Form 10-Q
period 1996-03-31
SILVER KING COMMUNICATIONS INC
filed 1996-05-15
CIK 891103

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                        OR

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-20570

                        SILVER KING COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE                                          59-2712887
 (State or other jurisdiction of                            (I.R.S. Employer)
 incorporation or organization)                            Identification No.)

  12425 28TH STREET, NORTH, ST. PETERSBURG, FLORIDA               33716
      (Address of principal executive offices)                  (Zip Code)

                                 (813) 573-0339
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___ .

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Total number of shares of outstanding Common Stock as of April 30, 1996:

               Common Stock...........................................  7,055,332
               Class B Common Stock...................................  2,415,945

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
- - --------------------------------------------------------------------------------
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          QUARTER ENDED
                                                                    -------------------------
                                                                    MARCH 31,       MARCH 31,
                                                                      1996            1995
- - ---------------------------------------------------------------------------------------------
REVENUE
Broadcasting......................................................   $10,730         $10,517
Production........................................................       382             798
                                                                     -------         -------
  Net revenue.....................................................    11,112          11,315
COSTS AND EXPENSES
Cost of production................................................       128             137
General and administrative........................................     5,899           5,513
Depreciation and amortization.....................................     3,458           3,692
                                                                     -------         -------
  Total costs and expenses........................................     9,485           9,342
                                                                     -------         -------
  Operating profit (loss).........................................     1,627           1,973
OTHER INCOME (EXPENSE)
Interest income...................................................       619             339
Interest expense..................................................    (2,412)         (2,810)
Dividend income...................................................        --             463
Miscellaneous.....................................................       137             (56)
                                                                     -------         -------
          Total other income (expense)............................    (1,656)         (2,064)
                                                                     -------         -------
Income (loss) before income taxes.................................       (29)            (91)
Income tax benefit (provision)....................................      (577)            244
                                                                     -------         -------
NET INCOME (LOSS).................................................   $  (606)        $   153
                                                                     =======         =======
PER SHARE OF COMMON STOCK:
NET INCOME (LOSS) PER COMMON SHARE................................   $  (.06)        $   .02
                                                                     =======         =======
WEIGHTED AVERAGE SHARES OUTSTANDING...............................     9,456           8,903
                                                                     =======         =======

   The accompanying notes are an integral part of these financial statements.

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
- - --------------------------------------------------------------------------------
                                 (IN THOUSANDS)

                                                              MARCH 31,          DECEMBER 31,
                                                                1996                 1995
- - ---------------------------------------------------------------------------------------------
                                           ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $ 23,318             $ 19,140
Accounts receivable, net....................................       411                1,402
Notes receivable, current...................................     3,010                2,835
Other current assets........................................       841                1,199
Deferred income taxes.......................................     1,797                1,797
                                                              --------             --------
     Total current assets...................................    29,377               26,373
PROPERTY, PLANT AND EQUIPMENT, AT COST
Computer and broadcast equipment............................    73,575               76,033
Buildings and leasehold improvements........................    19,395               19,520
Furniture and other equipment...............................     2,225                2,991
                                                              --------             --------
                                                                95,195               98,544
     Less accumulated depreciation..........................   (70,942)             (72,851)
                                                              --------             --------
                                                                24,253               25,693
Land........................................................     3,334                3,334
Construction in progress....................................       139                  244
                                                              --------             --------
     Total property, plant and equipment....................    27,726               29,271
OTHER ASSETS
Intangible assets, net......................................    57,643               59,984
Capitalized bank fees, net..................................     3,077                3,293
Capitalized restructuring...................................       170                   --
Notes receivable, net of current............................    11,396               12,188
Long-term investments.......................................     5,135                5,135
Other.......................................................       446                  426
                                                              --------             --------
     Total other assets.....................................    77,867               81,026
                                                              --------             --------
                                                              $134,970             $136,670
                                                              ========             ========

   The accompanying notes are an integral part of these financial statements.

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) -- (CONTINUED)
- - --------------------------------------------------------------------------------
                                 (IN THOUSANDS)

                                                             MARCH 31,   DECEMBER 31,
                                                               1996          1995
- - -------------------------------------------------------------------------------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations................  $ 12,638      $ 12,456
Accrued liabilities:
  Payroll and payroll taxes................................     1,837         1,315
  Rent.....................................................       633           722
  Interest.................................................     1,445           777
  Other....................................................     2,147         2,217
  Restructuring............................................       905         1,333
                                                             --------      --------
           Total current liabilities.......................    19,605        18,820
DEFERRED INCOME TAXES......................................    14,451        14,399
LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES...........    92,730        95,980
COMMITMENTS AND CONTINGENCIES..............................        --            --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; 50,000 shares
  authorized,
  no shares issued and outstanding.........................        --            --
Common stock -- $.01 par value, 30,000,000 shares
  authorized, 7,055,332 and 6,996,332 shares issued and
  outstanding, respectively................................        71            70
Class B convertible common stock -- $.01 par value;
  2,415,945 shares authorized, issued and outstanding......        24            24
Additional paid-in capital.................................   127,189       126,119
Note receivable from common stock issuance to Key
  Executive................................................    (4,998)       (4,998)
Deficit....................................................  (110,729)     (110,123)
Unearned compensation......................................    (3,373)       (3,621)
                                                             --------      --------
           Total stockholders' equity......................     8,184         7,471
                                                             --------      --------
                                                             $134,970      $136,670
                                                             ========      ========

   The accompanying notes are an integral part of these financial statements.

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
- - --------------------------------------------------------------------------------
                                 (IN THOUSANDS)

                                                                          NOTE
                                                                       RECEIVABLE
                                COMMON       CLASS B                   FROM COMMON
                                 STOCK     CONVERTIBLE   ADDITIONAL       STOCK
                               $0.01 PAR     COMMON       PAID-IN     ISSUANCE FROM                 UNEARNED
                                 VALUE        STOCK       CAPITAL     KEY EXECUTIVE    DEFICIT    COMPENSATION   TOTAL
- - -----------------------------------------------------------------------------------------------------------------------
BALANCE ON JANUARY 1, 1996...     $70          $24        $126,119       $(4,998)     $(110,123)    $ (3,621)    $7,471
Issuance of common stock upon
  exercise of stock
  options....................       1           --             640            --             --           --        641
Income tax benefit relating
  to stock options
  exercised..................      --           --             430            --             --           --        430
Amortization of unearned
  compensation related to
  grant of stock options to
  Key Executive..............      --           --              --            --             --          248        248
Net loss for the quarter
  ended March 31, 1996.......      --           --              --            --           (606)          --       (606)
                                  ---          ---       ---------    ----------      ---------   ----------     ------
BALANCE ON MARCH 31, 1996....     $71          $24        $127,189       $(4,998)     $(110,729)    $ (3,373)    $8,184
                               ======      =======       =========    ==========      =========   ==========     ======

   The accompanying notes are an integral part of these financial statements.

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- - --------------------------------------------------------------------------------
                                 (IN THOUSANDS)

                                                                         QUARTER ENDED
                                                                    -----------------------
                                                                                  DECEMBER
                                                                    MARCH 31,       31,
                                                                       1996         1995
- - -------------------------------------------------------------------------------------------
CASH FLOWS -- OPERATING ACTIVITIES:
Net income (loss).................................................   $   (606)    $    153
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization...................................      3,458        3,692
  Non-cash interest expense.......................................        216          206
  Provision for losses on accounts receivable.....................         20           15
  Expense related to leases with escalation clause................        (89)         (22)
  Amortization of unearned compensation related to grant of stock
     options to Key Executive.....................................        248           --
  (Gain) loss on retirement or sale of fixed assets...............         (2)          54
  Deferred income tax (benefit) expense...........................        412         (156)
  (Increase) decrease in other assets.............................        (20)          --
  Changes in current assets and liabilities:
     (Increase) decrease in accounts receivable...................        847        1,950
     (Increase) decrease in other current assets..................        358          (30)
     Increase (decrease) in accrued liabilities...................      1,386         (371)
                                                                    ---------    ---------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..........      6,228        5,491
                                                                    ---------    ---------
CASH FLOWS -- INVESTING ACTIVITIES:
  Capital expenditures............................................        (73)        (596)
  Proceeds from sale of fixed assets..............................          3            1
  Payment of capitalized restructuring fees.......................       (170)          --
  Investment in long-term notes receivable........................         --       (1,400)
  Proceeds from long-term notes receivable........................        617          266
                                                                    ---------    ---------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..........        377       (1,729)
                                                                    ---------    ---------
CASH FLOWS -- FINANCING ACTIVITIES:
  Principal payments on long-term obligations.....................     (3,068)      (2,618)
  Proceeds from exercise of stock options.........................        641           30
                                                                    ---------    ---------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..........     (2,427)      (2,588)
                                                                    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................      4,178        1,174
Cash and cash equivalents at beginning of period..................     19,140       12,554
                                                                    ---------    ---------
Cash and cash equivalents at end of period........................   $ 23,318     $ 13,728
                                                                    =========    =========

   The accompanying notes are an integral part of these financial statements.

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND DISTRIBUTION

     In July 1986, Silver King Broadcasting Company, Inc. ("SKBC") was incorporated in Delaware and began acquiring UHF television stations. SKBC was formed as part of a strategy to broaden the viewership of the retail sales programming produced by Home Shopping Club, Inc. ("HSC"), a wholly-owned subsidiary of Home Shopping Network, Inc. ("HSN") and a leader in the electronic retailing industry. HSC sells a variety of consumer goods and services by means of HSC's live, customer-interactive retail sales programming, which is received on a full-time or part-time basis by broadcast television stations, cable television systems and satellite dish receivers. SKBC subsequently changed its name to HSN Communications, Inc. ("HSNC") and, on August 25, 1992, HSNC changed its name to Silver King Communications, Inc. ("SKC" when referring to the parent company alone, but when referring to SKC and/or one or more of its direct or indirect wholly-owned subsidiaries, the "Company"). Currently, the Company owns and operates 12 independent full-power UHF television stations, including one television satellite station (the "Stations"), which affiliate with and primarily broadcast HSC retail sales programming. The Stations serve eight of the 13 largest metropolitan television markets in the United States. As of December 31, 1995, the Stations reached approximately 28.0 million television households, which is one of the largest audience reaches of any owned and operated independent television broadcasting group in the United States.

     In addition, the Company owns 26 low power television ("LPTV") stations that broadcast HSC retail sales programming. The Company and HSN are discussing an amendment to their existing LPTV affiliation agreements which would provide additional revenue to the Company. LPTV stations have lower power transmitters than conventional television stations and, therefore, the broadcast signals of LPTV stations do not cover as broad a geographical area as conventional broadcast television stations.

     On December 28, 1992 (the "Distribution Date"), HSN distributed the capital stock (the "Distribution") of the Company to HSN's stockholders of record as of December 24, 1992 (the "Record Date"), in the form of a pro-rata stock dividend. The capital stock of Telemation, Inc. ("Telemation") was contributed to SKC prior to the Distribution. Telemation is a video production and post-production company providing a full range of communications services to corporations and advertising agencies, and Telemation also produces television shows and videos for the entertainment industry.

     The Distribution resulted in 100% of the outstanding shares of the Company's Common Stock and the Company's Class B Common Stock being distributed to holders of HSN Common Stock and HSN Class B Common Stock on a pro-rata basis as of the Record Date.

     Roy M. Speer indirectly controls the Company through the ownership, by RMS Limited Partnership ("RMSLP"), a Nevada limited partnership, of 100% of the Company's Class B Common Stock. On February 11, 1993, RMSLP entered into an agreement granting an assignable option to purchase 2,000,000 shares of its Class B Common Stock in the Company to Liberty Media Corporation ("Liberty"). This agreement was subsequently amended on September 23, 1994, and Liberty retained its option to purchase 2,000,000 shares. Liberty and Barry Diller (the "Key Executive") entered into an agreement pursuant to which Liberty and Mr. Diller have formed Silver Management Company ("SMC") to which Liberty intends to assign the option. On March 6, 1996, the Federal Communications Commission ("FCC") granted its approval of the transfer of control of SKC from Mr. Speer to SMC by the proposed consummation of the option. However, the FCC attached certain conditions to the grant and also adopted a stay order released on the same day as the grant delaying the effectiveness of the grant until the agency completed an investigation of allegations raised against SKC by Urban Broadcasting Corporation ("Urban") that could implicate SKC's qualifications as an FCC licensee. SMC has filed a pleading requesting that the FCC delete or modify one of the conditions to the grant which requires prior FCC approval if Liberty's parent company, Tele-Communications, Inc., materially increases its cable systems' percentage of subscribers in any of the 11 markets served by the Company's Stations. Separately, SKC has filed pleadings at the FCC opposing Urban's allegations and seeking an order vacating the stay. A decision is currently pending on SMC's request and the FCC's investigation of the Urban allegations. If a sale pursuant to exercise of the option is consummated between RMSLP and SMC, Mr. Speer will no longer control the Company. See "Note D -- Subsequent Events" regarding the issuance of additional Company shares.

     The Company has changed its fiscal year end from August 31st to December 31st effective January 1, 1996.

NOTE B - BASIS OF PRESENTATION

     The accompanying Condensed Consolidated Financial Statements include the accounts of SKC and all subsidiaries, all of which are wholly-owned. All intercompany transactions and accounts have been eliminated. The Condensed Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the fiscal year ended August 31, 1995.

     In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Condensed Consolidated Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Consolidated Financial Statements and notes thereto as discussed above.

NOTE C - LITIGATION

     On May 22, 1995, Silver King Broadcasting of Virginia, Inc. ("SKVA"), a wholly-owned subsidiary of the Company, and Urban Broadcasting Corporation ("Urban") and its principals settled a lawsuit relating to Urban's default on a note receivable of $10.5 million to SKVA. Pursuant to the settlement, SKVA received approximately $3.5 million on May 23, 1995, consisting of $1.8 million in interest income and $1.7 million in principal on SKVA's $10.5 million loan to Urban. Additionally, SKVA forgave approximately $.1 million of interest under the terms of the settlement and Urban dismissed its $6.5 million Amended Counterclaim. Urban remained obligated to repay the outstanding principal balance of approximately $8.8 million over the remaining term of the loan.

     On July 3, 1995, Urban and Theodore M. White, the President, sole director and owner of all the voting stock of Urban, separately filed voluntary Chapter 11 bankruptcy petitions. On September 26, 1995, the bankruptcy court entered a final cash collateral order with respect to the Urban bankruptcy executed by Urban and SKVA that lasted until December 31, 1995 and will continue thereafter for successive periods of three months unless Urban or SKVA gives 30 days' notice of termination prior to the end of any such three-month period. To date, no such notice has been provided. Accordingly, the final cash collateral order shall remain in effect at least until June 30, 1996. Under the cash collateral order, the escrow agreement SKVA and Urban entered into pursuant to the settlement of SKVA's lawsuit against Urban remains in effect. Under the escrow agreement, HSC makes affiliation payments due Urban under its affiliation agreement with HSC into an escrow account. The escrow agents thereafter disburse the proceeds to SKVA in an amount equal to the loan payment due SKVA from Urban, and any remaining proceeds are disbursed to Urban. As of May 1, 1996, Urban is current on its loan payment obligations. The Official Committee of Unsecured Creditors (the "Committee") has filed a motion for the appointment of a trustee. That motion remains pending. On April 29, 1996, the bankruptcy court denied a motion by Urban to extend the exclusive period for the debtor (i.e., Urban) to file a plan of reorganization. Since that ruling, Urban and the Committee have both filed plans of reorganization and disclosure statements. Mr. White has filed a plan of reorganization and has filed a motion to extend the exclusive period for consideration of his plan in the separate White proceeding.

NOTE D - SUBSEQUENT EVENTS

     On November 27, 1995, the Company entered into agreements to acquire a controlling interest in Home Shopping Network, Inc. from Liberty Media Corporation and to merge Savoy Pictures Entertainment, Inc. ("Savoy") into a new subsidiary of the Company. SKC plans to issue new shares of Common Stock to effect the Savoy transaction and new shares of Common and Class B Common Stock to effect the HSN transaction. Both transactions are subject to stockholder and FCC approval and the satisfaction of certain other conditions.

     On June 27, 1995, the Company, the Class A shareholders of Blackstar Communications, Inc. ("BCI") and Fox Television Stations, Inc. ("Fox") executed a Limited Liability Company Agreement (the "LLC"), a side agreement to the LLC and a Funding Agreement establishing the rights and obligations of the parties pursuant to a new venture, Blackstar L.L.C., formed to acquire television stations in the United States which may affiliate with Fox. Effective December 15, 1995, the FCC granted applications of subsidiaries of Blackstar L.L.C. to acquire Station KHGI-TV, Kearney, Nebraska and its satellite stations KWNB-TV and KSNB-TV, licensed to Hayes Center and Superior, Nebraska, respectively; and Station KEVN-TV, Rapid City, South Dakota and its satellite station KIVV-TV, licensed to Lead-Deadwood, South Dakota. The KHGI-TV/KWNB-TV/KSNB-TV transaction has not yet been consummated. On February 7, 1996, the LLC was amended, which, in part, modified the Company's preferred stock and dividend rights in BCI, and the Company agreed to permit BCI to defer payment of current dividends. Also on February 7, 1996, the Company contributed its common stock interest in BCI to Blackstar L.L.C. and Blackstar L.L.C. consummated the acquisition of Stations KEVN-TV and KIVV-TV.

     On April 5, 1996, the Company entered into a contract to sell its corporate headquarters building in St. Petersburg, Florida for $3.0 million. The sale is expected to be completed by July 1, 1996 and the Company expects to record a gain on the sale of the building of approximately $.5 million. There can be no assurance that the sale will be consummated, or that the terms of sale will not be materially changed.

     On April 26, 1996, an entity in which the Company holds a 49% nonvoting common stock interest consummated the acquisition of Station KPST-TV, Vallejo, California which serves the San Francisco market. SKC Investments, Inc., a subsidiary of the Company, loaned the purchasing entity $7.9 million on similar terms to other loans of this nature to finance the acquisition and the Company may fund an additional $1.0 million for construction of a new studio.

     On May 8, 1996, the Company received a prepayment of approximately $1.4 million in full satisfaction of the note receivable from Roberts Broadcasting Company ("RBC"). The Company still retains a 45% nonvoting convertible common stock interest in RBC.

     On May 8, 1996, the Company and Savoy entered into Amendment No. 1 to the Merger Agreement ("Amendment No. 1") extending certain dates in the Merger Agreement. Amendment No. 1 extends the termination date for the Merger Agreement from May 30, 1996 to July 30, 1996, except that, if the Merger has not been consummated due to the failure to obtain approval by the Federal Communications Commission, then such date shall be extended to October 30, 1996.

NOTE E - RESTRUCTURING

     The Company has accrued $2.0 million in restructuring charges (the "Restructuring"), which relate to termination benefits (including severance and out placement assistance) except for $100,000 which is the estimated charge to relocate the corporate headquarters to Los Angeles, California. The total number of employees to be terminated related to this Restructuring is 95. The actual termination benefits paid and charged against the accrual as of March 31, 1996 are approximately $1.1 million. There were no adjustments to the original $2.0 million accrual for the Restructuring during the transition period.

NOTE F - RECLASSIFICATIONS

     Certain amounts in the Company's balance sheet have been reclassified to reflect more recent information than was available when the transition Form 10-Q for the period ended December 31, 1995 was filed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A.  RESULTS OF OPERATIONS

     The following is a discussion of material changes in the consolidated results of operations of Silver King Communications, Inc. and its subsidiaries ("SKC" when referring to the parent company alone, but when referring to SKC and/or one or more of its direct or indirect wholly-owned subsidiaries, the "Company") which occurred in the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. The Company's primary business is the operation of 12 independent full-power television stations which primarily broadcast Home Shopping Club ("HSC") retail sales programming.

QUARTER ENDED MARCH 31, 1996 VS. QUARTER ENDED MARCH 31, 1995

     The following tables summarize the changes in selected operating items, including dollar changes, percentage changes and percent of net revenue for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. The financial position of the Company during the period will not be indicative of future financial results or conditions if one or both of the Savoy and HSN transactions discussed in footnote D of the financial statements is consummated.

                                           QUARTER ENDED
                                        --------------------                                     % OF NET
                                                      MAR.                       LINE ITEM        REVENUE
                                        MAR. 31,       31,       $ CHANGE        % CHANGE      -------------
                                          1996        1995     FAV./UNFAV.)    FAV./(UNFAV.)   1996     1995
                                        --------     -------   -------------   -------------   ----     ----
                                                              (IN MILLIONS, EXCEPT %)
Net revenue...........................   $ 11.0      $ 11.3        $ (.3)             (3)      100 %    100 %
Cost of production....................      (.1)        (.1)          --              --        (1)      (1)
General and administrative............     (5.9)       (5.5)         (.4)             (7)      (53)     (49)
Depreciation and amortization.........     (3.4)       (3.7)          .3               8       (31)     (32)
                                         ------      ------        -----          ------       ---     ----
Operating profit (loss)...............      1.6         2.0          (.4)            (20)       15       18
Other income (expense)................     (1.6)       (2.1)          .5              24       (15)     (19)
                                         ------      ------        -----          ------       ---     ----
Income (loss) before income taxes.....       --         (.1)          .1             100        --       (1)
Income tax benefit (provision)........      (.6)         .2          (.8)           (400)       (5)       2
                                         ------      ------        -----          ------       ---     ----
Net income (loss).....................   $  (.6)      $  .1        $ (.7)           (700)       (5)%      1 %
                                         ======      ======        =====          ======       ===     ====

NET REVENUE

     For the quarter ended March 31, 1996, net revenue decreased $.3 million from $11.3 million to $11.0 million. The decrease primarily relates to the closing of the Denver Telemation facility in December 1995.

     Each of the Company's Stations and then-owned LPTV stations entered into Affiliation Agreements with HSC on the Distribution Date. The Affiliation Agreements with the Stations, which provide for payment to the Stations of a minimum affiliation fee for carriage of HSC programming, are the primary source of the Company's revenue. Station revenue can exceed the hourly affiliation fee if HSC's net sales credited to the Stations meet certain criteria. The Affiliation Agreements, as amended November 30, 1995, provide for the broadcast by each Station of HSC's electronic retail sales programming for 159 hours per week and the availability to the Stations of two and one-half minutes of broadcast time each hour. Each Affiliation Agreement has an initial term of five years and is renewable for two additional five-year terms at each Station's sole option. The Affiliation Agreements are cancelable by the Stations with 18 months' written notice prior to the end of any scheduled term. The Company and HSC have agreed in principle to extend the date by which the Stations must give notice of nonrenewal with respect to the next five-year term from June 28, 1996 until December 28, 1996. Under the Affiliation Agreements, each Station has nine hours per week available for non-HSC programming, which are currently used for one hour Monday through Friday and four hours each Sunday morning for the broadcast of issue-responsive, children's, ethnic, religious and/or paid informational programming. Additionally, under the Affiliation Agreements, the Stations may use two and one-half minutes of each broadcast hour for advertising inserts and public service programming. Each Station may also preempt HSC programming for an additional three hours per week (i.e., 156 hours per year) subject to forfeiture of twice the applicable hourly affiliation fee provided for in such Station's Affiliation Agreement. Notwithstanding anything else to the contrary, a Station may also preempt any amount of HSC programming for public interest reasons and in such event, such Station will forfeit twice the hourly affiliation fee for such preemption period.

     The Station Affiliation Agreements provide for higher compensation to the Stations if a Station's Compensation Amount, which is based upon a formula involving HSC's net sales credited to the Station, exceeds the minimum affiliation fee based upon that Station's hourly affiliation rate. The determination is made on an annual basis within 30 days of each anniversary of the Affiliation Agreements. As a result of the July 2, 1993 Federal Communications Commission ruling that television stations with home shopping formats are eligible for "must carry" status (see "C. OTHER SIGNIFICANT MATTERS"), the Company believes that its Stations increased their viewership due to an increase in the number of cable systems that carried the Stations. Management believes this increased viewership, to some degree, increased the sales by HSC credited to the Stations during calendar year 1994, resulting in a portion of the additional affiliation fees received by the Company in January 1995. Based upon reported HSC sales performance for calendar year 1995, the Company received $.8 million of additional affiliation fees in January 1996 accrued in December 1995 for sales by HSC credited to the Stations in calendar year 1995.

GENERAL AND ADMINISTRATIVE

     For the quarter ended March 31, 1996, general and administrative expenses increased $.4 million from $5.5 million to $5.9 million compared to the same period last year. The Company recognized approximately $.9 million of charges under the terms of the Equity and Bonus Compensation Agreement (the "Agreement") between the Company and its Chairman, Barry Diller. The increase in compensation was offset by an $.8 million decrease in payroll expenses due to the Restructuring which took place in December 1995. The remaining increase is primarily due to additional consulting and legal expenses associated with the terms of the Agreement. The Company has also initiated the hiring of several experienced broadcast executives which will increase general and administrative expenses in future periods.

     In the event one or both of the Savoy and HSN transactions (as discussed in Note D of the financial statements) is not consummated, transaction costs of approximately $4.0 million will be charged to operations and will increase general and administrative expenses.

DEPRECIATION AND AMORTIZATION

     For the quarter ended March 31, 1996, depreciation and amortization decreased by $.3 million from $3.7 million to $3.4 million compared to the same period last year. The decrease was primarily due to the closure of the Denver Telemation facility in December 1995. The Company sold many of the assets of Telemation decreasing the depreciation expense in the first quarter of fiscal year 1996.

OTHER INCOME (EXPENSE)

     For the quarter ended March 31, 1996, other expense decreased by $.5 million from $2.1 million to $1.6 million compared to the same period last year as a result of the recognition of interest income from the May 1995 settlement of the Company's lawsuit against Urban Broadcasting Corporation ("Urban") as discussed in Note C of the financial statements. The Company did not recognize any interest income from Urban in the same period last year.

INCOME TAXES

     The Company's effective tax rate for periods presented differed from the statutory rate due primarily to the amortization of goodwill and other acquired intangible assets relating to acquisitions from prior years, other nondeductible items, and state income taxes.

     State taxes are more significant than federal taxes for the Company as some of the Company's subsidiaries generate taxable income while others generate net operating losses. For federal tax purposes, the net operating losses offset the taxable income as the corporations file a consolidated federal tax return.

     For state purposes, many states such as New Jersey, New York, Massachusetts and Maryland require each subsidiary doing business in the state to file a separate tax return. As related to the Company, subsidiaries doing business in New Jersey and New York generate significant taxable income and are therefore subject to state tax on this separate company taxable income. Other subsidiaries generate net operating losses for which no state tax benefit is received as the net operating loss cannot be offset against another subsidiary's taxable income for state tax purposes.

B.  FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $9.8 million as of March 31, 1996, compared with working capital of $7.6 million as of December 31, 1995.

     The Company historically has generated sufficient cash flow to fund its operating, investing and financing activities.

     The Company has used its internally generated cash flow for investing activities to fund capital expenditures and investments in television broadcasting companies controlled by FCC-recognized minority groups. During the quarter ended March 31, 1996, the Company had capital expenditures of approximately $.1 million. The Company expects to utilize either internally generated funds or available cash to fund capital expenditures of approximately $.9 million during the 1996 calender year, although the Company has no contractual commitments with any parties.

     The Company has used its internally generated cash flow for financing activities to service principal obligations under its Credit Agreement with Chemical Bank and other named Lenders (the "Bank Group".) During the quarter ended March 31, 1996, the Company paid approximately $3.1 million of principal obligations to the Bank Group and expects to pay approximately $9.4 million during the remainder of 1996. Under certain conditions, the Company's Borrowing Group, which consists of all Company entities with the exception of SKC, Silver King Investment Holdings, Inc., Thames Acquisition Corp. (which will be merged into Savoy if such transaction is consummated) and SKC Investments, Inc., is required to fund mandatory principal prepayments in advance of scheduled principal payments to the Bank Group. The Borrowing Group may at any time fund optional principal prepayments in satisfaction of mandatory principal prepayments or in advance of scheduled principal payments to the Bank Group.

     Based on current projections, the Company expects that all operating, investing and financing activities for calendar year 1996 will be met from either internally generated cash flow or available cash. However, in the event that these projections are not met, the Borrowing Group has a revolving credit facility available from the Bank Group of $15.0 million.

     In the event one or both of the Savoy and HSN transactions (as discussed in footnote D of the financial statements) is consummated, the Company's financial position and liquidity needs may change significantly.

     On April 5, 1996, the Company entered into a contract to sell its corporate headquarters building in St. Petersburg, Florida for $3.0 million. The sale is expected to be completed by July 1, 1996 and the Company expects to record a gain on the sale of the building of approximately $.5 million. There can be no assurance that the sale will be consummated, or that the terms of sale will not be materially changed.

     On April 26, 1996, an entity in which the Company holds a 49% nonvoting common stock interest consummated the acquisition of Station KPST-TV, Vallejo, California which serves the San Francisco market. SKC Investments, Inc., a subsidiary of the Company, loaned the purchasing entity $7.9 million on similar terms to other loans of this nature to finance the acquisition and the Company may fund an additional $1.0 million for construction of a new studio.

     On May 8, 1996, the Company received a prepayment of approximately $1.4 million in full satisfaction of the note receivable from RBC. The Company still retains a 45% nonvoting convertible common stock interest in RBC.

C.  OTHER SIGNIFICANT MATTERS

     On July 2, 1993, the Federal Communications Commission ("FCC") ruled that stations predominantly used for the transmission of sales presentations or program-length commercials operate in the public interest and are entitled to "must carry" status. Therefore, if requested to do so pursuant to FCC rules, cable television systems must carry the signals of local commercial television stations with home shopping formats. A petition for reconsideration of the FCC's ruling currently is pending before the FCC. The Company has filed an opposition to that petition.

     On April 8, 1993, a decision by the United States District Court for the District of Columbia upheld the constitutional validity of "must carry" generally. On appeal, in a multi-opinion decision released on June 27, 1994, the Supreme Court declined to rule on the constitutional validity of "must carry." Instead, the Supreme Court vacated the District Court decision and remanded the case to the District Court to permit development of a full factual record concerning the need for "must carry." On December 12, 1995, the District Court again upheld the constitutional validity of "must carry" by a two to one majority. The Supreme Court is expected to consider another appeal of the District Court decision in the fall of 1996.

     On June 27, 1995, the Company, the Class A shareholders of Blackstar Communications, Inc. ("BCI") and Fox Television Stations, Inc. ("Fox") executed a Limited Liability Company Agreement (the "LLC"), a side agreement to the LLC and a Funding Agreement establishing the rights and obligations of the parties pursuant to a new venture, Blackstar L.L.C., formed to acquire television stations in the United States which may affiliate with Fox. Effective December 15, 1995, the FCC granted applications of subsidiaries of Blackstar L.L.C. to acquire Station KHGI-TV, Kearney, Nebraska and its satellite stations KWNB-TV and KSNB-TV, licensed to Hayes Center and Superior, Nebraska, respectively; and Station KEVN-TV, Rapid City, South Dakota and its satellite station KIVV-TV, licensed to Lead-Deadwood, South Dakota. The KHGITV/KWNB-TV/KSNB-TV transaction has not yet been consummated. On February 7, 1996, the LLC was amended, which, in part, modified the Company's preferred stock and dividend rights in BCI, and the Company agreed to permit BCI to defer payment of current dividends. Also on February 7, 1996, the Company contributed its common stock interest in BCI to Blackstar L.L.C. and Blackstar L.L.C. consummated the acquisition of Stations KEVN-TV and KIVV-TV.

     On April 5, 1996, the Company entered into a contract to sell its corporate headquarters building in St. Petersburg, Florida for $3.0 million. The sale is expected to be completed by July 1, 1996 and the Company expects to record a gain on the sale of the building of approximately $.5 million. There can be no assurance that the sale will be consummated, or that the terms of sale will not be materially changed.

     On April 26, 1996, an entity in which the Company holds a 49% nonvoting common stock interest consummated the acquisition of Station KPST-TV, Vallejo, California which serves the San Francisco market. SKC Investments, Inc., a subsidiary of the Company, loaned the purchasing entity $7.9 million on similar terms to other loans of this nature to finance the acquisition and the Company may fund an additional $1.0 million for construction of a new studio.

     On May 8, 1996, the Company received a prepayment of approximately $1.4 million in full satisfaction of the note receivable from RBC. The Company still retains a 45% nonvoting convertible common stock interest in RBC.

     On May 8, 1996, the Company and Savoy entered into Amendment No. 1 to the Merger Agreement ("Amendment No. 1") extending certain dates in the Merger Agreement. Amendment No. 1 extends the termination date for the Merger Agreement from May 30, 1996 to July 30, 1996, except that, if the Merger has not been consummated due to the failure to obtain approval by the Federal Communications Commission, then such date shall be extended to October 30, 1996.

     Roy M. Speer indirectly controls the Company through the ownership, by RMS Limited Partnership ("RMSLP"), a Nevada limited partnership, of 100% of the Company's Class B Common Stock. On February 11, 1993, RMSLP entered into an agreement granting an assignable option to purchase 2,000,000 shares of its Class B Common Stock in the Company to Liberty Media Corporation ("Liberty"). This agreement was subsequently amended on September 23, 1994, and Liberty retained its option to purchase 2,000,000 shares. Liberty and Barry Diller entered into an agreement pursuant to which Liberty and Mr. Diller have formed Silver Management Company ("SMC") to which Liberty intends to assign the option. On March 6, 1996, the FCC granted its approval of the transfer of control of SKC from Mr. Speer to SMC by the proposed consummation of the option. However, the FCC attached certain conditions to the grant and also adopted a stay order released on the same day as the grant delaying the effectiveness of the grant until the agency completed an investigation of allegations raised against SKC by Urban Broadcasting Corporation ("Urban") that could implicate SKC's qualifications as an FCC licensee. SMC has filed a pleading requesting that the FCC delete or modify one of the conditions to the grant which requires prior FCC approval if Liberty's parent company, Tele-Communications, Inc., materially increases its cable systems' percentage of subscribers in any of the 11 markets served by the Company's Stations. Separately, SKC has filed pleadings at the FCC opposing Urban's allegations and seeking an order vacating the stay. A decision is currently pending on SMC's request and the FCC's investigation of the Urban allegations. If a sale pursuant to exercise of the option is consummated between RMSLP and SMC, Mr. Speer will no longer control the Company.

     On February 8, 1996, the President signed into law the Telecommunications Act of 1996 (the "Act"). The Act permits, among other things, one company to own an unlimited number of full-power, full-service television stations and increases permissible national coverage by one company's television stations from 25% to 35% of television homes. The Act also repeals the ban contained in the Communications Act of 1934, as amended, on ownership by one entity of a cable television system and television station in the same market, but leaves the FCC's regulation precluding cable system-television station cross-ownership in place. The Act also directs the FCC to conduct a rulemaking proceeding addressing its local television ownership rules.

     As a result of the Restructuring, on December 12 and December 22, 1995, the IBEW and CWA in Newark, New Jersey and Central Islip, New York, respectively, withdrew union recognition with respect to Company Stations WHSE-TV and WHSI-TV.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     See Part I, Item 1. Financial Statements. Note C -- Litigation

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

(a)     Exhibits

10.1 Equity and Bonus Compensation Agreement, dated as of August 24, 1995, between Silver King Communications, Inc. and Barry Diller.

10.2 Stock Pledge Agreement, dated as of August 24, 1995, between SKC Investments, Inc. and Barry Diller.

10.3 Non-Recourse Secured Promissory Note, dated as of August 24, 1995, executed by Barry Diller.

10.4    AMENDMENT NO. 1 TO THE AGREEMENT AND PLAN OF MERGER, dated as of
        May 8, 1996, by and among Silver King Communications, Inc., Thames Acquisition Corp., and Savoy Pictures Entertainment, Inc., regarding the extension of date for termination of Merger Agreement.

27      Financial Data Schedule (for SEC use only)

(b)     Reports on Form 8-K and Form 8-K/A

        The Company filed a report on Form 8-K on February 13, 1996 disclosing a change of Certifying Accountants for the fiscal year ending December 31, 1996.

        The Company filed a report on Form 8-K/A on March 1, 1996 disclosing that there had been no disagreements with the Company's Certifying Accountants during the previous two fiscal years.

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SILVER KING COMMUNICATIONS, INC.
                                                               (Registrant)
Date:  May 15, 1996                            /s/ Barry Diller
                                               -------------------------------------------
                                               Barry Diller, Chairman and Chief Executive
                                               Officer

Date:  May 15, 1996                            /s/ Steven H. Grant
                                               -------------------------------------------
                                               Steven H. Grant, Executive Vice President,
                                               Chief Financial/Administrative Officer
                                               and Treasurer

Date:  May 15, 1996                            /s/ Joan E. Halfaker
                                               -------------------------------------------
                                               Joan E. Halfaker, Vice President and
                                               Controller
                                               (Principal Accounting Officer)