Form 10-Q
period 1996-06-30
SILVER KING COMMUNICATIONS INC
filed 1996-08-14
CIK 891103

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------
                                   FORM 10-Q

(MARK ONE)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                     OR
   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO
                                          ------------  -------------

                          COMMISSION FILE NO. 0-20570

                        SILVER KING COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     59-2712887
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)
2425 OLYMPIC BOULEVARD, SANTA MONICA, CALIFORNIA                     90404
    (Address of principal executive offices)                      (Zip Code)

                                 (310) 247-7905
              (Registrant's telephone number, including area code)

            12425 28TH STREET, NORTH, ST. PETERSBURG, FLORIDA 33716
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ____.

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Total number of shares of outstanding Common Stock as of August 5, 1996:

    Common Stock..............................................................  7,075,332
    Class B Common Stock......................................................  2,415,945

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SILVER KING COMMUNICATIONS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            -------------------   -------------------
                                                            JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                              1996       1995       1996       1995
                                                            --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUE
Broadcasting..............................................  $ 10,658   $ 10,680   $ 21,388   $ 21,197
Production................................................       266        830        648      1,628
                                                             -------    -------    -------    -------
          Net revenue.....................................    10,924     11,510     22,036     22,825
COSTS AND EXPENSES
Cost of production........................................        65        134        193        271
General and administrative................................     5,875      5,566     11,774     11,079
Depreciation and amortization.............................     3,404      3,669      6,862      7,361
                                                             -------    -------    -------    -------
          Total costs and expenses........................     9,344      9,369     18,829     18,711
                                                             -------    -------    -------    -------
          Operating profit................................     1,580      2,141      3,207      4,114
OTHER INCOME (EXPENSES)
Interest income...........................................       591      2,205      1,210      2,544
Interest expense..........................................    (2,221)    (2,799)    (4,633)    (5,609)
Dividend income...........................................        --         --         --        463
Miscellaneous.............................................       194         (2)       331        (58)
                                                             -------    -------    -------    -------
          Total other income (expense)....................    (1,436)      (596)    (3,092)    (2,660)
                                                             -------    -------    -------    -------
Income before income taxes................................       144      1,545        115      1,454
Income tax provision......................................      (596)      (725)    (1,173)      (481)
                                                             -------    -------    -------    -------
Net income (loss).........................................  $   (452)  $    820   $ (1,058)  $    973
PER SHARE OF COMMON STOCK:
NET INCOME (LOSS) PER COMMON SHARE........................  $   (.05)  $    .09   $   (.11)  $    .11
                                                             =======    =======    =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING.......................     9,484      8,916      9,471      8,910
                                                             =======    =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                               JUNE 30,      DECEMBER 31,
                                                                                 1996            1995
                                                                               ---------     ------------
                                                                                     (IN THOUSANDS)
                                                 ASSETS
CURRENT ASSETS
Cash and cash equivalents....................................................  $  19,837      $   19,140
Accounts receivable, net.....................................................        283           1,402
Notes receivable.............................................................      3,164           2,835
Other assets.................................................................        632           1,199
Deferred income taxes........................................................      1,614           1,797
                                                                               ---------       ---------
         Total current assets................................................     25,530          26,373
PROPERTY, PLANT AND EQUIPMENT, AT COST
Computer and broadcast equipment.............................................     73,674          76,033
Buildings and leasehold improvements.........................................     18,313          19,520
Furniture and other equipment................................................      1,918           2,991
                                                                               ---------       ---------
                                                                                  93,905          98,544
         Less accumulated depreciation.......................................    (71,698)        (72,851)
                                                                               ---------       ---------
                                                                                  22,207          25,693
Land.........................................................................      2,158           3,334
Construction in progress.....................................................        158             244
                                                                               ---------       ---------
         Net property plant and equipment....................................     24,523          29,271
OTHER ASSETS
Intangible assets, net.......................................................     55,305          59,984
Capitalized bank fees, net...................................................      2,872           3,293
Notes receivable, net of current.............................................     17,321          12,188
Long-term investments........................................................      5,140           5,135
Other........................................................................        755             426
                                                                               ---------       ---------
         Total other assets..................................................     81,393          81,026
                                                                               ---------       ---------
                                                                               $ 131,446      $  136,670
                                                                               =========       =========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations..................................  $  12,819      $   12,456
Accrued liabilities
  Payroll and payroll taxes..................................................      2,507           1,315
  Rent.......................................................................        617             722
  Interest...................................................................      1,381             777
  Other......................................................................      1,455           2,217
  Restructuring..............................................................        401           1,333
                                                                               ---------       ---------
         Total current liabilities...........................................     19,180          18,820
DEFERRED INCOME TAXES........................................................     14,595          14,399
LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES.............................     89,480          95,980
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; 50,000 shares authorized, no shares issued
  and outstanding............................................................         --              --
Common stock -- $.01 par value, 30,000,000 shares authorized, 7,075,332 and
  6,996,332 shares issued and outstanding, respectively......................         71              70
Class B convertible common stock -- $.01 par value; 2,415,945 shares
  authorized, issued, and outstanding........................................         24              24
Additional paid-in capital...................................................    127,401         126,119
Note receivable from Key Executive for common stock issuance.................     (4,998)         (4,998)
Deficit......................................................................   (111,181)       (110,123)
Unearned compensation........................................................     (3,126)         (3,621)
                                                                               ---------       ---------
         Total stockholders' equity..........................................      8,191           7,471
                                                                               ---------       ---------
                                                                               $ 131,446      $  136,670
                                                                               =========       =========

   The accompanying notes are an integral part of these financial statements.

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                NOTE
                                                             RECEIVABLE
                        COMMON                                  FROM
                        STOCK      CLASS B                  KEY EXECUTIVE
                        $0.01    CONVERTIBLE   ADDITIONAL    FOR COMMON
                         PAR       COMMON       PAID-IN         STOCK                     UNEARNED
                        VALUE       STOCK       CAPITAL       ISSUANCE       DEFICIT    COMPENSATION    TOTAL
                        ------   -----------   ----------   -------------   ---------   ------------   -------
                                                            (IN THOUSANDS)
BALANCE ON JANUARY 1,
  1996................   $ 70        $24        $ 126,119      $(4,998)     $(110,123)    $ (3,621)    $ 7,471
Issuance of common
  stock upon exercise
  of stock options....      1         --              695           --             --           --         696
Income tax benefit
  relating to stock
  options exercised...     --         --              587           --             --           --         587
Amortization of
  unearned
  compensation related
  to grant of stock
  options to Key
  Executive...........     --         --               --           --             --          495         495
Net loss for the
  quarter ended June
  30,
  1996................     --         --               --           --         (1,058)          --      (1,058)
                                 ---- ----
                                     ---
                        ------                 ----------   -------- -----  ----------  -------- ----  --------
BALANCE ON JUNE 30,
  1996................   $ 71        $24        $ 127,401      $(4,998)     $(111,181)    $ (3,126)    $ 8,191
                        ======   ===========   ==========   =============   ==========  ============   ========

   The accompanying notes are an integral part of these financial statements.

                        SILVER KING COMMUNICATIONS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                             -------------------
                                                                             JUNE 30,   JUNE 30,
                                                                               1996       1995
                                                                             --------   --------
                                                                               (IN THOUSANDS)
CASH FLOWS -- OPERATING ACTIVITIES:
Net income (loss)..........................................................  $ (1,058)  $    973
Adjustments to reconcile net earnings (loss) to net cash provided by (used
  in) operating activities
  Depreciation and amortization............................................     6,862      7,361
  Non-cash interest expense................................................       420        411
  Provision for losses on accounts receivable..............................        73         14
  Amortization of unearned compensation related to grant of stock options
     to Key Executive......................................................       495         --
  (Gain) loss on retirement or sale of fixed assets........................      (196)        58
  Deferred income taxes....................................................       966        151
  (Increase) decrease in other assets......................................        25         (5)
Changes in current assets and liabilities:
  Decrease in accounts receivable..........................................     1,047      2,187
  Decrease in other current assets.........................................       567        212
  Increase in current liabilities..........................................       750         89
                                                                              -------    -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES.............................     9,951     11,451
CASH FLOWS -- INVESTING ACTIVITIES:
  Capital expenditures.....................................................      (311)      (914)
  Proceeds from sale of fixed assets.......................................     2,320         --
  Payment of merger costs..................................................      (622)        --
  Long-term investments....................................................        (5)        --
  Proceeds from long-term notes receivable.................................     2,502      2,338
  Investment in long-term notes receivable.................................    (7,696)    (1,600)
                                                                              -------    -------
     NET CASH USED IN INVESTING ACTIVITIES.................................    (3,812)      (176)
CASH FLOWS -- FINANCING ACTIVITIES:
  Principal payments on long-term obligations..............................    (6,138)    (5,238)
  Proceeds from exercise of stock options..................................       696         30
                                                                              -------    -------
     NET CASH USED IN FINANCING ACTIVITIES.................................    (5,442)    (5,208)
                                                                              -------    -------
INCREASE IN CASH AND CASH EQUIVALENTS......................................       697      6,067
Cash and cash equivalents at beginning of period...........................    19,140     12,554
                                                                              -------    -------
Cash and cash equivalents at end of period.................................  $ 19,837   $ 18,621
                                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ORGANIZATION AND DISTRIBUTION

     In July 1986, Silver King Broadcasting Company, Inc. ("SKBC") was incorporated in Delaware and began acquiring UHF television stations. SKBC was formed as part of a strategy to broaden the viewership of the retail sales programming produced by Home Shopping Club, Inc. ("HSC"), a wholly-owned subsidiary of Home Shopping Network, Inc. ("HSN") and a leader in the electronic retailing industry. HSC sells a variety of consumer goods and services by means of HSC's live, customer-interactive retail sales programming, which is received on a full-time or part-time basis by broadcast television stations, cable television systems and satellite dish receivers. SKBC subsequently changed its name to HSN Communications, Inc. ("HSNC") and, on August 25, 1992, HSNC changed its name to Silver King Communications, Inc. ("SKC" when referring to the parent company alone, but when referring to SKC and/or one or more of its direct or indirect wholly-owned subsidiaries, the "Company"). Currently, the Company owns and operates 12 independent full-power UHF television stations, including one television satellite station (the "Stations"), which affiliate with and primarily broadcast HSC retail sales programming. The Stations serve eight of the 13 largest metropolitan television markets in the United States. As of March 31, 1996, the Stations reached approximately 29.0 million television households, which is one of the largest audience reaches of any owned and operated independent television broadcasting group in the United States.

     In addition, the Company owns 26 low power television ("LPTV") stations that broadcast HSC retail sales programming. The Company and HSC entered into a Master Low Power Television Affiliation Agreement as of May 1, 1996 covering all 26 LPTV stations. The Company will be paid up to $550,000 annually under the agreement.

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

     Roy M. Speer indirectly controls the Company through the ownership, by RMS Limited Partnership ("RMSLP"), a Nevada limited partnership, of 100% of the Company's Class B Common Stock. On February 11, 1993, RMSLP entered into an agreement granting an assignable option to purchase 2,000,000 shares of its Class B Common Stock in the Company to Liberty Media Corporation ("Liberty"), controlling Shareholder of HSN. This agreement was subsequently amended on September 23, 1994, and Liberty retained its option to purchase 2,000,000 shares. Liberty and Barry Diller entered into an agreement pursuant to which Liberty and Mr. Diller have formed Silver Management Company ("SMC") to which Liberty intends to assign the option. On March 6, 1996, the Federal Communications Commission ("FCC") granted its approval of the transfer of control of SKC from Mr. Speer to SMC by the proposed consummation of the option. However, the FCC attached certain conditions to the grant and also adopted a stay order released on the same day as the grant delaying the effectiveness of the grant until the agency completed an investigation of allegations raised against SKC by Urban Broadcasting Corporation ("Urban") that questioned SKC's qualifications as an FCC licensee. SMC filed a pleading requesting that the FCC delete or modify one of the conditions to the grant which required prior FCC approval if Liberty's parent company, Tele-Communications, Inc. ("TCI"), materially increases its cable systems' percentage of subscribers in any of the 11 markets served by the Company's Stations. In a Memorandum Opinion and Order and Notice of Apparent Liability released June 14, 1996, the FCC lifted the stay order on its approval of the transfer of control applications and deleted the condition to the grant requiring FCC approval if Liberty's parent company, TCI, materially

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES increases its cable systems' percentage of subscribers in any of the 11 markets served by the Company's Stations. The ruling provides that the FCC must be notified at any time TCI acquires subscribers representing more than 50% of the television households in a Company Station market. The FCC also fined Urban $25,000 for abdicating control of its station, WTMW (TV), Arlington, Virginia, to the Company during the station construction period. The Company was fined $150,000 for assuming unauthorized control of the station during the construction period and for violating the FCC's duopoly rules during that time period as a result of the signal overlap between WTMW (TV) and the Company's Baltimore, Maryland Station, WHSW-TV, notwithstanding the agency's ruling that control of WTMW (TV) reverted back to Urban at the time the station commenced operations. The FCC also required that certain aspects of the contracts between Urban and the Company, as Urban's lender and a shareholder, be reformed. If a sale pursuant to exercise of the option is consummated between RMSLP and SMC, Mr. Speer will no longer control the Company. See "Note D -- Subsequent Events" regarding the exercise of such option by SMC.

     The Company has changed its fiscal year end from August 31st to December 31st effective January 1, 1996.

NOTE B -- BASIS OF PRESENTATION

     The accompanying Condensed Consolidated Financial Statements include the accounts of SKC and all subsidiaries, all of which are wholly-owned. All intercompany transactions and accounts have been eliminated. The Condensed Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the transition Form 10-Q for the period ended December 31, 1995.

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

NOTE C -- LITIGATION

     On May 22, 1995, Silver King Broadcasting of Virginia, Inc. ("SKVA"), a wholly-owned subsidiary of the Company, and Urban Broadcasting Corporation ("Urban") and its principals settled a lawsuit relating to Urban's default on a note receivable of $10.5 million to SKVA. Pursuant to the settlement, SKVA received approximately $3.5 million on May 23, 1995, consisting of $1.8 million in interest income and $1.7 million in principal on SKVA's $10.5 million loan to Urban. The principal balance of the receivable on December 31, 1995 was $8.1 million. Additionally, SKVA forgave approximately $.1 million of interest under the terms of the settlement and Urban dismissed its $6.5 million Amended Counterclaim. Urban remained obligated to repay the outstanding principal balance of approximately $8.8 million over the remaining term of the loan.

     On July 3, 1995, Urban and Theodore M. White, the President, sole director and owner of all the voting stock of Urban, separately filed voluntary Chapter 11 bankruptcy petitions. On September 26, 1995, the bankruptcy court entered a final cash collateral order with respect to the Urban bankruptcy executed by Urban and SKVA that lasted until December 31, 1995 and will continue thereafter for successive periods of three months unless Urban or SKVA gives 30 days' notice of termination prior to the end of any such three-month period. To date, no such notice has been provided. Accordingly, the final cash collateral order shall remain in effect at least until September 30, 1996. Under the cash collateral order, the escrow agreement SKVA and Urban entered into pursuant to the settlement of SKVA's lawsuit against Urban remains in effect. Under the escrow agreement, HSC makes affiliation payments due Urban under its affiliation agreement with HSC into an escrow account. The escrow agents thereafter disburse the proceeds to SKVA in an amount equal to the loan payment due SKVA from Urban, and any remaining proceeds are disbursed to Urban. As of August 1,

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES

1996, Urban is current on its loan payment obligations and the remaining principal balance is $7.3 million. On June 24, 1996, the Court approved the disclosure statements of both Urban and the Official Committee of Unsecured Creditors. A hearing on confirmation of both plans of reorganization has been scheduled for September 5-6, 1996.

NOTE D -- SUBSEQUENT EVENTS

     On August 13, 1996, the Company was informed that Liberty had assigned the option relating to 2,000,000 shares of the Company's Class B Common Stock to SMC and that SMC had exercised such option (see Note A -- Organization and Distribution). As a result of this exercise, Mr. Speer no longer indirectly controls the Company, and the Company is controlled by SMC.

     On August 13, 1996, the Company entered into an Amendment to the merger agreement entered into as of November 27, 1995 among the Company, Savoy Pictures Entertainment, Inc. and a subsidiary of the Company. See Item 5 in this Form 10-Q for additional information concerning the terms and the status of the Merger.

NOTE E -- RESTRUCTURING

     In 1995, the Company accrued $2.0 million in restructuring charges (the "Restructuring"), which related to termination benefits (including severance and out placement assistance) and $.1 million for the estimated charge to relocate the corporate headquarters to Los Angeles, California. The total number of employees to be terminated related to this Restructuring is 95. The actual termination benefits paid and charged against the accrual as of June 30, 1996 are approximately $1.6 million. There were no adjustments to the original $2.0 million accrual for the Restructuring during the transition period.

NOTE F -- RECLASSIFICATIONS

     Certain amounts in the Company's balance sheet have been reclassified to reflect more recent information than was available when the transition Form 10-Q for the period ended December 31, 1995 was filed.

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A.  RESULTS OF OPERATIONS

     The following is a discussion of material changes in the consolidated results of operations of Silver King Communications, Inc. and its subsidiaries ("SKC" when referring to the parent company alone, but when referring to SKC and/or one or more of its direct or indirect wholly-owned subsidiaries, the "Company") which occurred in the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995. The Company's primary business is the operation of 12 independent full-power television stations which primarily broadcast Home Shopping Club ("HSC") retail sales programming.

THREE AND SIX MONTHS ENDED JUNE 30, 1996 VS. THREE AND SIX MONTHS ENDED JUNE 30, 1995

     The operations and financial position of the Company will not be indicative of future financial results or conditions if one or both of the Savoy and HSN transactions discussed in Note A of the financial statements is consummated.

NET REVENUE

     Net revenue decreased $.6 million to $10.9 million in the three months ended June 30, 1996 from $11.5 million in the three months ended June 30, 1995. Net revenue decreased $.8 million to $22 million in the six months ended June 30, 1996 from $22.8 million in the six months ended June 30, 1995. The decrease for both three and six months ended June 30, 1996 primarily relates to the closing of the Denver Telemation facility in December 1995.

     Each of the Company's Stations and then-owned LPTV stations entered into Affiliation Agreements with HSC on the Distribution Date. The Company has since entered into a Master Low Power Television Affiliation Agreement with HSC covering all 26 of its LPTV stations. The Affiliation Agreements with the Stations, which provide for payment to the Stations of a minimum affiliation fee for carriage of HSC programming, are the primary source of the Company's revenue. Station revenue can exceed the hourly affiliation fee if HSC's net sales credited to the Stations meet certain criteria. The Affiliation Agreements, as amended November 30, 1995, provide for the broadcast by each Station of HSC's electronic retail sales programming for 159 hours per week and the availability to the Stations of two and one-half minutes of broadcast time each hour. Each Affiliation Agreement has an initial term of five years and is renewable for two additional five-year terms at each Station's sole option. The Affiliation Agreements are cancelable by the Stations with 18 months' written notice prior to the end of any scheduled term. The Company and HSC have amended the Affiliation Agreements to extend the date by which the Stations must give notice of nonrenewal with respect to the next five-year term from June 28, 1996 until December 28, 1996. Under the Affiliation Agreements, each Station has nine hours per week available for non-HSC programming, which are currently used for one hour Monday through Friday and four hours each Sunday morning for the broadcast of issue-responsive, children's, ethnic, religious and/or paid informational programming. Additionally, under the Affiliation Agreements, the Stations may use two and one-half minutes of each broadcast hour for advertising inserts and public service programming. Each Station may also preempt HSC programming for an additional three hours per week (i.e., 156 hours per year) subject to forfeiture of twice the applicable hourly affiliation fee provided for in such Station's Affiliation Agreement. Notwithstanding anything else to the contrary, a Station may also preempt any amount of HSC programming for public interest reasons and in such event, such Station will forfeit twice the hourly affiliation fee for such preemption period.

     The Station Affiliation Agreements provide for higher compensation to the Stations if a Station's Compensation Amount, which is based upon a formula involving HSC's net sales credited to the Station, exceeds the minimum affiliation fee based upon that Station's hourly affiliation rate. The determination is made on an annual basis within 30 days of each anniversary of the Affiliation Agreements. As a result of the

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES

July 2, 1993 Federal Communications Commission ruling that television stations with home shopping formats are eligible for "must carry" status, the Company believes that its Stations increased their viewership due to an increase in the number of cable systems that carried the Stations. Management believes this increased viewership, to some degree, increased the sales by HSC credited to the Stations during calendar year 1994, resulting in a portion of the additional affiliation fees received by the Company in January 1995. Based upon reported HSC sales performance for calendar year 1995, the Company received $.8 million of additional affiliation fees in January 1996 accrued in December 1995 for sales by HSC credited to the Stations in calendar year 1995.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased $.3 million to $5.9 million in the three months ended June 30, 1996 from $5.6 million in the three months ended June 30, 1995 and increased $.7 million to $11.8 million in the six months ended June 30, 1996 from $11.1 million in the six months ended June 30, 1995. The Company recognized for the three and six months ended June 30, 1996 approximately $.9 million and $1.8 million, respectively of charges under the terms of the Equity and Bonus Compensation Agreement (the "Agreement") between the Company and its Chairman, Barry Diller. The increase in compensation for the three months and six months ended June 30, 1996 was offset by decreases of $.8 million and $1.6 million, respectively in payroll expenses due to the Restructuring which took place in December 1995. The remaining increase for the three and six months ended June 30, 1996 is primarily due to additional consulting and legal expenses associated with the terms of the Agreement. The Company has recently hired certain experienced broadcast executives which will increase general and administrative expenses in future periods.

     In the event one or both of the Savoy Merger and the acquisition of certain shares of the capital stock of HSN are not consummated, transaction costs of approximately $4.0 million will be charged to operations and will increase general and administrative expenses.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased $.3 million to $3.4 million in the three months ended June 30, 1996 from $3.7 million in the three months ended June 30, 1995 and decreased $.5 million to $6.9 million in the six months ended June 30, 1996 from $7.4 million in the six months ended June 30, 1995. The decrease for the three and six months ended June 30, 1996 was primarily due to the closure of the Denver Telemation facility in December 1995. The Company sold many of the assets of Telemation thereby decreasing the depreciation expense for the first six months of 1996.

OTHER INCOME (EXPENSE)

     Other expense increased $.8 million to $1.4 million in the three months ended June 30, 1996 from $.6 million in the three months ended June 30, 1995 and increased $.4 million to $3.1 million in the six months ended June 30, 1996 from $2.7 million in the six months ended June 30, 1995. The increases for the three and six months ended June 30, 1996 are principally a result of the recognition in the prior year of additional interest income in May 1995 related to the settlement of the Company's lawsuit against Urban Broadcasting Corporation ("Urban") as discussed in Note C of the financial statements which offset interest expense.

INCOME TAXES

     The Company's effective tax rate for periods presented differed from the statutory rate due primarily to the amortization of goodwill and other acquired intangible assets relating to acquisitions from prior years, other nondeductible items, and state income taxes.

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES

     State taxes are more significant than federal taxes for the Company as some of the Company's subsidiaries generate taxable income while others generate net operating losses. For federal tax purposes, the net operating losses offset the taxable income as the corporations file a consolidated federal tax return.

B.  FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $6.4 million as of June 30, 1996, compared with working capital of $7.6 million as of December 31, 1995.

     The Company historically has generated sufficient cash flow to fund its operating, investing and financing activities.

     The Company has used its internally generated cash flow for investing activities to fund capital expenditures and investments in television broadcasting companies controlled by FCC-recognized minority groups. During the quarter ended June 30, 1996, the Company had capital expenditures of approximately $.3 million. The Company expects to fund additional expenditures of approximately $.7 million during the 1996 calender year, although the Company has no contractual commitments with any parties.

     The Company has used its internally generated cash flow for financing activities to service principal obligations under its Credit Agreement with Chemical Bank and other named Lenders (the "Bank Group"). During the six months ended June 30, 1996, the Company paid approximately $6.1 million of principal obligations to the Bank Group and expects to pay approximately $8.6 million during the remainder of 1996, including a mandatory prepayment as a result of the sale of the corporate headquarters building. Under certain conditions, the Company's Borrowing Group, which consists of all Company entities with the exception of SKC, Silver King Investment Holdings, Inc., Thames Acquisition Corp. (which will be merged into Savoy if such transaction is consummated) and SKC Investments, Inc., is required to fund mandatory principal prepayments in advance of scheduled principal payments to the Bank Group. The Borrowing Group may at any time fund optional principal prepayments in satisfaction of mandatory principal prepayments or in advance of scheduled principal payments to the Bank Group.

     Based on current projections, the Company expects that all operating, investing and financing activities for calendar year 1996 will be met from either internally generated cash flow or available cash. However, in the event that these projections are not met, the Borrowing Group has a revolving credit facility available from the Bank Group of $15.0 million.

     On, June 26, 1996, the Company sold its corporate headquarters building in St. Petersburg, Florida for $2.3 million, net of expenses, all of which was held in a cash collateral account for purposes of the mandatory prepayment to the Bank Group. The Company recorded a gain on the sale of the building of approximately $.2 million.

     On April 26, 1996, an entity in which the Company holds a 49% nonvoting common stock interest consummated the acquisition of Station KPST-TV, Vallejo, California which serves the San Francisco market. SKC Investments, Inc., a subsidiary of the Company, loaned the purchasing entity $7.9 million on similar terms to other loans of this nature to finance the acquisition. On August 1, 1996, the Company funded an additional $.7 million and may fund an additional $.3 million for construction of a new studio.

     On May 8, 1996, the Company received a prepayment of approximately $1.4 million in full satisfaction of the note receivable from RBC. The Company still retains a 45% nonvoting convertible common stock interest in RBC. In addition, during the six months ended June 30, 1996, collections from other notes receivable were $1.1 million.

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES

C.  OTHER SIGNIFICANT MATTERS

     The Company has an option to purchase a 45% nonvoting common stock interest in Station WJYS(TV), Hammond, Indiana, serving the Chicago, Illinois television market. In a Memorandum Opinion and Order and Notice of Apparent Liability released June 14, 1996, the FCC ruled that, consistent with FCC regulations and policies, the Company may exercise that portion of the option which will provide it with a 33% nonvoting common stock interest in Station WJYS(TV). The Company has a loan agreement with the station licensee and the FCC also required that certain aspects of the loan documents between the licensee of WJYS(TV) and the Company be reformed. The licensee of WJYS(TV) has filed a petition with the FCC requesting clarification as to whether the agency intended to rewrite the option to permit a partial exercise and argues that if it did so intend, the FCC lacked the authority to do so. The Company has opposed that petition.

     In a Memorandum Opinion issued May 14, 1996, the U.S. Court of Appeals for the Ninth Circuit refused to enforce an order of the National Labor Relations Board certifying the National Association of Broadcast Employees and Technicians as the collective bargaining agent of the employees of the Company's Ontario, California broadcast and Telemation facilities.

     The Company and HSC entered into a Master Low Power Television Affiliation Agreement as of May 1, 1996 covering all of the Company's LPTV stations. The Company will be paid up to $550,000 annually under the agreement.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     See Part I, Item 1. Financial Statements. Note C -- Litigation

ITEM 5.  OTHER INFORMATION.

     On August 13, 1996, the Company, Savoy and Thames Acquisition Corp. ("Sub") entered into an Amendment ("Amendment No. 2") to the Merger Agreement.

     Pursuant to, and subject to the terms and conditions of, the Merger Agreement as amended by Amendment No. 2, each issued and outstanding share of Common Stock of Savoy ("Savoy Common Stock"), other than shares owned by the Company, Sub or any other wholly owned subsidiary of the Company, will be, upon consummation of the Merger, converted into the right to receive 0.14 of a fully paid and nonassessable share of common stock, $.01 par value per share, of the Company ("Company Common Stock"). Pursuant to Amendment No. 2, the Company and Savoy agreed to reduce the exchange ratio from 0.20 to 0.14 of a share of the Company Common Stock for each share of Savoy Common Stock in light of, among other things, the recent performance of Savoy's four television stations. No fractional shares of Company Common Stock will be issued upon consummation of the Merger; in lieu thereof, a cash payment will be made.

     The Boards of Directors of the Company and Savoy each have, by a unanimous vote of those directors voting, approved Amendment No. 2 and recommended that the Company's and Savoy's stockholders, respectively, vote in favor of the Merger Agreement, as amended, and the transactions contemplated thereby.

     In addition, Amendment No. 2 extended to December 31, 1996 (subject to extension in certain circumstances) the date after which the Merger Agreement may be terminated by either the Company or Savoy.

     The foregoing description of the Merger Agreement, as amended, is qualified in its entirety by reference to the text of the Merger Agreement and Amendment No. 2. The text of the Merger Agreement (which was filed as Exhibit 3.2 to the Company's Form 8-K dated November 27, 1995) and Amendment No. 2 (which is attached hereto as Exhibit 2.1) is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     2.1   Amendment No. 2 to the Agreement and Plan of Merger, dated as of August 13, 1996 among Savoy Pictures Entertainment, Inc, Silver King Communications, Inc and
           Thames Acquisition Corp.
    10.1   Waiver, dated as of December 14, 1995, to the Credit Agreement by and between the
           Company and Chemical Bank and other participating lenders.
    10.2   Second Amendment and Waiver, dated as of June 6, 1996, to the Credit Agreement by and between the Company and Chemical Bank and other participating lenders.
    10.3   Agreement, dated as of June 6, 1996, by and between SKC Investments, Inc. and
           Chemical Bank.
    10.4   Master Low Power Television Affiliation Agreement, dated as of May 1, 1996, by and between the Company and Home Shopping Club, Inc.
    27     Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

     The Company filed a report on Form 8-K on July 2, 1996 providing its audited consolidated financial statements for the four-month transition period ended December 31, 1995 together with an independent auditors' report with respect to such statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SILVER KING COMMUNICATIONS, INC.
                                          --------------------------------------
                                                       (Registrant)

Date: August 14, 1996

                                                 /s/  JAMES J. MILLER
                                          --------------------------------------
                                          James J. Miller
                                          Acting Chief Financial Officer
                                          Vice President and Controller