Form 10-Q
period 1996-09-30
SILVER KING COMMUNICATIONS INC
filed 1996-11-13
CIK 891103

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                              TO                         .

                          COMMISSION FILE NO. 0-20570

                            ------------------------

                        SILVER KING COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     59-2712887
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

12425 28TH STREET NORTH, ST. PETERSBURG, FLORIDA                   33716
  (Address of principal executive offices)                       (Zip Code)

                                (813) 573-0339
             (Registrant's telephone number, including area code)

           2425 OLYMPIC BOULEVARD, SANTA MONICA, CALIFORNIA, 90404
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                    -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Total number of shares of outstanding common stock as of November 6, 1996:

            Common Stock.............................................   7,083,132
            Class B Common Stock.....................................   2,415,945

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SILVER KING COMMUNICATIONS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                ------------------------------  -----------------------------
                                                SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                    1996            1995            1996            1995
                                                --------------  --------------  ------------    -------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUE
Broadcasting.................................     $ 10,903        $ 10,884        $ 32,291        $ 32,081
Production...................................          310             774             958           2,402
                                                ------------    ------------    ------------    ------------
          Net revenue........................       11,213          11,658          33,249          34,483

COSTS AND EXPENSES
Cost of production...........................           78             168             271             439
General and administrative...................        6,045           8,022          17,819          19,101
Depreciation and amortization................        3,316           3,589          10,178          10,950
                                                ------------    ------------    ------------    ------------
          Total costs and expenses...........        9,439          11,779          28,268          30,490
                                                ------------    ------------    ------------    ------------
          Operating income (loss)............        1,774            (121)          4,981           3,993

OTHER INCOME (EXPENSE)
Interest income..............................          925             669           2,135           3,213
Interest expense.............................       (2,228)         (2,689)         (6,861)         (8,298)
Dividend income..............................           --              --              --             463
Miscellaneous................................         (177)            144             154              86
                                                ------------    ------------    ------------    ------------
          Total other expense................       (1,480)         (1,876)         (4,572)         (4,536)
                                                ------------    ------------    ------------    ------------
Income (loss) before income taxes............          294          (1,997)            409            (543)
Income tax (expense) benefit.................         (665)            338          (1,838)           (143)
                                                ------------    ------------    ------------    ------------
Net loss.....................................     $   (371)       $ (1,659)       $ (1,429)       $   (686)
PER SHARE OF COMMON STOCK:
Net loss per common share....................     $  (0.04)       $  (0.18)       $  (0.15)       $  (0.08)
                                                ==========      ==========      ==========      ==========
Weighted average shares outstanding..........        9,494           9,114           9,479           8,979
                                                ==========      ==========      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                                             1996             1995
                                                                                         -------------    ------------
                                                        ASSETS
CURRENT ASSETS
Cash and cash equivalents.............................................................     $  13,900       $   19,140
Accounts receivable, net..............................................................           460            1,402
Notes receivable......................................................................         3,292            2,835
Other assets..........................................................................         1,440            1,199
Deferred income taxes.................................................................         1,083            1,797
                                                                                         -------------    ------------
         Total current assets.........................................................        20,175           26,373
PROPERTY, PLANT AND EQUIPMENT, AT COST
Computer and broadcast equipment......................................................        73,543           76,033
Buildings and leasehold improvements..................................................        18,316           19,520
Furniture and other equipment.........................................................         1,939            2,991
                                                                                         -------------    ------------
                                                                                              93,798           98,544
         Less accumulated depreciation................................................       (72,516)         (72,851)
                                                                                         -------------    ------------
                                                                                              21,282           25,693
Land..................................................................................         2,158            3,334
Construction in progress..............................................................           237              244
                                                                                         -------------    ------------
         Net property plant and equipment.............................................        23,677           29,271
OTHER ASSETS
Intangible assets, net................................................................        52,964           59,984
Capitalized bank fees, net............................................................         2,664            3,293
Notes receivable, net of current......................................................        17,130           12,188
Long-term investments.................................................................         5,140            5,135
Other.................................................................................           924              426
                                                                                         -------------    ------------
         Total other assets...........................................................        78,822           81,026
                                                                                         -------------    ------------
                                                                                           $ 122,674       $  136,670
                                                                                         ============     ============
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations...........................................     $  13,000       $   12,456
Accrued liabilities:
    Payroll and payroll taxes.........................................................           555            1,315
    Rent..............................................................................           617              722
    Interest..........................................................................            21              777
    Other.............................................................................         1,618            2,217
    Restructuring.....................................................................           204            1,333
                                                                                         -------------    ------------
         Total current liabilities....................................................        16,015           18,820
DEFERRED INCOME TAXES.................................................................        14,575           14,399
LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES......................................        83,922           95,980
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; 50,000 shares authorized, no shares issued and
  outstanding.........................................................................       --               --
Common stock -- $.01 par value, 30,000,000 shares authorized, 7,082,332 and 6,996,332
  shares issued and outstanding, respectively.........................................            71               70
Class B convertible common stock -- $.01 par value; 2,415,945 shares authorized,
  issued, and outstanding.............................................................            24               24
Additional paid-in capital............................................................       127,493          126,119
Note receivable from key executive for common stock issuance..........................        (4,998)          (4,998)
Deficit...............................................................................      (111,552)        (110,123)
Unearned compensation.................................................................        (2,876)          (3,621)
                                                                                         -------------    ------------
         Total stockholders' equity...................................................         8,162            7,471
                                                                                         -------------    ------------
                                                                                           $ 122,674       $  136,670
                                                                                         ============     ============

   The accompanying notes are an integral part of these financial statements.

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             NOTE
                                                                          RECEIVABLE
                                                                             FROM
                                COMMON        CLASS B                    KEY EXECUTIVE
                                 STOCK      CONVERTIBLE    ADDITIONAL     FOR COMMON
                                 $0.01        COMMON        PAID-IN          STOCK                       UNEARNED
                               PAR VALUE       STOCK        CAPITAL        ISSUANCE        DEFICIT     COMPENSATION     TOTAL
                               ---------    -----------    ----------    -------------    ---------    ------------    -------
BALANCE ON JANUARY 1,
  1996......................      $70           $24         $126,119        ($4,998)      $(110,123)     $ (3,621)     $ 7,471
Issuance of common stock
  upon exercise of stock
  options...................        1            --              716         --              --            --              717
Income tax benefit relating
  to stock options
  exercised.................       --            --              658         --              --            --              658
Amortization of unearned
  compensation related to
  grant of stock options to
  key executive.............       --            --           --             --              --               745          745
Net loss....................       --            --           --             --              (1,429)       --           (1,429)
                                  ---           ---        ----------    -------------    ---------    ------------    -------
BALANCE ON SEPTEMBER 30,
  1996......................      $71           $24         $127,493        $(4,998)      $(111,552)     $ (2,876)     $ 8,162
                               ========     ==========     =========     ============     =========    ============    =======

   The accompanying notes are an integral part of these financial statements.

                        SILVER KING COMMUNICATIONS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                       ----------------------------
                                                                        SEPTEMBER       SEPTEMBER
                                                                           30,             30,
                                                                           1996            1995
                                                                       ------------    ------------
CASH FLOWS -- OPERATING ACTIVITIES:
Net loss............................................................     $ (1,429)       $   (686)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization..................................       10,178          10,950
     Non-cash interest expense......................................          629             619
     Provision for losses on accounts receivable....................           69              58
     Amortization of unearned compensation related to grant of stock
      options to key executive......................................          745             100
     Non-cash compensation to key executive.........................           --             926
     Gain on retirement or sale of fixed assets.....................          (19)            (86)
     Deferred income taxes..........................................        1,547             185
     Decrease in other assets.......................................           25               8
Changes in current assets and liabilities:
     Decrease in accounts receivable................................          872           2,029
     Decrease in other current assets...............................         (241)           (497)
     Increase (decrease) in current liabilities.....................       (2,721)            615
                                                                       ------------    ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.................        9,655          14,221
CASH FLOWS -- INVESTING ACTIVITIES:
     Capital expenditures...........................................         (500)         (1,020)
     Proceeds from sale of fixed assets.............................        2,328             223
     Payment of merger costs........................................         (791)             --
     Proceeds from long-term notes receivable.......................        3,234           2,922
     Investment in long-term notes receivable.......................       (8,370)         (2,268)
                                                                       ------------    ------------
          NET CASH USED IN INVESTING ACTIVITIES.....................       (4,099)           (143)
CASH FLOWS -- FINANCING ACTIVITIES:
     Principal payments on long-term obligations....................      (11,513)         (7,856)
     Proceeds from issuance of common stock.........................            1           5,000
     Proceeds from exercise of stock options........................          716             212
                                                                       ------------    ------------
          NET CASH USED IN FINANCING ACTIVITIES.....................      (10,796)         (2,644)
                                                                       ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................       (5,240)         11,434
Cash and cash equivalents at beginning of period....................       19,140          12,554
                                                                       ------------    ------------
Cash and cash equivalents at end of period..........................     $ 13,900        $ 23,988
                                                                       ==========      ==========

   The accompanying notes are an integral part of these financial statements.

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ORGANIZATION AND DISTRIBUTION

     In July 1986, Silver King Broadcasting Company, Inc. ("SKBC") was incorporated in Delaware and began acquiring UHF television stations. SKBC was formed as part of a strategy to broaden the viewership of the retail sales programming produced by Home Shopping Club, Inc. ("HSC"), a wholly-owned subsidiary of Home Shopping Network, Inc. ("HSN") and a leader in the electronic retailing industry. HSC sells a variety of consumer goods and services by means of HSC's live, customer-interactive retail sales programming, which is received on a full-time or part-time basis by broadcast television stations, cable television systems and satellite dish receivers. SKBC subsequently changed its name to HSN Communications, Inc. ("HSNC") and, on August 25, 1992, HSNC changed its name to Silver King Communications, Inc. ("SKC" when referring to the parent company alone, but when referring to SKC and/or one or more of its direct or indirect wholly-owned subsidiaries, the "Company"). Currently, the Company owns and operates 12 independent full-power UHF television stations, including one television satellite station (the "Stations"), which affiliate with and primarily broadcast HSC retail sales programming. The Stations serve eight of the 13 largest metropolitan television markets in the United States. The Stations reach approximately 29.0 million television households, which is one of the largest audience reaches of any owned and operated independent television broadcasting group in the United States.

     In addition, the Company owns 26 low power television ("LPTV") stations that broadcast HSC retail sales programming. The Company and HSC entered into a Master Low Power Television Affiliation Agreement as of May 1, 1996 covering all 26 LPTV stations. The Company will be paid up to $550,000 annually under the agreement.

     On December 28, 1992 (the "Distribution Date"), HSN distributed the capital stock (the "Distribution") of the Company to HSN's stockholders of record as of December 24, 1992 (the "Record Date"), in the form of a pro-rata stock dividend. The capital stock of Telemation, Inc. ("Telemation") was contributed to SKC prior to the Distribution. Telemation is a video production and post-production company. One of the two Telemation facilities was closed in December 1995.

     The Distribution resulted in 100% of the outstanding shares of the Company's Common Stock and the Company's Class B Common Stock being distributed to holders of HSN common stock ("HSN Common Stock") and HSN Class B common stock ("HSN Class B Common Stock") on a pro-rata basis as of the Record Date.

     Barry Diller indirectly controls the Company through the ownership by BDTV INC., a Delaware corporation, which owns 2,000,000 shares of the Company's Class B Common Stock.

     On August 13, 1996, SKC entered into an Amendment to the merger agreement entered into as of November 27, 1995 among the Company, Savoy Pictures Entertainment, Inc. ("Savoy") and a subsidiary of the Company. Pursuant to the amended merger agreement, upon consummation of the merger, each holder of Savoy common stock ("Savoy Common Stock") would have the right to receive 0.14 of a share of SKC Common Stock per share of Savoy Common Stock.

     On August 25, 1996, SKC, House Acquisition Corp., HSN and Liberty HSN, Inc. entered into an Agreement and Plan of Exchange and Merger pursuant to which HSN would become a subsidiary of SKC. This agreement supersedes an earlier agreement by SKC to acquire the controlling interest in HSN held by Liberty Media Corporation ("Liberty"). Pursuant to this agreement, upon consummation of the merger, holders of HSN Common Stock would have the right to receive 0.45 of a share of SKC Common Stock per share of HSN Common Stock and holders of HSN Class B Common Stock would have the right to receive 0.54 of a share of SKC Class B Common Stock per share of HSN Class B Common Stock. Due to FCC regulatory requirements, it is expected that the merger will be accomplished in two or more steps, with SKC acquiring at least 80.1% of the HSN voting power and equity at first and the remaining interest thereafter.

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE A -- ORGANIZATION AND DISTRIBUTION -- (CONTINUED)

     The Company has changed its fiscal year end from August 31st to December 31st effective January 1, 1996.

NOTE B -- BASIS OF PRESENTATION

     The accompanying Condensed Consolidated Financial Statements include the accounts of SKC and its subsidiaries, all of which are wholly-owned. All intercompany transactions and accounts have been eliminated. The Condensed Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the transition Form 10-Q for the period ended December 31, 1995.

     In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Condensed Consolidated Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Consolidated Financial Statements and notes thereto as discussed above. Certain amounts in 1995 have been reclassified to conform to the 1996 presentation.

NOTE C -- LITIGATION

     On May 22, 1995, Silver King Broadcasting of Virginia, Inc. ("SKVA"), a wholly-owned subsidiary of the Company, and Urban Broadcasting Corporation ("Urban") and its principals settled a lawsuit relating to Urban's default on a note receivable of $10.5 million to SKVA. Pursuant to the settlement, SKVA received approximately $3.5 million on May 23, 1995, consisting of $1.8 million in interest income and $1.7 million in principal on SKVA's $10.5 million loan to Urban. Additionally, SKVA forgave approximately $0.1 million of interest under the terms of the settlement and Urban dismissed its $6.5 million Amended Counterclaim. Urban remained obligated to repay the outstanding principal balance of approximately $8.8 million over the remaining term of the loan.

     On July 3, 1995, Urban and Theodore M. White, the President, sole director and owner of all the voting stock of Urban, separately filed voluntary Chapter 11 bankruptcy petitions. On September 26, 1995, the bankruptcy court entered a final cash collateral order with respect to the Urban bankruptcy executed by Urban and SKVA that lasted until December 31, 1995 and will continue thereafter for successive periods of three months unless Urban or SKVA gives 30 days' notice of termination prior to the end of any such three-month period. To date, no such notice has been provided. Accordingly, the final cash collateral order shall remain in effect at least until December 31, 1996. Under the cash collateral order, the escrow agreement SKVA and Urban entered into pursuant to the settlement of SKVA's lawsuit against Urban remains in effect. Under the escrow agreement, HSC makes affiliation payments due Urban under its affiliation agreement with HSC into an escrow account. The escrow agents thereafter disburse the proceeds to SKVA in an amount equal to the loan payment due SKVA from Urban, and any remaining proceeds are disbursed to Urban. As of November 1, 1996, Urban was current on its loan payment obligations and the remaining principal balance is $7.0 million. On September 30, 1996, the Court entered an Order confirming Urban's Fourth Amended Plan of Reorganization and the Official Committee of Unsecured Creditors' First Amended Plan of Reorganization, and authorized Urban's assumption of certain contracts. A post-confirmation hearing is scheduled for November 19, 1996 to address various fee applications submitted to the Court which total in excess of $600,000.

     On August 26, 1996, after announcement that SKC, House Acquisition Corp, HSN and Liberty HSN, Inc. had entered into the Agreement and Plan of Exchange and Merger dated as of August 25, 1996 (the

               SILVER KING COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE C -- LITIGATION -- (CONTINUED)

"HSN Merger Agreement"), a class action complaint titled Andre Engle v. Leo J. Hindery, et. al. was filed in the Court of Chancery of the State of Delaware, in and for the County of New Castle (the "Delaware Court"), against HSN, Leo J. Hindery Jr., Gen. H. Norman Schwarzkopf, Eli J. Segal, Peter R. Barton, Robert
R. Bennett, Barry Diller, James G. Held, SKC, Liberty Media Corporation ("Liberty") and Tele-Communications, Inc. by a shareholder of HSN on behalf of a purported class consisting of all public shareholders of HSN (other than Liberty and its controlled affiliates). Shortly thereafter, four other class action complaints were filed against the foregoing defendants with the Delaware Court by shareholders of HSN on behalf of a purported class consisting of all public shareholders of HSN (other than Liberty and its controlled affiliates); one of these actions also named as defendants, J. Anthony Forstmann and Victor Kaufman. Plaintiffs allege, among other things, that, by approving the HSN Merger Agreement, SKC's director defendant, Barry Diller, in his capacity as a director of HSN, and, by supporting the merger, Liberty breached their fiduciary duties to the HSN stockholders and that the consideration to be paid to HSN stockholders in the HSN Merger is unfair and inadequate. Plaintiffs further allege that SKC has knowingly aided and abetted the breaches of fiduciary duty committed by the other defendants. Plaintiffs seek, among other things, an injunction preventing the defendants from taking actions toward consummation of the HSN Merger and related transactions, rescission or rescissory damages (should the transactions proceed), and an award of unspecified compensatory damages to the members of the plaintiff class. On October 7, 1996, the five class action lawsuits were consolidated for all purposes in an action titled In
Re: Home Shopping Network, Inc. Shareholders Litigation, Consolidated Civil Action No. 15179.

NOTE D -- RESTRUCTURING

     In 1995, the Company accrued $2.0 million in restructuring charges (the "Restructuring"), all of which related to termination benefits (including severance and out placement assistance) except $0.1 million which related to the estimated charge to relocate the corporate headquarters to Los Angeles, California. The total number of employees to be terminated related to this Restructuring is 95. The actual termination benefits and relocation expenses paid and charged against the accrual as of September 30, 1996 were approximately $1.8 million. There were no adjustments to the original $2.0 million accrual for the Restructuring during the transition period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A. RESULTS OF OPERATIONS

     The following is a discussion of material changes in the consolidated results of operations of the Company which occurred in the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995. The Company's primary business is the operation of 12 independent full-power television stations which primarily broadcast HSC.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. THREE AND
NINE MONTHS ENDED SEPTEMBER 30, 1995

     The operations and financial position of the Company will not be indicative of future financial results or conditions if one or both of the Savoy and HSN transactions discussed in Note A is consummated.

NET REVENUE

     Net revenue decreased $0.5 million to $11.2 million in the three months ended September 30, 1996 from $11.7 million in the three months ended September 30, 1995. Net revenue decreased $1.2 million to $33.3 million in the nine months ended September 30, 1996 from $34.5 million in the nine months ended September 30, 1995. The decrease for both three and nine months ended September 30, 1996 primarily relates to a decrease in production revenue due to the closing of the Denver Telemation facility in December 1995.

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

     The Station Affiliation Agreements provide for higher compensation to the Stations if a Station's Compensation Amount, which is based upon a formula involving HSC's net sales credited to the Station, exceeds the minimum affiliation fee based upon that Station's hourly affiliation rate. The determination is made on an annual basis within 30 days of each anniversary of the Affiliation Agreements. As a result of the July 2, 1993 Federal Communications Commission ruling that television stations with home shopping formats are eligible for "must carry" status, the Company believes that its Stations increased their viewership due to an increase in the number of cable systems that carried the Stations. Management believes this increased viewership, to some degree, increased the sales by HSC credited to the Stations during calendar year 1994, resulting in a portion of the additional affiliation fees received by the Company in January 1995. Based upon reported HSC sales performance for calendar year 1995, the Company received $0.8 million of additional affiliation fees in January 1996 accrued in December 1995 for sales by HSC credited to the Stations in calendar year 1995.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased $2.0 million to $6.0 million in the three months ended September 30, 1996 from $8.0 million in the three months ended September 30, 1995 and decreased $1.3 million to $17.8 million in the nine months ended September 30, 1996 from $19.1 million in the nine months ended September 30, 1995. The decrease in general and administrative expenses for the three and nine months ended September 30, 1996 is primarily attributable to a reduction in payroll and other benefit costs due to the Restructuring (as described in Note D). These decreases are partially offset by additional consulting and other expenses associated with the terms of the Equity and Bonus Compensation Agreement (the "Compensation Agreement") between the Company and its Chairman of the Board and Chief Executive Officer, Barry Diller. The Company recognized for the three and nine months ended September 30, 1996 $0.9 million and $2.6 million, respectively of charges under the terms of the Compensation Agreement. The Company has recently hired certain experienced broadcast executives which will increase general and administrative expenses in future periods.

     In the event one or both of the Savoy and HSN transactions (as discussed in Note A) are not consummated, transaction costs of approximately $4.0 million will be charged to operations and will increase general and administrative expenses.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased $0.3 million to $3.3 million in the three months ended September 30, 1996 from $3.6 million in the three months ended September 30, 1995 and decreased $0.8 million to $10.2 million in the nine months ended September 30, 1996 from $11.0 million in the nine months September 30, 1995. The decrease for the three and nine months ended September 30, 1996 was primarily due to the closure of the Denver Telemation facility in December 1995. The Company sold many of the assets of Telemation thereby decreasing the depreciation expense for the first nine months of 1996.

OTHER INCOME (EXPENSE)

     Other expense decreased $0.4 million to $1.5 million in the three months ended September 30, 1996 from $1.9 million in the three months ended September 30, 1995 and increased $0.1 to $4.6 million in the nine months ended September 30, 1996 from $4.5 million in the nine months ended September 30, 1995. The decrease for the three months ended September 30, 1996 is primarily attributable to a reduction in the Company's long-term debt. The increase for the nine months ended September 30, 1996 is primarily attributable to a reduction in interest income and dividends received which was partially offset by a reduction in interest expense.

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

B. FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $4.2 million as of September 30, 1996, compared with working capital of $7.6 million as of December 31, 1995.

     The Company historically has generated sufficient cash flow to fund its operating, investing and financing activities.

     The Company has used its internally generated cash flow for investing activities to fund capital expenditures and investments in television broadcasting companies controlled by FCC-recognized minority groups. During the quarter ended September 30, 1996, the Company had capital expenditures of $0.2 million. The Company expects to fund additional expenditures of approximately $0.3 million during the 1996 calendar year, although the Company has no contractual commitments with any parties.

     The Company has used its internally generated cash flow for financing activities to service principal obligations under its Credit Agreement with The Chase Manhattan Bank and other named Lenders (the "Bank Group"). During the nine months ended September 30, 1996, the Company paid approximately $11.5 million of principal obligations to the Bank Group and paid approximately $3.3 million in October 1996. No principal payments are scheduled for the remainder of 1996. Under certain conditions, the Company's Borrowing Group, which consists of all Company entities with the exception of SKC, Silver King Investment Holdings, Inc., Thames Acquisition Corp. (which will be merged into Savoy if such transaction is consummated), House Acquisition Corp. (which will be merged into HSN if such transaction is consummated) and SKC Investments, Inc., is required to fund mandatory principal prepayments in advance of scheduled principal payments to the Bank Group. The Borrowing Group may at any time fund optional principal prepayments in satisfaction of mandatory principal prepayments or in advance of scheduled principal payments to the Bank Group.

     Based on current projections, the Company expects that all operating, investing and financing activities for calendar year 1996 will be met from either internally generated cash flows or available cash. However, in the event that these projections are not met, the Borrowing Group has a revolving credit facility available from the Bank Group of $15.0 million.

     On, June 26, 1996, the Company sold its corporate headquarters building in St. Petersburg, Florida for $2.3 million, net of expenses, all of which was held in a cash collateral account for purposes of the mandatory prepayment to the Bank Group. The Company recorded a gain on the sale of the building of approximately $.2 million.

     On April 26, 1996, an entity in which the Company holds a 49% nonvoting common stock interest consummated the acquisition of Station KPST-TV, Vallejo, California which serves the San Francisco market. SKC Investments, Inc., a subsidiary of the Company, loaned the purchasing entity $7.9 million on similar terms to other loans of this nature to finance the acquisition. As of November 1, 1996, the Company funded an additional $0.7 million and may fund an additional $0.3 million for construction of a new studio.

     On May 8, 1996, the Company received a prepayment of approximately $1.4 million in full satisfaction of the note receivable from RBC. The Company still retains a 45% nonvoting convertible common stock interest in RBC. In addition, during the nine months ended September 30, 1996, collections from other notes receivable were $1.8 million.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     See Part I, Item 1. Financial Statements. Note C -- Litigation

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

    2.1    Agreement and Plan of Exchange and Merger, dated as of August 25, 1996 among Silver
           King Communications, Inc., House Acquisition Corp., Home Shopping Network, Inc. and
           Liberty HSN, Inc. (Filed as Exhibit (c)(1) to the Schedule E-3 filed by Home
           Shopping Network, Inc., Silver King Communications, Inc., Tele-Communications,
           Inc., House Acquisition Corp. and Barry Diller on October 10, 1996.)
    27     Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

     The Company filed a report on Form 8-K on August 28, 1996 in connection with the execution of the Agreement and Plan of Exchange and Merger between SKC, House Acquisition Corp., HSN and Liberty HSN, Inc.

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

Date: November 13, 1996

                                                   /s/ JAMES J. MILLER
                                          --------------------------------------
                                                     JAMES J. MILLER
                                              ACTING CHIEF FINANCIAL OFFICER
                                              VICE PRESIDENT AND CONTROLLER