Form 10-K
period 1996-12-31
HSN INC
filed 1997-04-14
CIK 891103

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                             FOR THE YEAR ENDED DECEMBER 31, 1996
                                 COMMISSION FILE NO. 0-20570
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                                   HSN, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      59-2712887
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                2501 118TH AVENUE NORTH, ST. PETERSBURG, FLORIDA
             (Address of registrant's principal executive offices)

                                     33716
                                   (Zip Code)

                                 (813) 572-8585
             (Registrant's telephone number, including area code):

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                   TITLE OF                                   NAME OF EXCHANGE
                  EACH CLASS                                  WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
                     NONE                                           NONE

                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]          No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ ]

     As of March 14, 1997, there were outstanding 36,093,293 shares of Common Stock and 10,225,056 shares of Class B Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1997 was $990,511,503.
================================================================================

                                   HSN, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

  NO.                                                                   PAGE
  ---                                                                   ----
                                   PART I
Item 1    Business....................................................    1
Item 2    Properties..................................................   16
Item 3    Legal Proceedings...........................................   18
Item 4    Submission of Matters to a Vote of Security-Holders.........   18
                                  PART II
Item 5    Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   20
Item 6    Selected Financial Data.....................................   21
Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   21
Item 8    Consolidated Financial Statements and Supplementary Data....   33
Item 9    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures.................................   61
                                  PART III
Item 10   Directors and Executive Officers of the Registrant..........   61
Item 11   Executive Compensation......................................   64
Item 12   Security Ownership of Certain Beneficial Owners and
            Management................................................   70
Item 13   Certain Relationships and Related Transactions..............   75
                                  PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   76

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

     HSN, Inc. (the "Company" or "HSNi"), formerly known as Silver King Communications, Inc. ("Silver King"), is a holding company, the subsidiaries of which conduct the operations of the Company's various business activities. The Company was incorporated in July 1986 in Delaware as Silver King Broadcasting Company, Inc. ("SKBC") as part of a strategy to broaden the viewership of Home Shopping Network, Inc. ("Home Shopping"). SKBC subsequently changed its name to HSN Communications, Inc. and thereafter, to Silver King. On December 28, 1992 (the "Distribution Date"), Home Shopping, the sole shareholder, distributed the capital stock (the "Distribution") of the Company to Home Shopping's stockholders in the form of a pro-rata tax free stock dividend.

     On December 19 and 20, 1996, Silver King consummated mergers with Savoy Pictures Entertainment, Inc. ("Savoy")and Home Shopping, respectively (collectively, the "Mergers") and changed its name to HSN, Inc. Following the Mergers, the Company's principal areas of business are electronic retailing and television broadcasting.

     THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, NEW DEVELOPMENTS, NEW MERCHANDISING STRATEGIES AND SIMILAR MATTERS. A VARIETY OF FACTORS COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE TO DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE OPERATIONS, PERFORMANCE, DEVELOPMENT AND RESULTS OF THE COMPANY'S BUSINESS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: BUSINESS AND GENERAL ECONOMIC CONDITIONS, COMPETITIVE FACTORS, CHANNEL SPACE AVAILABILITY AND THE COST AND AVAILABILITY OF APPROPRIATE MERCHANDISE.

                                  THE MERGERS

SAVOY MERGER

     Pursuant to a merger of an indirect wholly owned subsidiary of the Company with and into Savoy (the "Savoy Merger"), Savoy became an indirect wholly owned subsidiary of the Company. Upon the effectiveness of the Savoy Merger, each outstanding share of Savoy common stock, par value $.01 per share ("Savoy Common Stock"), was converted into the right to receive .14 of a share of the Company's common stock, par value $.01 per share ("HSNi Common Stock"), and each outstanding option or warrant to acquire or conversion right to receive Savoy Common Stock was assumed by the Company and converted into options or warrants to acquire or conversion right to receive HSNi Common Stock at the .14 of a share conversion rate. Based on the number of shares of Savoy Common Stock issued and outstanding as of December 19, 1996, 4,205,870 shares of HSNi Common Stock were issuable in the Savoy Merger to Savoy shareholders. Prior to the Savoy Merger, 1,000 shares of Savoy non-voting preferred stock, par value $.01 per share, were issued, which shares were not exchanged for HSNi Common Stock in the Savoy Merger and remain outstanding.

HOME SHOPPING MERGER

     Pursuant to the merger of a subsidiary of the Company ("Merger Sub") with and into Home Shopping (the "Home Shopping Merger"), each share of Home Shopping common stock, par value $.01 per share ("Home Shopping Common Stock"), issued and outstanding immediately prior to the Home Shopping Merger, except for certain shares which were cancelled, was converted into the right to receive .45 of a share (the "Home Shopping Common Conversion Ratio") of HSNi Common Stock and each share of Home Shopping Class B common stock ("Home Shopping Class B Common Stock"), issued and outstanding immediately prior to the Home Shopping Merger, except for certain shares which were cancelled, was converted into the right to receive .54 of a share (the "Home Shopping Class B Conversion Ratio") of the Company's Class B common stock, par value $.01 per share ("HSNi Class B Common Stock" and, together with the HSNi Common Stock, the "HSNi Securities"). A total of 2,591,752 of the shares of HSNi Class B Common Stock issuable to Liberty HSN, Inc. ("Liberty HSN") pursuant to the Home Shopping Merger were not issued, but instead are represented by the Company's contractual obligation to issue to Liberty HSN such shares upon the occurrence of certain events, including a change in applicable Federal Communications Commission ("FCC") regulations or other event that would permit Liberty HSN to hold additional shares of HSNi Class B Common Stock (such contractual right, the "Contingent Rights" and such underlying shares, the "Contingent Rights Shares"). Based on the number of shares of Home Shopping Common Stock and Home Shopping Class B Common Stock issued and outstanding immediately prior to the Home Shopping Merger, 24,665,651 shares of HSNi Common Stock and 7,809,111 shares of HSNi Class B Common Stock were issuable in the Home Shopping Merger to Home Shopping shareholders. Each outstanding option to acquire or conversion right to receive Home Shopping Common Stock was assumed by the Company and converted into an option to acquire or a conversion right to receive HSNi Common Stock at a conversion rate equal to the Home Shopping Common Conversion Ratio.

     Liberty HSN is an indirect, wholly owned subsidiary of Liberty Media Corporation ("Liberty"), which, in turn, is a wholly owned subsidiary of Tele-Communications, Inc. ("TCI"). Prior to the Home Shopping Merger, TCI, through Liberty and Liberty HSN, maintained voting control over Home Shopping.

     Because the Home Shopping Class B shares are entitled to ten votes per share, upon consummation of the Home Shopping Merger, the Company owned 80.1% of the equity and 90.8% of the voting power of Home Shopping and Liberty HSN owned 19.9% of the equity and 9.2% of the voting power of Home Shopping. After the Home Shopping Merger, pursuant to an exchange agreement, dated as of December 20, 1996 (the "Exchange Agreement"), between the Company and Liberty HSN, at such time from time to time as Liberty HSN or its permitted transferee may be allowed under applicable FCC regulations to hold additional shares of the Company's stock, Liberty HSN or its permitted transferee will exchange its Home Shopping Common Stock and its Home Shopping Class B Common Stock for shares of HSNi Common Stock and HSNi Class B Common Stock, respectively, at the applicable conversion ratio (such exchange and such HSNi Securities issued pursuant thereto are referred to herein as the "Exchange" and the "Exchange Shares", respectively). Liberty HSN, however, is obligated to effect an Exchange only after all of the Contingent Rights Shares have been issued, subject to certain conditions. Upon completion of the Exchange, Home Shopping would become a wholly owned subsidiary of the Company.

OUTSTANDING SHARES AND CONTROLLING SHAREHOLDERS

     At December 31, 1996, 35,992,903 shares of HSNi Common Stock and 10,225,056 shares of HSNi Class B Common Stock were outstanding. Of these shares, Liberty HSN owns 61,630 shares of HSNi Common Stock and 9,809,111 shares of HSNi Class B Common Stock. Barry Diller, Chairman of the Board and Chief Executive Officer of the Company, through BDTV INC., BDTV II INC., his own holdings and a stockholders agreement with Liberty (the "Stockholders Agreement"), has the right to vote approximately 1.5% of HSNi's Common Stock, or 548,618 shares, and approximately 96% or 9,809,111 shares of HSNi's outstanding Class B Common Stock, each share of which is entitled ten votes per share. As a result, Mr. Diller controls 71% of the outstanding total voting power of the Company. Mr. Diller, subject to the Stockholders Agreement, is effectively able to control the outcome of nearly all matters submitted to a vote of the Company's stockholders. Assuming that the Contingent Rights Shares and the Exchange Shares are issued to Liberty HSN (and without taking into account any other transactions that would require the Company to issue additional Company Securities to Liberty HSN or any options to acquire HSNi Common Stock held by Mr. Diller), HSNi Securities subject to the Stockholders Agreement would represent in the aggregate approximately 19% of the then outstanding Common Stock, 37% of the then outstanding equity of the Company and 78% of the then outstanding total voting power of the Company.

SAVOY DEBENTURES

     At the effective time of the Savoy Merger, Savoy and the Company entered into a supplemental indenture with the trustee under the indenture governing Savoy's outstanding 7% Convertible Subordinated Debentures, due July 1, 2003 (the "Savoy Debentures"), providing for the assumption by the Company as joint and several obligor of the Savoy Debentures and that each $1,000 principal amount of the Savoy Debentures is convertible into the amount of HSNi Common Stock that the holder thereof would have been entitled to receive had such Savoy Debenture been converted into Savoy Common Stock immediately prior to consummation of the Savoy Merger or 7.53 shares at $132.86 per share.

HOME SHOPPING DEBENTURES

     At the effective time of the Home Shopping Merger, Home Shopping and the Company entered into a supplemental indenture with the trustee under the indenture governing Home Shopping's outstanding 5.875% subordinated debentures convertible into shares of Home Shopping Common Stock (the "Home Shopping Debentures"). Pursuant to the supplemental indenture, the Company assumed the Home Shopping Debentures as a joint and several obligor, and each $1,000 principal amount of the Home Shopping Debentures is convertible into the amount of HSNi Common Stock that the holder would have been entitled to receive had the Home Shopping Debenture been converted into Home Shopping Common Stock immediately prior to consummation of the Home Shopping Merger or 37.50 shares at $26.67 per share.

                          HOME SHOPPING NETWORK, INC.

     Home Shopping, through its Home Shopping Club, Inc. subsidiary ("HSC"), sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs which are transmitted via satellite to cable television systems, affiliated broadcast television stations and satellite dish receivers. Home Shopping operates two retail sales programs, The Home Shopping Network ("HSN") and America's Store, each 24 hours a day, seven days a week (collectively the "Programs"). The Programs are carried by cable television systems and broadcast television stations throughout the country. America's Store is available in one-hour segments, which enables broadcast and cable affiliates to air America's Store in available time slots that would not otherwise produce revenue for the affiliate.

     Home Shopping's retail sales and programming are intended to promote sales and customer loyalty through a combination of product quality, product information and entertainment. The Programs are divided into segments which are televised live with a host who presents the merchandise and conveys information relating to the product, including price, quality, features and benefits. Hosts engage callers in on-air discussions regarding the currently featured product or the caller's previous experience with Home Shopping's products. Viewers purchase products by calling a toll-free telephone number. Home Shopping attempts to stimulate customer loyalty by providing, among other things, marketing materials such as The Home Shopping Network Magazine which offers discounts on Home Shopping purchases, and features articles on products, programming and schedules of upcoming shows.

     After December 31, 1996, Home Shopping converted its Spree! program to America's Store, a program primarily devoted to jewelry and related products, as well as certain other products. This change was designed to distinguish the Programs and to focus America's Store in popular product areas of electronic retailing. Home Shopping is continuing to develop this program concept.

     The following table highlights the changes in the estimated unduplicated television household reach of HSN, Home Shopping's primary program, by category of access for the year ended December 31, 1996:

-----------------------------------------------------------------------------------------------------
                                                              CABLE*   BROADCAST   SATELLITE   TOTAL
-----------------------------------------------------------------------------------------------------

                                                                   (In thousands of households)
Households -- December 31, 1995.............................  44,220    21,219       3,750     69,189
Net additions/(deletions)...................................   1,291    (1,081)         38        248
Shift in classification.....................................   2,353    (2,353)         --         --
Change in Nielsen household counts..........................      --     1,257          --      1,257
                                                              ------    ------       -----     ------
Households -- December 31, 1996.............................  47,864    19,042       3,788     70,694
                                                              ======    ======       =====     ======

---------------

* Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated household reach. Cable households included 2.3 million and 1.3 million direct broadcast satellite ("dbs") households at December 31, 1996 and 1995, respectively, and therefore are excluded from satellite.

     According to industry sources, as of December 31, 1996, there were 96.9 million homes in the United States with a television set, 64.4 million basic cable television subscribers and 3.8 million homes with satellite dish receivers, excluding dbs.

     In addition to the households in the above table, as of December 31, 1997, approximately 11.1 million cable television households were reached by America's Store, of which 4.3 million were on a part-time basis. Of the total cable television households receiving America's Store, 9.7 million also receive HSN.

CUSTOMER SERVICE AND RETURN POLICY

     Home Shopping believes that satisfied customers will be loyal and will purchase merchandise on a regular basis. Accordingly, Home Shopping has customer service personnel and computerized voice response units (the "VRU") available to handle calls relating to customer inquiries seven days a week, 24 hours a day.

     Generally, any item purchased from Home Shopping may be returned within 30 days for a full refund of the purchase price, including the original shipping and handling charges.

DISTRIBUTION, DATA PROCESSING AND TELECOMMUNICATIONS

     Home Shopping's fulfillment subsidiaries store, service and ship merchandise from warehouses located in Salem, Virginia and Waterloo, Iowa. During 1997, Home Shopping will move its St. Petersburg, Florida fulfillment operations and national returns center to Salem, Virginia. Generally, merchandise is delivered to customers within 7 to 10 business days of placing an order.

     Home Shopping currently operates several Unisys main frame computers and has extensive computer systems which track purchase orders, inventory, sales, payments, credit authorization, and delivery of merchandise to customers. Home Shopping commenced a review of its current computer systems during 1996 and has taken initial steps to upgrade many of these systems.

     Home Shopping has digital telephone and switching systems and utilizes the VRU which allows callers to place their orders by means of touch tone input or to be transferred to an operator.

PRODUCT PURCHASING AND LIQUIDATION

     Home Shopping purchases merchandise made to its specifications, merchandise from manufacturers' lines, merchandise offered under certain exclusive rights and overstock inventories of wholesalers. During 1996, Home Shopping continued to change its purchasing strategy to emphasize price point, variety, continuity sales, product sourcing and events. The mix of products and source of such merchandise depends upon a variety of factors including price and availability. Home Shopping generally does not have long-term commitments with its vendors, and there are various sources of supply available for each category of merchandise sold.

     Home Shopping's product offerings include: jewelry; hardgoods, which include consumer electronics, collectibles, housewares, and consumables; cosmetics; softgoods, which consist primarily of apparel; and fashion accessories. For 1996, jewelry, hardgoods, cosmetics, softgoods and fashion accessories accounted for approximately 41%, 35%, 13%, 7% and 4%, respectively, of Home Shopping's net sales.

     Home Shopping liquidates short lot and returned merchandise through its liquidation center and three outlet stores located in the Tampa Bay, Florida area. Damaged merchandise is liquidated by Home Shopping through traditional channels. During January 1997, Home Shopping closed two outlet stores and one liquidation center in Orlando, Florida.

TRANSMISSION AND PROGRAMMING

     Home Shopping produces the Programs in its studios located in St. Petersburg, Florida. The Programs are distributed to cable television systems, broadcast television stations, direct broadcast satellite services and satellite dish receivers by means of Home Shopping's satellite uplink facilities to satellite transponders leased by Home Shopping. Any cable television system, broadcast television station or individual satellite dish owner in the United States and the Caribbean Islands equipped with standard satellite receiving facilities is capable of receiving the Programs.

     Home Shopping has lease agreements securing full-time use of three transponders on three domestic communications satellites, although one of those transponders has been subleased as described below. Each of the transponder lease agreements grants Home Shopping "protected" rights. When the carrier provides services to a customer on a "protected" basis, replacement transponders (i.e., spare or unassigned transponders) on the satellite may be used in the event the "protected" transponder fails. Should there be no replacement transponders available, the "protected" customer will displace a "preemptible" transponder customer on the same satellite. The carrier also maintains a protection satellite and should a satellite fail completely, all "protected" transponders would be moved to the protection satellite which is available on a "first fail, first served" basis.

     Use of the transponder which Home Shopping subleases may, however, be preempted in order to satisfy the owner's obligations to provide the transponder to another lessee on the satellite in the event that the other lessee cannot be restored to service through the use of spare or reserve transponders (the "Special Termination Right"). As of June 5, 1995, Home Shopping discontinued use of this satellite transponder for which it has a non-cancellable operating lease calling for monthly payments of approximately $150,000 through December 31, 2006. Home Shopping subleased this satellite transponder during 1996 for a term of 10 years with an option to cancel after four years. The monthly sublease rental is in excess of the monthly payment.

     A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to the cable systems and/or television stations which receive the Programs. However, a failure that would necessitate a move to another satellite may temporarily affect the number of cable systems and/or television stations which receive the Programs (as well as all other programming carried on the failed satellite) because of the need to install equipment or to reorient earth stations.

     The terms of two of the satellite transponder leases utilized by Home Shopping are for the life of the satellites, which are projected through 2004. The term of the third subleased satellite is through December 31, 2006, subject to earlier implementation of the Special Termination Right.

     Home Shopping's access to two transponders pursuant to long-term agreements would enable it to continue transmission of HSN should either one of the satellites fail. Although Home Shopping believes it is taking every reasonable measure to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmissions will not occur. Such a termination or interruption of service by one or both of these satellites could have a material adverse effect on the operations and financial condition of the Company.

     The availability of replacement satellites and transponder time beyond current leases is dependent on a number of factors over which Home Shopping has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites.

     The FCC grants licenses to construct and operate satellite uplink facilities which transmit signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. Home Shopping has been granted two licenses for operation of C-band satellite transmission facilities and two licenses for operation of KU-band satellite transmission facilities on a permanent basis in Clearwater and St. Petersburg, Florida.

AFFILIATION AGREEMENTS WITH CABLE OPERATORS

     Home Shopping has entered into affiliation agreements with cable system operators to carry HSN, America's Store or both. Generally, the affiliation agreements have a term of five years, are automatically renewable for subsequent one year terms, and obligate the cable operator to assist the promotional efforts of Home Shopping by carrying commercials regarding HSN and America's Store and distributing Home Shopping's marketing materials to the cable operator's subscribers. All cable operators receive a commission of five percent of the net merchandise sales within the cable operator's franchise area regardless of whether the sale originated from a cable or a broadcast household. However, particularly with larger, multiple system operators, Home Shopping has agreed to provide additional compensation. In the past, this has included the purchase of advertising availabilities from cable operators on other programming networks and the establishment of commission guarantees committing Home Shopping to a certain level of payments. Although a number of these contracts remain in effect, Home Shopping is no longer entering into agreements that provide for advertising availabilities and commission guarantee compensation. These forms of compensation were replaced with cable distribution fees primarily consisting of upfront payments, based on a commitment to transmit the Programs to a certain number of subscribers and/or performance bonus commissions that are intended to compensate cable operators for promotional efforts which result in higher net sales for Home Shopping.

                               HSNI BROADCASTING

     Through subsidiaries described below, the Company controlled as of December 31, 1996, 18 full power television broadcast stations, including three satellite stations. Additionally, the Company controlled 26 low power ("LPTV") television stations (the "LPTV Stations") and two low power translators.

A.  SKTV, INC.

     The Company, through its SKTV, Inc. subsidiary ("SKTV") and its subsidiaries, owns and operates 12 independent full power UHF television stations, including one television satellite station (the "SKTV Stations"). The SKTV Stations serve ten of the 16 largest metropolitan television markets in the United States. As of December 31, 1996, the SKTV Stations reached approximately
28.3 million television households, which is one of the largest audience reaches of any owned and operated independent television broadcasting group in the United States.

     As of December 31, 1996, SKTV held notes receivable and/or equity interests in six other entities which hold broadcast licenses and/or authorizations in nine television markets as described below.

SKTV STATIONS

     As of December 31, 1996, SKTV owned the following stations:

                           SUMMARY OF STATION MARKET

----------------------------------------------------------------------------------------------------------------
                                                                            HOUSEHOLDS IN
                                                                             DESIGNATED                LICENSE
     TELEVISION                         CHANNEL         METROPOLITAN         MARKET AREA      DMA     EXPIRATION
       STATION         CITY OF LICENSE    NO.           AREA SERVED          ("DMA")(1)     RANK(1)      DATE
----------------------------------------------------------------------------------------------------------------
WHSE-TV(2)...........  Newark, NJ         68      New York, NY                6,711,450        1        6/1/99
WHSI-TV(2)...........  Smithtown, NY      67      New York, NY                6,711,450        1        6/1/99
KHSC-TV..............  Ontario, CA        46      Los Angeles, CA             4,942,440        2       12/1/98
WEHS-TV..............  Aurora, IL         60      Chicago, Il                 3,124,340        3       12/1/97
WHSP-TV..............  Vineland, NJ       65      Philadelphia, PA            2,654,080        4        6/1/99
WHSH-TV..............  Marlborough, MA    66      Boston, MA                  2,150,110        6        4/1/99
KHSX-TV..............  Irving, TX         49      Dallas, TX                  1,848,550        8        8/1/98
KHSH-TV..............  Alvin, TX          67      Houston, TX                 1,595,350       11        8/1/98
WQHS-TV..............  Cleveland, OH      61      Cleveland, OH               1,461,410       13       10/1/97
WBHS-TV..............  Tampa, FL          50      Tampa/St. Petersburg, FL    1,411,440       15        2/1/05
WYHS-TV..............  Hollywood, FL      69      Miami, FL                   1,363,260       16        2/1/05
WHSW-TV..............  Baltimore, MD      24      Baltimore, MD                 989,470       23       10/1/01

---------------

(1) Estimates by Nielsen Marketing Research ("Nielsen") as of January 1997. For multiple ownership purposes, the FCC attributes only 50% of a market Area of Dominant Influence ("ADI") reach to UHF stations. Arbitron ADI's, like Nielsen DMA's, are measurements of television households in television markets throughout the country. For the Company's purposes, ADI and DMA measurements do not materially differ.
(2) WHSI-TV operates as a satellite of WHSE-TV and primarily rebroadcasts the signal of WHSE-TV. Together, the two Stations serve the metropolitan New York City television market and are considered one station for FCC multiple ownership purposes.

     Additionally, as of December 31, 1996, SKTV owned a 33.44% membership interest (in profits and losses not including incentive interests) in Blackstar L.L.C. ("Blackstar"), the parent company of the licensees of Stations WBSF(TV), Melbourne, Florida; KBSP-TV, Salem, Oregon; and WBSX(TV), Ann Arbor, Michigan, which serve all or portions of the metropolitan areas of Orlando, Florida; Portland, Oregon; and Detroit, Flint and Lansing, Michigan, respectively. All of these television stations are affiliates of Home Shopping and currently carry Home Shopping programming on a substantially full-time basis. Blackstar also is the parent company of the licensee of Station KEVN-TV, Rapid City, South Dakota, and its satellite station, KIVV-TV, licensed to Lead-Deadwood, South Dakota, both of which are affiliated with, and carry the programming of, Fox Broadcasting Company ("Fox"). In addition, Silver King Capital Corporation, a wholly owned subsidiary of SKTV, owns 1,000 shares of non-voting preferred stock in Blackstar Communications, Inc., a subsidiary of Blackstar. Subject to FCC approval, Blackstar has agreed to sell the assets of its Ann Arbor, Michigan station to a third party. Upon the closing of the sale, the Home Shopping affiliation agreement will terminate. Following the termination and upon the occurrence of certain other events, SKTV is expected to have a 45% equity interest in Blackstar.

     SKTV also owns a 45% nonvoting common stock interest in Roberts Broadcasting Company, which owns Station WHSL(TV), East St. Louis, Illinois, serving the St. Louis, Missouri metropolitan area, and a 45% nonvoting common stock interest in Urban Broadcasting Corporation, which owns Station WTMW(TV), Arlington, Virginia, serving the Washington, D.C. metropolitan area. SKTV also owns a 45% nonvoting common stock interest in Roberts Broadcasting Company of Denver, which owns Station KTVJ(TV), Boulder, Colorado. KTVJ(TV) serves the Denver, Colorado metropolitan area. All of these stations carry Home Shopping programming.

     On April 26, 1996, Channel 66 of Vallejo, California, Inc.("Channel 66"), an entity in which a subsidiary of SKTV holds a 49% nonvoting common stock interest, consummated the acquisition of Station KPST-TV,

Vallejo, California which serves the San Francisco market. SKC Investments, Inc., a subsidiary of the Company, loaned Whitehead Media of California, Inc. ("Whitehead") $7.9 million to finance the acquisition and has loaned an additional $.7 million for construction of a new studio. Pursuant to a Shareholder Agreement among Channel 66, SKTV and Whitehead, Whitehead has the option to require SKTV to purchase all of Whitehead's shares of common stock in Channel 66 between April 26, 1999 and April 25, 2001, and at any time within 180 days of the termination of the affiliation agreement between Home Shopping and Channel 66. SKTV has the option to require Whitehead to sell all of its shares of Common Stock in Channel 66 to SKTV between April 26, 2001 and April 25, 2002. The Shareholder Agreement provides specific procedural requirements for exercising these options and an appraisal method for determining the applicable price for such purchases.

     SKTV has an option to purchase a 45% nonvoting common stock interest in Jovon Broadcasting Company, the licensee of Station WJYS(TV), Hammond, Indiana, serving the Chicago, Illinois television market. In a Memorandum Opinion and Order and Notice of Apparent Liability released June 14, 1996, the FCC ruled that, consistent with FCC regulations and policies, the Company may exercise that portion of the option which will provide it with a 33% nonvoting common stock interest in Station WJYS(TV). SKTV has a loan agreement with the station licensee and the FCC also required that certain aspects of the loan documents between the licensee of WJYS(TV) and SKTV be reformed. The licensee of WJYS(TV) has filed a petition with the FCC requesting clarification as to whether the agency intended to rewrite the option to permit a partial exercise and argues that if it did so intend, the FCC lacked the authority to do so. The Company has opposed that petition.

     The Company's 26 LPTV Stations are located in the New York, New York; Atlanta, Georgia; St. Petersburg, Florida; St. Louis, Missouri; Knoxville, Tennessee; Minneapolis, Minnesota; New Orleans, Louisiana; Roanoke, Virginia; Tucson, Arizona; Tulsa, Oklahoma; Wichita, Kansas; Columbus, Ohio; Kansas City, Missouri; Springfield, Illinois; Huntington, West Virginia; Champaign, Illinois; Toledo, Ohio; Portsmouth, Virginia; Raleigh, North Carolina; Des Moines, Iowa; Shreveport, Louisiana; Spokane, Washington; Pensacola, Florida; Birmingham, Alabama; Mobile, Alabama; and Jacksonville, Florida areas. The LPTV Stations have an average coverage radius of 10-12 miles and an average transmitter power of 1,000-2,000 watts. This contrasts with the Company's full-power UHF television stations which cover an average radius of 45-55 miles and have an average transmitter power of 120,000 watts.

PROGRAMMING

     Each of the SKTV Stations, through the applicable subsidiaries, has entered into a Television Affiliation Agreement (the "Affiliation Agreement(s)") with Home Shopping pursuant to which each Station broadcasts HSN for approximately 164 hours per week.

     Home Shopping pays each SKTV Station compensation pursuant to the applicable hourly affiliation rate for such SKTV Station under its Affiliation Agreement. Hourly rates are based on the number of households in a Station's service area. The Affiliation Agreements provide for higher compensation to an SKTV Station if the SKTV Station's compensation amount, which is based upon a formula involving Home Shopping's net sales credited to the SKTV Station, exceeds the amount payable pursuant to the hourly affiliation rate. This determination is made on an annual basis within 30 days of each anniversary of the Affiliation Agreements. Following the Home Shopping Merger, a decision was made not to pay the compensation bonus for 1996.

     The Company is continuing to evaluate the status of the Affiliation Agreements following the Home Shopping Merger. The Company plans to determine on a market by market basis whether the SKTV Stations will continue to air HSN, or whether the Company will, instead, disaffiliate Home Shopping and the SKTV Stations and develop and broadcast programming independently of Home Shopping. A decision to disaffiliate in a market will depend, in part, upon channel availability, competitive factors and the terms of the Home Shopping cable affiliation agreements, particularly in light of the recent U.S. Supreme Court ruling upholding the FCC's must-carry rules. See "Regulation -- Review of 'Must Carry Rules.' "

     Upon disaffiliation, substantial expenditures would be required to develop SKTV programming and promotions, which, during this developmental and transitional stage, would not be offset by sufficient advertising revenues. Additionally, the Company may also incur additional expenses and cash outflows (including the making of up-front payments), which could be substantial, in connection with entering into cable distribution agreements for the purpose of securing carriage of Home Shopping programming and/or the SKTV Stations' programming. Furthermore, disaffiliation will disrupt Home Shopping's ability to reach some of its existing customers which may cause a reduction in the Company's revenues. The Company believes that the process of disaffiliation can be successfully managed to minimize these adverse consequences.

     There can be no assurance that, if Home Shopping and the SKTV Stations disaffiliate, the Company will be successful in its strategy to develop and broadcast new programming formats, whether on a local or national basis, or that the Company will be able to find other means of distributing its Home Shopping programming on favorable terms to the households in the broadcast areas currently served by SKTV Stations. The consequences of any of the foregoing decisions will impact the business, financial condition and results of operations of the Company.

     In addition to analyzing disaffiliation, the Company may consider a number of other options with respect to the SKTV Stations. These options include selling the SKTV Stations or entering into partnership arrangements with broadcasters and/or cable operators. The Company has made no final decision as to how it will utilize the SKTV Stations, although preliminarily, it is planning to disaffiliate and independently program its Miami station. The Company intends over time to program all of these stations on a local basis, either by itself or with partners.

     The Company's LPTV Stations, for the most part, carry America's Store. The SKTV Stations carry HSN approximately 164 hours per week. Available advertising time on the SKTV Stations is utilized to promote various Home Shopping subsidiaries and is also sold to outside commercial clients on a per unit fixed rate. Advertising time also is bartered in exchange for non-Home Shopping programming. Time is available in units of 30 seconds, 60 seconds, 120 seconds, half-hours and hours. A four-hour block on Sunday mornings at each SKTV Station is devoted to public interest programming comprised of children's, informational, religious, and/or ethnic programming, some of which produces revenue. In addition, Home Shopping occasionally sponsors promotional events geared towards the markets served by the SKTV Stations to develop viewer awareness and loyalty to Home Shopping programming.

B.  SF BROADCASTING

     As a result of the Savoy Merger, the Company acquired Savoy's broadcasting operations ("SF Broadcasting"). SF Broadcasting consists of SF Multistations, Inc.("SF Multistations"), and its wholly owned subsidiaries which own KHON (together with satellite stations KAII and KHAW, hereafter collectively referred to as "KHON"), WALA and WVUE, and SF Broadcasting of Wisconsin, Inc. ("SF Wisconsin") and its wholly owned subsidiaries which own WLUK. Savoy Stations, Inc. ("Savoy Stations"), an indirect wholly owned subsidiary of the Company, owns 50% of the common equity and 100% of the voting stock of each of SF Wisconsin and SF Multistations. A subsidiary of Fox owns 50% of the common equity of SF Multistations and SF Wisconsin and also owns options, subject to certain conditions, to convert its non-voting interest into voting interests. For a further description of these options, see "Ownership Structure" discussed below.

     The following table sets forth certain information regarding the stations owned and operated by SF Broadcasting (the "SF Stations") and the markets in which they operate:

                           SUMMARY OF STATION MARKETS

----------------------------------------------------------------------------------------------------------------
     TELEVISION            METROPOLITAN      AFFILIATION/                                            LICENSE
       STATION             AREA SERVED         CHANNEL      HOUSEHOLDS IN DMA(1)   DMA RANK(1)   EXPIRATION DATE
----------------------------------------------------------------------------------------------------------------
WVUE-TV..............  New Orleans, LA       FOX/8                620,760              41             6/1/97
KHON-TV(2)...........  Honolulu, HI(3)       FOX/2                382,700              69             2/1/99
KAII-TV(2)...........  Wailuku, HI
KHAW-TV(2)...........  Hilo, HI
WALA-TV..............  Mobile-Pensacola, AL  FOX/10               445,780              61             4/1/97(4)
WLUK-TV..............  Green Bay, WI(3)      FOX/11               376,380              70            12/1/97

---------------

(1) Estimated by Nielsen as of January 1997. Rankings are based on the relative size of a station's market among the 211 generally recognized Designated Market Areas.
(2) KAII and KHAW operate as satellite stations of KHON-TV and primarily re-broadcast the signal of KHON. The stations are considered one station for FCC multiple ownership purposes.
(3) Low power television translators K55D2 and W40AN retransmit stations KHON and WLUK, respectively.
(4) An application to renew the license of WALA was timely filed and is pending at the FCC. Under FCC rules, an existing license automatically continues in effect once a timely renewal application has been filed until a final FCC decision is issued.

FOX AFFILIATION

     As described above, each of the SF Stations has entered into affiliation agreements with Fox (the "Fox Affiliation Agreements"). Subject to earlier termination (as described below), the Fox Affiliation Agreements terminate on the tenth anniversary of the commencement date of such agreement, provided that, Fox may extend the initial term of each of the agreements for additional successive periods of two years each if it gives the requisite written notice to the relevant SF Station and such SF Station fails to give Fox written notice within the prescribed time period that it rejects such an extension. Pursuant to these agreements, Fox provides the SF Stations with programming in return for the stations' broadcasting Fox-inserted commercials in such programming. The SF Stations also retain the right to include a limited amount of commercials during Fox programming and receive additional compensation based on certain performance and other criteria. Each of the Fox Affiliation Agreements, however, is subject to termination by Fox in certain instances including the following: (i) if within any 12-month period a station makes or will make three or more unauthorized preemptions of Fox programming, Fox may terminate the relevant agreement upon 30 days prior written notice; (ii) in the event there is a material change in certain aspects of the stations' operation, making the affiliation (as of the date of the applicable agreement) less valuable to Fox, Fox may terminate the relevant agreement upon 30 days prior written notice; and
(iii) upon certain transfers of control of any of the FCC licenses relating to the SF Stations, Fox may have the right to terminate the applicable Fox Affiliation Agreement in the manner specified in such agreement.

OWNERSHIP STRUCTURE

     After September 20, 1997, in the case of SF Wisconsin, and October 28, 1997, in the case of SF Multistations, Fox will have the option (subject to all necessary regulatory approvals) to exchange all, but not less than all, of its non-voting common stock of such companies for common stock with voting rights (the "Conversion Options"). Fox has agreed not to exercise the Conversion Options if any regulatory approval would have a material adverse effect on SF Wisconsin or SF Multistations, as the case may be.

     Fox has no representatives on the board of directors of SF Broadcasting, and does not participate in the operation of SF Broadcasting or of the television stations. The agreement between Fox and Savoy Stations provides that Fox's consent is required for certain fundamental corporate decisions, including, but not limited to, certain mergers or asset sales or the payment of dividends. If Fox exercises the Conversion Options, each of Fox and Savoy Stations will be able to designate two of the four directors of SF Wisconsin or SF Multistations.

FINANCING OF ACQUISITION

     SF Broadcasting financed their purchase of the SF Stations through (i) $135.0 million of acquisition loans; (ii) $80.6 million of common equity contributions from Savoy Stations and $29.4 million of common equity contributions from Fox; and (iii) the Fox purchase of $39.0 million of preferred stock. Since the acquisition of the SF Stations, Savoy Stations and Fox have increased, and intend to continue to increase, their initial capital contributions. Savoy Stations and Fox have each contributed $19.5 million in 1996 and will contribute, at a minimum, an additional $9.0 million each in 1997 according to their Capital Contribution Agreement to pay down outstanding debt. Both Fox and Savoy Stations also contribute capital on a quarterly basis to fund the corporate overhead of the SF Broadcasting.

C.  REGULATION

CURRENT FCC REGULATION

     The communications industry, including the ownership, use and transfer of television broadcast licenses, and the broadcast of programming over television stations owned or operated by the Company, is subject to substantial federal regulation, particularly pursuant to the Communications Act of 1934, as amended (the "1934 Act") and the rules and regulations promulgated thereunder. The 1934 Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other matters, to issue, renew, revoke and modify broadcast licenses, to determine the location of stations, to establish areas to be served and to regulate certain aspects of broadcast programming. The 1934 Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without FCC prior approval. If the FCC determines that violations of the 1934 Act or any FCC rule have occurred, it may impose sanctions ranging from admonishment of a licensee to license revocation.

     The 1934 Act provides that a broadcast license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. Under regulations promulgated by the FCC pursuant to the 1934 Act, television broadcast licenses are issued initially for terms of five years. Upon application, and in the absence of a conflicting application (which, prior to passage of the Telecommunications Act of 1996 (the "1996 Act"), could be filed in limited circumstances) or an adverse finding as to the licensee's qualifications, broadcast licenses usually have been renewed without a hearing by the FCC for additional terms of up to five years. Such license terms have increased. See discussion of the 1996 Act below.

     Current FCC regulations also impose significant restrictions on certain positional and ownership interests in broadcast and other media. The officers, directors and certain of the equity owners of a broadcasting company are deemed to have "attributable interests" in the broadcasting company. In the case of a corporation controlling or operating television stations, ownership is attributed only to officers, directors and stockholders who own 5% or more of the company's outstanding voting stock. Institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to 10% of the outstanding voting stock without being subject to attribution, provided that such stockholders exercise no control over the management or policies of the broadcasting company.

     Under current FCC rules governing multiple ownership of broadcast stations, a license to operate a television station will not be granted (unless established waiver standards are met) to any party (or parties under common control) that has an attributable interest in another television station with an overlapping service area (the "Local Restriction"). The rules also currently prohibit (with certain qualifications) the holder of an attributable interest in a television station from also having an attributable interest in a radio station, daily newspaper or cable television system serving a community located within the relevant coverage area of that television station. Separately, the FCC's "cross-interest" policy may, in certain circumstances, prohibit the common ownership of an attributable interest in one media outlet and a non-attributable equity interest in another media outlet in the same market. On December 15, 1994, the FCC adopted notices of proposed rulemaking to consider (i) the modification of its attribution rules (including the exemption from attribution for holders of non-voting stock) and "cross-interest" policy involving nonattributable equity interests, and (ii) the modification of the Local Restriction.

TELECOMMUNICATIONS ACT OF 1996

     On February 8, 1996, President Clinton signed the 1996 Act, which amends the 1934 Act. The 1996 Act, among other measures, directs the FCC to (i) modify its rules in order to permit an entity to have an attributable interest in an unlimited number of United States television stations so long as such stations do not reach, in the aggregate, more than 35% of the national television audience (the "National Restriction"); (ii) conduct a rulemaking proceeding to determine whether to retain, modify or eliminate the Local Restriction; and
(iii) conduct a rulemaking proceeding to determine whether to extend the license term for television stations to eight years. The 1996 Act also prohibits the filing of conflicting applications, under any circumstances, in connection with broadcast station license renewals, and repeals the former statutory ban on common ownership of a broadcast television station and a cable television system serving a community located within the relevant coverage area of the television station. However, FCC rules continue to prohibit local broadcast/cable cross-ownership. On March 8, 1996, the FCC issued an order that has now become effective and that implements the National Restriction. This order makes it possible for the Company to own all of its current stations. The Company's current national television audience reach is estimated at 31.04 percent, but is considered at 16.46 percent for FCC purposes due to the treatment of UHF stations. On January 24, 1997, the FCC extended the license terms for television stations from five to eight years. The 1996 Act also allows telephone companies to operate cable television systems in their own service areas. On November 7, 1996, the FCC issued notices soliciting additional public comment in connection with its pending rulemaking proceedings addressing the 1996 Act's directives and other issues with respect to the Local Restriction, the attribution rules and the cross-interest policy. The FCC seeks comment on, among other things, a proposal that would effectively codify the cross-interest policy to the extent it was applied to limit TCI's beneficial equity interest in the Company. The FCC has proposed to prohibit common ownership of a media company and a greater than 33% non-voting equity interest in another media company in the same market, but has requested comment on whether a higher or a lower non-voting equity benchmark would be more appropriate. The comment cycle in this proceeding ended on March 7, 1997. It is not possible to predict the extent to which the Local Restriction may be modified, the timing or effect of other changes in FCC rules or policies pursuant to the 1996 Act or pending FCC rulemaking proceedings. The outcome of each of these proceedings could have a material effect on the Company.

REVIEW OF "MUST-CARRY" RULES

     FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") require each television broadcaster to elect, at three-year intervals beginning in 1993, to either (i) require carriage of its signal by cable systems in the station's market ("must-carry") or (ii) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market ("retransmission consent"). On March 31, 1997, the Supreme Court upheld the constitutionality of the must-carry provisions.

     This ruling means that cable operators must continue to carry local broadcast signals subject to the provisions of the 1992 Cable Act. The ruling enhances the value of the SKTV Stations and ensures, absent disaffiliation, continued carriage of the Home Shopping Programs via the SKTV Stations by cable operators. However, as discussed above, the Company is evaluating the impact of the must-carry ruling on its desired disaffiliation of the SKTV Stations from Home Shopping.

OTHER FCC REGULATIONS AND POLICIES

     On August 8, 1996, under the Children's Television Act of 1990 (the "CTA"), the FCC amended its rules to establish a "processing guideline" for broadcast television stations of at least three hours per week, averaged over a six-month period, of "programming that furthers the educational and informational needs of children 16 and under in any respect, including the child's intellectual/cognitive or social/emotional needs." Children's "Core Programming" has been defined as educational and informational programming that, among other things, (i) has served the educational and informational needs of children "as a significant purpose," (ii) has a specified educational and informational objective and a specified target child audience, (iii) is regularly scheduled, weekly programming, (iv) is at least 30 minutes in length, and (v) airs between 7:00 a.m. and 10:00 p.m. Any station that satisfies the processing guideline by broadcasting at least three weekly hours of Core Programming will receive FCC staff-level approval of the portion of its license renewal application pertaining to the CTA. Alternatively, a station may qualify for staff-level approval even if it broadcasts "somewhat less" than three hours per week of Core Programming by demonstrating that it has aired a weekly package of different types of educational and informational programming that is "at least equivalent" to three hours of Core Programming. Non-Core Programming that can qualify under this alternative includes specials, public service announcements, short-form programs and regularly scheduled non-weekly programs, with "a significant purpose of educating and informing children." A licensee that does not meet the processing guideline under either of these alternatives will be referred by the FCC's staff to the Commissioners of the FCC, who will evaluate the licensee's compliance with the CTA on the basis of both its programming and its other efforts related to children's educational and informational programming, e.g., its sponsorship of Core Programming on other stations in the market, or nonbroadcast activities "which enhance the value" of such programming. A television station ultimately found not to have complied with the CTA could face sanctions including monetary fines and the possible non-renewal of its broadcast license.

     The CTA and FCC rules require television station licensees to identify programs specifically designed to educate and inform children at the beginning of each program and in published program listings. In addition, the 1996 Act directed the broadcast and cable television industries to develop and transmit an encrypted rating in all video programming that, when used in conjunction with so-called "V-Chip" technology, would permit the blocking of programs with a common rating. On January 17, 1997, an industry proposal was submitted to the FCC describing a voluntary ratings system under which all video programming would be designated in one of six categories. Pursuant to the 1996 Act, the FCC has initiated a proceeding to determine whether to accept the industry proposal or to establish and implement an alternative system for rating and blocking video programming. The FCC has indicated that it will commence a separate proceeding shortly addressing technical issues related to the "V-Chip." The Company cannot predict whether the FCC will accept the industry proposal regarding the rating and blocking of video programming, or how changes in this proposal could affect the Company's business.

     The FCC is conducting a rulemaking proceeding to devise a table of channel allotments in connection with the introduction of digital television service ("DTV"). On April 3, 1997, the FCC adopted a table of channel allotments which allots a second broadcast channel to each full-power commercial television station for DTV operation. While the text of the Commission's decision has not yet been released, according to news releases, stations will be required to phase in their DTV operations over a 5-year period. Affiliates of the four major commercial networks in the top-10 markets are required under the FCC's decision to begin broadcasting with a digital signal by May 1, 1999, and those in markets 11 to 30 by November 1, 1999. In addition, a number of broadcasters in the top-10 television markets have committed to begin digital operations within the next 18 months. The FCC will grant extensions under limited circumstances to broadcasters who are unable to meet the implementation deadlines. Following the transition period to DTV, broadcasters will be required to surrender their non-DTV channels. Subject to periodic review, the FCC has set a target date of 2006 as an end-date for non-DTV service. Under certain circumstances, conversion to DTV operations may reduce a station's geographical coverage area.

     The FCC's April 3 decision also provides for the early recovery of certain spectrum located between UHF channels 60-69. As a result, certain stations currently operating on these channels may be required to relocate to other channels. In addition, the FCC will maintain the secondary status of LPTV stations, which may result in the displacement of existing LPTV stations by DTV channel allotments, particularly in major markets. The FCC has adopted certain technical and administrative measures to minimize the impact of DTV implementation on LPTV stations. Meanwhile, Congress is considering proposals that would require incumbent broadcasters to bid at auctions for the additional spectrum required to effect a transition to DTV, or, alternatively, would assign additional DTV spectrum to incumbent broadcasters and require the early surrender of their non-DTV channel for sale by public auction. A change to digital transmission will necessitate significant capital expenditures by the Company.

     The FCC is conducting a rulemaking proceeding to examine its rules prohibiting broadcast television networks from representing their affiliated stations for the sale of non-network advertising time and from influencing or controlling the rates set by their affiliates for the sale of such time. Separately, the FCC is conducting a rulemaking proceeding to consider the relaxation or elimination of its rules prohibiting broadcast networks from (i) restricting their affiliates' right to reject network programming, (ii) reserving an option to use specified amounts of their affiliates' broadcast time and (iii) forbidding their affiliates from broadcasting the programming of another network; and to consider the relaxation of its rule prohibiting network affiliated stations from preventing other stations from broadcasting the programming of their network.

     There are additional FCC and other federal agencies, regulations and policies, affecting the business and operations of broadcast stations. Proposals for additional or revised rules are considered by these agencies and Congress from time to time. It is not possible to predict the resolution of these issues or other issues discussed above, although their outcome could, over a period of time, affect, either adversely or favorably, the broadcasting industry generally or the Company specifically.

     The foregoing does not purport to be a complete summary of all the provisions of the 1934 Act, the 1996 Act or other Congressional acts or of the regulations and policies of the FCC thereunder. Reference is made to the 1934 Act, as amended, the 1996 Act, other Congressional acts, such regulations and policies, and the public notices promulgated by the FCC for further information.

                                MOTION PICTURES

     Savoy has ceased its motion picture production activities, but maintains a film library consisting of approximately 15 films and owns rights in a number of motion picture development properties.

                        ADDITIONAL SUBSIDIARY BUSINESSES

     In addition to the electronic retailing and television broadcast businesses, the Company's subsidiaries are involved in other businesses.

     Vela Research, Inc. ("Vela") develops and markets high technology audio and video MPEG compression/decompression products to the cable, broadcast, computer and telecommunications industries.

     Internet Shopping Network, Inc. ("ISN") has grown to become a leading retailer of computer hardware and software on the Internet and offers over 40,000 products from major manufacturers. ISN is also engaged in exploring other new digital retailing vehicles.

     National Call Center, Inc. ("NCCI") performs direct response telemarketing services using toll free 800 numbers and provides services on a contractual basis to third parties using inbound and outbound telemarketing. NCCI can perform any number of related functions, including fulfillment and credit card clearing services.

INTERNATIONAL VENTURES

     During 1996 and 1997, Home Shopping entered into two international ventures as a minority participant.

     Germany. Home Shopping acquired a 29% interest in Home Order Television GmbH & Co. KG ("HOT"), a venture based in Munich. HOT broadcasts television shopping 24 hours per day, 12 of which are devoted to live shopping. HOT is carried via cable and satellite to approximately 8.3 million households in Germany and Austria.

     Japan. Home Shopping acquired a 30% interest in Jupiter Shop Channel Co;. Ltd, ("Shop Channel") a venture based in Tokyo. Shop Channel broadcasts televised shopping 24 hours a day, 18 hours per week of which are devoted to live shopping. Shop Channel has reached agreements to be available in approximately 845,000 households as of April 1997.
Tele-Communications International, Inc., a subsidiary of TCI ("TCI International") owns a 50% interest in Jupiter Programming Co;. Ltd ("JPC") which is the 70% shareholder in the venture.

                                  COMPETITION

     The Company operates in a highly competitive environment. It is in direct competition with businesses which are engaged in retail merchandising, other electronic retailers, direct marketing retailers such as mail order companies, companies that sell from catalogs, other discount retailers and companies that market through computer technology. The Company also competes for access to its customers and for audience share and revenue with broadcasters and conventional forms of entertainment and information, such as programming for network and independent broadcast television stations, basic and pay cable television services, satellite master antenna systems, home satellite dishes and home entertainment centers, newspapers, radio, magazines, outdoor advertising, transit advertising and direct mail. In particular, the price and availability of programming for cable television systems affects the availability of these channels for the Company's Programs and the compensation which must be paid to the cable operators for carriage of Home Shopping programming. In addition, the Company believes that due to a number of factors, including the development of cable operator owned programming, the competition for channel capacity has substantially increased. With the advent of new compression technologies on the horizon, this competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. No predictions can be made with respect to the viability of these technologies or the extent to which they will ultimately impact the availability of channel capacity.

     Home Shopping and QVC, Inc. ("QVC") are currently the two leading electronic retailing companies. There are other companies, some having an affiliation or common ownership with cable operators, that now market merchandise by means of live television. A number of other entities are engaged in direct retail sales businesses which utilize television in some form and which target the same markets in which the Company operates. Some of the Company's competitors are larger and more diversified than the Company, or are also affiliated with cable operators which have a substantial number of subscribers. The Company cannot predict the degree of success with which it will meet competition in the future. TCI currently owns 43% of QVC but has entered into a stockholders agreement with Comcast Corporation (which owns 57% of QVC) pursuant to which Comcast Corporation controls the day to day operations of QVC.

     In addition to the above factors, the Company's ownership of and affiliation with broadcast television stations creates another set of competitive conditions. These stations compete for television viewers primarily within local markets. The Company's broadcast television stations are located in highly competitive markets and compete against both VHF and UHF stations. Due to technical factors, a UHF television station generally requires greater power and a higher antenna to secure substantially the same geographical coverage as a VHF television station. The Company also competes with new entertainment and shopping networks for carriage on broadcast television stations. The Company cannot quantify the competitive effect of the foregoing or any other sources of video programming on any of the Company's affiliated television stations, nor can it predict whether such competition will have a material adverse effect on its operations.

     SF Broadcasting competes for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates. A large amount of the SF Stations' prime time programming is supplied by Fox and their results are totally dependent upon the performance of the Fox-supplied programs in attracting viewers. Non-network time periods are programmed by the stations primarily with syndicated programs purchased for cash, cash and barter, or barter-only, and also through self-produced news, public affairs and other entertainment programming. Other factors that are material to a television station's competitive position include signal coverage, local program acceptance, network affiliation, audience characteristics and assigned broadcast frequency. SF Broadcasting also competes for programming, which involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Those stations compete for exclusive access to those programs against in-market broadcast station competitors for syndicated products.

     In summary, the Company operates in a highly competitive environment in which, among other things, technological change, changes in distribution patterns, media innovations, data processing improvements and new entrants make the competitive position of both the Company and its competitors extremely difficult to predict.

                     TRADEMARKS, TRADENAMES AND COPYRIGHTS

     The Company has registered and continues to register, when appropriate, its trade and service marks as they are developed and used, and the Company vigorously protects its trade and service marks. The Company believes that its marks are a primary marketing tool for promoting its identity.

                                   EMPLOYEES

     As of the close of business on December 31, 1996, the Company employed approximately 4,750 employees with approximately 4,150 employees employed by Home Shopping, approximately 520 employees employed by Savoy and approximately 80 employees employed by SKTV. The Company believes that it generally has good employee relationships.

ITEM 2.  PROPERTIES

     The Company owns an approximately 480,000 square foot facility in St. Petersburg, Florida, which houses its Home Shopping television studios, broadcast facilities, and many of the Company's administrative offices and training facilities.

     The Company also maintains executive offices at Carnegie Hall Tower, 152 West 57th Street, New York, New York which consist of approximately 12,000 square feet leased by the Company through 1998 and at The Water Garden, 2425 Olympic Boulevard, Santa Monica, California which consist of approximately 42,000 square feet, under two leases which expire in 1998.

     The Company owns four warehouse type facilities totaling approximately 115,000 square feet near the Company's main campus in St. Petersburg, Florida. These facilities have been used for returns processing, retail distribution and general storage.

     The Company leases a 21,000 square foot facility in Clearwater, Florida for its video and post production operations.

     The Company owns and operates a warehouse consisting of 163,000 square feet located in Waterloo, Iowa which is used as a fulfillment center.

     The Company operates a warehouse located in Salem, Virginia, consisting of approximately 650,000 square feet which is leased from the City of Salem Industrial Development Authority. On November 1, 1999, the Company will have the option to purchase the property for $1.

     The Company's retail outlet subsidiary leases four retail stores in the Tampa Bay area totaling approximately 91,925 square feet.

     The Company and its other subsidiaries also lease office space in California, Colorado and New Jersey.

     The Company owns or leases office, studio and transmitter space for the SKTV and SF Stations as follows:

----------------------------------------------------------------------------------------------
LOCATION                                                FUNCTION                  OWNED/LEASED
----------------------------------------------------------------------------------------------
Mobile, AL.............................  Offices/Studio.........................     Leased
Baldwin County, AL.....................  Transmitter............................      Owned
Mt. Wilson, CA.........................  Transmitter............................     Leased
Ontario, CA............................  Offices/Studio.........................      Owned
Riverview, FL..........................  Transmitter............................     Leased
Hollywood, FL..........................  Transmitter............................     Leased
Miramar, FL............................  Offices/Studio.........................     Leased
Pensacola, FL..........................  Offices/Studio.........................     Leased
Honolulu, HI...........................  Offices/Studio/Transmitter.............     Leased
Aurora, IL.............................  Offices/Studio.........................     Leased
Chicago, IL............................  Offices/Studio/Transmitter.............     Leased
New Orleans, LA........................  Offices/Studio.........................      Owned
Baltimore, MD..........................  Offices/Studio/Transmitter.............     Leased
Hudson, MA.............................  Offices/Studio/Transmitter.............      Owned
Newark, NJ.............................  Offices/Studio.........................      Owned
Newfield, NJ...........................  Offices/Studio.........................      Owned
Waterford Works, NJ....................  Transmitter............................     Leased
Central Islip, NY......................  Offices/Studio.........................      Owned
Middle Island, NY......................  Transmitter............................      Owned
New York, NY...........................  Offices/Transmitter....................     Leased
Parma, OH..............................  Offices/Studio/Transmitter.............     Leased
Alvin, TX..............................  Offices/Studio.........................     Leased
Cedar Hill, TX.........................  Transmitter............................     Leased
Irving, TX.............................  Offices/Studio.........................      Owned
Missouri City, TX......................  Transmitter............................     Leased
Green Bay, WI..........................  Offices/Studio/Transmitter.............      Owned

     The Company leases the following LPTV transmitter sites:

Atlanta, GA                                    Pensacola, FL
Birmingham, AL                                 Portsmouth, VA
Champaign, IL                                  Raleigh, NC
Columbus, OH                                   Roanoke, VA
Des Moines, IA                                 Shreveport, LA
Huntington, WV                                 Springfield, IL
Jacksonville, FL                               Spokane, WA
Kansas City, MO                                St. Louis, MO
Knoxville, TN                                  St. Petersburg, FL
Minneapolis, MN                                Toledo, OH
Mobile, AL                                     Tulsa, OK
New Orleans, LA                                Tucson, AZ
New York, NY                                   Wichita, KS

     All of the Company's leases are at prevailing market rates and with unaffiliated parties, and the Company believes that the duration of each lease is adequate. The Company believes that its principal properties, whether owned or leased, are adequate for the purposes for which they are used and are suitably maintained for such purposes. Most of the office/studio space is substantially utilized, and where significant excess space exists, the Company leases or subleases such space to the extent possible. The Company anticipates no future problems in renewing or obtaining suitable leases for its principal properties.

ITEM 3.  LEGAL PROCEEDINGS

     On August 26, 1996, after announcement that Silver King, House Acquisition Corp., a newly formed subsidiary of Silver King, Liberty HSN, and Home Shopping had entered into the Agreement and Plan of Exchange and Merger dated as of August 25, 1996 (the "Home Shopping Merger Agreement"), a class action complaint titled Andre Engle v. Leo J. Hindery, et. al. was filed in the Court of Chancery of the State of Delaware, in and for the County of New Castle (the "Delaware Court"), against Home Shopping, Leo J. Hindery, Jr., Gen. H. Norman Schwarzkopf, Eli J. Segal, Peter R. Barton, Robert R. Bennett, Barry Diller, James G. Held, Silver King, Liberty and TCI by a shareholder of Home Shopping on behalf of a purported class consisting of all public shareholders of Home Shopping (other than Liberty and its controlled affiliates). Shortly thereafter, four other class action complaints were filed against the foregoing defendants with the Delaware Court by shareholders of Home Shopping on behalf of a purported class consisting of all public shareholders of Home Shopping (other than Liberty and its controlled affiliates); one of these actions also named as defendants, J. Anthony Forstmann and Victor A. Kaufman. Plaintiffs allege, among other things, that, by approving the Home Shopping Merger Agreement, the Home Shopping's director defendants and, by supporting the merger, Liberty breached their fiduciary duties to the stockholders and that the consideration to be paid to stockholders in the Home Shopping Merger is unfair and inadequate. Plaintiffs sought, among other things, an injunction preventing the defendants from taking actions toward consummation of the Home Shopping Merger and related transactions, and now seek recission or rescissory damages and an award of unspecified compensatory damages to the members of the plaintiffs class. On October 7, 1996, the five class action lawsuits were consolidated for all purposes in an action titled In Re: Home Shopping Network, Inc. Shareholders Litigation, Consolidated Civil Action No. 15179.

     The Company believes that the claims in the consolidated action are without merit, and does not believe it is reasonably possible that the actions will be successful or otherwise materially adversely affect the Company or its businesses. There can be no assurance, however, that the plaintiffs will not be successful, and the Company cannot estimate, based on facts available as of the date of this Report, the possible adverse effects of such a result.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     On December 19, 1996, the annual meeting of stockholders was held. At the annual meeting, stockholders representing 2,415,945 shares of Class B Common Stock and 7,083,132 shares of Common Stock were entitled to vote. Stockholders present or in person by proxy, representing 2,415,945 shares of Class B Common Stock and 6,118,028 shares of Common Stock, voted on the following matters:

     The stockholders of both the Common Stock and the Class B Common Stock voting as a single class approved the Savoy Merger:

NUMBER OF VOTES   NUMBER OF VOTES   NUMBER OF VOTES
 CAST IN FAVOR     CAST AGAINST       ABSTAINING
---------------   ---------------   ---------------
  29,452,630          59,422            15,226

     The stockholders of both the Common Stock and the Class B Common Stock voting as a single class approved the Home Shopping Merger:

NUMBER OF VOTES   NUMBER OF VOTES   NUMBER OF VOTES
 CAST IN FAVOR     CAST AGAINST       ABSTAINING
---------------   ---------------   ---------------
  29,402,671          110,537           14,070

     The stockholders of the Common Stock and the Class B Common Stock voting as separate classes approved increases in the authorized capital stock of the
Company:

                                  COMMON STOCK

NUMBER OF VOTES   NUMBER OF VOTES   NUMBER OF VOTES
 CAST IN FAVOR     CAST AGAINST       ABSTAINING
---------------   ---------------   ---------------
   5,239,876          116,069           11,883

                              CLASS B COMMON STOCK

NUMBER OF VOTES   NUMBER OF VOTES   NUMBER OF VOTES
 CAST IN FAVOR     CAST AGAINST       ABSTAINING
---------------   ---------------   ---------------
   2,415,945            -0-               -0-

     The stockholders of the Common Stock and the Class B Common Stock voting as separate classes approved the change in the name of the Company:

                                  COMMON STOCK

NUMBER OF VOTES   NUMBER OF VOTES   NUMBER OF VOTES
 CAST IN FAVOR     CAST AGAINST       ABSTAINING
---------------   ---------------   ---------------
   5,315,458          38,338            14,032

                              CLASS B COMMON STOCK

NUMBER OF VOTES   NUMBER OF VOTES   NUMBER OF VOTES
 CAST IN FAVOR     CAST AGAINST       ABSTAINING
---------------   ---------------   ---------------
   2,415,945            -0-               -0-

     The stockholders of the Common Stock and the Class B Common Stock voting as separate classes approved the change in voting of the Company by classes:

                                  COMMON STOCK

NUMBER OF VOTES   NUMBER OF VOTES   NUMBER OF VOTES
 CAST IN FAVOR     CAST AGAINST       ABSTAINING
---------------   ---------------   ---------------
   4,316,743         1,029,429          21,656

                              CLASS B COMMON STOCK

NUMBER OF VOTES   NUMBER OF VOTES   NUMBER OF VOTES
 CAST IN FAVOR     CAST AGAINST       ABSTAINING
---------------   ---------------   ---------------
   2,415,945            -0-               -0-

     The stockholders elected the following six directors of the Company to hold office until the next annual meeting of stockholders or until their successors have been duly elected:

     Elected by holders of Common Stock voting as a separate class:

                                               NUMBER OF VOTES   NUMBER OF VOTES
                                                CAST IN FAVOR       WITHHELD
                                               ---------------   ---------------
Bruce M. Ramer...............................     5,987,001          131,027
Sidney V. Sheinberg..........................     5,986,913          131,115

     Elected by holders of Common Stock and Class B Common Stock voting as a single class:

                                               NUMBER OF VOTES   NUMBER OF VOTES
                                                CAST IN FAVOR       WITHHELD
                                               ---------------   ---------------
Barry Diller.................................    30,214,603          62,875
Victor A. Kaufman............................    30,213,701          63,777
John E. Oxendine.............................    30,313,371          64,107
Richard E. Snyder............................    30,212,656          64,122

     The stockholders of both the Common Stock and Class B Common Stock voting as a single class approved the adoption of the Company's 1995 Stock Incentive Plan and the Company's Directors' Stock Option Plan as follows:

                             1995 STOCK OPTION PLAN

NUMBER OF VOTES   NUMBER OF VOTES   NUMBER OF VOTES
 CAST IN FAVOR     CAST AGAINST       ABSTAINING
---------------   ---------------   ---------------
  24,623,019          538,326           48,149

                          DIRECTORS' STOCK OPTION PLAN

NUMBER OF VOTES   NUMBER OF VOTES   NUMBER OF VOTES
 CAST IN FAVOR     CAST AGAINST       ABSTAINING
---------------   ---------------   ---------------
  30,002,872          193,578           13,044

     The stockholders of both the Common Stock and the Class B Common Stock voting as a single class ratified the appointment of Ernst & Young LLP as the Company's Independent Auditors:

NUMBER OF VOTES   NUMBER OF VOTES   NUMBER OF VOTES
 CAST IN FAVOR     CAST AGAINST       ABSTAINING
---------------   ---------------   ---------------
  30,251,409           11,561           14,508

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on The Nasdaq Stock Market's National Market ("NASDAQ") (Symbol: HSNI after December 20, 1996, SKTV during the other periods reported below)

--------------------------------------------------------------------------------
                                                               HIGH        LOW
--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996
  First Quarter.............................................  $34.75      $27.50
  Second Quarter............................................   34.50       28.00
  Third Quarter.............................................   30.50       21.25
  Fourth Quarter............................................   26.50       21.00
YEAR ENDED DECEMBER 31, 1995
  First Quarter.............................................  $10.75      $ 8.75
  Second Quarter............................................   19.50        9.25
  Third Quarter.............................................   39.75       15.50
  Fourth Quarter............................................   40.25       28.00

     The bid prices reported for these periods reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

     There were approximately 11,907 stockholders of record as of March 14, 1997 and the closing price of HSNi Company Common Stock that day was $27.63.

     HSNi Common Stock began trading on December 28, 1992 on the OTC Electronic Bulletin Board. On January 19, 1993, HSNi Common Stock was listed on the NASDAQ Small-Cap Market. On August 26, 1993, HSNi Common Stock was listed on the NASDAQ National Market System; which is now the Nasdaq National Market.

     The Company has paid no cash dividends on its common stock to date and does not anticipate paying cash dividends in the immediate future. Additionally, the Company's current and pending loan facilities preclude the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------
                                                           FOUR MONTHS
                                             YEAR ENDED       ENDED               YEARS ENDED AUGUST 31,
     SUMMARY CONSOLIDATED STATEMENTS        DECEMBER 31,   DECEMBER 31,   --------------------------------------
            OF OPERATIONS DATA                1996(1)          1995        1995      1994      1993       1992
----------------------------------------------------------------------------------------------------------------
                                                           (In thousands, except per share data)
Net revenue...............................    $75,172        $15,980      $47,918   $46,563   $46,136   $ 46,729
Earnings (loss) before cumulative effect
  of change in accounting principle(2)....     (6,539)        (2,882)         115      (899)   (6,386)   (15,222)
Net earnings (loss)(3)....................     (6,539)        (2,882)         115    (3,878)   (6,386)   (15,222)
Earnings (loss) per common share:
Earnings (loss) before cumulative effect
  of change in accounting principle(4)....       (.61)          (.31)         .01      (.10)     (.72)        --
Net earnings (loss)(4)....................       (.61)          (.31)         .01      (.44)     (.72)        --

--------------------------------------------------------------------------------------------------------------
                                                 DECEMBER 31,                       AUGUST 31,
           SUMMARY CONSOLIDATED              ---------------------   -----------------------------------------
            BALANCE SHEET DATA                1996(1)       1995       1995       1994       1993       1992
--------------------------------------------------------------------------------------------------------------
                                                                      (In thousands)
Working capital (deficit)..................  $  (24,444)  $  7,553   $  6,042   $  1,553   $  4,423   $   (594)
Total assets...............................   2,116,232    136,670    142,917    145,488    153,718    153,491
Long-term obligations......................     271,430     95,980     97,937    114,525    128,210        185
Stockholders' equity (deficit).............   1,158,749      7,471      9,278      2,614      6,396    (87,064)

---------------

(1) As a result of the Mergers, the results of operations for the year ended December 31, 1996 includes SKTV for the full year and 11 and 12 days of Home Shopping and Savoy, respectively. The balance sheet reflects purchase accounting adjustments for the consolidated entity. Commissions of $3.4 million were not paid for 1996 as a result of the Mergers.
(2) In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). The cumulative effect of the accounting change resulted in a charge of approximately $3.0 million. Prior years' financial statements were not restated.
(3) Beginning in fiscal 1992, the SKTV Stations were charged interest based on the historical cost of the SKTV Stations to SKTV and Home Shopping's then cost of long-term borrowings. In fiscal 1993, the SKTV Stations were charged interest expense on the note payable to HSN Capital Corporation ("HSNCC"), a wholly-owned subsidiary of Home Shopping, at a rate of 9.5% per annum. In fiscal 1994, the Company paid interest to HSNCC until August 1, 1994 when the Company repaid the long-term obligation to HSNCC.
(4) Net earnings (loss) per share for the year ended December 31, 1996, the four months ended December 31, 1995 and for the years ended August 31, 1995, 1994 and 1993 have been computed based upon the weighted average shares outstanding of 10,785,743; 9,394,696; 9,144,772; 8,881,380; and 8,851,339,
    respectively. Loss per share for fiscal year 1992 has been omitted due to lack of comparability.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     HSNi is a holding company, the subsidiaries of which conduct the operations of the Company's various business activities. The Company was incorporated in July 1986 in Delaware as part of a strategy to broaden the viewership of Home Shopping. On December 28, 1992, Home Shopping, the sole shareholder, distributed the capital stock of the Company to Home Shopping's stockholders in the form of a pro-rata stock dividend.

     As discussed in Note A to the Consolidated Financial Statements, included herein, on October 25, 1995, the Company elected to change its year end from August 31 to December 31. This change was made effective January 1, 1996.

     On December 19 and 20, 1996, the Company acquired 100% of the outstanding stock of Savoy and 80.1% of the outstanding stock of Home Shopping, respectively, and changed its name to HSN, Inc. The Mergers were accounted for using the purchase method of accounting. Following the Mergers, the Company's principal areas of business are electronic retailing and television broadcasting.

     Home Shopping, through HSC, sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs which are transmitted via satellite to cable television systems, affiliated broadcast television stations and satellite dish receivers. Home Shopping operates the Programs, each 24 hours a day, seven days a week.

     Currently the Company, through SKTV, owns and operates 12 independent full power UHF television stations, including one television satellite station, which primarily carry HSN.

     As a result of the Savoy Merger, the Company acquired SF Broadcasting which operates four broadcast television stations affiliated with Fox. Savoy Stations owns 50% of the common equity and 100% of the voting stock of SF Broadcasting. A subsidiary of Fox owns 50% of the common equity of SF Broadcasting and also owns options, subject to certain conditions, to convert its non-voting interest into voting interests.

     As a result of the Mergers, the future results of operations of the Company will change substantially from its historical results of operations as Home Shopping had revenues in excess of $1.0 billion and an operating profit of $41.2 million for the year ended December 31, 1996, primarily derived from the retail sales of the Programs. SF Broadcasting had revenues of $50.7 million for the year ended December 31, 1996, principally derived from advertising revenues. See "Unaudited Pro Forma Combined Condensed Statements of Operations."

     Each of the SKTV Stations, through the applicable subsidiaries, has entered into an Affiliation Agreement (the "Affiliation Agreement(s)") with Home Shopping pursuant to which each Station broadcasts HSN for approximately 164 hours per week. Home Shopping pays each SKTV Station compensation pursuant to the applicable hourly affiliation rate for such SKTV Station under its Affiliation Agreement. The Company is continuing to evaluate the status of the Affiliation Agreements following the Home Shopping Merger. The Company plans to determine on a market by market basis whether the SKTV Stations will continue to air HSN, or whether the Company will, instead, disaffiliate HSN and the SKTV Stations and develop and broadcast programming independently of Home Shopping. See "HSNi Broadcasting -- SKTV, Inc. -- Programming" above.

CONSOLIDATED RESULTS OF OPERATIONS

     The following discussion presents the material changes in the consolidated results of operations of the Company which have occurred between the year ended December 31, 1996 and the fiscal year ended August 31, 1995, the pro forma year ended December 31, 1996 versus December 31, 1995, along with material changes between the four months ended December 31, 1995 and 1994 and the fiscal years ended August 31, 1995 and 1994. Reference should also be made to the Consolidated Financial Statements and Summary Financial Data included herein.

YEAR ENDED DECEMBER 31, 1996 VS. FISCAL YEAR ENDED AUGUST 31, 1995

     As a result of the acquisitions of Home Shopping and Savoy, the consolidated results of operations for the year ended December 31, 1996 include the results of these two entities for 11 days and 12 days, respectively, in addition to the results of SKTV for the full year.

     All discussion included herein calculates the percentage changes using actual dollar amounts, versus rounded dollar amounts.

NET REVENUES

BROADCASTING

     For the year ended December 31, 1996, broadcasting revenue decreased $1.2 million, or 2.7% to $43.4 million from $44.6 million for the year ended August 31, 1995. This decrease is primarily the result of the elimination of $1.1 million of SKTV revenue for the 11 days ended December 31, 1996 due to the merger with Home Shopping. Future revenues from Home Shopping will be eliminated in consolidation as will the same amount of Home Shopping engineering and programming expenses. The year ended December 31, 1996 also includes $1.5 million of revenue of SF Broadcasting for the 12 days ended December 31, 1996.

HOME SHOPPING

     Home Shopping was acquired on December 20, 1996 and, accordingly, $30.6 million of revenue for the 11 day period ended December 31, 1996 is reflected in total revenues. Home Shopping revenues are generated primarily from retail sales of the Programs.

OTHER

     For the year ended December 31, 1996, other revenue decreased $2.1 million, or 63.5%, to $1.2 million from $3.4 million for the fiscal year ended August 31, 1995. This decrease primarily is the result of a decrease in production revenue due to the closing of the Denver Telemation facility in December 1995.

OPERATING EXPENSES:

COST OF SALES, SELLING AND MARKETING AND ENGINEERING AND PROGRAMMING

     Cost of sales increased $20.4 million for the year ended December 31, 1996 compared to the fiscal year ended August 31, 1995 as a result of the inclusion of 11 days of Home Shopping. In addition, increases in selling and marketing and engineering and programming of $5.0 million and $1.8 million, respectively, also related to 11 days of activity for Home Shopping.

GENERAL AND ADMINISTRATIVE

     For the year ended December 31, 1996, general and administrative expenses increased $3.9 million primarily due to the inclusion of $2.8 million of expense as a result of the Home Shopping and Savoy mergers. The remaining increase of $1.1 million is attributable to an equity and bonus compensation arrangement with the Company's Chairman and Chief Executive Officer, offset by decreases in payroll due to the restructuring of the Company in 1995.

DEPRECIATION AND AMORTIZATION

     The increase in depreciation and amortization of $.8 million for the year ended December 31, 1996 was primarily due to the inclusion of $1.4 million of expense as a result of the Mergers. In addition, an increase of $.9 million was due to goodwill amortization related to the Mergers. These increases were offset by decreases of $1.5 million, primarily related to the closure and subsequent sale of fixed assets related to the Denver Telemation facility.

OTHER INCOME (EXPENSE)

     For the year ended December 31, 1996, net other expense increased $1.6 million compared to the year ended August 31, 1995. This increase is primarily due to non-cash interest expense related to the acceleration of upfront bank fees in anticipation of the refinancing of the Company's debt in early 1997, offset by decreased interest expense attributable to a reduction in the Company's long-term debt in 1996. In addition, $.5 million of net interest expense was due to the inclusion of partial periods for Home Shopping and Savoy.

INCOME TAXES

     The Company's effective tax rate is higher than the statutory rate due primarily to the amortization of goodwill and other acquired intangibles, certain non-deductible executive compensation and a deduction for certain dividends received. In addition, some states require separate company tax filings which cause state income taxes to be disproportionate with consolidated earnings.

MINORITY INTEREST

     Minority interest represents Liberty HSN's 19.9% interest in Home Shopping's earnings and Fox's 50% interest in the SF Broadcasting loss for the 11 and 12 day periods, respectively.

PRO FORMA YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995

     The following unaudited pro forma combined condensed statements of operations of HSNi ("Combined Statements") have been prepared to give effect to the Mergers as if they had occurred January 1, 1995. In addition, the Combined Statements assume that SF Broadcasting was acquired by Savoy as of January 1, 1995 giving effect to the Mergers and the acquisition of SF Broadcasting using the purchase method of accounting. During 1996, Savoy ceased its activities in the motion picture business. Accordingly, the Combined Statements, were prepared excluding the operating results of the Savoy motion picture business, for the years ended December 31, 1996 and 1995.

     The Combined Statements are presented for illustrative purposes only and are not necessarily indicative of the results of operations which would have actually been reported had any of the transactions occurred as of January 1, 1995, nor is it necessarily indicative of future results of operations.

        UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF OPERATIONS
                    EXCLUDING SAVOY MOTION PICTURE BUSINESS

--------------------------------------------------------------------------------------
                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
--------------------------------------------------------------------------------------
                                                                   (In thousands,
                                                               except per share data)
NET REVENUES
  Home Shopping.............................................  $1,014,705    $  919,796
  Broadcasting and production...............................      53,215        65,257
                                                              ----------    ----------
          Total net revenues................................   1,067,920       985,053
OPERATING EXPENSES
  Cost of sales.............................................     626,090       603,440
  Other costs...............................................     311,640       356,544
  Depreciation and amortization.............................      90,862        95,667
                                                              ----------    ----------
          Total operating expenses..........................   1,028,592     1,055,651
                                                              ----------    ----------
          Operating profit (loss)...........................      39,328       (70,598)
Other income (expense), net.................................     (34,345)      (36,075)
                                                              ----------    ----------
Income (loss) before income taxes, and minority interest....       4,983      (106,673)
Income tax (expense) benefit................................     (22,582)       29,159
Minority interest...........................................       3,288        14,772
                                                              ----------    ----------
          Net loss..........................................  $  (14,311)   $  (62,742)
                                                              ==========    ==========
Loss per common share.......................................  $     (.29)   $    (1.30)
Common shares outstanding...................................      48,761        48,359

PRO FORMA REVENUES

     For the year ended December 31, 1996, total revenues increased $82.9 million or 8.4% compared to the year ended December 31, 1995. The increase in revenues for the year ended December 31, 1996, primarily resulted from an increase in net sales for Home Shopping of $94.9 million, or 10.3%, to $1.015 billion from $919.8 million for the year ended December 31, 1995. Net sales of HSC increased $108.3 million, or 13.8%, for the year ended December 31, 1996, reflecting a 12.0% increase in the number of packages shipped and a 1.5% decrease in the average price per unit sold compared to the year ended December 31, 1995. Sales by wholly-owned subsidiaries, Vela, HSN Mail Order, Inc. ("Mail Order") and ISN increased $9.0 million, $7.8 million and $4.4 million, respectively, for the year ended December 31, 1996. These increases were partially offset by decreases related to HSN Direct Joint Venture ("HSND") and Ortho-Vent, Inc. ("Ortho-Vent") of $17.7 million and $15.6 million, respectively.

     For the year ended December 31, 1996, HSC's merchandise return percentage decreased to 23.5% from 25.7%, in 1995. Management believes that the lower return rate is primarily attributable to the decrease in the average price per unit sold. Promotional price discounts remained constant at 2.8% of HSC sales for the year ended December 31, 1996, compared to 1995.

     The Company believes that the improvement in sales in the year ended December 31, 1996 compared to 1995 was primarily the result of changes made by new management to Home Shopping's merchandising and programming strategies. In addition, Home Shopping offered a "no interest-no payment" credit promotion through September 1996 for certain purchases made during June 1996 using Home Shopping's private label credit card and offered a similar promotion during the fourth quarter of 1996 with the payment deferral period extending to March 1997. Management is taking additional steps designed to attract both first-time and active customers which include changing the merchandising approach to broaden product assortment, changing the sales mix, optimizing product variety and value, maintaining the average price per unit at the desired level, improving inventory management and better planning of programmed shows. There can be no assurance that additional changes to Home Shopping's merchandising and programming strategies will achieve management's intended results.

PRO FORMA OPERATING EXPENSES

COST OF SALES

     For the year ended December 31, 1996, cost of sales increased $22.7 million, or 3.8%, compared to the year ended December 31, 1995. The increase in cost of sales primarily relates to Home Shopping's cost of sales which increased $22.8 million, or 3.8%, to $625.7 million from $602.8 million for the year ended December 31, 1995. As a percentage of net sales, Home Shopping's cost of sales decreased to 61.7% from 65.5% compared to the year ended December 31, 1995.

     Cost of sales of Home Shopping and Vela increased $17.2 million and $5.0 million, respectively, for the year ended December 31, 1996, compared to 1995. These increases were partially offset by decreases related to HSND and Ortho-Vent of $6.6 million and $9.4 million, respectively, for the year ended December 31, 1996, compared to 1995. As a percentage of Home Shopping net sales, cost of sales decreased to 62.3% for the year ended December 31, 1996, from 68.7% in 1995.

     The dollar increases in Home Shopping's cost of sales relate in part to the higher sales volume. The comparative decreases in Home Shopping's cost of sales percentage in the year ended December 31, 1996, relate in part to warehouse sales and other promotional events held during 1995. In addition, the 1996 product sales mix was composed of higher gross profit merchandise. Also, Home Shopping's cost of sales for the year ended December 31, 1996 reflects a $5.4 million decrease in Home Shopping's inventory carrying adjustment. In 1997, management expects a slight decrease in Home Shopping's cost of sales percentage from 1996.

OTHER COSTS

     For the year ended December 31, 1996, other costs decreased $44.9 million, or 12.6%, compared to the year ended December 31, 1995. This primarily relates to a 44.1 million decrease in operating costs at Home Shopping resulting from the sale of HSND and Ortho-Vent which decreased a total of $13.9 million, additional costs incurred in 1995 totaling $3.1 million in connection with a change in programming strategies and a $6.9 million decrease in expenses resulting from management's actions to streamline operations primarily through workforce reductions. In addition, other charges decreased $13.4 million. Additional amounts were also incurred in 1995 relating to the Denver Telemation facility closure, severance and payments to executives as provided for under their employment agreements. These decreases were offset in part by an increase in other costs of SF Broadcasting.

DEPRECIATION AND AMORTIZATION

     For the year ended December 31, 1996, depreciation and amortization expense decreased $4.8 million, or 5.0%. This decrease primarily relates to a $5.8 million decrease in depreciation and amortization of Home Shopping assets that became fully depreciated in 1995, the retirement of certain equipment in the fourth quarter of 1995 and lower capital expenditure levels in the year ended December 31, 1996, compared to 1995. Depreciation expense will increase in 1997 compared to 1996 related to increased capital expenditures in 1997.

In addition, amortization expense for name lists decreased $3.9 million for the year ended December 31, 1996, compared to 1995, relating to the sale of Ortho-Vent assets in the fourth quarter of 1995. These decreases were offset by increased amortization of cable distribution fees of $4.4 million for the year ended December 31, 1996, compared to 1995. Amortization of these fees is expected to total $19.0 million in 1997 based on existing agreements. Amortization amounts will increase if additional long-term cable contracts containing upfront payments of cable distribution fees are consummated during 1997.

OTHER INCOME (EXPENSE), NET

     For the year ended December 31, 1996, other expense decreased $1.7 million, or 4.8%, compared to the year ended December 31, 1995. Home Shopping's other expense decreased $7.0 million for the year ended December 31, 1996, compared to the year ended December 31, 1995, resulting from litigation settlement income of $2.1 million in 1996 which represents the reversal of amounts accrued in prior years which were in excess of the actual settlement on certain litigation. This income was offset by equity losses totaling $5.7 million relating to the Company's investments in HOT and Shop Channel which were partially offset by a gain on the sale of a controlling interest in HSND of $1.9 million and a one-time $1.5 million payment received in the first quarter of 1996 in connection with the termination of the Canadian Home Shopping Network license agreement. Litigation expense for the year ended December 31, 1995, of $6.4 million, represents litigation settlements and anticipated costs in connection with the resolution of certain pending litigation. In addition in 1995, $6.0 million in losses recorded in connection with the retirement of equipment was offset by receipts from lawsuit settlements, royalty income and other miscellaneous income totaling $5.6 million.

     The net decrease was offset in part by increased net interest expense related to SF Broadcasting which reflects increased borrowing levels and lower investment balances.

MINORITY INTEREST

     For the year ended December 31, 1996, minority interest decreased $11.5 million, or 77.7%, compared to the year ended December 31, 1995, related to Liberty HSN's minority interest in the pretax profit of Home Shopping in 1996 compared to its pretax loss in 1995 offset by the Fox minority interest in SF Broadcasting pretax loss in the 1996 compared to their profit in 1995.

FOUR MONTHS ENDED DECEMBER 31, 1995 VS. FOUR MONTHS ENDED DECEMBER 31, 1994

REVENUES

     For the four months ended December 31, 1995, net revenue decreased $1.3 million to $16.0 million from $17.3 million when compared to the same period in 1994. The decrease primarily related to the receipt of $1.8 million of additional fees in fiscal 1995, compared to $.8 million in fiscal 1994 under the Affiliation Agreements and a decrease of $.4 million due to a reduction in production revenue. The Company closed the Denver Telemation facility effective November 1995.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE

     For the four months ended December 31, 1995, general and administrative expenses increased $1.7 million to $9.2 million from $7.5 million when compared to the same period in 1994. An additional $1.1 million is attributable to an equity and bonus compensation arrangement with the Company's Chairman and Chief Executive Officer. The remaining increase was due to additional consulting and legal expenses associated with new executive management.

OTHER

     In December 1995, the Company implemented a formal plan to increase operating efficiency, reduce personnel at the SKTV Stations and the Company's corporate offices and close the Denver Telemation facility. As a result, the Company recorded a $2.6 million charge to operations for the four months ended

December 31, 1995, which included severance costs, facility closure and non-cancellable lease costs and the write-down of property, plant and equipment.

OTHER INCOME (EXPENSE)

     For the four months ended December 31, 1995, interest income increased $.5 million to $.9 million from $.4 million when compared to the same period in 1994. The increase is primarily due to the settlement of the Company's lawsuit against Urban Broadcasting Corporation ("Urban"). The Company did not recognize any interest income from a note receivable from Urban in the four month period ended December 31, 1994 until the settlement was reached and the funds were received in May 1995.

INCOME TAXES

     The Company's effective tax rate for these periods differed from the statutory rate due primarily to the amortization of goodwill and other acquired intangible assets relating to acquisitions from prior years, other non-deductible items, and state income taxes.

FISCAL YEAR ENDED AUGUST 31, 1995 VS. FISCAL YEAR ENDED AUGUST 31, 1994

REVENUES

     For the year ended August 31, 1995, net revenue increased $1.3 million to $47.9 million from $46.6 million for the year ended August 31, 1994. The increase primarily relates to the receipt of $1.3 million of additional fees in fiscal 1995, compared to fiscal 1994, under the Affiliation Agreements.

     Additionally, during fiscal 1995, the Company received $.4 million from direct response television spots which was offset by a decrease of $.4 million due to the declining production revenue of Telemation and from the closing of the Chicago Telemation facility in fiscal 1994 described below.

OPERATING EXPENSES

COST OF SALES

     For the year ended August 31, 1995, cost of sales decreased $.3 million to $.6 million from $.9 million for the year ended August 31, 1994 due to the declining production revenue of Telemation and the closing of the Chicago Telemation facility in fiscal 1994 described below.

GENERAL AND ADMINISTRATIVE

     For the year ended August 31, 1995, general and administrative expenses increased $3.1 million to $24.4 million from $21.3 million for the year ended August 31, 1994. The Company recognized approximately $2.0 million in additional compensation expense in fiscal 1995 related to the issuance of 441,988 shares attributable to an equity and bonus compensation arrangement with the Company's Chairman and Chief Executive Officer, and an increase of $.8 million in legal and consulting fees.

OTHER

     The Company closed the Chicago unit of Telemation in fiscal 1994 after management determined that this unit could not meet the Company's financial objectives in Chicago's highly competitive video production marketplace due to the turnover of key employees and the need for additional capital assets.

     During fiscal 1994, the Company recorded a $1.2 million charge to operations to close the Chicago unit. Approximately $.5 million was attributable to the write-off of leasehold improvements, production equipment and other assets and liabilities. Additionally, the Company made cash payments of $.7 million to buy out the lease obligations of the building and equipment and to fund other miscellaneous expenses including severance payments to terminated employees.

OTHER INCOME (EXPENSE)

     For the year ended August 31, 1995 net other income (expense) decreased $.5 million to $7.0 million from $7.5 million for the year ended August 31, 1994.

     Interest expense decreased $1.2 million to $11.0 million in fiscal 1995 from $12.2 million in fiscal 1994. The decrease is due to both a reduction in long-term obligations and interest rates in fiscal 1995. The Company refinanced its long-term obligation effective August 1, 1994.

     Interest income increased $2.1 million to $3.4 million in fiscal 1995 from $1.3 million in fiscal 1994 primarily due to the receipt of interest from Urban and interest earned on the Company's invested cash equivalents.

     Miscellaneous income from dividends decreased $2.8 million to $.6 million in fiscal 1995 from $3.4 million in fiscal 1994. The decrease is due to the restructuring and receipt of the preferred dividends owed to the Company by Blackstar during fiscal 1994. On November 5, 1993, the Company amended the shareholders' agreement with Blackstar's other shareholders. Under the terms of the amended shareholders' agreement, Blackstar and the Company reduced the cumulative preferred dividend rate from 14% to 9.25% retroactive to April 20, 1988. The Company received $1.0 million in cash of the total dividends in arrears amount of approximately $2.8 million as of November 5, 1993. Additional scheduled dividend payments of $.5 million and $.4 million were made on April 4, 1994 and July 1, 1994, respectively. In addition, on August 10, 1994, Blackstar made a final dividend in arrears payment of $1.5 million to the Company which brought Blackstar current on all dividends as of that date. On March 31, 1995, the Company received the annual preferred dividend of $.5 million.

INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR INCOME TAXES

     During fiscal 1994, the Company adopted Statement 109 and reported the cumulative effect of the change in the method of accounting for income taxes in the Consolidated Statement of Operations. The cumulative effect of the accounting change resulted in a charge of approximately $3.0 million. Prior years' financial statements were not restated.

     The Company's effective tax rate is higher than the statutory rate of 34% due primarily to the amortization of goodwill and other acquired intangibles, certain non-deductible executive compensation and a deduction for certain dividends received. In addition, states require separate company tax filings which causes state income taxes to be disproportionate with consolidated earnings.

SEASONALITY

     The Company believes that seasonality does impact its retailing segment but not to the same extent it impacts the retail industry in general.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $12.0 million for the year ended December 31, 1996. In addition, in connection with the Mergers, the Company acquired cash of $52.7 million. These cash proceeds were used principally to repay outstanding borrowings of $39.7 million under the Company's senior term loans (the "Facility"). Net earnings adjusted for non-cash items totaled $13.2 million for the year ended December 31, 1996. The decrease in working capital of $32.0 million for the year ended December 31, 1996 is primarily the result of the Mergers and the purchase accounting adjustments recorded in connection therewith.

     Accounts and notes receivable at December 31, 1996 included "FlexPay" accounts receivable totaling $20.3 million. It is expected that the Company's financing of "FlexPay" accounts receivable will not have a significant impact on its liquidity position.

     The inventory balance is net of a carrying adjustment of $27.9 million at December 31, 1996, which is primarily related to product which is inconsistent with Home Shopping's new sales and merchandising philosophy.

     Capital expenditures were $1.1 million for the year ended December 31, 1996. Home Shopping has initiated a plan to improve and expand the capabilities of its computer systems and accordingly, capital expenditures in 1997 are expected to range from $25.0 to $30.0 million. When completed, Home Shopping expects to achieve savings in its call center and fulfillment operations.

     The Company is considering the orderly disaffiliation of the SKTV Stations and the development and broadcasting of independent programming. In the event of disaffiliation, substantial capital expenditures would be required to develop SKTV programming. SKTV expects these capital expenditures, combined with capital expenditures for SF Broadcasting, to range from $15.0 to $20.0 million for 1997.

     Home Shopping has a $150.0 million revolving credit facility (the "Home Shopping Facility") with a $25.0 million sub-limit for import letters of credit. The Home Shopping Facility expires on August 2, 1999, and is secured by the stock of HSC and HSN Realty, Inc. There were no outstanding borrowings under the Home Shopping Facility as of December 31, 1996, and $138.0 million was available for borrowing after taking into account outstanding letters of credit. As of March 28, 1997, there were no outstanding borrowings under the Home Shopping Facility. The Company anticipates that it will use its borrowing capacity under the Home Shopping Facility or its replacement for working capital requirements, capital expenditures and general corporate purposes.

     As a result of the Mergers, the Company is renegotiating the Facility and the Home Shopping Facility and believes that it will obtain financing at a higher borrowing level with terms similar to those which currently exist.

     On April 26, 1996, an entity in which the Company holds a 49% nonvoting common stock interest acquired KPST-TV, Vallejo, California which serves the San Francisco market. SKC Investments, Inc., a subsidiary of the Company, loaned the purchasing entity $7.9 million to finance the acquisition.

     On May 8, 1996, the Company received a prepayment of approximately $1.6 million in full satisfaction of the note receivable from Roberts. The Company still retains a 45% nonvoting convertible common stock interest in Roberts. In addition, during the year ended December 31, 1996, collections from other notes receivable were $2.5 million.

     As discussed in Note F to the Consolidated Financial Statements included herein, on October 10, 1996, Home Shopping entered into a binding Memorandum of Understanding to purchase a 29% equity interest in HOT and its general partner for $15.0 million (the "HOT Interest"). The Company has paid $5.0 million for the HOT Interest and has recorded a $10.0 million subscription payable; $5.0 million is expected to be paid in each of April 1997 and September 1997.

     In addition, on November 14, 1996, Home Shopping and JPC formed Shop Channel for the primary purpose of broadcasting televised shopping in Japan. Home Shopping paid $1.8 million for its 30% interest in Shop Channel. The remaining 70% interest is held by JPC.

     The Company has certain ongoing funding obligations as discussed in Note K in the Consolidated Financial Statements included herein.

     During 1997, management expects to pay cable distribution fees of $35.0 to $40.0 million, relating to new and current contracts with cable system operators to carry Home Shopping's programming.

     During 1996, the Company received cash proceeds of $1.2 million from the exercise of .1 million options to purchase HSNi Common Stock.

     In management's opinion, available cash, internally generated funds and the Home Shopping Facility or its replacement will provide sufficient capital resources to meet the Company's foreseeable needs.

     During 1996, the Company did not pay any cash dividends, and none are permitted under the Company's existing and pending credit facilities.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
HSN, Inc.

     We have audited the accompanying consolidated balance sheet of HSN, Inc. and subsidiaries (formerly Silver King Communications, Inc.) as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSN, Inc. and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

New York, New York
February 26, 1997

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
HSN, Inc.

We have audited the accompanying consolidated balance sheet of HSN, Inc. (formerly Silver King Communications, Inc.) and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period September 1, 1995 through December 31, 1995 and for each of the two years in the period ended August 31, 1995. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HSN, Inc. and subsidiaries at December 31, 1995 and the results of their operations and their cash flows for the period September 1, 1995 through December 31, 1995 and for each of the two years in the period ended August 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note B-8 to the consolidated financial statements, HSN, Inc. and subsidiaries changed their method of accounting for income taxes effective September 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.

DELOITTE & TOUCHE LLP

Tampa, Florida
July 2, 1996

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           HSN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------
                                                              FOUR MONTHS
                                               YEAR ENDED        ENDED        YEARS ENDED AUGUST 31,
                                              DECEMBER 31,    DECEMBER 31,    ----------------------
                                                  1996            1995          1995         1994
----------------------------------------------------------------------------------------------------
                                                      (In thousands, except per share data)
NET REVENUES
  Broadcasting ($41,128 from a related party
     in 1994)...............................    $ 43,359        $15,061        $ 44,563     $ 42,682
  Home Shopping.............................      30,588             --              --           --
  Other.....................................       1,225            919           3,355        3,881
                                                --------        -------        --------     --------
          Total net revenues................      75,172         15,980          47,918       46,563
                                                --------        -------        --------     --------
Operating costs and expenses:
  Cost of sales.............................      20,974            193             614          938
  General and administrative................      28,254          9,163          24,394       21,309
  Depreciation and amortization.............      15,486          4,701          14,674       15,000
  Selling and marketing.....................       4,951             --              --           --
  Engineering and programming...............       1,812             --              --           --
  Other.....................................          83          2,603              --        1,205
                                                --------        -------        --------     --------
          Total operating expenses..........      71,560         16,660          39,682       38,452
                                                --------        -------        --------     --------
          Operating profit (loss)...........       3,612           (680)          8,236        8,111
Other income (expense):
  Interest expense ($11,456 to a related
     party in 1994).........................     (11,841)        (3,463)        (10,963)     (12,178)
  Interest income...........................       3,238            888           3,410        1,321
  Miscellaneous.............................          44             --             570        3,352
                                                --------        -------        --------     --------
                                                  (8,559)        (2,575)         (6,983)      (7,505)
                                                --------        -------        --------     --------
Earnings (loss) before income taxes,
  minority interest and cumulative effect of
  change in accounting principle............      (4,947)        (3,255)          1,253          606
Income tax (expense) benefit................      (1,872)           373          (1,138)      (1,505)
Minority interest...........................         280             --              --           --
                                                --------        -------        --------     --------
Earnings (loss) before cumulative effect of
  change in accounting principle............      (6,539)        (2,882)            115         (899)
Cumulative effect of change in accounting
  principle for income taxes................          --             --              --       (2,979)
                                                --------        -------        --------     --------
NET EARNINGS (LOSS).........................    $ (6,539)       $(2,882)       $    115     $ (3,878)
                                                ========        =======        ========     ========
Earnings (loss) per common share:
  Earnings (loss) before cumulative effect
     of change in accounting principle......    $   (.61)       $  (.31)       $    .01     $   (.10)
  Cumulative effect of change in accounting
     principle..............................          --             --              --         (.34)
                                                --------        -------        --------     --------
  Net earnings (loss) per common share......    $   (.61)       $  (.31)       $    .01     $   (.44)
                                                ========        =======        ========     ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           HSN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996           1995
--------------------------------------------------------------------------------------

                                                                   (In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $   42,606      $ 19,140
Accounts and notes receivable (net of an allowance for
  doubtful accounts of $2,679 and $68, respectively)........      56,832         4,237
Inventories, net............................................     100,527            --
Deferred income taxes.......................................      40,842         1,797
Other current assets, net...................................       7,791         1,199
                                                              ----------      --------
          Total current assets..............................     248,598        26,373
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................      95,472        76,033
Buildings and leasehold improvements........................      63,739        19,520
Furniture and other equipment...............................      20,414         2,991
                                                              ----------      --------
                                                                 179,625        98,544
          Less accumulated depreciation and amortization....      73,959        72,851
                                                              ----------      --------
                                                                 105,666        25,693
Land........................................................      14,944         3,334
Construction in progress....................................       1,365           244
                                                              ----------      --------
                                                                 121,975        29,271
OTHER ASSETS
Intangible assets, net......................................   1,545,947        59,984
Cable distribution fees, net ($40,892 to related parties)...     113,594            --
Long-term investments ($5,581 in related parties at December
  31, 1996).................................................      30,121         5,135
Notes receivable, net of current portion ($1,639 from
  related parties at December 31, 1996).....................      17,741        12,188
Deferred income taxes.......................................       1,926            --
Deferred charges and other, net.............................      36,330         3,719
                                                              ----------      --------
                                                               1,745,659        81,026
                                                              ----------      --------
                                                              $2,116,232      $136,670
                                                              ==========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           HSN, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------------
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996           1995
--------------------------------------------------------------------------------------

                                                                   (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   42,906      $ 12,456
Accounts payable............................................      95,421            --
Programming fees ($9,051 to related parties)................      40,717            --
Other accrued liabilities...................................      93,998         6,364
                                                              ----------      --------
          Total current liabilities.........................     273,042        18,820
LONG-TERM OBLIGATIONS (net of current maturities)...........     271,430        95,980
DEFERRED INCOME TAXES.......................................          --        14,399
OTHER LONG-TERM LIABILITIES, net............................      56,875            --
MINORITY INTEREST...........................................     356,136            --
COMMITMENTS AND CONTINGENCIES...............................          --            --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 15,000,000
  shares; no shares issued and outstanding at December 31,
  1996 and 1995.............................................          --            --
Common stock -- $.01 par value; authorized 150,000,000
  shares; issued and outstanding 35,992,903 and 6,996,332
  shares at December 31, 1996 and 1995, respectively........         360            70
Class B -- convertible common stock -- $.01 par value;
  authorized, 30,000,000 shares; issued and outstanding,
  10,225,056 shares at December 31, 1996; and 2,415,945
  shares authorized, issued and outstanding at December 31,
  1995......................................................         102            24
Additional paid-in capital..................................   1,285,277       126,119
Accumulated deficit.........................................    (116,662)     (110,123)
Unearned compensation.......................................      (5,330)       (3,621)
Note receivable from key executive for common stock
  issuance..................................................      (4,998)       (4,998)
                                                              ----------      --------
                                                               1,158,749         7,471
                                                              ----------      --------
                                                              $2,116,232      $136,670
                                                              ==========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           HSN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------
                                                                                                          NOTE
                                                                                                       RECEIVABLE
                                                                                                        FROM KEY
                                                                                                       EXECUTIVE
                                                CLASS B                                                   FOR
                                              CONVERTIBLE   ADDITIONAL                                   COMMON
                                   COMMON       COMMON       PAID-IN     ACCUMULATED      UNEARNED       STOCK
                                    STOCK        STOCK       CAPITAL       DEFICIT      COMPENSATION    ISSUANCE      TOTAL
------------------------------------------------------------------------------------------------------------------------------
                                                                         (In thousands)
BALANCE AT AUGUST 31, 1993......    $ 64         $ 24       $  109,786    $(103,478)      $    --       $    --     $    6,396
Issuance of common stock upon
  exercise of stock options.....       1           --               95           --            --            --             96
Net loss for the year ended
  August 31, 1994...............      --           --               --       (3,878)           --            --         (3,878)
                                    ----         ----       ----------    ---------       -------       -------     ----------
BALANCE AT AUGUST 31, 1994......      65           24          109,881     (107,356)           --            --          2,614
Issuance of common stock upon
  exercise of stock options.....      --           --              180           --            --            --            180
Unearned compensation related to
  grant of stock options to key
  executive.....................      --           --            3,973           --        (3,973)           --             --
Amortization of unearned
  compensation related to grant
  of stock options to key
  executive.....................      --           --               --           --            20            --             20
Income tax benefit related to
  stock options exercised.......      --           --              421           --            --            --            421
Issuance of common stock to key
  executive.....................       4           --            9,996           --            --        (4,998)         5,002
Value of common stock in excess
  of key executive's purchase
  price.........................      --           --              926           --            --            --            926
Net earnings for year ended
  August 31, 1995...............      --           --               --          115            --            --            115
                                    ----         ----       ----------    ---------       -------       -------     ----------
BALANCE AT AUGUST 31, 1995......      69           24          125,377     (107,241)       (3,953)       (4,998)         9,278
Issuance of common stock upon
  exercise of stock options.....       1           --              187           --            --            --            188
Amortization of unearned
  compensation related to grant
  of stock options to key
  executive.....................      --           --               --           --           332            --            332
Income tax benefit related to
  stock options exercised.......      --           --              555           --            --            --            555
Net loss for the four month
  period ended December 31,
  1995..........................      --           --               --       (2,882)           --            --         (2,882)
                                    ----         ----       ----------    ---------       -------       -------     ----------
BALANCE AT DECEMBER 31, 1995....      70           24          126,119     (110,123)       (3,621)       (4,998)         7,471
Issuance of common stock upon
  exercise of stock options.....       1           --            1,155           --            --            --          1,156
Amortization of unearned
  compensation related to grant
  of stock options to key
  executive.....................      --           --               --           --         1,028            --          1,028
Income tax benefit related to
  stock options exercised.......      --           --              841           --            --            --            841
Issuance of common stock related
  to the Home Shopping merger...     247           78        1,044,487           --            --            --      1,044,812
Issuance of common stock related
  to the Savoy merger...........      42           --          112,675           --            --            --        112,717
Unearned compensation related to
  employee equity participation
  plan..........................      --           --               --           --        (2,737)           --         (2,737)
Net loss for year ended December
  31, 1996......................      --           --               --       (6,539)           --            --         (6,539)
                                    ----         ----       ----------    ---------       -------       -------     ----------
BALANCE AT DECEMBER 31, 1996....    $360         $102       $1,285,277    $(116,662)      $(5,330)      $(4,998)    $1,158,749
                                    ====         ====       ==========    =========       =======       =======     ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           HSN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------
                                                                             FOUR MONTHS        YEARS ENDED
                                                               YEAR ENDED       ENDED           AUGUST 31,
                                                              DECEMBER 31,   DECEMBER 31,   -------------------
                                                                  1996           1995        1995       1994
---------------------------------------------------------------------------------------------------------------
                                                                               (In thousands)
Cash flows from operating activities:
  Net earnings (loss).......................................    $ (6,539)      $(2,882)     $   115   $  (3,878)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................      18,672         4,701       14,674      15,000
    Non-cash interest expense...............................          --           288          820          --
    Deferred income taxes...................................         418          (710)         219       3,845
    Amortization of unearned compensation...................       1,028           332           20          --
    Inventory carrying adjustment...........................        (420)           --           --          --
    Equity in losses of unconsolidated affiliates...........         367            --           --          --
    Minority interest.......................................        (280)           --           --          --
    (Gain) loss on retirement or sale of fixed assets.......         (34)          603         (111)         99
    Provision for (recovery of) losses on accounts and notes
      receivable............................................          23            51          179        (163)
    Non-cash compensation to key executive..................          --            --          926          --
    Changes in current assets and liabilities:
      (Increase) decrease in accounts receivable............         511          (841)          (2)        350
      Decrease in inventories...............................       9,949            --           --          --
      (Increase) decrease in other current assets...........       1,332          (229)        (397)         15
      Decrease in accounts payable..........................     (11,910)           --           --          --
      Increase (decrease) in accrued liabilities............      (1,149)        1,269          999        (106)
                                                                --------       -------      -------   ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES...........      11,968         2,582       17,442      15,162
                                                                --------       -------      -------   ---------
Cash flows from investing activities:
  Investments in long-term notes receivable.................      (8,369)         (653)      (2,855)     (2,300)
  Proceeds from long-term notes receivable..................       4,086           999        2,868       3,280
  Proceeds from sale of fixed assets........................       2,345            66          254          34
  Capital expenditures......................................      (1,143)         (163)      (1,703)     (1,922)
  (Increase) decrease in other non-current assets...........       2,089            --         (260)        (74)
  Payment of merger costs...................................      (1,630)           --           --          --
                                                                --------       -------      -------   ---------
        NET CASH PROVIDED BY (USED IN) INVESTING
          ACTIVITIES........................................      (2,622)          249       (1,696)       (982)
                                                                --------       -------      -------   ---------
Cash flows from financing activities:
  Principal payments of long-term obligations...............     (39,763)       (6,089)     (10,475)   (132,909)
  Proceeds from issuance of common stock....................       1,156           188        5,182          96
  Payment of capitalized bank fees..........................          --            --         (283)     (4,184)
  Proceeds from debt refinancing............................          --            --           --     125,000
  Cash acquired in merger...................................      52,727            --           --          --
                                                                --------       -------      -------   ---------
        NET CASH PROVIDED BY (USED IN) FINANCING
          ACTIVITIES........................................      14,120        (5,901)      (5,576)    (11,997)
                                                                --------       -------      -------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      23,466        (3,070)      10,170       2,183
Cash and cash equivalents at beginning of period............      19,140        22,210       12,040       9,857
                                                                --------       -------      -------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $ 42,606       $19,140      $22,210   $  12,040
                                                                ========       =======      =======   =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           HSN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ORGANIZATION

     HSN, Inc., formerly Silver King Communications, Inc., (the "Company" or "HSNi") is a holding company, the subsidiaries of which conduct the day-to-day operations of the Company's various business activities. The Company's principal business operations include electronic retailing and television broadcasting. The consolidated financial statements include the operations of Savoy Pictures Entertainment, Inc. and subsidiaries ("Savoy") and the operations of Home Shopping Network, Inc. and subsidiaries ("Home Shopping") from the date of their acquisitions (collectively, the "Mergers") on December 19, 1996 and December 20, 1996, respectively, as discussed in Note C.

     On October 25, 1995, the Company elected to change its annual reporting period from a year ending August 31 to a year ending December 31, effective January 1, 1996. All subsidiaries of the Company are on a calendar year basis, except for SF Broadcasting of Wisconsin, Inc. and SF Multistations, Inc. and Subsidiaries (collectively known as "SF Broadcasting") which are on a 52/53 week fiscal year ending the last Sunday in December.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all wholly-owned and majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     Investments in which the Company owns a 20%, but not in excess of 50%, interest and where it can exercise significant influence over the operations of the investee, are accounted for using the equity method. All other investments are accounted for using the cost method. The Company periodically evaluates the recoverability of investments recorded under the cost method and recognizes losses if a decline in value is determined to be other than temporary.

2. REVENUES

     Revenues from Home Shopping primarily consist of merchandise sales and are reduced by incentive discounts and sales returns to arrive at net sales. Revenues are recorded for credit card sales upon transaction authorization, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. Home Shopping's sales policy allows merchandise to be returned at the customer's discretion, generally up to 30 days. Allowances for returned merchandise and other adjustments are provided based upon past experience.

     Prior to December 20, 1996, television broadcasting revenue was principally derived from the broadcasting of Home Shopping programming. The Company was compensated by Home Shopping based on an applicable hourly affiliation rate per station and, upon reaching certain sales levels, commissions on net sales. Revenue was recognized as services were provided or when additional commissions were earned. Subsequent to the Mergers, as discussed in Note C, intercompany revenues and expenses are eliminated in consolidation.

     Broadcast advertising revenues are recognized in the period the services are provided.

3. CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of U.S. Treasury Securities, auction preferred shares, U.S. Government agencies and certificates of deposit with original maturities of less than 91 days.

                           HSN, INC. AND SUBSIDIARIES

4. SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes certain costs associated with the internal development of software for use in its primary business.

5. INVENTORIES, NET

     Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Inventories are presented net of an inventory carrying adjustment of $27.9 million at December 31, 1996.

6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

     Depreciation and amortization is provided for on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

---------------------------------------------------------------------------------
                                                                 DEPRECIATION/
ASSET CATEGORY                                                AMORTIZATION PERIOD
---------------------------------------------------------------------------------
Computer and broadcast equipment............................        3 to 13 Years
Buildings and building improvements.........................       30 to 40 Years
Leasehold improvements......................................        4 to 20 Years
Furniture and other equipment...............................        3 to 10 Years

     Depreciation and amortization expense on property, plant and equipment was $4.3 million, $1.6 million, $5.3 million and $5.3 million for the year ended December 31, 1996, the four months ended December 31, 1995 and the years ended August 31, 1995 and 1994, respectively.

     For income tax purposes, certain assets are depreciated using allowable accelerated methods, which result in different depreciation amounts than would be calculated for financial statement purposes. At least annually, and more often if circumstances dictate, the Company evaluates the recoverability of net carrying value of its property, plant and equipment on a consolidated basis. As part of this evaluation, the fair value of the property, plant and equipment is estimated (in some cases with the assistance of outside real estate consultants) based on discounted cash flows. The fair value is compared to the carrying amount in the financial statements. A deficiency in fair value relative to carrying amount is an indication of the need for a write-down due to impairment. If the total of these future undiscounted cash flows were less than the carrying amount of the property, plant and equipment, the asset would be written-down to its fair value, and a loss on impairment recognized by a charge to earnings. The Company's accounting policy complies with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of."

7. INTANGIBLE ASSETS

     The Company periodically analyzes the value of its intangible assets, including cable distribution fees and deferred and other charges, to determine if an impairment has occurred. The Company measures the potential impairment based on the undiscounted value of expected future operating cash flows of the assets. Based on its analysis, the Company does not believe that an impairment of these assets has occurred.

                           HSN, INC. AND SUBSIDIARIES

8. INCOME TAXES

     Under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     During fiscal 1994, the Company adopted Statement 109 and reported the cumulative effect of a change in method of accounting for income taxes. The cumulative effect of an accounting change resulted in a charge of $3.0 million. Prior years' financial statements were not restated. Prior to the implementation of Statement 109, the Company accounted for income taxes using Accounting Principles Board Opinion ("APB") 11.

9. EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per share is based on net earnings (loss) divided by the weighted average number of common shares outstanding giving effect to stock options, warrants and convertible debt, when dilutive. Fully diluted earnings per share is not materially different from primary earnings per share in any period presented.

     The weighted average number of common shares outstanding was 10,785,743 for the year ended December 31, 1996, 9,394,696 for the four months ended December 31, 1995, and 9,144,772 and 8,881,380 for the years ended August 31, 1995 and
1994, respectively.

10. STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation in accordance with APB 25, "Accounting for Stock Issued to Employees", and in cases where exercise prices equal or exceed fair market value, recognizes no compensation expense for the stock option grants. In cases where exercise prices are less than fair value, compensation is recognized over the period of performance or the vesting period.

     The Company is subject to the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting and Disclosure of Stock-Based Compensation" ("Statement 123"), which encourages, but does not require, companies to recognize stock awards based on their fair value at the date of grant. Unaudited pro forma financial information, assuming that the Company had adopted the measurement standards of Statement 123, is included in Note O.

11. MINORITY INTEREST

     Minority interest in the Company's consolidated balance sheet represents Liberty HSN, Inc.'s ("Liberty HSN") 19.9% ownership in Home Shopping and Fox Television Stations, Inc.'s ("Fox") 50% non-voting ownership interest in SF Broadcasting which is consolidated as a result of voting and management control.

12. ACCOUNTING ESTIMATES

     Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net income during any period. Actual results could differ from those estimates.

                           HSN, INC. AND SUBSIDIARIES

     Significant estimates underlying the accompanying consolidated financial statements and notes include the inventory carrying adjustment, sales return accrual, allowance for doubtful accounts, recoverability of intangibles and other long lived assets, and various other operating allowances and accruals.

13. RECLASSIFICATIONS

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 1996 presentation.

NOTE C -- MERGERS AND PRO FORMA RESULTS

SAVOY MERGER

     On August 13, 1996, HSNi entered into an amendment to the Agreement and Plan of Merger, dated as of November 27, 1995, between HSNi and Savoy, pursuant to which Savoy would become a wholly-owned subsidiary of HSNi (the "Savoy Merger"). Each outstanding share of Savoy common stock was converted into the right to receive .14 of a share of common stock of the Company ("HSNi Common Stock") and each outstanding option or warrant to acquire a conversion right to receive Savoy common stock was assumed by the Company at the .14 conversion ratio. On December 19, 1996, HSNi consummated the Savoy Merger by issuing 4,205,870 shares of HSNi Common Stock in exchange for all the then outstanding Savoy common stock. One thousand shares of Savoy non-voting preferred stock were not exchanged in the Savoy Merger and remain outstanding.

HOME SHOPPING MERGER

     On August 25, 1996, the Company entered into an Agreement and Plan of Exchange and Merger (the "Home Shopping Merger Agreement") with Home Shopping, a newly-formed subsidiary of the Company ("Merger Sub") and Liberty HSN. On December 20, 1996, pursuant to the Home Shopping Merger Agreement, Merger Sub was merged with and into Home Shopping (the "Home Shopping Merger") and Home Shopping became a subsidiary of the Company. Pursuant to the Home Shopping Merger, each share of Home Shopping common stock ("Home Shopping Common Stock") issued and outstanding immediately prior to the Home Shopping Merger (except for certain shares which were cancelled) was converted into the right to receive .45 of a share (the "Common Conversion Ratio") of HSNi Common Stock, and each share of Home Shopping Class B common stock ("Home Shopping Class B Common Stock") issued and outstanding immediately prior to the Home Shopping Merger (all of which shares, except for certain shares which were cancelled in the Home Shopping Merger, were beneficially owned by Liberty HSN) was converted into the right to receive .54 of a share (the "Class B Conversion Ratio") of the Company's Class B common stock ("HSNi Class B Common Stock" and, together with HSNi Common Stock, the "HSNi Securities"). A portion of the shares of HSNi Class B Common Stock (2,591,752 shares) issuable to Liberty HSN were not issued at the time of the Home Shopping Merger but are instead represented by the Company's contractual obligation to issue to Liberty HSN such shares upon the occurrence of certain events (such contractual rights, the "Contingent Rights" and such underlying shares, the "Contingent Rights Shares"). These events relate primarily to regulatory limitations under rules and regulations of the Federal Communications Commission ("FCC") regarding the permitted ownership interest of Liberty Media Corporation ("Liberty") in the Company. Additionally, in the Home Shopping Merger each outstanding option to acquire or conversion right to receive Home Shopping Common Stock was assumed by the Company and converted into an option to acquire or a conversion right to receive HSNi Common Stock at a conversion rate equal to the Common Conversion Ratio.

     Liberty HSN is an indirect, wholly-owned subsidiary of Liberty, which, in turn, is a wholly-owned subsidiary of Tele-Communications, Inc. ("TCI"). Prior to the Home Shopping Merger, TCI, through Liberty and Liberty HSN, maintained voting control over Home Shopping. Immediately prior to the Home

                           HSN, INC. AND SUBSIDIARIES

Shopping Merger, Liberty HSN exchanged all of its 17,566,712 shares of Home Shopping Common Stock and 739,141 shares of Home Shopping Class B Common Stock, for an equal number of shares of common stock and Class B common stock, respectively, of Merger Sub. As a result of the Home Shopping Merger, Liberty HSN's shares of common stock and Class B common stock of Merger Sub were converted into shares of Home Shopping Common Stock and Home Shopping Class B Common Stock, respectively. Home Shopping was the surviving corporation in the Home Shopping Merger.

     Upon consummation of the Home Shopping Merger, and because the Home Shopping Class B Common Stock is entitled to ten votes per share on matters on which both classes of common stock vote together as a single class, the Company owned 80.1% of the equity and 90.8% of the voting power of Home Shopping, and Liberty HSN owned 19.9% of the equity and 9.2% of the voting power of Home Shopping.

     After the Home Shopping Merger, pursuant to an exchange agreement, dated as of December 20, 1996, between the Company and Liberty HSN (the "Exchange Agreement"), at such time from time to time as Liberty HSN or its permitted transferee may be allowed under applicable FCC regulations to hold additional shares of the Company's stock, Liberty HSN or its permitted transferees will exchange its Home Shopping Common Stock and its Home Shopping Class B Common Stock for shares of HSNi Common Stock and HSNi Class B Common Stock, respectively, at the applicable conversion ratio. Liberty HSN, however, is obligated to effect such exchange only after all of the Contingent Rights Shares have been issued, subject to certain conditions. Upon completion of such exchange, Home Shopping will become a wholly-owned subsidiary of the Company.

     Based on the number of shares of Home Shopping Common Stock and Home Shopping Class B Common Stock issued and outstanding immediately prior to the Home Shopping Merger, 24,665,651 shares of HSNi Common Stock and 7,809,111 shares of HSNi Class B Common Stock were issuable in the Home Shopping Merger to Home Shopping shareholders.

     Both the Savoy Merger and the Home Shopping Merger have been accounted for using the purchase method of accounting. The purchase price, including expenses, for the Savoy Merger and the Home Shopping Merger, which were $113.4 million and $1.2 billion, respectively, have been preliminarily allocated to the assets and liabilities of Savoy and Home Shopping based on their respective fair values at the dates of purchase. The fair value of the assets and liabilities acquired are summarized below, along with the excess of the purchase price, including expenses, over the fair value of net assets, which has been assigned to goodwill:

-----------------------------------------------------------------------------------------
                                                                SAVOY       HOME SHOPPING
-----------------------------------------------------------------------------------------
                                                                    (In thousands)
Current assets..............................................  $   36,000     $  192,000
Non-current assets..........................................      65,800        258,000
Goodwill and broadcast licenses.............................     306,000      1,186,000
Current liabilities.........................................      64,000        192,000
Non-current liabilities.....................................     230,400        223,000

     The operations of Savoy and Home Shopping have been included in the operations of the Company since the respective dates of their acquisition. The following unaudited pro forma condensed consolidated financial information gives effect to the Savoy Merger and the Home Shopping Merger as if each had occurred as of January 1, 1995. The pro forma results include certain adjustments, including increased amortization related to goodwill, the reduction of cable and broadcast fees for fair value adjustments related to purchase accounting and the elimination of intercompany revenues and expenses, and are not necessarily indicative of what the results would have been had the Mergers actually occurred as of January 1, 1995. The pro forma information includes the operations of Savoy's motion picture production and distribution business which generated losses of $145.0 million and $78.2 million in 1996 and 1995, respectively. Savoy ceased its motion picture production activities, and these losses are not expected to continue.

                           HSN, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------
                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                 1996              1995
------------------------------------------------------------------------------------------
                                                               (In thousands, except per
                                                                      share data)
Net revenues................................................  $1,135,191        $1,052,353
Net loss....................................................    (157,983)         (139,620)
Net loss per common share...................................       (3.24)            (2.89)

NOTE D -- INTANGIBLE ASSETS

     Intangible assets include the costs associated with the acquisition of the following assets which are amortized using the straight-line method over their estimated lives, generally 40 years.

-------------------------------------------------------------------------------------------------
                                                               DECEMBER 31,
                                                           --------------------      PERIOD OF
                                                              1996       1995      AMORTIZATION
-------------------------------------------------------------------------------------------------
                                                              (In thousands)
Intangible Assets:
  Goodwill...............................................  $1,193,322   $ 6,864    30 to 40 Years
  Broadcast licenses.....................................     350,118    46,287    30 to 40 Years
  Other..................................................       2,507     6,833     3 to 10 Years
                                                           ----------   -------
                                                           $1,545,947   $59,984
                                                           ==========   =======

     Goodwill at December 31, 1996 primarily relates to the Mergers, as discussed in Note C and is net of accumulated amortization of $4.1 million at December 31, 1996.

     Broadcast licenses represent the costs of acquiring FCC licenses related to broadcast operations and is net of accumulated amortization of $21.5 million as of December 31, 1996.

     Other intangibles are net of accumulated amortization of $72.3 million as of December 31, 1996.

     Intangible assets at December 31, 1995 include costs associated with the acquisition of certain assets included in the acquisitions of the 12 UHF television stations operated by the Company, certain broadcast licenses and other identifiable intangibles. Intangible assets are net of total accumulated amortization of $83.8 million as of December 31, 1995.

NOTE E -- CABLE DISTRIBUTION FEES

     In connection with the Home Shopping Merger on December 20, 1996, as discussed in Note C, assets related to upfront fees for long term cable contracts for carriage of Home Shopping's programming were recorded. These fees are amortized to expense on a straight line basis over the terms of the respective contracts, with original terms from 5 to 15 years. Amortization expense for cable distribution fees was not significant for the 11 days ending December 31, 1996.

NOTE F -- LONG-TERM INVESTMENTS

     Investments accounted for under the equity method include the following:

     On October 10, 1996, Home Shopping, Quelle Schickedanz AG & Co., Thomas Kirch and Dr. Georg Kofler entered into a binding Memorandum of Understanding in connection with their joint participation in Home Order Television GmbH & Co. KG ("HOT"), Germany's first television shopping network. Definitive documents were executed during January 1997. Home Shopping purchased a 29% equity interest in HOT and its general partner for $15.0 million (the "HOT Interest"). Home Shopping has paid $5.0 million for the HOT Interest and has recorded a $10.0 million subscription payable; $5.0 million is expected to be paid in

                           HSN, INC. AND SUBSIDIARIES
each of April 1997 and September 1997. The agreement contains restrictions and other provisions regarding transfers of equity interests in HOT.

     The Company's investment in HOT includes the unamortized excess goodwill of Home Shopping's investment over its equity in net assets. This goodwill amount was $10.3 million at December 31, 1996 and is being amortized on a straight-line basis over ten years.

     On November 14, 1996, Home Shopping and Jupiter Programming Co;. Ltd. ("JPC") formed Jupiter Shop Channel Co;. Ltd. ("Shop Channel") for the primary purpose of broadcasting televised shopping in Japan. Home Shopping paid $1.8 million for its 30% interest in Shop Channel. The remaining 70% interest is held by JPC.

     Through December 31, 1996, the Company's equity in losses of affiliates was $.4 million. The Company has certain ongoing funding obligations as discussed in Note K.

     Investments accounted for under the cost method include the following:

------------------------------------------------------------------------------
                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1995
------------------------------------------------------------------------------
                                                               (In thousands)
BODY BY JAKE ENTERPRISES LLC ("BBJ")
  20% interest purchased for $4,000,000.....................  $ 3,875   $   --
THE NATIONAL REGISTRY, INC. ("NRI")
  100,000 shares of Series A non-voting Preferred Stock,
     $.01 par value, with a liquidation preference of $100
     per share..............................................   10,000       --
BLACKSTAR COMMUNICATIONS, INC. ("BLACKSTAR")
  1,000 shares of Preferred Stock $5,000 per share,
     non-voting, 9.25% per annum cumulative dividend........    5,000    5,000
  4,500 shares of Series 1 Class B non-voting Convertible
     Common Stock, $10 per share, convertible on a
     one-to-one basis to Series 2 voting Common Stock.......       45       45
ROBERTS BROADCASTING COMPANY ("ROBERTS")
  4,500 shares of Series 1 Class B non-voting Convertible
     Common Stock, $10 per share convertible on a one-to-one
     basis to Series 2 voting Common Stock..................       45       45
ROBERTS BROADCASTING COMPANY OF DENVER
  45 shares Series 1 Class B non-voting Convertible Common
     Stock, $10 per share; convertible on a one-to-one basis
     to Series 2 voting Common Stock........................       --       --
URBAN BROADCASTING CORPORATION ("URBAN")
  4,500 shares of Series 1 Class B non-voting Convertible
     Common Stock, $10 per share, convertible on a
     one-to-one basis to Series 2 voting Common Stock.......       45       45
OTHER.......................................................        5       --
                                                              -------   ------
                                                              $19,015   $5,135
                                                              =======   ======

     In addition to the investment in BBJ, Home Shopping entered into a long-term marketing agreement with BBJ to provide for the sale and promotion of merchandise. The Company has the option to convert the NRI investment into 6,336,154 shares of NRI common stock; however, conversion is automatic in the event cumulative gross revenues for NRI reach $15.0 million.

     The Company has the option to convert the Blackstar, Roberts and Urban non-voting common stock interests into voting common stock investments. The Company does not currently intend to convert these interests because conversion would be in violation of FCC rules and regulations. The Company has certain limited approval rights related to investee corporate actions.

                           HSN, INC. AND SUBSIDIARIES

     The Company has an option to purchase a 45% nonvoting common stock interest in Jovon Broadcasting Company, the licensee of Station WJYS(TV), Hammond, Indiana, serving the Chicago, Illinois television market. In a Memorandum Opinion and Order and Notice of Apparent Liability released June 14, 1996, the FCC ruled that, consistent with FCC regulations and policies, the Company may exercise that portion of the option which will provide it with a 33% non-voting common stock interest in Station WJYS(TV). SKTV has a loan agreement with the station licensee and the FCC also required that certain aspects of the loan documents between the licensee of WJYS(TV) and SKTV be reformed. The licensee of WJYS(TV) has filed a petition with the FCC requesting clarification as to whether the agency intended to rewrite the option to permit a partial exercise and arguing that if it did so intend, the FCC lacked the authority to do so. The Company has opposed that petition.

NOTE G -- NOTES RECEIVABLE

     The Company has notes receivable as follows:

-------------------------------------------------------------------------------
                                                                DECEMBER 31,
                                                              -----------------
                                                               1996      1995
-------------------------------------------------------------------------------
                                                               (In thousands)
ROBERTS BROADCASTING COMPANY
  Note receivable, interest at 12.8%, principal and interest payments of $69,055 due monthly and maturing March
     1998...................................................  $    --   $ 1,613
ROBERTS BROADCASTING COMPANY OF DENVER
  Note receivable, interest at 11.5%, principal and interest payments of $64,330 due monthly, commencing during
     fiscal year 1996.......................................    3,492     3,700
URBAN BROADCASTING CORPORATION
  Note receivable, interest at 11.5%, principal and interest payments of $182,558 due monthly and maturing October
     2000...................................................    6,765     8,094
JOVON BROADCASTING CORPORATION
  Note receivable, interest at 12.8%, principal and interest payments of $65,100 due monthly and maturing May
     1998...................................................    1,007     1,616
VALLEJO CALIFORNIA, INC.
  Note receivable, interest at 11.5%, principal and interest payments of $150,000 due monthly and maturing July
     2003...................................................    8,306        --
RELATED PARTY NOTE
  Note receivable, interest at 5.0%, interest payable
     monthly, principal due one year following termination
     of the Vice Chairman's employment......................    1,000        --
OTHER (from related party)..................................      832        --
                                                              -------   -------
                                                               21,402    15,023
  Less current portion of notes receivable..................    3,661     2,835
                                                              -------   -------
                                                              $17,741   $12,188
                                                              =======   =======

     Certain notes receivable are collateralized by stock pledges and security interests in all of the tangible and intangible assets in the investee companies to the full extent permitted by law. The loan made to the Vice Chairman is for the purchase or renovation of a residence and is secured by a mortgage on that property.

                           HSN, INC. AND SUBSIDIARIES

NOTE H -- DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets primarily consist of the film library and broadcast rights acquired in connection with the acquisition of Savoy; satellite and other deposits acquired in connection with the acquisition of Home Shopping; and deferred financing costs. Deferred charges and other assets are net of accumulated amortization of $4.3 million and $1.2 million as of December 31, 1996 and December 31, 1995, respectively.

NOTE I -- LONG-TERM OBLIGATIONS

----------------------------------------------------------------------------------
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
----------------------------------------------------------------------------------
                                                                 (In thousands)
Secured Senior Term Loan -- Tranche A (the "Tranche A
  Loan"); payable in quarterly installments and maturing
  July 31, 2000. The interest rate was 7.69% at December 31,
  1996. At the Company's option, the interest rate (the
  "Rate") is tied to the London Interbank Offered Rate
  ("LIBOR"), or the Alternate Base Rate ("ABR") (as
  defined), plus an applicable margin.......................  $ 34,704    $ 60,399
Secured Senior Term Loan -- Tranche B (the "Tranche B
  Loan"); payable in quarterly installments and maturing
  July 31, 2002. The Rate was 8.69% at December 31, 1996. At
  the Company's option, the Rate is tied to LIBOR, or the
  ABR, plus an applicable margin............................    33,968      48,037
Unsecured $100,000,000 5 7/8% Convertible Subordinated
  Debentures (the "Home Shopping Debentures") due March 1,
  2006 convertible into HSNi Common Stock at anytime after
  May 1, 1996, at a conversion price of $26.67 per share.
  The Debentures were sold March 1, 1996 with net proceeds
  received of $97,200,000...................................   107,007          --
Secured Broadcast Facility (the "Broadcast Facility");
  payable in 20 consecutive quarterly installments
  commencing on September 30, 1997, subject to mandatory
  prepayment out of excess SF Broadcasting cash flow (as
  defined). The interest rate was 8.3% at December 31, 1996.
  At the Company's option, Rate is tied to the ABR, or
  LIBOR, plus an applicable margin..........................    92,500          --
Secured $150,000,000 Revolving Credit Facility with a
  $25,000,000 sub-limit for import letters of credit,
  entered into on August 2, 1996, ("the Home Shopping
  Facility") which expires August 2, 1999. Borrowings can be used for general corporate purposes. At the Company's
  option, the Rate on borrowings is tied to the ABR or LIBOR plus an applicable margin. The interest rate on borrowings
  ranged from 6.31% to 8.25%................................        --          --
12% Convertible Senior Subordinated Note due February 28,
  1997, convertible into HSNi Common Stock at a conversion
  price of $92.86...........................................    12,500          --
Unsecured $37,782,000 7% Convertible Subordinated Debentures
  sold at a premium due July 1, 2003 ("Savoy Debentures")
  convertible into HSNi Common Stock at a conversion price
  of $132.86 per share......................................    32,331
Other long-term obligations.................................     1,326          --
                                                              --------    --------
Total long-term obligations.................................   314,336     108,436
Less current maturities.....................................    42,906      12,456
                                                              --------    --------
Long-term obligations, net of current maturities............  $271,430    $ 95,980
                                                              ========    ========

                           HSN, INC. AND SUBSIDIARIES

     In connection with the Mergers discussed in Note C, the Company made adjustments to reflect the fair value of the Home Shopping Debentures and the Savoy Debentures from their historical carrying values of $97.4 million and $38.9 million, respectively.

     On August 1, 1994, the Company consummated a senior secured credit facility in an aggregate principal amount of $140.0 million (the "Facility"). The Facility consists of the Tranche A and Tranche B loans, as described above and a Secured Senior $15.0 million Revolving Credit Facility (the "RCF"). The RCF is available for general corporate purposes. Borrowings under the RCF are on terms identical to those listed above for the Tranche A Loan. The RCF requires a commitment fee of 50 basis points per annum on the unused portion. Under the terms of the Facility, the Company is restricted from entering into certain corporate transactions such as the sale or issuance of debt and/or equity securities and the payment of dividends. Under certain conditions, the Company is required to fund prepayments in advance of scheduled principal payments.

     The Home Shopping Debentures are redeemable by the Company for cash at any time on or after March 1, 1998 at specified redemption prices, plus accrued interest, except that prior to March 1, 1999, the Home Shopping Debentures may not be redeemed unless the closing price of HSNi Common Stock equals or exceeds 140% of the conversion price per share, or $37.33 for a specified period of time. The Home Shopping Debentures are subordinated to all existing and future senior debt of the Company. In connection with the Home Shopping Merger, HSNi became a joint and several obligor with respect to the Home Shopping Debentures.

     The Broadcast Facility, which expires on June 30, 2002, is secured by substantially all assets of SF Broadcasting. Restrictions contained in the Broadcast Facility include, but are not limited to, limitations on additional indebtedness, payment of dividends and the maintenance of various financial covenants and ratios. Under certain limited circumstances, Savoy and Fox may be required to contribute additional capital to SF Broadcasting if certain covenants are not met. Savoy and Fox each made a capital contribution of $19.5 million in 1996 which was used to repay borrowings under the Broadcast Facility.

     The Home Shopping Facility, which expires on August 2, 1999, is secured by the stock of HSC and HSN Realty, Inc. At December 31, 1996, there were no outstanding borrowings under the Home Shopping Facility and $138.0 million was available for borrowing after taking into account outstanding letters of credit. The Company was in compliance with all covenants contained in the Home Shopping Facility as of December 31, 1996. Restrictions contained in the Home Shopping Facility include, but are not limited to, limitations on the encumbrance and disposition of assets and the maintenance of various financial covenants and ratios.

     Interest on the Savoy Debentures is payable semi-annually on January 1 and July 1. The Savoy Debentures are redeemable at the option of the Company at varying percentages of the principal amount each year, ranging from 105.25% to 100.75%, plus applicable interest. In connection with the Savoy Merger, HSNi became a joint and several obligor with respect to the Savoy Debentures.

     Aggregate contractual maturities of long-term obligations are as follows:

------------------------------------------------------------------------------
Years Ending
December 31,
------------------------------------------------------------------------------
                                                                (In thousands)
1997........................................................       $ 42,906
1998........................................................         24,270
1999........................................................         28,749
2000........................................................         24,338
2001........................................................         35,700
Thereafter..................................................        157,977
                                                                   --------
                                                                   $313,940
                                                                   ========

                           HSN, INC. AND SUBSIDIARIES

NOTE J -- INCOME TAXES

     A reconciliation of total income tax expense (benefit) to the amounts computed by applying the statutory federal income tax rate to earnings (loss) before income taxes is shown as follows:

-----------------------------------------------------------------------------------------------------
                                                                       FOUR MONTHS      YEARS ENDED
                                                         YEAR ENDED       ENDED         AUGUST 31,
                                                        DECEMBER 31,   DECEMBER 31,   ---------------
                                                            1996           1995        1995     1994
-----------------------------------------------------------------------------------------------------

                                                                       (In thousands)
Income tax expense (benefit) at the federal statutory
  rate of 34%.........................................    $(1,682)       $(1,107)     $  426   $  206
Amortization of goodwill and other intangibles........        548             61         192      188
Dividends received deduction..........................         --             --        (110)    (260)
State income taxes, net of effect of federal tax
  benefit.............................................        581             22         558      837
Non-deductible portion of executive compensation......      1,385            426         321       --
Increase (decrease) in valuation allowance for
  deferred tax assets.................................        966            264        (212)     491
Other, net............................................         74            (39)        (37)      43
                                                          -------        -------      ------   ------
Income tax expense (benefit)..........................    $ 1,872        $  (373)     $1,138   $1,505
                                                          =======        =======      ======   ======

     The components of income tax expense (benefit) are as follows:

-----------------------------------------------------------------------------------------------------
                                                                       FOUR MONTHS      YEARS ENDED
                                                         YEAR ENDED       ENDED         AUGUST 31,
                                                        DECEMBER 31,   DECEMBER 31,   ---------------
                                                            1996           1995        1995     1994
-----------------------------------------------------------------------------------------------------

                                                                       (In thousands)
Current income tax expense:
  Federal.............................................    $   602         $   104     $  110   $   --
  State...............................................        852             233        809      639
                                                          -------         -------     ------   ------
          Current income tax expense..................      1,454             337        919      639
                                                          -------         -------     ------   ------
Deferred income tax expense (benefit):
  Inventory costing...................................       (479)             --         --       --
  Provision for accrued liabilities...................        609            (691)        --       --
  Depreciation for financial statements in excess of
     tax..............................................       (276)           (201)      (608)    (344)
  Amortization of goodwill and other broadcast related
     intangibles......................................        (52)             (1)         3     (365)
  Net operating loss carryover........................     (1,561)           (412)       845       --
  Increase (decrease) in valuation allowance for
     deferred tax assets..............................      1,305             264       (212)     491
  Other, net..........................................        872             331        191    1,084
                                                          -------         -------     ------   ------
          Change in net deferred tax liability........        418            (710)       219      866
                                                          -------         -------     ------   ------
          Total income tax expense (benefit)..........    $ 1,872         $  (373)    $1,138   $1,505
                                                          =======         =======     ======   ======

                           HSN, INC. AND SUBSIDIARIES

     The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are presented below. The valuation allowance represents that portion of deferred tax assets recorded for net losses and basis differences on intangible assets for which it is more likely than not that the tax benefit will not be realized.

----------------------------------------------------------------------------------
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
----------------------------------------------------------------------------------
                                                                 (In thousands)
Current deferred tax assets:
  Net federal operating loss carryforward...................  $  85,929   $    719
  Inventory costing.........................................     30,102         --
  Provision for accrued expenses............................     11,310      1,171
  Amortization of broadcast related intangibles.............      8,767      7,900
  Other.....................................................     17,694         --
                                                              ---------   --------
          Total gross deferred tax assets...................    153,802      9,790
          Less valuation allowance..........................   (112,960)    (7,993)
                                                              ---------   --------
Current deferred tax assets after valuation allowance.......  $  40,842   $  1,797
                                                              =========   ========
Non-current deferred tax assets (liabilities):
  Broadcast and cable fee contracts.........................  $  17,010   $     --
  Depreciation for tax in excess of financial statements....     (8,704)    (3,596)
  Amortization of FCC licenses and broadcast related
     intangibles............................................    (17,734)   (10,038)
  Other.....................................................     13,095       (765)
                                                              ---------   --------
          Net deferred tax assets...........................      3,667    (14,399)
          Less valuation allowance..........................     (1,741)        --
                                                              ---------   --------
Non-current deferred tax assets (liabilities) after
  valuation allowance.......................................  $   1,926   $(14,399)
                                                              =========   ========

     The Company recognized income tax deductions related to the issuance of common stock pursuant to the exercise of stock options for which no compensation expense was recorded for accounting purposes. The related income tax benefit of $.9 million and $.6 million as of December 31, 1996 and 1995, respectively, was recorded as an increase to additional paid-in capital.

     At December 31, 1996 and 1995 the Company has net operating loss carryforwards ("NOL") for federal income tax purposes of $225.0 million and $1.8 million, respectively, which are available to offset future federal taxable income, if any, through 2011. Approximately $217.6 million of the NOL as of December 31, 1996, are pre-acquisition losses which are subject to certain tax loss limitations. Accordingly, the Company has established a valuation allowance for those pre-acquisition losses. Recognition of these tax benefits in the future periods would be applied as a reduction of goodwill related to the acquisition.

     Management believes the ultimate resolution of any tax audits for the open years, those years ending after August 31, 1989, will not have a significant impact on the Company's consolidated financial position or results of operations.

NOTE K -- COMMITMENTS AND CONTINGENCIES

     The Company leases satellite transponders, computers, warehouse and office space, as well as broadcast and production facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses.

                           HSN, INC. AND SUBSIDIARIES

     Future minimum payments under non-cancellable leases are as follows:

----------------------------------------------------------------------------
YEARS ENDING
DECEMBER 31,
----------------------------------------------------------------------------

                                                              (In thousands)
1997........................................................     $ 16,016
1998........................................................        9,539
1999........................................................        7,630
2000........................................................        7,165
2001........................................................        8,788
Thereafter..................................................       26,276
                                                                 --------
                                                                 $ 75,414
                                                                 ========

     Rent and lease expense charged to operations were $2.9 million, $.8 million, $2.7 million and $3.2 million for the year ended December 31, 1996, the four months ended December 31, 1995, and the years ended August 31, 1995 and 1994, respectively.

     In connection with the Home Shopping Merger, the Company assumed an obligation for a satellite transponder which is no longer in use by Home Shopping, but for which there is an obligation under a non-cancellable operating lease calling for monthly payments ranging from $140,000 to $150,000 through December 2006. The satellite transponder has been subleased, beginning December 1, 1996, for a term of ten years with an option to cancel after four years, for $165,000 monthly.

     In connection with the Home Shopping Merger, the Company has assumed an agreement for inbound 800 service usage with MCI Telecommunications Corporation ("MCI") ending in August 2000 which requires minimum annual payments of $9.6 million based on usage. If the Company terminates the agreement for reasons other than cause, payment of 50% of the aggregate of the minimum amounts for the remainder of the unexpired term will be due 30 days after the termination. Home Shopping's payments to MCI for such services during the years ended December 31, 1996 and 1995 exceeded the above mentioned minimum.

     In addition, in connection with the Home Shopping Merger, the Company has assumed an agreement with MCI covering equipment maintenance for a term from April 1996 through April 2001, requiring minimum annual payments of $2.7 million. Upon payment of $13.4 million under the terms of the contract, the Company is no longer required to pay any fees for these services. The Company receives a credit for any annual fees over $3.2 million. Management expects annual payments under this contract to exceed the minimum agreement.

     The Company is required to provide funding, from time to time, for operations of Shop Channel and HOT. Future contributions to Shop Channel, amounting to $8.7 million in the next two years, are based upon estimated shareholder contributions set forth in the initial business plan of the venture. Future contributions to HOT are limited as set forth in the agreement to $11.4 million over the term of the partnership. No payments were made under these funding requirements for the year ended December 31, 1996. The amounts shown above were translated from the respective foreign currency using conversion rates in effect at December 31, 1996.

     Mr. Barry Diller, the Chairman and Chief Executive Officer of the Company, was granted an equity and bonus arrangement pursuant to which he will receive a bonus payment of approximately $2.5 million on August 24, 1997, except that the bonus will be paid immediately upon a change in control of the Company or upon termination of Mr. Diller's employment either by the Company other than for cause or by Mr. Diller prior to the change of control with good reason.

                           HSN, INC. AND SUBSIDIARIES

NOTE L -- STOCKHOLDERS' EQUITY

DESCRIPTION OF COMMON STOCK AND CLASS B -- CONVERTIBLE COMMON STOCK

     Holders of HSNi Common Stock have the right to elect, and the holders of HSNi Class B Common Stock have no vote on, 25% of the entire Board of Directors, rounded upward to the nearest whole number of directors. As to the election of the remaining directors, the holders of HSNi Class B Common Stock are entitled to 10 votes for each HSNi Class B Common Stock share, and the holders of the HSNi Common Stock are entitled to one vote per share. There are no cumulative voting rights.

     The holders of both classes of the Company's common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. In the event of the liquidation, dissolution or winding up of the Company, the holders of both classes of common stock are entitled to share ratably in all assets of the Company remaining after provision for payment of liabilities. HSNi Class B Common Stock is convertible at the option of the holder into HSNi Common Stock on a share-for-share basis. Upon conversion, the HSNi Class B Common Stock will be retired and not subject to reissue.

     In February 1993, RMS Limited Partnership ("RMSLP"), the then controlling shareholder of the Company, and Liberty entered into an Option Agreement pursuant to which RMSLP granted an irrevocable assignable option (the "Option") to Liberty to purchase from RMSLP 2,000,000 shares of HSNi Class B Common Stock. In August 1996, Liberty contributed its Option to BDTV, which subsequently exercised the Option. See further description under Diller-Liberty Stockholders' Agreement.

     At the 1996 Annual Meeting of Stockholders, stockholders of record of HSNi approved the increase in the number of authorized shares of HSNi Common Stock from 30,000,000 shares to 150,000,000 shares, the number of authorized shares of HSNi Class B Common Stock from 2,415,945 shares to 30,000,000 shares and the number of authorized shares of HSNi preferred stock from 50,000 shares to 15,000,000 shares. In addition, the stockholders approved the elimination of the separate class votes of the holders of HSNi Common Stock and HSNi Class B Common Stock in certain specified circumstances at any time that there are at least 2,280,000 shares of HSNi Class B Common Stock outstanding.

NOTE RECEIVABLE FROM KEY EXECUTIVE FOR COMMON STOCK ISSUANCE

     In August 1995, Mr. Barry Diller became Chairman of the Board and Chief Executive Officer of the Company. In connection with Mr. Diller's employment, the Company agreed to sell Mr. Diller 441,988 shares of HSNi Common Stock ("Diller Shares") at $22.625 per share for cash and a non-recourse promissory note in the amount of $5.0 million, secured by approximately 265,000 shares of HSNi Common Stock. The promissory note is due on the earlier of (i) the termination of Mr. Diller's employment, or (ii) the second anniversary of the issuance of the note. The Company recognized $926,138 of compensation expense, with a corresponding increase in additional paid-in capital, related to the issuance of the Diller Shares. The compensation expense resulted from the difference in the per share fair market value of HSNi Common Stock and the per share purchase price.

DILLER-LIBERTY STOCKHOLDERS' AGREEMENT

     Mr. Diller and Liberty are parties to a stockholders agreement, dated as of August 24, 1995 (the "August Stockholders Agreement"), as amended by the first amendment (the "First Amendment") thereto, dated as of August 25, 1996 (the First Amendment, together with the August Stockholders Agreement, the "Stockholders Agreement"), pursuant to which the parties thereto and certain of their affiliates have formed the BDTV Entities, which are, collectively, the holder of record of 9,809,111 shares of HSNi Class B Common Stock (representing approximately 95.9% of the outstanding HSNi Class B Common Stock as of December 31, 1996). Mr. Diller is the President of each of the BDTV entities and beneficially owns all of the

                           HSN, INC. AND SUBSIDIARIES
voting stock of each of them. Liberty currently holds all of the non-voting common stock of each of the BDTV entities, representing in excess of 99% of the equity of each of them, which shares are convertible under certain circumstances into shares of voting common stock.

     In addition to the 9,809,111 shares of HSNi Class B Common Stock held by the BDTV Entities, Mr. Diller, Liberty and Arrow Holdings, LLC ("Arrow"), an entity controlled by Mr. Diller, collectively hold 548,618 shares of HSNi Common Stock. These securities are subject to the terms of the Stockholders Agreement and represent, in the aggregate, approximately 1.5% of the outstanding HSNi Common Stock, 22% of the outstanding combined common equity of the Company and 71% of the outstanding total voting power of the Company. Assuming that all securities to be issued to Liberty pursuant to the Contingent Rights and the Exchange Agreement were issued (and that no other HSNi Securities were otherwise issued), the HSNi Securities subject to the Stockholders Agreement would represent in the aggregate approximately 19% of the then-outstanding HSNi Common Stock, 37% of the then-outstanding equity of the Company and 78% of the then-outstanding total voting power of the Company.

     Pursuant to the Stockholders' Agreement, Mr. Diller exercises voting control over HSNi Securities held by the BDTV Entities, Mr. Diller, Liberty, Arrow and certain of their affiliates, subject to certain restrictions on Mr. Diller's authority to vote such shares with respect to certain matters relating to the Company and otherwise as provided in the Stockholders Agreement. Pursuant to the Stockholders' Agreement, Mr. Diller and Liberty have agreed that HSNi Securities owned by any of Mr. Diller, Liberty and certain of their affiliates will not be voted in favor of the taking of any action in connection with certain extraordinary matters except with the consent of each of Mr. Diller and Liberty.

     In the Stockholders Agreement, Mr. Diller has agreed that, at any time following the consummation of the Home Shopping Merger that Liberty or Liberty HSN is no longer a subsidiary of TCI (and provided that a change in law, rule or regulation or circumstance that would permit Liberty to exercise full ownership and control over HSNi Securities (including its pro rata portion of HSNi Securities held by the BDTV Entities represented by Liberty's equity interest in the BDTV Entities), notwithstanding the Company's ownership of broadcast licenses (the "Licenses") granted by the FCC (a "Change in Law") has not theretofore otherwise occurred), Liberty may request that Mr. Diller and the Company use all reasonable efforts to take such actions as may be reasonably necessary in order that Liberty would be permitted to exercise full ownership rights with respect to HSNi Securities owned by it (including its pro rata interest in any HSNi Securities held by any BDTV Entity) (a "Restructuring Transaction"). In the event that a Restructuring Transaction has not occurred within 365 days following Liberty's notice of its request (or earlier, in certain circumstances) and a Change in Law has not otherwise occurred, Liberty would be permitted, subject to certain limitations and rights of first refusal in favor of Mr. Diller, to sell its HSNi Securities without regard to the restrictions on transfer contained in the Stockholders Agreement, and such transferee would purchase HSNi Securities free and clear of any rights (other than certain registration rights) or obligations under the Stockholders Agreement.

     In view of the number of shares of HSNi Securities as to which the BDTV Entities or Mr. Diller will have voting power in connection with the matters described herein, it is anticipated that such persons will be able to control the outcome of any vote of stockholders as to any proposal or matter on which the holders of HSNi Common Stock and HSNi Class B Common Stock vote together as a single class and the outcome of any matter as to which only the holders of HSNi Class B Common Stock vote as a separate class. In addition, Mr. Diller, subject to the terms of the Stockholders Agreement, will effectively be able to control the outcome of all matters submitted to a vote or for the consent of stockholders (other than with respect to the election by the holders of HSNi Common Stock of 25% of the members of the Board of Directors (rounded up to the nearest whole number) and certain matters as to which a separate class vote of the holder of HSNi Common Stock is required under Delaware law).

                           HSN, INC. AND SUBSIDIARIES

NOTE M -- LITIGATION

     The Company is engaged in various lawsuits either as plaintiff or defendant, including certain class action lawsuits initiated in connection with the Home Shopping Merger. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material impact on the liquidity, results of operations or financial condition of the Company.

NOTE N -- BENEFIT PLANS

     The Company offers plans pursuant to Section 401(k) of the Internal Revenue Code (the "Plans") covering substantially all full-time employees. The Plans do not cover those employees who are party to collective bargaining agreements. The Company's share of the matching employer contributions is set at the discretion of the Board of Directors or the applicable committee thereof. Contributions were $.1 million, $14,000, $.1 million, and $.1 million for the year ended December 31, 1996, the four months ended December 31, 1995 and the years ended August 31, 1995 and 1994, respectively.

     In connection with the Home Shopping Merger, the Company has adopted the Home Shopping Network, Inc. Employee Equity Participation Plan (the "Equity Plan"). The Equity Plan covers all Home Shopping employees who have completed one year of service, at least 1,000 hours of service, are at least 21 years of age, are not highly compensated, and did not hold options to purchase shares of Home Shopping Common Stock.

     Employees who met the eligibility requirements on December 31, 1994 and June 30, 1995, will receive grants under the Equity Plan. The stock vests ratably at 20% a year with the first vesting being effective as of the calendar year in which the eligible employee has worked at least 1,000 hours. The Board of Directors has not made any additional grants for any period subsequent to June 30, 1995.

NOTE O -- STOCK OPTION PLANS

     The Company has granted options to purchase common stock under various stock option plans. In connection with the Mergers, the Company assumed and converted Home Shopping and Savoy options into options to acquire HSNi Common Stock based on the respective merger exchange ratios (see Note C), including corresponding adjustments to the option exercise price based on the exchange ratios. The following describes the various stock option plans, including the options under the plans assumed and converted in connection with the Mergers:

     The Silver King Communications, Inc. 1995 Stock Incentive Plan provides for the grant of options to employees or consultants of the Company, its subsidiaries and affiliates, to purchase HSNi Common Stock for not less than fair market value on the date of grant. These options generally vest annually and equally over four years beginning one year from the date of grant, and expire ten years from the date of grant. The number of shares of HSNi Common Stock authorized under the Plan is 1,500,000 shares.

     The Silver King Communications, Inc. Directors' Stock Option Plan provides for the grant of options to outside directors. Options to purchase 5,000 shares of HSNi Common Stock are automatically granted upon appointment to the Board of Directors and options to purchase an additional 5,000 shares are granted annually thereafter on the date of the Company's annual meeting. These options provide for the purchase of HSNi Common Stock at fair market value on the trading day immediately preceding the grant date, vest over three years and expire ten years from the date of grant. The number of shares of HSNi Common Stock authorized under the plan is 100,000 shares.

     The Silver King Communications, Inc. Stock Option and Restricted Stock Plan (the "Employee Plan") provides for the grant of options to employees to purchase common stock at the fair market value on the date of grant. The options become exercisable in five equal, annual installments beginning on the date of grant. The

                           HSN, INC. AND SUBSIDIARIES
options expire five years from the date they vest and become exercisable. In connection with the downsizing of the Company's staff and the pending change in ownership of the Company, on October 25, 1995, the Compensation/Benefits Committee of the Board of Directors of the Company resolved to accelerate the vesting date of all existing unvested employee stock options granted under the Employee Plan, effective December 1, 1995. The expiration dates for the accelerated options shall remain five years from the date of their original scheduled vesting. At December 31, 1996, no options under this plan were available for grant.

     The Silver King Communications, Inc. Stock Option Plan for Outside Directors provides for the grant of options to purchase common stock at the fair market value on the date of grant. The options become exercisable in five equal, annual installments beginning on the date of the grant. All options expire five years from the date they vest and become exercisable. At December 31, 1996, no options under this plan were available for grant.

     The 1996 Home Shopping Employee Plan provides for the grant of options to purchase Home Shopping Common Stock at fair market value, subject to the discretion of the Compensation/Benefits Committee of the Board of Directors, as of the date of grant. The options vest annually and equally over five years, unless otherwise specified by the Compensation/Benefits Committee of the Board of Directors, beginning one year from the date of grant, and expire ten years from the date of grant.

     The 1996 Home Shopping Director Plan provided for issuance of options to outside directors. Options for 5,000 shares of Home Shopping Common Stock were automatically granted upon appointment to the Board of Directors, and options for an additional 5,000 shares were to be granted annually thereafter. Such options provided for purchase at fair market value on the date of grant, vest over three years, and expire five years from the date of vesting.

     The 1986 Home Shopping Stock Option Plan for Employees, as amended, provided for the grant of options to purchase Home Shopping Common Stock at the fair market value at date of grant. The options generally vest annually and equally over five years beginning one year from the date of grant, and expire ten years from the date of grant. At December 31, 1996, no options under this plan were available for grant.

     The 1986 Home Shopping Stock Option Plan for Outside Directors, as amended, provided for the grant of options to purchase Home Shopping Common Stock at fair market value as of the date of grant. The options vest equally over two years beginning on the date of grant and expire five years from the date they vest. During 1992, the Board of Directors and shareholders approved certain amendments to the plan. The amendments provided for additional option grants after five years of service. At December 31, 1996, no options under this plan were available for grant.

     The Savoy Stock Option Plan provided for the grant of options to employees to purchase Savoy common stock at the fair market value on the date of grant. Options generally become exercisable over a three-year period and expire ten years from the date they vest and become exercisable. At December 31, 1996, no options under this plan were available for grant.

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rates of 6.4%; a dividend yield of zero; volatility factors of the expected market price of HSNi Common Stock based on historical trends; and a weighted-average expected life of the options of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the

                           HSN, INC. AND SUBSIDIARIES

Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

-----------------------------------------------------------------------------------------------------
                                                                            FOUR MONTHS
                                                              YEAR ENDED       ENDED       YEAR ENDED
                                                             DECEMBER 31,   DECEMBER 31,   AUGUST 31,
                                                                 1996           1995          1995
-----------------------------------------------------------------------------------------------------
                                                              (In thousands, except per share data)
Pro forma net loss.........................................    $(21,225)      $(6,007)       $ (159)
Pro forma loss per share...................................    $  (1.97)      $ (1.42)       $ (.02)

     A summary of changes in outstanding options under the stock option plans, is as follows:

-----------------------------------------------------------------------------------------------------------------------------
                          HSNi                                                            Home
                        (formerly                                                       Shopping
                         Silver                          Home                          1986 Plans
                          King)                        Shopping                         and Savoy
                          Plans      Price Range      1996 Plans      Price Range       1995 Plan      Price Range     Total
-----------------------------------------------------------------------------------------------------------------------------
                                                         (In thousands, except price range)
Total Authorized......    5,996                          8,415                              987                        15,398
                          =====                          =====                           ======                        ======
Outstanding -- August
  31, 1993............      362     $ 2.00 -  2.88          --                   --          --                   --      362
  Granted.............       81     $11.75 - 18.25          --                   --          --                   --       81
  Exercised...........      (48)    $ 9.50 - 17.50          --                   --          --                   --      (48)
  Cancelled...........      (50)    $ 2.00 - 18.00          --                   --          --                   --      (50)
                          -----                          -----                           ------                        ------
Outstanding -- August
  31, 1994............      345     $ 2.00 - 18.25          --                   --          --                   --      345
  Granted.............    2,031     $ 9.75 - 25.75          --                   --          --                   --    2,031
  Exercised...........      (33)    $ 2.00 - 18.00          --                   --          --                   --      (33)
  Cancelled...........      (46)    $         2.00          --                   --          --                   --      (46)
                          -----                          -----                           ------                        ------
Outstanding -- August
  31, 1995............    2,297     $ 2.00 - 25.75          --                   --          --                   --    2,297
  Granted.............       10     $        32.75          --                   --          --                   --       10
  Exercised...........      (38)    $ 2.00 - 18.00          --                   --          --                   --      (38)
  Cancelled...........       --                 --          --                   --          --                   --        0
                          -----                          -----                           ------                        ------
Outstanding --
  December 31, 1995...    2,269     $ 2.00 - 32.75          --                   --          --                   --    2,269
  Granted or issued in
    connection with
    mergers...........      975     $21.38 - 32.88       7,328       $18.88 - 31.94         987       $7.21 - 148.21    9,290
  Exercised...........     (117)    $ 2.00 - 17.75          --                   --          (2)      $12.11 - 19.44     (119)
  Cancelled...........       --                 --          (4)      $21.39 - 25.56          --                   --       (4)
                          -----                          -----                           ------                        ------
OUTSTANDING --
  DECEMBER 31, 1996...    3,127     $ 2.00 - 32.75       7,324       $18.88 - 31.94         985       $7.21 - 148.21   11,436
                          =====                          =====                           ======                        ======
Options exercisable...      887     $ 2.00 - 32.75       1,784       $18.88 - 25.56         654       $7.21 - 148.21    3,325
                          =====                          =====                           ======                        ======
Available for grant...      625                          1,091                                0                         1,716
                          =====                          =====                           ======                        ======

                           HSN, INC. AND SUBSIDIARIES

     The weighted average exercise prices during the year ended December 31, 1996, were $21.51, $9.11 and $24.17 for options granted or issued in connection with the Mergers, options exercised and options cancelled, respectively. The weighted average fair value of options granted during the year was $15.84.

--------------------------------------------------------------------------------------------------------------------
                                          OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                         ------------------------------------------------------   ----------------------------------
                                                 WEIGHTED           WEIGHTED                             WEIGHTED
                          OUTSTANDING AT     AVERAGE REMAINING      AVERAGE        EXERCISABLE AT        AVERAGE
RANGE OF EXERCISE PRICE  DECEMBER 31, 1996   CONTRACTUAL LIFE    EXERCISE PRICE   DECEMBER 31, 1996   EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------
                          (In thousands)                                           (In thousands)
$2.00 to $10.00........          269                3.9              $ 5.02               269             $ 5.02
$10.01 to $20.00.......        7,336                8.8              $18.77             1,965             $18.47
$20.01 to $30.00.......        2,677                8.6              $23.13               723             $23.28
$30.01 to $148.21......        1.154                8.6              $37.39               368             $49.97
                             -------                ---              ------            ------             ------
                              11,436                8.6              $21.35             3,325             $21.91
                             =======                ===              ======            ======             ======

     In October 1990, Home Shopping adopted the 1990 Executive Stock Award Program (the "Program") pursuant to which 2,990,000 shares of common stock were granted to certain key employees and consultants. The Program was funded exclusively by the contribution of shares of common stock owned by a former chairman of the board and a former president of Home Shopping. Home Shopping did not issue any additional shares of stock in connection with the Program. The shares granted under the Program were distributed in five equal annual installments commencing one year from the grant date. Participants in the Program are entitled to receive dividends, if declared, on their unvested shares and certain officers are entitled to voting rights with respect to their unvested shares. Forfeitures are reissued at the discretion of the Compensation/Benefits Committee of the Board of Directors.

     In August 1995, in connection with Mr. Diller's employment, the Company granted Mr. Diller an option (the "Diller Option") to acquire 1,895,847 shares of common stock at an exercise price of $22.625 per share. In connection with granting the Diller Option, the Company recorded unearned compensation of $4.0 million offset by a $4.0 million increase to additional paid-in capital. The unearned compensation resulted from the difference in the exercise price and fair market value of the common stock at the date of grant and is being amortized over the four year vesting period of the options.

     Over the next three years, the Company will recognize approximately $1.8 million annually of non-cash compensation expense related to unearned compensation related to the Diller Option and other stock award programs.

NOTE P -- STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information:

---------------------------------------------------------------------------------------------------
                                                                 FOUR MONTHS        YEARS ENDED
                                                   YEAR ENDED       ENDED            AUGUST 31,
                                                  DECEMBER 31,   DECEMBER 31,    ------------------
                                                      1996           1995         1995       1994
---------------------------------------------------------------------------------------------------
                                                                   (In thousands)
CASH PAID DURING THE PERIOD FOR:
  Interest......................................     $8,939         $3,200       $10,000    $12,400
  Income taxes..................................        458            100         1,500        300

  Supplemental information of non-cash investing and financing activities:
- During December 1996, the Company acquired Savoy and Home Shopping by issuing stock as discussed in Note C.

                           HSN, INC. AND SUBSIDIARIES

- During August 1995, in connection with the retention of the Chairman and Chief Executive Officer, the Company issued 220,994 shares of HSNi Common Stock to its Chairman and Chief Executive Officer in exchange for $2,000 in cash and a note receivable of $5.0 million.

NOTE Q -- RELATED PARTY TRANSACTIONS

     The Company is involved in several agreements with related parties as follows:

     The Company, through its Home Shopping subsidiary, is a partner in Shop Channel, an entity in which TCI, through a subsidiary, has an indirect ownership interest. In the ordinary course of business, Home Shopping has sold inventory to Shop Channel and recorded a receivable of $.7 million for those sales and other services provided at December 31, 1996. The Company's net investment in Shop Channel at December 31, 1996 was $.5 million.

     The Company has a secured, non-recourse note receivable of $5.0 million from its Chairman and Chief Executive Officer, see Note L.

     The Company has a note receivable of $1.0 million from its Vice Chairman. See Note G.

     Prior to the Home Shopping Merger, as discussed in Note C, the Company had affiliation agreements with Home Shopping for which the Company received $42.4 million and $42.7 million in calendar years 1996 and 1995, respectively. As a result of the Home Shopping Merger, these affiliation agreements are no longer considered related party transactions and $3.4 million which had been accrued in 1996 on the books of Home Shopping was reversed.

     In the normal course of business, Home Shopping enters into agreements with the operators of cable television systems and operators of broadcast television stations for the carriage of Home Shopping programming. Home Shopping has entered into agreements with a number of cable operators that are affiliates of TCI. These long-term contracts provide for a minimum subscriber guarantee and incentive payments based on the number of subscribers. Cash paid by Home Shopping to TCI and certain of its affiliates under these contracts for cable commissions and advertising was $11.9 million and $.8 million for calendar year 1996 and the 11 days subsequent to the Home Shopping Merger, respectively.

     As of December 31, 1996, SKTV Inc., a wholly-owned subsidiary of the Company, owned a 33.4% membership interest in Blackstar. The Chairman and CEO of Blackstar is a director of the Company. Home Shopping currently maintains broadcast affiliation agreements with stations for which Blackstar is the parent company. Home Shopping recorded affiliation payments of $4.7 million and $.1 million relating to those stations, for calendar year 1996 and the 11 days subsequent to the Home Shopping Merger, respectively.

     The President of Roberts Broadcasting Company served on the Board of Directors of the Company until January 1, 1995. Amounts receivable from or payable to Roberts Broadcasting Company through that date are classified as related party transactions.

                           HSN, INC. AND SUBSIDIARIES

NOTE R -- QUARTERLY RESULTS (UNAUDITED)

--------------------------------------------------------------------------------------------------------
                                                       QUARTER         QUARTER      QUARTER     QUARTER
                                                        ENDED           ENDED        ENDED       ENDED
                                                     DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
--------------------------------------------------------------------------------------------------------
                                                            (In thousands, except per share data)
YEAR ENDED DECEMBER 31, 1996
  Net revenues.....................................    $41,923(a)      $11,213      $10,924     $11,112
  Operating profit (loss)..........................     (1,369)(a)       1,774        1,580       1,627
  Net loss.........................................     (5,110)(a)        (371)        (452)       (606)
  Net loss per common share (b)....................       (.35)(a)        (.04)        (.05)       (.06)
YEAR ENDED DECEMBER 31, 1995
  Net revenues.....................................    $12,145         $11,658      $11,510     $11,315
  Operating profit (loss)..........................     (1,135)           (121)       2,141       1,973
  Net earnings (loss)..............................     (2,721)         (1,659)         820         153
  Net earnings (loss) per common share.............       (.30)           (.18)         .09         .02

---------------

(a) The operating results for the fourth quarter 1996 reflect the impact of the Mergers discussed in Note C.
(b) Per common shares amounts for the quarters do not add to the annual amount because of differences in the average common shares outstanding during each period.

NOTE S -- SIGNIFICANT CUSTOMERS

     For the year ended December 31, 1996, four months ended December 31, 1995 and the years ended August 31, 1995 and 1994, respectively, net revenue from a significant customer, Home Shopping, accounted for more than 10% of the Company's net revenue.

--------------------------------------------------------------------------------------------------
                                                                                   YEARS ENDED
                                                 YEAR ENDED     FOUR MONTHS         AUGUST 31,
                                                DECEMBER 31,       ENDED        ------------------
                                                    1996        DECEMBER 31,
                                                ------------        1995         1995       1994
--------------------------------------------------------------------------------------------------
                                                            (In thousands)
Broadcasting revenue from significant
  customer....................................    $43,071         $14,300       $42,488    $41,128
Total net revenues............................    $75,172         $15,980       $47,918    $46,563
Percentage of significant customer revenue to
  total net revenue...........................       57.3%           89.5%         88.7%      88.3%

                           HSN, INC. AND SUBSIDIARIES

NOTE T -- INDUSTRY SEGMENTS

     As a result of the Mergers, discussed in Note C, the Company operates principally in two industry segments; retailing and broadcasting. The retailing segment consists of Home Shopping, which primarily includes the sales of merchandise through electronic retailing. The broadcasting segment includes the operations of 12 broadcast television stations (including one television satellite station), which currently transmit Home Shopping programming and six broadcast television stations (including two television satellite stations) which are Fox affiliates. Other results of operations and financial position include the results of film operations in the year ended December 31, 1996 and production and post-production services to corporations, advertising agencies, television networks and cable operations throughout the country for the periods prior to the Mergers and are not considered a significant segment of the Company.

----------------------------------------------------------------------------------------------------
                                                                                    YEARS ENDED
                                                              FOUR MONTHS            AUGUST 31,
                                         YEAR ENDED              ENDED          --------------------
                                      DECEMBER 31, 1996    DECEMBER 31, 1995      1995        1994
----------------------------------------------------------------------------------------------------
                                                              (In thousands)
Revenue
  Retailing.........................     $   30,588            $     --         $     --    $     --
  Broadcasting......................         43,359              15,061           44,563      42,682
  Other.............................          1,225                 919            3,355       3,881
                                         ----------            --------         --------    --------
                                         $   75,172            $ 15,980         $ 47,918    $ 46,563
                                         ==========            ========         ========    ========
Operating profit (loss)
  Retailing.........................     $     (522)           $     --         $     --    $     --
  Broadcasting......................          4,175                  30            9,368      10,384
  Other(1)..........................            (41)               (710)          (1,132)     (2,273)
                                         ----------            --------         --------    --------
                                         $    3,612            $   (680)        $  8,236    $  8,111
                                         ==========            ========         ========    ========
Assets
  Retailing.........................     $1,628,818            $     --         $     --    $     --
  Broadcasting......................        355,926             135,082          140,563     142,808
  Other.............................        131,488               1,588            2,354       2,680
                                         ----------            --------         --------    --------
                                         $2,116,232            $136,670         $142,917    $145,488
                                         ==========            ========         ========    ========
Depreciation and amortization
  Retailing.........................     $    1,871            $     --         $     --    $     --
  Broadcasting......................         13,187               4,531           13,833      14,523
  Other.............................            428                 170              841         477
                                         ----------            --------         --------    --------
                                         $   15,486            $  4,701         $ 14,674    $ 15,000
                                         ==========            ========         ========    ========
Capital Expenditures
  Retailing.........................     $      447            $     --         $     --    $     --
  Broadcasting......................            696                 163              998       1,304
  Other.............................             --                  --              705         618
                                         ----------            --------         --------    --------
                                         $    1,143            $    163         $  1,703    $  1,922
                                         ==========            ========         ========    ========

---------------

(1) Includes a $1.2 million charge to operations to close the Chicago unit of Telemation, Inc. in fiscal 1994.

     The Company operates almost exclusively within the United States. Broadcasting revenue is principally derived from the broadcasting of Home Shopping programming. Other assets primarily relate to the Savoy motion picture business.

                           HSN, INC. AND SUBSIDIARIES

NOTE U -- FINANCIAL INSTRUMENTS

     The additional disclosure below of the estimated fair value of financial instruments was made in accordance with the requirements of Statements of Financial Accounting Standards No. 107. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies when available. The carrying value of all current assets and current liabilities approximates fair value due to their short-term nature.

----------------------------------------------------------------------------------------------
                                                DECEMBER 31, 1996         DECEMBER 31, 1995
                                              ----------------------    ----------------------
                                              CARRYING       FAIR       CARRYING       FAIR
                                               AMOUNT        VALUE       AMOUNT        VALUE
----------------------------------------------------------------------------------------------
                                                               (In thousands)
Cash and cash equivalents...................  $  42,606    $  42,606    $  19,140    $  19,140
Long-term investments.......................     30,121       30,121        5,135        5,135
Other non-current assets....................     36,330       36,330        3,719        3,719
Long-term obligations.......................   (314,336)    (314,336)    (108,436)    (108,436)

NOTE V -- SAVOY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

     The Company has not presented separate financial statements and other disclosures concerning Savoy because management has determined that such information is not material to holders of the Savoy Debentures, all of which have been assumed by the Company as a joint and several obligor. The information presented is reflected at Savoy's historical cost basis.

---------------------------------------------------------------------------------------------
                                                                YEARS ENDED DECEMBER 31,
SUMMARY CONSOLIDATED STATEMENTS                            ----------------------------------
OF OPERATIONS                                                 1996         1995        1994
---------------------------------------------------------------------------------------------
                                                                     (In thousands)
Net sales................................................  $  117,951    $ 92,599    $ 85,763
Cost of sales............................................     254,009     164,464     125,056
Operating loss...........................................    (136,058)    (71,865)    (39,293)
Net loss.................................................    (156,074)    (73,744)    (59,453)

-----------------------------------------------------------------------------------
                                                                  DECEMBER 31,
SUMMARY CONSOLIDATED                                          ---------------------
BALANCE SHEETS                                                  1996         1995
-----------------------------------------------------------------------------------
                                                                 (In thousands)
Current assets..............................................  $ 61,901     $238,730
Non-current assets..........................................   302,195      391,524
Current liabilities.........................................    60,716      151,879
Non-current liabilities.....................................   124,198      194,443
Minority interest...........................................   112,717       68,963

NOTE W -- SUBSEQUENT EVENT (UNAUDITED)

     Savoy and Fox each made a capital contribution to SF Broadcasting of $9.0 million on March 27, 1997 which was used to repay borrowings under the Broadcast Facility. On that date, SF Broadcasting entered into an Amendment and Waiver to the Broadcast Facility which provided a waiver of certain covenants for the quarters ended September 30, 1996 and December 31, 1996 and amended the cash flow to interest expense ratio for the first two quarters of 1997.

NOTE X -- PRO FORMA QUARTERLY RESULTS (UNAUDITED)

     The following unaudited pro forma quarterly results of the Company have been prepared using the purchase method of accounting to give effect to the Mergers as if they had occurred January 1, 1996. During 1996, Savoy ceased its activities in the motion picture business and accordingly, the results below were prepared excluding the operating results of the Savoy motion picture business.

---------------------------------------------------------------------------------------------------------------
                                        QUARTER                QUARTER              QUARTER         QUARTER
                                         ENDED                  ENDED                ENDED           ENDED
                                   DECEMBER 31, 1996     SEPTEMBER 30, 1996      JUNE 30, 1996   MARCH 31, 1996
---------------------------------------------------------------------------------------------------------------
                                                                  (In thousands)
Net Revenues:
  Home Shopping..................      $280,783               $234,321             $243,988         $255,613
  Broadcasting and production....        15,810                 13,157               12,818           11,430
                                       --------               --------             --------         --------
          Total net revenues.....       296,593                247,478              256,806          267,043
Operating Expenses:
  Cost of sales..................       172,336                137,070              151,744          164,940
  Other costs....................        85,289                 75,964               74,441           75,946
  Depreciation and
     amortization................        22,895                 22,776               22,625           22,566
                                       --------               --------             --------         --------
          Total operating
            expenses.............       280,520                235,810              248,810          263,452
                                       --------               --------             --------         --------
          Operating profit
            (loss)...............        16,073                 11,668                7,996            3,591
Other income (expense), net......       (13,900)                (6,552)              (5,456)          (8,437)
                                       --------               --------             --------         --------
Income (loss) before income
  taxes, and minority interest...         2,173                  5,116                2,540           (4,846)
Income tax (expense) benefit.....        (7,244)                (6,830)              (5,235)          (3,273)
Minority interest................         1,338                    362                  336            1,252
                                       --------               --------             --------         --------
          Net loss...............      $ (3,733)              $ (1,352)            $ (2,359)        $ (6,867)
                                       ========               ========             ========         ========
Earnings (loss) per common
  share..........................      $   (.08)              $   (.03)            $   (.05)        $   (.14)
                                       ========               ========             ========         ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION REGARDING DIRECTORS

     Barry Diller, age 55, has been a director and the Chairman of the Board and the Chief Executive Officer of the Company since August 24, 1995. He became a director of Home Shopping on August 24, 1995 and has served as Chairman of the Board since November 24, 1995. He was Chairman of the Board and Chief Executive Officer of QVC from January 1993 until February 28, 1995. From 1984 to 1992, Mr. Diller served as the Chairman of the Board and Chief Executive Officer of Fox, Inc. Prior to joining Fox, Inc., Mr. Diller served for ten years as Chairman of the Board and Chief Executive Officer of Paramount Pictures Corporation. Mr. Diller is a director of Golden Books Family Entertainment, Inc. He also serves on the Board of the Museum of Television and Radio and is a member of the Board of Chairman of Councilors for the University of Southern California's School of Cinema-Television. Mr. Diller also serves on the Board of Directors for the AIDS Project Los Angeles and the New York Public Library and the Executive Board for the Medical Sciences of University of California, Los Angeles.

     James G. Held, age 47, has been a director of the Company since December 1996. He was appointed as a director pursuant to the terms of the Home Shopping Merger Agreement. He previously had served as a director of Home Shopping since February 1996. Since November 1995, Mr. Held has been President and Chief Executive Officer of Home Shopping. From January 1995 to November 1995, Mr. Held served as President and Chief Executive Officer of Adrienne Vittadini, Inc. an apparel manufacturer and retailer. Between September 1993 and January 1995, Mr. Held was a senior executive of QVC, first as Senior Vice President in charge of new business development and later as Executive Vice President of merchandising, sales, product planning and new business development. For eleven years prior to that, until September 1993, Mr. Held was employed in different executive positions at Bloomingdale's, Inc.

     Victor A. Kaufman, age 53, has been a director since December 1996. Mr. Kaufman has served in the Office of the Chairman for the Company since January 27, 1997. Prior to that time, he served as Chairman and Chief Executive Officer of Savoy since March 1992 and a director of Savoy since February 1992. Mr. Kaufman was the founding Chairman and Chief Executive Officer of Tri-Star Pictures, Inc. ("Tri-Star") from 1983 until December 1987, at which time he became President and Chief Executive Officer of its successor company, Columbia Pictures Entertainment, Inc. ("Columbia"). He resigned from these positions at the end of 1989 following the acquisition of Columbia by Sony USA, Inc. Mr. Kaufman joined Columbia in 1974 and served in a variety of senior positions at Columbia and its affiliates prior to the founding of Tri-Star.

     John E. Oxendine, age 53, has been a director of the Company since December 1996. He is the founder and since 1987, has been Chairman of Blackstar Communications, Inc. ("BCI"), a company that currently owns and operates three television stations affiliated with the Company. Since the fall of 1994, he has also served as Chairman and Chief Executive Officer of Blackstar LLC, the owner of BCI and, through a subsidiary of station KEVN-TV, Rapid City, South Dakota and its satellite station, KIVV-TV, licensed to Lead-Deadwood, South Dakota. From 1981 to 1995, Mr. Oxendine served as President and Chief Executive Officer of Broadcast Capital Fund, Inc. Mr. Oxendine is also a member of the Board of the nonprofit Monterey Institute.

     Bruce M. Ramer, age 63, has been a director of the Company since February 1996 and has been a principal of the law firm Gang, Tyre, Ramer & Brown, Inc. for more than five years. He is Chairman of the Board of Directors of Geffen Playhouse, Los Angeles and was formerly a member of the Board of Directors of Rebuild L.A. Mr. Ramer is also Executive Director of the Entertainment Law Institute of the University of Southern California Law School, a member of the Board of Councilors and a member of the Board of Trustees of Loyola Marymount University.

     Gen. H. Norman Schwarzkopf, age 62, has been a director of the Company since December 1996. He was appointed as a director pursuant to the terms of the Home Shopping Merger Agreement. He previously had served as a director of Home Shopping since May 1996. Since his retirement from the military in August 1991, General Schwarzkopf has been an author, a participant in several television specials and is currently working with NBC on additional television programs. From August 1990 to August 1991, he served as Commander-in-Chief, United States Central Command and Commander of Operations, Desert Shield and Desert Storm. General Schwarzkopf has 35 years of service with the military. He is also on the Board of Governors of the Nature Conservancy, Chairman of the Starbright Capital Campaign, co-founder of the Boggy Creek Gang, a member of the University of Richmond Board of Trustees, and serves on the Boards of Directors of Borg-Warner Security Corporation, Remington Arms Company, Washington Water Power, Pentzer Corporation, Kuhlman Corporation and Cap CURE, Association for the Cure of Cancer of the Prostate.

     Eli J. Segal, age 54, has been a director of the Company since December 1996. He was appointed as director pursuant to the terms of the Home Shopping Merger Agreement. He previously had served as a director of Home Shopping since February 1996. Mr. Segal has served as a consultant to Bits & Pieces, Inc., a direct mail consumer product company, since February 1996; as a consultant to Sirius Thinking Ltd., an independent television producer, since January 1997; and as Chairman of the Board of School Sports, Inc., a magazine celebrating the world of high school sports, since December 1996. Mr. Segal previously served as Assistant to the President of the United States from January 1993 to February 1996. In that connection, Mr. Segal was also confirmed by the United States Senate as the first Chief Executive Officer of the

Corporation for National Service. Prior to that, Mr. Segal served as President of Bits & Pieces, Inc. from 1984 to January 1993, and publisher of GAMES magazine, a monthly publication from 1990 to January 1993.

     Sidney J. Sheinberg, age 62, has been a director of the Company since February 1996. He served as President and Chief Operating Officer and as a director of MCA INC. from June 1973 until October 1995. Since October 1995, Mr. Sheinberg has been a partner of The Bubble Factory, an entertainment company. Mr. Sheinberg served as a director of Cineplex Odeon Corporation from May 1986 until October 1995.

     Richard E. Snyder, age 63, has been a director of the Company since December 1996. He has been Chairman and Chief Executive Officer since May 1996 and President since February 1996 of Golden Books Family Entertainment, Inc. (formerly Western Publishing Group). Prior to that time, Mr. Snyder had, since 1994, been an independent business consultant and investor. He was the Chairman and Chief Executive Officer of Simon & Schuster from 1975 to 1994. Mr. Snyder is also a director of Reliance Group Holdings, Inc. and Children's Blood Foundation. Mr. Snyder is a member of the Society of Fellows of the American Museum of Natural History, the Council on Foreign Relations and the Board of Overseers for the University Libraries of Tufts University.

EXECUTIVE OFFICERS

     The following sets forth certain information concerning the persons who currently serve as executive officers of the Company and who do not serve on the Company's Board of Directors.

     Brian J. Feldman, age 37, has served as Controller of the Company since January 27, 1997 and Vice President and Controller of Home Shopping since March 1996. He served as Controller, Deputy Controller and Assistant Controller for Home Shopping from May 1989 to March 1996.

     James G. Gallagher, age 38, has served as Vice President, General Counsel and Secretary of the Company since January 27, 1997 and as Executive Vice President and General Counsel of Home Shopping since October 14, 1996. Prior to joining Home Shopping, Mr. Gallagher served in a variety of capacities, including most recently as Group Counsel at American Express Travel Related Services Company, Inc. from July 1988 to September 1996.

     Mary Ellen Pollin, age 51, has served as Vice President -- Human Resources for the Company since January 27, 1997. She joined Home Shopping in December 1995 as Executive Vice President of Administration. From July 1995 to December 1995, she served as Executive Director of Russell Reynolds Associates, an executive recruiting firm. From July 1993 to June 1995, she served as Vice President of J.D. Ross International. From May 1990 to June 1993, she was Director of Recruitment and Executive Placement at Barneys New York. From 1988 to 1990, she served as Vice President, Human Resources of Conran's Habitat. During the nine years prior to this, Ms. Pollin worked for Bloomingdale's, Inc. in various human resource capacities.

     Jed B. Trosper, age 42, joined Home Shopping in January 1997 as Executive Vice President, Chief Financial Officer and Treasurer and assumed the roles of Vice President, Chief Financial Officer and Treasurer of HSNi on January 27, 1997. He previously served as President of Blessing White from September 1995 to December 1996 and Chief Financial Officer for several of the portfolio companies of General Atlantic Partners including Blessing/White, Inc., Record World, Inc., and Comprehensive Learning Concepts, Inc. from 1990 to 1995. Mr. Trosper was Chief Financial Officer of Modell's Sporting Goods, Inc. and held various financial positions at JC Penney Company, Inc., Bloomingdale's, Inc., and S.E. Nichols Company, Inc. from 1977 to 1990.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     For the 1996 fiscal year, James J. Miller and John E. Oxendine each failed to file on a timely basis a Form 3 stock ownership report reflecting their initial beneficial ownership of Company securities acquired in connection with the Home Shopping Merger. Douglas Binzak and Adam Ware each failed to file on a timely basis a Form 5 stock ownership report reflecting a change in the term of certain stock options held by each of them.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF OUTSIDE DIRECTORS

     Effective January 1, 1996, upon the recommendation of the Compensation/Benefits Committee, the Board approved an increase of the annual retainer for each director who is not an employee of the Company from $10,000 to $30,000 per year. The Company also pays each such director $1,000 for each of the Board of Directors meetings and each of the Board committee meetings attended, plus reimbursement for all reasonable expenses incurred by such director in connection with such attendance at any meeting of the Board of Directors or one of its committees.

     At a meeting of the Compensation/Benefits Committee on February 13, 1996, the Compensation/Benefits Committee recommended, and the Board approved, the termination of the previous director option plan and the adoption of the Company's Directors' Stock Option Plan (the "Directors' Stock Option Plan.") The stockholders approved the Directors' Stock Option Plan on December 19, 1996.

     Under the Directors' Stock Option Plan, directors who are not employees of the Company and who became directors of the Company on or after February 13, 1996 receive an annual grant of options to purchase 5,000 shares of HSNi Common Stock. The exercise price per share of HSNi Common Stock subject to such options is the fair market value of HSNi Common Stock on the date of grant, which is provided to be the mean of the high and low sale price on such date on any stock exchange on which HSNi Common Stock is listed or as reported by the Nasdaq National Market, or, in the event that HSNi Common Stock is not so listed or reported, as determined by an investment banking firm selected by the Compensation/Benefits Committee. Such options vest in increments of 1,667 shares on each of the first two anniversaries of the date of grant, and 1,666 shares on the third. The options expire ten years from the date of grant. For directors who became directors on February 13, 1996, December 19, 1996 and December 20, 1996, the exercise price per share of the annual grant was $32.88, $21.38 and $23.25, respectively.

     Home Shopping entered into a three year consulting arrangement with General Schwarzkopf during April 1996 which remains in effect following the Home Shopping Merger. Under the terms of the arrangement, General Schwarzkopf received options to purchase 22,500 shares of HSNi Common Stock at an exercise price of $22.22 per share. The options vest over a three year period commencing April 3, 1997 and are exercisable for a ten year period. In addition, option grants in the amount of 2,250 shares each were made in January 1997 to Messrs. Schwarzkopf and Segal at an exercise price of $25.56 and $21.39 per share, respectively. These options vest over a two year period and are exercisable for a period of five years from the date that they vest. The option grants replace options that were terminated as a result of the Home Shopping Merger.

SUMMARY OF EXECUTIVE OFFICER COMPENSATION

     The following sets forth the annual and long-term compensation for services to the Company for the year ended December 31, 1996 and four months ended December 31, 1995 and the fiscal years ended August 31, 1995 and 1994 of those persons who were, at December 31, 1996, (i) the Chief Executive Officer of the Company, (ii) the other four most highly compensated officers of the Company whose compensation exceeded $100,000 for fiscal year 1996.

                         SUMMARY COMPENSATION TABLE(1)

                                            ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                               ---------------------------------------------   --------------------------------------
                                                                               RESTRICTED
                               FISCAL                           OTHER ANNUAL     STOCK        STOCK       ALL OTHER
                                YEAR      SALARY      BONUS     COMPENSATION     AWARDS      OPTIONS     COMPENSATION
  NAME & PRINCIPAL POSITION     (1)         ($)        ($)         ($)(2)         ($)          (#)           ($)
  -------------------------    ------     -------   ---------   ------------   ----------   ---------    ------------
Barry Diller.................   1996            0   1,618,722(4)         0         0                0     1,280,508(3)(8)
  Chairman and                  1995*           0     833,333(4)         0         0        6,610,000(5)    424,892(8)
  Chief Executive               1995(6)         0      47,945(4) 1,892,401(7)      0        1,895,847(8)     25,200(8)
  Officer
Douglas Binzak...............   1996(9)   207,500           0            0         0          110,000       115,328(9)
  Executive Vice President --
    Broadcasting
Michael Drayer...............   1996      120,750           0            0         0                0         1,000(3)
  Executive Vice                1995*      41,135           0            0         0                0       183,911(10)
  President,                    1995      116,484       4,000            0         0            2,500         1,000(3)
  General Counsel               1994      102,653           0            0         0                0         1,000(3)
  and Secretary
Lia Afriat-Hernandez.........   1996      107,701           0            0         0                0       174,385(3)(10)
  Executive Vice                1995*      34,923           0            0         0                0             0
  President --                  1995       97,858       3,500            0         0            2,500         1,000(3)
  Compliance/                   1994       76,731           0            0         0                0         1,000(3)
  Programming
Adam Ware....................   1996(9)   142,789           0            0         0          100,000       106,563(9)
  Executive Vice President --
    Broadcasting

---------------

 (1) Effective January 1, 1996, the Company's year end was changed from August 31 to the calendar year end. For purposes of the Summary Compensation Table, "1996" refers to the calendar year 1996, "1995*" refers to the four months ended December 31, 1995, and "1995" and "1994" refer to the fiscal years ended August 31, 1995 and 1994, respectively.
 (2) Disclosure of perquisites and other personal benefits, securities or property received by a Named Executive Officer is only required where the aggregate amount of such compensation exceeded the lesser of $50,000 or 10% of the total of the Named Executive Officer's salary and bonus for the year.
 (3) Includes the Company's contributions under its 401(k) Retirement Savings Plan (the "401(k) Plan"). Pursuant to the 401(k) Plan, the Board of Directors may elect to match a portion of employee contributions up to a maximum amount of $1,000 per year, which contributions vest in equal installments over a five-year period. Mr. Drayer and Ms. Hernandez are each fully vested in the 401(k) Plan.
 (4) Pursuant to the Equity Compensation Agreement between Mr. Diller and the Company, Mr. Diller received a bonus payment of approximately $2.5 million on August 24, 1996. The Company accrued seven days of this bonus in fiscal 1995 and four months for 1995*.
 (5) Reflects 625,000 options granted to Mr. Diller as a result of completion of the Home Shopping and Savoy Mergers and also includes 5,985,000 options to purchase HSNi Common Stock resulting from the conversion of options to purchase Home Shopping Common Stock granted to Mr. Diller in November 1995 as Chairman of Home Shopping.
 (6) Mr. Diller was appointed Chairman of the Board and Chief Executive Officer of the Company on August 24, 1995.

 (7) This figure includes $966,263 in compensation paid to Mr. Diller to fund his tax liability in connection with his acquisition of HSNi Common Stock pursuant to the Equity Compensation Agreement, and $926,138 in non-cash income to Mr. Diller based upon the difference between the fair market value of HSNi Common Stock on the date of purchase and the price per share paid for the stock by Mr. Diller.
 (8) Pursuant to the Equity and Bonus Compensation Agreement, Mr. Diller was granted options in 1995 to purchase 1,895,847 shares of HSNi Common Stock, vesting over a four-year period, at an exercise price below the fair market value of the Company's Common Stock on the date of grant. The Company has amortized unearned compensation of $19,046 in 1995, $331,038 in 1995*, and $993,135 in 1996. In addition, Mr. Diller has an interest-free, secured, non-recourse promissory note in the amount of $4,997,779 payable to the Company which was used to purchase 220,994 shares of HSNi Common Stock. As a result, Mr. Diller has compensation for imputed interest of $6,154 in 1995, $93,854 in 1995* and $286,373 in 1996.
 (9) Messrs. Binzak and Ware were employed by the Company during June 1996. On November 12, 1996, Messrs. Binzak's and Ware's options were amended to reduce the option price from $32.88 and $33.00, respectively, to $25.25, the closing price of HSNi Common Stock on the date of amendment. As a result, included in all other compensation is $115,328 and $106,563 for Messrs. Binzak and Ware, respectively, relating to the repricing of these options.
(10) Includes amounts accrued for termination benefits of $183,911 and $173,385 for Mr. Drayer and Ms. Hernandez, respectively.

OPTION GRANTS

     Set forth in the table below is information with respect to options to purchase the Company's Common Stock granted to the Company's named executive officers ("Named Executive Officers") during the year ended December 31, 1996. The grants were made under the new 1995 Stock Incentive Plan ("Stock Incentive Plan").

     The Stock Incentive Plan is administered by the Compensation/Benefits Committee, which has the sole discretion to determine the selected officers, employees and consultants to whom incentive or non-qualified options, SARs, restricted stock and performance units may be granted. As to such awards, the Compensation/Benefits Committee also has the sole discretion to determine the number of shares subject thereto and the type, terms, conditions and restrictions thereof. The exercise price of an incentive stock option granted under the Stock Incentive Plan must be at least 100% of the fair market value of the Company's Common Stock on the date of grant. In addition, an option granted under the Stock Incentive Plan terminates within ten years of the date of grant. To date, only non-qualified stock options have been granted under the Stock Incentive Plan.

                      OPTION GRANTS IN LAST FISCAL YEAR(1)

                                          PERCENT                                        POTENTIAL REALIZABLE VALUE
                          NUMBER OF       OF TOTAL                                       AT ASSUMED ANNUAL RATES OF
                          SECURITIES     OPTIONS TO                                     STOCK PRICE APPRECIATION FOR
                          UNDERLYING     EMPLOYEES      EXERCISE PRICE                        OPTION TERMS(3)
                           OPTIONS     GRANTED IN THE     PER SHARE       EXPIRATION    ----------------------------
          NAME            GRANTED(#)    FISCAL YEAR         ($/SH)         DATE(2)         5%($)           10%($)
          ----            ----------   --------------   --------------    ----------    ------------    ------------
Barry Diller............         0             --              --               --                --              --
  Chairman and Chief
  Executive Officer
Douglas Binzak..........   110,000           34.4%          25.25(4)      6/10/2006        1,746,755       4,426,200
  Executive Vice
  President --
  Broadcasting
Adam Ware...............   100,000           31.3%          25.25(4)      6/17/2006        1,587,959       4,024,200
  Executive Vice
  President --
  Broadcasting
Michael Drayer..........         0             --              --               --                --              --
  Executive Vice
  President, General
  Counsel and Secretary
Lia Afriat-Hernandez....         0             --              --               --                --              --
  Executive Vice
  President --
  Compliance/
  Programming

---------------

(1) Under the terms of the Stock Incentive Plan, the Compensation/Benefits Committee retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice such options.
(2) Under the Stock Incentive Plan, the Compensation/Benefits Committee determines the exercise price, vesting schedule and exercise periods for option grants made pursuant to that Plan. Options granted during the year ended December 31, 1996, generally become exercisable in four equal, annual installments commencing on the first anniversary of the grant date. Each such option expires ten years from the date of grant.
(3) Gains are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of HSNi Common Stock, overall stock market conditions, as well as on the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.
(4) On November 12, 1996, Messrs. Binzak's and Ware's options were amended to reduce the option price from $32.88 and $33.00, respectively, to $25.25, the closing price of HSNi Common Stock on that date.

OPTION EXERCISES

     The following table provides information concerning the exercise of stock options by the Company's Named Executive Officers during the year ended December 31, 1996 and the year-end value of all unexercised options held by such persons.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR-END OPTION VALUES

                                                             NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                                OPTIONS HELD AT           IN-THE-MONEY OPTIONS AT
                                                                  YEAR END(#)                 YEAR-END($)(1)
                              ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                          EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          -----------   -----------   -----------   -------------   -----------   -------------
Barry Diller(2).............       0             0         2,126,461      6,379,386      7,806,645     23,419,933
  Chairman and Chief
     Executive Officer
Douglas Binzak(3)...........       0             0                 0        110,000              0              0
  Executive Vice
     President --
     Broadcasting
Adam Ware(3)................       0             0                 0        100,000              0              0
  Executive Vice
     President --
     Broadcasting
Michael Drayer(4)...........       0             0            14,500              0        250,500              0
  Executive Vice President,
     General Counsel and
     Secretary
Lia Afriat-Hernandez(4).....       0             0            12,040              0        202,037              0
  Executive Vice
     President --
     Compliance/Programming

---------------

(1) Represents the difference between the $23.75 closing price of HSNi Common Stock on December 31, 1996 and the exercise price of the options, and does not include the federal and state taxes due upon exercise.
(2) Mr. Diller's options consist of options to purchase (i) 625,000 shares of HSNi Common Stock granted in 1995 pursuant to the Stock Incentive Plan, (ii) 1,895,847 shares of HSNi Common Stock granted during 1995 pursuant to the Equity Compensation Agreement and (iii) 5,985,000 shares of HSNi Common Stock resulting from the conversion of options to purchase Home Shopping Common Stock . One quarter of each of these options were exercisable as of December 31, 1996. The value of in-the-money options at year end reflect only those options where the closing price of HSNi Common Stock at December 31, 1996 was greater than the exercise price of the option.
(3) The exercise price of the option was greater than the market closing price of HSNi Common Stock on December 31, 1996.
(4) Mr. Drayer and Ms. Afriat-Hernandez are no longer employed by the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation/Benefits Committee currently are Eli J. Segal and Sidney J. Sheinberg. Kenneth T. MacDonald, Vincent F. Barresi, Michael
A. Green and Russell I. Pillar served on the Committee during 1996. Except as set forth below, none of these directors was ever an officer or employee of the Company or its subsidiaries.

     In fiscal year 1994, the Audit Committee approved a consulting agreement whereby Mr. Barresi, a member of the Board of Directors and the Audit and Compensation/Benefits Committees, would seek to enhance the Company's revenue through the increased sale of station airtime and satellite earth station uplink time, and the leasing of station tower and building space. Mr. Barresi was compensated at the rate of $6,000 per month plus a 10% commission on net receipts directly attributable to his efforts and reasonable and prudent expenses. The consulting agreement was effective March 4, 1994 and terminated December 31, 1994. Mr. Barresi remains entitled to a 10% commission on net receipts directly attributable to his efforts. For the year ended, December 31, 1996, Mr. Barresi was compensated in the total amount of $46,000. Mr. Barresi abstained from voting on all Audit Committee matters pertaining to the consulting agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 1996, information relating to the beneficial ownership of HSNi Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of HSNi Common Stock, (ii) each director, (iii) the Chief Executive Officer of the Company and the other four most highly compensated officers of the Company whose compensation exceeded $100,000 for the year 1996, and (iv) all executive officers and directors of the Company as a group:

                 NAME AND ADDRESS                    NUMBER OF    PERCENT    PERCENT OF VOTES
                OF BENEFICIAL OWNER                    SHARES     OF CLASS   (ALL CLASSES)(1)
                -------------------                  ----------   --------   ----------------
Capital Research & Management Co &
  The Capital Group Companies, Inc(2)..............   3,846,250     10.8%           2.8%
  333 South Hope Street
  Los Angeles, CA 90071
Denver Investment Advisers, LLC....................   3,126,243      8.7%           2.3%
  1225 17th St., 26th Floor
  Denver, CO 80202
Fidelity Investments(3)............................   2,920,040      8.1%           2.1%
  82 Devonshire Street
  Boston, MA 02109-3614
Snyder Capital Management, Inc.....................   1,962,325      5.5%           1.4%
  350 California Street
  Suite 1460
  San Francisco, CA 94104
Tele-Communications, Inc.(4).......................   9,870,741     21.4%          21.4%
  5619 DTC Parkway
  Englewood, CO
Barry Diller(5)....................................  12,484,190     27.0%          27.0%
Douglas Binzak(6)..................................           0        *              *
James G. Held(7)...................................     281,272        *              *
Victor A. Kaufman(8)...............................     142,000        *              *
John E. Oxendine(9)................................           0        *              *
Bruce M. Ramer(9)..................................           0        *              *
Gen. H. Norman Schwarzkopf(10).....................         750        *              *
Eli J. Segal(11)...................................         750        *              *
Sidney J. Sheinberg(9).............................           0        *              *
Richard E. Snyder(9)...............................           0        *              *
Adam Ware(12)......................................           0        *              *
Michael Drayer(13).................................      14,500        *              *
Lia Afriat-Hernandez(14)...........................      12,343        *              *
All executive officers and directors as a
  group (16 persons)...............................  12,996,071     28.4%          28.1%

---------------

   * The percentage of shares beneficially owned does not exceed 1% of the class.

     Unless otherwise indicated, beneficial owners listed herein may be contacted at the Company's corporate headquarters address, 2501 118th Avenue North, St. Petersburg, FL 33716. The percentage of votes listed assumes the conversion of any shares of HSNi Class B Common Stock owned by such listed person, but does not assume the conversion of HSNi Class B Common Stock owned by any other person. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no beneficial interest.

 (1) The percent of votes for all classes is based on one vote for each share of HSNi Common Stock and ten votes for each share of HSNi Class B Common Stock. However, the percent of votes for TCI and Mr. Diller assume that all of their HSNi Class B Common Stock has been converted into HSNi Common Stock, and therefore, there is no HSNi Class B Common Stock outstanding.
 (2) Includes 3,141,250 shares of HSNi Common Stock and 705,000 shares as a result of the assumed conversion of $18,800,000 principal amount of the Home Shopping Debentures into HSNi Common Stock.
 (3) Includes 2,238,479 shares of HSNi Common Stock and 681,651 shares as a result of the assumed conversion of $15,763,000 principal amount of the Home Shopping Debentures into HSNi Common Stock.
 (4) Includes beneficial ownership of 9,809,111 shares of HSNi Class B Common Stock, which may be converted at any time into an equal number of shares of HSNi Common Stock, and 61,630 shares of HSNi Common Stock. The number of shares does not include any shares or options to purchase shares held and voted by Mr. Diller outside the BDTV entities as to which shares TCI disclaims beneficial ownership.
 (5) The number of shares includes 486,988 shares owned by Mr. Diller and vested options to purchase 2,126,461 shares but does not include unvested options to purchase 6,379,386 shares granted to Mr. Diller. Such number also includes 9,809,111 shares of HSNi Class B Common Stock beneficially owned by Mr. Diller as the sole voting shareholder of the BDTV Entities which hold such shares, which shares are convertible into HSNi Common Stock, and 61,630 shares of HSNi Common Stock held by Liberty HSN with respect to which Mr. Diller may be deemed to be a beneficial owner because he has voting control of such shares. Such number does not include the Exchange Shares or the Contingent Rights Shares. See "Item 1 -- The Mergers -- Home Shopping Merger" for further discussion.
 (6) Does not include unvested options to purchase 110,000 shares of HSNi Common Stock pursuant to the Stock Incentive Plan.
 (7) Includes vested options, granted pursuant to the 1996 Home Shopping Employee Stock Option Plan (the "Home Shopping Employee Plan"). Does not include unvested options to purchase 843,750 shares pursuant to that plan. Includes 22 shares under the Home Shopping Retirement Savings Plan.
 (8) Includes the conversion of 500,000 shares of Savoy Common Stock and 250,000 shares of Savoy Restricted Stock pursuant to the Savoy Merger. Includes 28,000 vested options to purchase HSNi Common Stock assumed by the Company pursuant to the Savoy Merger. Includes 9,000 shares of vested options to purchase HSNi Common Stock resulting from the conversion of options granted pursuant to the Home Shopping Employee Plan. Does not reflect unvested options to purchase 100,000 shares of HSNi Common Stock granted pursuant to the Stock Incentive Plan and unvested options to purchase 36,000 shares of HSNi Common Stock resulting from conversion of options granted pursuant to the Home Shopping Employee Plan.
 (9) Does not reflect unvested options to purchase 5,000 shares of HSNi Common Stock pursuant to the Directors' Stock Option Plan.
(10) Does not include unvested options to purchase 5,000 shares of HSNi Common Stock pursuant to the Directors' Stock Option Plan. Does not include unvested options to purchase 1,500 shares of HSNi Common Stock under the Home Shopping Directors' Stock Option Plan which were converted pursuant to the terms of the Home Shopping Merger. Does not include unvested options to purchase 22,500 shares of HSNi Common Stock granted under the Home Shopping Employee Plan pursuant to a consulting agreement with Home Shopping.
(11) Does not include unvested options to purchase 5,000 shares of HSNi Common Stock pursuant to the Directors' Stock Option Plan. Does not include unvested options to purchase 1,500 shares of HSNi

     Common Stock under the Home Shopping Directors' Stock Option Plan which were converted pursuant to the terms of the Home Shopping Merger.
(12) Does not include unvested options to purchase 100,000 shares of HSNi Common Stock pursuant to the Stock Incentive Plan.
(13) Includes 14,500 vested options granted under the Company's Stock Option and Restricted Stock Plan.
(14) Includes vested options to purchase 12,040 vested options granted under the Company's Stock Option and Restricted Stock Plan.

     The following table sets forth, as of December 31, 1996, information relating to the beneficial ownership of HSNi Class B Common Stock:

                                                                                PERCENT OF
                  NAME AND ADDRESS                     NUMBER OF   PERCENT         VOTES
                 OF BENEFICIAL OWNER                   SHARES(1)   OF CLASS   (ALL CLASSES)*
                 -------------------                   ---------   --------   ---------------
Barry Diller(2)......................................  9,809,111     95.9          71.0%
Tele-Communications, Inc.(2).........................  9,809,111     95.9          71.0%
  5619 DTC Parkway
  Englewood, CO
BDTV INC.(2).........................................  9,809,111     95.9          71.0%
  and BDTV II INC.
  2425 Olympic Boulevard
  Santa Monica, CA 90404

---------------

  * Excludes shares of HSNi Common Stock owned by any of the listed persons.
(1) All or any portion of shares of HSNi Class B Common Stock may be converted at any time into an equal number of shares of HSNi Common Stock.
(2) Liberty, a wholly owned subsidiary of TCI, and Mr. Diller have entered into the Stockholders Agreement pursuant to which Liberty and Mr. Diller have formed BDTV, to which Liberty assigned the Liberty Option, and BDTV II INC. (together with BDTV, the "BDTV Entities") On August 13, 1996, BDTV exercised the Liberty Option, thereby acquiring 2,000,000 shares of HSNi Class B Common Stock. On December 20, 1996, Liberty contributed 7,809,111 shares of HSNi Class B Common Stock to BDTV II. Mr. Diller also owns 441,988 shares of HSNi Common Stock and options to purchase 8,505,847 shares of HSNi Common Stock, 2,126,461 of which are currently vested representing 5.9% of the issued and outstanding shares of HSNi Common Stock as of December 31, 1996. Moreover, if the BDTV Entities converted their beneficially owned HSNi Class B Common Stock into HSNi Common Stock, such shares would represent approximately 21.2% of the issued and outstanding shares of HSNi Common Stock. The BDTV Entities may be issued additional Class B Common Stock upon issuance of the Contingent Shares and conversion of the Exchange Shares in accordance with the terms of the Home Shopping Merger. TCI disclaims beneficial ownership of all HSNi Securities held by Mr. Diller or his affiliates but not any of HSNi Securities held by the BDTV Entities. Mr. Diller owns all of the voting stock of BDTV Entities and Liberty owns all of the non-voting stock, which non-voting stock represents in excess of 99% of the equity of the BDTV Entities. HSNi Securities held by the BDTV Entities are subject to the terms of the Stockholders Agreement.

                   THE DILLER-LIBERTY STOCKHOLDERS AGREEMENT

     Mr. Diller and Liberty are parties to a stockholders agreement, dated as of August 24, 1995 (the "August Stockholders Agreement"), as amended by the first amendment (the "First Amendment") thereto, dated as of August 25, 1996 (the First Amendment, together with the August Stockholders Agreement, the "Stockholders Agreement"), pursuant to which the parties thereto and certain of their affiliates have formed the BDTV Entities, which are the holders of record of 9,809,111 shares of HSNi Class B Common Stock (representing approximately 95.9% of the outstanding HSNi Class B Common Stock as of December 31, 1996). Mr. Diller is the President of each of the BDTV Entities and beneficially owns all of the voting stock of each of them. Liberty currently holds all of the non-voting common stock of each of the BDTV Entities, representing in excess of 99% of the equity of each of them, which shares are convertible under certain circumstances into shares of voting common stock.

     In addition to the 9,809,111 shares of HSNi Class B Common Stock held by the BDTV Entities, Mr. Diller, Liberty and Arrow Holdings, LLC ("Arrow"), an entity controlled by Mr. Diller, collectively hold 548,618 shares of HSNi Common Stock. These securities are subject to the terms of the Stockholders Agreement and represent, in the aggregate, approximately 1.5% of the outstanding HSNi Common Stock, 22% of the outstanding combined common equity of the Company and 71% of the outstanding total voting power of the Company. Assuming that all securities to be issued to Liberty pursuant to the Contingent Rights and the Exchange Agreement were issued (and that no other HSNi Securities were otherwise issued), the HSNi Securities subject to the Stockholders Agreement would represent in the aggregate approximately 19% of the then-outstanding HSNi Common Stock, 37% of the then-outstanding equity of the Company and 78% of the then-outstanding total voting power of the Company.

     Pursuant to the Stockholders Agreement, Mr. Diller exercises voting control over HSNi Securities held by the BDTV Entities , Mr. Diller, Liberty, Arrow and certain of their affiliates, subject to certain restrictions on Mr. Diller's authority to vote such shares with respect to certain matters relating to the Company and otherwise as provided in the Stockholders Agreement. Pursuant to the Stockholders Agreement, Mr. Diller and Liberty have agreed that HSNi Securities owned by any of Mr. Diller, Liberty and certain of their affiliates will not be voted in favor of the taking of any action in connection with certain extraordinary matters except with the consent of each of Mr. Diller and Liberty.

     In the Stockholders Agreement, Mr. Diller has agreed that, at any time following the consummation of the Home Shopping Merger that Liberty or Liberty HSN is no longer a subsidiary of TCI (and provided that a change in law, rule or regulation or circumstance that would permit Liberty to exercise full ownership and control over HSNi Securities (including its pro rata portion of HSNi Securities held by the BDTV Entities represented by Liberty's equity interest in the BDTV Entities ), notwithstanding the Company's ownership of broadcast licenses granted by the FCC (a "Change in Law") has not theretofore otherwise occurred), Liberty may request that Mr. Diller and the Company use all reasonable efforts to take such actions as may be reasonably necessary in order that Liberty would be permitted to exercise full ownership rights with respect to HSNi Securities owned by it (including its pro rata interest in any HSNi Securities held by any BDTV Entity) (a "Restructuring Transaction"). In the event that a Restructuring Transaction has not occurred within 365 days following Liberty's notice of its request (or earlier, in certain circumstances) and a Change in Law has not otherwise occurred, Liberty would be permitted, subject to certain limitations and rights of first refusal in favor of Mr. Diller, to sell its HSNi Securities without regard to the restrictions on transfer contained in the Stockholders Agreement, and such transferee would purchase HSNi Securities free and clear of any rights (other than certain registration rights) or obligations under the Stockholders Agreement.

     In view of the number of shares of HSNi Securities as to which the BDTV Entities or Mr. Diller will have voting power in connection with the matters described herein, it is anticipated that such persons will be able to control the outcome of any vote of stockholders as to any proposal or matter on which the holders of HSNi Common Stock and HSNi Class B Common Stock vote together as a single class and the outcome of any matter as to which only the holders of HSNi Class B Common Stock vote as a separate class. In addition, Mr. Diller, subject to the terms of the Stockholders Agreement, will effectively be able to control the outcome of all matters submitted to a vote or for the consent of stockholders (other than with respect to the election by the holders of HSNi Common Stock of 25% of the members of the Board of Directors (rounded up to the nearest whole number) and certain matters as to which a separate class vote of the holders of HSNi Common Stock is required under Delaware law).

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

  Employment Contracts

     The Company has entered into an employment agreement with Douglas Binzak, dated as of February 13, 1996, and an employment agreement with Adam Ware, dated May 28, 1996, pursuant to which each such individual serves as an officer of the Company (Messrs. Binzak and Ware are referred to herein individually as an "Executive" and collectively as the "Executives"). The employment agreement with Mr. Binzak provides for an annual base salary of $415,000, with possible increases at the sole discretion of the Board, and a term of five years. The employment agreement with Mr. Ware provides for an annual base salary of $275,000 for the first year, $300,000 for the second year and $325,000 for the third year of his employment with the Company, and a term of three years. Each such employment agreement provides that, if the Company terminates the Executive's employment other than for Cause (as defined in such employment agreement), or if the Executive terminates his employment for Good Reason (as defined in such employment agreement), the Company will pay to the Executive a lump sum payment equal to his accrued and unpaid annual salary, bonuses and vacation pay, as well as any previously deferred compensation, and will continue to make periodic payments of his annual base salary for the remainder of his contract term (less any amounts such Executive receives from another employer during that time). If the Company terminates the Executive's employment for Cause, if the Executive terminates his employment with the Company other than for Good Reason, or if the Executive's employment is terminated by reason of death or disability, the Company will pay to the Executive or his estate his accrued and unpaid annual salary, bonuses and vacation pay, as well as any previously deferred compensation. Neither of these employment agreements provide for any obligations of any of the parties upon a change in control of the Company.

  Equity and Bonus Compensation Agreement

     As of August 24, 1995, the Company and Mr. Diller entered into the Equity and Bonus Compensation Agreement pursuant to which the Company agreed to sell Mr. Diller 220,994 shares of HSNi Common Stock at $22.625 per share in cash (the "Initial Diller Shares") and an additional 220,994 shares of HSNi Common Stock for the same per share price (the "Additional Diller Shares") payable by means of a cash payment of $2,210 and an interest-free, secured, non-recourse promissory note in the amount of $4,997,779. The promissory note is secured by the Additional Diller Shares and by that portion of the Initial Diller Shares having a fair market value on the purchase date of 20% of the principal amount of the promissory note. In addition, the Company granted options to Mr. Diller options to purchase 1,895,847 shares of HSNi Common Stock at $22.625 per share (the "Diller Options"). The Diller Options were granted in tandem with conditional SARs which become exercisable only in the event of a change in control of the Company and in lieu of exercise of the Diller Options. The Initial and Additional Diller Shares and the Diller Options were issued to Mr. Diller below the market price of $24.75 on August 24, 1995.

     Mr. Diller also was granted a bonus arrangement, contractually independent from the promissory note, pursuant to which he received a bonus payment of approximately $2.5 million on August 24, 1996 and will receive a further such payment on August 24, 1997, except that the bonuses will be paid immediately upon a Change in Control of the Company or upon termination of Mr. Diller's employment either by the Company other than for Cause or by Mr. Diller prior to a Change of Control with good reason (as such terms are defined in the Equity and Bonus Compensation Agreement). Mr. Diller also received $966,263 for payment of taxes by Mr. Diller due to the compensation expense which resulted from the difference in the per share fair market value of HSNi Common Stock and the per share purchase price of the Initial Diller Shares and Additional Diller Shares.

  Termination Agreement

     The Company has entered into a termination agreement with Michael Drayer, the previous Executive Vice President, General Counsel and Secretary. This agreement provides that, upon termination other than for cause, Mr. Drayer will receive a lump sum cash payment equal to his effective annual salary as of the date of his termination, plus any earned and unused vacation and sick time, plus the amount of any contribution otherwise payable for his benefit under the 401(k) Plan for the year in which termination occurs, plus any additional severance as provided for under the Company's standard executive severance policy in effect as of the date of the agreement. The termination agreement also provides that Mr. Drayer will receive paid medical benefits for a one-year period following termination or until alternative medical coverage is obtained.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Diller, the Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board of Home Shopping, is the sole holder of the voting stock of the BDTV Entities. Liberty was the controlling shareholder of Home Shopping prior to the Home Shopping Merger and, by virtue of its interest in the BDTV Entities, may, subject to certain regulatory and other requirements, acquire a controlling interest in the Company.

     During April 1996, Home Shopping sold a majority of its interest in HSN Direct Joint Venture, its infomercial operation, for $5.9 million to certain entities controlled by Flextech P.L.C., a company controlled by TCI. Home Shopping received $4.9 million in cash at closing and is due an additional $1.0 million payable in four equal annual installments commencing on February 1, 1997. Home Shopping will retain a 15% interest in the venture and a related corporation.

     During 1996, Home Shopping, along with JPC formed Shop Channel, a television shopping venture based in Tokyo. TCI International, a subsidiary of TCI owns a 50% interest in JPC, the 70% shareholder in the venture. Home Shopping owns a 30% interest in the venture. During 1996, Home Shopping contributed $1,770,000 to the venture. In addition, Home Shopping sold inventory and provided services in the amount of $730,000 to Shop Channel during 1996.

     During 1994, a subsidiary of Home Shopping and Black Entertainment Television, Inc. ("BET") entered into an agreement to promote a direct response marketing program and a shop-at-home show concept known as "BET Shop." That agreement terminated in December 1996. TCI beneficially owns an 18.3% interest in BET.

     In the normal course of business, Home Shopping enters into agreements with the operators of cable television systems and operators of broadcast television stations for the carriage of Home Shopping programming. Home Shopping has entered into agreements with a number of cable operators that are affiliates of TCI. These long-term contracts provide for a minimum subscriber guarantee and incentive payments based on the number of subscribers. Payments by Home Shopping to TCI and certain of its affiliates under these contracts for cable commissions and advertising were approximately $11.4 million for the calendar year ended December 31, 1996. In addition, Home Shopping received $212,000 in payments during calendar year 1996 for rental of a satellite transponder from a wholly owned subsidiary of TCI.

     On January 27, 1997, the Board of Directors approved a three year consulting arrangement with Leo J. Hindery, Jr., a former member of the Board of Directors of Home Shopping and the former managing General Partner and Chief Executive Officer of InterMedia Partners. Mr. Hindery subsequently was appointed President of TCI. TCI has an approximate 49% limited partnership interest in InterMedia Partners. Home Shopping had entered into cable carriage agreements with InterMedia on terms and conditions that are consistent with Home Shopping's other cable agreements. Home Shopping paid Intermedia $.5 million in calendar year 1996 for cable commissions and advertising. Under the consulting arrangement, Mr. Hindery received fully vested options to purchase 40,500 shares of HSNi Common stock at an exercise price of $32.78. These options expire in one third increments in 1998, 1999 and 2000. Mr. Hindery also received an additional 2,250 options at an exercise price of $25.86. Of those options, 750 were vested at the date of grant and 750 vest during May 1997 and 1998 and will expire five years from the date of vesting.

     As of December 31, 1996, SKTV owned a 33.447% membership interest in Blackstar. Mr. Oxendine serves as Chairman and CEO of Blackstar. Home Shopping currently maintains broadcast affiliation agreements with Stations WBSF-TV, Melbourne, Florida; KBSP-TV, Salem, Oregon; and WBSX-TV, Ann Arbor, Michigan for which Blackstar is the parent company. Home Shopping recorded affiliation payments of $4.7 million relating to the Blackstar stations in calendar year 1996. See "HSNi Broadcasting -- SKTV, Inc. -- The Stations."

     As part of the employment agreement entered into by Home Shopping and Mr. Held, Home Shopping agreed to lend Mr. Held $1.0 million for the purpose of purchasing a residence in the Tampa/St. Petersburg area. During September 1996, Mr. Held received that loan from Home Shopping. The loan bears interest at 5% per annum, and the principal and any accrued and unpaid interest becomes due and payable in the event that Mr. Held is terminated for any reason, on the first anniversary of such termination, or immediately in the event that the residence is sold or transferred. In the event that, after completion of improvements to be undertaken within a reasonable period of time following the purchase of the residence, the fair market value of the residence is less than $800,000, Mr. Held is required to repay a portion of the principal amount of the loan equal to the difference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of Documents filed as part of this Report

(1)  --   Consolidated Financial Statements
          Report of Independent Auditors -- Ernst & Young LLP.
          Independent Auditors' Report -- Deloitte & Touche LLP.
          Consolidated Statements of Operations for the Year Ended
          December 31, 1996, the Four Months Ended December 31, 1995,
          and the Years Ended August 31, 1995 and 1994.
          Consolidated Balance Sheets as of December 31, 1996, and
          1995.
          Consolidated Statements of Stockholders' Equity for the Year
          Ended December 31, 1996, the Four Months Ended December 31,
          1995, and the Years Ended August 31, 1995 and 1994.
          Consolidated Statements of Cash Flows for the Year Ended
          December 31, 1996, the Four Months Ended December 31, 1995,
          and the Years Ended August 31, 1995 and 1994.
          Notes to Consolidated Financial Statements.
(2)  --   Consolidated Financial Statement Schedules

SCHEDULE                                                                       PAGE
 NUMBER                                                                       NUMBER
--------                                                                      ------
    II     --   Valuation and Qualifying Accounts...........................    83

     The reports of the Company's independent auditors with respect to the above-listed financial statement schedule appear on pages 31 and 32.

     All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

(3)  --   Exhibits (numbered in accordance with Item 601 of Regulation
          S-K)

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
  2.1    --  Agreement and Plan of Merger by and among Silver King
             Communications, Inc., Thames Acquisition Corporation and
             Savoy Pictures Entertainment, Inc., as amended and restated
             August 13, 1996 filed as Appendix A to the Company's
             Definitive Proxy Statement, November 20, 1996, is
             incorporated herein by reference.
  2.2    --  Agreement and Plan of Exchange and Merger by and among
             Silver King Communications, Inc., House Acquisition Corp.,
             Home Shopping Network, Inc. and Liberty HSN, Inc. as of
             August 25, 1996 filed as Appendix B to the Company's
             Definitive Proxy Statement, November 20, 1996, is hereby
             incorporated by reference.
  3.1    --  Amended and Restated Certificate of Incorporation of the
             Company filed as Exhibit 3.1 to the Company's Form 10-K,
             August 31, 1994, is incorporated herein by reference.
  3.2    --  Amendment to Certificate of Incorporation of the Company.
  3.3    --  Amended and Restated By-Laws of the Company filed as Exhibit
             3.2 to the Company's Form 10-K, August 31, 1994, is
             incorporated herein by reference.

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
  4.1    --  Indenture dated as of March 1, 1996, for Home Shopping and
             United States Trust Company of New York, as Trustee relating to Home Shopping's 5.87% Convertible Subordinated Debentures
             due March 1, 2006, filed as Exhibit 4.0 to Home Shopping's
             Form S-3 Registration No. 333-10511, August 20, 1996, is
             incorporated herein by reference.
  4.2    --  First Supplemental Indenture dated as of December 20, 1996, among Home Shopping Network, Inc., Silver King
             Communications, Inc. and United States Trust Company of New
             York, as Trustee filed as Exhibit 4.1 to Home Shopping Form
             8-K/A, December 19, 1996, is incorporated herein by
             reference.
  4.3    --  Indenture, dated as of June 25, 1993, for the Savoy 7%
             Convertible Subordinated Debentures due July 1, 2003, filed as Exhibit 4(d) to Savoy's S-1 Registration Statement No.
             33-63192, is incorporated herein by reference.
  4.4    --  First Supplemental Indenture, dated as of October 24, 1993, for the Savoy 7% Convertible Debentures due July 1, 2003,
             filed as Exhibit 4(e) to Savoy's S-1 Registration Statement
             No. 33-70160, is incorporated herein by reference.
  4.5    --  Second Supplemental Indenture, dated as of December 17,
             1993, for the Savoy 7% Convertible Debentures due July 1,
             2003, filed as Exhibit bearing the same title in Savoy's
             Form 10-K December 31, 1993, is incorporated herein by
             reference.
  4.6    --  Third Supplemental Indenture dated as of December 19, 1996 for the Savoy 7% Convertible Debentures due July 1, 2003,
             filed as Exhibit 4.1 to Savoy's Form 8-K, December 19, 1996, is incorporated herein by reference.
  4.7    --  Form of Common Stock Certificate.
 10.1    --  Form of Affiliation Agreements between the Company and Home
             Shopping filed as Exhibit 10.2 to the Company's Registration
             Statement on Form 10, as amended, is incorporated herein by reference.
*10.2    --  Form of 1992 Stock Option and Restricted Stock Plan between the Company and Home Shopping filed as Exhibit 10.6 to the
             Company's Registration Statement on Form 8, as amended, is incorporated herein by reference.
 10.3    --  1986 Stock Option Plan for Employees dated August 1, 1986, filed as Exhibit 10.33 to the Company's Form S-1
             Registration Statement No. 33-8560, dated October 15, 1986, is incorporated herein by reference.
*10.4    --  Form of Retirement Savings and Employment Stock Ownership
             Plan filed as Exhibit 10.8 to the Company's Registration
             Statement on Form 8, as amended, is incorporated herein by reference.
 10.5    --  Form of Indemnification Agreement filed as Exhibit 10.10 to the Company's Registration Statement on Form 10, as amended, is incorporated herein by reference.
 10.6    --  Credit Agreement by and between the Company and Chemical
             Bank and other participating lenders filed as Exhibit 10.15 to the Company's Form 10-K, August 31, 1994, is incorporated herein by reference.
 10.7    --  Consulting Agreement, as amended, by and between the Company and Vincent F. Barresi filed as Exhibit 10.16 to the
             Company's Form 10-K, August 31, 1994, is incorporated herein by reference.
 10.8    --  Form of Loan Agreement, as amended, by and between Silver
             King Capital Corporation, Inc. and Roberts Broadcasting
             Company of Denver filed as Exhibit 10.17 to the Company's
             Form 10-K, August 31, 1994, is incorporated herein by
             reference.
 10.9    --  Form of Shareholder Agreement by and among Silver King
             Capital Corporation, Inc., Roberts Broadcasting Company of
             Denver, Michael V. Roberts and Steven C. Roberts filed as
             Exhibit 10.18 to the Company's Form 10-K, August 31, 1994,
             is incorporated herein by reference.
 10.10   --  Amendment to Credit Agreement by and between the Company and
             Chemical Bank and other participating lenders dated August
             31, 1994 filed as Exhibit 10.20 to the Company's Form 10-K,
             August 31, 1995, is incorporated herein by reference.

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 10.11   --  Termination Agreements by and between the Company and James
             M. Lawless, Steven H. Grant, Michael Drayer and Joan E.
             Halfaker dated October 30, 1995, filed as Exhibit 10.22 to the Company's Form 10-K, August 31, 1995, are incorporated herein by reference.
 10.12   --  Limited Liability Company Agreement (the "LLC"), Funding
             Agreement and Form of First Amendment to LLC, Registration
             Rights Agreement and associated documents between the
             Company, the Class A Shareholders of Blackstar
             Communications, Inc. and Fox Television Stations, Inc. dated
             June 27, 1995 and August 18, 1995, filed as Exhibit 10.23 to the Company's Form 10-K, August 31, 1995, are incorporated herein by reference.
*10.13   --  1986 Stock Option Plan for Employees dated August 1, 1986, filed as Exhibit 10.33 to Home Shopping's Form S-1
             Registration Statement No. 33-8560, dated October 15, 1986, is incorporated herein by reference.
*10.14   --  First, Second, Third and Fourth Amendments to the 1986 Stock
             Option Plan for Employees filed as Exhibit 10.31 to Home
             Shopping's Form 10-K, December 31, 1993, are incorporated
             herein by reference.
*10.15   --  Form of 1990 Executive Stock Award Program dated October 17,
             1990, as amended, filed as Exhibit 10.23 to Home Shopping's
             Form 10-K, August 31,1991, is incorporated herein by
             reference.
 10.16   --  Stock Purchase Agreement by and between Home Shopping and
             The National Registry Inc. dated April 28, 1992, filed as
             Exhibit 10.29 to Home Shopping's Form 10-K, August 31, 1992,
             is incorporated herein by reference.
 10.17   --  Form of Amendment dated as of July 28, 1994, to Affiliation
             Agreements between Home Shopping Club, Inc. and SKC filed as
             Exhibit 10.19 to Home Shopping's Form 10-K, December 31,
             1994, is incorporated herein by reference.
 10.18   --  Credit Card Program Agreement, dated as of February 16,
             1994, by and among Home Shopping, participating subsidiaries and General Electric Capital Corporation filed as Exhibit
             10.30 to Home Shopping's Form 10-K, December 31, 1993, is
             incorporated herein by reference.
*10.19   --  Amended and Restated Home Shopping Network, Inc. Retirement
             Savings Plan and Trust Agreements, which incorporates by
             reference the Home Shopping Network, Inc. Retirement Savings and Employee Stock Ownership Plan and Trust filed as Exhibit
             10.33 to Home Shopping's Form 10-K, December 31, 1993, is
             incorporated herein by reference.
*10.20   --  Home Shopping Network, Inc. Employee Stock Purchase Plan and
             Part-Time Employee Stock Purchase Plan filed as Exhibit
             10.30 to Home Shopping's Form 10-K, December 31, 1994, is
             incorporated herein by reference.
*10.21   --  Home Shopping Network, Inc. Employee Equity Participation
             Plan and Agreement and Declaration of Trust filed as Exhibit
             10.31 to Home Shopping's Form 10-K, December 31, 1994, is
             incorporated herein by reference.
*10.22   --  Home Shopping Network, Inc. 1996 Stock Option Plan for
             Employees filed as Exhibit A to the Home Shopping Definitive
             Proxy Statement, March 28, 1996, is incorporated herein by reference.
*10.23   --  Home Shopping Network, Inc. 1996 Stock Option Plan for
             Outside Directors filed as Exhibit B to the Home Shopping
             Definitive Proxy Statement, March 28, 1996, is incorporated herein by reference.
 10.24   --  Binding Term Sheet for the Stockholders Agreement dated
             August 24, 1995, between Barry Diller and Liberty Media
             Corporation and the First Amendment thereto dated August 25,
             1996, filed as Appendix I to the Company's Definitive Proxy
             Statement, November 20, 1996, are incorporated herein by
             reference.
 10.25   --  Exchange Agreement dated as of December 20, 1996 by and between the Registrant and Liberty HSN, Inc.
*10.26   --  Equity and Bonus Compensation Agreement dated as of August
             24, 1995 between Barry Diller and the Company.

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
*10.27  --  Silver King Communications, Inc. 1995 Stock Incentive Plan
            filed as Appendix G to the Company's Definitive Proxy
            Statement, November 20, 1996, is incorporated herein by
            reference.
*10.28  --  Silver King Communications, Inc. Directors' Stock Option
            Plan filed as Appendix H to the Company's Definitive Proxy
            Statement, November 20, 1996, is incorporated herein by
            reference.
*10.29  --  Employment Agreement between the Company and Douglas Binzak dated as of February 13, 1996.
*10.30  --  Employment Agreement between the Company and Adam Ware dated as of May 28, 1996.
*10.31  --  Employment Agreement between Home Shopping and James G.
            Held, dated as of November 24, 1995 filed as Exhibit 10.35 to Home Shopping's Form 10-K, December 31, 1995, is
            incorporated herein by reference.
*10.32  --  Employment Agreement between Home Shopping and Mary Ellen
            Pollin, dated as of December 15, 1995 filed as Exhibit 10.36 to Home Shopping's Form 10-K, December 31, 1995, is
            incorporated herein by reference.
*10.33  --  Employment Agreement between Home Shopping and James G.
            Gallagher, dated as of October 14, 1996.
 10.34  --  Letter Agreement dated April 3, 1996 between Home Shopping
            Network, Inc. and Gen. H. Norman Schwartzkopf.
 10.35  --  Shareholders Agreement dated December 12, 1996 Relating to
            Jupiter Shop Channel Co;. Ltd among Jupiter Programming Co;.
            Ltd, Home Shopping Network, Inc. and Jupiter Shop Channel
            Co;. Ltd.
 10.36  --  Services and Trademark License Agreement dated as of
            December 12, 1996 between Home Shopping Network, Inc. and
            Jupiter Shop Channel Co;. Ltd.
 10.37  --  Purchase and Sale Agreement among Home Shopping Network
            GmbH, Home Shopping Network, Inc., Quelle Schickedanz AG &
            Co, Mr. Thomas Kirch and Dr. Georg Kofler dated January 16,
            1997.
 10.38  --  Joint Venture Agreement Between Quelle Schickedanz AG & Co.,
            Home Shopping Network, Inc., Home Shopping Network GmbH, Mr.
            Thomas Kirch and Dr. Georg Kofler, filed as Exhibit 5.3 to the Purchase and Sale Agreement.
 10.39  --  License Agreement dated as of January 1, 1996 between Ronald
            A. Katz Technology Licensing, L.P. and Home Shopping
            Network, Inc.
 10.40  --  Shareholder Agreement dated as of April 26, 1996 by and among Channel 66 of Vallejo, California, Inc., Whitehead
            Media of California, Inc. and Silver King Capital
            Corporation, Inc.
 10.41  --  Loan Agreement dated as of April 26, 1996 by and between SKC
            Investments, Inc. and Channel 66 of Vallejo, California,
            Inc.
 10.42  --  Credit Agreement dated as of August 2, 1996, among Home
            Shopping Network, Inc., as borrower, Home Shopping Club,
            Inc. and HSN Realty, Inc., as guarantors, the Chase
            Manhattan Bank, as Administrative Agent, LTCB Trust Company,
            as Collateral Agent, the Bank of New York Company, Inc., as
            Documentation Agent and the Lenders filed as Exhibit 10.38 to Home Shopping's Form 10-Q, June 30, 1996, is incorporated herein by reference.
 10.43  --  Pledge Agreement dated as of August 2, 1996, made by Home
            Shopping Network, Inc., a Delaware corporation, in favor of
            LTCB Trust Company, a New York trust company, as collateral agent for the Secured Parties under the Credit Agreement
            dated as of August 2, 1996, among the Pledgor, as borrower,
            Home Shopping Club, Inc. and HSN Realty, Inc., as
            guarantors, The Chase Manhattan Bank, as Administrative
            Agent, LTCB Trust Company, as Collateral Agent, The Bank of
            New York Company, Inc., as Documentation Agent, and the
            Lenders, filed as Exhibit 10.39 to Home Shopping's Form
            10-Q, June 30, 1996, is incorporated herein by reference.
 10.44  --  Joint Venture and License Agreement, dated as of June 12,
            1992, between Savoy Pictures Entertainment, Inc. and Home
            Box Office, Inc. (confidential treatment for portions
            thereof granted), filed as an exhibit bearing the same title in Savoy's S-1 Registration Statement No. 33-57596, is
            incorporated herein by reference.

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 10.45   --  License Agreement, dated as of June 12, 1992, among Savoy
             Pictures Entertainment, Inc. and Home Box Office, Inc.
             (confidential treatment of portions thereof granted), filed as an exhibit bearing the same title in Savoy's S-1
             Registration Statement No. 33-57596, is incorporated herein by reference.
 10.46   --  Warrant Agreement, dated as of March 2, 1992, between Savoy
             Pictures Entertainment, Inc. and Allen & Company
             Incorporated, filed as an exhibit bearing the same title in
             Savoy's S-1 Registration Statement No. 33-57596, is
             incorporated herein by reference.
 10.47   --  Warrant Agreement, dated as of March 2, 1992, between Savoy
             Pictures Entertainment, Inc. and GKH Partners, L.P., filed as an exhibit bearing the same title in Savoy's S-1
             Registration Statement No. 33-57596, is incorporated herein by reference.
 10.48   --  Warrant Agreement, dated as of April 20, 1994 between Savoy and GKH Partners, L.P., filed as an exhibit bearing the same title in Savoy's Form 10-Q, March 31, 1994, is incorporated herein by reference.
 10.49   --  Subscription and Shareholders Agreement, dated as of October
             28, 1994 by and among SF Multistations, Inc., FTS
             Investments, Inc. and Savoy Stations, Inc., filed as an
             exhibit bearing the same title in Savoy's Form 8-K, August
             22, 1995, is incorporated herein by reference.
 10.50   --  Subscription and Shareholders Agreement, dated as of October
             28, 1994 by and among SF Broadcasting of Wisconsin, Inc.,
             FTS Investments, Inc. and Savoy Stations, Inc., as amended, filed as an exhibit bearing the same title in Savoy's Form
             8-K, August 22, 1995, is incorporated herein by reference.
 10.51   --  Credit Agreement, dated as of June 1, 1995, among Savoy, the financial institutions from time to time part thereto and
             Chemical Bank as Administrative Agent and Collateral Agent,
             filed as Exhibit 10 to Savoy's Form 10-Q, June 30, 1995, is incorporated herein by reference.
 10.52   --  First Amendment and Waiver, dated as of March 11, 1996, to the Credit Agreement, dated as of June 1, 1995, among Savoy, the financial institutions party thereto and Chemical Bank, as Administrative Agent and Collateral Agent, filed as
             Exhibit 10(r) to Savoy's Form 10-K, December 31, 1995, is
             incorporated herein by reference.
 10.53   --  Credit Agreement, dated as of June 30, 1995, among SF
             Broadcasting of Green Bay, Inc., SF Broadcasting of Mobile,
             Inc., SF Broadcasting of New Orleans, Inc., and SF
             Broadcasting of Honolulu, Inc., the financial institutions from time to time party thereto, Chemical Bank, as
             administrative agent and as collateral agent, First Union
             National Bank of North Carolina, as managing agent, and The
             Bank of New York, Natwest Bank, N.A. and Banque Paribas as
             co-agents, filed as an exhibit bearing the same title in
             Savoy's Form 8-K, August 22, 1995, is incorporated herein by reference.
 10.54   --  Station Affiliation Agreement, dated as of April 28, 1995, between Fox Broadcasting Company and SF Broadcasting of
             Green Bay, Inc., filed as Exhibit 10(u) to Savoy's Form
             10-K, December 31, 1995, is incorporated herein by
             reference.
 10.55   --  Station Affiliation Agreement, dated as of August 22, 1995, between Fox Broadcasting Company and SF Broadcasting of
             Honolulu, Inc., filed as Exhibit 10(v) to Savoy's Form 10-K,
             December 31, 1995, is incorporated herein by reference.
 10.56   --  Station Affiliation Agreement, dated as of August 22, 1995, between Fox Broadcasting Company and SF Broadcasting of
             Mobile, Inc., filed as Exhibit 10(w) to Savoy's Form 10-K,
             December 31, 1995, is incorporated herein by reference.
 10.57   --  Form of Amendment and Waiver to the Credit Agreement, dated as of June 30, 1995, among SF Broadcasting of New Orleans,
             Inc., SF Broadcasting of Mobile, Inc., SF Broadcasting of
             Honolulu, Inc. and SF Broadcasting of Green Bay, Inc., as
             borrowers, the financial institutions from time to time
             party thereto, and The Chase Manhattan Bank (formerly known as Chemical Bank)(as administrative agent and collateral
             agent), filed as Exhibit 10.1 to Savoy's Form 10-Q,
             September 30, 1996, is incorporated herein by reference.

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
*10.58  --  Amended and Restated Stock Option Plan (including form of
            Stock Options Agreement) filed as Exhibit 4.1 to Savoy's
            Registration Statement No. 33-70740, is incorporated herein by reference.
*10.59  --  Savoy 1995 Stock Option Plan filed as Exhibit 10(t) to
            Savoy's Form 10-K, December 31, 1995, is incorporated herein by reference.
 21     --  Subsidiaries of the Company.
 23.1   --  Consent of Ernst & Young LLP
 23.2   --  Consent of Deloitte & Touche LLP
 27     --  Financial Data Schedule (for SEC use only).

---------------

* Reflects management contracts and compensatory plans.

     (b) Reports on Form 8-K.

     On December 23, 1996, the Company filed a report on Form 8-K setting forth the approval by the shareholders of the Company, Savoy and the Home Shopping of the Savoy Merger and the Home Shopping Merger which were consummated on December 19, 1996 and December 20, 1996, respectively. The Company also reported the name change for the Company approved by the shareholders on December 19, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 10, 1997
                                          HSN, INC.
                                          By:        /s/ BARRY DILLER
                                            ------------------------------------
                                                        Barry Diller
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 10, 1997.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                  /s/ BARRY DILLER                     Chairman of the Board and Chief Executive
-----------------------------------------------------  Officer
                    Barry Diller

                 /s/ JAMES G. HELD                     Director and Vice Chairman
-----------------------------------------------------
                   James G. Held

                /s/ JED B. TROSPER                     Vice President, Chief Financial Officer and
-----------------------------------------------------  Treasurer (Principal Financial Officer)
                  Jed B. Trosper

               /s/ BRIAN J. FELDMAN                    Controller (Chief Accounting Officer)
-----------------------------------------------------
                 Brian J. Feldman

                /s/ VICTOR KAUFMAN                     Director and Office of the Chairman
-----------------------------------------------------
                  Victor Kaufman

               /s/ JOHN E. OXENDINE                    Director
-----------------------------------------------------
                 John E. Oxendine

                                                       Director
-----------------------------------------------------
                  Bruce M. Ramer

                                                       Director
-----------------------------------------------------
              H. Norman Schwarzkopf

                 /s/ ELI J. SEGAL                      Director
-----------------------------------------------------
                   Eli J. Segal

             /s/ SIDNEY J. SHEINBERG                   Director
-----------------------------------------------------
               Sidney J. Sheinberg

              /s/ RICHARD E. SNYDER                    Director
-----------------------------------------------------
                Richard E. Snyder

                                                                     SCHEDULE II

                           HSN, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE      CHARGED       CHARGED                        BALANCE
                                        AT           TO            TO                             AT
                                     BEGINNING    COSTS AND       OTHER       DEDUCTIONS --       END
DESCRIPTION                          OF PERIOD    EXPENSES     ACCOUNTS(2)     DESCRIBE(1)     OF PERIOD
-----------                          ---------    ---------    -----------    -------------    ---------
                                                               (IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31, 1996.....    $ 68         $  23        $2,751           $(163)        $2,679
                                       ====         =====        ======           =====         ======
  Four months ended December 31,
     1995..........................    $ 82         $  51        $   --           $ (65)        $   68
                                       ====         =====        ======           =====         ======
  Year ended August 31, 1995.......    $ 73         $ 179        $   --           $(170)        $   82
                                       ====         =====        ======           =====         ======
  Year ended August 31, 1994.......    $236         $(163)       $   --           $  --         $   73
                                       ====         =====        ======           =====         ======

---------------

(1) Write-off fully reserved accounts receivable.
(2) Amount relates to mergers with Savoy Pictures Entertainment, Inc. and subsidiaries and Home Shopping Network, Inc. and subsidiaries.