Form 10-Q
period 1997-03-31
HSN INC
filed 1997-05-15
CIK 891103

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                         COMMISSION FILE NUMBER 0-20570

                                   HSN, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      59-2712887
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                      1 HSN DRIVE, ST. PETERSBURG, FLORIDA
                    (Address of principal executive offices)

                                     33729
                                   (Zip Code)

                                 (813) 572-8585
              (Registrant's telephone number, including area code)

                            2501 118TH AVENUE NORTH
                             ST. PETERSBURG,FLORIDA
                                     33716
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Total number of shares of outstanding stock as of May 1, 1997

Common stock.........................  36,094,593
Class B common stock.................  10,225,056

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HSN, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-----------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                1997         1996
-----------------------------------------------------------------------------------
                                                              (In thousands, except
                                                                 per share data)
NET REVENUES
  Home Shopping.............................................  $261,418      $    --
  Broadcasting..............................................    12,294       11,112
  Other.....................................................     5,839           --
                                                              --------      -------
          Total net revenues................................   279,551       11,112
                                                              --------      -------
Operating costs and expenses:
  Cost of sales.............................................   158,614          128
  Selling and marketing.....................................    35,294           --
  General and administrative................................    22,562        5,811
  Engineering and programming...............................    18,713           88
  Depreciation and amortization.............................    20,959        3,458
                                                              --------      -------
          Total operating costs and expenses................   256,142        9,485
                                                              --------      -------
          Operating profit..................................    23,409        1,627
                                                              --------      -------
Other income (expense):
  Interest income...........................................     1,340          619
  Interest expense..........................................    (7,021)      (2,412)
  Miscellaneous.............................................    (3,229)         137
                                                              --------      -------
                                                                (8,910)      (1,656)
                                                              --------      -------
Earnings (loss) before income taxes and minority interest...    14,499          (29)
Income tax expense..........................................   (11,129)        (577)
Minority interest...........................................       400           --
                                                              --------      -------
NET EARNINGS (LOSS).........................................  $  3,770      $  (606)
                                                              ========      =======
Net earnings (loss) per common share........................  $    .07      $  (.06)
                                                              ========      =======
Weighted average shares outstanding.........................    50,623        9,456
                                                              ========      =======

        The accompanying notes are an integral part of these statements.

                           HSN, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

---------------------------------------------------------------------------------------------
                                                             MARCH 31,
                                                       ----------------------    DECEMBER 31,
ASSETS                                                    1997         1996          1996
---------------------------------------------------------------------------------------------
                                                                   (In thousands)
CURRENT ASSETS
Cash and cash equivalents............................  $   41,562    $ 23,318     $   42,606
Accounts and notes receivable, net...................      53,291       3,421         56,832
Inventories, net.....................................     113,479          --        100,527
Deferred income taxes................................      34,718       1,797         40,842
Other current assets, net............................       6,778         841          7,791
                                                       ----------    --------     ----------
          Total current assets.......................     249,828      29,377        248,598

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment.....................      98,556      73,575         95,472
Buildings and leasehold improvements.................      63,072      19,395         63,739
Furniture and other equipment........................      20,889       2,225         20,414
                                                       ----------    --------     ----------
                                                          182,517      95,195        179,625
  Less accumulated depreciation and amortization.....      78,143      70,942         73,959
                                                       ----------    --------     ----------
                                                          104,374      24,253        105,666
Land.................................................      14,944       3,334         14,944
Projects in progress.................................       6,519         139          1,365
                                                       ----------    --------     ----------
                                                          125,837      27,726        121,975
OTHER ASSETS
Intangible assets, net...............................   1,529,969      57,643      1,545,947
Cable distribution fees, net ($39,825; $0; and
  $40,892, respectively, to related parties).........     112,854          --        113,594
Long-term investments ($15,729; $5,000; and $5,581,
  respectively, in related parties)..................      27,958       5,135         30,121
Notes receivable, net of current portion ($1,639; $0;
  and $1,639, respectively, from related parties)....      17,042      11,396         17,741
Deferred income taxes................................       6,086          --          1,926
Deferred charges and other, net......................      29,726       3,693         36,330
                                                       ----------    --------     ----------
                                                        1,723,635      77,867      1,745,659
                                                       ----------    --------     ----------
                                                       $2,099,300    $134,970     $2,116,232
                                                       ==========    ========     ==========

        The accompanying notes are an integral part of these statements.

                           HSN, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                              MARCH 31,
                                                       -----------------------    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                      1997         1996           1996
----------------------------------------------------------------------------------------------
                                                                   (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations..........  $   14,734    $  12,638     $   42,906
Accounts payable.....................................     109,599           --         95,421
Programming fees ($8,703; $0; and $9,051,
  respectively, to related parties)..................      35,472           --         40,717
Other accrued liabilities............................      82,572        6,967         93,998
                                                       ----------    ---------     ----------
          Total current liabilities..................     242,377       19,605        273,042

LONG-TERM OBLIGATIONS (net of current maturities)....     269,071       92,730        271,430
DEFERRED INCOME TAXES................................          --       14,451             --
OTHER LONG-TERM LIABILITIES, net.....................      58,392           --         56,875
MINORITY INTEREST....................................     365,009           --        356,136
COMMITMENTS AND CONTINGENCIES........................          --           --             --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized
  15,000,000; 50,000; and 15,000,000 shares,
  respectively, no shares issued and outstanding.....          --           --             --
Common stock -- $.01 par value; authorized
  150,000,000; 30,000,000; and 150,000,000 shares,
  respectively; issued
  and outstanding 36,094,193; 7,055,332; and
  35,992,903 shares, respectively....................         361           71            360
Class B -- convertible common stock -- $.01 par
  value; authorized, 30,000,000; 2,415,945; and
  30,000,000 shares, respectively; issued and
  outstanding, 10,225,056; 2,415,945; and 10,225,056
  shares, respectively...............................         102           24            102
Additional paid-in capital...........................   1,286,671      127,189      1,285,277
Accumulated deficit..................................    (112,892)    (110,729)      (116,662)
Unearned compensation................................      (4,793)      (3,373)        (5,330)
Note receivable from key executive for common stock
  issuance...........................................      (4,998)      (4,998)        (4,998)
                                                       ----------    ---------     ----------
                                                        1,164,451        8,184      1,158,749
                                                       ----------    ---------     ----------
                                                       $2,099,300    $ 134,970     $2,116,232
                                                       ==========    =========     ==========

        The accompanying notes are an integral part of these statements.

                           HSN, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                                                               NOTE
                                                                                            RECEIVABLE
                                                                                             FROM KEY
                                                                                            EXECUTIVE
                                      CLASS B                                                  FOR
                                    CONVERTIBLE   ADDITIONAL                                  COMMON
                           COMMON     COMMON       PAID-IN     ACCUMULATED     UNEARNED       STOCK
                           STOCK       STOCK       CAPITAL       DEFICIT     COMPENSATION    ISSUANCE      TOTAL
------------------------------------------------------------------------------------------------------------------
                                                                (In thousands)
BALANCE AT JANUARY 1,
  1996...................   $ 70       $ 24       $  126,119    $(110,123)     $(3,621)      $(4,998)    $    7,471
Issuance of common stock
  upon exercise of stock
  options................      1         --              640           --           --            --            641
Income tax benefit
  related to executive
  stock options
  exercised..............     --         --              430           --           --            --            430
Amortization of unearned
  compensation related to
  grant of stock options
  to key executive.......     --         --               --           --          248            --            248
Net loss for the three
  months ended March 31,
  1996...................     --         --               --         (606)          --            --           (606)
                            ----       ----       ----------    ---------      -------       -------     ----------
BALANCE AT MARCH 31,
  1996...................   $ 71       $ 24       $  127,189    $(110,729)     $(3,373)      $(4,998)    $    8,184
                            ====       ====       ==========    =========      =======       =======     ==========

BALANCE AT JANUARY 1,
  1997...................   $360       $102       $1,285,277    $(116,662)     $(5,330)      $(4,998)    $1,158,749
Issuance of common stock
  upon exercise of stock
  options................      1         --              806           --           --            --            807
Income tax benefit
  related to executive
  stock options
  exercised..............     --         --              588           --           --            --            588
Amortization of unearned
  compensation related to
  grant of stock options
  to key executive.......     --         --               --           --          248            --            248
Expense related to
  executive stock award
  program and stock
  options................     --         --               --           --           34            --             34
Expense related to
  employee equity
  participation plan.....     --         --               --           --          255            --            255
Net earnings for the
  three months ended
  March 31, 1997.........     --         --               --        3,770           --            --          3,770
                            ----       ----       ----------    ---------      -------       -------     ----------
BALANCE AT MARCH 31,
  1997...................   $361       $102       $1,286,671    $(112,892)     $(4,793)      $(4,998)    $1,164,451
                            ====       ====       ==========    =========      =======       =======     ==========

        The accompanying notes are an integral part of these statements.

                           HSN, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                1997         1996
-----------------------------------------------------------------------------------
                                                                 (In thousands)
Cash flows from operating activities:
Net earnings (loss).........................................  $  3,770      $  (606)
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................    16,111        3,458
  Amortization of cable distribution fees...................     4,851           --
  Non-cash operating expense................................    (4,694)          --
  Non-cash interest expense.................................     1,054          216
  Deferred income taxes.....................................     7,615          412
  Equity in losses of unconsolidated affiliates.............     3,322           --
  Amortization of unearned compensation.....................       537          248
  Inventory carrying adjustment.............................      (712)          --
  Minority interest.........................................      (400)          --
  (Gain) loss on retirement or sale of fixed assets.........         5           (2)
  Provision for losses on accounts and notes receivable.....       509           20
  Changes in current assets and liabilities:
     Decrease in accounts receivable........................     3,189          847
     Increase in inventories................................   (12,240)          --
     Decrease in other current assets.......................     1,013          358
     Increase in accounts payable...........................    14,178           --
     Increase (decrease) in accrued liabilities.............   (12,579)       1,297
  Increase in cable distribution fees.......................    (4,112)          --
  (Increase) decrease in other..............................     8,121          (20)
                                                              --------      -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........    29,538        6,228
                                                              --------      -------
Cash flows from investing activities:
  Capital expenditures......................................    (9,405)         (73)
  Capital contributions received............................     9,000           --
  Increase in long-term investments.........................    (1,159)          --
  Proceeds from long-term notes receivable..................       815          617
  Payment of merger costs...................................      (341)          --
  Proceeds from sale of fixed assets........................       236            3
  Payment of capitalized restructuring fees.................        --         (170)
                                                              --------      -------
          NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES......................................      (854)         377
                                                              --------      -------
Cash flows from financing activities:
  Principal payments on long-term obligations...............   (30,534)      (3,068)
  Proceeds from issuance of common stock....................       806          641
                                                              --------      -------
          NET CASH USED IN FINANCING ACTIVITIES.............   (29,728)      (2,427)
                                                              --------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (1,044)       4,178
Cash and cash equivalents at beginning of period............    42,606       19,140
                                                              --------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 41,562      $23,318
                                                              ========      =======

        The accompanying notes are an integral part of these statements.

                           HSN, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The interim Condensed Consolidated Financial Statements of HSN, Inc. and Subsidiaries (the "Company") are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 1996.

     In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Condensed Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's audited Consolidated Financial Statements and Notes thereto.

     The Condensed Consolidated Financial Statements include the operations of Savoy Pictures Entertainment, Inc. and subsidiaries ("Savoy") and the operations of Home Shopping Network, Inc. and subsidiaries ("Home Shopping") from the date of acquisition (collectively, the "Mergers") on December 19, 1996 and December 20, 1996, respectively.

NOTE B -- RECLASSIFICATION

     Certain amounts in the Condensed Consolidated Financial Statements for March 31, 1996 have been reclassified to conform to the 1997 presentation, including costs associated with the operations of the broadcast stations which were classified as general and administrative expense in 1996 and reclassified to engineering and programming in 1997.

NOTE C -- CREDIT FACILITIES AND CONVERTIBLE SUBORDINATED DEBENTURES

     During the first quarter, the Company made principal repayments of $12.5 million and $18.0 million on its 12% Convertible Senior Subordinated Note and the SF Broadcast Facility, respectively. Savoy's broadcasting operations ("SF Broadcasting") are 50% owned by each of Savoy and Fox Broadcasting Company ("Fox"). Savoy and Fox each made a capital contribution to SF Broadcasting of $9.0 million on March 27, 1997 which was used to repay borrowings under the SF Broadcast Facility. On that date, SF Broadcasting entered into an Amendment and Waiver to the SF Broadcast Facility which provided a waiver of certain covenants for the quarters ended September 30, 1996 and December 31, 1996 and amended certain covenants for the first two quarters of 1997. The Company was in compliance with the amended terms and all other covenants at March 31, 1997.

     In connection with the Mergers, the Company became a joint and several obligor with respect to the Home Shopping Network 5 7/8% Convertible Subordinated Debentures and to the Savoy Pictures Entertainment, Inc. 7% Convertible Subordinated Debentures. The liability of Home Shopping and Savoy is subordinated under these debentures.

     On May 1, 1997, the Company entered into a new credit facility. See Note H.

NOTE D -- INCOME TAXES

     The Company had taxable income for the three months ended March 31, 1997 which was offset in part by net operating losses.

     The Company's federal income tax returns for fiscal years 1992, 1993 and 1994 are currently under examination by the Internal Revenue Service ("IRS"). Although the IRS has proposed adjustments, it has not issued a Statutory Notice of Deficiency. The Company maintains that it has meritorious positions with respect to these adjustments which are not anticipated to have a material impact on the financial position or results of operations of the Company.

                           HSN, INC. AND SUBSIDIARIES

NOTE E -- EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per common share is based on net earnings (loss) divided by the weighted average number of common shares outstanding giving effect to stock options and convertible debt when applicable. Fully diluted earnings (loss) per common share is considered to be the same as primary earnings (loss) per common share since the effect of certain potentially dilutive securities is anti-dilutive in all periods presented.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Management has not yet determined whether SFAS 128 will have any material impact on the Company's per share amounts.

NOTE F -- CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of auction preferred shares, money market funds and certificates of deposit with original maturities of less than 91 days.

     Supplemental disclosures of cash flow information:

------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                               1997            1996
------------------------------------------------------------------------------------
                                                                  (In thousands)
     CASH PAID FOR:
       Interest.............................................  $7,895          $1,541
       Income taxes.........................................     213              64
     CASH RECEIVED FOR:
       Income tax refund....................................      14              --

NOTE G -- SAVOY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

     The Company has not presented separate financial statements and other disclosures concerning Savoy because management has determined that such information is not material to holders of the Savoy Debentures, all of which have been assumed by the Company as a joint and several obligor. The information presented is reflected at Savoy's historical cost basis.

---------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
SUMMARIZED OPERATING INFORMATION                               1997              1996
---------------------------------------------------------------------------------------
                                                                   (In thousands)
     Net revenue............................................  $17,659          $ 27,574
     Operating expenses.....................................   19,757            42,014
     Operating loss.........................................   (2,098)          (14,440)
     Net loss...............................................   (3,652)          (23,114)

                           HSN, INC. AND SUBSIDIARIES

----------------------------------------------------------------------------------------------
                                                             MARCH 31,
                                                     --------------------------   DECEMBER 31,
SUMMARY BALANCE SHEET INFORMATION                      1997              1996         1996
----------------------------------------------------------------------------------------------
                                                                  (In thousands)
     Current assets................................  $ 42,789          $151,572     $61,901
     Non-current assets............................   288,099           373,751     302,195
     Current liabilities...........................    24,299            85,978      60,716
     Non-current liabilities.......................   123,449           178,842     124,198
     Minority interest.............................   120,233            68,346     112,717

NOTE H -- SUBSEQUENT EVENT

     On May 1, 1997, the Company entered into a new $275.0 million Revolving Credit Facility (the "New Facility") with a $35.0 million sub-limit for letters of credit. The New Facility, which replaced both the Home Shopping Revolving Credit Facility and the Company's Secured Senior Term Loans, expires on May 1, 2002. The New Facility is unsecured and the interest rate on borrowings is tied to the London Interbank Offered Rate plus an applicable margin. At May 1, 1997, there was $70.0 million in outstanding borrowings under the New Facility and $195.5 million was available for borrowing after taking into account outstanding letters of credit.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     HSN, Inc. and its subsidiaries (the "Company") is a holding company, the subsidiaries of which conduct the operations of the Company's various business activities. On December 19 and 20, 1996, the Company merged with Savoy Pictures Entertainment, Inc. ("Savoy") and Home Shopping Network, Inc. ("Home Shopping"), respectively (collectively, the "Mergers"). The Mergers were accounted for using the purchase method of accounting. Following the Mergers, the Company's principal areas of business are electronic retailing and television broadcasting. The electronic retailing business operates two services, The Home Shopping Network ("HSN") and America's Store, through an indirect wholly-owned subsidiary Home Shopping Club, Inc. ("HSC"). The television broadcasting business owns and operates twelve full-power UHF television stations (the "SKTV Stations") and four full-power VHF television stations ("SF Broadcasting"). SF Broadcasting is 50% owned by each of Savoy and Fox Broadcasting Company ("Fox").

     THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, NEW DEVELOPMENTS, NEW MERCHANDISING STRATEGIES AND SIMILAR MATTERS. A VARIETY OF FACTORS COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE TO DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE OPERATIONS, PERFORMANCE, DEVELOPMENT AND RESULTS OF THE COMPANY'S BUSINESS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: BUSINESS AND GENERAL ECONOMIC CONDITIONS, COMPETITIVE FACTORS, CHANNEL SPACE AVAILABILITY, THE COST AND AVAILABILITY OF APPROPRIATE MERCHANDISE, CONSOLIDATION WITHIN THE CABLE INDUSTRY, COST OF CARRIAGE OF THE COMPANY'S PROGRAMMING AND CHANGES IN THE REGULATORY ENVIRONMENT.

A. CONSOLIDATED RESULTS OF OPERATIONS

     The following discussions present the material changes in the consolidated results of operations of the Company for the quarter ended March 31, 1997, compared with the quarter ended March 31, 1996, and separately with the pro forma quarter ended March 31, 1996. The operations of the quarter ended March 31, 1996, consist solely of the operations of the SKTV Stations while the operations of the pro forma quarter ended March 31, 1996, are stated as if the Mergers occurred on January 1, 1996. Reference should also be made to the Condensed Consolidated Financial Statements included herein.

QUARTER ENDED MARCH 31, 1997 VS. QUARTER ENDED MARCH 31, 1996

     The Mergers resulted in significant increases in net revenues, operating costs and expenses, other income (expense), income taxes and net earnings, and will continue to materially impact the Company's operations for the remainder of 1997 when compared to 1996, and accordingly, no significant discussion of these fluctuations is presented.

INCOME TAXES

     The Company's effective tax rate of 77% is higher than the statutory rate due primarily to the amortization of non-deductible goodwill and other acquired intangibles, the non-recognition of net operating losses from less than 80% owned subsidiaries, certain non-deductible executive compensation and state income taxes. The Company's effective tax rate is expected to exceed the statutory rate for the remainder of 1997.

MINORITY INTEREST

     Minority interest represents Liberty HSN, Inc.'s ("Liberty HSN") 19.9% interest in Home Shopping's earnings and Fox's 50% interest in SF Broadcasting for the quarter ended March 31, 1997.

QUARTER ENDED MARCH 31, 1997 VS. PRO FORMA QUARTER ENDED MARCH 31, 1996

     The following unaudited pro forma operating results of the Company have been prepared using the purchase method of accounting. During 1996, Savoy ceased its activities in the motion picture business and accordingly, the following results for the quarter ended March 31, 1996, were prepared excluding the operating results of the Savoy motion picture business and giving effect to the Mergers as if they had occurred January 1, 1996.

     The Unaudited Combined Condensed Statements of Operations -- 1997 Actual vs. 1996 Pro forma are presented for illustrative purposes only and are not necessarily indicative of the results of operations which would have actually been reported had any of the transactions occurred as of January 1, 1996, nor are they necessarily indicative of future results of operations.

                           HSN, INC. AND SUBSIDIARIES

 UNAUDITED COMBINED CONDENSED STATEMENTS OF OPERATIONS -- 1997 ACTUAL VS. 1996
                                   PRO FORMA

------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1997          1996
------------------------------------------------------------------------------------
                                                              (In thousands, except
                                                                 per share data)
NET REVENUES:
  Home Shopping.............................................  $261,418      $255,613
  Broadcasting..............................................    12,294        11,430
  Other.....................................................     5,839            --
                                                              --------      --------
          Total net revenues................................   279,551       267,043
Operating costs and expenses:
  Cost of sales.............................................   158,614       164,940
  Other costs...............................................    76,569        75,946
  Depreciation and amortization.............................    20,959        22,566
                                                              --------      --------
          Total operating costs and expenses................   256,142       263,452
                                                              --------      --------
          Operating profit..................................    23,409         3,591
Interest expense, net.......................................    (5,681)      (10,739)
Other income (expense), net.................................    (3,229)        2,302
                                                              --------      --------
                                                                (8,910)       (8,437)
                                                              --------      --------
Income (loss) before income taxes and minority interest.....    14,499        (4,846)
Income tax expense..........................................   (11,129)       (3,273)
Minority interest...........................................       400         1,252
                                                              --------      --------
NET EARNINGS (LOSS).........................................  $  3,770      $ (6,867)
                                                              ========      ========
Net earnings (loss) per common share........................  $    .07      $   (.14)
                                                              ========      ========
Weighted average number of common shares....................    50,623        48,731
                                                              ========      ========

EBITDA......................................................  $ 44,368      $ 26,157
                                                              ========      ========
Attributable EBITDA.........................................  $ 43,634      $ 24,520
                                                              ========      ========

REVENUES -- ACTUAL VS. PRO FORMA

     For the quarter ended March 31, 1997, total revenues for the Company increased $12.5 million, or 4.7%, to $279.6 million from $267.0 million compared to the pro forma quarter ended March 31, 1996. The increase in revenues for the quarter ended March 31, 1997, resulted in part from an increase in net sales for Home Shopping of $5.8 million, or 2.3%, to $261.4 million from $255.6 million for the pro forma quarter ended March 31, 1996.

     Net sales of HSC increased $17.9 million, or 8.0%, for the quarter ended March 31, 1997, reflecting a 12.1% increase in the number of packages shipped and a 10.6% decrease in the average price per unit sold compared to the pro forma quarter ended March 31, 1996. The increase in HSC net sales was primarily offset by planned decreases in net sales by wholly-owned subsidiaries, HSN Mail Order, Inc. ("Mail Order"), Internet Shopping Network, Inc. ("ISN"), and the retail outlet stores of $6.7 million, $1.7 million and $2.5 million, respectively.

     The Company believes that the improved sales in the quarter ended March 31, 1997, compared to the same period in 1996, were primarily the result of ongoing changes made by new management to the Company's merchandising and programming strategies. Management is continuing to take additional steps to improve sales by changing the mix of products sold, introducing new products, maintaining the desired average price point and creating exciting programming. Additional personnel have been hired to assist in implementing these new merchandising and programming strategies. Management has reformatted the former Spree! service to America's Store which was launched in January 1997. This change was designed to focus America's Store on some of the most popular product areas of electronic retailing. This service has undergone various format changes to date, and the Company is continuing to develop this service. There can be no assurance that the additional changes to the Company's merchandising and programming strategies will achieve management's intended results.

     For the quarter ended March 31, 1997, HSC's merchandise return percentage decreased to 22.0% from 24.9% for the same period in 1996. Management believes that the lower return rate is primarily attributable to the decrease in the average price per unit and the mix of products sold. Promotional price discounts decreased to 1.7% of the HSC sales for the quarter ended March 31, 1997 from 3.8% in the same period in 1996 as fewer discounts were offered.

     At March 31, 1997 and 1996, HSC had approximately 4.7 million active customers. An active customer is one who has completed a transaction within the last eighteen months or placed an order within the last seven months. In addition, 59.8% of active customers have made more than one purchase in the last eighteen months, compared to 59.4% at March 31, 1996.

     The following table highlights the changes in the estimated unduplicated television household reach of HSN, the Company's primary service, for the twelve months ended March 31, 1997:

--------------------------------------------------------------------------------------------------
                                                        CABLE*    BROADCAST    SATELLITE    TOTAL
--------------------------------------------------------------------------------------------------
                                                               (In thousands of households)
Households -- March 31, 1996..........................  44,513     20,220        3,788      68,521
Net additions/(deletions).............................   3,614     (1,118)          --       2,496
Shift in classification...............................     643       (643)          --          --
Change in Nielsen household counts....................      --       (687)          --        (687)
                                                        ------     ------        -----      ------
Households -- March 31, 1997..........................  48,770     17,772        3,788      70,330
                                                        ======     ======        =====      ======

---------------

* Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated household reach. Cable households included 2.9 million and 1.3 million direct broadcast satellite ("dbs") households at March 31, 1997 and 1996, respectively, and therefore, these households are excluded from satellite.

     According to industry sources, as of March 31, 1997, there were 96.9 million homes in the United States with a television set, 64.4 million basic cable television subscribers and 3.8 million homes with satellite dish receivers, excluding dbs.

     In addition to the households in the above table, as of March 31, 1997, approximately 11.0 million cable television households were reached by America's Store, of which 4.2 million were on a part-time basis. Of the total cable television households receiving America's Store, 9.6 million also receive HSN. During the remainder of 1997, cable system contracts covering 2.8 million cable subscribers are subject to termination or renewal. This represents 5.7% of the total number of unduplicated cable households receiving HSN. The Company is pursuing both renewals and additional cable television system contracts, but channel availability, competition, consolidation within the cable industry and cost of carriage are some of the factors affecting the negotiations for cable television system contracts. Although management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, management believes that a majority of these contracts will be renewed.

     For the quarter ended March 31, 1997, broadcasting revenues for SF Broadcasting increased $1.1 million, or 10.2%, to $11.8 million from $10.7 million compared to the pro forma quarter ended March 31, 1996. For the quarter ended March 31, 1997, other revenues of $5.8 million relate to the motion picture business of Savoy which was discontinued in 1996 and the Company does not expect significant additional revenues from this business.

OPERATING EXPENSES -- ACTUAL VS. PRO FORMA

COST OF SALES

     For the quarter ended March 31, 1997, cost of sales decreased $6.3 million, or 3.8%, to $158.6 million from $164.9 million compared to the pro forma quarter ended March 31, 1996. The decrease in cost of sales for the quarter ended March 31, 1997, primarily relates to a decrease in cost of sales for Home Shopping of $12.3 million, or 7.5%, to $152.4 million from $164.8 million for the pro forma quarter ended March 31, 1996. As a percentage of net sales, Home Shopping's cost of sales decreased to 58.3% from 64.5% compared to the pro forma quarter ended March 31, 1996.

     Cost of sales of HSC decreased $4.7 million for the quarter ended March 31, 1997. In addition, cost of sales of Mail Order, ISN and the retail outlet stores decreased $3.5 million, $1.8 million and $2.7 million, respectively as a result of the planned reduction in revenues for these subsidiaries. As a percentage of HSC's net sales, cost of sales decreased to 59.2% from 66.0% compared to the pro forma quarter ended March 31, 1996.

     Management believes the decreases in Home Shopping's and HSC's cost of sales when compared to pro forma 1996, are primarily the result of changes in merchandising and programming strategies, as discussed in "Revenues -- Actual vs. Pro forma."

     For the quarter ended March 31, 1997, the decrease in cost of sales of Home Shopping was offset in part by a $4.9 million increase in cost of sales related to the discontinued motion picture business. Significant additional cost of sales are not expected from the motion picture business.

OTHER COSTS

     For the quarter ended March 31, 1997, other costs increased $.6 million, or 0.8%, to $76.6 million from $76.0 million compared to the pro forma quarter ended March 31, 1996. These expenses are expected to increase primarily due to increases in certain general and administrative expenses.

DEPRECIATION AND AMORTIZATION

     For the quarter ended March 31, 1997, depreciation and amortization expense decreased $1.6 million, or 7.1%, to $21.0 million from $22.6 million. The decrease primarily relates to a $1.5 million decrease in depreciation and amortization related to the SKTV Stations resulting from certain broadcast related intangibles which are now fully amortized. Depreciation expense will increase in 1997 compared to pro forma 1996 related to increased capital expenditures in 1997.

INTEREST EXPENSE, NET

     For the quarter ended March 31, 1997, interest expense, net, decreased $5.0 million, or 47.1%, to $5.7 million from $10.7 million because of lower borrowing levels, and a lower average borrowing rate. In addition to these decreases, interest income increased due to the Company's higher overall cash balance compared to the pro forma quarter ended March 31, 1996.

OTHER INCOME (EXPENSE), NET

     For the quarter ended March 31, 1997, other expense increased $5.5 million compared to the quarter ended March 31, 1996. This is primarily due to equity losses totaling $3.3 million relating to the Company's investments in Home Order Television GmbH & Co. ("HOT") and Jupiter Shop Channel Co. Ltd. compared to the quarter ended March 31, 1996, which included a one-time $1.5 million payment received in connection with the termination of the Canadian Home Shopping Network license agreement.

INCOME TAXES

     The Company's effective tax rate of 77% is higher than the statutory rate due primarily to the amortization of non-deductible goodwill and other acquired intangibles, the non-recognition of net operating losses from less than 80% owned subsidiaries, certain non-deductible executive compensation and state income taxes. The Company's effective tax rate is expected to exceed the statutory rate for the remainder of 1997.

MINORITY INTEREST

     For the quarter ended March 31, 1997, minority interest decreased $.9 million, or 68.1%, to $.4 million from $1.3 million compared to the pro forma quarter ended March 31, 1996. This decrease relates to Liberty HSN's minority interest in the pretax profit of Home Shopping offset by Fox's minority interest in SF Broadcasting's pretax loss.

EBITDA AND ATTRIBUTABLE EBITDA

     Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is defined as operating profit plus depreciation and amortization. EBITDA is presented here as a management tool and as a valuation methodology for companies in the media, entertainment and communications industries. EBITDA does not purport to represent cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The Company owns 50% of the common equity and 100% of the voting stock of SF Broadcasting. As a result of voting and management control, SF Broadcasting's operating results are consolidated with the Company's operating results. Attributable EBITDA reflects 50% of SF Broadcasting's EBITDA based on the Company's common equity ownership.

B. FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $35.0 million for the twelve months ended March 31, 1997. In addition, in connection with the Mergers, the Company acquired cash of $52.7 million. These cash proceeds were used to repay outstanding borrowings of $67.2 million of the Company's long-term obligations, pay for capital expenditures of $10.5 million and pay cable distribution fees of $5.0 million. Net earnings adjusted for non-cash items totaled $41.5 million for the twelve months ended March 31, 1997. The decrease in working capital of $2.3 million for the twelve months ended March 31, 1997 is primarily the result of the Mergers and the purchase accounting adjustments recorded in connection therewith.

     Net cash provided by operating activities of $29.5 million was the primary source of cash for the quarter ended March 31, 1997. These cash proceeds, capital contributions received of $9.0 million and available cash were used primarily to repay outstanding borrowings of $30.5 million of the Company's long-term obligations, pay for capital expenditures and pay cable distribution fees of $3.0 million. Net earnings adjusted for non-cash items totaled $32.0 million for the quarter ended March 31, 1997. The increase in working capital of $31.9 million for the quarter ended March 31, 1997 is primarily the result of the reduction in the current maturities of long-term obligations.

     Accounts and notes receivable at March 31, 1997 included "FlexPay" accounts receivable totaling $22.6 million compared to $20.3 million at December 31, 1996. It is expected that the Company's financing of "FlexPay" accounts receivable will not have a significant impact on its liquidity position.

     The inventory balance is net of a carrying adjustment of $27.1 million at March 31, 1997 compared to $27.9 million at December 31, 1996, which is primarily related to product which is inconsistent with Home Shopping's new sales and merchandising philosophy.

     Capital expenditures were $9.4 million for the quarter ended March 31, 1997. Home Shopping has initiated a plan to improve and expand the capabilities of its computer systems and accordingly, capital expenditures are expected to range from $16.0 to $21.0 million for the remainder of 1997. When completed, Home Shopping expects to achieve savings in its call center and fulfillment operations.

     The Company is considering the orderly disaffiliation of the SKTV Stations and the development and broadcasting of independent programming. In the event of disaffiliation, substantial capital expenditures would be required to develop SKTV programming. These capital expenditures, combined with capital expenditures for SF Broadcasting and the SKTV Stations, are expected to range from $12.0 to $14.0 million for the remainder of 1997.

     On May 1, 1997, the Company entered into a new $275.0 million Revolving Credit Facility (the "New Facility") with a $35.0 million sub-limit for letters of credit. The New Facility, which replaced both the Home Shopping Revolving Credit Facility and the Company's Secured Senior Term Loans, expires on May 1, 2002. The New Facility is unsecured and the interest rate on borrowings is tied to the London Interbank Offered Rate plus an applicable margin. At May 1, 1997 there was $70.0 million of outstanding borrowings under the New Facility and $195.5 million was available for borrowing after taking into account outstanding letters of credit.

     In April 1997, the Company paid $5.0 million of subscriptions payable related to its investment in HOT and expects to pay the remaining $5.0 million in September 1997. The Company has certain ongoing funding obligations.

     During the remainder of 1997, management expects to pay cable distribution fees of $28.0 to $32.0 million, relating to new and current contracts with cable system operators to carry Home Shopping's programming.

     During the quarter ended March 31, 1997, the Company received cash proceeds of $.8 million from the exercise of .1 million options to purchase the Company's common stock. At May 1, 1997, 3.2 million options to purchase the Company's common stock were outstanding and exercisable at prices ranging between $2.00 and $148.21. The exercise of such options would result in a cash inflow to the Company of $49.0 million.

     In management's opinion, available cash, internally generated funds and the New Facility will provide sufficient capital resources to meet the Company's foreseeable needs.

     During the quarter ended March 31, 1997, the Company did not pay any cash dividends, and none are permitted under the Company's existing credit facilities or the New Facility.

SEASONALITY

     The Company believes seasonality does impact its retailing segment but not to the same extent it impacts the retail industry in general.

PART II -- OTHER INFORMATION

ITEM 6(A) -- EXHIBITS

     Exhibit 10.60 -- Credit Agreement dated as of May 1, 1997, among HSN, Inc., as borrower, The Guarantors party thereto, The Lenders party thereto, LTCB Trust Company and The Bank of New York Company, Inc., as Co-Documentation Agents, The Chase Manhattan Bank, as Administrative Agent, and Chase Securities Inc., as Arranger.
     Exhibit 27    -- Financial Data Schedule (for SEC use only).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HSN, INC.
                                          --------------------------------------
                                            (Registrant)

                 Dated              May 15, 1997  /s/ BARRY DILLER
        ----------------------------------------  --------------------------------------------------------
                                                  Barry Diller
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                 Dated              May 15, 1997  /s/ JED B. TROSPER
        ----------------------------------------  --------------------------------------------------------
                                                  Jed B. Trosper
                                                  Vice President, Chief Financial Officer
                                                  and Treasurer
                                                  (Principal Financial Officer)

                 Dated              May 15, 1997  /s/ BRIAN J. FELDMAN
        ----------------------------------------  --------------------------------------------------------
                                                  Brian J. Feldman
                                                  Controller
                                                  (Chief Accounting Officer)