Form 10-Q
period 1997-06-30
HSN INC
filed 1997-08-14
CIK 891103

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                         COMMISSION FILE NUMBER 0-20570

                             ---------------------

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

       Total number of shares of outstanding stock as of August 8, 1997:

                       Common stock................  43,526,372
                       Class B common stock........  12,227,647

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HSN, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------------------------------
                                                          Three Months Ended    Six Months Ended
                                                               June 30,             June 30,
                                                          ------------------   ------------------
                                                            1997      1996       1997      1996
-------------------------------------------------------------------------------------------------
                                                           (In thousands, except per share data)
NET REVENUES
  Home Shopping.........................................  $250,950   $    --   $512,369   $    --
  Broadcasting..........................................    13,476    10,924     25,770    22,036
  Other.................................................     1,259        --      7,098        --
                                                          --------   -------   --------   -------
          Total net revenues............................   265,685    10,924    545,237    22,036
                                                          --------   -------   --------   -------
Operating costs and expenses:
  Cost of sales.........................................   149,503        65    308,118       193
  Selling and marketing.................................    33,217        --     68,510        --
  General and administrative............................    23,890     2,876     46,719     5,744
  Engineering and programming...........................    17,813     2,999     36,260     6,030
  Depreciation and amortization.........................    20,532     3,404     41,491     6,862
                                                          --------   -------   --------   -------
          Total operating costs and expenses............   244,955     9,344    501,098    18,829
                                                          --------   -------   --------   -------
          Operating profit..............................    20,730     1,580     44,139     3,207
                                                          --------   -------   --------   -------
Other income (expense):
  Interest income.......................................     1,172       591      2,513     1,210
  Interest expense......................................    (6,468)   (2,221)   (13,490)   (4,633)
  Miscellaneous.........................................    (3,031)      194     (6,260)      331
                                                          --------   -------   --------   -------
                                                            (8,327)   (1,436)   (17,237)   (3,092)
                                                          --------   -------   --------   -------
Earnings before income taxes and minority interest......    12,403       144     26,902       115
Income tax expense......................................    (9,546)     (596)   (20,675)   (1,173)
Minority interest.......................................      (385)       --         15        --
                                                          --------   -------   --------   -------
NET EARNINGS (LOSS).....................................  $  2,472   $  (452)  $  6,242   $(1,058)
                                                          ========   =======   ========   =======
Net earnings (loss) per common share....................  $    .05   $  (.05)  $    .12   $  (.11)
                                                          ========   =======   ========   =======
Weighted average shares outstanding.....................    51,949     9,484     51,302     9,471
                                                          ========   =======   ========   =======

        The accompanying notes are an integral part of these statements.

                           HSN, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

--------------------------------------------------------------------------------------------------
                                                                    June 30,
                                                              ---------------------   December 31,
ASSETS                                                           1997        1996         1996
--------------------------------------------------------------------------------------------------
                                                                         (In thousands)
CURRENT ASSETS
Cash and cash equivalents...................................  $   30,795   $ 19,837    $   42,606
Accounts and notes receivable, net..........................      53,618      3,447        56,832
Inventories, net............................................     127,167         --       100,527
Deferred income taxes.......................................      32,366      1,614        40,842
Other current assets, net...................................       5,421        632         7,791
                                                              ----------   --------    ----------
  Total current assets......................................     249,367     25,530       248,598
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     100,493     73,674        95,472
Buildings and leasehold improvements........................      63,467     18,313        63,739
Furniture and other equipment...............................      19,684      1,918        20,414
                                                              ----------   --------    ----------
                                                                 183,644     93,905       179,625
          Less accumulated depreciation and amortization....      82,235     71,698        73,959
                                                              ----------   --------    ----------
                                                                 101,409     22,207       105,666
Land........................................................      14,956      2,158        14,944
Projects in progress........................................      11,719        158         1,365
                                                              ----------   --------    ----------
                                                                 128,084     24,523       121,975
OTHER ASSETS
Intangible assets, net......................................   1,518,539     55,305     1,545,947
Cable distribution fees, net ($38,643; $0; and $40,892,
  respectively, to related parties).........................     108,767         --       113,594
Long-term investments ($16,804; $0; and $5,581,
  respectively, in related parties).........................      33,742      5,140        30,121
Notes receivable, net of current portion ($843; $0; and
  $1,639, respectively, from related parties)...............      12,229     17,321        17,741
Deferred income taxes.......................................       4,580         --         1,926
Deferred charges and other, net.............................      28,425      3,627        36,330
                                                              ----------   --------    ----------
                                                               1,706,282     81,393     1,745,659
                                                              ----------   --------    ----------
                                                              $2,083,733   $131,446    $2,116,232
                                                              ==========   ========    ==========

        The accompanying notes are an integral part of these statements.

                           HSN, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

--------------------------------------------------------------------------------------------------
                                                                    June 30,
                                                             ----------------------   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                            1997        1996          1996
--------------------------------------------------------------------------------------------------
                                                                        (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations................  $    9,563   $  12,819    $   42,906
Accounts payable...........................................      86,797          --        95,421
Programming fees ($8,637; $0; and $9,051, respectively, to
  related parties).........................................      32,507          --        40,717
Other accrued liabilities..................................      76,834       6,361        93,998
                                                             ----------   ---------    ----------
          Total current liabilities........................     205,701      19,180       273,042
LONG-TERM OBLIGATIONS(net of current maturities)...........     291,564      89,480       271,430
DEFERRED INCOME TAXES......................................          --      14,595            --
OTHER LONG-TERM LIABILITIES, NET...........................      50,029          --        56,875
MINORITY INTEREST..........................................     365,541          --       356,136
COMMITMENTS AND CONTINGENCIES..............................          --          --            --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 15,000,000;
  50,000; and 15,000,000 shares, respectively, no shares
  issued and outstanding...................................          --          --            --
Common stock -- $.01 par value; authorized 150,000,000;
  30,000,000; and 150,000,000 shares, respectively; issued
  and outstanding 36,249,001; 7,075,332; and 35,992,903
  shares, respectively.....................................         363          71           360
Class B -- convertible common stock -- $.01 par value;
  authorized, 30,000,000; 2,415,945; and 30,000,000 shares,
  respectively; issued and outstanding, 10,225,056;
  2,415,945; and 10,225,056 shares, respectively...........         102          24           102
Additional paid-in capital.................................   1,290,064     127,401     1,285,277
Accumulated deficit........................................    (110,420)   (111,181)     (116,662)
Unearned compensation......................................      (4,213)     (3,126)       (5,330)
Note receivable from key executive for common stock
  issuance.................................................      (4,998)     (4,998)       (4,998)
                                                             ----------   ---------    ----------
                                                              1,170,898       8,191     1,158,749
                                                             ----------   ---------    ----------
                                                             $2,083,733   $ 131,446    $2,116,232
                                                             ==========   =========    ==========

        The accompanying notes are an integral part of these statements.

                           HSN, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                                                               Note
                                                                                            Receivable
                                                                                             from Key
                                                                                            Executive
                                          Class B                                              for
                                        Convertible   Additional                 Unearned     Common
                               Common     Common       Paid-In     Accumulated   Compen-      Stock
                               Stock       Stock       Capital       Deficit      sation     Issuance      Total
-------------------------------------------------------------------------------------------------------------------
                                                                  (In thousands)
BALANCE AT JANUARY 1, 1996...   $ 70       $ 24       $  126,119    $(110,123)   $(3,621)    $(4,998)    $    7,471
Issuance of common stock upon
  exercise of stock
  options....................      1         --              695           --         --          --            696
Income tax benefit related to
  stock options exercised....     --         --              587           --         --          --            587
Amortization of unearned
  compensation related to
  grant of stock options to
  key executive..............     --         --               --           --        495          --            495
Net loss for the six months
  ended June 30, 1996........     --         --               --       (1,058)        --          --         (1,058)
                                ----       ----       ----------    ---------    -------     -------     ----------
BALANCE AT JUNE 30, 1996.....   $ 71       $ 24       $  127,401    $(111,181)   $(3,126)    $(4,998)    $    8,191
                                ====       ====       ==========    =========    =======     =======     ==========
BALANCE AT JANUARY 1, 1997...   $360       $102       $1,285,277    $(116,662)   $(5,330)    $(4,998)    $1,158,749
Issuance of common stock upon
  exercise of stock
  options....................      3         --            3,389           --         --          --          3,392
Income tax benefit related to
  stock options exercised....     --         --            1,398           --         --          --          1,398
Amortization of unearned
  compensation related to
  grant of stock options to
  key executive..............     --         --               --           --        495          --            495
Expense related to executive
  stock award program and
  stock options..............     --         --               --           --        112          --            112
Expense related to employee
  equity participation
  plan.......................     --         --               --           --        510          --            510
Net earnings for the six
  months ended June 30,
  1997.......................     --         --               --        6,242         --          --          6,242
                                ----       ----       ----------    ---------    -------     -------     ----------
BALANCE AT JUNE 30, 1997.....   $363       $102       $1,290,064    $(110,420)   $(4,213)    $(4,998)    $1,170,898
                                ====       ====       ==========    =========    =======     =======     ==========

        The accompanying notes are an integral part of these statements.

                           HSN, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

---------------------------------------------------------------------------------
                                                               Six Months Ended
                                                                   June 30,
                                                              -------------------
                                                                1997       1996
---------------------------------------------------------------------------------
                                                                (In thousands)
Cash flows from operating activities:
Net earnings (loss).........................................  $   6,242   $(1,058)
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
     Depreciation and amortization..........................     31,710     6,862
     Amortization of cable distribution fees................      9,734        --
     Deferred income taxes..................................     12,454       966
     Non-cash operating expense.............................     (9,389)       --
     Equity in losses of unconsolidated affiliates..........      6,317        --
     Inventory carrying adjustment..........................     (4,522)       --
     Non-cash interest expense..............................      2,109       420
     Amortization of unearned compensation..................      1,117       495
     Provision for losses on accounts and notes
      receivable............................................        528        73
     (Gain) loss on retirement or sale of fixed assets......        119      (196)
     Minority interest......................................        (15)       --
     Changes in current assets and liabilities:
       Decrease in accounts receivable......................      3,464     1,047
       Increase in inventories..............................    (22,118)       --
       Decrease in other current assets.....................      2,370       567
       Decrease in accounts payable.........................     (8,624)       --
       Increase (decrease) in accrued liabilities...........    (17,193)      750
     Increase in cable distribution fees....................     (4,907)       --
     Decrease in deferred charges and other.................      7,225        25
                                                              ---------   -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........     16,621     9,951
                                                              ---------   -------
Cash flows from investing activities:
  Capital expenditures......................................    (16,803)     (311)
  Capital contributions received............................      9,000        --
  Increase in long-term investments and notes receivable....     (9,938)   (7,701)
  Proceeds from long-term notes receivable..................      5,154     2,502
  Payment of merger costs...................................     (6,349)     (622)
  Proceeds from sale of fixed assets........................        274     2,320
                                                              ---------   -------
          NET CASH USED IN INVESTING ACTIVITIES.............    (18,662)   (3,812)
                                                              ---------   -------
Cash flows from financing activities:
  Principal payments on long-term obligations...............   (179,162)   (6,138)
  Borrowings from unsecured credit facility.................    166,000        --
  Proceeds from issuance of common stock....................      3,392       696
                                                              ---------   -------
          NET CASH USED IN FINANCING ACTIVITIES.............     (9,770)   (5,442)
                                                              ---------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (11,811)      697
Cash and cash equivalents at beginning of period............     42,606    19,140
                                                              ---------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  30,795   $19,837
                                                              =========   =======

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

     The Condensed Consolidated Financial Statements include the operations of Savoy Pictures Entertainment, Inc. and subsidiaries ("Savoy") and the operations of Home Shopping Network, Inc. and subsidiaries ("Home Shopping") from the dates of acquisition (collectively, the "Mergers") on December 19, 1996 and December 20, 1996, respectively.

NOTE B -- RECLASSIFICATION

     Certain amounts in the Condensed Consolidated Financial Statements for June 30, 1996, have been reclassified to conform to the 1997 presentation, including costs associated with the operations of the broadcast stations which were classified as general and administrative expense in 1996 and were reclassified to engineering and programming expense in 1997.

NOTE C -- CREDIT FACILITIES AND CONVERTIBLE SUBORDINATED DEBENTURES

     On May 1, 1997, the Company entered into a new $275.0 million Revolving Credit Facility (the "New Facility") with a $35.0 million sub-limit for letters of credit. The New Facility, which replaced both the Home Shopping Revolving Credit Facility and the Company's Secured Senior Term Loans, expires on May 1, 2002. The New Facility is unsecured and the interest rate on borrowings is tied to the London Interbank Offered Rate plus an applicable margin. At June 30, 1997, there were $86.0 million in outstanding borrowings under the New Facility, and $170.8 million was available for borrowing after taking into account outstanding letters of credit.

     In March 1996, SF Broadcasting, a subsidiary of Savoy, entered into an Amendment and Waiver to the SF Broadcast Facility which provided a waiver of certain covenants for the quarters ended September 30, 1996 and December 31, 1996 and amended certain covenants for the first two quarters of 1997. The Company was in compliance with the amended terms and all other covenants at June 30, 1997.

     In connection with the Mergers, the Company became a joint and several obligor with respect to the Home Shopping Network 5 7/8% Convertible Subordinated Debentures and to the Savoy Pictures Entertainment, Inc. 7% Convertible Subordinated Debentures. The liability of Home Shopping and Savoy is subordinated under these debentures.

NOTE D -- INCOME TAXES

     The Company had taxable income for the quarter and six months ended June 30, 1997, which was used to offset net operating losses.

     On June 23, 1997, the Internal Revenue Service ("IRS") completed the examination of Home Shopping's federal income tax returns for fiscal years 1992, 1993 and 1994. The IRS proposed adjustments resulting in a potential tax deficiency of $9.3 million, primarily related to the disallowance of deductions pertaining to a legal settlement and stock options exercised under the 1986 Cable Operators Stock Option

                           HSN, INC. AND SUBSIDIARIES

Plan. On July 23, 1997, the Company made a payment of $1.3 million of tax and $.3 million of interest, for all undisputed issues. These undisputed issues were related to inter-period allocations of tax deductions, which will reverse in subsequent periods. The Company maintains it has meritorious positions with respect to the disputed adjustments and intends to file a protest with the IRS. To minimize interest expense in the event of an unfavorable outcome, the Company deposited $2.8 million with the IRS during July 1997.

     In addition, the IRS reversed its position on an issue with respect to a former related party, which will result in a refund of $5.0 million in taxes and interest related to fiscal years 1986 to 1989.

     The effects of the settlement of undisputed items, the potential impact of the undisputed items, and the $5.0 million refund were provided for in previous years and, accordingly, had no impact on the income tax provision for the quarter and six months ended June 30, 1997.

     The Company believes it has made adequate provision for all outstanding tax issues.

NOTE E -- EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per common share is based on net earnings (loss) divided by the weighted average number of common shares outstanding, giving effect to stock options and convertible debt when applicable. Fully diluted earnings (loss) per common share is considered to be the same as primary earnings (loss) per common share since the effect of certain potentially dilutive securities is anti-dilutive in all periods presented.

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

     Supplemental disclosures of cash flow information:

--------------------------------------------------------------------------------
                                                               Six Months Ended
                                                                   June 30,
                                                              ------------------
                                                               1997       1996
--------------------------------------------------------------------------------
                                                                (In thousands)
CASH PAID FOR:
  Interest..................................................  $10,043    $ 3,620
  Income taxes..............................................    7,853        264
CASH RECEIVED FOR:
  Income tax refund.........................................      125         --

                           HSN, INC. AND SUBSIDIARIES

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

---------------------------------------------------------------------------------
                                                               Six Months Ended
                                                                   June 30,
                                                              -------------------
Summarized Operating Information                               1997        1996
---------------------------------------------------------------------------------
                                                                (In thousands)
Net revenue.................................................  $32,147    $ 66,961
Operating expenses..........................................   33,272     120,796
Operating loss..............................................   (1,125)    (53,835)
Net loss....................................................   (4,823)    (65,259)

-----------------------------------------------------------------------------------------------
                                                                 June 30,
                                                           --------------------    December 31,
Summarized Balance Sheet Information                         1997        1996          1996
-----------------------------------------------------------------------------------------------
                                                                      (In thousands)
Current assets...........................................  $ 36,406    $124,488      $ 61,901
Non-current assets.......................................   289,449     323,665       302,195
Current liabilities......................................    28,364      48,557        60,716
Non-current liabilities..................................   115,990     177,914       124,198
Minority interest........................................   119,856      71,320       112,717

NOTE H -- SUBSEQUENT EVENT

     On July 17, 1997, the Company announced the consummation of the acquisition, in a stock-for-stock transaction, of approximately 49.6% of the outstanding Ticketmaster Group, Inc. ("Ticketmaster") equity securities from Paul G. Allen by issuing 7,238,507 of the Company's common stock at an assumed price of $28.44. The Company issued 2,002,591 shares of the Company's Class B common stock in accordance with Liberty Media Inc.'s contingent right to receive such shares. Subsequently, the Company acquired, through open market purchases, an additional 132,000 shares of Ticketmaster stock for $2.2 million.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     HSN, Inc. (the "Company" or "HSNi") is a holding company, the subsidiaries of which conduct the operations of the Company's various business activities. On December 19 and 20, 1996, the Company merged with Savoy Pictures Entertainment, Inc. ("Savoy") and Home Shopping Network, Inc. ("Home Shopping"), respectively, (collectively, the "Mergers"). The Mergers were accounted for using the purchase method of accounting. Following the Mergers, the Company's principal areas of business are electronic retailing and television broadcasting. The electronic retailing business operates two services, The Home Shopping Network ("HSN") and America's Store, through an indirect wholly-owned subsidiary, Home Shopping Club, Inc. ("HSC"). The television broadcasting business owns and operates twelve full-power UHF television stations (the "SKTV Stations") and four full-power VHF television stations ("SF Broadcasting"). SF Broadcasting is 50% owned by each of Savoy and Fox Broadcasting Company ("Fox").

     THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS. THESE ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE IDENTIFIED BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "OPTIMISTIC," "INTEND," "AIM," "WILL," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY OR REVISE ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, AS WELL AS AFFECT THE COMPANY'S ABILITY TO ACHIEVE ITS GOALS REFERRED TO HEREIN, INCLUDE BUT ARE NOT LIMITED TO, THE FOLLOWING: BUSINESS AND GENERAL ECONOMIC CONDITIONS, COMPETITIVE FACTORS, CHANNEL SPACE AVAILABILITY, THE COST AND AVAILABILITY OF APPROPRIATE MERCHANDISE AND DELIVERY SERVICES, CONSOLIDATION WITHIN THE CABLE INDUSTRY, COST OF CARRIAGE OF THE COMPANY'S PROGRAMMING AND CHANGES IN THE REGULATORY ENVIRONMENT.

A. CONSOLIDATED RESULTS OF OPERATIONS

     The following discussions present the material changes in the consolidated results of operations of the Company for the quarter and six months ended June 30, 1997, compared with the same periods in 1996. The operations for the quarter and six months ended June 30, 1996, consist solely of the operations of the SKTV Stations. To provide a more meaningful comparison of operating results, a separate pro forma section is included as supplemental information. This section compares revenues and cost of revenues for the quarter and six months ended June 30, 1996 and 1997, as if the Mergers occurred on January 1, 1996. Reference should also be made to the Condensed Consolidated Financial Statements included herein.

QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 VS. QUARTER AND SIX MONTHS ENDED JUNE 30, 1996

NET REVENUES

     For the quarter and six months ended June 30, 1997, total revenues of the Company increased $254.8 million and $523.2 million, respectively, compared to the same periods in 1996. These significant increases were primarily the result of the Company's acquisition of Home Shopping in late December of 1996.

OPERATING COSTS AND EXPENSES

     For the quarter and six months ended June 30, 1997, total operating costs and expenses increased $235.6 million and $482.3 million, respectively, compared to the same periods in 1996. As shown in the table below, operating costs and expenses for Home Shopping for the quarter and six months ended June 30, 1997, excluding purchase accounting effects and including the elimination of intercompany engineering and programming expenses, accounted for $221.7 million, or 94.1%, and $449.0 million, or 93.1%, respectively of the increase in, the Company's total operating costs and expenses.

----------------------------------------------------------------------------------------------------
                                                         Three Months Ended       Six Months Ended
                                                           June 30, 1997           June 30, 1997
                                                        --------------------    --------------------
                                                           $                       $
                                                        Increase      Home      Increase      Home
                                                          from      Shopping      from      Shopping
                                                          1996      Expenses      1996      Expenses
----------------------------------------------------------------------------------------------------
                                                                  (In millions, except %)
Operating costs and expenses:
  Cost of sales.......................................   $149.4      $147.3      $308.0      $299.7
  Selling and marketing...............................     33.2        32.6        68.5        67.3
  General and administrative..........................     21.0        20.0        41.0        37.8
  Engineering and programming.........................     14.9        12.9        30.2        26.3
  Depreciation and amortization.......................     17.1         8.9        34.6        17.9
                                                         ------      ------      ------      ------
          Total operating costs and expenses..........   $235.6      $221.7      $482.3      $449.0
                                                         ======      ======      ======      ======

OTHER INCOME (EXPENSE), NET

     For the quarter and six months ended June 30, 1997, interest income increased $.6 million and $1.3 million, respectively, due to the higher combined cash balance of the merged entity.

     For the quarter and six months ended June 30, 1997, interest expense increased $4.2 million and $8.9 million, respectively, compared to the same periods in 1996, due to the higher combined debt balance of the merged entity and non-cash interest expense related to preliminary purchase accounting adjustments arising from the Mergers.

     For the quarter and six months ended June 30, 1997, the Company had net miscellaneous expense primarily due to equity losses totaling $3.0 million and $6.3 million, respectively, relating to the Company's investments in Home Order Television GmbH & Co. and Jupiter Shop Channel Co;. Ltd. For the quarter and six months ended June 30, 1996, the Company had net miscellaneous income of $.2 million and $.3 million, respectively.

INCOME TAXES

     The Company's effective tax rate for the quarter and six months ended June 30, 1997 of 77%, calculated on earnings before income taxes and minority interest, is higher than the statutory rate due primarily to the amortization of non-deductible goodwill and other acquired intangibles, the non-recognition of net operating losses from less than 80% owned subsidiaries, certain non-deductible executive compensation and state income taxes. The Company's effective tax rate is expected to exceed the statutory rate for the remainder of 1997.

MINORITY INTEREST

     Minority interest represents Liberty HSN, Inc.'s ("Liberty HSN") 19.9% interest in Home Shopping's results of operations and Fox's 50% interest in SF Broadcasting's results of operations for the quarter and six months ended June 30, 1997.

NET EARNINGS

     As a result of the above factors, net earnings for the quarter and six months ended June 30, 1997 increased $2.9 million and $7.3 million, respectively, compared to the same periods in 1996.

ACTUAL NET REVENUES AND COST OF REVENUES FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 VS. PRO FORMA NET REVENUES AND COST OF REVENUES FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996

     The Mergers resulted in significant changes in the Company's results of operations. Accordingly, the following discussion of revenues and cost of revenues is presented for illustrative purposes only. The pro forma information is not necessarily indicative of the revenues and cost of revenues which would have actually been reported had the Mergers occurred as of January 1, 1996, nor is it necessarily indicative of future revenues and cost of revenues.

     The pro forma revenues and cost of revenues are presented to show the acquisitions of Home Shopping and Savoy as if the transactions occurred on January 1, 1996. Revenues and cost of revenues specifically related to Savoy's motion picture operations are excluded from the 1996 pro forma amounts as these activities ceased prior to the Mergers. Any future revenue or expense from Savoy's motion picture operations will relate to the winding up of these operations and are expected to be insignificant.

     For the quarter and six months ended June 30, 1997, total revenues for the Company increased $8.9 million, or 3.5%, to $265.7 million from $256.8 million and $21.4 million, or 4.1%, to $545.2 million from $523.8 million, respectively, compared to the same pro forma periods in 1996. The increase in revenues for the quarter and six months ended June 30, 1997, resulted primarily from an increase in net sales for Home Shopping of $7.0 million, or 2.9%, to $251.0 million from $244.0 million and $12.8 million, or 2.6%, to $512.4 million from $499.6 million, respectively, compared to the same pro forma periods in 1996.

     Net sales of HSC increased $21.3 million, or 10.0%, and $39.2 million, or 9.0%, for the quarter and six months ended June 30, 1997, respectively. HSC's sales reflect increases of 13.5% and 12.8% in the number of packages shipped and decreases of 7.7% and 9.2% in the average price per unit sold for the quarter and six months ended June 30, 1997, respectively, compared to the same pro forma periods in 1996. The increase in HSC net sales was primarily offset by planned decreases in net sales of wholly-owned subsidiaries, HSN Mail Order, Inc. ("Mail Order"), and the retail outlet stores of $10.9 million and $2.7 million, respectively, for the quarter ended June 30, 1997 and $17.1 million and $5.2 million, respectively, for the six months then ended, compared to the same pro forma periods in 1996.

     The Company believes that the improved sales in the quarter and six months ended June 30, 1997, compared to the same pro forma periods in 1996, were primarily the result of ongoing changes made to the Company's merchandising and programming strategies. Management is continuing to take additional steps to improve sales by changing the mix of products sold, introducing new products, reducing the average price per unit, creating exciting programming and taking measures to increase the customer base. Additional personnel have been hired to assist in implementing these new merchandising and programming strategies. Management has reformatted the former Spree! service to America's Store which was launched in January 1997. This change was designed to focus America's Store on some of the most popular product areas of electronic retailing. This service has undergone various format changes to date, and the Company is continuing to develop this service. There can be no assurance that the additional changes to the Company's merchandising and programming strategies will achieve management's intended results.

     For the quarter and six months ended June 30, 1997, HSC's merchandise return percentage decreased to 23.4% from 24.7% and to 22.6% from 24.8%, respectively, compared to the same periods in 1996. Management believes that the lower return rate is primarily attributable to the decrease in the average price per unit and the mix of products sold, which may vary in subsequent quarters. Promotional price discounts decreased to 1.8% from 3.3% of HSC sales for the quarter ended June 30, 1997 and to 1.7% from 3.5% for the six months ended June 30, 1997, compared to the same pro forma periods in 1996, as fewer discounts were offered.

     At June 30, 1997 and 1996, HSC had approximately 4.7 million active customers. An active customer is one who has completed a transaction within the last eighteen months or placed an order within the last seven months. In addition, 60.6% of active customers have made more than one purchase in the last eighteen months, compared to 59.3% at June 30, 1996.

     The following table highlights the changes in the estimated unduplicated television household reach of HSN, the Company's primary service, for the twelve months ended June 30, 1997:

                                                      Cable*   Broadcast   Satellite   Total
                                                           (In thousands of households)
Households -- June 30, 1996.........................  45,891    19,802       3,788     69,481
Net additions/(deletions)...........................   3,642    (1,087)         --      2,555
Shift in classification.............................     326      (326)         --         --
Change in Nielsen household counts..................      --      (926)         --       (926)
                                                      ------    ------       -----     ------
Households -- June 30, 1997.........................  49,859    17,463       3,788     71,110
                                                      ======    ======       =====     ======

---------------

* Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated household reach. Cable households included 3.4 million and 1.4 million direct broadcast satellite ("dbs") households at June 30, 1997 and 1996, respectively, and therefore, these households are excluded from satellite.

     According to industry sources, as of June 30, 1997, there were 96.9 million homes in the United States with a television set, 64.6 million basic cable television subscribers and 3.8 million homes with satellite dish receivers, excluding dbs.

     In addition, as of June 30, 1997, approximately 10.4 million cable television households could be reached by America's Store, of which 3.8 million are on a part-time basis. Of the total cable television households receiving America's Store, 9.0 million also receive HSN.

     During the remainder of 1997, cable system contracts covering 2.7 million cable subscribers are subject to termination or renewal. This represents 5.4% of the total number of unduplicated cable households receiving HSN. The Company is pursuing both renewals and additional cable television system contracts, but channel availability, competition, consolidation within the cable industry and cost of carriage are some of the factors affecting the negotiations for cable television system contracts. Although management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, management believes that a majority of these contracts will be successfully renegotiated.

     The Company, as part of its disengagement strategy, has selected its Miami, Florida station as the initial station which will cease broadcasting HSN and commence broadcasting its new local programming format in the Spring of 1998. The Miami station currently carries HSN. Management is continuing to evaluate the effects that the disaffiliation will have on Home Shopping's ability to reach some of its existing customers in the Miami area, including a reduction in revenues or additional expenses to secure carriage of HSN. The Company believes that the process of disaffiliation can be successfully managed to minimize adverse consequences. Upon disaffiliation, the Company plans on carrying predominantly its own local programming. There can be no assurance that the Company will be successful in its strategy to develop and broadcast its new programming format.

     For the quarter and six months ended June 30, 1997, broadcasting revenues for SF Broadcasting increased $.9 million, or 7.5%, to $13.2 million from $12.3 million and $2.0 million, or 8.8%, to $25.0 million from $23.0 million, respectively, compared to the same pro forma periods in 1996. For the quarter and six months ended June 30, 1997, other revenues of $1.3 million and $7.1 million, respectively, relate to the motion picture business of Savoy which was discontinued in 1996. The Company does not expect significant additional revenues from this business.

     For the quarter and six months ended June 30, 1997, cost of sales decreased $3.2 million, or 2.1%, to $149.5 million from $152.7 million and $10.5 million, or 3.3%, to $308.1 million from $318.6 million, respectively, compared to the same pro forma periods in 1996. The decrease in cost of sales for the quarter and six months ended June 30, 1997, primarily relates to a decrease in cost of sales for Home Shopping of $4.4 million, or 2.9%, to $147.3 million from $151.7 million and $16.7 million, or 5.3%, to $299.7 million from $316.5 million, respectively, compared to the same pro forma periods in 1996. As a percentage of net sales, Home Shopping's cost of sales decreased to 58.7% from 62.2% and to 58.5% from 63.3%, respectively, compared to the same pro forma periods in 1996.

     Cost of sales of HSC increased $7.3 million and $2.6 million, respectively, for the quarter and six months ended June 30, 1997. This was offset by decreases of $10.9 million and $17.1 million, respectively, in cost of sales of Mail Order and the retail outlet stores as a result of the planned reduction in revenues for these subsidiaries. As a percentage of HSC's net sales, cost of sales decreased to 59.9% from 62.5% and to 59.6% from 64.3%, respectively, compared to the pro forma quarter and six months ended June 30, 1996.

     Management believes the decreases in Home Shopping's and HSC's cost of sales when compared to pro forma 1996, are primarily the result of changes in merchandising and programming strategies, as discussed above.

     For the quarter and six months ended June 30, 1997, compared to the same pro forma periods in 1996, the decrease in cost of sales of Home Shopping was offset in part by $1.3 million and $7.1 million increases in cost of sales related to Savoy's discontinued motion picture business. Significant additional cost of sales are not expected from the motion picture business.

EBITDA AND ATTRIBUTABLE EBITDA

     Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is defined as operating profit plus depreciation and amortization. EBITDA is presented here as a management tool and as a valuation methodology for companies in the media, entertainment and communications industries. EBITDA does not purport to represent cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The Company owns 50% of the common equity and 100% of the voting stock of SF Broadcasting. As a result of voting and management control, SF Broadcasting's operating results are consolidated with the Company's operating results. Attributable EBITDA reflects 50% of SF Broadcasting's EBITDA based on the Company's common equity ownership. For the quarter and six months ended June 30, 1997, EBITDA for the Company was $41.3 million and $85.6 million, respectively, compared to $29.6 million and $54.8 million, respectively, for the same periods in 1996 on a pro forma basis. Attributable EBITDA for the Company for the quarter and six months ended June 30, 1997, was $39.6 million and $83.2 million, respectively, compared to $28.1 million and $52.6 million, respectively, for the same periods in 1996 on a pro forma basis.

B. FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $18.6 million for the twelve months ended June 30, 1997. In addition the Company acquired cash of $52.7 million in connection with the Mergers, and received capital contributions of $9.0 million. These cash proceeds were used to reduce outstanding borrowings by $46.8 million, pay for capital expenditures of $17.6 million and pay cable distribution fees of $16.0 million. Net earnings adjusted for non-cash items totaled $62.1 million for the twelve months ended June 30, 1997. The increase in working capital of $37.3 million for the twelve months ended June 30, 1997, is primarily the result of the Mergers and the purchase accounting adjustments recorded in connection therewith.

     Net cash provided by operating activities of $16.6 million was the primary source of cash for the six months ended June 30, 1997. These cash proceeds, capital contributions received and available cash were used principally to reduce outstanding borrowings by $13.2 million, pay for capital expenditures and pay cable distribution fees of $10.0 million. Net earnings adjusted for non-cash items totaled $56.4 million for the six months ended June 30, 1997. The increase in working capital of $68.1 million for the six months ended June 30, 1997, is primarily the result of the reduction in the current maturities of long-term obligations.

     Accounts and notes receivable at June 30, 1997 included "FlexPay" accounts receivable totaling $21.8 million compared to $20.3 million at December 31, 1996. It is expected that the Company's financing of "FlexPay" accounts receivable will not have a significant impact on its liquidity position.

     The inventory balance is net of a carrying adjustment of $23.4 million at June 30, 1997, compared to $27.9 million at December 31, 1996, which is primarily related to product which is inconsistent with Home Shopping's sales and merchandising philosophy.

     Capital expenditures were $16.8 million for the six months ended June 30, 1997. Home Shopping has initiated a plan to improve and expand the capabilities of its computer systems and accordingly, capital expenditures are expected to range from $10.0 million to $15.0 million for the remainder of 1997. When completed, Home Shopping expects to achieve savings in its call center and fulfillment operations.

     As discussed in Net Revenues and Cost of Revenues for the Quarter and Six Months -- Actual vs. Pro forma, in connection with the new broadcasting of independent programming in the Miami, Florida area, the Company anticipates capital expenditures for the buildout of the Miami Station. These capital expenditures, combined with capital expenditures for SF Broadcasting, are anticipated to range from $11.0 million to $15.0 million for the remainder of 1997.

     On May 1, 1997, the Company entered into a new $275.0 million Revolving Credit Facility (the "New Facility") with a $35.0 million sub-limit for letters of credit. The New Facility, which replaced both the Home Shopping Revolving Credit Facility and the Company's Secured Senior Term Loans, expires on May 1, 2002. The New Facility is unsecured, and the interest rate on borrowings is tied to the London Interbank Offered Rate plus an applicable margin. At August 1, 1997, there were $76.0 million of outstanding borrowings under the New Facility and $172.4 million was available for borrowing after taking into account outstanding letters of credit.

     In April 1997, the Company paid $5.0 million of subscriptions payable related to its investment in HOT and expects to pay the remaining $5.0 million in September 1997. The Company also has certain ongoing funding obligations.

     During the remainder of 1997, management expects to pay cable distribution fees of $24.0 million to $29.0 million, relating to new and current contracts with cable system operators to carry Home Shopping's programming.

     During the six months ended June 30, 1997, the Company received cash proceeds of $3.4 million from the exercise of .3 million options to purchase the Company's common stock. At July 31, 1997, 11.1 million options to purchase the Company's common stock were outstanding and exercisable at prices ranging between $2.00 and $148.21. The exercise of such options would result in a cash inflow to the Company of $60.0 million.

     During July and August 1997, the Company purchased a total of 132,000 shares of Ticketmaster Group, Inc. ("Ticketmaster") stock in the open market for $2.2 million. The Company may purchase additional shares in the future to maintain its ownership percentage.

     In management's opinion, available cash, internally generated funds and the New Facility will provide sufficient capital resources to meet the Company's foreseeable needs.

     During the quarter and six months ended June 30, 1997, the Company did not pay any cash dividends, and none are permitted under the Company's existing credit facility.

SEASONALITY

     The Company believes seasonality does impact its retailing segment but not to the same extent it impacts the retail industry in general.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The information required by Item 2 is set forth under Item 4 which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 17, 1997, the Company acquired from Paul G. Allen 12,283,014 shares of Ticketmaster common stock, no par value, in exchange for 7,238,507 shares of the Company's common stock, par value $.01 per share ("Common Stock"), subject to the issuance of up to an additional 3,257,328 shares of Common Stock to be reserved for contingent issuance in July 1998 if the average market price of the Common Stock over a specified period prior to such date is below $29 per share, pursuant to the terms of a Stock Exchange Agreement between Mr. Allen and the Company dated May 20, 1997 (the "Stock Exchange Agreement"). The issuance of the Common Stock by the Company to Mr. Allen was a private placement under Section 4(2) of the Securities Act of 1933, as amended, which did not involve any public offering of the Common Stock. The full text of the Stock Exchange Agreement was filed as Exhibit 1 to the Company's Current Report on Form 8-K dated July 17, 1997, and is incorporated herein by reference.

     Pursuant to the rules of the National Association of Securities Dealers, Inc. (the "NASD"), the issuance of shares of Common Stock under the Stock Exchange Agreement required stockholder approval given that the number of shares of Common Stock that could be issued under the Stock Exchange Agreement could be equal to or in excess of 20% of the number of shares of Common Stock outstanding before such issuance. Pursuant to the rules of the NASD and in accordance with the Delaware General Corporation law (the "DGCL") and HSNi's Amended and Restated Certificate of Incorporation, as amended, the affirmative vote or written consent of the holders of a majority of the voting power of outstanding Common Stock entitled to vote (with holders of Common Stock and HSNi Class B Common Stock voting together as a single class) is necessary to approve the issuance of the Common Stock under the Stock Exchange Agreement. On May 20, 1997, in accordance with Section 228(d) of the DGCL and Article II, Section 8 of HSNi's Amended and Restated By-laws, stockholders representing approximately 71% of the total outstanding voting power (or 9,809,111 shares of Class B Common Stock) of HSNi acted without a meeting of stockholders by written consent to approve the stock issuance and the transactions contemplated in connection therewith. The Company did not solicit consents of stockholders generally and no other consents were obtained in connection with the approval of the exchange transaction. For further information, see the Information Statement dated June 27, 1997 of the Company on Schedule 14C sent to stockholders and filed with the Securities and Exchange Commission on that date.

ITEM 6(A) -- EXHIBITS

     Exhibit 27 -- Financial Data Schedule (for SEC use only).

ITEM 6(B) -- REPORTS ON FORM 8-K

     A report on Form 8-K filed July 29, 1997, reported completion on July 17, 1997, of the acquisition by the Company of Paul G. Allen's interest in Ticketmaster in a stock-for-stock transaction.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       /s/ HSN, INC.
                                                       ------------------------------------------------
                                                       (Registrant)

Dated            August 14, 1997                       /s/ BARRY DILLER
                                                       ------------------------------------------------
----------------------------------------------         Barry Diller
                                                       Chairman of the Board and Chief Executive
                                                       Officer

Dated            August 14, 1997                       /s/ JED B. TROSPER
                                                       ------------------------------------------------
----------------------------------------------         Jed B. Trosper
                                                       Vice President, Chief Financial Officer and
                                                       Treasurer
                                                       (Principal Financial Officer)

Dated            August 14, 1997                       /s/ BRIAN J. FELDMAN
                                                       ------------------------------------------------
----------------------------------------------         Brian J. Feldman
                                                       Controller
                                                       (Chief Accounting Officer)