Form 10-Q
period 1997-09-30
HSN INC
filed 1997-11-13
CIK 891103

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

      Total number of shares of outstanding stock as of November 3, 1997:

Common stock.........................      43,663,906
Class B common stock.................      12,227,647

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HSN, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------------------------------
                                                          Three Months Ended   Nine Months Ended
                                                            September 30,        September 30,
                                                          ------------------   ------------------
                                                            1997      1996       1997      1996
-------------------------------------------------------------------------------------------------
                                                           (In thousands, except per share data)
NET REVENUES
  Home Shopping Network.................................  $240,036   $    --   $752,405   $    --
  Ticketmaster..........................................    67,331        --     67,331        --
  Broadcasting..........................................    12,815    11,213     38,585    33,249
  Other.................................................     6,074        --     13,172        --
                                                          --------   -------   --------   -------
          Total net revenues............................   326,256    11,213    871,493    33,249
Operating costs and expenses:
  Cost of sales.........................................   156,041        78    464,159       271
  Selling and marketing.................................    66,477        --    134,987        --
  General and administrative............................    37,491     2,840     84,210     8,583
  Engineering and programming...........................    17,859     3,205     54,119     9,236
  Depreciation and amortization.........................    25,703     3,316     67,194    10,178
                                                          --------   -------   --------   -------
          Total operating costs and expenses............   303,571     9,439    804,669    28,268
                                                          --------   -------   --------   -------
          Operating profit..............................    22,685     1,774     66,824     4,981
                                                          --------   -------   --------   -------
Other income (expense):
  Interest income.......................................     1,460       925      3,973     2,135
  Interest expense......................................    (8,611)   (2,228)   (22,101)   (6,861)
  Miscellaneous.........................................    (3,023)     (177)    (9,283)      154
                                                          --------   -------   --------   -------
                                                           (10,174)   (1,480)   (27,411)   (4,572)
                                                          --------   -------   --------   -------
Earnings before income taxes and minority interest......    12,511       294     39,413       409
Income tax expense......................................    (9,078)     (665)   (29,753)   (1,838)
Minority interest.......................................        83        --         98        --
                                                          --------   -------   --------   -------
NET EARNINGS (LOSS).....................................  $  3,516   $  (371)  $  9,758   $(1,429)
                                                          ========   =======   ========   =======
Net earnings (loss) per common share....................  $    .06   $  (.04)  $    .18   $  (.15)
                                                          ========   =======   ========   =======
Weighted average shares outstanding.....................    59,497     9,494     54,087     9,479
                                                          ========   =======   ========   =======

        The accompanying notes are an integral part of these statements.

                           HSN, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

--------------------------------------------------------------------------------------------------
                                                                  September 30,
                                                              ---------------------   December 31,
ASSETS                                                           1997        1996         1996
--------------------------------------------------------------------------------------------------
                                                                         (In thousands)
CURRENT ASSETS
Cash and cash equivalents...................................  $  106,121   $ 13,900    $   42,606
Accounts and notes receivable, net..........................      98,364      3,752        56,832
Inventories, net............................................     155,844         --       100,527
Deferred income taxes.......................................      33,714      1,083        40,842
Other current assets, net...................................      13,381      1,440         7,791
                                                              ----------   --------    ----------
          Total current assets..............................     407,424     20,175       248,598
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     140,136     73,543        95,472
Buildings and leasehold improvements........................      83,618     18,316        63,739
Furniture and other equipment...............................      36,199      1,939        20,414
                                                              ----------   --------    ----------
                                                                 259,953     93,798       179,625
          Less accumulated depreciation and amortization....     113,433     72,516        73,959
                                                              ----------   --------    ----------
                                                                 146,520     21,282       105,666
Land........................................................      17,365      2,158        14,944
Projects in progress........................................       9,806        237         1,365
                                                              ----------   --------    ----------
                                                                 173,691     23,677       121,975
OTHER ASSETS
Intangible assets, net......................................   1,857,803     52,964     1,545,947
Cable distribution fees, net ($37,462; $0; and $40,892,
  respectively, to related parties).........................     104,137         --       113,594
Long-term investments ($17,267; $0; and $5,581,
  respectively, in related parties).........................      33,576      5,140        30,121
Notes receivable, net of current portion ($843; $0; and
  $1,639, respectively, from related parties)...............      11,552     17,130        17,741
Deferred income taxes.......................................       5,592         --         1,926
Deferred charges and other, net.............................      43,530      3,588        36,330
                                                              ----------   --------    ----------
                                                               2,056,190     78,822     1,745,659
                                                              ----------   --------    ----------
                                                              $2,637,305   $122,674    $2,116,232
                                                              ==========   ========    ==========

        The accompanying notes are an integral part of these statements.

                           HSN, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

--------------------------------------------------------------------------------------------------
                                                                 September 30,
                                                             ----------------------   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                            1997        1996          1996
--------------------------------------------------------------------------------------------------
                                                                        (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations................  $   11,263   $  13,000    $   42,906
Accounts payable...........................................     211,264          --        95,421
Programming fees ($8,474; $0; and $9,051, respectively, to
  related parties).........................................      32,314          --        40,717
Other accrued liabilities..................................      96,394       3,015        93,998
                                                             ----------   ---------    ----------
          Total current liabilities........................     351,235      16,015       273,042
LONG-TERM OBLIGATIONS (net of current maturities)..........     428,754      83,922       271,430
DEFERRED INCOME TAXES......................................          --      14,575            --
OTHER LONG-TERM LIABILITIES, NET...........................      50,423          --        56,875
MINORITY INTEREST..........................................     365,355          --       356,136
COMMITMENTS AND CONTINGENCIES..............................          --          --            --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 15,000,000;
  50,000; and 15,000,000 shares, respectively, no shares
  issued and outstanding...................................          --          --            --
Common stock -- $.01 par value; authorized 150,000,000;
  30,000,000; and 150,000,000 shares, respectively; issued
  and outstanding 43,646,861; 7,082,332; and 35,992,903
  shares, respectively.....................................         436          71           360
Class B -- convertible common stock -- $.01 par value;
  authorized 30,000,000; 2,415,945; and 30,000,000 shares,
  respectively; issued and outstanding 12,227,647;
  2,415,945; and 10,225,056 shares, respectively...........         122          24           102
Additional paid-in capital.................................   1,556,589     127,493     1,285,277
Accumulated deficit........................................    (106,904)   (111,552)     (116,662)
Unearned compensation......................................      (3,707)     (2,876)       (5,330)
Note receivable from key executive for common stock
  issuance.................................................      (4,998)     (4,998)       (4,998)
                                                             ----------   ---------    ----------
                                                              1,441,538       8,162     1,158,749
                                                             ----------   ---------    ----------
                                                             $2,637,305   $ 122,674    $2,116,232
                                                             ==========   =========    ==========

        The accompanying notes are an integral part of these statements.

                           HSN, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
                                                                                                    Note
                                                                                                 Receivable
                                                                                                  from Key
                                                                                                 Executive
                                               Class B                                              for
                                             Convertible   Additional                 Unearned     Common
                                    Common     Common       Paid-In     Accumulated   Compen-      Stock
                                    Stock       Stock       Capital       Deficit      sation     Issuance      Total
------------------------------------------------------------------------------------------------------------------------
                                                                       (In thousands)
BALANCE AT JANUARY 1, 1996........   $ 70       $ 24       $  126,119    $(110,123)   $(3,621)    $(4,998)    $    7,471
Issuance of common stock upon
  exercise of stock options.......      1         --              716           --         --          --            717
Income tax benefit related to
  stock options exercised.........     --         --              658           --         --          --            658
Amortization of unearned
  compensation related to grant of
  stock options to key executive
  ................................     --         --               --           --        745          --            745
Net loss for the nine months ended
  September 30, 1996..............     --         --               --       (1,429)        --          --         (1,429)
                                     ----       ----       ----------    ---------    -------     -------     ----------
BALANCE AT SEPTEMBER 30, 1996.....   $ 71       $ 24       $  127,493    $(111,552)   $(2,876)    $(4,998)    $    8,162
                                     ====       ====       ==========    =========    =======     =======     ==========
BALANCE AT JANUARY 1, 1997........   $360       $102       $1,285,277    $(116,662)   $(5,330)    $(4,998)    $1,158,749
Issuance of common stock upon
  exercise of stock options.......      4         --            5,988           --         --          --          5,992
Income tax benefit related to
  stock options exercised.........     --         --            2,599           --         --          --          2,599
Issuance of stock in connection
  with business acquisition.......     72         20          262,725           --         --          --        262,817
Amortization of unearned
  compensation related to grant of
  stock options to key executive
  ................................     --         --               --           --        745          --            745
Expense related to executive stock
  award program and stock
  options.........................     --         --               --           --        113          --            113
Expense related to employee equity
  participation plan..............     --         --               --           --        765          --            765
Net earnings for the nine months
  ended September 30, 1997........     --         --               --        9,758         --          --          9,758
                                     ----       ----       ----------    ---------    -------     -------     ----------
BALANCE AT SEPTEMBER 30, 1997.....   $436       $122       $1,556,589    $(106,904)   $(3,707)    $(4,998)    $1,441,538
                                     ====       ====       ==========    =========    =======     =======     ==========

        The accompanying notes are an integral part of these statements.

                           HSN, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

---------------------------------------------------------------------------------
                                                               Nine Months Ended
                                                                 September 30,
                                                              -------------------
                                                                1997       1996
---------------------------------------------------------------------------------
                                                                (In thousands)
Cash flows from operating activities:
Net earnings (loss).........................................  $  9,758   $ (1,429)
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
     Depreciation and amortization..........................    52,798     10,178
     Deferred income taxes..................................    15,462      1,547
     Amortization of cable distribution fees................    14,327         --
     Non-cash operating expense.............................   (14,083)        --
     Equity in losses of unconsolidated affiliates..........     9,257         --
     Non-cash interest expense..............................     3,163        629
     Inventory carrying adjustment..........................    (1,726)        --
     Amortization of unearned compensation..................     1,623        745
     Provision for losses on accounts and notes
      receivable............................................       433         69
     (Gain) loss on retirement or sale of fixed assets......       125        (19)
     Minority interest......................................       (98)        --
     Changes in current assets and liabilities:
       (Increase) decrease in accounts receivable...........   (13,521)       872
       Increase in inventories..............................   (49,310)        --
       (Increase) decrease in other current assets..........     4,020       (241)
       Increase in accounts payable.........................    23,636         --
       Decrease in accrued liabilities......................   (36,115)    (2,721)
     Increase in cable distribution fees....................    (4,870)        --
     Decrease in deferred charges and other.................     2,724         25
                                                              --------   --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........    17,603      9,655
                                                              --------   --------
Cash flows from investing activities:
  Capital expenditures......................................   (31,013)      (500)
  Increase in long-term investments and notes receivable....   (14,786)    (8,370)
  Capital contributions received............................     9,000         --
  Payment of merger costs...................................    (6,349)      (791)
  Proceeds from long-term notes receivable..................     5,635      3,234
  Proceeds from sale of fixed assets........................       412      2,328
                                                              --------   --------
          NET CASH USED IN INVESTING ACTIVITIES.............   (37,101)    (4,099)
                                                              --------   --------
Cash flows from financing activities:
  Principal payments on long-term obligations...............  (243,784)   (11,513)
  Proceeds from long-term obligations.......................   231,142         --
  Cash acquired in the Ticketmaster Transaction.............    89,663         --
  Proceeds from issuance of common stock....................     5,992        717
                                                              --------   --------
          NET CASH PROVIDED BY (USED IN) FINANCING
           ACTIVITIES ......................................    83,013    (10,796)
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    63,515     (5,240)
Cash and cash equivalents at beginning of period............    42,606     19,140
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $106,121   $ 13,900
                                                              ========   ========

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

     The Condensed Consolidated Financial Statements include the operations of Savoy Pictures Entertainment, Inc. and subsidiaries ("Savoy") and the operations of Home Shopping Network, Inc. and subsidiaries ("Home Shopping") from the dates of acquisition (collectively, the "Mergers"). The Condensed Consolidated Financial Statements also include the operations and cash flows of Ticketmaster Group, Inc. and subsidiaries ("Ticketmaster") for the 75 days ending July 31, 1997, see Note C.

NOTE B -- RECLASSIFICATION

     Certain amounts in the Condensed Consolidated Financial Statements for September 30, 1996, were reclassified to conform to the 1997 presentation.

NOTE C -- TICKETMASTER TRANSACTION

     On July 17, 1997, the Company announced the consummation of the acquisition of approximately 49.6% of the outstanding equity of Ticketmaster, from Paul G. Allen, by issuing 7,238,507 shares of the Company's common stock at a price of $28.44 per share (the "Ticketmaster Transaction"). Subsequently, the Company purchased an additional 206,000 shares of Ticketmaster stock, for $3.3 million, in the open market resulting in a 50.1% interest in Ticketmaster's outstanding equity. In connection with the issuance of new shares to Mr. Allen, the Company also issued 2,002,591 shares of the Company's Class B common stock in accordance with Liberty Media Corporation's contingent right to receive such shares as part of the Home Shopping merger in 1996.

     The Ticketmaster Transaction has been accounted for using the purchase method of accounting. The acquisition price of $210.0 million, including expenses, was preliminarily allocated to the assets and liabilities of Ticketmaster based on their respective values at the acquisition date. The fair market values of the assets and liabilities consolidated in the statement of financial position as of September 30, 1997, along with the excess of the purchase price over the fair value of net assets, which has preliminarily been assigned to goodwill, are summarized below:

----------------------------------------------------------------------------
                                                               Ticketmaster
----------------------------------------------------------------------------
                                                              (In thousands)
Current assets..............................................     $139,897
Non-current assets..........................................      180,375
Goodwill....................................................      189,493
Current liabilities.........................................      129,525
Non-current liabilities.....................................      149,423

     Ticketmaster is on a fiscal year ending January 31 and accordingly, the Company has adopted the practice of consolidating Ticketmaster's most recent quarterly results of operations, adjusted for any significant subsequent transactions, with those of the Company's current quarterly results. For the quarter and nine

                           HSN, INC. AND SUBSIDIARIES
months ended September 30, 1997, the Company has consolidated the operations of Ticketmaster for the 75 days ended July 31, 1997.

     The following unaudited pro forma condensed consolidated financial information for the quarter and nine months ended September 30, 1997, is presented to show the results of the Company for the full three and nine month periods, as if the Ticketmaster Transaction and the Mergers occurred at the beginning of the years presented. The pro forma results include certain adjustments, including increased amortization related to goodwill, the reduction of cable and broadcast fees for fair value adjustments related to purchase accounting and the elimination of inter-company revenues and expenses, and are not necessarily indicative of what the results would have been had the Ticketmaster Transaction and the Mergers actually occurred on the aforementioned dates.

--------------------------------------------------------------------------------------------------
                                                     Three Months Ended       Nine Months Ended
                                                        September 30,           September 30,
                                                     -------------------   -----------------------
                                                       1997       1996        1997         1996
--------------------------------------------------------------------------------------------------
                                                         (In thousands, except per share data)
Net revenues.......................................  $347,198   $328,038   $1,058,457   $1,010,741
Net earnings (loss)................................     3,323     (1,428)       8,216      (13,882)
Net earnings (loss) per common share...............       .05       (.03)         .12         (.25)

NOTE D -- LONG-TERM OBLIGATIONS

     In connection with the Ticketmaster Transaction, consolidated long-term obligations increased by the following:

----------------------------------------------------------------------------
                                                              September 30,
                                                                   1997
----------------------------------------------------------------------------
                                                              (In thousands)
$175.0 million revolving note payable, collateralized by
  substantially all of Ticketmaster's assets, payable
  December 1999; bearing interest at the London Inter-Bank
  Offered Rate ("LIBOR"), plus an applicable margin.........     $134,000
Term loan, collateralized by a building, principal and
  interest payable monthly, maturing May 2007; interest at
  9.2%......................................................        9,000
Term loan, collateralized by substantially all of the assets of a Ticketmaster subsidiary, interest and principal
  payable monthly with balance due June 1999; bearing
  interest at prime plus 0.25% or LIBOR plus 225 basis
  points....................................................        7,500
Other.......................................................           49
                                                                 --------
                                                                 $150,549
                                                                 ========

     In addition to the above Ticketmaster debt, on May 1, 1997, the Company entered into a new $275.0 million Revolving Credit Facility (the "New Facility") with a $35.0 million sub-limit for letters of credit. The New Facility, which replaced both the Home Shopping Revolving Credit Facility and the Company's Secured Senior Term Loans, expires on May 1, 2002. The New Facility is unsecured and the interest rate on borrowings is tied to LIBOR plus an applicable margin. At September 30, 1997, there were $80.0 million in outstanding borrowings under the New Facility, and $169.8 million was available for borrowing after taking into account outstanding letters of credit.

     A waiver of certain covenants related to the SF Broadcast Facility was obtained for the third quarter of 1997. The Company was in compliance with all other terms and covenants related to its credit facilities and debt instruments at September 30, 1997.

     In connection with the Mergers, the Company became a joint and several obligor with respect to the Home Shopping Network 5 7/8% Convertible Subordinated Debentures and to the Savoy Pictures Entertain-

                           HSN, INC. AND SUBSIDIARIES
ment, Inc. 7% Convertible Subordinated Debentures. The liability of Home Shopping and Savoy is subordinated under these debentures.

NOTE E -- INCOME TAXES

     The Company had taxable income for the quarter and nine months ended September 30, 1997, which was offset in part by net operating loss carryforwards.

     On June 23, 1997, the Internal Revenue Service ("IRS") completed the examination of Home Shopping's federal income tax returns for fiscal years 1992, 1993 and 1994. The IRS proposed adjustments resulting in a potential tax deficiency of $9.3 million, primarily related to the disallowance of deductions pertaining to a legal settlement and stock options exercised under the 1986 Cable Operators Stock Option Plan. On July 23, 1997, the Company made a payment of $1.3 million of tax and $.3 million of interest for all undisputed issues. These undisputed issues were related to inter-period allocations of tax deductions, which will reverse in subsequent periods. To minimize interest expense in the event of an unfavorable outcome of the disputed items, the Company deposited $2.8 million with the IRS during July 1997. The Company maintains it has meritorious positions with respect to the disputed adjustments and on August 22, 1997, filed a protest with the IRS.

     In addition, the IRS reversed its position on an issue with respect to a former related party, which will result in a refund of $5.0 million in taxes and interest related to fiscal years 1986 to 1989.

     The effects of the settlement of undisputed items, the potential impact of the disputed items, and the $5.0 million refund were included in previous years' tax provisions and, accordingly, had no impact on the income tax provision for the quarter and nine months ended September 30, 1997.

     The Company believes it has made adequate provision for all outstanding tax issues.

NOTE F -- EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per common share is based on net earnings (loss) divided by the weighted average number of common shares outstanding, giving effect to stock options and convertible debt, when applicable, and the impact of common stock equivalents of Ticketmaster. Fully diluted earnings (loss) per common share is considered to be the same as primary earnings (loss) per common share since the effect of certain potentially dilutive securities is anti-dilutive in all periods presented.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which will become effective in the fourth quarter of 1998. FAS 128 replaces the presentation of earnings per share reflected on the Statement of Operations with a dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock that then shared in the earnings of the Company. FAS 128 does not permit early application; however, it requires, when implemented in the fourth quarter, the restatement of previously reported earnings

                           HSN, INC. AND SUBSIDIARIES
per share for each income statement presented. Pro forma disclosure of earnings per share information as if the Company implemented FAS 128 are as follows:

                          PRO FORMA EARNINGS PER SHARE

--------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                          ----------------------   ---------------------
                                                             1997        1996        1997        1996
--------------------------------------------------------------------------------------------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Net earnings (loss)....................................      $ 3,516      $ (371)    $ 9,758     $(1,429)
                                                             =======      ======     =======     =======
Weighted average shares................................       55,010       9,494      51,008       9,479
                                                             =======      ======     =======     =======
Basic earnings (loss) per share........................      $   .06      $ (.04)    $   .19     $  (.15)
                                                             =======      ======     =======     =======
Weighted average shares including the effect of stock
  options (4,487 and 3,079 for the three and nine
  months ended September 30, 1997, respectively).......       59,497       9,494      54,087       9,479
                                                             =======      ======     =======     =======
Diluted earnings (loss) per share......................      $   .06      $ (.04)    $   .18     $  (.15)
                                                             =======      ======     =======     =======

NOTE G -- CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of auction preferred shares, money market funds and certificates of deposit with original maturities of less than 91 days.

     Supplemental disclosures of cash flow information:

-------------------------------------------------------------------------------
                                                              Nine Months Ended
                                                                September 30,
                                                              -----------------
                                                               1997       1996
-------------------------------------------------------------------------------
                                                               (In thousands)
CASH PAID FOR:
  Interest..................................................  $17,316    $7,019
  Income taxes..............................................   13,055       295
CASH RECEIVED FOR:
  Income tax refund.........................................      201        --

- During July 1997, the Company acquired an interest in Ticketmaster by issuing stock as discussed in Note C.

                           HSN, INC. AND SUBSIDIARIES

NOTE H -- SAVOY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

     The Company has not presented separate financial statements and other disclosures concerning Savoy because management has determined that such information is not material to holders of the Savoy debentures, all of which have been assumed by the Company as a joint and several obligor. The information presented is reflected at Savoy's historical cost basis.

--------------------------------------------------------------------------------
                                                              Nine Months Ended
                                                                September 30,
                                                              ------------------
Summarized Operating Information                               1997       1996
--------------------------------------------------------------------------------
                                                                (In thousands)
Net revenue.................................................  $50,816   $ 98,848
Operating expenses..........................................   52,063    168,543
Operating loss..............................................   (8,309)   (69,695)
Net loss....................................................   (6,534)   (84,720)

------------------------------------------------------------------------------------------------
                                                                 September 30,
                                                              -------------------   December 31,
Summarized Balance Sheet Information                            1997       1996         1996
------------------------------------------------------------------------------------------------
                                                                        (In thousands)
Current assets..............................................  $ 39,777   $124,338     $ 61,901
Non-current assets..........................................   289,171    317,003      302,195
Current liabilities.........................................    33,563     37,846       60,176
Non-current liabilities.....................................   116,360    177,067      124,198
Minority interest...........................................   119,091     95,170      112,717

NOTE I -- RELATED PARTY TRANSACTION

     The Company deferred repayment of a $5.0 million secured, non-recourse promissory note due from the Company's Chairman and CEO, from September 5, 1997 to September 5, 2007.

NOTE J -- SUBSEQUENT EVENTS

     On October 20, 1997, the Company and Universal Studios, Inc. ("Universal"), a subsidiary of The Seagram Company, Ltd., announced an agreement to contribute the majority of Universal's television assets to the Company in a transaction in which Universal will receive $4.1 billion in value in the form of 45% of the Company's outstanding common equity equivalents and $1.2 billion in cash. In addition, upon consummation of the transaction, the Company intends to change its corporate name to USA Networks, Inc. The transaction, which is expected to close in the first quarter of 1998, is subject to customary conditions, including the approval of the Company's stockholders. The Universal assets to be contributed include all the domestic operations and 50% of the international operations of USA Network and the Sci-Fi Network, as well as Universal's domestic production and distribution operations.

     On October 31, 1997, the Company announced its proposal to acquire all publicly held shares of common stock of Ticketmaster in a tax-free merger transaction in which each share of Ticketmaster would be exchanged for .506 of a share of the Company's common stock, subject to adjustment in certain circumstances. The Company and Ticketmaster have not entered into a definitive agreement regarding the Company's proposal.

     On November 12, 1997, the Company invested $20.0 million for an 11.0% interest in City Search, Inc., an Internet based company. The investment will be accounted for using the cost method.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

     HSN, Inc. (the "Company" or "HSNi") is a holding company, the subsidiaries of which conduct the operations of the Company's various business activities. During the third quarter of 1997, the Company acquired 50.1% of the outstanding equity of Ticketmaster Group, Inc. and subsidiaries ("Ticketmaster") (the "Ticketmaster Transaction"). During 1996, the Company merged with Savoy Pictures Entertainment, Inc. ("Savoy") and Home Shopping Network, Inc. ("Home Shopping") (collectively, the "Mergers"). The Ticketmaster Transaction and the Mergers were accounted for using the purchase method of accounting. The Company's principal areas of business are electronic retailing, ticketing operations and television broadcasting. The electronic retailing business operates two services, The Home Shopping Network ("HSN") and America's Store, through an indirect wholly-owned subsidiary, Home Shopping Club, Inc. ("HSC"). The ticketing operations business sells over 70 million tickets a year through 2,900 retail center outlets, 25 telephone call centers and an Internet site and is the leading provider of automated ticketing services in the U.S. The television broadcasting business owns and operates twelve full-power UHF television stations (the "SKTV Stations") and four full-power VHF television stations ("SF Broadcasting"). SF Broadcasting is 50% owned by each of Savoy and Fox Broadcasting Company ("Fox").

     THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS. THESE ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE IDENTIFIED BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "OPTIMISTIC," "INTEND," "AIM," "WILL," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY OR REVISE ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, AS WELL AS AFFECT THE COMPANY'S ABILITY TO ACHIEVE ITS GOALS REFERRED TO HEREIN, INCLUDE BUT ARE NOT LIMITED TO, THE FOLLOWING: BUSINESS AND GENERAL ECONOMIC CONDITIONS, MEDIA COVERAGE WHICH MIGHT DISRUPT VIEWERSHIP PATTERNS, COMPETITIVE FACTORS, CHANNEL SPACE AVAILABILITY, THE COST AND AVAILABILITY OF APPROPRIATE MERCHANDISE AND DELIVERY SERVICES, CONSOLIDATION WITHIN THE CABLE INDUSTRY, COST OF CARRIAGE OF THE COMPANY'S PROGRAMMING AND CHANGES IN THE REGULATORY ENVIRONMENT.

A. CONSOLIDATED RESULTS OF OPERATIONS

     The following discussions present the material changes in the consolidated results of operations of the Company for the quarter and nine months ended September 30, 1997, compared with the same periods in 1996. The operations for the quarter and nine months ended September 30, 1996, consist solely of the operations of the SKTV Stations. To provide a more meaningful comparison of operating results, a separate pro forma section is included as supplemental information. These pro forma results are not necessarily indicative of what the results would have been had the Ticketmaster Transaction and the Mergers actually occurred at the beginning of 1997 and 1996. Reference should also be made to the Condensed Consolidated Financial Statements included herein.

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996

NET REVENUES

     For the quarter and nine months ended September 30, 1997, total revenues of the Company increased $315.0 million and $838.2 million, respectively, compared to the same periods in 1996. These significant increases were primarily the result of the Company's acquisition of its interests in Ticketmaster in the third quarter of 1997 and Home Shopping in late December 1996.

OPERATING COSTS AND EXPENSES

     For the quarter and nine months ended September 30, 1997, total operating costs and expenses increased $294.1 million and $776.4 million, respectively, compared to the same periods in 1996. As shown in the table below, operating costs and expenses for Home Shopping for the quarter and nine months ended September 30, 1997, excluding purchase accounting effects and including the elimination of intercompany engineering and programming expenses, accounted for 75.7% and 87.8%, respectively of the increases.

----------------------------------------------------------------------------------------------------
                                                         Three Months Ended      Nine Months Ended
                                                         September 30, 1997      September 30, 1997
                                                        --------------------    --------------------
                                                        Increase                Increase
                                                          from        Home        from        Home
                                                          1996      Shopping      1996      Shopping
----------------------------------------------------------------------------------------------------
                                                                       (In millions)
Operating costs and expenses:
  Cost of sales.......................................   $156.0      $144.3      $463.9      $444.0
  Selling and marketing...............................     66.5        33.5       135.0       100.9
  General and administrative..........................     34.6        23.2        75.6        70.6
  Engineering and programming.........................     14.6        13.0        44.9        39.3
  Depreciation and amortization.......................     22.4         8.6        57.0        26.5
                                                         ------      ------      ------      ------
          Total operating costs and expenses..........   $294.1      $222.6      $776.4      $681.3
                                                         ======      ======      ======      ======

     The increases in selling and marketing expense for the quarter and nine months ended September 30, 1997, include $32.6 million of Ticketmaster expense in both periods. The increases in depreciation and amortization expense for the quarter and nine months ended September 30, 1997, also include $12.7 million and $28.1 million, respectively, of goodwill amortization associated with the Company's acquisitions of Ticketmaster, Home Shopping and Savoy.

OTHER INCOME (EXPENSE), NET

     For the quarter and nine months ended September 30, 1997, interest income increased $.5 million and $1.8 million, respectively, due to higher combined cash balances of the consolidated and merged entity.

     For the quarter and nine months ended September 30, 1997, interest expense increased $6.4 million and $15.2 million, respectively, compared to the same periods in 1996, due to the higher combined debt balance of the consolidated and merged entity and non-cash interest expense related to preliminary purchase accounting adjustments arising from the Mergers.

     For the quarter and nine months ended September 30, 1997, the Company had net miscellaneous expense of $3.0 million and $9.3 million, respectively, primarily due to equity losses relating to the Company's investments in Home Order Television GmbH & Co. KG ("HOT") and Jupiter Shop Channel Co;. Ltd.

INCOME TAXES

     The Company's effective tax rate for the quarter and nine months ended September 30, 1997, of 73% and 75%, respectively, calculated on earnings before income taxes and minority interest, is higher than the statutory rate due primarily to the amortization of non-deductible goodwill and other acquired intangibles, the non-recognition of net operating losses from less than 80% owned subsidiaries and state income taxes. The Company's effective tax rate is expected to exceed the statutory rate for the remainder of 1997.

MINORITY INTEREST

     For the quarter and nine months ended September 30, 1997, minority interest represents Liberty HSN, Inc.'s ("Liberty HSN") 19.9% interest in Home Shopping's results of operations, Fox's 50% interest in SF Broadcasting's results of operations and 49.9% of Ticketmaster's results of operations for the 75 days ended July 31, 1997.

PRO FORMA NET REVENUES AND COST OF REVENUES FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. PRO FORMA NET REVENUES AND COST OF REVENUES FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996

     The Ticketmaster Transaction and the Mergers resulted in significant changes in the Company's results of operations. Accordingly, the following discussion of revenues and cost of revenues is presented for illustrative purposes only. The pro forma information is not necessarily indicative of the revenues and cost of revenues which would have actually been reported had the Ticketmaster Transaction and the Mergers occurred on the dates described below, nor is it necessarily indicative of future revenues and cost of revenues.

     The pro forma revenues and cost of revenues for the three and nine months ended September 30, 1997 and 1996, have been prepared to show results of the Company for the full three and nine month periods, as if the Ticketmaster Transaction and the Mergers had occurred at the beginning of 1997 and 1996. Revenues and cost of revenues specifically related to Savoy's motion picture operations are excluded from the 1996 pro forma amounts as these activities ceased prior to the Mergers. Any future revenue or expense from Savoy's motion picture operations will relate to the winding up of these operations and are expected to be insignificant.

     For the quarter and nine months ended September 30, 1997 pro forma net revenues for the Company increased $19.2 million, or 5.8%, to $347.2 million from $328.0 million and $47.7 million, or 4.7%, to $1.1 billion from $1.0 billion, respectively, compared to the same periods in 1996. For the quarter and nine months ended September 30, 1997, pro forma cost of revenues increased $13.0 million, or 8.9%, to $158.1 million from $145.1 million, and $1.0 million, or
 .2%, to $480.7 million from $479.7 million, respectively, compared to the same periods in 1996.

     The discussion that follows provides an analysis of the aforementioned increases in pro forma revenues and cost of revenues by significant component.

HOME SHOPPING NETWORK

     Net sales for Home Shopping increased $5.7 million, or 2.4%, and $18.5 million, or 2.5%, respectively, for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996. Net sales of HSC, the primary source of Home Shopping revenues, increased $17.2 million, or 8.3%, and $56.4 million, or 8.7% for the quarter and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. HSC's sales reflect increases of 7.9% and 11.2% in the number of packages shipped and decreases of 2.5% and 7.1% in the average price per unit sold for the quarter and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The increase in HSC net sales was offset by planned decreases in net sales of wholly-owned subsidiaries, HSN Mail Order, Inc. ("Mail Order"), and the retail outlet stores of $8.7 million and $2.6 million, respectively, for the quarter ended September 30, 1997, and $25.8 million and $7.8 million, respectively, for the nine months then ended, compared to the same periods in 1996.

     The Company believes that the improved sales for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, were primarily the result of ongoing changes made to the Company's merchandising and programming strategies. Management is continuing to take additional steps to improve sales by changing the mix of products sold, introducing new products, optimizing the average price per unit, creating exciting programming, taking measures to increase the frequency of the customer's purchases and attracting new customers. Additional personnel have been hired to assist in implementing these new merchandising and programming strategies. There can be no assurance that the additional changes to the Company's merchandising and programming strategies will achieve management's intended results.

     For the quarter and nine months ended September 30, 1997, HSC's merchandise return percentage decreased to 22.8% from 23.2% and to 22.7% from 24.3%, respectively, compared to the same periods in 1996. Management believes that the lower return rate is primarily attributable to the decrease in the average price per unit and the mix of products sold, which may vary in subsequent quarters.

     At September 30, 1997 and 1996, HSC had approximately 4.6 million active customers. An active customer is one who has completed a transaction within the last eighteen months or placed an order within the last seven months. In addition, 61.3% of active customers have made more than one purchase in the last eighteen months, compared to 59.4% at September 30, 1996.

     The following table highlights the changes in the estimated unduplicated television household reach of HSN, the Company's primary service, for the twelve months ended September 30, 1997:

-----------------------------------------------------------------------------------------------------
                                                              Cable*   Broadcast   Satellite   Total
-----------------------------------------------------------------------------------------------------
                                                                   (In thousands of households)
Households -- September 30, 1996............................  46,956    18,921       3,788     69,665
Net additions/(deletions)...................................   3,220    (1,017)         --      2,203
Shift in classification.....................................     449      (449)         --         --
Change in Nielsen household counts..........................      --      (701)         --       (701)
                                                              ------    ------       -----     ------
Households -- September 30, 1997............................  50,625    16,754       3,788     71,167
                                                              ======    ======       =====     ======

---------------

* Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated household reach. Cable households included 3.8 million and 1.8 million direct broadcast satellite ("dbs") households at September 30, 1997 and 1996, respectively, and therefore, these households are excluded from satellite.

     According to industry sources, as of September 30, 1997, there were 96.9 million homes in the United States with a television set, 64.4 million basic cable television subscribers and 3.8 million homes with satellite dish receivers, excluding dbs.

     In addition, as of September 30, 1997, approximately 10.4 million cable television households could be reached by America's Store, of which 3.8 million are on a part-time basis. Of the total cable television households receiving America's Store, 9.0 million also receive HSN.

     During the remainder of 1997, cable system contracts covering 2.3 million cable subscribers are subject to termination or renewal. This represents 4.5% of the total number of unduplicated cable households receiving HSN. The Company is pursuing both renewals and additional cable television system contracts, but channel availability, competition, consolidation within the cable industry and cost of carriage are some of the factors affecting the negotiations for cable television system contracts. Although management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, management believes that a majority of these contracts will be successfully renegotiated.

     The Company, as part of its disengagement strategy, has selected its Miami, Florida station as the initial station which will cease broadcasting HSN and commence broadcasting its new local programming format in the Spring of 1998. Management is continuing to evaluate the effects that the disaffiliation will have on Home Shopping's ability to reach some of its existing customers in the Miami area including a reduction in revenues or additional expenses to secure carriage of HSN. The Company believes that the process of disaffiliation can be successfully managed to minimize adverse consequences. Upon disaffiliation, the Company plans on carrying predominantly its own local programming. There can be no assurance that the Company will be successful in its strategy to develop and broadcast its new programming format.

     As a percentage of net sales, Home Shopping's cost of sales increased to 60.1% from 58.4% and decreased to 59.0% from 61.8%, for the quarter and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. Cost of sales of HSC increased $15.5 million and $18.1 million, respectively, for the quarter and nine months ended September 30, 1997, due to increases in sales. This was offset by decreases for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, of $9.1 million and $26.2 million, respectively, in cost of sales of Mail Order and the retail outlet stores as a result of the planned reduction in revenues for these subsidiaries. As a percentage of HSC's net sales, cost of sales for the quarter and nine months ended September 30, 1997, increased to 61.5% from 59.1% and decreased to 60.2% from 62.6%, respectively, compared to the same periods in 1996. These increases were due to planned product mix changes and promotional activities related to Home Shopping's 20th Anniversary celebration. In addition, Home Shopping had special promotional pricing in reaction to the temporary decrease in viewership resulting from television coverage of the death of Princess Diana and anticipated customer reluctance to order during the UPS strike.

TICKETMASTER

     For the quarter and nine months ended September 30, 1997, pro forma Ticketmaster revenues increased $7.7 million, or 9.6% and $14.9 million, or 6.2%, respectively, compared to the same periods in 1996 and can be attributed primarily to increases in the number of tickets sold and the average per ticket operations revenue. Ticketmaster's primary source of revenue is ticketing operations which are primarily comprised of convenience charges which Ticketmaster generates by providing clients with access to Ticketmaster's extensive distribution capabilities, including Ticketmaster-owned call centers, an independent network of sales outlets remote to the client's box office and non-traditional distribution channels such as the Internet. Other components of ticket operations revenue include handling fees attributed to the sale and distribution of tickets through channels other than remote sales outlets, credit card fee reimbursements and licensing fees. Through continued acquisitions and growth, management expects continued increases in ticketing operations revenues.

     Other sources of Ticketmaster revenue, are relatively consistent, on a pro forma basis, when comparing the same periods for 1997 to 1996, and include revenues from concession control system sales; publications; and merchandising businesses. Concession inventory control systems and associated service contracts are marketed to movie theaters, stadiums, arenas and general admission facilities. Ticketmaster produces and distributes publications, primarily the Live! magazine, and the Entertainment Guide included therein, and recognizes revenue from the sale of subscriptions. The merchandising business, Entertainment To Go, is designed to leverage Ticketmaster's inbound call center traffic, its database of consumers, and its relationships with the music and entertainment industries to effectively sell, at retail prices, music, tour, and entertainment related merchandise products to consumers.

     The pro forma costs of revenues associated with ticketing operations and publications were $8.0 million and $22.4 million, respectively, for the quarter and nine months ended September 30, 1997 and were consistent when compared to the same periods in 1996.

BROADCASTING

     For the quarter and nine months ended September 30, 1997, pro forma broadcasting revenues of $12.8 million and $38.6 million, respectively, and cost of revenues of $1.3 million and $3.3 million, respectively, were consistent when compared to the same periods in 1996. Broadcasting operations relates to the operations of the SKTV Stations and SF Broadcasting.

OTHER

     For the quarter and nine months ended September 30, 1997, $6.1 million and $13.2 million, respectively, of pro forma other revenue related to the Savoy motion picture business which was discontinued in 1996. The costs associated with these revenues were $4.5 million and $10.3 million, respectively, for the quarter and nine months ended September 30, 1997. The Company does not expect significant additional revenues or costs from the motion picture business.

EBITDA AND ATTRIBUTABLE EBITDA

     Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is defined as operating profit plus depreciation and amortization. EBITDA is presented here as a management tool and as a valuation methodology for the companies in the media, entertainment and communications industries. EBITDA does not purport to represent cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The Company owns 50% of the common equity and 100% of the voting stock of SF Broadcasting and 50.1% of both the common equity and voting stock of Ticketmaster. As a result of voting and management control, the operating results of Ticketmaster and SF Broadcasting are consolidated with the Company's operating results. For the quarter and nine months ended September 30, 1997, EBITDA for the Company was $48.4 million and $134.0 million, respectively, compared to $44.7 million and $117.2 million, respectively, for the same periods in 1996 on a pro forma basis. Attributable EBITDA reflects 50.1% of Ticketmaster's pro rata share of EBITDA of its consolidated businesses and unconsolidated joint ventures and 50% of SF Broadcasting's EBITDA based on the Company's common equity ownership. Attributable EBITDA for the Company for the quarter and nine months ended September 30, 1997, was $42.7 million and $125.9 million, respectively, compared to $38.0 million and $99.7 million, respectively, for the same periods in 1996 on a pro forma basis.

B. FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $19.9 million for the twelve months ended September 30, 1997. In addition, the Company acquired cash of $142.4 million in connection with the Ticketmaster Transaction and the Mergers and received capital contributions of $9.0 million. These cash proceeds were used to reduce outstanding borrowings by $40.9 million, pay for capital expenditures of $31.7 million and pay cable distribution fees of $12.3 million. Net earnings adjusted for non-cash items totaled $92.6 million and working capital increased by $52.0 million for the twelve months ended September 30, 1997.

     Net cash provided by operating activities was $17.6 million for the nine months ended September 30, 1997. In addition, the Company acquired cash of $89.7 million in connection with the Ticketmaster Transaction and received capital contributions of $9.0 million. These cash proceeds were used principally to reduce outstanding borrowings by $12.6 million, pay for capital expenditures of $31.0 million and pay cable distribution fees of $10.2 million. Net earnings adjusted for non-cash items totaled $91.0 million and working capital increased by $80.6 million for the nine months ended September 30, 1997.

     Capital expenditures for the nine months ended September 30, 1997, primarily relate to Home Shopping's plan to improve and expand the capabilities of its computer systems. Consolidated capital expenditures are expected to range from $20.0 million to $30.0 million for the remainder of 1997.

     As discussed in Pro Forma Net Revenues and Cost of Revenues, in connection with the new broadcasting of independent programming in the Miami, Florida area, the Company expects to incur capital expenditures for the buildout of the Miami station. These amounts, which are included above, are anticipated to range from $10.0 million to $13.0 million for the remainder of 1997.

     On May 1, 1997, the Company entered into a new $275.0 million Revolving Credit Facility (the "New Facility") with a $35.0 million sublimit for letters of credit. The New Facility, which replaced both the Home Shopping Revolving Credit Facility and the Company's Secured Senior Term Loans, expires on May 1, 2002. The New Facility is unsecured, and the interest rate on borrowings is tied to the London Interbank Offered Rate, plus an applicable margin. At November 1, 1997, there were $80.0 million of outstanding borrowings under the New Facility and $173.2 million was available for borrowing after taking into account outstanding letters of credit.

     Amounts available to Ticketmaster under its credit agreement are limited to the lower of the $175.0 million commitment amount or a borrowing base calculated as a multiple of cash flows as defined. At November 1, 1997, Ticketmaster had $134.0 million in outstanding borrowings under its credit agreement and $41.0 million was available for borrowing. The maximum amount available under the credit agreement will decrease to $165.0 million as of December 31, 1997 and will further decrease to $150.0 million at December 31, 1998.

     In September 1997, the Company paid the final $5.0 million of subscriptions payable related to its investment in HOT. The Company also has certain ongoing funding obligations.

     During the remainder of 1997, management expects to pay cable distribution fees of $11.0 million to $14.0 million, relating to new and current contracts with cable systems operators to carry Home Shopping's programming.

     During the nine months ended September 30, 1997, the Company received cash proceeds of $6.0 million from the exercise of .4 million options to purchase the Company's common stock. At October 31, 1997, 16.6 million options to purchase the Company's common stock were outstanding and exercisable at prices ranging between $2.00 and $148.21. The exercise of such options would result in a cash inflow to the Company of $71.2 million.

     During July and August 1997, the Company purchased a total of 206,000 shares of Ticketmaster stock in the open market for $3.3 million.

     On November 12, 1997, the Company invested $20.0 million for an 11% equity interest in City Search, Inc., a company that produces and delivers comprehensive local city guides on the Worldwide Web of the Internet, providing up-to-date information regarding arts and entertainment, community activities and events, recreation, business and news/sports/weather to consumers in major metropolitan areas. The funds to make this investment were obtained from borrowings under the New Facility.

     Ticketmaster spent $9.0 million in connection with business acquisitions using existing funds.

     In management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet the Company's foreseeable needs.

     During the quarter and nine months ended September 30, 1997, the Company did not pay any cash dividends, and none are permitted under the Company's existing credit facility.

SEASONALITY

     The Company believes seasonality does impact its retailing segment but not to the same extent it impacts the retail industry in general and does not significantly impact its other businesses.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     2(c)-On July 17, 1997, the Company acquired from Paul G. Allen 12,283,014 shares of Ticketmaster common stock, no par value, in exchange for 7,238,507 shares for the Company's common stock, par value $.01 per share ("Common Stock"), subject to the issuance of up to an additional 3,257,328 shares of Common Stock to be reserved for contingent issuance in July 1998 if the average market price of Common Stock over a specified period prior to such date is below $29 per share, pursuant to the terms of a Stock Exchange Agreement between Mr. Allen and the Company dated May 20, 1997 (the "Stock Exchange Agreement"). The issuance of Common Stock by the Company to Mr. Allen was a private placement under Section 4(2) of the Securities Act of 1933, as amended, which did not involve any public offering of the Common Stock. The full text of the Stock Exchange Agreement was filed as Exhibit 1 to the Company's Current Report on Form 8-K dated July 17, 1997, and is incorporated herein by reference.

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

                                                       /s/ HSN, INC.
                                                       ------------------------------------------------
                                                        (Registrant)

Dated           November 13, 1997                      /s/ BARRY DILLER
----------------------------------------------         ------------------------------------------------
                                                       Barry Diller
                                                       Chairman of the Board and Chief Executive
                                                       Officer

Dated           November 13, 1997                      /s/ VICTOR A. KAUFMAN
----------------------------------------------         ------------------------------------------------
                                                       Victor A. Kaufman
                                                       Office of the Chairman and Chief Financial
                                                       Officer (Principal Financial Officer)

Dated           November 13, 1997                      /s/ BRIAN J. FELDMAN
----------------------------------------------         ------------------------------------------------
                                                       Brian J. Feldman
                                                       Controller
                                                       (Chief Accounting Officer)