Form 10-K405
period 1997-12-31
USA NETWORKS INC
filed 1998-03-30
CIK 891103

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934.

                    FOR THE YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NO. 0-20570

                                     OR

      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE TRANSITION PERIOD FROM____________TO____________

                               USA NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      59-2712887
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                    152 WEST 57TH STREET, NEW YORK, NEW YORK
             (Address of registrant's principal executive offices)

                                     10019
                                   (Zip Code)

                                 (212) 247-5810
             (Registrant's telephone number, including area code):

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                   TITLE OF                                   NAME OF EXCHANGE
                  EACH CLASS                                ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
                     NONE                                           NONE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 13, 1998, there were outstanding 102,210,704 shares of Common Stock and 32,013,616 shares of Class B Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1998 was $2,103,696,164.

     Assuming the conversion, as of March 13, 1998, of all equity securities of the registrant and its affiliates convertible into or exchangeable for Common Stock, the registrant would have had outstanding 259,486,974 shares of Common Stock with an aggregate market value of $6,843,968,939.

     ALL SHARE NUMBERS SET FORTH ABOVE GIVE EFFECT TO THE TWO-FOR-ONE STOCK SPLIT WHICH BECAME EFFECTIVE FOR HOLDERS OF RECORD AS OF THE CLOSE OF BUSINESS ON MARCH 12, 1998.
================================================================================

                               USA NETWORKS, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                                     PART I

Item 1    Business....................................................       1
Item 2    Properties..................................................      26
Item 3    Legal Proceedings...........................................      28
Item 4    Submission of Matters to a Vote of Security-Holders.........      30

                                    PART II

Item 5    Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................      32
Item 6    Selected Financial Data.....................................      33
Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................      33
Item 8    Consolidated Financial Statements and Supplementary Data....      45
Item 9    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures.................................      68

                                    PART III

Item 10   Directors and Executive Officers of the Registrant..........      69
Item 11   Executive Compensation......................................      71
Item 12   Security Ownership of Certain Beneficial Owners and
            Management................................................      76
Item 13   Certain Relationships and Related Transactions..............      86

                                    PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................      87

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

CORPORATE HISTORY

     USA Networks, Inc. (the "Company" or "USAi"), formerly known as HSN, Inc., is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses. The Company was incorporated in July 1986 in Delaware as Silver King Broadcasting Company, Inc. ("SKBC") as part of a strategy to broaden the viewership of Home Shopping Network, Inc. ("Home Shopping"). SKBC subsequently changed its name to HSN Communications, Inc. and thereafter, to Silver King Communications, Inc. ("Silver King"). On December 28, 1992, Home Shopping, the sole shareholder, distributed the capital stock of Silver King to Home Shopping's stockholders in the form of a pro-rata tax free stock dividend.

     On December 19 and 20, 1996, the Company consummated mergers with Savoy Pictures Entertainment, Inc. ("Savoy") (the "Savoy Merger") and Home Shopping (the "Home Shopping Merger"), respectively (collectively, the "Mergers"). Concurrently with the Mergers, the Company changed its name to HSN, Inc. At December 31, 1997, the Company owned a controlling interest in Ticketmaster Group, Inc. ("Ticketmaster"). On March 20, 1998, the Company entered into a merger agreement with Ticketmaster regarding the acquisition by the Company in a tax-free merger of the remaining Ticketmaster common stock for .563 of a share of Common Stock (1.126 shares after giving effect to the Company's two-for-one stock split as of March 12, 1998). On February 12, 1998, as described below, the Company acquired USA Networks, a New York general partnership, consisting of cable television networks USA Network and Sci-Fi Channel, as well as the domestic television production and distribution businesses of Universal Studios ("USA Networks Studios") from Universal Studios, Inc. ("Universal"), and the Company changed its name to USA Networks, Inc. (the "Universal Transaction"). Simultaneously with the Universal transaction, the Company renamed its broadcast television division "USA Broadcasting" (formerly "HSNi Broadcasting"), and its primary television station group "USA Station Group" (formerly "Silver King"). Following the Universal Transaction, the Company engages in five principal areas of business:

     - Home Shopping, which primarily engages in the electronic retailing business.

     - USA Networks, which operates the USA Network and Sci-Fi Channel cable networks.

     - USA Networks Studios, which produces and distributes television programming.

     - USA Broadcasting, which owns and operates television stations.

     - Ticketmaster, which is the leading provider of automated ticketing services in the U.S.

     Unless the context otherwise requires (such as information that is dated as of a date prior to February 12, 1998), references herein to the Company are to the Company after giving effect to the Universal Transaction. Share numbers reflect the Company's two-for-one stock split of the Company's Common Stock and Class B Common Stock to holders of record as of the close of business on March 12, 1998, unless otherwise specified.

     THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, NEW DEVELOPMENTS, NEW MERCHANDISING STRATEGIES AND SIMILAR MATTERS. A VARIETY OF FACTORS COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE TO DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE OPERATIONS, PERFORMANCE, DEVELOPMENT AND RESULTS OF THE COMPANY'S BUSINESS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: MATERIAL ADVERSE CHANGES IN ECONOMIC CONDITIONS IN THE MARKETS SERVED BY THE COMPANY; FUTURE REGULATORY ACTIONS AND CONDITIONS IN THE COMPANY'S OPERATING AREAS; COMPETITION FROM OTHERS; SUCCESSFUL INTEGRATION OF THE COMPANY'S DIVISIONS' MANAGEMENT STRUCTURES; PRODUCT DEMAND AND MARKET ACCEPTANCE; THE ABILITY TO PROTECT PROPRIETARY INFORMATION AND TECHNOLOGY OR TO OBTAIN NECESSARY LICENSES ON COMMERCIALLY REASONABLE TERMS; AND OBTAINING AND RETAINING KEY EXECUTIVES AND EMPLOYEES.

UNIVERSAL TRANSACTION

     On February 12, 1998, the Company completed its previously announced acquisition of USA Networks and USA Networks Studios from Universal, an entity controlled by The Seagram Company Ltd. ("Seagram"). The consideration paid to Universal included a cash payment of approximately $1.63 billion, a portion of which ($300 million) has been deferred until no later than June 30, 1998, and an effective 45.8% interest in the Company (assuming completion of the Liberty transaction described below) through shares of common stock, par value $.01 per share, of the Company (the "Common Stock") and Class B common stock, par value $.01 per share, of the Company (the "Class B Common Stock") and shares ("LLC Shares") of a newly formed limited liability company ("USANi LLC") which are exchangeable into shares of Common Stock and Class B Common Stock.

     The Investment Agreement, as amended and restated as of December 18, 1997, among the Company, Home Shopping, Universal and Liberty Media Corporation ("Liberty") (the "Investment Agreement"), relating to the Universal Transaction also contemplates that, on or prior to June 30, 1998, the Company and Liberty, a subsidiary of Tele-Communications, Inc. ("TCI"), will complete, prior to June 30, 1998, a transaction that involves a $300 million cash investment by Liberty in the Company through the purchase of LLC Shares. The Investment Agreement also provides that the Company, Liberty and Universal, may agree prior to that date on the acquisition by the Company of as-yet unspecified assets owned or controlled by Liberty in exchange for LLC Shares, which transaction would reduce Liberty's cash purchase obligation by 45% of the value of the asset acquisition.

CORPORATE STRUCTURE OF THE COMPANY AND ITS SUBSIDIARIES

     USANi LLC. In connection with the Universal Transaction, the Company has transferred substantially all of its businesses, other than the USA Broadcasting business and the Company's controlling interest in Ticketmaster, to USANi LLC, in exchange for LLC Shares. The Company maintains control and management of USANi LLC, and the businesses held by USANi LLC are managed by the Company in substantially the same manner as they would be if the Company held them directly through wholly owned subsidiaries. Universal and Liberty, directly or indirectly, are the only other beneficial owners of LLC Shares. As long as Barry Diller continues as the Chief Executive Officer of the Company, these arrangements will remain in place. After Mr. Diller is no longer Chief Executive Officer or if Mr. Diller becomes disabled (as defined), Universal and Liberty will have certain additional rights regarding, among other things, the management of USANi LLC and the ability to cause the Company to effect a spinoff or sale of its broadcast assets. These arrangements are set forth in the Amended and Restated Limited Liability Company Agreement of USANi LLC and the Spinoff Agreement, each of which is filed as an exhibit to this Report.

     Pursuant to an exchange agreement among the parties, dated as of February 12, 1998 (the "LLC Exchange Agreement"), the LLC Shares received by Universal and Liberty are exchangeable for shares of Common Stock and Class B Common Stock (in the case of Universal) or Common Stock only (in the case of Liberty). The Company has the right, subject to certain conditions, to require Liberty to exchange such shares when, under applicable law (including the regulations of the Federal Communications Commission (the "FCC")), it is legally permitted to do so. Universal retains the option, and the Company may not require (other than in connection with a sale of the Company as provided in the LLC Exchange Agreement) Universal, to exchange its LLC Shares. In connection with an exchange, Universal is entitled to elect to receive no more than 73,620,000 shares of Class B Common Stock, with the remaining LLC Shares received at the closing of the Universal Transaction exchangeable for Common Stock. As discussed below under "Regulation," because Universal is controlled by a foreign entity (Seagram), FCC rules and regulations limit the amount of Common Stock and Class B Common Stock that Universal may own.

     Home Shopping Network, Inc. Pursuant to the Home Shopping Merger, Liberty HSN, Inc., ("Liberty HSN"), an indirect, wholly owned subsidiary of Liberty retained a 19.9% equity interest (9.2% of the voting power) in Home Shopping, a subsidiary of the Company in which the Company owns the remaining equity and voting interests. As of the date hereof, Home Shopping owns a 45.8% interest in USANi LLC which now holds Home Shopping's former subsidiaries and the new businesses acquired from Universal. Home Shopping has a dual-class common stock structure similar to the Company's. Pursuant to an exchange agreement, dated as of December 20, 1996 (the "Liberty Exchange Agreement"), between the Company and Liberty HSN, at such time or from time to time as Liberty HSN or its permitted transferee is allowed under applicable FCC regulations to hold additional shares of the Company's stock, Liberty HSN or its permitted transferee will exchange its Home Shopping Common Stock and its Home Shopping Class B Common Stock for shares of Common Stock and Class B Common Stock, respectively, at the applicable conversion ratio. Liberty HSN, however, is obligated to effect an exchange only after all of its LLC Shares have been exchanged for shares of Common Stock pursuant to the LLC Exchange Agreement. Upon completion of the exchange of Liberty HSN's Home Shopping shares, Home Shopping would become a wholly owned subsidiary of the Company.

OUTSTANDING SHARES AND CONTROLLING STOCKHOLDERS

     USAi Capitalization. At March 13, 1998, 102,210,704 shares of Common Stock and 32,013,616 shares of Class B Common Stock were outstanding. Of these shares, Liberty HSN owned directly 123,260 shares of Common Stock and 378,322 shares of Class B Common Stock. At the same date, Mr. Diller, Chairman of the Board and Chief Executive Officer of the Company, through BDTV INC., BDTV II INC., BDTV III INC., BDTV IV, INC., his own holdings and a stockholders agreement with Universal, Liberty, the Company and Seagram (the "Stockholders Agreement"), has the right to vote approximately 8% or 8,217,236 shares of USAi's outstanding Common Stock, and approximately 97% or 31,181,726 shares of USAi's outstanding Class B Common Stock, including shares held by BDTV IV INC., which Mr. Diller controls. Each share of Class B Common Stock is entitled to ten votes per share with respect to matters on which Common and Class B stockholders vote as a single class. As a result, at March 13, 1998, Mr. Diller controls approximately 76% of the outstanding total voting power of the Company. Mr. Diller, subject to the Stockholders Agreement, is effectively able to control the outcome of nearly all matters submitted to a vote of the Company's stockholders. Liberty HSN holds substantially all of the economic interest in, and Mr. Diller holds all of the voting power in, the shares of USAi stock held by the BDTV entities listed above.

     In connection with the Universal Transaction, certain additional shares issuable to Liberty HSN pursuant to the Home Shopping Merger were issued. The Company has no further obligations with respect to such contingent shares.

     In the Investment Agreement, the Company granted to Universal and Liberty certain preemptive rights at $40 per share with respect to future issuances of Company stock, which rights generally provide that each of Universal and Liberty may elect to purchase a number of shares of Common Stock (or LLC Shares convertible into shares of Common Stock or Class B Common Stock, as the case may
be) so that the percentage equity interest such entity owned of the Company after the Universal Transaction will be the same as before such transaction (in each case, assuming the exchange of Universal's and Liberty's LLC Shares and of the Liberty HSN Home Shopping shares). As of the closing of the Universal Transaction, Universal's preemptive right is exercisable based on a 45% ownership interest, and Liberty's purchase right is exercisable based on a 21% ownership interest. The transaction agreements, including the Governance Agreement and the Stockholders Agreement, contain other limitations on the ability of Universal and Liberty to take certain actions with respect to the Company or acquire additional voting securities.

     USAi Stock Split. On February 20, 1998, the Board of Directors declared a two-for-one stock split of the Company's Common Stock and Class B Common Stock, payable in the form of a dividend to stockholders of record as of the close of business on March 12, 1998. The 100% stock dividend was paid on March 26, 1998. All share numbers in this Report give effect to such stock split unless otherwise noted.

     USANi LLC Capitalization. In connection with the Universal Transaction, USANi LLC issued 15,617,500 Class A LLC Shares to USAi, 105,097,938 Class A LLC Shares to Home Shopping, 108,654,340 Class B LLC Shares to Universal and 10 Class C LLC Shares to Liberty.

     Home Shopping Debentures. On January 23, 1998, Home Shopping called for redemption of all of its outstanding 5.875% Convertible Subordinated debentures (the "HSN Debentures"), which were convertible until redemption on March 1, 1998 into shares of Common Stock at a price per share of $13.335, as adjusted for the two-for-one stock split to holders of record as of the close of business on March 12, 1998. Effective

March 1, 1998, all such outstanding debentures ($100 million principal amount) were converted into shares of Common Stock, in connection with which the Company issued 7,499,022 shares of Common Stock. These actions have terminated the Company's and Home Shopping's obligations under the indenture, as supplemented, relating to the HSN Debentures, other than with respect to the conversion.

     Savoy Debentures. At the effective time of the Savoy Merger, Savoy and the Company entered into a supplemental indenture with the trustee under the indenture governing Savoy's outstanding 7% Convertible Subordinated Debentures, due July 1, 2003 (the "Savoy Debentures"), providing for the assumption by the Company as joint and several obligor of the Savoy Debentures and that each $1,000 principal amount of the Savoy Debentures is convertible into the amount of shares of Common Stock that the holder thereof would have been entitled to receive had such Savoy Debenture been converted into shares of common stock of Savoy immediately prior to consummation of the Savoy Merger, or 15.05 shares at $66.43 per share, as adjusted for the two-for-one stock split to holders of record as of the close of business on March 12, 1998.

PENDING TICKETMASTER MERGER

     Ticketmaster Group, Inc. At December 31, 1997, the Company owned a controlling interest in Ticketmaster. On March 20, 1998, the Company and Ticketmaster entered into a merger agreement regarding the acquisition by the Company in a tax-free merger of the remaining Ticketmaster common stock for .563 of a share of Common Stock (1.126 shares after giving effect to the Company's two-for-one stock split as of March 12, 1998.). The merger agreement was entered into based upon the recommendation of the Special Committee of the Ticketmaster Board that had been appointed to consider USAi's merger proposal in October 1997. Consummation of the merger is subject to customary conditions, including the approval of the merger by Ticketmaster's shareholders. The Company expects that the merger will be completed in the third quarter of 1998. Based on the number of shares of Ticketmaster Common Stock outstanding as of March 9, 1998, USAi expects to issue approximately 15.4 million shares of Common Stock to Ticketmaster stockholders in connection with the proposed merger. Universal and Liberty have certain pre-emptive rights which will be exercisable if the merger with Ticketmaster is consummated.

                           DESCRIPTION OF BUSINESSES

HOME SHOPPING NETWORK

     Home Shopping, through Home Shopping Club LP ("HSC"), sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs which are transmitted via satellite to cable television systems, affiliated broadcast television stations and satellite dish receivers. Home Shopping operates two retail sales programs, The Home Shopping Network ("HSN") and America's Store, each 24 hours a day, seven days a week (collectively the "HSN Services"). The HSN Services are carried by cable television systems and broadcast television stations throughout the country. America's Store is available in one-hour segments, which enables broadcast and cable affiliates to air America's Store in available time slots that would not otherwise produce revenue for the affiliate.

     Home Shopping's retail sales and programming are intended to promote sales and customer loyalty through a combination of product quality, price and value, coupled with product information and entertainment. The HSN Services are divided into segments which are televised live with a host who presents the merchandise, sometimes with the assistance of a guest representing the product vendor, and conveys information relating to the product, including price, quality, features and benefits. Hosts engage callers in live on-air discussions regarding the currently featured product or the caller's previous experience with Home Shopping's products. Viewers purchase products by calling a toll-free telephone number. Home Shopping attempts to stimulate customer loyalty by providing, among other things, marketing materials such as The Home Shopping Magazine, which offers discounts on Home Shopping purchases, and features articles on products, programming and schedules of upcoming shows.

     The following table highlights the changes in the estimated unduplicated television household reach of HSN, Home Shopping's primary service, by category of access for the year ended December 31, 1997:

-----------------------------------------------------------------------------------------------------
                                                             CABLE*   BROADCAST   SATELLITE*   TOTAL
-----------------------------------------------------------------------------------------------------
                                                                    (In thousands of households)
Households -- December 31, 1996............................  47,864    19,042        3,788     70,694
Net additions/(deletions)..................................   3,002    (1,291)      (1,688)        23
Shift in classification....................................     496      (496)          --         --
Change in Nielsen household counts.........................      --      (610)          --       (610)
                                                             ------    ------       ------     ------
Households -- December 31, 1997............................  51,362    16,645        2,100     70,107
                                                             ======    ======       ======     ======

---------------

* Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated household reach. Cable households included 4.0 million and 2.3 million direct broadcast satellite ("dbs") households at December 31, 1997 and 1996, respectively, and therefore are excluded from satellite.

     According to industry sources, as of December 31, 1997, there were 98.0 million homes in the United States with a television set, 65.7 million basic cable television subscribers and 2.1 million homes with satellite dish receivers, excluding dbs.

     As of December 31, 1997, America's Store reached approximately 10.3 million cable television households of which 3.8 million were on a part-time basis. Of the total cable television households receiving America's Store, 8.9 million also receive HSN.

CUSTOMER SERVICE AND RETURN POLICY

     Home Shopping believes that satisfied customers will be loyal and will purchase merchandise on a regular basis. Accordingly, Home Shopping has customer service personnel and computerized voice response units (the "VRU") available to handle calls relating to customer inquiries 24 hours a day, seven days a week. Generally, any item purchased from Home Shopping may be returned within 30 days for a full refund of the purchase price, including the original shipping and handling charges.

DISTRIBUTION, DATA PROCESSING AND TELECOMMUNICATIONS

     Home Shopping's fulfillment subsidiaries store, service and ship merchandise from warehouses located in Salem, Virginia and Waterloo, Iowa. During 1997, Home Shopping moved its St. Petersburg, Florida fulfillment operations and national returns center to Salem, Virginia. Generally, merchandise is delivered to customers within seven to ten business days of the receipt by Home Shopping of the customer's payment for an order.

     Home Shopping currently operates several Unisys main frame computers and has extensive computer systems which track purchase orders, inventory, sales, payments, credit authorization, and delivery of merchandise to customers. During 1997, Home Shopping took steps to upgrade many of its computer systems which will continue through 1998.

     Home Shopping has digital telephone and switching systems and utilizes the VRU, which allows callers to place their orders by means of touch tone input or to be transferred to an operator.

PRODUCT PURCHASING AND LIQUIDATION

     Home Shopping purchases merchandise made to its specifications, merchandise from manufacturers' lines, merchandise offered under certain exclusive rights and overstock inventories of wholesalers. During 1997, Home Shopping continued to change its purchasing strategy to emphasize price point, variety, newness, continuity sales, product sourcing and events. The mix of products and source of such merchandise depends upon a variety of factors including price and availability. Home Shopping generally does not have long-term commitments with its vendors, and there are various sources of supply available for each category of merchandise sold.

     Home Shopping's product offerings include: jewelry; hardgoods, which include fitness products, consumer electronics, collectibles, housewares, and consumables; health and beauty, which consists primarily of cosmetics; softgoods, which consist primarily of apparel; and fashion accessories. For 1997, jewelry, hardgoods, health and beauty, softgoods and fashion accessories accounted for approximately 36.1%, 34.6%, 13.7%, 11.5% and 4.1%, respectively, of Home Shopping's net sales.

     Home Shopping liquidates short lot and returned merchandise through its liquidation center and three outlet stores located in the Tampa Bay and Orlando areas. Damaged merchandise is liquidated by Home Shopping through traditional channels. Since January 1997, Home Shopping has closed three outlet stores and one liquidation center.

TRANSMISSION AND PROGRAMMING

     Home Shopping produces the HSN Services in its studios located in St. Petersburg, Florida. The Services are distributed to cable television systems, broadcast television stations, dbs and satellite antenna owners by means of Home Shopping's satellite uplink facilities to satellite transponders leased by Home Shopping. Any cable television system, broadcast television station or individual satellite dish owner in the United States and the Caribbean Islands equipped with standard satellite receiving facilities is capable of receiving the HSN Services.

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

     Use of the transponder which Home Shopping subleases may, however, be preempted in order to satisfy the owner's obligations to provide the transponder to another lessee on the satellite in the event that the other lessee cannot be restored to service through the use of spare or reserve transponders (the "Special Termination Right"). As of June 5, 1995, Home Shopping discontinued use of this satellite transponder for which it has a non-cancelable operating lease calling for monthly payments of approximately $150,000 through December 31, 2006. In 1996, Home Shopping subleased this satellite transponder for a term of 10 years with an option to cancel after four years. The monthly sublease rental is in excess of the monthly payment.

     A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to the cable systems and/or television stations which receive the HSN Services. However, a failure that would necessitate a move to another satellite may temporarily affect the number of cable systems and/or television stations which receive the HSN Services (as well as all other programming carried on the failed satellite) because of the need to install equipment or to reorient earth stations.

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

AFFILIATION AGREEMENTS WITH CABLE OPERATORS

     Home Shopping has entered into affiliation agreements with cable system operators to carry HSN, America's Store, or both services. The agreements have terms ranging from 3 to 14 years, and obligate the cable operator to assist with the promotional efforts of Home Shopping by carrying commercials promoting HSN and America's Store and by distributing Home Shopping's marketing materials to the cable operator's subscribers. All cable operators receive a commission of 5 percent of the net merchandise sales within the cable operator's franchise area, regardless of whether the sale originated from a cable or a broadcast household. With larger, multiple system operators, Home Shopping has agreed to provide additional compensation, e.g., by purchasing advertising availabilities from cable operators on other programming networks, by establishing commission guarantees for the operator, or by making an upfront payment to the operator in return for commitments to deliver a minimum number of HSN subscribers for a certain number of years.

AFFILIATION AGREEMENTS WITH TELEVISION STATIONS

     Home Shopping has entered into affiliation agreements with television stations to carry HSN or America's Store. In addition to the 12 owned and operated full power and 26 low power television stations owned by the Company as of December 31, 1997, the Company has affiliation agreements with 13 full-time, full power stations, 38 part-time, full power stations and 22 low power stations. The Company has a minority ownership interest in 7 of the full-time, full power stations. The affiliation agreements have terms ranging from four weeks to fourteen years. All television station affiliates other than stations owned by the Company receive an hourly or monthly fixed rate for airing the HSN services. Full power television signals are carried by cable operators within a station's coverage area. See "Regulation -- Must-Carry Retransmission Consent" below. Low power station signals are rarely carried by cable systems.

USA NETWORKS

     Acquired by the Company on February 12, 1998 as part of the Universal Transaction, USA Networks ("USA Networks") operates two domestic advertiser-supported 24-hour cable television networks -- USA Network and Sci-Fi Channel.

     The USA Network program service began as the MSG Sports Network in 1977. In 1980, it was reorganized into its present form under the USA Network name. Since that time, it has grown into one of the nation's most widely distributed and viewed satellite-delivered television networks. According to A.C. Nielsen, as of December 1997, USA Network is available in approximately 72.3 million U.S. households (73.7% of the total U.S. homes with televisions). USA Network is a general entertainment network featuring original series and movies, theatrical movies, off-network television series and major sporting events, designed to appeal to the available audiences during particular dayparts. In general, USA Network's programming is targeted at viewers between the ages of 18 to 54. Sci-Fi Channel was acquired and launched in 1992. It has been one of the fastest-growing satellite-delivered networks since its inception. According to A.C. Nielsen, as of December 1997, Sci-Fi Channel is available in 46.7 million U.S. households (47.6% of the total U. S. households with televisions). Sci-Fi Channel features science fiction, horror, fantasy and science-fact oriented programming. The network's programming is designed to appeal to viewers between the ages of 18 to 49.

PROGRAMMING AND TRANSMISSION

     Presently, USA Network's program line-up features original series, produced exclusively for USA Network, including the following: La Femme Nikita, Silk Stalkings and Pacific Blue. USA Network also exhibits approximately 22 movies produced exclusively for it each year. USA Network's programming includes off-network series such as Baywatch and Walker, Texas Ranger and major theatrically-released feature films. USA Network is home to exclusive midweek coverage of the U.S. Open Tennis Championships and early round coverage of The Masters and major PGA Tour golf events.

     USA Network typically enters into long-term agreements for its major off-network series programming. Its original series commitments usually start with less than a full year's commitment, but contain options for further production over several years. USA Network acquires theatrical films in both their "network" windows and "pre-syndication" windows. Under these arrangements, the acquisition of such rights is often concluded many years before the actual exhibition of the films begins on the network. USA Network's original films start production less than a year prior to their initial exhibition. USA Network typically obtains the right to exhibit both its acquired theatrical films and original films numerous times over multiple year periods.

     Sci-Fi Channel's program lineup includes original programs produced specifically for it, such as Sightings and Mystery Science Theater 3000, as well as science fiction movies and classic science fiction series, such as The Twilight Zone, Lost in Space and Quantum Leap. Beginning in September 1998, Sci-Fi Channel will have the exclusive right to carry the original Star Trek series. Sci-Fi Channel's programming arrangements for off-network series, original series, theatrical movies and original movies are similar to those entered into by USA Network.

     USA Network and Sci-Fi Channel each distribute their programming service on a 24-hour per day, seven day per week basis. Both networks are distributed in all 50 states and Puerto Rico via satellite for distribution by cable television operators and other distributors (e.g., direct-to-home satellite distributors).

     USA Network and Sci-Fi Channel are distributed to cable television systems, dbs and satellite antenna owners by means of satellite transponders owned and leased by Networks. Any cable television system or individual satellite dish owner in the United States and its territories and possessions equipped with standard satellite receiving facilities is capable of receiving Networks' programs.

     Networks has the full-time use of four transponders on two domestic communications satellites, although one of those transponders has been subleased. Like Home Shopping, each of the transponders is a "protected" transponder.

     A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to those that receive Networks' programs. However, a failure that would necessitate a move to another satellite temporarily may affect the number of cable systems which receive Networks programs (as well as other programming carried on the failed satellite) because of the need to install equipment or to reorient earth stations.

     The projected ends of life of the two satellites utilized by Networks are May, 2004 and March, 2006, respectively.

     Networks' control of two different transponders on each of two different satellites would enable it to continue transmission of its programs should either one of the satellites fail. Although Networks believes it is taking every reasonable measure to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmission will not occur. Such a termination or interruption of service by one or both of these satellites could have a material adverse effect on the operations and financial condition of the Company. The availability of replacement satellites and transponders is dependent on a number of factors over which Networks has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites.

     Each of the networks enters into agreements with cable operators and other distributors which agree to carry the programming service, generally as part of a package with other advertiser-supported programming services. These agreements are multi-year arrangements in which the distributor pays Networks a fee for each subscriber to the particular programming service.

CUSTOMERS

     USA Network and Sci-Fi Channel derive virtually all of their revenues from two sources. The first is the per-subscriber fees paid by the cable operators and other distributors. The second is from the sale of advertising time within the programming carried on each of the networks. TCI and Time Warner together represent nearly 40% of USA Network's distribution and more than 30% of the Sci-Fi Channel's distribution. Networks is currently in negotiations with TCI to renew its affiliation agreement with respect to carriage of USA Network.

USA NETWORKS STUDIOS

     Acquired by the Company on February 12, 1998 as part of the Universal Transaction, USA Networks Studios ("Studios") produces and distributes television programs and motion picture films intended for initial exhibition on television and home video in both domestic and international markets. These productions include original programming for network television, first-run syndication through local television stations, pay television, basic cable and home video and made-for-television movies. Studios also is the exclusive domestic distributor of the extensive Universal television library. The domestic distribution operations are headquartered in Los Angeles. Domestic sales offices are also located in New York, Chicago, Atlanta and Dallas.

     Studios' assets include shows currently in production for domestic airing, including previously aired episodes, and all current development projects. As part of the Universal Transaction, Universal retained the shows which are currently being produced for initial airing in international markets and also retained its feature film and television libraries and its international distribution operations. Pursuant to a domestic television distribution agreement, Studios will generally be the exclusive distributor in the U.S. of television programs with respect to which Universal is retaining, or acquires, distribution rights. Pursuant to an international television distribution agreement, the Company granted Universal a similar exclusive right regarding the distribution outside the U.S. of programming owned or controlled by the Company. In both cases, the distributor receives a distribution fee based on revenues generated. These agreements have an initial 15-year term.

     Studios has produced programming for network television since the early 1950s and remains a major supplier of network programming today. Studios is a leader in the first-run syndication market, producing in 1997 Hercules: The Legendary Journeys and Xena: Warrior Princess, both highly-rated programs in this market. In December 1996, Studios acquired Sally Jessy Raphael and The Jerry Springer Show when it purchased substantially all of the production assets of Multimedia Entertainment, Inc. Studios generally retains foreign and off-network distribution rights for programming originally produced for television networks. In addition, Studios distributes original television programming in domestic markets for first-run syndication as well as exhibition on basic cable and other media.

PRODUCTION

     Production generally includes four steps: development, pre-production, principal photography and post-production. The production/distribution cycle represents the period of time from development of the property through distribution and varies depending upon such factors as type of product and primary form of exhibition. Pursuant to a facilities lease agreement, Studios' production activities are centered on the Universal production lot. Some television programs and films are produced, in whole or in part, at other locations both inside and outside the United States.

     Development of television programs and films begins with ideas and concepts of producers and writers, which form the basis of a television series or film. Producers and writers are signed to term agreements generally providing Studios with exclusive use of their services for a term ranging from one to five years in the case of producers and one to two years in the case of writers. Term agreements are signed with such talent to develop network comedy and drama and first-run syndication programming. Term agreements are also signed with actors, binding them to Studios for a period of time during which Studios attempts to attach them to a series under development. These term agreements represent a significant investment for Studios.

     In the case of network development, the ideas and concepts developed by producers and writers are presented to broadcast networks to receive their approval to develop a "pilot" that could possibly become a commitment from the network to license a minimum number of episodes based on the pilot. In general, the production cycle for network programming begins with the presentation of pilots to network broadcasters in the fall of each year. Each May, networks release their fall schedules, committing to the series production of pilots, renewing existing programs and canceling others. Networks typically commit to seven to thirteen episodes for such new series with options to acquire additional episodes for a negotiated license fee and twenty-two episodes for a renewed series. Production on these series begins in June and continues through March, depending upon the network commitment. The network broadcast season runs from September through May. Studios incurs production costs throughout the production cycle up through completion of an episode while networks remit a portion of the license fees to Studios upon commencement of episodic production and a portion upon delivery of episodes.

     Several of Studios' subsidiary companies are individually and separately engaged in the development and/or production of television programs. Certain of these subsidiaries are also signatories to various collective bargaining agreements within the entertainment industry. The most significant of these are the agreements with the Writers Guild of America ("WGA"), the Directors Guild of America ("DGA") and the Screen Actors Guild ("SAG"), which agreements typically have a term of several years and then require re-negotiation. The current WGA Agreement expires May 1, 1998, while the current SAG Agreement expires June 30, 1998. Through their labor relations counsel, the affected subsidiaries are accordingly now involved in industry-wide negotiations with both the WGA and SAG in order to avoid or minimize any interruptions in those production activities which are subject to these collective bargaining agreements.

CUSTOMERS

     Studios produces television films for the U.S. broadcast networks for prime time television exhibition. Certain television films are initially licensed for network television exhibition in the U.S. and are simultaneously syndicated outside the U.S. Historically, Studios' customers for network television film product have been concentrated with the three established major U.S. television networks -- ABC, CBS and NBC. In recent years, Fox Broadcasting, UPN and the WB Network have created new networks, decreasing to some extent Studios' dependence on ABC, CBS and NBC and expanding the outlets for its network product. Revenue from licensing agreements is recognized in the period that the films are first available for telecast. Programming consists of various weekly series and "made for television" feature length films. 1997 network programming includes returning productions Law & Order, New York Undercover and Something So Right and initial year productions of Players and The Tom Show. In the initial telecast season, the network license provides for the production of a minimum number of episodes, with the network having the option to order additional episodes for both the current and future television seasons. Network licenses give the networks the exclusive right to telecast a given series for a period of time, generally four to five years. The success of any one series may be influenced by the time period in which the network airs the series, the strength of the programs against which it competes, promotion of the series by the network and the overall commitment of the network to the series.

     In addition to the broadcast networks, Studios has had a long-standing relationship with USA Network, Sci-Fi Channel, and Sci-Fi Europe (which is to be contributed to the joint venture between Universal and the Company), producing original programming and licensing off-network and off-syndication product. Studios licenses seven to ten made-for-television movies per year to USA Network and has produced the original series Weird Science and Campus Cops for the network. Studios is currently producing the original series Sliders for Sci-Fi Channel and has licensed 48 previously developed episodes of Sliders that had originally aired on the Fox Network. Studios has licensed to USA Network off-syndication episodes of Hercules: The Legendary Journeys and Xena: Warrior Princess and off-network episodes of New York Undercover that will become available for broadcast in the fall of 1998.

     Studios also produces television film product that is initially syndicated directly to independent television stations for airing throughout the broadcast day and to network affiliated stations for non-primetime airing. 1997 first-run syndication programming includes one hour weekly series including returning productions of Hercules: The Legendary Journeys and Xena: Warrior Princess as well as the initial year production of Team Knight Rider and talk shows including returning productions of Sally Jessy Raphael and The Jerry Springer Show. Additionally, Studios has entered into an agreement with talk show veteran Maury Povich to host a talk show that will premiere in the fall of 1998.

     Studios licenses television film product to independent stations and directly to network affiliated stations in return for either a cash license fee, barter or part-barter and part-cash. Barter syndication is the process whereby Studios obtains commitments from television stations to broadcast a program in certain agreed upon time periods. Studios retains advertising time in the program in lieu of receiving a cash license fee, and sells such retained advertising time for its own account to national advertisers at rates based on the projected number of viewers. By placing the program with television stations throughout the United States, an "ad hoc" network of stations is created to carry the program. The creation of this ad hoc network of stations, typically representing a penetration of at least 80% of total U.S. television households, enables Studios to sell the commercial advertising time through advertising agencies for sponsors desiring national coverage. The rates charged for this advertising time are typically lower than rates charged by U.S. broadcast networks for similar demographics since the networks' coverage of the markets is generally greater. In order to create this ad hoc network of stations and reach 80% of total U.S. television households, Studios must syndicate its programming with stations that are owned and operated by the major broadcast networks and station groups, which are essentially entities which own many stations in the major broadcast markets across the United States. Without commitments from broadcast network stations and station groups, the necessary market penetration may not be achieved which may adversely affect the chances of success in the first-run syndication market.

     Generally, television films produced for broadcast or cable networks or barter syndication provide license fees and/or advertising revenues that cover only a portion of the anticipated production costs. The recoverability of the balance of the production costs and the realization of profits, if any, is dependent upon the success of other exploitation including international syndication licenses, subsequent basic cable and domestic syndication licenses, releases in the home video market, merchandising and other uses. Pursuant to an agreement with Universal, Studios has the right to include eligible product in Universal's international free television output and volume agreements with television broadcasters in major international territories. These agreements represent a substantial revenue source for Studios.

DISTRIBUTION

     In general, during a series' initial production years (i.e., seasons one to four), domestic network and international revenues fall short of production costs. As a result, the series will likely remain in a deficit position until sold in the domestic syndication market. The series will be available for airing in the off-network syndication market after a network's exclusivity period ends, typically the September following the completion of the fourth network season or the fifth season if the series was a mid-season order. For a successful series, the syndication sales process generally begins during the third network season. The price that a series will command in syndication is a function of supply and demand. Studios syndicated series are sold for cash and/or bartered services (i.e., advertising time) for a period of at least five years. Barter transactions have played an increasingly important role in the syndication process as they can represent a majority of the distributor's syndication revenue.

     Studios will distribute its current programming domestically. In addition, the Company and Universal have agreed that Studios will have the exclusive right to distribute domestically Universal's large television library, with programming dating back to the 1950s and including such series as Alfred Hitchcock Presents; The Virginian; Marcus Welby, M.D.; Dragnet; Columbo; Kojak; The Rockford Files; Murder She Wrote; Magnum P.I.; Miami Vice; Coach and Northern Exposure. Studios also has the exclusive right, with limited exceptions, to distribute domestically television programming produced by Universal during the next 15 years.

     In addition, the Company and Universal have agreed that Universal will have the exclusive right to distribute all Studios programming internationally. In that regard, Universal has recently signed several output and volume agreements with international television broadcasters that include programming produced by Studios. In May 1996, Universal signed a free television output and co-production agreement with Germany's RTL. The ten-year agreement covers all new and existing product distributed by Universal to RTL, UFA and CLT broadcasting outlets in Germany and other German-speaking territories and provides that RTL will co-produce a minimum number of series from Universal and Studios over the term of the agreement, providing a portion of each series' production costs. With regard to the output arrangement, RTL has exclusive first-run free television rights in its territories to carry every series and television movie made by Universal and Studios during the term of the agreement. In 1997, Universal signed similar volume agreements in France, Spain, Italy and the United Kingdom in which the licensor generally committed to license a minimum number per year of first-run series and first-run television movies during a specified term in the territory. Pursuant to the terms of the international distribution agreement between the Company and Universal, the Company's eligible programming will have the first right to participate in Universal's international output and volume agreements with international television broadcasters, including in Germany, France, Spain, Italy and the United Kingdom.

     Studios also produces "direct to video" programming. Studios has licensed a third party to sell a video of The Jerry Springer Show that contains portions of previously produced programs that had been edited out when the episodes aired on television.

USA BROADCASTING

     Through subsidiaries described below, the Company controlled, as of December 31, 1997, 16 full power television broadcast stations, including three satellite stations. Twelve of the full-power stations comprise the USA Station Group (formerly "Silver King") and four comprise SF Broadcasting. Additionally, the

Company controlled 26 low power ("LPTV") television stations (the "LPTV Stations") and two low power translators.

USA STATION GROUP

     As of December 31, 1997, the USA Station Group served ten of the 16 largest metropolitan television markets in the United States, and reached approximately
28.3 million television households, which is one of the largest audience reaches of any owned and operated independent television broadcasting group in the United States.

     As of December 31, 1997, USA Broadcasting wholly owned the following stations as part of the USA Station Group:

                      SUMMARY OF USA STATION GROUP MARKETS

------------------------------------------------------------------------------------------------------------------
                                                                              HOUSEHOLDS IN
                                                                               DESIGNATED                LICENSE
     TELEVISION                          CHANNEL         METROPOLITAN          MARKET AREA      DMA     EXPIRATION
       STATION         CITY OF LICENSE     NO.           AREA SERVED           ("DMA")(1)     RANK(1)      DATE
------------------------------------------------------------------------------------------------------------------
WHSE-TV(2)...........  Newark, NJ          68      New York, NY                 6,755,510        1        6/1/99
WHSI-TV(2)...........  Smithtown, NY       67      New York, NY                 6,755,510        1        6/1/99
KHSC-TV..............  Ontario, CA         46      Los Angeles, CA              5,009,230        2       12/1/98
WEHS-TV..............  Aurora, IL          60      Chicago, IL                  3,140,460        3       12/1/05
WHSP-TV..............  Vineland, NJ        65      Philadelphia, PA             2,659,260        4        6/1/99
WHSH-TV..............  Marlborough, MA     66      Boston, MA                   2,174,300        6        4/1/99
KHSX-TV..............  Irving, TX          49      Dallas, TX                   1,899,330        8        8/1/98
KHSH-TV..............  Alvin, TX           67      Houston, TX                  1,624,340       11        8/1/98
WQHS-TV..............  Cleveland, OH       61      Cleveland, OH                1,469,010       13       10/1/05
WBHS-TV..............  Tampa, FL           50      Tampa/St. Petersburg, FL     1,435,520       15        2/1/05
WYHS-TV..............  Hollywood, FL       69      Miami, FL                    1,385,940       16        2/1/05
WHSW-TV(3)...........  Baltimore, MD       24      Baltimore, MD                  988,040       23       10/1/04

---------------

(1) Estimates by Nielsen Marketing Research ("Nielsen") as of January 1998. For multiple ownership purposes, the FCC attributes only 50% of a market Area of Dominant Influence ("ADI") reach to UHF stations. Arbitron ADI's, like Nielsen DMA's, are measurements of television households in television markets throughout the country. For the Company's purposes, ADI and DMA measurements do not materially differ.
(2) WHSI-TV operates as a satellite of WHSE-TV and primarily rebroadcasts the signal of WHSE-TV. Together, the two Stations serve the metropolitan New York City television market and are considered one station for FCC multiple ownership purposes.
(3) The Baltimore station was sold in January 1998 for $80 million.

     On March 19, 1998, a definitive asset purchase agreement was entered into by certain entities controlled by the Company and Paxson Communications of Atlanta-14, Inc. whereby certain entities controlled by the Company have agreed to buy for $50 million the assets of Television Station WNGM-TV, Channel 34, Athens, Georgia which serves the Atlanta metropolitan area. Concurrently, in exchange for a payment to Home Shopping of $15 million, Home Shopping agreed with Paxson Communications Corporation to consent to the sale by Blackstar L.L.C. of Station KBSP, Salem, Oregon, and to terminate the Home Shopping Affiliation Agreement for that station, together with the HSC Affiliation Agreements for WCCL, New Orleans, Louisiana, and WFBI, Memphis, Tennessee.

     As of December 31, 1997, USA Broadcasting and its affiliates held minority interests in several television stations as described below:

     USA Broadcasting owned a 33.44% membership interest in Blackstar L.L.C. ("Blackstar"), the parent company of the licensees of Stations WBSF(TV), Melbourne, Florida; KBSP-TV, Salem, Oregon; and WBSX(TV), Ann Arbor, Michigan, which serve all or portions of the metropolitan areas of Orlando, Florida; Portland, Oregon; and Detroit, Flint and Lansing, Michigan, respectively. All of these television stations were affiliates of Home Shopping and carried Home Shopping programming on a substantially full-time basis. Blackstar also is the parent company of the licensee of Station KEVN-TV, Rapid City, South Dakota, and its satellite station, KIVV-TV, licensed to Lead-Deadwood, South Dakota, both of which are affiliated with, and carry the programming of, Fox Broadcasting Company ("Fox"). In addition, a member of USA Station Group owns 1,000 shares of nonvoting preferred stock in Blackstar Communications, Inc., a subsidiary of Blackstar. Blackstar sold the assets of its Ann Arbor, Michigan station to a third party effective as of January 28, 1998. Upon the closing of the sale, the Home Shopping affiliation agreement terminated. Following the termination, USA Broadcasting has a 45.88% equity interest in Blackstar. Blackstar also has entered into an agreement to sell the Salem, Oregon station to Paxson Communications Corporation.

     On February 13, 1998, USA Broadcasting entered into a letter of intent with the other members of Blackstar to acquire all of the membership interests of Blackstar other than those currently owned by USA Broadcasting for $17 million, plus $1.5 million as consideration for consulting agreements by two of the selling members. It is anticipated that a definitive agreement will be entered into shortly and that the acquisition will close later this year. Upon closing, USA Broadcasting will have sole ownership of the aforementioned television stations serving Orlando, Florida and Rapid City, South Dakota.

     An affiliate of USA Broadcasting owns a 45% nonvoting common stock interest in the following entities: Roberts Broadcasting Company, which owns Station WHSL(TV), East St. Louis, Illinois, serving the St. Louis, Missouri metropolitan area; Urban Broadcasting Corporation ("Urban"), which owns Station WTMW(TV), Arlington, Virginia, serving the Washington, D.C. metropolitan area; and Roberts Broadcasting Company of Denver, which owns Station KTVJ(TV), Boulder, Colorado, serving the Denver, Colorado metropolitan area. All of these stations carry Home Shopping programming. Various court actions are pending among various subsidiaries of the Company involving, among other things, performance issues concerning the affiliation agreements for each of the aforementioned stations.

     On April 26, 1996, Channel 66 of Vallejo, California, Inc. ("Channel 66"), an entity in which an affiliate of USA Broadcasting holds a 49% nonvoting common stock interest, consummated the acquisition of Station KPST-TV, Vallejo, California which serves the San Francisco market.

     A subsidiary of USA Broadcasting has an option to purchase a 45% nonvoting common stock interest in Jovon Broadcasting Company ("Jovon"), the licensee of Station WJYS(TV), Hammond, Indiana, serving the Chicago, Illinois television market. Jovon has contested the validity of the option. See "Item 3. Proceedings." The licensee of WJYS(TV) has filed a petition with the FCC as to whether the FCC, in a 1996 ruling, intended to rewrite the option to permit a partial exercise. The Company has opposed that petition. In addition, the Company is seeking, in a Florida court, action to enforce its rights under the option.

     The Company's 26 LPTV Stations are located in the New York, New York; Atlanta, Georgia; St. Petersburg, Florida; St. Louis, Missouri; Knoxville, Tennessee; Minneapolis, Minnesota; New Orleans, Louisiana; Roanoke, Virginia; Tucson, Arizona; Tulsa, Oklahoma; Wichita, Kansas; Columbus, Ohio; Kansas City, Missouri; Springfield, Illinois; Huntington, West Virginia; Champaign, Illinois; Toledo, Ohio; Portsmouth, Virginia; Raleigh, North Carolina; Des Moines, Iowa; Shreveport, Louisiana; Spokane, Washington; Pensacola, Florida; Birmingham, Alabama; Mobile, Alabama; and Jacksonville, Florida areas. The Company's LPTV Stations, for the most part, carry America's Store. The LPTV Stations have an average coverage radius of 10-12 miles and an average transmitter power of 1,000-2,000 watts. This contrasts with the Company's full-power UHF television stations, which cover an average radius of 45-55 miles and have an average transmitter power of 120,000 watts. Each of the LPTV Stations are regarded by the FCC as having secondary status to full power stations and are subject to being displaced by changes in full power stations resulting from digital television allotments.

PROGRAMMING

     Each of the USA Station Group stations ("USA Stations"), through the applicable subsidiaries, has entered into a Television Affiliation Agreement with Home Shopping pursuant to which each station broadcasts Home Shopping for approximately 164 hours per week. Available advertising time on the USA Stations is utilized to promote various Home Shopping subsidiaries and is also sold to outside commercial clients on a per unit fixed rate. Advertising time also is bartered in exchange for non-Home Shopping programming. Time is available in units of 30 seconds, 60 seconds, 120 seconds, half-hours and hours. As part of its efforts to maximize the value of the USA Station Group, the Company is continuing to evaluate the status of the Affiliation Agreements. The Company intends over time, subject to consideration of the possible impact on Home Shopping on a market by market basis, to disaffiliate the USA Stations from Home Shopping and develop and program the stations independently.

     The Company is implementing its plans to disaffiliate its station in the Miami, Florida market in 1998. It intends to replace Home Shopping with city-centric news, sports and entertainment programming that is a competitive alternative to the national affiliations of virtually all of the other commercial television stations in the market. Current plans call for programming that relates specifically to Southern Florida as well as programming that ties into the overall sensibility of Miami. Programming agreements already reached include: a television-rights agreement under which the station will become the local broadcast television partner of the Miami Heat; a programming agreement with the Miami Herald for a weekly news/reality series; a programming agreement with Ocean Drive, an internationally distributed magazine based in Miami; and a daily live, in-studio children's variety program featuring the exclusive broadcast in the Miami market of several of the top-ranked Fox Kids Network programs.

     Upon disaffiliation, substantial expenditures would be required to develop USA Broadcasting programming and promotions on the USA Stations, which, during this developmental and transitional stage, would not be offset by sufficient advertising revenues. Additionally, the Company may also incur additional expenses and cash outflows (including the making of up-front payments), which could be substantial, in connection with entering into cable distribution agreements for the purpose of securing carriage of Home Shopping programming and/or the USA Stations' programming. Furthermore, disaffiliation will disrupt Home Shopping's ability to reach some of its existing customers which may cause a reduction in the Company's revenues. The Company believes that the process of disaffiliation can be successfully managed to minimize these adverse consequences while maximizing the value of the USA Stations.

     There can be no assurance that, if Home Shopping and the USA Stations disaffiliate, the Company will be successful in its strategy to develop and broadcast new programming formats, whether on a local or national basis, or that the Company will be able to find other means of distributing its Home Shopping programming on favorable terms to the households in the broadcast areas currently served by USA Stations. The consequences of any of the foregoing decisions will impact the business, financial condition and results of operations of the Company.

SF BROADCASTING

     SF Broadcasting consists of SF Multistations, Inc. ("SF Multistations"), and its wholly owned subsidiaries, which own KHON-TV (together with satellite stations KAII and KHAW, hereafter collectively referred to as "KHON"), WALA-TV and WVUE-TV, and SF Broadcasting of Wisconsin, Inc. ("SF Wisconsin") and its wholly owned subsidiaries, which own WLUK. Savoy Stations, Inc. ("Savoy Stations"), an indirect wholly owned subsidiary of the Company, owns 50% of the common equity and 100% of the voting stock of each of SF Wisconsin and SF Multistations. A subsidiary of Fox Television Stations, Inc. owns 50% of the common equity of SF Multistations and SF Wisconsin and also owns options, subject to certain conditions, to convert its non-voting interest into voting interests. The following table sets forth certain information regarding the stations owned and operated by SF Broadcasting (the "SF Stations") and the markets in which they operate:

                   SUMMARY OF SF BROADCASTING STATION MARKETS

----------------------------------------------------------------------------------------------------------------
     TELEVISION            METROPOLITAN      AFFILIATION/      HOUSEHOLDS IN                         LICENSE
       STATION             AREA SERVED         CHANNEL             DMA(1)          DMA RANK(1)   EXPIRATION DATE
----------------------------------------------------------------------------------------------------------------
WVUE-TV..............  New Orleans, LA       FOX/8                622,760              41             6/1/05
KHON-TV(2)...........  Honolulu, HI(3)       FOX/2                380,380              71             2/1/99
KAII-TV(2)...........  Wailuku, HI
KHAW-TV(2)...........  Hilo, HI
WALA-TV..............  Mobile-Pensacola, AL  FOX/10               449,950              62             4/1/05
WLUK-TV..............  Green Bay, WI(3)      FOX/11               381,100              70            12/1/05

---------------

(1) Estimated by Nielsen as of January 1998. Rankings are based on the relative size of a station's market among the 211 generally recognized Designated Market Areas.
(2) KAII and KHAW operate as satellite stations of KHON-TV and primarily re-broadcast the signal of KHON. The stations are considered one station for FCC multiple ownership purposes.
(3) Low power television translators K55D2 and W40AN retransmit stations KHON-TV and WLUK-TV, respectively.

     The SF Stations have long term affiliation agreements with Fox. The Company is considering its options with respect to the SF Stations, including a possible sale of the stations.

TICKETMASTER

     Unless the context requires, references to "Ticketmaster" include Ticketmaster Group, Inc., its predecessors and its subsidiaries. References to the "Managed Businesses" include Ticketmaster's wholly and majority owned subsidiaries together with Ticketmaster's interest in those unconsolidated joint ventures in which it acts as managing partner. At March 20, 1997, the Company and Ticketmaster entered into a merger agreement regarding the acquisition by the Company in a tax-free merger of the remaining Ticketmaster common stock for
 .563 of a share of Common Stock. (1.126 shares after giving effect to the Company's two-for-one stock split as of March 12, 1998). The merger agreement was entered into based upon the recommendation of the Special Committee of the Ticketmaster Board that had been appointed to consider USA1's merger proposal in October 1997. Consummation of the merger is subject to customary conditions, including the approval of the merger by Ticketmaster's shareholders. The Company expects that the merger will be completed in the third quarter of 1998.

     Ticketmaster, through the Managed Businesses, is the leading provider of automated ticketing services in the U.S. with over 3,500 clients, including many of the country's foremost entertainment facilities and promoters and 77 professional sports franchises. Ticketmaster has established its market position by providing these clients with comprehensive ticket inventory control and management, a broad distribution network and dedicated marketing and support services. Ticket orders are received and fulfilled through operator-staffed call centers, independent sales outlets remote to the facility box office and Ticketmaster's World Wide Web site. Revenue is generated principally from convenience charges received by Ticketmaster for tickets sold on its clients' behalf. Ticketmaster generally serves as an exclusive agent for its clients and typically has no financial risk for unsold tickets. Ticketmaster, through the Managed Businesses, sold 60.0 million tickets in fiscal 1997, while generating revenues of $298.5 million.

     Ticketmaster plans to continue to broaden its client base to include such venues as museums, zoos, amusement parks, state and county fairs, and other locations such as golf courses, ski resorts and trade shows.

     Ticketmaster also believes that significant opportunities exist internationally to attract additional venues in a historically under-penetrated market for automated ticketing services.

     Ticketmaster is continuing to leverage its widely recognized brand name and logo and extensive distribution capabilities by developing new opportunities in related areas, such as entertainment information and publishing, merchandising, advertising, promotional services, and direct marketing. Ticketmaster has also launched Ticketmaster Online (http://www.ticketmaster.com), its site on the World Wide Web, designed to promote ticket sales for live events, disseminate event information and offer transactional and merchandising services. Ticketmaster Online began transactional services in September 1996 and is currently processing retail transactions for Ticketmaster and ticketing transactions for its entire clientele.

     Ticketmaster believes that the Ticketmaster System and its extensive distribution capabilities provide a competitive advantage that enhances Ticketmaster's ability to attract new clients and maintain its existing client base.

     Through its Managed Businesses, Ticketmaster has a comprehensive domestic distribution system that includes approximately 2,700 remote sales outlets in 44 states covering many of the major metropolitan areas in the U.S. and 16 domestic call centers with approximately 1,750 operator positions. Ticketmaster provides the public with convenient access to tickets and information regarding entertainment events. Ticket purchasers are assessed a convenience charge for each ticket sold offsite by Ticketmaster on behalf of its clients. These charges are negotiated and included in Ticketmaster's contracts with its clients. The versatility of the Ticketmaster System allows it to be customized to satisfy a full range of client requirements.

     From fiscal 1991 through 1997, the number of tickets sold and revenues for the Managed Businesses have grown from 29.1 million tickets and $96.1 million of revenues to 60.0 million tickets and $298.5 million of revenues.

                        ADDITIONAL SUBSIDIARY BUSINESSES

     In addition to diversified media and electronic commerce businesses, the Company's subsidiaries are involved in other businesses.

     Internet Shopping Network LLC ("ISN"), at www.ISN.com, has grown to become a leading retailer of computer hardware and software on the Internet and offers over 40,000 products from major manufacturers. ISN is also engaged in exploring other new digital retailing vehicles. In June 1997, ISN launched First Auction, at www.firstauction.com, a new commerce site featuring computer, consumer electronics and Home Shopping merchandise in an online auction format.

     National Call Center LP ("NCC") performs direct response telemarketing services using toll free 800 numbers and provides services on a contractual basis to third parties using inbound and outbound telemarketing. NCC can perform any number of related functions, including fulfillment and credit card clearing services.

     Vela Research LP ("Vela") develops and markets high technology audio and video MPEG compression/decompression products to the cable, broadcast, computer and telecommunications industries.

                             INTERNATIONAL VENTURES

     International TV Channel Joint Venture. In connection with the Universal Transaction, the Company entered into a joint venture agreement relating to the development of international general entertainment television channels, including the international versions of USA Network, Sci-Fi Channel and Universal's action/adventure channel 13th Street. As part of the agreement, the Latin American operations of USA and Sci-Fi Channel, Sci-Fi Europe and the international operations of 13th Street have been contributed to the venture. Unless the Company elects to have Universal buy out the Company's interest in the venture, the Company and Universal will be 50-50 partners in the venture, which is managed by Universal. Under the joint venture agreement, the venture generally has the exclusive right to develop the international version of domestic general entertainment channels that are owned or controlled by the Company or Universal, excluding, for example, channels that feature HSN Services and local USA Station Group channels. USANi LLC and Universal have each committed to contribute $100 million in capital to the venture over a number of years. Additional capital contributions are subject to the Company's election to maintain its 50% interest or to be diluted based on additional contributions from Universal. Pursuant to the joint venture agreement, each party is obligated to present certain international opportunities relating to general entertainment channel development to the venture, so that the partners may elect whether to pursue such opportunity in the venture. Under certain circumstances, a "passed" international opportunity that is subject to these "first offer" provisions may be pursued by the venture partner outside the venture.

     Home Shopping Ventures.

     Germany. Home Shopping acquired a 29% interest in Home Order Television GmbH & Co. KG ("HOT"), a venture based in Munich. HOT broadcasts television shopping 24 hours per day, 12 of which are devoted to live shopping Monday through Friday and 16 hours of which are devoted to live shopping on Saturday and Sunday. HOT is carried via cable and satellite to approximately 12.7 million full-time equivalent households in Germany and Austria as of December 31, 1997.

     Japan. Home Shopping acquired a 30% interest in Jupiter Shop Channel Co;. Ltd. ("Shop Channel") a venture based in Tokyo. Shop Channel broadcasts televised shopping 24 hours a day, 18 hours per week of which are devoted to live shopping. Shop Channel has reached agreements to be available in approximately 1.5 million full-time equivalent households as of December 31, 1997. Tele-Communications International, Inc., a subsidiary of TCI ("TCI International") owns a 50% interest in Jupiter Programming Co. Ltd. ("JPC") which is the 70% shareholder in the venture.

     Univision. Home Shopping has entered into an agreement with Univision Communication, Inc. to form a Spanish and Portuguese language live television shopping venture focused on North and South American and European markets. Home Shopping owns a 50.1% interest in the venture. The venture intends to commence broadcasting three hours per day to East Coast and West Coast markets in the United States on March 30, 1998.

                                   REGULATION

CURRENT FCC REGULATION -- GENERAL

     A substantial portion of the Company's businesses is subject to various statutes, rules, regulations and orders relating to communications and generally administered by the FCC. The communications industry, including the operation of broadcast television stations, cable television systems, satellite distribution systems and other multichannel distribution systems and, in some respects, vertically integrated cable programmers, is subject to substantial federal regulation, particularly pursuant to the Communications Act of 1934, as amended (the "1934 Act"), the Telecommunications Act of 1996 (the "Telecommunications Act") and the rules and regulations promulgated thereunder by the FCC. Cable television systems are also subject to regulation at the state and local level. The 1934 Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other matters, to issue, renew, revoke and modify broadcast licenses, to determine the location of stations, to establish areas to be served and to regulate certain aspects of broadcast and cable programming. The 1934 Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without prior FCC approval. If the FCC determines that violations of the 1934 Act or any FCC rule have occurred, it may impose sanctions ranging from admonishment of a licensee to license revocation.

BROADCAST TELEVISION LICENSE GRANT AND RENEWAL

     The 1934 Act provides that a broadcast license, including the licenses controlled by USA Broadcasting, may be granted to any applicant if the public interest, convenience and necessity would be served thereby, subject to certain limitations. Television stations operate pursuant to broadcasting licenses that are usually granted by the FCC for terms of eight years. Television station licenses are subject to renewal upon application to the FCC, which is required under the Telecommunications Act to grant the renewal application if it finds that (i) the station has served the public interest, convenience and necessity;
(ii) there have been no serious violations by the licensee of the 1934 Act or the rules and regulations of the FCC; and (iii) there have been no other violations by the licensee of the 1934 Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

ALIEN OWNERSHIP OF BROADCAST TELEVISION STATIONS

     The 1934 Act prohibits the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is beneficially or nominally owned or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The 1934 Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is beneficially or nominally owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. Under the relevant provision of the 1934 Act. Universal is regarded to be an Alien, since it is owned 84% by Seagram, a Canadian corporation, and 16% by Matsushita Electric Industrial Co. Ltd., a Japanese corporation. At the Annual Meeting of Stockholders held in February 1998, the Company's stockholders approved amendments to the Company's certificate of incorporation to ensure that the Company will continue to be in compliance with the Alien ownership limitation of the 1934 Act. Universal's equity interest in the Company to the extent held through the ownership of LLC Shares relating to USANi LLC, which does not hold any broadcast licenses, is not regarded as an equity interest in USAi for purposes of the statutory provision regarding Alien ownership.

MULTIPLE AND CROSS OWNERSHIP

     Current FCC regulations impose significant restrictions on certain positional and ownership interests in broadcast television stations, cable systems and other media. As a general matter, officers, directors and stockholders who own 5% or more of the outstanding voting stock of a media company (except for certain institutional shareholders, who may own up to 10%) are deemed to have "attributable" interests in the company. Nonvoting stockholders, minority voting stockholders in companies controlled by a single majority stockholder, and holders of options, warrants and debt instruments are generally exempt from attribution under the current rules.

     Under the FCC's rules, an individual or entity may hold attributable interests in an unlimited number of television stations nationwide, subject to the restriction that no individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience (subject to a 50% discount in the number of television households attributed to any UHF station). Locally, unless applicable waiver standards are met, an individual or entity may not hold attributable interests in (i) two television stations (the "Duopoly Rule"), (ii) radio and television stations,
(iii) broadcast television stations and cable television systems, and (iv) newspapers and radio or television stations. In addition, the FCC's "cross-interest" policy generally prohibits the common ownership of an attributable interest in one media company and certain non-attributable, but "meaningful" interests, including substantial non-attributable equity interests, in another media company serving "substantially the same area."

     The FCC is conducting a rulemaking proceeding to consider, among other things, (i) the relaxation, under certain circumstances, of the Duopoly Rule, and (ii) the codification of the cross-interest policy to the extent it was applied to limit Liberty's beneficial equity interest in the Company. Specifically in this regard, the FCC has proposed to prohibit the common ownership of an attributable interest in a media company and a greater than 33% non-attributable equity interest in another media company in the same market, but has requested comment on whether a higher or a lower non-attributable equity benchmark would be more appropriate. It is not possible to predict the extent to which the Duopoly Rule may be modified or the timing or effect of changes in the cross-interest policy pursuant to the rulemaking proceeding. The outcome of that proceeding could have a material effect on the Company.

     Liberty's ownership interests in the Company, including its non-voting ownership interest in the BDTV entities, have been structured to comply with these regulations, which apply to Liberty because of its other interests in cable and broadcast assets. In a June 14, 1996 "Memorandum Opinion and Order," the FCC concluded that Liberty's beneficial interest in the Company through its ownership of convertible non-voting common stock of the BDTV entities, as augmented by an imputed 50% "control" premium, is subject to the cross-interest policy. The FCC subjected Liberty's ownership interest in the Company to certain conditions, including that (i) the prior approval of the FCC be obtained for any increase in Liberty's interest, and (ii) the FCC be notified prior to consummation of any transaction whereby the aggregate percentage of television households served by cable systems owned or controlled by TCI in any of USA Broadcasting's television markets would exceed 50 percent.

     On March 12, 1998, acting pursuant to the requirements of the Telecommunications Act, the FCC commenced a formal inquiry to review all of its broadcast ownership rules which are not otherwise under review, including the national audience limitation, the associated 50% discount for UHF stations and the cable/television cross-ownership rule. It is not possible at this time to predict what action the FCC may take and how it may affect the Company.

DIGITAL TELEVISION

     The FCC has taken a number of steps to implement digital television ("DTV") service (including high-definition television) in the United States. On February 17, 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of DTV. The table of digital allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard- or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals, subject to the requirement that they continue to provide at least one free, over-the-air television service. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. Conversion to DTV may reduce the geographic reach of the Company's stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on the Company, primarily due to the capital costs associated with construction of DTV facilities and increased operating costs both during and after the transition period. In addition, the Telecommunications Act requires the FCC to assess and collect a fee for any use of a broadcaster's DTV channel for which it receives subscription fees or other compensation other than advertising revenue. The FCC has pending a rulemaking proceeding to implement this requirement.

     The Company continually reviews developments relating to the FCC's DTV proceedings, and the DTV industry generally. Material developments in this regard could have a material impact on the Company's businesses. For example, in the future, certain of the Company's 26 LPTV stations (as well as other LPTV affiliates of Home Shopping) are likely to be displaced and will have to cease business operations due to interference to or from new DTV allocations.

CHILDREN'S TELEVISION PROGRAMMING

     Pursuant to legislation enacted in 1991, the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger has been limited to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends. In addition, the FCC has adopted a guideline for processing television station renewals under which stations are found to have complied with the Children's Television Act if they broadcast three hours per week of "core" children's educational programming, which, among other things, must have as a significant purpose serving the educational and informational needs of children 16 years of age and under. A television station found not to have complied with the "core" programming processing guideline could face sanctions, including monetary fines and the possible non-renewal of its broadcasting license, if it has not demonstrated compliance with the Children's Television Act in other ways.

TELEVISION VIOLENCE

     The Telecommunications Act of 1996 (the "Telecommunications Act") directed the broadcast and cable television industries to develop and transmit an encrypted rating in all video programming that, when used in conjunction with so-called "V-Chip" technology, would permit the blocking of programs with a common rating. On March 12, 1998, the FCC voted to accept an industry proposal providing for a voluntary ratings system of "TV Parental Guidelines" under which all video programming will be designated in one of six categories in order to permit the electronic blocking of selected video programming. The FCC has begun a separate proceeding to address technical issues related to the "V-Chip." The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation beginning on July 1, 1999. The Company cannot predict how changes in the implementation of the ratings system and "V-Chip" technology will affect the Company's business.

CLOSED CAPTIONING

     The FCC's closed captioning rules, which became effective January 1, 1998, provide for the phased implementation of a universal on-screen captioning requirement with respect to the vast majority of video programming. The rules divide programming into two groups: pre-rule programming (which is defined to be programming that was first published or exhibited on or before January 1, 1998 by any distribution method) and new programming (programming that was first published or exhibited after that date). Pre-rule programming is subject to no specific requirements until the first calendar quarter of 2008. In that quarter, 75% of all pre-rule programming actually aired is required to be captioned. Beginning in the first calendar quarter of 2000, new programming that is not otherwise exempt from captioning requirements is subject to a series of quarterly benchmarks, until by January 1, 2006, 95% of all new, non-exempt programming is to be captioned. These captioning requirements apply to programming carried on broadcast television stations and cable programming networks. Although the FCC has provided for exceptions to or exemptions from the rules under certain circumstances, none applies to any of the current broadcast or cable programming services of USA Broadcasting, USA Networks or Home Shopping Network. The FCC will entertain requests for waivers of the rules upon a showing that compliance would impose an "undue burden".

MUST-CARRY/RETRANSMISSION CONSENT

     Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act"), television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its Area of Dominant Influence ("ADI"), in general as defined by the Arbitron 1991-92 Television Market Guide. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. Home Shopping Network, USA Broadcasting and USA Networks are affected by the must-carry rules, which were upheld in a 1997 U.S. Supreme Court ruling. A material change in the must-carry rules, or their repeal, could have a material impact on the Company's businesses.

CABLE TELEVISION RATE REGULATION

     The Telecommunications Act phases out cable rate regulation, except with respect to the "basic" tier (which must include all local broadcast stations and public, educational, and governmental access channels and must be provided to all subscribers). Both of the HSN services, the USA Network and the Sci-Fi Channel are "basic" services. Rate regulation of all non-basic services (including the "expanded basic" tiers that commonly include satellite-delivered programming networks) will be completely eliminated on March 31, 1999. In the interim, the Telecommunications Act liberalizes the 1992 Act's definition of "effective competition" to expand the circumstances under which systems are exempted from rate regulation. The local franchising authorities ("LFAs") remain primarily responsible for regulating the basic tier of cable service. Furthermore, the Telecommunications Act eliminates the right of an individual subscriber to bring a rate complaint, providing that any rate complaint must be filed by an LFA, and then only after the LFA has received multiple subscriber complaints regarding the rate adjustment in question. Thus, beyond the basic tier of cable service, which continues to be regulated by the LFAs, rate regulation of other cable services between now and 1999 will be triggered only by a valid rate complaint by an LFA, and only in an area where no effective competition exists. Because the Company's revenues are, to some degree, affected by changes in cable subscriber rates, increased regulation of cable subscriber rates, or a reduction in the rates that cable service providers may charge customers could have a significant impact on the Company's revenues.

REGULATION OF CABLE SYSTEM OPERATORS AFFILIATED WITH VIDEO PROGRAMMING VENDORS

     The 1992 Act prohibits a cable operator from engaging in unfair methods of competition that prevent or significantly hinder competing multichannel video programming distributors ("MVPD") from providing satellite-delivered programming to their subscribers. The FCC has adopted regulations to prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of at least 5%) in a programming vendor from exercising improper influence over the programming vendor in the latter's dealings with competitors to cable, and to prevent a programmer in which a cable operator has an attributable interest from discriminating between cable operators and other MVPDs, including other cable operators.

     The FCC's rules may have the effect, in some cases, of requiring vertically integrated programmers to offer their programming to MVPD competitors of cable television, and of prohibiting certain exclusive contracts between such programmers and cable system operators. The rules also permit MVPDs to bring complaints before the FCC if they are unable to obtain cable programming on non-discriminatory terms because of "unfair practices" by the programmer.

     Pursuant to the 1992 Act, the FCC set a 40% limit on the number of programming channels on a cable system that may be occupied by video programmers in which the cable operator has an attributable interest. The Company could be affected by the 1992 Act as a consequence of Liberty's ownership interests, directly and through its affiliates, in both cable systems and cable programming services.

STATE AND LOCAL REGULATION

     Cable television systems are generally constructed and operated under non-exclusive franchises granted by a municipality or other state or local governmental entity. Franchises are granted for fixed terms and are subject to periodic renewal. The Cable Communications Policy Act of 1984 places certain limitations on an LFA's ability to control the operations of a cable operator, and the courts from time to time have reviewed the constitutionality of several franchise requirements, often with inconsistent results. The 1992 Act prohibits exclusive franchises, and allows LFAs to exercise greater control over the operation of franchised cable television systems, especially in the areas of customer service and rate regulation. The 1992 Act also allows LFAs to operate their own multichannel video distribution systems without having to obtain franchises. Moreover, LFAs are immunized from monetary damage awards arising from their regulation of cable television systems or their decisions on franchise grants, renewals, transfers, and amendments.

     The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Cable franchises generally contain provisions governing time limitations on the commencement and completion of construction, and governing conditions of service, including the number of channels, the types of programming (but not the actual cable programming channels to be carried), and the provision of free service to schools and certain other public institutions. The specific terms and conditions of a franchise and the laws and regulations under which it is granted directly affect the profitability of the cable television system, and thus the cable television system's financial ability to carry programming. Local governmental authorities also may certify to regulate basic cable rates. Local rate regulation for a particular system could result in resistance on the part of the cable operator to the amount of subscriber fees charged by the Company for its programming.

     Various proposals have been introduced at the state and local level with regard to the regulation of cable television systems, and a number of states have enacted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies. It is not possible to predict the impact such regulation could have on the businesses of the Company.

PROPOSED CHANGES

     The Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast stations and broadcast and cable programming networks. In addition to the changes and proposed changes noted above, such matters include, for example, the extension of rate regulation for upper tiers of service past the March 1999 sunset, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (beer, wine and hard liquor, for example), and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could affect the Company's regulated media businesses include technological innovations and developments generally affecting competition in the mass communications industry, such as direct radio and television broadcast satellite service, the continued establishment of wireless cable systems, digital television and radio technologies, and the advent of telephone company participation in the provision of video programming service.

OTHER REGULATORY CONSIDERATIONS

     The foregoing summary does not purport to be a complete discussion of all provisions of the Communications Act or other congressional acts or of the regulations and policies of the FCC. For further information, reference should be made to the Communications Act, other congressional acts, and regulations and public notices promulgated from time to time by the FCC. There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, public affairs programming, equal opportunity employment and other matters affecting the Company's business and operations.

                     TRADEMARKS, TRADENAMES AND COPYRIGHTS

     The Company has registered and continues to register, when appropriate, its trade and service marks as they are developed and used, and the Company vigorously protects its trade and service marks. The Company believes that its marks are a primary marketing tool for promoting its identity. The Company also obtains copyrights with respect to its original programming as appropriate.

                                  COMPETITION

HOME SHOPPING NETWORK

     Electronic Retailing. The Company's Home Shopping business operates in a highly competitive environment. It is in direct competition with retail merchandisers, other electronic retailers, direct marketing retailers such as mail order companies, companies that sell from catalogs, other discount retailers and companies that market through computer technology.

     Home Shopping and QVC, Inc. ("QVC") are currently the two leading electronic retailing companies. TCI, which indirectly holds a substantial equity interest in the Company, currently owns 43% of QVC but has entered into a stockholders agreement with Comcast Corporation (which owns 57% of QVC) pursuant to which Comcast Corporation controls the day to day operations of QVC. There are other companies, some having an affiliation or common ownership with cable operators, that now market merchandise by means of live television. A number of other entities are engaged in direct retail sales businesses which utilize television in some form and which target the same markets in which the Company operates. Home Shopping's competitors are larger and more diversified than the Company, or are also affiliated with cable operators which have a substantial number of subscribers. The Company cannot predict the degree of success with which it will meet competition in the future.

     Viewership. Home Shopping also competes for access to its customers and for audience share and revenue with broadcasters and conventional forms of entertainment and information, such as programming for network and independent broadcast television stations, basic and pay cable television services, satellite master antenna systems, home satellite dishes and home entertainment centers, newspapers, radio, magazines, outdoor advertising, transit advertising and direct mail. In particular, the price and availability of programming for cable television systems affect the availability of these channels for the Company's HSN Services and the compensation which must be paid to cable operators for carriage of the HSN Services.

     Channel Capacity. In addition, Home Shopping believes that due to a number of factors, including the development of cable operator owned programming, the competition for channel capacity has substantially increased. With the advent of new compression technologies on the horizon, this competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. No prediction can be made with respect to the viability of these technologies or the extent to which they will ultimately impact the availability of channel capacity. A substantial portion of the Company's businesses are affected by changes in channel capacity and competition among programming providers for available channel capacity.

USA NETWORKS

     Viewership and Advertising Revenue. Networks also competes for access to its customers and for audience share and revenue with broadcasters and other forms of entertainment. See "Competition -- Home Shopping -- Viewership." Cable operators and other distributors only contract to carry a limited number of the available networks. Therefore, they may decide not to offer a particular network to their subscribers, or they may package a network with other networks in such a manner (for example, by charging an additional fee) that only a portion of their subscribers will receive the service. In addition, there has been increased consolidation among cable operators, so that USA Network and Sci-Fi Channel have become increasingly subject to the carriage decisions made by a small number of operators. This consolidation may reduce the per-subscriber fees received from cable operators in the future. The consolidation also means that the loss of any one or more of the major distributors could have a material adverse impact on the networks. The competition for advertising revenues also has become more intense as the number of television networks has increased. While many factors affect advertising rates, ultimately they are dependent on the numbers and types of viewers which a program attracts. As more networks compete for viewers, it becomes increasingly difficult to increase or even maintain a network's number of viewers. Moreover, to do so may require a network to expend significantly greater amounts of money on programming. Therefore, increased pressure may be placed on the networks' ability to generate advertising revenue increases consistent with the increases they have achieved in the past. Both Networks and USA Broadcasting are affected by competition for advertising revenues.

     Third-Party Programming. The competition for third-party programming is likely to increase as more networks seek to acquire such programming. In addition, many networks, including USA Network and Sci-Fi Channel, are affiliated with companies which produce programming. As a result, non-affiliated networks may have a diminished capacity to acquire product from production companies affiliated with other networks. See "Competition -- USA
Broadcasting -- Third-Party Programming" below.

USA BROADCASTING

     Viewership and Advertising Revenue. The USA Stations, to the extent they do not air HSN Services, and the SF Stations also compete for a share of advertising dollars. A station's share is based in part upon the size of its viewing audience, in part upon the demographics of those viewers and in part upon the ability to deliver to an advertising "added" value audience share primarily on the basis of program popularity, which has a direct effect on advertising rates. A large amount of the SF Stations' prime time programming is supplied by

Fox and their results are totally dependent upon the performance of the Fox-supplied programs in attracting viewers. Other factors that are material to a television station's competitive position include signal coverage, local program acceptance, audience characteristics and assigned broadcast frequency. These factors will directly impact the USA Stations that develop local programming other than the HSN Services.

     Third-Party Programming. SF Broadcasting also competes for programming, which involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Those stations compete for exclusive access to those programs against in-market broadcast station competitors for syndicated products. See "Competition -- Networks -- Third-Party Programming."

     Local Markets. In addition to the above factors, the Company's ownership of and affiliation with broadcast television stations creates another set of competitive conditions. These stations compete for television viewers primarily within local markets. The Company's broadcast television stations are located in highly competitive markets and compete against both VHF and UHF stations. Due to technical factors, a UHF television station generally requires greater power and a higher antenna to secure substantially the same geographical coverage as a VHF television station. The Company also competes with new entertainment and shopping networks for carriage on broadcast television stations. The Company cannot quantify the competitive effect of the foregoing or any other sources of video programming on any of the Company's affiliated television stations, nor can it predict whether such competition will have a material adverse effect on its operations.

USA NETWORKS STUDIOS

     Programming. Studios operates in a highly competitive environment. The production and distribution of television programming are highly competitive businesses. While television programs and films produced by Studios compete with all other forms of network and syndication programming, Studios essentially competes with all other forms of entertainment and leisure activities. Competition is also faced from other major television studios and independent producers for creative talent, writers and producers, essential ingredients in the filmed entertainment business. The profitability of Studios is dependent upon factors such as public taste that is volatile, shifts in demand, economic conditions and technological developments.

     In 1995, the FCC repealed its financial interest and syndication rules ("fin-syn rules"). The fin-syn rules, which were adopted in 1970 to limit television network control over television programming and thereby foster the development of diverse programming sources, had restricted the ability of the three established, major U.S. televisions networks (i.e., ABC, CBS and NBC) to own and syndicate television programming. The repeal of the fin-syn rules has increased in-house production of television programming for the networks' own use. As a result of the repeal of the fin-syn rules, the industry has become vertically integrated, with four of the six major broadcast networks being aligned with a major studio. In addition, two major broadcast networks have formed their own in-house production units. Mergers and acquisitions of broadcast networks by studios (e.g., Disney-ABC) have altered the landscape of the industry. It is possible that this change will have a negative impact on Studios' business as its network customers are now able to choose between their own product and Studios' product in making programming decisions.

TICKETMASTER

     Ticketmaster competes with facilities, promoters and other potential clients for the right to distribute their tickets at retail outlets, by telephone and on the Internet.

     For those facilities and promoters which decide to utilize the services of an automated ticketing company, Ticketmaster competes with many international, national and regional ticketing systems, such as Telecharge Systems, which is a division of The Schubert Organization, Inc. and licenses the Ticketron software, Dillards Ticketing Systems, which is a division of Dillard's Department Stores, Inc. and which uses its own department stores as ticket outlets, and Destinet (formerly Mistix Corporation). Several of Ticketmaster's competitors have operations in multiple locations throughout the U.S., while others compete principally in one specific geographic location.

     Other companies compete with Ticketmaster by selling stand-alone automated ticketing systems to enable the facilities to do their own ticketing, including companies that sell systems under the names Prologue, Artsoft and Lasergate in the U.S., Bocs in the U.K. and Softix in Australia, New Zealand and Pacific Rim countries. Ticketmaster has experienced substantial competition for new accounts. Accordingly, there can be no assurance that prospective clients will enter into contracts with Ticketmaster rather than Ticketmaster's competitors.

     As an alternative to purchasing tickets through Ticketmaster, ticket purchasers generally may purchase tickets from the facility's box office at which an event will be held or by season, subscription or group sales directly from the venue or promoter of the event. Although processed through the Ticketmaster System, Ticketmaster derives no convenience charge revenue from the ticket purchasers with respect to those ticket purchases.

                                   EMPLOYEES

     As of the close of business on December 31, 1997, the Company employed approximately 4,750 employees with approximately 4,150 employees employed by Home Shopping, and approximately 600 employees employed by USA Broadcasting (129 by the USA Station Group and 471 by SF Broadcasting). As a result of the Universal Transaction, the Company employed approximately 880 additional employees, with approximately 515 employees employed by Networks and approximately 366 employees employed by Studios. The Company believes that it generally has good employee relationships, including in the case of employees represented by unions and guilds. As of January 31, 1997, Ticketmaster employed approximately 1,700 full-time employees, 130 part-time administrative employees and 3,500 part-time telephone operators.

ITEM 2.  PROPERTIES

     The Company's facilities for its management and operations are generally adequate for the Company's current and anticipated future needs. In connection with the Universal Transaction, the Company expects that it will be able to consolidate some of the facilities used by its different businesses, particularly in the Los Angeles area. The Company's facilities generally consist of executive and administrative offices, fulfillment facilities, warehouses, operations centers, television production and distribution facilities, satellite transponder sites and sales offices.

     All of the Company's leases are at prevailing market (or "most favorable") rates and, except as noted, with unaffiliated parties, and the Company believes that the duration of each lease is adequate. The Company believes that its principal properties, whether owned or leased, are adequate for the purposes for which they are used and are suitably maintained for such purposes. Most of the office/studio space is substantially utilized, and where significant excess space exists, the Company leases or subleases such space to the extent possible. The Company anticipates no future problems in renewing or obtaining suitable leases for its principal properties.

CORPORATE

     The Company maintains its principal executive offices at Carnegie Hall Tower, 152 West 57th Street, New York, New York which consist of approximately 29,850 square feet leased by the Company through October 30, 2005 and at The Water Garden, 2425 Olympic Boulevard, Santa Monica, California which consist of approximately 25,000 square feet under a lease which expires in 1998.

HOME SHOPPING

     Home Shopping owns an approximately 480,000 square foot facility in St. Petersburg, Florida, which houses its Home Shopping television studios, broadcast facilities, administrative offices and training facilities.

     Home Shopping owns two warehouse-type facilities totaling approximately 84,000 square feet near Home Shopping's main campus in St. Petersburg, Florida. These facilities have been used for returns processing, retail distribution and general storage.

     Home Shopping leases a 21,000 square foot facility in Clearwater, Florida for its video and post production operations.

     Home Shopping owns and operates a warehouse consisting of 163,000 square feet located in Waterloo, Iowa which is used as a fulfillment center.

     Home Shopping operates a warehouse located in Salem, Virginia, consisting of approximately 650,000 square feet which is leased from the City of Salem Industrial Development Authority. On November 1, 1999, Home Shopping will have the option to purchase the property for $1.

     Home Shopping's retail outlet subsidiary leases four retail stores in the Tampa Bay and Orlando areas totaling approximately 107,920 square feet.

     Home Shopping and its other subsidiaries also lease office space in California, Colorado and New Jersey.

NETWORKS

     The executive offices of Networks are located at 1230 Avenue of the Americas, New York, New York 10020. Networks leases approximately 168,000 square feet at this office space pursuant to a lease that continues until March 31, 2005, subject to two five-year options to continue the term. Networks also has smaller offices in Chicago (sales), Detroit (sales), and Los Angeles (sales and programming).

     Networks also leases approximately 55,000 square feet in a facility in Jersey City, New Jersey, where Networks has its broadcast operations center. This space is used to originate and transmit the USA Network and Sci-Fi Channel signals. Post-production for both networks, including editing, graphics and duplication, also is performed at this location. The lease for this space continues through April 30, 2009, and there are options to continue the term beyond that time.

STUDIOS

     Studios conducts its domestic television production and distribution operations primarily from its executive and administrative offices in Universal City, California. These offices, totaling approximately 84,000 square feet, are leased from Universal. Additionally, Studios has four domestic administrative and sales offices which lease a total of approximately 21,000 square feet. Production facilities are leased primarily from Universal on its Universal City lot on an as-needed basis depending upon production schedules. Studios leases three production facilities in New York, New York totaling approximately 120,000 square feet and an additional production facility in North Hollywood, California totaling approximately 34,300 square feet.

USA BROADCASTING

     The Company owns or leases office, studio and transmitter space for the USA Station Group stations and SF Stations as follows:

----------------------------------------------------------------------------------------------
LOCATION                                                FUNCTION                  OWNED/LEASED
----------------------------------------------------------------------------------------------
Mobile, AL.............................  Offices/Studio.........................     Leased
Baldwin County, AL.....................  Transmitter............................      Owned
Mt. Wilson, CA.........................  Transmitter............................     Leased
Ontario, CA............................  Offices/Studio.........................      Owned
Riverview, FL..........................  Transmitter............................     Leased
Hollywood, FL..........................  Transmitter............................     Leased
Miramar, FL............................  Offices/Studio.........................     Leased
Pensacola, FL..........................  Offices/Studio.........................     Leased
Honolulu, HI...........................  Offices/Studio/Transmitter.............     Leased
Aurora, IL.............................  Offices/Studio.........................     Leased
Chicago, IL............................  Offices/Studio/Transmitter.............     Leased
New Orleans, LA........................  Offices/Studio.........................      Owned
Hudson, MA.............................  Offices/Studio/Transmitter.............      Owned

----------------------------------------------------------------------------------------------
LOCATION                                                FUNCTION                  OWNED/LEASED
----------------------------------------------------------------------------------------------
Newark, NJ.............................  Offices/Studio.........................      Owned
Newfield, NJ...........................  Offices/Studio.........................      Owned
Waterford Works, NJ....................  Transmitter............................     Leased
Central Islip, NY......................  Offices/Studio.........................      Owned
Middle Island, NY......................  Transmitter............................      Owned
New York, NY...........................  Offices/Transmitter....................     Leased
Parma, OH..............................  Offices/Studio/Transmitter.............     Leased
Alvin, TX..............................  Offices/Studio.........................     Leased
Cedar Hill, TX.........................  Transmitter............................     Leased
Irving, TX.............................  Offices/Studio.........................      Owned
Missouri City, TX......................  Transmitter............................     Leased
Green Bay, WI..........................  Offices/Studio/Transmitter.............      Owned

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

TICKETMASTER

     Ticketmaster owns a 70,000 square foot building in West Hollywood, California, of which approximately 50,000 square feet is used for Ticketmaster's principal offices. In addition, Ticketmaster, its subsidiaries and affiliates lease office space in various other cities in the United States and other countries in which Ticketmaster is actively engaged in business.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, the Company and its subsidiaries are party to litigation involving property, personal injury, contract and other claims. The amounts that may be recovered in these matters may be subject to insurance coverage and, although there can be no assurance in this regard, are not expected to be material to the Company's financial position or operations.

          Federal Trade Commission Matter. Home Shopping is involved from time to time in investigations and enforcement actions by consumer protection agencies and other regulatory authorities. Effective October 2, 1996, the Federal Trade Commission ("FTC") and Home Shopping and two of its subsidiaries entered into a consent order under which Home Shopping agreed that it will not make claims for specified categories of products, including any claim that any product can cure, treat or prevent illness, or affect the structure or function of the human body, unless it possesses competent and reliable scientific evidence to substantiate the claims. The settlement did not represent an admission of wrongdoing by Home Shopping, and did not require the payment of any monetary damages. The FTC is investigating Home Shopping's compliance with the consent order. The FTC has recently indicated to Home Shopping that it believes Home Shopping has not complied with the consent order and that it intends to seek monetary penalties and consumer redress for non-compliance. The Company does not believe that there is a reasonable possibility that the outcome of such action would have a material adverse effect on the Company's financial condition or results of operations.

          ASCAP Litigation. Networks, along with almost every other satellite-delivered network, is involved in continuing disputes regarding the amounts to be paid by it for the performance of copyrighted music from members of the American Society of Composers, Authors and Publishers ("ASCAP") and by Broadcast Music, Inc. ("BMI"). The payments to be made to ASCAP will be determined in a "rate court" proceeding under the jurisdiction of the U.S. District Court in the Southern District of New York. In the initial phase of this proceeding, it was determined that Networks must pay ASCAP a specified interim fee, calculated as a percentage of the gross revenues of each of USA Network and Sci-Fi Channel. This fee level is subject to upward or downward adjustment in future rate court proceedings, or as the result of future negotiations, for all payments subsequent to January 1, 1986 with respect to USA Network and for all payments subsequent to launch with respect to Sci-Fi Channel. All ASCAP claims prior to these times have been settled and are final. As to BMI, Networks has agreed with BMI with respect to certain interim fees to be paid by both USA Network and Sci-Fi Channel. Subsequent to July 1, 1992 and subsequent to launch of Sci-Fi Channel, respectively, these interim fees are subject to upward or downward adjustment, based on a future negotiated resolution or submission of the issue to BMI's own federal "rate court." The Company cannot predict the final outcome of these disputes, but does not believe that it will suffer any material liability as a result thereof.

          Ticketmaster Shareholder Litigation. The Company and certain of its directors (who are also directors of Ticketmaster), along with other parties (including Ticketmaster), are defendants in three purported class action lawsuits brought on behalf of Ticketmaster shareholders in state court in Chicago and Los Angeles: In re Ticketmaster Group, Inc. Securities Class Action Litigation, 97 CH 13411 (Circuit Court, Cook County, Ill.); Tiger Options LLC v. Ticketmaster Group, Inc., et al., Case No. BC 180045 (Los Angeles Superior Court); and Bender v. Ticketmaster Group, Inc., et al., Case No. BC 181006. The complaints in each action generally allege that the defendants have breached fiduciary duties they allegedly owed to Ticketmaster shareholders in connection with the Company's October 1997 merger proposal to Ticketmaster, and seek, among other things, injunctive relief and damages in an unspecified amount. The plaintiffs in all three litigations agreed to postpone any response by defendants to those complaints. No discovery or other proceedings have taken place or been scheduled in any of the actions. The Company believes that the allegations against the Company and its directors do not have merit.

          Jovon Litigation. USA Capital Corporation holds an option to acquire 45% of the stock of Jovon Broadcasting Corporation, licensee of WJYH-TV, Hammond, Indiana. In a 1996 order, the FCC ruled that the Company could proceed to exercise its option to acquire 45% of Jovon's stock, but limited the present exercise of that option to no more than 33% of Jovon's outstanding stock. Jovon has filed a Petition with the FCC, requesting reconsideration and a ruling that the option is no longer valid. Certain entities controlled by the Company filed litigation on May 30, 1997 in the Circuit Court of Pinellas County, Florida against Jovon seeking declaratory and injunctive relief to permit the Company to proceed with the exercise of its option, or, in the alternative, to obtain damages for breach of contract by Jovon.

          Other. In the class action litigation brought by certain former shareholders of Home Shopping Network, Inc. and styled In re: Home Shopping Network, Inc. Shareholders Litigation, Consolidated Civil Action No. 15179, filed in the Court of Chancery of the State of Delaware, and raising claims against Home Shopping, the Company, TCI, Liberty and certain of the Company's and Home Shopping's directors, plaintiffs have taken no action for more than one year, and the Company does not expect to incur any liability with respect to that action.

          MovieFone Litigation. Based on information available to the Company, as previously disclosed by Ticketmaster, on July 23, 1997, a three-member tribunal of the American Arbitration Association issued an award in favor of the claimant MovieFone, Inc., Promofone, Inc. and the Teleticketing Co. LP (the "MovieFone Entities") and against the respondent Pacer Cats Corporation, a wholly owned subsidiary of

     Wembley plc and now known as "PCC Management, Inc." The award provides, among other things, (i) that the respondent shall pay to the claimant damages aggregating $22,751,250 plus interest and (ii) for injunctive relief relating to certain conduct of the respondent and its successors and assigns with respect to the MovieFone Entities' business for a specified period of time. The award of the American Arbitration Association issued in favor of MovieFone, Inc., Promofone, Inc. and the Teleticketing Co. LP was confirmed on November 20, 1997 by the Supreme Court of the State of New York, County of New York. The foregoing only summarizes certain provisions of the award, and reference is made to the full text thereof filed as
     Exhibit 99.3 to Ticketmaster's From 10-Q for the period ended July 31,
     1997.

          Although Ticketmaster and its owned entities were not parties to the arbitration proceeding, in August 1997 Wembley advised Ticketmaster that it expected to seek indemnification from Ticketmaster for its costs in the arbitration and some or all of the monetary award against Wembley. Ticketmaster has advised Wembley that it rejects such claims. In connection with the sale of the Pacer/CATS/CCS business to Ticketmaster, Wembley released and covenanted not to sue Ticketmaster in connection with claims relating to the arbitration proceeding; however, Wembley did retain certain indemnification rights with respect to Pacer/CATS/CCS and its operations from April 15, 1994. Ticketmaster has stated that it intends to vigorously oppose any such claims by Wembley.

          No determination, adverse or otherwise, can presently be made as to the effect, if any, this matter may have on Ticketmaster.

     The Company is engaged in various other lawsuits either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     On February 11, 1998, the annual meeting of the Company's stockholders was held. At the annual meeting, stockholders representing 12,227,647 shares of Class B Common Stock and 43,701,098 shares of Common Stock were entitled to vote without giving effect to the Company's two-for-one stock split effective for holders of record as of the close of business on March 12, 1998. Stockholders present or in person by proxy, representing 12,227,647 shares of Class B Common Stock and 41,045,195 shares of Common Stock, voted on the following matters:

     The stockholders of both the Common Stock and the Class B Common Stock voting as a single class approved the Universal Transaction:

NUMBER OF VOTES   NUMBER OF VOTES
   IN FAVOR           AGAINST       ABSTENTIONS   BROKER NON-VOTES
---------------   ---------------   -----------   ----------------
  159,025,488         359,235         44,540         3,892,402

     The stockholders of both the Common Stock and the Class B Common Stock voting as a single class approved the terms of the governance agreement, dated as of October 19, 1997, among the Company, Universal, Liberty and Mr. Diller:

NUMBER OF VOTES   NUMBER OF VOTES
   IN FAVOR           AGAINST       ABSTENTIONS   BROKER NON-VOTES
---------------   ---------------   -----------   ----------------
  159,023,859         363,008         42,396         3,892,402

     The stockholders of the Common Stock and the Class B Common Stock voting as separate classes approved increases in the authorized capital stock of the
Company:

                                  COMMON STOCK

NUMBER OF VOTES   NUMBER OF VOTES
   IN FAVOR           AGAINST       ABSTENTIONS   BROKER NON-VOTES
---------------   ---------------   -----------   ----------------
  32,614,528         3,774,176       1,446,611       3,209,880

                              CLASS B COMMON STOCK

NUMBER OF VOTES   NUMBER OF VOTES
   IN FAVOR           AGAINST       ABSTENTIONS   BROKER NON-VOTES
---------------   ---------------   -----------   ----------------
  122,276,470        -0-              -0-            -0-

     The stockholders of the Common Stock and the Class B Common Stock voting as a single class approved the cap on foreign ownership of the Company's equity and voting power.

NUMBER OF VOTES   NUMBER OF VOTES
   IN FAVOR           AGAINST       ABSTENTIONS   BROKER NON-VOTES
---------------   ---------------   -----------   ----------------
  157,853,756         484,392        1,091,115       3,892,402

     The stockholders of both the Common Stock and the Class B Common Stock voting as a single class approved the change in the name of the Company:

NUMBER OF VOTES   NUMBER OF VOTES
   IN FAVOR           AGAINST       ABSTENTIONS   BROKER NON-VOTES
---------------   ---------------   -----------   ----------------
  159,975,036         100,317         36,432         3,209,880

     The stockholders of both the Common Stock and the Class B Common Stock voting as a single class approved the elimination of a precise number of board members:

NUMBER OF VOTES   NUMBER OF VOTES
   IN FAVOR           AGAINST       ABSTENTIONS   BROKER NON-VOTES
---------------   ---------------   -----------   ----------------
  156,080,910        6,502,195        631,591         106,969

     The stockholders of the Common Stock and the Class B Common Stock voting as a single class approved the provisions relating to the removal of the Company's Chief Executive Officer from office:

NUMBER OF VOTES   NUMBER OF VOTES
   IN FAVOR           AGAINST       ABSTENTIONS   BROKER NON-VOTES
---------------   ---------------   -----------   ----------------
  149,684,178        9,692,887        52,198         3,892,402

     The stockholders elected the following eight directors of the Company to hold office until the next annual meeting of stockholders or until their successors have been duly elected:

     Elected by holders of Common Stock voting as a separate class:

                                               NUMBER OF VOTES   NUMBER OF VOTES
                                                CAST IN FAVOR       WITHHELD
                                               ---------------   ---------------
Bruce M. Ramer...............................    40,933,412          112,783
William D. Savoy.............................    40,807,537          237,658

     Elected by holders of Common Stock and Class B Common Stock voting as a single class:

                                               NUMBER OF VOTES   NUMBER OF VOTES
                                                CAST IN FAVOR       WITHHELD
                                               ---------------   ---------------
Barry Diller.................................    163,076,996         244,669
Paul G. Allen................................    163,083,606         238,059
James G. Held................................    163,084,130         237,535
Victor A. Kaufman............................    163,084,453         237,212
Gen. H. Norman Schwarzkopf...................    163,207,742         113,723
Richard E. Snyder............................    163,204,339         112,326

     The stockholders of both the Common Stock and Class B Common Stock voting as a single class approved the adoption of the Company's 1997 Stock and Incentive Plan:

NUMBER OF VOTES   NUMBER OF VOTES
   IN FAVOR           AGAINST       ABSTENTIONS   BROKER NON-VOTES
---------------   ---------------   -----------   ----------------
  150,466,311        8,901,497        61,455         3,892,402

     The stockholders of both the Common Stock and the Class B Common Stock voting as a single class ratified the appointment of Ernst & Young LLP as the Company's Independent Auditors for the years ended December 31, 1997 and 1998:

NUMBER OF VOTES   NUMBER OF VOTES
   IN FAVOR           AGAINST       ABSTENTIONS   BROKER NON-VOTES
---------------   ---------------   -----------   ----------------
  163,255,784         15,217          40,664           10,000

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq Stock Markets National Market ("NASDAQ") (Symbol: USAI after February 15, 1998, HSNI from December 22, 1996 to February 14, 1998, SKTV during the other periods reported below).

     On February 20, 1998, the Company's Board of Directors declared a two-for-one stock split of the Company's Common Stock and Class B Common Stock, payable in the form of a dividend to stockholders of record as of the close of business on March 12, 1998. The stock dividend was paid on March 26, 1998. The following tables reflect the March 1998 dividend.

--------------------------------------------------------------------------------
                                                               HIGH        LOW
--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997
  First Quarter.............................................  $14.50      $10.00
  Second Quarter............................................   17.00       11.13
  Third Quarter.............................................   20.50       15.25
  Fourth Quarter............................................   25.78       18.32
YEAR ENDED DECEMBER 31, 1996
  First Quarter.............................................  $17.38      $13.75
  Second Quarter............................................   17.25       14.00
  Third Quarter.............................................   15.25       10.63
  Fourth Quarter............................................   13.25       10.50

     The bid prices reported for these periods reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

     There were approximately 37,000 stockholders of record as of March 13, 1998, and the closing price of USAi Common Stock that day was $26.375.

     USAi Common Stock began trading on December 28, 1992, on the OTC Electronic Bulletin Board. On January 19, 1993, USAi Common Stock was listed on the NASDAQ Small-Cap Market. On August 26, 1993, USAi Common Stock was listed on the NASDAQ National Market System, which is now The Nasdaq Stock Market.

     The Company has paid no cash dividends on its common stock to date and does not anticipate paying cash dividends in the immediate future. Additionally, the Company's current loan facilities preclude the payment of dividends.

 ITEM 6.  SELECTED FINANCIAL DATA

---------------------------------------------------------------------------------------------------------------
                                                  YEARS ENDED        FOUR MONTHS
                                                  DECEMBER 31,          ENDED         YEARS ENDED AUGUST 31,
          CONSOLIDATED STATEMENTS             --------------------   DECEMBER 31,   ---------------------------
             OF OPERATIONS DATA                1997(1)     1996(2)       1995        1995      1994      1993
---------------------------------------------------------------------------------------------------------------
                                                            (In thousands, except per share data)
Net revenues................................  $1,261,749   $75,172     $15,980      $47,918   $46,563   $46,136
Earnings (loss) before cumulative effect of
  change in accounting principle(3).........      13,061    (6,539)     (2,882)         115      (899)   (6,386)
Net earnings (loss)(4)......................      13,061    (6,539)     (2,882)         115    (3,878)   (6,386)
Basic earnings (loss) per common share(5):
  Earnings (loss) before cumulative effect
    of change in accounting principle.......         .12      (.30)       (.15)         .01      (.05)     (.36)
  Net earnings (loss).......................         .12      (.30)       (.15)         .01      (.22)     (.36)
Diluted earnings (loss) per common share(5):
  Earnings (loss) before cumulative effect
    of change in accounting principle.......         .12      (.30)       (.15)         .01      (.05)     (.36)
  Net earnings (loss).......................         .12      (.30)       (.15)         .01      (.22)     (.36)

---------------------------------------------------------------------------------------------------------------
                                                       DECEMBER 31,                        AUGUST 31,
           CONSOLIDATED BALANCE             ----------------------------------   ------------------------------
                SHEET DATA                   1997(1)      1996(2)       1995       1995       1994       1993
---------------------------------------------------------------------------------------------------------------
                                                                      (In thousands)
Working capital (deficit).................  $   60,941   $  (24,444)  $  7,553   $  6,042   $  1,553   $  4,423
Total assets..............................   2,670,796    2,116,232    136,670    142,917    145,488    153,718
Long-term obligations.....................     448,346      271,430     95,980     97,937    114,525    128,210
Stockholders' equity......................   1,447,354    1,158,749      7,471      9,278      2,614      6,396

---------------

(1) The consolidated statement of operations and balance sheet data includes Ticketmaster Group, Inc. since the acquisition of USAi's interest on July 17, 1997.
(2) As a result of the Mergers, the results of operations for the year ended December 31, 1996 includes SKTV for the full year and 11 and 12 days of Home Shopping and Savoy, respectively. The balance sheet reflects purchase accounting adjustments for the consolidated entity. Commissions of $3.4 million were not paid for 1996 as a result of the Mergers.
(3) In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). The cumulative effect of the accounting change resulted in a charge of approximately $3.0 million. Prior years' financial statements were not restated.
(4) In fiscal 1993, the USA Stations were charged interest expense on the note payable to HSN Capital Corporation ("HSNCC"), a wholly-owned subsidiary of Home Shopping, at a rate of 9.5% annum. In fiscal 1994, the Company paid interest to HSNCC until August 1, 1994 when the Company repaid the long-term obligation to HSNCC.
(5) Earnings (loss) per common share data reflects the impact of two-for-one Common Stock and Class B Common Stock dividends approved by the Company on February 20, 1998, for stockholders of record on March 12, 1998, payable on March 26, 1998.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     USA Networks, Inc. (the "Company" or "USAi") formerly known as HSN, Inc., is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses. At December 31, 1997, the Company owned a controlling interest in Ticketmaster. On March 20, 1998, the Company and Ticketmaster entered into a merger agreement regarding the acquisition by the Company in a tax-free merger of the remaining Ticketmaster common stock for .563 of a share of Common Stock. (1.126 shares after giving effect to the Company's two-for-one stock split to the holders of record as of the close of business on March 12, 1998). The merger agreement was entered into based upon the recommendation of the Special Committee of the Ticketmaster Board that had been appointed to consider USAi's merger proposal in

October 1997. Consummation of the merger is subject to customary conditions, including the approval of the merger by Ticketmaster's shareholders. The Company expects that the merger will be completed in the third quarter of 1998. On February 12, 1998, the Company acquired USA Networks and USA Networks Studios from Universal (the "Universal Transaction") and changed the Company's name to USA Networks, Inc. Following the Universal Transaction, the Company's principal businesses are electronic retailing (through its Home Shopping business), the operation of cable networks (through its USA Networks businesses), the production and distribution of television programming (through its USA Networks Studios), the ownership and operation of television stations (through USA Broadcasting) and automated ticketing services (through Ticketmaster). During 1996, the Company merged with Savoy and Home Shopping (collectively, the "Mergers"). The acquisition of the controlling interest in Ticketmaster (the "Ticketmaster Transaction") and the Mergers were accounted for using the purchase method of accounting.

     Prior to the Universal Transaction and as of December 31, 1997, the Company's principal areas of business were electronic retailing, ticketing operations and television broadcasting. The electronic retailing business operates two services, The Home Shopping Network ("HSN") and America's Store, through an indirect wholly-owned subsidiary, Home Shopping Club LP ("HSC"). The ticketing operations business sells over 70 million tickets a year through 2,900 retail center outlets, 25 telephone call centers and an Internet site and is the leading provider of automated ticketing services in the U.S. The television broadcasting business owns and operates twelve full-power UHF television stations (the "USA Stations") and four full-power VHF television stations ("SF Broadcasting"). Share numbers, earnings per share and conversion ratios reflect the Company's two-for-one stock split to holders of record at the close of business on March 12, 1998, unless otherwise noted.

     THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, NEW DEVELOPMENTS, NEW MERCHANDISING STRATEGIES AND SIMILAR MATTERS. A VARIETY OF FACTORS COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE TO DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE OPERATIONS, PERFORMANCE, DEVELOPMENT AND RESULTS OF THE COMPANY'S BUSINESS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: MATERIAL ADVERSE CHANGES IN ECONOMIC CONDITIONS IN THE MARKETS SERVED BY THE COMPANY; FUTURE REGULATORY ACTIONS AND CONDITIONS IN THE COMPANY'S OPERATING AREAS; COMPETITION FROM OTHERS; SUCCESSFUL INTEGRATION OF THE COMPANY'S DIVISIONS' MANAGEMENT STRUCTURES; PRODUCT DEMAND AND MARKET ACCEPTANCE; THE ABILITY TO PROTECT PROPRIETARY INFORMATION AND TECHNOLOGY OR TO OBTAIN NECESSARY LICENSES ON COMMERCIALLY REASONABLE TERMS; AND OBTAINING AND RETAINING KEY EXECUTIVES AND EMPLOYEES.

TRANSACTIONS AFFECTING THE COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     During the past two years, the Company has pursued several strategic initiatives which have resulted in the acquisition and development of several new businesses. As a result, the following changes should be considered when comparing the Company's results of operations and financial position. These include the acquisition of an interest in Ticketmaster in July 1997 and the acquisition of Home Shopping and Savoy in December 1996. The acquisitions caused a significant increase in net revenues, operating costs and expenses and operating profit. To enhance comparability, the discussion of consolidated results of operation is supplemented, where appropriate, with separate pro forma financial information that gives effect to the above transactions as if they had occurred at the beginning of the respective periods presented. The pro forma information is not necessarily indicative of the revenues and cost of revenues which would have actually been reported had the Ticketmaster Transaction and the Mergers occurred at the beginning of the respective periods, nor is it necessarily indicative of future results.

     In February 1998, the Company completed its acquisition of USA Networks and USA Networks Studios from Universal. In connection with the acquisition, the Company's existing credit facility was also refinanced with a new $1.6 billion facility. In March 1998, the Company reached an agreement in principle with Ticketmaster for a tax-free merger transaction whereby the Company would acquire the remaining outstand-ing common stock of Ticketmaster. See Financial Position, Liquidity and Capital Resources for additional information.

     Reference should be also be made to the Consolidated Financial Statements and Summary Financial Data included herein.

CONSOLIDATED RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996

NET REVENUES

     For the year ended December 31, 1997, total revenues of the Company increased $1.2 billion compared to 1996 primarily due to increases of $1.0 billion and $156.4 million related to Home Shopping and Ticketmaster, respectively.

OPERATING COSTS AND EXPENSES

     For the year ended December 31, 1997, total operating costs and expenses increased $1.1 billion compared to 1996 primarily due to increases of $897.6 million and $144.1 million related to Home Shopping and Ticketmaster, respectively.

OTHER INCOME (EXPENSE), NET

     For the year ended December 31, 1997, interest income increased $2.1 million due to higher combined cash balances of the merged entity.

     For the year December 31, 1997, interest expense increased $19.7 million compared to 1996, due to the higher combined debt balance of the merged entity and non-cash interest expense related to long-term cable distribution and broadcast fees recorded as a result of the Mergers.

     For the year ended December 31, 1997, the Company had net miscellaneous expense of $11.8 million primarily due to equity losses relating to the Company's investments in Home Order Television GmbH & Co. and Jupiter Shop Channel Co;. Ltd.

INCOME TAXES

     The Company's effective tax rate of 73% for the year ended December 31, 1997, calculated on earnings before income taxes and minority interest, is higher than the statutory rate due primarily to the amortization of non-deductible goodwill and other acquired intangibles, the non-recognition of benefit for net operating losses of less than 80% owned subsidiaries and state income taxes. Similarly the Company's effective tax rate is expected to exceed the statutory rate for 1998.

MINORITY INTEREST

     For the year ended December 31, 1997, minority interest represents the ownership interest of third parties in the net assets and results of operations of certain consolidated subsidiaries.

PRO FORMA NET REVENUES AND COST OF REVENUES FOR THE YEAR ENDED DECEMBER 31, 1997 VS. PRO FORMA NET REVENUES AND COST OF REVENUES FOR THE YEAR ENDED DECEMBER 31, 1996

     The pro forma revenues and cost of revenues for the years ended December 31, 1997 and 1996, have been prepared to show results of the Company for those periods, as if the Ticketmaster Transaction and the Mergers had occurred at the beginning of 1997 and 1996. Revenues and cost of revenues specifically related to

Savoy's motion picture operations are excluded from the 1996 pro forma amounts as these activities ceased prior to the Mergers.

     For the year ended December 31, 1997, pro forma net revenues for the Company increased $.1 billion, or 4.4%, to $1.5 billion from $1.4 billion compared to 1996. For the year ended December 31, 1997, pro forma costs of revenues increased $1.0 million, or .2%, to $661.4 million from $660.4 million compared to 1996.

     The following discussion provides an analysis of the aforementioned increases in pro forma revenues and cost of revenues by significant component.

HOME SHOPPING NETWORK

     Net sales for Home Shopping increased $22.4 million, or 2.2%, for the year ended December 31, 1997 compared to 1996. Net sales of HSC, the primary source of Home Shopping revenues, increased $71.9 million, or 8.0%, for the year ended December 31, 1997 compared to 1996. HSC's sales reflect an increase of 8.7% in the number of packages shipped and a decrease of 4.3% in the average price per unit sold for the year ended December 31, 1997, compared to 1996. The increase in HSC net sales was offset by planned decreases in net sales of wholly-owned subsidiaries, HSN Mail Order, Inc. ("Mail Order"), and the retail outlet stores of $33.8 million and $10.6 million, respectively, compared to 1996.

     Management believes that the improved sales for 1997 compared to 1996, were primarily the result of ongoing changes made to Home Shopping's merchandising and programming strategies. Management is continuing to take steps to improve sales by evaluating the mix of products sold, introducing new products, optimizing the average price per unit, creating programming events, and taking measures to increase the frequency of customer purchases. There can be no assurance that the additional changes to Home Shopping's merchandising and programming strategies will achieve management's intended results.

     For the year ended December 31, 1997, HSC's merchandise return percentage decreased to 22.2% from 23.5% compared to 1996. Management believes that the lower return rate is primarily attributable to the decrease in the average price per unit and the mix of products sold, which may vary in 1998.

     At December 31, 1997 and 1996, HSC had approximately 4.5 million and 4.7 million active customers, respectively. An active customer is one who has completed a transaction within the last eighteen months or placed an order within the last seven months. In addition, 62% of active customers made more than one purchase in the last eighteen months, compared to 59.6% at December 31, 1996.

     In addition, as of December 31, 1997, approximately 10.3 million cable television households could be reached by America's Store, of which 3.8 million are on a part-time basis. Of the total cable television households receiving America's Store, 8.9 million also receive HSN.

     During 1998, cable system contracts covering 4.5 million cable subscribers are subject to termination or renewal. This represents 8.8% of the total number of unduplicated cable households receiving HSN. The Company is pursuing both renewals and additional cable television system contracts, but channel availability, competition, consolidation within the cable industry and cost of carriage are some of the factors affecting the negotiations for cable television system contracts. Although management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, management believes that a majority of these contracts will be successfully renegotiated.

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

     As a percentage of net sales, Home Shopping's cost of sales decreased to 59.3% from 61.7% for the year ended December 31, 1997, compared to 1996. Cost of sales of HSC increased $24.2 million due to increases in net sales. This was offset by decreases of $19.9 million and $14.1 million in cost of sales of Mail Order and the retail outlet stores, respectively, compared to 1996, as a result of the planned reduction in revenues for these subsidiaries. As a percentage of HSC's net sales, cost of sales decreased to 60.1% from 62.3% compared to 1996. These decreases were primarily the result of changes in merchandising and programming strategies, as discussed above.

TICKETMASTER

     For the year ended December 31, 1997, pro forma Ticketmaster revenue increased $24.4 million, or 7.5% compared to 1996 and can be attributed to increases in the number of tickets sold and the average per ticket operations revenue. Ticketmaster's primary source of revenue is ticketing operations which are primarily comprised of convenience charges which Ticketmaster generates by providing clients with access to Ticketmaster's extensive distribution capabilities, including Ticketmaster-owned call centers, an independent network of sales outlets remote to the client's box office, and non-traditional distribution channels such as the Internet. Other components of ticket operations revenue include handling fees attributed to the sale and distribution of tickets through channels other than remote sales outlets, credit card fee reimbursements and licensing fees. Through continued acquisitions and growth, management expects continued increases in ticketing operations revenues.

     Other sources of Ticketmaster revenue are relatively consistent, on a pro forma basis, when comparing 1997 to 1996, and include revenues from concession control system sales; publications; and merchandising businesses. Concession inventory control systems and associated service contracts are marketed to movie theaters, stadiums, arenas and general admission facilities. Ticketmaster produces and distributes publications, primarily the Live! Magazine, and the Entertainment Guide included therein, and recognizes revenue from the sale of subscriptions. The merchandising business, Entertainment To Go, is designed to leverage Ticketmaster's inbound call center traffic, its database of consumers, and its relationships with the music and entertainment industries to effectively sell, at retail prices, music, tour and entertainment related merchandise products to consumers.

BROADCASTING

     For the year ended December 31, 1997, pro forma broadcasting revenue of $54.1 million and cost of revenue of $6.5 million were consistent when compared to 1996. Broadcasting operations relates to the operations of SF Broadcasting.

OTHER

     For the year ended December 31, 1997, $14.2 million of pro forma other revenue related primarily to the Savoy motion picture business which was discontinued in 1996. The costs associated with these revenues were $11.2 million for 1997. The Company does not expect significant additional revenues or costs from the motion picture business.

YEAR ENDED DECEMBER 31, 1996 VS. FISCAL YEAR ENDED AUGUST 31, 1995

NET REVENUES

BROADCASTING

     For the year ended December 31, 1996, broadcasting revenue decreased $1.2 million, or 2.7% to $43.4 million from $44.6 million for the year ended August 31, 1995. This decrease is primarily the result of the elimination of $1.1 million of the USA Station Group's revenue for the 11 days ended December 31, 1996, due to the merger with Home Shopping. Revenues from Home Shopping are eliminated in consolidation as are the same amount of Home Shopping engineering and programming expenses. The year ended December 31, 1996 also includes $1.5 million of revenue of SF Broadcasting for the 12 days ended December 31, 1996.

HOME SHOPPING

     Home Shopping was acquired on December 20, 1996 and, accordingly, $30.6 million of revenue for the 11 day period ended December 31, 1996 is reflected in total revenues. Home Shopping revenues are generated primarily from the retail sales of its two services.

OTHER

     For the year ended December 31, 1996, other revenue decreased $2.1 million, or 63.5%, to $1.2 million from $3.4 million for the fiscal year ended August 31, 1995. This decrease primarily is the result of a decrease in production revenue due to the closing of the Denver Telemation facility in December 1995.

OPERATING EXPENSES

COST OF SALES, SELLING AND MARKETING AND ENGINEERING AND PROGRAMMING

     Cost of sales increased $20.4 million for the year ended December 31, 1996 compared to the fiscal year ended August 31, 1995, as a result of the inclusion of 11 days of Home Shopping. In addition, increases in selling and marketing and engineering and programming expenses of $5.0 million and $1.8 million, respectively, also related to 11 days of activity for Home Shopping.

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

MINORITY INTEREST

     For the year ended December 31, 1996, minority interest represents the ownership interest of third parties in the net assets and results of operations of certain consolidated subsidiaries.

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

OTHER

     In December 1995, the Company implemented a formal plan to increase operating efficiency, reduce personnel at the USA Stations and the Company's corporate offices and close the Denver Telemation facility. As a result, the Company recorded a $2.6 million charge to operations for the four months ended December 31, 1995, which included severance costs, facility closure and non-cancellable lease costs and the write-down of property, plant and equipment.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $47.7 million for the year ended December 31, 1997. In addition the Company acquired cash of $89.7 million in connection with the Ticketmaster Transaction and received capital contributions of $9.0 million. These cash proceeds were used to pay for capital expenditures of $45.9 million, pay for long-term investments of $39.8 million and pay cable distribution fees of $11.9 million. Net earnings adjusted for non-cash items totaled $145.2 million and working capital increased by $85.4 million for the year ended December 31, 1997.

     Consolidated capital expenditures for the year ended December 31, 1997, relate in part to Home Shopping's plan to improve and expand the capabilities of its computer systems. Consolidated capital expenditures are expected to range from $70.0 million to $95.0 million in 1998.

     On February 12, 1998, the Company, and certain of its subsidiaries, including USANi LLC as borrower, entered into a new $1.6 billion credit facility (the "New Facility") with a $40.0 million sub-limit for letters of credit. The New Facility was used to finance the Universal Transaction and to refinance the Company's $275.0 million Revolving Credit Facility (the "HSNi Facility"). The New Facility consists of a $600.0 million revolving credit facility, a $750.0 million "Tranche A Term Loan" and a $250.0 million "Tranche B Term Loan". The revolving credit facility and Tranche A Term Loan mature on December 31, 2002 and the Tranche B Term Loan matures on December 31, 2003. The New Facility is guaranteed by, and secured by stock in, substantially all of the Company's material subsidiaries. The interest rate on borrowings under the New Facility is tied to an Alternate Base Rate or the London InterBank Offered Rate, in each case, plus an applicable margin. As of March 13, 1998, there was $1.4 billion in outstanding borrowings under the New Facility and $151.7 million was available for borrowing after taking into account outstanding letters of credit.

     On February 12, 1998, the Company completed the Universal Transaction. The consideration paid to Universal included a cash payment of $1.63 billion. $300.0 million of the cash to be paid to Universal in connection with the Universal Transaction is deferred until no later than June 30, 1998. The Investment Agreement relating to the Universal Transaction, also contemplates that, on or prior to June 30, 1998, the Company and Liberty, will complete a transaction that involves a $300.0 million cash investment by Liberty in the Company through the purchase of LLC Shares or, if agreed upon among the Company, Liberty and Universal, the acquisition by the Company of assets owned or controlled by Liberty in exchange for LLC Shares. An asset transaction with Liberty will reduce Liberty's cash purchase obligation by 45% of the value of the assets acquired.

     Pursuant to the Investment Agreement, the Company has granted to Universal and Liberty preemptive rights with respect to future issuances of USAi Common Stock and USAi Class B Common Stock, which generally allow Universal and Liberty the right to maintain an ownership percentage equal to the ownership percentage such entity held immediately prior to such issuance. In addition, Universal has certain mandatory purchase obligations with respect to USAi Common Stock (or LLC shares), and with respect to the pending Ticketmaster Transaction.

     In connection with the Universal Transaction, the Company entered into a joint venture agreement relating to the development of international general entertainment television channels including international versions of USA Network, Sci-Fi Channel and Universal's action/adventure channel 13th Street. Unless the Company elects to have Universal buy out the Company's interest in the venture, the Company and Universal will be 50-50 partners in the venture, which will be managed by Universal. USANi LLC and Universal have each committed to contribute $100 million in capital in the venture over a number of years.

     The Company is implementing its plans to disaffiliate its station in the Miami, Florida market in 1998. The Company will incur expenditures to develop programming and promotion of this station, which during the development and transitional stage, may not be offset by sufficient advertising revenues. The Company may also transition additional USA Stations to the new format in 1998. The Company believes that process of disaffiliation can be successfully managed to minimize adverse consequences and maximize the value of the USA Stations.

     In connection with the Universal Transaction and other strategic initiatives, the Company anticipates that it will need to invest working capital in connection with the development and expansion of its overall operations.

     The maximum amount available under Ticketmaster's credit agreement was $165.0 at December 31, 1997 and will decrease to $150.0 million at December 31, 1998. At March 13, 1998, Ticketmaster had $142.0 million in outstanding borrowings under its credit agreement and $23.0 million was available for borrowing.

     In September 1997, the Company paid $5.0 million of subscriptions payable related to its investment in HOT. The Company also has certain ongoing funding obligations relating to the HOT and Shop Channel ventures.

     During 1998, management expects to pay cable distribution fees of $25.0 million to $40.0 million, relating to new and current contracts with cable systems operators to carry Home Shopping's programming.

     During the year ended December 31, 1997, the Company received cash proceeds of $7.2 million from the exercise of 1.0 million options to purchase the Company's common stock. At March 13, 1998, 10.7 million options to purchase the Company's common stock were outstanding and exercisable at prices ranging between $1.00 and $26.19. The exercise of such options would result in a cash inflow to the Company of $109.7 million.

     During July and August 1997, the Company purchased a total of 206,000 shares of Ticketmaster stock in the open market for $3.3 million.

     On November 12, 1997, the Company invested $20.0 million for an 11% interest in City Search, Inc., a company that produces and delivers comprehensive local city guides on the Internet, providing up-to-date information regarding arts and entertainment, community activities and events, recreation, business and news/ sports/weather to consumers in major metropolitan areas. The funds to make this investment were obtained from borrowings under the HSNi Facility.

     On January 20, 1998, the Company consummated the sale of its Baltimore, MD. Station for $80.0 million. The Company has also entered into agreements to acquire three additional television stations serving the Atlanta, GA, Orlando, FL, and Rapid City, SD markets. The aggregate purchase price for these stations is approximately $70.0 million.

     On January 28, 1998, Blackstar consummated the sale of one of its television broadcast stations. This resulted in termination of the Company's affiliation agreement, and changed the Company's ownership to 45%. The Company also received $1.0 million in cash and $3.0 million in preferred stock in connection with the disaffiliation. The Company also will receive $15.0 million in connection with disaffiliations of two other stations.

     On January 23, 1998, the Company gave notice that it elected to redeem on March 1, 1998, at a redemption price of 104.7% of the principal amount, all of the outstanding Home Shopping Debentures. The Home Shopping Debentures were all converted by the holders into shares of USAi Common Stock on or prior to the Redemption Date.

     On February 20, 1998, the Company's Board of Directors approved the declaration of a dividend to its stockholders in the form of a distribution of one share of USAi common stock for each share of common stock outstanding to holders of record as of the close of business on March 12, 1998. The payment date for the dividend was March 26, 1998. The two-for-one stock split also included an identical stock dividend with respect to the Company's Class B Common Stock, to be paid in the form of one share of USAi Class B Common Stock for each share of Class B Stock outstanding as of the close of business on March 12, 1998.

     Ticketmaster spent $18.5 million in connection with business acquisitions using existing funds.

     In management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet the Company's foreseeable needs.

     During the year ended December 31, 1997, the Company did not pay any cash dividends, and none are permitted under the Company's existing credit facility.

OTHER MATTERS

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
USA Networks, Inc.

     We have audited the accompanying consolidated balance sheets of USA Networks, Inc. (formerly HSN, Inc.) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Networks, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

New York, New York
March 13, 1998

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
USA Networks, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of USA Networks, Inc. (formerly HSN, Inc. and Silver King Communications, Inc.) and subsidiaries for the period September 1, 1995 through December 31, 1995 and for the year ended August 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations of USA Networks, Inc. and subsidiaries and their cash flows for the period September 1, 1995 through December 31, 1995, and for the year ended August 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Tampa, Florida
July 2, 1996

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      USA NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------
                                                                        FOUR MONTHS
                                                   YEARS ENDED             ENDED        YEAR ENDED
                                                   DECEMBER 31,         DECEMBER 31,    AUGUST 31,
                                              ----------------------    ------------    ----------
                                                 1997         1996          1995           1995
--------------------------------------------------------------------------------------------------
                                                     (In thousands, except per share data)
NET REVENUES
  Home Shopping.............................  $1,037,060    $ 30,588      $    --        $    --
  Ticketmaster..............................     156,378          --           --             --
  Broadcasting..............................      54,138      43,359       15,061         44,563
  Other.....................................      14,173       1,225          919          3,355
                                              ----------    --------      -------        -------
          Total net revenues................   1,261,749      75,172       15,980         47,918
                                              ----------    --------      -------        -------
Operating costs and expenses:
  Cost of sales.............................     645,299      20,974          193            614
  Selling and marketing.....................     217,358       4,951           --             --
  General and administrative................     129,700      28,254        9,163         24,394
  Depreciation and amortization.............      97,024      15,486        4,701         14,674
  Engineering and programming...............      77,849       1,812           --             --
  Other.....................................          --          83        2,603             --
                                              ----------    --------      -------        -------
          Total operating costs and
            expenses........................   1,167,230      71,560       16,660         39,682
                                              ----------    --------      -------        -------
          Operating profit (loss)...........      94,519       3,612         (680)         8,236
Other income (expense):
  Interest income...........................       5,313       3,238          888          3,410
  Interest expense..........................     (31,579)    (11,841)      (3,463)       (10,963)
  Miscellaneous.............................     (11,752)         44           --            570
                                              ----------    --------      -------        -------
                                                 (38,018)     (8,559)      (2,575)        (6,983)
                                              ----------    --------      -------        -------
Earnings (loss) before income taxes and
  minority interest.........................      56,501      (4,947)      (3,255)         1,253
Income tax (expense) benefit................     (41,051)     (1,872)         373         (1,138)
Minority interest...........................      (2,389)        280           --             --
                                              ----------    --------      -------        -------
          NET EARNINGS (LOSS)...............  $   13,061    $ (6,539)     $(2,882)       $   115
                                              ==========    ========      =======        =======
Basic earnings (loss) per common share......  $      .12    $   (.30)     $  (.15)       $   .01
                                              ==========    ========      =======        =======
Diluted earnings (loss) per common share....  $      .12    $   (.30)     $  (.15)       $   .01
                                              ==========    ========      =======        =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997            1996
----------------------------------------------------------------------------------------
                                                                    (In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  116,036      $   42,606
Accounts and notes receivable (net of an allowance for
  doubtful accounts of $3,588 and $2,679, respectively).....      96,867          56,832
Inventories, net............................................     151,100         100,527
Deferred income taxes.......................................      39,956          40,842
Other current assets, net...................................      16,723           7,791
                                                              ----------      ----------
          Total current assets..............................     420,682         248,598
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     145,701          95,472
Buildings and leasehold improvements........................      83,851          63,739
Furniture and other equipment...............................      39,498          20,414
                                                              ----------      ----------
                                                                 269,050         179,625
          Less accumulated depreciation and amortization....     120,793          73,959
                                                              ----------      ----------
                                                                 148,257         105,666
Land........................................................      16,602          14,944
Projects in progress........................................      15,262           1,365
                                                              ----------      ----------
                                                                 180,121         121,975
OTHER ASSETS
Intangible assets, net......................................   1,862,128       1,545,947
Cable distribution fees, net ($46,459, and $40,892 to
  related parties, respectively)............................     111,292         113,594
Long-term investments and notes receivable ($8,353 and
  $7,220 in related
  parties, respectively)....................................      59,780          47,862
Deferred income taxes.......................................       3,541           1,926
Deferred charges and other, net.............................      33,252          36,330
                                                              ----------      ----------
                                                               2,069,993       1,745,659
                                                              ----------      ----------
                                                              $2,670,796      $2,116,232
                                                              ==========      ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

----------------------------------------------------------------------------------------
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997            1996
----------------------------------------------------------------------------------------
                                                                    (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   12,918      $   42,906
Accounts payable............................................     185,101          95,421
Programming fees ($19,091 and $9,051 to related parties,
  respectively).............................................      43,553          40,717
Other accrued liabilities...................................     118,169          93,998
                                                              ----------      ----------
          Total current liabilities.........................     359,741         273,042
LONG-TERM OBLIGATIONS (net of current maturities)...........     448,346         271,430
OTHER LONG-TERM LIABILITIES, net............................      43,132          56,875
MINORITY INTEREST...........................................     372,223         356,136
COMMITMENTS AND CONTINGENCIES...............................          --              --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 15,000,000
  shares; no shares issued or outstanding...................          --              --
Common stock -- $.01 par value; authorized 800,000,000
  shares; issued and outstanding 87,430,586 and 71,985,806
  shares, respectively......................................         874             720
Class B -- convertible common stock -- $.01 par value;
  authorized, 200,000,000 shares; issued and outstanding,
  24,455,294 and 20,450,112 shares, respectively............         244             204
Additional paid-in capital..................................   1,558,037       1,284,815
Accumulated deficit.........................................    (103,601)       (116,662)
Unearned compensation.......................................      (3,202)         (5,330)
Note receivable from key executive for common stock
  issuance..................................................      (4,998)         (4,998)
                                                              ----------      ----------
                                                               1,447,354       1,158,749
                                                              ----------      ----------
                                                              $2,670,796      $2,116,232
                                                              ==========      ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------
                                                                                                        NOTE
                                                                                                     RECEIVABLE
                                                                                                      FROM KEY
                                                                                                     EXECUTIVE
                                               CLASS B                                                  FOR
                                             CONVERTIBLE   ADDITIONAL                                  COMMON
                                    COMMON     COMMON       PAID-IN     ACCUMULATED     UNEARNED       STOCK
                                    STOCK       STOCK       CAPITAL       DEFICIT     COMPENSATION    ISSUANCE      TOTAL
----------------------------------------------------------------------------------------------------------------------------
                                                                         (In thousands)
BALANCE AT AUGUST 31, 1994........   $130       $ 48      $  109,792     $(107,356)     $    --       $    --     $    2,614
Issuance of common stock upon
 exercise of stock options........     --         --             180            --           --            --            180
Unearned compensation related to
 grant of stock options to key
 executive........................     --         --           3,973            --       (3,973)           --             --
Amortization of unearned
 compensation related to grant of
 stock options to key executive...     --         --              --            --           20            --             20
Income tax benefit related to
 stock options exercised..........     --         --             421            --           --            --            421
Issuance of common stock to key
 executive........................      8         --           9,992            --           --        (4,998)         5,002
Value of common stock in excess of
 key executive's purchase price...     --         --             926            --           --            --            926
Net earnings for year ended August
 31, 1995.........................     --         --              --           115           --            --            115
                                     ----       ----      ----------     ---------      -------       -------     ----------
BALANCE AT AUGUST 31, 1995........    138         48         125,284      (107,241)      (3,953)       (4,998)         9,278
Issuance of common stock upon
 exercise of stock options........      2         --             186            --           --            --            188
Amortization of unearned
 compensation related to grant of
 stock options to key executive...     --         --              --            --          332            --            332
Income tax benefit related to
 stock options exercised..........     --         --             555            --           --            --            555
Net loss for four month period
 ended December 31, 1995..........     --         --              --        (2,882)          --            --         (2,882)
                                     ----       ----      ----------     ---------      -------       -------     ----------
BALANCE AT DECEMBER 31, 1995......    140         48         126,025      (110,123)      (3,621)       (4,998)         7,471
Issuance of common stock upon
 exercise of stock options........      2         --           1,154            --           --            --          1,156
Amortization of unearned
 compensation related to grant of
 stock options to key executive...     --         --              --            --        1,028            --          1,028
Income tax benefit related to
 stock options exercised..........     --         --             841            --           --            --            841
Issuance of common stock related
 to the Home Shopping Merger......    494        156       1,044,162            --           --            --      1,044,812
Issuance of common stock related
 to the Savoy Merger..............     84         --         112,633            --           --            --        112,717
Unearned compensation related to
 employee equity participation
 plan.............................     --         --              --            --       (2,737)           --         (2,737)
Net loss for year ended December
 31, 1996.........................     --         --              --        (6,539)          --            --         (6,539)
                                     ----       ----      ----------     ---------      -------       -------     ----------
BALANCE AT DECEMBER 31, 1996......    720        204       1,284,815      (116,662)      (5,330)       (4,998)     1,158,749
Issuance of common stock upon
 exercise of stock options........     10         --           7,217            --           --            --          7,227
Income tax benefit related to
 stock options exercised..........     --         --           3,372            --           --            --          3,372
Issuance of stock in connection
 with Ticketmaster Transaction....    144         40         262,633            --           --            --        262,817
Amortization of unearned
 compensation related to grant of
 stock options to key executive...     --         --              --            --          995            --            995
Expense related to executive stock
 award program and stock
 options..........................     --         --              --            --          113            --            113
Expense related to employee equity
 participation plan...............     --         --              --            --        1,020            --          1,020
Net earnings for year ended
 December 31, 1997................     --         --              --        13,061           --            --         13,061
                                     ----       ----      ----------     ---------      -------       -------     ----------
BALANCE AT DECEMBER 31, 1997......   $874       $244      $1,558,037     $(103,601)     $(3,202)      $(4,998)    $1,447,354
                                     ====       ====      ==========     =========      =======       =======     ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

--------------------------------------------------------------------------------------------------------------
                                                                  YEARS ENDED       FOUR MONTHS
                                                                 DECEMBER 31,          ENDED       YEAR ENDED
                                                              -------------------   DECEMBER 31,   AUGUST 31,
                                                                1997       1996         1995          1995
--------------------------------------------------------------------------------------------------------------
                                                                                (In thousands)
Cash flows from operating activities:
  Net earnings (loss).......................................  $ 13,061   $ (6,539)    $(2,882)      $    115
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    77,679     18,672       4,701         14,674
    Deferred income taxes...................................    22,474        418        (710)           219
    Amortization of cable distribution fees.................    19,261         --          --             --
    Equity in losses of unconsolidated affiliates...........    12,007        367          --             --
    Non-cash interest expense...............................     4,218         --         288            820
    Inventory carrying adjustment...........................    (8,059)      (420)         --             --
    Amortization of unearned compensation...................     2,128      1,028         332             20
    Provision for losses on accounts and notes receivable...        96         23          51            179
    (Gain) loss on retirement or sale of fixed assets.......       (60)       (34)        603           (111)
    Minority interest.......................................     2,389       (280)         --             --
    Non-cash compensation to key executive..................        --         --          --            926
    Changes in current assets and liabilities:
      (Increase) decrease in accounts receivable............    (7,107)       511        (841)            (2)
      (Increase) decrease in inventories....................   (37,443)     9,949          --             --
      (Increase) decrease in other current assets...........       988      1,332        (229)          (397)
      Decrease in accounts payable..........................    (7,371)   (11,910)         --             --
      Increase (decrease) in accrued liabilities............   (35,859)    (1,149)      1,269            999
    Increase in cable distribution fees.....................   (16,912)        --          --             --
    Decrease in deferred charges and other..................     6,183         --          --             --
                                                              --------   --------     -------       --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES...........    47,673     11,968       2,582         17,442
                                                              --------   --------     -------       --------
Cash flows from investing activities:
  Capital expenditures......................................   (45,869)    (1,143)       (163)        (1,703)
  Increase in long-term investments and notes receivable
    ........................................................   (39,844)    (8,369)       (653)        (2,855)
  Capital contributions received............................     9,000         --          --             --
  Proceeds from long-term notes receivable..................     6,048      4,086         999          2,868
  Proceeds from sale of fixed assets........................     2,354      2,345          66            254
  (Increase) decrease in other non-current assets...........        --      2,089          --           (260)
  Payment for acquisitions, net of cash acquired............    (7,633)        --          --             --
  Payment of merger costs...................................    (6,349)    (1,630)         --             --
                                                              --------   --------     -------       --------
        NET CASH PROVIDED BY (USED IN) INVESTING
          ACTIVITIES........................................   (82,293)    (2,622)        249         (1,696)
                                                              --------   --------     -------       --------
Cash flows from financing activities:
  Principal payments on long-term obligations...............  (385,329)   (39,763)     (6,089)       (10,475)
  Proceeds from issuance of common stock....................     7,227      1,156         188          5,182
  Payment of capitalized bank fees..........................        --         --          --           (283)
  Proceeds from debt refinancing............................   393,949         --          --             --
  Distribution to minority shareholders.....................     2,540         --          --             --
  Cash acquired in merger...................................    89,663     52,727          --             --
                                                              --------   --------     -------       --------
        NET CASH PROVIDED BY (USED IN) FINANCING
          ACTIVITIES........................................   108,050     14,120      (5,901)        (5,576)
                                                              --------   --------     -------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    73,430     23,466      (3,070)        10,170
Cash and cash equivalents at beginning of period............    42,606     19,140      22,210         12,040
                                                              --------   --------     -------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $116,036   $ 42,606     $19,140       $ 22,210
                                                              ========   ========     =======       ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ORGANIZATION

     USA Networks, Inc., formerly HSN, Inc. and prior to that Silver King Communications, Inc. (the "Company" or "USAi") is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses. As of December 31, 1997, the Company's principal businesses were electronic retailing, ticketing operations and television broadcasting. The consolidated financial statements include the operations of Ticketmaster Group, Inc. and subsidiaries ("Ticketmaster"), Savoy Pictures Entertainment, Inc. and subsidiaries ("Savoy") and Home Shopping Network, Inc. and subsidiaries ("Home Shopping") from the dates of their acquisitions, as discussed in Note C.

     On February 12, 1998, the Company acquired certain assets from Universal Studios, Inc. (the "Universal Transaction"), increased its authorized common stock and Class B common stock and changed its name to USA Networks, Inc. See
Note V.

     On February 20, 1998, the Company declared and on March 26, 1998, paid, a two-for-one stock dividend as discussed in Note V. All share data and earnings per share amounts presented have been adjusted to reflect this dividend.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUES

     Revenues from Home Shopping primarily consist of merchandise sales and are reduced by incentive discounts and sales returns to arrive at net sales. Revenues are recorded for credit card sales upon transaction authorization, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. Home Shopping's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery. Allowances for returned merchandise and other adjustments are provided based upon past experience.

     Revenue from Ticketmaster primarily consists of revenue from ticketing operations which is recognized as tickets are sold.

     Prior to December 20, 1996, television broadcasting revenue was principally derived from the broadcasting of Home Shopping programming. The Company was compensated by Home Shopping based on an applicable hourly affiliation rate per station and, upon reaching certain sales levels, commissions on net sales. Revenue was recognized as services were provided or when additional commissions were earned. Subsequent to the Mergers, as discussed in Note C, these intercompany revenues and expenses are eliminated in consolidation.

     Revenues from all other sources are recognized either upon delivery or when the service is provided.

                      USA NETWORKS, INC. AND SUBSIDIARIES

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of U.S. Treasury Securities, U.S. Government agencies and certificates of deposit with original maturities of less than 91 days.

INVENTORIES, NET

     Inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Inventories are presented net of an inventory carrying adjustment of $21.1 million and $27.9 million at December 31, 1997 and 1996, respectively.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

     Depreciation and amortization is provided for on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

---------------------------------------------------------------------------------
                                                                 DEPRECIATION/
ASSET CATEGORY                                                AMORTIZATION PERIOD
---------------------------------------------------------------------------------
Computer and broadcast equipment............................        3 to 13 Years
Buildings...................................................       30 to 40 Years
Leasehold improvements......................................        4 to 20 Years
Furniture and other equipment...............................        3 to 10 Years

     Depreciation and amortization expense on property, plant and equipment was $26.2 million, $4.3 million, $1.6 million, and $5.3 million for the years ended December 31, 1997 and 1996, the four months ended December 31, 1995 and the year ended August 31, 1995, respectively.

LONG-LIVED ASSETS INCLUDING INTANGIBLES

     The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including property, plant and equipment, goodwill and other intangibles is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the undiscounted future cash flows of the Company, the carrying value is reduced to its estimated fair value.

CABLE DISTRIBUTION FEES

     Cable distribution fees relate to upfront fees paid in connection with long term cable contracts for carriage of Home Shopping's programming. These fees are amortized to expense on a straight line basis over the terms of the respective contracts, with original terms from 5 to 15 years. Amortization expense for cable distribution fees was $19.3 million for the year ended December 31, 1997 and was not significant for the 11 days ending December 31, 1996.

INCOME TAXES

     Under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred

                      USA NETWORKS, INC. AND SUBSIDIARIES
tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

EARNINGS (LOSS) PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" during the fourth quarter of 1997. In accordance with the Statement, all prior period earnings per share amounts have been restated.

     Basic earnings per share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock that then shared in the earnings of the Company.

STOCK-BASED COMPENSATION

     The Company is subject to Statement of Financial Accounting Standards No. 123 "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123"). As allowed by SFAS 123, the Company accounts for stock-based compensation in accordance with APB 25, "Accounting for Stock Issued to Employees." In cases where exercise prices are less than fair value as of the grant date, compensation is recognized over the vesting period.

     Unaudited pro forma financial information, assuming that the Company had adopted the measurement standards of SFAS 123, is included in Note N.

MINORITY INTEREST

     Minority interest represents the ownership interests of third parties in the net assets and results of operations of certain consolidated subsidiaries.

ACCOUNTING ESTIMATES

     Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

     Significant estimates underlying the accompanying consolidated financial statements and notes include the inventory carrying adjustment, sales return accrual, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, and various other operating allowances and accruals.

RECENTLY ISSUED PRONOUNCEMENTS

     During fiscal 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") were issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. The Company will adopt SFAS 130 as of the first quarter of 1998. SFAS 131 requires disclosure of financial and descriptive information about an entity's reportable operating segments under the "management approach" as defined in the Statement. The Company will adopt

                      USA NETWORKS, INC. AND SUBSIDIARIES

SFAS 131 as of December 31, 1998. The impact of adoption of these standards on the Company's financial statements is not expected to be material.

RECLASSIFICATIONS

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 1997 presentation.

NOTE C -- BUSINESS ACQUISITIONS

     In the third quarter of 1997, the Company acquired a controlling interest in Ticketmaster through the issuance of the Company's common stock to Paul G. Allen and purchases of Ticketmaster shares in the open market. In connection with the issuance of new shares to Mr. Allen, the Company also issued shares of the Company's Class B common stock in accordance with Liberty Media Corporation's contingent right to receive such shares as part of the Home Shopping merger in 1996.

     The Ticketmaster Transaction has been accounted for using the purchase method of accounting. The acquisition price of $210.0 million, including expenses, was preliminarily allocated to the assets and liabilities of Ticketmaster based on respective values at the acquisition date. The fair market values of the assets and liabilities acquired are summarized below, along with the excess of the purchase price over the fair value of net assets, which has preliminarily been assigned to goodwill and other intangibles:

----------------------------------------------------------------------------
                                                               TICKETMASTER
----------------------------------------------------------------------------
                                                              (In thousands)
Current assets..............................................     $140,000
Non-current assets..........................................      179,000
Goodwill and other intangibles..............................      190,000
Current liabilities.........................................      130,000
Non-current liabilities, including minority interest........      169,000

     On March 20, 1998, the Company entered into a merger agreement with Ticketmaster to acquire the remaining interest in Ticketmaster. See Note V.

SAVOY MERGER

     On December 19, 1996, USAi consummated the merger with Savoy ("Savoy Merger") by issuing 8,411,740 shares of USAi common stock in exchange for each share of outstanding Savoy common stock at a .28 conversion ratio, adjusted for the March 1998 stock dividend.

HOME SHOPPING MERGER

     On December 20, 1996, USAi consummated the merger with Home Shopping (the "Home Shopping Merger") by issuing shares of USAi Common Stock at a ratio of .90 of a share of USAi Common Stock and 1.08 shares of HSNi Class B Common Stock for each share of Home Shopping Common Stock and Class B Common Stock, adjusted for the March 1998 stock dividend, respectively. As a result, 49,331,302 shares of USAi Common Stock and 15,618,222 shares of HSNi Class B Common Stock were issued.

     Upon consummation of the Home Shopping Merger, and because the Home Shopping Class B Common Stock is entitled to ten votes per share on matters on which both classes of common stock vote together as a single class, the Company owned 80.1% of the equity and 90.8% of the voting power of Home Shopping, and Liberty HSN owned 19.9% of the equity and 9.2% of the voting power of Home Shopping. Liberty HSN is an indirect, wholly-owned subsidiary of Liberty, which, in turn, is a subsidiary of Tele-Communications, Inc. ("TCI").

                      USA NETWORKS, INC. AND SUBSIDIARIES

     The Mergers have been accounted for using the purchase method of accounting. The purchase price, including expenses, for the Savoy Merger and the Home Shopping Merger, which were $113.4 million and $1.2 billion, respectively, have been allocated to the assets and liabilities acquired based on their respective fair values at the dates of purchase. The fair value of the assets and liabilities acquired are summarized below, along with the excess of the purchase price, including expenses, over the fair value of net assets, which has been assigned to goodwill and broadcast licenses:

--------------------------------------------------------------------------------------
                                                               SAVOY     HOME SHOPPING
--------------------------------------------------------------------------------------
                                                                   (In thousands)
Current assets..............................................  $ 36,000    $  192,000
Non-current assets..........................................    64,400       257,000
Goodwill and broadcast licenses.............................   307,100     1,197,000
Current liabilities.........................................    63,700       198,000
Non-current liabilities.....................................   230,400       227,000

     The following unaudited pro forma condensed consolidated financial information for the years ended December 31, 1997 and 1996, is presented to show the results of the Company for the full periods, as if the Ticketmaster Transaction, including significant acquisitions by Ticketmaster, and the Mergers occurred at the beginning of the years presented. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles, the reduction of cable and broadcast fees for fair value adjustments related to purchase accounting and the elimination of intercompany revenues and expenses, and are not necessarily indicative of what the results would have been had the Ticketmaster Transaction and the Mergers actually occurred on the aforementioned dates.

------------------------------------------------------------------------------------------
                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                 1997              1996
------------------------------------------------------------------------------------------
                                                               (In thousands, except per
                                                                      share data)
Net revenues................................................  $1,454,521        $1,392,629
Net earnings (loss).........................................      10,773           (19,099)
Basic earnings (loss) per common share......................  $      .10        $     (.17)
                                                              ==========        ==========
Diluted earnings (loss) per common share....................  $      .09        $     (.17)
                                                              ==========        ==========

NOTE D -- INTANGIBLE ASSETS

     Intangible assets are amortized using the straight-line method and include the following:

------------------------------------------------------------------------------------------
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                 1997              1996
------------------------------------------------------------------------------------------
                                                                     (In thousands)
Intangible Assets, net:
  Goodwill..................................................  $1,520,221        $1,193,322
  Broadcast licenses........................................     312,248           350,118
  Purchased user agreements.................................      28,029                --
  Other.....................................................       1,630             2,507
                                                              ----------        ----------
                                                              $1,862,128        $1,545,947
                                                              ==========        ==========

     Goodwill primarily relates to the excess of purchase price over the fair value of assets acquired in the Ticketmaster Transaction and the Mergers, as discussed in Note C, and is net of accumulated amortization of $46.9 million and $4.1 million at December 31, 1997 and 1996, respectively. Goodwill is generally amortized over 40 years.

                      USA NETWORKS, INC. AND SUBSIDIARIES

     Broadcast licenses represent the costs of acquiring FCC licenses related to broadcast operations and is net of accumulated amortization of $41.3 million and $21.5 million as of December 31, 1997 and 1996, respectively. Broadcast licenses are generally amortized over 40 years.

     Purchased user agreements represent the cost of acquiring venue contracts, are net of accumulated amortization of $3.9 million at December 31, 1997 and are amortized over the contract terms, generally 2 to 10 years.

     Other intangibles are net of accumulated amortization of $67.0 million and $72.3 million as of December 31, 1997 and 1996, respectively, and are generally amortized over 3 to 10 years.

NOTE E -- LONG-TERM INVESTMENTS AND NOTES RECEIVABLE

     Investments accounted for under the equity method include the following; a 29% interest in both Home Order Television GmbH & Co. KG ("HOT") and its general partner (collectively the "HOT Interest") and a 30% interest in Jupiter Shop Channel Co;. Ltd. ("Shop Channel"). At December 31, 1997 and 1996, the Company's net investment in these ventures was $15.6 million and $11.1 million, respectively. The HOT Interest is subject to certain restrictions and other provisions regarding transferability.

     The Company also includes in equity investments at December 31, 1997, $6.6 million in investments in unconsolidated affiliate companies and joint ventures of Ticketmaster. Ticketmaster is the managing general partner of each joint venture.

     The Company has other investments accounted for under the cost method totaling $25.7 million and $19.0 million at December 31, 1997 and 1996, respectively.

     The Company has notes receivable of $11.9 million and $17.7 million net of the current portion of $4.5 million and $3.6 million at December 31, 1997 and 1996, respectively. Certain notes receivable are collateralized by stock pledges and security interests in all of the tangible and intangible assets in the investee companies to the full extent permitted by law.

NOTE F -- DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets primarily consist of the film library and broadcast rights acquired in connection with the acquisition of Savoy; satellite and other deposits acquired in connection with the acquisition of Home Shopping; and deferred financing costs. Deferred charges and other assets are net of accumulated amortization of $2.4 million and $4.3 million as of December 31, 1997 and December 31, 1996, respectively.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE G -- LONG-TERM OBLIGATIONS

---------------------------------------------------------------------------------
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
---------------------------------------------------------------------------------
                                                                (In thousands)
Unsecured $275,000,000 Revolving Credit Facility ("HSNi
  Facility"); with a $35,000,000 sub-limit for import
  letters of credit, entered into on May 1, 1997, which
  matures on May 1, 2002. At the Company's option, the
  interest rate on borrowings is tied to the London
  Interbank Offered Rate ("LIBOR") or the Alternate Base
  Rate ("ABR"), plus an applicable margin. The interest rate was 6.51% at December 31,1997, and ranged from 6.16% to
  8.50% during 1997.........................................  $100,000   $     --
Unsecured $100,000,000 5 7/8% Convertible Subordinated
  Debentures (the "Home Shopping Debentures") due March 1,
  2006 convertible into USAi Common Stock at a conversion
  price of $13.34 per share.................................   106,338    107,007
Secured SF Broadcast Facility (the "SF Broadcast Facility");
  payable in 20 consecutive quarterly installments
  commencing on September 30, 1997. At the Company's option, the interest rate on borrowings is tied to LIBOR or ABR,
  plus an applicable margin The interest rate was 8.095% at
  December 31, 1997 and ranged from 7.82% to 8.10% during
  1997......................................................    69,844     92,500
Unsecured $37,782,000 7% Convertible Subordinated Debentures
  ("Savoy Debentures") due July 1, 2003 convertible into
  USAi Common Stock at a conversion price of $66.43 per
  share.....................................................    32,915     32,331
Secured Revolving Credit Facility ("Ticketmaster Facility"),
  which matures in December 1999. The interest rate is tied
  to LIBOR, plus an applicable margin. The interest rate was
  6.98% at December 31, 1997 and ranged from 6.63% from
  7.31% during 1997.........................................   134,000         --
Term loan, collateralized by a building of Ticketmaster,
  principal and interest payable monthly, maturing April 25,
  2007; interest rate is 9.2%...............................     8,953         --
Term loan, collateralized by substantially all of the assets of a Ticketmaster subsidiary, interest and principal
  payable monthly, maturing on June 30, 1999. At the
  Company's option, the interest rate is tied to LIBOR or
  the prime rate, plus an applicable margin. At December 31,
  1997, the interest rate was 8.63%.........................     7,500         --
Secured Senior Term Loan -- Tranche A; payable in quarterly
  installments and maturing July 31, 2000. At the Company's
  option, the interest rate is tied to LIBOR or ABR, plus an
  applicable margin.........................................        --     34,704
Secured Senior Term Loan -- Tranche B; payable in quarterly
  installments and maturing July 31, 2002. At the Company's
  option, the interest rate is tied to LIBOR or ABR, plus an
  applicable margin.........................................        --     33,968
12% Convertible Senior Subordinated Note due February 28,
  1997, convertible into USAi Common Stock at a conversion
  price of $46.43...........................................        --     12,500
Other long-term obligations.................................     1,714      1,326
                                                              --------   --------
Total long-term obligations.................................   461,264    314,336
Less current maturities.....................................    12,918     42,906
                                                              --------   --------
Long-term obligations, net of current maturities............  $448,346   $271,430
                                                              ========   ========

                      USA NETWORKS, INC. AND SUBSIDIARIES

     The Home Shopping Debentures were all converted by the holders into shares of USAi Common Stock on or prior to March 1, 1998. See Note V.

     The SF Broadcast Facility, which expires on June 30, 2002, is secured by substantially all assets of SF Broadcasting. Restrictions contained in the SF Broadcast Facility include, but are not limited to, limitations on additional indebtedness, payment of dividends and the maintenance of various financial covenants and ratios. Savoy and Fox each made a capital contribution of $19.5 million in 1996 which was used to repay borrowings under the SF Broadcast Facility.

     At December 31, 1997, $160.6 million was available for borrowing under the HSNi Facility after taking into account outstanding letters of credit. The Company paid a commitment fee of .1875% on the unused portion of the HSNi Facility. In connection with the Universal Transaction, the Company entered into a new facility as discussed in Note V, which replaced the HSNi Facility.

     The Savoy Debentures are redeemable at the option of the Company at varying percentages of the principal amount each year, ranging from 105.25% to 100.75%, plus applicable interest. In connection with the Savoy Merger, USAi became a joint and several obligor with respect to the Savoy Debentures.

     The Ticketmaster Facility and term loans are subject to certain restrictive covenants relating to among other things, net worth, cash flows and capital expenditures. Ticketmaster was in compliance with its restrictive covenants or has obtained necessary waivers at December 31, 1997. Ticketmaster's credit agreements impose restrictions on the payment of dividends. At December 31, 1997, $27.0 million was available to Ticketmaster for borrowing under the Ticketmaster Facility. Maximum available borrowings under this facility will decrease to $150.0 million at December 31, 1998.

     Aggregate contractual maturities of long-term obligations are as follows:

------------------------------------------------------------------------------
YEARS ENDING
DECEMBER 31,
------------------------------------------------------------------------------
                                                                (In thousands)
1998........................................................       $ 12,918
1999........................................................        156,801
2000........................................................         15,956
2001........................................................         18,203
2002........................................................        109,835
Thereafter..................................................        146,080
                                                                   --------
                                                                   $459,793
                                                                   ========

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE H -- INCOME TAXES

     A reconciliation of total income tax expense (benefit) to the amounts computed by applying the statutory federal income tax rate to earnings (loss) before income taxes is shown as follows:

-----------------------------------------------------------------------------------------------------
                                                           YEARS ENDED      FOUR MONTHS       YEAR
                                                          DECEMBER 31,         ENDED         ENDED
                                                        -----------------   DECEMBER 31,   AUGUST 31,
                                                         1997      1996         1995          1995
-----------------------------------------------------------------------------------------------------
                                                                       (In thousands)
Income tax expense (benefit) at the federal statutory
  rate of 35% in 1997 and 34% for prior periods.......  $19,776   $(1,682)    $(1,107)       $  426
Amortization of goodwill and other intangibles........   13,690       548          61           192
Dividends received deduction..........................       --        --          --          (110)
State income taxes, net of effect of federal tax
  benefit.............................................    2,896       581          22           558
Non-deductible portion of executive compensation......       --     1,385         426           321
Increase (decrease) in valuation allowance for
  deferred tax assets.................................    5,471       966         264          (212)
Other, net............................................     (782)       74         (39)          (37)
                                                        -------   -------     -------        ------
Income tax expense (benefit)..........................  $41,051   $ 1,872     $  (373)       $1,138
                                                        =======   =======     =======        ======

     The components of income tax expense (benefit) are as follows:

-----------------------------------------------------------------------------------------------------
                                                           YEARS ENDED      FOUR MONTHS       YEAR
                                                          DECEMBER 31,         ENDED         ENDED
                                                        -----------------   DECEMBER 31,   AUGUST 31,
                                                         1997      1996         1995          1995
-----------------------------------------------------------------------------------------------------
                                                                       (In thousands)
Current income tax expense:
  Federal.............................................  $21,603   $   602     $   104        $  110
  State...............................................    3,029       852         233           809
  Foreign.............................................      919        --          --            --
                                                        -------   -------     -------        ------
          Current income tax expense..................   25,551     1,454         337           919
                                                        -------   -------     -------        ------
Deferred income tax expense (benefit):
  Inventory costing...................................   11,902      (479)         --            --
  Provision for accrued liabilities...................    1,702       609        (691)           --
  Depreciation for financial statements in excess of
     tax..............................................    1,339      (276)       (201)         (608)
  Amortization of goodwill and other broadcast related
     intangibles......................................    5,671       (52)         (1)            3
  Net operating loss carryover........................   (2,889)   (1,561)       (412)          845
  Increase (decrease) in valuation allowance for
     deferred tax assets..............................   (1,306)    1,305         264          (212)
  Other, net..........................................     (919)      872         331           191
                                                        -------   -------     -------        ------
          Deferred income tax expense (benefit).......   15,500       418        (710)          219
                                                        -------   -------     -------        ------
          Total income tax expense (benefit)..........  $41,051   $ 1,872     $  (373)       $1,138
                                                        =======   =======     =======        ======

                      USA NETWORKS, INC. AND SUBSIDIARIES

     The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, are presented below. The valuation allowance represents items for which it is more likely than not that the tax benefit will not be realized.

-----------------------------------------------------------------------------------
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1996
-----------------------------------------------------------------------------------
                                                                 (In thousands)
Current deferred tax assets:
  Net federal operating loss carryforward...................  $ 46,291    $  85,929
  Inventory costing.........................................    16,398       30,102
  Provision for accrued expenses............................     6,883       11,310
  Amortization of broadcast related intangibles.............     7,995        8,767
  Investments in affiliates.................................     2,982           --
  Other.....................................................    25,604       17,694
                                                              --------    ---------
          Total current deferred tax assets.................   106,153      153,802
          Less valuation allowance..........................   (66,197)    (112,960)
                                                              --------    ---------
          Net current deferred tax assets...................  $ 39,956    $  40,842
                                                              ========    =========
Non-current deferred tax assets (liabilities):
  Broadcast and cable fee contracts.........................  $ 11,787    $  17,010
  Depreciation for tax in excess of financial statements....   (10,450)      (8,704)
  Amortization of FCC licenses and broadcast related
     intangibles............................................   (17,847)     (17,734)
  Investment in subsidiaries................................     6,320           --
  Other.....................................................    17,068       13,095
                                                              --------    ---------
          Total non-current deferred tax assets.............     6,878        3,667
          Less valuation allowance..........................    (3,337)      (1,741)
                                                              --------    ---------
          Net non-current deferred tax assets...............  $  3,541    $   1,926
                                                              ========    =========

     The Company recognized income tax deductions related to the issuance of common stock pursuant to the exercise of stock options for which no compensation expense was recorded for accounting purposes. The related income tax benefits of $3.4 million, $.8 million, $.6 million and $.4 million for the years ended December 31, 1997 and 1996, the four months ended December 31, 1995 and the year ended August 31, 1995, respectively, were recorded as increases to additional paid-in capital.

     At December 31, 1997 and 1996, the Company has net operating loss carryforwards ("NOL") for federal income tax purposes of $133.3 million and $225.0 million, respectively, which are available to offset future federal taxable income, if any, through 2012. Approximately $99.3 million of the NOL as of December 31, 1997, are pre-acquisition losses which are subject to certain tax loss limitations. Accordingly, the Company has established a valuation allowance for those pre-acquisition losses. Recognition of these tax benefits in the future periods would be applied as a reduction of goodwill related to the acquisition.

     During 1997, the Internal Revenue Service ("IRS") completed the examination of Home Shopping's federal income tax returns for fiscal years 1992 through 1994 and assessed Home Shopping additional income tax plus interest. Home Shopping filed a protest with the IRS regarding the assessment. The protest is currently pending review by the IRS Appeals Office. Management believes the ultimate resolution of any tax audits will not have a significant impact on the Company's consolidated financial statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE I -- COMMITMENTS AND CONTINGENCIES

     The Company leases satellite transponders, computers, warehouse and office space, as well as broadcast and production facilities, equipment and services used in connection with its operations under various operating leases and contracts, many of which contain escalation clauses.

     Future minimum payments under non-cancellable agreements are as follows:

----------------------------------------------------------------------------
YEARS ENDING
DECEMBER 31,
----------------------------------------------------------------------------
                                                              (In thousands)
1998........................................................     $ 38,670
1999........................................................       36,411
2000........................................................       34,235
2001........................................................       34,031
2002........................................................       25,138
Thereafter..................................................       24,482
                                                                 --------
                                                                 $192,967
                                                                 ========

     Expenses charged to operations under these agreements were $37.7 million, $2.9 million, $.8 million, and $2.7 million for the years ended December 31, 1997 and 1996, the four months ended December 31, 1995, and the year ended August 31, 1995, respectively.

     The Company is required to provide funding, from time to time, for the operations of its investments in joint ventures accounted for under the equity method.

NOTE J -- EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of Basic and Diluted EPS. All share numbers have been adjusted to reflect the Company's two-for-one stock split to holders of record as of the close of business on March 12, 1998:

-------------------------------------------------------------------------------------------------
                                                     YEARS ENDED        FOUR MONTHS
                                                    DECEMBER 31,           ENDED       YEAR ENDED
                                                 -------------------    DECEMBER 31,   AUGUST 31,
                                                   1997       1996          1995          1995
-------------------------------------------------------------------------------------------------
                                                      (In thousands, except per share data)
Net earnings (loss)............................  $ 13,061    $(6,539)     $(2,882)      $   115
Weighted average shares........................   104,780     21,572       18,790        18,290
  Effect of dilutive securities:
     Stock options.............................     7,464         --           --           166
                                                 --------    -------      -------       -------
Adjusted weighted average shares...............   112,244     21,572       18,790        18,456
                                                 ========    =======      =======       =======
Basic earnings (loss) per share................  $    .12    $  (.30)     $  (.15)      $   .01
                                                 ========    =======      =======       =======
Diluted earnings (loss) per share..............  $    .12    $  (.30)     $  (.15)      $   .01
                                                 ========    =======      =======       =======

     The effect of the Convertible Debentures is excluded from the computation of Diluted EPS as their effect is antidilutive.

NOTE K -- STOCKHOLDERS' EQUITY

     Share numbers and prices reflect the Company's two-for-one stock split to holders of record as of the close of business on March 12, 1998.

                      USA NETWORKS, INC. AND SUBSIDIARIES

DESCRIPTION OF COMMON STOCK AND CLASS B -- CONVERTIBLE COMMON STOCK

     Holders of USAi Common Stock have the right to elect, and the holders of USAi Class B Common Stock have no vote on, 25% of the entire Board of Directors, rounded upward to the nearest whole number of directors. As to the election of the remaining directors, the holders of USAi Class B Common Stock are entitled to 10 votes for each USAi Class B Common Stock share, and the holders of the USAi Common Stock are entitled to one vote per share. There are no cumulative voting rights.

     The holders of both classes of the Company's common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. In the event of the liquidation, dissolution or winding up of the Company, the holders of both classes of common stock are entitled to share ratably in all assets of the Company remaining after provision for payment of liabilities. USAi Class B Common Stock is convertible at the option of the holder into USAi Common Stock on a share-for-share basis. Upon conversion, the USAi Class B Common Stock will be retired and not subject to reissue.

NOTE RECEIVABLE FROM KEY EXECUTIVE FOR COMMON STOCK ISSUANCE

     In August 1995, Mr. Barry Diller became Chairman of the Board and Chief Executive Officer of the Company. In connection with Mr. Diller's employment, the Company agreed to sell Mr. Diller 883,976 shares of USAi Common Stock ("Diller Shares") at $11.313 per share for cash and a non-recourse promissory note in the amount of $5.0 million, secured by approximately 530,000 shares of USAi Common Stock. The promissory note is due on the earlier of (i) the termination of Mr. Diller's employment, or (ii) September 5, 2007. The Company recognized $926,138 of compensation expense, with a corresponding increase in additional paid-in capital, related to the issuance of the Diller Shares. The compensation expense resulted from the difference in the per share fair market value of USAi Common Stock and the per share purchase price.

STOCKHOLDERS' AGREEMENT

     Mr. Diller, Chairman of the Board and Chief Executive Officer of the Company, through BDTV, INC., BDTV II, INC., BDTV III, INC., BDTV IV, INC., his own holdings and pursuant to the Stockholders Agreement, with Universal, Liberty, the Company and Seagram (the "Stockholders Agreement"), has the right to vote approximately 8% or 8,217,236 shares of USAi's outstanding common stock, and approximately 97% or 31,181,726 shares of USAi's outstanding Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes per share with respect to matters on which Common and Class B stockholders vote as a single class. As a result, Mr. Diller controls 76% of the outstanding total voting power of the Company. Mr. Diller, subject to the Stockholders Agreement, is effectively able to control the outcome of nearly all matters submitted to a vote of the Company's stockholders. Liberty HSN holds substantially all of the economic interest in, and Mr. Diller holds all of the voting power in, the shares of USAi stock held by the BDTV entities listed above.

     In connection with option plans, pending acquisitions and other matters, 244,184,256 shares were reserved.

NOTE L -- LITIGATION

     In the ordinary course of business, the Company is engaged in various lawsuits, including certain class action lawsuits initiated in connection with the Home Shopping Merger and the Ticketmaster Transaction. In the opinion of management, the ultimate outcome of the various lawsuits should not have a material impact on the liquidity, results of operations or financial condition of the Company.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE M -- BENEFIT PLANS

     The Company offers various plans pursuant to Section 401(k) of the Internal Revenue Code (the "Plans") covering substantially all full-time employees who are not party to collective bargaining agreements. The Company's share of the matching employer contributions is set at the discretion of the Board of Directors or the applicable committee thereof.

     In connection with the Home Shopping Merger, the Company has adopted the Home Shopping Network, Inc. Employee Equity Participation Plan (the "Equity Plan"). The Equity Plan covers all Home Shopping employees who have completed one year and at least 1,000 hours of service, are at least 21 years of age, are not highly compensated as defined in the Equity Plan agreement, and did not hold options to purchase shares of Home Shopping Common Stock. The Board of Directors has not made any additional grants under the Equity Plan for any period subsequent to June 30, 1995.

NOTE N -- STOCK OPTION PLANS

     The Company has granted options to purchase common stock under various stock option plans. In connection with the Mergers, the Company assumed and converted Home Shopping and Savoy options into options to acquire USAi Common Stock based on the respective merger exchange ratios, as described in Note C, including corresponding adjustments to the option exercise price. The following describes the stock option plans. Share numbers, prices and earnings per share reflect the Company's two-for-one stock split to holders of record at the close of business on March 12, 1998.

     The Company has outstanding options to employees or consultants of the Company under several plans (the "Plans") which provide for the grant of options to purchase the Company's common stock at not less than fair market value on the date of the grant. The options under the Plans vest ratably, generally over a range of three to five years from the date of grant and generally expire not more than 10 years from the date of grant. Three of the Plans have options available for future grants.

     The Company also has outstanding options to outside directors under one plan (the "Directors Plan") which provides for the grant of options to purchase the Company's common stock at not less than fair market value on the date of the grant. The options under the Directors Plan vest ratably, generally over three years from the date of grant and expire not more than 10 years from the date of grant.

     A summary of changes in outstanding options under the stock option plans following the Company's two-for-one stock split, is as follows:

-------------------------------------------------------------------------------------------------------
                                                       DECEMBER 31,
                                    --------------------------------------------------     AUGUST 31,
                                         1997              1996              1995             1995
                                    ---------------   ---------------   --------------   --------------
                                             PRICE             PRICE             PRICE            PRICE
                                    SHARES   RANGE    SHARES   RANGE    SHARES   RANGE   SHARES   RANGE
-------------------------------------------------------------------------------------------------------
                                                           (Shares in thousands)
Outstanding at beginning of
  period..........................  22,872   $ 1-74    4,538   $ 1-16   4,594    $1-13     690    $ 1-9
  Granted or issued in connection
     with mergers.................  11,580   $10-19   18,580   $ 4-74      20    $  16   4,062    $5-13
  Exercised.......................    (968)  $ 1-16     (238)  $ 1-10     (76)   $ 1-9     (66)   $ 1-9
  Cancelled.......................    (548)  $ 5-74       (8)  $11-13      --       --     (92)   $   1
                                    ------            ------            -----            -----
OUTSTANDING AT END OF PERIOD......  32,936   $ 1-74   22,872   $ 1-74   4,538    $1-16   4,594    $ 1-9
                                    ======            ======            =====            =====
Options exercisable...............  10,840             6,650            1,228              386
                                    ======            ======            =====            =====
Available for grant...............  12,192             3,432            2,079            2,099
                                    ======            ======            =====            =====

                      USA NETWORKS, INC. AND SUBSIDIARIES

     The weighted average exercise prices during the year ended December 31, 1997, were $18.77, $7.40 and $14.69 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $11.81.

     The weighted average exercise prices during the year ended December 31, 1996, were $10.76, $4.56 and $12.09 for options granted or issued in connection with the Mergers, options exercised and options cancelled, respectively. The weighted average fair value of options granted during the year was $7.92.

--------------------------------------------------------------------------------------------------------------------
                                          OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                         ------------------------------------------------------   ----------------------------------
                                                 WEIGHTED           WEIGHTED                             WEIGHTED
                          OUTSTANDING AT     AVERAGE REMAINING      AVERAGE        EXERCISABLE AT        AVERAGE
RANGE OF EXERCISE PRICE  DECEMBER 31, 1997   CONTRACTUAL LIFE    EXERCISE PRICE   DECEMBER 31, 1997   EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------
                          (In thousands)                                           (In thousands)
$1.00 to $5.00.........          170                3.3              $ 3.12               170             $ 3.12
$5.01 to $10.00........       14,430                7.9                9.42             7,305               9.40
$10.01 to $15.00.......        5,622                7.8               11.50             2,401              11.56
$15.01 to $20.00.......       12,629                9.5               18.63               879              15.64
Over $20.00............           85                4.3               44.57                85              44.57
                              ------                                                   ------
                              32,936                8.4               13.36            10,840              10.56
                              ======                                                   ======

     In August 1995, in connection with Mr. Diller's employment, the Company granted Mr. Diller an option (the "Diller Option") to acquire 3,791,694 shares of common stock at an exercise price of $11.31 per share. In connection with granting the Diller Option, the Company recorded unearned compensation of $4.0 million offset by a $4.0 million increase to additional paid-in capital. The unearned compensation resulted from the difference in the exercise price and fair market value of the common stock at the date of grant and is being amortized over the four year vesting period of the options.

     Pro forma information regarding net income and earnings per share is required by Statement 123. The information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and the periods prior to 1997: risk-free interest rates of 5.5% and 6.4%, respectively; a dividend yield of zero; a volatility factor of .713 based on the expected market price of USAi Common Stock based on historical trends; and a weighted-average expected life of the options of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

-----------------------------------------------------------------------------------------------
                                                                 YEARS ENDED       FOUR MONTHS
                                                                 DECEMBER 31,         ENDED
                                                              ------------------   DECEMBER 31,
                                                               1997       1996         1995
-----------------------------------------------------------------------------------------------
Pro forma net loss..........................................  $(4,871)  $(21,225)    $(6,007)
Pro forma basic and diluted loss per share..................  $  (.05)  $   (.98)    $  (.32)

                      USA NETWORKS, INC. AND SUBSIDIARIES

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

NOTE O -- STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information:

----------------------------------------------------------------------------------------------------
                                                          YEARS ENDED      FOUR MONTHS
                                                          DECEMBER 31,        ENDED       YEAR ENDED
                                                        ----------------   DECEMBER 31,   AUGUST 31,
                                                         1997      1996        1995          1995
----------------------------------------------------------------------------------------------------
                                                                       (In thousands)
CASH PAID DURING THE PERIOD FOR:
  Interest............................................  $26,798   $8,939      $3,200       $10,000
  Income tax payments.................................   21,453      458         100         1,500
  Income tax refund...................................    5,822       --          --            --

  Supplemental information of non-cash investing and financing activities:

- During July 1997, the Company acquired an interest in Ticketmaster by issuing stock as discussed in Note C.

- During December 1996, the Company acquired Savoy and Home Shopping by issuing stock as discussed in Note C.

- During August 1995, in connection with the retention of the Chairman and Chief Executive Officer, the Company issued 441,988 shares of USAi Common Stock to its Chairman and Chief Executive Officer in exchange for $2,000 in cash and a note receivable of $5.0 million.

NOTE P -- RELATED PARTY TRANSACTIONS

     As of December 31, 1997, the Company was involved in several agreements with related parties as follows:

     The Company, through its Home Shopping subsidiary, is a partner in Shop Channel, an entity in which TCI, through a subsidiary, has an indirect ownership interest. In the ordinary course of business, Home Shopping has sold inventory to Shop Channel and recorded receivables of $.8 million and $.7 million for those sales and other services provided at December 31, 1997 and 1996, respectively. The Company's net investment in Shop Channel was $2.5 million and $.5 million at December 31, 1997 and 1996, respectively.

     The Company has a secured, non-recourse note receivable of $5.0 million from its Chairman and Chief Executive Officer. See Note K.

     The Company entered into a lease agreement with an entity owned by the Chairman of the Board and Chief Executive Officer of the Company providing for the use of an aircraft for corporate purposes. The lease has a five-year term and is terminable by either party on thirty days' notice. In 1997, the Company paid a total of $2.7 million related to the use of the aircraft.

     Prior to the Home Shopping Merger, as discussed in Note C, the Company had affiliation agreements with Home Shopping for which the Company recorded revenue of $43.1 million, $14.3 million and $42.5 million for the year ended December 31, 1996, the four months ended December 31, 1995 and the year ended August 31, 1995, respectively. As a result of the Home Shopping Merger, these revenues are eliminated in consolidation for periods subsequent to the Home Shopping Merger.

                      USA NETWORKS, INC. AND SUBSIDIARIES

     In the normal course of business, Home Shopping enters into agreements with the operators of cable television systems and operators of broadcast television stations for the carriage of Home Shopping programming. Home Shopping has entered into agreements with a number of cable operators that are affiliates of TCI. These long-term contracts provide for a minimum subscriber guarantee and incentive payments based on the number of subscribers. Cash paid by Home Shopping to TCI and certain of its affiliates under these contracts for cable commissions and advertising was $9.6 million, $11.9 million and $.8 million for calendar years 1997 and 1996 and the 11 days subsequent to the Home Shopping Merger, respectively.

     As of December 31, 1997, SKTV, Inc. a wholly-owned subsidiary of the Company, owned a 33.4% membership interest in Blackstar. Home Shopping currently maintains broadcast affiliation agreements with stations for which Blackstar is the parent company. Home Shopping recorded affiliation payments of $4.8 million, $4.7 million and $.1 million relating to those stations, for calendar years 1997 and 1996 and the 11 days subsequent to the Home Shopping Merger, respectively. Subsequent to December 31, 1997, Blackstar and the Company entered into a series of transactions affecting these broadcast stations. See Note V.

NOTE Q -- QUARTERLY RESULTS (UNAUDITED)

------------------------------------------------------------------------------------------------------
                                                   QUARTER           QUARTER      QUARTER     QUARTER
                                                    ENDED             ENDED        ENDED       ENDED
                                                 DECEMBER 31,     SEPTEMBER 30,   JUNE 30,   MARCH 31,
------------------------------------------------------------------------------------------------------
                                                         (In thousands, except per share data)
YEAR ENDED DECEMBER 31, 1997
  Net revenues.................................    $390,257         $326,256      $265,685   $279,551
  Operating profit.............................      27,695           22,685        20,730     23,409
  Net earnings.................................       3,303            3,516         2,472      3,770
  Basic earnings per common share(b)...........         .03              .03           .03        .04
  Diluted earnings per common share............         .03              .03           .02        .04
YEAR ENDED DECEMBER 31, 1996
  Net revenues.................................    $ 41,923(a)      $ 11,213      $ 10,924   $ 11,112
  Operating profit (loss)......................      (1,369)(a)        1,774         1,580      1,627
  Net (loss)...................................      (5,110)(a)         (371)         (452)      (606)
  Basic and diluted (loss) per common
     share(b)..................................        (.17)(a)         (.02)         (.03)      (.03)

---------------

(a) The operating results from the fourth quarter 1996 reflect the impact of the Mergers discussed in Note C.
(b) Per common shares amounts for the quarters do not add to the annual amount because of differences in the average common shares outstanding during each period.

NOTE R -- SIGNIFICANT CUSTOMERS

     For the year ended December 31, 1996, four months ended December 31, 1995 and the year ended August 31, 1995, net revenue from a significant customer, Home Shopping, accounted for 57.3%, 89.5% and 88.7%, respectively, of the Company's net revenue. As a result of the Mergers described in Note C, Home Shopping became a subsidiary of the Company and such revenues are eliminated in consolidation.

NOTE S -- INDUSTRY SEGMENTS

     For the year ended December 31, 1997, the Company operated principally in three industry segments; retailing, ticketing operations, and broadcasting. The retailing segment consists of Home Shopping, which primarily includes the sale of merchandise through electronic retailing. The ticketing operations segment provides automated ticketing services primarily in the United States. The broadcasting segment includes the operations of 12 broadcast television stations (including one television satellite station), which currently

                      USA NETWORKS, INC. AND SUBSIDIARIES
transmit Home Shopping programming and six broadcast television stations (including two television satellite stations) which are Fox affiliates.

-------------------------------------------------------------------------------------------------------
                                                     YEARS ENDED
                                                    DECEMBER 31,            FOUR MONTHS      YEAR ENDED
                                               -----------------------         ENDED         AUGUST 31,
                                                  1997         1996      DECEMBER 31, 1995      1995
-------------------------------------------------------------------------------------------------------
                                                                    (In thousands)
Revenue
  Retailing..................................  $1,037,060   $   30,588       $     --         $     --
  Ticketing operations.......................     156,378           --             --               --
  Broadcasting...............................      54,138       43,359         15,061           44,563
  Other......................................      14,173        1,225            919            3,355
                                               ----------   ----------       --------         --------
                                               $1,261,749   $   75,172       $ 15,980         $ 47,918
                                               ==========   ==========       ========         ========
Operating profit (loss)
  Retailing..................................  $   98,825   $     (522)      $     --         $     --
  Ticketing operations.......................      12,241           --             --               --
  Broadcasting...............................      (8,997)       4,175             30            9,368
  Other......................................      (7,550)         (41)          (710)          (1,132)
                                               ----------   ----------       --------         --------
                                               $   94,519   $    3,612       $   (680)        $  8,236
                                               ==========   ==========       ========         ========
Assets
  Retailing..................................  $1,663,509   $1,628,818       $     --         $     --
  Ticketing operations.......................     518,273           --             --               --
  Broadcasting...............................     365,384      355,926        135,082          140,563
  Other......................................     123,630      131,488          1,588            2,354
                                               ----------   ----------       --------         --------
                                               $2,670,796   $2,116,232       $136,670         $142,917
                                               ==========   ==========       ========         ========
Depreciation and amortization
  Retailing..................................  $   65,152   $    1,871       $     --         $     --
  Ticketing operations.......................      13,180           --             --               --
  Broadcasting...............................      15,838       13,187          4,531           13,833
  Other......................................       2,854          428            170              841
                                               ----------   ----------       --------         --------
                                               $   97,024   $   15,486       $  4,701         $ 14,674
                                               ==========   ==========       ========         ========
Capital expenditures
  Retailing..................................  $   27,812   $      447       $     --         $     --
  Ticketing operations.......................       7,788           --             --               --
  Broadcasting...............................       8,262          696            163              998
  Other......................................       2,007           --             --              705
                                               ----------   ----------       --------         --------
                                               $   45,869   $    1,143       $    163         $  1,703
                                               ==========   ==========       ========         ========

     The Company operates principally within the United States. In 1997, broadcasting revenue was principally derived from the Fox affiliates. Prior to 1997, broadcasting revenue was principally derived from the broadcasting of Home Shopping programming.

NOTE T -- FINANCIAL INSTRUMENTS

     The additional disclosure below of the estimated fair value of financial instruments was made in accordance with the requirements of Statements of Financial Accounting Standards No. 107. The estimated fair value amounts have been determined by the Company using available market information and appropriate

                      USA NETWORKS, INC. AND SUBSIDIARIES
valuation methodologies when available. The carrying value of all current assets and current liabilities approximates fair value due to their short-term nature.

------------------------------------------------------------------------------------------------
                                                  DECEMBER 31, 1997         DECEMBER 31, 1996
                                               ------------------------   ----------------------
                                                CARRYING       FAIR       CARRYING       FAIR
                                                 AMOUNT        VALUE       AMOUNT        VALUE
------------------------------------------------------------------------------------------------
                                                                 (In thousands)
Cash and cash equivalents....................  $  116,036    $  116,036   $  42,606    $  42,606
Long-term investments........................      47,926        47,926      30,121       30,121
Long-term obligations........................    (461,264)     (461,264)   (314,336)    (314,336)

NOTE U -- SAVOY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

     The Company has not prepared separate financial statements and other disclosures concerning Savoy because management has determined that such information is not material to holders of the Savoy Debentures, all of which have been assumed by the Company as a joint and several obligor. The information presented is reflected at Savoy's historical cost basis.

---------------------------------------------------------------------------------------------
                                                               YEARS ENDED DECEMBER 31,
SUMMARY CONSOLIDATED                                      -----------------------------------
STATEMENTS OF OPERATIONS                                     1997         1996         1995
---------------------------------------------------------------------------------------------
                                                                    (In thousands)
Net sales...............................................   $67,107      $ 117,951    $ 92,599
Cost of sales...........................................    65,200        254,009     164,464
Operating income/(loss).................................     1,907       (136,058)    (71,865)
Net income/(loss).......................................    (5,972)      (156,074)    (73,744)

----------------------------------------------------------------------------------
                                                                  DECEMBER 31,
SUMMARY CONSOLIDATED                                          --------------------
BALANCE SHEETS                                                  1997        1996
----------------------------------------------------------------------------------
                                                                  (In thousands)
Current assets..............................................  $ 31,898    $ 61,901
Non-current assets..........................................   289,381     302,195
Current liabilities.........................................    32,836      60,716
Non-current liabilities.....................................   110,470     124,198
Minority interest...........................................   119,427     112,717

NOTE V -- SUBSEQUENT EVENTS (UNAUDITED)

     On January 23, 1998, the Company gave notice that it elected to redeem on March 1, 1998, at a redemption price of 104.7% of the principal amount, all of the outstanding Home Shopping Debentures. The Home Shopping Debentures were all converted by the holders into shares of USAi Common Stock on or prior to March 1, 1998.

     On January 28, 1998, the Company consummated the sale of its Baltimore station for $80.0 million.

     On February 11, 1998, at the Annual Meeting of Stockholders of the Company, the stockholders approved an increase in the authorized shares of USAi common stock from 150,000,000 shares to 800,000,000 shares and USAi Class B common stock from 30,000,000 shares to 200,000,000 shares.

     On February 12, 1998, the Company completed its previously announced acquisition of USA Networks and USA Networks Studios from Universal, an entity controlled by The Seagram Company Ltd. ("Seagram"). The consideration paid to Universal included a cash payment of approximately $1.63 billion, a portion of which ($300.0 million) has been deferred until no later than June 30, 1998, and an interest in the Company through shares of USAi Common Stock and USAi Class B Common Stock and shares of a newly formed

                      USA NETWORKS, INC. AND SUBSIDIARIES
limited liability company which are exchangeable into shares of USAi Common Stock and USAi Class B Common Stock.

     On February 12, 1998, the Company, and certain of its subsidiaries, including USANi LLC as borrower, entered into a new $1.6 billion credit facility (the "New Facility") with a $40.0 million sub-limit for letters of credit. The New Facility was used to finance the Universal Transaction and to refinance the HSNi Facility. The New Facility consists of a $600.0 million revolving credit facility, a $750.0 million "Tranche A Term Loan" and a $250.0 million "Tranche B Term Loan". The revolving credit facility and Tranche A Term Loan mature on December 31, 2002 and the Tranche B Term Loan matures on December 31, 2003. The New Facility is guaranteed by, and secured by stock in, substantially all of the Company's material subsidiaries. The interest rate on borrowings under the New Facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. As of March 13, 1998, there was $1.4 billion in outstanding borrowings under the New Facility and $151.7 million was available for borrowing after taking into account outstanding letters of credit.

     On February 20, 1998, the Board of Directors declared a two-for-one stock split of the Company's Common Stock and Class B Common Stock, payable in the form of a dividend to stockholders of record as of the close of business on March 12, 1998. The 100% stock dividend was paid on March 26, 1998.

     In February 1998, the Company entered into a letter of intent to acquire the remaining outstanding interest in Blackstar for $17.0 million. In March 1998, Blackstar agreed to sell a television broadcasting station in Salem, Oregon for $30.0 million. Home Shopping agreed to terminate its affiliation agreement with the Salem, Oregon station, as well as affiliation agreements with two other stations, for the payment of $15.0 million. In March 1998, the Company acquired the assets of Television Station WNGM-TV; Athens, Georgia for $50.0 million, plus working capital.

     On March 20, 1998, the Company and Ticketmaster entered into a merger agreement regarding the acquisition by the Company in a tax-free merger of the remaining Ticketmaster common stock for .563 of a share of USAi Common Stock. (1.126 shares after giving effect to Company's two-for-one stock split as of March 12, 1998). The merger agreement was entered into based upon the recommendation of the Special Committee of the Ticketmaster Board that had been appointed to consider USAi's merger proposal in October 1997. Consummation of the merger is subject to customary conditions, including the approval of the merger by Ticketmaster's shareholders. The Company expects that the merger will be completed in the third quarter of 1998. Based on the number of shares of Ticketmaster Common Stock outstanding as of March 9, 1998, USAi expects to issue approximately 15.4 million shares of Common Stock to Ticketmaster stockholders in connection with the proposed merger. Universal and Liberty have certain preemptive rights which will be exercisable if the merger with Ticketmaster is consummated.

     The Company has guaranteed the principal payments of approximately $11.6 million for the year ended December 31, 1998 in the event that SF Broadcasting is unable to meet these obligations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION REGARDING DIRECTORS

     Barry Diller, age 55, has been a director and the Chairman of the Board and Chief Executive Officer of USAi since August 24, 1995. He was Chairman of the Board and Chief Executive Officer of QVC, Inc. from December 1992 through December 1994. From 1984 to 1992, Mr. Diller served as the Chairman of the Board and Chief Executive Officer of Fox, Inc. Prior to joining Fox, Inc., Mr. Diller served for ten years as Chairman of the Board and Chief Executive Officer of Paramount Pictures Corporation. Mr. Diller is a director and member of the Executive Committee of Seagram, and serves as a director of Ticketmaster and Golden Books Family Entertainment, Inc. He also serves on the Board of the Museum of Television and Radio and is a member of the Board of Councilors for the University of Southern California's School of Cinema-Television. Mr. Diller also serves on the Board of Directors for AIDS Project Los Angeles, the Executive Board for the Medical Sciences of University of California, Los Angeles and the Board of the Children's Advocacy Center of Manhattan.

     Paul G. Allen, 44, has been a director of USAi since July 1997. Mr. Allen has served as a director and Chairman of the Board of Ticketmaster since December 1993. Mr. Allen has been a private investor for more than five years, with interests in a wide variety of companies, many of which focus on multimedia digital communications such as Asymetrix Corp. and Interval Research Corporation, of which Mr. Allen is the controlling shareholder and a director. In addition, Mr. Allen is the Chairman of the Board of Trail Blazers Inc. of the National Basketball Association and is the owner of the Seattle Seahawks of the National Football League. Mr. Allen currently serves as a director of Microsoft Corporation and also serves as a director of various private corporations.

     Frank J. Biondi, Jr., 52, has been a director of USAi since the consummation of the Universal Transaction in February 1998. He has been Chairman and Chief Executive Officer of Universal since April 1996. Previously, he was President, Chief Executive Officer and a director of Viacom, Inc., an entertainment and publishing company. Mr. Biondi is a director of Seagram, The Bank of New York and Vail Resorts Inc.

     Edgar Bronfman, Jr., 42, has been a director of USAi since the consummation of the Universal Transaction in February 1998. He has been President and Chief Executive Officer of Seagram since June 1994. Previously, he was President and Chief Operating Officer of Seagram. Mr. Bronfman is a director of Seagram.

     James G. Held, age 48, has been a director of USAi since December 1996 and served as Vice Chairman from January 1997 to February 1998. He was appointed as a director of USAi pursuant to the terms of the Home Shopping Merger. He previously had served as a director of Home Shopping since February 1996. Since November 1995, Mr. Held has been President and Chief Executive Officer of Home Shopping. From January 1995 to November 1995, Mr. Held served as President and Chief Executive Officer of Adrienne Vittadini, Inc., an apparel manufacturer and retailer. Between September 1993 and January 1995, Mr. Held was a senior executive of QVC, Inc., first as Senior Vice President in charge of new business development and later as Executive Vice President of merchandising, sales, product planning and new business development. For eleven years prior to that, until September 1993, Mr. Held was employed in different executive positions at Bloomingdale's, Inc. Mr. Held currently serves as a director of Ticketmaster.

     Victor A. Kaufman, age 54, has been a director of USAi since December 1996. Mr. Kaufman has served in the Office of the Chairman for the Company since January 27, 1997 and as Chief Financial Officer since November 1, 1997. Prior to that time, he served as Chairman and Chief Executive Officer of Savoy since March 1992 and as a director of Savoy since February 1992. Mr. Kaufman was the founding Chairman and Chief Executive Officer of Tri-Star Pictures, Inc. ("Tri-Star") from 1983 until December 1987, at which time he became President and Chief Executive Officer of Tri-Star's successor company, Columbia Pictures Entertainment, Inc. ("Columbia"). He resigned from these positions at the end of 1989 following the acquisition of Columbia by Sony USA, Inc. Mr. Kaufman joined Columbia in 1974 and served in a variety of senior positions at Columbia and its affiliates prior to the founding of Tri-Star.

     Robert W. Matschullat, 50, has been a director of USAi since the consummation of the Universal Transaction in February 1998. He has been Vice Chairman and Chief Financial Officer of Seagram since October 1995. Previously, he was Managing Director and Head of Worldwide Investment Banking for Morgan Stanley & Co., Inc. and a director of Morgan Stanley Group, Inc., investment bankers. Mr. Matschullat is a director of Seagram and Transamerica Corporation.

     Samuel Minzberg, 48, has been a director of USAi since the consummation of the Universal Transaction in February 1998. He has been President and Chief Executive Officer of Claridge Inc., a management company, since January 1, 1998. Previously, he was Chairman of Goodman, Phillips and Vineberg, attorneys at law. Mr. Minzberg is a director of Koor Industries, Ltd.

     William D. Savoy, 33, has served as a director of USAi since July 1997. He has served as a director of Ticketmaster since September 1994. Mr. Savoy currently serves as Vice President of Vulcan Ventures, Incorporated, a venture capital fund wholly owned by Paul Allen, and has served as the President of Vulcan Northwest Inc., a venture capital firm, since January 1990. Mr. Savoy is a director of CINET, Inc., Harbinger Corporation, Telescan, Inc. and U.S. Satellite Broadcasting, Inc.

     Gen. H. Norman Schwarzkopf, age 63, has been a director of USAi since December 1996. He was appointed as a director of USAi pursuant to the terms of the Home Shopping Merger. He previously had served as a director of Home Shopping since May 1996. Since his retirement from the military in August 1991, Gen. Schwarzkopf has been an author and a participant in several television specials and is currently working with NBC on additional television programs. From August 1990 to August 1991, he served as Commander-in-Chief, United States Central Command and Commander of Operations, Desert Shield and Desert Storm. General Schwarzkopf had 35 years of service with the military. He is also on the Board of Governors of the Nature Conservancy, Chairman of the Starbright Capital Campaign, co-founder of the Boggy Creek Gang, a member of the University of Richmond Board of Trustees, and serves on the Boards of Directors of Borg Warner Security Corporation, Remington Arms Company, Kuhlman Corporation and Cap CURE, Association for the Cure of Cancer of the Prostate.

     Richard E. Snyder, age 64, has been a director of USAi since December 1996. He has been Chairman and Chief Executive Officer of Golden Books Family Entertainment, Inc. since May 1996. Mr. Snyder was the Chairman and Chief Executive Officer of Simon & Schuster from 1975 to 1994. He is a trustee of The Presbyterian Hospital and a director of Reliance Group Holdings, Inc., Children's Blood Foundation, and the Board of Overseers for University Libraries of Tufts University. Mr. Snyder is a member of the Council of Foreign Relations, The Economic Club, Society Fellows, New York Zoological Society, and the Library Committee of the American Museum of Natural History.

EXECUTIVE OFFICERS

     The following sets forth certain information concerning the persons who currently serve as executive officers of the Company and who do not serve on the Company's Board of Directors.

     Brian J. Feldman, age 38, has served as Controller of USAi since January 27, 1997 and Vice President and Controller of Home Shopping since March 1996. He served as Controller, Deputy Controller and Assistant Controller for Home Shopping from May 1989 to March 1996.

     Dara Khosrowshahi, age 28, joined USAi March 2, 1998 and serves as Vice President, Strategic Planning. Prior to joining USAi, from 1991 to 1998, he worked at Allen & Company Incorporated where he served as a Vice President from 1995 to 1998 and as Director from 1996 to 1998.

     Thomas J. Kuhn, age 35, joined USAi on February 9, 1998. Mr. Kuhn serves as Senior Vice President, General Counsel and Secretary of the Company. Prior to joining USAi, from 1996 to 1998, he was a partner in the New York City law firm of Howard, Darby & Levin. From 1989 until 1996, Mr. Kuhn was associated with the law firm of Wachtell, Lipton, Rosen & Katz in New York City.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     For the 1997 fiscal year, no person subject to Section 16 of the Exchange Act failed to file on a timely basis reports required by such Section.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF OUTSIDE DIRECTORS

     Each director who is not an employee of USAi receives an annual retainer of $30,000 per year. USAi also pays each such director $1,000 for each USAi Board meeting and each USAi Board committee meeting attended, plus reimbursement for all reasonable expenses incurred by such director in connection with such attendance at any meeting of the USAi Board or one of its committees.

     Under the USAi Directors' Stock Option Plan (the "Directors' Stock Option Plan"), directors who are not employees of USAi receive a grant of options to purchase 5,000 shares of Common Stock upon initial election to office and thereafter annually on the date of USAi's annual meeting of stockholders at which the director is re-elected. The exercise price per share of Common Stock subject to such options is the fair market value of Common Stock on the date of grant, which is defined as the mean of the high and low sale price on such date on any stock exchange on which Common Stock is listed or as reported by NASDAQ, or, in the event that Common Stock is not so listed or reported, as determined by an investment banking firm selected by the Compensation/Benefits Committee. Such options vest in increments of 1,667 shares on each of the first two anniversaries of the date of grant, and 1,666 shares on the third. The options expire ten years from the date of grant or 120 days from the date that a director no longer serves on the Board, whichever occurs first. For directors who became directors on July 17, 1997, the exercise price per share of the annual grant was $16.375, after adjustment for the two-for-one stock split for holders of record as of the close of business on March 12, 1998, and for directors who were re-elected on February 11, 1998 who had served since the last annual meeting, the grant price was $25.8125.

     An Option grant in the amount of 4,500 shares was made in January 1997 to Gen. Schwarzkopf at an exercise price of $12.78 per share. These options vest over a two year period and are exercisable for a period of five years from the date that they vest. The option grant replaces options that were terminated as a result of the Home Shopping Merger.

     On February 20, 1998, Messrs. Allen and Savoy each received a grant of 20,000 options and Gen. Schwarzkopf and Mr. Snyder each received a grant of 10,000 options, after adjustment for the two-for-one stock split, under the 1997 Stock and Annual Incentive Plan (the "1997 Incentive Plan"), all at a grant price of $24.6875.

SUMMARY OF EXECUTIVE OFFICER COMPENSATION

     The following sets forth the annual and long-term compensation for services to USAi for the years ended December 31, 1997 and December 31, 1996 and the four months ended December 31, 1995 and the fiscal year ended August 31, 1995 of those persons who were, at December 31, 1997, (i) the Chief Executive Officer of USAi, and (ii) the other four most highly compensated officers of USAi whose compensation exceeded $100,000 for fiscal year 1997.

                         SUMMARY COMPENSATION TABLE(1)

                                             ANNUAL COMPENSATION                           LONG TERM COMPENSATION
                               ------------------------------------------------   ----------------------------------------
                                                                      OTHER       RESTRICTED
                               FISCAL                                 ANNUAL        STOCK        STOCK         ALL OTHER
                                YEAR       SALARY      BONUS       COMPENSATION     AWARDS      OPTIONS       COMPENSATION
  NAME & PRINCIPAL POSITION     (1)           $         ($)           ($)(2)         ($)         (#)(3)           ($)
  -------------------------    ------      -------   ---------     ------------   ----------   ----------     ------------
Barry Diller.................   1997             0           0              0         0         9,500,000(4)   1,282,343(5)
  Chairman and Chief            1996             0   1,618,722(6)           0         0                 0      1,280,508(5)(7)
  Executive Officer             1995*            0     833,333(6)           0         0        13,220,000(8)     424,892(5)(7)
                                1995(9)          0      47,945(6)   1,892,401(10)     0         3,791,694(5)      25,200(5)(7)
James G. Held................   1997       500,000     650,000              0         0           750,000(11)        520(7)
  Vice Chairman                 1996(12)    19,230     150,000              0         0         2,250,000(11)        520(7)
Victor A. Kaufman............   1997       500,000           0              0         0           500,000(13)          0
  Office of the Chairman and    1996        19,230           0              0         0           346,000(13)          0
  Chief Financial Officer(14)
Jed B. Trosper...............   1997       259,134      84,750        129,953(15)     0           300,000              0
  Vice President and Chief
  Financial Officer(16)
James G. Gallagher...........   1997       215,480           0         33,108(15)     0                 0            520(7)
  Vice President, General       1996         7,692           0              0         0            31,500              0
  Counsel and Secretary(17)
Brian J. Feldman.............   1997       130,361      10,000              0         0             5,000            520(7)
  Controller                    1996         4,684           0              0         0            21,600(18)        520(7)

---------------

 (1) Effective January 1, 1996, USAi's fiscal year end was changed from August 31 to the calendar year end. For purposes of the Summary Compensation Table, "1997" and "1996" refer to the calendar years 1997 and 1996, "1995*" refers to the four months ended December 31, 1995, and "1995" refers to the fiscal year ended August 31, 1995.
 (2) Disclosure of perquisites and other personal benefits, securities or property received by each of the Chief Executive Officer and USAi's four most highly compensated executive officers other than the Chief Executive Officer (collectively, the "USAi Named Executive Officers") is only required where the aggregate amount of such compensation exceeded the lesser of $50,000 or 10% of the total of the USAi Named Executive Officer's salary and bonus for the year.
 (3) These option grants reflect the two-for-one stock split which became effective for holders of record as of the close of business on March 12, 1998.
 (4) This stock option grant includes 9,500,000 shares granted pursuant to the 1997 Incentive Plan.
 (5) Mr. Diller was granted options in 1995 to purchase 3,791,694 shares of Common Stock, vesting over a four-year period, at an exercise price below the fair market value of Common Stock on the date of grant. USAi has amortized unearned compensation of $19,046 in 1995, $331,038 in 1995*, $993,135 in 1996 and $995,856 in 1997. In addition, Mr. Diller has an interest-free, secured, non-recourse promissory note in the amount of $4,997,779 payable to USAi which was used to purchase 441,988 shares of Common Stock. As a result, Mr. Diller has compensation for imputed interest of $6,154 in 1995, $93,854 in 1995*, $286,373 in 1996 and $286,487 in 1997.
 (6) Pursuant to an equity compensation agreement between Mr. Diller and USAi (the "Equity Compensation Agreement"), Mr. Diller received a bonus payment of approximately $2.5 million on August 24, 1996. USAi accrued seven days of this bonus in fiscal 1995 and four months for 1995.
 (7) Includes USAi's contributions under its 401(k) Retirement Savings Plan (the "401(k) Plan"). Pursuant to the 401(k) Plan as in effect through December 31, 1997, the USAi Board could elect to match a portion of employee contributions up to a maximum amount of $1,000 per year, which contributions vest in equal installments over a five-year period.
 (8) Includes 1,250,000 options granted to Mr. Diller as a result of completion of the Home Shopping Merger and the Savoy Merger and also includes 11,970,000 options to purchase Common Stock resulting from the conversion of options to purchase Home Shopping common stock granted to Mr. Diller in November 1995 as Chairman of Home Shopping into options to purchase shares of Common Stock.
 (9) Mr. Diller was appointed Chairman of the Board and Chief Executive Officer of USAi on August 24, 1995.
(10) This figure includes $966,263 in compensation paid to Mr. Diller to fund his tax liability in connection with his acquisition of certain shares of Common Stock pursuant to the Equity Compensation Agreement, and $926,138 in non-cash income to Mr. Diller based upon the difference between the fair market value of those shares on the date of purchase and the price per share paid for the Common Stock by Mr. Diller.
(11) Includes 750,000 options granted to Mr. Held pursuant to the 1995 Stock Incentive Plan and 2,250,000 shares granted pursuant to the 1996 Home Shopping Network, Inc. Employee Stock Option Plan (the "Home Shopping Employee Plan") and assumed by USAi pursuant to the terms of the Home Shopping Merger.
(12) Mr. Held became a Director of USAi in December 1996 and Vice Chairman of USAi in January 1997, and currently serves as President and Chief Executive Officer of Home Shopping.
(13) Includes 56,000 vested options to purchase Common Stock assumed by USAi pursuant to the Savoy Merger. Includes 18,000 vested options to purchase Common Stock resulting from conversion of options granted pursuant to the Home Shopping Employee Plan and 50,000 vested options to purchase Common Stock granted pursuant to the 1995 Stock Incentive Plan. Includes 150,000 shares of Common Stock granted pursuant to the 1995 Stock Incentive Plan and options to purchase 72,000 shares of Common Stock resulting from the conversion of options granted pursuant to the Home Shopping Employee Plan. Also reflects options to purchase 500,000 shares pursuant to the 1997 Incentive Plan.
(14) Mr. Kaufman assumed the position of Chief Financial Officer of USAi on November 1, 1997.
(15) Represents relocation reimbursements.
(16) Mr. Trosper currently serves as Senior Executive Vice President and Chief Operating Officer of Home Shopping, and was Chief Financial Officer of USAi from January 1997 to November 1997.
(17) Mr. Gallagher currently serves as Executive Vice President, General Counsel and Secretary of Home Shopping, and was Vice President, General Counsel of USAi from October 14, 1996 to February 11, 1998.
(18) Includes 21,600 options granted under the Home Shopping 1986 Stock Option Plan for Employees assumed by USAi pursuant to the terms of the Home Shopping Merger.

OPTION GRANTS

     Set forth in the table below is information with respect to options to purchase Common Stock granted to the USAi Named Executive Officers during the year ended December 31, 1997. The grants were made under the 1995 Stock Incentive Plan, the Home Shopping Employee Plan and the 1997 Incentive Plan (collectively, the "Stock Incentive Plans").

     The Stock Incentive Plans are administered by the Compensation/Benefits Committee, which has the sole discretion to determine the selected officers, employees and consultants to whom incentive or non-qualified options, SARs, restricted stock and performance units may be granted. As to such awards, the Compensation/Benefits Committee also has the sole discretion to determine the number of shares subject thereto and the type, terms, conditions and restrictions thereof. The exercise price of an incentive stock option granted under the Stock Incentive Plans must be at least 100% of the fair market value of USAi's Common Stock on the date of grant. In addition, options granted under the Stock Incentive Plans terminate within ten years of the date of grant. To date, only non-qualified stock options have been granted under the Stock Incentive Plans.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)

                                          PERCENT                                        POTENTIAL REALIZABLE VALUE
                         NUMBER OF        OF TOTAL                                       AT ASSUMED ANNUAL RATES OF
                        SECURITIES       OPTIONS TO                                     STOCK PRICE APPRECIATION FOR
                        UNDERLYING       EMPLOYEES      EXERCISE PRICE                        OPTION TERMS(4)
                          OPTIONS      GRANTED IN THE     PER SHARE       EXPIRATION    ----------------------------
NAME                   GRANTED(#)(2)    FISCAL YEAR       ($/SH)(2)        DATE(3)         5%($)           10%($)
----                   -------------   --------------   --------------    ----------    ------------    ------------
Barry Diller.........    9,500,000          83.5%           19.313        10/20/2007    115,382,511     292,401,937
  Chairman and Chief
  Executive Officer
James G. Held........      750,000           6.6%          16.5938         7/23/2007      7,826,790      19,834,623
  Vice Chairman(5)
Victor A. Kaufman....      500,000           4.4%           19.313        10/20/2007      6,072,764      15,389,576
  Office of the
  Chairman and Chief
  Financial
  Officer(6)
Jed B. Trosper.......      180,000           1.6%           10.125         1/27/2007      1,146,160       2,904,596
  Vice President and       120,000          1.06%          16.5938         7/23/2007      1,252,286       3,173,540
  Chief Financial
  Officer(7)
James G. Gallagher...            0            --                --                --             --              --
  Vice President,
  General Counsel and
  Secretary(8)
Brian J. Feldman.....        5,000           .05%           12.875         5/07/2007         40,485         102,597
  Controller

---------------

(1) Under the terms of the Stock Incentive Plans, the Compensation/Benefits Committee retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice such options.
(2) These option grants and the related exercise prices reflect the two-for-one stock split which became effective for holders of record as of the close of business on March 12, 1998.
(3) Under the Stock Incentive Plans, the Compensation/Benefits Committee determines the exercise price, vesting schedule and exercise periods for option grants made pursuant to those Plans. Options granted during the year ended December 31, 1997, generally become exercisable in four equal, annual installments commencing on the first anniversary of the grant date. Each such option expires ten years from the date of grant.
(4) Potential value is reported net of the option exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of Common Stock, overall stock market conditions, as well as on the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.
(5) Mr. Held currently serves as President and Chief Executive Officer of Home Shopping.
(6) Mr. Kaufman assumed the position of Chief Financial Officer of USAi on November 1, 1997.
(7) Mr. Trosper currently serves as Senior Executive Vice President and Chief Operating Officer of Home Shopping and previously served as Vice President and Chief Financial Officer of USAi from January 1997 to November 1997.
(8) Mr. Gallagher currently serves as Executive Vice President, General Counsel and Secretary of Home Shopping and previously served as Vice President, General Counsel of USAi from January 27, 1997 to February 20, 1998.

OPTION EXERCISES

     The following table provides information concerning the exercise of stock options by the USAi Named Executive Officers during the fiscal year ended December 31, 1997 and the fiscal year-end value of all unexercised options held by such persons.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES(1)

                                                          NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                             OPTIONS HELD AT           IN-THE-MONEY OPTIONS AT
                                                               YEAR END(#)                 YEAR-END($)(2)
                           ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                       EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                       -----------   -----------   -----------   -------------   -----------   -------------
Barry Diller(3)..........       0             0         8,505,847     18,005,847     131,444,397    192,600,647
  Chairman and Chief
     Executive Officer
James G. Held(4).........       0             0         1,125,000      1,875,000      18,343,744     25,210,931
  Vice Chairman
Victor A. Kaufman........       0             0           124,000        722,000         927,250      6,271,500
  Office of the
     Chairman and
     Chief Financial
       Officer
Jed B. Trosper(5)........       0             0                 0        300,000               0      3,911,250
  Vice President
     and Chief Financial
       Officer
James G. Gallagher(6)....       0             0             6,300         25,200          92,226        368,903
  Vice President, General
     Counsel and
       Secretary
Brian J. Feldman.........       0             0            14,400         12,200         217,828        160,775
  Controller

---------------

(1) Reflects the two-for-one stock split which became effective for holders of record as of the close of business on March 12, 1998.
(2) Represents the difference between the $25.75 closing price of Common Stock on December 31, 1997 and the exercise price of the options, and does not include the U.S. federal and state taxes due upon exercise.
(3) Mr. Diller's options consist of options to purchase (i) 1,250,000 shares of Common Stock granted in 1995 pursuant to the 1995 Stock Incentive Plan, (ii) 3,791,694 shares of Common Stock granted during 1995 pursuant to the Equity Compensation Agreement, (iii) 11,970,000 shares of Common Stock resulting from the conversion of options to purchase Home Shopping common stock and
    (iv) 9,500,000 shares of Common Stock under the 1997 Incentive Plan (subject to shareholder approval). One half of each of the options set forth in (i) through (iii) above were exercisable as of December 31, 1997.
(4) Mr. Held currently serves as President and Chief Executive Officer of Home Shopping.
(5) Mr. Trosper currently serves as Senior Executive Vice President and Chief Operating Officer of Home Shopping.
(6) Mr. Gallagher currently serves as Executive Vice President, General Counsel and Secretary of Home Shopping.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation/Benefits Committee were Messrs. Savoy and Ramer until the resignation of Mr. Ramer from the Board of Directors on March 11, 1998, Messrs. Segal and Sheinberg also served on the Compensation/Benefits Committee during 1997. None of these directors was ever an officer or employee of USAi or its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 13, 1998, information relating to the beneficial ownership of Common Stock by (i) each person known by USAi to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) the Chief Executive Officer of USAi and the other four most highly compensated executive officers of USAi whose compensation exceeded $100,000 for fiscal year 1997, and (iv) all executive officers and directors of USAi as a group:

                 NAME AND ADDRESS                    NUMBER OF    PERCENT    PERCENT OF VOTES
                OF BENEFICIAL OWNER                  SHARES(1)    OF CLASS   (ALL CLASSES)(2)
                -------------------                  ----------   --------   ----------------
Capital Research & Management Co. &
  The Capital Group Companies, Inc. ...............   8,602,360      7.6%           2.0%
  333 South Hope Street
  Los Angeles, CA 90071
Denver Investment Advisers, LLC....................   6,950,460      6.2%           1.6%
  1225 17th St., 26th Floor
  Denver, CO 80202
Tele-Communications, Inc.(3)(4)....................  24,924,986     17.2%          57.6%
  5619 DTC Parkway
  Englewood, CO
The Seagram Co. Ltd.(5)............................  13,500,000      9.3%          16.4%
  375 Park Avenue
  New York, NY 10152
Barry Diller(3)(5)(6)..............................  47,904,823     33.1%          75.9%
Paul Allen(7)......................................  14,822,014     13.1%           3.4%
Frank J. Biondi(8)(9)..............................       2,700        *              *
Edgar J. Bronfman, Jr.(9)..........................           0        *              *
Brian J. Feldman(10)...............................      18,092        *              *
James G. Gallagher(11).............................       6,328        *              *
James G. Held(12)..................................   1,125,090        *              *
Victor A. Kaufman(13)..............................     352,000        *              *
Robert W. Matschullat(9)...........................           0        *              *
Samuel Minzberg(9).................................           0        *              *
William D. Savoy(14)...............................      29,000        *              *
Gen. H. Norman Schwarzkopf(15).....................      21,334        *              *
Richard E. Snyder(16)..............................       3,334        *              *
Jed B. Trosper(17).................................      45,028        *              *
All executive officers and directors as a
  group (18 persons)...............................  64,329,743     44.6%          79.7%

---------------

   * The percentage of shares beneficially owned does not exceed 1% of the class.

     Unless otherwise indicated, beneficial owners listed here may be contacted at USAi's corporate headquarters address, 152 West 57th Street, New York, NY 10019. The percentage of votes listed assumes the conversion of any shares of Class B Common Stock owned by such listed person, but does not assume the conversion of Class B Common Stock owned by any other person. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no beneficial interest.

 (1) The number of shares reflects the two-for-one stock split which became effective for holders of record at the close of business on March 12, 1998.
 (2) The percentage of votes for all classes is based on one vote for each share of Common Stock and ten votes for each share of Class B Common Stock. These figures do not include any unissued shares of Common Stock or Class B Common Stock issuable upon conversion of Liberty HSN's Home Shopping shares and LLC Shares beneficially owned by Liberty or Seagram.
 (3) Liberty, a wholly owned subsidiary of TCI, Universal, Seagram, USAi and Mr. Diller are parties to a stockholders agreement (the "Stockholders Agreement") pursuant to which Liberty and Mr. Diller have formed BDTV INC., BDTV II INC., BDTV III INC. and BDTV IV INC (together the "BDTV Entities") which entities hold 4,000,000, 15,618,22, 4,005,182 and 800,000 shares of
     Class B Common Stock, respectively. Mr. Diller also owns through intermediate entities 973,968 shares of Common Stock and options to purchase 26,511,694 shares of Common Stock, 8,505,847 of which are currently vested representing 8.6% of the issued and outstanding shares of Common Stock as of March 13, 1998. Mr. Diller generally has the right to vote all of the shares of the BDTV Entities and the shares of Common Stock and Class B Common Stock held by Seagram and Liberty. If the BDTV Entities converted their beneficially owned Class B Common Stock into Common Stock, such shares would represent approximately 19.3% of the issued and outstanding shares of Common Stock.
 (4) Consists of beneficial ownership of 24,801,726 shares of Class B Common Stock held by the BDTV Entities, which may be converted at any time into an equal number of shares of Common Stock, and 123,260 shares of Common Stock. These shares are subject to the Stockholders Agreement.
 (5) Includes 6,380,000 shares of Class B Common Stock, which may be converted at any time into an equal number of shares of Common Stock, and 7,120,000 shares of Common Stock as to which Mr. Diller has general voting power and which are otherwise beneficially owned by Seagram. These shares are subject to the Stockholders Agreement.
 (6) Includes 973,968 shares of Common Stock owned by Mr. Diller, vested options to purchase 8,505,847 shares of Common Stock, 31,181,726 shares of Class B Common Stock beneficially owned by the BDTV Entities, which shares are convertible into Common Stock, and 7,243,260 shares of Common Stock with respect to which Mr. Diller has general voting authority pursuant to the Stockholders Agreement may be deemed to be a beneficial owner. Also includes 22 shares of Common Stock held by the BDTV Entities. Does not include unvested options to purchase 8,505,847 shares of Common Stock previously granted to Mr. Diller or unvested options to purchase 9,500,000 shares of Common Stock pursuant to the 1997 Incentive Plan. These shares are subject to the Stockholders Agreement.
 (7) Consists of beneficial ownership of 14,822,014 shares of Common Stock. Does not reflect unvested options to purchase 10,000 shares of Common Stock pursuant to the Directors' Stock Option Plan or unvested options to purchase 20,000 shares pursuant to the 1997 Incentive Plan.
 (8) Consists of beneficial ownership of shares owned under a retirement plan.
 (9) Has waived the right to receive options under the Directors' Stock Option Plan.
(10) Consists of beneficial ownership of 3,150 shares of Common Stock and vested options to purchase 14,400 shares of Common Stock granted pursuant to the Home Shopping Employee Plan and 542 shares under the Home Shopping Network, Inc. Retirement Savings Plan (the "Retirement Savings Plan"). Does not include unvested options to purchase 5,000 shares of Common Stock granted pursuant to the 1995 Stock Incentive Plan and unvested options to purchase 7,200 shares of Common Stock granted pursuant to the Home Shopping Employee Plan.

(11) Consists of vested options to purchase 6,300 shares of Common Stock granted pursuant to the Home Shopping Employee Plan and 28 shares of Common Stock under the Retirement Savings Plan. Does not include unvested options to purchase 25,200 shares of Common Stock pursuant to the Home Shopping Employee Plan.
(12) Consists of vested options to purchase 1,125,000 shares of Common Stock granted pursuant to the Home Shopping Employee Plan and 90 shares of Common Stock under the Retirement Savings Plan. Does not include unvested options to purchase 1,875,000 shares of Common Stock pursuant to the Home Shopping Employee Plan.
(13) Consists of 210,000 shares of Common Stock, vested options to purchase 56,000 shares of Common Stock assumed by pursuant to the Savoy Merger, vested options to purchase 36,000 shares of Common Stock resulting from conversion of options granted pursuant to the Home Shopping Employee Plan and vested options to purchase 50,000 shares of Common Stock granted pursuant to the 1995 Stock Incentive Plan. Does not reflect unvested options to purchase 150,000 shares of Common Stock granted pursuant to the 1995 Stock Incentive Plan, unvested options to purchase 54,000 shares of Common Stock resulting from conversion of options granted pursuant to the Home Shopping Employee Plan or unvested options to purchase 500,000 shares pursuant to the 1997 Incentive Plan.
(14) Consists of beneficial ownership of 29,000 shares of Common Stock. Does not reflect unvested options to purchase 10,000 shares of Common Stock pursuant to the Directors' Stock Option Plan or unvested options to purchase 20,000 shares pursuant to the 1997 Incentive Plan.
(15) Consists of 18,000 vested options to purchase shares of Common Stock granted under the Home Shopping Employee Plan pursuant to a consulting agreement with Home Shopping and vested options to purchase 3,334 shares of Common Stock granted under the Directors' Stock Option. Does not include unvested options to purchase 16,666 shares of Common Stock pursuant to the Directors' Stock Option Plan, unvested options to purchase 1,500 shares of Common Stock under the Home Shopping Directors' Stock Option Plan which were converted pursuant to the terms of the Home Shopping Merger, unvested options to purchase 30,000 shares of Common Stock granted under the Home Shopping Employee Plan pursuant to a consulting agreement with Home Shopping or unvested options to purchase 10,000 shares pursuant to the Company's 1997 Incentive Plan.
(16) Consists of 3,334 vested options to purchase shares of Common Stock granted pursuant to the Directors' Stock Option Plan. Does not reflect unvested options to purchase 16,666 shares of Common Stock granted pursuant to the Directors' Stock Option Plan or unvested options to purchase 10,000 shares under the Company's 1997 Incentive Plan.
(17) Consists of vested options to purchase 45,000 shares of Common Stock granted pursuant to the 1995 Incentive Plan and 28 shares of Common Stock under the Retirement Savings Plan. Does not include unvested options to purchase 135,000 shares of Common Stock pursuant to the 1995 Stock Incentive Plan or unvested options to purchase 120,000 shares of Common Stock granted pursuant to the Home Shopping Employee Plan.

     The following table sets forth, as of March 13, 1998, information relating to the beneficial ownership of Class B Common Stock:

NAME AND ADDRESS                                              NUMBER OF      PERCENT
OF BENEFICIAL OWNER                                           SHARES(1)    OF CLASS(2)
-------------------                                           ----------   -----------
Barry Diller(2).............................................  31,181,726      97.4%
  1940 Coldwater Canyon
  Beverly Hills, CA 90210
Tele-Communications, Inc.(2)(3).............................  24,801,726      77.5%
  5619 DTC Parkway
  Englewood, CO

NAME AND ADDRESS                                              NUMBER OF      PERCENT
OF BENEFICIAL OWNER                                           SHARES(1)    OF CLASS(2)
-------------------                                           ----------   -----------
BDTV Entities(2)(3).........................................  24,423,404      76.3%
  (includes BDTV, INC., BDTV II INC.
  BDTV III INC. and BDTV IV INC.)
  2425 Olympic Boulevard
  Santa Monica, CA 90404
The Seagram Company Ltd.(4).................................   6,380,000      19.9%
  375 Park Avenue
  New York, NY 10152

---------------

(1) All or any portion of shares of Class B Common Stock may be converted at any time into an equal number of shares of Common Stock. The number of shares reflects the two-for-one stock split which became effective for holders of record as of the close of business on March 12, 1998.
(2) These figures do not include any unissued shares of Common Stock or Class B Common Stock issuable upon conversion of Liberty HSN's Home Shopping shares and LLC shares beneficially owned by Liberty or Seagram.
(3) Liberty, a wholly owned subsidiary of TCI, Universal, Seagram, USAi and Mr. Diller are parties to the Stockholders Agreement, pursuant to which Liberty and Mr. Diller have formed the BDTV Entities, which entities hold 4,000,000, 15,618,222, 4,005,182 and 800,000 shares of Class B Common Stock, respectively. Mr. Diller generally has the right to vote all of the shares of the BDTV Entities and the shares of Class B Common Stock held by Seagram and Liberty. TCI disclaims beneficial ownership of all USAi securities held by Mr. Diller but not any of USAi Securities held by the BDTV Entities. Mr. Diller owns all of the voting stock of the BDTV Entities and Liberty owns all of the non-voting stock, which non-voting stock represents in excess of 99% of the equity of the BDTV Entities.
(4) Mr. Diller generally votes all of the shares held by Seagram pursuant to the terms of the Stockholders Agreement.

PREEMPTIVE RIGHTS

     Pursuant to the Investment Agreement, the Company has granted to Universal and Liberty preemptive rights generally with respect to future issuances of Common Stock or Class B Common Stock (other than issuances based upon conversion or exchange of currently outstanding securities), which rights generally permit these entities to maintain, after giving effect to such issuance and the related preemptive rights, an ownership percentage (assuming exchange of all of Liberty HSN's Home Shopping shares and of all exchangeable LLC Shares) equal to the percentage ownership such entity held immediately prior to such issuance. As of the date of this Report, Universal's preemptive right is at 45% and Liberty's preemptive right is at approximately 21%. In addition, Universal has certain mandatory purchase obligations with respect to USAi stock (or LLC Shares), including with respect to the pending Ticketmaster proposal. The terms of the preemptive rights are further described in the Company's Definitive Proxy Statement with respect to its February 1998 annual meeting, and in the Investment Agreement and Governance Agreement filed as exhibits to this Report.

STOCKHOLDERS AGREEMENT

 General

     Universal, Liberty, Mr. Diller, USAi and Seagram are parties to the Stockholders Agreement, dated October 19, 1997, which governs the ownership, voting, transfer or other disposition of USAi securities owned by Universal, Liberty and Mr. Diller (and their respective affiliates) and pursuant to which Mr. Diller will generally exercise voting control over the equity securities of USAi held by such persons and certain of their affiliates. The Stockholders Agreement supersedes as of the Closing, in its entirety, the agreement, dated as of August 24, 1995, between Mr. Diller and Liberty, as amended by the letter agreement, dated as of August 25, 1996, relating to the securities of USAi.

  Voting Authority

     Pursuant to the Stockholders Agreement, each of Universal and Liberty has granted to Mr. Diller an irrevocable proxy with respect to all USAi securities owned by Universal, Liberty and certain of their affiliates for all matters, except for certain fundamental matters (the "Fundamental Changes"), which require the consent of each of Mr. Diller, Universal and Liberty. The proxy will generally remain in effect until the earlier of the date that he is no longer Chief Executive Officer or such date that Mr. Diller becomes disabled, provided that Mr. Diller continues to beneficially own at least 5,000,000 shares of Common Stock (including options to acquire shares of Common Stock, whether or not exercisable).

     Universal, Liberty and Mr. Diller have also agreed to vote all USAi securities over which they have voting control in favor of the respective designees of Universal and Liberty (at such time as Liberty is entitled under the applicable Agreement and the rules and policies of the FCC) to the Board of Directors, as provided in the Stockholders Agreement and agreements entered into in connection with the Universal Transaction, including the Investment Agreement and Governance Agreement (collectively, the "Transaction Agreements"). In addition, Universal, Liberty and Mr. Diller have each agreed not to consent to any Fundamental Change to which any other such party entitled to consent thereto does not consent. Because Liberty is not presently permitted under applicable FCC rules and regulations to have any designees on the Company's Board of Directors, it is instead entitled to designate two directors to the Board of Directors of USANi LLC, which entity does not own or control any of the Company's broadcast businesses.

     Mr. Diller has agreed with Universal that, generally after the date that Mr. Diller is no longer Chief Executive Officer or such date that Mr. Diller becomes disabled, and so long as he beneficially owns USAi securities representing at least 7.5% of the total voting power of the Company (excluding securities beneficially owned by Universal or Liberty), at Universal's option he will either vote his shares in his own discretion or in proportion to the vote of the public stockholders (as defined).

  Liberty Conduct Limitations; Board Representation

     Liberty has agreed with Universal that it will not beneficially own more than the greater of (i) 20% of the outstanding USAi securities or (ii) the percentage of USAi securities beneficially owned by it following the Liberty Closing (up to 25%), which percentage will be reduced to reflect sales of USAi equity by Liberty or in the event that Liberty does not exercise its preemptive right pursuant to the Investment Agreement (provided that if Liberty's initial ownership percentage is less than 20%, such reduction is calculated as if it were 20%). Liberty also has agreed with Universal not to propose to the Board of Directors the acquisition by Liberty, in a merger, tender offer or other business combination, of the outstanding USAi securities. These restrictions terminate upon the earlier of such time as Liberty beneficially owns less than 5% of the outstanding USAi securities or the date that Universal beneficially owns fewer shares than Liberty beneficially owns (the "Standstill Termination Date").

     Liberty has agreed to related restrictions on its conduct, such as:

          (i) not seeking to elect directors to the Board of Directors or otherwise to influence the management of USAi, other than as permitted by the Transaction Agreements;

          (ii) not entering into agreements relating to the voting of USAi securities, except as permitted by the Stockholders Agreement;

          (iii) generally not initiating or proposing any stockholder proposal in opposition to the recommendation of the USAi Board; and

          (iv) not joining with others (other than Universal and Mr. Diller pursuant to the Transaction Agreements) for the purpose of acquiring, holding, voting or disposing of any USAi securities.

     The foregoing restrictions terminate on the earlier of such time as Liberty beneficially owns less than 5% of the outstanding USAi securities) or the Standstill Termination Date.

     Liberty is not permitted to designate for election to the USAi Board more than two directors, subject to applicable law. This restriction terminates on the Standstill Termination Date.

  Restrictions on Transfers

     Generally, until the earlier of the date that Mr. Diller is no longer Chief Executive Officer or such date that Mr. Diller becomes disabled, neither Liberty nor Mr. Diller can transfer shares of USAi stock, other than (i) transfers by Mr. Diller to pay taxes relating to certain USAi incentive compensation and stock options, (ii) transfers to each party's respective affiliates, (iii) certain pledges relating to financings and (iv) transfers of options or USAi stock in connection with "cashless exercises" of Mr. Diller's options. These restrictions are subject to a number of exceptions (which exceptions are subject to rights of first refusal as described below), including the following:

          (i) after August 24, 2000, Liberty or Mr. Diller may generally sell all or any portion of their USAi securities;

          (ii) generally following the date that Mr. Diller is no longer Chief Executive Officer or such time as Mr. Diller becomes Disabled, Mr. Diller may transfer his USAi stock; and

          (iii) either stockholder may transfer USAi stock so long as, in the case of Mr. Diller, Mr. Diller continues to beneficially own at least 1,100,000 shares of USAi securities (including stock options) and, in the case of Liberty, Liberty continues to beneficially own at least 1,000,000 shares of USAi securities and, in the case of a transfer of the shares of Class B Common Stock by BDTV or BDTV II (which together hold 19,618,222 shares of Class B Common Stock), after such transfer, Liberty, Universal and Mr. Diller collectively control 50.1% of the total voting power of the Company.

     Universal has agreed that, until August 24, 2000, it will not transfer shares of USAi stock (or convert Class B Common Stock into Common Stock) so that it owns a number of shares with fewer votes than if owned immediately following the closing of the Universal Transaction, subject to certain exceptions.

  Rights of First Refusal and Tag-Along Rights

     Each of Universal and Mr. Diller has a right of first refusal with respect to certain sales of USAi securities by the other party. Liberty's rights in this regard are secondary to any Universal right of first refusal on transfers by Mr. Diller. Liberty and Mr. Diller each also generally has a right of first refusal with respect to certain transfers by the other party. In addition, Universal has a right of first refusal (subject to Mr. Diller not having exercised his right of first refusal) with respect to sales by Liberty prior to August 24, 2000 of a number of shares of USAi stock having the aggregate number of votes represented by the shares of Common Stock and Class B Common Stock received by Universal at the closing of the Universal Transaction. Rights of first refusal may be exercised by the Stockholder or the Stockholder's designee, subject to the terms of the Stockholders Agreement.

     In addition, Mr. Diller has agreed to grant to Liberty a right to "tag along" (i.e., participate on a pro rata basis) on certain sales of USAi stock by Mr. Diller. These tag-along rights are subject to a number of exceptions, including relating to the quantity of shares sold or the permitted transfers described above.

     In the event that Universal transfers a substantial amount of its USAi stock (more than 50% of its interest as of the closing of the Universal Transaction or an amount that results in a third party owning (i) a greater percentage of USAi equity than that owned by (x) Universal and (y) Liberty or any other stockholder and (ii) at least 25% of the total voting power of the Company), Universal has granted a tag-along right to each of Liberty and Mr. Diller.

     Under the Governance Agreement, dated as of October 19, 1997, among the Company, Universal, Liberty and Mr. Diller, transfers of USAi securities by Universal (whether before or after the date that Mr. Diller is no longer Chief Executive Officer or such date as Mr. Diller becomes disabled) are subject to a right of first refusal in favor of USAi (but secondary to the rights of first refusal provided in the Stockholders Agreement), as long as Universal beneficially owns at least 20% of the total USAi securities. This right of first refusal does not apply to transfers by Universal under the Governance Agreement that are permitted prior to the Standstill Termination Date.

  Put and Call Rights

     Universal, Liberty and Mr. Diller have agreed to certain put and call arrangements, pursuant to which one party has the right to sell (or the other party has the right to acquire) shares of USAi stock held by another party.

     Liberty/Universal Put and Call Rights. Generally, prior to the date that Mr. Diller is no longer Chief Executive Officer or such date as Mr. Diller becomes disabled, Universal generally has the right to acquire substantially all of Liberty's USAi securities in the event that Mr. Diller and Universal agree to take an action that would constitute one of the Fundamental Changes described in the Governance Agreement and Liberty has the right to consent to such Fundamental Change but does not provide its consent. In addition, at any time after the date that Mr. Diller is no longer Chief Executive Officer or such date as Mr. Diller becomes disabled, Liberty has the right to require Universal to purchase substantially all of Liberty's USAi securities, and Universal has the reciprocal right to elect to acquire such shares. Universal may effect these acquisitions through a designee. The Stockholders Agreement sets forth provisions to establish the purchase price and conditions for these transactions.

     Universal also has certain rights and obligations to acquire Liberty's USAi securities in connection with a permitted business combination (as defined), in the event that Universal using its best efforts cannot provide Liberty with tax-free consideration in connection with such a transaction. This provision effectively means that, after such a transaction, Liberty would not own in excess of 20% of the outstanding equity of the resulting company.

     Diller Put. Following the date that Mr. Diller is no longer Chief Executive Officer or such date as Mr. Diller becomes disabled (the "Put Event"), Mr. Diller has the right, during the one-year period following the Put Event, to require Universal to purchase for cash shares of USAi stock beneficially owned by Mr. Diller and that were acquired by Mr. Diller from USAi (e.g. pursuant to the exercise of stock options). If the Put Event occurs prior to the fourth anniversary of the Closing, the purchase price will be a weighted average market price for the Common Stock for a period following public announcement of the Put Event. If the Put Event occurs after that four-year period, but Mr. Diller exercises his put right within 10 business days of the Put Event, the price will be based on a weighted average market price of the Common Stock prior to public announcement of the Put Event. In all other cases, the price per share received by Mr. Diller will be a weighted average market price for a period immediately preceding the exercise of the put.

     Mr. Diller's put right must be transferred by Universal in the event that it sells a certain amount of its USAi securities to a third party. Universal's obligations with respect to the put terminate at the time that Universal no longer beneficially owns at least 10% of USAi equity. Liberty does not have a tag-along right with respect to the Put Event exercise.

  Transfers of Shares of Class B Common Stock

     During the term of the Stockholders Agreement, transfers of shares of Class B Common Stock are generally prohibited (other than to another stockholder party or between a stockholder and its affiliates). If a stockholder proposes to transfer these shares, Mr. Diller is entitled to first swap any shares of Common Stock he owns for such shares of Class B Common Stock and, thereafter, any other non-transferring stockholder (with Universal's right preceding Liberty's) may similarly swap shares of Common Stock for shares of Class B Common Stock proposed to be transferred. To the extent there remain shares of Class B Common Stock that the selling stockholder would otherwise transfer to a third party, such shares must be converted into shares of Common Stock prior to the transfer. This restriction does not apply to, among other transfers, a transfer by Universal after the date that Mr. Diller is no longer Chief Executive Officer. Under the Governance Agreement, a transferee of Universal's shares of Class B Common Stock must agree to the conduct and securities ownership restrictions applicable to Universal, if such transferee would own at least 10% of the total voting power of the Company.

  BDTV Entity Arrangements

     Mr. Diller and Liberty will continue to have substantially similar arrangements with respect to the voting control and ownership of the equity of BDTV, BDTV II, BDTV III, BDTV IV and any other BDTV entity that may be formed (collectively, the "BDTV Entities"), which hold a substantial majority of the total voting power of the Company. These arrangements effectively provide that Mr. Diller controls the voting of USAi securities held by these entities, other than with respect to Fundamental Changes, and Liberty retains substantially all of the equity interest in such entities. If applicable law permits Liberty to hold directly the shares of USAi stock held by the BDTV Entities, then Liberty may purchase Mr. Diller's nominal equity interest in these entities for a fixed price, in which case the shares of USAi stock then held by Liberty would otherwise be subject to the proxy described above held by Mr. Diller with respect to Liberty's and Universal's shares of USAi stock pursuant to the Stockholders Agreement.

  Termination of Stockholders Agreement

     Universal's rights and obligations under the Stockholders Agreement generally terminate at such time as Universal no longer beneficially owns at least 10% of USAi equity.

     Mr. Diller's and Liberty's rights and obligations under the Stockholders Agreement generally terminate (other than with respect to Mr. Diller's put right) at such time as, in the case of Mr. Diller, he no longer beneficially owns at least 1,100,000 shares of USAi equity securities, and, in the case of Liberty, 1,000,000 shares. Certain of Liberty's rights and obligations relating to its put/call arrangements with Universal and its tag-along rights terminate when it no longer has the right to consent to Fundamental Changes under the Governance Agreement. Mr. Diller's rights and obligations (other than with respect to Mr. Diller's put right) also generally terminate upon the date that Mr. Diller is no longer Chief Executive Officer or such date as Mr. Diller becomes disabled.

     Transferees of USAi securities as permitted by the Stockholders Agreement and who would beneficially own in excess of 15% of the total voting power of the Company generally are not entitled to any rights of the transferring stockholder under the agreement but are, generally for a certain period of time, subject to the obligations regarding the election of directors among others. These transferees must also vote with respect to Fundamental Changes in the manner agreed upon by the other two stockholders. In addition, a transferee of Liberty or Mr. Diller who would own that amount of the total voting power of the Company would also be subject, generally for a certain period of time to the limitations on acquisitions of additional USAi securities summarized above.

  Spinoff Agreement

     Universal, Liberty and USAi are parties to the Spinoff Agreement, dated as of October 19, 1997 (the "Spinoff Agreement"), which generally provides for interim arrangements relating to management of the USAi and efforts to achieve a spinoff or sale of USAi's broadcast stations and, in the case of a spinoff, certain arrangements relating to their respective rights (including preemptive rights) in USAi resulting from the spinoff. The provisions of the Spinoff Agreement generally do not become operative until the earlier of the date that Mr. Diller is no longer Chief Executive Officer or such date as Mr. Diller becomes disabled.

     Liberty and Universal have agreed to use their reasonable best efforts to cause an interim Chief Executive Officer to be appointed, who is mutually acceptable to them and is independent of Liberty and Universal. If Universal elects, within 60 days of the date that Mr. Diller is no longer Chief Executive Officer or such date as Mr. Diller becomes disabled, to effect a sale of USAi's broadcast stations, this designated Chief Executive Officer would generally have a proxy to vote Liberty's USAi stock, at Universal's option (or, if Liberty beneficially owns a greater percentage of USAi securities than Universal, Liberty's option), either in such Chief Executive Officer's discretion or in the same proportion as the public stockholders, pending completion of the station divestiture.

     If Universal elects to complete the station divestiture, Liberty and Universal (and USAi) have agreed to use best efforts to cause the divestiture to be structured as a tax-free distribution to USAi's stockholders (the

"Spinoff"). If a tax-free Spinoff is not available, USAi has agreed to use its best efforts to sell the stations, except that if the Board of Directors (other than any designees of Universal or Liberty) determines that a taxable spinoff, when compared with a sale, represents a superior alternative USAi will consummate a taxable spinoff. Universal has agreed to reimburse Liberty in connection with any such taxable spinoff in an amount up to $50 million with respect to any actual tax liability incurred by Liberty in such a transaction.

     If Universal makes the election described above, Liberty has agreed not to transfer, directly or indirectly, any of its Common Stock or Class B Common Stock for a period of fourteen months generally after the date that Mr. Diller is no longer Chief Executive Officer or such date as Mr. Diller becomes disabled if such transfer would result in Universal and Liberty ceasing to own at least 50.1% of the outstanding USAi voting power (as long as Universal has not transferred more than 3% of the outstanding USAi securities following the closing of the Universal Transaction).

     USAi has agreed that, subject to the terms of the Spinoff Agreement and its obligations under the Investment Agreement, so long as (i) Universal beneficially owns at least 40% of the total equity securities of the USAi and no other stockholder owns more than the amount owned by Universal, or (ii) Liberty and Universal together own at least 50.1% of such equity securities, USAi will use its reasonable best efforts to enable Universal and Liberty to achieve the purposes of the Spinoff Agreement.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

  Employment Contracts

     Home Shopping originally entered into a four-year employment agreement with James G. Held as of November 24, 1995 providing for an annual base salary of not less than $500,000 and an annual bonus of at least $150,000. On July 23, 1997, the Compensation/Benefits Committee of the Board of Directors extended Mr. Held's employment agreement for an additional two years. The amended employment agreement provides a bonus structure whereby if the EBITDA for USAi and its subsidiaries in any fiscal year exceeds the target EBITDA, the annual bonus is increased to $300,000 (the first year) or $350,000 (thereafter) plus 1.25% of the excess by which the actual EBITDA exceeds the target EBITDA for such fiscal year. Mr. Held received stock options for 5,000,000 shares of Home Shopping Network, Inc., which pursuant to the Home Shopping Merger, were converted into options to purchase 2,250,000 shares of Common Stock at an exercise price of $9.4445 per share. Those options vest equally over a four-year period and are exercisable until November 24, 2005. On July 23, 1997, Mr. Held was granted additional stock options to purchase 750,000 shares of Common Stock at an exercise price of $16.5937 per share, which vest equally over a four-year period and are exercisable until July 23, 2007. These option amounts have been adjusted to reflect the Company's two-for-one stock split for holders of record at the close of business on March 12, 1998. The agreement provides for differing vesting and exercise rights upon termination of employment. Home Shopping reimbursed Mr. Held for relocation expenses and agreed to lend him $1,000,000 for the purpose of purchasing a residence in the Tampa/St. Petersburg area. The loan bears interest at 5% per annum. On March 31, 1997, $600,000 of the loan was repaid. In the event that Mr. Held is terminated for any reason, the principal and any accrued and unpaid interest become due and payable on the first anniversary of such termination or immediately in the event that the residence is sold or transferred. Mr. Held is entitled to the use of a luxury automobile supplied to him by USAi at its expense.

     Home Shopping entered into a two-year employment agreement with James G. Gallagher, dated October 14, 1996, pursuant to which Mr. Gallagher serves as Executive Vice President, General Counsel and Secretary of Home Shopping. The agreement with Mr. Gallagher provides for an annual base salary of $200,000 per year, with increases in accordance with company policy. If Home Shopping terminates Mr. Gallagher's employment for cause, Home Shopping will pay his salary until the date of termination. If Home Shopping terminates his employment without cause (other than as a result of his death or disability), Home Shopping will pay to Mr. Gallagher his salary until the date of termination and the amount of salary he would have received during the remainder of the then current term and will pay medical and other health insurance benefits previously provided to him during the remainder of the current term. The agreement contains an 18-month non-competition provision in the fields of on-line or electronic retailing. The agreement does not impose any obligations upon a change of control of USAi.

     Home Shopping entered into a three-year employment agreement with Jed B. Trosper dated January 13, 1997, pursuant to which Mr. Trosper serves as Executive Vice President -- Chief Operating Officer of Home Shopping. Mr. Trosper served as Vice President and Chief Financial Officer of USAi from January 27, 1997 through October 31, 1997. Mr. Trosper receives a salary of $300,000 which will be increased by $25,000 on October 1, 1998. He received a one-time signing bonus of $50,000. If Home Shopping terminates Mr. Trosper's employment for cause, Home Shopping will pay his salary until the date of termination. If Home Shopping terminates his employment without cause (other than as a result of his death or disability), Home Shopping will pay to Mr. Trosper his salary until the date of termination and the amount of salary he would have received during the remainder of the current term, but in any event for a minimum of 12 months and will maintain medical and other health insurance benefits. The agreement contains a 12-month non-competition provision in the fields of video and electronic retailing. The agreement does not impose any obligations upon a change of control of USAi.

  Equity and Bonus Compensation Agreements and Similar Agreements

     Mr. Diller. On October 19, 1997, USAi and Mr. Diller entered into a stock option grant agreement pursuant to which, in connection with the Universal Transaction, USAi granted Mr. Diller options to purchase 9,500,000 shares of Common Stock at an exercise price of $19.3125 per share, as adjusted for the Company's two-for-one stock split to holders of record as of the close of business on March 12, 1998. USAi will not record a compensation charge related to the grant of options because the options were issued at fair market value at the date of grant. Mr. Diller's options will become exercisable with respect to 25% of the total shares on October 19, 1998 and on each of the next three anniversaries of such date. Upon a Change of Control (as defined in the Stock Option grant agreement), all of Mr. Diller's options that have not previously become exercisable or been terminated will become exercisable.

     Mr. Diller has waived any acceleration of his current stock options which may have been triggered by the Universal Transaction. Mr. Diller's equity compensation agreement with USAi, dated August 24, 1995 and discussed below, provides for a gross-up payment to be made to Mr. Diller, if necessary, to eliminate the effect of the imposition of the excise tax under Section 4999 of the Code upon payments made to Mr. Diller and imposition of income and excise taxes on such gross-up payment.

     Mr. Diller and USAi are also parties to the Equity and Bonus Compensation Agreement dated as of August 26, 1995. Under that Agreement, the Company agreed to sell Mr. Diller 441,988 shares of Common Stock at $11.3125 per share in cash (the "Initial Diller Shares") and an additional 441,988 shares of Common Stock for the same per share price (the "Additional Diller Shares") payable by means of a cash payment of $2,210 and an interest-free, secured, non-recourse promissory note in the amount of $4,997,779. These amounts have been adjusted as appropriate to reflect the two-for-one stock split. The promissory note is secured by the Additional Diller Shares and by that portion of the Initial Diller Shares having a fair market value on the purchase date of 20% of the principal amount of the promissory note. In addition, the Company granted options to Mr. Diller to purchase 3,791,694 post stock split shares of Common Stock at $11.3125 per share (the "Diller Options"). The Diller Options were granted in tandem with conditional SARs which become exercisable only in the event of a change of control of the Company and in lieu of exercise of the Diller Options. The Initial and Additional Shares and the Diller Options were issued to Mr. Diller below the adjusted market price of $12.375 on August 24, 1995.

     Mr. Diller also was granted a bonus arrangement, contractually independent from the promissory note, pursuant to which he received a bonus payment of approximately $2.5 million on August 24, 1996, and was to receive a further such bonus payment on August 24, 1997, which was deferred. Mr. Diller also received $966,263 for payment of taxes by Mr. Diller due to the compensation expense which resulted from the difference in the per share fair market value of Common Stock and the per share purchase price of the Initial Diller Shares and Additional Diller Shares.

     Mr. Kaufman. On October 19, 1997, USAi and Mr. Kaufman entered into a stock option grant agreement pursuant to which, USAi granted Mr. Kaufman options to purchase 500,000 shares of Common Stock for an exercise price of $19.3125 per share following the Company's two-for-one split for holders of record as of the close of business on March 12, 1998, on substantially the same terms and conditions as Mr. Diller's options granted on such date. Mr. Kaufman also has waived any acceleration of his current stock options which may have been triggered by the Universal Transaction.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a description of the nature of the controlling interests in the Company, see Item 1 -- General Outstanding Shares and Controlling Stockholders. In addition, the information set forth in the Company's Definitive Proxy Statement under the caption "THE ANNUAL MEETING -- Directors and Executive Officers of HSNi -- Related Party Transactions" is incorporated herein by reference.

     Mr. Diller, the Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board of Home Shopping, is the sole holder of the voting stock of the BDTV Entities. The BDTV Entities hold shares of voting stock which effectively represent voting control of the Company with respect to all matters submitted for the vote or consent of stockholders as to which stockholders vote together as a single class.

     As of January 1, 1998, the Company entered into a lease (the "Lease") with Nineteen Forty CC, Inc. ("Nineteen Forty") under which the Company will lease an aircraft for use by Mr. Diller and certain Directors and executive officers of the Company in connection with the Company's business. Nineteen Forty is wholly owned by Mr. Diller. The Lease provides for monthly rental payments equal to the monthly operating expenses incurred by Nineteen Forty for operation and maintenance of the aircraft. The Lease has a five-year term and is terminable by either party on thirty days' notice. In 1997, the Company paid a total of $2,686,887 in expenses related to the use of the aircraft, of which $925,415 was for leasehold improvements. The Company will amortize the amount paid for leasehold improvements over the five-year term of the Lease. The Company believes that the terms of the Lease are more favorable to the Company than those the Company would have received had it leased an aircraft from an unrelated third party (or purchased and maintained a corporate aircraft).

     Relationship between the Company and Universal. Pursuant to the agreements entered into in connection with the Universal Transaction, the Company and certain of its subsidiaries have entered into business agreements with Universal and certain of its subsidiaries relating to, among other things, the domestic distribution by the Company of Universal-produced television programming and Universal's library of television programming; the international distribution by Universal of television programming produced by Studios; long-term arrangements relating to the use by Studios of Universal's production facilities in Los Angeles and Orlando, Florida; a joint venture relating to the development of international general entertainment television channels; and various other business matters. These agreements are summarized in the Company's Definitive Proxy Statement under the caption "THE TRANSACTION -- Description of the Transaction -- Related Agreements -- Ancillary Business Agreements," which description is incorporated herein by reference.

     Universal, through its ownership of Company stock and LLC Shares, is the Company's largest stockholder (assuming conversion of Universal's LLC Shares which, under current FCC rules, is not permissible). Messrs. Bronfman, Matschullat, Biondi and Minzberg are directors of the Company and (other than Mr. Minzberg) hold director and executive positions with Universal and its affiliates, including Seagram. These individuals were elected to the Company's Board of Directors in connection with consummation of the Universal Transaction, pursuant to the transaction agreements. The Bronfman family, which includes Mr. Bronfman, holds a controlling interest in Seagram, which holds a controlling interest in Universal. Other than in their capacities as stockholders and officers of Seagram or Universal (and as directors and stockholders of the Company), as applicable, these individuals do not have any direct or indirect interest in the Universal-Company agreements.

     The Company believes that the business agreements described above and entered into in connection with the Universal Transaction are all on terms at least as favorable to the Company as terms that could have been obtained from an independent third party.

     The Company is a party to certain of the transaction agreements, including the Spinoff Agreement, which agreements are filed as exhibits to this Report and are summarized in the Company's Definitive Proxy Statement under "THE TRANSACTION -- Description of the Transaction -- Related Agreements." That description is incorporated herein by reference. Such agreements were negotiated on an arm's-length basis prior to the time that Universal held an equity interest in the Company.

     In the ordinary course of business, and otherwise from time to time, the Company may determine to enter into other agreements with Universal and its affiliates.

     Relationship between the Company and Liberty. The Company in the ordinary course of business enters into agreements with Liberty and its affiliates relating to, among other things, the carriage of HSN Programs pursuant to affiliation agreements and the acquisition of, or other investment in, businesses related to the Company's businesses. Neither Liberty nor TCI currently has any members on the Company's Board of Directors; pursuant to the agreements relating to the Universal Transaction, two designees of Liberty (Messrs. Hindery and Bennett) are members of the USANi LLC Board of Directors. Liberty and its affiliates hold a substantial equity interest in the Company, and Liberty is a party to certain transaction agreements filed as exhibits to this Report. The Company believes that its business agreements with Liberty-related entities have been negotiated on an arm's-length basis and contain terms at least as favorable to the Company as those that could be obtained from an unaffiliated third party. Neither Liberty nor TCI derives any benefit from such transactions other than in its capacity as a stockholder of such other party or the Company, as the case may be.

     In the ordinary course of business, and otherwise from time to time, the Company may determine to enter into other agreements with Liberty and its affiliates.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of Documents filed as part of this Report

(1)  --   Consolidated Financial Statements
          Report of Independent Auditor -- Ernst & Young LLP.
          Independent Auditors' Report -- Deloitte & Touche LLP.
          Consolidated Statements of Operations for the Years Ended
          December 31, 1997 and 1996, the four months ended December
          31, 1995 and the year ended August 31, 1995.
          Consolidated Balance Sheets as of December 31, 1997 and
          1996.
          Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1997 and 1996, the four months
          ended December 31, 1995 and the year ended August 31, 1995.
          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1997 and 1996, the four months ended December
          31, 1995 and the year ended August 31, 1995.
          Notes to Consolidated Financial Statements.
(2)  --   Consolidated Financial Statement Schedules

SCHEDULE                                                                       PAGE
 NUMBER                                                                       NUMBER
--------                                                                      ------
    II     --   Valuation and Qualifying Accounts...........................    97

     All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

(3)  --   Exhibits (numbered in accordance with Item 601 of Regulation
          S-K)

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
   2.1   --  Agreement and Plan of Exchange and Merger by and among
             Silver King Communications, Inc., House Acquisition Corp.,
             Home Shopping Network, Inc. and Liberty HSN, Inc. as of
             August 25, 1996 filed as Appendix B to the Company's
             Definitive Proxy Statement, November 20, 1996 is hereby
             incorporated by reference.
   2.2   --  Agreement and Plan of Merger by and among Silver King
             Communications, Inc., Thames Acquisition Corporation and
             Savoy Pictures Entertainment, Inc., as amended and restated
             August 13, 1996 filed as Appendix A to the Company's
             Definitive Proxy Statement, November 20, 1996, is
             incorporated herein by reference.
   2.3   --  Investment Agreement among Universal Studios, Inc., HSN,
             Inc., Home Shopping Network, Inc. and Liberty Media
             Corporation dated as of October 19, 1997, as amended and
             restated as of December 18, 1997, filed as Appendix A to the
             Company's Definitive Proxy Statement, January 12, 1998, is
             incorporated herein by reference.
   3.1   --  Restated Certificate of Incorporation of the Registrant
             filed as Exhibit 3.1 to the Company's Form 8-K, February 23,
             1998 is incorporated herein by reference.
   3.2   --  Amended and Restated By-Laws of the Registrant filed as
             Exhibit 3.1 to the Company's Form 8-K, January 9, 1998 is
             incorporated herein by reference.
   4.0   --  Indenture dated as of March 1, 1996, for Home Shopping and
             United States Trust Company of New York, as Trustee relating to Home Shopping's 5.85% Convertible Subordinated Debentures
             due March 1, 2006, filed as Exhibit 4.0 to Home Shopping's
             Form S-3 Registration No. 333-10511 dated August 20, 1996, is incorporated herein by reference.
   4.1   --  First Supplemental Indenture dated as of December 20, 1996, among Home Shopping Network, Inc., Silver King
             Communications, Inc. and United States Trust Company of New
             York, as Trustee filed as Exhibit 4.1 to Home Shopping's
             Form 8-K/A, December 19, 1996, is incorporated herein by
             reference.
   4.2   --  Indenture, dated as of June 25, 1993, for the Savoy 7%
             Convertible Subordinated Debentures due July 1, 2003, filed as Exhibit 4(d) to Savoy's S-1 Registration Statement No.
             33-63192, is incorporated herein by reference.
   4.3   --  First Supplemental Indenture, dated as of October 24, 1993, for the Savoy 7% Convertible Debentures due July 1, 2003,
             filed as Exhibit 4(e) to Savoy's S-1 Registration Statement
             No. 33-70160, is incorporated herein by reference.
   4.4   --  Second Supplemental Indenture, dated as of December 17,
             1993, for the Savoy 7% Convertible Debentures due July 1,
             2003, filed as Exhibit bearing the same title in Savoy's
             Form 10-K December 31, 1993, is incorporated herein by
             reference.
   4.5   --  Third Supplemental Indenture dated as of December 19, 1996 for the Savoy 7% Convertible Debentures due July 1, 2003
             filed as Exhibit 4.1 to Savoy's Form 8-K, December 19, 1996, is incorporated herein by reference.
   4.6   --  Form of Common Stock Certificate.
  10.1   --  Form of Affiliation Agreements between the Company and Home
             Shopping filed as Exhibit 10.2 to the Company's Registration
             Statement on Form 10, as amended, is incorporated herein by reference.
 *10.2   --  Form of 1992 Stock Option and Restricted Stock Plan between the Company and Home Shopping filed as Exhibit 10.6 to the
             Company's Registration Statement on Form 8, as amended, is incorporated herein by reference.

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
 *10.3   --  Form of Retirement Savings and Employment Stock Ownership
             Plan filed as Exhibit 10.8 to the Company's Registration
             Statement on Form 8, as amended, is incorporated herein by reference.
  10.4   --  Form of Indemnification Agreement filed as Exhibit 10.10 to the Company's Registration Statement on Form 10, as amended, is incorporated herein by reference.
  10.5   --  Form of Loan Agreement, as amended, by and between Silver
             King Capital Corporation, Inc. and Roberts Broadcasting
             Company of Denver filed as Exhibit 10.17 to the Company's
             Form 10-K, August 31, 1994, is incorporated herein by
             reference.
  10.6   --  Form of Shareholder Agreement by and among Silver King
             Capital Corporation, Inc., Roberts Broadcasting Company of
             Denver, Michael V. Roberts and Steven C. Roberts filed as
             Exhibit 10.18 to the Company's Form 10-K, August 31, 1994,
             is incorporated herein by reference.
  10.7   --  Limited Liability Company Agreement (the "LLC"), Funding
             Agreement and Form of First Amendment to LLC, Registration
             Rights Agreement and associated documents between the
             Company, the Class A Shareholders of Blackstar
             Communications, Inc. and Fox Television Stations, Inc. dated
             June 27, 1995 and August 18, 1995 filed as Exhibit 10.23 to the Company's Form 10-K, August 31, 1995, are incorporated herein by reference.
 *10.8   --  1986 Stock Option Plan for Employees dated August 1, 1986, filed as Exhibit 10.33 to Home Shopping's Form S-1
             Registration Statement No. 33-8560, dated October 15, 1986, is incorporated herein by reference.
 *10.9   --  First, Second, Third and Fourth Amendments to the 1986 Stock
             Option Plan for Employees filed as Exhibit 10.31 to Home
             Shopping's Annual Report on Form 10-K, December 31, 1993,
             are incorporated herein by reference.
 *10.10  --  Form of 1990 Executive Stock Award Program dated October 17,
             1990, as amended, filed as Exhibit 10.23 to Home Shopping's
             Annual Report on Form 10-K, August 31, 1991, is incorporated herein by reference.
  10.11  --  Stock Purchase Agreement by and between Home Shopping and
             The National Registry Inc. dated April 28, 1992 filed as
             Exhibit 10.29 to Home Shopping's Annual Report on Form 10-K,
             August 31, 1992, is incorporated herein by reference.
  10.12  --  Credit Card Program Agreement, dated as of February 16,
             1994, by and among Home Shopping, participating subsidiaries and General Electric Capital Corporation filed as Exhibit
             10.30 to Home Shopping's Annual Report on Form 10-K,
             December 31, 1993, is incorporated herein by reference.
 *10.13  --  Home Shopping Network, Inc. Employee Stock Purchase Plan and
             Part-Time Employee Stock Purchase Plan filed as Exhibit
             10.30 to Home Shopping's Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by
             reference.
 *10.14  --  Home Shopping Network, Inc. Employee Equity Participation
             Plan and Agreement and Declaration of Trust filed as Exhibit
             10.31 to Home Shopping's Annual Report on Form 10-K,
             December 31, 1994, is incorporated herein by reference.
 *10.15  --  Home Shopping Network, Inc. 1996 Stock Option Plan for
             Employees filed as Exhibit A to the Home Shopping Definitive
             Proxy Statement, March 28, 1996, is incorporated herein by reference.
 *10.16  --  Home Shopping Network, Inc. 1996 Stock Option Plan for
             Outside Directors filed as Exhibit B to the Home Shopping
             Definitive Proxy Statement, March 28, 1996, is incorporated herein by reference.
  10.17  --  Binding Term Sheet for the Stockholders Agreement dated
             August 24, 1995, between Barry Diller and Liberty Media
             Corporation and the First Amendment thereto dated August 25,
             1996, filed as Appendix I to the Company's Definitive Proxy
             Statement, November 20, 1996, are incorporated herein by
             reference.
  10.18  --  Exchange Agreement dated as of December 20, 1996 by and between the Registrant and Liberty HSN, Inc. filed as
             Exhibit 10.25 to the Company's Form 10-K, December 31, 1996,
             is incorporated herein by reference.

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
 *10.19  --  Equity and Bonus Compensation Agreement dated as of August
             24, 1995 between Barry Diller and the Registrant filed as
             Exhibit 10.26 to the Company's Form 10-K, December 31, 1996,
             is incorporated herein by reference.
 *10.20  --  Silver King Communications, Inc. 1995 Stock Incentive Plan
             filed as Appendix G to the Company's Definitive Proxy
             Statement, November 20, 1996, is incorporated herein by
             reference.
 *10.21  --  Silver King Communications, Inc. Directors' Stock Option
             Plan filed as Appendix H to the Company's Definitive Proxy
             Statement, November 20, 1996, is incorporated herein by
             reference.
 *10.22  --  Employment Agreement between the Registrant and Douglas
             Binzak dated as of February 13, 1996 filed as Exhibit 10.29 to the Company's Form 10-K, December 31, 1996, is
             incorporated herein by reference.
 *10.23  --  Employment Agreement between the Registrant and Adam Ware dated as of May 28, 1996 filed as Exhibit 10.30 to the
             Company's Form 10-K, December 31, 1996, is incorporated
             herein by reference.
 *10.24  --  Employment Agreement between Home Shopping and James G.
             Held, dated as of November 24, 1995 filed as Exhibit 10.35 to Home Shopping's Annual Report on Form 10-K, December 31,
             1995, is incorporated herein by reference.
 *10.25  --  Employment Agreement between Home Shopping and James G.
             Gallagher, dated as of October 14, 1996 filed as Exhibit
             10.33 to the Company's Form 10-K, December 31, 1996, is
             incorporated herein by reference.
  10.26  --  Letter Agreement dated April 3, 1996 between Home Shopping
             Network, Inc. and Gen. H. Norman Schwarzkopf filed as
             Exhibit 10.34 to the Company's Form 10-K, December 31, 1996,
             is incorporated herein by reference.
  10.27  --  Shareholders Agreement dated December 12, 1996 Relating to
             Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co.
             Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel
             Co. Ltd. filed as Exhibit 10.35 to the Company's Form 10-K,
             December 31, 1996, is incorporated herein by reference.
  10.28  --  Services and Trademark Licence Agreement dated as of
             December 12, 1996 between Home Shopping Network, Inc. and
             Jupiter Shop Channel Co. Ltd. filed as Exhibit 10.36 to the
             Company's Form 10-K, December 31, 1996, is incorporated
             herein by reference.
  10.29  --  Purchase and Sale Agreement among Home Shopping Network
             GmbH, Home Shopping Network, Inc., Quelle Schickedanz AG &
             Co., Mr. Thomas Kirch and Dr. Georg Kofler dated January 16,
             1997 filed as Exhibit 10.37 to the Company's Form 10-K,
             December 31, 1996, is incorporated herein by reference.
  10.30  --  Joint Venture Agreement Between Quelle Schickedanz AG & Co.,
             Home Shopping Network, Inc., Home Shopping Network GmbH, Mr.
             Thomas Kirch and Dr. Georg Kofler, filed as Exhibit 5.3 to the Purchase and Sale Agreement filed as Exhibit 10.38 to
             the Company's Form 10-K, December 31, 1996, is incorporated herein by reference.
  10.31  --  License Agreement dated as of January 1, 1996 between Ronald
             A. Katz Technology Licensing, L.P. and Home Shopping
             Network, Inc. filed as Exhibit 10.39 to the Company's Form
             10-K, December 31, 1996, is incorporated herein by
             reference.
  10.32  --  Shareholder Agreement dated as of April 26, 1996 by and among Channel 66 of Vallejo, California, Inc., Whitehead
             Media of California, Inc. and Silver King Capital
             Corporation, Inc. filed as Exhibit 10.40 to the Company's
             Form 10-K, December 31, 1996, is incorporated herein by
             reference.
  10.33  --  Loan Agreement dated as of April 26, 1996 by and between SKC
             Investments, Inc. and Channel 66 of Vallejo, California,
             Inc. filed as Exhibit 10.41 to the Company's Form 10-K,
             December 31, 1996, is incorporated herein by reference.
  10.34  --  Joint Venture and License Agreement, dated as of June 12,
             1992, between Savoy Pictures Entertainment, Inc. and Home
             Box Office, Inc. (confidential treatment for portions
             thereof granted), filed as an exhibit bearing the same title in Savoy's S-1 Registration Statement No. 33-57596, is
             incorporated herein by reference.

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
  10.35  --  License Agreement, dated as of June 12, 1992, among Savoy
             Pictures Entertainment, Inc. and Home Box Office, Inc.
             (confidential treatment of portions thereof granted), filed as an exhibit bearing the same title in Savoy's S-1
             Registration Statement No. 33-57596, is incorporated herein by reference.
  10.36  --  Warrant Agreement, dated as of March 2, 1992, between Savoy
             Pictures Entertainment, Inc. and Allen & Company
             Incorporated, filed as an exhibit bearing the same title in
             Savoy's S-1 Registration Statement No. 33-57596, is
             incorporated herein by reference.
  10.37  --  Warrant Agreement, dated as of March 2, 1992, between Savoy
             Pictures Entertainment, Inc. and GKH Partners, L.P., filed as an exhibit bearing the same title in Savoy's S-1
             Registration Statement No. 33-57596, is incorporated herein by reference.
  10.38  --  Warrant Agreement, dated as of April 20, 1994 between Savoy and GKH Partners, L.P., filed as an exhibit bearing the same title in Savoy's Form 10-Q, March 31, 1994, is incorporated herein by reference.
  10.39  --  Subscription and Shareholders Agreement, dated as of October
             28, 1994 by and among SF Multistations, Inc., FTS
             Investments, Inc. and Savoy Stations, Inc., filed as an
             exhibit bearing the same title in Savoy's Form 8-K, August
             22, 1995, is incorporated herein by reference.
  10.40  --  Subscription and Shareholders Agreement, dated as of October
             28, 1994 by and among SF Broadcasting of Wisconsin, Inc.,
             FTS Investments, Inc. and Savoy Stations, Inc., as amended, filed as an exhibit bearing the same title in Savoy's Form
             8-K, August 22, 1995, is incorporated herein by reference.
  10.41  --  Credit Agreement, dated as of June 1, 1995, among Savoy, the financial institutions from time to time party thereto and
             Chemical Bank as Administrative Agent and Collateral Agent,
             filed as Exhibit 10 to Savoy's Form 10-Q, June 30, 1995, is incorporated herein by reference.
  10.42  --  First Amendment and Waiver, dated as of March 11, 1996, to the Credit Agreement, dated as of June 1, 1995, among Savoy, the financial institutions party thereto and Chemical Bank, as Administrative Agent and Collateral Agent, filed as
             Exhibit 10(r) to Savoy's Form 10-K, December 31, 1995, is
             incorporated herein by reference.
  10.43  --  Credit Agreement, dated as of June 30, 1995, among SF
             Broadcasting of Green Bay, Inc., SF Broadcasting of Mobile,
             Inc., SF Broadcasting of New Orleans, Inc., and SF
             Broadcasting of Honolulu, Inc., the financial institutions from time to time party thereto, Chemical Bank, as
             administrative agent and as collateral agent, First Union
             National Bank of North Carolina, as managing agent, and The
             Bank of New York, Natwest Bank, N.A. and Banque Paribas as
             co-agents, filed as an exhibit bearing the same title in
             Savoy's Form 8-K, August 22, 1995, is incorporated herein by reference.
  10.44  --  Station Affiliation Agreement, dated as of April 28, 1995, between Fox Broadcasting Company and SF Broadcasting of
             Green Bay, Inc., filed as Exhibit 10(u) to Savoy's Form
             10-K, December 31, 1995, is incorporated herein by
             reference.
  10.45  --  Station Affiliation Agreement, dated as of August 22, 1995, between Fox Broadcasting Company and SF Broadcasting of
             Honolulu, Inc., filed as Exhibit 10(v) to Savoy's Form 10-K,
             December 31, 1995, is incorporated herein by reference.
  10.46  --  Station Affiliation Agreement, dated as of August 22, 1995, between Fox Broadcasting Company and SF Broadcasting of
             Mobile, Inc., filed as Exhibit 10(w) to Savoy's Form 10-K,
             December 31, 1995, is incorporated herein by reference.
  10.47  --  Form of Amendment and Waiver to the Credit Agreement, dated as of June 30, 1995, among SF Broadcasting of New Orleans,
             Inc., SF Broadcasting of Mobile, Inc., SF Broadcasting of
             Honolulu, Inc. and SF Broadcasting of Green Bay, Inc., as
             borrowers, the financial institutions from time to time
             party thereto, and The Chase Manhattan Bank (formerly known as Chemical Bank) (as administrative agent and collateral
             agent), filed as Exhibit 10.1 to Savoy's Form 10-Q,
             September 30, 1996, is incorporated herein by reference.
 *10.48  --  Amended and Restated Stock Option Plan (including form of
             Stock Options Agreement) filed as Exhibit 4.1 to Savoy's
             Registration Statement No. 33-70740, is incorporated herein by reference.

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 *10.49  --  Savoy 1995 Stock Option Plan filed as Exhibit 10(+) to
             Savoy's Form 10-K, December 31, 1995, is incorporated herein by reference.
  10.50  --  $1,600,000,000 Credit Agreement dated February 12, 1998 among USA Networks, Inc., USANi LLC, as Borrower, Various
             Lenders, The Chase Manhattan Bank as Administrative Agent,
             Syndication Agent and Collateral Agent, and Bank of America
             National Trust & Savings Association and The Bank of New
             York as Co-Documentation Agents.
  10.51  --  Form of Governance Agreement among HSN, Inc., Universal
             Studios, Inc., Liberty Media Corporation and Barry Diller,
             dated as of October 19, 1997, filed as Appendix B to the
             Company's Definitive Proxy Statement, January 12, 1998, is
             incorporated herein by reference.
  10.52  --  Form of Stockholders Agreement among Universal Studios,
             Inc., Liberty Media Corporation, Barry Diller, HSN, Inc. and
             The Seagram Company Ltd. dated as of October 19, 1997, filed as Appendix C to the Company's Definitive Proxy Statement,
             January 12, 1998, is incorporated herein by reference.
  10.53  --  Form of Spinoff Agreement between Liberty Media Corporation and Universal Studios, Inc. dated as of October 19, 1997,
             filed as Appendix D to the Company's Definitive Proxy
             Statement, January 12, 1998, is incorporated herein by
             reference.
 *10.54  --  HSN, Inc. 1997 Stock and Annual Incentive Plan filed as
             Appendix F to the Company's Definitive Proxy Statement,
             January 12, 1998, is incorporated herein by reference.
 *10.55  --  Employment Agreement between Jed B. Trosper and Home
             Shopping Network, Inc. dated January 13, 1997.
 *10.56  --  Employment Agreement between Thomas J. Kuhn and HSN, Inc.
             dated February 9, 1998.
 *10.57  --  Employment Agreement between Dara Khosrowshahi and USA
             Networks, Inc. dated March   , 1998.
 *10.58  --  HSN, Inc. Retirement Savings Plan.
  10.59  --  Amended and Restated Limited Liability Company Agreement of
             USANi LLC dated as of February 12, 1998.
  10.60  --  Exchange Agreement dated as of October 19, 1997 by and among
             HSN, Inc. (to be renamed USA Networks, Inc.), Universal
             Studios, Inc. (and certain of its subsidiaries) and Liberty
             Media Corporation (and certain of its subsidiaries).
  10.61  --  Agreement and Plan of Merger by and among USA Networks,
             Inc., Brick Acquisition Corp. and Ticketmaster Group, Inc.
             as of March 20, 1998.
  21     --  Subsidiaries of the Company (incorporated as pages 94-96 of this 1997 Annual Report on Form 10-K).
  23.1   --  Consent of Ernst & Young LLP
  23.2   --  Consent of Deloitte & Touche LLP
  27.1   --  Financial Data Schedule for the year ended December 31, 1997
             (for SEC use only)
  27.2   --  Financial Data Schedule for the year ended December 31, 1996
             -restated (for SEC use only)
  27.3   --  Financial Data Schedule for the four months ended December
             31, 1995 - restated (for SEC use only)
  27.4   --  Financial Data Schedule for the year ended August 31, 1995 -
             restated (for SEC use only)

---------------

* Reflects management contracts and compensatory plans.

     (b) Reports on Form 8-K.

     On October 20, 1997, the Company filed a report on Form 8-K containing the press release announcing execution of the Investment Agreement in connection with the Universal Transaction.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 1998
                                          USA NETWORKS, INC.
                                          By:       /s/ BARRY DILLER
                                            ------------------------------------
                                                        Barry Diller
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1998.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                  /s/ BARRY DILLER                     Chairman of the Board, Chief Executive Officer
-----------------------------------------------------  and Director
                    Barry Diller

                /s/ BRIAN J. FELDMAN                   Controller (Chief Accounting Officer)
-----------------------------------------------------
                  Brian J. Feldman

                /s/ VICTOR A. KAUFMAN                  Director, Office of the Chairman and Chief
-----------------------------------------------------  Financial Officer (Principal financial
                  Victor A. Kaufman                    officer)

                  /s/ PAUL G. ALLEN                    Director
-----------------------------------------------------
                    Paul G. Allen

              /s/ FRANK J. BIONDI, JR.                 Director
-----------------------------------------------------
                Frank J. Biondi, Jr.

               /s/ EDGAR BRONFMAN, JR.                 Director
-----------------------------------------------------
                 Edgar Bronfman, Jr.

                  /s/ JAMES G. HELD                    Director
-----------------------------------------------------
                    James G. Held

              /s/ ROBERT W. MATSCHULLAT                Director
-----------------------------------------------------
                Robert W. Matschullat

                 /s/ SAMUEL MINZBERG                   Director
-----------------------------------------------------
                   Samuel Minzberg

                /s/ WILLIAM D. SAVOY                   Director
-----------------------------------------------------
                  William D. Savoy

              /s/ H. NORMAN SCHWARZKOPF                Director
-----------------------------------------------------
                H. Norman Schwarzkopf

                                                       Director
-----------------------------------------------------
                  Richard E. Snyder

                                                                      EXHIBIT 21

        LIST OF SUBSIDIARIES OF USA NETWORKS, INC. (FORMERLY HSN, INC.)

                             A DELAWARE CORPORATION

                              AS OF MARCH 1, 1998

                                                                PLACE OF
                         SUBSIDIARY                           ORGANIZATION
                         ----------                           -------------
Exception Management Services LLC...........................    Delaware
Home Shopping Club LP.......................................    Delaware
  d/b/a Home Shopping Club
     Telemation
     Spree
     Home Shopping Spree
     HSN Spree
     HSC Spree
     Home Shopping Network
     Home Shopping Direct
Home Shopping Network en Espanol............................    Delaware
Home Shopping Network GmbH..................................     Germany
Home Shopping Network, Inc..................................    Delaware
  d/b/a Home Shopping Network
     The Home Shopping Network
HSN Capital LLC.............................................     Nevada
HSN Direct LLC..............................................    Delaware
  d/b/a Innovations in Living
     HSN Direct
     Home Shopping Showcase
     HSN Direct Joint Venture
HSN Fulfillment LLC.........................................    Delaware
  d/b/a HSC Outlet
     Home Shopping Network Outlet
     HSN Liquidation Center
     HSN Wholesale Liquidation
     Designer Direct
     Home Shopping Values
     Private Showing -- Jewelry Values by Mail
     HSN Media Merchandise
     HSC By Mail
     HSN By Mail
     Home Shopping By Mail
HSN General Partner LLC.....................................    Delaware
HSN Holdings, Inc. .........................................    Delaware
HSN of Nevada LLC...........................................     Nevada
HSN Realty LLC..............................................    Delaware
  d/b/a HSN Realty of Delaware
HSN Travel LLC..............................................    Delaware
  d/b/a Home Shopping Travel
Internet Shopping Network LLC...............................   California
MarkeTech Services, Inc.....................................    Delaware
National Call Center LP.....................................    Delaware
New-U Development LLC.......................................    Delaware
New-U Distribution LLC......................................    Delaware
New-U First Run LLC.........................................    Delaware

                                                                PLACE OF
                         SUBSIDIARY                           ORGANIZATION
                         ----------                           -------------
New-U Member, Inc...........................................    Delaware
New-U Pictures Development LLC..............................    Delaware
  New U Pictures Facilities LLC.............................    Delaware
New-U Pictures LLC..........................................    Delaware
New-U Productions LLC.......................................    Delaware
  New-U Talk Video LLC......................................    Delaware
New-U Studios Holdings, Inc.................................    Delaware
New-U Studios LLC...........................................    Delaware
New-U Studios, Inc..........................................    Delaware
New-U Talk LLC..............................................    Delaware
New-U Television LLC........................................    Delaware
USA Network General Partnership.............................    New York
USA Networks Holdings, Inc..................................    Delaware
USA Partner LLC.............................................    Delaware
USANi LLC...................................................    Delaware
USANi Sub LLC...............................................    Delaware
Vela Research LP............................................    Delaware
  Vela Research Holdings LLC................................    Delaware
Miami, USA Broadcasting, Inc................................    Delaware
Miami, USA Broadcasting Productions, Inc....................     Florida
Miami, USA Broadcasting Station Productions, Inc............     Florida
North Central LTPV, Inc.....................................    Delaware
Northeast LTPV, Inc.........................................    Delaware
Silver King Capital Corporation, Inc........................    Delaware
Silver King Investment Holdings, Inc........................    Delaware
SK Holdings, Inc............................................    Delaware
SKC Investments, Inc........................................    Delaware
SKDA Broadcasting Partnership...............................    Delaware
SKFL Broadcasting Partnership...............................    Delaware
SKHO Broadcasting Partnership...............................    Delaware
SKIL Broadcasting Partnership...............................    Delaware
SKLA Broadcasting Partnership...............................    Delaware
SKMA Broadcasting Partnership...............................    Delaware
SKMD Broadcasting Partnership...............................    Delaware
SKNJ Broadcasting Partnership...............................    Delaware
SKOH Broadcasting Partnership...............................    Delaware
SKTA Broadcasting Partnership...............................    Delaware
SKVI Broadcasting Partnership...............................    Delaware
South Central LPTV, Inc.....................................    Delaware
Southeast LPTV, Inc.........................................    Delaware
Telemation, Inc.............................................    Delaware
USA Broadcasting, Inc.......................................    Delaware
USA Broadcasting Productions, Inc...........................    Delaware
USA Station Group, Inc......................................    Delaware
USA Station Group -- LPTV, Inc..............................    Delaware
USA Station Group of Dallas, Inc............................    Delaware
USA Station Group of Hollywood, Florida, Inc................    Delaware
USA Station Group of Houston, Inc...........................    Delaware
USA Station Group of Illinois, Inc..........................    Delaware
USA Station Group of Maryland, Inc..........................    Delaware
USA Station Group of Massachusetts, Inc.....................    Delaware

                                                                PLACE OF
                         SUBSIDIARY                           ORGANIZATION
                         ----------                           -------------
USA Station Group of New Jersey, Inc........................    Delaware
USA Station Group of Northern California, Inc...............    Delaware
USA Station Group of Ohio, Inc..............................    Delaware
USA Station Group of Southern California, Inc...............    Delaware
USA Station Group of Tampa, Inc.............................    Delaware
USA Station Group of Vineland, Inc..........................    Delaware
USA Station Group of Virginia, Inc..........................    Delaware
West LPTV, Inc..............................................    Delaware
Bayou Productions, Inc......................................    Delaware
Bison Pictures, Inc.........................................    Delaware
Buffalo Development Corporation.............................    Delaware
                                                                Columbia
Getting Away Productions, Inc...............................     Ontario
Getting Away With Murder Productions, Inc...................   California
Getting Away With Murder Productions, Inc...................    Delaware
Inflammable Productions, Inc................................    Delaware
J&H Productions, Inc........................................     Quebec
Jekyll Productions, Inc.....................................    Delaware
Laramie Productions, Inc....................................    Delaware
Mariette Productions Canada, Inc............................     Ontario
Mariette Productions, Inc...................................    Delaware
Savoy Pictures Entertainment, Inc...........................    Delaware
Savoy Pictures Print Services, Inc..........................    Delaware
Savoy Pictures Television Development, Inc..................    Delaware
Savoy Pictures Television Productions, Inc..................    Delaware
Savoy Pictures Television Programming, Inc..................    Delaware
Savoy Pictures Television, Inc..............................    Delaware
Savoy Pictures, Inc.........................................    Delaware
Savoy Pictures, Inc.........................................  Massachusetts
Savoy Stations, Inc.........................................    Delaware
Savoy Television Holdings, Inc..............................    Delaware
SF Broadcasting of Green Bay, Inc...........................    Delaware
SF Broadcasting of Honolulu, Inc............................    Delaware
SF Broadcasting of Mobile, Inc..............................    Delaware
SF Broadcasting of New Orleans, Inc.........................    Delaware
SF Broadcasting of Wisconsin, Inc...........................    Delaware
SF Green Bay License Subsidiary, Inc........................    Delaware
SF Honolulu License Subsidiary, Inc.........................    Delaware
SF Mobile License Subsidiary, Inc...........................    Delaware
SF Multistations, Inc.......................................    Delaware
SF New Orleans License Subsidiary, Inc......................    Delaware
Simple Plan Productions, Inc................................    Delaware
The Stupids Family Productions, Inc.........................    Delaware
The Stupids Productions (Canada), Inc.......................     Britain
Thin Line Productions, Inc..................................    Delaware
Without Remorse Productions, Inc............................    Delaware
Zeus Productions, Inc.......................................    Delaware

                                                                     SCHEDULE II

                      USA NETWORKS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE      CHARGES       CHARGES                       BALANCE
                                          AT           TO            TO                            AT
                                       BEGINNING    COSTS AND       OTHER       DEDUCTIONS --      END
DESCRIPTION                            OF PERIOD    EXPENSES     ACCOUNTS(2)     DESCRIBE(1)    OF PERIOD
-----------                            ---------    ---------    -----------    -------------   ---------
                                                                 (IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31, 1997.......   $2,679       $3,432        $  813          $(3,336)      $3,588
                                        ======       ======        ======          =======       ======
  Year ended December 31, 1996.......   $   68       $   23        $2,751          $  (163)      $2,679
                                        ======       ======        ======          =======       ======
  Four months ended December 31,
     1995............................   $   82       $   51        $   --          $   (65)      $   68
                                        ======       ======        ======          =======       ======
  Year ended August 31, 1995.........   $   73       $  179        $   --          $  (170)      $   82
                                        ======       ======        ======          =======       ======

---------------

(1) Write-off fully reserved accounts receivable.
(2) Amounts relate to mergers with Savoy Pictures Entertainment, Inc. and subsidiaries, Home Shopping Network, Inc. and subsidiaries for 1996 and the acquisition of USA Networks, Inc.'s interest in Ticketmaster Group, Inc. in 1997.