Form 10-Q
period 1998-03-31
USA NETWORKS INC
filed 1998-05-15
CIK 891103

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 1998.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                         COMMISSION FILE NUMBER 0-20570

                               USA NETWORKS, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      59-2712887
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                              152 WEST 57TH STREET
                               NEW YORK, NEW YORK
                    (Address of principal executive offices)

                                     10019
                                   (Zip Code)

                                 (212) 314-7300
              (Registrant's telephone number, including area code)

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

     As of May 1, 1998, there were outstanding 103,079,802 shares of Common Stock and 31,181,726 shares of Class B Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 1, 1998 was $2,004,923,795.

     Assuming the conversion, as of May 1, 1998, of all equity securities of the Registrant and its affiliates convertible into or exchangeable for Common Stock, the Registrant would have had outstanding 265,659,746 shares of Common Stock with an aggregate market value of $6,674,701,118.

     ALL SHARE NUMBERS SET FORTH ABOVE GIVE EFFECT TO THE TWO-FOR-ONE STOCK SPLIT WHICH BECAME EFFECTIVE FOR HOLDERS OF RECORD AS OF THE CLOSE OF BUSINESS ON MARCH 12, 1998.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      USA NETWORKS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1998          1997
------------------------------------------------------------------------------------
                                                              (In thousands, except
                                                                 per share data)
NET REVENUES
  Home Shopping.............................................  $249,196      $261,418
  Networks and Television Production........................   166,162            --
  Ticketmaster..............................................    93,235            --
  Broadcasting and Other....................................    14,518        18,133
                                                              --------      --------
          Total net revenues................................   523,111       279,551
                                                              --------      --------
Operating costs and expenses:
  Cost of sales.............................................   164,364       158,614
  Program costs.............................................    90,138            --
  Other costs...............................................   186,571        76,569
  Depreciation and amortization.............................    47,268        20,959
                                                              --------      --------
          Total operating costs and expenses................   488,341       256,142
                                                              --------      --------
          Operating income..................................    34,770        23,409
                                                              --------      --------
Other income (expense):
  Interest income...........................................     3,604         1,340
  Interest expense..........................................   (27,153)       (7,021)
  Gain on disposition of broadcast station..................    74,940            --
  Miscellaneous.............................................    (9,220)       (3,229)
                                                              --------      --------
                                                                42,171        (8,910)
                                                              --------      --------
Earnings before income taxes and minority interest..........    76,941        14,499
Income tax expense..........................................   (38,712)      (11,129)
Minority interest...........................................    (4,298)          400
                                                              --------      --------
NET EARNINGS................................................  $ 33,931      $  3,770
                                                              ========      ========
Net earnings per common share
  Basic.....................................................  $    .28      $    .04
                                                              ========      ========
  Diluted...................................................  $    .17      $    .04
                                                              ========      ========
Weighted average shares outstanding.........................   123,062       101,246
                                                              ========      ========
Weighted average diluted shares outstanding.................   212,501       101,246
                                                              ========      ========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                             MARCH 31,
                                                      ------------------------    DECEMBER 31,
ASSETS                                                   1998          1997           1997
----------------------------------------------------------------------------------------------
                                                                   (In thousands)
CURRENT ASSETS
Cash and cash equivalents...........................  $  162,191    $   41,562     $  116,036
Accounts and notes receivable, net..................     283,392        53,291         96,867
Inventories, net....................................     400,013       113,479        151,100
Deferred income taxes...............................      37,296        34,718         39,956
Other current assets, net...........................      27,507         6,778         16,723
                                                      ----------    ----------     ----------
          Total current assets......................     910,399       249,828        420,682

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment....................     165,913        98,556        145,701
Buildings and leasehold improvements................      84,241        63,072         83,851
Furniture and other equipment.......................      70,347        20,889         39,498
                                                      ----------    ----------     ----------
                                                         320,501       182,517        269,050
  Less accumulated depreciation and amortization....     119,501        78,143        120,793
                                                      ----------    ----------     ----------
                                                         201,000       104,374        148,257
Land................................................      16,624        14,944         16,602
Projects in progress................................      16,823         6,519         15,262
                                                      ----------    ----------     ----------
                                                         234,447       125,837        180,121
OTHER ASSETS
Intangible assets, net..............................   6,018,127     1,529,969      1,862,128
Cable distribution fees, net ($44,833, $39,825, and
  $46,459, respectively, to related parties)........     106,771       112,854        111,292
Long-term investments and notes receivable ($7,784,
  $17,368, and $8,353, respectively, in related
  parties)..........................................      75,692        45,000         59,780
Inventories, net....................................     164,825            --             --
Deferred income taxes...............................      63,190         6,086          3,541
Deferred charges and other, net.....................     139,985        29,726         33,252
                                                      ----------    ----------     ----------
                                                       6,568,590     1,723,635      2,069,993
                                                      ----------    ----------     ----------
                                                      $7,713,436    $2,099,300     $2,670,796
                                                      ==========    ==========     ==========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                             MARCH 31,
                                                      ------------------------    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1998          1997           1997
----------------------------------------------------------------------------------------------
                                                                   (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations.........  $   35,399    $   14,734     $   12,918
Accounts payable....................................     212,006       109,599        185,101
Obligations for program rights and film costs.......     240,846            --             --
Cable distribution fees payable ($18,487, $8,703;
  and $19,091, respectively, to related parties)....      47,554        35,472         43,553
Other accrued liabilities...........................     298,619        82,572        118,169
                                                      ----------    ----------     ----------
          Total current liabilities.................     834,424       242,377        359,741

LONG-TERM OBLIGATIONS (net of current maturities)...   1,862,909       269,071        448,346
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net
  of current........................................     327,114            --             --
OTHER LONG-TERM LIABILITIES.........................      60,621        58,392         43,132
MINORITY INTEREST...................................   2,736,010       365,009        372,223
COMMITMENTS AND CONTINGENCIES.......................          --            --             --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized
  15,000,000 shares; no shares issued and
  outstanding.......................................          --            --             --
Common stock -- $.01 par value; authorized
  800,000,000 shares; issued and outstanding
  102,222,772; 72,188,386; and 87,430,586 shares,
  respectively......................................       1,022           722            874
Class B -- convertible common stock -- $.01 par
  value; authorized, 200,000,000 shares; issued and
  outstanding, 32,013,616; 20,450,112; and
  24,455,294 shares, respectively...................         320           204            244
Additional paid-in capital..........................   1,968,386     1,286,208      1,558,037
Accumulated deficit.................................     (69,670)     (112,892)      (103,601)
Unearned compensation...............................      (2,702)       (4,793)        (3,202)
Note receivable from key executive for common stock
  issuance..........................................      (4,998)       (4,998)        (4,998)
                                                      ----------    ----------     ----------
                                                       1,892,358     1,164,451      1,447,354
                                                      ----------    ----------     ----------
                                                      $7,713,436    $2,099,300     $2,670,796
                                                      ==========    ==========     ==========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                                                               NOTE
                                                                                            RECEIVABLE
                                                                                             FROM KEY
                                                                                            EXECUTIVE
                                      CLASS B                                                  FOR
                                    CONVERTIBLE   ADDITIONAL                                  COMMON
                           COMMON     COMMON       PAID-IN     ACCUMULATED     UNEARNED       STOCK
                           STOCK       STOCK       CAPITAL       DEFICIT     COMPENSATION    ISSUANCE      TOTAL
-------------------------------------------------------------------------------------------------------------------
                                                                (In thousands)

BALANCE AT JANUARY 1,
  1997................... $  720       $204       $1,284,815    $(116,662)     $(5,330)      $(4,998)    $1,158,749
Issuance of common stock
  upon exercise of stock
  options................      2         --              805           --           --            --            807
Income tax benefit
  related to executive
  stock options
  exercised..............     --         --              588           --           --            --            588
Amortization of unearned
  compensation related to
  stock options and
  equity participation
  plans..................     --         --               --           --          537            --            537
Net earnings for the
  three months ended
  March 31, 1997.........     --         --               --        3,770           --            --          3,770
                          ------       ----       ----------    ---------      -------       -------     ----------
BALANCE AT MARCH 31,
  1997................... $  722       $204       $1,286,208    $(112,892)     $(4,793)      $(4,998)    $1,164,451
                          ======       ====       ==========    =========      =======       =======     ==========

BALANCE AT JANUARY 1,
  1998................... $  874       $244       $1,558,037    $(103,601)     $(3,202)      $(4,998)    $1,447,354
Issuance of common stock
  upon exercise of stock
  options................      2         --            1,635           --           --            --          1,637
Income tax benefit
  related to executive
  stock options
  exercised..............     --         --            1,061           --           --            --          1,061
Issuance of stock in
  connection with
  Universal
  Transaction............     71         76          302,007           --           --            --        302,154
Issuance of stock in
  connection with
  conversion of
  debentures.............     75         --          105,646           --           --            --        105,721
Amortization of unearned
  compensation related to
  stock options and
  equity participation
  plans..................     --         --               --           --          500            --            500
Net earnings for the
  three months ended
  March 31, 1998.........     --         --               --       33,931           --            --         33,931
                          ------       ----       ----------    ---------      -------       -------     ----------
BALANCE AT MARCH 31,
  1998................... $1,022       $320       $1,968,386    $ (69,670)     $(2,702)      $(4,998)    $1,892,358
                          ======       ====       ==========    =========      =======       =======     ==========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 1998           1997
--------------------------------------------------------------------------------------
                                                                   (In thousands)
Cash flows from operating activities:
Net earnings................................................  $   33,931      $  3,770
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization.............................      47,268        21,499
  Amortization of program rights............................      78,238            --
  Deferred income taxes.....................................       4,064         7,615
  Equity in losses of unconsolidated affiliates.............       5,788         3,322
  Gain on disposition of broadcast station..................     (74,940)           --
  Minority interest.........................................       4,298          (400)
  Changes in current assets and liabilities:
     Accounts receivable....................................     (28,252)        3,189
     Inventories............................................      (2,129)      (12,240)
     Accounts payable.......................................      19,519        14,178
     Accrued liabilities....................................      63,683       (16,931)
  Payment for program rights................................     (84,329)           --
  Other, net................................................      (7,165)        5,536
                                                              ----------      --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........      59,974        29,538
                                                              ----------      --------
Cash flows from investing activities:
  Acquisition of Universal Transaction, net of cash
     acquired...............................................  (1,306,473)           --
  Acquisitions, net of cash acquired........................     (17,520)           --
  Capital expenditures, net.................................     (19,002)       (9,169)
  Capital contributions received............................          --         9,000
  Increase in long-term investments.........................     (12,472)       (1,159)
  Proceeds from long-term notes receivable..................         813           815
  Proceeds from disposition of broadcast station............      80,000            --
  Investment of broadcast station proceeds..................     (80,000)           --
  Payment of merger costs...................................     (10,680)         (341)
                                                              ----------      --------
          NET CASH USED IN INVESTING ACTIVITIES.............  (1,365,334)         (854)
                                                              ----------      --------
Cash flows from financing activities:
  Borrowings................................................   1,499,380            --
  Principal payments on long-term obligations...............    (149,502)      (30,534)
  Proceeds from issuance of common stock....................       1,637           806
                                                              ----------      --------
          NET CASH PROVIDED BY (USED) IN FINANCING
            ACTIVITIES......................................   1,351,515       (29,728)
                                                              ----------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      46,155        (1,044)
Cash and cash equivalents at beginning of period............     116,036        42,606
                                                              ----------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  162,191      $ 41,562
                                                              ==========      ========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- COMPANY HISTORY AND BASIS OF PRESENTATION

COMPANY HISTORY

     USA Networks, Inc. (the "Company" or "USAi"), formerly known as HSN, Inc., is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses.

     In December 1996, the Company consummated mergers with each of Home Shopping Network, Inc. ("Home Shopping") and Savoy Pictures Entertainment, Inc. ("Savoy") (the "Mergers"). In July, 1997, the Company acquired a controlling interest in Ticketmaster Group, Inc. ("Ticketmaster"). On March 20, 1998, the Company entered into a merger agreement with Ticketmaster regarding the acquisition by the Company in a tax-free merger of the remaining Ticketmaster common stock for 1.126 shares of Common Stock for each outstanding share of Ticketmaster common stock. On February 12, 1998, the Company acquired USA Networks, a New York general partnership, consisting of cable television networks USA Network and Sci-Fi Channel ("Networks"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram"), and the Company changed its name to USA Networks, Inc. (the "Universal Transaction") -- See Note C.

     Following the Universal Transaction, the Company engages in four principal areas of business:

     - HOME SHOPPING, which primarily engages in the electronic retailing business.

     - NETWORKS AND TELEVISION PRODUCTION, which includes Networks and Studios USA. Networks operates the USA Network and Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

     - USA BROADCASTING, which owns and operates television stations.

     - TICKETMASTER, which is the leading provider of automated ticketing services in the U.S.

BASIS OF PRESENTATION

     The interim Condensed Consolidated Financial Statements of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 1997.

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

     The Condensed Consolidated Financial Statements include the operations of USA Networks and Studios USA from the date of acquisition on February 12, 1998.

     Certain amounts in the Condensed Consolidated Financial Statements for the quarter ended March 31, 1997 have been reclassified to conform to the 1998 presentation.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K") for a summary of significant accounting policies.

                      USA NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all wholly-owned and majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     Investments in which the Company owns a 20%, but not in excess of a 50%, interest and where it can exercise significant influence over the operations of the investee, are accounted for using the equity method. All other investments are accounted for using the cost method. The Company periodically evaluates the recoverability of investments recorded under the cost method and recognizes losses if a decline in value is determined to be other than temporary.

REVENUE RECOGNITION

  Networks and Television Production

     Television production revenues are recognized as completed episodes are delivered. Generally, television programs are first licensed for network exhibition and foreign syndication, and subsequently for domestic syndication, cable television and home video. Certain television programs are produced and/or distributed directly for initial exhibition by local television stations, advertiser-supported cable television, pay television and/or home video. Television production advertising revenues (i.e., sales of advertising time received by Studios USA in lieu of cash fees for the licensing of program broadcast rights to a broadcast station ("barter syndication")) are recognized upon both the commencement of the license period of the program and the sale of advertising time pursuant to non-cancelable agreements, provided that the program is available for its first broadcast. Foreign minimum guaranteed amounts or inducement fees are recognized as revenues on the date of the license agreement, provided the program is available for exhibition.

     Networks advertising revenue is recognized in the period in which the advertising commercials are aired on cable networks. Provisions are recorded against advertising revenues for audience under deliveries ("makegoods"). Affiliate fees are recognized in the period during which the programming is provided.

EARNINGS PER SHARE

     Basic earnings per share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock that would share in the earnings of the Company.

COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net earnings or shareholders' equity.

     During the first quarter of 1998 and 1997, total comprehensive income substantially equaled net income.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

     Significant estimates underlying the accompanying consolidated financial statements and notes include the inventory carrying adjustment, sales return accrual, allowance for doubtful accounts, recoverability of intangibles

                      USA NETWORKS, INC. AND SUBSIDIARIES
and other long-lived assets, management's forecast of anticipated revenues from the distribution of television product in order to evaluate the ultimate recoverability of film inventory and amortization of program usage.

RECENTLY ISSUED PRONOUNCEMENTS

     During fiscal 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 requires disclosure of financial and descriptive information about an entity's reportable operating segments under the "management approach" as defined in the Statement. The Company will adopt SFAS 131 as of December 31, 1998. The impact of adoption of this standard on the Company's financial statements is not expected to be material.

FILM COSTS

     Film costs consist of direct production costs and production overhead, less accumulated amortization. Development roster (and related costs) and abandoned story and development costs are charged to production overhead. Film costs are stated at the lower of unamortized cost or estimated net realizable value on a production-by-production basis.

     Generally, the estimated ultimate costs of completed television productions are amortized, and participation expenses are accrued, for each production in the proportion that current period revenue recognized bears to the estimated future revenue to be received from all sources. Amortization and accruals are made under the individual film forecast method. Estimated ultimate revenues and costs are reviewed quarterly and revisions to amortization rates or write-downs to net realizable value are made as required.

     Film costs, net of amortization, classified as current assets include the portion of unamortized costs of television program productions allocated to network, first run syndication and initial international distribution markets. The allocated portion of released film costs expected to be recovered from secondary markets or other exploitation is reported as a noncurrent asset. Other costs relating to television productions, such as television program development costs, in-process productions and the television program library, are classified as noncurrent assets.

PROGRAM RIGHTS

     License agreements for program material are accounted for as a purchase of program rights. The asset related to the program rights acquired and the liability for the obligation incurred are recorded at their net present value when the license period begins and the program is available for its initial broadcast. The asset is amortized primarily based on the estimated number of airings. Amortization is computed generally on the straight-line basis as programs air; however, when management estimates that the first airing of a program has more value than subsequent airings, an accelerated method of amortization is used. Other costs related to programming, which include program assembly, commercial integration and other costs, are expensed as incurred. Management periodically reviews the carrying value of program rights and records write-offs, as warranted, based on changes in programming usage.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE C -- BUSINESS ACQUISITIONS

     In connection with the Universal Transaction, USAi paid Universal approximately $4.1 billion including a cash payment of approximately $1.63 billion, a portion of which ($300 million) has been deferred until no later than June 30, 1998, and an effective 45.8% interest in the Company (assuming completion of the Liberty transaction described below) through shares of common stock, par value $.01 per share, of the Company (the "Common Stock") and Class B common stock, par value $.01 per share, of the Company (the "Class B Common Stock"), and shares ("LLC Shares") of a newly formed limited liability company ("USANi LLC") which are exchangeable (subject to regulatory restrictions) into shares of Common Stock and Class B Common Stock. At the closing of the Universal Transaction, USAi contributed its Home Shopping business to USANi LLC, a subsidiary of USAi. Simultaneously with this transaction, the remaining 1,178,322 shares of Class B Common Stock, contingently issuable to Liberty in connection with the Mergers, were issued.

     The Investment Agreement, as amended and restated as of December 18, 1997, among the Company, Home Shopping, Universal and Liberty Media Corporation ("Liberty") (the "Investment Agreement"), relating to the Universal Transaction also contemplates that, on or prior to June 30, 1998, the Company and Liberty, a subsidiary of Tele-Communications, Inc. ("TCI"), will complete a transaction that involves a $300 million cash investment by Liberty in the Company through the purchase of LLC Shares. The Investment Agreement also provides that the Company, Liberty and Universal may agree prior to that date on the acquisition by the Company of as-yet unspecified assets owned or controlled by Liberty in exchange for LLC Shares, which transaction would reduce Liberty's cash purchase obligation by 45% of the value of the asset acquisition.

     The Universal Transaction has been accounted for using the purchase method of accounting . The purchase price of $4.1 billion including expenses, has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The fair value of the assets acquired and liabilities assumed are summarized below, along with the excess of the purchase price, including expenses, over the fair value of net assets, which has been assigned to goodwill.

============================================================================
                                                              (In thousands)
Current assets..............................................    $  478,000
Non-current assets..........................................       267,000
Goodwill....................................................     4,153,000
Current liabilities.........................................       420,000
Non-current liabilities.....................................       345,000

     The following unaudited pro forma condensed consolidated financial information for the quarters ended March 31, 1998 and 1997, is presented to show the results of the Company for the full periods, as if the Universal Transaction occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to goodwill, the reduction of programming costs for fair value adjustments related to purchase accounting and the elimination of intercompany revenues and expenses, and are not necessarily indicative of what the results would have been had the Universal Transaction actually occurred on the aforementioned dates.

--------------------------------------------------------------------------------------------
                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  --------------------------
                                                                    1998              1997
--------------------------------------------------------------------------------------------

                                                                  (In thousands, except per
                                                                         share data)
Net revenues................................................      $680,475          $623,282
Net earnings (loss).........................................        34,018            (9,999)
Basic earnings (loss) per common share......................      $    .26          $   (.09)
                                                                  ========          ========
Diluted earnings (loss) per common share....................      $    .15              (.09)
                                                                  ========          ========

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE D -- CREDIT FACILITIES AND CONVERTIBLE SUBORDINATED DEBENTURES

     On February 12, 1998, the Company, and certain of its subsidiaries, including USANi LLC as borrower, entered into a new $1.6 billion credit facility (the "New Facility") with a $40.0 million sub-limit for letters of credit. The New Facility was used to finance the Universal Transaction and to refinance the Company's existing facility. The New Facility consists of a $600.0 million revolving credit facility, a $750.0 million "Tranche A Term Loan" and a $250.0 million "Tranche B Term Loan". The revolving credit facility and Tranche A Term Loan mature on December 31, 2002 and the Tranche B Term Loan matures on December 31, 2003. The New Facility is guaranteed by, and secured by stock in, substantially all of the Company's material subsidiaries. The interest rate on borrowings under the New Facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. The interest rate under the New Facility was 7.2% at March 31, 1998. As of March 31, 1998, there was $1.445 billion in outstanding borrowings under the New Facility and $151.7 million was available for borrowing after taking into account outstanding letters of credit.

     As of March 1, 1998, the 5 7/8% Convertible Subordinated Debentures were converted into 7,499,022 shares of Common Stock.

NOTE E -- INCOME TAXES

     The Company's effective tax rate of 50% for the quarter ended March 31, 1998 is higher than the statutory rate due primarily to non-deductible goodwill and other acquired intangibles and state income taxes. During the remainder of 1998, the Company's effective tax rate is expected to be higher than the statutory rate as a result of the items mentioned above and higher than the first quarter rate because the gain on the sale of the Baltimore television station in the first quarter had the effect of lowering the Company's effective tax rate.

NOTE F -- CONSOLIDATED STATEMENTS OF CASH FLOWS

     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE QUARTER ENDED MARCH 31, 1998:

----------------------------------------------------------------------------
                                                              (In thousands)
     ACQUISITION OF USA NETWORKS AND STUDIOS USA
       Acquisition price....................................   $ 4,124,771
       Less: Amount paid in cash............................    (1,310,223)
                                                               -----------
       Total Non-Cash Consideration.........................   $ 2,814,548
                                                               ===========
     Components of Non-Cash Consideration:
       Deferred purchase price liability....................   $   300,000
       Issuance of Common Shares and Class B Shares.........       277,898
       Issuance of USANi LLC Shares.........................     2,236,650
                                                               -----------
                                                               $ 2,814,548
                                                               ===========

     Exchange of Minority Interest in USANi LLC for Deferred
      Purchase Price Liability..............................   $   122,711
                                                               ===========

     As of March 1, 1998 the 5 7/8% Convertible Subordinated Debentures were converted to 7,499,022 shares of Common Stock.

     In addition, during the quarter ended March 31, 1998, the Company acquired computer equipment through a capital lease totaling $15.5 million.

     In connection with the Universal Transaction, the Company issued 1,178,322 Class B Common Stock to Liberty, which represents the remaining contingently issuable shares in connection with the Merger.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE G -- INVENTORIES

------------------------------------------------------------------------------------------------
                                                         MARCH 31,             DECEMBER 31,
                                                           1998                    1997
                                                   ---------------------   ---------------------
INVENTORIES CONSIST OF                             CURRENT    NONCURRENT   CURRENT    NONCURRENT
------------------------------------------------------------------------------------------------
                                                                  (In thousands)
     Film costs:
       Released, less amortization...............  $ 94,945    $ 64,322
       In process and unreleased.................    18,613          --
     Programming costs, net of amortization......   133,226     100,503
     Merchandise held for sale...................   148,416          --    $151,100    $     --
     Other.......................................     4,813
                                                   --------    --------    --------    --------
               Total.............................  $400,013    $164,825    $151,100    $     --
                                                   ========    ========    ========    ========

     The Company estimates that approximately 70% of unamortized film costs (including amounts allocated under purchase accounting) at March 31, 1998 will be amortized within the next three years.

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

------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
SUMMARIZED OPERATING INFORMATION                               1998         1997
------------------------------------------------------------------------------------
                                                                  (In thousands)
     Net revenue............................................  $14,286     $ 17,659
     Operating expenses.....................................   15,028       19,757
     Operating loss.........................................     (742)      (2,098)
     Net loss...............................................   (1,590)      (3,652)

-----------------------------------------------------------------------------------------------
                                                                  MARCH 31,
                                                             -------------------   DECEMBER 31,
SUMMARY BALANCE SHEET INFORMATION                              1998       1997         1997
-----------------------------------------------------------------------------------------------
                                                                       (In thousands)
     Current assets........................................  $ 30,596   $ 42,789     $ 31,898
     Non-current assets....................................   284,983    288,099      289,381
     Current liabilities...................................    30,821     24,299       32,836
     Non-current liabilities...............................   106,521    123,449      110,470
     Minority interest.....................................   118,302    120,233      119,427

     Amounts include the operations of SF Broadcasting, which the Company has agreed to sell -- See Note J.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE I -- PROGRAM RIGHTS AND FILM COSTS

     As of March 31, 1998, the liability for program rights, representing future payments to be made under program contract agreements amounted to $486.7 million. Annual payments required are $120.9 million in 1998, $106.2 million in 1999, $40.8 million in 2000, $12.4 million in 2001, $3.8 million in 2002 and
$202.6 million in 2003 and thereafter. Amounts representing interest are $57.5 million and the present value of future payments is $429.2 million.

     As of March 31, 1998, the liability for film costs amounted to $138.7. Annual payments are $103.1 in 1998 and $35.6 in 1999.

     Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of March 31, 1998, the unrecorded commitments amounted to $855.6 million. Annual commitments are $123.7 million for the remainder of 1998, $119.7 million in 1999, $128.9 million in 2000, $137.0 million in 2001, $116.5 million in 2002 and
$229.8 million in 2003 and thereafter.

NOTE J -- BROADCAST STATION TRANSACTIONS

     On January 20, 1998, the Company consummated the sale of its Baltimore television station for $80.0 million resulting in a gain of $74.9 million during the first quarter of 1998.

     On March 30, 1998, the Company announced that it had signed an agreement to sell its interest in SF Broadcasting ("SF"), which owns and operates four television stations. The total consideration to be received for SF is $307 million, of which the Company's share is $120 million, net of repayment of bank debt outstanding. No significant gain or loss is expected to be realized on the disposition of these assets.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     USA Networks, Inc. (the "Company" or "USAi"), formerly known as HSN, Inc., is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses. At December 31, 1997, the Company owned a controlling interest in Ticketmaster Group, Inc. ("Ticketmaster"). On March 20, 1998, the Company and Ticketmaster entered into a merger agreement regarding the acquisition by the Company in a tax-free merger of the remaining Ticketmaster common stock for 1.126 shares of Common Stock for each outstanding share of Ticketmaster common stock. On February 12, 1998, the Company acquired cable television networks USA Network and Sci-Fi Channel ("Networks") as well as the domestic television production and distribution business of Universal Studio ("Studios USA") from Universal (the "Universal Transaction") and changed the Company's name to USA Networks, Inc. Following the Universal Transaction, the Company's principal areas of business are electronic retailing (through its Home Shopping business), the operation of cable networks and the production and distribution of television programming (through its Networks and television production business), the ownership and operation of television stations (through USA Broadcasting) and automated ticketing services (through Ticketmaster). During 1996, the Company merged with Home Shopping Network, Inc. ("Home Shopping") and Savoy Pictures Entertainment, Inc. ("Savoy"), (collectively, the "Mergers"). The acquisition of the controlling interest in Ticketmaster (the "Ticketmaster Transaction"), the Universal Transaction and the Mergers were accounted for using the purchase method of accounting.

     Prior to the Universal Transaction, the Company's principal areas of business were electronic retailing, ticketing operations and television broadcasting. The electronic retailing business operates two services, The Home Shopping Network and America's Store, (together "HSN"). The ticketing operations business sells over 70 million tickets a year through 2,900 retail center outlets, 25 telephone call centers and an Internet site and is the leading provider of automated ticketing services in the U.S. The television broadcasting business owns and operates eleven full-power UHF television stations (the "USA Stations") and four full-power VHF television stations ("SF Broadcasting"). Share numbers, earnings per share and conversion ratios reflect the Company's two-for-one stock split to holders of record at the close of business on March 12, 1998.

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

TRANSACTIONS AFFECTING THE COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     During the past two years, the Company has pursued several strategic initiatives that have resulted in the acquisition and development of several new businesses. As a result, the following changes should be considered when comparing the Company's results of operations and financial position. These include the Universal Transaction in February 1998 and the acquisition of a controlling interest in Ticketmaster in July 1997. The acquisitions caused a significant increase in net revenues, operating costs and expenses and operating profit. To enhance comparability, the discussion of consolidated results of operations is supplemented, where appropriate, with separate pro forma financial information that gives effect to the above transactions as if they had occurred at the beginning of the respective periods presented. The pro forma information is not necessarily indicative of the revenues and cost of revenues that would have actually been reported had the Universal Transaction and the Ticketmaster Transaction occurred at the beginning of the respective periods, nor is it necessarily indicative of future results.

A. CONSOLIDATED RESULTS OF OPERATIONS

     The following discussions present the material changes in the consolidated results of operations of the Company for the quarter ended March 31, 1998, compared with the quarter ended March 31, 1997. The operations of the quarter ended March 31, 1997, consist of the operations of Home Shopping, Savoy and USA Broadcasting while the operations of the quarter ended March 31, 1998 reflect Home Shopping, Savoy, USA Broadcasting, Ticketmaster and, since February 12, 1998, the results of USA Networks and Studios USA. Reference should also be made to the unaudited Condensed Consolidated Financial Statements included herein.

QUARTER ENDED MARCH 31, 1998 VS. QUARTER ENDED MARCH 31, 1997

     The Universal Transaction and the Ticketmaster Transaction resulted in significant increases in net revenues, operating costs and expenses, other income (expense) and income taxes and will continue to materially impact the Company's operations for the remainder of 1998 when compared to 1997, and accordingly, no significant discussion of these fluctuations is presented.

NET REVENUES

     For the quarter ended March 31, 1998, revenues increased $244 million compared to 1997 primarily due to increases of $166 million and $93 million from the Networks and television production business and Ticketmaster, respectively, offset by a $12 million decrease at Home Shopping.

OPERATING COSTS AND EXPENSES

     For the quarter ended March 31, 1998, total operating costs and expenses increased $232 million compared to 1997 primarily due to increases of $138 million and $88 million from the Networks and television production business and Ticketmaster, respectively.

OTHER INCOME (EXPENSE), NET

     For the quarter ended March 31, 1998, interest income increased $2.3 million compared to 1997 due to higher cash balances of the combined entities, specifically from Ticketmaster.

     For the quarter ended March 31, 1998, interest expense increased $20.1 million compared to 1997 primarily due to interest incurred on the new credit facility to finance the Universal Transaction and non-cash interest expense on long-term program liabilities at the Networks and television production business.

     For the quarter ended March 31, 1998, other expense increased $6.0 million compared to 1997 primarily due to equity losses relating to foreign investments at Home Shopping and losses from an international joint venture at the Networks and television production business.

INCOME TAXES

     The Company's effective tax rate of 50% for the quarter ended March 31, 1998 is higher than the statutory rate due primarily to non-deductible goodwill and other acquired intangible and state income taxes. During the remainder of 1998, the Company's effective tax rate is expected to be higher than the statutory rate as a result of the items mentioned above and higher than the first quarter rate because the gain on the sale of the Baltimore television station in the first quarter had the effect of lowering the Company's effective tax rate.

MINORITY INTEREST

     For the quarter ended March 31, 1998, minority interest represents Universal's ownership interest in USANi LLC for the period February 12 through March 31, 1998, Liberty's ownership interest in Home Shopping, Fox Broadcasting Company's 50% ownership interest in SF Broadcasting and the public's ownership interest in Ticketmaster.

PRO FORMA QUARTER ENDED MARCH 31, 1998 VS. PRO FORMA QUARTER
ENDED MARCH 31, 1997

     The following unaudited pro forma operating results of the Company presents combined results of operations as if the Universal Transaction and Ticketmaster Transaction had occurred on January 1, 1998 and 1997, respectively.

     The Unaudited Combined Condensed Pro Forma Statements of Operations are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had any of the transactions occurred as of January 1, 1998 and 1997, nor are they necessarily indicative of future results of operations.

                      USA NETWORKS, INC. AND SUBSIDIARIES

        UNAUDITED COMBINED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1998          1997
------------------------------------------------------------------------------------
                                                              (In thousands, except
                                                                 per share data)
NET REVENUES:
  Home Shopping.............................................  $249,196      $261,418
  Ticketing operations......................................    93,235        80,655
  Networks and television production........................   323,526       263,076
  Other.....................................................    14,518        18,133
                                                              --------      --------
          Total net revenues................................   680,475       623,282
Operating costs and expenses:
  Cost of sales.............................................   342,186       322,395
  Program and other costs...................................   215,343       205,862
  Depreciation and amortization.............................    60,492        55,579
                                                              --------      --------
          Total operating costs and expenses................   618,021       583,836
                                                              --------      --------
          Operating profit..................................  $ 62,454      $ 39,446
                                                              ========      ========

     For the quarter ended March 31, 1998, pro forma revenues for the Company increased $57 million, or 9.2%, to $680 million from $623 million compared to 1997. For the quarter ended March 31, 1998, cost of revenues and other costs increased $29 million, or 5.5%, to $557 million from $528 million compared to 1997.

     For the quarter ended March 31, 1998, pro forma EBITDA increased $28 million, or 29.4%, to $123 million from $95 million compared to 1997.

     The following discussion provides an analysis of the aforementioned increases in pro forma revenues and costs of revenues and other costs by significant business segment.

  Electronic Retailing

     Net revenue for the quarter ended March 31, 1998 decreased by $12.2 million, or 4.7%, to $249.2 million from $261.4 million compared to 1997. The decrease primarily results from an unanticipated shift in consumer demand away from jewelry to hardgoods, which includes consumer electronics, collectibles and housewares. The shift resulted in not having the necessary mix of inventory to satisfy consumer demand and resulted in the sale of certain inventory at lower prices.

     Net sales of HSN decreased $12.2 million, or 4.7%, for the quarter ended March 31, 1998, reflecting a 4.0% decrease in the average price per unit sold on a comparable number of packages shipped compared to the quarter ended March 31, 1997.

     Cost of revenues and other costs increased by $3.7 million, or 1.8%, to $219.1 million from $215.4 million. This increase resulted primarily from the sale of merchandise at lower gross margins (38.9% in 1998 compared to 41.7% in 1997) and from disengagement costs for certain affiliates, severance costs for the call center and higher merchandising personnel costs.

     EBITDA for the quarter ended March 31, 1998 decreased $16.0 million, or 34.7%, to $30.0 million from $46.0 million compared to 1997.

  Ticketing Operations

     Net revenue for the quarter ended March 31, 1998 increased by $12.6 million, or 15.6%, to $93.2 million from $80.6 million compared to 1997. The increase primarily resulted from an increase in the number of tickets sold, including a significant increase in the number of tickets (400,000) sold on-line.

     Cost of revenues and other costs increased by $10.3 million, or 14.9%, to $79.3 million from $69.0 million. This increase resulted primarily from higher ticketing operation costs as a result of higher ticketing revenue.

     EBITDA for the quarter ended March 31, 1998 increased $2.3 million, or 19.8%, to $13.9 million from $11.6 million compared to 1997.

  Networks and Television Production

     Net revenue for the quarter ended March 31, 1998 increased by $60.4 million, or 23.0%, to $323.5 million from $263.1 million compared to 1997. The increase primarily resulted from an increase in advertising revenues at USA Network and Sci-Fi channels, an increase in affiliate revenues at both networks and increased deliveries of both network product and first run product at the television production business. Also contributing to higher revenues was the increase in ratings of USA Network in the first quarter 1998 compared to 1997.

     Cost of revenues and other costs increased by $15.6 million, or 7.0%, to $239.6 million from $224.0 million. This increase results primarily from the cost of increased deliveries of network and first run product, partially offset by the lower cost of programming on USA Network.

     EBITDA for the quarter ended March 31, 1998 increased $44.9 million, or 115.1%, to $83.9 million from $39.0 million compared to 1997.

  Broadcasting and Other

     Other revenue includes revenue generated from the distribution of films from the Savoy library acquired as a result of the Mergers and broadcasting revenue from the SF stations.

     Other costs of revenues and other costs include the costs to generate the Savoy revenues, the SF Broadcasting station costs, corporate expenses and $2.3 million of cost in the quarter ended March 31, 1998 to launch the Miami station.

B. FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $60.0 million for the quarter ended March 31, 1998. These cash proceeds were used to pay for capital expenditures of $19.0 million, and pay for long-term investments of $12.5 million.

     Consolidated capital expenditures for the quarter ended March 31, 1998 relate in part to the build-out of the Miami station. Consolidated capital expenditures are expected to range from $70.0 million to $95.0 million in 1998.

     On February 12, 1998, the Company, and certain of its subsidiaries, including USANi LLC as borrower, entered into a new $1.6 billion credit facility (the "New Facility") with a $40.0 million sub-limit for letters of credit. The New Facility was used to finance the Universal Transaction and to refinance the Company's existing $275.0 million revolving credit facility. The New Facility consists of a $600.0 million revolving credit facility, a $750.0 million "Tranche A Term Loan" and a $250.0 million "Tranche B Term Loan". The revolving credit facility and Tranche A Term Loan mature on December 31, 2002 and the Tranche B Term Loan matures on December 31, 2003. The New Facility is guaranteed by, and secured by stock in, substantially all of the Company's material subsidiaries. The interest rate on borrowings under the New Facility is tied to an Alternate Base Rate or the London InterBank Offered Rate, in each case, plus an applicable margin. As of May 6, 1998, there was $1.410 billion in outstanding borrowings under the New Facility and $188.8 million was available for borrowings after taking into account outstanding letters of credit.

     On February 12, 1998, the Company completed the Universal Transaction. The consideration paid to Universal included a cash payment of $1.63 billion a portion of which ($300.0 million) was deferred until no later than June 30, 1998. The Investment Agreement relating to the Universal Transaction also contemplates that, on or prior to June 30, 1998, the Company and Liberty, will complete a transaction that involves a $300.0 million cash investment by Liberty in the Company through the purchase of USANi LLC Shares or, if agreed upon among the Company, Liberty and Universal, the acquisition by the Company of assets owned or controlled by Liberty in exchange for USANi LLC Shares. An asset transaction with Liberty would reduce Liberty's cash purchase obligation by 45% of the value of the assets acquired.

     Pursuant to the Investment Agreement, the Company has granted to Universal and Liberty preemptive rights with respect to future issuances of USAi Common Stock and USAi Class B Common Stock, which generally allow Universal and Liberty the right to maintain an ownership percentage equal to the ownership percentage such entity held immediately prior to such issuance. In addition, Universal has certain mandatory purchase obligations with respect to USAi Common Stock (or USANi LLC shares), and with respect to the pending Ticketmaster Transaction.

     In connection with the Universal Transaction, the Company entered into a joint venture agreement relating to the development of international general entertainment television channels including international versions of USA Network, Sci-Fi Channel and Universal's action/adventure channel 13th Street. Unless the Company elects to have Universal buy out its interest in the venture, the Company and Universal will be 50-50 partners in the venture, which will be managed by Universal. USANi LLC and Universal have each committed to contribute $100 million in capital in the venture over a number of years.

     The Company is implementing its plans to disaffiliate its station in the Miami, Florida market in 1998. The Company will incur expenditures to develop programming and promotion of this station, which during the development and transitional stage, may not be offset by sufficient advertising revenues. The Company may also transition additional broadcasting stations to the new format later in 1998. The Company believes that the process of disaffiliation can be successfully managed so as not to have a material adverse effect on the Company and so as to maximize the value of the broadcasting stations.

     In connection with the Universal Transaction and other strategic initiatives, the Company anticipates that it will need to invest working capital in connection with the development and expansion of its overall operations.

     The maximum amount available under Ticketmaster's credit agreement was $165.0 at March 31, 1998 and will decrease to $150.0 million at December 31, 1998. At May 6, 1998, Ticketmaster had $142.0 million in outstanding borrowings under its credit agreement and $23.0 million was available for borrowing.

     During 1998, management expects to pay cable distribution fees of approximately $25.0 million to $40.0 million, relating to new and current contracts with cable systems operators to carry Home Shopping's programming.

     During the quarter ended March 31, 1998, the Company received cash proceeds of $1.6 million from the exercise of 173,100 options to purchase the Company's common stock. At May 6, 1998, 10.6 million options to purchase the Company's common stock were outstanding and exercisable at prices ranging between $1.00 and $24.75. The exercise of such options would result in a cash inflow to the Company of $109.4 million.

     On January 20, 1998, the Company consummated the sale of its Baltimore, Maryland television station for $80.0 million. The Company has also entered into an agreement to acquire a television station serving the Atlanta, Georgia, market and an agreement to acquire the remaining interest in an entity partially owned by the Company, which owns television stations serving the Orlando, Florida and Rapid City, South Dakota markets. The aggregate purchase prices for these transactions is approximately $67.0 million. The proceeds from the sale of the Baltimore station are temporarily invested and will be used to complete the purchase of the Atlanta station.

     On January 28, 1998, Blackstar, an equity affiliate, consummated the sale of one of its television broadcast stations. This resulted in termination of the Company's affiliation agreement, and changed the Company's ownership to 45%. The Company also received $1.0 million in cash and $3.0 million in preferred stock in connection with the disaffiliation. The company also will receive $15.0 million in connection with disaffiliations of two other stations.

     As of March 1, 1998, the Company redeemed, at a redemption price of 104.7% of the principal amount, all of Home Shopping's outstanding 5.875% Convertible Subordinated Debentures (the "Home Shopping Debentures"). The Home Shopping Debentures were all converted by the holders into 7,499,022 shares of USAi Common Stock on or prior to the Redemption Date. In connection with its preemptive and mandatory rights with respect to issuances of shares by the Company, Universal exercised its right in connection with the redemption of the Home Shopping Debentures which resulted in the issuance of 6,135,563 USANi LLC shares, generating an increase in minority interest in USANi LLC of $122.7 million. This amount reduced the Company's deferred purchase price liability by that amount. In addition to the Universal purchase described in this paragraph, Universal and Liberty have both exercised certain optional preemptive rights (related to the redemption of the Home Shopping Debentures) for the maximum number of either USAi shares or USANi LLC shares, as the case may be, for which the rights are exercisable. These purchases are conditioned upon the transaction receiving the required clearances under the Hart-Scott-Rodino Antitrust Improvements Act, which are pending. Upon consummation of the transaction, USAi and/or USANi LLC will, as the case may be, issue an additional 8,540,594 shares, generating proceeds and reducing the deferred purchase price liability by approximately $170.8 million in the aggregate.

     On February 20, 1998, the Company's Board of Directors approved the declaration of a dividend to its stockholders in the form of a distribution of one share of USAi common stock for each share of common stock outstanding to holders of record as of the close of business on March 12, 1998. The payment date for the dividend was March 26, 1998. The two-for-one stock split also included an identical stock dividend with respect to the Company's Class B Common Stock, paid in the form of one share of USAi Class B Common Stock for each share of Class B Stock outstanding as of the close of business on March 12, 1998.

     In Management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet the Company's foreseeable needs.

     During the quarter ended March 31, 1998, the Company did not pay any cash dividends, and none are permitted under the Company's existing credit facility.

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

SEASONALITY

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended March 31, 1998 for each line of business, and for the Company as a whole, are not necessarily indicative of results for the full year.

     The Company believes seasonality impacts its electronic retailing segment but not to the same extent it impacts the retail industry in general.

     Networks and television revenues are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

     Ticketing operations revenues are occasionally impacted by fluctuation in the availability of events for sale to the public.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the Jovon litigation, previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K"), Jovon Broadcasting Corporation's petition for reconsideration by the Federal Communications Commission of its 1996 ruling regarding USA Capital Corporation's option to acquire a 45 percent interest in Jovon remains pending. On January 9, 1998, the Circuit Court of Pinellas County, Florida denied Jovon's motion to dismiss litigation brought by certain entities controlled by the Company against Jovon. However, the court stayed the action for a period of six months. A status conference is expected to be held in July 1998, at which time the court will decide whether an extension of the stay is warranted.

     The following is based on information available to the Company, as previously disclosed by Ticketmaster in its Annual Report on Form 10-K for the fiscal year ended January 31, 1998:

     During 1994, Ticketmaster was named as a defendant in 16 federal class action lawsuits filed in United States District Courts purportedly on behalf of consumers who were alleged to have purchased tickets to various events through Ticketmaster. These lawsuits alleged that Ticketmaster's activities violated antitrust laws. On December 7, 1994, the Judicial Panel on Multidistrict Litigation transferred all of the lawsuits to the United States District Court for the Eastern District of Missouri (the "District Court") for coordinated and consolidated pretrial proceedings. After an amended and consolidated complaint was filed by the plaintiffs, Ticketmaster filed a motion to dismiss and, on May 31, 1996, the District Court granted that motion ruling that the plaintiffs had failed to state a claim upon which relief could be granted. On April 10, 1998, the Court of Appeals issued an opinion affirming the district court's ruling that the plaintiffs in the consolidated consumer class action lawsuit lack standing to pursue their claims for damages under the antitrust laws. However, the Appellate Court held that the plaintiffs' status as indirect purchasers of Ticketmaster's services did not bar them from seeking injunctive relief against Ticketmaster.

     Ticketmaster has stated that the Court's affirmance of the decision prohibiting plaintiffs from obtaining monetary damages against Ticketmaster eliminates the substantial portion of plaintiffs' claims. With respect to injunctive relief, the Antitrust Division of the United States Department of Justice had previously investigated Ticketmaster for in excess of 15 months and closed its investigation with no suggestion of any form of injunctive relief or modification of the manner in which Ticketmaster does business.

     The Company is engaged in various other lawsuits either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material impact on the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     As previously reported in the Company's 1997 Form 10-K, on February 11, 1998, the Company's stockholders approved certain amendments to the Certificate of Incorporation of the Company. These amendments and their effect upon the holders of Common Stock and Class B Common Stock were previously reported in the Company's Proxy Statement, dated January 12, 1998, relating to its 1998 Annual Meeting of Stockholders under the headings "The Annual Meeting -- Description of Proposals and HSNi Board Recommendations -- Authorized Capital Stock Proposal; Ownership Proposal; Name Change Proposal; Director Number Proposal; and Removal Proposal".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  2.2     --   Investment Agreement among Universal Studios, Inc., HSN,
               Inc., Home Shopping Network, Inc. and Liberty Media
               Corporation dated as of October 19, 1997, as amended and
               restated as of December 18, 1997, filed as Appendix A to the
               Company's Definitive Proxy Statement, January 12, 1998, is
               incorporated herein by reference.
  3.1     --   Restated Certificate of Incorporation of the Registrant,
               filed as Exhibit 3.1 to the Company's Form 8-K, February 23,
               1998, is incorporated herein by reference.
  3.2     --   Amended and Restated By-Laws of the Registrant, filed as
               Exhibit 3.1 to the Company's Form 8-K, January 9, 1998, is
               incorporated herein by reference.
  4.1     --   Form of Common Stock Certificate filed as Exhibit 4.6 to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1997 (the "1997 10-K") is incorporated
               herein by reference.
 10.1     --   $1,600,000,000 Credit Agreement dated February 12, 1998
               among USA Networks, Inc., USANi LLC, as Borrower, Various
               Lenders, The Chase Manhattan Bank as Administrative Agent,
               Syndication Agent and Collateral Agent, and Bank of America
               National Trust & Savings Association and The Bank of New
               York as Co-Documentation Agents, filed as Exhibit 10.50 to the 1997 10-K is incorporated herein by reference.
 10.2     --   Form of Governance Agreement among HSN, Inc., Universal
               Studios, Inc., Liberty Media Corporation and Barry Diller,
               dated as of October 19, 1997, filed as Appendix B to the
               Company's Definitive Proxy Statement, January 12, 1998, is
               incorporated herein by reference.
 10.3     --   Form of Stockholders Agreement among Universal Studios,
               Inc., Liberty Media Corporation, Barry Diller, HSN, Inc. and
               The Seagram Company Ltd. dated as of October 19, 1997, filed as Appendix C to the Company's Definitive Proxy Statement,
               January 12, 1998, is incorporated herein by reference.
 10.4     --   Form of Spinoff Agreement between Liberty Media Corporation and Universal Studios, Inc., dated as of October 19, 1997, filed as Appendix D to the Company's Definitive Proxy
               Statement, January 12, 1998, is incorporated herein by
               reference.
*10.5     --   HSN, Inc. 1997 Stock and Annual Incentive Plan filed as
               Appendix F to the Company's Definitive Proxy Statement,
               January 12, 1998, is incorporated herein by reference.
*10.6     --   Employment Agreement between Jed B. Trosper and Home
               Shopping Network, Inc. dated January 13, 1997, filed as
               Exhibit 10.55 to the 1997 10-K is incorporated herein by
               reference.
*10.7     --   Employment Agreement between Thomas J. Kuhn and HSN, Inc.
               dated February 9, 1998, filed as Exhibit 10.56 to the 1997
               10-K is incorporated herein by reference.
*10.8     --   Employment Agreement between Dara Khosrowshahi and USA
               Networks, Inc., dated March 2, 1998, filed as Exhibit 10.57 to the 1997 10-K is incorporated herein by reference.
*10.9     --   Employment Agreement between Michael P. Durney and USA
               Networks, Inc. dated March 30, 1998.
*10.10    --   HSN, Inc. Retirement Savings Plan filed as Exhibit 10.58 to the 1997 10-K is incorporated herein by reference.
 10.11    --   Amended and Restated Limited Liability Company Agreement of
               USANi LLC, dated as of February 12, 1998, filed as Exhibit
               10.59 to the 1997 10-K, is incorporated herein by reference.
 10.12    --   Exchange Agreement dated as of October 19, 1997 by and among
               HSN, Inc. (renamed USA Networks, Inc.), Universal Studios,
               Inc. (and certain of its subsidiaries) and Liberty Media
               Corporation (and certain of its subsidiaries), filed as
               Exhibit 10.60 to the 1997 10-K, is incorporated herein by
               reference.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.13    --   Agreement and Plan of Merger by and among USA Networks,
               Inc., Brick Acquisition Corp. and Ticketmaster Group, Inc.
               dated as of March 20, 1998, filed as Exhibit 10.61 to the
               1997 10-K, is incorporated herein by reference.
 27.1     --   Financial Data Schedule (for SEC use only)
 27.2     --   Restated Financial Data Schedule

---------------

* Reflects management contracts and compensatory plans.

     (b) Reports on Form 8-K

     A current report on Form 8-K/A dated February 13, 1996 was filed by the Company on January 9, 1998 announcing a change in the Company's certified public accountant.

     A current report on Form 8-K dated January 9, 1998 was filed by the Company on January 16, 1998 containing amended and restated by-laws adopted on January 9, 1998.

     A current report on Form 8-K dated January 23, 1998 was filed by the Company on January 23, 1998 announcing Home Shopping Network, Inc.'s election to redeem all of the outstanding Home Shopping Network 5.875% Convertible Subordinated Debentures due March 1, 2006.

     A current report on Form 8-K dated February 12, 1998 was filed by the Company on February 13, 1998 announcing the closing of the transaction between HSN, Inc. and Universal Studios, Inc.

     A current report on Form 8-K dated February 23, 1998 was filed by the Company on February 23, 1998 announcing a two-for-one stock split and the filing of the Company's Restated Certificate of Incorporation.

     A current report on Form 8-K dated March 26, 1998 was filed by the Company on April 1, 1998 announcing the completion of the two-for-one stock split.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            USA NETWORKS, INC.
                                          --------------------------------------
                                            (Registrant)

                 Dated              May 15, 1998  /s/ BARRY DILLER
        ----------------------------------------  --------------------------------------------------------
                                                  Barry Diller
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                 Dated              May 15, 1998  /s/ VICTOR A. KAUFMAN
        ----------------------------------------  --------------------------------------------------------
                                                  Victor A. Kaufman
                                                  Office of the Chairman,
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                 Dated              May 15, 1998  /s/ MICHAEL P. DURNEY
        ----------------------------------------  --------------------------------------------------------
                                                  Michael P. Durney
                                                  Vice President, Controller
                                                  (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
  2.2     --   Investment Agreement among Universal Studios, Inc., HSN,
               Inc., Home Shopping Network, Inc. and Liberty Media
               Corporation dated as of October 19, 1997, as amended and
               restated as of December 18, 1997, filed as Appendix A to the
               Company's Definitive Proxy Statement, January 12, 1998, is
               incorporated herein by reference.
  3.1     --   Restated Certificate of Incorporation of the Registrant,
               filed as Exhibit 3.1 to the Company's Form 8-K, February 23,
               1998, is incorporated herein by reference.
  3.2     --   Amended and Restated By-Laws of the Registrant, filed as
               Exhibit 3.1 to the Company's Form 8-K, January 9, 1998, is
               incorporated herein by reference.
  4.1     --   Form of Common Stock Certificate filed as Exhibit 4.6 to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1997 (the "1997 10-K") is incorporated
               herein by reference.
 10.1     --   $1,600,000,000 Credit Agreement dated February 12, 1998
               among USA Networks, Inc., USANi LLC, as Borrower, Various
               Lenders, The Chase Manhattan Bank as Administrative Agent,
               Syndication Agent and Collateral Agent, and Bank of America
               National Trust & Savings Association and The Bank of New
               York as Co-Documentation Agents, filed as Exhibit 10.50 to the 1997 10-K is incorporated herein by reference.
 10.2     --   Form of Governance Agreement among HSN, Inc., Universal
               Studios, Inc., Liberty Media Corporation and Barry Diller,
               dated as of October 19, 1997, filed as Appendix B to the
               Company's Definitive Proxy Statement, January 12, 1998, is
               incorporated herein by reference.
 10.3     --   Form of Stockholders Agreement among Universal Studios,
               Inc., Liberty Media Corporation, Barry Diller, HSN, Inc. and
               The Seagram Company Ltd. dated as of October 19, 1997, filed as Appendix C to the Company's Definitive Proxy Statement,
               January 12, 1998, is incorporated herein by reference.
 10.4     --   Form of Spinoff Agreement between Liberty Media Corporation and Universal Studios, Inc., dated as of October 19, 1997, filed as Appendix D to the Company's Definitive Proxy
               Statement, January 12, 1998, is incorporated herein by
               reference.
*10.5     --   HSN, Inc. 1997 Stock and Annual Incentive Plan filed as
               Appendix F to the Company's Definitive Proxy Statement,
               January 12, 1998, is incorporated herein by reference.
*10.6     --   Employment Agreement between Jed B. Trosper and Home
               Shopping Network, Inc. dated January 13, 1997, filed as
               Exhibit 10.55 to the 1997 10-K is incorporated herein by
               reference.
*10.7     --   Employment Agreement between Thomas J. Kuhn and HSN, Inc.
               dated February 9, 1998, filed as Exhibit 10.56 to the 1997
               10-K is incorporated herein by reference.
*10.8     --   Employment Agreement between Dara Khosrowshahi and USA
               Networks, Inc., dated March 2, 1998, filed as Exhibit 10.57 to the 1997 10-K is incorporated herein by reference.
*10.9     --   Employment Agreement between Michael P. Durney and USA
               Networks, Inc. dated March 30, 1998.
*10.10    --   HSN, Inc. Retirement Savings Plan filed as Exhibit 10.58 to the 1997 10-K, is incorporated herein by reference.
 10.11    --   Amended and Restated Limited Liability Company Agreement of
               USANi LLC, dated as of February 12, 1998, filed as Exhibit
               10.59 to the 1997 10-K is incorporated herein by reference.

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
 10.12    --   Exchange Agreement dated as of October 19, 1997 by and among
               HSN, Inc. (renamed USA Networks, Inc.), Universal Studios,
               Inc. (and certain of its subsidiaries) and Liberty Media
               Corporation (and certain of its subsidiaries), filed as
               Exhibit 10.60 to the 1997 10-K, is incorporated herein by
               reference.
 10.13    --   Agreement and Plan of Merger by and among USA Networks,
               Inc., Brick Acquisition Corp. and Ticketmaster Group, Inc.
               dated as of March 20, 1998, filed as Exhibit 10.61 to the
               1997 10-K, is incorporated herein by reference.
 27.1     --   Financial Data Schedule (for SEC use only)
 27.2     --   Restated Financial Data Schedule

---------------

* Reflects management contracts and compensatory plans.