Form 10-Q
period 1998-06-30
USA NETWORKS INC
filed 1998-08-10
CIK 891103

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 7, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     As of July 31, 1998, there were outstanding 123,937,329 shares of Common Stock and 31,181,726 shares of Class B Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 1998 was $2,806,772,436.

     Assuming the conversion, as of July 31, 1998, of all equity securities of the Registrant and its affiliates convertible into or exchangeable for Common Stock, the Registrant would have had outstanding 330,010,256 shares of Common Stock with an aggregate market value of $9,652,799,988.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      USA NETWORKS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                --------------------    ----------------------
                                                  1998        1997         1998         1997
----------------------------------------------------------------------------------------------
                                                    (In thousands, except per share data)
NET REVENUES
  Networks and television production........    $309,841    $     --    $  476,003    $     --
  Electronic retailing......................     269,852     248,469       515,235     507,187
  Ticketing operations......................     101,169          --       194,404          --
  Internet services.........................       4,720       2,481         8,533       5,181
  Broadcasting and other....................      17,811      14,735        32,329      32,869
                                                --------    --------    ----------    --------
          Total net revenues................    $703,393    $265,685    $1,226,504    $545,237
                                                --------    --------    ----------    --------
Operating costs and expenses:
  Cost related to revenues..................     176,295     149,503       340,659     308,118
  Program costs.............................     168,785          --       258,923          --
  Other costs...............................     225,000      74,920       411,570     151,489
  Depreciation and amortization.............      57,838      20,532       105,107      41,491
                                                --------    --------    ----------    --------
          Total operating costs and
            expenses........................     627,918     244,955     1,116,259     501,098
                                                --------    --------    ----------    --------
          Operating income..................      75,475      20,730       110,245      44,139
                                                --------    --------    ----------    --------
Other income (expense):
  Interest income...........................       4,106       1,172         7,710       2,513
  Interest expense..........................     (41,676)     (6,468)      (68,829)    (13,490)
  Gain on disposition of broadcast
     station................................          --          --        74,940          --
  Miscellaneous.............................      (7,035)     (3,031)      (16,255)     (6,260)
                                                --------    --------    ----------    --------
                                                 (44,605)     (8,327)       (2,434)    (17,237)
                                                --------    --------    ----------    --------
Earnings before income taxes and minority
  interest..................................      30,870      12,403       107,811      26,902
Income tax expense..........................     (17,461)     (9,546)      (56,173)    (20,675)
Minority interest...........................     (16,449)       (385)      (20,747)         15
                                                --------    --------    ----------    --------
NET EARNINGS (LOSS).........................    $ (3,040)   $  2,472    $   30,891    $  6,242
                                                ========    ========    ==========    ========
Net earnings (loss) per common share........
     Basic..................................    $   (.02)   $    .03    $      .24    $    .06
                                                ========    ========    ==========    ========
     Diluted................................    $   (.02)   $    .02    $      .16    $    .06
                                                ========    ========    ==========    ========
Weighted average shares outstanding.........     136,631      97,952       129,950      97,854
                                                ========    ========    ==========    ========
Weighted average diluted shares
  outstanding...............................     136,631     103,898       248,756     102,604
                                                ========    ========    ==========    ========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                              JUNE 30,
                                                      ------------------------    DECEMBER 31,
ASSETS                                                   1998          1997           1997
----------------------------------------------------------------------------------------------
                                                                   (In thousands)
CURRENT ASSETS
Cash and cash equivalents...........................  $  135,878    $   30,795     $  116,036
Accounts and notes receivable, net..................     284,038        53,618         96,867
Inventories, net....................................     396,821       127,167        151,100
Deferred income taxes...............................      36,978        32,366         39,956
Other current assets, net...........................      27,962         5,421         16,723
                                                      ----------    ----------     ----------
          Total current assets......................     881,677       249,367        420,682

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment....................     211,272       100,493        145,701
Buildings and leasehold improvements................      94,537        63,467         83,851
Furniture and other equipment.......................      32,112        19,684         39,498
                                                      ----------    ----------     ----------
                                                         337,921       183,644        269,050
  Less accumulated depreciation and amortization....    (134,818)      (82,235)      (120,793)
                                                      ----------    ----------     ----------
                                                         203,103       101,409        148,257
Land................................................      16,657        14,956         16,602
Projects in progress................................      22,423        11,719         15,262
                                                      ----------    ----------     ----------
                                                         242,183       128,084        180,121
OTHER ASSETS
Intangible assets, net..............................   6,482,424     1,518,539      1,862,128
Cable distribution fees, net ($43,360, $38,643, and
  $46,459, respectively, to related parties)........     101,868       108,767        111,292
Long-term investments and receivables ($3,507,
  $17,647, and $8,353, respectively, in related
  parties)..........................................     122,307        45,971         59,780
Inventories, net....................................     175,103            --             --
Deferred income taxes...............................      74,284         4,580          3,541
Deferred charges and other, net.....................     101,983        28,425         33,252
                                                      ----------    ----------     ----------
                                                      $8,181,829    $2,083,733     $2,670,796
                                                      ==========    ==========     ==========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                              JUNE 30,
                                                      ------------------------    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1998          1997           1997
----------------------------------------------------------------------------------------------
                                                                   (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations.........  $   56,557    $    9,563     $   12,918
Accounts payable, trade.............................     185,239        86,797        111,214
Accounts payable, client accounts...................      86,818            --         73,887
Obligations for program rights and film costs.......     197,566            --             --
Cable distribution fees payable ($18,662, $8,637 and
  $19,091, respectively, to related parties)........      28,500        32,507         43,553
Other accrued liabilities...........................     328,494        76,834        118,169
                                                      ----------    ----------     ----------
          Total current liabilities.................     883,174       205,701        359,741

LONG-TERM OBLIGATIONS (net of current maturities)...   1,284,566       291,564        448,346
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net
  of current........................................     372,296            --             --
OTHER LONG-TERM LIABILITIES.........................      61,836        50,029         43,132
MINORITY INTEREST...................................   3,113,560       365,541        372,223
COMMITMENTS AND CONTINGENCIES.......................          --            --             --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized
  15,000,000 shares; no shares issued and
  outstanding.......................................          --            --             --
Common stock -- $.01 par value; authorized
  800,000,000 shares; issued and outstanding
  123,777,929; 72,498,002; and 87,430,586 shares,
  respectively......................................       1,237           725            874
Class B -- convertible common stock -- $.01 par
  value; authorized, 200,000,000 shares; issued and
  outstanding, 31,181,726; 20,450,112; and
  24,455,294 shares, respectively...................         312           204            244
Additional paid-in capital..........................   2,529,380     1,289,600      1,558,037
Accumulated deficit.................................     (72,710)     (110,420)      (103,601)
Unrealized gain in available for sale securities....      16,832            --             --
Foreign currency translation........................      (1,457)           --             --
Unearned compensation...............................      (2,199)       (4,213)        (3,202)
Note receivable from key executive for common stock
  issuance..........................................      (4,998)       (4,998)        (4,998)
                                                      ----------    ----------     ----------
          Total stockholders' equity................   2,466,397     1,170,898      1,447,354
                                                      ==========    ==========     ==========
                                                      $8,181,829    $2,083,733     $2,670,796
                                                      ==========    ==========     ==========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                        CLASS B                                               FOREIGN
                                                      CONVERTIBLE   ADDITIONAL                               CURRENCY
                                             COMMON     COMMON       PAID-IN     ACCUMULATED   UNREALIZED   TRANSLATION
                                  TOTAL      STOCK       STOCK       CAPITAL       DEFICIT       GAINS        EFFECTS
-----------------------------------------------------------------------------------------------------------------------
                                                                     (In thousands)
 BALANCE AT JANUARY 1, 1998.... $1,447,354   $ 874       $244       $1,558,037    $(103,601)    $    --       $    --
Comprehensive Income:
 Net earnings for the six
   months ended June 30,
   1998.......................      30,891      --         --               --       30,891          --            --
 Increase in unrealized gains
   in available for sale
   securities, net of tax.....      16,832      --         --               --           --      16,832            --
 Foreign currency
   translation................      (1,457)     --         --               --           --          --        (1,457)
                                ----------
     Comprehensive income.....      46,266
                                ----------
Issuance of common stock upon
 exercise of stock options....       2,377       2         --            2,375           --          --            --
Income tax benefit related to
 executive stock options
 exercised....................       1,061      --         --            1,061           --          --            --
Issuance of stock in
 connection with Universal
 Transaction..................     302,154      71         76          302,007           --          --            --
Issuance of stock in
 connection with Ticketmaster
 tax-free merger..............     467,035     160         --          466,875           --          --            --
Issuance of stock in
 connection with conversion of
 debentures...................     199,147     122         --          199,025           --          --            --
Conversion of Class B
 Convertible Common Stock to
 Common Stock.................          --       8         (8)              --           --          --            --
Amortization of unearned
 compensation related to stock
 options and equity
 participation plans..........       1,003      --         --               --           --          --            --
                                ----------  ------       ----       ----------    ---------     -------       -------
BALANCE AT JUNE 30, 1998......  $2,466,397  $1,237       $312       $2,529,380    $ (72,710)    $16,832       $(1,457)
                                ==========  ======       ====       ==========    =========     =======       =======

                                                  NOTE
                                               RECEIVABLE
                                                FROM KEY
                                               EXECUTIVE
                                                  FOR
                                                COMMON
                                 UNEARNED        STOCK
                               COMPENSATION     ISSUANCE
----------------------------------------------------------
BALANCE AT JANUARY 1, 1998....    $(3,202)      $(4,998)
Comprehensive Income:
 Net earnings for the six
   months ended June 30,
   1998.......................         --            --
 Increase in unrealized gains
   in available for sale
   securities, net of tax.....         --            --
 Foreign currency
   translation................         --            --
     Comprehensive income.....
Issuance of common stock upon
 exercise of stock options....         --            --
Income tax benefit related to
 executive stock options
 exercised....................         --            --
Issuance of stock in
 connection with Universal
 Transaction..................         --            --
Issuance of stock in
 connection with Ticketmaster
 tax-free merger..............         --            --
Issuance of stock in
 connection with conversion of
 debentures...................         --            --
Conversion of Class B
 Convertible Common Stock to
 Common Stock.................         --            --
Amortization of unearned
 compensation related to stock
 options and equity
 participation plans..........      1,003            --
                                  -------       -------
BALANCE AT JUNE 30, 1998......    $(2,199)      $(4,998)
                                  =======       =======

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

----------------------------------------------------------------------------------------
                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 1998            1997
----------------------------------------------------------------------------------------
                                                                    (In thousands)
Cash flows from operating activities:
Net earnings................................................  $    30,891      $   6,242
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization.............................       94,543         32,827
  Amortization of cable distribution fees...................       10,564          9,734
  Amortization of program rights and film costs.............      226,998             --
  Deferred income taxes.....................................        1,679         12,454
  Equity in losses of unconsolidated affiliates.............       12,834          6,317
  Gain on disposition of broadcast station and other
     assets.................................................      (74,940)            --
  Minority interest.........................................       20,747            (15)
  Non-cash stock compensation...............................        2,064             --
  Non-cash interest.........................................        4,800             --
  Changes in current assets and liabilities:
     Accounts receivable....................................      (80,500)         3,464
     Inventories............................................      (27,472)       (22,118)
     Accounts payable.......................................       69,570         (8,624)
     Accrued liabilities....................................       57,418        (22,100)
  Payment for program rights and film costs.................     (233,662)            --
  Other, net................................................       25,777         (1,560)
                                                              -----------      ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........      141,311         16,621
                                                              -----------      ---------
Cash flows from investing activities:
  Acquisition of Universal Transaction, net of cash
     acquired...............................................   (1,297,233)            --
  Acquisitions, net of cash acquired........................      (85,555)            --
  Capital expenditures, net.................................      (36,932)       (16,529)
  Increase in long-term investments.........................      (10,178)        (9,938)
  Proceeds from long-term notes receivable..................          813          5,154
  Proceeds from disposition of broadcast station............       80,000             --
  Investment of proceeds from broadcast station.............      (33,825)            --
  Payment of merger and financing costs.....................      (20,855)        (6,349)
                                                              -----------      ---------
          NET CASH USED IN INVESTING ACTIVITIES.............   (1,403,765)       (27,662)
                                                              -----------      ---------
Cash flows from financing activities:
  Borrowings................................................    1,641,380        166,000
  Principal payments on long-term obligations...............     (771,772)      (179,162)
  Proceeds from issuance of common stock and LLC shares.....      414,145         12,392
                                                              -----------      ---------
          NET CASH PROVIDED BY (USED) IN FINANCING
             ACTIVITIES.....................................    1,283,753           (770)
                                                              -----------      ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (1,457)            --
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       19,842        (11,811)
Cash and cash equivalents at beginning of period............      116,036         42,606
                                                              -----------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   135,878      $  30,795
                                                              ===========      =========

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

     In December 1996, the Company consummated mergers with each of Home Shopping Network, Inc. ("Home Shopping") and Savoy Pictures Entertainment, Inc. ("Savoy") (the "Mergers"). In July 1997, the Company acquired a controlling interest in Ticketmaster Group, Inc. ("Ticketmaster"). On June 24, 1998, the Company completed its acquisition of Ticketmaster in a tax-free merger, pursuant to which each outstanding share of Ticketmaster common stock not owned by the Company was exchanged for 1.126 shares of Common Stock. The acquisition of the controlling interest and the tax-free merger are referred to as the "Ticketmaster Transaction".

     On February 12, 1998, the Company acquired USA Networks, a New York general partnership, consisting of cable television networks USA Network and The Sci-Fi Channel ("Networks"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram"), and the Company changed its name to USA Networks, Inc. (the "Universal Transaction") -- See Note C.

     Following the Universal Transaction, the Company engages in five principal areas of business:

     - NETWORKS AND TELEVISION PRODUCTION, which includes Networks and Studios USA. Networks operates the USA Network and The Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

     - ELECTRONIC RETAILING, which consists primarily of the Home Shopping Network and America's Store which are engaged in the electronic retailing business.

     - TICKETING OPERATIONS, which primarily represents Ticketmaster, the leading provider of automated ticketing services in the U.S.

     - INTERNET SERVICES, which represents the Company's on-line retailing networks business.

     - USA BROADCASTING, which owns and operates television stations.

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

     The Condensed Consolidated Financial Statements include the operations of Networks and Studios USA from the date of acquisition on February 12, 1998.

     Certain amounts in the Condensed Consolidated Financial Statements for the quarter and six months ended June 30, 1997 have been reclassified to conform to the 1998 presentation.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for a summary of significant accounting policies.

CONSOLIDATION

     The Condensed Consolidated Financial Statements include the accounts of the Company and all wholly-owned and voting-controlled subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     Investments in which the Company owns a 20%, but less than a controlling voting interest and where it can exercise significant influence over the operations of the investee, are accounted for using the equity method. All other investments are accounted for using the cost method. The Company periodically evaluates the recoverability of investments recorded under the cost method and recognizes losses if a decline in value is determined to be other than temporary.

REVENUE RECOGNITION

  Networks and Television Production

     Television production revenues are recognized as completed episodes are delivered. Generally, television programs are first licensed for network exhibition and foreign syndication, and subsequently for domestic syndication, cable television and home video. Certain television programs are produced and/or distributed directly for initial exhibition by local television stations, advertiser-supported cable television, pay television and/or home video. Television production advertising revenues (i.e., sales of advertising time received by Studios USA in lieu of cash fees for the licensing of program broadcast rights to a broadcast station ("barter syndication")) are recognized upon both the commencement of the license period of the program and the sale of advertising time pursuant to non-cancelable agreements, provided that the program is available for its first broadcast. Foreign minimum guaranteed amounts are recognized as revenues on the date of the license agreement, provided the program is available for exhibition.

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

COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. The adoption of SFAS 130 did not have a material effect on the Company's primary financial statements, but did affect the presentation of the accompanying Condensed Consolidated Statement of Stockholders' Equity.

                      USA NETWORKS, INC. AND SUBSIDIARIES

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

     Significant estimates underlying the accompanying Condensed Consolidated Financial Statements and Notes include the inventory carrying adjustment, sales return accrual, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, management's forecast of anticipated revenues from the distribution of television product in order to evaluate the ultimate recoverability of film inventory and amortization of program usage.

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

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE C -- BUSINESS ACQUISITIONS

     In connection with the Universal Transaction, USAi paid Universal approximately $4.1 billion in the form of a cash payment of approximately $1.6 billion, a portion of which ($300 million plus interest) was deferred until no later than June 30, 1998, and an effective 45.8% interest in the Company through shares of common stock, par value $.01 per share, of the Company (the "Common Stock") and Class B common stock, par value $.01 per share, of the Company (the "Class B Common Stock"), and shares ("LLC Shares") of a newly formed limited liability company ("USANi LLC") which are exchangeable (subject to regulatory restrictions) into shares of Common Stock and Class B Common Stock. At the closing of the Universal Transaction, USAi contributed its Home Shopping business to USANi LLC, a subsidiary of USAi. Simultaneously with this transaction, the remaining 1,178,322 shares of Class B Common Stock, contingently issuable to Liberty Media Corporation ("Liberty") in connection with the Mergers, were issued.

     The Investment Agreement, as amended and restated as of December 18, 1997, among the Company, Home Shopping, Universal and Liberty (the "Investment Agreement"), relating to the Universal Transaction also contemplated that, on or prior to June 30, 1998, the Company and Liberty, a subsidiary of Tele-Communications, Inc. ("TCI"), would complete a transaction involving a $300 million cash investment, plus an interest factor, by Liberty in the Company through the purchase of Common Stock or LLC Shares. The transaction closed on June 30, 1998 with Liberty making a cash payment of $308.5 million in exchange for 15,000,000 LLC shares.

     The Universal Transaction has been accounted for using the purchase method of accounting. The purchase price of $4.1 billion including expenses, has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The fair value of the assets acquired and liabilities assumed are summarized below, along with the excess of the purchase price, including expenses, over the fair value of net assets, which has been assigned to goodwill.

----------------------------------------------------------------------------
----------------------------------------------------------------------------
                                                              (In thousands)
Current assets..............................................    $  430,430
Non-current assets..........................................       329,811
Goodwill....................................................     4,152,257
Current liabilities.........................................       404,328
Non-current liabilities.....................................       392,639

     In connection with the Ticketmaster tax-free merger, the Company issued 15,967,200 shares of Common Stock for total consideration of $467.0 million, which has been preliminarily allocated to intangible assets.

     The following unaudited pro forma condensed consolidated financial information for the quarters and six month periods ended June 30, 1998 and 1997, is presented to show the results of the Company, as if the Universal Transaction and the Ticketmaster Transaction occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to goodwill, the reduction of programming costs for fair value adjustments related to purchase accounting and the elimination of intercompany revenues and expenses, and are not necessarily indicative of what the results would have been had the Universal Transaction and Ticketmaster Transaction actually occurred on the aforementioned dates.

--------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                     -------------------   -----------------------
                                                       1998       1997        1998         1997
--------------------------------------------------------------------------------------------------
                                                         (In thousands, except per share data)
Net revenues.....................................    $703,393   $614,536   $1,383,867   $1,244,158
Net earnings (loss)..............................    $ (1,323)  $(10,470)  $   31,138   $  (22,550)
                                                     ========   ========   ==========   ==========
Basic earnings (loss) per common share...........    $   (.01)  $   (.08)  $      .21   $     (.18)
                                                     ========   ========   ==========   ==========
Diluted earnings (loss) per common share.........    $   (.01)  $   (.08)  $      .14   $     (.18)
                                                     ========   ========   ==========   ==========

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE D -- CREDIT FACILITIES AND CONVERTIBLE SUBORDINATED DEBENTURES

     On February 12, 1998, the Company, and certain of its subsidiaries, including USANi LLC as borrower, entered into a new $1.6 billion credit facility (the "New Facility") with a $40.0 million sub-limit for letters of credit. The New Facility was used to finance the Universal Transaction and to refinance the Company's existing facility. The New Facility consists of a $600.0 million revolving credit facility, a $750.0 million Tranche A Term Loan and a $250.0 million Tranche B Term Loan. The revolving credit facility and Tranche A Term Loan mature on December 31, 2002 and the Tranche B Term Loan matures on December 31, 2003. The New Facility is guaranteed by, and secured by stock in, substantially all of the Company's material subsidiaries. The interest rate on borrowings under the New Facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. The interest rate under the New Facility was 7.16% at June 30, 1998. As of June 30, 1998, there was $1.110 billion in outstanding borrowings under the New Facility and $489.8 million was available for borrowing after taking into account outstanding letters of credit. On August 5, 1998, the Company repaid the Tranche B Term Loan in its entirety.

     As of March 1, 1998, the 5 7/8% Convertible Subordinated Debentures were converted into 7,499,022 shares of Common Stock.

     In connection with the acquisition of the remaining interest in Ticketmaster as of June 24, 1998, the Company repaid all amounts outstanding under the Ticketmaster Credit Agreement using proceeds from the New Facility.

NOTE E -- INCOME TAXES

     The Company's effective tax rates of 56.6% and 52.1% for the quarter and six months ended June 30, 1998, respectively, are higher than the statutory rate due primarily to non-deductible goodwill and other acquired intangibles, losses in non-consolidated foreign joint ventures, and state income taxes. During the remainder of 1998, the Company's effective tax rate is expected to be higher than the statutory rate as a result of the items mentioned above.

NOTE F -- CONSOLIDATED STATEMENTS OF CASH FLOWS

     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998:

----------------------------------------------------------------------------
                                                              (In thousands)
     ACQUISITION OF NETWORKS AND STUDIOS USA
       Acquisition price....................................   $ 4,115,531
       Less: Amount paid in cash............................    (1,300,983)
                                                               -----------
       Total non-cash consideration.........................   $ 2,814,548
                                                               ===========
     Components of non-cash consideration:
       Deferred purchase price liability....................   $   300,000
       Issuance of Common Shares and Class B Shares.........       277,898
       Issuance of USANi LLC Shares.........................     2,236,650
                                                               -----------
                                                               $ 2,814,548
                                                               ===========

     Exchange of Minority Interest in USANi LLC for Deferred
      Purchase Price Liability..............................   $   199,576
                                                               ===========

     As of March 1, 1998 the 5 7/8% Convertible Subordinated Debentures were converted to 7,499,022 shares of Common Stock.

                      USA NETWORKS, INC. AND SUBSIDIARIES

     In connection with the Universal Transaction, the Company issued 1,178,322 Class B Common Stock to Liberty, which represented the remaining contingently issuable shares in connection with the Mergers.

     During the six months ended June 30, 1998, the Company acquired computer equipment through a capital lease totaling $15.5 million.

     In connection with the acquisition of the remaining interest in Ticketmaster, the Company issued 15,967,200 shares of Common Stock.

NOTE G -- INVENTORIES

------------------------------------------------------------------------------------------------
                                                         JUNE 30,              DECEMBER 31,
                                                           1998                    1997
                                                   ---------------------   ---------------------
INVENTORIES CONSIST OF                             CURRENT    NONCURRENT   CURRENT    NONCURRENT
------------------------------------------------------------------------------------------------
                                                                  (In thousands)
     Film costs:
       Released, less amortization...............  $ 84,839    $ 58,326
       In process and unreleased.................    10,144          --
     Programming costs, net of amortization......   136,581     103,034
     Merchandise held for sale...................   161,078          --    $151,100    $     --
     Other.......................................     4,179      13,743
                                                   --------    --------    --------    --------
               Total.............................  $396,821    $175,103    $151,100    $     --
                                                   ========    ========    ========    ========

     The Company estimates that approximately 90% of unamortized film costs (including amounts allocated under purchase accounting) at June 30, 1998 will be amortized within the next three years.

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

------------------------------------------------------------------------------------
                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
SUMMARIZED OPERATING INFORMATION                               1998         1997
------------------------------------------------------------------------------------
                                                                  (In thousands)
     Net revenue............................................  $31,656     $ 32,147
     Operating expenses.....................................   32,663       33,272
     Operating loss.........................................   (1,007)      (1,125)
     Net loss...............................................   (3,340)      (4,823)

-----------------------------------------------------------------------------------------------
                                                                  JUNE 30,
                                                             -------------------   DECEMBER 31,
SUMMARY BALANCE SHEET INFORMATION                              1998       1997         1997
-----------------------------------------------------------------------------------------------
                                                                       (In thousands)
     Current assets........................................  $ 24,566   $ 36,406     $ 31,898
     Non-current assets....................................   286,542    289,449      289,381

                      USA NETWORKS, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------
                                                                  JUNE 30,
                                                             -------------------   DECEMBER 31,
SUMMARY BALANCE SHEET INFORMATION (CONTINUED)                  1998       1997         1997
-----------------------------------------------------------------------------------------------
                                                                       (In thousands)
     Current liabilities...................................    32,421     28,364       32,836
     Non-current liabilities...............................   102,505    115,990      110,470
     Minority interest.....................................   117,997    119,856      119,427

     Amounts include the operations of SF Broadcasting, which the Company sold on July 16, 1998 -- See Note J.

NOTE I -- PROGRAM RIGHTS AND FILM COSTS

     As of June 30, 1998, the liability for program rights, representing future payments to be made under program contract agreements amounted to $691.0 million. Annual payments required are $101.3 million for the remainder of 1998, $212.0 million in 1999, $132.0 million in 2000, $89.7 million in 2001, $68.8 million in 2002 and $87.2 million in 2003 and thereafter. Amounts representing interest are $250.3 million and the present value of future payments is $440.7 million.

     As of June 30, 1998, the liability for film costs amounted to $129.2. Annual payments are $67.2 in 1998 and $62.0 in 1999.

     Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of June 30, 1998, the unrecorded commitments amounted to $847.3 million. Annual commitments are $95.5 million for the remainder of 1998, $115.3 million in 1999, $150.6 million in 2000, $140.9 million in 2001, $118.2 million in 2002 and
$226.8 million in 2003 and thereafter.

NOTE J -- BROADCAST STATION TRANSACTIONS

     On January 20, 1998, the Company completed the sale of its Baltimore television station for $80.0 million resulting in a gain of $74.9 million during the first quarter of 1998.

     On June 18, 1998, the Company purchased a television station serving the Atlanta, Georgia market for $50 million. On June 18, 1998, the Company completed the acquisition of the remaining equity interest in an entity which owned three television stations and immediately sold the television station serving Portland, Oregon. The two remaining stations serve Orlando, Florida and Rapid City, South Dakota. The Company has entered into a agreement to sell the station serving Rapid City, which is expected to close in the fourth quarter of 1998.

     On July 16, 1998, the Company sold the assets of SF Broadcasting ("SF"), which owns and operates four television stations. The total consideration received by SF was $307 million, of which the Company's share was approximately $110 million, net of repayment of bank debt outstanding. No gain or loss was realized on the disposition of SF.

NOTE K -- SUBSEQUENT EVENTS

     On July 9, 1998, Universal completed its mandatory purchase obligation related to shares issued in connection with the Ticketmaster tax-free merger and acquired 10,309,091 LLC Shares in exchange for total consideration of $206.2 million in the form of $101.0 million in cash, and the balance applied to the remaining deferred purchase price liability plus accrued interest. On July 27, 1998, each of Universal and Liberty exercised certain optional preemptive rights related to the shares issued in the Ticketmaster tax-free merger (and the related preemptive rights of the other party) which generated combined proceeds of $286.8 million in exchange for 14,340,625 LLC shares.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     USA Networks, Inc. (the "Company" or "USAi"), formerly known as HSN, Inc., is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses. In July, 1997, the Company acquired a controlling interest in Ticketmaster Group, Inc. ("Ticketmaster"). On June 24, 1998, the Company completed its acquisition of the remaining common stock of Ticketmaster in a tax-free merger by exchanging 1.126 shares of Common Stock for each outstanding share of Ticketmaster common stock not owned by the Company. The acquisition of the controlling interest and the tax-free merger are referred to as the "Ticketmaster Transaction". On February 12, 1998, the Company acquired cable television networks USA Network and The Sci-Fi Channel (collectively, "Networks") as well as the domestic television production and distribution business of Universal Studios ("Studios USA") from Universal Studios, Inc. (the "Universal Transaction") and changed the Company's name to USA Networks, Inc. Following the Universal Transaction, the Company's principal areas of business are the operation of cable networks and the production and distribution of television programming (through its Networks and television production business), electronic retailing (through its Home Shopping business), automated ticketing services (through Ticketmaster), the ownership and operation of television stations (through USA Broadcasting), and Internet services. During 1996, the Company merged with Home Shopping Network, Inc. ("Home Shopping") and Savoy Pictures Entertainment, Inc. ("Savoy") (collectively, the "Mergers"). The acquisition of the controlling interest in Ticketmaster, the Universal Transaction and the Mergers were accounted for using the purchase method of accounting.

     Prior to the Universal Transaction, the Company's principal areas of business were electronic retailing, ticketing operations and television broadcasting. The electronic retailing business principally operates two services, The Home Shopping Network and America's Store (together "HSN"). The ticketing operations business sells approximately 70 million tickets a year through 2,900 retail center outlets, 25 telephone call centers and an Internet site and is the leading provider of automated ticketing services in the U.S. The television broadcasting business owns and operates twelve full-power UHF television stations (the "USA Stations"). Share numbers, earnings per share and conversion ratios reflect the Company's two-for-one stock split to holders of record at the close of business on March 12, 1998.

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

TRANSACTIONS AFFECTING THE COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     During the past two years, the Company has pursued several strategic initiatives that have resulted in the acquisition and development of several new businesses. As a result, the following changes should be considered when comparing the Company's results of operations and financial position. These include the Universal Transaction in February 1998 and the Ticketmaster Transaction in July 1997 and June 1998. The acquisitions caused a significant increase in net revenues, operating costs and expenses and operating profit. To enhance comparability, the discussion of consolidated results of operations is supplemented, where appropriate, with separate pro forma financial information that gives effect to the above transactions as if they had occurred at the beginning of the respective periods presented. The pro forma information is not necessarily indicative of the revenues and cost of revenues that would have actually been reported had the Universal Transaction and the Ticketmaster Transaction occurred at the beginning of the respective periods, nor is it necessarily indicative of future results.

A. CONSOLIDATED RESULTS OF OPERATIONS

     The following discussions present the material changes in the consolidated results of operations of the Company for the quarter and six months ended June 30, 1998, compared with the quarter and six months ended June 30, 1997. The operations of the quarter and six months ended June 30, 1997 consist of the operations of Home Shopping, Savoy and USA Broadcasting while the operations of the quarter and six months ended June 30, 1998 consist of Home Shopping, Savoy, USA Broadcasting, Ticketmaster and, since February 12, 1998, the results of Networks and Studios USA. Reference should also be made to the unaudited Condensed Consolidated Financial Statements included herein.

QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 VS. QUARTER AND SIX MONTHS ENDED JUNE 30, 1997

     The Universal Transaction and the Ticketmaster Transaction resulted in significant increases in net revenues, operating costs and expenses, other income (expense), minority interest and income taxes and will continue to materially impact the Company's operations for the remainder of 1998 when compared to 1997, and accordingly, no significant discussion of these fluctuations is presented.

NET REVENUES

     For the quarter ended June 30, 1998, revenues increased $438 million compared to 1997 primarily due to increases of $310 million, $101 million, and $21 million from the Networks and television production business, Ticketing operations, and Electronic retailing, respectively.

     For the six months ended June 30, 1998, revenues increased $681 million compared to 1997 primarily due to increases of $476 million and $194 million, from the Networks and television production business and Ticketing operations, respectively.

OPERATING COSTS AND EXPENSES

     For the quarter ended June 30, 1998, operating expenses increased $383 million compared to 1997 primarily due to increases of $253 million and $95 million from the Networks and television production business and Ticketing operations, respectively.

     For the six months ended June 30, 1998, operating expenses increased $615 million compared to 1997 primarily due to increases of $391 million and $183 million from the Networks and television production business and Ticketing operations, respectively.

OTHER INCOME (EXPENSE)

     For the quarter and six months ended June 30, 1998, net interest expense increased $32 million and $50 million, respectively, compared to 1997 primarily due to interest incurred on the new credit facility to finance the

Universal Transaction and non-cash interest expense on long-term program liabilities at the Networks and television production business.

     On January 20, 1998, the Company sold its Baltimore television station at a gain of $74.9 million.

     For the quarter and six months ended June 30, 1998, other expense increased $4 million and $10 million, respectively, compared to 1997 primarily due to foreign investments at Home Shopping and losses from international joint ventures of Home Shopping and Networks and television production business.

INCOME TAXES

     The Company's effective tax rate of 56.6% and 52.1% for the quarter and six months ended June 30, 1998 is higher than the statutory rate due primarily to non-deductible goodwill and other acquired intangible and state income taxes. During the remainder of 1998, the Company's effective tax rate is expected to be higher than the statutory rate as a result of the items mentioned above and higher than the first quarter rate because the gain on the sale of the Baltimore television station in the first quarter had the effect of lowering the Company's effective tax rate.

MINORITY INTEREST

     For the quarter and six months ended June 30, 1998, minority interest represents Universal's and Liberty's ownership interest in USANi LLC for the period February 12 through June 30, 1998, Liberty's ownership interest in Home Shopping, Fox Broadcasting Company's 50% ownership interest in SF Broadcasting (which was sold on July 16, 1998) and the public's ownership interest in Ticketmaster from the beginning of the respective periods to June 24, 1998.

PRO FORMA QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 VS. PRO FORMA QUARTER AND SIX MONTHS ENDED JUNE 30, 1997

     The following unaudited pro forma operating results of the Company present combined results of operations as if the Universal Transaction and Ticketmaster Transaction had occurred on January 1, 1998 and 1997, respectively.

     The Unaudited Combined Condensed Pro Forma Statements of Operations are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had any of the transactions occurred as of January 1, 1998 and 1997, respectively, nor are they necessarily indicative of future results of operations.

                      USA NETWORKS, INC. AND SUBSIDIARIES

        UNAUDITED COMBINED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                             --------------------      ------------------------
                                               1998        1997           1998          1997
-----------------------------------------------------------------------------------------------
                                                   (In thousands, except per share data)
NET REVENUES:
  Networks and television production.......  $309,841    $258,926      $  633,367    $  521,948
  Electronic retailing.....................   269,852     248,469         515,235       507,187
  Ticketing operations.....................   101,169      89,924         194,404       176,973
  Internet services........................     4,720       2,481           8,533         5,181
  Broadcasting and other...................    17,811      14,736          32,328        32,869
                                             --------    --------      ----------    ----------
          Total net revenues...............   703,393     614,536       1,383,867     1,244,158
Operating costs and expenses:
  Cost related to revenues.................   345,080     303,431         687,265       632,878
  Other costs and expenses.................   225,000     196,227         440,342       398,890
  Depreciation and amortization............    60,506      59,974         124,404       120,019
                                             --------    --------      ----------    ----------
          Total operating costs and
            expenses.......................   630,586     559,632       1,252,011     1,151,787
                                             --------    --------      ----------    ----------
          Operating profit.................  $ 72,807    $ 54,904      $  131,856    $   92,371
                                             ========    ========      ==========    ==========
          EBITDA...........................  $133,313    $114,878      $  256,260    $  212,390
                                             ========    ========      ==========    ==========

     For the quarter ended June 30, 1998, pro forma revenues for the Company increased $88.9 million, or 14.5%, to $703.4 million from $614.5 million compared to 1997. For the quarter ended June 30, 1998, pro forma cost related to revenues and other costs and expenses increased $70.4 million, or 14.1%, to $570.1 million from $499.7 million compared to 1997.

     For the six months ended June 30, 1998, pro forma revenues for the Company increased $139.7 million, or 11.2%, to $1.38 billion from $1.24 billion compared to 1997. For the six months ended June 30, 1998, pro forma cost related to revenues and other costs and expenses increased $95.8 million or 9.3%, to $1.13 billion from $1.03 billion compared to 1997.

     For the quarter ended June 30, 1998, pro forma EBITDA increased $18.4 million, or 16.0%, to $133.3 million from $114.9 million compared to 1997.

     For the six months ended June 30, 1998, pro forma EBITDA increased $43.9 million, or 20.7%, to $256.3 million from $212.4 million compared to 1997.

     The following discussion provides an analysis of the aforementioned increases in pro forma revenues and costs related to revenues and other costs and expenses by significant business segment.

  Networks and Television Production

     Net revenue for the quarter ended June 30, 1998 increased by $50.9 million, or 19.7%, to $309.8 million from $258.9 million compared to 1997. The increase primarily resulted from an increase in advertising revenues at USA Network and The Sci-Fi Channel cable networks, an increase in affiliate revenues at both networks and increased deliveries of first run and long-form product at Studios USA. The increase in advertising revenue resulted from both higher ratings and higher sell out levels compared to the prior year. The increase in affiliate revenues resulted primarily from a significant increase in the number of subscribers at The Sci-Fi Channel and higher affiliate fees at both networks.

     Net revenue for the six months ended June 30, 1998 increased $111.4 million, or 21.3%, to $633.4 million from $521.9 million compared to 1997. The increase in revenues resulted primarily from higher advertising and affiliate revenues at both USA Network and The Sci-Fi Channel and higher deliveries of network and first run product by Studios USA.

     Cost related to revenues and other costs and expenses for the quarter ended June 30, 1998 increased by $25.6 million, or 12.8%, to $225.4 million from $199.8 million compared to 1997. This increase results primarily from the cost of increased deliveries of first run and long-form product by Studios USA partially offset by the lower cost of programming on USA Network.

     Cost related to revenues and other costs and expenses for the six months ended June 30, 1998 increased $41.2 million, or 9.7%, to $465.0 million from $423.8 million compared to 1997. The increase is primarily due to higher cost of network and first run product at Studios USA and slightly higher cost of programming at The Sci-Fi Channel partially offset by lower cost of programming at USA Network.

     EBITDA for the quarter ended June 30, 1998 increased $25.4 million, or 43.0%, to $84.4 million from $59.1 million compared to 1997.

     EBITDA for the six months ended June 30, 1998 increased $70.3 million, or 71.7%, to $168.4 million from $98.1 million compared to 1997.

  Electronic Retailing

     Net revenue for the quarter ended June 30, 1998 increased by $21.4 million, or 8.6%, to $269.9 million from $248.5 million compared to 1997. The increase primarily results from increased sales of hardgoods, which includes consumer electronics, collectibles and housewares. Total units shipped increased by 7.3% to 7.1 million units compared to 1997 and the average price point decreased by 1.4%. The increase in net revenue also reflects a decrease in the return rate to 21.1% from 23.4% compared to 1997.

     Net revenue for the six months ended June 30, 1998 increased $8.0 million, or 1.6%, to $515.2 million from $507.2 million compared to 1997. Total units shipped increased 3.6% to 13.6 million units compared to 1997 and the average price point decreased by 2.6%.

     Cost related to revenues and other costs and expenses for the quarter ended June 30, 1998 increased by $22.3 million, or 10.8%, to $228.2 million from $205.9 million compared to 1997. This increase resulted primarily from higher net revenues, the sale of merchandise at lower gross margins (37.5% in 1998 compared to 39.5% in 1997) and from disengagement costs for certain affiliates, severance costs for the call center and higher merchandising personnel costs.

     Cost related to revenues and other costs and expenses for the six months ended June 30, 1998 increased $24.7 million, or 5.9%, to $441.2 million from $416.5 million compared to 1997. This increase resulted from higher net revenues, the sale of merchandise at lower gross margins (38.2% in 1998 compared to 40.2% in 1997) and from higher merchandising personnel costs.

     EBITDA for the quarter ended June 30, 1998 decreased $0.9 million, or 2.1%, to $41.7 million from $42.6 million compared to 1997.

     EBITDA for the six months ended June 30, 1998 decreased $16.7 million, or 18.4%, to $74.0 million from $90.7 million compared to 1997.

  Ticketing Operations

     Net revenue for the quarter ended June 30, 1998 increased by $11.2 million, or 12.5%, to $101.2 million from $89.9 million compared to 1997. The increase primarily resulted from an increase of 17% in the number of tickets sold, including a significant increase in the number of tickets sold on-line, partially offset by lower concession control systems revenues due to the timing of deliveries.

     Net revenue for the six months ended June 30, 1998 increased $17.4 million, or 9.8%, to $194.4 million from $177.0 million compared to 1997. The increase resulted from an increase of 6% in the number of tickets sold, including a significant increase in the number of tickets sold on-line.

     Cost related to revenues and other costs and expenses for the quarter ended June 30, 1998 increased by $10.7 million, or 14.2%, to $86.0 million from $75.3 million compared to 1997. This increase resulted primarily from higher ticketing operation costs resulting from higher ticketing revenue and from start up costs incurred to launch ticketing operations in Northern California and South America.

     Cost related to revenues and other costs and expenses for the six months ended June 30, 1998 increased $17.0 million, or 11.5%, to $165.3 million from $148.3 million compared to 1997. This increase resulted from higher ticketing operation costs resulting from higher ticketing revenue and from start up costs incurred to launch ticketing operations in Northern California and South America.

     EBITDA for the quarter ended June 30, 1998 increased $0.6 million, or 4.1%, to $15.2 million from $14.6 million compared to 1997.

     EBITDA for the six months ended June 30, 1998 increased $0.4 million, or 1.3%, to $29.1 from $28.7 compared to 1997.

  Internet Services

     Net revenue for the quarter ended June 30, 1998 increased $2.2 million to $4.7 million in 1998 compared to $2.5 million in 1997. The increase resulted from an increase in registered users to the primary service, First Auction. Net revenue for the six months ended June 30, 1998 increased $3.3 million to $8.5 million in 1998 from $5.2 million compared to 1997.

     EBITDA loss increased to $3.4 million for the quarter ended June 30, 1998 compared to $1.3 million in 1997 and for the six months ended June 30, 1998 increased to $5.7 million from $3.4 million compared to 1997, primarily due to costs to maintain and enhance the Internet services and to increased promotion costs.

  Broadcasting and Other

     Other revenue includes revenue generated from the distribution of films from the Savoy library acquired as a result of the Mergers and broadcasting revenue from the SF stations.

     Other costs related to revenues and other costs and expenses include costs to generate the Savoy revenues, the SF Broadcasting station costs, corporate expenses and $5.1 million and $7.4 million of cost in the quarter ended and six months ended June 30, 1998, respectively, to launch the Miami station.

B. FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $141.3 million for the six months ended June 30, 1998. These cash proceeds were used to pay for capital expenditures of $36.9 million, and to reduce amounts outstanding under the Company's bank loans.

     Consolidated capital expenditures for the six months ended June 30, 1998 relate in part to the build-out of the Miami station. Consolidated capital expenditures are expected to range from $70.0 million to $95.0 million in 1998.

     On February 12, 1998, the Company and certain of its subsidiaries, including USANi LLC as borrower, entered into a new $1.6 billion credit facility (the "New Facility") with a $40.0 million sub-limit for letters of credit. The New Facility was used to finance the Universal Transaction and to refinance the Company's existing $275.0 million revolving credit facility. The New Facility consists of a $600.0 million revolving credit facility, a $750.0 million Tranche A Term Loan and a $250.0 million Tranche B Term Loan. The revolving credit facility and Tranche A Term Loan mature on December 31, 2002 and the Tranche B Term Loan matures on December 31, 2003. The New Facility is guaranteed by, and secured by stock in, substantially all of the Company's material subsidiaries. The interest rate on borrowings under the New Facility is tied to an Alternate Base Rate or the London InterBank Rate, in each case, plus an applicable margin. As of July 31, 1998, there was $1.0 billion in outstanding borrowings under the New Facility and $599.9 million was available for borrowings after taking into account outstanding letters of credit. On August 5, 1998, the Company repaid the Tranche B Term Loan in the amount of $250.0 million from cash on hand.

     On February 12, 1998, the Company completed the Universal Transaction. The consideration paid to Universal included a cash payment of $1.6 billion, a portion of which ($300.0 million plus interest) was deferred until no later than June 30, 1998. The Investment Agreement relating to the Universal Transaction also contemplated that, on or prior to June 30, 1998, the Company and Liberty would complete a transaction involving a $300.0 million cash investment, plus an interest factor, by Liberty in the Company through the purchase of USANi LLC Shares. Pursuant to this agreement, on June 30, 1998, Liberty contributed $308.5 million in exchange for 15,000,000 USANi LLC shares.

     Pursuant to the Investment Agreement, the Company has granted to Universal and Liberty preemptive rights with respect to future issuances of USAi Common Stock and USAi Class B Common Stock, which generally allow Universal and Liberty the right to maintain an ownership percentage equal to the ownership percentage such entity held, on a fully converted basis, immediately prior to such issuance. In addition, Universal had certain mandatory purchase obligations with respect to USAi Common Stock (or USANi LLC shares) issued with respect to the conversion of the 5 7/8% Debentures and the acquisition of Ticketmaster. During the period from February 12, 1998 through July 27, 1998, Universal and Liberty contributed approximately $787 million pursuant to the preemptive rights in exchange for Common Stock and USANi LLC shares. These exercises are described more fully below.

     In connection with the Universal Transaction, the Company entered into a joint venture agreement relating to the development of international general entertainment television channels including international versions of USA Network, The Sci-Fi Channel and Universal's action/adventure channel 13th Street. Unless the Company elects to have Universal buy out its interest in the venture, the Company and Universal will be 50-50 partners in the venture, which will be managed by Universal. USANi LLC and Universal have each committed to contribute $100 million in capital in the venture over a number of years. The decision on whether to have Universal buyout its interest in the joint venture will be made after the third quarter of 1998.

     In connection with the Universal Transaction and other strategic initiatives, the Company anticipates that it will need to invest working capital in connection with the development and expansion of its overall operations.

     The Company implemented its plan to disaffiliate its station in the Miami, Florida market in June 1998. The Company has incurred and will continue to incur expenditures to develop programming and promotion of this station, which during the development and transitional stage, may not be offset by sufficient advertising revenues. The Company may also transition additional broadcasting stations to the new format later in 1998. The Company believes that the process of disaffiliation can be successfully managed so as not to have a material adverse effect on the Company and so as to maximize the value of the broadcasting stations.

     During 1998, management expects to pay cable distribution fees of approximately $25.0 million to $40.0 million, relating to new and current contracts with cable systems operators to carry Home Shopping's programming.

     On June 24, 1998 the Company completed its acquisition of Ticketmaster by issuing 15,967,200 shares of USAi Common Stock to the public shareholders of Ticketmaster with a market value of $421.1 million and converted 3.6 million options to acquire Ticketmaster common stock into options to acquire Common Stock. In connection with the closing of the acquisition, the Company repaid all outstanding borrowings under the Ticketmaster credit agreement using proceeds from the New Facility. In connection with the Ticketmaster acquisition, Universal and Liberty exercised their preemptive rights with respect to the issuance of 12.6 million shares of USAi Common Stock to the holders of Ticketmaster common stock. In the aggregate, Universal and Liberty acquired 24,649,716 USANi LLC Shares in exchange for total consideration of $493.0 million. Of that amount, $105.2 million was applied to the remainder of the Universal deferred purchase price obligation (including accrued interest) and the remainder was received in cash. These transactions closed in July 1998.

     On January 20, 1998, the Company consummated the sale of its Baltimore, Maryland television station for $80.0 million. On June 18, 1998, the Company purchased a television station serving the Atlanta, Georgia, market. On June 18, 1998 the Company acquired the remaining interest in an entity partially owned by the Company, which owned television stations serving the Orlando, Florida; Portland, Oregon and Rapid City, South

Dakota markets. The aggregate purchase prices for these transactions was approximately $70.0 million. The proceeds from the sale of the Baltimore station were temporarily invested and used, in part, to complete the purchase of the Atlanta station. On June 19, the Company sold the station serving Portland, Oregon for total cash consideration of $30 million. The Company has an agreement to sell the Rapid City, South Dakota television station for total consideration of $5.5 million.

     As of March 1, 1998, the Company redeemed, at a redemption price of 104.7% of the principal amount, all of Home Shopping's outstanding 5.875% Convertible Subordinated Debentures (the "Home Shopping Debentures"). The Home Shopping Debentures were all converted by the holders into 7,499,022 shares of USAi Common Stock on or prior to the Redemption Date. In connection with their preemptive mandatory and optional rights with respect to issuances of shares by the Company, Universal exercised its right in connection with the redemption of the Home Shopping Debentures which resulted in the issuance of 9,978,830 USANi LLC shares, generating an increase in minority interest in USANi LLC of $199.6 million. This amount reduced the Company's deferred purchase price liability by that amount. Liberty exercised its optional preemptive rights (related to the redemption of the Home Shopping Debentures and the Universal preemptive elections) in exchange for 4,697,327 shares of USAi Common Stock, generating proceeds of $93.9 million, which was used to pay down bank debt.

     On February 20, 1998, the Company's Board of Directors approved the declaration of a dividend to its stockholders in the form of a distribution of one share of Common Stock for each share of common stock outstanding to holders of record as of the close of business on March 12, 1998. The payment date for the dividend was March 26, 1998. The two-for-one stock split also included an identical stock dividend with respect to the Company's Class B Common Stock, paid in the form of one share of Class B Common Stock for each share of Class B Common Stock outstanding as of the close of business on March 12, 1998.

     On July 30, 1998, the Company announced that its Board of Directors has authorized a stock repurchase program of up to 10 million shares of the Company's outstanding common stock over the next 12 months, on the open market or in negotiated transactions. The amount and timing of purchases, if any, will depend on market conditions and other factors, including the Company's overall capital structure. The Company has not yet determined the circumstances under which, or the prices at which, shares would be repurchased, or whether such purchases would be made opportunistically or on a regular basis. Funds for these purchases will come from cash on hand or borrowings under the revolving credit facility.

     In Management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet the Company's foreseeable needs.

     During the six months ended June 30, 1998, the Company did not pay any cash dividends, and none are permitted under the New Facility.

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

SEASONALITY

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended June 30, 1998 for each line of business, and for the Company as a whole, are not necessarily indicative of results for the full year.

     Networks and television production revenues are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

     The Company believes seasonality impacts its electronic retailing segment but not to the same extent it impacts the retail industry in general.

     Ticketing operations revenues are occasionally impacted by fluctuation in the availability of events for sale to the public.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the Jovon litigation, previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K"), Jovon Broadcasting Corporation's petition for reconsideration by the Federal Communications Commission of its 1996 ruling regarding USA Capital Corporation's option to acquire a 45 percent interest in Jovon remains pending. On January 9, 1998, the Circuit Court of Pinellas County, Florida denied Jovon's motion to dismiss litigation brought by certain entities controlled by the Company against Jovon. However, the court stayed the action for a period of six months. A status conference is expected to be held in August or September 1998, at which time the court will decide whether an extension of the stay is warranted.

     In the Ticketmaster 1994 consolidated consumer class action lawsuit, previously reported [in Ticketmaster's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 and] in the Company's Form 10-Q for the fiscal quarter ended March 31, 1998, on April 10, 1998, the Court of Appeals issued an opinion affirming the district court's ruling that the plaintiffs lack standing to pursue their claims for damages under the antitrust laws and held that the plaintiffs' status as indirect purchasers of Ticketmaster services did not bar them from seeking injunctive relief against Ticketmaster. On July 9, 1998, the plaintiffs filed a petition for writ of certiorari in the United States Supreme Court.

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

ITEM 5.  OTHER INFORMATION

     On July 1, 1998, the Company made a $4,000,000 loan to Mr. James G. Held, President and Chief Executive Officer of Home Shopping Network and a Director of the Company. The loan was made to facilitate Mr. Held's construction of a personal residence. The loan bears interest at the Company's average bank rate during the term of the loan and is secured by all of Mr. Held's 3,000,000 stock options (the "Options") to purchase shares of common stock in the Company. The loan matures on July 1, 1999 and is to be repaid in three quarterly installments either in cash or through the exercise of 163,600 Options per installment following the public announcement of the Company's financial results for each of
(i) the quarter ending September 30, 1998, (ii) the year ending December 31, 1998 and (iii) the quarter ending March 31, 1999. Such exercises and the sale of shares received upon exercise may only be made by Mr. Held in accordance with the Company's securities trading policies and during the trading "window periods" applicable to officers and directors following the release of the Company's financial results.

     During each "window period", upon exercise of the required Options, the Company, in its discretion, may require Mr. Held to sell the shares issued upon exercise of such Options and require Mr. Held to repay the loan in an amount equal (in general) to the after-tax proceeds received from such sale.

     If the after-tax proceeds from the exercise of the required Options for all of the trading "window periods" specified above are not sufficient to repay the loan in full or Mr. Held is not permitted to exercise Options or sell shares during any of such trading "window periods" to repay the loan in full before July 1, 1999, the loan will not be in default and the maturity date will be automatically postponed, with no further interest accruing after

July 1, 1999, until such date as Mr. Held is permitted to exercise Options and sell shares, sufficient to repay the loan in full, but in no event after July 1, 2000. The Company has agreed that if on July 1, 2000, any portion of the loan remains unpaid, before looking to Mr. Held personally for payment, the Company will permit Mr. Held to exercise all or sufficient Options such that the sale of the shares issued upon exercise will generate after-tax proceeds to repay the loan in full.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1     --   Restated Certificate of Incorporation of the Registrant,
               filed as Exhibit 3.1 to the Company's Form 8-K, February 23,
               1998, is incorporated herein by reference.
  3.2     --   Amended and Restated By-Laws of the Registrant, filed as
               Exhibit 3.1 to the Company's Form 8-K, January 9, 1998, is
               incorporated herein by reference.
  4.1     --   Form of Common Stock Certificate filed as Exhibit 4.6 to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1997 (the "1997 10-K") is incorporated
               herein by reference.
 11       --   Statement Re: Computation of Per Share Earnings
 27.1     --   Financial Data Schedule (for SEC use only)
 27.2     --   Financial Data Schedule (for SEC use only)
 27.3     --   Restated Financial Data Schedule (for SEC use only)
 27.4     --   Restated Financial Data Schedule (for SEC use only)

---------------

* Reflects management contracts and compensatory plans.

     (b) Reports on Form 8-K

     A current report on Form 8-K dated March 26, 1998 was filed by the Company on April 1, 1998 announcing the completion of the two-for-one stock split.

     A current report on Form 8-K dated May 1, 1998 was filed by the Company on May 1, 1998 containing certain historical and pro forma financial statements relating to the transaction between HSN, Inc. and Universal Studios, Inc.

     A current report on Form 8-K dated May 19, 1998 was filed by the Company on May 19, 1998 containing certain updated pro forma financial statements relating to the transaction between HSN, Inc. and Universal Studios, Inc.

     A current report on Form 8-K dated June 24, 1998 was filed by the Company on June 24, 1998 announcing the closing of the merger relating to Ticketmaster Group, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 USA NETWORKS, INC.
                                                 ------------------------------
                                                 (Registrant)

Dated           August 7, 1998                   /s/ BARRY DILLER
       ---------------------------------         --------------------------------------
                                                  Barry Diller
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Dated          August 7, 1998                    /s/ VICTOR A. KAUFMAN
       ---------------------------------         --------------------------------------
                                                  Victor A. Kaufman
                                                  Office of the Chairman,
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

Dated          August 7, 1998                    /s/ MICHAEL P. DURNEY
       ---------------------------------         --------------------------------------
                                                  Michael P. Durney
                                                  Vice President, Controller
                                                  (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
  3.1     --   Restated Certificate of Incorporation of the Registrant,
               filed as Exhibit 3.1 to the Company's Form 8-K, February 23,
               1998, is incorporated herein by reference.
  3.2     --   Amended and Restated By-Laws of the Registrant, filed as
               Exhibit 3.1 to the Company's Form 8-K, January 9, 1998, is
               incorporated herein by reference.
  4.1     --   Form of Common Stock Certificate filed as Exhibit 4.6 to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1997 (the "1997 10-K") is incorporated
               herein by reference.
 11       --   Statement Re: Computation of Per Share Earnings
 27.1     --   Financial Data Schedule (for SEC use only)
 27.2     --   Financial Data Schedule (for SEC use only)
 27.3     --   Restated Financial Data Schedule (for SEC use only)
 27.4     --   Restated Financial Data Schedule (for SEC use only)

---------------

* Reflects management contracts and compensatory plans.

                            (LOGO USA NETWORKS INC)

                                   FORM 10-Q

                             For the Quarter Ended
                                 June 30, 1998

                            (LOGO USA NETWORKS INC)