Form 10-Q
period 1998-09-30
USA NETWORKS INC
filed 1998-11-13
CIK 891103

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 13, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
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

     As of October 30, 1998, there were outstanding 124,041,759 shares of Common Stock and 31,181,726 shares of Class B Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 30, 1998 was $2,138,893,538.

     Assuming the conversion, as of October 30, 1998, of all equity securities of the Registrant and its affiliates convertible into or exchangeable for Common Stock, the Registrant would have had outstanding 330,114,686 shares of Common Stock with an aggregate market value of $7,427,580,435.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      USA NETWORKS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                --------------------    ----------------------
                                                  1998        1997         1998         1997
----------------------------------------------------------------------------------------------
                                                    (In thousands, except per share data)
NET REVENUES
  Networks and television production........    $281,302    $     --    $  757,305    $     --
  Electronic retailing......................     261,183     236,706       776,418     743,893
  Ticketing operations......................      89,134      67,331       283,538      67,331
  Internet services.........................       5,934       3,330        14,467       8,511
  Broadcasting and other....................       2,961      18,889        35,289      51,758
                                                --------    --------    ----------    --------
          Total net revenues................    $640,514    $326,256    $1,867,017    $871,493
                                                --------    --------    ----------    --------
Operating costs and expenses:
  Cost of sales.............................     192,531     156,041       533,190     464,159
  Program costs.............................     153,618          --       412,541          --
  Other costs...............................     185,758     121,827       597,328     273,316
  Depreciation and amortization.............      58,605      25,703       163,712      67,194
                                                --------    --------    ----------    --------
          Total operating costs and
            expenses........................     590,512     303,571     1,706,771     804,669
                                                --------    --------    ----------    --------
          Operating income..................      50,002      22,685       160,246      66,824
                                                --------    --------    ----------    --------
Other income (expense):
  Interest income...........................       4,097       1,460        11,807       3,973
  Interest expense..........................     (25,875)     (8,611)      (94,704)    (22,101)
  Gain on disposition of broadcast
     stations...............................       9,247          --        84,187          --
  Miscellaneous.............................      (3,452)     (3,023)      (19,707)     (9,283)
                                                --------    --------    ----------    --------
                                                 (15,983)    (10,174)      (18,417)    (27,411)
                                                --------    --------    ----------    --------
Earnings before income taxes and minority
  interest..................................      34,019      12,511       141,829      39,413
Income tax expense..........................     (16,619)     (9,078)      (72,792)    (29,753)
Minority interest...........................     (22,249)         83       (42,996)         98
                                                --------    --------    ----------    --------
NET EARNINGS (LOSS).........................    $ (4,849)   $  3,516    $   26,041    $  9,758
                                                ========    ========    ==========    ========
Net earnings (loss) per common share........
     Basic..................................    $   (.03)   $    .03    $      .19    $    .10
                                                ========    ========    ==========    ========
     Diluted................................    $   (.03)   $    .03    $      .14    $    .09
                                                ========    ========    ==========    ========
Weighted average shares outstanding.........     155,017     110,020       138,355     102,016
                                                ========    ========    ==========    ========
Weighted average diluted shares
  outstanding...............................     155,017     118,994       280,242     108,174
                                                ========    ========    ==========    ========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,
                                                      ------------------------    DECEMBER 31,
ASSETS                                                   1998          1997           1997
----------------------------------------------------------------------------------------------
                                                                   (In thousands)
CURRENT ASSETS
Cash and cash equivalents...........................  $  292,231    $  106,121     $  116,036
Accounts and notes receivable, net..................     286,237        98,364         96,867
Inventories, net....................................     445,425       155,844        151,100
Deferred income taxes...............................      37,067        33,714         39,956
Other current assets, net...........................      27,028        13,381         16,723
                                                      ----------    ----------     ----------
          Total current assets......................   1,087,988       407,424        420,682

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment....................     203,240       140,136        145,701
Buildings and leasehold improvements................      94,179        83,618         83,851
Furniture and other equipment.......................      68,009        36,199         39,498
                                                      ----------    ----------     ----------
                                                         365,428       259,953        269,050
  Less accumulated depreciation and amortization....    (152,238)     (113,433)      (120,793)
                                                      ----------    ----------     ----------
                                                         213,190       146,520        148,257
Land................................................      15,944        17,365         16,602
Projects in progress................................      19,607         9,806         15,262
                                                      ----------    ----------     ----------
                                                         248,741       173,691        180,121
OTHER ASSETS
Intangible assets, net..............................   6,352,103     1,857,803      1,862,128
Cable distribution fees, net ($41,765, $37,462, and
  $46,459, respectively, to related parties)........      97,596       104,137        111,292
Long-term investments ($3,068, $17,267, and $7,510,
  respectively, in related parties..................      66,364        33,576         47,926
Notes and accounts receivable, net of current
  portion ($4,695, $843, and $843, respectively,
  from related parties).............................      78,901        11,552         11,854
Inventories, net....................................     202,117            --             --
Deferred income taxes...............................      72,704         5,592          3,541
Deferred charges and other, net.....................      60,443        43,530         33,252
                                                      ----------    ----------     ----------
                                                      $8,266,957    $2,637,305     $2,670,796
                                                      ==========    ==========     ==========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,
                                                      ------------------------    DECEMBER 31,
        LIABILITIES AND STOCKHOLDERS' EQUITY             1998          1997           1997
----------------------------------------------------------------------------------------------
                                                                   (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations.........  $   68,564    $   11,263     $   12,918
Accounts payable, trade.............................     165,576       107,577        111,214
Accounts payable, client accounts...................      84,664       103,687         73,887
Obligations for program rights and film costs.......     275,996            --             --
Cable distribution fees payable ($18,578, $8,474 and
  $19,091, respectively, to related parties)........      28,862        32,314         43,553
Deferred gain on CitySearch Transaction.............      65,802            --             --
Other accrued liabilities...........................     384,097        96,394        118,169
                                                      ----------    ----------     ----------
          Total current liabilities.................   1,073,561       351,235        359,741

LONG-TERM OBLIGATIONS (net of current maturities)...     748,101       428,754        448,346
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net
  of current........................................     346,563            --             --
OTHER LONG-TERM LIABILITIES.........................      52,630        50,423         43,132
MINORITY INTEREST...................................   3,589,338       365,355        372,223
COMMITMENTS AND CONTINGENCIES.......................          --            --             --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized
  15,000,000 shares; no shares issued and
  outstanding.......................................          --            --             --
Common stock -- $.01 par value; authorized
  800,000,000 shares; issued and outstanding
  123,994,918; 87,293,722; and 87,430,586 shares,
  respectively......................................       1,240           872            874
Class B -- convertible common stock -- $.01 par
  value; authorized, 200,000,000 shares; issued and
  outstanding, 31,181,726; 24,455,294; and
  24,455,294 shares, respectively...................         312           244            244
Additional paid-in capital..........................   2,533,708     1,556,031      1,558,037
Accumulated deficit.................................     (77,560)     (106,904)      (103,601)
Unrealized gain in available for sale securities....       7,476            --             --
Foreign currency translation........................      (1,723)           --             --
Unearned compensation...............................      (1,691)       (3,707)        (3,202)
Note receivable from key executive for common stock
  issuance..........................................      (4,998)       (4,998)        (4,998)
                                                      ----------    ----------     ----------
          Total stockholders' equity................   2,456,764     1,441,538      1,447,354
                                                      ==========    ==========     ==========
                                                      $8,266,957    $2,637,305     $2,670,796
                                                      ==========    ==========     ==========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                          CLASS B
                                                        CONVERTIBLE   ADDITIONAL                                FOREIGN
                                               COMMON     COMMON       PAID-IN     ACCUMULATED   UNREALIZED    CURRENCY
                                    TOTAL      STOCK       STOCK       CAPITAL       DEFICIT       GAINS      TRANSLATION
-------------------------------------------------------------------------------------------------------------------------
                                                                      (In thousands)

BALANCE AT JANUARY 1, 1998......  $1,447,354   $ 874       $244       $1,558,037    $(103,601)    $    --       $    --
Comprehensive Income:
 Net earnings for the nine
   months ended September 30,
   1998.........................      26,041      --         --               --       26,041          --            --
 Increase in unrealized gains in
   available for sale
   securities...................       7,476      --         --               --           --       7,476            --
 Foreign currency translation...      (1,723)     --         --               --           --          --        (1,723)
                                  ----------
     Comprehensive income.......      31,794
                                  ----------
Issuance of common stock upon
 exercise of stock options......       5,388       5         --            5,383           --          --            --
Income tax benefit related to
 stock options exercised........       2,381      --         --            2,381           --          --            --
Issuance of stock in connection
 with Universal Transaction.....     302,154      71         76          302,007           --          --            --
Issuance of stock in connection
 with Ticketmaster tax-free
 merger.........................     467,035     160         --          466,875           --          --            --
Issuance of stock in connection
 with conversion of
 debentures.....................     199,147     122         --          199,025           --          --            --
Conversion of Class B
 Convertible Common Stock to
 Common Stock...................          --       8         (8)              --           --          --            --
Amortization of unearned
 compensation related to stock
 options and equity
 participation plans............       1,511      --         --               --           --          --            --
                                  ----------   ------      ----       ----------    ---------     -------       -------
BALANCE AT SEPTEMBER 30, 1998...  $2,456,764   $1,240      $312       $2,533,708    $ (77,560)    $ 7,476       $(1,723)
                                  ==========   ======      ====       ==========    =========     =======       =======

                                                    NOTE
                                                 RECEIVABLE
                                                  FROM KEY
                                                 EXECUTIVE
                                                    FOR
                                                   COMMON
                                    UNEARNED       STOCK
                                  COMPENSATION    ISSUANCE
BALANCE AT JANUARY 1, 1998......    $(3,202)      $(4,998)
Comprehensive Income:
 Net earnings for the nine
   months ended September 30,
   1998.........................         --            --
 Increase in unrealized gains in
   available for sale
   securities...................         --            --
 Foreign currency translation...         --            --
     Comprehensive income.......
Issuance of common stock upon
 exercise of stock options......         --            --
Income tax benefit related to
 stock options exercised........         --            --
Issuance of stock in connection
 with Universal Transaction.....         --            --
Issuance of stock in connection
 with Ticketmaster tax-free
 merger.........................         --            --
Issuance of stock in connection
 with conversion of
 debentures.....................         --            --
Conversion of Class B
 Convertible Common Stock to
 Common Stock...................         --            --
Amortization of unearned
 compensation related to stock
 options and equity
 participation plans............      1,511            --
                                    -------       -------
BALANCE AT SEPTEMBER 30, 1998...    $(1,691)      $(4,998)
                                    =======       =======

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

----------------------------------------------------------------------------------------
                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1998            1997
----------------------------------------------------------------------------------------
                                                                    (In thousands)
Cash flows from operating activities:
Net earnings................................................  $    26,041      $   9,758
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization.............................      147,829         52,798
  Amortization of cable distribution fees...................       15,883         14,327
  Amortization of program rights and film costs.............      358,688             --
  Payment for program rights and film costs.................     (335,001)            --
  Deferred income taxes.....................................        9,309         15,462
  Equity in losses of unconsolidated affiliates.............       16,104          9,257
  Gain on disposition of broadcast stations and other
     assets.................................................      (84,187)            --
  Minority interest.........................................       42,996            (98)
  Non-cash stock compensation...............................        3,892          1,623
  Non-cash interest.........................................        4,800          3,163
  Changes in current assets and liabilities:
     Accounts receivable....................................     (112,685)       (13,521)
     Inventories............................................      (86,067)       (49,310)
     Accounts payable.......................................       67,191         23,636
     Accrued liabilities....................................       57,712        (36,115)
  Other, net................................................       14,226        (13,377)
                                                              -----------      ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........      146,731         17,603
                                                              -----------      ---------
Cash flows from investing activities:
  Acquisition of Universal Transaction, net of cash
     acquired...............................................   (1,297,233)            --
  Acquisitions, net of cash acquired........................      (85,555)            --
  Capital expenditures......................................      (64,240)       (30,601)
  Increase in long-term investments.........................      (25,631)       (14,786)
  Proceeds from long-term notes receivable..................       (2,997)         5,635
  Proceeds from disposition of broadcast stations...........      356,769             --
  Payment of merger and financing costs.....................      (29,972)        (6,349)
                                                              -----------      ---------
          NET CASH USED IN INVESTING ACTIVITIES.............   (1,148,859)       (46,101)
                                                              -----------      ---------
Cash flows from financing activities:
  Borrowings................................................    1,641,380        231,142
  Principal payments on long-term obligations...............   (1,198,565)      (243,784)
  Cash acquired in the Ticketmaster Transaction.............           --         89,663
  Cash acquired in the CitySearch Transaction...............        7,877             --
  Redemption of minority interest in SF Broadcasting........      (81,664)            --
  Proceeds from issuance of common stock and LLC shares.....      811,018         14,992
                                                              -----------      ---------
          NET CASH PROVIDED BY (USED) IN FINANCING
             ACTIVITIES.....................................    1,180,046         92,013
                                                              -----------      ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (1,723)            --
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      176,195         63,515
Cash and cash equivalents at beginning of period............      116,036         42,606
                                                              -----------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   292,231      $ 106,121
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

     In December 1996, the Company consummated mergers with each of Home Shopping Network, Inc. ("Home Shopping") and Savoy Pictures Entertainment, Inc. ("Savoy") (the "Mergers"). In July 1997, the Company acquired a controlling interest in Ticketmaster Group, Inc. ("Ticketmaster"). On June 24, 1998, the Company completed its acquisition of Ticketmaster in a tax-free merger, pursuant to which each outstanding share of Ticketmaster common stock not owned by the Company was exchanged for 1.126 shares of common stock, par value $.01 per share, of USAi (" Common Stock"). The acquisition of the controlling interest and the tax-free merger are referred to as the "Ticketmaster Transaction".

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

     - ELECTRONIC RETAILING, consisting primarily of the Home Shopping Network and America's Store, which are engaged in the electronic retailing business.

     - TICKETING OPERATIONS, which primarily represents Ticketmaster, the leading provider of automated ticketing services in the U.S.

     - INTERNET SERVICES, which represents the Company's on-line retailing networks business.

     - BROADCASTING, which owns and operates television stations.

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

     Certain amounts in the Condensed Consolidated Financial Statements for the quarter and nine months ended September 30, 1997 have been reclassified to conform to the 1998 presentation.

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

UNIVERSAL TRANSACTION

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

----------------------------------------------------------------------------
----------------------------------------------------------------------------
                                                              (In thousands)
Current assets..............................................    $  431,955
Non-current assets..........................................       329,549
Goodwill....................................................     4,157,720
Current liabilities.........................................       408,254
Non-current liabilities.....................................       395,439

TICKETMASTER TRANSACTION

     In connection with the Ticketmaster tax-free merger, the Company issued 15,967,200 shares of USAi Common Stock to the public shareholders of Ticketmaster and converted 3.6 million options to acquire Ticketmaster common stock into options to acquire USAi Common Stock for a total consideration of $467.7 million, which has been preliminarily allocated to intangible assets.

CITYSEARCH TRANSACTION

     On September 28, 1998, pursuant to an Amended and Restated Agreement and Plan of Reorganization among CitySearch, Inc. ("CitySearch"), the Company, Ticketmaster and certain of its subsidiaries, the Company merged the online ticketing operations of Ticketmaster ("Ticketmaster Online") into a subsidiary of CitySearch, a publisher of local city guides on the Web (the "CitySearch Merger"), to create Ticketmaster Online-CitySearch, Inc. ("TMCS"). The Company had acquired Ticketmaster Online as part of the Ticketmaster Transaction and has preliminarily allocated to Ticketmaster Online a total of $154.8 million of the goodwill resulting from the Company's acquisition of Ticketmaster. The CitySearch Merger was accounted for using the "reverse purchase" method of accounting, pursuant to which Ticketmaster Online was treated as the acquiring entity for accounting purposes, and the portion of the assets and liabilities of CitySearch acquired were recorded at their respective fair values under the purchase method of accounting.

                      USA NETWORKS, INC. AND SUBSIDIARIES

     Prior to the CitySearch Merger, the Company owned approximately 11.8% of CitySearch, which it had purchased for total consideration of $23.0 million. Pursuant to the CitySearch Merger, the Company acquired 50.7% of CitySearch in exchange for an effective 35.2% interest in Ticketmaster Online. The total purchase price for the acquisition of the additional CitySearch interest was approximately $120.9 million, substantially all of which was allocated to goodwill which will be amortized over three years.

     In connection with the CitySearch Merger, on October 2, 1998, the Company commenced a Tender Offer to acquire from other TMCS stockholders up to 2,924,339 shares of TMCS common stock. The Company purchased 1,997,502 TMCS shares pursuant to the Tender Offer, which was completed on November 3, 1998, representing an additional 3.1% interest in CitySearch, for total consideration of $17.3 million. Following the completion of the Tender Offer, the Company beneficially owns approximately 67.9% of TMCS outstanding shares. The CitySearch Merger and Tender Offer are referred to as the "CitySearch Transaction".

     In connection with the CitySearch Transaction, the Company recorded a deferred gain of $65.8 million by exchanging a 35.2% interest in Ticketmaster Online with a basis of $55.1 million for a 50.7% interest in CitySearch, which had a fair value of $120.9 million. The gain was deferred because the stockholders of CitySearch have various put options on their TMCS stock to USAi, which put options terminate upon the completion of a qualified initial public offering, as defined. This gain will be recognized at the time of the completion of the TMCS initial public offering.

     The following unaudited pro forma condensed consolidated financial information for the three month and nine month periods ended September 30, 1998 and 1997, is presented to show the results of the Company, as if the Universal Transaction, the Ticketmaster Transaction, the CitySearch Transaction and the sale of the SF Broadcasting televisions stations (See Note J) all occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to goodwill, the reduction of programming costs for fair value adjustments related to purchase accounting and the elimination of intercompany revenues and expenses, and are not necessarily indicative of what the results would have been had those transactions actually occurred on the aforementioned dates.

--------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                     -------------------   -----------------------
                                                       1998       1997        1998         1997
--------------------------------------------------------------------------------------------------
                                                         (In thousands, except per share data)
Net revenues.....................................    $643,247   $600,364   $2,008,570   $1,816,386
Net earnings (loss)..............................    $(19,734)  $(20,061)  $   (8,080)  $  (75,774)
                                                     ========   ========   ==========   ==========
Basic earnings (loss) per common share...........    $   (.13)  $   (.13)  $     (.05)  $     (.53)
                                                     ========   ========   ==========   ==========
Diluted earnings (loss) per common share.........    $   (.13)  $   (.13)  $     (.05)  $     (.53)
                                                     ========   ========   ==========   ==========

NOTE D -- CREDIT FACILITIES AND CONVERTIBLE SUBORDINATED DEBENTURES

     On February 12, 1998, the Company, and certain of its subsidiaries, including USANi LLC as borrower, entered into a new $1.6 billion credit facility (the "New Facility") with a $40.0 million sub-limit for letters of credit. The New Facility was used to finance the Universal Transaction and to refinance the Company's existing facility. The New Facility consists of a $600.0 million revolving credit facility, a $750.0 million Tranche A Term Loan and a $250.0 million Tranche B Term Loan. On August 5, 1998, the Company repaid the Tranche B Term Loan in its entirety. The revolving credit facility and the Tranche A Term Loan mature on December 31, 2002. The New Facility is guaranteed by, and secured by stock in, substantially all of the Company's material subsidiaries. The interest rate on borrowings under the New Facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. The interest rate under the New Facility was 6.62% at September 30, 1998. As of September 30, 1998, there was $750.0 million in outstanding borrowings under the New Facility and $599.9 million was available for borrowing after taking into account outstanding letters of credit.

                      USA NETWORKS, INC. AND SUBSIDIARIES

     As of March 1, 1998, the 5 7/8% Convertible Subordinated Debentures were converted into 7,499,022 shares of Common Stock.

     In connection with the acquisition of the remaining interest in Ticketmaster as of June 24, 1998, the Company repaid all amounts outstanding under the Ticketmaster Credit Agreement using proceeds from the New Facility.

     In connection with the sale of the SF Broadcasting television stations on July 16, 1998, the Company repaid all amounts outstanding under the SF Broadcasting Credit Facility using proceeds from the sale.

NOTE E -- INCOME TAXES

     The Company's effective tax rates of 48.9% and 51.3% for the quarter and nine months ended September 30, 1998, respectively, are higher than the statutory rate due primarily to non-deductible goodwill and other acquired intangibles, losses in non-consolidated foreign joint ventures, and state income taxes. During the remainder of 1998, the Company's effective tax rate is expected to be higher than the statutory rate as a result of the items mentioned above.

NOTE F -- CONSOLIDATED STATEMENTS OF CASH FLOWS

     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

----------------------------------------------------------------------------
                                                              (In thousands)
     ACQUISITION OF NETWORKS AND STUDIOS USA
       Acquisition price....................................   $ 4,115,531
       Less: Amount paid in cash............................    (1,300,983)
                                                               -----------
       Total non-cash consideration.........................   $ 2,814,548
                                                               ===========
     Components of non-cash consideration:
       Deferred purchase price liability....................   $   300,000
       Issuance of Common Shares and Class B Shares.........       277,898
       Issuance of USANi LLC Shares.........................     2,236,650
                                                               -----------
                                                               $ 2,814,548
                                                               ===========

     Exchange of Minority Interest in USANi LLC for Deferred
      Purchase Price Liability, including interest..........   $   304,636
                                                               ===========

     As of March 1, 1998 the 5 7/8% Convertible Subordinated Debentures were converted to 7,499,022 shares of Common Stock.

     In connection with the Universal Transaction, the Company issued 1,178,322 shares of Class B Common Stock to Liberty, which represented the remaining contingently issuable shares in connection with the Mergers.

     During the nine months ended September 30, 1998, the Company acquired computer equipment through a capital lease totaling $15.5 million.

     In connection with the acquisition of the remaining interest in Ticketmaster, the Company issued 15,967,200 shares of Common Stock.

     In connection with the sale of the SF Broadcasting television stations, as part of the total consideration, the Company received a note in the amount of $25.0 million. This note was transferred to the minority interest shareholder of SF Broadcasting as part of the redemption of their interest.

                      USA NETWORKS, INC. AND SUBSIDIARIES

     In connection with the CitySearch Transaction, the Company exchanged an effective 35.2% interest in Ticketmaster Online for a 50.7% interest in CitySearch.

NOTE G -- INVENTORIES

------------------------------------------------------------------------------------------------
                                                       SEPTEMBER 30,           DECEMBER 31,
                                                           1998                    1997
                                                   ---------------------   ---------------------
INVENTORIES CONSIST OF                             CURRENT    NONCURRENT   CURRENT    NONCURRENT
------------------------------------------------------------------------------------------------
                                                                  (In thousands)
     Film costs:
       Released, less amortization...............  $ 70,140    $ 63,408
       In process and unreleased.................    14,609          --
     Programming costs, net of amortization......   178,318     134,521
     Merchandise held for sale...................   173,121          --    $151,100    $     --
     Other.......................................     9,237       4,188          --          --
                                                   --------    --------    --------    --------
               Total.............................  $445,425    $202,117    $151,100    $     --
                                                   ========    ========    ========    ========

     The Company estimates that approximately 90% of unamortized film costs at September 30, 1998 will be amortized within the next three years.

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

------------------------------------------------------------------------------------
                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
SUMMARIZED OPERATING INFORMATION                               1998         1997
------------------------------------------------------------------------------------
                                                                  (In thousands)
     Net revenue............................................  $33,938     $ 50,816
     Operating expenses.....................................   36,432       52,063
     Operating loss.........................................   (2,494)      (8,309)
     Net earnings(loss).....................................   35,118       (6,534)

-----------------------------------------------------------------------------------------------
                                                                SEPTEMBER 30,
                                                             -------------------   DECEMBER 31,
SUMMARY BALANCE SHEET INFORMATION                              1998       1997         1997
-----------------------------------------------------------------------------------------------
                                                                       (In thousands)
     Current assets........................................  $ 29,140   $ 39,777     $ 31,898
     Non-current assets....................................   132,440    289,171      289,381
     Current liabilities...................................     9,156     33,563       32,836
     Non-current liabilities...............................    55,900    116,360      110,470
     Minority interest.....................................        --    119,091      119,427

     For the nine months ended September 30, 1998, the Net earnings line includes an after-tax gain on the sale of the SF Broadcasting television stations totalling $36.3 million, which has been eliminated in the consolidation of the Company's financial statements. Amounts include the operations of SF Broadcasting through July 16, 1998 the date on which the Company sold the SF Broadcasting television stations -- See Note J.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE I -- PROGRAM RIGHTS AND FILM COSTS

     As of September 30, 1998, the liability for program rights, representing future payments to be made under program contract agreements amounted to $554.0 million. Annual payments required are $62.2 million for the remainder of 1998, $176.8 million in 1999, $113.4 million in 2000, $66.9 million in 2001, $49.9 million in 2002 and $84.8 million in 2003 and thereafter. Amounts representing interest are $24.0 million and the present value of future payments is $530.0 million.

     As of September 30, 1998, the liability for film costs amounted to $91.6 million. Annual payments are $68.9 million in 1998 and $22.7 million in 1999.

     Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of September 30, 1998, the unrecorded commitments amounted to $664.3 million. Annual commitments are $6.2 million for the remainder of 1998, $79.1 million in 1999, $129.0 million in 2000, $121.4 million in 2001, $104.4 million in 2002 and
$224.2 million in 2003 and thereafter.

NOTE J -- BROADCAST STATION TRANSACTIONS

     On January 20, 1998, the Company completed the sale of its Baltimore television station for $80.0 million resulting in a pre-tax gain of $74.9 million during the first quarter of 1998.

     On June 18, 1998, the Company purchased a television station serving the Atlanta, Georgia market for $50 million. On June 18, 1998, the Company completed the acquisition of the remaining equity interest in an entity which owned three television stations and immediately sold the television station serving Portland, Oregon. The two remaining stations serve Orlando, Florida and Rapid City, South Dakota. The Company sold the station serving Rapid City on October 30, 1998.

     On July 16, 1998, the Company sold the assets of SF Broadcasting, which owns and operates four television stations. The total consideration received by SF Broadcasting was $307 million, of which the Company's share was approximately $110 million, net of repayment of bank debt outstanding and redemption of minority interest. No after-tax gain or loss was realized on the disposition of the SF television stations.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     USA Networks, Inc. (the "Company" or "USAi"), formerly known as HSN, Inc., is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses. In July, 1997, the Company acquired a controlling interest in Ticketmaster Group, Inc. ("Ticketmaster"). On June 24, 1998, the Company completed its acquisition of the remaining common stock of Ticketmaster in a tax-free merger by exchanging 1.126 shares of Common Stock for each outstanding share of Ticketmaster common stock not owned by the Company. The acquisition of the controlling interest and the tax-free merger are referred to as the "Ticketmaster Transaction". On February 12, 1998, the Company acquired cable television networks USA Network and The Sci-Fi Channel (collectively, "Networks") as well as the domestic television production and distribution business of Universal Studios ("Studios USA") from Universal Studios, Inc. (the "Universal Transaction") and changed the Company's name to USA Networks, Inc. Following the Universal Transaction, the Company's principal areas of business are the operation of cable networks and the production and distribution of television programming (through its Networks and television production business), electronic retailing (through its Home Shopping business), automated ticketing services (through Ticketmaster), the ownership and operation of television stations (through USA Broadcasting), and Internet services. During 1996, the Company merged with Home Shopping Network, Inc. ("Home Shopping") and Savoy Pictures Entertainment, Inc. ("Savoy") (collectively, the "Mergers"). The Ticketmaster Transaction, the Universal Transaction and the Mergers were accounted for using the purchase method of accounting.

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

A. CONSOLIDATED RESULTS OF OPERATIONS

     The following discussions present the material changes in the consolidated results of operations of the Company for the quarter and nine months ended September 30, 1998, compared with the quarter and nine months ended September 30, 1997. The operations of the quarter and nine months ended September 30, 1997 consist of the operations of Home Shopping, Savoy, USA Broadcasting and, since July 17, 1997, Ticketmaster, while the operations of the quarter and nine months ended September 30, 1998 consist of Home Shopping, Savoy, USA Broadcasting, Ticketmaster and, since February 12, 1998, the results of Networks and Studios USA. Reference should also be made to the unaudited Condensed Consolidated Financial Statements included herein.

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997

     The Universal Transaction and the Ticketmaster Transaction resulted in significant increases in net revenues, operating costs and expenses, other income (expense), minority interest and income taxes and will continue to materially impact the Company's operations for the remainder of 1998 when compared to 1997, and accordingly, no significant discussion of these fluctuations is presented.

NET REVENUES

     For the quarter ended September 30, 1998, revenues increased $314 million compared to 1997 primarily due to increases of $281 million, $22 million, and $21 million from the Networks and television production business, Ticketing operations, and Electronic retailing, respectively.

     For the nine months ended September 30, 1998, revenues increased $996 million compared to 1997 primarily due to increases of $757 million, $216 million, and $24 million from the Networks and television production business, Ticketing operations, and Electronic retailing, respectively.

OPERATING COSTS AND EXPENSES

     For the quarter ended September 30, 1998, operating expenses increased $287 million compared to 1997 primarily due to increases of $250 million and $24 million from the Networks and television production business and Ticketing operations, respectively.

     For the nine months ended September 30, 1998, operating expenses increased $903 million compared to 1997 primarily due to increases of $641 million, $206 million and $64 million from the Networks and television production business, Ticketing operations, and Electronic retailing, respectively.

OTHER INCOME (EXPENSE)

     For the quarter and nine months ended September 30, 1998, net interest expense increased $15 million and $65 million, respectively, compared to 1997 primarily due to interest incurred on the new credit facility to finance the Universal Transaction and non-cash interest expense on long-term program liabilities at the Networks and television production business.

     On January 20, 1998, the Company sold its Baltimore television station at a gain of $74.9 million. On July 16, 1998, the Company completed the sale of the assets of SF Broadcasting for a pre-tax gain of $9.2 million.

     For the nine months ended September 30, 1998, other expense increased $10 million compared to 1997 primarily due to losses from international joint ventures of Home Shopping and Networks and television production business.

INCOME TAXES

     The Company's effective tax rate of 48.9% and 51.3% for the quarter and nine months ended September 30, 1998 is higher than the statutory rate due primarily to non-deductible goodwill and other acquired intangible and state income taxes. During the remainder of 1998, the Company's effective tax rate is expected to be higher than the statutory rate as a result of the items mentioned above and higher than the first nine months rate because the gain on the sale of the Baltimore television station in the first quarter had the effect of lowering the Company's effective tax rate.

MINORITY INTEREST

     For the quarter and nine months ended September 30, 1998, minority interest represents Universal's and Liberty's ownership interest in USANi LLC for the period February 12 through September 30, 1998, Liberty's ownership interest in Home Shopping, Fox Broadcasting Company's 50% ownership interest in SF Broadcasting for the period January 1 through July 16, 1998 and the public's ownership interest in Ticketmaster for the period January 1 through June 24, 1998.

PRO FORMA QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. PRO FORMA QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997

     The following unaudited pro forma operating results of the Company present combined results of operations as if the Universal Transaction, Ticketmaster Transaction and the sale of the assets of SF Broadcasting all had occurred on January 1, 1998 and 1997, respectively.

     As of September 28, 1998, the Company completed the CitySearch Merger (as defined below). For comparative purposes, the impact of the CitySearch Transaction has not been reflected in the following pro forma presentation of results of operations. During the first nine months of 1998, CitySearch generated operating losses of $27.3 million and negative EBITDA of $24.2 million. The operating losses and negative EBITDA are expected to continue for the foreseeable future.

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

                      USA NETWORKS, INC. AND SUBSIDIARIES

        UNAUDITED COMBINED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,                  JUNE 30,
                                             --------------------      ------------------------
                                               1998        1997           1998          1997
-----------------------------------------------------------------------------------------------
                                                   (In thousands, except per share data)
NET REVENUES:
  Networks and television production.......  $281,302    $255,762      $  914,669    $  777,710
  Electronic retailing.....................   261,183     236,706         776,418       743,893
  Ticketing operations.....................    89,134      91,489         283,538       268,462
  Internet services........................     5,934       3,330          14,467         8,511
  Broadcasting and other...................     1,175       6,294           8,161        14,147
                                             --------    --------      ----------    ----------
          Total net revenues...............   638,728     593,581       1,997,253     1,812,723
Operating costs and expenses:
  Cost related to revenues.................   345,882     306,356       1,029,886       936,771
  Other costs and expenses.................   183,268     182,153         605,591       563,309
  Depreciation and amortization............    58,168      57,841         177,630       173,880
                                             --------    --------      ----------    ----------
          Total operating costs and
            expenses.......................   587,318     546,350       1,813,107     1,673,960
                                             --------    --------      ----------    ----------
          Operating profit.................  $ 51,410    $ 47,231      $  184,146    $  138,763
                                             ========    ========      ==========    ==========
          EBITDA...........................  $109,578    $105,072      $  361,776    $  312,643
                                             ========    ========      ==========    ==========

     For the quarter ended September 30, 1998, pro forma revenues for the Company increased $45.1 million, or 7.6%, to $638.7 million from $593.6 million compared to 1997. For the quarter ended September 30, 1998, pro forma cost related to revenues and other costs and expenses increased $40.6 million, or 8.3%, to $529.1 million from $488.5 million compared to 1997.

     For the nine months ended September 30, 1998, pro forma revenues for the Company increased $184.5 million, or 10.2%, to $2.0 billion from $1.8 billion compared to 1997. For the nine months ended September 30, 1998, pro forma cost related to revenues and other costs and expenses increased $135.4 million or 9.0%, to $1.6 billion from $1.5 billion compared to 1997.

     For the quarter ended September 30, 1998, pro forma EBITDA increased $4.5 million, or 4.3%, to $109.6 million from $105.1 million compared to 1997.

     For the nine months ended September 30, 1998, pro forma EBITDA increased $49.2 million, or 15.7%, to $361.8 million from $312.6 million compared to 1997.

     The following discussion provides an analysis of the aforementioned increases in pro forma revenues and costs related to revenues and other costs and expenses by significant business segment.

  Networks and Television Production

     Net revenue for the quarter ended September 30, 1998 increased by $25.5 million, or 10.0%, to $281.3 million from $255.8 million compared to 1997. The increase primarily resulted from an increase in advertising revenues at USA Network and The Sci-Fi Channel cable networks, an increase in affiliate revenues at both networks and increased revenues from first run syndication product at Studios USA. The increase in advertising revenue resulted from both higher ratings and a higher percentage of available advertising spots sold compared to the prior year. The increase in affiliate revenues resulted primarily from a significant increase in the number of subscribers at The Sci-Fi Channel and higher affiliate fees at both networks. The increase in first run syndication revenue resulted from higher barter revenue from higher ratings and greater foreign sales.

     Net revenue for the nine months ended September 30, 1998 increased $137.0 million, or 17.6%, to $914.7 million from $777.7 million compared to 1997. The increase in revenues resulted primarily from higher advertising and affiliate revenues at both USA Network and The Sci-Fi Channel and higher ratings on first run syndication product by Studios USA.

     Cost related to revenues and other costs and expenses for the quarter ended September 30, 1998 increased by $18.8 million, or 9.2%, to $221.8 million from $203.0 million compared to 1997. This increase results primarily from the cost of increased deliveries of first run syndication product by Studios USA and higher cost of original programming at USA Network, partially offset by the absence in 1998 of write offs of USA Network programming recorded in 1997.

     Cost related to revenues and other costs and expenses for the nine months ended September 30, 1998 increased $59.9 million, or 9.6%, to $686.8 million from $626.9 million compared to 1997. The increase is primarily due to higher cost of network and first run syndication product at Studios USA and slightly higher cost of programming at The Sci-Fi Channel partially offset by lower cost of programming at USA Network.

     EBITDA for the quarter ended September 30, 1998 increased $19.5 million, or 36.9%, to $72.2 million from $52.7 million compared to 1997.

     EBITDA for the nine months ended September 30, 1998 increased $89.7 million, or 59.5%, to $240.5 million from $150.8 million compared to 1997.

  Electronic Retailing

     Net revenue for the quarter ended September 30, 1998 increased by $24.5 million, or 10.3%, to $261.2 million from $236.7 million compared to 1997. The increase primarily results from increased sales of hardgoods, which includes consumer electronics, collectibles and housewares. Total units shipped increased by 9.4% to 7.0 million units compared to 6.4 million units in 1997 and the average price point increased by 1.1%. The increase in net revenue also reflects a decrease in the return rate to 20.8% from 22.8% compared to 1997.

     Net revenue for the nine months ended September 30, 1998 increased $32.5 million, or 4.4%, to $776.4 million from $743.9 million compared to 1997. Total units shipped increased 5.1% to 20.6 million units compared to 1997 and the average price point decreased by 1.5%.

     Cost related to revenues and other costs and expenses for the quarter ended September 30, 1998 increased by $20.8 million, or 10.4%, to $220.0 million from $199.2 million compared to 1997. This increase resulted primarily from higher net revenues and the sale of merchandise at lower gross margins (38.3% in 1998 compared to 38.2% in 1997).

     Cost related to revenues and other costs and expenses for the nine months ended September 30, 1998 increased $45.3 million, or 7.4%, to $661.0 million from $615.7 million compared to 1997. This increase resulted from higher net revenues, the sale of merchandise at lower gross margins (39.7% in 1998 compared to 41.4% in 1997) and from higher merchandising personnel costs.

     EBITDA for the quarter ended September 30, 1998 increased $3.9 million, or 10.5%, to $41.4 million from $37.5 million compared to 1997.

     EBITDA for the nine months ended September 30, 1998 decreased $12.7 million, or 9.9%, to $115.5 million from $128.2 million compared to 1997.

  Ticketing Operations

     Net revenue for the quarter ended September 30, 1998 decreased by $2.4 million, or 2.6%, to $89.1 million from $91.5 million compared to 1997. The decrease resulted from a slight decrease in the number of tickets sold, reflecting the absence in 1998 of any major outdoor concerts and the ceasing of the publication of the Company's event guide magazine, partially offset by an increase in ticketing revenue due to an increase in revenue per ticket to $4.68 from $4.54 compared to 1997.

     Net revenue for the nine months ended September 30, 1998 increased $15.0 million, or 5.6%, to $283.5 million from $268.5 million compared to 1997. The increase resulted from an increase of 3.2% in the number of tickets sold, including an increase of 1.2 million in the number of tickets sold on-line, and an increase in revenue per ticket to $4.68 from $4.47 compared to 1997. This increase was partially offset by a decrease of $2.9 million in publication revenue due to the ceasing of publishing the Company's event guide magazine.

     Cost related to revenues and other costs and expenses for the quarter ended September 30, 1998 decreased by $1.0 million, or 1.3%, to $74.3 million from $75.3 million compared to 1997. The decrease resulted primarily from the sale of fewer tickets and the ceasing of the publication of the Company's event guide magazine, offset by costs incurred to launch ticketing operations in Northern California, South America and France.

     Cost related to revenues and other costs and expenses for the nine months ended September 30, 1998 increased $16.0 million, or 7.2%, to $239.6 million from $223.6 million compared to 1997. This increase resulted from higher ticketing operation costs resulting from higher ticketing revenue and from costs incurred to launch ticketing operations in Northern California, South America and France, partially offset by the ceasing of the publication of the Company's event guide magazine.

     EBITDA for the quarter ended September 30, 1998 decreased $1.4 million, or 8.6%, to $14.8 million from $16.2 million compared to 1997.

     EBITDA for the nine months ended September 30, 1998 decreased $1.0 million, or 2.2%, to $43.9 from $44.9 compared to 1997.

  Internet Services

     Net revenue for the quarter ended September 30, 1998 increased $2.6 million to $5.9 million in 1998 compared to $3.3 million in 1997. The increase resulted from an increase in registered users to the primary service, First Auction. Net revenue for the nine months ended September 30, 1998 increased $6.0 million to $14.5 million in 1998 from $8.5 million compared to 1997.

     EBITDA loss increased to $3.9 million for the quarter ended September 30, 1998 compared to $2.1 million in 1997 and for the nine months ended September 30, 1998 increased to $9.6 million from $5.5 million compared to 1997, primarily due to costs to maintain and enhance the Internet services and to increased advertising and promotion costs.

     On September 28, 1998, the Company completed the CitySearch Merger. During the first nine months of 1998, CitySearch generated operating losses of $27.3 million and negative EBITDA of $24.2 million. The operating losses and negative EBITDA are expected for the foreseeable future.

  Broadcasting and Other

     Net revenue includes revenue generated from the distribution of films from the Savoy library acquired as a result of the Mergers and revenues generated at the Miami television station.

     Other costs related to revenues and other costs and expenses include costs to generate the Savoy revenues, corporate expenses and $6.3 million and $11.1 million of cost in the quarter and nine months ended September 30, 1998, respectively, to launch the Miami station.

B. FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $146.7 million for the nine months ended September 30, 1998. These cash proceeds were used to pay for capital expenditures of $64.2 million, to make long-term investments totalling $25.6 million and to reduce amounts outstanding under the Company's bank loans.

     Consolidated capital expenditures for the nine months ended September 30, 1998 relate in part to the build-out of the Miami station. Consolidated capital expenditures are expected to range from $80.0 million to $90.0 million in 1998.

     On February 12, 1998, the Company and certain of its subsidiaries, including USANi LLC as borrower, entered into a new $1.6 billion credit facility (the "New Facility") with a $40.0 million sub-limit for letters of credit. The New Facility was used to finance the Universal Transaction and to refinance the Company's existing $275.0 million revolving credit facility. The New Facility consists of a $600.0 million revolving credit facility, a

$750.0 million Tranche A Term Loan and a $250.0 million Tranche B Term Loan. On August 5, 1998, the Company repaid the Tranche B Term Loan in the amount of $250.0 million from cash on hand. The revolving credit facility and the Tranche A Term Loan mature on December 31, 2002. The New Facility is guaranteed by, and secured by stock in, substantially all of the Company's material subsidiaries. The interest rate on borrowings under the New Facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. As of October 30, 1998, there was $750.0 million in outstanding borrowings under the New Facility and $599.9 million was available for borrowings after taking into account outstanding letters of credit. As of October 30, 1998, the borrowing rate on loans outstanding under the Tranche A Term Loan was 6.2%.

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

     Pursuant to the Investment Agreement, the Company has granted to Universal and Liberty preemptive rights with respect to future issuances of USAi Common Stock and USAi Class B Common Stock, which generally allow Universal and Liberty the right to maintain an ownership percentage equal to the ownership percentage such entity held, on a fully converted basis, immediately prior to such issuance. In addition, Universal had certain mandatory purchase obligations with respect to USAi Common Stock (or USANi LLC shares) issued with respect to the conversion of the 5 7/8% Debentures and the Ticketmaster tax-free merger. During the period from February 12, 1998 through July 27, 1998, Universal and Liberty contributed approximately $787 million pursuant to the preemptive rights in exchange for Common Stock and USANi LLC shares. These preemptive rights exercises are described more fully below.

     In connection with the Universal Transaction, the Company entered into a joint venture agreement relating to the development of international general entertainment television channels including international versions of USA Network, The Sci-Fi Channel and Universal's action/adventure channel 13th Street. Unless the Company elects to have Universal buy out its interest in the venture, the Company and Universal will be 50-50 partners in the venture, which will be managed by Universal. USANi LLC and Universal have each committed to contribute $100 million in capital in the venture over a number of years. The decision by the Company on whether to have Universal buy out its interest in the joint venture is expected to be made during the fourth quarter of 1998.

     In connection with the Universal Transaction and other strategic initiatives, the Company anticipates that it will need to invest working capital in connection with the development and expansion of its overall operations.

     The Company implemented its plan to disaffiliate its station in the Miami, Florida market in June 1998. The Company has incurred and will continue to incur expenditures to develop programming and promotion of this station, which during the development and transitional stage, may not be offset by sufficient advertising revenues. The Company may also transition additional broadcasting stations to the new format in 1999. The Company believes that the process of disaffiliation can be successfully managed so as not to have a material adverse effect on the Company and so as to maximize the value of the broadcasting stations.

     During the remainder of 1998, management expects to pay cable distribution fees of between $5.0 million and $25.0 million, relating to new and current contracts with cable systems operators to carry Home Shopping's programming.

     On June 24, 1998 the Company completed its acquisition of Ticketmaster by issuing 15,967,200 shares of USAi Common Stock to the public shareholders of Ticketmaster and converted 3.6 million options to acquire Ticketmaster common stock into options to acquire USAi Common Stock for a total consideration of $467.0 million. In connection with the closing of the acquisition, the Company repaid all outstanding borrowings under the Ticketmaster credit agreement using proceeds from the New Facility. In connection with the Ticketmaster tax-free merger, Universal and Liberty exercised their preemptive rights with respect to the issuance of 12.6 million shares of USAi Common Stock to the holders of Ticketmaster common stock. In the aggregate, Universal and

Liberty acquired 24,649,716 USANi LLC Shares in exchange for total consideration of $493.0 million. Of that amount, $105.2 million was applied to the remainder of the Universal deferred purchase price obligation (including accrued interest) and the remainder was received in cash. These transactions closed in July 1998.

     On January 20, 1998, the Company consummated the sale of its Baltimore, Maryland television station for $80.0 million. On June 18, 1998, the Company purchased a television station serving the Atlanta, Georgia, market. On June 18, 1998 the Company acquired the remaining interest in an entity partially owned by the Company, which owned television stations serving the Orlando, Florida; Portland, Oregon and Rapid City, South Dakota markets. The aggregate purchase prices for these transactions was approximately $70.0 million. The proceeds from the sale of the Baltimore station were used, in part, to complete the purchase of the Atlanta station. On June 19, 1998 the Company sold the station serving Portland, Oregon for total cash consideration of $30 million. On October 30, 1998, the Company sold the station serving Rapid City, South Dakota for total consideration of $5.5 million.

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

     On September 28, 1998, pursuant to an Amended and Restated Agreement and Plan of Reorganization among CitySearch, Inc. ("CitySearch"), the Company, Ticketmaster and certain of its subsidiaries, the Company merged the online ticketing operations of Ticketmaster ("Ticketmaster Online") into a subsidiary of CitySearch, a publisher of local city guides on the Web (the "CitySearch Merger"), to create Ticketmaster Online-CitySearch, Inc. ("TMCS"). The Company had acquired Ticketmaster Online as part of the Ticketmaster Transaction and has preliminarily allocated to Ticketmaster Online a total of $154.8 million of the goodwill resulting from the Company's acquisition of Ticketmaster. The CitySearch Merger was accounted for using the "reverse purchase" method of accounting, pursuant to which Ticketmaster Online was treated as the acquiring entity for accounting purposes, and the portion of the assets and liabilities of CitySearch acquired were recorded at their respective fair values under the purchase method of accounting.

     Prior to the CitySearch Merger, the Company owned approximately 11.8% of CitySearch, which it had purchased for total consideration of $23.0 million. Pursuant to the CitySearch Merger, the Company acquired 50.7% of CitySearch in exchange for an effective 35.2% interest in Ticketmaster Online. The total purchase price for the acquisition of the additional CitySearch interest was approximately $120.9 million, substantially all of which was allocated to goodwill which will be amortized over three years.

     In connection with the CitySearch Merger, on October 2, 1998, the Company commenced a Tender Offer to acquire from other TMCS stockholders up to 2,924,339 shares of TMCS common stock. The Company purchased 1,997,502 TMCS shares pursuant to the Tender Offer, which was completed on November 3, 1998, representing an additional 3.1% interest in CitySearch, for total consideration of $17.3 million. Following the completion of the Tender Offer, the Company beneficially owns approximately 67.9% of TMCS outstanding shares. The CitySearch Merger and Tender Offer are referred to as the "CitySearch Transaction."

     In connection with the CitySearch Transaction, the Company recorded a deferred gain of $65.8 million by exchanging a 35.2% interest in Ticketmaster Online with a basis of $55.1 million for a 50.7% interest in CitySearch, which had a fair value of $120.9 million. The gain was deferred because the stockholders of CitySearch have various put options on their TMCS stock to USAi, which options terminate upon the completion of a qualified initial public offering, as defined. This gain will be recognized at the time of the completion of the TMCS initial public offering.

     CitySearch has experienced significant losses during its startup phase and the Company expects to continue to incur losses for the foreseeable future as it rolls out its product into new markets. As of September 30, 1998, TMCS has $57 million in cash which it believes is sufficient to cover future losses. In addition, TMCS currently expects to issue shares in an initial public offering which is expected to generate proceeds sufficient to repay a $50 million loan to the Company and to fund its operations.

     In Management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet the Company's foreseeable needs.

     During the nine months ended September 30, 1998, the Company did not pay any cash dividends, and none are permitted under the New Facility.

OTHER MATTERS

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 which could result in miscalculation or system failures. Various systems could be affected ranging from complex information technology ("IT") computer systems to non-information technology ("non-IT") devices such as an individual machine's programmable logic controller.

     The Company is currently conducting a detailed assessment of all of its IT and non-IT hardware and software to assess the scope of its year 2000 issue. The Company has potential exposure in technological operations within the sole control of the Company and in technological operations which are dependent in some way on one or more third parties. The Company believes that it has preliminarily identified all significant technological areas within its control. The Company has initiated communications with significant vendors and customers to confirm their plans to become Year 2000 compliant and is assessing any possible risk to or effects on the Company's operations. The Company believes that, with respect to technological operations which are dependent on third parties, the significant areas of potential risk are the ability of cable operators to receive the signal transmission of USA Network, The Sci Fi Channel and the HSN Services, and the ability of banks and credit card processors to process credit card transactions. The Company expects its Year 2000 assessment, remediation, implementation and testing to be completed by the second quarter of 1999 with the exception of certain of its systems at Ticketmaster which are scheduled to be completed by October 1999.

     Because the assessment is still in progress, it is not possible at this time to predict with any reasonable certainty the total cost to remediate all Year 2000 issues. However, the Company believes that the total costs associated with the Year 2000 issue will not exceed $10 million (exclusive of capital expenditures that are currently planned to replace existing hardware and software systems as part of the Company's ongoing efforts to upgrade its infrastructure and systems). The figure will be revised as a result of further assessment.

     Accordingly, based on existing information, the Company believes that the costs of addressing potential problems will not have a material adverse effect on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors were unable to resolve such issues in a timely manner, it could result in a material adverse effect on the Company's financial position, results of operations or cash flows. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

     The Company is currently focusing its efforts on identification and remediation of its Year 2000 exposures and has not yet developed contingency plans in the event it does not successfully complete all phases of its Year 2000 program. The Company intends to examine its status in the first quarter of 1999, and periodically thereafter, to determine whether such plans are necessary.

SEASONALITY

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended September 30, 1998 for each line of business, and for the Company as a whole, are not necessarily indicative of results for the full year.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the Ticketmaster 1994 consolidated consumer class action lawsuit, previously reported in Ticketmaster's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 and in the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 1998 and June 30, 1998, discovery on the plaintiff's claim for equitable relief is ongoing in the United States District Court in the Eastern District of Missouri and a trial date of July 17, 2000 has been set. On July 9, 1998, the plaintiffs filed a petition for a writ of certiorari in the United States Supreme Court seeking review of the decision dismissing their claims. On October 5, 1998, the Supreme Court invited the Solicitor General of the United States to file a brief expressing the views of the United States in this case.

     In the MovieFone litigation, previously reported in Ticketmaster's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 and Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998 and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, in May 1998, the claimant in the previously disclosed arbitration proceeding against Pacer Cats Corporation, a wholly owned subsidiary of Wembley plc ("Pacer Cats"), filed a petition in New York state court to hold an entity affiliated with Ticketmaster in contempt of the injunction provision of the arbitration award on the grounds that such entity is a successor or assign of, or otherwise acted in concert with, Pacer Cats. The motion is pending. Certain of the MovieFone Entities have also filed an action against Ticketmaster in the United States District Court for the Southern District of New York, MovieFone, Inc. v. Ticketmaster Corporation, 95 Civ. 1861, alleging claims under the antitrust laws and RICO as well as tort law, based on allegations that are substantially similar to those made in the MovieFone arbitration proceeding. The Southern District action seeks monetary and injunctive relief. Ticketmaster has filed a motion to dismiss this action, which is pending.

     In the Ticketmaster Shareholder Litigation, previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Cook County Circuit Court entered an order dismissing the Illinois case with prejudice. Defendants intend to seek dismissal of the California cases based on the decision of the Circuit Court in Illinois.

     In the Jovon litigation, previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 1998 and June 30, 1998, the Federal Communications Commission ("FCC") released a Memorandum Opinion and Order ("Order") addressing Jovon Broadcasting Corporation's petition for reconsideration of its 1996 ruling regarding USA Capital Corporation's option to acquire a 45 percent interest in Jovon. In the Order, the FCC affirmed its earlier holding that the option does not violate the cross-interest policy and may be exercised up to a one-third equity interest in Jovon. The FCC left the validity of the option agreement to be determined by the state courts. On October 13, 1998, the Company filed a Request for Clarification, seeking to confirm that it may use a trust mechanism in order to exercise the option. Jovon has filed a response to the Request for Clarification. On January 9, 1998, the Circuit Court of Pinellas County, Florida denied Jovon's motion to dismiss litigation brought by certain entities controlled by the Company against Jovon. However, the court stayed the action for a period of six months. A status conference is expected to be held before the end of 1998, at which time the court will decide whether an extension of the stay is warranted.

     The Company is engaged in various other lawsuits either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material adverse impact on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
10**    --   Amended and Restated Agreement and Plan of Reorganization,
             among CitySearch, Inc., Tiberius, Inc., USA Networks, Inc.,
             Ticketmaster Group, Inc., Ticketmaster Corporation and
             Ticketmaster Multimedia Holdings, Inc., dated August 12,
             1998
11      --   Statement Re: Computation of Per Share Earnings
27.1    --   Financial Data Schedule (for SEC use only)
27.2    --   Financial Data Schedule (for SEC use only)
27.3    --   Restated Financial Data Schedule (for SEC use only)
27.4    --   Restated Financial Data Schedule (for SEC use only)

---------------

 * Reflects management contracts and compensatory plans

** Filed herewith

     (b) Reports on Form 8-K

       None

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

               Dated           November 13, 1998  /s/ BARRY DILLER
        ----------------------------------------  --------------------------------------------------------
                                                  Barry Diller
                                                  Chairman of the Board and
                                                  Chief Executive Officer

               Dated           November 13, 1998  /s/ VICTOR A. KAUFMAN
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

               Dated           November 13, 1998  /s/ MICHAEL P. DURNEY
        ----------------------------------------  --------------------------------------------------------
                                                  Michael P. Durney
                                                  Vice President, Controller
                                                  (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION                           PAGE
-------                              -----------                           ----
10**    --   Amended and Restated Agreement and Plan of Reorganization,
             among City Search, Inc., Tiberius, Inc., USA Networks, Inc.,
             Ticketmaster Group, Inc., Ticketmaster Corporation and
             Ticketmaster Multimedia Holdings, Inc., dated August 12,
             1998.
11      --   Statement Re: Computation of Per Share Earnings
27.1    --   Financial Data Schedule (for SEC use only)
27.2    --   Financial Data Schedule (for SEC use only)
27.3    --   Restated Financial Data Schedule (for SEC use only)
27.4    --   Restated Financial Data Schedule (for SEC use only)

---------------

 * Reflects management contracts and compensatory plans

** Filed herewith