Form 10-K405
period 1998-12-31
USA NETWORKS INC
filed 1999-03-24
CIK 891103

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 24, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               USA NETWORKS, INC.
             (Exact name of registrant as specified in its charter)
                          COMMISSION FILE NO. 0-20570

           DELAWARE                         59-2712887
 (State or other jurisdiction            (I.R.S. Employer
              of                       Identification No.)
incorporation or organization)

                152 WEST 57TH STREET, NEW YORK, NEW YORK, 10019
             (Address of Registrant's principal executive offices)
                                 (212) 314-7300
             (Registrant's telephone number, including area code):
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
                      ------------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X] No [   ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     As of February 26, 1999, the following shares of the Registrant's capital stock were outstanding:



Common Stock................................................  127,805,172
Class B Common Stock........................................   31,516,726
                                                              -----------
  Total outstanding Common Stock............................  159,321,898
Common Stock issuable upon exchange of outstanding
  exchangeable subsidiary equity............................  173,185,547
                                                              -----------
  Total outstanding Common Stock, assuming full exchange of
  exchangeable subsidiary equity............................  332,507,445
                                                              ===========



     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 26, 1999 was $3,873,285,832. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.



     Assuming the exchange, as of February 26, 1999, of all equity securities of subsidiaries of the Registrant exchangeable for Common Stock of the Registrant, the Registrant would have outstanding 332,507,445 shares of Common Stock with an aggregate market value of $13,217,170,939.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX


                                                                        PAGE
                                                                        ----
                                     PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   30
Item 3.   Legal Proceedings...........................................   32
                                    PART II
Item 5.   Market for Registrant's Common Equity and Related              36
          Stockholder Matters.........................................
Item 6.   Selected Financial Data.....................................   36
Item 7.   Management's Discussion and Analysis of Financial Condition    38
          and Results of Operations...................................
Item 8.   Consolidated Financial Statements and Supplementary Data....   47
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosures.................................................   78
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........   79
Item 11.  Executive Compensation......................................   83
Item 12.  Security Ownership of Certain Beneficial Owners and            89
          Management..................................................
Item 13.  Certain Relationships and Related Party Transactions........   91
                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form   106
          8-K.........................................................

                                     PART I

ITEM 1.   BUSINESS

                                    GENERAL

     USA Networks, Inc. ("USAi") through its subsidiaries, is a leading media and electronic commerce company. USAi's principal operating assets include USA Network, The Sci-Fi Channel, Studios USA, Home Shopping Network, Internet Shopping Network, Ticketmaster, Ticketmaster Online-CitySearch and USA Broadcasting.

     USAi is organized along five principal lines of business:

     - NETWORKS AND TELEVISION PRODUCTION, which includes Networks and Studios USA. Networks operates USA Network and The Sci-Fi Channel cable television networks and Studios USA produces and distributes television programming.

     - TELEVISION BROADCASTING, which includes television stations.

     - ELECTRONIC RETAILING, which consists primarily of Home Shopping Network and America's Store, which are engaged in the electronic retailing business.

     - TICKETING OPERATIONS, which includes Ticketmaster, the leading provider of automated ticketing services in the United States, and Ticketmaster Online, Ticketmaster's exclusive agent for online ticket sales.

     - INTERNET SERVICES, which includes USAi's online retailing networks business and CitySearch's online local city guide business.

CORPORATE HISTORY

     USAi was incorporated in July 1986 in Delaware under the name Silver King Broadcasting Company, Inc. as a subsidiary of Home Shopping Network, Inc. ("Holdco"). On December 28, 1992, Holdco distributed the capital stock of USAi to its stockholders.

SAVOY AND HOME SHOPPING MERGERS

     In December 1996, USAi completed mergers with Savoy Pictures Entertainment, Inc. and Holdco and Savoy and Holdco became subsidiaries of USAi. At the same time as the mergers, USAi changed its name from Silver King Broadcasting Company, Inc. to HSN, Inc.

TICKETMASTER TRANSACTION

     On July 17, 1997, USAi acquired a controlling interest in Ticketmaster Group, Inc. ("Ticketmaster") from Mr. Paul G. Allen, who upon completion of the transaction became a director of USAi, in exchange for shares of USAi's common stock. On June 24, 1998, USAi acquired the remaining Ticketmaster common equity in a tax-free stock-for-stock merger.

UNIVERSAL TRANSACTION

     On February 12, 1998, USAi completed the Universal transaction, in which USAi acquired USA Networks, a New York partnership (which consisted of USA Network and The Sci-Fi Channel cable television networks) and the domestic television production and distribution business ("Studios USA") of Universal Studios, Inc. ("Universal") from Universal. Universal is controlled by The Seagram Company Ltd., a Canadian corporation ("Seagram"). USAi paid Universal approximately $1.6 billion in cash ($300 million of which was deferred with interest) and an effective 45.8% interest in USAi through shares of USAi common stock, USAi Class B common stock and shares of USANi LLC, a Delaware limited liability company ("USANi LLC"). The USANi LLC shares are exchangeable for shares of USAi's common stock and Class B common stock on a one-for-one basis.

     Due to Federal Communication Commission ("FCC") restrictions on foreign ownership of entities such as USAi that control domestic television broadcast licenses, Universal, which is controlled by Seagram, is limited in the number of shares of USAi's stock that it may own. USAi formed USANi LLC primarily to hold USAi's non-broadcast businesses in order to comply with such FCC restrictions and for other tax and regulatory reasons. Universal's interest in USANi LLC is not subject to the FCC foreign ownership limitations. USAi maintains control and management of USANi LLC, and the businesses held by USANi LLC are managed by USAi in substantially the same manner as they would be if USAi held them directly through wholly owned subsidiaries. As long as Mr. Diller is the Chairman and Chief Executive Officer of USAi and does not become disabled, these arrangements will remain in place. At such time as Mr. Diller no longer occupies such positions, or if Mr. Diller becomes disabled, Universal may have the right to designate a person to be the manager of USANi LLC and the Chairman and Chief Executive Officer of USAi. If Universal does not have such right, Liberty Media Corporation ("Liberty") may be entitled to designate such persons. In all other cases, USAi is entitled to designate the manager of USANi LLC.

     As part of the Universal transaction, USAi changed its name to USA Networks, Inc. and renamed its broadcast television division "USA Broadcasting", formerly HSNi Broadcasting, and its primary television station group "USA Station Group", formerly "Silver King".

TICKETMASTER ONLINE-CITYSEARCH TRANSACTION

     On September 28, 1998, CitySearch, Inc. merged with Ticketmaster Online, a wholly owned subsidiary of Ticketmaster, to form Ticketmaster Online-CitySearch, Inc. ("Ticketmaster Online-CitySearch"). Following the merger, Ticketmaster Online-CitySearch was a majority-owned subsidiary of Ticketmaster. Shares of Ticketmaster Online-CitySearch's Class B common stock were sold to the public in an initial public offering that was completed on December 8, 1998. The Ticketmaster Online-CitySearch Class B common stock is quoted on the Nasdaq Stock Market. Following the initial public offering, as of December 31, 1998, USAi beneficially owned 59.5% of the outstanding Ticketmaster Online-CitySearch common stock, representing 63.5% of the total voting power of Ticketmaster Online-CitySearch's outstanding common stock. For financial reporting purposes, Ticketmaster Online-CitySearch's Ticketmaster Online ticketing business is considered part of USAi's Ticketing Operations, while Ticketmaster Online-CitySearch's local city guides business is considered part of USAi's Internet Services.

RECENT DEVELOPMENTS -- LYCOS TRANSACTION

     On February 9, 1999, USAi, Ticketmaster Online-CitySearch, Inc. and Lycos, Inc., ("Lycos"), a leading global Web media company, announced that they had entered into agreements to combine Ticketmaster Online-CitySearch, Lycos and USAi's Home Shopping Network, Ticketmaster and Internet Shopping Network/First Auction businesses into a new publicly-traded company. The new company will be named USA/Lycos Interactive Networks, Inc. Upon the closing of the transaction, USAi will own 61.5%, Lycos shareholders will own 30%, and Ticketmaster Online-CitySearch shareholders, other than USAi, will own 8.5% of the new company's common equity. The transaction is subject to Lycos' shareholders' approval as well as receipt of required government approvals and other customary conditions.

CORPORATE STRUCTURE AND CONTROLLING SHAREHOLDERS

     USAi. As of February 26, 1999, Liberty, through companies owned by Liberty and Mr. Diller, owned 3.8% of USAi's outstanding Common Stock and 78.7% of USAi's outstanding Class B common stock and Universal owned approximately 6.6% of USAi's outstanding common stock and 21.3% of USAi's outstanding Class B common stock. Mr. Diller, through companies owned by Liberty and Mr. Diller, his own holdings and the stockholders agreement, dated as of October 19, 1997, among Mr. Diller, Universal, Liberty, USAi and Seagram, controls 74.4% of the outstanding total voting power of USAi. Mr. Diller, subject to a stockholders agreement and subject to veto rights of Universal and Liberty over fundamental changes, is effectively able to control the outcome of nearly all matters submitted to a vote of USAi's stockholders.

     Assuming the exchange of all equity securities of USANi LLC and Holdco that are exchangeable for USAi's common stock or Class B common stock, but excluding employee stock options, as of February 26,

1999: (1) Universal would own approximately 45% of USAi's common equity, (2) Liberty would own approximately 21% of USAi's common equity, and (3) the public shareholders, including Mr. Diller, and other USAi officers and directors, would own approximately 34% of USAi's common equity.



     Holdco. As of February 26, 1999, Liberty owned a 19.9% equity interest (9.2% of the voting power) in Holdco and USAi owned the remaining equity and voting interests. Holdco's only asset is its 38.8% interest in USANi LLC. Holdco has a dual-class common stock structure similar to USAi's. Under an exchange agreement, dated as of December 20, 1996 between USAi and a subsidiary of Liberty, Liberty or its permitted transferee will exchange its Holdco common stock and its Holdco Class B common stock for shares of USAi's common stock and Class B common stock, respectively, at the applicable conversion ratio. This exchange will only occur at such time or from time to time as Liberty or its permitted transferee is allowed under applicable FCC regulations to hold additional shares of USAi's stock. Liberty, however, is obligated to effect an exchange only after all of its USANi LLC shares have been exchanged for shares of USAi's common stock. Upon completion of the exchange of Liberty's Holdco shares, Holdco will become a wholly owned subsidiary of USAi.



     USANi LLC. As of February 26, 1999, USAi owned 3.2% and indirectly through Holdco 38.8% of the outstanding USANi LLC shares, Universal owned 49.5% of the outstanding USANi LLC shares and Liberty owned 8.5% of the outstanding USANi LLC shares.


     Under an exchange agreement, dated February 12, 1998, among USAi, Universal and Liberty, Universal may exchange its USANi LLC shares for shares of USAi's common stock and Class B common stock and Liberty may exchange its USANi LLC shares for USAi's common stock. USAi has the right, subject to conditions, to require Liberty to exchange such shares when, under applicable law, it is legally permitted to do so. USAi may only require Universal to exchange its USANi LLC shares upon a sale of USAi as provided in the exchange agreement.


FORWARD LOOKING STATEMENTS


     THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES LAWS. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS, BASED ON THE INFORMATION CURRENTLY AVAILABLE TO US. SUCH FORWARD-LOOKING STATEMENTS ARE PRINCIPALLY CONTAINED IN THE SECTIONS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS". THE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHER THINGS, STATEMENTS RELATING TO OUR ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, NEW DEVELOPMENTS, NEW MERCHANDISING STRATEGIES AND SIMILAR MATTERS.


     THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS, THAT MAY AFFECT THE OPERATIONS, PERFORMANCE, DEVELOPMENT AND RESULTS OF OUR BUSINESS AND INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING:


     -  MATERIAL ADVERSE CHANGES IN ECONOMIC CONDITIONS IN OUR MARKETS;

     -  FUTURE REGULATORY ACTIONS AND CONDITIONS IN OUR OPERATING AREAS;

     -  COMPETITION FROM OTHERS;

     -  SUCCESSFUL INTEGRATION OF OUR DIVISIONS' MANAGEMENT STRUCTURES;

     -  PRODUCT DEMAND AND MARKET ACCEPTANCE;

     - THE ABILITY TO PROTECT PROPRIETARY INFORMATION AND TECHNOLOGY OR TO OBTAIN NECESSARY LICENSES ON COMMERCIALLY REASONABLE TERMS; AND

     -  OBTAINING AND RETAINING KEY EXECUTIVES AND EMPLOYEES.

     WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR ANY OTHER REASON. IN LIGHT OF THESE RISKS, UNCERTAINTIES AND ASSUMPTIONS, THE FORWARD-LOOKING EVENTS DISCUSSED IN THIS REPORT MAY NOT OCCUR.

                           DESCRIPTION OF BUSINESSES

NETWORKS AND TELEVISION PRODUCTION

NETWORKS

     Networks operates two domestic advertiser-supported 24-hour cable television networks -- USA Network and The Sci-Fi Channel. Since its inception in 1977, USA Network has grown into one of the nation's most widely distributed and viewed satellite-delivered television networks. According to Nielsen Media Research, as of December 1998, USA Network was available in approximately 75.2 million U.S. households (76% of the total U.S. households with televisions). For the 1998 year, USA Network earned the highest primetime rating of any domestic basic cable network, with an average rating of 2.3 in primetime for the 12-month period (Source: Nielsen Media Research). USA Network is a general entertainment network featuring original series and movies, theatrical movies, off-network television series and major sporting events, designed to appeal to the available audiences during particular viewing hours. In general, USA Network's programming is targeted at viewers between the ages of 18 to 54.

     The Sci-Fi Channel was launched in 1992. It has been one of the fastest-growing satellite-delivered networks since its inception. According to Nielsen Media Research, as of December 1998, The Sci-Fi Channel was available in
52.6 million U.S. households (53% of the total U.S. households with televisions). The Sci-Fi Channel features science fiction, horror, fantasy and science-fact oriented programming. In general, The Sci-Fi Channel's programming is designed to appeal to viewers between the ages of 18 to 49. According to Nielsen Media Research, the Sci-Fi Channel averaged a prime time 0.9 rating for the fourth quarter of 1998, a 50% gain over its fourth quarter 1997 average.

     USA Network and The Sci-Fi Channel derive virtually all of their revenues from two sources. The first is the per-subscriber fees paid by the cable operators and other distributors. The second is from the sale of advertising time within the programming carried on each of the networks. Tele-Communications, Inc. or TCI, which is the parent company of Liberty, and Time Warner together represent nearly 40% of USA Network's distribution and more than 30% of The Sci-Fi Channel's distribution. USAi is currently in negotiations with TCI to renew its distribution agreement for USA Network. For more information see "Certain Relationships and Related Party Transactions -- Relationship between USA and Liberty."

     Programming and Transmission. Presently, USA Network's program line-up features original series, produced exclusively for USA Network, including the following: La Femme Nikita, Silk Stalkings and Pacific Blue. USA Network also exhibits approximately 22 movies produced exclusively for it each year. USA Network's programming includes off-network series such as Baywatch and Walker, Texas Ranger and major theatrically-released feature films. USA Network is home to exclusive midweek coverage of the U.S. Open Tennis Championships and early round coverage of The Masters and major PGA Tour golf events.

     USA Network typically enters into long-term agreements for its major off-network series programming. Its original series commitments usually start with less than a full year's commitment, but contain options for further production over several years. USA Network is planning to produce some original programming to enable it to control all of the rights to such programs. These original productions will include both series and made-for-television movies. USA Network acquires theatrical films in both their "network" windows and "pre-syndication" windows. Under these arrangements, the acquisition of such rights is often concluded many years before the actual exhibition of the films begins on the network. USA Network's original films start production less than a year prior to their initial exhibition. USA Network typically obtains the right to exhibit both its acquired theatrical films and original films numerous times over multiple year periods.

     The Sci-Fi Channel's program lineup includes original programs produced specifically for it, such as Sliders and Mystery Science Theater 3000, (and starting in March 1999, is expected to include Farscape and Poltergeist, as well as science fiction movies and classic science fiction series, such as the original Star Trek, The Twilight Zone and Quantum Leap). The Sci-Fi Channel's programming arrangements for off-network series, original series, theatrical movies and original movies are similar to those entered into by USA Network.

     USA Network and The Sci-Fi Channel each distribute their programming service on a 24-hour per day, seven day per week basis. Both networks are distributed in all 50 states and Puerto Rico via satellite for distribution by cable television systems and direct broadcast satellite systems and for satellite antenna owners by means of satellite transponders owned and leased by Networks. Any cable television system or individual satellite dish owner in the United States and its territories and possessions equipped with standard satellite receiving facilities is capable of receiving Networks' programs.

     Networks has the full-time use of four transponders on two domestic communications satellites, although one of those transponders has been subleased, and is available only in the event of certain catastrophic events. Like Home Shopping Network, each of the transponders is a "protected" transponder. A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to those that receive Networks' programs. However, a failure that would necessitate a move to another satellite temporarily may affect the number of cable systems which receive Networks programs as well as other programming carried on the failed satellite, because of the need to install equipment or to reorient earth stations. The projected ends of life of the two satellites utilized by Networks are May, 2004 and March, 2006, respectively.

     Networks' control of two different transponders on each of two different satellites would enable it to continue transmission of its programs should either one of the satellites fail. Although Networks believes it is taking every reasonable measure to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmission will not occur. Such a termination or interruption of service by one or both of these satellites could have a material adverse effect on the operations and financial condition of USAi. The availability of replacement satellites and transponders is dependent on a number of factors over which Networks has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites.

     Each of the networks enters into agreements with cable operators and other distributors which agree to carry the programming service, generally as part of a package with other advertiser-supported programming services. These agreements are multi-year arrangements in which the distributor pays Networks a fee for each subscriber to the particular programming service.

TELEVISION PRODUCTION

     USAi through Studios USA produces and distributes television programs and motion picture films intended for initial exhibition on television and home video in both domestic and international markets. These productions include original programming for network television, first-run syndication through local television stations, pay television, basic cable and home video and made-for-television movies. Studios USA also is the exclusive domestic distributor of the Universal television library.

     Studios USA and its predecessor companies have produced programming for network television since the early 1950s and Studios USA remains a major supplier of network and first-run syndication programming today, including Law & Order, Hercules: The Legendary Journeys and Xena: Warrior Princess. For the 1998/1999 broadcast season, Studios USA is launching two new series for CBS and one new sitcom series for ABC. Studios USA generally retains foreign and off-network distribution rights for programming originally produced for television networks. In addition, Studios USA distributes original television programming in domestic markets for first-run syndication as well as exhibition on basic cable and other media and generally retains foreign distribution rights.

     Television production generally includes four steps: development, pre-production, principal photography and post-production. The production/distribution cycle represents the period of time from development of the property through distribution and varies depending upon such factors as type of product and primary form of exhibition. Under the facilities lease agreement, Studios USA's production activities are centered on the Universal production lot. Some television programs and films are produced, in whole or in part, at other locations both inside and outside the United States.

     Development of television programs and films begins with ideas and concepts of producers and writers, which form the basis of a television series or film. Producers and writers are frequently signed to term agreements generally providing Studios USA with exclusive use of their services for a term ranging from one to five years in the case of producers and one to two years in the case of writers. Term agreements are signed with such talent to develop network comedy and drama and first-run syndication programming. Term agreements are also signed with actors, binding them to Studios USA for a period of time during which Studios USA attempts to attach them to a series under development. These term agreements represent a significant investment for Studios USA.

     In the case of network development, the ideas and concepts developed by producers and writers are presented to broadcast networks to receive their approval and financial participation in the development of a "pilot" that could possibly become a commitment from the network to license a minimum number of episodes based on the pilot. In general, the production cycle for network programming begins with the presentation of pilot concepts to network broadcasters in the fall of each year. Alternatively, Studios USA may elect to self-finance a project, and then market the completed script or produced pilot to the various networks. In any case, each May, networks release their fall schedules, committing to the series production of pilots, renewing existing programs and canceling others. Networks typically commit to seven to thirteen episodes for such new series with options to acquire additional episodes for a negotiated license fee and twenty-two episodes for a renewed series. Production on these series begins in June and continues through March, depending upon the network commitment. The network broadcast season runs from September through May. Studios USA incurs production costs throughout the production cycle up through completion of an episode while networks remit a portion of the license fees to Studios USA upon the beginning of episodic production and a portion upon delivery of episodes.

     Several of Studios USA's subsidiary companies are individually and separately engaged in the development and/or production of television programs. Certain of these subsidiaries are also signatories to various collective bargaining agreements within the entertainment industry. The most significant of these are the agreements with the Writers Guild of America the Directors Guild of America and the Screen Actors Guild which agreements typically have a term of several years and then require re-negotiation.

     Television Production Customers. Studios USA produces television films for the U.S. broadcast networks for prime time television exhibition. Certain television films are initially licensed for network television exhibition in the U.S. and are simultaneously syndicated outside the U.S. Historically, Studios USA customers for network television film product have been concentrated with the three established major U.S. television networks -- ABC, CBS and NBC. In recent years, Fox Broadcasting, UPN and the WB Network have created new networks, decreasing to some extent Studios USA's dependence on ABC, CBS and NBC and expanding the outlets for its network product. Revenue from licensing agreements is recognized in the period that the films are first available for telecast. Programming consists of various weekly series and "made for television" feature length films. 1998/99 network programming includes the returning production Law & Order and three new series -- Payne and Turks on CBS, and Brothers Keeper on ABC. In the initial telecast season, the network license provides for the production of a minimum number of episodes, with the network having the option to order additional episodes for both the current and future television seasons. Network licenses give the networks the exclusive right to telecast new episodes of a given series for a period of time, generally four to five years and sometimes with further options thereafter. The success of any one series may be influenced by the time period in which the network airs the series, the strength of the programs against which it competes, promotion of the series by the network and the overall commitment of the network to the series.

     In recent years, Studios USA or its predecessor company has typically licensed seven to ten made-for-television movies per year to USA Network and has produced the original series Weird Science and Campus Cops for the network. Studios USA is currently producing the original series Sliders for The Sci-Fi Channel and has licensed 48 previously developed episodes of Sliders that had originally aired on Fox Broadcasting. Studios USA has licensed to USA Network off-syndication episodes of Hercules: The Legendary Journeys and Xena: Warrior Princess and off-network episodes of New York Undercover.

     Studios USA also produces television film product that is initially syndicated directly to independent television stations for airing throughout the broadcast day and to network affiliated stations for non-primetime airing. First-run syndication programming for 1998/99 includes one hour weekly series including returning productions of Hercules: The Legendary Journeys and Xena:
Warrior Princess as well as the initial year production of Young Hercules and talk shows including returning productions of The Sally Jessy Raphael Show and The Jerry Springer Show. In addition, in the fall of 1998, Studios USA launched Maury, hosted by talk show veteran Maury Povich.

     Studios USA licenses television film product to independent stations and directly to network affiliated stations in return for either a cash license fee, barter or part-barter and part-cash. Barter syndication is the process whereby Studios USA obtains commitments from television stations to broadcast a program in certain agreed upon time periods. Studios USA retains advertising time in the program in lieu of receiving a cash license fee, and sells such retained advertising time for its own account to national advertisers at rates based on the projected number of viewers. By placing the program with television stations throughout the United States, an "ad hoc" network of stations is created to carry the program. The creation of this ad hoc network of stations, typically representing a penetration of at least 80% of total U.S. television households, enables Studios USA to sell the commercial advertising time through advertising agencies for sponsors desiring national coverage. The rates charged for this advertising time are typically lower than rates charged by U.S. broadcast networks for similar demographics since the networks' coverage of the markets is generally greater. In order to create this ad hoc network of stations and reach 80% of total U.S. television households, Studios USA must syndicate its programming with stations that are owned and operated by the major broadcast networks and station groups, which are essentially entities which own many stations in the major broadcast markets across the United States. Without commitments from broadcast network stations and station groups, the necessary market penetration may not be achieved which may adversely affect the chances of success in the first-run syndication market.

     Generally, television films produced for broadcast or cable networks or barter syndication provide license fees and/or advertising revenues that cover only a portion of the anticipated production costs. The recoverability of the balance of the production costs and the realization of profits, if any, is dependent upon the success of other exploitation including international syndication licenses, subsequent basic cable and domestic syndication licenses, releases in the home video market, merchandising and other uses. Pursuant to an agreement with Universal, Studios USA has the right to include eligible product in Universal's international free television output and volume agreements with television broadcasters in major international territories. These agreements represent a substantial revenue source for Studios USA.

     Distribution. In general, during a series' initial production years (i.e., seasons one to four), domestic network and international revenues fall short of production costs. As a result, the series will likely remain in a deficit position until sold in the domestic syndication market. The series will be available for airing in the off-network syndication market after a network's exclusivity period ends, typically the September following the completion of the third or fourth network season (or the subsequent season if the series were a mid-season order). For a successful series, the syndication sales process generally begins during the third network season. The price that a series will command in syndication is a function of supply and demand. Studios USA syndicated series are sold for cash and/or bartered services (i.e., advertising time) for a period of at least five years. Barter transactions have played an increasingly important role in the syndication process as they can represent a majority of the distributor's syndication revenue.

     Studios USA distributes its current programming domestically. In addition, USAi and Universal have agreed that Studios USA will have the exclusive right through February, 2013, to distribute domestically Universal's large television library, with programming dating back to the 1950s and including such series as Alfred Hitchcock Presents; The Virginian; Marcus Welby, M.D.; Dragnet; Columbo; Kojak; The Rockford Files; Murder She Wrote; Magnum P.I.; Miami Vice; Coach and Northern Exposure. During this period, Studios USA also has the exclusive right, with limited exceptions, to distribute domestically television programming newly produced by Universal.

     In addition, USAi and Universal have agreed that Universal will have the exclusive right, again with limited exceptions, to distribute all Studios USA programming internationally. In that regard, Universal has entered into several output and volume agreements with international television broadcasters that include programming produced by Studios USA. In May 1996, Universal signed a free television output and co-production agreement with Germany's RTL. The ten-year agreement covers all new and existing product distributed by Universal to RTL, UFA and CLT broadcasting outlets in Germany and other German-speaking territories and provides that RTL will co-produce a minimum number of series from Universal and Studios USA over the term of the agreement, providing a portion of each series' production costs. With regard to the output arrangement, RTL has exclusive first-run free television rights in its territories to carry every series and television movie made by Universal and Studios USA during the term of the agreement. In 1997, Universal signed similar volume agreements in France, Spain, Italy and the United Kingdom in which the licensor generally committed to license a minimum number per year of first-run series and first-run television movies during a specified term in the territory. Pursuant to the terms of the international distribution agreement between USAi and Universal, USAi's eligible programming will have the first right to participate in Universal's international output and volume agreements with international television broadcasters, including in Germany, France, Spain, Italy and the United Kingdom.

     Studios USA also produces "direct to video" programming. Studios USA has licensed a third party to sell videos of The Jerry Springer Show that contain portions of previously produced programs that had been edited out when the episodes aired on television.

TELEVISION BROADCASTING

     USAi's television broadcasting operations are conducted through USA Broadcasting. USA Broadcasting, through its wholly owned subsidiaries, owns and operates 13 full-power UHF television stations, including one satellite station, which comprise the USA Station Group. The USA Station Group owns television stations in 12 of the nation's top 22 markets, including seven of the top 10 markets, which reach approximately 31% of television households in the United States. USA Broadcasting also owns minority interests in an additional four full-power UHF television stations which reach approximately 7% of television households in the United States.

     With the exception of the television stations serving the Miami/Ft. Lauderdale and Atlanta markets, each of USA Broadcasting's full-power television stations airs Home Shopping Network's electronic-retail sales programming. Contingent upon consideration of the possible impact on Home Shopping Network in each market, as part of its efforts to maximize the value of the USA Broadcasting stations, USAi intends over time to disaffiliate the USA Station Group stations from Home Shopping Network and develop and program the stations independently.

SUMMARY OF USA STATION GROUP MARKETS

                                                                                HOUSEHOLDS IN
                                                                                 DESIGNATED                LICENSE
TELEVISION                                 CHANNEL         METROPOLITAN          MARKET AREA      DMA     EXPIRATION
STATION                  CITY OF LICENSE     NO.           AREA SERVED           ('DMA')(1)     RANK(1)      DATE
----------               ---------------   -------   ------------------------   -------------   -------   ----------
WHSE-TV(2).............  Newark, NJ          68      New York, NY                 6,755,510        1         6/1/99(3)
WHSI-TV(2).............  Smithtown, NY       67      New York, NY                 6,755,510        1         6/1/99(3)
KHSC-TV................  Ontario, CA         46      Los Angeles, CA              5,009,230        2        12/1/06
WEHS-TV................  Aurora, IL          60      Chicago, IL                  3,140,460        3        12/1/05
WHSP-TV................  Vineland, NJ        65      Philadelphia, PA             2,659,260        4         6/1/99(3)
WHSH-TV................  Marlborough, MA     66      Boston, MA                   2,174,300        6         4/1/99(3)
KHSX-TV................  Irving, TX          49      Dallas, TX                   1,899,330        8         8/1/06
WNGM-TV................  Athens, GA          34      Atlanta, GA                  1,674,700       10         4/1/05
KHSH-TV................  Alvin, TX           67      Houston, TX                  1,624,340       11         8/1/06
WQHS-TV................  Cleveland, OH       61      Cleveland, OH                1,469,010       13        10/1/05
WBHS-TV................  Tampa, FL           50      Tampa/St. Petersburg, FL     1,435,520       15         2/1/05
WAMI-TV................  Hollywood, FL       69      Miami, FL                    1,385,940       16         2/1/05
WBSF-TV................  Melbourne, FL       43      Orlando, FL                  1,041,380       22         2/1/05

---------------
(1) Estimates by Nielsen Marketing Research as of January 1998. For multiple ownership purposes, the FCC attributes only 50% of a market Area of Dominant Influence ("ADI") reach to UHF stations. Arbitron ADI's, like Nielsen DMA's, are measurements of television households in television markets throughout the country. For USAi's purposes, ADI and DMA measurements do not materially differ.

(2) Operating as a satellite of WHSE-TV, WHSI-TV primarily rebroadcasts the signal of WHSE-TV. Together, the two stations serve the metropolitan New York City television market and are considered one station for FCC multiple ownership purposes.

(3) Renewal application pending.

BROADCAST STATION TRANSACTIONS

     In June 1998, entities controlled by USAi acquired Atlanta-14, Inc. the assets of television station WNGM-TV, Channel 34, Athens, Georgia which serves the Atlanta metropolitan area for $50 million from Paxson Communications.

     In June 1998, USA Broadcasting acquired all of the membership interests of Blackstar L.L.C., other than those already owned by USA Broadcasting, for $17 million, plus $1.5 million as consideration for consulting agreements by two of the selling members. At the time, Blackstar was the parent company of the licensees of television stations WBSF(TV), Melbourne, Florida and KBSP-TV, Salem, Oregon, which serve all or portions of the metropolitan areas of Orlando, Florida and Portland, Oregon, respectively. Both of these television stations were affiliates of Home Shopping Network and carried Home Shopping Network programming on a substantially full-time basis. Blackstar was also the parent company of the licensee of television station KEVN-TV, Rapid City, South Dakota, and its satellite station, KIVV-TV, licensed to Lead-Deadwood, South Dakota, both of which are affiliated with, and carry the programming of, Fox Broadcasting Company.

     Concurrently with USA Broadcasting's acquisition of the remaining membership interests of Blackstar, Blackstar sold the assets of the Salem, Oregon television station to Paxson Communications Corporation, and Home Shopping Network terminated the Home Shopping Network affiliation of the station for other consideration. On October 30, 1998, Blackstar sold the stock of the entity controlling the South Dakota television stations to Mission TV, LLC.

     SF Broadcasting consisted of (1) SF Multistations, and its wholly owned subsidiaries, which owned television station KHON-TV, Honolulu, Hawaii with its satellite stations KAII(TV), Wailuku, Hawaii and KHAW(TV), Hilo, Hawaii; (2) WALA-TV, Mobile, Alabama; and (3) WVUE-TV, New Orleans, Louisiana, and SF Broadcasting of Wisconsin, Inc. and its wholly owned subsidiaries, which owned WLUK, Green Bay, Wisconsin. Savoy Stations, Inc., an indirect wholly owned subsidiary of USAi owned 50% of the common equity and 100% of the voting stock of each of SF Wisconsin and SF Multistations. A subsidiary of Fox Television Stations, Inc. owned 50% of the common equity of SF Multistations and SF Wisconsin. On July 16, 1998, SF Multistations and SF Wisconsin sold the assets of their stations to Emmis Communications Corporation for $307 million.

     As of December 31, 1998, USA Broadcasting and its affiliates held minority interests in several television stations as described below:

     - An affiliate of USA Broadcasting owns a 45% nonvoting common stock interest in the following entities: (1) Roberts Broadcasting Company, which owns Station WHSL(TV), East St. Louis, Illinois, serving the St. Louis, Missouri metropolitan area; (2) Urban Broadcasting Corporation, which owns Station WTMW(TV), Arlington, Virginia, serving the Washington, D.C. metropolitan area; and (3) Roberts Broadcasting Company of Denver, which owns Station KTVJ(TV), Boulder, Colorado, serving the Denver, Colorado metropolitan area. All of these stations carry Home Shopping Network programming. Various court actions are pending among various subsidiaries of the USAi involving, among other things, performance issues concerning the affiliation agreements for each of the aforementioned stations.

     - An affiliate of USA Broadcasting holds a 49% nonvoting common stock interest in Channel 66 of Vallejo, California, Inc., licensee of Station KPST-TV, Vallejo, California which serves the San Francisco market.

     - A subsidiary of USA Broadcasting has an option to purchase a 45% nonvoting common stock interest in Jovon Broadcasting Company, the licensee of Station WJYS(TV), Hammond, Indiana, serving the Chicago, Illinois television market. Jovon has contested the validity of the option. For more information, see "-- Legal Proceedings."

LPTV STATIONS

     USAi's 26 low power television stations are located in the areas of New York, New York; Atlanta, Georgia; St. Petersburg, Florida; St. Louis, Missouri; Knoxville, Tennessee; Minneapolis, Minnesota; New Orleans, Louisiana; Roanoke, Virginia; Tucson, Arizona; Tulsa, Oklahoma; Wichita, Kansas; Columbus, Ohio; Kansas City, Missouri; Springfield, Illinois; Huntington, West Virginia; Champaign, Illinois; Toledo, Ohio; Portsmouth, Virginia; Raleigh, North Carolina; Des Moines, Iowa; Shreveport, Louisiana; Spokane, Washington; Pensacola, Florida; Birmingham, Alabama; Mobile, Alabama; and Jacksonville, Florida. USAi's low power television stations, for the most part, carry America's Store. The low power television stations have an average coverage radius of 10-12 miles and an average transmitter power of 1,000-2,000 watts. This contrasts with USAi's full-power UHF television stations, which cover an average radius of 45-55 miles and have an average transmitter power of 120,000 watts. Each of the low power television stations are regarded by the FCC as having secondary status to full power stations and are subject to being displaced by changes in full power stations resulting from digital television allotments.

     Programming. Each of the USA Station Group stations, other than the stations in the Miami/Ft. Lauderdale and Atlanta markets, through the applicable subsidiaries, broadcasts Home Shopping Network for approximately 164 hours per week. As part of its efforts to maximize the value of the USA Station Group, the Company intends over time, subject to consideration of the possible impact on Home Shopping Network on a market by market basis, to disaffiliate the USA Station Group stations from Home Shopping Network and develop and program the stations independently. In June 1998, USA Broadcasting implemented its plans to disaffiliate WAMI-TV, its television station in the Miami/Ft. Lauderdale market. Instead of Home Shopping Network programming, the station now airs news, sports and entertainment programming.

     Upon disaffiliation, substantial expenditures are and will be required to develop USA Broadcasting programming and promotions on the USA Stations, which, during this developmental and transitional stage, would not be offset by sufficient advertising revenues. Additionally, USAi may also incur additional expenses and cash outflows, including making up-front payments, which could be substantial, in connection with entering into cable distribution agreements to secure carriage of Home Shopping Network programming and/or the USA Stations' programming. Furthermore, disaffiliation will disrupt Home Shopping Network's ability to reach some of its existing customers which may cause a reduction in USAi's revenues. USAi believes that the process of disaffiliation can be successfully managed to minimize these adverse consequences while maximizing the value of the USA Stations.

     There can be no assurance that, if Home Shopping Network and the USA Stations disaffiliate, USAi will be successful in its strategy to develop and broadcast new programming formats, whether on a local or national basis, or that USAi will be able to find other means of distributing its Home Shopping Network programming on favorable terms to the households in the broadcast areas currently served by USA Station Group stations. The consequences of any of these decisions will impact the business, financial condition and results of operations of USAi.

ELECTRONIC RETAILING

     Home Shopping Network sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs which are transmitted via satellite to cable television systems, affiliated broadcast television stations and satellite dish receivers. Home Shopping Network operates two retail sales programs, Home Shopping Network and America's Store, each 24 hours a day, seven days a week.

     Home Shopping Network's retail sales and programming are intended to promote sales and customer loyalty through a combination of product quality, price and value, coupled with product information and entertainment. Home Shopping Network and America's Store programs are carried by cable television systems and broadcast television stations throughout the country. Home Shopping Network and America's Store are divided into segments which are televised live with a host who presents the merchandise, sometimes with the assistance of a guest representing the product vendor, and conveys information relating to the product. Viewers purchase products by calling a toll-free telephone number. According to Nielsen Media Research, as of December 31, 1998, Home Shopping Network was available in approximately 69.3 million unduplicated households, including approximately 53.4 million cable households.

     The following table highlights the changes in the estimated unduplicated television household reach of Home Shopping Network, by category of access for the year ended December 31, 1998:

                                                        CABLE     BROADCAST    SATELLITE    TOTAL
                                                        ------    ---------    ---------    ------
                                                               (IN THOUSANDS OF HOUSEHOLDS)
Households -- December 31, 1997.....................    51,362     16,645        2,100      70,107
Net additions/(deletions)...........................     1,592     (2,302)         (72)       (782)
Shift in classification.............................       501       (501)           0           0
Change in Nielsen household counts..................        --          0            0           0
                                                        ------     ------        -----      ------
Households -- December 31, 1998.....................    53,455     13,842        2,028      69,325
                                                        ======     ======        =====      ======

     Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated household reach. Cable households included 5.0 million and 4.0 million direct broadcast satellite households at December 31, 1998 and 1997, respectively, and therefore are excluded from satellite.

     According to industry sources, as of December 31, 1998, there were 98.0 million homes in the United States with a television set, 67.0 million basic cable television subscribers and 2.0 million homes with satellite dish receivers, excluding direct broadcast satellite.

     As of December 31, 1998, America's Store reached approximately 9.5 million cable television households of which 3.6 million were on a part-time basis. Of the total cable television households receiving America's Store, 7.7 million also receive Home Shopping Network.

CUSTOMER SERVICE AND RETURN POLICY

     Home Shopping Network believes that satisfied customers will be loyal and will purchase merchandise on a regular basis. Accordingly, Home Shopping Network has customer service personnel and computerized voice response units available to handle calls relating to customer inquiries 24 hours a day, seven days a week. Generally, any item purchased from Home Shopping Network may be returned within 30 days for a full refund of the purchase price, including the original shipping and handling charges.

DISTRIBUTION, DATA PROCESSING AND TELECOMMUNICATIONS

     Home Shopping Network's fulfillment subsidiaries store, service and ship merchandise from warehouses located in Salem, Virginia and Waterloo, Iowa. Generally, merchandise is delivered to customers within seven to ten business days of the receipt by Home Shopping Network of the customer's payment for an order.

     Home Shopping Network currently operates multiple main frame and distributed computing platforms and has extensive computer systems which track purchase orders, inventory, sales, payments, credit authorization, and delivery of merchandise to customers. During 1998, Home Shopping Network took steps to upgrade many of its computer systems which will continue through 1999.

     Home Shopping Network has digital telephone and switching systems and utilizes the voice response unit, which allows callers to place their orders by means of touch tone input or to be transferred to an operator.

PRODUCT PURCHASING AND LIQUIDATION

     Home Shopping Network purchases merchandise made to its specifications, merchandise from manufacturers' lines, merchandise offered under certain exclusive rights and overstock inventories of wholesalers. The mix of products and source of such merchandise depends upon a variety of factors including price and availability. Home Shopping Network generally does not have long-term commitments with its vendors, and there are various sources of supply available for each category of merchandise sold.

     Home Shopping Network's product offerings include: jewelry; hardgoods, which include fitness products, consumer electronics, collectibles, housewares, and consumables; health and beauty, which consists primarily of cosmetics and vitamins; softgoods, which consist primarily of apparel; and fashion accessories. For 1998, jewelry, hardgoods, health and beauty, softgoods and fashion accessories accounted for approximately 28.7%, 40.6%, 14.3%, 12.1% and 4.3%, respectively, of Home Shopping Network's net sales.

     Home Shopping Network liquidates excess inventory through its four outlet stores located in the Tampa Bay and Orlando areas and one outlet store in the Chicago area which opened in November 1998. Damaged merchandise is liquidated by Home Shopping Network through traditional channels.

TRANSMISSION AND PROGRAMMING

     Home Shopping Network produces its programming in its studios located in St. Petersburg, Florida. Home Shopping Network and America's Store programs are distributed to cable television systems, broadcast television stations, direct broadcast satellite, and satellite antenna owners by means of Home Shopping Network's satellite uplink facilities to satellite transponders leased by Home Shopping Network. Any cable television system, broadcast television station or individual satellite dish owner in the United States and the Caribbean Islands equipped with standard satellite receiving facilities is capable of receiving Home Shopping Network and America's Store.

     Home Shopping Network has lease agreements securing full-time use of three transponders on three domestic communications satellites, although one of those transponders has been subleased as described below. Each of the transponder lease agreements grants Home Shopping Network "protected" rights. When the carrier provides services to a customer on a "protected" basis, replacement transponders (i.e., spare or unassigned transponders) on the satellite may be used in the event the "protected" transponder fails. Should there be no replacement transponders available, the "protected" customer will displace a "preemptible" transponder customer on the same satellite. The carrier also maintains a protection satellite and should a satellite fail completely, all "protected" transponders would be moved to the protection satellite which is available on a "first fail, first served" basis.

     Use of the transponder which Home Shopping Network subleases may, however, be preempted in order to satisfy the owner's obligations to provide the transponder to another lessee on the satellite in the event that the other lessee cannot be restored to service through the use of spare or reserve transponders (the "special termination right"). As of June 5, 1995, Home Shopping Network discontinued use of this satellite transponder for which it has a non-cancelable operating lease calling for monthly payments of approximately $150,000 through December 31, 2006. In 1996, Home Shopping Network subleased this satellite transponder for a term of 10 years with an option to cancel after four years. The monthly sublease rental is in excess of the monthly payment.

     A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to the cable systems and/or television stations which receive Home Shopping Network and America's Store. However, a failure that would necessitate a move to another satellite may temporarily affect the number of cable systems and/or television stations which receive Home Shopping Network and America's Store, as well as all other programming carried on the failed satellite, because of the need to install equipment or to reorient earth stations.

     The terms of two of the satellite transponder leases utilized by Home Shopping Network are for the life of the satellites, which are projected through 2004. The term of the third subleased satellite is through December 31, 2006, subject to earlier implementation of the special termination right.

     Home Shopping Network's access to two transponders pursuant to long-term agreements would enable it to continue transmission of Home Shopping Network programming should either one of the satellites fail. Although Home Shopping Network believes it is taking every reasonable measure to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmissions will not occur. Such a termination or interruption of service by one or both of these satellites could have a material adverse effect on the operations and financial condition of USAi.

     The availability of replacement satellites and transponder time beyond current leases is dependent on a number of factors over which Home Shopping Network has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites.

     The FCC grants licenses to construct and operate satellite uplink facilities which transmit signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. Home Shopping Network has been granted two licenses for operation of C-band satellite transmission facilities and two licenses for operation of KU-band satellite transmission facilities on a permanent basis in Clearwater and St. Petersburg, Florida.

AFFILIATION AGREEMENTS WITH CABLE OPERATORS

     Home Shopping Network has entered into affiliation agreements with cable system operators to carry Home Shopping Network, America's Store, or both services. The agreements have terms ranging from 3 to 14 years, and obligate the cable operator to assist with the promotional efforts of Home Shopping Network by carrying commercials promoting Home Shopping Network and America's Store and by distributing Home Shopping Network's marketing materials to the cable operator's subscribers. All cable operators receive a commission of 5 percent of the net merchandise sales within the cable operator's franchise area, regardless of whether the sale originated from a cable or a broadcast household. With larger, multiple system operators, Home Shopping Network has agreed to provide additional compensation. This compensation will be in various forms, for example, by purchasing advertising availabilities from cable operators on other programming networks, by establishing commission guarantees for the operator, or by making an upfront payment to the operator in return for commitments to deliver a minimum number of Home Shopping Network subscribers for a certain number of years.

AFFILIATION AGREEMENTS WITH TELEVISION STATIONS

     Home Shopping Network has entered into affiliation agreements with television stations to carry Home Shopping Network or America's Store programs. In addition to the 13 owned and operated full power (two of which do not carry Home Shopping Network or America's Store) and 26 low power television stations owned by USAi as of December 31, 1998, USAi has affiliation agreements with 8 full-time, full power stations, 35 part-time, full power stations that carry Home Shopping Network or America's Store and 38 low power stations. USAi has a minority ownership interest in 4 of the full-time, full power stations that carry Home Shopping Network or America's Store programs. The affiliation agreements have terms ranging from four weeks to fourteen years. All television station affiliates other than stations owned by USAi receive an hourly or monthly fixed rate for airing Home Shopping Network and America's Store programs. Full power television signals are carried by cable operators within a station's coverage area. For more information, see "--Regulation -- Must-Carry/Retransmission Consent". Low power station signals are rarely carried by cable systems.

TICKETING OPERATIONS

TICKETMASTER

     Ticketmaster, through its wholly and majority owned subsidiaries, is the leading provider of automated ticketing services in the United States with over 3,750 domestic clients, including many of the country's foremost entertainment facilities, promoters and professional sports franchises. Ticketmaster has established its market position by providing these clients with comprehensive ticket inventory control and management, a broad distribution network and dedicated marketing and support services. Ticket orders are received and fulfilled through operator-staffed call centers, independent sales outlets remote to the facility box office and Ticketmaster Online's Web site. Revenue is generated principally from convenience charges received by Ticketmaster for tickets sold on its clients' behalf. Ticketmaster generally serves as an exclusive agent for its clients and typically has no financial risk for unsold tickets.

     Ticketmaster has a comprehensive domestic distribution system that includes approximately 2,700 remote sales outlets, covering many of the major metropolitan areas in the United States, and 17 domestic call centers with approximately 2,000 operator positions. Ticketmaster also operates in Great Britain, Canada, Ireland, Mexico and Australia and, in 1998, has expanded into France, Chile and Argentina. The number of tickets sold through Ticketmaster has increased from approximately 29 million tickets in 1990 to approximately 70 million tickets in 1998.

     USAi believes that the Ticketmaster system for live event ticketing transactions and its distribution capabilities enhance Ticketmaster's ability to attract new clients and maintain its existing client base. The Ticketmaster system, which includes both hardware and software, is typically installed in a client's box office and provides a single centralized inventory control management system capable of tracking total ticket inventory for all events, whether sales are made on a season, subscription, group or individual ticket basis. The versatility of the Ticketmaster system allows it to be customized to satisfy a full range of client requirements.

     Ticketmaster generally enters into written agreements with its clients under which Ticketmaster agrees to provide the Ticketmaster system and to serve as the client's exclusive ticket sales agent for all sales of individual tickets sold outside of the facility's box office for a specified period, typically five to seven years. Under its facilities agreements, Ticketmaster generally is granted the right to sell tickets for all live events presented at a facility, and installs the Ticketmaster system in the facility's box office. Agreements with promoters generally grant Ticketmaster the right to sell tickets for all live events presented by that promoter at any facility, unless the facility is covered by an exclusive agreement with another automated ticketing service company.

     As part of its client agreements, Ticketmaster is generally granted the right to collect from ticket purchasers a per ticket convenience charge on all tickets sold other than at the box office and an additional per order handling charge on all tickets sold by Ticketmaster other than at remote sales outlets to partially offset the cost of fulfillment. The amount of the convenience charge is typically determined during the contract negotiation process, and varies based upon numerous factors, including the services to be rendered to the client, the amount and cost of equipment to be installed at the client's box office and the amount of advertising and/or promotional allowances to be provided, as well as the type of event and whether the ticket is purchased at a remote sales outlet, by telephone, through the Ticketmaster Online Web site or otherwise. Any deviations from those amounts for any event are negotiated and agreed upon by Ticketmaster and the client prior to any ticket sales. During Ticketmaster's fiscal 1998, the convenience charges generally ranged from $1.50 to $7.00 per ticket. Convenience charges, when added to per order handling charges, averaged approximately $4.50 per ticket in fiscal 1998. Ticketmaster's client agreements also generally establish the amounts and frequency of any increases in the convenience charge and handling charge during the term of the agreement.

     The agreements with some of Ticketmaster's clients provide for a client to participate in the convenience charges paid by ticket purchasers for tickets bought through Ticketmaster for that client's events. The amount of such participation, if any, is determined by negotiation with that client. Some agreements also may provide for Ticketmaster to make participation advances to the client, generally recoupable by Ticketmaster out of the client's future right to participation. In limited cases, Ticketmaster makes an upfront, non-recoupable payment to a client for the right to sell tickets for that client.

     Clients are routinely required by contract to include the Ticketmaster name in print, radio and television advertisements for entertainment events sponsored by such clients. The Ticketmaster name and logo are also prominently displayed on printed tickets and ticket envelopes.

     Ticketmaster generally does not buy tickets from its clients for resale to the public and has no financial risk for unsold tickets. In the United Kingdom, Ticketmaster may from time to time buy tickets from its clients for resale to the public in an amount typically not exceeding (Pounds) 600,000 in the aggregate. Ticket prices are not determined by Ticketmaster. Ticketmaster's clients also generally determine the scheduling of when tickets go on sale to the public and what tickets will be available for sale through Ticketmaster. Facilities and promoters, for example, often handle group and season ticket sales in-house. Ticketmaster only sells a portion of its clients' tickets, the amount of which varies from client to client and varies as to any single client from year to year.

     USAi believes that the primary benefits derived by Ticketmaster's clients by use of the Ticketmaster system include (1) centralized control of total ticket inventory as well as accounting information and market research data, (2) centralized accountability for ticket proceeds, (3) manageable and predictable transaction costs, (4) broader and expedited distribution of tickets, (5) wide dissemination of information about upcoming events through Ticketmaster's call centers, the Ticketmaster Online Web site and other media platforms, (6) the ability to easily add additional performances if warranted by demand, and (7) marketing and promotional support.

     If an event is canceled, Ticketmaster's current policy is to refund the per ticket convenience charges (but not the handling charge). Refunds of the ticket price for a canceled event are funded by the client. To the extent that funds then being held by Ticketmaster on behalf of the client are insufficient to cover all refunds, the client is obligated to provide Ticketmaster with additional funds within 24 to 72 hours after a request by Ticketmaster.

TICKETMASTER ONLINE

     Ticketmaster Online is a leading online ticketing service that enables consumers to purchase tickets for live music, sports, theater and family entertainment events presented by Ticketmaster clients and related merchandise over the Web. Consumers can access the Ticketmaster Online service at www.ticketmaster.com and from CitySearch owned and operated city guides at www.citysearch.com through numerous direct links from banners and event profiles. In addition to these services, the Ticketmaster Online Web site provides local information and original content regarding live events for Ticketmaster clients throughout the United States, Canada and the United Kingdom.

     Throughout the Ticketmaster Online Web site and at the conclusion of a confirmed ticket purchase, the consumer is prompted to purchase merchandise that is related to a particular event, such as videos, tour merchandise and sports memorabilia. Ticketmaster Online-CitySearch intends to expand the types and range of merchandise that can be ordered by consumers through the Ticketmaster Online Web site. Ticketmaster Online-CitySearch also intends to organize membership programs that will provide Ticketmaster Online members with certain benefits centered around entertainment, leisure and travel activities. Membership is expected to include participation in other activities not generally available to the public.

     Since the beginning of online ticket sales in November 1996, Ticketmaster Online has experienced significant growth in tickets sold through its Web site. Gross transaction dollars for ticket sales increased from approximately $223,000 in November 1996 to $16.6 million in December 1998. Similarly, tickets sold on the Ticketmaster Online Web site in November 1996 represented less than 0.1% of total tickets sold by Ticketmaster, while tickets sold online in the month of December 1998 represented more than 7.3%.

     Ticketmaster License Agreement. Under the License and Services Agreement entered into among Ticketmaster, Ticketmaster Online and USAi, as part of the Ticketmaster Online-City Search transaction, subject to certain limitations, Ticketmaster has granted (a) Ticketmaster Online an exclusive, perpetual, irrevocable, worldwide license to use the Ticketmaster trademark and (b) certain Ticketmaster databases to sell live event tickets online for Ticketmaster's clients. In addition, subject to limitations, Ticketmaster authorized Ticketmaster Online-CitySearch to be Ticketmaster's exclusive, perpetual, worldwide agent for such online ticket sales. The Ticketmaster license agreement further provides that Ticketmaster may use and permit others to use the Ticketmaster trademark in connection with the online promotion of ticket sales.

     Ticketmaster retains the rights to sell tickets by non-online means and to use the Ticketmaster trademark in connection with such sales. The Ticketmaster license agreement defines such non-online means to include (1) by telephone; (2) by other voice-to-voice means or voice-to-voice recognition unit systems; (3) by non-interactive broadcast, cable and satellite television; and (4) by kiosks and retail ticket outlets. Client venues retain the rights to sell tickets at their box offices or as otherwise provided in client venue agreements with Ticketmaster.

     Ticketmaster is the contracting party with client venues, promoters and sports franchises, providing ticket inventory management, consumer information and related data for all ticketing transactions. Ticketmaster provides this information to Ticketmaster Online-CitySearch for processing of online live event ticket sales and provides all transaction processing and fulfillment services for online live event ticket sales. Ticketmaster Online-CitySearch is required under the Ticketmaster license agreement to comply with the terms of Ticketmaster's client agreements. Ticketmaster Online-CitySearch rights, contained in the Ticketmaster license agreement, are subject to the client agreements. The Ticketmaster license agreement also generally restricts Ticketmaster Online-CitySearch from cooperating with, offering online links to, or entering into any agreements with venues, ticket sellers or sales agents for online sale of tickets.

     Under the Ticketmaster license agreement, Ticketmaster Online-CitySearch pays Ticketmaster a royalty based on the percentage of the net profit it derives from online ticket sales. Ticketmaster Online-CitySearch also reimburses Ticketmaster for Ticketmaster's direct expenses related to online ticket sales.

     Under the Ticketmaster license agreement, Ticketmaster Online has also been granted the non-exclusive right to promote and sell online merchandise available through Ticketmaster. Ticketmaster serves as Ticketmaster Online's exclusive fulfillment provider for the online sales of this merchandise. As long as Ticketmaster's fees, terms and quality of service are no less favorable than those available to Ticketmaster Online from third parties, Ticketmaster or its affiliates will serve as Ticketmaster Online's exclusive fulfillment provider for the online sales of all other merchandise available through Ticketmaster. Ticketmaster may also solicit sponsorship and advertising for Ticketmaster Online's Web sites in a bundle with other sponsorship and advertising opportunities offered by Ticketmaster.

INTERNET SERVICES

     USAi operates several Internet services associated with its media and entertainment and electronic retailing businesses. In July 1998, USAi announced the formation of USA Networks Interactive to coordinate the operations of its Internet Services business.

RETAILING

     USAi conducts its Internet retailing operations through Internet Shopping Network. Internet Shopping Network's principal Internet retailing service is First Auction, which was launched in June 1997. First Auction is an interactive Internet site, which auctions a broad range of merchandise, including housewares, home decor products, jewelry, apparel, collectibles, outdoor, fitness and sporting equipment, consumer electronics and computers. As of December 31, 1998, First Auction had approximately 260,000 registered members and processed over 2,500 orders each day.

     Internet Shopping Network specializes in marketing, fulfillment, customer service and site development in online retailing. Internet Shopping Network has online advertising distribution agreements with America Online, Microsoft Network and @Home. Internet Shopping Network's technology partners include Sun Microsystems, Oracle and Netscape.

     In addition to First Auction, Internet Shopping Network is in the process of developing a number of new electronic commerce sites, including an online version of Home Shopping Network.

CITYSEARCH

     CitySearch Service for Consumers. CitySearch produces and delivers comprehensive local city guides on the Web, providing up-to-date information regarding arts and entertainment events, community activities, recreation, business, shopping, professional services and news/sports/weather to consumers in metropolitan areas. Each local city guide primarily consists of original content developed and designed specifically for the Web by CitySearch and its partners. The CitySearch service is topically organized by categories, such as arts and entertainment, restaurants and bars, community, shops and services, sports and outdoors, hotels and tourism, local news and professional services. Within most of the city guides, consumers can search neighborhood shopping areas, obtain maps, contact community organizations and vendors by e-mail, and engage in bulletin board discussions with individuals such as local public officials and celebrities. In CitySearch owned and operated markets, consumers can also access the Ticketmaster Online Web site through CitySearch city guides to purchase live event tickets and related merchandise online. In some markets, consumers can also access audio streams, including recent news and other information, from local radio partners. CitySearch offers local and regional businesses the opportunity to reach and interact with targeted consumers. In addition, content generated by consumers through e-mail and bulletin boards enhances the sense of community in CitySearch sites.

     The CitySearch service has been launched in markets across the United States and in selected international markets. CitySearch plans to continue to expand the service both in owned and operated markets and by partnering with major media companies in other markets. These major media partners bring capital, brand recognition, promotional strength and local knowledge to their city guides and allow CitySearch to build out its national and international network of sites faster than it could solely through owned and operated sites. The following table lists the CitySearch's owned and operated and partner-led markets:

MARKETS                               DATE OF LAUNCH             SELECTED PARTNERS
-------                               --------------    ------------------------------------
OWNED AND OPERATED:
Raleigh-Durham-Chapel Hill..........  May 1996          WUNC (public radio station) Capstar
                                                        Broadcasting Corporation
                                                        (4 radio stations) WCHL AM
San Francisco Bay Area..............  October 1996      KGO (ABC) CBS Radio
                                                        (2 radio stations)
Austin..............................  March 1997        KTBC (Fox) UPN13
Salt Lake City/Utah.................  April 1997        Citadel Communications Corporation
                                                        (6 radio stations)
Nashville...........................  May 1997          WZTV (Fox) UPN30 Dick Broadcasting
                                                        (2 radio stations)
Portland............................  June 1997         KATU (ABC) KKCW FM (Jacor
                                                        Communications Inc.)
New York(1).........................  September 1997    New York Daily News Time Out New
                                                        York (weekly arts and entertainment
                                                        publication) New York Convention &
                                                        Visitors Bureau
Denver..............................  January 1999
PARTNER-LED:
Melbourne...........................  July 1997         The Melbourne Age Big Colour Pages
                                                        (independent yellow pages of
                                                        Australia)
Sydney..............................  September 1997    The Sydney Morning Herald Big Colour
                                                        Pages
Toronto.............................  September 1997    Toronto Star Tele-Direct (the yellow
                                                        pages subsidiary of Bell Canada)
Washington, D.C.....................  January 1997      Washingtonpost.Newsweekinteractive
Los Angeles(2)......................  April 1998        Los Angeles Times
Dallas..............................  July 1998         The Dallas Morning News
Baltimore...........................  August 1998       The Baltimore Sun
Stockholm...........................  September 1998    Schibsted ASA/Scandinavia Online
Copenhagen..........................  November 1998     Schibsted ASA/Scandinavia Online
Oslo................................  1999*             Schibsted ASA/Scandinavia Online
San Diego...........................  1999*             The San Diego Union-Tribune

---------------
* Estimated launch dates

(1) CitySearch acquired Metrobeat, Inc. in June 1996 and relaunched the Metrobeat site as a CitySearch site in September 1997.

(2) Includes Pasadena, California, which was launched as a beta test site in January 1996.

     CitySearch Service for Business Customers. CitySearch creates and hosts CitySearch Web sites for local and regional businesses and organizations for a monthly fee. CitySearch offers local businesses a wide range of options in creating Web presences, from a basic Web presence costing as little as $60 per month to a multi-page site with additional features and functionality costing up to $1,000 per month. Most business customers have entered into a one-year agreement that automatically converts into a month-to-month contract upon expiration of the initial term. By aggregating a customer's Web site with those of numerous other businesses in a comprehensive local city guide, CitySearch provides categorical, geographic and editorial context to a customer's Web presence to generate usage by consumers, as well as significant Internet traffic. Based on internal studies, CitySearch believes that CitySearch users are more evenly split between men and women, better educated, slightly older and have higher annual incomes than the typical Internet user. CitySearch believes that these demographics are attractive to its business customers.

     CitySearch provides an integrated solution for businesses to establish a CitySearch Web presence, including design, photography, layout, posting of updated information, hosting and maintenance. Businesses are able to provide a targeted audience with current information about their products and services including photographs, prices, location, schedules of live entertainment, sales and other relevant information. Unlike traditional media such as yellow pages advertising, CitySearch offers CitySearch business customers a certain number of free updates each month. The business customers also receive usage reports, e-mails from interested consumers and access to an expanded base of potential buyers including tourists and out-of-town users. CitySearch has recently introduced a strategy of bundling enhanced features and functionality, including panoramic images and audio clips. These services, when bundled with the basic CitySearch services, are typically priced from $190 to $1,000 per month, and have accounted for significant increases in the average selling prices of CitySearch's offerings. CitySearch believes its broad offering of services and its prices compare favorably to other Web advertising options available to businesses. Such options range from low cost, low quality scanned-in information to free-standing custom-designed sites that may cost in excess of $10,000 in up-front fees to produce and that rely on significant promotion to attract traffic. By providing a high-quality Web presence at an affordable price, CitySearch believes that its services address the demand of the large number of businesses whose online needs fall between these market extremes.

                             INTERNATIONAL VENTURES

INTERNATIONAL TV CHANNEL JOINT VENTURE

     In the Universal transaction, USAi entered into a joint venture agreement relating to the development of international general entertainment television channels, including the international versions of USA Network, The Sci-Fi Channel and Universal's action/adventure channel, 13th Street. As part of the agreement, the Latin American operations of USA Network and The Sci-Fi Channel, Sci-Fi Europe and the international operations of 13th Street have been contributed to the venture. Unless USAi elects to have Universal buy out USAi's interest in the venture, which election USAi expects to make in the second quarter of 1999, USAi and Universal will be 50-50 partners in the venture, which is managed by Universal. Under the joint venture agreement, the venture generally has the exclusive right to develop the international version of domestic general entertainment channels that are owned or controlled by USAi or Universal, excluding, for example, channels that feature Home Shopping Network programming and local USA Station Group channels. USANi LLC and Universal have each committed to contribute $100 million in capital to the venture over a number of years. Additional capital contributions are subject to USAi's election to maintain its 50% interest or to be diluted based on additional contributions from Universal. Under the joint venture agreement, each party is obligated to present international opportunities relating to general entertainment channel development to the venture, so that the partners may elect whether to pursue such opportunity in the venture. In some cases, a

"passed" international opportunity that is subject to these "first offer" provisions may be pursued by the venture partner outside the venture.

HOME SHOPPING NETWORK VENTURES

     Germany. Home Shopping Network owns a 41.9% interest in Home Order Television GmbH & Co. KG a venture based in Munich. Home Order Television broadcasts television shopping 24 hours per day, 16 of which are devoted to live shopping. Home Order Television is carried via cable and satellite to approximately 16.0 million full-time equivalent households in Germany and Austria as of December 31, 1998.

     Japan. Home Shopping Network acquired a 30% interest in Jupiter Shop Channel Co. Ltd., a venture based in Tokyo. Jupiter Shop Channel broadcasts televised shopping 24 hours a day, of which 36.5 hours per week are devoted to live shopping. Jupiter Shop Channel has reached agreements to be available in approximately 2.1 million full-time equivalent households as of December 31, 1998. Tele-Communications International, Inc., a subsidiary of TCI, owns a 50% interest in Jupiter Programming Co. Ltd. which is the 70% shareholder in the venture.

     Spanish Language Networks. Home Shopping Network has entered into an agreement with Univision Communications, Inc. to form a Spanish and Portuguese language live television shopping venture focused on North and South American and European markets. Home Shopping Network owns a 50.1% interest in the venture. The venture currently broadcasts as Home Shopping Network en Espanol three hours per day in the United States reaching 2.6 million homes.

     Italy. In June 1998, Home Shopping Network entered into an agreement with Scandinavian Broadcasting System SA and SBS Italia S.p.A. to explore and, if deemed feasible, develop a live shopping venture in Italy. The venture is addressing a number of regulatory and business issues to determine the viability of the project.

                                   REGULATION

CURRENT FCC REGULATION

     A substantial portion of USAi's businesses is subject to various statutes, rules, regulations and orders relating to communications and generally administered by the FCC. The communications industry, including the operation of broadcast television stations, cable television systems, satellite distribution systems and other multichannel distribution systems and, in some respects, vertically integrated cable programmers, is subject to substantial federal regulation, particularly under the Communications Act of 1934, the Telecommunications Act of 1996 and the rules and regulations promulgated thereunder by the FCC. Cable television systems are also subject to regulation at the state and local level. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC to issue, renew, revoke and modify broadcast licenses, to determine the location of stations, to establish areas to be served and to regulate aspects of broadcast and cable programming. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without prior FCC approval. If the FCC determines that violations of the Communications Act or any FCC rule have occurred, it may impose sanctions ranging from admonishment of a licensee to license revocation.

BROADCAST TELEVISION LICENSE GRANT AND RENEWAL

     The Communications Act provides that a broadcast license, including the licenses controlled by USA Broadcasting, may be granted to any applicant upon a finding that the public interest, convenience and necessity would be served thereby, subject to limitations. Television stations operate according to broadcasting licenses that are usually granted by the FCC for a maximum permitted term of eight years. Television station licenses are subject to renewal upon application to the FCC, which is required under the Telecommunications Act to grant the renewal application if it finds that (1) the station has served the public interest, convenience and necessity; (2) there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and (3) there have been no other violations by the licensee of the

Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

ALIEN OWNERSHIP OF BROADCAST TELEVISION STATIONS

     The Communications Act prohibits the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is beneficially or nominally owned or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The 1934 Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is beneficially or nominally owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. Under the relevant provision of the 1934 Act, Universal is considered an Alien, since it is 84% owned by The Seagram Co. Ltd., a Canadian corporation, and 16% by Matsushita Electric Industrial Co. Ltd., a Japanese corporation. At the Annual Meeting of Stockholders held in February 1998, USAi's stockholders approved amendments to USAi's certificate of incorporation to ensure that USAi will continue to be in compliance with the Alien ownership limitation of the 1934 Act. Universal's equity interest in USAi, to the extent held through the ownership of LLC Shares relating to USANi LLC, which does not hold any broadcast licenses, is not regarded as an equity interest in USAi for purposes of the statutory provision regarding Alien ownership.

MULTIPLE AND CROSS OWNERSHIP

     Current FCC regulations impose significant restrictions on certain positional and ownership interests in broadcast television stations, cable systems and other media. As a general matter, officers, directors and stockholders who own 5% or more of the outstanding voting stock of a media company (except for some institutional shareholders, who may own up to 10%) are deemed to have "attributable" interests in the company. Nonvoting stockholders, minority voting stockholders in companies controlled by a single majority stockholder, and holders of options, warrants and debt instruments are generally exempt from attribution under the current rules.

     Under the FCC's rules, an individual or entity may hold attributable interests in an unlimited number of television stations nationwide, subject to the restriction that no individual or entity may have an attributable interest in television stations reaching, in the aggregate, more than 35% of the national television viewing audience subject to a 50% discount in the number of television households attributed to any UHF station. Locally, unless applicable waiver standards are met, an individual or entity with an attributable interest in one television station may not hold an attributable interest in another television station with an overlapping coverage area. This is called the duopoly rule. The rules also currently prohibit with qualifications, the holder of an attributable interest in a television station from also having an attributable interest in a radio station, daily newspaper or cable television system serving a community located within the coverage area of that television station. Separately, the FCC's "cross-interest" policy generally prohibits the common ownership of an attributable interest in one media company and certain non-attributable, but "meaningful" interests, including substantial non-attributable equity interests, in another media company serving "substantially the same area." Liberty's ownership interests in USAi, including its non-voting ownership interest in the BDTV entities, have been structured to comply with these regulations, which apply to Liberty because of its other interests in cable and broadcast assets. In a June 14, 1996 "Memorandum Opinion and Order," the FCC concluded that Liberty's beneficial interest in USAi through its ownership of convertible non-voting common stock of the BDTV entities, as augmented by an imputed 50% "control" premium, is subject to the cross-interest policy. The FCC subjected Liberty's ownership interest in USAi to conditions, including that (1) the prior approval of the FCC be obtained for any increase in Liberty's interest, and (2) the FCC be notified prior to completion of any transaction whereby the aggregate percentage of television households served by cable systems owned or controlled by TCI in any of USA Broadcasting's television markets would exceed 50 percent. Liberty's ownership of USANi LLC shares relating to USANi LLC is not regarded as an equity interest in USAi for purposes of the FCC cross-ownership rules or practices. Two members of USAi's board of directors, Messrs. Paul G. Allen and William D. Savoy, have attributable interests in cable television systems located within the coverage areas of certain of the television stations controlled by USA Broadcasting. On November 3, 1998, USAi notified the FCC that Messrs. Allen and Savoy have pledged to recuse themselves from any matters that come before USAi's Board of Directors pertaining to the operation or management of the television stations and therefore qualify under the FCC's rules for exemption from attribution of any interests of USAi or USA Broadcasting in the television stations.

     In pending rulemaking proceedings, the FCC is considering, among other things, (1) the relaxation, under various circumstances, of the duopoly rule, and (2) the codification of the cross-interest policy to the extent it was applied to limit Liberty's beneficial equity interest in USAi. Specifically in this regard, the FCC has proposed to prohibit the common ownership of an attributable interest in a media company and a greater than 33% non-attributable equity or debt interest in another media company in the same market, but has requested comment on whether a higher or a lower non-attributable equity or debt benchmark would be more appropriate. It is not possible to predict the extent to which the duopoly rule may be modified or the timing or effect of changes in the cross-interest policy pursuant to the rulemaking proceeding. The outcome of that proceeding could have a material effect on USAi.

     Pursuant to the requirements of the Telecommunications Act, the FCC is considering a formal inquiry to review all of its broadcast ownership rules which are not otherwise under review, including the national audience limitation, the associated 50% discount for UHF stations and the cable/television cross-ownership rule. It is not possible at this time to predict what action the FCC may take and how it may affect USAi.

DIGITAL TELEVISION

     The FCC has taken a number of steps to implement digital television service (including high-definition television) in the United States. On February 17, 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of digital television. The table of digital allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to digital television, conditioned upon the surrender of one of the channels at the end of the digital television transition period. The implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals, subject to the requirement that they continue to provide at least one free, over-the-air television service. The FCC has set a target date of 2002 for completion of construction of digital television facilities and 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of digital television, including the rate of consumer acceptance. Conversion to digital television may reduce the geographic reach of USAi's stations or result in increased interference, with, in either case, a corresponding loss of population coverage. Digital television implementation will impose additional costs on USAi, primarily due to the capital costs associated with construction of digital television facilities and increased operating costs both during and after the transition period. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they receive subscription fees or compensation other than advertising revenues derived from free over-the-air broadcasting services.

     USAi continually reviews developments relating to the FCC's digital television proceedings, and the digital television industry generally. Material developments in this regard could have a material impact on USAi's businesses. For example, in the future, seven of USAi's 26 low-power television stations, as well as other low-power television affiliates of Home Shopping Network, will likely have to cease business operations due to irremediable interference to or from new digital television allocations. Under procedures established in the digital television rulemaking proceeding, USAi has filed applications for authorization to shift the operation of 15 additional low-power television stations to alternative channels that are not subject to displacement. To date, six of such applications have been granted by the FCC. The remaining four of USAi's low-power television stations are not expected to be subject to digital television displacement at their existing channel assignments.

CHILDREN'S TELEVISION PROGRAMMING

     Under legislation enacted in 1990, the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger is limited to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends. Violations of the children's commercial limitations may result in monetary fines or non-renewal of a station's broadcasting license. In addition, the FCC has adopted a guideline for processing television station renewals under which stations are found to have complied with the Children's Television Act if they broadcast three hours per week of "core" children's educational programming, which, among other things, must have as a significant purpose serving the educational and informational needs of children 16 years of age and younger. A television station found not to have complied with the "core" programming processing guideline could face sanctions, including monetary fines and the possible non-renewal of its broadcasting license, if it has not demonstrated compliance with the Children's Television Act in other ways. The FCC has indicated its intent to enforce its children's television rules strictly.

TELEVISION VIOLENCE

     As part of a directive in the Telecommunications Act, the broadcast and cable television industries have adopted, and the FCC has approved a voluntary content ratings system which, when used in conjunction with so-called "V-Chip" technology, would permit the blocking of programs with a common rating. The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation beginning on July 1, 1999. USAi cannot predict how changes in the implementation of the ratings system and "V-Chip" technology will affect its business.

CLOSED CAPTIONING

     The FCC's closed captioning rules, which became effective January 1, 1998, provide for the phased implementation, beginning in the year 2000, of a universal on-screen captioning requirement with respect to the vast majority of video programming. The captioning requirement applies to programming carried on broadcast television stations and cable programming networks. Although the FCC has provided for exceptions to or exemptions from the rules under certain circumstances, none applies to any of the current broadcast or cable programming services of USA Broadcasting, USA Networks or Home Shopping Network. The FCC will entertain requests for waivers of the rules upon a showing that compliance would impose an "undue burden".

OTHER BROADCAST TELEVISION REGULATION

     The FCC continues to enforce strictly its regulations concerning "indecent" programming, political advertising, environmental concerns, technical operating matters and antenna tower maintenance and marking. The FCC also has traditionally enforced its equal employment opportunity rules vigorously, with respect both to compliance with numerical employment guidelines and recruitment efforts and recordkeeping requirements. The FCC's employment rules, as they relate to outreach efforts for recruiting minorities, recently were struck down as unconstitutional by the U.S. Court of Appeals for the D.C. Circuit. The FCC currently is conducting a rulemaking proceeding to modify its employment rules in a manner consistent with the court's ruling. In addition, FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license.

MUST-CARRY/RETRANSMISSION CONSENT

     As part of the Cable Television Consumer Protection and Competition Act of 1992, television broadcasters are required to make triennial elections to exercise either "must-carry" or "retransmission consent" rights upon their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its Area of

Dominant Influence ("ADI"), in general as defined by the Arbitron 1991-92 Television Market Guide. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. Home Shopping Network, USA Broadcasting and USA Networks are affected by the must-carry rules, which were upheld in a 1997 U.S. Supreme Court ruling. A material change in the must-carry rules, or their repeal, could have a material impact on USAi's businesses. The FCC currently is conducting a rulemaking proceeding to determine carriage requirements for digital broadcast television stations on cable systems during and following the transition from analog to digital broadcasting, including carriage requirements with respect to ancillary and supplemental services that may be provided by broadcast stations over their digital spectrum.

CABLE TELEVISION RATE REGULATION

     The Telecommunications Act phases out cable rate regulation, except with respect to the "basic" tier, which must include all local broadcast stations and public, educational, and governmental access channels and must be provided to all subscribers. Home Shopping Network and America's Store programming are distributed on the basic tier in some areas, and "expanded basic" tiers in other areas. USA Network and The Sci-Fi Channel are primarily distributed on expanded basic tiers. Rate regulation of all non-basic tiers including the expanded basic tiers is scheduled to be completely eliminated by March 31, 1999. In the interim, the Telecommunications Act liberalizes the 1992 Act's definition of "effective competition" to expand the circumstances under which systems are exempted from rate regulation. The local franchising authorities remain primarily responsible for regulating the basic tier of cable service. Furthermore, the Telecommunications Act eliminates the right of an individual subscriber to bring a rate complaint, providing that any rate complaint must be filed by a local franchising authority, and then only after the local franchising authority has received multiple subscriber complaints regarding the rate adjustment in question. Thus, beyond the basic tier of cable service, which continues to be regulated by the local franchising authorities, rate regulation of other cable services between now and March 31, 1999 will be triggered only by a valid rate complaint by a local franchising authority, and only in an area where no effective competition exists. Because USAi's revenues are, to some degree, affected by changes in cable subscriber rates, increased regulation of cable subscriber rates, or a reduction in the rates that cable service providers may charge customers could have a significant impact on USA's revenues.

REGULATION OF CABLE SYSTEM OPERATORS AFFILIATED WITH VIDEO PROGRAMMING VENDORS

     The 1992 Act prohibits a cable operator from engaging in unfair methods of competition that prevent or significantly hinder competing multichannel video programming distributors from providing satellite-delivered programming to their subscribers. The FCC has adopted regulations to (1) prevent a cable operator that has an attributable interest, including voting or non-voting stock ownership of at least 5%, in a programming vendor from exercising improper influence over the programming vendor in the latter's dealings with competitors to cable; and (2) to prevent a programmer in which a cable operator has an attributable interest from discriminating between cable operators and other multichannel video programming distributors, including other cable operators.

     The FCC's rules may have the effect, in some cases, of requiring vertically integrated programmers to offer their programming to multichannel video programming distributor competitors of cable television, and of prohibiting certain exclusive contracts between such programmers and cable system operators. The rules also permit multichannel video programming distributors to bring complaints before the FCC if they are unable to obtain cable programming on non-discriminatory terms because of "unfair practices" by the programmer.

     Under the 1992 Act, the FCC set a 40% limit on the number of programming channels on a cable system that may be occupied by video programmers in which the cable operator has an attributable interest. USAi could be affected by the 1992 Act as a consequence of Liberty's ownership interests, directly and through its affiliates, in both cable systems and cable programming services.

STATE AND LOCAL REGULATION

     Cable television systems are generally constructed and operated under non-exclusive franchises granted by a municipality or other state or local governmental entity. Franchises are granted for fixed terms and are subject to periodic renewal. The Cable Communications Policy Act of 1984 places limitations on the ability of a local franchising authority to control the operations of a cable operator, and the courts from time to time have reviewed the constitutionality of several franchise requirements, often with inconsistent results. The 1992 Act prohibits exclusive franchises, and allows local franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the areas of customer service and rate regulation. The 1992 Act also allows local franchising authorities to operate their own multichannel video distribution systems without having to obtain franchises. Moreover, local franchising authorities are immunized from monetary damage awards arising from their regulation of cable television systems or their decisions on franchise grants, renewals, transfers, and amendments.

     The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Cable franchises generally contain provisions governing time limitations on the beginning and completion of construction, and governing conditions of service, including the number of channels, the types of programming but not the actual cable programming channels to be carried, and the provision of free service to schools and certain other public institutions. The specific terms and conditions of a franchise and the laws and regulations under which it is granted directly affect the profitability of the cable television system, and thus the cable television system's financial ability to carry programming. Local governmental authorities also may certify to regulate basic cable rates. Local rate regulation for a particular system could result in resistance on the part of the cable operator to the amount of subscriber fees charged by USAi for its programming.

     Various proposals have been introduced at the state and local level with regard to the regulation of cable television systems, and a number of states have enacted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies. USAi is not able to predict the impact such regulation could have on its businesses.

OTHER CABLE REGULATION

     The FCC's regulations concerning the commercial limits in children's programming and political advertising may also apply to cable television system operators. USAi also must provide program ratings information and, under the phased implementation established by the FCC, closed captioning of its cable program services, which could increase its operating expenses.

PROPOSED CHANGES

     Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of USAi's broadcast stations and broadcast and cable programming networks. In addition to the changes and proposed changes noted above, such matters include, for example, the extension of rate regulation for upper tiers of service past the March 1999 sunset, political advertising rates, potential restrictions on the advertising of products (beer, wine and hard liquor, for example), and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could affect USAi's regulated media businesses include technological innovations and developments generally affecting competition in the mass communications industry, such as direct radio and television broadcast satellite service, the continued establishment of wireless cable systems, digital television and radio technologies, and the advent of telephone company participation in the provision of video programming service.

OTHER REGULATORY CONSIDERATIONS

     The summary presented above does not purport to be a complete discussion of all provisions of the Communications Act or other congressional acts or of the regulations and policies of the FCC. For further information, you should review the Communications Act, other congressional acts, and regulations and public notices promulgated from time to time by the FCC. There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, public affairs programming, equal opportunity employment and other matters affecting USAi's business and operations.

                     TRADEMARKS, TRADENAMES AND COPYRIGHTS

     USAi has registered and continues to register, when appropriate, its trade and service marks as they are developed and used, and USAi vigorously protects its trade and service marks. USAi believes that its marks are a primary marketing tool for promoting its identity. USAi also obtains copyrights with respect to its original programming as appropriate.

                                  COMPETITION

NETWORKS AND TELEVISION PRODUCTION

NETWORKS

     Viewership and Advertising Revenues. Networks competes for access to its customers and for audience share and revenue with broadcasters and other forms of entertainment. Cable operators and other distributors only contract to carry a limited number of the available networks. Therefore, they may decide not to offer a particular network to their subscribers, or they may package a network with other networks in a manner that only a portion of their subscribers will receive the service (for example, by charging an additional fee). In addition, there has been increased consolidation among cable operators, so that USA Network and The Sci-Fi Channel have become increasingly subject to the carriage decisions made by a small number of operators. This consolidation may reduce the per-subscriber fees received from cable operators in the future. The consolidation also means that the loss of any one or more of the major distributors could have a material adverse impact on the networks. The competition for advertising revenues also has become more intense as the number of television networks has increased. While many factors affect advertising rates, ultimately they are dependent on the numbers and types of viewers which a program attracts. As more networks compete for viewers, it becomes increasingly difficult to increase or even maintain a network's number of viewers. Moreover, to do so may require a network to spend significantly greater amounts of money on programming. Therefore, greater pressure may be placed on the networks' ability to generate advertising revenue increases consistent with the increases they have achieved in the past. Both Networks and Television Broadcasting are affected by competition for advertising revenues.

     Third-Party Programming. The competition for third-party programming is likely to increase as more networks seek to acquire that form of programming. In addition, many networks, including USA Network and The Sci-Fi Channel, are affiliated with companies which produce programming. As a result, non-affiliated networks may have a diminished capacity to acquire product from production companies affiliated with other networks.

TELEVISION PRODUCTION

     Programming. Studios USA operates in a highly competitive environment. The production and distribution of television programming are highly competitive businesses. While television programs and films produced by Studios USA compete with all other forms of network and syndication programming, Studios USA essentially competes with all other forms of entertainment and leisure activities. Competition is also faced from other major television studios and independent producers for creative talent, writers and producers, which are essential ingredients in the filmed entertainment business. The profitability of Studios USA is dependent upon factors such as public taste that is volatile, shifts in demand, economic conditions and technological developments.

     In 1995, the FCC repealed its financial interest and syndication rules ("fin-syn rules"). The fin-syn rules were adopted in 1970 to limit television network control over television programming and to foster the development of diverse programming sources. The rules had restricted the ability of the three established, major U.S. televisions networks (i.e., ABC, CBS and NBC) to own and syndicate television programming. The repeal of the rules has increased in-house production of television programming for the networks' own use. As a result of the repeal of the fin-syn rules, the industry has become vertically integrated, with four of the six major broadcast networks being aligned with a major studio. In addition, two major broadcast networks have formed their own in-house production units. Mergers and acquisitions of broadcast networks by studios (e.g., Disney-ABC) have altered the landscape of the industry. It is possible that this change will have a negative impact on Studios USA's business as its network customers are now able to choose between their own product and Studios USA's product in making programming decisions.

TELEVISION BROADCASTING

     Viewership and Advertising Revenue. The USA Station Group stations, to the extent they do not air Home Shopping Network and America's Store programming, also compete for a share of advertising dollars. A station's share is based primarily upon (1) the size of its viewing audience, (2) the demographics of those viewers and (3) the ability to deliver to an advertiser "added" value audience share primarily on the basis of program popularity, which has a direct effect on advertising rates. Other factors that are material to a television station's competitive position include signal coverage, local program acceptance, audience characteristics, assigned broadcast frequency and cable channel position. These factors will directly impact the USA Station Group stations that develop local programming other than Home Shopping Network and America's Store.

     Local Markets. In addition to the above factors, USAi's ownership of and affiliation with broadcast television stations creates another set of competitive conditions. These stations compete for television viewers primarily within local markets. USAi's broadcast television stations are located in highly competitive markets and compete against both VHF and UHF stations. Due to technical factors, a UHF television station generally requires greater power and a higher antenna to secure substantially the same geographical coverage as a VHF television station. USAi also competes with new entertainment and shopping networks for carriage on broadcast television stations. USAi cannot quantify the competitive effect of the foregoing or any other sources of video programming on any of USAi's affiliated television stations, nor can it predict whether such competition will have a material adverse effect on its operations.

ELECTRONIC RETAILING

     The Home Shopping Network business operates in a highly competitive environment. It is in direct competition with retail merchandisers, other electronic retailers, direct marketing retailers such as mail order companies, companies that sell from catalogs, other discount retailers and companies that market through computer technology.

     Home Shopping Network and QVC, Inc. are currently the two leading electronic retailing companies. TCI, which indirectly holds a substantial equity interest in USAi and USANi LLC, currently owns 43% of QVC but has entered into a stockholders agreement with Comcast Corporation ,which owns 57% of QVC, under which Comcast Corporation controls the day to day operations of QVC. There are other companies, some having an affiliation or common ownership with cable operators, that now market merchandise by means of live television. A number of other entities are engaged in direct retail sales businesses which utilize television in some form and which target the same markets in which Home Shopping Network operates. Some competitors of the Home Shopping Network business are larger and more diversified than USAi.

     Viewership. The Home Shopping Network business also competes for access to its customers and for audience share and revenue with broadcasters and conventional forms of entertainment and information, such as programming for network and independent broadcast television stations, basic and pay cable television services, satellite master antenna systems, home satellite dishes and home entertainment centers, newspapers, radio, magazines, outdoor advertising, transit advertising and direct mail. In particular, the price and availability of programming for cable television systems affect the availability of these channels for Home Shopping Network and America's Store programming and the compensation which must be paid to cable operators for carriage of Home Shopping Network and America's Store programming.

     Channel Capacity. In addition, USAi believes that due to a number of factors, including the development of cable operator owned programming, the competition for channel capacity has substantially increased. With the advent of new compression technologies on the horizon, this competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. No prediction can be made with respect to the viability of these technologies or the extent to which they will ultimately impact the availability of channel capacity. A substantial portion of USAi's businesses are affected by changes in channel capacity and competition among programming providers for available channel capacity.

TICKETING OPERATIONS

     Ticketmaster's and Ticketmaster Online's competitors include event facilities and promoters that handle their own ticket sales and distribution, live event automated ticketing companies which may or may not currently offer online transactional capabilities and Web-based live event ticketing companies which only conduct business online. Where facilities and promoters decide to utilize the services of a ticketing company, Ticketmaster and Ticketmaster Online compete with international, national and regional ticketing services, including TicketWeb, Telecharge, NEXT Ticketing, Advantix, ETM Entertainment Network, Dillard's, Prologue, Capital Tickets and Lasergate. Several of Ticketmaster's and Ticketmaster Online's competitors have operations in multiple locations throughout the United States and compete on a national level, while others compete principally in one specific geographic region. In some geographic regions, including some of the local markets in which CitySearch provides or intends to provide its local city guide service, one or more of Ticketmaster's and Ticketmaster Online's competitors may serve as the primary ticketing service in the region. USAi believes that Ticketmaster Online will experience significant difficulty in establishing a significant online presence in these regions and, as a result, any local city guide for such a region may be unable to provide significant ticketing capabilities. In addition, there can be no assurance that one or more of these regional automated ticketing companies will not expand into other regions or nationally.

     In addition, as part of the Ticketmaster license agreement, Ticketmaster Online is restricted from entering into agreements with facilities, promoters or other ticket sellers for the online sale of live event tickets. As a result, Ticketmaster Online is dependent on the ability of Ticketmaster to acquire and maintain live event ticketing rights, including online ticketing rights, with facilities and promoters and to negotiate commercially favorable terms for these rights. Furthermore, substantially all of the tickets sold through Ticketmaster Online's Web site are also sold by Ticketmaster by telephone and through independent retail outlets. Such sales by Ticketmaster Corp. could have a material adverse effect on Ticketmaster Online's online sales.

INTERNET SERVICES

     Internet Shopping Network operates First Auction, an Internet retailing service that competes with a number of other companies including uBid, Yahoo! Auctions Powered by OnSale, Excite, OnSale, ZAuction and Surplus Auction. Internet Shopping Network/First Auction potentially faces competition from a number of large online communities and services that have expertise in developing online commerce. USAi believes that the principal competitive factors in this market are volume, selection of goods, population of buyers and sellers, community cohesion and interaction, customer service, reliability of delivery and payment by users, brand recognition, web site convenience and accessibility, price, quality of search tools and system reliability.

     Currently, CitySearch's primary competitors include Digital City, Inc., a company wholly-owned by America Online, Inc. and Tribune Company, and Microsoft Corporation (Sidewalk). CitySearch also competes against search engine and other site aggregation companies which primarily serve to aggregate links to sites providing local content such as Excite, Inc. (City.Net) and Yahoo! (Yahoo! Local). In addition, CitySearch competes against offerings from media companies, including Cox Interactive Media, Inc., Knight Ridder, Inc. and Zip2 Corporation, as well as offerings from several telecommunications and cable companies and Internet service providers that provide local interactive programming such as SBC Communications, Inc. (At Hand) and MediaOne Group, Inc. (DiveIn). There are also numerous niche competitors which focus on a specific category or geography and compete with specific content offerings provided by CitySearch.

CitySearch may also compete with online services and other Web site operators, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets. CitySearch faces different competitors in most of its CitySearch markets.

                                   EMPLOYEES

     As of the close of business on December 31, 1998, USAi and its subsidiaries employed 7,191 full-time employees, with 1,022 employees employed by Networks and Television Production, 3,597 employees employed by Electronic Retailing, 91 employed by Internet Services, 250 employees employed by USA Broadcasting and 2,189 employees employed by Ticketmaster including Ticketmaster Online-City Search. Of these employees, 4,794 were employed by USAi through USANi LLC. USAi believes that it generally has good employee relationships, including employees represented by unions and guilds.

ITEM 2. PROPERTIES

     USAi's facilities for its management and operations are generally adequate for its current and anticipated future needs. USAi's facilities generally consist of executive and administrative offices, fulfillment facilities, warehouses, operations centers, call centers, television production and distribution facilities, satellite transponder sites and sales offices.

     All of USAi's leases are at prevailing market (or "most favorable") rates and, except as noted, with unaffiliated parties. USAi believes that the duration of each lease is adequate. USAi believes that its principal properties, whether owned or leased, are adequate for the purposes for which they are used and are suitably maintained for such purposes. Most of the office/studio space is substantially utilized, and where significant excess space exists, USAi leases or subleases such space to the extent possible. USAi anticipates no future problems in renewing or obtaining suitable leases for its principal properties.

CORPORATE

     USAi maintains its principal executive offices at Carnegie Hall Tower, 152 West 57th Street, New York, New York which consist of approximately 29,850 square feet leased by USAi through October 30, 2005.

NETWORKS AND TELEVISION PRODUCTION

     The executive offices of Networks are located at 1230 Avenue of the Americas, New York, New York 10020. Networks leases approximately 168,000 square feet at this office space under a lease that continues until March 31, 2005, subject to two five-year options to continue the term. Networks also has smaller offices in Chicago (affiliate relations and sales), Detroit (sales), and Los Angeles (affiliate relations, sales and programming).

     Networks also leases approximately 55,000 square feet in a facility in Jersey City, New Jersey, where Networks has its broadcast operations center. This space is used to originate and transmit the USA Network and The Sci-Fi Channel signals. Post-production for both networks, including audio production, editing, graphics and duplication, also is performed at this location. The lease for this space continues through April 30, 2009, and there are options to continue the term beyond that time.

     Studios USA currently conducts its domestic television production and distribution operations primarily from its executive and administrative offices in Universal City, California. These offices, totaling approximately 84,000 square feet, are leased from Universal. As of early 1999, Studios USA is in the process of relocating some of its executive functions away from Universal City to a facility owned by Ticketmaster. Additionally, Studios USA has four domestic sales offices located in Atlanta, Chicago, Dallas and New York City. Production facilities are leased primarily from Universal on its Universal City lot on an as-needed basis depending upon production schedules. Studios USA also leases production facilities in New York City -- for the production of Law & Order, The Sally Jessy Raphael Show and Maury -- and in Chicago for production of The Jerry Springer Show.

TELEVISION BROADCASTING

     USAi owns or leases office, studio and transmitter space for the USA Station Group stations as follows:

LOCATION                                          FUNCTION                            OWNED/LEASED
--------                                          --------                            ------------
Mt. Wilson, CA(1)...............................  Transmitter                         Leased
Ontario, CA.....................................  Offices/Studio                      Owned
Riverview, FL(1)................................  Transmitter                         Leased
Melbourne, FL...................................  Offices/Studio                      Leased
Miami, FL.......................................  Transmitter                         Leased
Miami Beach, FL.................................  Offices/Studio                      Leased
Miramar, FL.....................................  Offices/Studio                      Leased
St. Cloud, FL...................................  Transmitter                         Leased
St. Petersburg, FL..............................  Offices/Studio                      Leased
Flowery Branch, GA..............................  Transmitter                         Leased
Marietta, GA....................................  Offices/Studio                      Leased
Aurora, IL......................................  Offices (Dish and Master Control)   Leased
Chicago, IL.....................................  Transmitter                         Leased
Hudson, MA......................................  Offices/Studio/Transmitter          Owned
Newark, NJ......................................  Offices/Studio                      Owned
Newfield, NJ....................................  Offices/Studio                      Owned
Waterford Works, NJ(1)..........................  Transmitter                         Leased
Central Islip, NY...............................  Offices/Studio                      Owned
Middle Island, NY...............................  Transmitter                         Owned
New York, NY....................................  Transmitter                         Leased
Parma, OH.......................................  Offices/Studio/Transmitter          Owned
Houston, TX.....................................  Offices (Master Control)            Leased
Cedar Hill, TX..................................  Transmitter                         Leased
Irving, TX......................................  Offices/Studio                      Owned
Missouri City, TX...............................  Transmitter                         Leased

     USAi leases the following low power television transmitter sites:

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

---------------

(1) USAi owns the transmitter facility, but the site is leased.

ELECTRONIC RETAILING

     Home Shopping Network owns an approximately 480,000 square foot facility in St. Petersburg, Florida, which houses its Home Shopping Network television studios, broadcast facilities, administrative offices and training facilities.

     Home Shopping Network owns two warehouse-type facilities totaling approximately 84,000 square feet near Home Shopping Network's main campus in St. Petersburg, Florida. These facilities have been used for returns processing, retail distribution and general storage.

     Home Shopping Network leases a 21,000 square foot facility in Clearwater, Florida for its video and post production operations.

     Home Shopping Network owns and operates a warehouse consisting of 163,000 square feet located in Waterloo, Iowa, which is used as a fulfillment center. In addition, Home Shopping Network rents additional space in two locations in Waterloo, Iowa consisting of 106,000 square feet and 36,000 square feet, respectively.

     Home Shopping Network operates a warehouse located in Salem, Virginia, consisting of approximately 650,000 square feet which is leased from the City of Salem Industrial Development Authority. On November 1, 1999, Home Shopping Network will have the option to purchase the property for $1. In addition, Home Shopping Network leases two additional locations in Salem, Virginia consisting of 193,000 square feet and 74,500 square feet, respectively.

     Home Shopping Network's retail outlet subsidiary leases five retail stores in the Tampa Bay, Orlando and Chicago areas totaling approximately 105,785 square feet.

     Home Shopping Network and its other subsidiaries also lease office space in California and Utah.

TICKETING OPERATIONS

     Ticketmaster's headquarters are located in Los Angeles, California, where Ticketmaster currently leases approximately 57,000 square feet of space under a lease expiring in 2005, with an option to renew for an additional five years. In addition, Ticketmaster, its subsidiaries and affiliates lease office space in various other cities in the United States and other countries in which Ticketmaster is actively engaged in business.

     Ticketmaster owns a 70,000 square foot building in West Hollywood, California, of which approximately 60,000 square feet is used by Networks and Television Production and Television Broadcasting and the remaining 10,000 square feet is leased to an unaffiliated entity.

INTERNET SERVICES

     Ticketmaster Online-City Search's executive offices are located in Pasadena, California, where Ticketmaster Online-City Search currently leases approximately 30,700 square feet under a lease expiring in 2002.

     Internet Shopping Network's executive offices are located in Sunnyvale, California, where Internet Shopping Network currently leases 31,000 square feet under a lease expiring in 2000.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, USAi and USANi LLC and their subsidiaries are parties to litigation involving property, personal injury, contract and other claims. The amounts that may be recovered in these matters may be subject to insurance coverage and, although there can be no assurance in this regard, are not expected to be material to the financial position or operations of USAi and USANi LLC.

FEDERAL TRADE COMMISSION MATTER

     Home Shopping Network is involved from time to time in investigations and enforcement actions by consumer protection agencies and other regulatory authorities. Effective October 2, 1996, the Federal Trade Commission and Home Shopping Network and two of its subsidiaries entered into a consent order under which Home Shopping Network agreed that it will not make claims for specified categories of products, including any claim that any product can cure, treat or prevent illness, or affect the structure or function of the human body, unless it possesses competent and reliable scientific evidence to substantiate the claims. The settlement did not represent an admission of wrongdoing by Home Shopping Network, and did not require the payment of any monetary damages. The FTC is investigating Home Shopping Network's compliance with its consent order. The FTC has recently indicated to Home Shopping Network that it believes Home Shopping Network has not complied with the consent order and that it intends to seek monetary penalties and consumer redress for non-compliance.

ASCAP LITIGATION

     Networks, along with almost every other satellite-delivered network, is involved in continuing disputes regarding the amounts to be paid by it for the performance of copyrighted music from members of the American Society of Composers, Authors and Publishers and by Broadcast Music, Inc. The payments to be made to the American Society will be determined in a "rate court" proceeding under the jurisdiction of the U.S. District Court in the Southern District of New York. In the initial phase of this proceeding, it was determined that Networks must pay the American Society a specified interim fee, calculated as a percentage of the gross revenues of each of USA Network and The Sci-Fi Channel. This fee level is subject to upward or downward adjustment in future rate court proceedings, or as the result of future negotiations, for all payments subsequent to January 1, 1986 with respect to USA Network and for all payments subsequent to launch with respect to The Sci-Fi Channel. All American Society claims prior to these times have been settled and are final. As to Broadcast Music, Networks has agreed with Broadcast Music with respect to certain interim fees to be paid by both USA Network and The Sci-Fi Channel. Subsequent to July 1, 1992 and subsequent to launch of The Sci-Fi Channel, respectively, these interim fees are subject to upward or downward adjustment, based on a future negotiated resolution or submission of the issue to Broadcast Music's own federal "rate court." USAi cannot predict the final outcome of these disputes, but does not believe that it will suffer any material liability as a result of them.

TICKETMASTER SHAREHOLDER LITIGATION

     USAi and some of its directors (who were also directors of Ticketmaster), along with other parties (including Ticketmaster), were named as defendants in three purported class action lawsuits brought on behalf of Ticketmaster shareholders in state court in Chicago and Los Angeles: In re Ticketmaster Group, Inc. Securities Class Action Litigation, 97 CH 13411 (Circuit Court, Cook County, Ill.); Tiger Options LLC v. Ticketmaster Group, Inc., et al., Case No. BC 180045 (Los Angeles Superior Court); and Bender v. Ticketmaster Group, Inc., et al., Case No. BC 181006. The complaints in each action generally allege that the defendants breached fiduciary duties they allegedly owed to Ticketmaster shareholders in connection with USAi's October 1997 merger proposal to Ticketmaster, and seek, among other things, injunctive relief and damages in an unspecified amount. The Cook County Circuit Court entered an order dismissing the Illinois case with prejudice. The plaintiffs in the California cases have agreed to dismiss the actions based on the decision of the Circuit Court in Illinois. USAi believes that the allegations against USAi and its directors do not have merit.

TICKETMASTER CONSUMER CLASS ACTION

     During 1994, Ticketmaster was named as a defendant in 16 federal class action lawsuits filed in United States District Courts purportedly on behalf of consumers who were alleged to have purchased tickets to various events through Ticketmaster. These lawsuits alleged that Ticketmaster's activities violated antitrust laws. On December 7, 1994, the Judicial Panel on Multidistrict Litigation transferred all of the lawsuits to the United States District Court for the Eastern District of Missouri for coordinated and consolidated pretrial proceedings. After an amended and consolidated complaint was filed by the plaintiffs, Ticketmaster filed a motion to dismiss and, on May 31, 1996, the District Court granted that motion ruling that the plaintiffs had failed to state a claim upon which relief could be granted. On April 10, 1998, the United States Court of Appeals for the Eighth Circuit issued an opinion affirming the district court's ruling that the plaintiffs lack standing to pursue their claims for damages under the antitrust laws and held that the plaintiffs' status as indirect purchasers of Ticketmaster's services did not bar them from seeking equitable relief against Ticketmaster. Discovery on the plaintiff's remanded claim for equitable relief is ongoing in the District Court and a trial date of July 17, 2000 has been set. On July 9, 1998, the plaintiffs filed a petition for writ of certiorari to the United States Supreme Court seeking review of the decision dismissing their damage claims. Plaintiff's petition for writ of certiorari in the United States Supreme Court was denied on January 19, 1999.

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

JOVON LITIGATION

     Silver King Capital Corporation holds an option to acquire 45% of the stock of Jovon Broadcasting Corporation, licensee of WJYS-TV, Hammond, Indiana. In a 1996 order, the FCC ruled that USAi could proceed to exercise its option to acquire 45% of Jovon's stock, but limited the present exercise of that option to no more than 33% of Jovon's outstanding stock. Certain entities controlled by USAi filed litigation on May 30, 1997 in the Circuit Court of Pinellas County, Florida against Jovon seeking declaratory and injunctive relief to permit USAi to proceed with the exercise of its option, or, in the alternative, to obtain damages for breach of contract by Jovon. On September 11, 1998, the FCC released a Memorandum Opinion and Order affirming its earlier holding that the option does not violate the cross-interest policy and may be exercised up to a one-third equity interest in Jovon. The FCC left the validity of the option agreement to be determined by the state courts. On October 13, 1998, USAi filed a Request for Clarification, seeking to confirm that it may use a trust mechanism in order to exercise the option. Jovon has filed a response to the Request for Clarification. On January 9, 1998, the Circuit Court of Pinellas County, Florida denied Jovon's motion to dismiss litigation brought by certain entities controlled by USAi against Jovon. The court stayed the action for a period of six months. The stay was lifted on February 1, 1999.

URBAN LITIGATION

     Beginning in October 1996, Home Shopping Club, Inc., predecessor in interest to Home Shopping Club, L.P., withheld monthly payments under the Affiliation Agreement with Urban Broadcasting Corporation due to breaches of the Affiliation Agreement by Urban. Urban has contested this action. In addition, on January 10, 1997, Urban filed an Emergency Request for Declaratory Ruling with the FCC requesting an order that the requirement in the Affiliation Agreement that Urban broadcast at full power violates the FCC's rules, or alternatively, requesting that the FCC revise the terms of the Affiliation Agreement to bring it into compliance with its Rules. Urban also requested that the FCC undertake an inquiry into USAi's actions of withholding payments to Urban to determine whether USAi is fit to remain an FCC licensee. As of this date, no ruling has been issued by the Commission.

     On October 23, 1997, HSC filed suit against Urban in the Circuit Court for Arlington County, Virginia seeking a judicial declaration that it was entitled to withhold the payments in dispute because of Urban's breaches of the Affiliation Agreement. Urban has responded with counterclaims and began a related action in the Circuit Court against HSC, HSN, Inc. (now USAi) and Silver King Broadcasting of Virginia, Inc. (now USA Station Group of Virginia, Inc.). Urban has asserted contract and tort claims related to HSC's decision to withhold affiliation payments. The case is currently set for trial on April 5-9, 1999. USAi, HSC and USA Station Group of Virginia continue to defend the case vigorously.

MOVIEFONE LITIGATION

     In March 1995, MovieFone, Inc. and The Teleticketing Company, L.P. filed a complaint against Ticketmaster in the United States District Court for the Southern District of New York. Plaintiffs allege that they are in the business of providing movie information and teleticketing services, and that they are parties to a contract with Pacer Cats Corporation, a wholly owned subsidiary of Wembley plc, to provide teleticketing services to movie theaters. Plaintiffs also allege that, together with Pacer Cats, they had planned to begin selling tickets to live entertainment events, and that Ticketmaster, by its conduct, frustrated and prevented plaintiffs' ability to do so. Plaintiffs further allege that Ticketmaster has interfered with and caused Pacer Cats to breach its contract with plaintiffs. The complaint asserts that Ticketmaster's actions violate Section 7 of the Clayton Act and Sections 1 and 2 of the Sherman Act, and that Ticketmaster tortiously interfered with contractual and prospective business relationships and seeks monetary and injunctive relief based on such allegations. Ticketmaster filed a motion to dismiss. The court heard oral argument on September 26, 1995. In March 1997, prior to the rendering of any decision by the Court on Ticketmaster's motion to dismiss, Ticketmaster received an amended complaint in which the plaintiffs assert essentially the same claims as in the prior complaint but have added a RICO claim and tort claims. Ticketmaster filed a motion to dismiss the amended complaint in April 1997, which is pending. Some of the claims in this litigation are similar to claims that were the subject of an arbitration award in which MovieFone was a claimant and Pacer Cats a respondent. Among other things, the award included damages from Pacer Cats to MovieFone of approximately $22.75 million before interest and an injunction against some entities, which may include affiliates of Ticketmaster, restricting or prohibiting their activity with respect to aspects of the movie teleticketing business for a specified period of time. Neither USAi, Ticketmaster, nor any entity owned or controlled by Ticketmaster, were parties to the arbitration. In May 1998, MovieFone filed a petition in New York state court to hold an entity affiliated with Ticketmaster in contempt of the injunction provision of the arbitration award on the grounds that such entity is a successor or assignee of, or otherwise acted in concert with, Pacer Cats. In November 1998, the court ruled that the Ticketmaster affiliate is bound by the arbitrators' findings that it is the successor to Pacer Cats and, as such, liable for breaches committed by Pacer Cats and subject to the terms of the arbitration award's injunction. The court further found that the Ticketmaster affiliate had violated the injunction and awarded MovieFone approximately $1.38 million for losses it incurred as a result of such violations. The Ticketmaster affiliate has filed a notice of appeal of the court's decision, including to seek reversal of the ruling regarding successor liability.

LYCOS LITIGATION

     USAi is a defendant (along with several of its directors) in a number of lawsuits brought in connection with the proposed Lycos transaction. Seven of the lawsuits are brought on behalf of shareholders of Ticketmaster Online-CitySearch and allege that the non-USAi shareholders of Ticketmaster Online-CitySearch will receive consideration in the Lycos transaction that is "grossly inadequate" and unfair and that defendants, including USAi, breached alleged fiduciary duties to the shareholders of Ticketmaster Online-CitySearch in negotiating and approving the Lycos transaction. These complaints seek an injunction against completion of the Lycos transaction, rescission in the event it is completed, and damages in an unspecified amount. Six additional lawsuits have been brought on behalf of shareholders of Lycos, alleging that USAi aided and abetted alleged breaches of fiduciary duties by Lycos' directors, in that the consideration Lycos shareholders will receive in the Lycos transaction is alleged to be grossly inadequate and unfair. These complaints seek an injunction against completion of the Lycos transaction, rescission in the event it is completed, and damages in an unspecified amount. All of these actions are pending in the Court of Chancery of the State of Delaware. The time for defendants to answer has not yet elapsed, and discovery has not yet been scheduled. USAi believes that the allegations against USAi and its directors have no merit.

OTHER

     USAi and USANi LLC engaged in various other lawsuits either as plaintiffs or defendants. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material impact on USAi or USANi LLC.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     USAi's common stock is quoted on The Nasdaq Stock Market ("NASDAQ") (Symbol: USAI). There is no established public trading market for USAi's Class B common stock.



     On February 20, 1998, USAi's Board of Directors declared a one-for-one stock dividend of USAi's common stock and Class B common stock, payable in the form of a dividend to stockholders of record as of the close of business on March 12, 1998. The stock dividend was paid on March 26, 1998.



     The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for USAi's common stock on NASDAQ:



                                                                 HIGH      LOW
                                                                ------    ------
YEAR ENDED DECEMBER 31, 1998
  First Quarter.............................................    $29.31    $23.00
  Second Quarter............................................     27.63     22.25
  Third Quarter.............................................     31.38     19.25
  Fourth Quarter............................................     37.63     13.81
YEAR ENDED DECEMBER 31, 1997
  First Quarter.............................................    $14.50    $10.00
  Second Quarter............................................     17.00     11.13
  Third Quarter.............................................     20.50     15.25
  Fourth Quarter............................................     25.78     18.32


     The bid prices reported for these periods reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.


     There were approximately 30,000 stockholders of record as of February 26, 1999 and the closing price of USAi's common stock that day was $39.750.



     USAi has paid no cash dividends on its common stock to date and does not anticipate paying cash dividends in the immediate future. Additionally, USAi's current loan facilities preclude the payment of dividends.


ITEM 6.  SELECTED FINANCIAL DATA




     The following table presents selected historical financial data of USAi for
(1) each of the years in the two-year period ended August 31, 1995, (2) the four month period ended December 31, 1995 and (3) each of the years in the three year period ended December 31, 1998. This data was derived from USAi's audited consolidated financial statements and reflects the operations and financial position of USAi at the dates and for the periods indicated. The information in this table should be read with the financial statements and accompanying notes and other financial data pertaining to USAi included herein.


     EBITDA is defined as net income plus (1) extraordinary items and cumulative effect of accounting changes, (2) provision for income taxes, (3) interest expense, (4) depreciation and amortization, and (5) minority interest. EBITDA is presented because we believe it is a widely accepted indicator of our ability to service debt as well as a valuation methodology for companies in the media, entertainment and communications industries. EBITDA should not be considered in isolation or as a substitute for measures of financial performance or liquidity prepared in accordance with generally accepted accounting principles. EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

                                                 YEARS ENDED       FOUR MONTHS                 YEARS ENDED
                                                 AUGUST 31,           ENDED                   DECEMBER 31,
                                             -------------------   DECEMBER 31,   -------------------------------------
                                               1994       1995         1995        1996(1)      1997(2)       1998(3)
                                             --------   --------   ------------   ----------   ----------   -----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues..............................   $ 46,563   $ 47,918     $ 15,980     $   75,172   $1,261,749   $ 2,634,136
Operating profit (loss)...................      8,111      8,236         (680)         3,612       94,519       218,216
Earnings (loss) before cumulative effect
  of change in accounting
  principle(4)(5).........................       (899)       115       (2,882)        (6,539)      13,061        76,874
Net earnings (loss)(5)....................     (3,878)       115       (2,882)        (6,539)      13,061        76,874
Basic earnings(loss) per common share(6):
  Earnings (loss) before cumulative effect
    of change in accounting principle.....       (.05)       .01         (.15)          (.30)         .12           .54
  Net earnings (loss).....................       (.22)       .01         (.15)          (.30)         .12           .54
Diluted earnings (loss) per common
  share(6):
  Earnings (loss) before cumulative effect
    of change in accounting principle.....       (.05)       .01         (.15)          (.30)         .12           .43
  Net earnings (loss).....................       (.22)       .01         (.15)          (.30)         .12           .43
BALANCE SHEET DATA (END OF PERIOD):
Working capital (deficit).................   $  1,553   $  6,042     $  7,553     $  (24,444)  $   60,941   $   404,759
Total assets..............................    145,488    142,917      136,670      2,116,232    2,670,796     8,327,102
Long-term obligations, net of current
  maturities..............................    114,525     97,937       95,980        271,430      448,346       775,683
Minority interest.........................         --         --           --        356,136      372,223     3,633,597
Stockholders' equity......................      2,614      9,278        7,471      1,158,749    1,447,354     2,571,405
OTHER DATA:
Net cash provided by (used in):
  Operating activities....................   $ 15,088   $ 17,442     $  2,582     $   11,968   $   47,673   $   226,756
  Investing activities....................       (908)    (1,696)         249         (2,622)     (82,293)   (1,193,589)
  Financing activities....................    (11,997)    (5,576)      (5,901)        14,120      108,050     1,297,654
EBITDA....................................     23,111     22,910        4,021         19,098      191,543       464,363

---------------
(1) The consolidated statement of operations data include the operations of Savoy Pictures Entertainment, Inc. and Holdco since their acquisition by USAi on December 19, 1996 and December 20, 1996, respectively. Prior to USAi's acquisition of USA Networks, which consisted of USA Network and The Sci-Fi Channel cable television networks, and the domestic television production and distribution business of Universal, the assets of Holdco consisted principally of our retail sales programs, Home Shopping Network and America's Store.

(2) The consolidated statement of operations data include the operations of Ticketmaster since the acquisition by USAi of its controlling interest in Ticketmaster on July 17, 1997.

(3) The consolidated statement of operations data include the operations of Networks and Studios USA since their acquisition by USAi from Universal on February 12, 1998 and CitySearch since its acquisition by USAi on September 28, 1998. For more information about the Ticketmaster Online-CitySearch transaction, see "Corporate History."

(4) In fiscal 1994, USAi paid interest to HSN Capital Corporation until August 1, 1994 when USAi repaid the long-term obligation to HSN Capital Corporation.

(5) Net earnings for the year ended December 31, 1998 include a pre-tax gain of $74.9 million related to USAi's sale of its Baltimore television station during the first quarter of 1998 and a pre tax gain of $109.0 million related to the CitySearch transaction during the fourth quarter of 1998. In fiscal 1994, USAi adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The cumulative effect of the accounting change resulted in a charge of approximately $3.0 million.

(6) Earnings (loss) per common share data and shares outstanding retroactively reflect the impact of two-for-one common stock and Class B common stock split paid on March 26, 1998.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

     USAi is a holding company, with subsidiaries engaged in diversified media and electronic commerce businesses. USAi adopted its present corporate structure as part of the Universal transaction. USAi maintains control and management of Holdco and USANi LLC, and manages the businesses held by USANi LLC in substantially the same manner as they would be if USAi held them directly through wholly owned subsidiaries.

     In December 1996, USAi consummated mergers with Holdco (the "Home Shopping Merger") and Savoy Pictures Entertainment, Inc. (the "Savoy Merger" and, together with the Home Shopping Merger, the "Mergers"). At the time of the Home Shopping Merger, Holdco owned and operated the Home Shopping Network electronic retailing business. In July 1997, USAi acquired a controlling interest in Ticketmaster. On June 24, 1998, USAi completed its acquisition of Ticketmaster in a tax-free merger, pursuant to which each outstanding share of Ticketmaster common stock not owned by USAi was exchanged for 1.126 shares of common stock. The acquisition of the controlling interest and the tax-free merger are referred to as the "Ticketmaster Transaction."

     USAi completed the Universal transaction on February 12, 1998. In the Universal transaction, USAi acquired USA Networks, a New York general partnership, which consisted of USA Network and The Sci-Fi Channel cable television networks, and Universal Studios, Inc.'s domestic television production and distribution businesses from Universal, and changed its name to USA Networks, Inc.

     In September 1998, USAi merged Ticketmaster Online into a subsidiary of CitySearch, Inc., a publisher of local city guides on the Web, to create Ticketmaster Online-CitySearch.

                  TRANSACTIONS AFFECTING THE COMPARABILITY OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     During the past three years, we have augmented our media and electronic commerce businesses by acquiring and developing several new businesses. As a result, the following changes should be considered when comparing our results of operations and financial position. These include the Universal transaction, the acquisition of a controlling interest in Ticketmaster in July 1997 and the subsequent tax-free merger in June 1998, and the acquisition of Holdco and Savoy in December 1996. The acquisitions caused a significant increase in net revenues, operating costs and expenses and operating profit. To enhance comparability, the discussion of consolidated results of operations is supplemented, where appropriate, with separate pro forma financial information that gives effect to the above transactions as if they had occurred at the beginning of the respective periods presented.

     The pro forma information is not necessarily indicative of the revenues and cost of revenues which would have actually been reported had the Ticketmaster transaction, the Universal transaction and the Mergers occurred at the beginning of the respective periods, nor is it necessarily indicative of future results.

     Reference should be made to the Consolidated Financial Statements and Summary Financial Data included herein.

                       CONSOLIDATED RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 VS. YEAR ENDED DECEMBER 31, 1997

     The Universal transaction and the Ticketmaster transaction resulted in significant increases in net revenues, operating costs and expenses, other income (expense), minority interest and income taxes. However, no significant discussion of these fluctuations is presented.

NET REVENUES

     For the year ended December 31, 1998, revenues increased by $1.4 billion compared to 1997 primarily due to increases of $1.1 billion, $230 million, and $74 million from the Networks and Television Production business, Ticketing Operations and Electronic Retailing, respectively.

OPERATING COSTS AND EXPENSES

     For the year ended December 31, 1998, operating expenses increased by $1.2 billion compared to 1997 primarily due to increases of $824 million, $206 million and $64 million from the Networks and Television Production business, Ticketing Operations and Electronic Retailing, respectively.

OTHER INCOME (EXPENSE)

     For the year ended December 31, 1998, net interest expense increased by $79 million, compared to 1997 primarily due to interest incurred to finance the Universal transaction, interest on the Notes and non-cash interest expense on long-term program liabilities at the Networks and Television Production business.

     On January 20, 1998, USAi sold its Baltimore television station for a pre-tax gain of $74.9 million. On July 16, 1998, USAi completed the sale of the assets of SF Broadcasting for a pre-tax gain of $9.2 million. In the fourth quarter of 1998, USAi recognized pre-tax gains totalling $109.0 million related to the merger of Ticketmaster Online and CitySearch, Inc. and the subsequent initial public offering of shares of Ticketmaster Online-CitySearch, Inc.

     In addition to the above items, for the year ended December 31, 1998, miscellaneous expense increased by $11 million compared to 1997 primarily due to losses from international joint ventures of Home Shopping Network and the Networks and Television Production business.

INCOME TAXES

     USAi's effective tax rate of 45.0% for the year ended December 31, 1998 was higher than the statutory rate due primarily to non-deductible goodwill and other acquired intangible and state income taxes.

MINORITY INTEREST

     For the year ended December 31, 1998, minority interest represented Universal's and Liberty's ownership interest in USANi LLC for the period February 12 through December 31, 1998, Liberty's ownership interest in Holdco, Fox Broadcasting Company's 50% ownership interest in SF Broadcasting for the period January 1 through July 16, 1998, the public's ownership interest in Ticketmaster for the period January 1 through June 24, 1998 and CitySearch's and the public's ownership in TMCS for the period September 28, through December 31, 1998.

                     PRO FORMA YEAR ENDED DECEMBER 31, 1998
                   VS. PRO FORMA YEAR ENDED DECEMBER 31, 1997

     The following unaudited pro forma operating results of USAi present combined results of operations as if the Universal transaction, Ticketmaster transaction, CitySearch transaction, the notes offering, the exchange offer and the sale of the assets of SF Broadcasting all had occurred on January 1, 1998 and 1997, respectively.

     The unaudited combined condensed pro forma statements of operations of USAi are presented below for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had any of the transactions occurred as of January 1, 1998 and 1997, respectively, nor are they necessarily indicative of future results of operations.

        UNAUDITED COMBINED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                  ------------------------
                                                     1998          1997
                                                  ----------    ----------
                                                       (IN THOUSANDS,
                                                   EXCEPT PER SHARE DATA)
NET REVENUES:
Networks and television production............    $1,243,049    $1,107,604
Electronic retailing..........................     1,098,634     1,024,201
Ticketing operations..........................       386,555       361,697
Internet services.............................        37,962        19,041
Broadcasting and other........................         9,487        15,379
                                                  ----------    ----------
  Total net revenues..........................     2,775,687     2,527,922
Operating costs and expenses:
Cost related to revenues......................     1,441,966     1,315,295
Other costs and expenses......................       855,721       798,087
Depreciation and amortization.................       291,408       277,623
                                                  ----------    ----------
  Total operating costs and expenses..........     2,589,095     2,391,005
                                                  ----------    ----------
  Operating profit............................    $  186,592    $  136,917
                                                  ==========    ==========
  EBITDA......................................    $  478,000    $  414,540
                                                  ==========    ==========

     The following discussion provides an analysis of the pro forma revenues and costs related to revenues and other costs and expenses by significant business segment.

NETWORKS AND TELEVISION PRODUCTION

     Net revenues for the year ended December 31, 1998 increased by $135.4 million, or 12.2%, to $1,243.0 million from $1,107.6 million in 1997. The increase primarily resulted from an increase in advertising revenues at USA Network and The Sci-Fi Channel cable networks, an increase in affiliate revenues at both networks and increased revenues from first run syndication product at Studios USA. The increase in advertising revenues resulted from both higher ratings and higher rates for advertising spots sold compared to the prior year. The increase in affiliate revenues resulted primarily from a significant increase in the number of subscribers at The Sci-Fi Channel and higher affiliate subscriber rates at both networks. The increase in first run syndication revenues resulted from higher barter revenue due to higher ratings and greater foreign sales.

     Cost related to revenues and other costs and expenses for the year ended December 31, 1998 increased by $40.3 million, or 4.1%, to $1,025.3 million from $985.0 million in 1997. This increase resulted primarily from the cost of increased deliveries of first run syndication product by Studios USA and higher cost of original programming at USA Network and The Sci-Fi Channel, partially offset by the absence in 1998 of write-offs of USA Network programming recorded in 1997.

ELECTRONIC RETAILING

     Net revenues for the year ended December 31, 1998 increased by $74.4 million, or 7.3%, to $1,098.6 million from $1,024.2 million in 1997. The increase primarily resulted from increased sales of hardgoods, which includes consumer electronics, collectibles and housewares. Total units shipped increased by 8.6% to 28.9 million units compared to 26.6 million units in 1997. The average price point decreased by 2.0%. The increase in net revenues also reflected a decrease in the return rate to 21.0% from 22.2% in 1997.

     Cost related to revenues and other costs and expenses for the year ended December 31, 1998 increased by $82.3 million, or 9.0%, to $997.9 million from $915.6 million in 1997. The increase in cost of revenues resulted primarily from higher cost of product as a result of higher net revenues and the sale of merchandise at lower gross margins (39.8% in 1998 compared to 41.2% in 1997). Other costs increased as a result of higher telephone and operator costs, higher commissions to broadcast and cable affiliates due to higher revenues, and costs to launch Home Shopping Network en Espanol.

TICKETING OPERATIONS

     Net revenues for the year ended December 31, 1998 increased by $24.9 million, or 6.9%, to $386.6 million from $361.7 million in 1997. The increase resulted from an increase of 3.3% in the number of tickets sold, including an increase of 2.0 million in the number of tickets sold online, and an increase in revenue per ticket to $5.03 from $4.76 in 1997.

     Cost related to revenues and other costs and expenses for the year ended December 31, 1998 increased by $25.8 million, or 7.2%, to $384.2 million from $358.4 million in 1997. The increase resulted primarily from the increased sale of tickets at a slightly higher cost per ticket and costs incurred to launch ticketing operations in Northern California, South America and France.

INTERNET SERVICES

     Net revenues for the year ended December 31, 1998 increased by $19.0 million to $38.0 million in 1998 compared to $19.0 million in 1997. The increase resulted from an increase in registered users to USAi's primary online retailing service, First Auction and an increase in online city guide revenue of 171%.

     Cost related to revenues and other costs and expenses for the year ended December 31, 1998 increased by $21.5 million, or 33.8%, to $85.1 million from $63.6 million in 1997. The increase resulted primarily from increased costs to maintain and enhance the Internet Services and increased advertising and promotion costs. An increased loss is expected in 1999 as we continue to focus building this segment.

BROADCASTING AND OTHER

     Net revenues include revenue generated from the distribution of films from the Savoy library acquired as a result of the Savoy Merger and revenues generated at the television station in the Miami/Ft. Lauderdale market.

     Other costs related to revenues and other costs and expenses include costs to generate the Savoy revenues, corporate expenses and $24.4 million of cost in the year ended December 31, 1998 to launch the Miami/Ft. Lauderdale station. An increased loss is expected in the broadcasting segment in 1999 as costs are incurred to launch more local television stations.

         YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996

NET REVENUES

     For the year ended December 31, 1997, total revenues of USAi increased by $1.2 billion compared to 1996 primarily due to increases of $1.0 billion and $156.4 million related to electronic retailing and ticketing operations, respectively.

OPERATING COSTS AND EXPENSES

     For the year ended December 31, 1997, total operating costs and expenses increased by $1.1 billion compared to 1996 primarily due to increases of $897.6 million and $144.1 million related to electronic retailing and ticketing operations, respectively.

OTHER INCOME (EXPENSE), NET

     For the year ended December 31, 1997, interest income increased $2.1 million due to higher combined cash balances of the merged entity.

     For the year ended December 31, 1997, interest expense increased by $19.7 million compared to 1996, due to the higher combined debt balance of the merged entity and non-cash interest expense related to long-term cable distribution and broadcast fees recorded for the electronic retailing business.

     For the year ended December 31, 1997, miscellaneous expense increased $11.8 million compared to 1996 primarily due to losses from international joint ventures of Home Shopping Network.

INCOME TAXES

     USAi's effective tax rate of 73% for the year ended December 31, 1997, calculated on earnings before income taxes and minority interest, was higher than the statutory rate due primarily to the amortization of non-deductible goodwill and other acquired intangibles, the non-recognition of benefit for net operating losses of less than 80% owned subsidiaries, and state income taxes.

MINORITY INTEREST

     For the year ended December 31, 1997, minority interest represented the ownership interest of third parties in the net assets and results of operations of certain consolidated subsidiaries.

OTHER

     For the year ended December 31, 1997, $14.2 million of pro forma other revenue related primarily to the Savoy motion picture business which was discontinued in 1996. The costs associated with these revenues were $11.2 million for 1997. USAi does not expect significant additional revenues or costs from the motion picture business.

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $226.8 million for USAi for the year ended December 31, 1998. These cash proceeds were used to pay for capital expenditures of $64.2 million for USAi to make long-term investments totaling $25.6 million for USAi and to reduce amounts outstanding under the existing credit agreement.

     On February 12, 1998, USAi and USANi LLC, as borrower, entered into the credit agreement which provides for a $1.6 billion credit facility. The credit facility was used to finance the Universal transaction and to refinance USAi's then-existing $275.0 million revolving credit facility. The credit facility consists of (1) a $600.0 million revolving credit facility with a $40.0 million sub-limit for letters of credit, (2) a $750.0 million Tranche A Term Loan and,
(3) a $250.0 million Tranche B Term Loan. On August 5, 1998, USANi LLC permanently repaid the Tranche B Term Loan in the amount of $250.0 million from cash on hand. The Tranche B Term Loan was scheduled to mature on December 31, 2003. The revolving credit facility and the Tranche A Term Loan mature on December 31, 2002. On November 23, 1998, USAi completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). Proceeds received from the sale of the Notes together with available cash were used to repay and permanently reduce $500.0 million of the Tranche A Term Loan. The existing credit facility is guaranteed by substantially all of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. As of December 31, 1998 and as of March 9, 1999, there was $250.0 million in outstanding borrowings under the Tranche A Term Loan and, under the revolving credit portion of the credit facility, $599.9 million was available for borrowing after taking into account outstanding letters of credit. As of December 31, 1998, the interest rate on loans outstanding under the Tranche A Term Loan was 6.0%.

     On October 9, 1998, the parties to the credit agreement entered into an amendment, which, among other things, (1) provided for the release of all security interests in favor of the lenders, (2) increased the level of permitted stock repurchases from $100 million to $300 million, and (3) lowered the maximum ratio of Total Debt to EBITDA, each as defined in the credit agreement, permitted under the credit agreement from 5.0x to 4.0x.

     On February 12, 1998, USAi completed the Universal transaction. The consideration paid to Universal included a cash payment of $1.6 billion, a portion of which ($300.0 million plus interest) was deferred until no later than June 30, 1998. The investment agreement relating to the Universal transaction also contemplated that, on or prior to June 30, 1998, USAi and Liberty would complete a transaction involving a $300.0 million cash investment, plus an interest factor, by Liberty in USAi through the purchase of USANi LLC shares. Under this agreement, on June 30, 1998, Liberty contributed $308.5 million in exchange for 15,000,000 USANi LLC shares.

     Under the investment agreement, USAi has granted to Universal and Liberty preemptive rights with respect to future issuances of USAi's common stock and Class B common stock. These preemptive rights generally allow Universal and Liberty the right to maintain an ownership percentage equal to the ownership percentage that entity held, on a fully converted basis, immediately prior to the issuance. In addition, Universal had certain mandatory purchase obligations with respect to USAi's common stock or USANi LLC shares issued with respect to the conversion of the Home Shopping Debentures and the Ticketmaster merger. Through the exercise of its preemptive rights during 1998, Universal and Liberty contributed to USAi and USANi LLC approximately $787.0 million in exchange for USAi's common stock and USANi LLC shares. These preemptive rights exercises are described more fully below. For more information, see "Certain Relationships and Related Party transactions -- Agreements with Universal and Liberty -- Investment Agreement."

     As part of the Universal transaction, USAi entered into a joint venture agreement relating to the development of international general entertainment television channels including international versions of USA Network, The Sci-Fi Channel and Universal's action/adventure channel, 13th Street. Unless USAi elects to have Universal buy out its interest in the venture, USAi and Universal will be 50-50 partners in the venture, which will be managed by Universal. USANi LLC and Universal have each committed to contribute $100 million in capital in the venture over a number of years. The decision by USAi on whether to have Universal buy out its interest in the joint venture is expected to be made during the second quarter of 1999.

     As part of the Universal transaction and based upon USAi's business plans, USAi anticipates that it will need to invest working capital towards the development and expansion of its overall operations. Due primarily to the expansion of the Internet business and the roll-out of new television stations, future capital expenditures are projected to be higher than current amounts.

     USAi implemented its plan to disaffiliate its television station in the Miami/Ft. Lauderdale market in June 1998. USAi has incurred and will continue to incur expenditures to develop programming and promotion of this station, which during the development and transitional stage, may not be offset by sufficient advertising revenues. USAi may also transition additional broadcasting stations to the new format in 1999. USAi believes that the process of disaffiliation can be successfully managed so as not to have a material adverse effect but rather to maximize the value of the broadcasting stations.

     On June 24, 1998, USAi completed the Ticketmaster merger by issuing 15,967,200 shares of common stock to the public shareholders of Ticketmaster and converted 3.6 million options to acquire Ticketmaster common stock into options to acquire USAi common stock for a total consideration of $467.0 million. At the closing, USAi repaid all outstanding borrowings under the Ticketmaster credit agreement using proceeds from the existing credit facility. As part of the Ticketmaster merger, Universal and Liberty exercised their preemptive rights with respect to the issuance of shares of USAi's common stock to the holders of Ticketmaster common stock. In the aggregate, Universal and Liberty acquired 24,649,716 USANi LLC shares in exchange for total consideration of $493.0 million. Of that amount, $105.2 million was applied to the remainder of the Universal deferred purchase price obligation (including accrued interest) and the remainder was received in cash. These transactions closed in July 1998.

     On January 20, 1998, USAi completed the sale of its Baltimore, Maryland television station for $80.0 million. On June 18, 1998, USAi purchased a television station serving the Atlanta, Georgia, market. On June 18, 1998 USAi acquired the remaining interest in an entity partially owned by USAi, which owned television stations serving the Orlando, Florida, Portland, Oregon and Rapid City, South Dakota markets. The aggregate purchase price for these transactions was approximately $70.0 million. The proceeds from the sale of the Baltimore station were used, in part, to complete the purchase of the Atlanta station. On June 19, 1998, USAi sold the station serving Portland, Oregon for total cash consideration of $30 million. On October 30, 1998, USAi sold the station serving Rapid City, South Dakota for total consideration of $5.5 million.

     As of March 1, 1998, USAi redeemed, at a redemption price of 104.7% of the principal amount, all of Holdco's outstanding 5.875% Convertible Subordinated Debentures. The Holdco debentures were all converted by the holders into an aggregate 7,499,022 shares of USAi's common stock on or prior to the redemption date. Under their preemptive mandatory and optional rights with respect to issuances of shares by USAi, Universal exercised its right in connection with the redemption of the Holdco debentures. This exercise resulted in the issuance of 9,978,830 USANi LLC shares, generating an increase in minority interest in USANi LLC of $199.6 million. This amount reduced USAi's deferred purchase price liability by the same amount. Liberty exercised its optional preemptive rights, related to the redemption of the Holdco debentures and the Universal preemptive elections, in exchange for 4,697,327 shares of USAi's common stock which generated proceeds of $93.9 million. The proceeds were used by USANi LLC to pay down debt outstanding under the existing credit facility. USAi, in turn, invested the $93.9 million in USANi LLC in exchange for 4,697,327 USANi Class A LLC shares.


     On February 20, 1998, USAi's Board of Directors approved the declaration of a dividend to its stockholders in the form of a distribution of one share of USAi's common stock for each share of common stock outstanding to holders of record as of the close of business on March 12, 1998. The payment date for the dividend was March 26, 1998. The two-for-one stock split also included an identical stock dividend with respect to USAi's Class B common stock, paid in the form of one share of Class B common stock for each share of Class B common stock outstanding as of the close of business on March 12, 1998.

     On July 30, 1998, USAi announced that its Board of Directors authorized a stock repurchase program of up to 10 million shares of USAi's outstanding common stock over the next 12 months, on the open market or in negotiated transactions. The amount and timing of purchases, if any, will depend on market conditions and other factors, including USAi's overall capital structure. Funds for these purchases will come from cash on hand or borrowings under the credit facility.

     On September 28, 1998, Ticketmaster Online was merged with a subsidiary of CitySearch, a publisher of local city guides on the Web, to create Ticketmaster Online-CitySearch. USAi had acquired Ticketmaster Online as part of the Ticketmaster transaction and allocated to Ticketmaster Online a total of $154.8 million of the goodwill resulting from USAi's acquisition of Ticketmaster. The CitySearch merger was accounted for using the "reverse purchase" method of accounting, under which Ticketmaster Online was treated as the acquiring entity for accounting purposes, and the portion of the assets and liabilities of CitySearch acquired were recorded at their respective fair values under the purchase method of accounting.


     Prior to the CitySearch merger, USAi owned approximately 11.8% of CitySearch, which it had purchased for total consideration of $23.0 million. Pursuant to the CitySearch merger, USAi acquired 50.7% of CitySearch in exchange for an effective 35.2% interest in Ticketmaster Online. The total purchase price for the acquisition of the additional CitySearch interest was approximately $120.8 million, substantially all of which was allocated to goodwill which is being amortized over five years.



     As part of the Ticketmaster Online-CitySearch transaction, USAi purchased 1,997,502 Ticketmaster Online-CitySearch shares in a tender offer, which was completed on November 3, 1998, representing an additional 3.1% interest in CitySearch, for total consideration of $17.3 million. On December 8, 1998, Ticketmaster Online-CitySearch completed an initial public offering of its Class B common stock. Under the offering, an aggregate of 8,050,000 shares of Ticketmaster Online-CitySearch's Class B common stock were issued and sold for aggregate net proceeds to Ticketmaster Online-CitySearch of approximately $105 million. Upon completion of the Ticketmaster Online-CitySearch initial public offering, Ticketmaster Online-CitySearch paid approximately $51 million to USAi as repayment in full, including accrued interest, of a $50 million loan made by USAi to Ticketmaster Online-CitySearch on August 12, 1998. As of December 31, 1998, USAi beneficially owned 59.5% of the outstanding Ticketmaster Online-CitySearch common stock, representing 63.5% of the total voting power of Ticketmaster Online-CitySearch's outstanding common stock.


     As part of the CitySearch merger, USAi recorded a gain of $67.9 million by exchanging a 35.2% interest in Ticketmaster Online with a basis of $52.9 million for a 50.7% interest in CitySearch, which had a fair value of $120.8 million. As a result of the initial public offering, USAi recognized a gain of $41.1 million.

     CitySearch has experienced significant losses during its startup phase and USAi expects Ticketmaster Online-CitySearch to continue to incur losses for the foreseeable future as it rolls out its product into new markets. As of December 31, 1998, Ticketmaster Online-CitySearch had approximately $107 million in cash which it believes is sufficient to cover losses for the foreseeable future.

     In our management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet USAi's foreseeable needs.

     During the year ended December 31, 1998, USAi did not pay any cash dividends, and none are permitted under the existing credit facility.

OTHER MATTERS

     USAi is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by USAi's computerized information systems.

     Although assessment of non-critical systems is an ongoing process, USAi has substantially completed its detailed assessment of all of its information technology and non-information technology hardware and software to assess the scope of its year 2000 issue. USAi has potential exposure in technological operations within the sole control of USAi and in technological operations which are dependent in some way on one or more third parties. USAi believes that it has identified all significant technological areas within its control. USAi has initiated communications with significant vendors and customers to confirm their plans to become Year 2000 compliant and is assessing any possible risk to or effects on USAi's operations.

     USAi believes that, with respect to technological operations which are dependent on third parties, the significant areas of potential risk are the ability of satellite and cable operators to receive the signal transmission of USA Network, The Sci-Fi Channel and the Home Shopping Network and America's Store services, and the ability of banks and credit card processors to process credit card transactions. Remediation of critical systems that are not Year 2000 compliant is more than half complete. USAi expects its Year 2000 assessment, remediation, implementation and testing to be completed by the end of the second quarter of 1999, except for some of its systems at Home Shopping Network and Ticketmaster which are scheduled to be completed by September and October 1999, respectively.

     It is not possible at this time to predict with any reasonable certainty the total cost to address all Year 2000 issues. However, USAi believes that the total costs associated with the Year 2000 assessment, remediation, implementation and testing will not exceed $10 million of which approximately $5 million has been spent through February 28, 1999. This amount is exclusive of capital expenditures that are currently planned to replace existing hardware and software systems as part of USAi's ongoing efforts to upgrade its infrastructure and systems.

     Accordingly, based on existing information, USAi believes that the costs of addressing potential problems will not have a material adverse effect on USAi's financial position, results of operations or cash flows. However, if USAi, its customers or vendors were unable to resolve the issues in a timely manner, it could result in a material adverse effect on USAi's financial position, results of operations or cash flows. USAi plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

     USAi is currently focusing its efforts on identification and remediation of its Year 2000 exposures and has not yet developed contingency plans in the event it does not successfully complete all phases of its Year 2000 program. USAi is currently examining its status and will continue to examine its status by the end of the first quarter of 1999, and periodically thereafter, to determine whether such plans are necessary.

                                  SEASONALITY

     USAi's businesses are subject to the effects of seasonality.

     Networks and Television Production revenues are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

     USAi believes seasonality impacts its Electronic Retailing segment but not to the same extent it impacts the retail industry in general.

     Ticketing Operations revenues are occasionally impacted by fluctuation in the availability of events for sale to the public.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
USA NETWORKS, INC.

     We have audited the accompanying consolidated balance sheets of USA Networks, Inc. and subsidiaries (formerly HSN, Inc.) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 21(b). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Networks, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP
New York, New York
February 4, 1999

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      USA NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1998         1997        1996
                                                            ----------   ----------   --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                          DATA)
NET REVENUES
  Networks and television production.....................   $1,085,685   $       --   $     --
  Electronic retailing...................................    1,098,634    1,024,203     30,588
  Ticketing operations...................................      386,555      156,378         --
  Internet services......................................       26,645       12,857         --
  Broadcasting...........................................       27,966       54,138     43,359
  Other..................................................        8,651       14,173      1,225
                                                            ----------   ----------   --------
     Total net revenues..................................    2,634,136    1,261,749     75,172
                                                            ----------   ----------   --------
Operating costs and expenses:
  Cost of sales..........................................      749,638      645,299     20,974
  Program costs..........................................      597,681           --         --
  Selling and marketing..................................      376,697      217,358      4,951
  General and administrative.............................      227,662      129,700     28,254
  Other operating costs..................................      218,095       77,849      1,895
  Depreciation and amortization..........................      246,147       97,024     15,486
                                                            ----------   ----------   --------
     Total operating costs and expenses..................    2,415,920    1,167,230     71,560
                                                            ----------   ----------   --------
     Operating profit....................................      218,216       94,519      3,612
  Other income (expense):
  Interest income........................................       16,188        5,313      3,238
  Interest expense.......................................     (121,266)     (31,579)   (11,841)
  Gain on disposition of broadcast stations..............       84,187           --         --
  Gain on sale of subsidiary stock.......................      108,967           --         --
  Miscellaneous..........................................      (22,478)     (11,752)        44
                                                            ----------   ----------   --------
                                                                65,598      (38,018)    (8,559)
                                                            ----------   ----------   --------
  Earnings (loss) before income taxes and minority
     interest............................................      283,814       56,501     (4,947)
  Income tax (expense)...................................     (127,645)     (41,051)    (1,872)
  Minority interest in (earnings) loss...................      (79,295)      (2,389)       280
                                                            ----------   ----------   --------
NET EARNINGS (LOSS)......................................   $   76,874   $   13,061   $ (6,539)
                                                            ==========   ==========   ========
  Basic earnings (loss) per common share.................   $      .54   $      .12   $   (.30)
                                                            ==========   ==========   ========
  Diluted earnings (loss) per common share...............   $      .43   $      .12   $   (.30)
                                                            ==========   ==========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1998          1997
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
                                         ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................    $  445,356    $  116,036
Accounts and notes receivable, net of allowance of $20,610
  and $3,588, respectively..................................       372,111        96,867
Inventories, net............................................       421,570       151,100
Deferred income taxes.......................................            --        39,956
Other current assets, net...................................        28,501        16,723
                                                                ----------    ----------
  Total current assets......................................     1,267,538       420,682
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................       233,991       145,701
Buildings and leasehold improvements........................       100,339        83,851
Furniture and other equipment...............................        55,653        39,498
                                                                ----------    ----------
                                                                   389,983       269,050
  Less accumulated depreciation and amortization............       168,727       120,793
                                                                ----------    ----------
                                                                   221,256       148,257
Land........................................................        16,044        16,602
Projects in progress........................................        18,130        15,262
                                                                ----------    ----------
                                                                   255,430       180,121
OTHER ASSETS
Intangible assets, net......................................     6,342,646     1,862,128
Cable distribution fees, net ($39,650 and $46,459,
  respectively, to related parties).........................       100,416       111,292
Long-term investments.......................................        63,365        47,926
Notes and accounts receivable, net of current portion
  ($3,356 and $843, respectively, from related parties).....        48,532        11,854
Inventories, net............................................       151,828            --
Deferred income taxes.......................................        40,282         3,541
Deferred charges and other, net.............................        57,065        33,252
                                                                ----------    ----------
                                                                $8,327,102    $2,670,796
                                                                ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1998          1997
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................    $   36,538    $   12,918
Accounts payable, trade.....................................       186,690       111,214
Accounts payable, client accounts...........................        70,817        73,887
Obligations for program rights and film costs...............       184,583            --
Cable distribution fees payable ($18,633 and $19,091,
  respectively, to related parties).........................        44,588        43,553
Deferred income taxes.......................................        17,269            --
Other accrued liabilities...................................       322,294       118,169
                                                                ----------    ----------
  Total current liabilities.................................       862,779       359,741
LONG-TERM OBLIGATIONS (net of current maturities)...........       775,683       448,346
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................       409,956            --
OTHER LONG-TERM LIABILITIES.................................        73,682        43,132
MINORITY INTEREST...........................................     3,633,597       372,223
COMMITMENTS AND CONTINGENCIES...............................            --            --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 15,000,000
  shares; no shares issued and outstanding..................            --            --
Common stock -- $.01 par value; authorized 800,000,000
  shares; issued and outstanding, 127,272,032 and 87,430,586
  shares, respectively......................................         1,273           874
Class B -- convertible common stock -- $.01 par value;
  authorized, 200,000,000 shares; issued and outstanding,
  31,516,726 and 24,455,294 shares, respectively............           315           244
Additional paid-in capital..................................     2,594,043     1,558,037
Accumulated deficit.........................................       (26,727)     (103,601)
Unrealized gain in available for sale securities............        10,353            --
Foreign currency translation................................        (1,501)           --
Unearned compensation.......................................        (1,353)       (3,202)
Note receivable from key executive for common stock
  issuance..................................................        (4,998)       (4,998)
                                                                ----------    ----------
  Total stockholders' equity................................     2,571,405     1,447,354
                                                                ----------    ----------
                                                                $8,327,102    $2,670,796
                                                                ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          CLASS B
                                                                        CONVERTIBLE   ADDITIONAL
                                                               COMMON     COMMON       PAID-IN     ACCUMULATED   UNREALIZED
                                                    TOTAL      STOCK       STOCK       CAPITAL       DEFICIT       GAINS
                                                  ----------   ------   -----------   ----------   -----------   ----------
                                                                               (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1995....................  $    7,471   $ 140       $ 48       $  126,025    $(110,123)    $    --
Issuance of common stock upon exercise of stock
 options........................................       1,156       2         --            1,154           --          --
Amortization of unearned compensation related to
 grant of stock options to key executive........       1,028      --         --               --           --          --
Income tax benefit related to stock options
 exercised......................................         841      --         --              841           --          --
Issuance of common stock related to the Home
 Shopping Merger................................   1,044,812     494        156        1,044,162           --          --
Issuance of common stock related to the Savoy
 Merger.........................................     112,717      84         --          112,633           --          --
Unearned compensation related to employee equity
 participation plan.............................      (2,737)     --         --               --           --          --
Net loss for year ended December 31, 1996.......      (6,539)     --         --               --       (6,539)         --
BALANCE AT DECEMBER 31, 1996....................   1,158,749     720        204        1,284,815     (116,662)         --
                                                  ----------   ------      ----       ----------    ---------     -------
Issuance of common stock upon exercise of stock
 options........................................       7,227      10         --            7,217           --          --
Income tax benefit related to stock options
 exercised......................................       3,372      --         --            3,372           --          --
Issuance of Common Stock and Class B Common
 Stock in connection with Ticketmaster
 Acquisition....................................     262,817     144         40          262,633           --          --
Amortization of unearned compensation related to
 stock options and equity participation plan....       2,128      --         --               --           --          --
Net earnings for year ended December 31,
 1997...........................................      13,061      --         --               --       13,061          --
                                                  ----------   ------      ----       ----------    ---------     -------
BALANCE AT DECEMBER 31, 1997....................   1,447,354     874        244        1,558,037     (103,601)         --
Comprehensive income:
Net earnings for the year ended December 31,
 1998...........................................      76,874      --         --               --       76,874          --
Increase in unrealized gains in available for
 sale securities................................      10,353      --         --               --           --      10,353
Foreign currency translation....................      (1,501)     --         --               --           --          --
                                                  ----------
 Comprehensive income...........................      85,726
                                                  ----------
Issuance of common stock upon exercise of stock
 options........................................      26,070      24         --           26,046           --          --
Income tax benefit related to stock options
 exercised......................................       6,959      --         --            6,959           --          --
Issuance of Common Stock and Class B Common
 Stock in connection with Universal
 Transaction....................................     302,154      71         76          302,007           --          --
Issuance of stock in connection with
 Ticketmaster tax-free merger...................     467,035     160         --          466,875           --          --
Issuance of stock in connection with conversion
 of debentures..................................     199,147     122         --          199,025           --          --
Conversion of Class B Convertible Common Stock
 to Common Stock................................          --       8         (8)              --           --          --
Acquisition of interest in LLC shares in
 exchange for Common Stock and Class B Common
 Stock..........................................      35,111      14          3           35,094           --          --
Amortization of unearned compensation related to
 stock options and equity participation plans...       1,849      --         --               --           --          --
                                                  ----------   ------      ----       ----------    ---------     -------
BALANCE AT DECEMBER 31, 1998....................  $2,571,405   $1,273      $315       $2,594,043    $ (26,727)    $10,353
                                                  ==========   ======      ====       ==========    =========     =======

                                                                                  NOTE
                                                                               RECEIVABLE
                                                                                FROM KEY
                                                                               EXECUTIVE
                                                                                  FOR
                                                    FOREIGN                      COMMON
                                                   CURRENCY       UNEARNED       STOCK
                                                  TRANSLATION   COMPENSATION    ISSUANCE
                                                  -----------   ------------   ----------
                                                              (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1995....................    $    --       $(3,621)      $(4,998)
Issuance of common stock upon exercise of stock
 options........................................         --            --            --
Amortization of unearned compensation related to
 grant of stock options to key executive........         --         1,028            --
Income tax benefit related to stock options
 exercised......................................         --            --            --
Issuance of common stock related to the Home
 Shopping Merger................................         --            --            --
Issuance of common stock related to the Savoy
 Merger.........................................         --            --            --
Unearned compensation related to employee equity
 participation plan.............................         --        (2,737)           --
Net loss for year ended December 31, 1996.......         --            --            --
BALANCE AT DECEMBER 31, 1996....................         --        (5,330)       (4,998)
                                                    -------       -------       -------
Issuance of common stock upon exercise of stock
 options........................................         --            --            --
Income tax benefit related to stock options
 exercised......................................         --            --            --
Issuance of Common Stock and Class B Common
 Stock in connection with Ticketmaster
 Acquisition....................................         --            --            --
Amortization of unearned compensation related to
 stock options and equity participation plan....         --         2,128            --
Net earnings for year ended December 31,
 1997...........................................         --            --            --
                                                    -------       -------       -------
BALANCE AT DECEMBER 31, 1997....................         --        (3,202)       (4,998)
Comprehensive income:
Net earnings for the year ended December 31,
 1998...........................................         --            --            --
Increase in unrealized gains in available for
 sale securities................................         --            --            --
Foreign currency translation....................     (1,501)           --            --
 Comprehensive income...........................
Issuance of common stock upon exercise of stock
 options........................................         --            --            --
Income tax benefit related to stock options
 exercised......................................         --            --            --
Issuance of Common Stock and Class B Common
 Stock in connection with Universal
 Transaction....................................         --            --            --
Issuance of stock in connection with
 Ticketmaster tax-free merger...................         --            --            --
Issuance of stock in connection with conversion
 of debentures..................................         --            --            --
Conversion of Class B Convertible Common Stock
 to Common Stock................................         --            --            --
Acquisition of interest in LLC shares in
 exchange for Common Stock and Class B Common
 Stock..........................................         --            --            --
Amortization of unearned compensation related to
 stock options and equity participation plans...         --         1,849            --
                                                    -------       -------       -------
BALANCE AT DECEMBER 31, 1998....................    $(1,501)      $(1,353)      $(4,998)
                                                    =======       =======       =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 1998        1997       1996
                                                              ----------   --------   --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................  $   76,874   $ 13,061   $ (6,539)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................     224,058     77,679     18,672
    Amortization of cable distribution fees.................      22,089     19,261         --
    Amortization of program rights and film costs...........     513,844         --         --
    Amortization of deferred financing costs................       7,303      2,256      1,778
    Deferred income taxes...................................      94,466     22,474        418
    Equity in losses of unconsolidated affiliates...........      18,220     12,007        367
    Gain on disposition of broadcast stations...............     (84,187)        --         --
    Gain on sale of subsidiary stock........................    (108,967)        --         --
    Non-cash interest.......................................       4,800      4,218         --
    Inventory carrying adjustment...........................       3,561     (8,059)      (420)
    Non-cash stock compensation.............................       8,808      2,128      1,028
    Minority interest.......................................      79,295      2,389       (280)
    Changes in current assets and liabilities:
      Accounts receivable...................................    (144,472)    (7,107)       511
      Inventories...........................................    (150,905)   (37,443)     9,949
      Accounts payable......................................      91,172     (7,371)   (11,910)
      Accrued liabilities...................................       5,703    (35,859)    (1,149)
    Payment for program rights and film costs...............    (427,106)        --         --
    Increase in cable distribution fees.....................     (11,338)   (16,959)   (31,529)
    Other, net..............................................       3,538      4,998     31,072
                                                              ----------   --------   --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES...........     226,756     47,673     11,968
                                                              ----------   --------   --------
Cash flows from investing activities:
  Acquisition of Universal Transaction, net of cash
    acquired................................................  (1,297,233)        --         --
  Acquisitions, net of cash acquired........................    (102,873)    (7,633)        --
  Capital expenditures......................................     (86,992)   (45,869)    (1,143)
  Increase in long-term investments and notes receivable....     (26,626)   (39,844)    (8,369)
  Proceeds from disposition of broadcast stations...........     356,769         --         --
  Payment of merger and financing costs.....................     (34,740)    (6,349)    (1,630)
  Other, net................................................      (1,894)    17,402      8,520
                                                              ----------   --------   --------
        NET CASH USED IN INVESTING ACTIVITIES...............  (1,193,589)   (82,293)    (2,622)
                                                              ----------   --------   --------
Cash flows from financing activities:
  Borrowings................................................   1,641,380    393,949         --
  Net proceeds from issuance of Senior Notes................     494,350         --         --
  Principal payments on long-term obligations...............  (1,700,073)  (385,329)   (39,763)
  Cash acquired in Ticketmaster Transaction.................          --     89,663         --
  Cash acquired in CitySearch Transaction...................      57,877         --         --
  Advance to CitySearch for promissory note.................     (50,000)        --         --
  Cash acquired in the Home Shopping and Savoy mergers......          --         --     52,727
  Proceeds from sale of subsidiary stock....................     104,989         --         --
  Redemption in minority interest in SF Broadcasting........     (81,664)        --         --
  Proceeds from issuance of common stock and LLC shares.....     831,701      7,227      1,156
  Other, net................................................        (906)     2,540         --
                                                              ----------   --------   --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES...........   1,297,654    108,050     14,120
                                                              ----------   --------   --------
  Effect of exchange rate changes on cash and cash
    equivalents.............................................      (1,501)        --         --
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     329,320     73,430     23,466
Cash and cash equivalents at beginning of period............     116,036     42,606     19,140
                                                              ----------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  445,356   $116,036   $ 42,606
                                                              ==========   ========   ========


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

     In December 1996, the Company consummated mergers with each of Home Shopping Network, Inc. ("Home Shopping") and Savoy Pictures Entertainment, Inc. ("Savoy") (the "Mergers"). In July 1997, the Company acquired a controlling interest in Ticketmaster Group, Inc. ("Ticketmaster"). On June 24, 1998, the Company completed its acquisition of Ticketmaster in a tax-free merger, pursuant to which each outstanding share of Ticketmaster common stock not owned by the Company was exchanged for 1.126 shares of USAi common stock. See Note C.

     On February 12, 1998, the Company acquired USA Networks, a New York general partnership, consisting of cable television networks USA Network and The Sci-Fi Channel ("Networks"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram"), and the Company changed its name to USA Networks, Inc. (the "Universal Transaction"). See Note C.

     As of December 31, 1998, the Company engages in five principal areas of business:

     - NETWORKS AND TELEVISION PRODUCTION, which includes Networks and Studios USA. Networks operates the USA Network and The Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

     - ELECTRONIC RETAILING, consisting primarily of the Home Shopping Network and America's Store, which are engaged in the electronic retailing business.

     - TICKETING OPERATIONS, which primarily represents Ticketmaster, the leading provider of automated ticketing services in the United States, and Ticketmaster Online, Ticketmaster's exclusive agent for online ticket sales.

     - INTERNET SERVICES, which represents the Company's on-line retailing networks business and local city guide business.

     -  BROADCASTING, which owns and operates television stations.

     On February 20, 1998, the Company declared and on March 26, 1998, paid, a one-for-one stock dividend. All share data and earnings per share amounts presented have been adjusted to reflect this dividend.

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

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
REVENUES

NETWORKS AND TELEVISION PRODUCTION

     Television production revenues are recognized as completed episodes are delivered. Generally, television programs are first licensed for network exhibition and foreign syndication, and subsequently for domestic syndication, cable television and home video. Certain television programs are produced and/or distributed directly for initial exhibition by local television stations, advertiser-supported cable television, pay television and/or home video. Television production advertising revenues (i.e., sales of advertising time received by Studios USA in lieu of cash fees for the licensing of program broadcast rights to a broadcast station ("barter syndication")) are recognized upon both the commencement of the license period of the program and the sale of advertising time pursuant to non-cancelable agreements, provided that the program is available for its first broadcast. Foreign minimum guaranteed amounts are recognized as revenues on the commencement date of the license agreement, provided the program is available for exhibition.

     Networks advertising revenue is recognized in the period in which the advertising commercials are aired on cable networks. Provisions are recorded against advertising revenues for audience under deliveries ("makegoods"). Affiliate fees are recognized in the period during which the programming is provided.

ELECTRONIC RETAILING

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

TICKETING

     Revenue from Ticketmaster primarily consists of revenue from ticketing operations which is recognized as tickets are sold.

BROADCASTING AND OTHER

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

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Generally, the estimated ultimate costs of completed television productions are amortized, and participation expenses are accrued, for each production in the proportion that current period revenue recognized bears to the estimated future revenue to be received from all sources. Amortization and accruals are made under the individual film forecast method. Estimated ultimate revenues and costs are reviewed quarterly and revisions to amortization rates or write-downs to net realizable value are made as required.

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

MERCHANDISE INVENTORIES, NET

     Inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Inventories are presented net of an inventory carrying adjustment of $23.4 million and $19.8 million at December 31, 1998 and 1997, respectively.

CASH AND CASH EQUIVALENTS

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

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

ASSET CATEGORY                                   DEPRECIATION/AMORTIZATION PERIOD
--------------                                   --------------------------------
Computer and broadcast equipment.............              3 to 13 Years
Buildings....................................             30 to 40 Years
Leasehold improvements.......................              4 to 20 Years
Furniture and other equipment................              3 to 10 Years

     Depreciation and amortization expense on property, plant and equipment was $51.3 million, $26.2 million and $4.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

LONG-LIVED ASSETS INCLUDING INTANGIBLES

     The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including goodwill and other intangibles and property, plant and equipment, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value.

CABLE DISTRIBUTION FEES

     Cable distribution fees relate to upfront fees paid in connection with long term cable contracts for carriage of Home Shopping's programming. These fees are amortized to expense on a straight line basis over the terms of the respective contracts, with original terms from 5 to 15 years. Amortization expense for cable distribution fees was $22.1 million and $19.3 million for the years ended December 31, 1998 and 1997, respectively, and was not significant for the 11 days ending December 31, 1996.

ADVERTISING


     Advertising costs are expensed in the period incurred. Advertising expense for the years ended December 31, 1998 and 1997 were $90.2 million and $13.2 million, respectively. Advertising expense for 1996 was not significant.


INCOME TAXES

     The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

EARNINGS (LOSS) PER SHARE

     Basic earnings per share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock that then shares in the earnings of the Company.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) STOCK-BASED COMPENSATION

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

     Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, program rights and film cost amortization, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, and various other operating allowances and accruals.

RECLASSIFICATIONS

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 1998 presentation.

NOTE C -- BUSINESS ACQUISITIONS

UNIVERSAL TRANSACTION

     In connection with the Universal Transaction, USAi paid Universal approximately $4.1 billion in the form of a cash payment of approximately $1.6 billion, a portion of which ($300 million plus interest) was deferred until no later than June 30, 1998, and an effective 45.8% interest in the Company through shares of common stock, par value $.01 per share, of the Company (the "Common Stock") and Class B common stock, par value $.01 per share, of the Company (the "Class B Common Stock"), and shares ("LLC Shares") of a newly formed limited liability company ("USANi LLC") which are exchangeable (subject to regulatory restrictions) into shares of Common Stock and Class B Common Stock. At the closing of the Universal Transaction, USAi contributed its Home Shopping business to USANi LLC, a subsidiary of USAi. Simultaneously with this transaction, the remaining 1,178,322 shares of Class B Common Stock were issued in accordance with Liberty Media Corporation's ("Liberty") contingent right to receive such shares as part of the Home Shopping Merger in 1996.

     The Investment Agreement, as amended and restated as of December 18, 1997, among the Company, Home Shopping, Universal and Liberty (the "Investment Agreement"), relating to the Universal Transaction also contemplated that, on or prior to June 30, 1998, the Company and Liberty, a subsidiary of Tele-Communications, Inc. ("TCI"), would complete a transaction involving a $300 million cash investment, plus

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE C -- BUSINESS ACQUISITIONS -- (CONTINUED) an interest factor, by Liberty in the Company through the purchase of Common Stock or LLC Shares. The transaction closed on June 30, 1998 with Liberty making a cash payment of $308.5 million in exchange for 15,000,000 LLC shares.

     The Universal Transaction has been accounted for using the purchase method of accounting. The purchase price of $4.1 billion including expenses, has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The fair value of the assets acquired and liabilities assumed are summarized below, along with the excess of the purchase price, including expenses, over the fair value of net assets, which has been assigned to goodwill.

                                                              (IN THOUSANDS)
Current assets............................................      $  459,718
Non-current assets........................................         289,232
Goodwill..................................................       4,136,373
Current liabilities.......................................         395,356
Non-current liabilities...................................         374,436

TICKETMASTER TRANSACTION

     In the third quarter of 1997, the Company acquired a controlling interest in Ticketmaster through the issuance of Common Stock to Paul G. Allen and purchases of Ticketmaster shares in the open market for total consideration of $210.0 million (the "Ticketmaster Acquisition"). In connection with the issuance of new shares to Mr. Allen, the Company also issued shares of the Company's Class B common stock in accordance with Liberty's contingent right to receive such shares as part of the Home Shopping Merger in 1996.

     In connection with the Ticketmaster tax-free merger, as of June 24, 1998, the Company issued 15,967,200 shares of Common Stock to the public shareholders of Ticketmaster and converted 3.6 million options to acquire Ticketmaster common stock into options to acquire Common Stock for a total consideration of $467.7 million. The acquisition of the controlling interest in Ticketmaster and the tax-free merger are collectively referred to as the "Ticketmaster Transaction."

     The Ticketmaster Transaction has been accounted for using the purchase method of accounting. The acquisition price of $677.7 million, including expenses, was allocated to the assets and liabilities of Ticketmaster based on respective values at the acquisition date. The fair market values of the assets acquired and liabilities assumed are summarized below, along with the excess of the purchase price over the fair value of net assets, which has been assigned to goodwill and other intangible assets:

                                                              (IN THOUSANDS)
Current assets............................................       $139,980
Non-current assets........................................        178,160
Goodwill and other intangible assets......................        667,100
Current liabilities.......................................        154,240
Non-current liabilities, including minority interest......        153,300

CITYSEARCH TRANSACTION

     On September 28, 1998, pursuant to an Amended and Restated Agreement and Plan of Reorganization among CitySearch, Inc. ("CitySearch"), the Company, Ticketmaster and certain of its subsidiaries, the Company merged the online ticketing operations of Ticketmaster ("Ticketmaster Online") into a subsidiary of CitySearch, a publisher of local city guides on the Web (the "CitySearch Merger"), to create Ticketmaster

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE C -- BUSINESS ACQUISITIONS -- (CONTINUED)
Online-CitySearch, Inc. ("TMCS"). The Company had acquired Ticketmaster Online as part of the Ticketmaster Transaction and allocated to Ticketmaster Online a total of $154.8 million of the goodwill resulting from the Ticketmaster Transaction. The CitySearch Merger was accounted for using the "reverse purchase" method of accounting, pursuant to which Ticketmaster Online was treated as the acquiring entity for accounting purposes, and the portion of the assets and liabilities of CitySearch acquired were recorded at their respective fair values under the purchase method of accounting.


     Prior to the CitySearch Merger, the Company owned approximately 11.8% of CitySearch, which it had purchased for total consideration of $23.0 million. Pursuant to the CitySearch Merger, the Company acquired 50.7% of CitySearch in exchange for an effective 35.2% interest in Ticketmaster Online. The total purchase price for the acquisition of the additional CitySearch interest was approximately $120.8 million, substantially all of which was allocated to goodwill.


     In connection with the CitySearch Merger, the Company purchased 1,997,502 TMCS shares pursuant to a Tender Offer, which was completed on November 3, 1998, representing an additional 3.1% interest in CitySearch, for total consideration of $17.3 million. Following the completion of the Tender Offer, the Company beneficially owned approximately 67.9% of TMCS outstanding shares.

     In connection with the CitySearch Merger, the Company recorded a gain of $67.9 million by exchanging a 35.2% interest in Ticketmaster Online with a basis of $52.9 million for a 50.7% interest in CitySearch, which had a fair value of $120.8 million.


     On December 8, 1998, TMCS completed an initial public offering of 8,050,000 shares of its common stock (the "CitySearch IPO"), which generated proceeds of $105.0 million. In connection with the CitySearch IPO, the Company recognized a gain of $41.1 million. The CitySearch Merger, the Tender Offer and the CitySearch IPO are referred to as the "CitySearch Transaction".


SAVOY MERGER

     On December 19, 1996, USAi consummated the merger with Savoy ("Savoy Merger") by issuing 8,411,740 shares of USAi common stock in exchange for each share of outstanding Savoy common stock at a .28 conversion ratio, adjusted for the March 1998 stock dividend. The Savoy Merger has been accounted for using the purchase method of accounting.

HOME SHOPPING MERGER

     On December 20, 1996, USAi consummated the merger with Home Shopping (the "Home Shopping Merger") by issuing shares of USAi Common Stock at a ratio of .90 of a share of USAi Common Stock and 1.08 shares of USAi Class B Common Stock for each share of Home Shopping Common Stock and Home Shopping Class B Common Stock, adjusted for the March 1998 stock dividend, respectively. As a result, 49,331,302 shares of USAi Common Stock and 15,618,222 shares of USAi Class B Common Stock were issued. The Home Shopping Merger has been accounted for using the purchase method of accounting.

     The following unaudited pro forma condensed consolidated financial information for the years ended December 31, 1998 and 1997, is presented to show the results of the Company, as if the Universal Transaction, Ticketmaster Transaction, including significant acquisitions by Ticketmaster, the CitySearch Transaction and the sale of SF Broadcasting had occurred as of January 1, 1998 and 1997. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles, changes in programming and film costs amortization and an increase in interest expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE C -- BUSINESS ACQUISITIONS -- (CONTINUED)

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                                     1998          1997
                                                  ----------    ----------
                                                   (IN THOUSANDS, EXCEPT
                                                      PER SHARE DATA)
Net revenues..................................    $2,775,687    $2,527,922
Net earnings (loss)...........................        38,406       (77,443)
Basic earnings (loss) per common share........    $      .25    $     (.55)
                                                  ==========    ==========
Diluted earnings (loss) per common share......    $      .23    $     (.55)
                                                  ==========    ==========

     The following unaudited pro forma condensed financial information for the year ended December 31, 1996, is presented to show the results of the Company, as if the Home Shopping Merger, the Ticketmaster Acquisition, and the Savoy Merger occurred at the beginning of the year presented. The pro forma results include certain adjustments, including increased amortization related to goodwill, the reduction of cable and broadcast fees for fair value adjustments related to purchase accounting and the elimination of intercompany revenues and expenses, and are not necessarily indicative of what the results would have been had these transactions actually occurred on January 1, 1996.

                                                       YEAR ENDED DECEMBER 31,
                                                                1996
                                                       -----------------------
                                                        (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)
Net revenues.......................................          $1,392,629
Net loss...........................................             (19,099)
Basic loss per common share........................          $     (.17)
                                                             ==========
Diluted loss per common share......................          $     (.17)
                                                             ==========

NOTE D -- INTANGIBLE ASSETS

     Intangible assets are amortized using the straight-line method and include the following:

                                                         DECEMBER 31,
                                                 ----------------------------
                                                    1998            1997
                                                 ----------    --------------
                                                        (IN THOUSANDS)
Intangible Assets, net:
Goodwill.....................................    $6,232,975      $1,520,221
Broadcast licenses...........................        81,244         312,248
Other........................................        28,427          29,659
                                                 ----------      ----------
                                                 $6,342,646      $1,862,128
                                                 ==========      ==========

     Goodwill primarily relates to the excess of purchase price over the fair value of assets acquired in the Universal Transaction, Ticketmaster Transaction, CitySearch Transaction and the Home Shopping and Savoy mergers, as discussed in Note C, and is net of accumulated amortization of $192.1 million and $46.9 million at December 31, 1998 and 1997, respectively. Goodwill is generally amortized over 40 years, except for goodwill associated with Internet businesses which is amortized over 5 to 10 years.

     Broadcast licenses represent the costs of acquiring FCC licenses related to broadcast operations and is net of accumulated amortization of $23.6 million and $41.3 million as of December 31, 1998 and 1997, respectively. Broadcast licenses are generally amortized over 40 years.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE D -- INTANGIBLE ASSETS -- (CONTINUED)
     Other intangibles are net of accumulated amortization of $16.2 million and $67.0 million as of December 31, 1998 and 1997, respectively, and are generally amortized over 3 to 10 years. In 1998, other intangibles of $68 million which were fully amortized were written off.

NOTE E -- LONG-TERM OBLIGATIONS


                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
                                                                   (IN THOUSANDS)
Unsecured Senior Credit Facility ("New Facility"); with a
  $40,000,000 sub-limit for letters of credit, entered into
  February 12, 1998, which matures on December 31, 2002. At
  the Company's option, the interest rate on borrowings is
  tied to the London Interbank Offered Rate ("LIBOR") or the
  Alternate Base Rate ("ABR"), plus an applicable margin.
  Interest rate at December 31, 1998 was 6.0% and ranged
  from 6.0% to 7.45% during 1998............................    $250,000    $     --
$500,000,000 6 3/4% Senior Notes (the "Senior Notes") due
  November 15, 2005; interest payable May 15 and November 15 commencing May 15, 1999. Interest rate at December 31,
  1998 is 6.84%.............................................     496,896          --
Unsecured $37,782,000 7% Convertible Subordinated Debentures
  ("Savoy Debentures") due July 1, 2003 convertible into
  USAi Common Stock at a conversion price of $66.43 per
  share.....................................................      33,573      32,915
Unsecured $275,000,000 Revolving Credit Facility ("HSNi
  Facility"); with a $35,000,000 sub-limit for import
  letters of credit, entered into on May 1, 1997, which
  matures on May 1, 2002. The interest rate was 6.51% at
  December 31, 1997, and ranged from 6.47% to 6.53% and
  6.16% to 8.50% during 1998 and 1997, respectively. The
  facility was repaid on February 12, 1998..................          --     100,000
Unsecured $100,000,000 5 7/8% Convertible Subordinated
  Debentures (the "Home Shopping Debentures") due March 1,
  2006 convertible into USAi Common Stock at a conversion
  price of $13.34 per share. The debentures were converted
  into Common Stock on March 1, 1998........................          --     106,338
Secured SF Broadcast Facility (the "SF Broadcast Facility");
  payable in 20 consecutive quarterly installments
  commencing on September 30, 1997. At the Company's option, the interest rate on borrowings is tied to LIBOR or ABR,
  plus an applicable margin. The facility was repaid on July
  16, 1998..................................................          --      69,844
Secured Revolving Credit Facility ("Ticketmaster Facility"),
  which matures in December 1999. The facility was repaid on
  June 24, 1998.............................................          --     134,000
Other long-term obligations maturing through 2007...........      31,752      18,167
                                                                --------    --------
Total long-term obligations.................................     812,221     461,264
Less current maturities.....................................      36,538      12,918
                                                                --------    --------
Long-term obligations, net of current maturities............    $775,683    $448,346
                                                                ========    ========

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE E -- LONG-TERM OBLIGATIONS -- (CONTINUED)
     On February 12, 1998, the Company, and certain of its subsidiaries, including USANi LLC as borrower, entered into the New Facility with a $40.0 million sub-limit for letters of credit. The New Facility was used to finance the Universal Transaction and to refinance the Company's existing facility. The New Facility consists of a $600.0 million revolving credit facility, a $750.0 million Tranche A Term Loan and a $250.0 million Tranche B Term Loan. On August 5, 1998, the Company repaid the Tranche B Term Loan in its entirety. The revolving credit facility and the Tranche A Term Loan mature on December 31, 2002. The New Facility is guaranteed by, and secured by stock in, substantially all of the Company's material subsidiaries. The interest rate on borrowings under the New Facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. Average borrowings on the revolving credit facility for the period from February 12, 1998 to July 20, 1998, the period in which amounts were outstanding, was $376 million. The average interest rate during this period was 7.91%. As of December 31, 1998, there was $599.9 million available for borrowing after taking into account outstanding letters of credit. The Company pays a commitment fee of .1875% on the unused portion of the New Facility.

     On November 23, 1998, the Company completed an offering of $500.0 million 6 3/4% Senior Notes due 2005. Net proceeds from the offering were $493.7 million, which together with cash on hand, were used to repay, and permanently reduce, $500.0 million of the Tranche A Term Loan.

     The Savoy Debentures are redeemable at the option of the Company at varying percentages of the principal amount each year, ranging from 105.25% to 100.75%, plus applicable interest. In connection with the Savoy Merger, USAi became a joint and several obligor with respect to the Savoy Debentures.

     Aggregate contractual maturities of long-term obligations are as follows:

YEARS ENDING DECEMBER 31,
-------------------------                                     (IN THOUSANDS)
1999......................................................       $ 36,538
2000......................................................         54,347
2001......................................................         78,498
2002......................................................        103,749
2003......................................................         34,056
Thereafter................................................        505,033
                                                                 --------
                                                                 $812,221
                                                                 ========

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE F -- INCOME TAXES

     A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings (loss) before income taxes is shown as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1998       1997       1996
                                                               --------    -------    -------
                                                                       (IN THOUSANDS)
Income tax expense (benefit) at the federal statutory rate
  of 35% in 1998 and 1997 and 34% for 1996.................    $ 99,335    $19,776    $(1,682)
Amortization of goodwill and other intangibles.............      32,423     13,690        548
State income taxes, net of effect of federal tax benefit...      17,404      2,896        581
Non-deductible portion of executive compensation...........          --         --      1,385
Increase (decrease) in valuation allowance for deferred tax
  assets...................................................      (3,665)     5,471        966
Impact of minority interest................................     (28,910)        --         --
Other, net.................................................      11,058       (782)        74
                                                               --------    -------    -------
Income tax expense.........................................    $127,645    $41,051    $ 1,872
                                                               ========    =======    =======

     The components of income tax expense are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                  1998       1997       1996
                                                                --------    -------    ------
                                                                       (IN THOUSANDS)
Current income tax expense:
  Federal...................................................    $ 21,137    $21,603    $  602
  State.....................................................      10,820      3,029       852
  Foreign...................................................       1,222        919        --
                                                                --------    -------    ------
     Current income tax expense.............................      33,179     25,551     1,454
                                                                --------    -------    ------
Deferred income tax expense:
  Federal...................................................    $ 78,511    $13,614    $  367
  State.....................................................      15,955      1,886        51
                                                                --------    -------    ------
     Deferred income tax expense............................      94,466     15,500       418
                                                                --------    -------    ------
     Total income tax expense...............................    $127,645    $41,051    $1,872
                                                                ========    =======    ======

     The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, are presented below. The valuation allowance represents items for which it is more likely than not that the tax benefit will not be realized.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE F -- INCOME TAXES -- (CONTINUED)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
                                                                   (IN THOUSANDS)
Current deferred tax assets (liabilities):
  Net federal operating loss carryforward...................    $ 30,383    $ 46,291
  Inventory costing.........................................      14,792      16,398
  Provision for accrued expenses............................       6,523       6,883
  Amortization of broadcast related intangibles.............     (10,912)      7,995
  Investments in affiliates.................................       2,982       2,982
  Deferred revenue..........................................     (25,901)         --
  Other.....................................................      21,190      25,604
                                                                --------    --------
     Total current deferred tax assets......................      39,057     106,153
     Less valuation allowance...............................     (56,326)    (66,197)
                                                                --------    --------
     Net current deferred tax assets (liabilities)..........    $(17,269)   $ 39,956
                                                                ========    ========
Non-current deferred tax assets:
  Broadcast and cable fee contracts.........................    $ 10,311    $ 11,787
  Depreciation for tax in excess of financial statements....      (9,663)    (10,450)
  Amortization of FCC licenses and broadcast related
     intangibles............................................      (9,287)    (17,847)
  Programming costs.........................................      33,430          --
  Investment in subsidiaries................................       6,320       6,320
  Gain on sale of subsidiary stock..........................     (46,405)         --
  Gain on sale of broadcast station.........................     (16,743)         --
  Other.....................................................      76,218      17,068
                                                                --------    --------
     Total non-current deferred tax assets..................      44,181       6,878
     Less valuation allowance...............................      (3,899)     (3,337)
                                                                --------    --------
     Net non-current deferred tax assets....................    $ 40,282    $  3,541
                                                                ========    ========
Total deferred tax assets...................................    $ 23,013    $ 43,497
                                                                ========    ========

     The Company recognized income tax deductions related to the issuance of common stock pursuant to the exercise of stock options for which no compensation expense was recorded for accounting purposes. The related income tax benefits of $7.0 million, $3.4 million and $.8 million for the years ended December 31, 1998, 1997 and 1996, respectively, were recorded as increases to additional paid-in capital.

     At December 31, 1998 and 1997, the Company has net operating loss carryforwards ("NOL") for federal income tax purposes of $87 million and $133.3 million, respectively, which are available to offset future federal taxable income, if any, through 2012. The NOL's as of December 31, 1998, are pre-acquisition losses which are subject to certain tax loss limitations. Accordingly, the Company has established a valuation allowance for the pre-acquisition NOL's.

     The Company has Federal income tax returns under examination by the Internal Revenue Service. The Company has received proposed adjustments related to certain examinations. Management believes that the resolution of the proposed adjustments will not have a material adverse effect on the Company's consolidated financial statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE G -- COMMITMENTS AND CONTINGENCIES

     The Company leases satellite transponders, computers, warehouse and office space, as well as broadcast and production facilities, equipment and services used in connection with its operations under various operating leases and contracts, many of which contain escalation clauses.

     Future minimum payments under non-cancellable agreements are as follows:

YEARS ENDING DECEMBER 31,
-------------------------                                     (IN THOUSANDS)
1999......................................................       $ 59,641
2000......................................................         59,407
2001......................................................         55,955
2002......................................................         44,626
2003......................................................         19,744
Thereafter................................................         43,151
                                                                 --------
                                                                 $282,524
                                                                 ========

     Expenses charged to operations under these agreements were $58.7 million, $37.7 million and $2.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company is required to provide funding, from time to time, for the operations of its investments in joint ventures accounted for under the equity method.

NOTE H -- INVENTORIES

                                                      DECEMBER 31,              DECEMBER 31,
                                                          1998                      1997
                                                 ----------------------    ----------------------
                                                 CURRENT     NONCURRENT    CURRENT     NONCURRENT
                                                 --------    ----------    --------    ----------
                                                                  (IN THOUSANDS)
Film costs:
  Released, net of amortization..............    $ 98,082     $ 61,310
  In process and unreleased..................         138           --
Programming costs, net of amortization.......     156,789       90,518
Sales merchandise, net.......................     165,212           --     $151,100     $     --
Other........................................       1,349           --           --           --
                                                 --------     --------     --------     --------
     Total...................................    $421,570     $151,828     $151,100     $     --
                                                 ========     ========     ========     ========

     The Company estimates that approximately 90% of unamortized film costs at December 31, 1998 will be amortized within the next three years.

NOTE I -- STOCKHOLDERS' EQUITY

     Share numbers and prices reflect the Company's one-for-one stock dividend to holders of record as of the close of business on March 12, 1998.

DESCRIPTION OF COMMON STOCK AND CLASS B -- CONVERTIBLE COMMON STOCK

     Holders of USAi Common Stock have the right to elect 25% of the entire Board of Directors, rounded upward to the nearest whole number of directors. As to the election of the remaining directors, the holders of USAi Class B Common Stock are entitled to 10 votes for each USAi Class B Common Stock share, and the holders of the USAi Common Stock are entitled to one vote per share. There are no cumulative voting rights.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE I -- STOCKHOLDERS' EQUITY -- (CONTINUED)
     The holders of both classes of the Company's common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. In the event of the liquidation, dissolution or winding up of the Company, the holders of both classes of common stock are entitled to share ratably in all assets of the Company remaining after provision for payment of liabilities. USAi Class B Common Stock is convertible at the option of the holder into USAi Common Stock on a share-for-share basis. Upon conversion, the USAi Class B Common Stock will be retired and not subject to reissue.

NOTE RECEIVABLE FROM KEY EXECUTIVE FOR COMMON STOCK ISSUANCE

     In connection with Mr. Diller's employment in August 1995, the Company agreed to sell Mr. Diller 883,976 shares of USAi Common Stock ("Diller Shares") at $11.313 per share for cash and a non-recourse promissory note in the amount of $5.0 million, secured by approximately 530,000 shares of USAi Common Stock. The promissory note is due on the earlier of (i) the termination of Mr. Diller's employment, or (ii) September 5, 2007.

STOCKHOLDERS' AGREEMENT

     Mr. Diller, Chairman of the Board and Chief Executive Officer of the Company, through BDTV, INC., BDTV II, INC., BDTV III, INC., BDTV IV, INC., his own holdings and pursuant to the Stockholders Agreement, with Universal, Liberty, the Company and Seagram (the "Stockholders Agreement"), has the right to vote approximately 11% (14,401,217 shares) of USAi's outstanding common stock, and 100% (31,516,726 shares) of USAi's outstanding Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes per share with respect to matters on which Common and Class B stockholders vote as a single class. As a result, Mr. Diller controls 74.5% of the outstanding total voting power of the Company. Mr. Diller, subject to the Stockholders Agreement, is effectively able to control the outcome of nearly all matters submitted to a vote of the Company's stockholders. Liberty HSN holds substantially all of the economic interest in, and Mr. Diller holds all of the voting power in, the shares of USAi stock held by the BDTV entities listed above.

     In connection with option plans, convertible debt securities pending acquisitions and other matters, 244,184,256 shares of Common Stock were reserved.

NOTE J -- LITIGATION

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

NOTE K -- BENEFIT PLANS

     The Company offers various plans pursuant to Section 401(k) of the Internal Revenue Code covering substantially all full-time employees who are not party to collective bargaining agreements. The Company's share of the matching employer contributions is set at the discretion of the Board of Directors or the applicable committee thereof.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE L -- STOCK OPTION PLANS

     The following describes the stock option plans. Share numbers, prices and earnings per share reflect the Company's one-for-one stock dividend to holders of record at the close of business on March 12, 1998.

     The Company has outstanding options to employees or consultants of the Company under several plans (the "Plans") which provide for the grant of options to purchase the Company's common stock at not less than fair market value on the date of the grant. The options under the Plans vest ratably, generally over a range of three to five years from the date of grant and generally expire not more than 10 years from the date of grant. Four of the Plans have options available for future grants.

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

                                                        DECEMBER 31,
                                  --------------------------------------------------------
                                        1998                1997                1996
                                  ----------------    ----------------    ----------------
                                            PRICE               PRICE               PRICE
                                  SHARES    RANGE     SHARES    RANGE     SHARES    RANGE
                                  ------    ------    ------    ------    ------    ------
                                                   (SHARES IN THOUSANDS)
Outstanding at beginning of
  period......................    32,936    $1--74    22,872    $1--74     4,538    $1--16
  Granted or issued in
     connection with
     mergers..................     9,453    $12--29   11,580    $10--19   18,580    $4--74
  Exercised...................    (2,345)   $1--22      (968)   $1--16      (238)   $1--10
  Cancelled...................      (830)   $5--74      (548)   $5--74        (8)   $11--13
                                  ------              ------              ------
  Outstanding at end of
     period...................    39,214    $1--74    32,936    $1--74    22,872    $1--74
                                  ======              ======              ======
  Options exercisable.........    19,903    $1--74    10,840               6,650
                                  ======              ======              ======
  Available for grant.........     7,524              12,192               3,432
                                  ======              ======              ======

     The weighted average exercise prices during the year ended December 31, 1998, were $24.18, $10.92 and $23.58 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $24.11.

     The weighted average exercise prices during the year ended December 31, 1997, were $18.77, $7.40 and $14.69 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $11.81.

     The weighted average exercise prices during the year ended December 31, 1996, were $10.76, $4.56 and $12.09 for options granted, options exercised and options cancelled, respectively. The weighted average fair value of options granted during the year was $7.92.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE L -- STOCK OPTION PLANS -- (CONTINUED)

                                          OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                         ------------------------------------------------------   ----------------------------------
                                                 WEIGHTED           WEIGHTED                             WEIGHTED
                          OUTSTANDING AT     AVERAGE REMAINING      AVERAGE        EXERCISABLE AT        AVERAGE
RANGE OF EXERCISE PRICE  DECEMBER 31, 1998   CONTRACTUAL LIFE    EXERCISE PRICE   DECEMBER 31, 1998   EXERCISE PRICE
-----------------------  -----------------   -----------------   --------------   -----------------   --------------
                          (IN THOUSANDS)                                           (IN THOUSANDS)
$1.00 to $5.00.........          109                2.6              $ 2.94               109            $  2.94
$5.01 to $10.00........       13,161                6.9                9.43             9,597               9.42
$10.01 to $15.00.......        7,880                7.2               11.93             6,209              12.02
$15.01 to $20.00.......       12,545                8.5               18.63             3,866              18.05
$20.01 to $25.00.......        3,916                9.8               24.68                39              24.57
$25.01 to $30.00.......        1,547                9.2               25.80                27              25.71
Over $30.00............           56                3.2               42.94                56              42.94
                              ------                                                   ------
                              39,214                7.8               15.02            19,903              12.02
                              ======                                                   ======

     In connection with Mr. Diller's employment in August 1995, the Company granted Mr. Diller an option (the "Diller Option") to acquire 3,791,694 shares of common stock and recorded unearned compensation of $4.0 million. The unearned compensation resulted from the difference in the exercise price and fair market value of the common stock at the date of grant and is being amortized over the four year vesting period of the options.

     Pro forma information regarding net income and earnings per share is required by Statement 123. The information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rates of 5.0%, 5.5% and 6.4%, respectively; a dividend yield of zero; a volatility factor of .56, .71 and .60, respectively, based on the expected market price of USAi Common Stock based on historical trends; and a weighted-average expected life of the options of five years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                1998       1997        1996
                                                               -------    -------    --------
Pro forma net income (loss) (in thousands).................    $42,906    $(4,871)   $(21,225)
Pro forma basic earnings (loss) per share..................    $   .30    $  (.05)   $   (.98)
Pro forma diluted earnings (loss) per share................    $   .14    $  (.05)   $   (.98)

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE M -- STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31, 1998:

                                                              (IN THOUSANDS)
Acquisition of Networks and Studios USA
  Acquisition price.......................................     $ 4,115,531
  Less: Amount paid in cash...............................      (1,300,983)
                                                               -----------
  Total non-cash consideration............................     $ 2,814,548
                                                               ===========
Components of non-cash consideration:
  Deferred purchase price liability.......................     $   300,000
  Issuance of Common Shares and Class B Shares............         277,898
  Issuance of USANi LLC Shares............................       2,236,650
                                                               -----------
                                                               $ 2,814,548
                                                               ===========
Exchange of Minority Interest in USANi LLC for Deferred
  Purchase Price Liability, including interest............     $   304,636

     As of March 1, 1998 the 5 7/8% Convertible Subordinated Debentures were converted to 7,499,022 shares of Common Stock.

     In connection with the Universal Transaction, the Company issued 1,178,322 shares of Class B Common Stock to Liberty, which represented the remaining contingently issuable shares in connection with the Home Shopping Merger.

     During the year ended December 31, 1998, the Company acquired computer equipment through a capital lease totaling $15.5 million.

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

     On December 30, 1998, the Company acquired from Universal an entity which owned 1,705,654 Class B LLC shares in exchange for issuing to Universal 335,000 shares of Class B Common Stock and 1,370,654 shares of Common Stock. The transaction resulted in the Class B LLC shares being converted into Class A LLC shares with a corresponding reduction in minority interest.

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996:

     During July 1997, the Company acquired a controlling interest in Ticketmaster by issuing Common Stock as discussed in Note C.

     In connection with the Ticketmaster Acquisition, the Company issued 4,005,182 shares of Class B Common Stock in accordance with Liberty's contingent right to receive such shares as part of the Home Shopping Merger in 1996.

     During December 1996, the Company acquired Savoy and Home Shopping by issuing stock as discussed in Note C.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE M -- STATEMENTS OF CASH FLOWS -- (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                         YEARS ENDED
                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                 1998       1997       1996
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
CASH PAID DURING THE PERIOD FOR:
  Interest..................................................    $78,873    $26,798    $ 8,939
  Income tax payments.......................................     31,366     21,453        458
  Income tax refund.........................................        666      5,822         --

NOTE N -- RELATED PARTY TRANSACTIONS

     As of December 31, 1998, the Company was involved in several agreements with related parties as follows:

     The Company has a secured, non-recourse note receivable of $5.0 million from its Chairman and Chief Executive Officer. See Note I.

     The Company entered into a lease agreement with an entity owned by the Chairman of the Board and Chief Executive Officer of the Company providing for the use of an aircraft for corporate purposes. The lease has a five-year term and is terminable by either party on thirty days' notice. In 1998 and 1997, the Company paid a total of $2.0 million and $2.7 million, respectively, related to the use of the aircraft.

     Universal provides certain support services to the Company under a Transition Services agreement entered into in connection with the Universal Transaction. For these services, which include use of pre-production, production and post-production facilities, information technology services, physical distribution, contract administration, legal services and office space, Universal charged the Company $15.0 million for the year ended December 31, 1998, of which $8.5 million was capitalized to production costs.

     Universal and the Company entered into an International Television Distribution Agreement under which the Company pays to Universal a distribution fee of 10% on all programming owned or controlled by the Company distributed outside of the United States. For the year ended December 31, 1998, the fee totaled $1.3 million.

     In addition, the Company and Universal entered into a Domestic Television Distribution Agreement under which the Company distributes in the United States certain of Universal's television programming. For the year ended December 31, 1998, Universal paid the Company $1.5 million.

     Prior to the Home Shopping Merger, as discussed in Note C, the Company had affiliation agreements with Home Shopping for which the Company recorded revenue of $43.1 million for the year ended December 31, 1996. As a result of the Home Shopping Merger, these revenues are eliminated in consolidation for periods subsequent to the Home Shopping Merger.


     In the normal course of business, Home Shopping Network and Networks enter into agreements with the operators of cable television systems and operators of broadcast television stations for the carriage of Home Shopping, USA Network and The Sci-Fi Channel programming. Home Shopping Network and Networks have entered into agreements with a number of cable operators that are affiliates of TCI. The long-term contracts for Home Shopping Network provide for a minimum subscriber guarantee and incentive payments based on the number of subscribers. Cash paid by Home Shopping Network to TCI and certain of its affiliates under these contracts for cable commissions and advertising was $9.5 million, $9.6 million, and $.8 million for calendar years 1998, 1997 and the 11 days in 1996 subsequent to the Home Shopping Merger, respectively.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE N -- RELATED PARTY TRANSACTIONS -- (CONTINUED)
The long-term contracts for Networks provide for subscriber fee payments to Networks. For the year ended December 31, 1998, TCI paid $62.2 million to Networks under these agreements.

     Under the USANi LLC Operating Agreement, USANi LLC is obligated to make a distribution to each of the LLC members in an amount equal to each member's share of USANi LLC's taxable income at a specified tax rate. The first such payment is scheduled to be made on March 1, 1999 covering the year ended December 31, 1998.

NOTE O -- QUARTERLY RESULTS (UNAUDITED)

                                                QUARTER          QUARTER       QUARTER      QUARTER
                                                 ENDED            ENDED         ENDED        ENDED
                                              DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                              ------------    -------------    --------    ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1998
Net revenues..............................      $767,118        $640,514       $703,393    $523,111
Operating profit..........................        57,969          50,002         75,475      34,770
Net earnings (loss)(a)....................        50,832          (4,849)        (3,040)     33,931
Basic earnings (loss) per common
  share(b)................................           .33            (.03)          (.02)        .28
Diluted earnings per common share(b)......           .22            (.03)          (.02)        .17
YEAR ENDED DECEMBER 31, 1997
Net revenues..............................      $390,257        $326,256       $265,685    $279,551
Operating profit..........................        27,695          22,685         20,730      23,409
Net earnings..............................         3,303           3,516          2,472       3,770
Basic earnings per common share(b)........           .03             .03            .03         .04
Diluted earnings per common share(b)......           .03             .03            .02         .04

---------------
(a) In the first quarter of 1998, the Company recorded a pre-tax gain of $74.9 million on the sale of a broadcast station. In the second quarter of 1998, the Company recorded a pre-tax gain of $9.2 million on the sale of SF Broadcasting. In the fourth quarter of 1998, the Company recorded pre-tax gains totaling $109.0 million related to the CitySearch Transaction.

(b) Per common shares amounts for the quarters do not add to the annual amount because of differences in the average common shares outstanding during each period.

NOTE P -- INDUSTRY SEGMENTS

     For the year ended December 31, 1996, net revenue from a significant customer, Home Shopping, accounted for 57.3% of the Company's net revenue. As a result of the Mergers described in Note C, Home Shopping became a subsidiary of the Company and such revenues are eliminated in consolidation.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE P -- INDUSTRY SEGMENTS -- (CONTINUED)

     For the year ended December 31, 1998, the Company operated principally in five industry segments; Networks and television production, electronic retailing, ticketing operations, internet services and broadcasting. Networks and television production consists of the cable networks USA Network and The Sci-Fi Channel and Studios USA, which produces and distributes television programming. The electronic retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The ticketing operations segment provides automated ticketing services primarily in the United States. The broadcasting segment includes the operations of 12 broadcast television stations which principally transmit Home Shopping Network programming. Through July 17, 1998, the broadcasting segment included the operations of SF Broadcasting, the owner of network-affiliated television stations. Internet services represents the Company's on-line retailing networks business and local city guide business.



                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
                                                                     (IN THOUSANDS)
Revenue
  Networks and television production.................    $1,085,685    $       --    $       --
  Electronic retailing...............................     1,098,634     1,024,203        30,588
  Ticketing operations...............................       386,555       156,378            --
  Internet services..................................        26,645        12,857            --
  Broadcasting.......................................        27,966        54,138        43,359
  Other..............................................         8,651        14,173         1,225
                                                         ----------    ----------    ----------
                                                         $2,634,136    $1,261,749    $   75,172
                                                         ==========    ==========    ==========
Operating profit (loss)
  Networks and television production.................    $  190,191    $       --    $       --
  Electronic retailing...............................       100,721       108,676          (522)
  Ticketing operations...............................        14,307        12,241            --
  Internet services..................................       (33,025)       (9,851)           --
  Broadcasting.......................................       (30,329)       (8,997)        4,175
  Other..............................................       (23,649)       (7,550)          (41)
                                                         ----------    ----------    ----------
                                                         $  218,216    $   94,519    $    3,612
                                                         ==========    ==========    ==========
Assets
  Networks and television production.................    $5,030,762    $       --    $       --
  Electronic retailing...............................     1,737,275     1,657,312     1,626,541
  Ticketing operations...............................     1,008,808       518,273            --
  Internet services..................................       279,166         6,197         2,277
  Broadcasting.......................................       147,876       367,052       355,926
  Other..............................................       123,215       121,962       131,488
                                                         ----------    ----------    ----------
                                                         $8,327,102    $2,670,796    $ 2,116,23
                                                         ==========    ==========    ==========

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE P -- INDUSTRY SEGMENTS -- (CONTINUED)

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
                                                                     (IN THOUSANDS)
                                                         ==========    ==========    ==========
Depreciation and amortization
  Networks and television production.................    $   99,225    $       --    $       --
  Electronic retailing...............................        72,836        63,249         1,871
  Ticketing operations...............................        47,077        13,180            --
  Internet services..................................        10,146         1,903            --
  Broadcasting.......................................         9,110        15,838        13,187
  Other..............................................         7,753         2,854           428
                                                         ----------    ----------    ----------
                                                         $  246,147    $   97,024    $   15,486
                                                         ==========    ==========    ==========
Capital expenditures
  Networks and television production.................    $    5,616    $       --    $       --
  Electronic retailing...............................        42,505        25,687           447
  Ticketing operations...............................        18,476         7,788            --
  Internet services..................................         3,825         2,125            --
  Broadcasting.......................................        15,574         8,262           696
  Other..............................................           996         2,007            --
                                                         ----------    ----------    ----------
                                                         $   86,992    $   45,869    $    1,143
                                                         ==========    ==========    ==========

     The Company operates principally within the United States. In 1997 and 1998, broadcasting revenue was principally derived from the SF Broadcasting stations. Prior to 1997, broadcasting revenue was principally derived from the broadcasting of Home Shopping programming.

NOTE Q -- FINANCIAL INSTRUMENTS

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

                                                   DECEMBER 31, 1998       DECEMBER 31, 1997
                                                  --------------------    --------------------
                                                  CARRYING      FAIR      CARRYING      FAIR
                                                   AMOUNT      VALUE       AMOUNT      VALUE
                                                  --------    --------    --------    --------
                                                                 (IN THOUSANDS)
Cash and cash equivalents.....................    $445,356    $445,356    $116,036    $116,036
Long-term investments.........................      10,353      10,353          --          --
Long-term obligations.........................    (812,221)   (812,221)   (461,264)   (461,264)

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE R -- SAVOY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

     The Company has not prepared separate financial statements and other disclosures concerning Savoy because management has determined that such information is not material to holders of the Savoy Debentures, all of which have been assumed by the Company as a joint and several obligor. The information presented is reflected at Savoy's historical cost basis.

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1998         1997         1996
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
Net sales.............................................    $  34,383    $  67,107    $ 117,951
Cost of sales.........................................       31,465       65,200      254,009
Operating income (loss)...............................        2,918        1,907     (136,058)
Net income (loss).....................................       36,256       (5,972)    (156,074)

SUMMARY CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
                                                                   (IN THOUSANDS)
Current assets..............................................    $ 24,115    $ 31,898
Non-current assets..........................................     132,937     289,381
Current liabilities.........................................      12,596      32,836
Non-current liabilities.....................................      52,532     110,470
Minority interest...........................................          --     119,427

     For the year ended December 31, 1998, net income includes an after-tax gain of $36.3 million for the sale of the SF Broadcasting television stations. This gain has been eliminated in the consolidation of the Company's financial statements due to the fair value adjustments recorded in connection with the Savoy Merger. Amounts include the operations of SF Broadcasting through July 16, 1998 the date on which the Company sold the SF Broadcasting television stations -- See Note T.

NOTE S -- PROGRAM RIGHTS AND FILM COSTS

     As of December 31, 1998, the liability for program rights, representing future payments to be made under program contract agreements amounted to $540.2 million. Annual payments required are $173.1 million in 1999, $112.9 million in 2000, $79.1 million in 2001, $62.9 million in 2002, $49.5 million in 2003 and
$62.7 million in 2004 and thereafter. Amounts representing interest are $70.2 million and the present value of future payments is $470.0 million.

     As of December 31, 1998, the liability for film costs amounted to $124.5 million. Annual payments are $51.0 million in 1999 and $73.5 million in 2000.

     Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of December 31, 1998, the unrecorded commitments amounted to $730.2 million. Annual commitments are $99.0 million in 1999, $136.2 million in 2000, $146.7 million in 2001, $126.6 million in 2002, $27.7 million in 2003 and $194.0 million in 2004 and thereafter.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE T -- BROADCAST STATION TRANSACTIONS

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

NOTE U -- EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of Basic and Diluted EPS. All share numbers have been adjusted to reflect the Company's one-for-one stock dividend to holders of record as of the close of business on March 12, 1998:

                                                                    YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1998          1997          1996
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net earnings (loss)......................................     $ 76,874      $ 13,061      $ (6,539)
Elimination of minority interest.........................       50,841            --            --
                                                              --------      --------      --------
Numerator for diluted earnings per share.................     $127,715      $ 13,061        (6,539)
                                                              ========      ========      ========
Denominator:
Denominator for basic earnings per share -- weighted
  average shares.........................................      143,073       104,780        21,572
  Effect of dilutive securities:
     Stock options.......................................       15,507         7,464            --
     LLC shares exchangeable into Common Stock...........      138,432            --            --
                                                              --------      --------      --------
Diluted weighted average shares..........................      297,012       112,244        21,572
                                                              ========      ========      ========
Basic earnings (loss) per share..........................     $    .54      $    .12      $   (.30)
                                                              ========      ========      ========
Diluted earnings (loss) per share........................     $    .43      $    .12      $   (.30)
                                                              ========      ========      ========

     The effect of the convertible debentures is excluded from the computation of Diluted EPS for all periods presented above as their effect is antidilutive.

NOTE V -- SUBSEQUENT EVENTS (UNAUDITED)

     On February 8, 1999, the Company entered into a Contribution Agreement (the "Contribution Agreement") and an Agreement and Plan of Reorganization among Lycos, Inc. ("Lycos"), TMCS and USA/Lycos Interactive Networks, Inc. ("USAL"), a newly formed entity controlled by the Company. Pursuant to the two agreements, Lycos will be merged into USAL in exchange for 30% of USAL's common stock, TMCS will be merged into USAL in exchange for 8.5% of USAL's common stock and the Company

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE V -- SUBSEQUENT EVENTS (UNAUDITED) -- (CONTINUED)

will contribute the assets of Home Shopping Network, Internet Shopping Network and Ticketmaster, including Ticketmaster's ownership stake in TMCS (Home Shopping Network, Internet Shopping Network and Ticketmaster being referred to as the "Contributed Businesses") in exchange for 61.5% of USAL's common stock. In addition to the common shares, each party (except for holders of TMCS Class A Common Stock) will receive shares of convertible preferred stock of USAL. The preferred stock is convertible into common stock of USAL at the 39-month anniversary of the closing of the transaction based on a weighted average of the total fair market value of USAL, beginning at $25 billion and capping at $45 billion. At the low end of the range, the preferred stock would convert into no shares of common stock of USAL. At the high end of the range, upon full conversion, the Lycos shareholders would own 35%, the TMCS shareholders would own 8.65% and USAi would own 56.35%. At closing, USAi would own approximately 96% of the voting stock, since its share holdings will be in high vote stock.



     USAi will contribute the Contributed Businesses to USAL at their historical book basis since USAi will control USAL subsequent to the transaction. The acquisition of Lycos and the remaining interest of TMCS will be accounted for under the purchase method of accounting. Preliminarily, USAi has estimated it will record a pre-tax gain on the transaction of approximately $1.0 billion, which represents the exchange of 38.5% of the Contributed Businesses with a carrying value of $.8 billion for 61.5% of Lycos which has a fair value of $3.5 billion. The gross gain of $2.7 billion will be partially offset by the minority interest to Universal and Liberty resulting in a pre-tax gain of $1.0 billion.


     The parties have also entered into option agreements, which under certain circumstances provide USAi and TMCS with the right to acquire, in the aggregate, up to 19.9% of the outstanding Lycos common stock.

     The transaction is subject to various approvals, including a vote of the Lycos shareholders and is expected to close in June 1999.

     The Contribution Agreement requires USAi to contribute the Contributed Businesses to USAL free of any guarantees, liens or security interests. A substantial number of entities holding the Contributed Businesses are guarantors of the Senior Notes and of obligations under the New Facility. The Company expects to reach agreement with the lenders under the New Facility to release guarantees of the Contributed Businesses to the extent necessary to allow USAi to comply with the Contribution Agreement. The obligations of a guarantor of the Senior Notes automatically terminate if the obligations of the same guarantor terminate under the New Facility.

NOTE W -- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL
INFORMATION

     On November 23, 1998, the Company completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes" or "Notes Offering"). Interest is payable on the Notes on May 15 and November 15 of each year, commencing May 15, 1999.

     The Company is a holding company that has no operating assets or operations. Certain of the Company's indirectly owned subsidiaries are held by Home Shopping through USANi LLC. USANi LLC is a co-obligor of the Notes and Home Shopping is a guarantor. Substantially all of the significant subsidiaries of Home Shopping, USANi LLC and substantially all of the significant wholly owned subsidiaries of the Company (principally subsidiaries engaged in the broadcasting and ticketing operations) have jointly and severally guaranteed the Company's and USANi LLC's indebtedness (the "Guarantors") under the Notes. Certain subsidiaries of the Company, Home Shopping and USANi LLC (the "Non-Guarantor Subsidiaries") do not guarantee such indebtedness.


     Except for Home Shopping which is not wholly owned, full financial statements of the Guarantors have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE W -- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION -- (CONTINUED) liable with respect to the Notes. Management does not believe that the information contained in separate full financial statements of wholly owned Guarantors would be material to investors.

     The following are summarized statements setting forth certain financial information concerning the Guarantor and Non-Guarantor Subsidiaries as of and for the year ended December 31, 1998 (in thousands).

                                                        NON-GUARANTOR                      USAI
                                USAI      GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                             ----------   -----------   -------------   ------------   ------------
Current assets...........    $    1,791   $   991,106    $   274,641    $         --   $ 1,267,538
Property and equipment
  net....................            --       198,798         56,632              --       255,430
Goodwill and other
  intangible assets,
  net....................        77,883     5,865,824        398,939              --     6,342,646
Investment in
  subsidiaries...........     2,591,170            --             --      (2,591,170)           --
Other assets.............            --       281,379        180,109              --       461,488
                             ----------   -----------    -----------    ------------   -----------
  Total assets...........    $2,670,844   $ 7,337,107    $   910,321    $ (2,591,170)  $ 8,327,102
                             ==========   ===========    ===========    ============   ===========
Current liabilities......    $       --   $   602,870    $   259,909    $         --   $   862,779
Long-term debt, less
  current portion........            --       732,307         43,376              --       775,683
Other liabilities........        99,439       355,484         28,715              --       483,638
Minority interest........            --     3,519,476        114,121              --     3,633,597
Interdivisional equity...            --     2,126,970        464,200       2,591,170            --
Stockholders' equity.....     2,571,405            --             --              --     2,571,405
                             ----------   -----------    -----------    ------------   -----------
  Total liabilities and
     shareholders'
     equity..............    $2,670,844   $ 7,337,107    $   910,321    $ (2,591,170)  $ 8,327,102
                             ==========   ===========    ===========    ============   ===========
Revenue..................    $       --   $ 2,176,554    $   457,582              --   $ 2,634,136
Operating expenses.......        (8,822)   (1,974,742)      (432,356)             --    (2,415,920)
Interest expense, net....        (7,121)      (82,793)       (15,164)             --      (105,078)
Gain on disposition of
  broadcast stations.....            --        74,940          9,247              --        84,187
Gain on sale of
  subsidiary stock.......            --       108,967             --              --       108,967
Other income (expense),
  net....................       115,719       (20,162)         1,116        (119,151)      (22,478)
Provision for income
  taxes..................       (22,902)      (94,534)       (10,209)             --      (127,645)
Minority interest........            --       (90,093)        10,798              --       (79,295)
                             ----------   -----------    -----------    ------------   -----------
Net (loss) income........    $   76,874   $    98,137    $    21,014    $   (119,151)  $    76,874
                             ==========   ===========    ===========    ============   ===========
Cash flows from
  operations.............    $  (30,787)  $   289,010    $   (31,467)   $         --   $   226,756
Cash flows used in
  investing activities...       (47,382)   (1,438,555)       292,348              --    (1,193,589)
Cash flows from financing
  activities.............        78,127     1,388,918       (169,391)             --     1,297,654
Effect of exchange
  rate...................            --            --         (1,501)             --        (1,501)
Cash at the beginning of
  the period.............            42        14,093        101,901              --       116,036
                             ----------   -----------    -----------    ------------   -----------
Cash at the end of the
  period.................    $       --   $   253,466    $   191,890    $         --   $   445,356
                             ==========   ===========    ===========    ============   ===========

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE W -- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL
INFORMATION -- (CONTINUED)
     The following are summarized statements setting forth certain financial information concerning the Guarantors and Non-Guarantor Subsidiaries as of and for the year ended December 31. 1997.

                                                       NON-GUARANTOR                        USAI
                              USAI       GUARANTORS    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                           ----------    ----------    -------------    ------------    ------------
Current assets.........    $    2,869    $  265,930      $ 151,883      $        --     $   420,682
Property and equipment
  net..................         2,306       117,159         60,656               --         180,121
Goodwill and other
  intangible assets,
  net..................        56,641     1,424,257        381,230               --       1,862,128
Investment in
  subsidiaries.........     1,352,952            --             --       (1,352,952)             --
Other assets...........        21,699       151,948         34,218               --         207,865
                           ----------    ----------      ---------      -----------     -----------
  Total assets.........    $1,436,467    $1,959,294      $ 627,987      $(1,352,952)    $ 2,670,796
                           ==========    ==========      =========      ===========     ===========
Current liabilities....    $   (3,935)   $  216,143      $ 147,533      $        --     $   359,741
Long-term debt, less
  current portion......            --       229,546        218,800               --         448,346
Other liabilities......        (6,952)       43,346          6,738               --          43,132
Minority interest......            --       270,455        101,768               --         372,223
Interdivisional
  equity...............            --     1,199,804        153,148       (1,352,952)             --
Stockholders' equity...     1,447,354            --             --               --       1,447,354
                           ----------    ----------      ---------      -----------     -----------
  Total liabilities and
     shareholders'
     equity............    $1,436,467    $1,959,294      $ 627,987      $(1,352,952)    $ 2,670,796
                           ==========    ==========      =========      ===========     ===========
Revenue................    $       --    $1,032,513      $ 229,236      $        --     $ 1,261,749
Operating expenses.....        (8,338)     (948,385)      (210,507)              --      (1,167,230)
Interest expense,
  net..................          (129)      (11,260)       (14,877)              --         (26,266)
Other income (expense),
  net..................        62,579       (11,825)           439          (62,945)        (11,752)
Provision for income
  taxes................       (41,051)           --             --               --         (41,051)
Minority interest......            --        (2,994)           605               --          (2,389)
                           ----------    ----------      ---------      -----------     -----------
Net (loss) income......    $   13,061    $   58,049      $   4,896      $   (62,945)    $    13,061
                           ==========    ==========      =========      ===========     ===========
Cash flows from
  operations...........    $   (8,338)   $   31,058      $  24,953      $        --     $    47,673
Cash flows used in
  investing
  activities...........       (30,064)      (52,000)          (229)              --         (82,293)
Cash flows from
  financing
  activities...........        38,444        15,461         54,145               --         108,050
Cash at the beginning
  of the period........            --        19,574         23,032               --          42,606
                           ----------    ----------      ---------      -----------     -----------
Cash at the end of the
  period...............    $       42    $   14,093      $ 101,901      $        --     $   116,036
                           ==========    ==========      =========      ===========     ===========

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE W -- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)
     The following are summarized statements setting forth certain financial information concerning the Guarantors and Non-Guarantor Subsidiaries for the year ended December 31, 1996 (in thousands).

                                                          NON-GUARANTOR                        USAI
                                  USAI      GUARANTORS    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                 -------    ----------    -------------    ------------    ------------
Revenue......................    $    --     $ 72,434       $  2,738          $   --         $ 75,172
Operating expenses...........         --      (68,021)        (3,539)             --          (71,560)
Interest expense, net........         --       (9,024)           421              --           (8,603)
Other income (expense),
  net........................     (4,667)          (5)            49           4,667               44
Provision for income taxes...     (1,872)          --             --              --           (1,872)
Minority interest............         --          165            115              --              280
                                 -------     --------       --------          ------         --------
Net (loss) income............    $(6,539)    $ (4,451)      $   (216)         $4,667         $ (6,539)
                                 =======     ========       ========          ======         ========
Cash flows from operations...    $(1,872)    $ 19,480       $ (5,640)             --         $ 11,968
Cash flows used in investing
  activities.................         --       12,462        (15,084)             --           (2,622)
Cash flows from financing
  activities.................      1,872      (14,031)        26,279              --           14,120
Cash at the beginning of the
  period.....................         --        1,663         17,477              --           19,140
                                 -------     --------       --------          ------         --------
Cash at the end of the
  period.....................    $    --     $ 19,574       $ 23,032          $   --         $ 42,606
                                 =======     ========       ========          ======         ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS


     The following table presents the name, age and position of individuals who serve as directors and executive officers of USAi and USANi LLC, as indicated. All biographical information is as of February 26, 1999. Except as otherwise indicated, each individual who serves as a director or executive officer of USAi also serves in the same capacity at USANi LLC. Each director will hold office until the next annual meeting of stockholders or until his successor has been elected and qualified or until his earlier death, resignation or removal. Officers of USAi and USANi LLC are appointed by the Boards of Directors of USAi and USANi LLC and serve at the discretion of the Boards.



NAME                                        AGE    POSITION
----                                        ---    --------
Barry Diller(1)...........................  57     Director, Chairman of the Board and Chief
                                                   Executive Officer
Michael P. Durney.........................  36     Vice President and Controller
Victor A. Kaufman(1)......................  55     Director, Office of the Chairman and Chief
                                                   Financial Officer
D. Stephen Goodin.........................  31     Vice President and Assistant to the
                                                   Chairman
Dara Khosrowshahi.........................  28     Vice President, Strategic Planning
Thomas J. Kuhn............................  36     Senior Vice President, General Counsel and
                                                   Secretary
Paul G. Allen(5)..........................  45     Director
Robert R. Bennett(2)......................  40     Director
Edgar J. Bronfman, Jr.(1).................  42     Director
Donald R. Keough(3)(4)....................  72     Director
John C. Malone(2).........................  58     Director
Robert W. Matschullat.....................  51     Director
Samuel Minzberg...........................  49     Director
William D. Savoy(3)(4)(5).................  34     Director
H. Norman Schwarzkopf(3)..................  64     Director


---------------

(1) Member of the Executive Committee.

(2) Director of USANi LLC only.

(3) Member of the Audit Committee.

(4) Member of the Compensation/Benefits Committee.

(5) Member of the Performance-Based Compensation Committee.

     Paul G. Allen has been a director of USAi and of USANi LLC since July 1997 and February 1998, respectively. Mr. Allen has been a private investor for more than five years, with interests in a wide variety of companies, many of which focus on multimedia digital communications such as Interval Research Corporation, of which Mr. Allen is the controlling shareholder and a director. In addition, Mr. Allen is the Chairman of the Board of Trail Blazers Inc. of the National Basketball Association and is the owner of the Seattle Seahawks of the National Football League. Mr. Allen currently serves as a director of Microsoft Corporation and also serves as a director of various private corporations.

     Robert R. Bennett has been a director of USANi LLC since February 1998. He is President and Chief Executive Officer of Liberty, the programming arm of TCI, and Executive Vice President of TCI. Mr. Bennett has been with Liberty since its inception in 1990, serving as its principal financial officer and in various other officer capacities. Prior to the creation of Liberty, he was Vice President and Director of Finance at TCI, where he was employed since 1987. Before joining TCI, Mr. Bennett was with The Bank of New York in its Communications Entertainment and Publishing Division. Mr. Bennett is a director of Black

Entertainment Television, Inc., United Video Satellite Group, Inc., TCI Music, Inc. and Discovery Communications, Inc.

     Edgar J. Bronfman, Jr. has been a director of USAi and of USANi LLC since February 1998. He has been President and Chief Executive Officer of Seagram since June 1994. Previously, he was President and Chief Operating Officer of Seagram. Mr. Bronfman is a director of Seagram and a member of the Boards of The Wharton School of the University of Pennsylvania, New York University Medical Center, the Teamwork Foundation and WNET/13. Mr. Bronfman is also Chairman of the Board of Governors of The Joseph H. Lauder Institute of Management & International Studies at the University of Pennsylvania.

     Barry Diller has been a director and the Chairman of the Board and Chief Executive Officer of USAi and of USANi LLC since August 1995 and February 1998, respectively. He was Chairman of the Board and Chief Executive Officer of QVC, Inc. from December 1992 through December 1994. From 1984 to 1992, Mr. Diller served as the Chairman of the Board and Chief Executive Officer of Fox, Inc. Prior to joining Fox, Inc., Mr. Diller served for ten years as Chairman of the Board and Chief Executive Officer of Paramount Pictures Corporation. Mr. Diller is a director and member of the Executive Committee of Seagram, and serves as a director of Ticketmaster Online-CitySearch. He also serves on the Board of the Museum of Television and Radio and is a member of the Board of Councilors for the University of Southern California's School of Cinema-Television and is a member of the Board of Directors of 13/WNET. Mr. Diller also serves on the Board of Directors for AIDS Project Los Angeles, the Executive Board for the Medical Sciences of University of California, Los Angeles and the Board of the Children's Advocacy Center of Manhattan.

     Michael P. Durney has been Vice President and Controller of USAi and of USANi LLC since March 1998. Prior to joining USAi, from 1996 to 1998, he was the Chief Financial Officer of Newport Media, Inc., and from 1994 to 1996 he was Executive Vice President of Finance of Hallmark Entertainment, Inc. From 1989 to 1994, he was Vice President, Controller of Univision Television Group, Inc.

     Stephen Goodin has been Vice President and Assistant to the Chairman of USAi and of USANi LLC since March 1998. Prior to joining USAi, he served as Special Advisor to President William J. Clinton's Chief of Staff and as the President's Aide for three years from October 1994 to December 1997. Prior to his employment with the Office of the President, Mr. Goodin was the Director of Operations-Finance at the Democratic National Committee from January 1993 to October 1994.

     Victor A. Kaufman has been a director of USAi and of USANi LLC since December 1996 and February 1998, respectively. Mr. Kaufman has served in the Office of the Chairman for USAi since January 27, 1997, and as Chief Financial Officer since November 1, 1997. Prior to that time, he served as Chairman and Chief Executive Officer of Savoy since March 1992 and as a director of Savoy since February 1992. Mr. Kaufman was the founding Chairman and Chief Executive Officer of Tri-Star Pictures, Inc. from 1983 until December 1987, at which time he became President and Chief Executive Officer of Tri-Star's successor company, Columbia Pictures Entertainment, Inc. He resigned from these positions at the end of 1989 following the acquisition of Columbia by Sony USA, Inc. Mr. Kaufman joined Columbia in 1974 and served in a variety of senior positions at Columbia and its affiliates prior to the founding of Tri-Star. Mr. Kaufman also serves as a director of Ticketmaster-Online CitySearch.

     Donald R. Keough has been a director of USAi and of USANi LLC since September 1998. He is chairman of the board of Allen & Company Incorporated, a New York investment banking firm. He was elected to that position on April 15, 1993. Mr. Keough retired as president, chief operating officer and a director of The Coca-Cola Company in April 1993 and at that time, he was appointed advisor to the board. Mr. Keough serves as a director on the boards of H. J. Heinz Company, The Washington Post Company, The Home Depot, McDonald's Corporation and is chairman of Excalibur Corporation. He is immediate past chairman of the board of trustees of the University of Notre Dame and a trustee of several other educational institutions. He also serves on the boards of a number of national charitable and civic organizations.

     Dara Khosrowshahi has been Vice President, Strategic Planning of USAi and of USANi LLC since March 1998. Prior to joining USAi, from 1991 to 1998, he worked at Allen & Company Incorporated where he served as a Vice President from 1995 to 1998 and as Director from 1996 to 1998.

     Thomas J. Kuhn has been Senior Vice President, General Counsel and Secretary of USAi and of USANi LLC since February 1998. Prior to joining USAi, from 1996 to 1998, he was a partner in the New York City law firm of Howard, Smith & Levin LLP. From 1989 until 1996, Mr. Kuhn was associated with the law firm of Wachtell, Lipton, Rosen & Katz in New York City.

     John C. Malone has been a director of USANi LLC since September 1998. He has been President and CEO of TCI since April 1973, and has served as Chairman of Tele-Communications, Inc. since November, 1996. He is also a director of The Bank of New York, BET Holdings, At Home Corporation, Cablevision Systems Corporation, Lenfest Communications, and TCI Satellite.

     Robert W. Matschullat has been a director of USAi and of USANi LLC since February 1998. He has been Vice Chairman and Chief Financial Officer of Seagram since October 1995. Previously, he was Managing Director and Head of Worldwide Investment Banking for Morgan Stanley & Co., Inc. and a director of Morgan Stanley Group, Inc., investment bankers. Mr. Matschullat is a director of Seagram and Transamerica Corporation.

     Samuel Minzberg has been a director of USAi and of USANi LLC since February 1998. He has been President and Chief Executive Officer of Claridge Inc., a management company, since January 1, 1998. Previously, he was Chairman of and a partner in the Montreal office of Goodman, Phillips and Vineberg, attorneys at law, of which he is currently of counsel. Mr. Minzberg is a director of Seagram and Koor Industries, Limited.

     William D. Savoy has been a director of USAi and of USANi LLC since July 1997 and February 1998, respectively. Currently, Mr. Savoy serves as President of Vulcan Northwest Inc., managing the personal finances of Paul Allen, and Vice President of Vulcan Ventures Inc., a venture capital fund wholly-owned by Paul Allen. From 1987 until November 1990, Mr. Savoy was employed by Layered, Inc. and became its President in 1988. Mr. Savoy serves on the Advisory Board of DreamWorks SKG and also serves as director of Ticketmaster Online-CitySearch, Harbinger Corporation, Metricom, Inc., Telescan, Inc., and U.S. Satellite Broadcasting Co, Inc.

     Gen. H. Norman Schwarzkopf has been a director of USAi and USANi LLC since December 1996 and February 1998, respectively. He previously had served as a director of Home Shopping Network since May 1996. Since his retirement from the military in August 1991, Gen. Schwarzkopf has been an author and a participant in several television specials and recently worked with NBC on additional television programs. From August 1990 to August 1991, he served as Commander-in-Chief, United States Central Command and Commander of Operations, Desert Shield and Desert Storm. General Schwarzkopf had 35 years of service with the military. He is also on the Nature Conservancy's President's Conservation Council, Chairman of the Starbright Capital Campaign, co-founder of the Boggy Creek Gang, a member of the University of Richmond Board of Trustees, and serves on the Boards of Directors of Borg Warner Security Corporation, Remington Arms Company, Kuhlman Corporation and Cap CURE, Association for the Cure of Cancer of the Prostate.

RECENT DEVELOPMENTS

     On February 18, 1999, USAi announced that Barry Baker would become the President and Chief Operating Officer of USAi and USANi LLC. Mr. Baker is also expected to be appointed a director of USAi and USANi LLC at the next scheduled meeting of the Boards of Directors of USAi and USANi LLC. Mr. Baker was Executive Vice President of Sinclair Broadcast Group, Inc. and served as Chief Executive Officer designate and as a director of Sinclair Communications, Inc. from June 1996 through February 1999. From 1989 through May 1996, he was also Chief Executive Officer of River City Broadcasting, L.P., which was acquired by Sinclair Broadcasting.

BOARD COMMITTEES

EXECUTIVE COMMITTEE

     The Executive Committee of the Boards of Directors of USAi and USANi LLC, consisting of Messrs. Bronfman, Diller and Kaufman, has all the power and authority of the Boards of Directors of USAi and USANi LLC, except those powers specifically reserved to the Boards by Delaware law or USAi's and USANi LLC's respective organizational documents.

AUDIT COMMITTEE

     The Audit Committee of the Boards of Directors of USAi and USANi LLC, currently consisting of Messrs. Keough and Savoy and Gen. Schwarzkopf, is authorized to (1) recommend to the Boards of Directors independent certified public accounting firms for selection as auditors of USAi and USANi LLC; (2) make recommendations to the Boards of Directors on auditing matters; (3) examine and make recommendations to the Boards of Directors concerning the scope of audits; and (4) review and approve the terms of transactions between or among USAi and USANi LLC and related parties. None of the members of the Audit Committee is an employee of USAi and USANi LLC.

COMPENSATION/BENEFITS COMMITTEE

     The Compensation/Benefits Committee of the Boards of Directors of USAi and USANi LLC, currently consisting of Messrs. Keough and Savoy, is authorized to exercise all of the powers of the Boards of Directors with respect to matters pertaining to compensation and benefits, including, but not limited to, salary matters, incentive/bonus plans, stock option plans, investment programs and insurance plans, except that the Performance-Based Compensation Committee exercises powers with respect to performance-based compensation of corporate officers who are, or who are likely to become, subject to Section 162(m) of the Internal Revenue Code. The Compensation/Benefits Committee is also authorized to exercise all of the powers of the Boards of Directors in matters pertaining to employee promotions and the designation and/or revision of employee positions and job titles. None of the members of the Compensation/Benefits Committee is an employee of USAi and USANi LLC.

PERFORMANCE-BASED COMPENSATION COMMITTEE

     The Performance-Based Compensation Committee of the Boards of Directors of USAi and USANi LLC, currently consisting of Messrs. Allen and Savoy, is authorized to exercise all of the powers of the Board of Directors with respect to matters pertaining to performance-based compensation of corporate officers who are, or are likely to become, subject to Section 162(m) of the Internal Revenue Code. Section 162(m) limits the deductibility of compensation in excess of $1,000,000 paid to a corporation's chief executive officer and four other most highly compensated executive officers, unless various conditions are met. None of the members of the Performance-based Compensation Committee is an employee of USAi and USANi LLC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     For the 1998 fiscal year, no person subject to Section 16 of the Exchange Act, failed to file on a timely basis reports required by such section.

ITEM 11.  EXECUTIVE COMPENSATION



     This section contains information pertaining to compensation of the Chief Executive Officer of USAi and USANi LLC and the four most highly compensated executive officers of USAi and USANi LLC other than the Chief Executive Officer, as well as information pertaining to the compensation of members of the Boards of Directors of USAi and USANi LLC. All option grants described in this Section reflect the one-for-one stock dividend which was paid on March 26, 1998.


SUMMARY OF EXECUTIVE OFFICER COMPENSATION

     The following table presents information concerning total compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers of USAi and USANi LLC who served in such capacities as of December 31, 1998 (the "Named Executive Officers") for services rendered to USAi and USANi LLC during each of the last three fiscal years. The information presented below represents all compensation earned by the Named Executive Officers for all services performed for USAi or USANi LLC or any of their subsidiaries. The Named Executive Officers did not receive separate or additional compensation for serving in their respective capacities for USAi or USANi LLC.


                           SUMMARY COMPENSATION TABLE



                                              ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                                ------------------------------------------------   ----------------------------
                                                                       OTHER       RESTRICTED
                                                                       ANNUAL         STOCK           STOCK        ALL OTHER
NAME & PRINCIPAL                FISCAL   SALARY        BONUS        COMPENSATION     AWARDS          OPTIONS      COMPENSATION
POSITION                         YEAR      ($)          ($)             ($)            ($)             (#)            ($)
----------------                ------   -------    ------------    ------------   -----------    -------------   ------------
Barry Diller..................   1998    126,923(1)            0           --                0                0    1,288,472(2)(3)
 Chairman and Chief              1997          0               0           --                0        9,500,000    1,282,343(2)
 Executive Officer               1996          0       1,618,722(4)        --                0                0    1,280,508(2)(3)
Victor A. Kaufman.............   1998    500,000         450,000(6)        --          500,000(7)       100,000        4,800(3)
 Office of the Chairman and      1997    500,000               0           --                0          500,000            0
 Chief Financial Officer(5)      1996     19,230               0           --                0          346,000            0
Thomas J. Kuhn................   1998    398,077(9)      450,000(6)        --          187,500(7)       250,000        2,118(3)
 Senior Vice President,
 General Counsel and
 Secretary(8)
Dara Khosrowshahi.............   1998    248,077(11)      300,000(6)        --         125,000(7)       220,000            0
 Vice President, Strategic
 Planning(10)
Michael P. Durney.............   1998    187,500(13)      125,000(6)        --               0           70,000        1,731(3)
 Vice President and
 Controller(12)


---------------


 (1) Reflects an annual base salary of $500,000 commencing September 25, 1998.



 (2) Mr. Diller was granted options in 1995 to purchase 3,791,694 shares of common stock, vesting over a four-year period, at an exercise price below the fair market value of common stock on the date of grant. USAi has amortized unearned compensation of $993,135 in 1996, $995,856 in 1997 and $999,162 in 1998. In addition, Mr. Diller has an interest-free, secured, non-recourse promissory note in the amount of $4,997,779 payable to USAi which was used to purchase 441,988 shares of common stock. As a result, Mr. Diller had compensation for imputed interest of $286,373 in 1996, $286,487 in 1997 and $286,368 in 1998.



 (3) Includes USAi's matching contributions under its 401(k) Retirement Savings Plan. Under the 401(k) Plan as in effect through December 31, 1998, USAi matches $.50 for each dollar a participant contributes up to the first 6% of compensation.

 (4) Pursuant to an equity compensation agreement between Mr. Diller and USAi, Mr. Diller received a bonus payment of approximately $2.5 million on August 24, 1996. USAi accrued four months and seven days of such bonus in periods prior to the year ended December 31, 1996.



 (5) Mr. Kaufman assumed the position of Chief Financial Officer of USAi on November 1, 1997.



 (6) Of this amount, Messrs. Kaufman, Kuhn, Khosrowshahi and Durney elected to defer $225,000, $90,000, $60,000 and $62,500, respectively, under USAi's
     Bonus Stock Purchase Program. Under the Bonus Stock Purchase Program, in lieu of receiving a cash payment for the entire amount of their 1998 bonuses, all bonus eligible employees of USAi had a right to elect to purchase shares of common stock with up to 50% of the value of their 1998 bonus payments. Employees received a 20% discount on the purchase price of these bonus shares, which was calculated by taking the average of the high and low trading prices of common stock over a specified period of time in February, 1999.



 (7) As of December 31, 1998, Messrs. Kaufman, Kuhn and Khosrowshahi held 20,000, 7,500 and 5,000 shares of restricted common stock, respectively, all of which were granted by USAi to such persons on December 15, 1998. These shares vest on the third anniversary of the date of grant, except for Mr. Kaufman's shares, which vest on the first anniversary of the date of grant. The value of these shares as of December 31, 1998 was $662,500, $248,438 and $165,625, respectively.



 (8) Mr. Kuhn joined USAi as its Senior Vice President, General Counsel and Secretary on February 9, 1998.



 (9) Reflects an annual base salary of $450,000 beginning February 9, 1998.



(10) Mr. Khosrowshahi joined USAi as its Vice President, Strategic Planning on March 2, 1998.



(11) Reflects an annual base salary of $300,000 commencing March 2, 1998.



(12) Mr. Durney joined USAi as its Vice President and Controller on March 30, 1998.



(13) Reflects an annual base salary of $250,000 beginning March 30, 1988.

OPTION GRANTS

     The following table presents information with respect to options to purchase USAi's common stock granted to the Named Executive Officers during the year ended December 31, 1998. The grants were made under the 1997 Incentive Plan.


     The 1997 Incentive Plan is administered by the Compensation/Benefits Committee and the Performance-Based Compensation Committee, which have the sole discretion to determine the selected officers, employees and consultants to whom incentive or non-qualified options, SARs, restricted stock and performance units may be granted. As to these awards, the Compensation/Benefits Committee and the Performance-Based Compensation Committee also have the sole discretion to determine the number, type, exercise price, vesting schedule and other terms, conditions and restrictions of the grants. The Compensation/ Benefits Committee and the Performance-Based Compensation Committee also retain discretion, subject to plan limits, to modify the terms of outstanding options and to reprice such options. The exercise price of an incentive stock option granted under the 1997 Incentive Plan must be at least 100% of the fair market value of USAi's common stock on the date of grant. In addition, options granted under the 1997 Incentive Plan terminate within ten years of the date of grant. To date, only non-qualified stock options have been granted under the 1997 Incentive Plan.



                     OPTION/SAR GRANTS IN LAST FISCAL YEAR



                                                                                           POTENTIAL REALIZABLE
                                                      PERCENT                                VALUE AT ASSUMED
                                                     OF TOTAL                                ANNUAL RATES OF
                                      NUMBER OF     OPTIONS TO                                 STOCK PRICE
                                     SECURITIES      EMPLOYEES    EXERCISE                     APPRECIATION
                                     UNDERLYING       GRANTED       PRICE                  FOR OPTION TERMS(2)
                                       OPTIONS        IN THE      PER SHARE   EXPIRATION   --------------------
NAME                                 GRANTED(#)     FISCAL YEAR    ($/SH)      DATE(1)       5%($)     10%($)
----                                -------------   -----------   ---------   ----------   ---------  ---------
Barry Diller......................           0            --           --             --          --         --
  Chairman and Chief
  Executive Officer
Victor A. Kaufman.................     100,000         1.69%        25.00     12/15/2008   1,572,237  3,984,356
  Office of the Chairman and
  Chief Financial Officer
Thomas J. Kuhn....................     200,000         3.39%        24.50     02/09/2008   3,081,584  7,809,338
  Senior Vice President,                50,000         0.85%        25.00     12/15/2008     786,118  1,992,178
  General Counsel and Secretary
Dara Khosrowshahi.................     120,000         2.03%        25.75     03/02/2008   1,943,284  4,924,664
  Vice President, Strategic
     Planning                          100,000         1.69%        25.00     12/15/2008   1,572,237  3,984,356
Michael P. Durney.................      50,000         0.85%        26.75     03/30/2008     841,147  2,131,631
  Vice President and Controller         20,000         0.34%        25.00     12/15/2008     314,447    796,871


---------------


(1) Options granted during the year ended December 31, 1998, generally become exercisable in four equal annual installments commencing on the first anniversary of the grant date. These options expire ten years from the date of grant.



(2) Potential value is reported net of the option exercise price, but before taxes associated with exercise. These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of USAi's common stock, overall stock market conditions, as well as on the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

     The table below presents information concerning the exercise of stock options by the Named Executive Officers during the year ended December 31, 1998 and the fiscal year-end value of all unexercised options.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                       NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                          OPTIONS HELD AT           IN-THE-MONEY OPTIONS AT
                                         VALUE             YEAR END (#)                 YEAR-END($)(1)
                         ACQUIRED ON    REALIZED    ---------------------------   ---------------------------
NAME                     EXERCISE(#)      ($)       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                     -----------   ----------   -----------   -------------   -----------   -------------
Barry Diller...........    980,000     14,754,390   14,153,770     11,377,924     300,853,247    195,495,882
  Chairman and Chief
  Executive Officer
Victor A. Kaufman......          0              0      317,000        629,000       4,584,016      9,253,274
  Office of the
  Chairman and Chief
  Financial Officer
Thomas J. Kuhn.........          0              0            0        250,000               0      2,131,250
  Senior Vice
  President, General
  Counsel and Secretary
Dara Khosrowshahi......          0              0            0        220,000               0      1,697,500
  Vice President,
  Strategic Planning
Michael P. Durney......          0              0            0         70,000               0        481,250
  Vice President and
  Controller

---------------

(1) Represents the difference between the $33.125 closing price of USAi's common stock on December 31, 1998 and the exercise price of the options, and does not include the U.S. federal and state taxes due upon exercise.

COMPENSATION OF OUTSIDE DIRECTORS

     Each director of USAi and USANi LLC who is not an employee of USAi, USANi LLC or one of their respective subsidiaries receives an annual retainer of $30,000 per year. USAi also pays each of these directors $1,000 for each USAi or USANi LLC Board meeting and each USAi or USANi LLC Board committee meeting attended, plus reimbursement for all reasonable expenses incurred by a director as a result of attendance at any of these meetings. For the year ended December 31, 1998, the directors that were designated by Universal and Liberty waived their rights to receive the annual retainer and attendance fees.

     Under the USAi Directors' Stock Option Plan, directors who are not employees of USAi, USANi LLC or one of their respective subsidiaries receive a grant of options to purchase 5,000 shares of USAi's common stock upon initial election to office and thereafter annually on the date of USAi's annual meeting of stockholders at which the director is re-elected. The exercise price per share of USAi's common stock subject to the options is the fair market value of USAi's common stock on the date of grant, which is defined as the mean of the high and low sale price on the date on any stock exchange on which the common stock is listed or as reported by NASDAQ or, in the event that the common stock is not so listed or reported, as determined by an investment banking firm selected by the Compensation/Benefits Committee. The options vest in increments of 1,667 shares on each of the first two anniversaries of the date of grant, and 1,666 shares on the third. The options expire ten years from the date of grant. For the year ended December 31, 1998, the directors that were designated by Universal and Liberty waived their rights to receive such option grants.

EQUITY COMPENSATION AGREEMENT; EMPLOYMENT AGREEMENTS; STOCK OPTION GRANT AGREEMENTS

     Mr. Diller. On October 19, 1997, USAi and Mr. Diller entered into a stock option grant agreement which granted Mr. Diller options to purchase 9,500,000 shares of USAi's common stock at an exercise price of $19.3125 per share. These options become exercisable with respect to 25% of the total shares on each of the first four anniversaries of the grant date. Upon a change of control of USAi, all of Mr. Diller's options that have not previously become exercisable or been terminated will become exercisable.

     Mr. Diller waived any acceleration of his stock options which may have been triggered by the Universal transaction. Mr. Diller's Equity and Bonus Compensation Agreement with USAi, dated August 24, 1995, provides for a gross-up payment to be made to Mr. Diller, if necessary, to eliminate the effect of the imposition of the excise tax under Section 4999 of the Internal Revenue Code upon payments made to Mr. Diller and imposition of income and excise taxes on the gross-up payment.

     Mr. Diller and USAi are also parties to the Equity and Bonus Compensation Agreement dated as of August 26, 1995. Under that agreement, USAi issued and sold to Mr. Diller 441,988 shares of USAi's common stock at $11.3125 per share in cash (the "Initial Diller Shares") and an additional 441,988 shares of common stock for the same per share price (the "Additional Diller Shares") payable by means of a cash payment of $2,210 and an interest-free, secured, non-recourse promissory note in the amount of $4,997,779. The promissory note is secured by the Additional Diller Shares and by that portion of the Initial Diller Shares having a fair market value on the purchase date of 20% of the principal amount of the promissory note. In addition, USAi granted options to Mr. Diller to purchase 3,791,694 shares of USAi's common stock at $11.3125 per share. These options were granted in tandem with conditional SARs, which become exercisable only in the event of a change of control of USAi and in lieu of exercise of the options. The Initial and Additional Shares and the options were issued to Mr. Diller below the adjusted market price of $12.375 on August 24, 1995.

     Mr. Diller was also granted a bonus arrangement, contractually independent from the promissory note, under which he received a bonus payment of approximately $2.5 million on August 24, 1996, and was to receive a further such bonus payment on August 24, 1997, which was deferred. The deferred amount accrues interest at a rate of 6% per annum. Mr. Diller also received $966,263 for payment of taxes by Mr. Diller due to the compensation expense which resulted from the difference in the per share fair market value of USAi's common stock and the per share purchase price of the Initial Diller Shares and Additional Diller Shares.

     Mr. Durney. On March 30, 1998, USAi and Mr. Durney entered into a three-year employment agreement, providing for an annual base salary of $250,000 per year. Mr. Durney is also eligible to receive an annual discretionary bonus.

     Mr. Durney's employment agreement provides for a grant of options to purchase 50,000 shares of USAi's common stock. Mr. Durney's options become exercisable with respect to 25% of the total shares on March 30, 1999 and on each of the next three anniversaries of that date. Upon a change of control of USAi, 100% of Mr. Durney's options become vested and exercisable. Mr. Durney's options expire upon the earlier to occur of 10 years from the date of grant or 90 days following the termination of his employment for any reason. In the event that Mr. Durney's employment is terminated by USAi for any reason other than cause, death or disability, USAi is required to pay Mr. Durney's base salary through the end of the term of his agreement, subject to mitigation by Mr. Durney.

     Mr. Kaufman. As of October 19, 1997, USAi and Mr. Kaufman entered into a stock option grant agreement under which, USAi granted Mr. Kaufman options to purchase 500,000 shares of Common Stock for an exercise price of $19.3125 per share, on substantially the same terms and conditions as Mr. Diller's options granted on such date. Mr. Kaufman also waived any acceleration of his stock options that may have been triggered by the Universal transaction.

     Mr. Khosrowshahi. On March 2, 1999, USAi and Mr. Khosrowshahi entered into a three-year employment agreement, providing for an annual base salary of $300,000 per year. Mr. Khosrowshahi is also eligible to receive an annual discretionary bonus.

     Mr. Khosrowshahi's employment agreement provides for a grant of options to purchase 120,000 shares of Common Stock. Mr. Khosrowshahi's options became exercisable with respect to 25% of the total shares on March 2, 1999, with an additional 25% vesting on each of the next three anniversaries of such date. Upon a change of control of USAi, 100% of Mr. Khosrowshahi's options become vested and exercisable. Upon termination of Mr. Khosrowshahi's employment by USAi for any reason other than death, disability or cause, or if Mr. Khosrowshahi terminates his employment for good reason, USAi is required to pay Mr. Khosrowshahi the present value of his base salary through the term of his agreement in a lump sum within thirty days of the termination date, subject to mitigation by Mr. Khosrowshahi. In the event of a termination for any reason other than death, disability or cause or if Mr. Khosrowshahi terminates his employment for good reason, Mr. Khosrowshahi's options will vest immediately and remain exercisable for one year from the date of such termination.

     Mr. Kuhn. On February 9, 1998, USAi and Mr. Kuhn entered into a four-year employment agreement, providing for an annual base salary of $450,000 per year. Mr. Kuhn is also eligible to receive an annual discretionary bonus.

     Mr. Kuhn's employment agreement provides for a grant of options to purchase 200,000 shares of USAi's common stock. Mr. Kuhn's options became exercisable with respect to 25% of the total shares on February 9, 1999, with an additional 25% vesting on each of the next three anniversaries of such date. The provisions in his employment agreement regarding change of control, payment upon termination (for any reason other than death, disability or cause), payment in the event Mr. Kuhn terminates his employment for good reason, and vesting and exercisability of options upon termination are substantially the same as those in Mr. Khosrowshahi's employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. William D. Savoy was a member of the Compensation/Benefits Committee for the entire 1998 calendar year. Messrs. Eli J. Segal, Bruce M. Ramer, Richard
E. Snyder and Donald R. Keough also served on the Compensation/Benefits Committee during portions of 1998. None of these directors was ever an officer or employee of USAi or its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table presents, as of February 26, 1999, information relating to the beneficial ownership of USAi's common stock by (1) each person known by USAi to own beneficially more than 5% of the outstanding shares of USAi's common stock, (2) each director of USAi and USANi LLC, (3) each of the Named Executive Officers, and (4) all executive officers and directors of USAi and USANi LLC as a group.



     Unless otherwise indicated, beneficial owners listed here may be contacted at USAi's corporate headquarters address, 152 West 57th Street, New York, NY 10019. The number of shares and percent of class listed assumes the conversion of any shares of Class B common stock owned by such listed person, but does not assume the conversion of Class B common stock owned by any other person. Shares of Class B common stock may at the option of the holder be converted on a one-for-one basis into shares of common stock. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no beneficial interest. For each listed person, the number of shares and percent of class listed includes shares of common stock that may be acquired by such person upon exercise of stock options that are or will be exercisable within 60 days of February 26, 1999.



     The percentage of votes for all classes is based on one vote for each share of common stock and ten votes for each share of Class B common stock. These figures do not include any unissued shares of common stock or Class B common stock issuable upon conversion of Liberty's Holdco shares and USANi LLC shares beneficially owned by Liberty or Seagram.



                                                         NUMBER OF     PERCENT     PERCENT OF VOTES
NAME AND ADDRESS OF BENEFICIAL OWNER                      SHARES       OF CLASS    (ALL CLASSES)(1)
------------------------------------                    -----------    --------    ----------------
Capital Research & Management Co.(1)................      8,496,500      6.6%            1.9%
  333 South Hope Street
  Los Angeles, CA 90071
Tele-Communications, Inc.(2)(3).....................     29,622,335     19.4%           57.1%
  5619 DTC Parkway
  Englewood, CO 80111
The Seagram Co. Ltd.(4).............................     15,205,654     11.3%           17.1%
  375 Park Avenue
  New York, NY 10152
Barry Diller(2)(5)..................................     60,071,714     34.6%           75.2%
Paul Allen(6).......................................     15,832,015     12.4%            3.6%
Robert R. Bennett(7)................................         13,048         *               *
Edgar J. Bronfman, Jr...............................              0         *               *
Michael P. Durney(8)................................         13,400         *               *
Victor A. Kaufman(9)................................        495,000         *               *
Donald R. Keough(10)................................         10,000         *               *
Dara Khosrowshahi(11)...............................         30,000         *               *
Thomas J. Kuhn(12)..................................         50,522         *               *
John C. Malone......................................              0         *               *
Robert W. Matschullat...............................              0         *               *
Samuel Minzberg.....................................              0         *               *
William D. Savoy(13)................................         78,411         *               *
Gen. H. Norman Schwarzkopf(14)......................         62,834         *               *
All executive officers and directors as a group (15
  persons)(15)......................................     76,657,218     44.0%           78.7%


---------------

* The percentage of shares beneficially owned does not exceed 1% of the class.

 (1) Based upon information provided to USAi and USANi LLC by Capital Research & Management Co. as of December 31, 1998.

 (2) Liberty, a wholly owned subsidiary of TCI, Universal, Seagram, the parent of Universal, USAi and Mr. Diller are parties to a stockholders agreement under which Liberty and Mr. Diller have formed BDTV INC., BDTV II INC., BDTV III INC. and BDTV IV INC (collectively, the "BDTV Entities") which entities, as of February 26, 1999, held 4,000,000, 15,618,222, 4,005,182 and 800,000 shares of Class B common stock, respectively, and an aggregate of 22 shares of common stock collectively. Mr. Diller generally has the right to vote all of the shares of common stock and Class B common stock held by the BDTV Entities, and the shares of common stock and Class B common stock held by Seagram and Liberty.

 (3) Consists of 4,820,587 shares of common stock and 378,322 shares of Class B common stock held by Liberty as to which Mr. Diller has general voting power and which are otherwise beneficially owned by TCI, and 22 shares of common stock and 24,423,404 shares of Class B common stock held by the BDTV Entities. These shares are subject to the stockholders agreement.

 (4) Consists of 8,490,654 shares of common stock and 6,715,000 shares of Class B common stock held by Universal as to which Mr. Diller has general voting power and which are otherwise beneficially owned by Seagram. These shares are subject to the stockholders agreement.

 (5) Consists of 1,029,954 shares of common stock owned by Mr. Diller, options to purchase 14,153,771 shares of common stock granted under USAi's stock option plans, 60,000 shares of common stock held by a private foundation as to which Mr. Diller disclaims beneficial ownership, 22 shares of common stock and 24,423,404 shares of Class B common stock held by the BDTV Entities, and 4,820,587 shares of common stock and 378,322 shares of Class B common stock which are held by Liberty and otherwise beneficially owned by TCI, and 8,490,654 shares of common stock and 6,715,000 shares of Class B common stock, which are held by Universal and otherwise beneficially owned by Seagram, as to which Mr. Diller has general voting authority under the Stockholders Agreement.

 (6) Consists of 15,822,014 shares of common stock and options to purchase 10,001 shares of common stock granted under USAi's stock option plans.

 (7) Consists of 13,048 shares of common stock.

 (8) Consists of 900 shares of common stock and options to purchase 12,500 shares of common stock granted under USAi's stock option plans.

 (9) Consists of 160,000 shares of common stock, and options to purchase 335,000 shares of common stock granted under USAi's stock option plans.

(10) Consists of 10,000 shares of common stock. Does not include 31,198 shares of common stock held by an irrevocable trust for the benefit of a family member as to which shares Mr. Keough disclaims beneficial ownership. Also does not include 2,077,668 shares of common stock beneficially owned, as of December 31, 1998, by Allen & Co., for which Mr. Keough serves as Chairman, and certain of its affiliates. Mr. Keough disclaims beneficial ownership of such shares.

(11) Consists of options to purchase 30,000 shares of common stock granted under USAi's stock option plans.

(12) Consists of options to purchase 50,000 shares of common stock granted under USAi's stock option plans and 522 shares of common stock purchased under the 401(k) Plan.

(13) Consists of 29,000 shares of common stock and options to purchase 49,411 shares of common stock granted under USAi's stock option plans.

(14) Consists of options to purchase 62,834 shares of common stock granted under USAi's stock option plans.

(15) Does not include (i) 1,711,400 shares of common stock granted under USAi's stock option plans and 93 shares of common stock purchased under the 401(k) Plan by James G. Held, who resigned from all of his positions with USAi, USANi LLC and their affiliates on March 5, 1999, and (ii) 85,000 shares of common stock granted under USAi's stock option plans to Leo J. Hindery, who resigned from USANi LLC's Board of Directors on March 8, 1999.

     The following table presents, as of February 26, 1999, information relating to the beneficial ownership of USAi's Class B common stock:

                                                                NUMBER OF     PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                              SHARES      OF CLASS
------------------------------------                            ----------    --------
Barry Diller(1).............................................    31,516,726        100%
  c/o USA Networks, Inc.
  152 West 57th Street
  New York, NY 10019
Tele-Communications, Inc.(1)(2).............................    24,801,726       78.7%
  5619 DTC Parkway
  Englewood, CO 80111
BDTV Entities(1)(2).........................................    24,423,404       77.5%
  (includes BDTV INC., BDTV II INC.,
  BDTV III INC. and BDTV IV INC.)
  8800 West Sunset Boulevard
  West Hollywood, CA 90069
The Seagram Company Ltd.(3).................................     6,715,000       21.3%
  375 Park Avenue
  New York, NY 10152

---------------

(1) These figures do not include any unissued shares of common stock or Class B common stock issuable upon conversion of Liberty's Holdco shares and USANi LLC shares beneficially owned by Liberty or Seagram.

(2) Liberty, a wholly owned subsidiary of TCI, Universal, Seagram, the parent of Universal, USAi and Mr. Diller are parties to the stockholders agreement, under which Liberty and Mr. Diller have formed the BDTV Entities which entities hold 4,000,000, 15,618,222, 4,005,182 and 800,000 shares of
     Class B common stock, respectively. Mr. Diller generally has the right to vote all of the shares of Class B common stock held by the BDTV Entities and the shares of Class B common stock held by Universal and Liberty. TCI disclaims beneficial ownership of all USAi securities held by Mr. Diller but not any USAi securities held by the BDTV Entities. Mr. Diller owns all of the voting stock of the BDTV Entities and Liberty owns all of the non-voting stock, which non-voting stock represents in excess of 99% of the equity of the BDTV Entities.

(3) Mr. Diller generally votes all of the shares held by Seagram under the terms of the stockholders agreement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Mr. Diller, the Chairman of the Board and Chief Executive Officer of USAi and USANi LLC, is the sole holder of the voting stock of the BDTV Entities. The BDTV Entities hold shares of USAi common stock and Class B common stock, which have effective voting control of USAi with respect to all matters submitted for the vote or consent of stockholders as to which stockholders vote together as a single class.

     As of January 1, 1998, USAi entered into a lease with Nineteen Forty CC, Inc. under which USAi leases an aircraft for use by Mr. Diller and other directors and executive officers of USAi and USANi LLC in connection with USAi's and USANi LLC's business. Nineteen Forty is wholly owned by Mr. Diller. The lease provides for monthly rental payments equal to the monthly operating expenses incurred by Nineteen Forty for operation and maintenance of the aircraft. The lease has a five-year term and is terminable by either party on thirty days' notice. In 1998, USAi paid a total of $1,967,000 in expenses related to the use of the aircraft. USAi believes that the terms of the lease are more favorable to USAi than those USAi would have received had it leased an aircraft from an unrelated third party or purchased and maintained a corporate aircraft.

     In 1997, USAi and Mr. Diller agreed to defer repayment of an interest-free, secured, non-recourse promissory note in the amount of $4,997,779 due from Mr. Diller from September 5, 1997 to September 5, 2007. As of December 31, 1998, the promissory note remained outstanding. In 1997, Mr. Diller and USAi agreed to defer the payment of a bonus in the amount of $2.5 million that otherwise was to be paid to Mr. Diller in 1997. The deferred bonus amount accrues interest at a rate of 6% per annum.


     In January 1997, USAi entered into a three-year consulting arrangement with Mr. Hindery, the President of TCI, who was a member of the Board of Directors of USANi LLC until March 8, 1999 when he resigned. Under the consulting arrangement, Mr. Hindery received fully vested options to purchase 81,000 shares of Common Stock at an exercise price of $16.39. These options expire in one third increments in 1999, 2000 and 2001.


     In April 1996, USAi entered into a three-year consulting arrangement with General Schwarzkopf, currently a member of the Boards of Directors of USAi and USANi LLC. Under the consulting arrangement, General Schwarzkopf received options to purchase 45,000 shares of Common Stock at an exercise price of $11.11 per share. Of these options, options to purchase 30,000 shares are fully vested and the remaining options will vest in April 1999. These options expire as of April 3, 2006.


     On July 1, 1998, USAi made a $4.0 million loan to Mr. Held, who was the Chairman and Chief Executive Officer of Home Shopping Network and a member of the Board of Directors of USAi and USANi LLC until March 5, 1999, when he resigned from all positions with USAi, USANi LLC and their affiliates. The loan was made to facilitate Mr. Held's construction of a personal residence. The loan bore interest at USAi's average bank rate during the term of the loan and was secured by Mr. Held's options to purchase 3,000,000 shares of USAi's common stock. The loan was scheduled to mature on July 1, 1999 and was scheduled to be repaid in three quarterly installments, either in cash or through the exercise of options to purchase 163,600 shares of USAi's common stock per installment following the public announcement of USAi's financial results for each of (1) the quarter ending September 30, 1998, (2) the year ending December 31, 1998 and
(3) the quarter ending March 31, 1999. As required under the terms of the loan, in November 1998, Mr. Held exercised options and used their net proceeds to repay the first installment on the loan in the amount of $1,375,568. Mr. Held repaid the remainder of the loan on March 18, 1999.



     Under the employment agreement entered into by Home Shopping Network and Mr. Held, in 1996, Home Shopping loaned Mr. Held $1.0 million for the purpose of purchasing a residence in the Tampa/ St. Petersburg area. As of December 31, 1998, a $400,000 balance on the loan remained outstanding. The loan bore interest at 5% per annum, and the outstanding principal and any accrued and unpaid interest was to become due and payable in the event that Mr. Held was terminated for any reason, on the first anniversary of the termination. Mr. Held repaid the remainder of the loan on March 18, 1999.


RELATIONSHIP BETWEEN USAI AND UNIVERSAL


     Under the agreements entered into as part of the Universal transaction, USAi and some of its subsidiaries entered into business agreements with Universal and some of its subsidiaries relating to, among other things: (1) the domestic distribution by USAi of Universal-produced television programming and Universal's library of television programming; (2) the international distribution by Universal of television programming produced by Studios USA; (3) long-term arrangements relating to the use by Studios USA of Universal's production facilities in Los Angeles and Orlando, Florida; and (4) a joint venture relating to the development of international general entertainment television channels. Some of these agreements are summarized below under the caption "-- Ancillary Business Agreements."


     Universal, through its ownership of USAi stock and USANi LLC shares, is USAi's largest stockholder, assuming conversion of Universal's USANi LLC shares that is not currently permissible under FCC rules. Messrs. Bronfman, Matschullat and Minzberg are members of the Boards of Directors of USAi and USANi LLC and, other than Mr. Minzberg, hold director and executive positions with Universal and its affiliates, including Seagram. These individuals were elected to the Boards of Directors of USAi and USANi LLC as part of the completion of the Universal transaction, under the transaction agreements. The Bronfman family, which includes Mr. Bronfman, holds a controlling interest in Seagram, which holds a controlling interest in Universal. Other than in their capacities as stockholders and officers of Seagram or Universal, and as directors and stockholders of USAi and USANi LLC, these individuals do not have any direct or indirect interest in the Universal-USAi agreements.

     USAi and USANi LLC believe that the business agreements described below and entered into as part of the Universal transaction are all on terms at least as favorable to USAi and USANi LLC as terms that could have been obtained from an independent third party.

     USAi and Universal are also parties to other agreements entered into under the Universal transaction, which agreements are summarized below under the caption "-- Agreements with Universal and Liberty." These agreements were negotiated on an arm's-length basis prior to the time that Universal held an equity interest in USAi and USANi LLC.

     In the ordinary course of business, USAi and USANi LLC may determine to enter into other agreements with Universal and its affiliates.

RELATIONSHIP BETWEEN USAI AND LIBERTY

     USAi and USANi LLC in the ordinary course of business enter into agreements with Liberty and its affiliates relating to, among other things, the carriage of the USA Networks cable networks and the Home Shopping Network and America's Store programming and the acquisition of, or other investment in, businesses related to the businesses of USAi and USANi LLC. Currently, none of the members of USAi's Board of Directors is affiliated with, or has been designated by, Liberty or TCI. Under the agreements relating to the Universal transaction, three designees of Liberty, Messrs. Malone, Hindery and Bennett, are members of the USANi LLC Board of Directors. Liberty and its affiliates hold a substantial equity interest in USAi and USANi LLC, and Liberty is a party to transaction agreements filed, or incorporated by reference, as exhibits to this Annual Report on Form 10-K.

     In the ordinary course of business, USA Networks and Home Shopping Network enter into agreements with the operators of cable television systems for the carriage of USA Networks cable networks and the Home Shopping Network and America's Store programming over cable television systems. USA Networks and Home Shopping Network have entered into agreements with a number of cable television operators that are affiliates of TCI. The Home Shopping Network contracts are long-term and provide for a minimum subscriber guarantee and incentive payments based on the number of subscribers. Payments by Home Shopping Network to TCI and its affiliates under these contracts for cable commissions and advertising were approximately $9.4 million for the year ended December 31, 1998. The renewal of the USA Network contract is currently being negotiated. The Sci-Fi Channel has entered into a long-term contract, which may provide for carriage commitments, and provides a fee schedule based upon the number of subscribers. Payments by TCI and its affiliates to USA Networks under these contracts were approximately $70,000,000 in the aggregate for the year ended December 31, 1998.

     During April 1996, Home Shopping Network sold a majority of its interest in HSN Direct Joint Venture, its infomercial operation, for $5.9 million to entities controlled by Flextech P.L.C., a company controlled by TCI. In each of February 1998 and 1999, Flextech paid Home Shopping Network a $250,000 installment of the purchase price. Home Shopping Network retains a 15% interest in the venture and a related corporation.

     During 1996, Home Shopping Network, along with Jupiter Programming Company, formed Shop Channel, a television shopping venture based in Tokyo. TCI International, a subsidiary of TCI, owns a 50% interest in Jupiter, the 70% shareholder in the venture. Home Shopping Network owns a 30% interest in Shop Channel. During 1998, Home contributed $2.7 million to Shop Channel. In addition, Home Shopping Network sold inventory and provided services in the amount of $1.0 million to Shop Channel during 1998.

     USAi and USANi LLC believe that their business agreements with Liberty-related entities have been negotiated on an arm's-length basis and contain terms at least as favorable to USAi and USANi LLC as those that could be obtained from an unaffiliated third party. Neither Liberty nor TCI derives any benefit from such transactions other than in its capacity as a stockholder of the other party or USAi and USANi LLC, as the case may be.

     In the ordinary course of business, and otherwise from time to time, USAi and USANi LLC may determine to enter into other agreements with Liberty and its affiliates.

AGREEMENTS WITH UNIVERSAL AND LIBERTY

     This section summarizes various agreements that USAi, Seagram, Universal, Liberty and Mr. Diller have entered into as part of the Universal transaction. These agreements involve (1) governance matters relating to USAi, (2) stockholder arrangements among Universal, Liberty and Mr. Diller, (3) agreements between Universal and Liberty and (4) a number of ancillary business agreements between Universal and USAi for ongoing business relationships involving the development of international channels, television programming distribution, and other matters.

INVESTMENT AGREEMENT

     As part of the Universal transaction, each of Universal and Liberty was granted a preemptive right, subject to limitations, to maintain their respective percentage ownership interests in USAi under future issuances of USAi capital stock. In addition, with respect to issuances of USAi capital stock in specified circumstances, Universal will be obligated to maintain its percentage ownership interest in USAi that it had immediately prior to the issuances.

Universal's Preemptive Rights

     In the event that USAi issues any USAi securities, Universal will have the right to purchase for cash the number of shares of USAi's common stock, or, if Universal requests, USANi LLC shares or a combination of USAi's common stock and USANi LLC shares, so that Universal will maintain the identical percentage equity ownership interest in USAi that Universal owned immediately prior to such issuance. This equity interest will not be in excess of the lesser of the percentage ownership interest limitations applicable under to the governance agreement and 57.5%. Universal will not have a preemptive right regarding issuances of shares of USAi's securities in a (1) sale transaction; (2) issuances of restricted stock or issuances of USAi securities upon conversion of shares of USAi's Class B common stock or (3) in respect of USANi LLC shares or Additional Liberty Shares. A "sale transaction" is defined as a merger, consolidation or amalgamation between USAi and a non-affiliate of USAi in which USAi is acquired by another entity or a sale of all or substantially all of the assets of USAi to another entity which is not a subsidiary of USAi. "Additional Liberty Shares" means the USAi securities which USAi is obligated to issue to Liberty under agreements entered into between Liberty and USAi as part of the Home Shopping merger.

     Universal's preemptive right percentage is currently 45%. To the extent that, during the first four years after the Universal transaction, Universal sells shares of USAi's common stock (or USANi LLC shares) or does not exercise preemptive rights, its preemptive percentage will be reduced, and subsequent purchases will not result in an increase in that percentage. After this four-year period, Universal's preemptive right percentage will increase or decrease to the extent Universal buys or sells USAi's common stock, or USANi LLC shares, as permitted by the stockholders agreement and the governance agreement.

     In measuring the percentage equity or voting interest owned by Universal, or Liberty, regarding the exercise of preemptive rights and the standstill provisions under the governance agreement described below, the USANi LLC shares and the Additional Liberty Shares will be regarded as outstanding USAi shares on an as-exchanged basis. These are used as "assumptions" in measuring the percentage equity or voting interest.

     Universal Voting Threshold. If, based on the assumptions, Universal's voting power after executing its optional preemptive right would be less than 67%, then upon exercise of its right, Universal may purchase shares of USAi's Class B common stock or USANi LLC shares exchangeable for USAi's Class B common stock. However, if Universal has previously declined to exercise its optional preemptive right, then the voting threshold will be reduced to the lower percentage voting threshold owned by Universal at that time.

     In addition, if USAi purchases or redeems its securities, USAi may purchase the USANi LLC shares owned by Universal to maintain Universal's ownership percentage at the levels indicated in the governance agreement.

Liberty's Preemptive Rights

     If USAi issues any USAi securities under the circumstances described in the first paragraph under "--Universal's Preemptive Rights," Liberty will be entitled to purchase the number of shares of USAi's common stock or USANi LLC shares exchangeable for USAi's common stock so that Liberty will maintain the identical percentage equity beneficial ownership interest in USAi that Liberty owned immediately prior to such issuance. However, this will not be in excess of the percentage equity beneficial ownership interest that Liberty owned immediately following the closing of the Universal transaction or the closing of any transaction with Liberty on or before June 30, 1998. Liberty will only be entitled to purchase USANi LLC shares as opposed to shares of USAi common stock if and to the extent the total number of USAi securities then owned directly or indirectly by Liberty would exceed the amount allowable under FCC regulations.

Management and Ownership of USANi LLC

     As of February 26, 1999, Universal owned 49.5% of USANi LLC, Liberty owned 8.5% and USAi owned the remaining 42.0% interest, 38.8% of which is held indirectly through Holdco. Except for some fundamental changes related to USANi LLC, USAi will manage and operate the businesses of USANi LLC in the same manner as it would if such businesses were wholly owned by USAi. For a description of the fundamental changes, see "-- Governance Agreement -- Fundamental Changes." Unless Liberty's beneficial ownership of USAi securities represents more than 5% in excess of the voting power of USAi securities then beneficially owned by Universal, following the CEO termination date or Mr. Diller's becoming disabled, Universal will designate the manager of USANi LLC who will generally be responsible for managing the businesses of USANi LLC. If Liberty and Universal together do not own USAi securities representing at least 40% of the total voting power and which represent a greater percentage than the amount owned by any other person, then USAi will select the manager. "Total voting power" means the total number of votes represented by the shares of USAi's common stock and Class B common stock when voting together as a single class, with each share of common stock entitled to one vote and each share of Class B common stock entitled to ten votes.

     The USANi LLC shares will be exchangeable for shares of USAi's common stock or Class B common stock (in the case of Universal) and shares of USAi's common stock (in the case of Liberty). The exchange agreement relating to USANi LLC shares provides customary anti-dilution adjustments relating to the capital stock and assets of USAi. These adjustments do not apply to the extent that dividends or other distributions of USAi stock are accompanied by pro rata distributions of USANi LLC shares held by Universal and Liberty, which USANi LLC is generally obligated to do under the investment agreement.

     If USAi issues additional USAi securities, USAi is obligated to purchase an equal number of USANi LLC shares for the same consideration as received by USAi for the issued USAi securities. If USAi repurchases or redeems shares of USAi stock, USAi will sell to USANi LLC an equal number of USANi LLC shares for the same consideration or for cash, if USANi LLC cannot provide the same consideration. The net effect of these provisions is to cause USANi LLC generally to hold the proceeds of any USAi equity sales or to fund the costs of any USAi equity redemptions.

     The exchange agreement also contains provisions regarding the exchange or other conversion of USANi LLC shares upon a tender offer, merger or similar extraordinary transaction, which permit Universal and Liberty to participate with respect to their USANi LLC shares in a transaction of that type as if they held USAi stock.

     USANi LLC shares owned by Universal and Liberty are not transferable, except to each other in transactions permitted by the stockholders agreement or to their respective controlled affiliates or with extraordinary transactions relating to USAi or USANi LLC.

Covenants

     USAi also agreed that, upon the CEO termination date or Mr. Diller becoming disabled, at the request of Universal and subject to applicable law and the spinoff agreement, USAi will distribute the subsidiaries which engage in broadcasting or other regulated businesses in a distribution to its stockholders as promptly as practicable on terms and conditions that are reasonably satisfactory to Universal. Prior to effecting such a transaction, known as a spinoff, USAi will enter into ten-year affiliation agreements with the spinoff company that will provide that the spinoff company will broadcast programming produced by USAi on customary terms and conditions, including arm's-length payment obligations. USAi, Universal and Liberty are parties to an agreement, dated as of October 19, 1997 regarding matters relating to the spinoff and the spinoff company. This agreement is described below, under "-- Spinoff Agreement."

     If UTV EBITDA, as such term is defined in the investment agreement, for the three-year periods ending on December 31, 1998, 1999 and 2000 is less than $150 million, Universal will pay USAi the excess of $150 million over UTV EBITDA for these periods, subject to a maximum of $75 million.

GOVERNANCE AGREEMENT

     USAi, Universal, Liberty and Mr. Diller are parties to the governance agreement. This document details restrictions on the acquisition of additional securities of USAi, on the transfer of USAi securities and other conduct restrictions, in each case, applicable to Universal. In addition, the governance agreement governs Universal's and Liberty's rights to representation on the USAi Board and Universal's, Liberty's and Mr. Diller's right to approve certain fundamental changes by USAi or any subsidiary of USAi, including USANi LLC.

Restrictions on the Acquisition of Additional Voting Securities

     The governance agreement provides that, for a four-year "standstill" period beginning on the closing of the Universal transaction, without the approval of the USAi Board, Universal

     - will not acquire additional beneficial ownership of USAi's common equity other than through the exercise of Universal's preemptive right to maintain its percentage equity beneficial ownership interest; and

     - will not, except as a result of the exercise of USAi's share option, beneficially own in excess of 48.5% of USAi's common equity or a lesser percentage to the extent Universal transfers USAi equity securities or fails to exercise its preemptive right (except, in any case, to the extent caused by USAi's redemption or purchase of USAi securities).

     Following expiration of the standstill period, subject to applicable law, Universal may acquire additional USAi securities to increase its beneficial ownership of stock up to 50.1% of USAi's outstanding equity securities. In addition, following the first anniversary of the standstill period, subject to applicable law, Universal can acquire up to 57.5% of USAi's outstanding equity securities, but not in excess of 1.5% in any 12-month period. Following the CEO termination date or if Mr. Diller becoming disabled, Universal also can engage in a (1) a tender or exchange offer by Universal for all the equity securities of USAi that is accepted by a majority of USAi's public stockholders or (2) a merger, other than a merger following a tender or exchange offer complying with
(1) above, involving USAi and Universal that is approved, in addition to any vote required by law, by a majority of the public stockholders. The maximum permissible ownership percentages set forth in this paragraph exclude any shares Universal may acquire from Liberty or Mr. Diller as part of the stockholders agreement. These percentages are all based on the assumptions. The term "public stockholders" is defined in the governance agreement as any stockholder who beneficially owns less than 10% of USAi's outstanding voting power on an applicable vote or less than 10% of USAi's outstanding equity securities to be tendered in any applicable tender or exchange offer.

     If, during the standstill period, Mr. Diller no longer serves as Chief Executive Officer of USAi, provided that he does not hold a proxy to vote Universal's USAi equity securities under the stockholders agreement, or become disabled, the standstill period will be deemed expired and the transfer restrictions summarized below will terminate. The date that is the later of the date that Mr. Diller no longer serves as Chief Executive Officer and such date that Mr. Diller no longer holds the Universal proxy under the stockholders agreement is referred to as the "CEO termination date." In addition, the restrictions described above generally terminate:

     - if any person or group, other than Universal, beneficially owns more than one-third of USAi's equity securities excluding any securities acquired from Universal, Liberty or Mr. Diller under the stockholders agreement so long as Universal was offered, and did not accept, a reasonable opportunity to buy such equity securities or from USAi; or

     - if any person or group, other than USAi or Universal, commences a tender or exchange offer for more than a majority of USAi's outstanding equity securities, which is not recommended against by the USAi Board. In the case of such an offer by Liberty in breach of its standstill obligations under the stockholders agreement, this provision applies only if Universal is unsuccessful after using good faith efforts in enforcing its standstill with Liberty.

Transfer Restrictions

     The governance agreement also restricts, until the earlier of the CEO termination date or Mr. Diller becoming disabled, Universal's ability to transfer USAi's securities to another party by providing that during the standstill period and subject to the stockholders agreement that further restricts Universal's ability to transfer USAi securities, Universal may only transfer USAi securities in limited circumstances, including as follows:

     - in a widely dispersed public offering pursuant to registration rights to be granted to Universal or a distribution to Universal's stockholders on a basis proportional to the stockholders' ownership (which, in the case of Seagram, must be to its public stockholders);

     - in a sale under Rule 144 of the Securities Act, except generally not to a transferee who would beneficially own more than 5% of the USAi equity following such purchase;

     - in a tender or exchange offer that is not rejected by the USAi Board or to USAi as part of a self-tender offer;

     - in transfers of up to 5% in the aggregate to any institutional or financial investors, not exercisable on more than two occasions in any six-month period;

     - in pledges as part of bona fide financings with a financial institution; and

     - in transfers to Liberty, Mr. Diller or any controlled affiliate of Universal that signs the governance agreement.

     At any time that Universal beneficially owns at least 20% of USAi's equity securities, any transfers by Universal, other than the transfers permitted during the standstill period, will be subject to a right of first refusal in favor of USAi which right is secondary to the right of first refusal of Mr. Diller, to the extent applicable, as provided in the stockholders agreement.

     In addition, the governance agreement provides that USANi LLC shares cannot be transferred by Universal or Liberty to non-affiliates, other than to each other. Accordingly, prior to a permitted transfer, any USANi LLC shares intended to be transferred by either Universal or Liberty generally must first be exchanged into USAi securities. The stockholders agreement further provides that, as long as the CEO termination date has not occurred and Mr. Diller is not disabled, Universal or Liberty, as the case may be, must first offer Mr. Diller, or his designee, the opportunity to exchange shares of USAi Class B common stock owned by the transferring party for shares of USAi common stock. If Mr. Diller, or his designee, does not exchange the shares or if the CEO termination date has occurred or Mr. Diller is disabled, any shares of USAi Class B common stock to be transferred by Universal must first be exchanged into shares of USAi common stock. This exchange need not occur if the transferee agrees to be bound by the restrictions contained in the governance agreement applicable to Universal to the extent that the transferee owns 10% or more of the total voting power. The transferee would be subject to the remaining limitations on Universal's acquisition of USAi securities and conduct restrictions contained in the governance agreement. For more information, see "-- Stockholders
Agreement -- Transfers of Shares of Class B Common Stock."

Universal Conduct Restrictions

     Universal has agreed not to propose to the USAi Board any merger, tender offer or other business combination involving USAi. Universal also has agreed to related restrictions on its conduct, such as:

     - not seeking to influence the management of USAi, other than as permitted by the governance agreement and the stockholders agreement;

     - not entering into agreements relating to the voting of USAi securities, except as permitted by the governance agreement and the stockholders agreement;

     - generally not initiating or proposing any stockholder proposal in opposition to the recommendation of the USAi Board; and

     - not joining with others, other than Liberty and Mr. Diller under the transaction agreements entered into as part of the Universal transaction, for the purpose of acquiring, holding, voting or disposing of any USAi securities.

     The restrictions terminate on the earlier of the CEO termination date and such time as Mr. Diller becomes disabled.

Representation on the USAi Board

     Under the governance agreement, Universal is permitted to designate four persons, reasonably satisfactory to USAi, to the USAi Board, of whom no more than one can be a non-affiliate of Universal and generally will have the right to designate one USAi Board member for each 10% ownership of USAi equity, including USANi LLC shares, up to a maximum of four directors.

     In addition, under the governance agreement, provided that Liberty's USAi stock ownership remains at specified levels and subject to applicable law, Liberty has the right to designate up to two directors at the time when Liberty is no longer prohibited from having representation on the USAi Board. Under FCC law and regulations, Liberty is not currently permitted to have a designee on the USAi Board. The USANi LLC operating agreement provides that, subject to the same ownership thresholds, Liberty is permitted to designate one or two directors on the Board of Directors of the USANi LLC, to the extent that Liberty is not permitted to designate directors of USAi. There are currently three directors designated by Liberty on the Board of Directors of USANi LLC. The other members of the Board of Directors of USANi LLC are the USAi directors.

Fundamental Changes

     USAi has agreed that neither USAi nor any subsidiary of USAi, including USANi LLC, will effect a fundamental change without the prior approval of Universal, Liberty and Mr. Diller (each, a "stockholder") so long as those stockholders beneficially own certain minimum amounts of USAi securities. The fundamental changes are as follows:

     - Any transaction not in the ordinary course of business, launching new or additional channels or engaging in any new field of business which will result in or is reasonably likely to result in a stockholder being required under law to divest itself of all or any part of its USAi securities, USANi LLC shares or any material assets or render any ownership illegal or subject the stockholder to any fines, penalties or material additional restrictions or limitations.

     - Any combination of the following, in any case, in one transaction or a series of transactions during a six-month period, with a value of 10% or more of the market value of USAi's outstanding equity securities at the time of the transaction, assuming that all USANi LLC shares and Additional Liberty Shares are converted or exchanged into USAi securities:

       - acquiring or disposing of any assets or business, provided that the matters contemplated by the investment agreement including with respect to the spinoff, conducted in accordance with the investment agreement, will not require the prior approval of Liberty;

       - granting or issuing any debt or equity securities of USAi or any of its subsidiaries, including USANi LLC, other than as contemplated by the investment agreement;

       - redeeming, repurchasing or reacquiring any debt or equity securities of USAi or any of its subsidiaries including USANi LLC other than as contemplated by the investment agreement and agreements relating to the Additional Liberty Shares; or

       -  incurring any indebtedness.

     - For a five-year period following the closing of the Universal transaction, disposing of any interest in USA Networks or, other than in the ordinary course of business, its assets, provided that matters described in this bullet point will constitute a fundamental change only with respect to Mr. Diller and Universal and will not require the approval of Liberty.

     - Disposing of or issuing any USANi LLC shares except as contemplated by the investment agreement or pledges as part of financings.

     - Voluntarily beginning any liquidation, dissolution or winding up of USAi or any material subsidiary, including USANi LLC.

     - Making any material amendments to USAi's certificate of incorporation or by-laws.

     - Engaging in any line of business other than media, communications and entertainment products, services and programming, and electronic retailing, or other businesses engaged in by USAi on the date of the investment agreement or as contemplated by the investment agreement, provided that neither USAi nor the USANi LLC shall engage in theme park, arcade or film exhibition businesses so long as Universal is restricted from competing in such lines of business under non-compete or similar agreements and such agreements would be applicable to USAi and/or USANi LLC, as the case may be, by virtue of Universal's ownership. The matters described in the foregoing proviso will constitute a fundamental change only with respect to Mr. Diller and Universal and will not require the approval of Liberty.

     - Settling of any litigation, arbitration or other proceeding which is other than in the ordinary course of business and which involves any material restriction on the conduct of business by USAi or a stockholder or the continued ownership of assets by USAi or a stockholder.

     - Engaging in any transaction, other than those contemplated by the investment agreement, between USAi and its affiliates, on the one hand, and Mr. Diller, Universal or Liberty, and their respective affiliates, on the other hand, subject to exceptions relating to the size of the proposed transaction and those transactions which are otherwise on an arm's-length basis.

     - Adopting any stockholder rights plan or any other plan or arrangement that could reasonably be expected to disadvantage any stockholder on the basis of the size or voting power of its shareholding that would adversely affect such stockholder.

     - Entering into any agreement with any holder of USAi's equity securities or USANi LLC shares in such stockholder's or interest holder's capacity which grants the stockholder with approval rights similar in type and magnitude to those described in these fundamental changes.

     - Entering into any transaction that could reasonably be expected to impede USAi's ability to engage in the spinoff or cause it to be taxable.

Registration Rights

     The governance agreement provides that Universal, Liberty and Mr. Diller are entitled to customary registration rights (including six, four and two "demand" rights for Universal, Liberty and Mr. Diller, respectively) relating to the USAi securities they own.

STOCKHOLDERS AGREEMENT

     Universal, Liberty, Mr. Diller, USAi and Seagram are parties to a stockholders agreement, which, governs the ownership, voting, transfer or other disposition of USAi securities owned by Universal, Liberty and Mr. Diller and their respective affiliates under which Mr. Diller exercises voting control over the equity securities of USAi held by these persons and their affiliates.

Voting Authority

     Under the stockholders agreement, each of Universal and Liberty have granted to Mr. Diller an irrevocable proxy over all USAi securities owned by Universal, Liberty and their affiliates for all matters except for a fundamental change, which requires the consent of each of Mr. Diller, Universal and Liberty. The proxy will generally remain in effect until the earlier of the CEO termination date or the date that Mr. Diller becomes disabled, provided that Mr. Diller continues to beneficially own at least 5,000,000 shares of USAi's common stock, including options to acquire shares of USAi's common stock, whether or not exercisable.

     Universal, Liberty and Mr. Diller have also agreed to vote all USAi securities over which they have voting control in favor of the respective designees of Universal and Liberty to the USAi Board.

     Mr. Diller has agreed with Universal that, after the CEO termination date or the date that Mr. Diller becomes disabled, and so long as he beneficially owns USAi securities representing at least 7.5% of the total voting power (excluding securities beneficially owned by Universal or Liberty), at Universal's option, he will either vote his shares in his own discretion or in proportion to the vote of the public stockholders.

Liberty Conduct Limitations; Board Representation

     Liberty has agreed with Universal that it will not beneficially own approximately 21% or more of the equity of USAi, which percentage will be reduced to reflect sales of USAi equity by Liberty or in the event that Liberty does not exercise its preemptive right under the investment agreement, provided that if Liberty's initial ownership percentage is less than 20%, the reduction is calculated as if it were 20%. This restriction terminates upon the earlier of the time when Liberty beneficially owns less than 5% of the shares of USAi securities or the date that Universal beneficially owns fewer shares than Liberty beneficially owns (the "standstill termination date").

     Liberty also has agreed not to propose to the USAi Board the acquisition by Liberty, in a merger, tender offer or other business combination, of the outstanding USAi securities. Liberty has agreed to related restrictions on its conduct, including:

     - not seeking to elect directors to the USAi Board or otherwise to influence the management of USAi, other than as permitted by the governance agreement and the stockholders agreement;

     - not entering into agreements relating to the voting of USAi securities, except as permitted by the stockholders agreement;

     - generally not initiating or proposing any stockholder proposal in opposition to the recommendation of the USAi Board; and

     - not joining with others, other than Universal and Mr. Diller pursuant to the transaction agreements, for the purpose of acquiring, holding, voting or disposing of any USAi securities.

     The restrictions terminate on the earlier of the termination of Liberty's obligations under the stockholders agreement, when Liberty no longer beneficially owns at least 5% of the shares of USAi securities, or the standstill termination date.

     Liberty is not permitted to designate for election to the USAi Board more than two directors, subject to applicable law. This restriction terminates on the standstill termination date. For more information, see "-- Governance Agreement -- Representation on the USAi Board."

Restrictions on Transfers

     The stockholders agreement contains a number of provisions that limit or control the transfer of USAi securities, including USANi LLC shares, by Universal, Liberty and Mr. Diller. These provisions generally have the effect of permitting this group of stockholders to maintain control of a majority of the total voting power.

     Until the earlier of the CEO termination date or such date that Mr. Diller becomes disabled, neither Liberty nor Mr. Diller can transfer shares of USAi stock, other than:

     - transfers by Mr. Diller to pay taxes relating to USAi incentive compensation and stock options;

     -  transfers to each party's respective affiliates; and

     -  pledges relating to borrowings.

     These restrictions are subject to a number of exceptions, including the following:

     - After August 24, 2000, Liberty or Mr. Diller may generally sell all or any portion of their USAi stock.

     - Either stockholder may transfer USAi stock so long as, in the case of Mr. Diller, Mr. Diller continues to beneficially own at least 1,100,000 shares of USAi stock (including stock options) and, in the case of Liberty, Liberty continues to beneficially own at least 1,000,000 shares of USAi stock and, in the case of a transfer of the shares of Class B common stock by BDTV Entities (which together hold 11,811,702 shares of Class B common stock), after a transfer, Liberty, Universal and Mr. Diller collectively control 50.1% of the total voting power.

     Universal has agreed that, until August 24, 2000, it will not transfer shares of USAi's stock, or convert Class B common stock into USAi's common stock, subject to exceptions, which it acquired in the Universal transaction.

Rights of First Refusal and Tag-Along Rights

     Each of Universal and Mr. Diller have a right of first refusal with respect to some sales of USAi securities by the other party. Liberty's rights in this regard are secondary to any Universal right of first refusal on transfers by Mr. Diller. Liberty and Mr. Diller each also generally has a right of first refusal for some transfers by the other party. In addition, Universal has a right of first refusal (subject to Mr. Diller not having exercised his right of first refusal) for sales by Liberty prior to August 24, 2000 of a number of shares of USAi's stock having the aggregate number of votes represented by the shares of USAi's common stock and Class B common stock received by Universal in the Universal transaction. Rights of first refusal may be exercised by the stockholder or the stockholder's designee, subject to the terms of the stockholders agreement.

     In addition, Mr. Diller and Liberty have agreed to grant the other stockholder a right to "tag along" (i.e., participate on a proportional basis) on some sales of USAi stock by the transferring stockholder. These tag-along rights are limited by a number of exceptions.

     If Universal transfers a substantial amount of its USAi stock, Liberty and Mr. Diller will have the right to participate in that sale along with Universal, Liberty and Mr. Diller.

     Under the governance agreement, transfers of USAi securities by Universal (whether before or after the CEO termination date or the date that Mr. Diller becomes disabled) are subject to a right of first refusal in favor of USAi (but secondary to Mr. Diller's first refusal right), as long as Universal beneficially owns at least

20% of the total USAi securities. This right of first refusal does not apply to permitted transfers by Universal under the governance agreement, which are permitted prior to the CEO termination date. For more information, see "-- Governance Agreement -- Transfer Restrictions."

Put and Call Rights

     Universal, Liberty and Mr. Diller have agreed to put and call arrangements which grants one party the right to sell, or the other party the right to acquire, shares of USAi's stock held by another party.

     Liberty/Universal Put and Call Rights. Prior to the CEO termination date or the date Mr. Diller becomes disabled, Universal has the right to acquire substantially all of Liberty's USAi securities if Mr. Diller and Universal agree to take an action that would constitute a fundamental change described in the second bullet under "Fundamental Changes" above and Liberty does not provide its consent. In addition, at any time after the CEO termination date or the date Mr. Diller becomes disabled, Liberty has the right to require Universal to purchase substantially all of Liberty's USAi securities, and Universal has the reciprocal right to elect to acquire the shares.

     Universal also has rights and obligations to acquire Liberty's USAi securities under a permitted business combination, if Universal using its best efforts cannot provide Liberty with tax-free consideration as part of the transaction. This provision effectively means that, after the transaction, Liberty would not own in excess of 20% of the outstanding equity of the resulting company.

     Diller Put. Following the CEO termination date or the date Mr. Diller becomes disabled (the "put event"), Mr. Diller has the right, during the one-year period following the put event, to require Universal to purchase for cash shares of USAi stock beneficially owned by Mr. Diller and that were acquired by Mr. Diller from USAi. If the put event occurs prior to the fourth anniversary of the closing of the Universal transaction, the purchase price will be an average purchase price for the USAi's common stock for a period following public announcement of the put event. If the put event occurs after that four-year period, but Mr. Diller exercises his put right within 10 business days of the put event, the price will be based on the market price of USAi's common stock prior to public announcement of the put event. In all other cases, the price per share received by Mr. Diller will be an average market price for a period immediately preceding the exercise of the put.

     Mr. Diller's put right must be transferred by Universal if Universal sells a portion of its USAi securities to a third party. Universal's obligations with respect to the put terminate at the time that Universal no longer beneficially owns at least 10% of USAi's equity. Liberty does not have a tag-along right with respect to the put event exercise.

Transfers of Shares of Class B Common Stock

     During the term of the stockholders agreement, transfers of shares of USAi's Class B common stock are generally prohibited other than to another stockholder party or between a stockholder and its affiliates. If a stockholder proposes to transfer these shares, Mr. Diller is entitled to first swap any shares of USAi's common stock he owns for such shares. Thereafter, any other non-transferring stockholder (with Universal's right preceding Liberty's) may similarly swap shares of USAi's common stock for shares of USAi's Class B common stock proposed to be transferred. To the extent there remain shares of USAi's Class B common stock that the selling stockholder would otherwise transfer to a third party, the shares must be converted into shares of USAi's common stock prior to the transfer. This restriction does not apply to, among other transfers, a transfer by Universal after the CEO termination date. Under the governance agreement, a transferee of Universal's shares of USAi's Class B common stock must agree to the conduct and securities ownership restrictions applicable to Universal, if the transferee would own at least 10% of the total voting power.

BDTV Entity Arrangements

     Mr. Diller and Liberty will continue to have substantially similar arrangements with respect to the voting control and ownership of the equity of the BDTV Entities, which hold a substantial majority of the total voting power. These arrangements effectively provide that Mr. Diller controls the voting of USAi securities held by these entities, other than with respect to fundamental changes, and Liberty retains substantially all of the equity interest in the entities. If applicable law permits Liberty to hold directly the shares of USAi stock held by the BDTV Entities, then Liberty may purchase Mr. Diller's nominal equity interest in these entities for a fixed price, in which case the shares of USAi stock then held by Liberty would be subject to the proxy described above held by Mr. Diller with respect to Liberty's and Universal's shares of USAi stock under the stockholders agreement.

Termination of Stockholders Agreement

     Universal's rights and obligations generally terminate at the time when Universal no longer beneficially owns at least 10% of the USAi equity.

     Mr. Diller's and Liberty's rights and obligations under the stockholders agreement generally terminate (other than with respect to Mr. Diller's put right) at the time when, in the case of Mr. Diller, he no longer beneficially owns at least 1,100,000 shares of USAi's equity securities, and, in the case of Liberty, 1,000,000 shares. Liberty's rights and obligations relating to its put/call arrangements with Universal and its tag-along rights terminate when it no longer has the right to consent to fundamental changes under the governance agreement. For more information, see "-- Governance Agreement -- Fundamental Changes." Mr. Diller's rights and obligations, other than with respect to Mr. Diller's put right, also generally terminate upon the CEO termination date or the date Mr. Diller becomes disabled.

     Transferees of USAi securities as permitted by the stockholders agreement and who would beneficially own in excess of 15% of the total voting power are generally not entitled to any rights of the transferring stockholder under the agreement but are, for a period of 18 months, bound by the obligations regarding the election of directors. These transferees must also vote with respect to fundamental changes in the manner agreed upon by the other two stockholders. In addition, a transferee of Liberty or Mr. Diller who would own that amount of the total voting power would also be bound by, for a period of 18 months, the limitations on acquisitions of additional USAi securities summarized above under "-- Liberty Conduct Limitations; Board Representation."

SPINOFF AGREEMENT

     Universal, Liberty and USAi are parties to the spinoff agreement, which generally provides for interim arrangements relating to management of USAi and efforts to achieve the spinoff or a sale of USAi's broadcast stations and, in the case of a spinoff, arrangements relating to their respective rights (including preemptive rights) in USAi resulting from the spinoff. The provisions of the spinoff agreement do not become operative until the earlier of the CEO Termination Date or the date Mr. Diller becomes disabled.

     Liberty and Universal have agreed to use their reasonable best efforts to cause an interim CEO to be appointed, who is mutually acceptable to them and is independent of Liberty and Universal. If Universal elects, within 60 days of the CEO termination date or the date that Mr. Diller becomes disabled, to effect a sale of USAi's broadcast stations, this designated CEO would generally have a proxy to vote Liberty's USAi stock, at Universal's option, either in such CEO's discretion or in the same proportion as the public stockholders, pending completion of the station divestiture.

     If Universal elects to complete the station divestiture, Liberty, Universal and USAi have agreed to use best efforts to cause the divestiture to be structured as a tax-free distribution to USAi's shareholders (the spinoff). If a tax-free spinoff is not available, USAi has agreed to use its best efforts to sell the stations, except that if the USAi Board, other than any designees of Universal or Liberty, concludes that a taxable spinoff, when compared with a sale, represents a superior alternative, USAi will complete a taxable spinoff. Universal has agreed to reimburse Liberty as part of any taxable spinoff in an amount up to $50 million with respect to any actual tax liability incurred by Liberty in the transaction.

     If Universal makes the election described above, Liberty has agreed not to transfer, directly or indirectly, any of its USAi common stock or USAi Class B common stock for a period of fourteen months after the

CEO termination date (or the date that Mr. Diller becomes disabled) if the transfer would result in Universal and Liberty ceasing to own at least 50.1% of the outstanding USAi voting power (as long as Universal has not transferred more than 3% of the outstanding USAi stock following the closing of the Universal transaction).

     The spinoff agreement also contains agreements between Universal and Liberty regarding the selection of the CEO of the company resulting from the spinoff, and provides that the stockholders agreement shall continue in effect subject to its terms with respect to USAi following the spinoff.

     Liberty and Universal have also agreed not to take any action under the spinoff agreement that would cause the loss or termination of USAi's FCC licenses or cause the FCC to fail to renew those licenses.

     USAi has agreed that, so long as: (1) Universal beneficially owns at least 40% of the total equity securities of USAi and no other stockholder owns more than the amount owned by Universal, or (2) Liberty and Universal together own at least 50.1% of such equity securities, USAi will use its reasonable best efforts to enable Universal and Liberty to achieve the purposes of the spinoff agreement.

     The spinoff agreement terminates, with respect to Universal, at the earlier of (a) the termination of Universal's right to seek a spinoff under the investment agreement or (b) such time as Universal beneficially owns less than 7.5% of the voting power of USAi's equity securities. Liberty's rights terminate at the earlier of the termination generally of Liberty's rights and obligations under the stockholders agreement or when Liberty beneficially owns less than 7.5% of the voting power of USAi equity securities.

ANCILLARY BUSINESS AGREEMENTS

     Under the Universal transaction, USAi and Universal have agreed to various other business relationships relating to Studios USA and the other businesses of Universal. These agreements cover the following principal areas:

DOMESTIC TELEVISION DISTRIBUTION AGREEMENT

     For a period of 15 years following the closing of the Universal transaction, USAi will generally be the exclusive distributor in the United States of television programs with respect to which Universal is retaining, or acquires, distribution rights. This programming includes substantial television product owned by Universal as part of its television library (such as series no longer in production, "made for television" movies, animated programs, action adventures and talk shows). This exclusive relationship is subject to exceptions regarding future extraordinary transactions by Universal and excluded programming. USAi will receive a 10% distribution fee (based on gross receipts) for Universal television library programs and any one-hour programs it distributes and fees ranging from 5% to 7.5% for other programs.

INTERNATIONAL TELEVISION DISTRIBUTION AGREEMENT

     USANi LLC has granted Universal an exclusive right similar to the rights described above regarding the distribution outside the United States of programming owned or controlled by USANi LLC (other than the Home Shopping Network programming services and similar home shopping programming of USAi). Universal will generally receive a 10% distribution fee with respect to distributed USANi LLC programs. Subject to exceptions, USAi has generally agreed that it will not engage in the international programming distribution business, and Universal has agreed to give first priority to USAi programming under its output and volume deals with foreign distribution customers.

INTERNATIONAL TV JOINT VENTURE

     Universal and USAi have agreed to form a 50-50 joint venture to be managed by Universal which will own, operate and exploit the international development of USA Network, The Sci-Fi Channel and a new action/suspense channel known as "13th Street." Under the agreement, unless USAi elects not to participate in the venture (in which case Universal will acquire USAi's 50% interest or Sci-Fi Europe and USA's international business for an agreed-upon price), which election USAi expects to be made in the second quarter of 1999, each of Universal and USAi has agreed to fund up to $100 million in additional capital contributions. The developed international channels will be managed by Universal. The international joint venture agreement will also generally, so long as USAi is a member of the venture, give Universal the option to develop, other international channels based on new domestic channels that USAi develops (other than home shopping channels and local broadcast stations).

OTHER ONGOING BUSINESS RELATIONSHIPS

     USANi and Universal have also agreed that, with respect to television productions for the major networks produced by Studios USA or USA Networks in Southern California or Florida, USANi LLC generally will utilize the preproduction, production and post-production facilities of Universal, at specified rates.

     The parties will enter into various agreements relating to merchandising of products derived from Studios USA acquired programs, video distribution of USANi LLC programs, music publishing and theme park rights. In addition, Universal agreed to provide services to USANi LLC on a transitional basis for up to one year following the closing of the Universal transaction at specified fees.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a) List of Documents filed as part of this Report

           (1) -- Consolidated Financial Statements

                 Report of Independent Auditor -- Ernst & Young LLP.

                 Consolidated Statement of Operations for the Years Ended
                  December 31, 1998, 1997 and 1996.


                 Consolidated Balance Sheets as of December 31, 1998 and 1997.


                 Consolidated Statement of Stockholders' Equity for the Years
                  Ended December 31, 1998, 1997 and 1996.

                 Consolidated Statements of Cash Flows for Years Ended December
                  31, 1998, 1997 and 1996.

                  Notes to Consolidated Financial Statements.

           (2) -- Consolidated Financial Statement Schedules


    SCHEDULE
     NUMBER                                                                    PAGE NUMBER
    --------                                                                   -----------
       II        -- Valuation and Qualifying Accounts........................      114


     All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

           (3) -- Exhibits (numbered in accordance with Item 601 of Regulation S-K)


    EXHIBIT
    NUMBER                            DESCRIPTION                           NUMBER
    -------                           -----------                           ------
     2.1      Agreement and Plan of Exchange and Merger, dated as of
              August 25, 1996, by and among Silver King Communications,
              Inc., House Acquisition Corp., Home Shopping Network, Inc.
              and Liberty HSN, Inc., filed as Appendix B to USAi's
              Definitive Proxy Statement, dated November 20, 1996, is
              incorporated herein by reference.
     2.2      Agreement and Plan of Merger by and among Silver King
              Communications, Inc., Thames Acquisition Corporation and
              Savoy Pictures Entertainment, Inc., as amended and restated
              as of August 13, 1996, filed as Appendix A to USAi's
              Definitive Proxy Statement, dated November 20, 1996, is
              incorporated herein by reference.
     2.3      Investment Agreement, dated as of October 19, 1997, among
              Universal Studios, Inc., HSN, Inc., Home Shopping Network,
              Inc. and Liberty Media Corporation, as amended and restated
              as of December 18, 1997, filed as Appendix A to USAi's
              Definitive Proxy Statement, dated January 12, 1998, is
              incorporated herein by reference.
     2.4      Amended and Restated Agreement and Plan of Reorganization,
              dated as of August 12, 1998, among CitySearch, Inc.,
              Tiberius, Inc., USA Networks, Inc., Ticketmaster Group,
              Inc., Ticketmaster Corporation and Ticketmaster Multimedia
              Holdings, Inc., filed as Exhibit 10 to USAi's Form 10-Q, for the quarter ended September 30, 1998, is incorporated herein by reference.

    EXHIBIT
    NUMBER                            DESCRIPTION                           NUMBER
    -------                           -----------                           ------
     2.5      Agreement and Plan of Merger, dated as of March 20, 1998, by and among USAi, Brick Acquisition Corp. and Ticketmaster
              Group, Inc., filed as Exhibit 10.61 to USAi's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated herein by reference.
     2.6      Agreement and Plan of Reorganization, dated as of February
              8, 1999, by and among USAi, Ticketmaster Online-CitySearch,
              Inc., Lycos, Inc., USA Interactive Inc., Lemma, Inc. and
              Tycho, Inc. (the "Merger Agreement"), including Form of
              Certificate of Designations, Preferences and Rights of
              Series A Convertible Redeemable Preferred Stock of USA/Lycos
              Interactive Networks, Inc. (Exhibit B to the Merger
              Agreement), filed as Exhibit 2.1 to USAi's, Form 8-K filed on February 26, 1999, is incorporated herein by reference.
     2.7      Contribution Agreement, dated as of February 8, 1999, by and among USAi, USANi LLC and USA Interactive Inc., filed as
              Exhibit 2.2 to USAi's Form 8-K filed on February 26, 1999, is incorporated herein by reference.
     2.8      Stock Option Agreement, dated February 8, 1999, between
              Lycos, Inc. and USAi (Exhibit A-1 to the Merger Agreement),
              filed as Exhibit 2.3 to USAi's Form 8-K filed on February
              26, 1999, is incorporated herein by reference.
     2.9      Stock Option Agreement, dated February 8, 1999, between
              Lycos, Inc. and Ticketmaster Online-City Search, Inc.
              (Exhibit A-2 to the Merger Agreement), filed as Exhibit 2.4 to USAi's Form 8-K filed on February 26, 1999, is
              incorporated herein by reference.
     3.1      Restated Certificate of Incorporation of USAi filed as
              Exhibit 3.1 to USAi's Form 8-K, dated February 23, 1998, is incorporated herein by reference.
     3.2      Amended and Restated By-Laws of USAi filed as Exhibit 3.1 to
              USAi's Form 8-K, dated January 9, 1998, is incorporated
              herein by reference.
     4.1      Indenture, dated as of November 23, 1998, among USAi, USANi
              LLC, the Guarantors party thereto, and The Chase Manhattan
              Bank, as Trustee, filed as Exhibit 4.1 to USAi's
              Registration Statement on Form S-4, dated January 27, 1999
              (the "S-4") is incorporated herein by reference.
     4.2      Form of 6  3/4% Senior Notes due 2005 (included as Exhibit B to Exhibit 4.1 to USAi's S-4).
     4.3      Exchange and Registration Rights Agreement, dated as of
              November 23, 1998, among USAi, USANi LLC, the Guarantors
              party thereto, and Chase Securities Inc., Bear, Stearns &
              Co. Inc., BNY Capital Markets, Inc. and NationsBanc
              Montgomery Securities LLC, filed as Exhibit 4.3 to the S-4 is incorporated herein by reference.
     4.4      Indenture, dated as of June 25, 1993, for the Savoy 7%
              Convertible Subordinated Debentures due July 1, 2003, filed as Exhibit 4(d) to Savoy's S-1 Registration Statement No.
              33-63192, is incorporated herein by reference.
     4.5      First Supplemental Indenture, dated as of October 24, 1993, for the Savoy 7% Convertible Debentures due July 1, 2003,
              filed as Exhibit 4(e) to Savoy's S-1 Registration Statement
              No. 33-70160, is incorporated herein by reference.
     4.6      Second Supplemental Indenture, dated as of December 17,
              1993, for the Savoy 7% Convertible Debentures due July 1,
              2003, filed as Exhibit 4(e) to Savoy's Annual Report on Form
              10-K for the fiscal year ended December 31, 1993, is
              incorporated herein by reference.

    EXHIBIT
    NUMBER                            DESCRIPTION                           NUMBER
    -------                           -----------                           ------
     4.7      Third Supplemental Indenture, dated as of December 19, 1996, for the Savoy 7% Convertible Debentures due July 1, 2003
              filed as Exhibit 4.1 to Savoy's Form 8-K, dated December 19,
              1996, is incorporated herein by reference.
    10.1      Form of Affiliation Agreements between USAi and Home
              Shopping, filed as Exhibit 10.2 to USAi's Registration
              Statement on Form 10, as amended, is incorporated herein by reference.
    10.2*     Form of 1992 Stock Option and Restricted Stock Plan between
              USAi and Home Shopping, filed as Exhibit 10.6 to USAi's
              Registration Statement on Form 8, as amended, is
              incorporated herein by reference.
    10.3*     Form of Retirement Savings and Employment Stock Ownership
              Plan, filed as Exhibit 10.8 to USAi's Registration Statement on Form 8, as amended, is incorporated herein by reference.
    10.4      Form of Indemnification Agreement, filed as Exhibit 10.10 to
              USAi's Registration Statement on Form 10, as amended, is
              incorporated herein by reference.
    10.5      Form of Loan Agreement, as amended, by and between Silver
              King Capital Corporation, Inc. and Roberts Broadcasting
              Company of Denver, filed as Exhibit 10.17 to USAi's Annual
              Report on Form 10-K, for the fiscal year ended August 31,
              1994, is incorporated herein by reference.
    10.6      Form of Shareholder Agreement by and among Silver King
              Capital Corporation, Inc., Roberts Broadcasting Company of
              Denver, Michael V. Roberts and Steven C. Roberts, filed as
              Exhibit 10.18 to USAi's Annual Report on Form 10-K, for the
              fiscal year ended August 31, 1994, is incorporated herein by reference.
    10.7      Limited Liability Company Agreement, Funding Agreement and
              Form of First Amendment to LLC, Registration Rights
              Agreement and associated documents between USAi, the Class A
              Shareholders of Blackstar Communications, Inc. and Fox
              Television Stations, Inc., dated as of June 27, 1995 and
              August 18, 1995, filed as Exhibit 10.23 to USAi's Annual
              Report on Form 10-K, for the fiscal year ended August 31,
              1995, are incorporated herein by reference.
    10.8*     1986 Stock Option Plan for Employees, dated as of August 1,
              1986, filed as Exhibit 10.33 to Home Shopping's Form S-1
              Registration Statement No. 33-8560, is incorporated herein by reference.
    10.9*     First, Second, Third and Fourth Amendments to the 1986 Stock
              Option Plan for Employees, filed as Exhibit 10.31 to Home
              Shopping's Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, are incorporated herein by
              reference.
    10.10*    Form of 1990 Executive Stock Award Program, dated as of
              October 17, 1990, as amended, filed as Exhibit 10.23 to Home
              Shopping's Annual Report on Form 10-K, for the fiscal year ended August 31, 1991, is incorporated herein by reference.
    10.11     Stock Purchase Agreement by and between Home Shopping and
              The National Registry Inc., dated as of April 28, 1992,
              filed as Exhibit 10.29 to Home Shopping's Annual Report on
              Form 10-K, for the fiscal year ended August 31, 1992, is
              incorporated herein by reference.
    10.12*    Home Shopping Network, Inc. Employee Stock Purchase Plan and
              Part-Time Employee Stock Purchase Plan, filed as Exhibit
              10.30 to Home Shopping's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1994, is incorporated herein by reference.

    EXHIBIT
    NUMBER                            DESCRIPTION                           NUMBER
    -------                           -----------                           ------
    10.13*    Home Shopping Network, Inc. Employee Equity Participation
              Plan and Agreement and Declaration of Trust, filed as
              Exhibit 10.31 to Home Shopping's Annual Report on Form 10-K,
              for the fiscal year ended December 31, 1994, is incorporated herein by reference.
    10.14*    Home Shopping Network, Inc. 1996 Stock Option Plan for
              Employees, filed as Exhibit A to the Home Shopping
              Definitive Proxy Statement, dated March 28, 1996, is
              incorporated herein by reference.
    10.15*    Home Shopping Network, Inc. 1996 Stock Option Plan for
              Outside Directors, filed as Exhibit B to the Home Shopping
              Definitive Proxy Statement, dated March 28, 1996, is
              incorporated herein by reference.
    10.16     Binding Term Sheet for the Stockholders Agreement, dated as of August 24, 1995, between Barry Diller and Liberty Media
              Corporation and the First Amendment thereto, dated August
              25, 1996, filed as Appendix I to USAi's Definitive Proxy
              Statement, dated November 20, 1996, are incorporated herein by reference.
    10.17     Exchange Agreement, dated as of December 20, 1996, by and
              between the Registrant and Liberty HSN, Inc. filed as
              Exhibit 10.25 to USAi's Annual Report on Form 10-K, for the
              fiscal year ended December 31, 1996, is incorporated herein by reference.
    10.18*    Equity and Bonus Compensation Agreement, dated as of August
              24, 1995, between Barry Diller and the Registrant filed as
              Exhibit 10.26 to USAi's Annual Report on Form 10-K, for the
              fiscal year ended December 31, 1996, is incorporated herein by reference.
    10.19*    Silver King Communications, Inc. 1995 Stock Incentive Plan
              filed as Appendix G to USAi's Definitive Proxy Statement,
              dated November 20, 1996, is incorporated herein by
              reference.
    10.20*    Silver King Communications, Inc. Directors' Stock Option
              Plan filed as Appendix H to USAi's Definitive Proxy
              Statement, dated November 20, 1996, is incorporated herein by reference.
    10.21*    Employment Agreement between Home Shopping and James G.
              Held, dated as of November 24, 1995, filed as Exhibit 10.35 to Home Shopping's Annual Report on Form 10-K, for the
              fiscal year ended December 31, 1995, is incorporated herein by reference.
    10.22     Letter Agreement, dated January 28, 1997, between Home
              Shopping Network, Inc. and Leo J. Hindery, Jr. filed as
              Exhibit 10.22 to the S-4, is incorporated herein by
              reference.
    10.23     Letter Agreement, dated April 3, 1996, between Home Shopping
              Network, Inc. and Gen. H. Norman Schwarzkopf filed as
              Exhibit 10.34 to USAi's Annual Report on Form 10-K, for the
              fiscal year ended December 31, 1996, is incorporated herein by reference.
    10.24     Shareholders Agreement, dated December 12, 1996, relating to
              Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co.
              Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel
              Co. Ltd. filed as Exhibit 10.35 to USAi's Annual Report on
              Form 10-K, for the fiscal year ended December 31, 1996, is incorporated herein by reference.

    EXHIBIT
    NUMBER                            DESCRIPTION                           NUMBER
    -------                           -----------                           ------
    10.25     Services and Trademark License Agreement, dated as of
              December 12, 1996, between Home Shopping Network, Inc. and
              Jupiter Shop Channel Co. Ltd., filed as Exhibit 10.36 to
              USAi's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996, is incorporated herein by reference.
    10.26     Purchase and Sale Agreement among Home Shopping Network
              GmbH, Home Shopping Network, Inc., Quelle Schickedanz AG &
              Co., Mr. Thomas Kirch and Dr. Georg Kofler, dated as of
              January 16, 1997, filed as Exhibit 10.37 to USAi's Annual
              Report on Form 10-K for the fiscal year ended December 31,
              1996, is incorporated herein by reference.
    10.27     Joint Venture Agreement between Quelle Schickedanz AG & Co.,
              Home Shopping Network, Inc., Home Shopping Network GmbH, Mr.
              Thomas Kirch and Dr. Georg Kofler, filed as Exhibit 5.3 to the Purchase and Sale Agreement, filed as Exhibit 10.38 to
              USAi's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996, is incorporated herein by reference.
    10.28     License Agreement, dated as of January 1, 1996, between
              Ronald A. Katz Technology Licensing, L.P. and Home Shopping
              Network, Inc., filed as Exhibit 10.39 to USAi's Annual
              Report on Form 10-K for the fiscal year ended December 31,
              1996, is incorporated herein by reference.
    10.29     Shareholder Agreement, dated as of April 26, 1996, by and
              among Channel 66 of Vallejo, California, Inc., Whitehead
              Media of California, Inc. and Silver King Capital
              Corporation, Inc., filed as Exhibit 10.40 to USAi's Annual
              Report on Form 10-K for the fiscal year ended December 31,
              1996, is incorporated herein by reference.
    10.30     Loan Agreement, dated as of April 26, 1996, by and between
              SKC Investments, Inc. and Channel 66 of Vallejo, California,
              Inc., filed as Exhibit 10.41 to USAi's Annual Report on Form
              10-K for the fiscal year ended December 31, 1996, is
              incorporated herein by reference.
    10.31     Joint Venture and License Agreement, dated as of June 12,
              1992, between Savoy Pictures Entertainment, Inc. and Home
              Box Office, Inc. (confidential treatment for portions
              thereof granted), filed as Exhibit 10(a) to Savoy's S-1
              Registration Statement No. 33-57956, is incorporated herein by reference.
    10.32     License Agreement, dated as of June 12, 1992, among Savoy
              Pictures Entertainment, Inc. and Home Box Office, Inc.
              (confidential treatment of portions thereof granted), filed as Exhibit 10(b) to Savoy's S-1 Registration Statement No.
              33-57956, is incorporated herein by reference.
    10.33     Warrant Agreement, dated as of March 2, 1992, between Savoy
              Pictures Entertainment, Inc. and Allen & Company
              Incorporated, filed as Exhibit 10(f) to Savoy's S-1
              Registration Statement No. 33-57956, is incorporated herein by reference.
    10.34     Warrant Agreement, dated as of March 2, 1992, between Savoy
              Pictures Entertainment, Inc. and GKH Partners, L.P., filed as Exhibit 10(g) to Savoy's S-1 Registration Statement No.
              33-57956, is incorporated herein by reference.
    10.35     Warrant Agreement, dated as of April 20, 1994, between Savoy and GKH Partners, L.P., filed as Exhibit 10.2 to Savoy's
              Form 10-Q for the quarter ended March 31, 1994, is
              incorporated herein by reference.
    10.36*    Amended and Restated Stock Option Plan (including form of
              Stock Options Agreement) filed as Exhibit 4.1 to Savoy's
              Registration Statement No. 33-70740, is incorporated herein by reference.

    EXHIBIT
    NUMBER                            DESCRIPTION                           NUMBER
    -------                           -----------                           ------
    10.37*    Savoy 1995 Stock Option Plan filed as Exhibit 10(+) to
              Savoy's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1995, is incorporated herein by reference.
    10.38     $1,600,000,000 Credit Agreement, dated February 12, 1998,
              among USAi, USANi LLC, as Borrower, Various Lenders, The
              Chase Manhattan Bank as Administrative Agent, Syndication
              Agent and Collateral Agent, and Bank of America National
              Trust & Savings Association and The Bank of New York as Co-
              Documentation Agents, filed as Exhibit 10.50 to USAi's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1997 is incorporated herein by reference.
    10.39     First Amendment and Consent, dated as of June 24, 1998, to the Credit Agreement, dated February 12, 1998, among USAi,
              USANi LLC, as Borrower, Various Lenders, The Chase Manhattan
              Bank, as Administrative Agent, Syndication Agent and
              Collateral Agent, and Bank of America National Trust &
              Savings Association and The Bank of New York, as
              Co-Documentation Agents, filed as Exhibit 10.39 to the S-4, is incorporated herein by reference.
    10.40     Second Amendment, dated as of October 9, 1998, to the Credit
              Agreement, dated February 12, 1998, among USAi, USANi LLC, as Borrower, Various Lenders, The Chase Manhattan Bank, as
              Administrative Agent, Syndication Agent and Collateral
              Agent, and Bank of America National Trust & Savings
              Association and The Bank of New York, as Co-Documentation
              Agents, filed as Exhibit 10.40 to the S-4, is incorporated herein by reference.
    10.41     Form of Governance Agreement among HSN, Inc., Universal
              Studios, Inc., Liberty Media Corporation and Barry Diller,
              dated as of October 19, 1997, filed as Appendix B to USAi's
              Definitive Proxy Statement, dated January 12, 1998, is
              incorporated herein by reference.
    10.42     Form of Stockholders Agreement among Universal Studios,
              Inc., Liberty Media Corporation, Barry Diller, HSN, Inc. and
              The Seagram Company Ltd. dated as of October 19, 1997, filed as Appendix C to USAi's Definitive Proxy Statement, dated
              January 12, 1998, is incorporated herein by reference.
    10.43     Form of Spinoff Agreement between Liberty Media Corporation and Universal Studios, Inc. dated as of October 19, 1997,
              filed as Appendix D to USAi's Definitive Proxy Statement,
              dated January 12, 1998, is incorporated herein by reference.
    10.44*    HSN, Inc. 1997 Stock and Annual Incentive Plan filed as
              Exhibit F to USAi's Definitive Proxy Statement, dated
              January 12, 1998, is incorporated herein by reference.
    10.45*    Employment Agreement between Thomas J. Kuhn and HSN, Inc.
              dated February 9, 1998 filed as Exhibit 10.56 to USAi's
              Annual Report on Form 10-K, for the fiscal year ended
              December 31, 1997 is incorporated herein by reference.
    10.46*    Employment Agreement between Dara Khosrowshahi and USAi,
              dated March 2, 1998, filed as Exhibit 10.57 to USAi's Annual
              Report on Form 10-K, for the fiscal year ended December 31,
              1997, is incorporated herein by reference.
    10.47*    Employment Agreement between Michael P. Durney and USAi,
              dated March 30, 1998, filed as Exhibit 10.9 to USAi's 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.

    EXHIBIT
    NUMBER                            DESCRIPTION                           NUMBER
    -------                           -----------                           ------
    10.48*    HSN, Inc. Retirement Savings Plan ("Savings Plan"), filed as
              Exhibit 10.58 to USAi's Form 10-K for the fiscal year ended
              December 31, 1997 is incorporated herein by reference.
    10.49*    Amendment to the Savings Plan, filed as Exhibit 10.49 to the
              S-4, is incorporated herein by reference.
    10.50     Exchange Agreement, dated as of October 19, 1997, by and
              among HSN, Inc. (renamed USA Networks, Inc.), Universal
              Studios, Inc. (and certain of its subsidiaries) and Liberty
              Media Corporation (and certain of its subsidiaries) filed as
              Exhibit 10.60 to USAi's Annual Report on Form 10-K, for the
              fiscal year ended December 31, 1997, is incorporated herein by reference.
    10.51     Cooperation, Non-Competition and Confidentiality Agreement
              by and between USAi and Fredric D. Rosen, dated as of March
              9, 1998, filed as Exhibit 6 to Amendment No. 4 to USAi's
              report on Schedule 13D for Ticketmaster Group, Inc., dated
              March 23, 1998, is incorporated herein by reference.
    10.52     License and Services Agreement, dated as of August 12, 1998, by and between Ticketmaster Corporation, Ticketmaster
              Multimedia Holdings, Inc., and USAi(confidential treatment for portions thereof granted), filed as Exhibit 10.29 to
              Ticketmaster Online-CitySearch, Inc.'s Form S-1 Registration
              Statement No. 333-64855, is incorporated herein by
              reference.
    21.1**    Subsidiaries of USAi
    23.1**    Consent of Ernst & Young LLP
    27.1**    Financial Data Schedule for the year ended December 31, 1998
              (for SEC use only)
    27.2**    Financial Data Schedule for the year ended December 31, 1997
              (for SEC use only)
    27.3**    Financial Data Schedule for the year ended December 31, 1996
              (for SEC use only)

---------------

*   Reflects management contracts and compensatory plans.

**  Filed herewith

           (b) Reports on Form 8-K

               On February 26, 1999, USAi filed a report on Form 8-K describing the terms of the agreement among Lycos, Inc., Ticketmaster Online-CitySearch, Inc. and USAi.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MARCH 24, 1999

                                          USA NETWORKS, INC.


                                          By:       /s/ BARRY DILLER


                                            ------------------------------------


                                                        Barry Diller

                                            Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1999.



                  SIGNATURE                                              TITLE
                  ---------                                              -----
              /s/ BARRY DILLER                    Chairman of the Board, Chief Executive Officer and
---------------------------------------------     Director
                Barry Diller

            /s/ MICHAEL P. DURNEY                 Vice President and Controller (Chief Accounting
---------------------------------------------     Officer)
              Michael P. Durney

            /s/ VICTOR A. KAUFMAN                 Director, Office of the Chairman and Chief
---------------------------------------------     Financial Officer (Principal Financial Officer)
              Victor A. Kaufman

              /s/ PAUL G. ALLEN                   Director
---------------------------------------------
                Paul G. Allen

           /s/ EDGAR BRONFMAN, JR.                Director
---------------------------------------------
             Edgar Bronfman, Jr.

            /s/ DONALD R. KEOUGH                  Director
---------------------------------------------
              Donald R. Keough

          /s/ ROBERT W. MATSCHULLAT               Director
---------------------------------------------
            Robert W. Matschullat

             /s/ SAMUEL MINZBERG                  Director
---------------------------------------------
               Samuel Minzberg

            /s/ WILLIAM D. SAVOY                  Director
---------------------------------------------
              William D. Savoy

          /s/ H. NORMAN SCHWARZKOPF               Director
---------------------------------------------
            H. Norman Schwarzkopf

                                                                     SCHEDULE II

                      USA NETWORKS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


                                    BALANCE AT    CHARGES TO      CHARGES                        BALANCE
                                    BEGINNING     COSTS AND      TO OTHER      DEDUCTIONS --     AT END
DESCRIPTION                         OF PERIOD      EXPENSES     ACCOUNTS(2)     DESCRIBE(1)     OF PERIOD
-----------                         ----------    ----------    -----------    -------------    ---------
                                                               (IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31, 1998....    $3,588       $19,092        $3,755          $(5,825)       $20,610
                                      ======       =======        ======          =======        =======
  Year ended December 31, 1997....    $2,679       $ 3,432        $  813          $(3,336)       $ 3,588
                                      ======       =======        ======          =======        =======
  Year ended December 31, 1996....    $   68       $    23        $2,751          $  (163)       $ 2,679
                                      ======       =======        ======          =======        =======


---------------

(1) Write-off fully reserved accounts receivable.


(2) Amounts relate to mergers with Savoy Pictures Entertainment, Inc. and subsidiaries, Home Shopping Network, Inc. and subsidiaries for 1996, the acquisition of USA Networks, Inc.'s interest in Ticketmaster Group, Inc. in 1997 and the acquisition of USA Network as part of the Universal Transaction in 1998.

                                 EXHIBIT INDEX



                                                                            SEQUENTIALLY
    EXHIBIT                                                                   NUMBERED
    NUMBER                                                                      PAGE
    -------                                                                 ------------
     2.1      Agreement and Plan of Exchange and Merger, dated as of
              August 25, 1996, by and among Silver King Communications,
              Inc., House Acquisition Corp., Home Shopping Network, Inc.
              and Liberty HSN, Inc., filed as Appendix B to USAi's
              Definitive Proxy Statement, dated November 20, 1996, is
              incorporated herein by reference.
     2.2      Agreement and Plan of Merger by and among Silver King
              Communications, Inc., Thames Acquisition Corporation and
              Savoy Pictures Entertainment, Inc., as amended and restated
              as of August 13, 1996, filed as Appendix A to USAi's
              Definitive Proxy Statement, dated November 20, 1996, is
              incorporated herein by reference.
     2.3      Investment Agreement, dated as of October 19, 1997, among
              Universal Studios, Inc., HSN, Inc., Home Shopping Network,
              Inc. and Liberty Media Corporation, as amended and restated
              as of December 18, 1997, filed as Appendix A to USAi's
              Definitive Proxy Statement, dated January 12, 1998, is
              incorporated herein by reference.
     2.4      Amended and Restated Agreement and Plan of Reorganization,
              dated as of August 12, 1998, among CitySearch, Inc.,
              Tiberius, Inc., USA Networks, Inc., Ticketmaster Group,
              Inc., Ticketmaster Corporation and Ticketmaster Multimedia
              Holdings, Inc., filed as Exhibit 10 to USAi's Form 10-Q, for the quarter ended September 30, 1998, is incorporated herein by reference.
     2.5      Agreement and Plan of Merger, dated as of March 20, 1998, by and among USAi, Brick Acquisition Corp. and Ticketmaster
              Group, Inc., filed as Exhibit 10.61 to USAi's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated herein by reference.
     2.6      Agreement and Plan of Reorganization, dated as of February
              8, 1999, by and among USAi, Ticketmaster Online-CitySearch,
              Inc., Lycos, Inc., USA Interactive Inc., Lemma, Inc. and
              Tycho, Inc. (the "Merger Agreement"), including Form of
              Certificate of Designations, Preferences and Rights of
              Series A Convertible Redeemable Preferred Stock of USA/Lycos
              Interactive Networks, Inc. (Exhibit B to the Merger
              Agreement), filed as Exhibit 2.1 to USAi's, Form 8-K filed on February 26, 1999, is incorporated herein by reference.
     2.7      Contribution Agreement, dated as of February 8, 1999, by and among USAi, USANi LLC and USA Interactive Inc., filed as
              Exhibit 2.2 to USAi's Form 8-K filed on February 26, 1999, is incorporated herein by reference.
     2.8      Stock Option Agreement, dated February 8, 1999, between
              Lycos, Inc. and USAi (Exhibit A-1 to the Merger Agreement),
              filed as Exhibit 2.3 to USAi's Form 8-K filed on February
              26, 1999, is incorporated herein by reference.
     2.9      Stock Option Agreement, dated February 8, 1999, between
              Lycos, Inc. and Ticketmaster Online-City Search, Inc.
              (Exhibit A-2 to the Merger Agreement), filed as Exhibit 2.4 to USAi's Form 8-K filed on February 26, 1999, is
              incorporated herein by reference.
     3.1      Restated Certificate of Incorporation of USAi filed as
              Exhibit 3.1 to USAi's Form 8-K, dated February 23, 1998, is incorporated herein by reference.

                                                                            SEQUENTIALLY
    EXHIBIT                                                                   NUMBERED
    NUMBER                                                                      PAGE
    -------                                                                 ------------
     3.2      Amended and Restated By-Laws of USAi filed as Exhibit 3.1 to
              USAi's Form 8-K, dated January 9, 1998, is incorporated
              herein by reference.
     4.1      Indenture, dated as of November 23, 1998, among USAi, USANi
              LLC, the Guarantors party thereto, and The Chase Manhattan
              Bank, as Trustee, filed as Exhibit 4.1 to USAi's
              Registration Statement on Form S-4, dated January 27, 1999
              (the "S-4") is incorporated herein by reference.
     4.2      Form of 6  3/4% Senior Notes due 2005 (included as Exhibit B to Exhibit 4.1 to USAi's S-4).
     4.3      Exchange and Registration Rights Agreement, dated as of
              November 23, 1998, among USAi, USANi LLC, the Guarantors
              party thereto, and Chase Securities Inc., Bear, Stearns &
              Co. Inc., BNY Capital Markets, Inc. and NationsBanc
              Montgomery Securities LLC, filed as Exhibit 4.3 to the S-4 is incorporated herein by reference.
     4.4      Indenture, dated as of June 25, 1993, for the Savoy 7%
              Convertible Subordinated Debentures due July 1, 2003, filed as Exhibit 4(d) to Savoy's S-1 Registration Statement No.
              33-63192, is incorporated herein by reference.
     4.5      First Supplemental Indenture, dated as of October 24, 1993, for the Savoy 7% Convertible Debentures due July 1, 2003,
              filed as Exhibit 4(e) to Savoy's S-1 Registration Statement
              No. 33-70160, is incorporated herein by reference.
     4.6      Second Supplemental Indenture, dated as of December 17,
              1993, for the Savoy 7% Convertible Debentures due July 1,
              2003, filed as Exhibit 4(e) to Savoy's Annual Report on Form
              10-K for the fiscal year ended December 31, 1993, is
              incorporated herein by reference.
     4.7      Third Supplemental Indenture, dated as of December 19, 1996, for the Savoy 7% Convertible Debentures due July 1, 2003
              filed as Exhibit 4.1 to Savoy's Form 8-K, dated December 19,
              1996, is incorporated herein by reference.
    10.1      Form of Affiliation Agreements between USAi and Home
              Shopping, filed as Exhibit 10.2 to USAi's Registration
              Statement on Form 10, as amended, is incorporated herein by reference.
    10.2*     Form of 1992 Stock Option and Restricted Stock Plan between
              USAi and Home Shopping, filed as Exhibit 10.6 to USAi's
              Registration Statement on Form 8, as amended, is
              incorporated herein by reference.
    10.3*     Form of Retirement Savings and Employment Stock Ownership
              Plan, filed as Exhibit 10.8 to USAi's Registration Statement on Form 8, as amended, is incorporated herein by reference.
    10.4      Form of Indemnification Agreement, filed as Exhibit 10.10 to
              USAi's Registration Statement on Form 10, as amended, is
              incorporated herein by reference.
    10.5      Form of Loan Agreement, as amended, by and between Silver
              King Capital Corporation, Inc. and Roberts Broadcasting
              Company of Denver, filed as Exhibit 10.17 to USAi's Annual
              Report on Form 10-K, for the fiscal year ended August 31,
              1994, is incorporated herein by reference.

                                                                            SEQUENTIALLY
    EXHIBIT                                                                   NUMBERED
    NUMBER                                                                      PAGE
    -------                                                                 ------------
    10.6      Form of Shareholder Agreement by and among Silver King
              Capital Corporation, Inc., Roberts Broadcasting Company of
              Denver, Michael V. Roberts and Steven C. Roberts, filed as
              Exhibit 10.18 to USAi's Annual Report on Form 10-K, for the
              fiscal year ended August 31, 1994, is incorporated herein by reference.
    10.7      Limited Liability Company Agreement, Funding Agreement and
              Form of First Amendment to LLC, Registration Rights
              Agreement and associated documents between USAi, the Class A
              Shareholders of Blackstar Communications, Inc. and Fox
              Television Stations, Inc., dated as of June 27, 1995 and
              August 18, 1995, filed as Exhibit 10.23 to USAi's Annual
              Report on Form 10-K, for the fiscal year ended August 31,
              1995, are incorporated herein by reference.
    10.8*     1986 Stock Option Plan for Employees, dated as of August 1,
              1986, filed as Exhibit 10.33 to Home Shopping's Form S-1
              Registration Statement No. 33-8560, is incorporated herein by reference.
    10.9*     First, Second, Third and Fourth Amendments to the 1986 Stock
              Option Plan for Employees, filed as Exhibit 10.31 to Home
              Shopping's Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, are incorporated herein by
              reference.
    10.10*    Form of 1990 Executive Stock Award Program, dated as of
              October 17, 1990, as amended, filed as Exhibit 10.23 to Home
              Shopping's Annual Report on Form 10-K, for the fiscal year ended August 31, 1991, is incorporated herein by reference.
    10.11     Stock Purchase Agreement by and between Home Shopping and
              The National Registry Inc., dated as of April 28, 1992,
              filed as Exhibit 10.29 to Home Shopping's Annual Report on
              Form 10-K, for the fiscal year ended August 31, 1992, is
              incorporated herein by reference.
    10.12*    Home Shopping Network, Inc. Employee Stock Purchase Plan and
              Part-Time Employee Stock Purchase Plan, filed as Exhibit
              10.30 to Home Shopping's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1994, is incorporated herein by reference.
    10.13*    Home Shopping Network, Inc. Employee Equity Participation
              Plan and Agreement and Declaration of Trust, filed as
              Exhibit 10.31 to Home Shopping's Annual Report on Form 10-K,
              for the fiscal year ended December 31, 1994, is incorporated herein by reference.
    10.14*    Home Shopping Network, Inc. 1996 Stock Option Plan for
              Employees, filed as Exhibit A to the Home Shopping
              Definitive Proxy Statement, dated March 28, 1996, is
              incorporated herein by reference.
    10.15*    Home Shopping Network, Inc. 1996 Stock Option Plan for
              Outside Directors, filed as Exhibit B to the Home Shopping
              Definitive Proxy Statement, dated March 28, 1996, is
              incorporated herein by reference.
    10.16     Binding Term Sheet for the Stockholders Agreement, dated as of August 24, 1995, between Barry Diller and Liberty Media
              Corporation and the First Amendment thereto, dated August
              25, 1996, filed as Appendix I to USAi's Definitive Proxy
              Statement, dated November 20, 1996, are incorporated herein by reference.

                                                                            SEQUENTIALLY
    EXHIBIT                                                                   NUMBERED
    NUMBER                                                                      PAGE
    -------                                                                 ------------
    10.17     Exchange Agreement, dated as of December 20, 1996, by and
              between the Registrant and Liberty HSN, Inc. filed as
              Exhibit 10.25 to USAi's Annual Report on Form 10-K, for the
              fiscal year ended December 31, 1996, is incorporated herein by reference.
    10.18*    Equity and Bonus Compensation Agreement, dated as of August
              24, 1995, between Barry Diller and the Registrant filed as
              Exhibit 10.26 to USAi's Annual Report on Form 10-K, for the
              fiscal year ended December 31, 1996, is incorporated herein by reference.
    10.19*    Silver King Communications, Inc. 1995 Stock Incentive Plan
              filed as Appendix G to USAi's Definitive Proxy Statement,
              dated November 20, 1996, is incorporated herein by
              reference.
    10.20*    Silver King Communications, Inc. Directors' Stock Option
              Plan filed as Appendix H to USAi's Definitive Proxy
              Statement, dated November 20, 1996, is incorporated herein by reference.
    10.21*    Employment Agreement between Home Shopping and James G.
              Held, dated as of November 24, 1995, filed as Exhibit 10.35 to Home Shopping's Annual Report on Form 10-K, for the
              fiscal year ended December 31, 1995, is incorporated herein by reference.
    10.22     Letter Agreement, dated January 28, 1997, between Home
              Shopping Network, Inc. and Leo J. Hindery, Jr. filed as
              Exhibit 10.22 to the S-4, is incorporated herein by
              reference.
    10.23     Letter Agreement, dated April 3, 1996, between Home Shopping
              Network, Inc. and Gen. H. Norman Schwarzkopf filed as
              Exhibit 10.34 to USAi's Annual Report on Form 10-K, for the
              fiscal year ended December 31, 1996, is incorporated herein by reference.
    10.24     Shareholders Agreement, dated December 12, 1996, relating to
              Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co.
              Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel
              Co. Ltd. filed as Exhibit 10.35 to USAi's Annual Report on
              Form 10-K, for the fiscal year ended December 31, 1996, is incorporated herein by reference.
    10.25     Services and Trademark License Agreement, dated as of
              December 12, 1996, between Home Shopping Network, Inc. and
              Jupiter Shop Channel Co. Ltd., filed as Exhibit 10.36 to
              USAi's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996, is incorporated herein by reference.
    10.26     Purchase and Sale Agreement among Home Shopping Network
              GmbH, Home Shopping Network, Inc., Quelle Schickedanz AG &
              Co., Mr. Thomas Kirch and Dr. Georg Kofler, dated as of
              January 16, 1997, filed as Exhibit 10.37 to USAi's Annual
              Report on Form 10-K for the fiscal year ended December 31,
              1996, is incorporated herein by reference.
    10.27     Joint Venture Agreement between Quelle Schickedanz AG & Co.,
              Home Shopping Network, Inc., Home Shopping Network GmbH, Mr.
              Thomas Kirch and Dr. Georg Kofler, filed as Exhibit 5.3 to the Purchase and Sale Agreement, filed as Exhibit 10.38 to
              USAi's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996, is incorporated herein by reference.

                                                                            SEQUENTIALLY
    EXHIBIT                                                                   NUMBERED
    NUMBER                                                                      PAGE
    -------                                                                 ------------
    10.28     License Agreement, dated as of January 1, 1996, between
              Ronald A. Katz Technology Licensing, L.P. and Home Shopping
              Network, Inc., filed as Exhibit 10.39 to USAi's Annual
              Report on Form 10-K for the fiscal year ended December 31,
              1996, is incorporated herein by reference.
    10.29     Shareholder Agreement, dated as of April 26, 1996, by and
              among Channel 66 of Vallejo, California, Inc., Whitehead
              Media of California, Inc. and Silver King Capital
              Corporation, Inc., filed as Exhibit 10.40 to USAi's Annual
              Report on Form 10-K for the fiscal year ended December 31,
              1996, is incorporated herein by reference.
    10.30     Loan Agreement, dated as of April 26, 1996, by and between
              SKC Investments, Inc. and Channel 66 of Vallejo, California,
              Inc., filed as Exhibit 10.41 to USAi's Annual Report on Form
              10-K for the fiscal year ended December 31, 1996, is
              incorporated herein by reference.
    10.31     Joint Venture and License Agreement, dated as of June 12,
              1992, between Savoy Pictures Entertainment, Inc. and Home
              Box Office, Inc. (confidential treatment for portions
              thereof granted), filed as Exhibit 10(a) to Savoy's S-1
              Registration Statement No. 33-57956, is incorporated herein by reference.
    10.32     License Agreement, dated as of June 12, 1992, among Savoy
              Pictures Entertainment, Inc. and Home Box Office, Inc.
              (confidential treatment of portions thereof granted), filed as Exhibit 10(b) to Savoy's S-1 Registration Statement No.
              33-57956, is incorporated herein by reference.
    10.33     Warrant Agreement, dated as of March 2, 1992, between Savoy
              Pictures Entertainment, Inc. and Allen & Company
              Incorporated, filed as Exhibit 10(f) to Savoy's S-1
              Registration Statement No. 33-57956, is incorporated herein by reference.
    10.34     Warrant Agreement, dated as of March 2, 1992, between Savoy
              Pictures Entertainment, Inc. and GKH Partners, L.P., filed as Exhibit 10(g) to Savoy's S-1 Registration Statement No.
              33-57956, is incorporated herein by reference.
    10.35     Warrant Agreement, dated as of April 20, 1994, between Savoy and GKH Partners, L.P., filed as Exhibit 10.2 to Savoy's
              Form 10-Q for the quarter ended March 31, 1994, is
              incorporated herein by reference.
    10.36*    Amended and Restated Stock Option Plan (including form of
              Stock Options Agreement) filed as Exhibit 4.1 to Savoy's
              Registration Statement No. 33-70740, is incorporated herein by reference.
    10.37*    Savoy 1995 Stock Option Plan filed as Exhibit 10(+) to
              Savoy's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1995, is incorporated herein by reference.
    10.38     $1,600,000,000 Credit Agreement, dated February 12, 1998,
              among USAi, USANi LLC, as Borrower, Various Lenders, The
              Chase Manhattan Bank as Administrative Agent, Syndication
              Agent and Collateral Agent, and Bank of America National
              Trust & Savings Association and The Bank of New York as
              Co-Documentation Agents, filed as Exhibit 10.50 to USAi's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1997 is incorporated herein by reference.

                                                                            SEQUENTIALLY
    EXHIBIT                                                                   NUMBERED
    NUMBER                                                                      PAGE
    -------                                                                 ------------
    10.39     First Amendment and Consent, dated as of June 24, 1998, to the Credit Agreement, dated February 12, 1998, among USAi,
              USANi LLC, as Borrower, Various Lenders, The Chase Manhattan
              Bank, as Administrative Agent, Syndication Agent and
              Collateral Agent, and Bank of America National Trust &
              Savings Association and The Bank of New York, as
              Co-Documentation Agents, filed as Exhibit 10.39 to the S-4, is incorporated herein by reference.
    10.40     Second Amendment, dated as of October 9, 1998, to the Credit
              Agreement, dated February 12, 1998, among USAi, USANi LLC, as Borrower, Various Lenders, The Chase Manhattan Bank, as
              Administrative Agent, Syndication Agent and Collateral
              Agent, and Bank of America National Trust & Savings
              Association and The Bank of New York, as Co-Documentation
              Agents, filed as Exhibit 10.40 to the S-4, is incorporated herein by reference.
    10.41     Form of Governance Agreement among HSN, Inc., Universal
              Studios, Inc., Liberty Media Corporation and Barry Diller,
              dated as of October 19, 1997, filed as Appendix B to USAi's
              Definitive Proxy Statement, dated January 12, 1998, is
              incorporated herein by reference.
    10.42     Form of Stockholders Agreement among Universal Studios,
              Inc., Liberty Media Corporation, Barry Diller, HSN, Inc. and
              The Seagram Company Ltd. dated as of October 19, 1997, filed as Appendix C to USAi's Definitive Proxy Statement, dated
              January 12, 1998, is incorporated herein by reference.
    10.43     Form of Spinoff Agreement between Liberty Media Corporation and Universal Studios, Inc. dated as of October 19, 1997,
              filed as Appendix D to USAi's Definitive Proxy Statement,
              dated January 12, 1998, is incorporated herein by reference.
    10.44*    HSN, Inc. 1997 Stock and Annual Incentive Plan filed as
              Exhibit F to USAi's Definitive Proxy Statement, dated
              January 12, 1998, is incorporated herein by reference.
    10.45*    Employment Agreement between Thomas J. Kuhn and HSN, Inc.
              dated February 9, 1998 filed as Exhibit 10.56 to USAi's
              Annual Report on Form 10-K, for the fiscal year ended
              December 31, 1997 is incorporated herein by reference.
    10.46*    Employment Agreement between Dara Khosrowshahi and USAi,
              dated March 2, 1998, filed as Exhibit 10.57 to USAi's Annual
              Report on Form 10-K, for the fiscal year ended December 31,
              1997, is incorporated herein by reference.
    10.47*    Employment Agreement between Michael P. Durney and USAi,
              dated March 30, 1998, filed as Exhibit 10.9 to USAi's 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.
    10.48*    HSN, Inc. Retirement Savings Plan ("Savings Plan"), filed as
              Exhibit 10.58 to USAi's Form 10-K for the fiscal year ended
              December 31, 1997 is incorporated herein by reference.
    10.49*    Amendment to the Savings Plan, filed as Exhibit 10.49 to the
              S-4, is incorporated herein by reference.

                                                                            SEQUENTIALLY
    EXHIBIT                                                                   NUMBERED
    NUMBER                                                                      PAGE
    -------                                                                 ------------
    10.50     Exchange Agreement, dated as of October 19, 1997, by and
              among HSN, Inc. (renamed USA Networks, Inc.), Universal
              Studios, Inc. (and certain of its subsidiaries) and Liberty
              Media Corporation (and certain of its subsidiaries) filed as
              Exhibit 10.60 to USAi's Annual Report on Form 10-K, for the
              fiscal year ended December 31, 1997, is incorporated herein by reference.
    10.51     Cooperation, Non-Competition and Confidentiality Agreement
              by and between USAi and Fredric D. Rosen, dated as of March
              9, 1998, filed as Exhibit 6 to Amendment No. 4 to USAi's
              report on Schedule 13D for Ticketmaster Group, Inc., dated
              March 23, 1998, is incorporated herein by reference.
    10.52     License and Services Agreement, dated as of August 12, 1998, by and between Ticketmaster Corporation, Ticketmaster
              Multimedia Holdings, Inc., and USAi(confidential treatment for portions thereof granted), filed as Exhibit 10.29 to
              Ticketmaster Online-CitySearch, Inc.'s Form S-1 Registration
              Statement No. 333-64855, is incorporated herein by
              reference.
    21.1**    Subsidiaries of USAi
    23.1**    Consent of Ernst & Young LLP
    27.1**    Financial Data Schedule for the year ended December 31, 1998
              (for SEC use only)
    27.2**    Financial Data Schedule for the year ended December 31, 1997
              (for SEC use only)
    27.3**    Financial Data Schedule for the year ended December 31, 1996
              (for SEC use only)


---------------

*   Reflects management contracts and compensatory plans.


**  Filed herewith