Form 10-Q
period 1999-03-31
USA NETWORKS INC
filed 1999-05-14
CIK 891103

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 14, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
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

     As of April 30, 1999, the following shares of the Registrant's capital stock were outstanding:

Common Stock................................................  130,021,822
Class B Common Stock........................................   31,516,726
                                                              -----------
  Total outstanding Common Stock............................  161,538,548
Common Stock issuable upon exchange of outstanding
  exchangeable
  subsidiary equity.........................................  173,185,547
                                                              -----------
  Total outstanding Common Stock, assuming full exchange of
  exchangeable subsidiary equity............................  334,724,095
                                                              ===========

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 30, 1999 was $3,730,495,738. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

     Assuming the exchange, as of April 30, 1999, of all equity securities of subsidiaries of the Registrant exchangeable for Common Stock of the Registrant, the Registrant would have outstanding 334,724,095 shares of Common Stock with an aggregate market value of $12,510,313,051.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      USA NETWORKS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               -------------------------
                                                                  1999           1998
                                                               ----------     ----------
                                                               (In thousands, except per
                                                                      share data)
NET REVENUES
  Networks and television production........................   $  331,753     $  166,162
  Electronic retailing......................................      275,783        242,196
  Ticketing operations......................................      102,656         93,235
  Internet services.........................................       12,113          3,813
  Broadcasting..............................................          901         12,051
  Other.....................................................        5,741          5,654
                                                               ----------     ----------
     Total net revenues.....................................      728,947        523,111
                                                               ----------     ----------
Operating costs and expenses:
  Cost of sales.............................................      193,757        164,364
  Program costs.............................................      170,067         90,138
  Selling and marketing.....................................      115,421        103,894
  General and administrative................................       93,564         64,482
  Other operating costs.....................................       18,604         18,195
  Depreciation and amortization.............................       76,327         47,268
                                                               ----------     ----------
     Total operating costs and expenses.....................      667,740        488,341
                                                               ----------     ----------
     Operating profit.......................................       61,207         34,770
  Other income (expense):
  Interest income...........................................       10,086          3,604
  Interest expense..........................................      (20,450)       (27,153)
  Gain on disposition of broadcast station..................           --         74,940
  Gain on sale of securities................................       47,300             --
  Other, net................................................        9,965         (9,220)
                                                               ----------     ----------
                                                                   46,901         42,171
                                                               ----------     ----------
  Earnings before income taxes and minority interest........      108,108         76,941
  Income tax expense........................................      (26,500)       (38,712)
  Minority interest.........................................      (74,065)        (4,298)
                                                               ----------     ----------
NET EARNINGS................................................   $    7,543     $   33,931
                                                               ==========     ==========
  Basic earnings per common share...........................   $      .05     $      .28
                                                               ==========     ==========
  Diluted earnings per common share.........................   $      .04     $      .17
                                                               ==========     ==========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                              MARCH 31,      DECEMBER 31,
ASSETS                                                           1999            1998
-----------------------------------------------------------------------------------------

                                                                    (In thousands)
CURRENT ASSETS
Cash and cash equivalents...................................  $  508,827      $  445,356
Accounts and notes receivable, net of allowance of $27,914
  and $20,610, respectively.................................     368,176         372,111
Inventories, net............................................     414,693         421,570
Investment held for sale....................................      30,386              --
Other current assets, net...................................      49,053          28,501
                                                              ----------      ----------
          Total current assets..............................   1,371,135       1,267,538
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     247,468         233,991
Buildings and leasehold improvements........................     101,608         100,339
Furniture and other equipment...............................      52,516          55,653
                                                              ----------      ----------
                                                                 401,592         389,983
  Less accumulated depreciation and amortization............    (182,465)       (168,727)
                                                              ----------      ----------
                                                                 219,127         221,256
Land........................................................      16,087          16,044
Projects in progress........................................      24,233          18,130
                                                              ----------      ----------
                                                                 259,447         255,430
OTHER ASSETS
Intangible assets, net......................................   6,316,467       6,342,646
Cable distribution fees, net ($40,127 and $39,650,
  respectively, to related parties).........................     101,307         100,416
Long-term investments.......................................      52,149          63,365
Notes and accounts receivable, net of current portion
  ($1,250 and $3,356, respectively, from related parties)...      46,694          48,532
Inventories, net............................................     149,603         151,828
Deferred income taxes.......................................      38,389          40,282
Deferred charges and other, net.............................      61,394          57,065
                                                              ----------      ----------
                                                              $8,396,585      $8,327,102
                                                              ==========      ==========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------
                                                              MARCH 31,     DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                             1999           1998
----------------------------------------------------------------------------------------

                                                                    (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   42,387     $   36,538
Accounts payable, trade.....................................     126,398        186,690
Accounts payable, client accounts...........................      93,266         70,817
Obligations for program rights and film costs...............     199,547        184,583
Cable distribution fees payable ($18,738 and $18,633,
  respectively, to related parties).........................      28,543         44,588
Deferred income taxes.......................................      21,435         17,269
Other accrued liabilities...................................     341,360        322,294
                                                              ----------     ----------
          Total current liabilities.........................     852,936        862,779
LONG-TERM OBLIGATIONS, net..................................     762,640        775,683
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................     391,260        409,956
OTHER LONG-TERM LIABILITIES.................................      72,612         73,682
MINORITY INTEREST...........................................   3,703,819      3,633,597
COMMITMENTS AND CONTINGENCIES...............................          --             --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 15,000,000
  shares; no shares issued and outstanding..................          --             --
Common stock -- $.01 par value; authorized 800,000,000
  shares; issued and outstanding 128,625,105 and 127,272,032
  shares, respectively......................................       1,286          1,273
Class B -- convertible common stock -- $.01 par value;
  authorized, 200,000,000 shares; issued and outstanding,
  31,516,726 shares.........................................         315            315
Additional paid-in capital..................................   2,621,145      2,594,043
Accumulated deficit.........................................     (19,184)       (26,727)
Unrealized gain in available for sale securities............      23,779         10,353
Foreign currency translation................................      (2,632)        (1,501)
Treasury stock..............................................      (5,573)            --
Unearned compensation.......................................        (820)        (1,353)
Note receivable from key executive for common stock
  issuance..................................................      (4,998)        (4,998)
                                                              ----------     ----------
  Total stockholders' equity................................   2,613,318      2,571,405
                                                              ----------     ----------
                                                              $8,396,585     $8,327,102
                                                              ==========     ==========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                                             CLASS B
                                                           CONVERTIBLE   ADDITIONAL                                FOREIGN
                                                  COMMON     COMMON       PAID-IN     ACCUMULATED   UNREALIZED    CURRENCY
                                       TOTAL      STOCK       STOCK       CAPITAL       DEFICIT       GAINS      TRANSLATION
----------------------------------------------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
BALANCE AT JANUARY 1, 1999.........  $2,571,405   $1,273      $315       $2,594,043    $ (26,727)    $ 10,353      $(1,501)
Comprehensive income:
Net earnings for the three months
 ended March 31, 1999..............       7,543      --         --              --         7,543           --           --
Increase in unrealized gains in
 available for sale securities.....      13,426      --         --              --            --       13,426           --
Foreign currency translation.......      (1,131)     --         --              --            --           --       (1,131)
                                     ----------
 Comprehensive income..............      19,838
                                     ----------
Issuance of common stock upon
 exercise of stock options.........      12,169      13         --          12,156            --           --           --
Income tax benefit related to stock
 options exercised.................      14,946      --         --          14,946            --           --           --
Purchase of Treasury Stock in
 connection with Stock Repurchase
 Program...........................      (4,938)     --         --              --            --           --           --
Cancellation of employee equity
 program...........................        (355)     --         --              --            --           --           --
Amortization of unearned
 compensation related to stock
 options and equity participation
 plans.............................         253      --         --              --            --           --           --
                                     ----------   ------      ----       ----------    ---------     --------      -------
BALANCE AT MARCH 31, 1999..........  $2,613,318   $1,286      $315       $2,621,145    $ (19,184)    $ 23,779      $(2,632)
                                     ==========   ======      ====       ==========    =========     ========      =======

--------------------------------------------------------------------------
                                                                   Note
                                                                Receivable
                                                                 from Key
                                                                 Executive
                                                                   for
                                                                  Common
                                        Treasury    Unearned       Stock
                                         Stock    Compensation   Issuance
--------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999.........         --      $(1,353)      $(4,998)
Comprehensive income:
Net earnings for the three months
 ended March 31, 1999..............         --           --            --
Increase in unrealized gains in
 available for sale securities.....         --           --            --
Foreign currency translation.......         --           --            --
 Comprehensive income..............
Issuance of common stock upon
 exercise of stock options.........         --           --            --
Income tax benefit related to stock
 options exercised.................         --           --            --
Purchase of Treasury Stock in
 connection with Stock Repurchase
 Program...........................     (4,938)          --            --
Cancellation of employee equity
 program...........................       (635)         280            --
Amortization of unearned
 compensation related to stock
 options and equity participation
 plans.............................         --          253            --
                                     ----------     -------       -------
BALANCE AT MARCH 31, 1999..........     (5,573)     $  (820)      $(4,998)
                                     ==========     =======       =======

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       THREE MONTHS
                                                                           ENDED
                                                                         MARCH 31,
--------------------------------------------------------------------------------------------
                                                                    1999             1998
--------------------------------------------------------------------------------------------
                                                                      (In thousands)
Cash flows from operating activities:
Net earnings................................................   $         7,543     $  33,931
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization.............................            70,237        41,658
  Amortization of cable distribution fees...................             6,090         5,610
  Amortization of program rights and film costs.............           161,254        78,238
  Deferred income taxes.....................................              (459)        4,064
  Equity in losses of unconsolidated affiliates.............               126         5,788
  Gain on disposition of broadcast station..................                --       (74,940)
  Gain on sale of securities................................           (47,300)           --
  Non-cash stock compensation...............................             1,386           500
  Minority interest.........................................            74,065         4,298
  Changes in current assets and liabilities:
    Accounts receivable.....................................            10,111       (28,252)
    Inventories.............................................           (10,854)       (2,129)
    Accounts payable........................................           (33,873)       19,519
    Accrued liabilities.....................................            (4,441)       63,683
  Payment for program rights and film costs.................          (162,335)      (84,329)
  Increase in cable distribution fees.......................            (6,981)       (1,089)
  Other, net................................................            (4,146)       (6,576)
                                                               ---------------     ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES...........            60,423        59,974
                                                               ---------------     ---------
Cash flows from investing activities:
  Acquisition of Universal Transaction, net of cash
    acquired................................................                --     (1,297,233)
  Acquisitions, net of cash acquired........................            (4,421)      (17,520)
  Capital expenditures, net.................................           (15,472)      (19,002)
  Increase in long-term investments.........................           (11,384)      (12,472)
  Proceeds from long-term notes receivable..................             3,691           813
  Proceeds from disposition of broadcast station............                --        80,000
  Investment of broadcast station proceeds..................                --       (80,000)
  Proceeds from sale of securities..........................            58,110            --
  Other, net................................................            (1,950)      (19,920)
                                                               ---------------     ---------
        NET CASH PROVIDED BY (USED IN) INVESTING
        ACTIVITIES..........................................            28,574     (1,365,334)
                                                               ---------------     ---------
Cash flows from financing activities:
  Borrowings................................................                --     1,499,380
  Principal payments on long-term obligations...............            (7,780)     (149,502)
  Purchase of Treasury Stock................................            (4,938)           --
  Payment of mandatory tax distribution to LLC partners.....           (28,830)           --
  Proceeds from issuance of common stock....................            17,153         1,637
                                                               ---------------     ---------
        NET CASH (USED IN) PROVIDED BY FINANCING
        ACTIVITIES..........................................           (24,395)    1,351,515
                                                               ---------------     ---------
  Effect of exchange rate changes on cash and cash
    equivalents.............................................            (1,131)           --
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........            63,471        46,155
Cash and cash equivalents at beginning of period............           445,356       116,036
                                                               ---------------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $       508,827     $ 162,191
                                                               ===============     =========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- COMPANY HISTORY AND BASIS OF PRESENTATION

COMPANY HISTORY

     USA Networks, Inc., formerly HSN, Inc. (the "Company" or "USAi") is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses.

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

     As of March 31, 1999, the Company engages in five principal areas of business:

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

BASIS OF PRESENTATION

     The interim Condensed Consolidated Financial Statements of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 1998. Certain amounts in the Condensed Consolidated Financial Statements for the quarter ended March 31, 1998 have been reclassified to conform to the 1999 presentation.

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

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K") for a summary of all significant accounting policies.

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

NOTE C -- BUSINESS ACQUISITIONS

UNIVERSAL TRANSACTION

     In connection with the Universal Transaction, USAi paid Universal approximately $4.1 billion in the form of a cash payment of approximately $1.6 billion, a portion of which ($300 million plus interest) was deferred until no later than June 30, 1998, and an effective 45.8% interest in the Company through shares of common stock, par value $.01 per share, of the Company (the "Common Stock") and Class B common stock, par value $.01 per share, of the Company (the "Class B Common Stock"), and shares ("LLC Shares") of a newly formed limited liability company ("USANi LLC") which are exchangeable (subject to regulatory restrictions) into shares of Common Stock and Class B Common Stock. At the closing of the Universal Transaction, USAi contributed its Electronic retailing business to USANi LLC, a subsidiary of USAi.

     The Investment Agreement, as amended and restated as of December 18, 1997, among the Company, Home Shopping Network, Inc. ("Holdco"), Universal and Liberty Media Corporation, a subsidiary of AT&T Corporation ("Liberty") (the "Investment Agreement"), relating to the Universal Transaction also contemplated that, on or prior to June 30, 1998, the Company and Liberty would complete a transaction involving a $300 million cash investment, plus an interest factor, by Liberty in the Company through the purchase of Common Stock or LLC Shares. The transaction closed on June 30, 1998 with Liberty making a cash payment of $308.5 million in exchange for 15,000,000 LLC shares.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE C -- BUSINESS ACQUISITIONS -- (CONTINUED)
TICKETMASTER TRANSACTION

     In connection with the Ticketmaster tax-free merger, as of June 24, 1998, the Company issued 15,967,200 shares of Common Stock to the public shareholders of Ticketmaster and converted 3.6 million options to acquire Ticketmaster common stock into options to acquire Common Stock for a total consideration of $467.7 million. The acquisition of the controlling interest in Ticketmaster in 1997 and the tax-free merger are collectively referred to as the "Ticketmaster Transaction."

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

     The following unaudited pro forma condensed consolidated financial information for the three months ended March 31, 1998, is presented to show the results of the Company as if the Universal Transaction, Ticketmaster Transaction, including significant acquisitions by Ticketmaster, the CitySearch Transaction and the sale of SF Broadcasting (see Note H) had occurred as of January 1, 1998. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles, changes in programming and film costs amortization and an increase in interest expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE C -- BUSINESS ACQUISITIONS -- (CONTINUED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                               1998
                                                        ------------------
                                                       (IN THOUSANDS, EXCEPT
                                                          PER SHARE DATA)
Net revenues.......................................          $671,747
Net earnings.......................................            25,021
Basic earnings per common share....................          $    .16
                                                             ========
Diluted earnings per common share..................          $    .10
                                                             ========

NOTE D -- CONSOLIDATED STATEMENTS OF CASH FLOWS

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
                                                               ===========

     As of March 1, 1998, the 5 7/8% Convertible Subordinated Debentures were converted to 7,499,022 shares of Common Stock.

     During the quarter ended March 31, 1998, the Company acquired computer equipment through a capital lease totaling $15.5 million.

     In connection with the Universal Transaction, the Company issued 1,178,322 Class B Common Stock to Liberty, which represents the remaining contingently issuable shares in connection with the Merger.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE QUARTER ENDED MARCH 31, 1999:

     On March 29, 1999, TMCS completed its acquisition of City Auction, Inc. ("City Auction"), a person-to-person online auction community, by issuing approximately 800,000 shares of its Class B common stock for all the outstanding stock of City Auction, for a total value of $27.2 million.

     During the quarter ended March 31, 1999, the Company acquired post-production equipment through a capital lease totaling $2.0 million.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE E -- INVENTORIES

------------------------------------------------------------------------------------------------
                                                         MARCH 31,             DECEMBER 31,
                                                           1999                    1998
                                                   ---------------------   ---------------------
INVENTORIES CONSIST OF                             CURRENT    NONCURRENT   CURRENT    NONCURRENT
------------------------------------------------------------------------------------------------

                                                                  (In thousands)
     Film costs:
       Released, less amortization...............  $ 86,259    $ 58,773    $ 98,082    $ 61,310
       In process and unreleased.................     2,996          --         138          --
     Programming costs, net of amortization......   157,309      90,830     156,789      90,518
     Merchandise held for sale...................   166,401          --     165,212          --
     Other.......................................     1,728          --       1,349          --
                                                   --------    --------    --------    --------
               Total.............................  $414,693    $149,603    $421,570    $151,828
                                                   ========    ========    ========    ========

     The Company estimates that approximately 90% of unamortized film costs (including amounts allocated under purchase accounting) at March 31, 1999 will be amortized within the next three years.

NOTE F -- SAVOY SUMMARIZED FINANCIAL INFORMATION

     The Company has not presented separate financial statements and other disclosures concerning Savoy because management has determined that such information is not material to holders of the Savoy Debentures, all of which have been assumed by the Company as a joint and several obligor. The information presented is reflected at Savoy's historical cost basis.

-----------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
SUMMARIZED OPERATING INFORMATION                               1999        1998
-----------------------------------------------------------------------------------
                                                                 (In thousands)
     Net revenue............................................  $1,695     $ 14,286
     Operating expenses.....................................   1,763       15,028
     Operating loss.........................................     (68)        (742)
     Net income (loss)......................................   1,073       (1,590)

---------------------------------------------------------------------------------------
                                                              MARCH 31,    DECEMBER 31,
SUMMARY BALANCE SHEET INFORMATION                               1999           1998
---------------------------------------------------------------------------------------
                                                                   (In thousands)
     Current assets.........................................    14,282         24,115
     Non-current assets.....................................   134,252        132,937
     Current liabilities....................................    11,638         12,596
     Non-current liabilities................................    43,895         52,532

     The March 31, 1998 amounts include the operations of SF Broadcasting, the assets of which were sold on July 16, 1998.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE G -- PROGRAM RIGHTS AND FILM COSTS

     As of March 31, 1999, the liability for program rights, representing future payments to be made under program contract agreements amounted to $514.3 million. Annual payments required are $159.7 million in 1999, $139.4 million in 2000, $76.3 million in 2001, $51.3 million in 2002, $36.6 million in 2003 and
$51.0 million in 2004 and thereafter. Amounts representing interest are $35.9 million and the present value of future payments is $478.4 million.

     As of March 31, 1999, the liability for film costs amounted to $112.4. Annual payments are $47.4 in 1999 and $65.0 in 2000.

     Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of March 31, 1999, the unrecorded commitments amounted to $728.6 million. Annual commitments are $55.9 million for the remainder of 1999, $125.6 million in 2000, $157.3 million in 2001, $133.9 million in 2002, $82.2 million in 2003 and $173.7 million in 2004 and thereafter.

NOTE H -- BROADCAST STATION TRANSACTIONS

     On January 20, 1998, the Company consummated the sale of its Baltimore television station for $80.0 million resulting in a gain of $74.9 million during the first quarter of 1998.

     On July 16, 1998, the Company sold the assets of SF Broadcasting, which owns and operates four television stations.

NOTE I -- INVESTMENTS

     During the quarter ended March 31, 1999, the Company recognized a gain of $47.3 million on the sale of securities in a publicly traded entity.

     In March 1999, the Company entered into a series of financial instruments to hedge the value of the Company's investment in securities of a publicly traded entity. This hedge establishes a floor and ceiling for the value of these securities and is intended to minimize the impact of market fluctuations until the Company sells these securities. The hedge instruments expire in the third quarter of 1999, which is within the period the Company expects to sell the securities. The fair value of the hedge as of March 31, 1999 approximates the carrying value.

NOTE J -- INDUSTRY SEGMENTS

     For the quarter ended March 31, 1999, the Company operated principally in five industry segments: Networks and television production, Electronic retailing, Ticketing operations, Internet services and Broadcasting. Networks and television production consists of the cable networks USA Network and The Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Ticketing operations segment provides automated ticketing services primarily in the United States. Internet services represents the Company's on-line retailing networks business and local city guide business. The Broadcasting segment includes the operations of 12 broadcast television stations which principally transmit Home Shopping Network programming. Through July 16, 1998, the broadcasting segment included the operations of SF Broadcasting, the owner of network-affiliated television stations.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE J -- INDUSTRY SEGMENTS -- (CONTINUED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                1999           1998
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
Revenue
  Networks and television production........................  $331,753       $166,162
  Electronic retailing......................................   275,783        242,196
  Ticketing operations......................................   102,656         93,235
  Internet services.........................................    12,113          3,813
  Broadcasting..............................................       901         12,051
  Other.....................................................     5,741          5,654
                                                              --------       --------
                                                              $728,947       $523,111
                                                              ========       ========
Operating profit (loss)
  Networks and television production........................  $ 80,715       $ 27,872
  Electronic retailing......................................    21,063         15,174
  Ticketing operations......................................     4,507          5,563
  Internet services.........................................   (25,005)        (2,610)
  Broadcasting..............................................   (11,382)        (3,721)
  Other.....................................................    (8,691)        (7,508)
                                                              --------       --------
                                                              $ 61,207       $ 34,770
                                                              ========       ========

NOTE K -- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

     On November 23, 1998, the Company completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes" and "Notes Offering"). Interest is payable on the Notes on May 15 and November 15 of each year, commencing May 15, 1999.

     The Company is a holding company that has no operating assets or operations. Certain of the Company's indirectly owned subsidiaries are held by Holdco through USANi LLC. USANi LLC is a co-obligor of the Notes and Home Shopping is a guarantor. Substantially all of the significant subsidiaries of Holdco and USANi LLC and substantially all of the significant wholly owned subsidiaries of the Company (principally subsidiaries engaged in the broadcasting and ticketing operations) have jointly and severally guaranteed the Company's and USANi LLC's indebtedness (the "Guarantors") under the Notes. Certain subsidiaries of the Company, Holdco and USANi LLC (the "Non-Guarantor Subsidiaries") do not guarantee such indebtedness.

     Full financial statements of the Guarantors and Non-Guarantor Subsidiaries have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Notes. Management does not believe that the information contained in separate full financial statements of the wholly owned Guarantors or Non-Guarantor Subsidiaries would be material to investors, except for information regarding Holdco. The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors and Non-Guarantor Subsidiaries as of and for the three months ended March 31, 1999 (in thousands).

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE K -- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                                                                              NON-
                                                                           GUARANTOR                        USAI
                                                   USAI      GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------
Current assets................................  $    2,024   $1,045,476    $  323,635    $        --     $1,371,135
Property and equipment, net...................          --      198,486        60,961             --        259,447
Goodwill and other intangible assets, net.....      77,359    5,389,530       950,885             --      6,417,774
Investments in subsidiaries...................   2,614,467      763,362            --     (3,377,829)            --
Other assets..................................          --      294,428        53,801             --        348,229
                                                ----------   ----------    ----------    -----------     ----------
    Total assets..............................  $2,693,850   $7,691,282    $1,389,282    $(3,377,829)    $8,396,585
                                                ==========   ==========    ==========    ===========     ==========
Current liabilities...........................  $       --   $  647,937    $  204,999    $        --     $  852,936
Long-term debt, less current portion..........          --      719,131        43,509             --        762,640
Other liabilities.............................      80,532      163,503       219,837             --        463,872
Minority interest.............................          --    3,568,276       135,543             --      3,703,819
Interdivisional equity........................          --    2,592,435       785,394     (3,377,829)            --
Stockholders' equity..........................   2,613,318           --            --             --      2,613,318
                                                ----------   ----------    ----------    -----------     ----------
    Total liabilities and
      shareholders' equity....................  $2,693,850   $7,691,282    $1,389,282    $(3,377,829)    $8,396,585
                                                ==========   ==========    ==========    ===========     ==========
Revenue.......................................  $       --   $  612,789    $  116,158    $        --     $  728,947
Operating expenses............................      (2,455)    (534,301)     (130,984)            --       (667,740)
Interest expense, net.........................      (1,724)      (9,074)          434             --        (10,364)
Gain on sale of securities....................          --       47,300            --             --         47,300
Other income (expense), net...................      31,457        9,498           467        (31,457)         9,965
Provision for income taxes....................     (19,735)      (1,883)       (4,882)            --        (26,500)
Minority interest.............................          --      (81,796)        7,731             --        (74,065)
                                                ----------   ----------    ----------    -----------     ----------
Net (loss) income.............................  $    7,543   $   42,533    $  (11,076)   $   (31,457)    $    7,543
                                                ==========   ==========    ==========    ===========     ==========
Cash flows from operations....................  $   (9,789)  $   89,350    $  (19,138)   $        --     $   60,423
Cash flows used in investing
  from activities.............................          --       29,696        (1,122)            --         28,574
Cash flows used in financing activities.......       9,789      (51,871)       17,687             --        (24,395)
Effect of exchange rate changes on cash and
  cash equivalents............................          --           --        (1,131)            --         (1,131)
Cash at the beginning of the period...........          --      253,468       191,888             --        445,356
                                                ----------   ----------    ----------    -----------     ----------
Cash at the end of the period.................  $       --   $  320,643    $  188,184    $        --     $  508,827
                                                ==========   ==========    ==========    ===========     ==========

The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors and Non-Guarantor Subsidiaries for the three months ended March 31, 1998 (in thousands).

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE K -- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                                                             NON-GUARANTOR                      USAI
                                       USAI     GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
-----------------------------------
Revenue............................  $     --   $ 412,262      $ 110,849       $     --     $   523,111
Operating expenses.................    (3,453)   (377,355)      (107,533)            --        (488,341)
Interest expense, net..............      (872)    (17,853)        (4,824)                       (23,549)
Gain on disposition of broadcast           --      74,940             --             --          74,940
  stations.........................
Other income (expense), net........    71,286      (2,458)        (2,015)       (76,033)         (9,220)
Provision for income taxes.........   (33,030)     (2,645)        (3,037)            --         (38,712)
Minority interest..................        --      (5,321)         1,023             --          (4,298)
                                     --------   ---------      ---------       --------     -----------
Net (loss) income..................  $ 33,931   $  81,570      $  (5,537)      $(76,033)    $    33,931
                                     ========   =========      =========       ========     ===========
Cash flows from operations.........  $(39,540)  $  94,979      $   4,535       $     --     $    59,974
Cash flows used in investing               --   (1,356,125)       (9,209)                    (1,365,334)
  activities.......................
Cash flows from financing              39,540   1,305,013          6,962             --       1,351,515
  activities.......................
Cash at the beginning of the               --     (81,123)       197,159             --         116,036
  period...........................
                                     --------   ---------      ---------       --------     -----------
Cash at the end of the period......  $     --   $ (37,256)     $ 199,447       $     --     $   162,191
                                     ========   =========      =========       ========     ===========

NOTE L -- PENDING TRANSACTIONS

OCTOBER FILMS/POLYGRAM

     On April 7, 1999, USAi announced that it had entered into an agreement to acquire October Films, Inc., in which Universal owns a majority interest. In the merger, October Films shareholders (other than Universal) will receive aggregate consideration equal to $12 million in cash. Universal will receive 300,000 shares of USAi's common stock for its interest. To fund the cash consideration portion of the transaction, Universal has also agreed to purchase from USAi 300,000 additional shares of USAi's common stock at $40.00 per share.

     USAi also announced on April 7, 1999 an agreement to acquire from Universal the domestic film distribution and development business previously operated by Polygram Filmed Entertainment ("PFE") and PFE's domestic video and specialty video businesses. The acquisition includes PFE's domestic production assets such as Interscope Communications and Propaganda Films, as well as the following distribution assets: PolyGram Video, Polygram Filmed Entertainment Canada, Gramercy Pictures, and PolyGram Films. The acquisition of the above assets is referred to as the "PFE Transaction".

     In connection with the transaction, USAi has agreed to assume certain liabilities related to the PFE businesses being acquired. In addition, USAi will advance $200 million to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement pursuant to which USAi will distribute, in the U.S. and Canada, certain Polygram theatrical films not being acquired. The advance will be repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Both the October Films and PFE transactions are subject to the receipt of required government approvals and other customary conditions. The transactions are expected to close in second quarter of 1999.

HOTEL RESERVATIONS NETWORK

     On May 10, 1999, the Company completed the acquisition of the assets of two entities which operate Hotel Reservations Network, the leading consolidator of hotel rooms in the United States. The purchase price was $150 million plus contingent payments based on operating performance during the year ended December 31, 1999 and for the twelve month periods ended March 31, 2000, 2001 and 2002.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE M -- SUBSEQUENT EVENT

LYCOS

     On February 8, 1999, USAi and USANi LLC, Lycos, Inc. ("Lycos"), Ticketmaster Online-CitySearch, Inc. ("TMCS"), USA Interactive Inc. ("Newco") and two wholly owned subsidiaries of Newco entered into agreements relating to the combination of Lycos, TMCS and certain of USAi's assets in an entity to be controlled by USAi. On May 12, 1999, the parties jointly announced that they had agreed by mutual consent to terminate these agreements. The agreement terminating the transaction requires Lycos to pay $25.5 million to USAi and $9.5 million to TMCS if prior to July 15, 1999 Lycos enters into an agreement with respect to, or, under certain circumstances, becomes subject to, certain acquisition proposals. In addition, subject to certain exceptions, USAi and TMCS each has agreed that until July 15, 1999 it will not acquire Lycos stock or make any proposals to acquire Lycos.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     USAi is a holding company, with subsidiaries engaged in diversified media and electronic commerce businesses. USAi adopted its present corporate structure as part of the Universal transaction. USAi maintains control and management of Home Shopping and USANi LLC, and manages the businesses held by USANi LLC in substantially the same manner as they would be if USAi held them directly through wholly owned subsidiaries.

     In July 1997, USAi acquired a controlling interest in Ticketmaster. On June 24, 1998, USAi completed its acquisition of Ticketmaster in a tax-free merger. The acquisition of the controlling interest and the tax-free merger are referred to as the "Ticketmaster Transaction."

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

TRANSACTIONS AFFECTING THE COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     During the past three years, the Company augmented its media and electronic commerce businesses by acquiring and developing several new businesses. As a result, the following changes should be considered when comparing the results of operations and financial position. These include the Universal transaction, the acquisition of a controlling interest in Ticketmaster in July 1997, the subsequent tax-free merger in June 1998, and the CitySearch Transaction. The acquisitions caused a significant increase in net revenues, operating costs and expenses and operating profit. To enhance comparability, the discussion of consolidated results of operations is supplemented, where appropriate, with separate pro forma financial information that gives effect to the above transactions as if they had occurred at the beginning of the respective periods presented.

     The pro forma information is not necessarily indicative of the revenues and cost of revenues which would have actually been reported had the Universal transaction, the Ticketmaster transaction, and the CitySearch Transaction occurred at the beginning of the respective periods, nor is it necessarily indicative of future results.

A. CONSOLIDATED RESULTS OF OPERATIONS

     The following discussions present the material changes in the consolidated results of operations of the Company for the quarter ended March 31, 1999, compared with the quarter ended March 31, 1998. The operations for the quarter ended March 31, 1998, consist of the operations of Home Shopping, Savoy, SF Broadcasting and USA Broadcasting and, since February 12, 1998, the results of USA Networks and Studios USA while the operations for the quarter ended March 31, 1999 reflect Home Shopping, Savoy, USA Broadcasting, Ticketmaster, USA Networks and Studios USA. Reference should also be made to the unaudited Condensed Consolidated Financial Statements included herein.

QUARTER ENDED MARCH 31, 1999 VS. QUARTER ENDED MARCH 31, 1998

     The Universal Transaction, the Ticketmaster Transaction and the CitySearch Transaction resulted in significant increases in net revenues, operating costs and expenses, other income (expense) and income taxes and will continue to materially impact the Company's operations for the remainder of 1999 when compared to 1998, and accordingly, no significant discussion of these fluctuations is presented.

NET REVENUES

     For the quarter ended March 31, 1999, revenues increased $205.8 million compared to 1998 primarily due to increases of $165.6 million and $33.6 million from the Networks and television production business and Electronic retailing, respectively.

OPERATING COSTS AND EXPENSES

     For the quarter ended March 31, 1999, total operating costs and expenses increased $179.4 million compared to 1998 primarily due to increases of $112.7 million, $17.8 million and $10.5 million from the Networks and television production business, Internet services and Ticketing operations, respectively. A significant portion of the increase in Internet services is due to the CitySearch Transaction and the increase in Ticketing operations resulted from an increase in amortization of goodwill from the tax-free merger.

OTHER INCOME (EXPENSE), NET

     For the quarter ended March 31, 1999, interest expense, net decreased $13.2 million compared to 1998 primarily due to lower borrowing levels as a result of the repayment of bank debt from proceeds of the sale of the assets of SF Broadcasting and equity transactions involving Universal and Liberty during 1998. In addition, the conversion of the Convertible Subordinated Debentures to equity as of March 1, 1998 and lower interest rates lowered interest expense.

     For the quarter ended March 31, 1999, other, net totaled $10.0 million income compared to an expense of $9.2 million in 1998 primarily due to the reversal of equity losses which were previously recorded as a result of the Universal Transaction.

INCOME TAXES

     The Company's effective tax rate, calculated after deducting the effects of USANi LLC minority interest, of 86.6% for the quarter ended March 31, 1999 is higher than the statutory rate as a result of non-deductible goodwill and other acquired intangible assets and state income taxes. The effective rate was lower than it would have been due to the effects of the gain on the sale of securities which occurred in the quarter ended March 31, 1999.

MINORITY INTEREST

     For the quarter ended March 31, 1999, minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Home Shopping and the public's ownership interest in TMCS.

     For the quarter ended March 31, 1998, minority interest primarily represents Universal's ownership interest in USANi LLC for the period February 12 through March 31, 1998, Liberty's ownership interest in Home Shopping, Fox Broadcasting Company's 50% ownership interest in SF Broadcasting and the public's ownership interest in Ticketmaster.

QUARTER ENDED MARCH 31, 1999 VS. PRO FORMA QUARTER
ENDED MARCH 31, 1998

     The following unaudited pro forma operating results of the Company for the quarter ended March 31, 1998 presents combined results of operations as if the Universal Transaction, Ticketmaster Transaction, sale of the assets of SF Broadcasting and the merger of Ticketmaster Online and CitySearch had occurred on January 1, 1998.

     The Unaudited Combined Condensed Pro Forma Statements of Operations are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had any of the transactions occurred as of January 1, 1998, nor are they necessarily indicative of future results of operations.

                      USA NETWORKS, INC. AND SUBSIDIARIES

        UNAUDITED COMBINED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1999          1998
------------------------------------------------------------------------------------
                                                                  (In thousands)
                                                                                 PRO
                                                                ACTUAL         FORMA
                                                              --------      --------
NET REVENUES:
  Networks and television production........................  $331,753      $323,526
  Electronic retailing......................................   275,783       242,196
  Ticketing operations......................................   102,656        93,235
  Internet Services.........................................    12,113         6,904
  Broadcasting..............................................       901            --
  Other.....................................................     5,741         5,886
                                                              --------      --------
          Total net revenues................................   728,947       671,747
Operating costs and expenses:
  Cost of sales.............................................   193,757       165,976
  Program costs.............................................   170,067       177,822
  Selling and marketing.....................................   115,421       112,381
  General and administrative................................    93,564        82,378
  Other operating costs.....................................    18,604        19,038
  Depreciation and amortization.............................    76,327        72,473
                                                              --------      --------
          Total operating costs and expenses................   667,740       630,068
                                                              --------      --------
          Operating profit..................................  $ 61,207      $ 41,679
                                                              ========      ========
EBITDA......................................................  $137,534      $114,152
                                                              ========      ========

     For the quarter ended March 31, 1999, revenues for the Company increased $57.2 million, or 8.5%, to $728.9 million from $671.7 million compared to pro forma 1998. For the quarter ended March 31, 1999, cost of revenues and other costs, excluding depreciation and amortization, increased $33.8 million, or 6.1%, to $591.4 million from $557.6 million compared to pro forma 1998.

     For the quarter ended March 31, 1999, EBITDA increased $23.4 million, or 20.5%, to $137.5 million from $114.1 million compared to pro forma 1998.

     The following discussion provides an analysis of the aforementioned increases in revenues and costs of revenues and other costs, excluding depreciation and amortization, by significant business segment.

  Networks and Television Production

     Net revenues for the quarter ended March 31, 1999 increased by $8.3 million, or 2.6%, to $331.8 million from $323.5 million compared to 1998. The increase primarily resulted from an increase in advertising revenues and affiliate revenues at USA Network and The Sci-Fi Channel and increased deliveries of and advertising revenue from first run product at the television production business. The increase was partially offset by fewer deliveries of network product and an increased usage of internally produced series for which revenue recognition is deferred until aired on USA Network and The Sci-Fi Channel.

     Cost of revenues and other costs decreased by $16.7 million, or 7.0%, to $222.9 million from $239.6 million. The decrease resulted primarily from lower overhead and marketing costs, the sale of first run product at higher margins and increased usage of internally produced product.

     EBITDA for the quarter ended March 31, 1999 increased $25.0 million, or 29.8%, to $108.9 million from $83.9 million compared to pro forma 1998.

  Electronic Retailing

     Net revenues for the quarter ended March 31, 1999 increased by $33.6 million, or 13.9%, to $275.8 million from $242.2 million compared to 1998. The increase resulted from higher revenues on both the Home Shopping Network and America's Store services, higher continuity (or off-air) sales and the launch of Home Shopping en Espanol on March 30, 1998. The increases were partially offset by a planned decrease in the mail order business.

     Cost of revenues and other costs increased by $25.1 million, or 12.0%, to $234.8 million from $209.7 million. This increase resulted primarily from higher sales (gross margin increased to 38.3% in 1999 compared to 38.2% in 1998), severance costs and higher merchandising personnel costs. Also contributing to the increase in costs was cost of sales of Home Shopping en Espanol and costs associated with developing the Company's Short Shopping concept.

     EBITDA for the quarter ended March 31, 1999 increased $8.5 million, or 26.1%, to $41.0 million from $32.5 million compared to 1998.

  Ticketing Operations

     Net revenues for the quarter ended March 31, 1999 increased by $9.4 million, or 10.1%, to $102.6 million from $93.2 million compared to 1998. The increase resulted from a substantial increase in the number of tickets sold and a slightly higher revenue per ticket. Revenues were also impacted by a significant increase in the number of tickets (1.2 million additional tickets) sold on-line.

     Cost of revenues and other costs increased by $3.5 million, or 4.5%, to $82.8 million from $79.3 million. This increase resulted primarily from higher ticketing operation costs as a result of higher ticketing revenue, partially offset by a reduction in overhead costs.

     EBITDA for the quarter ended March 31, 1999 increased $5.9 million, or 42.3%, to $19.8 million from $13.9 million compared to 1998.

  Internet Services

     Net revenues for the quarter ended March 31, 1999 increased by $5.2 million, or 75.4%, to $12.1 million from $6.9 million in 1998. The increase resulted from an increase in registered users to USAi's primary online retailing service, First Auction, which was partially offset by the shut down of another service during 1998, and an increase in online city guide revenue of 87.8%.

     Cost of revenues and other costs for the quarter ended March 31, 1999 increased by $11.1 million, or 66.9%, to $27.8 million from $16.7 million in 1998. The increase resulted primarily from increased costs to maintain and enhance the Internet services and increased advertising and promotion costs. An increased loss is expected for the remainder of 1999 as new sites are rolled out.

     EBITDA loss for the quarter ended March 31, 1999 increased by $5.9 million, or 60.9% to $15.7 million from $9.8 million in 1998.

  Broadcasting and Other

     Net revenues include revenue generated from the distribution of films from the Savoy library acquired as a result of the Savoy Merger and revenues of $.9 million generated at the television station in the Miami/ Ft. Lauderdale market.

     Other costs related to revenues and other costs and expenses include costs to generate the Savoy revenues, corporate expenses and $7.0 million of cost for the Miami/Ft. Lauderdale station. A significant increase in losses's is expected in the broadcasting segment in 1999 as costs are incurred to launch more local television stations.

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $60.4 million for the quarter ended March 31, 1999. These cash proceeds were used to pay for capital expenditures of $15.5 million and USAi to make long-term investments totaling $11.4 million. In addition, the Company sold securities in a publicly traded entity which generated cash proceeds of $58.1 million.

     On February 12, 1998, USAi and USANi LLC, as borrower, entered into a credit agreement which provides for a $1.6 billion credit facility. The credit facility was used to finance the Universal transaction and to refinance USAi's then-existing $275.0 million revolving credit facility. The credit facility consists of (1) a $600.0 million revolving credit facility with a $40.0 million sub-limit for letters of credit, (2) a $750.0 million Tranche A Term Loan and,
(3) a $250.0 million Tranche B Term Loan. On August 5, 1998, USANi LLC permanently repaid the Tranche B Term Loan in the amount of $250.0 million from cash on hand. The revolving credit facility and the Tranche A Term Loan mature on December 31, 2002.

     On November 23, 1998, USAi completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). Proceeds received from the sale of the Notes together with available cash were used to repay and permanently reduce $500.0 million of the Tranche A Term Loan. The existing credit facility is guaranteed by substantially all of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. As of March 31, 1999 and as of May 7, 1999, there was $243.7 million in outstanding borrowings under the Tranche A Term Loan and, under the revolving credit portion of the credit facility, $599.9 million was available for borrowing after taking into account outstanding letters of credit. As of March 31, 1999, the interest rate on loans outstanding under the Tranche A Term Loan was 5.75%.

     Under the investment agreement relating to the Universal transaction, USAi has granted to Universal and Liberty preemptive rights with respect to future issuances of USAi's common stock and Class B common stock. These preemptive rights generally allow Universal and Liberty the right to maintain an ownership percentage equal to the ownership percentage that entity held, on a fully converted basis, immediately prior to the issuance. In addition, Universal had certain mandatory purchase obligations with respect to USAi's common stock or USANi LLC shares issued with respect to the conversion of the Home Shopping Debentures and the Ticketmaster tax-free merger. All of the events for which Universal had mandatory purchase obligations have occurred.

     As part of the Universal transaction, USAi entered into a joint venture agreement relating to the development of international general entertainment television channels including international versions of USA Network, The Sci-Fi Channel and Universal's action/adventure channel, 13th Street. USAi has elected to have Universal buy out its 50% interest in the venture. Accordingly, during the quarter ended March 31, 1999, USANi LLC reversed amounts previously recorded for its share of losses of the joint venture.

     USAi anticipates that it will need to invest working capital towards the development and expansion of its overall operations. Due primarily to the expansion of its Internet businesses and the roll-out of new television stations, future capital expenditures are projected to be higher than current amounts.

     USAi implemented its plan to disaffiliate its television station in the Miami/Ft. Lauderdale market in June 1998. USAi has incurred and will continue to incur expenditures to develop programming for this station, which during the development and transitional stage, may not be offset by sufficient advertising revenues. USAi plans to transition additional broadcasting stations to the new format in 1999. USAi believes that the process of disaffiliation can be successfully managed so as not to have a material adverse effect but rather to maximize the value of the broadcasting stations. In connection with the launch of the local television stations, the Company is in the process of building a production center in California to serve the stations. The total capital cost should not exceed $25 million.

     On July 30, 1998, USAi announced that its Board of Directors authorized a stock repurchase program of up to 10 million shares of USAi's outstanding common stock over the next 12 months, on the open market or in negotiated transactions. The amount and timing of purchases, if any, will depend on market conditions and other factors, including USAi's overall capital structure. Funds for these purchases will come from cash on hand or borrowings under the credit facility. During the first quarter of 1999, the Company purchased 150,000 shares of treasury stock for $4.9 million.

     On March 1, 1999, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $28.8 million.

     On April 7, 1999, USAi announced that it had entered into an agreement to acquire October Films, Inc., in which Universal owns a majority interest. In the merger, October Films shareholders (other than Universal) will receive aggregate consideration equal to $12 million in cash. Universal will receive 300,000 shares of USAi's common stock for its interest. To fund the cash consideration portion of the transaction, Universal has also agreed to purchase from USAi 300,000 additional shares of USAi's common stock at $40.00 per share. As part of the transaction, the Company will guarantee half of the outstanding balance under October Films' credit agreement, which as of May 7, 1999 had total outstanding of $92 million.

     USAi also announced on April 7, 1999 an agreement to acquire from Universal the domestic film distribution and development business previously operated by Polygram Filmed Entertainment ("PFE") and PFE's domestic video and specialty video businesses. In connection with the transaction, USAi has agreed to assume certain liabilities related to the PFE businesses being acquired. In addition, USAi will advance $200 million to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement pursuant to which USAi will distribute, in the U.S. and Canada, certain Polygram theatrical films not being acquired. The advance will be repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Both the October Films and PFE transactions are subject to the receipt of required government approvals and other customary conditions. The transactions are expected to close in the second quarter of 1999.

     On May 10, 1999, the Company completed the acquisition of the assets of two entities which operate Hotel Reservations Network, the leading consolidator of hotel rooms in the United States. The purchase price was $150 million plus contingent payments based on operating performance during the year ended December 31, 1999 and for the twelve month periods ended March 31, 2000, 2001 and 2002.

     In management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet USAi's foreseeable needs.

     During the quarter ended March 31, 1999, USAi did not pay any cash dividends, and none are permitted under the existing credit facility.

OTHER MATTERS

     USAi is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by USAi's computerized information systems.

     Although assessment of non-critical systems is an ongoing process, USAi has substantially completed its detailed assessment of all of its information technology and non-information technology hardware and software to assess the scope of its year 2000 issue. USAi has potential exposure in technological operations within the sole control of USAi and in technological operations which are dependent in some way on one or more third parties. USAi believes that it has identified all significant technological areas within its control. USAi has ongoing communications with significant vendors and customers to confirm their plans to become Year 2000 compliant and is assessing any possible risk to or effects on USAi's operations.

     USAi believes that, with respect to technological operations which are dependent on third parties, the significant areas of potential risk are the ability of satellite and cable operators to receive the signal transmission of USA Network, The Sci-Fi Channel and the Home Shopping Network and America's Store services, and the ability of banks and credit card processors to process credit card transactions. Remediation of critical systems that are not Year 2000 compliant is nearly complete. USAi expects its Year 2000 assessment, remediation, implementation and testing to be completed by the end of the second quarter of 1999, except for some of its systems at Home Shopping Network and Ticketmaster which are scheduled to be completed by September and October 1999, respectively.

     It is not possible at this time to predict with any reasonable certainty the total cost to address all Year 2000 issues. However, USAi believes that the total costs associated with the Year 2000 assessment, remediation, implementation and testing will not exceed $10 million of which approximately $5 million has been spent through April 30, 1999. This amount is exclusive of capital expenditures that have either been made or are currently planned to be made to replace existing hardware and software systems, all as part of USAi's ongoing efforts to upgrade its infrastructure and systems.

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

     USAi is currently focusing its efforts on identification and remediation of its Year 2000 exposures and has not yet developed contingency plans in the event it does not successfully complete all phases of its Year 2000 program. USAi is currently examining its status and will continue to examine its status to determine whether such plans are necessary.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the Federal Trade Commission Matter previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K"), effective April 29, 1999, Home Shopping Network settled the Federal Trade Commission's claims that it had violated the consent order. The FTC filed a complaint in Federal District Court in Tampa, Florida and entered a consent decree, under which Home Shopping Network paid a civil penalty of $1.1 million and was enjoined from violating the consent order. The settlement did not constitute an admission of wrongdoing by Home Shopping Network.

     In the Urban Broadcasting litigation, previously reported in the Company's 1998 Form 10-K, a trial was held on April 5-7, 1999. At the conclusion of Urban's case, the court ruled that Urban's evidence be struck and that judgment be entered in favor of Home Shopping Club LP, USAi and USA Station Group of Virginia, Inc. on all counts of Urban's First Amended Motion for Judgment. Further, the court ruled that the related chancery action, which had been consolidated with the law action for trial, be severed for further proceedings at some future date. A Final Order of Judgment concerning the above rulings was entered by the court on May 5, 1999. On or about May 3, 1999, Home Shopping Club LP, USAi and USA Station Group of Virginia, Inc. filed a Motion for Summary Judgment directed to all remaining counts in the chancery action. A hearing on that motion is currently set for June 3, 1999.

     In the Jovon litigation, previously reported in the Company's 1998 Form 10-K, on February 1, 1999, a status conference was held and the court lifted the stay and scheduled a summary judgment hearing for April 29, 1999. Thereafter, the entities controlled by USAi filed an Amended Complaint that named Joseph and Yvonne Stroud as additional defendants and sought additional equitable relief. On April 9, 1999, Jovan and the Strouds answered the Amended Complaint and moved for Summary Judgment. On April 26, 1999, the USAi entities filed a Memorandum in Opposition to the Motion for Summary Judgment with supporting affidavits and concurrently moved for a continuance of the hearing on the Motion for Summary Judgment. On April 29, 1999, a hearing was held on the Motion for Summary Judgment and the Motion for Continuance. The court has not yet ruled on either motion.

     In the Ticketmaster Shareholder Litigation, previously reported in the Company's 1998 Form 10-K, on or about March 24, 1999, the plaintiffs in the California cases filed a request for dismissal with prejudice as to all named plaintiffs and a request for dismissal without prejudice as to any unnamed potential class members.

     The Company is engaged in various other lawsuits either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material adverse impact on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 27.1     --   Financial Data Schedule (for SEC use only)


     (b) Forms 8-K

     On February 26, 1999, USAi, filed a report on Form 8-K describing the terms of the agreement among Lycos, Inc., Ticketmaster Online-CitySearch, Inc. and USAi.

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

                 Dated              May 14, 1999  /s/ BARRY DILLER
        ----------------------------------------  --------------------------------------------------------
                                                  Barry Diller
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                 Dated              May 14, 1999  /s/ VICTOR A. KAUFMAN
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

                 Dated              May 14, 1999  /s/ MICHAEL P. DURNEY
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
                                                  Michael P. Durney
                                                  Vice President, Controller
                                                  (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----


                            (LOGO USA NETWORKS INC)

                                   FORM 10-Q

                             For the Quarter Ended
                                 March 31, 1999

                            (LOGO USA NETWORKS INC)