Form 10-Q
period 1999-06-30
USA NETWORKS INC
filed 1999-08-16
CIK 891103

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 16, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
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

     As of July 30, 1999, the following shares of the Registrant's capital stock were outstanding:

Common Stock................................................     135,507,369
Class B Common Stock........................................      31,516,726
                                                                ------------
          Total outstanding Common Stock....................     167,024,095
Common Stock issuable upon exchange of outstanding
  exchangeable subsidiary equity............................     180,576,423
                                                                ------------
          Total outstanding Common Stock, assuming full
            exchange of exchangeable subsidiary equity......     347,600,518
                                                                ============

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 30, 1999 was $4,844,537,672. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

     Assuming the exchange, as of July 30, 1999, of all equity securities of subsidiaries of the Registrant exchangeable for Common Stock of the Registrant, the Registrant would have outstanding 347,600,518 shares of Common Stock with an aggregate market value of $16,663,099,832.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      USA NETWORKS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                             -----------------------    ------------------------
                                                1999         1998          1999          1998
------------------------------------------------------------------------------------------------
                                                    (In thousands, except per share data)
NET REVENUES
  Networks and television production.......  $  316,612    $ 309,841    $  648,365    $  476,003
  Electronic retailing.....................     285,122      266,224       560,905       508,420
  Ticketing operations.....................     123,888      101,169       226,544       194,404
  Hotel reservations.......................      23,018           --        23,018            --
  Internet services........................      13,424        4,720        25,537         8,533
  Filmed entertainment.....................      10,080        3,847        11,775         6,314
  Broadcasting.............................       2,449          156         3,350           388
  Other....................................       2,836       17,436         6,882        32,442
                                             ----------    ---------    ----------    ----------
          Total net revenues...............     777,429      703,393     1,506,376     1,226,504
                                             ----------    ---------    ----------    ----------
Operating costs and expenses:
  Cost of sales............................     227,348      176,295       421,105       340,659
  Program costs............................     149,280      168,785       319,347       258,923
  Selling and marketing....................     132,909      128,729       248,330       232,625
  General and administrative...............     110,047       72,144       203,611       136,442
  Other operating costs....................      23,138       24,127        41,742        42,503
  Amortization of cable distribution
     fees..................................       6,186        5,044        12,276        10,564
  Depreciation and amortization............      76,800       52,794       147,037        94,543
                                             ----------    ---------    ----------    ----------
          Total operating costs and
            expenses.......................     725,708      627,918     1,393,448     1,116,259
                                             ----------    ---------    ----------    ----------
          Operating profit.................      51,721       75,475       112,928       110,245
Other income (expense):
  Interest income..........................       5,263        4,106        15,349         7,710
  Interest expense.........................     (19,613)     (41,676)      (40,063)      (68,829)
  Gain on disposition of broadcast
     station...............................          --           --            --        74,940
  Gain on sale of securities...............       2,970           --        50,270            --
  Other, net...............................      (7,470)      (7,035)        2,495       (16,255)
                                             ----------    ---------    ----------    ----------
                                                (18,850)     (44,605)       28,051        (2,434)
                                             ----------    ---------    ----------    ----------
Earnings before income taxes and minority
  interest.................................      32,871       30,870       140,979       107,811
Income tax expense.........................     (13,855)     (17,461)      (40,355)      (56,173)
Minority interest..........................     (28,732)     (16,449)     (102,797)      (20,747)
                                             ----------    ---------    ----------    ----------
NET EARNINGS (LOSS)........................  $   (9,716)   $  (3,040)   $   (2,173)   $   30,891
                                             ==========    =========    ==========    ==========
Basic earnings (loss) per common share.....  $     (.06)   $    (.02)   $     (.01)   $      .24
                                             ==========    =========    ==========    ==========
Diluted earnings (loss) per common share...  $     (.06)   $    (.02)   $     (.01)   $      .16
                                             ==========    =========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------
                                                               JUNE 30,     DECEMBER 31,
ASSETS                                                           1999           1998
----------------------------------------------------------------------------------------
                                                                    (In thousands)
CURRENT ASSETS
Cash and cash equivalents...................................  $  256,725     $  445,356
Accounts and notes receivable, net of allowance of $33,159
  and $20,610, respectively.................................     450,810        372,111
Inventories, net............................................     419,093        421,570
Investment held for sale....................................      31,352             --
Other current assets, net...................................      40,421         28,501
                                                              ----------     ----------
          Total current assets..............................   1,198,401      1,267,538
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     260,108        249,539
Buildings and leasehold improvements........................     103,177        100,339
Furniture and other equipment...............................      57,017         40,105
                                                              ----------     ----------
                                                                 420,302        389,983
  Less accumulated depreciation and amortization............    (193,262)      (168,727)
                                                              ----------     ----------
                                                                 227,040        221,256
Land........................................................      16,126         16,044
Projects in progress........................................      39,876         18,130
                                                              ----------     ----------
                                                                 283,042        255,430
OTHER ASSETS
Intangible assets, net......................................   6,592,841      6,342,646
Cable distribution fees, net ($38,478 and $39,650,
  respectively, to related parties).........................     100,886        100,416
Long-term investments.......................................      52,571         63,365
Notes and accounts receivable, net of current portion
  ($1,980 and $3,356, respectively, from related parties)...      33,526         48,532
Advance to Universal........................................     199,737             --
Inventories, net............................................     159,751        151,828
Deferred charges and other, net ($4,673 and $4,357,
  respectively, from related parties).......................      93,176         97,347
                                                              ----------     ----------
                                                              $8,713,931     $8,327,102
                                                              ==========     ==========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------
                                                               JUNE 30,     DECEMBER 31,
            LIABILITIES AND STOCKHOLDERS' EQUITY                 1999           1998
----------------------------------------------------------------------------------------
                                                                    (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $  137,731     $   36,538
Accounts payable, trade.....................................     158,259        186,690
Accounts payable, client accounts...........................     101,292         70,817
Obligations for program rights and film costs...............     220,469        184,583
Deferred revenue............................................      85,078         45,619
Amounts due under acquisition agreements....................      51,500             --
Royalty payable to Universal................................      38,509             --
Cable distribution fees payable ($18,663 and $18,633,
  respectively, to related parties).........................      27,782         44,588
Deferred income taxes.......................................      28,584         17,269
Other accrued liabilities...................................     245,799        276,675
                                                              ----------     ----------
          Total current liabilities.........................   1,095,003        862,779

LONG-TERM OBLIGATIONS, net of current.......................     751,500        775,683
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................     339,817        409,956
OTHER LONG-TERM LIABILITIES.................................      90,274         73,682
MINORITY INTEREST...........................................   3,773,201      3,633,597
COMMITMENTS AND CONTINGENCIES...............................          --             --
STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 15,000,000
  shares; no shares issued and outstanding..................          --             --
Common stock -- $.01 par value; authorized 800,000,000
  shares; issued and outstanding 131,471,584 and 127,272,032
  shares, respectively......................................       1,315          1,273
Class B -- convertible common stock -- $.01 par value;
  authorized, 200,000,000 shares; issued and outstanding,
  31,516,726 shares.........................................         315            315
Additional paid-in capital..................................   2,679,774      2,594,043
Accumulated deficit.........................................     (28,900)       (26,727)
Unrealized gain in available for sale securities............      24,746         10,353
Foreign currency translation................................      (1,976)        (1,501)
Treasury stock..............................................      (5,573)            --
Unearned compensation.......................................        (567)        (1,353)
Note receivable from key executive for common stock
  issuance..................................................      (4,998)        (4,998)
                                                              ----------     ----------
          Total stockholders' equity........................   2,664,136      2,571,405
                                                              ----------     ----------
                                                              $8,713,931     $8,327,102
                                                              ==========     ==========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                           CLASS B
                                                         CONVERTIBLE   ADDITIONAL                                FOREIGN
                                                COMMON     COMMON       PAID-IN     ACCUMULATED   UNREALIZED    CURRENCY
                                     TOTAL      STOCK       STOCK       CAPITAL       DEFICIT       GAINS      TRANSLATION
--------------------------------------------------------------------------------------------------------------------------
                                                                       (In thousands)

BALANCE AT JANUARY 1, 1999.......  $2,571,405   $1,273      $315       $2,594,043    $(26,727)     $10,353       $(1,501)
Comprehensive income:
 Net loss for the six months
   ended June 30, 1999...........      (2,173)     --         --               --      (2,173)          --            --
 Increase in unrealized gains in
   available for sale
   securities....................      14,393      --         --               --          --       14,393            --
 Foreign currency translation....        (475)     --         --               --          --           --          (475)
                                   ----------
     Comprehensive income........      11,745
                                   ----------
Issuance of common stock upon
 exercise of stock options.......      22,732      35         --           22,697          --           --            --
Income tax benefit related to
 stock options exercised.........      36,516      --         --           36,516          --           --            --
Issuance of stock in connection
 with October Films/PFE
 Transaction.....................      23,558       6         --           23,552          --           --            --
Issuance of stock in connection
 with an acquisition.............       2,967       1         --            2,966          --           --            --
Purchase of Treasury Stock in
 connection with Stock Repurchase
 Program.........................      (4,938)     --         --               --          --           --            --
Cancellation of employee equity
 program.........................        (355)     --         --               --          --           --            --
Amortization of unearned
 compensation related to stock
 options and equity participation
 plans...........................         506      --         --               --          --           --            --
                                   ----------   ------      ----       ----------    --------      -------       -------
BALANCE AT JUNE 30, 1999.........  $2,664,136   $1,315      $315       $2,679,774    $(28,900)     $24,746       $(1,976)
                                   ==========   ======      ====       ==========    ========      =======       =======

                                                                NOTE
                                                             RECEIVABLE
                                                              FROM KEY
                                                             EXECUTIVE
                                                                FOR
                                                               COMMON
                                   TREASURY     UNEARNED       STOCK
                                    STOCK     COMPENSATION    ISSUANCE
BALANCE AT JANUARY 1, 1999.......       --      $(1,353)      $(4,998)
Comprehensive income:
 Net loss for the six months
   ended June 30, 1999...........       --           --            --
 Increase in unrealized gains in
   available for sale
   securities....................       --           --            --
 Foreign currency translation....       --           --            --
     Comprehensive income........
Issuance of common stock upon
 exercise of stock options.......       --           --            --
Income tax benefit related to
 stock options exercised.........       --           --            --
Issuance of stock in connection
 with October Films/PFE
 Transaction.....................       --           --            --
Issuance of stock in connection
 with an acquisition.............       --           --            --
Purchase of Treasury Stock in
 connection with Stock Repurchase
 Program.........................   (4,938)          --            --
Cancellation of employee equity
 program.........................     (635)         280            --
Amortization of unearned
 compensation related to stock
 options and equity participation
 plans...........................       --          506            --
                                   -------      -------       -------
BALANCE AT JUNE 30, 1999.........  $(5,573)     $  (567)      $(4,998)
                                   =======      =======       =======

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------------------
                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                              ----------------------------
                                                                 1999             1998
------------------------------------------------------------------------------------------
                                                                     (In thousands)
Cash flows from operating activities:
Net earnings (loss).........................................  $    (2,173)     $    30,891
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................      147,037           94,543
  Amortization of cable distribution fees...................       12,276           10,564
  Amortization of program rights and film costs.............      270,530          226,998
  Gain on disposition of broadcast station..................           --          (74,940)
  Gain on sale of securities................................      (50,270)              --
  Minority interest.........................................      102,797           20,747
  Non-cash stock compensation...............................        2,187            2,064
  Changes in current assets and liabilities:
     Accounts receivable....................................       (4,571)         (80,500)
     Inventories............................................      (18,421)         (27,472)
     Accounts payable.......................................      (12,071)          69,570
     Accrued liabilities....................................        7,860           57,418
  Payment for program rights and film costs.................     (265,512)        (233,662)
  Increase in cable distribution fees.......................      (12,746)          (1,140)
  Other, net................................................       12,697           46,230
                                                              -----------      -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........      189,620          141,311
                                                              -----------      -----------
Cash flows from investing activities:
  Acquisition of Universal Transaction, net of cash
     acquired...............................................           --       (1,297,233)
  Acquisitions, net of cash acquired........................     (162,183)         (85,555)
  Capital expenditures, net.................................      (52,665)         (36,932)
  Advance to Universal......................................     (200,000)              --
  Recoupment of advance to Universal........................        1,343               --
  Increase in long-term investments.........................      (12,150)         (10,178)
  Proceeds from long-term notes receivable..................        3,691              813
  Proceeds from disposition of broadcast station............           --           80,000
  Investment of broadcast station proceeds..................           --          (33,825)
  Proceeds from sale of securities..........................       61,080               --
  Other, net................................................       (2,384)         (20,855)
                                                              -----------      -----------
          NET CASH USED IN INVESTING ACTIVITIES.............     (363,268)      (1,403,765)
                                                              -----------      -----------
Cash flows from financing activities:
  Borrowings................................................           --        1,641,380
  Principal payments on long-term obligations...............      (15,472)        (771,772)
  Purchase of Treasury Stock................................       (4,938)              --
  Payment of mandatory tax distribution to LLC partners.....      (28,830)              --
  Proceeds from issuance of common stock....................       34,732          414,145
                                                              -----------      -----------
          NET CASH (USED IN) PROVIDED BY FINANCING
            ACTIVITIES......................................      (14,508)       1,283,753
                                                              -----------      -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................         (475)          (1,457)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (188,631)          19,842
Cash and cash equivalents at beginning of period............      445,356          116,036
                                                              -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   256,725      $   135,878
                                                              ===========      ===========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- COMPANY HISTORY AND BASIS OF PRESENTATION

COMPANY HISTORY

     USA Networks, Inc., formerly HSN, Inc. (the "Company" or "USAi") is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses.

     In July 1997, the Company acquired a controlling interest in Ticketmaster Group, Inc. ("Ticketmaster"). On June 24, 1998, the Company completed its acquisition of Ticketmaster in a tax-free merger, pursuant to which each outstanding share of Ticketmaster common stock not owned by the Company was exchanged for 1.126 shares of USAi common stock. See Note 3.

     On February 12, 1998, the Company acquired USA Networks, a New York general partnership, consisting of cable television networks USA Network and The Sci-Fi Channel ("Networks"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram"), and the Company changed its name to USA Networks, Inc. (the "Universal Transaction") -- See Note 3.

     On May 10, 1999, the Company acquired the assets of two entities which operate Hotel Reservations Network (the "Hotel Reservations Network Transaction") -- See Note 3.

     On May 28, 1999 the Company acquired October Films, Inc. ("October Films"), in which Universal owned a majority interest, and the domestic film distribution and development business of Universal previously operated by Polygram Filmed Entertainment, Inc. ("PFE") (the "October Films/PFE Transaction") -- See Note 3.

     As of June 30, 1999, the Company engages in seven principal areas of business:

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

     - HOTEL RESERVATIONS, consisting of Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States.

     - INTERNET SERVICES, which represents the Company's on-line retailing networks business and local city guide business.

     - FILMED ENTERTAINMENT, which primarily represents the Company's domestic theatrical film distribution and production businesses.

     - BROADCASTING, which owns and operates television stations.

BASIS OF PRESENTATION

     The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 1998. Certain amounts in the Condensed Consolidated Financial Statements for the quarter and six months ended June 30, 1998 have been reclassified to conform to the 1999 presentation.

     In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Condensed Consolidated

                      USA NETWORKS, INC. AND SUBSIDIARIES

Financial Statements and Notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's audited Consolidated Financial Statements and Notes thereto.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K") for a summary of all significant accounting policies.

HOTEL RESERVATIONS REVENUE RECOGNITION

     Revenue related to the sale of hotel rooms is recognized at the conclusion of the customer's stay at the hotel.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

     Significant estimates underlying the accompanying consolidated financial statements and notes include the inventory carrying adjustment, sales return accrual, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, management's forecast of anticipated revenues from the distribution of television and film product in order to evaluate the ultimate recoverability of film inventory and amortization of program usage.

NOTE 3 -- BUSINESS ACQUISITIONS

UNIVERSAL TRANSACTION

     In connection with the Universal Transaction, USAi paid Universal approximately $4.1 billion in the form of a cash payment of approximately $1.6 billion, a portion of which ($300 million plus interest) was deferred until no later than June 30, 1998, and an effective 45.8% interest in the Company through shares of common stock, par value $.01 per share, of the Company (the "Common Stock") and Class B common stock, par value $.01 per share, of the Company (the "Class B Common Stock"), and shares ("LLC Shares") of a newly formed limited liability company ("USANi LLC") which are exchangeable (subject to regulatory restrictions) into shares of Common Stock and Class B Common Stock. At the closing of the Universal Transaction, USAi contributed its Electronic retailing business to USANi LLC, a subsidiary of USAi. Simultaneously with this transaction, the remaining 1,178,322 shares of Class B Common Stock were issued in accordance with Liberty Media Corporation's ("Liberty") contingent right to receive such shares as part of USAi's merger with Home Shopping Network Inc. ("Holdco") in 1996.

     The Investment Agreement, as amended and restated as of December 18, 1997, among the Company, Holdco, Universal and Liberty, a subsidiary of AT&T Corporation (the "Investment Agreement"), relating to the Universal Transaction also contemplated that, on or prior to June 30, 1998, the Company and Liberty would complete a transaction involving a $300 million cash investment, plus an interest factor, by Liberty in the Company through the purchase of Common Stock or LLC Shares. The transaction closed on June 30, 1998 with Liberty making a cash payment of $308.5 million in exchange for 15,000,000 LLC shares.

TICKETMASTER TRANSACTION

     In connection with the Ticketmaster tax-free merger, as of June 24, 1998, the Company issued 15,967,200 shares of Common Stock to the public shareholders of Ticketmaster and converted 3.6 million options to acquire Ticketmaster common stock into options to acquire Common Stock for a total consideration of $467.7 million.

                      USA NETWORKS, INC. AND SUBSIDIARIES

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

HOTEL RESERVATIONS NETWORK TRANSACTION

     On May 10, 1999, the Company completed the acquisition of the assets of two entities which operate Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States. The purchase price was $150 million plus contingent payments based on operating performance during the year ended December 31, 1999 and for the twelve month periods ended March 31, 2000, 2001 and 2002. Through August 4, 1999, the Company paid $25 million pursuant to these contingent payment arrangements. The transaction has been accounted for under the purchase method of accounting. The purchase price, including the initial contingent payments for the year ended December 31, 1999, which management has determined are probable of occurance, has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $201.0 million has been preliminarily allocated to goodwill, which is being amortized over 10 years.

OCTOBER FILMS/PFE TRANSACTION

     In connection with the acquisition of October Films, Inc., as of May 28, 1999, the Company issued 300,000 shares of Common Stock to Universal and paid cash consideration of approximately $12 million to October Films shareholders (other than Universal) for total consideration of $23.6 million. In addition, the Company assumed $83.2 million outstanding debt under October Films' credit agreement. To fund the cash consideration portion of the transaction, Universal purchased from USAi 300,000 additional shares of Common Stock at $40.00 per share.

                      USA NETWORKS, INC. AND SUBSIDIARIES

     Also on May 28, 1999, USAi acquired from Universal the domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses. The acquisition included PFE's domestic production assets such as Interscope Communications and Propaganda Films, as well as the following distribution assets: PolyGram Video, Polygram Filmed Entertainment Canada, Gramercy Pictures, and PolyGram Films. In connection with the transaction, USAi agreed to assume certain liabilities related to the PFE businesses acquired. In addition, USAi advanced $200 million to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement pursuant to which USAi will distribute, in the U.S. and Canada, certain Polygram theatrical films which were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through June 30, 1999, approximately $1 million had been offset against the advance.

     The October Films/PFE Transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $90.8 million has been preliminarily allocated to goodwill, which is being amortized over 40 years.

     The following unaudited pro forma condensed combined financial information for the quarter and six month periods ended June 30, 1999 and 1998, is presented to show the results of the Company as if the Universal Transaction, the Ticketmaster Transaction, the CitySearch Transaction, the sale of SF Broadcasting (see Note 8), the Hotel Reservations Network Transaction and the October Films/PFE Transaction all occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles, changes in programming and film costs amortization and an increase in interest expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates.

--------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                     -------------------   -----------------------
                                                       1999       1998        1999         1998
--------------------------------------------------------------------------------------------------
                                                         (In thousands, except per share data)
Net revenues.....................................    $804,496   $711,509   $1,561,364   $1,405,593
Net earnings (loss)..............................      (9,322)   (12,448)      (7,032)      12,889
Basic earnings (loss) per common share...........    $   (.06)  $   (.09)  $     (.04)  $      .07
                                                     ========   ========   ==========   ==========
Diluted earnings (loss) per common share.........    $   (.06)  $   (.09)  $     (.04)  $      .06
                                                     ========   ========   ==========   ==========

NOTE 4 -- CONSOLIDATED STATEMENTS OF CASH FLOWS

     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999:

     On March 29, 1999, TMCS completed its acquisition of City Auction, Inc. ("City Auction"), a person-to-person online auction community, by issuing approximately 800,000 shares of its common stock for all the outstanding stock of City Auction, for a total value of $27.2 million.

     On May 28, 1999, in connection with the October Films/PFE Transaction, the Company issued 300,000 shares of Common Stock, with a value of $11.6 million.

     On June 14, 1999, TMCS completed its acquisition of Match.com, Inc., ("Match"), an Internet personals company. In connection with the acquisition, TMCS issued 1,924,777 shares of its common stock to the former owners of Match representing a total purchase price of approximately $45.0 million.

     During the six months ended June 30, 1999, the Company acquired post-production equipment through a capital lease totaling $2.1 million.

                      USA NETWORKS, INC. AND SUBSIDIARIES

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

     In connection with the Universal Transaction, the Company issued 1,178,322 Class B Common Stock to Liberty, which represented the remaining contingently issuable shares in connection with the 1996 merger of the Company with Home Shopping Network, Inc.

     In connection with the acquisition of the remaining interest in Ticketmaster, the Company issued 15,967,200 shares of Common Stock.

NOTE 5 -- INVENTORIES

------------------------------------------------------------------------------------------------
                                                         JUNE 30,              DECEMBER 31,
                                                           1999                    1998
                                                   ---------------------   ---------------------
             INVENTORIES CONSIST OF:               CURRENT    NONCURRENT   CURRENT    NONCURRENT
------------------------------------------------------------------------------------------------
                                                                  (In thousands)
     Film costs:
       Released, less amortization...............  $ 92,844    $ 62,083    $ 98,082    $ 61,310
       Completed or in process and unreleased....    31,241      12,035         138          --
     Programming costs, net of amortization......   131,224      85,633     156,789      90,518
     Inventories held for sale...................   162,343          --     165,212          --
     Other.......................................     1,441          --       1,349          --
                                                   --------    --------    --------    --------
          Total..................................  $419,093    $159,751    $421,570    $151,828
                                                   ========    ========    ========    ========

     The Company estimates that approximately 90% of unamortized film costs at June 30, 1999 will be amortized within the next three years.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 6 -- SAVOY SUMMARIZED FINANCIAL INFORMATION

     The Company has not presented separate financial statements and other disclosures concerning Savoy Pictures Entertainment, Inc. ("Savoy") because management has determined that such information is not material to holders of the Savoy Debentures, all of which have been assumed by the Company as a joint and several obligor. The information presented is reflected at Savoy's historical cost basis.

-----------------------------------------------------------------------------------
                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
              SUMMARIZED OPERATING INFORMATION                 1999        1998
-----------------------------------------------------------------------------------
                                                                 (In thousands)
     Net revenue............................................  $3,073     $31,656
     Operating expenses.....................................   3,201      32,663
     Operating loss.........................................    (128)     (1,007)
     Net income (loss)......................................   2,120      (3,340)

-------------------------------------------------------------------------------------
                                                              JUNE 30,   DECEMBER 31,
             SUMMARY BALANCE SHEET INFORMATION                  1999         1998
-------------------------------------------------------------------------------------
                                                                  (In thousands)
     Current assets.........................................  $ 12,902     $ 24,115
     Non-current assets.....................................   137,142      132,937
     Current liabilities....................................    12,195       12,596
     Non-current liabilities................................    43,800       52,532

     The June 30, 1998 amounts include the operations of SF Broadcasting, the assets of which were sold on July 16, 1998.

NOTE 7 -- PROGRAM RIGHTS AND FILM COSTS

     As of June 30, 1999, the liability for program rights, representing future payments to be made under program contract agreements amounted to $462.8 million. Annual payments required are $101.6 million in 1999, $141.4 million in 2000, $80.6 million in 2001, $52.4 million in 2002, $36.6 million in 2003 and
$50.2 million in 2004 and thereafter. Amounts representing interest are $35.1 million and the present value of future payments is $427.7 million.

     As of June 30, 1999, the liability for film costs amounted to $132.6 million. Annual payments are $45.6 million in 1999 and $87.0 million in 2000.

     Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of June 30, 1999, the unrecorded commitments amounted to $868.3 million. Annual commitments are $48.7 million for the remainder of 1999, $153.6 million in 2000, $183.9 million in 2001, $167.6 million in 2002, $117.5 million in 2003 and
$197.0 million in 2004 and thereafter.

NOTE 8 -- BROADCAST STATION TRANSACTIONS

     On January 20, 1998, the Company consummated the sale of its Baltimore television station for $80.0 million resulting in a gain of $74.9 million during the first quarter of 1998.

     On July 16, 1998, the Company sold the assets of SF Broadcasting, which owned and operated four television stations.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 9 -- INVESTMENTS

     During the quarter and six months ended June 30, 1999, the Company recognized gains of $3.0 million and $50.3 million, respectively, from the sale of securities in a publicly traded entity.

     In March 1999, the Company entered into a series of financial instruments to hedge the value of the Company's investment in securities of a publicly traded entity. This hedge establishes a floor and ceiling for the value of these securities and is intended to minimize the impact of market fluctuations until the Company sells these securities. The hedge instruments expire during the third quarter of 1999. The Company intends to sell the securities during the third quarter of 1999. Based on the closing price of the underlying securities, the fair value of the hedge as of June 30, 1999 reflects a loss of $11.7 million, which is offset by the unrealized gain on the fair value of the security from the date the hedge transaction was entered.

NOTE 10 -- INDUSTRY SEGMENTS

     For the quarter and six months ended June 30, 1999, the Company operated principally in seven industry segments: Networks and television production, Electronic retailing, Ticketing operations, Hotel reservations, Internet services, Filmed entertainment and Broadcasting. The Networks and television production segment consists of the cable networks USA Network and The Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Ticketing operations segment provides automated ticketing services primarily in the United States. The Hotel reservations segment was formed on May 10, 1999 in conjunction with the acquisition of Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the United States. The Internet services segment represents the Company's on-line retailing networks business and local city guide business. The Filmed entertainment segment represents USA Films, which consists of domestic theatrical film distribution and production businesses which were acquired May 28, 1999, and Savoy. The Broadcasting segment includes the operations of broadcast television stations in twelve markets that principally transmit Home Shopping Network programming. Through July 16, 1998, Other included the operations of SF Broadcasting, the owner of network-affiliated television stations.

-----------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                             --------------------      ------------------------
                                               1999        1998           1999          1998
-----------------------------------------------------------------------------------------------
                                                               (In thousands)
Revenue
  Networks and television production.......  $316,612    $309,841      $  648,365    $  476,003
  Electronic retailing.....................   285,122     266,224         560,905       508,420
  Ticketing operations.....................   123,888     101,169         226,544       194,404
  Hotel reservations.......................    23,018          --          23,018            --
  Internet services........................    13,424       4,720          25,537         8,533
  Filmed entertainment.....................    10,080       3,847          11,775         6,314
  Broadcasting.............................     2,449         156           3,350           388
  Other....................................     2,836      17,436           6,882        32,442
                                             --------    --------      ----------    ----------
                                             $777,429    $703,393      $1,506,376    $1,226,504
                                             ========    ========      ==========    ==========

                      USA NETWORKS, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                             --------------------      ------------------------
                                               1999        1998           1999          1998
-----------------------------------------------------------------------------------------------
                                                               (In thousands)
Operating profit (loss)
  Networks and television production.......  $ 77,154    $ 57,317      $  157,869    $   85,189
  Electronic retailing.....................    25,826      24,275          46,888        39,449
  Ticketing operations.....................    11,847       6,239          16,356        11,802
  Hotel reservations.......................       659          --             659            --
  Internet services........................   (36,334)     (3,778)        (61,339)       (6,388)
  Filmed entertainment.....................      (439)      1,522            (640)        1,068
  Broadcasting.............................   (13,705)     (6,513)        (25,087)      (10,234)
  Other....................................   (13,287)     (3,587)        (21,778)      (10,641)
                                             --------    --------      ----------    ----------
                                             $ 51,721    $ 75,475      $  112,928    $  110,245
                                             ========    ========      ==========    ==========

NOTE 11 -- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

     On November 23, 1998, the Company completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes" and "Notes Offering"). Interest is payable on the Notes on May 15 and November 15 of each year, commencing May 15, 1999.

     The Company is a holding company that has no operating assets or operations. Certain of the Company's indirectly owned subsidiaries are held by Home Shopping Network, Inc. ("Holdco") through USANi LLC. USANi LLC is a co-obligor of the Notes and Holdco is a guarantor. Substantially all of the significant subsidiaries of Holdco and USANi LLC and substantially all of the significant wholly owned subsidiaries of the Company (principally subsidiaries engaged in the broadcasting and ticketing operations) have jointly and severally guaranteed the Company's and USANi LLC's indebtedness (the "Guarantors") under the Notes. Certain subsidiaries of the Company, Holdco and USANi LLC (the "Non-Guarantor Subsidiaries") do not guarantee such indebtedness.

     Full financial statements of the Guarantors and Non-Guarantor Subsidiaries have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Notes. Management does not believe that the information contained in separate full financial statements of the wholly owned Guarantors or Non-Guarantor Subsidiaries would be material to investors. Full financial statements of Holdco, a non-wholly owned Guarantor, are presented in a separate filling. The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors and Non-Guarantor Subsidiaries as of and for the three and six months ended June 30, 1999 (in thousands).

                      USA NETWORKS, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------------
                                                                 NON-
                                                              GUARANTOR                        USAI
                                      USAI      GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
-------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AS OF
  JUNE 30, 1999
Current assets...................  $    1,829   $ 789,252     $  407,320    $        --     $1,198,401
Property and equipment, net......          --     217,589         65,453             --        283,042
Goodwill and other intangible
  assets, net....................      76,836   5,350,073      1,266,818             --      6,693,727
Investments in subsidiaries......   2,616,913     742,834             --     (3,359,747)            --
Other assets.....................     199,737     315,290         23,734             --        538,761
                                   ----------   ----------    ----------    -----------     ----------
     Total assets................  $2,895,315   $7,415,038    $1,763,325    $(3,359,747)    $8,713,931
                                   ==========   ==========    ==========    ===========     ==========
Current liabilities..............  $   18,313   $ 661,559     $  415,131    $        --     $1,095,003
Long-term debt, less current
  portion........................          --     707,951         43,549             --        751,500
Other liabilities................     212,866      83,273        133,952             --        430,091
Minority interest................          --   3,628,545        144,656             --      3,773,201
Interdivisional equity...........          --   2,333,710      1,026,037     (3,359,747)            --
Stockholders' equity.............   2,664,136          --             --             --      2,664,136
                                   ----------   ----------    ----------    -----------     ----------
     Total liabilities and
       shareholders' equity......  $2,895,315   $7,415,038    $1,763,325    $(3,359,747)    $8,713,931
                                   ==========   ==========    ==========    ===========     ==========
OPERATING RESULTS FOR THE QUARTER
ENDED JUNE 30, 1999
Revenue..........................  $       --   $ 607,988     $  169,441    $        --     $  777,429
Operating expenses...............      (4,843)   (536,140)      (184,725)            --       (725,708)
Interest expense, net............      (3,037)    (11,304)            (9)            --        (14,350)
Gain on sale of securities.......          --       2,970             --             --          2,970
Other income (expense), net......       4,890     (17,492)        10,022         (4,890)        (7,470)
Income tax expense...............      (6,726)     (1,255)        (5,874)            --        (13,855)
Minority interest................          --     (38,834)        10,102             --        (28,732)
                                   ----------   ----------    ----------    -----------     ----------
Net earnings (loss)..............  $   (9,716)  $   5,933     $   (1,043)   $    (4,890)    $   (9,716)
                                   ==========   ==========    ==========    ===========     ==========
OPERATING RESULTS FOR THE SIX
MONTHS
ENDED JUNE 30, 1999
Revenue..........................  $       --   $1,220,777    $  285,599    $        --     $1,506,376
Operating expenses...............      (7,298)  (1,070,441)     (315,709)            --     (1,393,448)
Interest income (expense), net...      (4,761)    (20,378)           425             --        (24,714)
Gain on sale of securities.......          --      50,270             --             --         50,270
Other income (expense), net......      36,347      (7,994)        10,489        (36,347)         2,495
Income tax expense...............     (26,461)     (3,138)       (10,756)            --        (40,355)
Minority interest................          --    (120,630)        17,833             --       (102,797)
                                   ----------   ----------    ----------    -----------     ----------
Net earnings (loss)..............  $   (2,173)  $  48,466     $  (12,119)   $   (36,347)    $   (2,173)
                                   ==========   ==========    ==========    ===========     ==========

                      USA NETWORKS, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------------
                                                                 NON-
                                                              GUARANTOR                        USAI
                                      USAI      GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
-------------------------------------------------------------------------------------------------------
CASH FLOW DATA FOR THE SIX MONTHS
ENDED JUNE 30, 1999
Cash flows from operating
  activities.....................  $  (28,395)  $ 193,187     $   24,828    $        --     $  189,620
Cash flows from investing
  activities.....................    (372,285)      3,846          5,171             --       (363,268)
Cash flows from financing
  activities.....................     400,680    (414,710)          (478)            --        (14,508)
Effect of exchange rate changes
  on cash and cash equivalents...          --          --           (475)            --           (475)
Cash at the beginning of the
  period.........................          --     253,468        191,888             --        445,356
                                   ----------   ----------    ----------    -----------     ----------
Cash at the end of the period....  $       --   $  35,791     $  220,934    $        --     $  256,725
                                   ==========   ==========    ==========    ===========     ==========

     The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors and Non-Guarantor Subsidiaries for the three and six months ended June 30, 1998 (in thousands).

----------------------------------------------------------------------------------------------------
                                                              NON-
                                                           GUARANTOR                        USAI
                                    USAI     GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
----------------------------------------------------------------------------------------------------
OPERATING RESULTS FOR THE
  QUARTER
  ENDED JUNE 30, 1998
Revenue.........................  $     --   $ 580,441     $ 122,952       $    --       $ 703,393
Operating expenses..............        52    (511,807)     (116,163)           --        (627,918)
Interest expense, net...........       570     (33,251)       (4,889)           --         (37,570)
Other income (expense), net.....     9,421     (15,902)        8,867        (9,421)         (7,035)
Income tax expense..............   (13,083)     (1,263)       (3,115)           --         (17,461)
Minority interest...............        --     (16,389)          (60)           --         (16,449)
                                  --------   ---------     ---------       -------       ---------
Net earnings (loss).............  $ (3,040)  $   1,829     $   7,592       $(9,421)      $  (3,040)
                                  ========   =========     =========       =======       =========

                      USA NETWORKS, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------
                                                               NON-
                                                            GUARANTOR                        USAI
                                    USAI     GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
-----------------------------------------------------------------------------------------------------
OPERATING RESULTS FOR THE SIX
  MONTHS ENDED JUNE 30, 1998
Revenue.........................  $     --   $  992,702    $   233,802      $     --     $ 1,226,504
Operating expenses..............    (3,402)    (889,187)      (223,670)           --      (1,116,259)
Interest expense, net...........      (302)     (51,104)        (9,713)           --         (61,119)
Gain on disposition of broadcast
  stations......................        --       74,940             --            --          74,940
Other income (expense), net.....    80,708      (19,676)         6,852       (84,139)        (16,255)
Income tax expense..............   (46,113)      (3,908)        (6,152)           --         (56,173)
Minority interest...............        --      (21,710)           963            --         (20,747)
                                  --------   -----------   -----------      --------     -----------
Net earnings (loss).............  $ 30,891   $   82,057    $     2,082      $(84,139)    $    30,891
                                  ========   ===========   ===========      ========     ===========
CASH FLOW DATA FOR THE SIX
MONTHS ENDED JUNE 30, 1998
Cash flows from operating
  activities....................  $ 55,834   $   43,905    $    41,572      $     --     $   141,311
Cash flows from investing
  activities....................   (59,413)  (1,315,909)       (28,443)           --      (1,403,765)
Cash flows from financing
  activities....................     3,537    1,392,534       (112,318)           --       1,283,753
Effect of exchange rate changes
  on cash and cash
  equivalents...................        --           --         (1,457)           --          (1,457)
Cash at the beginning of the
  period........................        42       14,093        101,901            --         116,036
                                  --------   -----------   -----------      --------     -----------
Cash at the end of the period...  $     --   $  134,623    $     1,255      $     --     $   135,878
                                  ========   ===========   ===========      ========     ===========

NOTE 12 -- SUBSEQUENT EVENT

     On July 19, 1999, TMCS entered into an agreement to acquire certain assets associated with the entertainment city guide ("A&E") portion of Sidewalk.com web site ("Sidewalk") from the Microsoft Corporation ("Microsoft"). TMCS also entered into a four year distribution agreement with Microsoft pursuant to which TMCS will become the exclusive provider of local city guide content on the Microsoft Network ("MSN") and TMCS's internet personals Web sites will become the premier provider of personal content to MSN. In addition, TMCS and Microsoft entered into additional cross-promotional arrangements. The transaction is expected to close during the third quarter of 1999 following regulatory approval. In connection with these transactions, TMCS agreed to issue 7,000,000 shares of its common stock and two warrants to purchase an aggregate of 4,500,000 shares of its common stock. The first warrant has an initial exercise price of $30 per share, which adjusts downward by $1/16 for each $1/16 increase in the price of the TMCS common stock over $30 at the time the warrant is exercised. The second warrant for 1,500,000 shares has a fixed exercise price of $60 per share of TMCS common stock.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     USAi is a holding company, with subsidiaries engaged in diversified media and electronic commerce businesses. USAi adopted its present corporate structure as part of the Universal transaction. USAi maintains control and management of Home Shopping Network, Inc. ("Holdco") and USANi LLC, which are non-wholly owned subsidiaries of USAi, and manages the businesses held by USANi LLC in substantially the same manner as they would be if USAi held them directly through wholly owned subsidiaries.

     In July 1997, USAi acquired a controlling interest in Ticketmaster. On June 24, 1998, USAi completed its acquisition of Ticketmaster in a tax-free merger. The acquisition of the controlling interest and the tax-free merger are referred to as the "Ticketmaster Transaction."

     USAi completed the Universal transaction on February 12, 1998. In the Universal transaction, USAi acquired USA Networks, a New York general partnership, which consists of USA Network and The Sci-Fi Channel cable television networks, and Universal Studios, Inc.'s domestic television production and distribution businesses from Universal Studios, Inc. ("Universal"), and changed its name to USA Networks, Inc.

     In September 1998, USAi merged Ticketmaster Online into a subsidiary of CitySearch, Inc., a publisher of local city guides on the Web, to create Ticketmaster Online-CitySearch (the "CitySearch Transaction").

     In May 1999, the Company acquired the assets of two entities which operate Hotel Reservations Network (the "Hotel Reservations Network Transaction"), a leading consolidator of hotel rooms for resale in the consumer market in the United States. Also in May 1999, the Company acquired October Films, Inc. and the domestic film distribution and development business of Universal which was previously operated by Polygram Filmed Entertainment (the "October Films/Polygram Transaction"). In connection with these transactions, the Company established the Hotel reservations and Filmed entertainment business segments.

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

TRANSACTIONS AFFECTING THE COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     During the past three years, the Company augmented its media and electronic commerce businesses by acquiring and developing several new businesses. As a result, the following changes should be considered when comparing the results of operations and financial position. These include the Universal transaction, the Ticketmaster Transaction, the CitySearch Transaction, the Hotel Reservations Network Transaction and the

October Films/PFE Transaction. The acquisitions caused a significant increase in net revenues, operating costs and expenses and operating profit. To enhance comparability, the discussion of consolidated results of operations is supplemented, where appropriate, with separate pro forma financial information that gives effect to the above transactions as if they had occurred at the beginning of the respective periods presented.

     The pro forma information is not necessarily indicative of the revenues and cost of revenues which would have actually been reported had the Universal transaction, the Ticketmaster Transaction, the CitySearch Transaction, the Hotel Reservations Network Transaction and the October Films/PFE Transaction occurred at the beginning of the respective periods, nor is it necessarily indicative of future results.

A. CONSOLIDATED RESULTS OF OPERATIONS

     The following discussions present the material changes in the consolidated results of operations of the Company for the quarter and six months ended June 30, 1999, compared with the quarter and six months ended June 30, 1998. The operations for the quarter and six months ended June 30, 1999 reflect Home Shopping, Savoy, USA Broadcasting, Ticketmaster, USA Networks and Studios USA and since May 11, 1999 and May 28, 1999, respectively, the results of Hotel Reservations Network and USA Films. The operations for the quarter and six months ended June 30, 1998 consist of the operations of Home Shopping, Savoy, SF Broadcasting and USA Broadcasting and, since February 12, 1998, the results of USA Networks and Studios USA. Reference should also be made to the unaudited Condensed Consolidated Financial Statements included herein.

QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 VS. QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

     The Universal Transaction, the Ticketmaster Transaction, the CitySearch Transaction, the Hotel Reservation Network Transaction and the October Films/ PFE Transaction resulted in significant increases in net revenues, operating costs and expenses, other income (expense) and income taxes and will continue to materially impact the Company's operations when comparing year to date information for 1999 to 1998, and accordingly, no significant discussion of these fluctuations is presented.

NET REVENUES

     For the quarter ended June 30, 1999, revenues increased $74.0 million compared to 1998 primarily due to increases of $28.9 million, $23.0 million, $22.7 million and $18.9 million from the USA Network and The Sci-Fi Channel, Hotel reservations, Ticketing operations and Electronic retailing businesses, respectively. The increases were partially offset by decreases of $22.1 million from Studios USA due to fewer deliveries of network product, fewer pilots produced and increased usage of internally produced series for which revenue recognition is deferred until aired on USA Network and the Sci-Fi Channel, and $13.5 million due to the sale of SF Broadcasting in July 1998.

     For the six months ended June 30, 1999, revenues increased $279.9 million compared to 1998 primarily due to increases of $172.4 million, $52.5 million, $32.1 million and $23.0 million from the Networks and television production, Electronic retailing, Ticketing operations and Hotel reservations businesses, respectively, partially offset by a decrease of $25.3 million due to the sale of SF Broadcasting in July 1998.

OPERATING COSTS AND EXPENSES

     For the quarter ended June 30, 1999, total operating costs and expenses increased $97.8 million compared to 1998 primarily due to increases of $41.3 million, $22.4 million, $17.3 million and $17.1 million from the Internet services, Hotel reservations, Electronic retailing and Ticketing operations businesses, respectively. A significant portion of the increase in Internet services is due to amortization expense as a result of the CitySearch Transaction. Increases in Electronic retailing and Ticketing operations are related to increased revenues and increased amortization expense resulting from the Ticketmaster merger respectively.

     For the six months ended June 30, 1999, total operating costs and expenses increased $277.2 million compared to 1998 primarily due to increases of $99.7 million, $72.0 million, $45.0 million, $27.6 million and

$22.4 million from the Networks and television production, Internet services, Electronic retailing, Ticketing operations and Hotel reservations businesses, respectively. A significant portion of the increase in Internet services is due to amortization expense as a result of the CitySearch Transaction. Increases in Ticketing operations resulted from an increase in amortization of goodwill from the Ticketmaster Transaction.

OTHER INCOME (EXPENSE), NET

     For the quarter and six months ended June 30, 1999, interest expense, net decreased $23.2 million and $36.4 million, respectively, compared to 1998 primarily due to lower borrowing levels as a result of the repayment of bank debt from proceeds of the sale of the assets of SF Broadcasting and equity transactions involving Universal and Liberty Media Corporation, a subsidiary of AT&T Corporation ("Liberty") during 1998. In addition, the conversion of the Convertible Subordinated Debentures to equity as of March 1, 1998 and lower interest rates resulted in decreased interest expense.

     For the six months ended June 30, 1999, other, net totaled $2.5 million of income compared to an expense of $16.3 million in 1998 primarily due to the reversal of equity losses in the quarter ended March 31, 1999 which were previously recorded as a result of the Universal Transaction.

INCOME TAXES

     The Company pays income taxes based on the earnings of its consolidated subsidiaries and its allocation of earnings from its ownership in USANi LLC. The Company's effective tax rate for the quarter and six months ended June 30, 1999 is higher than the statutory rate as a result of non-deductible goodwill and other acquired intangible assets and state income taxes.

MINORITY INTEREST

     For the quarter and six months ended June 30, 1999, minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Holdco and the public's ownership interest in TMCS.

     For the quarter and six months ended June 30, 1998, minority interest primarily represents Universal's ownership interest in USANi LLC for the period February 12 through June 30, 1998, Liberty's ownership interest in Holdco, Fox Broadcasting Company's 50% ownership interest in SF Broadcasting and the public's ownership interest in Ticketmaster from the beginning of the respective periods to June 24, 1998.

PRO FORMA QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 VS. PRO FORMA QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

     The following unaudited pro forma operating results of the Company for the quarter and six months ended June 30, 1999 and 1998 presents combined results of operations as if the Universal Transaction, Ticketmaster Transaction, sale of the assets of SF Broadcasting, the CitySearch Transaction, the Hotel Reservations Network Transaction and the October Films/PFE Transaction all occurred at the beginning of the periods presented.

     The Unaudited Combined Condensed Pro Forma Statements of Operations are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had any of the transactions occurred as of January 1, 1999 and 1998, nor are they necessarily indicative of future results of operations.

                      USA NETWORKS, INC. AND SUBSIDIARIES

        UNAUDITED COMBINED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                             --------------------      ------------------------
                                               1999        1998           1999          1998
-----------------------------------------------------------------------------------------------
                                                              (In thousands)
NET REVENUES:
  Networks and television production.......  $316,612    $309,841      $  648,365    $  633,367
  Electronic retailing.....................   285,122     266,224         560,905       508,420
  Ticketing operations.....................   123,888     101,169         226,544       194,404
  Hotel reservations.......................    37,798      14,282          60,719        23,333
  Filmed entertainment.....................    22,367       7,498          29,062        23,251
  Internet services........................    13,424       8,427          25,537        15,331
  Broadcasting.............................     2,449         156           3,350           388
  Other....................................     2,836       3,912           6,882         7,099
                                             --------    --------      ----------    ----------
          Total net revenues...............   804,496     711,509       1,561,364     1,405,593
Operating costs and expenses:
  Cost of sales............................   248,563     191,101         462,747       374,641
  Program costs............................   149,280     168,785         319,347       346,606
  Selling and marketing....................   132,909     103,560         248,330       200,156
  General and administrative...............   112,861      64,595         211,770       127,307
  Other operating costs....................    23,138      58,836          41,742       116,005
  Amortization of cable distribution
     fees..................................     6,186       5,044          12,276        10,564
  Depreciation and amortization............    79,527      70,552         155,532       143,918
                                             --------    --------      ----------    ----------
          Total operating costs and
            expenses.......................   752,464     662,473       1,451,744     1,319,197
                                             --------    --------      ----------    ----------
          Operating profit.................  $ 52,032    $ 49,036      $  109,620    $   86,396
                                             ========    ========      ==========    ==========
          EBITDA...........................  $137,745    $124,632      $  277,428    $  240,878
                                             ========    ========      ==========    ==========

     For the quarter ended June 30, 1999, pro forma revenues for the Company increased $93.0 million, or 13.1%, to $804.5 million from $711.5 million compared to pro forma 1998. For the quarter ended June 30, 1999, pro forma cost of revenues and other costs, excluding depreciation and amortization, increased $79.9 million, or 13.6%, to $666.8 million from $586.9 million compared to pro forma 1998.

     For the six months ended June 30, 1999, pro forma revenues for the Company increased $155.8 million, or 11.1%, to $1.56 billion from $1.41 billion compared to pro forma 1998. For the six months ended June 30, 1999, pro forma cost of revenues and other costs, excluding depreciation and amortization, increased $119.2 million, or 10.2%, to $1.28 billion from $1.16 billion compared to pro forma 1998.

     For the quarter ended June 30, 1999, pro forma EBITDA increased $13.1 million, or 10.5%, to $137.7 million from $124.6 million compared to pro forma 1998. For the six months ended June 30, 1999, pro forma EBITDA increased $36.5 million, or 15.2%, to $277.4 million from $240.9 million compared to pro forma 1998.

     The following discussion provides an analysis of the aforementioned increases in pro forma revenues and costs of revenues and other costs, excluding depreciation and amortization, by significant business segment.

  Networks and television production

     Net revenues for the quarter ended June 30, 1999 increased by $6.8 million, or 2.2%, to $316.6 million from $309.8 million compared to 1998. The increase primarily resulted from an increase in advertising revenues due to higher ratings at USA Network and a significant increase in advertising revenues and affiliate revenues due to higher ratings and an increase in subscribers of The Sci-Fi Channel. The increases were partially offset by lower revenue at Studios USA due to fewer deliveries of network product, fewer pilots produced and increased usage of internally produced series for which revenue recognition is deferred until aired on USA Network and The Sci-Fi Channel.

     Net revenues for the six months ended June 30, 1999 increased by $15.0 million, or 2.4%, to $648.4 million from $633.4 million compared to 1998. The increase primarily resulted from an increase in advertising revenues and affiliate revenues at USA Network and The Sci-Fi Channel due to higher ratings and subscribers partially offset by fewer deliveries of network product, fewer pilots produced and an increased usage of internally produced series for which revenue recognition is deferred until aired on USA Network and The Sci-Fi Channel.

     Cost of revenues and other costs for the quarter ended June 30, 1999 decreased by $14.3 million, or 6.4%, to $211.1 million from $225.4 million. The decrease resulted primarily from lower overhead and marketing costs in both the networks and the television production business, lower television production and higher usage of internally produced product, partially offset by higher programming costs at The Sci-Fi Channel.

     Cost of revenues and other costs for the six months ended June 30, 1999 decreased by $31.1 million, or 6.7%, to $433.9 million from $465.0 million. The decrease resulted primarily from lower overhead and marketing costs, lower television production and increased usage of internally produced product.

     EBITDA for the quarter ended June 30, 1999 increased $21.1 million, or 25.0%, to $105.5 million from $84.4 million compared to pro forma 1998. EBITDA for the six months ended June 30, 1999 increased $46.1 million, or 27.4%, to $214.5 million from $168.4 million compared to pro forma 1998.

  Electronic retailing

     Net revenues for the quarter ended June 30, 1999 increased by $18.9 million, or 7.1%, to $285.1 million from $266.2 million compared to 1998. The increase resulted from higher revenues on both the Home Shopping Network and America's Store services, higher continuity (or off-air) sales and higher revenues on Home Shopping en Espanol, which was launched on March 30, 1998. The increases were partially offset by a planned decrease in the mail order business.

     Net revenues for the six months ended June 30, 1999 increased by $52.5 million, or 10.3%, to $560.9 million from $508.4 million compared to 1998. The increase resulted from higher revenues on both the Home Shopping Network and America's Store services, higher continuity (or off-air) sales, higher revenues on Home Shopping en Espanol and revenues from Short Shopping which began in September 1998. The increases were partially offset by a planned decrease in the mail order business.

     Cost of revenues and other costs for the quarter ended June 30, 1999 increased by $15.1 million, or 6.7%, to $239.0 million from $223.9 million. This increase resulted primarily from higher sales (gross margin decreased to 38.8% in 1999 compared to 39.4% in 1998) and higher merchandising personnel costs. Also contributing to the increase in costs was cost of sales of Home Shopping en Espanol and costs associated with developing the Company's Short Shopping concept.

     Cost of revenues and other costs for the six months ended June 30, 1999 increased by $40.2 million, or 9.3%, to $473.8 million from $433.6 million. This increase resulted primarily from higher sales (gross margin decreased to 38.8% in 1999 compared to 39.3% in 1998) and higher merchandising personnel costs. Also contributing to the increase in costs was cost of sales of Home Shopping en Espanol and costs associated with developing the Company's Short Shopping concept.

     EBITDA for the quarter ended June 30, 1999 increased $3.8 million, or 9.0%, to $46.1 million from $42.3 million compared to 1998. EBITDA for the six months ended June 30, 1999 increased $12.3 million, or 16.4%, to $87.1 million from $74.8 million compared to 1998.

  Ticketing operations

     Net revenues for the quarter ended June 30, 1999 increased by $22.7 million, or 22.5%, to $123.9 million from $101.2 million compared to 1998. The increase resulted from a substantial increase in the number of tickets sold and higher revenue per ticket. Revenues were also impacted by a significant increase in the number of tickets (1.9 million additional tickets) sold on-line.

     Net revenues for the six months ended June 30, 1999 increased by $32.1 million, or 16.5%, to $226.5 million from $194.4 million compared to 1998. The increase resulted from a substantial increase in the number of tickets sold and higher revenue per ticket. Revenues were also impacted by a significant increase in the number of tickets (3.1 million additional tickets) sold on-line.

     Cost of revenues and other costs for the quarter ended June 30, 1999 increased by $9.8 million, or 11.4%, to $95.8 million from $86.0 million. This increase resulted primarily from higher ticketing operation costs as a result of higher ticketing revenue, partially offset by a reduction in overhead costs and start-up costs which were incurred in the quarter ended June 30, 1998 related to the launch of ticketing operations in Northern California and South America.

     Cost of revenues and other costs for the six months ended June 30, 1999 increased by $13.3 million, or 8.1%, to $178.6 million from $165.3 million. This increase resulted primarily from higher ticketing operation costs as a result of higher ticketing revenue, partially offset by a reduction in overhead costs.

     EBITDA for the quarter ended June 30, 1999 increased $12.9 million, or 85.3%, to $28.1 million from $15.2 million compared to 1998. EBITDA for the six months ended June 30, 1999 increased $18.8 million, or 64.7%, to $47.9 million from $29.1 million compared to 1998.

  Hotel reservations

     Net revenues for the quarter ended June 30, 1999 increased by $23.5 million, or 164.7%, to $37.8 million from $14.3 million compared to 1998. Net revenues for the six months ended June 30, 1999 increased by $37.4 million, or 160.2%, to $60.7 million from $23.3 million compared to 1998. The increases resulted from a substantial increase in the number of rooms booked and expansion into new cities.

     Cost of revenues and other costs for the quarter ended June 30, 1999 increased by $19.9 million, or 162.0%, to $32.1 million from $12.2 million. This increase resulted primarily from higher room costs as a result of a greater number of rooms sold.

     Cost of revenues and other costs for the six months ended June 30, 1999 increased by $31.7 million, or 157.4%, to $51.9 million from $20.2 million.

     EBITDA for the quarter ended June 30, 1999 increased $3.7 million, or 181.0%, to $5.7 million from $2.0 million compared to 1998. EBITDA for the six months ended June 30, 1999 increased $5.6 million, or 177.9%, to $8.8 million from $3.2 million compared to 1998.

  Internet services

     Net revenues for the quarter ended June 30, 1999 increased by $5.0 million, or 59.3%, to $13.4 million from $8.4 million in 1998. The increase resulted from an increase in registered users to USAi's primary online retailing service, First Auction, which was partially offset by the shut down of another service during 1998, and an increase in online city guide revenue of 85.6%.

     Net revenues for the six months ended June 30, 1999 increased by $10.2 million, or 66.6%, to $25.5 million from $15.3 million in 1998. The increase resulted from an increase in registered users to USAi's primary online retailing service, First Auction, which was partially offset by the shut down of another service during 1998, and an increase in online city guide revenue of 86.6%.

     Cost of revenues and other costs for the quarter ended June 30, 1999 increased by $19.3 million, or 100.2%, to $38.5 million from $19.2 million in 1998. The increase resulted primarily from increased costs to maintain and enhance the Internet services, the costs incurred to develop a new electronic commerce site to be launched in the third quarter of 1999, increased costs of shipping product as First Auction expanded its product mix, the expansion of local city guides into ten new markets and increased advertising and promotion costs.

     Cost of revenues and other costs for the six months ended June 30, 1999 increased by $30.4 million, or 84.8%, to $66.3 million from $35.9 million in 1998. The increase resulted primarily from increased costs to maintain and enhance the Internet services and increased advertising and promotion costs.

     EBITDA loss for the quarter ended June 30, 1999 increased by $14.3 million, or 132.2% to $25.1 million from $10.8 million in 1998. EBITDA loss for the six months ended June 30, 1999 increased by $20.2 million, or 98.3% to $40.8 million from $20.6 million in 1998. An increased loss is expected for the remainder of 1999 as new local city guide sites are rolled out.

  Filmed entertainment

     Net revenues for the six months ended June 30, 1999 include theatrical releases of $10.7 million, video of $9.6 million and sales of foreign rights of $2.7 million, as well as revenues generated from the distribution of films from the Savoy library.

     Net revenues for the six months ended June 30, 1998 include theatrical releases of $7.9 million related mainly to one production, home video of $5.3 million and revenues of $6.3 million from the distribution of films from the Savoy library.

  Broadcasting

     Net revenues represent amounts generated at the television station in the Miami/Ft. Lauderdale market.

     A significant increase in losses is expected in the broadcasting segment for the remainder of 1999 as costs are incurred to launch more local television stations.

  Other

     Other includes the actual results from a business sold in the second quarter of 1999. Costs are related to these revenues and corporate expenses.

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $189.6 million for the six months ended June 30, 1999 compared to $141.3 million for the six months ended June 30, 1998. These cash proceeds and available cash and borrowings were used to pay for acquisitions of $162.2 million, capital expenditures of $52.7 million and long-term investments totaling $12.2 million and to make principal payments on long-term obligations of $15.5 million and mandatory tax distribution payments to LLC partners of $28.8 million. Furthermore, USAi transferred $200.0 million to Universal under an interest bearing note related to the October Films/PFE Transaction, of which $199.7 is outstanding at June 30, 1999. The Company generated cash proceeds of $61.1 million from the sale of securities in a publicly traded entity during the six months ended June 30, 1999.

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

     On November 23, 1998, USAi completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). Proceeds received from the sale of the Notes together with available cash were used to repay and permanently reduce $500.0 million of the Tranche A Term Loan. The existing credit facility is guaranteed by substantially all of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. As of June 30, 1999 and as of July 31, 1999, there was $237.5 million in outstanding borrowings under the Tranche A Term Loan, no borrowings under the revolving credit portion of the credit facility, and $599.1 million was available for borrowing after taking into account outstanding letters of credit. As of June 30, 1999, the interest rate on loans outstanding under the Tranche A Term Loan was 5.79%.

     Under the investment agreement relating to the Universal transaction, USAi has granted to Universal and Liberty preemptive rights with respect to future issuances of USAi's common stock and Class B common stock. These preemptive rights generally allow Universal and Liberty the right to maintain an ownership percentage in USAi equal to the ownership percentage that entity held, on a fully converted basis, immediately prior to the issuance. In July 1999, Universal and Liberty exercised their preemptive rights, resulting in total cash proceeds to the company of $362.6 million. Universal purchased 7.4 million of USANi LLC shares and Liberty purchased 3.6 million shares of USAi common stock.

     As part of the Universal transaction, USAi entered into a joint venture agreement relating to the development of international general entertainment television channels including international versions of USA Network, The Sci-Fi Channel and Universal's action/adventure channel, 13th Street. USAi has elected to have Universal buy out its 50% interest in the venture. Accordingly, during the six months ended June 30, 1999, USANi LLC reversed amounts previously recorded for its share of losses of the joint venture.

     USAi anticipates that it will need to invest working capital towards the development and expansion of its overall operations. Due primarily to the expansion of its Internet businesses and the roll-out of new television stations, future capital expenditures are projected to be higher than current amounts.

     USAi implemented its plan to disaffiliate its television station in the Miami/Ft. Lauderdale market in June 1998. USAi has incurred and will continue to incur expenditures to develop programming for this station, which during the development and transitional stage, may not be offset by sufficient advertising revenues. USAi plans to transition additional broadcasting stations to the new format in 1999, including the station in the Dallas market in November 1999. USAi believes that the process of disaffiliation can be successfully managed so as not to have a material adverse effect but rather to maximize the value of the broadcasting stations. In connection with the launch of the local television stations, the Company is in the process of building a production center in California to serve the stations. The total capital cost should not exceed $25.0 million, of which $11.5 million was incurred as of June 30, 1999.

     On March 1, 1999, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $28.8 million.

     On May 10, 1999, the Company completed the acquisition of the assets of two entities which operate Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States. The purchase price was $150.0 million plus contingent payments based on operating performance during the year ended December 31, 1999 and during the twelve month periods ended March 31, 2000, 2001 and 2002. Actual operating performance is measured against targeted performance for the defined periods to arrive at the contingent payments. Through August 4, 1999, the Company paid $25.0 million pursuant to these contingent payment arrangements.

     On May 28, 1999, the Company completed its acquisition of October Films, Inc. The Company issued 300,000 shares of USAi common stock to Universal and paid cash consideration of $12.0 million to October Films shareholders (other than Universal) for total consideration of $23.6 million. To fund the cash consideration portion of the transaction, Universal purchased from USAi 300,000 additional shares of USAi common stock at $40.00 per share. As part of the transaction, the Company assumed the outstanding balance under October Films' credit agreement, which totaled $83.2 million as of June 30, 1999. The balance is due in May 2000.

     Also on May 28, 1999, USAi acquired from Universal the domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses. The acquisition included PFE's domestic production assets such as Interscope Communications and Propaganda Films, as well as the following distribution assets: PolyGram Video, Polygram Filmed Entertainment Canada, Gramercy Pictures, and PolyGram Films. The acquisition of the above assets is referred to as the "PFE Transaction". In connection with the transaction, USAi agreed to assume certain liabilities related to the PFE businesses acquired. In addition, USAi advanced $200.0 million to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement, under which USAi will distribute, in the United States and Canada, certain Polygram Filmed Entertainment, Inc. theatrical films that were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through June 30, 1999, approximately $1 million has been offset against the advance.

     In July 1999, USAi announced that its Board of Directors authorized the extension of the Company's stock repurchase program providing for the repurchase of up to 10 million shares of USAi's common stock over the next 12 months, on the open market or in negotiated transactions. The amount and timing of purchases, if any, will depend on market conditions and other factors, including USAi's overall capital structure. Funds for these purchases will come from cash on hand or borrowings under the Company's credit facility. During the six months ended June 30, 1999, the Company purchased 150,000 shares of its common stock for aggregate consideration $4.9 million.

     In management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet USAi's foreseeable needs.

     During the six months ended June 30, 1999, USAi did not pay any cash dividends, and none are permitted under USAi's existing credit facility.

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

     USAi believes that, with respect to technological operations which are dependent on third parties, the significant areas of potential risk are the ability of satellite and cable operators to receive the signal transmission of USA Network, The Sci-Fi Channel and the Home Shopping Network and America's Store services, and the ability of banks and credit card processors to process credit card transactions. Remediation of critical systems that are not Year 2000 compliant is substantially complete. USAi expects its Year 2000 assessment, remediation, implementation and testing to be completed by September 1999, except for some of its non-critical systems at Ticketmaster which are scheduled to be completed by October 1999.

     It is not possible at this time to predict with any reasonable certainty the total cost to address all Year 2000 issues. However, USAi believes that the total costs associated with the Year 2000 assessment, remediation, implementation and testing will not exceed $10 million of which approximately $8 million has been spent through July 31, 1999. This amount is exclusive of capital expenditures that have either been made or are currently planned to be made to replace existing hardware and software systems, all as part of USAi's ongoing efforts to upgrade its infrastructure and systems.

     Accordingly, based on existing information, USAi believes that the costs of addressing potential problems will not have a material adverse effect on USAi's financial position, results of operations or cash flows. However, if USAi, its customers or vendors were unable to resolve the issues in a timely manner, it could result in a material adverse effect on USAi's financial position, results of operations or cash flows. USAi has devoted and plans to continue to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

     During the second quarter of 1999, USAi developed contingency plans in the event it does not successfully complete all phases of its Year 2000 program for each of its significant operating divisions.

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

     Hotel reservations revenues are influenced by the seasonal nature of holiday travel in the markets it serves, and has historically peaked in the fall. As the business expands into new markets, the impact of seasonality is expected to lessen.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the Urban Broadcasting litigation, previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K") and the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the "Company's 1st Quarter Form 10-Q"), on May 17, 1999, Urban filed a Notice of Appeal with the court to appeal the Final Order of Judgment entered in the at-law action to the Virginia Supreme Court. On June 11, 1999, the Chancery Court entered a Final Order of Decree of Judgment in favor of Home Shopping Club LP ("HSC"), USA Networks, Inc. and USA Station Group of Virginia, Inc., which expressly declared that HSC had not breached the Television Affiliation Agreement between HSC and Urban. On June 11, 1999, Urban filed a Notice of Appeal with the court to appeal the Final Order of Decree of Judgment entered in the Chancery action to the Virginia Supreme Court.

     In the Jovon litigation, previously reported in the Company's 1998 Form 10-K and the Company's 1st Quarter Form 10-Q, the court granted Jovon's and the Stroud's Motion for Summary Judgment by Order dated June 1, 1999 and entered an Order of Summary Final Judgment on June 15, 1999. Thereafter, on July 12, 1999, the entities controlled by USAi filed a Notice of Appeal with the court to appeal the Order of Summary Final Judgment to the Court of Appeal for the Second District of Florida.

     In the MovieFone litigation, previously reported in the Company's 1998 Form 10-K, the Ticketmaster affiliate filed a notice of appeal of the court's decision, including to seek reversal of the rulings regarding successor liability and violations of the injunction. On May 17, 1999, the Ticketmaster affiliate posted a bond to stay enforcement of the damage award for violations of the injunction. Further, on July 9, 1999, the Ticketmaster affiliate filed a motion for declaratory judgment that it is not in violation of the injunction by respecting the rights and refusing to interfere with the operation of American Movie Cinemas, Inc., a third party that is the owner of certain ticketing software currently maintained by the Ticketmaster affiliate. On July 20, 1999, MovieFone filed a cross-motion for further contempt sanctions requesting that the court hold the Ticketmaster affiliate in contempt and award damages based on MovieFone's allegation that the Ticketmaster affiliate is in violation of the injunction. The Ticketmaster affiliate denies that it is in violation of the injunction. The court has set a hearing for September 13, 1999.

     On July 22, 1999, a class action entitled Anthony Mason v. Ticketmaster LLC; Ticketmaster Corporation; Ticketmaster Group, Inc.; Time Consumer Service, Inc. and John Does 1-10 was filed in the United States District Court for the Northern District of Illinois. The plaintiff alleges that Ticketmaster engages in unlawful business practices in connection with offering the "Entertainment Weekly" to consumers. The complaint, which alleges that Ticketmaster's policies violate 39 U.S.C. 3009 (mailing of unordered merchandise) and Section 2 of the Illinois Consumer Fraud and Deceptive Business Practices Act, seeks restitution, damages, punitive damages and attorney's fees. The time for defendants to answer has not yet lapsed. Ticketmaster believes that these allegations have no merit.

     With regard to the Lycos litigation matter previously reported in the Company's 1998 Form 10-K, in light of the termination of the Lycos transaction, the Company believes the claims asserted in those litigations are moot.

     The Company is engaged in various other lawsuits either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material impact on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
27.1    --   Financial Data Schedule (for SEC use only)
27.2    --   Financial Data Schedule (for SEC use only)

     (b) Forms 8-K

    On May 12, 1999, USAi filed a report on Form 8-K announcing the termination of the Lycos transaction.

    On July 13, 1999, USAi filed a report on Form 8-K announcing the date of its 1999 annual meeting and the deadline for submitting stockholders proposals for the 1999 annual meeting.

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

                Dated            August 16, 1999  /s/ BARRY DILLER
        ----------------------------------------  --------------------------------------------------------
                                                  Barry Diller
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                Dated            August 16, 1999  /s/ VICTOR A. KAUFMAN
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

                Dated            August 16, 1999  /s/ MICHAEL P. DURNEY
        ----------------------------------------  --------------------------------------------------------
                                                  Michael P. Durney
                                                  Vice President, Controller
                                                  (Chief Accounting Officer)