Form 10-Q
period 1999-09-30
USA NETWORKS INC
filed 1999-11-15
CIK 891103

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 15, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
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

     As of October 29, 1999, the following shares of the Registrant's capital stock were outstanding:

Common Stock...........................................  136,505,046
Class B Common Stock...................................   31,516,726
                                                         -----------
          Total outstanding Common Stock...............  168,021,772
Common Stock issuable upon exchange of outstanding
  exchangeable subsidiary equity.......................  180,576,423
                                                         -----------
          Total outstanding Common Stock, assuming full
            exchange of exchangeable subsidiary
            equity.....................................  348,598,195
                                                         ===========

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 29, 1999 was $4,598,860,125. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

     Assuming the exchange, as of October 29, 1999, of all equity securities of subsidiaries of the Registrant exchangeable for Common Stock of the Registrant, the Registrant would have outstanding 348,598,195 shares of Common Stock with an aggregate market value of $15,708,706,162.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      USA NETWORKS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     1999       1998        1999         1998
                                                   --------   --------   ----------   ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES
     Networks and television production..........  $307,360   $281,302   $  955,725   $  757,305
     Electronic retailing........................   281,946    258,038      842,851      766,458
     Ticketing operations........................   110,813     89,134      337,357      283,538
     Hotel reservations..........................    47,652         --       70,670           --
     Internet services...........................    15,224      5,934       40,761       14,467
     Filmed entertainment........................    27,912        500       39,687        6,814
     Broadcasting................................     2,341        579        5,691          967
     Other.......................................        --      5,027        6,882       37,468
                                                   --------   --------   ----------   ----------
          Total net revenues.....................   793,248    640,514    2,299,624    1,867,017
                                                   --------   --------   ----------   ----------
Operating costs and expenses:
     Cost of sales...............................   243,345    192,531      664,450      533,190
     Program costs...............................   147,549    153,618      466,896      412,541
     Selling and marketing.......................   129,067    114,793      377,397      347,418
     General and administrative..................   127,804     47,258      331,415      183,700
     Other operating costs.......................    16,783     23,707       58,525       66,210
     Amortization of cable distribution fees.....     6,938      5,319       19,214       15,883
     Depreciation and amortization...............    83,430     53,286      230,467      147,829
                                                   --------   --------   ----------   ----------
          Total operating costs and expenses.....   754,916    590,512    2,148,364    1,706,771
                                                   --------   --------   ----------   ----------
     Operating profit............................    38,332     50,002      151,260      160,246
Other income (expense):
     Interest income.............................     8,948     13,712       24,297       21,422
     Interest expense............................   (21,170)   (35,490)     (61,233)    (104,319)
     Gain on disposition of broadcast stations...        --      9,247           --       84,187
     Gain on sale of securities..................    39,451         --       89,721           --
     Other, net..................................      (509)    (3,452)       1,986      (19,707)
                                                   --------   --------   ----------   ----------
                                                     26,720    (15,983)      54,771      (18,417)
                                                   --------   --------   ----------   ----------
Earnings before income taxes and minority
  interest.......................................    65,052     34,019      206,031      141,829
Income tax expense...............................   (24,947)   (16,619)     (65,302)     (72,792)
Minority interest................................   (47,785)   (22,249)    (150,582)     (42,996)
                                                   --------   --------   ----------   ----------
NET EARNINGS (LOSS)..............................  $ (7,680)  $ (4,849)  $   (9,853)  $   26,041
                                                   ========   ========   ==========   ==========
Basic earnings (loss) per common share...........  $   (.04)  $   (.03)  $     (.06)  $      .19
                                                   ========   ========   ==========   ==========
Diluted earnings (loss) per common share.........  $   (.04)  $   (.03)  $     (.06)  $      .14
                                                   ========   ========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents..............................   $  386,032      $  445,356
     Accounts and notes receivable, net of allowance of
      $42,341 and $20,610, respectively.....................      391,588         372,111
     Inventories, net.......................................      488,584         421,570
     Other current assets, net..............................       40,018          28,501
                                                               ----------      ----------
          Total current assets..............................    1,306,222       1,267,538
PROPERTY, PLANT AND EQUIPMENT
     Computer and broadcast equipment.......................      282,900         249,539
     Buildings and leasehold improvements...................      107,274         100,339
     Furniture and other equipment..........................       60,251          40,105
                                                               ----------      ----------
                                                                  450,425         389,983
     Less accumulated depreciation and amortization.........     (209,207)       (168,727)
                                                               ----------      ----------
                                                                  241,218         221,256
     Land...................................................       16,158          16,044
     Projects in progress...................................       45,858          18,130
                                                               ----------      ----------
                                                                  303,234         255,430
OTHER ASSETS
     Intangible assets, net.................................    6,844,263       6,342,646
     Cable distribution fees, net ($36,830 and $39,650,
      respectively, to related parties).....................      131,191         100,416
     Long-term investments..................................       57,860          63,365
     Notes and accounts receivable, net of current portion
      ($2,562 and $3,356, respectively, from related
      parties)..............................................       48,253          48,532
     Advance to Universal...................................      183,285              --
     Inventories, net.......................................      176,659         151,828
     Deferred charges and other, net ($4,671 and $4,357,
      respectively, from related parties)...................      107,459          97,347
                                                               ----------      ----------
                                                               $9,158,426      $8,327,102
                                                               ==========      ==========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term obligations............   $   16,329      $   36,538
     Accounts payable, trade................................      151,972         186,690
     Accounts payable, client accounts......................       97,359          70,817
     Obligations for program rights and film costs..........      250,958         184,583
     Deferred revenue.......................................       90,726          45,619
     Amounts due under acquisition agreements...............       32,167              --
     Cable distribution fees payable ($18,567 and $18,633,
      respectively, to related parties).....................       41,149          44,588
     Deferred income taxes..................................       21,410          17,269
     Other accrued liabilities ($16,844 and $0, respectively, to related parties) ..     292,758     276,675
                                                               ----------      ----------
          Total current liabilities.........................      994,828         862,779
LONG-TERM OBLIGATIONS, net of current.......................      550,221         775,683
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................      305,869         409,956

OTHER LONG-TERM LIABILITIES.................................       76,532          73,682

MINORITY INTEREST...........................................    4,445,902       3,633,597

COMMITMENTS AND CONTINGENCIES...............................           --              --

STOCKHOLDERS' EQUITY
Preferred stock -- $.01 par value; authorized 15,000,000
  shares; no shares issued and outstanding..................           --              --
Common stock -- $.01 par value; authorized 800,000,000
  shares; issued and outstanding 136,414,109 and 127,272,032
  shares, respectively......................................        1,364           1,273
Class B -- convertible common stock -- $.01 par value;
  authorized, 200,000,000 shares; issued and outstanding,
  31,516,726 shares.........................................          315             315
Additional paid-in capital..................................    2,834,514       2,594,043
Accumulated deficit.........................................      (36,580)        (26,727)
Unrealized gain in available for sale securities............           --          10,353
Foreign currency translation................................       (1,237)         (1,501)
Treasury stock at cost -- 264,124 shares....................       (7,861)             --
Unearned compensation.......................................         (443)         (1,353)
Note receivable from key executive for common stock
  issuance..................................................       (4,998)         (4,998)
                                                               ----------      ----------
          Total stockholders' equity........................    2,785,074       2,571,405
                                                               ----------      ----------
                                                               $9,158,426      $8,327,102
                                                               ==========      ==========

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                    CLASS B
                                                                  CONVERTIBLE   ADDITIONAL                                FOREIGN
                                                         COMMON     COMMON       PAID-IN     ACCUMULATED   UNREALIZED    CURRENCY
                                              TOTAL      STOCK       STOCK       CAPITAL       DEFICIT       GAINS      TRANSLATION
                                            ----------   ------   -----------   ----------   -----------   ----------   -----------
                                                                                (IN THOUSANDS)
BALANCE AT JANUARY 1, 1999................  $2,571,405   $1,273      $315       $2,594,043    $(26,727)     $ 10,353      $(1,501)
Comprehensive loss:
    Net loss for the nine months ended
      September 30, 1999..................      (9,853)     --         --               --      (9,853)           --           --
    Decrease in unrealized gains in
      available for sale securities.......     (10,353)     --         --               --          --       (10,353)          --
    Foreign currency translation..........         264      --         --               --          --            --          264
                                            ----------
    Comprehensive loss                         (19,942)
                                            ----------
Issuance of common stock upon exercise of
  stock options...........................      38,741      48         --           38,693          --            --           --
Income tax benefit related to stock
  options exercised.......................      53,731      --         --           53,731          --            --           --
Issuance of stock in connection with
  October Films/PFE Transaction...........      23,558       6         --           23,552          --            --           --
Issuance of stock in connection with other
  acquisitions............................       4,226       1         --            4,225          --            --           --
Issuance of stock in connection with
  Liberty preemptive rights...............     120,306      36         --          120,270          --            --           --
Purchase of treasury stock in connection
  with stock repurchase program...........      (7,226)     --         --               --          --            --           --
Cancellation of employee equity program...        (355)     --         --               --          --            --           --
Amortization of unearned compensation
  related to stock options and equity
  participation plans.....................         630      --         --               --          --            --           --
                                            ----------   ------      ----       ----------    --------      --------      -------
BALANCE AT SEPTEMBER 30, 1999.............  $2,785,074   $1,364      $315       $2,834,514    $(36,580)     $     --      $(1,237)
                                            ==========   ======      ====       ==========    ========      ========      =======

                                                                         NOTE
                                                                      RECEIVABLE
                                                                       FROM KEY
                                                                      EXECUTIVE
                                                                         FOR
                                                                        COMMON
                                            TREASURY     UNEARNED       STOCK
                                             STOCK     COMPENSATION    ISSUANCE
                                            --------   ------------   ----------
                                                       (IN THOUSANDS)
BALANCE AT JANUARY 1, 1999................  $    --      $(1,353)      $(4,998)
Comprehensive loss:
    Net loss for the nine months ended
      September 30, 1999..................       --           --            --
    Decrease in unrealized gains in
      available for sale securities.......       --           --            --
    Foreign currency translation..........       --           --            --
    Comprehensive loss
Issuance of common stock upon exercise of
  stock options...........................       --           --            --
Income tax benefit related to stock
  options exercised.......................       --           --            --
Issuance of stock in connection with
  October Films/PFE Transaction...........       --           --            --
Issuance of stock in connection with other
  acquisitions............................       --           --            --
Issuance of stock in connection with
  Liberty preemptive rights...............       --           --            --
Purchase of treasury stock in connection
  with stock repurchase program...........   (7,226)          --            --
Cancellation of employee equity program...     (635)         280            --
Amortization of unearned compensation
  related to stock options and equity
  participation plans.....................       --          630            --
                                            -------      -------       -------
BALANCE AT SEPTEMBER 30, 1999.............  $(7,861)     $  (443)      $(4,998)
                                            =======      =======       =======

        The accompanying notes are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                1999         1998
                                                              ---------   -----------
                                                                  (IN THOUSANDS)
Cash flows from operating activities:
Net earnings (loss).........................................  $  (9,853)  $    26,041
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
     Depreciation and amortization..........................    230,467       147,829
     Amortization of cable distribution fees................     19,214        15,883
     Amortization of program rights and film costs..........    420,285       358,688
     Gain on disposition of broadcast station...............         --       (84,187)
     Gain on sale of securities.............................    (89,721)           --
     Minority interest......................................    150,582        42,996
     Non-cash stock compensation............................      3,754         3,892
     Changes in current assets and liabilities:
          Accounts receivable...............................      2,607      (112,685)
          Inventories.......................................    (18,343)      (86,067)
          Accounts payable..................................    (25,488)       67,191
          Accrued liabilities...............................     48,453        57,712
     Payment for program rights and film costs..............   (448,975)     (335,001)
     Increase in cable distribution fees....................    (35,624)       (2,365)
     Other, net.............................................      2,074        46,804
                                                              ---------   -----------
               NET CASH PROVIDED BY OPERATING ACTIVITIES....    249,432       146,731
                                                              ---------   -----------
Cash flows from investing activities:
     Acquisition of Universal Transaction, net of cash
      acquired..............................................         --    (1,297,233)
     Acquisitions, net of cash acquired.....................   (179,906)      (85,555)
     Capital expenditures, net..............................    (87,795)      (64,240)
     Advance to Universal...................................   (200,000)           --
     Recoupment of advance to Universal.....................     20,741            --
     Increase in long-term investments......................    (17,746)      (25,631)
     Proceeds from disposition of broadcast stations........         --       356,769
     Proceeds from sale of securities.......................    107,231            --
     Payment of merger and financing costs..................     (4,765)      (29,972)
     Other, net.............................................      5,845        (2,997)
                                                              ---------   -----------
               NET CASH USED IN INVESTING ACTIVITIES........   (356,395)   (1,148,859)
                                                              ---------   -----------
Cash flows from financing activities:
     Borrowings.............................................         --     1,641,380
     Principal payments on long-term obligations............   (337,636)   (1,198,565)
     Purchase of treasury stock.............................     (7,226)           --
     Payment of mandatory tax distribution to LLC
      partners..............................................    (28,830)           --
     Proceeds from issuance of common stock and LLC
      shares................................................    413,318       811,018
     Proceeds from sale of subsidiary stock.................      2,490            --
     Proceeds from minority interest shareholders...........      4,050            --
     Cash acquired in merger transactions...................      1,209         7,877
     Redemption of minority interest in SF Broadcasting.....         --       (81,664)
                                                              ---------   -----------
               NET CASH PROVIDED BY FINANCING ACTIVITIES....     47,375     1,180,046
                                                              ---------   -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        264        (1,723)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (59,324)      176,195
Cash and cash equivalents at beginning of period............    445,356       116,036
                                                              ---------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 386,032   $   292,231
                                                              =========   ===========

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

     In July 1997, the Company acquired a controlling interest in Ticketmaster Group, Inc. ("Ticketmaster"). On June 24, 1998, the Company completed its acquisition of Ticketmaster in a tax-free merger, pursuant to which each outstanding share of Ticketmaster common stock not owned by the Company was exchanged for 1.126 shares of USAi common stock -- See Note 3.

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

     On May 10, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of two entities which operate Hotel Reservations Network (the "Hotel Reservations Network Transaction") -- See Note 3.

     On May 28, 1999, the Company acquired October Films, Inc. ("October Films"), in which Universal owned a majority interest, and the domestic film distribution and development business of Universal previously operated by Polygram Filmed Entertainment, Inc. ("PFE") (the "October Films/PFE Transaction") -- See Note 3.

     As of September 30, 1999, the Company engages in seven principal areas of business:

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

BASIS OF PRESENTATION

     The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 1998. Certain amounts in the Condensed Consolidated Financial

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 1 -- COMPANY HISTORY AND BASIS OF PRESENTATION -- (CONTINUED)
Statements for the quarter and nine months ended September 30, 1998 have been reclassified to conform to the 1999 presentation.

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

NOTE 3 -- BUSINESS ACQUISITIONS

UNIVERSAL TRANSACTION

     In connection with the Universal Transaction, USAi paid Universal approximately $4.1 billion in the form of a cash payment of approximately $1.6 billion, a portion of which ($300 million plus interest) was deferred until no later than June 30, 1998, and an effective 45.8% interest in the Company through shares of common stock, par value $.01 per share, of the Company (the "Common Stock") and Class B common stock, par value $.01 per share, of the Company (the "Class B Common Stock"), and shares of a newly formed limited liability company ("LLC Shares") ("USANi LLC") which are exchangeable (subject to regulatory restrictions) into shares of Common Stock and Class B Common Stock. At the closing of the Universal Transaction, USAi contributed its Electronic retailing business to USANi LLC, a subsidiary of USAi. Simultaneously with this transaction, the remaining 1,178,322 shares of Class B Common Stock were issued in accordance with Liberty Media Corporation's, a subsidiary of AT&T Corporation, ("Liberty") contingent right to receive such shares as part of USAi's merger with Home Shopping Network, Inc. ("Holdco") in 1996.

     The Investment Agreement, as amended and restated as of December 18, 1997, among the Company, Holdco, Universal and Liberty (the "Investment Agreement"), relating to the Universal Transaction also

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 3 -- BUSINESS ACQUISITIONS -- (CONTINUED) contemplated that, on or prior to June 30, 1998, the Company and Liberty would complete a transaction involving a $300 million cash investment, plus an interest factor, by Liberty in the Company through the purchase of Common Stock or LLC Shares. The transaction closed on June 30, 1998 with Liberty making a cash payment of $308.5 million in exchange for 15,000,000 LLC shares.

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

CITYSEARCH TRANSACTION

     On September 28, 1998, pursuant to an Amended and Restated Agreement and Plan of Reorganization among CitySearch, Inc.("CitySearch"), the Company, Ticketmaster and certain of its subsidiaries, the Company merged the online ticketing operations of Ticketmaster ("Ticketmaster Online") into a subsidiary of CitySearch, a publisher of local city guides on the Web (the "CitySearch Merger"), to create Ticketmaster Online-CitySearch, Inc. ("TMCS"). The Company had acquired Ticketmaster Online as part of the Ticketmaster Transaction and allocated to Ticketmaster Online a total of $154.8 million of the goodwill resulting from the Ticketmaster Transaction. The CitySearch Merger was accounted for using the "reverse purchase" method of accounting, pursuant to which Ticketmaster Online was treated as the acquiring entity for accounting purposes, and the portion of the assets and liabilities of CitySearch acquired were recorded at their respective fair values under the purchase method of accounting.

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

HOTEL RESERVATIONS NETWORK TRANSACTION

     On May 10, 1999, the Company completed the acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of two entities which operate Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States. The purchase price was $150.0 million, reduced by a working capital adjustment of $0.8 million, plus contingent payments based on operating performance during the year ended December 31, 1999 and for the twelve month periods ended March 31, 2000, 2001 and 2002. Through November 4, 1999, the Company paid $37.5 million pursuant to these contingent payment arrangements. The transaction has been accounted for under the purchase method

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 3 -- BUSINESS ACQUISITIONS -- (CONTINUED) of accounting. The purchase price, including the remaining initial contingent payment of $12.5 million which management has determined is probable of occurrence, has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $200.2 million has been preliminarily allocated to goodwill, which is being amortized over 10 years.

OCTOBER FILMS/PFE TRANSACTION

     In connection with the acquisition of October Films, Inc., as of May 28, 1999, the Company issued 300,000 shares of Common Stock to Universal and paid cash consideration of approximately $12 million to October Films shareholders (other than Universal) for total consideration of $23.6 million. To fund the cash consideration portion of the transaction, Universal purchased from USAi 300,000 additional shares of Common Stock at $40.00 per share. In addition, the Company assumed $83.2 million of outstanding debt under October Films' credit agreement which was repaid from cash on hand on August 20, 1999.

     Also on May 28, 1999, USAi acquired from Universal the domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses. The acquisition included PFE's domestic production assets such as Interscope Communications and Propaganda Films, as well as the following distribution assets: PolyGram Video, Polygram Filmed Entertainment Canada, Gramercy Pictures, and PolyGram Films. In connection with the transaction, USAi agreed to assume certain liabilities related to the PFE businesses acquired. In addition, USAi advanced $200 million to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement pursuant to which USAi will distribute, in the U.S. and Canada, certain Polygram theatrical films which were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through September 30, 1999, approximately $20.7 million had been offset against the advance.

     The October Films/PFE Transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $98.2 million has been preliminarily allocated to goodwill, which is being amortized over 40 years.

     The following unaudited pro forma condensed combined financial information for the three and nine month periods ended September 30, 1999 and 1998, is presented to show the results of the Company as if the Universal Transaction, the Ticketmaster Transaction, the CitySearch Transaction, the sale of SF Broadcasting (see Note 8), the Hotel Reservations Network Transaction and the October Films/PFE Transaction all occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles, changes in programming and film costs amortization and an increase in interest expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates.

                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER 30,
                                           -------------------   -----------------------
                                             1999       1998        1999         1998
                                           --------   --------   ----------   ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.............................  $793,248   $673,232   $2,354,612   $2,078,824
Net loss.................................    (7,680)   (30,748)     (14,130)     (13,729)
Basic and diluted loss per common
  share..................................  $   (.04)  $   (.22)  $     (.09)  $     (.13)

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 4 -- LONG-TERM OBLIGATIONS

     On February 12, 1998, the Company entered into an Unsecured Senior Credit Facility, which included a $750.0 million Tranche A Term Loan maturing on December 31, 2002. In November 1998, in conjunction with the offering of $500.0 million 6 3/4% Senior Notes, the Company permanently repaid $500.0 million of the Tranche A Term Loan. In September 1999, the Company permanently repaid the remaining balance. In conjunction with the September 1999 repayment, the Company wrote off deferred financing costs of $0.6 million.

NOTE 5 -- CONSOLIDATED STATEMENTS OF CASH FLOWS

     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

     On March 29, 1999, TMCS completed its acquisition of City Auction, Inc. ("City Auction"), a person-to-person online auction community, by issuing approximately 800,000 shares of its common stock for all the outstanding stock of City Auction, for a total value of $27.2 million.

     On May 28, 1999, in connection with the October Films/PFE Transaction, the Company issued 300,000 shares of Common Stock, with a value of approximately $12.0 million.

     On June 14, 1999, TMCS completed the acquisition of Match.com, Inc ("Match.com"), an Internet personals company. In connection with the acquisition, TMCS issued approximately 1.9 million shares of TMCS Class B Common Stock to the former owners of Match.com representing a total purchase price of approximately $43.3 million.

     On September 13, 1999, TMCS purchased all the outstanding limited liability company units ("Units") of Web Media Ventures, L.L.C., an Internet personals company distributing its services through a network of affiliated Internet sites. In connection with the acquisition, TMCS issued 1.2 million shares of TMCS Class B Common Stock in exchange for all of the Web Media Units. In addition, TMCS is obligated to issue additional contingent shares related to certain revenue targets. The total purchase price recorded at September 13, 1999, without considering the contingent shares, was $36.6 million.

     On September 18, 1999, TMCS acquired certain assets associated with the entertainment city guide (A&E) portion of the Sidewalk.com web site ("Sidewalk") from Microsoft Corporation ("Microsoft"). The Company also entered into a four year distribution agreement with Microsoft pursuant to which the Company will become the exclusive provider of local city guide content on the Microsoft Network ("MSN") and the Company's internet personals Web sites will become the premier provider of personals content to MSN. In addition, the Company and Microsoft entered into additional cross-promotional arrangements. TMCS issued Microsoft 7.0 million shares of TMCS Class B Common Stock. The fair value of the consideration provided in exchange for the Sidewalk assets and distribution agreement amounted to $338.0 million.

     During the nine months ended September 30, 1999, the Company acquired post-production and other equipment through capital leases totaling $2.5 million.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 5 -- CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

                                                              (IN THOUSANDS)
ACQUISITION OF USA NETWORKS AND STUDIOS USA
     Acquisition price......................................   $ 4,115,531
     Less: Amount paid in cash..............................    (1,300,983)
                                                               -----------
     Total Non-Cash Consideration...........................   $ 2,814,548
                                                               ===========
Components of Non-Cash Consideration:
     Deferred purchase price liability......................   $   300,000
     Issuance of Common Shares and Class B Shares...........       277,898
     Issuance of USANi LLC Shares...........................     2,236,650
                                                               -----------
                                                               $ 2,814,548
                                                               ===========
Exchange of Minority Interest in USANi LLC for Deferred
  Purchase Price Liability..................................   $   304,636
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

     In connection with the sale of the SF Broadcasting television stations on July 16, 1998, as part of the total consideration, the Company received a note in the amount of $25.0 million. This note was transferred to the minority interest shareholder of SF Broadcasting as part of the redemption of their interest.

     In connection with the CitySearch Transaction, the Company exchanged an effective 35.2% interest in Ticketmaster Online for a 50.7% interest in CitySearch.

NOTE 6 -- INVENTORIES

                                               SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                              ---------------------   ---------------------
          INVENTORIES CONSIST OF:             CURRENT    NONCURRENT   CURRENT    NONCURRENT
          -----------------------             --------   ----------   --------   ----------
                                                             (IN THOUSANDS)
Film costs:
     Released, less amortization............  $ 86,531    $ 50,068    $ 98,082    $ 61,310
     Completed or in process and
       unreleased...........................    62,144      22,790         138          --
Programming costs, net of amortization......   175,790     102,558     156,789      90,518
Inventories held for sale...................   164,119          --     165,212          --
Other.......................................        --       1,243       1,349          --
                                              --------    --------    --------    --------
          Inventories, net..................  $488,584    $176,659    $421,570    $151,828
                                              ========    ========    ========    ========

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 6 -- INVENTORIES -- (CONTINUED)
     The Company estimates that approximately 90% of unamortized film costs at September 30, 1999 will be amortized within the next three years.

NOTE 7 -- SAVOY SUMMARIZED FINANCIAL INFORMATION

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

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
SUMMARIZED OPERATING INFORMATION                               1999       1998
--------------------------------                              -------   --------
                                                                (IN THOUSANDS)
Net revenue.................................................  $4,687    $33,938
Operating expenses..........................................   4,882     36,432
Operating loss..............................................    (195)    (2,494)
Net income..................................................   3,258     35,118

                                                              SEPTEMBER 30,   DECEMBER 31,
             SUMMARY BALANCE SHEET INFORMATION                    1999            1998
             ---------------------------------                -------------   ------------
                                                                     (IN THOUSANDS)
Current assets..............................................    $ 11,018        $ 24,115
Non-current assets..........................................     138,849         132,937
Current liabilities.........................................      12,173          12,596
Non-current liabilities.....................................      42,507          52,532

     The September 30, 1998 summarized operating information includes the operations of SF Broadcasting until its assets were sold on July 16, 1998.

NOTE 8 -- PROGRAM RIGHTS AND FILM COSTS

     As of September 30, 1999, the liability for program rights, representing future payments to be made under program contract agreements amounted to $489.6 million. Annual payments required are approximately $55.2 million in the remainder of 1999, $209.3 million in 2000, $109.4 million in 2001, $67.5 million in 2002, $28.2 million in 2003 and $20.0 million in 2004 and thereafter. Amounts representing interest are $59.1 million and the present value of future payments is $430.5 million.

     As of September 30, 1999, the liability for film costs amounted to $126.3 million. Annual payments are approximately $20.1 million in the remainder of 1999, $63.2 million in 2000, $25.0 million in 2001, $13.0 million in 2002, and
$5.0 million in 2003.

     Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of September 30, 1999, the unrecorded commitments amounted to $766.8 million. Annual commitments are $15.8 million for the remainder of 1999, $111.5 million in 2000, $157.3 million in 2001, $151.8 million in 2002, $120.9 million in 2003 and $209.5 million in 2004 and thereafter.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 9 -- BROADCAST STATION TRANSACTIONS

     On January 20, 1998, the Company consummated the sale of its Baltimore television station for $80.0 million resulting in a gain of $74.9 million during the first quarter of 1998. On July 16, 1998, the Company sold the assets of SF Broadcasting, which owned and operated four television stations.

NOTE 10 -- INVESTMENTS

     During the quarter and nine months ended September 30, 1999, the Company recognized gains of $39.5 million and $89.7 million, respectively, from the sale of securities in a publicly traded entity.

NOTE 11 -- INDUSTRY SEGMENTS

     For the quarter and nine months ended September 30, 1999, the Company operated principally in seven industry segments: Networks and television production, Electronic retailing, Ticketing operations, Hotel reservations, Internet services, Filmed entertainment and Broadcasting. The Networks and television production segment consists of the cable networks USA Network and The Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Ticketing operations segment provides automated ticketing services primarily in the United States. The Hotel reservations segment was formed on May 10, 1999 in conjunction with the acquisition of Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the United States. The Internet services segment represents the Company's on-line retailing networks business and local city guide business. The Filmed entertainment segment represents USA Films, which consists of domestic theatrical film distribution and production businesses which were acquired May 28, 1999, and Savoy. The Broadcasting segment includes the operations of broadcast television stations in twelve markets that principally transmit Home Shopping Network programming. Through July 16, 1998, Other included the operations of SF Broadcasting, the owner of network-affiliated television stations.

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                  -------------------   --------------------------
                                                    1999       1998         1999           1998
                                                  --------   --------   -------------   ----------
                                                                   (IN THOUSANDS)
Net revenues
Networks and television production..............  $307,360   $281,302    $  955,725     $  757,305
     Electronic retailing.......................   281,946    258,038       842,851        766,458
     Ticketing operations.......................   110,813     89,134       337,357        283,538
     Hotel reservations.........................    47,652         --        70,670             --
     Internet services..........................    15,224      5,934        40,761         14,467
     Filmed entertainment.......................    27,912        500        39,687          6,814
     Broadcasting...............................     2,341        579         5,691            967
     Other......................................        --      5,027         6,882         37,468
                                                  --------   --------    ----------     ----------
                                                  $793,248   $640,514    $2,299,624     $1,867,017
                                                  ========   ========    ==========     ==========

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 11 -- INDUSTRY SEGMENTS -- (CONTINUED)

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                  -------------------   --------------------------
                                                    1999       1998         1999           1998
                                                  --------   --------   -------------   ----------
                                                                   (IN THOUSANDS)
Operating profit (loss)
     Networks and television production.........  $ 65,028   $ 43,187    $  222,897     $  128,376
     Electronic retailing.......................    26,431     24,586        73,320         64,036
     Ticketing operations.......................     7,510      3,203        23,868         15,005
     Hotel reservations.........................     1,500         --         2,159             --
     Internet services..........................   (43,938)    (4,317)     (105,280)       (10,705)
     Filmed entertainment.......................       798      1,680           158          2,748
     Broadcasting...............................   (11,525)    (9,591)      (36,612)       (19,825)
     Other......................................    (7,472)    (8,746)      (29,250)       (19,389)
                                                  --------   --------    ----------     ----------
                                                  $ 38,332   $ 50,002    $  151,260     $  160,246
                                                  ========   ========    ==========     ==========

NOTE 12 -- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL
          INFORMATION

     On November 23, 1998, the Company completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes" and "Notes Offering"). Interest is payable on the Notes on May 15 and November 15 of each year, commencing May 15, 1999.

     The Company is a holding company that has no operating assets or operations. Certain of the Company's indirectly owned subsidiaries are held by Home Shopping Network, Inc. ("Holdco") through USANi LLC. USANi LLC is a co-obligor of the Notes and Holdco is a guarantor. Substantially all of the significant subsidiaries of Holdco and USANi LLC and substantially all of the significant wholly owned subsidiaries of the Company (principally subsidiaries engaged in the hotel reservations, filmed entertainment, broadcasting and ticketing operations) have jointly and severally guaranteed the Company's and USANi LLC's indebtedness (the "Guarantors") under the Notes. Certain subsidiaries of the Company, Holdco and USANi LLC (the "Non-Guarantor Subsidiaries") do not guarantee such indebtedness.

     Full financial statements of the Guarantors and Non-Guarantor Subsidiaries have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Notes. Management does not believe that the information contained in separate full financial statements of the wholly owned Guarantors or Non-Guarantor Subsidiaries would be material to investors. Full financial statements of Holdco, a non-wholly owned Guarantor, are presented in a separate filing. The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors and Non-Guarantor Subsidiaries as of and for the three and nine months ended September 30, 1999 (in thousands).

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 12 -- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR
          FINANCIAL INFORMATION -- (CONTINUED)

                                                                 NON-
                                                              GUARANTOR                        USAI
                                     USAI      GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                  ----------   -----------   ------------   ------------   ------------
BALANCE SHEET DATA AS OF
  SEPTEMBER 30, 1999
Current assets..................  $    2,097   $   947,705    $  356,420    $        --    $ 1,306,222
Property and equipment, net.....          --       229,813        73,421             --        303,234
Goodwill and other intangible
  assets, net...................      76,312     5,154,916     1,613,035             --      6,844,263
Investments in subsidiaries.....   2,603,778       720,135            --     (3,323,913)            --
Other assets....................     138,260       481,974        84,473             --        704,707
                                  ----------   -----------    ----------    -----------    -----------
          Total assets..........  $2,820,447   $ 7,534,543    $2,127,349    $(3,323,913)   $ 9,158,426
                                  ==========   ===========    ==========    ===========    ===========
Current liabilities.............  $      169   $   653,297    $  341,362    $        --    $   994,828
Long-term debt, less current
  portion.......................          --       506,755        43,466             --        550,221
Other liabilities...............      35,204       146,428       200,769             --        382,401
Minority interest...............          --     3,911,329       534,573             --      4,445,902
Interdivisional equity..........          --     2,316,734     1,007,179     (3,323,913)            --
Stockholders' equity............   2,785,074            --            --             --      2,785,074
                                  ----------   -----------    ----------    -----------    -----------
          Total liabilities and
            shareholders'
            equity..............  $2,820,447   $ 7,534,543    $2,127,349    $(3,323,913)   $ 9,158,426
                                  ==========   ===========    ==========    ===========    ===========
OPERATING RESULTS FOR THE
  QUARTER ENDED SEPTEMBER 30,
  1999
Revenue.........................  $       --   $   594,253    $  198,995    $        --    $   793,248
Operating expenses..............      (1,035)     (530,440)     (223,441)            --       (754,916)
Interest expense, net...........      (3,213)       (8,623)         (386)            --        (12,222)
Gain on sale of securities......          --        39,451            --             --         39,451
Other income (expense), net.....      13,271       (18,722)       18,213        (13,271)          (509)
Income tax expense..............     (16,703)       (2,394)       (5,850)            --        (24,947)
Minority interest...............          --       (61,922)       14,137             --        (47,785)
                                  ----------   -----------    ----------    -----------    -----------
Net earnings (loss).............  $   (7,680)  $    11,603    $    1,668    $   (13,271)   $    (7,680)
                                  ==========   ===========    ==========    ===========    ===========
OPERATING RESULTS FOR THE NINE
  MONTHS ENDED SEPTEMBER 30,
  1999
Revenue.........................  $       --   $ 1,815,030    $  484,594    $        --    $ 2,299,624
Operating expenses..............      (8,333)   (1,600,881)     (539,150)            --     (2,148,364)
Interest income (expense),
  net...........................      (7,974)      (29,001)           39             --        (36,936)
Gain on sale of securities......          --        89,721            --             --         89,721
Other income (expense), net.....      49,618       (26,716)       28,702        (49,618)         1,986
Income tax expense..............     (43,164)       (5,532)      (16,606)            --        (65,302)
Minority interest...............          --      (182,552)       31,970             --       (150,582)
                                  ----------   -----------    ----------    -----------    -----------
Net earnings (loss).............  $   (9,853)  $    60,069    $  (10,451)   $   (49,618)   $    (9,853)
                                  ==========   ===========    ==========    ===========    ===========

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 12 -- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR
          FINANCIAL INFORMATION -- (CONTINUED)

                                                                    NON-
                                                                 GUARANTOR                        USAI
                                         USAI      GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       ---------   ----------   ------------   ------------   ------------
CASH FLOW DATA FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1999
Cash flows from operating
  activities.........................  $ (34,548)  $ 269,576      $ 14,404       $    --       $ 249,432
Cash flows from investing
  activities.........................   (370,727)     26,095       (11,763)           --        (356,395)
Cash flows from financing
  activities.........................    405,275    (328,136)      (29,764)           --          47,375
Effect of exchange rate changes on
  cash and cash equivalents..........         --          --           264            --             264
Cash at the beginning of the
  period.............................         --     253,468       191,888            --         445,356
                                       ---------   ---------      --------       -------       ---------
Cash at the end of the period........  $      --   $ 221,003      $165,029       $    --       $ 386,032
                                       =========   =========      ========       =======       =========

     The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors and Non-Guarantor Subsidiaries for the three and nine months ended September 30, 1998 (in thousands).

                                                                    NON-
                                                                 GUARANTOR                        USAI
                                          USAI     GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         -------   ----------   ------------   ------------   ------------
OPERATING RESULTS FOR THE QUARTER ENDED
SEPTEMBER 30, 1998
Revenue................................  $    --   $ 544,443      $ 96,071       $    --       $ 640,514
Operating expenses.....................   (1,232)   (494,510)      (94,770)           --        (590,512)
Interest expense, net..................   (4,811)    (14,831)       (2,136)           --         (21,778)
Gain on disposition of broadcast
  stations.............................       --          --         9,247            --           9,247
Other income (expense), net............    7,515      (4,608)        1,156        (7,515)         (3,452)
Income tax expense.....................   (6,321)       (738)       (9,560)           --         (16,619)
Minority interest......................       --     (23,797)        1,548            --         (22,249)
                                         -------   ---------      --------       -------       ---------
Net earnings (loss)....................  $(4,849)  $   5,959      $  1,556       $(7,515)      $  (4,849)
                                         =======   =========      ========       =======       =========

                                                                  NON-
                                                               GUARANTOR                        USAI
                                       USAI     GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                     --------   -----------   ------------   ------------   ------------
OPERATING RESULTS FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 1998
Revenue............................  $     --   $ 1,537,145    $ 329,872       $     --     $ 1,867,017
Operating expenses.................    (4,634)   (1,383,697)    (318,440)            --      (1,706,771)
Interest expense, net..............    (5,113)      (65,935)     (11,849)            --         (82,897)
Gain on disposition of broadcast
  stations.........................        --        74,940        9,247             --          84,187
Other income (expense), net........    88,223       (24,284)       8,008        (91,654)        (19,707)
Income tax expense.................   (52,435)       (4,645)     (15,712)            --         (72,792)
Minority interest..................        --       (45,507)       2,511             --         (42,996)
                                     --------   -----------    ---------       --------     -----------
Net earnings (loss)................  $ 26,041   $    88,017    $   3,637       $(91,654)    $    26,041
                                     ========   ===========    =========       ========     ===========

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 12 -- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR
          FINANCIAL INFORMATION -- (CONTINUED)

                                                                  NON-
                                                               GUARANTOR                        USAI
                                       USAI     GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                     --------   -----------   ------------   ------------   ------------
CASH FLOW DATA FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1998
Cash flows from operating
  activities.......................  $ 46,418   $    51,298    $  49,015       $     --     $   146,731
Cash flows from investing
  activities.......................   (59,413)   (1,311,302)     221,856             --      (1,148,859)
Cash flows from financing
  activities.......................    12,953     1,464,695     (297,602)            --       1,180,046
Effect of exchange rate changes on
  cash and cash equivalents........        --            --       (1,723)            --          (1,723)
Cash at the beginning of the
  period...........................        42        14,093      101,901             --         116,036
                                     --------   -----------    ---------       --------     -----------
Cash at the end of the period......  $     --   $   218,784    $  73,447       $     --     $   292,231
                                     ========   ===========    =========       ========     ===========

NOTE 13 -- SUBSEQUENT EVENT

     On November 9, 1999, Hotel Reservations Network filed a registration statement with the Securities and Exchange Commission regarding an initial public offering of its common stock.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     USAi is a holding company, with subsidiaries engaged in diversified media and electronic commerce businesses. USAi adopted its present corporate structure as part of the Universal Transaction. USAi maintains control and management of Home Shopping Network, Inc. ("Holdco") and USANi LLC, which are non-wholly owned subsidiaries of USAi, and manages the businesses held by USANi LLC in substantially the same manner as they would be if USAi held them directly through wholly-owned subsidiaries.

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

     In September 1998, USAi merged Ticketmaster Online into a subsidiary of CitySearch, Inc., a publisher of local city guides on the Web, to create Ticketmaster Online-CitySearch ("TMCS") (the "CitySearch Transaction").

     In May 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of two entities which operate Hotel Reservations Network (the "Hotel Reservations Network Transaction"), a leading consolidator of hotel rooms for resale in the consumer market in the United States. Also in May 1999, the Company acquired October Films, Inc. and the domestic film distribution and development business of Universal which was previously operated by Polygram Filmed Entertainment ("USA Films") (the "October Films/PFE Transaction"). In connection with these transactions, the Company established the Hotel reservations and Filmed entertainment business segments. On November 9, 1999, Hotel Reservations Network filed a registration statement with the Securities and Exchange Commission regarding an initial public offering of its common stock.

EBITDA

     Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is defined as operating profit plus depreciation and amortization. EBITDA is presented here as a management tool and as a valuation methodology for companies in the media, entertainment and communications industries. EBITDA does not purport to represent cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA may not be comparable to calculations of similarly titled measures by other companies.

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

     The pro forma information is not necessarily indicative of the revenues and operating costs and expenses and operating profit which would have actually been reported had the Universal Transaction, the Ticketmaster Transaction, the CitySearch Transaction, the Hotel Reservations Network Transaction and the October Films/PFE Transaction occurred at the beginning of the respective periods, nor is it necessarily indicative of future results.

CONSOLIDATED RESULTS OF OPERATIONS

     The following discussions present the material changes in the consolidated results of operations of the Company for the quarter and nine months ended September 30, 1999, compared with the quarter and nine months ended September 30, 1998. The operations for the quarter and nine months ended September 30, 1999 consist of the operations of Home Shopping, Savoy, USA Broadcasting, Ticketmaster, USA Networks and Studios USA and since May 11, 1999 and May 28, 1999, respectively, the results of Hotel Reservations Network and USA Films. The operations for the quarter and nine months ended September 30, 1998 consist of the operations of Home Shopping, Savoy, SF Broadcasting and USA Broadcasting and, since February 12, 1998, the operations of USA Networks and Studios USA. Reference should also be made to the unaudited Condensed Consolidated Financial Statements included herein.

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

     The Universal Transaction, the Ticketmaster Transaction, the CitySearch Transaction, the Hotel Reservations Network Transaction and the October Films/ PFE Transaction resulted in significant increases in net revenues, operating costs and expenses, other income (expense) and income taxes and will continue to materially impact the Company's operations when comparing year to date information for 1999 to 1998, and accordingly, no significant discussion of these fluctuations is presented.

NET REVENUES

     For the quarter ended September 30, 1999, revenues increased $152.7 million compared to 1998 primarily due to increases of $47.7 million, $27.4 million, $26.1 million, $23.9 million and $21.7 million from the Hotel reservations, Filmed entertainment, Networks and television production, Electronic retailing and Ticketing operations businesses, respectively.

     For the nine months ended September 30, 1999, revenues increased $432.6 million compared to 1998 primarily due to increases of $198.4 million, $76.4 million, $70.7 million, $53.8 million, $32.9 million and $26.3 million from the Networks and television production, Electronic retailing, Hotel reservations, Ticketing operations, Filmed entertainment and Internet services businesses, respectively, partially offset by a decrease of $27.1 million due to the sale of SF Broadcasting in July 1998.

OPERATING COSTS AND EXPENSES

     For the quarter ended September 30, 1999, total operating costs and expenses, including depreciation and amortization expense, increased $164.4 million compared to 1998 primarily due to increases of $48.9 million,

$46.2 million, $28.3 million, $22.1 million and $17.4 million from the Internet services, Hotel reservations, Filmed entertainment, Electronic retailing and Ticketing operations businesses, respectively. A significant portion of the increase in Internet services is due to amortization expense as a result of the CitySearch Transaction. Increases in Electronic retailing and Ticketing operations are related to increased revenues.

     For the nine months ended September 30, 1999, total operating costs and expenses, including depreciation and amortization expense, increased $441.6 million compared to 1998 primarily due to increases of $120.9 million, $103.9 million, $68.5 million, $67.1 million, $45.0 million and $35.4 million from the Internet services, Networks and television production, Hotel reservations, Electronic retailing, Ticketing operations and Filmed entertainment businesses, respectively. The increase was offset by a decrease of $24.0 million due to the sale of SF Broadcasting in July 1998.

OTHER INCOME (EXPENSE), NET

     For the quarter and nine months ended September 30, 1999, interest expense, net decreased $9.6 million and $46.0 million, respectively, compared to 1998 primarily due to lower borrowing levels as a result of the repayment of bank debt in the fourth quarter of 1998 and in 1999 from the proceeds of equity transactions involving Universal and Liberty Media Corporation, a subsidiary of AT&T Corporation ("Liberty"). In addition, the conversion of the Convertible Subordinated Debentures to equity as of March 1, 1998 and lower interest rates resulted in decreased interest expense.

     For the nine months ended September 30, 1999, other, net totaled $2.0 million of income compared to an expense of $19.7 million in 1998 primarily due to the reversal of equity losses in the quarter ended March 31, 1999 which were recorded in 1998 as a result of the Universal Transaction. Other expense in 1999 relates primarily to losses on investments accounted for under the equity method.

     In the quarter and nine months ended September 30, 1999, the Company realized gains of $39.5 million and $89.7 million, respectively, related to the sale of securities.

INCOME TAXES

     The Company pays income taxes based on the earnings of its consolidated subsidiaries and its allocation of earnings from its ownership in USANi LLC. The Company's effective tax rate for the quarter and nine months ended September 30, 1999 is higher than the statutory rate as a result of non-deductible goodwill and other acquired intangible assets and state income taxes.

MINORITY INTEREST

     For the quarter and nine months ended September 30, 1999, minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Holdco and the public's ownership interest in TMCS.

     For the quarter and nine months ended September 30, 1998, minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Holdco, Fox Broadcasting Company's 50% ownership interest in SF Broadcasting through July 16, 1998 and the public's ownership interest in Ticketmaster to June 24, 1998.

PRO FORMA QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. PRO FORMA QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

     The following unaudited pro forma operating results of the Company for the quarter and nine months ended September 30, 1999 and 1998 presents combined results of operations as if the Universal Transaction, Ticketmaster Transaction, sale of the assets of SF Broadcasting, the CitySearch Transaction, the Hotel Reservations Network Transaction and the October Films/PFE Transaction all occurred at the beginning of the periods presented.

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

                      USA NETWORKS, INC. AND SUBSIDIARIES

        UNAUDITED COMBINED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS

                                                        PROFORMA                PROFORMA
                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     1999       1998        1999         1998
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
NET REVENUES:
     Networks and television production..........  $307,360   $281,302   $  955,725   $  914,669
     Electronic retailing........................   281,946    258,038      842,851      766,458
     Ticketing operations........................   110,813     89,134      337,357      283,538
     Hotel reservations..........................    47,652     17,461      108,371       40,794
     Filmed entertainment........................    27,912     13,023       56,974       36,274
     Internet services...........................    15,224     10,453       40,761       25,784
     Broadcasting................................     2,341        579        5,691          967
     Other.......................................        --      3,242        6,882       10,340
                                                   --------   --------   ----------   ----------
          Total net revenues.....................   793,248    673,232    2,354,612    2,078,824
Operating costs and expenses:
     Cost of sales...............................   243,345    218,319      706,092      592,960
     Program costs...............................   147,549    153,618      466,896      500,224
     Selling and marketing.......................   129,067     93,141      377,397      290,473
     General and administrative..................   127,804     40,822      339,574      171,997
     Other operating costs.......................    16,783     61,263       58,525      176,223
     Amortization of cable distribution fees.....     6,938      5,319       19,214       15,883
     Depreciation and amortization...............    83,430     70,389      238,603      214,383
                                                   --------   --------   ----------   ----------
          Total operating costs and expenses.....   754,916    642,871    2,206,301    1,962,143
                                                   --------   --------   ----------   ----------
          Operating profit.......................  $ 38,332   $ 30,361   $  148,311   $  116,681
                                                   ========   ========   ==========   ==========
          EBITDA.................................  $128,700   $106,069   $  406,128   $  346,947
                                                   ========   ========   ==========   ==========

     For the quarter ended September 30, 1999, pro forma revenues for the Company increased $120.0 million, or 17.8%, to $793.2 million from $673.2 million compared to pro forma 1998. For the quarter ended September 30, 1999, pro forma cost of revenues and other costs, excluding depreciation and amortization, increased $97.3 million, or 17.2%, to $664.5 million from $567.2 million compared to pro forma 1998.

     For the nine months ended September 30, 1999, pro forma revenues for the Company increased $275.8 million, or 13.3%, to $2.35 billion from $2.08 billion compared to pro forma 1998. For the nine months ended September 30, 1999, pro forma cost of revenues and other costs, excluding depreciation and amortization, increased $216.6 million, or 12.5%, to $1.95 billion from $1.73 billion compared to pro forma 1998.

     For the quarter ended September 30, 1999, pro forma EBITDA increased $22.6 million, or 21.3%, to $128.7 million from $106.1 million compared to pro forma 1998. For the nine months ended September 30, 1999, pro forma EBITDA increased $59.2 million, or 17.1%, to $406.1 million from $346.9 million compared to pro forma 1998.

     The following discussion provides an analysis of the aforementioned increases in pro forma revenues and costs of revenues and other costs, excluding depreciation and amortization, by significant business segment.

  Networks and television production

     Net revenues for the quarter ended September 30, 1999 increased by $26.1 million, or 9.3%, to $307.4 million from $281.3 million compared to 1998. The increase primarily resulted from an increase in advertising revenues due to higher ratings at USA Network and a significant increase in advertising revenues and affiliate revenues due to higher ratings and an increase in subscribers at The Sci-Fi Channel. The increases were partially offset by lower revenues at Studios USA due to fewer deliveries of network product, fewer pilots produced and increased usage of internally produced series for which revenue recognition is deferred until aired on USA Network and The Sci-Fi Channel.

     Net revenues for the nine months ended September 30, 1999 increased by $41.0 million, or 4.5%, to $955.7 million from $914.7 million compared to 1998. The increase primarily resulted from an increase in advertising revenues at USA Network and increased advertising and affiliate revenue at The Sci-Fi Channel due to higher ratings and subscribers. The networks increase was offset by lower revenues at Studios USA due to fewer deliveries of network product, fewer pilots produced and significantly increased usage of internally produced series for which revenue recognition is deferred until aired on USA Network and The Sci-Fi Channel.

     Cost of revenues and other costs for the quarter ended September 30, 1999 increased by $4.2 million, or 2.0%, to $214.1 million from $209.9 million compared to 1998. The increase resulted primarily from higher programming costs at The Sci-Fi Channel.

     Cost of revenues and other costs for the nine months ended September 30, 1999 decreased by $26.9 million, or 4.0%, to $648.0 million from $674.9 million compared to 1998. The decrease resulted primarily from lower overhead and marketing costs, lower television production and increased usage of internally produced product.

     EBITDA for the quarter ended September 30, 1999 increased $21.9 million, or 30.7%, to $93.3 million from $71.4 million compared to pro forma 1998. EBITDA for the nine months ended September 30, 1999 increased $68.0 million, or 28.4%, to $307.8 million from $239.8 million compared to pro forma 1998.

  Electronic retailing

     Net revenues for the quarter ended September 30, 1999 increased by $23.9 million, or 9.3%, to $281.9 million from $258.0 million compared to 1998 due to increased sales volume and higher continuity (or off-air) sales.

     Net revenues for the nine months ended September 30, 1999 increased by $76.4 million, or 10.0%, to $842.9 million from $766.5 million compared to 1998. The increase resulted from higher revenues on both the Home Shopping Network and America's Store services, higher continuity (or off-air) sales, and higher revenues on Home Shopping en Espanol which was launched in March 1998. The increases were partially offset by a planned decrease in the mail order business.

     Cost of revenues and other costs for the quarter ended September 30, 1999 increased by $18.7 million, or 8.7%, to $234.2 million from $215.5 million compared to 1998. This increase resulted primarily from higher sales volume and higher merchandising personnel costs.

     Cost of revenues and other costs for the nine months ended September 30, 1999 increased by $58.8 million, or 9.1%, to $708.0 million from $649.2 million. This increase resulted primarily from higher sales volume and higher merchandising personnel costs. Also contributing to the increase in costs was cost of sales of Home Shopping en Espanol and costs associated with developing the Company's Short Shopping concept.

     EBITDA for the quarter ended September 30, 1999 increased $5.3 million, or 12.4%, to $47.8 million from $42.5 million compared to 1998 due to increased domestic gross margins (38.7% versus 38.3%) and lower return rates. EBITDA for the nine months ended September 30, 1999 increased $17.6 million, or 15.0%, to $134.9 million from $117.3 million compared to 1998 due to increased domestic gross margins (39.8% versus 38.5%) and lower return rates.

  Ticketing operations

     Net revenues for the quarter ended September 30, 1999 increased by $21.7 million, or 24.3%, to $110.8 million from $89.1 million compared to 1998. The increase resulted from a 7.3% increase in the number of tickets sold, higher revenue per ticket and higher revenue related to TM Direct, which provides telemarketing and other services to third parties. Also, revenues from tickets sold on-line increased significantly in the quarter (15.0% of total tickets sold in the quarter ended September 30, 1999 from 5.2% compared to 1998).

     Net revenues for the nine months ended September 30, 1999 increased by $53.9 million, or 19.0%, to $337.4 million from $283.5 million compared to 1998. The increase resulted from a 9.8% increase in the number of tickets sold and higher revenue per ticket and increased revenues from TM Direct. Revenues were also impacted by a significant increase in the number of tickets sold on-line.

     Cost of revenues and other costs for the quarter ended September 30, 1999 increased by $14.1 million, or 19.0%, to $88.4 million from $74.3 million compared to 1998. This increase resulted primarily from higher ticketing operation costs as a result of higher ticketing volume and higher costs related to TM Direct, partially offset by a reduction in overhead costs and start-up costs which were incurred in the quarter ended September 30, 1998 related to the launch of ticketing operations in Northern California and South America.

     Cost of revenues and other costs for the nine months ended September 30, 1999 increased by $27.5 million, or 11.4%, to $267.1 million from $239.6 million compared to 1998. This increase resulted primarily from higher ticketing operation costs as a result of higher ticketing revenue, partially offset by a reduction in overhead costs.

     EBITDA for the quarter ended September 30, 1999 increased $7.6 million, or 51.0%, to $22.4 million from $14.8 million compared to 1998. EBITDA for the nine months ended September 30, 1999 increased $26.4 million, or 60.1%, to $70.3 million from $43.9 million compared to 1998.

  Hotel reservations

     Net revenues for the quarter ended September 30, 1999 increased by $30.2 million, or 172.9%, to $47.7 million from $17.5 million compared to 1998. Net revenues for the nine months ended September 30, 1999 increased by $67.6 million, or 165.7%, to $108.4 million from $40.8 million compared to 1998. The increases resulted from a substantial increase in the number of rooms sold due to the expansion of affiliate marketing programs, expansion into new cities and an increase in the number of rooms allotted by hotels in existing cities.

     Cost of revenues and other costs for the quarter ended September 30, 1999 increased by $26.6 million, or 185.3%, to $41.0 million from $14.4 million. Cost of revenues and other costs for the nine months ended September 30, 1999 increased by $58.4 million, or 169.0%, to $92.9 million from $34.5 million. The increases were due to higher sales volume and increased commissions related to affiliates and travel agents.

     EBITDA for the quarter ended September 30, 1999 increased $3.6 million, or 115.3%, to $6.7 million from $3.1 million compared to 1998. EBITDA for the nine months ended September 30, 1999 increased $9.2 million, or 147.0%, to $15.5 million from $6.3 million compared to 1998.

  Filmed entertainment

     Net revenues for the quarter ended September 30, 1999 increased by $14.9 million, or 114.3%, to $27.9 million from $13.0 million in 1998 related to theatrical releases, including The Muse which generated revenue of $10.2 million; foreign revenue of $4.8 million; video releases; and distribution fees. Net revenues for the nine months ended September 30, 1999 increased by $20.7 million, or 57.1%, to $57.0 million from $36.3 million in 1998.

  Internet services

     Net revenues for the quarter ended September 30, 1999 increased by $4.7 million, or 45.6%, to $15.2 million from $10.5 million in 1998. The increase resulted from an increase in online city guide revenue from expansion into new cities and expansion into the online personals business.

     Net revenues for the nine months ended September 30, 1999 increased by $15.0 million, or 58.1%, to $40.8 million from $25.8 million in 1998. The increase resulted from an increase in sales of First Auction which was partially offset by the shut down of another service during 1998, and an increase in online city guide revenue from expansion into new cities and expansion into the online personals business.

     Cost of revenues and other costs for the quarter ended September 30, 1999 increased by $21.1 million, or 97.9%, to $42.6 million from $21.5 million in 1998. Cost of revenues and other costs for the nine months ended September 30, 1999 increased by $51.5 million, or 89.7%, to $108.9 million from $57.4 million in 1998. The increases resulted primarily from increased costs to maintain and enhance the Internet services; the costs incurred to develop a new electronic commerce site, FirstJewelry.com, which launched in the third quarter of 1999; increased costs of shipping product as First Auction expanded its product mix; the expansion of local city guides into new markets (three in the quarter ended September 30, 1999 and thirteen year-to-date); and increased advertising and promotion costs.

     EBITDA loss for the quarter ended September 30, 1999 increased by $16.2 million, or 147.2% to $27.3 million from $11.1 million in 1998. EBITDA loss for the nine months ended September 30, 1999 increased by $36.6 million, or 115.4% to $68.2 million from $31.6 million in 1998. An increased loss is expected for the remainder of 1999 as new local city guide sites are rolled out.

  Broadcasting

     Net revenues represent amounts generated at the television station in the Miami/Ft. Lauderdale market.

     A significant increase in losses is expected in the broadcasting segment for the remainder of 1999 as costs are incurred to launch more local television stations. In November 1999, the Company launched stations in the Dallas and Atlanta markets.

OTHER

     Other includes the actual results from a business sold in the second quarter of 1999, costs related to these revenues and corporate expenses.

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $249.4 million for the nine months ended September 30, 1999 compared to $146.7 million for the nine months ended September 30, 1998. These cash proceeds and available cash and borrowings were used to pay for acquisitions of $179.9 million, to make capital expenditures of $87.8 million, to make principal payments on long-term obligations of $337.6 million and mandatory tax distribution payments to LLC partners of $28.8 million. Furthermore, USAi transferred $200.0 million to Universal under an interest bearing note related to the October Films/PFE Transaction, of which $183.3 is outstanding at September 30, 1999. The Company generated cash proceeds of $107.2 million from the sale of securities in a publicly traded entity during the nine months ended September 30, 1999.

     On February 12, 1998, USAi and USANi LLC, as borrower, entered into a credit agreement which provides for a $1.6 billion credit facility. The credit facility was used to finance the Universal Transaction and to refinance USAi's then-existing $275.0 million revolving credit facility. The credit facility consists of (1) a $600.0 million revolving credit facility with a $40.0 million sub-limit for letters of credit, (2) a $750.0 million Tranche A Term Loan and,
(3) a $250.0 million Tranche B Term Loan. The Tranche A Term Loan and the Tranche B Term Loan have been permanently repaid as of September 30, 1999, as described below. The revolving credit facility expires on December 31, 2002.

     In 1999 the Company permanently repaid the Tranche A Term Loan in the amount of $250.0 million from cash on hand, including payments of $237.5 million in September 1999. On November 23, 1998, USAi completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). Proceeds received from the sale of the Notes together with available cash were used to repay and permanently reduce $500.0 million of the Tranche A Term Loan. On August 5, 1998, USANi LLC permanently repaid the Tranche B Term Loan in the amount of $250.0 million from cash on hand.

     The existing credit facility is guaranteed by substantially all of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin, and $599.4 million was available for borrowing as of September 30, 1999 after taking into account outstanding letters of credit.

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

     As part of the Universal transaction, USAi entered into a joint venture agreement relating to the development of international general entertainment television channels, including international versions of USA Network, The Sci-Fi Channel and Universal's action/adventure channel, 13th Street. USAi has elected to have Universal buy out its 50% interest in the venture. Accordingly, during the nine months ended September 30, 1999, USANi LLC reversed amounts previously recorded for its share of losses of the joint venture.

     USAi anticipates that it will need to invest working capital towards the development and expansion of its overall operations. Due primarily to the expansion of its Internet businesses and the roll-out of new television stations, future capital expenditures are projected to be higher than current amounts.

     USAi implemented its plan to disaffiliate its television station in the Miami/Ft. Lauderdale market in September 1998. USAi has incurred and will continue to incur expenditures to develop programming for this station, which during the development and transitional stage, may not be offset by sufficient advertising revenues. USAi transitioned the stations serving the Dallas and Atlanta markets in November 1999. USAi believes that the process of disaffiliation can be successfully managed so as not to have a material adverse effect but rather to maximize the value of the broadcasting stations. In connection with the launch of the local television stations, the Company built a production center in California to serve the stations. The total capital cost was $25.0 million.

     On March 1, 1999, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $28.8 million.

     On May 10, 1999, the Company completed the acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of two entities which operate Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States. The purchase price was $150.0 million, reduced by a working capital adjustment of $0.8 million, plus contingent payments based on operating performance during the year ended December 31, 1999 and during the twelve month periods ended March 31, 2000, 2001 and 2002. Actual operating performance is measured against targeted performance for the defined periods to arrive at the contingent payments. Through November 4, 1999, the Company paid $37.5 million pursuant to these contingent payment arrangements and expects to pay an additional $12.5 million by January 30, 2000.

     On May 28, 1999, the Company completed its acquisition of October Films, Inc. The Company issued 300,000 shares of USAi common stock to Universal and paid cash consideration of $12.0 million to October Films shareholders (other than Universal) for total consideration of $23.6 million. To fund the cash consideration portion of the transaction, Universal purchased from USAi 300,000 additional shares of USAi common stock at $40.00 per share. As part of the transaction, the Company assumed the outstanding balance under October Films' credit agreement, which totaled $83.2 million as of the acquisition date which was repaid from cash on hand on August 20, 1999.

     Also on May 28, 1999, USAi acquired from Universal the domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses. The acquisition included PFE's domestic production assets such as Interscope Communications and Propaganda Films, as well as the following distribution assets: PolyGram Video, Polygram Filmed Entertainment Canada, Gramercy Pictures, and PolyGram Films. The acquisition of the above assets is referred to as the "PFE Transaction". In connection with the transaction, USAi agreed to assume certain liabilities related to the PFE businesses acquired. In addition, USAi advanced $200.0 million to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement, under which USAi will distribute, in the United States and Canada, certain Polygram Filmed Entertainment, Inc. theatrical films that were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through September 30, 1999, approximately $20.7 million has been offset against the advance.

     In July 1999, USAi announced that its Board of Directors authorized the extension of the Company's stock repurchase program providing for the repurchase of up to 10 million shares of USAi's common stock over the next 12 months, on the open market or in negotiated transactions. The amount and timing of purchases, if any, will depend on market conditions and other factors, including USAi's overall capital structure. Funds for these purchases will come from cash on hand or borrowings under the Company's credit facility. During the nine months ended September 30, 1999, the Company purchased 150,000 shares of its common stock for aggregate consideration $4.9 million. In September 1999, the Company purchased 56,946 shares of its common stock for aggregate consideration of $2.3 million from the Company's ESOP, representing shares forfeited by former participants at the time the ESOP was merged with another USAi plan. In October 1999, the Company purchased 30,000 shares of its common stock for aggregate consideration of $1.2 million.

     In management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet USAi's foreseeable needs.

     During the nine months ended September 30, 1999, USAi did not pay any cash dividends, and none are permitted under USAi's existing credit facility.

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

     USAi believes that, with respect to technological operations which are dependent on third parties, the significant areas of potential risk are the ability of satellite and cable operators to receive the signal transmission of USA Network, The Sci-Fi Channel and the Home Shopping Network and America's Store services and the ability of banks and credit card processors to process credit card transactions. Remediation and testing of critical systems that were not Year 2000 compliant is substantially complete as of the end of October 1999.

     USAi believes that the total costs associated with the Year 2000 assessment, remediation, implementation and testing will not exceed $10 million of which approximately $9 million has been spent through

October 31, 1999. This amount is exclusive of capital expenditures that have either been made or are currently planned to be made to replace existing hardware and software systems, all as part of USAi's ongoing efforts to upgrade its infrastructure and systems.

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

     Ticketing operations revenues are occasionally impacted by fluctuations in the availability of events for sale to the public.

     Hotel reservations revenues are influenced by the seasonal nature of holiday travel in the markets it serves, and has historically peaked in the fall. As the business expands into new markets, the impact of seasonality is expected to lessen.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the Jovon litigation, previously reported in the Company's 1998 Form 10-K and the Company's Quarterly Reports on Form 10-Q for the fiscal quarter ended March 31, 1999 (the "Company's 1st Quarter Form 10-Q") and the fiscal quarter ended June 30, 1999 (the "Company's 2nd Quarter Form 10-Q"), the entities controlled by USAi filed a Notice of Appeal with the Florida Circuit Court, on July 12, 1999, to appeal the Order of Summary Final Judgment to the Court of Appeal for the Second District of Florida. On November 8, 1999, the FCC released a Memorandum Opinion and Order dismissing USAi's Request for Clarification as moot based on the Florida Circuit Court's determination that Jovon had validly terminated the Option Agreement. The Company is evaluating its options to redress the FCC Memorandum Opinion and Order.

     In the Ticketmaster shareholder litigation, previously reported in the Company's 1998 Form 10-K and the Company's 1st Quarter Form 10-Q, on July 21, 1999 the court in the California cases entered an order of dismissal with prejudice as to the named class members and an order of dismissal without prejudice as to unnamed class members.

     In the MovieFone litigation, previously reported in the Company's 1998 Form 10-K and the Company's 2nd Quarter Form 10-Q, the court hearing regarding alleged violations of the injunction by the Ticketmaster affiliate, which was originally set for September 13, 1999, was adjourned without date on August 20, 1999, pending resolution of the appeal.

     The Company is engaged in various other lawsuits either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material adverse impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 30, 1999, the annual meeting of stockholders was held. Stockholders present in person or by proxy, representing 127,158,890 shares of Common Stock and 31,516,726 shares of Class B Common Stock, voted on the following matters:

     The stockholders elected the following twelve directors of the Company to hold office until the next annual meeting of stockholders or until their successors have been duly elected:

Elected by holders of Common Stock voting as a separate class:

                                                                         NUMBER OF SHARES
                                                                         CAST AGAINST OR
                                                     NUMBER OF SHARES       FOR WHICH
                                                      CAST IN FAVOR     AUTHORITY WITHHELD
                                                     ----------------   ------------------
Donald R. Keough...................................    124,841,891          2,316,999
William D. Savoy...................................    124,844,972          2,313,918
Gen. H. Norman Schwarzkopf.........................    124,840,360          2,318,530

Elected by holders of Common Stock and Class B Common Stock voting as a single class:

                                                                         NUMBER OF SHARES
                                                                         CAST AGAINST OR
                                                     NUMBER OF SHARES       FOR WHICH
                                                      CAST IN FAVOR     AUTHORITY WITHHELD
                                                     ----------------   ------------------
Paul G. Allen......................................    440,012,938          2,313,212
Barry Baker........................................    440,012,540          2,313,610
Edgar Bronfman, Jr. ...............................    439,260,334          3,065,816
Anne M. Busquet....................................    439,260,368          3,065,782
Barry Diller.......................................    440,012,731          2,313,419
Victor A. Kaufman..................................    440,011,360          2,314,790
Robert W. Matschullat..............................    439,261,338          3,064,812
Samuel Minzberg....................................    439,259,277          3,066,873
Diane Von Furstenberg..............................    439,255,228          3,070,922

     The stockholders of both the Common Stock and Class B Common Stock voting as a single class also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 1999 as follows:

       NUMBER OF SHARES                NUMBER OF SHARES                NUMBER OF SHARES
         CAST IN FAVOR                   CAST AGAINST                     ABSTAINING
       ----------------                ----------------                ----------------
          442,243,057                       20,722                          62,371

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

                                          USA NETWORKS, INC.
                                               (Registrant)

                     SIGNATURE                                   TITLE                    DATE
                     ---------                                   -----                    ----

                 /s/ BARRY DILLER                      Chairman of the Board and    November 15, 1999
---------------------------------------------------     Chief Executive Officer
                   Barry Diller

               /s/ VICTOR A. KAUFMAN                 Office of the Chairman, Chief  November 15, 1999
---------------------------------------------------        Financial Officer
                 Victor A. Kaufman                   (Principal Financial Officer)

               /s/ MICHAEL P. DURNEY                  Vice President, Controller    November 15, 1999
---------------------------------------------------   (Chief Accounting Officer)
                 Michael P. Durney