Form 10-K
period 1999-12-31
USA NETWORKS INC
filed 2000-03-02
CIK 891103

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 2, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               USA NETWORKS, INC.
             (Exact name of registrant as specified in its charter)
                         ------------------------------

                          COMMISSION FILE NO. 0-20570

                  DELAWARE                                      59-2712887
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
              OR ORGANIZATION)

                152 WEST 57TH STREET, NEW YORK, NEW YORK, 10019
             (Address of Registrant's principal executive offices)

                                 (212) 314-7300
             (Registrant's telephone number, including area code):

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of January 31, 2000, the following shares of the Registrant's capital stock were outstanding:

Common Stock................................................  274,796,816
Class B Common Stock........................................   63,033,452
                                                              -----------
Total.......................................................  337,830,268
Common Stock issuable upon exchange of outstanding
  exchangeable subsidiary equity............................  361,152,846
                                                              -----------
Total outstanding Common Stock, assuming full exchange of
  Class B Common Stock and exchangeable subsidiary equity...  698,983,114
                                                              ===========

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2000 was $5,106,225,712. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

    Assuming the exchange, as of January 31, 2000, of all equity securities of subsidiaries of the Registrant exchangeable for Common Stock of the Registrant, the Registrant would have outstanding 698,983,114 shares of Common Stock with an aggregate market value of $17,343,518,516.

    ALL SHARE NUMBERS SET FORTH ABOVE GIVE EFFECT TO THE TWO-FOR-ONE STOCK SPLIT WHICH BECAME EFFECTIVE ON FEBRUARY 24, 2000 FOR HOLDERS OF RECORD AS OF THE CLOSE OF BUSINESS ON FEBRUARY 10, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Business....................................................      3
Item 2.   Properties..................................................     36
Item 3.   Legal Proceedings...........................................     39

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     45
Item 6.   Selected Financial Data.....................................     45
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     47
Item 8.   Consolidated Financial Statements and Supplementary Data....     58
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................     91

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     91
Item 11.  Executive Compensation......................................     91
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     91
Item 13.  Certain Relationships and Related Party Transactions........     91

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     92

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    USA Networks, Inc. ("USAi") through its subsidiaries, is a leading media and electronic commerce company. USAi's principal operating assets include USA Network, Sci-Fi Channel, Studios USA, Home Shopping Network, Ticketmaster, Ticketmaster Online-CitySearch, Inc., Hotel Reservations Network, Internet Shopping Network, USA Films and USA Broadcasting.

    USAi is organized along seven principal areas of business:

    - NETWORKS AND TELEVISION PRODUCTION, which includes Networks and Studios USA. Networks operates USA Network and Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

    - ELECTRONIC RETAILING, consisting primarily of Home Shopping Network and America's Store, which are engaged in the electronic retailing business.

    - TICKETING OPERATIONS, which primarily represents Ticketmaster, the leading provider of automated ticketing services in the United States, and Ticketmaster.com, Ticketmaster's exclusive agent for online ticket sales.

    - HOTEL RESERVATIONS, consisting of Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States.

    - INTERNET SERVICES, which includes the Internet Shopping Network, USAi's online retailing networks business, and local city guide business.

    - FILMED ENTERTAINMENT, which primarily represents USAi's domestic theatrical film distribution and production businesses.

    - BROADCASTING, which owns and operates television stations.

    All share numbers referenced herein reflect the two-for-one stock split of USAi's common stock and Class B common stock to holders of record as of the close of business on February 10, 2000, unless otherwise specified.

CORPORATE HISTORY

    USAi was incorporated in July 1986 in Delaware under the name Silver King Broadcasting Company, Inc. as a subsidiary of Home Shopping Network, Inc. ("Holdco"). On December 28, 1992, Holdco distributed the capital stock of USAi to its stockholders.

SAVOY AND HOME SHOPPING MERGERS

    In December 1996, USAi completed mergers with Savoy Pictures
Entertainment, Inc. ("Savoy") and Holdco, and Savoy and Holdco became subsidiaries of USAi. At the same time as the mergers, USAi changed its name from Silver King Broadcasting Company, Inc. to HSN, Inc.

TICKETMASTER TRANSACTION

    On July 17, 1997, USAi acquired a controlling interest in Ticketmaster Group, Inc. ("Ticketmaster") from Mr. Paul G. Allen, who upon completion of the transaction became a director of USAi, in exchange for shares of USAi's common stock. On June 24, 1998, USAi acquired the remaining Ticketmaster common equity in a tax-free stock-for-stock merger.

UNIVERSAL TRANSACTION

    On February 12, 1998, USAi completed the Universal transaction, in which USAi acquired USA Networks, a New York partnership (which consisted of USA Network and Sci-Fi Channel cable television networks) and the domestic television production and distribution business ("Studios USA") of Universal Studios, Inc. ("Universal") from Universal. Universal is controlled by The Seagram Company Ltd., a Canadian corporation ("Seagram"). USAi paid Universal approximately $1.6 billion in cash ($300 million of which was deferred with interest) and an effective 45.8% interest in USAi through shares of USAi common stock, USAi Class B common stock and shares of USANi LLC, a Delaware limited liability company ("USANi LLC"). The USANi LLC shares are exchangeable for shares of USAi's common stock and Class B common stock on a one-for-one basis.

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

    As part of the Universal transaction, USAi changed its name to USA
Networks, Inc. and renamed its broadcast television division "USA Broadcasting," formerly HSNi Broadcasting.

TICKETMASTER ONLINE-CITYSEARCH TRANSACTION

    On September 28, 1998, CitySearch, Inc. merged with Ticketmaster Online (now known as Ticketmaster.com), a wholly owned subsidiary of Ticketmaster, to form Ticketmaster Online-CitySearch, Inc. ("Ticketmaster Online-CitySearch"). Following the merger, Ticketmaster Online-CitySearch was a majority-owned subsidiary of Ticketmaster. Shares of Ticketmaster Online-CitySearch's Class B common stock were sold to the public in an initial public offering that was completed on December 8, 1998. The Ticketmaster Online-CitySearch Class B common stock is quoted on the Nasdaq Stock Market. As of December 31, 1999, USAi beneficially owned 51.7% of the outstanding Ticketmaster Online-CitySearch common stock, representing 77.3% of the total voting power of Ticketmaster Online-CitySearch's outstanding common stock. For financial reporting purposes, Ticketmaster Online-CitySearch's Ticketmaster.com ticketing business is considered part of USAi's Ticketing Operations, while Ticketmaster Online-CitySearch's local city guides business is considered part of USAi's Internet Services.

HOTEL RESERVATIONS NETWORK TRANSACTION

    On May 10, 1999, the Company completed the acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of two entities which operate Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States. On March 1, 2000, Hotel Reservations Network completed an initial public offering. At the completion of the offering, USAi owned approximately 70.6% of the outstanding Hotel Reservations Network common stock, representing 97.3% of the total voting power of Hotel Reservations Network's outstanding common stock.

Hotel Reservations Network's class A common stock is quoted on the Nasdaq Stock Market under the symbol "ROOM."

OCTOBER FILMS/PFE TRANSACTION

    On May 28, 1999, the Company acquired October Films, Inc., which was 50% owned by Universal, and the domestic film distribution and development business previously operated by Polygram Filmed Entertainment, Inc. ("PFE") and PFE's domestic video and specialty video businesses from Universal.

RECENT DEVELOPMENTS

    PRECISION TRANSACTION. On January 12, 2000, USAi and Precision Response Corporation ("PRC"), a leading provider of third-party customer care services, announced that they had entered into a merger agreement whereby USAi will acquire all of the outstanding shares of PRC in a tax-free merger transaction. Under terms of the agreement, each PRC share held on the closing date of the transaction will be exchanged for 1.08 shares of USAi common stock (after giving effect to USAi's two-for-one stock split as of February 10, 2000). In addition, if the average trading price of USAi common stock at the time of the closing is less than $18.52 (as adjusted to give effect to USAi's two-for-one stock split as of February 10, 2000), PRC would be entitled to terminate the transaction, at which time USAi would have the option to issue additional shares to PRC shareholders providing a value of $20.00 per share. The transaction is expected to close in April 2000, and is subject to approval by PRC shareholders.

    STYLECLICK TRANSACTION. On January 25, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, announced an agreement to form a new company by merging USAi's Internet Shopping Network ("ISN") and Styleclick.com. The new company, which will be named
Styleclick, Inc., will own and operate the combined properties of Styleclick.com Inc. and ISN, which include ISN's FirstAuction.com, FirstJewelry.com and Styleclick.com's network of branded e-commerce web sites. Under the terms of the agreement, USAi will also invest $40 million in cash, contribute $10 million in dedicated media, and will receive warrants to purchase additional shares of the new company. Upon both the closing of the transaction and on a fully diluted basis, USAi will own approximately 75% of the new company and Styleclick.com stockholders will own approximately 25%. In the interim, USAi has agreed to extend a $10 million bridge loan to Styleclick.com. The transaction is expected to close in the second quarter of 2000 and is subject to regulatory and Styleclick.com stockholder approval. The new company is expected to trade on Nasdaq under the symbol "IBUY."

    USAI STOCK SPLIT. On January 20, 2000, the Board of Directors declared a two-for-one stock split of USAi's common stock and Class B common stock, payable in the form of a dividend to stockholders of record as of the close of business on February 10, 2000. The 100% stock dividend was paid on February 24, 2000. All share numbers in this Report give effect to such stock split unless otherwise noted.

CORPORATE STRUCTURE AND CONTROLLING SHAREHOLDERS

    USAI. As of January 31, 2000, Liberty, through companies owned by Liberty and Mr. Diller, owned 6.2% of USAi's outstanding common stock and 78.7% of USAi's outstanding Class B common stock and Universal owned approximately 6.6% of USAi's outstanding common stock and 21.3% of USAi's outstanding Class B common stock. Mr. Diller, through companies owned by Liberty and Mr. Diller, his own holdings and the stockholders agreement dated as of October 19, 1997, among Mr. Diller, Universal, Liberty, USAi and Seagram, controls 74.9% of the outstanding total voting power of USAi. Mr. Diller, subject to the stockholders agreement and subject to veto rights of Universal and Liberty over fundamental changes, is effectively able to control the outcome of nearly all matters submitted to a vote of USAi's stockholders.

    Assuming the exchange of all equity securities of USANi LLC and Holdco that are exchangeable for USAi's common stock or Class B common stock, but excluding employee stock options, as of January 31,

2000: (1) Universal would own approximately 44.9% of USAi's common equity,
(2) Liberty would own approximately 20.8% of USAi's common equity, and (3) the public shareholders, including Mr. Diller, and other USAi officers and directors, would own approximately 34.3% of USAi's common equity.

    HOLDCO. As of January 31, 2000, Liberty owned a 19.9% equity interest (9.2% of the voting power) in Holdco and USAi owned the remaining equity and voting interests. Holdco's only asset is its 36.6% interest in USANi LLC. Holdco has a dual-class common stock structure similar to USAi's. Under an exchange agreement dated as of December 20, 1996, between USAi and a subsidiary of Liberty, Liberty or its permitted transferee will exchange its Holdco common stock and its Holdco Class B common stock for shares of USAi's common stock and Class B common stock, respectively, at the applicable conversion ratio. This exchange will only occur at such time or from time to time as Liberty or its permitted transferee is allowed under applicable FCC regulations to hold additional shares of USAi's stock. Liberty, however, is obligated to effect an exchange only after all of its USANi LLC shares have been exchanged for shares of USAi's common stock. Upon completion of the exchange of Liberty's Holdco shares, Holdco will become a wholly owned subsidiary of USAi.

    USANI LLC. As of January 31 2000, USAi owned 6.3% and indirectly through Holdco 36.6% of the outstanding USANi LLC shares, Universal owned 49.1% of the outstanding USANi LLC shares and Liberty owned 8.0% of the outstanding USANi LLC shares.

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

FORWARD LOOKING STATEMENTS

    THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES LAWS. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS, BASED ON THE INFORMATION CURRENTLY AVAILABLE TO US. SUCH FORWARD-LOOKING STATEMENTS ARE PRINCIPALLY CONTAINED IN THE SECTIONS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS." THE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHER THINGS, STATEMENTS RELATING TO OUR ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, NEW DEVELOPMENTS, NEW MERCHANDISING STRATEGIES AND SIMILAR MATTERS.

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

                           DESCRIPTION OF BUSINESSES

NETWORKS AND TELEVISION PRODUCTION

NETWORKS

    Networks operates two domestic advertiser-supported 24-hour cable television networks--USA Network and Sci-Fi Channel. Since its inception in 1977, USA Network has grown into one of the nation's most widely distributed and viewed satellite-delivered television networks. According to Nielsen Media Research, as of December 1999, USA Network was available in approximately 77.2 million U.S. households (77% of the total U.S. households with televisions). For the 1999 year, USA Network earned the highest primetime rating of any domestic basic cable network, with an average rating of 2.4 in primetime for the 12-month period (Source: Nielsen Media Research). USA Network is a general entertainment network featuring original series and movies, theatrical movies, off-network television series and major sporting events, designed to appeal to the available audiences during particular viewing hours. In general, USA Network's programming is targeted at viewers between the ages of 18 to 49.

    Sci-Fi Channel was launched in 1992. It has been one of the fastest-growing satellite-delivered networks since its inception. According to Nielsen Media Research, as of December 1999, Sci-Fi Channel was available in 59.7 million U.S. households (60% of the total U.S. households with televisions). Sci-Fi Channel features science fiction, horror, fantasy and science-fact oriented programming. In general, Sci-Fi Channel's programming is designed to appeal to viewers between the ages of 18 to 49. According to Nielsen Media Research, Sci-Fi Channel averaged a prime time 1.0 rating for December 1999, a new record for the network.

    USA Network and Sci-Fi Channel derive virtually all of their revenues from two sources. The first is the per-subscriber fees paid by the cable operators and other distributors. The second is from the sale of advertising time within the programming carried on each of the networks. AT&T Corp. and Time Warner together represent nearly 40% of USA Network's distribution and more than 30% of Sci-Fi Channel's distribution. USAi is currently in negotiations with AT&T to renew its distribution agreement for USA Network.

    PROGRAMMING AND TRANSMISSION. Presently, USA Network's program line-up features original series, produced exclusively for USA Network, including the following: MONDAY NIGHT RAW, MONDAY NIGHT WAR ZONE, LA FEMME NIKITA and PACIFIC BLUE. USA Network also exhibits approximately 22 movies produced exclusively for it each year. USA Network's programming includes off-network series such as BAYWATCH, JAG and WALKER, TEXAS RANGER and major theatrically-released feature films. USA Network is home to exclusive midweek coverage of the U.S. OPEN TENNIS CHAMPIONSHIPS and early round coverage of THE MASTERS, THE RYDER CUP and major PGA Tour golf events.

    USA Network typically enters into long-term agreements for its major off-network series programming. Its original series commitments usually start with less than a full year's commitment, but contain options for further production over several years. In addition, USA Network has some original programming produced for it (through financing/distribution arrangements entered into by its wholly owned subsidiary, USA Cable Entertainment LLC), so that it is better able to control all of the rights to such programming. These original productions will include specials, series, and made-for-television movies. USA Network acquires theatrical films in both their "network" windows and "pre-syndication" windows. Under these arrangements, the acquisition of such rights is often concluded many years before the actual exhibition of the films begins on the network. USA Network's original films start production less than a year prior to their initial exhibition. USA Network typically obtains the right to exhibit both its acquired theatrical films and original films numerous times over multiple year periods.

    Sci-Fi Channel's program lineup includes original programs produced specifically for it, such as FARSCAPE and FIRST WAVE, (and starting in June 2000, is expected to include INVISIBLE MAN and CROSSING OVER WITH JOHN EDWARD, as well as science fiction movies and classic science fiction series, such as the original

STAR TREK, THE TWILIGHT ZONE and QUANTUM LEAP). Sci-Fi Channel's programming arrangements for off-network series, original series, theatrical movies and original movies are similar to those entered into by USA Network.

    USA Network and Sci-Fi Channel each distribute their programming service on a 24-hour per day, seven day per week basis. Both networks are distributed in all 50 states and Puerto Rico via satellite for distribution by cable television systems and direct broadcast satellite systems and for satellite antenna owners by means of satellite transponders owned and leased by Networks. Any cable television system or individual satellite dish owner in the United States and its territories and possessions equipped with standard satellite receiving facilities is capable of receiving Networks' services.

    Networks has the full-time use of four transponders on two domestic communications satellites, although one of those transponders has been subleased, and is available only in the event of certain catastrophic events. Like Home Shopping Network, Networks has protection in the event of the failure of its transponders. A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to those that receive Networks' programs. However, a failure that would necessitate a move to another satellite temporarily may affect the number of cable systems that receive Networks programs as well as other programming carried on the failed satellite, because of the need to install equipment or to reorient earth stations. The projected ends of life of the two satellites utilized by Networks are May 2004 and March 2006, respectively.

    Networks' control of two different transponders on each of two different satellites would enable it to continue transmission of its programs should either one of the satellites fail. Although Networks believes it is taking reasonable measures to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmission will not occur. Such a termination or interruption of service by one or both of these satellites could have a material adverse effect on the operations and financial condition of USAi. The availability of replacement satellites and transponders is dependent on a number of factors over which Networks has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites.

    Each of the networks enters into agreements with cable operators and other distributors which agree to carry the programming service, generally as part of a package with other advertiser-supported programming services. These agreements are multi-year arrangements in which the distributor pays Networks a fee for each subscriber to the particular programming service.

TELEVISION PRODUCTION

    Studios USA produces and distributes television programs and motion picture films intended for initial exhibition on television and home video in both domestic and international markets. These productions include original programming for network television, first-run syndication through local television stations, pay television, basic cable and home video and made-for-television movies. Studios USA also is the exclusive domestic distributor of the Universal television library. In addition to the activities of Studios USA, other USAi business units are also engaged in financing or producing television programs for exhibition on USA Network, Sci-Fi Channel or USA Broadcasting.

    Studios USA and its predecessor companies have produced programming for network television since the early 1950s and Studios USA remains a major supplier of network and first-run syndication programming today, including
LAW & ORDER and XENA: WARRIOR PRINCESS. For the 1999/2000 broadcast season, Studios USA has launched LAW & ORDER: SPECIAL VICTIMS UNIT for NBC and two new syndicated series, CLEOPATRA 2525 and JACK OF ALL TRADES. Studios USA generally retains foreign and off-network distribution rights for programming originally produced for television networks. In addition, Studios USA distributes original television programming in domestic markets for first-run syndication as well as exhibition on basic cable and other media and generally retains foreign distribution rights.

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

    In the case of network development, the ideas and concepts developed by producers and writers are presented to broadcast networks to receive their approval and financial participation in the development of a "pilot" that could possibly become a commitment from the network to license a minimum number of episodes based on the pilot. In general, the production cycle for network programming begins with the presentation of pilot concepts to network broadcasters in the fall of each year. Alternatively, Studios USA may elect to self-finance a project, and then market the completed script or produced pilot to the various networks. In any case, each May, networks release their fall schedules, committing to the series production of pilots, renewing existing programs and canceling others. Networks typically commit to seven to thirteen episodes for such new series with options to acquire additional episodes for a negotiated license fee and twenty-two episodes for a renewed series. Production on these series begins in June and continues through March, depending upon the network commitment. The network broadcast season generally runs from September through May. Studios USA incurs production costs throughout the production cycle up through completion of an episode while networks remit a portion of the license fees to Studios USA upon the beginning of episodic production and a portion upon delivery of episodes.

    Several of Studios USA's subsidiary companies are individually and separately engaged in the development and/or production of television programs. Certain of these subsidiaries are also signatories to various collective bargaining agreements within the entertainment industry. The most significant of these are the agreements with the Writers Guild of America, the Directors Guild of America and the Screen Actors Guild which agreements typically have a term of several years and then require re-negotiation.

    TELEVISION PRODUCTION CUSTOMERS. Studios USA produces television films for the U.S. broadcast networks for prime time television exhibition. Certain television films are initially licensed for network television exhibition in the U.S. and are simultaneously syndicated outside the U.S. Historically, Studios USA customers for network television film product have been concentrated with the three established major U.S. television networks--ABC, CBS and NBC. In recent years, Fox Broadcasting, UPN and the WB Network have created new networks, decreasing to some extent Studios USA's dependence on ABC, CBS and NBC and expanding the outlets for its network product. Revenue from licensing agreements is recognized in the period that the films are first available for telecast. Programming consists of various weekly series and "made for television" feature length films for 1999/2000. Network programming includes the returning production LAW & ORDER and one new series--LAW & ORDER: SPECIAL VICTIMS UNIT on NBC. In the initial telecast season, the network license provides for the production of a minimum number of episodes, with the network having the option to order additional episodes for both the current and future television seasons. The success of any one series may be influenced by the time period in which the network airs the series, the strength of the programs against which it competes, promotion of the series by the network and the overall commitment of the network to the series.

    Generally, network licenses give the networks the exclusive right to telecast new episodes of a given series for a period of time, generally four to five years and sometimes with further options thereafter. In the case of LAW &
ORDER: SPECIAL VICTIMS UNIT, however, USA Network shares this initial exhibition "window" with NBC. Studios USA has also licensed to USA Network off-syndication episodes of HERCULES: THE LEGENDARY JOURNEYS and XENA: WARRIOR PRINCESS and off-network episodes of NEW YORK UNDERCOVER.

    Studios USA also produces television film product that is initially syndicated directly to independent television stations for airing throughout the broadcast day and to network affiliated stations for non-primetime airing. First-run syndication programming for 1999/2000 includes one hour weekly series including returning productions of HERCULES: THE LEGENDARY JOURNEYS and XENA:
WARRIOR PRINCESS as well as the initial year production of a BACK TO BACK ACTION hour, consisting of two half-hour series, CLEOPATRA 2525 and JACK OF ALL TRADES and talk shows including returning productions of THE SALLY JESSY RAPHAEL SHOW, THE JERRY SPRINGER SHOW and MAURY. In addition, in the fall of 2000, Studios USA will launch a half-hour reality strip from Law & Order creator Dick Wolf entitled ARREST & TRIAL.

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

    Studios USA distributes its current programming domestically. In addition, USAi and Universal have agreed that Studios USA will have the exclusive right through February 2013, to distribute domestically Universal's large television library, with programming dating back to the 1950s and including such series as ALFRED HITCHCOCK PRESENTS; THE VIRGINIAN; MARCUS WELBY, M.D.; DRAGNET; COLUMBO; KOJAK; THE ROCKFORD FILES; MURDER SHE WROTE; MAGNUM P.I.; MIAMI VICE; COACH and NORTHERN EXPOSURE. During this period, Studios USA also has the exclusive right, with limited exceptions, to distribute domestically television programming newly produced by Universal.

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

    Home Shopping Network's retail sales and programming are intended to promote sales and customer loyalty through a combination of product quality, price and value, coupled with product information and entertainment. Home Shopping Network and America's Store programs are carried by cable television systems and broadcast television stations throughout the country. Home Shopping Network and America's Store are divided into segments which are televised live with a host who presents the merchandise, sometimes with the assistance of a guest representing the product vendor, and conveys information relating to the product. Viewers purchase products by calling a toll-free telephone number. According to Nielsen Media Research, as of December 31, 1999, Home Shopping Network was available in approximately 73.7 million unduplicated households, including approximately 60.6 million cable households.

    The following table highlights the changes in the estimated unduplicated television household reach of Home Shopping Network, by category of access for the year ended December 31, 1999:

                                                             CABLE     BROADCAST   SATELLITE    TOTAL
                                                            --------   ---------   ---------   --------
                                                                   (IN THOUSANDS OF HOUSEHOLDS)
Households--December 31, 1998.............................   53,455     13,842       2,028      69,325
Net additions/(deletions).................................    7,163     (2,394)       (353)      4,416
                                                             ------     ------       -----      ------
Households--December 31, 1999.............................   60,618     11,448       1,675      73,741
                                                             ======     ======       =====      ======

    Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated household reach. Cable households included 9.1 million and
5.2 million direct broadcast satellite households at December 31, 1999 and 1998, respectively, and therefore are excluded from satellite.

    According to industry sources, as of December 31, 1999, there were
100.1 million homes in the United States with a television set, 68.5 million basic cable television subscribers and 1.7 million homes with satellite dish receivers, excluding direct broadcast satellite.

    As of December 31, 1999, America's Store reached approximately 6.8 million cable television households, of which 1.2 million were on a part time basis. Of the total cable television households receiving America's Store, 6.5 million also receive Home Shopping Network.

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

    Home Shopping Network currently operates multiple main frame and distributed computing platforms and has extensive computer systems which track purchase orders, inventory, sales, payments, credit authorization, and delivery of merchandise to customers. During 1999, Home Shopping Network continued to upgrade many of its computer systems, which upgrade will be largely completed in 2000.

    Home Shopping Network has digital telephone and switching systems and utilizes a voice response unit, which allows callers to place their orders by means of touch tone input or to be transferred to an operator.

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

    Home Shopping Network's product offerings include: jewelry; hardgoods, which include consumer electronics, collectibles, housewares, and consumables; health and beauty, which consists primarily of cosmetics, skin care, fitness and nutritional supplements; softgoods, which consist primarily of apparel; and fashion accessories. For 1999 hardgoods, jewelry, health and beauty, softgoods and fashion accessories accounted for approximately 42.3%, 27.6%, 17.3%, 11.2% and 1.6%, respectively, of Home Shopping Network's net sales.

    Home Shopping Network liquidates excess inventory through its four outlet stores located in the Tampa Bay and Orlando areas and one outlet store in the Chicago area. Damaged merchandise is liquidated by Home Shopping Network through traditional channels.

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

    The FCC grants licenses to construct and operate satellite uplink facilities which transmit signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. Home Shopping Network has been granted one license for operation of C-band satellite transmission facilities and two licenses for operation of KU-band satellite transmission facilities on a permanent basis in Clearwater and St. Petersburg, Florida.

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

AFFILIATION AGREEMENTS WITH TELEVISION STATIONS

    Home Shopping Network has entered into affiliation agreements with television stations to carry Home Shopping Network or America's Store programs. In addition to the 13 owned and operated full power (three of which do not carry Home Shopping Network or America's Store) and 26 low power television stations owned by USAi, as of December 31, 1999, USAi has affiliation agreements with 5 full-time, full power stations, 39 part-time, full power stations that carry Home Shopping Network or America's Store and 50 low power stations. USAi has a minority ownership interest in 3 of the full-time, full power stations that carry Home Shopping Network or America's Store programs. The affiliation agreements have terms ranging from four weeks to fourteen years. All television station affiliates other than stations owned by USAi receive an hourly or monthly fixed rate for airing Home Shopping Network and America's Store programs. Full power television signals are carried by cable operators within a station's coverage area. For more information, see "--Regulation--Must-Carry/Retransmission Consent." Low power station signals are rarely carried by cable systems.

TICKETING OPERATIONS

TICKETMASTER

    Ticketmaster, through its wholly and majority owned subsidiaries, is the leading provider of automated ticketing services in the United States with over 3,750 domestic clients, including many of the country's foremost entertainment facilities, promoters and professional sports franchises. Ticketmaster has established its market position by providing these clients with comprehensive ticket inventory control and management, a broad distribution network and dedicated marketing and support services. Ticket orders are received and fulfilled through operator-staffed call centers, independent sales outlets remote to the facility box office and Ticketmaster.com's web site. Revenue is generated principally from convenience charges received by Ticketmaster for tickets sold on its clients' behalf. Ticketmaster generally serves as an exclusive agent for its clients and typically has no financial risk for unsold tickets.

    Ticketmaster has a comprehensive domestic distribution system that includes approximately 2,700 remote sales outlets, covering many of the major metropolitan areas in the United States, and 17 domestic call centers with approximately 2,000 operator positions. Ticketmaster also operates in Great Britain, Canada, Ireland, Mexico and Australia and, in 1998, expanded into Chile and Argentina. The number of tickets sold through Ticketmaster has increased from approximately 29 million tickets in 1990 to approximately 75 million tickets in 1999.

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

    As part of its client agreements, Ticketmaster is generally granted the right to collect from ticket purchasers a per ticket convenience charge on all tickets sold other than at the box office and an additional per order handling charge on all tickets sold by Ticketmaster other than at remote sales outlets to partially offset the cost of fulfillment. The amount of the convenience charge is typically determined during the contract negotiation process, and varies based upon numerous factors, including the services to be rendered to the client, the amount and cost of equipment to be installed at the client's box office and the amount of advertising and/or promotional allowances to be provided, as well as the type of event and whether the ticket is purchased at a remote sales outlet, by telephone, through the Ticketmaster.com web site or otherwise. Any deviations from those amounts for any event are negotiated and agreed upon by Ticketmaster and the client prior to any ticket sales. During Ticketmaster's fiscal 1999, the convenience charges generally ranged from $1.50 to $7.50 per ticket. Convenience charges, when added to per order handling charges, averaged approximately $4.70 per ticket in fiscal 1999. Ticketmaster's client agreements also generally establish the amounts and frequency of any increases in the convenience charge and handling charge during the term of the agreement.

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

    USAi believes that the primary benefits derived by Ticketmaster's clients by use of the Ticketmaster system include (1) centralized control of total ticket inventory as well as accounting information and market research data, (2) centralized accountability for ticket proceeds,
(3) manageable and predictable transaction costs, (4) broader and expedited distribution of tickets, (5) wide dissemination of information about upcoming events through Ticketmaster's call centers, the Ticketmaster.com web site and other media platforms, (6) the ability to easily add additional performances if warranted by demand, and (7) marketing and promotional support.

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

TICKETMASTER.COM

    Ticketmaster.com (formerly known as Ticketmaster Online) is a leading online ticketing service that enables consumers to purchase tickets for live music, sports, theater and family entertainment events presented by Ticketmaster clients and related merchandise over the web. Consumers can access the Ticketmaster.com service at WWW.TICKETMASTER.COM and from CitySearch owned and operated city guides at WWW.CITYSEARCH.COM through numerous direct links from banners and event profiles. In addition to these services, the Ticketmaster.com web site provides local information and original content regarding live events for Ticketmaster clients throughout the United States, Canada and the United Kingdom. In January 2000, Ticketmaster Online-CitySearch acquired 2b
Technology, Inc., a Richmond, Virginia based visitor management software developer and an offline and online ticketing company targeted at venues such as higher volume museums, cultural institutions and historic sites.

    Throughout the Ticketmaster.com web site and at the conclusion of a confirmed ticket purchase, the consumer is prompted to purchase merchandise that is related to a particular event, such as videos, tour merchandise and sports memorabilia. Ticketmaster Online-CitySearch intends to expand the types and range of merchandise that can be ordered by consumers through the Ticketmaster.com web site.

    Since the beginning of online ticket sales in November 1996, Ticketmaster.com has experienced significant growth in tickets sold through its web site. Gross transaction dollars for ticket sales increased from approximately $223,000 in November 1996 to $51 million in December 1999. Similarly, tickets sold on the Ticketmaster.com web site in November 1996 represented less than 0.1% of total tickets sold by Ticketmaster, while tickets sold online in the quarter ended December 31, 1999 represented more than 18%.

    TICKETMASTER LICENSE AGREEMENT. Under the License and Services Agreement entered into among Ticketmaster, Ticketmaster.com and USAi, as part of the Ticketmaster Online-City Search transaction, subject to certain limitations, Ticketmaster has granted (a) Ticketmaster.com an exclusive, irrevocable license to use the Ticketmaster trademark and (b) certain Ticketmaster databases to sell live event tickets online for Ticketmaster's clients. In addition, subject to limitations, Ticketmaster authorized Ticketmaster Online-CitySearch to be Ticketmaster's exclusive, perpetual, worldwide agent for such online ticket sales. The Ticketmaster license agreement further provides that Ticketmaster may use and permit others to use the Ticketmaster trademark in connection with the online promotion of ticket sales.

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

    Under the Ticketmaster license agreement, Ticketmaster.com has also been granted the non-exclusive right to promote and sell online merchandise available through Ticketmaster. Ticketmaster serves as Ticketmaster.com's exclusive fulfillment provider for the online sales of this merchandise. As long as Ticketmaster's fees, terms and quality of service are no less favorable than those available to Ticketmaster.com from third parties, Ticketmaster or its affiliates will serve as Ticketmaster.com's exclusive fulfillment provider for the online sales of all other merchandise available through Ticketmaster. Ticketmaster may also solicit sponsorship and advertising for Ticketmaster.com's web sites in a bundle with other sponsorship and advertising opportunities offered by Ticketmaster.

HOTEL RESERVATIONS

    Hotel Reservations Network is a leading online consolidator of hotel accommodations in terms of hotel rooms booked online, providing service through its websites, affiliated websites and its toll-free call center. Hotel Reservations Network contracts with hotels in advance for volume purchases and guaranteed availability of hotel rooms at wholesale prices and sells these rooms to consumers, often at significant discounts to published rates. In addition, these hotel supply relationships often allow Hotel Reservations Network to offer its customers hotel accommodation alternatives for otherwise unavailable dates. At December 31, 1999, Hotel Reservations Network had room supply agreements with approximately 1,500 hotels in 40 major markets in North America and Western Europe.

    Hotel Reservations Network markets its hotel accommodations primarily over the Internet through its own websites, www.hoteldiscount.com and www.180096hotel.com, and through third-party websites. Hotel Reservations Network has negotiated affiliate marketing agreements with many of the leading travel-related websites including Preview Travel, Expedia (operated by Microsoft), Travelocity (operated by Sabre Holdings Corp., a majority owned subsidiary of American Airlines), TravelWeb (operated by Pegasus Systems), Cheap Tickets, Yupi.com, GetThere.com and over 1,600 other affiliate websites. Hotel Reservations Network is also prominently featured on and directly linked to most of the leading Internet search engines and online communities, including America Online, Lycos, Yahoo!, Ticketmaster Online-CitySearch, Excite and Infoseek. Through these agreements, its hotel accommodations are prominently featured on and linked to these affiliated websites on a co-branded or private label basis.

    Hotel Reservations Network has room supply relationships with a wide range of independent hotel operators, as well as hotels associated with national chains, including Hilton, Sheraton, Westin, Radisson,

Best Western, Loews, Doubletree and Hampton Inn. These hotel suppliers view Hotel Reservations Network as an efficient distribution channel to help maximize their overall revenues and occupancy levels. Although Hotel Reservations Network contracts in advance for volume room commitments, its hotel supply contracts often allow it to return unsold rooms without penalty within a specified period of time. In addition, because Hotel Reservations Network contracts to purchase hotel rooms in advance, it is able to manage billing procedures for the rooms it sells and thereby maintain direct relationships with its customers. Hotel Reservations Network has developed proprietary revenue management and reservation systems software that is integrated with its websites and call center operations. These systems and software enable Hotel Reservations Network to accurately monitor its room inventory and provide prompt, efficient customer service. Its hotel supply contracts and revenue management capabilities differentiate Hotel Reservations Network from retail travel agencies and other commission-based resellers of hotel accommodations.

INTERNET SERVICES

    USAi operates several Internet services associated with its media and entertainment and electronic retailing businesses. In July 1998, USAi announced the formation of USA Networks Interactive to coordinate the operations of its Internet Services business. In addition to the services described below, USA Networks Interactive operates SCIFI.COM, the web site for Sci-Fi Channel. SCIFI.COM, which was launched in 1995, is an online science fiction resource, featuring original entertainment, daily news, feature stories, games and special events that focus on science fiction, science fact, fantasy, horror, the paranormal and the unknown.

RETAILING

    USAi conducts its Internet retailing operations through Internet Shopping Network. Internet Shopping Network's retailing services include FIRST AUCTION.COM, which was launched in June 1997, and FIRST JEWELRY.COM, which officially launched in October 1999. FIRST AUCTION.COM is an interactive Internet site, which auctions a broad range of merchandise, including housewares, home decor products, jewelry, apparel, toys, collectibles, beauty products, outdoor fitness and sporting equipment, consumer electronics and computers. As of December 31, 1999, FIRST AUCTION.COM had approximately 464,000 registered members. FIRST JEWELRY.COM is an interactive Internet site, which sells jewelry across a broad range of categories and price points. Since its October 1999 launch, FIRST JEWELRY.COM has continued to experience rapid sales growth.

    Internet Shopping Network specializes in marketing, fulfillment, customer service and site development in online retailing. Internet Shopping Network has online advertising distribution agreements with America Online, @Home, Women.com, Lycos Network and MyPoints.com. Internet Shopping Network's technology partners include Sun Microsystems, LinkShare, Oracle and Netscape.

    During 1999, Home Shopping Network re-launched its web site, HSN.com, as a transactional e-commerce site. Home Shopping Network's site allows consumers to shop for selected merchandise from Home Shopping Network's inventory, and provides opportunities for consumers to engage in a variety of entertaining community activities including live chats with celebrity guests and user populated bulletin boards.

CITYSEARCH

    CITYSEARCH SERVICE FOR CONSUMERS. CitySearch produces and delivers comprehensive local city guides on the web, providing up-to-date information regarding arts and entertainment events, community activities, recreation, business, shopping, professional services and news/sports/weather to consumers in metropolitan areas. Each local city guide primarily consists of original content developed and designed specifically for the web by CitySearch and its partners. The CitySearch service is topically organized by categories, such as arts and entertainment, restaurants and bars, community, shops and services, sports and outdoors, hotels and tourism, local news and professional services. Within most of the city guides, consumers can search neighborhood shopping areas, obtain maps, contact community organizations and vendors by e-mail, and engage in bulletin board discussions with individuals such as local public officials and celebrities. In CitySearch owned and operated markets, consumers can also access the Ticketmaster.com web site through CitySearch city guides to purchase live event tickets and related merchandise online. In some markets, consumers can also access audio streams, including recent news and other information, from local radio partners. CitySearch offers local and regional businesses the opportunity to reach and interact with targeted consumers. In addition, content generated by consumers through e-mail and bulletin boards enhances the sense of community in CitySearch sites.

    In 1999, CitySearch acquired CityAuction, an online auction company, Match.com and the One & Only Network, which are both online personals services, and AstroAbby, an online horoscope service. Match.com is a leading online matchmaking and dating service that offers single adults a convenient, fun and private environment for meeting other singles. With the recent integration of the One & Only Network, as of December 31, 1999, Match.com has more than four million user registrations and approximately 560,000 active users, generating more than 100 million monthly page views. Match.com is the leading provider of online personals and matchmaking services on Microsoft's MSN Network. CitySearch is continuing to grow each of these offerings in their own right and is also integrating these services with its city guides.

    In addition, in 1999, CitySearch acquired the arts and entertainment portion of the MSN Sidewalk (sidewalk.com) city guides, significantly expanding the reach of its city guides. CitySearch has integrated the Sidewalk city guides with the CitySearch city guides to create a nationwide network.

    The CitySearch service has been launched in more than 70 markets across the United States and in selected international markets. CitySearch plans to continue to expand the service both in owned and operated markets and by partnering internationally with major media companies, although CitySearch's domestic focus during 2000 will be to develop those markets it has already launched in the United States. CitySearch's major media partners bring capital, brand recognition, promotional strength and local knowledge to their city guides and allow CitySearch to build out its international network of sites faster than it could solely through owned and operated sites. As of December 31, 1999, CitySearch had launched sites in 77 markets worldwide, including five partner-led markets and 72 owned and operated markets, and in seven international markets, all of which are partner-led markets. In addition, at February 14, 2000, CitySearch had signed an agreement with an additional international partner to launch at least one additional international city guide. CitySearch has also executed a term sheet to enter into a strategic partnership with a consortium of prominent Japanese companies to launch city guides throughout Japan.

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

FILMED ENTERTAINMENT

    USA Films consists of two operating units: feature film production and distribution (through USA Films' October Films and Gramercy Pictures subsidiaries) and home video distribution (through USA Home Entertainment). October Films and Gramercy Pictures acquire, produce and distribute theatrical motion pictures. During 1999, October's theatrical releases included "Cookie's Fortune," "The Muse" and "Topsy-Turvy." Gramercy's 1999 releases included "Being John Malkovich." During fiscal 2000, October and Gramercy expect to collectively distribute approximately 20 feature films, including "Pitch Black," "Where the Money Is," "One Night At McCools" and "Nurse Betty." October Films and Gramercy Pictures directly license filmed products to theatrical exhibitors in the United States. These theatrical films are generally released in home video markets through USA Home Entertainment. Television sales in the United States are made primarily through Studios USA, although October and Gramercy each have direct overall agreements in place with pay television services. Foreign exploitation is principally accomplished through licensing arrangements with local subdistributors in foreign territories.

    USA Home Entertainment has four primary categories of product that it releases directly in the United States and in Canada through licensed subdistributors. These include theatrical films released by October Films or Gramercy Pictures, feature length motion pictures acquired directly by USA Home Entertainment for release solely in video markets, children's programming and sports programming. Among USA Home Entertainment's children's programming is the animated "Franklin" television property. USA Home Entertainment has overall agreements with the National Football League, National Basketball Association, National Hockey League and Major League Baseball, under which USA Home Entertainment is the exclusive distributor in home video markets for programming originated by each of these sports leagues.

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

    With the exception of the television stations serving the Miami/Ft. Lauderdale, Dallas/Ft. Worth and Atlanta markets, each of USA Broadcasting's full-power television stations airs Home Shopping Network's electronic-retail sales programming. Contingent upon consideration of the possible impact on Home

Shopping Network in each market, as part of its efforts to maximize the value of the USA Broadcasting stations, USAi intends over time to disaffiliate the USA Station Group stations from Home Shopping Network and develop and program the stations independently.

SUMMARY OF USA STATION GROUP MARKETS

                                                                                HOUSEHOLDS IN
                                                                                 DESIGNATED                 LICENSE
TELEVISION                                CHANNEL          METROPOLITAN          MARKET AREA      DMA      EXPIRATION
STATION                CITY OF LICENSE      NO.            AREA SERVED           (`DMA')(1)     RANK(1)       DATE
----------             ----------------   --------   ------------------------   -------------   --------   ----------
WHSE-TV(2)...........  Newark, NJ            68      New York, NY                 6,755,510         1         6/1/07
WHSI-TV(2)...........  Smithtown, NY         67      New York, NY                 6,755,510         1         6/1/07
KHSC-TV..............  Ontario, CA           46      Los Angeles, CA              5,009,230         2        12/1/06
WEHS-TV..............  Aurora, IL            60      Chicago, IL                  3,140,460         3        12/1/05
WHSP-TV..............  Vineland, NJ          65      Philadelphia, PA             2,659,260         4         6/1/07
WHSH-TV..............  Marlborough, MA       66      Boston, MA                   2,174,300         6         4/1/07
KSTR-TV..............  Irving, TX            49      Dallas, TX                   1,899,330         8         8/1/06
WHOT-TV..............  Athens, GA            34      Atlanta, GA                  1,674,700        10         4/1/05
KHSH-TV..............  Alvin, TX             67      Houston, TX                  1,624,340        11         8/1/06
WQHS-TV..............  Cleveland, OH         61      Cleveland, OH                1,469,010        13        10/1/05
WBHS-TV..............  Tampa, FL             50      Tampa/St. Petersburg, FL     1,435,520        15         2/1/05
WAMI-TV..............  Hollywood, FL         69      Miami, FL                    1,385,940        16         2/1/05
WBSF-TV..............  Melbourne, FL         43      Orlando, FL                  1,041,380        22         2/1/05

------------------------

(1) Estimates by Nielsen Marketing Research as of January 1. For multiple ownership purposes, the FCC attributes only 50% of a market Area of Dominant Influence ("ADI") reach to UHF stations. Arbitron ADI's, like Nielsen DMA's, are measurements of television households in television markets throughout the country. For USAi's purposes, ADI and DMA measurements do not materially differ.

(2) Operating as a satellite of WHSE-TV, WHSI-TV primarily rebroadcasts the signal of WHSE-TV. Together, the two stations serve the metropolitan New York City television market and are considered one station for FCC multiple ownership purposes.

BROADCAST STATION INTERESTS

    As of December 31, 1999, USA Broadcasting and its affiliates held minority interests in several television stations as described below:

    - An affiliate of USA Broadcasting owns a 45% nonvoting common stock interest in the following entities: (1) Roberts Broadcasting Company, which owns Station WHSL(TV), East St. Louis, Illinois, serving the St. Louis, Missouri metropolitan area; (2) Urban Broadcasting Corporation, which owns Station WTMW(TV), Arlington, Virginia, serving the Washington, D.C. metropolitan area; and (3) Roberts Broadcasting Company of Denver, which owns Station KTVJ(TV), Boulder, Colorado, serving the Denver, Colorado metropolitan area. WHSL(TV) and KTVJ(TV) carry Home Shopping Network programming. WTMW(TV) ceased carrying Home Shopping Network programming on May 10, 1999. Various court actions are pending among various subsidiaries of the USAi involving, among other things, performance issues concerning the affiliation agreements for each of the aforementioned stations.

    - An affiliate of USA Broadcasting holds a 49% nonvoting common stock interest in Channel 66 of Vallejo, California, Inc., licensee of Station KPST-TV, Vallejo, California which serves the San Francisco market.

    - A subsidiary of USA Broadcasting has an option to purchase a 45% nonvoting common stock interest in Jovon Broadcasting Company, the licensee of Station WJYS(TV), Hammond, Indiana, serving the Chicago, Illinois television market. Jovon has contested the validity of the option. For more information, see "--Legal Proceedings."

LPTV STATIONS

    USAi's 26 low power television stations are located in the areas of New York, New York; Atlanta, Georgia; St. Petersburg, Florida; St. Louis, Missouri; Knoxville, Tennessee; Minneapolis, Minnesota; New Orleans, Louisiana; Roanoke, Virginia; Tucson, Arizona; Tulsa, Oklahoma; Wichita, Kansas; Columbus, Ohio; Kansas City, Missouri; Springfield, Illinois; Huntington, West Virginia; Champaign, Illinois; Toledo, Ohio; Portsmouth, Virginia; Raleigh, North Carolina; Des Moines, Iowa; Shreveport, Louisiana; Spokane, Washington; Pensacola, Florida; Birmingham, Alabama; Mobile, Alabama; and Jacksonville, Florida. USAi's low power television stations, for the most part, carry America's Store. The low power television stations have an average coverage radius of 10-12 miles and an average transmitter power of 1,000-2,000 watts. This contrasts with USAi's full-power UHF television stations, which cover an average radius of 45-55 miles and have an average transmitter power of 120,000 watts. Each of the low power television stations are regarded by the FCC as having secondary status to full power stations and are subject to being displaced by changes in full power stations resulting from digital television allotments. On November 29, 1999, Congress enacted the Community Broadcasters Protection Act, which created a new "Class A" low power television station. Class A low power television stations will be entitled to protection from future displacement by full-power television stations under certain circumstances. The FCC has initiated a rulemaking proceeding to adopt rules governing the extent of protection that must be afforded Class A low power television stations and the eligibility criteria for Class A status. USA Broadcasting may seek Class A status for its low power television stations under these rules.

    PROGRAMMING. Each of the USA Station Group stations, other than the stations in the Miami/ Ft. Lauderdale, Dallas/Ft. Worth and Atlanta markets, through the applicable subsidiaries, broadcasts Home Shopping Network for approximately 164 hours per week. As part of its efforts to maximize the value of the USA Station Group, the Company intends over time, subject to consideration of the possible impact on Home Shopping Network on a market by market basis, to disaffiliate the USA Station Group stations from Home Shopping Network and develop and program the stations independently. In June 1998, USA Broadcasting implemented its plans to disaffiliate WAMI-TV, its television station in the Miami/Ft. Lauderdale market. Instead of Home Shopping Network programming, the station now airs news, sports and entertainment programming. In October 1999, USA Broadcasting disaffiliated stations in two additional markets, Atlanta (WHOT-TV) and Dallas/Ft. Worth (KSTR-TV). Instead of Home Shopping Network programming, these stations now air sports and entertainment programming and the Dallas/ Fort Worth station also airs news programming.

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

ELECTRONIC COMMERCE AND SERVICES

    In October 1999, USAi announced the formation of USA Electronic Commerce and Services ("ECS"). ECS was created to exploit the concept that matching content with a compatible product, surrounded by a well-serviced fulfillment infrastructure will link products and individuals in a customer relationship. ECS offers third parties a package of scalable solutions, specifically to deliver merchandising, database marketing, teleservicing, fulfillment and online customer care, all of which are expected to be supported by the media and commerce assets of USAi. ECS also provides these services internally to USAi companies and divisions.

    ECS provides an umbrella organization for the following components:

    - Home Shopping Network fulfillment and teleservices.

    - Short Shopping, USAi's contextual commerce business that offers clients a means of marketing, selling and delivering products to targeted viewers through direct selling commercials.

    - Ticketmaster's call centers.

    - Ticketmaster Direct, which provides clients with telemarketing services, using databases to support sales initiatives, merchandising opportunities and partnership marketing programs.

    - eSolutions, which intends to provide a package of integrated, real time, interactive customer care services, comprised of customizable communication channels including voice over internet protocol, collaborative browse, chat, e-mail, instant call back, database and fax back.

    - Cross-Company Sales, which seeks to maximize USAi's integrated asset base by reaching households through USA Network, Sci-Fi Channel, USAi's television stations and primary online outlets, including CitySearch, Ticketmaster.com, Hotel Reservations Network, personals sites--Match.com and One & Only, and auction sites--FirstAuction.com and CityAuction.com.

    In February 2000, USAi and The National Basketball Association ("NBA") announced a media, e-commerce and services partnership, delivered through ECS, NBA.com, NBA.com TV and other divisions of USAi and the NBA. The agreement provides for cross-marketing, commerce and service initiatives centered around the NBA Store at NBA.com. Pursuant to the agreement, ECS will provide integrated media marketing services, database-driven offers, catalog and promotion. Under the terms of the agreement, among other things, Home Shopping Network will air NBA programs and specials, HSN Fulfillment will deliver services for NBA customers, Short Shopping will produce commerce spots and specials for NBA programming, including NBA.com TV, Ticketmaster will integrate merchandise sales with ticket purchases, Ticketmaster Online-CitySearch will house an NBA "box office" link to NBA.com, and USA Network, Sci-Fi Channel and USA Broadcasting will provide promotion time in support of HSN NBA shows and "on sale" events. The agreement does not include broadcast of actual NBA games.

                             INTERNATIONAL VENTURES

INTERNATIONAL TV CHANNEL JOINT VENTURE

    As part of the Universal transaction, USAi and Universal agreed to form a 50-50 joint venture to be managed by Universal which would own, operate and exploit the international development of USA Network, The Sci-Fi Channel and Universal's action/adventure channel, 13TH STREET. During the second quarter of 1999, USAi elected to not participate in the venture.

HOME SHOPPING NETWORK VENTURES

    EUROPE. On December 17, 1999, USAi entered into an agreement with Thomas and Leo Kirch and Georg Kofler pursuant to which each agreed to cause the entities controlled by them to jointly pursue on an exclusive basis in Europe televised shopping and related e-commerce opportunities and to consider pursuing other media opportunities in each case subject to preexisting obligations and applicable law and regulation in the various member countries. The parties agreed to consider alternatives consistent with applicable law with respect to the structure of any entities formed to pursue such opportunities.

    GERMANY. In 1999, the joint venture entity through which Home Shopping Network participates in a German language televised shopping business, H.O.T. Home Order Television GmbH & Co. KG, was converted to a German AG ("HOT Germany"). In connection with such restructuring, Home Shopping Network and Mr. Kofler entered into a shareholders agreement which, among other things, provides that Mr. Kofler will vote his shares in HOT Germany as directed by HSN on certain matters including the election of a majority of the members of the Supervisory Board of HOT Germany. Mr. Kofler also granted Home Shopping Network a right of first refusal with respect to the stock in HOT Germany held by him. Home Shopping Network also agreed to purchase Mr. Kofler's HOT Germany stock under certain circumstances and agreed to vote as directed by Mr. Kofler on various matters including the election of Mr. Kofler as Chairman of the HOT Germany Supervisory Board. Mr. Kofler also agreed to take steps as may be necessary for Home Shopping Network to consolidate the financial results of HOT Germany with those of Home Shopping Network.

    ITALY. In 1998, Home Shopping Network entered into a joint venture agreement with SBS Broadcasting System S.A. and SBS Italia S.r.l. ("SBS Italia") to explore and, if deemed feasible, develop an Italian language televised shopping business. During 1999, Home Shopping Network, SBS and SBS Italia agreed to restructure the joint venture and to change the name of SBS Italia to HOT Italia and to utilize HOT Italia as the vehicle for developing a live shopping business in Italy. As a result of the restructuring, 51% of the equity of HOT Italia was transferred to H.O.T. Home Order Television Europe GmbH & Co. KG ("Hot Europe") and 12% transferred to HOT Germany. HOT Europe is a partnership in which Home Shopping Network has a 19.2% non-voting equity interest and that is controlled by H.O.T. Home Order Television International GmbH ("HOT International"). HOT International is owned by George Kofler, Thomas Kirch and Quelle AG. Home Shopping Network's direct ownership interest in HOT Italia was reduced to 18.5% as a result of this restructuring. It is anticipated that HOT Germany will contribute its interest in HOT Italia to HOT Europe and Quelle will assign its interest in HOT Europe and HOT International to Mr. Kofler.

    HOT Italia owns 10.1% of the equity of an entity, Vallau Italia Promomarket ("VIP"), that operates an Italian national broadcast network. VIP has applied for a license to operate a national broadcast network in Italy. In the event the license is issued, HOT Italia intends to apply for authority to purchase the remaining 89.9% of the equity in VIP it does not currently own. HOT Italia has entered into purchase agreements to purchase the remaining equity of VIP for
118.9 billion Lire. There can be no assurance that VIP will be granted a license and that HOT Italia will be able to acquire VIP. In the event such license or authorization is not granted, HOT Italia would be required to seek alternative means of distributing programming. Currently, there are limited available means of distributing television programming on a nationwide basis and there can be no assurance that alternative means of distribution can be secured.

    JAPAN. In 1997, Home Shopping Network acquired a 30% interest in Jupiter Shop Channel Co. Ltd., a venture based in Tokyo. Jupiter Shop Channel broadcasts televised shopping 24 hours a day, of which 60 hours per week are devoted to live shopping. Jupiter Shop Channel has reached agreements to be available in approximately 3.37 million full-time equivalent households as of December 31, 1999. Liberty Media International, Inc., a subsidiary of Liberty, owns a 50% interest in Jupiter Programming Co. Ltd. which is the 70% shareholder in the venture.

    SPANISH LANGUAGE NETWORKS. During 1999, Home Shopping Network continued to operate HOME SHOPPING EN ESPANOL in conjunction with Univision Communications on Univision's cable affiliate, Galavision. Currently, HOME SHOPPING EN ESPANOL is aired six hours per day Sunday through Friday, and seven hours on Saturday with one-half of the broadcast time being aired on the West Coast and the other half on the East Coast. It reaches approximately 2.7 million households in the United States. Home Shopping Network and Univision have agreed that Home Shopping Network will buy out Univision's interest in the joint venture although no final agreements have been entered into. In connection therewith, Galavision will continue to carry HOME SHOPPING EN ESPANOL until December 31, 2000. Home Shopping Network will continue to seek to expand the distribution of HOME SHOPPING EN ESPANOL in the United States and elsewhere in the Spanish speaking world.

                                   REGULATION

CURRENT FCC REGULATION

    A substantial portion of USAi's businesses are subject to various statutes, rules, regulations and orders relating to communications and generally administered by the FCC. The communications industry, including the operation of broadcast television stations, cable television systems, satellite distribution systems and other multichannel distribution systems and, in some respects, vertically integrated cable programmers, is subject to substantial federal regulation, particularly under the Communications Act of 1934, the Telecommunications Act of 1996 and the rules and regulations promulgated thereunder by the FCC. Cable television systems are also subject to regulation at the state and local level. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC to issue, renew, revoke and modify broadcast licenses, to determine the location of stations, to establish areas to be served and to regulate aspects of broadcast and cable programming. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without prior FCC approval. If the FCC determines that violations of the Communications Act or any FCC rule have occurred, it may impose sanctions ranging from admonishment of a licensee to license revocation.

BROADCAST TELEVISION LICENSE GRANT AND RENEWAL

    The Communications Act provides that a broadcast license, including the licenses controlled by USA Broadcasting, may be granted to any applicant upon a finding that the public interest, convenience and necessity would be served thereby, subject to limitations. Television stations operate according to broadcasting licenses that are usually granted by the FCC for a maximum permitted term of eight years. Television station licenses are subject to renewal upon application to the FCC, which is required under the Communications Act to grant the renewal application if it finds that (1) the station has served the public interest, convenience and necessity; (2) there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and (3) there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

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

MULTIPLE AND CROSS OWNERSHIP

    Current FCC regulations impose significant restrictions on certain positional and ownership interests in broadcast television stations, cable systems and other media. On August 5, 1999, the FCC adopted changes in several of its broadcast ownership rules (collectively, the "FCC Ownership Rules"). These rule changes became effective on November 16, 1999; however, several petitions have been filed with the FCC seeking reconsideration of the new rules, so the rules may change. While the following discussion does not describe all of the ownership rules or rule changes, it attempts to summarize those rules that appear to be most relevant to USAi. As a general matter, officers, directors and stockholders who own 5% or more of the outstanding voting stock of a media company (except for some institutional shareholders, who may own up to 20%) are deemed to have "attributable" interests in the company. Nonvoting stockholders, minority voting stockholders in companies controlled by a single majority stockholder, and holders of options and warrants are generally exempt from attribution under the current rules. However, under the FCC's new equity-debt plus rule, a party will be deemed to be attributable if it owns a non-voting interest exceeding 33% of the total asset value (including debt and equity) of the licensee and it either provides 15% of the station's weekly programming or owns an attributable interest in another broadcast station, cable system or daily newspaper in the market, even if there is a single majority shareholder.

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

    The FCC relaxed its "television duopoly" rule, which barred any entity from having an attributable interest in more than one television station with overlapping service areas. Under the new rules, an entity may have attributable interests in stations with overlapping coverage contours if each station is located in a different DMA. In addition, one entity may now have attributable interests in two television stations in the same Nielsen Designated Market Area ("DMA") provided that: (1) one of the two stations is not among the top four in audience share and (2) at least eight independently owned and operated commercial and noncommercial television stations will remain in the DMA if the proposed transaction is consummated. The new rules also permit common ownership of television stations in the same DMA where one of the stations to be commonly owned has failed, is failing or is unbuilt or where extraordinary public interest factors are present. The rules continue to restrict the holder of an attributable interest in a television station from also having an attributable interest in a radio station, daily newspaper or cable television system serving a community located within the coverage area of that television station.

    Liberty's ownership interests in USAi, including its non-voting ownership interest in the BDTV entities, have been structured to comply with these regulations, which apply to Liberty because of TCI's interests in cable television. In a June 14, 1996 "Memorandum Opinion and Order," the FCC concluded that Liberty's beneficial interest in USAi through its ownership of convertible non-voting common stock of the BDTV entities, as augmented by an imputed 50% "control" premium, was subject to the FCC's former cross-interest policy (which restricted the common ownership of an attributable interest in one media company and certain non-attributable but "meaningful," including substantial non-attributable equity interests, in another media company serving substantially the same area). The FCC subjected Liberty's ownership interest in USAi to conditions, including that (1) the prior approval of the FCC be obtained for any increase in Liberty's interest, and (2) the FCC be notified prior to completion of any transaction whereby the aggregate percentage of television households served by cable systems owned or controlled by TCI in any of USA Broadcasting's television markets would exceed 50 percent. Liberty's ownership of USANi LLC shares relating to USANi LLC is not regarded as an equity interest in USAi for purposes of the FCC cross-ownership rules or practices. Two members of USAi's board of directors, Messrs. Paul G. Allen and William D. Savoy, have attributable interests in cable television systems located within the coverage areas of certain of the television stations controlled by USA Broadcasting. On November 3, 1998, USAi notified the FCC that Messrs. Allen and Savoy have pledged to recuse themselves from any matters that come before USAi's Board of Directors pertaining to the operation or management of the television stations and therefore qualify under the FCC's rules for exemption from attribution of any interests of USAi or USA Broadcasting in the television stations. Notwithstanding the recent elimination, these conditions remain in effect.

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

DIGITAL TELEVISION

    The FCC has taken a number of steps to implement digital television service (including high-definition television) in the United States. On February 17, 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of digital television. The table of digital allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to digital television, conditioned upon the surrender of one of the channels at the end of the digital television transition period. USAi has commenced construction of its digital facilities for three of its stations, and has completed construction for WHSH-DT, which began reduced-power digital operations in October 1998. USAi has preserved its ability to maximize its DTV facilities for each of its stations and, to the extent that USAi's engineers determine that maximization is warranted, USAi will file maximization applications by the FCC's May 1, 2000 deadline.

    The digital television implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals, subject to the requirement that they continue to provide at least one free, over-the-air television service. The FCC has set a target date of 2002 for completion of construction of digital television facilities and 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of digital television, including the rate of consumer acceptance. Conversion to digital television may reduce the geographic reach of USAi's stations or result in increased interference, with, in either case, a corresponding loss of population coverage. Digital television implementation will impose additional costs on USAi, primarily due to the capital costs associated with construction of digital television facilities and increased operating costs both during and after the transition period. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they receive subscription fees or compensation other than advertising revenues derived from free over-the-air broadcasting services.

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

TELEVISION VIOLENCE

    As part of a directive in the Telecommunications Act, the broadcast and cable television industries have adopted, and the FCC has approved a voluntary content ratings system which, when used in conjunction with so-called "V-Chip" technology, would permit the blocking of programs with a common rating. The FCC directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation that began on July 1, 1999. USAi cannot predict how changes in the implementation of the ratings system and "V-Chip" technology will affect its business.

CLOSED CAPTIONING

    The FCC's closed captioning rules, which became effective January 1, 1998, provide for the phased implementation, beginning in the year 2000, of a universal on-screen captioning requirement with respect to the vast majority of video programming. The captioning requirement applies to programming carried on broadcast television stations and cable programming networks. Although the FCC has provided for exceptions to or exemptions from the rules under certain circumstances, none applies to any of the current broadcast or cable programming services of USA Broadcasting, USA Networks or Home Shopping Network. Both USA Broadcasting and Home Shopping Club have applied to the FCC for waivers of the closed captioning rules. Parties are not required to comply with the closed captioning rules while they have waiver requests pending.

OTHER BROADCAST TELEVISION REGULATION

    The FCC continues to enforce strictly its regulations concerning "indecent" programming, political advertising, environmental concerns, technical operating matters and antenna tower maintenance and marking. The FCC recently adopted new equal employment opportunity rules to replace its former rules which were partially struck down as unconstitutional by the U.S. Court of Appeals for the D.C. Circuit. The FCC's new rules require stations to widely disseminate information regarding job openings, maintain records of their equal employment opportunity program and outreach efforts, file annual employment reports with the FCC and file their model equal employment opportunity program with the FCC every other year. Stations with fewer than five employees do not have to comply with the FCC's recruitment standards, but they are subject to reporting requirements. In addition, FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license.

MUST-CARRY/RETRANSMISSION CONSENT

    As part of the Cable Television Consumer Protection and Competition Act of 1992, television broadcasters are required to make triennial elections to exercise either "must-carry" or "retransmission consent" rights with respect to their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its television market (defined by Nielsen as a Designated Market Area (DMA)). Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. Home Shopping Network, USA Broadcasting and USA Networks are affected by the must-carry rules, which were upheld in a 1997 U.S. Supreme Court ruling. A material change in the must-carry rules, or their repeal, could have a material impact on USAi's businesses. The FCC currently is conducting a rulemaking proceeding to determine carriage requirements for digital broadcast television stations on cable systems during and following the transition from analog to digital broadcasting, including carriage requirements with respect to ancillary and supplemental services that may be provided by broadcast stations over their digital spectrum.

SHVIA

    On November 29, 1999, the President signed the Satellite Home Viewer Improvement Act ("SHVIA"). Among other things, SHVIA provides for a statutory copyright license to enable satellite carriers to retransmit local television broadcast stations into the stations' respective local markets. After May 27, 2000, satellite carriers will be prohibited from delivering a local signal into its local markets--so called "local-into-local" service--without the consent or must-carry election of such station, but stations will be obligated to engage in good faith retransmission consent negotiations with the carriers. SHVIA does not require satellite carriers to carry local stations, but provides that carriers that choose to do so must comply with certain mandatory signal carriage requirements by a date certain, as defined by the Act or as-yet to be drafted FCC regulations. Further, the Act authorizes satellite carriers to continue to provide certain network signals to unserved households, as defined in SHVIA and FCC rules, except that carriers may not provide more than two same-network stations to a household in a single day. Also, households that do not receive a signal of Grade A intensity from any of a particular network's affiliates may continue to receive distant station signals for that network until December 31, 2004, under certain conditions. The FCC has initiated several rulemaking proceedings, as required by SHVIA, to implement certain aspects of the Act, such as standard must-carry procedures, exclusivity protection for local stations against certain distant signals, and enforcement. The FCC has already adopted rules requiring good faith negotiations for retransmission consent between satellite carriers and television broadcast stations.

CABLE TELEVISION RATE REGULATION

    The Telecommunications Act phased out cable rate regulation, except with respect to the "basic" tier, which must include all local broadcast stations and public, educational, and governmental access channels and must be provided to all subscribers. Home Shopping Network and America's Store programming are distributed on the basic tier in some areas, and "expanded basic" tiers in other areas. USA Network and

Sci-Fi Channel are primarily distributed on expanded basic tiers. Rate regulation of all non-basic tiers including the expanded basic tiers was eliminated as of March 31, 1999. The local franchising authorities are primarily responsible for regulating the basic tier of cable service. Because USAi's revenues are, to some degree, affected by changes in cable subscriber rates, increased regulation of cable subscriber rates, or a reduction in the rates that cable service providers may charge customers could have a significant impact on USAi's revenues.

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

OTHER CABLE REGULATION

    The FCC's regulations concerning the commercial limits in children's programming and political advertising also apply to cable television system operators. USAi also must provide program ratings information.

PROPOSED CHANGES

    Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of USAi's broadcast stations and broadcast and cable programming networks. In addition to the changes and proposed changes noted above, such matters include, for example, a proposal to adopt rules that would require video programming distributors, including television broadcast stations, to provide oral descriptions of their programming for the visually impaired, rate regulation for upper tiers of service, political advertising rates and potential restrictions on the advertising of products (beer, wine and hard liquor, for example). Other matters that could affect USAi's regulated media businesses include technological innovations and developments generally affecting competition in the mass communications industry, such as direct radio and television broadcast satellite service, the continued establishment of wireless cable systems, digital television and radio technologies, and the advent of telephone company participation in the provision of video programming service.

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

              TRADEMARKS, TRADENAMES, COPYRIGHTS AND DOMAIN NAMES

    USAi has registered and continues to register, when appropriate, its trade and service marks as they are developed and used, and USAi vigorously protects its trade and service marks. USAi believes that its marks are a primary marketing tool for promoting its identity. USAi also obtains copyrights with respect to its original programming as appropriate and registers the domain names of its Internet websites.

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

    THIRD-PARTY PROGRAMMING. The competition for third-party programming is likely to increase as more networks seek to acquire that form of programming. In addition, many networks, including USA Network and Sci-Fi Channel, are affiliated with companies that produce programming. As a result, non-affiliated networks may have a diminished capacity to acquire product from production companies affiliated with other networks.

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

    Home Shopping Network and QVC, Inc. are currently the two leading electronic retailing companies. Liberty, a subsidiary of AT&T which holds a substantial equity interest in USAi and USANi LLC, currently owns 43% of QVC but has entered into a stockholders agreement with Comcast Corporation,which owns 57% of QVC, under which Comcast Corporation controls the day to day operations of QVC. There are other companies, some having an affiliation or common ownership with cable operators, that now market merchandise by means of live television. A number of other entities are engaged in direct retail sales businesses which utilize television in some form and which target the same markets in which Home Shopping Network operates. Some competitors of the Home Shopping Network business are larger and more diversified than USAi.

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

TICKETING OPERATIONS

    Ticketmaster's and Ticketmaster.com's competitors include event facilities and promoters that handle their own ticket sales and distribution, live event automated ticketing companies which may or may not currently offer online transactional capabilities and web-based live event ticketing companies which only conduct business online. Where facilities and promoters decide to utilize the services of a ticketing company, Ticketmaster and Ticketmaster.com compete with international, national and regional ticketing services, including TicketWeb, Telecharge, ETM Entertainment Network, Dillard's, Prologue, Tickets.com and Lasergate. Several of Ticketmaster's and Ticketmaster.com's competitors have operations in multiple locations throughout the United States and compete on a national level, while others compete principally in one specific geographic region. In some geographic regions, including some of the local markets in which CitySearch provides or intends to provide its local city guide service, one or more of Ticketmaster's and Ticketmaster.com's competitors may serve as the primary ticketing service in the region.

    In addition, as part of the Ticketmaster license agreement, Ticketmaster.com is restricted from entering into agreements with facilities, promoters or other ticket sellers for the online sale of live event tickets. As a result, Ticketmaster.com is dependent on the ability of Ticketmaster to acquire and maintain live event ticketing rights, including online ticketing rights, with facilities and promoters and to negotiate commercially favorable terms for these rights. Furthermore, substantially all of the tickets sold through Ticketmaster.com's web site are also sold by Ticketmaster by telephone and through independent retail outlets. Such sales by Ticketmaster Corp. could have a material adverse effect on Ticketmaster.com's online sales.

HOTEL RESERVATIONS

    The online travel services market is new, rapidly evolving, intensely competitive and has relatively low barriers to entry. USAi believes that competition in the online travel services market is based predominantly on price, selection and availability of hotel rooms, selection of destination markets, ease of use of online booking service, customer service, reliability and travel-related content.

    Hotel Reservations Network competes against other consolidators of hotel accommodations, hotels, travel agencies and other online travel services. Currently, most hotels sell their services through travel agencies, travel wholesalers or directly to customers, mainly by telephone. Increasingly, major hotels are offering travel products and services directly to consumers through their own websites. USAi believes that this trend will continue. Hotels and travel agents also may continue to rely upon central reservations systems. In the online travel services market, Hotel Reservations Network competes with travel-related websites such as Preview Travel, Microsoft's Expedia, Sabre's Travelocity, Pegasus System's TravelWeb, Priceline.com, Travelscape and GetThere.com, among others. Although Hotel Reservations Network currently has agreements with many of these websites under which its booking engine is prominently displayed on and integrated into their websites, there can be no assurance that these affiliations will continue. As the market for online travel services grows, USAi believes that companies already involved in the online travel services industry, as well as traditional travel suppliers and travel agencies, will increase their efforts to develop services that compete with Hotel Reservations Network's online services. Hotel Reservations Network also faces potential competition from Internet companies not yet in the leisure travel market and from travel companies not yet operating online. USAi is unable to anticipate which other companies are likely to offer services in the future that will compete with the services provided by Hotel Reservations Network.

    In addition, many of Hotel Reservations Network's current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than Hotel Reservations Network and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of Hotel Reservations Network's competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to website and systems development than Hotel Reservations Network. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on Hotel Reservations Network. There can be no assurance that Hotel Reservations Network will be able to compete successfully against current and future competitors or address increased competitive pressures.

INTERNET SERVICES

    Internet Shopping Network operates FIRST AUCTION.COM, an Internet retailing auction service that competes with a number of other companies including uBid, Yahoo! Auctions Powered by OnSale, Excite, OnSale, ZAuction, Surplus Auction and FairMarket. Internet Shopping Network also operates FIRST JEWELRY.COM, an Internet retail jewelry service that competes with a number of other companies including Mondera, Blue Nile, My Jewelry, Miadora, Adornis, Ashford and Zales. Home Shopping Network operates HSN.com, an Internet retailing service that competes with numerous other on-line retail operations, including iQVC, which is operated by Home Shopping Network's principal television retailing competitor. Internet Shopping Network and Home Shopping Network/HSN.com potentially face competition from a number of large online communities and services that have expertise in developing online commerce. USAi believes that the principal competitive factors in this market are scale, selection of goods, customer service, reliability of delivery, brand recognition, web site convenience and accessibility, price, quality of search tools and system reliability.

    Currently, CitySearch's primary competitors include Digital City, Inc., a company wholly-owned by America Online, Inc., Tribune Company and Infospace. CitySearch also competes against search engine and other site aggregation companies which primarily serve to aggregate links to sites providing local content such as Excite, Inc. (City.Net), Lycos, Inc. (Lycos City Guide) and Yahoo! (Yahoo! Local). In addition, CitySearch competes against offerings from media companies, including Cox Interactive Media, Inc., Knight Ridder, Inc. and Zip2 Corporation, as well as offerings from several telecommunications and cable companies and Internet service providers that provide local interactive programming such as SBC Communications, Inc. (At Hand) and MediaOne Group, Inc. (DiveIn). There are also numerous niche competitors which focus on a specific category or geography and compete with specific content offerings provided by CitySearch. CitySearch may also compete with online services and other web site operators, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets. Furthermore, additional major media and other companies with financial and other resources greater than CitySearch's may introduce new Internet products and services addressing these markets in the future. There can be no assurance that CitySearch's competitors will not develop services that are superior to those of CitySearch or that achieve greater market acceptance than CitySearch's offerings.

FILMED ENTERTAINMENT

    USA Films operates in a highly competitive environment as the production and distribution of theatrical motion pictures and home videos are highly competitive businesses. USA Films competes with other independent distributors and the major film studios as well as other forms of entertainment and leisure time activities. Competition has increased notably in the "independent" film sector due to the emergence of new production and distribution entities (some of which are subsidiaries of the major film studios) and increased production and marketing costs.

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

    LOCAL MARKETS. In addition to the above factors, USAi's ownership of and affiliation with broadcast television stations creates another set of competitive conditions. These stations compete for television viewers primarily within local markets. USAi's broadcast television stations are located in highly competitive markets and compete against both VHF and UHF stations. Due to technical factors, a UHF television station generally requires greater power and a higher antenna to secure substantially the same geographical coverage as a VHF television station. USAi also competes with new entertainment and shopping networks for carriage on broadcast television stations, direct broadcast satellite systems and cable television systems. USAi cannot quantify the competitive effect of the foregoing or any other sources of video programming on any of USAi's affiliated television stations, nor can it predict whether such competition will have a material adverse effect on its operations.

                                   EMPLOYEES

    As of the close of business on December 31, 1999, USAi and its subsidiaries employed approximately 9,216 full-time employees, with approximately 921 employees employed by Networks and Television Production, 4,185 employees employed by Electronic Retailing, 268 employed by Hotel Reservations, 1,239 employed by Internet Services, 140 employed by USA Films, 261 employees employed by USA Broadcasting and 2,202 employees employed by Ticketmaster including Ticketmaster.com. Of these employees, 4,895 were employed by USAi through USANi LLC. USAi believes that it generally has good employee relationships, including employees represented by unions and guilds.

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

    Studios USA currently conducts its domestic television production and distribution operations primarily from its executive and administrative offices in West Hollywood, California in a facility owned by Ticketmaster. Additionally, Studios USA has four domestic sales offices located in Atlanta, Chicago, Dallas and New York City. Production facilities are leased primarily from Universal on its Universal City lot on an as-needed basis depending upon production schedules. Studios USA also leases production facilities in New York City for the production of LAW & ORDER, THE SALLY JESSY RAPHAEL SHOW and MAURY, in New Jersey for production of LAW & ORDER: SPECIAL VICTIMS UNIT, and in Chicago for production of THE JERRY SPRINGER SHOW.

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

    Home Shopping Network leases a 41,000 square foot facility in Clearwater, Florida for its video and post production operations.

    Home Shopping Network owns and operates a warehouse consisting of 163,000 square feet located in Waterloo, Iowa, which is used as a fulfillment center. In addition, Home Shopping Network rents additional space in Waterloo, Iowa consisting of 106,000 square feet.

    Home Shopping Network owns and operates a warehouse located in Salem, Virginia, consisting of approximately 780,000 square feet. In addition, Home Shopping Network leases one additional location in Salem, Virginia consisting of 194,750 square feet and two additional locations in Roanoke, Virginia consisting of 70,000 square feet and 175,000 square feet.

    Home Shopping Network's retail outlet subsidiary leases five retail stores in the Tampa Bay, Orlando and Chicago areas totaling approximately 105,785 square feet.

    Home Shopping Network and its other subsidiaries also lease office space in California and Utah.

TICKETING OPERATIONS

    Ticketmaster's headquarters are located in Los Angeles, California, where Ticketmaster currently leases approximately 58,200 square feet of space under a lease expiring in 2005, with an option to renew for an additional five years. In addition, Ticketmaster, its subsidiaries and affiliates lease office space in various other cities in the United States and other countries in which Ticketmaster is actively engaged in business.

    Ticketmaster owns a 70,000 square foot building in West Hollywood, California, of which approximately 60,000 square feet are used by Networks and Television Production and Broadcasting and the remaining 10,000 square feet are leased to an unaffiliated entity.

HOTEL RESERVATIONS

    Hotel Reservations Network's operations are headquartered in Dallas, Texas, where it leases an aggregate of approximately 28,000 square feet of office space. In addition, Hotel Reservations Network has a right to use an additional 4,500 square feet of office space, if necessary. The lease for this space expires in 2003.

    Hotel Reservations Network also has a small office in Miami, Florida, where it currently leases approximately 851 square feet under a lease expiring in 2002.

INTERNET SERVICES

    Ticketmaster Online-CitySearch's executive offices are located in Pasadena, California, where Ticketmaster Online-City Search currently leases approximately 50,000 square feet under a lease expiring in 2002. Ticketmaster Online-City Search also leases local office space in approximately 34 cities throughout the United States and abroad. Local offices range in size from less than 2,000 square feet to 10,000 square feet and have lease terms that range from month-to-month to seven years. None of such leases expires later than 2004.

    Ticketmaster Online-CitySearch's internet personals businesses are currently housed in 14,130 square feet of leased space in Dallas, Texas. Ticketmaster On-Line CitySearch intends to move these businesses to a new 38,000 square foot leased facility in March 2000. That lease will expire in 2005.

    Internet Shopping Network's executive offices are located in Sunnyvale, California, where Internet Shopping Network currently leases 31,000 square feet under a lease expiring in 2000.

FILMED ENTERTAINMENT

    USA Films' executive offices are located in New York, New York. The executive offices of October Films are also located in New York, New York. Approximately 15,000 square feet are maintained under a lease expiring on June 30, 2009.

    Gramercy's executive offices are located in Beverly Hills, California, where it currently leases approximately 20,000 square feet under a month to month arrangement with Universal Studios and the company is in the process of acquiring a new leasehold. The company also maintains 5,000 square feet of office space in a second Los Angeles location under a sublease that expires April 30, 2002.

BROADCASTING

    USAi owns or leases office, studio and transmitter space for the USA Station Group stations as follows:

LOCATION                                                    FUNCTION                OWNED/LEASED
--------                                        ---------------------------------   ------------
Mt. Wilson, CA(1).............................  Transmitter                         Leased
Ontario, CA...................................  Offices/Studio                      Owned
Riverview, FL(1)..............................  Transmitter                         Leased
Melbourne, FL.................................  Offices/Studio                      Leased
Miami, FL.....................................  Transmitter                         Leased
Miami Beach, FL...............................  Offices/Studio                      Leased
Miramar, FL...................................  Offices/Studio                      Leased
St. Cloud, FL.................................  Transmitter                         Leased
St. Petersburg, FL............................  Offices/Studio                      Leased
Flowery Branch, GA............................  Transmitter                         Leased
Marietta, GA..................................  Offices/Studio                      Leased
Aurora, IL....................................  Offices (Dish and Master Control)   Leased
Chicago, IL...................................  Transmitter                         Leased
Hudson, MA....................................  Offices/Studio/Transmitter          Owned
Newark, NJ....................................  Offices/Studio                      Owned
Newfield, NJ..................................  Offices/Studio                      Owned
Waterford Works, NJ(1)........................  Transmitter                         Leased
Central Islip, NY.............................  Offices/Studio                      Owned
Middle Island, NY.............................  Transmitter                         Owned
New York, NY..................................  Transmitter                         Leased
Parma, OH.....................................  Offices/Studio/Transmitter          Owned
Houston, TX...................................  Offices (Master Control)            Leased
Cedar Hill, TX................................  Transmitter                         Leased
Irving, TX....................................  Offices/Studio                      Owned
Missouri City, TX.............................  Transmitter                         Leased

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

------------------------

(1) USAi owns the transmitter facility, but the site is leased.

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

FEDERAL TRADE COMMISSION MATTER

    Home Shopping Network is involved from time to time in investigations and enforcement actions by consumer protection agencies and other regulatory authorities. Effective October 2, 1996, the Federal Trade Commission and Home Shopping Network and two of its subsidiaries entered into a consent order under which Home Shopping Network agreed that it will not make claims for specified categories of products, including any claim that any product can cure, treat or prevent illness, or affect the structure or function of the human body, unless it possesses competent and reliable scientific evidence to substantiate the claims. The settlement did not represent an admission of wrongdoing by Home Shopping Network, and did not require the payment of any monetary damages. Thereafter, the FTC investigated Home Shopping Network's compliance with its consent order. The FTC indicated to Home Shopping Network that it believed Home Shopping Network had not complied with the consent order and that it intended to seek monetary penalties and consumer redress for non-compliance. Effective
April 29, 1999, Home Shopping Network settled the FTC's claims that it had violated the consent order. The FTC filed a complaint in Federal District Court in Tampa, Florida and entered a consent decree, under which Home Shopping Network paid a civil penalty of $1.1 million and was enjoined from violating the consent order. The settlement did not constitute an admission of wrongdoing by Home Shopping Network.

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

TICKETMASTER CONSUMER CLASS ACTION

    During 1994, Ticketmaster was named as a defendant in 16 federal class action lawsuits filed in United States District Courts purportedly on behalf of consumers who were alleged to have purchased tickets to various events through Ticketmaster. These lawsuits alleged that Ticketmaster's activities violated antitrust laws. On December 7, 1994, the Judicial Panel on Multidistrict Litigation transferred all of the lawsuits to the United States District Court for the Eastern District of Missouri for coordinated and consolidated pretrial proceedings. After an amended and consolidated complaint was filed by the plaintiffs, Ticketmaster filed a motion to dismiss and, on May 31, 1996, the District Court granted that motion ruling that the plaintiffs had failed to state a claim upon which relief could be granted. On April 10, 1998, the United States Court of Appeals for the Eighth Circuit issued an opinion affirming the district court's ruling that the plaintiffs lack standing to pursue their claims for damages under the antitrust laws and held that the plaintiffs' status as indirect purchasers of Ticketmaster's services did not bar them from seeking equitable relief against Ticketmaster. Discovery on the plaintiff's remanded claim for equitable relief is ongoing in the District Court and a trial date of July 17, 2000 has been set. On July 9, 1998, the plaintiffs filed a petition for writ of certiorari to the United States Supreme Court seeking review of the decision dismissing their damage claims. Plaintiff's petition for writ of certiorari in the United States Supreme Court was denied on January 19, 1999. The action is still pending.

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

HOME SHOPPING NETWORK CONSUMER CLASS ACTION

    On November 15, 1999, Home Shopping Network was named as a defendant in a consumer class action lawsuit entitled BRUCE TOMKINS, HENRIETTA BUCK AND JODI HABEL HILL ON BEHALF OF THEMSELVES AND ALL OTHER SIMILARLY SITUATED INDIVIDUALS
V. PROTEVA, INC., HOME SHOPPING NETWORK, INC. D/B/A HOME SHOPPING NETWORK AND THE HOME SHOPPING NETWORK, JOHN ROBERTS, VIVIAN ROBERTS MCKINLEY, KN CHAN, WILLIAM LYNCH AND BRIAN JORDAN, filed in the Chancery Division of the Circuit Court of Cook County, Illinois, Case No. 99 CH 12013. The action is purportedly brought on behalf of consumers who were alleged to have purchased a Proteva personal computer from one of the defendants and experienced one of the three following conditions: (a) the computer was or became defective upon purchase or soon thereafter, (b) a defendant refused or failed to honor the rebate offer which was offered as part of the sale, or (c) a defendant refused or failed to provide customer service as purportedly advertised. In the complaint, the plaintiffs assert causes of action for consumer fraud, breach of implied warranty of merchantability and unjust enrichment and seek compensatory and punitive damages along with interest, costs and attorneys' fees. Home Shopping Network has filed an answer to the complaint and intends to vigorously defend this action.

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

    On February 1, 1999, the court lifted the stay. Thereafter, the entities controlled by USAi filed an Amended Complaint that named Joseph and Yvonne Stroud as additional defendants and sought additional equitable relief. On
April 9, 1999, Jovan and the Strouds answered the Amended Complaint and moved for Summary Judgment. The court granted the Motion for Summary Judgment by Order dated June 1, 1999 and entered the Order of Summary Final Judgment on June 15, 1999 on the grounds that (1) according to the FCC, the option agreement is "not legal" and (2) the option agreement was legally terminated by Jovon in October 1988. Thereafter, on July 12, 1999, the entities controlled by USAi filed a Notice of Appeal with the court to appeal the Order of Summary Final Judgment to the Court of Appeal for the Second District of Florida. The briefing of the appeal should be completed in mid-March 2000. On November 8, 1999, the FCC released a Memorandum Opinion and Order dismissing USAi's Request for Clarification as moot based on the Florida Circuit Court's determination that Jovon had validly terminated the Option Agreement. USAi filed a Petition for Reconsideration of the FCC's Memorandum Opinion and Order on December 8, 1999. The Petition was opposed by Jovon and remains pending.

URBAN LITIGATION

    Beginning in October 1996, Home Shopping Club, Inc., predecessor in interest to Home Shopping Club, L.P., withheld monthly payments under the Affiliation Agreement with Urban Broadcasting Corporation due to breaches of the Affiliation Agreement by Urban. Urban has contested this action. In addition, on January 10, 1997, Urban filed an Emergency Request for Declaratory Ruling with the FCC requesting an order that the requirement in the Affiliation Agreement that Urban broadcast at full power violates the FCC's rules, or alternatively, requesting that the FCC revise the terms of the Affiliation Agreement to bring it into compliance with its Rules. Urban also requested that the FCC undertake an inquiry into USAi's actions of withholding payments to Urban to determine whether USAi is fit to remain an FCC licensee. On December 17, 1999, Urban filed a Supplement to Emergency Request for Declaratory Relief requesting that the FCC
(1) set a deadline for reformation of several agreements between the parties,
(2) rule that the station's power authorized level is lower than the level set by current authorizations and (3) agree not to pass on any applications for assignment or transfer of the station. Certain entities controlled by USAi filed an opposition to this Request on January 10, 2000 to which Urban replied on January 27, 2000. As of this date, no ruling has been issued by the FCC.

    On October 23, 1997, HSC filed suit against Urban in the Circuit Court for Arlington County, Virginia seeking a judicial declaration that it was entitled to withhold the payments in dispute because of Urban's breaches of the Affiliation Agreement. Urban has responded with counterclaims and began a related action in the Circuit Court against HSC, HSN, Inc. (now USAi) and Silver King Broadcasting of Virginia, Inc. (now USA Station Group of Virginia, Inc.). Urban has asserted contract and tort claims related to HSC's decision to withhold affiliation payments. A trial was held on April 5-7, 1999. At the conclusion of Urban's case, the court ruled that Urban's evidence be struck and that judgment be entered in favor of HSC, USAi and USA Station Group of Virginia, Inc. on all counts of Urban's First Amended Motion for Judgment. Further, the court ruled that the related chancery action, which had been consolidated with the law action for trial, be severed for further proceedings at some future date. A Final Order of Judgment concerning the above rulings was entered by the court on May 5, 1999. On May 3, 1999, HSC, USAi and USA Station Group of Virginia, Inc. filed a Motion for Summary Judgment directed to all remaining counts in the chancery action. Urban has appealed the judgment in the law action to the Virginia Supreme Court. In addition, on June 11, 1999, judgment was entered in favor of HSC, USAi and USA Station Group of Virginia on all Urban's counterclaims in the chancery suit, and the trial court granted HSC's request for a declaratory judgment that HSC had not breached the Affiliation Agreement. Urban failed to file a timely appeal of the judgment in the chancery suit. Based on Urban's failure to appeal the chancery suit, USAi has moved to dismiss Urban's appeal in the related law action. A hearing on the motion to dismiss was heard on February 16, 2000.

    On November 12, 1999, the Arlington County Circuit Court granted USA Station Group of Virginia a default judgment against Urban arising from Urban's defaults on the Loan Agreement for $10,552,060.64, plus interest, plus $8,131 in attorneys fees and costs. Urban has noted an appeal of the judgment.

MOVIEFONE LITIGATION

    In March 1995, MovieFone, Inc. and The Teleticketing Company, L.P. filed a complaint against Ticketmaster in the United States District Court for the Southern District of New York. Plaintiffs allege that they are in the business of providing movie information and teleticketing services, and that they are parties to a contract with Pacer Cats Corporation, a wholly owned subsidiary of Wembley plc, to provide teleticketing services to movie theaters. Plaintiffs also allege that, together with Pacer Cats, they had planned to begin selling tickets to live entertainment events, and that Ticketmaster, by its conduct, frustrated and prevented plaintiffs' ability to do so. Plaintiffs further allege that Ticketmaster has interfered with and caused Pacer Cats to breach its contract with plaintiffs. The complaint asserts that Ticketmaster's actions violate Section 7 of the Clayton Act and Sections 1 and 2 of the Sherman Act, and that Ticketmaster tortiously interfered with contractual and prospective business relationships and seeks monetary and injunctive relief based on such allegations. Ticketmaster filed a motion to dismiss. The court heard oral argument on September 26, 1995. In March 1997, prior to the rendering of any decision by the Court on Ticketmaster's motion to dismiss, Ticketmaster received an amended complaint in which the plaintiffs assert essentially the same claims as in the prior complaint but have added a RICO claim and tort claims. Ticketmaster filed a motion to dismiss the amended complaint in April 1997, which is pending. Some of the claims in this litigation are similar to claims that were the subject of an arbitration award in which MovieFone was a claimant and Pacer Cats a respondent. Among other things, the award included damages from Pacer Cats to MovieFone of approximately $22.75 million before interest and an injunction against some entities, which may include affiliates of Ticketmaster, restricting or prohibiting their activity with respect to aspects of the movie teleticketing business for a specified period of time. Neither USAi, Ticketmaster, nor any entity owned or controlled by Ticketmaster, were parties to the arbitration. In May 1998, MovieFone filed a petition in New York state court to hold an entity affiliated with Ticketmaster in contempt of the injunction provision of the arbitration award on the grounds that such entity is a successor or assignee of, or otherwise acted in concert with, Pacer Cats. In November 1998, the court ruled that the Ticketmaster affiliate is bound by the arbitrators' findings that it is the successor to Pacer Cats and, as such, liable for breaches committed by Pacer Cats and subject to the terms of the arbitration award's injunction. The court further found that the Ticketmaster affiliate had violated the injunction and awarded MovieFone approximately
$1.38 million for losses it incurred as a result of such violations. The Ticketmaster affiliate filed a notice of appeal of the court's decision, including to seek reversal of the ruling regarding successor liability and violations of the injunction. The appeal was denied by order entered
January 11, 2000. Further, on December 21, 1999, the court extended the injunction for six months.

ANTHONY MARTIN LITIGATION

    On July 22, 1999, a class action entitled ANTHONY MARTIN V. TICKETMASTER LLC; TICKETMASTER CORPORATION; TICKETMASTER GROUP, INC.; TIME CONSUMER
SERVICE, INC. AND JOHN DOES 1-10 was filed in the United States District Court for the Northern District of Illinois. The plaintiff alleges that Ticketmaster engages in unlawful business practices in connection with offering the "Entertainment Weekly" magazine to consumers. The complaint, which alleges that Ticketmaster's policies violate 39 U.S.C. 3009 (mailing of unordered merchandise) and Section 2 of the Illinois Consumer Fraud and Deceptive Business Practices Act, seeks restitution, damages, punitive damages and attorney's fees. Defendants filed an answer on September 16, 1999. Ticketmaster believes that these allegations have no merit.

ETM ENTERTAINMENT LITIGATION

    On January 27, 2000, ETM Entertainment Network, Inc. filed a federal court lawsuit entitled ETM ENTERTAINMENT NETWORK, INC. V. TICKETMASTER CORPORATION, TICKETMASTER-ON-LINE CITYSEARCH, INC., MTV NETWORKS, INC. AND Q PRIME, INC., Case No. SA 00-97 AHS (ANX). The case is pending in Los Angeles (Santa Ana division). Plaintiffs allege antitrust violations, intentional interference with ETM's exclusive ticketing contract with the Bi-Lo Center in Charleston, South Carolina and false advertising. Ticketmaster's response is due on March 17, 2000. Ticketmaster intends to vigorously defend this action.

TICKETMASTER CASH DISCOUNT LITIGATION

    On or about December 17, 1999, a purported class action lawsuit entitled ADRIANA GARZA, ET AL. V. SOUTHWEST TICKETING, INC., D/B/A TICKETRON, TICKETMASTER AND RAINBOW TICKETMASTER, TICKETMASTER TEXAS MANAGEMENT, TICKETMASTER LLC, TICKETMASTER GROUP, INC., TICKETMASTER ON-LINE
CITYSEARCH, INC. AND THE MAY DEPARTMENT STORES COMPANY, Case No. C-5714-99-B, was filed in state court in the District Court of Hidalgo County, Texas, 93(rd) Judicial District. The lawsuit challenges the cash discounts offered by Ticketmaster's outlets in Texas, and alleges that Ticketmaster and May Department Stores impose a surcharge on credit card users. Ticketmaster is indemnifying May Department Stores in connection with this matter pursuant to the terms of the Ticket Center Agreement between the parties. On January 14, 2000, defendants removed the case to a federal court, and filed an Answer on January 24, 2000 denying the allegations. Plaintiff filed a motion to remand to state court, to which defendants filed a response on February 18, 2000. Ticketmaster intends to vigorously defend this action.

    In addition, on or about January 18, 2000, a lawsuit entitled KAREN AND JOE NEWTON ON BEHALF OF THEMSELVES AND ALL THOSE SIMILARLY SITUATED V. TICKETMASTER LLC was filed in state court in the District Court of Bexar County, Texas. Plaintiffs allege that Ticketmaster imposes a surcharge on credit card transactions. On January 25, 2000, Ticketmaster removed the case to federal court. On February 4, 2000, Ticketmaster filed an answer denying the allegations and intends to vigorously defend this action.

MARKETINGWORKS LITIGATION

    On October 14, 1999, Marketingworks, Inc., a home video distribution company, filed a complaint against Universal Studios Home Video and Studios USA Television Distribution LLC ("Universal/USA") in Los Angeles Superior Court, alleging contract and tort claims in connection with a home video series consisting of out-takes from THE JERRY SPRINGER SHOW. Marketingworks contends that in January 1997, it disclosed confidential marketing plans to Universal Television, which were subsequently appropriated for use in the "out-take" home video series. In January 2000, Universal/USA removed the case to Federal Court as the claims may be preempted by copyright and Marketingworks has sought federal remedies under the Lanham Act. Universal/USA also filed a motion to dismiss those claims that are within the scope of copyright preemption. Marketingworks has filed a motion to have the matter remanded back to state court. Both motions are expected to be heard in March 2000. Although discovery is only commencing, based on information provided by outside counsel to Universal/USA to date, USAi believes it is unlikely that this claim could present any material liability to the Company.

FIRST JEWELLERY LITIGATION

    On November 10, 1999, First Jewellery Company of Canada, Inc. and its affiliate A&A Jewelers, Inc. filed a complaint against Internet Shopping Network and USAi in U.S. District Court for the Southern District of New York, claiming that Internet Shopping Network's use of the "First Jewelry" name and URL infringes on plaintiffs' claimed "First Jewellery" and "1(st) Jewellery" trademarks. Plaintiffs also filed a domain name challenge with Network Solutions, Inc. On December 14, 1999, a hearing was held on plaintiffs' preliminary injunction motion. On January 31, 2000 and February 17, 2000, the judge issued two orders granting the preliminary injunction motion, ordering Internet Shopping Network to cease using the name "First Jewelry" in connection with Internet Shopping Network's jewelry business commencing on April 17, 2000, unless used to announce a name change, and ordering Internet Shopping Network until such name change to prominently display next to the "First Jewelry" logo on the First Jewelry home page a statement disclaiming any affiliation with plaintiffs, but permitting Internet Shopping Network throughout the pendency of the litigation to use the WWW.FIRSTJEWELRY.COM URL provided the web page at such URL is only used to announce the new name and provide consumers a link to a new URL under which the web site operates with its new name.

POLYGRAM FILMED ENTERTAINMENT LITIGATION

    On January 19, 2000, USA Films and Polygram Filmed Entertainment were named as defendants in a lawsuit entitled RSVP, STAN LATHON AND RUSSELL SIMMONS V. USA FILMS, INC., POLYGRAM FILMED ENTERTAINMENT, INC. AND DOES 1 -50. (HJD), Case No. BC 223340. The case is pending in the Los Angeles Superior Court. Plaintiffs and Polygram Filmed Entertainment, USA Films' predecessor in interest, are parties to a written three-year "First Look Term Producing Agreement." Plaintiffs allege that the Agreement grants Plaintiffs the right to designate a motion picture project to Polygram Filmed Entertainment and, provided certain criteria are met, Polygram Filmed Entertainment then is obligated to fund production of the project in an amount not to exceed $7 million. Plaintiffs allege that Polygram Filmed Entertainment and USA Films have breached the terms of the Agreement by refusing to agree to fund production of a motion picture project entitled "Small World." Plaintiffs also seek a declaration that Polygram Filmed Entertainment and USA Films are obligated to fund production of this motion picture project and further seek specific performance of the Agreement. The complaint was served on or about January 21, 2000, and defendants filed their answer on February 17, 2000. No discovery has yet been taken. USA Films intends to vigorously defend the action.

OTHER

    USAi engaged in various other lawsuits either as plaintiffs or defendants. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material impact on USAi.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    USAi's common stock is quoted on The Nasdaq Stock Market ("NASDAQ") (Symbol:
USAI). There is no established public trading market for USAi's Class B common stock.

    On January 20, 2000, the Board of Directors declared a two-for-one stock split of USAi's common stock and Class B common stock, payable in the form of a dividend to stockholders of record as of the close of business on February 10, 2000. The 100% stock dividend was paid on February 24, 2000. On February 20, 1998, the Board of Directors declared a two-for-one stock split of USAi's common stock and Class B common stock, payable in the form of a dividend to stockholders of record as of the close of business on March 12, 1998. The 100% stock dividend was paid on March 26, 1998. All share numbers give effect to such stock splits.

    The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for USAi's common stock on NASDAQ:

                                                                HIGH       LOW
                                                              --------   --------
YEAR ENDED DECEMBER 31, 1999
First Quarter...............................................   $22.34     $15.56
Second Quarter..............................................    21.56      17.06
Third Quarter...............................................    24.31      18.38
Fourth Quarter..............................................    28.43      17.19
YEAR ENDED DECEMBER 31, 1998
First Quarter...............................................   $14.65     $11.50
Second Quarter..............................................    13.81      11.12
Third Quarter...............................................    15.69       9.62
Fourth Quarter..............................................    18.81       6.90

    The bid prices reported for these periods reflect inter-dealer prices, rounded to the nearest cent, and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

    There were approximately 30,000 stockholders of record as of January 31, 2000 and the closing price of USAi's common stock that day was $24.8125.

    USAi has paid no cash dividends on its common stock to date and does not anticipate paying cash dividends in the immediate future. Additionally, USAi's current loan facilities preclude the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected historical financial data of USAi for
(1) the year ended August 31, 1995, (2) the four month period ended
December 31, 1995 and (3) each of the years in the four year period ended December 31, 1999. This data was derived from USAi's audited consolidated financial statements and reflects the operations and financial position of USAi at the dates and for the periods indicated. The information in this table should be read with the financial statements and accompanying notes and other financial data pertaining to USAi included herein.

    EBITDA is defined as net income plus: (1) provision for income taxes,
(2) interest expense, (3) depreciation and amortization, including amortization of cable distribution fees, and (4) minority interest. EBITDA is presented because we believe it is a widely accepted indicator of our ability to service debt as well as a valuation methodology for companies in the media, entertainment and communications industries. EBITDA should not be considered in isolation or as a substitute for measures of financial performance or liquidity prepared in accordance with generally accepted accounting principles. EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

                                                            FOUR MONTHS
                                              YEAR ENDED       ENDED                    YEARS ENDED
                                              AUGUST 31,    DECEMBER 31,                DECEMBER 31,
                                                 1995           1995        1996(1)       1997(2)      1998(3) (4)    1999(5)
                                              -----------   ------------   ----------   ------------   -----------   ----------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues................................    $47,918       $15,980      $   75,172    $1,261,749    $ 2,634,136   $3,235,761
Operating profit (loss).....................      8,236          (680)          3,612        94,519        218,216      213,020
Net earnings (loss).........................        115        (2,882)         (6,539)       13,061         76,874      (27,631)
Basic earnings(loss) per common share(6):
Net earnings (loss).........................        .00          (.08)           (.15)          .06            .27         (.08)
Diluted earnings (loss) per common share(6):
Net earnings (loss).........................        .00          (.08)           (.15)          .06            .21         (.08)
BALANCE SHEET DATA (END OF PERIOD):
Working capital (deficit)...................    $ 6,042       $ 7,553      $  (24,444)   $   60,941    $   443,408   $  356,702
Total assets................................    142,917       136,670       2,116,232     2,670,796      8,316,190    9,253,152
Long-term obligations, net of current
  maturities................................     97,937        95,980         271,430       448,346        775,683      574,979
Minority interest...........................         --            --         356,136       372,223      3,633,597    4,492,066
Stockholders' equity........................      9,278         7,471       1,158,749     1,447,354      2,571,405    2,769,729
Other Data:
Net cash provided by (used in):
Operating activities........................    $17,442       $ 2,582      $   11,968    $   47,673    $   226,756   $  366,467
Investing activities........................     (1,696)          249          (2,622)      (82,293)    (1,193,589)    (443,409)
Financing activities........................     (5,576)       (5,901)         14,120       108,050      1,297,654       55,948
Effect of exchange rate changes.............         --            --              --            --         (1,501)        (123)
EBITDA......................................     22,910         4,021          19,098       191,543        464,363      572,817

------------------------------

(1) The consolidated statement of operations data include the operations of Savoy and Holdco since their acquisition by USAi on December 19, 1996 and December 20, 1996, respectively. Prior to USAi's acquisition of USA Networks, which consisted of USA Network and Sci-Fi Channel cable television networks, and the domestic television production and distribution business of Universal, the assets of Holdco consisted principally of our retail sales programs, Home Shopping Network and America's Store.

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

(4) Net earnings for the year ended December 31, 1998 include a pre-tax gain of $74.9 million related to USAi's sale of its Baltimore television station during the first quarter of 1998 and a pre-tax gain of $109.0 million related to the CitySearch transaction during the fourth quarter of 1998.

(5) The consolidated statement of operations data include the operations of Hotel Reservations Network and of October Films and certain distribution assets of Polygram Filmed Entertainment since their acquisition by USAi on May 10, 1999 and May 28, 1999, respectively. Net earnings for the year ended December 31, 1999 includes a pre-tax gain of $89.7 million related to the sale of securities.

(6) Earnings (loss) per common share data and shares outstanding retroactively reflect the impact of the two-for-one stock splits of USAi's common stock and Class B common stock paid on February 24, 2000 and March 26, 1998. All share numbers give effect to such stock splits.

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

    In July 1997, USAi acquired a controlling interest in Ticketmaster. On
June 24, 1998, USAi completed its acquisition of Ticketmaster in a tax-free merger, pursuant to which each outstanding share of Ticketmaster common stock not owned by USAi was exchanged for 2.252 shares of common stock. The acquisition of the controlling interest and the tax-free merger are referred to as the "Ticketmaster Transaction."

    USAi completed the Universal transaction on February 12, 1998. In the Universal transaction, USAi acquired USA Networks, a New York general partnership, which consisted of USA Network and Sci-Fi Channel cable television networks, and Universal Studios, Inc.'s domestic television production and distribution businesses from Universal, and changed its name to USA
Networks, Inc.

    In September 1998, USAi merged Ticketmaster Online, now known as Ticketmaster.com, into a subsidiary of CitySearch, Inc., a publisher of local city guides on the Web, to create Ticketmaster Online-CitySearch.

    In May 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of two entities which operate Hotel Reservations Network (the "Hotel Reservations Network Transaction"), a leading consolidator of hotel rooms for resale in the consumer market in the United States. Also in May 1999, the Company acquired October Films, Inc. and the domestic film distribution and development business of Universal which was previously operated by Polygram Filmed Entertainment ("USA Films") (the "October Films/PFE Transaction"). In connection with these transactions, the Company established the Hotel reservations and Filmed entertainment business segments. On March 1, 2000, Hotel Reservations Network completed an initial public offering. The Hotel Reservation Network's class A common stock is quoted on the Nasdaq Stock Market under the symbol "ROOM".

                  TRANSACTIONS AFFECTING THE COMPARABILITY OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    During the past three years, we have augmented our media and electronic commerce businesses by acquiring and developing several new businesses. As a result, the following changes should be considered when comparing our results of operations and financial position. These include the Hotel Reservations Network transaction, the October Films/ PFE transaction, the Universal transaction, the acquisition of a controlling interest in Ticketmaster in July 1997 and the subsequent tax-free merger in June 1998. The acquisitions caused a significant increase in net revenues, operating costs and expenses and operating profit. To enhance comparability, the discussion of consolidated results of operations is supplemented, where appropriate, with separate pro forma financial information that gives effect to the above transactions as if they had occurred at the beginning of the respective periods presented.

    The pro forma information is not necessarily indicative of the revenues and cost of revenues which would have actually been reported had the Hotel Reservations Network transaction, the October Films/ PFE transaction, the Universal transaction and the Ticketmaster transaction occurred at the beginning of the respective periods, nor is it necessarily indicative of future results.

    Reference should be made to the Consolidated Financial Statements and Summary Financial Data included herein.

CONSOLIDATED RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 VS. YEAR ENDED DECEMBER 31, 1998

    The Hotel Reservations Network transaction, the October Films/ PFE transaction and the Universal transaction resulted in significant increases in net revenues, operating costs and expenses, other income (expense), minority interest and income taxes. However, no significant discussion of these fluctuations is presented.

NET REVENUES

    For the year ended December 31, 1999, revenues increased by $602 million, or 22.8%, to $3.2 billion from $2.6 billion in 1998 primarily due to increases of $220 million, $124 million, $120 million and $74 million from the Networks and television production, Hotel Reservations, Electronic retailing and Ticketing operations businesses, respectively.

OPERATING COSTS AND EXPENSES

    For the year ended December 31, 1999, operating expenses increased by $607 million, or 25.1%, to $3.0 billion from $2.4 billion in 1998, primarily due to increases of $152 million, $119 million, $99 million and $91 million from the Internet services, Hotel reservations, Electronic retailing and Networks and television production businesses, respectively.

OTHER INCOME (EXPENSE)

    For the year ended December 31, 1999, net interest expense decreased by $57.1 million, compared to 1998 primarily due to lower borrowing levels as a result of the repayment of bank debt in the fourth quarter of 1998 and in 1999 from the proceeds of equity transactions involving Universal and Liberty Media Corporation, a subsidiary of AT&T Corporation ("Liberty"). In addition, the conversion of the Convertible Subordinated Debentures to equity as of March 1, 1998 and lower interest rates resulted in decreased interest expense.

    In the year ended December 31, 1999, the Company realized gains of $89.7 million related to the sale of securities and $10.4 million from the reversal of equity losses which were recorded in 1998 as a result of the Universal transaction.

    In 1998, USAi sold its Baltimore television station for a pre-tax gain of $74.9 million and completed the sale of the assets of SF Broadcasting for a pre-tax gain of $9.2 million. In the fourth quarter of 1998, USAi recognized pre-tax gains totaling $109.0 million related to the merger of Ticketmaster.com and CitySearch, Inc. and the subsequent initial public offering of shares of Ticketmaster Online-CitySearch, Inc. ("TMCS").

INCOME TAXES

    USAi's effective tax rate of 34.9% for the year ended December 31, 1999 was consistent with the statutory rate. The impact on taxable income of non-deductible goodwill, consolidated book losses not consolidated into taxable income and state income taxes were offset by the impact of minority interest.

MINORITY INTEREST

    For the year ended December 31, 1999, minority interest primarily represented Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Holdco and the public's ownership in TMCS.

                     PRO FORMA YEAR ENDED DECEMBER 31, 1999
                   VS. PRO FORMA YEAR ENDED DECEMBER 31, 1998

    The following unaudited pro forma operating results of USAi present combined results of operations as if the Universal transaction, Ticketmaster transaction, CitySearch transaction, the sale of the assets of SF Broadcasting, the Hotel Reservations Network transaction and the October Films/ PFE transaction all had occurred on January 1, 1999 and 1998, respectively.

    The unaudited combined condensed pro forma statements of operations of USAi are presented below for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had any of the transactions occurred as of January 1, 1999 and 1998, respectively, nor are they necessarily indicative of future results of operations.

        UNAUDITED COMBINED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
NET REVENUES:
Networks and television production..........................  $1,305,871   $1,243,049
Electronic retailing........................................   1,204,524    1,084,139
Ticketing operations........................................     460,058      386,555
Hotel reservations..........................................     161,814       66,470
Internet services...........................................      60,949       37,962
Filmed entertainment........................................      82,053       44,764
Broadcasting and other......................................      15,480       16,723
                                                              ----------   ----------
  Total net revenues........................................   3,290,749    2,879,662
Operating costs and expenses:
Cost related to revenues....................................   1,908,718    1,694,651
Other costs and expenses....................................     804,525      693,127
Amortization of cable distribution fees.....................      26,680       22,089
Depreciation and amortization...............................     342,875      299,155
                                                              ----------   ----------
  Total operating costs and expenses........................   3,082,798    2,709,022
                                                              ----------   ----------
  Operating profit..........................................  $  207,951   $  170,640
                                                              ==========   ==========
  EBITDA....................................................  $  577,506   $  491,884
                                                              ==========   ==========

    Net revenues for the year ended December 31, 1999 increased by $411 million, or 14.3%, to $3.3 billion from $2.9 billion in 1998. Cost related to revenues and other costs and expenses for the year ended December 31, 1999 increased by $326 million, or 13.6%, to $2.7 billion from $2.4 billion in 1998. EBITDA for the year ended December 31, 1999 increased by $85.6 million, or 17.4%, to $577.5 million from $491.9 million in 1998.

    The following discussion provides an analysis of the pro forma revenues and costs related to revenues and other costs and expenses by significant business segment.

NETWORKS AND TELEVISION PRODUCTION

    Net revenues for the year ended December 31, 1999 increased by $62.8 million, or 5.1%, to $1.3 billion from $1.2 billion in 1998. The increase primarily resulted from an increase in advertising revenues due to higher ratings at USA Network and a significant increase in advertising revenues and affiliate revenues at Sci-Fi Channel due to an increase in subscribers and higher ratings. The networks increase was partially offset by lower revenues at Studios USA due to fewer deliveries of network product, fewer pilots produced and significantly increased usage of internally produced series for which revenue recognition is deferred until aired on USA Network and Sci-Fi Channel.

    Cost related to revenues and other costs and expenses for the year ended December 31, 1999 decreased by $39.4 million, or 4.3%, to $873.3 million from $912.7 million in 1998. This decrease resulted primarily from lower overhead and marketing costs, lower television production and increased usage of internally developed product.

    EBITDA for the year ended December 31, 1999 increased by $102.2 million, or 30.9%, to $432.5 million from $330.3 million in 1998.

ELECTRONIC RETAILING

    Net revenues for the year ended December 31, 1999 increased by $120.4 million, or 11.1%, to $1.2 billion from $1.1 billion in 1998. The increase primarily resulted from Home Shopping Network's core business, which generated increased sales of $115.0 million, including sales increases of $93.9 million from Home Shopping Network and America's Store and $25.3 million from continuity services. Furthermore, sales on Home Shopping en Espanol increased by $5.4 million. Total units shipped increased by 10.8% to
32.0 million units compared to 28.9 million units in 1998. The increase in net revenues also reflected a decrease in the return rate to 20.3% from 21.0% in 1998.

    Cost related to revenues and other costs and expenses for the year ended December 31, 1999 increased by $90.6 million, or 10.0%, to $998.5 million from $907.9 million in 1998. The increase resulted primarily from higher sales volume and higher merchandising personnel costs. Also contributing to the increase in costs were amounts associated with developing the company's Short Shopping concept.

    EBITDA for the year ended December 31, 1999 increased by $29.8 million, or 16.9%, to $206.0 million from $176.2 million in 1998.

TICKETING OPERATIONS

    Net revenues for the year ended December 31, 1999 increased by $73.5 million, or 19%, to $460.1 million from $386.6 million in 1998. The increase resulted from an increase of 9.2% in the number of tickets sold, including an increase in the number of tickets sold online of 7.1 million, and an increase in revenue per ticket to $5.24 from $4.53 in 1998.

    Cost related to revenues and other costs and expenses for the year ended December 31, 1999 increased by $39.7 million, or 12.2%, to $364.9 million from $325.2 million in 1998. The increase resulted primarily from higher ticketing operations costs as a result of higher ticketing volume, partially offset by a reduction in overhead costs and start-up costs incurred in 1998 to launch ticketing operations in Northern California, South America and France.

    EBITDA for the year ended December 31, 1999 increased by $33.7 million, or 55.0%, to $95.1 million from $61.4 million in 1998.

INTERNET SERVICES

    Net revenues for the year ended December 31, 1999 increased by $23.0 million, or 60.6%, to $61.0 million in 1999 compared to $38.0 million in 1998. The increase resulted from an increase in online city guide revenue of $19.4 million, or 115.2%, due to expansion into new cities and expansion into the online personals business. The Company also launched a new electronic commerce site, FIRSTJEWELRY.COM, at the end of the third quarter of 1999.

    Cost related to revenues and other costs and expenses for the year ended December 31, 1999 increased by $78.2 million, or 94.4%, to $161.0 million from $82.8 million in 1998. The increase resulted primarily from increased costs to maintain and enhance the Internet Services; the costs incurred to develop and launch FIRSTJEWELRY.COM; increased costs of shipping product as FIRSTAUCTION.COM expanded its product mix; and the expansion of local city guides into new markets.

    EBITDA loss for the year ended December 31, 1999 increased by $55.2 million, or 123.0%, to $100.1 million from $44.9 million in 1998.

HOTEL RESERVATIONS

    Net revenues for the year ended December 31, 1999 increased by $95.3 million, or 143.4%, to $161.8 million from $66.5 million in 1998. The increase resulted from expansion of affiliate marketing programs, an increase in the number of hotels for existing cities and expansion into new cities. Internet generated sales for the year ended December 31, 1999 increased by $103.0 million, or 357.2%, to $131.8 million compared to $28.8 million for the year ended December 31, 1998. As a percentage of revenues, Internet generated sales increased to 81% in 1999 from 44% in 1998.

    Cost related to revenues and other costs and expenses for the year ended December 31, 1999 increased by $81.9 million, or 147.3%, to $137.5 million from $55.6 million in 1998. The increase in costs is primarily due to increased sales, including an increased percentage of revenue attributable to affiliate and travel agent sales (for which commissions are paid), increased credit card charge backs, and increased staffing levels and systems to support increased operations, partially offset by lower telephone and telephone operator costs due to the increase in Internet-related bookings.

    EBITDA for the year ended December 31, 1999 increased by $13.5 million, or 123.9%, to $24.3 million from $10.9 million in 1998.

FILMED ENTERTAINMENT

    Net revenues for the year ended December 31, 1999 increased by $37.3 million, or 83.3%, to $82.1 million from $44.8 million in 1998. The increase resulted primarily from increased theatrical revenues of $19.2 million, home entertainment video of $14.7 million and distribution fees of $4.7 million from the distribution of product for Universal. Revenues also include revenue generated from the distribution of films from the Savoy library.

    Cost related to revenues and other costs and expenses for the year ended December 31, 1999 increased by $35.9 million or 85.3%, to $78.0 million from $42.1 million in 1998 due to the amortization of costs of increased theatrical releases and costs related to the home entertainment.

    EBITDA for the year ended December 31, 1999 increased by $1.3 million, or 51.0%, to $4.0 million from $2.7 million in 1998.

BROADCASTING

    Net revenues increased by $7.0 million, or 452.9%, to $8.6 million from $1.6 million in 1998 due to increased advertising revenue at the television station in the Miami/Ft. Lauderdale market and the launch of stations in the Dallas and Atlanta markets in November 1999. Cost related to revenue increased by $30.8 million, due to increased program costs and operating expenses. An increased loss is expected in the broadcasting segment in 2000 as costs are incurred to launch more local television stations.

OTHER

    Other revenue relates to a business that was sold in 1999, which resulted in decreased revenue of $7.6 million in 1999.

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

OTHER INCOME (EXPENSE)

    For the year ended December 31, 1998, net interest expense increased by $79 million, compared to 1997 primarily due to interest incurred to finance the Universal transaction, interest on the $500.0 million 6 3/4% Notes (the "Notes") and non-cash interest expense on long-term program liabilities at the Networks and Television Production business.

    On January 20, 1998, USAi sold its Baltimore television station for a pre-tax gain of $74.9 million. On July 16, 1998, USAi completed the sale of the assets of SF Broadcasting for a pre-tax gain of $9.2 million. In the fourth quarter of 1998, USAi recognized pre-tax gains totaling $109.0 million related to the merger of Ticketmaster.com and CitySearch, Inc. and the subsequent initial public offering of shares of Ticketmaster Online-CitySearch, Inc.

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

MINORITY INTEREST

    For the year ended December 31, 1998, minority interest represented Universal's and Liberty's ownership interest in USANi LLC for the period February 12 through December 31, 1998, Liberty's ownership interest in Holdco, Fox Broadcasting Company's 50% ownership interest in SF Broadcasting for the period January 1 through July 16, 1998, the public's ownership interest in Ticketmaster for the period January 1 through June 24, 1998 and CitySearch's and the public's ownership in Ticketmaster Online-CitySearch, Inc. for the period September 28, through December 31, 1998.

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $366.5 million for the year ended December 31, 1999 compared to $226.8 million for the year ended
December 31, 1998. These cash proceeds and available cash and borrowings were used to pay for acquisitions of $195.5 million, to make capital expenditures of $138.9 million, and to make mandatory tax distribution payments to the LLC partners of $28.8 million.

Furthermore, USAi transferred $200.0 million to Universal under an interest-bearing note related to the October Films/PFE Transaction, of which $163.8 million is outstanding at December 31, 1999. The Company generated cash proceeds of $107.2 million from the sale of securities in a publicly traded entity during the year ended December 31, 1999.

    On February 12, 1998, USAi and USANi LLC, as borrower, entered into a credit agreement which provides for a $1.6 billion credit facility. The credit facility was used to finance the Universal Transaction and to refinance USAi's then-existing $275.0 million revolving credit facility. The credit facility consists of (1) a $600.0 million revolving credit facility with a $40.0 million sub-limit for letters of credit, (2) a $750.0 million Tranche A Term Loan and,
(3) a $250.0 million Tranche B Term Loan. The Tranche A Term Loan and the Tranche B Term Loan have been permanently repaid as of December 31, 1999, as described below. The revolving credit facility expires on December 31, 2002.

    In 1999, the Company permanently repaid the Tranche A Term Loan in the amount of $250.0 million from cash on hand, including payments of $237.5 million in September 1999. On November 23, 1998, USAi completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). Proceeds received from the sale of the Notes together with available cash were used to repay and permanently reduce $500.0 million of the Tranche A Term Loan. On August 5, 1998, USANi LLC permanently repaid the Tranche B Term Loan in the amount of $250.0 million from cash on hand.

    The existing credit facility is guaranteed by substantially all of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin, and $598.7 million was available for borrowing as of December 31, 1999 after taking into account outstanding letters of credit. On October 9, 1998, the parties to the credit agreement entered into an amendment, which, among other things, (1) provided for the release of all security interests in favor of the lenders, (2) increased the level of permitted stock repurchases from $100 million to $300 million, and (3) lowered the maximum ratio of Total Debt to EBITDA, each as defined in the credit agreement, permitted under the credit agreement from 5.0x to 4.0x.

    Under the investment agreement relating to the Universal Transaction, USAi has granted to Universal and Liberty preemptive rights with respect to future issuances of USAi's common stock and Class B common stock. These preemptive rights generally allow Universal and Liberty the right to maintain an ownership percentage in USAi equal to the ownership percentage that entity held, on a fully converted basis, immediately prior to the issuance. In July 1999, Universal and Liberty exercised their preemptive rights, resulting in total cash proceeds to the Company of $362.6 million. Universal purchased 14.8 million of USANi LLC shares and Liberty purchased 7.2 million shares of USAi common stock.

    As part of the Universal transaction, USAi entered into a joint venture agreement relating to the development of international general entertainment television channels, including international versions of USA Network, The Sci-Fi Channel and Universal's action/adventure channel, 13TH STREET. USAi has elected to not participate in the venture. Accordingly, during the year ended
December 31, 1999, USANi LLC reversed amounts previously recorded for its share of losses of the joint venture.

    USAi implemented its plan to disaffiliate its television station in the Miami/Ft. Lauderdale market in June 1998. USAi has incurred and will continue to incur expenditures to develop programming for this station, which during the development and transitional stage, may not be offset by sufficient advertising revenues. USAi transitioned the stations serving the Dallas and Atlanta markets in October 1999. USAi believes that the process of disaffiliation can be successfully managed so as not to have a material adverse effect but rather to maximize the value of the broadcasting stations. In connection with the launch of the local television stations, the Company built a production center in California to serve the stations. The total capital cost will be approximately $25.0 million.

    On March 1, 1999, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $28.8 million. On February 29, 2000, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $68.0 million.

    On May 10, 1999, the Company completed its acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of two entities which operate Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States. The purchase price was $149.2 million, net of a working capital adjustment of $0.8 million, plus contingent payments based on operating performance during the year ended December 31, 1999 and for the twelve month periods ended March 31, 2000, 2001 and 2002. The purchase price was paid in the form of a cash payment of $145.0 million on May 11, 1999 and a promissory note of $5.0 million which was paid on January 31, 2000 and which bore interest at 4.75% per annum. Through December 31, 1999, the Company paid $37.5 million pursuant to these contingent payment arrangements and the remaining $12.5 million was paid in February 2000. See below for information regarding the contingent payments for the twelve month periods March 31, 2000, 2001 and 2002.

    On May 28, 1999, the Company completed its acquisition of October
Films, Inc. The Company issued 600,000 shares of USAi common stock to Universal and paid cash consideration of $12.0 million to October Films shareholders (other than Universal) for total consideration of $23.6 million. To fund the cash consideration portion of the transaction, Universal purchased from USAi 600,000 additional shares of USAi common stock at $20.00 per share. As part of the transaction, the Company assumed the outstanding balance under October Films' credit agreement, which totaled $83.2 million as of the acquisition date. This balance was repaid from cash on hand on August 20, 1999.

    Also on May 28, 1999, USAi acquired from Universal the domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses. The acquisition included PFE's domestic production assets such as Interscope Communications and Propaganda Films, as well as the following distribution assets: PolyGram Video, Polygram Filmed Entertainment Canada, Gramercy Pictures, and PolyGram Films. The acquisition of the above assets is referred to as the "PFE Transaction". In connection with the transaction, USAi agreed to assume certain liabilities related to the PFE businesses acquired. In addition, USAi advanced
$200.0 million to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement, under which USAi will distribute, in the United States and Canada, certain Polygram Filmed Entertainment, Inc. theatrical films that were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through December 31, 1999, approximately $42.9 million has been offset against the advance.

    In July 1999, USAi announced that its Board of Directors authorized the extension of the Company's stock repurchase program providing for the repurchase of up to 10 million shares of USAi's common stock over the next 12 months, on the open market or in negotiated transactions. The amount and timing of purchases, if any, will depend on market conditions and other factors, including USAi's overall capital structure. Funds for these purchases will come from cash on hand or borrowings under the Company's credit facility. During the year ended December 31, 1999, the Company purchased 360,000 shares of its common stock for aggregate consideration of $6.6 million. In September 1999, the Company purchased 113,892 shares of its common stock for aggregate consideration of $2.3 million from the Company's ESOP, representing shares forfeited by former participants at the time the ESOP was merged with another USAi plan.

    On March 1, 2000, HRN completed an initial public offering for 6.2 million shares of its class A common stock, generating net proceeds of approximately
$91 million. Pursuant to an agreement between USAi and HRN, USAi is required to make a contingent cash payment to the sellers of the two entities which operated HRN for the twelve month period ending March 31, 2000, which payment is expected to be paid by June 2000. The payment will approximate $40.0 million. This payment will result in additional goodwill that will be amortized over the remaining ten-year life assigned to the goodwill. In addition, certain other transactions related to the offering, including the buy-out of the contingent payments for the twelve month periods ending March 31, 2001 and 2002 in exchange for HRN common shares valued at the time of the initial public offering at $81.6 million, resulted in additional goodwill of $160.0 million that will be amortized over the remaining ten-year life assigned to the goodwill.

    On January 12, 2000, the Company announced that it reached a definitive agreement to acquire Precision Response Corp. ("PRC") in a stock-for-stock transaction, whereby each share of PRC will be exchanged for 1.08 USAi shares (approximately 23.6 million shares). The transaction is expected to close in April 2000.

    On January 25, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, announced an agreement to form a new company by merging USA's Internet Shopping Network ("ISN") and Styleclick.com. Under the terms of the agreement, USAi will also invest $40 million in cash, contribute $10 million in dedicated media, and will receive warrants to purchase additional shares of the new company. In the interim, USAi has agreed to extend a $10 million bridge loan to Styleclick.com. The transaction is expected to close in the second quarter of 2000.

    USAi anticipates that it will need to invest working capital towards the development and expansion of its overall operations. Due primarily to the expansion of its Internet businesses and the roll-out of new television stations, future capital expenditures may be higher than current amounts.

    In management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet USAi's foreseeable needs.

    During the year ended December 31, 1999, USAi did not pay any cash dividends, and none are permitted under USAi's existing credit facility. USAi's subsidiaries have no material restrictions on their ability to transfer amounts to fund USAi's operations.

OTHER MATTERS

    The widespread use of computer programs that rely on two-digit dates to perform computation and decision-making functions may cause computer systems, including systems and software used by our company and our websites, to malfunction in the Year 2000, and may lead to significant business delays and disruptions in our business and operations in the United States and internationally. We have completed our plan to minimize the impact of this Year 2000 problem on our operations. The dollar cost of our Year 2000 compliance was approximately $10 million, substantially all of which has been spent through December 31, 1999. To date, we have not experienced any significant Year 2000 problems and, therefore, the risk that any Year 2000 problems will occur in the future has diminished significantly.

    In addition to our internal systems, several systems provided by third parties are required for the operation of our services, any of which may contain software code that still might prove not to be Year 2000 compliant. These systems include server software used to operate our network servers, software controlling routers, switchers and other components of our data network, disk management software used to control out data disk arrays, firewall, security, monitoring and back-up software, as well as desktop PC applications software. In most cases, we employ widely available software applications and other products from leading third-party vendors, and expect that these vendors will provide any required upgrades or modifications in a timely fashion. However, any failure of third-party suppliers to provide Year 2000 compliant versions of the products used by us could result in a temporary disruption of our services or otherwise disrupt our operations. Although to date we have not experienced any material disruptions in our operations, an undiscovered failure to achieve Year 2000 compliance by third-party systems could result in complete failure or inaccessibility of our services and could adversely affect our business, financial condition and results of operations.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term investment portfolio and issuance of debt. The Company does not use derivative financial instruments in its investment portfolio. The Company has a prescribed methodology whereby it invests its excess cash in debt instruments of government agencies and high quality corporate issuers. To further mitigate risk, the vast majority of the securities have a maturity date within 60 days. The portfolio is reviewed on a periodic basis and adjusted in the event that the credit rating of a security held in the portfolio has deteriorated.

    At December 31, 1999, the Company's outstanding debt approximated
$585 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

FOREIGN CURRENCY EXCHANGE RISK

    The Company conducts business in certain foreign markets. However, the level of operations in foreign markets is insignificant to the consolidated results.

EQUITY PRICE RISK

    The Company has a minimal investment in equity securities of a publicly-traded Company. This investment, as of December 31, 1999, was considered available-for-sale, with the unrealized gain deferred as a component of stockholders' equity. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
USA NETWORKS, INC.

    We have audited the accompanying consolidated balance sheets of USA Networks, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Networks, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

New York, New York
February 3, 2000

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      USA NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              1999          1998          1997
                                                           -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES
  Networks and television production.....................  $1,305,871    $1,085,685    $       --
  Electronic retailing...................................   1,204,524     1,084,139     1,008,162
  Ticketing operations...................................     460,058       386,555       156,378
  Hotel reservations.....................................     124,113            --            --
  Internet services......................................      60,949        26,645        12,857
  Filmed entertainment...................................      64,766         7,259        14,173
  Broadcasting...........................................       8,598         1,555            --
  Other..................................................       6,882        42,298        70,179
                                                           ----------    ----------    ----------
    Total net revenues...................................   3,235,761     2,634,136     1,261,749
                                                           ----------    ----------    ----------
Operating costs and expenses:
  Cost of sales and services.............................   1,236,530       924,619       645,299
  Program costs..........................................     630,956       597,681            --
  Selling and marketing..................................     400,054       359,017       217,358
  General and administrative.............................     311,003       203,059       129,700
  Other operating costs..................................      84,401        85,397        77,849
  Amortization of cable distribution fees................      26,680        22,089        19,261
  Depreciation and amortization..........................     333,117       224,058        77,763
                                                           ----------    ----------    ----------
    Total operating costs and expenses...................   3,022,741     2,415,920     1,167,230
                                                           ----------    ----------    ----------
  Operating profit.......................................     213,020       218,216        94,519
Other income (expense):
  Interest income........................................      31,778        16,188         5,313
  Interest expense.......................................     (79,726)     (121,266)      (31,579)
  Gain on sale of securities.............................      89,721            --            --
  Gain on disposition of broadcast stations..............          --        84,187            --
  Gain on sale of subsidiary stock.......................          --       108,967            --
  Miscellaneous..........................................       5,779       (22,478)      (11,752)
                                                           ----------    ----------    ----------
                                                               47,552        65,598       (38,018)
                                                           ----------    ----------    ----------
Earnings before income taxes and minority interest.......     260,572       283,814        56,501
Income tax expense.......................................     (90,906)     (127,645)      (41,051)
Minority interest........................................    (197,297)      (79,295)       (2,389)
                                                           ----------    ----------    ----------
NET EARNINGS (LOSS)......................................  $  (27,631)   $   76,874    $   13,061
                                                           ==========    ==========    ==========
Basic earnings (loss) per common share...................  $     (.08)   $      .27    $      .06
                                                           ==========    ==========    ==========
Diluted earnings (loss) per common share.................  $     (.08)   $      .21    $      .06
                                                           ==========    ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                         DATA)
                                         ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $  424,239     $  445,356
Accounts and notes receivable, net of allowance of $41,993
  and $20,610, respectively.................................      454,341        372,111
Inventories, net............................................      470,844        421,570
Investment held for sale....................................       11,512         27,737
Other current assets, net...................................       27,519         28,501
                                                               ----------     ----------
  Total current assets......................................    1,388,455      1,295,275
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................      324,412        233,991
Buildings and leasehold improvements........................      110,403        100,339
Furniture and other equipment...............................       85,487         55,653
Land........................................................       16,094         16,044
Projects in progress........................................       41,438         18,130
                                                               ----------     ----------
                                                                  577,834        424,157
  Less accumulated depreciation and amortization............     (221,203)      (168,727)
                                                               ----------     ----------
                                                                  356,631        255,430
OTHER ASSETS
Intangible assets, net......................................    6,831,487      6,342,646
Cable distribution fees, net ($35,181 and $39,650,
  respectively, to related parties).........................      130,988        100,416
Long-term investments.......................................      121,383         35,628
Notes and accounts receivable, net of current portion
  ($2,562 and $3,356, respectively, from related parties)...       26,248         48,532
Advance to Universal........................................      163,814             --
Inventories, net............................................      166,477        151,828
Deferred income taxes.......................................           --         29,370
Deferred charges and other, net.............................       67,669         57,065
                                                               ----------     ----------
                                                               $9,253,152     $8,316,190
                                                               ==========     ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                         DATA)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................   $   10,801     $   36,538
Accounts payable, trade.....................................      188,343        186,690
Accounts payable, client accounts...........................       98,586         70,817
Obligations for program rights and film costs...............      272,945        184,583
Amount due under acquisition agreement......................       17,500             --
Cable distribution fees payable ($18,733 and $18,633,
  respectively, to related parties).........................       43,993         44,588
Deferred revenue............................................       83,811         45,619
Deferred income taxes.......................................        4,050          6,357
Other accrued liabilities...................................      311,724        276,675
                                                               ----------     ----------
Total current liabilities...................................    1,031,753        851,867
LONG-TERM OBLIGATIONS (net of current maturities)...........      574,979        775,683
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................      262,810        409,956
OTHER LONG-TERM LIABILITIES.................................      116,695         73,682
DEFERRED INCOME TAXES.......................................        5,120             --
MINORITY INTEREST...........................................    4,492,066      3,633,597
COMMITMENTS AND CONTINGENCIES...............................           --             --
STOCKHOLDERS' EQUITY
Preferred stock--$.01 par value; authorized 15,000,000
  shares; no shares issued and outstanding..................           --             --
Common stock--$.01 par value; authorized 800,000,000 shares;
  issued and outstanding, 274,013,418 and 254,544,064
  shares, respectively......................................        2,740          2,545
Class B--convertible common stock--$.01 par value;
  authorized, 200,000,000 shares; issued and outstanding,
  63,033,452 shares.........................................          630            630
Additional paid-in capital..................................    2,830,506      2,592,456
Accumulated deficit.........................................      (54,358)       (26,727)
Accumulated other comprehensive income......................        4,773          8,852
Treasury stock..............................................       (9,564)            --
Unearned compensation.......................................           --         (1,353)
Note receivable from key executive for common stock
  issuance..................................................       (4,998)        (4,998)
                                                               ----------     ----------
Total stockholders' equity..................................    2,769,729      2,571,405
                                                               ----------     ----------
                                                               $9,253,152     $8,316,190
                                                               ==========     ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       CLASS B                               ACCUM.
                                                                     CONVERTIBLE     ADDIT.                  OTHER
                                                           COMMON      COMMON       PAID-IN      ACCUM.      COMP.     TREASURY
                                               TOTAL       STOCK        STOCK       CAPITAL      DEFICIT     INCOME     STOCK
                                             ----------   --------   -----------   ----------   ---------   --------   --------
                                                                               (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1996...............  $1,158,749    $1,440       $408       $1,283,891   $(116,662)  $    --    $    --
Issuance of common stock upon exercise of
  stock options............................       7,227        19         --            7,208          --        --         --
Income tax benefit related to stock options
  exercised................................       3,372        --         --            3,372          --        --         --
Issuance of Common Stock and Class B Common
  Stock in connection with Ticketmaster
  Acquisition..............................     262,817       290         80          262,447          --        --         --
Amortization of unearned compensation
  related to stock options and equity
  participation plan.......................       2,128        --         --               --          --        --         --
Net earnings for year ended December 31,
  1997.....................................      13,061        --         --               --      13,061        --         --
                                             ----------    ------       ----       ----------   ---------   -------    -------
BALANCE AT DECEMBER 31, 1997...............   1,447,354     1,749        488        1,556,918    (103,601)       --         --
Comprehensive income:
  Net earnings for the year ended
    December 31, 1998......................      76,874        --         --               --      76,874        --         --
  Increase in unrealized gains in available
    for sale securities....................      10,353        --         --               --          --    10,353         --
  Foreign currency translation.............      (1,501)       --         --               --                (1,501)        --
                                             ----------
    Comprehensive income...................      85,726
                                             ----------
Issuance of common stock upon exercise of
  stock options............................      26,070        47         --           26,023          --        --         --
Income tax benefit related to stock options
  exercised................................       6,959        --         --            6,959          --        --         --
Issuance of Common Stock and Class B Common
  Stock in connection with Universal
  Transaction..............................     302,154       142        152          301,860          --        --         --
Issuance of stock in connection with
  Ticketmaster tax-free merger.............     467,035       319         --          466,716          --        --         --
Issuance of stock in connection with
  conversion of debentures.................     199,147       244         --          198,903          --        --         --
Conversion of Class B Convertible Common
  Stock to Common Stock....................          --        17        (17)              --          --        --         --
Acquisition of interest in LLC shares in
  exchange for Common Stock and Class B
  Common Stock.............................      35,111        27          7           35,077          --                   --
Amortization of unearned compensation
  related to stock options and equity
  participation plans......................       1,849        --         --               --          --        --         --
                                             ----------    ------       ----       ----------   ---------   -------    -------
BALANCE AT DECEMBER 31, 1998...............   2,571,405     2,545        630        2,592,456     (26,727)    8,852         --
Comprehensive income:
  Net loss for the year ended December 31,
    1999...................................     (27,631)       --         --               --     (27,631)       --         --
  Decrease in unrealized gains in available
    for sale securities....................      (3,956)       --         --               --          --    (3,956)        --
  Foreign currency translation.............        (123)       --         --               --          --      (123)        --
                                             ----------
    Comprehensive loss.....................     (31,710)
                                             ----------
Issuance of common stock upon exercise of
  stock options............................      47,967       111         --           47,856          --        --         --
Income tax benefit related to stock options
  exercised................................      42,362        --         --           42,362          --        --         --
Issuance of stock in connection with
  October Films/PFE Transaction............      23,558        12         --           23,546          --        --         --
Issuance of stock in connection with other
  acquisitions.............................       4,498         3         --            4,495          --        --         --
Issuance of stock in connection with
  Liberty preemptive rights................     120,306        73         --          120,233          --        --         --
Purchase of Treasury Stock in connection
  with stock repurchase program............      (8,933)       (4)        --               --          --        --     (8,929)
Cancellation of employee equity program....        (355)       --         --             (442)         --        --       (635)
Amortization of unearned compensation
  related to stock options and equity
  participation plans......................         631        --         --               --          --        --         --
                                             ----------    ------       ----       ----------   ---------   -------    -------
BALANCE AT DECEMBER 31, 1999...............  $2,769,729    $2,740       $630       $2,830,506   $ (54,358)  $ 4,773    $(9,564)
                                             ==========    ======       ====       ==========   =========   =======    =======

                                                                NOTE
                                                             RECEIVABLE
                                                              FROM KEY
                                                             EXECUTIVE
                                                                FOR
                                                               COMMON
                                                UNEARN.        STOCK
                                             COMPENSATION     ISSUANCE
                                             -------------   ----------
                                                   (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1996...............     $(5,330)      $(4,998)
Issuance of common stock upon exercise of
  stock options............................                        --
Income tax benefit related to stock options
  exercised................................          --            --
Issuance of Common Stock and Class B Common
  Stock in connection with Ticketmaster
  Acquisition..............................          --            --
Amortization of unearned compensation
  related to stock options and equity
  participation plan.......................       2,128            --
Net earnings for year ended December 31,
  1997.....................................          --            --
                                                -------       -------
BALANCE AT DECEMBER 31, 1997...............      (3,202)       (4,998)
Comprehensive income:
  Net earnings for the year ended
    December 31, 1998......................          --            --
  Increase in unrealized gains in available
    for sale securities....................          --            --
  Foreign currency translation.............          --            --

    Comprehensive income...................

Issuance of common stock upon exercise of
  stock options............................          --            --
Income tax benefit related to stock options
  exercised................................          --            --
Issuance of Common Stock and Class B Common
  Stock in connection with Universal
  Transaction..............................          --            --
Issuance of stock in connection with
  Ticketmaster tax-free merger.............          --            --
Issuance of stock in connection with
  conversion of debentures.................          --            --
Conversion of Class B Convertible Common
  Stock to Common Stock....................          --            --
Acquisition of interest in LLC shares in
  exchange for Common Stock and Class B
  Common Stock.............................          --            --
Amortization of unearned compensation
  related to stock options and equity
  participation plans......................       1,849            --
                                                -------       -------
BALANCE AT DECEMBER 31, 1998...............      (1,353)       (4,998)
Comprehensive income:
  Net loss for the year ended December 31,
    1999...................................          --            --
  Decrease in unrealized gains in available
    for sale securities....................          --            --
  Foreign currency translation.............          --            --

    Comprehensive loss.....................

Issuance of common stock upon exercise of
  stock options............................          --            --
Income tax benefit related to stock options
  exercised................................          --            --
Issuance of stock in connection with
  October Films/PFE Transaction............          --            --
Issuance of stock in connection with other
  acquisitions.............................          --            --
Issuance of stock in connection with
  Liberty preemptive rights................          --            --
Purchase of Treasury Stock in connection
  with stock repurchase program............          --            --
Cancellation of employee equity program....         722            --
Amortization of unearned compensation
  related to stock options and equity
  participation plans......................         631            --
                                                -------       -------
BALANCE AT DECEMBER 31, 1999...............     $    --       $(4,998)
                                                =======       =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1999         1998         1997
                                                              ---------   -----------   ---------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................  $ (27,631)  $    76,874   $  13,061
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    333,117       224,058      77,763
    Amortization of cable distribution fees.................     26,680        22,089      19,261
    Amortization of program rights and film costs...........    577,248       513,844          --
    Amortization of deferred financing costs................      5,035         7,303       2,256
    Deferred income taxes...................................     12,145        94,466      22,474
    Equity in (earnings) losses of unconsolidated
      affiliates............................................     (1,356)       18,220      12,007
    Gain on disposition of broadcast stations...............         --       (84,187)         --
    Gain on sale of subsidiary stock........................         --      (108,967)         --
    Gain on sale of securities..............................    (89,721)           --          --
    Non-cash stock compensation.............................      6,645         8,808       2,128
    Minority interest.......................................    197,297        79,295       2,389
    Changes in current assets and liabilities:
      Accounts receivable...................................    (45,211)     (144,472)     (7,107)
      Inventories...........................................    (24,311)     (150,905)    (37,443)
      Accounts payable......................................     13,792        91,172      (7,371)
      Accrued liabilities and deferred revenue..............     53,835         5,703     (35,859)
    Payment for program rights and film costs...............   (616,638)     (427,106)         --
    Increase in cable distribution fees.....................    (42,887)      (11,338)    (16,959)
    Other, net..............................................    (11,572)       11,899       1,073
                                                              ---------   -----------   ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............    366,467       226,756      47,673
                                                              ---------   -----------   ---------
Cash flows from investing activities:
  Acquisition of Universal Transaction, net of cash
    acquired................................................         --    (1,297,233)         --
  Acquisitions, net of cash acquired........................   (195,504)     (102,873)     (7,633)
  Capital expenditures......................................   (138,937)      (86,992)    (45,869)
  Advance to Universal......................................   (200,000)           --          --
  Recoupment of advance to Universal........................     42,951            --          --
  Increase in long-term investments and notes receivable....    (69,061)      (26,626)    (39,844)
  Proceeds from sale of securities..........................    107,231            --          --
  Proceeds from disposition of broadcast stations...........         --       356,769          --
  Payment of merger and financing costs.....................     (4,765)      (34,740)     (6,349)
  Other, net................................................     14,676        (1,894)     17,402
                                                              ---------   -----------   ---------
      NET CASH USED IN INVESTING ACTIVITIES.................   (443,409)   (1,193,589)    (82,293)
                                                              ---------   -----------   ---------
Cash flows from financing activities:
  Borrowings................................................         --     1,641,380     393,949
  Net proceeds from issuance of Senior Notes................         --       494,350          --
  Principal payments on long-term obligations...............   (339,349)   (1,700,073)   (385,329)
  Cash acquired in Ticketmaster Transaction.................         --            --      89,663
  Purchase of treasury stock................................     (8,933)           --          --
  Payment of mandatory tax distribution to LLC partners.....    (28,830)           --          --
  Cash acquired in CitySearch Transaction...................         --        57,877          --
  Advance to CitySearch for promissory note.................         --       (50,000)         --
  Proceeds from sale of subsidiary stock....................      4,268       104,989          --
  Redemption in minority interest in SF Broadcasting........         --       (81,664)         --
  Proceeds from issuance of common stock and LLC shares.....    422,544       831,701       7,227
  Other, net................................................      6,248          (906)      2,540
                                                              ---------   -----------   ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.............     55,948     1,297,654     108,050
                                                              ---------   -----------   ---------
  Effect of exchange rate changes on cash and cash
    equivalents.............................................       (123)       (1,501)         --
                                                              ---------   -----------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (21,117)      329,320      73,430
Cash and cash equivalents at beginning of period............    445,356       116,036      42,606
                                                              ---------   -----------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 424,239   $   445,356   $ 116,036
                                                              =========   ===========   =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

    USA Networks, Inc. (the "Company" or "USAi") is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses.

    In July 1997, the Company acquired a controlling interest in Ticketmaster Group, Inc. ("Ticketmaster"). On June 24, 1998, the Company completed its acquisition of Ticketmaster in a tax-free merger, pursuant to which each outstanding share of Ticketmaster common stock not owned by the Company was exchanged for 2.252 shares of USAi common stock. See Note 3.

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

    On May 10, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of two entities which operate Hotel Reservations Network (the "Hotel Reservations Network Transaction"). See
Note 3.

    On May 28, 1999, the Company acquired October Films, Inc. ("October Films"), in which Universal owned a majority interest, and the domestic film distribution and development business of Universal previously operated by Polygram Filmed Entertainment, Inc. ("PFE") (the "October Films/PFE Transaction"). See Note 3.

    As of December 31, 1999, the Company engages in seven principal areas of business:

    - NETWORKS AND TELEVISION PRODUCTION, which includes Networks and Studios USA. Networks operates the USA Network and Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

    - ELECTRONIC RETAILING, consisting primarily of the Home Shopping Network and America's Store, which are engaged in the electronic retailing business.

    - TICKETING OPERATIONS, which primarily represents Ticketmaster, the leading provider of automated ticketing services in the United States, and Ticketmaster.com, Ticketmaster's exclusive agent for online ticket sales.

    - HOTEL RESERVATIONS, consisting of Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States.

    - INTERNET SERVICES, which includes Internet Shopping Network, the Company's online retailing networks business, and local city guide business.

    - FILMED ENTERTAINMENT, which primarily represents the Company's domestic theatrical film distribution and production businesses.

    - BROADCASTING, which owns and operates television stations.

    On January 20, 2000, the Board of Directors declared a two-for-one stock split of USAi's common stock and Class B common stock, payable in the form of a dividend to stockholders of record as of the close of business on February 10, 2000. The 100% stock dividend was paid on February 24, 2000. On February 20, 1998, the Board of Directors declared a two-for-one stock split of USAi's common stock and Class B common stock, payable in the form of a dividend to stockholders of record as of the close of

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

business on March 12, 1998. The 100% stock dividend was paid on March 26, 1998. All share data and earnings per share amounts presented have been adjusted to reflect these stock splits.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

TICKETING

    Revenue from Ticketmaster and Ticketmaster.com primarily consists of revenue from ticketing operations which is recognized as tickets are sold.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

HOTEL RESERVATIONS

    Charges for hotel accommodations are billed to customers in advance. The related payments are included in deferred revenue and recognized as income at the conclusion of the customer's stay at the hotel.

    The Company offers rooms that are contracted for in advance or are prepaid. Unsold contracted rooms may be returned by the Company based on a cancellation period, which generally expires before the date the customer may cancel the hotel reservation. Customers are subject to a penalty for all cancellations or changes to the reservation. The Company bears the risk of loss for all prepaid rooms and rooms cancelled by a customer subsequent to the period in which the Company can return the unsold rooms. To date, the Company has not incurred significant losses under the room contracts with hotels.

BROADCASTING AND OTHER

    Net revenues represent amounts generated at the television station in the Miami/Ft. Lauderdale market, which was launched in June 1998, and stations in the Dallas/Ft. Worth and Atlanta markets, which were launched in October 1999.

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

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

are expensed as incurred. Management periodically reviews the carrying value of program rights and records write-offs, as warranted, based on changes in programming usage.

MERCHANDISE INVENTORIES, NET

    Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Merchandise inventories are presented net of an inventory carrying adjustment of $32.7 million and $23.4 million at December 31, 1999 and 1998, respectively.

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

ASSET CATEGORY                                      DEPRECIATION/AMORTIZATION PERIOD
--------------                                      --------------------------------
Computer and broadcast equipment..................  3 to 13 Years
Buildings.........................................  30 to 40 Years
Leasehold improvements............................  4 to 20 Years
Furniture and other equipment.....................  3 to 10 Years

    Depreciation and amortization expense on property, plant and equipment was $66.8 million, $51.3 million and $26.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ADVERTISING

    Advertising costs are primarily expensed in the period incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 were $124.2 million, $90.2 million and $13.2 million, respectively.

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

    Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, program rights and film cost amortization, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, estimates of film revenue ultimates and various other operating allowances and accruals.

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 1999 presentation.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--BUSINESS ACQUISITIONS

UNIVERSAL TRANSACTION

    In connection with the Universal Transaction in February 1998, USAi paid Universal approximately $4.1 billion in the form of a cash payment of approximately $1.6 billion, a portion of which ($300 million plus interest) was deferred until no later than June 30, 1998, and an effective 45.8% interest in the Company through shares of common stock, par value $.01 per share, of the Company (the "Common Stock") and Class B common stock, par value $.01 per share, of the Company (the "Class B Common Stock"), and shares ("LLC Shares") of a newly formed limited liability company ("USANi LLC") which are exchangeable (subject to regulatory restrictions) into shares of Common Stock and Class B Common Stock. At the closing of the Universal Transaction, USAi contributed its Home Shopping business to USANi LLC, a subsidiary of USAi. Simultaneously with this transaction, the remaining 2,356,644 shares of Class B Common Stock were issued in accordance with Liberty Media Corporation's ("Liberty") contingent right to receive such shares as part of the Home Shopping Merger in 1996.

    The Investment Agreement, as amended and restated as of December 18, 1997, among the Company, Home Shopping, Universal and Liberty (the "Investment Agreement"), relating to the Universal Transaction also contemplated that, on or prior to June 30, 1998, the Company and Liberty, a subsidiary of AT&T Corporation ("AT&T") would complete a transaction involving a $300 million cash investment, plus an interest factor, by Liberty in the Company through the purchase of Common Stock or LLC Shares. The transaction closed on June 30, 1998 with Liberty making a cash payment of $308.5 million in exchange for 30,000,000 LLC shares.

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

    In connection with the Ticketmaster tax-free merger, as of June 24, 1998, the Company issued 31,934,400 shares of Common Stock to the public shareholders of Ticketmaster and converted 3.6 million options to acquire Ticketmaster common stock into options to acquire Common Stock for a total consideration of $467.7 million. The acquisition of the controlling interest in Ticketmaster and the tax-free merger are collectively referred to as the "Ticketmaster Transaction."

CITYSEARCH TRANSACTION

    On September 28, 1998, pursuant to an Amended and Restated Agreement and Plan of Reorganization among CitySearch, Inc. ("CitySearch"), the Company, Ticketmaster and certain of its subsidiaries, the Company merged the online ticketing operations of Ticketmaster (Ticketmaster.com) into a subsidiary of CitySearch, a publisher of local city guides on the Web (the "CitySearch Merger"), to create Ticketmaster Online-CitySearch, Inc. ("TMCS"). The Company had acquired Ticketmaster.com as part of the Ticketmaster Transaction and allocated to Ticketmaster.com a total of $154.8 million of the goodwill resulting from the Ticketmaster Transaction. The CitySearch Merger was accounted for using the "reverse purchase" method of accounting, pursuant to which Ticketmaster.com was treated as the acquiring entity for

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accounting purposes, and the portion of the assets and liabilities of CitySearch acquired were recorded at their respective fair values under the purchase method of accounting.

    Prior to the CitySearch Merger, the Company owned approximately 11.8% of CitySearch, which it had purchased for total consideration of $23.0 million. Pursuant to the CitySearch Merger, the Company acquired 50.7% of CitySearch in exchange for an effective 35.2% interest in Ticketmaster.com. The total purchase price for the acquisition of the additional CitySearch interest was approximately $120.8 million, substantially all of which was allocated to goodwill.

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

HOTEL RESERVATIONS NETWORK TRANSACTION

    On May 10, 1999, the Company completed its acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of two entities which operate Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States. The assets acquired and liabilities assumed comprise Hotel Reservations Network, Inc. ("HRN"), a wholly owned subsidiary of USAi. The purchase price was $149.2 million, net of a working capital adjustment of $0.8 million, plus contingent payments based on operating performance during the year ended December 31, 1999 and for the twelve month periods ended March 31, 2000, 2001 and 2002 (See Note 23 for information about an amendment to this obligation and an initial public offering of HRN stock). The purchase price was paid in the form of a cash payment of $145.0 million on May 11, 1999 and a promissory note of $5.0 million which was paid on January 30, 2000 and which bore interest at 4.75% per annum. Interest for the period May 11 to December 31, 1999 on the promissory note was $0.2 million.

    The initial contingent payments total $50.0 million, of which $37.5 million was paid through December 31, 1999. The remaining $12.5 million was paid in February 2000. The purchase price, including the initial contingent payments of $50 million for the year ended December 31, 1999, has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs as of December 31, 1999 over net assets acquired of $200.3 million has been allocated to goodwill, which is being amortized over 10 years.

See note 23 for information about additional goodwill.

OCTOBER FILMS/PFE TRANSACTION

    In connection with the acquisition of October Films, Inc., as of May 28, 1999, the Company issued 600,000 shares of Common Stock to Universal and paid cash consideration of approximately $12 million to October Films shareholders (other than Universal) for total consideration of $23.6 million. To fund the

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

cash consideration portion of the transaction, Universal purchased from USAi 600,000 additional shares of Common Stock at $20.00 per share. In addition, the Company assumed $83.2 million of outstanding debt under October Films' credit agreement which was repaid from cash on hand on August 20, 1999.

    Also on May 28, 1999, USAi acquired from Universal the domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses. The acquisition included PFE's domestic production assets such as Interscope Communications and Propaganda Films, as well as the following distribution assets: PolyGram Video, Polygram Filmed Entertainment Canada, Gramercy Pictures, and PolyGram Films. In connection with the transaction, USAi agreed to assume certain liabilities related to the PFE businesses acquired. In addition, USAi advanced
$200.0 million to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement pursuant to which USAi will distribute, in the U.S. and Canada, certain Polygram theatrical films which were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through December 31, 1999, approximately
$42.9 million had been offset against the advance and $6.7 million of interest had accrued.

    The October Films/PFE Transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $160.2 million has been preliminarily allocated to goodwill, which is being amortized over 20 years.

    The following unaudited pro forma condensed consolidated financial information for the years ended December 31, 1999 and 1998, is presented to show the results of the Company, as if the Universal Transaction, Ticketmaster Transaction, including significant acquisitions by Ticketmaster, the CitySearch Merger, the sale of SF Broadcasting (see Note 20), the Hotel Reservations Network Transaction and the October Films/ PFE Transaction had occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles, changes in programming and film costs amortization and an increase in interest expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates.

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                          1999          1998
                                                       -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER
                                                              SHARE DATA)
Net revenues.........................................  $3,290,749    $2,879,662
Net earnings (loss)..................................     (33,738)       22,808
Basic earnings (loss) per common share...............  $     (.10)   $      .07
                                                       ==========    ==========
Diluted earnings (loss) per common share.............  $     (.10)   $      .07
                                                       ==========    ==========

    The following unaudited pro forma condensed financial information for the year ended December 31, 1997, is presented to show the results of the Company, as if the Universal Transaction, the Ticketmaster Transaction, including significant acquisitions by Ticketmaster, the CitySearch Merger and the sale of SF Broadcasting had occurred at the beginning of the year presented. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles, changes in

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

programming and film costs amortization and an increase in interest expense, and are not necessarily indicative of what the results would have been had these transactions actually occurred on January 1, 1997.

                                                          YEAR ENDED DECEMBER 31,
                                                                   1997
                                                         -------------------------
                                                         (IN THOUSANDS, EXCEPT PER
                                                                SHARE DATA)
Net revenues...........................................           $2,527,922
Net loss...............................................              (77,443)
Basic loss per common share............................           $     (.27)
                                                                  ==========
Diluted loss per common share..........................           $     (.27)
                                                                  ==========

NOTE 4--INTANGIBLE ASSETS

    Intangible assets are amortized using the straight-line method and include the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Intangible Assets, net:
Goodwill.............................................  $6,399,378   $6,232,975
Broadcast licenses...................................      78,564       81,244
Other................................................     353,545       28,427
                                                       ----------   ----------
                                                       $6,831,487   $6,342,646
                                                       ==========   ==========

    Goodwill primarily relates to the excess of purchase price over the fair value of assets acquired in the Hotel Reservations Network Transaction, the October Films/ PFE Transaction, the Universal Transaction, Ticketmaster Transaction, CitySearch Merger, as discussed in Note 3, and the mergers with Home Shopping Network, Inc. ("Holdco") and Savoy Pictures, Inc. ("Savoy") which occurred in 1996, and is net of accumulated amortization of $424.1 million and $192.1 million at December 31, 1999 and 1998, respectively. Goodwill is generally amortized over 40 years, except for goodwill associated with USA Films which is amortized over 20 years and Internet businesses which are amortized over 5 to 10 years.

    Broadcast licenses represent the costs of acquiring FCC licenses related to broadcast operations and is net of accumulated amortization of $26.6 million and $23.6 million as of December 31, 1999 and 1998, respectively. Broadcast licenses are generally amortized over 40 years.

    Other intangibles represent costs allocated to intangibles related to the acquisition of certain assets associated with the entertainment city guide portion of the Sidewalk.com web site from Microsoft Corporation in September 1999, and contracts with event venues associated with ticketing operations, and are net of accumulated amortization of $40.5 million and $16.2 million as of December 31, 1999 and 1998, respectively. The amounts are generally amortized over 3 to 10 years.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LONG-TERM OBLIGATIONS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Unsecured Senior Credit Facility ("New Facility"); with a
  $40,000,000 sub-limit for letters of credit, entered into
  February 12, 1998, which matures on December 31, 2002. At
  the Company's option, the interest rate on borrowings is
  tied to the London Interbank Offered Rate ("LIBOR") or the
  Alternate Base Rate ("ABR"), plus an applicable margin.
  Interest rate at December 31, 1998 was 6.0%...............  $     --   $250,000
$500,000,000 6 3/4% Senior Notes (the "Senior Notes") due
  November 15, 2005; interest payable May 15 and
  November 15 commencing May 15, 1999. Interest rate at
  December 31, 1999 was 6.84%...............................   497,914    496,896
Unsecured $37,782,000 7% Convertible Subordinated Debentures
  ("Savoy Debentures") due July 1, 2003 convertible into
  USAi Common Stock at a conversion price of $33.22 per
  share.....................................................    34,319     33,573
Other long-term obligations maturing through 2007...........    53,547     31,752
                                                              --------   --------
Total long-term obligations.................................   585,780    812,221
Less current maturities.....................................    10,801     36,538
                                                              --------   --------
Long-term obligations, net of current maturities............  $574,979   $775,683
                                                              ========   ========

    On February 12, 1998, USAi and USANi LLC, as borrower, entered into a
$1.6 billion credit facility. The credit facility was used to finance the Universal Transaction and to refinance USAi's then-existing $275.0 million revolving credit facility. The credit facility consists of (1) a $600.0 million revolving credit facility with a $40.0 million sub-limit for letters of credit,
(2) a $750.0 million Tranche A Term Loan and, (3) a $250.0 million Tranche B Term Loan. The Tranche A Term Loan and the Tranche B Term Loan have been permanently repaid as described below. The revolving credit facility expires on December 31, 2002.

    On November 23, 1998, USAi and USANi LLC as co-issuers, completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). Proceeds received from the sale of the Notes together with available cash were used to repay and permanently reduce $500.0 million of the Tranche A Term Loan. On August 5, 1998, USANi LLC permanently repaid the Tranche B Term Loan in the amount of $250.0 million from cash on hand. In 1999 the Company permanently repaid the Tranche A Term Loan in the amount of $250.0 million from cash on hand.

    The existing credit facility is guaranteed by substantially all of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin, and $598.7 million was available for borrowing as of December 31, 1999 after taking into account outstanding letters of credit. The credit facility includes covenants requiring, among other things, maintenance of specific operating and financial ratios and places restrictions on payment of dividends, incurrence of indebtedness and investments. The Company pays a commitment fee of .1875% on the unused portion of the credit facility.

    The Savoy Debentures are redeemable at the option of the Company at varying percentages of the principal amount each year, ranging from 105.25% to 100.75%, plus applicable interest. In connection with the Savoy Merger, USAi became a joint and several obligor with respect to the Savoy Debentures.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Aggregate contractual maturities of long-term obligations are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2000........................................................     $ 10,801
2001........................................................        9,478
2002........................................................        4,690
2003........................................................       38,784
2004........................................................          301
Thereafter..................................................      521,726
                                                                 --------
                                                                 $585,780
                                                                 ========

NOTE 6--INCOME TAXES

    A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings (loss) before income taxes is shown as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Income tax expense at the federal statutory rate of 35%.....  $ 91,200   $ 99,335   $19,776
Amortization of goodwill and other intangibles..............    21,508     32,423    13,690
TMCS and foreign losses not consolidated into group.........    43,912      5,000        --
State income taxes, net of effect of federal tax benefit....    11,941     17,404     2,896
Increase (decrease) in valuation allowance for deferred tax
  assets....................................................        --     (8,665)    5,471
Impact of minority interest.................................   (85,419)   (28,910)       --
Other, net..................................................     7,764     11,058      (782)
                                                              --------   --------   -------
Income tax expense..........................................  $ 90,906   $127,645   $41,051
                                                              ========   ========   =======

    The components of income tax expense are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Current income tax expense:
  Federal...................................................  $60,663    $ 21,137   $21,603
  State.....................................................   15,841      10,820     3,029
  Foreign...................................................    2,257       1,222       919
                                                              -------    --------   -------
    Current income tax expense..............................   78,761      33,179    25,551
                                                              -------    --------   -------
Deferred income tax expense:
  Federal...................................................  $ 9,615    $ 78,511   $13,614
  State.....................................................    2,530      15,955     1,886
  Foreign...................................................       --          --        --
                                                              -------    --------   -------
    Deferred income tax expense.............................   12,145      94,466    15,500
                                                              -------    --------   -------
    Total income tax expense................................  $90,906    $127,645   $41,051
                                                              =======    ========   =======

    The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998, are presented below. The

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

valuation allowance represents items for which it is more likely than not that the tax benefit will not be realized.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Current deferred tax assets (liabilities):
  Inventory costing.........................................  $ 11,522   $ 14,792
  Provision for accrued expenses............................     6,735      6,523
    Investments in affiliates...............................     3,932      2,982
  Deferred revenue..........................................   (21,179)   (25,901)
  Other.....................................................    20,883     21,190
                                                              --------   --------
    Total current deferred tax assets.......................    21,893     19,586
    Less valuation allowance................................   (25,943)   (25,943)
                                                              --------   --------
    Net current deferred tax assets (liabilities)...........    (4,050)    (6,357)
                                                              --------   --------
Non-current deferred tax assets (liabilities):
  Broadcast and cable fee contracts.........................     4,230     10,311
  Depreciation for tax in excess of financial statements....   (10,139)    (9,663)
  Amortization of FCC licenses and broadcast related
    intangibles.............................................    (8,162)    (9,287)
  Amortization of tax deductible goodwill...................   (29,271)   (10,912)
  Programming costs.........................................    44,832     33,430
  Investment in subsidiaries................................     6,320      6,320
  Gain on sale of subsidiary stock..........................   (46,415)   (46,405)
  Gain on sale of broadcast station.........................   (16,743)   (16,743)
  Net federal operating loss carryforward...................    30,383     30,383
  Other.....................................................    54,127     76,218
                                                              --------   --------
    Total non-current deferred tax assets...................    29,162     63,652
    Less valuation allowance................................   (34,282)   (34,282)
                                                              --------   --------
    Net non-current deferred tax assets (liabilities).......    (5,120)    29,370
                                                              --------   --------
Total deferred tax assets (liabilities).....................  $ (9,170)  $ 23,013
                                                              ========   ========

    The Company recognized income tax deductions related to the issuance of common stock pursuant to the exercise of stock options for which no compensation expense was recorded for accounting purposes. The related income tax benefits of $42.4 million, $7.0 million and $3.4 million for the years ended December 31, 1999, 1998 and 1997, respectively, were recorded as increases to additional paid-in capital.

    At December 31, 1999 and 1998, the Company has net operating loss carryforwards ("NOL") for federal income tax purposes of $87.0 million, which are available to offset future federal taxable income, if any, through 2012, substantially all of which are pre-acquisition losses which are subject to certain tax loss limitations. Accordingly, the Company has established a valuation allowance for those pre-acquisition losses. Amounts recognized, if any, of these tax benefits in future periods will be applied as a reduction of goodwill associated with the acquisition.

    The Company has Federal income tax returns under examination by the Internal Revenue Service. The Company has received proposed adjustments related to certain examinations. Management believes that the resolution of the proposed adjustments will not have a material adverse effect on the Company's consolidated financial statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--COMMITMENTS AND CONTINGENCIES

    The Company leases satellite transponders, computers, warehouse and office space, as well as broadcast and production facilities, equipment and services used in connection with its operations under various operating leases and contracts, many of which contain escalation clauses.

    Future minimum payments under non-cancellable agreements are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2000........................................................     $ 75,942
2001........................................................       60,480
2002........................................................       49,956
2003........................................................       29,105
2004........................................................       22,004
Thereafter..................................................       49,099
                                                                 --------
                                                                 $286,586
                                                                 ========

    Expenses charged to operations under these agreements were $66.4 million, $58.7 million and $37.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    HRN has non-cancelable commitments for hotel rooms totaling $4.6 million, which relate to the period January 1, 2000 to December 31, 2000.

    The Company is required to provide funding, from time to time, for the operations of its investments in joint ventures accounted for under the equity method.

NOTE 8--INVENTORIES

                                                         DECEMBER 31,            DECEMBER 31,
                                                             1999                    1998
                                                     ---------------------   ---------------------
                                                     CURRENT    NONCURRENT   CURRENT    NONCURRENT
                                                     --------   ----------   --------   ----------
                                                                   (IN THOUSANDS)
Film costs:
  Released, net of amortization....................  $ 93,775    $ 67,986    $ 98,082    $ 61,310
  In process and unreleased........................    45,906       4,366         138          --
Programming costs, net of amortization.............   159,991      94,125     158,138      90,518
Sales merchandise, net.............................   170,234          --     165,212          --
Other..............................................       938          --          --          --
                                                     --------    --------    --------    --------
      Total........................................  $470,844    $166,477    $421,570    $151,828
                                                     ========    ========    ========    ========

    The Company estimates that approximately 90% of unamortized film costs at December 31, 1999 will be amortized within the next three years.

NOTE 9--STOCKHOLDERS' EQUITY

    On January 20, 2000, the Board of Directors declared a two-for-one stock split of USAi's common stock and Class B common stock, payable in the form of a dividend to stockholders of record as of the close of business on February 10, 2000. The 100% stock dividend was paid on February 24, 2000. On

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

February 20, 1998, the Board of Directors declared a two-for-one stock split of USAi's common stock and Class B common stock, payable in the form of a dividend to stockholders of record as of the close of business on March 12, 1998. The 100% stock dividend was paid on March 26, 1998. All share data give effect to such stock splits, applied retroactively as if the splits occurred on January 1, 1997.

DESCRIPTION OF COMMON STOCK AND CLASS B--CONVERTIBLE COMMON STOCK

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

    The holders of both classes of the Company's common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. Under the Company's existing credit facility, the Company is not permitted to pay any dividends. In the event of the liquidation, dissolution or winding up of the Company, the holders of both classes of common stock are entitled to share ratably in all assets of the Company remaining after provision for payment of liabilities. USAi Class B Common Stock is convertible at the option of the holder into USAi Common Stock on a share-for-share basis. Upon conversion, the USAi Class B Common Stock will be retired and not subject to reissue.

NOTE RECEIVABLE FROM KEY EXECUTIVE FOR COMMON STOCK ISSUANCE

    In connection with Mr. Diller's employment in August 1995, the Company agreed to sell Mr. Diller 1,767,952 shares of USAi Common Stock ("Diller Shares") at $5.6565 per share for cash and a non-recourse promissory note in the amount of $5.0 million, secured by approximately 1,060,000 shares of USAi Common Stock. The promissory note is due on the earlier of (i) the termination of Mr. Diller's employment, or (ii) September 5, 2007.

STOCKHOLDERS' AGREEMENT

    Mr. Diller, Chairman of the Board and Chief Executive Officer of the Company, through BDTV, INC., BDTV II, INC., BDTV III, INC., BDTV IV, INC., his own holdings and pursuant to the Stockholders Agreement with Universal, Liberty, the Company and Seagram (the "Stockholders Agreement"), has the right to vote approximately 13.5% (37,223,724 shares) of USAi's outstanding common stock, and 100% (63,033,452 shares) of USAi's outstanding Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes per share with respect to matters on which Common and Class B stockholders vote as a single class. As a result, Mr. Diller controls 74.9% of the outstanding total voting power of the Company. Mr. Diller, subject to the Stockholders Agreement, is effectively able to control the outcome of nearly all matters submitted to a vote of the Company's stockholders. Liberty HSN holds substantially all of the economic interest in, and Mr. Diller holds all of the voting power in, the shares of USAi stock held by the BDTV entities listed above.

    In connection with option plans, convertible debt securities pending acquisitions and other matters 466,663,750 shares of Common Stock were reserved.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--LITIGATION

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

NOTE 11--BENEFIT PLANS

    The Company offers various plans pursuant to Section 401(k) of the Internal Revenue Code covering substantially all full-time employees who are not party to collective bargaining agreements. The Company's share of the matching employer contributions is set at the discretion of the Board of Directors or the applicable committee thereof.

NOTE 12--STOCK OPTION PLANS

    The following describes the stock option plans. Share numbers, prices and earnings per share reflect the Company's two two-for-one stock splits which became effective for holders of record as of the close of business on March 12, 1998 and February 10, 2000, respectively.

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

                                                                                  DECEMBER 31,
                                                  ----------------------------------------------------------------------------
                                                            1999                      1998                      1997
                                                  ------------------------   -----------------------   -----------------------
                                                                 PRICE                     PRICE                     PRICE
                                                   SHARES        RANGE        SHARES       RANGE        SHARES       RANGE
                                                  --------   -------------   --------   ------------   --------   ------------
                                                                             (SHARES IN THOUSANDS)
Outstanding at beginning of period..............   78,428    $        1-37    65,872    $       1-37    45,744    $       1-37
  Granted or issued in connection with
    mergers.....................................   10,007    $       16-28    18,906    $       6-15    23,160    $       5-10
Exercised.......................................  (11,155)   $        1-13    (4,690)   $       1-11    (1,936)   $        1-8
Cancelled.......................................   (1,325)   $        6-18    (1,660)   $       3-37    (1,096)   $       3-37
                                                  -------                     ------                    ------
Outstanding at end of period....................   75,955    $        1-37    78,428    $       1-37    65,872    $       1-37
                                                  =======                     ======                    ======
Options exercisable.............................   47,987    $        1-37    39,806    $       1-37    21,680    $       1-37
                                                  =======                     ======                    ======
Available for grant.............................   27,225                     15,048                    24,384
                                                  =======                     ======                    ======

    The weighted average exercise prices during the year ended December 31, 1999, were $23.77, $6.05 and $11.56 for options granted, options exercised and options cancelled, respectively. The weighted average fair value of options granted during the year was $9.52.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The weighted average exercise prices during the year ended December 31, 1998, were $12.09, $5.46 and $11.79 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $12.06.

    The weighted average exercise prices during the year ended December 31, 1997, were $9.38, $3.70 and $7.35 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $5.91.

                                                OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                     ------------------------------------------   -------------------------
                                                          WEIGHTED
                                                           AVERAGE     WEIGHTED                    WEIGHTED
                                                          REMAINING    AVERAGE    EXERCISABLE AT   AVERAGE
                                      OUTSTANDING AT     CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICE              DECEMBER 31, 1999      LIFE        PRICE          1999         PRICE
-----------------------              -----------------   -----------   --------   --------------   --------
                                      (IN THOUSANDS)                              (IN THOUSANDS)
$0.01 to $5.00.....................       20,954             5.8       $  4.71        20,945        $ 4.71
$5.01 to $10.00....................       35,632             7.0          8.20        24,754          7.68
$10.01 to $15.00...................        9,295             8.6         12.51         2,141         12.50
$15.01 to $20.00...................        4,015             9.1         18.71            22         19.44
$20.01 to $25.00...................          736             8.4         21.42           125         21.44
$25.01 to $37.00...................        5,323             9.9         27.91            --            --
                                          ------                                      ------
                                          75,955             7.2          9.83        47,987          6.64
                                          ======                                      ======

    In connection with Mr. Diller's employment in August 1995, the Company granted Mr. Diller an option (the "Diller Option") to acquire 7,583,388 shares of common stock and recorded unearned compensation of $4.0 million. The unearned compensation resulted from the difference in the exercise price and fair market value of the common stock at the date of grant and is being amortized over the four year vesting period of the options. As of December 31, 1998, the compensation expense has been fully amortized.

    Pro forma information regarding net income and earnings per share is required by SFAS 123. The information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rates of 5.0%, 5.0% and 5.5%, respectively; a dividend yield of zero; a volatility factor of .44, .56 and .71, respectively, based on the expected market price of USAi Common Stock based on historical trends; and a weighted-average expected life of the options of five years.

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

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Pro forma net income (loss) (in thousands)..................  $(68,858)  $42,906    $(4,871)
Pro forma basic earnings (loss) per share...................  $   (.02)  $   .15    $  (.02)
Pro forma diluted earnings (loss) per share.................  $   (.02)  $   .07    $  (.02)

    These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

NOTE 13--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31, 1999:

    On March 29, 1999, TMCS completed its acquisition of City Auction, Inc. ("City Auction"), a person-to-person online auction community, by issuing approximately 800,000 shares of TMCS Class B Common Stock for all the outstanding stock of City Auction, for a total value of $27.2 million.

    On May 28, 1999, in connection with the October Films/PFE Transaction, the Company issued 600,000 shares of Common Stock, with a value of approximately $12.0 million.

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

    On September 18, 1999, TMCS acquired certain assets associated with the entertainment city guide portion of the Sidewalk.com web site ("Sidewalk") from Microsoft Corporation ("Microsoft"). The Company also entered into a four year distribution agreement with Microsoft pursuant to which the Company will become the exclusive provider of local city guide content on the Microsoft Network ("MSN") and the Company's internet personals Web sites will become the premier provider of personals content to MSN. In addition, the Company and Microsoft entered into additional cross-promotional arrangements. TMCS issued Microsoft
7.0 million shares of TMCS Class B Common Stock. The fair value of the consideration provided in exchange for the Sidewalk assets and distribution agreement amounted to $338.0 million.

    For the period May 28 to December 31, 1999, interest accrued on the $200.0 million advance to Universal amounted to $6.7 million.

    In 1999, the Company acquired post-production and other equipment through capital leases totaling $2.5 million.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In 1999, TMCS issued shares with a value of $10.5 million in exchange for an equity investment.

    In 1999, the Company leased an airplane which was accounted for as a capital lease in the amount of $20.8 million. See Note 14.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED
  DECEMBER 31, 1998:

                                                              (IN THOUSANDS)
                                                              --------------
Acquisition of Networks and Studios USA
  Acquisition price.........................................   $ 4,115,531
  Less: Amount paid in cash.................................    (1,300,983)
                                                               -----------
  Total non-cash consideration..............................   $ 2,814,548
                                                               ===========
Components of non-cash consideration:
  Deferred purchase price liability.........................   $   300,000
  Issuance of Common Shares and Class B Shares..............       277,898
  Issuance of USANi LLC Shares..............................     2,236,650
                                                               -----------
                                                               $ 2,814,548
                                                               ===========
Exchange of Minority Interest in USANi LLC for Deferred
  Purchase Price
  Liability, including interest.............................   $   304,636

    As of March 1, 1998 the 5 7/8% Convertible Subordinated Debentures were converted to 14,998,044 shares of Common Stock.

    In connection with the Universal Transaction, the Company issued 2,356,644 shares of Class B Common Stock to Liberty, which represented the remaining contingently issuable shares in connection with the Home Shopping Merger.

    During the year ended December 31, 1998, the Company acquired computer equipment through a capital lease totaling $15.5 million.

    In connection with the acquisition of the remaining interest in Ticketmaster, the Company issued 31,934,400 shares of Common Stock.

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

    On December 30, 1998, the Company acquired from Universal an entity which owned 3,411,308 Class B LLC shares in exchange for issuing to Universal 670,000 shares of Class B Common Stock and 2,741,308 shares of Common Stock. The transaction resulted in the Class B LLC shares being converted into Class A LLC shares with a corresponding reduction in minority interest.

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS FOR THE YEARS ENDED
  DECEMBER 31, 1997:

    During July 1997, the Company acquired a controlling interest in Ticketmaster by issuing Common Stock as discussed in Note 3.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In connection with the Ticketmaster Acquisition, the Company issued 8,010,364 shares of Class B Common Stock in accordance with Liberty's contingent right to receive such shares as part of the Home Shopping Merger in 1996.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH PAID DURING THE PERIOD FOR:
  Interest..................................................  $51,368    $78,873    $26,798
  Income tax payments.......................................   36,745     31,366     21,453
  Income tax refund.........................................      632        666      5,822

NOTE 14--RELATED PARTY TRANSACTIONS

    As of December 31, 1999, the Company was involved in several agreements with related parties as follows:

    The Company has a secured, non-recourse note receivable of $5.0 million from its Chairman and Chief Executive Officer. See Note 9.

    The Company entered into a lease agreement with an entity owned by the Chairman of the Board and Chief Executive Officer of the Company providing for the use of an aircraft for corporate purposes. The lease has a five-year term and is terminable by either party on thirty days' notice. In the years ended December 31, 1999, 1998 and 1997, the Company paid a total of $2.1 million, $2.0 million and $2.7 million, respectively, related to the use of the aircraft.

    Universal provides certain support services to the Company under a Transition Services agreement entered into in connection with the Universal Transaction. For these services, which include use of pre-production, production and post-production facilities, information technology services, physical distribution, contract administration, legal services and office space, Universal charged the Company $12.5 million and $15.0 million for the years ended December 31, 1999 and 1998, respectively, of which $8.0 million and $8.5 million was capitalized to production costs, respectively.

    Universal and the Company entered into an International Television Distribution Agreement under which the Company pays to Universal a distribution fee of 10% on all programming owned or controlled by the Company distributed outside of the United States. For the years ended December 31, 1999 and 1998, the fee totaled $9.0 million and $1.3 million, respectively.

    In addition, the Company and Universal entered into a Domestic Television Distribution Agreement under which the Company distributes in the United States certain of Universal's television programming. For the years ended December 31, 1999 and 1998, Universal paid the Company $1.5 million in each year.

    In the normal course of business, Home Shopping Network and Networks enter into agreements with the operators of cable television systems and operators of broadcast television stations for the carriage of Home Shopping, USA Network and Sci-Fi Channel programming. Home Shopping Network and Networks have entered into agreements with a number of cable operators that are affiliates of AT&T. The long-term contracts for Home Shopping Network provide for a minimum subscriber guarantee and incentive payments based on the number of subscribers. Cash paid by Home Shopping Network to AT&T and certain of its affiliates under these contracts for cable commissions and advertising was $9.5 million, $9.5 million, and $9.6 million for the years ended 1999, 1998, and 1997, respectively. The long-term

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

contracts for Networks provide for subscriber fee payments to Networks. For the years ended December 31, 1999 and 1998, AT&T paid $70.4 and $62.2 million respectively to Networks under these agreements.

    Under the USANi LLC Operating Agreement, USANi LLC is obligated to make a distribution to each of the LLC members in an amount equal to each member's share of USANi LLC's taxable income at a specified tax rate. The first such payment was made on March 1, 1999 to Universal and Liberty covering the year ended December 31, 1998 in the amount of $28.8 million. In March 2000, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $68.0 million.

    Pursuant to the October Films/PFE Transaction, the company entered into a series of agreements on behalf of its filmed entertainment division ("Films") with entities owned by Universal, to provide distribution services, video fulfillment and other interim and transitional services. These agreements are described below.

    Under a distribution agreement covering approximately fifty films owned by Universal, Films earns a distribution fee and remits the balance of revenues to a Universal entity. For the seven month period ending December 31, 1999, Films earned distribution fees of approximately $4.5 million from the distribution of these films. Films is responsible for collecting the full amount of the sale and remitting the net amount after its fee to Universal, except for amounts applied against the Universal Advance (see Note 3).

    In addition, Films acquired home video distribution rights to a number of "specialty video" properties. Universal holds a profit participation in certain of these titles. For the seven month period ending December 31, 1999, no amounts were earned by Universal under this agreement.

    Films is party to a "Videogram Fulfillment Agreement" with a Universal entity pursuant to which such entity provides certain fulfillment services for the United States and Canadian home video markets. For the seven month period ending December 31, 1999, Films incurred fees to Universal of approximately $2.5 million for such services.

    Films has entered into other agreements with Universal pursuant to which Universal administers certain music publishing rights controlled by Films and has licensed to Universal certain foreign territorial distribution rights in specified films from which it received $4.8 million in revenue during the seven months ending December 31, 1999.

    The parties have entered into other miscellaneous agreements for transitional services including technical support, office space and services, communications services and accounting. Universal charged Films approximately $.8 million for the seven months ending December 31, 1999.

    In 1999, USAi and an entity owned by Mr. Diller acquired rights to a new aircraft. This entity assigned to USAi its rights under the purchase agreement. Thereafter, USAi assigned all of its rights under the purchase agreement to a third party that purchased the aircraft for approximately $22 million and leases it to USAi. The lease has a seven-year term and provides USAi with an option to purchase the aircraft. Mr. Diller has the option to acquire the aircraft from USAi.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15--QUARTERLY RESULTS (UNAUDITED)

                                                    QUARTER         QUARTER      QUARTER     QUARTER
                                                     ENDED           ENDED        ENDED       ENDED
                                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                  ------------   -------------   --------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1999
Net revenues....................................    $936,137       $793,248      $777,429   $728,947
Operating profit................................      61,654         38,332        51,721     61,207
Net earnings (loss)(a)..........................     (17,778)        (7,680)       (9,716)     7,543
Basic earnings per common share(b) (c)..........        (.05)          (.02)         (.03)       .02
Diluted earnings per common share(b) (c)........        (.05)          (.02)         (.03)       .02
YEAR ENDED DECEMBER 31, 1998
Net revenues....................................    $767,118       $640,514      $703,393   $523,111
Operating profit................................      57,969         50,002        75,475     34,770
Net earnings (loss)(d)..........................      50,832         (4,849)       (3,040)    33,931
Basic earnings (loss) per common share(b) (c)...         .16           (.02)         (.01)       .14
Diluted earnings per common share(b) (c)........         .11           (.02)         (.01)       .09

(a) In the first quarter of 1999, the Company recorded a pre-tax gain of $11.5 million related to the reversal of equity losses which were previously recorded in 1998 as a result of the Universal Transaction. Furthermore, the Company recorded pre-tax gains on the sale of securities of $47.3 million, $3.0 million and $39.5 million in the first, second and third quarters of 1999, respectively.

(b) Per common share amounts for the quarters do not add to the annual amount because of differences in the average common shares outstanding during each period.

(c) Earnings (loss) per common share data and shares outstanding retroactively reflect the impact of the two-for-one stock splits of USAi's common stock and Class B common stock paid on February 24, 2000 and March 26, 1998. All share numbers give effect to such stock splits.

(d) In the first quarter of 1998, the Company recorded a pre-tax gain of $74.9 million on the sale of a broadcast station. In the second quarter of 1998, the Company recorded a pre-tax gain of $9.2 million on the sale of SF Broadcasting. In the fourth quarter of 1998, the Company recorded pre-tax gains totaling $109.0 million related to the CitySearch Transaction.

NOTE 16--INDUSTRY SEGMENTS

    For the year ended December 31, 1999, the Company operated principally in seven industry segments: Networks and television production, Electronic retailing, Ticketing operations, Hotel reservations, Internet services, Filmed entertainment and Broadcasting. The Networks and television production segment consists of the cable networks USA Network and Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Ticketing operations segment provides automated ticketing services primarily in the United States. The Hotel reservations segment was formed on May 10, 1999 in conjunction with the acquisition of Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States. The Internet services segment represents the Company's on-line retailing networks business and local city guide business. The Filmed entertainment segment represents USA Films, which consists of domestic theatrical film distribution and production businesses which were acquired May 28, 1999, and Savoy. The Broadcasting segment includes the operations of broadcast television stations in twelve markets

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

that principally transmit Home Shopping Network programming. Through July 16, 1998, Other included the operations of SF Broadcasting, the owner of network-affiliated television stations.

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Revenue
  Networks and television production.....................  $1,305,871   $1,085,685   $       --
  Electronic retailing...................................   1,204,524    1,084,139    1,008,162
  Ticketing operations...................................     460,058      386,555      156,378
  Hotel reservations.....................................     124,113           --           --
  Internet services......................................      60,949       26,645       12,857
  Filmed entertainment...................................      64,766        7,259       14,173
  Broadcasting...........................................       8,598        1,555           --
  Other..................................................       6,882       42,298       70,179
                                                           ----------   ----------   ----------
                                                           $3,235,761   $2,634,136   $1,261,749
                                                           ==========   ==========   ==========
Operating profit (loss)
  Networks and television production.....................  $  319,500   $  190,191   $       --
  Electronic retailing...................................     122,174      101,245      109,120
  Ticketing operations...................................      15,144       14,307       12,240
  Hotel reservations.....................................       5,654           --           --
  Internet services......................................    (150,236)     (33,023)      (9,852)
  Filmed entertainment...................................        (845)         330        3,024
  Broadcasting...........................................     (56,978)     (31,294)     (11,233)
  Corporate and other....................................     (41,393)     (23,540)      (8,780)
                                                           ----------   ----------   ----------
                                                           $  213,020   $  218,216   $   94,519
                                                           ==========   ==========   ==========
Assets
  Networks and television production.....................  $4,822,105   $5,030,762   $       --
  Electronic retailing...................................   1,640,311    1,730,518    1,650,682
  Ticketing operations...................................   1,004,276    1,008,808      518,273
  Hotel reservations.....................................     202,666           --           --
  Internet services......................................     678,571      279,166        6,197
  Filmed entertainment...................................     214,582       38,755       39,623
  Broadcasting...........................................     180,121      147,876       83,729
  Corporate and other....................................     510,520       80,305      372,292
                                                           ----------   ----------   ----------
                                                           $9,253,152   $8,316,190   $2,670,796
                                                           ==========   ==========   ==========
Depreciation and amortization
  Networks and television production.....................  $  113,034   $   99,225   $       --
  Electronic retailing...................................      83,808       72,312       62,811
  Ticketing operations...................................      79,974       47,077       13,180
  Hotel reservations.....................................      13,237           --           --
  Internet services......................................      50,167       10,144        1,903
  Filmed entertainment...................................       5,629        4,588       11,239
  Broadcasting...........................................       8,695        8,247        6,532
  Corporate and other....................................       5,253        4,554        1,359
                                                           ----------   ----------   ----------
                                                           $  359,797   $  246,147   $   97,024
                                                           ==========   ==========   ==========

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Capital expenditures
  Networks and television production.....................  $    6,771   $    5,616   $       --
  Electronic retailing...................................      47,197       42,269       27,188
  Ticketing operations...................................      23,789       18,476        7,788
  Hotel reservations.....................................       1,092           --           --
  Internet services......................................      24,946        3,825           --
  Filmed entertainment...................................         448           --           --
  Broadcasting...........................................      30,021       15,574        8,262
  Corporate and other....................................       4,673        1,232        2,631
                                                           ----------   ----------   ----------
                                                           $  138,937   $   86,992   $   45,869
                                                           ==========   ==========   ==========

    The Company operates principally within the United States.

NOTE 17--FINANCIAL INSTRUMENTS

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

                                                     DECEMBER 31, 1999       DECEMBER 31, 1998
                                                   ---------------------   ---------------------
                                                   CARRYING      FAIR      CARRYING      FAIR
                                                    AMOUNT       VALUE      AMOUNT       VALUE
                                                   ---------   ---------   ---------   ---------
                                                                  (IN THOUSANDS)
Cash and cash equivalents........................  $ 424,239   $ 424,239   $ 445,356   $ 445,356
Long-term investments............................    121,383     121,383      35,628      35,628
Long-term obligations............................   (585,780)   (585,780)   (812,221)   (812,221)

NOTE 18--SAVOY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

    The Company has not prepared separate financial statements and other disclosures concerning Savoy because management has determined that such information is not material to holders of the Savoy Debentures, all of which have been assumed by the Company as a joint and several obligor. The information presented is reflected at Savoy's historical cost basis.

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net sales...................................................   $7,890    $34,383    $67,107
Operating expenses..........................................    3,431     31,465     65,200
Operating income............................................    4,459      2,918      1,907
Net income (loss)...........................................    7,143     36,256     (5,972)

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Current assets..............................................  $    191   $ 24,115
Non-current assets..........................................   150,236    132,937
Current liabilities.........................................    12,273     12,596
Non-current liabilities.....................................    39,081     52,532

    For the year ended December 31, 1998, net income includes an after-tax gain of $36.3 million for the sale of the SF Broadcasting television stations. This gain has been eliminated in the consolidation of the Company's financial statements due to the fair value adjustments recorded in connection with the merger with Savoy. Amounts include the operations of SF Broadcasting through July 16, 1998, the date on which the Company sold the SF Broadcasting television stations. See Note 20.

NOTE 19--PROGRAM RIGHTS AND FILM COSTS

    As of December 31, 1999, the liability for program rights, representing future payments to be made under program contract agreements amounted to $482.7 million. Annual payments required are $227.3 million in 2000, $122.7 million in 2001, $79.7 million in 2002, $31.4 million in 2003,
$15.1 million in 2004 and $6.5 million in 2005 and thereafter. Amounts representing interest are $50.0 million and the present value of future payments is $432.7 million.

    As of December 31, 1999, the liability for film costs amounted to $103.1 million. Annual payments are $72.6 million in 2000 and $30.5 million in 2001.

    Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of December 31, 1999, the unrecorded commitments amounted to $814.2 million. Annual commitments are $152.7 million in 2000, $156.2 million in 2001, $139.7 million in 2002, $133.7 million in 2003, $108.2 million in 2004 and
$123.7 million in 2005 and thereafter.

NOTE 20--BROADCAST STATION TRANSACTIONS

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

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21--EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of Basic and Diluted earnings per share. All share numbers have been adjusted to retroactively reflect the impact of the two-for-one stock splits of USAi's common stock and Class B common stock paid on February 24, 2000 and March 26, 1998. All share numbers give effect to such stock splits.

                                                                         YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------
                                                                    1999           1998           1997
                                                                  ---------      ---------      ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net earnings (loss).........................................      $(27,631)      $ 76,874        $13,061
Elimination of minority interest............................            --         50,841             --
                                                                  --------       --------        -------
Numerator for diluted earnings (loss) per share.............      $(27,631)      $127,715         13,061
                                                                  ========       ========        =======
Denominator:
Denominator for basic earnings per share--weighted average
  shares....................................................       327,816        286,146        209,560
  Effect of dilutive securities:
    Stock options...........................................            --         31,014         14,928
    LLC shares exchangeable into Common Stock...............            --        276,864             --
                                                                  --------       --------        -------
Diluted weighted average shares.............................       327,816        594,024        224,488
                                                                  --------       --------        -------
Basic earnings (loss) per share.............................      $   (.08)      $    .27        $   .06
                                                                  ========       ========        =======
Diluted earnings (loss) per share...........................      $   (.08)      $    .21        $   .06
                                                                  ========       ========        =======

    The effect of the convertible debentures is excluded from the computation of Diluted EPS through the date of conversion on March 1, 1998 as their effect is antidilutive.

NOTE 22-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

    On November 23, 1998, the Company and USANi LLC as co-issuers completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Old Notes"). In May 1999, the Old Notes were exchanged in full for $500.0 million of new 6 3/4% Senior Notes due 2005 (the "Notes") that have terms that are substantially identical to the Old Notes. Interest is payable on the Notes on May 15 and November 15 of each year, commencing May 15, 1999. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of the Company, including Holdco, a non-wholly owned, direct subsidiary of the Company, and all of the subsidiaries of USANi LLC (other than subsidiaries that are, individually and in the aggregate, inconsequential to USANi LLC on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than Holdco) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by the Company or USANi LLC, as the case may be.

    The following tables present condensed consolidating financial information for the years ended December 31, 1999, 1998 and 1997 for: (1) the Company on a stand-alone basis, (2) Holdco on a stand-alone basis, (3) USANi LLC on a stand-alone basis, (4) the combined Wholly Owned Subsidiary Guarantors (including Wholly Owned Subsidiary Guarantors that are wholly owned subsidiaries of USANi LLC), (5) the combined non-guarantor subsidiaries of the Company (including the non-guarantor subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries")), and (6) the Company on a consolidated basis.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

    As of and for the Year Ended December 31, 1999

                                                                         WHOLLY
                                                                          OWNED
                                                            USANI      SUBSIDIARY    NON-GUARANTOR                       USAI
                                   USAI        HOLDCO        LLC       GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                ----------   ----------   ----------   -----------   --------------   ------------   ------------
Current assets................  $   23,002   $       --   $  282,706   $  760,033      $  322,714     $        --    $ 1,388,455
Property and equipment net....          --           --       26,922      247,300          82,409              --        356,631
Goodwill and other intangible
  assets, net.................      75,787           --           --    5,119,382       1,636,318              --      6,831,487
Investment in subsidiaries....   2,710,073    2,039,790    5,527,428       19,717              --     (10,297,008)            --
Other assets..................     163,814           --      828,890      351,137          83,363        (750,625)       676,579
                                ----------   ----------   ----------   -----------     ----------     ------------   -----------
Total assets..................  $2,972,676   $2,039,790   $6,665,946   $6,497,569      $2,124,804     $(11,047,633)  $ 9,253,152
                                ==========   ==========   ==========   ===========     ==========     ============   ===========
Current liabilities...........  $   22,107   $       --   $   20,056   $  661,325      $  328,265     $        --    $ 1,031,753
Long-term debt, less current
  portion.....................          --           --      518,145        9,194          47,640              --        574,979
Other liabilities.............     180,840      697,247      286,066      293,709         279,352      (1,352,589)       384,625
Minority interest.............          --           --           --          531         525,099       3,966,436      4,492,066
Interdivisional equity........          --           --           --    5,532,810         944,448      (6,477,258)            --
Stockholders' equity..........   2,769,729    1,342,543    5,841,679           --              --      (7,184,222)     2,769,729
                                ----------   ----------   ----------   -----------     ----------     ------------   -----------
Total liabilities and
  shareholders' equity........  $2,972,676   $2,039,790   $6,665,946   $6,497,569      $2,124,804     $(11,047,633)  $ 9,253,152
                                ==========   ==========   ==========   ===========     ==========     ============   ===========
Revenue.......................  $       --   $       --   $       --   $2,530,820      $  704,941     $        --    $ 3,235,761
Operating expenses............     (10,074)          --      (27,171)  (2,186,222)       (799,274)             --     (3,022,741)
Interest expense, net.........     (10,713)          --      (11,837)     (21,909)         (3,489)             --        (47,948)
Gain on sale of securities....          --           --           --       89,721              --              --         89,721
Other income (expense), net...     (14,709)     153,016      433,996       49,694          20,939        (637,157)         5,779
Provision for income taxes....       7,865           --           --      (82,366)        (16,405)             --        (90,906)
Minority interest.............          --           --           --           91          56,650        (254,038)      (197,297)
                                ----------   ----------   ----------   -----------     ----------     ------------   -----------
Net (loss) income.............  $  (27,631)  $  153,016   $  394,988   $  379,829      $  (36,638)    $  (891,195)   $   (27,631)
                                ==========   ==========   ==========   ===========     ==========     ============   ===========
Cash flows from operations....  $  (33,127)  $       --      (31,200)  $  456,728      $  (25,934)    $        --    $   366,467
Cash flows used in investing
  activities..................    (401,082)          --      (53,645)       4,680           6,638              --       (443,409)
Cash flows from financing
  activities..................     434,209           --      212,973     (570,075)        (21,159)             --         55,948
Effect of exchange rate.......          --           --           --           --            (123)             --           (123)
Cash at the beginning of the
  period......................          --           --      151,160      102,308         191,888              --        445,356
                                ----------   ----------   ----------   -----------     ----------     ------------   -----------
Cash at the end of the
  period......................  $       --   $       --      279,288   $   (6,359)     $  151,310     $        --    $   424,239
                                ==========   ==========   ==========   ===========     ==========     ============   ===========

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    As of and for the Year Ended December 31, 1998

                                                                         WHOLLY
                                                                          OWNED
                                                            USANI      SUBSIDIARY    NON-GUARANTOR                       USAI
                                  USAI        HOLDCO         LLC       GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                               ----------   ----------   -----------   -----------   --------------   ------------   ------------
Current assets...............  $    1,791   $       --   $   151,773   $  867,070      $ 274,641      $        --    $ 1,295,275
Property and equipment net...          --           --         5,275      193,523         56,632               --        255,430
Goodwill and other intangible
  assets, net................      77,883           --            --    5,865,824        398,939               --      6,342,646
Investment in subsidiaries...   2,591,170    1,895,144     5,527,428           --             --      (10,013,742)            --
Other assets.................          --           --       193,979      222,288        180,109         (173,537)       422,839
                               ----------   ----------   -----------   -----------     ---------      ------------   -----------
Total assets.................  $2,670,844   $1,895,144   $ 5,878,455   $7,148,705      $ 910,321      $(10,187,279)  $ 8,316,190
                               ==========   ==========   ===========   ===========     =========      ============   ===========
Current liabilities..........  $       --   $       --   $    38,664   $  553,294      $ 259,909      $        --    $   851,867
Long-term debt, less current
  portion....................          --           --       721,896       10,411         43,376               --        775,683
Other liabilities............      99,439      574,972         2,490      352,994         28,715         (574,972)       483,638
Minority interest............          --           --            --      233,380        114,121        3,286,096      3,633,597
Interdivisional equity.......          --           --            --    5,998,626        464,200       (6,462,826)            --
Stockholders' equity.........   2,571,405    1,320,172     5,115,405           --             --       (6,435,577)     2,571,405
                               ----------   ----------   -----------   -----------     ---------      ------------   -----------
Total liabilities and
  shareholders' equity.......  $2,670,844   $1,895,144   $ 5,878,455   $7,148,705      $ 910,321      $(10,187,279)  $ 8,316,190
                               ==========   ==========   ===========   ===========     =========      ============   ===========
Revenue......................  $       --           --            --   $2,176,554      $ 457,582               --    $ 2,634,136
Operating expenses...........      (8,822)          --       (13,258)  (1,961,484)      (432,356)              --     (2,415,920)
Interest expense, net........      (7,121)          --       (65,005)     (17,788)       (15,164)              --       (105,078)
Gain on disposition of
  broadcast stations.........          --           --            --       74,940          9,247               --         84,187
Gain on sale of subsidiary
  stock......................          --           --            --      108,967             --               --        108,967
Other income (expense),
  net........................     115,719       37,392       203,798      (18,824)         1,116         (361,679)       (22,478)
Provision for income taxes...     (22,902)          --            --      (94,534)       (10,209)              --       (127,645)
Minority interest............          --           --            --           --         10,798          (90,093)       (79,295)
                               ----------   ----------   -----------   -----------     ---------      ------------   -----------
Net (loss) income............  $   76,874   $   37,392   $   125,535   $  267,831      $  21,014      $  (451,772)   $    76,874
                               ==========   ==========   ===========   ===========     =========      ============   ===========
Cash flows from operations...  $  (30,787)  $       --   $  (227,064)  $  516,074      $ (31,467)     $        --    $   226,756
Cash flows used in investing
  activities.................     (47,382)          --    (1,026,000)    (412,555)       292,348               --     (1,193,589)
Cash flows from financing
  activities.................      78,127           --     1,405,725      (16,807)      (169,391)              --      1,297,654
Effect of exchange rate......          --           --            --           --         (1,501)              --         (1,501)
Cash at the beginning of the
  period.....................          42           --            --       14,093        101,901               --        116,036
                               ----------   ----------   -----------   -----------     ---------      ------------   -----------
Cash at the end of the
  period.....................  $       --   $       --   $   152,661   $  100,805      $ 191,890      $        --    $   445,356
                               ==========   ==========   ===========   ===========     =========      ============   ===========

    For the Year Ended December 31, 1997

                                                                         WHOLLY
                                                                          OWNED
                                                             USANI     SUBSIDIARY    NON-GUARANTOR                       USAI
                                        USAI      HOLDCO      LLC      GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   --------   --------   -----------   --------------   ------------   ------------
Revenue.............................  $     --   $    --      $--      $1,032,513      $ 229,236        $     --     $ 1,261,749
Operating expenses..................    (8,338)       --       --        (948,385)      (210,507)             --      (1,167,230)
Interest expense, net...............      (129)       --       --         (11,260)       (14,877)             --         (26,266)
Other income (expense), net.........    62,579    13,809    16,255        (11,825)           439         (93,009)        (11,752)
Provision for income taxes..........   (41,051)       --       --              --             --              --         (41,051)
Minority interest...................        --        --       --          (2,994)           605              --          (2,389)
                                      --------   -------      ---      ----------      ---------        --------     -----------
Net (loss) income...................  $ 13,061   $13,809    16,255     $   58,049      $   4,896        $(93,009)    $    13,061
                                      ========   =======      ===      ==========      =========        ========     ===========
Cash flows from operations..........  $ (8,338)       --       --      $   31,058      $  24,953              --     $    47,673
Cash flows used in investing
  activities........................   (30,064)       --       --         (52,000)          (229)             --         (82,293)
Cash flows from financing
  activities........................    38,444        --       --          15,461         54,145              --         108,050
Cash at the beginning of the
  period............................        --        --       --          19,574         23,032              --          42,606
                                      --------   -------      ---      ----------      ---------        --------     -----------
Cash at the end of the period.......  $     42   $    --      $--      $   14,093      $ 101,901        $     --     $   116,036
                                      ========   =======      ===      ==========      =========        ========     ===========

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23--SUBSEQUENT EVENTS (UNAUDITED)

HOTEL RESERVATIONS NETWORK INITIAL PUBLIC OFFERING AND OTHER TRANSACTIONS

    On March 1, 2000, HRN completed an initial public offering for 6.2 million shares of its class A common stock. At the completion of the offering, USAi owned approximately 70.6% of the outstanding shares of HRN. USAi was required to issue the sellers the number of shares of HRN class A common stock equal to 10% of the aggregate value of the equity of HRN immediately prior to a transaction, as defined, including an initial public offering or sale or merger of HRN. This resulted in additional goodwill of $78.4 million that will be amortized over the remaining ten-year life assigned to the goodwill. Furthermore, pursuant to an amendment of the asset purchase agreement with the sellers of HRN's predecessor business entered into contemplation of the initial public offering, HRN agreed to issue HRN class A common stock to the sellers in exchange for releasing the obligation to make additional performance-based payments covering the twelve month periods ending March 31, 2001 and 2002. The number of shares issued was determined by dividing $81.6 million by the initial public offering price per share (5.1 million shares). This resulted in additional goodwill of $81.6 million that will be amortized over the remaining ten-year life assigned to the goodwill.

    In January 2000, HRN entered into an exclusive affiliate distribution and marketing agreement with Travelocity and issued to Travelocity a performance warrant at the completion of the public offering. The performance warrants are subject to vesting based on achieving certain performance targets. If the performance warrants become fully vested and exercisable it will entitle the holder to acquire 2,447,955 shares of HRN class A common stock at the initial public offering price. The Company also entered into other exclusive affiliate distribution and marketing agreements and issued 1,428,365 warrants to purchase HRN class A common stock at the initial public offering price at the completion of the public offering.

    All stock warrants will be accounted for in accordance with EITF 96-18. In relation to warrants to purchase 1,428,365 shares of class A common stock, the Company recorded an asset of approximately $15.0 million based on the fair market value of the warrants at the initial public offering price of $16.00 per share. The asset will be amortized ratably over the terms of the exclusive affiliation agreements, which range from two to five years. The amount of estimated non-cash deferred distribution and marketing expense will be $4.6 million, $4.0 million, $3.4 million, $1.5 million and $1.5 million in each of the next five years, respectively.

    The performance warrants, which will be subject to vesting based on the achievement of defined performance targets will be valued at the time the award is probable of being earned. The portion of the value related to the completed term of the related affiliation agreement will be expensed, and the remaining non-cash deferred distribution and marketing expense will be amortized over the remaining term of the affiliation agreement. The value of such related warrants may be subject to adjustment until such time that the warrant is nonforfeitable, fully vested and exercisable.

ACQUISITION OF PRECISION RESPONSE CORPORATION

    On January 12, 2000, the Company announced that it reached a definitive agreement to acquire Precision Response Corp. ("PRC") in a stock-for-stock transaction, whereby each share of PRC will be exchanged for 1.08 USAi shares (approximately 23 million shares). The transaction is expected to close in the second quarter of 2000.

MERGER OF INTERNET SHOPPING NETWORK AND STYLECLICK.COM

    On January 25, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, announced an agreement to form a new company by merging USA's Internet Shopping Network ("ISN") and Styleclick.com. The new company, which will be named Styleclick, Inc., will own and

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

operate the combined properties of Styleclick.com Inc. and ISN. Under the terms of the agreement, USAi will also invest $40 million in cash, contribute
$10 million in dedicated media, and will receive warrants to purchase additional shares of the new company. Upon both the closing of the transaction and on a fully diluted basis, USAi will own approximately 75% of the new company and Styleclick.com stockholders will own approximately 25%. In the interim, USAi has agreed to extend a $10 million bridge loan to Styleclick.com. The transaction is expected to close in the second quarter of 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.

                                    PART III

    The information required by Part III (Items 10, 11, 12 and 13) has been incorporated herein by reference to USAi's definitive Proxy Statement to be used in connection with the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") as set forth below, in accordance with General Instruction G(3) of Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to directors and executive officers of USAi is set forth in the section entitled "Item 1--Election of Directors and Management Information" in the 2000 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding compensation of officers and directors of USAi is set forth in the section entitled "Executive Compensation" in the 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding ownership of USAi's common stock and Class B common stock is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    Information regarding certain relationships and related transactions with USAi is set forth in the section entitled "Certain Relationships and Related Party Transactions" in the 2000 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                        (a) List of Documents filed as part of this Report

                        (1)--Consolidated Financial Statements

                        Report of Independent Auditors--Ernst & Young LLP.

                        Consolidated Statement of Operations for the Years Ended December 31,
                        1999, 1998 and 1997.

                        Consolidated Balance Sheets as of December 31, 1999 and 1998.

                        Consolidated Statement of Stockholders' Equity for the Years Ended
                        December 31, 1999, 1998 and 1997.

                        Consolidated Statements of Cash Flows for Years Ended December 31,
                        1999, 1998 and 1997.

                        Notes to Consolidated Financial Statements.

                        (2)--Consolidated Financial Statement Schedules

      SCHEDULE                                                                           PAGE
       NUMBER                                                                           NUMBER
---------------------                                                                  --------
  II                    --Valuation and Qualifying Accounts.........................      101

                        (3)--Home Shopping Network, Inc. and Subsidiaries Financial
                        Statements
                        Report of Independent Auditors..............................      102
                        Consolidated Statements of Operations for the Years Ended
                        December 31, 1999, 1998 and 1997............................      103
                        Consolidated Balance Sheets as of December 31, 1999 and
                                1998................................................      104
                        Consolidated Statements of Stockholders' Equity for the
                        Years Ended December 31, 1999, 1998 and 1997................      106
                        Consolidated Statements of Cash Flows for the Years Ended
                        December 31, 1999, 1998 and 1997............................      107
                        Notes to Consolidated Financial Statements..................      108

                        (4)--USANi LLC and Subsidiaries (Including Predecessor Company)
                        Financial Statements
                        Report of Independent Auditors..............................      111
                        Consolidated Statements of Operations for the Years Ended
                        December 31, 1999, 1998 and 1997............................      112
                        Consolidated Balance Sheets as of December 31, 1999 and
                                1998................................................      113
                        Consolidated Statements of Members' Equity for the Years
                        Ended December 31, 1999, 1998 and 1997......................      115
                        Consolidated Statements of Cash Flows for the Years Ended
                        December 31, 1999, 1998 and 1997............................      116
                        Notes to Consolidated Financial Statements..................      117

    All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

                        (5)--Exhibits (numbered in accordance with Item 601 of Regulation S-K)

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
2.1                     Agreement and Plan of Exchange and Merger, dated as of
                        August 25, 1996, by and among Silver King Communications,
                        Inc., HouseAcquisition Corp., Home Shopping Network, Inc.
                        and Liberty HSN,Inc., filed as Appendix B to USAi's
                        Definitive Proxy Statement, dated November 20, 1996, is
                        incorporated herein by reference.

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

2.6                     Contribution Agreement, dated as of February 8, 1999, by and among USAi, USANi LLC and USA Interactive Inc., filed as
                        Exhibit 2.2 to USAi's Form 8-K filed on February 26, 1999, is incorporated herein by reference.

2.7                     Agreement and Plan of Merger, dated as of January 12, 2000, by and among Precision Response Corporation, USAi and P
                        Acquisition Corp., filed as Exhibit 1 to USAi's Schedule 13D filed on January 19, 2000 is incorporated herein by
                        reference.

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
                        Montgomery Securities LLC, filed as Exhibit 4.3 to the S-4 is incorporated herein by reference.

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
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

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
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

10.21                   Letter Agreement, dated April 3, 1996, between Home Shopping
                        Network, Inc. and Gen. H. Norman Schwarzkopf filed as
                        Exhibit 10.34 to USAi's Annual Report on Form 10-K, for the
                        fiscal year ended December 31, 1996, is incorporated herein by reference.

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
10.22                   Shareholders Agreement, dated December 12, 1996, relating to
                        Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co.
                        Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel
                        Co. Ltd. filed as Exhibit 10.35 to USAi's Annual Report on
                        Form 10-K, for the fiscal year ended December 31, 1996, is incorporated herein by reference.

10.23                   Services and Trademark License Agreement, dated as of
                        December 12, 1996, between Home Shopping Network, Inc. and
                        Jupiter Shop Channel Co. Ltd., filed as Exhibit 10.36 to
                        USAi's Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1996, is incorporated herein by reference.

10.24                   Purchase and Sale Agreement among Home Shopping Network
                        GmbH, Home Shopping Network, Inc., Quelle Schickedanz AG &
                        Co., Mr. Thomas Kirch and Dr. Georg Kofler, dated as of
                        January 16, 1997, filed as Exhibit 10.37 to USAi's Annual
                        Report on Form 10-K for the fiscal year ended December 31, 1996, is incorporated herein by reference.

10.25                   Joint Venture Agreement between Quelle Schickedanz AG & Co.,
                        Home Shopping Network, Inc., Home Shopping Network GmbH, Mr.
                        Thomas Kirch and Dr. Georg Kofler, filed as Exhibit 5.3 to the Purchase and Sale Agreement, filed as Exhibit 10.38 to
                        USAi's Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1996, is incorporated herein by reference.

10.26                   License Agreement, dated as of January 1, 1996, between
                        Ronald A. Katz Technology Licensing, L.P. and Home Shopping
                        Network, Inc., filed as Exhibit 10.39 to USAi's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1996, is incorporated herein by reference.

10.27 Shareholder Agreement, dated as of April 26, 1996, by and among Channel 66 of Vallejo, California, Inc., Whitehead
                        Media of California, Inc. and Silver King Capital
                        Corporation, Inc., filed as Exhibit 10.40 to USAi's Annual
                        Report on Form 10-K for the fiscal year ended December 31, 1996, is incorporated herein by reference.

10.28                   Loan Agreement, dated as of April 26, 1996, by and between
                        SKC Investments, Inc. and Channel 66 of Vallejo, California,
                        Inc., filed as Exhibit 10.41 to USAi's Annual Report on Form
                        10-K for the fiscal year ended December 31, 1996, is
                        incorporated herein by reference.

10.29                   Joint Venture and License Agreement, dated as of June 12,
                        1992, between Savoy Pictures Entertainment, Inc. and Home
                        Box Office, Inc. (confidential treatment for portions
                        thereof granted), filed as Exhibit 10(a) to Savoy's S-1
                        Registration Statement No. 33-57956, is incorporated herein by reference.

10.30                   License Agreement, dated as of June 12, 1992, among Savoy
                        Pictures Entertainment, Inc. and Home Box Office, Inc.
                        (confidential treatment of portions thereof granted), filed as Exhibit 10(b) to Savoy's S-1 Registration Statement No.
                        33-57956, is incorporated herein by reference.

10.31                   Warrant Agreement, dated as of March 2, 1992, between Savoy
                        Pictures Entertainment, Inc. and Allen & Company
                        Incorporated, filed as Exhibit 10(f) to Savoy's S-1
                        Registration Statement No. 33-57956, is incorporated herein by reference.

10.32                   Warrant Agreement, dated as of March 2, 1992, between Savoy
                        Pictures Entertainment, Inc. and GKH Partners, L.P., filed as Exhibit 10(g) to Savoy's S-1 Registration Statement No.
                        33-57956, is incorporated herein by reference.

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
10.33                   Warrant Agreement, dated as of April 20, 1994, between Savoy and GKH Partners, L.P., filed as Exhibit 10.2 to Savoy's
                        Form 10-Q for the quarter ended March 31, 1994, is
                        incorporated herein by reference.

10.34*                  Amended and Restated Stock Option Plan (including form of
                        Stock Options Agreement) filed as Exhibit 4.1 to Savoy's
                        Registration Statement No. 33-70740, is incorporated herein by reference.

10.35*                  Savoy 1995 Stock Option Plan filed as Exhibit 10(+) to
                        Savoy's Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1995, is incorporated herein by reference.

10.36 $1,600,000,000 Credit Agreement, dated February 12, 1998, among USAi, USANi LLC, as Borrower, Various Lenders, The
                        Chase Manhattan Bank as Administrative Agent, Syndication
                        Agent and Collateral Agent, and Bank of America National
                        Trust & Savings Association and The Bank of New York as
                        Co-Documentation Agents, filed as Exhibit 10.50 to USAi's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1997 is incorporated herein by reference.

10.37                   First Amendment and Consent, dated as of June 24, 1998, to the Credit Agreement, dated February 12, 1998, among USAi,
                        USANi LLC, as Borrower, Various Lenders, The Chase Manhattan
                        Bank, as Administrative Agent, Syndication Agent and
                        Collateral Agent, and Bank of America National Trust &
                        Savings Association and The Bank of New York, as
                        Co-Documentation Agents, filed as Exhibit 10.39 to the S-4, is incorporated herein by reference.

10.38                   Second Amendment, dated as of October 9, 1998, to the Credit
                        Agreement, dated February 12, 1998, among USAi, USANi LLC, as Borrower, Various Lenders, The Chase Manhattan Bank, as
                        Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co-Documentation
                        Agents, filed as Exhibit 10.40 to the S-4, is incorporated herein by reference.

10.39**                 Third Amendment, dated as of April 29, 1999, to the Credit
                        Agreement, dated February 12, 1998, among USAi, USANi LLC, as Borrower, Various Lenders, The Chase Manhattan Bank, as
                        Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co-Documentation
                        Agents.

10.40**                 Fourth Amendment, dated as of January 31, 2000, to the
                        Credit Agreement, dated February 12, 1998, among USAi, USANi
                        LLC, as Borrower, Various Lenders, The Chase Manhattan Bank,
                        as Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co-Documentation
                        Agents.

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

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
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

10.46*                  Employment Agreement between Michael P. Durney and USAi,
                        dated March 30, 1998, filed as Exhibit 10.9 to USAi's 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.

10.47*/**               Employment Agreement between Michael Sileck and USAi, dated
                        October 12, 1999.

10.48*/**               Employment Agreement between Barry Baker and USAi, dated
                        Fabruary 19, 1999.

10.49*                  HSN, Inc. Retirement Savings Plan ("Savings Plan"), filed as
                        Exhibit 10.58 to USAi's Form 10-K for the fiscal year ended
                        December 31, 1997 is incorporated herein by reference.

10.50*                  Amendment to the Savings Plan, filed as Exhibit 10.49 to the
                        S-4, is incorporated herein by reference.

10.51                   Exchange Agreement, dated as of October 19, 1997, by and
                        among HSN, Inc. (renamed USA Networks, Inc.), Universal
                        Studios, Inc. (and certain of its subsidiaries) and Liberty
                        Media Corporation (and certain of its subsidiaries) filed as
                        Exhibit 10.60 to USAi's Annual Report on Form 10-K, for the
                        fiscal year ended December 31, 1997, is incorporated herein by reference.

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

21.1**                  Subsidiaries of USAi

23.1**                  Consent of Ernst & Young LLP

27.1**                  Financial Data Schedule for the year ended December 31, 1999
                        (for SEC use only)

27.2**                  Financial Data Schedule for the year ended December 31, 1998
                        (for SEC use only)

27.3**                  Financial Data Schedule for the year ended December 31, 1997
                        (for SEC use only)

  * Reflects management contracts and compensatory plans.

 ** Filed herewith.

    (b) Reports on Form 8-K filed during the quarter ended December 31, 1999:

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March [1], 2000
                                                       USA NETWORKS, INC.

                                                       By:               /s/ BARRY DILLER
                                                            -----------------------------------------
                                                                           Barry Diller
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March [1], 2000.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                  /s/ BARRY DILLER                     Chairman of the Board, Chief Executive Officer
     -------------------------------------------         and Director
                    Barry Diller

                   /s/ BARRY BAKER                     Director and Chief Operating Officer
     -------------------------------------------
                     Barry Baker

                /s/ MICHAEL P. DURNEY                  Vice President and Controller (Chief
     -------------------------------------------         Accounting Officer)
                  Michael P. Durney

                /s/ VICTOR A. KAUFMAN                  Director and Vice Chairman
     -------------------------------------------
                  Victor A. Kaufman

                 /s/ MICHAEL SILECK                    Senior Vice President and Chief Financial
     -------------------------------------------         Officer (Principal Financial Officer)
                   Michael Sileck

                  /s/ PAUL G. ALLEN                    Director
     -------------------------------------------
                    Paul G. Allen

               /s/ EDGAR BRONFMAN, JR.                 Director
     -------------------------------------------
                 Edgar Bronfman, Jr.

                 /s/ ANNE M. BUSQUET                   Director
     -------------------------------------------
                   Anne M. Busquet

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                /s/ DONALD R. KEOUGH                   Director
     -------------------------------------------
                  Donald R. Keough

              /s/ ROBERT W. MATSCHULLAT                Director
     -------------------------------------------
                Robert W. Matschullat

                 /s/ SAMUEL MINZBERG                   Director
     -------------------------------------------
                   Samuel Minzberg

                 /s/ BRIAN MULLIGAN                    Director
     -------------------------------------------
                   Brian Mulligan

                /s/ WILLIAM D. SAVOY                   Director
     -------------------------------------------
                  William D. Savoy

              /s/ H. NORMAN SCHWARZKOPF                Director
     -------------------------------------------
                H. Norman Schwarzkopf

              /s/ DIANE VON FURSTENBERG                Director
     -------------------------------------------
                Diane Von Furstenberg

                                                                     SCHEDULE II

                      USA NETWORKS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT   CHARGES TO     CHARGES                    BALANCE
                                            BEGINNING    COSTS AND     TO OTHER     DEDUCTIONS-    AT END
                                            OF PERIOD     EXPENSES    ACCOUNTS(2)   DESCRIBE(1)   OF PERIOD
                                            ----------   ----------   -----------   -----------   ---------
                                                                    (IN THOUSANDS)
Allowance for doubtful accounts:
Year ended December 31, 1999..............    $20,610      $22,808      $ 6,634       $(8,109)     $41,943
                                              =======      =======      =======       =======      =======
Year ended December 31, 1998..............    $ 3,588      $ 7,914      $14,933       $(5,825)     $20,610
                                              =======      =======      =======       =======      =======
Year ended December 31, 1997..............    $ 2,679      $ 3,432      $   813       $(3,336)     $ 3,588
                                              =======      =======      =======       =======      =======

(1) Write-off fully reserved accounts receivable.

(2) Amounts relate to mergers with Savoy Pictures Entertainment, Inc. and subsidiaries, Home Shopping Network, Inc. and subsidiaries for 1996, the acquisition of USA Networks, Inc.'s interest in Ticketmaster Group, Inc. in 1997, the acquisition of USA Network as part of the Universal Transaction in 1998 and the acquisition of October Films as part of the October Films/PFE Transaction in 1999.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
HOME SHOPPING NETWORK, INC.

    We have audited the accompanying consolidated balance sheets of Home Shopping Network, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Shopping Network, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

New York, New York
February 3, 2000

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
NET REVENUES
  Networks and television production.....................  $1,305,871   $1,085,685   $       --
  Electronic retailing...................................   1,204,524    1,084,139    1,008,162
  Internet services......................................      24,620       21,191       12,857
  Other..................................................       6,882       14,495       16,041
                                                           ----------   ----------   ----------
Total net revenues.......................................   2,541,897    2,205,510    1,037,060
Operating costs and expenses:
  Cost of sales and services.............................     760,830      682,689      614,799
  Program costs..........................................     630,956      592,095           --
  Selling and marketing..................................     277,257      264,937      134,101
  General and administrative.............................     237,317      172,419       80,838
  Other operating costs..................................      89,723       87,014       81,028
  Amortization of cable distribution fees................      26,680       22,089       19,261
  Depreciation and amortization..........................     175,539      152,537       45,891
                                                           ----------   ----------   ----------
    Total operating costs and expenses...................   2,198,302    1,973,780      975,918
                                                           ----------   ----------   ----------
  Operating profit.......................................     343,595      231,730       61,142
Other income (expense):
  Interest income........................................      37,573       19,745        1,684
  Interest expense.......................................     (73,106)    (103,258)      (9,728)
  Gain on sale of securities.............................      89,721           --           --
  Miscellaneous..........................................       2,103      (19,077)     (11,799)
                                                           ----------   ----------   ----------
                                                               56,291     (102,590)     (19,843)
                                                           ----------   ----------   ----------
Earnings before income taxes.............................     399,886      129,140       41,299
Income tax expense.......................................     (73,318)     (37,313)     (27,490)
Minority interest expense................................    (241,369)     (87,262)          --
                                                           ----------   ----------   ----------
NET EARNINGS.............................................  $   85,199   $    4,565   $   13,809
                                                           ==========   ==========   ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  247,474   $  234,903
Accounts and notes receivable, net of allowance of $33,317
  and $20,572, respectively.................................     381,175      317,298
Inventories, net............................................     432,520      411,727
Investment held for sale....................................          --       27,737
Deferred income taxes.......................................      12,077        9,448
Other current assets, net...................................       8,542       14,685
                                                              ----------   ----------
  Total current assets......................................   1,081,788    1,015,798
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     123,606       79,465
Buildings and leasehold improvements........................      59,074       55,136
Furniture and other equipment...............................      67,246       45,616
Land........................................................      10,246       10,242
Projects in progress........................................      31,736       14,587
                                                              ----------   ----------
                                                                 291,908      205,046
  Less accumulated depreciation and amortization............     (79,350)     (43,262)
                                                              ----------   ----------
                                                                 212,558      161,784

OTHER ASSETS
Intangible assets, net......................................   5,029,769    5,231,776
Cable distribution fees, net ($35,181 and $39,650,
  respectively, to related parties).........................     130,988      100,416
Long-term investments.......................................      93,742       71,601
Notes and accounts receivable, net..........................      19,506           --
Inventories, net............................................     154,497      150,293
Advances to USAI and Subsidiaries...........................     410,107      132,175
Deferred income taxes.......................................      61,755       99,646
Deferred charges and other, net.............................      36,934       39,075
                                                              ----------   ----------
                                                              $7,231,644   $7,002,564
                                                              ==========   ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $    3,758   $   28,223
Accounts payable, trade.....................................     147,864      159,288
Obligations for program rights and film costs...............     265,235      184,074
Cable distribution fees payable ($18,733 and $18,633,
  respectively, to related parties).........................      43,993       44,588
Deferred revenue............................................      47,536       30,813
Other accrued liabilities...................................     271,846      260,441
                                                              ----------   ----------
Total current liabilities...................................     780,232      707,427
LONG-TERM OBLIGATIONS (net of current maturities)...........     527,339      732,307
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS,
  net of current............................................     256,260      409,716
OTHER LONG-TERM LIABILITIES.................................      81,156       49,857
MINORITY INTEREST...........................................   4,244,114    3,783,085
COMMITMENTS AND CONTINGENCIES...............................          --           --
STOCKHOLDERS' EQUITY

Common Stock................................................   1,221,408    1,221,408
Additional paid-in capital..................................      70,312       70,755
Retained earnings...........................................      50,823       18,379
Accumulated other comprehensive income......................          --       10,353
Unearned compensation.......................................          --         (723)
                                                              ----------   ----------
Total stockholders' equity..................................   1,342,543    1,320,172
                                                              ----------   ----------
                                                              $7,231,644   $7,002,564
                                                              ==========   ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------
                                                                                                   ACCUMULATED
                                                           ADDITIONAL                                 OTHER
                                                COMMON      PAID-IN     RETAINED     UNEARNED     COMPREHENSIVE
                                   TOTAL        STOCK       CAPITAL     EARNINGS   COMPENSATION      INCOME
---------------------------------------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1996...  $1,289,463   $1,221,408     $70,755    $      5      $(2,705)       $     --
Amortization of unearned
  compensation related to stock
  options and equity
  participation plans..........       1,132           --          --          --        1,132              --
Net earnings for the year ended
  December 31, 1997............      13,809           --                  13,809           --              --
                                 ----------   ----------     -------    --------      -------        --------
BALANCE AT DECEMBER 31, 1997...   1,304,404    1,221,408      70,755      13,814       (1,573)             --
Comprehensive Income:
  Net earnings for the year
    ended December 31, 1998....       4,565           --          --       4,565           --              --
  Increase in unrealized gains
    in available for sale
    securities.................      10,353           --          --          --           --          10,353
                                 ----------
    Comprehensive income.......      14,918
                                 ----------
Amortization of unearned
  compensation related to stock
  options and equity
  participation plans..........         850           --          --          --          850              --
                                 ----------   ----------     -------    --------      -------        --------
BALANCE AT DECEMBER 31, 1998...  $1,320,172   $1,221,408     $70,755    $ 18,379      $  (723)       $ 10,353
Comprehensive Income:
  Net earnings for the year
    ended December 31, 1999....      85,199           --          --      85,199           --              --
  Decrease in unrealized gains
    in available for sale
    securities.................     (10,353)          --          --          --           --         (10,353)
                                 ----------
    Comprehensive income.......      74,846
                                 ----------
Mandatory tax distribution to
  LLC partners.................     (52,755)          --          --     (52,755)          --              --
Amortization of unearned
  compensation related to stock
  options and equity
  participation plans..........         280           --        (443)         --          723              --
                                 ----------   ----------     -------    --------      -------        --------
BALANCE AT DECEMBER 31, 1999...  $1,342,543   $1,221,408     $70,312    $ 50,823      $    --        $     --
                                 ==========   ==========     =======    ========      =======        ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1999         1998         1997
                                                             ---------   -----------   --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss)......................................  $  85,199   $     4,565   $ 13,809
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Depreciation and amortization..........................    175,539       152,537     45,891
    Amortization of cable distribution fees................     26,680        22,089     19,261
    Amortization of program rights and film costs..........    532,900       509,397         --
    Amortization of deferred financing costs...............      5,035         5,503        825
    Deferred income taxes..................................     13,298        12,500     13,583
    Equity in (earnings) losses of unconsolidated
      affiliates...........................................     (1,866)       18,238     12,492
    Minority interest......................................    241,369        87,262         --
    Changes in current assets and liabilities:
      Accounts receivable..................................    (33,879)     (115,955)    (5,290)
      Inventories..........................................    (16,805)     (136,160)   (37,389)
      Accounts payable.....................................    (11,233)       75,058     14,839
      Accrued liabilities and deferred revenue.............     28,738        84,152      3,174
    Payment for program rights and film costs..............   (555,383)     (426,949)        --
    Increase in cable distribution fees....................    (42,887)      (11,338)   (16,959)
    Other, net.............................................    (19,007)       (2,625)   (30,168)
                                                             ---------   -----------   --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES............    427,698       278,274     34,068
                                                             ---------   -----------   --------
Cash flows from investing activities:
  Acquisition of Universal Transaction, net of cash
    acquired...............................................         --    (1,297,233)        --
  Acquisitions, net of cash acquired.......................     (7,500)           --         --
  Capital expenditures.....................................    (70,681)      (52,085)   (27,812)
  Increase in long-term investments and notes receivable...    (54,478)      (23,226)   (26,979)
  Proceeds from sale of securities.........................    107,231            --         --
  Payment of merger and financing costs....................         --       (24,105)        --
  Other, net...............................................      8,654        (3,910)     5,000
                                                             ---------   -----------   --------
      NET CASH USED IN INVESTING ACTIVITIES................    (16,774)   (1,400,559)   (49,791)
                                                             ---------   -----------   --------
Cash flows from financing activities:
  Advances (to)/from USAi..................................   (493,985)     (105,105)    23,390
  Borrowings...............................................         --     1,641,380         --
  Net proceeds from issuance of Senior Notes...............         --       494,350         --
  Principal payments on long-term obligations..............   (253,224)   (1,491,484)      (919)
  Payment of mandatory tax distribution to LLC partners....    (52,755)           --         --
  Repurchase of LLC shares.................................     (8,934)           --         --
  Proceeds from issuance of LLC shares.....................    410,545       795,025         --
                                                             ---------   -----------   --------
      NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES.........................................   (398,353)    1,334,166     22,471
                                                             ---------   -----------   --------
  NET INCREASE IN CASH AND CASH EQUIVALENTS................     12,571       211,881      6,748
Cash and cash equivalents at beginning of period...........    234,903        23,022     16,274
                                                             ---------   -----------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................  $ 247,474   $   234,903   $ 23,022
                                                             =========   ===========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    Home Shopping Network, Inc. (the "Company" or "Home Shopping"), is a holding company, whose subsidiary USANi LLC is engaged in diversified media and electronic commerce businesses. In December 1996, the Company consummated a merger with USA Networks, Inc. ("USAi"), formerly known as HSN, Inc., and became a subsidiary of USAi (the "Home Shopping Merger").

    On February 12, 1998, USAi acquired USA Networks, a New York general partnership, consisting of cable television networks, USA Network and Sci-Fi Channel ("Networks"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram") (the "Universal Transaction").

    In connection with the Universal Transaction, the Company formed a new subsidiary, USANi LLC, and contributed the operating assets of the Home Shopping Network services ("HSN") to USANi LLC. Furthermore, USAi contributed Networks and Studios USA to USANi LLC on February 12, 1998.

    As of December 31, 1999, the Company engages in three principal areas of business:

    - NETWORKS AND TELEVISION PRODUCTION, which includes Networks and Studios USA. Networks operates the USA Network and Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

    - ELECTRONIC RETAILING, consisting primarily of the Home Shopping Network and America's Store, which are engaged in the electronic retailing business.

    - INTERNET SERVICES, which represents Internet Shopping Network, the Company's on-line retailing networks business.

BASIS OF PRESENTATION

    As Home Shopping has no operations, its notes to consolidated financial statements cover substantially the same subject manner as its subsidiary, USANi LLC, which statements are filed as part of this filing. As permitted by Regulation S-X, Section 4.04, the Holdco notes to consolidated financial statements omit disclosure which covers substantially the same subject manner as USANi LLC's notes to consolidated financial statements, which is presented beginning on page 111 in the USAi Form 10-K for the year ended December 31, 1999.

NOTE 2--INCOME TAXES

    In connection with the Home Shopping Merger on December 20, 1996, Home Shopping became a subsidiary of USAi and began to be included in the consolidated federal tax returns of USAi. Federal income tax expense represents an allocation of income tax expense from USAi, calculated as if Home Shopping was a separate filer for federal tax purposes.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

    A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

                                                          DECEMBER 31,
                                                          YEARS ENDED
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Income tax expense at the federal statutory
  rate of 35%..................................  $140,064   $ 45,199   $14,454
Amortization of goodwill and other
  intangibles..................................    11,618     12,369    10,916
State income taxes, net of effect of federal
  tax benefit..................................    10,128      4,363       723
Impact of minority interest....................   (87,246)   (26,509)       --
Other, net.....................................    (1,246)     1,891     1,397
                                                 --------   --------   -------
Income tax expense.............................  $ 73,318   $ 37,313   $27,490
                                                 ========   ========   =======

    The components of income tax expense are as follows:

                                                            DECEMBER 31,
                                                            YEARS ENDED
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Current income tax expense (benefit):
Federal..........................................  $47,265    $20,061    $12,795
  State..........................................   12,755      4,752      1,112
                                                   -------    -------    -------
      Current income tax expense (benefit).......   60,020     24,813     13,907
                                                   -------    -------    -------
Deferred income tax expense:
  Federal........................................   10,472     10,541     12,955
  State..........................................    2,826      1,959        628
                                                   -------    -------    -------
      Deferred income tax expense................   13,298     12,500     13,583
                                                   -------    -------    -------
      Total income tax expense...................  $73,318    $37,313    $27,490
                                                   =======    =======    =======

    The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998, are presented below. The

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES valuation allowance represents items for which it is more likely than not that the tax benefit will not be realized.

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Current deferred tax assets (liabilities):
Inventory costing.......................................  $  5,141   $  6,860
  Provision for accrued expenses........................     4,682      5,742
  Deferred revenue......................................   (19,336)   (20,212)
  Other.................................................    21,590     17,058
                                                          --------   --------
      Total current deferred tax assets.................  $ 12,077   $  9,448
                                                          ========   ========
Non-current deferred tax assets:
  Broadcast and cable fee contracts.....................  $  4,300   $ 10,381
  Programming costs.....................................    43,249     31,847
  Amortization of tax deductible goodwill...............   (39,353)   (19,464)
  Other.................................................    57,156     80,479
                                                          --------   --------
      Total non-current deferred tax assets.............    65,352    103,243
      Less valuation allowance..........................    (3,597)    (3,597)
                                                          --------   --------
      Net non-current deferred tax assets...............  $ 61,755   $ 99,646
                                                          ========   ========

    The Company has Federal income tax returns under examination by the Internal Revenue Service. The Company has received proposed adjustments related to certain examinations. Management believes that the resolution of the proposed adjustments will not have a material adverse effect on the Company's consolidated financial statements.

NOTE 3--GUARANTEE OF NOTES

    USAi issued $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). USANi LLC is a co-issuer and co-obligor of the Notes. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of USAi, including the Company and all of the subsidiaries of USANi LLC (other than subsidiaries that are, individually and in the aggregate, inconsequential to USANi LLC on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than the Company) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by the Company or USANi LLC, as the case may be.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

                         REPORT OF INDEPENDENT AUDITORS

The Members of USANi LLC

    We have audited the accompanying consolidated balance sheets of USANi LLC and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, members' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USANi LLC and subsidiaries at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

New York, New York
February 3, 2000

                           USANI LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                             1999           1998            1997
                                                          ----------   --------------   ------------
                                                                       (IN THOUSANDS)   (PREDECESSOR
                                                                                          COMPANY)
NET REVENUES
  Networks and television production....................  $1,305,871     $1,085,685      $       --
  Electronic retailing..................................   1,204,524      1,084,139       1,008,162
  Internet services.....................................      24,620         21,191          12,857
  Other.................................................       6,882         14,495          16,041
                                                          ----------     ----------      ----------
Total net revenues......................................   2,541,897      2,205,510       1,037,060
Operating costs and expenses:
  Cost of sales and services............................     760,830        682,689         614,799
  Program costs.........................................     630,956        592,095              --
  Selling and marketing.................................     277,257        264,937         134,101
  General and administrative............................     237,317        172,419          80,838
  Other operating costs.................................      89,723         87,014          81,028
  Amortization of cable distribution fees...............      26,680         22,089          19,261
  Depreciation and amortization.........................     175,539        152,537          45,891
                                                          ----------     ----------      ----------
    Total operating costs and expenses..................   2,198,302      1,973,780         975,918
                                                          ----------     ----------      ----------
  Operating profit......................................     343,595        231,730          61,142
Other income (expense):
  Interest income.......................................      37,573         19,745           1,684
  Interest expense......................................     (73,106)      (102,377)         (4,464)
  Gain on sale of securities............................      89,721             --              --
  Miscellaneous.........................................       2,103        (19,077)        (11,799)
                                                          ----------     ----------      ----------
                                                              56,291       (101,709)        (14,579)
                                                          ----------     ----------      ----------
Earnings before income taxes............................     399,886        130,021          46,563
Minority interest benefit...............................         603            881              --
Income tax expense......................................      (5,501)        (5,367)        (30,308)
                                                          ----------     ----------      ----------
NET EARNINGS............................................  $  394,988     $  125,535      $   16,255
                                                          ==========     ==========      ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                           ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  247,474   $  234,903
Accounts and notes receivable, net of allowance of $33,317
  and $20,572, respectively.................................     381,175      317,298
Inventories, net............................................     432,520      411,727
Investments held for sale...................................          --       35,234
Other current assets, net...................................       8,542       14,685
                                                              ----------   ----------
  Total current assets......................................   1,069,711    1,013,847
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     123,606       79,465
Buildings and leasehold improvements........................      59,074       55,136
Furniture and other equipment...............................      67,246       45,616
Land........................................................      10,246       10,242
Projects in progress........................................      31,736       14,587
                                                              ----------   ----------
                                                                 291,908      205,046
  Less accumulated depreciation and amortization............     (79,350)     (43,262)
                                                              ----------   ----------
                                                                 212,558      161,784
OTHER ASSETS
Intangible assets, net......................................   5,105,510    5,307,517
Cable distribution fees, net ($35,181 and $39,650,
  respectively, to related parties).........................     130,988      100,416
Long-term investments.......................................      93,742       71,601
Notes and accounts receivable, net..........................      19,506           --
Inventories, net............................................     154,497      150,293
Advances to USAI and Subsidiaries...........................     649,480      158,152
Deferred charges and other, net.............................      36,934       39,075
                                                              ----------   ----------
                                                              $7,472,926   $7,002,685
                                                              ==========   ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $    3,758   $   28,223
Accounts payable, trade.....................................     147,864      159,288
Obligations for program rights and film costs...............     265,235      184,074
Cable distribution fees payable ($18,733 and $18,633,
  respectively, to related parties).........................      43,993       44,588
Deferred revenue............................................      47,536       30,813
Other accrued liabilities...................................     257,575      248,271
                                                              ----------   ----------
Total current liabilities...................................     765,961      695,257
LONG-TERM OBLIGATIONS
  (net of current maturities)...............................     527,339      732,307
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS,
  net of current............................................     256,260      409,716
OTHER LONG-TERM LIABILITIES.................................      81,156       49,857
MINORITY INTEREST...........................................         531          143
COMMITMENTS AND CONTINGENCIES...............................          --           --
MEMBERS' EQUITY
Class A (245,601,782 and 227,557,484 shares,
  respectively).............................................   1,912,514    1,753,618
Class B (282,161,532 and 267,379,778 shares,
  respectively).............................................   2,978,635    2,736,363
Class C (45,774,708 shares).................................     466,252      466,252
Retained earnings...........................................     484,278      142,045
Accumulated other comprehensive income......................          --       17,850
Unearned compensation.......................................          --         (723)
                                                              ----------   ----------
Total members' equity.......................................   5,841,679    5,115,405
                                                              ----------   ----------
                                                              $7,472,926   $7,002,685
                                                              ==========   ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

----------------------------------------------------------------------------------------------------------------
                                                                            MEMBERS'    RETAINED     UNEARNED
                                                                TOTAL        EQUITY     EARNINGS   COMPENSATION
----------------------------------------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
BALANCE AT JANUARY 1, 1997..................................  $1,390,975   $1,393,425   $   255       $(2,705)
                                                              ----------   ----------   -------       -------
Net earnings for the year ended December 31, 1997...........      16,255           --    16,255            --
Amortization of unearned compensation related to stock
  options and equity participation plans....................       1,132           --        --         1,132
                                                              ----------   ----------   -------       -------
BALANCE AT DECEMBER 31, 1997................................  $1,408,362   $1,393,425   $16,510       $(1,573)
                                                              ==========   ==========   =======       =======

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    ACCUMULATED
                                                  CLASS A      CLASS B      CLASS C                    OTHER
                                                    LLC          LLC          LLC       RETAINED   COMPREHENSIVE      UNEARNED
                                      TOTAL        SHARES       SHARES       SHARES     EARNINGS       INCOME       COMPENSATION
---------------------------------------------------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
CONTRIBUTION OF EQUITY EFFECTIVE
  AT
  JANUARY 1, 1998.................  $1,408,362   $1,393,425   $       --   $       --   $16,510       $     --         $(1,573)
Comprehensive income:
  Net earnings for the year ended
    December 31, 1998.............     125,535           --           --           --   125,535             --              --
  Increase in unrealized gains in
    available for sale
    securities....................      17,850           --           --           --        --         17,850              --
                                    ----------
    Comprehensive income..........     143,385
                                    ----------
Distribution of net deferred tax
  assets to USAi on February 12,
  1998............................     (46,765)     (46,765)          --           --        --             --              --
LLC Shares issued on February 12,
  1998 in connection with
  Universal Transaction...........   2,514,548      277,898    2,236,650           --        --             --              --
Other LLC Shares issued...........   1,095,025       93,949      534,824      466,252        --             --              --
Exchange of Class B LLC Shares for
  Class A LLC Shares (See Note
  9)..............................          --       35,111      (35,111)          --        --             --              --
Amortization of unearned
  compensation related to stock
  options and equity participation
  plans...........................         850           --           --           --        --             --             850
                                    ----------   ----------   ----------   ----------   --------      --------         -------
BALANCE AT DECEMBER 31, 1998......   5,115,405    1,753,618    2,736,363      466,252   142,045         17,850            (723)
Comprehensive income:
  Net earnings for the year ended
    December 31, 1999                  394,988           --           --           --   394,988             --              --
  Decrease in unrealized gains in
    available for sale
    securities....................     (17,850)          --           --           --        --        (17,850)             --
                                    ----------
    Comprehensive income..........     377,138
                                    ----------
Issuance of LLC shares............     410,545      168,273      242,272           --        --             --              --
Repurchase of LLC shares..........      (8,934)      (8,934)          --           --        --             --              --
Mandatory tax distribution to LLC
  partners........................     (52,755)          --           --           --   (52,755)            --              --
Cancellation of employee equity
  program.........................         280         (443)          --           --        --             --             723
                                    ----------   ----------   ----------   ----------   --------      --------         -------
BALANCE AT DECEMBER 31, 1999......  $5,841,679   $1,912,514   $2,978,635   $  466,252   $484,278      $     --         $    --
                                    ==========   ==========   ==========   ==========   ========      ========         =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                1999         1998           1997
                                                              ---------   -----------   ------------
                                                                                        (PREDECESSOR
                                                                                          COMPANY)
                                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................  $ 394,988   $   125,535   $     16,255
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    175,539       152,537         45,891
    Amortization of cable distribution fees.................     26,680        22,089         19,261
    Amortization of program rights and film costs...........    532,900       509,397             --
    Gain on sale of securities..............................    (89,721)           --             --
    Amortization of deferred financing costs................      5,035         5,423            188
    Deferred income taxes...................................         --            --         13,583
    Equity in (earnings) losses of unconsolidated
      affiliates............................................     (1,866)       18,238         12,492
    Minority interest.......................................       (603)         (881)            --
    Changes in current assets and liabilities:
      Accounts receivable...................................    (33,879)     (115,955)        (5,290)
      Inventories...........................................    (16,805)     (136,160)       (37,389)
      Accounts payable......................................    (11,233)       75,058         14,839
      Accrued liabilities and deferred revenue..............     28,738        92,932          5,992
    Payment for program rights and film costs...............   (555,383)     (426,949)            --
    Increase in cable distribution fees.....................    (42,887)      (11,338)       (16,959)
    Other, net..............................................     16,195       (31,652)       (28,626)
                                                              ---------   -----------   ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............    427,698       278,274         40,237
                                                              ---------   -----------   ------------
Cash flows from investing activities:
  Acquisition of Universal Transaction, net of cash
    acquired................................................         --    (1,297,233)            --
  Acquisitions, net of cash acquired........................     (7,500)           --             --
  Capital expenditures......................................    (70,681)      (52,085)       (27,812)
  Increase in long-term investments and notes receivable....    (54,478)      (23,226)       (26,979)
  Proceeds from sale of securities..........................    107,231            --             --
  Payment of merger and financing costs.....................         --       (24,105)            --
  Other, net................................................      8,654        (3,910)         5,000
                                                              ---------   -----------   ------------
      NET CASH USED IN INVESTING ACTIVITIES.................    (16,774)   (1,400,559)       (49,791)
                                                              ---------   -----------   ------------
Cash flows from financing activities:
  Advances (to)/from USAi...................................   (493,985)     (105,105)        16,302
  Borrowings................................................         --     1,641,380             --
  Net proceeds from issuance of Senior Notes................         --       494,350             --
  Payment of mandatory tax distribution to LLC partners.....    (52,755)           --             --
  Principal payments on long-term obligations...............   (253,224)   (1,491,484)            --
  Repurchase of LLC shares..................................     (8,934)           --             --
  Proceeds from issuance of LLC shares......................    410,545       795,025             --
                                                              ---------   -----------   ------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...   (398,353)    1,334,166         16,302
                                                              ---------   -----------   ------------
  NET INCREASE IN CASH AND CASH EQUIVALENTS.................     12,571       211,881          6,748
Cash and cash equivalents at beginning of period............    234,903        23,022         16,274
                                                              ---------   -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 247,474   $   234,903   $     23,022
                                                              =========   ===========   ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--COMPANY FORMATION, BUSINESS AND BASIS OF PRESENTATION

COMPANY FORMATION

    USANi LLC (the "Company" or "LLC"), a Delaware limited liability company, was formed on February 12, 1998 and is a subsidiary of Home Shopping
Network, Inc. ("Home Shopping" or "Holdco"), which is a subsidiary of USA Networks, Inc. ("USAi"), formerly known as HSN, Inc. At its formation, USAi and Home Shopping contributed substantially all of the operating assets and liabilities of Home Shopping to the Company in exchange for Class A LLC Shares of the Company.

    On February 12, 1998, the Company acquired USA Networks, a New York general partnership, consisting of cable television networks, USA Network and Sci-Fi Channel ("Networks"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram") (the "Universal Transaction")--See Note 3.

    In connection with the Universal Transaction, the Company paid Universal approximately $4.1 billion in the form of a cash payment of approximately
$1.6 billion, and an effective 45.8% interest in USAi through shares of common stock, par value $.01 per share, of USAi (the "USAi Common Stock") and Class B common stock, par value $.01 per share, of USAi (the "USAi Class B Common Stock"), and Class B LLC Shares exchangeable (subject to regulatory restrictions) into shares of USAi Common Stock and USAi Class B Common Stock.

    The Investment Agreement, as amended and restated as of December 18, 1997, among USAi, Home Shopping, Universal and Liberty Media Corporation ("Liberty") (the "Investment Agreement"), relating to the Universal Transaction also contemplated that, on or prior to June 30, 1998, USAi and Liberty, now a subsidiary of AT&T Corporation ("AT&T"), would complete a transaction involving a $300 million cash investment, plus an interest factor, by Liberty in USAi and/or the Company through the purchase of USAi Common Stock or Class C LLC Shares. The transaction closed on June 30, 1998 with Liberty making a cash payment of $308.5 million in exchange for 30,000,000 Class C LLC Shares.

    On January 20, 2000, the Board of Directors declared a two-for-one stock split of USANi LLC's members' equity interests, payable in the form of a dividend to shareholders of record as of the close of business on February 10, 2000. The stock dividend was paid on February 24, 2000. All share numbers give effect to such stock split.

COMPANY BUSINESS

    The Company is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses.

    The three principal areas of business are:

    - NETWORKS AND TELEVISION PRODUCTION, which includes Networks and Studios USA. Networks operates the USA Network and Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

    - ELECTRONIC RETAILING, which consists primarily of the Home Shopping Network and America's Store which are engaged in the electronic retailing business.

    - INTERNET SERVICES, which represents Internet Shopping Network, the Company's on-line retailing networks business.

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

BASIS OF PRESENTATION

    The contribution of assets by USAi and Home Shopping to the Company was accounted for in the accompanying consolidated financial statements in a manner similar to the pooling-of-interests for business combinations due to the common ownership of Home Shopping and USANi LLC. Accordingly, the assets and liabilities were transferred to the LLC at Home Shopping's historical cost.

    Given that equity interests in limited liability companies are not in the form of common stock, earnings per share data is not presented.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ELECTRONIC RETAILING AND INTERNET SERVICES

    Revenues from electronic retailing and internet services primarily consist of merchandise sales and are reduced by incentive discounts and sales returns to arrive at net sales. Revenues are recorded for credit card sales upon transaction authorization, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. Home Shopping's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery. Allowances for returned merchandise and other adjustments are provided based upon past experience.

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

MERCHANDISE INVENTORIES, NET

    Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Merchandise inventories are presented net of an inventory carrying adjustment of $29.1 million and $23.4 million at December 31, 1999 and 1998, respectively.

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

ASSET CATEGORY                                      DEPRECIATION/AMORTIZATION PERIOD
--------------                                      --------------------------------
Computer and broadcast equipment..................  3 to 13 Years
Buildings.........................................  30 to 40 Years
Leasehold improvements............................  4 to 20 Years
Furniture and other equipment.....................  3 to 10 Years

    Depreciation and amortization expense on property, plant and equipment was $41.0 million and $35.0 million for the years ended December 31, 1999 and 1998.

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

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CABLE DISTRIBUTION FEES

    Cable distribution fees relate to upfront fees paid in connection with long term cable contracts for carriage of Home Shopping's programming. These fees are amortized to expense on a straight line basis over the terms of the respective contracts, with original terms from 5 to 15 years.

ADVERTISING

    Advertising costs are primarily expensed in the period incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 were $95.5 million, $88.8 million and $13.2 million, respectively.

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

    Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, program rights and film cost amortization, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, estimates of film revenue ultimates and various other operating allowances and accruals.

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 1999 presentation.

NOTE 3--BUSINESS ACQUISITIONS

UNIVERSAL TRANSACTION

    In connection with the Universal Transaction, USAi paid Universal approximately $4.1 billion in the form of a cash payment of approximately
$1.6 billion, a portion of which ($300 million plus interest) was deferred until no later than June 30, 1998, and an effective 45.8% interest in USAi through shares of USAi common stock and USAi Class B Common Stock, and LLC Shares which are exchangeable (subject to regulatory restrictions) into shares of USAi Common Stock and USAi Class B Common Stock. At the closing of the Universal Transaction, USAi contributed its Home Shopping business to USANi LLC, a subsidiary of USAi.

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Investment Agreement, as amended and restated as of December 18, 1997, among USAi, Home Shopping, Universal and Liberty (the "Investment Agreement"), relating to the Universal Transaction also contemplated that, on or prior to June 30, 1998, the Company and Liberty, a subsidiary of AT&T Corporation ("AT&T"), would complete a transaction involving a $300 million cash investment, plus an interest factor, by Liberty in the Company through the purchase of Common Stock or LLC Shares. The transaction closed on June 30, 1998 with Liberty making a cash payment of $308.5 million in exchange for 30,000,000 LLC shares.

    The following unaudited pro forma consolidated financial information for the year ended December 31, 1998 and 1997, is presented to reflect the results of the Company as if the Universal Transaction occurred at the beginning of each of the periods presented. The pro forma results include certain adjustments, including increased amortization related to goodwill, changes in programming and film costs amortization and an increase in interest expense, and are not necessarily indicative of what the results would have been had the Universal Transaction actually occurred on the aforementioned dates.

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                       -----------------------
                                                          1998         1997
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Net revenues.........................................  $2,362,874   $2,144,664
Net earnings.........................................     143,187       65,648

NOTE 4--INTANGIBLE ASSETS

    Intangible assets represents goodwill which is amortized using the straight-line method over 40 years.

    Goodwill primarily relates to the acquisition by USAi of Home Shopping and the Universal Transaction, and represents the excess of purchase price over the fair value of assets acquired and is net of accumulated amortization of $284.7 million and $150.7 million at December 31, 1999 and 1998, respectively.

NOTE 5--LONG-TERM OBLIGATIONS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Unsecured Senior Credit Facility ("New Facility"); with a
  $40,000,000 sub-limit for letters of credit, entered into
  February 12, 1998, which matures on December 31, 2002. At
  the Company's option, the interest rate on borrowings is
  tied to the London Interbank Offered Rate ("LIBOR") or the
  Alternate Base Rate ("ABR"), plus an applicable margin.
  Interest rate at December 31, 1998 was 6.0%...............  $     --   $250,000
$500,000,000 6 3/4% Senior Notes (the "Senior Notes") due
  November 15, 2005; interest payable May 15 and November 15 commencing May 15, 1999. Interest rate at December 31,
  1999 was 6.84%............................................   497,914    496,896
Other long-term obligations maturing through 2007...........    33,183     13,634
                                                              --------   --------
Total long-term obligations.................................   531,097    760,530
Less current maturities.....................................    (3,758)   (28,223)
                                                              --------   --------
Long-term obligations, net of current maturities............  $527,339   $732,307
                                                              ========   ========

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    On February 12, 1998, USAi and USANi LLC, as borrower, entered into a credit agreement which provides for a $1.6 billion credit facility. The credit facility was used to finance the Universal Transaction and to refinance USAi's then-existing $275.0 million revolving credit facility. The credit facility consists of (1) a $600.0 million revolving credit facility with a $40.0 million sub-limit for letters of credit, (2) a $750.0 million Tranche A Term Loan and,
(3) a $250.0 million Tranche B Term Loan. The Tranche A Term Loan and the Tranche B Term Loan have been permanently repaid as of December 31, 1999, as described below. The revolving credit facility expires on December 31, 2002.

    On November 23, 1998, USAi and USANi LLC completed an offering of
$500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). Proceeds received from the sale of the Notes together with available cash were used to repay and permanently reduce $500.0 million of the Tranche A Term Loan. On August 5, 1998, USANi LLC permanently repaid the Tranche B Term Loan in the amount of $250.0 million from cash on hand. In 1999 the Company permanently repaid the Tranche A Term Loan in the amount of $250.0 million from cash on hand.

    The existing credit facility is guaranteed by substantially all of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin, and $598.7 million was available for borrowing as of December 31, 1999 after taking into account outstanding letters of credit. The credit facility includes covenants requiring, among other things, maintenance of specific operating and financial ratios and places restrictions on payments of dividends, incurrence of indebtedness and investments. The Company pays a commitment fee of .1875% on the unused portion of the credit facility.

    Aggregate contractual maturities of long-term obligations are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2000........................................................     $  3,758
2001........................................................        6,500
2002........................................................        6,315
2003........................................................        2,722
2004........................................................        2,031
Thereafter..................................................      509,771
                                                                 --------
                                                                 $531,097
                                                                 ========

NOTE 6--INCOME TAXES

    The Company was formed as a limited liability company on February 12, 1998 and is treated as a partnership for income tax purposes. As such, the individual LLC members are subject to federal and state taxes based on their allocated portion of income and expenses and the Company is not subject to Federal and state income taxation. However, for the period January 1, 1998 to February 11, 1998 and the year ended December 31, 1997, the Company and its predecessor were subject to Federal and state taxation.

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings (loss) before income taxes is shown as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   1997
                                                              --------------
                                                              (IN THOUSANDS)
Income tax expense (benefit) at the federal statutory rate
  of 35%....................................................      $16,297
Amortization of goodwill and other intangibles..............       10,916
State income taxes, net of effect of federal tax benefit....        1,064
Non-deductible portion of executive compensation............           --
Other, net..................................................        2,031
                                                                  -------
Income tax expense..........................................      $30,308
                                                                  =======

    The components of income tax expense are as follows:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1997
                                                              -----------------
                                                               (IN THOUSANDS)
Current income tax expense:
  Federal...................................................       $15,088
  State.....................................................         1,637
                                                                   -------
    Current income tax expense..............................        16,725
Deferred income tax expense:
  Federal...................................................        12,955
  State.....................................................           628
                                                                   -------
    Deferred income tax expense.............................        13,583
                                                                   -------
    Total income tax expense................................       $30,308
                                                                   =======

    The Company has Federal income tax returns under examination by the Internal Revenue Service. The Company has received proposed adjustments related to certain examinations. Management believes that the resolution of the proposed adjustments will not have a material adverse effect on the Company's consolidated financial statements.

NOTE 7--COMMITMENTS AND CONTINGENCIES

    The Company leases satellite transponders, computers, warehouse and office space, as well as broadcast and production facilities, equipment and services used in connection with its operations under various operating leases and contracts, many of which contain escalation clauses.

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Future minimum payments under non-cancellable agreements are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2000........................................................     $ 46,243
2001........................................................       43,948
2002........................................................       36,270
2003........................................................       18,346
2004........................................................       13,320
Thereafter..................................................       14,460
                                                                 --------
                                                                 $172,587
                                                                 ========

    Expenses charged to operations under these agreements were $44.1 million, $45.9 million and $20.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    The Company is required to provide funding, from time to time, for the operations of its investments in joint ventures accounted for under the equity method.

NOTE 8--INVENTORIES

                                                         DECEMBER 31,            DECEMBER 31,
                                                             1999                    1998
                                                     ---------------------   ---------------------
                                                     CURRENT    NONCURRENT   CURRENT    NONCURRENT
                                                     --------   ----------   --------   ----------
                                                                    (IN THOUSANDS)
Film costs:
  Released, net of amortization....................  $ 76,183    $ 47,012    $ 98,082    $ 61,283
  In process and unreleased........................    38,366       2,378         138          --
Programming costs, net of amortization.............   149,959     105,107     151,192      89,010
Sales merchandise, net.............................   168,012          --     162,315          --
                                                     --------    --------    --------    --------
    Total..........................................  $432,520    $154,497    $411,727    $150,293
                                                     ========    ========    ========    ========

    The Company estimates that approximately 90% of unamortized film costs at December 31, 1999 will be amortized within the next three years.

NOTE 9--MEMBERS' EQUITY

    On January 20, 2000, the Board of Directors declared a two-for-one stock split of USANi LLC's members' equity interests, payable in the form of a dividend to shareholders of record as of the close of business on February 10, 2000. The 100% stock dividend was paid on February 24, 2000. All share numbers give effect to such stock split.

    In connection with the Universal Transaction, the Company was formed through the authorization and issuance of three classes of shares, Class A LLC Shares, Class B LLC Shares and Class C LLC Shares. In return for LLC Shares (i) USAi (and certain of its subsidiaries) contributed its assets and liabilities related to its Electronic retailing and Internet services businesses and (ii) Universal (and certain of its subsidiaries) contributed Networks and Studios USA. On
June 30, 1998, and in connection with the Universal Transaction, Liberty purchased 30,000,000 Class C LLC Shares for $308.5 million. USAi, Home Shopping, Universal and Liberty (and their respective subsidiaries) are collectively referred to herein as the "Members".

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In connection with various equity transactions at USAi in 1998, Universal completed its mandatory purchase obligation in exchange for total consideration of $539.3 million in the form of $234.7 million in cash and $304.6 million applied against the deferred purchase obligations (including accrued interest).

    In 1998, Liberty exercised certain of its preemptive rights and acquired 9,394,900 shares of USAi Common Stock in exchange for $93.9 million. USAi contributed $93.9 million to the LLC in exchange for 9,394,900 Class A LLC Shares. In addition, Liberty exercised certain of its preemptive rights and acquired 15,774,708 Class C LLC Shares in exchange for $157.7 million in cash.

    On December 30, 1998, USAi acquired from Universal an entity which owned 3,411,308 Class B LLC shares in exchange for issuing to Universal 670,000 shares of USAi Class B Common Stock and 2,741,308 shares of USAi Common Stock. The transaction resulted in the Class B LLC Shares being converted into Class A LLC Shares.

    In 1999, in connection with Liberty's exercise of certain of its preemptive rights, USAi acquired 7,277,290 Class A LLC shares in exchange for $120.3 million. In addition, USAi acquired 11,244,900 Class A LLC shares in exchange for $48.0 million and sold 477,892 Class A LLC shares back to the LLC in exchange for $8.9 million.

    In 1999, Universal exercised certain of its preemptive rights and acquired 14,781,752 Class B LLC shares in exchange for $242.3 million.

    Each of the classes of the LLC Shares are identical in all material respects. The business and affairs of the Company are managed by Mr. Barry Diller and USAi in accordance with the Governance Agreement among USAi, Universal, Liberty and Mr. Diller.

    By various methods, Universal and Liberty hold the right, from time to time, to exchange Class B LLC Shares and Class C LLC Shares of the Company for either USAi Common Stock or USAi Class B Common Stock.

NOTE 10--LITIGATION

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

NOTE 11--BENEFIT PLANS

    The Company offers various plans pursuant to Section 401(k) of the Internal Revenue Code covering substantially all full-time employees who are not party to collective bargaining agreements. The Company's share of the matching employer contributions is set at the discretion of the Board of Directors or the applicable committee thereof.

NOTE 12--STOCK OPTION PLANS

    The following describes the stock option plans. Share numbers, prices and earnings per share reflect USAi's two-for-one stock split to holders of record at the close of business on February 10, 2000.

    USAi has outstanding options to employees or consultants of the Company under several plans (the "Plans") which provide for the grant of options to purchase USAi's common stock at not less than fair market value on the date of the grant. The options under the Plans vest ratably, generally over a range of three to five years from the date of grant and generally expire not more than 10 years from the date of grant. Four of the Plans have options available for future grants.

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    USAi also has outstanding options to outside directors under one plan (the "Directors Plan") which provides for the grant of options to purchase USAi's common stock at not less than fair market value on the date of the grant. The options under the Directors Plan vest ratably, generally over three years from the date of grant and expire not more than 10 years from the date of grant. A summary of changes in outstanding options under the stock option plans following the Company's two-for-one stock split, is as follows:

                                                                                   DECEMBER 31,
                                                  -------------------------------------------------------------------------------
                                                            1999                        1998                       1997
                                                  -------------------------   ------------------------   ------------------------
                                                                 PRICE                       PRICE                      PRICE
                                                   SHARES        RANGE         SHARES        RANGE        SHARES        RANGE
                                                  --------   --------------   --------   -------------   --------   -------------
                                                                               (SHARES IN THOUSANDS)
Outstanding at beginning of period..............   68,916    $         2-37    65,872    $        2-37    32,598    $        1-37
Granted or issued in connection with mergers....    8,093    $        16-28     7,338    $        9-15    23,160    $        5-10
Exercised.......................................   (7,881)   $         1-13    (3,074)   $         2-8    (1,936)   $         1-8
Cancelled.......................................     (798)   $         6-18    (1,220)   $        3-13    (1,096)   $        3-37
Options transferred to employees and outside
  directors of USAi.............................       --                          --                     13,146    $         1-8
                                                   ------                      ------                     ------
Outstanding at end of period....................   68,330    $         1-37    68,916    $        2-37    65,872    $        1-37
                                                   ------                      ------                     ------
Options exercisable.............................   44,697    $         1-37    34,422    $        2-37    21,680
                                                   ------                      ------                     ------

    The weighted average exercise prices during the year ended December 31, 1999, were $23.77, $6.05 and $11.56 for options granted, options exercised and options cancelled, respectively. The weighted average fair value of options granted during the year was $9.52.

    The weighted average exercise prices during the year ended December 31, 1998, were $12.62, $5.04 and $12.34 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $12.56.

    The weighted average exercise prices during the year ended December 31, 1997, were $9.39, $3.70 and $7.35 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $5.91.

                                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                      ------------------------------------------   -------------------------
                                                           WEIGHTED
                                                            AVERAGE     WEIGHTED                    WEIGHTED
                                                           REMAINING    AVERAGE    EXERCISABLE AT   AVERAGE
                                       OUTSTANDING AT     CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICE               DECEMBER 31, 1999      LIFE        PRICE          1999         PRICE
-----------------------               -----------------   -----------   --------   --------------   --------
                                       (IN THOUSANDS)                              (IN THOUSANDS)
$0.01 to $5.00......................       18,850             5.8        $ 4.71        19,509        $ 4.71
$5.01 to $10.00.....................       32,055             7.0          8.20        23,057          7.68
$10.01 to $15.00....................        8,362             8.6         12.51         1,994         12.50
$15.01 to $20.00....................        3,612             9.1         18.71            20         19.44
$20.01 to $25.00....................          662             8.4         21.42           117         21.44
$25.01 to $37.00....................        4,789             9.9         27.91            --            --
                                           ------                                      ------
                                           68,330             7.2          9.83        44,697          6.64
                                           ======                                      ======

    Pro forma information regarding net income and earnings per share is required SFAS 123. The information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rates of 5.0%, 5.0% and 5.5%, respectively; a dividend yield of zero; a volatility factor of .44, .56 and .71, respectively, based on the expected market price of USAi Common Stock based on historical trends; and a weighted-average expected life of the options of five years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Pro forma net income (loss) (in thousands)..................  $357,900   $89,010    $(1,137)

    These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

NOTE 13--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31, 1999:

    In 1999, the Company acquired post-production equipment through a capital lease totaling $2.5 million.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31, 1998:

                                                              (IN THOUSANDS)
                                                              --------------
ACQUISITION OF NETWORKS AND STUDIOS USA
  Acquisition price.........................................   $ 4,115,531
  Less: Amount paid in cash.................................    (1,300,983)
                                                               -----------
  Total non-cash consideration..............................   $ 2,814,548
                                                               ===========
Components of non-cash consideration:
  Deferred purchase price liability.........................   $   300,000
  Issuance of USAi Common Shares and USAi Class B Shares....       277,898
  Issuance of USANi LLC Shares..............................     2,236,650
                                                               -----------
                                                               $ 2,814,548
                                                               ===========
Exchange of Class B USANi LLC Shares for Deferred Purchase
  Price Liability...........................................   $   304,636
                                                               ===========

    During the period ended December 31, 1998, the Company acquired computer equipment through a capital lease totaling $15.5 million.

    On December 30, 1998, the Company acquired from Universal an entity which owned 3,411,308 Class B LLC Shares in exchange for issuing to Universal 670,000 shares of USAi Class B Common Stock

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and 2,741,308 shares of USAi Common Stock. The transaction resulted in the Class B LLC Shares being converted into Class A LLC Shares.

    Supplemental disclosure of cash flow information:

                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
CASH PAID DURING THE PERIOD FOR:
  Interest........................................  $47,112    $68,751     $5,875
  Income tax payments.............................    3,935         --      6,339
  Income tax refund...............................       --         --      5,732

NOTE 14--RELATED PARTY TRANSACTIONS

    As of December 31, 1999, the Company was involved in several agreements with related parties as follows:

    The Company entered into a lease agreement with an entity owned by the Chairman of the Board and Chief Executive Officer of the Company providing for the use of an aircraft for corporate purposes. The lease has a five-year term and is terminable by either party on thirty days' notice. In the years ended December 31, 1999, 1998 and 1997, the Company paid a total of $2.1 million, $2.0 million and $2.7 million, respectively, related to the use of the aircraft.

    Universal provides certain support services to the Company under a Transition Services agreement entered into in connection with the Universal Transaction. For these services, which include use of pre-production, production and post-production facilities, information technology services, physical distribution, contract administration, legal services and office space, Universal charged the Company $12.5 million and $15.0 million for the years ended December 31, 1999 and 1998, respectively, of which $8.0 million and $8.5 million was capitalized to production costs, respectively.

    Universal and the Company entered into an International Television Distribution Agreement under which the Company pays to Universal a distribution fee of 10% on all programming owned or controlled by the Company distributed outside of the United States. For the years ended December 31, 1999 and 1998, the fee totaled $9.0 million and $1.3 million, respectively.

    In addition, the Company and Universal entered into a Domestic Television Distribution Agreement under which the Company distributes in the United States certain of Universal's television programming. For the years ended December 31, 1999 and 1998, Universal paid the Company $1.5 million in both years.

    In the normal course of business, Home Shopping Network and Networks enter into agreements with the operators of cable television systems and operators of broadcast television stations for the carriage of Home Shopping, USA Network and Sci-Fi Channel programming. Home Shopping Network and Networks have entered into agreements with a number of cable operators that are affiliates of AT&T. The long-term contracts for Home Shopping Network provide for a minimum subscriber guarantee and incentive payments based on the number of subscribers. Cash paid by Home Shopping Network to AT&T and certain of its affiliates under these contracts for cable commissions and advertising was $9.5 million, $9.5 million, and $9.6 million for the years ended 1999, 1998, and 1997, respectively. The long-term contracts for Networks provide for subscriber fee payments to Networks. For the years ended December 31, 1999 and 1998, AT&T paid $70.4 and $62.2 million respectively to Networks under these agreements.

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Home Shopping has affiliation agreements with USA Broadcasting ("USAB"), a wholly owned subsidiary of USAi which provides for the USAB's broadcast of Home Shopping's electronic retailing programming on a full-time basis. Expense related to these affiliation agreements with USAB for the years ended
December 31, 1999, 1998 and 1997 was $38.1 million, $38.7 million and
$41.7 million, respectively.

    Under the USANi LLC Operating Agreement, USANi LLC is obligated to make a distribution to each of the LLC members in an amount equal to each member's share of USANi LLC's taxable income at a specified tax rate. The first such payment was made on March 1, 1999 to USAi, Universal and Liberty covering the year ended December 31, 1998 in the amount of $52.8 million, of which $24.0 million was paid by USAi.

NOTE 15--TRANSACTIONS WITH USAI AND SUBSIDIARIES

    Advances to USAi and subsidiaries generally represent net amounts transferred from the Company to USAi and its subsidiaries to fund operations and other related items. Pursuant to the Investment Agreement, all excess cash held at USAi and subsidiaries is transferred to the Company no less frequently than monthly and the Company may transfer funds to USAi to satisfy obligations of USAi and its subsidiaries. Under the Investment Agreement, transfers of cash are evidenced by a demand note and accrue interest at the Company's borrowing rate under the credit facility.

    During the year ended December 31, 1999, net transfers from USANi LLC to USAi totaling approximately $429.1 million, including $372.2 million related to the Hotel Reservations Network Transaction and the October Films/PFE Transaction (including $200 million to make the Universal Advance), $50.9 million to fund the operations of USAi's television broadcast operations, $98.6 million to repay a portion of the outstanding borrowings assumed in the October Films/PFE Transaction and $8.8 million to fund the operations of USA Films. Funds were also transferred to USAi to purchase shares of treasury stock. These amounts were offset by $79.4 million and $40.0 million of funds transferred to USANi LLC from the Ticketing operations business and the Hotel reservations business, respectively. During the year ended December 31, 1998 net cash transfers totaling approximately $118.2 million were made to repay USAi's revolving credit facility, repay Ticketmaster's bank credit facility, and fund the operations of USAi's broadcast operation, offset by proceeds from the sale of the assets of SF Broadcasting and USAi's Baltimore television station. The interest incurred on the net transfers for the years ended December 31, 1999 and 1998 was approximately $7.2 million and $9.5 million, respectively.

    The Company allocates certain overhead expenses to the USAi parent company based upon the fair value of services performed. Expenses allocated for the periods ended December 31, 1999 and 1998 were $8.6 million and $5.9 million, respectively.

    In accordance with the Investment Agreement, certain transfers of funds between the Company and USAi are not evidenced by a demand note and do not accrue interest, primarily relating to the establishment of the operations of the Company and to equity contributions.

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--QUARTERLY RESULTS (UNAUDITED)

                                                    QUARTER         QUARTER      QUARTER     QUARTER
                                                     ENDED           ENDED        ENDED       ENDED
                                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                  ------------   -------------   --------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1999
Net revenues....................................    $718,037       $594,857      $611,114   $617,889
Operating profit................................     117,254         68,048        76,450     81,843
Net earnings (a)................................     112,337         96,487        58,865    127,299
YEAR ENDED DECEMBER 31, 1998 (B)
Net revenues....................................    $657,322       $548,418      $584,412   $415,358
Operating profit................................      83,858         50,261        66,755     30,856
Net earnings....................................      62,744         28,828        27,705      6,258

(a) In the first quarter of 1999, the Company recorded a gain of $11.5 million related to the reversal of equity losses which were previously recorded in 1998 as a result of the Universal Transaction. Furthermore, the Company recorded gains on the sale of securities of $47.3 million, $3.0 million, and $39.5 million in the first, second and third quarters of 1999, respectively.

(b) Includes the operations of Networks and Studios USA since their acquisition on February 12, 1998.

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17--INDUSTRY SEGMENTS

    For the years ended December 31, 1999 and 1998, the Company operated principally in three industry segments: Networks and television production, Electronic retailing and Internet services. The Networks and television production segment consists of the cable networks USA Network and Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Internet services segment represents the Company's on-line retailing networks business.

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Revenue
  Networks and television production.....................  $1,305,871   $1,085,685   $       --
  Electronic retailing...................................   1,204,524    1,084,139    1,008,162
  Internet services......................................      24,620       21,191       12,857
  Other..................................................       6,882       14,495       16,041
                                                           ----------   ----------   ----------
                                                           $2,541,897   $2,205,510   $1,037,060
                                                           ==========   ==========   ==========
Operating profit (loss)
  Networks and television production.....................  $  319,500   $  190,191   $       --
  Electronic retailing...................................      96,265       76,502       78,848
  Internet services......................................     (42,392)     (17,296)      (9,851)
  Corporate and other....................................     (29,778)     (17,667)      (7,855)
                                                           ----------   ----------   ----------
                                                           $  343,595   $  231,730   $   61,142
                                                           ==========   ==========   ==========
Assets
  Networks and television production.....................  $5,524,436   $5,190,669   $       --
  Electronic retailing...................................   1,810,401    1,777,524    1,641,048
  Internet services......................................      27,622       12,711        6,197
  Corporate and other....................................     110,467       21,781        6,630
                                                           ----------   ----------   ----------
                                                           $7,472,926   $7,002,685   $1,653,875
                                                           ==========   ==========   ==========
Depreciation and amortization
  Networks and television production.....................  $  113,034   $   99,225   $       --
  Electronic retailing...................................      83,808       72,312       62,811
  Internet services......................................       3,167        1,436        1,903
  Corporate and other....................................       2,210        1,653          438
                                                           ----------   ----------   ----------
                                                           $  202,219   $  174,626   $   65,152
                                                           ==========   ==========   ==========
Capital expenditures
  Networks and television production.....................  $    6,771   $    5,616   $       --
  Electronic retailing...................................      47,197       42,269       25,063
  Internet services......................................      13,618        2,968        2,125
  Corporate and other....................................       3,095        1,232          624
                                                           ----------   ----------   ----------
                                                           $   70,681   $   52,085   $   27,812
                                                           ==========   ==========   ==========

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18--FINANCIAL INSTRUMENTS

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

                                                       DECEMBER 31, 1999     DECEMBER 31, 1998
                                                      -------------------   -------------------
                                                      CARRYING     FAIR     CARRYING     FAIR
                                                       AMOUNT     VALUE      AMOUNT     VALUE
                                                      --------   --------   --------   --------
                                                                   (IN THOUSANDS)
Cash and cash equivalents...........................  $247,474   $247,474   $234,903   $234,903
Long-term investments...............................    93,742     93,742     71,601     71,601
Long-term obligations...............................   531,097    531,097    760,530    760,530

NOTE 19--PROGRAM RIGHTS AND FILM COSTS

    As of December 31, 1999, the liability for program rights, representing future payments to be made under program contract agreements amounted to $468.4 million. Annual payments required are $219.5 million in 2000, $118.9 million in 2001, $77.9 million in 2002, $30.5 million in 2003,
$15.1 million in 2004 and $6.5 million in 2005 and thereafter. Amounts representing interest are $50.0 million and the present value of future payments is $418.4 million.

    As of December 31, 1999, the liability for film costs amounted to $103.1 million. Annual payments are $72.6 million in 2000 and $30.5 million in 2001.

    Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of December 31, 1999, the unrecorded commitments amounted to $748.8 million. Annual commitments are $138.6 million in 2000, $141.4 million in 2001, $124.7 million in 2002, $121.6 million in 2003, $99.6 million in 2004 and
$122.9 million in 2005 and thereafter.

NOTE 20-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

    On November 23, 1998, USAi and the Company completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Old Notes"). In May 1999, the Old Notes were exchanged in full for $500.0 million of new 6 3/4% Senior Notes due 2005 (the "Notes") that have terms that are substantially identical to the Old Notes. Interest is payable on the Notes on May 15 and November 15 of each year, commencing May 15, 1999. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of USAi, including Holdco, a non-wholly owned, direct subsidiary of USAi, and all of the subsidiaries of the Company (other than subsidiaries that are, individually and in the aggregate, inconsequential to the Company on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than Holdco) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by USAi or the Company, as the case may be.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because USAi's and the Company's management has determined that the information contained in such documents would not be material to investors.

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21--SUBSEQUENT EVENTS (UNAUDITED)

    On January 12, 2000, USAi announced that it reached a definitive agreement to acquire Precision Response Corp. ("PRC") in a stock-for-stock transaction, whereby each share of PRC will be exchanged for 1.08 USAi shares. The transaction is expected to close in April 2000. Upon closing of the transaction, USAi will contribute the business of PRC to the LLC in exchange for Class A LLC shares equaling the amount of USAi common stock issued to the shareholders of PRC.

    On January 25, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, announced an agreement to form a new company by merging USA's Internet Shopping Network ("ISN") and Styleclick.com. The new company, which will be named Styleclick, Inc., will own and operate the combined properties of Styleclick.com Inc. and ISN. Under the terms of the agreement, USAi will also invest $40 million in cash, contribute $10 million in dedicated media, and will receive warrants to purchase additional shares of the new company. Upon both the closing of the transaction and on a fully diluted basis, USAi will own approximately 75% of the new company and Styleclick.com stockholders will own approximately 25%. In the interim, USAi has agreed to extend a $10 million bridge loan to Styleclick.com. The transaction is expected to close in the second quarter of 2000.