Form 10-Q
period 2000-03-31
USA NETWORKS INC
filed 2000-05-15
CIK 891103

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                               USA NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                            ------------------------

                          COMMISSION FILE NO. 0-20570

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

    As of April 20, 2000, the following shares of the Registrant's capital stock were outstanding:

Common Stock................................................  298,478,782
Class B Common Stock........................................   63,033,452
                                                              -----------
Total.......................................................  361,512,234
Common Stock issuable upon exchange of outstanding
  exchangeable subsidiary equity............................  361,152,846
                                                              -----------
Total outstanding Common Stock, assuming full exchange of
  Class B Common Stock and exchangeable subsidiary equity...  722,665,080
                                                              ===========

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 20, 2000 was $4,159,224,189. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

    Assuming the exchange, as of April 20, 2000, of all equity securities of subsidiaries of the Registrant exchangeable for Common Stock of the Registrant, the Registrant would have outstanding 722,665,080 shares of Common Stock with an aggregate market value of $13,098,304,575.

    All share numbers set forth above give effect to the two-for-one stock split which became effective on February 24, 2000 for holders of record as of the close of business on February 10, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      USA NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                              --------------------------------------
                                                                  2000                      1999
                                                              -------------              -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES
  Networks and television production........................   $  378,953                 $331,544
  Electronic retailing......................................      379,058                  275,510
  Ticketing operations......................................      127,961                   99,723
  Hotel reservations........................................       55,263                       --
  Interactive...............................................       23,063                   12,322
  Filmed entertainment......................................       30,307                    1,695
  Electronic commerce and services..........................        4,564                    3,206
  Broadcasting..............................................        3,634                      901
  Other.....................................................           --                    4,046
                                                               ----------                 --------
    Total net revenues......................................    1,002,803                  728,947
  Operating costs and expenses:
  Cost of sales and services................................      408,791                  248,442
  Program costs.............................................      165,864                  167,282
  Selling and marketing.....................................      126,630                   89,703
  General and administrative................................       93,516                   66,825
  Amortization of non cash distribution and marketing
    expense.................................................          763                       --
  Other operating costs.....................................       23,694                   19,161
  Amortization of cable distribution fees...................        8,223                    6,090
  Depreciation and amortization.............................      107,992                   70,237
                                                               ----------                 --------
    Total operating costs and expenses......................      935,473                  667,740
                                                               ----------                 --------
  Operating profit..........................................       67,330                   61,207
  Other income (expense):
  Interest income...........................................        9,732                   10,086
  Interest expense..........................................      (18,372)                 (20,450)
  Gain on sale of securities................................           --                   47,300
  Gain on sale of subsidiary stock..........................        3,718                       --
  Miscellaneous.............................................       (4,334)                   9,965
                                                               ----------                 --------
                                                                   (9,256)                  46,901
                                                               ----------                 --------
  Earnings before income taxes and minority interest........       58,074                  108,108
  Income tax expense........................................      (31,505)                 (26,500)
  Minority interest.........................................      (45,441)                 (74,065)
                                                               ----------                 --------
  NET EARNINGS (LOSS).......................................   $  (18,872)                $  7,543
                                                               ==========                 ========
  Basic and diluted earnings (loss) per common share........   $     (.06)                $    .02
                                                               ==========                 ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                               MARCH 31,          DECEMBER 31,
                                                                 2000                 1999
                                                              -----------         -------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                            ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  480,449           $  424,239
Marketable securities, available for sale...................      49,684                   --
Accounts and notes receivable, net of allowance of $51,071
  and
  $41,993, respectively.....................................     512,266              454,341
Inventories, net............................................     478,093              470,844
Investment held for sale....................................      18,656               11,512
Other current assets, net...................................      57,472               27,519
                                                              ----------           ----------
  Total current assets......................................   1,596,620            1,388,455
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     348,687              324,412
Buildings and leasehold improvements........................     115,184              110,403
Furniture and other equipment...............................      85,384               85,487
Land........................................................      13,944               16,094
Projects in progress........................................      39,090               41,438
                                                              ----------           ----------
                                                                 602,289              577,834
  Less accumulated depreciation and amortization............    (230,000)            (221,203)
                                                              ----------           ----------
                                                                 372,289              356,631

OTHER ASSETS
Intangible assets, net......................................   7,001,883            6,831,487
Cable distribution fees, net ($33,532 and $35,181,
  respectively, to
  related parties)..........................................     149,442              130,988
Long-term investments.......................................      77,182              121,383
Notes and accounts receivable, net of current portion
  ($2,562 from related parties).............................      25,428               26,248
Advance to Universal........................................     151,222              163,814
Inventories, net............................................     154,103              166,477
Deferred charges and other, net.............................      76,310               67,669
                                                              ----------           ----------
                                                              $9,604,479           $9,253,152
                                                              ==========           ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                 MARCH 31,       DECEMBER 31,
                                                                   2000              1999
                                                              ---------------   ---------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................    $   23,432        $   10,801
Accounts payable, trade.....................................       195,656           188,343
Accounts payable, client accounts...........................       102,680            98,586
Obligations for program rights and film costs...............       292,426           272,945
Amount due under acquisition agreement......................        43,000            17,500
Cable distribution fees payable ($18,559 and $18,733,
  respectively, to related parties).........................        51,355            43,993
Deferred revenue............................................       107,420            83,811
Deferred income taxes.......................................         9,893             4,050
Other accrued liabilities...................................       361,396           311,724
                                                                ----------        ----------
Total current liabilities...................................     1,187,258         1,031,753
LONG-TERM OBLIGATIONS (net of current maturities)...........       575,452           574,979
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................       246,321           262,810
OTHER LONG-TERM LIABILITIES.................................       106,251           116,695
DEFERRED INCOME TAXES.......................................         9,768             5,120
MINORITY INTEREST...........................................     4,745,632         4,492,066
COMMITMENTS AND CONTINGENCIES...............................            --                --
STOCKHOLDERS' EQUITY
Preferred stock--$.01 par value; authorized 15,000,000
  shares; no shares issued and outstanding..................            --                --
Common stock--$.01 par value; authorized 800,000,000 shares;
  issued and outstanding, 273,804,950 and 274,013,418
  shares, respectively......................................         2,738             2,740
Class B--convertible common stock--$.01 par value;
  authorized, 200,000,000 shares; issued and outstanding,
  63,033,452 shares.........................................           630               630
Additional paid-in capital..................................     2,848,823         2,830,506
Accumulated deficit.........................................       (73,230)          (54,358)
Accumulated other comprehensive income......................         3,801             4,773
Treasury stock..............................................       (43,967)           (9,564)
Unearned compensation.......................................            --                --
Note receivable from key executive for common stock
  issuance..................................................        (4,998)           (4,998)
                                                                ----------        ----------
Total stockholders' equity..................................     2,733,797         2,769,729
                                                                ----------        ----------
                                                                $9,604,479        $9,253,152
                                                                ==========        ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                                                        NOTE
                                                                                                                     RECEIVABLE
                                                                                                                      FROM KEY
                                                          CLASS B                              ACCUM.               EXECUTIVE FOR
                                                        CONVERTIBLE     ADDIT.                 OTHER                   COMMON
                                              COMMON      COMMON       PAID-IN      ACCUM.     COMP.     TREASURY       STOCK
                                  TOTAL       STOCK        STOCK       CAPITAL     DEFICIT     INCOME     STOCK       ISSUANCE
                                ----------   --------   -----------   ----------   --------   --------   --------   -------------
                                                                         (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1999........................  $2,769,729    $2,740        $630      $2,830,506   $(54,358)   $4,773    $ (9,564)     $(4,998)
Comprehensive income:
  Net loss for the three
    months ended March 31,
    2000......................     (18,872)       --          --              --    (18,872)       --          --           --
  Decrease in unrealized gains
    in available for sale
    securities................        (910)       --          --              --         --      (910)         --           --
  Foreign currency
    translation...............         (62)       --          --              --         --       (62)         --           --
                                ----------
    Comprehensive loss........     (19,844)
                                ----------
Issuance of common stock upon
  exercise of stock options...       5,788        10          --           5,778         --        --          --           --
Income tax benefit related to
  stock options exercised.....       3,846        --          --           3,846         --        --          --           --
Issuance of stock in
  connection with other
  transactions................       8,697         4          --           8,693         --        --          --           --
Purchase of treasury stock in
  connection with stock
  repurchase program..........     (34,419)      (16)         --              --         --        --     (34,403)          --
                                        --        --          --              --         --        --          --
                                ----------    ------        ----      ----------   --------    ------    --------      -------
BALANCE AT MARCH 31, 2000.....  $2,733,797    $2,738        $630      $2,848,823   $(73,230)   $3,801    $(43,967)     $(4,998)
                                ==========    ======        ====      ==========   ========    ======    ========      =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................  $ (18,872)   $   7,543
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
  Depreciation and amortization.............................    107,992       70,237
  Amortization of cable distribution fees...................      8,223        6,090
  Amortization of program rights and film costs.............    164,572      161,254
  Amortization of non-cash distribution and marketing
    costs...................................................        763           --
  Amortization of deferred financing costs and non-cash
    interest................................................        935           --
  Deferred income taxes.....................................     (3,151)        (459)
  Equity in (earnings) losses of unconsolidated
    affiliates..............................................      4,658          126
  Gain on sale of subsidiary stock..........................     (3,718)          --
  Gain on sale of securities................................         --      (47,300)
  Non-cash interest income..................................     (2,482)          --
  Non-cash stock compensation...............................      3,131        1,386
  Minority interest.........................................     45,441       74,065
Changes in current assets and liabilities:
  Accounts receivable.......................................    (27,217)      10,111
  Inventories...............................................     21,677      (10,854)
  Accounts payable..........................................        632      (33,873)
  Accrued liabilities and deferred revenue..................     57,835       (4,441)
  Payment for program rights and film costs.................   (191,511)    (162,335)
  Increase in cable distribution fees.......................    (18,591)      (6,981)
  Other, net................................................      7,549       (4,146)
                                                              ---------    ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............    157,866       60,423
                                                              ---------    ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................    (21,594)      (4,421)
  Capital expenditures......................................    (26,790)     (15,472)
  Recoupment of advance to Universal........................     15,074
  Advance to Styleclick for promissory note.................     (5,000)          --
  Increase in long-term investments and notes receivable....        962      (11,384)
  Purchase of marketable securities.........................    (49,684)          --
  Proceeds from sale of securities..........................         --       58,110
  Proceeds from long-term notes receivable..................         --        3,691
  Payment of merger and financing costs.....................       (881)          --
  Other, net................................................     (2,004)      (1,950)
                                                              ---------    ---------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.....    (89,917)      28,574
                                                              ---------    ---------
Cash flows from financing activities:
  Borrowings................................................     19,514           --
  Principal payments on long-term obligations...............    (17,012)      (7,780)
  Purchase of treasury stock................................    (34,419)      (4,938)
  Payment of mandatory tax distribution to LLC partners.....    (68,065)     (28,830)
  Proceeds from sale of subsidiary stock....................     89,976           --
  Proceeds from issuance of common stock and LLC shares.....      5,788       17,153
  Other, net................................................     (7,459)          --
                                                              ---------    ---------
    NET CASH USED IN FINANCING ACTIVITIES...................    (11,677)     (24,395)
                                                              ---------    ---------
  Effect of exchange rate changes on cash and cash
    equivalents.............................................        (62)      (1,131)
                                                              ---------    ---------
    NET INCREASE IN CASH AND CASH EQUIVALENTS...............     56,210       63,471
  Cash and cash equivalents at beginning of period..........    424,239      445,356
                                                              ---------    ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD..............  $ 480,449    $ 508,827
                                                              =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

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

    As of March 31, 2000, the Company engages in eight principal areas of business:

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

    - INTERACTIVE, which includes Internet Shopping Network, the Company's online retailing networks business, and local city guide business.

    - ELECTRONIC COMMERCE & SERVICES, which primarily represents the Company's customer and e-care businesses.

    - FILMED ENTERTAINMENT, which primarily represents the Company's domestic theatrical film distribution and production businesses.

    - BROADCASTING, which owns and operates television stations.

    On January 20, 2000, the Board of Directors declared a two-for-one stock split of USAi's common stock and Class B common stock, payable in the form of a dividend to stockholders of record as of the close of business on February 10, 2000. The 100% stock dividend was paid on February 24, 2000. All share data and earnings per share amounts presented have been adjusted to reflect this stock split.

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 1999. Certain amounts in the Condensed

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
Consolidated Financial Statements for the quarter ended March 31, 1999 have been reclassified to conform to the 2000 presentation.

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K") for a summary of all significant accounting policies.

NOTE 3--BUSINESS ACQUISITIONS

HOTEL RESERVATIONS NETWORK TRANSACTION

    On May 10, 1999, the Company completed its acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of two entities which operate Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States. The assets acquired and liabilities assumed comprise Hotel Reservations Network, Inc. ("HRN"), a wholly owned subsidiary of USAi. The initial purchase price was $149.2 million, net of a working capital adjustment of $0.8 million, plus contingent payments based on operating performance during the year ended December 31, 1999 and for the twelve month periods ended March 31, 2000, 2001 and 2002. The purchase price was paid in the form of a cash payment of $145.0 million on May 11, 1999 and a promissory note of $5.0 million which was paid on January 30, 2000 and which bore interest at 4.75% per annum. In addition, the Company paid $50.0 million related to HRN's performance during the year ended December 31, 1999.

    Furthermore, in conjunction with HRN's initial public offering (see below), USAi issued to the sellers the number of shares of HRN class A common stock equal to 10% of the aggregate value of the equity of HRN immediately prior to a transaction, as defined. USAi issued the sellers approximately 4.9 million shares of HRN class A common stock valued at $78.4 million. Pursuant to an amendment of the asset purchase agreement with the sellers of HRN's predecessor business entered into in contemplation of the initial public offering, HRN agreed to issue HRN class A common stock to the sellers in exchange for releasing the obligation to make additional performance-based payments covering the twelve month periods ending March 31, 2001 and 2002. HRN issued the sellers approximately 5.1 million shares of HRN class A common stock valued at $81.6 million. The contingent payment for the twelve month period ending
March 31, 2000 is currently being finalized and is estimated to be approximately $43.0 million. This estimated amount is reflected as a liability and resulted in additional goodwill which will be amortized over the remaining life of the goodwill.

    The acquisition has been accounted for under the purchase method of accounting. The purchase price, including the initial contingent payments of $50 million for the year ended December 31, 1999, the stock issued to the sellers in conjunction with the initial public offering, and the estimated contingent payment for the twelve months ended March 31, 2000 has been allocated to the assets acquired and

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED) liabilities assumed based on their respective fair values at the date of purchase, resulting in goodwill of approximately $403.3 million which is being amortized over a ten year life.

    On March 1, 2000, HRN completed an initial public offering for approximately
6.2 million shares of its class A common stock, resulting in net cash proceeds of approximately $90.0 million. At the completion of the offering, USAi owned approximately 70.6% of the outstanding shares of HRN. USAi recorded a gain related to the initial public offering of approximately $3.7 million in the three months ended March 31, 2000.

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

    Also on May 28, 1999, USAi acquired from Universal the domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses. The acquisition included PFE's domestic production assets such as Interscope Communications and Propaganda Films, as well as the following distribution assets: PolyGram Video, Polygram Filmed Entertainment Canada, Gramercy Pictures, and PolyGram Films. In connection with the transaction, USAi agreed to assume certain liabilities related to the PFE businesses acquired. In addition, USAi advanced
$200.0 million to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement pursuant to which USAi will distribute, in the U.S. and Canada, certain Polygram theatrical films which were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through March 31, 2000, approximately
$58.0 million had been offset against the advance and $9.2 million of interest had accrued.

    The October Films/PFE Transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $164.7 million has been allocated to goodwill, which is being amortized over 20 years.

    The following unaudited pro forma condensed consolidated financial information for the three months ended March 31, 1999, is presented to show the results of the Company, as if the Hotel Reservations Network Transaction and the October Films/ PFE Transaction had occurred on January 1, 1999. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles, changes in programming and film costs amortization and an increase in

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED) interest expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 1999.

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 1999
                                                            ---------------------
                                                            (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Net revenues..............................................        $756,868
Net earnings..............................................           1,282
Basic and diluted earnings (loss) per common share........        $     --

NOTE 4--STOCK-BASED WARRANTS

    In January 2000, HRN entered into an exclusive affiliate distribution and marketing agreement with Travelocity and issued to Travelocity a performance warrant at the completion of the initial public offering. The performance warrant is subject to vesting based on achieving certain performance targets. If the performance warrant becomes fully vested and exercisable it will entitle the holder to acquire 2,447,955 shares of HRN class A common stock at the initial public offering price. The Company also entered into other exclusive affiliate distribution and marketing agreements and issued 1,428,365 warrants to purchase HRN class A common stock at the initial public offering price at the completion of the public offering.

    All stock warrants were accounted for in accordance with EITF 96-18. In relation to warrants to purchase 1,428,365 shares of class A common stock, the Company recorded an asset of approximately $14.7 million based on the fair market value of the warrants at the initial public offering price of $16.00 per share. The asset will be amortized ratably as non-cash distribution and marketing expense over the terms of the exclusive affiliation agreements, which range from two to five years.

    The performance warrant, which will be subject to vesting based on the achievement of defined performance targets will be valued at the time the award is probable of being earned. The portion of the value related to the completed term of the related affiliation agreement will be expensed, and the remaining non-cash deferred distribution and marketing expense will be amortized over the remaining term of the affiliation agreement. The value of such related warrants may be subject to adjustment until such time that the warrant is nonforfeitable, fully vested and exercisable.

NOTE 5--INVESTMENTS

    During the quarter ended March 31, 1999, the Company recognized a pre-tax gain of $47.3 million on the sale of securities in a publicly traded entity.

NOTE 6--STOCKHOLDERS' EQUITY

    On January 20, 2000, the Board of Directors declared a two-for-one stock split of USAi's common stock and Class B common stock, payable in the form of a dividend to stockholders of record as of the close of business on February 10, 2000. The 100% stock dividend was paid on February 24, 2000.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED
  MARCH 31, 2000:

    On January 31, 2000, TMCS completed its acquisition of 2b Technology, Inc. ("2b"), by issuing approximately 458,000 shares of TMCS Class B Common Stock for all the outstanding stock of 2b, for a total value of approximately
$16.9 million.

    As of January 1, 2000, the Company presents the operations of HOT Germany, an electronic retailer operating principally in Germany, on a consolidated basis, whereas its investment in HOT Germany was previously accounted for under the equity method of accounting.

    On January 20, 2000, the Company completed its acquisition of Ingenious Designs, Inc. ("IDI"), by issuing approximately 190,000 shares of USAi common stock for all the outstanding stock of IDI, for a total value of approximately $5.0 million.

    For the three months ended March 31, 2000, interest accrued on the $200.0 million advance to Universal amounted to $2.5 million.

    For the three months ended March 31, 2000, the Company incurred non-cash distribution and marketing expense of $0.8 million.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED
  DECEMBER 31, 1999:

    On March 29, 1999, TMCS completed its acquisition of City Auction, Inc. ("City Auction"), a person-to-person online auction community, by issuing approximately 800,000 shares of TMCS Class B Common Stock for all the outstanding stock of City Auction, for a total value of $27.2 million.

    During the quarter ended March 31, 1999, the Company acquired post-production and other equipment through capital leases totaling $2.5 million.

NOTE 8--INDUSTRY SEGMENTS

    For the three months ended March 31, 2000, the Company operated principally in eight industry segments: Networks and television production, Electronic retailing, Ticketing operations, Hotel reservations, Interactive, Filmed entertainment, Electronic commerce and services and Broadcasting. The Networks and television production segment consists of the cable networks USA Network and Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Ticketing operations segment provides automated ticketing services primarily in the United States. The Hotel reservations segment was formed on May 10, 1999 in conjunction with the acquisition of Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States. The Interactive segment represents the Company's on-line retailing networks business and local city guide business. The Filmed entertainment segment represents USA Films, which consists of domestic theatrical film distribution and production businesses which were acquired
May 28, 1999, and Savoy. The Electronic commerce and services segment primarily represents the Company's customer and e-care businesses. The Broadcasting segment includes the

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 8--INDUSTRY SEGMENTS (CONTINUED)
operations of broadcast television stations in twelve markets that principally transmit Home Shopping Network programming.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ---------------------
                                                           2000        1999
                                                        ----------   --------
                                                           (IN THOUSANDS)
Revenue
  Networks and television production..................  $  378,953   $331,544
  Electronic retailing................................     379,058    275,510
  Ticketing operations................................     127,961     99,723
  Hotel reservations..................................      55,263         --
  Interactive.........................................      23,063     12,322
  Filmed entertainment................................      30,307      1,695
  Electronic commerce and services....................       4,564      3,206
  Broadcasting........................................       3,634        901
  Other...............................................          --      4,046
                                                        ----------   --------
                                                        $1,002,803   $728,947
                                                        ==========   ========

  Operating profit (loss)
  Networks and television production..................  $  110,787   $ 81,270
  Electronic retailing................................      36,378     21,340
  Ticketing operations................................      17,065      8,203
  Hotel reservations..................................         866         --
  Interactive.........................................     (64,489)   (29,531)
  Filmed entertainment................................          88       (201)
  Electronic commerce and services....................      (6,216)      (150)
  Broadcasting........................................     (14,769)   (11,382)
  Corporate and other.................................     (12,380)    (8,342)
                                                        ----------   --------
                                                        $   67,330   $ 61,207
                                                        ==========   ========

    The Company operates principally within the United States.

NOTE 9--SAVOY SUMMARIZED FINANCIAL INFORMATION

    The Company has not prepared separate financial statements and other disclosures concerning Savoy because management has determined that such information is not material to holders of the Savoy Debentures, all of which have been assumed by the Company as a joint and several obligor. The information presented is reflected at Savoy's historical cost basis.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 9--SAVOY SUMMARIZED FINANCIAL INFORMATION (CONTINUED)
SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Net sales...............................................   $1,605     $1,695
Operating expenses......................................      615      1,763
Operating income........................................      990        (68)
Net income (loss).......................................      545      1,073

SUMMARY CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
                                                             (IN THOUSANDS)
Current assets........................................  $    191      $    191
Non-current assets....................................   146,313       150,236
Current liabilities...................................    10,580        12,273
Non-current liabilities...............................    39,036        39,081

NOTE 10--NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL
INFORMATION

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

    The following tables present condensed consolidating financial information for the three months ended March 31, 2000 and 1999 for: (1) the Company on a stand-alone basis, (2) Holdco on a stand-alone basis, (3) USANi LLC on a stand-alone basis, (4) the combined Wholly Owned Subsidiary Guarantors (including Wholly Owned Subsidiary Guarantors that are wholly owned subsidiaries of USANi LLC), (5) the combined non-guarantor subsidiaries of the Company (including the non-guarantor subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries")), and (6) the Company on a consolidated basis.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 10--NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL
INFORMATION (CONTINUED)
Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

    As of and for the Three Months Ended March 31, 2000

                                                                         WHOLLY
                                                                          OWNED
                                                            USANI      SUBSIDIARY    NON-GUARANTOR                       USAI
                                   USAI        HOLDCO        LLC       GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                ----------   ----------   ----------   -----------   --------------   ------------   ------------
Current assets................  $       --   $       --   $  200,097   $  871,305      $  525,218     $        --    $ 1,596,620
Property and equipment net....          --           --       24,889      249,985          97,415              --        372,289
Goodwill and other intangible
  assets, net.................      75,264           --           --    5,277,614       1,798,447              --      7,151,325
Investment in subsidiaries....   2,681,416    2,044,117    5,201,180       19,717              --      (9,946,430)            --
Other assets..................     101,555           --   $       --      305,494          77,196              --        484,245
                                ----------   ----------   ----------   -----------     ----------     ------------   -----------
Total assets..................  $2,858,235   $2,044,117   $5,426,166   $6,724,115      $2,498,276     $(9,946,430)   $ 9,604,479
                                ==========   ==========   ==========   ===========     ==========     ============   ===========
Current liabilities...........  $       --   $       --   $       --   $  788,003      $  399,255     $        --    $ 1,187,258
Long-term debt, less current
  portion.....................          --           --      518,105        3,230          54,117              --        575,452
Other liabilities.............     124,438           --      311,715       93,553         281,719        (449,085)       362,340
Minority interest.............          --           --           --      259,657         525,136       3,960,839      4,745,632
Interdivisional equity........          --           --           --    5,579,672       1,238,049      (6,817,721)            --
Stockholders' equity..........   2,733,797    2,044,117    4,596,346           --              --      (6,640,463)     2,733,797
                                ----------   ----------   ----------   -----------     ----------     ------------   -----------
Total liabilities and
  shareholders' equity........  $2,858,235   $2,044,117   $5,426,166   $6,724,115      $2,498,276     $(9,946,430)   $ 9,604,479
                                ==========   ==========   ==========   ===========     ==========     ============   ===========
Revenue.......................  $       --   $       --   $       --   $  709,455      $  293,348     $        --    $ 1,002,803
Operating expenses............      (3,393)          --       (8,835)    (596,304)       (326,941)             --       (935,473)
Interest expense, net.........      (4,500)          --        4,125       (7,300)           (965)             --         (8,640)
Other income (expense), net...     (12,321)      36,813      137,180       (3,007)         (1,855)       (157,426)          (616)
Provision for income taxes....       1,342           --      (27,351)      (1,480)         (4,016)             --        (31,505)
Minority interest.............          --           --           --      (69,162)         23,721              --        (45,441)
                                ----------   ----------   ----------   -----------     ----------     ------------   -----------
Net (loss) income.............  $  (18,872)  $   36,813   $  105,119   $   32,202      $  (16,708)    $  (157,426)   $   (18,872)
                                ==========   ==========   ==========   ===========     ==========     ============   ===========
Cash flows from operations....  $   (6,614)  $       --   $    3,891   $  140,294      $   20,295     $        --    $   157,866
Cash flows used in investing
  activities..................       2,656           --       (6,061)  $  (15,682)     $  (70,830)             --        (89,917)
Cash flows from financing
  activities..................       3,958           --      (14,613)    (126,591)        125,569              --        (11,677)
Effect of exchange rate.......          --           --           --           --             (62)             --            (62)
Cash at the beginning of the
  period......................          --           --      276,678      (26,004)        173,565              --        424,239
                                ----------   ----------   ----------   -----------     ----------     ------------   -----------
Cash at the end of the
  period......................  $       --   $       --   $  259,895   $  (27,983)     $  248,537     $        --    $   480,449
                                ==========   ==========   ==========   ===========     ==========     ============   ===========

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 10--NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL
INFORMATION (CONTINUED)
    For the Three Months Ended March 31, 1999

                                                                         WHOLLY
                                                                          OWNED
                                                            USANI      SUBSIDIARY    NON-GUARANTOR                       USAI
                                   USAI        HOLDCO        LLC       GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                ----------   ----------   ----------   -----------   --------------   ------------   ------------
Revenue.......................           0            0            0      612,789         116,158               0        728,947
Operating expenses............      (2,455)           0       (5,159)    (529,142)       (130,984)              0       (667,740)
Interest expenses, net........      (1,724)           0       (4,564)      (4,510)            434               0        (10,364)
Other income (expense), net...      10,121       56,462      243,067       56,798             467        (309,650)        57,265
Provision for income taxes....       1,601            0      (21,898)      (1,883)         (4,320)              0        (26,500)
Minority interest.............           0            0      (77,492)      (4,304)          7,731               0        (74,065)
                                ----------   ----------   ----------   ----------      ----------     -----------     ----------
Net (loss) income.............       7,543       56,462      133,954      129,748         (10,514)       (309,650)         7,543
                                ==========   ==========   ==========   ==========      ==========     ===========     ==========
Cash flow from (used in)
  operations..................      (9,789)           0       (2,812)      92,162         (19,138)              0         60,423
Cash flow provided (used in)
  investing activities........           0            0      (10,620)      40,316          (1,122)              0         28,574
Cash flow from financing
  activities..................       9,789            0      184,302     (236,173)         17,687               0        (24,395)
Effect of exchange rate.......           0            0            0            0          (1,131)              0         (1,131)
Cash at beginning of period...           0            0      151,160      102,308         191,888               0        445,356
                                ----------   ----------   ----------   ----------      ----------     -----------     ----------
Cash at end of period.........           0            0      322,030       (1,387)        188,184               0        508,827
                                ==========   ==========   ==========   ==========      ==========     ===========     ==========

NOTE 11--SUBSEQUENT EVENTS

ACQUISITION OF PRECISION RESPONSE CORPORATION

    On April 5, 2000, the Company acquired Precision Response Corp. ("PRC") in a stock-for-stock transaction, issuing 24.3 million shares of USAi common stock valued at approximately $705 million in exchange for all outstanding equity of PRC.

MERGER OF INTERNET SHOPPING NETWORK AND STYLECLICK.COM

    On January 25, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, announced an agreement to form a new company by merging Internet Shopping Network ("ISN") and Styleclick.com. The new company, which will be named Styleclick, Inc., will own and operate the combined properties of Styleclick.com Inc. and ISN. Under the terms of the agreement, USAi will also invest $40 million in cash, contribute $10 million in dedicated media, and will receive warrants to purchase additional shares of the new company. Upon both the closing of the transaction and on a fully diluted basis, USAi will own approximately 75% of the new company and Styleclick.com stockholders will own approximately 25%. In the interim, USAi has agreed to extend a $10 million bridge loan to Styleclick.com. As of March 31, 2000, the amount outstanding under the loan is $5.0 million. The transaction is expected to close in the second quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    In May 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of two entities which operate Hotel Reservations Network ("HRN") (the "Hotel Reservations Network Transaction"), a leading consolidator of hotel rooms for resale in the consumer market in the United States. Also in May 1999, the Company acquired October Films, Inc. and the domestic film distribution and development business of Universal which was previously operated by Polygram Filmed Entertainment ("USA Films") (the "October Films/PFE Transaction"). In connection with these transactions, the Company established the Hotel reservations and Filmed entertainment business segments. On March 1, 2000, Hotel Reservations Network completed an initial public offering. The Hotel Reservation Network's class A common stock is quoted on the Nasdaq Stock Market under the symbol "ROOM".

EBITDA

    Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is defined as operating profit plus depreciation, amortization of intangibles, amortization of cable distribution fees and non-cash distribution and marketing expense. EBITDA is presented here as a management tool and as a valuation methodology for companies in the media, entertainment and communications industries. EBITDA does not purport to represent cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

                  TRANSACTIONS AFFECTING THE COMPARABILITY OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    During the past three years, we have augmented our media and electronic commerce businesses by acquiring and developing several new businesses. As a result, the changes resulting from the Hotel Reservations Network transaction and the October Films/PFE transaction should be considered when comparing the results of operations for the three months ended March 31, 2000 to March 31, 1999. To enhance comparability, the discussion of consolidated results of operations is supplemented, where appropriate, with separate pro forma financial information that gives effect to the above transactions as if they had occurred at the beginning of the respective periods presented.

    The pro forma information is not necessarily indicative of the revenues and cost of revenues which would have actually been reported had the Hotel Reservations Network transaction and the October Films/ PFE transaction occurred at the beginning of January 1, 1999, nor is it necessarily indicative of future results.

    Reference should be made to the Consolidated Financial Statements and Summary Financial Data included herein.

CONSOLIDATED RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 VS. QUARTER ENDED MARCH 31, 1999

    The Hotel Reservations Network transaction, the October Films/ PFE transaction and the consolidation of electronic retailing operations in Germany as of January 1, 2000, resulted in increases in net revenues, operating costs and expenses, other income (expense), minority interest and income taxes. However, no significant discussion of these fluctuations is presented.

NET REVENUES

    For the three months ended March 31, 2000, revenues increased by $273.9 million, or 37.6%, to $1.0 billion from $728.9 million in 1999 primarily due to increases of $103.5 million, $55.3 million, $47.4 million, $28.6 million and $28.2 million from the Electronic retailing, Hotel reservations, Networks and television production, Filmed entertainment, and Ticketing operations businesses, respectively.

OPERATING COSTS AND EXPENSES

    For the three months ended March 31, 2000, operating expenses increased by $267.7 million, or 40.1%, to $935.5 million from $667.7 million in 1999, primarily due to increases of $83.1 million, $47.5 million, $26.4 million, $20.7 million, $20.6 and $18.1 million from the Electronic retailing, Hotel reservations, Filmed entertainment, Ticketing operations, Interactive and Networks and television production businesses, respectively.

OTHER INCOME (EXPENSE)

    For the three months ended March 31, 2000, net interest expense decreased by $1.7 million, compared to 1999 primarily due to lower borrowing levels as a result of the repayment of bank debt in 1999 from the proceeds of equity transactions involving Universal and Liberty Media Corporation, a subsidiary of AT&T Corporation ("Liberty").

    In the three months ended March 31, 2000, the Company realized a gain of $3.7 million related to the initial public offering of its subsidiary, HRN. In the three months ended March 31, 1999, the Company realized gains of $47.3 million related to the sale of securities and $10.4 million from the reversal of equity losses which were recorded in 1998 as a result of the Universal transaction.

INCOME TAXES

    USAi's effective tax rate of 54.2% for the three months ended March 31, 2000 was higher than the statutory rate due to the impact of non-deductible goodwill, no tax benefits for consolidated subsidiary losses which are not included in the Company's consolidated tax returns taxable income and state income taxes.

MINORITY INTEREST

    For the three months ended March 31, 2000, minority interest primarily represented Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Holdco, the public's ownership in TMCS, and the public's ownership interest in HRN since February 25, 2000.

                     PRO FORMA QUARTER ENDED MARCH 31, 2000
                   VS. PRO FORMA QUARTER ENDED MARCH 31, 1999

    The following unaudited pro forma operating results of USAi present combined results of operations as if the Hotel Reservations Network transaction and the October Films/ PFE transaction all had occurred on January 1, 1999 and reflect the consolidation of HOT Germany operating results as if voting control was obtained on January 1, 1999.

    The unaudited combined condensed pro forma statements of operations of USAi are presented below for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had any of the transactions occurred as of January 1, 1999, nor are they necessarily indicative of future results of operations.

        UNAUDITED COMBINED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS

                                                             THREE MONTHS
                                                           ENDED MARCH 31,
                                                         --------------------
                                                           2000        1999
                                                         ---------   --------
                                                            (IN THOUSANDS)
NET REVENUES:
Networks and television production.....................  $ 378,953   $331,544
Electronic retailing...................................    379,058    311,867
Ticketing operations...................................    127,961     99,723
Hotel reservations.....................................     55,263     22,921
Interactive............................................     23,063     12,322
Filmed entertainment...................................     30,307      6,695
Electronic commerce and services.......................      4,564      3,206
Broadcasting and other.................................      3,634      4,947
                                                         ---------   --------
    Total net revenues.................................  1,002,803    793,225

Operating costs and expenses:
Cost related to revenues...............................    574,655    404,780
Other costs and expenses...............................    243,840    244,859
Amortization of non cash distribution and marketing
  expense..............................................        763         --
Amortization of cable distribution fees................      8,223      6,090
Depreciation and amortization..........................    107,992     82,272
                                                         ---------   --------
    Total operating costs and expenses.................    935,473    738,001
                                                         ---------   --------
    Operating profit...................................  $  67,330   $ 55,224
                                                         =========   ========
    EBITDA.............................................  $ 184,308   $143,586
                                                         =========   ========

    Net revenues for the three months ended March 31, 2000 increased by $209.6 million, or 26.4%, to $1.0 billion from $793.2 million in 1999. Cost related to revenues and other costs and expenses for the three months ended March 31, 2000 increased by $168.9 million, or 26%, to $818.5 million from $649.6 million in 1999. EBITDA for the three months ended March 31, 2000 increased by $40.7 million, or 28.4%, to $184.3 million from $143.6 million in 1999.

    The following discussion provides an analysis of the pro forma revenues and costs related to revenues and other costs and expenses by significant business segment.

NETWORKS AND TELEVISION PRODUCTION

    Net revenues for the three months ended March 31, 2000 increased by $47.4 million, or 14.3%, to $378.9 million from $331.5 million in 1999. The increase primarily resulted from an increase in advertising revenues at USA Network and a significant increase in advertising revenues and affiliate revenues at Sci-Fi Channel due to an increase in subscribers and higher ratings. Revenue of Studios USA also increased due to increased revenues from one-hour dramas and talk shows offset by fewer network pick-ups for comedy productions.

    Cost related to revenues and other costs and expenses for the three months ended March 31, 2000 increased by $18.1 million, or 8.2%, to $240.2 million from $222.1 million in 1999. This increase resulted primarily from marketing and development costs.

    EBITDA for the three months ended March 31, 2000 increased by $29.3 million, or 26.8%, to $138.8 million from $109.5 million in 1999.

ELECTRONIC RETAILING

    Net revenues for the three months ended March 31, 2000 increased by $67.2 million, or 21.5%, to $379.1 million from $311.9 million in 1999. The increase primarily resulted from Home Shopping Network's core domestic business, which generated increased sales of $47.9 million. Also, core international business increased $19.3 million due primarily to operations in Germany, which generated increased revenue of $17.7 million. Total units shipped increased by 6.5% to 8.2 million units compared to 7.7 million units in 1999. The increase in net revenues also reflected a decrease in the return rate to 21.4% from 22.8% in 1999.

    Cost related to revenues and other costs and expenses for the three months ended March 31, 2000 increased by $50.4 million, or 18.9%, to $317.2 million from $266.8 million in 1999. The increase resulted primarily from higher sales volume.

    EBITDA for the three months ended March 31, 2000 increased by $16.8 million, or 37.2%, to $61.9 million from $45.1 million in 1999.

TICKETING OPERATIONS

    Net revenues for the three months ended March 31, 2000 increased by $28.2 million, or 28.3%, to $127.9 million from $99.7 million in 1998. The increase resulted from an increase of 14.1% in the number of tickets sold, including an increase in the percentage of tickets sold online to 20.5% from 8.7% in 1999, and an increase in revenue per ticket to $4.96 from $4.18 in 1999.

    Cost related to revenues and other costs and expenses for the three months ended March 31, 2000 increased by $20.4 million, or 25.4%, to $100.6 million from $80.2 million in 1999. The increase resulted primarily from higher ticketing operations costs as a result of higher ticketing volume and increased secondary commissions.

    EBITDA for the three months ended March 31, 2000 increased by $7.9 million, or 40.3%, to $27.4 million from $19.5 million in 1999.

INTERACTIVE

    Net revenues for the three months ended March 31, 2000 increased by $10.7 million, or 87.2%, to $23.1 million from $12.3 million in 1999. The increase primarily resulted from an increase in online city guide and sponsorship revenue of $11.2 million, or 192%, due to expansion into new cities and expansion into the online personals business.

    Cost related to revenues and other costs and expenses for the three months ended March 31, 2000 increased by $20.6 million, or 71.9%, to $49.2 million from $28.6 million in 1999. The increase resulted primarily from increased costs of city guide revenue, costs to expand the local city guides into new markets and costs related to the online personal business.

    EBITDA loss for the three months ended March 31, 2000 increased by $9.8 million, or 60.4%, to $26.1 million from $16.3 million in 1999.

HOTEL RESERVATIONS

    Net revenues for the three months ended March 31, 2000 increased by $32.4 million, or 141.1%, to $55.3 million from $22.9 million in 1999. The increase resulted from expansion of affiliate marketing programs, an increase in the number of hotels for existing cities and expansion into 9 new cities in the three months ended March 31, 2000, which is an 81% increase over the comparable prior year period.

Internet generated sales for the three months ended March 31, 2000 increased to 91% in 2000 from 69% in 1999.

    Cost related to revenues and other costs and expenses for the three months ended March 31, 2000 increased by $27.6 million, or 141.4%, to $47.1 million from $19.5 million in 1999. The increase in costs is primarily due to increased sales, including an increased percentage of revenue attributable to affiliate and travel agent sales (for which commissions are paid), increased credit card charge backs, and increased staffing levels and systems to support increased operations, partially offset by lower telephone and telephone operator costs due to the increase in Internet-related bookings.

    EBITDA for the three months ended March 31, 2000 increased by $4.8 million, or 139.4%, to $8.2 million from $3.4 million in 1999.

FILMED ENTERTAINMENT

    Net revenues for the three months ended March 31, 2000 increased by $23.6 million, or 352.7%, to $30.3 million from $6.7 million in 1999. The increase resulted primarily from increased theatrical, foreign and television revenues of $7.4 million, home entertainment video of $13.8 million and distribution fees of $3.1 million from the distribution of product for Universal. Revenues also include revenue generated from the distribution of films from the Savoy library.

    Cost related to revenues and other costs and expenses for the three months ended March 31, 2000 increased by $20.4 million or 263.4%, to $28.1 million from $7.7 million in 1999 due to the amortization of costs of increased theatrical releases and costs related to the home entertainment.

    EBITDA for the three months ended March 31, 2000 increased by $3.2 million to $2.2 million from a loss of $1.0 million in 1999.

ELECTRONIC COMMERCE AND SERVICES

    Net revenues for the three months ended March 31, 2000 increased by $1.4 million, or 42.4%, to $4.6 million compared to $3.2 million in 1999. The increase resulted from an increase in ECS teleservices of $0.7 million and Short Shopping of $0.6 million.

    Cost related to revenues and other costs and expenses for the three months ended March 31, 2000 increased by $6.7 million, or 201.8%, to $10.1 million from $3.4 million in 1999. The increase resulted primarily from start-up costs incurred to launch the business initiatives.

    EBITDA loss for the three months ended March 31, 2000 increased by $5.4 million, to $5.6 million from $0.2 million in 1999.

BROADCASTING

    Net revenues increased by $2.7 million, or 303.3%, to $3.6 million from $0.9 million in 1999 due to increased advertising revenue at the television station in the Miami/Ft. Lauderdale market and the launch of stations in the Dallas and Atlanta markets in November 1999. Cost related to revenue increased by $5.3 million, due to increased program costs and operating expenses. An increased loss is expected in the broadcasting segment in 2000 as costs are incurred to launch more local television stations.

OTHER

    Other revenue relates to a business that was sold in 1999, which resulted in decreased revenue of $4.0 million compared to 1999.

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $157.9 million for the three months ended March 31, 2000 compared to $60.4 million for the three months ended March 31, 1999. These cash proceeds and available cash and borrowings were used to pay for acquisitions of $21.6 million, to make capital expenditures of $26.8 million, and to make mandatory tax distribution payments to the LLC partners of $68.1 million.

    On February 12, 1998, USAi and USANi LLC, as borrower, entered into a credit agreement that provided for a $1.6 billion credit facility. $1.0 billion was permanently repaid in prior years. The $600.0 million revolving credit facility expires on December 31, 2002. As of March 31, 2000, there was $599.0 million available for borrowing after taking into account outstanding letters of credit.

    On March 1, 2000, HRN completed an initial public offering for approximately
6.2 million shares of its class A common stock, resulting in net cash proceeds of approximately $90.0 million. USAi recorded a gain related to the initial public offering of approximately $3.7 million in the three months ended
March 31, 2000.

    Pursuant to an agreement between USAi and HRN, USAi made a contingent payment of $12.5 million in the three months ended March 31, 2000. Furthermore, USAi is required to make a contingent cash payment to the sellers of the two entities which operated HRN based on the results of HRN for the twelve month period ending March 31, 2000, which payment is expected to be paid around
June 2000. The amount is estimated to be approximately $43.0 million. The obligation for contingent payments for the twelve month periods ending
March 31, 2001 and 2002 was released by the sellers in exchange for 5.1 million shares of HRN common stock.

    USAi implemented its plan to disaffiliate its television stations in the Miami/Ft. Lauderdale, Dallas and the Atlanta markets in prior years. USAi has incurred and will continue to incur expenditures to develop programming for these stations, which during the development and transitional stage, may not be offset by sufficient advertising revenues. USAi believes that the process of disaffiliation can be successfully managed so as not to have a material adverse effect but rather to maximize the value of the broadcasting stations.

    On February 29, 2000, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $68.1 million.

    In connection with the 1999 acquisition of Universal's domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses transaction, USAi advanced
$200.0 million to Universal in 1999 pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement, under which USAi will distribute, in the United States and Canada, certain Polygram Filmed Entertainment, Inc. theatrical films that were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through March 31, 2000, approximately $58.0 million has been offset against the advance.

    In July 1999, USAi announced that its Board of Directors authorized the extension of the Company's stock repurchase program providing for the repurchase of up to 20 million shares of USAi's common stock over the next 12 months, on the open market or in negotiated transactions. The amount and timing of purchases, if any, will depend on market conditions and other factors, including USAi's overall capital structure. Funds for these purchases will come from cash on hand or borrowings under the Company's credit facility. During the three months ended March 31, 2000, the Company purchased 1,500,000 shares of its common stock for aggregate consideration of $34.4 million.

    On April 5, 2000, the Company acquired Precision Response Corp. ("PRC") in a stock-for-stock transaction, issuing 24.3 million shares of USAi common stock in exchange for all outstanding equity of PRC.

    Under the investment agreement relating to the Universal Transaction, USAi has granted to Universal and Liberty preemptive rights with respect to future issuances of USAi's common stock and Class B common stock. These preemptive rights generally allow Universal and Liberty the right to maintain an ownership percentage in USAi equal to the ownership percentage that entity held, on a fully converted basis, immediately prior to the issuance. On May 3, 2000, Liberty notified USAi of its intention to exercise its preemptive right for approximately 7.9 million shares related principally to the PRC transaction, which will result in proceeds of approximately $179.1 million to USAi.

    On January 25, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, announced an agreement to form a new company by merging Internet Shopping Network ("ISN") and Styleclick.com. The new company, which will be named Styleclick, Inc., will own and operate the combined properties of Styleclick.com Inc. and ISN. Under the terms of the agreement, USAi will also invest $40 million in cash, contribute $10 million in dedicated media, and will receive warrants to purchase additional shares of the new company. Upon both the closing of the transaction and on a fully diluted basis, USAi will own approximately 75% of the new company and Styleclick.com stockholders will own approximately 25%. In the interim, USAi has agreed to extend a $10 million bridge loan to Styleclick.com. As of March 31, 2000, the amount outstanding under the loan is $5.0 million. The transaction is expected to close in the second quarter of 2000.

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

    During the three months ended March 31, 2000, USAi did not pay any cash dividends, and none are permitted under USAi's existing credit facility. USAi's subsidiaries have no material restrictions on their ability to transfer amounts to fund USAi's operations.

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

ITEM 2(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    At March 31, 2000, the Company's outstanding debt approximated
$599 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

FOREIGN CURRENCY EXCHANGE RISK

    The Company conducts business in certain foreign markets. However, the level of operations in foreign markets is insignificant to the consolidated results.

EQUITY PRICE RISK

    The Company has a minimal investment in equity securities of a publicly-traded Company. This investment, as of March 31, 2000, was considered available-for-sale, with the unrealized gain deferred as a component of stockholders' equity. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In the Jovon litigation, previously reported in the Company's 1999 Form 10-K, the briefing of the appeal has been completed.

    In the Urban litigation, previously reported in the Company's 1999
Form 10-K, on April 21, 2000, the Virginia Supreme Court denied Urban's petition for rehearing. On April 20, 2000, Urban filed a motion in U.S. Bankruptcy Court seeking to have that Court reopen Urban's prior chapter 11 case and clarify certain factual and legal matters contained within the Court's September 30, 1996 confirmation order. In addition, Amresco Funding Corporation, the entity that provided Urban with bankruptcy exit financing, has joined in Urban's motion. The Company believes that Urban and Amresco's bankruptcy motions are devoid of merit and HSC is in the process of vigorously opposing both motions. The motions and related oppositions were heard by the Court on May 2, 2000.

    In the ETM Entertainment litigation, previously reported in the Company's 1999 Form 10-K, the parties have agreed to a settlement for an amount that will not have a material adverse effect upon the financial condition of the Company. Such settlement represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

    In the Ticketmaster Cash Discount litigation entitled ADRIANA GARZA, ET AL.
V. SOUTHWEST TICKETING, INC., D/B/A TICKETRON, TICKETMASTER AND RAINBOW TICKETMASTER, TICKETMASTER TEXAS MANAGEMENT, TICKETMASTER LLC, TICKETMASTER GROUP, INC., TICKETMASTER ON-LINE CITYSEARCH, INC. AND THE MAY DEPARTMENT STORES COMPANY, previously reported in the Company's 1999 Form 10-K, on March 8, 2000, the federal court granted the plaintiff's motion to remand the case to state court. Plaintiff filed a motion for partial summary judgment on March 24, 2000 and this is set for a hearing on May 8, 2000. On April 3, 2000, plaintiff amended her petition. The amended petition includes allegations by the plaintiff of her desire to represent a class of plaintiffs from the States of Texas, Oklahoma, Kansas, New York, Florida, Connecticut, Maine, Massachusetts and Colorado. In addition, plaintiff also stated her desire for the proposed class to include not only credit card purchasers of tickets at outlets but also credit card purchasers of tickets over the telephone and the Internet. Plaintiff has alleged that the potential class includes tens of thousands of persons and goes back three to six years (depending on the applicable statute of limitations) and involves damages of tens or hundreds of millions of dollars. Plaintiff filed her Motion for Class Certification on April 11, 2000. Hearing is scheduled on this motion on May 17, 2000.

    In the Ticketmaster Cash Discount litigation entitled KAREN AND JOE NEWTON ON BEHALF OF THEMSELVES AND ALL THOSE SIMILARLY SITUATED V. TICKETMASTER LLC, previously reported in the Company's 1999 Form 10-K, plaintiffs filed a motion to remand the case to state court, which was denied on March 14, 2000. On
March 14, 2000, Ticketmaster filed a counterclaim asking for a declaration that its cash discounts did not violate any Texas law or, in the alternative, for a declaration that Texas law was invalid and unenforceable pursuant to the Supremacy Clause of the United States Constitution. On March 16, 2000, plaintiffs filed a motion for statewide class certification. Plaintiffs proposed a class comprised of credit card purchasers from Texas outlets who had not received a cash discount. On March 30, 2000, Ticketmaster filed a cross-motion for certification of a counter-defendant class comprised of the same class proposed by plaintiffs. On the same date, plaintiffs filed a notice of withdrawal of their class certification motion as well as a motion to dismiss the entire case. On April 3, 2000, plaintiffs filed a motion for leave to amend their complaint to withdraw their original allegations by which they sought to represent a class. Ticketmaster opposed plaintiffs' motions to amend their complaint and to dismiss the case. On April 26, 2000, the court entered a judgment dismissing the case.

    In the First Jewelry litigation, previously reported in the Company's 1999 Form 10-K, the parties have settled the litigation between them. Under the settlement, Internet Shopping Network has obtained from plaintiffs any and all of the rights asserted by plaintiffs in the name and mark "First Jewellery." The performance of the Company's obligations under such settlement should not have a material adverse effect upon the financial condition of the Company. Such settlement represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

    In the Polygram Filmed Entertainment litigation, previously reported in the Company's 1999 Form 10-K, the parties are actively discussing settlement of the dispute, and the Company is hopeful that the entire case will be favorably resolved shortly. The Company believes that the claims in this matter are not material to its financial condition, and that full litigation would result either in complete vindication of the Company's position or a substantial reduction in the value of the RSVP claims.

    On April 12, 2000, USA Cable filed an action entitled USA CABLE V. WORLD WRESTLING FEDERATION ENTERTAINMENT INC., ET AL., INDEX NO. 17893, in Delaware Court of Chancery for Newcastle County. USA Cable broadcasts four wrestling entertainment programs (the "Series") produced by World Wrestling Federation Enterprises ("WWFE") pursuant to two contracts that expire in September 2000. The contracts give USA Cable rights of first refusal as to any third-party offers WWFE intends to accept for future distribution of the Series for the period subsequent to the expiration of the contracts. On April 3, 2000, WWFE notified USA Cable that it intended to accept an offer from Viacom Inc. and CBS Corporation that includes exploitation rights to properties that are beyond the scope of the rights of first refusal as to the four Series, and includes such matters as broadcast rights to XFL football programming being developed by WWFE and a commitment to fund motion picture development. On April 12, 2000, USA Cable gave notice to WWFE that it was exercising its rights of first refusal as to the Series upon terms that match the terms set forth by Viacom/CBS for the Series. That same day, USA Cable filed an action against WWFE, CBS and Viacom in Delaware Chancery Court seeking a declaration that USA Cable properly exercised its rights of first refusal as to the Series and specific performance of the agreement by the exercise of its right of first refusal, and requesting an injunction restraining the defendants from engaging in actions inconsistent with USA Cable's contractual rights. A trial of the action is scheduled to commence on June 12, 2000.

    On November 4, 1998, Ticketmaster Ticketing Co. filed an action entitled TICKETMASTER TICKETING CO. V. N2K, INC, CASE NO. BC 200194, in Los Angeles Superior Court against N2K, Inc. ("N2K") for breach of contract. The Complaint seeks damages of not less than $8 million. On or about February 5, 1999, N2K filed a cross-complaint alleging breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation, negligent misrepresentation, fraudulent concealment and rescission. On April 4, 2000, the Court granted N2K leave to file a First Amended Cross-complaint adding new factual allegations to N2K's claim of intentional misrepresentation. N2K's First Amended Cross-complaint seeks compensatory damages of $4 million, plus an unspecified amount of punitive damages. Ticketmaster believes that the First Amended Cross-complaint is without merit and has filed a motion for summary adjudication seeking to dismiss all of N2K's tort claims. The motion is set to be heard on June 20, 2000. Trial is currently scheduled to commence on June 28, 2000.

    The Company is engaged in various other lawsuits either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material impact on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
       10.1*            Letter Agreement, dated February 25, 2000, between USA
                        Networks,Inc. and Thomas J. Kuhn.

        27.1            Financial Data Schedule (for SEC use only)

        27.2            Financial Data Schedule (for SEC use only)

------------------------

* Reflects management contracts and compensatory plans.

    (b) Forms 8-K

    USAi filed a report on Form 8-K, dated January 12, 2000, reporting items 5 and 7, announcing that USAi had entered into a definitive agreement to acquire Precision Response Corporation.

    USAi filed a report on Form 8-K, dated January 20, 2000, reporting items 5 and 7, announcing a two-for-one stock split with respect to USAi's common stock and Class B common stock.

    USAi filed a report on Form 8-K, dated January 25, 2000, reporting items 5 and 7, announcing that USANI Sub LLC, a subsidiary of USAi, had entered into an Agreement and Plan of Merger with Styleclick.com Inc.

    USAi filed a report on Form 8-K, dated February 24, 2000, reporting item 5, announcing the completion of USAi's two-for-one stock split with respect to its common stock and Class B common stock.

    USAi filed a report on Form 8-K and a report on Form 8-K/A, dated March 23, 2000, in each case reporting items 5 and 7, containing the audited consolidated financial statements of Precision Response Corporation as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and the unaudited pro forma condensed combined financial statements, giving effect to the acquisition by USAi of Precision Response Corporation as well as other transactions completed by USAi in 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       USA NETWORKS, INC.
                                                       (REGISTRANT)

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /S/ BARRY DILLER
     -------------------------------------------       Chairman of the Board and         May 15, 2000
                    Barry Diller                         Chief Executive Officer

                 /S/ MICHAEL SILECK                    Senior Vice President,
     -------------------------------------------         Chief Financial Officer         May 15, 2000
                   Michael Sileck                        (Principal Financial Officer)

              /S/ WILLIAM J. SEVERANCE
     -------------------------------------------       Vice President and Controller     May 15, 2000
                William J. Severance                     (Chief Accounting Officer)

                       CONSOLIDATED FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                            ---------------------------------
                                                                 2000              1999
                                                            ---------------   ---------------
                                                                     (IN THOUSANDS)
NET REVENUES
Networks and television production........................     $378,953          $331,544
Electronic retailing......................................      379,058           275,510
Interactive...............................................        6,088             6,516
Electronic commerce and services..........................          898               273
Other.....................................................           --             4,046
                                                               --------          --------
Total net revenues........................................      764,997           617,889

OPERATING COSTS AND EXPENSES:
Cost of sales and services................................      238,411           176,086
Program costs.............................................      165,864           170,067
Selling and marketing.....................................       88,894            62,631
General and administrative................................       72,159            56,036
Other operating costs.....................................       25,724            22,129
Amortization of cable distribution fees...................        8,223             6,090
Depreciation and amortization.............................       47,738            43,007
                                                               --------          --------
    Total operating costs and expenses....................      647,013           536,046
                                                               --------          --------

Operating profit..........................................      117,984            81,843
Other income (expense):
Interest income...........................................       13,829            10,615
Interest expense..........................................      (16,907)          (20,378)
Gain on sale of securities................................           --            47,300
Miscellaneous.............................................       (2,479)            9,616
                                                               --------          --------
                                                                 (5,557)           47,153
                                                               --------          --------

Earnings before income taxes..............................      112,427           128,996
Minority interest benefit.................................      (66,010)          (77,306)
Income tax expense........................................      (24,627)          (20,192)
                                                               --------          --------
NET EARNINGS..............................................     $ 21,790          $ 31,498
                                                               ========          ========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   -------------
                                                                    (IN THOUSANDS)
                           ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  241,778    $  247,474
Accounts and notes receivable, net of allowance of $41,200
  and $33,317, respectively.................................     389,562       381,175
Inventories, net............................................     440,116       432,520
Investments held for sale...................................      12,000            --
Deferred income taxes.......................................       5,443        12,077
Other current assets, net...................................      20,551         8,542
                                                              ----------    ----------
Total current assets........................................   1,109,450     1,081,788

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     152,077       123,606
Buildings and leasehold improvements........................      60,725        59,074
Furniture and other equipment...............................      66,669        67,246
Land........................................................      10,246        10,246
Projects in progress........................................      28,377        31,736
                                                              ----------    ----------
                                                                 318,094       291,908
Less accumulated depreciation and amortization..............     (92,620)      (79,350)
                                                              ----------    ----------
                                                                 225,474       212,558

OTHER ASSETS
Intangible assets, net......................................   5,028,458     5,029,769
Cable distribution fees, net ($33,532 and $35,181,
  respectively, to related parties).........................     149,442       130,988
Long-term investments.......................................      53,597        93,742
Notes and accounts receivable, net..........................      19,370        19,506
Inventories, net............................................     142,891       154,497
Advances to USAI and Subsidiaries...........................     420,971       410,107
Deferred income taxes.......................................      57,006        61,755
Deferred charges and other, net.............................      39,558        36,934
                                                              ----------    ----------
                                                              $7,246,217    $7,231,644
                                                              ==========    ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   16,335    $    3,758
Accounts payable, trade.....................................     148,915       147,864
Obligations for program rights and film costs...............     280,920       265,235
Cable distribution fees payable ($18,559 and $18,733,
  respectively, to related parties).........................      51,355        43,993
Deferred revenue............................................      48,643        47,536
Other accrued liabilities...................................     306,449       271,846
                                                              ----------    ----------
Total current liabilities...................................     852,617       780,232
LONG-TERM OBLIGATIONS (net of current maturities)...........     528,203       527,339
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................     237,429       256,260
OTHER LONG-TERM LIABILITIES.................................      74,772        81,156
MINORITY INTEREST...........................................   4,305,373     4,244,114
COMMITMENTS AND CONTINGENCIES...............................          --            --
STOCKHOLDERS' EQUITY
Common Stock................................................   1,221,408     1,221,408
Additional paid-in capital..................................      70,312        70,312
Retained (deficit) earnings.................................     (45,556)       50,823
Accumulated other comprehensive income......................       1,659            --
                                                              ----------    ----------
Total stockholders' equity..................................   1,247,823     1,342,543
                                                              ----------    ----------
                                                              $7,246,217    $7,231,644
                                                              ==========    ==========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                     ACCUMULATED
                                                         ADDITIONAL    RETAINED         OTHER
                                              COMMON       PAID-IN     EARNINGS     COMPREHENSIVE
                                 TOTAL        STOCK        CAPITAL     (DEFICIT)       INCOME
                               ----------   ----------   -----------   ---------   ---------------
                                                         (IN THOUSANDS)
Balance at December 31,
  1999.......................  $1,342,543   $1,221,408     $70,312     $ 50,823        $   --
  Comprehensive Income:
  Net earnings for the year
    ended December 31, 1999..      21,790           --          --       21,790            --
  Foreign currency
    translation..............        (299)                                               (299)
  Increase in unrealized
    gains in available for
    sale securities..........       1,958           --          --           --         1,958
                               ----------
    Comprehensive income.....      23,449
Mandatory tax distribution to
  LLC partners...............    (118,169)          --          --     (118,169)           --
                               ----------   ----------     -------     ---------       ------
Balance at March 31, 2000....  $1,247,823   $1,221,408     $70,312     $(45,556)       $1,659
                               ==========   ==========     =======     =========       ======

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                              ---------------------------------------
                                                                     2000                 1999
                                                              ------------------   ------------------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings............................................      $  21,790            $  31,498
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization...........................         47,738               43,007
    Amortization of cable distribution fees.................          8,223                6,090
    Amortization of program rights and film costs...........        143,468              159,261
    Gain on sale of securities..............................             --              (47,300)
    Amortization of deferred financing costs................            935                   --
    Equity in (earnings) losses of unconsolidated
      affiliates............................................          2,788                  443
    Minority interest.......................................         66,010               77,306

CHANGES IN CURRENT ASSETS AND LIABILITIES:
    Accounts receivable.....................................           (767)              11,477
    Inventories.............................................         21,921                5,332
    Accounts payable........................................         (9,225)             (44,110)
    Accrued liabilities and deferred revenue................         33,999               10,137
    Payment for program rights and film costs...............       (166,028)            (161,939)
    Increase in cable distribution fees.....................        (18,591)              (6,981)
    Other, net..............................................         19,634               (1,185)
                                                                  ---------            ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............        171,895               83,036

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................         (3,997)              (7,500)
Capital expenditures........................................        (17,010)             (10,011)
Increase in long-term investments and notes receivable......         (1,853)             (11,385)
Advance to Styleclick.......................................         (5,000)                  --
Proceeds from sale of securities............................             --               58,110
Proceeds from long-term notes receivable....................             --                3,691
Other, net..................................................         (4,458)                  --
                                                                  ---------            ---------
      NET CASH (USED) IN PROVIDED BY INVESTING ACTIVITIES...        (32,318)              32,905

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................         19,514                   --
Intercompany................................................         (2,673)               4,311
Payment of mandatory tax distribution to LLC partners.......       (118,169)             (52,755)
Principal payments on long-term obligations.................        (16,162)              (6,965)
Repurchase of LLC shares....................................        (34,419)                  --
Proceeds from issuance of LLC shares........................         14,485                   --
Other.......................................................         (7,550)                  --
                                                                  ---------            ---------
      NET CASH USED IN FINANCING ACTIVITIES.................       (144,974)             (55,409)
                                                                  ---------            ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................           (299)                  --
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........         (5,696)              60,532
Cash and cash equivalents at beginning of period............        247,474              234,903
                                                                  ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................      $ 241,778            $ 295,435
                                                                  =========            =========

        The accompanying notes are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

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

    As of March 31, 2000, the Company engages in four principal areas of business:

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

    - Electronic commerce and services which primarily represent the Company's customer and e-care business.

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2000. Certain amounts in the Condensed Consolidated Financial Statements for the quarter ended March 31, 1999 have been reclassified to conform to the 2000 presentation.

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

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K") for a summary of all significant accounting policies.

NOTE 3--INVESTMENTS

    During the quarter ended March 31, 1999, the Company recognized a pre-tax gain of $47.3 million on the sale of securities in a publicly traded entity.

NOTE 4--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED
  MARCH 31, 2000:

    As of January 1, 2000 the Company began to consolidate the accounts of HOT Germany, an electronic retailer in Germany, whereas its investment in HOT Germany was previously accounted for under the equity method of accounting.

    On January 20, 2000, the Company completed its acquisition of Ingenious Designs, Inc. ("IDI"), by issuing approximately 190,000 shares of USAi common stock for all the outstanding stock of IDI, for a total value of approximately $5.0 million.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED
  MARCH 31, 1999:

    During the quarter ended March 31, 1999, the Company acquired post-production and other equipment through capital leases totaling $2.0 million.

NOTE 5--INDUSTRY SEGMENTS

    For the three months ended ended March 31, 2000 and 1999, the Company operated principally in four industry segments: Networks and television production, Electronic retailing, Interactive and Electronic commerce and services. The Networks and television production segment consists of the cable networks USA Network and Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Interactive segment

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--INDUSTRY SEGMENTS (CONTINUED)
represents the Company's on-line retailing networks business. The Electronic commerce and services segment primarily represents the Company's customer and e-care businesses.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
REVENUE
Networks and television production......................  $378,953   $331,544
Electronic retailing....................................   379,058    275,510
Interactive.............................................     6,088      6,516
Electronic commerce and services........................       898        273
Other...................................................        --      4,046
                                                          --------   --------
                                                          $764,997   $617,889
                                                          ========   ========
OPERATING PROFIT (LOSS)
Networks and television production......................  $110,787   $ 81,270
Electronic retailing....................................    30,012     14,686
Electronic commerce and services........................    (3,923)      (426)
Interactive.............................................   (10,057)    (7,801)
Corporate and other.....................................    (8,835)    (5,886)
                                                          --------   --------
                                                          $117,984   $ 81,843
                                                          ========   ========

NOTE 6--GUARANTEE OF NOTES

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

NOTE 7--SUBSEQUENT EVENTS

ACQUISITION OF PRECISION RESPONSE CORPORATION

    On April 5, 2000, USAi acquired Precision Response Corp. ("PRC") in a stock-for-stock transaction, issuing 24.3 million shares of USAi common stock valued at approximately $705 million in exchange for all outstanding equity of PRC.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7--SUBSEQUENT EVENTS (CONTINUED)
MERGER OF INTERNET SHOPPING NETWORK AND STYLECLICK.COM

    On January 25, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, announced an agreement to form a new company by merging Internet Shopping Network ("ISN") and Styleclick.com. The new company, which will be named Styleclick, Inc., will own and operate the combined properties of Styleclick.com Inc. and ISN. Under the terms of the agreement, USAi will also invest $40 million in cash, contribute $10 million in dedicated media, and will receive warrants to purchase additional shares of the new company. Upon both the closing of the transaction and on a fully diluted basis, USAi will own approximately 75% of the new company and Styleclick.com stockholders will own approximately 25%. In the interim, USAi has agreed to extend a $10 million bridge loan to Styleclick.com. As of March 31, 2000, the amount outstanding under the loan is $5.0 million. The transaction is expected to close in the second quarter of 2000.

                       CONSOLIDATED FINANCIAL STATEMENTS

                           USANI LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
NET REVENUES
Networks and television production..........................  $378,953   $331,544
Electronic retailing........................................   379,058    275,510
Interactive.................................................     6,088      6,516
Electronic commerce and services............................       898        273
Other.......................................................        --      4,046
                                                              --------   --------
Total net revenues..........................................   764,997    617,889

OPERATING COSTS AND EXPENSES:
Cost of sales and services..................................   238,411    176,086
Program costs...............................................   165,864    170,067
Selling and marketing.......................................    88,894     62,631
General and administrative..................................    72,159     56,036
Other operating costs.......................................    25,724     22,129
Amortization of cable distribution fees.....................     8,223      6,090
Depreciation and amortization...............................    47,738     43,007
                                                              --------   --------
    Total operating costs and expenses......................   647,013    536,046
                                                              --------   --------

Operating profit............................................   117,984     81,843
Other income (expense):
Interest income.............................................    13,829     10,615
Interest expense............................................   (16,907)   (20,378)
Gain on sale of securities..................................        --     47,300
Miscellaneous...............................................    (2,479)     9,616
                                                              --------   --------
                                                                (5,557)    47,153
                                                              --------   --------

Earnings before income taxes................................   112,427    128,996
Minority interest (expense) benefit.........................    (2,296)       186
Income tax expense..........................................    (5,012)    (1,883)
                                                              --------   --------
NET EARNINGS................................................  $105,119   $127,299
                                                              ========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                              ----------   ------------
                                                                 2000          1999
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
                           ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  241,778    $  247,474
Accounts and notes receivable, net of allowance of $41,200
  and $33,317, respectively.................................     389,562       381,175
Inventories, net............................................     440,116       432,520
Investments held for sale...................................      12,000            --
Other current assets, net...................................      20,551         8,542
                                                              ----------    ----------
    Total current assets....................................   1,104,007     1,069,711

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     152,077       123,606
Buildings and leasehold improvements........................      60,725        59,074
Furniture and other equipment...............................      66,669        67,246
Land........................................................      10,246        10,246
Projects in progress........................................      28,377        31,736
                                                              ----------    ----------
                                                                 318,094       291,908
    Less accumulated depreciation and amortization..........     (92,620)      (79,350)
                                                              ----------    ----------
                                                                 225,474       212,558
OTHER ASSETS
Intangible assets, net......................................   5,104,199     5,105,510
Cable distribution fees, net ($33,532 and $35,181,
  respectively, to related parties).........................     149,442       130,988
Long-term investments.......................................      53,597        93,742
Notes and accounts receivable, net..........................      19,370        19,506
Inventories, net............................................     142,891       154,497
Advances to USAI and Subsidiaries...........................     656,244       649,480
Deferred charges and other, net.............................      39,558        36,934
                                                              ----------    ----------
                                                              $7,494,782    $7,472,926
                                                              ==========    ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                              ----------   ------------
                                                                 2000          1999
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
              LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   16,335    $    3,758
Accounts payable, trade.....................................     148,915       147,864
Obligations for program rights and film costs...............     280,920       265,235
Cable distribution fees payable ($18,559 and $18,733,
  respectively, to related parties).........................      51,355        43,993
Deferred revenue............................................      48,643        47,536
Other accrued liabilities...................................     292,892       257,575
                                                              ----------    ----------
Total current liabilities...................................     839,060       765,961

LONG-TERM OBLIGATIONS
(net of current maturities).................................     528,203       527,339

OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................     237,429       256,260

OTHER LONG-TERM LIABILITIES.................................      74,772        81,156

MINORITY INTEREST...........................................       4,964           531

COMMITMENTS AND CONTINGENCIES...............................          --            --

MEMBERS' EQUITY.............................................

Class A (245,393,314 and 245,601,782 shares,
  respectively).............................................   1,892,580     1,912,514
Class B (282,161,532 shares)................................   2,978,635     2,978,635
Class C (45,774,708 shares).................................     466,252       466,252
Retained earnings...........................................     471,228       484,278
Accumulated other comprehensive income......................       1,659            --
                                                              ----------    ----------

Total members' equity.......................................   5,810,354     5,841,679
                                                              ----------    ----------

                                                              $7,494,782    $7,472,926
                                                              ==========    ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                  (UNAUDITED)

                                                                                              ACCUMULATED
                                            CLASS A      CLASS B     CLASS C                     OTHER
                                              LLC          LLC         LLC      RETAINED     COMPREHENSIVE
                                TOTAL        SHARES       SHARES      SHARES    EARNINGS        INCOME
                              ----------   ----------   ----------   --------   ---------   ---------------
                                                             (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1999......................  $5,841,679   $1,912,514   $2,978,635   $466,252   $484,278        $   --
COMPREHENSIVE INCOME:
Net earnings for the three
  months ended March 31,
  2000......................     105,119           --           --         --    105,119            --
Foreign currency
  translation...............        (299)                                                         (299)
Increase in unrealized gains
  in available for sale
  securities................       1,958           --           --         --         --         1,958
                              ----------
Comprehensive income........     106,778
Issuance of LLC shares......      14,485       14,485           --         --         --            --
Repurchase of LLC shares....     (34,419)     (34,419)          --         --         --            --
Mandatory tax distribution
  to LLC partners...........    (118,169)          --           --         --   (118,169)           --
                              ----------   ----------   ----------   --------   --------        ------
BALANCE AT MARCH 31,
  2000......................  $5,810,354   $1,892,580   $2,978,635   $466,252   $471,228        $1,659
                              ==========   ==========   ==========   ========   ========        ======

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $ 105,119   $ 127,299

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................     47,738      43,007
  Amortization of cable distribution fees...................      8,223       6,090
  Amortization of program rights and film costs.............    143,468     159,261
  Gain on sale of securities................................         --     (47,300)
  Amortization of deferred financing costs..................        935          --
  Equity in (earnings) losses of unconsolidated
    affiliates..............................................      2,788         443
  Minority interest.........................................      2,296        (186)

CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................       (767)     11,477
  Inventories...............................................     21,921       5,332
  Accounts payable..........................................     (9,225)    (44,110)
  Accrued liabilities and deferred revenue..................     14,384      (8,172)
  Payment for program rights and film costs.................   (166,028)   (161,939)
  Increase in cable distribution fees.......................    (18,591)     (6,981)
  Other, net................................................     19,634      (1,185)
                                                              ---------   ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............    171,895      83,036

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................     (3,997)     (7,500)
Capital expenditures........................................    (17,010)    (10,011)
Increase in long-term investments and notes receivable......     (1,853)    (11,385)
Advance to Styleclick.......................................     (5,000)         --
Proceeds from sale of securities............................         --      58,110
Proceeds from long-term notes receivable....................         --       3,691
Other, net..................................................     (4,458)         --
                                                              ---------   ---------
    NET CASH USED IN INVESTING ACTIVITIES...................    (32,318)     32,905

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................     19,514          --
Intercompany................................................     (2,673)      4,311
Payment of mandatory tax distribution to LLC partners.......   (118,169)    (52,755)
Principal payments on long-term obligations.................    (16,162)     (6,965)
Repurchase of LLC shares....................................    (34,419)         --
Proceeds from issuance of LLC shares........................     14,485          --
Other.......................................................     (7,550)         --
                                                              ---------   ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.....   (144,974)    (55,409)
                                                              ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (299)         --
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     (5,696)     60,532
Cash and cash equivalents at beginning of period............    247,474     234,903
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 241,778   $ 295,435
                                                              =========   =========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANi LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

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

    On February 12, 1998, the Company acquired USA Networks, a New York general partnership, consisting of cable television networks, USA Network and Sci-Fi Channel ("Networks"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram").

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

    The four principal areas of business are:

    - Networks and television production, which includes Networks and Studios USA. Networks operates the USA Network and Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

    - Electronic retailing, which consists primarily of the Home Shopping Network and America's Store which are engaged in the electronic retailing business.

    - Interactive, which represents Internet Shopping Network, the Company's on-line retailing networks business.

    - Electronic commerce and services, which primarily represents the Company's customer and e-care businesses.

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2000. Certain amounts in the Condensed Consolidated Financial Statements for the quarter ended March 31, 1999 have been reclassified to conform to the 2000 presentation.

    In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Condensed

                           USANi LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's audited Consolidated Financial Statements and Notes thereto.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K") for a summary of all significant accounting policies.

NOTE 3--INVESTMENTS

    During the quarter ended March 31, 1999, the Company recognized a pre-tax gain of $47.3 million on the sale of securities in a publicly traded entity.

NOTE 4--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000:

    As of January 1, 2000 the Company began to consolidate the accounts of HOT Germany, an electronic retailer operating principally in Germany, whereas its investment in HOT Germany was previously accounted for under the equity method of accounting.

    On January 20, 2000, the Company completed its acquisition of Ingenious Designs, Inc. ("IDI"), by issuing approximately 190,000 shares of USAi common stock for all the outstanding stock of IDI, for a total value of approximately $5.0 million.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999:

    During the quarter ended March 31, 1999, the Company acquired post-production and other equipment through capital leases totaling $2.0 million.

NOTE 5--INDUSTRY SEGMENTS

    For the three months ended ended March 31, 2000 and 1999, the Company operated principally in four industry segments: Networks and television production, Electronic retailing, Interactive and Electronic commerce and services. The Networks and television production segment consists of the cable networks USA Network and Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Interactive segment

                           USANi LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--INDUSTRY SEGMENTS (CONTINUED)
represents the Company's on-line retailing networks business. The Electronic commerce and services segment primarily represents the Company's customer and e-care businesses.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                         2000           1999
                                                       --------       --------
                                                           (IN THOUSANDS)
REVENUE
Networks and television production...................  $378,953       $331,544
Electronic retailing.................................   379,058        275,510
Interactive..........................................     6,088          6,516
Electronic commerce and services.....................       898            273
Other................................................        --          4,046
                                                       --------       --------
                                                       $764,997       $617,889
                                                       ========       ========

OPERATING PROFIT (LOSS)
Networks and television production...................  $110,787       $ 81,270
Electronic retailing.................................    30,012         14,686
Electronic commerce and services.....................    (3,923)          (426)
Interactive..........................................   (10,057)        (7,801)
Corporate and other..................................    (8,835)        (5,886)
                                                       --------       --------
                                                       $117,984       $ 81,843
                                                       ========       ========

NOTE 6--NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

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

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because USAi's and the Company's management has determined that the information contained in such documents would not be material to investors. USANi LLC and its subsidiaries have no material restrictions on their ability to transfer amounts to fund USAi's operations.

                           USANi LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7--SUBSEQUENT EVENTS

ACQUISITION OF PRECISION RESPONSE CORPORATION

    On April 5, 2000, USAi acquired Precision Response Corp. ("PRC") in a stock-for-stock transaction, issuing 24.3 million shares of USAi common stock valued at approximately $705 million in exchange for all outstanding equity of PRC.

MERGER OF INTERNET SHOPPING NETWORK AND STYLECLICK.COM

    On January 25, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, announced an agreement to form a new company by merging Internet Shopping Network ("ISN") and Styleclick.com. The new company, which will be named Styleclick, Inc., will own and operate the combined properties of Styleclick.com Inc. and ISN. Under the terms of the agreement, USAi will also invest $40 million in cash, contribute $10 million in dedicated media, and will receive warrants to purchase additional shares of the new company. Upon both the closing of the transaction and on a fully diluted basis, USAi will own approximately 75% of the new company and Styleclick.com stockholders will own approximately 25%. In the interim, USAi has agreed to extend a $10 million bridge loan to Styleclick.com. As of March 31, 2000, the amount outstanding under the loan is $5.0 million. The transaction is expected to close in the second quarter of 2000.

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION                             PAGE
       -------                                  -----------                             ----
       10.1*            Letter Agreement, dated February 25, 2000, between USA
                        Networks, Inc. and Thomas J. Kuhn...........................

        27.1            Financial Data Schedule (for SEC use only)..................

        27.2            Financial Data Schedule (for SEC use only)..................

------------------------

* Reflects management contracts and compensatory plans.