Form 10-Q
period 2000-06-30
USA NETWORKS INC
filed 2000-08-14
CIK 891103

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

    As of July 31, 2000, the following shares of the Registrant's capital stock were outstanding:

Common Stock................................................  305,046,756
Class B Common Stock........................................   63,033,452
                                                              -----------
  Total.....................................................  368,080,208
Common Stock issuable upon exchange of outstanding
  exchangeable subsidiary equity............................  361,152,846
                                                              -----------
  Total outstanding Common Stock, assuming full exchange of
    Class B Common Stock and exchangeable subsidiary
    equity..................................................  729,233,054
                                                              ===========

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 2000 was $4,805,136,742. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

    Assuming the exchange, as of July 31, 2000, of all equity securities of subsidiaries of the Registrant exchangeable for Common Stock of the Registrant, the Registrant would have outstanding 729,233,054 shares of Common Stock with an aggregate market value of $15,359,471,200.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      USA NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                              -----------------------   -----------------------
                                                                 2000         1999         2000         1999
                                                              ----------   ----------   ----------   ----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES
  USA ENTERTAINMENT
  Networks and television production........................  $  390,688   $  316,394   $  769,641   $  647,938
  Filmed entertainment......................................      20,773       10,080       51,080       11,775
  Broadcasting..............................................       4,723        2,449        8,357        3,350
  Developing networks.......................................       3,709          218        4,271          427

  USA ELECTRONIC RETAILING
  Electronic retailing......................................     357,722      284,322      736,780      559,832

  USA INFORMATION AND SERVICES
  Ticketing operations......................................     143,019      119,703      270,980      219,426
  Hotel reservations........................................      78,082       23,018      133,345       23,018
  Teleservicing.............................................      70,212           --       70,212           --
  Interactive...............................................      25,024       13,427       47,525       25,540
  Electronic commerce and services..........................       3,730        4,982        8,294        8,188

  OTHER.....................................................         395        2,836          395        6,882
                                                              ----------   ----------   ----------   ----------
      Total net revenues....................................   1,098,077      777,429    2,100,880    1,506,376
                                                              ----------   ----------   ----------   ----------

Operating costs and expenses:
  Cost of sales.............................................     465,627      227,348      874,418      421,105
  Program costs.............................................     173,173      149,280      339,037      319,347
  Selling and marketing.....................................     133,117      132,909      259,747      248,330
  General and administrative................................     116,161      110,047      209,677      203,611
  Other operating costs.....................................      30,831       23,138       54,525       41,742
  Amortization of cable distribution fees...................       8,267        6,186       16,490       12,276
  Non-cash distribution and marketing expense...............       1,596           --        2,359           --
  Depreciation and amortization.............................     131,274       76,800      239,266      147,037
                                                              ----------   ----------   ----------   ----------
      Total operating costs and expenses....................   1,060,046      725,708    1,995,519    1,393,448
                                                              ----------   ----------   ----------   ----------
      Operating profit......................................      38,031       51,721      105,361      112,928

Other income (expense):
  Interest income...........................................      14,547        5,263       24,279       15,349
  Interest expense..........................................     (23,308)     (19,613)     (41,680)     (40,063)
  Gain on sale of securities................................          --        2,970           --       50,270
  Other, net................................................      (1,929)      (7,470)      (2,545)       2,495
                                                              ----------   ----------   ----------   ----------
                                                                 (10,690)     (18,850)     (19,946)      28,051
                                                              ----------   ----------   ----------   ----------

Earnings before income taxes and minority interest..........      27,341       32,871       85,415      140,979
Income tax expense..........................................     (18,993)     (13,855)     (50,498)     (40,355)
Minority interest...........................................     (36,903)     (28,732)     (82,344)    (102,797)
                                                              ----------   ----------   ----------   ----------
NET LOSS....................................................  $  (28,555)  $   (9,716)  $  (47,427)  $   (2,173)
                                                              ==========   ==========   ==========   ==========
Basic loss per common share.................................  $     (.08)  $     (.03)  $     (.14)  $     (.01)
                                                              ==========   ==========   ==========   ==========
Diluted loss per common share...............................  $     (.08)  $     (.03)  $     (.14)  $     (.01)
                                                              ==========   ==========   ==========   ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                 JUNE 30,        DECEMBER 31,
                                                                   2000              1999
                                                              ---------------   ---------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                            ASSETS

CURRENT ASSETS
Cash and cash equivalents...................................    $   457,133       $  424,239
Marketable securities, available for sale...................         61,105               --
Accounts and notes receivable, net of allowance of $52,478
  and $41,993, respectively.................................        560,303          454,341
Inventories, net............................................        477,786          470,844
Investments held for sale...................................          9,443           11,512
Other current assets, net...................................         50,871           27,519
                                                                -----------       ----------
    Total current assets....................................      1,616,641        1,388,455

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................        384,657          324,412
Buildings and leasehold improvements........................        140,638          110,403
Furniture and other equipment...............................         93,226           85,487
Land........................................................         15,059           16,094
Projects in progress........................................         55,367           41,438
                                                                -----------       ----------
                                                                    688,947          577,834
    Less accumulated depreciation and amortization..........       (228,554)        (221,203)
                                                                -----------       ----------
                                                                    460,393          356,631

OTHER ASSETS
Intangible assets, net......................................      7,718,345        6,831,487
Cable distribution fees, net
  ($31,884 and $35,181, respectively, to related parties)...        151,059          130,988
Long-term investments.......................................         95,636          121,383
Notes and accounts receivable, net of current portion
  ($3,283 and $2,562, respectively, from related parties)...         36,247           26,248
Advance to Universal........................................        132,939          163,814
Inventories, net............................................        141,948          166,477
Deferred income taxes.......................................         18,548               --
Deferred charges and other, net.............................         90,651           67,669
                                                                -----------       ----------
                                                                $10,462,407       $9,253,152
                                                                ===========       ==========

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                 JUNE 30,        DECEMBER 31,
                                                                   2000              1999
                                                              ---------------   ---------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations.................    $    24,315       $   10,801
Accounts payable, trade.....................................        213,088          188,343
Accounts payable, client accounts...........................        106,007           98,586
Obligations for program rights and film costs...............        259,679          272,945
Amount due under acquisition agreement......................         45,639           17,500
Cable distribution fees payable
  ($18,476 and $18,733, respectively, to related parties)...         38,183           43,993
Deferred revenue............................................        100,827           83,811
Deferred income taxes.......................................            792            4,050
Other accrued liabilities...................................        386,481          311,724
                                                                -----------       ----------
    Total current liabilities...............................      1,175,011        1,031,753

LONG-TERM OBLIGATIONS (net of current maturities)...........        574,763          574,979

OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS,
  net of current............................................        243,692          262,810

OTHER LONG-TERM LIABILITIES.................................        107,242          116,695

DEFERRED INCOME TAXES.......................................             --            5,120

MINORITY INTEREST...........................................      4,823,507        4,492,066

COMMITMENTS AND CONTINGENCIES...............................             --               --

STOCKHOLDERS' EQUITY
Preferred stock--$.01 par value; authorized 15,000,000
  shares; no shares issued and outstanding..................             --               --
Common stock--$.01 par value; authorized 1,600,000,000
  shares; issued and outstanding, 304,909,661 and
  274,013,418 shares, respectively..........................          3,049            2,740
Class B--convertible common stock--$.01 par value;
  authorized, 400,000,000 shares; issued and outstanding,
  63,033,452 shares.........................................            630              630
Additional paid-in capital..................................      3,766,534        2,830,506
Accumulated deficit.........................................       (101,785)         (54,358)
Accumulated other comprehensive income......................         (5,192)           4,773
Treasury stock, at cost.....................................       (120,046)          (9,564)
Note receivable from key executive for common stock
  issuance..................................................         (4,998)          (4,998)
                                                                -----------       ----------
    Total stockholders' equity..............................      3,538,192        2,769,729
                                                                -----------       ----------
                                                                $10,462,407       $9,253,152
                                                                ===========       ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                                                  NOTE RECEIVABLE
                                                      CLASS B                               ACCUM.                   FROM KEY
                                                    CONVERTIBLE     ADDIT.                  OTHER                  EXECUTIVE FOR
                                          COMMON      COMMON       PAID-IN      ACCUM.      COMP.     TREASURY     COMMON STOCK
                              TOTAL       STOCK        STOCK       CAPITAL      DEFICIT     INCOME      STOCK        ISSUANCE
                            ----------   --------   -----------   ----------   ---------   --------   ---------   ---------------
                                                                       (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1999....................  $2,769,729    $2,740        $630      $2,830,506   $ (54,358)  $ 4,773    $  (9,564)      $(4,998)

Comprehensive income:
  Net loss for the six
    months ended June 30,
    2000..................     (47,427)       --          --              --     (47,427)       --           --            --
  Decrease in unrealized
    gains in available for
    sale securities.......      (8,936)       --          --              --          --    (8,936)          --            --
  Foreign currency
    translation...........      (1,029)       --          --              --          --    (1,029)          --            --
                            ----------
    Comprehensive loss....     (57,392)
Issuance of common stock
  upon exercise of stock
  options.................      26,101        33          --          26,068          --        --           --            --
Income tax benefit related
  to stock options
  exercised...............      14,138        --          --          14,138          --        --           --            --
Issuance of stock in
  connection with PRC
  acquisition.............     887,451       322          --         887,129          --        --           --            --
Issuance of stock in
  connection with other
  transactions............       8,697         4          --           8,693          --        --           --            --
Purchase of treasury stock
  in connection with stock
  repurchase program......    (110,532)      (50)         --              --          --        --     (110,482)           --
                            ----------    ------        ----      ----------   ---------   -------    ---------       -------
BALANCE AT JUNE 30,
  2000....................  $3,538,192    $3,049        $630      $3,766,534   $(101,785)  $(5,192)   $(120,046)      $(4,998)
                            ==========    ======        ====      ==========   =========   =======    =========       =======

Comprehensive loss for the three months ended June 30, 2000 was $37,548.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $ (47,427)  $ (2,173)

  Adjustments to reconcile net loss to net cash provided by
    operating activities:
  Depreciation and amortization.............................    239,266    147,037
  Amortization of cable distribution fees...................     16,490     12,276
  Amortization of program rights and film costs.............    334,788    270,530
  Amortization of non-cash distribution and marketing
    costs...................................................      2,359         --
  Amortization of deferred financing costs and non-cash
    interest................................................      2,179        945
  Equity in losses (earnings) of unconsolidated
    affiliates..............................................      7,007    (10,112)
  Gain on sale of subsidiary stock..........................     (3,718)        --
  Gain on sale of securities................................         --    (50,270)
  Non-cash interest income..................................     (4,917)    (1,110)
  Non-cash stock compensation...............................      7,557      2,187
  Minority interest.........................................     82,344    102,797

Changes in current assets and liabilities:
  Accounts receivable.......................................      7,954     (4,571)
  Inventories...............................................      6,498    (18,421)
  Accounts payable..........................................    (35,213)   (12,071)
  Accrued liabilities and deferred revenue..................     48,568      7,860
  Payment for program rights and film costs.................   (386,740)  (265,512)
  Increase in cable distribution fees.......................    (27,296)   (12,746)
  Other, net................................................      5,977     22,974
                                                              ---------   --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............    255,676    189,620
                                                              ---------   --------

Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (148,229)  (162,183)
  Capital expenditures......................................    (76,337)   (52,665)
  Advance to Universal......................................         --   (200,000)
  Recoupment of advance to Universal........................     35,792      1,343
  Advance to Styleclick for promissory note.................     (9,000)        --
  Increase in long-term investments and notes receivable....    (14,338)   (12,150)
  Purchase of marketable securities.........................    (64,535)        --
  Proceeds from sale of securities..........................         --     61,080
  Proceeds from long-term notes receivable..................         --      3,691
  Payment of merger and financing costs.....................     (3,216)        --
  Other, net................................................    (14,127)    (2,384)
                                                              ---------   --------
    NET CASH USED IN INVESTING ACTIVITIES...................   (293,990)  (363,268)
                                                              ---------   --------
Cash flows from financing activities:
  Borrowings................................................     35,906         --
  Principal payments on long-term obligations...............    (69,158)   (15,472)
  Purchase of treasury stock................................   (110,532)    (4,938)
  Payment of mandatory tax distribution to LLC partners.....    (68,065)   (28,830)
  Proceeds from sale of subsidiary stock....................     90,969         --
  Proceeds from issuance of common stock and LLC shares.....    199,402     34,732
  Other, net................................................     (6,285)        --
                                                              ---------   --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......     72,237    (14,508)
                                                              ---------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (1,029)      (475)
                                                              ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     32,894   (188,631)
Cash and cash equivalents at beginning of period............    424,239    445,356
                                                              ---------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 457,133   $256,725
                                                              =========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

    USA Networks, Inc. (the "Company" or "USAi") is a holding company, the subsidiaries of which are focused on the new convergence of entertainment, information and direct selling.

    On April 5, 2000, the Company acquired Precision Response Corporation ("PRC") (the "PRC Transaction"). See Note 3.

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

    The Company engages in ten principal areas of business. In the second quarter, the Company reorganized the segments into three units, USA Entertainment, USA Electronic Retailing and USA Information and Services. The units and segments are as follows:

USA ENTERTAINMENT

    - NETWORKS AND TELEVISION PRODUCTION, which includes Networks and Studios USA. Networks operates the USA Network and Sci-Fi Channel cable networks and, Studios USA produces and distributes television programming.

    - FILMED ENTERTAINMENT, which primarily represents the Company's domestic theatrical film distribution and production businesses.

    - BROADCASTING, which owns and operates television stations.

    - DEVELOPING NETWORKS, which primarily represents recently acquired cable television properties Trio and News World International and SciFi.com, a developing Internet content and commerce site.

USA ELECTRONIC RETAILING

    - ELECTRONIC RETAILING, consisting primarily of the Home Shopping Network and America's Store, which are engaged in the electronic retailing business.

USA INFORMATION AND SERVICES

    - TICKETING OPERATIONS, which primarily represents Ticketmaster, the leading provider of automated ticketing services in the United States, and Ticketmaster.com, Ticketmaster's exclusive agent for online ticket sales.

    - HOTEL RESERVATIONS, consisting of Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
    - TELESERVICES, consisting of Precision Response Corporation, a leader in outsourced customer care for both large corporations and high-growth internet-focused companies.

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

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 1999. Certain amounts in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 1999 have been reclassified to conform to the 2000 presentation.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Securities and Exchange Commission issued an amendment to Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101") which delayed the effective date for adoption of SAB 101 to the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition criteria for certain types of transactions. SAB 101 also provides guidance on the disclosures that companies should make about their revenue recognition policies and the impact of events and trends on revenue.

    In June 2000, the Accounting Standards Executive Committee ("AcSEC") issued SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2"), which replaces FASB Statement No. 53, FINANCIAL ACCOUNTING BY PRODUCERS AND DISTRIBUTORS OF MOTION PICTURE FILMS. AcSEC concluded that film costs would be accounted for under an inventory model. In addition, the SOP considers such topics as revenue recognition (fixed fees and minimum guarantees in variable fee arrangements), fee allocation in multiple

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) films, accounting for exploitation costs, and impairment assessment. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2000.

    The Company is currently evaluating the impact of SAB 101 and SOP 00-2, although the impact is not expected to be material.

NOTE 3--BUSINESS ACQUISITIONS

PRC TRANSACTION

    On April 5, 2000, USAi acquired PRC in a tax-free merger by issuing approximately 24.3 million shares of USAi common stock for all of the outstanding stock of PRC for a total value of approximately $708.3 million (the "PRC Transaction"). In connection with the acquisition, the Company repaid approximately $32.3 million of outstanding borrowings under PRC's existing revolving credit facility.

    The PRC Transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $647.0 million has been allocated to goodwill, which is being amortized over 20 years. Assets and liabilities as of the acquisition date consist of the following:

                                                              (IN THOUSANDS)
                                                              --------------
Current assets..............................................     $65,335
Non-current assets..........................................      90,001
Goodwill....................................................     646,975
Current liabilities.........................................      60,292
Non-current liabilities.....................................      33,739

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

    Furthermore, in conjunction with HRN's initial public offering (see below), USAi issued to the sellers the number of shares of HRN class A common stock equal to 10% of the aggregate value of the equity of HRN immediately prior to a transaction, as defined. USAi issued the sellers approximately 4.9 million shares of HRN class A common stock valued at $78.4 million. Pursuant to an amendment of the asset purchase agreement with the sellers of HRN's predecessor business entered into in contemplation of the initial public offering, HRN agreed to issue HRN class A common stock to the sellers in exchange for

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED) releasing the obligation to make additional performance-based payments covering the twelve month periods ending March 31, 2001 and 2002. HRN issued the sellers approximately 5.1 million shares of HRN class A common stock valued at $81.6 million. The contingent payment for the twelve month period ending
March 31, 2000 is currently being finalized and is estimated to be approximately $45.6 million. This estimated amount is reflected as a liability and resulted in additional goodwill which will be amortized over the remaining life of the goodwill.

    The acquisition has been accounted for under the purchase method of accounting. The purchase price, including the initial contingent payments of $50 million for the year ended December 31, 1999, the stock issued to the sellers in conjunction with the initial public offering, and the estimated contingent payment for the twelve months ended March 31, 2000 has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase, resulting in goodwill of approximately
$405.9 million which is being amortized over a ten year life.

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

    Also on May 28, 1999, USAi acquired from Universal the domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses. The acquisition included PFE's domestic production assets such as Interscope Communications and Propaganda Films, as well as the following distribution assets: PolyGram Video, Polygram Filmed Entertainment Canada, Gramercy Pictures, and PolyGram Films. In connection with the transaction, USAi agreed to assume certain liabilities related to the PFE businesses acquired. In addition, USAi advanced
$200.0 million to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement pursuant to which USAi will distribute, in the U.S. and Canada, certain Polygram theatrical films which were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through June 30, 2000, approximately
$78.7 million had been offset against the advance and $11.7 million of interest had accrued.

    The October Films/PFE Transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $184.5 million has been allocated to goodwill, which is being amortized over 20 years.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED)
    The following unaudited pro forma condensed consolidated financial information for the three and six months ended June 30, 2000 and 1999, is presented to show the results of the Company, as if the PRC Transaction, the Hotel Reservations Network Transaction and the October Films/ PFE Transaction had occurred on January 1, 1999. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles, changes in programming and film costs amortization and an increase in interest expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 1999.

                                    SIX MONTHS     THREE MONTHS     SIX MONTHS
                                       ENDED           ENDED           ENDED
                                   JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 1999
                                   -------------   -------------   -------------
                                         (IN THOUSANDS EXCEPT SHARE DATA)
Net revenues.....................   $2,170,529      $  854,586      $1,657,702

Net loss.........................      (54,711)        (26,144)        (30,368)

Basic and diluted loss per                (.15)           (.07)           (.09)
  share..........................

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

NOTE 5--INVESTMENTS

    During the quarter and six months ended June 30, 1999, the Company recognized pre-tax gains of $3.0 and $50.3 million, respectively, on the sale of securities in a publicly traded entity.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE SIX MONTHS ENDED
  JUNE 30, 2000:

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

    On April 5, 2000, USAi completed its acquisition of PRC by issuing approximately 24.3 million shares of USAi common stock for all of the outstanding stock of PRC, for a total value of approximately $708.3 million.

    On May 26, 2000, TMCS completed its acquisition of Ticketweb, Inc. ("Ticketweb"), by issuing approximately 1.8 million shares of TMCS Class B Common Stock for all the outstanding stock of Ticketweb, for a total value of approximately $33.5 million.

    For the three and six months ended June 30, 2000, interest accrued on the $200.0 million advance to Universal amounted to $2.5 million and $5.0 million, respectively.

    For the three and six months ended June 30, 2000, the Company incurred non-cash distribution and marketing expense of $1.6 million and $2.4 million, respectively.

    During the second quarter, the company recorded $11.6 million of expense related to an agreement with an executive. Of this amount, $3.8 million is a non-cash stock compensation charge related to restricted stock.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999:

    On March 29, 1999, TMCS completed its acquisition of City Auction, Inc. ("City Auction"), a person-to-person online auction community, by issuing approximately 800,000 shares of its Class B common stock for all the outstanding stock of City Auction, for a total value of $27.2 million.

    On May 28, 1999, the Company completed the October Films/ PFE Transaction by issuing 600,000 shares of Common Stock, for a value of $11.6 million.

    On June 14, 1999, TMCS completed its acquisition of Match.com, Inc., ("Match"), an Internet personals company. In connection with the acquisition, TMCS issued 1,924,777 shares of Class B Common Stock to the former owners of Match representing a total purchase price of approximately $45.0 million.

    During the six months ended June 30, 1999, the Company acquired post-production equipment through a capital lease totaling $2.1 million.

NOTE 7--INDUSTRY SEGMENTS

    For the three and six months ended June 30, 2000, the Company operated principally in ten industry segments: Networks and television production, Electronic retailing, Ticketing operations, Hotel reservations, Teleservices, Interactive, Filmed entertainment, Electronic commerce and services, Broadcasting and

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7--INDUSTRY SEGMENTS (CONTINUED)
Developing networks. The Networks and television production segment consists of the cable networks USA Network and Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists principally of the Home Shopping Network, America's Store and HOT Germany, which are engaged in the sale of merchandise through electronic retailing. The Ticketing operations segment provides automated ticketing services primarily in the United States. The Hotel reservations segment was formed on May 10, 1999 in conjunction with the acquisition of Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States. The Teleservices segment was formed on April 5, 2000 in conjunction with the acquisition of PRC, a leader in outsourced customer care for both large corporations and high-growth internet-focused companies. The Interactive segment represents the Company's on-line retailing networks business and local city guide business. The Filmed entertainment segment represents USA Films, which consists of domestic theatrical film distribution and production businesses which were acquired May 28, 1999, and Savoy. The Electronic commerce and services segment primarily represents the Company's customer and e-care businesses. The Broadcasting segment includes the operations of broadcast television stations in twelve markets that principally transmit Home Shopping Network programming although three transmit other programming. The Developing networks segment consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, a developing Internet content and commerce site.

    In addition, in the second quarter, the Company reorganized the segments into three units, USA Entertainment, USA Electronic Retailing and USA Information and Services. USA Entertainment consists of Networks and television production, Filmed entertainment, Broadcasting and Developing networks.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7--INDUSTRY SEGMENTS (CONTINUED)
USA Electronic Retailing consists of Electronic retailing. USA Information and Services consists of Ticketing operations, Hotel reservations, Teleservices, Interactive and Electronic commerce and services.

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                  ---------------------   -----------------------
                                                     2000        1999        2000         1999
                                                  ----------   --------   ----------   ----------
                                                     (IN THOUSANDS)           (IN THOUSANDS)
Revenue
  USA ENTERTAINMENT
  Networks and television production............  $  390,688   $316,394   $  769,641   $  647,938
  Filmed entertainment..........................      20,773     10,080       51,080       11,775
  Broadcasting..................................       4,723      2,449        8,357        3,350
  Developing networks...........................       3,709        218        4,271          427

  USA ELECTRONIC RETAILING
  Electronic retailing..........................     357,722    284,322      736,780      559,832

  USA INFORMATION AND SERVICES
  Ticketing operations..........................     143,019    119,703      270,980      219,426
  Hotel reservations............................      78,082     23,018      133,345       23,018
  Teleservices..................................      70,212          0       70,212            0
  Interactive...................................      25,024     13,427       47,525       25,540
  Electronic commerce and services..............       3,730      4,982        8,294        8,188

  OTHER.........................................         395      2,836          395        6,882
                                                  ----------   --------   ----------   ----------
                                                  $1,098,077   $777,429   $2,100,880   $1,506,376
                                                  ==========   ========   ==========   ==========
Operating profit (loss)
  USA ENTERTAINMENT
  Networks and television production............  $  111,190   $ 77,697   $  221,977   $  158,967
  Filmed entertainment..........................      (4,638)      (441)      (4,550)        (642)
  Broadcasting..................................     (19,234)   (13,702)     (34,003)     (25,084)
  Developing networks...........................      (2,528)      (543)      (2,528)        (543)

  USA ELECTRONIC RETAILING
  Electronic retailing..........................      28,728     25,646       65,106       46,986

  USA INFORMATION AND SERVICES
  Ticketing operations..........................      16,612     13,901       33,677       22,104
  Hotel reservations............................         885        659        1,751          659
  Teleservices..................................      (2,989)         0       (2,989)           0
  Interactive...................................     (62,959)   (38,795)    (127,448)     (68,326)
  Electronic commerce and services..............      (6,294)       440      (12,510)         290

  OTHER.........................................     (20,742)   (13,141)     (33,122)     (21,483)
                                                  ----------   --------   ----------   ----------
                                                  $   38,031   $ 51,721   $  105,361   $  112,928
                                                  ==========   ========   ==========   ==========

    The Company operates principally within the United States.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 8--SAVOY SUMMARIZED FINANCIAL INFORMATION

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

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Net sales...............................................  $  3,851   $  3,073
Operating expenses......................................     1,389      3,201
Operating income (loss).................................     2,462       (128)
Net income..............................................     3,045      2,120

SUMMARY CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,   DECEMBER 31,
                                                          2000         1999
                                                        --------   ------------
                                                            (IN THOUSANDS)
Current assets........................................  $    591     $    191
Non-current assets....................................   152,710      150,236
Current liabilities...................................    14,392       12,273
Non-current liabilities...............................    38,991       39,081

NOTE 9-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL
       INFORMATION

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

    The following tables present condensed consolidating financial information for the three and six months ended June 30, 2000 and 1999 for: (1) the Company on a stand-alone basis, (2) Holdco on a stand-alone basis, (3) USANi LLC on a stand-alone basis, (4) the combined Wholly Owned Subsidiary Guarantors (including Wholly Owned Subsidiary Guarantors that are wholly owned subsidiaries of USANi

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 9-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL
       INFORMATION (CONTINUED)
LLC), (5) the combined non-guarantor subsidiaries of the Company (including the non-guarantor subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries")), and (6) the Company on a consolidated basis.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

                                                                           WHOLLY
                                                                           OWNED
                                                              USANI      SUBSIDIARY   NON-GUARANTOR                      USAI
                                     USAI        HOLDCO        LLC       GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                  ----------   ----------   ----------   ----------   -------------   ------------   ------------
BALANCE SHEET AS OF JUNE 30,
  2000:
Current Assets..................  $    2,412   $       --   $  171,217   $  845,192    $  597,820     $         --   $ 1,616,641
Property and equipment, net.....          --           --       24,956      262,336       173,101               --       460,393
Goodwill and other intangible
  assets, net...................      74,741           --        2,160    5,291,406     2,501,097               --     7,869,404
Investment in subsidiaries......   3,501,270    1,265,420    6,631,639       19,717            --      (11,418,046)           --
Other assets....................     132,780           --       14,505      814,225        99,182         (544,723)      515,969
                                  ----------   ----------   ----------   ----------    ----------     ------------   -----------
TOTAL ASSETS....................  $3,711,203   $1,265,420   $6,844,477   $7,232,876    $3,371,200     $(11,962,769)  $10,462,407
                                  ==========   ==========   ==========   ==========    ==========     ============   ===========
Current liabilities.............  $       --   $       --   $       --   $  690,333    $  484,678     $         --   $ 1,175,011
Long-term debt, less current
  portion.......................          --           --      518,026        2,244        54,493               --       574,763
Other liabilities...............     173,011           --      309,009      505,030       331,140         (967,256)      350,934
Minority interest...............          --           --           --      452,688       585,260        3,785,559     4,823,507
Interdivisional equity..........          --           --           --    5,582,581     1,915,629       (7,498,210)           --
Stockholders' equity............   3,538,192    1,265,420    6,017,442           --            --       (7,282,862)    3,538,192
                                  ----------   ----------   ----------   ----------    ----------     ------------   -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS EQUITY...........  $3,711,203   $1,265,420   $6,844,477   $7,232,876    $3,371,200     $(11,962,769)  $10,462,407
                                  ==========   ==========   ==========   ==========    ==========     ============   ===========
STATEMENT OF OPERATIONS FOR THE
  THREE MONTHS ENDED JUNE 30,
  2000
Revenue.........................  $       --   $       --   $       --   $  709,807    $  388,270     $         --   $ 1,098,077
Operating expenses..............      (5,418)          --      (15,028)    (610,385)     (429,215)              --    (1,060,046)
Interest expense, net...........      (6,281)          --        5,664       (8,589)          445               --        (8,761)
Other income, expense...........     (16,856)      22,585       98,147      (23,000)       (1,610)         (81,195)       (1,929)
Income tax expense..............          --                        --       (8,108)      (10,885)                       (18,993)
Minority interest...............          --           --           --       (2,395)       19,975          (54,483)      (36,903)
                                  ----------   ----------   ----------   ----------    ----------     ------------   -----------
NET (LOSS) INCOME...............  $  (28,555)  $   22,585   $   88,783   $   57,330    $  (33,020)    $   (135,678)  $   (28,555)
                                  ==========   ==========   ==========   ==========    ==========     ============   ===========

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 9-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL
       INFORMATION (CONTINUED)

                                                                          WHOLLY
                                                                          OWNED
                                                             USANI      SUBSIDIARY    NON-GUARANTOR                      USAI
                                        USAI      HOLDCO      LLC       GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   --------   --------   ------------   -------------   ------------   ------------
STATEMENT OF OPERATIONS FOR THE SIX
  MONTHS ENDED JUNE 30, 2000
Revenue.............................  $     --   $    --    $     --   $ 1,419,262      $ 681,618      $       --    $ 2,100,880
Operating expenses..................    (8,811)       --     (23,863)   (1,206,689)      (756,156)             --     (1,995,519)
Interest expense, net...............   (10,781)       --       9,789       (15,889)          (520)             --        (17,401)
Other income, expense...............   (29,177)   44,375     235,327       (26,007)        (3,465)       (223,598)        (2,545)
Provision for income taxes..........     1,342        --     (27,351)       (9,588)       (14,901)             --        (50,498)
Minority interest...................        --        --          --        (4,691)        43,696        (121,349)       (82,344)
                                            --        --          --            --             --              --             --
                                      --------   -------    --------   -----------      ---------      ----------    -----------
NET (LOSS) INCOME...................  $(47,427)  $44,375    $193,902   $   156,398      $ (49,728)     $ (344,947)   $   (47,427)
                                      ========   =======    ========   ===========      =========      ==========    ===========

CASH FLOW FOR THE SIX MONTHS ENDED
  JUNE 30, 2000
Cash flow from (used in)
  operations........................  $(12,806)  $    --    $ (9,919)  $   223,613      $  54,788      $       --    $   255,676
Cash flow provided (used in)
  investing activities..............    23,153        --     (12,604)     (158,163)      (146,376)             --       (293,990)
Cash flow from financing
  activities........................   (10,347)       --     (25,632)      (64,517)       172,733              --         72,237
Effect of exchange rate.............        --        --          --            --         (1,029)             --         (1,029)
Cash at beginning of period.........        --        --     276,678       (26,004)       173,565              --        424,239
                                      --------   -------    --------   -----------      ---------      ----------    -----------
CASH AT END OF PERIOD...............  $     --   $    --    $228,523   $   (25,071)     $ 253,681      $       --    $   457,133
                                      ========   =======    ========   ===========      =========      ==========    ===========

                                                                       WHOLLY-OWNED
                                                             USANI      SUBSIDIARY    NON-GUARANTOR                      USAI
                                        USAI      HOLDCO      LLC       GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   --------   --------   ------------   -------------   ------------   ------------
STATEMENT OF OPERATIONS FOR THE
  THREE MONTHS ENDED JUNE 30, 1999
Revenue.............................  $     --   $    --    $     --   $   607,988      $ 169,441      $       --    $   777,429
Operating expenses..................    (4,843)       --      (6,362)     (529,778)      (184,725)             --       (725,708)
Interest expense, net...............    (3,037)       --      (6,345)       (4,959)            (9)             --        (14,350)
Gain on sale of securities..........        --        --          --         2,970             --              --          2,970
Other income (expense), net.........     4,890     8,573      71,572       (17,492)        10,022         (85,035)        (7,470)
Income tax expense..................    (6,726)       --          --        (1,255)        (5,874)             --        (13,855)
Minority interest...................        --        --          --        (1,249)        10,102         (37,585)       (28,732)
                                      --------   -------    --------   -----------      ---------      ----------    -----------
NET (LOSS) INCOME...................  $ (9,716)  $ 8,573    $ 58,865   $    56,225      $  (1,043)     $ (122,620)   $    (9,716)
                                      ========   =======    ========   ===========      =========      ==========    ===========

STATEMENT OF OPERATIONS FOR THE SIX
  MONTHS ENDED JUNE 30, 1999
Revenue.............................  $     --   $    --    $     --   $ 1,220,777      $ 285,599      $       --    $ 1,506,376
Operating expenses..................    (7,298)       --     (11,521)   (1,058,920)      (315,709)             --     (1,393,448)
Interest expense, net...............    (4,761)       --     (10,909)       (9,469)           425              --        (24,714)
Gain on sale of securities..........        --        --          --        50,270             --              --         50,270
Other income (expense), net.........    15,011    40,071     230,492        (7,994)        10,489        (285,574)         2,495
Income tax expense..................    (5,125)       --     (21,898)       (3,138)       (10,194)             --        (40,355)
Minority interest...................        --        --          --        (5,553)        17,833        (115,077)      (102,797)
                                      --------   -------    --------   -----------      ---------      ----------    -----------
Net (loss) income...................  $ (2,173)  $40,071    $186,164   $   185,973      $ (11,557)     $ (400,651)   $    (2,173)
                                      ========   =======    ========   ===========      =========      ==========    ===========

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 9-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL
       INFORMATION (CONTINUED)

                                                                       WHOLLY-OWNED
                                                             USANI      SUBSIDIARY    NON-GUARANTOR                      USAI
                                        USAI      HOLDCO      LLC       GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   --------   --------   ------------   -------------   ------------   ------------
CASH FLOW FOR THE SIX MONTHS ENDED
  JUNE 30, 1999
Cash flow from operations...........  $(33,381)  $    --    $ (9,423)  $   216,788      $  15,636      $       --    $   189,620
Cash flow from investing
  activities........................  (372,285)       --      18,498        14,130        (23,611)             --       (363,268)
Cash flow from financing
  activities........................   405,666        --     (67,918)     (351,947)          (309)             --        (14,508)
Effect of exchange rate.............        --        --          --            --           (475)             --           (475)
Cash at the beginning of period.....        --        --     151,160       102,308        191,888              --        445,356
                                      --------   -------    --------   -----------      ---------      ----------    -----------
CASH AT THE END OF THE PERIOD.......  $     --   $    --    $ 92,317   $   (18,721)     $ 183,129      $       --    $   256,725
                                      ========   =======    ========   ===========      =========      ==========    ===========

NOTE 10--SUBSEQUENT EVENTS

MERGER OF INTERNET SHOPPING NETWORK AND STYLECLICK.COM

    On July 27, 2000 USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network ("ISN") and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. is traded on the Nasdaq market under the symbol "IBUY". In accordance with the terms of the agreement, USAi invested $40 million in cash and will contribute $10 million in dedicated media, and will receive warrants to purchase additional shares of the new company. On a fully diluted basis, USAi owns approximately 75% of the new company and former Styleclick.com stockholders own approximately 25%. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under the bridge loan.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

    USAi is a holding company, with subsidiaries focused on the new convergence of entertainment, information and direct selling. USAi adopted its present corporate structure as part of the Universal transaction. USAi maintains control and management of Holdco and USANi LLC, and manages the businesses held by USANi LLC in substantially the same manner as they would be if USAi held them directly through wholly owned subsidiaries.

    In April 2000, the Company acquired Precision Response Corporation ("PRC"), a leader in outsourced customer care for both large corporations and high-growth internet-focused companies (the "PRC Transaction"). In May 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of two entities which operate Hotel Reservations Network ("HRN") (the "Hotel Reservations Network Transaction"), a leading consolidator of hotel rooms for resale in the consumer market in the United States. Also in May 1999, the Company acquired October Films, Inc. and the domestic film distribution and development business of Universal which was previously operated by Polygram Filmed Entertainment ("USA Films") (the "October Films/PFE Transaction"). In connection with these transactions, the Company established the Teleservices, Hotel reservations and Filmed entertainment business segments. On March 1, 2000, Hotel Reservations Network completed an initial public offering. The Hotel Reservation Network's class A common stock is quoted on the Nasdaq Stock Market under the symbol "ROOM".

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

                  TRANSACTIONS AFFECTING THE COMPARABILITY OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    During the past three years, we have augmented our media and electronic commerce businesses by acquiring and developing several new businesses. As a result, the changes resulting from the PRC transaction, the Hotel Reservations Network transaction and the October Films/PFE transaction should be considered when comparing the results of operations for the three and six months ended June 30, 2000 to

June 30, 1999. To enhance comparability, the discussion of consolidated results of operations is supplemented, where appropriate, with separate pro forma financial information that gives effect to the above transactions as if they had occurred at the beginning of the respective periods presented.

    The pro forma information is not necessarily indicative of the revenues and cost of revenues which would have actually been reported had the PRC transaction, the Hotel Reservations Network transaction and the October Films/PFE transaction occurred at the beginning of January 1, 1999, nor is it necessarily indicative of future results.

    Reference should be made to the Consolidated Financial Statements and Summary Financial Data included herein.

CONSOLIDATED RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 VS. QUARTER AND SIX MONTHS ENDED
  JUNE 30, 1999

    The PRC transaction, the Hotel Reservations Network transaction, the October Films/PFE transaction and the consolidation of electronic retailing operations in Germany as of January 1, 2000, resulted in increases in net revenues, operating costs and expenses, other income (expense), minority interest and income taxes. However, no significant discussion of these fluctuations is presented.

NET REVENUES

    For the three months ended June 30, 2000, revenues increased by $320.6 million, or 41.2%, to $1.1 billion from $777.4 million in 1999 primarily due to increases of $74.3 million, $73.4 million, $70.2 million, $55.1 million and $23.3 million from the Networks and television production, Electronic retailing, Teleservices, Hotel reservations and Ticketing operations businesses, respectively.

    For the six months ended June 30, 2000, revenues increased by $594.5 million, or 39.5%, to $2.1 billion from $1.5 billion in 1999 primarily due to increases of $176.9 million, $121.7 million, $110.3 million, $70.2 million and $51.6 million from the Electronic retailing, Networks and television production, Hotel reservations, Teleservices and Ticketing operations businesses, respectively.

OPERATING COSTS AND EXPENSES

    For the three months ended June 30, 2000, operating expenses increased by $276.2 million, or 43.0%, to $918.9 million from $642.7 million in 1999, primarily due to increases of $65.5 million, $58.3 million, $45.7 million, $41.0 million, $18.9 million and $13.3 and $11.8 million from the Electronic retailing, Teleservices, Hotel reservations, Networks and television production, Ticketing operations, Filmed entertainment and Interactive businesses, respectively. During the three months ended June 30, 2000, the Company recorded $11.6 million of expense related to an agreement with an executive. Of this amount, $3.8 million is a non-cash stock compensation expense related to restricted stock.

    For the six months ended June 30, 2000, operating expenses increased by $503.3 million, or 40.8%, to $1.7 billion from $1.2 billion in 1999, primarily due to increases of $148.7 million, $92.8 million, $59.1 million, $58.3 million, $39.7 million, $39.3 million and $30.3 million from the Electronic retailing, Hotel reservations, Networks and television production, Teleservices, Filmed entertainment, Ticketing operations and Interactive businesses, respectively.

OTHER INCOME (EXPENSE)

    For the three and six months ended June 30, 2000, net interest expense decreased by $5.6 million and $7.3 million, respectively, compared to 1999 primarily due to lower borrowing levels as a result of the repayment of bank debt in 1999 from the proceeds of equity transactions involving Universal and Liberty Media Corporation, a subsidiary of AT&T Corporation ("Liberty").

    In the six months ended June 30, 2000, the Company realized a gain of $3.7 million related to the initial public offering of its subsidiary, HRN. In the three and six months ended June 30, 1999, the Company realized pre-tax gains of $3.0 million and $50.3 million, respectively, related to the sale of securities. Furthermore, in the six months ended June 30, 1999, the Company recognized other income of $10.4 million from the reversal of equity losses which were recorded in 1998 as a result of the Universal transaction.

INCOME TAXES

    USAi's effective tax rate for the three and six months ended June 30, 2000 of 69.5% and 59.1%, respectively, was higher than the statutory rate due to the impact of non-deductible goodwill, no tax benefits for consolidated subsidiary losses which are not included in the Company's consolidated tax returns taxable income and state income taxes.

MINORITY INTEREST

    For the three and six months ended June 30, 2000, minority interest primarily represented Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Holdco, the public's ownership in TMCS, and the public's ownership interest in HRN since February 25, 2000.

              PRO FORMA QUARTER AND SIX MONTHS ENDED JUNE 30, 2000
            VS. PRO FORMA QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

    The following unaudited pro forma operating results of USAi present combined results of operations as if the PRC transaction, the Hotel Reservations Network transaction and the October Films/PFE transaction all had occurred on January 1, 1999 and reflect the consolidation of HOT Germany operating results as if voting control was obtained on January 1, 1999.

    The unaudited combined condensed pro forma statements of operations of USAi are presented below for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had any of the transactions occurred as of January 1, 1999, nor are they necessarily indicative of future results of operations.

        UNAUDITED COMBINED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                  ---------------------   -----------------------
                                                     2000        1999        2000         1999
                                                  ----------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
NET REVENUES:
  USA ENTERTAINMENT
  Networks and television production............  $  390,688   $316,394   $  769,641   $  647,938
  Filmed entertainment..........................      20,773     22,367       51,080       29,062
  Broadcasting..................................       4,723      2,449        8,357        3,350
  Developing networks...........................       3,709        218        4,271          427

  USA ELECTRONIC RETAILING
  Electronic retailing..........................     357,722    319,115      736,780      630,982

  USA INFORMATION AND SERVICES
  Ticketing operations..........................     143,019    119,703      270,980      219,426
  Hotel reservations............................      78,082     37,798      133,345       60,719
  Teleservices..................................      70,212     50,090      139,861       96,338
  Interactive...................................      25,024     13,427       47,525       25,540
  Electronic commerce and services..............       3,730      4,982        8,294        8,188

  OTHER.........................................         395      2,836          395        6,882
                                                  ----------   --------   ----------   ----------
      Total net revenues........................   1,098,077    889,379    2,170,529    1,728,852
                                                  ----------   --------   ----------   ----------
Operating costs and expenses:
  Cost of sales.................................     465,627    319,422      928,439      601,718
  Program costs.................................     173,173    149,280      339,037      319,347
  Selling and marketing.........................     133,117    132,909      259,747      248,330
  General and administrative....................     116,161    118,407      215,844      222,082
  Other operating costs.........................      30,831     23,138       54,525       41,742
  Amortization of non cash distribution and
    marketing expense...........................       1,596         --        2,359           --
  Amortization of cable distribution fees.......       8,267      6,186       16,490       12,276
  Depreciation and amortization.................     131,274    101,002      254,739      195,458
                                                  ----------   --------   ----------   ----------
      Total operating costs and expenses........   1,060,046    850,344    2,071,180    1,640,953
                                                  ----------   --------   ----------   ----------
Operating profit................................  $   38,031   $ 39,035   $   99,349   $   87,899
                                                  ==========   ========   ==========   ==========
EBITDA..........................................  $  179,168   $146,223   $  372,937   $  295,633
                                                  ==========   ========   ==========   ==========

    Net revenues for the three months ended June 30, 2000 increased by $208.7 million, or 23.5%, to $1.1 billion from $889.4 million in 1999. Cost related to revenues and other costs and expenses for the three months ended June 30, 2000 increased by $175.8 million, or 23.6%, to $918.9 million from $743.2 million in 1999. EBITDA for the three months ended June 30, 2000 increased by $32.9 million, or 22.5%, to $179.2 million from $146.2 million in 1999.

    Net revenues for the six months ended June 30, 2000 increased by $441.7 million, or 25.5%, to $2.2 billion from $1.7 billion in 1999. Cost related to revenues and other costs and expenses for the six months ended June 30, 2000 increased by $364.4 million, or 25.4%, to $1.8 billion from $1.4 billion in 1999.

EBITDA for the six months ended June 30, 2000 increased by $77.3 million, or 26.1%, to $372.9 million from $295.6 million in 1999.

    The following discussion provides an analysis of the pro forma revenues and costs related to revenues and other costs and expenses by significant business segment.

NETWORKS AND TELEVISION PRODUCTION

    Net revenues for the three months ended June 30, 2000 increased by $74.3 million, or 23.5%, to $390.7 million from $316.4 million in 1999. The increase primarily resulted from an increase in advertising and affiliate revenues at USA Network and the Sci-Fi Channel, and increased revenue from Studios USA related principally to one-hour dramas.

    Net revenues for the six months ended June 30, 2000 increased by $121.7 million, or 18.8%, to $769.6 million from $647.9 million in 1999. The increase primarily resulted from an increase in advertising and affiliate revenues at USA Network and the Sci-Fi Channel due to an increase in subscribers and higher ratings at Sci-Fi. Revenue of Studios USA also increased due to increased revenues from one-hour dramas, talk shows and movie productions, offset by fewer network pick-ups for comedy productions.

    Cost related to revenues and other costs and expenses for the three months ended June 30, 2000 increased by $41.0 million, or 19.5%, to $251.3 million from $210.3 million in 1999. This increase resulted primarily from marketing and development costs.

    Cost related to revenues and other costs and expenses for the six months ended June 30, 2000 increased by $59.1 million, or 13.7%, to $491.5 million from $432.4 million in 1999. This increase resulted primarily from marketing, development and distribution costs.

    EBITDA for the three months ended June 30, 2000 increased by $33.3 million, or 31.4%, to $139.4 million from $106.1 million in 1999.

    EBITDA for the six months ended June 30, 2000 increased by $62.6 million, or 29.0%, to $278.1 million from $215.5 million in 1999.

ELECTRONIC RETAILING

    Net revenues for the three months ended June 30, 2000 increased by $38.6 million, or 12.1%, to $357.7 million from $319.1 million in 1999. The increase primarily resulted from Home Shopping Network's core domestic business, which generated increased sales of $25.7 million, including HSN.com, which began operations in late 1999 and generated sales of $5.7 million. Also, core international business increased $12.9 million due primarily to operations in Germany, which generated increased revenue of $12.1 million. The increase in net revenues also reflected a decrease in the return rate to 19.6% from 20.4% in 1999.

    Net revenues for the six months ended June 30, 2000 increased by $105.8 million, or 16.8%, to $736.8 million from $631.0 million in 1999. The increase primarily resulted from Home Shopping Network's core domestic business, which generated increased sales of $73.0 million due primarily to the increase from the Home Shopping service of $58.5 million and HSN.com, which generated revenue of $9.9 million. Also, core international business increased
$33.0 million due primarily to operations in Germany, which generated increased revenue of $30.6 million.

    Cost related to revenues and other costs and expenses for the three months ended June 30, 2000 increased by $32.6 million, or 12.1%, to $303.3 million from $270.6 million in 1999. The increase resulted primarily from higher sales volume. The gross profit margin increased to 39.9% as compared to 39.0% in the prior year.

    Cost related to revenues and other costs and expenses for the six months ended June 30, 2000 increased by $83.0 million, or 15.5%, to $620.5 million from $537.4 million in 1999. The increase resulted primarily from higher sales volume.

    EBITDA for the three months ended June 30, 2000 increased by $6.0 million, or 12.4%, to $54.5 million from $48.5 million in 1999.

    EBITDA for the six months ended June 30, 2000 increased by $22.8 million, or 24.3%, to $116.3 million from $93.5 million in 1999.

TICKETING OPERATIONS

    Net revenues for the three months ended June 30, 2000 increased by $23.3 million, or 19.5%, to $143.0 million from $119.7 million in 1999. The increase resulted from an increase of 12.1% in the number of tickets sold, including an increase in the percentage of tickets sold online to 25.8% from 13.5% in 1999, and an increase in revenue per ticket to $5.89 from $5.36 in 1999.

    Net revenues for the six months ended June 30, 2000 increased by $51.6 million, or 23.5%, to $271.0 million from $219.4 million in 1999. The increase resulted from an increase of 13.1% in the number of tickets sold and an increase in revenue per ticket to $5.67 from $5.03 in 1999.

    Cost related to revenues and other costs and expenses for the three months ended June 30, 2000 increased by $18.9 million, or 20.4%, to $111.5 million from $92.6 million in 1999. The increase resulted primarily from higher ticketing operations costs as a result of higher ticketing volume and increased secondary commissions.

    Cost related to revenues and other costs and expenses for the six months ended June 30, 2000 increased by $39.3 million, or 22.7%, to $212.0 million from $172.8 million in 1999. The increase resulted primarily from higher ticketing operations costs as a result of higher ticketing volume and increased secondary commissions.

    EBITDA for the three months ended June 30, 2000 increased by $4.4 million, or 16.3%, to $31.6 million from $27.2 million in 1999.

    EBITDA for the six months ended June 30, 2000 increased by $12.3 million, or 26.3%, to $59.0 million from $46.7 million in 1999.

TELESERVICES

    Net revenues for the three months ended June 30, 2000 increased by $20.1 million, or 40.2%, to $70.2 million from $50.1 million in 1999. The increase resulted from growth of new business and prcnetcare, PRC's fully integrated suite of e-commerce customer care services, which increased more than 450% to $6.7 million of revenue.

    Net revenues for the six months ended June 30, 2000 increased by $43.5 million, or 45.2%, to $139.9 million from $96.4 million in 1999 due to the growth of new business and prcnetcare.

    Cost related to revenues and other costs and expenses for the three months ended June 30, 2000 increased by $14.7 million, or 33.6%, to $58.3 million from $43.6 million in 1999 due primarily to increased operations.

    Cost related to revenues and other costs and expenses for the six months ended June 30, 2000 increased by $34.4 million, or 41.0%, to $118.5 million from $84.1 million in 1999.

    EBITDA for the three months ended June 30, 2000 increased by $5.5 million, or 84.4%, to $11.9 million from $6.5 million in 1999.

    EBITDA for the six months ended June 30, 2000 increased by $9.1 million, or 74.0%, to $21.4 million from $12.3 million in 1999.

INTERACTIVE

    Net revenues for the three months ended June 30, 2000 increased by $11.6 million, or 86.4%, to $25.0 million from $13.4 million in 1999. The increase primarily resulted from an increase in online city guide and sponsorship revenue of $13.3 million, or 193%, due to the growth in its combined national reach to 9.1% (7.2 million unique users) in June 2000 versus 6.6%
(4.1 million unique users) one year ago due to the expansion into new cities as well as the expansion into the online personals business.

    Net revenues for the six months ended June 30, 2000 increased by $22.0 million, or 86.1%, to $47.5 million from $25.5 million in 1999. The increase primarily resulted from an increase in online city guide and sponsorship revenue of $24.5 million, or 193%, due to expansion into new cities and expansion into the online personals business.

    Cost related to revenues and other costs and expenses for the three months ended June 30, 2000 increased by $11.8 million, or 30.5%, to $50.3 million from $38.5 million in 1999. The increase resulted primarily from increased costs of city guide revenue, costs to expand the local city guides into new markets and costs related to the online personal business.

    Cost related to revenues and other costs and expenses for the three months ended June 30, 2000 increased by $30.3 million, or 45.6%, to $96.6 million from $66.3 million in 1999.

    EBITDA loss for the three months ended June 30, 2000 increased by $0.2 million, or .6%, to $25.3 million from $25.1 million in 1999.

    EBITDA loss for the six months ended June 30, 2000 increased by $8.3 million, or 20.3%, to $49.1 million from $40.8 million in 1999.

HOTEL RESERVATIONS

    Net revenues for the three months ended June 30, 2000 increased by $40.3 million, or 106.6%, to $78.1 million from $37.8 million in 1999. The increase resulted from expansion of affiliate marketing programs, an increase in the number of hotels for existing cities and expansion into 62% more cities as compared to the prior year. The number of room nights sold increased 101.7% as compared to the prior year. Internet generated sales for the three months ended June 30, 2000 increased to 91.8% in 2000 from 80.5% in 1999.

    Net revenues for the six months ended June 30, 2000 increased by $72.6 million, or 119.6%, to $133.3 million from $60.7 million in 1999.

    Cost related to revenues and other costs and expenses for the three months ended June 30, 2000 increased by $33.2 million, or 103.7%, to $65.2 million from $32.0 million in 1999. The increase in costs is primarily due to increased sales, including an increased percentage of revenue attributable to affiliate and travel agent sales (for which commissions are paid), increased credit card charge backs, and increased staffing levels and systems to support increased operations, partially offset by lower telephone and telephone operator costs due to the increase in Internet-related bookings.

    Cost related to revenues and other costs and expenses for the three months ended June 30, 2000 increased by $60.7 million, or 117.9%, to $112.2 million from $51.5 million in 1999.

    EBITDA for the three months ended June 30, 2000 increased by $7.1 million, or 122.7%, to $12.9 million from $5.8 million in 1999.

    EBITDA for the six months ended June 30, 2000 increased by $11.9 million, or 128.9%, to $21.1 million from $9.2 million in 1999.

FILMED ENTERTAINMENT

    Net revenues for the three months ended June 30, 2000 decreased by $1.6 million, or 7.1%, to $20.8 million from $22.4 million in 1999. The decrease resulted primarily from a reduction in revenues from the Savoy library.

    Net revenues for the six months ended June 30, 2000 increased by $22.0 million, or 75.8%, to $51.1 million from $29.1 million in 1999. The increase resulted primarily from increased theatrical, foreign and television revenues of $17.1 million and home entertainment video of $6.8 million, offset partially by a reduction in revenues from the Savoy library.

    Cost related to revenues and other costs and expenses for the three months ended June 30, 2000 increased by $1.9 million or 9.0%, to $23.1 million from $21.2 million in 1999 due principally to higher overhead costs.

    Cost related to revenues and other costs and expenses for the six months ended June 30, 2000 increased by $22.3 million or 77.0%, to $51.2 million from $28.9 million in 1999 due to the amortization costs due to increased theatrical releases, costs related to the home entertainment and higher overhead costs.

    EBITDA for the three months ended June 30, 2000 decreased by $3.5 million to a loss of $2.3 million from $1.2 million in 1999.

    EBITDA for the six months ended June 30, 2000 decreased by $0.3 million to a loss of $0.2 million from $0.1 million in 1999.

ELECTRONIC COMMERCE AND SERVICES

    Net revenues for the three months ended June 30, 2000 decreased by $1.3 million, or 25.1%, to $3.7 million compared to $5.0 million in 1999 due to a decrease in ECS teleservices, while net revenues for the six months ended June 30, 2000 increased by $0.1 million, or 1.3%, to $8.3 million compared to $8.2 million in 1999. Cost related to revenues and other costs and expenses for the three and six months ended June 30, 2000 increased by $5.5 million and $12.2 million due primarily from start-up costs incurred to launch the business initiatives and other overhead expenses. EBITDA loss for the three and six months ended June 30, 2000 increased by $6.7 million and $12.1 million, respectively.

BROADCASTING

    Net revenues increased by $2.3 million to $4.7 million from $2.4 million for the three months ended June 30, 2000 and $5.0 million to $8.4 million from $3.4 million for the six months ended June 30, 2000 as compared to the respective periods in 1999 due to increased advertising revenue at the television station in the Miami/Ft. Lauderdale market and the launch of stations in the Dallas and Atlanta markets in November 1999. Cost related to revenue increased by $6.5 million and $11.8 million for the three and six months ended June 30, 2000 as compared to the respective periods in 1999, due to increased program costs and operating expenses. An increased loss is expected in the broadcasting segment in 2000 as costs are incurred to launch more local television stations.

DEVELOPING NETWORKS

    Net revenues increased by $3.5 million to $3.7 million from $0.2 million for the three months ended June 30, 2000 and $3.8 million to $4.2 million from $0.4 million for the six months ended June 30, 2000 as compared to the respective periods in 1999 due to the acquisition of Trio and News World International on May 19, 2000. Prior to this acquisition, the results reflect only SciFi.com. Cost related to revenue increased by $4.9 million and $7.0 million for the three and six months ended June 30, 2000 as compared to the respective periods in 1999. EBITDA loss for the three and six months ended
June 30, 2000 increased by $1.5 million and $3.2 million, as compared to the respective periods in 1999.

OTHER

    Other revenue relates to a business that was sold in 1999, which resulted in decreased revenue of $2.8 million and $6.9 million in the three and six months ended June 30, 2000 as compared to the respective periods in 1999.

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $255.7 million for the six months ended June 30, 2000 compared to $189.6 million for the six months ended June 30, 1999. These cash proceeds and available cash and borrowings were used to pay for acquisitions of $148.2 million, to make capital expenditures of $76.3 million, and to make mandatory tax distribution payments to the LLC partners of $68.1 million.

    On April 5, 2000, the Company acquired Precision Response Corp. ("PRC") in a tax-free merger by issuing approximately 24.3 million shares of USAi common stock in exchange for all outstanding equity of PRC. In conjunction with the acquisition, USAi repaid $32.3 of outstanding borrowing under PRC's existing credit facility.

    On March 1, 2000, HRN completed an initial public offering for approximately
6.2 million shares of its class A common stock, resulting in net cash proceeds of approximately $90.0 million. USAi recorded a gain related to the initial public offering of approximately $3.7 million in the three months ended
June 30, 2000.

    Pursuant to an agreement between USAi and HRN, USAi made a contingent payment of $12.5 million in the three months ended June 30, 2000. Furthermore, USAi is required to make a contingent cash payment to the sellers of the two entities which operated HRN based on the results of HRN for the twelve month period ending March 31, 2000, which payment is expected to be finalized in the third quarter. The amount is estimated to be approximately $45.6 million. The obligation for contingent payments for the twelve month periods ending
March 31, 2001 and 2002 was released by the sellers in exchange for 5.1 million shares of HRN common stock.

    On February 29, 2000, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $68.1 million.

    In connection with the 1999 acquisition of Universal's domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses transaction, USAi advanced
$200.0 million to Universal in 1999 pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement, under which USAi will distribute, in the United States and Canada, certain Polygram Filmed Entertainment, Inc. theatrical films that were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through June 30, 2000, approximately $78.7 million has been offset against the advance.

    In July 1999, USAi announced that its Board of Directors authorized the extension of the Company's stock repurchase program providing for the repurchase of up to 20 million shares of USAi's common stock, on the open market or in negotiated transactions. In July 2000, USAi announced that its Board of Directors authorized the extension of the Company's stock repurchase program providing for the repurchase of up to 20 million shares of USAi's common stock over an indefinite period of time, on the open market or in negotiated transactions. The amount and timing of purchases, if any, will depend on market conditions and other factors, including USAi's overall capital structure. Funds for these purchases will come from cash on hand or borrowings under the Company's credit facility. During the six months ended

June 30, 2000, the Company purchased 4.9 million shares of its common stock for aggregate consideration of $106.2 million.

    Under the investment agreement relating to the Universal Transaction, USAi has granted to Universal and Liberty preemptive rights with respect to future issuances of USAi's common stock and Class B common stock. These preemptive rights generally allow Universal and Liberty the right to maintain an ownership percentage in USAi equal to the ownership percentage that entity held, on a fully converted basis, immediately prior to the issuance. In May 2000, Liberty exercised its preemptive right for approximately 7.9 million shares related principally to the PRC transaction, resulting in proceeds of approximately $179.1 million to USAi.

    On February 12, 1998, USAi and USANi LLC, as borrower, entered into a credit agreement that provided for a $1.6 billion credit facility. $1.0 billion was permanently repaid in prior years. The $600.0 million revolving credit facility expires on December 31, 2002. As of June 30, 2000, there was $597.4 million available for borrowing after taking into account outstanding letters of credit.

    On July 28, 2000 USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network ("ISN") and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com Inc. and ISN. In accordance with the terms of the agreement, USAi invested $40 million in cash and will contribute $10 million in dedicated media, and will receive warrants to purchase additional shares of the new company. On a fully diluted basis, USAi owns approximately 75% of the new company and Styleclick.com stockholders own approximately 25%. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under the bridge loan provided by USAi.

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

    During the six months ended June 30, 2000, USAi did not pay any cash dividends, and none are permitted under USAi's existing credit facility. USAi's subsidiaries have no material restrictions on their ability to transfer amounts to fund USAi's operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    At June 30, 2000, the Company's outstanding debt approximated
$599.1 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

FOREIGN CURRENCY EXCHANGE RISK

    The Company conducts business in certain foreign markets. However, the level of operations in foreign markets is insignificant to the consolidated results.

EQUITY PRICE RISK

    The Company has a minimal investment in equity securities of a publicly-traded Company. This investment, as of June 30, 2000, was considered available-for-sale, with the unrealized gain deferred as a component of stockholders' equity. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In the Ticketmaster Consumer Class Action litigation previously reported in the Company's 1999 Form 10-K, a hearing date for class certification has been set by the United States District Court for the Eastern District of Missouri for December 15, 2000, and a trial date has been set for October 29, 2001.

    In the Home Shopping Network Consumer Class Action litigation previously reported in the Company's 1999 Form 10-K, the plaintiffs filed an amended class action complaint that, among other things, added an additional named plaintiff, added Home Shopping Club LP, Warrantech Helpdesk, Inc., Banctech Service, Inc. and Timespace Internet, Inc. as named defendants, and removed two individuals as named defendants. On May 9, 2000, Home Shopping Network, Inc. and Home Shopping Club LP (the "HSN Defendants") filed a motion to dismiss the amended complaint. On May 23, 2000, the Cook County Circuit Court addressed the HSN Defendants' motion to dismiss by entering an Order that, in pertinent part, required the plaintiffs to file a second amended complaint. On June 6, 2000, the plaintiffs filed a second amended class action complaint that, among other things, added an additional named plaintiff and asserted two new causes of action for negligent misrepresentation and breach of contract. The HSN Defendants have filed an answer and affirmative defenses to the second amended complaint and intend to continue to vigorously defend this action.

    In the Urban litigation previously reported in the Company's 1999 Form 10-K and the Company's 1st Quarter Form 10-Q, the Virginia Supreme Court entered an Order denying Urban's Petition for Appeal on June 2, 2000. On June 16, 2000, Urban filed a Petition for Rehearing with the Virginia Supreme Court requesting that the Court reconsider its Order dated June 2, 2000. On July 21, 2000, the Virginia Supreme Court entered an Order denying Urban's Petition for Rehearing. On August 1, 2000, Urban and Mr. Theodore M. White, President and owner of all of the voting stock of Urban, filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Columbia.

    In addition, by order dated May 3, 2000, the U.S. Bankruptcy Court for the Eastern District of Virginia denied Urban's motion to reopen Urban's prior chapter 11 case and clarify certain factual and legal matters contained within the Court's September 30, 1996 confirmation order, which motion had been joined in by Amresco Funding Corporation, the entity that provided Urban with bankruptcy exit financing. On May 15, 2000, Urban filed a motion requesting that the U.S. Bankruptcy Court reconsider its May 3, 2000 ruling, or, in the alternative, amend findings of fact. By Memorandum Opinion and Order dated
June 9, 2000, the U.S. Bankruptcy Court denied Urban's motion to reconsider, or, in the alternative, to amend findings of fact.

    In the Anthony Martin litigation, previously reported in the Company's 1999 Form 10-K, the parties have agreed to a settlement that will not have a material effect on the Company. Such settlement represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

    In the Ticketmaster Cash Discount Litigation previously reported in the Company's 1999 Form 10-K and the Company's 1st Quarter Form 10-Q, the plaintiff filed an amended class action petition in state court on June 20, 2000 asserting an additional claim that the cash discount program in question violates a provision in a Merchant Services Bankcard Agreement between Ticketmaster and Chase Merchant Services L.L.C. and First Financial Bank. Plaintiff claims all consumers using VISA and Mastercard to purchase tickets from Ticketmaster are third-party beneficiaries of this contract. Plaintiff also filed on July 14, 2000 an amended class certification motion. In addition to the nine-state class sought by Plaintiff's original class certification request, the amended motion seeks the certification of a nationwide class of VISA and Mastercard customers since approximately April 1998 to prosecute the alleged third-party beneficiary claim. Ticketmaster filed a summary judgment motion on May 1, 2000 and Plaintiff filed a second amended motion for partial summary judgment on May 24, 2000. Currently no hearing is set on any of these motions. On July 20, 2000, Ticketmaster removed the case to federal court in McAllen, Texas on the grounds that the newly added third-party beneficiary claim raises a federal question under the Truth-in-Lending Act. On August 1, 2000, Plaintiff filed a motion to remand the case to state court. Hearing on the motion to remand is currently anticipated to occur on September 7, 2000. Ticketmaster continues to believe that plaintiff's claims lack merit and expects to continue to vigorously defend itself in this case.

    In the N2K litigation previously reported in the Company's 1st Quarter Form 10-Q, the Court denied Ticketmaster's motion for summary adjudication as to N2K's Cross-Complaint on June 29, 2000. Trial is currently scheduled to commence on September 20, 2000.

    In the Polygram Filmed Entertainment litigation, previously reported in the Company's 1999 Form 10-K and the Company's 1st Quarter 10-Q, the parties have agreed to a settlement for an amount that is not material to the financial condition of the Company. Such settlement represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

    In the World Wrestling Federation litigation, previously reported in the Company's 1st Quarter Form 10-Q, in a decision dated June 27, 2000, the Delaware Chancery Court dismissed USA Cable's complaint, holding that while USA Cable had no obligation to match the terms of the Viacom/CBS offer pertaining to matters other than the four wrestling entertainment programs, USA had failed to match the terms of the Viacom Inc. and CBS Corporation offer. USA Cable is pursuing an expedited appeal of the decision of the Chancery Court in the Delaware Supreme Court. Oral argument of the appeal is scheduled for August 14, 2000.

    The Company is engaged in various other lawsuits either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 4, 2000, the annual meeting of stockholders was held. Stockholders present in person or by proxy, representing 199,274,084 shares of Common Stock and 63,033,452 shares of Class B Common Stock, voted on the following matters:

    1. The stockholders elected the following thirteen directors of the Company to hold office until the next annual meeting of stockholders or until their successors have been duly elected:

Elected by holders of Common Stock voting as a separate class:

                                                               NUMBER OF SHARES CAST
                                            NUMBER OF SHARES   AGAINST OR FOR WHICH
                                             CAST IN FAVOR      AUTHORITY WITHHELD
                                            ----------------   ---------------------
Anne M. Busquet...........................    198,498,633               775,451
Donald R. Keough..........................    198,485,663               788,421
William D. Savoy..........................    198,491,279               782,805
Gen. H. Norman Schwarzkopf................    187,831,102            11,442,982

Elected by holders of Common Stock and Class B Common Stock voting as a single class:

                                                               NUMBER OF SHARES CAST
                                            NUMBER OF SHARES   AGAINST OR FOR WHICH
                                             CAST IN FAVOR      AUTHORITY WITHHELD
                                            ----------------   ---------------------
Paul G. Allen.............................    828,826,704             781,900
Barry Baker...............................    828,827,033             781,571
Edgar Bronfman, Jr. ......................    828,818,274             790,330
Barry Diller..............................    828,829,356             779,248
Victor A. Kaufman.........................    828,826,697             782,007
Robert W. Matschullat.....................    828,816,211             792,393
Samuel Minzberg...........................    828,664,249             944,355
Brian Mulligan............................    828,822,697             785,097
Diane Von Furstenberg.....................    828,653,737             954,867

    2. The holders of the Common Stock and Class B Common Stock, voting as separate classes, approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock and Class B Common Stock, as follows:

  NUMBER OF SHARES      NUMBER OF SHARES   NUMBER OF SHARES
    CAST IN FAVOR         CAST AGAINST        ABSTAINING
---------------------   ----------------   ----------------
     245,380,545           16,790,165          136,829

    3. The holders of Common Stock and Class B Common Stock, voting as a single class, approved the Company's 2000 Stock and Annual Incentive Plan, as follows:

  NUMBER OF SHARES      NUMBER OF SHARES   NUMBER OF SHARES
    CAST IN FAVOR         CAST AGAINST        ABSTAINING      BROKER NON-VOTES
---------------------   ----------------   ----------------   ----------------
     754,915,322           56,465,650          174,115           18,053,515

    4. The holders of Common Stock and Class B Common Stock, voting as a single class, approved the Company's Deferred Compensation Plan for Non-Employee Directors, as follows:

  NUMBER OF SHARES      NUMBER OF SHARES   NUMBER OF SHARES
    CAST IN FAVOR         CAST AGAINST        ABSTAINING
---------------------   ----------------   ----------------
     828,105,732            1,306,288          196,582

    5. The holders of Common Stock and Class B Common Stock, voting as a single class, also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ended December 31, 2000, as follows:

  NUMBER OF SHARES      NUMBER OF SHARES   NUMBER OF SHARES
    CAST IN FAVOR         CAST AGAINST        ABSTAINING
---------------------   ----------------   ----------------
     829,443,324               50,683          114,596

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
         3.1            Restated Certificate of Incorporation

        10.1            USA Networks, Inc. 2000 Stock and Annual Incentive Plan

        10.2            USA Networks, Inc. Deferred Compensation Plan For
                        Non-Employee Directors

        10.3*           Consulting Agreement, dated June 21, 2000, between USA
                        Networks,Inc. and Barry Baker

        10.5*           Employment Agreement, dated August 9, 2000, between USA
                        Networks, Inc. and Julius Genachowski

        27.1            Financial Data Schedule (for SEC use only)

        27.2            Financial Data Schedule (for SEC use only)

        27.3            Financial Data Schedule (for SEC use only)

        27.4            Financial Data Schedule (for SEC use only)

------------------------

*   Reflects management contracts and compensatory plans.

    (b) Forms 8-K

    USAi filed a report on Form 8-K/A, dated April 14, 2000, reporting items 5 and 7, containing the audited consolidated financial statements of Precision Response Corporation as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and the unaudited pro forma condensed combined financial statements, giving effect to the acquisition by USAi of Precision Response Corporation as well as other transactions completed by USAi in 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          USA NETWORKS, INC.
                                          (REGISTRANT)

                                          By: /s/ BARRY DILLER
                                          --------------------------------------
                                             Barry Diller
                                             CHAIRMAN AND CHIEF EXECUTIVE
                                          OFFICER

               SIGNATURE                                   TITLE                          DATE
               ---------                                   -----                          ----
           /s/ BARRY DILLER
    -------------------------------      Chairman of the Board and Chief Executive   August 14, 2000
             Barry Diller                Officer

          /s/ MICHAEL SILECK             Senior Vice President,
    -------------------------------      Chief Financial Officer                     August 14, 2000
            Michael Sileck               (Principal Financial Officer)

       /s/ WILLIAM J. SEVERANCE
    -------------------------------      Vice President and Controller               August 14, 2000
         William J. Severance            (Chief Accounting Officer)

                       CONSOLIDATED FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                                ---------------------   -------------------------
                                                  2000        1999         2000          1999
                                                ---------   ---------   -----------   -----------
                                                                 (IN THOUSANDS)
NET REVENUES
  Networks and television production..........  $ 390,688   $ 316,394   $   769,641   $   647,938
  Electronic retailing........................    357,722     284,322       736,780       559,832
  Interactive.................................      4,785       6,544        10,311        12,851
  Electronic commerce and services............      1,533         800         2,431         1,073
  Developing networks.........................      3,709         218         4,271           427
  Other.......................................        395       2,836           395         6,882
                                                ---------   ---------   -----------   -----------
    Total net revenues........................    758,832     611,114     1,523,829     1,229,003
                                                ---------   ---------   -----------   -----------
Operating costs and expenses:
  Cost of sales...............................    221,125     182,586       459,536       358,672
  Program costs...............................    173,173     149,280       339,037       319,347
  Selling and marketing.......................     94,094      73,107       182,988       135,738
  General and administrative..................     82,940      57,760       155,099       113,796
  Other operating costs.......................     31,228      22,190        56,952        44,319
  Amortization of cable distribution fees.....      8,267       6,186        16,490        12,276
  Depreciation and amortization...............     48,236      43,555        95,974        86,562
                                                ---------   ---------   -----------   -----------
    Total operating costs and expenses........    659,063     534,664     1,306,076     1,070,710
                                                ---------   ---------   -----------   -----------
    Operating profit..........................     99,769      76,450       217,753       158,293
Other income (expense):
  Interest income.............................      9,163       8,708        13,912        19,323
  Interest expense............................    (10,651)    (20,241)      (18,478)      (40,619)
  Gain on sale of securities..................         --       2,970            --        50,270
  Other, net..................................     (1,529)     (7,958)       (4,008)        1,658
                                                ---------   ---------   -----------   -----------
                                                   (3,017)    (16,521)       (8,574)       30,632
                                                ---------   ---------   -----------   -----------
Earnings before income taxes and minority
  interest....................................     96,752      59,929       209,179       188,925
Income tax expense............................    (17,666)    (13,962)      (42,293)      (34,154)
Minority interest.............................    (56,501)    (37,394)     (122,511)     (114,700)
                                                ---------   ---------   -----------   -----------
NET EARNINGS..................................  $  22,585   $   8,573   $    44,375   $    40,071
                                                =========   =========   ===========   ===========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
                                        ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  216,670    $  247,474
Accounts and notes receivable, net of allowance of $44,608
  and $33,317, respectively.................................     406,900       381,175
Inventories, net............................................     450,831       432,520
Investments held for sale...................................       5,735            --
Deferred income taxes.......................................          --        12,077
Other current assets, net...................................      23,752         8,542
                                                              ----------    ----------
Total current assets........................................   1,103,888     1,081,788
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     137,142       123,606
Buildings and leasehold improvements........................      61,553        59,074
Furniture and other equipment...............................      67,277        67,246
Land........................................................      10,246        10,246
Projects in progress........................................      23,573        31,736
                                                              ----------    ----------
                                                                 299,791       291,908
Less accumulated depreciation and amortization..............     (75,885)      (79,350)
                                                              ----------    ----------
                                                                 223,906       212,558
OTHER ASSETS
Intangible assets, net......................................   5,078,984     5,029,769
Cable distribution fees, net ($31,884 and $35,181,
  respectively, to related parties).........................     151,059       130,988
Long-term investments.......................................      68,841        93,742
Notes and accounts receivable, net..........................      23,382        19,506
Inventories, net............................................     133,722       154,497
Advances to USAI and subsidiaries...........................     339,590       410,107
Deferred income taxes.......................................      75,335        61,755
Deferred charges and other, net.............................      43,538        36,934
                                                              ----------    ----------
                                                              $7,242,245    $7,231,644
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   16,853    $    3,758
Accounts payable, trade.....................................     157,791       147,864
Obligations for program rights and film costs...............     245,717       265,235
Cable distribution fees payable ($18,476 and $18,733,
  respectively, to related parties).........................      38,183        43,993
Deferred revenue............................................      42,685        47,536
Deferred income taxes.......................................       3,367            --
Other accrued liabilities...................................     312,400       271,846
                                                              ----------    ----------
Total current liabilities...................................     816,996       780,232
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........     527,011       527,339
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, NET OF
  CURRENT...................................................     232,482       256,260
OTHER LONG-TERM LIABILITIES.................................      71,632        81,156
MINORITY INTEREST...........................................   4,328,704     4,244,114
COMMITMENTS AND CONTINGENCIES...............................          --            --
STOCKHOLDERS' EQUITY
Common Stock................................................   1,221,408     1,221,408
Additional paid-in capital..................................      70,312        70,312
Retained (deficit) earnings.................................     (22,971)       50,823
Accumulated other comprehensive income......................      (3,329)           --
                                                              ----------    ----------
Total stockholders' equity..................................   1,265,420     1,342,543
                                                              ----------    ----------
                                                              $7,242,245    $7,231,644
                                                              ==========    ==========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                          ACCUMULATED
                                                                ADDITIONAL   RETAINED        OTHER
                                                     COMMON      PAID-IN     EARNINGS    COMPREHENSIVE
                                        TOTAL        STOCK       CAPITAL     (DEFICIT)      INCOME
                                      ----------   ----------   ----------   ---------   -------------
                                                               (IN THOUSANDS)
Balance at December 31, 1999........  $1,342,543   $1,221,408     $70,312    $ 50,823       $    --
  Comprehensive Income:
  Net earnings for the six months
    ended June 30, 2000.............      44,375           --          --      44,375            --
  Foreign currency translation......         978                                                978
  Increase in unrealized gains in
    available for sale securities...      (4,307)          --          --          --        (4,307)
                                      ----------

    Comprehensive income............      41,046
Mandatory tax distribution to LLC
  partners..........................    (118,169)          --          --    (118,169)           --
                                      ----------   ----------     -------    --------       -------
Balance at June 30, 2000............  $1,265,420   $1,221,408     $70,312    $(22,971)      $(3,329)
                                      ==========   ==========     =======    ========       =======

Comprehensive income for the three months ended June 30, 2000 was $17,597.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................   $  44,375     $  40,071
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................      95,974        86,562
  Amortization of cable distribution fees...................      16,490        12,276
  Amortization of program rights and film costs.............     294,026       261,252
  Gain on sale of securities................................          --       (50,270)
  Non-cash compensation.....................................       5,870         1,900
  Equity in (earnings) losses of unconsolidated
    affiliates..............................................       5,015       (10,112)
  Minority interest.........................................     122,511       114,700
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................     (25,112)        3,108
  Inventories...............................................       6,012        (2,177)
  Accounts payable..........................................      (1,089)      (41,286)
  Accrued liabilities and deferred revenue..................      31,200        30,759
  Payment for program rights and film costs.................    (332,891)     (255,335)
  Increase in cable distribution fees.......................     (27,296)      (12,746)
  Other, net................................................      13,270        15,599
                                                               ---------     ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............     248,355       194,301
                                                               ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................    (107,654)       (7,500)
Capital expenditures........................................     (28,730)      (28,862)
Increase in long-term investments and notes receivable......     (20,322)      (12,150)
Advance to Styleclick.......................................      (9,000)           --
Proceeds from sale of securities............................          --        61,080
Proceeds from long-term notes receivable....................          --         3,691
Other, net..................................................      (2,224)        2,163
                                                               ---------     ---------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.....    (167,930)       18,422
                                                               ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................      35,769            --
Intercompany................................................     (86,768)     (385,065)
Payment of mandatory tax distribution to LLC partners.......    (118,169)      (52,755)
Principal payments on long-term obligations.................     (33,057)      (13,942)
Repurchase of LLC shares....................................    (110,532)       (4,938)
Proceeds from issuance of LLC shares........................     208,100        22,732
Other.......................................................      (7,550)           --
                                                               ---------     ---------
    NET CASH USED IN FINANCING ACTIVITIES...................    (112,207)     (433,968)
                                                               ---------     ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................         978            --
                                                               ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................     (30,804)     (221,245)
Cash and cash equivalents at beginning of period............     247,474       234,903
                                                               ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $ 216,670     $  13,658
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

    The five principal areas of business are:

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

    - Developing networks, which primarily represents recently acquired cable television properties Trio and News World International and SciFi.com, a developing Internet content and commerce site.

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2000. Certain amounts in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 1999 have been reclassified to conform to the 2000 presentation.

    In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Condensed Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
Exchange Commission and do not contain certain information included in the Company's audited Consolidated Financial Statements and Notes thereto.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K") for a summary of all significant accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Securities and Exchange Commission issued an amendment to Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101") which delayed the effective date for adoption of SAB 101 to the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition criteria for certain types of transactions. SAB 101 also provides guidance on the disclosures that companies should make about their revenue recognition policies and the impact of events and trends on revenue.

    In June 2000, the Accounting Standards Executive Committee ("AcSEC") issued SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2"), which replaces FASB Statement No. 53, FINANCIAL ACCOUNTING BY PRODUCERS AND DISTRIBUTORS OF MOTION PICTURE FILMS. AcSEC concluded that film costs would be accounted for under an inventory model. In addition, the SOP considers such topics as revenue recognition (fixed fees and minimum guarantees in variable fee arrangements), fee allocation in multiple films, accounting for exploitation costs, and impairment assessment. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2000.

    The Company is currently evaluating the impact of SAB 101 and SOP 00-2, although the impact is not expected to be material.

NOTE 3--INVESTMENTS

    During the quarter and six months ended June 30, 1999, the Company recognized pre-tax gains of $3.0 and $50.3 million, respectively, on the sale of securities in a publicly traded entity.

NOTE 4--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE SIX MONTHS ENDED
  JUNE 30, 2000:

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

    During the second quarter, the company recorded $8.7 million of expense related to an agreement with an executive. Of this amount, $2.9 million is a non-cash stock compensation charge related to restricted stock.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE SIX MONTHS ENDED
  JUNE 30, 1999:

    During the six months ended June 30, 1999, the Company acquired post-production and other equipment through capital leases totaling $2.1 million.

NOTE 5--INDUSTRY SEGMENTS

    For the three and six months ended June 30, 2000 and 1999, the Company operated principally in five industry segments: Networks and television production, Electronic retailing, Interactive, Electronic commerce and services and Developing networks. The Networks and television production segment consists of the cable networks USA Network and Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic-retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Interactive segment represents the Company's on-line retailing networks business. The Electronic commerce and services segment primarily represents the Company's customer and e-care businesses. The Developing networks segment consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, a developing Internet content and commerce site.

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------   -----------------------
                                                     2000       1999        2000         1999
                                                   --------   --------   ----------   ----------
                                                     (IN THOUSANDS)          (IN THOUSANDS)
Revenue
  Networks and television production.............  $390,688   $316,394   $  769,641   $  647,938
  Electronic retailing...........................   357,722    284,322      736,780      559,832
  Internet services..............................     4,785      6,544       10,311       12,851
  Electronic commerce and services...............     1,533        800        2,431        1,073
  Developing networks............................     3,709        218        4,271          427
  Other..........................................       395      2,836          395        6,882
                                                   --------   --------   ----------   ----------
                                                   $758,832   $611,114   $1,523,829   $1,229,003
                                                   ========   ========   ==========   ==========
Operating profit (loss)
  Networks and television production.............  $111,190   $ 77,697   $  221,977   $  158,967
  Electronic retailing...........................    21,808     18,964       51,820       33,650
  Internet services..............................   (11,355)   (11,220)     (21,412)     (19,021)
  Electronic commerce and services...............    (4,022)      (500)      (7,945)        (926)
  Developing networks............................    (2,528)      (543)      (3,762)        (543)
  Other..........................................   (15,324)    (7,948)     (22,925)     (13,834)
                                                   --------   --------   ----------   ----------
                                                   $ 99,769   $ 76,450   $  217,753   $  158,293
                                                   ========   ========   ==========   ==========

NOTE 6--GUARANTEE OF NOTES

    USAi issued $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). USANi LLC is a co-issuer and co-obligor of the Notes. The Notes are jointly, severally, fully and unconditionally guaranteed by certain

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--GUARANTEE OF NOTES (CONTINUED)
subsidiaries of USAi, including the Company and all of the subsidiaries of USANi LLC (other than subsidiaries that are, individually and in the aggregate, inconsequential to USANi LLC on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than the Company) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by the Company or USANi LLC, as the case may be.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

NOTE 7--SUBSEQUENT EVENTS

MERGER OF INTERNET SHOPPING NETWORK AND STYLECLICK.COM

    On July 27, 2000 USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network ("ISN") and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com Inc. and ISN. Styleclick, Inc. is traded on the Nasdaq market under the symbol "IBUY". In accordance with the terms of the agreement, USAi invested $40 million in cash and will contribute $10 million in dedicated media, and will receive warrants to purchase additional shares of the new company. On a fully diluted basis, USAi owns approximately 75% of the new company and Styleclick.com stockholders own approximately 25%. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under the bridge loan.

                       CONSOLIDATED FINANCIAL STATEMENTS

                           USANI LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                  ---------------------   -----------------------
                                                    2000        1999         2000         1999
                                                  ---------   ---------   ----------   ----------
                                                                  (IN THOUSANDS)
NET REVENUES
  Networks and television production............  $ 390,688   $ 316,394   $  769,641   $  647,938
  Electronic retailing..........................    357,722     284,322      736,780      559,832
  Interactive...................................      4,785       6,544       10,311       12,851
  Electronic commerce and services..............      1,533         800        2,431        1,073
  Developing networks...........................      3,709         218        4,271          427
  Other.........................................        395       2,836          395        6,882
                                                  ---------   ---------   ----------   ----------
    Total net revenues..........................    758,832     611,114    1,523,829    1,229,003
                                                  ---------   ---------   ----------   ----------
Operating costs and expenses:
  Cost of sales.................................    221,125     182,586      459,536      358,672
  Program costs.................................    173,173     149,280      339,037      319,347
  Selling and marketing.........................     94,094      73,107      182,988      135,738
  General and administrative....................     82,940      57,760      155,099      113,796
  Other operating costs.........................     31,228      22,190       56,952       44,319
  Amortization of cable distribution fees.......      8,267       6,186       16,490       12,276
  Depreciation and amortization.................     48,236      43,555       95,974       86,562
                                                  ---------   ---------   ----------   ----------
    Total operating costs and expenses..........    659,063     534,664    1,306,076    1,070,710
                                                  ---------   ---------   ----------   ----------
    Operating profit............................     99,769      76,450      217,753      158,293
Other income (expense):
  Interest income...............................      9,163       8,708       13,912       19,323
  Interest expense..............................    (10,651)    (20,241)     (18,478)     (40,619)
  Gain on sale of securities....................         --       2,970           --       50,270
  Other, net....................................     (1,529)     (7,958)      (4,008)       1,658
                                                  ---------   ---------   ----------   ----------
                                                     (3,017)    (16,521)      (8,574)      30,632
                                                  ---------   ---------   ----------   ----------
Earnings before income taxes and minority
  interest......................................     96,752      59,929      209,179      188,925
Income tax expense..............................     (5,951)     (1,255)     (10,963)      (3,138)
Minority interest...............................     (2,018)        191       (4,314)         377
                                                  ---------   ---------   ----------   ----------
NET EARNINGS....................................  $  88,783   $  58,865   $  193,902   $  186,164
                                                  =========   =========   ==========   ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
                                        ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  216,670    $  247,474
Accounts and notes receivable, net of allowance of $44,608
  and
  $33,317, respectively.....................................     406,900       381,175
Inventories, net............................................     450,831       432,520
Investments held for sale...................................       5,735            --
Other current assets, net...................................      23,752         8,542
                                                              ----------    ----------
    Total current assets....................................   1,103,888     1,069,711
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     137,142       123,606
Buildings and leasehold improvements........................      61,553        59,074
Furniture and other equipment...............................      67,277        67,246
Land........................................................      10,246        10,246
Projects in progress........................................      23,573        31,736
                                                              ----------    ----------
                                                                 299,791       291,908
    Less accumulated depreciation and amortization..........     (75,885)      (79,350)
                                                              ----------    ----------
                                                                 223,906       212,558
OTHER ASSETS
Intangible assets, net......................................   5,154,725     5,105,510
Cable distribution fees, net
  ($31,884 and $35,181, respectively, to related parties)...     151,059       130,988
Long-term investments.......................................      68,841        93,742
Notes and accounts receivable, net..........................      23,382        19,506
Inventories, net............................................     133,722       154,497
Advances to USAI and subsidiaries...........................     756,891       649,480
Deferred charges and other, net.............................      43,538        36,934
                                                              ----------    ----------
                                                              $7,659,952    $7,472,926
                                                              ==========    ==========
                            LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   16,853    $    3,758
Accounts payable, trade.....................................     157,791       147,864
Obligations for program rights and film costs...............     245,717       265,235
Cable distribution fees payable
  ($18,476 and $18,733, respectively, to related parties)...      38,183        43,993
Deferred revenue............................................      42,685        47,536
Other accrued liabilities...................................     298,729       257,575
                                                              ----------    ----------
Total current liabilities...................................     799,958       765,961
LONG-TERM OBLIGATIONS (net of current maturities)...........     527,011       527,339
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS,
  net of current............................................     232,482       256,260
OTHER LONG-TERM LIABILITIES.................................      68,859        81,156
MINORITY INTEREST...........................................      14,200           531
COMMITMENTS AND CONTINGENCIES...............................          --            --
MEMBERS' EQUITY
Class A (245,393,314 and 245,601,782 shares,
  respectively).............................................   2,015,873     1,912,514
Class B (282,161,532 shares)................................   2,978,635     2,978,635
Class C (45,774,708 shares).................................     466,252       466,252
Retained earnings...........................................     560,011       484,278
Accumulated other comprehensive income......................      (3,329)           --
                                                              ----------    ----------
    Total members' equity...................................   6,017,442     5,841,679
                                                              ----------    ----------
                                                              $7,659,952    $7,472,926
                                                              ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    USANI LLC AND SUBSIDIARIES CONSOLIDATED

                         STATEMENTS OF MEMBERS' EQUITY

                                  (UNAUDITED)

                                                                                                         ACCUMULATED
                                                        CLASS A      CLASS B     CLASS C                    OTHER
                                                          LLC          LLC         LLC      RETAINED    COMPREHENSIVE
                                            TOTAL        SHARES       SHARES      SHARES    EARNINGS        INCOME
                                          ----------   ----------   ----------   --------   ---------   --------------
                                                                       (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1999............  $5,841,679   $1,912,514   $2,978,635   $466,252   $ 484,278      $    --

Comprehensive income:
  Net earnings for the six months ended
    June 30, 2000.......................     193,902           --           --         --     193,902           --
  Foreign currency translation..........         978           --           --         --          --          978
  Increase in unrealized gains in
    available for sale securities.......      (4,307)          --           --         --          --       (4,307)
                                          ----------
    Comprehensive income................     190,573           --           --         --          --           --
Issuance of LLC shares..................     213,891      213,891           --         --          --           --
Repurchase of LLC shares................    (110,532)    (110,532)          --         --          --           --
Mandatory tax distribution to
  LLC partners..........................    (118,169)          --           --         --    (118,169)          --
                                          ----------   ----------   ----------   --------   ---------      -------
BALANCE AT JUNE 30, 2000................  $6,017,442   $2,015,873   $2,978,635   $466,252   $ 560,011      $(3,329)
                                          ==========   ==========   ==========   ========   =========      =======

    Comprehensive income for the three months ended June 30, 2000 was $83,795.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    USANI LLC AND SUBSIDIARIES CONSOLIDATED

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $ 193,902   $ 186,164

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................     95,974      86,562
  Amortization of cable distribution fees...................     16,490      12,276
  Amortization of program rights and film costs.............    294,026     261,252
  Gain on sale of securities................................         --     (50,270)
  Non-cash compensation.....................................      5,870       1,900
  Equity in (earnings) losses of unconsolidated
    affiliates..............................................      5,015     (10,112)
  Minority interest.........................................      4,314        (377)

CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................    (25,112)      3,108
  Inventories...............................................      6,012      (2,177)
  Accounts payable..........................................     (1,089)    (41,286)
  Accrued liabilities and deferred revenue..................       (130)       (257)
  Payment for program rights and film costs.................   (332,891)   (255,335)
  Increase in cable distribution fees.......................    (27,296)    (12,746)
  Other, net................................................     13,270      15,599
                                                              ---------   ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............    248,355     194,301
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................   (107,654)     (7,500)
Capital expenditures........................................    (28,730)    (28,862)
Increase in long-term investments and notes receivable......    (20,322)    (12,150)
Advance to Styleclick.......................................     (9,000)         --
Proceeds from sale of securities............................         --      61,080
Proceeds from long-term notes receivable....................         --       3,691
Other, net..................................................     (2,224)      2,163
                                                              ---------   ---------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.....   (167,930)     18,422
                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................     35,769          --
Intercompany................................................    (86,768)   (385,065)
Payment of mandatory tax distribution to LLC partners.......   (118,169)    (52,755)
Principal payments on long-term obligations.................    (33,057)    (13,942)
Repurchase of LLC shares....................................   (110,532)     (4,938)
Proceeds from issuance of LLC shares........................    208,100      22,732
Other.......................................................     (7,550)         --
                                                              ---------   ---------
    NET CASH USED IN FINANCING ACTIVITIES...................   (112,207)   (433,968)
                                                              ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        978          --
                                                              ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (30,804)   (221,245)
Cash and cash equivalents at beginning of period............    247,474     234,903
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 216,670   $  13,658
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

    The five principal areas of business are:

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

    - Developing networks, which primarily represents recently acquired cable television properties Trio and News World International and SciFi.com, a developing Internet content and commerce site.

    BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the three and months ended June 30, 2000. Certain amounts in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 1999 have been reclassified to conform to the 2000 presentation.

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
    In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Condensed Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's audited Consolidated Financial Statements and Notes thereto.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K") for a summary of all significant accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Securities and Exchange Commission issued an amendment to Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101") which delayed the effective date for adoption of SAB 101 to the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition criteria for certain types of transactions. SAB 101 also provides guidance on the disclosures that companies should make about their revenue recognition policies and the impact of events and trends on revenue.

    In June 2000, the Accounting Standards Executive Committee ("AcSEC") issued SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2"), which replaces FASB Statement No. 53, FINANCIAL ACCOUNTING BY PRODUCERS AND DISTRIBUTORS OF MOTION PICTURE FILMS. AcSEC concluded that film costs would be accounted for under an inventory model. In addition, the SOP considers such topics as revenue recognition (fixed fees and minimum guarantees in variable fee arrangements), fee allocation in multiple films, accounting for exploitation costs, and impairment assessment. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2000.

    The Company is currently evaluating the impact of SAB 101 and SOP 00-2, although the impact is not expected to be material.

NOTE 3--INVESTMENTS

    During the quarter and six months ended June 30, 1999, the Company recognized pre-tax gains of $3.0 and $50.3 million, respectively, on the sale of securities in a publicly traded entity.

NOTE 4--STATEMENTS OF CASH FLOWS

    SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE SIX MONTHS ENDED
     JUNE 30, 2000:

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

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--STATEMENTS OF CASH FLOWS (CONTINUED)
    During the second quarter, the company recorded $8.7 million of expense related to an agreement with an executive. Of this amount, $2.9 million is a non-cash stock compensation charge related to restricted stock.

    SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE SIX MONTHS ENDED
     JUNE 30, 1999:

    During the six months ended June 30, 1999, the Company acquired post-production and other equipment through capital leases totaling $2.1 million.

NOTE 5--INDUSTRY SEGMENTS

    For the three and six months ended June 30, 2000 and 1999, the Company operated principally in five industry segments: Networks and television production, Electronic retailing, Interactive, Electronic commerce and services and Developing networks. The Networks and television production segment consists of the cable networks USA Network and Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic-retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Interactive segment represents the Company's on-line retailing networks business. The Electronic commerce and services segment primarily represents the Company's customer and e-care businesses. The Developing networks segment consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, a developing Internet content and commerce site.

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------   -----------------------
                                                     2000       1999        2000         1999
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
Revenue
  Networks and television production.............  $390,688   $316,394   $  769,641   $  647,938
  Electronic retailing...........................   357,722    284,322      736,780      559,832
  Internet services..............................     4,785      6,544       10,311       12,851
  Electronic commerce and services...............     1,533        800        2,431        1,073
  Developing networks............................     3,709        218        4,271          427
  Other..........................................       395      2,836          395        6,882
                                                   --------   --------   ----------   ----------
                                                   $758,832   $611,114   $1,523,829   $1,229,003
                                                   ========   ========   ==========   ==========
Operating profit (loss)
  Networks and television production.............  $111,190   $ 77,697   $  221,977   $  158,967
  Electronic retailing...........................    21,808     18,964       51,820       33,650
  Internet services..............................   (11,355)   (11,220)     (21,412)     (19,021)
  Electronic commerce and services...............    (4,022)      (500)      (7,945)        (926)
  Developing networks............................    (2,528)      (543)      (3,762)        (543)
  Other..........................................   (15,324)    (7,948)     (22,925)     (13,834)
                                                   --------   --------   ----------   ----------
                                                   $ 99,769   $ 76,450   $  217,753   $  158,293
                                                   ========   ========   ==========   ==========

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL
       INFORMATION

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

NOTE 7--SUBSEQUENT EVENTS

    MERGER OF INTERNET SHOPPING NETWORK AND STYLECLICK.COM

    On July 27, 2000 USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network ("ISN") and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com Inc. and ISN. Styleclick, Inc. is traded on the Nasdaq market under the symbol "IBUY". In accordance with the terms of the agreement, USAi invested $40 million in cash and will contribute $10 million in dedicated media, and will receive warrants to purchase additional shares of the new company. On a fully diluted basis, USAi owns approximately 75% of the new company and Styleclick.com stockholders own approximately 25%. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under the bridge loan.

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
         3.1            Restated Certificate of Incorporation

        10.1            USA Networks, Inc. 2000 Stock and Annual Incentive Plan

        10.2            USA Networks, Inc. Deferred Compensation Plan For
                        Non-Employee Directors

        10.3*           Consulting Agreement, dated June 21, 2000, between USA
                        Networks,Inc. and Barry Baker

        10.5*           Employment Agreement, dated August 9, 2000, between USA
                        Networks, Inc. and Julius Genachowski

        27.1            Financial Data Schedule (for SEC use only)

        27.2            Financial Data Schedule (for SEC use only)

        27.3            Financial Data Schedule (for SEC use only)

        27.4            Financial Data Schedule (for SEC use only)

------------------------

*   Reflects management contracts and compensatory plans.