Form 10-Q
period 2000-09-30
USA NETWORKS INC
filed 2000-11-14
CIK 891103

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

    As of October 20, 2000, the following shares of the Registrant's capital stock were outstanding:

Common Stock................................................  305,082,551
Class B Common Stock........................................   63,033,452
                                                              -----------
  Total.....................................................  368,116,003
Common Stock issuable upon exchange of outstanding
  exchangeable subsidiary equity............................  361,152,846
                                                              -----------
  Total outstanding Common Stock, assuming full exchange of
    Class B Common Stock and exchangeable subsidiary
    equity..................................................  729,268,849
                                                              ===========

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 20, 2000 was $4,107,195,198. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

    Assuming the exchange, as of October 20, 2000, of all equity securities of subsidiaries of the Registrant exchangeable for Common Stock of the Registrant, the Registrant would have outstanding 729,268,849 shares of Common Stock with an aggregate market value of $13,126,839,282.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      USA NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                                              ---------------------   -----------------------
                                                                 2000        1999        2000         1999
                                                              ----------   --------   ----------   ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES
  USA ENTERTAINMENT
  Networks and television production........................  $  336,047   $307,094   $1,105,688   $  955,032
  Filmed entertainment......................................      14,468     27,912       65,548       39,687
  Broadcasting..............................................       5,263      2,341       13,620        5,691
  Emerging networks.........................................       8,591        266       12,862          693
  USA ELECTRONIC RETAILING
  Electronic retailing......................................     426,549    314,718    1,243,756      941,467
  USA INFORMATION AND SERVICES
  Ticketing operations......................................     124,929    105,188      395,909      324,615
  Hotel reservations........................................      94,619     47,652      227,964       70,670
  Teleservicing.............................................      70,162         --      140,374           --
  Interactive...............................................      26,709     16,333       76,331       43,851
  Electronic commerce and services..........................       7,174      6,168       15,634       14,470

  OTHER.....................................................         509         --        1,568        6,894
                                                              ----------   --------   ----------   ----------
      Total net revenues....................................   1,115,020    827,672    3,299,254    2,403,070
                                                              ----------   --------   ----------   ----------

Operating costs and expenses:
  Cost of sales.............................................     527,539    279,813    1,485,297      767,962
  Program costs.............................................     146,000    147,549      485,037      466,896
  Selling and marketing.....................................     141,841    129,720      401,975      378,050
  General and administrative................................     110,174    126,971      320,196      330,582
  Other operating costs.....................................      31,638     14,805       86,162       58,525
  Amortization of cable distribution fees...................       8,845      6,938       25,335       19,214
  Non-cash distribution and marketing expense...............       2,693         --        4,414           --
  Depreciation and amortization.............................     141,564     83,544      380,830      230,581
                                                              ----------   --------   ----------   ----------
      Total operating costs and expenses....................   1,110,294    789,340    3,189,246    2,251,810
                                                              ----------   --------   ----------   ----------
      Operating profit......................................       4,726     38,332      110,008      151,260

Other income (expense):
  Interest income...........................................      10,862      8,948       35,141       24,297
  Interest expense..........................................     (20,417)   (21,170)     (62,097)     (61,233)
  Gain on sale of securities................................          --     39,451           --       89,721
  Other, net................................................      69,907       (509)      67,362        1,986
                                                              ----------   --------   ----------   ----------
                                                                  60,352     26,720       40,406       54,771
                                                              ----------   --------   ----------   ----------

Earnings before income taxes and minority interest..........      65,078     65,052      150,414      206,031
Income tax expense..........................................     (22,313)   (24,947)     (72,813)     (65,302)
Minority interest...........................................     (63,004)   (47,785)    (145,299)    (150,582)
                                                              ----------   --------   ----------   ----------
NET LOSS....................................................  $  (20,239)  $ (7,680)  $  (67,698)  $   (9,853)
                                                              ==========   ========   ==========   ==========
Basic and diluted loss per common share.....................  $     (.06)  $   (.02)  $     (.19)  $     (.03)
                                                              ==========   ========   ==========   ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                   2000               1999
                                                              --------------      -------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                            ASSETS

CURRENT ASSETS
Cash and cash equivalents...................................   $   359,079         $  424,239
Marketable securities, available for sale...................        74,817                 --
Accounts and notes receivable, net of allowance of $58,860
  and $41,993, respectively.................................       619,016            454,341
Inventories, net............................................       595,073            470,844
Investments held for sale...................................         2,381             11,512
Other current assets, net...................................        66,321             27,519
                                                               -----------         ----------
    Total current assets....................................     1,716,687          1,388,455

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................       385,193            324,412
Buildings and leasehold improvements........................       149,906            110,403
Furniture and other equipment...............................        97,743             85,487
Land........................................................        15,334             16,094
Projects in progress........................................        53,293             41,438
                                                               -----------         ----------
                                                                   701,469            577,834
    Less accumulated depreciation and amortization..........      (226,065)          (221,203)
                                                               -----------         ----------
                                                                   475,404            356,631

OTHER ASSETS
Intangible assets, net......................................     7,773,464          6,831,487
Cable distribution fees, net
  ($30,235 and $35,181, respectively, to related parties)...       146,155            130,988
Long-term investments.......................................        63,989            121,383
Notes and accounts receivable, net of current portion
  ($3,283 and $2,562, respectively, from related parties)...        36,671             26,248
Advance to Universal........................................       102,362            163,814
Inventories, net............................................       197,447            166,477
Deferred income taxes.......................................        18,254                 --
Deferred charges and other, net.............................        80,660             67,669
                                                               -----------         ----------
                                                               $10,611,093         $9,253,152
                                                               ===========         ==========

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                   2000               1999
                                                              --------------      -------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations.................   $    27,293         $   10,801
Accounts payable, trade.....................................       192,116            188,343
Accounts payable, client accounts...........................       102,442             98,586
Obligations for program rights and film costs...............       307,935            272,945
Amount due under acquisition agreement......................            --             17,500
Cable distribution fees payable
  ($18,431 and $18,733, respectively, to related parties)...        28,993             43,993
Deferred revenue............................................       129,232             83,811
Deferred income taxes.......................................        21,872              4,050
Other accrued liabilities...................................       391,138            311,724
                                                               -----------         ----------
    Total current liabilities...............................     1,201,021          1,031,753

LONG-TERM OBLIGATIONS (net of current maturities)...........       572,449            574,979

OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS,
  net of current............................................       292,198            262,810

OTHER LONG-TERM LIABILITIES.................................       102,456            116,695

DEFERRED INCOME TAXES.......................................            --              5,120

MINORITY INTEREST...........................................     4,941,036          4,492,066

COMMITMENTS AND CONTINGENCIES...............................            --                 --

STOCKHOLDERS' EQUITY
Preferred stock--$.01 par value; authorized 15,000,000
  shares; no
  shares issued and outstanding.............................            --                 --
Common stock--$.01 par value; authorized 1,600,000,000
  shares;
  issued and outstanding, 305,082,551 and 274,013,418
  shares, respectively......................................         3,051              2,740
Class B--convertible common stock--$.01 par value;
  authorized, 400,000,000 shares; issued and outstanding,
  63,033,452 shares.........................................           630                630
Additional paid-in capital..................................     3,780,587          2,830,506
Accumulated deficit.........................................      (122,056)           (54,358)
Accumulated other comprehensive income......................       (15,867)             4,773
Treasury stock, at cost.....................................      (139,414)            (9,564)
Note receivable from key executive for common stock
  issuance..................................................        (4,998)            (4,998)
                                                               -----------         ----------
    Total stockholders' equity..............................     3,501,933          2,769,729
                                                               -----------         ----------
                                                               $10,611,093         $9,253,152
                                                               ===========         ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                                                  NOTE RECEIVABLE
                                                      CLASS B                               ACCUM.                   FROM KEY
                                                    CONVERTIBLE     ADDIT.                  OTHER                  EXECUTIVE FOR
                                          COMMON      COMMON       PAID-IN      ACCUM.      COMP.     TREASURY     COMMON STOCK
                              TOTAL       STOCK        STOCK       CAPITAL      DEFICIT     INCOME      STOCK        ISSUANCE
                            ----------   --------   -----------   ----------   ---------   --------   ---------   ---------------
                                                                       (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1999....................  $2,769,729    $2,740        $630      $2,830,506   $ (54,358)  $  4,773   $  (9,564)      $(4,998)

Comprehensive income:
  Net loss for the nine
    months ended
    September 30, 2000....     (67,698)       --          --              --     (67,698)        --          --            --
  Decrease in unrealized
    gains in available for
    sale securities.......     (14,588)       --          --              --          --    (14,588)         --            --
  Foreign currency
    translation...........      (6,052)       --          --              --          --     (6,052)         --            --
                            ----------
    Comprehensive loss....     (88,338)
Issuance of common stock
  upon exercise of stock
  options.................      34,493        42          --          34,451          --         --          --            --
Income tax benefit related
  to stock options
  exercised...............      19,808        --          --          19,808          --         --          --            --
Issuance of stock in
  connection with PRC
  acquisition.............     887,451       322          --         887,129          --         --          --            --
Issuance of stock in
  connection with other
  transactions............       8,697         4          --           8,693          --         --          --            --
Purchase of treasury stock
  in connection with stock
  repurchase program......    (129,907)      (57)         --              --          --         --    (129,850)           --
                            ----------    ------        ----      ----------   ---------   --------   ---------       -------
BALANCE AT SEPTEMBER 30,
  2000....................  $3,501,933    $3,051        $630      $3,780,587   $(122,056)  $(15,867)  $(139,414)      $(4,998)
                            ==========    ======        ====      ==========   =========   ========   =========       =======

Comprehensive loss for the three months ended September 30, 2000 was $30,946.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $ (67,698)  $  (9,853)

  Adjustments to reconcile net loss to net cash provided by
    operating activities:
  Depreciation and amortization.............................    380,830     230,467
  Amortization of cable distribution fees...................     25,335      19,214
  Amortization of program rights and film costs.............    489,887     420,285
  Amortization of non-cash distribution and marketing
    costs...................................................      4,414          --
  Amortization of deferred financing costs and non-cash
    interest................................................      1,676       2,545
  Equity in losses (earnings) of unconsolidated
    affiliates..............................................     40,896        (812)
  Gain on sale of subsidiary stock..........................   (108,343)         --
  Gain on sale of securities................................         --     (89,721)
  Non-cash interest income..................................     (5,559)     (3,965)
  Non-cash stock compensation...............................      8,380       3,754
  Minority interest.........................................    145,299     150,582

Changes in current assets and liabilities:
  Accounts receivable.......................................    (54,469)      2,607
  Inventories...............................................     (1,888)    (18,343)
  Accounts payable..........................................    (68,078)    (25,488)
  Accrued liabilities and deferred revenue..................    105,083      48,453
  Payment for program rights and film costs.................   (614,406)   (448,975)
  Increase in cable distribution fees.......................    (39,251)    (35,624)
  Other, net................................................     14,505       4,306
                                                              ---------   ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............    256,613     249,432
                                                              ---------   ---------

Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (221,329)   (184,671)
  Capital expenditures......................................   (116,491)    (87,795)
  Advance to Universal......................................         --    (200,000)
  Recoupment of advance to Universal........................     70,295      20,741
  Increase in long-term investments and notes receivable....    (15,306)    (17,746)
  Purchase of marketable securities.........................    (78,172)         --
  Proceeds from sale of securities..........................         --     107,231
  Other, net................................................    (14,446)      5,845
                                                              ---------   ---------
    NET CASH USED IN INVESTING ACTIVITIES...................   (375,449)   (356,395)
                                                              ---------   ---------
Cash flows from financing activities:
  Borrowings................................................     50,166          --
  Principal payments on long-term obligations...............    (81,926)   (337,636)
  Purchase of treasury stock................................   (129,907)     (7,226)
  Payment of mandatory tax distribution to LLC partners.....    (68,065)    (28,830)
  Proceeds from sale of subsidiary stock....................     92,604       2,490
  Proceeds from minority interest shareholders..............         --       4,050
  Cash acquired in merger transactions......................         --       1,209
  Proceeds from issuance of common stock and LLC shares.....    207,795     413,318
  Other, net................................................    (12,858)         --
                                                              ---------   ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......     57,809      47,375
                                                              ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (4,133)        264
                                                              ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (65,160)    (59,324)
Cash and cash equivalents at beginning of period............    424,239     445,356
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 359,079   $ 386,032
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

    On July 27, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers ("Styleclick.com"), completed the merger of Internet Shopping Network ("ISN") and Styleclick.com (the "Styleclick Transaction"). See Note 3.

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

USA ENTERTAINMENT

    - NETWORKS AND TELEVISION PRODUCTION, which includes Networks and Studios USA. Networks operates the USA Network and Sci-Fi Channel cable networks, and Studios USA produces and distributes television programming.

    - FILMED ENTERTAINMENT, which primarily represents the Company's domestic theatrical film distribution and production businesses.

    - BROADCASTING, which owns and operates television stations.

    - EMERGING NETWORKS, which primarily represents recently acquired cable television properties Trio and News World International and SciFi.com, an emerging Internet content and commerce site.

USA ELECTRONIC RETAILING

    - ELECTRONIC RETAILING, consisting primarily of the Home Shopping Network and America's Store, HSN International and HSN.com, which are engaged in the electronic retailing business.

USA INFORMATION AND SERVICES

    - TICKETING OPERATIONS, which primarily represents Ticketmaster, the leading provider of automated ticketing services in the United States, and Ticketmaster.com, Ticketmaster's exclusive agent for online ticket sales.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
    - HOTEL RESERVATIONS, consisting of Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States.

    - TELESERVICES, consisting of Precision Response Corporation, a leader in outsourced customer care for both large corporations and high-growth internet-focused companies.

    - INTERACTIVE, which includes Styleclick, Inc. (see more information in Note 3), a facilitator of e commerce websites and Internet enabled applications and the Company's online retailing networks First Auction and First Jewelry, and local city guide business.

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

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 1999. Certain amounts in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 1999 have been reclassified to conform to the 2000 presentation, including all amounts charged to customers for shipping and handling, which are now presented as revenue.

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

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In June 2000, the Accounting Standards Executive Committee ("AcSEC") issued SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS("SOP 00-2"), which replaces FASB Statement No. 53, FINANCIAL ACCOUNTING BY PRODUCERS AND DISTRIBUTORS OF MOTION PICTURE FILMS. AcSEC concluded that film costs would be accounted for under an inventory model. In addition, the SOP considers such topics as revenue recognition (fixed fees and minimum guarantees in variable fee arrangements), fee allocation in multiple films, accounting for exploitation costs, and impairment assessment. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2000.

    The Company is currently evaluating the impact of SAB 101 and SOP 00-2, although the impact is not expected to be material.

NOTE 3--BUSINESS ACQUISITIONS

STYLECLICK TRANSACTION

    On July 27, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. is traded on the Nasdaq market under the symbol "IBUY". In accordance with the terms of the agreement, USAi invested $40 million in cash and agreed to contribute $10 million in dedicated media, and received warrants to purchase additional shares of the new company. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under the bridge loan.

    The aggregate purchase price, including transaction costs, of $211.9 million was determined as follows:

Value of portion of Styleclick.com acquired in the merger...  $121,781
Additional cash and promotional investment by USAi..........    50,000
Fair value of outstanding "in the money options" and
  warrants of Styleclick.com................................    37,989
Transaction costs...........................................     2,144
                                                              --------
Total acquisition costs.....................................   211,914

    The fair value of Styleclick.com was based on the fair value of $15.78 per share times 7.7 million shares outstanding. Fair value of the shares was determined by taking an average of the opening and closing price of Styleclick.com common stock for the period just before and just after the terms of the transaction were agreed to by the Company and Styleclick.com and announced to the public. In conjunction with the transaction, the Company recorded a pre-tax gain of $104.6 million based upon the 25% of ISN exchanged for 75% of Styleclick.com.

    The Styleclick transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED) assets acquired of $170.5 million has been allocated to goodwill, which is being amortized over 3 years. Assets and liabilities as of the acquisition date consist of the following:

                                                              (IN THOUSANDS)
                                                              --------------
Current assets..............................................     $39,095
Non-current assets..........................................       4,039
Goodwill....................................................     170,526
Current liabilities.........................................       1,746
Non-current liabilities.....................................          --

PRC TRANSACTION

    On April 5, 2000, USAi acquired PRC in a tax-free merger by issuing approximately 24.3 million shares of USAi common stock for all of the outstanding stock of PRC for a total value of approximately $711.1 million. In connection with the acquisition, the Company repaid approximately $32.3 million of outstanding borrowings under PRC's existing revolving credit facility.

    The PRC Transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $649.8 million has been allocated to goodwill, which is being amortized over 20 years. Assets and liabilities as of the acquisition date consist of the following:

                                                              (IN THOUSANDS)
                                                              --------------
Current assets..............................................     $ 65,335
Non-current assets..........................................       90,001
Goodwill....................................................      649,750
Current liabilities.........................................       60,292
Non-current liabilities.....................................       33,739

HOTEL RESERVATIONS NETWORK TRANSACTION

    On May 10, 1999, the Company completed its acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of two entities which operate Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States. The assets acquired and liabilities assumed comprise Hotel Reservations Network, Inc. ("HRN"). The initial purchase price was $149.2 million, net of a working capital adjustment of $0.8 million, plus contingent payments based on operating performance during the year ended December 31, 1999 and for the twelve month periods ended March 31, 2000, 2001 and 2002. The purchase price was paid in the form of a cash payment of $145.0 million on May 11, 1999 and a promissory note of $5.0 million which was paid on January 30, 2000 and which bore interest at 4.75% per annum. In addition, the Company paid $50.0 million related to HRN's performance during the year ended December 31, 1999.

    Furthermore, in conjunction with HRN's initial public offering (see below), USAi issued to the sellers the number of shares of HRN class A common stock equal to 10% of the aggregate value of the equity of HRN immediately prior to a transaction, as defined. USAi issued the sellers approximately 4.9 million shares of HRN class A common stock valued at $78.4 million. Pursuant to an amendment of the asset

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED) purchase agreement with the sellers of HRN's predecessor business entered into in contemplation of the initial public offering, HRN agreed to issue HRN class A common stock to the sellers in exchange for releasing the obligation to make additional performance-based payments covering the twelve month periods ending March 31, 2001 and 2002. HRN issued the sellers approximately
5.1 million shares of HRN class A common stock valued at $81.6 million. The contingent payment for the twelve month period ending March 31, 2000 of approximately $45.8 million has been paid. The payment resulted in additional goodwill which is being amortized over the remaining life of the goodwill.

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

    On March 1, 2000, HRN completed an initial public offering for approximately
6.2 million shares of its class A common stock, resulting in net cash proceeds of approximately $90.0 million. At the completion of the offering, USAi owned approximately 70.6% of the outstanding shares of HRN. USAi recorded a gain related to the initial public offering of approximately $3.7 million in the nine months ended September 30, 2000.

OCTOBER FILMS/PFE TRANSACTION

    In connection with the acquisition of October Films, Inc., as of May 28, 1999, the Company issued 600,000 shares of Common Stock to Universal and paid cash consideration of approximately $12.0 million to October Films shareholders (other than Universal) for total consideration of $23.6 million. To fund the cash consideration portion of the transaction, Universal purchased from USAi 600,000 additional shares of Common Stock at $20.00 per share. In addition, the Company assumed $83.2 million of outstanding debt under October Films' credit agreement which was repaid from cash on hand on August 20, 1999.

    Also on May 28, 1999, USAi acquired from Universal the domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses. The acquisition included PFE's domestic production assets such as Interscope Communications and Propaganda Films, as well as the following distribution assets: PolyGram Video, Polygram Filmed Entertainment Canada, Gramercy Pictures, and PolyGram Films. In connection with the transaction, USAi agreed to assume certain liabilities related to the PFE businesses acquired. In addition, USAi advanced
$200.0 million to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement pursuant to which USAi will distribute, in the U.S. and Canada, certain Polygram theatrical films which were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through September 30, 2000, approximately
$111.3 million had been offset against the advance and $13.6 million of interest had accrued.

    The October Films/PFE Transaction has been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $184.5 million has been allocated to goodwill, which is being amortized over 20 years.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED)
    The following unaudited pro forma condensed consolidated financial information for the three and nine months ended September 30, 2000 and 1999 is presented to show the results of the Company as if the Styleclick Transaction, the PRC Transaction, the Hotel Reservations Network Transaction and the October Films/PFE Transaction had occurred on January 1, 1999. The pro forma results reflect certain adjustments, including increased amortization related to goodwill and other intangibles, changes in programming and film costs amortization and an increase in interest expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 1999.

                           NINE MONTHS          THREE MONTHS           NINE MONTHS          THREE MONTHS
                              ENDED                 ENDED                 ENDED                 ENDED
                       SEPTEMBER 30, 2000    SEPTEMBER 30, 2000    SEPTEMBER 30, 1999    SEPTEMBER 30, 1999
                       -------------------   -------------------   -------------------   -------------------
                                                 (IN THOUSANDS EXCEPT SHARE DATA)
Net revenues.........      $3,307,792            $1,115,164            $2,616,554             $885,465
Net loss.............         (86,698)              (19,486)              (56,883)              (5,674)
Basic and diluted
  loss per share.....            (.24)                 (.05)                 (.16)                (.05)

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

    All stock warrants were accounted for in accordance with EITF 96-18. In relation to warrants to purchase 1,428,365 shares of class A common stock, the Company recorded an asset of approximately $14.7 million based on the fair market value of the warrants at the initial public offering price of $16.00 per share. The asset is amortized ratably as non-cash distribution and marketing expense over the terms of the exclusive affiliation agreements, which range from two to five years.

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

NOTE 5--INVESTMENTS

    During the quarter and nine months ended September 30, 1999, the Company recognized pre-tax gains of $39.5 and $89.7 million, respectively, on the sale of securities in a publicly traded entity.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:

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

    On January 31, 2000, TMCS completed its acquisition of 2b Technology, Inc. ("2b"), by issuing approximately 458,005 shares of TMCS Class B Common Stock for all the outstanding stock of 2b, for a total value of approximately
$17.1 million.

    On April 5, 2000, USAi completed its acquisition of PRC by issuing approximately 24.3 million shares of USAi common stock for all of the outstanding stock of PRC, for a total value of approximately $711.1 million.

    On May 26, 2000, TMCS completed its acquisition of Ticketweb, Inc. ("Ticketweb"), by issuing approximately 1.8 million shares of TMCS Class B Common Stock for all the outstanding stock of Ticketweb, for a total value of approximately $35.3 million.

    For the three and nine months ended September 30, 2000, interest accrued on the $200.0 million advance to Universal amounted to $2.0 million and $6.9 million, respectively.

    For the three and nine months ended September 30, 2000, the Company incurred non-cash distribution and marketing expense of $2.7 million and $4.4 million, respectively.

    During the second quarter, the Company recorded $11.6 million of expense related to an agreement with an executive. Of this amount, $3.8 million is a non-cash stock compensation charge related to restricted stock.

    During the third quarter, the Company realized a pre-tax loss of $30.5 million related to the write-off of investments to fair value.

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

    On May 28, 1999, the Company completed the October Films/ PFE Transaction by issuing 600,000 shares of Common Stock, for a value of $11.6 million.

    On September 14, 1999, TMCS completed its acquisition of Match.com, Inc., ("Match"), an Internet personals company. In connection with the acquisition, TMCS issued 1,924,777 shares of Class B Common Stock to the former owners of Match representing a total purchase price of approximately $45.0 million.

    On September 13, 1999, TMCS purchased all the outstanding limited liability company units ("Units") of Web Media Ventures, L.L.C. ("Web Media"). Web Media is an Internet personals company distributing its services through a network of affiliated Internet sites. In connection with the acquisition, TMCS issued
1.2 million shares of Class B Common Stock in exchange for all of the Web Media Units. In

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--STATEMENTS OF CASH FLOWS (CONTINUED) addition, TMCS is obligated to issue additional contingent shares related to certain revenue targets. The total purchase price recorded at September 13, 1999 was $36.6 million.

    On September 18, 1999, the Company acquired certain assets associated with the entertainment city guide (A&E) portion of the Sidewalk.com web site ("Sidewalk") from Microsoft Corporation ("Microsoft"). The Company also entered into a four year distribution agreement with Microsoft pursuant to which the Company became the exclusive provider of local city guide content on the Microsoft Network ("MSN") and the Company's internet personals Web sites became the premier provider of personals content to MSN. In addition, the Company and Microsoft entered into additional cross-promotional arrangements. TMCS issued Microsoft 7.0 million shares of TMCS Class B Common Stock. The fair value of the consideration provided in exchange for the Sidewalk assets and distribution agreement amounted to $338.5 million.

    During the nine months ended September 30, 1999, the Company acquired post-production equipment through a capital lease totaling $2.5 million.

NOTE 7--INDUSTRY SEGMENTS

    For the three and nine months ended September 30, 2000, the Company operated principally in ten industry segments: Networks and television production, Electronic retailing, Ticketing operations, Hotel reservations, Teleservices, Interactive, Filmed entertainment, Electronic commerce and services, Broadcasting and Emerging networks. The Networks and television production segment consists of the cable networks USA Network and Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists principally of the Home Shopping Network, America's Store and HOT Germany, which are engaged in the sale of merchandise through electronic retailing. The Ticketing operations segment provides automated ticketing services primarily in the United States. The Hotel reservations segment was formed on May 10, 1999 in conjunction with the acquisition of Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States. The Teleservices segment was formed on April 5, 2000 in conjunction with the acquisition of PRC, a leader in outsourced customer care for both large corporations and high-growth internet-focused companies. The Interactive segment represents Styleclick and local city guide business. The Filmed entertainment segment represents USA Films, which consists of domestic theatrical film distribution and production businesses which were acquired May 28, 1999, and Savoy. The Electronic commerce and services segment primarily represents the Company's customer and e-care businesses. The Broadcasting segment includes the operations of broadcast television stations in twelve markets that principally transmit Home Shopping Network programming although three transmit other programming. The Emerging networks segment consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site.

    In addition, in the second quarter, the Company reorganized the segments into three units, USA Entertainment, USA Electronic Retailing and USA Information and Services. USA Entertainment consists of Networks and television production, Filmed entertainment, Broadcasting and Emerging networks. USA Electronic Retailing consists of Electronic retailing. USA Information and Services consists of Ticketing operations, Hotel reservations, Teleservices, Interactive and Electronic commerce and services.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7--INDUSTRY SEGMENTS (CONTINUED)

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                  ---------------------   -----------------------
                                                     2000        1999        2000         1999
                                                  ----------   --------   ----------   ----------
                                                     (IN THOUSANDS)           (IN THOUSANDS)
Revenue
  USA ENTERTAINMENT
  Networks and television production............  $  336,047   $307,094   $1,105,688   $  955,032
  Filmed entertainment..........................      14,468     27,912       65,548       39,687
  Broadcasting..................................       5,263      2,341       13,620        5,691
  Emerging networks.............................       8,591        266       12,862          693

  USA ELECTRONIC RETAILING
  Electronic retailing..........................     426,549    314,718    1,243,756      941,467

  USA INFORMATION AND SERVICES
  Ticketing operations..........................     124,929    105,188      395,909      324,615
  Hotel reservations............................      94,619     47,652      227,964       70,670
  Teleservices..................................      70,162         --      140,374           --
  Interactive...................................      26,709     16,333       76,331       43,851
  Electronic commerce and services..............       7,174      6,168       15,634       14,470

  OTHER.........................................         509         --        1,568        6,894
                                                  ----------   --------   ----------   ----------
                                                   1,115,020    827,672    3,299,254    2,403,070
                                                  ==========   ========   ==========   ==========
Operating profit (loss)
  USA ENTERTAINMENT
  Networks and television production............  $   90,394     64,555   $  312,371      223,170
  Filmed entertainment..........................      (8,244)       904      (12,794)         262
  Broadcasting..................................     (18,115)   (11,525)     (52,118)     (36,609)
  Emerging networks.............................      (1,875)      (787)      (6,669)      (1,885)

  USA ELECTRONIC RETAILING
  Electronic retailing..........................      27,723     27,075       93,228       74,894

  USA INFORMATION AND SERVICES
  Ticketing operations..........................       9,275      6,382       42,952       21,521
  Hotel reservations............................       1,899      1,500        3,650        2,159
  Teleservices..................................      (1,597)        --       (4,586)          --
  Interactive...................................     (75,122)   (42,563)    (200,383)    (103,551)
  Electronic commerce and services..............      (7,451)       483      (19,961)         768

  OTHER.........................................      (8,761)    (7,692)     (42,282)     (29,469)
  One-time settlement of litigation.............      (3,400)        --       (3,400)          --
                                                  ----------   --------   ----------   ----------
                                                  $    4,726   $ 38,332   $  110,008   $  151,260
                                                  ==========   ========   ==========   ==========

    In the third quarter of 2000, the Company recorded a one-time charge of $3.4 million for the settlement of litigation related to ticketing operations. The settlement was reached on November 13, 2000 after a judgment was reached by a jury on November 9, 2000.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7--INDUSTRY SEGMENTS (CONTINUED)
    The Company operates principally within the United States.

NOTE 8--SAVOY SUMMARIZED FINANCIAL INFORMATION

    The Company has not prepared separate financial statements and other disclosures concerning Savoy Pictures, Inc., a subsidiary of the Company, because management has determined that such information is not material to holders of the Savoy Debentures, all of which have been assumed by the Company as a joint and several obligor. The information presented is reflected at Savoy's historical cost basis.

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           ----------------------
                                                             2000          1999
                                                           --------      --------
                                                               (IN THOUSANDS)
Net sales................................................   $4,632        $4,687
Operating expenses.......................................    1,408         4,882
Operating income (loss)..................................    3,224          (195)
Net income...............................................    4,165         3,258

SUMMARY CONSOLIDATED BALANCE SHEETS

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2000            1999
                                                      --------------   -------------
                                                              (IN THOUSANDS)
Current assets......................................     $    591        $    191
Non-current assets..................................      154,244         150,236
Current liabilities.................................       14,834          12,273
Non-current liabilities.............................       38,961          39,081

NOTE 9-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL
       INFORMATION

    On November 23, 1998, the Company and USANi LLC as co-issuers completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Old Notes"). In May 1999, the Old Notes were exchanged in full for $500.0 million of new 6 3/4% Senior Notes due 2005 (the "Notes") that have terms that are substantially identical to the Old Notes. Interest is payable on the Notes on May 15 and November 15 of each year, commencing May 15, 1999. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of the Company, including Home Shopping Network, Inc. ("Holdco"), a non-wholly owned, direct subsidiary of the Company, and all of the subsidiaries of USANi LLC (other than subsidiaries that are, individually and in the aggregate, inconsequential to USANi LLC on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than Holdco) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by the Company or USANi LLC, as the case may be.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 9-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL
       INFORMATION (CONTINUED)
    The following tables present condensed consolidating financial information for the three and nine months ended September 30, 2000 and 1999 for: (1) the Company on a stand-alone basis, (2) Holdco on a stand-alone basis,
(3) USANi LLC on a stand-alone basis, (4) the combined Wholly Owned Subsidiary Guarantors (including Wholly Owned Subsidiary Guarantors that are wholly owned subsidiaries of USANi LLC), (5) the combined non-guarantor subsidiaries of the Company (including the non-guarantor subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries")), and (6) the Company on a consolidated basis.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

                                                                           WHOLLY
                                                                           OWNED
                                                              USANI      SUBSIDIARY   NON-GUARANTOR                      USAI
                                     USAI        HOLDCO        LLC       GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                  ----------   ----------   ----------   ----------   -------------   ------------   ------------
BALANCE SHEET AS OF
  SEPTEMBER 30, 2000:
Current Assets..................  $    5,372   $       --   $   95,282   $  979,448    $  636,585     $         --   $ 1,716,687
Property and equipment, net.....          --           --       24,848      257,267       193,289               --       475,404
Goodwill and other intangible
  assets, net...................      74,217           --           --    5,106,882     2,738,520               --     7,919,619
Investment in subsidiaries......   3,522,749    1,292,445    6,894,645       19,717            --      (11,729,556)           --
Other assets....................     114,580           --        3,463      816,080        88,017         (522,757)      499,383
                                  ----------   ----------   ----------   ----------    ----------     ------------   -----------
TOTAL ASSETS....................  $3,716,918   $1,292,445   $7,018,238   $7,179,394    $3,656,411     $(12,252,313)  $10,611,093
                                  ==========   ==========   ==========   ==========    ==========     ============   ===========
Current liabilities.............  $       --   $       --   $       --   $  806,536    $  444,652     $    (50,167)  $ 1,201,021
Long-term debt, less current
  portion.......................          --           --      517,981        1,243        53,225               --       572,449
Other liabilities...............     214,985           --      297,911      562,733       509,758       (1,190,733)      394,654
Minority interest...............          --           --       55,037      225,475       518,681        4,141,843     4,941,036
Interdivisional equity..........          --           --           --    5,583,407     2,130,095       (7,713,502)           --
Stockholders' equity............   3,501,933    1,292,445    6,147,309           --            --       (7,439,754)    3,501,933
                                  ----------   ----------   ----------   ----------    ----------     ------------   -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS EQUITY...........  $3,716,918   $1,292,445   $7,018,238   $7,179,394    $3,656,411     $(12,252,313)  $10,611,093
                                  ==========   ==========   ==========   ==========    ==========     ============   ===========
STATEMENT OF OPERATIONS FOR THE
  THREE MONTHS ENDED
  SEPTEMBER 30, 2000
Revenue.........................  $       --   $       --   $       --   $  725,271    $  390,819     $     (1,070)  $ 1,115,020
Operating expenses..............      (3,353)          --       (5,764)    (638,380)     (463,867)           1,070    (1,110,294)
Interest expense, net...........      (7,718)          --        6,471       (7,798)         (510)              --        (9,555)
Other income, expense...........      (8,348)      34,197      147,313      (45,915)       (2,257)         (55,083)       69,907
Income tax expense..............        (820)          --           --      (12,719)       (8,774)              --       (22,313)
Minority interest...............          --           --           --       (4,093)       28,315          (87,226)      (63,004)
                                  ----------   ----------   ----------   ----------    ----------     ------------   -----------
NET (LOSS) INCOME...............  $  (20,239)  $   34,197   $  148,020   $   16,366    $  (56,274)    $   (142,309)  $   (20,239)
                                  ==========   ==========   ==========   ==========    ==========     ============   ===========

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 9-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL
       INFORMATION (CONTINUED)

                                                                           WHOLLY
                                                                           OWNED
                                                               USANI     SUBSIDIARY   NON-GUARANTOR                      USAI
                                          USAI      HOLDCO      LLC      GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        --------   --------   --------   ----------   -------------   ------------   ------------
STATEMENT OF OPERATIONS FOR THE NINE
  MONTHS ENDED SEPTEMBER 30, 2000
Revenue...............................  $     --   $    --    $     --   $2,227,887    $1,072,437       $  (1,070)    $3,299,254
Operating expenses....................   (12,164)       --     (29,627)  (1,928,502)   (1,220,023)          1,070     (3,189,246)
Interest expense, net.................   (18,499)       --      16,260      (23,687)       (1,030)             --        (26,956)
Other income, expense.................   (37,557)   78,571     382,640      (71,922)       (5,689)       (278,681)        67,362
Provision for income taxes............       522        --     (27,351)     (22,307)      (23,677)             --        (72,813)
Minority interest.....................        --        --          --       (8,784)       72,060        (208,575)      (145,299)
                                        --------   -------    --------   ----------    ----------       ---------     ----------
NET (LOSS) INCOME.....................  $(67,698)  $78,571    $341,922   $  172,685    $ (105,922)      $(487,256)    $  (67,698)
                                        ========   =======    ========   ==========    ==========       =========     ==========

CASH FLOW FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2000
Cash flow from (used in) operations...  $(29,055)  $    --    $ (2,018)  $  260,231    $   27,455       $      --     $  256,613
Cash flow provided (used in) investing
  activities..........................     9,870        --     (44,131)    (179,513)     (161,675)             --       (375,449)
Cash flow from financing activities...    19,185        --     (63,944)    (123,362)      225,930              --         57,809
Effect of exchange rate...............        --        --          --          (15)       (4,118)             --         (4,133)
Cash at beginning of period...........        --        --     276,678      (26,004)      173,565              --        424,239
                                        --------   -------    --------   ----------    ----------       ---------     ----------
CASH AT END OF PERIOD.................  $     --   $    --    $166,585   $  (68,663)   $  261,157       $      --     $  359,079
                                        ========   =======    ========   ==========    ==========       =========     ==========

                                                                       WHOLLY-OWNED
                                                             USANI      SUBSIDIARY    NON-GUARANTOR                      USAI
                                        USAI      HOLDCO      LLC       GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   --------   --------   ------------   -------------   ------------   ------------
STATEMENT OF OPERATIONS FOR THE
  THREE MONTHS ENDED SEPTEMBER 30,
  1999
Revenue.............................  $     --   $    --    $     --    $  628,677      $198,995        $      --     $  827,672
Operating expenses..................    (1,035)       --      (6,347)     (558,517)     (223,441)              --       (789,340)
Interest expense, net...............    (3,213)       --      (2,763)       (5,860)         (386)              --        (12,222)
Gain on sale of securities..........        --        --          --        39,451            --               --         39,451
Other income (expense), net.........    13,271    21,237     105,597       (18,722)       18,213         (140,105)          (509)
Income tax expense..................   (16,703)       --          --        (2,394)       (5,850)              --        (24,947)
Minority interest...................        --        --          --        (2,815)       14,137          (59,107)       (47,785)
                                      --------   -------    --------    ----------      --------        ---------     ----------
NET (LOSS) INCOME...................  $ (7,680)  $21,237    $ 96,487    $   79,820      $  1,668        $(199,212)    $   (7,680)
                                      ========   =======    ========    ==========      ========        =========     ==========

STATEMENT OF OPERATIONS FOR THE NINE
  MONTHS ENDED SEPTEMBER 30, 1999
Revenue.............................  $     --   $    --    $     --    $1,918,476      $484,594        $      --     $2,403,070
Operating expenses..................    (8,333)       --     (17,868)   (1,686,459)     (539,150)              --     (2,251,810)
Interest expense, net...............    (7,974)       --     (13,672)      (15,329)           39               --        (36,936)
Gain on sale of securities..........        --        --          --        89,721            --               --         89,721
Other income (expense), net.........    28,282    61,308     336,089       (26,716)       28,702         (425,679)         1,986
Income tax expense..................   (21,828)       --     (21,898)       (5,532)      (16,044)              --        (65,302)
Minority interest...................        --        --          --        (8,368)       31,970         (174,184)      (150,582)
                                      --------   -------    --------    ----------      --------        ---------     ----------
Net (loss) income...................  $ (9,853)  $61,308    $282,651    $  265,793      $ (9,889)       $(599,863)    $   (9,853)
                                      ========   =======    ========    ==========      ========        =========     ==========

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 9-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL
       INFORMATION (CONTINUED)

                                                                       WHOLLY-OWNED
                                                             USANI      SUBSIDIARY    NON-GUARANTOR                      USAI
                                        USAI      HOLDCO      LLC       GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   --------   --------   ------------   -------------   ------------   ------------
CASH FLOW FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 1999
Cash flow from operations...........  $(39,534)  $    --    $(24,076)   $  298,798      $ 14,244        $      --     $  249,432
Cash flow from investing
  activities........................  (370,727)       --     (10,448)       36,543       (11,763)              --       (356,395)
Cash flow from financing
  activities........................   410,261        --     138,107      (471,389)      (29,604)              --         47,375
Effect of exchange rate.............        --        --          --            --           264               --            264
Cash at the beginning of period.....        --        --     151,160        75,511       218,685               --        445,356
                                      --------   -------    --------    ----------      --------        ---------     ----------
CASH AT THE END OF THE PERIOD.......  $     --   $    --    $254,743    $  (60,537)     $191,826        $      --        386,032
                                      ========   =======    ========    ==========      ========        =========     ==========

NOTE 10--SUBSEQUENT EVENTS

   As disclosed on its Schedule 13D/A filed on October 23, 2000, the Company is considering possible transactions in order to obtain the benefits of joint operation of the ticketing and reservations businesses of TMCS and Ticketmaster Corporation, a wholly owned subsidiary of the Company. These may include a merger or other transaction that could involve the issuance to the Company of additional shares of TMCS common stock. The Company has asked the TMCS Board to appoint a committee of independent directors in connection with the foregoing and such a committee has been appointed.

    There can be no assurance that a transaction will occur, or what the terms or form would be.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

    USAi is a holding company, with subsidiaries focused on the new convergence of entertainment, information and direct selling. USAi adopted its present corporate structure as part of the Universal transaction. USAi maintains control and management of Home Shopping Network, Inc. ("Holdco") and USANi LLC, and manages the businesses held by USANi LLC in substantially the same manner as they would be if USAi held them directly through wholly owned subsidiaries.

    On July 27, 2000 USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network ("ISN") and Styleclick.com (the "Styleclick Transaction"). The Styleclick class A common stock is quoted on the Nasdaq Stock Market under the symbol "IBUY". In April 2000, the Company acquired Precision Response Corporation ("PRC"), a leader in outsourced customer care for both large corporations and high-growth internet-focused companies (the "PRC Transaction"). In May 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of two entities which operate Hotel Reservations Network ("HRN") (the "Hotel Reservations Network Transaction"), a leading consolidator of hotel rooms for resale in the consumer market in the United States. Also in May 1999, the Company acquired October Films, Inc. and the domestic film distribution and development business of Universal which was previously operated by Polygram Filmed Entertainment ("USA Films") (the "October Films/PFE Transaction"). In connection with these transactions, the Company established the Teleservices, Hotel reservations and Filmed entertainment business segments. On March 1, 2000, Hotel Reservations Network completed an initial public offering. The Hotel Reservation Network's class A common stock is quoted on the Nasdaq Stock Market under the symbol "ROOM".

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

                  TRANSACTIONS AFFECTING THE COMPARABILITY OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    During the past three years, the Company has augmented its media and electronic commerce businesses by acquiring and developing several new businesses. As a result, the changes resulting from the

Styleclick transaction, the PRC transaction, the Hotel Reservations Network transaction and the October Films/PFE transaction should be considered when comparing the results of operations for the three and nine months ended September 30, 2000 to September 30, 1999. To enhance comparability, the discussion of consolidated results of operations is supplemented, where appropriate, with separate pro forma financial information that gives effect to the above transactions as if they had occurred at the beginning of the respective periods presented.

    The pro forma information is not necessarily indicative of the revenues and cost of revenues which would have actually been reported had the Styleclick transaction, the PRC transaction, the Hotel Reservations Network transaction and the October Films/PFE transaction occurred at the beginning of January 1, 1999, nor is it necessarily indicative of future results.

    Reference should be made to the Consolidated Financial Statements and Summary Financial Data included herein.

CONSOLIDATED RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

    The Styleclick transaction, the PRC transaction, the Hotel Reservations Network transaction, the October Films/PFE transaction and the consolidation of electronic retailing operations in Germany as of January 1, 2000, resulted in increases in net revenues, operating costs and expenses, other income (expense), minority interest and income taxes. However, no significant discussion of these fluctuations is presented.

NET REVENUES

    For the three months ended September 30, 2000, revenues increased by $287.3 million, or 34.7%, to $1.1 billion from $827.7 million in 1999 primarily due to increases of $111.8 million, $70.2 million, $47.0 million, $29.0 million and $19.7 million from the Electronic retailing, Teleservices, Hotel reservations, Networks and television production and Ticketing operations businesses, respectively.

    For the nine months ended September 30, 2000, revenues increased by $896.2 million, or 37.5%, to $3.3 billion from $2.4 billion in 1999 primarily due to increases of $302.3 million, $157.3 million, $150.7 million, $140.3 million and $71.3 million from the Electronic retailing, Hotel reservations, Networks and television production, Teleservices and Ticketing operations businesses, respectively.

OPERATING COSTS AND EXPENSES

    For the three months ended September 30, 2000, operating expenses increased by $317.6 million, or 40.2%, to $1.1 billion from $789.3 million in 1999, primarily due to increases of $105.7 million, $59.0 million, $39.7 million, and $20.9 million from the Electronic retailing, Teleservices, Hotel reservations, Networks and television production, and Ticketing operations businesses, respectively. In addition, depreciation and amortization expense increased $58.0 million primarily as a result of goodwill arising from acquisitions.

    For the nine months ended September 30, 2000, operating expenses increased by $934.0 million, or 41.5%, to $3.2 billion from $2.3 billion in 1999, primarily due to increases of $267.5 million, $132.5 million, $117.3 million, $62.1 million and $60.2 million from the Electronic retailing, Hotel reservations, Teleservices, Networks and television production and Ticketing operations businesses, respectively. In addition, depreciation and amortization expense increased $150.2 million primarily as a result of goodwill arising from acquisitions. During the nine months ended September 30, 2000, the Company recorded $11.6 million of expense related to an agreement with an executive. Of this amount, $3.8 million is a non-cash stock compensation expense related to restricted stock.

OTHER INCOME (EXPENSE)

    For the three and nine months ended September 30, 2000, net interest expense decreased by $2.8 million and $10.0 million, respectively, compared to 1999 primarily due to lower borrowing levels as a result of the repayment of bank debt in 1999 from the proceeds of equity transactions involving Universal and Liberty Media Corporation, a subsidiary of AT&T Corporation ("Liberty").

    In the three months ended September 30, 2000, the Company realized a pre-tax gain of $104.6 million based upon the exchange of 25% of ISN for 75% of Old Styleclick in the Styleclick Transaction. Also, the Company realized a pre-tax loss of $30.5 million related to the write-off of investments to fair value. In the nine months ended September 30, 2000, the Company realized a pre-tax gain of $3.7 million related to the initial public offering of its subsidiary, HRN. In the three and nine months ended September 30, 1999, the Company realized pre-tax gains of $39.5 million and $89.7 million, respectively, related to the sale of securities. Furthermore, in the nine months ended September 30, 1999, the Company recognized other income of $10.4 million from the reversal of equity losses which were recorded in 1998 as a result of the Universal transaction.

INCOME TAXES

    USAi's effective tax rate for the three and nine months ended September 30, 2000 of 38.3% and 48.2%, respectively, was higher than the statutory rate due to the impact of non-deductible goodwill, no tax benefits for consolidated subsidiary losses which are not included in the Company's consolidated tax returns taxable income and state income taxes. The rate would have been higher if not for the impact of the one-time gain from the Styleclick merger and the write-off of the investments to fair value.

MINORITY INTEREST

    For the three and nine months ended September 30, 2000, minority interest primarily represented Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Holdco, the public's ownership in TMCS, the public's ownership interest in HRN since February 25, 2000 and the public's ownership interest in Styleclick since July 27, 2000.

           PRO FORMA QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. PRO FORMA QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

    The following unaudited pro forma operating results of USAi present combined results of operations as if the Styleclick transaction, the PRC transaction, the Hotel Reservations Network transaction and the October Films/PFE transaction all had occurred on January 1, 1999 and reflect the consolidation of HOT Germany operating results as if voting control was obtained on January 1, 1999.

    The unaudited combined condensed pro forma statements of operations of USAi are presented below for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had any of the transactions occurred as of January 1, 1999, nor are they necessarily indicative of future results of operations.

        UNAUDITED COMBINED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                    --------------------   ----------------------
                                                      2000        1999        2000        1999
                                                    ---------   --------   ----------   ---------
                                                                   (IN THOUSANDS)
NET REVENUES:
  USA ENTERTAINMENT
  Networks and television production..............  $ 336,047   $307,094   $1,105,688   $ 955,032
  Filmed entertainment............................     14,468     27,912       65,548      56,974
  Broadcasting....................................      5,263      2,341       13,620       5,691
  Emerging networks...............................      8,591        266       12,862         693
  USA ELECTRONIC RETAILING
  Electronic retailing............................    426,549    354,199    1,243,756   1,057,683
  USA INFORMATION AND SERVICES
  Ticketing operations............................    124,929    105,188      395,909     324,615
  Hotel reservations..............................     94,619     47,652      227,964     108,371
  Teleservices....................................     70,162     57,006      210,023     153,344
  Interactive.....................................     26,853     17,120       78,220      49,003
  Electronic commerce and services................      7,174      6,168       15,634      14,470

  OTHER...........................................        509         --        1,568       6,894
                                                    ---------   --------   ----------   ---------
      Total net revenues..........................  1,115,164    924,946    3,370,792   2,732,770
                                                    ---------   --------   ----------   ---------
Operating costs and expenses:
  Cost of sales...................................    527,600    347,179    1,539,786     998,228
  Program costs...................................    146,000    147,549      485,037     466,896
  Selling and marketing...........................    141,842    129,720      401,976     378,050
  General and administrative......................    111,701    149,417      338,749     403,776
  Other operating costs...........................     31,636     14,805       86,161      58,525
  Amortization of non cash distribution and
    marketing expense.............................      2,693         --        4,414          --
  Amortization of cable distribution fees.........      8,845      6,938       25,335      19,213
  Depreciation and amortization...................    146,370    116,526      429,924     337,449
                                                    ---------   --------   ----------   ---------
      Total operating costs and expenses..........  1,116,687    912,134    3,311,382   2,662,137
                                                    ---------   --------   ----------   ---------
Operating profit..................................  $  (1,523)  $ 12,812   $   59,410   $  70,633
                                                    =========   ========   ==========   =========
EBITDA............................................  $ 156,385   $136,276   $  519,083   $ 427,295
                                                    =========   ========   ==========   =========

    Net revenues for the three months ended September 30, 2000 increased by $190.2 million, or 20.6%, to $1.1 billion from $924.9 million in 1999. Cost related to revenues and other costs and expenses for the three months ended September 30, 2000 increased by $170.1 million, or 21.6%, to $958.8 million from $788.7 million in 1999. In the third quarter of 2000, the Company recorded a one-time charge of $3.4 million for the settlement of litigation related to ticketing operations. The settlement was reached on November 13, 2000 after a judgment was reached by a jury on November 9, 2000. EBITDA for the three months ended September 30, 2000 increased by $20.1 million, or 14.7%, to $156.4 million from $136.3 million in 1999.

    Net revenues for the nine months ended September 30, 2000 increased by $638.0 million, or 23.3%, to $3.4 billion from $2.7 billion in 1999. Cost related to revenues and other costs and expenses for the nine months ended September 30, 2000 increased by $546.2 million, or 23.7%, to $2.8 billion from $2.3 billion in 1999. EBITDA for the nine months ended September 30, 2000 increased by $91.8 million, or 21.5%, to $519.1 million from $427.3 million in 1999.

    The following discussion provides an analysis of the pro forma revenues and costs related to revenues and other costs and expenses by significant business segment.

NETWORKS AND TELEVISION PRODUCTION

    Net revenues for the three months ended September 30, 2000 increased by $29.0 million, or 9.4%, to $336.0 million from $307.0 million in 1999. The increase primarily resulted from an increase in advertising and affiliate revenues at USA Network and the Sci-Fi Channel, and increased revenue from Studios USA related principally to television movies and increased production for USA Network and the Sci-Fi Channel.

    Net revenues for the nine months ended September 30, 2000 increased by $150.7 million, or 15.8%, to $1.1 billion from $955.0 million in 1999. The increase primarily resulted from an increase in advertising and affiliate revenues at USA Network and the Sci-Fi Channel due to an increase in subscribers and higher ratings at Sci-Fi. Revenue of Studios USA also increased due to increased revenues from one-hour dramas, talk shows and movie productions, offset by fewer network pick-ups for comedy productions.

    Cost related to revenues and other costs and expenses for the three months ended September 30, 2000 increased by $3.3 million, or 1.6%, to $217.6 million from $214.3 million in 1999. This increase resulted primarily from higher marketing costs offset partially by lower programming costs.

    Cost related to revenues and other costs and expenses for the nine months ended September 30, 2000 increased by $62.1 million, or 9.6%, to $709.1 million from $647.0 million in 1999. This increase resulted primarily from marketing, development and distribution costs.

    EBITDA for the three months ended September 30, 2000 increased by $25.6 million, or 27.6%, to $118.5 million from $92.8 million in 1999.

    EBITDA for the nine months ended September 30, 2000 increased by $88.6 million, or 28.7%, to $393.6 million from $308.0 million in 1999.

ELECTRONIC RETAILING

    Net revenues for the three months ended September 30, 2000 increased by $72.3 million, or 20.4%, to $426.5 million from $354.2 million in 1999. The increase primarily resulted from Home Shopping Network's core domestic business, which generated increased sales of $52.4 million, including HSN.com, which began operations in late 1999 and generated sales of $8.6 million. Also, core international business increased $14.3 million due to operations in Germany, which generated revenue of $53.8 million. The increase in net revenues was offset partially from an increase in the return rate to 20.2% from 19.1% in 1999.

    Net revenues for the nine months ended September 30, 2000 increased by $186.1 million, or 17.6%, to $1.2 billion from $1.1 billion in 1999. The increase primarily resulted from Home Shopping Network's core domestic business, which generated increased sales of $136.0 million due primarily to the increase from the Home Shopping service of $106.8 million and HSN.com, which generated revenue of $20.5 million. Also, core international business increased
$46.0 million due primarily to operations in Germany.

    Cost related to revenues and other costs and expenses for the three months ended September 30, 2000 increased by $70.0 million, or 23.2%, to $372.0 million from $302.0 million in 1999. The increase resulted primarily from higher sales volume. The on-air gross profit margin decreased to 34.7% as compared to 35.4% in the prior year.

    Cost related to revenues and other costs and expenses for the nine months ended September 30, 2000 increased by $160.6 million, or 17.6%, to $1.1 billion from $912.0 million in 1999. The increase resulted primarily from higher sales volume.

    EBITDA for the three months ended September 30, 2000 increased by $2.4 million, or 4.5%, to $54.5 million from $52.1 million in 1999.

    EBITDA for the nine months ended September 30, 2000 increased by $25.5 million, or 17.5%, to $171.2 million from $145.7 million in 1999.

TICKETING OPERATIONS

    Net revenues for the three months ended September 30, 2000 increased by $19.7 million, or 18.8%, to $124.9 million from $105.2 million in 1999. The increase resulted from an increase of 14.8% in the number of tickets sold, including an increase in the percentage of tickets sold online to 25.2% from 15.0% in 1999, and an increase in revenue per ticket to $5.67 from $5.34 in 1999.

    Net revenues for the nine months ended September 30, 2000 increased by $71.3 million, or 22.0%, to $395.9 million from $324.6 million in 1999. The increase resulted from an increase in the number of tickets sold and an increase in revenue per ticket.

    Cost related to revenues and other costs and expenses for the three months ended September 30, 2000 increased by $24.3 million, or 29.0%, to $108.3 million from $84.0 million in 1999. The increase resulted primarily from higher ticketing operations costs as a result of higher ticketing volume and increased secondary commissions. In the third quarter of 2000, the Company recorded a one-time charge of $3.4 million for the settlement of litigation. The settlement was reached on November 13, 2000 after a judgment was reached by a jury on November 9, 2000.

    Cost related to revenues and other costs and expenses for the nine months ended September 30, 2000 increased by $63.6 million, or 24.8%, to $320.3 million from $256.7 million in 1999. The increase resulted primarily from higher ticketing operations costs as a result of higher ticketing volume and increased secondary commissions.

    EBITDA for the three months ended September 30, 2000 decreased by $4.6 million, or 21.7%, to $16.7 million from $21.3 million in 1999. The decrease is due primarily to costs related to recent acquisitions, including TicketWeb and 2b Technology and the litigation settlement. Excluding the one-time litigation settlement, EBITDA decreased $1.2 million, or 5.7%.

    EBITDA for the nine months ended September 30, 2000 increased by $7.7 million, or 11.3%, to $75.6 million from $67.9 million in 1999. Excluding the one-time litigation settlement, EBITDA increased $11.1 million, or 16.3%.

TELESERVICES

    Net revenues for the three months ended September 30, 2000 increased by $13.2 million, or 23.1%, to $70.2 million from $57.0 million in 1999. The increase resulted from growth of new business, as PRC reduced its concentration of its top ten revenue-producing clients to 65% from 70% in the year-ago period.

    Net revenues for the nine months ended September 30, 2000 increased by $56.7 million, or 37.0%, to $210.0 million from $153.3 million in 1999 due to the growth of new business.

    Cost related to revenues and other costs and expenses for the three months ended September 30, 2000 increased by $10.3 million, or 21.2%, to $59.0 million from $48.7 million in 1999 due primarily to increased operations.

    Cost related to revenues and other costs and expenses for the nine months ended September 30, 2000 increased by $44.8 million, or 33.7%, to $177.5 million from $132.8 million in 1999.

    EBITDA for the three months ended September 30, 2000 increased by $2.8 million, or 34.4%, to $11.1 million from $8.3 million in 1999.

    EBITDA for the nine months ended September 30, 2000 increased by $11.9 million, or 57.9%, to $32.5 million from $20.6 million in 1999.

INTERACTIVE

    Net revenues for the three months ended September 30, 2000 increased by $9.7 million, or 56.9%, to $26.9 million from $17.1 million in 1999. The increase primarily resulted from an increase in online city guide and sponsorship revenue of $11.9 million, or 123%, due to the growth in its combined reach among home and work users to 9.7% (7.8 million unique users) due to the expansion into new cities as well as the expansion into the online personals business. The increase was partially offset due to lower revenues of Styleclick as a result of an effort to change the sales mix from less profitable categories and lower marketing efforts due to the planned re-launch of the First Auction site planned for late 2000.

    Net revenues for the nine months ended September 30, 2000 increased by $29.2 million, or 59.6%, to $78.2 million from $49.0 million in 1999. The increase primarily resulted from an increase in online city guide and sponsorship revenue of $36.4 million, or 162%, due to expansion into new cities and expansion into the online personals business. The increase was offset by lower revenues of Styleclick.

    Cost related to revenues and other costs and expenses for the three months ended September 30, 2000 increased by $2.3 million, or 4.8%, to $49.9 million from $47.6 million in 1999. The increase resulted primarily from increased costs of city guide revenue, costs to expand the local city guides into new markets and costs related to the online personal business. The costs were offset by lower marketing expenses for Styleclick.

    Cost related to revenues and other costs and expenses for the three months ended September 30, 2000 increased by $36.0 million, or 28.9%, to $160.6 million from $125.6 million in 1999.

    EBITDA loss for the three months ended September 30, 2000 increased by $7.4 million, or 24.4%, to $23.0 million from $30.5 million in 1999.

    EBITDA loss for the nine months ended September 30, 2000 increased by $6.8 million, or 9.03%, to $82.4million from $75.6 million in 1999.

HOTEL RESERVATIONS

    Net revenues for the three months ended September 30, 2000 increased by $47.0 million, or 98.6%, to $94.6 million from $47.6 million in 1999. The increase resulted from expansion of affiliate marketing programs, an increase in the number of hotels for existing cities and expansion into 118% more cities as compared to the prior year. The number of room nights sold increased 92% as compared to the prior year. Internet generated sales for the three months ended September 30, 2000 increased to 94% in 2000 from 85% in 1999.

    Net revenues for the nine months ended September 30, 2000 increased by $119.6 million, or 110.4%, to $228.0 million from $108.4 million in 1999.

    Cost related to revenues and other costs and expenses for the three months ended September 30, 2000 increased by $39.7 million, or 96.7%, to $80.7 million from $41.0 million in 1999. The increase in costs is primarily due to increased sales, including an increased percentage of revenue attributable to affiliate and travel agent sales (for which commissions are paid), increased credit card charge backs, and increased staffing levels and systems to support increased operations, partially offset by lower telephone and telephone operator costs due to the increase in Internet-related bookings.

    Cost related to revenues and other costs and expenses for the three months ended September 30, 2000 increased by $100.4 million, or 108.5%, to $193.0 million from $92.6 million in 1999.

    EBITDA for the three months ended September 30, 2000 increased by $7.3 million, or 110.4%, to $13.9 million from $6.6 million in 1999.

    EBITDA for the nine months ended September 30, 2000 increased by $19.2 million, or 121.2%, to $35.0 million from $15.8 million in 1999.

FILMED ENTERTAINMENT

    Net revenues for the three months ended September 30, 2000 decreased by $13.4 million, or 48.2%, to $14.5 million compared to $27.9 million in 1999 due to fewer theatrical releases, while net revenues for the nine months ended September 30, 2000 increased by $8.6 million, or 15.0%, to $65.5 million compared to $56.7 million in 1999. Cost related to revenues and other costs and expenses for the three and nine months ended September 30, 2000 decreased by $5.9 million due to the lower revenues. Cost related to revenues and other costs and expenses for the nine months ended September 30, 2000 increased by $16.4 million. EBITDA loss for the three and nine months ended September 30, 2000 increased by $7.6 million and $7.8 million, respectively.

ELECTRONIC COMMERCE AND SERVICES

    Net revenues for the three months ended September 30, 2000 increased by $1.0 million, or 16.3%, to $7.2 million compared to $6.2 million in 1999 due to increases in ECS teleservices and Short Shopping contextual selling spots, including spots during USA Network's coverage of the US Open. Net revenues for the nine months ended September 30, 2000 increased by $1.2 million, or 8.0%, to $15.6 million compared to $14.5 million in 1999. Cost related to revenues and other costs and expenses for the three and nine months ended September 30, 2000 increased by $9.5 million and $21.8 million due primarily from start-up costs incurred to launch the business initiatives and other overhead expenses. EBITDA loss for the three and nine months ended September 30, 2000 increased by $8.5 million and $20.6 million, respectively.

BROADCASTING

    Net revenues increased by $2.9 million to $5.3 million from $2.4 million for the three months ended September 30, 2000 and $7.9 million to $13.6 million from $5.7 million for the nine months ended September 30, 2000 as compared to the respective periods in 1999 due to increased advertising revenue at the television station in the Miami/Ft. Lauderdale market and the launch of stations in the Dallas and Atlanta markets in November 1999 and Boston in August 2000. Cost related to revenue increased by $7.0 million and $18.8 million for the three and nine months ended September 30, 2000 as compared to the respective periods in 1999, due to increased program costs and operating expenses. An increased loss is expected in the broadcasting segment in 2000 as costs are incurred to launch more local television stations.

EMERGING NETWORKS

    Net revenues increased by $8.3 million to $8.6 million from $0.3 million for the three months ended September 30, 2000 and $12.2 million to $12.9 million from $0.7 million for the nine months ended September 30, 2000 as compared to the respective periods in 1999 due to the acquisition of Trio and News World International on May 19, 2000. Prior to this acquisition, the results reflect only SciFi.com. Cost related to revenue increased by $7.8 million and $14.9 million for the three and nine months ended September 30, 2000 as compared to the respective periods in 1999. EBITDA loss for the three and nine months ended September 30, 2000 decreased by $0.4 million and increased by $2.7 million, as compared to the respective periods in 1999.

OTHER

    Other revenue for 2000 relates to Ingenious Designs, a business acquired in 2000. Other revenue for 1999 relates to a business that was sold in 1999.

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $256.6 million for the nine months ended September 30, 2000 compared to $249.4 million for the nine months ended September 30, 1999. These cash proceeds and available cash and borrowings were used to pay for acquisitions of $203.0 million, to make capital expenditures of $116.5 million, and to make mandatory tax distribution payments to the LLC partners of $68.1 million.

    On July 27, 2000 USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, completed the merger of ISN and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com Inc. and ISN. In accordance with the terms of the agreement, USAi invested $40 million in cash agreed to contribute $10 million in dedicated media, and received warrants to purchase additional shares of the new company. On a fully diluted basis, USAi owns approximately 75% of the new company and Styleclick.com stockholders own approximately 25%. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under the bridge loan provided by USAi.

    On April 5, 2000, the Company acquired PRC in a tax-free merger by issuing approximately 24.3 million shares of USAi common stock in exchange for all outstanding equity of PRC. In conjunction with the acquisition, USAi repaid $32.3 million of outstanding borrowing under PRC's existing credit facility.

    On March 1, 2000, HRN completed an initial public offering for approximately
6.2 million shares of its class A common stock, resulting in net cash proceeds of approximately $90.0 million. USAi recorded a gain related to the initial public offering of approximately $3.7 million in the three months ended September 30, 2000.

    Pursuant to an agreement between USAi and the sellers of the two entities which operated HRN, USAi made a contingent payment of $58.3 million in the nine months ended September 30, 2000. The payments were based on the results of HRN for the three month period ended December 31, 1999 and the twelve month period ending March 31, 2000. The obligation for contingent payments for the twelve month periods ending March 31, 2001 and 2002 was released by the sellers in exchange for 5.1 million shares of HRN common stock.

    On February 29, 2000, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $68.1 million.

    In connection with the 1999 acquisition of Universal's domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses transaction, USAi advanced
$200.0 million to Universal in 1999 pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement, under which USAi agreed to distribute, in the United States and Canada, certain Polygram Filmed Entertainment, Inc. theatrical films that were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through September 30, 2000, approximately $111.3 million has been offset against the advance.

    In July 1999, USAi announced that its Board of Directors authorized the extension of the Company's stock repurchase program providing for the repurchase of up to 20 million shares of USAi's common stock, on the open market or in negotiated transactions. In July 2000, USAi announced that its Board of Directors authorized the extension of the Company's stock repurchase program providing for the repurchase of up to 20 million shares of USAi's common stock over an indefinite period of time, on the open market or in negotiated transactions. The amount and timing of purchases, if any, will depend on market conditions and other factors, including USAi's overall capital structure. Funds for these purchases will come from cash on hand or borrowings under the Company's credit facility. During the nine months ended

September 30, 2000, the Company purchased 5.8 million shares of its common stock for aggregate consideration of $129.9 million.

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

    On February 12, 1998, USAi and USANi LLC, as borrower, entered into a credit agreement that provided for a $1.6 billion credit facility. $1.0 billion was permanently repaid in prior years. The $600.0 million revolving credit facility expires on December 31, 2002. As of September 30, 2000, there was
$597.3 million available for borrowing after taking into account outstanding letters of credit.

    USAi implemented its plan to disaffiliate its television stations in the Miami/Ft. Lauderdale, Dallas and the Atlanta markets in prior years. In 2000, the Boston station was disaffiliated. USAi has incurred and will continue to incur expenditures to develop programming for these stations which, during the development and transitional stage, may not be offset by sufficient advertising revenues. USAi believes that the process of disaffiliation can be successfully managed to maximize the value of the broadcasting stations, rather than have a material adverse effect.

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

    During the nine months ended September 30, 2000, USAi did not pay any cash dividends, and none are permitted under USAi's existing credit facility. USAi's subsidiaries have no material restrictions on their ability to transfer amounts to fund USAi's operations.

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

    At September 30, 2000, the Company's outstanding debt approximated
$599.7 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

FOREIGN CURRENCY EXCHANGE RISK

    The Company conducts business in certain foreign markets. However, the level of operations in foreign markets is insignificant to the consolidated results.

EQUITY PRICE RISK

    The Company has a minimal investment in equity securities of a publicly-traded Company. This investment, as of September 30, 2000, was considered available-for-sale, with the unrealized gain deferred as a component of stockholders' equity. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In the Jovon litigation, previously reported in the Company's Form 10-K for the year ended December 31, 1999 and the Company's Form 10-Q for the quarterly period ended March 31, 2000, the Federal Communications Commission released on October 6, 2000 a Memorandum Opinion and Order confirming that the Company could have used an insulated trust mechanism to exercise the option. The FCC again stated that the validity of the option agreement was a matter for determination by the state courts. Oral argument occurred before the Court of Appeal for the Second District of Florida on October 25, 2000.

    In the Urban litigation, previously reported in the Company's Form 10-K for the year ended December 31, 1999 and the Company's Form 10-Qs for the quarterly periods ended March 31, 2000 and June 30, 2000, USA Station Group of
Virginia, Inc. ("USA-SGV") filed motions on August 3, 2000 requesting the Court to: (a) transfer venue of Urban's bankruptcy case from the U.S. Bankruptcy Court for the District of Columbia to the U.S. Bankruptcy Court for the Eastern District of Virginia, and (b) appoint a Chapter 11 trustee for Urban. The U.S. Bankruptcy Court for the District of Columbia granted USA-SGV's motion to transfer venue, and an evidentiary hearing on USA-SGV's motion for entry of an order directing appointment of a Chapter 11 trustee for Urban is scheduled to occur before the Bankruptcy Court for the Eastern District of Virginia on November 29, 2000.

    In the Ticketmaster Consumer Class Action litigation previously reported in the Company's Form 10-K for the year ended December 31, 1999, a hearing date for class certification has been set by the United States District Court for the Eastern District of Missouri for December 15, 2000, and a trial date has been set for October 29, 2001.

    In the Ticketmaster Cash Discount Litigation previously reported in the Company's Form 10-K for the year ended December 31, 1999 and the Company's
Form 10-Q for the quarterly period ended March 31, 2000, the plaintiff filed an amended class action petition in Texas state court on June 20, 2000 asserting as an additional claim that the cash discount program in question violates a provision in a Merchant Services Bankcard Agreement between Ticketmaster and Chase Merchant Services L.L.C. and First Financial Bank. Plaintiff claims that all consumers using VISA and Mastercard to purchase tickets from Ticketmaster are third-party beneficiaries of this agreement. Plaintiff also filed on July 14, 2000 an amended class certification motion. In addition to the nine-state class sought by Plaintiff's original class certification request, the amended motion seeks the certification of a nationwide class of VISA and Mastercard customers since approximately April 1998 to prosecute the alleged third-party beneficiary claim. Ticketmaster filed a summary judgment motion on May 1, 2000 and Plaintiff filed a second amended motion for partial summary judgment on May 24, 2000. Currently, no hearing is set on any of these motions. On July 20, 2000, Ticketmaster removed the case to federal court in McAllen, Texas on the grounds that the newly added third-party beneficiary claim raises a federal question under the Truth-in-Lending Act. On August 1, 2000, Plaintiff filed a motion to remand the case to state court. The hearing on this motion to remand has been continued without date.

    In the N2K litigation previously reported in the Company's Form 10-Q for the quarterly period ended March 31, 2000, the parties entered into a settlement agreement, dated as of November 13, 2000, pursuant to which all claims were released with prejudice. The settlement does not have a material adverse effect on the Company.

    On July 23, 1999, Ticketmaster Corporation and Ticketmaster Online-Citysearch, Inc. ("TMCS", and together with the Ticketmaster Corporation, the "TM plaintiffs") filed a complaint for damages and injunctive relief against Tickets.com, Inc. ("Tickets.com") in the United States District Court, Central District of California, entitled TICKETMASTER CORPORATION AND TICKETMASTER ONLINE-CITYSEARCH, INC. V. TICKETS.COM, INC., Case No. 99-07654 HLH. The complaint claims that Tickets.com violates the TM plaintiffs' legal and contractual rights by, among other things, (i) trespassing on their web sites, (ii) providing deep-links to their internal web pages without their consent, (iii) systematically, deceptively and intentionally accessing their computers and computer systems and copying verbatim their event pages daily and extracting and reprinting their Uniform Resource Locators ("URLs") and event data and information in complete form on Tickets.com's web site and
(iv) providing false and misleading information about them, the availability of tickets on their web sites, and the relationship between them and Tickets.com. On January 7, 2000, the TM plaintiffs filed an amended complaint. Tickets.com filed a motion to dismiss the amended complaint on or about February 23, 2000, claiming that Tickets.com did not violate the Copyright Act or Lanham Act and that TM plaintiffs' state law claims were preempted and/or did not state a valid claim for relief. The Court denied Tickets.com's motion as to TM plaintiffs' claims for copyright infringement, violations of the Lanham Act, state law, unfair competition and interference with prospective economic advantage. The Court granted Tickets.com's motion as to TM plaintiffs' claims for breach of contract, trespass, unjust enrichment and misappropriation, but gave TM plaintiffs leave to amend. TM plaintiffs filed a second amended complaint on April 21, 2000.

    On March 3, 2000, TM plaintiffs filed a motion for preliminary injunction, requesting the Court to enjoin Tickets.com from, among other things, deep-linking to TM plaintiffs' internal web pages, accessing their computers and computer systems and copying their event pages, and providing misleading and false information about them, the availability of tickets on their web sites and the relationship between them and Tickets.com. On July 31, 2000 the Court held a hearing, and on August 11, 2000 issued a ruling denying TM plaintiffs' motion for preliminary injunction. On October 20, 2000, TM plaintiffs filed an appeal of the denial of their request for a preliminary injunction with the Court of Appeals for the Ninth Circuit. No hearing on that appeal has yet been set.

    On May 30, 2000, Tickets.com filed its answer to TM plaintiffs' second amended complaint in addition to counterclaims against TM plaintiffs. Tickets.com alleges claims for relief against TM plaintiffs for violations of the Sherman Act, sections 1 and 2, violations of California's Cartwright Act, violations of California's Business and Professions Code section 17200, violations of common law restraint of trade and unfair competition and business practices, interference with contract and declaratory relief. Tickets.com claims that Ticketmaster Corporation's exclusive agreements with TMCS, venues, promoters and other third parties injure competition, violate antitrust laws, constitute unfair competition and interfere with Tickets.com's prospective economic advantages. On July 19, 2000, TM plaintiffs filed a motion to dismiss any claim based in whole or in part on TM plaintiffs' alleged litigation conduct as well as Tickets.com's ninth claim for relief under California's antitrust laws (the Cartwright Act). On September 25, 2000 that motion was denied. On October 24, 2000, TM plaintiffs filed their answer to Tickets.com's. TM plaintiffs intend to vigorously defend this litigation.

    In the MovieFone litigation previously reported in the Company's 10-K for the year ended December 31, 1999, the parties entered into a settlement agreement, dated as of August 11, 2000, pursuant to which all claims were released with prejudice. The settlement does not have a material adverse effect on the Company.

    In the Home Shopping Network Consumer Class Action litigation previously reported in the Company's Form 10-K for the year ended December 31, 1999, the plaintiffs filed an amended class action complaint that, among other things:
(i) added an additional named plaintiff, (ii) added Home Shopping Club LP, Warrantech Helpdesk, Inc., Banctech Service, Inc. and Timespace Internet, Inc. as named defendants, and (iii) removed two individuals as named defendants. On May 9, 2000, Home Shopping Network, Inc. and Home Shopping Club LP (the "HSN Defendants") filed a motion to dismiss the amended complaint. On May 23, 2000, the Cook County Circuit Court addressed the HSN Defendants' motion to dismiss by entering an Order that, in pertinent part, required the plaintiffs to file a second amended complaint. On June 6, 2000, the plaintiffs filed a second amended class action complaint that, among other things, added an additional named plaintiff and asserted two additional causes of action for negligent misrepresentation and breach of contract. The HSN Defendants have filed an answer and affirmative defenses to the second amended complaint and intend to continue to vigorously defend this action.

    In the World Wrestling Federation litigation, previously reported in the Company's Form 10-Qs for the quarterly periods ended March 31, 2000 and June 30, 2000, the Delaware Supreme Court on September 18, 2000 ruled against USA Cable on appeal of the decision of the Chancery Court. In the opinion of management, this outcome will not have a material adverse effect on the Company.

    In the Marketingworks, Inc. litigation previously reported in the Company's Form 10-K for the year ended December 31, 1999, a status conference was held on October 30, 2000, at which time a trial date of July 3, 2001 was scheduled. In January 2000, Universal/USA removed the case to Federal Court on the basis of copyright preemption and as a result of the fact that Marketingworks sought Federal remedies under the Lanham Act. Although discovery is not yet complete, based on information revealed thus far to Universal/USA, the Company believes this claim is unlikely to present a material liability to the Company.

    On August 25, 2000, RTL Plus Deutschland Fernsehen GMBH & Co. Betriebs-KG, Companie Luxembourgeoise de Telediffusion S.A. and UFA Film--Und Fernseh-GMBH & Co. KG (collectively "RTL") filed a complaint in the Netherlands against Universal Studios International B.V. ("USI"). USI, the international distribution entity of Universal Studios, Inc., has the rights, subject to various exemptions, to distribute internationally certain television programs owned by Studios USA and other USAi entities. The complaint involves a 10-year "output" agreement between RTL and USI, signed July 30, 1996, pursuant to which, among other things, certain television programs owned by Studios USA and other USAi entities are distributed in Germany (the "RTL Output Agreement"). The RTL Output Agreement also includes "co-production" provisions under which RTL acquires an equity interest in certain programs. The complaint, based on equitable doctrines of "mistake of fact" and "unforseen circumstances," requests the court to modify or nullify RTL's licensing and "co-production" obligations with respect to current television programs. USI currently has until November 22, 2000 to respond to the complaint. Studios USA and its affiliated companies are not parties to the RTL Output Agreement and currently not parties to the pending proceeding. Studios USA and its affiliated entities believe the RTL complaint to be without merit, and intend to vigorously protect their interests.

    The Company is engaged in various other lawsuits either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material impact on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
        10.1*           Employment Agreement, dated September 21, 2000, between USA
                        Networks, Inc. and Dara Khosrowshahi

        27.1            Financial Data Schedule (for SEC use only)

        27.2            Financial Data Schedule (for SEC use only)

        27.3            Financial Data Schedule (for SEC use only)

        27.4            Financial Data Schedule (for SEC use only)

------------------------

*   Reflects management contracts and compensatory plans.

    (b) Forms 8-K

    On October 26, 2000, USAi furnished a report on Form 8-K reporting under
Item 9, Regulation FD Disclosure, attaching a press release announcing its results for the quarter ended September 30, 2000 and forward-looking financial information.

    On October 27, 2000, USAi furnished a report on Form 8-K reporting under
Item 9, Regulation FD Disclosure, providing an overview of the company and supplemental information.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          USA NETWORKS, INC.

                                                          By:             /s/ BARRY DILLER
                                                               -------------------------------------
                                                                            Barry Diller
                                                                         Chairman and Chief
                                                                         Executive Officer

               SIGNATURE                                  TITLE                         DATE
               ---------                                  -----                         ----
           /s/ BARRY DILLER
    -------------------------------      Chairman of the Board and Chief          November 14, 2000
             Barry Diller                Executive Officer

          /s/ MICHAEL SILECK             Senior Vice President,
    -------------------------------      Chief Financial Officer                  November 14, 2000
            Michael Sileck               Principal Financial Officer)

       /s/ WILLIAM J. SEVERANCE
    -------------------------------      Vice President and Controller            November 14, 2000
         William J. Severance            (Chief Accounting Officer)

                       CONSOLIDATED FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     2000       1999        2000         1999
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
NET REVENUES
  Networks and television production.............  $336,047   $307,094   $1,105,688   $  955,032
  Electronic retailing...........................   426,549    314,718    1,243,756      941,467
  Interactive....................................     5,147      6,660       17,555       21,489
  Electronic commerce and services...............     2,524        543        5,121        1,731
  Emerging networks..............................     8,591        266       12,862          693
  Other..........................................       509         --        1,568        6,894
                                                   --------   --------   ----------   ----------
    Total net revenues...........................   779,367    629,281    2,386,550    1,927,306
                                                   --------   --------   ----------   ----------
Operating costs and expenses:
  Cost of sales..................................   280,851    206,406      823,741      634,100
  Program costs..................................   146,000    147,549      485,037      466,896
  Selling and marketing..........................    97,940     74,121      280,928      209,859
  General and administrative.....................    72,022     60,080      227,121      173,876
  Other operating costs..........................    33,391     22,081       90,343       66,400
  Amortization of cable distribution fees........     8,845      6,938       25,335       19,214
  Depreciation and amortization..................    58,971     44,058      154,945      130,620
                                                   --------   --------   ----------   ----------
    Total operating costs and expenses...........   698,020    561,233    2,087,450    1,700,965
                                                   --------   --------   ----------   ----------
    Operating profit.............................    81,347     68,048      299,100      226,341
Other income (expense):
  Interest income................................     5,283     12,636       19,195       31,959
  Interest expense...............................    (6,329)   (21,066)     (24,807)     (61,685)
  Gain on sale of securities.....................        --     39,451           --       89,721
  Other, net.....................................    70,575       (779)      66,567          879
                                                   --------   --------   ----------   ----------
                                                     69,529     30,242       60,955       60,874
                                                   --------   --------   ----------   ----------
Earnings before income taxes and minority
interest.........................................   150,876     98,290      360,055      287,215
Income tax expense...............................   (34,205)   (18,080)     (76,498)     (52,234)
Minority interest................................   (82,474)   (58,973)    (204,986)    (173,673)
                                                   --------   --------   ----------   ----------
NET EARNINGS.....................................  $ 34,197   $ 21,237   $   78,571   $   61,308
                                                   ========   ========   ==========   ==========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
                                          ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $  135,335      $  247,474
Accounts and notes receivable, net of allowance of $48,734
  and $33,317, respectively.................................      453,277         381,175
Inventories, net............................................      553,677         432,520
Investments held for sale...................................        2,062              --
Deferred income taxes.......................................           --          12,077
Other current assets, net...................................       28,267           8,542
                                                               ----------      ----------
Total current assets........................................    1,172,618       1,081,788
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................      133,148         123,606
Buildings and leasehold improvements........................       66,050          59,074
Furniture and other equipment...............................       71,249          67,246
Land........................................................       10,275          10,246
Projects in progress........................................       19,948          31,736
                                                               ----------      ----------
                                                                  300,670         291,908
Less accumulated depreciation and amortization..............      (66,643)        (79,350)
                                                               ----------      ----------
                                                                  234,027         212,558
OTHER ASSETS
Intangible assets, net......................................    5,204,280       5,029,769
Cable distribution fees, net ($30,235 and $35,181,
  respectively, to related parties).........................      146,155         130,988
Long-term investments.......................................       37,272          93,742
Notes and accounts receivable, net ($3,283 and $2,562,
  respectively, from related parties).......................       29,121          19,506
Inventories, net............................................      182,422         154,497
Advances to USAI and subsidiaries...........................      443,098         410,107
Deferred income taxes.......................................       70,308          61,755
Deferred charges and other, net.............................       39,494          36,934
                                                               ----------      ----------
                                                               $7,558,795      $7,231,644
                                                               ==========      ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................   $   20,829      $    3,758
Accounts payable, trade.....................................      139,149         147,864
Obligations for program rights and film costs...............      295,561         265,235
Cable distribution fees payable ($18,431 and $18,733,
  respectively, to related parties).........................       28,993          43,993
Deferred revenue............................................       63,684          47,536
Deferred income taxes.......................................       13,383              --
Other accrued liabilities...................................      357,267         271,846
                                                               ----------      ----------
Total current liabilities...................................      918,866         780,232
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........      525,406         527,339
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, NET OF
  CURRENT...................................................      279,260         256,260
OTHER LONG-TERM LIABILITIES.................................       76,602          81,156
MINORITY INTEREST...........................................    4,466,216       4,244,114
COMMITMENTS AND CONTINGENCIES...............................           --              --
STOCKHOLDERS' EQUITY
Common Stock................................................    1,221,408       1,221,408
Additional paid-in capital..................................       70,312          70,312
Retained earnings...........................................       11,225          50,823
Accumulated other comprehensive income......................      (10,500)             --
                                                               ----------      ----------
Total stockholders' equity..................................    1,292,445       1,342,543
                                                               ----------      ----------
                                                               $7,558,795      $7,231,644
                                                               ==========      ==========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                         ACCUMULATED
                                                               ADDITIONAL   RETAINED        OTHER
                                                    COMMON      PAID-IN     EARNINGS    COMPREHENSIVE
                                       TOTAL        STOCK       CAPITAL     (DEFICIT)      INCOME
                                     ----------   ----------   ----------   ---------   -------------
                                                              (IN THOUSANDS)
Balance at December 31, 1999.......  $1,342,543   $1,221,408     $70,312    $  50,823      $     --
  Comprehensive Income:
  Net earnings for the nine months
    ended September 30, 2000.......      78,571           --          --       78,571            --
  Foreign currency translation.....      (2,521)                                             (2,521)
  Increase in unrealized gains in
    available for sale
    securities.....................      (7,979)          --          --           --        (7,979)
                                     ----------
    Comprehensive income...........      68,071
Mandatory tax distribution to LLC
  partners.........................    (118,169)          --          --     (118,169)           --
                                     ----------   ----------     -------    ---------      --------
Balance at September 30, 2000......  $1,292,445   $1,221,408     $70,312    $  11,225      $(10,500)
                                     ==========   ==========     =======    =========      ========

Comprehensive income for the three months ended September 30, 2000 was $27,025.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $  78,571   $  61,308
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................    154,945     130,620
  Amortization of cable distribution fees...................     25,335      19,214
  Amortization of program rights and film costs.............    428,537     391,088
  Gain on sale of subsidiary stock..........................   (104,625)         --
  Gain on sale of securities................................         --     (89,721)
  Non-cash compensation.....................................      5,954       1,890
  Equity in (earnings) losses of unconsolidated
    affiliates..............................................     38,260         754
  Minority interest.........................................    204,986     173,673
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................    (67,348)     16,205
  Inventories...............................................     (1,615)        375
  Accounts payable..........................................    (28,228)    (43,174)
  Accrued liabilities and deferred revenue..................    103,126      60,120
  Payment for program rights and film costs.................   (528,053)   (410,500)
  Increase in cable distribution fees.......................    (39,251)    (35,624)
  Other, net................................................     20,430       4,082
                                                              ---------   ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............    291,024     280,310
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................   (107,934)     (7,500)
Capital expenditures........................................    (49,247)    (43,781)
Increase in long-term investments and notes receivable......    (21,769)    (12,750)
Proceeds from sale of securities............................         --     107,231
Other, net..................................................     (2,806)      6,221
                                                              ---------   ---------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.....   (181,756)     49,421
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................     50,029          --
Payment of mandatory tax distribution to LLC partners.......   (118,169)    (52,755)
Principal payments on long-term obligations.................    (44,890)   (252,182)
Repurchase of LLC shares....................................   (129,907)     (7,226)
Proceeds from issuance of LLC shares........................    216,493     401,319
Advances to USAi and subsidiaries...........................   (181,052)   (457,864)
Other.......................................................    (13,309)         --
                                                              ---------   ---------
    NET CASH USED IN FINANCING ACTIVITIES...................   (220,805)   (368,708)
                                                              ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (602)         --
                                                              ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (112,139)    (38,977)
Cash and cash equivalents at beginning of period............    247,474     234,903
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 135,335   $ 195,926
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

    On July 27, 2000, the Company and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers ("Styleclick.com"), completed the merger of Internet Shopping Network ("ISN") and Styleclick.com (the "Styleclick Transaction"). See Note 3.

    In connection with the Universal Transaction, the Company formed a new subsidiary, USANi LLC, and contributed the operating assets of the Home Shopping Network services ("HSN") to USANi LLC. Furthermore, USAi contributed Networks and Studios USA to USANi LLC on February 12, 1998.

    The Company is a holding company, the subsidiaries of which are focused on the new convergence of entertainment, information and direct selling.

    The five principal areas of business are:

    - Networks and television production, which includes Networks and Studios USA. Networks operates the USA Network and Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

    - Electronic retailing, which consists primarily of the Home Shopping Network and America's Store, HSN International and HSN.com, which are engaged in the electronic retailing business.

    - Interactive, which includes Styleclick, Inc. (see Note 3 for more information), a facilitator of e-commerce websites and Internet enabled applications, and the Company's online retailing networks First Auction and First Jewelry.

    - Electronic commerce and services, which primarily represents the Company's customer and e-care businesses.

    - Emerging networks, which primarily represents recently acquired cable television properties Trio and News World International, and SciFi.com, an emerging Internet content and commerce site.

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 1999. Certain amounts in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 1999 have been

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED) reclassified to conform to the 2000 presentation, including all amounts charged to customers for shipping and handling, which are now presented as revenue.

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

NOTE 3--BUSINESS ACQUISITIONS

STYLECLICK TRANSACTION

    On July 27, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. is traded on the Nasdaq market under the symbol "IBUY". In accordance with the terms of the agreement, USAi invested $40 million in cash and agreed to contribute $10 million in dedicated media, and received warrants to purchase additional shares of the new company. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under the bridge loan.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED)
    The aggregate purchase price, including transaction costs, of $211.9 million was determined as follows:

Value of portion of Styleclick.com acquired in the merger...  $121,781
Additional cash and promotional investment by USAi..........    50,000
Fair value of outstanding "in the money options" and
  warrants of Styleclick.com................................    37,989
Transaction costs...........................................     2,144
                                                              --------
  Total acquisition costs...................................  $211,914
                                                              ========

    The fair value of Styleclick.com was based on the fair value of $15.78 per share times 7.7 million shares outstanding. Fair value of the shares was determined by taking an average of the opening and closing price of Styleclick.com common stock for the period just before and just after the terms of the transaction were agreed to by the Company and Styleclick.com and announced to the public. In conjunction with the transaction, the Company recorded a pre-tax gain of $104.6 million based upon the 25% of ISN exchanged for 75% of Styleclick.com.

    The Styleclick transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $170.5 million has been allocated to goodwill, which is being amortized over 3 years. Assets and liabilities as of the acquisition date consist of the following:

                                                              (IN THOUSANDS)
                                                              --------------
Current assets..............................................     $ 39,095
Non-current assets..........................................        4,039
Goodwill....................................................      170,526
Current liabilities.........................................        1,746
Non-current liabilities.....................................           --

    The following unaudited pro forma condensed consolidated financial information for the three and nine months ended September 30, 2000 and 1999 is presented to show the results of the Company as if the Styleclick Transaction had occurred on January 1, 1999. The pro forma results reflect certain adjustments, including increased amortization related to goodwill and other intangibles, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 1999.

                                NINE MONTHS          THREE MONTHS         NINE MONTHS          THREE MONTHS
                                   ENDED                ENDED                ENDED                ENDED
                             SEPTEMBER 30, 2000   SEPTEMBER 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                             ------------------   ------------------   ------------------   ------------------
                                                              (IN THOUSANDS)
Net revenues...............      $2,388,439            $779,511            $1,932,458            $630,068
Net income.................          58,021              31,116                49,642              16,574

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--INVESTMENTS

    During the quarter and nine months ended September 30, 1999, the Company recognized pre-tax gains of $39.5 and $89.7 million, respectively, on the sale of securities in a publicly traded entity.

NOTE 5--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2000:

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

NOTE 6--INDUSTRY SEGMENTS

    For the three and nine months ended September 30, 2000 and 1999, the Company operated principally in five industry segments: Networks and television production, Electronic retailing, Interactive, Electronic commerce and services and Emerging networks. The Networks and television production segment consists of the cable networks USA Network and Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic-retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Interactive segment represents Styleclick. The Electronic commerce and services segment primarily represents the Company's customer and e-care businesses. The Emerging networks segment

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--INDUSTRY SEGMENTS (CONTINUED)
consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, a emerging Internet content and commerce site.

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     2000       1999        2000         1999
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
Revenue
  Networks and television production.............  $336,047   $307,094   $1,105,688   $  955,032
  Electronic retailing...........................   426,549    314,718    1,243,756      941,467
  Internet services..............................     5,147      6,660       17,555       21,489
  Electronic commerce and services...............     2,524        543        5,121        1,731
  Emerging networks..............................     8,591        266       12,862          693
  Other..........................................       509         --        1,568        6,894
                                                   --------   --------   ----------   ----------
                                                   $779,367   $629,281   $2,386,550   $1,927,306
                                                   ========   ========   ==========   ==========
Operating profit (loss)
  Networks and television production.............  $ 90,394   $ 64,555   $  312,371   $  223,170
  Electronic retailing...........................    21,949     20,553       73,769       55,036
  Internet services..............................   (15,970)    (9,167)     (37,382)     (27,815)
  Electronic commerce and services...............    (4,315)      (645)     (12,260)      (1,576)
  Emerging networks..............................    (2,907)      (787)      (6,669)      (1,885)
  Other..........................................    (7,804)    (6,461)     (30,729)     (20,589)
                                                   --------   --------   ----------   ----------
                                                   $ 81,347   $ 68,048   $  299,100   $  226,341
                                                   ========   ========   ==========   ==========

    The Company operating principally within the United States.

NOTE 7--GUARANTEE OF NOTES

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

                       CONSOLIDATED FINANCIAL STATEMENTS

                           USANI LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     2000       1999        2000         1999
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
NET REVENUES
  Networks and television production.............  $336,047   $307,094   $1,105,688   $  955,032
  Electronic retailing...........................   426,549    314,718    1,243,756      941,467
  Interactive....................................     5,147      6,660       17,555       21,489
  Electronic commerce and services...............     2,524        543        5,121        1,731
  Emerging networks..............................     8,591        266       12,862          693
  Other..........................................       509         --        1,568        6,894
                                                   --------   --------   ----------   ----------
    Total net revenues...........................   779,367    629,281    2,386,550    1,927,306
                                                   --------   --------   ----------   ----------
Operating costs and expenses:
  Cost of sales..................................   280,851    206,406      823,741      634,100
  Program costs..................................   146,000    147,549      485,037      466,896
  Selling and marketing..........................    97,940     74,121      280,928      209,859
  General and administrative.....................    72,022     60,080      227,121      173,876
  Other operating costs..........................    33,391     22,081       90,343       66,400
  Amortization of cable distribution fees........     8,845      6,938       25,335       19,214
  Depreciation and amortization..................    58,971     44,058      154,945      130,620
                                                   --------   --------   ----------   ----------
    Total operating costs and expenses...........   698,020    561,233    2,087,450    1,700,965
                                                   --------   --------   ----------   ----------
    Operating profit.............................    81,347     68,048      299,100      226,341
Other income (expense):
  Interest income................................     5,283     12,636       19,195       31,959
  Interest expense...............................    (6,329)   (21,066)     (24,807)     (61,685)
  Gain on sale of securities.....................        --     39,451           --       89,721
  Other, net.....................................    70,575       (779)      66,567          879
                                                   --------   --------   ----------   ----------
                                                     69,529     30,242       60,955       60,874
                                                   --------   --------   ----------   ----------
Earnings before income taxes and minority
  interest.......................................   150,876     98,290      360,055      287,215
Income tax expense...............................    (7,562)    (1,938)     (18,525)      (5,076)
Minority interest................................     4,706        135          392          512
                                                   --------   --------   ----------   ----------
NET EARNINGS.....................................  $148,020   $ 96,487   $  341,922   $  282,651
                                                   ========   ========   ==========   ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
                                          ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $  135,335      $  247,474
Accounts and notes receivable, net of allowance of $48,734
  and $33,317, respectively.................................      453,277         381,175
Inventories, net............................................      553,677         432,520
Investments held for sale...................................        2,062              --
Other current assets, net...................................       28,267           8,542
                                                               ----------      ----------
    Total current assets....................................    1,172,618       1,069,711
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................      133,148         123,606
Buildings and leasehold improvements........................       66,050          59,074
Furniture and other equipment...............................       71,249          67,246
Land........................................................       10,275          10,246
Projects in progress........................................       19,948          31,736
                                                               ----------      ----------
                                                                  300,670         291,908
    Less accumulated depreciation and amortization..........      (66,643)        (79,350)
                                                               ----------      ----------
                                                                  234,027         212,558
OTHER ASSETS
Intangible assets, net......................................    5,280,021       5,105,510
Cable distribution fees, net
  ($30,235 and $35,181, respectively, to related parties)...      146,155         130,988
Long-term investments.......................................       37,272          93,742
Notes and accounts receivable, net ($3,283 and $2,562,
  respectively, from related parties).......................       29,121          19,506
Inventories, net............................................      182,422         154,497
Advances to USAI and subsidiaries...........................      856,659         649,480
Deferred charges and other, net.............................       39,494          36,934
                                                               ----------      ----------
                                                               $7,977,789      $7,472,926
                                                               ==========      ==========
                             LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................   $   20,829      $    3,758
Accounts payable, trade.....................................      139,149         147,864
Obligations for program rights and film costs...............      295,561         265,235
Cable distribution fees payable
  ($18,431 and $18,733, respectively, to related parties)...       28,993          43,993
Deferred revenue............................................       63,684          47,536
Other accrued liabilities...................................      327,309         257,575
                                                               ----------      ----------
Total current liabilities...................................      875,525         765,961
LONG-TERM OBLIGATIONS (net of current maturities)...........      525,406         527,339
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS,
  net of current............................................      279,260         256,260
OTHER LONG-TERM LIABILITIES.................................       85,758          81,156
MINORITY INTEREST...........................................       64,531             531
COMMITMENTS AND CONTINGENCIES...............................           --              --
MEMBERS' EQUITY
Class A (252,326,640 and 245,601,782 shares,
  respectively).............................................    2,004,891       1,912,514
Class B (282,161,532 shares)................................    2,978,635       2,978,635
Class C (45,774,708 shares).................................      466,252         466,252
Retained earnings...........................................      708,031         484,278
Accumulated other comprehensive income......................      (10,500)             --
                                                               ----------      ----------
    Total members' equity...................................    6,147,309       5,841,679
                                                               ----------      ----------
                                                               $7,977,789      $7,472,926
                                                               ==========      ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                  (UNAUDITED)

                                                                                                                  ACCUMULATED
                                                                 CLASS A      CLASS B     CLASS C                    OTHER
                                                                   LLC          LLC         LLC      RETAINED    COMPREHENSIVE
                                                     TOTAL        SHARES       SHARES      SHARES    EARNINGS        INCOME
                                                   ----------   ----------   ----------   --------   ---------   --------------
                                                                                  (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1999.....................  $5,841,679   $1,912,514   $2,978,635   $466,252   $ 484,278      $     --

Comprehensive income:
  Net earnings for the nine months ended
    September 30, 2000...........................     341,922           --           --         --     341,922            --
  Foreign currency translation...................      (2,521)          --           --         --          --        (2,521)
  Increase in unrealized gains in available for
    sale securities..............................      (7,979)          --           --         --          --        (7,979)
                                                   ----------
    Comprehensive income.........................     331,422           --           --         --          --            --
Issuance of LLC shares...........................     222,284      222,284           --         --          --            --
Repurchase of LLC shares.........................    (129,907)    (129,907)          --         --          --            --
Mandatory tax distribution to LLC partners.......    (118,169)          --           --         --    (118,169)           --
                                                   ----------   ----------   ----------   --------   ---------      --------
BALANCE AT SEPTEMBER 30, 2000....................  $6,147,309   $2,004,891   $2,978,635   $466,252   $ 708,031      ($10,500)
                                                   ==========   ==========   ==========   ========   =========      ========

    Comprehensive income for the three months ended September 30, 2000 was $140,849.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $ 341,922   $ 282,651

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................    154,945     130,620
  Amortization of cable distribution fees...................     25,335      19,214
  Amortization of program rights and film costs.............    428,537     391,088
  Gain on sale of subsidiary stock..........................   (104,625)         --
  Gain on sale of securities................................         --     (89,721)
  Non-cash compensation.....................................      5,954       1,890
  Equity in (earnings) losses of unconsolidated
    affiliates..............................................     38,260         754
  Minority interest.........................................       (392)       (512)

CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................    (67,348)     16,205
  Inventories...............................................     (1,615)        375
  Accounts payable..........................................    (28,228)    (43,174)
  Accrued liabilities and deferred revenue..................     45,153      15,295
  Payment for program rights and film costs.................   (528,053)   (410,500)
  Increase in cable distribution fees.......................    (39,251)    (35,624)
  Other, net................................................     20,430       1,749
                                                              ---------   ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............    291,024     280,310
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................   (107,934)     (7,500)
Capital expenditures........................................    (49,247)    (43,781)
Increase in long-term investments and notes receivable......    (21,769)    (12,750)
Proceeds from sale of securities............................         --     107,231
Other, net..................................................     (2,806)      6,221
                                                              ---------   ---------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.....   (181,756)     49,421
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................     50,029          --
Payment of mandatory tax distribution to LLC partners.......   (118,169)    (52,755)
Principal payments on long-term obligations.................    (44,890)   (252,182)
Repurchase of LLC shares....................................   (129,907)     (7,226)
Proceeds from issuance of LLC shares........................    216,493     401,319
Advances to USAi and subsidiaries...........................   (181,052)   (457,864)
Other.......................................................    (13,309)         --
                                                              ---------   ---------
    NET CASH USED IN FINANCING ACTIVITIES...................   (220,805)   (368,708)
                                                              ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (602)         --
                                                              ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (112,139)    (38,977)
Cash and cash equivalents at beginning of period............    247,474     234,903
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 135,335   $ 195,926
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

    On July 27, 2000, the Company and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers ("Styleclick.com"), completed the merger of Internet Shopping Network ("ISN") and Styleclick.com (the "Styleclick Transaction"). See Note 3.

    COMPANY BUSINESS

    The Company is a holding company, the subsidiaries of which are focused on the new convergence of entertainment, information and direct selling.

    The five principal areas of business are:

    - Networks and television production, which includes Networks and Studios USA. Networks operates the USA Network and Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

    - Electronic retailing, which consists primarily of the Home Shopping Network and America's Store, HSN International and HSN.com, which are engaged in the electronic retailing business.

    - Interactive, which includes Styleclick, Inc. (see Note 3 for more information), a facilitator of e commerce websites and Internet enabled applications, and the Company's online retailing networks First Auction and First Jewelry.

    - Electronic commerce and services, which primarily represents the Company's customer and e-care businesses.

    - Emerging networks, which primarily represents recently acquired cable television properties Trio and News World International, and SciFi.com, an emerging Internet content and commerce site.

    BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31,1999. Certain amounts in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 1999 have been

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED) reclassified to conform to the 2000 presentation, including all amounts charged to customers for shipping and handling, which are now presented as revenue.

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

    In June 2000, the Accounting Standards Executive Committee ("AcSEC") issued SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS("SOP 00-2"), which replaces FASB Statement No. 53, FINANCIAL ACCOUNTING BY PRODUCERS AND DISTRIBUTORS OF MOTION PICTURE FILMS. AcSEC concluded that film costs would be accounted for under an inventory model. In addition, the SOP considers such topics as revenue recognition (fixed fees and minimum guarantees in variable fee arrangements), fee allocation in multiple films, accounting for exploitation costs, and impairment assessment. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2000.

    The Company is currently evaluating the impact of SAB 101 and SOP 00-2, although the impact is not expected to be material.

NOTE 3--BUSINESS ACQUISITIONS

STYLECLICK TRANSACTION

    On July 27, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. is traded on the Nasdaq market under the symbol "IBUY". In accordance with the terms of the agreement, USAi invested $40 million in cash and agreed to contribute $10 million in dedicated media, and received warrants to purchase additional shares of the new company. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under the bridge loan.

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED)
    The aggregate purchase price, including transaction costs, of $211.9 million was determined as follows:

Value of portion of Styleclick.com acquired in the merger...  $121,781
Additional cash and promotional investment by USAi..........    50,000
Fair value of outstanding "in the money options" and
  warrants of Styleclick.com................................    37,989
Transaction costs...........................................     2,144
                                                              --------
Total acquisition costs.....................................   211,914
                                                              ========

    The fair value of Styleclick.com was based on the fair value of $15.78 per share times 7.7 million shares outstanding. Fair value of the shares was determined by taking an average of the opening and closing price of Styleclick.com common stock for the period just before and just after the terms of the transaction were agreed to by the Company and Styleclick.com and announced to the public. In conjunction with the transaction, the Company recorded a pre-tax gain of $104.6 million based upon the 25% of ISN exchanged for 75% of Styleclick.com.

    The Styleclick transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $170.5 million has been allocated to goodwill, which is being amortized over 3 years. Assets and liabilities as of the acquisition date consist of the following:

                                                              (IN THOUSANDS)
                                                              --------------
Current assets..............................................     $39,095
Non-current assets..........................................       4,039
Goodwill....................................................     170,526
Current liabilities.........................................       1,746
Non-current liabilities.....................................          --

    The following unaudited pro forma condensed consolidated financial information for the three and nine months ended September 30, 2000 and 1999 is presented to show the results of the Company as if the Styleclick Transaction had occurred on January 1, 1999. The pro forma results reflect certain adjustments, including increased amortization related to goodwill and other intangibles, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 1999.

                             NINE MONTHS    THREE MONTHS     NINE MONTHS    THREE MONTHS
                                ENDED           ENDED           ENDED           ENDED
                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                2000            2000            1999            1999
                            -------------   -------------   -------------   -------------
                                                   (IN THOUSANDS)
Net revenues..............    $2,388,439      $779,511        $1,932,458      $630,068
Net income................       299,258       141,539           251,336        85,045

NOTE 4--INVESTMENTS

    During the quarter and nine months ended September 30, 1999, the Company recognized pre-tax gains of $39.5 and $89.7 million, respectively, on the sale of securities in a publicly traded entity.

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--STATEMENTS OF CASH FLOWS

    SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE NINE MONTHS ENDED
     SEPTEMBER 30, 2000:

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

NOTE 6--INDUSTRY SEGMENTS

    For the three and nine months ended September 30, 2000 and 1999, the Company operated principally in five industry segments: Networks and television production, Electronic retailing, Interactive, Electronic commerce and services and Emerging networks. The Networks and television production segment consists of the cable networks USA Network and Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic-retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Interactive segment represents Styleclick. The Electronic commerce and services segment primarily represents the Company's customer and e-care businesses. The Emerging networks segment

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--INDUSTRY SEGMENTS (CONTINUED)
consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, a emerging Internet content and commerce site.

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     2000       1999        2000         1999
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
Revenue
  Networks and television production.............  $336,047   $307,094   $1,105,688      955,032
  Electronic retailing...........................   426,549    314,718    1,243,756      941,467
  Internet services..............................     5,147      6,660       17,555       21,489
  Electronic commerce and services...............     2,524        543        5,121        1,731
  Emerging networks..............................     8,591        266       12,862          693
  Other..........................................       509         --        1,568        6,894
                                                   --------   --------   ----------   ----------
                                                   $779,367   $629,281   $2,386,550   $1,927,306
                                                   ========   ========   ==========   ==========
Operating profit (loss)
  Networks and television production.............  $ 90,394   $ 64,555   $  312,371   $  223,170
  Electronic retailing...........................    21,949     20,553       73,769       55,036
  Internet services..............................   (15,970)    (9,167)     (37,382)     (27,815)
  Electronic commerce and services...............    (4,315)      (645)     (12,260)      (1,576)
  Emerging networks..............................    (2,907)      (787)      (6,669)      (1,885)
  Other..........................................    (7,804)    (6,461)     (30,729)     (20,589)
                                                   --------   --------   ----------   ----------
                                                   $ 81,347   $ 68,048   $  299,100   $  226,341
                                                   ========   ========   ==========   ==========

    The Company operates principally within the United States.

NOTE 7-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

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

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
        10.1*           Employment Agreement, dated September 21, 2000, between USA
                        Networks, Inc. and Dara Khosrowshahi

        27.1            Financial Data Schedule (for SEC use only)

        27.2            Financial Data Schedule (for SEC use only)

        27.3            Financial Data Schedule (for SEC use only)

        27.4            Financial Data Schedule (for SEC use only)

------------------------

*   Reflects management contracts and compensatory plans.