Form 10-K405
period 2000-12-31
USA NETWORKS INC
filed 2001-04-02
CIK 891103

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 2, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of January 31, 2001, the following shares of the Registrant's capital stock were outstanding:

Common Stock................................................  305,538,308
Class B Common Stock........................................   63,033,452
                                                              -----------
Total.......................................................  368,571,760
Common Stock issuable upon exchange of outstanding
  exchangeable subsidiary equity............................  361,152,846
                                                              -----------
Total outstanding Common Stock, assuming full exchange of
  Class B Common Stock and exchangeable subsidiary equity...  729,724,606
                                                              ===========

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2001 was $4,475,484,857. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

    Assuming the exchange, as of January 31, 2001, of all equity securities of subsidiaries of the Registrant exchangeable for Common Stock of the Registrant, the Registrant would have outstanding 729,724,606 shares of Common Stock with an aggregate market value of $14,817,923,976.

    All share numbers set forth above give effect to the two-for-one stock split which became effective on February 24, 2000 for holders of record as of the close of business on February 10, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Registrant's proxy statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Business....................................................      2
Item 2.   Properties..................................................     42
Item 3.   Legal Proceedings...........................................     46

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     53
Item 6.   Selected Financial Data.....................................     54
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     56
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     69
Item 8.   Consolidated Financial Statements and Supplementary Data....     71
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................    112

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........    112
Item 11.  Executive Compensation......................................    112
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    112
Item 13.  Certain Relationships and Related Party Transactions........    112

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    113

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    USA Networks, Inc. ("USAi" or the "Company"), through its subsidiaries, is a media and electronic commerce company focused on the new convergence of entertainment, information and direct selling. USAi's principal operating assets include USA Network, Sci Fi Channel, Studios USA, USA Films, Home Shopping Network, Ticketmaster, Citysearch, Match.com, Hotel Reservations Network, Precision Response Corporation, USA Electronic Commerce Solutions and Styleclick, Inc.

    In the second quarter of 2000, USAi organized its business into three units, USA Entertainment, USA Electronic Retailing and USA Information and Services, as follows:

USA ENTERTAINMENT

    - CABLE AND STUDIOS. USA Cable operates cable networks, including USA Network, Sci Fi Channel, and two emerging networks, Trio and NewsWorld International. Studios USA produces and distributes television programming.

    - FILMED ENTERTAINMENT, consisting primarily of USA Films, which is in the film distribution and production businesses.

USA ELECTRONIC RETAILING

    - ELECTRONIC RETAILING, consisting primarily of HSN and America's Store, HSN International and HSN Interactive, including HSN.com.

USA INFORMATION AND SERVICES

    - TICKETING OPERATIONS, consisting primarily of Ticketmaster and Ticketmaster.com, which provide offline and online automated ticketing services.

    - HOTEL RESERVATIONS, which includes Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market.

    - TELESERVICES, consisting of Precision Response Corporation, a leader in outsourced customer care for both large corporations and high-growth internet-focused companies.

    - CITYSEARCH, which operates an online network that provides locally oriented services and information to users.

    - MATCH.COM, consisting of an online personals business.

    - USA ELECTRONIC COMMERCE SOLUTIONS, which primarily represents the Company's electronic commerce solutions business.

    - STYLECLICK, a facilitator of e-commerce websites and Internet enabled applications which includes the Company's online retailing networks.

    All share numbers referenced herein reflect the two-for-one stock split of USAi's common stock and Class B common stock, unless otherwise specified. The Board of Directors declared a two-for-one stock split of USAi's common stock and Class B common stock, payable in the form of a dividend to stockholders of record as of the close of business on February 10, 2000. The 100% stock dividend was paid on February 24, 2000.

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

TICKETMASTER TRANSACTION

    On July 17, 1997, USAi acquired a controlling interest in Ticketmaster Group, Inc. ("Ticketmaster Group") from Mr. Paul G. Allen, who upon completion of the transaction became a director of USAi, in exchange for shares of USAi's common stock. On June 24, 1998, USAi acquired the remaining Ticketmaster Group common equity in a tax-free stock-for-stock merger.

UNIVERSAL TRANSACTION

    On February 12, 1998, USAi completed the Universal transaction, in which USAi acquired USA Networks, a New York partnership (which consisted of USA Network and Sci Fi Channel cable television networks), and the domestic television production and distribution business ("Studios USA") of Universal Studios, Inc. ("Universal") from Universal. USAi paid Universal approximately $1.6 billion in cash ($300 million of which was deferred with interest) and an effective 45.8% interest in USAi through shares of USAi common stock, USAi
Class B common stock and shares of USANi LLC, a Delaware limited liability company ("USANi LLC"). The USANi LLC shares are exchangeable for shares of USAi's common stock and Class B common stock on a one-for-one basis. Universal is controlled by Vivendi Universal, S.A., a French corporation ("Vivendi"), as a result of the combination of Vivendi S.A., The Seagram Company Ltd. ("Seagram") and Canal Plus completed in December 2000.

    Due to Federal Communication Commission ("FCC") restrictions on foreign ownership of entities that control domestic television broadcast licenses, Universal, which is controlled by Vivendi, is limited in the number of shares of USAi's stock that it may own. USAi formed USANi LLC primarily to hold USAi's non-broadcast businesses in order to comply with such FCC restrictions and for other tax and regulatory reasons. Universal's interest in USANi LLC is not subject to the FCC foreign ownership limitations. USAi maintains control and management of USANi LLC, and the businesses held by USANi LLC are managed by USAi in substantially the same manner as they would be if USAi held them directly through wholly owned subsidiaries. As long as Mr. Diller, USAi's Chairman and Chief Executive Officer, remains in such positions and does not become disabled, these arrangements will remain in place. At such time as Mr. Diller no longer occupies such positions, or if Mr. Diller becomes disabled, Universal may have the right to designate a person to be the manager of USANi LLC and the Chairman and Chief Executive Officer of USAi. If Universal does not have such right, Liberty Media Corporation ("Liberty") may be entitled to designate such persons. In all other cases, USAi is entitled to designate the manager of USANi LLC.

    As part of the Universal transaction, USAi changed its name to USA
Networks, Inc. and renamed its broadcast television division "USA Broadcasting," formerly HSNi Broadcasting.

TICKETMASTER ONLINE-CITYSEARCH TRANSACTION

    On September 28, 1998, Citysearch, Inc. merged with Ticketmaster Online (now known as Ticketmaster.com), then a wholly owned subsidiary of Ticketmaster Corporation, to form Ticketmaster Online-Citysearch, Inc. ("Ticketmaster Online-Citysearch"). Following the merger, Ticketmaster Online-Citysearch was a majority-owned subsidiary of Ticketmaster Corporation. Shares of Ticketmaster Online-Citysearch's Class B common stock were sold to the public in an initial public offering that was completed on December 8, 1998. On January 31, 2001, Ticketmaster Online-Citysearch and Ticketmaster Corporation completed a transaction which combined the two companies. See "--Recent Developments--TICKETMASTER TRANSACTION."

HOTEL RESERVATIONS NETWORK TRANSACTION

    On May 10, 1999, the Company completed the acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of two entities which operate Hotel Reservations Network, a leading online consolidator of hotel rooms and other lodging accommodations for resale in the consumer market. On March 1, 2000, Hotel Reservations Network completed an initial public offering. As of December 31, 2000, USAi beneficially owned approximately 70.6% of the outstanding Hotel Reservations Network common stock, representing 97.3% of the total voting power of Hotel Reservations Network's outstanding common stock. Hotel Reservations Network's class A common stock is quoted on the Nasdaq Stock Market under the symbol "ROOM."

OCTOBER FILMS/PFE TRANSACTION

    On May 28, 1999, the Company acquired October Films, Inc., which was 50% owned by Universal, and the domestic film distribution and development business previously operated by Polygram Filmed Entertainment, Inc. ("PFE") and PFE's domestic video and specialty video businesses from Universal.

PRECISION RESPONSE CORPORATION TRANSACTION

    On April 5, 2000, USAi completed its acquisition of Precision Response Corporation ("PRC"), a leading provider of third-party customer care services, in a tax-free merger transaction. In accordance with the terms of the merger agreement, USAi issued 24.3 million shares of USAi common stock in exchange for all outstanding equity of PRC.

STYLECLICK TRANSACTION

    On July 27, 2000, USAi and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers, completed the merger of USAi's Internet Shopping Network ("ISN") and Styleclick.com Inc. The new company, which is named Styleclick, Inc. ("Styleclick"), owns and operates the combined properties of Styleclick.com Inc. and ISN. Styleclick's class A common shares are traded on Nasdaq under the symbol "IBUY." As of December 31, 2000, USAi beneficially owned 100% of the outstanding Styleclick Class B common stock, representing 74.29% of the total common stock of Styleclick and 96.65% of the total voting power of Styleclick outstanding common stock.

RECENT DEVELOPMENTS

    TICKETMASTER TRANSACTION. On November 21, 2000, USAi announced that it had entered into an agreement with Ticketmaster Online-Citysearch to combine Ticketmaster Corporation, a wholly-owned subsidiary of USAi, with Ticketmaster Online-Citysearch. The transaction closed January 31, 2001. The combined company has been renamed "Ticketmaster". Under the terms of the transaction, USAi contributed Ticketmaster Corporation to Ticketmaster Online-Citysearch and received 52 million shares of Ticketmaster Online-Citysearch Class B common stock. The Ticketmaster Class B common stock is quoted on the Nasdaq Stock Market under the symbol "TMCS". As of January 31, 2001, immediately following the combination, USAi beneficially owned 68% of the outstanding Ticketmaster common stock, representing 85% of the total voting power of Ticketmaster's outstanding common stock.

    UNIVISION TRANSACTION. On December 7, 2000, USAi and Univision Communications Inc. ("Univision") announced that Univision will acquire, for $1.1 billion in cash, all of the capital stock of certain USA Broadcasting subsidiaries that own thirteen full-power television stations and minority interests in four additional full-power stations. The agreement provides for multiple closings, which are subject to satisfaction of customary closing conditions including regulatory approval, with USAi having the right to continue airing HSN on such stations until January 10, 2002. The closings are expected to occur in 2001 and January 2002. The agreement generally provides that if regulatory approvals are not obtained by January 10, 2002, Univision would still be obligated to pay the full purchase price to USAi, in which case it is anticipated that Univision would assign the contract to one or more other parties, using a trust mechanism if necessary.

CORPORATE STRUCTURE AND CONTROLLING SHAREHOLDERS

    USAI. As of January 31, 2001, Liberty, through companies owned by Liberty and Mr. Diller, owned 8.1% of USAi's outstanding common stock and 78.7% of USAi's outstanding Class B common stock and Universal owned approximately 6.0% of USAi's outstanding common stock and 21.3% of USAi's outstanding Class B common stock. Mr. Diller, through companies owned by Liberty and Mr. Diller, his own holdings and the stockholders agreement dated as of October 19, 1997, among Mr. Diller, Universal, Liberty, USAi and Seagram, controls 73.5% of the outstanding total voting power of USAi. Mr. Diller, subject to the stockholders agreement and subject to veto rights of Universal and Liberty over fundamental changes, is effectively able to control the outcome of nearly all matters submitted to a vote of USAi's stockholders.

    Assuming the exchange of all equity securities of USANi LLC and Holdco that are exchangeable for USAi's common stock or Class B common stock, but excluding employee stock options, as of January 31, 2001: (1) Universal would own approximately 43.0% of USAi's common equity, (2) Liberty would own approximately 21.0% of USAi's common equity, and (3) the public shareholders, including
Mr. Diller, and other USAi officers and directors, would own approximately 36.0% of USAi's common equity.

    HOLDCO. As of January 31, 2001, Liberty owned a 19.9% equity interest (9.2% of the voting power) in Holdco and USAi owned the remaining equity and voting interests. Holdco's only asset is its 36.2% interest in USANi LLC. Holdco has a dual-class common stock structure similar to USAi's. Under an exchange agreement dated as of December 20, 1996, between USAi and a subsidiary of Liberty, Liberty or its permitted transferee will exchange its Holdco common stock and its Holdco Class B common stock for shares of USAi's common stock and Class B common stock, respectively, at the applicable conversion ratio. This exchange will only occur at such time or from time to time as Liberty or its permitted transferee is allowed under applicable FCC regulations to hold additional shares of USAi's stock. Liberty, however, is obligated to effect an exchange only after all of its USANi LLC shares have been exchanged for shares of USAi's common stock. Upon completion of the exchange of Liberty's Holdco shares, Holdco will become a wholly owned subsidiary of USAi.

    USANI LLC. As of January 31 2001, USAi owned 7.3% and indirectly through Holdco 36.2% of the outstanding USANi LLC shares, Universal owned 48.6% of the outstanding USANi LLC shares and Liberty owned 7.9% of the outstanding USANi LLC shares.

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

                           DESCRIPTION OF BUSINESSES

USA ENTERTAINMENT

CABLE AND STUDIOS

    USA CABLE

    USA Cable operates four domestic advertiser-supported 24-hour cable television networks--USA Network, Sci Fi Channel, Trio and NewsWorld International ("NWI"). Since its inception in 1977, USA Network has grown into one of the nation's most widely distributed and viewed satellite-delivered television networks. According to Nielsen Media Research, as of December 2000, USA Network was available in approximately 79.9 million U.S. households (78% of the total U.S. households with televisions). For the 2000 year, USA Network earned the highest primetime rating of any domestic basic cable network, with an average rating of 2.1 in primetime for the 12-month period (Source: Nielsen Media Research). USA Network is a general entertainment network featuring original series and movies, theatrical movies, off-network television series and major sporting events, designed to appeal to the available audiences during particular viewing hours. In general, USA Network's programming is targeted at viewers between the ages of 25 to 54.

    Sci Fi Channel was launched in 1992. It has been one of the fastest-growing satellite-delivered networks since its inception. According to Nielsen Media Research, as of December 2000, Sci Fi Channel was available in 66.7 million U.S. households (65% of the total U.S. households with televisions). Sci Fi Channel features science fiction, horror, fantasy and science-fact oriented programming. In general, Sci Fi Channel's programming is designed to appeal to viewers between the ages of 25 to 54. According to Nielsen Media Research, Sci Fi Channel averaged a primetime 0.9 rating for calendar year 2000, and a 1.1 rating for December 2000, both new records for the network.

    In addition to the services described above, Sci Fi Channel has its own website, SCIFI.COM, which was launched in 1995. SCIFI.COM is an online science fiction resource, featuring original entertainment, daily news, feature stories, games and special events that focus on science fiction, science fact, fantasy, horror, the paranormal and the unknown.

    Trio and NWI were acquired by USA Cable from the Canadian Broadcasting Corporation ("CBC") and Power Broadcasting Inc. in May 2000. Trio is a general entertainment network that features programming primarily from Canada, Great Britain and Australia. NWI is a 24-hour international news channel that presents hourly newscasts, and other long-form contemporary magazine shows. As of December 31, 2000, Trio and NWI were each available in less than 10 million U.S. households.

    USA Cable's four networks derive virtually all of their revenues from two sources. The first is the per-subscriber fees paid by the cable operators and other distributors. The second is from the sale of advertising time within the programming carried on each of the networks.

    In March 2001, USA Cable announced that it will establish a new digital channel called Crime, to launch Fall 2001, co-founded by COPS creator John Langely. The Crime channel will feature reality programming, police dramas and hit crime films. In addition, the Company acquired Crime.com, a popular Internet destination for information, public safety news and entertainment, all relating to crime, to serve as the interactive companion of the new channel.

    PROGRAMMING AND TRANSMISSION. Presently, USA Network's program line-up features original series, produced exclusively for USA Network, including LA FEMME NIKITA, COVER ME, and THE HUNTRESS. USA Network also exhibits approximately 18 movies produced exclusively for it each year. USA Network's programming includes off-network series such as JAG, NASH BRIDGES, and WALKER, TEXAS RANGER and major theatrically-released feature films. USA Network is home to the ECO-CHALLENGE, exclusive midweek coverage of the U.S. OPEN TENNIS CHAMPIONSHIPS and early round coverage of THE MASTERS, the RYDER CUP and major PGA Tour golf events.

    USA Network typically enters into long-term agreements for its major off-network series programming. Its original series commitments usually start with less than a full year's commitment (generally, a pilot episode), but contain options for further production over several years. In addition, USA Network has some original programming produced for it (through financing/distribution arrangements entered into by its wholly owned subsidiary, USA Cable Entertainment LLC), so that it is better able to control all of the rights to such programming. These original productions will include specials, series, and made-for-television movies. USA Network acquires theatrical films in both their "network" windows and "pre-syndication" windows. Under these arrangements, the acquisition of such rights is often concluded many years before the actual exhibition of the films begins on the network. USA Network's original films start production less than a year prior to their initial exhibition. USA Network typically obtains the right to exhibit both its acquired theatrical films and original films numerous times over multiple year periods.

    Sci Fi Channel's program lineup includes original programs produced specifically for it, such as FARSCAPE, FIRST WAVE, INVISIBLE MAN, and CROSSING OVER WITH JOHN EDWARD, as well as science fiction movies and classic science fiction series, such as the original STAR TREK, THE TWILIGHT ZONE, and QUANTUM LEAP. Sci Fi Channel's programming arrangements for off-network series, original series, theatrical movies and original movies are similar to those entered into by USA Network.

    Trio's program lineup consists of drama series, documentary series, and films generally licensed from distributors in Canada, Australia and Great Britain. Programs include the British series CRACKER, Canada's TRADERS, and the Australian medical drama ADRENALIN JUNKIES.

    NWI's line-up consists of updated newscasts at the top of each hour entitled INTERNATIONAL NEWSFIRST which covers the top global news as well as international news items on business, sports, weather and entertainment. Throughout the day NWI also features daily world newscasts presently licensed from broadcasters in Mexico, Russia, China, Germany, Japan and Canada, which are presented both in the original language and with an English translation. Under a long-term supply agreement, NWI's programming is produced by CBC, in Canada.

    USA Cable's four networks distribute their programming service on a 24-hour per day, seven day per week basis. All four networks are distributed in all 50 states and Puerto Rico via satellite for distribution by cable television systems and direct broadcast satellite systems and for satellite antenna owners by means of satellite transponders owned or leased by USA Cable. Any cable television system or individual satellite dish owner in the United States and its territories and possessions equipped with standard satellite receiving facilities is capable of receiving USA Cable's services.

    USA Cable has the full-time use of four transponders on two domestic communications satellites. USA Cable has protection in the event of the failure of its transponders. When the carrier provides services to a customer on a "protected" basis, replacement transponders (I.E., spare or unassigned transponders) on the satellite may be used in the event the "protected" transponder fails. Should there be no replacement transponders available, the "protected" customer will displace a "preemptible" transponder customer on the same satellite. The carrier also maintains a protection satellite and should a satellite fail completely, all "protected" transponders would be moved to the protection satellite which is available on a "first fail, first served" basis.

    A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to those that receive USA Cable's programs. However, a failure that would necessitate a move to another satellite temporarily may affect the number of cable systems that receive USA Cable programs as well as other programming carried on the failed satellite, because of the need to install equipment or to reorient earth stations. The projected ends of life of the two satellites utilized by USA Cable are April 2005 and June 2006, respectively.

    USA Cable's control of two different transponders on each of two different satellites would enable it to continue transmission of USA Network and Sci Fi Channel should either one of the satellites fail. USA Cable does not have this capability for Trio and NWI. Although USA Cable believes it is taking reasonable measures to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmission will not occur. Such a termination or interruption of service by one or both of these satellites could have a material adverse effect on the operations and financial condition of USAi. The availability of replacement satellites and transponders beyond current leases is dependent on a number of factors over which USA Cable has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites.

    Each of the networks enters into agreements with cable operators and other distributors which agree to carry the programming service, generally as part of a package with other advertiser-supported programming services. These agreements are multi-year arrangements, and obligate the distributor to pay USA Cable a fee for each subscriber to the particular programming service. From time to time, a USA Cable network will be distributed on one or more cable systems without a distribution agreement in effect while the parties negotiate a new agreement, a process that may be protracted. While the cessation of carriage by a major cable operator would have a negative impact on the financial results of USA Cable, the Company has successfully managed the distribution agreement process in the past, and believes it will continue to do so.

    STUDIOS USA

    USAi through Studios USA produces and distributes television programs intended for initial exhibition on television and home video in both domestic and international markets. These productions include original programming for network television and first-run syndication through local television stations. Studios USA also is the exclusive domestic distributor of the Universal television library. In addition to the activities of Studios USA, other USAi business units are also engaged in financing and distributing television programs for exhibition on USA Network and Sci Fi Channel.

    Studios USA and its predecessor companies have produced programming for network television since the early 1950s and Studios USA remains a major supplier of network and first-run syndication programming today, including
LAW & ORDER, LAW & ORDER: SPECIAL VICTIMS UNIT, SALLY (hosted by Sally Jesse Raphael), THE JERRY SPRINGER SHOW and MAURY (hosted by Maury Povich). For the 2000/01 broadcast season, Studios USA launched two new series for CBS, WELCOME TO NEW YORK and THE DISTRICT, and two new series for NBC entitled DEADLINE and FIRST YEARS. Production of IN SEARCH OF, a new series for the Fox Broadcasting Company ("FBC"), has also commenced. For the upcoming 2001/02 broadcast season, Studios USA has received orders from NBC for two new series from LAW & ORDER creator, Dick Wolf, entitled LAW & ORDER: CRIMINAL INTENT and TRIAL & ERROR. Studios USA has also launched a new syndicated series, ARREST & TRIAL. Studios USA generally retains foreign and off-network distribution rights for programming originally produced for television networks or first-run syndication.

    Television production generally includes four steps: development, pre-production, principal photography and post-production. The production/distribution cycle represents the period of time from development of the property through distribution and varies depending upon such factors as type of product and primary form of exhibition. Under the facilities lease agreement, Studios USA's Southern California production activities are centered on the Universal production lot. Some television programs and films are produced, in whole or in part, at other locations both inside and outside the United States.

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

    Several of Studios USA's subsidiary companies are individually and separately engaged in the development and/or production of television programs. Certain of these subsidiaries are also signatories to various collective bargaining agreements within the entertainment industry. The most significant of these are the agreements with the Writers Guild of America ("WGA"), the Directors Guild of America ("DGA") and the Screen Actors Guild ("SAG") which agreements typically have a term of several years and then require re-negotiation. The current WGA agreement expires on May 1, 2001 and the SAG agreement expires on June 30, 2001. On January 22, 2001, the WGA began negotiations with the Alliance of Motion Picture and Television Producers (AMPTP), which represents studios, major production companies and networks. Although USAi's subsidiaries, including USA Films and subsidiaries of Studios USA, have taken appropriate measures to prepare for a strike by the WGA and/or SAG and minimize any impact, a prolonged work stoppage would reduce the number of programs that could be produced.

    TELEVISION PRODUCTION CUSTOMERS. Studios USA produces television programs for the U.S. broadcast networks for prime time television exhibition. Certain television programs are initially licensed for network television exhibition in the U.S. and are simultaneously syndicated outside the U.S. Historically, Studios USA customers for network television product have been concentrated with the three oldest major U.S. television networks--ABC, CBS and NBC. In recent years, FBC, UPN and the WB Network have created new networks, decreasing to some extent Studios USA's dependence on ABC, CBS and NBC and expanding the outlets for its network product. Revenue from licensing agreements is recognized in the period that the films are first available for telecast. Programming consists of various weekly series, including the returning productions LAW & ORDER, LAW &
ORDER: SPECIAL VICTIMS UNIT and five new series WELCOME TO NEW YORK and THE DISTRICT on CBS, DEADLINE and FIRST YEARS on NBC, and IN SEARCH OF on FBC. In addition, Studios USA has already received orders from NBC for two new series from LAW & ORDER creator, Dick Wolf, entitled LAW & ORDER: CRIMINAL INTENT and TRIAL & ERROR. In the initial telecast season, the network license provides for the production of a minimum number of episodes, with the network having the option to order additional episodes for both the current and future television seasons. The success of any one series may be influenced by the time period in which the network airs the series, the strength of the programs against which it competes, promotion of the series by the network and the overall commitment of the network to the series.

    Generally, network licenses give the networks the exclusive right to telecast new episodes of a given series for a period of time, generally four to five years and sometimes with further options thereafter. Recently, series produced by Studios USA have been distributed on a "dual platform" basis. In the case of LAW & ORDER: SPECIAL VICTIMS UNIT, for example, the USA Network shares the initial exhibition "window" with NBC. The same "dual platform" distribution will be used for LAW & ORDER: CRIMINAL INTENT, starting in the fall of 2001. Likewise, in the case of IN SEARCH OF, the USA Network will share the initial exhibition window with FBC.

    Studios USA also produces television film product that is initially syndicated directly to independent television stations for airing throughout the broadcast day and to network affiliated stations for non-primetime airing. First-run syndication programming for 2000/01 includes three returning talk shows, SALLY, THE JERRY SPRINGER SHOW, and MAURY. In addition, in the fall of 2000, Studios USA launched a half-hour reality strip from LAW & ORDER creator Dick Wolf entitled ARREST & TRIAL.

    Studios USA has also been distributing programs on a "dual platform" basis in cable and in syndication. For example, INVISIBLE MAN currently is distributed on a dual platform basis on the Sci Fi Channel and in first-run syndication, and commencing with the 2001-02 broadcast season, Sci Fi's CROSSING OVER WITH JOHN EDWARD also will be dual platformed on Sci Fi Channel and in first-run syndication. In addition, Studios USA has licensed off-syndication episodes of syndicated programs to cable channels, including HERCULES: THE LEGENDARY JOURNEYS to USA Network and XENA: WARRIOR PRINCESS to Oxygen.

    Studios USA licenses television film product to independent stations and directly to network affiliated stations in return for either a cash license fee, barter or part-barter and part-cash. Barter syndication is the process whereby Studios USA obtains commitments from television stations to broadcast a program in certain agreed upon time periods. Studios USA retains advertising time in the program in lieu of receiving a cash license fee, and sells such retained advertising time for its own account to national advertisers at rates based on the projected number of viewers. By placing the program with television stations throughout the United States, an "ad hoc" network of stations is created to carry the program. The creation of this ad hoc network of stations, typically representing a penetration of at least 80% of total U.S. television households, enables Studios USA to sell the commercial advertising time through advertising agencies for sponsors desiring national coverage. The rates charged for this advertising time are typically lower than rates charged by U.S. broadcast networks for similar demographics since the networks coverage of the markets is generally greater. In order to create this ad hoc network of stations and reach 80% of total U.S. television households, Studios USA must syndicate its programming with stations that are owned and operated by the major broadcast networks and station groups, which are essentially entities which own many stations in the major broadcast markets across the United States. Without commitments from broadcast network stations and station groups, the necessary market penetration may not be achieved which may adversely affect the chances of success in the first-run syndication market.

    Generally, television films produced for broadcast networks or barter syndication (or those financed by USA Cable Entertainment LLC for cable exhibition) provide license fees and/or advertising revenues that cover only a portion of the anticipated production costs. The recoverability of the balance of the production costs and the realization of profits, if any, is dependent upon the success of other exploitation including international syndication licenses, subsequent basic cable and domestic syndication licenses, releases in the home video market, merchandising and other uses. Pursuant to an agreement with Universal, Studios USA has the right to include eligible product in Universal's international free television output and volume agreements with television broadcasters in major international territories. These agreements represent a substantial revenue source for Studios USA.

    DISTRIBUTION. In general, during the initial production years of a primetime series for the broadcast networks (I.E., seasons one to four), domestic network and international revenues fall short of production costs. As a result, the series will likely remain in a deficit position until sold in the domestic syndication market. The series will be available for airing in the off-network syndication market after a network's exclusivity period ends, typically the September following the completion of the third or fourth network season (or the subsequent season if the series were a mid-season order). For a successful series, the syndication sales process generally begins during the second or third network season. The price that a series will command in syndication is a function of supply and demand. Studios USA syndicated series are sold for cash and/or bartered services (I.E., advertising time), typically for a period of at least five years. Barter transactions have played an increasingly important role in the syndication process as they can represent a majority of the distributor's syndication revenue.

    Studios USA distributes its current programming domestically. In addition, USAi and Universal have agreed that Studios USA will have the exclusive right through February 2013 to distribute domestically Universal's large television library, with programming dating back to the 1950s and including such series as ALFRED HITCHCOCK PRESENTS; THE VIRGINIAN; MARCUS WELBY, M.D.; DRAGNET; COLUMBO; KOJAK; THE ROCKFORD FILES; MURDER SHE WROTE; MAGNUM P.I.; MIAMI VICE; COACH; and NORTHERN EXPOSURE. During this period, Studios USA also has the exclusive right, with limited exceptions, to distribute domestically television programming newly produced by Universal.

    In addition, USAi and Universal have agreed that Universal will have the exclusive right, again with limited exceptions, to distribute all Studios USA programming internationally. In that regard, Universal has entered into several output and volume agreements with international television broadcasters that include programming produced by Studios USA, including agreements in Germany, France, Spain, Italy and the United Kingdom. These agreements generally provide that the licensor in a given territory shall have exclusive first-run free television rights to all Universal or Studios USA product, or alternatively, provide mechanisms by which the licensor generally commits to license a minimum number per year of first-run series and first-run television movies during a specified term in the territory. Pursuant to the terms of the international distribution agreement between USAi and Universal, USAi's eligible programming will have the first right to participate in Universal's international output and volume agreements with international television broadcasters.

FILMED ENTERTAINMENT

    USA Films consists of two operating units: feature film production and distribution (through USA Films' October Films and Gramercy Pictures subsidiaries) and home video distribution (through USA Home Entertainment). The film unit acquires, produces and distributes theatrical motion pictures. Sixteen films were released theatrically in 2000, among them "Pitch Black", "Where the Money Is", "Nurse Betty" and "Traffic". "Traffic" has received significant critical acclaim, received four academy awards and will be the highest grossing film released by USA Films since its inception. In 2001, USA Films expects to distribute approximately twelve films, including "One Night at McCool's", an as yet untitled film by the Coen brothers and "Possession" (the latter a co-production with Warner Brothers). USA Films directly licenses filmed products to theatrical exhibitors in the United States. These theatrical films are generally released in home video markets through USA Home Entertainment. Television sales in the United States are made primarily through Studios USA, although October Films and Gramercy Pictures each have direct overall agreements in place with pay television services. Foreign exploitation is principally accomplished through licensing arrangements with local subdistributors in foreign territories.

    In addition to feature films produced or acquired by USA Films, USA Home Entertainment distributes children's programming, sports programming and certain television programming produced or acquired by sister companies, such as Studios USA.

USA ELECTRONIC RETAILING

HOME SHOPPING NETWORK

    Home Shopping Network sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs which are transmitted via satellite to cable television systems, affiliated broadcast television stations and satellite dish receivers. Home Shopping Network operates three retail sales programs in the United States, each 24 hours a day, seven days a week: HSN and America's Store, in English; and HSE (Home Shopping en Espanol), in Spanish.

    Home Shopping Network's retail sales and programming are intended to promote sales and customer loyalty through a combination of product quality, price and value, coupled with product information and entertainment. HSN and America's Store programs are carried by cable television systems and broadcast television stations throughout the country. HSE is carried primarily in markets with significant Spanish speaking populations. All three programs are divided into segments which are televised with a host who presents the merchandise, sometimes with the assistance of a guest representing the product vendor, and conveys information relating to the product. Viewers purchase products by calling a toll-free telephone number. According to Nielsen Media Research, as of December 31, 2000, HSN was available in approximately 76.7 million unduplicated households, including approximately 65.6 million cable households.

    The following table highlights the changes in the estimated unduplicated television household reach of HSN, by category of access for the year ended December 31, 2000:

                                                       CABLE(1)(2)   BROADCAST(1)(3)    OTHER      TOTAL
                                                       -----------   ---------------   --------   --------
                                                                  (IN THOUSANDS OF HOUSEHOLDS)
Households--December 31, 1999........................     60,618         11,448         1,675      73,741
Net additions/(deletions)............................      4,962         (1,588)         (380)      2,994
                                                          ------         ------         -----      ------
Households--December 31, 2000........................     65,580          9,860         1,295      76,735
                                                          ======         ======         =====      ======

------------------------

(1) Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated household reach.

(2) Cable households included 11.6 million and 9.1 million direct broadcast satellite households at December 31, 2000 and 1999, respectively, and therefore are excluded from other.

(3) See "Broadcast Television Distribution" below for a discussion of the disaffiliation of certain stations from HSN over the next year.

    According to industry sources, as of December 31, 2000, there were
102.2 million homes in the United States with a television set, 69.5 million basic cable television subscribers and 1.3 million homes with satellite dish receivers, excluding direct broadcast satellite.

    As of December 31, 2000, America's Store reached approximately 7.1 million cable television households, of which 1.2 million were on a part time basis. Of the total cable television households receiving America's Store, 6.8 million also receive HSN.

    As of December 31, 2000, HSE reached approximately 2.5 million Hispanic broadcast television households. During 2000, HSE also reached approximately
3 million cable television households on a full or part time basis pursuant to a carriage arrangement on Univision's cable affiliate, Galavision, which arrangement expired on December 31, 2000. For more information, see "--International Home Shopping Network Ventures--SPANISH LANGUAGE NETWORKS."

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

DISTRIBUTION, DATA PROCESSING AND TELECOMMUNICATIONS

    Home Shopping Network's fulfillment subsidiaries store, service and ship merchandise from warehouses located in Salem, Virginia and Waterloo, Iowa. Home Shopping Network expects to open an additional fulfillment facility in Fontana, California in 2001. Generally, merchandise is delivered to customers within seven to ten business days of the receipt by Home Shopping Network of the customer's payment for an order.

    Home Shopping Network currently operates multiple main frame and distributed computing platforms and has extensive computer systems which track purchase orders, inventory, sales, payments, credit authorization, and delivery of merchandise to customers. During 2000, Home Shopping Network continued to make significant progress upgrading many of its computer systems. These upgrades will continue in 2001 through enhancements to existing systems and roll out of additional key operational systems.

    Home Shopping Network has digital telephone and switching systems and utilizes a voice response unit, which allows callers to place their orders by means of touch-tone input or to be transferred to an operator.

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

    Home Shopping Network's product offerings include: hardgoods, which include consumer electronics, collectibles, housewares, consumables, entertainment, sports and fitness; jewelry; fashion, which includes fashion and accessories; and cosmetics, which consists primarily of cosmetics, skin care and nutritional supplements. For 2000 hardgoods, jewelry, fashion and cosmetics accounted for approximately 50.4%, 26.0%, 13.4% and 10.2%, respectively, of Home Shopping Network's net sales.

    Home Shopping Network liquidates excess inventory through its four outlet stores located in the Tampa Bay and Orlando areas and one outlet store in the Chicago area. Damaged merchandise is liquidated by Home Shopping Network through traditional channels.

TRANSMISSION AND PROGRAMMING

    Home Shopping Network produces its programming in its studios located in St. Petersburg, Florida. HSN, America's Store and HSE programs are distributed to cable television systems, broadcast television stations, direct broadcast satellite, and/or satellite antenna owners by means of Home

Shopping Network's satellite uplink facilities to satellite transponders leased by Home Shopping Network. Any cable television system, broadcast television station or individual satellite dish owner in the United States and the Caribbean Islands equipped with standard satellite receiving facilities and the appropriate equipment is capable of receiving HSN, America's Store and HSE.

    Home Shopping Network has lease agreements securing full-time use of two transponders on two domestic communications satellites. Each of the transponder lease agreements grants Home Shopping Network "protected" rights. When the carrier provides services to a customer on a "protected" basis, replacement transponders (I.E., spare or unassigned transponders) on the satellite may be used in the event the "protected" transponder fails. Should there be no replacement transponders available, the "protected" customer will displace a "preemptible" transponder customer on the same satellite. The carrier also maintains a protection satellite and should a satellite fail completely, all "protected" transponders would be moved to the protection satellite which is available on a "first fail, first served" basis.

    During 2000, Home Shopping Network also had a lease agreement for a third transponder on a domestic communications satellite which lease had been subleased by Home Shopping Network in 1996 to a third party cable programming service. The monthly sublease rental was in excess of the monthly lease payment. In November 2000, the lease was assigned and assumed by the third party cable programming service. The foregoing assignment and assumption was made with the written consent of the lessor who released Home Shopping Network from any and all liabilities arising under the lease from and after the assignment date.

    A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to the cable systems and/or television stations which receive HSN, America's Store or HSE. However, a failure that would necessitate a move to another satellite may temporarily affect the number of cable systems and/or television stations which receive HSN, America's Store or HSE, as well as all other programming carried on the failed satellite, because of the need to install equipment or to reorient earth stations.

    The terms of two of the satellite transponder leases utilized by Home Shopping Network are for the life of the satellites, which are projected through 2004 for the satellite presently carrying HSN and through 2005 for the satellite carrying America's Store and HSE.

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

    The FCC grants licenses to construct and operate satellite uplink facilities which transmit signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. Home Shopping Network has been granted one license for operation of C-band satellite transmission facilities and one license for operation of KU-band satellite transmission facilities on a permanent basis in Clearwater and St. Petersburg, Florida.

CABLE TELEVISION DISTRIBUTION

    Home Shopping Network has entered into affiliation agreements with cable system operators to carry HSN, America's Store, HSE, and/or a combination of the services. These agreements are multi-year arrangements, and obligate the cable operator to assist with the promotional efforts of Home Shopping Network by carrying commercials promoting HSN, America's Store and HSE and by distributing Home Shopping Network's marketing materials to the cable operator's subscribers. All cable operators receive significant compensation for carriage, including a commission based on a percentage of the net merchandise sales within the cable operator's franchise area and, generally, additional compensation consisting of the purchase of advertising availabilities from cable operators on other programming networks, commission guarantees for the operator, or upfront payments to the operator in return for commitments to deliver a minimum number of Home Shopping Network subscribers for a certain number of years. From time to time, a cable network operated by HSN will be distributed on one or more cable systems without a distribution agreement in effect while the parties negotiate a new agreement, a process that may be protracted. While the cessation of carriage by a major cable operator would have a negative impact on the financial results of HSN, the Company has successfully managed the distribution agreement process in the past, and believes it will continue to do so.

BROADCAST TELEVISION DISTRIBUTION

    Home Shopping Network has entered into affiliation agreements with television stations to carry HSN, America's Store and HSE programs. In addition to the 13 owned and operated full-power (three of which do not carry HSN, America's Store or HSE on a full-time basis) and 26 low-power television stations owned by USAi, as of December 31, 2000, USAi has affiliation agreements with 4 full-time, full-power stations, 37 part-time, full-power stations that carry HSN, America's Store or HSE and 74 low-power stations. USAi has a minority ownership interest in 4 of the full-time, full-power stations, three of which carry HSN. The affiliation agreements have terms ranging from several weeks to several years. All television station affiliates other than stations owned by USAi receive an hourly or monthly fixed rate for airing HSN, America's Store or HSE programs. Full-power television signals are carried by cable operators within a station's coverage area. For more information, see "--Regulation-- Must-Carry/Retransmission Consent." Low-power station signals are rarely carried by cable systems.

    USAi has entered into an agreement to transfer the above referenced 13 owned and operated full-power television stations to Univision. The agreement with Univision permits the ten stations that are currently airing HSN to continue to do so until January 10, 2002.

    Home Shopping Network expects that, before HSN is disaffiliated, it will have entered into agreements with cable operators in the aforementioned markets under which the cable operators will transition HSN from broadcast to satellite feed upon disaffilation. Agreements with most cable operators have already been reached, and Home Shopping Network expects that it will reach agreement with the remaining operators and successfully manage the process of disaffiliation, although there can be no assurance as to whether or when such agreements will be reached, or their terms, which could have a negative impact on the financial operations of Home Shopping Network. HSN customers in these markets who receive HSN only through over-the-air broadcast television will not be able to receive HSN unless they subscribe to a cable or satellite service that offers HSN. The effect of this on HSN's financial results is currently being evaluated. A loss in sales is expected, which would be partially offset by the elimination of the costs of operating the television stations being sold. Based on preliminary estimates, management believes that sales and EBITDA loss at HSN should be in the range of approximately 6%, a loss that management believes to be insignificant in relation to the proceeds associated with the Univision transaction. There is no definitive way, however, to calculate in advance the sales or EBITDA losses that will be associated with disaffiliation, and actual sales and EBITDA losses could be higher.

DIRECT BROADCAST SATELLITE DISTRIBUTION

    Home Shopping Network has entered into affiliation agreements with the two largest direct broadcast satellite operators to carry HSN. The agreements are multi-year arrangements, and obligate the direct broadcast satellite operator to deliver a minimum number of HSN subscribers throughout the term in consideration for a distribution payment and a commission based on net merchandise sales to such subscribers. The direct broadcast satellite operators are also obligated to assist with the promotional efforts of Home Shopping Network by carrying commercials promoting HSN and by distributing Home Shopping Network's marketing materials to its subscribers.

INTERNATIONAL HOME SHOPPING NETWORK VENTURES

    EUROPE. On December 17, 1999, USAi entered into an agreement with Thomas and Leo Kirch and Georg Kofler pursuant to which each agreed to cooperate with each other to pursue on an exclusive basis in Europe televised shopping and related e-commerce opportunities and to consider pursuing other media opportunities in each case subject to preexisting obligations and applicable law and regulation in the various member countries. The parties agreed to consider alternatives consistent with applicable law with respect to the structure of any entities formed to pursue such opportunities. To date, the parties have been using HOT Networks AG, a German stock corporation owned 46.67% by Home Shopping Network ("HOT Networks"), and its affiliates in pursuing these objectives.

    BELGIUM/FRANCE. HOT Networks has also begun a French-language televised shopping business called "HOT Le Grand Magasin" from a facility in Brussels, Belgium and which is broadcast 24 hours a day in Belgium and France.

    GERMANY. In 1999, the joint venture entity through which Home Shopping Network participates in a German-language televised shopping business which broadcasts 24 hours a day, H.O.T. Home Order Television GmbH & Co. KG, was converted to a German AG ("HOT Germany"). Home Shopping Network owns 41.9% of HOT Germany. In connection with such restructuring, Home Shopping Network and Mr. Kofler entered into a shareholders agreement which, among other things, provides that Mr. Kofler will vote his shares in HOT Germany as directed by Home Shopping Network on certain matters including the election of a majority of the members of the Supervisory Board of HOT Germany. Mr. Kofler also granted Home Shopping Network a right of first refusal with respect to the stock in HOT Germany held by him. Home Shopping Network also agreed to purchase Mr. Kofler's HOT Germany stock under certain circumstances and agreed to vote as directed by Mr. Kofler on various matters including the election of Mr. Kofler as Chairman of the HOT Germany Supervisory Board.

    ITALY. In 1998, Home Shopping Network entered into a joint venture agreement with SBS Broadcasting System S.A. and SBS Italia S.r.l. ("SBS Italia") to explore and, if deemed feasible, develop an Italian language televised shopping business. During 1999, Home Shopping Network, SBS and SBS Italia agreed to restructure the joint venture and to change the name of SBS Italia to HOT Italia and to utilize HOT Italia as the vehicle for developing a live shopping business in Italy. As a result of the restructuring, 51% of the equity of HOT Italia was transferred to H.O.T. Home Order Television Europe GmbH & Co. KG ("Hot Europe") and 12% transferred to HOT Germany. HOT Europe is a partnership in which Home Shopping Network has a 19.2% non-voting equity interest and that is controlled by H.O.T. Home Order Television International GmbH ("HOT International"). HOT International is owned by Georg Kofler, Thomas Kirch and Quelle AG. Home Shopping Network's direct ownership interest in HOT Italia was reduced to 18.5% as a result of this restructuring. HOT Germany contributed its interest in HOT Italia to HOT Europe and Quelle assigned its interest in HOT Europe and HOT International to Mr. Kofler.

    As of December 31, 2000, HOT Italia owned 10.1% of the equity of an entity, Vallau Italia Promomarket ("VIP"), that operates an Italian national broadcast network. HOT Italia entered into agreements to purchase 40% additional equity in VIP from an Italian company called Internova S.p.A. as well as another 24.95% of VIP from an Italian company called Profit S.p.A. The purchases under those agreements have been completed, bringing HOT Italia's ownership interest in VIP up to 75.05%. VIP had applied for a license to operate a national broadcast network in Italy that was denied by the Italian authorities in May 2000. However, an appeal has been filed and the Italian court system issued a stay in VIP's favor on the government's order until this case is litigated, thus allowing VIP to continue operating as it currently is until a judgment is reached by the Italian court system. There can still be no assurance that VIP will be granted a license and that HOT Italia will be able to acquire the remaining 89.9% equity of VIP. On December 1, 2000, HOT Italia began broadcasting with 4 hours of live programming each day. In the event a national broadcast license or authorization is not granted after the above-mentioned litigation, HOT Italia would be required to seek further alternative means of distributing its programming. Currently, there are limited available means of distributing television programming on a nationwide basis and there can be no assurance that alternative means of distribution can be secured.

    CHINA. In June 2000, Home Shopping Network purchased a 21% stake in TVSN (China) Holdings Ltd. and will also have the ability to purchase a larger stake in that company over the next several years. TVSN, through its Chinese partners, broadcasts a televised shopping business 18 hours a day in Mandarin Chinese from facilities in Shanghai, People's Republic of China. TVSN currently reaches approximately 19 million households in China.

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

    SPANISH LANGUAGE NETWORKS. During 2000, Home Shopping Network continued to operate HOME SHOPPING EN ESPANOL (which is also known as HOME SHOPPING ESPANOL) and continues to seek to expand its distribution in the United States and elsewhere in the Spanish speaking world. The Company has also agreed in December 2000 to purchase three television stations in Puerto Rico that will broadcast HOME SHOPPING ESPANOL's programming full-time, consistent with FCC rules, as of February 1, 2001. The stations are WAVB-TV, San Juan, Puerto Rico, WVEO-TV, Aguadilla, Puerto Rico, and WVOZ-TV, Ponce, Puerto Rico. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close in 2001. Additionally, as of July 2000, HOME SHOPPING ESPANOL began airing 24 hours a day, seven days a week with twelve hours live and twelve hours taped per day.

HSN INTERACTIVE

HSN.COM

    Home Shopping Network operates HSN.com as a transactional e-commerce site. Home Shopping Network's site allows consumers to shop for selected merchandise from Home Shopping Network's inventory, and provides opportunities for consumers to engage in a variety of entertaining community activities including live chats with celebrity guests and user populated bulletin boards. In 2000, Home Shopping Network reorganized its growing website operation as part of HSN Interactive, along with its Direct Selling Program and transactional television business.

DIRECT SELLING PROGRAMS

    During 2000, Home Shopping Network launched a new business to create and distribute taped, direct response television programs ("Direct Selling Programs" or "DSPs") and to develop and exploit other transactional opportunities on television. These businesses were organized as part of HSN Interactive, along with HSN.com.

USA INFORMATION AND SERVICES

TICKETING OPERATIONS

    Ticketmaster(1) is the leading provider of automated ticketing services in the world with over 6,200 domestic and foreign clients, including many of the foremost entertainment facilities, promoters and professional sports franchises. Ticketmaster is also a leading local portal and electronic commerce company that provides in-depth local content and services to help people get things done online. Ticketmaster's principal online businesses are city guides, ticketing, personals and camping reservations. Ticketmaster's family of websites includes citysearch.com, ticketmaster.com, Match.com, reserveamerica.com, museumtix.com, ticketweb.com, cityauction.com and livedaily.com, among others. Ticketmaster's businesses are operated in two segments: (i) ticketing and (ii) city guides and classifieds. Ticketing includes both online and offline ticketing and camping reservations operations and city guides and classifieds includes all of Ticketmaster's other online properties. The ticketing operations are discussed is this section. Ticketmaster's city guides and online personals businesses are discussed below under "Citysearch" and "Match.com", respectively.

    Ticketmaster has established its ticketing market position by providing its clients with comprehensive ticket inventory control and management, a broad distribution network and dedicated marketing and support services. Ticket orders are received and fulfilled through operator-staffed call centers, independent sales outlets remote to the facility box office and through the ticketmaster.com website. Ticketing revenue is generated principally from convenience and handling charges received by Ticketmaster for tickets sold on its clients' behalf. Ticketmaster generally serves as an exclusive agent for its clients and typically has no financial risk for unsold tickets.

    Ticketmaster has continued to expand its ticketing operations into territories outside of the U.S., and has experienced growth in these markets as ticket sales have increased from 12.5 million to 14.2 million from fiscal 1999 to fiscal 2000, resulting in increased revenues from international ticket sales.

    Ticketmaster also has expanded its ticket distribution capabilities through the continued development of the ticketmaster.com website, which is designed to promote ticket sales for live events, disseminate event information and offer transactional and merchandising services. Ticketmaster has experienced significant growth in ticket sales through ticketmaster.com in recent years and this trend is expected to continue during the next several fiscal years. For the year ended December 31, 2000, online ticket sales through ticketmaster.com accounted for approximately 24.3% of Ticketmaster's ticketing business in the United States, Canada and the United Kingdom, with ticket sales of approximately 19 million having a gross dollar value of over $863 million.

    Ticketmaster believes that its proprietary operating system and software, which is referred to as the Ticketmaster System, and its extensive distribution capabilities provide it with a competitive advantage that enhances Ticketmaster's ability to attract new clients and maintain its existing client base. The Ticketmaster System, which includes both hardware and software, is typically located in a data center that is managed by Ticketmaster staff. The Ticketmaster System provides a single, centralized inventory control and management system capable of tracking total ticket inventory for all events, whether sales are made on a season, subscription, group or individual ticket basis. All necessary hardware and software required for the use of the Ticketmaster System is installed in a client's facility box office, call centers or remote sales outlets. The Ticketmaster System is capable of processing over 100,000 tickets

------------------------
(1) Unless the context otherwise requires, references to "Ticketmaster" include Ticketmaster (the company formerly known as Ticketmaster
    Online-Citysearch, Inc.) and Ticketmaster Group, Inc. and their predecessors, wholly-owned subsidiaries, majority-owned or controlled subsidiaries and ventures and their licensees. These companies were combined in January 2001 and the name of the combined company was changed to "Ticketmaster." See "Recent Developments--TICKETMASTER TRANSACTION."

per hour, and each of its 26 regional computer systems can support 32,000 users, of which as many as 5,000 can theoretically be actively using the system at any one time.

    Ticketmaster has a comprehensive domestic ticket distribution system that includes approximately 3,000 remote sales outlets covering many of the major metropolitan areas in the United States and six domestic call centers with approximately 1,300 operator and customer service positions. The foreign distribution system includes approximately 440 remote sales outlets in five countries and 10 call centers with approximately 600 operator positions. Ticketmaster provides the public with convenient access to tickets and information regarding live entertainment events. Ticket purchasers are assessed a convenience charge for each ticket sold offsite by Ticketmaster on behalf of its clients. These charges are negotiated and included in Ticketmaster's contracts with its clients. The versatility of the Ticketmaster System allows it to be customized to satisfy a full range of client requirements.

    In addition, Ticketmaster's ticketing segment includes its other ticketing companies, 2b Technology, Inc, a Richmond, Virginia based visitor management software developer and offline and online ticketing company targeted at venues such as higher volume museums, cultural institutions and historic sites through its website museumtix.com, and TicketWeb Inc., a ticketing company whose web-based ticketing software allows venues and event promoters, including symphony concerts, clubs, museum exhibitions, amusement parks and film festivals, to perform box-office operations remotely over the Internet.

    Ticketmaster generally enters into written agreements with its clients pursuant to which it agrees to provide the Ticketmaster System and related systems purchased by the client, and to serve as the client's exclusive ticket sales agent for all sales of individual tickets sold to the general public outside of the facility's box office, including any tickets sold at remote sales outlets, over the phone or via the Internet, for a specified period, typically three to five years. Pursuant to an agreement with a facility, Ticketmaster generally is granted the right to sell tickets for all events presented at that facility, and as part of such arrangement Ticketmaster installs the necessary ticketing equipment in the facility's box office. An agreement with a promoter generally grants Ticketmaster the right to sell tickets for all events presented by that promoter at any facility, unless the facility is covered by an exclusive agreement with Ticketmaster or another automated ticketing service company.

    Ticketmaster generally does not buy tickets from its clients for resale to the public and typically has no financial risk for unsold tickets. In the United Kingdom, Ticketmaster may from time to time buy tickets from its clients for resale to the public in an amount typically not exceeding L600,000 in the aggregate. All ticket prices are determined by Ticketmaster's clients. Ticketmaster's clients also generally determine the scheduling of when tickets go on sale to the public and what tickets will be available for sale through Ticketmaster. Facilities and promoters, for example, often handle group sales and season tickets in-house. Ticketmaster only sells a portion of its clients' tickets, the amount of which varies from client to client and varies as to any single client from year to year.

    Ticketmaster believes that the Ticketmaster System provides its clients with numerous benefits, including (1) broader and expedited distribution of tickets,
(2) centralized control of total ticket inventory as well as accounting information and market research data, (3) centralized accountability for ticket proceeds, (4) manageable and predictable transaction costs, (5) wide dissemination of information about upcoming events through Ticketmaster's call centers, ticketmaster.com and other media platforms, (6) the ability quickly and easily to add additional performances if warranted by demand and (7) marketing and promotional support.

    Pursuant to its contracts with clients, Ticketmaster is granted the right to collect from ticket purchasers a per ticket convenience charge on all tickets sold at remote sales outlets, by telephone, through ticketmaster.com and other media. There is an additional per order handling charge on all tickets sold by Ticketmaster at other than remote sales outlets. Generally, the amount of the convenience charge is determined during the contract negotiation process, and typically varies based upon numerous factors, including the services to be rendered to the client, the amount and cost of equipment to be installed at the client's box office and the amount of advertising and/or promotional allowances to be provided, as well as the type of event and whether the ticket is purchased at a remote sales outlet, by telephone, through ticketmaster.com or otherwise. Any deviations from those amounts for any event are negotiated and agreed upon by Ticketmaster and its client prior to the commencement of ticket sales. During fiscal 2000, the convenience charges generally ranged from $1.50 to $8.00 per ticket. Convenience charges from ticket sales at outlets, through call centers and via ticketmaster.com (inclusive of per order handling charges added for sales through call centers and via ticketmaster.com) averaged $5.71 per ticket in fiscal 2000. Generally, the agreement between Ticketmaster and a client will also establish the amounts and frequency of any increases in the convenience charge and handling fees during the term of the agreement.

    The agreements with certain of Ticketmaster's clients may also provide for a client to participate in the convenience and/or handling fees paid by ticket purchasers for tickets bought through Ticketmaster for that client's events. The amount of such participation, if any, is determined by negotiation between Ticketmaster and the client. Some agreements also may provide for Ticketmaster to make participation advances to the client, generally recoupable by Ticketmaster out of the client's future right to participations. In isolated instances, Ticketmaster may make an upfront, non-recoupable payment to a client for the right to sell tickets for that client.

    Ticketmaster.com, Ticketmaster's primary online ticketing website, is the leading online ticketing service. The service enables consumers to purchase tickets for live music, sports, arts and family entertainment events presented by Ticketmaster's clients and related merchandise over the Web. Consumers can access the ticketmaster.com service at www.ticketmaster.com, from Ticketmaster's other owned and operated websites including citysearch.com and through numerous direct links from banners and event profiles hosted by third party websites. In addition to these services, the ticketmaster.com website provides local information and original content regarding live events for Ticketmaster clients throughout the United States, Canada and the United Kingdom.

    Throughout his or her visit to the ticketmaster.com website and at the conclusion of a confirmed ticket purchase, the consumer is prompted to purchase merchandise that is related to a particular event, such as videos, tour merchandise and sports memorabilia from the store.ticketmaster.com site. Ticketmaster intends to expand the types and range of merchandise that can be ordered by consumers through the ticketmaster.com website.

    Since the commencement of online ticket sales in November 1996, ticketmaster.com has experienced significant growth in the volume of tickets sold through its website. Gross transaction dollars for ticket sales increased from approximately $223,000 in November 1996 to $84.1 million in December 2000. Similarly, tickets sold on the ticketmaster.com website in November 1996 represented less than 1% of total tickets sold by Ticketmaster, while tickets sold online in the quarter ended December 31, 2000 represented more than 26.2% of tickets sold in the United States, Canada and the United Kingdom.

    Also included in the ticketing segment is Ticketmaster's recently acquired subsidiary ReserveAmerica Holdings, Inc., a campground reservations company. ReserveAmerica is the leading provider of reservation software and services to United States state and federal agencies for camping and outdoor recreation activities. ReserveAmerica operates three telephone call centers, located in New York, California and Wisconsin, which provide a full range of customer service solutions to its clients. In addition to the call center volume, through its website, www. reserveamerica.com, ReserveAmerica provides online sales and information to up to 30,000 visitors daily. Annually, over 2.7 million transactions are processed through ReserveAmerica's reservation systems.

HOTEL RESERVATIONS

    Hotel Reservations Network is a leading consolidator of hotel and other lodging accommodations. Hotel Reservations Network contracts with lodging properties in advance for volume purchases and guaranteed availability of rooms at wholesale prices and sells these rooms to consumers, often at significant discounts to published rates. In addition, these supply relationships often allow Hotel Reservations Network to offer its customers accommodation alternatives for otherwise unavailable dates. At December 31, 2000, Hotel Reservations Network had room supply agreements with approximately 2,600 hotels in 97 major markets in North America, the Caribbean, Western Europe and Asia, and with over 113 vacation rental properties in 17 markets in North America and the Caribbean.

    Hotel Reservations Network markets its lodging accommodations primarily over the Internet through its own websites, www.hoteldiscount.com, www.180096hotel.com, www. condosaver.com and www.travelnow.com, through third-party websites and through its telephone call centers. Hotel Reservations Network has negotiated affiliate marketing agreements with many of the leading travel-related websites including Travelocity, nwa.com (operated by Northwest Airlines), Cheap Tickets, Yupi.com, and over 16,000 other affiliate websites. Hotel Reservations Network is also prominently featured on and directly linked to most of the leading Internet search engines and online communities, including America Online, Lycos, Yahoo!, Citysearch, Excite and Infoseek. Through these agreements, its accommodations are prominently featured on and linked to these affiliated websites on a co-branded or private label basis.

    Hotel Reservations Network has room supply relationships with a wide range of independent hotel operators and lodging properties, as well as hotels associated with national chains, including Hilton, Sheraton, Wyndham, Radisson, Best Western, Loews, Doubletree and Hampton Inn. Hotel Reservations Network believes that these suppliers view it as an efficient distribution channel to help maximize their overall revenues and occupancy levels. Although Hotel Reservations Network contracts in advance for volume room commitments, its supply contracts often allow it to return unsold rooms without penalty within a specified period of time. In addition, because Hotel Reservations Network contracts to purchase rooms in advance, it is able to manage billing procedures for the rooms it sells and thereby maintain direct relationships with its customers. Hotel Reservations Network has developed proprietary revenue management and reservation systems software that is integrated with its websites and call center operations. These systems and software enable Hotel Reservations Network to accurately monitor its room inventory and provide prompt, efficient customer service. Hotel Reservations Network believes that its supply contracts and revenue management capabilities differentiate it from retail travel agencies and other commission-based resellers of accommodations.

    In January 2001, Hotel Reservations Network entered into an agreement to acquire all of the outstanding equity securities of TravelNow.com Inc. for approximately $47.4 million in cash. The acquisition was consummated on February 16, 2001. TravelNow.com Inc. provides customers the ability to book hotel rooms, airline travel and car rentals through its own website, www.travelnow.com, and through more than 12,000 affiliated websites.

TELESERVICES

    Precision Response Corporation ("PRC") is a leading full-service provider of outsourced customer care, utilizing a fully-integrated mix of traditional call center and e-commerce customer care solutions and services, to large corporations and internet-focused companies.

    PRC's current integration of teleservices, e-commerce customer care services, information technology, which includes database marketing and management, and fulfillment services as part of a one-stop solution, provides a cost-effective and efficient method for its clients to manage their growing customer service and marketing needs. PRC's integration of internet communications as another part of its one-stop solution enables it to offer a full spectrum of Customer Relationship Management

("CRM") capabilities. CRM is the practice of identifying, attracting and retaining the best customers to generate profitable revenue growth. PRC is typically involved in all stages of formulating, designing and implementing its clients' customer service and marketing programs. USAi believes that this integrated, solution-oriented approach, combined with the sophisticated use of advanced technologies, provides a distinct competitive advantage in attracting and retaining clients seeking cost-effective ways to contact and service prospective and existing customers.

    During 2000, PRC continued its strategic initiatives to capitalize on the growth of Internet commerce by continuing its integration of internet technologies with current products and services through its multimedia "customer interaction centers." These multimedia centers are support facilities in which customer care associates interact with customers over multiple communications channels. PRC currently operates approximately 7,900 workstations within 18 customer interaction centers.

    PRC's customer care operations allow clients to establish and maintain direct communications with their customers. PRC can provide a stand-alone service application or support for an existing program. PRC also specializes in business-to-consumer and business-to-business programs and is experienced in a wide range of industries including telecommunications, financial services, hospitality, transportation and e-commerce/internet.

    PRC's primary source of revenue is its customer care activities generally comprised of inbound (customer-initiated) and outbound teleservicing, as well as other means such as e-mail, web collaboration and online chat/IP telephony, all of which involve direct communication with the clients' customers. The majority of revenues are derived from inbound teleservicing. Inbound teleservicing consists of longer-term customer care and customer service programs that tend to be more predictable than other teleservicing revenues.

    In handling inbound calls, customer care associates respond to a variety of customer requests, including inquiries, billing questions, complaints, direct mail response and order processing and provide technical support. The complexity of inbound calls ranges from simple one dimensional data look-ups to more complex multi-system navigation and analysis or sophisticated technical help and trouble shooting. Automated call distributors and digital telephony switches identify each inbound call by an "800" number, then routes the call to a customer care associate trained and dedicated to that particular client's program.

    PRC's outbound services traditionally included conducting customer satisfaction and preference surveys and cross-selling client products, as well as providing proactive customer management with the goal of increased sales and enhanced customer retention. Almost all of these outbound calls were in response to customer-initiated inquiries or made to a client's existing customers. In an effort to enhance its existing CRM services and expand its outbound teleservicing offerings, PRC acquired Access Direct Telemarketing, Inc. ("ADT") on November 13, 2000. ADT, which is headquartered in Cedar Rapids, Iowa, is a leading provider of outbound teleservices, as well as customer care and sales support services. ADT provides outbound and inbound, business-to-business and business-to-consumer, telemarketing services specializing in financial services, publishing, utilities and technology. The majority of ADT's revenues are from outbound teleservices, which includes cross-selling, upgrading and save retention programs for client products or services.

    In addition to its traditional teleservices-based customer care services, PRC provides, and continues to develop, a total customer care solution for companies conducting business over the internet. PRC provides e-mail response and management services ("click-to-email"), live web-based customer care services ("click-to-talk", "click-to-chat"), and customer information and database management to companies engaged in e-commerce and other forms of internet communications on a fully outsourced, turnkey basis.

    PRC offers a wide variety of information technology services including formulating, designing and customizing teleservicing and electronic applications, programming, and demographic and psychographic profiling. Information technology specialists design, develop and manage applications for each client's unique customer service and marketing programs. PRC has developed a specialized component-based development software strategy with related proprietary products for its teleservicing, e-commerce and fulfillment customer care services.

    Fulfillment services include high-speed laser and electronic document printing, lettershop and automated mailing, pick and pack capabilities, e-mail and web-based tracking and order-entry communications. While fulfillment services represent a relatively small portion of PRC's revenues, they enable the support of full-service customer care and marketing programs by managing and fulfilling requests for literature, products and other specialty items and by permitting the rapid distribution of client marketing information and products.

    PRC seeks to develop and maintain long-term relationships with its clients and targets those companies which have the potential for generating recurring revenues due to the magnitude of their customer service departments or marketing programs. Although PRC enters into written contracts with its clients, generally either party retains the right to terminate on varying periods of prior notice. The contracts do not assure a specific level of revenue or designate PRC as the exclusive service provider. Contracts typically encompass all aspects of the relationship with the client, together with all applicable charges.

    PRC's teleservicing charges are currently primarily based on a fixed hourly fee for dedicated service; however, in the future PRC may engage in transaction-based pricing arrangements for certain of its clients' business segments. Charges for database marketing and management services are based on an hourly rate or on the volume of information stored. Charges for fulfillment services are typically assessed on a transaction basis, with an additional charge for warehousing products for clients. PRC assesses separate charges for program design, development and implementation, database design and management, training or retraining of personnel, processing and access fees and account services, where appropriate. Billing charges for internet customer care and electronic message servicing are based on hourly rates and on a transaction basis, respectively, or a combination of charges thereof.

CITYSEARCH

    Citysearch.com is a network of local portal city guide sites that offer primarily original local content for major cities in the United States and abroad, as well as practical transactional tools to get things done online. The city guides provide up-to-date, locally produced information about a city's arts and entertainment events, bars and restaurants, recreation, community activities and businesses (shopping and professional services), as well as local news, sports and weather updates. Citysearch city guides also let people act on what they learn by supporting online business transactions, including ticketing, reservations, auctions, matchmaking, merchandise sales and classifieds. Citysearch local city guides now cover more than 100 cities worldwide.

    As of December 31, 2000, Ticketmaster had launched citysearch.com sites in 103 cities in the United States, 100 of which are owned and operated by Ticketmaster and the remaining three of which are partner-led. In 33 of the domestic markets in which citysearch.com sites are owned and operated by Ticketmaster, Ticketmaster also maintains local sales and content offices. Ticketmaster has also launched citysearch.com sites in 21 international markets, all of which are partner-led. Although Ticketmaster intends to focus its efforts in the city guides and classifieds segment in fiscal 2001 on further developing the domestic markets in which it already launched citysearch.com sites, Ticketmaster intends to continue to expand its services in other markets by partnering internationally with major media companies. Ticketmaster's international media partners bring capital, brand recognition, promotional strength and local knowledge to their city guides and allow Ticketmaster to build out its international network of sites faster than it could solely through owned and operated sites.

    Citysearch offers several options for businesses seeking to create a web presence, from a basic website to a multi-page site with additional features and functionality. Business customers generally enter into a one-year agreement that automatically converts into a month-to-month contract upon expiration of the initial term. Citysearch provides an integrated solution for businesses to establish a web presence, including design, photography, layout, posting of updated information, hosting and maintenance. Enhanced features and functionality such as panoramic images, photo galleries and audio clips are available for an additional cost. Citysearch enables its business customers to provide their targeted audiences with current information about their products and services, including photographs, prices, location(s), schedules of live entertainment, sales and other relevant information. Citysearch offers business customers a certain number of free updates each month.

MATCH.COM

    Match.com is a leading online matchmaking and dating service which offers single adults a convenient and private environment for meeting other singles. In combination with the One & Only Network, another online personals company Ticketmaster acquired in 1999 and which it is combining with Match.com (the combined operations to be called Match.com), Match.com has more than 9 million user registrations and approximately 1.5 million active users, generating more than 100 million monthly page views.

    Match.com is designed to provide adults with a secure, effective environment for meeting other single adults. Match.com provides users with access to other users' personal profiles and enables a user interested in meeting another user to send email messages to that user. Email recipients can respond, or not, depending on their interest in the sender. Match.com offers users a free service that includes searching, matching and responding to emails from Match.com users; should the user elect to initiate email contact with another Match.com user, Match.com charges a monthly subscription fee with discounts for longer term subscriptions. Match.com seeks to maintain a balanced number of male and female users by, among other things, forming relationships with women-oriented Internet sites. Match.com also has implemented a number of measures designed to keep the site secure for use by single women.

    In September 1999, Ticketmaster purchased One & Only Network, another leading Internet personals company, which also operates a large online affiliate program primarily focused on online matchmaking. One & Only Network provides classified personals content to large and small businesses and individual Web entrepreneurs. These affiliates are able to join the One & Only Network for free, and earn commissions on each customer subscription they sell into One & Only Network's online matchmaking service.

    Match.com has entered into partnerships and strategic alliances with third parties in order to increase subscriptions in general as well as to target particular segments of its potential subscriber base. For example, Match.com is the primary provider of personals on The Microsoft Network (MSN) in the United States and the United Kingdom and the premiere provider of personals on the MSN local and entertainment channels. In addition, Match.com is the premiere provider of personals on iWon.com and AskJeeves.com and has entered into an agreement to become the premiere provider of personals to certain America Online, Inc. properties. Match.com also has an exclusive arrangement with the Yahoo! Personals section of the Yahoo.com site, through which it offers free profile posting on March.com as part of the Yahoo! Personals ad posting process. Through its affiliate program, One & Only Network has partnered with over 175,000 web masters (persons or companies who operate their own websites) whose websites are linked to One & Only Network's content. Match.com and One & Only Network expect to continue to pursue strategic alliances and partnerships, both through the affiliate program and through agreements with third parties, in an effort to expand their overall subscriber base and to encourage subscriptions from targeted audiences.

    Match.com purchases advertising on websites, including strategic placement of ads on web pages related to romance and personals, in an effort to increase subscriptions and promote the Match.com brand name. As part of the integration of Match.com and One & Only Network, the combined companies will use the Match.com name, and Ticketmaster intends to focus future advertising efforts on building this brand.

USA ELECTRONIC COMMERCE SOLUTIONS

    USA Electronic Commerce Solutions (formerly USA Electronic Commerce and Services) was formed in October 1999. ECS offers third parties an opportunity to access more than 20 years of experience in electronic retailing and media within USAi to engage in direct selling and to enhance their direct marketing capabilities. ECS packages scalable solutions in areas of merchandising, database marketing, teleservicing, online customer care and fulfillment. ECS's services are supported by the media and commerce assets of USAi, including call center and customer relationship management services from PRC, warehousing and fulfillment systems of Home Shopping Network, transaction enabling technology of Styleclick, and promotion inventory of the USA Cable channels and Ticketmaster websites.

    ECS operates its business in the areas of Online Ventures, ECS Direct and Short Shopping. Through Online Ventures, ECS operates and manages online stores by partnering with third parties with strong brands that are committed to using the Internet as a means of providing content and information to further enhance these brands. Within the context of these brand extensions, ECS creates direct selling experiences online by operating and managing the direct selling environment and infrastructure. ECS' services within the Online Ventures area include fulfillment, customer service and customer care, website e-commerce enablement, merchandising and Short Shopping. In addition, through Online Ventures, ECS provides integrated marketing solutions to its online venture partners, as well as to the sponsors and marketing partners of its venture partners.

    ECS Direct provides clients with telemarketing services, email campaigns and other direct selling opportunities in support of sales initiatives, merchandising opportunities and partnership marketing programs. Short Shopping is USAi's contextual commerce business that offers clients a means of marketing, selling and delivering products to targeted television viewers through direct selling commercials and through direct selling initiatives embedded in traditional programming.

    In February 2000, ECS announced its first broad partnership with The National Basketball Association (the "NBA"), pursuant to which ECS provides integrated media marketing services, database-driven offers, catalogs and promotion, in addition to fulfillment, customer service and merchandising services for NBA.com. ECS also produces Short Shopping spots for the NBA. In January 2001, ECS announced an agreement with Turner Sports Interactive, a division of AOL Time Warner, pursuant to which ECS obtained the exclusive rights to operate the online store on NASCAR.com. Also in January 2001, ECS announced an agreement with SportsLine, Inc., under which ECS obtained the exclusive rights to operate the online stores of CBS SportsLine.com and mvp.com. And in February 2001, ECS announced a broad partnership with the PGA Tour, pursuant to which ECS obtained the exclusive rights to operate the online store for all PGA Tour-branded websites, as well as the exclusive rights to provide integrated media marketing services, produce Short Shopping Spots, and leverage the online store's database to develop marketing programs for the Tour's marketing partners and sponsors.

STYLECLICK

    STYLECLICK SERVICE FOR BUSINESS CUSTOMERS. Styleclick provides customized "end-to-end" e-commerce and merchandising solutions to companies in search of effective and profitable online strategies. Styleclick offers such business clients a range of services and products, including website design and development; product imaging and presentation; merchandising; online sales, visualization and merchandising technologies; and back-end integration. In connection with Styleclick's operation of most of these websites, Styleclick provides customer service and fulfillment through contractors including affiliates of USAi. These websites are hosted on servers owned by Styleclick and rely on a combination of third party and Styleclick proprietary technology to operate. Styleclick generates revenue from clients of its customized "end-to-end" e-commerce solutions via service fees charged for such design, construction, operations and maintenance services, as well as service fees charged for processing the sites' e-commerce transactions.

    Styleclick anticipates that ECS will be Styleclick's largest customer during 2001 as a result of ECS's engaging Styleclick to build the online store for NASCAR, the PGA Tour and CBS/Sportsline as a part of the overall services offered by ECS. In addition, Styleclick and ECS intend to seek opportunities to expand Styleclick's role as a vendor of ECS. To the extent such opportunities arise, Styleclick may become increasingly dependent upon ECS's ability to sell services, including the services provided by Styleclick, to its existing and future customers. ECS is under no obligation to use Styleclick's services and there is no assurance that ECS will continue to use Styleclick's services, or to use such services at the level anticipated by Styleclick. ECS's inability to achieve anticipated sales levels, or its decision not to utilize the services of Styleclick, could have a material adverse effect on Styleclick's business, financial condition and results of operations.

    Styleclick has faced certain challenges in meeting its obligations to its customers in a timely manner as a result of technology and other issues. Styleclick management believes that with the technology platform acquired in March 2001 from MVP.com, together with the employees hired in connection therewith, Styleclick will be able to adequately address those challenges in the near future. However, there can be no assurance that the technology platform acquired from MVP.com will successfully address such problems, in which case Styleclick faces the risk of losing existing customers, adversely affecting Styleclick's results of operations and making it more difficult to attract new customers.

    Styleclick and USAi are considering arrangements whereby USAi or its affiliates would provide certain administrative and operational services to Styleclick. Styleclick expects that these arrangements, if adopted, would reduce Styleclick's expenses and may improve the likelihood that ECS would supply business opportunites to Styleclick. There can be no assurance that such arrangements will be put in place, what the terms of such arrangements would be or whether such arrangements would, in fact, result in increased business opportunities for Styleclick.

    STYLECLICK SERVICE FOR CONSUMERS. Styleclick designs, builds and operates for itself e-commerce websites, some of which operate under trademarks that it owns and some of which operate under licensed trademarks. Styleclick's revenue sources for all of these sites include sales to consumers, including shipping and handling charges, and often include service fees charged for design, construction, operations and maintenance services. Although Styleclick has purchased inventory in the past, it has ceased doing so and intends to source its product for these sites in the future through consignment and drop-ship arrangements. Styleclick has substantially decreased emphasis on its consumer services operating under Styleclick-owned brands, including decreasing marketing cash expenditures and inventory expenditures.

    RECENT DEVELOPMENTS. In March 2001, Styleclick announced a new company organization designed to advance its offering of scalable commerce services. The announcement included Styleclick's acquisition of the MVP.com technology platform, Also in March 2001, the Styleclick Board elected two executives of ECS to top management positions at Styleclick, and certain senior executives of Styleclick left the company.

    As a result of the current and anticipated operating losses of Styleclick and the continuing evaluation of the operations and technology, management recorded a write-down of $145.6 million as goodwill amortization as of December 31, 2000. Management is continuing to evaluate the operations of Styleclick, which could result in additional write-downs and costs to further restructure the business to improve results.

BROADCASTING

    USA Broadcasting, through its wholly owned subsidiaries, owns and operates 13 full-power UHF television stations, including one satellite station, in 12 of the nation's top 22 markets. The following sets forth information on the 13 full-power stations:

     TELEVISION                             METROPOLITAN     TELEVISION                           METROPOLITAN
       STATION          CITY OF LICENSE      AREA SERVED      STATION     CITY OF LICENSE         AREA SERVED
     ----------         ---------------     ------------     ----------   ---------------         ------------
   WHSE-TV(*   )          Newark, NJ        New York, NY     WHOT-TV        Athens, GA            Atlanta, GA
   WHSI-TV(*   )         Smithtown, NY      New York, NY     KHSH-TV        Alvin, TX             Houston, TX
    KHSC-TV               Ontario, CA      Los Angeles, CA   WBHS-TV        Tampa, FL       Tampa/St. Petersburg, FL
    WEHS-TV               Aurora, IL         Chicago, IL     WQHS-TV      Cleveland, OH          Cleveland, OH
                                            Philadelphia,
    WHSP-TV              Vineland, NJ            PA          WAMI-TV      Hollywood, FL            Miami, FL
    WHUB-TV             Marlborough, MA      Boston, MA      WBSF-TV      Melbourne, FL           Orlando, FL
    KSTR-TV               Irving, TX         Dallas, TX

------------------------------

(*) Operating as a satellite of WHSE-TV, WHSI-TV primarily rebroadcasts the signal of WHSE-TV.

    USA Broadcasting also owns minority interests in an additional four full-power UHF television stations. See "Broadcast Station Interests" below for a description of the minority interests. On December 7, 2000, USAi announced an agreement to sell the above-referenced full-power stations and minority interests to Univision Communications Inc. The transactions with Univision are expected to close during 2001 and January 2002 (see "Recent Developments").

    With the exception of the television stations serving the Miami/Ft. Lauderdale, Dallas/Ft. Worth and Atlanta markets, each of USA Broadcasting's full-power television stations airs Home Shopping Network's electronic- retail sales programming.

BROADCAST STATION INTERESTS(3)

    As of December 31, 2000, USA Broadcasting and its affiliates held minority interests in several television stations as described below:

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

------------------------
(3) In December 2000, HSE Media LLC, a subsidiary of USAi, agreed to acquire WAVB-TV, San Juan, Puerto Rico, WVEO- TV, Aguadilla, Puerto Rico, and
    WVOZ-TV, Ponce, Puerto Rico. See "Business-USA Electronic
    Retailing-International Home Shopping Networks-Spanish Language Networks".

    - An affiliate of USA Broadcasting holds a 49% nonvoting common stock interest in Golden Link TV, Inc. (f/k/a Channel 66 of Vallejo, California, Inc.), licensee of Station KPST-TV, Vallejo, California which serves the San Francisco market.

    PROGRAMMING. Each of the full-power stations, other than the stations in the Miami/Ft. Lauderdale, Dallas/Ft. Worth and Atlanta markets, through the applicable subsidiaries, broadcasts HSN for approximately 164 hours per week. Miami/Ft. Lauderdale, Dallas/Ft. Worth and Atlanta currently air general entertainment programming in the manner of an "independent" television station. The agreement with Univision permits the continued airing of HSN on the stations until January 10, 2002.

LPTV STATIONS

    USAi's 26 low-power television stations, which were not sold to Univision, are located in the areas of New York, New York; Atlanta, Georgia; St. Petersburg, Florida; St. Louis, Missouri; Knoxville, Tennessee; Minneapolis, Minnesota; New Orleans, Louisiana; Roanoke, Virginia; Tucson, Arizona; Tulsa, Oklahoma; Wichita, Kansas; Columbus, Ohio; Kansas City, Missouri; Springfield, Illinois; Huntington, West Virginia; Champaign, Illinois; Toledo, Ohio; Portsmouth, Virginia; Raleigh, North Carolina; Des Moines, Iowa; Shreveport, Louisiana; Spokane, Washington; Pensacola, Florida; Birmingham, Alabama; Mobile, Alabama; and Jacksonville, Florida. USAi's low-power television stations, for the most part, carry America's Store. The low-power television stations have an average coverage radius of 10-12 miles and an average transmitter power of 1,000-2,000 watts. This contrasts with USAi's full-power UHF television stations, which cover an average radius of 45-55 miles and have an average transmitter power of 120,000 watts. Each of the low-power television stations are regarded by the FCC as having secondary status to full-power stations and are subject to being displaced by changes in full-power stations resulting from digital television allotments. To date, the only station displaced is the St. Petersburg station where the USA Broadcasting licensee subsidiary has filed with the FCC a request for special temporary authority to remain dark while awaiting grant of a pending application for a new channel.

                                   REGULATION

CURRENT FCC REGULATION

    A portion of USAi's businesses is subject to various statutes, rules, regulations and orders relating to communications and generally administered by the FCC. The communications industry, including the operation of television broadcast stations, cable television systems, satellite distribution systems and other multichannel distribution systems and, in some respects, vertically integrated cable programmers, is subject to substantial federal regulation, particularly under the Communications Act of 1934, as amended (the "Communications Act"), and the rules and regulations promulgated thereunder by the FCC. Cable television systems are also subject to regulation at the state and local levels. The Communications Act prohibits the operation of television broadcast stations except under a license issued by the FCC and empowers the FCC to issue, renew, revoke and modify broadcast licenses, to determine the location of stations, to establish areas to be served and to regulate aspects of broadcast and cable programming. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without prior FCC approval. If the FCC determines that violations of the Communications Act or any FCC rule have occurred, it may impose sanctions ranging from admonishment of a licensee to license revocation.

    The following summary does not purport to be a complete discussion of all provisions of the Communications Act or other congressional acts or of FCC regulations and policies that may affect USAi's businesses. For further information concerning the nature and extent of federal regulation of broadcast stations, you should review the Communications Act, other congressional acts, FCC rules and the public notices and rulings of the FCC. There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, public affairs programming, equal opportunity employment and other matters affecting USAi's business and operations.

REGULATION OF CABLE SYSTEM OPERATORS AFFILIATED WITH VIDEO PROGRAMMING VENDORS

    The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") prohibits a cable operator from engaging in unfair methods of competition that prevent or significantly hinder competing multichannel video programming distributors from providing satellite-delivered programming to their subscribers. The FCC has adopted regulations to (1) prevent a cable operator that has an attributable interest, including voting or non-voting stock ownership of at least 5%, in a programming vendor from exercising improper influence over the programming vendor in the latter's dealings with competitors to cable; and (2) to prevent a programmer in which a cable operator has an attributable interest from discriminating among cable operators and other multichannel video programming distributors, including other cable operators.

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

    Under the 1992 Act, the FCC set a 40% limit on the number of programming channels on a cable system that may be occupied by video programmers in which the cable operator has an attributable interest. The U.S. Court of Appeals for the D.C. Circuit has overturned the 40% limit and remanded the issue to the FCC.

CABLE TELEVISION RATE REGULATION

    The Telecommunications Act phased out cable rate regulation, except with respect to the "basic" tier, which must include all local broadcast stations and public, educational, and governmental access channels and must be provided to all subscribers. Home Shopping Network and America's Store programming are distributed on the basic tier in some areas, and "expanded basic" tiers in other areas. USA Network and Sci Fi Channel are primarily distributed on expanded basic tiers. Rate regulation of all non-basic tiers including the expanded basic tiers was eliminated as of March 31, 1999. The local franchising authorities are primarily responsible for regulating the basic tier of cable service. Because USAi's revenues are, to some degree, affected by changes in cable subscriber rates, increased regulation of cable subscriber rates, or a reduction in the rates that cable service providers may charge customers, could have a significant impact on USAi's revenues.

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

    Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have enacted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies. USAi is not able to predict the impact such regulation could have on its businesses.

OTHER CABLE REGULATION

    Cable television operators also are subject to regulations concerning the commercial limits in children's programming and political advertising.

BROADCAST TELEVISION LICENSE GRANT AND RENEWAL

    The Communications Act provides that a broadcast license, including the licenses controlled by USA Broadcasting, may be granted to any applicant upon a finding that the public interest, convenience and necessity would be served thereby, subject to limitations. Television stations operate according to broadcasting licenses that are usually granted by the FCC for a maximum permitted term of eight years, subject to renewal upon application to the FCC.

ALIEN OWNERSHIP OF TELEVISION BROADCAST STATIONS

    The Communications Act prohibits the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is beneficially or nominally owned or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is beneficially or nominally owned or voted by Aliens. Under the relevant provision of the Communications Act, Universal is considered an Alien, since a substantial majority of its capital stock is owned by Vivendi Universal S.A., a French corporation. At the Annual Meeting of Stockholders held in February 1998, USAi's stockholders approved amendments to USAi's certificate of incorporation to ensure that USAi will continue to be in compliance with the Alien ownership limitation of the Communications Act. Universal's equity interest in USAi, to the extent held through the ownership of LLC Shares relating to USANi LLC, which does not hold any broadcast licenses, is not regarded as an equity interest in USAi for purposes of the statutory provision regarding Alien ownership.

MULTIPLE AND CROSS OWNERSHIP

    Under the FCC's rules, an individual or entity may hold attributable interests in an unlimited number of television stations nationwide, subject to the restriction that no individual or entity may have an attributable interest in television stations reaching, in the aggregate, more than 35% of the national television viewing audience (subject to a 50% discount in the number of television households attributed to any UHF station).

    The FCC's "television duopoly" rule bars one entity from having attributable interests in two television stations in the same Nielsen Designated Market Area
(DMA) unless: (1) one of the two stations is not among the top four in audience share and (2) at least eight independently owned and operated commercial and noncommercial television stations will remain in the DMA if the proposed transaction is consummated. The rule also permits common ownership of two television stations with overlapping service contours if they are assigned to different DMAs or of stations in the same DMA where one of the stations to be commonly owned has failed, is failing or is unbuilt or where extraordinary public interest factors are present.

    Under the FCC's current Attribution Rules, a party will be deemed to have a cognizable interest in a television or radio station, cable system or daily newspaper that triggers the FCC's cross-ownership restrictions if (1) it is a non-passive investor and it owns 5% or more of the voting stock in the media outlet; (2) it is a passive investor (i.e., bank trust department, insurance company or mutual fund) and it owns 20% or more of the voting stock; or (3) its interest (which may be in the form of debt or equity (even if non-voting), or both) exceeds 33% of the total asset value of the media outlet and it either
(i) supplies at least 15% of a station's weekly broadcast hours or (ii) has an attributable interest, independent of this total asset rule, in another media outlet in the same market.

    The FCC has eliminated its single majority shareholder exception, which previously enabled a single shareholder that owned more than 50 percent of a media outlet's voting stock to be the only attributable shareholder in that outlet, even if other shareholders in that media outlet had interests (such as 5% or more of the voting stock) that otherwise would have caused them to be attributable. All interests that were deemed to be non-attributable based on the single majority shareholder exception as of January 2001 will continue to be treated as non-attributable interests.

    Liberty's ownership interests in USAi, including its non-voting ownership interest in the BDTV entities, have been structured to comply with these regulations and with the FCC's June 14, 1996 "Memorandum Opinion and Order" concerning the Silver King transaction. Liberty's ownership of USANi LLC shares relating to USANi LLC is not regarded as an equity interest in USAi for purposes of the FCC cross-ownership rules or practices. Two members of USAi's board of directors, Messrs. Paul G. Allen and William D. Savoy, have attributable interests in cable television systems located within the coverage areas of certain of the television stations controlled by USA Broadcasting. On
November 3, 1998, USAi notified the FCC that Messrs. Allen and Savoy have pledged to recuse themselves from any matters that come before USAi's Board of Directors pertaining to the operation or management of the television stations and therefore qualify under the FCC's rules for exemption from attribution of any interests of USAi or USA Broadcasting in the television stations.

DIGITAL TELEVISION

    The FCC has taken a number of steps to implement digital television service (including high-definition television) in the United States, including the adoption of a final table of digital channel allotments and rules for the implementation of digital television. The table of digital allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to digital television, conditioned upon the surrender of one of the channels at the end of the digital television transition period. USAi has commenced construction of its digital facilities for three of its stations, and has completed construction for WHUB-DT, which began reduced-power digital operations in October 1998. The FCC has set a target date of 2002 for completion of construction of digital television facilities and 2006 for expiration of the digital transition period, subject to biennial reviews to evaluate the progress of digital television, including the rate of consumer acceptance.

    On September 12, 2001, the FCC plans to auction the 700 MHz spectrum currently occupied by television broadcast stations on Channels 60-69 for new wireless uses. Despite the scheduled auction, broadcasters will not be required to cease operating on Channels 60-69 until December 31, 2006 (the scheduled end of the DTV transition period). However, the FCC has adopted rules that will allow television stations to vacate their 700 MHz spectrum on an expedited basis though voluntarily negotiated agreements between broadcast licensees and the high bidders in the 700 MHz auction. USAB has eight analog and two digital stations operating on Channels 60-69.

    USAi continually reviews developments relating to the FCC's digital television proceedings, and the digital television industry generally. Material developments in this regard could have an impact on USAi's businesses. For example, in the future, up to five of USAi's 26 low-power television stations, as well as other low-power television affiliates of Home Shopping Network, may have to cease operations due to irremediable interference to or from new digital television allocations. Under procedures established in the digital television rulemaking proceeding, USAi has filed applications for authorization to shift the operation of 18 low-power television stations to alternative channels. To date, six of such applications have been granted by the FCC. The remaining two of USAi's low-power television stations are not expected to be subject to digital television displacement at their existing channel assignments.

CHILDREN'S TELEVISION PROGRAMMING

    Under legislation enacted in 1990, the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger is limited to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends. In addition, the FCC has adopted a guideline for processing television station renewals under which stations are found to have complied with the

Children's Television Act if they broadcast three hours per week of "core" children's educational programming, which, among other things, must have as a significant purpose serving the educational and informational needs of children 16 years of age and younger. A television station found not to have complied with the children's commercial limitations and/or the "core" programming processing guideline could face sanctions, including monetary fines and the possible non-renewal of its broadcasting license, if it has not demonstrated compliance with the Children's Television Act in other ways.

MUST-CARRY/RETRANSMISSION CONSENT

    Television broadcasters are required to make triennial elections to exercise either "must-carry" or "retransmission consent" rights with respect to their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a television broadcaster demands carriage on a specified channel on cable systems within its television market (defined by Nielsen as a Designated Market Area (DMA)). Alternatively, if a television broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. Home Shopping Network, USA Broadcasting and USA Cable are affected by the must-carry rules. The FCC currently is conducting a rulemaking proceeding to determine whether, in certain circumstances, it should require carriage of a television station's digital and analog signals.

SHVIA

    The Satellite Home Viewer Improvement Act ("SHVIA"), which was enacted on November 29, 1999 provides, among other things, for a statutory copyright license to enable satellite carriers to retransmit local television broadcast stations into the stations' respective local markets. SHVIA does not require satellite carriers to deliver local stations into their local markets--so called "local-into-local" service. However, as of January 1, 2002, a satellite carrier that chooses to carry at least one local television broadcast station signal pursuant to the statutory copyright must also carry any other full power local television station in the market that requests carriage. In certain instances, a satellite carrier is not required to carry duplicative signals of commercial television stations serving the same local market. Satellite carriers will be prohibited from providing local-into-local service without the consent or must-carry election of a station, but stations will be obligated to engage in good faith retransmission consent negotiations with the carriers.

CLOSED CAPTIONING

    The FCC's closed captioning rules, which became effective January 1, 1998, provide for the phased implementation, beginning in the year 2000, of a universal on-screen captioning requirement with respect to the vast majority of video programming. The captioning requirement applies to programming transmitted by broadcast television stations and cable programming networks. Both USA Broadcasting and Home Shopping Network have applied to the FCC for waivers of the closed captioning rules. Parties are not required to comply with the closed captioning rules while they have waiver requests pending.

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

COMMUNITY BROADCASTERS PROTECTION ACT

    The Community Broadcasters Protection Act of 1999 (CBPA) established a new Class A television status that offers certain protections to "qualifying" low power television (LPTV) stations from full-power television service. In order to qualify for Class A status, an LPTV station must meet specific criteria contained in the CBPA. Alternatively, the CBPA allows the FCC to grant Class A status to any LPTV station if the FCC finds that such a grant would serve the public interest, convenience and necessity. On January 28, 2000, USAB filed statements of Class A eligibility for each of its LPTV stations. The eligibility statements acknowledged that the USAB stations had not the specific CBPA criteria but instead set forth why the LPTV stations should qualify for Class A status pursuant to the public interest test. On April 4, 2000, the FCC released an Order in which it interpreted the CBPA's public interest test extremely narrowly and on June 9, 2000, applying this narrow interpretation, the FCC dismissed USAB's eligibility statements, along with several other public interest test-based eligibility statements filed by other LPTV licensees. USAB and several other parties have filed appeals with the FCC seeking reconsideration of its narrow interpretation. These appeals remain pending.

OTHER BROADCAST TELEVISION REGULATIONS

    The FCC continues to enforce its regulations concerning "indecent" programming, political advertising, environmental concerns, technical operating matters and antenna tower maintenance and marking. In addition, FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license.

PROPOSED CHANGES

    Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of USAi's broadcast stations and broadcast and cable programming networks. In addition to the changes and proposed changes noted above, such matters include, for example, rate regulation for upper tiers of service, political advertising rates and potential restrictions on the advertising of products (beer, wine and hard liquor, for example). Other matters that could affect USAi's regulated media businesses include technological innovations and developments generally affecting competition in the mass communications industry, such as direct radio and television broadcast satellite service, the continued establishment of wireless cable systems, digital television and radio technologies, and the advent of telephone company participation in the provision of video programming service.

TELEPHONE SALES REGULATION

    Telephone sales practices are regulated at both the Federal and state level. The rules of the FCC under the Federal Telephone Consumer Protection Act of 1991 (the "TCPA") prohibit the initiation of telephone solicitations to residential subscribers before 8:00 a.m. or after 9:00 p.m., local time, prohibit the use of automated telephone dialing equipment to call certain telephone numbers, and contain certain disclosure requirements (including a requirement that the caller must give a telephone number or address, during the call, where the seller can be reached). In addition, the FCC rules require teleservicers to have procedures in place to maintain lists of residential customers who do not want to receive telephone solicitations and to avoid making calls to those customers. The FCC rules also prohibit the use of pre-recorded or artificial voice calls to consumers (with limited exceptions) and advertising via telephone facsimile machines. The FCC, private individuals and state attorneys general may seek both injunctive and monetary relief for violation of these FCC rules. Monetary damages may be awarded for the greater of actual damages or $1,500 per offense for willful violation of these rules.

    The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA") broadly authorizes the Federal Trade Commission (the "FTC") to issue regulations prohibiting misrepresentation in telephone sales. In
August 1995, the FTC issued rules under the TCFAPA. These rules set forth disclosure requirements for telemarketers when placing calls, prohibit deceptive telemarketing acts or practices during solicitation, provide guidelines on collecting payments by check and credit cards, provide restrictions on abusive telephone solicitation practices and promulgate certain record keeping requirements. The FTC, private individuals and state attorneys general may seek both injunctive and monetary damages for violation of these FTC rules. Penalties may range up to $10,000 for each intentional violation of these rules.

    USAi believes that its subsidiaries subject to these regulations, principally PRC, are in compliance with the TCPA and FCC rules thereunder and with the FTC's rules under the TCFAPA.

    Most states have enacted or are considering legislation to regulate telephone solicitations. For example, some states require telemarketers to be licensed and bonded by state regulatory agencies prior to soliciting purchasers within that state. Additionally, telephone sales in many states cannot be final unless a written contract is delivered to, and signed and returned by the buyer and may be canceled within three business days. Penalties for violation of these state telemarketing regulations vary from state to state and include civil as well as criminal penalties. From time to time, bills are introduced in Congress which, if enacted, would regulate the use of credit information.

OTHER REGULATORY CONSIDERATIONS

    USAi and its subsidiaries are also subject to varying degrees of other government regulation. Ticketmaster is regulated by certain state and local regulations, including laws that establish maximum convenience charges on tickets for certain sporting events. Other bills that could affect the way Ticketmaster does business, including bills that would regulate the amount of convenience charges and handling charges, are introduced from time to time in federal, state and local legislative bodies. Ticketmaster is unable to predict whether any such bills will be adopted and, if so, the impact thereof on its business.

    Some segments of the travel industry are heavily regulated by federal, state and foreign governments and, accordingly, some products and services Hotel Reservations Network offers are affected by these regulations. All of Hotel Reservations Network's products and services are subject ot federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices. In addition, federal regulations concerning the display and presentation of information currently applicable to hotel and lodging booking services could be extended to Hotel Reservations Network in the future.

    The industries served by PRC are also subject to varying degrees of government regulation, including state qualification and licensing requirements. PRC works closely with its clients and their advisors to develop the scripts to be used by PRC in connection with making customer contacts and to comply with any state qualifications and/or licensing necessary to perform the services for clients. PRC generally requires its clients to indemnify PRC against claims and expenses arising with respect to PRC's services performed on its clients' behalf.

    Increasing concern over consumer privacy, including regulations relating to the use of the Internet with customer care and service, has led to the introduction from time to time of proposed legislation, including at the federal level, that could impact the Company's businesses. The Company cannot predict whether any of these types of legislation will be enacted and what effect, if any, it would have on the Company and its subsidiaries.

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

                                  COMPETITION

USA ENTERTAINMENT

CABLE AND STUDIOS

    USA CABLE

    VIEWERSHIP AND ADVERTISING REVENUES. USA Cable competes for access to its customers and for audience share and revenue with broadcasters and other forms of entertainment. Cable operators and other distributors only contract to carry a limited number of the available networks. Therefore, they may decide not to offer a particular network to their subscribers, or they may package a network with other networks in a manner that only a portion of their subscribers will receive the service (for example, by charging an additional fee). In addition, there has been increased consolidation among cable operators, so that USA Cable's networks have become increasingly subject to the carriage decisions made by a small number of operators. This consolidation may reduce the per-subscriber fees received from cable operators in the future. The consolidation also means that the loss by any network of any one or more of its major distributors could have a material adverse impact on that network. The competition for advertising revenues also has become more intense as the number of television networks has increased. While many factors affect advertising rates, ultimately they are dependent on the numbers and types of viewers which a program attracts. As more networks compete for viewers, it becomes increasingly difficult to increase or even maintain a network's number of viewers. Moreover, to do so may require a network to spend significantly greater amounts of money on programming. Therefore, greater pressure may be placed on the networks' ability to generate advertising revenue increases consistent with the increases they have achieved in the past. Both USA Cable and Studios USA are affected by competition for advertising revenues.

    THIRD-PARTY PROGRAMMING. The competition for third-party programming is likely to increase. Many networks, including USA Cable's networks, are affiliated with companies that produce programming. This programming is becoming increasingly difficult to acquire by anyone other than the affiliated networks. As a result, with affiliated programming already generally spoken for, there is likely to be strong competition to acquire remaining third party (non-affiliated) programming.

    STUDIOS USA

    PROGRAMMING. Studios USA operates in a highly competitive environment. The production and distribution of television programming are highly competitive businesses. Television programs produced by Studios USA compete with all other forms of network and syndication programming, as well as other forms of entertainment. Competition is also faced from other major television studios and independent producers for creative talent, writers and producers. The profitability of Studios USA is dependent upon factors such as public taste that is volatile, shifts in demand, economic conditions and technological developments.

    In 1995, the FCC repealed its financial interest and syndication rules ("fin-syn rules"). The fin-syn rules were adopted in 1970 to limit television network control over television programming and to foster the development of diverse programming sources. The rules had restricted the ability of the three established, major U.S. televisions networks (I.E., ABC, CBS and NBC) to own and syndicate television programming. The repeal of the rules has increased in-house production of television programming for the networks' own use. As a result of the repeal of the fin-syn rules, the industry has become increasingly vertically integrated, with virtually all of the major broadcast networks being aligned with a major studio. In addition, two major broadcast networks have formed their own in-house production units. There can be no assurance that these changes will not have a negative impact on Studios USA's business as its network customers are now able to choose between their own product and Studios USA's product in making programming decisions. Nonetheless, up through the current 2000/2001 season, Studios USA has continued to remain one of the primary independent suppliers of U.S. television programming.

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

USA ELECTRONIC RETAILING

HOME SHOPPING NETWORK

    The Home Shopping Network business operates in a highly competitive environment. It is in direct competition with retail merchandisers, other electronic retailers, direct marketing retailers such as mail order companies, companies that sell from catalogs, other discount retailers and companies that market through computer technology.

    Home Shopping Network and QVC, Inc. are currently the two leading electronic retailing companies. Liberty, a subsidiary of AT&T which holds a substantial equity interest in USAi and USANi LLC, currently owns 43% of QVC but has entered into a stockholders agreement with Comcast Corporation, which owns 57% of QVC, under which Comcast Corporation controls the day to day operations of QVC. There are other companies, some having an affiliation or common ownership with cable operators, that now market merchandise by means of live television. A number of other entities are engaged in direct retail sales businesses which utilize television in some form and which target the same markets in which Home Shopping Network operates. Some competitors of the Home Shopping Network business are larger and more diversified than USAi.

    VIEWERSHIP. The Home Shopping Network business also competes for access to its customers and for audience share and revenue with broadcasters and conventional forms of entertainment and information, such as programming for network and independent broadcast television stations, basic and pay cable television services, satellite master antenna systems, home satellite dishes and home entertainment centers, newspapers, radio, magazines, outdoor advertising, transit advertising and direct mail. In particular, the price and availability of programming for cable television systems affect the availability of these channels for HSN, America's Store and HSE programming and the compensation which must be paid to cable operators for carriage of HSN, America's Store and HSE programming.

    CHANNEL CAPACITY. In addition, due to a number of factors, including the development of cable operator owned programming, the competition for channel capacity has substantially increased. With the advent of digital cable and new compression technologies on the horizon, this competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. No prediction can be made with respect to the viability of these technologies or the extent to which they will ultimately impact the availability of channel capacity. A substantial portion of USAi's businesses are affected by changes in channel capacity and competition among programming providers for available channel capacity.

HSN INTERNATIONAL

    HSN's largest competitor internationally is QVC. QVC operates QVC The Shopping Channel in the United Kingdom and also QVC Deutschland GmbH in Germany. QVC has also announced that it will begin a television shopping channel in Japan in the spring of 2001. Other competitors to HSN in the international area include Bertelsmann, which has also announced plans to begin a German-language television shopping channel in Germany sometime in 2001. In France and portions of Belgium, the French channels TF1 and M6 each have several hours daily of French-language television shopping programming. Additionally, several other companies have announced plans to begin television shopping channels in China that would compete with HSN's interest in TVSN there. There are also other operators throughout the world using infomercials and small amount of live programming that compete with HSN's international operations.

HSN INTERACTIVE

    HSN.COM. Home Shopping Network operates HSN.com, an Internet retailing service that competes with numerous other on-line retail operations, including iQVC, which is operated by Home Shopping Network's principal television retailing competitor. Home Shopping Network/HSN.com potentially face competition from a number of large online communities and services that have expertise in developing online commerce. USAi believes that the principal competitive factors in this market are scale, selection of goods, customer service, reliability of delivery, brand recognition, website convenience and accessibility, price, quality of search tools and system reliability.

    DIRECT SELLING PROGRAMS/OTHER TRANSACTIONAL TELEVISION OPPORTUNITIES. Home Shopping Network's businesses of producing and distributing Direct Selling Programs and developing other transactional television opportunities compete with numerous other infomercial and other businesses, some of which have extensive experience in production, distribution and fulfillment. USAi believes that the principal competitive factors in these markets are access to and selection of goods and prominent personalities, price, production qualities, market understanding, media selection and scale.

USA INFORMATION AND SERVICES

TICKETING OPERATIONS

    Ticketmaster's ticketing business, including ticketmaster.com, faces competition from other national and regional ticketing service companies, as well as from its clients who may elect to fulfill ticketing distribution and management functions through their own systems. Not all facilities, promoters and other potential clients use the services of an automated ticketing company, choosing instead to distribute their tickets through their own internal box offices or other distribution channels. Accordingly, Ticketmaster competes with the facilities, promoters and other potential clients for the right to distribute their tickets at retail outlets, by telephone and on the Internet. Among those who perform their own ticketing are The Shubert Organization (Telecharge), the New York Mets and various other sports teams and venues.

    For those facilities and promoters that decide to use the services of an automated ticketing company, Ticketmaster competes with many international, national and regional ticketing systems, such as Telecharge Systems, which is a division of The Shubert Organization, Inc., and Tickets.com, which merged with Advantix, Inc. in May 1999. Advantix, Inc. had previously acquired Protix, Inc. in September 1998. Several of Ticketmaster's competitors have operations in multiple locations throughout the United States, while others compete principally in one specific geographic location. One or more of these regional ticketing systems could expand into other regions or nationally. Other companies compete with Ticketmaster by selling stand-alone automated ticketing systems to enable the facilities to do their own ticketing, including companies that sell systems under the names Paciolan Systems, Inc. in the United States, Bocs in the United Kingdom, and Softix in Australia, New Zealand and Pacific Rim countries. Ticketmaster has experienced substantial competition for potential client accounts and renewals of contracts, such as the 2002 Winter Olympics in Salt Lake City, the Thomas & Mack Center in Las Vegas, Nevada, Major League Baseball and various Major League Baseball teams. Accordingly, there can be no assurance that prospective or renewal clients will enter into contracts with Ticketmaster rather than Ticketmaster's competitors. Ticketmaster competes on the basis of products and service provided, capability of the ticketing system, its distribution network, reliability and price.

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

    Ticketmaster believes that the principal competitive factors for all its services, including its ticketing, city guides and online personals businesses, include: depth, quality and comprehensiveness of content; ease of use; distribution; search capability; and brand recognition. Many of Ticketmaster's city guide competitors have greater financial and marketing resources than it has and may have significant competitive advantages through other lines of business and existing business relationships. Ticketmaster cannot assure you that it will be able to successfully compete against its current or future competitors or that competition will not have a material adverse effect on its business, financial condition and results of operations. Furthermore, as a strategic response to changes in the competitive environment, Ticketmaster may make certain pricing, servicing or marketing decisions or enter into acquisitions or new ventures that could have a material adverse effect on its business, financial condition and results of operations.

HOTEL RESERVATIONS

    The market for travel products and services, and particularly the market for lodging accommodations, is intensely competitive and has relatively low barriers to entry. Hotel Reservations Network believes that competition in the lodging accommodations market is based predominantly on price, selection and availability of lodging alternatives, selection of destination markets, ease of use of online booking service, customer service, reliability and travel-related content.

    Hotel Reservations Network competes against other consolidators of lodging accommodations, hotels, travel agencies and other online travel services. Currently, most hotels sell their services through travel agencies, travel wholesalers or directly to customers, mainly by telephone. Increasingly, major hotels are offering travel products and services directly to consumers through their own websites. USAi believes that this trend will continue. Hotels and travel agents also may continue to rely upon central reservations systems. Hotel Reservations Network also competes with travel-related websites such as Expedia, Travelocity, TravelWeb (operated by Pegasus Solutions), Places To Stay (operated by WorldRes.com), Priceline.com, Travelscape and GetThere.com, among others. Although Hotel Reservations Network currently has agreements with some of these websites under which its booking engine is prominently displayed on and integrated into their websites, there can be no assurance that these affiliations will continue in the future or that they will continue to be beneficial to Hotel Reservations Network's business and it may find itself in competition with these affiliates. As the market for online travel products and services grows, Hotel Reservations Network believes that companies already involved in the online travel products and services industry, as well as traditional travel suppliers and travel agencies, will increase their efforts to develop services that compete with Hotel Reservations Network's online products and services. Hotel Reservations Network also faces potential competition from Internet companies not yet in the leisure travel market and from travel companies not yet operating online. USAi is unable to anticipate which other companies are likely to offer products or services in the future that will compete with the products and services provided by Hotel Reservations Network.

    In addition, some of Hotel Reservations Network's current and potential competitors, including Travelocity and Expedia, have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than Hotel Reservations Network and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of Hotel Reservations Network's competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to website and systems development than Hotel Reservations Network. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on Hotel Reservations Network. There can be no assurance that Hotel Reservations Network will be able to compete successfully against current and future competitors or address increased competitive pressures.

TELESERVICES

    The interactive customer communications industry in which PRC operates is very competitive and highly fragmented. Competitors range in size from very small firms offering specialized applications and short-term projects, to large independent and international firms and the in-house operations of many clients and potential clients. In-house interactive customer communications organizations comprise the largest segment of the industry. The market includes non-captive interactive customer service operations such as APAC Customer Services, Convergys Corporation, RMH Teleservices, SITEL Corporation, Sykes Enterprises, TeleSpectrum Worldwide, TeleTech Holdings and West Corporation. In addition, some of PRC's services also compete with other forms of direct marketing such as mailhouses, television, radio and on-line services. PRC believes that the principal competitive factors in its industry are a reputation for quality, sales and marketing results, price, technological expertise and application, and the ability to promptly provide clients with customized and creative solutions and approaches to their customer service and marketing needs. PRC believes that it competes favorably with other companies with respect to the foregoing factors for large-scale, ongoing customer service and marketing programs where the principal competitive factor is quality. PRC has not generally chosen to compete for high-volume outbound marketing programs where the principal competitive factor is price. Certain competitors may have capabilities and resources greater than PRC's which may be a competitive disadvantage in bidding for very large programs.

CITYSEARCH

    The markets for local interactive content and services are highly competitive and diverse. Citysearch's primary competitors include Digital
City, Inc., a company wholly owned by America Online, Inc., Tribune Company, Cox Interactive and Knight Ridder's Real Cities. Citysearch also competes with numerous search engines and other site aggregation companies, media, telecommunications and cable companies, Internet service providers and niche competitors which focus on a specific category or geography and compete with specific content offerings provided by us. Furthermore, additional major media and other companies with financial and other resources greater than Ticketmaster may introduce new Internet products addressing the local interactive content and service market in the future.

MATCH.COM

    The online dating services market is very competitive. Match.com's and One & Only Network's primary competitors include FriendFinder, Inc. and Matchmaker.com, Inc., both of whom charge subscribers fees for use of their services. In addition, Match.com and One & Only Network face significant competition from online dating services which are free to subscribers and which are offered by most major portal sites, including Yahoo! Inc. and Excite@Home Inc., among others.

USA ELECTRONIC COMMERCE SOLUTIONS

    ECS competes with a number of companies in the online ventures category, including Global Sports, FanBuzz and eVenator. ECS also competes with companies that provide certain portions of its online store operations, including fulfillment and customer service providers, transaction enablers and consulting firms. In the area of direct marketing, ECS competes in a competitive and fractured business against various online and offline marketers. In addition, as the market for electronic retailing grows, other service providers may increase their efforts to develop services that compete with those offered by ECS. ECS believes that the principal competitive factors in its business are scalability, depth of e-commerce offering and ability to offer end-to-end solutions. There can be no assurance that ECS will be able to compete successfully against current and future competitors.

STYLECLICK

    Styleclick faces competition from companies that currently provide e-commerce services similar to those offered by Styleclick, including Blue Martini, BEA, CrossCommerce, Digital River, Vcommerce, Global Sports, InterWorld and Escalate. Certain of Styleclick's competitors may be advantaged as compared to Styleclick with respect to technology, client lists, scale and access to capital. In addition, Styleclick potentially faces competition from companies, such as Amazon.com, that possess the technology and expertise necessary to effectively operate large-scale e-commerce businesses, but that may not currently offer such services to third-parties. In addition, Styleclick's consumer businesses face competition from auction companies including eBay, Yahoo! Auctions, uBid, Microsoft Auctions, Auctionwatch and FairMarket, that have significantly stronger brands, higher usage and greater resources than Styleclick. In addition, Styleclick's challenges in meeting its obligations to its existing customers may make it difficult for Styleclick to attract or adequately service new customers. Styleclick's management believes that its recent purchase of the technology platform of MVP.com, Inc. will improve its competitive position in the marketplace, although it cannot guarantee that this will be the case. Styleclick believes that the principal competitive factors in this market are scale, selection of goods, customer service, reliability of delivery, brand recognition, website convenience and accessibility, price, quality of search tools and system reliability.

                                   EMPLOYEES

    As of the close of business on December 31, 2000, USAi and its subsidiaries employed approximately 20,780 full-time employees, with approximately 1,080 employees employed by USA Cable and Studios USA, 5,520 employees employed by Electronic Retailing, 360 employees employed by Hotel Reservations, 200 employees employed by Styleclick, 110 employees employed by USA Films, 220 employees employed by USA Broadcasting, 4,500 employees employed by Ticketmaster, including Citysearch and Match.com, 8,700 employees employed by Teleservices and 90 employees employed by USA Electronic Commerce Solutions. Of these employees, 6,890 were employed by USAi through USANi LLC. USAi believes that it generally has good employee relationships, including with employees represented by unions and guilds.

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

CORPORATE

    USAi maintains its principal executive offices at Carnegie Hall Tower, 152 West 57th Street, New York, New York which consists of approximately 29,850 square feet leased by USAi through October 30, 2005.

USA ENTERTAINMENT

CABLE AND STUDIOS

    The executive offices of USA Cable are located at 1230 Avenue of the Americas, New York, New York 10020. USA Cable leases approximately 168,000 square feet at this office space under a lease that continues until March 31, 2005, subject to two five-year options to continue the term. USA Cable also has smaller offices in Chicago (affiliate relations and sales), Detroit (sales), and Los Angeles (affiliate relations, sales and programming).

    USA Cable also leases approximately 55,000 square feet in a facility in Jersey City, New Jersey, where USA Cable has its broadcast operations center. This space is used to originate and transmit the USA Network, Sci Fi Channel, Trio, and NWI signals. Post-production for USA Network, Sci Fi Channel, and Trio, including audio production, editing, graphics and duplication, also is performed at this location. The lease for this space continues through April 30, 2009, and there are options to continue the term beyond that time.

    Studios USA currently conducts its domestic television production and distribution operations primarily from its executive and administrative offices in West Hollywood, California (in a facility owned during 2000 by Ticketmaster and sold, effective February 1, 2001, to USAi, located at 8800 Sunset Boulevard, West Holywood, California 90069) and in New York City (in leased office space located at 1325 Avenue of the Americas, New York, New York 10019). Additionally, Studios USA has four domestic sales offices located in Atlanta, Chicago, Dallas and New York City. Production facilities in Southern California are leased primarily from Universal on its Universal City lot on an as-needed basis depending upon production schedules. Studios USA also leases production facilities in New York City--for the production of LAW & ORDER, LAW & ORDER:
SPECIAL VICTIMS UNIT, DEADLINE, WELCOME TO NEW YORK, SALLY and MAURY, in California for FIRST YEARS and in Chicago for production of THE JERRY SPRINGER SHOW.

FILMED ENTERTAINMENT

    USA Films' executive offices are located in New York, New York. Approximately 15,000 square feet are maintained under a lease expiring on June 30, 2009.

    USA Films also maintains offices in Beverly Hills, California, where it currently leases approximately 20,000 square feet under a lease expiring on May 31, 2007.

USA ELECTRONIC RETAILING

HOME SHOPPING NETWORK

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

    Home Shopping Network owns and operates a warehouse located in Salem, Virginia, consisting of approximately 780,000 square feet, which is used as a fulfillment center. In addition, Home Shopping Network leases one additional location in Salem, Virginia consisting of 194,750 square feet and two additional locations in Roanoke, Virginia consisting of 70,000 square feet and 383,000 square feet.

    Home Shopping Network leases a 817,750 square foot warehouse in Fontana, California which it expects to open as an additional fulfillment facility in 2001.

    Home Shopping Network's retail outlet subsidiary leases five retail stores in the Tampa Bay, Orlando and Chicago areas totaling approximately 105,785 square feet.

HSN INTERNATIONAL

    HOT Germany owns no real estate in Germany, although it leases approximately 3,200 square meters in Ismaning, Germany (outside Munich) for offices and studios.

USA INFORMATION AND SERVICES

TICKETMASTER

    Ticketmaster's corporate offices are housed at 3701 Wilshire Boulevard, Los Angeles, California, where it currently leases approximately 68,600 square fees under a lease expiring in 2006. Ticketmaster leases office space in various cities throughout the United States, the United Kingdom, Ireland, Australia and Canada. As of December 31, 2000, Ticketmaster had approximately 623,700 square feet of space under lease, with scheduled expirations ranging from March 2001 to May 2009.

    Ticketmaster owned an office building in West Hollywood, California, which it has sold, effective February 1, 2001, to USAi, and Ticketmaster owns an operating office in Vancouver, Canada.

HOTEL RESERVATIONS

    Hotel Reservations Network's operations are headquartered in Dallas, Texas, where it leases an aggregate of approximately 38,000 square feet of office space. The lease for this space expires in 2003.

    TravelNow.com's offices are located in Springfield, Missouri, where it currently leases approximately 12,500 square feet of office space.

    Hotel Reservations Network also leases office space in Ft. Worth and Pharr, Texas, Miami, Florida, Grand Haven, Michigan, and Paris, France.

TELESERVICES

    PRC's headquarters are located in Plantation, Florida, where it leases approximately 45,000 square feet of space under a lease expiring in March 2010, with options to renew for up to an additional 15 years.

    As of December 31, 2000, PRC had 18 customer interaction centers. Three new multimedia centers were opened during 2000. Additionally, one of USAi's existing centers was transitioned to PRC in July 2000. PRC also increased its portfolio of centers as a result of its acquisition of ADT on November 13, 2000, which leases and operates six centers throughout the state of Iowa.

    As of December 31, 2000, PRC operated the following customer interaction centers:

                                               APPROXIMATE NUMBER OF
                                 APPROXIMATE       WORKSTATIONS
           LOCATION              SQUARE FEET   AT DECEMBER 31, 2000
           --------              -----------   ---------------------
        Miami, Florida              29,000               375
     Miami Lakes, Florida           38,000               530
       Kendall, Florida             24,000               405
       Orlando, Florida             34,000               629
       Margate, Florida             34,000               581
  Miami-Glades, Florida (1)        138,000             1,421
    Jacksonville, Florida           74,000             1,030
    East Kendall, Florida           12,000               165
     Sunrise, Florida (1)           41,000               443
    Cutler Ridge, Florida          109,000               634
    Shreveport, Louisiana           35,000               306
Cedar Rapids (Westdale), Iowa        6,000               135
    Cedar Rapids, Iowa(1)            9,000                90
       Coralville, Iowa             13,000               150
          Ames, Iowa                12,000               176
      Marshalltown, Iowa             9,000               127
       Des Moines, Iowa             12,000               152
  West Mifflin, Pennsylvania        64,000               521
                                                       -----
                                                       7,870
                                                       =====

------------------------

(1) Certain administrative and operational departments are also located in this facility.

    PRC leases all of the above facilities, with the exception of the facility located in Sunrise, Florida, which it owns. The leases for these facilities expire between 2001 and 2022 assuming the exercise of all renewal options.

CITYSEARCH

    Ticketmaster's city guide headquarters are located in Pasadena, California, where it currently leases approximately 46,300 square feet under a lease expiring in 2002. Ticketmaster also leases local office space for its city guides in approximately 32 cities throughout the United States and abroad. Local offices range in size from less than 2,000 square feet to 10,000 square feet and have lease terms that range from month-to month to seven years. None of such leases expires later than 2005, except for the San Francisco lease which expires in 2006.

MATCH.COM

    Ticketmaster's internet personals businesses are located in Dallas, Texas, where it currently leases approximately 31,300 square feet under a lease expiring in 2005.

USA ELECTRONIC COMMERCE SOLUTIONS

    The executive offices of USA Electronic Commerce Solutions are located at 810 Seventh Avenue, 18th Floor, New York, New York. Approximately 15,500 square feet are maintained under a lease expiring in 2010.

STYLECLICK

    Styleclick's headquarters are in Los Angeles, where it leases 23,000 square feet under a lease expiring 2005. Styleclick has a second location in Culver City, California with 23,000 square feet under a lease expiring in 2006. Styleclick's New York office consists of 4,000 square feet under a month to month arrangement with Ticketmaster. Styleclick leases a 4800 square foot facility in High Point, North Carolina under a lease that expires in 2004. Styleclick leases an additional 10,000 square feet in Los Angeles, under a lease expiring in 2002, which it subleases to a third party.

BROADCASTING

    USAi owns or leases office, studio and transmitter space for the USA Station Group stations which will be transferred to Univision as part of the Univision Transaction.

    USAi leases the following low-power television transmitter sites:

Atlanta, GA     Kansas City, MO  Portsmouth, VA  St. Louis, MO
Birmingham, AL  Knoxville, TN    Raleigh, NC     St. Petersburg, FL
Champaign, IL   Minneapolis, MN  Roanoke, VA     Toledo, OH
Columbus, OH    Mobile, AL       Shreveport, LA  Tulsa, OK
Des Moines, IA  New Orleans, LA  Springfield,    Tucson, AZ
                                 IL
Huntington, WV  New York, NY     Spokane, WA     Wichita, KS
Jacksonville,   Pensacola, FL
FL

ITEM 3. LEGAL PROCEEDINGS

    In the ordinary course of business, USAi and USANi LLC and their subsidiaries are parties to litigation involving property, personal injury, contract and other claims. The amounts that may be recovered in these matters may be subject to insurance coverage. Although amounts received in litigation are not expected to be material to the financial position or operations of USAi and USANi LLC, this litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

ASCAP LITIGATION

    USA Cable's networks, USA Network, Sci Fi Channel, Trio and NWI, along with almost every other satellite-delivered network, are involved in continuing disputes regarding the amounts to be paid by it for the performance of copyrighted music in the repertories of the American Society of Composers, Authors and Publishers ("ASCAP") and by Broadcast Music, Inc. ("BMI"). The payments to be made to ASCAP will be determined in a "rate court" proceeding under the jurisdiction of the U.S. District Court for the Southern District of New York. In the initial phase of this proceeding, it was determined that USA Network must pay ASCAP interim license fees calculated at 0.3% of the gross revenues of USA Network. The same interim fee subsequently has been agreed to for Sci Fi Channel, Trio and NWI. This fee level is subject to upward or downward adjustment based on the ultimate outcome of the rate court proceeding, or as the result of future negotiations. The relevant time periods are subsequent to January 1, 1986 with respect to USA Network and subsequent to launch with respect to Sci Fi Channel, Trio and NWI. As to BMI, interim fees are being paid by USA Network, Sci Fi Channel, Trio and NWI. These interim fees are subject to upward or downward adjustment, based on a future negotiated resolution or submission of the issue to BMI's own federal "rate court." USA Network's fees to BMI are final through June 30, 1992 and interim thereafter. The fees of the remaining services are interim from their dates of launch. USAi cannot predict the final outcome of these disputes, but does not believe that it will have a material impact on its financial results.

HOME SHOPPING NETWORK CONSUMER CLASS ACTION

    On November 15, 1999, Home Shopping Network was named as a defendant in a consumer class action lawsuit entitled BRUCE TOMPKINS, HENRIETTA BUCK AND JODI HABEL HILL ON BEHALF OF THEMSELVES AND ALL OTHER SIMILARLY SITUATED INDIVIDUALS
V. PROTEVA, INC., HOME SHOPPING NETWORK, INC. D/B/A HOME SHOPPING NETWORK AND THE HOME SHOPPING NETWORK, JOHN ROBERTS, VIVIAN ROBERTS MCKINLEY, KN CHAN, WILLIAM LYNCH AND BRIAN JORDAN, filed in the Chancery Division of the Circuit Court of Cook County, Illinois, Case No. 99 CH 12013. The action is purportedly brought on behalf of consumers who were alleged to have purchased a Proteva personal computer from one of the defendants and experienced one of the three following conditions: (a) the computer was or became defective upon purchase or soon thereafter, (b) a defendant refused or failed to honor the rebate offer which was offered as part of the sale, or (c) a defendant refused or failed to provide customer service as purportedly advertised. In the complaint, the plaintiffs assert causes of action for consumer fraud, breach of implied warranty of merchantability and unjust enrichment and seek compensatory and punitive damages along with interest, costs and attorneys' fees. Home Shopping Network has filed an answer to the complaint.

    The plaintiffs filed an amended class action complaint that, among other things: (i) added an additional named plaintiff, Susan Leff, (ii) added Home Shopping Club LP, Warrantech Helpdesk, Inc., Banctech Service, Inc. and Timespace Internet, Inc. as named defendants, (iii) removed two individuals as named defendants, Vivian Roberts McKinley and Kn Chan, and (iv) expanded the existing warranty cause of action to also apply to breach of express warranty. On May 9, 2000, Home Shopping Network, Inc. and Home Shopping Club LP (the "HSN Defendants") filed a motion to dismiss the amended complaint. On May 23, 2000, the Cook County Circuit Court addressed the HSN Defendants' motion to dismiss by entering an Order that, in pertinent part, required the plaintiffs to file a second amended complaint. On June 6, 2000, the plaintiffs filed a second amended class action complaint that, among other things, added an additional named plaintiff, Anastasia Kolias, and asserted two additional causes of action for negligent misrepresentation and breach of contract. The HSN Defendants have filed an answer and affirmative defenses to the second amended complaint.

    On December 1, 2000, the plaintiffs filed a third amended class action complaint that, among other things: (i) added an additional named plaintiff, Wayne Varner, (ii) apparently removed three corporate defendants, Warrantech Helpdesk, Inc., Banctec Services Corp. and Timespace Internet, Inc., and
(iii) removed causes of actions for negligent misrepresentation and breach of contract. The HSN Defendants have filed an answer and affirmative defenses to the third amended complaint. The parties are engaged in the discovery process. On February 27, 2001, the plaintiffs filed a motion for class certification. The HSN Defendants intend to oppose the motion for class certification and will continue to vigorously defend this action.

JOVON LITIGATION

    Silver King Capital Corporation held an option to acquire 45% of the stock of Jovon Broadcasting Corporation, licensee of WJYS-TV, Hammond, Indiana. In a 1996 order, the FCC ruled that USAi could proceed to exercise its option to acquire 45% of Jovon's stock, but limited the present exercise of that option to no more than 33% of Jovon's outstanding stock. Certain entities controlled by USAi filed litigation on May 30, 1997 in the Circuit Court of Pinellas County, Florida against Jovon and Joseph and Yvonne Stroud seeking declaratory and injunctive relief to permit USAi to proceed with the exercise of its option, or, in the alternative, to obtain damages for breach of contract by Jovon. On September 11, 1998, the FCC released a Memorandum Opinion and Order affirming its earlier holding that the option does not violate the cross-interest policy and may be exercised up to a one-third equity interest in Jovon. The FCC left the validity of the option agreement to be determined by the state courts. On October 13, 1998, USAi filed a Request for Clarification, seeking to confirm that it may use a trust mechanism in order to exercise the option. On
January 9, 1998, the Circuit Court of Pinellas County, Florida denied Jovon's motion to dismiss litigation brought by certain entities controlled by USAi against Jovon, but granted the Strouds' motion to dismiss. The court stayed the action.

    On February 1, 1999, the court lifted the stay. Thereafter, the entities controlled by USAi filed an Amended Complaint that named Joseph and Yvonne Stroud as additional defendants and sought additional equitable relief. On
April 9, 1999, Jovon and the Strouds answered the Amended Complaint and moved for Summary Judgment. The court granted the Motion for Summary Judgment by Order dated June 1, 1999 and entered the Order of Summary Final Judgment on June 15, 1999 on the grounds that (1) according to the FCC, the option agreement is "not legal" and (2) the option agreement was legally terminated by Jovon in October 1988. Thereafter, on July 12, 1999, the entities controlled by USAi filed a Notice of Appeal with the court to appeal the Order of Summary Final Judgment to the Court of Appeal for the Second District of Florida. On
November 8, 1999, the FCC released a Memorandum Opinion and Order dismissing USAi's Request for Clarification as moot based on the Florida Circuit Court's determination that Jovon had validly terminated the Option Agreement. USAi filed a Petition for Reconsideration of the FCC's Memorandum Opinion and Order on December 8, 1999. The Petition was opposed by Jovon.

    The Federal Communications Commission released on October 6, 2000 a Memorandum Opinion and Order confirming that the Company could have used an insulated trust mechanism to exercise the option. The FCC again stated that the validity of the option agreement was a matter for determination by the state courts. Oral argument occurred before the Court of Appeal for the Second District of Florida on October 25, 2000. On November 15, 2000, the Court of Appeal issued an Opinion affirming the trial court decision. On November 28, 2000, the USAi entities involved in the action filed motions for rehearing, rehearing en banc and certification. The Court of Appeal denied the USAi entities' motions. USAi does not believe that the outcome of this litigation will have a material impact on its financial results.

URBAN LITIGATION

    Beginning in October 1996, Home Shopping Club, Inc. ("HSC"), predecessor in interest to HSN LP, withheld monthly payments under the Affiliation Agreement with Urban Broadcasting Corporation due to breaches of the Affiliation Agreement by Urban. Urban contested this action. In addition, on January 10, 1997, Urban filed an Emergency Request for Declaratory Ruling with the FCC requesting an order that the requirement in the Affiliation Agreement that Urban broadcast at full-power violates the FCC's rules, or alternatively, requesting that the FCC revise the terms of the Affiliation Agreement to bring it into compliance with its Rules. Urban also requested that the FCC undertake an inquiry into USAi's actions of withholding payments to Urban to determine whether USAi is fit to remain an FCC licensee. On December 17, 1999, Urban filed a Supplement to Emergency Request for Declaratory Relief requesting that the FCC (1) set a deadline for reformation of several agreements between the parties, (2) rule that the station's power authorized level is lower than the level set by current authorizations and (3) agree not to pass on any applications for assignment or transfer of the station. Certain entities controlled by USAi filed an opposition to this Request on January 10, 2000 to which Urban replied on January 27, 2000. As of this date, no ruling has been issued by the FCC.

    On October 23, 1997, HSC filed suit against Urban in the Circuit Court for Arlington County, Virginia seeking a judicial declaration that it was entitled to withhold the payments in dispute because of Urban's breaches of the Affiliation Agreement. Urban responded with counterclaims and began a related action in the Circuit Court against HSC, HSN, Inc. (now USAi) and Silver King Broadcasting of Virginia, Inc. (now USA Station Group of Virginia, Inc. ("USA-SGV")). Urban asserted contract and tort claims related to HSC's decision to withhold affiliation payments. A trial was held on April 5-7, 1999. At the conclusion of Urban's case, the court ruled that Urban's evidence be struck and that judgment be entered in favor of HSC, USAi and USA-SGV on all counts of Urban's First Amended Motion for Judgment. Further, the court ruled that the related chancery action, which had been consolidated with the law action for trial, be severed for further proceedings at some future date. A Final Order of Judgment concerning the above rulings was entered by the court on May 5, 1999. On

May 3, 1999, HSC, USAi and USA-SGV filed a Motion for Summary Judgment directed to all remaining counts in the chancery action. Urban has appealed the judgment in the law action to the Virginia Supreme Court. In addition, on June 11, 1999, judgment was entered in favor of HSC, USAi and USA-SGV on all Urban's counterclaims in the chancery suit, and the trial court granted HSC's request for a declaratory judgment that HSC had not breached the Affiliation Agreement. Urban failed to file a timely appeal of the judgment in the chancery suit. Based on Urban's failure to appeal the chancery suit, USAi has moved to dismiss Urban's appeal in the related law action. A hearing on the motion to dismiss was heard on February 16, 2000. On March 1, 2000, the Virginia Supreme Court granted the motion to dismiss and dismissed Urban's petition for appeal related to the at-law action. On or about March 15, 2000, Urban filed a petition for rehearing which was denied by the Virginia Supreme Court on April 21, 2000.

    On April 20, 2000, Urban filed a motion in the U.S. Bankruptcy Court for the Eastern District of Virginia seeking to have that Court reopen Urban's prior Chapter 11 case and clarify certain factual and legal matters contained within the Court's September 30, 1996 confirmation order. In addition, Amresco Funding Corporation, the entity that provided Urban with bankruptcy exit financing, joined in Urban's motion. By Order dated May 3, 2000, the Court denied Urban's motion. On May 15, 2000, Urban filed a motion requesting that the Court reconsider its May 3, 2000 ruling, or, in the alternative, amend findings of fact. By Memorandum Opinion and Order dated June 9, 2000, the Court denied Urban's motion to reconsider, or, in the alternative, to amend findings of fact.

    On November 12, 1999, the Arlington County Circuit Court granted USA-SGV a default judgment against Urban arising from Urban's defaults on the Loan Agreement for $10,552,060.64, plus interest, plus $8,131 in attorneys fees and costs. Urban has noted an appeal of this judgment. Urban's appeal of this judgment was denied by the Virginia Supreme Court on June 2, 2000, and Urban's petition for rehearing was denied on July 21, 2000.

    On August 1, 2000, Urban and Mr. Theodore M. White, President and owner of all of the voting stock of Urban, filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Columbia. USA-SGV filed motions on August 3, 2000 requesting the Court to:
(a) transfer venue of Urban's bankruptcy case from the U.S. Bankruptcy Court for the District of Columbia to the U.S. Bankruptcy Court for the Eastern District of Virginia, and (b) appoint a Chapter 11 trustee for Urban. The U.S. Bankruptcy Court for the District of Columbia granted USA-SGV's motion to transfer venue. An evidentiary hearing on USA-SGV's motion for entry of an order directing appointment of a Chapter 11 trustee for Urban was scheduled to occur before the Bankruptcy Court for the Eastern District of Virginia on November 29, 2000. On November 29, 2000, the parties entered into a Stipulation and Consent Order Re Motion to Appoint Chapter 11 Trustee. The foregoing order is in the process of being administered by the parties. USAi does not believe that this litigation will have a material impact on its financial results.

TICKETMASTER CONSUMER CLASS ACTION

    During 1994, Ticketmaster was named as a defendant in 16 federal class action lawsuits filed in United States District Courts purportedly on behalf of consumers who were alleged to have purchased tickets to various events through Ticketmaster. These lawsuits alleged that Ticketmaster's activities violated antitrust laws. On December 7, 1994, the Judicial Panel on Multidistrict Litigation transferred all of the lawsuits to the United States District Court for the Eastern District of Missouri for coordinated and consolidated pretrial proceedings. After an amended and consolidated complaint was filed by the plaintiffs, Ticketmaster filed a motion to dismiss and, on May 31, 1996, the District Court granted that motion ruling that the plaintiffs had failed to state a claim upon which relief could be granted. On April 10, 1998, the United States Court of Appeals for the Eighth Circuit issued an opinion affirming the district court's ruling that the plaintiffs lack standing to pursue their claims for damages under the antitrust laws and held that the plaintiffs' status as indirect purchasers of

Ticketmaster's services did not bar them from seeking equitable relief against Ticketmaster. On July 9, 1998, the plaintiffs filed a petition for writ of certiorari to the United States Supreme Court seeking review of the decision dismissing their damage claims. Plaintiff's petition for writ of certiorari in the United States Supreme Court was denied on January 19, 1999. In
November 2000, counsel for the purported class of plaintiffs and Ticketmaster reached an agreement in principle pursuant to which this litigation would be settled. The District Court approved the settlement agreement and is expected to enter an order concluding the litigation in the near future. USAi does not believe that the settlement will have a material impact on its financial results.

TICKETMASTER CASH DISCOUNT LITIGATION

    On or about December 17, 1999, a purported class action lawsuit entitled ADRIANA GARZA, ET AL. V. SOUTHWEST TICKETING, INC., D/B/A TICKETRON, TICKETMASTER AND RAINBOW TICKETMASTER, TICKETMASTER TEXAS MANAGEMENT, TICKETMASTER LLC, TICKETMASTER GROUP, INC., TICKETMASTER
ONLINE-CITYSEARCH, INC. AND THE MAY DEPARTMENT STORES COMPANY, CASE
NO. C-5714-99-B, was filed in state court in the District Court of Hidalgo County, Texas, 93(rd) Judicial District. The plaintiff filed an amended class action petition in state court on June 20, 2000, which claims that Ticketmaster's practice of offering cash discounts against the amount of its service charges at outlets violated various state laws, and asserting an additional claim that the cash discount program in question violates a provision in a Merchant Services Bankcard Agreement between Ticketmaster and Chase Merchant Services L.L.C. and First Financial Bank. Plaintiff claims all consumers using VISA and MasterCard to purchase tickets from Ticketmaster are third-party beneficiaries of this contract. Plaintiff also filed on July 14, 2000 an amended class certification motion. In addition to the nine-state class sought by Plaintiff's original class certification request, the amended motion seeks the certification of a nationwide class of VISA and MasterCard customers since approximately April 1998 to prosecute the alleged third-party beneficiary claim. Ticketmaster filed a summary judgment motion on May 1, 2000 and Plaintiff filed a second amended motion for partial summary judgment on May 24, 2000. Ticketmaster denies the allegations. On July 20, 2000, Ticketmaster removed the case to federal court in McAllen, Texas on the grounds that the newly added third-party beneficiary claim raises a federal question under the Truth-in-Lending Act. On August 1, 2000, Plaintiff filed a motion to remand the case to state court. In December 2000, the plaintiff and defendants reached a tentative settlement of all issues. This settlement will require court approval to be finalized. Once a preliminary approval of the settlement occurs, the terms of the settlement will be announced through notice to the putative class members. The parties agreed to a remand of the matter from federal court to state court on January 17, 2001. The case subsequently was voluntarily dismissed in state court and later refiled in federal court in Texarkana, Texas. On
March 1, 2001, the federal court in Texarkana, Texas, granted preliminary approval of the settlement. USAi does not believe that the settlement will have a material impact on its financial results.

TICKETS.COM LITIGATION

    On July 23, 1999, Ticketmaster Online-Citysearch and Ticketmaster Corporation filed a Complaint seeking damages and injunctive relief against Tickets.com, Inc. ("Tickets.com"), entitled TICKETMASTER CORPORATION AND TICKETMASTER ONLINE-CITYSEARCH, INC. V. TICKETS.COM, INC., Case No. 99-07654 HLH, in the United States District Court for the Central District of California. Ticketmaster claims that Tickets.com violates Ticketmaster's legal and contractual rights by, among other things, (i) providing deep-links to Ticketmaster's internal web pages without Ticketmaster's consent,
(ii) systematically, deceptively and intentionally accessing Ticketmaster's computers and computer systems and copying verbatim Ticketmaster event pages daily and extracting and reprinting Ticketmaster's Uniform Resource Locators ("URLs") and event data and information in complete form on Tickets.com's website and (iii) providing false and misleading information about Ticketmaster, the availability of tickets on the Ticketmaster website, and the relationship between Ticketmaster and Tickets.com. On January 7, 2000, Ticketmaster filed a first amended complaint. Tickets.com filed a motion to dismiss Ticketmaster's first amended complaint on or about February 23, 2000, claiming that Tickets.com did not violate the Copyright Act or Lanham Act and that Ticketmaster's state law claims were preempted and/or did not state a valid claim for relief. The Court denied Tickets.com's motion as to Ticketmaster's claims for copyright infringement, violations of the Lanham Act, state law unfair competition and interference with prospective economic advantage. The Court granted Tickets.com's motion, but gave Ticketmaster leave to amend, as to Ticketmaster's claims for breach of contract, trespass, unjust enrichment and misappropriation. Ticketmaster filed a second amended complaint on April 21, 2000.

    On March 3, 2000, Ticketmaster filed a motion for preliminary injunction, requesting the Court to enjoin Tickets.com from, among other things, deep-linking and "spidering" to Ticketmaster's internal web pages, accessing Ticketmaster's computers and computer systems and copying Ticketmaster's event pages, and providing misleading and false information about Ticketmaster, the availability of tickets on the Ticketmaster website and the relationship between Ticketmaster and Tickets.com. On July 31, 2000, the Court held a hearing. The court took the matter under submission, and on August 11, 2000 issued a ruling denying Ticketmaster's motion for preliminary injunction. On September 8, 2000, Ticketmaster filed a notice of appeal of the Court's order denying Ticketmaster's motion for preliminary injunction. On January 11, 2001, the Ninth Circuit Court of Appeals affirmed the District Court's order denying Ticketmaster's motion for preliminary injunction.

    On May 30, 2000, Tickets.com filed its Answer to Ticketmaster's second amended complaint and counterclaims against Ticketmaster Corporation and Ticketmaster Online-Citysearch, Inc. Tickets.com asserted claims for relief against Ticketmaster for violations of the Sherman Act, sections 1 and 2, violations of California's Cartwright Act, violations of California's Business and Professions Code section 17200, violations of common law restraint of trade and unfair competition and business practices, interference with contract and declaratory relief. Tickets.com claimed that Ticketmaster Corporation's exclusive agreements with Ticketmaster Online-Citysearch, Inc., venues, promoters and other third parties injure competition, violate antitrust laws, constitute unfair competition and interfere with Tickets.com's prospective economic advantages. On July 19, 2000, Ticketmaster filed a motion to dismiss any claim based in whole or in part on Ticketmaster's alleged litigation conduct as well as Tickets.com's ninth claim for relief under California's antitrust laws (the Cartwright Act). On September 25, 2000, the court entered an order denying Ticketmaster's motion on the ground that Tickets.com has the right to pursue some discovery on the issues raised in the motion before the issue can properly be resolved.

    On November 30, 2000, counsel for Ticketmaster and counsel for Tickets.com met pursuant to the required Local Rule 6.2 Early Meeting of Counsel obligation. The parties exchanged information concerning witnesses and documents supporting each side's respective positions, and also exchanged proposals concerning the schedule for the case. Tickets.com has proposed a schedule that would result in a trial date in November 2001. Ticketmaster has proposed a schedule pursuant to which discovery would conclude in November 2001 and after motions and other pretrial matters a trial date would be set in October 2002. The court has not yet issued an order setting a pretrial discovery schedule and a trial date. Ticketmaster believes that Tickets.com's claims are without merit and intends to vigorously defend those claims and Ticketmaster intends to vigorously pursue its claims against Tickets.com.

CLASS ACTION LITIGATION RELATED TO MAGAZINE SALES

    On or about December 18, 2000, Ticketmaster Corporation and Time, Inc. were named as defendants in a purported class action lawsuit filed in the Florida Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County. The lawsuit is entitled VICTORIA MCLEAN V. TICKETMASTER CORPORATION AND TIME, INC., Case No. G0009564. The lawsuit alleges that the offering for sale by Ticketmaster Corporation of subscriptions to Entertainment Weekly magazine, a publication of Time, Inc., as an agent of Time, Inc., involves a pattern of criminal activity, conspiracy and unfair and deceptive trade practices by allegedly disclosing credit card account information to third parties without express written consent and unauthorized posting to credit card accounts. As the prayer for relief in the lawsuit, the plaintiff seeks to have the Court enjoin the business practices of which the plaintiff has complained. In addition, the plaintiff seeks treble monetary damages, as well as attorneys' fees and the costs for pursuing the action. Ticketmaster Corporation and Time, Inc. filed a motion to dismiss the complaint on various grounds. That motion is scheduled to be heard by the Court on July 17, 2001. Ticketmaster believes the lawsuit is without merit and expects to vigorously defend against the lawsuit.

LITIGATION RELATING TO THE COMBINATION OF TICKETMASTER ONLINE-CITYSEARCH AND TICKETMASTER CORPORATION

    On or about November 21, 2000, four of Ticketmaster's shareholders filed separate, virtually identical class action lawsuits against Ticketmaster, USAi and 15 of Ticketmaster's current and former directors. The lawsuits, all of which were filed in the Court of Chancery of the State of Delaware, are entitled SACHS V. CONN, ET AL., Case No. 18517 NC; BEER V. TICKETMASTER ONLINE-CITYSEARCH, INC., ET AL., Case No. 18520 NC; HARBOR FINANCE PARTNERS V. TICKETMASTER ONLINE-CITYSEARCH, ET AL., Case No. 18518 NC; and OSHER V. CONN, ET AL., Case No. 18516 NC. On or about December 1, 2000, one Ticketmaster shareholder filed a derivative lawsuit on Ticketmaster's behalf against USAi and the 15 directors of Ticketmaster. The lawsuit was originally filed as WALDMAN V. CONN, ET AL., Court of Chancery for the State of Delaware, Case No. 18526. The five lawsuits, all of which alleged that the terms of the proposed combination between USAi and Ticketmaster would unfairly benefit USAi at the expense of Ticketmaster and its shareholders, have since been consolidated into one lawsuit entitled IN RE TICKETMASTER SHAREHOLDER LITIGATION, Court of Chancery of the State of Delaware, Case No. 18516. See "Recent Developments."

    The consolidated lawsuit, which was filed on February 5, 2001, is brought by the plaintiffs derivatively on behalf of Ticketmaster. The plaintiffs allege that the proposed combination is the product of unfair self-dealing, and that the consideration that Ticketmaster will pay to USAi is unfair and excessive. The plaintiffs further allege that the directors of Ticketmaster are not disinterested or independent and, therefore, were unable to give unbiased consideration to the transaction or to negotiate the terms of the transaction in good faith and with undivided loyalty. As their prayer for relief in the lawsuit, the plaintiffs sought to have the Court enjoin the defendants from consummating the proposed combination, or in the alternative, to have the Court rescind the proposed combination. In addition, the plaintiffs seek monetary damages, attorneys' fees and other costs of pursuing the lawsuit. None of the defendants has yet filed a response to the consolidated lawsuit. However, Ticketmaster believes that the suit is without merit, and expects all defendants to vigorously defend against the lawsuit.

MARKETINGWORKS LITIGATION

    On October 14, 1999, Marketingworks, Inc., a home video distribution company, filed a complaint against Universal Studios Home Video and Studios USA Television Distribution LLC ("Universal/ USA") in Los Angeles Superior Court, alleging contract and tort claims in connection with a home video series consisting of out-takes from the Jerry Springer Show. Marketingworks contends that in January, 1997, it disclosed confidential marketing plans to Universal Television, which were subsequently appropriated for use in the "out-take" home video series. In January, 2000, Universal/ USA removed the case to Federal Court on the basis of copyright preemption and because Marketingworks sought federal remedies under the Lanham Act. Trial is currently set for July 3, 2001. Universal/USA believes it is unlikely that this claim will present any material liability to the Company and intends to vigorously defend against the lawsuit.

RTL LITIGATION

    On August 25, 2000, RTL Plus Deutschland Fernsehen GMBH & Co. Betriebs-KG, Companie Luxembourgeoise de Telediffusion S.A. and UFA Film-Und
Fernseh-GMBH &Co. KG (collectively "RTL") filed a complaint in the Netherlands against Universal Studios International B.V. ("USI"). USI, the international distribution entity of Universal Studios, Inc., has the rights, subject to various exemptions, to distribute internationally certain television programs owned by Studios USA and other USAi entities. The complaint involves a 10-year "output" agreement between RTL and USI, signed July 30, 1996, pursuant to which, among other things, certain television programs owned by Studios USA and other USAi entities are distributed in Germany (the "RTL Output Agreement"). The RTL Output Agreement also includes "co-production" provisions under which RTL acquires an equity interest in certain programs. The complaint, based on equitable doctrines of "mistake of fact" and "unforeseen circumstances," requests the court to modify or nullify RTL's licensing and "co-production" obligations with respect to current television programs. Studios USA and its affiliated companies are not parties to the RTL Output Agreement. On
November 22, 2000, USAi moved to intervene or, alternatively, to join USI, in the Netherlands proceeding. Studios USA and its affiliated entities believe the RTL complaint to be without merit, and intend to vigorously protect their interests.

TRACY KEENAN WYNN, ET AL. V. NATIONAL BROADCASTING COMPANY, INC., ET AL.

    On October 20, 2000, plaintiffs, a group of television writers over the age of forty, filed a purported class action in the United States District Court for the Central District of California Western Division, against many talent agencies, television networks and studios, including Studios USA LLC, alleging that the defendants were discriminating against older writers by not hiring them for writers positions. In November, 2000, plaintiffs filed an amended complaint adding new plaintiffs, and alleging claims for relief against Studios USA LLC (and others) for: (1) Violation of Federal and State Civil Rights Laws, including the Age Discrimination in Employment Act, 29 U.S.C. Section 623, the California Fair Employment and Housing Act, California Government Code Sections 12940 and 12941, and the New York Human Rights Law, N.Y. Exec. Law Section 296;
(2) Aiding and Abetting Violations of Civil Rights Laws; (3) Conspiracy to Violate Civil Rights (with other commonly owned or affiliated defendants); and
(4) Breach of the Collective Bargaining Agreement under the Labor Management Relations Act, 29 U.S.C. Section 301.

    Studios USA LLC has filed a motion to dismiss this action, or in the alternative, to sever the claims against Studios USA LLC from the claims against the other defendants, based on, among other things, the fact that plaintiffs have alleged a twenty-year conspiracy against a company that was incorporated only several years ago, and the fact that there are a lack of specific allegations against Studios USA LLC. The hearing on the motion, originally set for February 12, 2001, was taken off the calendar and the judge has taken the matter under submission without oral argument. Studios USA LLC believes it is unlikely that this claim will present any material liability to the Company and intends to vigorously defend against the lawsuit.

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

    The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for USAi's common stock on NASDAQ:

                                                                HIGH       LOW
                                                              --------   --------
YEAR ENDED DECEMBER 31, 2000
First Quarter...............................................   $29.06     $19.13
Second Quarter..............................................    24.00      16.88
Third Quarter...............................................    25.94      20.00
Fourth Quarter..............................................    22.38      16.19
YEAR ENDED DECEMBER 31, 1999
First Quarter...............................................   $22.34     $15.56
Second Quarter..............................................    21.56      17.06
Third Quarter...............................................    24.31      18.38
Fourth Quarter..............................................    28.43      17.19

    The bid prices reported for these periods reflect inter-dealer prices, rounded to the nearest cent, and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

    There were approximately 30,000 stockholders of record as of January 31, 2001 and the closing price of USAi's common stock that day was $19.94.

    USAi has paid no cash dividends on its common stock to date and does not anticipate paying cash dividends in the immediate future. Additionally, USAi's current loan facilities preclude the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

    During 2000, USAi has issued shares of its common stock in accordance with exemptions from registration available under the Securities Act of 1933, as amended (the "Securities Act"). A description of the unregistered shares that have been issued by USAi during 2000 and the purposes for which such shares were issued are set forth below.

    1. In January 2000, the Company completed its acquisition of Ingenious Designs, Inc. by issuing 189,608 shares of USAi common stock for all the outstanding stock of IDI, for a total value of approximately
       $5.0 million.

    2. Under the investment agreement relating to the Universal Transaction, USAi granted to Universal and Liberty preemptive rights with respect to future issuances of USAi's common stock and Class B common stock. These preemptive rights generally allow Universal and Liberty the right to maintain an ownership percentage in USAi equal to the ownership percentage that entity held, of a fully converted basis, immediately prior to the issuance. In May 2000, Liberty exercised its preemptive right for 7,920,274 shares of USAi common stock related principally to the PRC Transaction, resulting in proceeds of approximately
       $179.1 million to USAi.

    The sales of securities described in 1 and 2 above were not registered under the Securities Act in reliance upon the exemption contained in Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected historical financial data of USAi for each of the years in the five year period ended December 31, 2000. This data was derived from USAi's audited consolidated financial statements and reflects the operations and financial position of USAi at the dates and for the periods indicated. The information in this table should be read with the financial statements and accompanying notes and other financial data pertaining to USAi included herein. In December 2000, the Company announced that Univision Communications Inc. ("Univision") will acquire, for $1.1 billion in cash, all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations. The sale is subject to regulatory approval and customary closing conditions. USAB is presented as a discontinued operation for all periods presented.

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

                                                                           YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------
                                                        1996(1)      1997(2)     1998(3)(4)     1999(5)       2000(6)
                                                       ----------   ----------   -----------   ----------   -----------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues.........................................  $   36,361   $1,377,145   $ 2,759,896   $3,371,745   $ 4,601,492
Operating profit (loss)..............................        (564)     105,753       249,904      269,914        56,326
Earnings (loss) from continuing operations...........      (1,572)      34,209        63,892       16,515       (88,588)
Net earnings (loss)..................................      (6,539)      13,061        76,874      (27,631)     (147,983)
Basic earnings (loss) per common share from
  continuing operations (7):
Net earnings (loss)..................................        (.04)         .16           .22          .05          (.25)
Diluted earnings (loss) per common share from
  continuing operations (7):.........................        (.04)         .15           .19          .04          (.25)
Basic earnings(loss) per common share (7):...........        (.15)         .06           .27         (.08)         (.41)
Diluted earnings (loss) per common share (7):........        (.15)         .06           .21         (.08)         (.41)
BALANCE SHEET DATA (END OF PERIOD):
Working capital (deficit)............................  $  (24,444)  $   60,941   $   443,408   $  381,046   $   602,588
Total assets.........................................   2,116,232    2,670,796     8,316,190    9,233,227    10,473,870
Long-term obligations, net of current maturities.....     271,430      448,346       775,683      574,979       552,501
Minority interest....................................     356,136      372,223     3,633,597    4,492,066     4,817,137
Stockholders' equity.................................   1,158,749    1,447,354     2,571,405    2,769,729     3,439,871
Other Data:
Net cash provided by (used in):
Operating activities.................................  $   11,968   $   47,673   $   256,929   $  401,577   $   372,507
Investing activities.................................      (2,622)     (82,293)   (1,201,912)    (413,968)     (524,556)
Financing activities.................................      14,120      108,050     1,297,654       55,948        58,346
Effect of exchange rate changes......................          --           --        (1,501)        (123)       (2,687)
EBITDA...............................................       1,267      196,244       487,804      621,100       797,802

------------------------------

(1) The consolidated statement of operations data include the operations of Savoy and Holdco since their acquisition by USAi on December 19, 1996 and December 20, 1996, respectively. Prior to USAi's acquisition of USA Networks, which consisted of USA Network and Sci Fi Channel cable television networks, and the domestic television production and distribution business of Universal, the assets of Holdco consisted principally of our retail sales programs, Home Shopping Network and America's Store.

(2) The consolidated statement of operations data include the operations of Ticketmaster since the acquisition by USAi of its controlling interest in Ticketmaster on July 17, 1997.

(3) The consolidated statement of operations data include the operations of USA Cable and Studios USA since their acquisition by USAi from Universal on February 12, 1998 and Citysearch since its acquisition by USAi on September 28, 1998. For more information about the Ticketmaster Online-Citysearch transaction, see "Corporate History."

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

(6) Includes a pre-tax gain of $104.6 million related to the Styleclick transaction and a pre-tax charge of $145.6 million related to impairment of Styleclick goodwill.

(7) Earnings (loss) per common share data and shares outstanding retroactively reflect the impact of the two-for-one stock splits of USAi's common stock and Class B common stock paid on February 24, 2000 and March 26, 1998. All share numbers give effect to such stock splits.

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

    USAi completed the Universal transaction on February 12, 1998. In the Universal transaction, USAi acquired USA Networks, a New York general partnership, which consisted of USA Network and Sci Fi Channel cable television networks, and Universal Studios, Inc.'s domestic television production and distribution businesses from Universal, and changed its name to USA
Networks, Inc.

    In September 1998, USAi merged Ticketmaster Online, now known as Ticketmaster.com, into a subsidiary of CitySearch, Inc., a publisher of local city guides on the Web, to create Ticketmaster Online-CitySearch.

    In May 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of two entities which operate Hotel Reservations Network (the "Hotel Reservations Network Transaction"), a leading consolidator of hotel rooms for resale in the consumer market in the United States. Also in May 1999, the Company acquired October Films, Inc. and the domestic film distribution and development business of Universal which was previously operated by Polygram Filmed Entertainment ("USA Films") (the "October Films/PFE Transaction"). In connection with these transactions, the Company established the hotel reservations andfilmed entertainment business segments. On March 1, 2000, Hotel Reservations Network, Inc. ("HRN") completed an initial public offering. HRN's class A common stock is quoted on the Nasdaq Stock Market under the symbol "ROOM".

    In April 2000, the Company acquired Precision Response Corporation ("PRC"), a leader in outsourced customer care for both large corporations and high-growth internet-focused companies (the "PRC Transaction").

    On July 27, 2000, USAi and Styleclick.com Inc. ("Old Styleclick"), an enabler of e-commerce for manaufacturers and retailers, completed the merger of Internet Shopping Network ("ISN") and Styleclick.com, forming a new company named Styleclick, Inc. ("Styleclick") (the "Styleclick Transaction"). Styleclick class A common stock is quoted on the Nasdaq Stock Market under the symbol "IBUY".

    In March 2001, Styleclick announced a new company organization designed to advance its offering of scaleable commerce services. The announcement included Styleclick's acquisition of the MVP.com technology platform. Also in March 2001, the Styleclick Board elected two executives of ECS to top management positions at Styleclick, and certain senior executives of Styleclick left the Company.

    As a result of the current and anticipated operating losses of Styleclick, and the continuing evaluation of the operations and technology, management determined the goodwill recorded in conjunction with the Styleclick Merger is impaired and recorded a write-down of $145.6 million as goodwill amortization as of December 31, 2000. Management is continuing to evaluate the operations of Styleclick, which could result in additional write-downs and costs to further restructure the business to improve results.

    On November 21, 2000, the Company announced that it had entered into an agreement with Ticketmaster Online-Citysearch, Inc. ("TMCS") to combine Ticketmaster Corporation, a wholly owned subsidiary of the Company, with TMCS. Under the terms of the agreement, the Company contributed Ticketmaster Corporation to TMCS and received in exchange 52 million TMCS Class B shares. The transaction closed January 31, 2001.

    In December 2000, the Company announced that Univision Communications Inc. ("Univision") will acquire, for $1.1 billion in cash, all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations. The sale is subject to regulatory approval and customary closing conditions. The agreement with Univision generally provides that if regulatory approvals are not obtained by January 10, 2002, Univision would still be obligated to pay the full purchase price to USAi, in which case it is anticipated that Univision would assign the contract to one or more other parties, using a trust mechanism if necessary. USAB is presented as a discontinued operation for all periods presented.

    In the second quarter of 2000, the Company organized the segments into three units, USA Entertainment, USA Electronic Retailing and USA Information and Services. The units and segments are as follows:

USA ENTERTAINMENT

    - CABLE AND STUDIOS, consisting of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming.

    - EMERGING NETWORKS, consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site.

    - FILMED ENTERTAINMENT, consisting primarily of USA Films, which is in the film distribution and production businesses.

USA ELECTRONIC RETAILING

    - ELECTRONIC RETAILING, consisting primarily of HSN and America's Store, HSN International and HSN Interactive, including HSN.com.

USA INFORMATION AND SERVICES

    - TICKETING OPERATIONS, consisting primarily of Ticketmaster and Ticketmaster.com, which provide offline and online automated ticketing services.

    - HOTEL RESERVATIONS, which includes Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market.

    - TELESERVICES, consisting of Precision Response Corporation, a leader in outsourced customer care for both large corporations and high-growth internet-focused companies.

    - CITYSEARCH, MATCH.COM AND RELATED, which primarily consists of Citysearch, which operates an online network that provides locally oriented services and information to users, and Match.com, which consists of an online personals business.

    - USA ELECTRONIC COMMERCE SOLUTIONS, which primarily represents the Company's electronic commerce solutions business.

    - STYLECLICK, a facilitator of e-commerce websites and Internet enabled applications which includes the Company's online retailing networks.

EBITDA

    Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is defined as net income plus (1) provision for income taxes,
(2) minority interest, (3) interest income and expense, (4) depreciation and amortization, (5) amortization of cable distribution fees, and (6) amortization of non-cash distribution and marketing expense. EBITDA is presented here as a management tool and as a valuation methodology for companies in the media, entertainment and communications industries. EBITDA does not purport to represent cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

                  TRANSACTIONS AFFECTING THE COMPARABILITY OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    During the past three years, we have augmented our media and electronic commerce businesses by acquiring and developing several new businesses. As a result, the following changes should be considered when comparing our results of operations and financial position. These include the Styleclick Tranasaction, the PRC Transaction, the Hotel Reservations Network Transaction, the October Films/ PFE Transaction, the Universal Transaction, the Ticketmaster Transaction. The acquisitions caused a significant increase in net revenues, operating costs and expenses and operating profit. To enhance comparability, the discussion of consolidated results of operations is supplemented, where appropriate, with separate pro forma financial information that gives effect to the above transactions as if they had occurred at the beginning of the respective periods presented.

    The pro forma information is not necessarily indicative of the revenues and cost of revenues which would have actually been reported had the Styleclick Transaction, the PRC Transaction, the Hotel Reservations Network Transaction, the October Films/ PFE Transaction, the Universal Transaction and the Ticketmaster Transaction occurred at the beginning of the respective periods, nor is it necessarily indicative of future results.

    Reference should be made to the Consolidated Financial Statements and Summary Financial Data included herein.

CONSOLIDATED RESULTS OF OPERATIONS

                            CONTINUINING OPERATIONS

YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED DECEMBER 31, 1999

    The Styleclick Transaction, the PRC Transaction, the Hotel Reservations Network Transaction and the October Films/ PFE Transaction resulted in significant increases in net revenues, operating costs and expenses, other income (expense), minority interest and income taxes.

NET REVENUES

    For the year ended December 31, 2000, revenues increased by $1.2 billion, or 36.5%, to $4.6 billion from $3.4 billion in 1999, primarily due to increases of $437.2 million, $225.8 million, $212.5 million, $203.9 million and $75.8 million from the Electronic retailing, Cable and studios, Teleservices, which was acquired in April 2000, Hotel reservations, which was acquired in May 1999 and Ticketing operations businesses, respectively. The increase in Electronic retailing primarily resulted from Home Shopping Network's core business, which generated increased sales of $152.0 million, electronic retailing operations in Germany, which generated increased sales of $57.6 million, HSN.com, which generated increased sales of $39.9 million on revenues of $41.6 million, and Home Shopping en Espanol, which generated increased sales $10.3 million. Total units shipped increased to 33.4 million units compared to 32.0 million units in 1999, and the price point increased to $48.56 per unit as compared to $45.45 in 1999. Furthermore, the return rate decreased to 19.9% from 20.3% in 1999. The increase in Cable and studios primarily resulted from an increase in advertising revenues at USA Network and a significant increase in advertising revenues and affiliate revenues at Sci Fi Channel due to an increase in subscribers and higher ratings and increased affiliate revenues at both networks. Net revenues at Studios USA increased due primarily to increased productions for USA Network and Sci Fi Channel, increased deliveries of network drama and reality productions, and increased performance of talk shows. Note that Studios USA defers revenue recognition for internally produced series for USA Network and Sci Fi Channel until the product is aired on the networks. The increase in Hotel reservation resulted from a full year of results in 2000 and the expansion of affiliate marketing programs, an increase in the number of hotels for existing cities and expansion into new cities. As a percentage of revenues, Internet generated sales increased to 93% in 2000 from 81% in 1999. The increase in Ticketing resulted from an increase of 11% in the number of tickets sold and an increase in revenue per ticket to $5.71 from $5.24 in 1999. The percentage of tickets sold online for 2000 is approximately 25%.

    USAi has entered into an agreement to transfer 13 owned and operated full-power television stations to Univision. The agreement with Univision permits the ten stations that are currently airing HSN to continue to do so until January 10, 2002.

    Home Shopping Network expects that, before HSN is disaffiliated, it will have entered into agreements with cable operators in the aforementioned markets under which the cable operators will transition HSN from broadcast to satellite feed upon disaffilation. Agreements with most cable operators have already been reached, and Home Shopping Network expects that it will reach agreement with the remaining operators and successfully manage the process of disaffiliation, although there can be no assurance as to whether or when such agreements will be reached, or their terms, which could have a negative impact on the financial operations of Home Shopping Network. HSN customers in these markets who receive HSN only through over-the-air broadcast television will not be able to receive HSN unless they subscribe to a cable or satellite service that offers HSN. The effect of this on HSN's financial results is currently being evaluated. A loss in sales is expected, which would be partially offset by the elimination of the costs of operating the television stations being sold. Based on preliminary estimates, management believes that sales and EBITDA loss at HSN should be in the range of approximately 6%, a loss that management believes to be insignificant in relation to the proceeds associated with the Univision transaction. There is no definitive way, however, to calculate in advance the sales or EBITDA losses that will be associated with disaffiliation, and actual sales and EBITDA losses could be higher.

OPERATING COSTS AND EXPENSES

    For the year ended December 31, 2000, operating expenses, excluding amortization and depreciation, increased by $1.1 billion, or 38.3%, to $3.8 billion from $2.8 billion in 1999, primarily due to increases of $400.1 million, $178.4 million, $170.1 million, $112.0 million and $69.1 million from the Electronic retailing, Teleservices, Hotel reservations, Cable and studios and Ticketing operations businesses, respectively. The increase in Electronic retailing resulted primarily from higher sales volume, higher selling and marketing costs, and higher international costs related to the companies expansion into new markets. This increase in Cable and studios resulted primarily from costs associated with the increased revenues of all of the businesses, offset partially by efficient use of programming by USA Network, resulting in reduced program amortization, and increased usage of internally developed product. The increase in Ticketing resulted primarily from higher ticketing operations costs as a result of higher ticketing volume, including commission expenses and credit card processing fees. Other increases were due to the PRC Transaction and the Hotel Reservations Network Transaction and higher sales volumes.

    Depreciation and amortization increased $369.1 million to $693.6 million from $324.5 million, due primarily to the impact on goodwill of the Styleclick Transaction and the PRC Transaction and the full year impact of the Hotel Reservations Network Transaction and the October Films/ PFE Transaction. Amortization of non-cash distribution and marketing expense of $11.5 million in 2000 relates to expense associated with warrants issued by HRN in connection with exclusive affiliate distribution arrangements and advertising provided by USA Cable to Ticketmaster Online-Citysearch ("TMCS") in consideration of equity interests.

OTHER INCOME (EXPENSE)

    For the year ended December 31, 2000, net interest expense decreased by $14.3 million, compared to 1999 primarily due to lower borrowing levels as a result of the repayment of bank debt in 1999 from the proceeds of equity transactions involving Universal and Liberty.

    In the year ended December 31, 2000, the Company realized a pre-tax gain of $104.6 million based upon the exchange of 25% of ISN for 75% of Old Styleclick in the Stylelclick Transaction. Also, the Company realized a pre-tax gain of $3.7 million related to the initial public offering of its subsidiary, HRN. The Company realized pre-tax losses of $46.1 million related to the write-off of equity investments to fair value.

    In the year ended December 31, 1999, the Company realized pre-tax gains of $89.7 million related to the sale of securities and $10.4 million from the reversal of equity losses which were recorded in 1998 as a result of the Universal Transaction.

INCOME TAXES

    USAi's effective tax rate of 52.0% for the year ended December 31, 2000 was higher than the statutory rate due to the impact on taxable income of non-deductible goodwill, consolidated book losses not consolidated into taxable income and state income taxes. The rate would have been higher if not for the impact of the one-time gain from the Styleclick merger and the write-off of the investments to fair value.

MINORITY INTEREST

    For the year ended December 31, 2000, minority interest primarily represented Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Holdco, the public's ownership in TMCS, the public's ownership interest in HRN since February 25, 2000 and the public's ownership interest in Styleclick since July 27, 2000.

                            DISCONTINUED OPERATIONS

    In December 2000, the Company announced that Univision Communications Inc. ("Univision") will acquire, for $1.1 billion in cash, all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations. The sale is subject to regulatory approval and customary closing conditions. The agreement with Univision generally provides that if regulatory approvals are not obtained by January 10, 2002, Univision would still be obligated to pay the full purchase price to USAi, in which case it is anticipated that Univision would assign the contract to one or more other parties, using a trust mechanism if necessary. USAB is presented as a discontinued operation for all periods presented. The loss for USAB for 2000 was $59.4 million, compared to a loss of $44.1 million in 1999.

                     PRO FORMA YEAR ENDED DECEMBER 31, 2000
                   VS. PRO FORMA YEAR ENDED DECEMBER 31, 1999

    The following unaudited pro forma operating results of USAi present combined results of operations as if the Hotel Reservations Network Transaction, the October Films/ PFE Transaction, the Styleclick Transaction, the PRC Transaction and the consolidation of electronic retailing operations Germany as of January 1, 2000, all had occurred on January 1, 2000 and 1999, respectively.

    The unaudited combined condensed pro forma statements of operations of USAi are presented below for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had any of the transactions occurred as of January 1, 2000 and 1999, respectively, nor are they necessarily indicative of future results of operations.

        UNAUDITED COMBINED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS

                                                             YEARS ENDED
                                                            DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
NET REVENUES:
  USA ENTERTAINMENT
  Cable and studios..................................  $1,530,464   $1,304,683
  Emerging networks..................................      20,332        1,188
  Filmed entertainment...............................      86,084       82,053
  USA ELECTRONIC RETAILING
  Electronic retailing...............................   1,778,986    1,508,563
  USA INFORMATION AND SERVICES
  Ticketing operations...............................     518,565      442,742
  Hotel reservations.................................     327,977      161,814
  Teleservices.......................................     282,120      215,920
  Citysearch, Match.com and related..................      80,012       36,329
  Electronic commerce solutions......................      24,293       20,240
  Styleclick.........................................      24,197       35,136
  Other..............................................          --        6,894
                                                       ----------   ----------
  Total net revenues.................................   4,673,030    3,815,562
Operating costs and expenses:
  Cost of sales......................................   2,127,390    1,670,774
  Program costs......................................     684,992      630,956
  Selling and marketing..............................     533,049      425,736
  General and administrative.........................     423,024      363,077
  Other operating costs..............................     108,277       66,332
  Amortization of non cash distribution and marketing
    expense..........................................      11,512           --
  Amortization of cable distribution fees............      36,322       26,680
  Depreciation and amortization......................     709,775      466,561
                                                       ----------   ----------
  Total operating costs and expenses.................   4,634,341    3,650,116
                                                       ----------   ----------
  Operating profit...................................  $   38,689   $  165,446
  EBITDA.............................................  $  796,298   $  658,687

    Net revenues for the year ended December 31, 2000 increased by $857.5 million, or 22.5%, to $4.7 billion from $3.8 billion in 1999. Cost related to revenues and other costs and expenses for the year ended
December 31, 2000 increased by $719.9 million, or 22.8%, to $3.9 billion from $3.2 billion in 1999. EBITDA for the year ended December 31, 2000 increased by $137.6 million, or 20.9%, to $796.3 million from $658.7 million in 1999.

    The following discussion provides an analysis of the pro forma revenues and costs related to revenues and other costs and expenses by significant business segment.

CABLE AND STUDIOS

    Net revenues for the year ended December 31, 2000 increased by $225.8 million, or 17.3%, to $1.5 billion from $1.3 billion in 1999. The increase primarily resulted from an increase in advertising revenues at USA Network and a significant increase in advertising revenues and affiliate revenues at Sci Fi Channel due to an increase in subscribers and higher ratings and increased affiliate revenues at both networks. Net revenues at Studios USA increased due primarily to increased productions for USA

Network and Sci Fi Channel, increased deliveries of network drama and reality productions, and increased performance of talk shows. Note that Studios USA defers revenue recognition for internally produced series for USA Network and Sci Fi Channel until the product is aired on the networks.

    Cost related to revenues and other costs and expenses for the year ended December 31, 2000 increased by $112.0 million, or 12.9%, to $982.8 million from $870.8 million in 1999. This increase resulted primarily from costs associated with the increased revenues of all of the businesses, offset partially by efficient use of programming by USA Network, resulting in reduced program amortization, and increased usage of internally developed product.

    EBITDA for the year ended December 31, 2000 increased by $113.8 million, or 26.2%, to $547.7 million from $433.9 million in 1999.

EMERGING NETWORKS

    Net revenues increased by $19.1 million to $20.3 million from $1.2 million for the year ended December 31, 2000 as compared to 1999 due to the acquisition of Trio and NewsWorld International on May 19, 2000. Prior to this acquisition, the results reflect only SciFi.com. Cost related to revenue increased by $23.3 million for the year ended December 31, 2000 as compared to 1999. The increase is primarily related to the increased revenues as well as start-up initiatives. EBITDA loss for the year ended December 31, 2000 increased by $4.1 million.

FILMED ENTERTAINMENT

    Net revenues for the year ended December 31, 2000 increased by $4.0 million, or 4.9%, to $86.1 million compared to $82.1 million in 1999 due primarily to increased revenues generated in the first quarter from theatrical, foreign and television revenues, partially offset by fewer theatrical releases in the last nine months of the year. Cost related to revenues and other costs and expenses for the year ended December 31, 2000 increased by $17.0 million due to higher film costs. EBITDA loss for the year ended December 31, 2000 increased by $13.0 million.

ELECTRONIC RETAILING

    Net revenues for the year ended December 31, 2000 increased by $270.4 million, or 17.9%, to $1.8 billion from $1.5 billion in 1999. The increase primarily resulted from Home Shopping Network's core business, which generated increased sales of $152.0 million, electronic retailing operations in Germany, which generated increased sales of $57.6 million, HSN.com, which generated increased sales of $39.9 million on revenues of $41.6 million, and Home Shopping en Espanol, which generated increased sales $10.3 million. Total units shipped increased to 33.4 million units compared to 32.0 million units in 1999, and the price point increased to $48.56 per unit as compared to $45.45 in 1999. Furthermore, the return rate decreased to 19.9% from 20.3% in 1999.

    Cost related to revenues and other costs and expenses for the year ended December 31, 2000 increased by $249.6 million, or 19.5%, to $1.5 billion from $1.3 billion in 1999. The increase resulted primarily from higher sales volume, higher selling and marketing costs, and higher international costs related to the companies expansion into new markets.

    EBITDA for the year ended December 31, 2000 increased by $20.8 million, or 9.2%, to $247.2 million from $226.4 million in 1999.

    USAi has entered into an agreement to transfer 13 owned and operated full-power television stations to Univision. The agreement with Univision permits the ten stations that are currently airing HSN to continue to do so until January 10, 2002.

    Home Shopping Network expects that, before HSN is disaffiliated, it will have entered into agreements with cable operators in the aforementioned markets under which the cable operators will transition HSN from broadcast to satellite feed upon disaffilation. Agreements with most cable operators have already been reached, and Home Shopping Network expects that it will reach agreement with the remaining operators and successfully manage the process of disaffiliation, although there can be no assurance as to whether or when such agreements will be reached, or their terms, which could have a negative impact on the financial operations of Home Shopping Network. HSN customers in these markets who receive HSN only through over-the-air broadcast television will not be able to receive HSN unless they subscribe to a cable or satellite service that offers HSN. The effect of this on HSN's financial results is currently being evaluated. A loss in sales is expected, which would be partially offset by the elimination of the costs of operating the television stations being sold. Based on preliminary estimates, management believes that sales and EBITDA loss at HSN should be in the range of approximately 6%, a loss that management believes to be insignificant in relation to the proceeds associated with the Univision transaction. There is no definitive way, however, to calculate in advance the sales or EBITDA losses that will be associated with disaffiliation, and actual sales and EBITDA losses could be higher.

TICKETING OPERATIONS

    Net revenues for the year ended December 31, 2000 increased by $75.8 million, or 17.1%, to $518.6 million from $442.8 million in 1999. The increase resulted from an increase of 11% in the number of tickets sold and an increase in revenue per ticket to $5.71 from $5.24 in 1999. The percentage of tickets sold online for 2000 is approximately 25%.

    Cost related to revenues and other costs and expenses for the year ended December 31, 2000 increased by $69.1 million, or 19.8%, to $418.5 million from $349.4 million in 1999. The increase resulted primarily from higher ticketing operations costs as a result of higher ticketing volume, including commission expenses and credit card processing fees.

    EBITDA for the year ended December 31, 2000 increased by $6.7 million, or 7.2%, to $100.0 million from $93.3 million in 1999.

HOTEL RESERVATIONS

    Net revenues for the year ended December 31, 2000 increased by $166.2 million, or 102.7%, to $328.0 million from $161.8 million in 1999. The increase resulted from expansion of affiliate marketing programs, an increase in the number of hotels for existing cities and expansion into new cities. As a percentage of revenues, Internet generated sales increased to 93% in 2000 from 81% in 1999.

    Cost related to revenues and other costs and expenses for the year ended December 31, 2000 increased by $137.7 million, or 100.0%, to $275.3 million from $137.6 million in 1999. The increase in costs is primarily due to increased sales, including an increased percentage of revenue attributable to affiliate and travel agent sales (for which commissions are paid), increased credit card charge backs, and increased staffing levels and systems to support increased operations, and higher marketing costs, partially offset by lower telephone and telephone operator costs due to the increase in Internet-related bookings.

    EBITDA for the year ended December 31, 2000 increased by $28.5 million, or 117.7%, to $52.6 million from $24.2 million in 1999.

TELESERVICES

    Net revenues for the year ended December 31, 2000 increased by $66.2 million, or 30.7%, to $282.1 million from $215.9 million in 1999. The increase resulted from growth of new business, including Netcare services, which generated new client revenues of $14.3 million in 2000.

    Cost related to revenues and other costs and expenses for the year ended December 31, 2000 increased by $53.0 million, or 28.6%, to $238.6 million from $185.5 million in 1999 due primarily to increased operations.

    EBITDA for the year ended December 31, 2000 increased by $13.2 million, or 43.4%, to $43.6 million from $30.4 million in 1999.

CITYSEARCH, MATCH.COM AND RELATED

    Net revenues for the year ended December 31, 2000 increased by $43.7 million, or 120.2%, to $80.1 million compared to $36.3 million in 1999. The increase resulted from expansion into new cities and expansion into the online personals business.

    Cost related to revenues and other costs and expenses for the year ended December 31, 2000 increased by $42.0 million, or 43.2%, to $139.2 million from $97.2 million in 1999. The increase resulted primarily from increased costs due to the expansion of local city guides into new markets.

    EBITDA loss for the year ended December 31, 2000 decreased by $1.7 million to $59.2 million from $60.9 million in 1999.

ELECTRONIC COMMERCE SOLUTIONS

    Net revenues for the year ended December 31, 2000 increased by $4.1 million, or 20.0%, to $24.3 million compared to $20.2 million in 1999 due to increases in ECS teleservices and Short Shopping contextual selling spots, including spots during USA Network's coverage of the US Open. Cost related to revenues and other costs and expenses for the year ended December 31, 2000 increased by $30.0 million due primarily from start-up costs incurred to launch the business initiatives and other overhead expenses. EBITDA loss for the year ended December 31, 2000 increased by $25.9 million.

STYLECLICK

    Net revenues for the year ended December 31, 2000 decreased by $10.9 million, or 31.1%, to $24.1 million compared to $35.1 million in 1999. Revenue from the auction sites decreased $12.2 million as compared to 1999 due to the merger of ISN and Styleclick and the integration of the ISN sites with the Styleclick technology. Cost related to revenues and other costs and expenses for the year ended December 31, 2000 decreased by $21.7 million, or 24.4%, to $67.0 million from $88.6 million in 1999. The decrease primarily resulted from lower marketing expenditures by the auction business. EBITDA loss for the year ended December 31, 2000 decreased by $10.7 million, or 20.0%, to $42.8 million from $53.5 million in 1999. As a result of the current and anticipated operating losses of Styleclick, and the continuing evaluation of the operations and technology, management determined the goodwill recorded in conjunction with the Styleclick Merger is impaired and recorded a write-down of $145.6 million as goodwill amortization as of December 31, 2000. Management is continuing to evaluate the operations of Styleclick, which could result in additional write-downs and costs to further restructure the business to improve results.

    In connection with its increased focus on its e-commerce service provider business, Styleclick has significantly reduced its online retailing networks business. Accordingly, Styleclick has ceased purchasing inventory for its online retailing networks business and is in the process of selling its inventory on hand. Ultimately, Styleclick intends to sell products that are obtained either on consignment or a drop-ship basis. Such changes will result in substantially reduced revenues from product sales when compared to historical results. Revenue from the online retailing networks business was $20.9 million, or approximately 94% of revenue, for the year ended December 31, 2000.

OTHER

    Other revenue in 1999 relates to a business that was sold in 1999.

YEAR ENDED DECEMBER 31, 1999 VS. YEAR ENDED DECEMBER 31, 1998

NET REVENUES

    For the year ended December 31, 1999, revenues increased by $612 million, or 22.2%, to $3.4 billion from $2.8 billion in 1998 primarily due to increases of $220 million, $134 million, $120 million and $74 million from the Cable and studios, which was acquired in February 1998, Hotel reservations, which was acquired in May 1999, Electronic retailing and Ticketing operations businesses, respectively. The increase of Cable and studios primarily resulted from the full year impact of results for 1999 and an increase in advertising revenues due to higher ratings at USA Network and a significant increase in advertising revenues and affiliate revenues at Sci Fi Channel due to an increase in subscribers and higher ratings. The networks increase was partially offset by lower revenues at Studios USA due to fewer deliveries of network product, fewer pilots produced and significantly increased usage of internally produced series for which revenue recognition is deferred until aired on USA Network and Sci Fi Channel. The increase in Electronic retailing primarily resulted from Home Shopping Network's core business, which generated increased sales of $115.0 million, including sales increases of $93.9 million from Home Shopping Network and America's Store and $25.3 million from continuity services. Furthermore, sales on Home Shopping en Espanol increased by $5.4 million. Total units shipped increased by 10.8% to 32.0 million units compared to 28.9 million units in 1998. The increase in net revenues also reflected a decrease in the return rate to 20.3% from 21.0% in 1998. The increase in Ticketing resulted from an increase of 9.2% in the number of tickets sold, including an increase in the number of tickets sold online of 7.1 million, and an increase in revenue per ticket to $5.24 from $4.53 in 1998.

OPERATING COSTS AND EXPENSES

    For the year ended December 31, 1999, operating expenses increased by $592 million, or 23.6%, to $3.1 billion from $2.5 billion in 1998, primarily due to increases of $152 million, $119 million, $100 million and $91 million from the Citysearch, Match.com and related (note that Citysearch was acquired in September 1998) and Styleclick, Hotel reservations, Electronic retailing and Cable and studios businesses, respectively. The increase in Styleclick resulted primarily from increased costs to maintain and enhance the Internet Services; the costs incurred to develop and launch FIRSTJEWELRY.COM; increased costs of shipping product as FIRSTAUCTION.COM expanded its product mix; and the expansion of local city guides into new markets. The increase in Ticketing resulted primarily from higher ticketing operations costs as a result of higher ticketing volume, partially offset by a reduction in overhead costs and start-up costs incurred in 1998 to launch ticketing operations in Northern California, South America and France. Other increases were due to the Universal Transaction and the Hotel Reservations Network Transaction and higher sales volumes.

OTHER INCOME (EXPENSE)

    For the year ended December 31, 1999, net interest expense decreased by $57.1 million, compared to 1998 primarily due to lower borrowing levels as a result of the repayment of bank debt in the fourth quarter of 1998 and in 1999 from the proceeds of equity transactions involving Universal and Liberty.

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

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $372.5 million for the year ended December 31, 2000 compared to $401.6 million for the year ended
December 31, 1999. These cash proceeds and available cash and borrowings were used to pay for acquisitions of $227.8 million, to make capital expenditures of $176.9 million, and to make mandatory tax distribution payments to the LLC partners of $68.1 million.

    On July 27, 2000 USAi and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers, completed the merger of ISN and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com Inc. and ISN. In accordance with the terms of the agreement, USAi invested $40 million in cash agreed to contribute $10 million in dedicated media, and received warrants to purchase additional shares of the new company. On a fully diluted basis, USAi owns approximately 75% of the new company and Styleclick.com stockholders own approximately 25%. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under a bridge loan provided by USAi. In conjunction with the transaction, the Company recorded a pre-tax gain of $104.6 million based upon the 25% of ISN exchanged for 75% of Styleclick.com.

    As a result of the current and anticipated operating losses of Styleclick and the continuing evaluation of the operations and technology, management determined the goodwill recorded in conjunction with the Styleclick Merger is impaired and recorded a write-down of $145.6 million as goodwill amortization as of December 31, 2000. Management is continuing to evaluate the operations of Styleclick, which could result in additional write-downs and costs to further restructure the business to improve results.

    On April 5, 2000, the Company acquired PRC in a tax-free merger by issuing approximately 24.3 million shares of USAi common stock in exchange for all outstanding equity of PRC. In conjunction with the acquisition, USAi repaid $32.3 million of outstanding borrowing under PRC's existing credit facility.

    On March 1, 2000, HRN completed an initial public offering for approximately
6.2 million shares of its class A common stock, resulting in net cash proceeds of approximately $90.0 million. USAi recorded a gain related to the initial public offering of approximately $3.7 million in the year ended December 31, 2000.

    Pursuant to an agreement between USAi and the sellers of the two entities which operated HRN, USAi made a contingent payment of $58.3 million in the fiscal year 2000. The payments were based on the results of HRN for the three month period ended December 31, 1999 and the twelve month period ending
March 31, 2000. The obligation for contingent payments for the twelve month periods ending March 31, 2001 and 2002 was released by the sellers in exchange for 5.1 million shares of HRN common stock.

    On February 29, 2000, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $68.1 million.

    In connection with the 1999 acquisition of Universal's domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses transaction, USAi advanced
$200.0 million to Universal in 1999 pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement, under which USAi agreed to distribute, in the United States and Canada, certain Polygram Filmed Entertainment, Inc. theatrical films that were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through December 31, 2000, approximately $120.3 million has been offset against the advance, including $77.3 million in 2000. Furthermore, interest receivable accrued on the balance is $15.5 million, including $8.7 million in 2000.

    In July 1999, USAi announced that its Board of Directors authorized the extension of the Company's stock repurchase program providing for the repurchase of up to 20 million shares of USAi's common stock, on the open market or in negotiated transactions. In July 2000, USAi announced that its Board of Directors authorized the extension of the Company's stock repurchase program providing for the repurchase of up to 20 million shares of USAi's common stock over an indefinite period of time, on the open market or in negotiated transactions. The amount and timing of purchases, if any, will depend on market conditions and other factors, including USAi's overall capital structure. Funds for these purchases will come from cash on hand or borrowings under the Company's credit facility. During the year ended December 31, 2000, the Company purchased 5.8 million shares of its common stock for aggregate cash consideration of $129.9 million.

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

    On February 12, 1998, USAi and USANi LLC, as borrower, entered into a credit agreement that provided for a $1.6 billion credit facility. $1.0 billion was permanently repaid in prior years. The $600.0 million revolving credit facility expires on December 31, 2002. As of December 31, 2000, there was $596.3 million available for borrowing after taking into account outstanding letters of credit.

    In December 2000, the Company announced that Univision Communications Inc. ("Univision") will acquire, for $1.1 billion in cash, all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations. The sale is subject to regulatory approval and customary closing conditions. The agreement with Univision generally provides that if regulatory approvals are not obtained by

January 10, 2002, Univision would still be obligated to pay the full purchase price to USAi, in which case it is anticipated that Univision would assign the contract to one or more other parties, using a trust mechanism if necessary. USAB is presented as a discontinued operation for all periods presented.

    USAi anticipates that it will need to invest working capital towards the development and expansion of its overall operations. Due primarily to the expansion of its Internet and other emerging businesses, future capital expenditures may be higher than current amounts.

    In management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet USAi's foreseeable needs.

    During the year ended December 31, 2000, USAi did not pay any cash dividends, and none are permitted under USAi's existing credit facility. USAi's subsidiaries have no material restrictions on their ability to transfer amounts to fund USAi's operations.

                                  SEASONALITY

    USAi's businesses are subject to the effects of seasonality.

    Cable and studios revenues are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

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

    At December 31, 2000, the Company's outstanding debt approximated
$578.0 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

FOREIGN CURRENCY EXCHANGE RISK

    The Company conducts business in certain foreign markets. However, the level of operations in foreign markets is insignificant to the consolidated results.

EQUITY PRICE RISK

    The Company has a minimal investment in equity securities of publicly-traded companies. This investment, as of December 31, 2000, was considered available-for-sale, with the unrealized gain deferred as a component of stockholders' equity. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
USA Networks, Inc.

    We have audited the accompanying consolidated balance sheets of USA Networks, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Networks, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

New York, New York
February 1, 2001, except for note 3
as to which the date is
March 22, 2001

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      USA NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES
  USA ENTERTAINMENT
  Cable and studios.........................................  $1,530,464    $1,304,683    $1,085,685
  Emerging networks.........................................      20,332         1,188            --
  Filmed entertainment......................................      86,084        64,766         7,259
  USA ELECTRONIC RETAILING
  Electronic retailing......................................   1,778,986     1,341,828     1,207,867
  USA INFORMATION AND SERVICES
  Ticketing operations......................................     518,565       442,742       386,555
  Hotel reservations........................................     327,977       124,113            --
  Teleservices..............................................     212,471            --            --
  Citysearch, Match.com and related.........................      80,012        36,329         5,454
  Electronic commerce solutions.............................      24,293        20,240           809
  Styleclick................................................      22,308        28,962        23,969
  Other.....................................................          --         6,894        42,298
                                                              ----------    ----------    ----------
    Total net revenues......................................   4,601,492     3,371,745     2,759,896
Operating costs and expenses:
  Cost of sales and services................................   2,072,901     1,364,945     1,051,876
  Program costs.............................................     684,992       630,956       592,095
  Selling and marketing.....................................     533,049       392,307       355,815
  General and administrative................................     404,471       296,019       199,761
  Other operating costs.....................................     108,277        66,418        72,545
  Amortization of cable distribution fees...................      36,322        26,680        22,089
  Non-cash distribution and marketing expense...............      11,512            --            --
  Depreciation and amortization.............................     693,642       324,506       215,811
                                                              ----------    ----------    ----------
    Total operating costs and expenses......................   4,545,166     3,101,831     2,509,992
                                                              ----------    ----------    ----------
  Operating profit..........................................      56,326       269,914       249,904
Other income (expense):
  Interest income...........................................      41,024        31,048        10,715
  Interest expense..........................................     (75,242)      (79,592)     (114,506)
  Gain on sale of securities................................          --        89,721            --
  Gain on sale of subsidiary stock..........................     108,343            --       108,967
  Miscellaneous.............................................     (59,046)        5,771       (13,244)
                                                              ----------    ----------    ----------
                                                                  15,079        46,948        (8,068)
                                                              ----------    ----------    ----------
Earnings from continuing operations before income taxes and
  minority interest.........................................      71,405       316,862       241,836
Income tax expense..........................................    (112,869)     (103,050)      (98,649)
Minority interest...........................................     (47,124)     (197,297)      (79,295)
                                                              ----------    ----------    ----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS..................     (88,588)       16,515        63,892
Discontinued Operations, net of tax.........................     (59,395)      (44,146)       12,982
                                                              ----------    ----------    ----------
NET EARNINGS (LOSS).........................................  $ (147,983)   $  (27,631)   $   76,874
                                                              ==========    ==========    ==========
Earnings per Share from Continuing Operations:
  Basic earnings (loss) from continuing operations per
    common share............................................       $(.25)         $.05          $.22
  Diluted earnings (loss) from continuing operations per
    common share............................................       $(.25)         $.04          $.19
Net Earnings per Share:
  Basic earnings (loss) per common share....................       $(.41)        $(.08)         $.27
  Diluted earnings (loss) per common share..................       $(.41)        $(.08)         $.21

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              -------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                         DATA)
                                          ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $   244,223     $  423,176
Restricted cash equivalents.................................         2,021          2,000
Marketable securities.......................................       126,352             --
Accounts and notes receivable, net of allowance of $61,141
  and $41,511, respectively.................................       646,196        441,976
Inventories, net............................................       651,899        462,220
Investments held for sale...................................           750         11,512
Deferred tax assets.........................................        43,975         28,919
Other current assets, net...................................        52,631         27,222
Net current assets of discontinued operations...............         7,788             --
                                                               -----------     ----------
  Total current assets......................................     1,775,835      1,397,025
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................       322,140        214,789
Buildings and leasehold improvements........................       132,874         85,363
Furniture and other equipment...............................       100,734         81,847
Land........................................................        15,658         13,946
Projects in progress........................................        45,084         31,736
                                                               -----------     ----------
                                                                   616,490        427,681
  Less accumulated depreciation and amortization............      (172,496)      (135,192)
                                                               -----------     ----------
                                                                   443,994        292,489

OTHER ASSETS
Intangible assets, net......................................     7,461,862      6,745,477
Cable distribution fees, net................................       159,473        130,988
Long-term investments.......................................        49,355        121,243
Notes and accounts receivable, net of current portion
  ($22,575 and $2,562, respectively, from related
  parties)..................................................        38,301         22,231
Advance to Universal........................................        95,220        163,814
Inventories, net............................................       238,510        161,124
Deferred charges and other, net.............................        83,239         67,559
Net non-current assets of discontinued operations...........       128,081        131,277
                                                               -----------     ----------
                                                               $10,473,870     $9,233,227
                                                               ===========     ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              -------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                         DATA)
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................   $    25,457     $   10,801
Accounts payable, trade.....................................       283,066        186,021
Accounts payable, client accounts...........................        97,687         98,586
Obligations for program rights and film costs...............       283,812        265,235
Amount due under acquisition agreement......................            --         17,500
Cable distribution fees payable.............................        33,598         43,993
Deferred revenue............................................        93,125         83,811
Other accrued liabilities...................................       356,502        300,865
Net current liabilities of discontinued operations..........            --          9,167
                                                               -----------     ----------
Total current liabilities...................................     1,173,247      1,015,979
LONG-TERM OBLIGATIONS (net of current maturities)...........       552,501        574,979
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................       295,210        256,260
OTHER LONG-TERM LIABILITIES.................................        97,526        116,260
DEFERRED INCOME TAXES.......................................        98,378          7,954
MINORITY INTEREST...........................................     4,817,137      4,492,066
STOCKHOLDERS' EQUITY
Preferred stock--$.01 par value; authorized 15,000,000
  shares; no shares issued and outstanding..................            --             --
Common stock--$.01 par value; authorized 1,600,000,000
  shares; issued and outstanding, 305,436,198 and
  274,013,418 shares, respectively..........................         3,055          2,740
Class B--convertible common stock--$.01 par value;
  authorized, 400,000,000 shares; issued and outstanding,
  63,033,452 shares.........................................           630            630
Additional paid-in capital..................................     3,793,764      2,830,506
Accumulated deficit.........................................      (202,341)       (54,358)
Accumulated other comprehensive income (loss)...............       (10,825)         4,773
Treasury stock..............................................      (139,414)        (9,564)
Note receivable from key executive for common stock
  issuance..................................................        (4,998)        (4,998)
                                                               -----------     ----------
Total stockholders' equity..................................     3,439,871      2,769,729
                                                               -----------     ----------
                                                               $10,473,870     $9,233,227
                                                               ===========     ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            CLASS B                               ACCUM.
                                                                          CONVERTIBLE     ADDIT.                  OTHER
                                                                COMMON      COMMON       PAID-IN      ACCUM.      COMP.
                                                    TOTAL       STOCK        STOCK       CAPITAL      DEFICIT     INCOME
                                                  ----------   --------   -----------   ----------   ---------   --------
                                                                                            (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1997....................   1,447,354     1,749        488        1,556,918    (103,601)        --
Comprehensive income:
  Net earnings for the year ended December 31,
    1998........................................      76,874        --         --               --      76,874         --
  Increase in unrealized gains in available for
    sale securities.............................      10,353        --         --               --          --     10,353
  Foreign currency translation..................      (1,501)       --         --               --                 (1,501)
                                                  ----------
    Comprehensive income........................      85,726
                                                  ----------
Issuance of common stock upon exercise of stock
  options.......................................      26,070        47         --           26,023          --         --
Income tax benefit related to stock options
  exercised.....................................       6,959        --         --            6,959          --         --
Issuance of Common Stock and Class B Common
  Stock in connection with Universal
  Transaction...................................     302,154       142        152          301,860          --         --
Issuance of stock in connection with
  Ticketmaster tax-free merger..................     467,035       319         --          466,716          --         --
Issuance of stock in connection with conversion
  of debentures.................................     199,147       244         --          198,903          --         --
Conversion of Class B Convertible Common Stock
  to Common Stock...............................          --        17        (17)              --          --         --
Acquisition of interest in LLC shares in
  exchange for Common Stock and Class B Common
  Stock.........................................      35,111        27          7           35,077          --         --
Amortization of unearned compensation related to
  stock options and equity participation
  plans.........................................       1,849        --         --               --          --         --
                                                  ----------    ------       ----       ----------   ---------   --------
BALANCE AT DECEMBER 31, 1998....................   2,571,405     2,545        630        2,592,456     (26,727)     8,852
Comprehensive income:
  Net loss for the year ended December 31,
    1999........................................     (27,631)       --         --               --     (27,631)        --
  Decrease in unrealized gains in available for
    sale securities.............................      (3,956)       --         --               --          --     (3,956)
  Foreign currency translation..................        (123)       --         --               --          --       (123)
                                                  ----------
    Comprehensive loss..........................     (31,710)
                                                  ----------
Issuance of common stock upon exercise of stock
  options.......................................      47,967       111         --           47,856          --         --
Income tax benefit related to stock options
  exercised.....................................      42,362        --         --           42,362          --         --
Issuance of stock in connection with October
  Films/ PFE Transaction........................      23,558        12         --           23,546          --         --
Issuance of stock in connection with other
  acquisitions..................................       4,498         3         --            4,495          --         --
Issuance of stock in connection with Liberty
  preemptive rights.............................     120,306        73         --          120,233          --         --
Purchase of Treasury Stock in connection with
  stock repurchase program......................      (8,933)       (4)        --               --          --         --
Cancellation of employee equity program.........        (355)       --         --             (442)         --         --
Amortization of unearned compensation related to
  stock options and equity participation
  plans.........................................         631        --         --               --          --         --
                                                  ----------    ------       ----       ----------   ---------   --------
BALANCE AT DECEMBER 31, 1999....................  $2,769,729    $2,740       $630       $2,830,506   $ (54,358)  $  4,773
Comprehensive income:
  Net loss for the year ended December 31,
    2000........................................    (147,983)       --         --               --    (147,983)        --
  Decrease in unrealized gains in available for
    sale securities.............................     (11,958)       --         --               --          --    (11,958)
  Foreign currency translation..................      (3,640)       --         --               --          --     (3,640)
                                                  ----------
    Comprehensive loss..........................    (163,581)
                                                  ----------
Issuance of common stock upon exercise of stock
  options.......................................      37,341        46         --           37,295          --         --
Income tax benefit related to stock options
  exercised.....................................      26,968        --         --           26,968          --         --
Issuance of stock in connection with PRC
  acquisition...................................     887,371       322         --          887,049          --         --
Issuance of stock in connection with other
  transactions..................................      11,950         4         --           11,946          --         --
Purchase of Treasury Stock in connection with
  stock repurchase program......................    (129,907)      (57)        --               --          --         --
                                                  ----------    ------       ----       ----------   ---------   --------
BALANCE AT DECEMBER 31, 2000....................  $3,439,871    $3,055       $630       $3,793,764   $(202,341)  $(10,825)
                                                  ==========    ======       ====       ==========   =========   ========

                                                                                 NOTE
                                                                              RECEIVABLE
                                                                               FROM KEY
                                                                              EXECUTIVE
                                                                                 FOR
                                                                                COMMON
                                                  TREASURY      UNEARNED        STOCK
                                                    STOCK     COMPENSATION     ISSUANCE
                                                  ---------   -------------   ----------

BALANCE AT DECEMBER 31, 1997....................         --      (3,202)        (4,998)
Comprehensive income:
  Net earnings for the year ended December 31,
    1998........................................         --          --             --
  Increase in unrealized gains in available for
    sale securities.............................         --          --             --
  Foreign currency translation..................         --          --             --

    Comprehensive income........................

Issuance of common stock upon exercise of stock
  options.......................................         --          --             --
Income tax benefit related to stock options
  exercised.....................................         --          --             --
Issuance of Common Stock and Class B Common
  Stock in connection with Universal
  Transaction...................................         --          --             --
Issuance of stock in connection with
  Ticketmaster tax-free merger..................         --          --             --
Issuance of stock in connection with conversion
  of debentures.................................         --          --             --
Conversion of Class B Convertible Common Stock
  to Common Stock...............................         --          --             --
Acquisition of interest in LLC shares in
  exchange for Common Stock and Class B Common
  Stock.........................................         --          --             --
Amortization of unearned compensation related to
  stock options and equity participation
  plans.........................................         --       1,849             --
                                                  ---------      ------        -------
BALANCE AT DECEMBER 31, 1998....................         --      (1,353)        (4,998)
Comprehensive income:
  Net loss for the year ended December 31,
    1999........................................         --          --             --
  Decrease in unrealized gains in available for
    sale securities.............................         --          --             --
  Foreign currency translation..................         --          --             --

    Comprehensive loss..........................

Issuance of common stock upon exercise of stock
  options.......................................         --          --             --
Income tax benefit related to stock options
  exercised.....................................         --          --             --
Issuance of stock in connection with October
  Films/ PFE Transaction........................         --          --             --
Issuance of stock in connection with other
  acquisitions..................................         --          --             --
Issuance of stock in connection with Liberty
  preemptive rights.............................         --          --             --
Purchase of Treasury Stock in connection with
  stock repurchase program......................     (8,929)         --             --
Cancellation of employee equity program.........       (635)        722             --
Amortization of unearned compensation related to
  stock options and equity participation
  plans.........................................         --         631             --
                                                  ---------      ------        -------
BALANCE AT DECEMBER 31, 1999....................  $  (9,564)     $   --        $(4,998)
Comprehensive income:
  Net loss for the year ended December 31,
    2000........................................         --          --             --
  Decrease in unrealized gains in available for
    sale securities.............................         --          --             --
  Foreign currency translation..................         --          --             --

    Comprehensive loss..........................

Issuance of common stock upon exercise of stock
  options.......................................         --          --             --
Income tax benefit related to stock options
  exercised.....................................         --          --             --
Issuance of stock in connection with PRC
  acquisition...................................         --          --             --
Issuance of stock in connection with other
  transactions..................................         --          --             --
Purchase of Treasury Stock in connection with
  stock repurchase program......................   (129,850)         --             --
                                                  ---------      ------        -------
BALANCE AT DECEMBER 31, 2000....................  $(139,414)     $   --        $(4,998)
                                                  =========      ======        =======

    Accumulated other comprehensive income is comprised of unrealized (losses) gains on available for sale securities of $(5,561), $6,397 and $10,353 at December 31, 2000, 1999 and 1998, respectively and foreign currency translation adjustments of $(5,264), $(1,624) and $(1,501) at December 31, 2000, 1999 and
1998, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2000        1999         1998
                                                              ---------   ---------   -----------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Earnings (loss) from continuing operations:...............  $ (88,588)  $  16,515   $    63,892
    Adjustments to reconcile net earnings (loss) from
      continuing operations to net cash provided by
      operating activities:
      Depreciation and amortization.........................    693,642     324,506       215,811
      Amortization of cable distribution fees...............     36,322      26,680        22,089
      Amortization of program rights and film costs.........    651,145     569,089       508,257
      Amortization of deferred financing costs..............      3,778       5,035         7,303
      Non-cash distribution and marketing...................     11,512          --            --
      Deferred income taxes.................................     50,606       9,458        77,174
      Equity in (earnings) losses of unconsolidated
        affiliates..........................................     58,333      (1,356)       18,220
      Gain on disposition of broadcast stations.............         --          --        (9,222)
      Gain on sale of subsidiary stock......................   (108,343)         --      (108,967)
      Gain on sale of securities............................         --     (89,721)           --
      Non-cash interest income..............................     (8,735)       (298)           --
      Non-cash stock compensation...........................     12,454       6,645         8,808
      Minority interest.....................................     47,124     197,297        79,295
      Changes in current assets and liabilities:
        Accounts receivable.................................    (58,429)    (44,519)     (140,539)
        Inventories.........................................    (45,767)    (24,939)     (144,403)
        Accounts payable....................................       (464)     12,782        89,255
        Accrued liabilities and deferred revenue............     42,408      61,648        (3,490)
      Payment for program rights and film costs.............   (847,148)   (611,702)     (426,873)
      Increase in cable distribution fees...................    (64,876)    (42,887)      (11,338)
      Other, net............................................    (12,467)    (12,656)       11,657
                                                              ---------   ---------   -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES...........    372,507     401,577       256,929

Cash flows from investing activities:
  Acquisition of Universal Transaction, net of cash
    acquired................................................         --          --    (1,297,233)
  Acquisitions, net of cash acquired........................   (227,768)   (195,504)      (33,166)
  Capital expenditures......................................   (176,884)   (108,916)      (76,523)
  Advance to Universal......................................         --    (200,000)           --
  Recoupment of advance to Universal........................     77,330      42,951            --
  Increase in long-term investments and notes receivable....    (34,969)    (69,646)      (29,625)
  Purchase of marketable securities.........................   (132,845)         --            --
  Proceeds from sale of securities..........................         --     107,231            --
  Proceeds from disposition of broadcast stations...........         --          --       276,769
  Payment of merger and financing costs.....................    (18,758)     (4,765)      (34,740)
  Other, net................................................    (10,662)     14,681        (7,394)
                                                              ---------   ---------   -----------
        NET CASH USED IN INVESTING ACTIVITIES...............   (524,556)   (413,968)   (1,201,912)

Cash flows from financing activities:
  Borrowings................................................     65,022          --     1,641,380
  Net proceeds from issuance of Senior Notes................         --          --       494,350
  Principal payments on long-term obligations...............    (99,684)   (339,349)   (1,700,073)
  Purchase of treasury stock................................   (129,907)     (8,933)           --
  Payment of mandatory tax distribution to LLC partners.....    (68,065)    (28,830)           --
  Cash acquired in CitySearch Transaction...................         --          --        57,877
  Advance to CitySearch for promissory note.................         --          --       (50,000)
  Proceeds from sale of subsidiary stock....................     93,189       4,268       104,989
  Redemption of minority interest in SF Broadcasting........         --          --       (81,664)
  Proceeds from issuance of common stock and LLC shares.....    210,642     422,544       831,701
  Other, net................................................    (12,851)      6,248          (906)
                                                              ---------   ---------   -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES...........     58,346      55,948     1,297,654
NET CASH USED BY DISCONTINUED OPERATIONS....................    (82,563)    (66,260)      (20,488)
  Effect of exchange rate changes on cash and cash
    equivalents.............................................     (2,687)       (123)       (1,501)
                                                              ---------   ---------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (178,953)    (22,826)      330,682
Cash and cash equivalents at beginning of period............    423,176     446,002       115,320
                                                              ---------   ---------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 244,223   $ 423,176   $   446,002
                                                              =========   =========   ===========

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

    On July 27, 2000, USAi and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers ("Styleclick.com"), completed the merger of Internet Shopping Network ("ISN") and Styleclick.com (the "Styleclick Transaction"). See
Note 3.

    On April 5, 2000, the Company acquired Precision Response Corporation ("PRC") (the "PRC Transaction"). See Note 3.

    On May 28, 1999, the Company acquired October Films, Inc. ("October Films"), in which Universal owned a majority interest, and the domestic film distribution and development business of Universal previously operated by Polygram Filmed Entertainment, Inc. ("PFE") (the "October Films/ PFE Transaction"). See Note 3.

    On May 10, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of two entities which operate Hotel Reservations Network (the "Hotel Reservations Network Transaction"). See
Note 3.

    On February 12, 1998, the Company acquired USA Networks, a New York general partnership, consisting of cable television networks USA Network and the Sci Fi Channel ("USA Cable"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by Vivendi Universal, S.A., a French corporation ("Vivendi"), as a result of the combination of Vivendi, The Seagram Company Ltd. ("Seagram") and Canal Plus completed in December 2000. In conjunction with the acquisition of USA Cable and Studios USA, the Company changed its name to USA Networks, Inc. (the "Universal Transaction").

    In July 1997, the Company acquired a controlling interest in Ticketmaster Group, Inc. ("Ticketmaster"). On June 24, 1998, the company completed its acquisition of Ticketmaster in a tax-free merger pursuant to which each outstanding share of Ticketmaster common stock not owned by the Company was exchanged for 2.252 shares of USAi common stock. These transactions are referred to as the "Ticketmaster Transaction". On September 28, 1998, pursuant to an Amended and Restated Agreement and Plan of Reorganization among
CitySearch, Inc. ("CitySearch"), the Company, Ticketmaster and certain of its subsidiaries, the Company merged the online ticketing operations of Ticketmaster (Ticketmaster.com) into a subsidiary of CitySearch, a publisher of local city guides on the Web (the "CitySearch Merger"), to create Ticketmaster Online-CitySearch, Inc. ("TMCS").

    On November 21, 2000, the Company announced that it had entered into an agreement with Ticketmaster Online-Citysearch, Inc. ("TMCS") to combine Ticketmaster Corporation, a wholly owned subsidiary of the Company, with TMCS. Under the terms of the agreement, the Company contributed Ticketmaster Corporation to TMCS received in exchange 52 million TMCS Class B shares. The transaction closed January 31, 2001. See Note 24.

    In December 2000, the Company announced that Univision Communications Inc. ("Univision") will acquire, for $1.1 billion in cash, all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations. The sale is subject to regulatory approval and customary closing conditions. The agreement with Univision generally provides that if regulatory approvals are not obtained by

                      USA NETWORKS, INC. AND SUBSIDIARIES

January 10, 2002, Univision would still be obligated to pay the full purchase price to USAi, in which case it is anticipated that Univision would assign the contract to one or more other parties, using a trust mechanism if necessary. USAB is presented as a discontinued operation for all periods presented.

    In the second quarter of 2000, the Company organized the segments into three units, USA Entertainment, USA Electronic Retailing and USA Information and Services. The units and segments are as follows:

USA ENTERTAINMENT

    - CABLE AND STUDIOS, consisting of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming.

    - EMERGING NETWORKS, consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site.

    - FILMED ENTERTAINMENT, consisting primarily of USA Films, which is in the film distribution and production businesses.

USA ELECTRONIC RETAILING

    - ELECTRONIC RETAILING, consisting primarily of HSN and America's Store, HSN International and HSN Interactive, including HSN.com.

USA INFORMATION AND SERVICES

    - TICKETING OPERATIONS, consisting primarily of Ticketmaster and Ticketmaster.com, which provide offline and online automated ticketing services.

    - HOTEL RESERVATIONS, which includes Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market.

    - TELESERVICES, consisting of Precision Response Corporation, a leader in outsourced customer care for both large corporations and high-growth internet-focused companies.

    - CITYSEARCH, MATCH.COM AND RELATED, which primarily consists of Citysearch, which operates an online network that provides locally oriented services and information to users, and Match.com, which consists of an online personals business.

    - USA ELECTRONIC COMMERCE SOLUTIONS, which primarily represents the Company's electronic commerce solutions business.

    - STYLECLICK, a facilitator of e-commerce websites and Internet enabled applications which includes the Company's online retailing networks.

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

                      USA NETWORKS, INC. AND SUBSIDIARIES

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

CABLE AND STUDIOS

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

    USA Cable advertising revenue is recognized in the period in which the advertising commercials are aired on cable networks. Provisions are recorded against advertising revenues for audience under deliveries ("makegoods"). Affiliate fees are recognized in the period during which the programming is provided.

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

OTHER

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

                      USA NETWORKS, INC. AND SUBSIDIARIES

MERCHANDISE INVENTORIES, NET

    Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Merchandise inventories are presented net of an inventory carrying adjustment of $40.5 million and $32.7 million at December 31, 2000 and 1999, respectively.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of U.S. Treasury Securities, U.S. Government agencies and certificates of deposit with original maturities of less than 91 days.

MARKETABLE SECURITIES AND INVESTMENT HELD FOR SALE

    At December 31, 2000, marketable securities available-for-sale were as follows (in thousands):

                                                   GROSS        GROSS
                                                 UNREALIZED   UNREALIZED   ESTIMATED
                                        COST       GAINS        LOSSES     FAIR VALUE
                                      --------   ----------   ----------   ----------
Corporate debt securities...........  $ 81,066      $  9        $   (14)    $ 81,061
U.S. Government and agencies........    26,928       118            (12)      27,034
Certificate of deposit..............    10,175        20             --       10,195
Treasury Bill.......................     8,048        14             --        8,062
                                      --------      ----        -------     --------
Total marketable securities.........   126,217       161            (26)     126,352
Investment held for sale............    10,041        --         (9,291)         750
                                      --------      ----        -------     --------
Total...............................  $136,258      $161        $(9,317)    $127,102
                                      ========      ====        =======     ========

    Income tax benefit of $3,595 were recorded on these securities for the year ended December 31, 2000.

    The contractual maturities of debt securities classified as available-for-sale as of December 31, 2000 are as follows (in thousands):

                                                          AMORTIZED    ESTIMATED
                                                            COST      FAIR VALUES
                                                          ---------   -----------
Due in one year or less.................................  $113,865      $113,976
Due after one year through two years....................       997         1,012
Due after two through five years........................     2,002         2,019
Due over five years.....................................     9,353         9,345
                                                          --------      --------
Total...................................................  $126,217      $126,352
                                                          ========      ========

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

                      USA NETWORKS, INC. AND SUBSIDIARIES

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

    Depreciation and amortization expense on property, plant and equipment was $115.6 million, $61.2 million and $46.0 million for the years ended
December 31, 2000, 1999 and 1998, respectively.

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

CABLE DISTRIBUTION FEES

    Cable distribution fees relate to upfront fees paid in connection with multi-year cable contracts for carriage of Home Shopping's programming. These fees are amortized to expense on a straight line basis over the terms of the respective contracts.

ADVERTISING

    Advertising costs are primarily expensed in the period incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 were $176.5 million, $119.2 million and $90.2 million, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Accounting Standards Executive Committee ("AcSEC") issued SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2"), which replaces FASB Statement No. 53, FINANCIAL ACCOUNTING BY PRODUCERS AND DISTRIBUTORS OF MOTION PICTURE FILMS. The AcSEC concluded that film costs would be accounted for under an inventory model. In addition, the SOP addresses such topics as revenue recognition (fixed fees and minimum guarantees in variable fee arrangements), fee allocation in multiple films, accounting for exploitation costs, and impairment assessment. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2000.

    The Company is currently evaluating the impact of SOP 00-2, although the impact is not expected to be material.

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2000 presentation, including all amounts charged to customers for shipping and handling, which are now presented as revenue.

NOTE 3--BUSINESS ACQUISITIONS

STYLECLICK TRANSACTION

    On July 27, 2000, USAi and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. is traded on the Nasdaq market under the symbol "IBUY". In

                      USA NETWORKS, INC. AND SUBSIDIARIES
accordance with the terms of the agreement, USAi invested $40 million in cash and agreed to contribute $10 million in dedicated media, and received warrants to purchase additional shares of the new company. At closing, Styleclick.com repaid $10 million of borrowings outstanding under a bridge loan provided by USAi.

    The aggregate purchase price, including transaction costs, of $211.9 million was determined as follows:

                                                              (IN THOUSANDS)
                                                              --------------
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

    The Styleclick transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $170.2 million has been allocated to goodwill, which is being amortized over 3 years. Assets and liabilities as of the acquisition date consist of the following:

                                                              (IN THOUSANDS)
                                                              --------------
Current assets..............................................     $ 39,992
Non-current assets..........................................        4,400
Goodwill....................................................      170,238
Current liabilities.........................................        2,716

    In March 2001, Styleclick announced a new company organization designed to advance its offering of scaleable commerce services. The announcement included Styleclick's acquisition of the MVP.com technology platform. Also in March 2001, the Styleclick Board elected two executives of ECS to top management positions at Styleclick, and certain senior executives of Styleclick left the Company.

    As a result of the current and anticipated operating losses of Styleclick, and the continuing evaluation of the operations and technology, management determined the goodwill recorded in conjunction with the Styleclick Merger is impaired and recorded a write-down of $145.6 million as goodwill amortization as of December 31, 2000. Management is continuing to evaluate the operations of Styleclick, which could result in additional write-downs and costs to further restructure the business to improve results.

PRC TRANSACTION

    On April 5, 2000, USAi acquired PRC in a tax-free merger by issuing approximately 24.3 million shares of USAi common stock for all of the outstanding stock of PRC for a total value of

                      USA NETWORKS, INC. AND SUBSIDIARIES
approximately $710.5 million. In connection with the acquisition, the Company repaid approximately $32.3 million of outstanding borrowings under PRC's existing revolving credit facility.

    The PRC Transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $658.0 million has been allocated to goodwill, which is being amortized over 20 years. Assets and liabilities as of the acquisition date consist of the following:

                                                              (IN THOUSANDS)
                                                              --------------
Current assets..............................................     $ 64,945
Non-current assets..........................................       90,004
Goodwill....................................................      658,006
Current liabilities.........................................       68,745
Non-current liabilities.....................................       33,739

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

    Also on May 28, 1999, USAi acquired from Universal the domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses. The acquisition included PFE's domestic production assets such as Interscope Communications and Propaganda Films, as well as the following distribution assets: PolyGram Video, Polygram Filmed Entertainment Canada, Gramercy Pictures, and PolyGram Films. In connection with the transaction, USAi agreed to assume certain liabilities related to the PFE businesses acquired. In addition, USAi advanced
$200.0 million to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement pursuant to which USAi will distribute, in the U.S. and Canada, certain Polygram theatrical films which were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through December 31, 2000, approximately $120.3 million had been offset against the advance and $15.5 million of interest had accrued.

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

    The acquisition has been accounted for under the purchase method of accounting. The purchase price, including the initial contingent payments of $50 million for the year ended December 31, 1999, the stock issued to the sellers in conjunction with the initial public offering, and the estimated contingent payment for the twelve months ended March 31, 2000 has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase, resulting in goodwill of approximately
$406.3 million which is being amortized over a ten year life.

    On March 1, 2000, HRN completed an initial public offering for approximately
6.2 million shares of its class A common stock, resulting in net cash proceeds of approximately $90.0 million. At the completion of the offering, USAi owned approximately 70.6% of the outstanding shares of HRN. USAi recorded a gain related to the initial public offering of approximately $3.7 million in the year ended December 31, 2000.

    The following unaudited pro forma condensed consolidated financial information for the years ended December 31, 2000 and 1999, is presented to show the results of the Company, as if the Styleclick Transaction, the PRC Transaction, the Hotel Reservations Network Transaction and the October Films/ PFE Transaction had occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles, changes in programming and film costs amortization and an increase in interest expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates. Note that the amounts exclude USAB, the sale of

                      USA NETWORKS, INC. AND SUBSIDIARIES
which was announced in December 2000 and is now presented as a discontinued operation (see Note 20).

                                                    YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                    2000                 1999
                                                 ----------           ----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                              DATA)
Net revenues...................................  $4,673,030           $3,648,827
Earnings (loss) from continuing operations.....     (98,905)             (20,515)
Basic earnings (loss) from continuing
  operations per common share..................       $(.27)               $(.06)
                                                 ==========           ==========
Diluted earnings (loss) from continuing
  operations per common share..................       $(.27)               $(.06)
                                                 ==========           ==========

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following unaudited pro forma condensed consolidated financial information for the year ended December 31, 1998, is presented to show the results of the Company, as if the Universal Transaction, Ticketmaster Transaction, including significant acquisitions by Ticketmaster, the CitySearch Merger, the sale of SF Broadcasting (see Note 21), the Hotel Reservations Network Transaction and the October Films/ PFE Transaction had occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles, changes in programming and film costs amortization and an increase in interest expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates. Note that the amounts exclude USAB, the sale of which was announced in December 2000 and is now presented as a discontinued operation (see Note 20).

                                                     YEAR ENDED DECEMBER 31, 1998
                                                 -------------------------------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues...................................               $2,879,662
Earnings from continuing operations............                    9,826
Basic earnings from continuing operations per
  common share.................................                     $.03
                                                              ==========
Diluted earnings from continuing operations per
  common share.................................                     $.03
                                                              ==========

NOTE 4--INTANGIBLE ASSETS

    Intangible assets are amortized using the straight-line method and include the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Intangible Assets, net:
Goodwill.............................................  $7,181,196   $6,400,768
Other................................................     280,666      344,709
                                                       ----------   ----------
                                                       $7,461,862   $6,745,477
                                                       ==========   ==========

    Goodwill primarily relates to various transactions that have been consummated since 1996, and is net of accumulated amortization of $777.2 million and $419.9 million at December 31, 2000 and 1999, respectively. Goodwill is generally amortized over 40 years, except for goodwill associated with USA Films which is amortized over 20 years and Internet businesses which are amortized over 3 to 10 years.

    Other intangibles represent costs allocated to intangibles related to the acquisition of certain assets associated with the entertainment city guide portion of the Sidewalk.com web site from Microsoft Corporation in September 1999, and contracts with event venues associated with ticketing operations, and are net of accumulated amortization of $119.3 million and $42.7 million as of December 31, 2000 and 1999, respectively. The amounts are generally amortized over 3 to 10 years.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LONG-TERM OBLIGATIONS

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Unsecured Senior Credit Facility ("New Facility"); with
  a $40,000,000 sub-limit for letters of credit, entered
  into February 12, 1998, which matures on December 31,
  2002. At the Company's option, the interest rate on
  borrowings is tied to the London Interbank Offered
  Rate ("LIBOR") or the Alternate Base Rate ("ABR"),
  plus an applicable margin. Interest rate at December
  31, 2000 was 6.5%.....................................  $     --   $     --
$500,000,000 6 3/4% Senior Notes (the "Senior Notes")
  due November 15, 2005; interest payable May 15 and
  November 15 commencing May 15, 1999. Interest rate at
  December 31, 2000 was 6.84%...........................   498,213    497,914
Unsecured $37,782,000 7% Convertible Subordinated
  Debentures ("Savoy Debentures") due July 1, 2003
  convertible into USAi Common Stock at a conversion
  price of $33.22 per share.............................    35,163     34,319
Other long-term obligations maturing through 2007.......    44,582     53,547
                                                          --------   --------
Total long-term obligations.............................   577,958    585,780
Less current maturities.................................    25,457     10,801
                                                          --------   --------
Long-term obligations, net of current maturities........  $552,501   $574,979
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

    The existing credit facility is guaranteed by certain of USAi's subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin, and $596.3 million was available for borrowing as of December 31, 2000 after taking into account outstanding letters of credit. The credit facility includes covenants requiring, among other things, maintenance of specific operating and financial ratios and places restrictions on payment of dividends, incurrence of indebtedness and investments. The Company pays a commitment fee of .1875% on the unused portion of the credit facility.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Savoy Debentures are redeemable at the option of the Company at varying percentages of the principal amount each year, ranging from 105.25% to 100.75%, plus applicable interest. In connection with the Savoy Merger, USAi became a joint and several obligor with respect to the Savoy Debentures.

    Aggregate contractual maturities of long-term obligations are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2001........................................................     $ 25,457
2002........................................................        4,162
2003........................................................       36,402
2004........................................................          964
2005........................................................      494,603
Thereafter..................................................       16,370
                                                                 --------
                                                                 $577,958
                                                                 ========

NOTE 6--INCOME TAXES

    A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings (loss) from continuing operations before income taxes and minority interest is shown as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Income tax expense at the federal statutory
  rate
  of 35%.......................................  $ 24,992   $110,902   $84,642
Amortization of goodwill and other
  intangibles..................................    81,797     21,448    32,304
TMCS and foreign losses not consolidated into
  group........................................    84,838     43,912     5,000
State income taxes, net of effect of federal
  tax benefit..................................    11,205     11,941    17,404
Increase (decrease) in valuation allowance for
  deferred tax assets..........................    10,219         --    (8,665)
Impact of minority interest....................   (96,485)   (85,419)  (28,910)
Other, net.....................................    (3,697)       266    (3,126)
                                                 --------   --------   -------
Income tax expense.............................  $112,869   $103,050   $98,649
                                                 ========   ========   =======

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The components of income tax expense (benefit) are as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Current income tax expense:
  Federal......................................  $ 43,864   $ 72,342   $13,485
  State........................................     8,846     18,993     6,788
  Foreign......................................     9,553      2,257     1,222
                                                 --------   --------   -------
    Current income tax expense.................    62,263     93,592    21,495

Deferred income tax expense:
  Federal......................................    42,213      7,238    61,203
  State........................................     8,393      1,888    15,951
  Foreign......................................        --        332        --
                                                 --------   --------   -------
    Deferred income tax expense................    50,606      9,458    77,154
                                                 --------   --------   -------
    Total income tax expense...................  $112,869   $103,050   $98,649
                                                 ========   ========   =======

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are presented below. The valuation allowance represents items for which it is more likely than not that the tax benefit will not be realized.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Current deferred tax assets (liabilities):
  Inventory costing.........................................  $ 17,269   $11,522
  Provision for accrued expenses............................     9,750     5,996
    Investments in affiliates...............................     3,932     3,932
  Deferred revenue..........................................   (36,919)  (12,087)
  Film amortization.........................................    23,280    14,605
  Other.....................................................    43,549    21,837
                                                              --------   -------
    Total current deferred tax assets.......................    60,861    45,805
    Less valuation allowance................................   (16,886)  (16,886)
                                                              --------   -------
    Net current deferred tax assets.........................  $ 43,975   $28,919
                                                              --------   -------

Non-current deferred tax assets (liabilities):
  Broadcast and cable fee contracts.........................  $  1,693   $ 4,230
  Depreciation for tax in excess of financial statements....   (10,118)   (6,902)
  Amortization of FCC licenses and broadcast related
    intangibles.............................................      (478)  (15,082)
  Amortization of tax deductible goodwill...................   (67,108)  (37,769)
  Programming costs.........................................    37,833    44,832
  Investment in subsidiaries................................    15,866     6,320
  Gain on sale of subsidiary stock..........................   (46,415)  (46,415)
  Net federal operating loss carryforward...................    40,350    30,383
  Deferred revenue..........................................    (8,955)   (9,092)
  Other.....................................................   (16,545)   55,823
                                                              --------   -------
    Total non-current deferred tax assets (liabilities):....   (53,877)   26,328
    Less valuation allowance................................   (44,501)  (34,282)
                                                              --------   -------
    Net non-current deferred tax assets (liabilities).......  $(98,378)  $(7,954)
                                                              ========   =======
Total deferred tax assets (liabilities).....................  $(54,403)  $20,965
                                                              ========   =======

    The Company recognized income tax deductions related to the issuance of common stock pursuant to the exercise of stock options for which no compensation expense was recorded for accounting purposes. The related income tax benefits of $27.0 million, $42.4 million, and $7.0 million for the years ended December 31, 2000, 1999 and 1998, respectively, were recorded as increases to additional paid-in capital.

    At December 31, 2000 and 1999, the Company has net operating loss carryforwards ("NOL") for federal income tax purposes of $139.5 and $87.0 million, respectively, which are available to offset future federal taxable income, if any, through 2020. Such NOL's are pre-acquisition losses which are subject to certain tax loss limitations. Accordingly, the Company has established a valuation allowance for those pre-acquisition losses that are substantially limited. Amounts recognized, if any, of these tax benefits in future periods will be applied as a reduction of goodwill associated with the acquisition.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

    Future minimum payments under non-cancellable agreements are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2001........................................................     $ 80,836
2002........................................................       68,793
2003........................................................       46,355
2004........................................................       41,169
2005........................................................       32,126
Thereafter..................................................      124,551
                                                                 --------
                                                                 $393,830
                                                                 ========

    Expenses charged to operations under these agreements were $80.0 million, $61.6 million and $57.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    HRN has non-cancelable commitments for hotel rooms totaling $9.2 million, which relate to the period January 1, 2001 to December 31, 2001. HRN also has, as of December 31, 2000, $3,490 of outstanding letters of credit that expire between March 2001 and January 2002. The outstanding letters of credit are collateralized by $4.5 million of investments, of which $2.0 million as of December 31, 2000 and December 31, 1999, respectively, are classified as restricted cash equivalents.

    The Company is required to provide funding, from time to time, for the operations of its investments in joint ventures accounted for under the equity method.

NOTE 8--INVENTORIES

                                                       DECEMBER 31, 2000       DECEMBER 31, 1999
                                                     ---------------------   ---------------------
                                                     CURRENT    NONCURRENT   CURRENT    NONCURRENT
                                                     --------   ----------   --------   ----------
                                                                    (IN THOUSANDS)
Film costs:
  Released, net of amortization....................  $182,957    $ 44,678    $ 93,775    $ 67,986
  In process and unreleased........................    64,474      14,986      45,906       4,366
Programming costs, net of amortization.............   172,499     178,846     151,367      88,772
Sales merchandise, net.............................   230,343          --     170,234          --
Other..............................................     1,626          --         938          --
                                                     --------    --------    --------    --------
    Total..........................................  $651,899    $238,510    $462,220    $161,124
                                                     ========    ========    ========    ========

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Company estimates that approximately 90% of unamortized film costs at December 31, 2000 will be amortized within the next three years.

NOTE 9--STOCKHOLDERS' EQUITY

    On January 20, 2000, the Board of Directors declared a two-for-one stock split of USAi's common stock and Class B common stock, payable in the form of a dividend to stockholders of record as of the close of business on February 10, 2000. The 100% stock dividend was paid on February 24, 2000. On February 20, 1998, the Board of Directors declared a two-for-one stock split of USAi's common stock and Class B common stock, payable in the form of a dividend to stockholders of record as of the close of business on March 12, 1998. The 100% stock dividend was paid on March 26, 1998. All share data give effect to such stock splits, applied retroactively as if the splits occurred on January 1, 1998.

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

STOCKHOLDERS' AGREEMENT

    Mr. Diller, Chairman of the Board and Chief Executive Officer of the Company, through BDTV, INC., BDTV II, INC., BDTV III, INC., BDTV IV, INC., his own holdings and pursuant to the Stockholders Agreement with Universal, Liberty, the Company and Vivendi (the "Stockholders Agreement"), has the right to vote approximately 14.8% (45,141,584 shares) of USAi's outstanding common stock, and 100% (63,033,452 shares) of USAi's outstanding Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes per share with respect to matters on which Common and Class B stockholders vote as a single class. As a result, Mr. Diller controls 73.5% of the outstanding total voting power of the Company. Mr. Diller, subject to the Stockholders Agreement, is effectively able to control the outcome of nearly all matters submitted to a vote of the Company's

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

stockholders. Liberty HSN holds substantially all of the economic interest in, and Mr. Diller holds all of the voting power in, the shares of USAi stock held by the BDTV entities listed above.

RESERVED COMMON SHARES

    In connection with option plans, convertible debt securities pending acquisitions and other matters 466,663,750 shares of Common Stock were reserved.

STOCK-BASED WARRANTS

    In January 2000, HRN entered into an exclusive affiliate distribution and marketing agreement and issued a performance warrant upon the completion of the public offering. The performance warrant is subject to vesting based on achieving certain performance targets. If the performance warrants are fully vested and exercisable it will entitle the holder to acquire 2,447,955 shares of class A common stock at the initial public offering price of $16.00. Additionally, in November 2000, HRN entered into another affiliate distribution and marketing agreement and issued a performance warrant which is subject to vesting based upon achieving certain performance targets. If the performance warrants are fully vested and exercisable, it will entitle the holder to acquire 953,583 shares of class A common stock at an average price calculated at the end of each performance measurement date. The performance warrants will be valued at the time the award is probable of being earned. The portion of the value related to the completed term of the related affiliation agreement will be expensed, and the remaining non-cash deferred distribution and marketing expense will be amortized over the remaining term of the affiliation agreement. The value of such related warrants may be subject to adjustment until such time that the warrant is nonforfeitable, fully vested and exercisable.

    In February 2000, HRN entered into other exclusive affiliate distribution and marketing agreements and issued 1,428,365 warrants to purchase class A common stock at the initial public offering price of $16.00. Additionally, in November 2000, the HRN entered into another affiliate distribution and marketing agreement and issued 95,358 warrants to purchase class A common stock at an exercise price of $31.46. These 1,523,723 warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. HRN has recorded an asset of $17.7 million for these warrants. This asset is being amortized over the term of the warrant agreements, which range from two to three years. During the year, HRN amortized $4.3 million of the warrant costs.

NOTE 10--LITIGATION

    In the ordinary course of business, the Company is engaged in various lawsuits, including certain class action lawsuits initiated in connection with the merger of Ticketmaster and TMCS (see Note 23), the Home Shopping Merger and the Ticketmaster Transaction. In the opinion of management, the ultimate outcome of the various lawsuits should not have a material impact on the liquidity, results of operations or financial condition of the Company.

NOTE 11--BENEFIT PLANS

    The Company offers various plans pursuant to Section 401(k) of the Internal Revenue Code covering substantially all full-time employees who are not party to collective bargaining agreements. The Company's share of the matching employer contributions is set at the discretion of the Board of Directors or the applicable committee thereof.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--STOCK OPTION PLANS

    The following describes the stock option plans. Share numbers, prices and earnings per share reflect the Company's two two-for-one stock splits which became effective for holders of record as of the close of business on March 12, 1998 and February 10, 2000, respectively.

    The Company has outstanding options to employees of the Company under several plans (the "Plans") which provide for the grant of options to purchase the Company's common stock at not less than fair market value on the date of the grant. The options under the Plans vest ratably, generally over a range of three to five years from the date of grant and generally expire not more than 10 years from the date of grant. Five of the Plans have options available for future grants.

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

                                                                                   DECEMBER 31,
                                                 --------------------------------------------------------------------------------
                                                           2000                        1999                        1998
                                                 -------------------------   -------------------------   ------------------------
                                                                PRICE                       PRICE                       PRICE
                                                  SHARES        RANGE         SHARES        RANGE         SHARES        RANGE
                                                 --------   --------------   --------   --------------   --------   -------------
                                                                              (SHARES IN THOUSANDS)
Outstanding at beginning of period.............   75,955    $        1-$37    78,428    $         1-37    65,872    $        1-37
  Granted or issued in connection with
    mergers....................................   19,526    $        4-$28    10,007    $        16-28    18,906    $        6-15
Exercised......................................   (4,277)   $        1-$20   (11,155)   $         1-13    (4,690)   $        1-11
Cancelled......................................   (4,849)   $        6-$37    (1,325)   $         6-18    (1,660)   $        3-37
                                                  ------                     -------                      ------
Outstanding at end of period...................   86,355    $        1-$37    75,955    $         1-37    78,428    $        1-37
                                                  ======                     =======                      ======
Options exercisable............................   56,968    $        1-$37    47,987    $         1-37    39,806    $        1-37
                                                  ======                     =======                      ======
Available for grant............................   33,628                      27,225                      15,048
                                                  ======                     =======                      ======

    The weighted average exercise prices during the year ended December 31, 2000, were $21.05, $7.92 and $19.93 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $20.75.

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

                                             OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                  ------------------------------------------   ----------------------------
                                                       WEIGHTED
                                                        AVERAGE     WEIGHTED                       WEIGHTED
                                                       REMAINING    AVERAGE                        AVERAGE
                                   OUTSTANDING AT     CONTRACTUAL   EXERCISE    EXERCISABLE AT     EXERCISE
RANGE OF EXERCISE PRICE           DECEMBER 31, 2000      LIFE        PRICE     DECEMBER 31, 2000    PRICE
-----------------------           -----------------   -----------   --------   -----------------   --------
                                   (IN THOUSANDS)                               (IN THOUSANDS)
$0.01 to $5.00..................       21,433              4.8       $ 4.71         21,063          $4.71
$5.01 to $10.00.................       35,416              6.0         8.24         29,828           8.02
$10.01 to $15.00................        7,731              7.3        12.49          4,045          12.48
$15.01 to $20.00................        7,538              9.3        18.67            416          18.94
$20.01 to $25.00................        9,135              8.9        22.37            420          21.49
$25.01 to $37.00................        5,102              8.9        27.83          1,196          27.10
                                       ------                                       ------
                                       86,355              7.9        11.12         56,968           7.68
                                       ======                                       ======

    Pro forma information regarding net income and earnings per share is required by SFAS 123. The information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rates of 5.0%; a dividend yield of zero; a volatility factor of .62,
 .44, and .56, respectively, based on the expected market price of USAi Common Stock based on historical trends; and a weighted-average expected life of the options of five years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                      YEARS ENDED DECEMBER 31,
                                                -------------------------------------
                                                   2000          1999         1998
                                                -----------   ----------   ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net income (loss)...................   $(231,656)    $(68,858)     $42,906
Pro forma basic earnings (loss)...............      $(0.64)       $(.21)        $.15
Pro forma diluted earnings (loss).............      $(0.64)       $(.21)        $.07

    These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED
  DECEMBER 31, 2000:

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

    On April 5, 2000, USAi completed its acquisition of PRC by issuing approximately 24.3 million shares of USAi common stock for all of the outstanding stock of PRC, for a total value of approximately $710.5 million.

    On May 26, 2000, TMCS completed its acquisition of Ticketweb, Inc. ("Ticketweb"), by issuing approximately 1.8 million shares of TMCS Class B Common Stock for all the outstanding stock of Ticketweb, for a total value of approximately $35.3 million.

    For the year ended December 31, 2000, interest accrued on the $200.0 million advance to Universal amounted to $8.7 million.

    For the year ended December 31, 2000, the Company incurred non-cash distribution and marketing expense of $11.5 million.

    During the second quarter, the Company recorded $11.6 million of expense related to an agreement with an executive. Of this amount, $3.8 million is a non-cash stock compensation charge related to restricted stock.

    During the year ended December 31, 2000, the Company realized a pre-tax loss of $46.1 million related to the write-off of investments to fair value.

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

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED
  DECEMBER 31, 1998:

                                                              (IN THOUSANDS)
                                                              --------------
Acquisition of USA Cable and Studios USA
  Acquisition price.........................................    $4,115,531
  Less: Amount paid in cash.................................    (1,300,983)
                                                                ----------
  Total non-cash consideration..............................    $2,814,548
                                                                ==========

Components of non-cash consideration:
  Deferred purchase price liability.........................    $  300,000
  Issuance of Common Shares and Class B Shares..............       277,898
  Issuance of USANi LLC Shares..............................     2,236,650
                                                                ----------
                                                                $2,814,548
                                                                ==========

Exchange of Minority Interest in USANi LLC for Deferred
  Purchase Price Liability, including interest..............    $  304,636
                                                                ==========

    As of March 1, 1998 the 5 7/8% Convertible Subordinated Debentures were converted to 14,998,044 shares of Common Stock.

    In connection with the Universal Transaction, the Company issued 2,356,644 shares of Class B Common Stock to Liberty, which represented the remaining contingently issuable shares in connection with the Home Shopping Merger.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
CASH PAID DURING THE PERIOD FOR:
  Interest.......................................  $38,946    $51,368    $78,873
  Income tax payments............................   22,343     35,556     31,366
  Income tax refund..............................    1,662        632        666

NOTE 14--RELATED PARTY TRANSACTIONS

    As of December 31, 2000, the Company was involved in several agreements with related parties as follows:

    The Company has a secured, non-recourse note receivable of $5.0 million from its Chairman and Chief Executive Officer. See Note 9.

    Universal provides certain support services to the Company under a Transition Services agreement entered into in connection with the Universal Transaction. For these services, which include use of pre-production, production and post-production facilities, information technology services, physical distribution, contract administration, legal services and office space, Universal charged the Company $8.2 million, $12.5 million and $15.0 million for the years ended December 31, 2000, 1999 and 1998, respectively, of which $4.7 million, $8.0 million and $8.5 million was capitalized to production costs, respectively.

    Universal and the Company entered into an International Television Distribution Agreement under which the Company pays to Universal a distribution fee of 10% on all programming owned or controlled by the Company distributed outside of the United States. For the years ended December 31, 2000, 1999 and 1998, the fee totaled $14.0 million, $9.0 million and $1.3 million, respectively.

    In addition, the Company and Universal entered into a Domestic Television Distribution Agreement under which the Company distributes in the United States certain of Universal's television

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

programming. For the years ended December 31, 2000, 1999 and 1998, Universal paid the Company $1.5 million in each year.

    Under the USANi LLC Operating Agreement, USANi LLC is obligated to make a distribution to each of the LLC members in an amount equal to each member's share of USANi LLC's taxable income at a specified tax rate. In March 2000, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $68.1 million related to the year ended December 31, 1999. The amount for the year ended December 31, 1998 was $28.8 million and it was paid in March 1999.

    Pursuant to the October Films/PFE Transaction, the company entered into a series of agreements on behalf of its filmed entertainment division ("Films") with entities owned by Universal, to provide distribution services, video fulfillment and other interim and transitional services. These agreements are described below.

    Under a distribution agreement covering approximately fifty films owned by Universal, Films earns a distribution fee and remits the balance of revenues to a Universal entity. For the twelve month periods ending December 31, 2000 and 1999, Films earned distribution fees of approximately $10.7 million and $4.5 million, respectively, from the distribution of these films. Films is responsible for collecting the full amount of the sale and remitting the net amount after its fee to Universal, except for amounts applied against the Universal Advance (see Note 3).

    In addition, Films acquired home video distribution rights to a number of "specialty video" properties. Universal holds a profit participation in certain of these titles. No amounts were earned by Universal under this agreement to date.

    Films is party to a "Videogram Fulfillment Agreement" with a Universal entity pursuant to which such entity provides certain fulfillment services for the United States and Canadian home video markets. In the period ending December 31, 2000 and 1999, Films incurred fees to Universal of approximately $3.5 million and $2.5 million, respectively, for such services.

    Films has entered into other agreements with Universal pursuant to which Universal administers certain music publishing rights controlled by Films and has licensed to Universal certain foreign territorial distribution rights in specified films from which it received $5.8 million and $4.8 million in revenue during the period ending December 31, 2000 and 1999, respectively.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15--QUARTERLY RESULTS (UNAUDITED)

                                                 QUARTER         QUARTER       QUARTER      QUARTER
                                                  ENDED           ENDED         ENDED        ENDED
                                               DECEMBER 31,   SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                               ------------   -------------   ----------   ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2000
Net revenues.................................   $1,315,859     $1,109,756     $1,134,371   $1,041,506
Operating profit.............................     (105,801)        22,843         57,185       82,099
Loss from continuing operations (a, b, c, d,
  e).........................................      (62,297)        (5,872)       (13,344)      (7,075)
Net loss (a, b, c, d, e).....................      (80,285)       (20,240)       (28,586)     (18,872)
Basic and diluted loss from continuing
  operations per common share (g) (h)........         (.17)          (.02)          (.04)        (.02)
Basic and diluted net loss per common
  share (g) (h)..............................         (.22)          (.06)          (.08)        (.06)
YEAR ENDED DECEMBER 31, 1999
Net revenues.................................   $  974,366     $  825,331     $  809,587   $  762,461
Operating profit.............................       82,025         49,857         65,423       72,609
Earnings (loss) from continuing operations
  (a, f).....................................       (3,606)         2,160          1,254       16,707
Net earnings (loss)(a, f)....................      (17,778)        (7,680)        (9,716)       7,543
Basic net earnings (loss) from continuing
  operations per common share (g) (h)........         (.01)           .01            .00          .05
Diluted net earnings (loss) from continuing
  operations per common share (g) (h)........         (.01)           .01            .00          .05
Basic net earnings (loss) per common share(g)
  (h)........................................         (.05)          (.02)          (.03)         .02
Diluted net earnings (loss) per common share
  (g) (h)....................................         (.05)          (.02)          (.03)         .02

------------------------

(a) The quarterly results includes the operations of Styleclick.com since its acquisition on July 27, 2000, PRC since its acquisition on April 5, 2000, October Films and the domestic film distribution and development business of Universal previously owned by Polygram Filmed Entertainment, Inc. since their acquisition on May 28, 1999 and HRN since its acquisition on May 10, 1999.

(b) During the third quarter of 2000, the Company recorded a pre-tax gain of $104.6 million related to the Styleclick Transaction.

(c) During the fourth quarter of 2000, the Company recorded a pre-tax charge of $145.6 million related to the impairment of Styleclick goodwill.

(d) The company recorded losses of $15.6 million and $30.5 million during the fourth and third quarters of 2000, respectively, related to the write-down of equity investments to fair value.

(e) During the first quarter of 2000, the Company recorded a pre-tax gain of $3.7 million related to the initial public offering of HRN.

(f) In the first quarter of 1999, the Company recorded a pre-tax gain of $10.5 million related to the reversal of equity losses which were previously recorded in 1998 as a result of the Universal Transaction. Furthermore, the Company recorded pre-tax gains on the sale of securities of $47.3 million, $3.0 million and $39.5 million in the first, second and third quarters of 1999, respectively.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(g) Per common share amounts for the quarters do not add to the annual amount because of differences in the average common shares outstanding during each period.

(h) Earnings (loss) per common share data and shares outstanding retroactively reflect the impact of the two-for-one stock splits of USAi's common stock and Class B common stock paid on February 24, 2000 and March 26, 1998. All share numbers give effect to such stock splits.

NOTE 16--INDUSTRY SEGMENTS

    The Company operated principally in the following industry segments: Cable and studios, Emerging networks, Filmed entertainment, Electronic retailing, Ticketing operations, Hotel reservations, Teleservices, Citysearch, Match.com and related, Electronic commerce solutions and Styleclick. The Cable and studios segment consists of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming. The Emerging networks segment consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site. The Filmed entertainment segment consists primarily of USA Films, which engages in the film distribution and production businesses which were acquired May 28, 1999. The Electronic retailing segment consists principally of the Home Shopping Network, America's Store, HSN International and HSN Interactive, including HSN.com, which are engaged in the sale of merchandise through electronic retailing. The Ticketing operations segment primarily consists of Ticketmaster and Ticketmaster.com, which provide offline and online automated ticketing services. The Hotel reservations segment was formed on May 10, 1999 in conjunction with the acquisition of Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market. The Teleservices segment was formed on April 5, 2000 in conjunction with the acquisition of PRC, which handles outsourced customer care for both large corporations and high-growth internet-focused companies. The Citysearch, Match.com and related segment primarily consists of Citysearch, which operates an online network that provides locally oriented services and information to users, and Match.com, which consists of an online personals business. The Electronic commerce solutions segment primarily represents the Company's electronic solutions business. The Styleclick segment represents Styleclick, a facilitator of e-commerce websites and Internet enabled applications which includes the Company's online retailing networks. Other represents businesses which were sold prior to fiscal year 2000.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             2000          1999         1998
                                                          -----------   ----------   ----------
                                                                     (IN THOUSANDS)
Revenue:
  USA ENTERTAINMENT
  Cable and studios.....................................  $ 1,530,464   $1,304,683   $1,085,685
  Emerging networks.....................................       20,332        1,188           --
  Filmed entertainment..................................       86,084       64,766        7,259
  USA ELECTRONIC RETAILING
  Electronic retailing..................................    1,778,986    1,341,828    1,207,867
  USA INFORMATION AND SERVICES
  Ticketing operations..................................      518,565      442,742      386,555
  Hotel reservations....................................      327,977      124,113           --
  Teleservices..........................................      212,471           --           --
  Citysearch, Match.com and related.....................       80,012       36,329        5,454
  Electronic commerce solutions.........................       24,293       20,240          809
  Styleclick............................................       22,308       28,962       23,969
  OTHER.................................................           --        6,894       42,298
                                                          -----------   ----------   ----------
                                                          $ 4,601,492   $3,371,745   $2,759,896
                                                          ===========   ==========   ==========
Operating profit (loss):
  USA ENTERTAINMENT
  Cable and studios.....................................  $   435,114   $  320,878   $  190,191
  Emerging networks.....................................      (13,244)      (2,989)          --
  Filmed entertainment..................................      (15,800)         868          330
  USA ELECTRONIC RETAILING
  Electronic retailing..................................      135,077      133,153      102,211
  USA INFORMATION AND SERVICES
  Ticketing operations..................................       24,479       13,375       14,307
  Hotel reservations....................................        9,166        5,654           --
  Teleservices..........................................       (8,352)          --           --
  Citysearch, Match.com and related.....................     (217,826)    (107,928)     (15,727)
  Electronic commerce solutions.........................      (33,123)      (9,210)        (966)
  Styleclick............................................     (206,964)     (42,407)     (17,296)
  OTHER.................................................      (52,201)     (41,480)     (23,146)
                                                          -----------   ----------   ----------
                                                          $    56,326   $  269,914   $  249,904
                                                          ===========   ==========   ==========
Assets:
  USA ENTERTAINMENT
  Cable and studios.....................................  $ 4,818,352   $4,821,905   $5,030,762
  Emerging networks.....................................      113,134          200           --
  Filmed entertainment..................................      252,899      214,582       38,755
  USA ELECTRONIC RETAILING
  Electronic Retailing..................................    1,862,920    1,639,310    1,729,927
  USA INFORMATION AND SERVICES
  Ticketing operations..................................    1,089,965    1,004,276    1,008,808
  Hotel reservations....................................      555,613      202,666           --
  Teleservices..........................................      795,531           --           --

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             2000          1999         1998
                                                          -----------   ----------   ----------
                                                                     (IN THOUSANDS)
  Citysearch, Match.com and related.....................      437,924      650,949      266,455
  Electronic commerce solutions.........................        9,705        1,001          591
  Styleclick............................................       51,320       27,622       12,711
  OTHER.................................................      350,638      539,439       80,305
  DISCONTINUED OPERATIONS...............................      135,869      131,277      147,876
                                                          -----------   ----------   ----------
                                                          $10,473,870   $9,233,227   $8,316,190
                                                          ===========   ==========   ==========
Depreciation and amortization:
  USA ENTERTAINMENT
  Cable and studios.....................................  $   112,568   $  113,034   $   99,225
  Emerging networks.....................................        6,124           --           --
  Filmed entertainment..................................        9,208        5,629        4,588
  USA ELECTRONIC RETAILING
  Electronic retailing..................................      112,158       83,808       72,312
  USA INFORMATION AND SERVICES
  Ticketing operations..................................       73,922       79,974       47,077
  Hotel reservations....................................       39,215       13,237           --
  Teleservices..........................................       42,447           --           --
  Citysearch, Match.com and related.....................      148,932       47,000        8,708
  Electronic commerce solutions.........................        4,768           --           --
  Styleclick............................................      175,090        3,251        1,436
  OTHER.................................................        5,532        5,253        4,554
                                                          -----------   ----------   ----------
                                                          $   729,964   $  351,186   $  237,900
                                                          ===========   ==========   ==========
Capital expenditures:
  USA ENTERTAINMENT
  Cable and studios.....................................  $    15,229   $    6,771   $    5,616
  Emerging networks.....................................          600           --           --
  Filmed entertainment..................................          632          448           --
  USA ELECTRONIC RETAILING
  Electronic retailing..................................       52,227       47,158       42,258
  USA INFORMATION AND SERVICES
  Ticketing operations..................................       23,282       23,789       18,476
  Hotel reservations....................................        2,859        1,092           --
  Teleservices..........................................       43,505           --           --
  Citysearch, Match.com and related.....................       11,747       11,328          857
  Electronic commerce solutions.........................        2,560           39           11
  Styleclick............................................        2,487       13,618        2,968
  OTHER.................................................       21,756        4,673        6,337
                                                          -----------   ----------   ----------
                                                          $   176,884   $  108,916   $   76,523
                                                          ===========   ==========   ==========

    The Company operates principally within the United States.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17--FINANCIAL INSTRUMENTS

    The additional disclosure below of the estimated fair value of financial instruments was made in accordance with the requirements of Statements of Financial Accounting Standards No. 107. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies when available. The carrying values of all financial instruments approximates their respective fair values.

                                       DECEMBER 31, 2000     DECEMBER 31, 1999
                                      -------------------   -------------------
                                      CARRYING     FAIR     CARRYING     FAIR
                                       AMOUNT     VALUE      AMOUNT     VALUE
                                      --------   --------   --------   --------
                                                   (IN THOUSANDS)
Cash and cash equivalents...........  $244,223   $244,223   $423,176   $423,176
Long-term investments...............    46,115     46,115    121,243    121,243
Long-term obligations...............  (577,958)  (577,958)  (585,780)  (585,780)

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

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Net sales..........................................   $6,678     $7,890    $34,383
Operating expenses.................................    3,236      3,431     31,465
Operating income...................................    3,442      4,459      2,918
Net income.........................................    6,354      7,143     36,256

SUMMARY CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Current assets..........................................        --   $    191
Non-current assets......................................   158,561    150,236
Current liabilities.....................................    17,021     12,273
Non-current liabilities.................................    38,902     39,081

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

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19--PROGRAM RIGHTS AND FILM COSTS

    As of December 31, 2000, the liability for program rights, representing future payments to be made under program contract agreements amounted to $520.5 million. Annual payments required are $241.7 million in 2001, $153.2 million in 2002, $79.3 million in 2003, $23 million in 2004,
$18.8 million in 2005 and $4.5 million in 2006 and thereafter. Amounts representing interest are $50.2 million and the present value of future payments is $470.3 million.

    As of December 31, 2000, the liability for film costs amounted to $108.7 million. Annual payments are $70.2 million in 2001 and $38.5 million in 2002.

    Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of December 31, 2000, the unrecorded commitments amounted to $781.6 million. Annual commitments are $144.2 million in 2001, $160.5 million in 2002, $146.8 million in 2003, $134.0 million in 2004, $99.5 million in 2005 and
$96.6 million in 2006 and thereafter.

NOTE 20--SALE OF USA BROADCASTING

    In December 2000, the Company announced that Univision Communications Inc. ("Univision") will acquire, for $1.1 billion in cash, all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations. The sale is subject to regulatory approval and customary closing conditions. The agreement with Univision generally provides that if regulatory approvals are not obtained by January 10, 2002, Univision would still be obligated to pay the full purchase price to USAi, in which case it is anticipated that Univision would assign the contract to one or more other parties, using a trust mechanism if necessary. USAB is presented as a discontinued operation for all periods presented. The revenues for USAB were $19,717 million, $8,598 million, $1,555 million in the years ended 2000, 1999 and 1998, respectively. The loss for USAB was $59.4 million (net of tax benefit of $21.3 million) and $44.1 million (net of tax benefit of $12.1 million) in the years ended 2000 and 1999, respectively, and net income of $13.0 million (net of tax expense of $29.0 million) in the year ended 1998.

NOTE 21--OTHER BROADCASTING TRANSACTIONS

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

NOTE 22--EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of Basic and Diluted earnings per share. All share numbers have been adjusted to retroactively reflect the impact of the two-for-one stock splits of USAi's common stock and Class B common stock paid on February 24, 2000 and March 26, 1998. All share numbers give effect to such stock splits.

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2000          1999         1998
                                                              -----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONTINUING OPERATIONS:
Numerator:
Earnings (loss) from continuing operations..................   $ (88,588)    $ 16,515     $ 63,892
Elimination of minority interest............................          --           --       50,841
                                                               ---------     --------     --------
Numerator for diluted earnings (loss) per share.............   $ (88,588)    $ 16,515     $114,733
                                                               =========     ========     ========

Denominator:
Denominator for basic earnings per share -- weighted average
  shares....................................................     359,688      327,816      286,146
  Effect of dilutive securities:
    Stock options...........................................          --       40,111       31,014
    LLC shares exchangeable into Common Stock...............          --           --      276,864
                                                               ---------     --------     --------
Diluted weighted average shares.............................     359,688      367,927      594,024
                                                               =========     ========     ========
Basic earnings (loss) per share.............................       $(.25)        $.05         $.22
                                                               =========     ========     ========
Diluted earnings (loss) per share...........................       $(.25)        $.04         $.19
                                                               =========     ========     ========

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET EARNINGS:
Numerator:
Net earnings (loss).........................................   $(147,983)    $(27,631)    $ 76,874
Elimination of minority interest............................          --           --       50,841
                                                               ---------     --------     --------
Numerator for diluted earnings (loss) per share.............   $(147,983)    $(27,631)    $127,715
                                                               =========     ========     ========

Denominator:
Denominator for basic earnings per share -- weighted average
  shares....................................................     359,688      327,816      286,146
  Effect of dilutive securities:
    Stock options...........................................          --           --       31,014
    LLC shares exchangeable into Common Stock...............          --           --      276,864
                                                               ---------     --------     --------
Diluted weighted average shares.............................     359,688      327,816      594,024
                                                               ---------     --------     --------
Basic earnings (loss) per share.............................       $(.41)       $(.08)        $.27
                                                               =========     ========     ========
Diluted earnings (loss) per share...........................       $(.41)       $(.08)        $.21
                                                               =========     ========     ========

    The effect of the convertible debentures is excluded from the computation of Diluted EPS through the date of conversion on March 1, 1998 as their effect is antidilutive.

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23--NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

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

    The following tables present condensed consolidating financial information for the years ended December 31, 2000, 1999 and 1998 for: (1) the Company on a stand-alone basis, (2) Holdco on a stand-alone basis, (3) USANi LLC on a stand-alone basis, (4) the combined Wholly Owned Subsidiary Guarantors (including Wholly Owned Subsidiary Guarantors that are wholly owned subsidiaries of USANi LLC), (5) the combined non-guarantor subsidiaries of the Company (including the non-guarantor subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries")), and (6) the Company on a consolidated basis.

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

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    As of and for the Year Ended December 31, 2000

                                                                         WHOLLY
                                                                          OWNED
                                                            USANI      SUBSIDIARY    NON-GUARANTOR                       USAI
                                   USAI        HOLDCO        LLC       GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                ----------   ----------   ----------   -----------   --------------   ------------   ------------
Current assets................  $  356,726   $       --   $   14,159   $1,107,131      $  646,757     $  (356,726)   $ 1,768,047
Property and equipment net....          --           --       24,203      205,895         213,896              --        443,994
Goodwill and other intangible
  assets, net.................      73,693           --           --    5,004,332       2,383,837              --      7,461,862
Investment in subsidiaries....   3,210,513    1,284,166    6,888,058           --              --     (11,382,737)            --
Other assets..................     167,447           --       15,229      590,081          95,840        (204,499)       664,098
Net current assets of
  discontinued operations.....          --           --           --        3,766           4,022              --          7,788
Net non current assets on
  discontinued operations.....          --           --           --     (240,346)         54,091         314,336        128,081
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Total assets..................  $3,808,379   $1,284,166   $6,941,649   $6,670,859      $3,398,443     $(11,629,626)  $10,473,870
                                ==========   ==========   ==========   ==========      ==========     ============   ===========

Current liabilities...........  $   12,406   $       --   $       --   $  884,874      $  427,365     $  (151,398)   $ 1,173,247
Long-term debt, less current
  portion.....................          --           --      498,212        4,645          49,644              --        552,501
Other liabilities.............     356,102           --      243,333      270,824         487,301        (866,446)       491,114
Minority interest.............          --           --       60,373      177,184         439,699       4,139,881      4,817,137
Interdivisional equity........          --           --           --    5,302,098       2,134,252      (7,436,350)            --
Stockholders' equity..........   3,439,871    1,284,166    6,139,731       31,234        (139,818)     (7,315,313)     3,439,871
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Total liabilities and
  shareholders' equity........  $3,808,379   $1,284,166   $6,941,649   $6,670,859      $3,398,443     $(11,629,626)  $10,473,870
                                ==========   ==========   ==========   ==========      ==========     ============   ===========
Revenue.......................  $       --   $       --   $       --   $3,113,439      $1,489,123     $    (1,070)   $ 4,601,492
Operating expenses............     (15,184)          --      (37,369)  (2,619,846)     (1,873,837)          1,070     (4,545,166)
Interest expense, net.........     (26,195)          --       22,208      (28,263)         (1,970)              2        (34,218)
Gain on sale of securities....          --           --           --           --              --              --             --
Other income (expense), net...     (48,551)      65,026      372,389     (112,323)        (20,831)       (206,413)        49,297
Provision for income taxes....       1,342           --      (27,351)     (27,761)        (59,099)             --       (112,869)
Minority interest.............          --           --           --        6,992         154,459        (208,575)       (47,124)
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Net (loss) income from
  continuing operations.......  $  (88,588)  $   65,026   $  329,877   $  332,238      $ (312,155)    $  (414,986)   $   (88,588)
                                ==========   ==========   ==========   ==========      ==========     ============   ===========
Net (loss) income from
  discontinued operations.....     (59,395)          --           --      (59,334)            (61)         59,395        (59,395)
                                ==========   ==========   ==========   ==========      ==========     ============   ===========

Cash flows from operations....  $  (34,654)  $       --   $   (9,403)  $  402,056      $   14,508     $        --    $   372,507
Cash flows used in investing
  activities..................  $   18,711   $       --   $  (63,754)  $ (207,548)     $ (271,965)    $        --    $  (524,556)
Cash flows from financing
  activities..................  $   15,943   $       --   $ (125,442)  $ (112,456)     $  280,301     $        --    $    58,346
Net Cash used by discontinued
  operations..................          --           --           --      (84,771)          2,208              --        (82,563)
Effect of exchange rate.......          --           --           --        3,352          (6,039)             --         (2,687)
Cash at the beginning of the
  period......................          --           --      276,678      (27,067)        173,565              --        423,176
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Cash at the end of the
  period......................  $       --   $       --   $   78,079   $  (26,434)     $  192,578     $        --    $   244,223
                                ==========   ==========   ==========   ==========      ==========     ============   ===========

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    As of and for the Year Ended December 31, 1999

                                                                         WHOLLY
                                                                          OWNED
                                                            USANI      SUBSIDIARY    NON-GUARANTOR                       USAI
                                   USAI        HOLDCO        LLC       GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                ----------   ----------   ----------   -----------   --------------   ------------   ------------
Current assets................  $   23,002   $       --   $  282,706   $  769,949      $  321,368     $        --     $1,397,025
Property and equipment net....          --           --       26,922      185,399          80,168              --        292,489
Goodwill and other intangible
  assets, net.................      75,787           --           --    5,035,743       1,633,947              --      6,745,477
Investment in subsidiaries....   2,710,073    2,039,790    5,527,428           --              --     (10,277,291)            --
Other assets..................     163,814           --      828,890      345,588          79,292        (750,625)       666,959
Net non current assets on
  discontinued operations.....          --           --           --      133,277          17,717         (19,717)       131,277
                                ----------   ----------   ----------   ----------      ----------     ------------    ----------
Total assets..................  $2,972,676   $2,039,790   $6,665,946   $6,469,956      $2,132,492     $(11,047,633)   $9,233,227
                                ==========   ==========   ==========   ==========      ==========     ============    ==========

Current liabilities...........  $   22,107   $       --   $   20,056   $  642,504      $  322,145     $        --     $1,006,812
Long-term debt, less current
  portion.....................          --           --      518,145        9,194          47,640              --        574,979
Other liabilities.............     180,840      697,247      286,066      280,524         288,386      (1,352,589)       380,474
Minority interest.............          --           --           --          531         525,099       3,966,436      4,492,066
Interdivisional equity........          --           --           --    5,532,810         944,448      (6,477,258)            --
Stockholders' equity..........   2,769,729    1,342,543    5,841,679           --              --      (7,184,222)     2,769,729
Net current liabilities on
  discontinued operations.....          --           --           --        4,393           4,774              --          9,167
                                ----------   ----------   ----------   ----------      ----------     ------------    ----------
Total liabilities and
  shareholders' equity........  $2,972,676   $2,039,790   $6,665,946   $6,469,956      $2,132,492     $(11,047,633)   $9,233,227
                                ==========   ==========   ==========   ==========      ==========     ============    ==========

Revenue.......................  $       --   $       --   $       --   $2,668,239      $  703,506     $        --     $3,371,745
Operating expenses............     (10,074)          --      (27,171)  (2,266,186)       (798,400)             --     (3,101,831)
Interest expense, net.........     (10,713)          --      (11,837)     (22,157)         (3,837)             --        (48,544)
Gain on sale of securities....          --           --           --       89,721              --              --         89,721
Other income (expense), net...      29,437       85,199      433,996       49,599          21,026        (613,486)         5,771
Provision for income taxes....       7,865           --           --      (81,882)        (29,033)             --       (103,050)
Minority interest.............          --           --           --           91          56,650        (254,038)      (197,297)
                                ----------   ----------   ----------   ----------      ----------     ------------    ----------
Net (loss) income from
  continuing operations.......  $   16,515   $   85,199   $  394,988   $  437,425      $  (50,088)    $  (867,524)    $   16,515
                                ==========   ==========   ==========   ==========      ==========     ============    ==========
Net (loss) income from
  discontinued operations.....  $  (44,146)  $       --   $       --   $  (44,968)     $      822     $    44,146     $  (44,146)
                                ==========   ==========   ==========   ==========      ==========     ============    ==========

Cash flows from operations....  $  (33,127)  $       --   $  (31,200)  $  476,263      $  (10,359)    $        --     $  401,577
Cash flows used in investing
  activities..................  $ (401,082)          --   $  (53,645)  $   34,754      $    6,005     $        --     $ (413,968)
Cash flows from financing
  activities..................  $  434,209   $       --   $  212,973   $ (570,075)     $  (21,159)    $        --     $   55,948
Net cash used by discontinued
  operations..................          --           --           --      (49,317)        (16,943)             --        (66,260)
Effect of exchange rate.......          --           --           --           --            (123)             --           (123)
Cash at the beginning of the
  period......................          --           --      151,160      102,954         191,888              --        446,002
                                ----------   ----------   ----------   ----------      ----------     ------------    ----------
Cash at the end of the
  period......................  $       --   $       --   $  279,288   $   (5,421)     $  149,309     $        --     $  423,176
                                ==========   ==========   ==========   ==========      ==========     ============    ==========

                      USA NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    As of and for the Year Ended December 31, 1998

                                                                         WHOLLY
                                                                          OWNED
                                                             USANI     SUBSIDIARY    NON-GUARANTOR                       USAI
                                        USAI      HOLDCO      LLC      GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   --------   --------   -----------   --------------   ------------   ------------
Revenue.............................  $     --    $   --    $     --   $2,302,806       $457,090       $      --      $2,759,896
Operating expenses..................    (8,822)       --     (13,258)  (2,056,811)      (431,101)             --      (2,509,992)
Interest expense, net...............    (7,121)       --     (65,005)     (16,819)       (14,846)             --        (103,791)
Gain on disposition of broadcast
  stations..........................        --        --          --           --          9,247              --           9,247
Gain on sale of subsidiary stock....        --        --          --      108,967             --              --         108,967
Other income (expense), net.........   102,737     4,565     203,798      (17,759)            38        (315,870)        (22,491)
Provision for income taxes..........   (22,902)       --          --      (65,538)       (10,209)             --         (98,649)
Minority interest...................        --        --          --           --         10,798         (90,093)        (79,295)
                                      --------    ------    --------   ----------       --------       ---------      ----------
Net (loss) income from continuing
  operations........................  $ 63,892    $4,565    $125,535   $  254,846       $ 21,017       $(405,963)     $   63,892
                                      ========    ======    ========   ==========       ========       =========      ==========
Net (loss) income from discontinued
  operations........................  $ 12,982    $   --    $     --   $   12,985       $     (3)      $ (12,982)     $   12,982
                                      ========    ======    ========   ==========       ========       =========      ==========

NOTE 24--SUBSEQUENT EVENTS

    On January 31, 2001, Ticketmaster Online-CitySearch and Ticketmaster Corporation, both of which are subsidiaries of USAi, completed a transaction which combined the two companies. The combined company has been renamed "Ticketmaster". Under the terms of the transaction, USAi contributed Ticketmaster Corporation to Ticketmaster Online-CitySearch and received
52 million Ticketmaster Online-CitySearch Class B Shares. The Ticketmaster Class B common stock is quoted on the Nasdaq Stock Market. As of January 31, 2001, USAi beneficially owned 68% of the outstanding Ticketmaster common stock, representing 85% of the total voting power of Ticketmaster's outstanding common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.

                                    PART III

    The information required by Part III (Items 10, 11, 12 and 13) has been incorporated herein by reference to USAi's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") as set forth below, in accordance with General Instruction G(3) of Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to directors and executive officers of USAi is set forth in the section entitled "Item 1--Election of Directors and Management Information" in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding compensation of officers and directors of USAi is set forth in the section entitled "Executive Compensation" in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding ownership of USAi's common stock and Class B common stock is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    Information regarding certain relationships and related transactions with USAi is set forth in the section entitled "Certain Relationships and Related Party Transactions" in the 2001 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                        (a) List of Documents filed as part of this Report

                        (1)--Consolidated Financial Statements

                        Report of Independent Auditors--Ernst & Young LLP.

                        Consolidated Statement of Operations for the Years Ended December 31,
                        2000, 1999 and 1998.

                        Consolidated Balance Sheets as of December 31, 2000 and 1999.

                        Consolidated Statement of Stockholders' Equity for the Years Ended
                        December 31, 2000, 1999 and 1998.

                        Consolidated Statements of Cash Flows for Years Ended December 31,
                        2000, 1999 and 1998.

                        Notes to Consolidated Financial Statements.

                        (2)--Consolidated Financial Statement Schedules

      SCHEDULE                                                                           PAGE
       NUMBER                                                                           NUMBER
---------------------                                                                  --------
  II                    --Valuation and Qualifying Accounts.........................     123

                        (3)--Home Shopping Network, Inc. and Subsidiaries Financial
                        Statements
                        Report of Independent Auditors..............................     124
                        Consolidated Statements of Operations for the Years Ended
                        December 31, 2000, 1999 and 1998............................     125
                        Consolidated Balance Sheets as of December 31, 2000 and
                                1999................................................     126
                        Consolidated Statements of Stockholders' Equity for the
                        Years Ended December 31, 2000, 1999 and 1998................     128
                        Consolidated Statements of Cash Flows for the Years Ended
                        December 31, 2000, 1999 and 1998............................     129
                        Notes to Consolidated Financial Statements..................     130

                        (4)-- USANi LLC and Subsidiaries (Including Predecessor Company)
                        Financial
                              Statements
                        Report of Independent Auditors..............................     148
                        Consolidated Statements of Operations for the Years Ended
                        December 31, 2000, 1999 and 1998............................     149
                        Consolidated Balance Sheets as of December 31, 2000 and
                                1999................................................     150
                        Consolidated Statements of Members' Equity for the Years
                        Ended December 31, 2000, 1999 and 1998......................     151
                        Consolidated Statements of Cash Flows for the Years Ended
                        December 31, 2000, 1999 and 1998............................     152
                        Notes to Consolidated Financial Statements..................     153

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

2.4 Amended and Restated Agreement and Plan of Reorganization, dated as of August 12, 1998, among CitySearch, Inc.,
                        Tiberius, Inc., USA Networks, Inc., Ticketmaster Group,
                        Inc., Ticketmaster Corporation and Ticketmaster Multimedia
                        Holdings, Inc., filed as Exhibit 10 to USAi's Quarterly
                        Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

2.5                     Agreement and Plan of Merger, dated as of March 20, 1998, by and among USAi, Brick Acquisition Corp. and Ticketmaster
                        Group, Inc., filed as Exhibit 10.61 to USAi's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated herein by reference.

2.6                     Agreement and Plan of Merger, dated as of January 12, 2000, by and among Precision Response Corporation, USAi and P
                        Acquisition Corp., filed as Exhibit 1 to USAi's Schedule 13D filed on January 19, 2000, is incorporated herein by
                        reference.

3.1                     Restated Certificate of Incorporation of USAi filed as
                        Exhibit 3.1 to USAi's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended June 30, 2000, is incorporated herein by reference.

3.2                     Amended and Restated By-Laws of USAi filed as Exhibit 3.1 to
                        USAi's Form 8-K, dated January 9, 1998, is incorporated
                        herein by reference.

4.1                     Indenture, dated as of November 23, 1998, among USAi, USANi
                        LLC, the Guarantors party thereto, and The Chase Manhattan
                        Bank, as Trustee, filed as Exhibit 4.1 to USAi's
                        Registration Statement on Form S-4 (No. 333-71305) (the
                        "S-4"), is incorporated herein by reference.

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

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
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

10.5                    Form of Loan Agreement, as amended, by and between Silver
                        King Capital Corporation, Inc. and Roberts Broadcasting
                        Company of Denver, filed as Exhibit 10.17 to USAi's Annual
                        Report on Form 10-K for the fiscal year ended August 31, 1994, is incorporated herein by reference.

10.6                    Form of Shareholder Agreement by and among Silver King
                        Capital Corporation, Inc., Roberts Broadcasting Company of
                        Denver, Michael V. Roberts and Steven C. Roberts, filed as
                        Exhibit 10.18 to USAi's Annual Report on Form 10-K for the
                        fiscal year ended August 31, 1994, is incorporated herein by reference.

10.7                    Limited Liability Company Agreement, Funding Agreement and
                        Form of First Amendment to LLC, Registration Rights
                        Agreement and associated documents between USAi, the Class A
                        Shareholders of Blackstar Communications, Inc. and Fox
                        Television Stations, Inc., dated as of June 27, 1995 and
                        August 18, 1995, filed as Exhibit 10.23 to USAi's Annual
                        Report on Form 10-K for the fiscal year ended August 31,
                        1995, are incorporated herein by reference.

10.8*                   1986 Stock Option Plan for Employees, dated as of August 1,
                        1986, filed as Exhibit 10.33 to Home Shopping's Form S-1
                        Registration Statement No. 33-8560, is incorporated herein by reference.

10.9*                   First, Second, Third and Fourth Amendments to the 1986 Stock
                        Option Plan for Employees, filed as Exhibit 10.31 to Home
                        Shopping's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1993, are incorporated herein by
                        reference.

10.10*                  Form of 1990 Executive Stock Award Program, dated as of
                        October 17, 1990, as amended, filed as Exhibit 10.23 to Home
                        Shopping's Annual Report on Form 10-K for the fiscal year
                        ended August 31, 1991, is incorporated herein by reference.

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
10.11                   Stock Purchase Agreement by and between Home Shopping and
                        The National Registry Inc., dated as of April 28, 1992,
                        filed as Exhibit 10.29 to Home Shopping's Annual Report on
                        Form 10-K for the fiscal year ended August 31, 1992, is
                        incorporated herein by reference.

10.12*                  Home Shopping Network, Inc. Employee Stock Purchase Plan and
                        Part-Time Employee Stock Purchase Plan, filed as Exhibit
                        10.30 to Home Shopping's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1994, is incorporated herein by reference.

10.13*                  Home Shopping Network, Inc. Employee Equity Participation
                        Plan and Agreement and Declaration of Trust, filed as
                        Exhibit 10.31 to Home Shopping's Annual Report on Form 10-K
                        for the fiscal year ended December 31, 1994, is incorporated herein by reference.

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

10.17                   Exchange Agreement, dated as of December 20, 1996, by and
                        between the Registrant and Liberty HSN, Inc. filed as
                        Exhibit 10.25 to USAi's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1996, is incorporated herein by reference.

10.18*                  Equity and Bonus Compensation Agreement, dated as of August
                        24, 1995, between Barry Diller and the Registrant filed as
                        Exhibit 10.26 to USAi's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1996, is incorporated herein by reference.

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

10.22                   Shareholders Agreement, dated December 12, 1996, relating to
                        Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co.
                        Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel
                        Co. Ltd. filed as Exhibit 10.35 to USAi's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1996, is
                        incorporated herein by reference.

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

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
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

10.33                   Warrant Agreement, dated as of April 20, 1994, between Savoy and GKH Partners, L.P., filed as Exhibit 10.2 to Savoy's
                        Quarterly Report on Form 10-Q for the quarter ended March
                        31, 1994, is incorporated herein by reference.

10.34*                  Savoy Amended and Restated Stock Option Plan (including form of Stock Options Agreement) filed as Exhibit 4.1 to Savoy's
                        Registration Statement No. 33-70740, is incorporated herein by reference.

10.35*                  Savoy 1995 Stock Option Plan filed as Exhibit 10(t) to
                        Savoy's Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1995, is incorporated herein by reference.

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
10.36                   $1,600,000,000 Credit Agreement, dated February 12, 1998,
                        among USAi, USANi LLC, as Borrower, Various Lenders, The
                        Chase Manhattan Bank as Administrative Agent, Syndication
                        Agent and Collateral Agent, and Bank of America National
                        Trust & Savings Association and The Bank of New York as
                        Co-Documentation Agents, filed as Exhibit 10.50 to USAi's
                        Annual Report on Form 10- K for the fiscal year ended
                        December 31, 1997, is incorporated herein by reference.

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

10.38                   Second Amendment, dated as of October 9, 1998, to the Credit
                        Agreement, dated February 12, 1998, among USAi, USANi LLC, as Borrower, Various Lenders, The Chase Manhattan Bank, as
                        Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co- Documentation
                        Agents, filed as Exhibit 10.40 to the S-4, is incorporated herein by reference.

10.39                   Third Amendment, dated as of April 29, 1999, to the Credit
                        Agreement, dated February 12, 1998, among USAi, USANi LLC, as Borrower, Various Lenders, The Chase Manhattan Bank, as
                        Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co-Documentation
                        Agents, filed as Exhibit 10.39 to USAi's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1999, is incorporated herein by reference.

10.40                   Fourth Amendment, dated as of January 31, 2000, to the
                        Credit Agreement, dated February 12, 1998, among USAi, USANi
                        LLC, as Borrower, Various Lenders, The Chase Manhattan Bank,
                        as Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co-Documentation
                        Agents, filed as Exhibit 10.40 to USAi's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1999, is
                        incorporated herein by reference.

10.41**                 Fifth Amendment, dated as of January 31, 2001, to the Credit
                        Agreement, dated February 12, 1998, among USAi, USANi LLC, as Borrower, Various Lenders, The Chase Manhattan Bank, as
                        Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co-Documentation
                        Agents.

10.42                   Form of Governance Agreement among HSN, Inc., Universal
                        Studios, Inc., Liberty Media Corporation and Barry Diller,
                        dated as of October 19, 1997, filed as Appendix B to USAi's
                        Definitive Proxy Statement, dated January 12, 1998, is
                        incorporated herein by reference.

10.43                   Form of Stockholders Agreement among Universal Studios,
                        Inc., Liberty Media Corporation, Barry Diller, HSN, Inc. and
                        The Seagram Company Ltd. dated as of October 19, 1997, filed as Appendix C to USAi's Definitive Proxy Statement, dated
                        January 12, 1998, is incorporated herein by reference.

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
10.44                   Form of Spinoff Agreement between Liberty Media Corporation and Universal Studios, Inc. dated as of October 19, 1997,
                        filed as Appendix D to USAi's Definitive Proxy Statement,
                        dated January 12, 1998, is incorporated herein by reference.

10.45*                  HSN, Inc. 1997 Stock and Annual Incentive Plan, filed as
                        Exhibit F to USAi's Definitive Proxy Statement, dated
                        January 12, 1998, is incorporated herein by reference.

10.46*                  Employment Agreement between Thomas J. Kuhn and HSN, Inc.
                        dated February 9, 1998, filed as Exhibit 10.56 to USAi's
                        Annual Report on Form 10- K for the fiscal year ended
                        December 31, 1997, is incorporated herein by reference.

10.47* Employment Agreement between Michael P. Durney and USAi, dated March 30, 1998, filed as Exhibit 10.9 to USAi's
                        Quarterly Report on Form 10-Q for the quarter ended March
                        31, 1998, is incorporated herein by reference.

10.48*                  Employment Agreement between Michael Sileck and USAi, dated
                        October 12, 1999, filed as Exhibit 10.47 to USAi's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1999, is incorporated herein by reference.

10.49*                  Employment Agreement between Barry Baker and USAi, dated
                        February 19, 1999, filed as Exhibit 10.48 to USAi's Annual
                        Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated herein by reference.

10.50* Employment Agreement between Dara Khosrowshahi and USAi, dated September 21, 2000, filed as Exhibit 10.1 to USAi's
                        Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 2000, is incorporated herein by reference.

10.51*                  Employment Agreement between Julius Genachowski and USAi,
                        dated August 9, 2000, filed as Exhibit 10.5 to USAi's
                        Quarterly Report on Form 10-Q for the quarter ended June 30,
                        2000, is incorporated herein by reference.

10.52*                  Letter Agreement between Thomas J. Kuhn and USAi, dated
                        February 25, 2000, filed as Exhibit 10.1 to USAi's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

10.53*                  Consulting Agreement between Barry Baker and USAi, dated
                        June 21, 2000, filed as Exhibit 10.3 to USAi's Quarterly
                        Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

10.54*                  HSN, Inc. Retirement Savings Plan ("Savings Plan"), filed as
                        Exhibit 10.58 to USAi's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1997, is incorporated herein by reference.

10.55*                  Amendment to the Savings Plan, filed as Exhibit 10.49 to the
                        S-4, is incorporated herein by reference.

10.56                   Exchange Agreement, dated as of October 19, 1997, by and
                        among HSN, Inc. (renamed USA Networks, Inc.), Universal
                        Studios, Inc. (and certain of its subsidiaries) and Liberty
                        Media Corporation (and certain of its subsidiaries), filed as Exhibit 10.60 to USAi's Annual Report on Form 10-K for
                        the fiscal year ended December 31, 1997, is incorporated
                        herein by reference.

10.57                   License and Services Agreement, dated as of August 12, 1998, by and between Ticketmaster Corporation, Ticketmaster
                        Multimedia Holdings, Inc., and USAi (confidential treatment for portions thereof granted), filed as Exhibit 10.29 to
                        Ticketmaster Online-CitySearch, Inc.'s Form S-1 Registration
                        Statement No. 333-64855, is incorporated herein by
                        reference.

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
10.58*                  USA Networks, Inc. 2000 Stock and Annual Incentive Plan,
                        filed as Exhibit 10.1 to USAi's Quarterly Report on Form
                        10-Q for the quarter ended June 30, 2000, is incorporated
                        herein by reference.

10.59*                  USA Networks, Inc. Deferred Compensation Plan For
                        Non-Employee Directors, filed as Exhibit 10.2 to USAi's
                        Quarterly Report on Form 10-Q for the quarter ended June 30,
                        2000, is incorporated herein by reference.

21.1**                  Subsidiaries of USAi

23.1**                  Consent of Ernst & Young LLP

  * Reflects management contracts and compensatory plans.

 ** Filed herewith.

    (b) Reports on Form 8-K filed during the quarter ended December 31, 2000:

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

    On December 4, 2000, USAi furnished a report on Form 8-K reporting under
Item 9, Regulation FD Disclosure, attaching investor presentation materials.

    On December 7, 2000, USAi filed a report on Form 8-K, reporting under Items 5 and 7, announcing that Univision Communication Inc. will acquire USA Broadcasting, the television station group of USAi, for $1.1 billion in cash.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2001
                                                       USA NETWORKS, INC.

                                                       BY:               /S/ BARRY DILLER
                                                            -----------------------------------------
                                                                           Barry Diller
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 2001.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                  /s/ BARRY DILLER                     Chairman of the Board, Chief Executive Officer
     -------------------------------------------         and Director
                    Barry Diller

                /s/ VICTOR A. KAUFMAN                  Director and Vice Chairman
     -------------------------------------------
                  Victor A. Kaufman

              /s/ WILLIAM J. SEVERANCE                 Vice President and Controller (Chief
     -------------------------------------------         Accounting Officer)
                William J. Severance

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

                  /s/ PAUL G. ALLEN                    Director
     -------------------------------------------
                    Paul G. Allen

               /s/ EDGAR BRONFMAN, JR.                 Director
     -------------------------------------------
                 Edgar Bronfman, Jr.

                 /s/ ANNE M. BUSQUET                   Director
     -------------------------------------------
                   Anne M. Busquet

                /s/ PHILIPPE GERMOND                   Director
     -------------------------------------------
                  Philippe Germond

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                /s/ DONALD R. KEOUGH                   Director
     -------------------------------------------
                  Donald R. Keough

                  /s/ GEORG KOFLER                     Director
     -------------------------------------------
                    Georg Kofler

               /s/ MARIE-JOSEE KRAVIS                  Director
     -------------------------------------------
                 Marie-Josee Kravis

                 /s/ PIERRE LESCURE                    Director
     -------------------------------------------
                   Pierre Lescure

               /s/ JEAN-MARIE MESSIER                  Director
     -------------------------------------------
                 Jean-Marie Messier

                /s/ WILLIAM D. SAVOY                   Director
     -------------------------------------------
                  William D. Savoy

              /s/ H. NORMAN SCHWARZKOPF                Director
     -------------------------------------------
                H. Norman Schwarzkopf

              /s/ DIANE VON FURSTENBERG                Director
     -------------------------------------------
                Diane Von Furstenberg

                      USA NETWORKS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT                CHARGES TO                   BALANCE
                                            BEGINNING    CHARGES TO      OTHER      DEDUCTIONS-    AT END
                                            OF PERIOD     EARNINGS    ACCOUNTS(2)   DESCRIBE(1)   OF PERIOD
                                            ----------   ----------   -----------   -----------   ---------
                                                                    (IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31, 2000............    $41,511      $28,525      $ 2,957       $(11,852)    $61,141
                                              =======      =======      =======       ========     =======
  Year ended December 31, 1999............    $20,581      $23,208      $ 5,813       $ (8,091)    $41,511
                                              =======      =======      =======       ========     =======
  Year ended December 31, 1998............    $ 3,503      $ 7,810      $14,933       $ (5,665)    $20,581
                                              =======      =======      =======       ========     =======

------------------------

(1) Write-off fully reserved accounts receivable.

(2) Amounts relate to the acquisition of USA Networks, Inc.'s interest in Ticketmaster Group, Inc. in 1997, the acquisition of USA Network as part of the Universal Transaction in 1998 and the acquisition of October Films as part of the October Films/PFE Transaction in 1999, acquisition of Precision Corporation and merger with Styleclick.com in 2000.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
HOME SHOPPING NETWORK, INC.

    We have audited the accompanying consolidated balance sheets of Home Shopping Network, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, members' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Shopping Network, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

New York, New York
February 1, 2001, except for Note 3
as to which the date is
March 22, 2001

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
NET REVENUES
  Cable and studios......................................  $1,530,464   $1,304,683   $1,085,685
  Electronic retailing...................................   1,778,986    1,341,828    1,207,867
  Styleclick.............................................      22,308       28,962       23,969
  Electronic commerce solutions..........................       8,042        2,924          809
  Emerging networks......................................      20,332        1,188           --
  Other..................................................          --        6,894       14,495
                                                           ----------   ----------   ----------
    Total net revenues...................................   3,360,132    2,686,479    2,332,825
Operating costs and expenses:
  Cost of sales..........................................   1,184,729      905,342      810,004
  Program costs..........................................     684,992      630,956      592,095
  Selling and marketing..................................     383,722      277,257      264,937
  General and administrative.............................     299,844      237,317      172,419
  Other operating costs..................................     129,458       89,793       87,014
  Amortization of cable distribution fees................      36,322       26,680       22,089
  Depreciation and amortization..........................     376,791      175,539      152,537
                                                           ----------   ----------   ----------
    Total operating costs and expenses...................   3,095,858    2,342,884    2,101,095
                                                           ----------   ----------   ----------
    Operating profit.....................................     264,274      343,595      231,730
Other income (expense):
  Interest income........................................      14,671       37,573       19,745
  Interest expense.......................................     (22,994)     (73,106)    (103,258)
  Gain on sale of securities.............................          --       89,721           --
  Gain on sale of subsidiary stock.......................     104,625           --           --
  Other, net.............................................     (45,859)       2,103      (19,077)
                                                           ----------   ----------   ----------
                                                               50,443       56,291     (102,590)
                                                           ----------   ----------   ----------
Earnings before income taxes and minority interest.......     314,717      399,886      129,140
Income tax expense.......................................     (89,424)     (73,318)     (37,313)
Minority interest........................................    (160,267)    (241,369)     (87,262)
                                                           ----------   ----------   ----------
NET EARNINGS.............................................  $   65,026   $   85,199   $    4,565
                                                           ==========   ==========   ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
CURRENT ASSETS
Cash and cash equivalents...................................   $   71,816     $  247,474
Accounts and notes receivable, net of allowance of $50,646
  and $33,317, respectively.................................      519,365        381,175
Inventories, net............................................      603,762        432,520
Investments held for sale...................................          750             --
Deferred income taxes.......................................       17,448         20,701
Other current assets, net...................................       18,024          8,542
                                                               ----------     ----------
  Total current assets......................................    1,231,165      1,090,412
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................      143,559        123,606
Buildings and leasehold improvements........................       71,979         59,074
Furniture and other equipment...............................       76,623         67,246
Land........................................................       10,281         10,246
Projects in progress........................................       32,747         31,736
                                                               ----------     ----------
                                                                  335,189        291,908
  Less accumulated depreciation and amortization............      (83,549)       (79,350)
                                                               ----------     ----------
                                                                  251,640        212,558
OTHER ASSETS
Intangible assets, net......................................    5,023,735      5,029,769
Cable distribution fees, net................................      159,473        130,988
Long-term investments.......................................       29,187         93,742
Notes and accounts receivable, net ($22,575 and $2,562,
  respectively, from related parties).......................       33,571         19,506
Inventories, net............................................      222,976        154,497
Advances to USAI and subsidiaries...........................      547,292        410,107
Deferred income taxes.......................................           --         53,131
Deferred charges and other, net.............................       44,011         36,934
                                                               ----------     ----------
                                                               $7,543,050     $7,231,644
                                                               ==========     ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        LIABILITIES AND MEMBERS' EQUITY

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
CURRENT LIABILITIES
Current maturities of long-term obligations.................   $   20,053     $    3,758
Accounts payable, trade.....................................      201,484        147,864
Obligations for program rights and film costs...............      283,812        265,235
Cable distribution fees.....................................       33,598         43,993
Deferred revenue............................................       41,335         47,536
Other accrued liabilities...................................      351,331        271,846
                                                               ----------     ----------
Total current liabilities...................................      931,613        780,232

LONG-TERM OBLIGATIONS (net of current maturities)...........      504,063        527,339

OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................      295,210        256,260

OTHER LONG-TERM LIABILITIES.................................       81,925         81,156

DEFERRED INCOME TAXES.......................................       25,821             --

MINORITY INTEREST...........................................    4,420,252      4,244,114
COMMITMENTS AND CONTINGENCIES...............................           --             --

STOCKHOLDERS' EQUITY
Common Stock................................................    1,221,408      1,221,408
Additional paid-in capital..................................       70,312         70,312
Retained earnings...........................................       (2,320)        50,823
Accumulated other comprehensive income......................       (5,234)            --
                                                               ----------     ----------
  Total members' equity.....................................    1,284,166      1,342,543
                                                               ----------     ----------
                                                               $7,543,050     $7,231,644
                                                               ==========     ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           ACCUMULATED
                                                                  ADDITIONAL   RETAINED                       OTHER
                                                       COMMON      PAID-IN     EARNINGS      UNEARNED     COMPREHENSIVE
                                          TOTAL        STOCK       CAPITAL     (DEFICIT)   COMPENSATION      INCOME
                                        ----------   ----------   ----------   ---------   ------------   -------------
                                                                        (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1997..........  $1,304,404   $1,221,408    $70,755     $ 13,814      $(1,573)        $    --
  Comprehensive Income:
  Net earnings for the year ended
  December 31, 1998...................       4,565           --         --        4,565           --              --
  Increase in unrealized gains in
  available for sale securities.......      10,353           --         --           --           --          10,353
                                        ----------
  Comprehensive income................      14,918
  Amortization of unearned
  compensation related to stock
  options and equity participation
  plans...............................         850           --         --           --          850              --
                                        ----------   ----------    -------     --------      -------         -------
BALANCE AT DECEMBER 31, 1998..........  $1,320,172   $1,221,408    $70,755     $ 18,379      $  (723)        $10,353
  Comprehensive Income:
  Net earnings for the year ended
  December 31, 1999...................      85,199           --         --       85,199           --              --
  Decrease in unrealized gains in
  available for sale securities.......     (10,353)          --         --           --           --         (10,353)
                                        ----------
  Comprehensive income................      74,846
  Mandatory tax distribution to LLC
  partners............................     (52,755)          --         --      (52,755)          --              --
  Amortization of unearned
  compensation related to stock
  options and equity participation
  plans...............................         280           --       (443)          --          723              --
                                        ----------   ----------    -------     --------      -------         -------
BALANCE AT DECEMBER 31, 1999..........  $1,342,543   $1,221,408    $70,312     $ 50,823      $    --         $    --
  Comprehensive Income:
  Net earnings for the year ended
  December 31, 2000...................      65,026           --         --       65,026           --
  Decrease in unrealized loss in
  available for sale securities.......      (5,647)          --                                               (5,647)
  Foreign currency translation........         413           --         --           --           --             413
                                        ----------
  Comprehensive income................      59,792
  Mandatory tax distribution to LLC
  partners............................    (118,169)          --         --     (118,169)          --
                                        ----------   ----------    -------     --------      -------         -------
  BALANCE AT DECEMBER 31, 2000........  $1,284,166   $1,221,408    $70,312     $ (2,320)     $    --         $(5,234)
                                        ==========   ==========    =======     ========      =======         =======

    Accumulated other comprehensive income is comprised of unrealized (losses) gains on available for sale securities of $(5,647) and $10,353 for December 31, 2000 and 1998, respectively and foreign currency translation adjustments of $413 for December 31, 2000. There were no foreign currency translation for December 31, 1999 and 1998.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              2000        1999         1998
                                                            ---------   ---------   -----------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings..............................................  $  65,026   $  85,199   $     4,565
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization...........................    376,791     175,539       152,537
  Amortization of cable distribution fees.................     36,322      26,680        22,089
  Amortization of program rights and film costs...........    597,659     532,900       509,397
  Gain on sale of subsidiary stock........................   (104,625)         --            --
  Amortization of deferred financing costs................      2,457       5,035         5,503
  Deferred income taxes...................................     30,186      13,298        12,500
  Equity in (earnings) losses of unconsolidated
    affiliates............................................     46,025      (1,866)       18,238
  Minority interest.......................................    160,267     241,369        87,262
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.....................................   (105,835)    (33,879)     (115,955)
  Inventories.............................................    (44,687)    (16,805)     (136,160)
  Accounts payable........................................     34,425     (11,233)       75,058
  Accrued liabilities and deferred revenue................     73,007      28,738        84,152
  Payment for program rights and film costs...............   (739,066)   (555,383)     (426,949)
  Increase in cable distribution fees.....................    (64,876)    (42,887)      (11,338)
  Other, net..............................................     (2,837)    (19,007)       (2,625)
                                                            ---------   ---------   -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES.............    360,239     427,698       278,274
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition, Universal Transaction, net of cash
    acquired..............................................         --          --    (1,297,233)
  Acquisitions, net of cash acquired......................   (110,780)     (7,500)           --
  Capital expenditures....................................    (94,826)    (70,681)      (52,085)
  Increase in long-term investments and notes
    receivable............................................    (40,220)    (54,478)      (23,226)
  Proceeds from sale of securities........................      2,194     107,231            --
  Payment of merger and financing costs...................         --          --       (24,105)
  Other, net..............................................     (2,168)      8,654        (3,910)
                                                            ---------   ---------   -----------
    NET CASH USED IN INVESTING ACTIVITIES.................   (245,800)    (16,774)   (1,400,559)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings..............................................     64,611          --     1,641,380
  Net proceeds from issuance of Senior Notes..............         --          --       494,350
  Payment of mandatory tax distribution to LLC partners...   (118,169)    (52,755)           --
  Principal payments on long-term obligations.............    (60,981)   (253,224)   (1,491,484)
  Repurchase of LLC shares................................   (129,907)     (8,934)           --
  Proceeds from issuance of LLC shares....................    210,455     410,545       795,025
  Advances to USAi and subsidiaries.......................   (246,775)   (493,985)     (105,105)
  Other...................................................    (10,531)         --            --
                                                            ---------   ---------   -----------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES...   (291,297)   (398,353)    1,334,166
Effect of exchange rate changes on cash and cash
  equivalents.............................................      1,200          --            --
                                                            ---------   ---------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................   (175,658)     12,571       211,881
Cash and cash equivalents at beginning of period..........    247,474     234,903        23,022
                                                            ---------   ---------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $  71,816   $ 247,474   $   234,903
                                                            =========   =========   ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND COMPANY BUSINESS

    ORGANIZATION

    Home Shopping Network, Inc. (the "Company" or "Home Shopping"), is a holding company, whose subsidiary USANi LLC is engaged in diversified media and electronic commerce businesses. In December 1996, the Company consummated a merger with USA Networks, Inc. ("USAi"), formerly known as HSN, Inc., and became a subsidiary of USAi (the "Home Shopping Merger").

    On February 12, 1998, the Company acquired USA Cable, a New York general partnership, consisting of cable television networks, USA Network and Sci Fi Channel ("USA Cable"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram") (the "Universal Transaction").

    In connection with the Universal Transaction, the Company formed a new subsidiary, USANi LLC, and contributed the operating assets of the Home Shopping Network services ("HSN") to USANi LLC. Furthermore, USAi contributed USA Cable and Studios USA to USANi LLC on February 12, 1998.

    On July 27, 2000, the Company and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers ("Styleclick.com"), completed the merger of Internet Shopping Network ("ISN") and Styleclick.com (the "Styleclick Transaction"). See Note 3.

    COMPANY BUSINESS

    The Company is a holding company, the subsidiaries of which are focused on the new convergence of entertainment, information and direct selling.

    The five principal areas of business are:

    - CABLE AND STUDIOS, consisting of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming.

    - ELECTRONIC RETAILING, consisting primarily of HSN and America's Store, HSN International and HSN Interactive, including HSN.com.

    - STYLECLICK, a facilitator of e-commerce websites and Internet enabled applications which includes the Company's online retailing networks.

    - ELECTRONIC COMMERCE SOLUTIONS, which primarily represents the Company's electronic commerce solutions business.

    - EMERGING NETWORKS, consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all wholly-owned and voting-controlled subsidiaries. Significant intercompany transactions and accounts have been eliminated.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Investments in which the Company owns a 20%, but not in excess of 50%, interest and where it can exercise significant influence over the operations of the investee, are accounted for using the equity method. All other investments are accounted for using the cost method. The Company periodically evaluates the recoverability of investments recorded under the cost method and recognizes losses if a decline in value is determined to be other than temporary.

REVENUES

    CABLE AND STUDIOS

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

    USA Cable advertising revenue is recognized in the period in which the advertising commercials are aired on cable networks. Provisions are recorded against advertising revenues for audience under deliveries ("makegoods"). Affiliate fees are recognized in the period during which the programming is provided.

    ELECTRONIC RETAILING

    Revenues from electronic retailing primarily consist of merchandise sales and are reduced by incentive discounts and sales returns to arrive at net sales. Revenues are recorded for credit card sales upon transaction authorization, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. Home Shopping's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery. Allowances for returned merchandise and other adjustments are provided based upon past experience.

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

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    MERCHANDISE INVENTORIES, NET

    Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Merchandise inventories are presented net of an inventory carrying adjustment of $37.9 million and $29.1 million at December 31, 2000 and 1999, respectively.

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

    Depreciation and amortization expense on property, plant and equipment was $65.2 million, $41.0 million and $35.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

    CABLE DISTRIBUTION FEES

    Cable distribution fees relate to upfront fees paid in connection with multi-year cable contracts for carriage of Home Shopping's programming. These fees are amortized to expense on a straight line basis over the terms of the respective contracts.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ADVERTISING

    Advertising costs are primarily expensed in the period incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 were $127.5 million, $95.5 million and $88.8 million, respectively.

    STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation in accordance with APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In cases where exercise prices are less than fair value as of the grant date, compensation is recognized over the vesting period.

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

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Accounting Standards Executive Committee ("AcSEC") issued SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS("SOP 00-2"), which replaces FASB Statement No. 53, FINANCIAL ACCOUNTING BY PRODUCERS AND DISTRIBUTORS OF MOTION PICTURE FILMS.The AcSEC concluded that film costs would be accounted for under an inventory model. In addition, the SOP addresses such topics as revenue recognition (fixed fees and minimum guarantees in variable fee arrangements), fee allocation in multiple films, accounting for exploitation costs, and impairment assessment. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2000.

    The Company is currently evaluating the impact of SOP 00-2, although the impact is not expected to be material.

    RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2000 presentation, including all amounts charged to customers for shipping and handling, which are now presented as revenue.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--BUSINESS ACQUISITIONS

STYLECLICK TRANSACTION

    On July 27, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. is traded on the Nasdaq market under the symbol "IBUY". In accordance with the terms of the agreement, USAi invested $40 million in cash and agreed to contribute $10 million in dedicated media, and received warrants to purchase additional shares of the new company. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under a bridge loan made by USAi.

    The aggregate purchase price, including transaction costs, of $211.9 million was determined as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Value of portion of Styleclick.com acquired in the merger...     $121,781
Additional cash and promotional investment by USAi..........       50,000
Fair value of outstanding "in the money options" and
  warrants of Styleclick.com................................       37,989
Transaction costs...........................................        2,144
                                                                 --------
Total acquisition costs.....................................     $211,914
                                                                 --------

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

    The Styleclick transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $170.2 million has been allocated to goodwill, which is being amortized over 3 years. Assets and liabilities as of the acquisition date consist of the following:

                                                              (IN THOUSANDS)
                                                              --------------
Current assets..............................................     $39,992
Non-current assets..........................................       4,400
Goodwill....................................................     170,238
Current liabilities.........................................       2,716

    In March 2001, Styleclick announced a new company organization designed to advance its offering of scaleable commerce services. The announcement included Styleclick's acquisition of the MVP.com technology platform. Also in March 2001, the Styleclick Board elected two executives of ECS to top management positions at Styleclick, and certain senior executives of Styleclick left the company.

    As a result of the current and anticipated operating losses of Styleclick and the continuing evaluation of the operations and technology, management determined the goodwill recorded in

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED) conjunction with the Styleclick Merger is impaired and recorded a write-down of $145.6 millions as goodwill amortization as of December 31, 2000. Management is continuing to evaluate the operations of Styleclick, which could result in additional write-downs and costs to further restructure the business to improve results.

    The following unaudited pro forma condensed consolidated financial information for the twelve months ended December 31, 2000 and 1999 is presented to show the results of the Company as if the Styleclick Transaction had occurred on January 1, 1999. The pro forma results reflect certain adjustments, including increased amortization related to goodwill and other intangibles, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 1999.

                                                       YEAR ENDED     YEAR ENDED
                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
Net revenues........................................   $3,362,021     $2,692,653
Net income..........................................       61,413         73,021

NOTE 4--INTANGIBLE ASSETS

    Intangible assets represents goodwill which is amortized using the straight-line method over periods ranging from 3 to 40 years.

    Goodwill primarily relates to various transactions, and represents the excess of purchase price over the fair value of assets acquired and is net of accumulated amortization of $453.6 million and $284.7 million at December 31, 2000 and 1999, respectively.

NOTE 5--LONG-TERM OBLIGATIONS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Unsecured Senior Credit Facility ("New Facility"); with a
  $40,000,000 sub-limit for letters of credit, entered into
  February 12, 1998, which matures on December 31, 2002. At
  the Company's option, the interest rate on borrowings is
  tied to the London Interbank Offered Rate ("LIBOR") or the
  Alternate Base Rate ("ABR"), plus an applicable margin.
  Interest rate at December 31, 2000 was 6.5%...............  $     --   $     --
$500,000,000 6 3/4% Senior Notes (the "Senior Notes") due
  November 15, 2005; interest payable May 15 and November 15 commencing May 15, 1999. Interest rate at December 31,
  2000 was 6.84%............................................   498,213    497,914
Other long-term obligations maturing through 2007...........    25,903     33,183
                                                              --------   --------
Total long-term obligations.................................   524,116    531,097
Less current maturities.....................................   (20,053)    (3,758)
                                                              --------   --------
Long-term obligations, net of current maturities............  $504,063   $527,339
                                                              ========   ========

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LONG-TERM OBLIGATIONS (CONTINUED)
    On February 12, 1998, USAi and USANi LLC, as borrower, entered into a credit agreement which provides for a $1.6 billion credit facility. The credit facility was used to finance the Universal Transaction and to refinance USAi's then-existing $275.0 million revolving credit facility. The credit facility consists of (1) a $600.0 million revolving credit facility with a $40.0 million sub-limit for letters of credit, (2) a $750.0 million Tranche A Term Loan and,
(3) a $250.0 million Tranche B Term Loan. The Tranche A Term Loan and the Tranche B Term Loan have been permanently repaid as of December 31, 1999, as described below. The revolving credit facility expires on December 31, 2002.

    On November 23, 1998, USAi and USANi LLC completed an offering of
$500.0 million 6 3'4% Senior Notes due 2005 (the "Notes"). Proceeds received from the sale of the Notes together with available cash were used to repay and permanently reduce $500.0 million of the Tranche A Term Loan. On August 5, 1998, USANi LLC permanently repaid the Tranche B Term Loan in the amount of $250.0 million from cash on hand. In 1999 the Company permanently repaid the Tranche A Term Loan in the amount of $250.0 million from cash on hand.

    The existing credit facility is guaranteed by certain of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin, and $596.3 million was available for borrowing as of December 31, 2000 after taking into account outstanding letters of credit. The credit facility includes covenants requiring, among other things, maintenance of specific operating and financial ratios and places restrictions on payments of dividends, incurrence of indebtedness and investments. The Company pays a commitment fee of .1875% on the unused portion of the credit facility.

    Aggregate contractual maturities of long-term obligations are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2001........................................................     $ 20,053
2002........................................................        4,841
2003........................................................          387
2004........................................................            8
2005........................................................      498,823
Thereafter..................................................            4
                                                                 --------
                                                                 $524,116

NOTE 6--INCOME TAXES

    In connection with the Home Shopping Merger on December 20, 1996, Home Shopping became a subsidiary of USAi and began to be included in the consolidated federal tax returns of USAi. Federal income tax expense represents an allocation of income tax expense from USAi, calculated as if Home Shopping was a separate filer for federal tax purposes.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--INCOME TAXES (CONTINUED)
    A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

                                                    YEARS ENDED DECEMBER 31
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Income tax expense at the federal statutory
  rate of 35%..................................  $155,017   $140,064   $45,199
Amortization of goodwill and other
  intangibles..................................    14,494     11,618    12,369
State income taxes, net of effect of federal
  tax benefit..................................     9,158     10,128     4,363
Impact of minority interest....................   (98,606)   (87,246)  (26,509)
Other, net.....................................     9,361     (1,246)    1,891
                                                 --------   --------   -------
Income tax expense.............................  $ 89,424   $ 73,318   $37,313
                                                 ========   ========   =======

    The components of income tax expense are as follows:

                                                      YEARS ENDED DECEMBER 31
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
CURRENT INCOME TAX EXPENSE (BENEFIT):
  Federal........................................  $45,750    $47,265    $20,061
  State..........................................    9,087     12,755       4752
  Foreign........................................    4,401         --         --
                                                   -------    -------    -------
  Current income tax expense (benefit):..........  $59,238    $60,020    $24,813
                                                   -------    -------    -------
DEFERRED INCOME TAX EXPENSE (BENEFIT):
  Federal........................................  $25,184    $10,472    $10,541
  State..........................................    5,002      2,826      1,959
                                                   -------    -------    -------
  Deferred income tax expense (benefit):.........  $30,186    $13,298    $12,500
                                                   -------    -------    -------
    Total income tax expense.....................  $89,424    $73,318    $37,313
                                                   =======    =======    =======

    The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, are presented below.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--INCOME TAXES (CONTINUED)
The valuation allowance represents items for which it is more likely than not that the tax benefit will not be realized.

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
CURRENT DEFERRED TAX ASSETS (LIABILITIES):
  Inventory costing.........................................    $ 10,888        $ 5,141
  Provision for accrued expenses............................       3,980          4,682
  Investment in affiliates..................................          --             --
  Deferred Revenue..........................................     (43,385)       (16,027)
  Bad Debts.................................................       2,573          2,609
  Program Rights Amortization...............................       8,472          5,315
  Other.....................................................      34,920         18,981
                                                                --------        -------
    Total current deferred tax assets.......................    $ 17,448        $20,701
    Less Valuation allowance................................          --             --
                                                                --------        -------
    Net current deferred tax assets.........................    $ 17,448        $20,701
NON-CURRENT DEFERRED TAX ASSETS (LIABILITIES):
  Broadcast and cable fee contracts.........................       1,783          4,300
  Depreciation for tax in excess of financial statements....      (7,769)        (6,474)
  Amortization of tax deductible goodwill...................     (44,369)       (39,353)
  Amortization of FCC licenses and broadcast related
    intangibles.............................................     (15,879)        (7,607)
  Program Rights Amortization...............................       1,804          2,292
  Investment in subsidiaries................................      10,369          6,320
  Programming -USA Networks.................................      36,343         43,249
  Deferred Revenue..........................................      (5,062)        (3,309)
  Net federal operating loss carryforward...................          --             --
  Other.....................................................      10,775         57,310
                                                                --------        -------
    Total non-current deferred tax assets (liabilities).....    $(12,005)       $56,728
    Less Valuation allowance................................     (13,816)        (3,597)
                                                                --------        -------
    Net non-current deferred tax assets (liabilities).......    $(25,821)       $53,131
                                                                ========        =======
TOTAL DEFERRED TAX ASSETS (LIABILITIES).....................    $ (8,373)       $73,832
                                                                ========        =======

    The Company has Federal income tax returns under examination by the Internal Revenue Service. The Company has received proposed adjustments related to certain examinations. Management believes that the resolution of the proposed adjustments will not have a material adverse effect on the Company's consolidated financial statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE--7 COMMITMENTS AND CONTINGENCIES

    The Company leases satellite transponders, computers, warehouse and office space, as well as broadcast and production facilities, equipment and services used in connection with its operations under various operating leases and contracts, many of which contain escalation clauses.

    Future minimum payments under non-cancellable agreements are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2001........................................................     $ 60,928

2002........................................................       51,704

2003........................................................       32,217

2004........................................................       28,947

2005........................................................       20,618

Thereafter..................................................       38,356
                                                                 --------

                                                                 $232,770
                                                                 ========

    Expenses charged to operations under these agreements were $56.4 million, $46.1 million and $45.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    The Company is required to provide funding, from time to time, for the operations of its investments in joint ventures accounted for under the equity method.

NOTE--8 INVENTORIES

                                                       DECEMBER 31, 2000       DECEMBER 31, 1999
                                                     ---------------------   ---------------------
                                                     CURRENT    NONCURRENT   CURRENT    NONCURRENT
                                                     --------   ----------   --------   ----------
                                                                    (IN THOUSANDS)
Film costs:
  Released, net of amortization....................  $175,272    $ 41,384    $ 76,183    $ 63,347
  In process and unreleased........................    31,967       2,746      38,366       2,378
  Programming costs, net of amortization...........   172,493     178,846     149,959      88,772
  Sales merchandise, net...........................   224,030          --     168,012          --
                                                     --------    --------    --------    --------
    Total..........................................  $603,762    $222,976    $432,520    $154,497
                                                     ========    ========    ========    ========

    The Company estimates that approximately 90% of unamortized film costs at December 31, 2000 will be amortized within the next three years.

NOTE--9 LITIGATION

    In the ordinary course of business, the Company is engaged in various lawsuits, including certain class action lawsuits initiated in connection with the Home Shopping Merger. In the opinion of management, the ultimate outcome of the various lawsuits should not have a material impact on the liquidity, results of operations or financial condition of the Company.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE--10 BENEFIT PLANS

    The Company offers various plans pursuant to Section 401(k) of the Internal Revenue Code covering substantially all full-time employees who are not party to collective bargaining agreements. The Company's share of the matching employer contributions is set at the discretion of the Board of Directors or the applicable committee thereof.

NOTE--11 STOCK OPTION PLANS

    The following describes the stock option plans. Share numbers, prices and earnings per share reflect USAi's two-for-one stock split to holders of record at the close of business on February 10, 2000.

    USAi has outstanding options to employees of the Company under several plans (the "Plans") which provide for the grant of options to purchase USAi's common stock at not less than fair market value on the date of the grant. The options under the Plans vest ratably, generally over a range of three to five years from the date of grant and generally expire not more than 10 years from the date of grant. Five of the Plans have options available for future grants.

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

                                             DECEMBER 31, 2000     DECEMBER 31, 1999     DECEMBER 31, 1998
                                            -------------------   -------------------   -------------------
                                                        PRICE                 PRICE                 PRICE
                                             SHARES     RANGE      SHARES     RANGE      SHARES     RANGE
                                            --------   --------   --------   --------   --------   --------
                                                                 (SHARES IN THOUSANDS)
Outstanding at beginning of period........   68,330     $1-$37     68,916     $ 2-37     65,872     $2-37
Granted or issued in connection with
  mergers.................................   13,445     $4-$28      8,093     $16-28      7,338     $9-15
Exercised.................................   (1,915)    $1-$20     (7,881)    $ 1-13     (3,074)    $ 2-8
Cancelled.................................   (4,207)    $6-$37       (798)    $ 6-18     (1,220)    $3-13
                                             ------     ------     ------     ------     ------     -----
Outstanding at end of period..............   75,653     $1-$37     68,330     $ 1-37     68,916     $2-37
                                             ======                ======                ======
Options exercisable.......................   52,082     $1-$37     44,697     $ 1-37     34,422     $2-37
                                             ======                ======                ======

    The weighted average exercise prices during the year ended December 31, 2000, were $20.92, $9.69 and $20.13 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $20.75.

    The weighted average exercise prices during the year ended December 31, 1999, were $23.77, $6.05 and $11.56 for options granted, options exercised and options cancelled, respectively. The weighted average fair value of options granted during the year was $9.52.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE--11 STOCK OPTION PLANS (CONTINUED)
    The weighted average exercise prices during the year ended December 31, 1998, were $12.62, $5.04 and $12.34 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $12.56.

                                                       OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                            ------------------------------------------   -------------------------
                                                                 WEIGHTED
                                                                  AVERAGE     WEIGHTED                    WEIGHTED
                                                                 REMAINING    AVERAGE    EXERCISABLE AT   AVERAGE
                                             OUTSTANDING AT     CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICE                     DECEMBER 31, 2000      LIFE        PRICE          2000         PRICE
-----------------------                     -----------------   -----------   --------   --------------   --------
                                                                        (IN THOUSANDS)
$0.01 to $5.00............................       20,824             4.7        $ 4.71        20,824        $ 4.71

$5.01 to $10.00...........................       31,753             6.0          8.40        26,463         12.50

$10.01 to $15.00..........................        6,420             7.3         12.52         3,440         12.50

$15.01 to $20.00..........................        5,983             9.3         18.57           238         18.54

$20.01 to $25.00..........................        6,965             8.9         22.50           184         21.39

$25.01 to $37.00..........................        3,708             8.9         27.90           933         27.91
                                                 ------                                      ------

                                                 75,653             7.9         10.27        52,082          7.53
                                                 ======                                      ======

    Pro forma information regarding net income and earnings per share is required SFAS 123. The information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rates of 5.0%; a dividend yield of zero; a volatility factor of .62, .44, and .56, respectively, based on the expected market price of USAi Common Stock based on historical trends; and a weighted-average expected life of the options of five years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Pro forma net income (loss).................................  $(18,647)  $48,111    $(31,960)

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE--11 STOCK OPTION PLANS (CONTINUED)
    These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

NOTE--12 STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31,
  2000:

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

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31,
  1998:

                                                              (IN THOUSANDS)
                                                              --------------
Acquisition of USA Cable and Studios USA
  Acquisition price.........................................   $ 4,115,531
  Less: Amount paid in cash.................................    (1,300,983)
                                                               -----------
    Total non-cash consideration............................   $ 2,814,548
                                                               ===========
Components of non-cash consideration:
  Deferred purchase price liability.........................   $   300,000
  Issuance of Common Shares and Class B Shares..............       277,898
  Issuance of USANi LLC Shares..............................     2,236,650
                                                               -----------
                                                               $ 2,814,548
                                                               ===========
Exchange of Minority Interest in USANi LLC for Deferred
  Purchase Price
  Liability, including interest.............................   $   304,636
                                                               ===========

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE--12 STATEMENTS OF CASH FLOWS (CONTINUED)
    During the period ended December 31, 1998, the Company acquired computer equipment through a capital lease totaling $15.5 million.

    On December 30, 1998, the Company acquired from Universal an entity which owned 3,411,308 Class B LLC Shares in exchange for issuing to Universal 670,000 shares of USAi Class B Common Stock and 2,741,308 shares of USAi Common Stock. The transaction resulted in the Class B LLC Shares being converted into Class A LLC Shares.

    Supplemental disclosure of cash flow information:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash paid during the period for:
  Interest..................................................  $35,688    $47,112    $68,751
  Income tax payments.......................................    5,680      3,935         --
  Income tax refund.........................................    1,250         --         --

NOTE--13 RELATED PARTY TRANSACTIONS

    As of December 31, 2000, the Company was involved in several agreements with related parties as follows:

    Universal provides certain support services to the Company under a Transition Services agreement entered into in connection with the Universal Transaction. For these services, which include use of pre-production, production and post-production facilities, information technology services, physical distribution, contract administration, legal services and office space, Universal charged the Company $8.2 million, $12.5 million and $15.0 million for the years ended December 31, 2000, 1999 and 1998, respectively, of which $4.7 million, $8.0 million and $8.5 million was capitalized to production costs, respectively.

    Universal and the Company entered into an International Television Distribution Agreement under which the Company pays to Universal a distribution fee of 10% on all programming owned or controlled by the Company distributed outside of the United States. For the years ended December 31, 2000, 1999 and 1998, the fee totaled $14.0 million, $9.0 million and $1.3 million, respectively.

    In addition, the Company and Universal entered into a Domestic Television Distribution Agreement under which the Company distributes in the United States certain of Universal's television programming. For the years ended December 31, 2000, 1999 and 1998, Universal paid the Company $1.5 million in each year.

    Home Shopping has affiliation agreements with USA Broadcasting ("USAB"), a wholly owned subsidiary of USAi which provides for the USAB's broadcast of Home Shopping's electronic retailing programming on a full-time basis. Expense related to these affiliation agreements with USAB for the years ended
December 31, 2000, 1999 and 1998 was $35.0 million, $38.1 million and
$38.7 million, respectively.

    Under the USANi LLC Operating Agreement, USANi LLC is obligated to make a distribution to each of the LLC members in an amount equal to each member's share of USANi LLC's taxable income at a specified tax rate. In March 2000, the Company made a mandatory tax distribution

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE--13 RELATED PARTY TRANSACTIONS (CONTINUED) payment to the partners in the amount of $118.1 million related to the year ended December 31, 1999, of which $50.1 was paid to USAi. In March 1999, the Company paid $52.8 million, of which $24.0 million was paid to USAi.

NOTE--14 TRANSACTIONS WITH USAI AND SUBSIDIARIES

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

    During the year ended December 31, 2000, net transfers from USANi LLC to USAi totaling approximately $350.4 million, including $70.8 million related to contingent purchase price payments on the Hotel Reservations Network transaction, $69.2 million to fund the operations of USAi's television broadcast operations, $50.7 million to fund the operations and acquisitions of Ticketmaster, $26.9 million to fund the operations and acquisitions of PRC and $32.3 million to pay off outstanding debt of PRC at the date of acquisition, offset partially by net receipts of $25.1 million from USA Films.

    During the year ended December 31, 1999, net transfers from USANi LLC to USAi totaling approximately $429.1 million, including $372.2 million related to the Hotel Reservations Network Transaction and the October Films/PFE Transaction (including $200 million advanced to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with the acquisition of October Films, in which Universal owned a majority interest, and the domestic film distribution and development business of Universal previously operated by Polygram Filmed Entertainment, Inc.), $50.9 million to fund the operations of USAi's television broadcast operations, $98.6 million to repay a portion of the outstanding borrowings assumed in the October Films/PFE Transaction and $8.8 million to fund the operations of USA Films. Funds were also transferred to USAi to purchase shares of treasury stock. These amounts were offset by $79.4 million and $40.0 million of funds transferred to USANi LLC from the Ticketing operations business and the Hotel reservations business, respectively. During the year ended December 31, 1998 net cash transfers totaling approximately $118.2 million were made to repay USAi's revolving credit facility, repay Ticketmaster's bank credit facility, and fund the operations of USAi's broadcast operation, offset by proceeds from the sale of the assets of SF Broadcasting and USAi's Baltimore television station. The interest incurred on the net transfers for the years ended December 31, 2000, 1999 and 1998 was approximately $8.9 million, $7.2 million and $9.5 million, respectively.

    The Company allocates certain overhead expenses to the USAi parent company based upon the fair value of services performed. Expenses allocated for the periods ended December 31, 2000, 1999 and 1998 were $11.6 million, $8.6 million and $5.9 million, respectively.

    In accordance with the Investment Agreement, certain transfers of funds between the Company and USAi are not evidenced by a demand note and do not accrue interest, primarily relating to the establishment of the operations of the Company and to equity contributions.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE--15 QUARTERLY RESULTS (UNAUDITED)

                                                    QUARTER         QUARTER      QUARTER     QUARTER
                                                     ENDED           ENDED        ENDED       ENDED
                                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                  ------------   -------------   --------   ---------
                                                                    (IN THOUSANDS)
Year Ended December 31, 2000
Net revenues....................................    $973,582       $779,367      $799,849   $807,334
Operating profit................................     (34,826)        81,347        99,769    117,984
Net earnings(a)(b)..............................     (13,546)        34,197        22,585     21,790
Year Ended December 31, 1999
Net revenues....................................    $759,198       $629,281      $645,721   $652,279
Operating profit................................     117,254         68,048        76,450     81,843
Net earnings(c).................................      23,891         21,237         8,573     31,498

------------------------

(a) In the third quarter of 2000, the Company recorded a pre-tax gain of $104.6 million based upon the 25% of ISN exchanged for 75% of Styleclick.com in the Styleclick transaction.

(b) During the fourth quarter of 2000, the Company recorded a pre-tax charge of $145.6 million related to the impairment of Styleclick goodwill.

(c) In the first quarter of 1999, the Company recorded a gain of $10.4 million related to the reversal of equity losses which were previously recorded in 1998 as a result of the Universal Transaction. Furthermore, the Company recorded gains on the sale of securities of $47.3 million, $3.0 million, and $39.5 million in the first, second and third quarter of 1999, respectively.

NOTE--16 INDUSTRY SEGMENTS

    The Company operates principally in five industry segments: Cable and studios, Electronic retailing, Styleclick, Electronic commerce solutions and Emerging networks. The Cable and studios segment consists of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming. The Electronic-retailing segment consists of Home Shopping Network, America's Store, HSN International and HSN Interactive, which are engaged in the sale of merchandise through electronic retailing. The Styleclick segment represents Styleclick, Inc., a facilitator of e-commerce websites and Internet enabled applications which includes the Company's online retailing networks. The Electronic commerce solutions segment primarily represents the Company's customer and e-care businesses. The Emerging networks segment consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site.

                                                                 YEARS ENDED DECEMBER 31
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
REVENUE
Cable and studios........................................  $1,530,464   $1,304,683   $1,085,685
Electronic retailing.....................................   1,778,986    1,341,828    1,207,867
Styleclick...............................................      22,308       28,962       23,969
Electronic commerce solutions............................       8,042        2,924          809

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE--16 INDUSTRY SEGMENTS (CONTINUED)

                                                                 YEARS ENDED DECEMBER 31
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Emerging networks........................................      20,332        1,188           --
Other....................................................          --        6,894       14,495
                                                           ----------   ----------   ----------
                                                           $3,360,132   $2,686,479   $2,332,825
                                                           ==========   ==========   ==========
OPERATING PROFIT (LOSS)
Cable and studios........................................  $  435,114   $  320,878   $  190,191
Electronic retailing.....................................     109,793      100,446       75,536
Styleclick...............................................    (206,964)     (42,407)     (17,296)
Electronic commerce solutions............................     (23,057)      (4,181)         966
Emerging networks........................................     (13,244)      (2,989)          --
Corporate and other......................................     (37,368)     (28,152)     (17,667)
                                                           ----------   ----------   ----------
                                                           $  264,274   $  343,595   $  231,730
                                                           ==========   ==========   ==========
ASSETS
Cable and studios........................................  $5,885,301   $5,524,236   $5,190,669
Electronic retailing.....................................   1,991,762    1,809,400    1,776,933
Styleclick...............................................      47,149       27,622       12,711
Electronic commerce solutions............................     (10,423)       1,001          591
Emerging networks........................................     100,943          200           --
Corporate and other......................................    (471,682)    (130,815)      21,781
                                                           ----------   ----------   ----------
                                                           $7,543,050   $7,231,644   $7,002,685
                                                           ==========   ==========   ==========
DEPRECIATION AND AMORTIZATION
Cable and studios........................................  $  112,568   $  113,034   $   99,225
Electronic retailing.....................................     112,158       83,808       72,312
Styleclick...............................................     175,090        3,167        1,436
Electronic commerce solutions............................       4,768           --           --
Emerging networks........................................       6,124           --           --
Corporate and other......................................       2,405        2,210        1,653
                                                           ----------   ----------   ----------
                                                           $  413,113   $  202,219   $  174,626
                                                           ==========   ==========   ==========
CAPITAL EXPENDITURES
Cable and studios........................................  $   15,229   $    6,771   $    5,616
Electronic retailing.....................................      52,227       47,158       42,258
Styleclick...............................................       2,487       13,618        2,968
Electronic commerce solutions............................       2,560           39           11
Emerging networks........................................         600           --           --
Other....................................................      21,723        3,095        1,232
                                                           ----------   ----------   ----------
                                                           $   94,826   $   70,681   $   52,085
                                                           ==========   ==========   ==========

    The Company operates principally within the United States.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE--17 FINANCIAL INSTRUMENTS

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

                                                      DECEMBER 31, 2000      DECEMBER 31, 1999
                                                     -------------------   ---------------------
                                                     CARRYING     FAIR     CARRYING      FAIR
                                                      AMOUNT     VALUE      AMOUNT       VALUE
                                                     --------   --------   ---------   ---------
                                                                   (IN THOUSANDS)
Cash and cash equivalents..........................  $ 71,816   $ 71,816   $ 247,474   $ 247,474
Long-term investments..............................    29,187     29,187      93,742      93,742
Long-term obligations..............................  (524,116)  (524,116)   (531,097)   (531,097)

NOTE--18 PROGRAM RIGHTS AND FILM COSTS

    As of December 31, 2000, the liability for program rights, representing future payments to be made under program contract agreements amounted to $520.5 million. Annual payments required are $241.7 million in 2001, $153.2 million in 2002, $79.3 million in 2003, $30.0 million in 2004,
$18.8 million in 2005 and $4.5 million in 2006 and thereafter. Amounts representing interest are $50.2 million and the present value of future payments is $470.3 million.

    As of December 31, 2000, the liability for film costs amounted to $108.7 million. Annual payments are $70.2 million in 2001 and $38.5 million in 2002.

    Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of December 31, 2000, the unrecorded commitments amounted to $781.6 million. Annual commitments are $144.2 million in 2001, $160.5 million in 2002, $146.8 million in 2003, $134.0 million in 2004, $99.5 million in 2005 and
$96.6 million in 2006 and thereafter.

NOTE--19 GUARANTEE OF NOTES

    USAi issued $500.0 million 6 3'4% Senior Notes due 2005 (the "Notes"). USANi LLC is a co-issuer and co-obligor of the Notes. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of USAi, including the Company and all of the subsidiaries of USANi LLC (other than subsidiaries that are, individually and in the aggregate, inconsequential to USANi LLC on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than the Company) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by the Company or USANi LLC, as the case may be.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

                         REPORT OF INDEPENDENT AUDITORS

The Members of USANi LLC

    We have audited the accompanying consolidated balance sheets of USANi LLC and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, members' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USANi LLC and subsidiaries at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

New York, New York
February 1, 2001, except for Note 3
as to which the date is
March 22, 2001

                           USANI LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
NET REVENUES
  Cable and studios......................................  $1,530,464   $1,304,683   $1,085,685
  Electronic retailing...................................   1,778,986    1,341,828    1,207,867
  Styleclick.............................................      22,308       28,962       23,969
  Electronic commerce solutions..........................       8,042        2,924          809
  Emerging networks......................................      20,332        1,188           --
  Other..................................................          --        6,894       14,495
                                                           ----------   ----------   ----------
    Total net revenues...................................   3,360,132    2,686,479    2,332,825
Operating costs and expenses:
  Cost of sales..........................................   1,184,729      905,342      810,004
  Program costs..........................................     684,992      630,956      592,095
  Selling and marketing..................................     383,722      277,257      264,937
  General and administrative.............................     299,844      237,317      172,419
  Other operating costs..................................     129,458       89,793       87,014
  Amortization of cable distribution fees................      36,322       26,680       22,089
  Depreciation and amortization..........................     376,791      175,539      152,537
                                                           ----------   ----------   ----------
    Total operating costs and expenses...................   3,095,858    2,342,884    2,101,095
                                                           ----------   ----------   ----------
    Operating profit.....................................     264,274      343,595      231,730
Other income (expense):
  Interest income........................................      14,671       37,573       19,745
  Interest expense.......................................     (22,994)     (73,106)    (102,377)
  Gain on sale of securities.............................          --       89,721           --
  Gain on sale of subsidiary stock.......................     104,625           --           --
  Other, net.............................................     (45,859)       2,103      (19,077)
                                                           ----------   ----------   ----------
                                                               50,443       56,291     (101,709)
                                                           ----------   ----------   ----------
Earnings before income taxes and minority interest.......     314,717      399,886      130,021
Income tax expense.......................................     (26,437)      (5,501)      (5,367)
Minority interest........................................      41,597          603          881
                                                           ----------   ----------   ----------
NET EARNINGS.............................................  $  329,877   $  394,988   $  125,535
                                                           ==========   ==========   ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                  ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $   71,816     $  247,474
Accounts and notes receivable, net of allowance of $50,646
  and $33,317, respectively.................................      519,365        381,175
Inventories, net............................................      603,762        432,520
Investments held for sale...................................          750             --
Other current assets, net...................................       18,024          8,542
                                                               ----------     ----------
  Total current assets......................................    1,213,717      1,069,711
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................      143,559        123,606
Buildings and leasehold improvements........................       71,979         59,074
Furniture and other equipment...............................       76,623         67,246
Land........................................................       10,281         10,246
Projects in progress........................................       32,747         31,736
                                                               ----------     ----------
                                                                  335,189        291,908
  Less accumulated depreciation and amortization............      (83,549)       (79,350)
                                                               ----------     ----------
                                                                  251,640        212,558
OTHER ASSETS
Intangible assets, net......................................    5,099,476      5,105,510
Cable distribution fees, net................................      159,473        130,988
Long-term investments.......................................       29,187         93,742
Notes and accounts receivable, net ($22,575 and $2,562,
  respectively, from related parties).......................       33,571         19,506
Inventories, net............................................      222,976        154,497
Advances to USAI and subsidiaries...........................      918,817        649,480
Deferred charges and other, net.............................       44,011         36,934
                                                               ----------     ----------
                                                               $7,972,868     $7,472,926
                                                               ==========     ==========
                     LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................   $   20,053     $    3,758
Accounts payable, trade.....................................      201,484        147,864
Obligations for program rights and film costs...............      283,812        265,235
Cable distribution fees payable.............................       33,598         43,993
Deferred revenue............................................       41,335         47,536
Other accrued liabilities...................................      342,995        257,575
                                                               ----------     ----------
Total current liabilities...................................      923,277        765,961
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........      504,063        527,339
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................      295,210        256,260
OTHER LONG-TERM LIABILITIES.................................       81,925         81,156
MINORITY INTEREST...........................................       28,662            531
COMMITMENTS AND CONTINGENCIES...............................           --             --
MEMBERS' EQUITY
Class A (252,679,887 and 245,601,782 shares,
  respectively).............................................    2,007,736      1,912,514
Class B (282,161,532 shares)................................    2,978,635      2,978,635
Class C (45,774,708 shares).................................      466,252        466,252
Retained earnings...........................................      695,986        484,278
Accumulated other comprehensive income......................       (8,878)            --
                                                               ----------     ----------
  Total members' equity.....................................    6,139,731      5,841,679
                                                               ----------     ----------
                                                               $7,972,868     $7,472,926
                                                               ==========     ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                                                                                    ACCUMULATED
                                                                                                       OTHER
                                          CLASS A LLC    CLASS B LLC    CLASS C LLC    RETAINED    COMPREHENSIVE      UNEARNED
                               TOTAL         SHARES         SHARES         SHARES      EARNINGS        INCOME       COMPENSATION
                             ----------   ------------   ------------   ------------   ---------   --------------   -------------
                                                                        (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1997.....................  $1,408,362    $1,393,425     $       --     $       --    $  16,510      $     --         $(1,573)
Comprehensive income:
  Net earnings for the year
    ended December 31,
    1998...................     125,535            --             --             --      125,535            --              --
  Increase in unrealized
    gains in available for
    sale securities........      17,850            --             --             --           --        17,850              --
                             ----------
  Comprehensive income.....     143,385            --             --             --           --            --              --
  Distribution of net
    deferred tax assets to
    USAi on February 12,
    1998...................     (46,765)      (46,765)            --             --           --            --              --
  LLS shares issued on
    February 12, 1998 in
    connection with the
    Universal
    Transaction............   2,514,548       277,898      2,236,650             --           --            --              --
  Other LLC Shares
    Issued.................   1,095,025        93,949        534,824        466,252           --            --              --
  Exchange of Class B LLC
    Shares for Class A LLC
    Shares (See Note 9)....          --        35,111        (35,111)            --           --            --              --
  Amortization of unearned
    compensation related to
    stock options and
    equity participation
    plans..................         850            --             --             --           --            --             850
                             ----------    ----------     ----------     ----------    ---------      --------         -------
BALANCE AT DECEMBER 31,
  1998.....................  $5,115,405    $1,753,618     $2,736,363     $  466,252    $ 142,045      $ 17,850            (723)
                             ----------    ----------     ----------     ----------    ---------      --------         -------
Comprehensive income:
  Net earnings for the year
    ended December 31,
    1999...................     394,988            --             --             --      394,988            --              --
  Decrease in unrealized
    gains in available for
    sale securities........     (17,850)           --             --             --           --       (17,850)             --
                             ----------
  Comprehensive income.....     377,138            --             --             --           --            --              --
  Issuance of LLC shares...     410,545       168,273        242,272             --           --            --              --
  Repurchase of LLC
    shares.................      (8,934)       (8,934)            --             --           --            --              --
  Mandatory tax
    distribution to LLC
    partners...............     (52,755)           --             --             --      (52,755)           --              --
  Cancellation of employee
    equity program.........         280          (443)            --             --           --            --             723
                             ----------    ----------     ----------     ----------    ---------      --------         -------
BALANCE AT DECEMBER 31,
  1999.....................  $5,841,679    $1,912,514     $2,978,635     $  466,252    $ 484,278      $     --         $    --
Comprehensive income:
  Net earnings for the year
    ended December 31,
    2000...................     329,877            --             --             --      329,877            --              --
  Decrease in unrealized
    gains in available for
    sale securities........      (9,291)           --             --             --           --        (9,291)             --
  Foreign currency
    translation............         413            --             --                                       413
                             ----------
Comprehensive income.......     320,999            --             --             --           --            --              --
Issuance of LLC shares.....     225,129       225,129             --             --           --            --              --
Repurchase of LLC shares...    (129,907)     (129,907)            --             --           --            --              --
Mandatory tax distribution
  to LLC partners..........    (118,169)           --             --             --     (118,169)           --              --
                             ----------    ----------     ----------     ----------    ---------      --------         -------
BALANCE AT DECEMBER 31,
  2000.....................  $6,139,731    $2,007,736     $2,978,635     $  466,252    $ 695,986      ($ 8,878)        $    --
                             ==========    ==========     ==========     ==========    =========      ========         =======

    Accumulated other comprehensive income is comprised of unrealized (losses) gains on available for sale securities of $(9,291) and $17,850 for December 31, 2000 and 1998, respectively and foreign currency translation adjustments of $413 for December 31, 2000. There were no foreign currency translation adjustments for December 31, 1999 and 1998.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                2000        1999         1998
                                                              ---------   ---------   -----------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $ 329,877   $ 394,988   $   125,535
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................    376,791     175,539       152,537
  Amortization of cable distribution fees...................     36,322      26,680        22,089
  Amortization of program rights and film costs.............    597,659     532,900       509,397
  Gain on sale of subsidiary stock..........................   (104,625)         --            --
  Gain on sale of securities................................         --     (89,721)           --
  Amortization of deferred financing costs..................      2,457       5,035         5,423
  Equity in (earnings) losses of unconsolidated
    affiliates..............................................     46,025      (1,866)       18,238
  Minority interest.........................................    (41,597)       (603)         (881)
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................   (105,835)    (33,879)     (115,955)
  Inventories...............................................    (44,687)    (16,805)     (136,160)
  Accounts payable..........................................     34,425     (11,233)       75,058
  Accrued liabilities and deferred revenue..................     41,136      28,738        92,932
  Payment for program rights and film costs.................   (739,066)   (555,383)     (426,949)
  Increase in cable distribution fees.......................    (64,876)    (42,887)      (11,338)
  Other, net................................................     (3,767)     16,195       (31,652)
                                                              ---------   ---------   -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............    360,239     427,698       278,274
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, Universal Transaction, net of cash acquired....         --          --    (1,297,233)
Acquisitions, net of cash acquired..........................   (110,780)     (7,500)           --
Capital expenditures........................................    (94,826)    (70,681)      (52,085)
Increase in long-term investments and notes receivable......    (40,220)    (54,478)      (23,226)
Proceeds from sale of securities............................      2,194     107,231            --
Payment of merger and financing costs.......................         --          --       (24,105)
Other, net..................................................     (2,168)      8,654        (3,910)
                                                              ---------   ---------   -----------
    NET CASH USED IN INVESTING ACTIVITIES...................   (245,800)    (16,774)   (1,400,559)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................     64,611          --     1,641,380
Net proceeds from issuance of Senior Notes..................         --          --       494,350
Payment of mandatory tax distribution to LLC partners.......   (118,169)    (52,755)           --
Principal payments on long-term obligations.................    (60,981)   (253,224)   (1,491,484)
Repurchase of LLC shares....................................   (129,907)     (8,934)           --
Proceeds from issuance of LLC shares........................    210,455     410,545       795,025
Advances to USAi and subsidiaries...........................   (246,775)   (493,985)     (105,105)
Other.......................................................    (10,531)         --            --
                                                              ---------   ---------   -----------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.....   (291,297)   (398,353)    1,334,166
Effect of exchange rate changes on cash and cash
  equivalents...............................................      1,200          --            --
                                                              ---------   ---------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (175,658)     12,571       211,881
Cash and cash equivalents at beginning of period............    247,474     234,903        23,022
                                                              ---------   ---------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  71,816   $ 247,474   $   234,903
                                                              =========   =========   ===========

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

    On February 12, 1998, the Company acquired USA USA Cable, a New York general partnership, consisting of cable television networks, USA Network and Sci Fi Channel ("USA Cable"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by Vivendi Universal, S.A., a French corporation ("Vivendi"), as a result of the combination of Vivendi, The Seagram Company Ltd. ("Seagram") and Canal Plus completed in December 2000.

    On January 20, 2000, the Board of Directors declared a two-for-one stock split of USANi LLC's members' equity interests, payable in the form of a dividend to shareholders of record as of the close of business on February 10, 2000. The stock dividend was paid on February 24, 2000. All share numbers give effect to such stock split.

    On July 27, 2000, the Company and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers ("Styleclick.com"), completed the merger of Internet Shopping Network ("ISN") and Styleclick.com (the "Styleclick Transaction"). See Note 3.

COMPANY BUSINESS

    The Company is a holding company, the subsidiaries of which are focused on the new convergence of entertainment, information and direct selling.

    The five principal areas of business are:

    - CABLE AND STUDIOS, consisting of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming.

    - ELECTRONIC RETAILING, consisting primarily of HSN and America's Store, HSN International and HSN Interactive, including HSN.com.

    - USA ELECTRONIC COMMERCE SOLUTIONS, which primarily represents the Company's electronic commerce solutions business.

    - STYLECLICK, a facilitator of e-commerce websites and Internet enabled applications which includes the Company's online retailing networks.

    - EMERGING NETWORKS, consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com. an emerging Internet content and commence site.

BASIS OF PRESENTATION

    The contribution of assets by USAi and Home Shopping to the Company was accounted for in the accompanying consolidated financial statements in a manner similar to the pooling-of-interests for

                           USANI LLC AND SUBSIDIARIES
business combinations due to the common ownership of Home Shopping and USANi LLC. Accordingly, the assets and liabilities were transferred to the LLC at Home Shopping's historical cost.

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

CABLE AND STUDIOS

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

    USA Cable advertising revenue is recognized in the period in which the advertising commercials are aired on cable networks. Provisions are recorded against advertising revenues for audience under deliveries ("makegoods"). Affiliate fees are recognized in the period during which the programming is provided.

ELECTRONIC RETAILING

    Revenues from electronic retailing primarily consist of merchandise sales and are reduced by incentive discounts and sales returns to arrive at net sales. Revenues are recorded for credit card sales upon transaction authorization, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. Home Shopping's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery. Allowances for returned merchandise and other adjustments are provided based upon past experience.

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

MERCHANDISE INVENTORIES, NET

    Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Merchandise inventories are presented net of an inventory carrying adjustment of $37.9 million and $29.1 million at December 31, 2000 and 1999, respectively.

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

    Depreciation and amortization expense on property, plant and equipment was $65.2 million, $41.0 million and $35.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                           USANI LLC AND SUBSIDIARIES

CABLE DISTRIBUTION FEES

    Cable distribution fees relate to upfront fees paid in connection with multi-year cable contracts for carriage of Home Shopping's programming. These fees are amortized to expense on a straight line basis over the terms of the respective contracts.

ADVERTISING

    Advertising costs are primarily expensed in the period incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 were $127.5 million, $95.5 million and $88.8 million, respectively.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation in accordance with APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In cases where exercise prices are less than fair value as of the grant date, compensation is recognized over the vesting period.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Accounting Standards Executive Committee ("AcSEC") issued SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2"), which replaces FASB Statement No. 53, FINANCIAL ACCOUNTING BY PRODUCERS AND DISTRIBUTORS OF MOTION PICTURE FILMS. The AcSEC concluded that film costs would be accounted for under an inventory model. In addition, the SOP addresses such topics as revenue recognition (fixed fees and minimum guarantees in variable fee arrangements), fee allocation in multiple films, accounting for exploitation costs, and impairment assessment. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2000.

                           USANI LLC AND SUBSIDIARIES

    The Company is currently evaluating the impact of SOP 00-2, although the impact is not expected to be material.

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2000 presentation, including all amounts charged to customers for shipping and handling, which are now presented as revenue.

NOTE 3--BUSINESS ACQUISITIONS

STYLECLICK TRANSACTION

    On July 27, 2000, USAi and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. is traded on the Nasdaq market under the symbol "IBUY". In accordance with the terms of the agreement, USAi invested $40 million in cash and agreed to contribute $10 million in dedicated media, and received warrants to purchase additional shares of the new company. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under a bridge loan made by USAi.

    The aggregate purchase price, including transaction costs, of $211.9 million was determined as follows:

                                                              (IN THOUSANDS)
                                                              --------------
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

    The Styleclick transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net

                           USANI LLC AND SUBSIDIARIES
assets acquired of $170.2 million has been allocated to goodwill, which is being amortized over 3 years. Assets and liabilities as of the acquisition date consist of the following:

                                                              (IN THOUSANDS)
                                                              --------------
Current assets..............................................     $39,992
Non-current assets..........................................       4,400
Goodwill....................................................     170,238
Current liabilities.........................................       2,716

    In March 2001, Styleclick announced a new company organization designed to advance its offering of scaleable commerce services. The announcement included Styleclick's acquisition of the MVP.com technology platform. Also in March 2001, the Styleclick Board elected two executives of ECS to top management positions at Styleclick and certain senior executives of Styleclick left the company.

    As a result of the current and anticipated operating losses of Styleclick, and the continuing evaluation of the operations and technology, management determined the goodwill recorded in conjunction with the Styleclick Merger is impaired and recorded a write-down of $145.6 million as goodwill amortization as of December 31, 2000. Management is continuing to evaluate the operations of Styleclick, which could result in additional write-downs and costs to further restructure the business to improve results.

    The following unaudited pro forma condensed consolidated financial information for the twelve months ended December 31, 2000 and 1999 is presented to show the results of the Company as if the Styleclick Transaction had occurred on January 1, 1999. The pro forma results reflect certain adjustments, including increased amortization related to goodwill and other intangibles, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 1999.

                                                  YEAR ENDED           YEAR ENDED
                                              DECEMBER 31, 2000    DECEMBER 31, 1999
                                              ------------------   ------------------
Net revenues................................      $3,362,021           $2,692,653
Net income..................................         321,026              351,630

NOTE 4--INTANGIBLE ASSETS

    Intangible assets represents goodwill which is amortized using the straight-line method over periods ranging from 3 to 40 years.

    Goodwill primarily relates to various transactions, and represents the excess of purchase price over the fair value of assets acquired and is net of accumulated amortization of $453.6 million and $284.7 million at December 31, 2000 and 1999, respectively.

                           USANI LLC AND SUBSIDIARIES

NOTE 5--LONG-TERM OBLIGATIONS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Unsecured Senior Credit Facility ("New Facility"); with a
  $40,000,000 sub-limit for letters of credit, entered into
  February 12, 1998, which matures on December 31, 2002. At
  the Company's option, the interest rate on borrowings is
  tied to the London Interbank Offered Rate ("LIBOR") or the
  Alternate Base Rate ("ABR"), plus an applicable margin.
  Interest rate at December 31, 2000 was 6.5%...............  $     --   $     --
$500,000,000 6 3/4% Senior Notes (the "Senior Notes") due
  November 15, 2005; interest payable May 15 and November 15 commencing May 15, 1999. Interest rate at December 31,
  2000 was 6.84%............................................   498,213    497,914
Other long-term obligations maturing through 2007...........    25,903     33,183
                                                              --------   --------
Total long-term obligations.................................   524,116    531,097
Less current maturities.....................................   (20,053)    (3,758)
                                                              --------   --------
Long-term obligations, net of current maturities............  $504,063   $527,339
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

    The existing credit facility is guaranteed by certain of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin, and $596.3 million was available for borrowing as of December 31, 2000 after taking into account outstanding letters of credit. The credit facility includes covenants requiring, among other things, maintenance of specific operating and financial ratios and places restrictions on payments of dividends, incurrence of indebtedness and investments. The Company pays a commitment fee of .1875% on the unused portion of the credit facility.

                           USANI LLC AND SUBSIDIARIES

    Aggregate contractual maturities of long-term obligations are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2001........................................................     $ 20,053
2002........................................................        4,841
2003........................................................          387
2004........................................................            8
2005........................................................      498,823
Thereafter..................................................            4
                                                                 --------
                                                                 $524,116
                                                                 ========

NOTE 6--INCOME TAXES

    The Company was formed as a limited liability company on February 12, 1998 and is treated as a partnership for income tax purposes. As such, the individual LLC members are subject to federal and state taxes based on their allocated portion of income and expenses and the Company is not subject to Federal and state income taxation. However, for the period January 1, 1998 to February 11, 1998, the Company and its predecessor were subject to Federal and state taxation. Currently, the Company is subject to taxes in Germany and New York unincorporated business tax.

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

    Future minimum payments under non-cancellable agreements are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2001........................................................     $ 60,928
2002........................................................       51,704
2003........................................................       32,217
2004........................................................       28,947
2005........................................................       20,618
Thereafter..................................................       38,356
                                                                 --------
                                                                 $232,770
                                                                 ========

    Expenses charged to operations under these agreements were $56.4 million, $46.1 million and $45.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    The Company is required to provide funding, from time to time, for the operations of its investments in joint ventures accounted for under the equity method.

                           USANI LLC AND SUBSIDIARIES

NOTE 8-INVENTORIES

                                                         DECEMBER 31,            DECEMBER 31,
                                                             2000                    1999
                                                     ---------------------   ---------------------
                                                     CURRENT    NONCURRENT   CURRENT    NONCURRENT
                                                     --------   ----------   --------   ----------
                                                                    (IN THOUSANDS)
Film costs:
Released, net of amortization......................  $175,272    $ 41,384    $ 76,183    $ 63,347
In process and unreleased..........................    31,967       2,746      38,366       2,378
Programming costs, net of amortization.............   172,493     178,846     149,959      88,772
Sales merchandise, net.............................   224,030          --     168,012          --
                                                     --------    --------    --------    --------
Total..............................................  $603,762    $222,976    $432,520    $154,497
                                                     ========    ========    ========    ========

    The Company estimates that approximately 90% of unamortized film costs at December 31, 2000 will be amortized within the next three years.

NOTE 9--MEMBERS' EQUITY

    On January 20, 2000, the Board of Directors declared a two-for-one stock split of USANi LLC's members' equity interests, payable in the form of a dividend to shareholders of record as of the close of business on February 10, 2000. The 100% stock dividend was paid on February 24, 2000. All share numbers give effect to such stock split.

    In connection with the Universal Transaction, the Company was formed through the authorization and issuance of three classes of shares, Class A LLC Shares, Class B LLC Shares and Class C LLC Shares. In return for LLC Shares (i) USAi (and certain of its subsidiaries) contributed its assets and liabilities related to its Electronic retailing and Internet services businesses and (ii) Universal (and certain of its subsidiaries) contributed USA Cable and Studios USA. On
June 30, 1998, and in connection with the Universal Transaction, Liberty purchased 30,000,000 Class C LLC Shares for $308.5 million. USAi, Home Shopping, Universal and Liberty (and their respective subsidiaries) are collectively referred to herein as the "Members".

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

    On December 30, 1998, USAi acquired from Universal an entity which owned 3,411,308 Class B LLC shares in exchange for issuing to Universal 670,000 shares of USAi Class B Common Stock and 2,741,308 shares of USAi Common Stock. The transaction resulted in those Class B LLC Shares being converted into Class A LLC Shares.

    In 2000, in connection with Liberty's exercise of certain of its preemptive rights, USAi acquired 7,920,274 Class A LLC shares in exchange for $179.1 million. In addition, USAi sold 5,836,950 Class A LLC shares back to the LLC in exchange for $129.9 milllion.

                           USANI LLC AND SUBSIDIARIES

    In 1999, USAi acquired 7,277,290 Class A LLC shares in exchange for
$120.3 million. In addition, USAi acquired 11,244,900 Class A LLC shares in exchange for $48.0 million and sold 477,892 Class A LLC shares back to the LLC in exchange for $8.9 million.

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

    USAi has outstanding options to employees of the Company under several plans (the "Plans") which provide for the grant of options to purchase USAi's common stock at not less than fair market value on the date of the grant. The options under the Plans vest ratably, generally over a range of three to five years from the date of grant and generally expire not more than 10 years from the date of grant. Five of the Plans have options available for future grants.

    USAi also has outstanding options to outside directors under one plan (the "Directors Plan") which provides for the grant of options to purchase USAi's common stock at not less than fair market value on the date of the grant. The options under the Directors Plan vest ratably, generally over three years from the date of grant and expire not more than 10 years from the date of grant. A summary of

                           USANI LLC AND SUBSIDIARIES
changes in outstanding options under the stock option plans following the Company's two-for-one stock split, is as follows:

                                                                        DECEMBER 31,
                                               ---------------------------------------------------------------
                                                      2000                  1999                  1998
                                               -------------------   -------------------   -------------------
                                                           PRICE                 PRICE                 PRICE
                                                SHARES     RANGE      SHARES     RANGE      SHARES     RANGE
                                               --------   --------   --------   --------   --------   --------
                                                                    (SHARES IN THOUSANDS)
Outstanding at beginning of period...........   68,330     $1-$37     68,916     $ 2-37     65,872     $2-37
Granted or issued in connection with
  mergers....................................   13,445     $4-$28      8,093     $16-28      7,338     $9-15
Exercised....................................   (1,915)    $1-$20     (7,881)    $ 1-13     (3,074)    $ 2-8
Cancelled....................................   (4,207)    $6-$37       (798)    $ 6-18     (1,220)    $3-13
                                                ------                ------                ------
Outstanding at end of period.................   75,653     $1-$37     68,330     $ 1-37     68,916     $2-37
                                                ======                ======                ======
Options exercisable..........................   52,082     $1-$37     44,697     $ 1-37     34,422     $2-37
                                                ======                ======                ======

    The weighted average exercise prices during the year ended December 31, 2000, were $20.92, $9.69 and $20.13 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $20.75.

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

                                                 OPTIONS OUTSTANDING
                                      ------------------------------------------      OPTIONS EXERCISABLE
                                                           WEIGHTED                -------------------------
                                                            AVERAGE     WEIGHTED                    WEIGHTED
                                                           REMAINING    AVERAGE    EXERCISABLE AT   AVERAGE
                                       OUTSTANDING AT     CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICE               DECEMBER 31, 2000      LIFE        PRICE          2000         PRICE
-----------------------               -----------------   -----------   --------   --------------   --------
                                                                  (IN THOUSANDS)
$0.01 to $5.00......................       20,824              4.7       $ 4.71        20,824        $4.71
$5.01 to $10.00.....................       31,753              6.0         8.40        26,463        12.50
$10.01 to $15.00....................        6,420              7.3        12.52         3,440        12.50
$15.01 to $20.00....................        5,983              9.3        18.57           238        18.54
$20.01 to $25.00....................        6,965              8.9        22.50           184        21.39
$25.01 to $37.00....................        3,708              8.9        27.90           933        27.91
                                           ------                                      ------
                                           75,653              7.9        10.27        52,082         7.53
                                           ======                                      ======

    Pro forma information regarding net income and earnings per share is required SFAS 123. The information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rates of 5.0%; a dividend yield of zero; a volatility factor of .62, .44, and .56, respectively, based on the expected market price of USAi Common Stock based on historical trends; and a weighted-average expected life of the options of five years.

                           USANI LLC AND SUBSIDIARIES

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Pro forma net income (loss)....................  $246,204   $357,900   $89,010

    These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

NOTE 13--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED
  DECEMBER 31, 2000:

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

                           USANI LLC AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31,
  1998:

                                                              (IN THOUSANDS)
                                                              --------------
Acquisition of USA Cable and Studios USA
Acquisition price...........................................   $ 4,115,531
Less: Amount paid in cash...................................    (1,300,983)
                                                               -----------
Total non-cash consideration................................   $ 2,814,548
                                                               ===========
Components of non-cash consideration:
Deferred purchase price liability...........................   $   300,000
Issuance of Common Shares and Class B Shares................       277,898
Issuance of USANi LLC Shares................................     2,236,650
                                                               -----------
                                                               $ 2,814,548
                                                               ===========
Exchange of Minority Interest in USANi LLC for Deferred
  Purchase Price
Liability, including interest...............................   $   304,636
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

    Supplemental disclosure of cash flow information:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
CASH PAID DURING THE PERIOD FOR:
Interest.........................................  $35,688    $47,112    $68,751
Income tax payments..............................    5,680      3,935         --
Income tax refund................................    1,250         --         --

NOTE 14--RELATED PARTY TRANSACTIONS

    As of December 31, 2000, the Company was involved in several agreements with related parties as follows:

    Universal provides certain support services to the Company under a Transition Services agreement entered into in connection with the Universal Transaction. For these services, which include use of pre-production, production and post-production facilities, information technology services, physical distribution, contract administration, legal services and office space, Universal charged the Company $8.2 million, $12.5 million and $15.0 million for the years ended December 31, 2000, 1999 and 1998, respectively, of which $4.7 million, $8.0 million and $8.5 million was capitalized to production costs, respectively.

                           USANI LLC AND SUBSIDIARIES

    Universal and the Company entered into an International Television Distribution Agreement under which the Company pays to Universal a distribution fee of 10% on all programming owned or controlled by the Company distributed outside of the United States. For the years ended December 31, 2000, 1999 and 1998, the fee totaled $14.0 million, $9.0 million and $1.3 million, respectively.

    In addition, the Company and Universal entered into a Domestic Television Distribution Agreement under which the Company distributes in the United States certain of Universal's television programming. For the years ended December 31, 2000, 1999 and 1998, Universal paid the Company $1.5 million in each year.

    Home Shopping has affiliation agreements with USA Broadcasting ("USAB"), a wholly owned subsidiary of USAi which provides for the USAB's broadcast of Home Shopping's electronic retailing programming on a full-time basis. Expense related to these affiliation agreements with USAB for the years ended
December 31, 2000, 1999 and 1998 was $35.0 million, $38.1 million and
$38.7 million, respectively.

    Under the USANi LLC Operating Agreement, USANi LLC is obligated to make a distribution to each of the LLC members in an amount equal to each member's share of USANi LLC's taxable income at a specified tax rate. In March 2000, the Company made a mandatory tax distribution payment to the partners in the amount of $118.1 million related to the year ended December 31, 1999, of which $50.1 was paid to USAi. In March 1999, the Company paid $52.8 million, of which $24.0 million was paid to USAi.

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

    During the year ended December 31, 2000, net transfers from USANi LLC to USAi totaling approximately $350.4 million, including $70.8 million related to contingent purchase price payments on the Hotel Reservations Network transaction, $69.2 million to fund the operations of USAi's television broadcast operations, $50.7 million to fund the operations and acquisitions of Ticketmaster, $26.9 million to fund the operations and acquisition of PRC and $32.3 million to pay off outstanding debt of PRC at the date of acquisition, offset partially by net receipts of $25.1 million from USA Films.

    During the year ended December 31, 1999, net transfers from USANi LLC to USAi totaling approximately $429.1 million, including $372.2 million related to the Hotel Reservations Network Transaction and the October Films/PFE Transaction (including $200 million advanced to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with the acquisition of October Films, in which Universal owned a majority interest, and the domestic film distribution and development business of Universal previously operated by Polygram Filmed Entertainment, Inc.), $50.9 million to fund the operations of USAi's television broadcast operations, $98.6 million to repay a portion of the outstanding borrowings assumed in the October Films/PFE Transaction and $8.8 million to fund the operations of USA Films. Funds were also transferred to USAi to purchase shares of treasury stock. These amounts were offset by $79.4 million and $40.0 million of funds transferred to USANi LLC from the Ticketing operations business and the Hotel reservations business, respectively. During the year ended December 31, 1998 net cash transfers totaling approximately $118.2 million were

                           USANI LLC AND SUBSIDIARIES
made to repay USAi's revolving credit facility, repay Ticketmaster's bank credit facility, and fund the operations of USAi's broadcast operation, offset by proceeds from the sale of the assets of SF Broadcasting and USAi's Baltimore television station. The interest incurred on the net transfers for the years ended December 31, 2000, 1999 and 1998 was approximately $2.9 million,
$7.2 million and $9.5 million, respectively.

    The Company allocates certain overhead expenses to the USAi parent company based upon the fair value of services performed. Expenses allocated for the periods ended December 31, 2000, 1999 and 1998 were $11.6 million, $8.6 million and $5.9 million, respectively.

    In accordance with the Investment Agreement, certain transfers of funds between the Company and USAi are not evidenced by a demand note and do not accrue interest, primarily relating to the establishment of the operations of the Company and to equity contributions.

NOTE 16--QUARTERLY RESULTS (UNAUDITED)

                                    QUARTER         QUARTER      QUARTER     QUARTER
                                     ENDED           ENDED        ENDED       ENDED
                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                  ------------   -------------   --------   ---------
                                                    (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Net revenues....................    $973,582       $779,367      $799,849   $807,334
Operating profit................     (34,826)        81,347        99,769    117,984
Net earnings(a)(b)..............     (12,045)       148,020        88,783    105,119
YEAR ENDED DECEMBER 31, 1999
Net revenues....................    $759,198       $629,281      $645,721   $652,279
Operating profit................     117,254         68,048        76,450     81,843
Net earnings(c).................     112,337         96,487        58,865    127,299

------------------------

(a) In the third quarter of 2000, the Company recorded a pre-tax gain of $104.6 million based upon the 25% of ISN exchanged for 75% of Styleclick.com in the Styleclick transaction.

(b) During the fourth quarter of 2000, the Company recorded a pre-tax charge of $145.6 million related to the impairment of Styleclick goodwill.

(c) In the first quarter of 1999, the Company recorded a gain of $10.4 million related to the reversal of equity losses which were previously recorded in 1998 as a result of the Universal Transaction. Furthermore, the Company recorded gains on the sale of securities of $47.3 million, $3.0 million, and $39.5 million in the first, second and third quarter of 1999, respectively.

NOTE 17--INDUSTRY SEGMENTS

    The Company operates principally in five industry segments: Cable and studios, Electronic retailing, Styleclick, Electronic commerce solutions and Emerging networks. The Cable and studios segment consists of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming. The Electronic-retailing segment consists of Home Shopping Network, America's Store, HSN International and HSN Interactive, which are engaged in the sale of merchandise through electronic retailing. The Styleclick segment represents Styleclick, Inc., a facilitator of e-commerce websites and Internet enabled applications which includes the Company's online retailing networks. The Electronic commerce solutions segment primarily represents the Company's customer and e-care businesses. The Emerging networks segment consists primarily of the

                           USANI LLC AND SUBSIDIARIES
recently acquired cable television properties Trio and NewsWorld International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site.

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
REVENUE
Cable and studios........................................  $1,530,464   $1,304,683   $1,085,685
Electronic retailing.....................................   1,778,986    1,341,828    1,207,867
Styleclick...............................................      22,308       28,962       23,969
Electronic commerce solutions............................       8,042        2,924          809
Emerging networks........................................      20,332        1,188           --
Other....................................................          --        6,894       14,495
                                                           ----------   ----------   ----------
                                                           $3,360,132   $2,686,479   $2,332,825
                                                           ==========   ==========   ==========
OPERATING PROFIT (LOSS)
Cable and studios........................................  $  435,114   $  320,878   $  190,191
Electronic retailing.....................................     109,793      100,446       75,536
Styleclick...............................................    (206,964)     (42,407)     (17,296)
Electronic commerce solutions............................     (23,057)      (4,181)         966
Emerging networks........................................     (13,244)      (2,989)          --
Corporate and other......................................     (37,368)     (28,152)     (17,667)
                                                           ----------   ----------   ----------
                                                           $  264,274   $  343,595   $  231,730
                                                           ==========   ==========   ==========
ASSETS
Cable and studios........................................  $5,885,301   $5,524,236   $5,190,669
Electronic retailing.....................................   1,989,166    1,809,400    1,776,933
Styleclick...............................................      47,149       27,622       12,711
Electronic commerce solutions............................     (10,423)       1,001          591
Emerging networks........................................     100,943          200           --
Corporate and other......................................     (39,268)     110,467       21,781
                                                           ----------   ----------   ----------
                                                           $7,972,868   $7,472,926   $7,002,685
                                                           ==========   ==========   ==========
DEPRECIATION AND AMORTIZATION
Cable and studios........................................  $  112,568   $  113,034   $   99,225
Electronic retailing.....................................     112,158       83,808       72,312
Styleclick...............................................     175,090        3,167        1,436
Electronic commerce solutions............................       4,768           --           --
Emerging networks........................................       6,124           --           --
Corporate and other......................................       2,405        2,210        1,653
                                                           ----------   ----------   ----------
                                                           $  413,113   $  202,219   $  174,626
                                                           ==========   ==========   ==========
CAPITAL EXPENDITURES
Cable and studios........................................  $   15,229   $    6,771   $    5,616
Electronic retailing.....................................      52,227       47,158       42,258
Styleclick...............................................       2,487       13,618        2,968
Electronic commerce solutions............................       2,560           39           11
Emerging networks........................................         600           --           --
Other....................................................      21,723        3,095        1,232
                                                           ----------   ----------   ----------
                                                           $   94,826   $   70,681   $   52,085
                                                           ==========   ==========   ==========

    The Company operates principally within the United States.

                           USANI LLC AND SUBSIDIARIES

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

                                     DECEMBER 31, 2000       DECEMBER 31, 1999
                                   ---------------------   ---------------------
                                   CARRYING      FAIR      CARRYING      FAIR
                                    AMOUNT       VALUE      AMOUNT       VALUE
                                   ---------   ---------   ---------   ---------
                                                  (IN THOUSANDS)
Cash and cash equivalents........  $  71,816   $  71,816   $ 247,474   $ 247,474
Long-term investments............     29,187      29,187      93,742      93,742
Long-term obligations............   (524,116)   (524,116)   (531,097)   (531,097)

NOTE 19--PROGRAM RIGHTS AND FILM COSTS

    As of December 31, 2000, the liability for program rights, representing future payments to be made under program contract agreements amounted to $520.5 million. Annual payments required are $241.7 million in 2001, $153.2 million in 2002, $79.3 million in 2003, $30.0 million in 2004,
$18.8 million in 2005 and $4.5 million in 2006 and thereafter. Amounts representing interest are $50.2 million and the present value of future payments is $470.3 million.

    As of December 31, 2000, the liability for film costs amounted to $108.7 million. Annual payments are $70.2 million in 2001 and $38.5 million in 2002.

    Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of December 31, 2000, the unrecorded commitments amounted to $781.6 million. Annual commitments are $144.2 million in 2001, $160.5 million in 2002, $146.8 million in 2003, $134.0 million in 2004, $99.5 million in 2005 and
$96.6 million in 2006 and thereafter.

NOTE 20--GUARANTEE OF NOTES

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

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because USAi's and the Company's management has determined that

                           USANI LLC AND SUBSIDIARIES
the information contained in such documents would not be material to investors. USANi LLC and its subsidiaries have no material restrictions on their ability to transfer amounts to fund USAi's operations.

    During 2000, in conjunction with the Styleclick Transactions, Styleclick became a non-guarantor. The following information is presented as of and for the year ended December 31, 2000:

                                                WHOLLY
                                                 OWNED
                                   USANI      SUBSIDIARY    NON-GUARANTOR                      LLC
                                    LLC       GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                 ----------   -----------   -------------   ------------   ------------
Current assets.................  $   80,996   $ 1,091,703     $  41,018     $        --    $ 1,213,717
Property and equipment net.....      24,203       211,137        16,300              --        251,640
Goodwill and other intangible
  assets, net..................          --     4,997,365       102,111              --      5,099,476
Investment in subsidiaries.....   5,596,407        99,345            --      (5,695,752)            --
Other assets...................     966,855     1,446,314            --      (1,005,134)     1,408,035
                                 ----------   -----------     ---------     -----------    -----------
Total assets...................  $6,668,461   $ 7,845,864     $ 159,429     $(6,700,886)   $ 7,972,868
                                 ==========   ===========     =========     ===========    ===========

Current liabilities............  $   30,518   $   873,078     $  19,681     $        --    $   923,277
Long-term debt, less current
  portion......................     498,212         5,851            --              --        504,063
Other liabilities..............          --       374,320        26,230         (23,415)       377,135
Minority interest..............                    15,082            --          13,580         28,662
Interdivisional equity.........          --     6,577,533       113,518      (6,691,051)            --
Stockholders' equity...........   6,139,731            --            --              --      6,139,731
                                 ----------   -----------     ---------     -----------    -----------
Total liabilities and
  shareholders' equity.........  $6,668,461   $ 7,845,864     $ 159,429     $(6,700,886)   $ 7,972,868
                                 ==========   ===========     =========     ===========    ===========

Revenue........................  $       --   $ 3,313,614     $  46,518     $        --    $ 3,360,132
Operating expenses.............     (37,368)   (2,772,283)     (286,207)             --     (3,095,858)
Interest expense, net..........      22,208       (30,531)           --              --         (8,323)
Gain on sale of securities.....          --            --            --              --             --
Other income (expense), net....     345,037        (5,189)          237        (281,319)        58,766
Provision for income taxes.....          --       (25,132)       (1,305)                       (26,437)
Minority interest..............          --        (5,196)           --          46,793         41,597
                                 ----------   -----------     ---------     -----------    -----------
Net (loss) income..............  $  329,877   $   475,283     $(240,757)    $  (234,526)   $   329,877
                                 ==========   ===========     =========     ===========    ===========

Cash flows from operations.....  $   (9,402)  $   411,291     $ (41,650)    $        --    $   360,239
Cash flows used in investing
  activities...................      (6,061)     (232,255)       (7,484)             --       (245,800)
Cash flows from financing
  activities...................  $ (128,052)  $  (228,323)    $  65,078     $        --    $  (291,297)
Effect of exchange rate........          --         1,200            --              --          1,200
Cash at the beginning of the
  period.......................     221,594        25,513           367              --        247,474
                                 ----------   -----------     ---------     -----------    -----------
Cash at the end of the
  period.......................  $   78,079   $   (22,574)    $  16,311     $        --    $    71,816
                                 ==========   ===========     =========     ===========    ===========

    1999 and 1998 were not presented because non-guarantor subsidiaries for these periods were not material.