Form 10-Q
period 2001-03-31
USA NETWORKS INC
filed 2001-05-15
CIK 891103

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 0-20570

                                 USA NETWORKS, INC.

             (Exact name of registrant as specified in its charter)
                            ------------------------

           DELAWARE                          59-2712887
 (State or other jurisdiction   (I.R.S. Employer Identification No.)
              of
incorporation or organization)

                 152 WEST 57TH STREET, NEW YORK, NEW YORK 10019

             (Address of Registrant's principal executive offices)

                                 (212) 314-7300

              (Registrant's telephone number, including area code)
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    As of April 20, 2001, the following shares of the Registrant's capital stock were outstanding:

Common Stock................................................  309,458,126
Class B Common Stock........................................   63,033,452
                                                              -----------
Total.......................................................  372,491,578
Common Stock issuable upon exchange of outstanding
  exchangeable subsidiary equity............................  361,152,846
                                                              -----------
Total outstanding Common Stock, assuming full exchange of
  Class B Common Stock and exchangeable subsidiary equity...  733,644,424
                                                              ===========

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 20, 2001 was $5,457,961,277. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

    Assuming the exchange, as of April 20, 2001, of all equity securities of subsidiaries of the Registrant exchangeable for Common Stock of the Registrant, the Registrant would have outstanding 733,644,424 shares of Common Stock with an aggregate market value of $17,115,924,412.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      USA NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                                   (IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
NET REVENUES
  USA ENTERTAINMENT
  Cable and studios.........................................  $   437,651   $   378,953
  Emerging networks.........................................        6,162           562
  Filmed entertainment......................................       51,006        30,307
  USA ELECTRONIC RETAILING
  Electronic retailing......................................      455,075       420,217
  USA INFORMATION AND SERVICES
  Ticketing operations......................................      150,109       127,961
  Hotel reservations........................................      105,286        55,263
  Teleservices..............................................       80,692            --
  Citysearch, Match.com and related.........................       20,928        16,975
  Electronic commerce solutions.............................        4,749         4,666
  Styleclick................................................        4,019         6,617
                                                              -----------   -----------
    Total net revenues......................................    1,315,677     1,041,521
Operating costs and expenses:
  Cost of sales and services................................      598,708       445,538
  Program costs.............................................      201,465       165,864
  Selling and marketing.....................................      147,489       123,701
  General and administrative................................      109,848        90,235
  Other operating costs.....................................       28,077        19,358
  Amortization of non-cash distribution and marketing
    expense.................................................        8,017         1,593
  Amortization of non-cash compensation expense.............        2,512           990
  Amortization of cable distribution fees...................        8,756         8,223
  Depreciation and amortization.............................      137,599       104,000
                                                              -----------   -----------
    Total operating costs and expenses......................    1,242,471       959,502
                                                              -----------   -----------
  Operating profit..........................................       73,206        82,019
Other income (expense):
  Interest income...........................................        6,275         9,586
  Interest expense..........................................      (17,691)      (17,615)
  Gain on sale of subsidiary stock..........................           --         3,718
  Miscellaneous.............................................       (6,522)       (4,349)
                                                              -----------   -----------
                                                                  (17,938)       (8,660)
                                                              -----------   -----------
Earnings from continuing operations before income taxes,
  minority interest and cumulative effect of accounting
  change....................................................       55,268        73,359
Income tax expense..........................................      (26,462)      (35,073)
Minority interest expense...................................      (46,189)      (45,385)
                                                              -----------   -----------
LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE.........................................      (17,383)       (7,099)
Cumulative effect of accounting change, net of tax..........       (9,187)           --
                                                              -----------   -----------
LOSS FROM CONTINUING OPERATIONS.............................      (26,570)       (7,099)
Discontinued operations, net of tax.........................           --       (11,773)
                                                              -----------   -----------
NET LOSS....................................................  $   (26,570)  $   (18,872)
                                                              ===========   ===========
LOSS PER SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE:
  Basic and diluted loss from continuing operations before
    cumulative effect of accounting change per common
    share...................................................  $      (.05)  $      (.02)
LOSS PER SHARE FROM CONTINUING OPERATIONS:
  Basic and diluted loss from continuing operations per
    common share............................................  $      (.07)  $      (.02)
NET LOSS PER SHARE:
  Basic and diluted loss per common share...................  $      (.07)  $      (.06)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                MARCH 31,         DECEMBER 31,
                                                                  2001                2000
                                                              -------------      --------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                            ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $   309,105         $   244,223
Restricted cash equivalents.................................           586               2,021
Marketable securities.......................................        80,723             126,352
Accounts and notes receivable, net of allowance of $73,206
  and $61,141, respectively.................................       677,399             646,196
Inventories, net............................................       394,985             404,468
Investments held for sale...................................           500                 750
Deferred tax assets.........................................        51,765              43,975
Other current assets, net...................................        71,057              52,631
Net current assets of discontinued operations...............         6,755               7,788
                                                               -----------         -----------
  Total current assets......................................     1,592,875           1,528,404
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................       342,674             322,140
Buildings and leasehold improvements........................       138,055             132,874
Furniture and other equipment...............................       106,958             100,734
Land........................................................        15,602              15,658
Projects in progress........................................        30,974              45,084
                                                               -----------         -----------
                                                                   634,263             616,490
  Less accumulated depreciation and amortization............      (200,136)           (172,496)
                                                               -----------         -----------
                                                                   434,127             443,994
OTHER ASSETS
Intangible assets, net......................................     7,432,940           7,461,862
Cable distribution fees, net................................       151,371             159,473
Long-term investments.......................................        53,812              49,355
Notes and accounts receivable, net of current portion
  ($40,585 and $22,575, respectively, from related
  parties)..................................................        76,531              38,301
Advance to Universal........................................        80,360              95,220
Inventories, net............................................       506,347             485,941
Deferred charges and other, net.............................       108,003              83,239
Net non-current assets of discontinued operations...........       143,999             128,081
                                                               -----------         -----------
                                                               $10,580,365         $10,473,870
                                                               ===========         ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                MARCH 31,         DECEMBER 31,
                                                                  2001                2000
                                                              -------------      --------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations.................   $    28,685         $    25,457
Accounts payable, trade.....................................       207,266             283,066
Accounts payable, client accounts...........................       129,338              97,687
Obligations for program rights and film costs...............       295,469             283,812
Cable distribution fees payable.............................        33,068              33,598
Deferred revenue............................................       142,369              93,125
Other accrued liabilities...................................       342,265             356,502
                                                               -----------         -----------
  Total current liabilities.................................     1,178,460           1,173,247
LONG-TERM OBLIGATIONS (net of current maturities)...........       586,435             552,501
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................       279,909             295,210
OTHER LONG-TERM LIABILITIES.................................       101,333              97,526
DEFERRED INCOME TAXES.......................................       108,148              98,378
MINORITY INTEREST...........................................     4,871,291           4,817,137

STOCKHOLDERS' EQUITY
Preferred stock--$.01 par value; authorized 15,000,000
  shares; no shares issued and outstanding..................            --                  --
Common stock--$.01 par value; authorized 1,600,000,000
  shares; issued and outstanding, 309,277,867 and
  305,436,198 shares, respectively..........................         3,093               3,055
Class B--convertible common stock--$.01 par value;
  authorized, 400,000,000 shares; issued and outstanding,
  63,033,452 shares.........................................           630                 630
Additional paid-in capital..................................     3,843,642           3,793,764
Accumulated deficit.........................................      (228,911)           (202,341)
Accumulated other comprehensive loss........................       (18,607)            (10,825)
Treasury stock..............................................      (140,060)           (139,414)
Note receivable from key executive for common stock
  issuance..................................................        (4,998)             (4,998)
                                                               -----------         -----------
  Total stockholders' equity................................     3,454,789           3,439,871
                                                               -----------         -----------
                                                               $10,580,365         $10,473,870
                                                               ===========         ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                                                          NOTE
                                                                                                                       RECEIVABLE
                                                                                                                        FROM KEY
                                                                                                                       EXECUTIVE
                                                           CLASS B                               ACCUM.                   FOR
                                                         CONVERTIBLE     ADDIT.                  OTHER                   COMMON
                                               COMMON      COMMON       PAID-IN      ACCUM.      COMP.     TREASURY      STOCK
                                   TOTAL       STOCK        STOCK       CAPITAL      DEFICIT     INCOME      STOCK      ISSUANCE
                                 ----------   --------   -----------   ----------   ---------   --------   ---------   ----------
                                                                          (IN THOUSANDS)
BALANCE AT DECEMBER 31, 2000...  $3,439,871    $3,055        $630      $3,793,764   $(202,341)  $(10,825)  $(139,414)    $(4,998)
Comprehensive income:
  Net loss for the three months
    ended March 31, 2001.......     (26,570)       --          --              --     (26,570)        --          --          --
  Decrease in unrealized gains
    in available for sale
    securities.................        (173)       --          --              --          --       (173)         --          --
  Foreign currency
    translation................      (7,609)       --          --              --          --     (7,609)         --          --
                                 ----------
    Comprehensive loss.........     (34,352)
                                 ----------
Issuance of common stock upon
  exercise of stock options....      29,495        37          --          29,458          --         --          --          --
Income tax benefit related to
  stock options exercised......      18,241        --          --          18,241          --         --          --          --
Issuance of stock in connection
  with other transactions......       2,180         1          --           2,179          --         --          --          --
Purchase of Treasury Stock.....        (646)       --          --              --          --         --        (646)         --
                                 ----------    ------        ----      ----------   ---------   --------   ---------     -------
BALANCE AT MARCH 31, 2001......  $3,454,789    $3,093        $630      $3,843,642   $(228,911)  $(18,607)  $(140,060)    $(4,998)
                                 ==========    ======        ====      ==========   =========   ========   =========     =======

    Accumulated other comprehensive income is comprised of unrealized (losses) gains on available for sale securities of $(5,734) and $(5,561) at March 31, 2001 and December 31, 2000, respectively and foreign currency translation adjustments of $(12,873) and $(5,264) at March 31, 2001 and December 31, 2000, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                2001           2000
                                                              ---------      ---------
                                                                   (IN THOUSANDS)
Cash flows from operating activities:
  Loss from continuing operations...........................  $ (26,570)     $  (7,099)
    Adjustments to reconcile net loss from continuing
     operations to net cash provided by operating
     activities:
      Depreciation and amortization.........................    137,599        104,000
      Amortization of cable distribution fees...............      8,756          8,223
      Amortization of program rights and film costs.........    192,583        160,657
      Cumulative effect of accounting change................      9,187             --
      Amortization of deferred financing costs..............        465            935
      Amortization of non-cash distribution and marketing...      8,017          1,593
      Amortization of non-cash compensation expense.........      2,512            990
      Deferred income taxes.................................     (1,077)        (3,151)
      Equity in losses of unconsolidated affiliates.........      4,258          4,658
      Gain on sale of subsidiary stock......................         --         (3,718)
      Non-cash interest income..............................     (1,614)        (2,482)
      Minority interest expense.............................     46,189         45,441
      Changes in current assets and liabilities:                     --
        Accounts receivable.................................    (52,398)       (26,681)
        Inventories.........................................     17,775         21,677
        Accounts payable....................................    (41,980)         2,954
        Accrued liabilities and deferred revenue............     80,909         63,169
      Payment for program rights and film costs.............   (242,170)      (183,520)
      Increase in cable distribution fees...................       (732)       (18,591)
      Other, net............................................    (14,521)        11,893
                                                              ---------      ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES...........    127,188        180,948
                                                              ---------      ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................    (82,253)       (21,594)
  Capital expenditures......................................    (28,850)       (25,688)
  Advance to Styleclick.....................................         --         (5,000)
  Recoupment of advance to Universal........................     16,474         15,074
  (Increase) decrease in long-term investments and notes
    receivable..............................................    (30,619)           458
  Redemption (purchase) of marketable securities............     45,565        (49,684)
  Other, net................................................     (4,588)        (2,885)
                                                              ---------      ---------
        NET CASH USED IN INVESTING ACTIVITIES...............    (84,271)       (89,319)
                                                              ---------      ---------
Cash flows from financing activities:
  Borrowings................................................     40,905         19,514
  Principal payments on long-term obligations...............     (3,368)       (17,012)
  Purchase of treasury stock................................       (646)       (34,419)
  Payment of mandatory tax distribution to LLC partners.....    (17,369)       (68,065)
  Proceeds from sale of subsidiary stock....................        913         89,976
  Proceeds from issuance of common stock and LLC shares.....     29,495          5,788
  Other, net................................................    (24,943)        (7,459)
                                                              ---------      ---------
        NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES..........................................     24,987        (11,677)
                                                              ---------      ---------
NET CASH USED BY DISCONTINUED OPERATIONS....................         --        (20,174)
  Effect of exchange rate changes on cash and cash
    equivalents.............................................     (3,022)           (62)
                                                              ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     64,882         59,716
Cash and cash equivalents at beginning of period............    244,223        423,176
                                                              ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 309,105      $ 482,892
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

    On January 31, 2001, Ticketmaster Online-Citysearch, Inc. and Ticketmaster Corporation, both of which are subsidiaries of USAi, completed a transaction which combined the two companies. The combined company has been renamed "Ticketmaster". Under the terms of the transaction, USAi contributed Ticketmaster Corporation to Ticketmaster Online-Citysearch and received
52 million Ticketmaster Online-Citysearch Class B Shares. The Ticketmaster Class B common stock is quoted on the Nasdaq Stock Market. As of January 31, 2001, USAi beneficially owned 68% of the outstanding Ticketmaster common stock, representing 85% of the total voting power of Ticketmaster's outstanding common stock.

    On July 27, 2000, USAi and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers ("Styleclick.com"), completed the merger of Internet Shopping Network ("ISN") and Styleclick.com (the "Styleclick Transaction"). See
Note 3.

    On April 5, 2000, the Company acquired Precision Response Corporation ("PRC") (the "PRC Transaction"). See Note 3.

    The Company is organized into three units, USA Entertainment, USA Electronic Retailing and USA Information and Services, each of which consists of various segments. The units and segments are as follows:

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

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION (CONTINUED)
    - TELESERVICES, consisting of Precision Response Corporation, a leader in outsourced customer care for both large corporations and high-growth internet-focused companies.

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

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

    The Company adopted SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2") during the three months ended March 31, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION (CONTINUED)
costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies.

    SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash after-tax expense of $9.2 million. The expense is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2001 presentation, including all amounts charged to customers for shipping and handling, which are now presented as revenue.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K") for a summary of all significant accounting policies.

NOTE 3--BUSINESS ACQUISITIONS

STYLECLICK TRANSACTION

    On July 27, 2000, USAi and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. Class A common stock is traded on the Nasdaq market under the symbol "IBUY". In accordance with the terms of the agreement, USAi invested $40 million in cash and agreed to contribute $10 million in dedicated media, and received warrants to purchase additional shares of the new company. At closing, Styleclick.com repaid $10 million of borrowings outstanding under a bridge loan provided by USAi.

    The aggregate purchase price, including transaction costs, was $211.9 million.

    In conjunction with the transaction, the Company recorded a pre-tax gain of $104.6 million based upon the 25% of ISN exchanged for 75% of Styleclick.com.

    The Styleclick transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED) assets acquired of $170.2 million was allocated to goodwill, and was initially being amortized over 3 years. Assets and liabilities as of the acquisition date consist of the following:

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

PRC TRANSACTION

    On April 5, 2000, USAi acquired PRC in a tax-free merger by issuing approximately 24.3 million shares of USAi common stock for all of the outstanding stock of PRC for a total value of approximately $710.5 million. In connection with the acquisition, the Company repaid approximately $32.3 million of outstanding borrowings under PRC's existing revolving credit facility.

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

                                                              (IN THOUSANDS)
                                                              --------------
Current assets..............................................     $64,945
Non-current assets..........................................      90,004
Goodwill....................................................     658,006
Current liabilities.........................................      68,745
Non-current liabilities.....................................      33,739

    The following unaudited pro forma condensed consolidated financial information for the three months ended March 31, 2000, is presented to show the results of the Company, as if the PRC Transaction and the Styleclick Transaction and the merger of Ticketmaster and Ticketmaster Online Citysearch, which did not impact revenues or operating profit, but rather minority interest and income taxes, had occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to goodwill, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED)
Note that the amounts exclude USAB, the sale of which was announced in December 2000 and is now presented as a discontinued operation.

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ---------------------------
                                                       2001             2000
                                                    ----------       ----------
                                                          (IN THOUSANDS,
                                                      EXCEPT PER SHARE DATA)
Net revenues......................................  $1,315,677       $1,112,422
Loss from continuing operations...................     (28,713)         (23,932)
Basic and diluted loss from continuing operations
  per common share................................  $     (.08)      $     (.07)
                                                    ==========       ==========

NOTE 4--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED
  MARCH 31, 2001:

    For the three months ended March 31, 2001, interest accrued on the $200.0 million advance to Universal amounted to $1.6 million.

    For the three months ended March 31, 2001, the Company incurred non-cash distribution and marketing expense of $8.0 million.

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

    For the three months ended March 31, 2000, the Company incurred non-cash distribution and marketing expense of $1.6 million.

NOTE 5--INDUSTRY SEGMENTS

    The Company operates principally in the following industry segments: Cable and studios, Emerging networks, Filmed entertainment, Electronic retailing, Ticketing operations, Hotel reservations, Teleservices, Citysearch, Match.com and related, Electronic commerce solutions and Styleclick. The Cable and studios segment consists of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming. The Emerging networks segment consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site. The Filmed entertainment segment consists primarily of USA Films, which engages in

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--INDUSTRY SEGMENTS (CONTINUED)
the film distribution and production businesses. The Electronic retailing segment consists principally of the Home Shopping Network, America's Store, HSN International and HSN Interactive, including HSN.com, which are engaged in the sale of merchandise through electronic retailing. The Ticketing operations segment primarily consists of Ticketmaster and Ticketmaster.com, which provide offline and online automated ticketing services. The Hotel reservations segment consists of Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market. The Teleservices segment was formed on April 5, 2000 in conjunction with the acquisition of PRC, which handles outsourced customer care for both large corporations and high-growth internet-focused companies. The Citysearch, Match.com and related segment primarily consists of Citysearch, which operates an online network that provides locally oriented services and information to users, and Match.com, which consists of an online personals business. The Electronic commerce solutions segment primarily represents the Company's electronic solutions business. The Styleclick segment represents Styleclick, a facilitator of

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--INDUSTRY SEGMENTS (CONTINUED)
e-commerce websites and Internet enabled applications which includes the Company's online retailing networks.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Net revenues:
    USA ENTERTAINMENT
    Cable and studios................................  $  437,651   $  378,953
    Emerging networks................................       6,162          562
    Filmed entertainment.............................      51,006       30,307
    USA ELECTRONIC RETAILING
    Electronic retailing.............................     455,075      420,217
    USA INFORMATION AND SERVICES
    Ticketing operations.............................     150,109      127,961
    Hotel reservations...............................     105,286       55,263
    Teleservices.....................................      80,692           --
    Citysearch, Match.com and related................      20,928       16,975
    Electronic commerce solutions....................       4,749        4,666
    Styleclick.......................................       4,019        6,617
                                                       ----------   ----------
                                                       $1,315,677   $1,041,521
                                                       ==========   ==========
Operating profit (loss):
    USA ENTERTAINMENT
    Cable and studios................................  $  134,603   $  110,787
    Emerging networks................................      (4,356)      (2,266)
    Filmed entertainment.............................      (3,513)          88
    USA ELECTRONIC RETAILING
    Electronic retailing.............................      20,428       36,378
    USA INFORMATION AND SERVICES
    Ticketing operations.............................      10,585       17,225
    Hotel reservations...............................         595          866
    Teleservices.....................................      (5,637)          --
    Citysearch, Match.com and related................     (47,288)     (54,592)
    Electronic commerce solutions....................      (6,590)      (6,216)
    Styleclick.......................................     (13,048)      (7,871)
    CORPORATE AND OTHER..............................     (12,573)     (12,380)
                                                       ----------   ----------
                                                       $   73,206   $   82,019
                                                       ==========   ==========

    The Company operates principally within the United States.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--SAVOY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

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

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ----------------------
                                                             2001          2000
                                                           --------      --------
                                                               (IN THOUSANDS)
Net sales................................................   $2,657        $1,605
Operating expenses.......................................    2,527           615
Operating income.........................................      130           990
Net income...............................................    1,326           545

SUMMARY CONSOLIDATED BALANCE SHEETS

                                                    MARCH 31,      DECEMBER 31,
                                                      2001             2000
                                                    ---------      -------------
                                                           (IN THOUSANDS)
Current assets....................................  $    991       $         --
Non-current assets................................   161,696            158,561
Current liabilities...............................    13,681             17,021
Non-current liabilities...........................    38,857             38,902

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

    The following tables present condensed consolidating financial information for the three months ended March 31, 2001 and 2000 for: (1) the Company on a stand-alone basis, (2) Holdco on a stand-alone basis, (3) USANi LLC on a stand-alone basis, (4) the combined Wholly Owned Subsidiary Guarantors (including Wholly Owned Subsidiary Guarantors that are wholly owned subsidiaries of USANi LLC), (5) the combined non-guarantor subsidiaries of the Company (including the non-

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)
guarantor subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries")), and (6) the Company on a consolidated basis.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

    As of and for the Three Months Ended March 31, 2001

                                                                           WHOLLY
                                                                           OWNED
                                                              USANI      SUBSIDIARY   NON-GUARANTOR                      USAI
                                     USAI        HOLDCO        LLC       GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                  ----------   ----------   ----------   ----------   -------------   ------------   ------------
Current assets..................  $  380,984   $       --   $   30,030   $  883,048    $  674,555     $   (375,742)  $ 1,592,875
Property and equipment, net.....          --           --       23,318      200,233       210,576               --       434,127
Goodwill and other intangible
  assets, net...................      73,170           --           --    4,968,710     2,391,060               --     7,432,940
Investment in subsidiaries......   3,362,443    1,274,467    6,825,374           --            --      (11,462,284)           --
Other assets....................     104,443           --       14,453      723,451       195,918          (61,841)      976,424
Net non-current assets on
  discontinued operations.......          --           --           --           --       143,999               --       143,999
                                  ----------   ----------   ----------   ----------    ----------     ------------   -----------
Total assets....................  $3,921,040   $1,274,467   $6,893,175   $6,775,442    $3,616,108     $(11,899,867)  $10,580,365
                                  ==========   ==========   ==========   ==========    ==========     ============   ===========
Current liabilities.............  $    8,993   $       --   $       --   $  661,832    $  537,737     $    (30,102)  $ 1,178,460
Long-term debt, less current
  portion.......................          --           --      533,288        3,655        49,492               --       586,435
Other liabilities...............     457,258           --      260,568      362,078       390,579         (981,093)      489,390
Minority interest...............          --           --     (141,266)     177,336       418,867        4,416,354     4,871,291
Interdivisional equity..........          --           --           --    5,538,678     2,534,214       (8,072,892)           --
Stockholders' equity............   3,454,789    1,274,467    6,240,585       31,863      (314,781)      (7,232,134)    3,454,789
                                  ----------   ----------   ----------   ----------    ----------     ------------   -----------
Total liabilities and
  shareholders' equity..........  $3,921,040   $1,274,467   $6,893,175   $6,775,442    $3,616,108     $(11,899,867)  $10,580,365
                                  ==========   ==========   ==========   ==========    ==========     ============   ===========
Revenue.........................  $       --   $       --   $       --   $  832,654    $  483,164     $       (141)  $ 1,315,677
Operating expenses..............      (2,519)          --       (9,765)    (686,916)     (543,412)             141    (1,242,471)
Interest expense, net...........      (6,930)          --        3,228       (8,164)          450               --       (11,416)
Miscellaneous...................      (7,934)      26,465      112,624        1,499        (8,021)        (131,155)       (6,522)
Provision for income taxes......          --           --           --      (19,777)       (6,685)              --       (26,462)
Minority interest...............          --           --           --      (65,239)       19,050               --       (46,189)
                                  ----------   ----------   ----------   ----------    ----------     ------------   -----------
Net (loss) income from
  continuing operations.........     (17,383)      26,465      106,087       54,057       (55,454)        (131,155)      (17,383)
Net (loss) income from
  cumulative effect of
  accounting change.............      (9,187)          --           --        2,438       (11,625)           9,187        (9,187)
                                  ----------   ----------   ----------   ----------    ----------     ------------   -----------
Net earnings (loss).............  $  (26,570)  $   26,465   $  106,087   $   56,495    $  (67,079)    $   (121,968)  $   (26,570)
                                  ==========   ==========   ==========   ==========    ==========     ============   ===========
Cash flows from operations......  $   (5,031)  $       --   $    2,081   $   90,048    $   40,090     $         --   $   127,188
Cash flows used in investing
  activities....................      16,399           --         (377)     (22,595)      (77,698)              --       (84,271)
Cash flows from financing
  activities....................     (11,368)          --       24,720      (76,105)       87,740               --        24,987
Effect of exchange rate.........          --           --         (139)         195        (3,078)              --        (3,022)
Cash at the beginning of the
  period........................          --           --       78,079      (28,949)      195,093               --       244,223
                                  ----------   ----------   ----------   ----------    ----------     ------------   -----------
Cash at the end of the period...  $       --   $       --   $  104,364   $  (37,406)   $  242,147     $         --   $   309,105
                                  ==========   ==========   ==========   ==========    ==========     ============   ===========

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)
    For the Three Months Ended March 31, 2000

                                                                           WHOLLY
                                                                           OWNED
                                                               USANI     SUBSIDIARY   NON-GUARANTOR                      USAI
                                          USAI      HOLDCO      LLC      GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        --------   --------   --------   ----------   -------------   ------------   ------------
Revenue...............................  $     --   $    --    $     --   $ 744,534      $ 296,871       $     116     $1,041,521
Operating expenses....................    (3,393)       --      (8,835)   (616,783)      (330,294)           (197)      (959,502)
Interest expense, net.................    (4,500)       --       4,125      (7,217)          (437)             --         (8,029)
Gain on sale of securities............     3,718        --          --          --             --              --          3,718
Miscellaneous.........................    (4,266)    6,743     137,180      (3,007)        (1,870)       (139,129)        (4,349)
Provision for income taxes............     1,342        --     (27,351)     (5,048)        (4,016)             --        (35,073)
Minority interest                             --        --          --      (2,296)        23,721         (66,810)       (45,385)
                                        --------   -------    --------   ---------      ---------       ---------     ----------
Net (loss) income from continuing
  operations..........................    (7,099)    6,743     105,119     110,183        (16,025)       (206,020)        (7,099)
Net (loss) income from discontinued
  operations                             (11,773)       --          --     (11,090)          (683)         11,773        (11,773)
                                        --------   -------    --------   ---------      ---------       ---------     ----------
Net earnings (loss)...................  $(18,872)  $ 6,743    $105,119   $  99,093      $ (16,708)      $(194,247)    $  (18,872)
                                        ========   =======    ========   =========      =========       =========     ==========
Cash flows from operations............  $ (6,614)  $    --    $  3,891   $ 161,595      $  22,076       $      --     $  180,948
Cash flows used in investing
  activities..........................     2,656        --      (6,061)    (14,627)       (71,287)             --        (89,319)
Cash flows from financing
  activities..........................     3,958        --     (14,613)   (126,591)       125,569              --        (11,677)
Net cash used by discontinued
  operations..........................        --        --          --     (20,850)           676              --        (20,174)
Effect of exchange rate...............        --        --          --          --            (62)             --            (62)
Cash at the beginning of the period...        --        --     276,678     (25,067)       171,565              --        423,176
                                        --------   -------    --------   ---------      ---------       ---------     ----------
Cash at the end of the period.........  $     --   $    --    $259,895   $ (25,540)     $ 248,537       $      --     $  482,892
                                        ========   =======    ========   =========      =========       =========     ==========

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

    USAi is a holding company, with subsidiaries focused on the new convergence of entertainment, information and direct selling. USAi adopted its present corporate structure in 1998 when it acquired USA Networks (consisting of USA Networks and Sci Fi Channel Cable television networks) and the domestic television production and distribution business of Universal Studios, Inc. (the "Universal Transaction"). USAi maintains control and management of Home Shopping Network, Inc. ("Holdco") and USANi LLC, and manages the businesses held by USANi LLC in substantially the same manner as they would be if USAi held them directly through wholly owned subsidiaries.

    On January 31, 2001, Ticketmaster Online-Citysearch, Inc. and Ticketmaster Corporation, both of which are subsidiaries of USAi, completed a transaction which combined the two companies. The combined company has been renamed "Ticketmaster". Under the terms of the transaction, USAi contributed Ticketmaster Corporation to Ticketmaster Online-Citysearch and received
52 million Ticketmaster Online-Citysearch Class B Shares. The Ticketmaster Class B common stock is quoted on the Nasdaq Stock Market. As of January 31, 2001, USAi beneficially owned 68% of the outstanding Ticketmaster common stock, representing 85% of the total voting power of Ticketmaster's outstanding common stock.

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

    The Company's segments are organized into three units, USA Entertainment, USA Electronic Retailing and USA Information and Services. The units and segments are as follows:

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

EBITDA

    Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is defined as net income plus (1) provision for income taxes,
(2) minority interest, (3) interest income and expense, (4) depreciation and amortization, (5) amortization of cable distribution fees, and (6) amortization of non-cash distribution and marketing expense and non-cash compensation expense. EBITDA is presented here as a management tool and as a valuation methodology for companies in the media, entertainment and communications industries. EBITDA does not purport to represent cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

                  TRANSACTIONS AFFECTING THE COMPARABILITY OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    During the past years, we have augmented our media and electronic commerce businesses by acquiring and developing several new businesses. As a result, the PRC Transaction and the Styleclick Transaction should be considered when comparing our results of operations and financial position. These acquisitions caused a significant increase in net revenues, operating costs and expenses and operating profit. To enhance comparability, the discussion of consolidated results of operations is supplemented, where appropriate, with separate pro forma financial information that gives effect to the above transactions as if they had occurred at the beginning of the respective periods presented.

    The pro forma information is not necessarily indicative of the revenues and cost of revenues which would have actually been reported had the Styleclick Transaction and the PRC Transaction occurred at the beginning of the respective periods, nor is it necessarily indicative of future results.

    Reference should be made to the Consolidated Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

                            CONTINUINING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

    The PRC Transaction and the Styleclick Transaction resulted in increases in net revenues, operating costs and expenses, other income (expense), minority interest and income taxes. However, no significant discussion of these fluctuations is presented.

NET REVENUES

    For the three months ended March 31, 2001, revenues increased by $274.2 million, or 26.3%, to $1.3 billion from $1.0 billion in 2000 primarily due to increases of $80.7 million, $58.7 million, $50.0 million, $34.9 million, $22.2 million and $20.7 million from the Teleservices, which was acquired in April 2000, Cable and studios, Hotel reservations, Electronic retailing, Ticketing operations and Filmed entertainment businesses, respectively. Cable and studios increased by $58.7 million, or 15.5%, to $437.7 million from $379.0 in 2000. The increase resulted from an increase in advertising revenues at USA Network and Sci Fi Channel, including the satisfaction of makegood liabilities at a higher level in Q1 2001. Affiliate revenues increased at both networks due to a higher number of subscribers as compared to the prior year. Net revenues at Studios USA increased significantly due to increased drama productions for the broadcast networks and increased productions for USA Network and Sci Fi Channel. Note that Studios USA defers revenue recognition for internally produced series for USA Network and Sci Fi Channel until the product is aired on the networks. Hotel reservations increased by $50.0 million, or 90.5%, to $105.3 million from $55.3 million in 2000. The increase resulted from expansion of affiliate marketing programs to over 18,600 in 2001 from 6,000 in 2000, an increase in the number of hotels for existing cities and expansion into 86 new cities. The number of room nights sold increased 86% to 799,000 in 2001 compared to 429,000. Electronic retailing increased by $34.9 million, or 8.3%, to $455.1 million from $420.2 million in 2000. The increase primarily resulted from Home Shopping Network's domestic business, which generated increased sales of $26.9 million, including increased sales of $14.2 million from HSN.com. Electronic retailing operations in Germany generated increased sales of $7.3 million, although sales were hindered by the conversion to a new order management system, which delayed certain shipments. Total units shipped increased to 8.4 million units compared to 8.3 million units in 2000, while the average price point increased as a result of product mix. Furthermore, the return rate decreased to 20.0% from 20.9% in 2000. Ticketing operations increased by $22.2 million, or 17.3%, to $150.1 million from $128.0 million in 2000. The increase resulted from an increase of 8% in the number of tickets sold and an increase in revenue per ticket to $5.96 from $5.44 in 2000. The percentage of tickets sold online for 2001 is approximately 29.5%, as compared to 19.6% in 2000. Filmed entertainment increased by $20.7 million, or 68.3%, to $51.0 million compared to $30.3 million in 2000 due primarily to increased revenues generated in the first quarter from theatrical revenues on TRAFFIC, the third highest grossing film during Q1 in North America.

OPERATING COSTS AND EXPENSES

    For the three months ended March 31, 2001, operating expenses increased by $240.9 million, or 28.5%, to $1.1 billion from $844.7 million in 2000, primarily due to increases of $70.7 million, $46.7 million, $42.4 million, $34.0 million and $23.9 million from the Teleservices, Electronic retailing, Hotel reservations, Cable and studios and Filmed entertainment businesses, respectively. Electronic retailing increased primarily from higher sales volume, including the impact of selling goods at a lower margin of 32.3% in 2001 as compared to 33.6% in 2000, and higher international costs related to the Company's expansion efforts and increased live broadcasting hours. The increase in costs of Hotel reservations is primarily due to increased sales, including an increased percentage of revenue attributable to affiliate and travel agent sales (for which commissions are paid), increased credit card charge backs, and increased staffing levels and systems to support increased operations, and higher marketing costs, partially offset by lower telephone and telephone operator costs due to the increase in Internet-related bookings, which increased to 96.5% in 2001 compared to 90.8% in 2000. Cable and studios increased primarily from costs associated with the increased revenues of all of the businesses, including the costs of providing more new product to the broadcast networks, for which programs generally run a deficit in the early years, offset partially by efficient use of programming by USA Network, resulting in reduced program amortization, and increased usage of internally developed product. Filmed entertainment costs increased due to higher film amortization costs and higher prints and advertising costs, as the Company adopted SOP 00-2, "Accounting by Producers and Distributors of Films" in Q1 2001. The new rules require that print and advertising costs be expensed as incurred.

OTHER INCOME (EXPENSE)

    For the three months ended March 31, 2001, net interest expense increased by $3.4 million, compared to 2000 primarily due to lower short-term investment levels. Other expense, net increased $5.9 million due primarily to the $3.7 million gain recognized in the three months ended March 31, 2000 related to the initial public offering of its subsidiary, Hotel Reservations Network, Inc. ("HRN").

INCOME TAXES

    USAi's effective tax rate of 46.1% for the three months ended March 31, 2001 was higher than the statutory rate due to the impact on taxable income of non-deductible goodwill, consolidated book losses not consolidated into taxable income and state income taxes.

MINORITY INTEREST

    For the periods presented, minority interest primarily represented Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Holdco, the public's ownership in Ticketmaster, the public's ownership interest in HRN since February 25, 2000 and the public's ownership interest in Styleclick since July 27, 2000.

                            DISCONTINUED OPERATIONS

    In December 2000, the Company announced that Univision Communications Inc. ("Univision") will acquire, for $1.1 billion in cash, all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations. The loss for USAB for the three months ended March 31, 2000 was $11.8 million, net of tax benefit of $3.1 million and is presented as a discontinued operation.

                  PRO FORMA THREE MONTHS ENDED MARCH 31, 2001
                VS. PRO FORMA THREE MONTHS ENDED MARCH 31, 2000

    The following unaudited pro forma operating results of USAi present combined results of operations as if the PRC Transaction and the Styleclick Transaction all had occurred on January 1, 2000. The unaudited combined condensed pro forma statements of operations of USAi are presented below for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had any of the transactions occurred as of January 1, 2000, nor are they necessarily indicative of future results of operations.

        UNAUDITED COMBINED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001            2000
                                                              ----------      ----------
NET REVENUES:
USA ENTERTAINMENT
Cable and studios...........................................  $  437,651      $  378,953
Emerging networks...........................................       6,162             562
Filmed entertainment........................................      51,006          30,307
USA ELECTRONIC RETAILING
Electronic retailing........................................     455,075         420,217
USA INFORMATION AND SERVICES
Ticketing operations........................................     150,109         127,961
Hotel reservations..........................................     105,286          55,263
Teleservices................................................      80,692          69,649
Citysearch, Match.com and related...........................      20,928          16,975
Electronic commerce solutions...............................       4,749           4,666
Styleclick..................................................       4,019           7,869
                                                              ----------      ----------
    Total net revenues......................................   1,315,677       1,112,422
Operating costs and expenses:
  Cost of sales.............................................     598,708         499,739
  Program costs.............................................     201,465         165,864
  Selling and marketing.....................................     147,489         123,701
  General and administrative................................     109,848         101,815
  Other operating costs.....................................      28,077          19,358
  Amortization of non cash distribution and marketing
    expense.................................................       8,017           1,593
  Amortization of non cash compensation expense.............       2,512             990
  Amortization of cable distribution fees...................       8,756           8,223
  Depreciation and amortization.............................     137,599         135,198
                                                              ----------      ----------
    Total operating costs and expenses......................   1,242,471       1,056,481
                                                              ----------      ----------
Operating profit............................................  $   73,206      $   55,941
                                                              ==========      ==========
EBITDA......................................................  $  230,090      $  201,945
                                                              ==========      ==========

    Net revenues for the year ended December 31, 2001 increased by $203.3 million, or 18.3%, to $1.3 billion from $1.1 billion in 2000. Cost related to revenues and other costs and expenses for the three months ended March 31, 2001 increased by $175.1 million, or 19.2%, to $1.1 billion from $910.5 million in 2000. EBITDA for the three months ended March 31, 2001 increased by $28.1 million, or 13.9%, to $230.1 million from $202.0 million in 2000.

    The following discussion provides an analysis of the pro forma revenues and costs related to revenues and other costs and expenses by significant business segment.

CABLE AND STUDIOS

    Net revenues for the three months ended March 31, 2001 increased by $58.7 million, or 15.5%, to $437.7 million from $379.0 in 2000. The increase resulted from an increase in advertising revenues at USA Network and Sci Fi Channel, including the satisfaction of makegood liabilities at a higher level in Q1 2001. Affiliate revenues increased at both networks due to a higher number of subscribers as compared to the prior year. Net revenues at Studios USA increased significantly due to increased drama productions for the broadcast networks and increased productions for USA Network and Sci Fi Channel. Note that Studios USA defers revenue recognition for internally produced series for USA Network and Sci Fi Channel until the product is aired on the networks.

    Cost related to revenues and other costs and expenses for the three months ended March 31, 2001 increased by $34.0 million, or 14.2%, to $274.2 million from $240.2 million in 2000. This increase resulted primarily from costs associated with the increased revenues of all of the businesses, including the costs of providing increased product to the broadcast networks, for which programs generally run a deficit in the early years, offset partially by efficient use of programming by USA Network, resulting in reduced program amortization, and increased usage of internally developed product.

    EBITDA for the three months ended March 31, 2001 increased by $24.7 million, or 17.8%, to $163.4 million from $138.8 million in 2000.

EMERGING NETWORKS

    Net revenues increased by $5.6 million to $6.2 million from $.6 million for the three months ended March 31, 2001 as compared to 2000 due to the acquisition of Trio and NewsWorld International on May 19, 2000. Prior to this acquisition, the results reflect only SciFi.com. Cost related to revenue increased by $5.0 million for the three months ended March 31, 2001 as compared to 2000. The increase is primarily related to the increased revenues as well as start-up initiatives. EBITDA loss for the three months ended March 31, 2001 decreased by $.6 million, to a loss of $1.7 million for the three months ended March 31, 2001.

FILMED ENTERTAINMENT

    Net revenues for the three months ended March 31, 2001 increased by $20.7 million, or 68.3%, to $51.0 million compared to $30.3 million in 2000 due primarily to increased theatrical revenues generated on TRAFFIC, the third highest grossing film during Q1 in North America. Cost related to revenues and other costs and expenses for the three months ended March 31, 2001 increased by $23.9 million due to higher film amortization costs and higher prints and advertising costs, as the Company adopted SOP 00-2, "Accounting by Producers and Distributors of Films" in Q1 2001. The new rules require that prints and advertising costs be expensed as incurred. EBITDA loss for the three months ended March 31, 2001 increased by $3.2 million, to a loss of $1.0 million for the three months ended March 31, 2001.

ELECTRONIC RETAILING

    Net revenues for the three months ended March 31, 2001 increased by $34.9 million, or 8.3%, to $455.1 million from $420.2 million in 2000. The increase primarily resulted from Home Shopping Network's domestic business, which generated increased sales of $26.9 million, including increased sales of $14.2 million from HSN.com. Electronic retailing operations in Germany generated increased sales of $7.3 million, although sales were hindered by the conversion to a new order management system, which delayed certain shipments. Total units shipped increased to 8.4 million units compared to 8.3 million units in 2000, while the average price point increased as a result of product mix. Furthermore, the return rate decreased to 20.0% from 20.9% in 2000.

    Cost related to revenues and other costs and expenses for the three months ended March 31, 2001 increased by $46.7 million, or 13.0%, to $405.0 million from $358.4 million in 2000. The increase resulted primarily from higher sales volume, including the impact of selling goods at a lower margin (32.3% in 2001 as compared to 33.6% in 2000), and higher international costs related to the Company's expansion efforts and increased live broadcasting hours.

    EBITDA for the three months ended March 31, 2001 for domestic electronic retailing, excluding the impact of $6.3 million of one-time credits recognized in Q1 2000, increased by $2.3 million, or 4.7%, to $51.7 million from $49.4 million in 2000. EBITDA for electronic retailing in Germany decreased $3.0 million due to higher operating costs and the conversion to a new order management system, which delayed certain shipments. EBITDA for other international locations decreased $4.9 million due to higher costs related to expansion efforts and increased live broadcasting hours.

TICKETING OPERATIONS

    Net revenues for the three months ended March 31, 2001 increased by $22.1 million, or 17.3%, to $150.1 million from $128.0 million in 2000. The increase resulted from an increase of 8% in the number of tickets sold and an increase in revenue per ticket to $5.96 from $5.44 in 2000. The percentage of tickets sold online for 2001 is approximately 29.5%, as compared to 19.6% in 2000.

    Cost related to revenues and other costs and expenses for the three months ended March 31, 2001 increased by $19.3 million, or 19.2%, to $119.9 million from $100.6 million in 2000. The increase resulted primarily from higher ticketing operations costs as a result of higher ticketing volume, including commission expenses and credit card processing fees.

    EBITDA for the three months ended March 31, 2001 increased by $2.9 million, or 10.4%, to $30.2 million from $27.4 million in 2000.

HOTEL RESERVATIONS

    Net revenues for the three months ended March 31, 2001 increased by $50.0 million, or 90.5%, to $105.3 million from $55.3 million in 2000. The increase resulted from expansion of affiliate marketing programs to over 18,600 in 2001 from 6,000 in 2000, an increase in the number of hotels in existing cities as well as expansion into 86 new cities. The number of room nights sold increased 86% to 799,000 in 2001 compared to 429,000 in 2000.

    Cost related to revenues and other costs and expenses for the three months ended March 31, 2001 increased by $42.4 million, or 90.0%, to $89.5 million from $47.1 million in 2000. The increase in costs is primarily due to increased sales, including an increased percentage of revenue attributable to affiliate and travel agent sales (for which commissions are paid), increased credit card charge backs, and increased staffing levels and systems to support increased operations, and higher marketing costs, partially offset by lower telephone and telephone operator costs due to the increase in Internet-related bookings, which increased to 96.5% in 2001 compared to 90.8% in 2000.

    EBITDA for the three months ended March 31, 2001 increased by $7.6 million, or 93.5%, to $15.8 million from $8.2 million in 2000.

TELESERVICES

    Net revenues for the three months ended March 31, 2001 increased by $11.0 million, or 15.9%, to $80.7 million from $69.7 million in 2000. The increase resulted primarily from the addition of new clients and expansion of certain existing relationships.

    Cost related to revenues and other costs and expenses for the three months ended March 31, 2001 increased by $10.5 million, or 17.4%, to $70.7 million from $60.2 million in 2000 due primarily to increased operations and costs associated with obtaining new clients.

    EBITDA for the three months ended March 31, 2001 increased by $.6 million, or 5.9%, to $10.0 million from $9.4 million in 2000.

CITYSEARCH, MATCH.COM AND RELATED

    Net revenues for the three months ended March 31, 2001 increased by $4.0 million, or 23.3%, to $20.9 million compared to $17.0 million in 2000 due primarily to increased advertising revenues related to city guides and increased subscription revenue related to the personals business.

    Cost related to revenues and other costs and expenses for the three months ended March 31, 2001 decreased by $1.9 million to $32.8 million from $34.7 million in 2000. The decrease resulted primarily from initiatives enacted in 2000, which resulted in decreased operating costs.

    EBITDA loss for the three months ended March 31, 2001 decreased by $5.9 million to $11.8 million from $17.7 million in 2000.

ELECTRONIC COMMERCE SOLUTIONS

    Net revenues for the three months ended March 31, 2001 were $4.8 million compared to $4.7 million in 2000 due to increases in ECS teleservices, offset partially by a decrease of Short Shopping contextual selling spots. Cost related to revenues and other costs and expenses for the three months ended March 31, 2001 increased by $1.0 million due primarily to higher operating expenses. EBITDA loss for the three months ended March 31, 2001 increased by $.9 million.

STYLECLICK

    Net revenues for the three months ended March 31, 2001 decreased by $3.9 million to $4.0 million compared to $7.9 million in 2000. Revenue from the auction sites decreased due to the shut-down of the First Jewelry site. Cost related to revenues and other costs and expenses for the three months ended March 31, 2001 decreased by $4.1 million to $14.5 million from $18.6 million in 2000. The decrease primarily resulted from lower marketing expenditures by the auction business. Primarily in conjunction with the shut down of First Jewelry, Styleclick recorded a $2 million write-down of the inventory in Q1 2001. EBITDA loss for the three months ended March 31, 2001 was $10.4 million compared to $10.7 million in 2000. As a result of the current and anticipated operating losses of Styleclick, and the continuing evaluation of the operations and technology, management is continuing to evaluate the operations of Styleclick, which could result in additional write-downs and costs to further restructure the business to improve results.

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $127.1 million for the three months ended March 31, 2001 compared to $180.9 million for the three months ended March 31, 2000. The decrease in cash provided by operations was primarily due to higher payments for program rights and film costs and higher payments for accounts payable related to inventory purchases in late 2000. These cash proceeds and available cash and borrowings were used to pay for acquisitions of $82.3 million, to make capital expenditures of $28.6 million, and to make mandatory tax distribution payments to the LLC partners of $17.4 million.

    On February 12, 1998, USAi and USANi LLC, as borrower, entered into a credit agreement that provided for a $1.6 billion credit facility. Of that amount, $1.0 billion was permanently repaid in prior years. The $600.0 million revolving credit facility expires on December 31, 2002. As of March 31, 2001, there was $561.3 million available for borrowing after taking into account outstanding letters of credit.

    On February 28, 2001, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $17.4 million. On February 29, 2000, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $68.1 million.

    In connection with the 2000 acquisition of Universal's domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses transaction, USAi advanced
$200.0 million to Universal in 2000 pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement, under which USAi will distribute, in the United States and Canada, certain Polygram Filmed Entertainment, Inc. theatrical films that were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through March 31, 2001, approximately $136.8 million has been offset against the advance, including $16.5 million in 2001. Interest accrued on the loan through March 31, 2001 is approximately $17.1 million, including $1.6 million in 2001.

    In July 2000, USAi announced that its Board of Directors authorized the extension of the Company's stock repurchase program providing for the repurchase of up to 20 million shares of USAi's common stock over the next 12 months, on the open market or in negotiated transactions. The amount and timing of purchases, if any, will depend on market conditions and other factors, including USAi's overall capital structure. Funds for these purchases will come from cash on hand or borrowings under the Company's credit facility. During the three months ended March 31, 2001, the Company made no purchases of its common stock through this program.

    USAi anticipates that it will need to invest working capital towards the development and expansion of its overall operations. Due primarily to the expansion of its Internet businesses, future capital expenditures may be higher than current amounts.

    In management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet USAi's foreseeable needs.

    During the three months ended March 31, 2001, USAi did not pay any cash dividends, and none are permitted under USAi's existing credit facility. USAi's subsidiaries have no material restrictions on their ability to transfer amounts to fund USAi's operations.

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

    At March 31, 2001, the Company's outstanding debt approximated
$613.1 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

FOREIGN CURRENCY EXCHANGE RISK

    The Company conducts business in certain foreign markets. However, the level of operations in foreign markets is insignificant to the consolidated results.

EQUITY PRICE RISK

    The Company has a minimal investment in equity securities of publicly-traded companies. This investment, as of March 31, 2001, was considered available-for-sale, with the unrealized gain deferred as a component of stockholders' equity. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In the Urban litigation, previously reported in the Company's Form 10-K for the year ended December 31, 2000, on April 6, 2001, the U.S. Bankruptcy Court for the Eastern District of Virginia approved a sale of Urban Broadcasting Corporation's ("Urban") assets for the sum of $60,000,000. If the sale closes, the proceeds therefrom will be sufficient to pay all of Urban's creditors in full, including USA Station Group of Virginia, Inc.'s ("USA-SGV") judgment claim, and leave substantial funds for distribution to Urban's equity holders. At this time, it is not possible to predict when USA-SGV's claim will be paid or the timing and amount of any distribution USA-SGV will receive as a shareholder in Urban.

    In the Ticketmaster Cash Discount Litigation previously reported in the Company's Form 10-K for the year ended December 31, 2000, the Court granted final approval of the settlement on May 11, 2001. In doing so, the Court overruled all pending objections. USAi does not believe that the settlement will have a material impact on its financial results.

    In the Marketingworks litigation, previously reported in the Company's
Form 10-K for the year ended December 31, 2000, the parties have reached a settlement. Formal drafts are being exchanged and the parties expect to conclude the matter by the end of the month. The Company does not believe that the outcome of this litigation will have a material impact on its financial results.

    In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, personal injury, contract and other claims. The amounts that may be recovered in these matters may be subject to insurance coverage. Although amounts recovered in litigation are not expected to be material to the financial position or operations of the Company, this litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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

         3.2            Amended and Restated By-Laws of USAi filed as Exhibit 3.1 to
                        USAi's Form 8-K, dated January 9, 1998, is incorporated
                        herein by reference.

    (b) Reports on Form 8-K filed during the quarter ended March 31, 2001.

    On January 10, 2001, USAi furnished a report on Form 8-K reporting under
Item 9, Regulation FD Disclosure, attaching investor presentation materials.

    On February 1, 2001, USAi furnished a report on Form 8-K reporting under
Item 9, Regulation FD Disclosure, attaching a press release announcing its results for the quarter and year ended December 31, 2000, forward-looking information and supplemental information.

    On March 6, 2001, USAi furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching investor presentation materials.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2001                                           USA NETWORKS, INC.

                                                       By:  /s/ BARRY DILLER
                                                            -----------------------------------------
                                                            Barry Diller
                                                            Chairman and Chief Executive Officer

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                  /s/ BARRY DILLER                     Chairman of the Board and Chief   May 15, 2001
     -------------------------------------------         Executive Officer
                    Barry Diller

                 /s/ MICHAEL SILECK                    Senior Vice President and Chief   May 15, 2001
     -------------------------------------------         Financial Officer (Principal
                   Michael Sileck                        Financial Officer)

              /s/ WILLIAM J. SEVERANCE                 Vice President and Controller     May 15, 2001
     -------------------------------------------         (Chief Accounting Officer)
                William J. Severance

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
NET REVENUES
  Cable and studios.........................................  $437,651   $378,953
  Electronic retailing......................................   455,075    420,217
  Electronic commerce solutions.............................     4,749      1,000
  Styleclick................................................     4,019      6,617
  Emerging networks.........................................     6,162        562
                                                              --------   --------
  Total net revenues........................................   907,656    807,349

Operating costs and expenses:
  Cost of sales and services................................   309,934    280,544
  Program costs.............................................   201,465    165,864
  Selling and marketing.....................................    98,299     88,593
  General and administrative................................    80,954     71,689
  Other operating costs.....................................    34,432     25,724
  Amortization of cable distribution fees...................     8,756      8,223
  Amortization of non-cash compensation.....................     2,512        990
  Depreciation and amortization.............................    56,387     47,738
                                                              --------   --------
  Total operating costs and expenses........................   792,739    689,365
                                                              --------   --------
Operating profit............................................   114,917    117,984
Other income (expense):
  Interest income...........................................    12,910     13,829
  Interest expense..........................................   (17,788)   (16,907)
  Miscellaneous.............................................    (7,075)    (2,479)
                                                              --------   --------
                                                               (11,953)    (5,557)
                                                              --------   --------
Earnings before income taxes and minority interest..........   102,964    112,427
Minority interest expense...................................   (57,496)   (66,010)
Income tax expense..........................................   (20,904)   (24,627)
                                                              --------   --------
Earnings before cumulative effect of accounting change......    24,564     21,790
Cumulative effect of accounting change, net of tax..........     1,901
                                                              --------   --------
NET EARNINGS................................................  $ 26,465   $ 21,790
                                                              ========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
                           ASSETS

CURRENT ASSETS
Cash and cash equivalents...................................  $   84,089    $   71,816
Accounts and notes receivable, net of allowance of $61,969
  and $50,646, respectively.................................     489,772       519,365
Inventories, net............................................     385,130       396,523
Investments held for sale...................................         500           750
Deferred income taxes.......................................      15,909        17,448
Other current assets, net...................................      22,857        18,024
                                                              ----------    ----------
  Total current assets......................................     998,257     1,023,926
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     146,127       143,559
Buildings and leasehold improvements........................      76,802        71,979
Furniture and other equipment...............................      82,134        76,623
Land........................................................      10,296        10,281
Projects in progress........................................      28,670        32,747
                                                              ----------    ----------
                                                                 344,029       335,189
  Less accumulated depreciation and amortization............     (99,943)      (83,549)
                                                              ----------    ----------
                                                                 244,086       251,640
OTHER ASSETS
Intangible assets, net......................................   4,987,638     5,023,735
Cable distribution fees, net................................     151,371       159,473
Long-term investments.......................................      36,919        29,187
Notes and accounts receivable, net ($40,585 and $22,575,
  respectively, from related parties).......................      71,251        33,571
Inventories, net............................................     459,388       430,215
Advances to USAI and subsidiaries...........................     554,299       547,292
Deferred charges and other, net.............................      43,731        44,011
                                                              ----------    ----------
                                                              $7,546,940    $7,543,050
                                                              ----------    ----------

              LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   24,177    $   20,053
Accounts payable, trade.....................................     135,488       201,484
Obligations for program rights and film costs...............     295,469       283,812
Cable distribution fees payable.............................      33,068        33,598
Deferred revenue............................................      53,867        41,335
Other accrued liabilities...................................     326,739       351,331
                                                              ----------    ----------
Total current liabilities...................................     868,808       931,613
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........     537,668       504,063
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................     279,909       295,210
OTHER LONG-TERM LIABILITIES.................................      76,807        81,925
DEFERRED INCOME TAXES.......................................      22,080        25,821
MINORITY INTEREST...........................................   4,487,201     4,420,252
COMMITMENTS AND CONTINGENCIES...............................
STOCKHOLDER'S EQUITY
Common stock................................................   1,221,408     1,221,408
Additional paid-in capital..................................      70,312        70,312
Retained earnings...........................................      (6,595)       (2,320)
Accumulated other comprehensive loss........................     (10,658)       (5,234)
                                                              ----------    ----------
  Total stockholder's equity................................   1,274,467     1,284,166
                                                              ----------    ----------
                                                              $7,546,940    $7,543,050
                                                              ----------    ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                                           ACCUMULATED
                                                                 ADDITIONAL   RETAINED        OTHER
                                                      COMMON      PAID-IN     EARNINGS    COMPREHENSIVE
                                         TOTAL        STOCK       CAPITAL     (DEFICIT)      INCOME
                                       ----------   ----------   ----------   ---------   -------------
                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31, 2000.........  $1,284,166   $1,221,408     $70,312    $ (2,320)     $  (5,234)
Comprehensive Income:
  Net earnings for the three months
    ended March 31, 2001.............      26,465           --          --      26,465             --
  Foreign currency translation.......      (5,271)                                             (5,271)
  Increase in unrealized gains in
    available for sale securities....        (153)          --          --          --           (153)
                                       ----------
  Comprehensive income...............      21,041
  Mandatory tax distribution to LLC
    partners.........................     (30,740)          --          --     (30,740)            --
                                       ----------   ----------     -------    --------      ---------
BALANCE AT MARCH 31, 2001............  $1,274,467   $1,221,408     $70,312    $ (6,595)     $ (10,658)
                                       ==========   ==========     =======    ========      =========

    Accumulated other comprehensive income is comprised of unrealized gains on available for sale securities of $(5,800) and $(5,647) at March 31, 2001 and December 31, 2000, respectively and foreign currency translation adjustments of $(4,858) and $413 at March 31, 2001 and December 31, 2000, respectively.

    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $  26,465   $  21,790
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................     56,387      47,738
  Amortization of cable distribution fees...................      8,756       8,223
  Amortization of program rights and film costs.............    175,966     143,468
  Cumulative effect of accounting change....................     (1,901)
  Non-cash compensation.....................................      2,512         990
  Amortization of deferred financing costs..................        465         935
  Equity in losses of unconsolidated affiliates.............      4,773       2,788
  Minority interest expense.................................     57,496      66,010
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................     (3,805)       (767)
  Inventories...............................................     18,463      21,921
  Accounts payable..........................................    (65,919)     (9,225)
  Accrued liabilities and deferred revenue..................     11,486      33,999
  Payment for program rights and film costs.................   (215,251)   (166,028)
  Increase in cable distribution fees.......................       (732)    (18,591)
  Other, net................................................     (4,410)     18,644
                                                              ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     70,751     171,895
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................     (2,348)     (3,997)
  Capital expenditures......................................    (19,025)    (17,010)
  Increase in long-term investments and notes receivable....    (30,619)     (1,853)
  Advance to Styleclick.....................................          -      (5,000)
  Other, net................................................     (3,957)     (4,458)
                                                              ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES.......................    (55,949)    (32,318)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................     40,244      19,514
  Intercompany..............................................    (30,943)     (2,673)
  Payment of mandatory tax distribution to LLC partners.....    (30,737)   (118,169)
  Principal payments on long-term obligations...............     (2,433)    (16,162)
  Repurchase of LLC shares..................................       (646)    (34,419)
  Proceeds from issuance of LLC shares......................     29,495      14,485
  Other.....................................................     (5,829)     (7,550)
                                                              ---------   ---------
NET CASH USED IN FINANCING ACTIVITIES.......................       (849)   (144,974)
  Effect of exchange rate changes on cash and cash
    equivalents.............................................     (1,680)       (299)
                                                              ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     12,273      (5,696)
  Cash and cash equivalents at beginning of period..........     71,816     247,474
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  84,089   $ 241,778
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

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 2000.

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

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

    Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, program rights and film cost amortization, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, estimates of film revenue ultimates and various other operating allowances and accruals.

NEW ACCOUNTING PRONOUNCEMENTS

    The Company adopted SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2") during the three months ended March 31, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies.

    SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash after-tax benefit of $1.9 million. The benefit is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2001 presentation, including all amounts charged to customers for shipping and handling, which are now presented as revenue.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K") for a summary of all significant accounting policies.

NOTE 3--BUSINESS ACQUISITIONS

STYLECLICK TRANSACTION

    On July 27, 2000, USAi and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. class A common stock is traded on the Nasdaq market under the symbol "IBUY". In accordance with the terms of the agreement, USAi invested $40 million in cash and agreed to contribute $10 million in dedicated media, and received warrants to purchase additional

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED) shares of the new company. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under a bridge loan made by USAi.

    The aggregate purchase price, including transaction costs, was $211.9 million.

    In conjunction with the transaction, the Company recorded a pre-tax gain of $104.6 million based upon the 25% of ISN exchanged for 75% of Styleclick.com.

    The Styleclick transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $170.2 million was allocated to goodwill, and was initially being amortized over 3 years. Assets and liabilities as of the acquisition date consist of the following:

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

    The following unaudited pro forma condensed consolidated financial information for the three months ended March 31, 2000 is presented to show the results of the Company as if the Styleclick Transaction had occurred on January 1, 2000. The pro forma results reflect certain adjustments, including increased amortization related to goodwill, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 2000.

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                                  2000
                                                              ------------
Net revenues................................................    $808,601
Net income..................................................      15,788

NOTE 4--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED
  MARCH 31, 2000:

    On January 20, 2000, the Company completed its acquisition of Ingenious Designs, Inc. ("IDI"), by issuing approximately 190,000 shares of USAi common stock for all the outstanding stock of IDI, for a total value of approximately $5.0 million.

NOTE 5--INDUSTRY SEGMENTS

    The Company operates principally in five industry segments: Cable and studios, Electronic retailing, Electronic commerce solutions, Styleclick and Emerging networks. The Cable and studios segment consists of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming. The Electronic-retailing segment consists of Home Shopping Network, America's Store, HSN International and HSN Interactive, including HSN.com,

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--INDUSTRY SEGMENTS (CONTINUED)
which are engaged in the sale of merchandise through electronic retailing. The Electronic commerce solutions segment primarily represents the Company's customer and e-care businesses. The Styleclick segment represents
Styleclick, Inc., a facilitator of e-commerce websites and Internet enabled applications which includes the Company's online retailing networks. The Emerging networks segment consists primarily of the recently acquired cable television properties Trio and NewsWorld International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site.

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
REVENUE
Cable and studios...........................................  $437,651   $378,953
Electronic retailing........................................   455,075    420,217
Electronic commerce solutions...............................     4,749      1,000
Styleclick..................................................     4,019      6,617
Emerging networks...........................................     6,162        562
                                                              --------   --------
                                                              $907,656   $807,349
                                                              ========   ========

OPERATING PROFIT (LOSS)
Cable and studios...........................................  $134,603   $110,787
Electronic retailing........................................    14,073     30,012
Electronic commerce solutions...............................    (6,590)    (3,923)
Styleclick..................................................   (13,048)    (7,871)
Emerging networks...........................................    (4,356)    (2,266)
Corporate and other.........................................    (9,765)    (8,755)
                                                              --------   --------
                                                              $114,917   $117,984
                                                              ========   ========

NOTE 6--GUARANTEE OF NOTES

    On November 23, 1998, USAi and the USANi LLC completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Old Notes"). In May 1999, the Old Notes were exchanged in full for $500.0 million of new 6 3/4% Senior Notes due 2005 (the "Notes") that have terms that are substantially identical to the Old Notes. Interest is payable on the Notes on May 15 and November 15 of each year, commencing May 15, 1999. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of USAi, including Holdco, and all of the subsidiaries of the Company (other than subsidiaries that are, individually and in the aggregate, inconsequential to the Company on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than Holdco) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by USAi or the Company, as the case may be.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because USAi's and the Company's management has determined that the information contained in such documents would not be material to investors. The Company and its subsidiaries have no material restrictions on their ability to transfer amounts to fund USAi's operations.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           USANI LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
NET REVENUES
Cable and studios...........................................  $437,651   $378,953
Electronic retailing........................................   455,075    420,217
Electronic commerce solutions...............................     4,749      1,000
Styleclick..................................................     4,019      6,617
Emerging networks...........................................     6,162        562
                                                              --------   --------
  Total net revenues........................................   907,656    807,349
Operating costs and expenses:
  Cost of sales and services................................   309,934    280,544
  Program costs.............................................   201,465    165,864
  Selling and marketing.....................................    98,299     88,593
  General and administrative................................    80,954     71,689
  Other operating costs.....................................    34,432     25,724
  Amortization of cable distribution fees...................     8,756      8,223
  Amortization of non-cash compensation.....................     2,512        990
  Depreciation and amortization.............................    56,387     47,738
                                                              --------   --------
  Total operating costs and expenses........................   792,739    689,365
                                                              --------   --------
Operating profit............................................   114,917    117,984
Other income (expense):
Interest income.............................................    12,910     13,829
Interest expense............................................   (17,788)   (16,907)
Miscellaneous...............................................    (7,075)    (2,479)
                                                              --------   --------
                                                               (11,953)    (5,557)
                                                              --------   --------
Earnings before income taxes and minority interest..........   102,964    112,427
Minority interest benefit (expense).........................     2,240     (2,296)
Income tax expense..........................................    (5,587)    (5,012)
                                                              --------   --------
Earnings before cumulative effect of accounting change......    99,617    105,119
Cumulative effect of accounting change......................     6,470         --
                                                              --------   --------
NET EARNINGS................................................  $106,087   $105,119
                                                              ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
                                        ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $   84,089    $   71,816
Accounts and notes receivable, net of allowance of $61,969
  and $50,646, respectively.................................     489,772       519,365
Inventories, net............................................     385,130       396,523
Investments held for sale...................................         500           750
Other current assets, net...................................      22,857        18,024
                                                              ----------    ----------
  Total current assets......................................     982,348     1,006,478
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     146,127       143,559
Buildings and leasehold improvements........................      76,802        71,979
Furniture and other equipment...............................      82,134        76,623
Land........................................................      10,296        10,281
Projects in progress........................................      28,670        32,747
                                                              ----------    ----------
                                                                 344,029       335,189
  Less accumulated depreciation and amortization............     (99,943)      (83,549)
                                                              ----------    ----------
                                                                 244,086       251,640
OTHER ASSETS
Intangible assets, net......................................   5,063,379     5,099,476
Cable distribution fees, net................................     151,371       159,473
Long-term investments.......................................      36,919        29,187
Notes and accounts receivable, net ($40,585 and $22,575,
  respectively, from related parties).......................      71,251        33,571
Inventories, net............................................     459,388       430,215
Advances to USAI and subsidiaries...........................     963,595       918,817
Deferred charges and other, net.............................      43,731        44,011
                                                              ----------    ----------
                                                              $8,016,068    $7,972,868
                                                              ==========    ==========
                            LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   24,177    $   20,053
Accounts payable, trade.....................................     135,488       201,484
Obligations for program rights and film costs...............     295,469       283,812
Cable distribution fees payable.............................      33,068        33,598
Deferred revenue............................................      53,867        41,335
Other accrued liabilities...................................     318,425       342,995
                                                              ----------    ----------
Total current liabilities...................................     860,494       923,277
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........     537,670       504,063
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, NET OF
  CURRENT...................................................     279,909       295,210
OTHER LONG-TERM LIABILITIES.................................      76,807        81,925
MINORITY INTEREST...........................................      20,603        28,662
COMMITMENTS AND CONTINGENCIES...............................          --            --
MEMBERS' EQUITY
ClassA (256,521,556 and 252,679,887 shares, respectively)...   2,038,765     2,007,736
ClassB (282,161,532 shares).................................   2,978,635     2,978,635
ClassC (45,774,708 shares)..................................     466,252       466,252
Retained earnings...........................................     771,333       695,986
Accumulated other comprehensive loss........................     (14,400)       (8,878)
                                                              ----------    ----------
    Total members' equity...................................   6,240,585     6,139,731
                                                              ----------    ----------
                                                              $8,016,068    $7,972,868
                                                              ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                  (UNAUDITED)

                                                                                             ACCUMULATED
                                                                      CLASS C                   OTHER
                                             CLASS A      CLASS B       LLC      RETAINED   COMPREHENSIVE
                                 TOTAL      LLC SHARES   LLC SHARES    SHARES    EARNINGS      INCOME
                               ----------   ----------   ----------   --------   --------   -------------
                                                             (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  2000.......................  $6,139,731   $2,007,736   $2,978,635   $466,252   $695,986      $ (8,878)
COMPREHENSIVE INCOME:
Net earnings for the three
  months ended March 31,
  2001.......................     106,087           --           --         --    106,087            --
Foreign currency
  translation................      (5,271)                                                       (5,271)
Increase in unrealized gains
  in available for sale
  securities.................        (251)          --           --         --         --          (251)
                               ----------
Comprehensive income.........     100,565
Issuance of LLC shares.......      31,675       31,675           --         --         --            --
Repurchase of LLC shares.....        (646)        (646)          --         --         --            --
Mandatory tax distribution to
  LLC partners...............     (30,740)          --           --         --    (30,740)           --
                               ----------   ----------   ----------   --------   --------      --------
BALANCE AT MARCH 31, 2001....  $6,240,585   $2,038,765   $2,978,635   $466,252   $771,333      $(14,400)
                               ==========   ==========   ==========   ========   ========      ========

    Accumulated other comprehensive income is comprised of unrealized gains on available for sale securities of $(9,542) and $(9,291) at March 31, 2001 and December 31, 2000, respectively and foreign currency translation adjustments of $(4,858) and $413 at March 31, 2001 and December 31, 2000, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $  106,087   $  105,119
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................      56,387       47,738
  Amortization of cable distribution fees...................       8,756        8,223
  Amortization of program rights and film costs.............     175,966      143,468
  Cumulative effect of accounting change....................      (6,470)
  Non-cash compensation.....................................       2,512          990
  Amortization of deferred financing costs..................         465          935
  Equity in losses of unconsolidated affiliates.............       4,773        2,788
  Minority interest (benefit) expense.......................      (2,240)       2,296
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................      (3,805)        (767)
  Inventories...............................................      18,463       21,921
  Accounts payable..........................................     (65,919)      (9,225)
  Accrued liabilities and deferred revenue..................      (3,831)      14,384
  Payment for program rights and film costs.................    (215,251)    (166,028)
  Increase in cable distribution fees.......................        (732)     (18,591)
  Other, net................................................      (4,410)      18,644
                                                              ----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................      70,751      171,895
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................      (2,348)      (3,997)
Capital expenditures........................................     (19,025)     (17,010)
Increase in long-term investments and notes receivable......     (30,619)      (1,853)
Advance to Styleclick.......................................          --       (5,000)
Other, net..................................................      (3,957)      (4,458)
                                                              ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES.......................     (55,949)     (32,318)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................      40,244       19,514
Intercompany................................................     (30,943)      (2,673)
Payment of mandatory tax distribution to LLC partners.......     (30,737)    (118,169)
Principal payments on long-term obligations.................      (2,433)     (16,162)
Repurchase of LLC shares....................................        (646)     (34,419)
Proceeds from issuance of LLC shares........................      29,495       14,485
Other.......................................................      (5,829)      (7,550)
                                                              ----------   ----------
NET CASH USED IN FINANCING ACTIVITIES.......................        (849)    (144,974)
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (1,680)        (299)
                                                              ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      12,273       (5,696)
Cash and cash equivalents at beginning of period............      71,816      247,474
                                                              ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   84,089   $  241,778
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

    The five principal areas of business are: CABLE AND STUDIOS, consisting of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming. ELECTRONIC RETAILING, consisting primarily of HSN and America's Store, HSN International and HSN Interactive, including HSN.com. ELECTRONIC COMMERCE SOLUTIONS, which primarily represents the Company's electronic commerce solutions business. STYLECLICK, a facilitator of e-commerce websites and Internet enabled applications which includes the Company's online retailing networks. EMERGING NETWORKS, consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com. an emerging Internet content and commence site.

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 2000.

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

    Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, program rights and film cost amortization, sales return and other

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED) revenue allowances, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, estimates of film revenue ultimates and various other operating allowances and accruals.

NEW ACCOUNTING PRONOUNCEMENTS

    The Company adopted SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2") during the three months ended March 31, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies.

    SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash benefit of $6.5 million. The benefit is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2001 presentation, including all amounts charged to customers for shipping and handling, which are now presented as revenue.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K") for a summary of all significant accounting policies.

NOTE 3--BUSINESS ACQUISITIONS

STYLECLICK TRANSACTION

    On July 27, 2000, USAi and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. Class A common stock is traded on the Nasdaq market under the symbol "IBUY". In accordance with the terms of the agreement, USAi invested $40 million in cash and agreed to contribute $10 million in dedicated media, and received warrants to purchase additional shares of the new company. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under a bridge loan made by USAi.

    The aggregate purchase price, including transaction costs, was $211.9 million.

    In conjunction with the transaction, the Company recorded a pre-tax gain of $104.6 million based upon the 25% of ISN exchanged for 75% of Styleclick.com.

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED)
    The Styleclick transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $170.2 million was allocated to goodwill, and was initially being amortized over 3 years. Assets and liabilities as of the acquisition date consist of the following:

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

    The following unaudited pro forma condensed consolidated financial information for the three months ended March 31, 2000 is presented to show the results of the Company as if the Styleclick Transaction had occurred on January 1, 2000. The pro forma results reflect certain adjustments, including increased amortization related to goodwill, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 2000.

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                            ------------------
                                                                   2000
                                                                   ----
Net revenues..............................................       $808,601
Net income................................................         91,112

NOTE 4--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000:

    On January 20, 2000, the Company completed its acquisition of Ingenious Designs, Inc. ("IDI"), by issuing approximately 190,000 shares of USAi common stock for all the outstanding stock of IDI, for a total value of approximately $5.0 million.

NOTE 5--INDUSTRY SEGMENTS

    The Company operates principally in five industry segments: Cable and studios, Electronic retailing, Electronic commerce solutions, Styleclick, and Emerging networks. The Cable and studios segment consists of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists of Home Shopping Network, America's Store, HSN International and HSN Interactive, including HSN.com, which are engaged in the sale of merchandise through electronic retailing. The Electronic commerce solutions segment primarily represents the Company's customer and e-care businesses. The Styleclick segment represents Styleclick, Inc., a facilitator of e-commerce websites and Internet enabled applications which includes the Company's online retailing networks. The Emerging networks segment

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--INDUSTRY SEGMENTS (CONTINUED)
consists primarily of the recently acquired cable television properties Trio and NewsWorld International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
REVENUE
Cable and studios...........................................  $437,651   $378,953
Electronic retailing........................................   455,075    420,217
Electronic commerce solutions...............................     4,749      1,000
Styleclick..................................................     4,019      6,617
Emerging networks...........................................     6,162        562
                                                              --------   --------
                                                              $907,656   $807,349
                                                              ========   ========
OPERATING PROFIT (LOSS)
Cable and studios...........................................  $134,603   $110,787
Electronic retailing........................................    14,073     30,012
Electronic commerce solutions...............................    (6,590)    (3,923)
Styleclick..................................................   (13,048)    (7,871)
Emerging networks...........................................    (4,356)    (2,266)
Corporate and other.........................................    (9,765)    (8,755)
                                                              --------   --------
                                                              $114,917   $117,984
                                                              ========   ========

NOTE 6-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

    On November 23, 1998, USAi and the USANi LLC completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Old Notes"). In May 1999, the Old Notes were exchanged in full for $500.0 million of new 6 3/4% Senior Notes due 2005 (the "Notes") that have terms that are substantially identical to the Old Notes. Interest is payable on the Notes on May 15 and November 15 of each year, commencing May 15, 1999. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of USAi, including Holdco, and all of the subsidiaries of the Company (other than subsidiaries that are, individually and in the aggregate, inconsequential to the Company on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than Holdco) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by USAi or the Company, as the case may be.

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

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)
    During 2000, in conjunction with the Styleclick Transaction, Styleclick became a non-guarantor. The following information is presented as of and for the three months ended March 31, 2001:

                                                 WHOLLY
                                                 OWNED          NON-
                                    USANI      SUBSIDIARY    GUARANTOR                        LLC
                                     LLC       GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                  ----------   ----------   ------------   ------------   ------------
Current assets..................  $  108,423   $  842,750     $ 31,175     $        --     $  982,348
Property and equipment net......      23,318      206,048       14,720              --        244,086
Goodwill and other intangible
  assets, net...................          --    4,963,758       99,621              --      5,063,379
Investment in subsidiaries......   5,705,122       99,345           --      (5,804,467)            --
Other assets....................     976,305    1,770,818       12,030      (1,032,898)     1,726,255
                                  ----------   ----------     --------     -----------     ----------
Total assets....................  $6,813,168   $7,882,719     $157,546     $(6,837,365)    $8,016,068
                                  ==========   ==========     ========     ===========     ==========
Current liabilities.............  $   39,295   $  802,256     $ 18,943     $        --     $  860,494
Long-term debt, less current
  portion.......................     533,288        4,380           --               2        537,670
Other liabilities...............          --      356,688       52,598         (52,570)       356,716
Minority interest...............          --       10,751           --           9,852         20,603
Interdivisional equity..........                6,708,644       86,005      (6,794,649)            --
Stockholders' equity............   6,240,585                        --                      6,240,585
                                  ----------   ----------     --------     -----------     ----------
Total liabilities and
  shareholders' equity..........  $6,813,168   $7,882,719     $157,546     $(6,837,365)    $8,016,068
                                  ==========   ==========     ========     ===========     ==========
Revenue.........................  $       --   $  893,332     $ 14,324     $        --     $  907,656
Operating expenses..............      (9,765)    (745,101)     (37,873)                      (792,739)
Interest expense, net...........       3,228       (8,317)         211                         (4,878)
Gain on sale of securities......                                                                   --
Other income (expense), net.....     106,154       (5,103)      (1,972)       (106,154)        (7,075)
Provision for income taxes......          --       (3,387)      (2,200)                        (5,587)
Minority interest...............                   (1,511)          --           3,751          2,240
Net income (loss)...............      99,617      129,913      (27,510)       (102,403)        99,617
Net income (loss) from
  cumulative effect on
  accounting change.............       6,470        6,470           --          (6,470)         6,470
                                  ----------   ----------     --------     -----------     ----------
Net earnings (loss).............  $  106,087   $  136,383     $(27,510)    $  (108,873)    $  106,087
                                  ==========   ==========     ========     ===========     ==========

Cash flows from operations......  $    2,655   $   87,318     $(19,222)    $        --     $   70,751
Cash flows used in investing
  activities....................        (377)     (54,604)        (968)             --        (55,949)
Cash flows from financing
  activities....................      24,146      (40,154)      15,159              --           (849)
Effect of exchange rate.........        (139)      (1,541)          --              --         (1,680)
Cash at the beginning of the
  period........................      78,079      (22,574)      16,311              --         71,816
                                  ----------   ----------     --------     -----------     ----------
Cash at the end of the period...  $  104,364   $  (31,555)    $ 11,280     $        --     $   84,089
                                  ==========   ==========     ========     ===========     ==========