Form 10-Q
period 2001-06-30
USA NETWORKS INC
filed 2001-08-14
CIK 891103

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 2001

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

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

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

    As of July 20, 2001, the following shares of the Registrant's capital stock were outstanding:

Common Stock................................................  312,613,952
Class B Common Stock........................................   63,033,452
                                                              -----------
Total.......................................................  375,647,404
Common Stock issuable upon exchange of outstanding
  exchangeable subsidiary equity............................  361,152,846
                                                              -----------
Total outstanding Common Stock, assuming full exchange of
  Class B Common Stock and exchangeable subsidiary equity...  736,800,250
                                                              ===========

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 20, 2001 was $6,389,895,477. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

    Assuming the exchange, as of July 20, 2001, of all equity securities of subsidiaries of the Registrant exchangeable for Common Stock of the Registrant, the Registrant would have outstanding 736,800,250 shares of Common Stock with an aggregate market value of $19,856,766,738.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      USA NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30,                  JUNE 30,
                                                              ------------------------   -----------------------
                                                                 2001          2000         2001         2000
                                                              -----------   ----------   ----------   ----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES
    USA ENTERTAINMENT
  Cable and studios.........................................  $   444,203   $  390,688   $  881,854   $  769,641
  Emerging networks.........................................        6,179        3,709       12,341        4,271
  Filmed entertainment......................................       62,561       20,773      113,567       51,080
    USA ELECTRONIC RETAILING
  Electronic retailing......................................      455,726      398,048      910,801      818,265
    USA INFORMATION AND SERVICES
  Ticketing operations......................................      163,898      143,019      314,007      270,980
  Hotel reservations........................................      138,302       78,082      243,588      133,345
  Teleservices..............................................       75,624       70,212      156,316       70,212
  Citysearch, Match.com and related.........................       23,054       20,239       43,982       37,214
  Electronic commerce solutions.............................        5,994        3,794       10,743        8,460
  Styleclick................................................        2,438        5,792        6,457       12,409
  Intersegment elimination..................................       (6,531)          --       (6,531)          --
                                                              -----------   ----------   ----------   ----------
  Total net revenues........................................    1,371,448    1,134,356    2,687,125    2,175,877
Operating costs and expenses:
  Cost of sales.............................................      630,611      502,929    1,229,319      948,467
  Program costs.............................................      201,041      173,173      402,506      339,037
  Selling and marketing.....................................      144,882      130,124      292,028      253,482
  General and administrative................................      115,975      104,228      225,823      194,463
  Other operating costs.....................................       29,635       24,308       57,712       43,666
  Amortization of cable distribution fees...................       10,642        8,267       19,398       16,490
  Amortization of non-cash distribution and marketing
    expense.................................................        6,631        1,271       14,648        1,874
  Amortization of non-cash compensation expense.............        1,308        4,823        4,163        6,156
  Depreciation and amortization.............................      146,530      127,968      284,129      232,958
                                                              -----------   ----------   ----------   ----------
  Total operating costs and expenses........................    1,287,255    1,077,091    2,529,726    2,036,593
                                                              -----------   ----------   ----------   ----------
  Operating profit..........................................       84,193       57,265      157,399      139,284
Other income (expense):
  Interest income...........................................        6,027       14,410       12,302       23,996
  Interest expense..........................................      (18,942)     (22,158)     (36,633)     (39,773)
  Other, net................................................      (13,731)      (1,929)     (20,253)      (2,560)
                                                              -----------   ----------   ----------   ----------
                                                                  (26,646)      (9,677)     (44,584)     (18,337)
                                                              -----------   ----------   ----------   ----------
Earnings from continuing operations before income taxes,
  minority interest and cumulative effect of accounting
  change....................................................       57,547       47,588      112,815      120,947
Income tax expense..........................................      (22,828)     (23,998)     (49,290)     (59,071)
Minority interest...........................................      (44,997)     (36,910)     (91,186)     (82,295)
                                                              -----------   ----------   ----------   ----------
LOSS FROM CONTINUING OPERATIONS.............................  $   (10,278)  $  (13,320)  $  (27,661)  $  (20,419)
DISCONTINUED OPERATIONS:
Discontinued operations, net of tax.........................           --      (15,235)          --      (27,008)
Gain on disposal of Broadcasting stations, net of tax.......       49,829           --       49,829           --
                                                              -----------   ----------   ----------   ----------
Earnings (loss) before cumulative effect of accounting
  change, net of tax........................................       39,551      (28,555)      22,168      (47,427)
Cumulative effect of accounting change, net of tax..........           --           --       (9,187)          --
                                                              -----------   ----------   ----------   ----------
NET EARNINGS (LOSS).........................................  $    39,551   $  (28,555)  $   12,981   $  (47,427)
                                                              ===========   ==========   ==========   ==========
LOSS PER SHARE FROM CONTINUING OPERATIONS:
  Basic and diluted loss....................................  $      (.03)  $     (.04)  $     (.07)  $     (.06)
GAIN (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHARGE:
  Basic gain (loss) per common share........................  $       .11   $     (.08)  $      .06   $     (.14)
  Diluted gain (loss) per common share......................          .09         (.08)         .06         (.14)
NET EARNINGS (LOSS) PER SHARE:
  Basic gain (loss) per common share........................  $       .11   $     (.08)  $      .03   $     (.14)
  Diluted gain (loss) per common share......................  $       .09   $     (.08)  $      .03   $     (.14)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                JUNE 30,           DECEMBER 31,
                                                                  2001                 2000
                                                              -------------       --------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                           ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $   632,316          $   244,223
Restricted cash equivalents.................................         3,173                2,021
Marketable securities.......................................       101,334              126,352
Accounts and notes receivable, net of allowance of $95,712
  and $61,141, respectively.................................       727,494              646,196
Inventories, net............................................       388,312              404,468
Investments held for sale...................................           380                  750
Deferred tax assets.........................................       114,210               43,975
Other current assets, net...................................        69,617               52,631
Net current assets of discontinued operations...............            --                7,788
                                                               -----------          -----------
    Total current assets....................................     2,036,836            1,528,404

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................       358,882              322,140
Buildings and leasehold improvements........................       139,049              132,874
Furniture and other equipment...............................       113,298              100,734
Land........................................................        15,660               15,658
Projects in progress........................................        35,547               45,084
                                                               -----------          -----------
                                                                   662,436              616,490
    Less accumulated depreciation and amortization..........      (235,631)            (172,496)
                                                               -----------          -----------
                                                                   426,805              443,994

OTHER ASSETS
Intangible assets, net......................................     7,419,236            7,461,862
Cable distribution fees, net................................       156,890              159,473
Long-term investments.......................................        47,693               49,355
Notes and accounts receivable, net of current portion
  ($57,564 and $22,575 from related parties)................        80,925               38,301
Advance to Universal........................................        44,808               95,220
Inventories, net............................................       487,624              485,941
Deferred charges and other, net.............................       110,440               83,239
Net non-current assets of discontinued operations...........            --              128,081
                                                               -----------          -----------
                                                               $10,811,257          $10,473,870
                                                               ===========          ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                    JUNE 30,             DECEMBER 31,
                                                                      2001                   2000
                                                                  -------------         --------------
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................       $    35,657            $    25,457
Accounts payable, trade.....................................           231,604                283,066
Accounts payable, client accounts...........................           125,027                 97,687
Obligations for program rights and film costs...............           257,411                283,812
Cable distribution fees payable.............................            34,886                 33,598
Deferred revenue............................................           143,492                 93,125
Other accrued liabilities...................................           450,383                356,502
                                                                   -----------            -----------
  Total current liabilities.................................         1,278,460              1,173,247
LONG-TERM OBLIGATIONS (net of current maturities)...........           552,572                552,501
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................           277,365                295,210
OTHER LONG-TERM LIABILITIES.................................           131,215                 97,526
DEFERRED INCOME TAXES.......................................           113,005                 98,378
MINORITY INTEREST...........................................         4,915,889              4,817,137

STOCKHOLDERS' EQUITY
Preferred stock--$.01 par value; authorized 15,000,000
  shares; no shares issued and outstanding..................                --                     --
Common stock--$.01 par value; authorized 1,600,000,000
  shares; issued and outstanding, 309,277,867 and
  305,436,198 shares, respectively..........................             3,126                  3,055
Class B--convertible common stock--$.01 par value;
  authorized, 400,000,000 shares; issued and outstanding,
  63,033,452 shares.........................................               630                    630
Additional paid-in capital..................................         3,891,934              3,793,764
Accumulated deficit.........................................          (189,360)              (202,341)
Accumulated other comprehensive loss........................           (18,269)               (10,825)
Treasury stock..............................................          (140,312)              (139,414)
Note receivable from key executive for common stock
  issuance..................................................            (4,998)                (4,998)
                                                                   -----------            -----------
  Total stockholders' equity................................         3,542,751              3,439,871
                                                                   -----------            -----------
                                                                   $10,811,257            $10,473,870
                                                                   ===========            ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                                                       NOTE
                                                                                                                    RECEIVABLE
                                                                                                                     FROM KEY
                                                                                                                    EXECUTIVE
                                                        CLASS B                               ACCUM.                   FOR
                                                      CONVERTIBLE     ADDIT.                  OTHER                   COMMON
                                            COMMON      COMMON       PAID-IN      ACCUM.      COMP.     TREASURY      STOCK
                                TOTAL       STOCK        STOCK       CAPITAL      DEFICIT     INCOME      STOCK      ISSUANCE
                              ----------   --------   -----------   ----------   ---------   --------   ---------   ----------
                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  2000......................  $3,439,871    $3,055       $630       $3,793,764   $(202,341)  $(10,825)  $(139,414)   $(4,998)
Comprehensive income:
  Net earnings for the six
    months ended June 30,
    2001....................      12,981        --         --               --      12,981         --          --         --
  Decrease in unrealized
    gains in available for
    sale securities.........        (308)       --         --               --          --       (308)         --         --
  Foreign currency
    translation.............      (7,136)       --         --               --          --     (7,136)         --         --
                              ----------
  Comprehensive income......       5,537
                              ----------
Issuance of common stock
  upon exercise of stock
  options...................      60,026        70         --           59,956          --         --          --         --
Income tax benefit related
  to stock options
  exercised.................      35,575        --         --           35,575          --         --          --         --
Issuance of stock in
  connection with other
  transactions..............       2,640         1         --            2,639          --         --          --         --
Purchase of Treasury
  Stock.....................        (898)       --         --               --          --         --        (898)        --
                              ----------    ------       ----       ----------   ---------   --------   ---------    -------
BALANCE AT JUNE 30, 2001....  $3,542,751    $3,126       $630       $3,891,934   $(189,360)  $(18,269)  $(140,312)   $(4,998)
                              ==========    ======       ====       ==========   =========   ========   =========    =======

    Accumulated other comprehensive income is comprised of unrealized (losses) gains on available for sale securities of $(5,869) and $(5,561) at June 30, 2001 and December 31, 2000, respectively and foreign currency translation adjustments of $(12,400) and $(5,264) at June 30, 2001 and December 31, 2000, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings (loss) from continuing operations................  $ (27,661)  $ (20,419)
      Adjustments to reconcile net loss from continuing
        operations to net cash provided by operating
        activities:
    Depreciation and amortization...........................    284,129     232,958
    Amortization of cable distribution fees.................     19,398      16,490
    Amortization of program rights and film costs...........    397,612     325,534
    Amortization of deferred financing costs................        807       2,179
    Amortization of non-cash distribution and marketing.....     14,648       1,874
    Amortization of non-cash compensation expense...........      4,163       6,156
    Deferred income taxes...................................      9,453      (4,493)
    Equity in losses of unconsolidated affiliates...........      9,068       7,007
    Gain on sale of subsidiary stock........................         --      (3,718)
    Non-cash interest income................................     (3,021)     (4,907)
    Minority interest expense...............................     91,186      82,344
    CHANGES IN CURRENT ASSETS AND LIABILITIES:
      Accounts receivable...................................    (80,286)      9,314
      Inventories...........................................     17,349       6,498
      Accounts payable......................................    (22,669)    (32,891)
      Accrued liabilities and deferred revenue..............     65,094      46,036
      Payment for program rights and film costs.............   (461,949)   (374,644)
      Increase in cable distribution fees...................    (16,933)    (27,296)
      Other, net............................................    (12,057)     16,823
                                                              ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    288,331     284,845
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................   (161,129)   (151,445)
  Capital expenditures......................................    (58,510)    (62,235)
  Advance to Styleclick.....................................         --      (9,000)
  Recoupment of advance to Universal........................     53,640      35,792
  Increase in long-term investments and notes receivable....    (49,223)    (15,071)
  Redemption (purchase) of marketable securities............     24,927     (64,535)
  Proceeds from sale of broadcasting stations...............    294,069          --
  Other, net................................................     (4,244)    (14,127)
                                                              ---------   ---------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.......     99,530    (280,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................     16,368      35,951
  Principal payments on long-term obligations...............     (8,572)    (69,158)
  Purchase of treasury stock................................       (898)   (110,532)
  Payment of mandatory tax distribution to LLC partners.....    (17,369)    (68,065)
  Proceeds from sale of subsidiary stock....................      5,395      90,969
  Proceeds from issuance of common stock and LLC shares.....     60,026     199,402
  Other, net................................................    (11,783)     (6,330)
                                                              ---------   ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES.................     43,167      72,237
NET CASH USED IN DISCONTINUED OPERATIONS....................    (40,220)    (38,180)
  Effect of exchange rate changes on cash and cash
    equivalents.............................................     (2,715)     (1,029)
                                                              ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    388,093      37,252
Cash and cash equivalents at beginning of period............    244,223     423,176
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 632,316   $ 460,428
                                                              =========   =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--ORGANIZATION

    USA Networks, Inc. (the "Company" or "USA") is a holding company, the subsidiaries of which are focused on the new convergence of entertainment, information and direct selling.

    On January 31, 2001, Ticketmaster Online-Citysearch, Inc. ("TMCS") and Ticketmaster Corporation, both of which are subsidiaries of USA, completed a transaction which combined the two companies. The combined company has been renamed "Ticketmaster". Under the terms of the transaction, USA contributed Ticketmaster Corporation to Ticketmaster Online-Citysearch and received
52 million Ticketmaster Online-Citysearch Class B Shares. The Ticketmaster Class B common stock is quoted on the Nasdaq Stock Market. As of January 31, 2001, USA beneficially owned 68% of the outstanding Ticketmaster common stock, representing 85% of the total voting power of Ticketmaster's outstanding common stock.

    On July 27, 2000, USA and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers ("Styleclick.com"), completed the merger of Internet Shopping Network ("ISN") and Styleclick.com (the "Styleclick Transaction"). See
Note 3.

    On April 5, 2000, the Company acquired Precision Response Corporation ("PRC") (the "PRC Transaction"). See Note 3.

    On July 16, 2001, USA announced an agreement to acquire a controlling interest in Expedia, Inc. (NASDAQ: EXPE), a leading provider of branded online travel services for leisure and small business travelers. Under the terms of the definitive agreement, USA will acquire up to 37,500,000 shares of Expedia common stock, with Expedia shareholders having the option to elect to exchange in a tax-free merger transaction each share of Expedia common stock for:

    (a) a fraction of a share of USA Class A common stock ranging in value from $15.54 to $17.50 (subject to a collar between $23 and $31 per USA share), depending on the number of Expedia shares converted into USA securities in the transaction;

    (b) a fraction of a share of a new series of USA convertible redeemable preferred stock ranging from 0.3892 to 0.3500, depending on the number of Expedia shares converted into USA securities in the transaction; and

    (c) a fraction of a warrant to acquire one share of USA common stock ranging from 0.3873 to 0.4524, depending on the USA common stock price in a pricing period ending two business days before the Expedia shareholder meeting. If the average USA common stock price in the pricing period is $27, for example, each exchanging shareholder will receive 0.4176 of such warrants for each Expedia share exchanged.

    Each share of USA convertible redeemable preferred stock has a face value of $50.00, a 1.99% annual dividend and an initial conversion price of $33.75 for each share of USA common stock, which conversion price reduces as the market price of USA common stock exceeds $35.10 per share. Each USA warrant has a 7-year term and entitles its holder to acquire a share of USA common stock at an exercise price of $35.10 per share. After the transaction, Expedia will also hold certain travel and media-related assets contributed by USA.

    Microsoft Corporation, which currently beneficially owns 33,722,710 shares of Expedia common stock, has agreed to exchange all of its Expedia shares for USA securities in the transaction. Expedia shareholders who do not receive USA securities in the transaction will retain their Expedia shares and

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION (CONTINUED)
receive for each Expedia share held 0.1920 of a new Expedia warrant with a 7-year term and an exercise price of $52.00 per share. Following the transaction, USA will own approximately 67% to 75% of the equity and in excess of 90% of the voting power of Expedia, based on the number of shares of Expedia common stock outstanding on July 13, 2001 and after giving effect to the transaction. Expedia will remain a publicly traded company following the transactions.

    The acquisition of Expedia is subject to regulatory approval and customary closing conditions.

    USA's segments are organized into three units, USA Entertainment, USA Electronic Retailing and USA Information and Services. The units and segments are as follows:

USA ENTERTAINMENT

    - CABLE AND STUDIOS, consisting of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming.

    - EMERGING NETWORKS, consists primarily of the cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site.

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

    - STYLECLICK, a facilitator of e-commerce websites and Internet enabled applications.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION (CONTINUED)
BASIS OF PRESENTATION

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

ACCOUNTING ESTIMATES

    Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

    Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, program rights and film cost amortization, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, estimates of film revenue ultimates and various other operating allowances and accruals.

NEW ACCOUNTING PRONOUNCEMENTS

    FILM ACCOUNTING

    The Company adopted SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2") during the six months ended June 30, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies.

    SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash expense of $9.2 million. The benefit is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION (CONTINUED)
GOODWILL AND OTHER INTANGIBLE ASSETS

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, and is presently in the process of evaluating the potential impacts of the new rules.

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

NOTE 3--BUSINESS ACQUISITIONS

    The following unaudited pro forma condensed consolidated financial information for the six months ended June 30, 2001 and 2000, is presented to show the results of the Company, as if the PRC Transaction and the Styleclick Transaction and the merger of Ticketmaster and Ticketmaster Online-Citysearch, which did not impact revenues or operating profit, but rather minority interest and income taxes, had occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to goodwill, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates. Note that the amounts exclude USAB, the sale of which was announced in December 2000 and is now presented as a discontinued operation.

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                                   (IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
Net revenues................................................  $2,687,125    $2,247,272
Loss from continuing operations.............................     (29,804)      (67,161)
Basic and diluted loss from continuing operations per common
  share.....................................................       $(.08)        $(.19)

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE SIX MONTHS ENDED
  JUNE 30, 2001:

    For the six months ended June 30, 2001, interest accrued on the $200.0 million advance to Universal amounted to $2.7 million.

    For the six months ended June 30, 2001, the Company incurred non-cash distribution and marketing expense of $14.6 million and non-cash compensation expense of $4.2 million.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE SIX MONTHS ENDED
  JUNE 30, 2000:

    On January 20, 2000, the Company completed its acquisition of Ingenious Designs, Inc. ("IDI"), by issuing approximately 190,000 shares of USA common stock for all the outstanding stock of IDI, for a total value of approximately $5.0 million.

    On January 31, 2000, TMCS completed its acquisition of 2b Technology, Inc. ("2b"), by issuing approximately 458,005 shares of TMCS Class B Common Stock for all the outstanding stock of 2b, for a total value of approximately
$17.1 million.

    On April 5, 2000, USA completed its acquisition of PRC by issuing approximately 24.3 million shares of USA common stock for all of the outstanding stock of PRC, for a total value of approximately $711.7 million.

    On May 26, 2000, TMCS completed its acquisition of Ticketweb, Inc. ("Ticketweb"), by issuing approximately 1.8 million shares of TMCS Class B Common Stock for all of the outstanding stock of Ticketweb, for a total value of approximately $35.3 million.

    For the six months ended June 30, 2000, interest accrued on the $200.0 million advance to Universal amounted to $5.0 million.

    For the six months ended June 30, 2000, the Company incurred non-cash distribution and marketing expense of $1.9 million and non-cash compensation expense of $6.2 million.

NOTE 5--INDUSTRY SEGMENTS

    The Company operates principally in the following industry segments: Cable and studios, Emerging networks, Filmed entertainment, Electronic retailing, Ticketing operations, Hotel reservations, Teleservices, Citysearch, Match.com and related, Electronic commerce solutions and Styleclick. The Cable and studios segment consists of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming. The Emerging networks segment consists primarily of the cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site. The Filmed entertainment segment consists primarily of USA Films, which engages in the film distribution and production businesses. The Electronic retailing segment consists principally of the Home Shopping Network, America's Store, HSN International and HSN Interactive, including HSN.com, which are engaged in the sale of merchandise through electronic retailing. The Ticketing operations segment primarily consists of Ticketmaster and Ticketmaster.com, which provide offline and online automated ticketing services. The Hotel reservations segment consists of Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market. The Teleservices segment was formed

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--INDUSTRY SEGMENTS (CONTINUED)
on April 5, 2000 in conjunction with the acquisition of PRC, which handles outsourced customer care for both large corporations and high-growth internet-focused companies. The Citysearch, Match.com and related segment primarily consists of Citysearch, which operates an online network that provides locally oriented services and information to users, and Match.com, which consists of an online personals business. The Electronic commerce solutions segment primarily represents the Company's electronic

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--INDUSTRY SEGMENTS (CONTINUED)
solutions business. The Styleclick segment represents Styleclick, a facilitator of e-commerce websites and Internet enabled applications.

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                -----------------------   -----------------------
                                                   2001         2000         2001         2000
                                                ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
REVENUE
USA ENTERTAINMENT
Cable and studios.............................  $  444,203   $  390,688   $  881,854   $  769,641
Emerging networks.............................       6,179        3,709       12,341        4,271
Filmed entertainment..........................      62,561       20,773      113,567       51,080
USA ELECTRONIC RETAILING
Electronic retailing..........................     455,726      398,048      910,801      818,265
USA INFORMATION AND SERVICES
Ticketing operations..........................     163,898      143,019      314,007      270,980
Hotel reservations............................     138,302       78,082      243,588      133,345
Teleservices..................................      75,624       70,212      156,316       70,212
Citysearch, Match.com and related.............      23,054       20,239       43,982       37,214
Electronic commerce solutions.................       5,994        3,794       10,743        8,460
Styleclick....................................       2,438        5,792        6,457       12,409
Intersegment Elimination......................      (6,531)          --       (6,531)          --
                                                ----------   ----------   ----------   ----------
                                                $1,371,448   $1,134,356   $2,687,125   $2,175,877
                                                ==========   ==========   ==========   ==========
OPERATING PROFIT (LOSS)
USA ENTERTAINMENT
Cable and studios.............................  $  138,519   $  111,190   $  273,122   $  221,977
Filmed entertainment..........................      (1,855)      (4,638)      (5,368)      (4,550)
Developing networks...........................      (4,782)      (2,528)      (9,138)      (4,794)
USA ELECTRONIC RETAILING
Electronic retailing..........................      18,713       28,431       39,141       64,809
USA INFORMATION AND SERVICES
Ticketing operations..........................      15,375       16,139       25,960       33,364
Hotel reservations............................       4,084          885        4,679        1,751
Teleservices..................................      (5,822)      (2,989)     (11,459)      (2,989)
Citysearch, Match.com and related.............     (42,054)     (51,131)     (89,342)    (105,723)
Electronic commerce solutions.................      (8,737)      (6,294)     (15,327)     (12,510)
Styleclick....................................     (17,923)     (11,355)     (30,971)     (19,226)
Other.........................................     (11,325)     (20,445)     (23,898)     (32,825)
                                                ----------   ----------   ----------   ----------
                                                $   84,193   $   57,265   $  157,399   $  139,284
                                                ==========   ==========   ==========   ==========

    The Company operates principally within the United States.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--GAIN ON SALE OF BROADCAST STATIONS

    In December 2000, the Company announced that Univision Communications Inc. ("Univision") will acquire, for $1.1 billion in cash, all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations. In June 2001, the Company completed the sale of capital stock of USAB entities that own three full-power television stations, which principally aired general entertainment programming, and minority interests in four full-power stations, certain of which aired Home Shopping programming. The gain on the sale of the stations sold to date was $49.8 million. The remaining stations are expected to be sold by year-end.

NOTE 7--SAVOY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

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

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Net sales...................................................   $3,211     $3,851
Operating expenses..........................................    2,789      1,389
Operating income............................................      422      2,462
Net income..................................................    2,255      3,045

SUMMARY CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Current assets..............................................  $    741     $     --
Non-current assets..........................................   163,679      158,561
Current liabilities.........................................    14,779       17,021
Non-current liabilities.....................................    38,812       38,902

NOTE 8-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

    On November 23, 1998, the Company and USANi LLC as co-issuers completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Old Notes"). In May 1999, the Old Notes were exchanged in full for $500.0 million of new 6 3/4% Senior Notes due 2005 (the "Notes") that have terms that are substantially identical to the Old Notes. Interest is payable on the Notes on May 15 and November 15 of each year, commencing May 15, 1999. The Notes are jointly, severally, fully and

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 8-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)
unconditionally guaranteed by certain subsidiaries of the Company, including Home Shopping Network, Inc. ("Holdco"), a non-wholly owned, direct subsidiary of the Company, and all of the subsidiaries of USANi LLC (other than subsidiaries that are, individually and in the aggregate, inconsequential to USANi LLC on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than Holdco) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by the Company or USANi LLC, as the case may be.

    The following tables present condensed consolidating financial information for the three and six months ended June 30, 2001 and 2000 for: (1) the Company on a stand-alone basis, (2) Holdco on a stand-alone basis, (3) USANi LLC on a stand-alone basis, (4) the combined Wholly Owned Subsidiary Guarantors (including Wholly Owned Subsidiary Guarantors that are wholly owned subsidiaries of USANi LLC), (5) the combined non-guarantor subsidiaries of the Company (including the non-guarantor subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries")), and (6) the Company on a consolidated basis.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

                                                                         WHOLLY
                                                                          OWNED
                                                            USANI      SUBSIDIARY    NON-GUARANTOR                       USA
                                   USA         HOLDCO        LLC       GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                ----------   ----------   ----------   -----------   --------------   ------------   ------------
                                                                         (IN THOUSANDS)
Balance Sheet as of June 30,
  2001:
Current Assets................  $   75,214   $       --   $  367,744   $  878,622      $  715,256     $        --    $ 2,036,836
Property and equipment, net...          --           --       23,555      196,651         206,599              --        426,805
Goodwill and other intangible
  assets, net.................      72,646           --          544    4,836,942       2,506,426              --      7,416,558
Investment in subsidiaries....   3,606,931    1,297,918    6,953,884      101,355              --     (11,960,088)            --
Other assets..................      44,808           --           --      694,036         246,490         (56,954)       928,380
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Total assets..................  $3,799,599   $1,297,918   $7,345,727   $6,707,606      $3,674,771     $(12,017,042)  $10,808,579
                                ==========   ==========   ==========   ==========      ==========     ============   ===========
Current liabilities...........  $  118,166   $       --   $    6,731   $  595,263      $  572,242     $   (13,942)   $ 1,278,460
Long-term debt, less current
  portion.....................          --           --      498,364      (37,067)         91,275              --        552,572
Other liabilities.............     106,790           --      620,615      299,454         452,060        (960,012)       518,907
Minority interest.............          --           --     (141,202)     172,878         405,009       4,479,204      4,915,889
Interdivisional equity........      31,892           --           --    5,538,678       2,631,778      (8,202,348)            --
Stockholders' equity..........   3,542,751    1,297,918    6,361,219      138,400        (477,593)     (7,319,944)     3,542,751
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Total liabilities and
  stockholders equity.........  $3,799,599   $1,297,918   $7,345,727   $6,707,606      $3,674,771     $(12,017,042)  $10,808,579
                                ==========   ==========   ==========   ==========      ==========     ============   ===========
Statement of operations for
  the three months ended June
  30, 2001
Revenue.......................  $       --   $       --   $       --   $  831,043      $  547,529     $    (7,124)   $ 1,371,448
Operating expenses............      (2,551)          --       (8,249)    (676,359)       (607,220)          7,124     (1,287,255)
Interest expense, net.........      (6,012)          --          (18)      (8,210)          1,325              --        (12,915)
Other income, expense.........      (1,715)      24,361       99,072       (8,904)         (4,827)       (121,718)       (13,731)
Income tax expense............          --           --           --      (16,215)         (6,613)             --        (22,828)

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 8-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                                                                         WHOLLY
                                                                          OWNED
                                                            USANI      SUBSIDIARY    NON-GUARANTOR                       USA
                                   USA         HOLDCO        LLC       GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                ----------   ----------   ----------   -----------   --------------   ------------   ------------
                                                                         (IN THOUSANDS)
Minority interest.............          --           --           --      (56,501)         11,504              --        (44,997)
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Net income (loss) from
  continuing operations.......  $  (10,278)  $   24,361   $   90,805   $   64,854      $  (58,302)    $  (121,718)   $   (10,278)
Gain on disposal of
  Broadcasting Stations.......      49,829           --           --           --              --              --         49,829
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Net earnings (loss)...........  $   39,551   $   24,361   $   90,805   $   64,854      $  (58,302)    $  (121,718)   $    39,551
                                ==========   ==========   ==========   ==========      ==========     ============   ===========
Statement of operations for
  the six months ended June
  30, 2001
Revenue.......................  $       --   $       --   $       --    1,663,697      $1,030,693     $    (7,265)   $ 2,687,125
Operating expenses............      (5,070)          --      (18,014)  (1,363,275)     (1,150,632)          7,265     (2,529,726)
Interest expense, net.........     (12,942)          --        3,210      (16,374)          1,775              --        (24,331)
Other income, expense.........      (9,649)      50,826      211,696       (7,405)        (12,848)       (252,873)       (20,253)
Provision for income taxes....          --           --           --      (35,992)        (13,298)             --        (49,290)
Minority interest.............          --           --           --     (121,740)         30,554              --        (91,186)
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Net earnings (loss) from
  continuing operations.......  $  (27,661)  $   50,826   $  196,892   $  118,911      $ (113,756)    $  (252,873)   $   (27,661)
Gain on disposal of
  Broadcasting Stations.......      49,829           --           --           --              --              --         49,829
Cumulative effect of
  accounting change...........      (9,187)          --           --        2,438         (11,625)          9,187         (9,187)
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Net earnings (loss)...........  $   12,981   $   50,826   $  196,892   $  121,349      $ (125,381)    $  (243,686)   $    12,981
                                ==========   ==========   ==========   ==========      ==========     ============   ===========
Cash flow for the six months
  ended June 30, 2001
Cash flow from (used in)
  operations..................  $   (9,808)  $       --   $  (15,958)  $  221,293      $   92,804     $        --    $   288,331
Cash flow provided (used in)
  investing activities........      51,132           --       (1,343)     (62,244)        111,985              --         99,530
Cash flow from financing
  activities..................     (41,324)          --      336,197     (126,083)       (125,623)             --         43,167
Net Cash used by Discontinued
  Operations..................          --           --           --      (40,220)             --              --        (40,220)
Effect of exchange rate.......          --           --         (139)         174          (2,750)             --         (2,715)
Cash at beginning of period...          --           --       78,079      (28,949)        195,093              --        244,223
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Cash at end of period.........  $       --   $       --   $  396,836   $  (36,029)     $  271,509     $        --    $   632,316
                                ==========   ==========   ==========   ==========      ==========     ============   ===========
Statement of operations for
  the three months ended June
  30, 2000
Revenue.......................  $       --   $       --   $       --   $  742,753      $  391,603     $        --    $ 1,134,356
Operating expenses............      (5,418)          --      (15,028)    (623,956)       (432,689)             --     (1,077,091)
Interest expense, net.........      (6,281)          --        5,664       (6,971)           (160)             --         (7,748)
Other income, expense.........      (1,621)      22,585       98,147      (23,000)         (1,610)        (96,430)        (1,929)
Income tax expense............          --           --                   (13,113)        (10,885)             --        (23,998)
Minority interest.............          --           --           --       (2,395)         19,968         (54,483)       (36,910)
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Earnings (loss) from
  continuing operations.......     (13,320)      22,585       88,783       73,318         (33,773)       (150,913)       (13,320)
Earnings (loss) from
  discontinued operations.....     (15,235)          --           --      (15,235)             --          15,235        (15,235)
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Net earnings (loss)...........  $  (28,555)  $   22,585   $   88,783   $   58,083      $  (33,773)    $  (135,678)   $   (28,555)
                                ==========   ==========   ==========   ==========      ==========     ============   ===========

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 8-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                                                                         WHOLLY
                                                                          OWNED
                                                            USANI      SUBSIDIARY    NON-GUARANTOR                       USA
                                   USA         HOLDCO        LLC       GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                ----------   ----------   ----------   -----------   --------------   ------------   ------------
                                                                         (IN THOUSANDS)
Statement of operations for
  the six months ended June
  30, 2000
Revenue.......................  $       --   $       --   $       --   $1,487,287      $  688,474     $       116    $ 2,175,877
Operating expenses............      (8,811)          --      (23,863)  (1,240,739)       (762,983)           (197)    (2,036,593)
Interest expense, net.........     (10,781)          --        9,789      (14,188)           (597)             --        (15,777)
Other income, expense.........      (2,169)      44,375      235,327      (26,007)         (3,456)       (250,630)        (2,560)
Provision for income taxes....       1,342           --      (27,351)     (18,161)        (14,901)             --        (59,071)
Minority interest.............          --           --           --       (4,691)         43,689        (121,293)       (82,295)
                                        --           --           --           --              --              --             --
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Earnings (loss) from
  continuing operations.......     (20,419)      44,375      193,902      183,501         (49,774)       (372,004)       (20,419)
Earnings (loss) from
  discontinued operations.....     (27,008)          --           --      (27,008)             --          27,008        (27,008)
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Net earnings (loss)...........  $  (47,427)  $   44,375   $  193,902   $  156,493      $  (49,774)    $  (344,996)   $   (47,427)
                                ==========   ==========   ==========   ==========      ==========     ============   ===========
Cash flow for the six months
  ended June 30, 2000
Cash flow from (used in)
  operations..................  $  (12,806)  $       --   $   (9,919)  $  251,263      $   56,307     $        --    $   284,845
Cash flow provided (used in)
  investing activities........      23,153           --      (12,604)    (144,041)       (147,129)             --       (280,621)
Cash flow from financing
  activities..................     (10,347)          --      (25,632)     (65,077)        173,293              --         72,237
Net Cash used by discontinued
  operations..................          --           --           --      (38,180)             --              --        (38,180)
Effect of exchange rate.......          --           --           --           --          (1,029)             --         (1,029)
Cash at beginning of period...          --           --      276,678      (25,067)        171,565              --        423,176
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Cash at end of period.........  $       --   $       --   $  228,523   $  (21,102)     $  253,007     $        --    $   460,428
                                ==========   ==========   ==========   ==========      ==========     ============   ===========

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

    USA is a holding company, with subsidiaries focused on the new convergence of entertainment, information and direct selling. USA adopted its present corporate structure in 1998 when it acquired USA Networks (consisting of USA Networks and Sci Fi Channel Cable television networks) and the domestic television production and distribution business of Universal Studios, Inc. (the "Universal Transaction"). USA maintains control and management of Home Shopping Network, Inc. ("Holdco") and USANi LLC, and manages the businesses held by USANi LLC in substantially the same manner as they would be if USA held them directly through wholly owned subsidiaries.

    On January 31, 2001, Ticketmaster Online-Citysearch, Inc. and Ticketmaster Corporation, both of which are subsidiaries of USA, completed a transaction which combined the two companies. The combined company has been renamed "Ticketmaster." Under the terms of the transaction, USA contributed Ticketmaster Corporation to Ticketmaster Online-Citysearch and received 52 million Ticketmaster Online-Citysearch Class B Shares. The Ticketmaster Class B common stock is quoted on the Nasdaq Stock Market. As of January 31, 2001, USA beneficially owned 68% of the outstanding Ticketmaster common stock, representing 85% of the total voting power of Ticketmaster's outstanding common stock.

    On July 27, 2000, USA and Styleclick.com Inc. ("Old Styleclick"), an enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network ("ISN") and Styleclick.com, forming a new company named Styleclick, Inc. ("Styleclick") (the "Styleclick Transaction"). Styleclick class A common stock is quoted on the Nasdaq Stock Market under the symbol "IBUY."

    In April 2000, the Company acquired Precision Response Corporation ("PRC"), a leader in outsourced customer care for both large corporations and high-growth internet-focused companies (the "PRC Transaction").

    On July 16, 2001, USA announced an agreement to acquire a controlling interest in Expedia, Inc. (NASDAQ: EXPE), a leading provider of branded online travel services for leisure and small business travelers. Under the terms of the definitive agreement, USA will acquire up to 37,500,000 shares of Expedia common stock, with Expedia shareholders having the option to elect to exchange in a tax-free merger transaction each share of Expedia common stock for:

    (a) a fraction of a share of USA Class A common stock ranging in value from $15.54 to $17.50 (subject to a collar between $23 and $31 per USA share), depending on the number of Expedia shares converted into USA securities in the transaction;

    (b) a fraction of a share of a new series of USA convertible redeemable preferred stock ranging from 0.3892 to 0.3500, depending on the number of Expedia shares converted into USA securities in the transaction; and

    (c) a fraction of a warrant to acquire one share of USA common stock ranging from 0.3873 to 0.4524, depending on the USA common stock price in a pricing period ending two business days before the Expedia shareholder meeting. If the average USA common stock price in the pricing period is $27, for example, each exchanging shareholder will receive 0.4176 of such warrants for each Expedia share exchanged.

    Each share of USA convertible redeemable preferred stock has a face value of $50.00, a 1.99% annual dividend and an initial conversion price of $33.75 for each share of USA common stock, which conversion price reduces as the market price of USA common stock exceeds $35.10 per share. Each USA warrant has a 7-year term and entitles its holder to acquire a share of USA common stock at an exercise price of $35.10 per share. After the transaction, Expedia will also hold certain travel and media-related assets contributed by USA.

    Microsoft Corporation, which currently beneficially owns 33,722,710 shares of Expedia common stock, has agreed to exchange all of its Expedia shares for USA securities in the transaction. Expedia shareholders who do not receive USA securities in the transaction will retain their Expedia shares and receive for each Expedia share held 0.1920 of a new Expedia warrant with a 7-year term and an exercise price of $52.00 per share. Following the transaction, USA will own approximately 67% to 75% of the equity and in excess of 90% of the voting power of Expedia, based on the number of shares of Expedia common stock outstanding on July 13, 2001 and after giving effect to the transaction. Expedia will remain a publicly traded company following the transactions.

    The acquisition of Expedia is subject to regulatory approval and customary closing conditions.

    USA's segments are organized into three units, USA Entertainment, USA Electronic Retailing and USA Information and Services. The units and segments are as follows:

USA ENTERTAINMENT

    - CABLE AND STUDIOS, consisting of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming.

    - EMERGING NETWORKS, consists primarily of the cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site.

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

    - STYLECLICK, a facilitator of e-commerce websites and Internet enabled applications.

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

                  TRANSACTIONS AFFECTING THE COMPARABILITY OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    During the past years, we have augmented our media and electronic commerce businesses by acquiring and developing several new businesses. As a result, the PRC Transaction and the Styleclick Transaction should be considered when comparing our results of operations and financial position. These acquisitions caused an increase in net revenues, operating costs and expenses and a decrease in operating profit. To enhance comparability, the discussion of consolidated results of operations is supplemented, where appropriate, with separate pro forma financial information that gives effect to the above transactions as if they had occurred at the beginning of the respective periods presented.

    The pro forma information is not necessarily indicative of the revenues and cost of revenues which would have actually been reported had the Styleclick Transaction and the PRC Transaction occurred at the beginning of the respective periods, nor is it necessarily indicative of future results.

    Reference should be made to the Consolidated Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

                             CONTINUING OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 VS. QUARTER AND SIX MONTHS ENDED
  JUNE 30, 2000

    The PRC Transaction and the Styleclick Transaction resulted in increases in net revenues, operating costs and expenses and minority interest. However, no significant discussion of these fluctuations is presented.

NET REVENUES

    For the three months ended June 30, 2001, revenues increased by $237.1 million, or 20.9%, to $1.37 billion from $1.13 billion in 2000 primarily due to increases of $60.2 million, $57.7 million, $53.5 million, $41.8 million and $20.9 million from the Hotel reservations, Electronic retailing, Cable and studios, Filmed entertainment and Ticketing operations, respectively. For the six months ended June 30, 2001, revenues increased by $511.2 million, or 23.5%, to $2.69 billion from $2.18 billion in 2000 primarily due to increases of $112.2 million, $110.2 million, $92.5 million, $86.1 million, $62.5 million and $43.0 million from the Cable and studios, Hotel reservations, Electronic retailing, Teleservices, which was acquired in April 2000, Filmed entertainment and Ticketing operations, respectively. The Hotel Reservations increases resulted from increased room sales through HRN's Internet sites, from significant expansion of affiliate marketing programs to over 20,800 in 2001 from 10,500 in 2000, an increase in the number of hotels in existing cities as well as expansion into 86 new cities and the acquisition of TravelNow in February 2001. The number of room nights sold increased to 1,030,000 in the second quarter of 2001 compared to 587,000 in 2000. The Electronic retailing increases primarily resulted from Home Shopping Network's domestic business, which generated increased sales in the three and six months ended June 30, 2001 of $37.9 million and $64.7 million, respectively, including increased sales of $22.5 million and $36.7 million, respectively, from HSN.com. For the three months ended June 30, 2001, total units shipped domestically increased to
9.1 million units compared to 8.1 million units in 2000, while the return rate increased slightly to 20.0% from 19.6% in 2000. Electronic retailing operations in Germany generated increased sales in the three and six months ended June 30, 2001 of $15.9 million and $23.2 million, respectively, although sales were hindered by the conversion to a new order management system, which delayed certain shipments, and the negative impact of the Euro exchange rate. The Cable and studios increases resulted from an increase in advertising revenues at USA Network, including the satisfaction of makegood liabilities at a higher level in 2001, offset partially by slightly lower advertising revenues at Sci Fi Channel. The cable networks provided $3.9 million of advertising to Citysearch in the three months ended June 30, 2001. In addition, the networks recognized
$5.3 million of barter revenue pursuant to agreements with third parties. Affiliate revenues increased due to a higher number of subscribers as compared to the prior year. Net revenues at Studios USA increased significantly due to increased license fees earned in secondary markets, increased drama productions for the broadcast networks and increased productions for USA Network and Sci Fi Channel. Note that Studios USA defers revenue recognition for internally produced series for USA Network and Sci Fi Channel until the product is aired on the networks. The Filmed entertainment increases is due primarily to increased theatrical, video and DVD revenues generated on TRAFFIC, which has grossed more than $200 million in worldwide box office. The Ticketing operations increases are primarily due to an increase in average per ticket convenience and handling revenue (7% increase from $5.89 to $6.29 for the three months and 8% increase from $5.68 to $6.13 for the six month period), an increase in the number of tickets sold, and, to a lesser extent, the acquisition of ReserveAmerica in February 2001. The number of tickets sold increased to 23.6 million from
22.3 million in the three months and to 47.1 million from 44.1 million in the six months, due primarily to an overall increase in tickets sold within existing markets and the acquisition of Admission Canada in April 2000, TicketWeb in May 2000, and the consolidation of Ticketmaster Ireland. The percentage of tickets sold online for 2001 is approximately 33.2%, as compared to 25.5% in 2000.

OPERATING COSTS AND EXPENSES

    For the three months ended June 30, 2001, operating expenses increased by $210.2 million, or 19.5%, to $1.29 billion from $1.08 billion in 2000, primarily due to increases in costs related to revenues and other costs of $187.4 million, including $59.4 million from Electronic retailing, $52.1 million from Hotel reservations, $38.8 million from Filmed entertainment, $21.6 million from Cable and studios and $16.9 million from Ticketing operations. In addition, for the three months ended June 30, 2001, depreciation and amortization increased $18.6 million. For the six months ended June 30, 2001, operating expenses increased by $493.1 million, or 24.2%, to $2.53 billion from $2.04 billion in 2000, primarily due to increases in costs related to revenues and other costs of $428.3 million, including $106.0 million from Electronic retailing, $94.5 million from Hotel reservations, $77.8 million from Teleservices, which was acquired in April 2000, $62.7 million from Filmed entertainment, $55.6 million from Cable and studios and $36.2 million from Ticketing operations. In addition, for the six months ended June 30, 2001, depreciation and amortization increased $51.2 million. The increase in Electronic retailing resulted primarily from higher international costs related to the Company's expansion efforts and increased live broadcasting hours, higher costs related to other lines of business, and the impact of selling goods at a lower margin (33.3% in 2001 as compared to 34.7% in 2000). The increase in Hotel reservations costs is primarily due to increased sales, including an increased percentage of revenue attributable to affiliate and travel agents that earn commissions (sales from affiliate websites accounted for approximately 66% and 65% of the total revenues for the three and six months ended June 30, 2001, as compared to 52% in the comparable periods), increased credit card fees, and increased staffing levels and systems to support increased operations, and higher marketing costs, partially offset by lower telephone and telephone operator costs due to the increase in Internet-related bookings. Gross profit margin for the three months ended June 30, 2001 increased slightly to 31.1% from 30.8% due to the acquisition of TravelNow, which has higher gross margins, which more than offset a decline in gross profit margin to HRN's historical business. The decline in margin for the historical business resulted from HRN's decision to focus on increasing market share and the absolute amount of gross profit instead of gross profit margin. The increase in Filmed entertainment was due to higher film amortization costs and higher prints and advertising costs, as the Company adopted SOP 00-2, "Accounting by Producers and Distributors of Films" in Q1 2001. The new rules require that prints and advertising costs be expensed as incurred. The increase in Cable and Studios was due primarily from costs associated with the increased revenues of all of the businesses, including the costs of providing increased product to the broadcast networks, for which programs generally run a deficit in the early years, and $5.3 million of higher expense for prints, freight and dubbing in 2001 in relation to the new film accounting rules in Q2 2001, offset partially by efficient use of programming by USA Network, resulting in reduced program amortization, and increased usage of internally developed product. Ticketing operations costs increased primarily from higher ticketing operations costs as a result of higher ticketing volume, including commission expenses and credit card processing fees. Depreciation and amortization increased principally as a result of acquisitions and capital investments.

OTHER INCOME (EXPENSE)

    For the three and six months ended June 30, 2001, net interest expense increased by $5.1 million and $8.6 million, respectively, compared to 2000 primarily due to lower short-term investment levels. Other expense, net for the three and six months ended June 30, 2001 increased $11.8 million and $17.7 million, respectively, due primarily to the $3.7 million gain recognized in the three months ended March 31, 2000 related to the initial public offering of its subsidiary, Hotel Reservations Network, Inc. ("HRN"), the write-off of certain investments and increased equity losses in unconsolidated subsidiaries.

INCOME TAXES

    USA's effective tax rate, computed before the impact of minority interest, of 39.7% and 43.7% for the three and six months ended June 30, 2001 was higher than the statutory rate due to the impact on taxable income of non-deductible goodwill, consolidated book losses not consolidated into taxable income and state income taxes.

MINORITY INTEREST

    For the periods presented, minority interest primarily represented Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Holdco, the public's ownership in Ticketmaster, the public's ownership interest in HRN since February 25, 2000 and the public's ownership interest in Styleclick since July 27, 2000.

GAIN ON SALE OF BROADCASTING STATIONS

    In December 2000, the Company announced that Univision Communications Inc. ("Univision") will acquire, for $1.1 billion in cash, all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations. In June 2001, the Company completed the sale of capital stock of USAB entities that own three full-power television stations, which principally aired general entertainment programming, and minority interests in four full-power stations, certain of which aired Home Shopping programming. The gain on the sale of the stations sold to date was $49.8 million. The remaining stations are expected to be sold by year-end.

DISCONTINUED OPERATIONS

    The loss for USAB for the three and six months ended June 30, 2000 was $15.2 million and $27.0 million, respectively, net of tax benefits of $5.0 million and $8.1 million, respectively, and is presented as a discontinued operation.

              PRO FORMA QUARTER AND SIX MONTHS ENDED JUNE 30, 2001
            VS. PRO FORMA QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

    The following unaudited pro forma operating results of USA present combined results of operations as if the PRC Transaction and the Styleclick Transaction all had occurred on January 1, 2000. The unaudited combined condensed pro forma statements of operations of USA are presented below for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had any of the transactions occurred as of January 1, 2000, nor are they necessarily indicative of future results of operations.

        UNAUDITED COMBINED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                -----------------------   -----------------------
                                                   2001         2000         2001         2000
                                                ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
NET REVENUES:
  USA ENTERTAINMENT
  Cable and Studios...........................  $  444,203   $  390,688   $  881,854   $  769,641
  Filmed entertainment........................      62,561       20,773      113,567       51,080
  Developing networks.........................       6,179        3,709       12,341        4,271
USA ELECTRONIC RETAILING
  Electronic retailing........................     455,726      398,048      910,801      818,265
  USA INFORMATION AND SERVICES
  Ticketing operations........................     163,898      143,019      314,007      270,980
  Hotel reservations..........................     138,302       78,082      243,588      133,345
  Teleservices................................      75,624       70,212      156,316      139,861
  Citysearch, Match.com and related...........      23,054       20,239       43,982       37,214
  Electronic commerce solutions...............       5,994        3,794       10,743        8,460
  Styleclick..................................       2,438        6,286        6,457       14,155
  Intersegment elimination....................      (6,531)          --       (6,531)          --
                                                ----------   ----------   ----------   ----------
  Total net revenues..........................   1,371,448    1,134,850    2,687,125    2,247,272
Operating costs and expenses:
  Cost of sales...............................     630,611      503,157    1,229,319    1,002,896
  Program costs...............................     201,041      173,173      402,506      339,037
  Selling and marketing.......................     144,882      130,124      292,028      253,482
  General and administrative..................     115,975      109,673      225,823      211,488
  Other operating costs.......................      29,635       24,308       57,712       43,666
  Amortization of non cash distribution and
    marketing expense.........................       6,631        1,271       14,648        1,874
  Amortization of non cash compensation
    expense...................................       1,308        4,823        4,163        6,156
  Amortization of cable distribution fees.....      10,642        8,267       19,398       16,490
  Depreciation and amortization...............     146,530      142,044      284,129      278,176
                                                ----------   ----------   ----------   ----------
  Total operating costs and expenses..........   1,287,255    1,096,840    2,529,726    2,153,265
                                                ----------   ----------   ----------   ----------
Operating profit..............................  $   84,193   $   38,010   $  157,399   $   94,007
EBITDA........................................  $  249,304   $  194,415   $  479,737   $  396,703

    Net revenues for the three months ended June 30, 2001 increased by $236.6 million, or 20.8%, to $1.37 billion from $1.13 billion in 2000. Cost related to revenues and other costs and expenses for the three months ended June 30, 2001 increased by $181.7 million, or 19.3%, to $1.12 billion from $940.4 million in 2000. EBITDA for the three months ended June 30, 2001 increased by $54.9 million, or 28.2%, to $249.3 million from $194.4 million in 2000.

    Net revenues for the six months ended June 30, 2001 increased by $439.9 million, or 19.6%, to $2.69 billion from $2.25 billion in 2000. Cost related to revenues and other costs and expenses for the six months ended
June 30, 2001 increased $356.8 million to $2.21 billion from $1.85 billion in 2000. EBITDA for the six months ended June 30, 2001 increased by $83.0 million, or 20.9%, to $479.7 million from $396.7 million in 2000.

    The following discussion provides an analysis of the pro forma revenues and costs related to revenues and other costs and expenses by significant business segment.

CABLE AND STUDIOS

    Net revenues for the three months ended June 30, 2001 increased by $53.5 million, or 13.7%, to $444.2 million from $390.7 in 2000. Net revenues for the six months ended June 30, 2001 increased by $112.2 million, or 14.6%, to $881.9 million from $769.6 in 2000. The increase resulted from an increase in advertising revenues at USA Network, including the satisfaction of makegood liabilities at a higher level in 2001, offset partially by slightly lower advertising revenues at Sci Fi Channel. The cable networks provided
$3.9 million of advertising to Citysearch in the three months ended June 30, 2001. In addition, the networks recognized $5.3 million of barter revenue pursuant to agreements with third parties. Affiliate revenues increased due to a higher number of subscribers as compared to the prior year. Net revenues at Studios USA increased significantly due to increased license fees earned in secondary markets, increased drama productions for the broadcast networks and increased productions for USA Network and Sci Fi Channel. Note that Studios USA defers revenue recognition for internally produced series for USA Network and Sci Fi Channel until the product is aired on the networks.

    Cost related to revenues and other costs and expenses for the three months ended June 30, 2001 increased by $21.6 million, or 8.6%, to $272.9 million from $251.3 million in 2000. Cost related to revenues and other costs and expenses for the six months ended June 30, 2001 increased by $55.6 million, or 11.3%, to $547.1 million from $491.5 million in 2000.This increase resulted primarily from costs associated with the increased revenues of all of the businesses, including the costs of providing increased product to the broadcast networks, for which programs generally run a deficit in the early years, and $5.3 million of higher expense for prints, freight and dubbing in 2001 in relation to the new film accounting rules in Q2 2001, offset partially by efficient use of programming by USA Network, resulting in reduced program amortization, and increased usage of internally developed product.

    EBITDA for the three months ended June 30, 2001 increased by $32.0 million, or 22.9%, to $171.3 million from $139.4 million in 2000. EBITDA for the six months ended June 30, 2001 increased by $56.6 million, or 20.3%, to $334.7 million from $278.1 million in 2000.

EMERGING NETWORKS

    Net revenues increased by $2.5 million to $6.2 million from $3.7 million for the three months ended June 30, 2001 as compared to 2000. Net revenues increased by $8.1 million to $12.3 million from $4.2 million for the six months ended
June 30, 2001 as compared to 2000. Revenue comparisons in each period were impacted by the acquisition of Trio and NewsWorld International on May 19, 2000. Prior to this acquisition, the results reflect only SciFi.com. Cost related to revenue increased by $2.8 million for the three months ended June 30, 2001 as compared to 2000. Cost related to revenue increased by $7.9 million for the six months ended June 30, 2001 as compared to 2000. The increases are primarily related to the increased revenues as well as start-up initiatives. EBITDA loss for the three months ended June 30, 2001 increased by $.4 million, to a loss of $2.4 million for the three months ended June 30, 2001. EBITDA loss for the six months ended June 30, 2001 decreased by $.2 million, to a loss of $4.1 million for the six months ended June 30, 2001.

FILMED ENTERTAINMENT

    Net revenues for the three months ended June 30, 2001 increased by $41.8 million, or 201.2%, to $62.6 million compared to $20.8 million in 2000. Net revenues for the six months ended June 30, 2001 increased by $62.5 million, or 122.3%, to $113.6 million compared to $51.1 million in 2000. The increase in revenues is due primarily to increased theatrical, video and DVD revenues generated on TRAFFIC, which has grossed more than $200 million in worldwide box office. Cost related to revenues and other costs and expenses for the three months and six ended June 30, 2001 increased by $38.8 million and $62.7 million, respectively, due to higher film amortization costs and higher prints and advertising costs, as the Company adopted SOP 00-2, "Accounting by Producers and Distributors of Films" in Q1 2001. The new rules require that prints and advertising costs be expensed as incurred. EBITDA for the three months ended June 30, 2001 was $.6 million, compared to a loss of $2.3 million in 2000. EBITDA loss for the six months ended June 30, 2001 was $.4 million, compared to a loss of $.2 million in 2000.

ELECTRONIC RETAILING

    Net revenues for the three months ended June 30, 2001 increased by $57.7 million, or 14.5%, to $455.7 million from $398.0 million in 2000. Net revenues for the six months ended June 30, 2001 increased by $92.5 million, or 11.3%, to $910.8 million from $818.3 million in 2000. The increase primarily resulted from Home Shopping Network's domestic business, which generated increased sales in the three and six months ended June 30, 2001 of $37.9 million and 64.7 million, respectively, including increased sales of $22.5 million and $36.7 million, respectively, from HSN.com. For the three months ended June 30, 2001, total units shipped domestically increased to
9.1 million units compared to 8.1 million units in 2000, while the return rate increased slightly to 20.0% from 19.6% in 2000. Electronic retailing operations in Germany generated increased sales in the three and six months ended June 30, 2001 of $15.9 million and $23.2 million, respectively, although sales were hindered by the conversion to a new order management system, which delayed certain shipments, and the negative impact of the Euro exchange rate.

    Cost related to revenues and other costs and expenses for the three months ended June 30, 2001 increased by $59.4 million, or 17.3%, to $403.1 million from $343.8 million in 2000. Cost related to revenues and other costs and expenses for the six months ended June 30, 2001 increased by $106.0 million, or 15.1%, to $808.2 million from $702.2 million in 2000. The increases resulted primarily from higher international costs related to the Company's expansion efforts and increased live broadcasting hours, higher costs related to other lines of business, and the impact of selling goods at a lower margin (33.3% in 2001 as compared to 34.7% in 2000).

    EBITDA for the three months and six months ended June 30, 2001 for domestic electronic retailing, increased $2.7 million and $5.0 million (excluding the impact of $6.3 million of one-time credits recognized in Q1 2000), respectively, to $55.2 million and $106.9 million, respectively. EBITDA for electronic retailing in Germany increased $.7 million in the three months ended June 30, 2001 due to higher sales volume, offset partially by higher operating costs and the conversion to a new order management system, which delayed certain shipments, and the negative impact of the Euro exchange rate. For the six months ended June 30, 2001, EBITDA for the German operations decreased $2.2 million. EBITDA for other international locations and other for the three and six months ended June 30, 2001, decreased $5.0 million and $10.0 million, respectively, due to higher costs related to expansion efforts and increased live broadcasting hours.

TICKETING OPERATIONS

    Net revenues for the three months ended June 30, 2001 increased by $20.9 million, or 14.6%, to $163.9 million from $143.0 million in 2000. Net revenues for the six months ended June 30, 2001 increased by $43.0 million, or 15.9%, to $314.0 million from $271.0 million in 2000. The increases are primarily due to an increase in average per ticket convenience and handling revenue (7% increase from $5.89 to $6.29 for the three months and 8% increase from $5.68 to $6.13 for the six month period), an increase in the number of tickets sold, and, to a lesser extent, the acquisition of ReserveAmerica in February 2001. The number of tickets sold increased to 23.6 million from
22.3 million in the three months and to 47.1 million from 44.1 million in the six months, due primarily to an overall increase in tickets sold within existing markets and the acquisition of Admission Canada in April 2000, TicketWeb in May 2000, and the consolidation of Ticketmaster Ireland. The percentage of tickets sold online for 2001 is approximately 33.2%, as compared to 25.5% in 2000.

    Cost related to revenues and other costs and expenses for the three months ended June 30, 2001 increased by $16.9 million, or 15.2%, to $128.4 million from $111.5 million in 2000. Cost related to revenues and other costs and expenses for the six months ended June 30, 2001 increased by $36.2 million, or 17.1%, to $248.3 million from $212.1 million in 2000. The increase resulted primarily from higher ticketing operations costs as a result of higher ticketing volume, including commission expenses and credit card processing fees.

    EBITDA for the three months ended June 30, 2001 increased by $4.0 million, or 12.5%, to $35.5 million from $31.5 million in 2000. EBITDA for the six months ended June 30, 2001 increased by $6.8 million, or 11.5%, to $65.8 million from $58.9 million in 2000.

HOTEL RESERVATIONS

    Net revenues for the three months ended June 30, 2001 increased by $60.2 million, or 77.1%, to $138.3 million from $78.1 million in 2000. Net revenues for the six months ended June 30, 2001 increased by $110.2 million, or 82.7%, to $243.6 million from $133.4 million in 2000. The increases resulted from increased room sales through HRN's Internet sites, from significant expansion of affiliate marketing programs to over 20,800 in 2001 from 10,500 in 2000, an increase in the number of hotels in existing cities as well as expansion into 86 new cities and the acquisition of TravelNow in February 2001. The number of room nights sold increased to 1,030,000 in the second quarter of 2001 compared to 587,000 in 2000.

    Cost related to revenues and other costs and expenses for the three months ended June 30, 2001 increased by $52.1 million, or 80.0%, to $117.3 million from $65.2 million in 2000. Cost related to revenues and other costs and expenses for the six months ended June 30, 2001 increased by $94.5 million, or 84.2%, to $206.8 million from $112.3 million in 2000. The increase in costs is primarily due to increased sales, including an increased percentage of revenue attributable to affiliate and travel agents that earn commissions (sales from affiliate websites accounted for approximately 66% and 65% of the total revenues for the three and six months ended June 30, 2001, as compared to 52% in the comparable periods), increased credit card fees, and increased staffing levels and systems to support increased operations, and higher marketing costs, partially offset by lower telephone and telephone operator costs due to the increase in Internet-related bookings. Gross profit margin for the three months ended June 30, 2001 increased slightly to 31.1% from 30.8% due to the acquisition of TravelNow, which has higher gross margins, which more than offset a decline in gross profit margin to HRN's historical business. The decline in margin for the historical business resulted from HRN's decision to focus on increasing market share and the absolute amount of gross profit instead of gross profit margin.

    EBITDA for the three months ended June 30, 2001 increased by $8.1 million, or 62.5%, to $21.0 million from $12.9 million in 2000. EBITDA for the six months ended June 30, 2001 increased by

$15.7 million, or 74.5%, to $36.8 million from $21.1 million in 2000. EBITDA for the three months ended June 30, 2001 excludes non-cash distribution and marketing expense of $4.7 million as compared to $1.3 million in 2000 related to the amortization of stock-based warrants issued to affiliates in consideration of exclusive affiliate distribution and marketing agreements. The company expects that the amount of non-cash distribution and marketing expense could grow, as certain of the warrants are performance based, the value of which is determined at the time the performance criteria are met. As the Company's stock price rises, the value of the warrants also increases.

TELESERVICES

    Net revenues for the three months ended June 30, 2001 increased by $5.4 million, or 7.7%, to $75.6 million from $70.2 million in 2000. Net revenues for the six months ended June 30, 2001 increased by $16.5 million, or 11.8%, to $156.3 million from $139.9 million in 2000. The increase resulted primarily from the addition of new clients and expansion of certain existing relationships, offset partially by a decrease in services provided to certain clients. Overall, PRC is suffering from the general economic downturn. Revenue for the three months ended June 30, 2001 includes $2.5 million for services provided to other USA segments.

    Cost related to revenues and other costs and expenses for the three months ended June 30, 2001 increased by $7.2 million, or 12.3%, to $65.4 million from $58.2 million in 2000. Cost related to revenues and other costs and expenses for the six months ended June 30, 2001 increased by $17.6 million, or 14.9%, to $136.1 million from $118.5 million in 2000. The increases resulted primarily from increased operations and costs associated with obtaining new clients.

    EBITDA for the three months ended June 30, 2001 decreased by $1.7 million to $10.2 million from $11.9 million in 2000. EBITDA for the six months ended
June 30, 2001 decreased by $1.2 million to $20.2 million from $21.4 million in 2000.

CITYSEARCH, MATCH.COM AND RELATED

    Net revenues for the three months ended June 30, 2001 increased by $2.8 million, or 13.9%, to $23.1 million compared to $20.3 million in 2000. Net revenues for the six months ended June 30, 2001 increased by $6.8 million, or 18.2%, to $44.0 million compared to $37.2 million in 2000. The increase is due to increased subscription revenue related to the personals business, partially offset in the three months ended June 30, 2001 by a slight decrease in revenues related to city guides.

    Cost related to revenues and other costs and expenses for the three months ended June 30, 2001 decreased by $4.2 million to $31.3 million from $35.5 million in 2000. Cost related to revenues and other costs and expenses for the six months ended June 30, 2001 decreased by $6.2 million to $63.7 million from $69.9 million in 2000. The decreases resulted primarily from initiatives enacted in 2000, which resulted in decreased operating costs, including reduced headcount, for the city guides business.

    EBITDA loss for the three months ended June 30, 2001 decreased by $7.0 million to $8.2 million from $15.3 million in 2000. EBITDA loss for the six months ended June 30, 2001 decreased by $12.9 million to $19.7 million from $32.6 million in 2000. EBITDA for the three months ended June 30, 2001 excludes non-cash distribution and marketing expense of $3.9 million in 2001 related to cross promotion advertising provided by USA Cable and $1.9 million related to barter arrangements for distribution secured from third parties, for which advertising is also provided by USA Cable.

ELECTRONIC COMMERCE SOLUTIONS

    Net revenues for the three and six months ended June 30, 2001 were $6.0 million and $10.7 million, respectively, compared to $3.8 million and $8.5 million, respectively, in 2000 due primarily to increases in revenue for the transactional sites that ECS manages, offset partially by a decrease in ECS teleservices. Cost related to revenues and other costs and expenses for the three and six months ended June 20, 2001 increased by $4.5 million and $5.5 million, respectively, due primarily to higher operating expenses. EBITDA loss for the three and six months ended
June 30, 2001 increased by $2.3 million and $3.2 million, respectively.

STYLECLICK

    Net revenues for the three and six months ended June 30, 2001 decreased by $3.8 million and $7.7 million, respectively, to $2.4 million and $6.5 million, respectively. Revenue from the auction sites decreased due to the shut-down of the First Jewelry and Firstauction websites. Cost related to revenues and other costs and expenses for the three and six months ended June 30, 2001 decreased by $8.4 million and $12.5 million, respectively, to $13.1 million and $27.5 million, respectively. Note that the three months ended June 30, 2001 included a restructuring charge primarily consisting of costs related to consolidating Styleclick's operations in Chicago and write-offs related to closing the Firstauction.com website. In addition, primarily in conjunction with the shut down of First Jewelry, Styleclick recorded a $2 million write-down of its inventory in Q1 2001. EBITDA loss for the three and six months ended
June 30, 2001 was $10.6 million and $21.1 million, respectively, compared to $15.2 million and $25.9 million, respectively, in 2000.

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $288.3 million for the six months ended June 30, 2001 compared to $284.8 million for the six months ended June 30, 2000. These cash proceeds and available cash and borrowings were used to pay for acquisitions of $156.6 million, to make capital expenditures of $58.5 million, and to make mandatory tax distribution payments to the LLC partners of $17.4 million.

    On February 12, 1998, USA and USANi LLC, as borrower, entered into a credit agreement that provided for a $1.6 billion credit facility. Of that amount, $1.0 billion was permanently repaid in prior years. The $600.0 million revolving credit facility expires on December 31, 2002. As of June 30, 2001, there was $595.9 million available for borrowing after taking into account outstanding letters of credit.

    On February 28, 2001, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $17.4 million. On February 29, 2000, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $68.1 million.

    In connection with the 2000 acquisition of Universal's domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses transaction, USA advanced
$200.0 million to Universal in 2000 pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement, under which USA will distribute, in the United States and Canada, certain Polygram Filmed Entertainment, Inc. theatrical films that were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through June 30, 2001, approximately $173.4 million has been offset against the advance, including $53.2 million in 2001. Interest accrued on the loan through June 30, 2001 is approximately $18.2 million, including $2.7 million in 2001.

    In July 2000, USA announced that its Board of Directors authorized the extension of the Company's stock repurchase program providing for the repurchase of up to 20 million shares of USA's common stock over the next 12 months, on the open market or in negotiated transactions. The amount and timing of purchases, if any, will depend on market conditions and other factors, including USA's overall capital structure. Funds for these purchases will come from cash on hand or borrowings under the Company's credit facility. During the six months ended June 30, 2001, the Company made no purchases of its common stock through this program.

    USA anticipates that it will need to invest working capital towards the development and expansion of its overall operations. Due primarily to the expansion of its Internet businesses, future capital expenditures may be higher than current amounts.

    In management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet USA's foreseeable needs.

    During the six months ended June 30, 2001, USA did not pay any cash dividends, and none are permitted under USA's existing credit facility. USA's subsidiaries have no material restrictions on their ability to transfer amounts to fund USA's operations.

                                  SEASONALITY

    USA's businesses are subject to the effects of seasonality.

    Cable and Studios revenues are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

    USA believes seasonality impacts its Electronic Retailing segment but not to the same extent it impacts the retail industry in general.

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

    At June 30, 2001, the Company's outstanding debt approximated
$588.2 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

FOREIGN CURRENCY EXCHANGE RISK

    The Company conducts business in certain foreign markets. However, the level of operations in foreign markets is insignificant to the consolidated results.

EQUITY PRICE RISK

    The Company has a minimal investment in equity securities of publicly-traded companies. This investment, as of June 30, 2001, was considered available-for-sale, with the unrealized gain deferred as a component of stockholders' equity. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In the Home Shopping Network Consumer Class Action litigation, previously reported in the Company's Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"), on June 1, 2001, the Court entered an Order granting plaintiffs' motion to voluntarily dismiss plaintiffs Henrietta Buck and Anastasia Kolias from the lawsuit. On July 2, 2001, the HSN Defendants together with certain other defendants filed a consolidated brief in opposition to plaintiffs' motion for class certification. A hearing on the motion for class certification is scheduled to occur August 16, 2001.

    In the Urban litigation, previously reported in the 2000 Form 10-K and the Company's Form 10-Q for the quarter ended March 31, 2001 (the "2001
Form 10-Q"), on April 6, 2001, the U.S. Bankruptcy Court for the Eastern District of Virginia approved a sale of Urban Broadcasting Corporation's "Urban" assets for the sum of $60,000,000. On July 13, 2001, the Court entered an Order that requires the closing of the sale to be held on August 15, 2001, unless the debtor and the purchaser agree to some other date. If the sale closes, the proceeds will be sufficient to pay all of Urban's creditors in full, including USA Station Group of Virginia, Inc.'s judgment claim, and leave substantial funds for distribution to Urban's equity holders.

    In the Ticketmaster Consumer Class Action litigation, previously reported in the 2000 Form 10-K, on June 11, 2001, the District Court approved the settlement agreement and entered an order concluding the litigation. The time to appeal the final order has expired. USA does not believe that the settlement will have a material impact on its financial results.

    In the Ticketmaster Cash Discount litigation, previously reported in the 2000 Form 10-K and 2001 Form 10-Q, on May 11, 2001, the Court granted final approval of the settlement. On May 24, 2001, a purported consumer, Anna Tellez, whose request to intervene the District Court denied as untimely and lacking merit, filed a notice of appeal with the Fifth Circuit Court of Appeals. On
July 25, 2001, the parties resolved Ms. Tellez' objections to the settlement. On July 26, 2001, the parties filed an Agreed Motion to Dismiss Ms. Tellez' appeal. USA does not believe that the settlement will have a material impact on its financial results.

    In the Tickets.com litigation, previously reported in the 2000 Form 10-K, the sides exchanged proposals concerning the schedule for the case. After considering both side's proposals, the Court issued an Order on April 30, 2001 setting April 1, 2002 as the discovery cut-off date, November 1, 2002 as the date for the final pre-trial conference, and has indicated that the trial will commence in January 2003. The parties currently are actively engaged in document and deposition discovery in the matter.

    In the Class Action Litigation Related to Magazine Sales, previously reported in the 2000 Form 10-K, on or about May 30, 2001, the plaintiff filed an amended complaint which purported to add a second consumer as a plaintiff. In response to the amended complaint, Ticketmaster and Time requested that their motion to dismiss be taken off calendar, and on July 23, 2001, Ticketmaster filed an Answer. Discovery is in its beginning stages.

    In the Litigation Relating to the Combination of TMCS and TM, previously reported in the 2000 Form 10-K, the Court entered an order on June 2, 2001, dismissing the action without prejudice, in response to a request from the plaintiffs.

    In the Marketingworks litigation, previously reported in the 2000 Form 10-K and 2001 Form 10-Q, the parties have reached a settlement and the matter has been concluded. The outcome of this litigation did not have a material impact on the Company's financial results.

    In the RTL litigation, previously reported in the 2000 Form 10-K, on July 18, 2001, the Court in The Netherlands permitted USA to join USI as a co-defendant in the proceeding, but not to intervene as an independent party capable of asserting rights on its own behalf.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 2, 2001, the annual meeting of stockholders was held. Stockholders present in person or by proxy, representing 272,621,057 shares of Common Stock and 63,033,452 shares of Class B Common Stock, voted on the following matters:

    1. The stockholders elected the following fourteen directors of the Company to hold office until the next annual meeting of stockholders or until their successors have been duly elected:

    Elected by holders of Common Stock voting as a separate class:

                                                               NUMBER OF SHARES CAST
                                            NUMBER OF SHARES   AGAINST OR FOR WHICH
                                             CAST IN FAVOR      AUTHORITY WITHHELD
                                            ----------------   ---------------------
Anne M. Busquet...........................    271,995,661             625,396
Donald R. Keough..........................    271,989,165             631,892
William D. Savoy..........................    271,994,231             626,826
Gen. H. Norman Schwarzkopf................    271,988,629             632,428

    Elected by holders of Common Stock and Class B Common Stock voting as a single class:

                                                               NUMBER OF SHARES CAST
                                            NUMBER OF SHARES   AGAINST OR FOR WHICH
                                             CAST IN FAVOR      AUTHORITY WITHHELD
                                            ----------------   ---------------------
Paul G. Allen.............................    886,160,092            16,795,485
Edgar Bronfman, Jr........................    895,420,788             7,534,789
Barry Diller..............................    886,912,932            16,042,645
Philippe Germond..........................    895,438,243             7,517,334
Victor A. Kaufman.........................    897,627,430             5,328,147
Georg Kofler..............................    897,649,078             5,306,499
Marie-Josee Kravis........................    902,323,389               632,188
Pierre Lescure............................    895,440,799             7,514,778
Jean-Marie Messier........................    895,435,498             7,520,079
Diane Von Furstenberg.....................    897,611,059             5,344,518

    2. The holders of Common Stock and Class B Common Stock, voting as a single class, also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ended December 31, 2001 as follows:

  NUMBER OF SHARES      NUMBER OF SHARES   NUMBER OF SHARES
    CAST IN FAVOR         CAST AGAINST        ABSTAINING
---------------------   ----------------   ----------------
     899,458,816           3,395,138           101,623

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
 a.                     Restated Certificate of Incorporation of USA filed as
                        Exhibit 3.1 to USA's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended June 30, 2000, is incorporated herein by reference.

 b.                     Amended and Restated By-Laws of USA filed as Exhibit 3.1 to
                        USA's Form 8-K, dated January 9, 1998, is incorporated
                        herein by reference.

    (b)  Reports on Form 8-K filed during the quarter ended June 30, 2001.

    On April 25, 2001, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching a press release announcing its results for the quarter ended March 31, 2001 and supplemental information.

    On June 6, 2001, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching investor presentation materials.

    On June 7, 2001, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching investor presentation materials.

    On June 27, 2001, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching investor presentation materials.

    On July 16, 2001, USA furnished a report on Form 8-K, reporting under
Item 5, attaching a press release announcing an agreement to acquire a controlling stake in Expedia, Inc. and to acquire National Leisure Group, Inc. On July 23, 2001, USA furnished a report on Form 8-K, reporting under Item 5, attaching an amended press release.

    On July 25, 2001, USA furnished a report on Form 8-K, reporting under
Item 9, Regulation FD Disclosure, attaching a press release announcing its results for the quarter ended June 30, 2001 and supplemental information.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2001

                                                       USA NETWORKS, INC.

                                                       By:               /s/ BARRY DILLER
                                                            -----------------------------------------
                                                                           Barry Diller
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----

     -------------------------------------------       Chairman of the Board and     August 14, 2001
                    Barry Diller                         Chief Executive Officer

                                                       Senior Vice President and
                                                         Chief Financial Officer
     -------------------------------------------         (Principal Financial        August 14, 2001
                   Michael Sileck                        Officer)

                                                       Vice President and
     -------------------------------------------         Controller (Chief           August 14, 2001
                William J. Severance                     Accounting Officer)

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                     -------------------   ---------------------
                                                       2001       2000       2001        2000
                                                     --------   --------   ---------   ---------
                                                                   (IN THOUSANDS)
NET REVENUES
  Cable and Studios................................  $444,203   $390,688   $ 881,854   $ 769,641
  Electronic retailing.............................   455,726    398,049     910,801     818,266
  Styleclick.......................................     2,438      5,791       6,457      12,408
  Electronic commerce solutions....................     5,994      1,597      10,743       2,597
  Emerging networks................................     6,179      3,709      12,341       4,271
                                                     --------   --------   ---------   ---------
  Total net revenues...............................   914,540    799,834   1,822,196   1,607,183
Operating costs and expenses:
  Cost of sales....................................   303,911    262,332     613,845     542,876
  Program costs....................................   201,041    173,173     402,506     339,037
  Selling and marketing............................    90,530     94,782     188,829     183,375
  General and administrative.......................    93,360     78,932     174,314     150,621
  Other operating costs............................    35,948     31,228      70,380      56,952
  Amortization of cable distribution fees..........    10,642      8,267      19,398      16,490
  Amortization of non-cash compensation............       833      3,195       3,345       4,185
  Depreciation and amortization....................    63,165     48,236     119,552      95,974
                                                     --------   --------   ---------   ---------
  Total operating costs and expenses...............   799,430    700,145   1,592,169   1,389,510
                                                     --------   --------   ---------   ---------
  Operating profit.................................   115,110     99,689     230,027     217,673
Other income (expense):
  Interest income..................................     1,783      9,163       3,093      13,912
  Interest expense.................................   (10,118)   (10,651)    (16,306)    (18,478)
  Other, net.......................................   (13,605)    (1,498)    (20,680)     (3,977)
                                                     --------   --------   ---------   ---------
                                                      (21,940)    (2,986)    (33,893)     (8,543)
Earnings before income taxes and minority
  interest and cumulative effect of accounting
  change...........................................    93,170     96,703     196,134     209,130
Income tax expense.................................   (18,237)   (17,666)    (39,141)    (42,293)
Minority interest..................................   (50,572)   (56,452)   (108,068)   (122,462)
                                                     --------   --------   ---------   ---------
Earnings before cumulative effect of accounting
  change...........................................    24,361     22,585      48,925      44,375
Cumulative effect of accounting change, net of
  tax..............................................        --         --       1,901          --
                                                     --------   --------   ---------   ---------
NET EARNINGS.......................................  $ 24,361   $ 22,585   $  50,826   $  44,375
                                                     ========   ========   =========   =========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
                                 ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  368,795    $   71,816
Accounts and notes receivable, net of allowance of $75,369
  and $50,646, respectively.................................     541,936       519,365
Inventories, net............................................     380,927       396,523
Investments held for sale...................................         380           750
Deferred income taxes.......................................       5,265        17,448
Other current assets, net...................................      29,507        18,024
                                                              ----------    ----------
  Total current assets......................................   1,326,810     1,023,926

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     147,141       143,559
Buildings and leasehold improvements........................      76,574        71,979
Furniture and other equipment...............................      84,740        76,623
Land........................................................      10,302        10,281
Projects in progress........................................      32,339        32,747
                                                              ----------    ----------
                                                                 351,096       335,189
  Less accumulated depreciation and amortization............    (115,326)      (83,549)
                                                              ----------    ----------
                                                                 235,770       251,640
OTHER ASSETS
Intangible assets, net......................................   4,980,912     5,023,735
Cable distribution fees, net................................     156,890       159,473
Long-term investments.......................................      30,374        29,187
Notes and accounts receivable, net ($57,564 and $22,575,
  respectively,
  from related parties).....................................      74,042        33,571
Inventories, net............................................     449,931       430,215
Advances to USA and subsidiaries............................     281,647       547,292
Deferred charges and other, net.............................      42,124        44,011
                                                              ----------    ----------
                                                              $7,578,500    $7,543,050
                                                              ==========    ==========
                  LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................      35,128    $   20,053
Accounts payable, trade.....................................     147,688       201,484
Obligations for program rights and film costs...............     257,411       283,812
Cable distribution fees payable.............................      34,886        33,598
Deferred revenue............................................      59,618        41,335
Other accrued liabilities...................................     319,109       351,331
                                                              ----------    ----------
Total current liabilities...................................     853,840       931,613
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........     501,639       504,063
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................     277,365       295,210
OTHER LONG-TERM LIABILITIES.................................      90,337        81,925
DEFERRED INCOME TAXES.......................................      30,008        25,821
MINORITY INTEREST...........................................   4,527,393     4,420,252
COMMITMENTS AND CONTINGENCIES...............................          --            --
STOCKHOLDER'S EQUITY
Common stock................................................   1,221,408     1,221,408
Additional paid-in capital..................................      70,312        70,312
Retained earnings...........................................      17,766        (2,320)
Accumulated other comprehensive loss........................     (11,568)       (5,234)
                                                              ----------    ----------
  Total stockholder's equity................................   1,297,918     1,284,166
                                                              ----------    ----------
                                                              $7,578,500    $7,543,050
                                                              ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                                           ACCUMULATED
                                                                 ADDITIONAL   RETAINED        OTHER
                                                      COMMON      PAID-IN     EARNINGS    COMPREHENSIVE
                                         TOTAL        STOCK       CAPITAL     (DEFICIT)      INCOME
                                       ----------   ----------   ----------   ---------   -------------
                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31, 2000.........  $1,284,166   $1,221,408     $70,312     $(2,320)      $ (5,234)
Comprehensive Income:
  Net earnings for the six months
    ended June 30, 2001..............      50,826           --          --      50,826             --
  Foreign currency translation.......      (6,061)          --          --          --         (6,061)
  Increase in unrealized gains in
    available for sale securities....        (273)          --          --          --           (273)
                                       ----------
  Comprehensive income...............      44,492
                                       ----------
  Mandatory tax distribution to LLC
    partners.........................     (30,740)          --          --     (30,740)            --
                                       ----------   ----------     -------     -------       --------
BALANCE AT JUNE 30, 2001.............  $1,297,918   $1,221,408     $70,312     $17,766       $(11,568)
                                       ==========   ==========     =======     =======       ========

    Accumulated other comprehensive income is comprised of unrealized gains on available for sale securities of $(5,920) and $(5,647) at June 30, 2001 and December 31, 2000, respectively and foreign currency translation adjustments of $(5,648) and $413 at June 30, 2001 and December 31, 2000, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $  50,826   $  44,375
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED
  BY
  OPERATING ACTIVITIES:
  Depreciation and amortization.............................    119,552      95,974
  Amortization of cable distribution fees...................     19,398      16,490
  Amortization of program rights and film costs.............    359,131     294,026
  Cumulative effect of accounting change....................     (1,901)         --
  Non-cash compensation.....................................      3,345       4,185
  Equity in losses of unconsolidated affiliates.............     10,009       5,015
  Minority interest expense.................................    108,068     122,462
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................    (41,189)    (25,112)
  Inventories...............................................     16,802       6,012
  Accounts payable..........................................    (60,255)     (1,089)
  Accrued liabilities and deferred revenue..................     22,427      31,200
  Payment for program rights and film costs.................   (423,595)   (332,891)
  Increase in cable distribution fees.......................    (16,933)    (27,296)
  Other, net................................................    (10,897)     15,004
                                                              ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    154,788     248,355
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................    (37,252)   (107,654)
  Capital expenditures......................................    (35,292)    (28,730)
  Increase in long-term investments and notes receivable....    (49,223)    (20,322)
  Advance to Styleclick.....................................         --      (9,000)
  Other, net................................................      4,899      (2,224)
                                                              ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES.......................   (116,868)   (167,930)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................     15,707      35,769
  Intercompany..............................................    225,999     (86,768)
  Payment of mandatory tax distribution to LLC partners.....    (30,737)   (118,169)
  Principal payments on long-term obligations...............     (3,371)    (33,057)
  Repurchase of LLC shares..................................       (898)   (110,532)
  Proceeds from issuance of LLC shares......................     60,026     208,100
  Other.....................................................     (5,824)     (7,550)
                                                              ---------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........    260,902    (112,207)
                                                              ---------   ---------
  Effect of exchange rate changes on cash and cash
    equivalents.............................................     (1,843)        978
                                                              ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    296,979     (30,804)
  Cash and cash equivalents at beginning of period..........     71,816     247,474
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 368,795   $ 216,670
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

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    Home Shopping Network, Inc. (the "Company" or "Home Shopping"), is a holding company, whose subsidiary USANi LLC is engaged in diversified media and electronic commerce businesses. In December 1996, the Company consummated a merger with USA Networks, Inc. ("USA"), formerly known as HSN, Inc., and became a subsidiary of USA (the "Home Shopping Merger").

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

    - STYLECLICK, a facilitator of e-commerce websites and Internet enabled applications.

    - EMERGING NETWORKS, consists primarily of the cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com. an emerging Internet content and commence site.

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

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
    Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, program rights and film cost amortization, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, estimates of film revenue ultimates and various other operating allowances and accruals.

NEW ACCOUNTING PRONOUNCEMENTS

    FILM ACCOUNTING

    The Company adopted SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2") during the six months ended June 30, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies.

    SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash benefit of $1.9 million. The benefit is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

    GOODWILL AND OTHER INTANGIBLE ASSETS

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, and is presently in the process of evaluating the potential impacts of the new rules.

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

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS

    The following unaudited pro forma condensed consolidated financial information for the six months ended June 30, 2000 is presented to show the results of the Company as if the Styleclick Transaction had occurred on January 1, 2000. The pro forma results reflect certain adjustments, including increased amortization related to goodwill, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 2000.

                                                          SIX MONTHS
                                                            ENDED
                                                           JUNE 30,
                                                             2000
                                                          ----------
Net revenues............................................  $1,608,929
Net income..............................................      32,046

NOTE 4--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED
  MARCH 31, 2000:

    On January 20, 2000, the Company completed its acquisition of Ingenious Designs, Inc. ("IDI"), by issuing approximately 190,000 shares of USA common stock for all the outstanding stock of IDI, for a total value of approximately $5.0 million.

NOTE 5--INDUSTRY SEGMENTS

    The Company operates principally in five industry segments: Cable and studios, Electronic retailing, Electronic commerce solutions, Styleclick and Emerging networks. The Cable and studios segment consists of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming. The Electronic-retailing segment consists of Home Shopping Network, America's Store, HSN International and HSN Interactive, including HSN.com, which are engaged in the sale of merchandise through electronic retailing. The Electronic commerce solutions segment primarily represents the Company's customer and e-care businesses. The Styleclick segment represents Styleclick, Inc., a facilitator of e-commerce websites and Internet enabled applications. The Emerging networks segment consists primarily of the cable television properties Trio

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--INDUSTRY SEGMENTS (CONTINUED)
and NewsWorld International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site.

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------   -----------------------
                                                     2001       2000        2001         2000
                                                   --------   --------   ----------   ----------
                                                     (IN THOUSANDS)          (IN THOUSANDS)
REVENUE
Cable and studios................................  $444,203   $390,688   $  881,854   $  769,641
Electronic retailing.............................   455,726    398,048      910,801      818,265
Styleclick.......................................     2,438      5,792        6,457       12,409
Electronic commerce solutions....................     5,994      1,597       10,743        2,597
Emerging networks................................     6,179      3,709       12,341        4,271
                                                   --------   --------   ----------   ----------
                                                   $914,540   $799,834   $1,822,196   $1,607,183
                                                   ========   ========   ==========   ==========
OPERATING PROFIT (LOSS)
Cable and studios................................  $142,468   $111,190   $  277,071   $  221,977
Electronic retailing.............................    12,332     21,515       26,405       51,527
Styleclick.......................................   (17,923)   (11,441)     (30,971)     (19,232)
Electronic commerce solutions....................    (8,737)    (4,026)     (15,327)      (7,949)
Emerging networks................................    (4,782)    (2,534)      (9,138)      (4,800)
Other............................................    (8,248)   (15,015)     (18,013)     (23,850)
                                                   --------   --------   ----------   ----------
                                                   $115,110   $ 99,689   $  230,027   $  217,673
                                                   ========   ========   ==========   ==========

NOTE 6--GUARANTEE OF NOTES

    On November 23, 1998, USA and the USANi LLC completed an offering of
$500.0 million 6 3/4% Senior Notes due 2005 (the "Old Notes"). In May 1999, the Old Notes were exchanged in full for $500.0 million of new 6 3/4% Senior Notes due 2005 (the "Notes") that have terms that are substantially identical to the Old Notes. Interest is payable on the Notes on May 15 and November 15 of each year, commencing May 15, 1999. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of USA, including Holdco, and all of the subsidiaries of the Company (other than subsidiaries that are, individually and in the aggregate, inconsequential to the Company on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than Holdco) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by USA or the Company, as the case may be.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because USA's and the Company's management has determined that the information contained in such documents would not be material to investors. The Company and its subsidiaries have no material restrictions on their ability to transfer amounts to fund USA's operations.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           USANI LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                     -------------------   ---------------------
                                                       2001       2000       2001        2000
                                                     --------   --------   ---------   ---------
                                                                   (IN THOUSANDS)
NET REVENUES
  Cable and Studios................................  $444,203   $390,688   $ 881,854   $ 769,641
  Electronic retailing.............................   455,726    398,049     910,801     818,265
  Styleclick.......................................     2,438      5,791       6,457      12,409
  Electronic commerce solutions....................     5,994      1,597      10,743       2,597
  Emerging networks................................     6,179      3,709      12,341       4,271
                                                     --------   --------   ---------   ---------
  Total net revenues...............................   914,540    799,834   1,822,196   1,607,183
Operating costs and expenses:
  Cost of sales....................................   303,911    262,332     613,845     542,876
  Program costs....................................   201,041    173,173     402,506     339,037
  Selling and marketing............................    90,530     94,782     188,829     183,375
  General and administrative.......................    93,360     78,932     174,314     150,621
  Other operating costs............................    35,948     31,228      70,380      56,952
  Amortization of cable distribution fees..........    10,642      8,267      19,398      16,490
  Amortization of non-cash compensation                   833      3,195       3,345       4,185
  Depreciation and amortization....................    63,165     48,236     119,552      95,974
                                                     --------   --------   ---------   ---------
  Total operating costs and expenses...............   799,430    700,145   1,592,169   1,389,510
                                                     --------   --------   ---------   ---------
  Operating profit.................................   115,110     99,689     230,027     217,673
Other income (expense):
  Interest income..................................     1,783      9,163       3,093      13,912
  Interest expense.................................   (10,118)   (10,651)    (16,306)    (18,478)
  Other, net.......................................   (13,605)    (1,498)    (20,680)     (3,977)
                                                     --------   --------   ---------   ---------
                                                      (21,940)    (2,986)    (33,893)     (8,543)
                                                     --------   --------   ---------   ---------
Earnings before income taxes and minority interest
  and cumulative effect of accounting change.......    93,170     96,703     196,134     209,130
Income tax expense.................................    (6,217)    (5,951)    (11,804)    (10,963)
Minority interest..................................     3,852     (1,969)      6,092      (4,265)
                                                     --------   --------   ---------   ---------
Earnings before cumulative effect of accounting
  change...........................................    90,805     88,783     190,422     193,902
Cumulative effect of accounting change.............        --         --       6,470          --
                                                     --------   --------   ---------   ---------
NET EARNINGS.......................................  $ 90,805   $ 88,783   $ 196,892   $ 193,902
                                                     ========   ========   =========   =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
                                        ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  368,795    $   71,816
Accounts and notes receivable, net of allowance of $75,369
  and $50,646, respectively.................................     541,936       519,365
Inventories, net............................................     380,927       396,523
Investments held for sale...................................         380           750
Other current assets, net...................................      29,507        18,024
                                                              ----------    ----------
    Total current assets....................................   1,321,545     1,006,478
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     147,141       143,559
Buildings and leasehold improvements........................      76,574        71,979
Furniture and other equipment...............................      84,740        76,623
Land........................................................      10,302        10,281
Projects in progress........................................      32,339        32,747
                                                              ----------    ----------
                                                                 351,096       335,189
  Less accumulated depreciation and amortization............    (115,326)      (83,549)
                                                              ----------    ----------
                                                                 235,770       251,640
OTHER ASSETS
Intangible assets, net......................................   5,062,626     5,099,476
Cable distribution fees, net................................     156,890       159,473
Long-term investments.......................................      30,374        29,187
Notes and accounts receivable, net ($40,585 and $22,575,
  respectively, from related parties).......................      74,042        33,571
Inventories, net............................................     449,931       430,215
Advances to USA and subsidiaries............................     709,650       918,817
Deferred charges and other, net.............................      42,124        44,011
                                                              ----------    ----------
                                                              $8,082,952    $7,972,868
                                                              ==========    ==========
                            LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   35,128    $   20,053
Accounts payable, trade.....................................     147,688       201,484
Obligations for program rights and film costs...............     257,411       283,812
Cable distribution fees payable.............................      34,886        33,598
Deferred revenue............................................      59,618        41,335
Other accrued liabilities...................................     312,026       342,995
                                                              ----------    ----------
  Total current liabilities.................................     846,757       923,277
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........     501,641       504,063
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, NET OF
  CURRENT...................................................     277,365       295,210
OTHER LONG-TERM LIABILITIES.................................      79,104        81,925
MINORITY INTEREST...........................................      16,866        28,662
COMMITMENTS AND CONTINGENCIES...............................          --            --
MEMBERS' EQUITY
Class A (259,816,682 and 252,679,887 shares,
  respectively).............................................   2,069,504     2,007,736
Class B (282,161,532 shares)................................   2,978,635     2,978,635
Class C (45,774,708 shares).................................     466,252       466,252
Retained earnings...........................................     862,138       695,986
Accumulated other comprehensive loss........................     (15,310)       (8,878)
                                                              ----------    ----------
  Total members' equity.....................................   6,361,219     6,139,731
                                                              ----------    ----------
                                                              $8,082,952    $7,972,868
                                                              ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                                  (UNAUDITED)

                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                               CLASS A      CLASS B      CLASS C     RETAINED   COMPREHENSIVE
                                   TOTAL      LLC SHARES   LLC SHARES   LLC SHARES   EARNINGS      INCOME
                                 ----------   ----------   ----------   ----------   --------   -------------
                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31, 2000...  $6,139,731   $2,007,736   $2,978,635    $466,252    $695,986      $ (8,878)

COMPREHENSIVE INCOME:

Net earnings for the six months
  ended June 30, 2001..........     196,892           --           --          --     196,892            --

Foreign currency translation...      (6,061)          --           --          --          --        (6,061)

Increase in unrealized gains in
  available for sale
  securities...................        (371)          --           --          --          --          (371)

Comprehensive income...........     190,460

Issuance of LLC shares related
  to option exercises..........      60,026       60,026           --          --          --            --

Issuance of LLC shares related
  to other transactions........       2,640        2,640           --          --          --            --

Repurchase of LLC shares.......        (898)        (898)          --          --          --            --

Mandatory tax distribution to
  LLC partners.................     (30,740)          --           --          --     (30,740)           --
                                 ----------   ----------   ----------    --------    --------      --------

BALANCE AT JUNE 30, 2001.......  $6,361,219   $2,069,504   $2,978,635    $466,252    $862,138      $(15,310)
                                 ==========   ==========   ==========    ========    ========      ========

    Accumulated other comprehensive income is comprised of unrealized gains on available for sale securities of $(9,662) and $(9,291) at June 30, 2001 and December 31, 2000, respectively and foreign currency translation adjustments of $(5,648) and $413 at June 30, 2001 and December 31, 2000, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $196,892   $193,902
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................  $119,552     95,974
  Amortization of cable distribution fees...................    19,398     16,490
  Amortization of program rights and film costs.............   359,131    294,026
  Cumulative effect of accounting change....................    (6,470)        --
  Non-cash compensation.....................................     3,345      4,185
  Equity in losses of unconsolidated affiliates.............    10,009      5,015
  Minority interest (benefit) expense.......................    (6,092)     4,265
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................   (41,189)   (25,112)
  Inventories...............................................    16,802      6,012
  Accounts payable..........................................   (60,255)    (1,089)
  Accrued liabilities and deferred revenue..................    (4,910)      (130)
  Payment for program rights and film costs.................  (423,595)  (332,891)
  Increase in cable distribution fees.......................   (16,933)   (27,296)
  Other, net................................................   (10,897)    15,004
                                                              --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................   154,788    248,355
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................   (37,252)  (107,654)
Capital expenditures........................................   (35,292)   (28,730)
Increase in long-term investments and notes receivable         (49,223)   (20,322)
Advance to Styleclick.......................................        --     (9,000)
Other, net..................................................     4,899     (2,224)
                                                              --------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................  (116,868)  (167,930)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................    15,707     35,769
Intercompany................................................   225,999    (86,768)
Payment of mandatory tax distribution to LLC partners.......   (30,737)  (118,169)
Principal payments on long-term obligations                     (3,371)   (33,057)
Repurchase of LLC shares....................................      (898)  (110,532)
Proceeds from issuance of LLC shares........................    60,026    208,100
Other.......................................................    (5,824)    (7,550)
                                                              --------   --------
NET CASH USED IN (PROVIDED BY) FINANCING ACTIVITIES.........   260,902   (112,207)
                                                              --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................    (1,843)       978
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   296,979    (30,804)
Cash and cash equivalents at beginning of period............    71,816    247,474
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $368,795   $216,670
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

                           USANI LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

COMPANY FORMATION

    USANi LLC (the "Company" or "LLC"), a Delaware limited liability company, was formed on February 12, 1998 and is a subsidiary of Home Shopping
Network, Inc. ("Home Shopping" or "Holdco"), which is a subsidiary of USA Networks, Inc. ("USA"), formerly known as HSN, Inc.

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

    The five principal areas of business are:

    -- CABLE AND STUDIOS, consisting of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming.

    -- ELECTRONIC RETAILING, consisting primarily of HSN and America's Store, HSN International and HSN Interactive, including HSN.com.

    -- ELECTRONIC COMMERCE SOLUTIONS, which primarily represents the Company's electronic commerce solutions business.

    -- STYLECLICK, a facilitator of e-commerce websites and Internet enabled applications.

    -- EMERGING NETWORKS, consists primarily of the cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com. an emerging Internet content and commence site.

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

                           USANI LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

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

NEW ACCOUNTING PRONOUNCEMENTS

FILM ACCOUNTING

    The Company adopted SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2") during the six months ended June 30, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies.

    SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash benefit of $6.5 million. The benefit is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

GOODWILL AND OTHER INTANGIBLE ASSETS

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, and is presently in the process of evaluating the potential impacts of the new rules.

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

                           USANI LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 3--BUSINESS ACQUISITIONS

    The following unaudited pro forma condensed consolidated financial information for the six months ended June 30, 2000 is presented to show the results of the Company as if the Styleclick Transaction had occurred on January 1, 2000. The pro forma results reflect certain adjustments, including increased amortization related to goodwill, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 2000.

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 2000
                                                              ----------------
Net revenues................................................     $1,608,929
Net income..................................................        165,204

NOTE 4--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000:

    On January 20, 2000, the Company completed its acquisition of Ingenious Designs, Inc. ("IDI"), by issuing approximately 190,000 shares of USA common stock for all the outstanding stock of IDI, for a total value of approximately $5.0 million.

NOTE 5--INDUSTRY SEGMENTS

    The Company operates principally in five industry segments: Cable and studios, Electronic retailing, Electronic commerce solutions, Styleclick, and Emerging networks. The Cable and studios segment consists of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists of Home Shopping Network, America's Store, HSN International and HSN Interactive, including HSN.com, which are engaged in the sale of merchandise through electronic retailing. The Electronic commerce solutions segment primarily represents the Company's customer and e-care businesses. The Styleclick segment represents Styleclick, Inc., a facilitator of e-commerce websites and Internet enabled applications. The Emerging networks segment consists primarily of the cable television properties Trio and NewsWorld International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site.

                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                 JUNE 30,                 JUNE 30,
                                                           ---------------------   -----------------------
                                                             2001        2000         2001         2000
                                                           ---------   ---------   ----------   ----------
                                                                           (IN THOUSANDS)
Revenue
  Cable and studios......................................  $444,203    $390,688    $  881,854   $  769,641
  Electronic retailing...................................   455,726     398,048       910,801      818,265
  Styleclick.............................................     2,438       5,792         6,457       12,409
  Electronic commerce solutions..........................     5,994       1,597        10,743        2,597
  Emerging networks......................................     6,179       3,709        12,341        4,271
                                                           --------    --------    ----------   ----------
                                                           $914,540    $799,834    $1,822,196   $1,607,183
                                                           ========    ========    ==========   ==========

                           USANI LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 5--INDUSTRY SEGMENTS (CONTINUED)

                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                 JUNE 30,                 JUNE 30,
                                                           ---------------------   -----------------------
                                                             2001        2000         2001         2000
                                                           ---------   ---------   ----------   ----------
                                                                           (IN THOUSANDS)
Operating profit (loss)
  Cable and studios......................................  $142,468    $111,190    $  277,071   $  221,977
  Electronic retailing...................................    12,332      21,515        26,405       51,527
  Styleclick.............................................   (17,923)    (11,441)      (30,971)     (19,232)
  Electronic commerce solutions..........................    (8,737)     (4,026)      (15,327)      (7,949)
  Emerging networks......................................    (4,782)     (2,534)       (9,138)      (4,800)
  Other..................................................    (8,248)    (15,015)      (18,013)     (23,850)
                                                           --------    --------    ----------   ----------
                                                           $115,110    $ 99,689    $  230,027   $  217,673
                                                           ========    ========    ==========   ==========

NOTE 6--NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

    On November 23, 1998, USA and the USANi LLC completed an offering of
$500.0 million 6 3/4% Senior Notes due 2005 (the "Old Notes"). In May 1999, the Old Notes were exchanged in full for $500.0 million of new 6 3/4% Senior Notes due 2005 (the "Notes") that have terms that are substantially identical to the Old Notes. Interest is payable on the Notes on May 15 and November 15 of each year, commencing May 15, 1999. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of USA, including Holdco, and all of the subsidiaries of the Company (other than subsidiaries that are, individually and in the aggregate, inconsequential to the Company on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than Holdco) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by USA or the Company, as the case may be.

    The following tables present condensed consolidating financial information for the three and six months ended June 30, 2001 for (1) the Company, on a stand-alone basis, (2) the combined wholly owned Subsidiary Guarantors of the Company (3) the combined non-guarantor subsidiaries of the Company, and (4) the Company on a consolidated basis.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because USA's and the Company's management has determined that the information contained in such documents would not be material to investors. USANi LLC and its subsidiaries have no material restrictions on their ability to transfer amounts to fund USA's operations.

                           USANI LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 6--NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)
    During 2000, in conjunction with the Styleclick Transaction, Styleclick became a non-guarantor.

                                                               WHOLLY OWNED
                                                    USANI       SUBSIDIARY    NON-GUARANTOR                      LLC
                                                     LLC        GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                  ----------   ------------   -------------   ------------   ------------
BALANCE SHEET AS OF JUNE 30, 2001:
Current assets..................................  $  401,532    $  917,789      $  2,224      $        --    $ 1,321,545
Property and equipment net......................      23,555       204,276         7,939               --        235,770
Goodwill and other intangible assets, net.......          --     4,970,526        92,100               --      5,062,626
Investment in subsidiaries......................   5,705,123       101,355            --       (5,806,478)            --
Other assets....................................   1,079,155     1,799,047        10,567       (1,425,758)     1,463,011
                                                  ----------    ----------      --------      -----------    -----------
TOTAL ASSETS....................................  $7,209,365    $7,992,993      $112,830      $(7,232,236)   $ 8,082,952
                                                  ==========    ==========      ========      ===========    ===========
Current liabilities.............................  $   27,798    $  801,335      $ 17,624      $        --    $   846,757
Long-term debt, less current portion                 498,364            --            --            3,277        501,641
Other liabilities...............................     321,984       371,536        13,373         (350,424)       356,469
Minority interest...............................          --        12,191            --            4,675         16,866
Interdivisional equity..........................          --     6,807,931        81,833       (6,889,764)            --
Stockholders' equity............................   6,361,219            --            --               --      6,361,219
                                                  ----------    ----------      --------      -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......  $7,209,365    $7,992,993      $112,830      $(7,232,236)   $ 8,082,952
                                                  ==========    ==========      ========      ===========    ===========

STATEMENT OF OPERATIONS FOR THE THREE MONTHS
  ENDED JUNE 30, 2001
Revenue.........................................  $       --    $  900,271      $ 14,269      $        --    $   914,540
Operating expenses..............................      (8,248)     (746,349)      (44,833)              --       (799,430)
Interest expense, net...........................          --        (8,419)           84               --         (8,335)
Other income (expense), net.....................      99,053        (5,743)       (7,844)         (99,071)       (13,605)
Provision for income taxes......................          --        (4,741)       (1,476)              --         (6,217)
Minority interest...............................          --        (1,439)           --            5,291          3,852
                                                  ----------    ----------      --------      -----------    -----------
NET EARNINGS (LOSS).............................  $   90,805    $  133,580      $(39,800)     $   (93,780)   $    90,805
                                                  ==========    ==========      ========      ===========    ===========

STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED
  JUNE 30, 2001
Revenue.........................................  $       --    $1,793,603      $ 28,593      $        --    $ 1,822,196
Operating expenses..............................     (18,013)   (1,491,450)      (82,706)              --     (1,592,169)
Interest expense, net...........................       3,228       (16,736)          295               --        (13,213)
Other income (expense), net.....................     205,207       (10,846)       (9,816)        (205,225)       (20,680)
Provision for income taxes......................          --        (8,128)       (3,676)              --        (11,804)
Minority interest...............................          --        (2,950)           --            9,042          6,092
                                                  ----------    ----------      --------      -----------    -----------
Income (loss) before cumulative effect on
  accounting change.............................     190,422       263,493       (67,310)        (196,183)       190,422
Cumulative effect on accounting change..........       6,470         6,470            --           (6,470)         6,470
                                                  ----------    ----------      --------      -----------    -----------
NET EARNINGS (LOSS).............................     196,892       269,963       (67,310)        (202,653)       196,892
                                                  ==========    ==========      ========      ===========    ===========

CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, 2001
Cash flows from operations......................  $  (15,384)   $  210,005      $(39,833)     $        --    $   154,788
Cash flows used in investing activities.........      (1,343)     (120,310)        4,785               --       (116,868)
Cash flows from financing activities............     335,623       (92,720)       17,999               --        260,902
Effect of exchange rate.........................        (139)       (1,704)           --               --         (1,843)
Cash at the beginning of the period.............      78,079       (22,574)       16,311               --         71,816
                                                  ----------    ----------      --------      -----------    -----------
CASH AT THE END OF THE PERIOD...................  $  396,836    $  (27,303)     $   (738)     $        --    $   368,795
                                                  ==========    ==========      ========      ===========    ===========