Form 10-Q
period 2001-09-30
USA NETWORKS INC
filed 2001-11-14
CIK 891103

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2001

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

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

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

    As of October 15, 2001, the following shares of the Registrant's capital stock were outstanding:

Common Stock................................................  313,996,640
Class B Common Stock........................................   63,033,452
                                                              -----------
Total.......................................................  377,030,092
Common Stock issuable upon exchange of outstanding
  exchangeable subsidiary equity............................  361,152,845
                                                              -----------
Total outstanding Common Stock, assuming full exchange of
  Class B Common Stock and exchangeable subsidiary equity...  738,182,937
                                                              ===========

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 15, 2001 was $4,869,299,804. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

    Assuming the exchange, as of October 15, 2001, of all equity securities of subsidiaries of the Registrant exchangeable for Common Stock of the Registrant, the Registrant would have outstanding 738,182,937 shares of Common Stock with an aggregate market value of $14,933,440,816.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      USA NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                              -----------------------   -----------------------
                                                                 2001         2000         2001         2000
                                                              ----------   ----------   ----------   ----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES
    USA ENTERTAINMENT
  Cable and studios.........................................  $  398,211   $  336,047   $1,280,065   $1,105,688
  Emerging networks.........................................       5,784        8,591       18,125       12,862
  Filmed entertainment......................................      15,995       14,468      129,562       65,548
    USA ELECTRONIC RETAILING
  Electronic retailing......................................     453,447      427,058    1,364,248    1,245,323
    USA INFORMATION AND SERVICES
  Ticketing operations......................................     133,897      124,929      447,904      395,909
  Hotel reservations........................................     151,242       94,619      394,830      227,964
  Teleservices..............................................      72,610       70,162      228,926      140,374
  Match.....................................................      12,477        7,600       31,686       21,978
  Citysearch and related....................................      11,079       13,962       35,852       36,798
  Electronic commerce solutions.............................       4,817        7,174       15,560       15,634
  Styleclick................................................         901        5,147        7,358       17,556
  Intersegment elimination..................................      (4,128)          --      (10,659)          --
                                                              ----------   ----------   ----------   ----------
  Total net revenues........................................   1,256,332    1,109,757    3,943,457    3,285,634
Operating costs and expenses:
  Cost of sales.............................................     579,744      523,087    1,809,063    1,471,554
  Program costs.............................................     166,917      146,000      569,423      485,037
  Selling and marketing.....................................     169,888      135,749      468,278      389,231
  General and administrative................................     111,774      105,077      331,235      299,540
  Other operating costs.....................................      30,865       27,217       88,577       70,883
  Amortization of cable distribution fees...................       9,986        8,845       29,384       25,335
  Amortization of non-cash distribution and marketing
    expense.................................................       5,218        2,693       19,866        4,566
  Amortization of non-cash compensation expense.............       1,268        1,235        5,431        7,391
  Depreciation and amortization.............................     142,948      137,012      427,077      369,970
                                                              ----------   ----------   ----------   ----------
  Total operating costs and expenses........................   1,218,608    1,086,915    3,748,334    3,123,507
                                                              ----------   ----------   ----------   ----------
  Operating profit..........................................      37,724       22,842      195,123      162,127
Other income (expense):
  Interest income...........................................       8,658       12,163       23,850       38,051
  Interest expense..........................................     (18,789)     (20,341)     (58,312)     (62,006)
  Other, net................................................     (12,943)      69,920      (33,196)      67,360
                                                              ----------   ----------   ----------   ----------
                                                                 (23,074)      61,742      (67,658)      43,405
                                                              ----------   ----------   ----------   ----------
Earnings from continuing operations before income taxes,
  minority interest and cumulative effect of accounting
  change....................................................      14,650       84,584      127,465      205,532
Income tax expense..........................................     (21,901)     (27,452)     (71,191)     (86,524)
Minority interest...........................................     (33,192)     (63,004)    (124,378)    (145,299)
                                                              ----------   ----------   ----------   ----------
LOSS FROM CONTINUING OPERATIONS.............................  $  (40,443)  $   (5,872)  $  (68,104)  $  (26,291)
DISCONTINUED OPERATIONS:
Discontinued operations, net of tax.........................          --      (14,367)          --      (41,407)
Gain on disposal of Broadcasting stations, net of tax.......     468,018           --      517,847           --
                                                              ----------   ----------   ----------   ----------
Earnings (loss) before cumulative effect of accounting
  change, net of tax........................................     427,575      (20,239)     449,743      (67,698)
Cumulative effect of accounting change, net of tax..........          --           --       (9,187)          --
                                                              ----------   ----------   ----------   ----------
NET EARNINGS (LOSS).........................................  $  427,575   $  (20,239)  $  440,556   $  (67,698)
                                                              ==========   ==========   ==========   ==========
LOSS PER SHARE FROM CONTINUING OPERATIONS:
  Basic and diluted loss....................................  $     (.11)  $     (.02)  $     (.18)  $     (.07)
EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE:
  Basic earnings (loss) per common share....................  $     1.14   $     (.06)  $     1.21   $     (.19)
  Diluted earnings (loss) per common share..................  $      .59   $     (.06)  $      .70   $     (.19)
NET EARNINGS (LOSS) PER SHARE:
  Basic earnings (loss) per common share....................  $     1.14   $     (.06)  $     1.18   $     (.19)
  Diluted earnings (loss) per common share..................  $      .59   $     (.06)  $      .69   $     (.19)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                       2001                2000
                                                                  --------------       -------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                               ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................       $   899,759          $   244,223
Restricted cash equivalents.................................             5,285                2,021
Marketable securities.......................................           143,676              126,352
Accounts and notes receivable, net of allowance of $72,374
  and $61,141, respectively.................................         1,281,711              646,196
Inventories, net............................................           445,628              404,468
Investments held for sale...................................               320                  750
Deferred tax assets.........................................            59,211               43,975
Other current assets, net...................................            73,161               52,631
Net current assets of discontinued operations...............                --                7,788
                                                                   -----------          -----------
      Total current assets..................................         2,908,751            1,528,404

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................           359,784              322,140
Buildings and leasehold improvements........................           140,937              132,874
Furniture and other equipment...............................           119,393              100,734
Land........................................................            15,605               15,658
Projects in progress........................................            38,033               45,084
                                                                   -----------          -----------
                                                                       673,752              616,490
      Less accumulated depreciation and amortization........          (253,927)            (172,496)
                                                                   -----------          -----------
                                                                       419,825              443,994

OTHER ASSETS
Intangible assets, net......................................         7,345,565            7,461,862
Cable distribution fees, net................................           148,449              159,473
Long-term investments.......................................            52,633               49,355
Notes and accounts receivable, net of current portion
  ($81,091 and $22,575 from related parties)................           137,509               38,301
Advance to Universal........................................            39,848               95,220
Inventories, net............................................           518,545              485,941
Deferred charges and other, net.............................           116,782               83,239
Net non-current assets of discontinued operations...........                --              128,081
                                                                   -----------          -----------
                                                                   $11,687,907          $10,473,870
                                                                   ===========          ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                    2001              2000
                                                              ----------------   ---------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................    $    41,772        $    25,457
Accounts payable, trade.....................................        254,721            283,066
Accounts payable, client accounts...........................        118,095             97,687
Obligations for program rights and film costs...............        293,004            283,812
Cable distribution fees payable.............................         33,556             33,598
Deferred revenue............................................        141,736             93,125
Other accrued liabilities...................................        778,646            356,502
                                                                -----------        -----------
      Total current liabilities.............................      1,661,530          1,173,247
LONG-TERM OBLIGATIONS (net of current maturities)...........        545,584            552,501
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................        325,303            295,210
OTHER LONG-TERM LIABILITIES.................................         88,551             97,526
DEFERRED INCOME TAXES.......................................        129,963             98,378
MINORITY INTEREST...........................................      4,943,105          4,817,137

STOCKHOLDERS' EQUITY
Preferred stock--$.01 par value; authorized 15,000,000
  shares; no shares issued and outstanding..................             --                 --
Common stock--$.01 par value; authorized 1,600,000,000
  shares; issued and outstanding, 313,953,890 and
  305,436,198 shares, respectively..........................          3,139              3,055
Class B--convertible common stock--$.01 par value;
  authorized, 400,000,000 shares; issued and outstanding,
  63,033,452 shares.........................................            630                630
Additional paid-in capital..................................      3,913,058          3,793,764
Retained earnings (Accumulated deficit).....................        238,215           (202,341)
Accumulated other comprehensive loss........................        (15,359)           (10,825)
Treasury stock..............................................       (140,814)          (139,414)
Note receivable from key executive for common stock
  issuance..................................................         (4,998)            (4,998)
                                                                -----------        -----------
      Total stockholders' equity............................      3,993,871          3,439,871
                                                                -----------        -----------
                                                                $11,687,907        $10,473,870
                                                                ===========        ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                                                       NOTE
                                                                                                                    RECEIVABLE
                                                                                                                     FROM KEY
                                                                                                                    EXECUTIVE
                                                        CLASS B                               ACCUM.                   FOR
                                                      CONVERTIBLE     ADDIT.                  OTHER                   COMMON
                                            COMMON      COMMON       PAID-IN      ACCUM.      COMP.     TREASURY      STOCK
                                TOTAL       STOCK        STOCK       CAPITAL      DEFICIT      LOSS       STOCK      ISSUANCE
                              ----------   --------   -----------   ----------   ---------   --------   ---------   ----------
                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  2000......................  $3,439,871    $3,055       $630       $3,793,764   $(202,341)  $(10,825)  $(139,414)   $(4,998)
Comprehensive income:
  Net earnings for the nine
    months ended
    September 30, 2001......     440,556        --         --               --     440,556         --          --         --
  Decrease in unrealized
    gains in available for
    sale securities.........         (37)       --         --               --          --        (37)         --         --
  Foreign currency
    translation.............      (4,497)       --         --               --          --     (4,497)         --         --
                              ----------
  Comprehensive income......     436,022
                              ----------
Issuance of common stock
  upon exercise of stock
  options...................      73,545        83         --           73,462          --         --          --         --
Income tax benefit related
  to stock options
  exercised.................      41,286        --         --           41,286          --         --          --         --
Issuance of stock in
  connection with other
  transactions..............       4,548         2         --            4,546          --         --          --         --
Purchase of Treasury
  Stock.....................      (1,401)       (1)        --               --          --         --      (1,400)        --
                              ----------    ------       ----       ----------   ---------   --------   ---------    -------
BALANCE AT SEPTEMBER 30,
  2001......................  $3,993,871    $3,139       $630       $3,913,058   $ 238,215   $(15,359)  $(140,814)   $(4,998)
                              ==========    ======       ====       ==========   =========   ========   =========    =======

    Accumulated other comprehensive income is comprised of unrealized (losses) gains on available for sale securities of $(5,598) and $(5,561) at September 30, 2001 and December 31, 2000, respectively and foreign currency translation adjustments of $(9,761) and $(5,264) at September 30, 2001 and December 31, 2000, respectively.

    Comprehensive income for the three months ended September 30, 2001 was $430,485.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Cash Flows From Operating Activities:
  Loss from continuing operations...........................  $ (68,104)  $ (26,291)
      Adjustments to reconcile net loss from continuing
        operations to net cash provided by operating
        activities:
    Depreciation and amortization...........................    427,077     369,970
    Amortization of cable distribution fees.................     29,384      25,335
    Amortization of program rights and film costs...........    550,363     474,142
    Amortization of deferred financing costs................      1,149       2,997
    Non-cash distribution and marketing expense.............     19,866       4,566
    Amortization of non-cash compensation expense...........      5,431       7,391
    Deferred income taxes...................................      4,945         544
    Equity in losses of unconsolidated affiliates...........     22,021      40,896
    Gain on sale of subsidiary stock........................         --    (108,343)
    Non-cash interest income................................     (3,396)     (6,880)
    Minority interest.......................................    124,378     145,299
    CHANGES IN CURRENT ASSETS AND LIABILITIES:
      Accounts receivable...................................    (65,833)    (52,972)
      Inventories...........................................      4,490      (1,888)
      Accounts payable......................................    (16,854)    (66,308)
      Accrued liabilities and deferred revenue..............     97,353     111,201
      Payment for program rights and film costs.............   (612,906)   (594,121)
      Increase in cable distribution fees...................    (18,511)    (39,251)
      Other, net............................................    (21,206)     15,991
                                                              ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    479,647     302,278
Cash Flows From Investing Activities:
  Acquisitions, net of cash acquired........................   (193,857)   (203,029)
  Capital expenditures......................................   (100,232)   (102,331)
  Recoupment of advance to Universal........................     58,698      68,333
  Increase in long-term investments and notes receivable....    (76,707)    (16,518)
  Purchase of marketable securities.........................    (21,373)    (78,172)
  Proceeds from sale of broadcasting stations...............    510,374          --
  Other, net................................................    (13,864)    (30,784)
                                                              ---------   ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........    163,039    (362,501)
Cash Flows From Financing Activities:
  Borrowings................................................     21,974      50,211
  Principal payments on long-term obligations...............    (11,941)    (81,926)
  Purchase of treasury stock................................     (1,401)   (129,908)
  Payment of mandatory tax distribution to LLC partners.....    (17,369)    (68,065)
  Proceeds from sale of subsidiary stock....................     10,447      92,604
  Proceeds from issuance of common stock and LLC shares.....     73,545     207,795
  Other, net................................................    (10,921)    (12,901)
                                                              ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     64,334      57,810
NET CASH USED IN DISCONTINUED OPERATIONS....................    (48,058)    (54,382)
  Effect of exchange rate changes on cash and cash
    equivalents.............................................     (3,426)     (4,133)
                                                              ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    655,536     (60,928)
Cash and cash equivalents at beginning of period............    244,223     423,176
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 899,759   $ 362,248
                                                              =========   =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--ORGANIZATION

    USA Networks, Inc. (the "Company" or "USA") is focused on the new convergence of entertainment, information and direct selling.

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

    On April 5, 2000, the Company acquired Precision Response Corporation ("PRC") (the "PRC Transaction"). See Note 3.

    As disclosed in our report for the quarterly period ended June 30, 2001, on July 16, 2001, USA announced an agreement to acquire a controlling interest in Expedia, Inc. (NASDAQ: EXPE), a leading provider of branded online travel services for leisure and small business travelers. Under the terms of the definitive agreement, USA will acquire up to 37,500,000 shares of Expedia common stock. The acquisition of Expedia is subject to customary closing conditions and is expected to close during the fourth quarter of 2001.

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

USA ELECTRONIC RETAILING

    - ELECTRONIC RETAILING, consisting primarily of HSN and America's Store, HSN International and HSN Interactive, including HSN.com.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION (CONTINUED)

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

    - MATCH, consisting of an online personals business.

    - CITYSEARCH AND RELATED, which primarily consists of Citysearch, which operates an online network that provides locally oriented services and information to users.

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

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

    FILM ACCOUNTING

    The Company adopted SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2") during the nine months ended September 30, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies.

    SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash expense of $9.2 million, net of tax. The net effect is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

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

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS

    The following unaudited pro forma condensed consolidated financial information for the nine months ended September 30, 2001 and 2000, is presented to show the results of the Company, as if the PRC Transaction and the Styleclick Transaction and the merger of Ticketmaster and Ticketmaster Online-Citysearch, which did not impact revenues or operating profit, but rather minority interest and income taxes, had occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to goodwill, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates. Note that the amounts exclude USAB, the sale of which was announced in December 2000 and is now presented as a discontinued operation.

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
                                                           (IN THOUSANDS,
                                                       EXCEPT PER SHARE DATA)
Net revenues.........................................  $3,943,457   $3,357,172
Loss from continuing operations......................     (69,640)     (65,954)
Basic and diluted loss from continuing operations per
  common share.......................................  $     (.19)  $     (.18)

NOTE 4--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2001:

    For the nine months ended September 30, 2001, interest accrued on the $200.0 million advance to Universal amounted to $3.3 million.

    For the nine months ended September 30, 2001, the Company incurred non-cash distribution and marketing expense of $19.9 million and non-cash compensation expense of $5.4 million.

    During the nine months ended September 30, 2001, the Company realized a pre-tax loss of $6.7 million related to the write-off of investments to fair value.

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

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--STATEMENTS OF CASH FLOWS (CONTINUED)

    On May 26, 2000, TMCS completed its acquisition of Ticketweb, Inc. ("Ticketweb"), by issuing approximately 1.8 million shares of TMCS Class B Common Stock for all of the outstanding stock of Ticketweb, for a total value of approximately $35.3 million.

    For the nine months ended September 30, 2000, interest accrued on the $200.0 million advance to Universal amounted to $6.9 million.

    For the nine months ended September 30, 2000, the Company incurred non-cash distribution and marketing expense of $4.6 million and non-cash compensation expense of $7.4 million.

    During the second quarter, the Company recorded $11.6 million of expenses related to an agreement with an executive. Of this amount, $3.8 million is a non-cash stock compensation charge related to restricted stock.

    During the third quarter, the Company realized a pre-tax loss of $30.5 million related to the write-off of investments to fair value.

NOTE 5--INDUSTRY SEGMENTS

    The Company operates principally in the following industry segments: Cable and studios, Emerging networks, Filmed entertainment, Electronic retailing, Ticketing operations, Hotel reservations, Teleservices, Match, Citysearch and related, Electronic commerce solutions and Styleclick. The Cable and studios segment consists of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming. The Emerging networks segment consists primarily of the cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site. The Filmed entertainment segment consists primarily of USA Films, which engages in the film distribution and production businesses. The Electronic retailing segment consists principally of the Home Shopping Network, America's Store, HSN International and HSN Interactive, including HSN.com, which are engaged in the sale of merchandise through electronic retailing. The Ticketing operations segment primarily consists of Ticketmaster and Ticketmaster.com, which provide offline and online automated ticketing services. The Hotel reservations segment consists of Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market. The Teleservices segment was formed on April 5, 2000 in conjunction with the acquisition of PRC, which handles outsourced customer care for both large corporations and high-growth internet-focused companies. The Match segment consists of an online personals business. The Citysearch and related segment primarily consists of Citysearch, which operates an online network that provides locally oriented services and information to users. The Electronic commerce solutions segment primarily represents the Company's electronic solutions business. The Styleclick segment represents Styleclick, a facilitator of e-commerce websites and Internet enabled applications.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--INDUSTRY SEGMENTS (CONTINUED)

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                -----------------------   -----------------------
                                                   2001         2000         2001         2000
                                                ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
REVENUE
USA ENTERTAINMENT
Cable and studios.............................  $  398,211   $  336,047   $1,280,065   $1,105,688
Emerging networks.............................       5,784        8,591       18,125       12,862
Filmed entertainment..........................      15,995       14,468      129,562       65,548
USA ELECTRONIC RETAILING
Electronic retailing..........................     453,447      427,058    1,364,248    1,245,323
USA INFORMATION AND SERVICES
Ticketing operations..........................     133,897      124,929      447,904      395,909
Hotel reservations............................     151,242       94,619      394,830      227,964
Teleservices..................................      72,610       70,162      228,926      140,374
Match.........................................      12,477        7,600       31,686       21,978
Citysearch and related........................      11,079       13,962       35,852       36,798
Electronic commerce solutions.................       4,817        7,174       15,560       15,634
Styleclick....................................         901        5,147        7,358       17,556
Intersegment Elimination......................      (4,128)          --      (10,659)          --
                                                ----------   ----------   ----------   ----------
                                                $1,256,332   $1,109,757   $3,943,457   $3,285,634
                                                ==========   ==========   ==========   ==========
OPERATING PROFIT (LOSS)
USA ENTERTAINMENT
Cable and studios.............................  $  124,558   $   90,394   $  397,680   $  312,371
Filmed entertainment..........................      (2,046)      (8,244)      (7,414)     (12,794)
Developing networks...........................      (4,860)      (1,875)     (13,998)      (6,669)
USA ELECTRONIC RETAILING
Electronic retailing..........................       5,179       27,232       44,320       92,041
USA INFORMATION AND SERVICES
Ticketing operations..........................        (651)      (2,735)      25,440       22,667
Hotel reservations............................       5,895        1,899       10,574        3,650
Teleservices..................................     (17,102)      (1,597)     (28,561)      (4,586)
Match.........................................       1,054       (2,565)      (5,704)      (9,003)
Citysearch and related........................     (40,540)     (45,789)    (123,123)    (137,112)
Electronic commerce solutions.................     (12,749)      (7,451)     (28,076)     (19,961)
Styleclick....................................      (5,525)     (18,156)     (36,496)     (37,382)
Other.........................................     (15,489)      (8,271)     (39,519)     (41,095)
                                                ----------   ----------   ----------   ----------
                                                $   37,724   $   22,842   $  195,123   $  162,127
                                                ==========   ==========   ==========   ==========

           The Company operates principally within the United States.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--GAIN ON SALE OF BROADCAST STATIONS

    In December 2000, the Company announced that Univision Communications Inc. ("Univision") would acquire, for $1.1 billion in cash, all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations. In August 2001, the Company completed the sale. The gain on the sale of the stations was $468 million, net of taxes of $343 million and $518 million, net of taxes of $377 million for the three and nine months ended September 30, 2001, respectively. To date, the Company has received proceeds of $510.4 million. A note receivable of $589.6 million is reflected in current assets.

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

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Net sales...................................................   $3,428     $4,632
Operating expenses..........................................    2,796      1,408
Operating income............................................      632      3,224
Net income..................................................    2,969      4,165

SUMMARY CONSOLIDATED BALANCE SHEETS

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2001            2000
                                                      -------------   ------------
                                                             (IN THOUSANDS)
Current assets......................................     $   441         $    --
Non-current assets..................................     163,822         158,561
Current liabilities.................................      14,251          17,021
Non-current liabilities.............................      38,768          38,902

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

    The following tables present condensed consolidating financial information for the three and nine months ended September 30, 2001 and 2000 for: (1) the Company on a stand-alone basis, (2) Holdco on a stand-alone basis, (3) USANi LLC on a stand-alone basis, (4) the combined Wholly Owned Subsidiary Guarantors (including Wholly Owned Subsidiary Guarantors that are wholly owned subsidiaries of USANi LLC), (5) the combined non-guarantor subsidiaries of the Company (including the non-guarantor subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries")), and (6) the Company on a consolidated basis.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

                                                                         WHOLLY
                                                                          OWNED
                                                            USANI      SUBSIDIARY    NON-GUARANTOR                       USA
                                   USA         HOLDCO        LLC       GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                ----------   ----------   ----------   -----------   --------------   ------------   ------------
                                                                         (IN THOUSANDS)
BALANCE SHEET AS OF SEPTEMBER
  30, 2001:
Current Assets................  $  609,572   $       --   $  677,026   $  965,065      $  657,088     $        --    $ 2,908,751
Property and equipment, net...          --           --       23,502      194,633         201,690              --        419,825
Goodwill and other intangible
  assets, net.................      72,122           --           --    4,809,036       2,464,407              --      7,345,565
Investment in subsidiaries....   3,585,269    1,317,087    7,061,144      101,355              --     (12,064,855)            --
Other assets..................      42,064           --           --      723,620         841,442        (593,360)     1,013,766
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Total assets..................  $4,309,027   $1,317,087   $7,761,672   $6,793,709      $4,164,627     $(12,658,215)  $11,687,907
                                ==========   ==========   ==========   ==========      ==========     ============   ===========
Current liabilities...........  $  413,467   $       --   $    2,835   $  715,951      $  535,598     $    (6,321)   $ 1,661,530
Long-term debt, less current
  portion.....................          --           --      498,439        1,634          45,511              --        545,584
Other liabilities.............    (110,593)          --      942,604      375,084         549,209      (1,212,487)       543,817
Minority interest.............          --           --     (141,138)     162,362         385,197       4,536,684      4,943,105
Interdivisional equity........      12,282           --           --    5,538,678       2,649,112      (8,200,072)            --
Stockholders' equity..........   3,993,871    1,317,087    6,458,932           --              --      (7,776,019)     3,993,871
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Total liabilities and
  stockholders equity.........  $4,309,027   $1,317,087   $7,761,672   $6,793,709      $4,164,627     $(12,658,215)  $11,687,907
                                ==========   ==========   ==========   ==========      ==========     ============   ===========

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 8-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                                                                         WHOLLY
                                                                          OWNED
                                                            USANI      SUBSIDIARY    NON-GUARANTOR                       USA
                                   USA         HOLDCO        LLC       GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                ----------   ----------   ----------   -----------   --------------   ------------   ------------
                                                                         (IN THOUSANDS)
STATEMENT OF OPERATIONS FOR
  THE THREE MONTHS ENDED
  SEPTEMBER 30, 2001
Revenue.......................  $       --   $       --   $       --   $  784,541      $  476,349     $    (4,558)   $ 1,256,332
Operating expenses............      (3,411)          --      (11,878)    (654,017)       (553,860)          4,558     (1,218,608)
Interest expense, net.........      (5,253)          --        2,455       (8,104)            771              --        (10,131)
Other income, expense.........     (31,779)      18,023       92,347          108         (13,051)        (78,591)       (12,943)
Income tax expense............          --           --           --      (20,606)         (1,295)             --        (21,901)
Minority interest.............          --           --           --      (51,613)         18,421              --        (33,192)
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Earnings (loss) from
  continuing operations.......  $  (40,443)  $   18,023   $   82,924   $   50,309      $  (72,665)    $   (78,591)   $   (40,443)
Gain on disposal of
  Broadcasting Stations.......     468,018           --           --           --              --              --        468,018
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Net earnings (loss)...........  $  427,575   $   18,023   $   82,924   $   50,309      $  (72,665)    $   (78,591)   $   427,575
                                ==========   ==========   ==========   ==========      ==========     ============   ===========
STATEMENT OF OPERATIONS FOR
  THE NINE MONTHS ENDED
  SEPTEMBER 30, 2001
Revenue.......................  $       --   $       --   $       --   $2,448,238      $1,507,042     $   (11,823)   $ 3,943,457
Operating expenses............      (8,481)          --      (29,892)  (2,017,292)     (1,704,492)         11,823     (3,748,334)
Interest expense, net.........     (18,195)          --        5,665      (24,478)          2,546              --        (34,462)
Other income, expense.........     (41,428)      68,849      304,043       (7,297)        (25,899)       (331,464)       (33,196)
Provision for income taxes....          --           --           --      (56,598)        (14,593)             --        (71,191)
Minority interest.............          --           --           --     (173,353)         48,975              --       (124,378)
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Earnings (loss) from
  continuing operations.......  $  (68,104)  $   68,849   $  279,816   $  169,220      $ (186,421)    $  (331,464)   $   (68,104)
Gain on disposal of
  Broadcasting Stations.......     517,847           --           --           --              --              --        517,847
Cumulative effect of
  accounting change...........      (9,187)          --           --        2,438         (11,625)          9,187         (9,187)
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Net earnings (loss)...........  $  440,556   $   68,849   $  279,816   $  171,658      $ (198,046)    $  (322,277)   $   440,556
                                ==========   ==========   ==========   ==========      ==========     ============   ===========
CASH FLOW FOR THE NINE MONTHS
  ENDED SEPTEMBER 30, 2001
Cash flow from (used in)
  operations..................  $  (18,882)  $       --   $   (9,300)  $  408,452      $   99,377     $        --    $   479,647
Cash flow provided (used in)
  investing activities........      54,240           --       (4,367)     (76,229)        189,395              --        163,039
Cash flow from financing
  activities..................     (35,358)          --      652,265     (273,517)       (279,056)             --         64,334
Net Cash used by Discontinued
  Operations..................          --           --           --      (48,058)             --              --        (48,058)
Effect of exchange rate.......          --           --         (278)          91          (3,239)             --         (3,426)
Cash at beginning of period...          --           --       78,079      (28,949)        195,093              --        244,223
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Cash at end of period.........  $       --   $       --   $  716,399   $  (18,210)     $  201,570     $        --    $   899,759
                                ==========   ==========   ==========   ==========      ==========     ============   ===========

                      USA NETWORKS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 8-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                                                                         WHOLLY
                                                                          OWNED
                                                            USANI      SUBSIDIARY    NON-GUARANTOR                       USA
                                   USA         HOLDCO        LLC       GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                ----------   ----------   ----------   -----------   --------------   ------------   ------------
                                                                         (IN THOUSANDS)
STATEMENT OF OPERATIONS FOR
  THE THREE MONTHS ENDED
  SEPTEMBER 30, 2000
Revenue.......................  $       --   $       --   $       --   $  719,812      $  391,878     $    (1,933)   $ 1,109,757
Operating expenses............      (3,353)          --       (5,764)    (615,381)       (464,350)          1,933     (1,086,915)
Interest expense, net.........      (7,718)          --        6,471       (5,836)         (1,095)             --         (8,178)
Other income, expense.........       6,019       34,197      147,313      (46,172)         (1,987)        (69,450)        69,920
Income tax expense............        (820)          --           --      (17,856)         (8,776)             --        (27,452)
Minority interest.............          --           --           --       (4,087)         28,309         (87,226)       (63,004)
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Earnings (loss) from
  continuing operations.......      (5,872)      34,197      148,020       30,480         (56,021)       (156,676)        (5,872)
Earnings (loss) from
  discontinued operations.....     (14,367)          --           --      (14,367)             --          14,367        (14,367)
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Net earnings (loss)...........  $  (20,239)  $   34,197   $  148,020   $   16,113      $  (56,021)    $  (142,309)   $   (20,239)
                                ==========   ==========   ==========   ==========      ==========     ============   ===========
STATEMENT OF OPERATIONS FOR
  THE NINE MONTHS ENDED
  SEPTEMBER 30, 2000
Revenue.......................  $       --   $       --   $       --   $2,207,099      $1,080,352     $    (1,817)   $ 3,285,634
Operating expenses............     (12,164)          --      (29,627)  (1,856,120)     (1,227,332)          1,736     (3,123,507)
Interest expense, net.........     (18,499)          --       16,260      (20,024)         (1,692)             --        (23,955)
Other income, expense.........       3,850       78,571      382,640      (72,179)         (5,442)       (320,080)        67,360
Provision for income taxes....         522           --      (27,351)     (36,017)        (23,678)             --        (86,524)
Minority interest.............          --           --           --       (8,778)         71,998        (208,519)      (145,299)
                                        --           --           --           --              --              --             --
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Earnings (loss) from
  continuing operations.......     (26,291)      78,571      341,922      213,981        (105,794)       (528,680)       (26,291)
Earnings (loss) from
  discontinued operations.....     (41,407)          --           --      (41,407)             --          41,407        (41,407)
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Net earnings (loss)...........  $  (67,698)  $   78,571   $  341,922   $  172,574      $ (105,794)    $  (487,273)   $   (67,698)
                                ==========   ==========   ==========   ==========      ==========     ============   ===========
CASH FLOW FOR THE NINE MONTHS
  ENDED SEPTEMBER 30, 2000
Cash flow from (used in)
  operations..................  $  (29,055)  $       --   $   (2,018)  $  304,656      $   28,695     $        --    $   302,278
Cash flow provided (used in)
  investing activities........       9,870           --      (44,131)    (165,498)       (162,742)             --       (362,501)
Cash flow from financing
  activities..................      19,185           --      (63,944)    (124,514)        227,083              --         57,810
Net Cash used by discontinued
  operations..................          --           --           --      (54,382)             --              --        (54,382)
Effect of exchange rate.......          --           --           --          (15)         (4,118)             --         (4,133)
Cash at beginning of period...          --           --      276,678      (25,067)        171,565              --        423,176
                                ----------   ----------   ----------   ----------      ----------     ------------   -----------
Cash at end of period.........  $       --   $       --   $  166,585   $  (64,820)     $  260,483     $        --    $   362,248
                                ==========   ==========   ==========   ==========      ==========     ============   ===========

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

    USA is focused on the new convergence of entertainment, information and direct selling. USA adopted its present corporate structure in 1998 when it acquired USA Networks (consisting of USA Networks and Sci Fi Channel Cable television networks) and the domestic television production and distribution business of Universal Studios, Inc. (the "Universal Transaction"). USA maintains control and management of Home Shopping Network, Inc. ("Holdco") and USANi LLC, and manages the businesses held by USANi LLC in substantially the same manner as they would be if USA held them directly through wholly owned subsidiaries.

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

    As disclosed in our report for the quarterly period ended June 30, 2001, on July 16, 2001, USA announced an agreement to acquire a controlling interest in Expedia, Inc. (NASDAQ: EXPE), a leading provider of branded online travel services for leisure and small business travelers. Under the terms of the definitive agreement, USA will acquire up to 37,500,000 shares of Expedia common stock. The acquisition of Expedia is subject to customary closing conditions and is expected to close during the fourth quarter of 2001.

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

    - MATCH, consisting of an online personals business.

    - CITYSEARCH AND RELATED, which primarily consists of Citysearch, which operates an online network that provides locally oriented services and information to users.

    - USA ELECTRONIC COMMERCE SOLUTIONS, which primarily represents the Company's electronic commerce solutions business.

    - STYLECLICK, a facilitator of e-commerce websites and Internet enabled applications.

EVENTS OF SEPTEMBER 11TH

    Before September 11th, the Company was tracking to achieve very healthy revenue and EBITDA growth for the operating businesses, as the Company anticipated that revenue would grow in the high teens and EBITDA would grow well in excess of 20%. However, the events of September 11th changed everything for the third quarter and probably, at least, the fourth quarter. For the fourth quarter, we expect EBITDA from our Operating Businesses to decline by 12% to 16%, on flattish revenue growth, as compared to Q4 2000. This weak quarterly performance is due largely to the continuing effects of the national tragedy, including an accelerated downward impact on the advertising market. HSN, however, has returned to its normal level of business, and, therefore anticipates positive performance in the fourth quarter, but it's sales results may be negatively affected by reduced computer sales (which contributed almost $50 million in sales during Q4'00).

EBITDA

    EBITDA is defined as net income plus (1) provision for income taxes,
(2) minority interest, (3) interest income and expense, (4) depreciation and amortization, (5) amortization of cable distribution fees, and (6) amortization of non-cash distribution and marketing expense and non-cash compensation expense. EBITDA is presented here as a management tool and as a valuation methodology for companies in the media, entertainment and communications industries. EBITDA does not purport to represent cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

    THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, NEW DEVELOPMENTS, NEW MERCHANDISING STRATEGIES AND SIMILAR MATTERS. STATEMENTS IN THIS REPORT THAT ARE NOT HISTORICAL FACTS ARE HEREBY IDENTIFIED AS "FORWARD-LOOKING STATEMENTS" FOR THE PURPOSE OF THE SAFE HARBOR PROVIDED BY SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 27A OF THE SECURITIES ACT OF 1933. FORWARD-LOOKING STATEMENTS, WHEREVER THEY OCCUR IN THIS REPORT, ARE NECESSARILY ESTIMATES REFLECTING THE BEST JUDGMENT OF THE SENIOR MANAGEMENT OF THE COMPANY AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SUGGESTED BY THE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS SHOULD, THEREFORE, BE CONSIDERED IN LIGHT OF VARIOUS IMPORTANT FACTORS, INCLUDING THOSE SET FORTH IN THIS REPORT. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE OPERATIONS, PERFORMANCE, DEVELOPMENT AND RESULTS OF THE COMPANY'S BUSINESS INCLUDE, BUT ARE NOT LIMITED TO, THE
FOLLOWING: MATERIAL ADVERSE CHANGES IN ECONOMIC CONDITIONS GENERALLY OR IN THE MARKETS SERVED BY THE COMPANY; FUTURE REGULATORY AND LEGISLATIVE ACTIONS AFFECTING THE COMPANY'S OPERATING AREAS; COMPETITION FROM OTHERS; PRODUCT

DEMAND AND MARKET ACCEPTANCE; THE ABILITY TO PROTECT PROPRIETARY INFORMATION AND TECHNOLOGY OR TO OBTAIN NECESSARY LICENSES ON COMMERCIALLY REASONABLE TERMS; THE ABILITY TO EXPAND INTO AND SUCCESSFULLY OPERATE IN FOREIGN MARKETS; AND OBTAINING AND RETAINING SKILLED WORKERS AND KEY EXECUTIVES. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

    The pro forma information is not necessarily indicative of the revenues and costs which would have actually been reported had the Styleclick Transaction and the PRC Transaction occurred at the beginning of the respective periods, nor is it necessarily indicative of future results.

    Reference should be made to the Consolidated Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

                             CONTINUING OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

    The PRC Transaction and the Styleclick Transaction resulted in increases in net revenues, operating costs and expenses and minority interest. However, no significant discussion of these fluctuations is presented.

NET REVENUES

    For the three months ended September 30, 2001, revenues increased by $146.6 million, or 13.2%, to $1.26 billion from $1.11 billion in 2000 primarily due to increases of $62.2 million, $56.6 million, $26.4 million, $9.0 million and $4.9 million from the Cable and studios, Hotel reservations, Electronic retailing, Ticketing operations and Match businesses, respectively. For the nine months ended September 30, 2001, revenues increased by $657.8 million, or 20.0%, to $3.94 billion from $3.29 billion in 2000 primarily due to increases of $168.6 million, $166.9 million, $118.9 million, $83.7 million, $64.0 million and $52.0 million from the Cable and studios, Hotel reservations, Electronic retailing, Teleservices, which was acquired in April 2000, Filmed entertainment and Ticketing operations, respectively. The Cable and studios increase resulted from significant increases in license fees earned by Studios USA, including amounts related to the three Law & Order programs currently airing on NBC, increased license fees earned in secondary markets, and increased revenues associated with THE DISTRICT. Revenues at Cable increased slightly, due mainly to a $16 million adjustment related to affiliate fees recorded in Q3 2001. Advertising revenue was lower than the prior year due to the weak advertising market, which was worsened by the events of September 11th. Note that the cable networks provided $1.8 million of advertising to Citysearch and Match in the three months ended September 30, 2001. In addition, the networks recognized $17.3 million of barter revenue pursuant to agreements with third parties. The Hotel reservations increase resulted from increased room sales through HRN's Internet sites, from significant expansion of affiliate marketing programs to over 22.8 million in 2001 from 13.4 million in 2000, an increase in the number of hotels in existing cities as well as expansion into 88 new cities and the acquisition of TravelNow in February 2001. The number of room nights sold increased to 1.2 million in the three months ended September 30, 2001 compared to .7 million in 2000, and 3.1 million in the nine months ended September 30, 2001 compared to 1.7 million in 2000. Note that sales were impacted by September 11th due to the high volume of cancellations after the attacks. The Electronic retailing increase primarily resulted from Home Shopping Network's domestic business, which generated increased sales in the three and nine months ended September 30, 2001 of $27.6 million and $92.4 million, respectively, including increased sales of $23.4 million and $60.2 million, respectively, from HSN.com. In addition, the Improvements business purchased in 2001 contributed $15.6 million of revenue. On-air sales declined in the quarter $11.5 million due to a dramatic, but relatively short-lived, decline in viewership following the national tragedy of September 11th. HSN ceased its live programming shortly after the attacks and aired live news programming from USA Cable's NWI. For the three months ended September 30, 2001, total units shipped domestically increased slightly to 8.8 million units compared to 8.6 million units in 2000, while the return rate decreased slightly to 19.4% from 19.8% in 2000. Electronic retailing operations in Germany had decreased sales of $3.0 million in the three months ended September 30, 2001, as revenues were $50.8 million in the three months ended September 30, 2001 compared to $53.8 million. The decreased sales reflect in part operating challenges associated with the addition of 4 live hours of programming earlier in the year, as sales continued to be hindered by the conversion to a new order management system, which delayed certain shipments. Furthermore, the return rate increased to 35.2% from 25.7% in 2000. Net revenues in Germany for the nine months ended September 30, 2001 increased by $20.2 million to $182.4 million compared to $162.2 million in 2000. The Ticketing operations increases are due to an increase in average per ticket convenience and handling revenue of 9% to $6.20 from $5.67 for the three months and 8% increase from $5.67 to $6.15 for the nine month period. In the three months ended September 30, 2001, the number of tickets sold decreased slightly to 19.3 million from 20.2 million in 2000, due to reduced ticket sales, event postponements and event cancellations following September 11th. Also, net revenues increased, to a lesser extent, due to the acquisition of ReserveAmerica in February 2001. For the nine months ended September 30, 2001, the number of tickets sold increased to 66.4 million from
64.3 million, due primarily to an overall increase in tickets sold within existing markets and the acquisition of Admission Canada in April 2000, TicketWeb in May 2000, and the consolidation of Ticketmaster Ireland. The percentage of tickets sold online for the three months ended September 30, 2001 is approximately 31.9%, as compared to 25.6% in 2000. The Match increase is due to increased subscription revenue, as the personals operations had 252,700 paying subscribers compared to 156,945 at year-end 2000 and an increase in subscription prices. Furthermore, the personals operations attracted a monthly average of 2.4 million unique users in the third quarter of 2001, a 41.2% increase over 2000.

OPERATING COSTS AND EXPENSES

    For the three months ended September 30, 2001, operating expenses increased by $131.7 million, or 12.1%, to $1.22 billion from $1.09 billion in 2000, primarily due to increases in costs related to revenues and other costs of $122.1 million, including $48.8 million from Hotel reservations, $43.1 million from Electronic retailing, $25.4 million from Cable and studios, $6.6 million from Ticketing operations and $5.7 million from Teleservices. In addition, for the three months ended September 30, 2001, depreciation and amortization increased $5.9 million. For the nine months ended September 30, 2001, operating expenses increased by $624.8 million, or 20.0%, to $3.75 billion from $3.12 billion in 2000, primarily due to increases in costs related to revenues and other costs of $550.3 million, including $149.1 million from Electronic retailing, $143.3 million from Hotel reservations, $83.5 million from Teleservices, which was acquired in April 2000, $81.1 million from Cable and studios, $58.0 million from Filmed entertainment and $42.8 million from Ticketing operations. In addition, for the nine months ended September 30, 2001, depreciation and amortization increased $57.1 million, primarily from the acquisition of PRC and fixed asset additions. The Hotel reservations increase in costs is primarily due to increased sales, including an increased percentage of revenue attributable to affiliate and travel agents that earn commissions (sales from affiliate websites accounted for approximately 66% of the total revenues, as compared to approximately 53% in the comparable periods). Gross profit margin for the three months ended September 30, 2001 decreased slightly to 30.1% from 30.5% due to a decline in gross profit margin of HRN's historical business offset partially by the acquisition of TravelNow, which has higher gross margins. The decline in margin for the historical business resulted from HRN's decision to focus on increasing market share and the absolute amount of gross profit instead solely on gross profit margin. Additionally, HRN established a reserve against the impact of the events of September 11th, which resulted in a slight reduction of margin. For Electronic retailing, domestic costs increased due to higher fixed overhead costs for fulfillment, which helped contribute, along with pricing incentives offered after September 11th, to a lower gross margin of 32.0% as compared to 34.6% in the prior year. Furthermore, the Company incurred higher selling and marketing costs, including programs to attract new customers, and costs related to the Improvements business, which was purchased in 2001. Internationally, costs increased in Germany due to the decline in gross margin to 29.1% from 36.1% in 2000, increased investments in adding an additional 4 live hours of programming and increased marketing expenses for new product lines. The Cable and studios increase resulted primarily from costs associated with the increased revenues of all of the businesses, including the costs of providing increased product to the broadcast networks, and $5.1 million of higher expense for development costs, offset partially by efficient use of programming by Cable, resulting in reduced program amortization, and increased usage of internally developed product. The Ticketing operations increase resulted primarily from higher ticketing operations revenue, as the costs are primarily variable in nature. The Teleservices increases resulted primarily from increased operations and costs associated with obtaining new clients.

    The three and nine months ended September 30, 2001 reflect restructuring and one-time charges of $12.3 million and $29.4 million ($17.0 million of EBITDA), respectively. The amounts represent non-recurring charges related to restructuring operations, consolidating Styleclick's operations in Chicago, the shut down of the Firstauction.com website, and employee terminations and benefits.

OTHER INCOME (EXPENSE)

    For the three and nine months ended September 30, 2001, net interest expense increased by $2.0 million and $10.5 million, respectively, compared to 2000 primarily due to lower short-term investment levels and lower rates for interest income. Other expense, net for the three and nine months ended September 30, 2001 decreased $82.9 million and $100.6 million, respectively, due primarily to the $104.6 million gain recognized in the three months ended September 30, 2000 related to the merger of ISN and Styleclick, offset partially by the write-off of certain investments and increased equity losses in unconsolidated subsidiaries. Also, during the three months ended September 30, 2001, the Company wrote-down the assets of its equity holdings in certain Internet ventures based upon an other than temporary decline in value of those ventures due to the prevailing business conditions, resulting in a charge of $6.7 million.

INCOME TAXES

    USA's effective tax rate, computed before the impact of minority interest, of 149.5% and 55.9% for the three and nine months ended September 30, 2001 was higher than the statutory rate due to the impact on taxable income of non-deductible goodwill, consolidated book losses not consolidated into taxable income and state income taxes.

MINORITY INTEREST

    For the periods presented, minority interest primarily represented Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Holdco, the public's ownership in Ticketmaster, the public's ownership interest in HRN since February 25, 2000 and the public's ownership interest in Styleclick since July 27, 2000.

GAIN ON SALE OF BROADCASTING STATIONS AND DISENGAGEMENT EXPENSES

    In December 2000, the Company announced that Univision Communications Inc. ("Univision") would acquire, for $1.1 billion in cash, all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations. In August 2001, the Company completed the sale. The gain on the sale of the stations was $468 million, net of taxes of $343 million and $518 million, net of taxes of $377 million for the three and nine months ended September 30, 2001, respectively. To date, the Company has received proceeds of $510.4 million. A note receivable of $589.6 million is reflected in current assets.

    The majority of the stations are located in the largest markets in the country and air HSN on a 24-hour basis. As of January 2002, HSN will have switched it distribution in these markets directly to cable carriage. As a result, HSN will lose approximately 12 million homes and accordingly, HSN's operating results will be affected. Fortunately, sales from broadcast only homes are very, very low in comparison to sales from cable homes. So HSN's losses attributable to disengagement is expected to be limited. HSN anticipates losing sales, which translates on a pro forma basis for 2001, of $108 million and EBITDA of $15 million. These anticipated losses are consistent with previous disclosures in the Company's 10-K filing, in which it was stated that disengagement losses would equal approximately 6% of HSN's sales and EBITDA. In addition, in order to effectively transfer HSN's distribution to cable (which has been accomplished), USA will incur charges of approximately $100 million in the form of payments to cable operators and related marketing expenses. These disengagement costs will not impact EBITDA. Approximately $5 million of these costs will be incurred in 2001 and $53 million in 2002. In effect, this approximate $100 million payment will reduce USA's pre-tax proceeds from the Univision transaction to $1 billion.

DISCONTINUED OPERATIONS

    The loss for USAB for the three and nine months ended September 30, 2000 was $14.4 million and $41.4 million, respectively, net of tax benefits of $5.1 million and $13.7 million, respectively, and is presented as a discontinued operation.

           PRO FORMA QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. PRO FORMA QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

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

        UNAUDITED COMBINED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                -----------------------   -----------------------
                                                   2001         2000         2001         2000
                                                ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
NET REVENUES:
  USA ENTERTAINMENT
  Cable and Studios...........................  $  398,211   $  336,047   $1,280,065   $1,105,688
  Emerging networks...........................       5,784        8,591       18,125       12,862
  Filmed entertainment........................      15,995       14,468      129,562       65,548
  USA ELECTRONIC RETAILING
  Electronic retailing........................     453,447      427,058    1,364,248    1,245,323
  USA INFORMATION AND SERVICES
  Ticketing operations........................     133,897      124,929      447,904      395,909
  Hotel reservations..........................     151,242       94,619      394,830      227,964
  Teleservices................................      72,610       70,162      228,926      210,023
  Match.......................................      12,477        7,600       31,686       21,978
  Citysearch and related......................      11,079       13,962       35,852       36,798
  Electronic commerce solutions...............       4,817        7,174       15,560       15,634
  Styleclick..................................         901        5,291        7,358       19,445
  Intersegment elimination....................      (4,128)          --      (10,659)          --
                                                ----------   ----------   ----------   ----------
  Total net revenues..........................   1,256,332    1,109,901    3,943,457    3,357,172
Operating costs and expenses:
  Cost of sales...............................     579,744      523,148    1,809,063    1,526,044
  Program costs...............................     166,917      146,000      569,423      485,037
  Selling and marketing.......................     169.888      135,749      468,278      389,231
  General and administrative..................     111,774      106,604      331,235      318,092
  Other operating costs.......................      30,865       27,217       88,577       70,883
  Amortization of cable distribution fees.....       9,986        8,845       29,384       25,335
  Amortization of non cash distribution and
    marketing expense.........................       5,218        2,692       19,866        4,566
  Amortization of non cash compensation
    expense...................................       1,268        1,235        5,431        7,391
  Depreciation and amortization...............     142,948      141,702      427,077      419,936
                                                ----------   ----------   ----------   ----------
  Total operating costs and expenses..........   1,218,608    1,093,192    3,748,334    3,246,515
                                                ----------   ----------   ----------   ----------
Operating profit..............................  $   37,724   $   16,709   $  195,123   $  110,657
EBITDA........................................  $  197,144   $  171,183   $  676,881   $  567,885

    Net revenues for the three months ended September 30, 2001 increased by $146.4 million, or 13.2%, to $1.26 billion from $1.11 billion in 2000. Cost related to revenues and other costs and expenses for the three months ended September 30, 2001 increased by $125.4 million, or 11.5%, to $1.22 billion from $1.09 billion in 2000. EBITDA for the three months ended September 30, 2001 increased by $25.9 million, or 15.2%, to $197.1 million from $171.2 million in 2000.

    Net revenues for the nine months ended September 30, 2001 increased by $586.3 million, or 17.5%, to $3.94 billion from $3.36 billion in 2000. Cost related to revenues and other costs and expenses for the nine months ended September 30, 2001 increased $501.8 million or 15.5%, to $3.75 billion from $3.25 billion in 2000. EBITDA for the nine months ended September 30, 2001 increased by $109.0 million, or 19.2%, to $676.9 million from $567.9 million in 2000.

    The following discussion provides an analysis of the pro forma revenues and costs related to revenues and other costs and expenses by significant business segment.

CABLE AND STUDIOS

    Net revenues for the three months ended September 30, 2001 increased by $62.2 million, or 18.5%, to $398.2 million from $336.0 in 2000. Net revenues for the nine months ended September 30, 2001 increased by $174.4 million, or 15.8%, to $1.28 billion from $1.11 billion in 2000. The increase resulted from significant increases in license fees earned by Studios USA, including amounts related to the three Law & Order programs currently airing on NBC, increased license fees earned in secondary markets, and increased revenues associated with THE DISTRICT. Revenues at Cable increased slightly, due mainly to a $16 million adjustment related to affiliate fees recorded in Q3 2001. Advertising revenue was lower than the prior year due to the weak advertising market, which was worsened by the events of September 11th. Note that the cable networks provided $1.8 million of advertising to Citysearch and Match in the three months ended September 30, 2001. In addition, the networks recognized $17.3 million of barter revenue pursuant to agreements with third parties.

    Cost related to revenues and other costs and expenses for the three months ended September 30, 2001 increased by $25.4 million, or 11.7%, to $243.0 million from $217.6 million in 2000. Cost related to revenues and other costs and expenses for the nine months ended September 30, 2001 increased by $81.1 million, or 11.4%, to $790.2 million from $709.1 million in 2000. This increase resulted primarily from costs associated with the increased revenues of all of the businesses, including the costs of providing increased product to the broadcast networks, and $5.1 million of higher expense for development costs, offset partially by efficient use of programming by Cable, resulting in reduced program amortization, and increased usage of internally developed product.

    EBITDA for the three months ended September 30, 2001 increased by $36.7 million, or 31.0%, to $155.2 million from $118.5 million in 2000. EBITDA for the nine months ended September 30, 2001 increased by $93.3 million, or 23.5%, to $489.9 million from $396.6 million in 2000.

EMERGING NETWORKS

    Net revenues decreased by $2.8 million to $5.8 million from $8.6 million for the three months ended September 30, 2001 as compared to 2000. Net revenues increased by $5.3 million to $18.1 million from $12.8 million for the nine months ended September 30, 2001 as compared to 2000. Revenue for the three months ended September 30, 2001 was impacted by a new affiliate distribution deal, resulting in lower subscriber rates. Revenue comparisons for the nine months were impacted by the acquisition of Trio and NewsWorld International on May 19, 2000. Prior to this acquisition, the results in 2000 reflect only SciFi.com. Cost related to revenue were flat for the three months ended September 30, 2001 as compared to 2000. Cost related to revenue increased by $7.8 million for the nine months ended September 30, 2001 as compared to 2000. EBITDA loss for the three months ended September 30, 2001 increased by $2.7 million, to a loss of $3.1 million for the three months ended September 30, 2001. EBITDA loss for the nine months ended September 30, 2001 increased by $2.5 million, to a loss of $7.1 million for the nine months ended September 30, 2001.

FILMED ENTERTAINMENT

    Net revenues for the three months ended September 30, 2001 increased by $1.5 million, or 10.6%, to $16.0 million compared to $14.5 million in 2000. Net revenues for the nine months ended September 30, 2001 increased by $64.0 million, or 97.7%, to $129.6 million compared to $65.5 million in 2000. The increase in revenues is due primarily to increased theatrical, video and DVD revenues generated on TRAFFIC, which has grossed more than $200 million in worldwide box office. Cost related to revenues and other costs and expenses for the three and nine months ended September 30, 2001 decreased by $4.7 million and increase by $58.0 million, respectively, due to higher film amortization costs and higher prints and advertising costs, offset in the quarter by reduced operating costs. The Company adopted SOP 00-2, "Accounting by Producers and Distributors of Films" in Q1 2001. The new rules require that prints and advertising costs be expensed as incurred. EBITDA for the three months ended September 30, 2001 was $.4 million, compared to a loss of $5.8 million in 2000. EBITDA for the nine months ended September 30, 2001 was breakeven, compared to a loss of $6.0 million in 2000.

ELECTRONIC RETAILING

    Net revenues for the three months ended September 30, 2001 increased by $26.4 million, or 6.2%, to $453.4 million from $427.1 million in 2000. Net revenues for the nine months ended September 30, 2001 increased by $118.9 million, or 9.5%, to $1.36 billion from $1.25 billion in 2000. The increase primarily resulted from Home Shopping Network's domestic business, which generated increased sales in the three and nine months ended
September 30, 2001 of $27.6 million and $92.4 million, respectively, including increased sales of $23.4 million and $60.2 million, respectively, from HSN.com. In addition, the Improvements business purchased in 2001 contributed
$15.6 million of revenue. On-air sales declined in the quarter $11.5 million due to a dramatic, but relatively short-lived, decline in viewership following the national tragedy of September 11th. HSN ceased its live programming shortly after the attacks and aired live news programming from USA Cable's NWI. For the three months ended September 30, 2001, total units shipped domestically increased slightly to 8.8 million units compared to 8.6 million units in 2000, while the return rate decreased slightly to 19.4% from 19.8% in 2000. Electronic retailing operations in Germany had decreased sales of $3.0 million in the three months ended September 30, 2001, as revenues were $50.8 million in the three months ended September 30, 2001 compared to $53.8 million. The decreased sales reflect in part operating challenges associated with the addition of 4 live hours of programming earlier in the year, as sales continued to be hindered by the conversion to a new order management system, which delayed certain shipments. Furthermore, the return rate increased to 35.2% from 25.7% in 2000. Net revenues in Germany for the nine months ended September 30, 2001 increased by $20.2 million to $182.4 million compared to $162.2 million in 2000.

    Cost related to revenues and other costs and expenses for the three months ended September 30, 2001 increased by $43.1 million, or 11.5%, to $416.0 million from $372.9 million in 2000. Cost related to revenues and other costs and expenses for the nine months ended September 30, 2001 increased by $149.1 million, or 13.9%, to $1.22 billion from $1.08 million in 2000. Domestically, costs increased due to higher fixed overhead costs for fulfillment, which helped contribute, along with pricing incentives offered after September 11th, to a lower gross margin of 32.0% as compared to 34.6% in the prior year. Furthermore, the Company incurred higher selling and marketing costs, including programs to attract new customers, and costs related to the Improvements business, which was purchased in 2001. Internationally, costs increased in Germany due to the decline in gross margin to 29.1% from 36.1% in 2000, increased investments in adding an additional 4 live hours of programming and increased marketing expenses for new product lines.

    EBITDA for the three months ended September 30, 2001 for domestic electronic retailing, decreased $4.9 million, to $48.9 million from $53.8 million, due to the impact of lower on-air sales, lower margins and higher operating costs. Note that EBITDA for HSN.com increased $6.7 million. EBITDA for the nine months ended September 30, 2001 for domestic electronic retailing decreased $6.2 million, to $155.8 million from $162.0 million. Note that EBITDA for HSN.com increased
$13.4 million. EBITDA for electronic retailing in Germany decreased
$8.9 million in the three months ended September 30, 2001 due to lower sales volumes, lower margins, and higher operating expenses, in part due to the operating challenges associated with the addition of 4 live hours of programming, and the conversion to a new order management system, which delayed certain shipments. For the nine months ended September 30, 2001, EBITDA for the German operations decreased $11.1 million. EBITDA for other international locations and other for the three and nine months ended September 30, 2001, decreased $2.8 million and $12.8 million, respectively, due to higher costs related to expansion efforts and increased live broadcasting hours.

TICKETING OPERATIONS

    Net revenues for the three months ended September 30, 2001 increased by $9.0 million, or 7.2%, to $133.9 million from $124.9 million in 2000. Net revenues for the nine months ended September 30, 2001 increased by $52.0 million, or 13.1%, to $447.9 million from $395.9 million in 2000. The increases are due to an increase in average per ticket convenience and handling revenue of 9% to $6.20 from $5.67 for the three months and 8% increase from $5.67 to $6.15 for the nine month period. In the three months ended
September 30, 2001, the number of tickets sold decreased slightly to
19.3 million from 20.2 million in 2000, due to reduced ticket sales, event postponements and event cancellations following September 11th. Also, net revenues increased, to a lesser extent, due to the acquisition of ReserveAmerica in February 2001. Fro the nine months ended September 30, 2001, the number of tickets sold increased to 66.4 million from 64.3 million, due primarily to an overall increase in tickets sold within existing markets and the acquisition of Admission Canada in April 2000, TicketWeb in May 2000, and the consolidation of Ticketmaster Ireland. The percentage of tickets sold online for the three months ended September 30, 2001 is approximately 31.9%, as compared to 25.6% in 2000.

    Cost related to revenues and other costs and expenses for the three months ended September 30, 2001 increased by $6.6 million, or 6.1%, to $114.9 million from $108.3 million in 2000. Cost related to revenues and other costs and expenses for the nine months ended September 30, 2001 increased by $42.8 million, or 13.4%, to $363.1 million from $320.3 million in 2000. The increase resulted primarily from higher ticketing operations revenue, as the costs are primarily variable in nature.

    EBITDA for the three months ended September 30, 2001 increased by $2.4 million, or 14.2%, to $19.0 million from $16.6 million in 2000. EBITDA for the nine months ended September 30, 2001 increased by $9.2 million, or 12.1%, to $84.8 million from $75.6 million in 2000. EBITDA for the three months ended September 30, 2001 excludes non-cash distribution and marketing expense of $.2 million related to barter arrangements for distribution secured from third parties, for which advertising is also provided by USA Cable.

HOTEL RESERVATIONS

    Net revenues for the three months ended September 30, 2001 increased by $56.6 million, or 59.8%, to $151.2 million from $94.6 million in 2000. Net revenues for the nine months ended September 30, 2001 increased by $166.9 million, or 73.2%, to $394.8 million from $228.0 million in 2000. The increases resulted from increased room sales through HRN's Internet sites, from significant expansion of affiliate marketing programs to over 22.8 million in 2001 from 13.4 million in 2000, an increase in the number of hotels in existing cities as well as expansion into 88 new cities and the acquisition of TravelNow in February 2001. The number of room nights sold increased to 1.2 million in the three months ended September 30, 2001 compared to .7 million in 2000, and
3.1 million in the nine months
ended September 30, 2001 compared to 1.7 million in 2000. Note that sales were impacted by September 11th due to the high volume of cancellations after the attacks.

    Cost related to revenues and other costs and expenses for the three months ended September 30, 2001 increased by $48.8 million, or 60.4%, to $129.5 million from $80.7 million in 2000. Cost related to revenues and other costs and expenses for the nine months ended September 30, 2001 increased by $143.3 million, or 74.3%, to $336.2 million from $193.0 million in 2000. The increase in costs is primarily due to increased sales, including an increased percentage of revenue attributable to affiliate and travel agents that earn commissions (sales from affiliate websites accounted for approximately 66% of the total revenues, as compared to approximately 53% in the comparable periods). Gross profit margin for the three months ended September 30, 2001 decreased slightly to 30.1% from 30.5% due to a decline in gross profit margin of HRN's historical business offset partially by the acquisition of TravelNow, which has higher gross margins. The decline in margin for the historical business resulted from HRN's decision to focus on increasing market share and the absolute amount of gross profit instead solely on gross profit margin. Additionally, HRN established a reserve against the impact of the events of September 11th, which resulted in a slight reduction of margin.

    EBITDA for the three months ended September 30, 2001 increased by $7.9 million, or 56.6%, to $21.8 million from $13.9 million in 2000. EBITDA for the nine months ended September 30, 2001 increased by $23.6 million, or 67.4%, to $58.6 million from $35.0 million in 2000. EBITDA for the three and nine months ended September 30, 2001 excludes non-cash distribution and marketing expense of $3.5 million and $12.2 million, respectively, as compared to $1.2 million and $3.0 million, respectively, in 2000 related to the amortization of stock-based warrants issued to affiliates in consideration of exclusive affiliate distribution and marketing agreements. The company expects that the amount of non-cash distribution and marketing expense could grow, as certain of the warrants are performance based, the value of which is determined at the time the performance criteria are met. As the Company's stock price rises, the value of the warrants also increases.

TELESERVICES

    Net revenues for the three months ended September 30, 2001 increased by $2.4 million, or 3.5%, to $72.6 million from $70.2 million in 2000. Net revenues for the nine months ended September 30, 2001 increased by $18.9 million, or 9.0%, to $228.9 million from $210.0 million in 2000. The increase resulted primarily from the addition of new clients and expansion of certain existing relationships, offset partially by a decrease in services provided to certain clients. Overall, PRC is suffering from the general economic downturn which has depressed growth. Revenue for the three and nine months ended September 30, 2001 includes $2.3 million and $4.9 million, respectively, for services provided to other USA segments.

    Cost related to revenues and other costs and expenses for the three months ended September 30, 2001 increased by $5.7 million, or 9.6%, to $64.7 million from $59.0 million in 2000. Cost related to revenues and other costs and expenses for the nine months ended September 30, 2001 increased by $23.3 million, or 13.1%, to $200.8 million from $177.5 million in 2000. The increases resulted primarily from increased operations and costs associated with obtaining new clients.

    EBITDA for the three months ended September 30, 2001 decreased by $3.2 million to $7.9 million from $11.2 million in 2000. EBITDA for the nine months ended September 30, 2001 decreased by $4.4 million to $28.1 million from $32.5 million in 2000.

MATCH

    Net revenues for the three months ended September 30, 2001 increased by $4.9 million, or 64.29%, to $12.5 million compared to $7.6 million in 2000. Net revenues for the nine months ended September 30, 2001 increased by $9.7 million, or 44.2%, to $31.7 million compared to $22.0 million in

2000. The increase is due to increased subscription revenue, as the personals operations had 252,700 paying subscribers compared to 156,945 at year-end 2000 and an increase in subscription prices. Furthermore, the personals operations attracted a monthly average of 2.4 million unique users in the third quarter of 2001, a 41.2% increase over 2000.

    Cost related to revenues and other costs and expenses for the three months ended September 30, 2001 increased by $1.4 million to $6.7 million from $5.3 million in 2000. Cost related to revenues and other costs and expenses for the nine months ended September 30, 2001 increased by $5.7 million to $22.8 million from $17.1 million in 2000. The increases resulted primarily from a new broadcast media campaign and higher operating costs to support the increased sales volumes.

    EBITDA for the three months ended September 30, 2001 increased by $3.5 million to $5.8 million from $2.3 million in 2000. EBITDA for the nine months ended September 30, 2001 increased by $4.0 million to $8.9 million from $4.9 million in 2000. EBITDA for the three and nine months ended September 30, 2001 excludes non-cash distribution and marketing expense of $1.0 million and $2.4 million, respectively, related to barter arrangements for distribution secured from third parties, for which advertising is provided by USA Cable.

CITYSEARCH AND RELATED

    Net revenues for the three months ended September 30, 2001 decreased by $2.9 million, or 20.6%, to $11.1 million compared to $14.0 million in 2000. Net revenues for the nine months ended September 30, 2001 decreased by $1.0 million, or 2.6%, to $35.9 million compared to $36.8 million in 2000. The decrease is due primarily to decreased advertising revenue related to city guides business.

    Cost related to revenues and other costs and expenses for the three months ended September 30, 2001 decreased by $8.4 million to $21.9 million from $30.2 million in 2000. Cost related to revenues and other costs and expenses for the nine months ended September 30, 2001 decreased by $18.8 million to $69.4 million from $88.2 million in 2000. The decreases resulted primarily from initiatives enacted in 2000, which resulted in decreased operating costs, including reduced headcount, for the city guides business.

    EBITDA loss for the three months ended September 30, 2001 decreased by $5.5 million to $10.8 million from $16.3 million in 2000. EBITDA loss for the nine months ended September 30, 2001 decreased by $17.9 million to $33.6 million from $51.5 million in 2000. EBITDA for the three months ended September 30, 2001 excludes non-cash distribution and marketing expense of $1.7 million related to cross promotion advertising provided by USA Cable and $.5 million related to barter arrangements for distribution secured from third parties, for which advertising is also provided by USA Cable.

ELECTRONIC COMMERCE SOLUTIONS

    Net revenues for the three and nine months ended September 30, 2001 were $4.8 million and $15.6 million, respectively, compared to $7.2 million and $15.6 million, respectively, in 2000 due primarily to increases in revenue for the transactional sites that ECS manages, offset by a decrease in ECS teleservices. Cost related to revenues and other costs and expenses for the three and nine months ended September 20, 2001 increased by $2.3 million and $7.8 million, respectively, due primarily to higher operating expenses. EBITDA loss for the three and nine months ended September 30, 2001 increased by $4.6 million and $7.9 million, respectively.

STYLECLICK

    Net revenues for the three and nine months ended September 30, 2001 decreased by $4.4 million and $12.1 million, respectively, to $.9 million and $7.4 million, respectively. The decrease is due to the shut-down of the First Jewelry and Firstauction websites. Cost related to revenues and other costs and expenses for the three and nine months ended September 30, 2001 decreased by $11.3 million and

$28.6 million, respectively, to $2.7 million and $25.4 million, respectively. In addition, primarily in conjunction with the shut down of First Jewelry, Styleclick recorded a $2 million write-down of its inventory in the nine months ended September 30, 2001. EBITDA loss for the three and nine months ended September 30, 2001 was $1.8 million and $18.1 million, respectively, compared to $8.7 million and $34.6 million, respectively, in 2000.

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $479.6 million for the nine months ended September 30, 2001 compared to $302.3 million for the nine months ended September 30, 2000. These cash proceeds and available cash and borrowings were used to pay for acquisitions of $193.9 million, to make capital expenditures of $100.2 million, and to make mandatory tax distribution payments to the LLC partners of $17.4 million.

    In December 2000, the Company announced that Univision Communications Inc. ("Univision") would acquire, for $1.1 billion in cash, all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations. In August 2001, the Company completed the sale. The gain on the sale of the stations was $468 million and $518 million for the three and nine months ended September 30, 2001, respectively. To date, the Company has received proceeds of $510.4 million. A note receivable of $589.6 million is reflected in current assets.

    On February 12, 1998, USA and USANi LLC, as borrower, entered into a credit agreement that provided for a $1.6 billion credit facility. Of that amount, $1.0 billion was permanently repaid in prior years. The $600.0 million revolving credit facility expires on December 31, 2002. As of September 30, 2001, there was $595.5 million available for borrowing after taking into account outstanding letters of credit.

    On February 28, 2001, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $17.4 million. On February 29, 2000, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $68.1 million.

    In connection with the 2000 acquisition of Universal's domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses transaction, USA advanced
$200.0 million to Universal in 2000 pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement, under which USA will distribute, in the United States and Canada, certain Polygram Filmed Entertainment, Inc. theatrical films that were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through September 30, 2001, approximately $179.0 million has been offset against the advance, including $58.7 million in 2001. Interest accrued on the loan through September 30, 2001 is approximately $18.8 million, including $3.3 million in 2001.

    In July 2000, USA announced that its Board of Directors authorized the extension of the Company's stock repurchase program providing for the repurchase of up to 20 million shares of USA's common stock over an indefinite period of time, on the open market or in negotiated transactions. The amount and timing of purchases, if any, will depend on market conditions and other factors, including USA's overall capital structure. Funds for these purchases will come from cash on hand or borrowings under the Company's credit facility. During the nine months ended September 30, 2001, the Company made no purchases of its common stock through this program. During the nine months ended September 30, 2000, the Company purchased 5.7 million shares of its common stock for aggregate consideration of $125.5 million.

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

    During the nine months ended September 30, 2001, USA did not pay any cash dividends, and none are permitted under USA's existing credit facility. USA's subsidiaries have no material restrictions on their ability to transfer amounts to fund USA's operations.

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

    At September 30, 2001, the Company's outstanding debt approximated
$587.4 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

FOREIGN CURRENCY EXCHANGE RISK

    The Company conducts business in certain foreign markets. However, the level of operations in foreign markets is insignificant to the consolidated results.

EQUITY PRICE RISK

    The Company has a minimal investment in equity securities of publicly-traded companies. This investment, as of September 30, 2001, was considered available-for-sale, with the unrealized gain deferred as a component of stockholders' equity. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In the Ticketmaster Cash Discount litigation, previously reported in the 2000 Form 10-K and the Company's Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, on July 27, 2001, the Court of Appeals dismissed Ms. Tellez' appeal. The settlement will not have a material impact on USA's financial results.

    On July 14, 2001, the Company entered into an acquisition agreement to acquire National Leisure Group, Inc. ("NLG"), a privately-held provider of private label cruise and vacation packages, travel technology, and operations support solutions to the leisure travel industry. On October 3, 2001, the Company filed suit against NLG and its stockholders in the Delaware Chancery Court, seeking a declaration that USA was entitled to terminate the acquisition agreement on the basis of certain conditions to its obligation to close the acquisition becoming incapable of fulfillment. On October 29, 2001, USA and NLG mutually agreed to terminate the acquisition agreement and USA made a minority investment of $20 million in NLG and entered into an agreement that names NLG as a preferred provider of cruise and vacation packages to USA's new travel cable channel. This concluded discussions related to the proposed acquisition of NLG by USA and settled the litigation between NLG and its stockholders and USA. On November 6, 2001, pursuant to a joint motion of USA and NLG, the Delaware Chancery Court dismissed the proceedings.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
         2.1            Amended and Restated Agreement and Plan of Recapitalization
                        and Merger, dated as of July 15, 2001, by and among USA
                        Networks, Inc., Expedia, Inc., Taipei, Inc., Microsoft
                        Corporation and Microsoft E-Holdings, Inc. filed as Annex A to USA's Registration Statement on Form S-4
                        (No. 333-68120), is incorporated herein by reference.
         3.1            Restated Certificate of Incorporation of USA filed as
                        Exhibit 3.1 to USA's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended June 30, 2000, is incorporated herein by reference.

         3.2            Amended and Restated By-Laws of USA filed as Exhibit 3.1 to
                        USA's Form 8-K, dated January 9, 1998, is incorporated
                        herein by reference.

    (b) Reports on Form 8-K filed during the quarter ended September 30, 2001.

    On July 16, 2001, USA filed a report on Form 8-K reporting under Item 7, Exhibits, attaching a press release announcing its agreement to acquire a controlling interest in Expedia, Inc. and presentation materials.

    On July 23, 2001, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, attaching a press release announcing its agreement to acquire a controlling interest in Expedia, Inc.

    On July 25, 2001, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching a press release announcing its results for the quarter ended June 30, 2001 and supplemental information.

    On September 18, 2001, USA furnished a report on Form 8-K reporting under
Item 9, Regulation FD Disclosure, attaching Recent Events--Questions and
Answers.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2001

                                                       USA NETWORKS, INC.

                                                       By:               /s/ BARRY DILLER
                                                            -----------------------------------------
                                                                           Barry Diller
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----

                  /s/ BARRY DILLER
     -------------------------------------------       Chairman of the Board and    November 14, 2001
                    Barry Diller                         Chief Executive Officer

                                                       Senior Vice President and
                 /s/ MICHAEL SILECK                      Chief Financial Officer
     -------------------------------------------         (Principal Financial       November 14, 2001
                   Michael Sileck                        Officer)

              /s/ WILLIAM J. SEVERANCE                 Vice President and
     -------------------------------------------         Controller (Chief          November 14, 2001
                William J. Severance                     Accounting Officer)

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     2001       2000        2001         2000
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
NET REVENUES
Cable and Studios................................  $398,211   $336,047   $1,280,065   $1,105,688
Electronic retailing.............................   453,447    427,058    1,364,248    1,245,323
Styleclick.......................................       901      5,147        7,358       17,556
Electronic commerce solutions....................     4,817      2,524       15,560        5,121
Emerging networks................................     5,784      8,591       18,125       12,862
                                                   --------   --------   ----------   ----------
  Total net revenues.............................   863,160    779,367    2,685,356    2,386,550
Operating costs and expenses:
  Cost of sales..................................   305,142    280,851      918,987      823,741
  Program costs..................................   166,917    146,000      569,423      485,037
  Selling and marketing..........................   115,551     97,940      304,380      280,928
  General and administrative.....................    79,742     71,519      254,056      222,433
  Other operating costs..........................    34,110     33,391      104,490       90,343
  Amortization of cable distribution fees........     9,986      8,845       29,384       25,335
  Amortization of non-cash compensation                 792        503        4,137        4,688
  Depreciation and amortization..................    58,508     58,971      178,060      154,945
                                                   --------   --------   ----------   ----------
  Total operating costs and expenses.............   770,748    698,020    2,362,917    2,087,450
                                                   --------   --------   ----------   ----------
Operating profit.................................    92,412     81,347      322,439      299,100
Other income (expense):
Interest income..................................    11,846     18,437       35,241       52,075
Interest expense.................................   (17,547)   (19,483)     (54,155)     (57,687)
Other, net.......................................    (5,516)    70,575      (26,196)      66,567
                                                   --------   --------   ----------   ----------
                                                    (11,217)    69,529      (45,110)      60,955
                                                   --------   --------   ----------   ----------
Earnings before income taxes and minority
  interest and cumulative effect of accounting
  change.........................................    81,195    150,876      277,329      360,055
Income tax expense...............................   (18,051)   (34,205)     (57,192)     (76,498)
Minority interest................................   (45,121)   (82,474)    (153,189)    (204,986)
                                                   --------   --------   ----------   ----------
Earnings before cumulative effect of accounting
  change.........................................    18,023     34,197       66,948       78,571
Cumulative effect of accounting change...........        --         --        1,901           --
                                                   --------   --------   ----------   ----------
NET EARNINGS.....................................  $ 18,023   $ 34,197   $   68,849   $   78,571
                                                   ========   ========   ==========   ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
                                          ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $  697,805      $   71,816
Accounts and notes receivable, net of allowance of $51,875
  and $50,646, respectively.................................      528,668         519,365
Inventories, net............................................      440,109         396,523
Investments held for sale...................................          320             750
Deferred income taxes.......................................        5,219          17,448
Other current assets, net...................................       33,863          18,024
                                                               ----------      ----------
  Total current assets......................................    1,705,984       1,023,926
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................      140,894         143,559
Buildings and leasehold improvements........................       77,328          71,979
Furniture and other equipment...............................       90,308          76,623
Land........................................................       10,302          10,281
Projects in progress........................................       33,567          32,747
                                                               ----------      ----------
                                                                  352,399         335,189
  Less accumulated depreciation and amortization............     (120,986)        (83,549)
                                                               ----------      ----------
                                                                  231,413         251,640
OTHER ASSETS
Intangible assets, net......................................    4,950,034       5,023,735
Cable distribution fees, net................................      148,449         159,473
Long-term investments                                              33,386          29,187
Notes and accounts receivable, net ($81,091 and $22,575,
  respectively, from related parties).......................      128,936          33,571
Inventories, net............................................      475,374         430,215
Advances to USA and subsidiaries............................       73,923         547,292
Deferred charges and other, net.............................       42,161          44,011
                                                               ----------      ----------
                                                               $7,789,660      $7,543,050
                                                               ==========      ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations                    $   40,702      $   20,053
Accounts payable, trade.....................................      183,314         201,484
Obligations for program rights and film costs...............      289,097         283,812
Cable distribution fees payable.............................       33,556          33,598
Deferred revenue............................................       65,156          41,335
Other accrued liabilities...................................      356,071         351,331
                                                               ----------      ----------
  Total current liabilities.................................      967,896         931,613
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........      500,294         504,063
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, NET OF
  CURRENT...................................................      323,799         295,210
OTHER LONG-TERM LIABILITIES.................................       70,502          81,925
DEFERRED INCOME TAXES.......................................       51,982          25,821
MINORITY INTEREST...........................................    4,558,100       4,420,252
COMMITMENTS AND CONTINGENCIES...............................           --              --
Stockholders' Equity
Common stock................................................    1,221,408       1,221,408
Additional paid-in capital                                         70,312          70,312
Retained earnings...........................................       35,789          (2,320)
Accumulated other comprehensive loss........................      (10,422)         (5,234)
                                                               ----------      ----------
  Total stockholders' equity................................    1,317,087       1,284,166
                                                               ----------      ----------
                                                               $7,789,660      $7,543,050
                                                               ==========      ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                           ACCUMULATED
                                                                 ADDITIONAL   RETAINED        OTHER
                                                      COMMON      PAID-IN     EARNINGS    COMPREHENSIVE
                                         TOTAL        STOCK       CAPITAL     (DEFICIT)      INCOME
                                       ----------   ----------   ----------   ---------   -------------
                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31, 2000.........  $1,284,166   $1,221,408     $70,312     $(2,320)      $ (5,234)
COMPREHENSIVE INCOME:
Net earnings for the nine months
  ended September 30, 2001...........      68,849           --          --      68,849             --
Foreign currency translation.........      (4,855)          --          --          --         (4,855)
Decrease in unrealized gains in
  available for sale securities......        (333)          --          --          --           (333)
                                       ----------
Comprehensive income.................      63,661
                                       ----------
Mandatory tax distribution to LLC
  partners...........................     (30,740)          --          --     (30,740)            --
                                       ----------   ----------     -------     -------       --------
BALANCE AT SEPTEMBER 30, 2001........  $1,317,087   $1,221,408     $70,312     $35,789       $(10,422)
                                       ==========   ==========     =======     =======       ========

    Accumulated other comprehensive income is comprised of unrealized gains on available for sale securities of $(5,980) and $(5,647) at September 30, 2001 and December 31, 2000, respectively and foreign currency translation adjustments of $(4,442) and $413 at September 30, 2001 and December 31, 2000, respectively.

    Comprehensive income for the three months ended September 30, 2001 was $19,169.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $  68,849   $  78,571
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................    178,060     154,945
  Amortization of cable distribution fees...................     29,384      25,335
  Amortization of program rights and film costs.............    506,230     428,537
  Gain on sale of subsidiary stock..........................         --    (104,625)
  Cumulative effect of accounting change....................     (1,901)         --
  Non-cash compensation.....................................      4,137       4,688
  Equity in losses of unconsolidated affiliates.............     16,026      38,260
  Minority interest (benefit) expense.......................    153,189     204,986
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................    (59,414)    (67,348)
  Inventories...............................................      3,801      (1,615)
  Accounts payable..........................................    (27,423)    (28,228)
  Accrued liabilities and deferred revenue..................     58,570     103,126
  Payment for program rights and film costs.................   (566,036)   (528,053)
  Increase in cable distribution fees.......................    (18,511)    (39,251)
  Other, net................................................    (16,533)     21,696
                                                              ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    328,428     291,024
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................    (35,845)   (107,934)
Capital expenditures........................................    (50,626)    (49,247)
Increase in long-term investments and notes receivable......    (81,127)    (21,769)
Other, net..................................................      3,824      (2,806)
                                                              ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES.......................   (163,774)   (181,756)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................     21,347      50,029
Intercompany................................................    411,571    (181,052)
Payment of mandatory tax distribution to LLC partners.......    (30,740)   (118,169)
Principal payments on long-term obligations.................     (4,765)    (44,890)
Repurchase of LLC shares....................................     (1,401)   (129,907)
Proceeds from issuance of LLC shares........................     73,545     216,493
Other.......................................................     (5,821)    (13,309)
                                                              ---------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........    463,736    (220,805)
                                                              ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (2,401)       (602)
                                                              ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    625,989    (112,139)
Cash and cash equivalents at beginning of period............     71,816     247,474
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 697,805   $ 135,335
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

    - EMERGING NETWORKS, consists primarily of the cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commence site.

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

NEW ACCOUNTING PRONOUNCEMENTS

FILM ACCOUNTING

    The Company adopted SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2") during the nine months ended September 30, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies.

    SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash benefit of $1.9 million, net of tax. The net effect is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

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

NOTE 3--BUSINESS ACQUISITIONS

    The following unaudited pro forma condensed consolidated financial information for the nine months ended September 30, 2000 is presented to show the results of the Company as if the Styleclick Transaction had occurred on January 1, 2000. The pro forma results reflect certain adjustments, including increased amortization related to goodwill, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 2000.

                                                             NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2000
                                                             ------------------
Net revenues...............................................       $2,388,439
Net income.................................................           63,999

NOTE 4--STATEMENTS OF CASH FLOWS

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

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     2001       2000        2001         2000
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
REVENUE
Cable and studios................................  $398,211   $336,047   $1,280,065   $1,105,688
Electronic retailing.............................   453,447    427,058    1,364,248    1,245,323
Styleclick.......................................       901      5,147        7,358       17,556
Electronic commerce solutions....................     4,817      2,524       15,560        5,121
Emerging networks................................     5,784      8,591       18,125       12,862
                                                   --------   --------   ----------   ----------
                                                   $863,160   $779,367   $2,685,356   $2,386,550
                                                   ========   ========   ==========   ==========
OPERATING PROFIT (LOSS)
Cable and studios................................  $126,395   $ 90,394   $  403,466   $  312,371
Electronic retailing.............................     1,026     21,139       27,431       72,666
Styleclick.......................................    (5,525)   (18,150)     (36,496)     (37,382)
Electronic commerce solutions....................   (12,749)    (4,310)     (28,076)     (12,259)
Emerging networks................................    (4,860)    (1,869)     (13,998)      (6,669)
Other............................................   (11,875)    (5,857)     (29,888)     (29,627)
                                                   --------   --------   ----------   ----------
                                                   $ 92,412   $ 81,347   $  322,439   $  299,100
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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           USANI LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     2001       2000        2001         2000
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
NET REVENUES
  Cable and Studios..............................  $398,211   $336,047   $1,280,065   $1,105,688
  Electronic retailing...........................   453,447    427,058    1,364,248    1,245,323
  Styleclick.....................................       901      5,147        7,358       17,556
  Electronic commerce solutions..................     4,817      2,524       15,560        5,121
  Emerging networks..............................     5,784      8,591       18,125       12,862
                                                   --------   --------   ----------   ----------
  Total net revenues.............................   863,160    779,367    2,685,356    2,386,550
Operating costs and expenses:
  Cost of sales..................................   305,142    280,851      918,987      823,741
  Program costs..................................   166,917    146,000      569,423      485,037
  Selling and marketing..........................   115,551     97,940      304,380      280,928
  General and administrative.....................    79,742     71,519      254,056      222,433
  Other operating costs..........................    34,110     33,391      104,490       90,343
  Amortization of cable distribution fees........     9,986      8,845       29,384       25,335
  Amortization of non-cash compensation..........       792        503        4,137        4,688
  Depreciation and amortization..................    58,508     58,971      178,060      154,945
                                                   --------   --------   ----------   ----------
  Total operating costs and expenses.............   770,748    698,020    2,362,917    2,087,450
                                                   --------   --------   ----------   ----------
Operating profit.................................    92,412     81,347      322,439      299,100
Other income (expense):
  Interest income................................    11,846     18,437       35,241       52,075
  Interest expense...............................   (17,547)   (19,483)     (54,155)     (57,687)
  Other, net.....................................    (5,516)    70,575      (26,196)      66,567
                                                   --------   --------   ----------   ----------
                                                    (11,217)    69,529      (45,110)      60,955
                                                   --------   --------   ----------   ----------
Earnings before income taxes and minority
  interest and cumulative effect of accounting
  change.........................................    81,195    150,876      277,329      360,055
Income tax expense...............................    (1,687)    (7,562)     (13,491)     (18,525)
Minority interest................................     3,416      4,706        9,508          392
                                                   --------   --------   ----------   ----------
Earnings before cumulative effect of accounting
  change.........................................    82,924    148,020      273,346      341,922
Cumulative effect of accounting change...........        --         --        6,470           --
                                                   --------   --------   ----------   ----------
NET EARNINGS.....................................  $ 82,924   $148,020   $  279,816   $  341,922
                                                   ========   ========   ==========   ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
                           ASSETS

CURRENT ASSETS
Cash and cash equivalents...................................   $  697,805      $   71,816
Accounts and notes receivable, net of allowance of $51,875
  and $50,646, respectively.................................      528,668         519,365
Inventories, net............................................      440,109         396,523
Investments held for sale...................................          320             750
Other current assets, net...................................       33,978          18,024
                                                               ----------      ----------
  Total current assets......................................    1,700,880       1,006,478
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................      140,894         143,559
Buildings and leasehold improvements........................       77,328          71,979
Furniture and other equipment...............................       90,308          76,623
Land........................................................       10,302          10,281
Projects in progress........................................       33,567          32,747
                                                               ----------      ----------
                                                                  352,399         335,189
  Less accumulated depreciation and amortization............     (120,986)        (83,549)
                                                               ----------      ----------
                                                                  231,413         251,640
OTHER ASSETS
Intangible assets, net......................................    5,031,748       5,099,476
Cable distribution fees, net................................      148,449         159,473
Long-term investments.......................................       33,386          29,187
Notes and accounts receivable, net ($81,091 and $22,575,
  respectively, from related parties).......................      128,936          33,571
Inventories, net............................................      475,374         430,215
Advances to USA and subsidiaries............................      524,225         918,817
Deferred charges and other, net.............................       42,161          44,011
                                                               ----------      ----------
                                                               $8,316,572      $7,972,868
                                                               ==========      ==========

              LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations.................   $   40,702      $   20,053
Accounts payable, trade.....................................      183,314         201,484
Obligations for program rights and film costs...............      289,097         283,812
Cable distribution fees payable.............................       33,556          33,598
Deferred revenue............................................       65,156          41,335
Other accrued liabilities...................................      348,988         342,995
                                                               ----------      ----------
Total current liabilities...................................      960,813         923,277
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........      500,294         504,063
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................      323,801         295,210
OTHER LONG-TERM LIABILITIES.................................       59,269          81,925
MINORITY INTEREST...........................................       13,463          28,662
COMMITMENTS AND CONTINGENCIES...............................           --              --
MEMBERS' EQUITY
Class A (261,197,579 and 252,679,887 shares,
  respectively).............................................    2,083,147       2,007,736
Class B (282,161,530 shares)................................    2,978,635       2,978,635
Class C (45,774,708 shares).................................      466,252         466,252
Retained earnings...........................................      945,062         695,986
Accumulated other comprehensive loss........................      (14,164)         (8,878)
                                                               ----------      ----------
  Total members' equity.....................................    6,458,932       6,139,731
                                                               ----------      ----------
                                                               $8,316,572      $7,972,868
                                                               ==========      ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                                  (UNAUDITED)

                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                               CLASS A      CLASS B      CLASS C     RETAINED   COMPREHENSIVE
                                   TOTAL      LLC SHARES   LLC SHARES   LLC SHARES   EARNINGS      INCOME
                                 ----------   ----------   ----------   ----------   --------   -------------
                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31, 2000...  $6,139,731   $2,007,736   $2,978,635    $466,252    $695,986      $ (8,878)
COMPREHENSIVE INCOME:
  Net earnings for the nine
    months ended September 30,
    2001.......................     279,816           --           --          --     279,816            --
  Foreign currency
    translation................      (4,855)          --           --          --          --        (4,855)
  Decrease in unrealized gains
    in available for sale
    securities.................        (431)          --           --          --          --          (431)
                                 ----------
  Comprehensive income.........     274,530
                                 ----------
  Issuance of LLC shares
    related to option
    exercises..................      73,545       73,545           --          --          --            --
  Issuance of LLC shares
    related to other
    transactions...............       3,267        3,267           --          --          --            --
  Repurchase of LLC shares.....      (1,401)      (1,401)          --          --          --            --
  Mandatory tax distribution to
    LLC partners...............     (30,740)          --           --          --     (30,740)           --
                                 ----------   ----------   ----------    --------    --------      --------
BALANCE AT SEPTEMBER 30,
  2001.........................  $6,458,932   $2,083,147   $2,978,635    $466,252    $945,062      $(14,164)
                                 ==========   ==========   ==========    ========    ========      ========

    Accumulated other comprehensive income is comprised of unrealized gains on available for sale securities of $(9,722) and $(9,291) at September 30, 2001 and December 31, 2000, respectively and foreign currency translation adjustments of $(4,442) and $413 at September 30, 2001 and December 31, 2000, respectively.

    Comprehensive income for the three months ended September 30, 2001 was $84,070.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $279,816   $341,922
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................   178,060    154,945
  Amortization of cable distribution fees...................    29,384     25,335
  Amortization of program rights and film costs.............   506,230    428,537
  Gain on sale of subsidiary stock..........................        --   (104,625)
  Cumulative effect of accounting change....................    (6,470)        --
  Non-cash compensation.....................................     4,137      4,688
  Equity in losses of unconsolidated affiliates.............    16,026     38,260
  Minority interest benefit.................................    (9,508)      (392)
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................   (59,414)   (67,348)
  Inventories...............................................     3,801     (1,615)
  Accounts payable..........................................   (27,423)   (28,228)
  Accrued liabilities and deferred revenue..................    18,516     45,153
  Payment for program rights and film costs.................  (566,036)  (528,053)
  Increase in cable distribution fees.......................   (18,511)   (39,251)
  Other, net................................................   (20,180)    21,696
                                                              --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................   328,428    291,024
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................   (35,845)  (107,934)
  Capital expenditures......................................   (50,626)   (49,247)
  Increase in long-term investments and notes receivable....   (81,127)   (21,769)
  Other, net................................................     3,824     (2,806)
                                                              --------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................  (163,774)  (181,756)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................    21,347     50,029
  Intercompany..............................................   411,571   (181,052)
  Payment of mandatory tax distribution to LLC partners.....   (30,740)  (118,169)
  Principal payments on long-term obligations...............    (4,765)   (44,890)
  Repurchase of LLC shares..................................    (1,401)  (129,907)
  Proceeds from issuance of LLC shares......................    73,545    216,493
  Other.....................................................    (5,821)   (13,309)
                                                              --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........   463,736   (220,805)
  Effect of exchange rate changes on cash and cash
    equivalents.............................................    (2,401)      (602)
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   625,989   (112,139)
  Cash and cash equivalents at beginning of period..........    71,816    247,474
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $697,805   $135,335
                                                              ========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

\

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

    - EMERGING NETWORKS, consists primarily of the cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commence site.

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

ACCOUNTING ESTIMATES

    Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with generally accepted accounting

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED) principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements.

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

NEW ACCOUNTING PRONOUNCEMENTS

FILM ACCOUNTING

    The Company adopted SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2") during the nine months ended September 30, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies.

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

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K") for a summary of all significant accounting policies.

NOTE 3--BUSINESS ACQUISITIONS

    The following unaudited pro forma condensed consolidated financial information for the nine months ended September 30, 2000 is presented to show the results of the Company as if the Styleclick Transaction had occurred on January 1, 2000. The pro forma results reflect certain adjustments, including increased amortization related to goodwill, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 2000.

                                                             NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2000
                                                             ------------------
Net revenues...............................................       $2,388,439
Net income.................................................          308,416

NOTE 4--STATEMENTS OF CASH FLOWS

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

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--INDUSTRY SEGMENTS (CONTINUED)
and NewsWorld International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site.

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     2001       2000        2001         2000
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
REVENUE
Cable and studios................................  $398,211   $336,047   $1,280,065   $1,105,688
Electronic retailing.............................   453,447    427,058    1,364,248    1,245,323
Styleclick.......................................       901      5,147        7,358       17,556
Electronic commerce solutions....................     4,817      2,524       15,560        5,121
Emerging networks................................     5,784      8,591       18,125       12,862
                                                   --------   --------   ----------   ----------
                                                   $863,160   $779,367   $2,685,356   $2,386,550
                                                   ========   ========   ==========   ==========
OPERATING PROFIT (LOSS)
Cable and studios................................  $126,395   $ 90,394   $  403,466   $  312,371
Electronic retailing.............................     1,026     21,139       27,431       72,666
Styleclick.......................................    (5,525)   (18,150)     (36,496)     (37,382)
Electronic commerce solutions....................   (12,749)    (4,310)     (28,076)     (12,259)
Emerging networks................................    (4,860)    (1,869)     (13,998)      (6,669)
Other............................................   (11,875)    (5,857)     (29,888)     (29,627)
                                                   --------   --------   ----------   ----------
                                                   $ 92,412   $ 81,347   $  322,439   $  299,100
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

    The following tables present condensed consolidating financial information for the three and nine months ended September 30, 2001 for (1) the Company, on a stand-alone basis, (2) the combined wholly owned Subsidiary Guarantors of the Company (3) the combined non-guarantor subsidiaries of the Company, and (4) the Company on a consolidated basis.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because USA's and the Company's management has determined that

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued) the information contained in such documents would not be material to investors. USANi LLC and its subsidiaries have no material restrictions on their ability to transfer amounts to fund USA's operations.

    During 2000, in conjunction with the Styleclick Transaction, Styleclick became a non-guarantor.

                                                         WHOLLY OWNED
                                              USANI       SUBSIDIARY    NON-GUARANTOR                      LLC
                                               LLC        GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            ----------   ------------   -------------   ------------   ------------
BALANCE SHEET AS OF SEPTEMBER 30, 2001:
Current assets............................  $  720,833   $   981,352      $  (1,305)    $        --    $ 1,700,880
Property and equipment net................      23,502       203,635          4,276              --        231,413
Goodwill and other intangible assets,
  net.....................................          --     4,941,366         90,382              --      5,031,748
Investment in subsidiaries................   5,705,123       101,355             --      (5,806,478)            --
Other assets..............................     644,229     1,869,653         10,811      (1,172,162)     1,352,531
                                            ----------   -----------      ---------     -----------    -----------
TOTAL ASSETS..............................  $7,093,687   $ 8,097,361      $ 104,164     $(6,978,640)   $ 8,316,572
                                            ==========   ===========      =========     ===========    ===========
Current liabilities.......................  $   40,927   $   901,734      $  18,152     $        --    $   960,813
Long-term debt, less current portion......     498,439            --          1,855              --        500,294
Other liabilities.........................      95,389       273,792         13,889              --        383,070
Minority interest.........................          --        10,365             --           3,098         13,463
Interdivisional equity....................          --     6,911,470         70,268      (6,981,738)            --
Stockholders' equity......................   6,458,932            --             --              --      6,458,932
                                            ----------   -----------      ---------     -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY..................................  $7,093,687   $ 8,097,361      $ 104,164     $(6,978,640)   $ 8,316,572
                                            ==========   ===========      =========     ===========    ===========
STATEMENT OF OPERATIONS FOR THE THREE
  MONTHS ENDED SEPTEMBER 30, 2001
Revenue...................................  $       --   $   852,408      $  10,752     $        --    $   863,160
Operating expenses........................     (11,878)     (726,593)       (32,277)             --       (770,748)
Interest expense, net.....................       2,455        (8,112)           (44)             --         (5,701)
Other income (expense), net...............      92,347        (5,516)            --         (92,347)        (5,516)
Provision for income taxes................          --          (535)        (1,152)             --         (1,687)
Minority interest.........................          --         1,825             --           1,591          3,416
                                            ----------   -----------      ---------     -----------    -----------
NET EARNINGS (LOSS).......................  $   82,924   $   113,477      $ (22,721)    $   (90,756)   $    82,924
                                            ==========   ===========      =========     ===========    ===========
STATEMENT OF OPERATIONS FOR THE NINE
  MONTHS ENDED SEPTEMBER 30, 2001
Revenue...................................  $       --   $ 2,646,011      $  39,345     $        --    $ 2,685,356
Operating expenses........................     (29,891)   (2,218,043)      (114,983)             --     (2,362,917)
Interest expense, net.....................       5,683       (24,848)           251              --        (18,914)
Other income (expense), net...............     191,400       (11,259)        (7,844)       (198,493)       (26,196)
Provision for income taxes................     106,154       (10,379)        (4,600)       (104,666)       (13,491)
Minority interest.........................          --        (3,001)        (2,200)         14,709          9,508
                                            ----------   -----------      ---------     -----------    -----------
Income (loss) before cumulative effect on
  accounting change.......................     273,346       378,481        (90,031)       (288,450)       273,346
Cumulative effect on accounting change....       6,470         6,470             --          (6,470)         6,470
                                            ----------   -----------      ---------     -----------    -----------
NET EARNINGS (LOSS).......................  $  279,816   $   384,951      $ (90,031)    $  (294,920)   $   279,816
                                            ==========   ===========      =========     ===========    ===========

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

                                                         WHOLLY OWNED
                                              USANI       SUBSIDIARY    NON-GUARANTOR                      LLC
                                               LLC        GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            ----------   ------------   -------------   ------------   ------------
CASH FLOW FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2001
Cash flows from operations................  $   (8,726)  $   393,543      $ (56,389)    $        --    $   328,428
Cash flows used in investing activities...      (4,367)     (163,959)         4,552              --       (163,774)
Cash flows from financing activities......     651,691      (221,659)        33,704              --        463,736
Effect of exchange rate...................        (278)       (2,123)            --              --         (2,401)
Cash at the beginning of the period.......      78,079       (22,574)        16,311              --         71,816
                                            ----------   -----------      ---------     -----------    -----------
CASH AT THE END OF THE PERIOD.............  $  716,399   $   (16,772)     $  (1,822)    $        --    $   697,805
                                            ==========   ===========      =========     ===========    ===========

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
 2.1                    Amended and Restated Agreement and Plan of Recapitalization
                        and Merger, dated as of July 15, 2001, by and among USA
                        Networks, Inc., Expedia, Inc., Taipei, Inc., Microsoft
                        Corporation and Microsoft E-Holdings, Inc. filed as Annex A to USA's Registration Statement on Form S-4 (No. 333-68120),
                        is incorporated herein by reference.

 3.1                    Restated Certificate of Incorporation of USA filed as
                        Exhibit 3.1 to USA's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, is incorporated herein by reference.

 3.2                    Amended and Restated By-Laws of USA filed as Exhibit 3.1 to
                        USA's Form 8-K dated January 9, 1998, is incorporated herein by reference.