Form 10-K405
period 2001-12-31
USA NETWORKS INC
filed 2002-04-01
CIK 891103

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 1, 2002
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value
                        Warrants to acquire Common Stock
                            ------------------------

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

    As of February 15, 2002, the following shares of the Registrant's capital stock were outstanding:

Common Stock................................................  340,633,475
Class B Common Stock........................................   63,033,452
                                                              -----------
Total.......................................................  403,666,927
Common Stock issuable upon exchange of outstanding
  exchangeable subsidiary equity............................  361,152,845
                                                              -----------
Total outstanding Common Stock, assuming full exchange of
  Class B Common Stock and exchangeable subsidiary equity...  764,819,772
                                                              ===========

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 15, 2002 was $8,110,122,614. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

    Assuming the exchange, as of February 15, 2002, of all equity securities of subsidiaries of the Registrant exchangeable for Common Stock of the Registrant, the Registrant would have outstanding 764,819,772 shares of Common Stock with an aggregate market value of $23,135,798,101.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Registrant's proxy statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                          PAGE
                                                                        --------
                                PART I

Item 1.   Business....................................................      3

Item 2.   Properties..................................................     41

Item 3.   Legal Proceedings...........................................     46

                               PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     52

Item 6.   Selected Financial Data.....................................     52

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     55

Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     72

Item 8.   Consolidated Financial Statements and Supplementary Data....     75

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................    121

                               PART III

Item 10.  Directors and Executive Officers of the Registrant..........    121

Item 11.  Executive Compensation......................................    121

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    121

Item 13.  Certain Relationships and Related Party Transactions........    121

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    121

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    On December 17, 2001, USA Networks, Inc. ("USA" or the "Company") and Vivendi Universal, S.A. ("Vivendi") announced a transaction (the "Vivendi Transaction") in which USA's Entertainment Group, consisting of USA Cable, Studios USA, and USA Films, would be contributed to Vivendi Universal Entertainment LLLP, a new joint venture to be controlled by Vivendi ("VUE").

    Upon closing of the Vivendi Transaction, USA will be renamed USA Interactive and will be focused on integrating interactive assets across multiple lines of business. We believe USA Interactive will be a leader in integrated interactivity, including ticketing, online travel, electronic retailing, teleservices and other interactive commerce services. USA Interactive will consist of the divisions and subsidiaries in USA's Interactive Group. These divisions and subsidiaries include Home Shopping Network, including HSN International and HSN.com; Ticketmaster (Nasdaq: TMCS), which operates Ticketmaster, Ticketmaster.com, Citysearch and Match.com; Expedia, Inc. (Nasdaq:
EXPE); Hotel Reservations Network, Inc. (Nasdaq: ROOM); Precision Response Corporation; Electronic Commerce Solutions; and Styleclick, Inc.

    USA organizes the various businesses in its Interactive Group into "Operating Businesses" and "Emerging Businesses" as follows:

    OPERATING BUSINESSES

    - HSN--U.S., consisting primarily of the HSN and America's Store television networks and HSN.com.

    - TICKETING OPERATIONS, consisting primarily of Ticketmaster and Ticketmaster.com, which provide offline and online automated ticketing services.

    - EXPEDIA, a leading provider of travel planning services.

    - HOTEL RESERVATIONS NETWORK, a leading consolidator of hotel rooms for resale in the consumer market.

    - PRECISION RESPONSE CORPORATION, a leader in outsourced consumer care for both large corporations and high-growth Internet-focused companies.

    - MATCH.COM, a leading online personals business.

    EMERGING BUSINESSES

    - HSN--INTERNATIONAL AND OTHER, consisting primarily of HSN's international and Spanish-language electronic retailing operations.

    - CITYSEARCH AND RELATED, which operates a network of local city guide sites that offer primarily original local content for major cities in the U.S. and abroad, as well as practical transactional tools to get things done.

    - USA ELECTRONIC COMMERCE SOLUTIONS, the Company's electronic commerce solutions business.

    - STYLECLICK, a provider of e-commerce services and technologies.

CORPORATE STRUCTURE, EQUITY OWNERSHIP AND VOTING CONTROL

    CORPORATE STRUCTURE. A number of USA's businesses are currently held by two non-wholly owned subsidiaries, Home Shopping Network, Inc. ("Holdco") and USANi LLC. USA maintains control and management of Holdco and USANi LLC, and manages the businesses held by them, in substantially the same manner as they would be if they were wholly owned subsidiaries. The other principal owners of these subsidiaries are Liberty Media Corporation ("Liberty") and Vivendi, through Universal Studios, Inc. ("Universal"). USA has the contractual right to require the exchange of the Holdco shares held by Liberty for shares of USA. Following such exchange and after giving effect to the Vivendi Transaction, Holdco and USANi LLC will become wholly owned, thereby simplifying USA's corporate structure.

    EQUITY OWNERSHIP. As of February 15, 2002, Liberty, through companies owned by Liberty and Mr. Diller, owned 7.3% of USA's outstanding common stock and 78.7% of USA's outstanding Class B common stock and Vivendi (through Universal) owned approximately 5.3% of USA's outstanding common stock and 21.3% of USA's Class B common stock. Pro forma for the Vivendi Transaction and after giving effect to the exchange of all of Liberty's Holdco shares, Liberty, through companies owned by Liberty and Mr. Diller, would own approximately 2.0% of USA's outstanding common stock and 78.7% of USA's outstanding Class B common stock, Vivendi (through subsidiaries) would own approximately 12.4% of USA's outstanding common stock and 21.3% of USA's outstanding Class B common stock and the public shareholders, including Mr. Diller and other USA officers and directors, would own approximately 85.6% of USA's common stock. Following the Vivendi Transaction, Vivendi will own 43.2 million shares of USA common stock and 13.4 million shares of Class B common stock (for a total of 56.6 million USA shares) and will be required to hold 56.6 million USA shares to satisfy its put and call obligations relating to the Class B preferred interest in VUE that will be issued to USA in the Vivendi Transaction described below. See "Corporate History--Certain Entertainment Group Transactions--Vivendi Transaction." The terms of the Class B preferred interest provide that it is puttable and callable commencing on the 20th anniversary of the completion of the Vivendi Transaction at its then accreted face value for up to 56.6 million USA common and Class B shares held by Vivendi. If USA's share price exceeds $40.82 per share at the time of the put or call, fewer than 56.6 million shares would be cancelled. At the election of Vivendi, USA common shares (but not the USA Class B common shares) to be received by USA pursuant to the put or call can be substituted with cash equal to the market value of those shares.

    VOTING CONTROL. Mr. Diller, subject to the stockholders agreement and subject to veto rights of Universal and Liberty over fundamental changes, is effectively able to control the outcome of nearly all matters submitted to a vote of USA's stockholders. Upon closing of the Vivendi Transaction, Vivendi's veto rights over fundamental changes will be eliminated and Liberty's veto rights over fundamental matters will be significantly limited. As of February 15, 2002, Mr. Diller, through companies owned by Liberty and
Mr. Diller, his own holdings and the stockholders agreement dated as of October 19, 1997, among Mr. Diller, Universal, Liberty, USA and Seagram, controls 67.8% of the outstanding total voting power of USA. Pro forma for the Vivendi Transaction and after giving effect to the exchange of all of Liberty's Holdco shares, and subject to an amended and restated stockholders agreement, Mr. Diller will control 69.4% of the outstanding total voting power of USA.

CORPORATE HISTORY

    USA was incorporated in July 1986 in Delaware under the name Silver King Broadcasting Company, Inc. as a subsidiary of Home Shopping Network, Inc. ("Holdco"). On December 28, 1992, Holdco distributed the capital stock of USA to its stockholders.

    In December 1996, USA completed mergers with Savoy Pictures
Entertainment, Inc. ("Savoy") and Holdco, and Savoy and Holdco became subsidiaries of USA. At the same time as the mergers, USA changed its name from Silver King Broadcasting Company, Inc. to HSN, Inc. In February 1998, as part of the Universal Transaction described below, the Company changed its name to USA Networks, Inc.

CERTAIN INTERACTIVE GROUP TRANSACTIONS

    TICKETMASTER TRANSACTIONS

    On July 17, 1997, USA acquired a controlling interest in Ticketmaster
Group, Inc. ("Ticketmaster Group") from Mr. Paul G. Allen in exchange for shares of USA's common stock. On June 24, 1998, USA acquired the remaining Ticketmaster Group common equity in a tax-free stock-for-stock merger.

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

    On November 21, 2000, USA announced it had entered into an agreement with Ticketmaster Online-Citysearch to combine Ticketmaster Corporation, a wholly-owned subsidiary of USA, with Ticketmaster Online-Citysearch. The transaction closed January 31, 2001. The combined company was renamed "Ticketmaster." Under the terms of the transaction, USA contributed Ticketmaster Corporation to Ticketmaster Online-Citysearch and received 52 million shares of Ticketmaster Online-Citysearch Class B common stock. The Ticketmaster Class B common stock is quoted on the Nasdaq Stock Market under the symbol "TMCS." As of December 31, 2001, USA beneficially owned 67.6% of the outstanding Ticketmaster common stock, representing 91.7% of the total voting power of Ticketmaster's outstanding common stock.

    EXPEDIA TRANSACTION

    On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia, Inc. ("Expedia") through a merger of one of its subsidiaries with and into Expedia. Immediately following the merger, USA owned all of the outstanding shares of Expedia Class B common stock, representing approximately 64.2% of Expedia's then outstanding shares, and 94.9% of the voting interest in Expedia. On February 20, 2002, USA acquired 936,815 shares of Expedia Class A common stock, increasing USA's ownership to approximately 64.6% of Expedia's then outstanding shares, with USA's voting percentage remaining at 94.9%. In the merger, USA issued to former holders of Expedia common stock who elected to receive USA securities an aggregate of 20.6 million shares of USA common stock,
13.1 million shares of $50 face value 1.99% cumulative convertible preferred stock of USA and warrants to acquire 14.6 million shares of USA common stock at an exercise price of $35.10 per share. Expedia continues to be traded on Nasdaq under the symbol "EXPE," the USA cumulative preferred stock trades over the counter under the symbol "USAIP" and the USA warrants trade on Nasdaq under the symbol "USAIW."

    Pursuant to the terms of the USA/Expedia transaction documents, Microsoft Corporation elected to exchange all of its Expedia common stock (representing approximately 63% of Expedia's common stock) for USA securities in the merger. Expedia shareholders who did not receive USA securities in the transaction retained their Expedia shares and received for each Expedia share held 0.1920 of a new Expedia warrant.

    HOTEL RESERVATIONS NETWORK TRANSACTION

    On May 10, 1999, the Company completed the acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of two entities which operate Hotel Reservations

Network, a leading consolidator of hotel rooms and other lodging accommodations for resale in the consumer market. On March 1, 2000, Hotel Reservations Network completed an initial public offering. As of December 31, 2001, USA beneficially owned approximately 68.3% of the outstanding Hotel Reservations Network common stock, representing 97.0% of the total voting power of Hotel Reservations Network's outstanding common stock. Hotel Reservations Network's Class A common stock is quoted on the Nasdaq Stock Market under the symbol "ROOM."

    With the recent closing of USA's acquisition of a controlling interest in Expedia, HRN and Expedia are now under the common control of USA.

    PRECISION RESPONSE CORPORATION TRANSACTION

    On April 5, 2000, USA completed its acquisition of Precision Response Corporation ("PRC"), a leading provider of third-party consumer care services, in a tax-free merger transaction. In accordance with the terms of the merger agreement, USA issued 24.3 million shares of USA common stock in exchange for all outstanding equity of PRC.

    STYLECLICK TRANSACTION

    On July 27, 2000, USA and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers, completed the combination of USA's Internet Shopping Network ("ISN") and Styleclick.com Inc. The new company, which is named Styleclick, Inc. ("Styleclick"), owns and operates the combined properties of Styleclick.com Inc. and ISN. As of December 31, 2001, USA beneficially owned 100% of the outstanding Styleclick Class B common stock, representing 72% of the total common stock of Styleclick and 96% of the total voting power of Styleclick outstanding common stock. On January 25, 2002, Styleclick was delisted from NASDAQ and currently trades over the counter. It continues to incur significant losses that raise substantial doubts about its ability to continue as a going concern.

    UNIVISION TRANSACTION

    On December 7, 2000, USA and Univision Communications Inc. ("Univision") announced that Univision would acquire, for $1.1 billion in cash, all of the capital stock of certain USA Broadcasting subsidiaries that own thirteen full-power television stations and minority interests in four additional full-power stations. The acquisition closed in August 2001. $510.4 million of the proceeds were collected in fiscal year 2001 and $589.6 million in January 2002. Most of these stations aired HSN; as of January 2002, HSN has cable carriage in these markets, including the carriage of two of the minority interest stations through the must-carry rules of the Federal Communications Commission.

CERTAIN ENTERTAINMENT GROUP TRANSACTIONS

    UNIVERSAL TRANSACTION

    On February 12, 1998, USA completed the Universal transaction, in which USA acquired USA Networks, a New York partnership (which consisted of USA Network and Sci Fi Channel cable television networks), and the domestic television production and distribution business ("Studios USA") of Universal from Universal. USA paid Universal approximately $1.6 billion in cash ($300 million of which was deferred with interest) and an effective 45.8% interest in USA through shares of USA common stock, USA Class B common stock and shares of USANi LLC, a Delaware limited liability company. The USANi LLC shares, exchangeable for shares of USA's common stock and Class B common stock on a one-for-one basis, are among the shares being cancelled in connection with the Vivendi Transaction described below. Universal is controlled by Vivendi as a result of the combination of Vivendi S.A., The Seagram Company Ltd. ("Seagram") and Canal Plus completed in December 2000. As part of the Universal transaction, USA changed its name to USA Networks, Inc.

    OCTOBER FILMS/PFE TRANSACTION

    On May 28, 1999, the Company acquired October Films, Inc., which was 50% owned by Universal, and the domestic film distribution and development business previously operated by Polygram Filmed Entertainment, Inc. ("PFE") and PFE's domestic video and specialty video businesses from Universal.

    VIVENDI TRANSACTION

    On December 17, 2001, USA announced the Vivendi Transaction, pursuant to which USA would contribute USA's Entertainment Group to VUE, a joint venture with Vivendi, which joint venture would also hold the film, television and theme park businesses of Universal, a subsidiary of Vivendi. Upon consummation of the Vivendi Transaction, the joint venture will be controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi and its subsidiaries, 5.44% by USA and its subsidiaries and 1.5% by Mr. Diller.

    In connection with the Vivendi Transaction, USA and its subsidiaries will receive the following at the closing of the transactions: (i) approximately $1.62 billion in cash, debt-financed by the joint venture, subject to tax-deferred treatment for a 15-year period; (ii) a $750 million face value Class A preferred interest in the joint venture, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in the joint venture, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Vivendi at its then face value with a maximum of approximately 43.2 million shares of USA common stock and 13.4 million shares of USA Class B common stock (for a total of 56.6 million USA common shares), provided that Vivendi may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election (as described above under "Corporate Structure, Equity Ownership and Voting Control--Equity Ownership"); (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election; and (v) cancellation of all of Vivendi's USANi LLC interests currently exchangeable into USA common shares, including USANi LLC interests obtained from Liberty in a related transaction (see immediately below).

    In the aforementioned related transaction, Liberty will exchange 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transfer to Universal 25,000,000 shares of USA common stock, entities holding its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

    In addition, USA will issue to Universal ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Barry Diller, USA's chairman and chief executive officer, will receive a common interest in VUE with a 1.5% profit sharing percentage in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of the joint venture. USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including the joint venture) for a minimum of 18 months. In February 2002, Mr. Diller assigned to three executive officers of USA the right to receive ecomonic interests in a portion of the common interests in VUE that Mr. Diller will receive upon closing of the Vivendi Transaction.

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

    THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS, THAT MAY AFFECT THE OPERATIONS, PERFORMANCE, DEVELOPMENT AND RESULTS OF OUR BUSINESS AND INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING:

    -  MATERIAL ADVERSE CHANGES IN ECONOMIC CONDITIONS GENERALLY OR IN OUR
       MARKETS;

    - FUTURE REGULATORY AND LEGISLATIVE ACTIONS AND CONDITIONS IN OUR OPERATING AREAS;

    -  COMPETITION FROM OTHERS;

    -  SUCCESSFUL INTEGRATION OF OUR DIVISIONS' MANAGEMENT STRUCTURES;

    -  PRODUCT DEMAND AND MARKET ACCEPTANCE;

    - THE ABILITY TO PROTECT PROPRIETARY INFORMATION AND TECHNOLOGY OR TO OBTAIN NECESSARY LICENSES
        ON COMMERCIALLY REASONABLE TERMS;

    -  THE ABILITY TO EXPAND INTO AND SUCCESSFULLY OPERATE IN FOREIGN MARKETS;

    -  OBTAINING AND RETAINING KEY EXECUTIVES AND EMPLOYEES; AND

    - OTHER RISKS AND UNCERTAINTIES AS MAY BE DETAILED FROM TIME TO TIME IN OUR PUBLIC
        ANNOUNCEMENTS AND FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR ANY OTHER REASON. IN LIGHT OF THESE RISKS, UNCERTAINTIES AND ASSUMPTIONS, THE FORWARD-LOOKING EVENTS DISCUSSED IN THIS REPORT MAY NOT OCCUR.

                           DESCRIPTION OF BUSINESSES

USA INTERACTIVE GROUP

HOME SHOPPING NETWORK

    Home Shopping Network sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs that are transmitted via satellite to cable television systems, affiliated broadcast television stations and satellite dish receivers. Home Shopping Network operates three retail sales programs in the United States, each 24 hours a day, seven days a week: HSN and America's Store, in English; and HSE (Home Shopping en Espanol), in Spanish.

    Home Shopping Network's retail sales and programming are intended to promote sales and customer loyalty through a combination of product quality, price and value, coupled with product information and entertainment. HSN and America's Store programs are carried primarily by cable television systems and also by broadcast television stations throughout the country. HSE is carried primarily in markets with significant Spanish speaking populations. All three programs are divided into segments that are televised with a host who presents the merchandise, sometimes with the assistance of a guest representing the product vendor, and conveys information relating to the product. Viewers purchase products by calling a toll-free telephone number. According to Nielsen Media Research, as of December 31, 2001, HSN was available in approximately
82.7 million unduplicated households, including approximately 73.1 million cable households. These numbers were reduced, as shown in the table below, as of January 14, 2002, as a result of the last of the USA stations sold to Univision converting from HSN programming to Univision programming. See "Broadcast Television Distribution" below.

    The following table highlights the changes in the estimated unduplicated television household reach of HSN, by category of access for the year ended December 31, 2001 and through January 14, 2002:

                                                              CABLE(1)(2)   BROADCAST(1)(3)    OTHER      TOTAL
                                                              -----------   ---------------   --------   --------
                                                                         (IN THOUSANDS OF HOUSEHOLDS)
Households--December 31, 2000...............................     65,580           9,860        1,296      76,736
Net additions/(deletions)...................................      7,554          (1,208)        (425)      5,921
                                                                 ------          ------        -----      ------
Households--December 31, 2001...............................     73,134           8,652          871      82,657
(Deletions) after year end due to Disengagement(4)..........     (1,880)         (7,253)           0      (9,133)
                                                                 ------          ------        -----      ------
Households January 14, 2002.................................     71,254           1,399          871      73,524
                                                                 ======          ======        =====      ======

--------------------------

(1) Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated household reach.

(2) Cable households included 14.7 million and 11.6 million direct broadcast satellite households at December 31, 2001 and 2000, respectively, and therefore are excluded from other.

(3) See "Broadcast Television Distribution" below for a discussion of the disaffiliation of certain stations from HSN in 2001 and 2002.

(4) Households lost as a result of the conversion of the majority owned stations sold to Univision by USA, from HSN programming to Univision programming. HSN believes that the majority of the lost cable households will be recaptured over the next 12 to 18 months. See "Broadcast Television Distribution" below.

    According to industry sources, as of December 31, 2001, there were
105.4 million homes in the United States with a television set, 73.2 million basic cable television subscribers and 871,000 homes with satellite dish receivers, excluding direct broadcast satellite.

    As of December 31, 2001, America's Store reached approximately 8.5 million cable television households, of which 1.2 million were on a part time basis. Of the total cable television households receiving America's Store, 8.2 million also receive HSN.

    As of December 31, 2001, HSE reached approximately 5.8 million Hispanic broadcast television households. This total includes 2.9 million Hispanic households that receive HSE pursuant to an agreement with Mun2 (a national network) that became effective April 1, 2001. For more information, see "-International Home Shopping Network Ventures-SPANISH LANGUAGE NETWORKS."

CUSTOMER SERVICE AND RETURN POLICY

    Home Shopping Network believes that satisfied customers will be loyal and will purchase merchandise on a regular basis. Accordingly, Home Shopping Network has customer service personnel and/or computerized voice response units available to handle calls relating to customer inquiries 24 hours a day, seven days a week. Generally, any item purchased from Home Shopping Network may be returned within 30 days for a full refund of the purchase price, including the original shipping and handling charges.

DISTRIBUTION, DATA PROCESSING AND TELECOMMUNICATIONS

    Home Shopping Network's fulfillment subsidiaries store, service and ship merchandise from warehouses located in Salem, Virginia, Waterloo, Iowa and in a fulfillment facility in Fontana, California that was opened in 2001.

    Home Shopping Network currently operates multiple main frame and distributed computing platforms and has extensive computer systems which track purchase orders, inventory, sales, payments, credit authorization, and delivery of merchandise to customers. During 2001, Home Shopping Network continued to make significant progress upgrading many of its computer systems. These upgrades will continue in 2002 through enhancements to existing systems and roll out of additional key operational systems.

    Home Shopping Network has digital telephone and switching systems and utilizes voice response units, which allow callers to place their orders by means of touch-tone input or to be transferred to an operator.

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

    Home Shopping Network's product offerings include: homegoods, which include consumer electronics, collectibles, housewares, consumables, entertainment, sports and fitness; jewelry; apparel, which includes fashion and accessories; and cosmetics, which consists primarily of cosmetics, skin care and nutritional supplements. For 2001, homegoods, jewelry, apparel and cosmetics accounted for approximately 51%, 25%, 13% and 11%, respectively, of Home Shopping Network's net sales.

    Home Shopping Network liquidates excess inventory through its four outlet stores located in the Tampa Bay and Orlando areas. Damaged merchandise is liquidated by Home Shopping Network through traditional channels.

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

    Home Shopping Network has lease agreements securing full-time use of two transponders on two domestic communications satellites. Each of the transponder lease agreements grants Home Shopping Network "protected" rights. When the carrier provides services to a customer on a "protected" basis, replacement transponders (I.E., spare or unassigned transponders) on the satellite may be used in the event the "protected" transponder fails. Should there be no replacement transponders available, the "protected" customer will displace a "preemptible" transponder customer on the same satellite. The carrier also maintains a protection satellite and should a satellite fail completely, all "protected" transponders would be moved to the protection satellite that is available on a "first fail, first served" basis.

    A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to the cable systems and/or television stations which receive HSN, America's Store or HSE. However, a failure that would necessitate a move to another satellite may temporarily affect the number of cable systems and/or television stations that receive HSN, America's Store or HSE, as well as all other programming carried on the failed satellite, because of the need to install equipment or to reorient earth stations.

    The terms of two of the satellite transponder leases utilized by Home Shopping Network are for the life of the satellites, which are projected through November of 2004 for the satellite presently carrying HSN and through May of 2005 for the satellite carrying America's Store and HSE.

    Home Shopping Network's access to two transponders pursuant to long-term agreements would enable it to continue transmission of Home Shopping Network programming should either one of the satellites fail. Although Home Shopping Network believes it is taking every reasonable measure to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmissions will not occur. Such a termination or interruption of service by one or both of these satellites could have a material adverse effect on the operations and financial condition of USA.

    The availability of replacement satellites and transponder time beyond current leases is dependent on a number of factors over which Home Shopping Network has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites.

    The FCC grants licenses to construct and operate satellite uplink facilities that transmit signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. Home Shopping Network has been granted one license for operation of C-band satellite transmission facilities and one license for operation of KU-band satellite transmission facilities on a permanent basis in Clearwater and St. Petersburg, Florida.

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

BROADCAST TELEVISION DISTRIBUTION

    Home Shopping Network has entered into affiliation agreements with television stations to carry HSN, America's Store or HSE programs. As of December 31, 2001, Home Shopping Network had affiliation agreements with 7 full-time, full-power television stations, 33 part-time, full-power television stations and 95 low-power television stations for the carriage of HSN, America's Store or HSE programs. The affiliation agreements have terms ranging from several weeks to several years. All television station affiliates receive an hourly or monthly fixed rate for airing HSN, America's Store or HSE programs. A full-power television station is generally carried by cable operators within the station's coverage area. For more information, see "Regulation--Communications Industry--Must-Carry/Retransmission Consent." Low-power stations are rarely carried by cable systems and may be displaced by broadcast digital television transmissions.

    In addition to these affiliation agreements with independently owned television stations, USA formerly carried HSN on a full-time basis on 10 of its 13 owned and operated full-power television stations (three of the 10 stations did not carry HSN during all of 2001) and 27 low-power television stations. On December 7, 2000, USA entered into an agreement to transfer its 13 full-power television stations and its minority interest in 4 other full-power television stations (three of which carried HSN) to Univision in a series of closings in 2001, with the final payment made in January 2002 and on January 14, 2002, the last of the USA stations converted to Univision programming. Two of the full-power television stations in which USA had a minority interest continue to carry HSN pursuant to affiliation agreements with Home Shopping Network. USA also sold the 27 low-power television stations to Ventana Television, Inc., subject to long-term affiliation agreements with Home Shopping Network, with USA retaining a 25% interest in the low-power television stations.

    As noted in the Company's previous filings, the majority of the USA stations sold to Univision are located in the largest markets in the country and aired HSN on a 24-hour basis. Home Shopping Network entered into agreements with major cable operators in the aforementioned markets under which those cable operators will transition HSN from broadcast to satellite feed upon disaffiliation. Home Shopping Network expects that it will successfully manage the process of disaffiliation. A majority of HSN customers in these markets who receive HSN only through over-the-air broadcast television will not be able to receive HSN unless they subscribe to a cable or satellite service that offers HSN. As a result of switching these markets directly to cable carriage, HSN lost approximately 12 million homes and accordingly, HSN's operating results have been and will be affected. Fortunately, sales from broadcast only homes are much lower than sales from cable homes. As a result, HSN's losses attributable to disengagement are expected to be limited. HSN anticipates losing sales, which translates on a pro forma basis for 2001, of $108 million and Adjusted EBITDA (as defined below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and which USA previously referred to as "EBITDA") of $15 million. These anticipated losses are consistent with previous disclosures, in which it was stated that disengagement losses would equal approximately 6% of HSN's sales and Adjusted EBITDA. In addition, in order to effectively transfer HSN's distribution to cable (which has been accomplished), USA will incur charges of approximately $100 million in the form of payments to cable operators and related marketing expenses. In effect, this approximately $100 million payment will reduce USA's pre-tax proceeds from the Univision transaction from $1.1 billion to approximately $1 billion. These disengagement costs are excluded from Adjusted EBITDA. Approximately $4.1 million of these costs were incurred in 2001 and $35.9 million are expected to be incurred in 2002. USA believes that its disengagement costs increased to the higher end of USA's anticipated range of costs, since USA was required to achieve a certain portion of disengagement after the Univision announcement and with specified end-dates for continuing broadcast distribution.

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

INTERNATIONAL HOME SHOPPING NETWORK VENTURES

    GERMANY. Home Shopping Network owns 41.9% of H. O. T. Home Order Television AG ("HOT Germany"), a joint venture that operates a German language shopping business that is broadcast 24 hours a day. HOT Germany has now been re-branded as Home Shopping Europe--Germany. Home

Shopping Network has entered into a shareholders agreement with another shareholder of HOT Germany, Georg Kofler, which, among other things, provides that Mr. Kofler will vote his shares in HOT Germany, representing approximately 15% of HOT Germany, as directed by Home Shopping Network on certain matters including the election of a majority of the members of the Supervisory Board of HOT Germany. Mr. Kofler may not sell his shares of HOT Germany until December 2003, after which time Home Shopping Network has a right of first refusal with respect to such shares. The other shareholders in HOT Germany are Thomas Kirch, owning approximately 33%, and Quelle AG, owning approximately 10.1%. Home Shopping Network, Georg Kofler and the other shareholders of HOT Germany are currently discussing alternative arrangements with respect to their relationship. Home Shopping Network has guaranteed certain bank loans to Mr. Kofler by agreeing to purchase, at a price not to exceed $50 million, Mr. Kofler's shares in HOT Germany that have been pledged to the banks providing the loans in the event of a default by Mr. Kofler.

    EUROPE. On December 17, 1999, USA entered into an agreement with Thomas and Leo Kirch and Georg Kofler pursuant to which each agreed to cooperate with each other to pursue live televised shopping and related e-commerce opportunities in Europe. Pursuant to this agreement, the parties formed HOT Networks AG, a German stock corporation owned 46.67% by Home Shopping Network ("HOT Networks"), which, through its subsidiaries, operates (as described below) shopping and related businesses in Italy, the UK, Belgium and France and has an interest in a German broadcast station featuring transactional travel and gaming programming. There is currently no voting arrangement in place between Home Shopping Network and Georg Kofler with respect to HOT Networks as there is with respect to HOT Germany, or with any other shareholder of HOT Networks, and, therefore, Home Shopping Network does not control HOT Networks. HOT Networks has incurred net losses in each of its past two fiscal years and will require additional funding for its operations. In addition, HOT Networks has funding obligations with respect to its investment in Euvia, which entity is described below. Each of the international operations is at an early stage of development and the Company can provide no assurance that these businesses will continue at their current levels of operations. Home Shopping Network and the other shareholders of HOT Networks are currently discussing alternative arrangements with respect to their relationship.

        ITALY. Home Shopping Europe S.p.A ("Home Shopping Europe--Italy") broadcasts Italian-language televised shopping programming via an Italian national broadcast network. H.O.T. Home Order Television Europe GmbH ("HOT Europe") owns 87.5% and, as of 2001, Convergenza, a Belgian company, owns 12.5% of Home Shopping Europe-Italy. Home Shopping Network has a 37.2% non-voting equity interest in HOT Europe and HOT Networks, Georg Kofler and Thomas Kirch are also shareholders in that entity, but all voting rights in HOT Europe are held, and HOT Europe is controlled, by Messrs. Kofler and Kirch.

        As of December 31, 2001, Home Shopping Europe--Italy owned 100% of the equity of an entity formerly known as Vallau Italia Promomarket ("VIP") and now called Home Shopping Europe Broadcasting S.p.A. that operates an Italian national broadcast network. VIP had applied for a license to operate a national broadcast network in Italy that was denied by the Italian authorities in May 2000. However, an appeal has been filed and a stay of the government's order issued until the decision to deny the license is reviewed. The stay of the order denying the license allows Home Shopping Europe Broadcasting S.p.A. to continue broadcasting until the appeal is heard and a decision rendered or the stay is dismissed or vacated. There can still be no assurance that Home Shopping Europe Broadcasting S.p.A. will be granted a license in Italy. As of the end of 2001, Home Shopping Europe--Italy was broadcasting 24 hours a day, seven days a week with 11 hours of live programming each day. In the event a national broadcast license or authorization is not granted after the above-mentioned litigation, Home Shopping Europe--Italy would be required to seek alternative means of distributing its programming. Currently, there are limited available means of distributing television programming on a nationwide basis and there can be no assurance that alternative means of distribution can be secured.

        UNITED KINGDOM. In October 2001, HOT Networks started broadcasting English-language televised shopping business called Home Shopping Europe--UK in St. Albans outside London and which is broadcast 24 hours a day, seven days a week in the United Kingdom.

        EUVIA. In 2001, HOT Networks purchased 48.6% of Euvia Media AG & Co. KG ("Euvia"), the primary asset of which is a German broadcast station called Neun Live. Euvia programming includes transactional travel programming under the name "sonnenklar" and other interactive programming. The other two shareholders in Euvia are ProSiebenSat.1 Media (a company controlled by Thomas Kirch) and Christiane zu Salm, CEO of Euvia, with whom HOT Networks has entered into a voting agreement, giving HOT Networks control of Euvia.

        BELGIUM/FRANCE. In 2000, HOT Networks began a French-language televised shopping business that was formerly called "HOT Le Grand Magasin" (now called Home Shopping Europe en Francais) from a facility in Brussels, Belgium and which is broadcast 24 hours a day, seven days a week in Belgium and France.

        BELGIUM/NETHERLANDS. In 2001, HOT Networks also began a Dutch-language televised shopping business that is called Home Shopping Europe en het Nederlands that is produced and broadcast from the same facilities in Brussels, Belgium as Home Shopping Europe en Francais.

    CHINA. In June 2000, Home Shopping Network purchased a 21% take in TVSN (China) Holdings Ltd. and will also have the ability to purchase a larger stake in that company over the next several years. TVSN, through its Chinese partners, broadcasts a televised shopping business 18 hours a day in Mandarin Chinese from facilities in Shanghai, People's Republic of China. TVSN currently reaches over 16 million full-time equivalents households in China.

    JAPAN. In 1997, Home Shopping Network acquired a 30% interest in Jupiter Shop Channel Co. Ltd., a venture based in Tokyo. Jupiter Shop Channel broadcasts televised shopping 24 hours a day, of which 60 hours per week are devoted to live shopping. Jupiter Shop Channel has reached agreements to be available in approximately 3.37 million full-time equivalent households as of December 31, 1999. Liberty Media International, Inc., a subsidiary of Liberty, owns a 50% interest in Jupiter Programming Co. Ltd. that is the 70% shareholder in the venture.

    SPANISH LANGUAGE NETWORKS. During 2001, Home Shopping Network continued to operate Home Shopping en Espanol (also known as Home Shopping Espanol). At the end of 2001, Home Shopping Espanol was producing nine hours of live programming a day that was aired 24 hours a day, seven days a week in the United States. Puerto Rico: The Company entered an agreement in December 2000 to purchase three television stations in Puerto Rico: WAVB-TV, San Juan, Puerto Rico; WVEO-TV, Aguadilla, Puerto Rico; and WVOZ-TV, Ponce, Puerto Rico. Pursuant to a separate affiliation agreement, the owner of these stations broadcast Home Shopping Espanol's programming from February 1, 2001 through January 7, 2002. On
December 14, 2001, prior to closing, the Company terminated the purchase agreement by and in accordance with its terms. The Company has now sued the owner of the stations for the return of the Company's $1.8 million deposit currently held in escrow. The owner of the stations has filed an answer and counterclaim, opposing the Company's right to the return of its deposit and claiming that the Company improperly terminated the purchase agreement. Home Shopping Espanol programming is no longer broadcast on those three stations in Puerto Rico, but is still distributed in approximately 37,000 cable households on the island. Mexico: Home Shopping Espanol began distribution of its programming in Mexico as of the end of May 2001 24 hours a day, seven days a week. Three hours are broadcast live each day from Home Shopping Espanol's studios in St. Petersburg, FL to the Mexican audience. The Company is reviewing its strategic plans for its Spanish Language Networks.

HSN.COM

    Home Shopping Network operates HSN.com as a transactional e-commerce site. HSN.com serves as an alternative store front that allows consumers to shop for merchandise from Home Shopping Network's inventory, rather than just viewing the current product offering on Home Shopping Network's television programming.

    HSN.com offers specialized product shopping areas based on product categories, key brands, guest personalities and other areas of interest. HSN.com also offers editorial and informational content, such as photographs and information about Home Shopping Network show hosts and guest personalities, tips for consumers on improving their lives, customer service and television programming information. HSN.com also offers special features such as streaming video of Home Shopping Network's television programming, and live chats with celebrity guests.

    HSN.com provides Home Shopping Network with a means of reaching additional consumers who may not watch or purchase from its television shopping programming, and to increase total purchases by its existing customers.

    HSN.com was profitable on an operating basis within three months of its launch in 1999, and has grown to become an important selling platform for Home Shopping Network, generating approximately 10% of U.S. sales by the end of 2001, and greater revenue in the final quarter of 2001 than in all of 2000.

TICKETING

    Ticketmaster(1) is a leading provider of automated ticketing services with over 7,000 domestic and foreign clients, including many of the foremost entertainment facilities, promoters and professional sports franchises. Ticketmaster is also a leading local portal and electronic commerce company that provides in-depth local content and services to help people get things done online. Ticketmaster's principal online businesses are ticketing, personals, city guide and camping reservations. Ticketmaster's family of websites includes ticketmaster.com, Match.com, citysearch.com, reserveamerica.com, museumtix.com, ticketweb.com, evite.com and livedaily.com, among others. Ticketmaster's businesses are operated in three segments: (1) ticketing, (2) personals and
(3) city guide. Ticketing includes both online and offline ticketing and camping reservations operations, Match.com includes online personals, and Citysearch and Related includes city guides and Ticketmaster's other online properties. The ticketing operations are discussed is this section. Ticketmaster's personals, city guides and other businesses are discussed below under "Match.com" and "Citysearch and Related", respectively.

    Ticketmaster provides its clients with comprehensive ticket inventory control and management, a broad distribution network and dedicated marketing and support services. Ticket orders are received and fulfilled through operator-staffed call centers, independent sales outlets remote to the facility box office and through the ticketmaster.com website. Ticketing revenue is generated principally from service charges and order processing fees received by Ticketmaster for tickets sold on its clients' behalf. Ticketmaster generally serves as an exclusive agent for its clients and typically has no financial risk for unsold tickets.

    Ticketmaster sold 86.7 million tickets in fiscal 2001, generating revenues of $579.7 million. Gross transaction value for fiscal 2001 was $3.6 billion.

------------------------

(1) Unless the context otherwise requires, references to "Ticketmaster" include Ticketmaster (the company formerly known as Ticketmaster
    Online-Citysearch, Inc.) and Ticketmaster Group, Inc. and their predecessors, wholly owned subsidiaries, majority-owned or controlled subsidiaries and ventures and their licensees. These companies were combined in January 2001 and the name of the combined company was changed to "Ticketmaster." See "Corporate History--CERTAIN INTERACTIVE GROUP TRANSACTIONS--TICKETMASTER TRANSACTIONS."

    Ticketmaster has continued to expand its ticketing operations into territories outside of the U.S., and has experienced growth in these markets as the number of tickets sold has increased from 14.2 million to 17.8 million from fiscal 2000 to fiscal 2001, resulting in increased revenues from international ticket sales.

    Ticketmaster also has expanded its ticket distribution capabilities through the continued development of the ticketmaster.com website and related international websites, which are designed to promote ticket sales for live events and disseminate event information. Ticketmaster has experienced significant growth in ticket sales through its websites in recent years and this trend is expected to continue during the next several fiscal years. For the year ended December 31, 2001, online ticket sales through ticketmaster.com and related websites accounted for approximately 32.1% of Ticketmaster's ticketing business, with ticket sales of approximately 27.8 million tickets having a gross dollar value of over $1.3 billion.

    Ticketmaster believes that its proprietary operating system and software, which is referred to as the Ticketmaster System, and its extensive distribution capabilities provide it with benefits that enhance Ticketmaster's ability to attract new clients and maintain its existing client base. The Ticketmaster System, which includes both hardware and software, is typically located in a data center that is managed by Ticketmaster staff. The Ticketmaster System provides a single, centralized inventory control and management system capable of tracking total ticket inventory for all events, whether sales are made on a season, subscription, group or individual ticket basis. All necessary hardware and software required for the use of the Ticketmaster System is installed in a client's facility box office, call centers or remote sales outlets. The Ticketmaster System is capable of processing over 100,000 tickets per hour, and each of its 26 regional computer systems can support 32,000 users, of which as many as 5,000 can theoretically be actively using the system at any one time.

    Ticketmaster has a comprehensive ticket distribution system that includes approximately 3,300 retail Ticket Center outlets and 16 worldwide call centers with approximately 1,750 operator and customer service positions. Ticketmaster provides the public with convenient access to tickets and information regarding live entertainment events. Ticket purchasers are assessed a convenience charge for each ticket sold outside of the venue box office by Ticketmaster on behalf of its clients. These charges are negotiated and included in Ticketmaster's contracts with its clients. The versatility of the Ticketmaster System allows it to be customized to satisfy a full range of client requirements.

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

    Pursuant to its contracts with clients, Ticketmaster is granted the right to collect from ticket purchasers a per ticket convenience charge on all tickets sold at remote sales outlets, by telephone, through ticketmaster.com and other media. There is an additional per order "order processing" fee on all tickets sold by Ticketmaster at other than remote sales outlets. Generally, the amount of the convenience charge is determined during the contract negotiation process, and typically varies based upon numerous factors, including the services to be rendered to the client, the amount and cost of equipment to be installed at the client's box office and the amount of advertising and/or promotional allowances to be provided, as well as the type of event and whether the ticket is purchased at a remote sales outlet, by telephone, through ticketmaster.com or otherwise. Any deviations from those amounts for any event are negotiated and agreed upon by Ticketmaster and its client prior to the commencement of ticket sales. During fiscal 2001, the convenience charges generally ranged from $1.50 to $8.25 per ticket. Average revenue per ticket (which includes convenience charges and order processing fees and other revenue sources directly related to the sale of tickets) was $6.11 in fiscal 2001. Generally, the agreement between Ticketmaster and a client will also establish the amounts and frequency of any increases in the convenience charge and order processing fees during the term of the agreement.

    The agreements with certain of Ticketmaster's clients may also provide for a client to participate in the convenience charges and/or order processing fees paid by ticket purchasers for tickets bought through Ticketmaster for that client's events. The amount of such participation, if any, is determined by negotiation between Ticketmaster and the client. Some agreements also may provide for Ticketmaster to make participation advances to the client, generally recoupable by Ticketmaster out of the client's future right to participations. In isolated instances, the client may negotiate the right to receive an upfront, non-recoupable payment from Ticketmaster as an incentive to enter into the ticketing service agreement.

    Ticketmaster.com, Ticketmaster's primary online ticketing website, is a leading online ticketing service. The service enables consumers to purchase tickets for live music, sports, arts and family entertainment events presented by Ticketmaster's clients and related merchandise over the Web. Consumers can access the ticketmaster.com service at www.ticketmaster.com, from Ticketmaster's other owned and operated websites, including citysearch.com, and through numerous direct links from banners and event profiles hosted by third party websites. In addition to these services, the ticketmaster.com website and related international websites provide local information and original content regarding live events for Ticketmaster clients throughout the United States, Canada, Norway, Ireland and the United Kingdom.

    Since the commencement of online ticket sales in November 1996, ticketmaster.com has experienced significant growth in the volume of tickets sold through its website. Gross transaction dollars for ticket sales through its website increased from approximately $223,000 in November 1996 to $115.1 million in December 2001. Similarly, tickets sold on the ticketmaster.com website in November 1996 represented less than 1% of total tickets sold by Ticketmaster, while tickets sold online in the quarter ended December 31, 2001 represented approximately 33.9% of tickets sold.

    In addition, Ticketmaster's ticketing segment includes its other ticketing companies, TM VISTA, Inc. (formerly know as 2b Technology, Inc.) and
TicketWeb Inc., which were acquired by Ticketmaster in June 2000 and May 2000, respectively.

    TM VISTA is a Richmond, Virginia-based visitor management software developer and offline and online ticketing company. In 2001, TM VISTA changed its name from 2b Technology to reflect the focus on its core software product, the VISTA ticketing system. TM VISTA targets venues such as museums, cultural institutions and historic sites through its websites tmvista.com and museumtix.com. Representative clients include the Guggenheim Museum and the Los Angeles County Art Museum.

    TicketWeb is a leading provider of self-service, Internet-based box-office ticketing operations. TicketWeb revenue is generated principally from convenience charges and order processing fees received by TicketWeb for tickets sold on its clients' behalf. TicketWeb's primary clients are small- to medium-sized venues and event promoters that generally sell fewer than 5,000 tickets per year. In exchange for a license fee, TicketWeb provides its clients with password-protected access to TicketWeb's proprietary system, TicketWeb 2.0. Using a standard Internet web browser, TicketWeb clients can perform a full range of box-office operations, such as create and edit events, monitor ticket sales, download will-call lists and take advantage of TicketWeb's sales and marketing tools.

    Also included in the ticketing segment is Ticketmaster's wholly-owned subsidiary, ReserveAmerica Holdings, Inc., a campground reservation services company acquired in February 2001. ReserveAmerica is a leading provider of outdoor recreation reservation services and software to United States federal and state agencies for camping activities, recreation ticketing and other access privileges to public land attractions. ReserveAmerica also offers its software and services to private campgrounds. The ReserveAmerica system permits the general public to make camping reservations and obtain access to public recreation attractions over the Internet, by telephone or in person. ReserveAmerica's Internet sites (www.reserveamerica.com and www.reserveusa.com) service up to 30,000 visitors daily, and its three telephone call centers are located in New York, California and Wisconsin. ReserveAmerica also utilizes a portion of Ticketmaster's call center located in Orlando, Florida.

EXPEDIA

    USA acquired a controlling interest in Expedia, Inc. on February 4, 2002. Expedia is a leading provider of travel planning services for leisure and small business travelers. Expedia-Registered Trademark- is one of the largest predominantly online travel agencies in the U.S. and, in 2001, was ranked the seventh largest travel agency in the U.S by Travel Weekly. Expedia operates websites offering travel planning services located at Expedia.com, Expedia.co.uk, Expedia.de, Expedia.ca-TM-, Expedia.nl and Expedia.it. Expedia also provides travel planning services through Voyages-sncf.com, as part of a joint venture with SNCF, the state-owned railways group in France. In addition, Expedia provides travel planning services through its telephone call centers and on private-label travel websites through its WWTE business. WWTE is a division of Travelscape, Inc., a wholly owned subsidiary of Expedia, Inc. With its recent acquisition of Classic Custom Vacations, Expedia also provides premier travel packages through its network of travel agents and travel agencies.

    Expedia has developed a global travel marketplace in which travel suppliers can reach, in a highly efficiently manner, a large audience of consumers who are actively planning and purchasing travel. Expedia offers suppliers a broad range of merchandising strategies designed to increase their revenues. Expedia currently offers travel services provided by 450 airlines, 43,000 lodging properties, all major car rental companies, numerous vacation packagers and cruise lines and many thousand destination service merchants such as restaurants, attractions and local transportation and tour providers.

    Expedia has developed innovative and robust technology to power its marketplace. In particular, Expedia's Expert Searching and Pricing platform
(ESP) is an industry leading platform that includes two components: a fare-searching engine that enables broader and deeper airline fare and schedule searches; and a common database platform that allows Expedia and its customers to bundle all types of travel services together dynamically, which further enhances Expedia's ability to cross-sell or package inventory. ESP has helped Expedia become one of the largest online packagers of travel.

    Expedia allows customers to purchase travel services under two different business models: the agency model and the merchant model. Under the agency model, Expedia acts as an agent in the transaction, passing a customer's reservation to the airline, hotel, car rental company or destination service provider. Expedia receives a commission from the travel supplier for its services as an agent. In an agency transaction, the supplier determines the retail price paid by the customer, and the supplier is the merchant. Under the merchant model, an Expedia subsidiary purchases inventory from suppliers at negotiated rates, determines the retail price that the customer pays and processes the transactions as the merchant in the transaction. Acting as a merchant enables Expedia to bypass intermediaries and achieve a significantly higher level of gross profit per transaction than in the agency model. Integrating the merchant inventory with the ESP technology platform has allowed Expedia to create product offerings that benefit both customers and suppliers.

    Expedia's business relies heavily upon its intellectual property rights. The software code, informational databases, and other components that make up Expedia's travel planning service are protected by copyright registrations and patent applications. Trademarks, service marks and logos associated with the names "Expedia," the "Airplane Design," "Travelscape," "Las Vegas Reservation Services," "Rent-a-Holiday" and "WWTE" provide and promote brand recognition for Expedia's travel planning service. As of March 9, 2002, Expedia also uses trademarks, service marks and logos associated with the names "Classic," "Bird of Paradise Design," "Classic Custom Vacations," "Classic Destination Management," "Classic Package Vacations," "Classic Resorts of America," "Classic Vacations," "Haddon Holidays" and "The Classic Collection." Consumers have come to recognize and associate the "Expedia" brand with Expedia's service. Expedia also relies on trademark and trade secret protection law, copyright law, patent law and confidentiality and/or license agreements with its employees, customers, associates and others to protect its proprietary rights. Expedia vigorously pursues the defense and regulation of its copyrights, patents, trademarks and service marks in the United States and internationally.

    Expedia has several arrangements relating to intellectual property with Microsoft Corporation, its former parent and a current USA shareholder, many of which were recently amended and extended. Expedia licenses certain retail products and other technology from Microsoft. All of the licenses relating to Expedia specific software content and data are royalty-free, irrevocable and perpetual. Pursuant to a hosting services agreement, Microsoft provides Expedia with internet service provider services for its Expedia websites. Pursuant to a map server agreement, Microsoft licenses to Expedia certain server technology related to the Expedia Maps service whereby Microsoft will develop, maintain, host and serve maps to the Expedia websites. Pursuant to a patent assignment agreement, Microsoft assigned to Expedia all of Microsoft's patents relating to the operation of Expedia's websites with a limited license of such patents from Expedia to Microsoft.

HOTEL RESERVATIONS

    Hotel Reservations Network is a leading consolidator of hotel and other lodging accommodations. Hotel Reservations Network contracts with lodging properties in advance for volume purchases and guaranteed availability of rooms at wholesale prices and sells these rooms to consumers, often at significant discounts to published rates. In addition, these supply relationships often allow Hotel Reservations Network to offer its customers accommodation alternatives for otherwise unavailable dates. At December 31, 2001, Hotel Reservations Network had room supply agreements with over 4,500 lodging properties in 178 major markets in North America, the Caribbean, Western Europe and Asia.

    Following Hotel Reservations Network's acquisition of TravelNow.com Inc. in February 2001, Hotel Reservations Network began offering its customers the ability to book hotel rooms at over 40,000 hotels (in addition to the hotels with which it has wholesale supply agreements) in over 5,000 cities, air travel on 300 airlines, and car rentals through over 60 car rental companies.

    Hotel Reservations Network markets its lodging accommodations primarily over the Internet through its own websites, www. hotels.com, www.hoteldiscount.com, www.180096hotel.com, www. condosaver.com and www.travelnow.com, through third-party websites and through its telephone call centers. Hotel Reservations Network has negotiated affiliate marketing agreements with many of the leading travel-related websites including Travelocity, nwa.com (operated by Northwest Airlines), Americawest.com (operated by America West Airlines), Cheap Tickets, Vegas.com, Hotelguide.com, Bestfares.com, Yupi.com, and over 16,000 other affiliate websites. Hotel Reservations Network is also prominently featured on and directly linked to most of the leading Internet search engines and online communities, including America Online, Lycos, Yahoo!, Citysearch, Excite and Infoseek. Through these agreements, its accommodations are prominently featured on and linked to these affiliated websites on a co-branded or private label basis.

    Hotel Reservations Network has room supply relationships with a wide range of independent hotel operators and lodging properties, as well as hotels associated with national chains, including Hilton, Sheraton, Wyndham, Hyatt, Westin, Radisson, Best Western, Doubletree and Hampton Inn. Hotel Reservations Network believes that these suppliers view it as an efficient distribution channel to help maximize their overall revenues and occupancy levels. Although Hotel Reservations Network contracts in advance for volume room commitments, its supply contracts often allow it to return unsold rooms without penalty within a specified period of time. In addition, because Hotel Reservations Network contracts to purchase rooms in advance, it is able to manage billing procedures for the rooms it sells and thereby maintain direct relationships with its customers. Hotel Reservations Network has developed proprietary revenue management and reservation systems software that is integrated with its websites and call center operations. These systems and software enable Hotel Reservations Network to accurately monitor its room inventory and provide prompt, efficient customer service. Hotel Reservations Network believes that its supply contracts and revenue management capabilities differentiate it from retail travel agencies and other commission-based resellers of accommodations.

OTHER TRAVEL INTERESTS

    On July 14, 2001, USA entered into an acquisition agreement to acquire 100% of the equity of National Leisure Group ("NLG"). On October 29, 2001, USA and NLG agreed to terminate the acquisition agreement and USA agreed to acquire a $20 million preferred interest in National Leisure Group. In addition, USA and NLG announced an agreement that names NLG as a preferred provider of cruise and vacation packages to USA's new travel cable channel.

TELESERVICES

    Precision Response Corporation and its subsidiaries ("PRC") is a leading full-service provider of outsourced Consumer Care services. PRC offers a fully-integrated mix of traditional call center and e-commerce customer care solutions, to service and care for the consumers of its clients, which include both large corporations and internet-focused companies.

    PRC offers an integration of teleservices, e-commerce customer care services, information technology, which includes database marketing and management, and fulfillment services as part of a one-stop solution, providing a cost-effective and efficient method for its clients to manage their growing customer service and marketing needs. PRC has developed proprietary Customer Relationship Management (CRM) technology specifically for consumer care. This CRM technology effectively delivers the integration of communications services and is supported by a robust back-end database. CRM is the practice of identifying, attracting and retaining the best customers to generate profitable revenue growth. PRC is typically involved in all stages of formulating, designing and implementing its clients' customer service and marketing programs. USA believes that this integrated, solution-oriented approach, combined with the sophisticated use of advanced technologies, provides a distinct competitive advantage in attracting and retaining clients seeking cost-effective ways to contact and service prospective and existing customers.

    In late 2000 and throughout 2001, PRC augmented its existing consumer care offerings through several acquisitions. Its acquisition of Access Direct Telemarketing, Inc. ("ADT"), a proactive consumer care company, and Hancock Information Group, a high-tech business to business lead acquisition firm, strengthened PRC's outbound service capabilities, further rounding out its suite of services. Also in 2001, PRC acquired Avaltus, Inc., an eLearning and Learning Content Management solution provider, to expand its training organization as well as its service and product offerings.

    PRC's consumer care operations allow clients to establish and maintain direct communications with their customers. PRC is experienced in a wide range of industries including travel, telecommunications, financial services, consumer goods and services, hospitality, and energy. PRC believes that its experience, combined with superior training of representatives and leading-edge technology, enables it to service consumer oriented industries in a highly effective manner.

    PRC's primary source of revenue is its consumer care activities generally comprised of inbound (customer-initiated) and outbound teleservicing, as well as other means such as e-mail, web collaboration and online chat/IP telephony, all of which involve direct communication with the clients' consumers. The majority of revenues are derived from inbound teleservicing. Inbound teleservicing consists of longer-term customer care and customer service programs that tend to be more predictable than other teleservicing revenues.

    In handling inbound calls, customer care representatives respond to a variety of customer requests, including inquiries, billing questions, complaints, direct mail response and order processing and provide technical support. In many cases, the PRC customer care representative will save and retain a consumer on behalf of the client or upsell them to a complementary service offering by educating and informing such consumers with respect to its clients' products and services. The complexity of inbound calls ranges from simple one-dimensional data look-ups to more complex multi-system navigation and analysis or sophisticated technical help and trouble shooting. Automated call distributors and digital telephony switches identify each inbound call by an "800" number, then routes the customer's call to a customer care associate trained and dedicated to that particular client's program.

    PRC's outbound services traditionally included conducting customer satisfaction and preference surveys and cross-selling client products, as well as providing proactive customer management with the goal of increased sales and enhanced customer retention. The acquisitions of ADT and Hancock Information Group have added more proactive service calling to PRC's suite of outbound services. Both of these companies specialize in enhancing the sales of its clients' products and services through the use of outbound calling.

    In addition to its traditional teleservices-based customer care services, PRC provides, and continues to develop, a total consumer care solution for companies conducting business over the internet. PRC provides e-mail response and management services ("click-to-email"), live web-based customer care services ("click-to-talk", "click-to-chat"), proactive web services, and customer information and database management to companies engaged in e-commerce and other forms of internet communications on a fully outsourced, turnkey basis.

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

    PRC seeks to develop and maintain long-term relationships with its clients and targets those companies that have the potential for generating recurring revenues due to the magnitude of their customer service departments or marketing programs. Although PRC enters into written contracts with its clients, generally either party retains the right to terminate on varying periods of prior notice. The contracts generally do not assure a specific level of revenue or designate PRC as the exclusive service provider. Contracts typically encompass all aspects of the relationship with the client, together with all applicable charges.

    PRC's teleservicing charges are primarily based on a fixed hourly fee for dedicated service; however, PRC does engage in transaction-based pricing arrangements for certain of its clients' business segments. Charges for database marketing and management services are based on an hourly rate or on the volume of information stored. Charges for fulfillment services are typically assessed on a transaction basis, with an additional charge for warehousing products for clients. PRC assesses separate charges for program design, development and implementation, database design and management, training or retraining of personnel, processing and access fees and account services, where appropriate. Billing charges for internet customer care and electronic message servicing are based on hourly rates and on a transaction basis, respectively, or a combination of charges thereof. Overall, PRC's business continued to be adversely affected by an economy-related slowdown in the outsourcing of consumer care programs, particularly in the telecommunications and financial services areas.

MATCH.COM

    Match.com is a leading online matchmaking and dating service that offers single adults a convenient and private environment for meeting other singles. Match.com, in combination with the One & Only Network, another online personals company operated by Match.com, features more than 2.5 million members with profiles. As of December 31, 2001, the personals operations had 382,150 paying subscribers.

    Match.com is designed to provide adults with a secure, fun environment for meeting other single adults. Match.com provides users with access to other users' personal profiles and enables a user interested in meeting another user to send email messages to that user through Match.com's double-blind anonymous email system. Email recipients can respond, or not, depending on their interest in the sender. Match.com offers users a free service that includes searching, matching and responding to emails from Match.com users; should the user elect to initiate email contact with another Match.com user, Match.com charges a subscription fee, starting with a single-month term, with discounts for longer term subscriptions. Match.com seeks to maintain a balanced number of male and female users by, among other things, forming relationships with women-oriented Internet sites. Match.com also has implemented a number of measures designed to keep the site secure for use by single women.

    Match.com has entered into partnerships and strategic alliances with third parties in order to increase subscriptions in general as well as to target particular segments of its potential subscriber base. Typically, these partners earn a commission on each customer subscription they sell into the Match.com service. Match.com expects to continue to pursue strategic alliances and partnerships domestically and in foreign markets, both through its affiliate program and through agreements with third parties, in an effort to expand its overall subscriber base and to encourage subscriptions from targeted audiences. Match.com purchases advertising on websites, including strategic placement of ads on web pages related to romance and personals, and television in an effort to increase subscriptions and promote the Match.com brand name.

    In September 1999, Ticketmaster purchased One & Only Network, another Internet personals company, which also operates an online affiliate program focused on online matchmaking. These affiliates are able to join the One & Only Network for free, and earn commissions on each customer subscription they sell into One & Only Network's online matchmaking service. One & Only Network is operated as part of the Match.com network, and Ticketmaster is focusing its partnership and advertising efforts on building the Match.com system and brand.

CITYSEARCH AND RELATED

    Citysearch.com is a network of local city guide sites that offer primarily original local content for major cities in the United States and abroad, as well as practical transactional tools to get things done online. The city guides provide up-to-date, locally produced information about a city's arts and entertainment events, bars and restaurants, recreation, community activities and businesses (shopping and professional services), real estate related information, as well as local sports and weather updates. Citysearch also features a comprehensive directory listing, similar to a yellow pages directory, of local businesses in over 3,000 zip codes in the United States. In addition, Citysearch city guides let people act on what they learn by supporting online business transactions, including ticketing, hotel and restaurant reservations, and matchmaking through affiliations with leading ecommerce websites providing these products.

    Ticketmaster has citysearch.com sites in 106 cities in the United States, 103 of which are owned and operated by Ticketmaster and the remaining three of which are partner-led. During 2001, Ticketmaster reduced the number of domestic markets in which Ticketmaster maintains local sales and content staff for from 33 to 15, reflecting a realignment of the city guide focus to a more regionally-based structure. During 2001, Ticketmaster also increased the number of its partner-led international citysearch.com sites from 21 to 43. Ticketmaster's international media partners bring capital, brand recognition, promotional strength and local knowledge to their city guides and allow Ticketmaster to build out its international network of sites faster than it could solely through owned and operated sites.

    Citysearch provides local, regional and national businesses with a wide range of Web advertising options designed to reach growing local audiences. Throughout 2001, Citysearch shifted focus from comprehensive Web site design and hosting, toward advertising solutions that are more targeted and client driven.

    City guide revenues are generated through the sale of online advertising, both local and national, product licensing and consulting services and to a smaller extent, transaction fees from affiliate partners. Local advertising revenues are derived primarily from sale of self-enrollment enhanced listings in search results, in context advertising, targeted electronic mail promotions and targeted sponsorship packages. In addition, while becoming a smaller part of the total revenue stream, Citysearch continues to generate local advertising income from Web site development, hosting and placement in Citysearch's directory listings.

    Also included in the city guide segment is Evite, Inc., a free online invitation service acquired by Ticketmaster in March 2001. In addition to its invitation service, Evite offers a reminder service, polling, payments collection, restaurant and concert listings, event shopping and local resources. Evite now averages more than 3.6 million sent invitations a month.

USA ELECTRONIC COMMERCE SOLUTIONS

    USA Electronic Commerce Solutions ("ECS") was formed in October 1999 as a wholly owned subsidiary of USA. ECS operates and manages online stores by partnering with third parties with strong brands that are committed to using the Internet as a means of providing content and information to further enhance these brands. Within the context of these brand extensions, ECS creates direct selling experiences online and offline by developing, operating and managing the direct selling environment and infrastructure. ECS' services include fulfillment, customer service and customer care, website e-commerce enablement, merchandising, marketing, catalog distribution and direct sales via television.

    ECS has obtained exclusive electronic commerce rights from the National Hockey League for its NHL.com site; the National Basketball Association for its NBA.com site; Turner Sports Interactive, Inc., a subsidiary of AOL Time Warner, for its NASCAR.com website; SportsLine, Inc. for its CBS SportsLine.com and mvp.com sites; and the PGA Tour for all of its Tour-branded websites, including PGATour.com. Pursuant to multi-year agreements with these partners, ECS (directly and through its relationships with other USA affiliates) provides their respective sites with electronic commerce capability, integrated media and marketing services, database-driven offers and promotion, and, in some cases, catalog production and distribution, in addition to fulfillment, customer service and merchandising services.

STYLECLICK

    Styleclick, a majority owned subsidiary of USA, provides e-commerce technology and services to companies in search of effective and profitable out-sourced online strategies. Styleclick offers such business clients a range of services and products, including website design, development and hosting, product imaging, online sales, and merchandising technologies. Clients' websites are hosted on servers owned or leased by Styleclick and rely on a combination of third party and Styleclick proprietary technology to operate. Styleclick generates revenue from clients via service fees charged for such design, construction, operations and maintenance services.

    In March 2001, Styleclick announced certain changes including a new company organization designed to advance its offering of scalable commerce services. At that time, Styleclick announced that its Board of Directors had elected Lisa Brown to the office of Chief Executive Officer of Styleclick and Robert Halper to the office of President and Chief Operating Officer of Styleclick. Ms. Brown also serves as Chief Executive Officer and President of ECS, and Mr. Halper also serves as Executive Vice President, Operations and Finance, of ECS.

    Styleclick entered into a services agreement with ECS that became effective March 20, 2001. Pursuant to the services agreement, ECS provides certain business operations and financial services to Styleclick at cost. Also pursuant to the services agreement, ECS has agreed to use its reasonable efforts, as determined by ECS, to engage Styleclick to provide ECS's non-affiliated customers with technological services of the type provided by Styleclick to third parties to the extent that Styleclick has the capacity to provide such services itself in a timely manner.

    ECS was Styleclick's largest customer during 2001. During the three months ended December 31, 2001, 98%, of Styleclick's revenues came from ECS as a customer of Styleclick with respect to Styleclick's provision of services to four of ECS' customers: Turner Sports Interactive, Inc., SportsLine.com, Inc., the PGA Tour and the NHL. ECS-related business accounted for 40% of Styleclick's 2001 revenues, and 80% of Styleclick's 2001 revenues exclusive of revenues attributable to FirstJewelry.com and FirstAuction.com, websites which Styleclick shut down in 2001. Styleclick expects that ECS will continue to represent substantially all of Styleclick's revenue in 2002. Accordingly,

Styleclick is dependent upon ECS's ability to sell services, including the services provided by Styleclick, to its existing and future customers. However, Styleclick cannot be certain that ECS will use Styleclick's services in any particular instance or at all. ECS's inability to attract new clients, or its decision not to utilize the services of Styleclick, would have a material adverse effect on Styleclick's business, financial condition and results of operations.

    In 2001, Styleclick began to focus on e-commerce services and technology while eliminating its online retail business. During this transition, Styleclick continued to incur significant net losses from continuing operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Styleclick is considering its options with respect to the situation.

USA ENTERTAINMENT GROUP

CABLE AND STUDIOS

    USA CABLE

    USA Cable operates four domestic advertiser-supported 24-hour cable television networks, USA Network, Sci Fi Channel, Trio and NewsWorld International ("NWI"). Since its inception in 1977, USA Network has grown into one of the nation's most widely distributed and viewed satellite-delivered television networks. According to Nielsen Media Research, as of December 2001, USA Network was available in approximately 85.2 million U.S. households (81% of the total U.S. households with televisions). For the 2001 year, USA Network tied for the second highest primetime rating of any domestic basic cable network, with an average rating of 1.7 in primetime for the 12-month period (Source:
Nielsen Media Research). USA Network is a general entertainment network featuring original series and movies, theatrical movies, off-network television series and major sporting events, designed to appeal to the available audiences during particular viewing hours. In general, USA Network's programming is targeted at viewers between the ages of 25 to 54.

    Sci Fi Channel was launched in 1992. It has been one of the fastest-growing satellite-delivered networks since its inception. According to Nielsen Media Research, as of December 2001, Sci Fi Channel was available in approximately
77 million U.S. households (73% of the total U.S. households with televisions)--making it almost a fully-distributed network. Sci Fi Channel features science fiction, horror, fantasy and paranormal programming. In general, Sci Fi Channel's programming is designed to appeal to viewers between the ages of 25 to 54. According to Nielsen Media Research, Sci Fi Channel averaged a primetime 0.8 rating for calendar year 2001, making it a top ten network in its targeted demographic. The Channel has just entered its second year as the largest provider of original dramatic series in primetime on cable.

    In addition to the services described above, Sci Fi Channel has its own website, SCIFI.COM, which was launched in 1995. SCIFI.COM is an online science fiction resource, featuring original entertainment, daily news, feature stories, games and special events that focus on science fiction, science fact, fantasy, horror, the paranormal and the unknown.

    Trio and NWI were acquired by USA Cable from the Canadian Broadcasting Corporation ("CBC") and Power Broadcasting Inc. in May 2000. TRIO relaunched in June 2001 as "popular arts television" featuring the best in film, fashion, music, stage and popular culture. NWI is a 24-hour international news channel that presents hourly newscasts every hour as well as long-form contemporary magazine shows. As of December 31, 2001, Trio was available in over 14 million U.S. households and NWI was available in 10 million U.S. households.

    USA Cable's four networks derive virtually all of their revenues from two sources. The first is the per-subscriber fees paid by the cable operators and other distributors. The second is from the sale of advertising time within the programming carried on each of the networks.

    PROGRAMMING AND TRANSMISSION. USA Network's program line-up features original series, produced exclusively for it (E.G., COMBAT MISSIONS, DEAD ZONE) and approximately 10-15 movies also produced exclusively for it each year. USA Network's programming also includes off-network series such as JAG, NASH BRIDGES, WALKER, TEXAS RANGER, LAW & ORDER: SPECIAL VICTIMS UNIT and LAW &
ORDER: CRIMINAL INTENT, and major theatrically-released feature films. USA Network is home to the AFI LIFE ACHIEVEMENT AWARDS, ECO-CHALLENGE, exclusive midweek coverage of the U.S. OPEN TENNIS CHAMPIONSHIPS, THE WESTMINSTER KENNEL CLUB DOG SHOW, and early round coverage of THE MASTERS, the RYDER CUP and major PGA Tour golf events.

    Sci Fi Channel's program lineup includes original programs, such as CROSSING OVER WITH JOHN EDWARD, FARSCAPE, STARGATE: SG-1, and RIVERWORLD. Additionally, Sci Fi features the best of futures past, with popular vintage series ranging from THE TWILIGHT ZONE to LOST IN SPACE to digitally-remastered episodes of the original STAR TREK series. The Channel continuously updates its library with popular sci-fi fare such as the new STRANGE WORLD, THE OUTER LIMITS, TALES FROM THE CRYPT, EARTH: FINAL CONFLICT, and BABYLON 5.

    USA Network and Sci Fi Channel typically enter into long-term agreements for their major off-network series programming. Their original series commitments usually start with less than a full year's commitment (generally, a pilot episode), but contain options for further production over several years. These original productions will include specials, series, and made-for-television movies. USA Network (and to a lesser extent, Sci Fi Channel) acquires theatrical films in both their "network" windows and "pre-syndication" windows. Under these arrangements, the acquisition of such rights is often concluded many years before the actual exhibition of the films begins on the network. Each network's original films start production less than a year prior to their initial exhibition. Both networks typically obtain the right to exhibit both their acquired theatrical films and original films numerous times over multiple year periods.

    TRIO's programming includes exclusive original series and specials as well as acquired series. In 2002, TRIO plans to introduce its first original series, THE SCORE, from legendary producers Phil Ramone and Norman Lear. It also plans several original specials as well as the exclusive national coverage of the 2002 New Orleans Jazz and Heritage Festival. Acquired programs include acclaimed films, classic concerts, pop culture magazines "Media TV," "Hot Type" and "The Designers" as well as iconic, one-of-a-kind series like ROWAN & MARTIN'S LAUGH-IN and the award-winning SESSIONS AT WEST 54TH ST.

    NWI's line-up is anchored at the top of every hour by the newscast, INTERNATIONAL NEWSFIRST, covering the latest news from around the world, including business, sports, weather and entertainment. Throughout the day NWI also features daily world newscasts presently licensed from broadcasters in Mexico, Russia, China, Germany, Japan and Canada, which are presented both in the original language and with an English translation. Under a long-term supply agreement, NWI's programming is produced by CBC in Canada.

    USA Cable's four networks distribute their programming service on a 24-hour per day, seven-day per week basis. All four networks are distributed in all 50 states and Puerto Rico via satellite for distribution by cable television systems and direct broadcast satellite systems and for satellite antenna owners by means of satellite transponders owned or leased by USA Cable. Any cable television system or individual satellite dish owner in the United States and its territories and possessions equipped with standard satellite receiving facilities is capable of receiving USA Cable's services.

    USA Cable has the full-time use of four transponders on two domestic communications satellites. USA Cable has protection in the event of the failure of its transponders. When the carrier provides services to a customer on a "protected" basis, replacement transponders (I.E., spare or unassigned transponders) on the satellite may be used in the event the "protected" transponder fails. Should there be no replacement transponders available, the "protected" customer will displace a "preemptible" transponder customer on the same satellite. The carrier also maintains a protection satellite and should a satellite fail completely, all "protected" transponders would be moved to the protection satellite that is available on a "first fail, first served" basis.

    A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to those that receive USA Cable's programs. However, a failure that would necessitate a move to another satellite temporarily may affect the number of cable systems that receive USA Cable programs as well as other programming carried on the failed satellite, because of the need to install equipment or to reorient earth stations. The projected ends of life of the two satellites utilized by USA Cable are January 2005 and March 2006, respectively.

    USA Cable's control of two different transponders on each of two different satellites would enable it to continue transmission of USA Network and Sci Fi Channel should either one of the satellites fail. USA Cable does not have this capability for Trio and NWI. Although USA Cable believes it is taking reasonable measures to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmission will not occur. Such a termination or interruption of service by one or both of these satellites could have a material adverse effect on the operations and financial condition of USA. The availability of replacement satellites and transponders beyond current arrangements is dependent on a number of factors over which USA Cable has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites.

    Each of the networks enters into agreements with cable operators and other distributors that agree to carry the programming service, generally as part of a package with other advertiser-supported programming services. These agreements are multi-year arrangements, and obligate the distributor to pay USA Cable a fee for each subscriber to the particular programming service. From time to time, a USA Cable network will be distributed on one or more cable systems without a distribution agreement in effect while the parties negotiate a new agreement, a process that may be protracted. While the cessation of carriage by a major cable operator would have a negative impact on the financial results of USA Cable, the Company has successfully managed the distribution agreement process in the past, and believes it will continue to do so.

    STUDIOS USA

    USA through Studios USA produces and distributes television programs intended for initial exhibition on television and home video in both domestic and international markets. These productions include original programming for network television and first-run syndication through local television stations. Studios USA also is the exclusive domestic distributor of the Universal television library. In addition to the activities of Studios USA, other USA business units are also engaged in financing and distributing television programs for exhibition on USA Network and Sci Fi Channel.

    Studios USA and its predecessor companies have produced programming for network television since the early 1950s and Studios USA remains a major supplier of network and first-run syndication programming today, including
LAW & ORDER, LAW & ORDER: SPECIAL VICTIMS UNIT, THE DISTRICT, THE JERRY SPRINGER SHOW and MAURY (hosted by Maury Povich). For the 2001/02 broadcast season, Studios USA launched a new series for CBS, THE AGENCY, and two new series for NBC from LAW & ORDER creator, Dick Wolf, entitled LAW & ORDER: CRIMINAL INTENT and CRIME & PUNISHMENT. LAW & ORDER: CRIMINAL INTENT and LAW & ORDER: SPECIAL VICTIMS UNIT have both been renewed for the 2002/03 season, while LAW & ORDER has been ordered through the 2004/05 season.

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

    Several of Studios USA's subsidiary companies are individually and separately engaged in the development and/or production of television programs. Certain of these subsidiaries are also signatories to various collective bargaining agreements within the entertainment industry. The most significant of these are the agreements with the Writers Guild of America ("WGA"), the Directors Guild of America ("DGA") and the Screen Actors Guild ("SAG") which agreements typically have a term of several years and then require re-negotiation. The current WGA agreement expires on May 1, 2004, the DGA agreement expires on June 30, 2005 and the SAG agreement expires on June 30, 2004.

    TELEVISION PRODUCTION CUSTOMERS. Studios USA produces television programs for the U.S. broadcast networks for prime time television exhibition. Certain television programs are initially licensed for network television exhibition in the U.S. and are simultaneously syndicated outside the U.S. Historically, Studios USA customers for network television product have been concentrated with the three oldest major U.S. television networks: ABC, CBS and NBC. In recent years, the Fox Broadcasting Company, UPN and the WB Network have created new networks, decreasing to some extent Studios USA's dependence on ABC, CBS and NBC and expanding the outlets for its network product. Programming consists of various weekly series, including the returning productions LAW & ORDER, LAW & ORDER: SPECIAL VICTIMS UNIT, THE DISTRICT, two new series from LAW & ORDER creator Dick Wolf, entitled LAW & ORDER: CRIMINAL INTENT and CRIME & PUNISHMENT on NBC and THE AGENCY on CBS. In the initial telecast season, the network license provides for the production of a minimum number of episodes, with the network having the option to order additional episodes for both the current and future television seasons. The success of any one series may be influenced by the time period in which the network airs the series, the strength of the programs against which it competes, promotion of the series by the network and the overall commitment of the network to the series.

    Generally, network licenses give the networks the exclusive right to broadcast new episodes of a given series for a period of time, generally from four to seven years and sometimes with further options thereafter. Recently, series produced by Studios USA have been distributed on a "dual platform" basis. In the case of LAW & ORDER: SPECIAL VICTIMS UNIT and LAW & ORDER: CRIMINAL INTENT, for example, the USA Network shares the initial exhibition "window" with NBC. Studios USA also produces television film product that is initially syndicated directly to independent television stations for airing throughout the broadcast day and to network affiliated stations for non-primetime airing.

    Studios USA has also been distributing programs on a "dual platform" basis in cable and in syndication. For example, INVISIBLE MAN currently is distributed on a dual platform basis on the Sci Fi Channel and in first-run syndication, and commencing with the 2001-02 broadcast season, Sci Fi's CROSSING OVER WITH JOHN EDWARD also has been dual platformed on Sci Fi Channel and in first-run syndication.

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

    Generally, television films produced for broadcast networks or barter syndication (or those financed by USA Cable Entertainment LLC for cable exhibition) provide license fees and/or advertising revenues that cover only a portion of the anticipated production costs. The recoverability of the balance of the production costs and the realization of profits, if any, is dependent upon the success of other exploitation including international syndication licenses, subsequent basic cable and domestic syndication licenses, releases in the home video market, merchandising and other uses. Pursuant to an agreement with Universal which will terminate upon consummation of the Vivendi Transaction, Studios USA has the right to include eligible product in Universal's international free television output and volume agreements with television broadcasters in major international territories. These agreements represent a substantial revenue source for Studios USA.

    DISTRIBUTION. In general, during the initial production years of a primetime series for the broadcast networks (E.G., seasons one to four), domestic network and international revenues fall short of production costs. As a result, the series will likely remain in a deficit position until sold in the domestic syndication market. The series will be available for airing in the off-network syndication market after a network's exclusivity period ends, typically the September following the completion of the third or fourth network season (or the subsequent season if the series were a mid-season order). For a successful series, the syndication sales process generally begins during the second or third network season. The price that a series will command in syndication is a function of supply and demand. Studios USA syndicated series are sold for cash and/or bartered services (I.E., advertising time), typically for a period of at least five years. Barter transactions have played an increasingly important role in the syndication process as they can represent a majority of the distributor's syndication revenue.

    Studios USA distributes its current programming domestically. In addition, Studios USA is the exclusive domestic distributor of Universal's large television library, with programming dating back to the 1950s and including such series as ALFRED HITCHCOCK PRESENTS; THE VIRGINIAN; MARCUS WELBY, M.D.; DRAGNET; COLUMBO; KOJAK; THE ROCKFORD FILES; MURDER SHE WROTE; MAGNUM P.I.; MIAMI VICE; COACH; and NORTHERN EXPOSURE.

    In addition, Universal currently has the exclusive right, with limited exceptions, to distribute all Studios USA programming internationally. In that regard, Universal has entered into several output and volume agreements with international television broadcasters that include programming produced by Studios USA, including agreements in Germany, France, Spain, Italy and the United Kingdom. These agreements generally provide that the licensor in a given territory shall have exclusive first-run free television rights to all Universal or Studios USA product, or alternatively, provide mechanisms by which the licensor generally commits to license a minimum number per year of first-run series and first-run television movies during a specified term in the territory. Pursuant to the terms of the current distribution arrangement between USA and Universal, USA's eligible programming will have the first right to participate in Universal's international output and volume agreements with international television broadcasters. This agreement will be terminated upon consummation of the Vivendi Transaction.

FILMED ENTERTAINMENT

    USA Films primarily produces and distributes theatrical motion pictures. Eleven films were released theatrically in 2001, among them GOSFORD PARK and THE MAN WHO WASN'T THERE. GOSFORD PARK was nominated for seven academy awards, and won the award for best screenplay (original) and THE MAN WHO WASN'T THERE was nominated for one academy award. TRAFFIC, released initially on December 21, 2000, achieved North American box office of $123,000,000, USA Films' highest grossing film to date. In 2001, USA Films was ranked third among independent theatrical distributors in market share, behind Miramax and New Line. In 2002, USA Films expects to distribute approximately ten films, including POSSESSION (a co-production with Warner Brothers), DELIVER US FROM EVA, FAR FROM HEAVEN and EIGHT WOMEN, directly or indirectly to theatrical exhibitors in the United States and internationally, to home video markets and to television.

                                   REGULATION

    USA and its subsidiaries are subject to various laws and regulations. The following summary does not purport to be a complete discussion of all enacted or pending regulations and policies that may affect USA's businesses. This summary focuses primarily on the enacted federal and state legislation specific to USA's businesses.

TELEPHONE SALES REGULATION

    Telephone sales practices are regulated at both the Federal and state level. The rules of the Federal Communications Commission (the "FCC") under the Federal Telephone Consumer Protection

Act of 1991 (the "TCPA") prohibit the initiation of telephone solicitations to residential subscribers before 8:00 a.m. or after 9:00 p.m. (local time at the called party's location), prohibit the use of automated telephone dialing equipment to call certain telephone numbers, and contain certain disclosure requirements (including a requirement that the caller must give a telephone number or address, during the call, where the seller can be reached). In addition, the FCC rules require teleservicers to have procedures in place to maintain lists of residential customers who do not want to receive telephone solicitations to add customers to that list if they so request, and to avoid making calls to those customers. The FCC rules also prohibit the use of pre-recorded or artificial voice calls to consumers (with limited exceptions) and advertising via telephone facsimile machines. The FCC, private individuals and state attorneys general may seek both injunctive and monetary relief for violation of these FCC rules. Monetary damages may be awarded for the greater of actual damages or $1,500 per offense for willful violation of these rules.

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

    On January 22, 2002, the FTC proposed to amend its telemarketing rules to, among other things, (1) establish a centralized, national "do not call" registry to enable consumers to eliminate most telemarketing calls by calling a toll-free number and adding their phone number to the registry; (2) prohibit telemarketers from receiving a consumer's credit card or other account number from anyone but the consumer, or from improperly sharing it with anyone else for use in telemarketing; and (3) prohibit telemarketers from blocking or otherwise subverting "Caller ID" systems.

    In addition to permitting the FTC, private individuals and state attorneys general to seek both injunctive and monetary damages for violation of the FTC's Telemarketing Sales Rule, the new rules, like the old rules, would not prohibit state attorneys general from also seeking remedies under state law.

    Written comments on the FTC proposed amendments to the Telemarketing Sales Rule are due on March 29, 2002. The proposed amendments, if enacted, would likely become effective within six to twelve months from that date.

    USA believes that its subsidiaries subject to these regulations, principally PRC, are in compliance with the TCPA and FCC rules thereunder and with the FTC's rules under the TCFAPA. USA is unable to predict that its effects, if any, on its revenues and the manner in which it does business if either or both of the FTC and FCC revise their regulations as now proposed.

    Most states have enacted or are considering legislation to regulate telephone solicitations. For example, some states require telemarketers to be licensed and bonded by state regulatory agencies prior to soliciting purchasers within that state. Additionally, telephone sales in many states cannot be final unless a written contract is delivered to, and signed and returned by the buyer and may be canceled within three business days. Some states also have enacted, or are considering enacting, state-wide "do-not-call" lists, the violation of which would subject the telemarketer to steep fines. Penalties for violation of these state telemarketing regulations vary from state to state and include civil as well as criminal penalties. From time to time, bills are introduced in Congress that, if enacted, would regulate the use of credit information, and telemarketing. Several of such bills are now pending.

REGULATION OF THE INTERNET

    The following summary does not purport to be a complete discussion of all enacted or pending regulations and policies that may affect USA's businesses as they relate to the Internet. This summary focuses primarily on the enacted federal, state and international legislation specific to online businesses such as those conducted by certain of USA's subsidiaries. For further information concerning the nature and extent of federal, state and international regulation of online businesses, please review public notices and rulings of the U.S. Congress, state and local legislature and international bodies.

    Due to the growth of the Internet and online commerce, coupled with publicity regarding Internet fraud, new laws and regulations are continually being considered (at the federal, state and international level) regarding property ownership, sales and other taxes, pricing and content, advertising, intellectual property rights, libel, user privacy, and information security. New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for products and services offered by certain of USA's subsidiaries or increase their cost of doing business.

    TAXES. Federal legislation imposing limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998 and extended in 2001. The Internet Tax Non-Disclosure Act, as this legislation is known, exempts certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2003. It is possible this legislation will not be renewed when it terminates. Failure to renew this legislation could allow state and local governments to impose taxes on Internet-based sales, and these taxes could decrease the demand for products and services offered by certain of USA's subsidiaries or increase their cost of operations.

    PRIVACY. Customers provide USA's various businesses with personally identifiable information (PII) that has been specifically and voluntarily given. PII includes information that can identify a customer as a specific individual, such as name, phone number, or e-mail address. This information is used primarily for the purpose of responding to and fulfilling customer requests for the products and services offered by USA's subsidiaries. USA cannot predict whether any of the proposed privacy legislation currently pending will be enacted and the effect, if any, it would have on USA's businesses.

    CURRENT US FEDERAL PRIVACY REGULATION. The federal government has enacted and is considering laws and regulations relating to consumer privacy. The most far-reaching of these current laws are focused on financial institutions, health care providers, and companies that voluntarily solicit information from children. The "Unsolicited Electronic Mail Act of 1999" has been enacted to protect individuals, families, and internet service providers from unsolicited and unwanted electronic mail, commonly referred to as spamming. Additionally, the Federal Trade Commission has a role in consumer privacy protection and is involved with related enforcement activities.

    CURRENT STATE PRIVACY REGULATION. Most states have enacted or are considering legislation to regulate consumer information on the Internet. Much of this legislation is focused on financial institutions and health care providers. The legislation that has become state law is a small percentage of the number still pending, and is similar to what has been enacted at the federal level.

    CURRENT INTERNATIONAL PRIVACY REGULATION. The primary international privacy regulations to which certain of USA's international operations are subject are Canada's Personal Information and Protection of Electronic Documents Act and the European Union Data Protection Directive:

    - Canada: The Personal Information and Protection of Electronic Documents Act (PIPEDA) provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector. PIPEDA recognizes the individual's right to privacy of their personal information. Additionally, it recognizes the need of organizations to collect, use and share personal information and establishes rules for handling personal information. On January 1, 2004, PIPEDA extends to the collection, use, or disclosure of personal information in the course of any commercial activity within a province.

    - Europe: Individual countries within the European Union (EU) have specific regulations related to the transborder dataflow of personal information (i.e., sending personal information from one country to another). The EU Data Protection Directive encompasses many of these individual regulations and requires companies doing business in EU member states to comply with its standards. It provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when sending personal data from any of the EU member states.

    Effective July 25, 2000, the EU member states adopted a safe harbor arrangement that provides that U.S. organizations can adopt procedures that comply with European privacy regulations and can certify their compliance through notice to the U.S. Department of Commerce. Participation in the safe harbor is voluntary and indicates that the organization provides an adequate level of privacy protection and qualifies the company to receive data from EU member states. A company does not have to join the safe harbor to be in compliance with the EU Data Protection Directive. It may choose instead to seek approval for the data transfers from the specific individual. U.S. companies that avail themselves of the safe harbor arrangement are subject to oversight and possible enforcement actions by the Federal Trade Commission or the Department of Transportation (which has authority over "ticket agents") if they violate the provisions of their certification. Such violations may be found to be unfair and deceptive practices.

    Currently, few laws and regulations apply directly to the Internet and commercial online services and, to the extent such laws exist or apply to certain of USA's businesses, USA believes it is in compliance with all of them.

TRAVEL INDUSTRY REGULATION

    USA's travel related businesses must comply with laws and regulations relating to the travel industry and the sale of travel services. These include registering with various states as a seller of travel, complying with certain disclosure requirements and participating in state restitution funds. Both the Federal Trade Commission and the Department of Transportation take the position that their regulations prohibiting unfair and deceptive advertising practices apply to USA's travel businesses. On December 3, 2001, Expedia entered into a Consent Order with the Department of Transportation that resolved an allegation that Expedia's Fare Calendar feature did not properly include airline fuel surcharges in its advertised fare. Expedia modified this feature, and the Consent Order acknowledges that Expedia has corrected the problem. No other enforcement actions are pending.

    In addition, USA's travel businesses are indirectly affected by regulatory and legal uncertainties affecting travel suppliers and computer reservation systems. The U.S. Department of Transportation is considering applying rules that are similar to its computer reservations systems rules to online travel services. The current rules are effective through March 31, 2003. If the U.S. Department of Transportation elects to regulate online travel service providers' fare displays, it may limit the ability of USA's businesses to merchandise air travel.

COMMUNICATIONS INDUSTRY

    The communications industry, including the operation of television broadcast stations, cable television systems, satellite distribution systems and other multichannel distribution systems and, in some respects, vertically integrated cable programmers, is subject to substantial federal regulation, particularly under the Communications Act of 1934, as amended (the "Communications Act"), and the rules and regulations promulgated thereunder by the Federal Communications Commission ("FCC").

    CABLE PROGRAMMING. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") prohibits a cable operator from engaging in unfair methods of competition that prevent or significantly hinder competing multichannel video programming distributors from providing satellite-delivered programming to their subscribers. The FCC has adopted regulations to
(1) prevent a cable operator that has an attributable interest, including voting or non-voting stock ownership of at least 5%, in a programming vendor from exercising improper influence over the programming vendor in the latter's dealings with competitors to cable; and (2) to prevent a programmer in which a cable operator has an attributable interest from discriminating among cable operators and other multichannel video programming distributors, including other cable operators.

    Cable television systems are also subject to regulation pursuant to franchises granted by a municipality or other state or local governmental entity.

    BROADCAST TELEVISION LICENSE GRANT AND RENEWAL. The Communications Act provides that a broadcast license, including the licenses controlled by USA affiliates, may be granted to any applicant upon a finding that the public interest, convenience and necessity would be served thereby, subject to limitations. Television stations operate according to broadcasting licenses that are usually granted by the FCC for a maximum permitted term of eight years, subject to renewal upon application to the FCC.

    DIGITAL TELEVISION. The FCC has taken a number of steps to implement digital television service (including high-definition television) in the United States, including the adoption of a final table of digital channel allotments and rules for the implementation of digital television. The table of digital allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to digital television, conditioned upon the surrender of one of the channels at the end of the digital television transition period. The FCC has set a target date of May 2002 for completion of construction of digital television facilities and 2006 for expiration of the digital transition period, subject to biennial reviews to evaluate the progress of digital television, including the rate of consumer acceptance.

    Material developments in the DTV roll-out could have an impact on Home Shopping Network's business. For example, in the future, low-power television affiliates of Home Shopping Network may have to cease operations due to irremediable interference to or from new digital television allocations.

    MUST-CARRY/RETRANSMISSION CONSENT. Full-power television broadcasters are required to make triennial elections to exercise either "must-carry" or "retransmission consent" rights with respect to their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a television broadcaster demands carriage on a specified channel on cable systems within its television market (defined by Nielsen as a Designated Market Area (DMA)). Alternatively, if a television broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. Home Shopping Network is affected by the must-carry rules in that cable systems have fewer channels available for cable programming services, such as Home Shopping Network, because of mandatory carriage requirements. The FCC currently is conducting a rulemaking proceeding to determine whether, in certain circumstances, it should require carriage of a television station's digital and analog signals.

    SHVIA. The Satellite Home Viewer Improvement Act ("SHVIA"), which was enacted on November 29, 1999 provides, among other things, for a statutory copyright license to enable satellite carriers to retransmit local television broadcast stations into the stations' respective local markets. SHVIA does not require satellite carriers to deliver local stations into their local market--so-called "local-into-local" service. However, as of January 1, 2002, a satellite carrier that chooses to carry at least one local television broadcast station signal pursuant to the statutory copyright must also carry any other full power local television station in the market that requests carriage. In certain instances, a satellite carrier is not required to carry duplicative signals of commercial television stations serving the same local market. Satellite carriers will be prohibited from providing local-into-local service without the consent or must-carry election of a station, but stations will be obligated to engage in good faith retransmission consent negotiations with the carriers.

    COMMUNITY BROADCASTERS PROTECTION ACT. The Community Broadcasters Protection Act of 1999 (CBPA) established a new Class A television status that offers certain protections to "qualifying" low power television (LPTV) stations from full-power television service. In order to qualify for Class A status, an LPTV station must meet specific criteria contained in the CBPA. Alternatively, the CBPA allows the FCC to grant Class A status to any LPTV station if the FCC finds that such a grant would serve the public interest, convenience and necessity.

    REGULATIONS APPLICABLE TO BROADCAST STATIONS AND CABLE SYSTEMS. Cable television operators also are subject to regulations concerning the commercial limits in children's programming, and closed captioning. The FCC's closed captioning rules, which became effective January 1, 1998, provide for the phased implementation, beginning in the year 2000, of a universal on-screen captioning requirement with respect to the vast majority of video programming. The captioning requirement applies to programming transmitted by broadcast television stations and cable programming networks.

    The FCC has adopted rules that take effect as of April 1, 2002 requiring certain cable networks, among others, to provide an oral description of the video portion of certain programming to benefit the visually impaired. USA Network is one of the cable networks that may need to comply with these regulations.

    As part of a directive in the Telecommunications Act, the broadcast and cable television industries have adopted, and the FCC has approved a voluntary content ratings system which, when used in conjunction with so-called "V-Chip" technology, would permit the blocking of programs with a common rating. The FCC directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation that began on July 1, 1999. USA cannot predict how changes in the implementation of the ratings system and "V-Chip" technology will affect its business.

OTHER REGULATORY CONSIDERATIONS.

    USA and its subsidiaries are also subject to varying degrees of other government regulation. Ticketmaster is regulated by certain state and local regulations, including, but not limited to, a law in Georgia that establishes maximum convenience charges on tickets for certain sporting events. Other legislation that could affect the way Ticketmaster does business, including legislation that would regulate the amount of convenience charges and order processing fees, are introduced from time to time in federal, state and local legislative bodies. Ticketmaster is unable to predict whether any such legislation will be adopted and, if so, the impact thereof on its business.

    Ticketmaster has recently introduced, and intends to continue to introduce in the future, new products and services. Many of these products and services have either never previously existed or have developed rapidly due to the fast rate of change in Internet-based business models. As a result, the impact of existing laws and regulations on these new products and services is uncertain. Ticketmaster believes that its new products and services comply with existing laws and regulations, but there can be no assurance that such laws and regulations will not in the future be applied to these new products and services in unforeseen ways. As such, the impact of the application of such laws and regulations on certain of Ticketmaster's businesses cannot be foreseen and may have a material adverse effect on such businesses and the applicable products and services.

    Ticketmaster's products and serviced are subject to various sales and use tax provisions under applicable State and local law. The application of such tax provisions to Ticketmaster's historical and new products and services is subject to interpretations by the applicable taxing authority. Ticketmaster believes it is compliant with these tax provisions, but there can be no assurance that taxing authorities will not take a contrary position and that such position will not result in a material adverse effect to Ticketmaster's business, financial condition and results of operations.

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

              TRADEMARKS, TRADENAMES, COPYRIGHTS AND DOMAIN NAMES

    USA regards its domain names and similar intellectual property as critical to its success. USA relies on a combination of laws and contractual restrictions with its employees, customers, suppliers, affiliates and others to establish and protect its proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, there can be no assurance that others will not independently develop substantially similar intellectual property. USA has registered and continues to register, when appropriate, its trade and service marks as they are developed and used, and USA vigorously protects its trade and service marks. However, effective trademark protection may not be available or may not be sought by us in every country in which our products and services are made available. Our failure to protect our intellectual property in a meaningful manner could materially adversely affect our business or result in erosion of our brand names.

    From time to time we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by our company. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

                                  COMPETITION

USA INTERACTIVE GROUP

HOME SHOPPING NETWORK

    The Home Shopping Network business operates in a highly competitive environment. It is in direct competition with traditional retail merchandisers ranging from large department stores to specialty shops, other electronic retailers, direct marketing retailers such as mail order companies, companies that sell from catalogs, other discount retailers and companies that market through computer technology.

    Home Shopping Network competes with certain other companies which have an affiliation or common ownership with cable operators, which now market merchandise by means of live television. QVC, a competitor of HSN, is controlled by Comcast Corporation. Liberty, which holds a substantial equity interest in USA and USANi LLC, currently owns 43% of QVC, and has entered into a stockholders agreement with Comcast Corporation under which Comcast Corporation controls the day-to-day operations of QVC. A number of other entities are engaged in direct retail sales businesses that utilize television in some form and which target the same markets in which Home Shopping Network operates. Some competitors of the Home Shopping Network business are larger and more diversified than USA.

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

    CHANNEL CAPACITY. In addition, due to a number of factors, including the development of cable operator owned programming, the competition for channel capacity has substantially increased. With the advent of digital cable and new compression technologies on the horizon, this competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. No prediction can be made with respect to the viability of these technologies or the extent to which they will ultimately impact the availability of channel capacity. A substantial portion of USA's businesses, including HSN and USA Cable, are affected by changes in channel capacity and competition among programming providers for available channel capacity.

    HSN INTERNATIONAL

    HSN competes internationally with traditional retailers, direct marketing retailers and others electronic retailers. There are operators throughout the world that either ofer 24-hour electronic retailing or are using infomercials and small amount of live programming that compete with HSN's international operations.

    HSN.COM

    Home Shopping Network operates HSN.com, an Internet retailing service that competes with numerous bricks-and-mortar retailers, other online and offline retail operations, and catalog merchants. A number of the online competitors have a larger user base and have expertise in developing online commerce. USA believes that the principal competitive factors in this market are scale, selection of goods, customer service, reliability of delivery, brand recognition, convenience and accessibility, price, quality of search tools and system reliability.

TICKETING OPERATIONS

    Ticketmaster's ticketing business, including ticketmaster.com, faces competition and potential competition from other national and regional ticketing service companies and entertainment organizations with ticketing capabilities, as well as from its clients who may elect to fulfill ticketing distribution and management functions through their own systems. Not all facilities, promoters and other potential clients use the services of an automated ticketing company, choosing instead to distribute their tickets through their own internal box offices or other distribution channels. Accordingly, Ticketmaster competes with the facilities, promoters and other potential clients for the right to distribute their tickets at retail outlets, by telephone and on the Internet.

    Other companies compete with Ticketmaster by selling stand-alone automated ticketing systems to enable the facilities to do their own ticketing. Several of Ticketmaster's competitors have operations in multiple locations, while others compete principally in one specific geographic location. Ticketmaster experiences substantial competition for potential client accounts and renewals of contracts on a regular basis. Accordingly, there can be no assurance that prospective or renewal clients will enter into contracts with Ticketmaster rather than Ticketmaster's competitors (including clients that choose to self-distribute with, or without, the assistance of the numerous companies that support self-distribution). Ticketmaster competes on the basis of products and service provided, capability of the ticketing system, its distribution network, reliability and price.

    As an alternative to purchasing tickets through Ticketmaster, ticket purchasers generally may purchase tickets from the facility's box office at which an event will be held or by season, subscription or group sales directly from the venue or promoter of the event. Although Ticketmaster's clients may process sales of these tickets through the Ticketmaster System, Ticketmaster derives no convenience charge revenue from the ticket purchasers with respect to those ticket purchases.

    Ticketmaster believes that the principal competitive factors for all its services, including its ticketing, personals and city guide businesses, include: depth, quality and comprehensiveness of content; ease of use; distribution; search capability; and brand recognition.

EXPEDIA

    The travel planning services market is rapidly evolving and intensely competitive. Expedia competes on the basis of feature differentiation and usability, which are products of its technology leadership; breadth and value of travel products and services offered; customer service; and quality of travel planning content and advice.

    In the United States, Expedia competes with other travel planning services providers offering inventory from multiple suppliers, and with suppliers selling their own inventory direct to consumers. Expedia also competes with supplier-owned sites, as well as consortiums of suppliers such as Orbitz, Hotwire and Hotel Distribution Systems. Expedia competes with predominantly-offline travel agencies and entities that aggregate fares from multiple web sites and/or suppliers. Expedia also competes with many of these same parties and others in the provision of private-label booking services. Internationally, Expedia competes with a set of participants that varies on a market-by-market basis.

HOTEL RESERVATIONS

    The market for travel products and services, including lodging accommodations, is intensely competitive and is easy to enter. Hotel Reservations Network believes that competition for lodging accommodations is based predominantly on price, selection and availability of lodging alternatives, selection of destination markets, ease of use, customer service, reliability and travel-related content.

    Hotel Reservations Network competes against other consolidators of lodging accommodations, hotels, travel agencies and other online and offline travel services. As a distributor, Hotel Reservations Networks is at risk that the hotel owners will favor other distributors (or self-distribution) at the expense of Hotel Reservations Network. Currently, most hotels sell their services through travel agencies, travel wholesalers or directly to customers, mainly by telephone. Increasingly, major hotels are offering travel products and services directly to consumers through their own websites. USA believes that this trend will continue.

    Hotel Reservations Network also competes against numerous travel-related websites. Although Hotel Reservations Networks currently has agreements with some of these websites under which Hotel Reservatons Network's booking engine is prominently displayed on and integrated into these websites, there can be no assurance that these affiliations will continue in the future or that they will continue to be beneficial to Hotel Reservations Network's business and Hotel Reservations Network may find itself in competition with these affiliates. In addition, in February 2002, five major hotel chains and Pegasus Solutions announced plans to market lodging accommodations over the Internet through multiple websites using a "merchant" business model similar to Hotel Reservations Network's business model.

    As demand for online travel products and services grows, Hotel Reservations Network believes that companies already involved in the online travel products and services industry, as well as traditional travel suppliers and travel agencies, will increase their efforts to develop services that more closely resemble Hotel Reservations Network's online products and services.

    In addition, some of Hotel Reservations Network's current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than Hotel Reservations Network and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of Hotel Reservations Network's competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to website and systems development than Hotel Reservations Network. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on Hotel Reservations Network. There can be no assurance that Hotel Reservations Network will be able to compete successfully against current and future competitors or address increased competitive pressures.

TELESERVICES

    The consumer care industry in which PRC operates is very competitive and highly fragmented. Competitors range in size from very small firms offering specialized applications and short-term projects, to large independent and international firms and the in-house operations of many clients and potential clients. In-house interactive customer communications organizations comprise the largest segment of the industry. The industry includes a number of non-captive interactive customer service operations. In addition, PRC also competes with large technology and consulting firms in situations where it has not partnered with such firms with respect to a potential business opportunity. PRC believes that the principal competitive factors in its industry are a reputation for quality, sales and marketing results, price, technological expertise and application, and the ability to promptly provide clients with customized and creative solutions and approaches to their customer service and marketing needs. PRC believes that it competes favorably with other companies with respect to the foregoing factors for large-scale, ongoing customer service and marketing programs where the principal competitive factor is quality. PRC has not generally chosen to compete for high-volume outbound marketing programs where the principal competitive factor is price. Certain competitors may have capabilities and resources greater than PRC's which may be a competitive disadvantage in bidding for very large programs.

MATCH.COM

    The dating services business is very competitive. Match.com's and One & Only Network's primary competitors include the personals sections of newspapers and magazines, free dating services, other pay-dating services, including local online offerings from stand-alone dating websites or local media.

CITYSEARCH AND RELATED

    The markets for local content and services are highly competitive and diverse. Citysearch's primary competitors include online providers of local content, numerous search engines and other site aggregation companies, media, telecommunications and cable companies, Internet service providers and niche competitors which focus on a specific category or geography and compete with specific content offerings provided by Citysearch, paper city guides and listings contained in various newspapers and magazines. Many of Ticketmaster's city guide competitors have greater financial and marketing resources than it has and may have significant competitive advantages through other lines of business and existing business relationships. Furthermore, additional major media and other companies with financial and other resources greater than Ticketmaster may introduce new Internet products addressing the local interactive content and service business in the future.

USA ELECTRONIC COMMERCE SOLUTIONS

    ECS competes with a number of companies in providing end-to-end commerce solutions to third parties. ECS also competes with companies that provide certain portions of its operations, including fulfillment and customer service providers, transaction enablers and consulting firms. In addition, as demand for electronic retailing grows, other service providers may increase their efforts to develop services that compete with those offered by ECS. ECS believes that the principal competitive factors in its business are scalability, depth of e-commerce offering and ability to offer end-to-end solutions. There can be no assurance that ECS will be able to compete successfully against current and future competitors.

STYLECLICK

    Styleclick faces competition from companies that currently, or could readily, provide e-commerce services similar to those offered by Styleclick. Certain of Styleclick's competitors may be advantaged as compared to Styleclick with respect to technology, client lists, scale and access to capital. In addition, Styleclick potentially faces competition from companies that possess the technology and expertise necessary to effectively operate large-scale e-commerce businesses, but that may not currently offer such services to third-parties. Styleclick's challenges in meeting its obligations to its existing customers may make it difficult for Styleclick to attract or adequately service new customers. Styleclick believes that the principal competitive factors in this market are selection of goods, customer service, reliability of delivery, brand recognition, website convenience and accessibility, price, quality of search tools and system reliability. There can be no assurance that Styleclick will be able to compete successfully against current and future competitors.

USA ENTERTAINMENT

CABLE AND STUDIOS

    USA CABLE

    USA Cable competes for access to its customers and for audience share and revenue with broadcasters and other forms of entertainment. Cable operators and other distributors only contract to carry a limited number of the available networks. Therefore, they may decide not to offer a particular network to their subscribers, or they may package a network with other networks in a manner that only a portion of their subscribers will receive the service (for example, by charging an additional fee). In addition, there has been increased consolidation among cable operators, so that USA Cable's networks have become increasingly subject to the carriage decisions made by a small number of operators. This consolidation may reduce the per-subscriber fees received from cable operators in the future. The consolidation also means that the loss by any network of any one or more of its major distributors could have a material adverse impact on that network. The competition for advertising revenues also has become more intense as the number of television networks has increased. While many factors affect advertising rates, ultimately they are dependent on the numbers and types of viewers that a program attracts. As more networks compete for viewers, it becomes increasingly difficult to increase or even maintain a network's number of viewers. Moreover, to do so may require a network to spend significantly greater amounts of money on programming. Therefore, greater pressure may be placed on the networks' ability to maintain advertising revenue levels and to try and generate increases. Both USA Cable and Studios USA are affected by competition for advertising revenues. The competition for third-party programming is likely to increase. Many networks, including USA Cable's networks, are affiliated with companies that produce programming. This programming is becoming increasingly difficult to acquire by third parties or unaffiliated networks. As a result, there is likely to be strong competition to acquire remaining programming.

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

    In 1995, the FCC repealed its financial interest and syndication rules ("fin-syn rules"). The fin-syn rules were adopted in 1970 to limit television network control over television programming and to foster the development of diverse programming sources. The rules had restricted the ability of the three established, major U.S. televisions networks (I.E., ABC, CBS and NBC) to own and syndicate television programming. The repeal of the rules has increased in-house production of television programming for the networks' own use. As a result of the repeal of the fin-syn rules, the industry has become increasingly vertically integrated, with all of the major broadcast networks, with the exception of NBC, being aligned with a major studio. In addition, the three major broadcast networks have their own in-house or affiliated production units. There can be no assurance that these changes will not have a negative impact on Studios USA's business as its network customers are now able to choose between their own product and Studios USA's product in making programming decisions. Nonetheless, up through the current 2001/02 season, Studios USA has continued to remain one of the primary independent suppliers of U.S. television programming.

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

                                   EMPLOYEES

    As of the close of business on December 31, 2001, USA and its subsidiaries employed approximately 16,900 full-time employees, with approximately 1,060 employees employed by USA Cable and Studios USA, 4,470 employees employed by Electronic Retailing, 720 employees employed by Hotel Reservations, 60 employees employed by Styleclick, 110 employees employed by USA Films, 4,620 employees employed by Ticketmaster, including Citysearch and Match.com, 5,790 employees employed by Teleservices and 70 employees employed by USA Electronic Commerce Solutions. Of these employees, 5,660 were employed by USA through USANi LLC. In addition, as of December 31, 2001, Expedia employed 896 full-time employees. USA believes that it generally has good employee relationships, including with employees represented by unions and guilds.

ITEM 2. PROPERTIES

    USA's facilities for its management and operations are generally adequate for its current and anticipated future needs. USA's facilities generally consist of executive and administrative offices, fulfillment facilities, warehouses, operations centers, call centers, television production and distribution facilities, satellite transponder sites and sales offices.

    All of USA's leases are at prevailing market (or "most favorable") rates and, except as noted, with unaffiliated parties. USA believes that the duration of each lease is adequate. USA believes that its principal properties, whether owned or leased, are adequate for the purposes for which they are used and are suitably maintained for such purposes. Most of the office/studio space is substantially utilized, and where significant excess space exists, USA leases or subleases such space to the extent possible. USA anticipates no future problems in renewing or obtaining suitable leases for its principal properties.

CORPORATE

    USA maintains its principal executive offices at Carnegie Hall Tower, 152 West 57th Street, New York, New York that consists of approximately 29,850 square feet leased by USA through October 30, 2005 and an additional 6,100 square feet leased by USA through August 31, 2008.

USA INTERACTIVE GROUP

HOME SHOPPING NETWORK

    Home Shopping Network owns an approximately 480,000 square foot facility in St. Petersburg, Florida, which houses its Home Shopping Network television studios, broadcast facilities, administrative offices and training facilities. Home Shopping Network also leases 40,000 square feet of modular buildings located at this facility.

    Home Shopping Network owns two warehouse-type facilities totaling approximately 84,000 square feet near Home Shopping Network's main campus in St. Petersburg, Florida. These facilities have been used for returns processing, retail distribution and general storage.

    Home Shopping Network leases a 41,000 square foot facility in Clearwater, Florida for its video and post-production operations. Home Shopping Network expects to terminate this lease and vacate the facility in 2002.

    Home Shopping Network owns and operates a warehouse consisting of 163,000 square feet located in Waterloo, Iowa, which is used as a fulfillment center. In addition, Home Shopping Network rents additional space in Waterloo, Iowa consisting of 50,000 square feet.

    Home Shopping Network owns and operates a warehouse located in Salem, Virginia, consisting of approximately 780,000 square feet, which is used as a fulfillment center. In addition, Home Shopping Network leases one additional location in Salem, Virginia consisting of 194,750 square feet and two additional locations in Roanoke, Virginia consisting of 70,000 square feet and 383,000 square feet. Home Shopping Network plans to terminate the lease for the 70,000 square foot location and vacate the space in 2002.

    Home Shopping Network leases 450,000 square feet of a 817,750 square foot warehouse in Fontana, California, which it opened as an additional fulfillment facility in 2001. The remainder of this facility is leased by other subsidiaries of USA.

    Home Shopping Network's retail outlet subsidiary leases three retail stores in the Tampa Bay area and one in the Orlando areas, totaling approximately 86,425 square feet.

HSN INTERNATIONAL

    Home Shopping Europe--Germany owns no real estate in Germany, although it leases approximately 3,200 square meters in Ismaning, Germany (outside Munich) for offices and studios.

TICKETMASTER

    Ticketmaster's corporate offices are housed at 3701 Wilshire Boulevard, Los Angeles, California, where it currently leases approximately 73,700 square feet under leases expiring in 2003 and 2006. Ticketmaster leases office space in various cities throughout the United States, the United Kingdom,

Ireland, Canada, Norway, Germany and France. As of December 31, 2001, Ticketmaster had approximately 835,500 square feet of space under lease, with scheduled expirations ranging from April 2002 to June 2014.

    Ticketmaster owns an operating office in Vancouver, Canada. Ticketmaster owned an office building in West Hollywood, California, which it sold to USA on February 1, 2001.

EXPEDIA

    Expedia's headquarters are located in Bellevue, Washington in a leased space consisting of approximately 108,000 square feet. The leases for these spaces expire from 2003 to 2007. Expedia also leases space in Tacoma, Washington, Ft. Lauderdale, Florida and Washington, D.C.

    Travelscape, Inc., a subsidiary of Expedia, is headquartered in Las Vegas, Nevada. Travelscape leases office space consisting of approximately 53,000 square feet in Las Vegas, Nevada. As a result of its acquisition of the Classic Custom Vacation assets in March 2002, Expedia also leases office space in San Jose, California and warehouse space in Post Falls, Idaho.

    Expedia also leases office space in Brussels, Belgium; Toronto, Canada; London, England; Milan, Italy; and near Munich, Germany.

HOTEL RESERVATIONS

    Hotel Reservations Network's operations are headquartered in Dallas, Texas, where it leases an aggregate of approximately 47,000 square feet of office space. The lease for this space expires in 2003.

    TravelNow.com's offices are located in Springfield, Missouri, where it currently leases approximately 12,500 square feet of office space. The lease for this space expires in 2002. TravelNow has entered into lease of approximately 15,000 square feet of office space commencing in May 2002.

    Hotel Reservations Network also leases office space in Ft. Worth and Pharr, Texas, Miami, Florida, Grand Haven, Michigan, Atlantic City, New Jersey, Burbank, California, and Paris, France.

TELESERVICES

    PRC's headquarters are located in Plantation, Florida, where it leases approximately 45,000 square feet of space under a lease expiring in March 2010, with options to renew for up to an additional 15 years.

    As of December 31, 2001, PRC had 20 customer interaction centers. PRC added two centers as a result of the Hancock Information Group acquisition and, in addition, opened two centers and closed two centers.

    As of December 31, 2001, PRC operated the following customer interaction centers:

                                                                            APPROXIMATE NUMBER OF
                                                              APPROXIMATE      WORKSTATIONS AT
LOCATION                                                      SQUARE FEET     DECEMBER 31, 2001
--------                                                      -----------   ---------------------
Miami, Florida..............................................     29,000               300
Kendall, Florida............................................     24,000               405
Orlando, Florida............................................     34,000               610
Margate, Florida............................................     34,000               580
Miami-Glades, Florida(1)....................................    138,000             1,405
Coconut Creek, Florida......................................     26,000               205
East Kendall, Florida.......................................     12,000               165
Sunrise, Florida(1).........................................     41,000               445
Cutler Ridge, Florida(2)....................................    109,000               940
Shreveport, Louisiana.......................................     35,000               340
Cedar Rapids (Westdale), Iowa...............................      6,000               135
Cedar Rapids, Iowa(1).......................................      9,000                90
Coralville, Iowa............................................     13,000               150
Ames, Iowa..................................................     12,000               180
Marshalltown, Iowa..........................................      9,000               130
Des Moines (Euclid), Iowa...................................     12,000               170
Des Moines (Army), Iowa.....................................     14,000               150
West Mifflin, Pennsylvania..................................     64,000               520
Longwood, Florida(1)........................................     25,000               125
Maitland, Florida...........................................     18,000               130
                                                                                    7,175

    In addition to the above facilities, and as a result of its acquisition of Avaltus in August 2001, PRC leases approximately 10,000 square feet of space in Salt Lake City, Utah and approximately 22,000 square feet of space in Denver, Colorado under leases expiring in February 2002 and November 2003, respectively.

    PRC leases all of the above facilities, with the exception of the facility located in Sunrise, Florida, which it owns. The leases for these facilities expire between 2002 and 2022, assuming the exercise of all renewal options.

------------------------

(1) Certain administrative and operational departments are also located in this facility.

(2) In its pending chapter 11 bankruptcy case, K-Mart Corporation has rejected PRC's sub-lease of the premises located at 19500 S. Dixie Highway, Cutler Ridge, Florida and has rejected K-Mart's original lease of the premises made with the landowner, all pursuant to the provisions of 11 U.S.C.
    section 365. The landowner has commenced an action is state court to evict PRC from the premises, for possession and for unlawful detainer, which action PRC intends to vigorously defend. PRC has answered and served affirmative defenses to the complaint filed by the landowner and has asserted a counterclaim for unjust enrichment based on improvements PRC made to the premises.

MATCH.COM

    Ticketmaster's personals businesses are located in Richardson, Texas, where it currently leases approximately 31,300 square feet under a lease expiring in 2005.

CITYSEARCH AND RELATED

    Ticketmaster's city guide headquarters are located in Pasadena, California, where it currently leases approximately 48,200 square feet under a lease expiring on March 31, 2002. Ticketmaster has leased approximately 36,900 square feet at 3731 Wilshire Blvd., Los Angeles, California, under a lease expiring 2006 and intends to move its city guide headquarters to such space in the first and second quarters of 2002. Ticketmaster also leases local office space for its city guide business in approximately 14 cities throughout the United States. Local offices range in size from less than 2,000 square feet to 7,500 square feet and have lease terms that range from month-to month to seven years. None of such leases expires later than 2005, except for the San Francisco lease that expires in 2006.

USA ELECTRONIC COMMERCE SOLUTIONS

    The executive offices of USA Electronic Commerce Solutions are located at 810 Seventh Avenue, 18th Floor, New York, New York. Approximately 15,500 square feet are maintained under a lease expiring in 2010. ECS also maintains approximately 6,000 square feet of additional space at the same address under a sublease expiring in 2007.

STYLECLICK

    Styleclick's headquarters are in Chicago, where it leases 10,500 square feet under a lease expiring 2005. Styleclick also leases a 23,000 square feet facility in Culver City, California under a lease expiring in 2006, a 4,800 square foot facility in High Point, North Carolina under a lease that expires in 2004, and an additional 10,000 square feet in Los Angeles, under a lease expiring in 2002, each of which it subleases to a third party.

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

    USA Cable also leases approximately 55,000 square feet in a facility in Jersey City, New Jersey, where USA Cable has its broadcast operations center. This space is used to originate and transmit the USA Network, Sci Fi Channel, Trio, and NWI signals. Post-production for USA Networks, Sci Fi Channel, and Trio, including audio production, editing, graphics and duplication, also is performed at this location. The lease for this space continues through April 30, 2009, and there are options to continue the term beyond that time.

    Studios USA currently conducts its domestic television production and distribution operations primarily from its executive and administrative offices in West Hollywood, California (in a facility owned by USA, located at 8800 Sunset Boulevard, West Hollywood, California 90069) and in New York City (in leased office space located at 1325 Avenue of the Americas, New York, New York 10019). Additionally, Studios USA has four domestic sales offices located in Atlanta, Chicago, Dallas and New York City. Production facilities in Southern California are leased primarily from Universal on its Universal City lot on an as-needed basis depending upon production schedules. Studios USA also leases production facilities in New York City for the production of LAW & ORDER, LAW &
ORDER: CRIMINAL INTENT, SALLY and MAURY, in New Jersey for LAW & ORDER: SPECIAL VICTIMS UNIT and in Chicago for production of THE JERRY SPRINGER SHOW.

FILMED ENTERTAINMENT

    USA Films' executive offices are located in New York, New York. Approximately 15,000 square feet are maintained under a lease expiring on June 30, 2009.

    USA Films also maintains offices in Beverly Hills, California, where it currently leases approximately 20,000 square feet under a lease expiring on May 31, 2007.

ITEM 3. LEGAL PROCEEDINGS

    In the ordinary course of business, USA and USANi LLC and their subsidiaries are parties to litigation involving property, personal injury, contract and other claims. The amounts that may be recovered in these matters may be subject to insurance coverage. Although amount received in litigation are not expected to be material to the financial position or operations of USA and USANi LLC, this litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

LITIGATION RELATING TO THE CONTRIBUTION OF USA ENTERTAINMENT ASSETS TO JOINT VENTURE WITH VIVENDI UNIVERSAL S.A.

    USA and its directors, along with Vivendi Universal S.A. and Liberty Media Corporation, have been named as defendants in purported stockholder class and derivative actions filed in the Court of Chancery, County of New Castle, State of Delaware. Each of these actions, which are substantially identical, are brought on behalf of a purported class consisting of public stockholders of USA not affiliated with any of the defendants and as a purported derivative action in the right of USA. The complaints in the actions allege, among other things, that "[t]he transfer of the USA Entertainment Group and its assets to the [VUE Joint Venture] represents a break-up" of USA; that this transfer is "wrongful, unfair and harmful" to the public stockholders of USA; that the transfer, and related transactions, represent breaches of fiduciary duty by the individual defendants; that the board of directors of USA has not fulfilled its alleged duties in connection with the transaction because defendants were allegedly under a duty to seek the highest price available for the USA Entertainment Group; that specified defendants (i.e., Mr. Diller, Vivendi, Liberty and the representatives of Vivendi and Liberty on the USA board of directors) are being disproportionately "enriched" by the proposed transaction in relation to the public stockholders; that the defendants have "failed to fully disclose the true value of USA's Entertainment Group" and the alleged future financial benefits which Vivendi, Liberty and Mr. Diller will obtain; and that the individual defendants approved Mr. Diller's alleged usurpation of a corporate opportunity. The complaints also allege that Vivendi and Liberty have aided and abetted the individual defendants in their alleged breaches of fiduciary duty. As relief, the complaints seek, among other things, a declaration that the proposed joint venture is "unfair, unjust and inequitable"; an injunction against consummation of the transactions; an award of damages in an unspecified amount; and an order "[r]equiring defendants to conduct a proper process in the break up of [USA]." On February 11, 2002, the Chancery Court issued an order consolidating the actions under the caption, IN RE: USA NETWORKS, INC. SHAREHOLDERS LITIGATION, Consolidated Civil Action No. 19236-NC. USA believes the allegations of the complaints are entirely without merit and intends to vigorously defend the actions.

HOME SHOPPING NETWORK CONSUMER CLASS ACTION

    On November 15, 1999, Home Shopping Network was named as a defendant in a consumer class action lawsuit entitled BRUCE TOMPKINS, HENRIETTA BUCK AND JODI HABEL HILL ON BEHALF OF THEMSELVES AND ALL OTHER SIMILARLY SITUATED INDIVIDUALS
V. PROTEVA, INC., HOME SHOPPING NETWORK, INC. D/B/A HOME SHOPPING NETWORK AND THE HOME SHOPPING NETWORK, JOHN ROBERTS, VIVIAN ROBERTS MCKINLEY, KN CHAN, WILLIAM LYNCH AND BRIAN JORDAN, filed in the Chancery Division of the Circuit Court of Cook County, Illinois, Case No. 99 CH 12013. The action is purportedly brought on behalf of consumers who were alleged to have purchased a Proteva personal computer from one of the defendants and experienced one of the three following conditions: (a) the computer was or became defective upon purchase or soon thereafter, (b) a defendant refused or failed to honor the rebate offer which was offered as part of the sale, or (c) a defendant refused or failed to provide customer service as purportedly advertised. In the complaint, the plaintiffs assert causes of action for consumer fraud, breach of implied warranty of merchantability and unjust enrichment and seek compensatory and punitive damages along with interest, costs and attorneys' fees. Home Shopping Network filed an answer to the complaint.

    The plaintiffs filed an amended class action complaint that, among other things: (i) added an additional named plaintiff, Susan Leff, (ii) added Home Shopping Club LP, Warrantech Helpdesk, Inc., Banctech Service Corp. and Timespace Internet, Inc. as named defendants, (iii) removed two individuals as named defendants, Vivian Roberts McKinley and Kn Chan, and (iv) expanded the existing warranty cause of action to also apply to breach of express warranty. On May 9, 2000, Home Shopping Network, Inc. and Home Shopping Club LP (the "HSN Defendants") filed a motion to dismiss the amended complaint. On May 23, 2000, the Cook County Circuit Court addressed the HSN Defendants' motion to dismiss by entering an Order that, in pertinent part, required the plaintiffs to file a second amended complaint. On June 6, 2000, the plaintiffs filed a second amended class action complaint that, among other things, added an additional named plaintiff, Anastasia Kolias, and asserted two additional causes of action for negligent misrepresentation and breach of contract. The HSN Defendants filed an answer and affirmative defenses to the second amended complaint.

    On December 1, 2000, the plaintiffs filed a third amended class action complaint that, among other things: (i) added an additional named plaintiff, Wayne Varner, (ii) removed three corporate defendants, Warrantech
Helpdesk, Inc., Banctec Services Corp. and Timespace Internet, Inc., and
(iii) removed causes of actions for negligent misrepresentation and breach of contract. The HSN Defendants filed an answer and affirmative defenses to the third amended complaint. On February 27, 2001, the plaintiffs filed a motion for class certification.

    On June 1, 2001, the Court entered an Order granting plaintiffs' motions to voluntarily dismiss plaintiffs Henrietta Buck and Anastasia Kolias from the lawsuit. On July 2, 2001, the HSN Defendants together with certain other defendants filed a consolidated brief in opposition to plaintiffs' motions for class certification. On or about July 23, 2001, the plaintiffs sought and were granted leave to file a fourth amended class action complaint that added an additional named plaintiff, Monetha Harris. The HSN Defendants have filed an answer and affirmative defenses to the fourth amended complaint. In addition, on September 6, 2001, the HSN Defendants filed a revised consolidated brief in opposition to plaintiffs' motion for class certification to which the plaintiffs replied. A hearing on the motion for class certification was held on November 13, 2001. On December 14, 2001, the Court granted class certification for an Illinois class only (plaintiffs were seeking nationwide class certification). The parties are engaged in discovery and the HSN Defendants continue to vigorously defend this action.

URBAN LITIGATION

    Beginning in October 1996, Home Shopping Club, Inc. ("HSC"), predecessor in interest to HSN LP, withheld monthly payments under the Affiliation Agreement with Urban Broadcasting Corporation due to breaches of the Affiliation Agreement by Urban. Urban contested this action. In addition, on January 10, 1997, Urban filed an Emergency Request for Declaratory Ruling with the FCC requesting an order that the requirement in the Affiliation Agreement that Urban broadcast at full-power violates the FCC's rules, or alternatively, requesting that the FCC revise the terms of the Affiliation Agreement to bring it into compliance with its Rules. Urban also requested that the FCC undertake an inquiry into USA's actions of withholding payments to Urban to determine whether USA is fit to remain an FCC licensee. On December 17, 1999, Urban filed a Supplement to Emergency Request for Declaratory Relief requesting that the FCC (1) set a deadline for reformation of several agreements between the parties, (2) rule that the station's power authorized level is lower than the level set by current authorizations and (3) agree not to pass on any applications for assignment or transfer of the station. Certain entities controlled by USA filed an opposition to this Request on January 10, 2000 to which Urban replied on January 27, 2000. As of this date, no ruling has been issued by the FCC.

    On October 23, 1997, HSC filed suit against Urban in the Circuit Court for Arlington County, Virginia seeking a judicial declaration that it was entitled to withhold the payments in dispute because of Urban's breaches of the Affiliation Agreement. Urban responded with counterclaims and began a related action in the Circuit Court against HSC, HSN, Inc. (now USA) and Silver King Broadcasting of Virginia, Inc. (now USA Station Group of Virginia, Inc. ("USA-SGV")). Urban asserted contract and tort claims related to HSC's decision to withhold affiliation payments. A trial was held on April 5-7, 1999. At the conclusion of Urban's case, the court ruled that Urban's evidence be struck and that judgment be entered in favor of HSC, USA and USA-SGV on all counts of Urban's First Amended Motion for Judgment. Further, the court ruled that the related chancery action, which had been consolidated with the law action for trial, be severed for further proceedings at some future date. A Final Order of Judgment concerning the above rulings was entered by the court on May 5, 1999. On May 3, 1999, HSC, USA and USA-SGV filed a Motion for Summary Judgment directed to all remaining counts in the chancery action. Urban has appealed the judgment in the law action to the Virginia Supreme Court. In addition, on June 11, 1999, judgment was entered in favor of HSC, USA and USA-SGV on all Urban's counterclaims in the chancery suit, and the trial court granted HSC's request for a declaratory judgment that HSC had not breached the Affiliation Agreement. Urban failed to file a timely appeal of the judgment in the chancery suit. Based on Urban's failure to appeal the chancery suit, USA has moved to dismiss Urban's appeal in the related law action. A hearing on the motion to dismiss was heard on February 16, 2000. On March 1, 2000, the Virginia Supreme Court granted the motion to dismiss and dismissed Urban's petition for appeal related to the at-law action. On or about March 15, 2000, Urban filed a petition for rehearing which was denied by the Virginia Supreme Court on April 21, 2000.

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

    On or about June 27, 2001, USA-SGV transferred its claim against Urban to USA Broadcasting, Inc. On April 6, 2001, the U.S. Bankruptcy Court for the Eastern District of Virginia approved a sale of Urban Broadcasting Corporation's ("Urban") assets for the sum of $60,000,000. The closing of the sale of the Urban assets occurred on August 20, 2001. Pursuant to an order of the Bankruptcy Court, the purchaser paid the balance of the purchase price to counsel for Urban to be held in trust. The Bankruptcy Court rejected Urban's amended plan of reorganization and Univision of Virginia, Inc.'s plan of liquidation and the Court directed the appointment of a Chapter 11 Trustee. The proceeds of the sale are sufficient to pay all of Urban's creditors in full, including USA Broadcasting, Inc.'s judgment claim, and leave substantial funds for distribution to Urban's equity holders.

    On February 26, 2002, the Court entered an Order allowing and authorizing the Trustee to pay USA's judgment claim against Urban in the approximate amount of $15 million. USA has received this payment. USA also is asserting a claim against Urban for attorneys fees and costs in the amount of approximately
$1 million. That matter is set for hearing before the Court on April 15, 2002.

TICKETS.COM LITIGATION

    On July 23, 1999, Ticketmaster Online-Citysearch and Ticketmaster Corporation filed a Complaint seeking damages and injunctive relief against Tickets.com, Inc. ("Tickets.com"), entitled TICKETMASTER CORPORATION AND TICKETMASTER ONLINE-CITYSEARCH, INC. V. TICKETS.COM, INC., Case No. 99-07654 HLH, in the United States District Court for the Central District of California. Ticketmaster claims that Tickets.com violates Ticketmaster's legal and contractual rights by, among other things, (i) providing deep-links toTicketmaster's internal web pages without Ticketmaster's consent,
(ii) systematically, deceptively and intentionally accessing Ticketmaster's computers and computer systems and copying verbatim Ticketmaster event pages daily and extracting and reprinting Ticketmaster's Uniform Resource Locators ("URLs") and event data and information in complete form on Tickets.com's website and (iii) providing false and misleading information about Ticketmaster, the availability of tickets on the Ticketmaster website, and the relationship between Ticketmaster and Tickets.com. On January 7, 2000, Ticketmaster filed a first amended complaint. Tickets.com filed a motion to dismiss Ticketmaster's first amended complaint on or about February 23, 2000, which was denied in part and granted in part with leave to amend. Ticketmaster filed a second amended complaint on April 21, 2000.

    On March 3, 2000, Ticketmaster filed a motion for preliminary injunction, requesting the Court to enjoin Tickets.com from, among other things, deep-linking and "spidering" to Ticketmaster's internal web pages, accessing Ticketmaster's computers and computer systems and copying Ticketmaster's event pages, and providing misleading and false information about Ticketmaster, the availability of tickets on the Ticketmaster website and the relationship between Ticketmaster and Tickets.com. On July 31, 2000, the Court held a hearing. On August 11, 2000, the Court issued a ruling denying Ticketmaster's motion for preliminary injunction. On September 8, 2000, Ticketmaster filed a notice of appeal of the Court's order denying Ticketmaster's motion for preliminary injunction. On January 11, 2001, the Ninth Circuit Court of Appeals affirmed the District Court's order denying Ticketmaster's motion for preliminary injunction.

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

    The Court recently amended the pre-trial schedule setting September 1, 2002 as the discovery cut-off date, January 3, 2003 as the date for the final pre-trial conference, and has indicated that the trial will be set to commence in February 2003. The parties currently are actively engaged in document and deposition discovery in the matter. Tickets.com seeks monetary damages that, if awarded, would have a material adverse effect on Ticketmaster. Ticketmaster is vigorously defending against the claims brought by Tickets.com. However, Ticketmaster can give no assurances that Ticketmaster will not incur material damages or costs in connection with the litigation.

CLASS ACTION LITIGATION RELATED TO MAGAZINE SALES

    FLORIDA: On or about December 18, 2000, Ticketmaster Corporation and
Time, Inc. were named as defendants in a purported class action lawsuit filed in the Florida Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County. The lawsuit is entitled VICTORIA MCLEAN V. TICKETMASTER CORPORATION AND TIME, INC., Case No. G0009564. The lawsuit alleges that the offering for sale by Ticketmaster Corporation of subscriptions to Entertainment Weekly magazine, a publication of Time, Inc., as an agent of Time, Inc., involves a pattern of criminal activity, conspiracy and unfair and deceptive trade practices by allegedly disclosing credit card account information to third parties without express written consent and unauthorized posting to credit card accounts. As the prayer for relief in the lawsuit, the plaintiff seeks to have the Court enjoin the business practices of which the plaintiff has complained. In addition, the plaintiff seeks treble monetary damages, as well as attorneys' fees and the costs for pursuing the action. Ticketmaster Corporation and Time, Inc. filed a motion to dismiss the complaint on various grounds.

    On or about May 30, 2001, the plaintiff filed an amended complaint that purported to add a second consumer as a plaintiff. In response to the amended complaint, Ticketmaster and Time requested that their motion to dismiss be taken off calendar, and on July 23, 2001, Ticketmaster filed an Answer. Discovery is in its beginning stages. Ticketmaster believes the lawsuit is without merit and expects to vigorously defend against the lawsuit.

    MICHIGAN: On or about August 17, 2001, Ticketmaster L.L.C. and Time, Inc. were named as defendants in a purported class action lawsuit in the Circuit Court for the County of Macomb, State of Michigan. The lawsuit is entitled GLENN
R. MATECUN, AND ALL OTHERS SIMILARLY SITUATED V. TICKETMASTER L.L.C. AND
TIME, INC., Case No. 01-3573 CP. On or about January 11, 2002, the plaintiff filed his First Amended Complaint, alleging that Ticketmaster is providing credit card information to Time so that Time can sell unwanted magazine subscriptions without the consumer's knowledge or consent in violation of various Michigan state laws. Plaintiff seeks monetary damages, treble damages, exemplary damages, attorney' fees and equitable relief. Discovery is in the beginning stages. Ticketmaster believes the case is without merit and intends to vigorously defend against the lawsuit.

RTL LITIGATION

    On August 25, 2000, RTL Plus Deutschland Fernsehen GMBH & Co. Betriebs-KG, Companie Luxembourgeoise de Telediffusion S.A. and UFA Film-Und Fernseh-GMBH & Co. KG (collectively "RTL") filed a complaint in the Netherlands against Universal Studios International B.V. ("USI"). USI, the international distribution entity of Universal Studios, Inc., has the rights, subject to various exemptions, to distribute internationally certain television programs owned by Studios USA and other USA entities. The complaint involves a 10-year "output" agreement between RTL and USI, signed July 30, 1996, pursuant to which, among other things, certain television programs owned by Studios USA and other USA entities are distributed in Germany (the "RTL Output Agreement"). The RTL Output Agreement also includes "co-production" provisions under which RTL acquires an equity interest in certain programs. The complaint, based on equitable doctrines of "mistake of fact" and "unforeseen circumstances," requests the court to modify or nullify RTL's licensing and "co-production" obligations with respect to current television programs. Studios USA and its affiliated companies are not parties to the RTL Output Agreement. On
November 22, 2000, USA moved to intervene or, alternatively, to join USI, in the Netherlands proceeding.

    On July 18, 2001, the Court in The Netherlands permitted USA to join USI as a co-defendant in the proceeding, but not to intervene as an independent party capable of asserting rights on its own behalf. On November 20, 2001, a portion of the dispute was settled. With respect to the remainder of the dispute, USA filed its Statement of Defense on January 16, 2002. Studios USA and its affiliated entities believe the RTL complaint to be without merit, and intend to vigorously protect their interests.

ASCAP LITIGATION

    USA Cable's networks, USA Network, Sci Fi Channel, Trio and NWI, along with most other satellite-delivered networks, are involved in continuing disputes regarding the amounts to be paid by it for the performance of copyrighted music in the repertories of the American Society of Composers, Authors and Publishers ("ASCAP") and by Broadcast Music, Inc. ("BMI"). The payments to be made to ASCAP will be determined in a "rate court" proceeding under the jurisdiction of the U.S. District Court for the Southern District of New York. In the initial phase of this proceeding, it was determined that USA Network must pay ASCAP interim license fees calculated at 0.3% of the gross revenues of USA Network. The same interim fee subsequently has been agreed to for Sci Fi Channel, Trio and NWI. This fee level is subject to upward or downward adjustment based on the ultimate outcome of the rate court proceeding, or as the result of future negotiations. The relevant time periods are subsequent to January 1, 1986 with respect to USA Network and subsequent to launch with respect to Sci Fi Channel, Trio and NWI. As to BMI, interim fees are being paid by USA Network, Sci Fi Channel, Trio and NWI. These interim fees are subject to upward or downward adjustment, based on a future negotiated resolution or submission of the issue to BMI's own federal "rate court." USA Network's fees to BMI are final through June 30, 1992 and interim thereafter. The fees of the remaining services are interim from their dates of launch. USA cannot predict the final outcome of these disputes, but does not believe that it will have a material impact on its financial results.

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

    Studios USA LLC filed a motion to dismiss this action, or in the alternative, to sever the claims against Studios USA LLC from the claims against the other defendants, based on, among other things, the fact that plaintiffs have alleged a twenty-year conspiracy against a company that was incorporated only several years ago, and the fact that there are a lack of specific allegations against Studios USA LLC. The hearing on the motion, originally set for February 12, 2001, was taken off the calendar and the judge took the matter under submission without oral argument. On January 24, 2002, the Court granted Studios USA LLC's motion to dismiss as well as most of the defendants' joint motions. Plaintiffs may amend their complaint. If they do amend, they would have to sue Studios USA alone, not in a general action against other defendants. They could not join other plaintiffs unless they established specific factual similarities based on specific actions by Studios USA against the particular plaintiff. As Studios USA successfully argued in its separate motion, a plaintiff would need to allege specific behavior of Studios USA to state a claim against Studios USA, and plaintiffs can not sue Studios USA, a three year old company, for the purported twenty year conspiracy. Studios USA LLC believes it is unlikely that this claim will present any material liability to the Company and intends to vigorously defend against any potential future lawsuit.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    USA's common stock is quoted on The Nasdaq Stock Market ("NASDAQ") (Symbol:
USAI). There is no established public trading market for USA's Class B common stock.

    On January 20, 2000, the Board of Directors declared a two-for-one stock split of USA's common stock and Class B common stock, payable in the form of a dividend to stockholders or record as of the close of business on February 10, 2000. The 100% stock dividend was paid on February 24, 2000. All share numbers give effect to such stock split.

    The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for USA's common stock on Nasdaq:

                                                                HIGH       LOW
                                                              --------   --------
YEAR ENDED DECEMBER 31, 2001
First Quarter...............................................   $24.94     $17.69
Second Quarter..............................................    28.20      20.16
Third Quarter...............................................    28.44      16.45
Fourth Quarter..............................................    27.84      17.45
YEAR ENDED DECEMBER 31, 2000
First Quarter...............................................   $29.06     $19.13
Second Quarter..............................................    24.00      16.88
Third Quarter...............................................    25.94      20.00
Fourth Quarter..............................................    22.38      16.19

    The bid prices reported for these periods reflect inter-dealer prices, rounded to the nearest cent, and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

    There were approximately 6,500 stockholders of record as of February 15, 2002 and the closing price of USA's common stock that day was $30.25. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

    USA has paid no cash dividends on its common stock to date and does not anticipate paying cash dividends on its common stock in the immediate future. Additionally, USA's current loan facilities preclude the payments of dividends on common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected historical financial data of USA for each of the years in the five year period ended December 31, 2001. This data was derived from USA's audited consolidated financial statements and reflects the operations and financial position of USA at the dates and for the periods indicated. The information in this table should be read with the financial statements and accompanying notes and other financial data pertaining to USA included herein. In August 2001, the Company completed its previously announced sale of all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations to Univision Communications Inc. ("Univision"). USAB is presented as a discontinued operation for all periods presented. On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia, Inc. ("Expedia") through a merger of one of its subsidiaries with and into Expedia. On December 17, 2001, USA and Vivendi Universal, S.A. ("Vivendi") announced a transaction (the "Vivendi Transaction") in which USA's Entertainment Group, consisting of USA Cable, Studios USA, and USA Films, would be contributed to Vivendi Universal Entertainment, a new joint venture controlled by Vivendi. The Vivendi Transaction is subject to USA shareholder vote, including the approval of 66 2/3% of the outstanding USA common stock and USA preferred stock, voting together as a single class, and excluding shares held by Vivendi, Liberty, Mr. Diller and their respective affiliates, as well as other customary regulatory approvals, and there can be no assurance that the transaction will be completed.

                                                        YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                      1997(1)     1998(2)(3)    1999(4)      2000(5)      2001(6)
                                     ----------   ----------   ----------   ----------   ----------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues.......................  $1,377,145   $2,759,896   $3,371,745   $4,596,152   $5,284,807
Operating profit...................     105,753      249,904      269,914       56,326      233,825
Earnings (loss) from continuing
  operations.......................      34,209       63,892       16,515      (88,588)    (125,052)
Earnings (loss) before cumulative
  effect of accounting change......      13,061       76,874      (27,631)    (147,983)     392,795
Net earnings (loss)................      13,061       76,874      (27,631)    (147,983)     383,608
Basic earnings (loss) per common
  share from continuing operations
  (7):.............................        0.16         0.22         0.05        (0.25)       (0.33)
Diluted earnings (loss) per common
  share from continuing operations
  (7):.............................        0.15         0.19         0.04        (0.25)       (0.33)
Basic earnings (loss) per common
  share before cumulative effect of
  accounting change (7):...........        0.06         0.27         (.08)       (0.41)        1.05
Diluted earnings (loss) per common
  share before cumulative effect of
  accounting change (7):...........        0.06         0.21         (.08)       (0.41)        0.61
Basic earnings(loss) per common
  share (7):.......................        0.06         0.27         (.08)       (0.41)        1.03
Diluted earnings (loss) per common
  share (7):.......................        0.06         0.21         (.08)       (0.41)        0.60
BALANCE SHEET DATA (END OF PERIOD):
Working capital....................  $   60,941   $  443,408   $  381,046   $  355,157   $1,380,936
Total assets.......................   2,670,796    8,316,190    9,233,227   10,473,870   11,703,052
Long-term obligations, net of
  current maturities...............     448,346      775,683      574,979      552,501      544,667
Minority interest..................     372,223    3,633,597    4,492,066    4,817,137    4,968,369
Stockholders' equity...............   1,447,354    2,571,405    2,769,729    3,439,871    3,945,501
Other Data:
Net cash provided by (used in):
Operating activities...............  $   47,673   $  256,929   $  401,577   $  372,507   $  669,932
Investing activities...............     (82,293)  (1,201,912)    (413,968)    (524,556)      51,935
Financing activities...............     108,050    1,297,654       55,948       58,346       64,008
Effect of exchange rate changes....          --       (1,501)        (123)      (2,687)      (3,663)
Adjusted EBITDA....................     198,373      496,612      627,745      810,695      893,713

    Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as operating profit plus
(1) depreciation and amortization, (2) amortization of cable distribution fees
(3) amortization of non-cash distribution and marketing expense and
(4) disengagement expenses. Adjusted EBITDA is presented here as a management tool and as a valuation methodology. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

                                                       TWELVE MONTHS ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                            1997(1)    1998(2)(3)   1999(4)    2000(5)    2001(6)
                                            --------   ----------   --------   --------   --------
Operating profit..........................  $105,753    $249,904    $269,914   $ 56,326   $233,825
Depreciation and amortization.............    71,231     215,811     324,506    693,642    572,765
Amortization of cable distribution fees...    19,261      22,089      26,680     36,322     43,975
Amortization of non-cash distribution
  fees, marketing, and compensation
  expense.................................     2,128       8,808       6,645     24,405     39,096
Disengagement expenses....................        --          --          --         --      4,052
                                            --------    --------    --------   --------   --------
Adjusted EBITDA...........................  $198,373    $496,612    $627,745   $810,695   $893,713
                                            --------    --------    --------   --------   --------

------------------------

(1) The consolidated statement of operations data include the operations of Ticketmaster since the acquisition by USA of its controlling interest in Ticketmaster on July 17, 1997.

(2) The consolidated statement of operations data include the operations of USA Networks and Studios USA since their acquisition by USA from Universal on February 12, 1998 and Citysearch since its acquisition by USA on September 28, 1998. For more information about the Ticketmaster Online-Citysearch transaction, see "Corporate History."

(3) Net earnings for the year ended December 31, 1998 include a pre-tax gain of $74.9 million related to USA's sale of its Baltimore television station during the first quarter of 1998 and a pre-tax gain of $109.0 million related to the Citysearch transaction during the fourth quarter of 1998.

(4) The consolidated statement of operations data include the operations of Hotel Reservations Network since its acquisition by USA on May 10, 1999 and the operations of October Films and the domestic film distribution and development businesses of Universal, which was previously operated Polygram Filmed Entertainment, referred to as USA Films, since their acquisition by USA on May 28, 1999. Net earnings for the year ended December 31, 1999 includes a pre-tax gain of $89.7 million related to the sale of securities.

(5) Includes a pre-tax gain of $104.6 million related to the Styleclick transaction, a pre-tax gain of $3.7 million related to the Hotel Reservations Network initial public offering, and a pre-tax charge of $145.6 million related to impairment of Styleclick goodwill.

(6) Includes a gain of $517.8 million, net of tax, related to the sale of capital stock of certain USA Broadcasting subsidiaries and an after-tax expense of $9.2 million related to the cumulative effect of adoption as of January 1, 2001 of SOP 00-2, Accounting By Producers or Distribution of Films.

(7) Earnings (loss) per common share data and shares outstanding retroactively reflect the impact of the two-for-one stock splits of USA's common stock and Class B common stock paid on February 24, 2000 and March 26, 1998. All share numbers give effect to such stock splits.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    USA Networks, Inc. ("USA" or the "Company") (Nasdaq: USAI) is organized into two groups, the USA Interactive Group and the USA Entertainment Group. The USA Interactive Group consists of Home Shopping Network (including HSN International and HSN.com); Ticketmaster (Nasdaq: TMCS), which operates Ticketmaster, Ticketmaster.com, Citysearch and Match.com; Hotel Reservations Network (Nasdaq:
ROOM); Electronic Commerce Solutions; Styleclick (OTC: IBUY); Precision Response Corporation; and Expedia, Inc. (as of February 4, 2002) (Nasdaq: EXPE). The USA Entertainment Group consists of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films.

    On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia, Inc. ("Expedia") through a merger of one of its subsidiaries with and into Expedia. See below for further discussion under "Subsequent Events".

    On December 17, 2001, USA and Vivendi Universal, S.A. ("Vivendi") announced a transaction (the "Vivendi Transaction") in which USA's Entertainment Group, consisting of USA Cable, Studios USA, and USA Films, would be contributed to Vivendi Universal Entertainment, a new joint venture controlled by Vivendi. See below for further discussion under "Subsequent Events".

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

    In August 2001, the Company completed its previously announced sale of all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations to Univision Communications Inc. ("Univision"). Total cash proceeds were $1.1 billion, of which $510.4 million was collected in fiscal year 2001 and $589.6 million in January 2002. The gain on the sale of the stations was $517.8 million, net of tax of $377.4 million. The majority of the stations sold are located in the largest markets in the country and aired HSN on a 24-hour basis. See further discussion of the disengagement process below.

    A number of USA's businesses are currently held by two non-wholly owned subsidiaries, Home Shopping Network, Inc. ("Holdco") and USANi LLC. USA maintains control and management of Holdco and USANi LLC, and manages the businesses held by USANi LLC, in substantially the same manner as they would be if USA held them directly through wholly owned subsidiaries. The other principal owners of these subsidiaries are Liberty Media Corporation ("Liberty") and Vivendi, through Universal Studios, Inc ("Universal") and other subsidiaries. USA has the contractual right to require the exchange of the Holdco shares held by Liberty for shares of USA. Following such exchange and after giving effect to the Vivendi Transaction, Holdco and USANi LLC will become wholly owned, thereby simplifying USA's corporate and capital structure.

SUBSEQUENT EVENTS

EXPEDIA TRANSACTION

    On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia through a merger of one of its subsidiaries with and into Expedia. Immediately following the merger, USA owned all of the outstanding shares of Expedia Class B common stock, representing approximately 64.2% of

Expedia's then outstanding shares, and 94.9% of the voting interest in Expedia. On February 20, 2002, USA acquired 936,815 shares of Expedia common stock, increasing USA's ownership to 64.6% of Expedia's the then outstanding shares, with USA's voting percentage remaining at 94.9%. In the merger, USA issued to former holders of Expedia common stock who elected to receive USA securities an aggregate of 20.6 million shares of USA common stock, 13.1 million shares of $50 face value 1.99% cumulative convertible preferred stock of USA and warrants to acquire 14.6 million shares of USA common stock at an exercise price of $35.10. Expedia will continue to be traded on Nasdaq under the symbol "EXPE," the USA cumulative preferred stock trades on OTC under the symbol "USAIP" and the USA warrants trade on Nasdaq under the symbol "USAIW."

    Pursuant to the terms of the USA/Expedia transaction documents, Microsoft Corporation, which beneficially owned 33,722,710 shares of Expedia common stock, elected to exchange all of its Expedia common stock for USA securities in the merger. Expedia shareholders who did not receive USA securities in the transaction retained their Expedia shares and received for each Expedia share held 0.1920 of a new Expedia warrant.

CONTRIBUTION OF THE USA ENTERTAINMENT GROUP TO VUE

    On December 17, 2001, USA announced it had entered into an agreement with Vivendi pursuant to which USA would contribute USA's Entertainment Group to a limited liability entity (Vivendi Universal Entertainment, "VUE") to be controlled by Vivendi, to which Vivendi would contribute the film, television and theme park businesses of Universal Studios, Inc. ("Universal"). Upon consummation of the Vivendi transaction, the joint venture will be controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA.

    In connection with the Vivendi Transaction, USA and its subsidiaries will receive the following at the closing of the transactions: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period, (ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests currently exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with a related transaction (see immediately below).

    Related to the transaction, Liberty will exchange 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transfer to Universal 25,000,000 shares of USA common stock, its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

    In addition, USA will issue to Universal ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Barry Diller, USA's chairman and chief executive officer, will receive a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million, in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including
VUE) for a minimum of 18 months.

    The Vivendi Transaction is subject to USA shareholder vote, including the approval of 66 2/3% of the outstanding USA common stock and USA preferred stock, voting together as a single class, and excluding shares held by Vivendi, Liberty, Mr. Diller and their respective affiliates, as well as other customary regulatory approvals, and there can be no assurance that the transaction will be completed.

ADOPTION OF NEW ACCOUNTING RULES FOR GOODWILL

    Effective January 1, 2002, all calendar year companies will be required to adopt Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. Although it has not completed its assessment, the Company anticipates a write-off of $325 million to $425 million primarily related to the Citysearch and Precision Response ("PRC") businesses. Although Citysearch and PRC are expected to generate positive cash flows in the future, due to cash flow discounting techniques to estimate fair value as required by the new rules, the future discounted cash flows may not support current carrying values. The expected range for the Citysearch write-off is $75 million to $125 million and for PRC $250 million to $300 million. The rules are expected to reduce USA's annual amortization by approximately $350 million.

ADJUSTED EBITDA

    Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as operating profit plus (1) depreciation and amortization, (2) amortization of cable distribution fees (3) amortization of non-cash distribution and marketing expense and
(4) disengagement expenses. Adjusted EBITDA is presented here as a management tool and as a valuation methodology. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

    The following is a reconciliation of Operating Income to Adjusted EBITDA for 2001, 2000 and 1999.

                                                     TWELVE MONTHS ENDED
                                                         DECEMBER 31,
                                                ------------------------------
                                                  2001       2000       1999
                                                --------   --------   --------
  Operating profit............................  $233,825   $ 56,326   $269,914
  Depreciation and amortization...............   572,765    693,642    324,506
  Amortization of cable distribution fees.....    43,975     36,322     26,680
  Amortization of non-cash distribution and
    marketing expense.........................    26,384     11,665         --
  Amortization of non-cash compensation
    expense...................................    12,712     12,740      6,645
  Disengagement expenses......................     4,052         --         --
                                                --------   --------   --------
Adjusted EBITDA...............................  $893,713   $810,695   $627,745
                                                --------   --------   --------

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

BUSINESS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: MATERIAL ADVERSE CHANGES IN ECONOMIC CONDITIONS GENERALLY OR IN THE MARKETS SERVED BY THE COMPANY; FUTURE REGULATORY AND LEGISLATIVE ACTIONS AND CONDITIONS IN THE COMPANY'S OPERATING AREAS; COMPETITION FROM OTHERS; SUCCESSFUL INTEGRATION OF THE COMPANY'S DIVISIONS' MANAGEMENT STRUCTURES; PRODUCT DEMAND AND MARKET ACCEPTANCE; THE ABILITY TO PROTECT PROPRIETARY INFORMATION AND TECHNOLOGY OR TO OBTAIN NECESSARY LICENSES ON COMMERCIALLY REASONABLE TERMS; THE ABILITY TO EXPAND INTO AND SUCCESSFULLY OPERATE IN FOREIGN MARKET; AND OBTAINING AND RETAINING KEY EXECUTIVES AND EMPLOYEES.

YEAR ENDED DECEMBER 31, 2001 VS. YEAR ENDED DECEMBER 31, 2000

    In April 2000, the Company acquired Precision Response Corporation ("PRC"), a leader in outsourced customer care for both large corporations and high-growth internet-focused companies (the "PRC Transaction"). On July 27, 2000, USA and Styleclick.com Inc. ("Old Styleclick"), an enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network ("ISN") and Styleclick.com, forming a new company named Styleclick, Inc. ("Styleclick") (the "Styleclick Transaction"). The Styleclick Transaction, the PRC Transaction and the merger of Ticketmaster and TMCS resulted in increases in net revenues, operating costs and expenses, other income (expense), minority interest and income taxes. The following historical information is supplemented, where appropriate, with pro forma information. The unaudited pro forma information is presented below for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had any of the transactions occurred as of January 1, 2000, nor are they necessarily indicative of future results of operations.

INTERACTIVE

HSN--U.S.

OPERATING RESULTS

    Net revenues in 2001 increased by $125.6 million, or 8.2%, to $1.66 billion from $1.53 billion in 2000 due primarily to higher revenue from HSN.com of $86.5 million, increased continuity sales of $6.3 million and $35.9 million of revenue generated by the Improvements business, a specialty catalogue retailer purchased in 2001. Note that 2001 was impacted by the national tragedy of September 11th, as on-air sales declined in the third quarter of 2001 $11.5 million due to a dramatic, but relatively short-lived, decline in viewership following the tragedy. HSN ceased its live programming commencing shortly after the attacks and aired live news programming from USA Cable's NWI during that time. For 2001, total units shipped domestically increased to 36.8 million units compared to
34.2 million units in 2000, while the on-air return rate decreased slightly to 19.6% from 19.9% in 2000. The average price point in 2001 was $48.97, compared to $48.90 in 2000. Cost related to revenues and other costs and expenses for 2001 increased by $132.1 million, or 10.2%, to $1.4 billion from $1.3 billion in 2000 due to higher fixed overhead costs for fulfillment, including costs incurred to build out its new California fulfillment facility (in 2002, the center is expected to reduce shipping times to west coast customers), which helped contribute, along with pricing incentives offered after September 11th, to a lower on-air gross margin of 32.4% as compared to 33.8% in the prior year. Other operating costs increased due to investments in alternative distribution channels and continuing technology investments in HSN.com as the business scales. Furthermore, the Company incurred higher selling and marketing costs, including programs to attract new customers, and costs related to the Improvements business Adjusted EBITDA in 2001 decreased $6.5 million, to $230.3 million from $236.8 million in 2000, due to increased Adjusted EBITDA of HSN.com of $21.6 million, the continuity business of $1.5 million and $3.9 million of Adjusted EBITDA generated by the Improvements business, offset partially by the impact of lower on-air sales, lower margins and higher operating costs. Adjusted EBITDA in 2001 excludes amortization of cable distribution fees of $44.0 million in 2001 and $36.3 million in 2000. Excluding one-time charges and benefits and the estimated impact of disengagement (discussed below), net revenues in 2001 increased by $131.9 million, or 8.6%, to $1.66 billion from $1.53 billion in 2000 and Adjusted EBITDA increased $1.9 million, to $231.5 million from $229.6 million in 2000. One time charges and benefits include $1.2 million related to employee terminations in 2001 and one-time benefits of $6.3 million related to a favorable settlement of litigation relating to an HSN broadcast affiliation agreement and a cable affiliation agreement in 2000. See below for a discussion of disengagement.

DISENGAGEMENT

    As noted in the Company's previous filings, the majority of the USAB stations sold to Univision are located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN lost approximately 12 million homes and accordingly, HSN's operating results will be affected. Fortunately, sales from broadcast only homes are much lower than sales from cable homes. As a result, HSN's losses attributable to disengagement are expected to be limited. HSN anticipates losing sales, which translates on a pro forma basis for 2001, of $108 million and Adjusted EBITDA of $15 million. These anticipated losses are consistent with previous disclosures, in which it was stated that disengagement losses would equal approximately 6% of HSN's sales and Adjusted EBITDA. In addition, in order to effectively transfer HSN's distribution to cable (which has been accomplished), USA will incur charges of approximately $100 million in the form of payments to cable operators and related marketing expenses. In effect, this approximately $100 million payment will reduce USA's pre-tax proceeds from the Univision transaction to $1 billion. The impact of lost sales and Adjusted EBITDA have been presented separately to attempt to illustrate the impact of disengagement and present results on a comparable basis. These disengagement costs are excluded from Adjusted EBITDA. Approximately $4.1 million of these costs were incurred in 2001 and $35.9 million are expected to be incurred in 2002. USA believes that its disengagement costs increased to the higher end of USA's anticipated range of costs, since USA was required to achieve a certain portion of disengagement after the Univision announcement and with specified end-dates for continuing broadcast distribution. The Company has supplemented its discussion of HSN's results by including a comparison of 2001 to 2000, adjusted for the estimated impact of disengagement on revenues and Adjusted EBITDA. In September 2001, the New York market was disengaged. The estimated 2000 impact was lost revenue of $6.2 million and lost Adjusted EBITDA of $0.9 million.

TICKETING OPERATIONS

    Net revenues in 2001 increased by $61.1 million, or 11.8%, to $579.7 million from $518.6 million in 2000 due to an increase in the average per ticket convenience, order processing and delivery revenue of $6.11 in 2001 compared to $5.71 in 2000,an increase in total tickets sold of 86.7 million in 2001 compared to 83.0 million in 2000 and, to a lesser extent, the impact of the acquisition of ReserveAmerica in February 2001. The gross transaction value of tickets sold for the full year 2001 was $3.6 billion. The percentage of tickets sold online in 2001 was approximately 32.1% as compared to 24.5% in 2000. Following September 11th, the Company did experience reduced ticket sales, event postponements and event cancellations, primarily in the third quarter. Also, the Company experienced a decrease in sales of concession control systems in its movie ticketing business in 2001 compared to 2000 due to weak economic conditions as well as a decrease in phone upsell revenue during 2001. Cost related to revenues and other costs and expenses in 2001 increased by $54.2 million, or 12.9%, to $473.4 million from $419.2 million in 2000, resulting primarily from higher ticketing operations costs, including commission expenses, and higher administrative costs. Adjusted EBITDA in 2001 increased by $6.9 million, or 6.9%, to $106.2 million from $99.4 million in 2000, and was impacted somewhat by the lingering impact of September 11th, a decline in earnings in selected international markets, and lower sales of concession control systems. Adjusted EBITDA in 2001 excludes non-cash distribution and marketing expense of $0.4 million related to barter arrangements for distribution secured from third parties, for which USA Cable provides advertising. Excluding one-time items, Adjusted EBITDA in

2001 increased by $6.2 million, or 6.2%, to $106.2 million from $100.0 million in 2000. One time charges relate to transaction costs incurred related to the merger of Ticketmaster and TMCS and costs related to an executive termination, totaling $0.7 million in 2000.

HOTEL RESERVATIONS

    Net revenues in 2001 increased by $208.5 million, or 63.6%, to $536.5 million from $328.0 million in 2000, resulting from a 74% increase in room nights sold (to 4.2 million from 2.4 million), a significant expansion of affiliate marketing programs to over 23,800 web-based and call center marketing affiliates in 2001 from 16,200 in 2000, an increase in the number of hotels in existing cities as well as expansion into 81 new cities and the acquisition of TravelNow in February 2001. Note that sales were partially impacted by September 11th due to the high volume of cancellations after the attacks, but that the fourth quarter results rebounded despite the weakened economy and a challenging travel environment. Cost related to revenues and other costs and expenses in 2001 increased by $179.7 million, or 65.3%, to $455.0 million from $275.3 million in 2000 due primarily due to increased sales, including an increased percentage of revenue attributable to affiliates that earn commissions (sales from affiliate websites accounted for approximately 66% of the total revenues, as compared to approximately 53% in the comparable period), increased credit card fees, and increased staffing levels and systems to support increased operations, and higher marketing costs, partially offset by lower telephone and telephone operator costs due to the increase in Internet-related bookings. Gross profit margin in 2001 decreased slightly to 31.0% from 31.2% due to a slight decline in gross profit margin of HRN's historical business offset partially by the acquisition of TravelNow, which has higher gross margins. The decline in margin for the historical business resulted from HRN's decision to focus on increasing market share and the dollar amount of gross profit instead of gross profit margin. Adjusted EBITDA in 2001 increased by $28.8 million, or 54.7%, to $81.4 million from $52.6 million in 2000. Adjusted EBITDA for 2001 and 2000 excludes non-cash distribution and marketing expense of $16.5 million and $4.3 million, respectively, related to the amortization of stock-based warrants issued to affiliates in consideration of exclusive affiliate distribution and marketing agreements. HRN expects that the amount of non-cash distribution and marketing expense could grow, as certain of the warrants are performance based, the value of which is determined at the time the performance criteria are met. As HRN's stock price rises, the value of the warrants also increases. In addition, Adjusted EBITDA in 2001 excludes non-cash distribution and marketing expense of $0.5 million related to cross promotion advertising provided by USA Cable.

TELESERVICES

    Net revenues in 2001 increased by $86.2 million, or 40.6%, to $298.7 million from $212.5 million in 2000 primarily from the addition of new clients and expansion of certain existing relationships and the acquisition of new businesses, offset partially by a decrease in services provided to certain existing clients. Overall, PRC's business continued to be adversely affected by an economy-related slowdown in the outsourcing of consumer care programs, particularly in the telecom and financial services industries. Revenue in 2001 includes $7.1 million for services provided to other USA segments. Cost related to revenues and other costs and expenses in 2001 increased by $95.3 million, or 53.8%, to $272.6 million from $177.3 million in 2000, due primarily to increased operations and costs associated with obtaining new clients, including the costs of the businesses acquired in late 2000 and in 2001. Adjusted EBITDA in 2001 decreased by $9.1 million to $26.0 million from $35.2 million in 2000. Excluding one-time items, Adjusted EBITDA in 2001 decreased by $0.9 million to $34.3 million from $35.2 million in 2000. One-time charges relate to $8.3 million of restructuring costs for call center operations, employee terminations and benefits. Note that PRC was acquired by USA in April 2000. On a pro forma basis, 2001 revenues increased by $16.5 million and 2001 Adjusted EBITDA, excluding one-time items, decreased by $10.3 million.

MATCH.COM

    Net revenues in 2001 increased by $20.1 million, or 69.1%, to $49.2 million compared to $29.1 million in 2000 due to increased subscription revenue, as the personals operations had a 49% increase in the average number of personals subscriptions in 2001 compared to 2000 and a subscription price increase effective November 2000. Cost related to revenues and other costs and expenses in 2001 increased by $9.8 million to $32.7 million in 2001 from $22.9 million primarily from a new broadcast media campaign and higher operating costs to support the increased sales volumes and increased fees paid to distribution partners. Adjusted EBITDA in 2001 increased by $10.3 million to $16.5 million from $6.2 million in 2000. Adjusted EBITDA in 2001 excludes $5.9 million of non-cash distribution and marketing expense related to advertising provided by USA Cable--$2.5 million for cross promotion advertising and $3.4 million related to barter arrangements for distribution arrangements secured from unaffiliated third parties.

HSN--INTERNATIONAL AND OTHER

    HSN--International consists primarily of HSN--Germany and Home Shopping Espanol, which operates Spanish language electronic retailing operations serving customers primarily in the United States, Puerto Rico and Mexico. HSN--Germany increased sales $22.9 million, or 10.2%, in 2001 to $247.3 million compared to $224.4 million in 2000. The Euro did decline in value as compared to the U.S. dollar during the year. Using a constant exchange rate (1999 chosen for all periods presented), HSN--Germany increased sales $34.3 million, or 13.1%, in 2001 to $296.0 million compared to $261.7 million in 2000. Sales trends were adversely impacted by the conversion to a new order management system, which delayed certain shipments. HSN--Germany recognizes revenue upon shipment. Home Shopping Espanol had slightly increased revenues of $4.1 million, to $23.4 million in 2001 compared to $19.3 million in 2000, resulting from increased sales in existing markets and expansion into Mexico. Costs increased primarily due to higher sales volume, although gross margins declined. HSN--Germany's margins declined to 33.8% from 36.6% in 2000, due to operating challenges of the conversion to the new order management system and increased investments in adding an additional 4 live hours of programming and increased marketing expenses for new product lines. Margins at Espanol declined to 17.5% in 2001 from 25.7%, due in part to costs of expansion into new territories. Adjusted EBITDA for electronic retailing in Germany decreased $19.5 million in 2001, to $4.8 million from $24.3 million in 2000, due to lower margins and higher operating expenses described above. Adjusted EBITDA loss for Espanol and International administration, widened to $29.7 million in 2001 from $11.1 million, due to higher costs related to expansion efforts and increased live broadcasting hours. Excluding one-time items, Adjusted EBITDA for electronic retailing in Germany decreased $17.9 million in 2001, to $6.4 million from $24.3 million in 2000. One-time items include non-recurring expenses of $1.6 million related to employee terminations in 2001.

CITYSEARCH AND RELATED

    Net revenues in 2001 decreased by $4.8 million to $46.1 million compared to $50.9 million in 2000 due primarily to decreased advertising revenue related to the city guides business. Cost related to revenues and other costs and expenses (including Ticketmaster corporate expenses) in 2001 decreased by $26.9 million to $90.5 million from $117.4 million in 2000. The decrease in revenues and costs reflect Citysearch's initiatives to reduce operating costs and focus on higher margin products. In January 2002, Citysearch announced a further restructuring of its operations in pursuit of its strategy to achieve breakeven financial performance in 2003 (excluding Ticketmaster corporate expenses). Adjusted EBITDA loss in 2001 narrowed by $21.9 million to $44.4 million from $66.3 million in 2000. Adjusted EBITDA in 2001 excludes $11.4 million of non-cash distribution and marketing expense related to advertising provided by USA Cable, consisting of $9.1 million for cross promotion advertising and $2.3 million related to barter arrangements for distribution arrangements secured from unaffiliated third parties and excludes $1.0 million of one-time costs related to employee terminations. Excluding one-time items, Adjusted EBITDA loss in 2001 narrowed by $20.4 million to $43.4 million from $63.8 million in 2000. One-time items include $1.0 of non-recurring costs related to employee terminations in 2001 and $2.5 million of non-recurring costs related to the merger of Ticketmaster and TMCS in 2000.

ELECTRONIC COMMERCE SOLUTIONS/ STYLECLICK

    Net revenues in 2001 decreased by $12.4 million to $34.2 million compared to $46.6 million in 2000 due primarily to decreases in revenue of Styleclick caused by the shut-down of the First Jewelry and FirstAuction.com websites, offset partially by increases in revenue for the transactional sites that ECS manages. Cost related to revenues and other costs and expenses in 2001 decreased by $14.2 million, due primarily to initiatives to reduce operating costs of Styleclick. Adjusted EBITDA loss in 2001 narrowed by $1.8 million to $58.4 million in 2001 from $60.2 million in 2000. Excluding one-time items, Adjusted EBITDA loss in 2001 narrowed by $6.6 million to $53.6 million in 2001 from $60.2 million in 2000. One-time items include $4.8 million of non-recurring charges related to consolidating Styleclick's operations in Chicago and the shutdown of the FirstAuction.com website, and $5.0 million related to the write-down of a commitment from USA to provide media time recorded in 2001. Regarding the media time write-down, the commitment for the time expires on December 31, 2002 and based on current projections, Styleclick does not believe it is likely to use the time during this period. Note that Styleclick was acquired by USA in July 2000. On a pro forma basis, 2001 revenues for the segment decreased by $14.3 million and 2001 Adjusted EBITDA loss, excluding one-time items, narrowed by $17.6 million. In 2001, Styleclick began to focus on e-commerce services and technology while eliminating its online retail business. During this transition, Styleclick continued to incur significant net losses from operations that raise substantial doubt about Styleclick's ability to continue as a going concern. Styleclick is considering its options with respect to the situation.

ENTERTAINMENT

CABLE AND STUDIOS

    Net revenues in 2001 increased by $108.0 million, or 7.1%, to $1.63 billion from $1.53 billion in 2000 due to significant increases in license fees earned by Studios USA, including amounts related to the three Law & Order programs currently airing on NBC, increased license fees earned in secondary markets, increased revenues associated with THE DISTRICT, higher revenues earned on reality programming, including ARREST AND TRIAL and CROSSING OVER WITH JOHN EDWARD, offset partially by lower talk show syndication revenues. Revenues at USA Cable increased slightly, due mainly to a $16 million positive adjustment related to affiliate fees recorded in the third quarter of 2001. Advertising revenue was lower than the prior year due to the weak advertising market, which was worsened by the events of September 11th. Note that the cable networks provided $10.7 million of advertising to Citysearch and Match.com in 2001. In addition, the networks recognized $42.2 million of barter revenue pursuant to agreements with unaffiliated third parties. Studios USA defers revenue recognition for internally produced series for USA Network and Sci Fi Channel until the product is aired on the networks. Cost related to revenues and other costs and expenses in 2001 increased by $42.1 million, or 4.3%, to $1.0 billion from $977.4 million in 2000 due to higher expenses incurred by Studios USA in relation to product delivered to the broadcast networks and $13.7 million of higher expense for development costs, offset partially by efficient use of programming by Cable and increased usage of internally developed product by Cable, resulting in reduced program amortization. Adjusted EBITDA in 2001 increased by $65.9 million, or 12.0%, to $613.6 million from $547.7 million in 2000. Excluding one-time items, Adjusted EBITDA in 2001 increased by $69.1 million, or 12.6%, to $616.8 million from $547.7 million in 2000. One-time items include $3.2 million of one-time compensation expense related to a senior executive in 2001.

EMERGING NETWORKS

    Net revenues in 2001 increased by $3.8 million to $24.1 million from $20.3 million in 2000. Revenue in 2001 was impacted by a new affiliate distribution deal, resulting in lower subscriber rates. Cost related to revenue increased by $8.1 million to $35.6 million from $27.5 million in 2001 as compared to 2000 due primarily to higher programming costs of Trio. Adjusted EBITDA loss in 2001 increased by $4.3 million, to a loss of $11.5 million.

FILMED ENTERTAINMENT

    Net revenues in 2001 increased by $81.0 million, or 94.0%, to $167.0 million compared to $86.1 million in 2000 due primarily to increased theatrical, video and DVD revenues generated on TRAFFIC, which has grossed more than $200 million in worldwide box office. Cost related to revenues and other costs and expenses in 2001 increased by $72.4 million, due to higher film amortization costs related to TRAFFIC and higher prints and advertising costs caused by the Company's adoption of SOP 00-2, "Accounting by Producers and Distributors of Films" in the first quarter of 2001, which require that prints and advertising costs be expensed as incurred rather than amortized over the film's anticipated revenue stream. Adjusted EBITDA in 2001 was $2.0 million, compared to a loss of $6.6 million in 2000.

DEPRECIATION AND AMORTIZATION, NON-CASH COMPENSATION AND OTHER INCOME (EXPENSE)

    Depreciation and amortization decreased $120.8 million to $572.8 million from $693.6 million, due primarily to the impact in 2000 of the write-off of Styleclick goodwill of $145.6 million. On a pro forma basis, giving effect to the Styleclick Transaction and the PRC Transaction, depreciation and amortization decreased $144.4 million. Amortization of non-cash compensation expense remained stable at $12.7 million. The expense relates to non-cash charges for the Company's bonus stock purchase program, restricted stock awards, and stock option grants.

    For the year ended December 31, 2001, net interest expense increased by $14.2 million, compared to 2000 primarily due to lower interest earned due to lower rates.

    In the years ended December 31, 2001 and 2000, the Company realized pre-tax losses of $30.7 million and $7.9 million, respectively, on equity losses in unconsolidated subsidiaries resulting primarily from HOT Networks, which operates electronic retailing operations in Europe. In 2001 and 2000, the Company also realized pre-tax losses of $18.7 million and $46.1 million, respectively, related to the write-off of equity investments to fair value. The write-off in equity investments was based upon management's estimate of the current value of the investments, considering the current business environment, financing opportunities of the investees, anticipated business plans and other factors. Note that the majority of investments were in Internet related companies.

    In 2001 the Company recorded a gain of $517.8 million, net of taxes of $377.4 million related to the sale of all of the capital stock of certain USAB subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations to Univision. Results of operations for the broadcasting stations for 2000 are recorded as discontinued operations. The 2000 net loss for USAB was $59.4 million, net of tax benefit of $21.3 million

    In 2000, the Company realized a pre-tax gain of $104.6 million based upon the exchange of 25% of ISN for 75% of Old Styleclick in the Styleclick Transaction. Also, the Company realized a pre-tax gain of $3.7 million related to the initial public offering of its subsidiary, HRN.

INCOME TAXES

    USA's effective tax rate of 81.8% for the year ended December 31, 2001 was higher than the statutory rate due to the impact on taxable income of non-deductible goodwill, consolidated book losses not consolidated into taxable income and state income taxes.

MINORITY INTEREST

    Minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Holdco, the public's ownership in TMCS until January 31, 2001, the public's ownership in Ticketmaster from January 31, 2001, the public's ownership interest in HRN since February 25, 2000,the public's ownership interest in Styleclick since July 27, 2000 and the partners ownership interest in HSN--Germany since its consolidation as of January 1, 2000.

    USA owns approximately 64.6% of Expedia, so minority interest in 2002 will be impacted by the public's ownership interest in Expedia.

    Upon completion of the Vivendi Transaction, Holdco and USA will own 100% of the member's interest in USANi LLC. USA has the contractual right to require the exchange of the Holdco shares held by Liberty for shares of USA. Following such exchange and after giving effect to the Vivendi Transaction, Holdco and USANi LLC will become wholly owned, thereby simplifying USA's corporate and capital structure. These transactions will reduce the amount of minority interest recorded by USA.

YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED DECEMBER 31, 1999

    The Styleclick Transaction, the PRC Transaction, the Hotel Reservations Network Transaction and the October Films/ PFE Transaction and the consolidation of HSN--Germany as of January 1, 2000 resulted in increases in net revenues, operating costs and expenses, other income (expense), minority interest and income taxes. The following information is supplemented, where appropriate, with pro forma information. The unaudited pro forma information is presented below for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had any of the transactions occurred as of January 1, 2000 and 1999, respectively, nor are they necessarily indicative of future results of operations.

INTERACTIVE

HSN--U.S.

    Net revenues in 2000 increased by $200.4 million, or 15.0%, to $1.5 billion from $1.3 billion in 1999, resulting primarily from Home Shopping Network's core business, which generated increased sales of $152.0 million and HSN.com, which generated increased sales of $39.9 million on revenues of $41.6 million. Total units shipped increased to 33.4 million units compared to 32.0 million units in 1999, and the average price point increased to $48.90 per unit as compared to $45.47 in 1999. Furthermore, the return rate decreased to 19.9% from 20.3% in 1999. Cost related to revenues and other costs and expenses in 2000 increased by $178.3 million, or 15.9%, to $1.3 billion from $1.1 billion in 1999 due primarily to higher sales volume and higher selling and marketing costs. Adjusted EBITDA in 2000 increased by $22.1 million, or 10.3%, to

    $236.8 million from $214.7 million in 1999. Adjusted EBITDA excludes amortization of cable distribution fees of $36.3 million in 2000 and $26.7 million in 1999. Excluding one-time charges and benefits, Adjusted EBITDA increased $15.8 million, to $230.4 million from $214.7 million in 1999. One time charges and benefits include one-time benefits of $6.3 million related to a favorable settlement of litigation relating to an HSN broadcast affiliation agreement and a cable affiliation agreement in 2000.

TICKETING OPERATIONS

    Net revenues in 2000 increased by $75.9 million, or 17.1%, to $518.6 million from $442.7 million in 1999, resulting primarily from an increase of 11% in the number of tickets sold and an increase in revenue per ticket to $5.71 from $5.25 in 1999. The percentage of tickets sold online for 2000 is approximately 25%. Cost related to revenues and other costs and expenses in 2000 increased by $69.8 million, or 20.0%, to $419.2 million from $349.4 million in 1999. The increase resulted primarily from higher ticketing operations costs as a result of higher ticketing volume, including commission expenses and credit card processing fees. Adjusted EBITDA in 2000 increased by $6.0 million, or 6.5%, to $99.3 million from $93.3 million in 1999. Excluding one-time items, Adjusted EBITDA in 2001 increased by $6.7 million, or 7.2%, to $100.0 million from $93.3 million in 1999. One time charges relate to transaction costs incurred related to the merger of Ticketmaster and TMCS and costs related to an executive termination, totaling $0.7 million in 2000.

HOTEL RESERVATIONS

    Net revenues in 2000 increased by $203.9 million to $328.0 million from $124.1 million in 1999 due to the acquisition of Hotel Reservations Network in May 1999 as well as the expansion by HRN of affiliate marketing programs, an increase in the number of hotels for existing cities and expansion into new cities. As a percentage of revenues, Internet generated sales increased to 93% in 2000 from 81% in 1999. Cost related to revenues and other costs and expenses in 2000 increased by $170.1 million to $275.3 million from $105.2 million in 1999 due primarily to increased sales, including an increased percentage of revenue attributable to affiliate and travel agent sales (for which commissions are paid), increased credit card charge backs, and increased staffing levels and systems to support increased operations, and higher marketing costs, partially offset by lower telephone and telephone operator costs due to the increase in Internet-related bookings. Adjusted EBITDA in 2000 increased by $33.7million to $52.6 million from $18.9 million in 1999. As noted, Hotel Reservations Network was acquired by USA in May 1999. On a pro forma basis, 2000 revenues increased by $166.2 million and Adjusted EBITDA increased by $28.3 million.

TELESERVICES

    Precision Response was acquired in April 2000. Actual revenues and Adjusted EBITDA for 2000 was $212.5 million and $35.2 million, respectively. On a pro forma basis, net revenues for the year ended December 31, 2000 increased by $66.2 million, or 30.7%, to $282.1 million from $215.9 million in 1999. The increase resulted from growth of new business, including Netcare services, which generated new client revenues of $14.3 million in 2000. Cost related to revenues and other costs and expenses for the year ended December 31, 2000 increased by $51.9 million, or 28.0%, to $237.5 million from $185.5 million in 1999 due primarily to increased operations. Adjusted EBITDA for the year ended December 31, 2000 increased by $14.3 million, or 46.9%, to $44.6 million from $30.4 million in 1999.

MATCH.COM

    Net revenues in 2000 increased by $20.1 million to $29.1 million compared to $9.0 million in 1999 due to the acquisition of the personals companies, Match.com.com and Web Media Ventures in June 1999 and September 1999, respectively. Cost related to revenues and other costs and expenses in 2000 increased by $13.5 million to $22.9 million in 2000 from $9.4 million, resulting primarily from higher operating costs to support the increased sales volumes and increased fees paid to distribution partners. Adjusted EBITDA in 2000 increased by $6.6 million to $6.2 million in 2000 from a loss of $0.4 million.

HSN--INTERNATIONAL AND OTHER

    Net revenues for 2000 increased by $272.1 million to $281.0 million from $8.9 million in 1999 due to the consolidation of HSN--Germany as of January 1, 2000. Revenues in 1999 related to Home Shopping Espanol. Cost related to revenues and other costs and expenses in 2000 increased by $252.9 million to $266.3 million from $13.4 million in 1999 and Adjusted EBITDA in 2000 increased by $19.2 million to $14.7 million from a loss in 1999 of $4.5 million. Costs related to revenues and other costs and Adjusted EBITDA increased due to the consolidation of HSN--Germany as of January 1, 2000. On a pro forma basis, 2000 revenues increased by $105.3 million and Adjusted EBITDA increased by $2.9 million. These results were dampened by the impact of the Euro exchange rate decline against the dollar, which resulted in lower equivalent U.S. dollar revenue of $35.3 million and lower Adjusted EBITDA of $3.9 million as compared to 1999.

CITYSEARCH AND RELATED

    Net revenues in 2000 increased by $23.6 million, or 86.2%, to $50.9 million compared to $27.3 million in 1999. The increase resulted from expansion into new cities. Cost related to revenues and other costs and expenses in 2000 increased by $29.6 million, or 33.7%, to $117.2 million from $87.8 million in 1999 due primarily to increased costs due to the expansion of local city guides into new markets. Adjusted EBITDA loss in 2000 widened by $6.0 million to $66.4 million from $60.4 million in 1999. Excluding one-time items, Adjusted EBITDA loss widened by $3.5 million to $63.9 million from $60.4 million in 1999. One-time items include $2.5 million of non-recurring costs related to the merger of Ticketmaster and TMCS in 2000.

ELECTRONIC COMMERCE SOLUTIONS/STYLECLICK

    Net revenues in 2000 decreased by $2.6 million to $46.6 million compared to $49.2 million in 1999 due to decreases in the Company's auction sites of $12.2 million as compared to 1999. The decrease is due to the merger of ISN and Styleclick and the integration of the ISN sites with the Styleclick technology, resulting in a period of 2000 where no significant sales occurred, offset partially by increases in ECS teleservices and Short Shopping contextual selling spots, including spots during USA Network's coverage of the US Open. Cost related to revenues and other costs and expenses in 2000 increased by $16.0 million due primarily to start-up costs incurred to launch the business initiatives and other overhead expenses, offset partially by lower marketing expenditures related to the auction business. Adjusted EBITDA loss in 2000 increased by $18.6 million. Styleclick was acquired by USA in July 2000. On a pro forma basis, net revenue for the segment decreased $6.9 million and the Adjusted EBITDA loss widened $15.2 million as compared to 1999.

    As a result of the 2000 losses and anticipated operating losses of Styleclick at that time, and the continuing evaluation of the operations and technology, Styleclick determined the goodwill recorded in conjunction with the Styleclick Merger was impaired and recorded a write-down of $145.6 million as goodwill amortization as of December 31, 2000.

ENTERTAINMENT

CABLE AND STUDIOS

    Net revenues in 2000 increased by $220.4 million, or 16.9%, to $1.5 billion from $1.3 billion in 1999 due primarily to an increase in advertising revenues at USA Network and a significant increase in advertising revenues and affiliate revenues at Sci Fi Channel due to an increase in subscribers. Ratings and affiliate revenues increased at both networks. Net revenues at Studios USA increased due primarily to increased productions for USA Network and Sci Fi Channel, increased deliveries of network drama and reality productions, and increased performance of talk shows. Note that Studios USA defers revenue recognition for internally produced series for USA Network and Sci Fi Channel until the product is aired on the networks. Cost related to revenues and other costs and expenses in 2000 increased by $106.7 million, or 12.3%, to $977.5 million from $870.8 million in 1999, resulting primarily from costs associated with the increased revenues of all of the businesses, offset partially by efficient use of programming and increased usage of internally developed product by USA, resulting in reduced program amortization. Adjusted EBITDA in 2000 increased by $113.8 million, or 26.2%, to $547.7 million from $433.9 million in 1999.

EMERGING NETWORKS

    Net revenues increased by $19.1 million to $20.3 million in 2000 from $1.2 million in 1999 due to the acquisition of Trio and NewsWorld International on May 19, 2000. Prior to this acquisition, the results reflect only SciFi.com. Cost related to revenue increased by $23.3 million in 2000 as compared to 1999 due primarily to the increased revenues as well as start-up initiatives. Adjusted EBITDA loss in 2000 increased by $4.1 million.

FILMED ENTERTAINMENT

    Net revenues in 2000 increased by $21.3 million, or 32.9%, to $86.1 million compared to $64.8 million in 1999 due primarily to increased revenues generated in the first quarter from theatrical, foreign and television revenues, partially offset by fewer theatrical releases in the last nine months of the year. Cost related to revenues and other costs and expenses in 2000 increased by $34.4 million due to higher film costs. Adjusted EBITDA loss in 2000 widened by $13.1 million. USA Films was acquired by USA in May 1999. On a pro forma basis, 2000 revenues increased by $4.0 million and Adjusted EBITDA loss widened by $13.0 million.

DEPRECIATION AND AMORTIZATION, NON-CASH COMPENSATION AND OTHER INCOME (EXPENSE)

    Depreciation and amortization increased $369.1 million to $693.6 million from $324.5 million, due primarily to the impact on goodwill of the Styleclick Transaction and the PRC Transaction and the full year impact of the Hotel Reservations Network Transaction and the October Films/ PFE Transaction. Note that the Company recorded a one-time write-down of the Styleclick goodwill of $145.6 million in 2000. On a pro forma basis, depreciation and amortization increased $243.2 million. Amortization of non-cash distribution and marketing expense of $11.6 million in 2000 relates to expense associated with warrants issued by HRN in connection with exclusive affiliate distribution arrangements and advertising provided by USA Cable to Ticketmaster Online-Citysearch ("TMCS") in consideration of equity interests. Amortization of non-cash compensation expense increased to $12.7 million from $6.6 million in 1999. The expense relates to non-cash charges for the Company's bonus stock purchase program, restricted stock awards, and certain stock option grants.

    For the year ended December 31, 2000, net interest expense decreased by $14.3 million, compared to 1999 primarily due to lower borrowing levels as a result of the repayment of bank debt in 1999 from the proceeds of equity transactions involving Universal and Liberty.

    In 2000, the Company realized pre-tax losses of $46.1 million related to the write-off of equity investments to fair value. The write-off in equity investments was based upon management's estimate of the current value of the investments, considering the current business environment, financing opportunities of the investees, anticipated business plans and other factors. Note that the majority of investments were in Internet related companies.

    In the year ended December 31, 2000, the Company realized a pre-tax gain of $104.6 million based upon the exchange of 25% of ISN for 75% of Old Styleclick in the Styleclick Transaction. Also, the Company realized a pre-tax gain of $3.7 million related to the initial public offering of its subsidiary, HRN.

    In the year ended December 31, 1999, the Company realized pre-tax gains of $89.7 million related to the sale of securities and $10.4 million from the reversal of equity losses which were originally recorded in 1998 when the Company made an election to have Universal buy out the Company's interest in a joint venture established in the Universal Transaction.

INCOME TAXES

    USA's effective tax rate of 52.0%, computed before the impact of the Styleclick goodwill write-off, for which there was no tax impact, for the year ended December 31, 2000 was higher than the statutory rate due to the impact on taxable income of non-deductible goodwill, consolidated book losses not consolidated into taxable income and state income taxes. The rate would have been higher if not for the impact of the one-time gain from the Styleclick merger and the write-off of the investments to fair value.

MINORITY INTEREST

    Minority interest primarily represented Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Holdco, the public's ownership in TMCS, the public's ownership interest in HRN since February 25, 2000, the public's ownership interest in Styleclick since July 27, 2000 and the other partners ownership interest in HSN-Germany since its consolidation as of January 1, 2000.

                            DISCONTINUED OPERATIONS

    USAB is presented as a discontinued operation for all periods presented. The net loss for USAB for 2000 was $59.4 million, compared to a loss of $44.1 million in 1999.

              PRO FORMA FINANCIAL INFORMATION FOR USA INTERACTIVE

    The Company has recently completed/ announced some very significant transactions, including USA's acquisition of a controlling interest in Expedia (which closed February 4, 2002) and the contribution of the USA Entertainment Group to VUE (transaction pending). Subject to the close of the pending contribution of the entertainment assets to VUE, the Company will be renamed "USA Interactive," and will be a leader in integrated interactivity focused on integrating interactive assets across multiple lines of business, no longer to be engaged in the general entertainment businesses. Due to the significance of these transactions, we have presented below separate pro forma information for USA Interactive. The pro forma combined condensed statements of operations reflects USA's audited statements of operations, adjusted for the pro forma effects of the contribution of the USA Entertainment Group to VUE, the acquisition of Expedia, as well as the completion of the acquisitions of Styleclick and PRC and the merger of Ticketmaster and TMCS, as if such transactions had occurred at the beginning of the periods presented. The pro forma information also includes the estimated impact of disengagement of Home Shopping programming from the USAB stations.

    The Vivendi Transaction is subject to USA shareholder vote, including the approval of 66 2/3% of the outstanding USA common stock and USA preferred stock, voting together as a single class, and excluding shares held by Vivendi, Liberty, Mr. Diller and their respective affiliates, as well as other customary regulatory approvals, and there can be no assurance that the transaction will be completed.

    THE PRO FORMA COMBINED CONDENSED STATEMENTS OF OPERATIONS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS OF OPERATIONS WHICH ACTUALLY WOULD HAVE BEEN REPORTED HAD THESE TRANSACTIONS OCCURRED AS OF THE BEGINNING OF JANUARY 1, 2000, NOR ARE THEY NECESSARILY INDICATIVE OF USA INTERACTIVE'S FUTURE RESULTS OF OPERATIONS.

UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF OPERATIONS--USA INTERACTIVE

                                                         TWELVE MONTHS ENDED
                                                            DECEMBER 31,
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
NET REVENUES
  HSN--U.S.(a).......................................  $1,658,904   $1,533,271
  Ticketing..........................................     579,679      518,565
  Hotel Reservations Network.........................     536,497      327,977
  Expedia(b).........................................     296,936      156,656
  Precision Response.................................     298,678      282,120
  Match.com..........................................      49,249       29,122
  HSN--International and other(c)....................     272,569      245,714
  Citysearch.........................................      46,107       50,889
  ECS/ Styleclick....................................      34,230       48,492
Intersegment elimination.............................      (7,053)          --
                                                       ----------   ----------
  Total net revenues.................................   3,765,796    3,192,806
Operating costs and expenses:
  Cost related to revenues...........................   2,424,580    2,117,995
  Other costs and expenses...........................     982,425      838,506
  Disengagement costs(d).............................       4,052           --
  Amortization of non cash distribution and marketing
    expense(e).......................................      26,384       11,665
  Amortization of non cash compensation expense(f)...      24,204       76,941
  Amortization of cable distribution fees............      43,975       36,322
  Depreciation and amortization......................     493,959      648,408
                                                       ----------   ----------
  Total operating costs and expenses.................   3,999,579    3,729,837
                                                       ----------   ----------
Operating loss.......................................  $ (233,783)  $ (537,031)
Adjusted EBITDA......................................  $  358,791   $  236,305

ADJUSTED EBITDA--INTERACTIVE PRO FORMA

    The following is a reconciliation of pro forma operating income to Adjusted EBITDA for 2001 and 2000.

                                                         TWELVE MONTHS ENDED
                                                            DECEMBER 31,
                                                        ---------------------
                                                          2001        2000
                                                        ---------   ---------
  Operating loss......................................  $(233,783)  $(537,031)
  Depreciation and amortization.......................    493,959     648,408
  Amortization of cable distribution fees.............     43,975      36,322
  Amortization of non-cash distribution and marketing
    expense...........................................     26,384      11,665
  Amortization of non-cash compensation expense.......     24,204      76,941
  Disengagement expenses..............................      4,052          --
                                                        ---------   ---------
Adjusted EBITDA.......................................  $ 358,791   $ 236,305
                                                        ---------   ---------

------------------------

(a) Includes estimated revenue in 2000 generated by homes lost by HSN following the sale of USA Broadcasting to Univision of $6.2 million.

(b) Expedia results derived from public filings, and represent results for the twelve months ended December 31, 2001, adjusted for acquisitions made by Expedia during the year.

(c) Includes impact of foreign exchange fluctuations, which reduced revenues by $44.0 million and $36.3 million in 2001 and 2000, respectively, if the results are translated from Euros to U.S. dollars at a constant exchange rate, using 1999 as the base year.

(d) Represents costs incurred related to the disengagement of HSN from USA Broadcasting stations. Amounts primarily related to payments to cable operators and related marketing expenses in the disengaged markets.

(e) Amortization of warrants and stock issued in exchange for distribution and marketing services.

(f) Expense related to the Company's bonus stock purchase program, restricted stock awards and certain stock option grants.

    Provided below is managements discussion and analysis related to Expedia. The information is derived from public filings. All other business segments are covered above.

EXPEDIA

    Net revenues in calendar year 2001 increased by $140.3 million, or 89.5%, to $296.9 million from $156.7 million in 2000, resulting from a 62% increase in total gross bookings (to 2.9 billion from 1.8 billion--note that Expedia became the leader in gross bookings among online travel agencies in Q4 2001), a favorable trend in Expedia.com conversion rates, as it averaged 5.85% in 2001 as compared to 4.68% in 2000, and a significant increase in cumulative purchasing customers--6.3 million at the end of 2001 compared to 2.9 million in 2000. Cost related to revenues and other costs and expenses in 2001 increased by $40.6 million, or 20.8%, to $236.1 million from $195.4 million in 2000 due primarily due to increased sales. Note that expenses increased at a much lower rate than revenues as the Company began to realize efficiencies of scale in 2001 due to increased transaction volume at low incremental costs. Adjusted EBITDA in 2001 increased by $99.6 million to $60.9 million from a loss in 2000 of $38.8 million. Adjusted EBITDA excludes non-cash distribution and marketing expense of $16.4 million and $64.2 million in 2001 and 2000, respectively.

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $669.9 million for the twelve months ended December 31, 2001 compared to $372.5 million for the twelve months ended December 31, 2000. These cash proceeds and available cash and borrowings were used to pay for acquisitions of $201.0 million, to make capital expenditures of $143.5 million, and to make mandatory tax distribution payments to the LLC partners of $17.4 million. Furthermore, during 2001 the Company invested $105.5 million in Hot Networks, a company operating electronic retailing operations in Europe in which the Company holds an equity stake, and $20.0 million in National Leisure Group, a consolidator of cruise vacation packages.

    In December 2000, the Company announced that Univision Communications Inc. ("Univision") would acquire, for $1.1 billion in cash, all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations. In August 2001, the Company completed the sale. The gain on the sale of the stations was $517.8 million for the twelve months ended December 31, 2001. As of December 31, the Company has received proceeds of $510.4 million. The remaining receivable of $589.6 million was collected in January 2002.

    On February 12, 1998, USA and USANi LLC, as borrower, entered into a credit agreement that provided for a $1.6 billion credit facility. Of that amount, $1.0 billion was permanently repaid in prior years. The term of the $600.0 million revolving credit facility expires on December 31, 2002, although it is anticipated that the facility will expire as a result of the Vivendi Transaction. As of December 31, 2001, there was $595.4 million available for borrowing after taking into account outstanding letters of credit.

    On February 28, 2001, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $17.4 million. On February 29, 2000, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $68.1 million. On February 28, 2002, the Company expects to make the mandatory tax distribution payment related to 2001 in the amount of $153.5 million.

    In connection with the 2000 acquisition of Universal's domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses transaction, USA advanced $200.0 million to Universal in 2000 pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement, under which USA will distribute, in the United States and Canada, certain Polygram Filmed Entertainment, Inc. theatrical films that were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through December 31, 2001, approximately $180.1 million has been offset against the advance, including $59.8 million in 2001. Interest accrued on the loan through December 31, 2001 is approximately $19.4 million, including $3.9 million in 2001.

    In connection with the settlement of its interest in an international joint venture, USA received $24.0 million from Universal during 2001.

    On February 20, 2002, USA acquired 936,815 shares of Expedia common stock for approximately $47.0 million.

    In July 2000, USA announced that its Board of Directors authorized the extension of the Company's stock repurchase program providing for the repurchase of up to 20 million shares of USA's common stock over an indefinite period of time, on the open market or in negotiated transactions. The amount and timing of purchases, if any, will depend on market conditions and other factors, including USA's overall capital structure. Funds for these purchases will come from cash on hand or borrowings under the Company's credit facility. During the twelve months ended December 31, 2001, the Company made no purchases of its common stock through this program. During the twelve months ended December 31, 2000, the Company purchased 5.7 million shares of its common stock for aggregate consideration of $125.5 million.

    In connection with the Vivendi Transaction, USA and its subsidiaries will receive the following at the closing of the transactions: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period, (ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests currently exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with the transaction.

    As of December 31, 2001, the Company has $978.4 million of cash on hand and $171.5 million of marketable securities. After the closing of the Vivendi Transaction, USA expects to have $3.0 billion of cash on hand. Furthermore, the Company's existing $600.0 million credit facility is expected to expire at that time. As of December 31, 2001, $595.4 million was available for borrowing after taking into account outstanding letters of credit.

    USA anticipates that it will need to invest working capital towards the development and expansion of its overall operations. The Company anticipates that it will make a significant number of acquisitions, which could result in the incurrence of debt. Furthermore, future capital expenditures may be higher than current amounts over the next several years.

    In management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet USA's foreseeable needs. See Note 7 of the Notes to Consolidated Financial Statements for a discussion of commitments and contingencies and unrecorded commitments as of the balance sheet date.

    In 2001, USA did not pay any cash dividends. In relation to the Expedia transaction, the Company issued approximately 13.1 million of preferred shares bearing interest at 1.99% per annum, payable quarterly in cash or stock at USA's option. If USA elects to pay cash, the amount is approximately $13.1 million on an annual basis. The first dividend was due for the period ending February 15, 2002. USA's wholly-owned subsidiaries have no material restrictions on their ability to transfer amounts to fund USA's operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    At December 31, 2001, the Company's outstanding debt approximated $578.7 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

FOREIGN CURRENCY EXCHANGE RISK

    The Company conducts business in certain foreign markets, primarily in the European Union. The Company has exposure to exchange rate fluctuations of the U.S. dollar to the Euro. However, the Company intends to reinvest profits from international operations in order to grow the businesses.

    As the Company increases its operations in international markets it becomes increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies.

    As currency exchange rates change, translation of the income statements of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. The Company does not hedge translation risks because cash flows from international operations are generally reinvested locally. Further, the Company does not enter into hedges to minimize volatility of reported earnings because the Company does not believe it is justified by the attendant cost.

    Foreign exchange gains and losses were not material to the Company's earnings for the years ended December 31, 2001, 2000 and 1999.

EQUITY PRICE RISK

    The Company has a minimal investment in equity securities of publicly-traded companies. This investment, as of December 31, 2001, was considered available-for-sale, with the unrealized gain deferred as a component of stockholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its investment strategy.

SIGNIFICANT ACCOUNTING POLICIES

    In connection with the issuance of Securities and Exchange Commission FR-60, the following disclosure is provided to supplement USA's accounting policies in regard to significant areas of judgment. Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements they relate to, some of our accounting policies and estimates have a more significant impact on our financial statements than others:

    - How we access the recoverability of the carrying value of long-lived assets is disclosed in Footnote 2. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. The determination of cash flows is based upon assumptions and forecasts that may not occur. As of December 31, 2001, the balance sheet includes $7.2 billion of intangible assets, net, and $424.1 million of fixed assets, net. Although it has not completed its assessment, the Company anticipates a write-off of $325 million to $425 million primarily related to the Citysearch and Precision Response ("PRC") businesses upon adoption of FAS 142. Although Citysearch and PRC are expected to generate positive cash flows in the future, due to cash flow discounting techniques to estimate fair value as required by the new rules, the future discounted cash flows may not support current carrying values. The expected range for the Citysearch write-off is $75 million to $125 million and for PRC $250 million to $300 million.

    - Our revenue recognition for HSN is described in Footnote 2. As noted, sales are reduced by incentive discounts and sales returns to arrive at net sales. Home Shopping's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery and allowances for returned merchandise and other adjustments are provided based upon past experience. The estimated return percentage for 2001 of 19.6% was arrived at based upon empirical evidence of actual returns, and the percentage was applied against sales to arrive at net sales. Actual levels of product returned may vary from these estimates.

    - The estimated ultimate costs of completed television productions and filmed entertainment are amortized, and participation expenses are accrued, for each production in the proportion that current period revenue recognized bears to the estimated future revenue to be received from all sources. Estimated ultimate revenues and costs are reviewed quarterly and revisions to amortization rates or write-downs to net realizable value are made as required. Actual ultimate revenue and expense may differ from estimates, as shifts in audience viewing habits, program time-slot changes, increased competition and other factors outside the Company's control could adversely impact actual results.

    - Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Footnote 6, and reflect management's assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law or based upon review of our tax returns by the IRS, as well as operating results of the Company that vary significantly from budgets.

    - Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Net realizable value is estimated by management based upon historical sales data, the age of inventory, the quantity of goods on hand and the ability to return merchandise to vendors. The actual net realizable value may vary from estimates due to changes in customer tastes or viewing habits, or errors in judgment made by merchandising personnel when ordering new products.

    - The Company has entered into various arrangements that contain multiple elements, such as arrangements providing for distribution and other services to be provided by the third party to multiple USA business segments. Multi-element arrangements require that management assess the relative fair value of the elements based upon revenue forecasts and other factors. The actual fair value of the various services received may differ from these estimates.

    - The Company has entered into various non-monetary transactions, principally related to barter advertising for goods and services which are recorded at the estimated fair value of the products or services received or given in accordance with the provisions of the Emerging Issues Task Force Issue No. 99-17, "Accounting for Advertising Barter Transactions." The actual fair value of the products and services received may differ from these estimates.

    - HRN recognizes revenue for hotel rooms sold where HRN is the merchant on a gross basis. The Company considered Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," and believes that its income statement presentation for hotel rooms sold where HRN is the merchant is appropriate. Factors considered include HRN's ability to establish and change room pricing and HRN's risk of loss for unsold contracted rooms and prepaid rooms.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
USA NETWORKS, INC.

    We have audited the accompanying consolidated balance sheets of USA Networks, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Networks, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 2 to the consolidated financial statements, on January 1, 2001, the Company adopted AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films."

                                                           /s/ ERNST & YOUNG LLP

New York, New York
January 29, 2002

                      USA NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Product sales.............................................  $1,935,542    $1,799,932    $1,370,790
  Service revenue...........................................   3,349,265     2,796,220     2,000,955
                                                              ----------    ----------    ----------
  Net revenue...............................................   5,284,807     4,596,152     3,371,745
Operating costs and expenses:
  Cost of sales-product sales...............................   1,287,630     1,178,369       900,896
  Cost of sales-service revenue.............................   1,194,251       894,532       464,049
Program costs...............................................     726,549       684,992       630,956
Selling and marketing.......................................     625,975       530,013       392,307
General and administrative..................................     444,039       389,274       289,374
Other operating costs.......................................     116,702       108,277        66,418
Amortization of cable distribution fees.....................      43,975        36,322        26,680
Amortization of non-cash distribution and marketing
  expense...................................................      26,384        11,665            --
Amortization of non-cash compensation expense...............      12,712        12,740         6,645
Depreciation and amortization...............................     572,765       693,642       324,506
                                                              ----------    ----------    ----------
  Total operating costs and expenses........................   5,050,982     4,539,826     3,101,831
                                                              ----------    ----------    ----------
Operating profit............................................     233,825        56,326       269,914
Other income (expense):
Interest income.............................................      30,199        41,024        31,048
Interest expense............................................     (78,637)      (75,242)      (79,592)
Gain on sale of securities..................................          --            --        89,721
Gain on sale of subsidiary stock............................          --       108,343            --
Loss in unconsolidated subsidiaries and other...............     (52,223)      (59,046)        5,771
                                                              ----------    ----------    ----------
                                                                (100,661)       15,079        46,948
                                                              ----------    ----------    ----------
Earnings from continuing operations before income taxes and
  minority interest.........................................     133,164        71,405       316,862
Income tax expense..........................................    (108,877)     (112,869)     (103,050)
Minority interest...........................................    (149,339)      (47,124)     (197,297)
                                                              ----------    ----------    ----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS..................    (125,052)      (88,588)       16,515
Discontinued Operations, net of tax.........................          --       (59,395)      (44,146)
Gain on disposal of Broadcasting stations, net of tax.......     517,847            --            --
                                                              ----------    ----------    ----------
Earnings (loss) before cumulative effect of accounting
  change, net of tax........................................     392,795      (147,983)      (27,631)
Cumulative effect of accounting change, net of tax..........      (9,187)           --            --
                                                              ----------    ----------    ----------
NET EARNINGS (LOSS).........................................  $  383,608    $ (147,983)   $  (27,631)
                                                              ----------    ----------    ----------
Earnings (Loss) per Share from Continuing Operations:
Basic earnings (loss) per common share......................  $     (.33)   $     (.25)   $      .05
Diluted earnings (loss) per common share....................  $     (.33)   $     (.25)   $      .04

Earnings (Loss) per Share, before cumulative effect of
  accounting change
Basic earnings (loss) per common share......................  $     1.05    $     (.41)   $     (.08)
Diluted earnings (loss) per common share....................  $      .61    $     (.41)   $     (.08)

Net Earnings (Loss) per Share:
Basic earnings (loss) per common share......................  $     1.03    $     (.41)   $     (.08)
Diluted earnings (loss) per common share....................  $      .60    $     (.41)   $     (.08)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                   2001              2000
                                                              ---------------   ---------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
CURRENT ASSETS
Cash and cash equivalents...................................    $   978,377       $   244,223
Restricted cash equivalents.................................          9,107             2,021
Marketable securities.......................................        171,464           126,352
Accounts and notes receivable, net of allowance of $57,456
  and $61,141, respectively.................................        672,935           646,196
Receivable from sale of USAB................................        589,625                --
Inventories, net............................................        408,306           404,468
Investments held for sale...................................             --               750
Deferred tax assets.........................................         59,635            43,975
Other current assets, net...................................         86,783            52,631
Net current assets of discontinued operations...............             --             7,788
                                                                -----------       -----------
  Total current assets......................................      2,976,232         1,528,404
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................        368,475           322,140
Buildings and leasehold improvements........................        146,162           132,874
Furniture and other equipment...............................        126,240           100,734
Land........................................................         15,665            15,658
Projects in progress........................................         45,781            45,084
                                                                -----------       -----------
                                                                    702,323           616,490
  Less accumulated depreciation and amortization............       (268,208)         (172,496)
                                                                -----------       -----------
                                                                    434,115           443,994

OTHER ASSETS
Intangible assets, net......................................      7,236,283         7,461,862
Cable distribution fees, net................................        158,880           159,473
Long-term investments.......................................         65,891            49,355
Notes and accounts receivable, net of current portion
  ($99,819 and $22,575, respectively, from related
  parties)..................................................        138,644            38,301
Advance to Universal........................................         39,265            95,220
Inventories, net............................................        535,555           485,941
Deferred charges and other, net.............................        118,187            83,239
Net non-current assets of discontinued operations...........             --           128,081
                                                                -----------       -----------
                                                                $11,703,052       $10,473,870
                                                                -----------       -----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------   ------------
                                                                    (IN THOUSANDS,
                                                                  EXCEPT SHARE DATA)
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $    34,016   $     25,457
Accounts payable, trade.....................................      329,043        262,817
Accounts payable, client accounts...........................      102,011         97,687
Obligations for program rights and film costs...............      272,601        283,812
Cable distribution fees payable.............................       32,795         33,598
Deferred revenue............................................      131,627         93,125
Income tax payable..........................................      221,502             --
Other accrued liabilities...................................      471,701        376,751
                                                              -----------   ------------
  Total current liabilities.................................    1,595,296      1,173,247
LONG-TERM OBLIGATIONS (net of current maturities)...........      544,667        552,501
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................      285,378        295,210
OTHER LONG-TERM LIABILITIES.................................       51,354         97,526
DEFERRED INCOME TAXES.......................................      312,487         98,378
MINORITY INTEREST...........................................    4,968,369      4,817,137

STOCKHOLDERS' EQUITY
Preferred stock--$.01 par value; authorized 15,000,000
  shares; no shares issued and outstanding..................           --             --
Common stock--$.01 par value; authorized 1,600,000,000
  shares; issued and outstanding, 314,704,017 and
  305,436,198 shares, respectively..........................        3,147          3,055
Class B convertible common stock--$.01 par value;
  authorized, 400,000,000 shares; issued and outstanding,
  63,033,452 shares.........................................          630            630
Additional paid-in capital..................................    3,918,401      3,793,764
Retained earnings/Accumulated deficit.......................      181,267       (202,341)
Accumulated other comprehensive loss........................      (11,605)       (10,825)
Treasury stock..............................................     (141,341)      (139,414)
Note receivable from key executive for common stock
  issuance..................................................       (4,998)        (4,998)
                                                              -----------   ------------
Total stockholders' equity..................................    3,945,501      3,439,871
                                                              -----------   ------------
                                                              $11,703,052   $ 10,473,870
                                                              -----------   ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      CLASS B                   RETAINED     ACCUM.
                                                                    CONVERTIBLE     ADDIT.      EARNINGS      OTHER
                                                          COMMON      COMMON       PAID-IN      /(ACCUM.      COMP.     TREASURY
                                              TOTAL       STOCK        STOCK       CAPITAL      DEFICIT)     INCOME       STOCK
                                            ----------   --------   -----------   ----------   ----------   ---------   ---------
                                                                               (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1998..............  $2,571,405    $2,545        $630      $2,592,456   $  (26,727)  $   8,852          --
Comprehensive income:
  Net earnings for the year ended
    December 31, 1999.....................     (27,631)       --          --              --      (27,631)         --          --
  Decrease in unrealized gains in
    available for sale securities.........      (3,956)       --          --              --           --      (3,956)         --
  Foreign currency translation............        (123)       --          --              --           --        (123)         --
                                            ----------
  Comprehensive loss......................     (31,710)
                                            ----------
Issuance of common stock upon exercise of
  stock options...........................      47,967       111          --          47,856           --          --          --
Income tax benefit related to stock
  options exercised.......................      42,362        --          --          42,362           --          --          --
Issuance of stock in connection with
  October Films/PFE Transaction...........      23,558        12          --          23,546           --          --          --
Issuance of stock in connection with other
  acquisitions............................       4,498         3          --           4,495           --          --          --
Issuance of stock in connection Liberty
  preemptive rights.......................     120,306        73          --         120,233           --          --          --
Purchase of Treasury Stock in connection
  with stock repurchase program...........      (8,933)       (4)         --              --           --          --      (8,929)
Cancellation of employee equity program...        (355)       --          --            (442)          --          --        (635)
Amortization of unearned compensation
  related to stock options and equity
  participation plans.....................         631        --          --              --           --          --          --
                                            ----------    ------        ----      ----------   ----------   ---------   ---------
BALANCE AT DECEMBER 31, 1999..............   2,769,729     2,740         630       2,830,506      (54,358)      4,773      (9,564)
Comprehensive income:
  Net loss for the year ended
    December 31, 2000.....................    (147,983)       --          --              --     (147,983)         --          --
  Decrease in unrealized gains in
    available for sale securities.........     (11,958)       --          --              --           --     (11,958)         --
  Foreign currency translation............      (3,640)       --          --              --           --      (3,640)         --
                                            ----------
  Comprehensive loss......................    (163,581)
                                            ----------
Issuance of common stock upon exercise of
  stock options...........................      37,341        46          --          37,295           --          --          --
Income tax benefit related to stock
  options exercised.......................      26,968        --          --          26,968           --          --          --
Issuance of stock in connection with PRC
  acquisition.............................     887,371       322          --         887,049           --          --          --
Issuance of stock in connection with other
  transactions............................      11,950         4          --          11,946           --          --          --
Purchase of Treasury Stock................    (129,907)      (57)         --              --           --          --    (129,850)
                                            ----------    ------        ----      ----------   ----------   ---------   ---------
BALANCE AT DECEMBER 31, 2000..............   3,439,871     3,055         630       3,793,764     (202,341)    (10,825)   (139,414)
Comprehensive income:
  Net Income for the year ended
    December 31, 2001.....................     383,608        --          --              --      383,608          --          --
  Decrease in unrealized losses in
    available for sale securities.........       5,600        --          --              --           --       5,600          --
  Foreign currency translation............      (6,380)       --          --              --           --      (6,380)         --
                                            ----------
  Comprehensive Income....................     382,828
                                            ----------
Issuance of common stock upon exercise of
  stock options...........................      80,931        90          --          80,841           --          --          --
Income tax benefit related to stock
  options exercised.......................      38,439        --          --          38,439           --          --          --
Issuance of stock in connection with other
  transactions............................       5,360         3          --           5,357           --          --          --
Purchase of Treasury Stock................      (1,928)       (1)         --              --           --          --      (1,927)
                                            ----------    ------        ----      ----------   ----------   ---------   ---------
BALANCE AT DECEMBER 31, 2001..............  $3,945,501    $3,147        $630      $3,918,401   $  181,267   $ (11,605)  $(141,341)
                                            ----------    ------        ----      ----------   ----------   ---------   ---------

                                                              NOTE
                                                           RECEIVABLE
                                                            FROM KEY
                                                           EXECUTIVE
                                                              FOR
                                                             COMMON
                                              UNEARNED       STOCK
                                            COMPENSATION    ISSUANCE
                                            ------------   ----------
                                                 (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1998..............    $ (1,353)     $ (4,998)
Comprehensive income:
  Net earnings for the year ended
    December 31, 1999.....................          --            --
  Decrease in unrealized gains in
    available for sale securities.........          --            --
  Foreign currency translation............          --            --

  Comprehensive loss......................

Issuance of common stock upon exercise of
  stock options...........................          --            --
Income tax benefit related to stock
  options exercised.......................          --            --
Issuance of stock in connection with
  October Films/PFE Transaction...........          --            --
Issuance of stock in connection with other
  acquisitions............................          --            --
Issuance of stock in connection Liberty
  preemptive rights.......................          --            --
Purchase of Treasury Stock in connection
  with stock repurchase program...........          --            --
Cancellation of employee equity program...         722            --
Amortization of unearned compensation
  related to stock options and equity
  participation plans.....................         631            --
                                              --------      --------
BALANCE AT DECEMBER 31, 1999..............          --        (4,998)
Comprehensive income:
  Net loss for the year ended
    December 31, 2000.....................          --            --
  Decrease in unrealized gains in
    available for sale securities.........          --            --
  Foreign currency translation............          --            --

  Comprehensive loss......................

Issuance of common stock upon exercise of
  stock options...........................          --            --
Income tax benefit related to stock
  options exercised.......................          --            --
Issuance of stock in connection with PRC
  acquisition.............................          --            --
Issuance of stock in connection with other
  transactions............................          --            --
Purchase of Treasury Stock................          --            --
                                              --------      --------
BALANCE AT DECEMBER 31, 2000..............          --        (4,998)
Comprehensive income:
  Net Income for the year ended
    December 31, 2001.....................          --            --
  Decrease in unrealized losses in
    available for sale securities.........          --            --
  Foreign currency translation............          --            --

  Comprehensive Income....................

Issuance of common stock upon exercise of
  stock options...........................          --            --
Income tax benefit related to stock
  options exercised.......................          --            --
Issuance of stock in connection with other
  transactions............................          --            --
Purchase of Treasury Stock................          --            --
                                              --------      --------
BALANCE AT DECEMBER 31, 2001..............    $     --      $ (4,998)
                                              --------      --------

    Accumulated other comprehensive income is comprised of unrealized (losses) gains on available for sale securities of $39, $(5,561) and $6,397 at December 31, 2001, 2000 and 1999, respectively and foreign currency translation adjustments of $(11,644), $(5,264) and $(1,624) at December 31, 2001, 2000 and
1999, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 2001         2000        1999
                                                              ----------   ----------   ---------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Earnings (loss) from continuing operations:...............  $ (125,052)  $  (88,588)  $  16,515
  Adjustments to reconcile net earnings (loss) from
    continuing operations to net cash provided by operating
    activities:
    Depreciation and amortization...........................     572,765      693,642     324,506
    Amortization of cable distribution fees.................      43,975       36,322      26,680
    Amortization of program rights and film costs...........     719,010      651,145     569,089
    Amortization of deferred financing costs................       1,491        3,778       5,035
    Non-cash distribution and marketing.....................      26,384       11,665          --
    Deferred income taxes...................................      22,840       50,606       9,458
    Equity in (earnings) losses of unconsolidated affiliates
      and other.............................................      48,977       58,333      (1,356)
    Gain on sale of subsidiary stock........................          --     (108,343)         --
    Gain on sale of securities..............................          --           --     (89,721)
    Non-cash interest income................................      (3,729)      (8,735)       (298)
    Non-cash stock compensation.............................      12,712       12,740       6,645
    Minority interest.......................................     149,339       47,124     197,297
  Changes in current assets and liabilities:
    Accounts receivable.....................................     (18,081)     (58,429)    (44,519)
    Inventories.............................................      31,128      (45,767)    (24,939)
    Accounts payable........................................      27,981         (464)     12,782
    Accrued liabilities and deferred revenue................      78,025       42,408      61,648
    Payment for program rights and film costs...............    (835,541)    (847,148)   (611,702)
    Increase in cable distribution fees.....................     (47,393)     (64,876)    (42,887)
    Other, net..............................................     (34,899)     (12,906)    (12,656)
                                                              ----------   ----------   ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.................     669,932      372,507     401,577
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................    (201,024)    (227,768)   (195,504)
  Capital expenditures......................................    (143,511)    (176,884)   (108,916)
  Advance to Universal......................................          --           --    (200,000)
  Recoupment of advance to Universal........................      59,821       77,330      42,951
  Increase in long-term investments and notes receivable....    (123,573)     (34,969)    (69,646)
  Purchase of marketable securities.........................     (51,977)    (132,845)         --
  Proceeds from sale of securities..........................          --           --     107,231
  Proceeds from sale of broadcast stations..................     510,374           --          --
  Payment of merger and financing costs.....................          --      (18,758)     (4,765)
  Other, net................................................       1,825      (10,662)     14,681
                                                              ----------   ----------   ---------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.......      51,935     (524,556)   (413,968)
Cash flows from financing activities:
  Borrowings................................................      23,086       65,022          --
  Principal payments on long-term obligations...............     (22,331)     (99,684)   (339,349)
  Purchase of treasury stock................................      (1,928)    (129,907)     (8,933)
  Payment of mandatory tax distribution to LLC partners.....     (17,369)     (68,065)    (28,830)
  Proceeds from sale of subsidiary stock....................      12,234       93,189       4,268
  Proceeds from issuance of common stock and LLC shares.....      80,932      210,642     422,544
  Other, net................................................     (10,616)     (12,851)      6,248
                                                              ----------   ----------   ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES.................      64,008       58,346      55,948
NET CASH USED BY DISCONTINUED OPERATIONS....................     (48,058)     (82,563)    (66,260)
  Effect of exchange rate changes on cash and cash
    equivalents.............................................      (3,663)      (2,687)       (123)
                                                              ----------   ----------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     734,154     (178,953)    (22,826)
Cash and cash equivalents at beginning of period............     244,223      423,176     446,002
                                                              ----------   ----------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  978,377   $  244,223   $ 423,176
                                                              ----------   ----------   ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

                                    GENERAL

    USA Networks, Inc. ("USA" or the "Company") (Nasdaq: USAI) is organized into two groups, the USA Interactive Group and the USA Entertainment Group. The USA Interactive Group consists of Home Shopping Network (including HSN International and HSN.com); Ticketmaster (Nasdaq: TMCS), which operates Ticketmaster, Ticketmaster.com, Citysearch and Match.com; Hotel Reservations Network (Nasdaq:
ROOM); Electronic Commerce Solutions; Styleclick (OTC: IBUY); Precision Response Corporation; and Expedia, Inc. (as of February 4, 2002) (Nasdaq: EXPE). The USA Entertainment Group consists of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films.

    On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia, Inc. ("Expedia") through a merger of one of its subsidiaries with and into Expedia. See below for further discussion under "Subsequent Events".

    On December 17, 2001, USA and Vivendi Universal, S.A. ("Vivendi") announced a transaction (the "Vivendi Transaction") in which USA's Entertainment Group, consisting of USA Cable, Studios USA, and USA Films, would be contributed to Vivendi Universal Entertainment, a new joint venture controlled by Vivendi. See below for further discussion under "Subsequent Events".

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

    In August 2001, the Company completed its previously announced sale of all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations to Univision Communications Inc. ("Univision"). Total cash proceeds were $1.1 billion, of which $510.4 million was collected in fiscal year 2001 and $589.6 million in January 2002. The gain on the sale of the stations was $517.8 million, net of tax of $377.4 million. The majority of the stations sold are located in the largest markets in the country and aired HSN on a 24-hour basis.

    A number of USA's businesses are currently held by two non-wholly owned subsidiaries, Home Shopping Network, Inc. ("Holdco") and USANi LLC. USA maintains control and management of Holdco and USANi LLC, and manages the businesses held by USANi LLC, in substantially the same manner as they would be if USA held them directly through wholly owned subsidiaries. The other principal owners of these subsidiaries are Liberty Media Corporation ("Liberty") and Vivendi, through Universal Studios, Inc ("Universal") and other subsidiaries. USA has the contractual right to require the exchange of the Holdco shares held by Liberty for shares of USA. Following such exchange and after giving effect to the Vivendi Transaction, Holdco and USANi LLC will become wholly owned, thereby simplifying USA's corporate and capital structure.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 1--ORGANIZATION (CONTINUED)
                         SUBSEQUENT EVENTS (UNAUDITED)

EXPEDIA TRANSACTION

    On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia through a merger of one of its subsidiaries with and into Expedia. Immediately following the merger, USA owned all of the outstanding shares of Expedia Class B common stock, representing approximately 64.2% of Expedia's then outstanding shares, and 94.9% of the voting interest in Expedia. On February 20, 2002, USA acquired 936,815 shares of Expedia common stock, increasing USA's ownership to 64.6% of Expedia's the then outstanding shares, with USA's voting percentage remaining at 94.9%. In the merger, USA issued to former holders of Expedia common stock who elected to receive USA securities an aggregate of 20.6 million shares of USA common stock, 13.1 million shares of $50 face value 1.99% cumulative convertible preferred stock of USA and 14.6 million USA warrants. Expedia will continue to be traded on Nasdaq under the symbol "EXPE," the USA cumulative preferred stock trades on OTC under the symbol "USAIP" and the USA warrants trade on Nasdaq under the symbol "USAIW."

    Pursuant to the terms of the USA/Expedia transaction documents, Microsoft Corporation, which beneficially owned 33,722,710 shares of Expedia common stock, elected to exchange all of its Expedia common stock for USA securities in the merger. Expedia shareholders who did not receive USA securities in the transaction retained their Expedia shares and received for each Expedia share held 0.1920 of a new Expedia warrant.

CONTRIBUTION OF THE USA ENTERTAINMENT GROUP TO VUE

    On December 17, 2001, USA announced it had entered into an agreement with Vivendi pursuant to which USA would contribute USA's Entertainment Group to a limited liability entity (Vivendi Universal Entertainment, "VUE") to be controlled by Vivendi, to which Vivendi would contribute the film, television and theme park businesses of Universal Studios, Inc. ("Universal"). Upon consummation of the Vivendi transaction, the joint venture will be controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA.

    In connection with the Vivendi Transaction, USA and its subsidiaries will receive the following at the closing of the transactions: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period, (ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests currently exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with a related transaction (see immediately below).

    Related to the transaction, Liberty will exchange 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transfer to Universal 25,000,000 shares of USA common stock,

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 1--ORGANIZATION (CONTINUED)
its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

    In addition, USA will issue to Universal ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Barry Diller, USA's chairman and chief executive officer, will receive a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million, in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months.

    In February 2002, Mr. Diller assigned to three executive officers of USA, the right to receive beneficial interests in a portion of the common interests in VUE that Mr. Diller will receive upon closing of the transactions.

    The Vivendi Transaction is subject to USA shareholder vote, including the approval of 66 2/3% of the outstanding USA common stock and USA preferred stock, voting together as a single class, and excluding shares held by Vivendi, Liberty, Mr. Diller and their respective affiliates, as well as other customary regulatory approvals, and there can be no assurance that the transaction will be completed.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all wholly-owned and voting-controlled subsidiaries. The Company consolidates USANi LLC based upon a Governance Agreement and related agreements allowing the Company to control 100% of the voting interest. USANi LLC was formed in connection with the acquisition of USA Networks as well as the domestic television production and distribution businesses of Universal Studios (the "Universal Transaction"). The documents related to this transaction are constructed with the intent that the businesses held by USANi LLC would be operated in substantially the same manner as they would be if the Company held them directly through wholly owned subsidiaries. The Company consolidates HSN--Germany based upon a Pooling Agreement allowing for the Company to elect a majority of the Board of Directors and to control the operations of HSN--Germany. Significant intercompany transactions and accounts have been eliminated.

    Investments in which the Company owns a 20%, but not in excess of 50%, interest and where it can exercise significant influence over the operations of the investee, are accounted for using the equity method. In addition, partnership interests are recorded using the equity method. All other investments are accounted for using the cost method. The Company periodically evaluates the recoverability of investments recorded under the cost method and recognizes losses if a decline in value is determined to be other than temporary.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUES

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

    USA Cable advertising revenue is recognized in the period in which the advertising commercials are aired on the cable networks. Certain contracts with advertisers contain minimum commitments with respect to advertising viewership. In the event that such minimum commitments are not met, the contracts require additional subsequent airings of the advertisement. As a result, provisions are recorded against advertising revenues for audience under deliveries ("makegoods") until such subsequent airings are conducted. Affiliate fees are recognized in the period during which the programming is provided.

ELECTRONIC RETAILING

    Revenues from Home Shopping primarily consist of merchandise sales and are reduced by incentive discounts and sales returns to arrive at net sales. Revenues for domestic sales are recorded for credit card sales upon transaction authorization, which occurs only if the goods are in stock, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. Revenues for international sales are recorded upon shipment. Home Shopping's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery. Allowances for returned merchandise and other adjustments are provided based upon past experience.

TICKETING

    Revenue from Ticketmaster and Ticketmaster.com primarily consists of revenue from ticketing operations which is recognized as tickets are sold, as the Company acts as agent in these transactions.

HOTEL RESERVATIONS

    Charges for hotel accommodations are billed to customers in advance. The related payments are included in deferred revenue and recognized as income at the conclusion of the customer's stay at the hotel, as the Company acts as merchant in these transactions.

    The Company offers rooms that are contracted for in advance or are prepaid. Unsold contracted rooms may be returned by the Company based on a cancellation period, which generally expires before the date the customer may cancel the hotel reservation. Customers are subject to a penalty for all

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) cancellations or changes to the reservation. The Company bears the risk of loss for all prepaid rooms and rooms cancelled by a customer subsequent to the period in which the Company can return the unsold rooms. To date, the Company has not incurred significant losses under the room contracts with hotels.

OTHER

    Revenues from all other sources are recognized either upon delivery or when the service is provided.

FILM COSTS

    Film costs consist of direct production costs and production overhead, less accumulated amortization. Prior to the adoption of SOP 00-2 on January 1, 2001 (see below for further information), development roster (and related costs), abandoned story and development costs were charged to production overhead. Film costs are stated at the lower of unamortized cost or estimated net realizable value on a production-by-production basis.

    Generally, the estimated ultimate costs of completed film costs are amortized, and participation expenses are accrued, for each production in the proportion that current period revenue recognized bears to the estimated future revenue to be received from all sources. Amortization and accruals are made under the individual film forecast method. Estimated ultimate revenues and costs are reviewed quarterly and revisions to amortization rates or write-downs to net realizable value are made as required.

    Film costs, net of amortization, are classified as non-current assets.

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

ADVERTISING BARTER TRANSACTIONS

    Barter transactions represent the exchange of commercial air-time for programming, merchandise or services. The transactions are recorded at the estimated fair market value of the asset or services received or given in accordance with Emerging Issues Task Force Issue No. 99-17, "Accounting for Advertising Barter Transactions." Barter revenue for the year ended December 31, 2001 was $42.2 million. Barter revenues for the year ended December 31, 2000 and 1999 are not material to USA's statement of operations.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
MERCHANDISE INVENTORIES, NET

    Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Merchandise inventories are presented net of an inventory carrying adjustment of $47.4 million and $40.5 million at December 31, 2001 and 2000, respectively.

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

ASSET CATEGORY                                              DEPRECIATION/AMORTIZATION PERIOD
--------------                                              --------------------------------
Computer and broadcast equipment..........................            3 to 13 Years
Buildings.................................................           30 to 40 Years
Leasehold improvements....................................            4 to 20 Years
Furniture and other equipment.............................            3 to 10 Years

    Depreciation and amortization expense on property, plant and equipment was $151.9 million, $115.6 million and $61.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

LONG-LIVED ASSETS INCLUDING INTANGIBLES

    The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including goodwill and other intangibles and property, plant and equipment, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. See below under "New Accounting Pronouncements" for further information related to goodwill and other intangible assets. The Company amortizes goodwill and other intangible assets over their estimated useful lives, which range from 3 to 40 years for goodwill and 1 to 5 years for intangibles.

CABLE DISTRIBUTION FEES

    Cable distribution fees relate to upfront fees paid in connection with multi-year cable contracts for carriage of Home Shopping's programming. These fees are amortized to expense on a straight line basis over the terms of the respective contracts.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ADVERTISING

    Advertising costs are primarily expensed in the period incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 were $195.8 million, $176.5 million and $119.2 million, respectively.

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

STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees." In cases where exercise prices are less than fair value as of the grant date, compensation is recognized over the vesting period. For stock-based compensation issued to non-employees, the Company accounts for the grants in accordance with FASB Statement No. 123, "Accounting for Stock Based Compensation."

MINORITY INTEREST

    Minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Holdco, the public's ownership in TMCS until January 31, 2001, the public's ownership in Ticketmaster from January 31, 2001, the public's ownership interest in HRN since February 25, 2000, the public's ownership interest in Styleclick since July 27, 2000 and the partners ownership interest in HSN-Germany since its consolidation as of January 1, 2000.

FOREIGN CURRENCY TRANSLATION

    The financial position and operating results of all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included as a component of accumulated other comprehensive income (loss) in accumulated deficit.

ISSUANCES OF SUBSIDIARY STOCK

    The Company accounts for issuances of stock by a subsidiary via income statement recognition, recording income or losses as non-operating income/ (expense). During the year ended December 31, 2000, the Company recorded a gain of $108.3 million related to the issuance of subsidiary stock. See Note 3 for further discussion.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NEW ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective January 1, 2002, all calendar year companies will be required to adopt Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. Although it has not completed its assessment, the Company anticipates a write-off of $325 million to $425 million primarily related to the Citysearch and Precision Response ("PRC") businesses. Although Citysearch and PRC are expected to generate positive cash flows in the future, due to cash flow discounting techniques to estimate fair value as required by the new rules, the future discounted cash flows may not support current carrying values. The expected range for the Citysearch write-off is $75 million to $125 million and for PRC $250 million to $300 million. The rules are expected to reduce USA's annual amortization by approximately $350 million.

FILM ACCOUNTING

    The Company adopted SOP 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2") during the twelve months ended December 31, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies.

    SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash expense of $9.2 million. The expense is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2001 presentation.

NOTE 3--BUSINESS ACQUISITIONS

    The Company has made numerous acquisitions during the reporting periods. Below is a discussion of each significant acquisition.

STYLECLICK TRANSACTION

    On July 27, 2000, USA and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network, a subsidiary of USA, and Styleclick.com (the "Styleclick Transaction"). The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. is traded on the OTC under the symbol "IBUY". In accordance with the terms of the agreement, USA invested $40 million in cash and agreed to contribute $10 million in dedicated media, and received warrants to purchase additional shares of the new company. At closing, Styleclick.com repaid $10 million of borrowings outstanding under a bridge loan provided by USA.

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
                                                                 --------

    The fair value of Styleclick.com was based on the fair value of $15.78 per share times 7.7 million shares outstanding. Fair value of the shares was determined by taking an average of the opening and closing price of Styleclick.com common stock for the period just before and just after the terms of the transaction were agreed to by the Company and Styleclick.com and announced to the public. In conjunction with the transaction, the Company recorded a pre-tax gain of $104.6 million in accordance with Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary", based upon the 25% of ISN's net book value exchanged for 75% of Styleclick.com's fair value, determined based upon the fair value of Styleclick.com common stock received in the merger. The Styleclick transaction has been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $170.2 million has been allocated to goodwill, which originally was being amortized over 3 years.

    In March 2001, Styleclick announced a new company organization designed to advance its offering of scaleable commerce services. The announcement included Styleclick's acquisition of the MVP.com

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED) technology platform. Also in March 2001, the Styleclick Board elected two executives of ECS to top management positions at Styleclick, and certain senior executives of Styleclick left the Company. As of December 31, 2000, as a result of the historical and anticipated operating losses of Styleclick, and the continuing evaluation of the operations and technology, Styleclick determined the goodwill recorded in conjunction with the Styleclick Merger was impaired and recorded a write-down of $145.6 million as goodwill amortization in fiscal 2000. In 2001, Styleclick began to focus on e-commerce services and technology while eliminating its online retail business. During this transition, Styleclick continued to incur significant net losses from operations that raise substantial doubt about Styleclick's ability to continue as a going concern. Styleclick is considering its options with respect to the situation. As of December 31, 2001, Styleclick has net liabilities of $2.1 million.

PRC TRANSACTION

    On April 5, 2000, USAi acquired PRC in a tax-free merger by issuing approximately 24.3 million shares of USAi common stock for all of the outstanding stock of PRC for a total value of approximately $711.7 million (the "PRC Transaction"). In connection with the acquisition, the Company repaid approximately $32.3 million of outstanding borrowings under PRC's existing revolving credit facility. The PRC Transaction has been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $658.0 million has been allocated to goodwill, which is being amortized over 20 years.

    As noted above, although it has not completed its assessment, the Company anticipates a write-off of $250 million to $300 million primarily related to the PRC goodwill. Although PRC is expected to generate positive cash flows in the future, due to cash flow discounting techniques to estimate fair value required by the new rules, the future cash flows may not support current carrying values.

OCTOBER FILMS/PFE TRANSACTION

    On May 28, 1999, the Company acquired October Films, Inc. ("October Films"), in which Universal owned a majority interest, and the domestic film distribution and development business of Universal previously operated by Polygram Filmed Entertainment, Inc. ("PFE") (the "October Films/ PFE Transaction"). In connection with the acquisition of October Films, Inc., as of May 28, 1999, the Company issued 600,000 shares of Common Stock to Universal and paid cash consideration of approximately $12.0 million to October Films shareholders (other than Universal) for total consideration of $23.6 million. To fund the cash consideration portion of the transaction, Universal purchased from USA 600,000 additional shares of Common Stock at $20.00 per share. In addition, the Company assumed $83.2 million of outstanding debt under October Films' credit agreement which was repaid from cash on hand on August 20, 1999.

    Also on May 28, 1999, USAi acquired from Universal the domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses. In connection with the transaction, USAi agreed to assume certain liabilities related to the PFE businesses acquired. In addition, USA advanced $200.0 million to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement pursuant to which USAi will distribute, in the U.S. and Canada, certain Polygram theatrical films which were not acquired

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED) in the transaction. The advance is repaid as revenues are received under the distribution agreement and, in any event, will be repaid in full at maturity. Through December 31, 2001, approximately $180.1 million had been offset against the advance and $19.4 million of interest had accrued.

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

HOTEL RESERVATIONS NETWORK TRANSACTION

    On May 10, 1999, the Company completed its acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of two entities which operate Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States (the "Hotel Reservations Network Transaction"). The assets acquired and liabilities assumed comprise Hotel Reservations Network, Inc. ("HRN"). The total purchase price was $405.8 million, resulting in goodwill of approximately $406.3 million which is being amortized over a ten year life.

    On March 1, 2000, HRN completed an initial public offering for approximately
6.2 million shares of its class A common stock, resulting in net cash proceeds of approximately $90.0 million. At the completion of the offering, USA owned approximately 70.6% of the outstanding shares of HRN. USA recorded a gain related to the initial public offering of approximately $3.7 million in the year ended December 31, 2000 in accordance with Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary."

BUSINESS ACQUISITION PRO FORMA RESULTS

    The following unaudited pro forma condensed consolidated financial information for the years ended December 31, 2001 and 2000, is presented to show the results of the Company, as if the Styleclick Transaction and the PRC Transaction, as well as the merger of Ticketmaster and Ticketmaster Online Citysearch had occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles and an increase in interest expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates. Note that the amounts exclude USAB, which is presented as a discontinued operation for 2000 (see Note 22).

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Net revenues................................................  $5,284,807    $4,667,690
Loss from continuing operations.............................    (126,588)     (131,170)
Basic and diluted loss per common share, continuing
  operations................................................  $     (.34)   $     (.36)
                                                              ----------    ----------

    The following unaudited pro forma condensed consolidated financial information for the year ended December 31, 1999, is presented to show the results of the Company as if the Styleclick Transaction, the PRC Transaction, the Hotel Reservations Network Transaction and the October Films/

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED)
PFE Transaction had occurred at the beginning of the period presented. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles and changes in film costs amortization, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates. Note that the amounts exclude USAB, which is presented as a discontinued operation (see Note 22).

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              -----------------
                                                               (IN THOUSANDS,
                                                                 EXCEPT PER
                                                                 SHARE DATA)
Net revenues................................................     $3,648,827
Loss from continuing operations.............................        (20,515)
Basic and diluted loss per common share, continuing
  operations................................................     $     (.06)
                                                                 ----------

NOTE 4--INTANGIBLE ASSETS

    Intangible assets are amortized using the straight-line method and include the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Intangible Assets, net:
Goodwill....................................................  $7,015,952   $7,181,196
Other.......................................................     220,331      280,666
                                                              ----------   ----------
                                                              $7,236,283   $7,461,862
                                                              ----------   ----------

NOTE 5--LONG-TERM OBLIGATIONS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Unsecured Senior Credit Facility ("New Facility"); with a
  $40,000,000 sub-limit for letters of credit, entered into
  February 12, 1998, which matures on December 31, 2002. At
  the Company's option, the interest rate on borrowings is
  tied to the London Interbank Offered Rate ("LIBOR") or the
  Alternate Base Rate ("ABR"), plus an applicable margin.
  Interest rate at December 31, 2001 was 2.9%...............  $     --   $     --
$500,000,000 6 3/4% Senior Notes (the "Senior Notes") due
  November 15, 2005; interest payable May 15 and November 15 commencing May 15, 1999. Interest rate at December 31,
  2001 was 6.75%............................................   498,515    498,213
Unsecured $37,782,000 7% Convertible Subordinated Debentures
  ("Savoy Debentures") due July 1, 2003 convertible into
  USAi Common Stock at a conversion price of $33.22 per
  share.....................................................    36,118     35,163
Other long-term obligations maturing through 2007...........    44,050     44,582
                                                              --------   --------
Total long-term obligations.................................   578,683    577,958
Less current maturities.....................................   (34,016)   (25,457)
                                                              --------   --------
Long-term obligations, net of current maturities............  $544,667   $552,501
                                                              --------   --------

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 5--LONG-TERM OBLIGATIONS (CONTINUED)
    On February 12, 1998, USA and USANi LLC, as borrower, entered into a $1.6 billion credit facility. The credit facility was used to finance the acquisition on February 12, 1998 of USA Networks and the domestic television production and distribution businesses of Universal Studios from Universal and to refinance USA's then-existing $275.0 million revolving credit facility. The credit facility consists of (1) a $600.0 million revolving credit facility with a $40.0 million sub-limit for letters of credit, (2) a $750.0 million Tranche A Term Loan and, (3) a $250.0 million Tranche B Term Loan. The Tranche A Term Loan and the Tranche B Term Loan have been permanently repaid as described below.

    The existing credit facility is guaranteed by certain of USA's subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin, and $595.4 million was available for borrowing as of December 31, 2001 after taking into account outstanding letters of credit. The credit facility includes covenants requiring, among other things, maintenance of specific operating and financial ratios and places restrictions on payment of certain dividends, incurrence of indebtedness and investments. The Company pays a commitment fee of .1875% on the unused portion of the credit facility. Note that with the closing of the Vivendi Transaction, the Company expects that the existing credit facility will expire.

    The Savoy Debentures are redeemable at the option of the Company at varying percentages of the principal amount each year, ranging from 105.25% to 100.75%, plus applicable interest. In connection with the Savoy Merger, USA became a joint and several obligor with respect to the Savoy Debentures.

    Aggregate contractual maturities of long-term obligations are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2002........................................................     $ 34,016
2003........................................................       37,736
2004........................................................        1,073
2005........................................................      493,529
2006........................................................          921
Thereafter..................................................       11,408
                                                                 --------
                                                                 $578,683
                                                                 --------

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 6--INCOME TAXES

    A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2001       2000       1999
                                                        --------   --------   --------
                                                                (IN THOUSANDS)
Income tax expense at the federal statutory rate of
  35%.................................................  $ 46,607   $ 24,992   $110,902
Amortization of goodwill and other intangibles........    84,818     81,797     21,448
TMCS and foreign losses not consolidated into group...    12,975     84,838     43,912
State income taxes, net of effect of federal tax
  benefit.............................................    11,796     11,205     11,941
Increase (decrease) in valuation allowance for
  deferred tax assets.................................        --     10,219         --
Impact of minority interest...........................   (69,786)   (96,485)   (85,419)
Barter media time.....................................    17,743         --         --
Other, net............................................     4,724     (3,697)       266
                                                        --------   --------   --------
Income tax expense....................................  $108,877   $112,869   $103,050
                                                        --------   --------   --------

    The components of income tax expense (benefit) are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2001       2000       1999
                                                        --------   --------   --------
                                                                (IN THOUSANDS)
Current income tax expense:
  Federal.............................................  $ 69,853   $ 43,864   $ 72,342
  State...............................................    13,874      8,846     18,993
  Foreign.............................................     2,310      9,553      2,257
                                                        --------   --------   --------
Current income tax expense............................    86,037     62,263     93,592
Deferred income tax expense:
  Federal.............................................    17,583     42,213      7,238
  State...............................................     4,274      8,393      1,888
  Foreign.............................................       983         --        332
                                                        --------   --------   --------
  Deferred income tax expense.........................    22,840     50,606      9,458
                                                        --------   --------   --------
  Total income tax expense............................  $108,877   $112,869   $103,050
                                                        --------   --------   --------

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 6--INCOME TAXES (CONTINUED)
    The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 are presented below. The valuation allowance represents items for which it is more likely than not that the tax benefit will not be realized.

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2001        2000
                                                              ----------   ---------
                                                                  (IN THOUSANDS)
Current deferred tax assets (liabilities):
  Inventory costing.........................................  $   14,781   $  17,269
  Provision for accrued expenses............................      14,954       9,750
  Investments in affiliates.................................          --       3,932
  Deferred revenue..........................................     (48,933)    (36,919)
  Film amortization.........................................      31,290      23,280
  Other.....................................................      64,429      43,549
                                                              ----------   ---------
  Total current deferred tax assets.........................      76,521      60,861
  Less valuation allowance..................................     (16,886)    (16,886)
                                                              ----------   ---------
  Net current deferred tax assets...........................  $   59,635   $  43,975
                                                              ----------   ---------
Non-current deferred tax assets (liabilities):
  Broadcast and cable fee contracts.........................  $    1,693   $   1,693
  Depreciation for tax in excess of financial statements....      (3,362)    (10,118)
  Amortization of FCC licenses and broadcast related
    intangibles.............................................        (478)       (478)
  Amortization of tax deductible goodwill...................    (101,072)    (67,108)
  Programming costs.........................................      23,860      37,833
  Investment in subsidiaries................................      27,165      15,866
  Gain on sale of subsidiary stock..........................    (215,001)    (46,415)
  Net federal operating loss carryforward...................      99,432      40,350
  Deferred revenue..........................................      (9,112)     (8,955)
  Warrant Amortization......................................     (10,835)         --
  Other.....................................................     (24,309)    (16,545)
                                                              ----------   ---------
  Total non-current deferred tax liabilities:...............    (212,019)    (53,877)
                                                              ----------   ---------
  Less valuation allowance..................................    (100,468)    (44,501)
                                                              ----------   ---------
  Net non-current deferred tax liabilities..................  $ (312,487)  $ (98,378)
                                                              ----------   ---------
Total deferred tax liabilities..............................  $ (252,852)  $ (54,403)
                                                              ----------   ---------

    The Company recognized income tax deductions related to the issuance of common stock pursuant to the exercise of stock options for which no compensation expense was recorded for accounting purposes. The related income tax benefits of $38.4 million, $27.0 million, and $42.4 million for the years ended December 31, 2001, 2000 and 1999, respectively, were recorded as increases to additional paid-in capital.

    At December 31, 2001 and 2000, the Company has net operating loss carryforwards ("NOL") for federal income tax purposes of $275.7 and $139.5 million, respectively, which are available to offset future federal taxable income, if any, through 2020. Such NOL's were acquired through acquisitions or are losses of consolidated subsidiaries in separate tax groups, which are subject to certain tax loss limitations. Accordingly, the Company has established a valuation allowance for these losses that are substantially limited. Amounts recognized, if any, of these tax benefits in future periods will be applied as a reduction of goodwill associated with the acquisition. The Company has Federal income tax returns under examination by the Internal Revenue Service. The Company has received proposed adjustments related to certain examinations. Management believes that the resolution of the proposed adjustments will not have a material adverse effect on the Company's consolidated financial statements.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 7--COMMITMENTS AND CONTINGENCIES

    The Company leases satellite transponders, computers, warehouse and office space, as well as broadcast and production facilities, equipment and services used in connection with its operations under various operating leases and contracts, many of which contain escalation clauses.

    Future minimum payments under non-cancelable agreements are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2002........................................................     $ 65,008
2003........................................................       40,069
2004........................................................       34,198
2005........................................................       22,523
2006........................................................       16,611
Thereafter..................................................      110,970
                                                                 --------
                                                                 $289,379
                                                                 --------

    Expenses charged to operations under these agreements were $89.8 million, $80.0 million and $61.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

    HRN has non-cancelable commitments for hotel rooms totaling $23.1 million, which relate to the period January 1, 2002 to December 31, 2002. HRN also has, as of December 31, 2001, $6.7 million of outstanding letters of credit that expire between March 2002 and March 2003. The outstanding letters of credit are collateralized by $7.6 million of restricted cash equivalents at December 31, 2001.

    Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of December 31, 2001, the unrecorded commitments amounted to $968.0 million. Annual commitments are $153.8 million in 2002, $173.5 million in 2003, $189.1 million in 2004, $155.0 million in 2005, $112.4 million in 2006 and
$184.2 million in 2007 and thereafter.

    The Company is required to provide funding, from time to time, for the operations of its investments in joint ventures accounted for under the equity method. To date, HSN has funded $125.3 million to Hot Networks, a company operating electronic retailing operations in Europe in which the Company holds an equity stake.

NOTE 8--INVENTORIES

                                                       DECEMBER 31, 2001       DECEMBER 31, 2000
                                                     ---------------------   ---------------------
                                                     CURRENT    NONCURRENT   CURRENT    NONCURRENT
                                                     --------   ----------   --------   ----------
                                                                    (IN THOUSANDS)
Film costs:
  Released, net of amortization....................  $     --    $229,129    $     --    $227,635
  In process and unreleased........................        --      57,483          --      79,460
Programming costs, net of amortization.............  $209,798     248,943    $172,499     178,846
Sales merchandise, net.............................   197,145          --     230,343          --
Other..............................................     1,363          --       1,626          --
                                                     --------    --------    --------    --------
Total..............................................  $408,306    $535,555    $404,468    $485,941
                                                     --------    --------    --------    --------

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 8--INVENTORIES (CONTINUED)
    The Company estimates that approximately 90% of unamortized film costs at December 31, 2001 will be amortized within the next three years.

NOTE 9--STOCKHOLDERS' EQUITY

    On January 20, 2000, the Board of Directors declared a two-for-one stock split of USA's common stock and Class B common stock, payable in the form of a dividend to stockholders of record as of the close of business on February 10, 2000. The 100% stock dividend was paid on February 24, 2000. All share data give effect to such stock split, applied retroactively as if the split occurred on January 1, 1999.

DESCRIPTION OF COMMON STOCK AND CLASS B CONVERTIBLE COMMON STOCK

    Holders of USA Common Stock have the right to elect 25% of the entire Board of Directors, rounded upward to the nearest whole number of directors. As to the election of the remaining directors, the holders of USA Class B Common Stock are entitled to 10 votes for each USA Class B Common Stock share, and the holders of the USA Common Stock are entitled to one vote per share. There are no cumulative voting rights.

    The holders of both classes of the Company's common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company's existing credit facility places restrictions on payment of certain dividends. In the event of the liquidation, dissolution or winding up of the Company, the holders of both classes of common stock are entitled to share ratably in all assets of the Company remaining after provision for payment of liabilities. USA Class B Common Stock is convertible at the option of the holder into USA Common Stock on a share-for-share basis. Upon conversion, the USA
Class B Common Stock will be retired and not subject to reissue.

NOTE RECEIVABLE FROM KEY EXECUTIVE FOR COMMON STOCK ISSUANCE

    In connection with Mr. Diller's employment in August 1995, the Company agreed to sell Mr. Diller 1,767,952 shares of USA Common Stock ("Diller Shares") at $5.6565 per share for cash and a non-recourse promissory note in the amount of $5.0 million, secured by approximately 1,060,000 shares of USA Common Stock. The promissory note is due on the earlier of (i) the termination of Mr. Diller's employment, or (ii) September 5, 2007.

STOCKHOLDERS' AGREEMENT

    Mr. Diller, Chairman of the Board and Chief Executive Officer of the Company, through BDTV, INC., BDTV II, INC., BDTV III, INC., BDTV IV, INC., his own holdings and pursuant to the Stockholders Agreement with Universal, Liberty, the Company and Vivendi (the "Stockholders Agreement"), has the right to vote approximately 14.4% (45,291,540 shares) of USA's outstanding common stock, and 100% (63,033,452 shares) of USA's outstanding Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes per share with respect to matters on which Common and Class B stockholders vote as a single class. As a result, Mr. Diller controls 71.5% of the outstanding total voting power of the Company. Mr. Diller, subject to the Stockholders Agreement, is effectively able to control the outcome of nearly all matters submitted to a vote of the Company's

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 9--STOCKHOLDERS' EQUITY (CONTINUED) stockholders. Liberty HSN holds substantially all of the economic interest in, and Mr. Diller holds all of the voting power in, the shares of USAi stock held by the BDTV entities listed above.

RESERVED COMMON SHARES

    In connection with option plans, convertible debt securities, pending acquisitions and other matters 533,792,416 shares of Common Stock were reserved. After the closing of the Expedia and Vivendi Transactions, 339,940,844 shares of Common Stock will be reserved, which includes 7,079,726 shares of USANi LLC which will be exchanged for USA common shares by Liberty in relation to the Vivendi Transaction, 59,457,479 shares issuable in relation to preferred stock and warrants issued in the Expedia transaction, and 60,467,735 shares issuable in relation to warrants to be issued to Vivendi in the pending Vivendi Transaction. 320,856,512 of USANi LLC shares that are currently exchangeable into Common Stock reserved will be retired in the Vivendi Transaction.

STOCK-BASED WARRANTS

    In January 2000, HRN entered into an exclusive affiliate distribution and marketing agreement and issued a performance warrant upon the completion of the public offering, which, if fully vested, would have permitted the affiliate to acquire 2,447,955 shares of class A common stock at the initial public offering price of $16.00. On March 3, 2001, HRN restructured the affiliate distribution and marketing agreement whereby the term of the agreement was extended through July 2005 in exchange for waiver of all performance vesting requirements and all exercise restrictions on 60% of the performance warrants (1,468,773 shares) originally issued to such affiliate. The remaining 40% of the performance warrant (979,182 shares) will become vested based upon achieving certain performance targets during the term of the agreement. As a result of the restructured agreement, HRN deferred additional warrant cost of $26.3 million related to the 1,468,773 shares. HRN amortized $5.0 million of such costs during the twelve months ended December 31, 2001. The remainder will be amortized over the amended term of the agreement. During the years 2001 and 2000, 15.6% and 9.1%, respectively, of the HRN's sales originitated from customers of the affiliate. HRN expects the proportion of sales generated through the affiliate to stabilize or decline during the remaining term of the agreement.

    The fair value of the warrants (979,182 shares) with performance features will be measured quarterly, and will be charged to expense as non-cash distribution and marketing expense as they are earned. For the twelve months ended December 31, 2001, HRN recorded an expense of approximately $6.4 million related to the performance warrants earned.

    Additionally, in November 2000 and March 2001, HRN entered into additional affiliate distribution and marketing agreements and agreed to issue warrants based upon the affiliates achieving certain performance targets. If the targets are met in full, HRN will be required to issue warrants to acquire an aggregate of 2.8 million shares of class A common stock at an average price calculated at the end of each performance measurement period. No warrants were required to be issued under these agreements during the years ending December 31, 2001 and 2000.

    In February 2000, HRN entered into other exclusive affiliate distribution and marketing agreements and issued 1,428,365 warrants to purchase class A common stock at the initial public offering price of $16.00. Additionally, in November 2000, HRN entered into another affiliate distribution and marketing agreement and issued 95,358 warrants to purchase class A common stock at an exercise price of $31.46. These 1,523,723 warrants are non-forfeitable, fully vested and exercisable

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 9--STOCKHOLDERS' EQUITY (CONTINUED) and are not subject to any performance targets. HRN has deferred the cost of $17.7 million for these warrants, and is amortizing the cost over the term of the affiliate agreements, which range from two to five years. During the twelve months ended December 31, 2001 and 2000, HRN amortized $5.0 million and $4.3 million of the warrant costs, respectively.

EXPEDIA TRANSACTION

    As noted in Footnote 1, on February 4, 2002 the Company completed its acquisition of a controlling interest in Expedia. In the merger, USA issued to former holders of Expedia common stock who elected to receive USA securities an aggregate of 20.6 million shares of USA common stock, 13.1 million shares of $50 face value 1.99% cumulative convertible preferred stock of USA and warrants to acquire 14.6 million shares of USA common stock at an exercise price of $35.10. The holders of the USA Series A Cumulative Convertible Preferred Stock are entitled to 2 votes for each share of USA Series A Cumulative Convertible Preferred Stock held on all matters presented to such shareholders. Each share of USA Series A Cumulative Convertible Preferred Stock is convertible, at the option of the holder at any time, into that number of shares of USA common stock equal to the quotient obtained by dividing $50 by the conversion price per share of USA common stock. The initial conversion price is equal to $33.75 per share of USA common stock. The conversion price will be adjusted downward if the share price of USA common stock exceeds $35.10 at the time of conversion. Each USA warrant gives the holder the right to acquire one share of USA common stock at an exercise price of $35.10 through February 4, 2009. The USA cumulative preferred stock trades on OTC under the symbol "USAIP" and the USA warrants trade on Nasdaq under the symbol "USAIW."

VIVENDI TRANSACTION

    As noted in Footnote 1, on December 17, 2001, USA announced it had entered into an agreement with Vivendi pursuant to which USA would contribute USA's Entertainment Group to a joint venture with Vivendi, which joint venture would also hold the film, television and theme park businesses of Universal In relation to the transaction, USA will issue shares of common stock and warrants to acquire shares of USA common stock, and USA will cancel shares of USANi LLC that are exchangeable into shares of USA common stock. Pro forma for the Vivendi Transaction and after giving effect to the exchange of all of Liberty's Holdco shares, Liberty, through companies owned by Liberty and Mr. Diller, would own approximately 10.2% of USA's outstanding common stock and 79.3% of USA's outstanding Class B common stock, Vivendi (through subsidiaries), would own approximately 11.4% of USA's outstanding common stock and 20.7% of USA's outstanding Class B common stock and the public shareholders, including
Mr. Diller and other USA officers and directors, will own approximately 78.4% of USA's common stock. Vivendi's ownership, however, will be in the form of
43.2 million shares of USA common stock and 13.4 million shares of Class B common stock (for a total of 56.6 million USA shares), which shares Vivendi is committed to hold to back a portion of the preferred interest that USA will receive in connection with the Vivendi Transaction described below. The preferred is to be settled by Universal at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election. If USA's share price exceeds $40.82 per share at the time of settlement, fewer than 56.6 million shares would be cancelled.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 9--STOCKHOLDERS' EQUITY (CONTINUED)
    Pro forma for the Vivendi Transaction and after giving effect to the exchange of all of Liberty's Holdco shares, Mr. Diller will control 69.6% of the outstanding total voting power of USA. Upon closing of the Vivendi Transaction, Vivendi's limited veto rights will be eliminated and Liberty will have limited veto rights will be limited to fundamental changes in the event USA's total debt ratio (as defined in the Amended and Restated Governance Agreement, among USA, Vivendi, Universal, Liberty and Mr. Diller, to become effective at the closing of the Vivendi Transaction) equals or exceeds 4:1 over a twelve-month period.

    Also in connection with the transaction, Liberty will exchange 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transfer to Universal 25,000,000 shares of USA common stock, its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

    In addition, USA will issue to Universal ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share.

NOTE 10--LITIGATION

    In the ordinary course of business, the Company is engaged in various lawsuits, including a certain class action lawsuit initiated in connection with the Vivendi Transaction. In the opinion of management, the ultimate outcome of the various lawsuits should not have a material impact on the liquidity, results of operations or financial condition of the Company.

NOTE 11--BENEFIT PLANS

    The Company offers various plans pursuant to Section 401(k) of the Internal Revenue Code covering substantially all full-time employees who are not party to collective bargaining agreements. The Company's share of the Match.coming employer contributions is set at the discretion of the Board of Directors or the applicable committee thereof.

NOTE 12--STOCK OPTION PLANS

    The following describes the stock option plans. Share numbers, prices and earnings per share reflect the Company's two-for-one stock split which became effective for holders of record as of the close of business on February 10, 2000.

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

    The Company also has outstanding options to outside directors under one plan (the "Directors Plan") which provides for the grant of options to purchase the Company's common stock at not less than fair market value on the date of the grant. The options under the Directors Plan vest ratably, generally over three years from the date of grant and expire not more than 10 years from the date of

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 12--STOCK OPTION PLANS (CONTINUED)
grant. A summary of changes in outstanding options under the stock option plans following the Company's two-for-one stock split, is as follows:

                                                                   DECEMBER 31,
                                          ---------------------------------------------------------------
                                                 2001                  2000                  1999
                                          -------------------   -------------------   -------------------
                                                      PRICE                 PRICE                 PRICE
                                           SHARES     RANGE      SHARES     RANGE      SHARES     RANGE
                                          --------   --------   --------   --------   --------   --------
                                                               (SHARES IN THOUSANDS)
Outstanding at beginning of period......   88,755    $ 1-$28     75,955    $ 1-$37     78,428    $ 1-$37
Granted or issued in connection with                 $19-$28               $ 4-$28               $16-$28
  mergers...............................    7,503                19,526                10,007
Exercised...............................   (9,116)   $ 1-$28     (4,277)   $ 1-$20    (11,155)   $ 1-$13
Cancelled...............................   (2,716)   $ 3-$28     (2,449)   $ 6-$37     (1,325)   $ 6-$18
                                           ------    --------    ------    --------   -------    --------
Outstanding at end of period............   84,426    $ 1-$28     88,755    $ 1-$28     75,955    $ 1-$37
                                           ------    --------    ------    --------   -------    --------
Options exercisable.....................   63,023    $ 1-$37     56,968    $ 1-$28     47,987    $ 1-$37
                                           ------    --------    ------    --------   -------    --------
Available for grant.....................   10,379                33,628                27,225
                                           ------                ------               -------

    The weighted average exercise prices during the year ended December 31, 2001, were $23.02, $8.88 and $20.47 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $9.69.

    The weighted average exercise prices during the year ended December 31, 2000, were $21.05, $7.92 and $19.93 for options granted, options exercised and options cancelled, respectively. The weighted average fair value of options granted during the year was $8.10.

    The weighted average exercise prices during the year ended December 31, 1999, were $23.77, $6.05 and $11.56 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $9.52.

                                              OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                  -------------------------------------------   -----------------------------
                                                        WEIGHTED
                                                         AVERAGE     WEIGHTED                        WEIGHTED
                                                        REMAINING    AVERAGE                         AVERAGE
                                    OUTSTANDING AT     CONTRACTUAL   EXERCISE     EXERCISABLE AT     EXERCISE
RANGE OF EXERCISE PRICE           DECEMBER 31, 2001       LIFE        PRICE     DECEMBER 31, 2000     PRICE
-----------------------           ------------------   -----------   --------   ------------------   --------
                                                                (IN THOUSANDS)
$ 0.01 to $ 5.00................        18,418             3.9        $ 4.72          18,224          $ 4.72
$ 5.01 to $10.00................        32,301             5.0          8.30          32,137            8.31
$10.01 to $15.00................         4,959             6.5         12.43           3,470           12.40
$15.01 to $20.00................         9,613             7.2         18.76           4,151           18.75
$20.01 to $25.00................        14,348             8.4         22.75           2,947           22.42
$25.01 to $27.91................         4,787             8.1         27.67           2,094           27.86
                                        ------                                        ------
                                        84,426             5.7         12.51          63,023            9.49
                                        ------                                        ------

    Pro forma information regarding net income and earnings per share is required by SFAS 123. The information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 12--STOCK OPTION PLANS (CONTINUED)
was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rates of 5.0%; a dividend yield of zero; a volatility factor of .72, .62, and .44, respectively, based on the expected market price of USAi Common Stock based on historical trends; and a weighted-average expected life of the options of five years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                  YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 2001       2000        1999
                                               --------   ---------   --------
                                                  (IN THOUSANDS, EXCEPT PER
                                                         SHARE DATA)
Pro forma net income (loss)..................  $303,277   $(209,183)  $(68,858)
Pro forma basic earnings (loss)..............  $   0.81   $   (0.58)  $   (.21)
Pro forma diluted earnings (loss)............  $   0.75   $   (0.58)  $   (.21)

    These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

NOTE 13--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31, 2001:

    For the year ended December 31, 2001, interest accrued on the $200.0 million advance to Universal amounted to $3.9 million.

    For the twelve months ended December 31, 2001, the Company incurred non-cash distribution and marketing expense of $26.4 million and non-cash compensation expense of $12.7 million, including $4.9 million related to an agreement with an executive.

    In 2001 the Company realized pre-tax losses of $30.7 million on equity losses in unconsolidated subsidiaries, resulting primarily from HOT Networks, which operates electronic retailing operations in Europe. In 2001 the Company realized pre-tax losses of $18.7 million related to the write-off of equity investments to fair value. The write-off in equity investments was based upon management's estimate of the current value of the investments, considering the current business environment, financing opportunities of the investees, anticipated business plans and other factors. Note that the majority of investments were in Internet related companies.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 13--STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED
  DECEMBER 31, 2000:

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

    For the year ended December 31, 2000, the Company recorded a pre-tax gain of $104.6 million related to the Styleclick transaction, and $3.7 million related to the HRN IPO (see Note 3).

    For the year ended December 31, 2000, the Company incurred non-cash distribution and marketing expense of $11.7 million and non-cash compensation expense of $12.7 million, including $3.8 million related to an agreement with an executive.

    In 2000 the Company realized pre-tax losses of $7.9 million on equity losses in unconsolidated subsidiaries resulting primarily from HOT Networks, which operates electronic retailing operations in Europe. In 2000 the Company also realized pre-tax losses of $46.1 million related to the write-off of equity investments to fair value. The write-off in equity investments was based upon management's estimate of the current value of the investments, considering the current business environment, financing opportunities of the investees, anticipated business plans and other factors. Note that the majority of investments were in Internet related companies.

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

    On June 14, 1999, TMCS completed the acquisition of Match.com.com, Inc ("Match.com.com"), an Internet personals company. In connection with the acquisition, TMCS issued approximately

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 13--STATEMENTS OF CASH FLOWS (CONTINUED)
1.9 million shares of TMCS Class B Common Stock to the former owners of Match.com.com representing a total purchase price of approximately $43.3 million.

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

    For the year ended December 31, 2000, the Company incurred non-cash compensation expense of $6.6 million.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                    YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                    2001      2000      1999
                                                   -------   -------   -------
                                                         (IN THOUSANDS)
CASH PAID DURING THE PERIOD FOR:
  Interest.......................................  $39,285   $38,946   $51,368
  Income tax payments............................   36,083    22,343    35,556
  Income tax refund..............................    1,053     1,662       632

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 14--RELATED PARTY TRANSACTIONS

    As of December 31, 2001, the Company was involved in several agreements with related parties as follows:

    The Company has a secured, non-recourse note receivable of $5.0 million from its Chairman and Chief Executive Officer. See Note 9.

    Universal provides certain support services to the Company under a Transition Services agreement entered into in connection with the Universal Transaction. For these services, which include use of pre-production, production and post-production facilities, information technology services, physical distribution, contract administration, legal services and office space, Universal charged the Company $7.1 million, $8.2 million and $12.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, of which $5.7 million, $4.7 million and $8.0 million was capitalized to production costs, respectively.

    Universal and the Company entered into an International Television Distribution Agreement under which the Company pays to Universal a distribution fee of 10% on all programming owned or controlled by the Company distributed outside of the United States. For the years ended December 31, 2001, 2000 and 1999, the fee totaled $13.6 million, $14.0 million and $9.0 million, respectively.

    In addition, the Company and Universal entered into a Domestic Television Distribution Agreement under which the Company distributes in the United States certain of Universal's television programming. For the years ended December 31, 2001, 2000 and 1999, Universal paid the Company $4.1 million, $1.5 million and $1.5 million, respectively.

    Under the USANi LLC Operating Agreement, USANi LLC is obligated to make a distribution to each of the LLC members in an amount equal to each member's share of USANi LLC's taxable income at a specified tax rate. The estimated amount for 2001 is $153.5 million and is expected to be paid on February 28, 2002. In March 2000, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $68.1 million related to the year ended December 31, 1999. The amount for the year ended December 31, 1998 was $28.8 million and it was paid in March 1999.

    Pursuant to the October Films/PFE Transaction, the company entered into a series of agreements on behalf of its filmed entertainment division ("Films") with entities owned by Universal, to provide distribution services, video fulfillment and other interim and transitional services. These agreements are described below.

    Under a distribution agreement covering approximately fifty films owned by Universal, Films earns a distribution fee and remits the balance of revenues to a Universal entity. For the twelve month periods ending December 31, 2001 and 2000, Films earned distribution fees of approximately $5.7 million and $10.7 million, respectively, from the distribution of these films. Films is responsible for collecting the full amount of the sale and remitting the net amount after its fee to Universal, except for amounts applied against the Universal Advance (see Note 3).

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 14--RELATED PARTY TRANSACTIONS (CONTINUED)

    In addition, Films acquired home video distribution rights to a number of "specialty video" properties. Universal holds a profit participation in certain of these titles. No amounts were earned by Universal under this agreement to date.

    Films is party to a "Videogram Fulfillment Agreement" with a Universal entity pursuant to which such entity provides certain fulfillment services for the United States and Canadian home video markets. In the period ending December 31, 2001 and 2000, Films incurred fees to Universal of approximately $5.6 million and $3.5 million, respectively, for such services.

    Films has entered into other agreements with Universal pursuant to which Universal administers certain music publishing rights controlled by Films and has licensed to Universal certain foreign territorial distribution rights in specified films from which it received $0.0 million and $5.8 million in revenue during the period ending December 31, 2001 and 2000, respectively.

    In connection with the settlement of its interest in an international joint venture, the Company received $24.0 million from Universal during 2001.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 15--QUARTERLY RESULTS (UNAUDITED)

                                                 QUARTER         QUARTER       QUARTER      QUARTER
                                                  ENDED           ENDED         ENDED        ENDED
                                               DECEMBER 31,   SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                               ------------   -------------   ----------   ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2001
Net revenues.................................   $1,346,475     $1,255,818     $1,369,711   $1,312,803
Operating profit.............................       46,116         37,722         76,780       73,207
Loss from continuing operations(a)...........      (56,948)       (40,443)       (10,278)     (17,383)
Earnings (loss) before cumulative effect of
  accounting change(a)(b)....................      (56,948)       427,575         39,551      (17,383)
Net earnings (loss)(a)(b)(c).................      (56,948)       427,575         39,551      (26,570)
EARNINGS PER SHARE--CONTINUING OPERATIONS
Basic and diluted loss per common share(d)...         (.15)          (.11)          (.03)        (.05)
EARNINGS PER SHARE--BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE
Basic earnings (loss) per common share(d)....         (.15)          1.14            .11         (.05)
Diluted net earnings (loss) per common
  share(d)...................................         (.15)           .59            .09         (.05)
EARNINGS PER SHARE
Basic net earnings (loss) per common
  share(d)...................................         (.15)          1.14            .11         (.07)
Diluted net earnings (loss) per common
  share(d)...................................         (.15)           .59            .09         (.07)

YEAR ENDED DECEMBER 31, 2000
Net revenues.................................   $1,313,216     $1,107,270     $1,134,328   $1,041,338
Operating profit.............................     (105,801)        22,027         58,083       82,017

Loss from continuing operations(e)(f)........      (62,297)        (6,688)       (12,503)      (7,100)
Net loss(e)(f)(g)............................      (80,285)       (21,063)       (27,738)     (18,897)
EARNINGS PER SHARE--CONTINUING OPERATIONS
Basic and diluted loss per common
  share(d)(h)................................         (.17)          (.02)          (.04)        (.02)
EARNINGS PER SHARE
Basic and diluted net loss per common
  share(d)(h)................................         (.22)          (.06)          (.08)        (.06)

------------------------

(a) The Company recorded losses of $11.6 million, $6.7 million and $0.4 million during the fourth, third and second quarters of 2001, respectively, related to the write-down of equity investments to fair value. The Company recorded losses of $15.6 million and $30.5 million during the fourth and third quarters of 2000, respectively, related to the write-down of equity investments to fair value.

(b) During the third and second quarters of 2001, the Company recorded pre-tax gains of $468.0 million and $49.8 million, respectively, related to the sale of the USAB stations.

(c) During the first quarter of 2001, the Company adopted Statement of Position 00-2, "Accounting By Producers or Distributors of Films." The Company recorded expense of $9.2 million related to the cumulative effect of adoption.

(d) Per common share amounts for the quarters may not add to the annual amount because of differences in the average common shares outstanding during each period.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 15--QUARTERLY RESULTS (UNAUDITED) (CONTINUED)
(e) The quarterly results include the operations of Styleclick.com since its acquisition on July 27, 2000, and PRC since its acquisition on April 5, 2000. During the third quarter of 2000, the Company recorded a pre-tax gain of $104.6 million related to the Styleclick Transaction. During the fourth quarter of 2000, the Company recorded a pre-tax charge of $145.6 million related to the impairment of Styleclick goodwill.

(f) During the first quarter of 2000, the Company recorded a pre-tax gain of $3.7 million related to the initial public offering of HRN.

(g) USAB is presented as a discontinued operation for 2000. For the fourth, third, second and first quarters of 2000, the after tax results of USAB were $18.0 million, $14.4 million, $15.2 million and $11.8 million, respectively.

(h) Earnings (loss) per common share data and shares outstanding retroactively reflect the impact of the two-for-one stock split of USA's common stock and Class B common stock paid on February 24, 2000. All share numbers give effect to such stock split.

NOTE 16--INDUSTRY SEGMENTS

    USA Networks, Inc. ("USA") (Nasdaq: USAI) is organized into two groups, the Interactive Group and the Entertainment Group. The USA Interactive Group consists of Home Shopping Network (including HSN International and HSN.com); Ticketmaster (Nasdaq: TMCS), which operates Ticketmaster, Ticketmaster.com, Citysearch and Match.com; Hotel Reservations Network (Nasdaq: ROOM); Electronic Commerce Solutions; Styleclick (OTC: IBUY); and Precision Response Corporation. The USA Entertainment Group consists of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films.

    Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as operating profit plus (1) depreciation and amortization, (2) amortization of cable distribution fees of $44.0 million, $36.3 million and $26.7 million in fiscal years 2001, 2000 and 1999, respectively (3) amortization of non-cash distribution and marketing expense and (4) disengagement expenses (described below) of $4.1 million in 2001. Adjusted EBITDA is presented here as a tool and as a valuation methodology used by management in evaluating the business. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 16--INDUSTRY SEGMENTS (CONTINUED)
    The following is a reconciliation of Operating Income to Adjusted EBITDA for 2001, 2000 and 1999.

                                                                   TWELVE MONTHS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Operating income............................................  $233,825   $ 56,326   $269,914
Depreciation and amortization...............................   572,765    693,642    324,506
Amortization of cable distribution fees.....................    43,975     36,322     26,680
Amortization of non-cash distribution and marketing.........    26,384     11,665         --
Amortization of non cash compensation expense...............    12,712     12,740      6,645
Disengagement expenses......................................     4,052         --         --
                                                              --------   --------   --------
Adjusted EBITDA.............................................  $893,713   $810,695   $627,745
                                                              --------   --------   --------

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
                                                                    (IN THOUSANDS)
REVENUES
Cable and studios.....................................  $ 1,633,130   $ 1,525,124   $ 1,304,683
HSN--U.S.(a)..........................................    1,658,904     1,533,271     1,332,911
Ticketing.............................................      579,679       518,565       442,742
Hotel Reservations Network............................      536,497       327,977       124,113
Precision Response....................................      298,678       212,471            --
Match.com.............................................       49,249        29,122         9,000
Citysearch and related................................       46,108        50,888        27,329
Electronic Commerce Solutions/Styleclick..............       34,229        46,603        49,202
HSN--International and other(b).......................      272,569       245,715         8,917
USA Films.............................................      167,038        86,084        64,766
Trio, NWI, Crime, other emerging media................       24,086        20,332         1,188
Other.................................................           --            --         6,894
Intersegment Elimination..............................      (15,360)           --            --
                                                        -----------   -----------   -----------
    TOTAL.............................................  $ 5,284,807   $ 4,596,152   $ 3,371,745
                                                        -----------   -----------   -----------

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 16--INDUSTRY SEGMENTS (CONTINUED)

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
                                                                    (IN THOUSANDS)
OPERATING PROFIT
Cable and studios.....................................  $   486,667   $   435,116   $   320,878
HSN--U.S.(a),(c)                                            103,866       130,442       137,670
Ticketing.............................................       25,351        25,453        32,503
Hotel Reservations Network............................       15,811         9,166         5,654
Precision Response....................................      (40,857)       (7,282)           --
Match.com.............................................       (3,004)      (12,484)       (7,451)
Citysearch and related................................     (171,351)     (207,004)     (119,521)
Electronic Commerce Solutions/Styleclick..............      (73,145)     (240,085)      (51,701)
HSN--International and other(b).......................      (34,907)        4,641        (4,517)
USA Films.............................................       (7,979)      (15,800)          868
Trio, NWI, Crime, other emerging media................      (20,133)      (13,244)       (2,989)
Corporate & other.....................................      (46,494)      (52,593)      (41,480)
                                                        -----------   -----------   -----------
    TOTAL.............................................  $   233,825   $    56,326   $   269,914
                                                        -----------   -----------   -----------

ADJUSTED EBITDA
Cable and studios.....................................  $   613,587   $   547,684   $   434,084
HSN--U.S.(a)..........................................      230,280       236,752       214,893
Ticketing.............................................      106,248        99,375        93,432
Hotel Reservations Network............................       81,449        52,641        18,891
Precision Response....................................       26,044        35,165            --
Match.com.............................................       16,512         6,241          (400)
Citysearch and related................................      (44,417)      (66,356)      (60,444)
Electronic Commerce Solutions/Styleclick..............      (58,364)      (60,227)      (41,652)
HSN--International and other(b).......................      (25,306)       10,740        (4,505)
USA Films.............................................        1,973        (6,592)        6,497
Trio, NWI, Crime, other emerging media................      (11,467)       (7,120)       (2,989)
Intersegment Elimination..............................       (8,307)           --            --
Corporate & other.....................................      (34,519)      (37,608)      (30,062)
                                                        -----------   -----------   -----------
    TOTAL.............................................  $   893,713   $   810,695   $   627,745
                                                        -----------   -----------   -----------

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 16--INDUSTRY SEGMENTS (CONTINUED)

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
                                                                    (IN THOUSANDS)
ASSETS
Cable and studios.....................................  $ 4,847,480   $ 4,818,352   $ 4,821,905
HSN--U.S..............................................    1,704,335     1,729,266     1,601,470
Ticketing.............................................    1,109,661     1,089,965     1,004,277
Hotel Reservations Network............................      643,835       555,613       202,666
Precision Response....................................      850,485       795,531            --
Match.com.............................................       83,032        73,293        77,316
Citysearch and related................................      209,212       364,631       573,632
Electronic Commerce Solutions/Styleclick..............       33,111        61,025        28,623
HSN--International and other..........................      212,549       133,654        37,840
USA Films.............................................      229,876       252,899       214,582
Trio, NWI, Crime, other emerging media................       96,619       113,134           200
Corporate & other.....................................    1,682,857       486,507       670,716
                                                        -----------   -----------   -----------
    TOTAL.............................................  $11,703,052   $10,473,870   $ 9,233,227
                                                        -----------   -----------   -----------

DEPRECIATION AND AMORTIZATION OF INTANGIBLES AND CABLE
  DISTRIBUTION FEES
Cable and studios.....................................  $   122,008   $   112,568   $   113,034
HSN--U.S..............................................      122,115       106,059        83,796
Ticketing.............................................       80,897        73,922        60,846
Hotel Reservations Network............................       48,662        39,215        13,237
Precision Response....................................       66,901        42,447            --
Match.com.............................................       19,516        18,725         7,051
Citysearch and related................................      106,700       130,207        59,077
Electronic Commerce Solutions/Styleclick..............       14,589       179,854         3,251
HSN--International and other..........................        9,601         6,099            12
USA Films.............................................        9,952         9,208         5,629
Trio, NWI, Crime, other emerging media................        8,666         6,124            --
Corporate & other.....................................        7,133         5,536         5,253
                                                        -----------   -----------   -----------
    TOTAL.............................................  $   616,740   $   729,964   $   351,186
                                                        -----------   -----------   -----------

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 16--INDUSTRY SEGMENTS (CONTINUED)

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
                                                                    (IN THOUSANDS)
CAPITAL EXPENDITURES
Cable and studios.....................................  $    12,907   $    15,229   $     6,771
HSN--U.S..............................................       42,615        34,122        33,412
Ticketing.............................................       24,465        23,282        23,789
Hotel Reservations Network............................       16,022         2,859         1,092
Precision Response....................................       25,775        43,505            --
Match.com.............................................        3,268         2,485            --
Citysearch and related................................        5,017         9,262        11,328
Electronic Commerce Solutions/Styleclick..............        2,292         5,047        13,657
HSN--International and other..........................        6,031        18,105        13,746
USA Films.............................................            7           632           448
Trio, NWI, Crime, other emerging media................           61           600            --
Corporate & other.....................................        5,051        21,756         4,673
                                                        -----------   -----------   -----------
    TOTAL.............................................  $   143,511   $   176,884   $   108,916
                                                        -----------   -----------   -----------

------------------------

(a) Includes estimated revenue in 2000 generated by homes lost by HSN following the sale of USA Broadcasting to Univision, which is estimated to be $6.2 million. Adjusted EBITDA for these homes is estimated at $0.9 million.

(b) Includes impact of foreign exchange fluctuations, which reduced revenue by $44.0 million and $36.3 million in 2001 and 2000, respectively, if the results are translated from Euros to U.S. dollars at a constant exchange rate, using 1999 as the base year.

(c) 2001 includes $4.1 million of costs incurred related to the disengagement of HSN from USA Broadcasting stations. Amounts primarily related to payments to cable operators and related marketing expenses in the disengaged markets.

NOTE 17--FINANCIAL INSTRUMENTS

    The additional disclosure below of the estimated fair value of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies when available. The carrying values of all financial instruments approximates their respective fair values.

                                                    DECEMBER 31, 2001        DECEMBER 31, 2000
                                                  ----------------------   ----------------------
                                                  CARRYING       FAIR      CARRYING       FAIR
                                                   AMOUNT       VALUE       AMOUNT       VALUE
                                                  ---------   ----------   ---------   ----------
                                                                  (IN THOUSANDS)
Cash and cash equivalents.......................  $ 978,377   $  978,377   $ 244,223   $  244,223
Long-term investments...........................     65,891       65,891      49,355       49,355
Long-term obligations...........................   (578,683)    (578,683)   (577,958)    (577,958)

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 18--MARKETABLE SECURITIES AND INVESTMENTS HELD FOR SALE

    At December 31, 2001, marketable securities available-for-sale were as follows (in thousands):

                                                                   GROSS        GROSS
                                                                 UNREALIZED   UNREALIZED   ESTIMATED
                                                        COST       GAINS        LOSSES     FAIR VALUE
                                                      --------   ----------   ----------   ----------
U.S. Government and agencies........................  $147,106      $230         $(217)     $147,119
Non-US government securities and other fixed Term
  obligations.......................................    22,350        --            --        22,350
Corporate debt securities...........................     1,970        25            --         1,995
                                                      --------      ----         -----      --------
Total marketable securities.........................   171,426       255          (217)      171,464
Investment held for sale............................        --        --            --            --
                                                      --------      ----         -----      --------
Total...............................................  $171,426      $255         $(217)     $171,464
                                                      --------      ----         -----      --------

    Income tax expense of $15 were recorded on these securities for the year ended December 31, 2001.

    The contractual maturities of debt securities classified as available-for-sale as of December 31, 2001 are as follows (in thousands):

                                                          AMORTIZED    ESTIMATED
                                                            COST      FAIR VALUES
                                                          ---------   -----------
Due in one year or less.................................  $ 65,922      $ 66,035
Due after one year through two years....................     7,461         7,398
Due after two through five years........................    22,977        22,956
Due over five years.....................................    75,066        75,075
                                                          --------      --------
Total...................................................  $171,426      $171,464
                                                          --------      --------

    At December 31, 2000, marketable securities available-for-sale were as follows (in thousands):

                                                                   GROSS        GROSS
                                                                 UNREALIZED   UNREALIZED   ESTIMATED
                                                        COST       GAINS        LOSSES     FAIR VALUE
                                                      --------   ----------   ----------   ----------
Corporate debt securities...........................  $ 81,066      $  9        $   (14)    $ 81,061
U.S. Government and agencies........................    26,928       118            (12)      27,034
Certificate of deposit..............................    10,175        20             --       10,195
Treasury Bill.......................................     8,048        14             --        8,062
                                                      --------      ----        -------     --------
Total marketable securities.........................   126,217       161            (26)     126,352
Investment held for sale............................    10,041        --         (9,291)         750
                                                      --------      ----        -------     --------
Total...............................................  $136,258      $161        $(9,317)    $127,102
                                                      --------      ----        -------     --------

    Income tax benefit of $3.6 million was recorded on these securities for the year ended December 31, 2000.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 18--MARKETABLE SECURITIES AND INVESTMENTS HELD FOR SALE (CONTINUED) The contractual maturities of debt securities classified as available-for-sale as of December 31, 2000 are as follows (in thousands):

                                                          AMORTIZED    ESTIMATED
                                                            COST      FAIR VALUES
                                                          ---------   -----------
Due in one year or less.................................  $113,865      $113,976
Due after one year through two years....................       997         1,012
Due after two through five years........................     2,002         2,019
Due over five years.....................................     9,353         9,345
                                                          --------      --------
Total...................................................  $126,217      $126,352
                                                          --------      --------

NOTE 19--EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    At December 31, 2001, USA beneficially owned 46.7% of the outstanding common stock of Hot Networks AG, a German stock corporation, the subsidiaries of which operate electronic retailing operations in Europe. This investment is accounted for using the equity method. Due to the significance of the results of Hot Networks, AG, in relation to USA's results, summary financial information for Hot Networks AG is presented below. There were no significant operations in 1999.

                                                           AS OF AND FOR THE
                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                         ---------------------
                                                           2001        2000
                                                         ---------   ---------
                                                            (IN THOUSANDS)
Current assets.........................................  $  17,597   $   6,943
Noncurrent assets......................................    157,274      42,784
Current liabilities....................................     46,085      37,531
Noncurrent liabilities.................................    194,249      23,668
Net sales..............................................      8,215       6,242
Gross profit...........................................        277       1,301
Net loss...............................................    (51,453)    (20,254)

    To date, the Company has contributed approximately $125.3 million, including $105.5 million in 2001, and recorded equity losses in unconsolidated subsidiaries of $30.5 million, including $27.6 million in 2001.

NOTE 20--SAVOY SUMMARIZED HISTORICAL FINANCIAL INFORMATION

    The Company has not prepared separate financial statements and other disclosures concerning Savoy because management has determined that such information is not material to holders of the Savoy Debentures, all of which have been assumed by the Company as a joint and several obligor. The information presented is reflected at Savoy's historical cost basis.

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 20--SAVOY SUMMARIZED HISTORICAL FINANCIAL INFORMATION (CONTINUED) SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2001       2000       1999
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Net sales...........................................   $3,591     $6,678     $7,890
Operating expenses..................................      118      3,236      3,431
Operating income....................................    3,473      3,442      4,459
Net income..........................................    5,681      6,354      7,143

SUMMARY CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                           -------------------
                                                             2001       2000
                                                           --------   --------
                                                             (IN THOUSANDS)
Current assets...........................................  $10,709    $     --
Non-current assets.......................................   53,563     158,561
Current liabilities......................................    4,861      17,021
Non-current liabilities..................................   44,530      38,902

NOTE 21--PROGRAM RIGHTS AND FILM COSTS

    As of December 31, 2001, the liability for program rights, representing future payments to be made under program contract agreements amounted to $510.1 million. Annual payments required are $259.3 million in 2002, $156.6 million in 2003, $70.8 million in 2004, $17.0 million in 2005, $3.9 million in 2006 and
$2.5 million in 2007 and thereafter. Amounts representing interest are $48.1 million and the present value of future payments is $462.0 million.

    As of December 31, 2001, the liability for film costs amounted to $95.9 million. Annual payments are $51.6 million in 2002, $42.4 million in 2003 and $1.9 million in 2004.

NOTE 22--SALE OF USA BROADCASTING

    In August 2001, the Company completed its previously announced sale of all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations to Univision Communications Inc. ("Univision"). Total cash proceeds were $1.1 billion, of which $510.4 million was collected in fiscal year 2001 and $589.6 million in January 2002. The gain on the sale of the stations of $517.8 million, net of tax of $377.4 million USAB is presented as a discontinued operation for all periods presented. The revenues for USAB were $19.7 million and $8.6 million in the years ended 2000 and 1999, respectively. The loss for USAB was $59.4 million (net of tax benefit of $21.3 million) and $44.1 million (net of tax benefit of $12.1 million) in the years ended 2000 and 1999, respectively.

NOTE 23--EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of Basic and Diluted earnings per share. All share numbers have been adjusted to retroactively reflect the impact of the two-for-one stock split of USA's

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 23--EARNINGS (LOSS) PER SHARE (CONTINUED) common stock and Class B common stock paid on February 24, 2000. All share numbers give effect to such stock split.

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                  2001          2000          1999
                                                              ------------   -----------   ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONTINUING OPERATIONS:
NUMERATOR:
Earnings (loss).............................................   $ (125,052)    $ (88,588)     $16,515
DENOMINATOR:
Denominator for basic earnings per share--weighted
  average shares............................................      374,101       359,688      327,816
  Effect of dilutive securities:
  Stock options.............................................           --            --       40,111
  LLC shares exchangeable into Common Stock.................           --            --           --
                                                               ----------     ---------      -------
Diluted weighted average shares.............................      374,101       359,688      367,927
Basic earnings (loss) per share.............................   $     (.33)    $    (.25)     $   .05
Diluted earnings (loss) per share...........................   $     (.33)    $    (.25)     $   .04

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2001         2000          1999
                                                              ----------   -----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF TAX:
NUMERATOR:
Net earnings (loss).........................................   $392,795     $(147,983)    $(27,631)
Elimination of minority interest............................     74,066            --           --
                                                               --------     ---------     --------
Numerator for diluted earnings (loss) per share.............   $466,861     $(147,983)    $(27,631)
DENOMINATOR:
Denominator for basic earnings per share--weighted
  average shares............................................    374,101       359,688      327,816
  Effect of dilutive securities:
  Stock options.............................................     30,089            --           --
  LLC shares exchangeable into Common Stock.................    361,153            --           --
                                                               --------     ---------     --------
Diluted weighted average shares.............................    765,343       359,688      327,816
Basic earnings (loss) per share.............................   $   1.05     $    (.41)    $   (.08)
Diluted earnings (loss) per share...........................        .61     $    (.41)    $   (.08)

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 23--EARNINGS (LOSS) PER SHARE (CONTINUED)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              ----------   ------------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET EARNINGS (LOSS):
NUMERATOR:
Net earnings (loss).........................................   $383,608     $ (147,983)    $ (27,631)
Elimination of minority interest............................     74,066             --            --
                                                               --------     ----------     ---------
Numerator for diluted earnings (loss) per share.............   $457,674     $ (147,983)    $ (27,631)
DENOMINATOR:
Denominator for basic earnings per share--weighted
  average shares............................................    374,101        359,688       327,816
  Effect of dilutive securities:
  Stock options.............................................     30,089             --            --
  LLC shares exchangeable into Common Stock.................    361,153             --            --
                                                               --------     ----------     ---------
Diluted weighted average shares.............................    765,343        359,688       327,816
Basic earnings (loss) per share.............................   $   1.03     $     (.41)    $    (.08)
Diluted earnings (loss) per share...........................        .60     $     (.41)    $    (.08)

NOTE 24-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

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

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 24-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)
    As of and for the Year Ended December 31, 2001

                                                                          WHOLLY
                                                                           OWNED          NON-
                                                             USANI      SUBSIDIARY      GUARANTOR                        USAI
                                    USAI        HOLDCO        LLC       GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                 ----------   ----------   ----------   -----------   -------------   ------------   ------------
Current assets.................  $  585,212   $       --   $  749,559   $  932,651     $   708,810    $        --    $ 2,976,232
Property and equipment net.....          --           --       24,755      198,971         210,389             --        434,115
Goodwill and other intangible
  assets, net..................      71,598           --        2,260    4,751,722       2,410,703             --      7,236,283
Investment in subsidiaries.....   3,919,150    1,319,505    7,159,969      101,680              --    (12,500,304)            --
Other assets...................      92,111           --        2,262      708,490         960,170       (706,611)     1,056,422
                                 ----------   ----------   ----------   -----------    -----------    ------------   -----------
Total assets...................  $4,668,071   $1,319,505   $7,938,805   $6,693,514     $ 4,290,072    $(13,206,915)  $11,703,052
                                 ----------   ----------   ----------   -----------    -----------    ------------   -----------
Current liabilities............  $  238,934   $       --   $  (15,540)  $  836,754     $   535,148    $        --    $ 1,595,296
Long-term debt, less current
  portion......................          --           --      498,515          606          45,546             --        544,667
Other liabilities..............     483,636           --    1,057,543      426,245         604,437     (1,922,642)       649,219
Minority interest..............          --           --     (141,390)    (108,769)        442,450      4,776,078      4,968,369
Interdivisional equity.........          --           --           --    5,538,678       2,662,491     (8,201,169)            --
Stockholder's equity...........   3,945,501    1,319,505    6,539,677           --              --     (7,859,182)     3,945,501
                                 ----------   ----------   ----------   -----------    -----------    ------------   -----------
Total liabilities and
  shareholders' equity.........  $4,668,071   $1,319,505   $7,938,805   $6,693,514     $ 4,290,072    $(13,206,915)  $11,703,052
                                 ----------   ----------   ----------   -----------    -----------    ------------   -----------
Revenue........................  $       --   $       --   $       --   $3,288,286     $ 2,013,601    $   (17,080)   $ 5,284,807
Operating expenses.............     (10,725)          --      (34,154)  (2,745,705)     (2,277,478)        17,080     (5,050,982)
Interest expense, net..........     (21,757)          --        4,650      (33,297)          1,966             --        (48,438)
Other income (expense), net....     (92,570)      64,557      367,373       (4,399)        (38,284)      (348,900)       (52,223)
Provision for income taxes.....          --           --           --      (95,560)        (13,317)            --       (108,877)
Minority interest..............          --           --           --     (211,471)         62,132             --       (149,339)
                                 ----------   ----------   ----------   -----------    -----------    ------------   -----------
Net (loss) income from
  continuing operations........  $ (125,052)  $   64,557   $  337,869   $  197,854     $  (251,380)   $  (348,900)   $  (125,052)
                                 ----------   ----------   ----------   -----------    -----------    ------------   -----------
Gain on disposal of
  Broadcasting Stations........     517,847           --           --           --              --             --        517,847
Net income (loss) from
  cumulative effect of
  accounting change............      (9,187)       1,901        6,470        2,438         (11,625)           816         (9,187)
                                 ----------   ----------   ----------   -----------    -----------    ------------   -----------
Net income (loss)..............  $  383,608   $   66,458   $  344,339   $  200,292     $  (263,005)   $  (348,084)   $   383,608
                                 ----------   ----------   ----------   -----------    -----------    ------------   -----------
Cash flows from operations.....  $  (36,116)  $       --   $  (25,770)  $  590,779     $   141,039    $        --    $   669,932
Cash flows used in investing
  activities...................      31,993           --       (7,774)     (65,279)         92,995             --         51,935
Cash flows from financing
  activities...................       4,123           --      745,346     (458,247)       (227,214)            --         64,008
Net Cash used by discontinued
  operations...................          --           --           --      (48,058)             --             --        (48,058)
Effect of exchange rate........          --           --         (417)         269          (3,515)            --         (3,663)
Cash at the beginning of the
  period.......................          --           --       78,079      (28,949)        195,093             --        244,223
                                 ----------   ----------   ----------   -----------    -----------    ------------   -----------
Cash at the end of the
  period.......................  $       --   $       --   $  789,464   $   (9,485)    $   198,398    $        --    $   978,377
                                 ----------   ----------   ----------   -----------    -----------    ------------   -----------

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 24-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

    As of and for the Year Ended December 31, 2000

                                                                WHOLLY
                                                                 OWNED
                                                   USANI      SUBSIDIARY    NON-GUARANTOR                       USAI
                          USAI        HOLDCO        LLC       GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                       ----------   ----------   ----------   -----------   --------------   ------------   ------------
Current assets.......  $  356,726   $       --   $   14,159   $  899,892     $   606,565     $  (356,726)   $ 1,520,616
Property and
  equipment net......          --           --       24,203      205,895         213,896              --        443,994
Goodwill and other
  intangible assets,
  net................      73,693           --           --    5,004,332       2,383,837              --      7,461,862
Investment in
  subsidiaries.......   3,210,513    1,284,166    6,888,058           --              --     (11,382,737)            --
Other assets.........     167,447           --       15,229      797,320         136,032        (204,499)       911,529
Net current assets of
  discontinued
  operations.........          --           --           --        3,766           4,022              --          7,788
Net non current
  assets on
  discontinued
  operations.........          --           --           --     (240,346)         54,091         314,336        128,081
                       ----------   ----------   ----------   -----------    -----------     ------------   -----------
Total assets.........  $3,808,379   $1,284,166   $6,941,649   $6,670,859     $ 3,398,443     $(11,629,626)  $10,473,870
                       ----------   ----------   ----------   -----------    -----------     ------------   -----------
Current
  liabilities........  $   12,406   $       --   $       --   $  884,874     $   427,365     $  (151,398)   $ 1,173,247
Long-term debt, less
  current portion....          --           --      498,212        4,645          49,644              --        552,501
Other liabilities....     356,102           --      243,333      270,824         487,301        (866,446)       491,114
Minority interest....          --           --       60,373      177,184         439,699       4,139,881      4,817,137
Interdivisional
  equity.............          --           --           --    5,302,098       2,134,252      (7,436,350)            --
Stockholders'
  equity.............   3,439,871    1,284,166    6,139,731       31,234        (139,818)     (7,315,313)     3,439,871
                       ----------   ----------   ----------   -----------    -----------     ------------   -----------
Total liabilities and
  shareholders'
  equity.............  $3,808,379   $1,284,166   $6,941,649   $6,670,859     $ 3,398,443     $(11,629,626)  $10,473,870
                       ----------   ----------   ----------   -----------    -----------     ------------   -----------
Revenue..............  $       --   $       --   $       --   $3,108,099     $ 1,489,123     $    (1,070)   $ 4,596,152
Operating expenses...     (15,184)          --      (37,369)  (2,614,506)     (1,873,837)          1,070     (4,539,826)
Interest expense,
  net................     (26,195)          --       22,208      (28,263)         (1,970)              2        (34,218)
Other income
  (expense), net.....     (48,551)      65,026      372,389     (112,323)        (20,831)       (206,413)        49,297
Provision for income
  taxes..............       1,342           --      (27,351)     (27,761)        (59,099)             --       (112,869)
Minority interest....          --           --           --        6,992         154,459        (208,575)       (47,124)
                       ----------   ----------   ----------   -----------    -----------     ------------   -----------
Net (loss) income
  from continuing
  operations.........  $  (88,588)  $   65,026   $  329,877   $  332,238     $  (312,155)    $  (414,986)   $   (88,588)
                       ----------   ----------   ----------   -----------    -----------     ------------   -----------
Net (loss) income
  from discontinued
  operations.........     (59,395)          --           --      (59,334)            (61)         59,395        (59,395)
                       ----------   ----------   ----------   -----------    -----------     ------------   -----------
Cash flows from
  operations.........  $  (34,654)  $       --   $   (9,403)  $  402,056     $    14,508     $        --    $   372,507
Cash flows used in
  investing
  activities.........  $   18,711   $       --   $  (63,754)  $ (207,548)    $  (271,965)    $        --    $  (524,556)
Cash flows from
  financing
  activities.........  $   15,943   $       --   $ (125,442)  $ (112,456)    $   280,301     $        --    $    58,346
Net Cash used by
  discontinued
  operations.........          --           --           --      (84,771)          2,208              --        (82,563)
Effect of exchange
  rate...............          --           --           --        3,352          (6,039)             --         (2,687)
Cash at the beginning
  of the period......          --           --      276,678      (27,067)        173,565              --        423,176
                       ----------   ----------   ----------   -----------    -----------     ------------   -----------
Cash at the end of
  the period.........  $       --   $       --   $   78,079   $  (26,434)    $   192,578     $        --    $   244,223
                       ----------   ----------   ----------   -----------    -----------     ------------   -----------

                      USA NETWORKS, INC. AND SUBSIDIARIES

NOTE 24-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)
    As of and for the Year Ended December 31, 1999

                                                               WHOLLY
                                                               OWNED
                                                  USANI      SUBSIDIARY    NON-GUARANTOR                       USAI
                            USAI       HOLDCO      LLC       GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                          ---------   --------   --------   ------------   --------------   ------------   ------------
Revenue.................  $      --   $    --    $     --   $  2,668,239     $ 703,506       $       --    $ 3,371,745
Operating expenses......    (10,074)       --     (27,171)    (2,266,186)     (798,400)              --     (3,101,831)
Interest expense, net...    (10,713)       --     (11,837)       (22,157)       (3,837)              --        (48,544)
Gain on sale of
  subsidiary stock......         --        --          --         89,721            --               --         89,721
Other income (expense),
  net...................     29,437    85,199     433,996         49,599        21,026         (613,486)         5,771
Provision for income
  taxes.................      7,865        --          --        (81,882)      (29,033)              --       (103,050)
Minority interest.......         --        --          --             91        56,650         (254,038)      (197,297)
                          ---------   -------    --------   ------------     ---------       ----------    -----------
Net (loss) income from
  continuing
  operations............  $  16,515   $85,199    $394,988   $    437,425     $ (50,088)      $ (867,524)   $    16,515
                          ---------   -------    --------   ------------     ---------       ----------    -----------
Net (loss) income from
  discontinued
  operations............  $ (44,146)  $    --    $     --   $    (44,968)    $     822       $   44,146
                          ---------   -------    --------   ------------     ---------       ----------    -----------
Cash flows from
  operations............  $ (33,127)  $    --    $(31,200)  $    476,263     $ (10,359)      $       --    $   401,577
Cash flows used in
  investing
  activities............  $(401,082)  $    --    $(53,645)  $     34,754     $   6,005       $       --    $  (413,968)
Cash flows from
  financing
  activities............  $ 434,209   $    --    $212,973   $   (570,075)    $ (21,159)      $       --    $    55,948
Net cash used by
  discontinued
  operations............         --        --          --        (49,317)      (16,943)              --        (66,260)
Effect of exchange
  rate..................         --        --          --             --          (123)              --           (123)
Cash at the beginning of
  the period............         --        --     151,160        102,954       191,888               --        446,002
                          ---------   -------    --------   ------------     ---------       ----------    -----------
Cash at the end of the
  period................  $      --   $    --    $279,288   $     (5,421)    $ 149,309       $       --    $   423,176
                          =========   =======    ========   ============     =========       ==========    ===========

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.

                                    PART III

    The information required by Part III (Items 10, 11, 12 and 13) has been incorporated herein by reference to USA's definitive Proxy Statement to be used in connection with the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") as set forth below, in accordance with General Instruction G(3) of Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to directors and executive officers of USA is set forth in the section entitled "Item 1--Election of Directors and Management Information" in the 2002 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding compensation of officers and directors of USA is set forth in the section entitled "Executive Compensation" in the 2002 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding ownership of USA's common stock, Class B common stock and preferred stock is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    Information regarding certain relationships and related transactions with USA is set forth in the section entitled "Certain Relationships and Related Party Transactions" in the 2002 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) List of Documents filed as part of this Report

(1)    --     Consolidated Financial Statements
              Report of Independent Auditors: Ernst & Young LLP.
              Consolidated Statement of Operations for the Years Ended
              December 31,
              2001, 2000 and 1999.
              Consolidated Balance Sheets as of December 31, 2001 and
              2000.
              Consolidated Statement of Stockholders' Equity for the Years
              Ended
              December 31, 2001, 2000 and 1999.
              Consolidated Statements of Cash Flows for Years Ended
              December 31, 2001,
              2000 and 1999.
              Notes to Consolidated Financial Statements.

(2)    --     Consolidated Financial Statement Schedules

      SCHEDULE                                                                                     PAGE
       NUMBER                                                                                     NUMBER
      --------                                                                                   --------
    II                          -- Valuation and Qualifying Accounts...........................    132

                             (3)-- Home Shopping Network, Inc. and Subsidiaries Financial
                                     Statements
                                     Report of Independent Auditors: Ernst & Young LLP.........    133

                                   Consolidated Statements of Operations for the Years Ended
                                     December 31, 2001, 2000 and 1999..........................    134

                                   Consolidated Balance Sheets as of December 31, 2001 and
                                     2000......................................................    135

                                   Consolidated Statements of Stockholders' Equity for the
                                     Years Ended December 31, 2001, 2000 and 1999..............    136

                                   Consolidated Statements of Cash Flows for the Years Ended
                                     December 31, 2001, 2000 and 1999..........................    137

                                   Notes to Consolidated Financial Statements..................    138

                             (4)-- USANi LLC and Subsidiaries Financial Statements

                                   Report of Independent Auditors: Ernst & Young LLP...........    160

                                   Consolidated Statements of Operations for the Years Ended
                                     December 31, 2001, 2000 and 1999..........................    161

                                   Consolidated Balance Sheets as of December 31, 2001 and
                                     200.......................................................    162

                                   Consolidated Statements of Members' Equity for the Years
                                     Ended December 31, 2001, 2000 and 1999....................    163

                                   Consolidated Statements of Cash Flows for the Years Ended
                                     December 31, 2001, 2000 and 1999..........................    164

                                   Notes to Consolidated Financial Statements..................    165

    All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

    (5)--Exhibits (numbered in accordance with Item 601 of Regulation S-K)

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
    2.1                 Agreement and Plan of Exchange and Merger, dated as of
                        August 25, 1996, by and among Silver King Communications,
                        Inc., HouseAcquisition Corp., Home Shopping Network, Inc.
                        and Liberty HSN, Inc., filed as Appendix B to USA's
                        Definitive Proxy Statement, dated November 20, 1996, is
                        incorporated herein by reference.

    2.2                 Agreement and Plan of Merger by and among Silver King
                        Communications, Inc., Thames Acquisition Corporation and
                        Savoy Pictures Entertainment, Inc., as amended and restated
                        as of August 13, 1996, filed as Appendix A to USA's
                        Definitive Proxy Statement, dated November 20, 1996, is
                        incorporated herein by reference.

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
    2.3                 Investment Agreement, dated as of October 19, 1997, among
                        Universal Studios, Inc., HSN, Inc., Home Shopping Network,
                        Inc. and Liberty Media Corporation, as amended and restated
                        as of December 18, 1997, filed as Appendix A to USA's
                        Definitive Proxy Statement, dated January 12, 1998, is
                        incorporated herein by reference.

    2.4 Amended and Restated Agreement and Plan of Reorganization, dated as of August 12, 1998, among CitySearch, Inc.,
                        Tiberius, Inc., USA Networks, Inc., Ticketmaster Group,
                        Inc., Ticketmaster Corporation and Ticketmaster Multimedia
                        Holdings, Inc., filed as Exhibit 10 to USA's Quarterly
                        Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

    2.5                 Agreement and Plan of Merger, dated as of March 20, 1998, by and among USA, Brick Acquisition Corp. and Ticketmaster
                        Group, Inc., filed as Exhibit 10.61 to USA's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated herein by reference.

    2.6                 Agreement and Plan of Merger, dated as of January 12, 2000, by and among Precision Response Corporation, USA and P
                        Acquisition Corp., filed as Exhibit 1 to USA's Schedule 13D filed on January 19, 2000, is incorporated herein by
                        reference.

    2.7                 Amended and Restated Agreement and Plan of Recapitalization
                        and Merger, dated as of July 15, 2001, by and among USA
                        Networks, Inc., Expedia, Inc., Taipei, Inc., Microsoft
                        Corporation and Microsoft E-Holdings, Inc., filed as Annex A to USA's Registration Statement on Form S-4 (No. 333-68120),
                        is incorporated herein by reference.

    2.8                 Transaction Agreement, dated as of December 16, 2001, among
                        Vivendi Universal, S.A., Universal Studios, Inc., USA
                        Networks, Inc., USANi LLC and Liberty Media Corporation,
                        filed as Appendix A to USA's Definitive Proxy Statement,
                        dated March 25, 2002, is incorporated herein by reference.

    3.1                 Restated Certificate of Incorporation of USA filed as
                        Exhibit 3.1 to USA's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, is incorporated herein by reference.

    3.2                 Amendment to Restated Certificate of Incorporation of USA,
                        filed as Exhibit A the USA's Definitive Information
                        Statemet, filed on November 19, 2001, is incorporated herein by reference.

    3.3+                Amendment to By-Laws of USA, dated January 31, 2002.            188

    3.4+                Amended and Restated By-Laws of USA.                            189

    4.1                 Indenture, dated as of November 23, 1998, among USA, USANi
                        LLC, the Guarantors party thereto, and The Chase Manhattan
                        Bank, as Trustee, filed as Exhibit 4.1 to USA's Registration
                        Statement on Form S-4 (No. 333-71305) (the "USA S-4"), is
                        incorporated herein by reference.

    4.2                 Form of 6 3/4% Senior Notes due 2005 (included as Exhibit B to Exhibit 4.1 to the USA S-4).

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
    4.3+                Certificate of Designations of Series A Cumulative
                        Convertible Preferred Stock of USA.                             208

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

    4.8+                Equity Warrant Agreement, dated as of February 4, 2002,
                        between USA and The Bank of New York, as equity warrant
                        agent.                                                          226

   10.1                 Form of Affiliation Agreements between USA and Home
                        Shopping, filed as Exhibit 10.2 to USA's Registration
                        Statement on Form 10, as amended, is incorporated herein by reference.

   10.2*                Form of 1992 Stock Option and Restricted Stock Plan between
                        USA and Home Shopping, filed as Exhibit 10.6 to USA's
                        Registration Statement on Form 8, as amended, is
                        incorporated herein by reference.

   10.3                 Form of Indemnification Agreement, filed as Exhibit 10.10 to
                        USA's Registration Statement on Form 10, as amended, is
                        incorporated herein by reference.

   10.4                 Form of Loan Agreement, as amended, by and between Silver
                        King Capital Corporation, Inc. and Roberts Broadcasting
                        Company of Denver, filed as Exhibit 10.17 to USA's Annual
                        Report on Form 10-K for the fiscal year ended August 31, 1994, is incorporated herein by reference.

   10.5                 Form of Shareholder Agreement by and among Silver King
                        Capital Corporation, Inc., Roberts Broadcasting Company of
                        Denver, Michael V. Roberts and Steven C. Roberts, filed as
                        Exhibit 10.18 to USA's Annual Report on Form 10-K for the
                        fiscal year ended August 31, 1994, is incorporated herein by reference.

   10.6                 Limited Liability Company Agreement, Funding Agreement and
                        Form of First Amendment to LLC, Registration Rights
                        Agreement and associated documents between USA, the Class A
                        Shareholders of Blackstar Communications, Inc. and Fox
                        Television Stations, Inc., dated as of June 27, 1995 and
                        August 18, 1995, filed as Exhibit 10.23 to USA's Annual
                        Report on Form 10-K for the fiscal year ended August 31,
                        1995, are incorporated herein by reference.

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
   10.7*                1986 Stock Option Plan for Employees, dated as of August 1,
                        1986, filed as Exhibit 10.33 to Home Shopping's Form S-1
                        Registration Statement No. 33-8560, is incorporated herein by reference.

   10.8*                First, Second, Third and Fourth Amendments to the 1986 Stock
                        Option Plan for Employees, filed as Exhibit 10.31 to Home
                        Shopping's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1993, are incorporated herein by
                        reference.

   10.9*                Form of 1990 Executive Stock Award Program, dated as of
                        October 17, 1990, as amended, filed as Exhibit 10.23 to Home
                        Shopping's Annual Report on Form 10-K for the fiscal year
                        ended August 31, 1991, is incorporated herein by reference.

   10.10*               Home Shopping Network, Inc. Employee Stock Purchase Plan and
                        Part-Time Employee Stock Purchase Plan, filed as Exhibit
                        10.30 to Home Shopping's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1994, is incorporated herein by reference.

   10.11*               Home Shopping Network, Inc. 1996 Stock Option Plan for
                        Employees, filed as Exhibit A to the Home Shopping
                        Definitive Proxy Statement, dated March 28, 1996, is incorporated herein by reference.

   10.12                Exchange Agreement, dated as of December 20, 1996, by and
                        between the Registrant and Liberty HSN, Inc. filed as
                        Exhibit 10.25 to USA's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1996, is incorporated herein by reference.

   10.13*               Equity and Bonus Compensation Agreement, dated as of August
                        24, 1995, between Barry Diller and the Registrant filed as
                        Exhibit 10.26 to USA's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1996, is incorporated herein by reference.

   10.14* Silver King Communications, Inc. 1995 Stock Incentive Plan filed as Appendix G to USA's Definitive Proxy Statement, dated November 20, 1996, is incorporated herein by reference.

   10.15*               Silver King Communications, Inc. Directors' Stock Option
                        Plan filed as Appendix H to USA's Definitive Proxy
                        Statement, dated November 20, 1996, is incorporated herein by reference.

   10.16                Shareholders Agreement, dated December 12, 1996, relating to
                        Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co.
                        Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel
                        Co. Ltd. filed as Exhibit 10.35 to USA's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1996, is
                        incorporated herein by reference.

   10.17                Services and Trademark License Agreement, dated as of
                        December 12, 1996, between Home Shopping Network, Inc. and
                        Jupiter Shop Channel Co. Ltd., filed as Exhibit 10.36 to
                        USA's Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1996, is incorporated herein by reference.

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
   10.18                Purchase and Sale Agreement among Home Shopping Network
                        GmbH, Home Shopping Network, Inc., Quelle Schickedanz AG &
                        Co., Mr. Thomas Kirch and Dr. Georg Kofler, dated as of
                        January 16, 1997, filed as Exhibit 10.37 to USA's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1996, is incorporated herein by reference.

   10.19                Joint Venture Agreement between Quelle Schickedanz AG & Co.,
                        Home Shopping Network, Inc., Home Shopping Network GmbH, Mr.
                        Thomas Kirch and Dr. Georg Kofler, filed as Exhibit 5.3 to the Purchase and Sale Agreement, filed as Exhibit 10.38 to
                        USA's Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1996, is incorporated herein by reference.

   10.20                License Agreement, dated as of January 1, 1996, between
                        Ronald A. Katz Technology Licensing, L.P. and Home Shopping
                        Network, Inc., filed as Exhibit 10.39 to USA's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is incorporated herein by reference.

   10.21 Shareholder Agreement, dated as of April 26, 1996, by and among Channel 66 of Vallejo, California, Inc., Whitehead
                        Media of California, Inc. and Silver King Capital
                        Corporation, Inc., filed as Exhibit 10.40 to USA's Annual
                        Report on Form 10-K for the fiscal year ended December 31, 1996, is incorporated herein by reference.

   10.22                Loan Agreement, dated as of April 26, 1996, by and between
                        SKC Investments, Inc. and Channel 66 of Vallejo, California,
                        Inc., filed as Exhibit 10.41 to USA's Annual Report on Form
                        10-K for the fiscal year ended December 31, 1996, is
                        incorporated herein by reference.

   10.23                Joint Venture and License Agreement, dated as of June 12,
                        1992, between Savoy Pictures Entertainment, Inc. and Home
                        Box Office, Inc. (confidential treatment for portions
                        thereof granted), filed as Exhibit 10(a) to Savoy's S-1
                        Registration Statement No. 33-57956, is incorporated herein by reference.

   10.24                License Agreement, dated as of June 12, 1992, among Savoy
                        Pictures Entertainment, Inc. and Home Box Office, Inc.
                        (confidential treatment of portions thereof granted), filed as Exhibit 10(b) to Savoy's S-1 Registration Statement No.
                        33-57956, is incorporated herein by reference.

   10.25                Warrant Agreement, dated as of March 2, 1992, between Savoy
                        Pictures Entertainment, Inc. and Allen & Company
                        Incorporated, filed as Exhibit 10(f) to Savoy's S-1
                        Registration Statement No. 33-57956, is incorporated herein by reference.

   10.26                Warrant Agreement, dated as of March 2, 1992, between Savoy
                        Pictures Entertainment, Inc. and GKH Partners, L.P., filed as Exhibit 10(g) to Savoy's S-1 Registration Statement No.
                        33-57956, is incorporated herein by reference.

   10.27                Warrant Agreement, dated as of April 20, 1994, between Savoy and GKH Partners, L.P., filed as Exhibit 10.2 to Savoy's
                        Quarterly Report on Form 10-Q for the quarter ended March
                        31, 1994, is incorporated herein by reference.

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
   10.28                $1,600,000,000 Credit Agreement, dated February 12, 1998,
                        among USA, USANi LLC, as Borrower, Various Lenders, The
                        Chase Manhattan Bank as Administrative Agent, Syndication
                        Agent and Collateral Agent, and Bank of America National
                        Trust & Savings Association and The Bank of New York as
                        Co-Documentation Agents, filed as Exhibit 10.50 to USA's
                        Annual Report on Form 10- K for the fiscal year ended
                        December 31, 1997, is incorporated herein by reference.

   10.29                First Amendment and Consent, dated as of June 24, 1998, to the Credit Agreement, dated February 12, 1998, among USA,
                        USANi LLC, as Borrower, Various Lenders, The Chase Manhattan
                        Bank, as Administrative Agent, Syndication Agent and
                        Collateral Agent, and Bank of America National Trust &
                        Savings Association and The Bank of New York, as
                        Co-Documentation Agents, filed as Exhibit 10.39 to the S-4, is incorporated herein by reference.

   10.30                Second Amendment, dated as of October 9, 1998, to the Credit
                        Agreement, dated February 12, 1998, among USA, USANi LLC, as
                        Borrower, Various Lenders, The Chase Manhattan Bank, as
                        Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co- Documentation
                        Agents, filed as Exhibit 10.40 to the USA S-4, is
                        incorporated herein by reference.

   10.31                Third Amendment, dated as of April 29, 1999, to the Credit
                        Agreement, dated February 12, 1998, among USA, USANi LLC, as
                        Borrower, Various Lenders, The Chase Manhattan Bank, as
                        Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co-Documentation
                        Agents, filed as Exhibit 10.39 to USA's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1999, is
                        incorporated herein by reference.

   10.32                Fourth Amendment, dated as of January 31, 2000, to the
                        Credit Agreement, dated February 12, 1998, among USA, USANi
                        LLC, as Borrower, Various Lenders, The Chase Manhattan Bank,
                        as Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co-Documentation
                        Agents, filed as Exhibit 10.40 to USA's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1999, is
                        incorporated herein by reference.

   10.33                Fifth Amendment, dated as of January 31, 2001, to the Credit
                        Agreement, dated February 12, 1998, among USA, USANi LLC, as
                        Borrower, Various Lenders, The Chase Manhattan Bank, as
                        Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co-Documentation
                        Agents, filed as Exhibit 10.41 to USA's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 2000, is
                        incorporated herein by reference.

   10.34+               Sixth Amendment, dated as of December 7, 2001, to the Credit
                        Agreement, dated February 12, 1998, among USA, USANi LLC, as
                        Borrower, Various Lenders, The Chase Manhattan Bank, as
                        Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co-Documentation
                        Agents.                                                         253

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
   10.35                Form of Governance Agreement among HSN, Inc., Universal
                        Studios, Inc., Liberty Media Corporation and Barry Diller,
                        dated as of October 19, 1997, filed as Appendix B to USA's
                        Definitive Proxy Statement, dated January 12, 1998, is
                        incorporated herein by reference.

   10.36                Form of Stockholders Agreement among Universal Studios,
                        Inc., Liberty Media Corporation, Barry Diller, HSN, Inc. and
                        The Seagram Company Ltd. dated as of October 19, 1997, filed as Appendix C to USA's Definitive Proxy Statement, dated
                        January 12, 1998, is incorporated herein by reference.

   10.37                Form of Spinoff Agreement between Liberty Media Corporation and Universal Studios, Inc. dated as of October 19, 1997,
                        filed as Appendix D to USA's Definitive Proxy Statement,
                        dated January 12, 1998, is incorporated herein by reference.

   10.38                Form of Amended and Restated Governance Agreement, among
                        USA, Vivendi Universal, S.A., Universal Studios, Inc.,
                        Liberty Media Corporation and Barry Diller, dated as of
                        December 16, 2001, filed as Appendix C to USA's Definitive
                        Proxy Statement, dated March 25, 2002, is incorporated herein by reference.

   10.39                Form of Amended and Restated Stockholders Agreement among
                        Universal Studios, Inc., Liberty Media Corporation, Barry
                        Diller and Vivendi Universal, S.A., dated as of December 16,
                        2001, filed as Appendix D to USA's Definitive Proxy
                        Statement, dated March 25, 2002, is incorporated herein by reference.

   10.40*               HSN, Inc. 1997 Stock and Annual Incentive Plan, filed as
                        Exhibit F to USA's Definitive Proxy Statement, dated January
                        12, 1998, is incorporated herein by reference.

   10.41*               Employment Agreement between Michael Sileck and USA, dated
                        October 12, 1999, filed as Exhibit 10.47 to USA's Annual
                        Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated herein by reference.

   10.42* Employment Agreement between Dara Khosrowshahi and USA, dated September 21, 2000, filed as Exhibit 10.1 to USA's
                        Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 2000, is incorporated herein by reference.

   10.43+*              Employment Agreement between Julius Genachowski and USA,
                        dated August 9, 2000.                                           266

   10.44                Exchange Agreement, dated as of October 19, 1997, by and
                        among HSN, Inc. (renamed USA Networks, Inc.), Universal
                        Studios, Inc. (and certain of its subsidiaries) and Liberty
                        Media Corporation (and certain of its subsidiaries), filed as Exhibit 10.60 to USA's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1997, is incorporated herein by reference.

   10.45*               USA Networks, Inc. 2000 Stock and Annual Incentive Plan,
                        filed as Exhibit 10.1 to USA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

   10.46*               USA Networks, Inc. Deferred Compensation Plan For
                        Non-Employee Directors, filed as Exhibit 10.2 to USA's
                        Quarterly Report on Form 10-Q for the quarter ended June 30,
                        2000, is incorporated herein by reference.

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
   21.1+                Subsidiaries of USA                                             275

   23.1+                Consent of Ernst & Young LLP                                    279

------------------------

*   Reflects management contracts and compensatory plans.

+   Filed herewith.

    (b) Reports on Form 8-K filed during the quarter ended December 31, 2001:

    On October 2, 2001, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching investor presentation materials.

    On October 24, 2001, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching a press release announcing its results for the quarter ended September 30, 2001 and forward-looking financial information.

    On October 30, 2001, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, providing supplemental information.

    On October 31, 2001, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching investor presentation materials.

    On November 9, 2001, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching investor presentation materials.

    On November 9, 2001, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, attaching a press release announcing its results for the quarter ended September 30, 2001.

    On December 5, 2001, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching investor presentation materials.

    On December 17, 2001, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, attaching a press release announcing an agreement for USA to contribute its Entertainment Group to a joint venture with Vivendi Universal, supplemental financial information and presentation materials.

    On December 18, 2001, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, attaching the Transaction Agreement dated December 16, 2001, among Vivendi Universal, S.A., Universal
Studios, Inc., USA Networks, Inc., USANi LLC and Liberty Media Corporation along with the other principal agreements contemplated thereby.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2002

                                                       USA NETWORKS, INC.

                                                       By:               /s/ BARRY DILLER
                                                            -----------------------------------------
                                                                           Barry Diller
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2002.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                  /s/ BARRY DILLER
     -------------------------------------------       Chairman of the Board, Chief Executive Officer
                    Barry Diller                         and Director

                /s/ VICTOR A. KAUFMAN
     -------------------------------------------       Director and Vice Chairman
                  Victor A. Kaufman

              /s/ WILLIAM J. SEVERANCE
     -------------------------------------------       Vice President and Controller (Chief
                William J. Severance                     Accounting Officer)

                /s/ DARA KHOSROWSHAHI
     -------------------------------------------       Executive Vice President and Chief Financial
                  Dara Khosrowshahi                      Officer (Principal Financial Officer)

                  /s/ PAUL G. ALLEN
     -------------------------------------------       Director
                    Paul G. Allen

                /s/ ROBERT R. BENNETT
     -------------------------------------------       Director
                  Robert R. Bennett

                      SIGNATURE                                            TITLE
                      ---------                                            -----
               /s/ EDGAR BRONFMAN, JR.
     -------------------------------------------       Director
                 Edgar Bronfman, Jr.

                 /s/ ANNE M. BUSQUET
     -------------------------------------------       Director
                   Anne M. Busquet

                /s/ PHILIPPE GERMOND
     -------------------------------------------       Director
                  Philippe Germond

                /s/ DONALD R. KEOUGH
     -------------------------------------------       Director
                  Donald R. Keough

               /s/ MARIE-JOSEE KRAVIS
     -------------------------------------------       Director
                 Marie-Josee Kravis

                 /s/ PIERRE LESCURE
     -------------------------------------------       Director
                   Pierre Lescure

                 /s/ JOHN C. MALONE
     -------------------------------------------       Director
                   John C. Malone

               /s/ JEAN-MARIE MESSIER
     -------------------------------------------       Director
                 Jean-Marie Messier

                /s/ WILLIAM D. SAVOY
     -------------------------------------------       Director
                  William D. Savoy

              /s/ H. NORMAN SCHWARZKOPF
     -------------------------------------------       Director
                H. Norman Schwarzkopf

              /s/ DIANE VON FURSTENBERG
     -------------------------------------------       Director
                Diane Von Furstenberg

                      USA NETWORKS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                 BALANCE AT                                                   BALANCE
                                 BEGINNING    CHARGES TO      CHARGES TO       DEDUCTIONS-     AT END
                                 OF PERIOD     EARNINGS    OTHER ACCOUNTS(2)   DESCRIBE(1)   OF PERIOD
                                 ----------   ----------   -----------------   -----------   ----------
                                                            (IN THOUSANDS)
Allowance for doubtful
  accounts:
Year ended December 31, 2001...    $61,141     $66,054           $  640         $(70,379)     $57,456
Year ended December 31, 2000...    $41,511     $28,525           $2,957         $(11,852)     $61,141
Year ended December 31, 1999...    $20,581     $23,208           $5,813         $ (8,091)     $41,511

------------------------

(1) Write-off fully reserved accounts receivable.

(2) Amounts relate to the acquisition of October Films as part of the October Films/PFE Transaction in 1999 and acquisition of Precision Corporation and merger with Styleclick.com in 2000.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
HOME SHOPPING NETWORK, INC.

    We have audited the accompanying consolidated balance sheets of Home Shopping Network, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Shopping Network, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 2 to the consolidated financial statements, on January 1, 2001, the Company adopted AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films."

                                        /s/ ERNST & YOUNG LLP

New York, New York
January 29, 2002

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
  Product sales..........................................  $1,935,542   $1,799,932   $1,370,790
  Service revenue........................................   1,687,376    1,554,860    1,315,689
                                                           ----------   ----------   ----------
  Net revenues...........................................   3,622,918    3,354,792    2,686,479
Operating costs and expenses:
  Cost of sales-product sales............................   1,287,630    1,178,369      900,896
  Cost of sales-service revenue..........................      16,823        6,360        4,446

  Program costs..........................................     726,549      684,992      630,956
  Selling and marketing..................................     421,259      383,722      277,257
  General and administrative.............................     336,140      284,800      231,003
  Other operating costs..................................     132,801      129,458       89,793
  Amortization of cable distribution fees................      43,975       36,322       26,680
  Amortization of non-cash compensation..................       9,799        9,704        6,314
  Depreciation and amortization..........................     236,819      376,791      175,539
                                                           ----------   ----------   ----------
  Total operating costs and expenses.....................   3,211,795    3,090,518    2,342,884
                                                           ----------   ----------   ----------
Operating profit.........................................     411,123      264,274      343,595
Other income (expense):
  Interest income........................................      43,675       61,336       37,573
  Interest expense.......................................     (73,183)     (69,659)     (73,106)
  Gain on sale of securities.............................          --           --       89,721
  Gain on sale of subsidiary stock.......................          --      104,625           --
  Other, net.............................................     (40,395)     (45,859)       2,103
                                                           ----------   ----------   ----------
                                                              (69,903)      50,443       56,291
Earnings before income taxes, minority interest and
  cumulative effect of accounting change.................     341,220      314,717      399,886
Income tax expense.......................................     (87,738)     (89,424)     (73,318)
Minority interest........................................    (188,925)    (160,267)    (241,369)
                                                           ----------   ----------   ----------
Earnings before cumulative effect of accounting change...      64,557       65,026       85,199
Cumulative effect of accounting change...................       1,901           --           --
                                                           ----------   ----------   ----------
NET EARNINGS.............................................  $   66,458   $   65,026   $   85,199
                                                           ----------   ----------   ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  779,592   $   71,816
Accounts and notes receivable, net of allowance of $30,586
  and $50,646, respectively.................................     533,869      519,365
Inventories, net............................................     404,155      396,523
Investments held for sale...................................          --          750
Deferred income taxes.......................................      11,084       17,448
Other current assets, net...................................      26,120       18,024
                                                              ----------   ----------
  Total current assets......................................   1,754,820    1,023,926

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     132,712      143,559
Buildings and leasehold improvements........................      79,043       71,979
Furniture and other equipment...............................      96,941       76,623
Land........................................................      10,386       10,281
Projects in progress........................................      40,032       32,747
                                                              ----------   ----------
                                                                 359,114      335,189
  Less accumulated depreciation and amortization............    (120,468)     (83,549)
                                                              ----------   ----------
                                                                 238,646      251,640
OTHER ASSETS
Intangible assets, net......................................   4,888,545    5,023,735
Cable distribution fees, net................................     158,880      159,473
Long-term investments.......................................      39,485       29,187
Notes and accounts receivable, net ($99,819 and $22,575,
  respectively, from related parties).......................     130,368       33,571
Inventories, net............................................     484,679      430,215
Advances to USA and subsidiaries............................      70,477      547,292
Deferred charges and other, net.............................      58,475       44,011
                                                              ----------   ----------
                                                              $7,824,375   $7,543,050
                                                              ----------   ----------
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   32,911   $   20,053
Accounts payable, trade.....................................     233,063      201,484
Obligations for program rights and film costs...............     272,601      283,812
Cable distribution fees.....................................      32,795       33,598
Deferred revenue............................................      58,949       41,335
Other accrued liabilities...................................     416,212      351,331
                                                              ----------   ----------
Total current liabilities...................................   1,046,531      931,613
LONG-TERM OBLIGATIONS (net of current maturities)...........     499,513      504,063
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................     285,378      295,210
OTHER LONG-TERM LIABILITIES.................................      40,247       81,925
DEFERRED INCOME TAXES.......................................      69,397       25,821
MINORITY INTEREST...........................................   4,563,804    4,420,252
COMMITMENTS AND CONTINGENCIES...............................          --           --

STOCKHOLDERS' EQUITY
Common Stock................................................   1,221,408    1,221,408
Additional paid-in capital..................................      70,312       70,312
Retained earnings...........................................      33,398       (2,320)
Accumulated other comprehensive income......................      (5,613)      (5,234)
                                                              ----------   ----------
  Total stockholder's equity................................   1,319,505    1,284,166
                                                              ----------   ----------
                                                              $7,824,375   $7,543,050
                                                              ----------   ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         ACCUMULATED
                                                               ADDITIONAL   RETAINED                        OTHER
                                                    COMMON      PAID-IN     EARNINGS      UNEARNED      COMPREHENSIVE
                                       TOTAL        STOCK       CAPITAL     (DEFICIT)   COMPENSATION        INCOME
                                     ----------   ----------   ----------   ---------   -------------   --------------
                                                                      (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1998.......  $1,320,172   $1,221,408    $70,755     $  18,379       $(723)        $  10,353
  Comprehensive Income:
    Net earnings for the year ended
      December 31, 1999............      85,199           --         --        85,199          --                --
    Decrease in unrealized gains in
      available for sale
      securities...................     (10,353)          --         --            --          --           (10,353)
                                     ----------
    Comprehensive income...........      74,846
                                     ----------
  Mandatory tax distribution to LLC
    partners.......................     (52,755)          --         --       (52,755)         --                --
  Amortization of unearned
    compensation related to stock
    options and equity
    participation plans............         280           --       (443)           --         723                --
                                     ----------   ----------    -------     ---------       -----         ---------
BALANCE AT DECEMBER 31, 1999.......   1,342,543    1,221,408     70,312        50,823          --                --
  Comprehensive Income:
    Net earnings for the year ended
      December 31, 2000............      65,026           --         --        65,026          --                --
    Decrease in unrealized loss in
      available for sale
      securities...................      (5,647)          --         --            --          --            (5,647)
    Foreign currency translation...         413           --         --            --          --               413
                                     ----------
    Comprehensive income...........      59,792           --         --            --          --                --
                                     ----------
  Mandatory tax distribution to LLC
    partners.......................    (118,169)          --         --      (118,169)         --                --
                                     ----------   ----------    -------     ---------       -----         ---------
BALANCE AT DECEMBER 31, 2000.......   1,284,166    1,221,408     70,312        (2,320)         --            (5,234)
  Comprehensive Income:
    Net earnings for the year ended
      December 31, 2001............      66,458           --         --        66,458          --                --
    Decrease in unrealized loss in
      available for sale
      securities...................       5,647           --         --            --          --             5,647
    Foreign currency translation...      (6,026)          --         --            --          --            (6,026)
                                     ----------
    Comprehensive income...........      66,079           --         --            --          --                --
                                     ----------
  Mandatory tax distribution to LLC
    partners.......................     (30,740)          --         --       (30,740)         --                --
                                     ----------   ----------    -------     ---------       -----         ---------
BALANCE AT DECEMBER 31, 2001.......  $1,319,505   $1,221,408    $70,312     $  33,398       $  --         $  (5,613)
                                     ----------   ----------    -------     ---------       -----         ---------

    Accumulated other comprehensive income is comprised of unrealized (losses) gains on available for sale securities of $0 and $(5,647) for December 31, 2001 and 2000, respectively and foreign currency translation adjustments of $(5,613) and $413 for December 31, 2001 and 2000 respectively. There were no foreign currency translation for December 31, 1999.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings................................................  $  66,458   $  65,026   $  85,199
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................    236,819     376,791     175,539
  Amortization of cable distribution fees...................     43,975      36,322      26,680
  Amortization of program rights and film costs.............    658,328     597,659     532,900
  Gain on sale of subsidiary stock..........................         --    (104,625)         --
  Cumulative effect of accounting change....................     (1,901)         --          --
  Non-cash compensation.....................................      9,799       9,704       6,314
  Amortization of deferred financing costs..................         --       2,457       5,035
  Deferred income taxes.....................................         --      30,186      13,298
  Equity in (earnings) losses of unconsolidated
    affiliates..............................................     38,155      46,025      (1,866)
  Minority interest.........................................    188,925     160,267     241,369

CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................    (40,545)   (105,835)    (33,879)
  Inventories...............................................     30,210     (44,687)    (16,805)
  Accounts payable..........................................     25,118      34,425     (11,233)
  Accrued liabilities and deferred revenue..................     76,135      73,007      28,738
  Payment for program rights and film costs.................   (764,625)   (739,066)   (555,383)
  Increase in cable distribution fees.......................    (47,393)    (64,876)    (42,887)
  Other, net................................................    (17,319)    (12,541)    (25,321)
                                                              ---------   ---------   ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.................    502,139     360,239     427,698

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................    (35,845)   (110,780)     (7,500)
  Capital expenditures......................................    (68,496)    (94,826)    (70,681)
  Increase in long-term investments and notes receivable....   (110,871)    (40,220)    (54,478)
  Proceeds from sale of securities..........................         --       2,194     107,231
  Payment of merger and financing costs.....................         --          --          --
  Other, net................................................     21,627      (2,168)      8,654
                                                              ---------   ---------   ---------
  NET CASH USED IN INVESTING ACTIVITIES.....................   (193,585)   (245,800)    (16,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................     22,494      64,611          --
  Payment of mandatory tax distribution to LLC partners.....    (30,740)   (118,169)    (52,755)
  Principal payments on long-term obligations...............    (14,842)    (60,981)   (253,224)
  Repurchase of LLC shares..................................         --    (129,907)     (8,934)
  Proceeds from issuance of LLC shares......................         --     210,455     410,545
  Advances from (to) USA and subsidiaries...................    430,242    (246,775)   (493,985)
  Other.....................................................     (5,821)    (10,531)         --
                                                              ---------   ---------   ---------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.......    401,333    (291,297)   (398,353)
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (2,111)      1,200          --
                                                              ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    707,776    (175,658)     12,571
Cash and cash equivalents at beginning of period............     71,816     247,474     234,903
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 779,592   $  71,816   $ 247,474
                                                              ---------   ---------   ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

GENERAL

    Home Shopping Network, Inc. (the "Company" or "Home Shopping"), is a holding company, whose subsidiary USANi LLC is engaged in diversified media and electronic commerce businesses. In December 1996, the Company consummated a merger with USA Networks, Inc. ("USA"), formerly known as HSN, Inc., and became a subsidiary of USA (the "Home Shopping Merger").

    On February 12, 1998, the Company acquired USA Cable, a New York general partnership, consisting of cable television networks, USA Network and Sci Fi Channel ("USA Cable"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram") (the "Universal Transaction"). In connection with the Universal Transaction, the Company formed a new subsidiary, USANi LLC, and contributed the operating assets of the Home Shopping Network services ("HSN") to USANi LLC. Furthermore, USA contributed USA Cable and Studios USA to USANi LLC on
February 12, 1998.

    The Company is organized into two groups, the Interactive Group and the Entertainment Group. The Interactive Group consists of Home Shopping Network (including HSN International and HSN.com; Electronic Commerce Solutions; and Styleclick (OTC: IBUY). The Entertainment Group consists of USA Cable, including USA Network and Sci Fi Channel and Emerging networks TRIO, Newsworld International, and Crime; and Studios USA, which produces and distributes television programming.

    On December 17, 2001, USA and Vivendi Universal, S.A. ("Vivendi") announced a transaction (the "Vivendi Transaction") in which USA's Entertainment Group, consisting of USA Cable, Studios USA, and USA Films, would be contributed to Vivendi Universal Entertainment, a new joint venture controlled by Vivendi. See below for further discussion under "Subsequent Events".

SUBSEQUENT EVENTS (UNAUDITED)

CONTRIBUTION OF THE USA ENTERTAINMENT GROUP TO VUE

    On December 17, 2001, USA announced it had entered into an agreement with Vivendi pursuant to which USA would contribute USA's Entertainment Group to a limited liability entity (Vivendi Universal Entertainment, "VUE") to be controlled by Vivendi, to which Vivendi would contribute the film, television and theme park businesses of Universal Studios, Inc. ("Universal"). Upon consummation of the Vivendi transaction, the joint venture will be controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA.

    In connection with the Vivendi Transaction, USA and its subsidiaries will receive the following at the closing of the transactions: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period, (ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal at its then face value with a maximum of approximately
56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 1--ORGANIZATION (CONTINUED)
Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests currently exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with a related transaction (see immediately below).

    Related to the transaction, Liberty will exchange 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transfer to Universal 25,000,000 shares of USA common stock, its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

    In addition, USA will issue to Universal ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Barry Diller, USA's chairman and chief executive officer, will receive a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million, in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months.

    In February 2002, Mr. Diller assigned to three executive officers of USA, the right to receive economic interests in a portion of the common interests in VUE that Mr. Diller will receive upon closing of the transactions.

    The Vivendi Transaction is subject to USA shareholder vote, including the approval of 66 2/3% of the outstanding USA common stock and USA preferred stock, voting together as a single class, and excluding shares held by Vivendi, Liberty, Mr. Diller and their respective affiliates, as well as other customary regulatory approvals, and there can be no assurance that the transaction will be completed.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all wholly-owned and voting-controlled subsidiaries. The Company consolidates HSN--Germany based upon a Pooling Agreement allowing for the Company to elect a majority of the Board of Directors and to control the operations of HSN--Germany. Significant intercompany transactions and accounts have been eliminated.

    Investments in which the Company owns a 20%, but not in excess of 50%, interest and where it can exercise significant influence over the operations of the investee, are accounted for using the equity method. In addition, partnership interests are recorded using the equity method. All other investments are accounted for using the cost method. The Company periodically evaluates the recoverability of investments recorded under the cost method and recognizes losses if a decline in value is determined to be other than temporary.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUES

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

    USA Cable advertising revenue is recognized in the period in which the advertising commercials are aired on the cable networks. Certain contracts with advertisers contain minimum commitments with respect to advertising viewership. In the event that such minimum commitments are not met, the contracts require additional subsequent airings of the advertisement. As a result, provisions are recorded against advertising revenues for audience under deliveries ("makegoods") until such subsequent airings are conducted. Affiliate fees are recognized in the period during which the programming is provided.

ELECTRONIC RETAILING

    Revenues from Home Shopping primarily consist of merchandise sales and are reduced by incentive discounts and sales returns to arrive at net sales. Revenues for domestic sales are recorded for credit card sales upon transaction authorization, which occurs only if the goods are in stock, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. Revenues for international sales are recorded upon shipment. Home Shopping's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery. Allowances for returned merchandise and other adjustments are provided based upon past experience.

OTHER

    Revenues from all other sources are recognized either upon delivery or when the service is provided.

FILM COSTS

    Film costs consist of direct production costs and production overhead, less accumulated amortization. Prior to the adoption of SOP 00-2 on January 1, 2001 (see below for further information), development roster (and related costs), abandoned story and development costs were charged to production overhead. Film costs are stated at the lower of unamortized cost or estimated net realizable value on a production-by-production basis.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Generally, the estimated ultimate costs of completed film costs are amortized, and participation expenses are accrued, for each production in the proportion that current period revenue recognized bears to the estimated future revenue to be received from all sources. Amortization and accruals are made under the individual film forecast method. Estimated ultimate revenues and costs are reviewed quarterly and revisions to amortization rates or write-downs to net realizable value are made as required.

    Film costs, net of amortization, are classified as non-current assets.

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

ADVERTISING BARTER TRANSACTIONS

    Barter transactions represent the exchange of commercial air-time for programming, merchandise or services. The transactions are recorded at the estimated fair market value of the asset or services received or given in accordance with Emerging Issues Task Force Issue No. 99-17, "Accounting for Advertising Barter Transactions." Barter revenue for the year ended December 31, 2001 was $42.2 million. Barter revenues for the year ended December 31, 2000 and 1999 are not material to the Company's statement of operations.

MERCHANDISE INVENTORIES, NET

    Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Merchandise inventories are presented net of an inventory carrying adjustment of $40.4 million and $37.9 million at December 31, 2001 and 2000, respectively.

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

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Depreciation and amortization is provided for on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

                                                    DEPRECIATION/AMORTIZATION
ASSET CATEGORY                                               PERIOD
--------------                                      -------------------------
Computer and broadcast equipment..................        3 to 13 Years
Buildings.........................................       30 to 40 Years
Leasehold improvements............................        4 to 20 Years
Furniture and other equipment.....................        3 to 10 Years

    Depreciation and amortization expense on property, plant and equipment was $83.6 million, $65.2 million and $41.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

LONG-LIVED ASSETS INCLUDING INTANGIBLES

    The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including goodwill and other intangibles and property, plant and equipment, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. See below under "New Accounting Pronouncements" for further information related to goodwill and other intangible assets. The Company amortizes goodwill and other intangible assets over their estimated useful lives, which range from 3 to 40 years for goodwill and 1 to 5 years for intangibles.

CABLE DISTRIBUTION FEES

    Cable distribution fees relate to upfront fees paid in connection with multi-year cable contracts for carriage of Home Shopping's programming. These fees are amortized to expense on a straight line basis over the terms of the respective contracts.

ADVERTISING

    Advertising costs are primarily expensed in the period incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 were $137.3 million, $127.5 million and $95.5 million, respectively.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees." In cases where exercise prices are less than fair value as of the grant date, compensation is recognized over the vesting period. For stock-based compensation issued to non-employees, the Company accounts for the grants in accordance with FASB Statement No. 123, "Accounting for Stock Based Compensation."

MINORITY INTEREST

    Minority interest represents the ownership interests of third parties in the net assets and results of operations of certain consolidated subsidiaries. Minority interest primarily represents the public's

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ownership interest in Styleclick since July 27, 2000 and the public's ownership interest in HSN--Germany since its consolidation as of January 1, 2000. Upon completion of the Vivendi Transaction, Holdco and USA will own 100% of the member's interest in USANi LLC.

FOREIGN CURRENCY TRANSLATION

    The financial position and operating results of all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included as a component of accumulated other comprehensive income (loss) in accumulated deficit.

ISSUANCES OF SUBSIDIARY STOCK

    The Company accounts for issuances of stock by a subsidiary via income statement recognition, recording income or losses as non-operating income/ (expense). During the year ended December 31, 2000, the Company recorded a gain of $104.6 million related to the issuance of subsidiary stock. See Note 3 for further discussion.

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

NEW ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective January 1, 2002, all calendar year companies will be required to adopt Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. Although it has not completed its assessment, the Company does not anticipate a write-off upon adoption. The rules are expected to reduce USA's annual amortization by approximately
$145.4 million.

FILM ACCOUNTING

    The Company adopted SOP 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2") during the twelve months ended December 31, 2001. SOP 00-2 established new film accounting

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies.

    SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash benefit of $1.9 million. The benefit is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2001 presentation.

NOTE 3--BUSINESS ACQUISITIONS

STYLECLICK TRANSACTION

    On July 27, 2000, USA and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network, a subsidiary of USA, and Styleclick.com (the "Styleclick Transaction"). The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. is traded on the OTC under the symbol "IBUY". In accordance with the terms of the agreement, USA invested $40 million in cash and agreed to contribute
$10 million in dedicated media, and received warrants to purchase additional shares of the new company. At closing, Styleclick.com repaid $10 million of borrowings outstanding under a bridge loan provided by USA.

    The aggregate purchase price, including transaction costs, of $211.9 million was determined as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Value of portion of Styleclick.com acquired in the merger...     $121,781
Additional cash and promotional investment by USA...........       50,000
Fair value of outstanding "in the money options" and
  warrants of Styleclick.com................................       37,989
Transaction costs...........................................        2,144
                                                                 --------
Total acquisition costs.....................................     $211,914
                                                                 --------

    The fair value of Styleclick.com was based on the fair value of $15.78 per share times 7.7 million shares outstanding. Fair value of the shares was determined by taking an average of the opening and closing price of Styleclick.com common stock for the period just before and just after the terms of the transaction were agreed to by the Company and Styleclick.com and announced to the public. In

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED) conjunction with the transaction, the Company recorded a pre-tax gain of $104.6 million in accordance with Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary", based upon the 25% of ISN's net book value exchanged for 75% of Styleclick.com's fair value, determined based upon the fair value of Styleclick.com common stock received in the merger.

    The Styleclick transaction has been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $170.2 million has been allocated to goodwill, which originally was being amortized over 3 years.

    In March 2001, Styleclick announced a new company organization designed to advance its offering of scaleable commerce services. The announcement included Styleclick's acquisition of the MVP.com technology platform. Also in March 2001, the Styleclick Board elected two executives of ECS to top management positions at Styleclick, and certain senior executives of Styleclick left the Company. As of December 31, 2000, as a result of the historical and anticipated operating losses of Styleclick, and the continuing evaluation of the operations and technology, Styleclick determined the goodwill recorded in conjunction with the Styleclick Merger was impaired and recorded a write-down of $145.6 million as goodwill amortization in fiscal 2000. Since the second quarter of 2001, Styleclick has focused on e-commerce services and technology while eliminating its online retail business. During this transition, Styleclick continued to incur significant net losses from operations that raise substantial doubt about Styleclick's ability to continue as a going concern. Styleclick is considering its options with respect to the situation.

BUSINESS ACQUISITION PRO FORMA RESULTS

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

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                          2000          1999
                                                       -----------   -----------
Net revenues.........................................  $3,356,681    $2,692,653
Net income...........................................      61,413        73,021

NOTE 4--INTANGIBLE ASSETS

    Intangible assets represents goodwill which is amortized using the straight-line method over periods ranging from 3 to 40 years.

    Goodwill primarily relates to various transactions, and represents the excess of purchase price over the fair value of assets acquired and is net of accumulated amortization of $573.1 million and $453.6 million at December 31, 2001 and 2000, respectively.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 5--LONG-TERM OBLIGATIONS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Unsecured Senior Credit Facility ("New Facility"); with a
  $40,000,000 sub-limit for letters of credit, entered into
  February 12, 1998, which matures on December 31, 2002. At
  the Company's option, the interest rate on borrowings is
  tied to the London Interbank Offered Rate ("LIBOR") or the
  Alternate Base Rate ("ABR"), plus an applicable margin.
  Interest rate at December 31, 2000 was 2.9%...............  $     --   $     --
$500,000,000 6 3/4% Senior Notes (the "Senior Notes") due
  November 15, 2005; interest payable May 15 and
  November 15 commencing May 15, 1999. Interest rate at
  December 31, 2001 was 6.75%...............................   498,515    498,213
Other long-term obligations maturing through 2005...........    33,909     25,903
                                                              --------   --------
Total long-term obligations.................................   532,424    524,116
Less current maturities.....................................   (32,911)   (20,053)
                                                              --------   --------
Long-term obligations, net of current maturities............  $499,513   $504,063
                                                              --------   --------

    On February 12, 1998, USA and USANi LLC, as borrower, entered into a credit agreement which provides for a $1.6 billion credit facility. The credit facility was used to finance the Universal Transaction and to refinance USA's then-existing $275.0 million revolving credit facility. The credit facility consists of (1) a $600.0 million revolving credit facility with a $40.0 million sub-limit for letters of credit, (2) a $750.0 million Tranche A Term Loan and,
(3) a $250.0 million Tranche B Term Loan. The Tranche A Term Loan and the Tranche B Term Loan have been permanently repaid as of December 31, 1999, as described below.

    The existing credit facility is guaranteed by certain of USA's subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin, and $595.4 million was available for borrowing as of December 31, 2001 after taking into account outstanding letters of credit. The credit facility includes covenants requiring, among other things, maintenance of specific operating and financial ratios and places restrictions on payment of certain dividends, incurrence of indebtedness and investments. The Company pays a commitment fee of .1875% on the unused portion of the credit facility. Note that with the closing of the Vivendi Transaction, the Company expects that the existing credit facility will expire.

    Aggregate contractual maturities of long-term obligations are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2002........................................................     $ 32,911
2003........................................................          748
2004........................................................           50
2005........................................................      498,715
2006........................................................           --
Thereafter..................................................           --
                                                                 --------
                                                                 $532,424
                                                                 --------

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 6--INCOME TAXES

    Federal income tax expense represents an allocation of income tax expense from USA, calculated as if Home Shopping was a separate filer for federal tax purposes.

    A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  2001       2000       1999
                                                --------   --------   --------
                                                        (IN THOUSANDS)
Income tax expense at the federal statutory
  rate of 35%.................................  $119,427   $155,017   $140,064
Amortization of goodwill and other
  intangibles.................................    11,688     14,494     11,618
State income taxes, net of effect of federal
  tax benefit.................................     9,450      9,158     10,128
Impact of minority interest...................   (76,827)   (98,606)   (87,246)
Other, net....................................    24,000      9,361     (1,246)
                                                --------   --------   --------
Income tax expense............................  $ 87,738   $ 89,424   $ 73,318
                                                --------   --------   --------

    The components of income tax expense are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
CURRENT INCOME TAX EXPENSE:
  Federal........................................  $55,971    $45,750    $47,265
  State..........................................   11,117      9,087     12,755
  Foreign........................................       --      4,401         --
                                                   -------    -------    -------
  Current income tax expense:....................  $67,088    $59,238    $60,020
DEFERRED INCOME TAX EXPENSE:
  Federal........................................  $17,228    $25,184    $10,472
  State..........................................    3,422      5,002      2,826
                                                   -------    -------    -------
  Deferred income tax expense:...................  $20,650    $30,186    $13,298
                                                   -------    -------    -------
  Total income tax expense.......................  $87,738    $89,424    $73,318
                                                   -------    -------    -------

    The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are presented below.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 6--INCOME TAXES (CONTINUED)
The valuation allowance represents items for which it is more likely than not that the tax benefit will not be realized.

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
CURRENT DEFERRED TAX ASSETS (LIABILITIES):
  Inventory costing.........................................    $  8,400        $ 10,888
  Provision for accrued expenses............................       8,246           3,980
  Investment in affiliates..................................          --              --
  Deferred Revenue..........................................     (55,093)        (43,385)
  Bad debts.................................................       3,505           2,573
  Program rights amortization...............................       8,472           8,472
  Other.....................................................      37,554          34,920
                                                                --------        --------
  Total current deferred tax assets.........................    $ 11,084        $ 17,448
  Less valuation allowance..................................          --              --
                                                                --------        --------
  Net current deferred tax assets...........................    $ 11,084        $ 17,448
NON-CURRENT DEFERRED TAX ASSETS (LIABILITIES):
  Broadcast and cable fee contracts.........................       1,783           1,783
  Depreciation for tax in excess of financial statements....      (6,710)         (7,769)
  Amortization of tax deductible goodwill...................     (79,962)        (44,369)
  Amortization of FCC licenses and broadcast related
    intangibles.............................................     (15,879)        (15,879)
  Program rights amortization...............................       1,804           1,804
  Investment in subsidiaries................................      10,369          10,369
  Programming...............................................      22,370          36,343
  Deferred revenue..........................................      (5,062)         (5,062)
  Net federal operating loss carryforward...................      21,334              --
  Other.....................................................      15,705          10,775
                                                                --------        --------
  Total non-current deferred tax liabilities................    $(34,248)       $(12,005)
  Less Valuation allowance..................................     (35,149)        (13,816)
                                                                --------        --------
  Net non-current deferred tax liabilities..................    $(69,397)       $(25,821)
                                                                --------        --------
TOTAL DEFERRED TAX LIABILITIES..............................    $(58,313)       $ (8,373)
                                                                --------        --------

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

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 7--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum payments under non-cancelable agreements are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2002........................................................     $ 42,608
2003........................................................       23,089
2004........................................................       20,088
2005........................................................       10,480
2006........................................................        7,029
Thereafter..................................................       41,384
                                                                 --------
                                                                 $144,678
                                                                 --------

    Expenses charged to operations under these agreements were $61.8 million, $56.4 million and $46.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

    Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of December 31, 2001, the unrecorded commitments amounted to $968.0 million. Annual commitments are $153.8 million in 2002, $173.5 million in 2003, $189.1 million in 2004, $155.0 million in 2005, $112.4 million in 2006 and
$184.2 million in 2007 and thereafter.

    The Company is required to provide funding, from time to time, for the operations of its investments in joint ventures accounted for under the equity method. To date, HSN has funded $125.3 million to Hot Networks, a company operating electronic retailing operations in Europe in which the Company holds an equity stake.

NOTE 8--INVENTORIES

                                                       DECEMBER 31, 2001       DECEMBER 31, 2000
                                                     ---------------------   ---------------------
                                                     CURRENT    NONCURRENT   CURRENT    NONCURRENT
                                                     --------   ----------   --------   ----------
                                                                    (IN THOUSANDS)
Film costs:
Released, net of amortization......................  $     --    $210,325    $     --    $216,656
In process and unreleased..........................        --      25,411          --      34,713
Programming costs, net of amortization.............   209,798     248,943     172,493     178,846
Sales merchandise, net.............................   194,357          --     224,030          --
                                                     --------    --------    --------    --------
Total..............................................  $404,155    $484,679    $396,523    $430,215
                                                     --------    --------    --------    --------

    The Company estimates that approximately 90% of unamortized film costs at December 31, 2001 will be amortized within the next three years.

NOTE 9--LITIGATION

    In the ordinary course of business, the Company is engaged in various lawsuits, including a certain class action lawsuit in connection with the Vivendi Transaction. In the opinion of management, the ultimate outcome of the various lawsuits should not have a material impact on the liquidity, results of operations or financial condition of the Company.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 10--BENEFIT PLANS

    The Company offers various plans pursuant to Section 401(k) of the Internal Revenue Code covering substantially all full-time employees who are not party to collective bargaining agreements. The Company's share of the matching employer contributions is set at the discretion of the Board of Directors or the applicable committee thereof.

NOTE 11--STOCK OPTION PLANS

    The following describes the stock option plans. Share numbers, prices and earnings per share reflect USA's two-for-one stock split to holders of record at the close of business on February 10, 2000.

    USA has outstanding options to employees of the Company under several plans (the "Plans") which provide for the grant of options to purchase USA's common stock at not less than fair market value on the date of the grant. The options under the Plans vest ratably, generally over a range of three to five years from the date of grant and generally expire not more than 10 years from the date of grant. Five of the Plans have options available for future grants.

    USA also has outstanding options to outside directors under one plan (the "Directors Plan") which provides for the grant of options to purchase USA's common stock at not less than fair market value on the date of the grant. The options under the Directors Plan vest ratably, generally over three years from the date of grant and expire not more than 10 years from the date of grant. A summary of changes in outstanding options under the stock option plans following the Company's two-for-one stock split, is as follows:

                                                                     DECEMBER 31,
                                            ---------------------------------------------------------------
                                                   2001                  2000                  1999
                                            -------------------   -------------------   -------------------
                                                        PRICE                 PRICE                 PRICE
                                             SHARES     RANGE      SHARES     RANGE      SHARES     RANGE
                                            --------   --------   --------   --------   --------   --------
                                                                 (SHARES IN THOUSANDS)
Outstanding at beginning of period........   78,053    $ 1-$37     68,330    $ 1-$37     68,916     $ 2-37
Granted or issued in connection with
  mergers.................................    5,676    $19-$28     13,445    $17-$28      8,093     $16-28
Exercised.................................   (7,016)   $ 3-$28     (1,915)   $ 3-$17     (7,881)    $ 1-13
Cancelled.................................   (1,060)   $ 5-$28     (1,807)   $ 6-$37       (798)    $ 6-18
                                             ------                ------                ------
Outstanding at end of period..............   75,653    $ 1-$28     78,053    $ 1-$28     68,330     $ 1-37
                                             ------    -------     ------    -------     ------     ------
Options exercisable.......................   58,591    $ 1-$28     52,082    $ 1-$37     44,697     $ 1-37
                                             ------                ------                ------

    The weighted average exercise prices during the year ended December 31, 2001, were $22.87, $8.93 and $20.62 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $9.69.

    The weighted average exercise prices during the year ended December 31, 2000, were $20.92, $9.69 and $20.13 for options granted, options exercised and options cancelled, respectively. The weighted average fair value of options granted during the year was $8.10.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 11--STOCK OPTION PLANS (CONTINUED)
    The weighted average exercise prices during the year ended December 31, 1999, were $23.77, $6.05 and $11.56 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $9.52.

                                              OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                  -------------------------------------------   -----------------------------
                                                        WEIGHTED
                                                         AVERAGE     WEIGHTED                        WEIGHTED
                                                        REMAINING    AVERAGE                         AVERAGE
                                    OUTSTANDING AT     CONTRACTUAL   EXERCISE     EXERCISABLE AT     EXERCISE
RANGE OF EXERCISE PRICE           DECEMBER 31, 2000       LIFE        PRICE     DECEMBER 31, 2000     PRICE
-----------------------           ------------------   -----------   --------   ------------------   --------
                                                                (IN THOUSANDS)
$0.01 to $5.00..................        18,043             3.9        $ 4.72          18,043          $ 4.72
$5.01 to $10.00.................        30,088             5.0          8.43          30,085            8.43
$10.01 to $15.00................         4,008             6.5         12.46           2,795           12.42
$15.01 to $20.00................         8,422             7.2         18.74           3,748           18.71
$20.01 to $25.00................        11,462             8.4         22.81           2,294           22.50
$25.01 to $27.91................         3,630             8.1         27.71           1,626           27.90
                                        ------                                        ------
                                        75,653             5.7         10.27          58,591            7.53
                                        ------                                        ------

    Pro forma information regarding net income and earnings per share is required SFAS 123. The information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rates of 5.0%; a dividend yield of zero; a volatility factor of .72, .62, and .44, respectively, based on the expected market price of USA Common Stock based on historical trends; and a weighted-average expected life of the options of five years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Pro forma net income (loss)......................  $(13,873)   $3,826    $48,111

    These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 12--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED
  DECEMBER 31, 2001:

    For the twelve months ended December 31, 2001, the Company incurred non-cash compensation expense of $9.8 million, including $4.9 million related to an agreement with and executive.

    In 2001 the Company realized pre-tax losses of $30.7 million on equity losses in unconsolidated subsidiaries, resulting primarily from HOT Networks, which operates electronic retailing operations in Europe. In 2001 the Company realized pre-tax losses of $7.9 million related to the write-off of equity investments to fair value. The write-off in equity investments was based upon management's estimate of the current value of the investments, considering the current business environment, financing opportunities of the investees, anticipated business plans and other factors. Note that the majority of investments were in Internet related companies.

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

    For the twelve months ended December 31, 2000, the Company incurred non-cash compensation expense of $9.7 million, including $3.8 million related to a consulting agreement with an executive.

    In 2000 the Company realized pre-tax losses of $7.9 million on equity losses in unconsolidated subsidiaries resulting primarily from HOT Networks, which operates electronic retailing operations in Europe. In d 2000 the Company also realized pre-tax losses of $35.9 million related to the write-off of equity investments to fair value. The write-off in equity investments was based upon management's estimate of the current value of the investments, considering the current business environment, financing opportunities of the investees, anticipated business plans and other factors. Note that the majority of investments were in Internet related companies.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED
  DECEMBER 31, 1999:

    For the twelve months ended December 31, 1999, the Company incurred non-cash compensation expense of $6.5 million.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 12--STATEMENTS OF CASH FLOWS (CONTINUED)
    In 1999, the Company acquired post-production equipment through a capital lease totaling $2.5 million Supplemental disclosure of cash flow information:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Cash paid during the period for:
  Interest.......................................  $35,856    $35,688    $47,112
  Income tax payments............................   12,499      5,680      3,935
  Income tax refund..............................    1,053      1,250         --

NOTE 13--RELATED PARTY TRANSACTIONS

    As of December 31, 2001, the Company was involved in several agreements with related parties as follows:

    Universal provides certain support services to the Company under a Transition Services agreement entered into in connection with the Universal Transaction. For these services, which include use of pre-production, production and post-production facilities, information technology services, physical distribution, contract administration, legal services and office space, Universal charged the Company $7.1 million, $8.2 million and $12.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, of which $5.7 million, $4.7 million and $8.0 million was capitalized to production costs, respectively.

    Universal and the Company entered into an International Television Distribution Agreement under which the Company pays to Universal a distribution fee of 10% on all programming owned or controlled by the Company distributed outside of the United States. For the years ended December 31, 2001, 2000 and 1999, the fee totaled $13.6 million, $14.0 million and $9.0 million, respectively.

    In addition, the Company and Universal entered into a Domestic Television Distribution Agreement under which the Company distributes in the United States certain of Universal's television programming. For the years ended December 31, 2001, 2000 and 1999, Universal paid the Company $4.1 million, $1.5 million and $1.5 million, respectively.

    Home Shopping has affiliation agreements with USA Broadcasting ("USAB"), a wholly owned subsidiary of USA which provides for the USAB's broadcast of Home Shopping's electronic retailing programming on a full-time basis. Expense related to these affiliation agreements with USAB for the years ended
December 31, 2001, 2000 and 1999 was $17.1 million, $35.0 million and
$38.1 million, respectively.

    Under the USANi LLC Operating Agreement, USANi LLC is obligated to make a distribution to each of the LLC members in an amount equal to each member's share of USANi LLC's taxable income at a specified tax rate. The estimated amount for 2001 is $153.5 and is expected to be paid on February 28, 2002. In March 2000, the Company made a mandatory tax distribution payment to the partners in the amount of $118.1 million related to the year ended December 31, 1999, of which $50.1 was paid to USA. In March 1999, the Company paid $52.8 million, of which $24.0 million was paid to USA.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 13--RELATED PARTY TRANSACTIONS (CONTINUED)

    In connection with the settlement of its interest in an international joint venture, the Company received $24.0 million from Universal during 2001.

NOTE 14--TRANSACTIONS WITH USA AND SUBSIDIARIES

    Advances to USA and subsidiaries generally represent net amounts transferred from the Company to USA and its subsidiaries to fund operations and other related items. Pursuant to the Investment Agreement, all excess cash held at USA and subsidiaries is transferred to the Company no less frequently than monthly and the Company may transfer funds to USA to satisfy obligations of USA and its subsidiaries. Under the Investment Agreement, transfers of cash are evidenced by a demand note and accrue interest at the Company's borrowing rate under the credit facility.

    During the year ended December 31, 2001, net transfers from USA to USANi LLC totaled approximately $547.0 million, principally due to the proceeds of $589.6 from the sale of all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations to Univision Communications Inc., and net receipts of $67.4 million and $23.8 million from USA Films and PRC, respectively. The receipts were offset by $77.8 million to fund two acquisitions by PRC and $40.9 million to fund the operations of USA's television broadcast operations, as USA continued to air HSN programming on a majority of the stations until January 2002.

    During the year ended December 31, 2000, net transfers from USANi LLC to USA totaled approximately $350.4 million, including $70.8 million related to contingent purchase price payments on the Hotel Reservations Network transaction, $69.2 million to fund the operations of USA's television broadcast operations, $50.7 million to fund the operations and acquisitions of Ticketmaster, $26.9 million to fund the operations and acquisition of PRC and $32.3 million to pay off outstanding debt of PRC at the date of acquisition, offset partially by net receipts of $25.1 million from USA Films.

    During the year ended December 31, 1999, net transfers from USANi LLC to USA totaled approximately $429.1 million, including $372.2 million related to the Hotel Reservations Network Transaction and the October Films/PFE Transaction (including $200 million advanced to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with the acquisition of October Films, in which Universal owned a majority interest, and the domestic film distribution and development business of Universal previously operated by Polygram Filmed Entertainment, Inc.), $50.9 million to fund the operations of USA's television broadcast operations, $98.6 million to repay a portion of the outstanding borrowings assumed in the October Films/PFE Transaction and $8.8 million to fund the operations of USA Films. Funds were also transferred to USA to purchase shares of treasury stock. These amounts were offset by $79.4 million and $40.0 million of funds transferred to USANi LLC from the Ticketing operations business and the Hotel reservations business, respectively. During the year ended December 31, 1998 net cash transfers totaling approximately $118.2 million were made to repay USA's revolving credit facility, repay Ticketmaster's bank credit facility, and fund the operations of USA's broadcast operation, offset by proceeds from the sale of the assets of SF Broadcasting and USA's Baltimore television station. The interest incurred on the net transfers for the years ended December 31, 2000, 1999 and 1998 was approximately $2.9 million, $7.2 million and $9.5 million, respectively.

    The Company allocates certain overhead expenses to the USA parent company based upon the fair value of services performed. Expenses allocated for the periods ended December 31, 2001, 2000 and 1999 were $8.6 million, $11.6 million and $8.6 million, respectively.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 15--QUARTERLY RESULTS (UNAUDITED)

                                                     QUARTER         QUARTER        QUARTER     QUARTER
                                                      ENDED           ENDED          ENDED       ENDED
                                                  DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                  -------------   --------------   ---------   ----------
                                                                      (IN THOUSANDS)
Year Ended December 31, 2001
Net revenues....................................    $942,687         $862,646      $912,803     $904,782
Operating profit................................      96,097           92,412       107,697      114,917
Net earnings(a)(b)..............................      (2,391)          18,023        24,361       26,465
Year Ended December 31, 2000
Net revenues....................................    $970,939         $776,881      $799,806     $807,166
Operating profit................................     (34,826)          81,347        99,769      117,984
Net earnings(a)(c)..............................     (13,546)          34,197        22,585       21,790

------------------------

(a) The Company recorded losses of $7.5 million and $0.4 million during the fourth and second quarters of 2001, respectively, related to the write-down of equity investments to fair value. The Company recorded losses of $5.4 million and $30.5 million during the fourth and third quarters of 2000, respectively, related to the write-down of equity investments to fair value.

(b) During the first quarter of 2001, the Company adopted Statement of Position 00-2, "Accounting By Producers or Distributors of Films." The Company recorded income of $1.9 million related to the cumulative effect of adoption.

(c) The quarterly results include the operations of Styleclick.com since its acquisition on July 27, 2000, and PRC since its acquisition on April 5, 2000. During the third quarter of 2000, the Company recorded a pre-tax gain of $104.6 million related to the Styleclick Transaction. During the fourth quarter of 2000, the Company recorded a pre-tax charge of $145.6 million related to the impairment of Styleclick goodwill.

NOTE 16--INDUSTRY SEGMENTS

    The Company operates principally in five industry segments: Cable and studios, HSN-US, ECS/ Styleclick, Emerging networks and HSN-International and other.

    Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as operating income plus (1) depreciation and amortization, (2) amortization of cable distribution fees of $44.0 million, $36.3 million and $26.7 million in fiscal years 2001, 2000 and 1999, respectively (3) amortization of non-cash distribution and marketing expense and (4) disengagement expenses (described below) of $4.1 million in 2001. Adjusted EBITDA is presented here as a tool and as a valuation methodology used by management in evaluating the business. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 16--INDUSTRY SEGMENTS (CONTINUED)
    The following is a reconciliation of Operating Income to Adjusted EBITDA for 2001, 2000 and 1999.

                                                TWELVE MONTHS ENDED DECEMBER 31,
                                                ---------------------------------
                                                  2001        2000        1999
                                                ---------   ---------   ---------
  Operating income............................  $411,123    $264,274    $343,595
  Depreciation and amortization...............   236,819     376,791     175,539
  Amortization of cable distribution fees.....    43,975      36,322      26,680
  Amortization of non cash compensation
    expense...................................     9,799       9,704       6,314
  Disengagement expenses......................     4,052          --          --
                                                --------    --------    --------
Adjusted EBITDA...............................  $705,768    $687,091    $552,128
                                                --------    --------    --------

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              2001         2000         1999
                                           ----------   ----------   ----------
                                                      (IN THOUSANDS)
REVENUES
Cable and studios........................  $1,633,130   $1,525,124   $1,304,683
HSN--U.S.(a).............................   1,658,904    1,533,271    1,332,911
Electronic Commerce
  Solutions/Styleclick...................      34,229       30,350       31,886
Trio, NWI, Crime, other emerging media...      24,086       20,332        1,188
HSN--International and other(b)..........     272,569      245,715        8,917
Other....................................          --           --        6,894
                                           ----------   ----------   ----------
    TOTAL................................  $3,622,918   $3,354,792   $2,686,479
                                           ----------   ----------   ----------

OPERATING PROFIT (LOSS)
Cable and studios........................  $  486,667   $  435,116   $  320,878
HSN--U.S.(a)(c)..........................      86,825      105,152      104,963
Electronic Commerce
  Solutions/Styleclick...................     (73,145)    (230,021)     (46,588)
Trio, NWI, Crime, other emerging media...     (20,133)     (13,244)      (2,989)
HSN--International and other(b)..........     (34,907)       4,641       (4,517)
Corporate & other........................     (34,184)     (37,370)     (28,152)
                                           ----------   ----------   ----------
  TOTAL..................................  $  411,123   $  264,274   $  343,595
                                           ----------   ----------   ----------

ADJUSTED EBITDA
Cable and studios........................  $  613,587   $  547,684   $  434,084
HSN--U.S.(a).............................     213,239      211,462      188,984
Electronic Commerce
  Solutions/Styleclick...................     (58,364)     (50,163)     (43,421)
Trio, NWI, Crime, other emerging media...     (11,467)      (7,120)      (2,989)
HSN--International and other(b)..........     (25,306)      10,740       (4,505)
Corporate & other........................     (25,921)     (25,512)     (20,025)
                                           ----------   ----------   ----------
  TOTAL..................................  $  705,768   $  687,091   $  552,128
                                           ----------   ----------   ----------

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 16--INDUSTRY SEGMENTS (CONTINUED)

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              2001         2000         1999
                                           ----------   ----------   ----------
                                                      (IN THOUSANDS)
ASSETS
Cable and studios........................  $6,189,380   $5,885,301   $5,524,236
HSN--U.S.................................   1,849,946    1,855,512    1,771,560
Electronic Commerce
  Solutions/Styleclick...................     (42,751)      36,726       28,623
Trio, NWI, Crime, other emerging media...      97,376      100,943          200
HSN--International and other.............     212,549      133,654       37,840
Corporate & other........................    (482,125)    (469,086)    (130,815)
                                           ----------   ----------   ----------
  TOTAL..................................   7,824,375   $7,543,050   $7,231,644
                                           ----------   ----------   ----------

DEPRECIATION AND AMORTIZATION OF
  INTANGIBLES AND CABLE DISTRIBUTION FEES
Cable and studios........................  $  122,008   $  112,568   $  113,034
HSN--U.S.................................     122,115      106,059       83,796
Electronic Commerce
  Solutions/Styleclick...................      14,589      179,858        3,167
Trio, NWI, Crime, other emerging media...       8,666        6,124           --
HSN--International and other.............       9,601        6,099           12
Corporate & other........................       3,815        2,405        2,210
                                           ----------   ----------   ----------
  TOTAL..................................  $  280,794   $  413,113   $  202,219
                                           ----------   ----------   ----------

CAPITAL EXPENDITURES
Cable and studios........................  $   12,907   $   15,229   $    6,771
HSN--U.S.................................      42,615       34,122       33,412
Electronic Commerce
  Solutions/Styleclick...................       2,292        5,047       13,657
Trio, NWI, Crime, other emerging media...          61          600           --
HSN--International and other.............       6,031       18,105       13,746
Corporate & other........................       4,590       21,723        3,095
                                           ----------   ----------   ----------
  TOTAL..................................  $   68,496   $   94,826   $   70,681
                                           ----------   ----------   ----------

------------------------

(a) Includes estimated revenue in 2000 generated by homes lost by HSN following the sale of USA Broadcasting to Univision, which is estimated to be $6.2 million. Adjusted EBITDA for these homes is estimated at $0.9 million.

(b) Includes impact of foreign exchange fluctuations, which reduced revenue by $44.0 million and $36.3 million in 2001 and 2000, respectively, if the results are translated from Euros to U.S. dollars at a constant exchange rate, using 1999 as the base year.

(c) 2001 includes $4.1 million of costs incurred related to the disengagement of HSN from USA Broadcasting stations. Amounts primarily related to payments to cable operators and related marketing expenses in the disengaged markets.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 17--FINANCIAL INSTRUMENTS

    The additional disclosure below of the estimated fair value of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies when available. The carrying value of all current assets and current liabilities approximates fair value due to their short-term nature.

                                                   DECEMBER 31, 2001         DECEMBER 31, 2000
                                                -----------------------   -----------------------
                                                 CARRYING       FAIR       CARRYING       FAIR
                                                  AMOUNT       VALUE        AMOUNT       VALUE
                                                ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Cash and cash equivalents.....................  $  779,592   $  779,592   $   71,816   $   71,816
Long-term investments.........................      39,485       39,485       29,187       29,187
Long-term obligations.........................    (532,424)    (532,424)    (524,116)    (524,116)

NOTE 18--EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    At December 31, 2001, USA beneficially owned 46.7% of the outstanding common stock of Hot Networks AG, a German stock corporation, the subsidiaries of which operate electronic retailing operations in Europe. This investment is accounted for using the equity method. Due to the significance of the results of Hot Networks, AG, in relation to USA's results, summary financial information for Hot Networks AG is presented below. There were no significant operations in 1999.

                                                           AS OF AND FOR THE
                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                         ---------------------
                                                           2001        2000
                                                         ---------   ---------
                                                            (IN THOUSANDS)
Current assets.........................................  $  17,597   $   6,943
Noncurrent assets......................................    157,274      42,784
Current liabilities....................................     46,085      37,531
Noncurrent liabilities.................................    194,249      23,668
Net sales..............................................      8,215       6,242
Gross profit...........................................        277       1,301
Net loss...............................................    (51,453)    (20,254)

    To date, the Company has contributed approximately $125.3 million, including $105.5 million in 2001, and recorded equity losses in unconsolidated subsidiaries of $30.5 million, including $27.6 million in 2001.

NOTE 19--PROGRAM RIGHTS AND FILM COSTS

    As of December 31, 2001, the liability for program rights, representing future payments to be made under program contract agreements amounted to $510.1 million. Annual payments required are $259.3 million in 2002, $156.6 million in 2003, $70.8 million in 2004, $17.0 million in 2005, $3.9 million in 2006 and
$2.5 million in 2007 and thereafter. Amounts representing interest are $48.1 million and the present value of future payments is $462.0 million.

    As of December 31, 2001, the liability for film costs amounted to $95.9 million. Annual payments are $51.6 million in 2002, $42.4 million in 2003 and $1.9 million in 2004.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

NOTE 20--GUARANTEE OF NOTES

    USA issued $500.0 million 6 3'4% Senior Notes due 2005 (the "Notes"). USANi LLC is a co-issuer and co-obligor of the Notes. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of USA, including the Company and all of the subsidiaries of USANi LLC (other than subsidiaries that are, individually and in the aggregate, inconsequential to USANi LLC on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than the Company) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by the Company or USANi LLC, as the case may be.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

                         REPORT OF INDEPENDENT AUDITORS

The Members of USANi LLC

    We have audited the accompanying consolidated balance sheets of USANi LLC and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, members' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USANi LLC and subsidiaries at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 2 to the consolidated financial statements, on January 1, 2001, the Company adopted AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films."

                                        /s/ ERNST & YOUNG LLP

New York, New York
January 29, 2002

                           USANI LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
  Product sales..........................................  $1,935,542   $1,799,932   $1,370,790
  Service revenue........................................   1,687,376    1,554,860    1,315,689
                                                           ----------   ----------   ----------
Net revenues                                                3,622,918    3,354,792    2,686,479
Operating costs and expenses:
  Cost of sales--product sales...........................   1,287,630    1,178,369      900,896
  Cost of sales--service revenue.........................      16,823        6,360        4,446
  Program costs..........................................     726,549      684,992      630,956
  Selling and marketing..................................     421,259      383,722      277,257
  General and administrative.............................     336,140      284,800      231,003
  Other operating costs..................................     132,801      129,458       89,793
  Amortization of cable distribution fees................      43,975       36,322       26,680
  Amortization of non-cash compensation expense..........       9,799        9,704        6,314
  Depreciation and amortization..........................     236,819      376,791      175,539
                                                           ----------   ----------   ----------
  Total operating costs and expenses.....................   3,211,795    3,090,518    2,342,884
                                                           ----------   ----------   ----------
  Operating profit.......................................     411,123      264,274      343,595
Other income (expense):
  Interest income........................................      43,675       61,336       37,573
  Interest expense.......................................     (73,183)     (69,659)     (73,106)
  Gain on sale of securities.............................          --           --       89,721
  Gain on sale of subsidiary stock.......................          --      104,625           --
  Loss in unconsolidated subsidiaries and other..........     (40,395)     (45,859)       2,103
                                                           ----------   ----------   ----------
                                                              (69,903)      50,443       56,291
                                                           ----------   ----------   ----------
Earnings before income taxes and minority interest and
  cumulative effect of accounting change.................     341,220      314,717      399,886
Income tax expense.......................................     (13,133)     (26,437)      (5,501)
Minority interest........................................       9,782       41,597          603
                                                           ----------   ----------   ----------
Earnings before cumulative effect of accounting change...     337,869      329,877      394,988
Cumulative effect of accounting change...................       6,470           --           --
                                                           ----------   ----------   ----------
NET EARNINGS.............................................  $  344,339   $  329,877   $  394,988
                                                           ----------   ----------   ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                           ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  779,592   $   71,816
Accounts and notes receivable, net of allowance of $30,586
  and $50,646, respectively.................................     533,869      519,365
Inventories, net............................................     404,155      396,523
Investments held for sale...................................          --          750
Other current assets, net...................................      26,120       18,024
                                                              ----------   ----------
  Total current assets......................................   1,743,736    1,006,478
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     132,712      143,559
Buildings and leasehold improvements........................      79,043       71,979
Furniture and other equipment...............................      96,941       76,623
Land........................................................      10,386       10,281
Projects in progress........................................      40,032       32,747
                                                              ----------   ----------
                                                                 359,114      335,189
  Less accumulated depreciation and amortization............    (120,468)     (83,549)
                                                              ----------   ----------
                                                                 238,646      251,640
OTHER ASSETS
Intangible assets, net......................................   4,970,259    5,099,476
Cable distribution fees, net................................     158,880      159,473
Long-term investments.......................................      39,485       29,187
Notes and accounts receivable, net ($99,819 and $22,575,
  respectively, from related parties).......................     130,368       33,571
Inventories, net............................................     484,679      430,215
Advances to USA and subsidiaries............................     581,367      918,817
Deferred charges and other, net.............................      58,475       44,011
                                                              ----------   ----------
                                                              $8,405,895   $7,972,868
              LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   32,911   $   20,053
Accounts payable, trade.....................................     233,063      201,484
Obligations for program rights and film costs...............     272,601      283,812
Cable distribution fees payable.............................      32,795       33,598
Deferred revenue............................................      58,949       41,335
Other accrued liabilities...................................     409,286      342,995
                                                              ----------   ----------
Total current liabilities...................................   1,039,605      923,277
LONG-TERM OBLIGATIONS (net of current maturities)...........     499,513      504,063
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, NET OF
  CURRENT...................................................     285,378      295,210
OTHER LONG-TERM LIABILITIES.................................      28,783       81,925
MINORITY INTEREST...........................................      12,939       28,662
COMMITMENTS AND CONTINGENCIES...............................          --           --

MEMBERS' EQUITY
Class A (261,947,704 and 252,679,887 shares,
  respectively).............................................   2,090,818    2,007,736
Class B (282,161,530 shares)................................   2,978,635    2,978,635
Class C (45,774,708 shares).................................     466,252      466,252
Retained earnings...........................................   1,009,585      695,986
Accumulated other comprehensive income......................      (5,613)      (8,878)
                                                              ----------   ----------
  Total members' equity.....................................   6,539,677    6,139,731
                                                              ----------   ----------
                                                              $8,405,895   $7,972,868
                                                              ----------   ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                                                                                    ACCUMULATED
                                                                                                       OTHER
                                         CLASS A LLC    CLASS B LLC    CLASS C LLC     RETAINED    COMPREHENSIVE      UNEARNED
                              TOTAL         SHARES         SHARES         SHARES       EARNINGS        INCOME       COMPENSATION
                            ----------   ------------   ------------   ------------   ----------   --------------   -------------
                                                                       (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1998....................  $5,115,405    $1,753,618     $2,736,363      $466,252     $  142,045     $  17,850          $(723)
Comprehensive income:
  Net earnings for the
    year ended
    December 31, 1999.....     394,988            --             --            --        394,988            --             --
  Decrease in unrealized
    gains in available for
    sale securities.......     (17,850)           --             --            --             --       (17,850)            --
                            ----------
  Comprehensive income....     377,138            --             --            --             --            --             --
                            ----------
  Issuance of LLC
    Shares................     410,545       168,273        242,272            --             --            --             --
  Repurchase of LLC
    shares................      (8,934)       (8,934)            --            --             --            --             --
  Mandatory tax
    distribution to LLC
    partners..............     (52,755)           --             --            --        (52,755)           --             --
  Cancellation of employee
    equity program........         280          (443)            --            --             --            --            723
                            ----------    ----------     ----------      --------     ----------     ---------          -----
BALANCE AT DECEMBER 31,
  1999....................   5,841,679     1,912,514      2,978,635       466,252        484,278            --             --

Comprehensive income:
  Net earnings for the
    year ended
    December 31, 2000.....     329,877            --             --            --        329,877            --             --
  Decrease in unrealized
    gains in available for
    sale securities.......      (9,291)           --             --            --             --        (9,291)            --
  Foreign currency
    translation...........         413            --             --            --             --           413             --
                            ----------
  Comprehensive income....     320,999            --             --            --             --            --             --
                            ----------
  Issuance of LLC
    shares................     225,129       225,129             --            --             --            --             --
  Repurchase of LLC
    shares................    (129,907)     (129,907)            --            --             --            --             --
  Mandatory tax
    distribution to LLC
    partners..............    (118,169)           --             --            --       (118,169)           --             --
                            ----------    ----------     ----------      --------     ----------     ---------          -----
BALANCE AT DECEMBER 31,
  2000....................   6,139,731     2,007,736      2,978,635       466,252        695,986        (8,878)            --
Comprehensive income:
  Net earnings for the
    year ended
    December 31, 2001.....     344,339            --             --            --        344,339            --             --
  Decrease in unrealized
    gains in available for
    sale securities.......       9,291            --             --            --             --         9,291             --
  Foreign currency
    translation...........      (6,026)           --             --            --             --        (6,026)            --
                            ----------
Comprehensive income......     347,604            --             --            --             --            --             --
                            ----------
Issuance of LLC shares....      85,010        85,010             --            --             --            --             --
Repurchase of LLC shares..      (1,928)       (1,928)            --            --             --            --             --
Mandatory tax distribution
  to LLC partners.........     (30,740)           --             --            --        (30,740)           --             --
                            ----------    ----------     ----------      --------     ----------     ---------          -----
BALANCE AT DECEMBER 31,
  2001....................  $6,539,677    $2,090,818     $2,978,635      $466,252     $1,009,585     $  (5,613)         $  --
                            ----------    ----------     ----------      --------     ----------     ---------          -----

    Accumulated other comprehensive income is comprised of unrealized (losses) gains on available for sale securities of $0 and $(9,291) for December 31, 2001 and 2000, respectively and foreign currency translation adjustments of $(5,613) and $413 for December 31, 2001 and 2000 respectively. There were no foreign currency translation adjustments for December 31, 1999.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings...........................................  $  344,339   $  329,877   $  394,988
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization..........................     236,819      376,791      175,539
  Amortization of cable distribution fees................      43,975       36,322       26,680
  Amortization of program rights and film costs..........     658,328      597,659      532,900
  Cumulative effect of accounting change.................      (6,470)          --           --
  Gain on sale of subsidiary stock.......................          --     (104,625)          --
  Gain on sale of securities.............................          --           --      (89,721)
  Amortization of deferred financing costs...............          --        2,457        5,035
  Non-cash stock compensation............................       9,799        9,704        6,314
  Equity in (earnings) losses of unconsolidated
    affiliates...........................................      38,155       46,025       (1,866)
  Minority interest......................................      (9,782)     (41,597)        (603)
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable....................................     (40,545)    (105,835)     (33,879)
  Inventories............................................      30,210      (44,687)     (16,805)
  Accounts payable.......................................      25,118       34,425      (11,233)
  Accrued liabilities and deferred revenue...............       1,530       41,136       28,738
  Payment for program rights and film costs..............    (764,625)    (739,066)    (555,383)
  Increase in cable distribution fees....................     (47,393)     (64,876)     (42,887)
  Other, net.............................................     (17,319)     (13,471)       9,881
                                                           ----------   ----------   ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES..............     502,139      360,239      427,698
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired.......................     (35,845)    (110,780)      (7,500)
Capital expenditures.....................................     (68,496)     (94,826)     (70,681)
Increase in long-term investments and notes receivable...    (110,871)     (40,220)     (54,478)
Proceeds from sale of securities.........................          --        2,194      107,231
Payment of merger and financing costs....................          --           --           --
Other, net...............................................      21,627       (2,168)       8,654
                                                           ----------   ----------   ----------
  NET CASH USED IN INVESTING ACTIVITIES..................    (193,585)    (245,800)     (16,774)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings...............................................      22,494       64,611           --
Payment of mandatory tax distribution to LLC partners....     (30,740)    (118,169)     (52,755)
Principal payments on long-term obligations..............     (14,842)     (60,981)    (253,224)
Repurchase of LLC shares.................................      (1,928)    (129,907)      (8,934)
Proceeds from issuance of LLC shares.....................      80,931      210,455      410,545
Advances from (to) USA and subsidiaries..................     351,239     (246,775)    (493,985)
Other....................................................      (5,821)     (10,531)          --
                                                           ----------   ----------   ----------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES....     401,333     (291,297)    (398,353)
Effect of exchange rate changes on cash and cash
  equivalents............................................      (2,111)       1,200           --
                                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....     707,776     (175,658)      12,571
Cash and cash equivalents at beginning of period.........      71,816      247,474      234,903
                                                           ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............  $  779,592   $   71,816   $  247,474
                                                           ----------   ----------   ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

GENERAL

    USANi LLC (the "Company" or "LLC"), a Delaware limited liability company, was formed on February 12, 1998 and is a subsidiary of Home Shopping Network, Inc. ("Home Shopping" or "Holdco"), which is a subsidiary of USA Networks, Inc. ("USA"). At its formation, USA and Home Shopping contributed substantially all of the operating assets and liabilities of Home Shopping to the Company in exchange for Class A LLC Shares of the Company. On February 12, 1998, the Company acquired USA Networks, a New York general partnership consisting of USA Network and Sci Fi Channel, as well as the domestic television production and distribution businesses of Universal Studios (the "Universal Transaction"). LLC is organized into two groups, the Interactive Group and the Entertainment Group. The Interactive Group consists of Home Shopping Network (including HSN International and HSN.com); Electronic Commerce Solutions; and Styleclick (OTC:
IBUY). The Entertainment Group consists of USA Cable, including USA Network and Sci Fi Channel and Emerging networks TRIO, Newsworld International, and Crime; and Studios USA, which produces and distributes television programming.

    On December 17, 2001, USA and Vivendi Universal, S.A. ("Vivendi") announced a transaction (the "Vivendi Transaction") in which USA's Entertainment Group, consisting of USA Cable, Studios USA, and USA Films, would be contributed to Vivendi Universal Entertainment, a new joint venture controlled by Vivendi. See below for further discussion under "Subsequent Events".

SUBSEQUENT EVENTS (UNAUDITED)

CONTRIBUTION OF THE USA ENTERTAINMENT GROUP TO VUE

    On December 17, 2001, USA announced it had entered into an agreement with Vivendi pursuant to which USA would contribute USA's Entertainment Group to a limited liability entity (Vivendi Universal Entertainment, "VUE") to be controlled by Vivendi, to which Vivendi would contribute the film, television and theme park businesses of Universal Studios, Inc. ("Universal"). Upon consummation of the Vivendi transaction, the joint venture will be controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA.

    In connection with the Vivendi Transaction, USA and its subsidiaries will receive the following at the closing of the transactions: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period, (ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests currently exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with a related transaction (see immediately below).

    Related to the transaction, Liberty will exchange 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transfer to Universal 25,000,000 shares of USA common stock,

                           USANI LLC AND SUBSIDIARIES

NOTE 1--ORGANIZATION (CONTINUED)
its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

    In addition, USA will issue to Universal ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Barry Diller, USA's chairman and chief executive officer, will receive a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million, in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months.

    In February 2002, Mr. Diller assigned to three executive officers of USA, the right to receive economic interests in a portion of the common interests in VUE that Mr. Diller will receive upon closing of the transactions.

    The Vivendi Transaction is subject to USA shareholder vote, including the approval of 66 2/3% of the outstanding USA common stock and USA preferred stock, voting together as a single class, and excluding shares held by Vivendi, Liberty, Mr. Diller and their respective affiliates, as well as other customary regulatory approvals, and there can be no assurance that the transaction will be completed.

BASIS OF PRESENTATION

    The contribution of assets by USA and Home Shopping to the Company was accounted for in the accompanying consolidated financial statements in a manner similar to the pooling-of-interests for business combinations due to the common ownership of Home Shopping and USANi LLC. Accordingly, the assets and liabilities were transferred to the LLC at Home Shopping's historical cost.

    Given that equity interests in limited liability companies are not in the form of common stock, earnings per share data is not presented.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all wholly-owned and voting-controlled subsidiaries. The Company consolidates HSN--Germany based upon a Pooling Agreement allowing for the Company to elect a majority of the Board of Directors and to control the operations of HSN--Germany. Significant intercompany transactions and accounts have been eliminated.

    Investments in which the Company owns a 20%, but not in excess of 50%, interest and where it can exercise significant influence over the operations of the investee, are accounted for using the equity method. In addition, partnership interests are recorded using the equity method. All other investments are accounted for using the cost method. The Company periodically evaluates the recoverability of investments recorded under the cost method and recognizes losses if a decline in value is determined to be other than temporary.

                           USANI LLC AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUES

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

    USA Cable advertising revenue is recognized in the period in which the advertising commercials are aired on the cable networks. Certain contracts with advertisers contain minimum commitments with respect to advertising viewership. In the event that such minimum commitments are not met, the contracts require additional subsequent airings of the advertisement. As a result, provisions are recorded against advertising revenues for audience under deliveries ("makegoods") until such subsequent airings are conducted. Affiliate fees are recognized in the period during which the programming is provided.

ELECTRONIC RETAILING

    Revenues from Home Shopping primarily consist of merchandise sales and are reduced by incentive discounts and sales returns to arrive at net sales. Revenues for domestic sales are recorded for credit card sales upon transaction authorization, which occurs only if the goods are in stock, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. Revenues for international sales are recorded upon shipment. Home Shopping's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery. Allowances for returned merchandise and other adjustments are provided based upon past experience.

OTHER

    Revenues from all other sources are recognized either upon delivery or when the service is provided.

FILM COSTS

    Film costs consist of direct production costs and production overhead, less accumulated amortization. Prior to the adoption of SOP 00-2 on January 1, 2001 (see below for further information), development roster (and related costs), abandoned story and development costs were charged to production overhead. Film costs are stated at the lower of unamortized cost or estimated net realizable value on a production-by-production basis.

    Generally, the estimated ultimate costs of completed film costs are amortized, and participation expenses are accrued, for each production in the proportion that current period revenue recognized

                           USANI LLC AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) bears to the estimated future revenue to be received from all sources. Amortization and accruals are made under the individual film forecast method. Estimated ultimate revenues and costs are reviewed quarterly and revisions to amortization rates or write-downs to net realizable value are made as required.

    Film costs, net of amortization, are classified as non-current assets.

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

ADVERTISING BARTER TRANSACTIONS

    Barter transactions represent the exchange of commercial air-time for programming, merchandise or services. The transactions are recorded at the estimated fair market value of the asset or services received or given in accordance with Emerging Issues Task Force Issue No. 99-17, "Accounting for Advertising Barter Transactions." Barter revenue for the year ended December 31, 2001 was $42.2 million. Barter revenues for the year ended December 31, 2000 and 1999 are not material to the Company's statement of operations.

MERCHANDISE INVENTORIES, NET

    Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Merchandise inventories are presented net of an inventory carrying adjustment of $40.4 million and $37.9 million at December 31, 2001 and 2000, respectively.

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

                           USANI LLC AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Depreciation and amortization is provided for on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

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

    Depreciation and amortization expense on property, plant and equipment was $83.6 million, $65.2 million and $41.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

LONG-LIVED ASSETS INCLUDING INTANGIBLES

    The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including goodwill and other intangibles and property, plant and equipment, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. See below under "New Accounting Pronouncements" for further information related to goodwill and other intangible assets. The Company amortizes goodwill and other intangible assets over their estimated useful lives, which range from 3 to 40 years for goodwill and 1 to 5 years for intangibles.

CABLE DISTRIBUTION FEES

    Cable distribution fees relate to upfront fees paid in connection with multi-year cable contracts for carriage of Home Shopping's programming. These fees are amortized to expense on a straight line basis over the terms of the respective contracts.

ADVERTISING

    Advertising costs are primarily expensed in the period incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 were $137.3 million, $127.5 million and $95.5 million, respectively.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees." In cases where exercise prices are less than fair value as of the grant date, compensation is recognized over the vesting period. For stock-based compensation issued to non-employees, the Company accounts for the grants in accordance with FASB Statement No. 123, "Accounting for Stock Based Compensation."

MINORITY INTEREST

    Minority interest represents the ownership interests of third parties in the net assets and results of operations of certain consolidated subsidiaries. Minority interest primarily represents the public's ownership interest in Styleclick since July 27, 2000 and the public's ownership interest in HSN-- Germany since its consolidation as of January 1, 2000.

                           USANI LLC AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY TRANSLATION

    The financial position and operating results of all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included as a component of accumulated other comprehensive income (loss) in accumulated deficit.

ISSUANCES OF SUBSIDIARY STOCK

    The Company accounts for issuances of stock by a subsidiary via income statement recognition, recording income or losses as non-operating income/(expense). During the year ended December 31, 2000, the Company recorded a gain of $104.6 million related to the issuance of subsidiary stock. See
Note 3 for further discussion.

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

NEW ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective January 1, 2002, all calendar year companies will be required to adopt Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. Although it has not completed its assessment, the Company does not anticipate a write-off upon adoption.

    The rules are expected to reduce USA's annual amortization by approximately $145.4 million.

FILM ACCOUNTING

    The Company adopted SOP 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2") during the twelve months ended December 31, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition,

                           USANI LLC AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies.

    SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash benefit of $6.5 million. The benefit is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2001 presentation.

NOTE 3--BUSINESS ACQUISITIONS

STYLECLICK TRANSACTION

    On July 27, 2000, USA and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network, a subsidiary of USA, and Styleclick.com (the "Styleclick Transaction"). The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. is traded on the OTC under the symbol "IBUY". In accordance with the terms of the agreement, USA invested $40 million in cash and agreed to contribute $10 million in dedicated media, and received warrants to purchase additional shares of the new company. At closing, Styleclick.com repaid $10 million of borrowings outstanding under a bridge loan provided by USA.

    The aggregate purchase price, including transaction costs, of $211.9 million was determined as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Value of portion of Styleclick.com acquired in the merger...     $121,781
Additional cash and promotional investment by USA...........       50,000
Fair value of outstanding "in the money options" and
  warrants of Styleclick.com................................       37,989
Transaction costs...........................................        2,144
                                                                 --------
Total acquisition costs.....................................     $211,914
                                                                 --------

    The fair value of Styleclick.com was based on the fair value of $15.78 per share times 7.7 million shares outstanding. Fair value of the shares was determined by taking an average of the opening and closing price of Styleclick.com common stock for the period just before and just after the terms of the transaction were agreed to by the Company and Styleclick.com and announced to the public. In conjunction with the transaction, the Company recorded a pre-tax gain of $104.6 million in accordance with Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary", based upon the 25% of ISN's net book value exchanged for 75% of Styleclick.com's fair value, determined based upon the fair value of Styleclick.com common stock received in the merger.

                           USANI LLC AND SUBSIDIARIES

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED)
    The Styleclick transaction has been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $170.2 million has been allocated to goodwill, which originally was being amortized over 3 years.

    In March 2001, Styleclick announced a new company organization designed to advance its offering of scaleable commerce services. The announcement included Styleclick's acquisition of the MVP.com technology platform. Also in March 2001, the Styleclick Board elected two executives of ECS to top management positions at Styleclick, and certain senior executives of Styleclick left the Company. As of December 31, 2000, as a result of the historical and anticipated operating losses of Styleclick, and the continuing evaluation of the operations and technology, Styleclick determined the goodwill recorded in conjunction with the Styleclick Merger was impaired and recorded a write-down of $145.6 million as goodwill amortization in fiscal 2000. Since the second quarter of 2001, Styleclick has focused on e-commerce services and technology while eliminating its online retail business. During this transition, Styleclick continued to incur significant net losses from operations that raise substantial doubt about Styleclick's ability to continue as a going concern. Styleclick is considering its options with respect to the situation.

BUSINESS ACQUISITION PRO FORMA RESULTS

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

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Net revenues.........................................  $3,356,681   $2,692,653
Net income...........................................     321,026      351,630

NOTE 4--INTANGIBLE ASSETS

    Intangible assets represents goodwill which is amortized using the straight-line method over periods ranging from 3 to 40 years.

    Goodwill primarily relates to various transactions, and represents the excess of purchase price over the fair value of assets acquired and is net of accumulated amortization of $573.1 million and $453.6 million at December 31, 2001 and 2000, respectively.

                           USANI LLC AND SUBSIDIARIES

NOTE 5--LONG-TERM OBLIGATIONS

                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
                                                            (IN THOUSANDS)
Unsecured Senior Credit Facility ("New Facility"); with
  a $40,000,000 sub-limit for letters of credit, entered
  into February 12, 1998, which matures on December 31,
  2002. At the Company's option, the interest rate on
  borrowings is tied to the London Interbank Offered
  Rate ("LIBOR") or the Alternate Base Rate ("ABR"),
  plus an applicable margin. Interest rate at
  December 31, 2000 was 2.9%............................  $     --   $     --
$500,000,000 6 3/4% Senior Notes (the "Senior Notes")
  due November 15, 2005; interest payable May 15 and
  November 15 commencing May 15, 1999. Interest rate at
  December 31, 2001 was 6.75%...........................   498,515    498,213
Other long-term obligations maturing through 2005.......    33,909     25,903
                                                          --------   --------
Total long-term obligations.............................   532,424    524,116
Less current maturities.................................   (32,911)   (20,053)
                                                          --------   --------
Long-term obligations, net of current maturities........  $499,513   $504,063
                                                          --------   --------

On February 12, 1998, USA and USANi LLC, as borrower, entered into a credit agreement which provides for a $1.6 billion credit facility. The credit facility was used to finance the Universal Transaction and to refinance USA's then-existing $275.0 million revolving credit facility. The credit facility consists of (1) a $600.0 million revolving credit facility with a $40.0 million sub-limit for letters of credit, (2) a $750.0 million Tranche A Term Loan and,
(3) a $250.0 million Tranche B Term Loan. The Tranche A Term Loan and the Tranche B Term Loan have been permanently repaid as of December 31, 1999, as described below.

    The existing credit facility is guaranteed by certain of USA's subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin, and $595.4 million was available for borrowing as of December 31, 2001 after taking into account outstanding letters of credit. The credit facility includes covenants requiring, among other things, maintenance of specific operating and financial ratios and places restrictions on payment of certain dividends, incurrence of indebtedness and investments. The Company pays a commitment fee of .1875% on the unused portion of the credit facility. Note that with the closing of the Vivendi Transaction, the Company expects that the existing credit facility will expire.

    Aggregate contractual maturities of long-term obligations are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2002........................................................     $ 32,911
2003........................................................          748
2004........................................................           50
2005........................................................      498,715
                                                                 --------
                                                                 $532,424
                                                                 --------

                           USANI LLC AND SUBSIDIARIES

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

    Future minimum payments under non-cancelable agreements are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2002........................................................     $ 42,608
2003........................................................       23,089
2004........................................................       20,088
2005........................................................       10,480
2006........................................................        7,029
Thereafter..................................................       41,384
                                                                 --------
                                                                 $144,678
                                                                 --------

    Expenses charged to operations under these agreements were $61.8 million, $56.4 million and $46.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

    Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of December 31, 2001, the unrecorded commitments amounted to $968.0 million. Annual commitments are $153.8 million in 2002, $173.5 million in 2003, $189.1 million in 2004, $155.0 million in 2005, $112.4 million in 2006 and $184.2 million in 2007 and thereafter.

    The Company is required to provide funding, from time to time, for the operations of its investments in joint ventures accounted for under the equity method. To date, HSN has funded $125.3 million to Hot Networks, a company operating electronic retailing operations in Europe in which the Company holds an equity stake.

                           USANI LLC AND SUBSIDIARIES

NOTE 8--INVENTORIES

                                                       DECEMBER 31, 2001       DECEMBER 31, 2000
                                                     ---------------------   ---------------------
                                                     CURRENT    NONCURRENT   CURRENT    NONCURRENT
                                                     --------   ----------   --------   ----------
                                                                    (IN THOUSANDS)
Film costs:
Released, net of amortization......................  $     --    $210,325    $     --    $216,656
In process and unreleased..........................        --      25,411          --      34,713
Programming costs, net of amortization.............   209,798     248,943     172,493     178,846
Sales merchandise, net.............................   194,357          --     224,030          --
                                                     --------    --------    --------    --------
Total..............................................  $404,155    $484,679    $396,523    $430,215
                                                     --------    --------    --------    --------

    The Company estimates that approximately 90% of unamortized film costs at December 31, 2001 will be amortized within the next three years.

NOTE 9--MEMBERS' EQUITY

    On January 20, 2000, the Board of Directors declared a two-for-one stock split of USANi LLC's members' equity interests, payable in the form of a dividend to shareholders of record as of the close of business on February 10, 2000. The 100% stock dividend was paid on February 24, 2000. All share numbers give effect to such stock split.

    In connection with the Universal Transaction, the Company was formed through the authorization and issuance of three classes of shares, Class A LLC Shares, Class B LLC Shares and Class C LLC Shares. In return for LLC Shares (i) USA (and certain of its subsidiaries) contributed its assets and liabilities related to its Electronic retailing and Internet services businesses and (ii) Universal (and certain of its subsidiaries) contributed USA Cable and Studios USA. On June 30, 1998, and in connection with the Universal Transaction, Liberty purchased 30,000,000 Class C LLC Shares for $308.5 million. USA, Home Shopping, Universal and Liberty (and their respective subsidiaries) are collectively referred to herein as the "Members".

    In connection with various equity transactions at USA in 1998, Universal completed its mandatory purchase obligation in exchange for total consideration of $539.3 million in the form of $234.7 million in cash and $304.6 million applied against the deferred purchase obligations (including accrued interest).

    In 1998, Liberty exercised certain of its preemptive rights and acquired 9,394,900 shares of USA Common Stock in exchange for $93.9 million. USA contributed $93.9 million to the LLC in exchange for 9,394,900 Class A LLC Shares. In addition, Liberty exercised certain of its preemptive rights and acquired 15,774,708 Class C LLC Shares in exchange for $157.7 million in cash.

    On December 30, 1998, USA acquired from Universal an entity which owned 3,411,308 Class B LLC shares in exchange for issuing to Universal 670,000 shares of USA Class B Common Stock and 2,741,308 shares of USA Common Stock. The transaction resulted in those Class B LLC Shares being converted into Class A LLC Shares.

    In 2000, in connection with Liberty's exercise of certain of its preemptive rights, USA acquired 7,920,274 Class A LLC shares in exchange for $179.1 million. In addition, USA sold 5,836,950 Class A LLC shares back to the LLC in exchange for $129.9 million.

                           USANI LLC AND SUBSIDIARIES

NOTE 9--MEMBERS' EQUITY (CONTINUED)
    In 1999, USA acquired 7,277,290 Class A LLC shares in exchange for $120.3 million. In addition, USA acquired 11,244,900 Class A LLC shares in exchange for $48.0 million and sold 477,892 Class A LLC shares back to the LLC in exchange for $8.9 million.

    In 1999, Universal exercised certain of its preemptive rights and acquired 14,781,752 Class B LLC shares in exchange for $242.3 million.

    Each of the classes of the LLC Shares are identical in all material respects. The business and affairs of the Company are managed by Mr. Barry Diller and USA in accordance with the Governance Agreement among USA, Universal, Liberty and Mr. Diller.

    By various methods, Universal and Liberty hold the right, from time to time, to exchange Class B LLC Shares and Class C LLC Shares of the Company for either USA Common Stock or USA Class B Common Stock.

    In connection with the Vivendi Transaction, the Company expects to cancel 282,161,530 Class B LLC Shares and 45,774,708 Class C LLC Shares of the Company. In total, 327,936,238 are expected to be cancelled, with 7,079,726 exchanged for USA Common Stock.

NOTE 10--LITIGATION

    In the ordinary course of business, the Company is engaged in various lawsuits, including a certain class action lawsuit initiated in connection with the Vivendi Transaction. In the opinion of management, the ultimate outcome of the various lawsuits should not have a material impact on the liquidity, results of operations or financial condition of the Company.

NOTE 11--BENEFIT PLANS

    The Company offers various plans pursuant to Section 401(k) of the Internal Revenue Code covering substantially all full-time employees who are not party to collective bargaining agreements. The Company's share of the matching employer contributions is set at the discretion of the Board of Directors or the applicable committee thereof.

NOTE 12--STOCK OPTION PLANS

    The following describes the stock option plans. Share numbers, prices and earnings per share reflect USA's two-for-one stock split to holders of record at the close of business on February 10, 2000.

    USA has outstanding options to employees of the Company under several plans (the "Plans") which provide for the grant of options to purchase USA's common stock at not less than fair market value on the date of the grant. The options under the Plans vest ratably, generally over a range of three to five years from the date of grant and generally expire not more than 10 years from the date of grant. Five of the Plans have options available for future grants.

    USA also has outstanding options to outside directors under one plan (the "Directors Plan") which provides for the grant of options to purchase USA's common stock at not less than fair market value on the date of the grant. The options under the Directors Plan vest ratably, generally over three years from the date of grant and expire not more than 10 years from the date of grant. A summary of

                           USANI LLC AND SUBSIDIARIES

NOTE 12--STOCK OPTION PLANS (CONTINUED)
changes in outstanding options under the stock option plans following the Company's two-for-one stock split, is as follows:

                                                                  DECEMBER 31,
                                         --------------------------------------------------------------
                                                2001                  2000                 1999
                                         -------------------   ------------------   -------------------
                                                     PRICE                 PRICE                PRICE
                                          SHARES     RANGE      SHARES     RANGE     SHARES     RANGE
                                         --------   --------   --------   -------   --------   --------
                                                             (SHARES IN THOUSANDS)
Outstanding at beginning of period.....   78,053     $ 1-$37    68,330    $ 1-$37    68,916      $ 2-37
Granted or issued in connection with
  mergers..............................    5,676     $19-$28    13,445    $17-$28     8,093      $16-28
Exercised..............................   (7,016)    $ 3-$28    (1,915)   $ 3-$17    (7,881)     $ 1-13
Cancelled..............................   (1,060)    $ 5-$28    (1,807)   $ 6-$37      (798)     $ 6-18
                                         -------               -------              -------
Outstanding at end of period...........   75,653     $ 1-$28    78,053    $ 1-$28    68,330      $ 1-37
                                         -------    --------   -------    -------   -------    --------
Options exercisable....................   58,591     $ 1-$28    52,082    $ 1-$37    44,697      $ 1-37
                                         -------               -------              -------

    The weighted average exercise prices during the year ended December 31, 2001, were $22.87, $8.93 and $20.62 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $9.69.

    The weighted average exercise prices during the year ended December 31, 2000, were $20.92, $9.69 and $20.13 for options granted, options exercised and options cancelled, respectively. The weighted average fair value of options granted during the year was $8.10.

    The weighted average exercise prices during the year ended December 31, 1999, were $23.77, $6.05 and $11.56 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $9.52.

                                                 OPTIONS OUTSTANDING
                                      ------------------------------------------      OPTIONS EXERCISABLE
                                                           WEIGHTED                -------------------------
                                                            AVERAGE     WEIGHTED                    WEIGHTED
                                                           REMAINING    AVERAGE    EXERCISABLE AT   AVERAGE
                                       OUTSTANDING AT     CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICE               DECEMBER 31, 2000      LIFE        PRICE          2000         PRICE
------------------------------------  -----------------   -----------   --------   --------------   --------
                                                                  (IN THOUSANDS)
$ 0.01 to $ 5.00....................       18,043             3.9        $ 4.72        18,043        $ 4.72
$ 5.01 to $10.00....................       30,088             5.0          8.43        30,085          8.43
$10.01 to $15.00....................        4,008             6.5         12.46         2,795         12.42
$15.01 to $20.00....................        8,422             7.2         18.74         3,748         18.71
$20.01 to $25.00....................       11,462             8.4         22.81         2,294         22.50
$25.01 to $27.91....................        3,630             8.1         27.71         1,626         27.90
                                           ------                                      ------
                                           75,653             5.7         10.27        58,591          7.53
                                           ------                                      ------

    Pro forma information regarding net income and earnings per share is required SFAS 123. The information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following

                           USANI LLC AND SUBSIDIARIES

NOTE 12--STOCK OPTION PLANS (CONTINUED)
weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rates of 5.0%; a dividend yield of zero; a volatility factor of .72 .62, and .44, respectively, based on the expected market price of USA Common Stock based on historical trends; and a weighted-average expected life of the options of five years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  2001       2000       1999
                                                --------   --------   --------
                                                        (IN THOUSANDS)
Pro forma net income..........................  $264,008   $268,677   $357,900

    These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

NOTE 13--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31,
  2001:

    For the twelve months ended December 31, 2001, the Company incurred non-cash compensation expense of $9.8 million, including $4.9 million related to an agreement with and executive.

    In 2001 the Company realized pre-tax losses of $30.7 million on equity losses in unconsolidated subsidiaries, resulting primarily from HOT Networks, which operates electronic retailing operations in Europe. In 2001 the Company realized pre-tax losses of $7.9 million related to the write-off of equity investments to fair value. The write-off in equity investments was based upon management's estimate of the current value of the investments, considering the current business environment, financing opportunities of the investees, anticipated business plans and other factors. Note that the majority of investments were in Internet related companies.

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

                           USANI LLC AND SUBSIDIARIES

NOTE 13--STATEMENTS OF CASH FLOWS (CONTINUED)
    For the twelve months ended December 31, 2000, the Company incurred non-cash compensation expense of $9.7 million, including $3.8 million related to a consulting agreement with an executive.

    In 2000 the Company realized pre-tax losses of $7.9 million on equity losses in unconsolidated subsidiaries resulting primarily from HOT Networks, which operates electronic retailing operations in Europe. In d 2000 the Company also realized pre-tax losses of $35.9 million related to the write-off of equity investments to fair value. The write-off in equity investments was based upon management's estimate of the current value of the investments, considering the current business environment, financing opportunities of the investees, anticipated business plans and other factors. Note that the majority of investments were in Internet related companies.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31,
  1999:

    For the twelve months ended December 31, 1999, the Company incurred non-cash compensation expense of $6.5 million.

    In 1999, the Company acquired post-production equipment through a capital lease totaling $2.5 million.

    Supplemental disclosure of cash flow information:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
CASH PAID DURING THE PERIOD FOR:
Interest.........................................  $35,856    $35,688    $47,112
Income tax payments..............................   12,499      5,680      3,935
Income tax refund................................    1,053      1,250         --

NOTE 14--RELATED PARTY TRANSACTIONS

    As of December 31, 2001, the Company was involved in several agreements with related parties as follows:

    Universal provides certain support services to the Company under a Transition Services agreement entered into in connection with the Universal Transaction. For these services, which include use of pre-production, production and post-production facilities, information technology services, physical distribution, contract administration, legal services and office space, Universal charged the Company $7.1 million, $8.2 million and $12.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, of which $5.7 million, $4.7 million and $8.0 million was capitalized to production costs, respectively.

    Universal and the Company entered into an International Television Distribution Agreement under which the Company pays to Universal a distribution fee of 10% on all programming owned or controlled by the Company distributed outside of the United States. For the years ended December 31, 2001, 2000 and 1999, the fee totaled $13.6 million, $14.0 million and $9.0 million, respectively.

    In addition, the Company and Universal entered into a Domestic Television Distribution Agreement under which the Company distributes in the United States certain of Universal's television

                           USANI LLC AND SUBSIDIARIES

NOTE 14--RELATED PARTY TRANSACTIONS (CONTINUED) programming. For the years ended December 31, 2001, 2000 and 1999, Universal paid the Company $4.1 million, $1.5 million and $1.5 million, respectively.

    Home Shopping has affiliation agreements with USA Broadcasting ("USAB"), a wholly owned subsidiary of USA which provides for the USAB's broadcast of Home Shopping's electronic retailing programming on a full-time basis. Expense related to these affiliation agreements with USAB for the years ended December 31, 2001, 2000 and 1999 was $17.1 million, $35.0 million and $38.1 million, respectively.

    Under the USANi LLC Operating Agreement, USANi LLC is obligated to make a distribution to each of the LLC members in an amount equal to each member's share of USANi LLC's taxable income at a specified tax rate. The estimated amount for 2001 is $153.5 and is expected to be paid on February 28, 2002. In March 2000, the Company made a mandatory tax distribution payment to the partners in the amount of $118.1 million related to the year ended December 31, 1999, of which $50.1 was paid to USA. In March 1999, the Company paid $52.8 million, of which $24.0 million was paid to USA.

    In connection with the settlement of its interest in an international joint venture, the Company received $24.0 million from Universal during 2001.

NOTE 15--TRANSACTIONS WITH USA AND SUBSIDIARIES

    Advances to USA and subsidiaries generally represent net amounts transferred from the Company to USA and its subsidiaries to fund operations and other related items. Pursuant to the Investment Agreement, all excess cash held at USA and subsidiaries is transferred to the Company no less frequently than monthly and the Company may transfer funds to USA to satisfy obligations of USA and its subsidiaries. Under the Investment Agreement, transfers of cash are evidenced by a demand note and accrue interest at the Company's borrowing rate under the credit facility.

    During the year ended December 31, 2001, net transfers from USA to USANi LLC totaled approximately $547.0 million, principally due to the proceeds of $589.6 from the sale of all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations to Univision Communications Inc., and net receipts of $67.4 million and $23.8 million from USA Films and PRC, respectively. The receipts were offset by $77.8 million to fund two acquisitions by PRC and $40.9 million to fund the operations of USA's television broadcast operations, as USA continued to air HSN programming on a majority of the stations until January 2002.

    During the year ended December 31, 2000, net transfers from USANi LLC to USA totaled approximately $350.4 million, including $70.8 million related to contingent purchase price payments on the Hotel Reservations Network transaction, $69.2 million to fund the operations of USA's television broadcast operations, $50.7 million to fund the operations and acquisitions of Ticketmaster, $26.9 million to fund the operations and acquisition of PRC and $32.3 million to pay off outstanding debt of PRC at the date of acquisition, offset partially by net receipts of $25.1 million from USA Films.

    During the year ended December 31, 1999, net transfers from USANi LLC to USA totaled approximately $429.1 million, including $372.2 million related to the Hotel Reservations Network Transaction and the October Films/PFE Transaction (including $200 million advanced to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with the acquisition of

                           USANI LLC AND SUBSIDIARIES

NOTE 15--TRANSACTIONS WITH USA AND SUBSIDIARIES (CONTINUED)
October Films, in which Universal owned a majority interest, and the domestic film distribution and development business of Universal previously operated by Polygram Filmed Entertainment, Inc.), $50.9 million to fund the operations of USA's television broadcast operations, $98.6 million to repay a portion of the outstanding borrowings assumed in the October Films/PFE Transaction and $8.8 million to fund the operations of USA Films. Funds were also transferred to USA to purchase shares of treasury stock. These amounts were offset by $79.4 million and $40.0 million of funds transferred to USANi LLC from the Ticketing operations business and the Hotel reservations business, respectively. During the year ended December 31, 1998 net cash transfers totaling approximately $118.2 million were made to repay USA's revolving credit facility, repay Ticketmaster's bank credit facility, and fund the operations of USA's broadcast operation, offset by proceeds from the sale of the assets of SF Broadcasting and USA's Baltimore television station. The interest incurred on the net transfers for the years ended December 31, 2000, 1999 and 1998 was approximately $2.9 million, $7.2 million and $9.5 million, respectively.

    The Company allocates certain overhead expenses to the USA parent company based upon the fair value of services performed. Expenses allocated for the periods ended December 31, 2001, 2000 and 1999 were $8.6 million, $11.6 million and $8.6 million, respectively.

    In accordance with the Investment Agreement, certain transfers of funds between the Company and USA are not evidenced by a demand note and do not accrue interest, primarily relating to the establishment of the operations of the Company and to equity contributions.

NOTE 16--QUARTERLY RESULTS (UNAUDITED)

                                                    QUARTER         QUARTER      QUARTER     QUARTER
                                                     ENDED           ENDED        ENDED       ENDED
                                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                  ------------   -------------   --------   ---------
                                                                    (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
Net revenues....................................    $942,687       $862,646      $912,803   $904,782
Operating profit................................      96,097         92,412       107,697    114,917
Net earnings(a)(b)..............................      64,523         82,924        90,805    106,087
YEAR ENDED DECEMBER 31, 2000
Net revenues....................................    $970,939       $776,881      $799,806   $807,166
Operating profit................................     (34,826)        81,347        99,769    117,984
Net earnings(a) (c).............................     (12,045)       148,020        88,783    105,119

------------------------

(a) The Company recorded losses of $7.5 million and $0.4 million during the fourth and second quarters of 2001, respectively, related to the write-down of equity investments to fair value. The Company recorded losses of $5.4 million and $30.5 million during the fourth and third quarters of 2000, respectively, related to the write-down of equity investments to fair value.

(b) During the first quarter of 2001, the Company adopted Statement of Position 00-2, "Accounting By Producers or Distributors of Films." The Company recorded income of $6.5 million related to the cumulative effect of adoption.

(c) The quarterly results include the operations of Styleclick.com since its acquisition on July 27, 2000, and PRC since its acquisition on April 5, 2000. During the third quarter of 2000, the Company recorded a pre-tax gain of $104.6 million related to the Styleclick Transaction. During the fourth quarter of 2000, the Company recorded a pre-tax charge of $145.6 million related to the impairment of Styleclick goodwill.

                           USANI LLC AND SUBSIDIARIES

NOTE 17--INDUSTRY SEGMENTS

    The Company operates principally in five industry segments: Cable and studios, HSN-US, ECS/ Styleclick, Emerging networks and HSN-International and other.

    Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as operating income plus (1) depreciation and amortization, (2) amortization of cable distribution fees of $44.0 million, $36.3 million and $26.7 million in fiscal years 2001, 2000 and 1999, respectively (3) amortization of non-cash distribution and marketing expense and (4) disengagement expenses (described below) of $4.1 million in 2001. Adjusted EBITDA is presented here as a tool and as a valuation methodology used by management in evaluating the business. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

    The following is a reconciliation of Operating Profit to Adjusted EBITDA for 2001, 2000 and 1999.

                                                     TWELVE MONTHS ENDED
                                                         DECEMBER 31,
                                                ------------------------------
                                                  2001       2000       1999
                                                --------   --------   --------
  Operating profit............................  $411,123   $264,274   $343,595
  Depreciation and amortization...............   236,819    376,791    175,539
  Amortization of cable distribution fees.....    43,975     36,322     26,680
  Amortization of non cash compensation
    expense...................................     9,799      9,704      6,314
  Disengagement expenses......................     4,052         --         --
                                                --------   --------   --------
Adjusted EBITDA...............................  $705,768   $687,091   $552,128
                                                --------   --------   --------

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              2001         2000         1999
                                           ----------   ----------   ----------
                                                      (IN THOUSANDS)
REVENUES
Cable and studios........................  $1,633,130   $1,525,124   $1,304,683
HSN--U.S. (a)............................   1,658,904    1,533,271    1,332,911
Electronic Commerce
  Solutions/Styleclick...................      34,229       30,350       31,886
Trio, NWI, Crime, other emerging media...      24,086       20,332        1,188
HSN--International and other (b).........     272,569      245,715        8,917
Other....................................          --           --        6,894
                                           ----------   ----------   ----------
  TOTAL..................................  $3,622,918   $3,354,792   $2,686,479
                                           ----------   ----------   ----------

                           USANI LLC AND SUBSIDIARIES

NOTE 17--INDUSTRY SEGMENTS (CONTINUED)

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              2001         2000         1999
                                           ----------   ----------   ----------
                                                      (IN THOUSANDS)
OPERATING PROFIT (LOSS)
Cable and studios........................  $  486,667   $  435,116   $  320,878
HSN--U.S.(a)(c)..........................      86,825      105,152      104,963
Electronic Commerce
  Solutions/Styleclick...................     (73,145)    (230,021)     (46,588)
Trio, NWI, Crime, other emerging media...     (20,133)     (13,244)      (2,989)
HSN--International and other (b).........     (34,907)       4,641       (4,517)
Corporate & other........................     (34,184)     (37,370)     (28,152)
                                           ----------   ----------   ----------
  TOTAL..................................  $  411,123   $  264,274   $  343,595
                                           ----------   ----------   ----------

ADJUSTED EBITDA
Cable and studios........................  $  613,587   $  547,684   $  434,084
HSN--U.S.(a).............................     213,239      211,462      188,984
Electronic Commerce
  Solutions/Styleclick...................     (58,364)     (50,163)     (43,421)
Trio, NWI, Crime, other emerging media...     (11,467)      (7,120)      (2,989)
HSN--International and other (b).........     (25,306)      10,740       (4,505)
Corporate & other........................     (25,921)     (25,512)     (20,025)
                                           ----------   ----------   ----------
  TOTAL..................................  $  705,768   $  687,091   $  552,128
                                           ----------   ----------   ----------

ASSETS
Cable and studios........................  $6,189,380   $5,885,301   $5,524,236
HSN--U.S.................................   1,849,946    1,855,512    1,771,560
Electronic Commerce
  Solutions/Styleclick...................     (42,751)      36,726       28,623
Trio, NWI, Crime, other emerging media...      97,376      100,943          200
HSN--International and other.............     212,549      133,654       37,840
Corporate & other........................      99,395      (39,268)     110,467
                                           ----------   ----------   ----------
  TOTAL..................................  $8,405,895   $7,972,868   $7,472,926
                                           ----------   ----------   ----------

DEPRECIATION AND AMORTIZATION OF
  INTANGIBLES AND CABLE DISTRIBUTION FEES
Cable and studios........................  $  122,008   $  112,568   $  113,034
HSN--U.S.................................     122,115      106,059       83,796
Electronic Commerce
  Solutions/Styleclick...................      14,589      179,858        3,167
Trio, NWI, Crime, other emerging media...       8,666        6,124           --
HSN--International and other.............       9,601        6,099           12
Corporate & other........................       3,815        2,405        2,210
                                           ----------   ----------   ----------
  TOTAL..................................  $  280,794   $  413,113   $  202,219
                                           ----------   ----------   ----------

                           USANI LLC AND SUBSIDIARIES

NOTE 17--INDUSTRY SEGMENTS (CONTINUED)

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              2001         2000         1999
                                           ----------   ----------   ----------
                                                      (IN THOUSANDS)
CAPITAL EXPENDITURES
Cable and studios........................  $   12,907   $   15,229   $    6,771
HSN--U.S.................................      42,615       34,122       33,412
Electronic Commerce
  Solutions/Styleclick...................       2,292        5,047       13,657
Trio, NWI, Crime, other emerging media...          61          600           --
HSN--International and other.............       6,031       18,105       13,746
Corporate & other........................       4,590       21,723        3,095
                                           ----------   ----------   ----------
  TOTAL..................................  $   68,496   $   94,826   $   70,681
                                           ----------   ----------   ----------

------------------------

(a) Includes estimated revenue in 2000 generated by homes lost by HSN following the sale of USA Broadcasting to Univision of $6.2 million. Adjusted EBITDA for these homes is estimated at $0.9 million.

(b) Includes impact of foreign exchange fluctuations, which reduced revenue by $44.0 million and $36.3 million in 2001 and 2000, respectively, if the results are translated from Euros to U.S. dollars at a constant exchange rate, using 1999 as the base year.

(c) 2001 includes $4.1 million of costs incurred related to the disengagement of HSN from USA Broadcasting stations. Amounts primarily related to payments to cable operators and related marketing expenses in the disengaged markets.

NOTE 18--FINANCIAL INSTRUMENTS

    The additional disclosure below of the estimated fair value of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies when available. The carrying value of all current assets and current liabilities approximates fair value due to their short-term nature.

                                                   DECEMBER 31, 2001         DECEMBER 31, 2000
                                                -----------------------   -----------------------
                                                 CARRYING       FAIR       CARRYING       FAIR
                                                  AMOUNT       VALUE        AMOUNT       VALUE
                                                ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Cash and cash equivalents.....................  $  779,592   $  779,592   $   71,816   $   71,816
Long-term investments.........................      39,485       39,485       29,187       29,187
Long-term obligations.........................    (532,424)    (532,424)    (524,116)    (524,116)

NOTE 19--EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    At December 31, 2001, USA beneficially owned 46.7% of the outstanding common stock of Hot Networks AG, a German stock corporation, the subsidiaries of which operate electronic retailing operations in Europe. This investment is accounted for using the equity method. Due to the

                           USANI LLC AND SUBSIDIARIES

NOTE 19--EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED) significance of the results of Hot Networks, AG, in relation to USA's results, summary financial information for Hot Networks AG is presented below. There were no significant operations in 1999.

                                                          AS OF AND FOR THE
                                                             YEARS ENDED
                                                            DECEMBER 31,
                                                        ---------------------
                                                          2001        2000
                                                        ---------   ---------
Current assets........................................  $  17,597   $   6,943
Noncurrent assets.....................................    157,274      42,784
Current liabilities...................................     46,085      37,531
Noncurrent liabilities................................    194,249      23,668
Net sales.............................................      8,215       6,242
Gross profit..........................................        277       1,301
Net loss..............................................    (51,453)    (20,254)

    To date, the Company has contributed approximately $125.3 million, including $105.5 million in 2001, and recorded equity losses in unconsolidated subsidiaries of $30.5 million, including $27.6 million in 2001.

NOTE 20--PROGRAM RIGHTS AND FILM COSTS

    As of December 31, 2001, the liability for program rights, representing future payments to be made under program contract agreements amounted to $510.1 million. Annual payments required are $259.3 million in 2002, $156.6 million in 2003, $70.8 million in 2004, $17.0 million in 2005, $3.9 million in 2006 and
$2.5 million in 2007 and thereafter. Amounts representing interest are $48.1 million and the present value of future payments is $462.0million.

    As of December 31, 2001, the liability for film costs amounted to $95.9 million. Annual payments are $51.6 million in 2002, $42.4 million in 2003 and $1.9 million in 2004.

NOTE 21--GUARANTEE OF NOTES

    On November 23, 1998, USA and the Company completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Old Notes"). In May 1999, the Old Notes were exchanged in full for $500.0 million of new 6 3/4% Senior Notes due 2005 (the "Notes") that have terms that are substantially identical to the Old Notes. Interest is payable on the Notes on May 15 and November 15 of each year, commencing May 15, 1999. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of USA, including Holdco, a non-wholly owned, direct subsidiary of USA, and all of the subsidiaries of the Company (other than subsidiaries that are, individually and in the aggregate, inconsequential to the Company on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than Holdco) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by USA or the Company, as the case may be.

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

                           USANI LLC AND SUBSIDIARIES

NOTE 21--GUARANTEE OF NOTES (CONTINUED)
    During 2000, in conjunction with the Styleclick Transactions, Styleclick became a non-guarantor. The following information is presented as of and for the years ended December 31, 2001 and 2000:

    As of and for the year ended December 31, 2001

                                               WHOLLY
                                               OWNED
                                 USANI       SUBSIDIARY    NON-GUARANTOR                      LLC
                                  LLC        GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                              -----------   ------------   -------------   ------------   ------------
Current assets..............  $   796,233   $    926,084     $   21,419    $         --   $  1,743,736
Property and equipment
  net.......................        2,666        208,107         27,873              --        238,646
Goodwill and other
  intangible assets, net....        2,260      4,881,063         86,936              --      4,970,259
Investment in
  subsidiaries..............    5,727,463        101,680             --      (5,829,143)            --
Other assets................      540,368      2,026,746         13,100      (1,126,960)     1,453,254
                              -----------   ------------     ----------    ------------   ------------
Total assets................  $ 7,068,990   $  8,143,680     $  149,328    $ (6,956,103)  $  8,405,895
                              -----------   ------------     ----------    ------------   ------------
Current liabilities.........  $    31,135   $    960,666     $   47,804    $         --   $  1,039,605
Long-term debt, less current
  portion...................      498,515            998             --              --        499,513
Other liabilities...........         (337)       313,650            848              --        314,161
Minority interest...........           --         10,313             --           2,626         12,939
Interdivisional equity......           --      6,858,053        100,676      (6,958,729)            --
Stockholders' equity........    6,539,677             --             --              --      6,539,677
                              -----------   ------------     ----------    ------------   ------------
Total liabilities and
  shareholders' equity......  $ 7,068,990   $  8,143,680     $  149,328    $ (6,956,103)  $  8,405,895
                              -----------   ------------     ----------    ------------   ------------
Revenue.....................  $        --   $  3,565,664     $   57,254    $         --   $  3,622,918
Operating expenses..........      (34,153)    (3,029,742)      (147,900)             --     (3,211,795)
Interest expense, net.......        4,668        (34,365)           189              --        (29,508)
Gain on sale of
  securities................           --             --             --              --             --
Other income (expense),
  net.......................      261,200        (15,866)        (7,898)       (277,831)       (40,395)
Provision for income
  taxes.....................      106,154        (13,413)        (1,208)       (104,666)       (13,133)
Minority interest...........           --         (2,948)        (1,979)         14,709          9,782
                              -----------   ------------     ----------    ------------   ------------
Net (loss) income before
  cumulative effect on
  accounting change.........  $   337,869   $    469,330     $ (101,542)   $   (367,788)       337,869
Cumulative effect on
  accounting change.........        6,470          6,470             --          (6,470)         6,470
                              -----------   ------------     ----------    ------------   ------------
Net (loss) income...........  $   344,339   $    475,800     $ (101,542)   $   (374,258)  $    344,339
                              -----------   ------------     ----------    ------------   ------------
Cash flows from
  operations................  $   (24,108)  $    603,601     $  (77,354)   $         --   $    502,139
Cash flows used in investing
  activities................  $    (7,774)  $   (192,034)    $    6,223    $         --   $   (193,585)
Cash flows from financing
  activities................  $   743,684   $   (392,742)    $   50,391    $         --   $    401,333
Effect of exchange rate.....         (417)        (1,694)            --              --         (2,111)
Cash at the beginning of the
  period....................       78,079        (22,574)        16,311              --         71,816
                              -----------   ------------     ----------    ------------   ------------
Cash at the end of the
  period....................  $   789,464   $     (5,443)    $   (4,429)   $         --   $    779,592
                              -----------   ------------     ----------    ------------   ------------

                           USANI LLC AND SUBSIDIARIES

NOTE 21--GUARANTEE OF NOTES (CONTINUED)
    As of and for the year ended December 31, 2000

                                               WHOLLY
                                               OWNED
                                 USANI       SUBSIDIARY    NON-GUARANTOR                      LLC
                                  LLC        GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                              -----------   ------------   -------------   ------------   ------------
Current assets..............  $    80,996   $    884,464     $   41,018    $         --   $  1,006,478
Property and equipment
  net.......................       24,203        211,137         16,300              --        251,640
Goodwill and other
  intangible assets, net....           --      4,997,365        102,111              --      5,099,476
Investment in
  subsidiaries..............    5,596,407         99,345             --      (5,695,752)            --
Other assets................      966,855      1,653,553             --      (1,005,134)     1,615,274
                              -----------   ------------     ----------    ------------   ------------
Total assets................  $ 6,668,461   $  7,845,864     $  159,429    $ (6,700,886)  $  7,972,868
                              -----------   ------------     ----------    ------------   ------------

Current liabilities.........  $    30,517   $    873,079     $   19,681    $         --   $    923,277
Long-term debt, less current
  portion...................      498,213          5,850             --              --        504,063
Other liabilities...........           --        374,320         26,230         (23,415)       377,135
Minority interest...........           --         15,082             --          13,580         28,662
Interdivisional equity......           --      6,577,533        113,518      (6,691,051)            --
Stockholders' equity........    6,139,731             --             --              --      6,139,731
                              -----------   ------------     ----------    ------------   ------------
Total liabilities and
  shareholders' equity......  $ 6,668,461   $  7,845,864     $  159,429    $ (6,700,886)  $  7,972,868
                              -----------   ------------     ----------    ------------   ------------

Revenue.....................  $        --   $  3,308,274     $   46,518    $         --   $  3,354,792
Operating expenses..........      (37,368)    (2,766,943)      (286,207)             --     (3,090,518)
Interest expense, net.......       22,208        (30,531)            --              --         (8,323)
Gain on sale of
  securities................           --             --             --              --             --
Other income (expense),
  net.......................      345,037         (5,189)           237        (281,319)        58,766
Provision for income
  taxes.....................           --        (25,132)        (1,305)             --        (26,437)
Minority interest...........           --         (5,196)            --          46,793         41,597
                              -----------   ------------     ----------    ------------   ------------
Net (loss) income...........  $   329,877   $    475,283     $ (240,757)   $   (234,526)  $    329,877
                              -----------   ------------     ----------    ------------   ------------

Cash flows from
  operations................  $    (9,402)  $    411,291     $  (41,650)   $         --   $    360,239
Cash flows used in investing
  activities................  $    (6,061)  $   (232,255)    $   (7,484)   $         --   $   (245,800)
Cash flows from financing
  activities................  $  (128,052)  $   (228,323)    $   65,078    $         --   $   (291,297)
Effect of exchange rate.....           --          1,200             --              --          1,200
Cash at the beginning of the
  period....................      221,594         25,513            367              --        247,474
                              -----------   ------------     ----------    ------------   ------------
Cash at the end of the
  period....................  $    78,079   $    (22,574)    $   16,311    $         --   $     71,816
                              -----------   ------------     ----------    ------------   ------------

    1999 is not presented because non-guarantor subsidiaries for these periods were not material.