Form 10-Q
period 2002-03-31
USA INTERACTIVE
filed 2002-05-15
CIK 891103

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2002
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 0-20570
                            ------------------------
                                USA INTERACTIVE

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

                               USA NETWORKS, INC.
   (Former name, former address and former fiscal year, if changed since last report)
                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/    No / /

    As of May 10, 2002, the following shares of the Registrant's capital stock were outstanding:

Common Stock................................................  350,252,365
Class B Common Stock........................................   63,033,452
                                                              -----------
Total.......................................................  413,285,817
Common Stock issuable upon exchange of outstanding
  exchangeable subsidiary equity............................   33,216,607
                                                              -----------
Total outstanding Common Stock, assuming full exchange of
  Class B Common Stock and exchangeable subsidiary equity...  446,502,424
                                                              ===========

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 10, 2002 was $8,470,236,757. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

    Assuming the exchange, as of May 10, 2002, of all equity securities of subsidiaries of the Registrant exchangeable for Common Stock of the Registrant, the Registrant would have outstanding 446,502,424 shares of Common Stock with an aggregate market value of $12,702,993,959.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        USA INTERACTIVE AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Product sales...............................................  $  462,442   $  458,898
Service revenue.............................................     910,126      853,905
                                                              ----------   ----------
  Net revenue...............................................   1,372,568    1,312,803
Operating costs and expenses:
  Cost of sales-product sales...............................     301,742      306,163
  Cost of sales-service revenue.............................     348,890      292,349
  Program costs.............................................     171,820      201,337
  Selling and marketing.....................................     196,583      150,735
  General and administrative................................     102,927      103,676
  Other operating costs.....................................      27,535       28,107
  Amortization of non-cash distribution and marketing
    expense.................................................       6,964        8,017
  Amortization of non-cash compensation expense.............       3,808        2,855
  Amortization of cable distribution fees...................      13,000        8,756
  Depreciation and amortization.............................      62,853      137,599
                                                              ----------   ----------
  Total operating costs and expenses........................   1,236,122    1,239,594
                                                              ----------   ----------
  Operating profit..........................................     136,446       73,209
Other income (expense):
  Interest income...........................................       7,507        8,110
  Interest expense..........................................     (19,265)     (19,526)
  Miscellaneous.............................................     (12,132)      (6,525)
                                                              ----------   ----------
                                                                 (23,890)     (17,941)
                                                              ----------   ----------
Earnings before income taxes, minority interest and
  cumulative effect of accounting change....................     112,556       55,268
Income tax expense..........................................     (32,180)     (26,462)
Minority interest expense...................................     (54,476)     (46,189)
                                                              ----------   ----------
Earnings (loss) before cumulative effect of accounting
  change....................................................      25,900      (17,383)
Cumulative effect of accounting change, net of tax..........    (310,587)      (9,187)
                                                              ----------   ----------
NET LOSS....................................................    (284,687)  $  (26,570)
Preferred dividend..........................................      (1,967)          --
                                                              ----------   ----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS...................  $ (286,654)  $  (26,570)
                                                              ==========   ==========

INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE AVAILABLE TO COMMON SHAREHOLDERS:
Basic earnings (loss) per common share......................  $      .06   $     (.05)
Diluted earnings (loss) per common share....................  $      .05   $     (.05)
NET LOSS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS:
Basic and diluted earnings (loss) per common share..........  $     (.73)  $     (.07)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        USA INTERACTIVE AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                               MARCH 31,     DECEMBER 31,
                                                                  2002           2001
                                                              ------------   -------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                         DATA)
                                          ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $ 1,709,568     $   978,377
Restricted cash equivalents.................................       12,052           9,107
Marketable securities.......................................      226,214         171,464
Accounts and notes receivable, net of allowance of $63,037
  and $57,456, respectively.................................      668,121         672,935
Receivable from sale of USAB................................           --         589,625
Inventories, net............................................      401,550         408,306
Deferred tax assets.........................................       64,559          59,635
Other current assets, net...................................      134,599          86,783
                                                              -----------     -----------
  Total current assets......................................    3,216,663       2,976,232

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................      398,334         368,475
Buildings and leasehold improvements........................      144,474         146,162
Furniture and other equipment...............................      129,433         126,240
Land........................................................       15,675          15,665
Projects in progress........................................       33,452          45,781
                                                              -----------     -----------
                                                                  721,368         702,323
  Less accumulated depreciation and amortization............     (281,659)       (268,208)
                                                              -----------     -----------
                                                                  439,709         434,115

OTHER ASSETS
Goodwill....................................................    7,529,536       7,018,236
Intangible assets, net......................................      710,436         218,047
Cable distribution fees, net................................      202,727         158,880
Long-term investments.......................................       85,059          65,891
Notes and accounts receivable, net of current portion
  ($86,091 and $99,819, respectively, from related
  parties)..................................................      140,176         138,644
Advance to Universal........................................       19,687          39,265
Inventories, net............................................      565,907         535,555
Deferred charges and other, net.............................      115,337         118,187
                                                              -----------     -----------
                                                              $13,025,237     $11,703,052
                                                              -----------     -----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        USA INTERACTIVE AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                               MARCH 31,     DECEMBER 31,
                                                                  2002           2001
                                                              ------------   -------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                         DATA)
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $    36,091     $    34,016
Accounts payable, trade.....................................      236,412         329,043
Accounts payable, client accounts...........................      200,714         102,011
Obligations for program rights and film costs...............      227,120         272,601
Cable distribution fees payable.............................       76,553          32,795
Deferred revenue............................................      329,465         131,627
Income tax payable..........................................      191,243         221,502
Other accrued liabilities...................................      571,289         471,701
                                                              -----------     -----------
  Total current liabilities.................................    1,868,887       1,595,296
LONG-TERM OBLIGATIONS (net of current maturities)...........      544,535         544,667

OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................      297,841         285,378

OTHER LONG-TERM LIABILITIES.................................       48,410          51,354

DEFERRED INCOME TAXES.......................................       36,322         312,487

MINORITY INTEREST...........................................    4,954,997       4,968,369
STOCKHOLDERS' EQUITY
Preferred stock-$.01 par value; authorized 100,000,000
  shares; 13,120,682 and 0 shares issued and outstanding,
  respectively..............................................          131              --
Common stock-$.01 par value; authorized 1,600,000,000
  shares; issued and outstanding, 341,974,314 and
  314,704,017 shares, respectively..........................        3,419           3,147
Class B convertible common stock-$.01 par value; authorized,
  400,000,000 shares; issued and outstanding, 63,033,452
  shares....................................................          630             630
Additional paid-in capital..................................    5,541,376       3,918,401
(Accumulated deficit)/retained earnings.....................     (105,387)        181,267
Accumulated other comprehensive loss........................      (15,251)        (11,605)
Treasury stock..............................................     (145,675)       (141,341)
Note receivable from key executive for common stock
  issuance..................................................       (4,998)         (4,998)
                                                              -----------     -----------
  Total stockholders' equity................................    5,274,245       3,945,501
                                                              -----------     -----------
                                                              $13,025,237     $11,703,052
                                                              ===========     ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        USA INTERACTIVE AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                CLASS B                   RETAINED     ACCUM.
                                                                              CONVERTIBLE     ADDIT.     EARNINGS /    OTHER
                                                       PREFERRED    COMMON      COMMON       PAID-IN       ACCUM.      COMP.
                                            TOTAL        STOCK      STOCK        STOCK       CAPITAL      DEFICIT      INCOME
                                          ----------   ---------   --------   -----------   ----------   ----------   --------
                                                                             (IN THOUSANDS)
BALANCE AT DECEMBER 31, 2001............  $3,945,501     $ --       $3,147        $630      $3,918,401   $ 181,267    $(11,605)
Comprehensive loss:
  Net loss for the three months ended
    March 31, 2002......................    (284,687)      --           --          --              --    (284,687)         --
  Decrease in unrealized gains in
    available for sale securities.......        (316)      --           --          --              --          --        (316)
  Foreign currency translation..........      (3,330)      --           --          --              --          --      (3,330)
                                          ----------
Comprehensive loss......................    (288,333)
Issuance of securities in connection
  with the Expedia transaction..........   1,498,007      131          206          --       1,497,670          --          --
Issuance of common stock upon exercise
  of stock options......................      96,739       --           63          --          96,676          --          --
Income tax benefit related to stock
  options exercised.....................      19,063       --           --          --          19,063          --          --
Issuance of stock in connection with
  other transactions....................       9,571       --            5          --           9,566          --          --
Dividend on preferred stock.............      (1,967)      --           --          --              --      (1,967)         --
Purchase of treasury stock..............      (4,336)      --           (2)         --              --          --          --
                                          ----------     ----       ------        ----      ----------   ---------    --------
BALANCE AT MARCH 31, 2002...............  $5,274,245     $131       $3,419        $630      $5,541,376   $(105,387)   $(15,251)
                                          ==========     ====       ======        ====      ==========   =========    ========

                                                         NOTE
                                                      RECEIVABLE
                                                       FROM KEY
                                                      EXECUTIVE
                                                         FOR
                                                        COMMON
                                          TREASURY      STOCK
                                            STOCK      ISSUANCE
                                          ---------   ----------
                                              (IN THOUSANDS)
BALANCE AT DECEMBER 31, 2001............  $(141,341)    $(4,998)
Comprehensive loss:
  Net loss for the three months ended
    March 31, 2002......................         --          --
  Decrease in unrealized gains in
    available for sale securities.......         --          --
  Foreign currency translation..........         --          --

Comprehensive loss......................
Issuance of securities in connection
  with the Expedia transaction..........         --          --
Issuance of common stock upon exercise
  of stock options......................         --          --
Income tax benefit related to stock
  options exercised.....................         --          --
Issuance of stock in connection with
  other transactions....................         --          --
Dividend on preferred stock.............         --          --
Purchase of treasury stock..............     (4,334)         --
                                          ---------     -------
BALANCE AT MARCH 31, 2002...............  $(145,675)    $(4,998)
                                          =========     =======

    Accumulated other comprehensive income is comprised of unrealized (losses) gains on available for sale securities of $(277) and $39 at March 31, 2002 and December 31, 2001, respectively and foreign currency translation adjustments of $(14,974) and $(11,644) at March 31, 2002 and December 31, 2001, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        USA INTERACTIVE AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                 2002        2001
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Earnings (loss) before cumulative effect of accounting
    change..................................................  $   25,900   $(17,383)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................      62,853    137,599
    Amortization of cable distribution fees.................      13,000      8,756
    Amortization of program rights and film costs...........     156,348    192,583
    Amortization of deferred financing costs................         343        465
    Amortization of non-cash distribution and marketing.....       6,964      8,017
    Amortization of non-cash compensation expense...........       3,808      2,855
    Deferred income taxes...................................       9,133     (1,077)
    Equity in losses of unconsolidated affiliates...........      13,473      4,258
    Non-cash interest income................................        (235)    (1,614)
    Minority interest expense...............................      54,476     46,191
  Changes in current assets and liabilities:
    Accounts receivable.....................................      38,568    (52,398)
    Inventories.............................................       7,619     17,775
    Accounts payable........................................     (19,992)   (41,980)
    Accrued liabilities and deferred revenue................    (105,873)    80,909
    Payment for program rights and film costs...............    (219,791)  (242,170)
    Increase in cable distribution fees.....................     (12,884)      (732)
    Other, net..............................................     (37,897)   (14,866)
                                                              ----------   --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.........      (4,187)   127,188
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................     242,314    (82,253)
  Capital expenditures......................................     (28,340)   (28,850)
  Recoupment of advance to Universal........................      19,735     16,474
  Increase in long-term investments and notes receivable....        (603)   (30,619)
  (Purchase) redemption of marketable securities............     (55,154)    45,565
  Proceeds from sale of broadcast stations..................     589,625         --
  Other, net................................................     (10,146)    (4,588)
                                                              ----------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........     757,431    (84,271)
Cash flows from financing activities:
  Borrowings................................................       2,829     40,905
  Principal payments on long-term obligations...............      (1,854)    (3,368)
  Purchase of treasury stock................................      (2,895)      (646)
  Payment of mandatory tax distribution to LLC partners.....    (153,479)   (17,369)
  Proceeds from sale of subsidiary stock....................      33,566        913
  Proceeds from issuance of common stock and LLC shares.....     100,339     29,495
  Other, net................................................        (593)   (24,943)
                                                              ----------   --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.........     (22,087)    24,987
  Effect of exchange rate changes on cash and cash
    equivalents.............................................          34     (3,022)
                                                              ----------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     731,191     64,882
Cash and cash equivalents at beginning of period............     978,377    244,223
                                                              ----------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $1,709,568   $309,105
                                                              ==========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        USA INTERACTIVE AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--ORGANIZATION

    As of March 31, 2002, USA Interactive ("USA" or the "Company") (Nasdaq:
USAI) (formerly USA Networks, Inc.) was organized into two groups, the USA Interactive Group and the USA Entertainment Group. The USA Interactive Group consists of Home Shopping Network (including HSN International and HSN.com); Ticketmaster (Nasdaq: TMCS), which operates Ticketmaster, Ticketmaster.com, Citysearch and Match.com; Hotels.com (Nasdaq: ROOM) (formerly Hotel Reservations Network, Inc.); Expedia, Inc. (as of February 4, 2002) (Nasdaq: EXPE); Electronic Commerce Solutions; Styleclick (OTC: IBUY); and Precision Response Corporation; and The USA Entertainment Group consists of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. USA Entertainment was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002. See Note 10 for further discussion of the VUE transaction.

    On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia through a merger of one of its subsidiaries with and into Expedia. See Note 3 for further discussion.

    A number of USA's businesses are currently held by two non-wholly owned subsidiaries, Home Shopping Network, Inc. ("Holdco") and USANi LLC. USA maintains control and management of Holdco and USANi LLC, and manages the businesses held by USANi LLC, in substantially the same manner as they would be if USA held them directly through wholly owned subsidiaries. The other principal owners of these subsidiaries were Liberty Media Corporation ("Liberty"), through its subsidiaries, and Vivendi, through Universal Studios, Inc. ("Universal") and other subsidiaries, until May 7, 2002, when USA acquired all of Liberty's and Vivendi's direct interest in USANi LLC in the Company's transaction with Vivendi. USA has the contractual right to require the exchange of the Holdco shares held by Liberty for shares of USA. Following such exchange, Holdco and USANi LLC will become wholly owned, thereby simplifying USA's corporate structure.

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 2001.

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

                        USA INTERACTIVE AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION (CONTINUED)
    Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, program rights and film cost amortization, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, estimates of film revenue ultimates and various other operating allowances and accruals.

NEW ACCOUNTING PRONOUNCEMENTS

    ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective January 1, 2002, USA adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. As previously discussed, USA recorded a pre-tax write-off before minority interest of $499 million related to the Citysearch and Precision Response ("PRC") businesses. Although Citysearch and PRC are expected to generate positive cash flows in the future, due to cash flow discounting techniques to estimate fair value as required by the new rules, the future estimated discounted cash flows do not support current carrying values. The Citysearch write-off was $115 million, and the PRC write-off was $384 million. Goodwill amortization recorded in the three months ended March 31, 2001 was $83.4 million, including $30.6 million related to USA Entertainment.

    Adoption of the new standard resulted in a one-time, non-cash after-tax expense of $310.6 million. The expense is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. See
Note 7 for additional information.

    IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of for sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier applications encouraged. As a result of its adoption of SFAS 144, the Company has not presented the operating results of the USA Entertainment Group as discontinued operations as of and for the three months ended March 31, 2002.

    ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS

    The Company adopted SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2") during the three months ended March 31, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs

                        USA INTERACTIVE AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION (CONTINUED)
and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies.

    SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash after-tax expense of $9.2 million. The expense is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2002 presentation.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10-K") for a summary of all significant accounting policies.

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

    The aggregate purchase price, including transaction costs, was $1.5 billion.

    The Expedia transaction has been accounted for under the purchase method of accounting by USA. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed

                        USA INTERACTIVE AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED) based on their respective fair values at the date of purchase. In order to complete its assessment, USA is in the process of obtaining an independent valuation of the assets and liabilities acquired, including the identification of intangible assets other than goodwill. Although it has not completed its assessment, USA has preliminarily identified $567.3 million of intangible assets other than goodwill. USA will complete its assessment of intangibles acquired by the second quarter of 2002. The unallocated excess of acquisition costs over net assets acquired of $804.7 million was allocated to goodwill. Intangible assets without indefinite lives will be amortized over a period of 3 to 10 years, and include technology, distribution agreements, customer lists and supplier relationships. Assets and liabilities of Expedia as of the acquisition date, including the preliminary application of purchase accounting by USA, consist of the following:

                                                              (IN THOUSANDS)
                                                              --------------
Current assets..............................................    $ 320,224
Non-current assets..........................................       34,528
Goodwill and indefinite lived intangible assets.............    1,201,504
Intangible assets...........................................      252,400
Current liabilities.........................................      206,497
Non-current liabilities.....................................       87,072

    The following unaudited pro forma condensed consolidated financial information for the three months ended March 31, 2002 and 2001, is presented to show the results of the Company, as if the Expedia Transaction and the merger of Ticketmaster and Ticketmaster Online Citysearch, which did not impact revenues or operating profit, but rather minority interest and income taxes, had occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to intangible assets, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                          2002          2001
                                                       -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER
                                                              SHARE DATA)
Net revenues.........................................  $1,408,912    $1,370,025
Earnings (loss) before cumulative effect of
  accounting change..................................      24,691       (33,595)
Basic and diluted loss before cumulative effect of
  accounting change per common share.................        0.05         (0.09)

NOTE 4--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002:

    For the three months ended March 31, 2002, interest accrued on the $200.0 million advance to Universal amounted to $0.3 million.

    For the three months ended March 31, 2002, the Company incurred non-cash distribution and marketing expense of $7.0 million.

                        USA INTERACTIVE AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001:

    For the three months ended March 31, 2001, interest accrued on the $200.0 million advance to Universal amounted to $1.6 million.

    For the three months ended March 31, 2001, the Company incurred non-cash distribution and marketing expense of $8.0 million.

NOTE 5--INDUSTRY SEGMENTS

    As of March 31, 2002, USA was organized into two groups, the Interactive Group and the Entertainment Group. The USA Interactive Group consists of Home Shopping Network (including HSN International and HSN.com); Ticketmaster (Nasdaq: TMCS), which operates Ticketmaster, Ticketmaster.com, Citysearch and Match.com; Hotels.com (Nasdaq: ROOM); Electronic Commerce Solutions; Styleclick (OTC: IBUY); and Precision Response Corporation. The USA Entertainment Group consists of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films.

    Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as operating profit plus
(1) depreciation and amortization, (2) amortization of cable distribution fees of $13.0 million and $8.8 million in the three months ended March 31, 2002 and 2001, respectively (3) amortization of non-cash distribution and marketing expense and (4) disengagement expenses of $11.5 million in 2002. Adjusted EBITDA is presented here as a tool and as a valuation methodology used by management in evaluating the business. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

    The following is a reconciliation of Operating Profit to Adjusted EBITDA for the three months ended March 31, 2002 and 2001.

                        USA INTERACTIVE AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--INDUSTRY SEGMENTS (CONTINUED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
REVENUES:
Cable and studios...........................................  $  367,259   $  434,972
HSN--U.S.(a)................................................     395,326      385,372
Ticketing...................................................     153,379      150,109
Hotels.com..................................................     165,712      105,286
Expedia.....................................................      80,519           --
Precision Response..........................................      70,089       80,692
Match.com...................................................      25,265        8,544
Citysearch and related......................................       7,275       12,384
Electronic Commerce Solutions/Styleclick....................      12,084        8,572
HSN--International and other(b).............................      64,989       69,703
USA Films...................................................      30,743       51,006
Trio, NWI, Crime, other emerging media......................       6,976        6,163
Intersegment Elimination....................................      (7,048)          --
                                                              ----------   ----------
    TOTAL...................................................  $1,372,568   $1,312,803
                                                              ==========   ==========
OPERATING PROFIT (LOSS):
  Cable and studios.........................................  $  123,210   $  134,602
  HSN--U.S.(a)(c)...........................................      21,691       23,001
  Ticketing.................................................      19,344       10,585
  Hotels.com................................................      18,768          595
  Expedia...................................................      12,874           --
  Precision Response........................................      (3,203)      (5,637)
  Match.com.................................................       5,625       (4,685)
  Citysearch and related....................................     (24,429)     (42,603)
  Electronic Commerce Solutions/Styleclick..................      (9,306)     (19,638)
  HSN--International and other..............................      (6,543)      (2,573)
  USA Films.................................................      (6,259)      (3,511)
  Trio, NWI, Crime, other emerging media....................      (3,637)      (4,354)
  Corporate & other.........................................     (11,689)     (12,573)
                                                              ----------   ----------
    TOTAL...................................................  $  136,446   $   73,209
                                                              ==========   ==========

                        USA INTERACTIVE AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--INDUSTRY SEGMENTS (CONTINUED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
ADJUSTED EBITDA
  Cable and studios.........................................  $  126,324   $  163,406
  HSN--U.S.(a)(c)...........................................      57,717       51,735
  Ticketing.................................................      33,685       30,233
  Hotels.com................................................      25,794       15,822
  Expedia...................................................      25,371           --
  Precision Response........................................       5,732       10,017
  Match.com.................................................       6,872          264
  Citysearch and related....................................     (10,740)     (11,751)
  Electronic Commerce Solutions/Styleclick..................      (8,465)     (16,918)
  HSN--International and other..............................      (4,851)      (1,705)
  USA Films.................................................      (6,069)      (1,033)
  Trio, NWI, Crime, other emerging media....................      (3,409)      (1,697)
  Intersegment Elimination..................................      (4,059)          --
  Corporate & other.........................................      (9,293)      (7,937)
                                                              ----------   ----------
    TOTAL...................................................  $  234,609   $  230,436
                                                              ==========   ==========

------------------------------

(a) Includes estimated revenue in 2001 generated by homes lost by HSN following the sale of USA Broadcasting to Univision of $36.2 million. Includes coupons redeemed by customers impacted by disengagement in 2002 of $0.9 million, which is reflected as an offset to revenue.

(b) Includes impact of foreign exchange fluctuations, which reduced revenues by $16.5 million and $13.7 million in 2002 and 2001, respectively, if the results are translated from Euros to U.S. dollars at a constant exchange rate, using 1999 as the base year.

(c) Includes $11.5 million of costs incurred in 2002 related to the disengagement of HSN from USA Broadcasting stations. Amounts relate to $0.9 million of coupons redeemed by customers and $10.6 million of payments to cable operators and related marketing expenses in the disengaged markets.

                        USA INTERACTIVE AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE  6--EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    At March 31, 2002, USA beneficially owned 46.7% of the outstanding common stock of Hot Networks AG, a German stock corporation, the subsidiaries of which operate electronic retailing operations in Europe. This investment is accounted for using the equity method. On May 3, 2002, USA stated that it would no longer fund HOT Networks, which entity USA does not control. The other shareholders have also terminated their funding of the venture. As of April 30, 2002, USA has a long-term receivable of $100.5 million from HOT Networks. The Company is evaluating the recoverability of this receivable, but has not completed its evaluation at this time. Home Shopping Network and the other shareholders of HOT Networks are actively discussing alternative arrangements with respect to their relationship, which may include the acquisition of additional equity by USA. Based on these discussions, the Company may determine that the carrying value of the receivable is not recoverable. Summary financial information for Hot Networks AG is presented below.

                                                         AS OF AND FOR THE
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                       2002             2001
                                                     --------         --------
                                                          (IN THOUSANDS)
Current assets.....................................  $ 25,808         $  5,932
Noncurrent assets..................................   168,993           41,344
Current liabilities................................    47,469           32,267
Noncurrent liabilities.............................   234,815           22,871
Net sales..........................................     5,069            5,931
Gross profit.......................................       277            1,236
Net loss...........................................   (27,094)         (19,250)

    Through April 30, 2002, the Company has contributed approximately
$137.5 million, including $12.2 million in April 2002, and recorded equity losses in unconsolidated subsidiaries of $39.9 million, including $12.2 million in the three months ended March 31, 2002.

    Note that USA consolidates the operations of HOT Germany, a separate entity that USA controls pursuant to a pooling agreement with Georg Kofler. Home Shopping Network, a subsidiary of USA, Georg Kofler and the other shareholders of HOT Germany are actively discussing alternative arrangements with respect to their relationship, which may include the acquisition of additional equity by USA. Home Shopping Network has guaranteed certain bank loans to Mr. Kofler by agreeing to purchase, at a price not to exceed $50 million, Mr. Kofler's shares in HOT Germany that have been pledged to the banks providing the loans in the event of a default by Mr. Kofler. The Company is evaluating these provisions at this time.

NOTE 7--GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets is comprised of goodwill of $7.5 billion, intangible assets with indefinite lives of $315.1 million related primarily to tradenames acquired in the Expedia transaction, and other intangible assets of $395.3 million. The other intangible assets relate primarily to purchased technology, distribution agreements, customer lists and supplier relationships, and include $246.0 million related to the Expedia transaction. The amounts for Expedia are preliminary at this time, as the Company has not completed its purchase price allocation. The intangible assets that do not

                        USA INTERACTIVE AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7--GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED) have indefinite lives are being amortized over periods ranging from 3 to 10 years. Amortization expense for the three months ended March 31, 2002 and 2001 was approximately $21.4 million and $19.7 million respectively. Amortization expense based on March 31, 2002 balances for the next five years is estimated to be as follows (in thousands):

Nine months ended December 31, 2002.........................  $ 80,770
Year ended December 31, 2003................................   103,393
Year ended December 31, 2004................................    89,466
Year ended December 31, 2005................................    53,484
Year ended December 31, 2006................................    50,823
Year ended December 31, 2007 and thereafter.................    17,393
                                                              --------
                                                              $395,329
                                                              ========

    Reported net loss and basic and diluted net loss per share adjusted to exclude amortization expense related to goodwill and other intangible assets with indefinite lives is as follows (in thousands, except per share data):

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              ---------   --------
Reported earnings (loss) before cumulative effect of
  accounting change.........................................  $  25,900   $(17,382)
Cumulative effect of accounting change (a)..................   (310,587)    (9,187)
                                                              ---------   --------
Reported net loss...........................................   (284,687)   (26,569)
Preferred dividend..........................................     (1,967)        --
                                                              ---------   --------
Income (loss) available to common shareholders..............   (286,654)   (26,569)
Add back goodwill amortization..............................         --     43,201
                                                              ---------   --------
Adjusted net loss...........................................  $(286,654)  $ 16,632
                                                              =========   ========
Loss per share:
Reported loss available to common shareholders before
  cumulative effect of accounting change....................       0.06      (0.05)
Cumulative effect of accounting change......................      (0.79)     (0.02)
                                                              ---------   --------
Reported basic and diluted net loss per share...............      (0.73)     (0.07)
Add back: goodwill amortization........................... \         --       0.11
                                                              ---------   --------
Adjusted basic and diluted net loss per share...............      (0.73)      0.04
                                                              =========   ========

------------------------

    (a) Cumulative effect of accounting change in 2002 relates to the adoption of FAS 142, while the effect in 2001 relates to the adoption of SOP 00-2, Accounting by Producers or Distributors of Films.

                        USA INTERACTIVE AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7--GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill for the three months ended March 31, 2002 (in thousands):

                                                                              ADOPTION
                                                BALANCE AT          FX           OF         BALANCE AT
                                              JANUARY 1, 2002   TRANSLATION    FAS 142    MARCH 31, 2002
                                              ---------------   -----------   ---------   --------------
Cable and studios...........................    $3,694,189         $ --       $      --     $3,694,189
Emerging networks...........................        87,540           --              --         87,540
Filmed entertainment........................       160,676           --              --        160,676
HSN-US......................................     1,174,652           --              --      1,174,652
Ticketing operations........................       722,786          568              --        723,354
Hotels.com..................................       362,585           --              --        362,585
Expedia.....................................             0           --              --        954,181
Precision Response..........................       696,809           --        (384,455)       312,354
Citysearch and related......................        58,994           --         (58,994)            --
Match.com...................................        45,738           --              --         45,738
ECS.........................................             0           --              --             --
Styleclick..................................             0           --              --             --
HSN-International...........................        14,267           --              --         14,267
                                                ----------         ----       ---------     ----------
                                                $7,018,236         $568       $(443,449)    $7,529,536
                                                ==========         ====       =========     ==========

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

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
                                                              (IN THOUSANDS)
Net sales.................................................    $823      $2,657
Operating expenses........................................      42       2,527
Operating income..........................................     781         130
Net income................................................     639       1,326

                        USA INTERACTIVE AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 8--SAVOY SUMMARIZED FINANCIAL INFORMATION (CONTINUED)
SUMMARY CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,   DECEMBER 31,
                                                          2002          2001
                                                        ---------   ------------
                                                             (IN THOUSANDS)
Current assets........................................   $10,707       $10,709
Non-current assets....................................    54,655        53,563
Current liabilities...................................     4,851         4,861
Non-current liabilities...............................    44,791        44,530

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

                        USA INTERACTIVE AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 9-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)
    As of and for the Three Months Ended March 31, 2002

                                                                           WHOLLY
                                                                           OWNED
                                                              USANI      SUBSIDIARY   NON-GUARANTOR                      USA
                                     USA         HOLDCO        LLC       GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                  ----------   ----------   ----------   ----------   -------------   ------------   ------------
Current assets..................  $       --   $       --   $1,049,790   $  884,173    $1,263,338     $     19,362   $ 3,216,663
Property and equipment, net.....          --           --       23,991      190,095       225,623               --       439,709
Goodwill and other intangible
  assets, net...................   1,430,535           --        2,131    4,838,686     1,968,620               --     8,239,972
Investment in subsidiaries......   3,762,950    1,068,812    7,074,552      102,031            --      (12,008,345)           --
Other assets....................     178,356           --       36,332      978,884     1,376,426       (1,441,105)    1,128,893
Net non-current assets on
  discontinued operations.......          --           --           --           --            --               --            --
                                  ----------   ----------   ----------   ----------    ----------     ------------   -----------
Total assets....................  $5,371,841   $1,068,812   $8,186,796   $6,993,869    $4,834,007     $(13,430,088)  $13,025,237
                                  ==========   ==========   ==========   ==========    ==========     ============   ===========
Current liabilities.............  $   97,596   $       --   $   30,205   $  750,157    $  919,447     $     71,482   $ 1,868,887
Long-term debt, less current
  portion.......................          --           --      498,590           34        45,911               --       544,535
Other liabilities...............          --           --    1,627,118      435,347       618,631       (2,298,523)      382,573
Minority interest...............          --           --     (414,946)     167,972       339,449        4,862,522     4,954,997
Interdivisional equity..........          --           --           --    5,640,359     2,910,569       (8,550,928)           --
Stockholders' equity............   5,274,245    1,068,812    6,445,829           --            --       (7,514,641)    5,274,245
                                  ----------   ----------   ----------   ----------    ----------     ------------   -----------
Total liabilities and
  shareholders' equity..........  $5,371,841   $1,068,812   $8,186,796   $6,993,869    $4,834,007     $(13,430,088)  $13,025,237
                                  ==========   ==========   ==========   ==========    ==========     ============   ===========
Revenue.........................  $       --   $       --   $       --   $  772,419    $  618,272     $    (18,123)  $ 1,372,568
Operating expenses..............         894           --       (8,245)    (641,544)     (604,945)          17,718    (1,236,122)
Interest expense, net...........       4,085           --       (8,569)      (8,506)          827              405       (11,758)
Miscellaneous...................      20,921       26,823       98,506          417       (10,827)        (147,972)      (12,132)
Provision for income taxes......          --           --           --      (16,989)      (15,191)              --       (32,180)
Minority interest...............          --           --           --      (48,694)       (2,284)          (3,498)      (54,476)
                                  ----------   ----------   ----------   ----------    ----------     ------------   -----------
Net income (loss) from
  continuing operations.........      25,900       26,823       81,692       57,103       (14,148)        (151,470)       25,900
Net loss from cumulative effect
  of accounting change..........    (310,587)          --           --           --      (310,587)         310,587      (310,587)
                                  ----------   ----------   ----------   ----------    ----------     ------------   -----------
Net earnings (loss).............  $ (284,687)  $   26,823   $   81,692   $   57,103    $ (324,735)    $    159,117   $  (284,687)
                                  ==========   ==========   ==========   ==========    ==========     ============   ===========
Cash flows from operations......  $  457,217   $       --   $ (605,653)  $  (26,311)   $  170,560     $         --   $    (4,187)
Cash flows used in investing
  activities....................     (33,841)          --      591,191      (12,255)      165,336           47,000       757,431
Cash flows from financing
  activities....................    (423,376)          --      316,103       24,939       107,247          (47,000)      (22,087)
Effect of exchange rate.........          --           --           --           14            20               --            34
Cash at the beginning of the
  period........................      (1,544)          --      789,464      (12,416)      202,873               --       978,377
                                  ----------   ----------   ----------   ----------    ----------     ------------   -----------
Cash at the end of the period...  $   (1,544)  $       --   $1,091,105   $  (26,029)   $  646,036     $         --   $ 1,709,568
                                  ==========   ==========   ==========   ==========    ==========     ============   ===========

                        USA INTERACTIVE AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 9-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)
    For the Three Months Ended March 31, 2001

                                                                   WHOLLY
                                                                   OWNED
                                                       USANI     SUBSIDIARY   NON-GUARANTOR                      USA
                                  USA       HOLDCO      LLC      GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                --------   --------   --------   ----------   -------------   ------------   ------------
Revenue.......................  $     --   $    --    $     --    $829,780      $483,164        $    (141)    $1,312,803
Operating expenses............    (2,519)       --      (9,765)   (684,039)     (543,412)             141     (1,239,594)
Interest expense, net.........    (6,930)       --       3,228      (8,164)          450               --        (11,416)
Miscellaneous.................    (7,934)   26,465     112,624       1,496        (8,021)        (131,155)        (6,525)
Provision for income taxes....        --        --          --     (19,777)       (6,685)              --        (26,462)
Minority interest.............        --        --          --     (65,239)       19,050               --        (46,189)
                                --------   -------    --------    --------      --------        ---------     ----------
Net (loss) income from
  continuing operations.......   (17,383)   26,465     106,087      54,057       (55,454)        (131,155)       (17,383)
Net (loss) income from
  cumulative effect of
  accounting change...........    (9,187)       --          --       2,438       (11,625)           9,187         (9,187)
                                --------   -------    --------    --------      --------        ---------     ----------
Net earnings (loss)...........  $(26,570)  $26,465    $106,087    $ 56,495      $(67,079)       $(121,968)    $  (26,570)
                                ========   =======    ========    ========      ========        =========     ==========
Cash flows from operations....  $ (5,031)  $    --    $  2,081    $ 90,048      $ 40,090        $      --     $  127,188
Cash flows used in investing
  activities..................    16,399        --        (377)    (22,595)      (77,698)              --        (84,271)
Cash flows from financing
  activities..................   (11,368)       --      24,720     (76,105)       87,740               --         24,987
Effect of exchange rate.......        --        --        (139)        195        (3,078)              --         (3,022)
Cash at the beginning of the
  period......................        --        --      78,079     (28,949)      195,093               --        244,223
                                --------   -------    --------    --------      --------        ---------     ----------
Cash at the end of the
  period......................  $     --   $    --    $104,364    $(37,406)     $242,147        $      --     $  309,105
                                ========   =======    ========    ========      ========        =========     ==========

NOTE 10--SUBSEQUENT EVENTS

CONTRIBUTION OF THE USA ENTERTAINMENT GROUP TO VUE

    On May 7, 2002, USA completed its previously announced transaction with Vivendi to create a joint venture called Vivendi Universal Entertainment ("VUE") (the "VUE Transaction"). VUE is controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA.

    In connection with the Vivendi Transaction, USA and its subsidiaries received the following at the closing: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period,
(ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B

                        USA INTERACTIVE AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 10--SUBSEQUENT EVENTS (CONTINUED)
common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests that were exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with a related transaction. In connection with the transaction, USA has retired approximately 321 million shares previously owned by Vivendi, thereby reducing USA's fully diluted shares to 477 million shares.

    Related to the transaction, Liberty exchanged 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transferred to Universal 25,000,000 shares of USA common stock, its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

    USA contributed to VUE USA Cable, which includes USA Network, SCI FI Channel, TRIO and Newsworld International; Studios USA, which produces and distributes television programming; USA Films, which produces and distributes films. Vivendi contributed the film, television and theme park businesses of its subsidiary, Universal Studios, Inc. In addition, USA issued to Universal ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Barry Diller, USA's chairman and chief executive officer, will receive a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million, in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months. The transaction has been accounted for as an asset sale. The after-tax gain associated with this transaction is preliminarily estimated at $3.5 billion.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

    As of March 31, 2002 USA Interactive ("USA" or the "Company") (Nasdaq: USAI) (formerly USA Networks, Inc.) was organized into two groups, the USA Interactive Group and the USA Entertainment Group. The USA Interactive Group consists of Home Shopping Network (including HSN International and HSN.com); Ticketmaster (Nasdaq: TMCS), which operates Ticketmaster, Ticketmaster.com, Citysearch and Match.com; Hotels.com (Nasdaq: ROOM); Expedia, Inc. (as of February 4, 2002) (Nasdaq: EXPE); Electronic Commerce Solutions; Styleclick (OTC: IBUY); and Precision Response Corporation; and The USA Entertainment Group consists of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. Note that USA Entertainment was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002. See below for further discussion.

    On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia through a merger of one of its subsidiaries with and into Expedia. Immediately following the merger, USA owned all of the outstanding shares of Expedia Class B common stock, representing approximately 64.2% of Expedia's then outstanding shares, and 94.9% of the voting interest in Expedia. On
February 20, 2002, USA acquired 936,815 shares of Expedia common stock, increasing USA's ownership to 64.6% of Expedia's the then outstanding shares, with USA's voting percentage remaining at 94.9%. In the merger, USA issued to former holders of Expedia common stock who elected to receive USA securities an aggregate of 20.6 million shares of USA common stock, 13.1 million shares of $50 face value 1.99% cumulative convertible preferred stock of USA and warrants to acquire 14.6 million shares of USA common stock at an exercise price of $35.10. Expedia continues to trade on Nasdaq under the symbol "EXPE," the USA cumulative preferred stock trades on OTC under the symbol "USAIP" and the USA warrants trade on Nasdaq under the symbol "USAIW."

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

    A number of USA's businesses are currently held by two non-wholly owned subsidiaries, Home Shopping Network, Inc. ("Holdco") and USANi LLC. USA maintains control and management of Holdco and USANi LLC, and manages the businesses held by USANi LLC, in substantially the same manner as they would be if USA held them directly through wholly owned subsidiaries. The other principal owners of these subsidiaries were Liberty Media Corporation ("Liberty"), through its subsidiaries and Vivendi, through Universal Studios, Inc. ("Universal") and other subsidiaries, until May 7, 2002, when USA acquired all of Liberty's and Vivendi's direct interest in USANi LLC in the VUE Transaction (defined below). USA has the contractual right to require the exchange of the Holdco shares held by Liberty for shares of USA. Following such exchange and after giving effect to the Vivendi Transaction, Holdco and USANi LLC will become wholly owned, thereby simplifying USA's corporate structure.

SUBSEQUENT EVENTS

CONTRIBUTION OF THE USA ENTERTAINMENT GROUP TO VUE

    On May 7, 2002, USA completed its previously announced transaction with Vivendi to create a joint venture called Vivendi Universal Entertainment ("VUE") (the "VUE Transaction"). VUE is controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA.

    In connection with the Vivendi Transaction, USA and its subsidiaries received the following at the closing: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period,
(ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests that were exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with a related transaction. In connection with the transaction, USA has retired approximately 321 million shares previously owned by Vivendi, thereby reducing USA's fully diluted treasury method shares to 477 million shares.

    Related to the transaction, Liberty exchanged 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transferred to Universal 25,000,000 shares of USA common stock, its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

    USA contributed to VUE USA Cable, which includes USA Network, SCI FI Channel, TRIO and Newsworld International; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. Vivendi contributed the film, television and theme park businesses of its subsidiary, Universal Studios, Inc. In addition, USA issued to Universal ten-year warrants to acquire shares of USA common stock as follows:
24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share;
and 12,093,547 shares at $37.50 per share. Barry Diller, USA's chairman and chief executive officer, will received a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million, in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months. The transaction has been accounted for as an asset sale. The after-tax gain associated with this transaction is preliminarily estimated at $3.5 billion. See additional pro forma financial information for USA Interactive contained herein.

ADOPTION OF NEW ACCOUNTING RULES FOR GOODWILL

    Effective January 1, 2002, USA adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. As disclosed in previous filings, USA recorded a pre-tax write-off of $499 million related to the Citysearch and Precision Response ("PRC") businesses. Although Citysearch and PRC are expected to generate positive cash flows in the future, due to cash flow discounting techniques to estimate fair value as required by the new rules, the future estimated discounted cash flows do not support current carrying values. The Citysearch write-off was $115 million, and the PRC write-off was $384 million. Goodwill amortization recorded in the three months ended March 31, 2001 was $83.4 million, including $30.6 million related to USA Entertainment.

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

    The following is a reconciliation of Operating Profit to Adjusted EBITDA for 2002 and 2001.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
Operating profit........................................  $136,446   $ 73,209
Depreciation and amortization...........................    62,853    137,599
Amortization of cable distribution fees.................    13,000      8,756
Amortization of non-cash distribution and marketing
  expense...............................................     6,964      8,017
Amortization of non-cash compensation expense...........     3,808      2,855
Disengagement expenses..................................    11,538         --
                                                          --------   --------
Adjusted EBITDA.........................................  $234,609   $230,436
                                                          ========   ========

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

THREE MONTHS ENDED MARCH 31, 2002 VS. THREE MONTHS ENDED MARCH 31, 2001

    In February 2002, the Company acquired a controlling interest in Expedia. The acquisition of Expedia resulted in increases in net revenues, operating costs and expenses, other income (expense), minority interest and income taxes. The following historical information is supplemented, where appropriate, with pro forma information. The unaudited pro forma information presented below is for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the Expedia transaction occurred as of January 1, 2001, nor is it necessarily indicative of future results of operations.

                                  INTERACTIVE

HSN--U.S.

OPERATING RESULTS

    Net revenues in 2002 increased by $9.9 million, or 2.6%, to $395.3 million from $385.4 million in 2001. The Company focused on higher margin products in 2002, resulting in an increased margin of 35.5% compared to 33.5% in 2001, at lower revenue levels. As previously disclosed, 2002 revenue was impacted by the disengagement of former USAB broadcast stations that aired Home Shopping programming that occurred in late 2001 and early 2002 (see below for further discussion). On a pro forma basis, based on the estimated impact of disengagement on the 2001 results, net revenues in 2002 increased by $47.0 million, or 13.4%, to $396.2 million from $349.2 million. For 2002, total units shipped domestically increased to 9.6 million units compared to
8.6 million units in 2001, while the on-air return rate decreased slightly to 19.0% from 19.6% in 2001. The average price point in 2002 was $45.41, compared to $50.06 in 2001, as a result of a shift from computers in 2002 to higher margin products as discussed above. Cost related to revenues and other costs and expenses for 2002 increased slightly by $4.0 million, or 1.2%, to $337.6 million from $333.6 million in 2001 due to higher sales volume. Adjusted EBITDA in 2002 increased $6.0 million, to $57.7 million from $51.7 million in 2001. Adjusted EBITDA excludes amortization of cable distribution fees of $13.0 million in 2002 and $8.8 million in 2001 and disengagement costs of $11.5 million in 2002.

DISENGAGEMENT

    As noted in the Company's previous filings, the majority of the USAB stations sold to Univision are located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN lost approximately 12 million homes and accordingly, HSN's operating results were negatively affected. Fortunately, sales from broadcast only homes are much lower than sales from cable homes. As a result, HSN's losses attributable to disengagement are expected to be limited. HSN estimates that lost sales and Adjusted EBITDA, translated on a pro forma basis for the first quarter of 2001, were $36.2 million and $6.0 million respectively. In addition, in order to effectively transfer HSN's distribution to cable (which has been accomplished), USA incurred charges of approximately $11.5 million in the form of payments to cable operators and related marketing expenses, including $0.9 million of coupon redemptions related to customers impacted by disengagement. USA expects that total disengagement expenses will be approximately $100 million ($35.9 million to be incurred in 2002). In effect these payments will reduce USA's pre-tax proceeds from the Univision transaction to $1 billion. These disengagement costs are excluded from Adjusted EBITDA. The total proceeds of $1.1 billion from the Univision transaction have been collected. The Company has supplemented its discussion of HSN's results by including a comparison of 2002 to 2001, adjusted for the estimated impact of disengagement on revenues and Adjusted EBITDA.

TICKETING OPERATIONS

    Net revenues in 2002 increased by $3.3 million, or 2.2%, to $153.4 million from $150.1 million in 2001 due to a 1.5% increase in the number of tickets sold and a slight increase in the average per ticket convenience, order processing and delivery revenue of $5.97 in 2002 compared to $5.96 in 2001, and, to a lesser extent, the impact of the acquisition of ReserveAmerica in February 2001. The gross transaction value of tickets sold in 2002 was $1.0 billion compared to $937 million in 2001. The percentage of tickets sold online in 2002 was approximately 37.8% as compared to 29.5% in 2001, which contributed to lower operating costs as a percentage of revenue and higher Adjusted EBITDA of $33.7 million in 2002, compared to $30.2 million in 2001, a 11.4% increase. Cost related to revenues and other costs and expenses in 2002 remained flat at $119.7 million in 2002 resulting primarily from the shift of revenue on-line. Adjusted EBITDA in 2002 excludes non-cash distribution and marketing expense of $0.2 million related to barter arrangements for distribution secured from third parties, for which USA Cable provides advertising.

HOTELS.COM

    Net revenues in 2002 increased by $60.4 million, or 57.4%, to $165.7 million from $105.3 million in 2001, resulting from a 76% increase in room nights sold (to 1.4 million from 0.8 million), a significant expansion of affiliate marketing programs to over 25,755 web-based and call center marketing affiliates in 2002 from 18,649 in 2001, an increase in the number of hotels in existing cities as well as expansion into 83 new cities, including 37 new international cities, and the acquisition of TravelNow in February 2001. Note that on March 25, 2002, Hotels.com launched its new brand, hotels.com, which produced 7 to 10% of its daily bookings since its launch. Cost related to revenues and other costs and expenses in 2002 increased by $50.4 million, or 56.3%, to $139.9 million from $89.5 million in 2001 due primarily due to increased sales, including an increased percentage of revenue attributable to affiliates that earn commissions (sales from affiliate websites accounted for approximately 64.3% of the total revenues, as compared to approximately 63.5% in the comparable period), increased staffing levels and systems to support increased operations, and higher marketing costs, including costs associated with the launch of hotels.com. Gross profit margin in 2002 increased to 31.5% from 30.0% due to the acquisition of TravelNow, which has higher gross margins than Hotels.com's historical business. Adjusted EBITDA in 2002 increased by $10.0 million, or 63.3%, to $25.8 million from $15.8 million in 2001. Adjusted EBITDA for 2002 and 2001 excludes non-cash distribution and marketing expense of $5.2 million and $3.9 million, respectively, related to the amortization of stock-based warrants issued to affiliates in consideration of exclusive affiliate distribution and marketing agreements. Hotels.com expects that the amount of non-cash distribution and marketing expense could grow, as certain of the warrants are performance based, the value of which is determined at the time the performance criteria are met. As Hotels.com's stock price rises, the value of the warrants also increases. In addition, Adjusted EBITDA in 2002 excludes non-cash distribution and marketing expense of $0.9 million related to cross promotion advertising provided by USA Cable.

EXPEDIA

    USA completed its acquisition of a controlling interesting Expedia on February 4, 2002. Net revenues and Adjusted EBITDA for the period February 4 to March 31, 2002 were $80.5 million and $25.4 million, respectively. Adjusted EBITDA excludes non-cash distribution and marketing expense of $1.5 million in 2002 related to cross promotion advertising provided by USA Cable and non-cash compensation of $2.5 million in 2002. On a pro forma basis, Expedia's revenue increased by $58.8 million, or 102.7%, to $116.0 million from $57.2 million in 2001, resulting from a 64% increase in total gross bookings (to $1.1 billion from $0.7 billion), a favorable trend in Expedia.com conversion rates, as it averaged 5.8% in 2002 as compared to 5.7% in 2001, and a significant increase in cumulative purchasing customers 7.6 million at the end of Q1 2002 compared to
3.6 million in at the end of Q1 2001. Cost related to revenues and other costs and expenses in 2002 increased by $28.8 million, or 54.6%, to $81.5 million from $52.7 million in 2001 due primarily due to increased sales. Note that expenses increased at a much lower rate than revenues as Expedia is realizing efficiencies of scale due to increased transaction volume at low incremental costs. Adjusted EBITDA in 2002 increased by $30.0 million to $34.5 million from $4.5 million in 2001. Adjusted EBITDA excludes non-cash distribution and marketing expense of $1.5 million in 2002 related to cross promotion advertising provided by USA Cable and non-cash compensation of $2.5 million and $6.5 million in 2002 and 2001, respectively.

PRECISION RESPONSE

    Net revenues in 2002 decreased by $10.6 million, or 13.1%, to $70.1 million from $80.7 million in 2001 primarily from the reduction in client services due to the economy related slowdown in the outsourcing of customer care programs, particularly in the telecom and financial services industries. On a sequential basis, PRC was able to increase revenues 1% from the fourth quarter of 2001. Revenue in 2002 includes $2.9 million for services provided to other USA segments. Cost related to revenues and other costs and expenses in 2002 decreased by $6.3 million, or 8.9%, to $64.4 million from $70.7 million in 2001, due primarily to the decrease in revenue. Adjusted EBITDA in 2002 decreased by $4.3 million to $5.7 million from $10.0 million in 2001.

MATCH.COM

    Net revenues in 2002 increased by $16.7 million, or 195.7%, to $25.3 million compared to $8.5 million in 2001 due to increased subscription revenue, as the personals operations had a 178% increase in the number of paid subscribers. Cost related to revenues and other costs and expenses in 2002 increased by $10.1 million to $18.4 million in 2002 from $8.3 million primarily from a new broadcast media campaign and higher operating costs to support the increased sales volumes and increased fees paid to distribution partners. Adjusted EBITDA in 2002 increased by $6.6 million to $6.9 million from $0.3 million in 2001. Adjusted EBITDA in 2002 excludes $2.7 million of non-cash distribution and marketing expense related to advertising provided by USA Cable--$1.7 million for cross promotion advertising and $1.0 million related to barter arrangements for distribution arrangements secured from unaffiliated third parties.

HSN--INTERNATIONAL AND OTHER

    HSN--International consists primarily of HSN--Germany and Home Shopping Espanol, which operates Spanish language electronic retailing operations serving customers primarily in the United States and Mexico. HSN--Germany had decreased sales of $5.6 million in 2002 as compared to 2001, related in part to a decline in the Euro, resulting in $2.8 million of lower sales upon translation from Euro to dollars, and lower sales due to the lingering effects of the conversion to a new order management system. Home Shopping Espanol had slightly increased revenues of $1.6 million, to $5.3 million in 2002 compared to $3.7 million in 2001, resulting from increased sales in existing markets and expansion into Mexico. Overall, international costs decreased $1.6 million due primarily due to lower sales volume, although gross margins declined to 29.1% from 36.2% in 2001 due to high return rates and high fulfillment costs. Adjusted EBITDA for electronic retailing in Germany decreased $3.7 million in 2002, to $1.0 million from $4.7 million in 2001, due to lower margins and higher operating expense. Adjusted EBITDA loss for Espanol and International administration, narrowed to $4.8 million in 2002 from $5.2 million, due to a reduction in the number of hours of programming produced for live airing.

CITYSEARCH AND RELATED

    Net revenues in 2002 decreased by $5.1 million to $7.3 million compared to $12.4 million in 2001 due primarily to decreased advertising revenue related to the city guides business. Cost related to revenues and other costs and expenses (including Ticketmaster corporate expenses) in 2002 decreased by $6.1 million to $18.0 million from $24.1 million in 2001. The decrease in revenues and costs reflect Citysearch's initiatives to reduce operating costs and focus on higher margin products. In January 2002, Citysearch announced a further restructuring of its operations in pursuit of its strategy to achieve breakeven financial performance in 2003 (excluding Ticketmaster corporate expenses). Adjusted EBITDA loss in 2002 narrowed by $1.0 million to $10.7 million from $11.8 million in 2001. Adjusted EBITDA in 2002 excludes $0.5 million of non-cash distribution and marketing expense related to advertising provided by USA Cable, related to barter arrangements for distribution arrangements secured from unaffiliated third parties.

ELECTRONIC COMMERCE SOLUTIONS/ STYLECLICK

    Net revenues in 2002 increased by $3.5 million to $12.1 million compared to $8.6 million in 2001 due primarily to increases in revenue of ECS of $7.3 million offset partially by lower Styleclick revenue of $3.8 million caused by the shut-down of the First Jewelry and FirstAuction.com websites. Cost related to revenues and other costs and expenses in 2002 decreased by $4.9 million, due primarily to initiatives to reduce operating costs of Styleclick. Adjusted EBITDA loss in 2002 narrowed by $8.4 million to $8.5 million in 2002 from $16.9 million in 2001. As previously disclosed, in 2001, Styleclick began to focus on e-commerce services and technology while eliminating its online retail business. During this transition, Styleclick continued to incur significant net losses from operations that raise substantial doubt about Styleclick's ability to continue as a going concern. Styleclick is considering its options with respect to the situation.

                                 ENTERTAINMENT

CABLE AND STUDIOS

    Net revenues in 2002 decreased by $67.7 million to $367.3 million from $435.0 million in 2001 due to the continued softness in the US advertising market and lower syndication revenue. Note that the cable networks provided
$3.5 million of advertising to USA affiliates in 2002. In addition, the networks recognized $8.7 million of barter revenue pursuant to agreements with unaffiliated third parties. Cost related to revenues and other costs and expenses in 2002 decreased by $30.7 million, or 11.3%, to $240.9 million from $271.6 million in 2001 due to lower revenue and efficient use of programming by Cable and increased usage of internally developed product by Cable, resulting in reduced program amortization. Adjusted EBITDA in 2002 decreased by $37.1 million, or 22.7%, to $126.3 million from $163.4 million in 2001.

EMERGING NETWORKS

    Net revenues in 2002 increased by $0.8 million to $7.0 million from $6.2 million in 2001. Cost related to revenue increased by $2.5 million to $10.4 million from $7.9 million in 2002 as compared to 2001 due primarily to higher programming costs of Trio. Adjusted EBITDA loss in 2002 increased by $1.7 million, to a loss of $3.4 million.

FILMED ENTERTAINMENT

    Net revenues in 2002 decreased by $20.3 million, or 39.7%, to $30.7 million compared to $51.0 million in 2001 due primarily to decreased theatrical, video and DVD revenues generated on TRAFFIC, which was released in 2001. Cost related to revenues and other costs and expenses in 2002 decreased by $15.2 million, due to lower film amortization costs related to TRAFFIC. Adjusted EBITDA loss in 2002 widened by $5.0 million to a loss of $6.1 million.

DEPRECIATION AND AMORTIZATION, NON-CASH COMPENSATION AND OTHER INCOME (EXPENSE)

    Depreciation and amortization decreased $74.7 million to $62.9 million from $137.6 million, due primarily to the impact of the adoption of FAS 141/ 142 in the first quarter or 2002, resulting in no goodwill amortization in 2002. Goodwill amortized in the first quarter of 2001 was $83.4 million. Amortization of non-cash compensation expense increased $0.9 million due to equity grants made after the first quarter of 2001 and the impact of Expedia, which has non-cash compensation related to options converted at the time Expedia was spun-off from Microsoft. Amortization of non-cash distribution and marketing expense decreased $1.1 million to $7.0 million, and primarily related to the amortization of warrant costs by Hotels.com. Amortization of cable distribution fees increased $4.2 million, to $13.0 million in 2002, due to increased up-front payments made to cable operators.

    For the three months ended March 31, 2002, net interest expense was $11.8 million compared to $11.4 million in 2001 primarily due to lower interest earned due to lower rates.

    In the three months ended March 31, 2002 and 2001, the Company realized pre-tax losses of $13.5 million and $4.3 million, respectively, on equity losses in unconsolidated subsidiaries resulting primarily from HOT Networks, which operates electronic retailing operations in Europe. On May 3, 2002, USA stated that it would no longer fund HOT Networks. The other shareholders have also terminated their funding of the venture. As of April 30, 2002, USA has a long-term receivable of $100.5 million from HOT Networks. The Company is evaluating the recoverability of this receivable, but has not completed its evaluation at this time. Home Shopping Network and the other shareholders of HOT Networks are actively discussing alternative arrangements with respect to their relationship, which may include the acquisition of additional equity by USA. Based on these discussions, the Company may determine that the carrying value of the receivable is not recoverable.

INCOME TAXES

    USA's effective tax rate of 55.41% for the three months ended March 31, 2002 was higher than the statutory rate due to the impact on taxable income of consolidated book losses not consolidated into taxable income and state income taxes.

MINORITY INTEREST

    Minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Holdco, the public's ownership in TMCS until January 31, 2001, the public's ownership in Ticketmaster from January 31, 2001, the public's ownership interest in Hotels.com since February 25, 2000,the public's ownership interest in Styleclick since July 27, 2000, the partners ownership interest in HSN--Germany since its consolidation as of January 1, 2000 and the public's ownership in Expedia since February 4, 2002.

    Upon completion of the Vivendi Transaction, Holdco and USA owned 100% of the member's interest in USANi LLC. USA has the contractual right to require the exchange of the Holdco shares held by Liberty for shares of USA. Following such exchange, Holdco and USANi LLC will become wholly owned, thereby simplifying USA's corporate structure. These transactions will reduce the amount of minority interest recorded by USA.

              PRO FORMA FINANCIAL INFORMATION FOR USA INTERACTIVE

    The Company has recently completed several significant transactions, including USA's acquisition of a controlling interest in Expedia (which closed February 4, 2002) and the contribution of the USA Entertainment Group to VUE (which closed May 7, 2002). We have presented below separate pro forma information for USA Interactive, reflecting the impact of the Expedia and VUE transactions as if they had occurred at the beginning of the periods presented. The pro forma combined condensed statements of operations reflects USA's unaudited statements of operations, adjusted for the pro forma effects of the contribution of the USA Entertainment Group to VUE and the acquisition of Expedia, as if such transactions had occurred at the beginning of the periods presented. The pro forma information also includes the estimated impact of disengagement of Home Shopping programming from the USAB stations for 2001.

    THE PRO FORMA COMBINED CONDENSED STATEMENTS OF OPERATIONS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS OF OPERATIONS WHICH ACTUALLY WOULD HAVE BEEN REPORTED HAD THESE TRANSACTIONS OCCURRED AS OF THE BEGINNING OF JANUARY 1, 2000, NOR ARE THEY NECESSARILY INDICATIVE OF USA INTERACTIVE'S FUTURE RESULTS OF OPERATIONS.

UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF OPERATIONS--USA INTERACTIVE

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                2002              2001
                                                             ----------         ---------
Net Revenues
  HSN -- U.S.(a)...........................................  $ 395,326          $385,372
  Ticketing................................................    153,379           150,109
  Hotels.com...............................................    165,712           105,286
  Expedia(b)...............................................    116,006            57,222
  Precision Response.......................................     70,089            80,692
  Match.com................................................     25,265             8,544
  HSN -- International and other(c)........................     64,989            69,703
  Citysearch...............................................      7,275            12,384
  ECS/ Styleclick..........................................     12,084             8,572
Intersegment elimination...................................     (2,989)               --
                                                             ---------          --------
  Total net revenues.......................................  1,007,136           877,884
                                                             =========          ========
Operating costs and expenses:
  Cost related to revenues.................................    628,134           568,167
  Other costs and expenses.................................    248,267           235,418
  Disengagement costs(d)...................................     10,681
  Amortization of non cash distribution and marketing
    expense(e).............................................     11,023             8,017
  Amortization of non cash compensation expense(f).........      4,738             9,332
  Amortization of cable distribution fees..................     13,000             8,756
  Depreciation and amortization(g).........................     66,986            64,853
  Total operating costs and expenses.......................    982,829           894,543
                                                             ---------          --------
Operating profit/(loss)....................................  $  24,307          $(16,659)
                                                             ---------          --------
Adjusted EBITDA............................................  $ 131,592          $ 74,299
                                                             =========          ========

ADJUSTED EBITDA--INTERACTIVE PRO FORMA

    The following is a reconciliation of pro forma operating profit (loss) to Adjusted EBITDA for the three months ended March 31, 2002 and 2001.

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
  Operating profit/(loss)...................................  $ 24,307    $(16,659)
  Depreciation and amortization.............................    66,986      64,853
  Amortization of cable distribution fees...................    13,000       8,756
  Amortization of non-cash distribution and marketing
    expense.................................................    11,023       8,017
  Amortization of non-cash compensation expense.............     4,738       9,332
  Disengagement expenses....................................    11,538          --
                                                              --------    --------
  Adjusted EBITDA...........................................  $131,592    $ 74,299
                                                              ========    ========

------------------------

    (a) 2001 includes estimated revenue generated by homes lost by HSN following the sale of USA Broadcasting to Univision estimated to be $36.2 million. 2002 includes coupons redeemed by customers impacted by disengagement of $0.9 million, which is reflected as an offset to revenue.

    (b) Expedia 2001 results derived from public filings, and represent results for the three months ended March 31, 2001, adjusted for acquisitions made by Expedia during the year.

    (c) Includes impact of foreign exchange fluctuations, which reduced revenues by $16.5 million and $13.7 million in 2002 and 2001, respectively, if the results are translated from Euros to U.S. dollars at a constant exchange rate, using 1999 as the base year.

    (d) Represents costs incurred related to the disengagement of HSN from USA Broadcasting stations. Amounts primarily related to payments to cable operators and related marketing expenses in the disengaged markets.

    (e) Amortization of warrants and stock issued in exchange for distribution and marketing services.

    (f) Expense related to the Company's bonus stock purchase program, restricted stock awards and certain stock option grants, as well as Expedia stock options that were converted upon the spin-off of Expedia from Microsoft.

    (g) 2001 is presented as if the new rules on goodwill amortization were in effect during the period. Accordingly, the amounts presented for 2001 have been adjusted to exclude the effect of $58.4 million of historical goodwill amortization.

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

    Net cash used by operating activities was $4.2 million for the three months ended March 31, 2002 compared to $127.2 million of proceeds for the three months ended March 31, 2001. The principle uses of operating proceeds were the payment of taxes on the USAB sale of $156.9 million and payment for program rights and film costs of $219.8 million. During the three months ended March 31, 2002 available cash and borrowings were also used to pay for acquisitions of $36.6 million, to make capital expenditures of $28.3 million and to make mandatory tax distribution payments to the LLC partners of $153.5 million. Cash acquired in the Expedia transaction was $278.9 million.

    As of March 31, 2002, the Company has $1.7 billion of cash on hand and $226.2 million of marketable securities. After the closing of the Vivendi Transaction, USA has $3.3 billion of cash on hand.

    In January 2002, the Company received the final proceeds of $589.6 million from the sale of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations. The Company completed the sale in August 2001.

    On February 12, 1998, USA and USANi LLC, as borrower, entered into a credit agreement that provided for a $1.6 billion credit facility. Of that amount, $1.0 billion was permanently repaid in prior years. The remaining
$600.0 million related to a revolving credit facility that was terminated by USA as a result of the Vivendi Transaction. As of March 31, 2002, there was $593.0 million available for borrowing after taking into account outstanding letters of credit.

    On February 28, 2002, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $153.5 million. On February 28, 2001, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $17.4 million.

    In connection with the 2000 acquisition of Universal's domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses transaction, USA advanced
$200.0 million to Universal in 2000 pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement, under which USA will distribute, in the United States and Canada, certain Polygram Filmed Entertainment, Inc. theatrical films that were not acquired in the transaction. The advance is repaid as revenues are received under the distribution agreement. Through March 31, 2002, approximately $199.8 million has been offset against the advance, including $19.7 million in 2002. Interest accrued on the loan through March 31, 2002 is approximately $19.5 million, including $0.3 million in 2002. Upon the close of the Vivendi Transaction, the balance was repaid in full.

    In July 2000, USA announced that its Board of Directors authorized the extension of the Company's stock repurchase program providing for the repurchase of up to 20 million shares of USA's common stock over an indefinite period of time, on the open market or in negotiated transactions. The amount and timing of purchases, if any, will depend on market conditions and other factors, including USA's overall capital structure. Funds for these purchases will come from cash on hand or borrowings under the Company's credit facility. During the three months ended March 31, 2002 and 2001, the Company made no purchases of its common stock through this program.

    In connection with the Vivendi Transaction, USA and its subsidiaries received the following at closing: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period,
(ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests that were exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with the transaction.

    On May 2, 2002, USA announced a redemption of the Savoy Debentures. The total amount for the redemption is $38.3 million.

    Through April 30, 2002, the Company has contributed approximately $137.5 million to HOT Networks, including $12.2 million in April 2002, and recorded equity losses in unconsolidated subsidiaries of $39.9 million, including $12.2 million in the three months ended March 31, 2002. On

May 3, 2002, USA stated that it would no longer fund HOT Networks. The other shareholders have also terminated their funding of this venture. As of April 30, 2002, USA has a long-term receivable of $100.5 million from HOT Networks. The Company is evaluating the recoverability of this receivable, but has not completed its evaluation at this time. Home Shopping Network and the other shareholders of HOT Networks are actively discussing alternative arrangements with respect to their relationship, which may include the acquisition of additional equity by USA. Based on these discussions, the Company may determine that carrying value of the receivable is not recoverable.

    Note that USA consolidates the operations of HOT Germany. Home Shopping Network, a subsidiary of USA, Georg Kofler and the other shareholders of HOT Germany are actively discussing alternative arrangements with respect to their relationship, which may include the acquisition of additional equity by USA. Home Shopping Network has guaranteed certain bank loans to Mr. Kofler by agreeing to purchase, at a price not to exceed $50 million, Mr. Kofler's shares in HOT Germany that have been pledged to the banks providing the loans in the event of a default by Mr. Kofler. The Company is evaluating these provisions at this time.

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

    In 2001, USA did not pay any cash dividends. In relation to the Expedia transaction, the Company issued approximately 13.1 million of preferred shares bearing interest at 1.99% per annum, payable quarterly in cash or stock at USA's option. If USA elects to pay cash, the amount is approximately $13.1 million on an annual basis. The first dividend was due for the period ending February 15, 2002 and USA paid approximately $0.4 million. The next dividend is due May 15, 2002, and USA expects to pay approximately $3.3 million. USA's wholly-owned subsidiaries have no material restrictions on their ability to transfer amounts to fund USA's operations.

                                  SEASONALITY

    USA's businesses are subject to the effects of seasonality. Cable and Studios revenues are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

    USA believes seasonality impacts its HSN-U.S. and HSN-International and other segments but not to the same extent it impacts the retail industry in general.

    Ticketing Operations revenues are occasionally impacted by fluctuation in the availability of events for sale to the public.

    Hotels.com and Expedia revenues are influenced by the seasonal nature of holiday travel in the markets it serves, and has historically peaked in the fall. As the business expands into new markets, the impact of seasonality is expected to lessen.

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

    At March 31, 2002, the Company's outstanding debt approximated
$580.6 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

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

    Foreign exchange gains and losses were not material to the Company's earnings for the three months ended March 31, 2002 or 2001.

EQUITY PRICE RISK

    The Company has a minimal investment in equity securities of publicly-traded companies. This investment, as of March 31, 2002, was considered available-for-sale, with the unrealized gain deferred as a component of stockholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its investment strategy.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In the lawsuit GLENN R. MATECUN, AND ALL OTHERS SIMILARLY SITUATED V. TICKETMASTER L.L.C. AND TIME, INC., under the heading of Class Action Litigation Related to Magazines Sales, previously reported in the 2001 Form 10-K, on or about May 9, 2002, plaintiff filed a Second Amended Complaint, purporting to add two additional individuals as named plaintiffs.

    The Company has described the Home Shopping Network Consumer Class Action litigation in the 2001 Form 10-K, which litigation related to an action in Illinois. In May of 2002, Home Shopping Network, Inc. and Home Shopping Club LP (the "HSN Defendants") were named as defendants in a consumer class action lawsuit entitled SUSAN DICICCO, ON BEHALF OF HERSELF AND ALL OTHERS SIMILARLY SITUATED V. HOME SHOPPING NETWORK, INC. D/B/A THE HOME SHOPPING NETWORK AND HOME SHOPPING CLUB, L.P. D/B/A THE HOME SHOPPING NETWORK, filed in the Civil Division of the Circuit Court of Pinellas County, Florida, Case No. 02-3625-CI-19. The Florida action is substantially similar to the Illinois action and is purportedly brought on behalf of consumers who were alleged to have purchased a Proteva personal computer from the HSN Defendants and experienced one of the three following conditions (a) the computer was or became defective upon purchase or sooner thereafter, (b) the HSN Defendants refused or failed to honor the rebate offer which was offered as part of the sale, or (c) the HSN Defendants refused or failed to provide customer and warranty service as purportedly advertised. In the complaint, the plaintiff asserts causes of action for deceptive trade practices in violation of the Florida Deceptive and Unfair Trade Practices Act, breach of contract, breach of express and implied warranties and unjust enrichment and seek damages, disgorgement of profits, costs and expenses (including reasonable attorneys' and experts' fees) and such other relief as the Court may deem proper. The HSN Defendants have not been served with the complaint, and when served, intend to vigorously defend the action.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
         3.1            Restated Certificate of Incorporation of USA, filed as
                        Exhibit 3.1 to USA's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended June 30, 2000, is incorporated herein by reference.

         3.2 Amendment to Restated Certificate of Incorporation of USA, filed as Exhibit A to USA's Definitive Information
                        Statement, filed on November 19, 2001, is incorporated herein by reference.

         3.3            Certificate of Ownership and Merger Merging Taiwan Travel,
                        Inc. into USA Networks, Inc.

         3.4            Amended and Restated By-Laws of USA, filed as Exhibit 3.4 to
                        USA's Form 10-K for the fiscal year ended December 31, 2001, is incorporated herein by reference.

    (b) Reports on Form 8-K filed during the quarter ended March 31, 2002.

    On January 8, 2002, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching investor presentation materials.

    On January 29, 2002, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching its interactive commerce goals.

    On January 29, 2002, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, attaching a press release announcing its results for the quarter ended

December 31, 2001, and under Item 9, Regulation FD Disclosure, attaching forward-looking financial information and supplemental information.

    On January 30, 2002, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching presentation materials.

    On February 12, 2002, USA filed a report on Form 8-K reporting under Item 2, Acquisition or Disposition of Assets, attaching two press releases announcing the completion of its acquisition of a controlling interest in Expedia, Inc. and the final exchange ratios for that transaction.

    On February 26, 2002, USA furnished a report on Form 8-K reporting under
Item 9, Regulation FD Disclosure, attaching investor presentation materials.

    On March 1, 2002, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, attaching audited financial information for USA for the year ended December 31, 2001 and for certain of its subsidiaries, USANi LLC and Home Shopping Network, Inc., and attaching Management's Discussion and Analysis for USA.

    On March 4, 2002, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching investor presentation materials.

    On March 15, 2002, USA filed a report on Form 8-K/A reporting under Item 5, Other Events and Regulation FD Disclosure, amending the Form 8-K filed on
March 1, 2002.

    On March 27, 2002, USA filed a report on Form 8-K/A reporting under Item 5, Other Events and Regulation FD Disclosure, providing supplemental information to the Form 8-Ks filed on October 24, 2001 and December 17, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2002

                                                       USA INTERACTIVE

                                                       By:               /s/ BARRY DILLER
                                                            -----------------------------------------
                                                                           Barry Diller
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----

                  /s/ BARRY DILLER
     -------------------------------------------       Chairman of the Board and       May 15, 2002
                    Barry Diller                         Chief Executive Officer

                                                       Executive Vice President
                /s/ DARA KHOSROWSHAHI                    and Chief Financial
     -------------------------------------------         Officer (Principal            May 15, 2002
                  Dara Khosrowshahi                      Financial Officer)

              /s/ WILLIAM J. SEVERANCE                 Vice President and
     -------------------------------------------         Controller (Chief             May 15, 2002
                William J. Severance                     Accounting Officer)

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
NET REVENUES
Product sales...............................................  $462,442   $458,898
Service revenue.............................................   384,192    445,884
                                                              --------   --------
  Net revenues..............................................   846,634    904,782
Operating costs and expenses:
  Cost of sales--product sales..............................   301,742    306,163
  Cost of sales--service revenue............................    11,169      3,575
  Program costs.............................................   171,820    201,337
  Selling and marketing.....................................   110,286     95,716
  General and administrative................................    64,659     80,954
  Other operating costs.....................................    27,535     34,465
  Disengagement.............................................    10,681         --
  Amortization of cable distribution fees...................    13,000      8,756
  Amortization of non-cash compensation.....................     1,024      2,512
  Depreciation and amortization.............................    18,339     56,387
                                                              --------   --------
  Total operating costs and expenses........................   730,255    789,865
                                                              --------   --------
Operating profit............................................   116,379    114,917
Other income (expense):
Interest income.............................................     1,009     12,910
Interest expense............................................   (18,028)   (17,788)
Miscellaneous...............................................   (13,307)    (7,075)
                                                              --------   --------
                                                               (30,326)   (11,953)
                                                              --------   --------
Earnings before cumulative effect of accounting change,
  income taxes and minority interest........................    86,053    102,964
Minority interest benefit (expense).........................   (44,752)   (57,496)
Income tax expense..........................................   (14,478)   (20,904)
                                                              --------   --------
Earnings before cumulative effect of accounting change......    26,823     24,564
Cumulative effect of accounting change......................        --      1,901
                                                              --------   --------
NET EARNINGS................................................  $ 26,823   $ 26,465
                                                              ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
                                 ASSETS

CURRENT ASSETS
Cash and cash equivalents...................................  $1,070,553    $  779,592
Accounts and notes receivable, net of allowance of $33,137
  and $30,586, respectively.................................     480,328       533,869
Inventories, net............................................     397,799       404,155
Deferred income taxes.......................................      19,701        11,084
Other current assets, net...................................      33,012        26,120
                                                              ----------    ----------
  Total current assets......................................   2,001,393     1,754,820
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     140,296       132,712
Buildings and leasehold improvements........................      79,478        79,043
Furniture and other equipment...............................      97,694        96,941
Land........................................................      10,386        10,386
Projects in progress........................................      30,882        40,032
                                                              ----------    ----------
                                                                 358,736       359,114
  Less accumulated depreciation and amortization............    (131,060)     (120,468)
                                                              ----------    ----------
                                                                 227,676       238,646

OTHER ASSETS
Intangible assets, net......................................   4,888,856     4,888,545
Cable distribution fees, net................................     202,727       158,880
Long-term investments.......................................      34,822        39,485
Notes and accounts receivable, net ($86,091 and $99,819,
  respectively, from related parties).......................     134,400       130,368
Inventories, net............................................     513,958       484,679
Advances to USA and subsidiaries............................    (531,926)       70,477
Deferred charges and other, net.............................      64,329        58,475
                                                              ----------    ----------
                                                              $7,536,235    $7,824,375
                                                              ==========    ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   34,096    $   32,911
Accounts payable, trade.....................................     148,044       233,063
Obligations for program rights and film costs...............     227,120       272,601
Cable distribution fees.....................................      76,553        32,795
Deferred revenue............................................      59,618        58,949
Other accrued liabilities...................................     398,437       416,212
                                                              ----------    ----------
  Total current liabilities.................................     943,868     1,046,531
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........     499,507       499,513
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, NET OF
  CURRENT...................................................     297,841       285,378
OTHER LONG-TERM LIABILITIES.................................      40,655        40,247
DEFERRED INCOME TAXES.......................................      90,117        69,397
MINORITY INTEREST...........................................   4,595,435     4,563,804
COMMITMENTS AND CONTINGENCIES...............................          --            --
Stockholders' Equity
Common Stock................................................   1,221,408     1,221,408
Additional paid-in capital..................................      70,312        70,312
Retained earnings...........................................    (213,587)       33,398
Accumulated other comprehensive income......................      (9,321)       (5,613)
                                                              ----------    ----------
  Total stockholder's equity................................   1,068,812     1,319,505
                                                              ----------    ----------
                                                              $7,536,235    $7,824,375
                                                              ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                    ADDITIONAL   RETAINED    FOREIGN CURRENCY
                                                         COMMON      PAID-IN     EARNINGS      TRANSLATION
                                            TOTAL        STOCK       CAPITAL     (DEFICIT)      ADJUSTMENT
                                          ----------   ----------   ----------   ---------   ----------------
                                                                    (IN THOUSANDS)
BALANCE AT DECEMBER 31, 2001............  $1,319,505   $1,221,408     $70,312    $  33,398       $(5,613)
COMPREHENSIVE INCOME:
Net earnings for the three months ended
  March 31, 2002........................      26,823           --          --       26,823            --
Foreign currency translation
  adjustment............................      (3,708)          --          --           --        (3,708)
                                          ----------
Comprehensive income....................      23,115
Mandatory tax distribution to LLC
  partners..............................    (273,808)          --          --     (273,808)           --
                                          ----------   ----------     -------    ---------       -------
BALANCE AT MARCH 31, 2002...............  $1,068,812   $1,221,408     $70,312    $(213,587)      $(9,321)
                                          ==========   ==========     =======    =========       =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                 2002        2001
                                                              ----------   ---------
                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings before cumulative effect of accounting
    change..................................................  $   26,823   $  24,564
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................      18,339      56,387
  Amortization of cable distribution fees...................      13,000       8,756
  Amortization of program rights and film costs.............     151,717     175,966
  Non-cash compensation.....................................       1,024       2,512
  Amortization of deferred financing costs..................         343         465
  Equity in losses of unconsolidated affiliates.............      13,459       4,773
  Minority interest (benefit) expense.......................      44,752      57,496
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................      38,826      (3,805)
  Inventories...............................................       7,524      18,463
  Accounts payable..........................................     (88,831)    (65,919)
  Accrued liabilities and deferred revenue..................     (16,150)     11,486
  Payment for program rights and film costs.................    (214,088)   (215,251)
  Increase in cable distribution fees.......................     (12,884)       (732)
  Other, net................................................     (35,213)     (4,410)
                                                              ----------   ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.........     (51,359)     70,751
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................          --      (2,348)
Capital expenditures........................................     (12,887)    (19,025)
Increase in long-term investments and notes receivable......        (603)    (30,619)
Other, net..................................................       2,192      (3,957)
                                                              ----------   ---------
NET CASH USED IN INVESTING ACTIVITIES.......................     (11,298)    (55,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................       2,857      40,244
Payment of mandatory tax distribution to LLC partners.......    (273,808)    (30,737)
Principal payments on long-term obligations.................      (1,547)     (2,433)
Repurchase of LLC shares....................................          --        (646)
Advances from (to) USA and subsidiaries.....................     529,883     (30,943)
Proceeds from issuance of LLC shares........................      96,005      29,495
Other.......................................................         323      (5,829)
                                                              ----------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........     353,713        (849)
Effect of exchange rate changes on cash and cash
  equivalents...............................................         (95)     (1,680)
                                                              ----------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     290,961      12,273
Cash and cash equivalents at beginning of period............     779,592      71,816
                                                              ----------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $1,070,553   $  84,089
                                                              ==========   =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    Home Shopping Network, Inc. (the "Company" or "Home Shopping"), is a holding company, whose subsidiary USANi LLC is engaged in diversified media and electronic commerce businesses. In December 1996, the Company consummated a merger with USA Interactive ("USA"), formerly known as USA Networks Inc. and HSN, Inc., and became a subsidiary of USA (the "Home Shopping Merger").

    As of March 31, 2002 the Company was organized into two groups, the Interactive Group and the Entertainment Group. The Interactive Group consists of Home Shopping Network (including HSN International and HSN.com; Electronic Commerce Solutions; and Styleclick (OTC: IBUY). The Entertainment Group consists of USA Cable, including USA Network and Sci Fi Channel and Emerging networks TRIO, Newsworld International, and Crime; and Studios USA, which produces and distributes television programming. USA Entertainment was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002. See Note 7 for further discussion of the VUE transaction.

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective January 1, 2002, USA adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. As disclosed in previous filings, adoption of the new standard had no impact on the

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

Company. Goodwill amortization recorded in the three months ended March 31, 2001 was $36.7 million, including $28.3 million related to USA Entertainment.

    2001 earnings, adjusted for the add back of goodwill amortization, were $42.5 million.

ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS

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

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2002 presentation.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10-K") for a summary of all significant accounting policies.

NOTE 3--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISLCOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002:

    For the three months ended March 31, 2002, the Company incurred non-cash compensation expense of $1.0 million.

    For the three months ended March 31, 2002, the Company realized pre-tax losses of $13.5 million on equity losses in unconsolidated subsidiaries, resulting primarily from HOT Networks, which operates electronic retailing operations in Europe.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001:

    For the three months ended March 31, 2001, the Company incurred non-cash compensation expense of $2.5 million.

    For the three months ended March 31, 2001, the Company realized pre-tax losses of $4.8 million on equity losses in unconsolidated subsidiaries, resulting primarily from HOT Networks, which operates electronic retailing operations in Europe.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--INDUSTRY SEGMENTS

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

    The following is a reconciliation of Operating Income to Adjusted EBITDA for 2002 and 2001.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Operating profit............................................  $116,379   $114,917
Depreciation and amortization...............................    18,339     56,387
Amortization of cable distribution fees.....................    13,000      8,756
Amortization of non cash compensation expense...............     1,024      2,512
Disengagement expenses......................................    11,538         --
                                                              --------   --------
Adjusted EBITDA.............................................  $160,280   $182,572
                                                              ========   ========
REVENUE
Cable and studios...........................................  $367,259   $434,972
HSN-U.S.(a).................................................   395,326    385,372
Electronic commerce solutions / Styleclick..................    12,084      8,572
Trio, NWI, Crime, other emerging media......................     6,976      6,163
HSN-International and other (b).............................    64,989     69,703
                                                              --------   --------
                                                              $846,634   $904,782
                                                              ========   ========
OPERATING PROFIT (LOSS)
Cable and studios...........................................  $123,210   $134,603
HSN-U.S. (a)(c).............................................    21,691     16,646
Electronic commerce solutions / Styleclick..................    (9,306)   (19,638)
Trio, NWI, Crime, other emerging media......................    (3,637)    (4,356)
HSN-International and other (b).............................    (6,543)    (2,573)
Corporate and other.........................................    (9,036)    (9,765)
                                                              --------   --------
                                                              $116,379   $114,917
                                                              ========   ========
ADJUSTED EBITDA
Cable and studios...........................................  $126,324   $163,406
HSN-U.S.(a).................................................    57,717     45,380
Electronic Commerce Solutions/Styleclick....................    (8,465)   (16,918)
Trio, NWI, Crime, other emerging media......................    (3,409)    (1,697)
HSN-International and other(b)..............................    (4,851)    (1,705)
Corporate & other...........................................    (7,036)    (5,894)
                                                              --------   --------
TOTAL.......................................................  $160,280   $182,572
                                                              ========   ========

------------------------

(a) Includes estimated revenue in 2001 generated by homes lost by HSN following the sale of USA Broadcasting to Univision of $36.2 million. Includes coupons redeemed by customers impacted by disengagement in 2002 of $0.9 million, which is reflected as an offset to revenue.

(b) Includes impact of foreign exchange fluctuations, which reduced revenues by $16.5 million and $13.7 million in 2002 and 2001, respectively, if the results are translated from Euros to U.S. dollars at a constant exchange rate, using 1999 as the base year.

(c) Includes $11.5 million of costs incurred in 2002 related to the disengagement of HSN from USA Broadcasting stations. Amounts primarily related to payments to cable operators and related marketing expenses in the disengaged markets.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    At March 31, 2002, USA beneficially owned 46.7% of the outstanding common stock of Hot Networks AG, a German stock corporation, the subsidiaries of which operate electronic retailing operations in Europe. This investment is accounted for using the equity method. On May 3, 2002, USA stated that it would no longer fund HOT Networks, which entity USA does not control. The other shareholders have also terminated their funding of the venture As of April 30, 2002, USA has a long-term receivable of $100.5 million from HOT Networks. The Company is evaluating the recoverability of this receivable, but has not completed its evaluation at this time. Home Shopping Network and the other shareholders of HOT Networks are actively discussing alternative arrangements with respect to their relationship, which may include the acquisition of additional equity by USA. Based on these discussions, the Company may determine that carrying value of the receivable is not recoverable. Summary financial information for Hot Networks AG is presented below.

                                                           AS OF AND FOR THE
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
                                                            (IN THOUSANDS)
Current assets..........................................  $ 25,808   $  5,932
Noncurrent assets.......................................   168,993     41,344
Current liabilities.....................................    47,469     32,267
Noncurrent liabilities..................................   234,815     22,871
Net sales...............................................     5,069      5,931
Gross profit............................................       277      1,236
Net loss................................................   (27,094)   (19,250)

    Through April 30, 2002, the Company has contributed approximately
$137.5 million, including $12.2 million in April 2002, and recorded equity losses in unconsolidated subsidiaries of $39.9 million, including $12.2 million in the three months ended March 31, 2002.

    Note that USA consolidates the operations of HOT Germany, a separate entity that USA controls pursuant to a pooling agreement with Georg Kofler. Home Shopping Network, a subsidiary of USA, Georg Kofler and the other shareholders of HOT Germany are actively discussing alternative arrangements with respect to their relationship, which may include the acquisition of additional equity by USA. Home Shopping Network has guaranteed certain bank loans to Mr. Kofler by agreeing to purchase, at a price not to exceed $50 million, Mr. Kofler's shares in HOT Germany that have been pledged to the banks providing the loans in the event of a default by Mr. Kofler. The Company is evaluating these provisions at this time.

NOTE 6--GUARANTEE OF NOTES

    USA issued $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). USANi LLC is a co-issuer and co-obligor of the Notes. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of USA, including the Company and all of the subsidiaries of USANi LLC (other than subsidiaries that are, individually and in the aggregate, inconsequential to USANi LLC on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than the Company) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by the Company or USANi LLC, as the case may be.

                  HOME SHOPPING NETWORK, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

NOTE 7--SUBSEQUENT EVENTS

CONTRIBUTION OF THE USA ENTERTAINMENT GROUP TO VUE

    On May 7, 2002, USA completed its previously announced transaction with Vivendi to create a joint venture called Vivendi Universal Entertainment ("VUE") (the "VUE Transaction"). VUE is controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA.

    In connection with the Vivendi Transaction, USA and its subsidiaries received the following at the closing: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period,
(ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests that were exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with a related transaction. In connection with the transaction, USA has retired approximately 321 million shares previously owned by Vivendi, thereby reducing USA's fully diluted shares to 477 million shares.

    Related to the transaction, Liberty exchanged 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transferred to Universal 25,000,000 shares of USA common stock, its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

    USA contributed to VUE USA Cable, which includes USA Network, SCI FI Channel, TRIO and Newsworld International; Studios USA, which produces and distributes television programming; USA Films, which produces and distributes films. Vivendi contributed the film, television and theme park businesses of its subsidiary, Universal Studios, Inc. In addition, USA issued to Universal ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Barry Diller, USA's chairman and chief executive officer, will receive a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million, in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months.

                           USANI LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
NET REVENUES
  Product sales.............................................  $462,442   $458,898
  Service revenue...........................................   384,192    445,884
                                                              --------   --------
  Net revenues..............................................   846,634    904,782
Operating costs and expenses:
  Cost of sales--product sales..............................   301,742    306,163
  Cost of sales--service revenue............................    11,169      3,575
  Program costs.............................................   171,820    201,337
  Selling and marketing.....................................   120,967     95,716
  General and administrative................................    64,659     80,954
  Other operating costs.....................................    27,535     34,465
  Amortization of cable distribution fees...................    13,000      8,756
  Amortization of non-cash compensation.....................     1,024      2,512
  Depreciation and amortization.............................    18,339     56,387
                                                              --------   --------
  Total operating costs and expenses........................   730,255    789,865
                                                              --------   --------
Operating profit............................................   116,379    114,917
Other income (expense):
  Interest income...........................................     1,009     12,910
  Interest expense..........................................   (18,028)   (17,788)
  Miscellaneous.............................................   (13,307)    (7,075)
                                                              --------   --------
                                                               (30,326)   (11,953)
                                                              --------   --------
Earnings before cumulative effect of accounting change,
  income taxes and minority interest........................    86,053    102,964
Minority interest benefit (expense).........................       440      2,240
Income tax expense..........................................    (4,801)    (5,587)
                                                              --------   --------
Earnings before cumulative effect of accounting change......    81,692     99,617
Cumulative effect of accounting change......................        --      6,470
                                                              --------   --------
NET EARNINGS................................................  $ 81,692   $106,087
                                                              ========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
                           ASSETS

CURRENT ASSETS
Cash and cash equivalents...................................  $1,070,553    $  779,592
Accounts and notes receivable, net of allowance of $33,137
  and $61,969, respectively.................................     480,328       533,869
Inventories, net............................................     397,799       404,155
Investments held for sale...................................          --            --
Other current assets, net...................................      33,012        26,120
                                                              ----------    ----------
  Total current assets......................................   1,981,692     1,743,736
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     140,296       132,712
Buildings and leasehold improvements........................      79,478        79,043
Furniture and other equipment...............................      97,694        96,941
Land........................................................      10,386        10,386
Projects in progress........................................      30,882        40,032
                                                              ----------    ----------
                                                                 358,736       359,114
  Less accumulated depreciation and amortization............    (131,060)     (120,468)
                                                              ----------    ----------
                                                                 227,676       238,646
OTHER ASSETS
Intangible assets, net......................................   4,970,570     4,970,259
Cable distribution fees, net................................     202,727       158,880
Long-term investments.......................................      34,822        39,485
Notes and accounts receivable, net ($86,091 and $99,819,
  respectively, from related parties).......................     134,400       130,368
Inventories, net............................................     513,958       484,679
Advances to USAI and subsidiaries...........................      80,882       581,367
Deferred charges and other, net.............................      64,329        58,475
                                                              ----------    ----------
                                                              $8,211,056    $8,405,895
                                                              ==========    ==========

              LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   34,096    $   32,911
Accounts payable, trade.....................................     148,044       233,063
Obligations for program rights and film costs...............     227,120       272,601
Cable distribution fees payable.............................      76,553        32,795
Deferred revenue............................................      59,618        58,949
Other accrued liabilities...................................     381,265       409,286
                                                              ----------    ----------
Total current liabilities...................................     926,696     1,039,605
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........     499,507       499,513
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................     297,841       285,378
OTHER LONG-TERM LIABILITIES.................................      28,432        28,783
MINORITY INTEREST...........................................      12,751        12,939
COMMITMENTS AND CONTINGENCIES...............................          --            --
MEMBERS' EQUITY
Class A (268,631,580 and 261,947,704 shares,
  respectively).............................................   2,192,794     2,090,818
Class B (282,161,532 shares)................................   2,978,635     2,978,635
Class C (45,774,708 shares).................................     466,252       466,252
Retained earnings...........................................     817,469     1,009,585
Accumulated other comprehensive loss........................      (9,321)       (5,613)
                                                              ----------    ----------
  Total members' equity.....................................   6,445,829     6,539,677
                                                              ----------    ----------
                                                              $8,211,056    $8,405,895
                                                              ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                                  (UNAUDITED)

                                                                                               FOREIGN CURRENCY
                                            CLASS A      CLASS B      CLASS C      RETAINED      TRANSLATION
                                TOTAL      LLC SHARES   LLC SHARES   LLC SHARES    EARNINGS       ADJUSTMENT
                              ----------   ----------   ----------   ----------   ----------   ----------------
                                                               (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  2001......................  $6,539,677   $2,090,818   $2,978,635    $466,252    $1,009,585       $(5,613)
COMPREHENSIVE INCOME:
  Net earnings for the three
    months ended March 31,
    2002....................      81,692           --           --          --        81,692            --
  Foreign currency
    translation
    adjustment..............      (3,708)                                                           (3,708)
                              ----------
  Comprehensive income......      77,984
                              ----------
  Issuance of LLC shares....     106,311      106,311           --          --            --            --
  Repurchase of LLC shares..      (4,335)      (4,335)          --          --            --            --
  Mandatory tax distribution
    to LLC partners.........    (273,808)          --           --          --      (273,808)           --
                              ----------   ----------   ----------    --------    ----------       -------
BALANCE AT MARCH 31, 2002...  $6,445,829   $2,192,794   $2,978,635    $466,252    $  817,469       $(9,321)
                              ==========   ==========   ==========    ========    ==========       =======

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                 2002        2001
                                                              ----------   --------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings before cumulative effect of accounting
    change..................................................  $   81,692   $ 99,617
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................      18,339     56,387
  Amortization of cable distribution fees...................      13,000      8,756
  Amortization of program rights and film costs.............     151,717    175,966
  Non-cash compensation.....................................       1,024      2,512
  Amortization of deferred financing costs..................         343        465
  Equity in losses of unconsolidated affiliates.............      13,459      4,773
  Minority interest (benefit) expense.......................        (440)    (2,240)
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................      38,826     (3,805)
  Inventories...............................................       7,524     18,463
  Accounts payable..........................................     (88,831)   (65,919)
  Accrued liabilities and deferred revenue..................     (25,827)    (3,831)
  Payment for program rights and film costs.................    (214,088)  (215,251)
  Increase in cable distribution fees.......................     (12,884)      (732)
  Other, net................................................     (35,213)    (4,410)
                                                              ----------   --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.........     (51,359)    70,751
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................          --     (2,348)
  Capital expenditures......................................     (12,887)   (19,025)
  Increase in long-term investments and notes receivable....        (603)   (30,619)
  Other, net................................................       2,192     (3,957)
                                                              ----------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................     (11,298)   (55,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................       2,857     40,244
  Payment of mandatory tax distribution to LLC partners.....    (273,808)   (30,737)
  Principal payments on long-term obligations...............      (1,547)    (2,433)
  Repurchase of LLC shares..................................          --       (646)
  Advances from (to) USA and subsidiaries...................     529,883    (30,943)
  Proceeds from issuance of LLC shares......................      96,005     29,495
  Other, net................................................         323     (5,829)
                                                              ----------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........     353,713       (849)
  Effect of exchange rate changes on cash and cash
    equivalents.............................................         (95)    (1,680)
                                                              ----------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     290,961     12,273
  Cash and cash equivalents at beginning of period..........     779,592     71,816
                                                              ----------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $1,070,553   $ 84,089
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

                           USANI LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    USANi LLC (the "Company" or "LLC"), a Delaware limited liability company, was formed on February 12, 1998 and is a subsidiary of Home Shopping
Network, Inc. ("Home Shopping" or "Holdco"), which is a subsidiary of USA Interactive (formerly, USA Networks, Inc.) ("USA"). At its formation, USA and Home Shopping contributed substantially all of the operating assets and liabilities of Home Shopping to the Company in exchange for Class A LLC Shares of the Company. On February 12, 1998, the Company acquired USA Networks (renamed USA Cable), a New York general partnership consisting of USA Network and Sci Fi Channel, as well as the domestic television production and distribution businesses of Universal Studios (the "Universal Transaction"). As of March 31, 2002 LLC was organized into two groups, the Interactive Group and the Entertainment Group. The Interactive Group consists of Home Shopping Network (including HSN International and HSN.com); Electronic Commerce Solutions; and Styleclick (OTC: IBUY). The Entertainment Group consists of USA Cable, including USA Network and Sci Fi Channel and Emerging networks TRIO, Newsworld International, and Crime; and Studios USA, which produces and distributes television programming. USA Entertainment was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002. See Note 7 for further discussion of the VUE transaction.

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 2001.

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

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective January 1, 2002, USA adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. As disclosed in previous filings, adoption of the new standard had no impact on the Company. Goodwill amortization recorded in the three months ended March 31, 2001 was $36.7 million, including $28.3 million related to USA Entertainment.

    2001 earnings, adjusted for the add back of goodwill, were $142.8 million.

ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS

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

    SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash after-tax benefit of $6.5 million. The expense is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2002 presentation.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10-K") for a summary of all significant accounting policies.

NOTE 3--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISLCOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED
  MARCH 31, 2002:

    For the three months ended March 31, 2002, the Company incurred non-cash compensation expense of $1.0 million.

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--STATEMENTS OF CASH FLOWS (CONTINUED)
    For the three months ended March 31, 2002, the Company realized pre-tax losses of $13.5 million on equity losses in unconsolidated subsidiaries, resulting primarily from HOT Networks, which operates electronic retailing operations in Europe.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED
  MARCH 31, 2001:

    For the three months ended March 31, 2001, the Company incurred non-cash compensation expense of $2.5 million.

    For the three months ended March 31, 2001, the Company realized pre-tax losses of $4.8 million on equity losses in unconsolidated subsidiaries, resulting primarily from HOT Networks, which operates electronic retailing operations in Europe.

NOTE 4--INDUSTRY SEGMENTS

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

    The following is a reconciliation of Operating Income to Adjusted EBITDA for 2002 and 2001.

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--INDUSTRY SEGMENTS (CONTINUED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2002           2001
                                                              --------       --------
                                                                  (IN THOUSANDS)
Operating profit............................................  $116,379       $114,917
Depreciation and amortization...............................    18,339         56,387
Amortization of cable distribution fees.....................    13,000          8,756
Amortization of non cash compensation expense...............     1,024          2,512
Disengagement expenses......................................    11,538             --
                                                              --------       --------
Adjusted EBITDA.............................................  $160,280       $182,572
                                                              ========       ========

REVENUE
Cable and studios...........................................  $367,259       $434,972
HSN--U.S. (a)...............................................   395,326        385,372
Electronic commerce solutions/Styleclick....................    12,084          8,572
Trio, NWI, Crime, other emerging media......................     6,976          6,163
HSN--International and other(b).............................    64,989         69,703
                                                              --------       --------
                                                              $846,634       $904,782
                                                              ========       ========

OPERATING PROFIT (LOSS)
Cable and studios...........................................  $123,210       $134,603
HSN--U.S.(a)(c).............................................    21,691         16,646
Electronic commerce solutions/Styleclick....................    (9,306)       (19,638)
Trio, NWI, Crime, other emerging media......................    (3,637)        (4,356)
HSN--International and other(b).............................    (6,543)        (2,573)
Corporate and other.........................................    (9,036)        (9,765)
                                                              --------       --------
                                                              $116,379       $114,917
                                                              ========       ========

ADJUSTED EBITDA
Cable and studios...........................................  $126,324       $163,406
HSN--U.S.(a)................................................    57,717         45,380
Electronic Commerce Solutions/Styleclick....................    (8,465)       (16,918)
Trio, NWI, Crime, other emerging media......................    (3,409)        (1,697)
HSN--International and other (b)............................    (4,851)        (1,705)
Corporate & other...........................................    (7,036)        (5,894)
                                                              --------       --------
TOTAL.......................................................  $160,280       $182,572
                                                              ========       ========

------------------------

(a) Includes estimated revenue in 2001 generated by homes lost by HSN following the sale of USA Broadcasting to Univision of $36.2 million. Includes coupons redeemed by customers impacted by disengagement in 2002 of $0.9 million, which is reflected as an offset to revenue.

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--INDUSTRY SEGMENTS (CONTINUED)
(b) Includes impact of foreign exchange fluctuations, which reduced revenues by $16.5 million and $13.7 million in 2002 and 2001, respectively, if the results are translated from Euros to U.S. dollars at a constant exchange rate, using 1999 as the base year.

(c) Includes $11.5 million of costs incurred in 2002 related to the disengagement of HSN from USA Broadcasting stations. Amounts primarily related to payments to cable operators and related marketing expenses in the disengaged markets.

NOTE 5--EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    At March 31, 2002, USA beneficially owned 46.7% of the outstanding common stock of Hot Networks AG, a German stock corporation, the subsidiaries of which operate electronic retailing operations in Europe. This investment is accounted for using the equity method. On May 3, 2002, USA stated that it would no longer fund HOT Networks, which entity USA does not control. The other shareholders have also terminated their funding of the venture. As of April 30, 2002, USA has a long-term receivable of $100.5 million from HOT Networks. The Company is evaluating the recoverability of this receivable, but has not completed its evaluation at this time. Home Shopping Network and the other shareholders of HOT Networks are actively discussing alternative arrangements with respect to their relationship, which may include the acquisition of additional equity by USA. Based on these discussions, the Company may determine that carrying value of the receivable is not recoverable. Summary financial information for Hot Networks AG is presented below.

                                                           AS OF AND FOR THE
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
                                                            (IN THOUSANDS)
Current assets..........................................  $ 25,808   $  5,932
Noncurrent assets.......................................   168,993     41,344
Current liabilities.....................................    47,469     32,267
Noncurrent liabilities..................................   234,815     22,871
Net sales...............................................     5,069      5,931
Gross profit............................................       277      1,236
Net loss................................................   (27,094)   (19,250)

    Through April 30, 2002, the Company has contributed approximately
$137.5 million, including $12.2 million in April 2002, and recorded equity losses in unconsolidated subsidiaries of $39.9 million, including $12.2 million in the three months ended March 31, 2002.

    Note that USA consolidates the operations of HOT Germany, a separate entity that USA controls pursuant to a pooling agreement with Georg Kofler. Home Shopping Network, a subsidiary of USA, Georg Kofler and the other shareholders of HOT Germany are actively discussing alternative arrangements with respect to their relationship which may include the acquisition of additional equity by USA. Home Shopping Network has guaranteed certain bank loans to Mr. Kofler by agreeing to purchase, at a price not to exceed $50 million, Mr. Kofler's shares in HOT Germany that have been pledged to the banks providing the loans in the event of a default by Mr. Kofler. The Company is evaluating these provisions at this time.

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--GUARANTEE OF NOTES

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

    As of and for the Year Ended March 31, 2002:

                                                 WHOLLY OWNED                                     USANI
                                      USANI       SUBSIDIARY    NON-GUARANTOR                      LLC
                                       LLC        GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ----------   ------------   -------------   ------------   ------------
Current assets....................  $1,096,724    $  854,596     $   30,372     $        --     $1,981,692
Property and equipment net........       1,902       197,855         27,919              --        227,676
Goodwill and other intangible
  assets, net.....................       2,131     4,880,899         87,540              --      4,970,570
Investment in subsidiaries........   5,727,538       102,031             --      (5,829,569)            --
Other assets......................   1,687,720       195,327         13,129        (865,058)     1,031,118
                                    ----------    ----------     ----------     -----------     ----------
TOTAL ASSETS......................  $8,516,015    $6,230,708     $  158,960     $(6,694,627)    $8,211,056
                                    ==========    ==========     ==========     ===========     ==========
Current liabilities...............  $   38,041    $  859,397     $   29,258     $        --     $  926,696
Long-term debt, less current
  portion.........................     498,590           917             --              --        499,507
Other liabilities.................   1,533,555    (1,346,055)       138,773              --        326,273
Minority interest.................          --        10,216             --           2,535         12,751
Interdivisional equity............                 6,706,233         (9,071)     (6,697,162)            --
Stockholders' equity..............   6,445,829            --             --              --      6,445,829
                                    ----------    ----------     ----------     -----------     ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY............  $8,516,015    $6,230,708     $  158,960     $(6,694,627)    $8,211,056
                                    ==========    ==========     ==========     ===========     ==========
Revenue...........................  $       --    $  827,619     $   19,015     $        --     $  846,634
Operating expenses................      (8,245)     (690,481)       (31,529)             --       (730,255)
Interest expense, net.............      (8,569)       (8,450)            --              --        (17,019)
Gain on sale of securities........          --            --             --              --             --
Other income (expense), net.......      98,506       (11,585)            --        (100,228)       (13,307)
Provision for income taxes........          --        (3,934)          (867)             --         (4,801)
Minority interest.................          --           440             --              --            440
Net income (loss).................      81,692       113,609        (13,381)       (100,228)        81,692

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--GUARANTEE OF NOTES (CONTINUED)

                                                 WHOLLY OWNED                                     USANI
                                      USANI       SUBSIDIARY    NON-GUARANTOR                      LLC
                                       LLC        GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ----------   ------------   -------------   ------------   ------------
Net income (loss) from cumulative
  effect on accounting change.....          --            --             --              --             --
                                    ----------    ----------     ----------     -----------     ----------
NET EARNINGS (LOSS)...............      81,692       113,609        (13,381)       (100,228)        81,692
                                    ==========    ==========     ==========     ===========     ==========
Cash flows from operations........  $  (16,028)   $    2,095     $  (37,426)    $        --     $  (51,359)
Cash flows used in investing
  activities......................       1,566       (11,690)        (1,174)             --        (11,298)
Cash flows from financing
  activities......................     316,103        (4,215)        41,825              --        353,713
Effect of exchange rate...........          --           (95)            --              --            (95)
Cash at the beginning of the
  period..........................     789,464        (5,443)        (4,429)             --        779,592
                                    ----------    ----------     ----------     -----------     ----------
CASH AT THE END OF THE PERIOD.....  $1,091,105    $  (19,348)    $   (1,204)    $        --     $1,070,553
                                    ==========    ==========     ==========     ===========     ==========

    As of and for the Year Ended March 31, 2001:

                                                 WHOLLY OWNED                                     USANI
                                      USANI       SUBSIDIARY    NON-GUARANTOR                      LLC
                                       LLC        GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ----------   ------------   -------------   ------------   ------------
Revenue...........................  $       --    $  890,458     $   14,324     $        --     $  904,782
Operating expenses................      (9,765)     (742,227)       (37,873)                      (789,865)
Interest expense, net.............       3,228        (8,317)           211                         (4,878)
Gain on sale of securities........                                                                      --
Other income (expense), net.......     106,154        (5,103)        (1,972)       (106,154)        (7,075)
Provision for income taxes........          --        (3,387)        (2,200)                        (5,587)
Minority interest.................                    (1,511)            --           3,751          2,240
                                    ----------    ----------     ----------     -----------     ----------
Net income (loss).................      99,617       129,913        (27,510)       (102,403)        99,617
Net income (loss) from cumulative
  effect on accounting change.....       6,470         6,470             --          (6,470)         6,470
                                    ----------    ----------     ----------     -----------     ----------
NET EARNINGS (LOSS)...............  $  106,087    $  136,383     $  (27,510)    $  (108,873)    $  106,087
                                    ==========    ==========     ==========     ===========     ==========
Cash flows from operations........  $    2,655    $   87,318     $  (19,222)    $        --     $   70,751
Cash flows used in investing
  activities......................        (377)      (54,604)          (968)             --        (55,949)
Cash flows from financing
  activities......................      24,146       (40,154)        15,159              --           (849)
Effect of exchange rate...........        (139)       (1,541)            --              --         (1,680)
Cash at the beginning of the
  period..........................      78,079       (22,574)        16,311              --         71,816
                                    ----------    ----------     ----------     -----------     ----------
CASH AT THE END OF THE PERIOD.....  $  104,364    $  (31,555)    $   11,280     $        --     $   84,089
                                    ==========    ==========     ==========     ===========     ==========

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 7--SUBSEQUENT EVENTS

CONTRIBUTION OF THE USA ENTERTAINMENT GROUP TO VUE

    On May 7, 2002, USA completed its previously announced transaction with Vivendi to create a joint venture called Vivendi Universal Entertainment ("VUE") (the "VUE Transaction"). VUE is controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA.

    In connection with the Vivendi Transaction, USA and its subsidiaries received the following at the closing: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period,
(ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests that were exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with a related transaction. In connection with the transaction, USA has retired approximately 321 million shares previously owned by Vivendi, thereby reducing USA's fully diluted shares to 477 million shares.

    Related to the transaction, Liberty exchanged 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transferred to Universal 25,000,000 shares of USA common stock, its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

    USA contributed to VUE USA Cable, which includes USA Network, SCI FI Channel, TRIO and Newsworld International; Studios USA, which produces and distributes television programming; USA Films, which produces and distributes films. Vivendi contributed the film, television and theme park businesses of its subsidiary, Universal Studios, Inc. In addition, USA issued to Universal ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Barry Diller, USA's chairman and chief executive officer, will receive a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million, in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months.