Form 10-K/A
period 2001-12-31
USA INTERACTIVE
filed 2002-07-24
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on July 24, 2002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

USA INTERACTIVE

(Exact name of registrant as specified in its charter)

Commission File No. 0-20570

Delaware	59-2712887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Common Stock, $.01 par value
Warrants to acquire Common Stock

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        As of February 15, 2002, the following shares of the Registrant's capital stock were outstanding:

Common Stock	340,633,475
Class B Common Stock	63,033,452

Total	403,666,927
Common Stock issuable upon exchange of outstanding exchangeable subsidiary equity	361,152,845

Total outstanding Common Stock, assuming full exchange of Class B Common Stock and exchangeable subsidiary equity	764,819,772

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

EXPLANATORY NOTE

        The registrant hereby amends and restates in its entirety Item 6, Selected Financial Data, and Item 8, Consolidated Financial Statements and Supplementary Data, as described. On May 7, 2002, USA Interactive (formerly USA Networks, Inc.) completed its previously announced transaction with Vivendi Universal, S.A. to create a joint venture called Vivendi Universal Entertainment. In conjunction with the transaction, USA Interactive contributed the USA Entertainment Group to Vivendi Universal Entertainment. The USA Entertainment Group consists of USA Cable, including USA Network and SciFi Channel and Emerging Networks Trio, Newsworld International; Studios USA, which produces and distributes television programing; and USA Films, which produces and distributes films. The consolidated financial statements included in this Amendment to the Annual Report on Form 10-K/A have been reclassified to present the results of operations and financial position of USA Entertainment as discontinued operations. In addition, due to a mathematical error, the pro forma diluted earnings (loss) for the year ended December 31, 2001 presented in Note 12 to the Consolidated Financial Statements have been adjusted from $0.75 to $0.49.

Item 6. Selected Financial Data

        The following table presents selected historical financial data of USA for each of the years in the five year period ended December 31, 2001. This data was derived from USA's audited consolidated financial statements and reflects the operations and financial position of USA at the dates and for the periods indicated. The information in this table should be read with the financial statements and accompanying notes and other financial data pertaining to USA included herein. In August 2001, the Company completed its previously announced sale of all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations to Univision Communications Inc. ("Univision"). On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia, Inc. ("Expedia") through a merger of one of its subsidiaries with and into Expedia. On May 7, 2002, USA completed its transaction with Vivendi Universal S.A. ("Vivendi") in which USA's Entertainment Group, consisting of USA Cable, Studios USA, and USA Films, was contributed to Vivendi Universal Entertainment, a new joint venture controlled by Vivendi. The financial position and results of operations of USAB and USA Entertainment Group have been presented as discontinued operations in the following table.

	Year Ended December 31,
	1997(1)	1998(2)(3)	1999(4)	2000(5)	2001(6)
	(Dollars in thousands, except per share data)
Statements of Operations Data:
Net Revenues	$1,377,145	$1,674,211	$2,001,108	$2,964,612	$3,468,860
Operating Profit (loss)	105,753	59,711	(48,842)	(349,746)	(216,423)
Earnings (loss) from continuing operations	34,209	(96,585)	(69,212)	(172,398)	(186,799)
Earnings (loss) before cumulative effect of accounting change	13,061	(83,603)	(27,631)	(147,983)	392,795
Net earnings (loss)	13,061	(83,603)	(27,631)	(147,983)	383,608
Basic Earnings (loss) per common share from continuing operations:	0.16	(.34)	(0.21)	(0.48)	(0.50)
Diluted Earnings (loss) per common share from continuing operations:	0.15	(.34)	(0.21)	(0.48)	(0.50)
Basic Earnings (loss) per common share before cumulative effect of accounting change:	0.06	(.29)	(.08)	(0.41)	1.05
Diluted Earnings (loss) per common share before cumulative effect of accounting change:	0.06	(.29)	(.08)	(0.41)	0.61
Basic Earnings(loss) per common share:	0.06	(.29)	(.08)	(0.41)	1.03
Diluted Earnings (loss) per common share:	0.06	(.29)	(.08)	(0.41)	0.60
Balance Sheet Data (end of period):
Working Capital	$60,941	$324,280	$381,046	$355,157	$1,380,936
Total Assets	2,670,796	3,014,729	5,151,160	5,646,290	6,539,850
Long-term obligations, net of current maturities	448,346	775,683	573,056	551,766	544,372
Minority Interest	372,223	114,121	742,365	908,831	706,688
Stockholders' equity	1,447,354	2,571,405	2,769,729	3,439,871	3,945,501
Other Data:
Net cash provided by (used in):
Operating activities	$47,673	$116,566	$77,760	$87,321	$298,335
Investing activities	(82,293)	(1,190,575)	(468,318)	(408,016)	35,052
Financing activities	108,050	1,452,322	100,204	58,163	56,256
Discontinued operations	—	(25,642)	267,651	86,266	348,174
Effect of exchange rate changes	—	(1,501)	(123)	(2,687)	(3,663)
Adjusted EBITDA	198,373	207,194	190,104	276,723	297,927

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

	Twelve Months Ended December 31,
	1997	1998	1999	2000	2001
Operating profit (loss)	$105,753	$59,711	$(48,842)	$(349,746)	$(216,423)
Depreciation and amortization	71,231	116,586	205,843	565,742	432,139
Amortization of cable distribution fees	19,261	22,089	26,680	36,322	43,975
Amortization of non-cash distribution fees, marketing, and compensation expense	2,128	8,808	6,423	24,405	34,184
Disengagement expenses	—	—	—	—	4,052

Adjusted EBITDA	$198,373	$207,194	$190,104	$276,723	$297,927

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

(5)
Includes a pre-tax gain of $104.6 million related to the Styleclick transaction, a pre-tax gain of $3.7 million related to the Hotels.com initial public offering, and a pre-tax charge of $145.6 million related to impairment of Styleclick goodwill.

(6)
Includes a gain of $517.8 million, net of tax, related to the sale of capital stock of certain USA Broadcasting subsidiaries and an after-tax expense of $9.2 million related to the cumulative effect of adoption as of January 1, 2001 of SOP 00-2, Accounting By Producers or Distribution of Films.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
USA Interactive

        We have audited the accompanying consolidated balance sheets of USA Interactive (formerly USA Networks, Inc.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Interactive and subsidiaries at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, on January 1, 2001, the Company adopted AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films."

                      /s/ ERNST & YOUNG LLP

New York, New York
January 29, 2002, except for
Note 21 as to which the
Date is July 23, 2002

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
	(In Thousands, Except Per Share Data)
Product sales	$1,938,979	$1,799,932	$1,370,790
Service revenue	1,529,881	1,164,680	630,318

Net revenue	3,468,860	2,964,612	2,001,108
Operating costs and expenses:
Cost of sales—product sales	1,287,630	1,178,369	900,896
Cost of sales — service revenue	1,043,808	821,636	417,242
Selling and marketing	441,544	350,178	265,181
General and administrative	320,844	268,233	184,429
Other operating costs	81,159	69,473	43,256
Amortization of cable distribution fees	43,975	36,322	26,680
Amortization of non-cash distribution and marketing expense	26,384	11,665	—
Amortization of non-cash compensation expense	7,800	12,740	6,423
Depreciation and amortization	432,139	565,742	205,843

Total operating costs and expenses	3,685,283	3,314,358	2,049,950

Operating loss	(216,423)	(349,746)	(48,842)
Other income (expense):
Interest income	26,994	38,753	26,897
Interest expense	(46,179)	(46,119)	(56,592)
Gain on sale of subsidiary stock	—	108,343	—
Loss in unconsolidated subsidiaries and other	(51,849)	(59,326)	(4,269)

	(71,034)	41,651	(33,964)

Loss from continuing operations before income taxes and minority interest	(287,457)	(308,095)	(82,806)
Income tax expense	(2,450)	(43,850)	(28,558)
Minority interest	103,108	179,547	42,152

Loss from Continuing Operations	(186,799)	(172,398)	(69,212)
Discontinued operations, net of tax	61,747	24,415	41,581
Gain on disposal of Broadcasting stations, net of tax	517,847	—	—

Earnings (loss) before cumulative effect of accounting change, net of tax	392,795	(147,983)	(27,631)
Cumulative effect of accounting change from discontinued operations, net of tax	(9,187)	—	—

Net Earnings (Loss)	$383,608	$(147,983)	$(27,631)

Loss per share from continuing operations:
Basic loss per common share	$(.50)	$(.48)	$(.21)
Diluted loss per common share	$(.50)	$(.48)	$(.21)
Earnings (Loss) per share, before cumulative effect of accounting change:
Basic earnings (loss) per common share	$1.05	$(.41)	$(.08)
Diluted earnings (loss) per common share	$.61	$(.41)	$(.08)
Net Earnings (Loss) per Share:
Basic earnings (loss) per common share	$1.03	$(.41)	$(.08)
Diluted earnings (loss) per common share	$.60	$(.41)	$(.08)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2001	2000
	(In Thousands, Except Share Data)
CURRENT ASSETS
Cash and cash equivalents	$978,377	$244,223
Restricted cash equivalents	9,107	2,021
Marketable securities	171,464	127,102
Accounts and notes receivable, net of allowance of $16,252 and $11,734, respectively	276,716	265,998
Receivable from sale of USAB	589,625	—
Inventories, net	197,354	227,920
Deferred tax assets	39,946	32,842
Other current assets, net	84,727	47,911
Net current assets of discontinued operations	38,343	86,517

Total current assets	2,385,659	1,034,534
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment	349,145	303,123
Buildings and leasehold improvements	125,491	118,054
Furniture and other equipment	91,292	73,617
Land	15,665	15,658
Projects in progress	45,754	44,406

	627,347	554,858
Less accumulated depreciation and amortization	(228,360)	(145,908)

	398,987	408,950
OTHER ASSETS
Goodwill	3,075,831	3,089,182
Intangible assets, net	218,651	280,666
Cable distribution fees, net	158,880	159,117
Long-term investments	64,731	48,949
Notes and accounts receivable, net of current portion ($99,819 and $22,575, respectively, from related parties)	108,095	27,305
Advance to Universal	39,265	95,220
Deferred charges and other, net	89,751	68,711
Net long-term assets of discontinued operations	—	433,656

	$6,539,850	$5,646,290

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2001	2000
	(In Thousands, Except Share Data)
CURRENT LIABILITIES
Current maturities of long-term obligations	$33,519	$24,748
Accounts payable, trade	309,609	251,357
Accounts payable, client accounts	102,011	97,687
Cable distribution fees payable	32,795	33,598
Deferred revenue	75,256	63,999
Income tax payable	188,806	—
Other accrued liabilities	262,727	207,988

Total current liabilities	1,004,723	679,377
LONG-TERM OBLIGATIONS (net of current maturities)	544,372	551,766
OTHER LONG-TERM LIABILITIES	26,350	23,662
DEFERRED INCOME TAXES	210,184	42,783
MINORITY INTEREST	706,688	908,831
NET LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	102,032	—
STOCKHOLDERS' EQUITY
Preferred stock—$.01 par value; authorized 15,000,000 shares; no shares issued and outstanding	—	—
Common stock—$.01 par value; authorized 1,600,000,000 shares; issued and outstanding, 314,704,017 and 305,436,198 shares, respectively	3,147	3,055
Class B convertible common stock—$.01 par value; authorized, 400,000,000 shares; issued and outstanding, 63,033,452 shares	630	630
Additional paid-in capital	3,918,401	3,793,764
Retained earnings/Accumulated deficit	181,267	(202,341)
Accumulated other comprehensive loss	(11,605)	(10,825)
Treasury stock	(141,341)	(139,414)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total stockholders' equity	3,945,501	3,439,871

	$6,539,850	$5,646,290

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Total	Common Stock	Class B Convertible Common Stock	Addit. Paid-in Capital	Retained Earnings /(Accum. Deficit)	Accum. Other Comp. Income	Treasury Stock	Unearned Compensation	Note Receivable From Key Executive for Common Stock Issuance
	(In Thousands)
Balance at December 31, 1998	$2,571,405	$2,545	$630	$2,592,456	$(26,727)	$8,852	$—	$(1,353)	$(4,998)
Comprehensive income:
Net earnings for the year ended December 31, 1999	(27,631)	—	—	—	(27,631)	—	—	—	—
Decrease in unrealized gains in available for sale securities	(3,956)	—	—	—	—	(3,956)	—	—	—
Foreign currency translation	(123)	—	—	—	—	(123)	—	—	—

Comprehensive loss	(31,710)

Issuance of common stock upon exercise of stock options	47,967	111	—	47,856	—	—	—	—	—
Income tax benefit related to stock options exercised	42,362	—	—	42,362	—	—	—	—	—
Issuance of stock in connection with October Films/PFE Transaction	23,558	12	—	23,546	—	—	—	—	—
Issuance of stock in connection with other acquisitions	4,498	3	—	4,495	—	—	—	—	—
Issuance of stock in connection Liberty preemptive rights	120,306	73	—	120,233	—	—	—	—	—
Purchase of Treasury Stock in connection with stock repurchase program	(8,933)	(4)	—	—	—	—	(8,929)	—	—
Cancellation of employee equity program	(355)	—	—	(442)	—	—	(635)	722	—
Amortization of unearned compensation related to stock options and equity participation plans	631	—	—	—	—	—	—	631	—

Balance at December 31, 1999	2,769,729	2,740	630	2,830,506	(54,358)	4,773	(9,564)	—	(4,998)
Comprehensive income:
Net loss for the year ended December 31, 2000	(147,983)	—	—	—	(147,983)	—	—	—	—
Decrease in unrealized gains in available for sale securities	(11,958)	—	—	—	—	(11,958)	—	—	—
Foreign currency translation	(3,640)	—	—	—	—	(3,640)	—	—	—

Comprehensive loss	(163,581)

Issuance of common stock upon exercise of stock options	37,341	46	—	37,295	—	—	—	—	—
Income tax benefit related to stock options exercised	26,968	—	—	26,968	—	—	—	—	—
Issuance of stock in connection with PRC acquisition	887,371	322	—	887,049	—	—	—	—	—
Issuance of stock in connection with other transactions	11,950	4	—	11,946	—	—	—	—	—
Purchase of Treasury Stock	(129,907)	(57)	—	—	—	—	(129,850)	—	—

Balance at December 31, 2000	$3,439,871	$3,055	$630	$3,793,764	$(202,341)	$(10,825)	$(139,414)	$—	$(4,998)
Comprehensive income:
Net Income for the year ended December 31, 2001	383,608	—	—	—	383,608	—	—	—	—
Decrease in unrealized losses in available for sale securities	5,600	—	—	—	—	5,600	—	—	—
Foreign currency translation	(6,380)	—	—	—	—	(6,380)	—	—	—

Comprehensive Income	382,828

Issuance of common stock upon exercise of stock options	80,931	90	—	80,841	—	—	—	—	—
Income tax benefit related to stock options exercised	38,439	—	—	38,439	—	—	—	—	—
Issuance of stock in connection with other transactions	5,360	3	—	5,357	—	—	—	—	—
Purchase of Treasury Stock	(1,928)	(1)	—	—	—	—	(1,927)	—	—

Balance at December 31, 2001	$3,945,501	$3,147	$630	$3,918,401	$181,267	$(11,605)	$(141,341)	$—	$(4,998)

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

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Cash flows from operating activities:
Loss from continuing operations:	$(186,799)	$(172,398)	$(69,212)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	432,139	565,742	205,843
Amortization of cable distribution fees	43,975	36,322	26,680
Amortization of deferred financing costs	1,491	3,778	5,035
Non-cash distribution and marketing	26,384	11,665	—
Deferred income taxes	12,253	21,357	10,890
Equity in (earnings) losses of unconsolidated affiliates and other	48,977	58,333	(1,806)
Gain on sale of subsidiary stock	—	(108,343)	—
Non-cash interest income	(3,729)	(8,735)	(671)
Non-cash stock compensation	7,800	12,740	6,423
Minority interest	(103,108)	(179,547)	(42,152)
Changes in current assets and liabilities:
Accounts receivable	18,844	(64,925)	(26,328)
Inventories	31,128	(44,892)	(36,838)
Accounts payable	38,914	27,468	35,504
Accrued liabilities and deferred revenue	(25,119)	(837)	14,606
Increase in cable distribution fees	(47,393)	(64,876)	(42,887)
Other, net	2,578	(5,531)	(7,327)

Net Cash Provided By Operating Activities	298,335	87,321	77,760
Cash flows from investing activities:
Acquisitions, net of cash acquired	(198,641)	(125,985)	(144,451)
Capital expenditures	(130,536)	(160,423)	(101,697)
Advance to Universal	—	—	(200,000)
Recoupment of advance to Universal	59,821	77,330	42,951
Increase in long-term investments and notes receivable	(122,413)	(33,890)	(69,646)
Purchase of marketable securities	(51,977)	(134,895)	—
Proceeds from sale of broadcast stations	510,374	—	—
Payment of merger and financing costs	—	(18,758)	(4,765)
Other, net	(31,576)	(11,395)	9,290

Net Cash Provided By (Used in) Investing Activities	35,052	(408,016)	(468,318)
Cash flows from financing activities:
Borrowings	23,086	64,840	—
Principal payments on long-term obligations	(22,331)	(99,684)	(256,217)
Purchase of treasury stock	(1,928)	(129,907)	(8,933)
Payment of mandatory tax distribution to LLC partners	(17,369)	(68,065)	(28,830)
Proceeds from sale of subsidiary stock	12,234	93,189	4,268
Proceeds from issuance of common stock and LLC shares	80,932	210,642	422,544
Other, net	(18,368)	(12,852)	(32,628)

Net Cash Provided By Financing Activities	56,256	58,163	100,204
Net Cash Provided By Discontinued Operations	348,174	86,266	267,651
Effect of exchange rate changes on cash and cash equivalents	(3,663)	(2,687)	(123)

Net Increase (Decrease) In Cash and Cash Equivalents	734,154	(178,953)	(22,826)
Cash and cash equivalents at beginning of period	244,223	423,176	446,002

Cash and Cash Equivalents at End of Period	$978,377	$244,223	$423,176

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

GENERAL

        USA Interactive ("USA" or the "Company") (Nasdaq: USAI) is organized into two groups, the USA Interactive Group and the USA Entertainment Group. The USA Interactive Group consists of Home Shopping Network (including HSN International and HSN.com); Ticketmaster (Nasdaq: TMCS), which operates Ticketmaster, Ticketmaster.com, Citysearch and Match.com; Hotels.com (formerly Hotel Reservations Network (Nasdaq: ROOM); Electronic Commerce Solutions; Styleclick (OTC: IBUY); Precision Response Corporation; and Expedia, Inc. (as of February 4, 2002) (Nasdaq: EXPE). The USA Entertainment Group consists of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films.

        USA Entertainment was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002 (the "VUE transaction") and the results of operations and statement of position of USA Entertainment is now presented as a discontinued operation. See Note 21 for further discussion of the VUE transaction.

        On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia, Inc. ("Expedia") through a merger of one of its subsidiaries with and into Expedia. See below for further discussion.

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

        In August 2001, the Company completed its previously announced sale of all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations to Univision Communications Inc. ("Univision"). Total cash proceeds were $1.1 billion, of which $510.4 million was collected in fiscal year 2001 and $589.6 million in January 2002. The gain on the sale of the stations was $517.8 million, net of tax of $377.4 million. The majority of the stations sold are located in the largest markets in the country and aired HSN on a 24-hour basis. The operations of USAB have been presented in the accompanying financial statements as discontinued operations.

        Prior to the VUE transaction, a number of USA's businesses were held by two non-wholly owned subsidiaries, Home Shopping Network, Inc. ("Holdco") and USANi LLC. USA maintained control and management of Holdco and USANi LLC, and manages the businesses held by USANi LLC, in substantially the same manner as they would be if USA held them directly through wholly owned subsidiaries. The other principal owners of these subsidiaries were Liberty Media Corporation ("Liberty") and Vivendi, through Universal Studios, Inc. ("Universal") and other subsidiaries. In connection with the VUE transaction, all shares of USANi LLC held by Liberty and Vivendi were exchanged or cancelled USA had the contractual right to require the exchange of the Holdco shares held by Liberty for shares of USA, which exchange occurred on June 27, 2002. Following such exchange and after giving effect to the VUE transaction, Holdco and USANi LLC are wholly owned, thereby simplifying USA's corporate and capital structure.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the accounts of the Company and all wholly-owned and voting-controlled subsidiaries. The Company consolidates USANi LLC based upon a Governance Agreement and related agreements allowing the Company to control 100% of the voting interest. USANi LLC was formed in connection with the acquisition of USA Networks as well as the domestic television production and distribution businesses of Universal Studios (the "Universal Transaction"). The documents related to this transaction are constructed with the intent that the businesses held by USANi LLC would be operated in substantially the same manner as they would be if the Company held them directly through wholly owned subsidiaries. The Company consolidates HSN-Germany based upon a Pooling Agreement allowing for the Company to elect a majority of the Board of Directors and to control the operations of HSN-Germany. Significant intercompany transactions and accounts have been eliminated.

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

Merchandise Inventories, Net

        Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Merchandise inventories are presented net of an inventory carrying adjustment of $42.5 million and $38.8 million at December 31, 2001 and 2000, respectively.

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

Asset Category	Depreciation/Amortization Period
Computer and broadcast equipment	3 to 13 Years
Buildings	30 to 40 Years
Leasehold improvements	4 to 20 Years
Furniture and other equipment	3 to 10 Years

        Depreciation and amortization expense on property, plant and equipment was $137.6 million, $105.4 million and $51.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Advertising

        Advertising costs are primarily expensed in the period incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $86.8 million, $63.8 million and $33.8 million, respectively.

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

Minority Interest

        Minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Holdco, the public's ownership in TMCS until January 31, 2001, the public's ownership in Ticketmaster from January 31, 2001, the public's ownership interest in Hotels.com since February 25, 2000, the public's ownership interest in Styleclick since July 27, 2000 and the partners ownership interest in HSN-Germany since its consolidation as of January 1, 2000.

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

        Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, program rights and film cost amortization (Discontinued operations), sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, estimates of film revenue ultimates (Discontinued Operations) and various other operating allowances and accruals.

New Accounting Pronouncements

Goodwill and Other Intangible Assets

        Effective January 1, 2002, all calendar year companies will be required to adopt Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. The rules are expected to reduce USA's annual amortization by approximately $215 million. See Note 24 for further discussion.

Reclassifications

        Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2001 presentation.

Discontinued Operations

Revenues—Cable and Studios

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

New Accounting Pronouncements—Film Accounting

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

NOTE 3—BUSINESS ACQUISITIONS

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

        The aggregate purchase price, including transaction costs, of $211.9 million was determined as follows:

(In Thousands)
Value of portion of Styleclick.com acquired in the merger	$121,781
Additional cash and promotional investment by USAi	50,000
Fair value of outstanding "in the money options" and warrants of Styleclick.com	37,989
Transaction costs	2,144

Total acquisition costs	$211,914

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

October Films/PFE Transaction (Discontinued Operations)

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

Hotels.com Transaction

        On May 10, 1999, the Company completed its acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of two entities which operate Hotels.com, a leading consolidator of hotel rooms for resale in the consumer market in the United States (the "Hotels.com Transaction"). The assets acquired and liabilities assumed comprise Hotels.com. ("Hotels"). The total purchase price was $405.8 million, resulting in goodwill of approximately $406.3 million which is being amortized over a ten year life.

        On March 1, 2000, Hotels completed an initial public offering for approximately 6.2 million shares of its class A common stock, resulting in net cash proceeds of approximately $90.0 million. At the completion of the offering, USA owned approximately 70.6% of the outstanding shares of Hotels. USA recorded a gain related to the initial public offering of approximately $3.7 million in the year ended December 31, 2000 in accordance with Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary."

Business Acquisition Pro Forma Results

        The following unaudited pro forma condensed consolidated financial information for the years ended December 31, 2001 and 2000, is presented to show the results of the Company, as if the Styleclick Transaction and the PRC Transaction, as well as the merger of Ticketmaster and Ticketmaster Online Citysearch had occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles and an increase in interest expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates. Note that the amounts exclude USAB and USA Entertainment, which are presented as discontinued operations (see Note 21).

	Years Ended December 31,
	2001	2000
	(In Thousands, Except Per Share Data)
Net revenues	$3,468,860	$3,036,150
Loss from continuing operations	(188,335)	(214,980)
Basic and diluted loss per common share, continuing operations	$(.50)	$(.59)

        The following unaudited pro forma condensed consolidated financial information for the year ended December 31, 1999, is presented to show the results of the Company as if the Styleclick Transaction, the PRC Transaction and the Hotels Transaction had occurred at the beginning of the period presented. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles and changes in film costs amortization, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates. Note that the amounts exclude USAB and USA Entertainment, which are presented as discontinued operations (see Note 21).

Year Ended December 31, 1999
(In Thousands, Except Per Share Data)
Net revenues	$2,260,903
Loss from continuing operations	(99,570)
Basic and diluted loss per common share, continuing operations	$(.28)

NOTE 4—INTANGIBLE ASSETS

        Intangible assets are amortized using the straight-line method and include the following:

	December 31,
	2001	2000
	(In Thousands)
Intangible Assets, net:
Goodwill	$3,075,831	$3,089,182
Other	218,651	280,666

	$3,294,482	$3,369,848

NOTE 5—LONG-TERM OBLIGATIONS

	December 31,
	2001	2000
	(In Thousands)
Unsecured Senior Credit Facility ("New Facility"); with a $40,000,000 sub-limit for letters of credit, entered into February 12, 1998, which matures on December 31, 2002. At the Company's option, the interest rate on borrowings is tied to the London Interbank Offered Rate ("LIBOR") or the Alternate Base Rate ("ABR"), plus an applicable margin. Interest rate at December 31, 2001 was 2.9%	$—	$—
$500,000,000 6 3/4% Senior Notes (the "Senior Notes") due November 15, 2005; interest payable May 15 and November 15 commencing May 15, 1999. Interest rate at December 31, 2001 was 6.75%	498,515	498,213
Unsecured $37,782,000 7% Convertible Subordinated Debentures ("Savoy Debentures") due July 1, 2003 convertible into USAi Common Stock at a conversion price of $33.22 per share	36,118	35,163
Other long-term obligations maturing through 2007	43,258	43,138

Total long-term obligations	577,891	576,514
Less current maturities	(33,519)	(24,748)

Long-term obligations, net of current maturities	$544,372	$551,766

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

        The existing credit facility is guaranteed by certain of USA's subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin, and $595.4 million was available for borrowing as of December 31, 2001 after taking into account outstanding letters of credit. The credit facility includes covenants requiring, among other things, maintenance of specific operating and financial ratios and places restrictions on payment of certain dividends, incurrence of indebtedness and investments. The Company pays a commitment fee of .1875% on the unused portion of the credit facility. Subsequent to the closing of the VUE transaction, the existing credit facility has expired. See Note 21 for further discussion of the VUE transaction.

        The Savoy Debentures are redeemable at the option of the Company at varying percentages of the principal amount each year, ranging from 105.25% to 100.75%, plus applicable interest. In connection with the Savoy Merger, USA became a joint and several obligor with respect to the Savoy Debentures.

        Aggregate contractual maturities of long-term obligations are as follows:

Years Ending December 31,	(In Thousands)
2002	$33,519
2003	37,350
2004	1,073
2005	493,590
2006	921
Thereafter	11,438

$577,891

NOTE 6—INCOME TAXES

        A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows:

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Income tax benefit at the federal statutory rate of 35%	$(100,610)	$(107,833)	$(28,982)
Amortization of goodwill and other intangibles	23,087	52,554	11,685
Foreign losses not consolidated into group	2,741	527	24,533
State income taxes, net of effect of federal tax benefit	(175)	3,771	3,283
Impact of minority interest	8,144	49,430	15,983
Domestic losses not consolidated into group	59,780	33,429	—
Other, net	9,483	11,972	2,056

Income tax expense	$2,450	$43,850	$28,558

        The components of income tax expense are as follows:

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Current income tax (benefit) expense:
Federal	$(10,106)	$10,684	$9,935
State	(2,007)	2,256	5,476
Foreign	2,310	9,553	2,257

Current income tax (benefit) expense	(9,803)	22,493	17,668
Deferred income tax expense:
Federal	8,750	17,811	10,983
State	2,519	3,546	(426)
Foreign	984	—	333

Deferred income tax expense	12,253	21,357	10,890

Total income tax expense	$2,450	$43,850	$28,558

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 are presented below. The valuation allowance represents items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2001	2000
	(In Thousands)
Current deferred tax assets (liabilities):
Inventory costing	$6,875	$9,363
Provision for accrued expenses	13,827	11,268
Investments in affiliates	—	3,932
Deferred revenue	(3,743)	(3,437)
Other	22,987	11,716

Net current deferred tax assets	$39,946	$32,842
Non-current deferred tax assets (liabilities):
Broadcast and cable fee contracts	$1,693	$1,693
Depreciation for tax in excess of financial statements	(6,248)	(11,946)
Amortization of tax deductible goodwill	16,485	14,221
Investment in subsidiaries	27,165	15,866
Gain on sale of subsidiary stock	(46,415)	(46,415)
Gain on sale of Broadcasting	(168,586)	—
Net federal operating loss carryforward	97,785	10,522
Deferred revenue	(157)	—
Warrant Amortization	(10,835)	—
Other	(22,806)	(12,607)

Total non-current deferred tax liabilities	(111,919)	(28,666)
Less valuation allowance	(98,265)	(14,117)

Net non-current deferred tax liabilities	$(210,184)	$(42,783)

Total deferred tax liabilities	$(170,238)	$(9,941)

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

NOTE 7—COMMITMENTS AND CONTINGENCIES

        The Company leases satellite transponders, computers, warehouse and office space, equipment and services used in connection with its operations under various operating leases and contracts, many of which contain escalation clauses.

        Future minimum payments under non-cancelable agreements are as follows:

Years Ending December 31,	(In Thousands)
2002	$50,912
2003	26,943
2004	23,577
2005	16,086
2006	12,825
Thereafter	95,515

$225,858

        Expenses charged to operations under these agreements were $77.9 million, $65.0 million and $47.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        Hotels has non-cancelable commitments for hotel rooms totaling $23.1 million, which relate to the period January 1, 2002 to December 31, 2002. Hotels also has, as of December 31, 2001, $6.7 million of outstanding letters of credit that expire between March 2002 and March 2003. The outstanding letters of credit are collateralized by $7.6 million of restricted cash equivalents at December 31, 2001.

        The Company is required to provide funding, from time to time, for the operations of its investments in joint ventures accounted for under the equity method. To date, HSN has funded $125.3 million to Hot Networks, a company operating electronic retailing operations in Europe in which the Company holds an equity stake. See Note 19 for further discussion.

NOTE 8—INVENTORIES

	December 31,
	2001	2000
Sales merchandise, net	$195,991	$226,294
Other	1,363	1,626

Total	$197,354	$227,920

NOTE 9—STOCKHOLDERS' EQUITY

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

Reserved Common Shares

        In connection with option plans, convertible debt securities, pending acquisitions and other matters 533,792,416 shares of Common Stock were reserved. After the closing of the Expedia and the VUE transactions, 339,940,844 shares of Common Stock will be reserved, which includes 7,079,726 shares of USANi LLC which will be exchanged for USA common shares by Liberty in relation to the VUE transaction, 59,457,479 shares issuable in relation to preferred stock and warrants issued in the Expedia transaction, 60,467,735 shares issuable in relation to warrants to be issued to Vivendi in the pending Vivendi transaction. 320,856,512 of USANi LLC shares that are currently exchangeable into Common Stock reserved will be retired in the Vivendi Transaction.

Stock-Based Warrants

        In January 2000, Hotels entered into an exclusive affiliate distribution and marketing agreement and issued a performance warrant upon the completion of the public offering, which, if fully vested, would have permitted the affiliate to acquire 2,447,955 shares of class A common stock at the initial public offering price of $16.00. On March 3, 2001, Hotels restructured the affiliate distribution and marketing agreement whereby the term of the agreement was extended through July 2005 in exchange for waiver of all performance vesting requirements and all exercise restrictions on 60% of the performance warrants (1,468,773 shares) originally issued to such affiliate. The remaining 40% of the performance warrant (979,182 shares) will become vested based upon achieving certain performance targets during the term of the agreement. As a result of the restructured agreement, Hotels deferred additional warrant cost of $26.3 million related to the 1,468,773 shares. Hotels amortized $5.0 million of such costs during the twelve months ended December 31, 2001. The remainder will be amortized over the amended term of the agreement. During the years 2001 and 2000, 15.6% and 9.1%, respectively, of the Hotels's sales originitated from customers of the affiliate. Hotels expects the proportion of sales generated through the affiliate to stabilize or decline during the remaining term of the agreement.

        The fair value of the warrants (979,182 shares) with performance features will be measured quarterly, and will be charged to expense as non-cash distribution and marketing expense as they are earned. For the twelve months ended December 31, 2001, Hotels recorded an expense of approximately $6.4 million related to the performance warrants earned.

        Additionally, in November 2000 and March 2001, Hotels entered into additional affiliate distribution and marketing agreements and agreed to issue warrants based upon the affiliates achieving certain performance targets. If the targets are met in full, Hotels will be required to issue warrants to acquire an aggregate of 2.8 million shares of class A common stock at an average price calculated at the end of each performance measurement period. No warrants were required to be issued under these agreements during the years ending December 31, 2001 and 2000.

        In February 2000, Hotels entered into other exclusive affiliate distribution and marketing agreements and issued 1,428,365 warrants to purchase class A common stock at the initial public offering price of $16.00. Additionally, in November 2000, Hotels entered into another affiliate distribution and marketing agreement and issued 95,358 warrants to purchase class A common stock at an exercise price of $31.46. These 1,523,723 warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. Hotels has deferred the cost of $17.7 million for these warrants, and is amortizing the cost over the term of the affiliate agreements, which range from two to five years. During the twelve months ended December 31, 2001 and 2000, Hotels amortized $5.0 million and $4.3 million of the warrant costs, respectively.

Expedia Transaction (Subsequent Event—Unaudited)

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

Vivendi Transaction (Subsequent Event—Unaudited)

        As noted in Footnote 1, on May 7, 2002, the Company completed the VUE transaction pursuant to which USA contributed USA's Entertainment Group to a joint venture with Vivendi, which joint venture also holds the film, television and theme park businesses of Universal. In relation to the transaction, USA issued shares of common stock and warrants to acquire shares of USA common stock, and USA canceled shares of USANi LLC that were exchangeable into shares of USA common stock. Pro forma for the VUE transaction and after giving effect to the exchange of all of Liberty's Holdco shares, Liberty, through companies owned by Liberty and Mr. Diller, owns approximately 10.2% of USA's outstanding common stock and 79.3% of USA's outstanding Class B common stock, Vivendi (through subsidiaries), would own approximately 11.4% of USA's outstanding common stock and 20.7% of USA's outstanding Class B common stock and the public shareholders, including Mr. Diller and other USA officers and directors, will own approximately 78.4% of USA's common stock. Vivendi's ownership, however, is in the form of 43.2 million shares of USA common stock and 13.4 million shares of Class B common stock (for a total of 56.6 million USA shares), which number of shares are required to be held by Vivendi in connection with its obligations related to the Class B preferred interest in VUE. The preferred is to be settled by Universal at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election. If USA's share price exceeds $40.82 per share at the time of settlement, fewer than 56.6 million shares would be cancelled.

        Pro forma for the VUE transaction and after giving effect to the exchange of all of Liberty's Holdco shares, Mr. Diller controls 69.6% of the outstanding total voting power of USA. Upon the closing of the VUE transaction, Vivendi's limited veto rights have been eliminated and Liberty's veto rights have been limited to fundamental changes in the event USA's total debt ratio (as defined in the Amended and Restated Governance Agreement, among USA, Vivendi, Universal, Liberty and Mr. Diller, to become effective at the closing of the Vivendi transaction) equals or exceeds 4:1 over a twelve-month period.

        Also in connection with the transaction, Liberty exchanged 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transferred to Universal 25,000,000 shares of USA common stock, its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

        In addition, USA issued to Universal ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share.

NOTE 10—LITIGATION

        In the ordinary course of business, the Company is engaged in various lawsuits, including a certain class action lawsuit initiated in connection with the Vivendi Transaction. In the opinion of management, the ultimate outcome of the various lawsuits should not have a material impact on the liquidity, results of operations or financial condition of the Company.

NOTE 11—BENEFIT PLANS

        The Company offers various plans pursuant to Section 401(k) of the Internal Revenue Code covering substantially all full-time employees who are not party to collective bargaining agreements. The Company's share of the Match.com employer contributions is set at the discretion of the Board of Directors or the applicable committee thereof.

NOTE 12—STOCK OPTION PLANS

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

	December 31,
	2001		2000		1999
	Shares	Price Range($)	Shares	Price Range($)	Shares	Price Range($)
	(Shares in Thousands)
Outstanding at beginning of period	88,755	1-28	75,955	1-37	78,428	1-37
Granted or issued in connection with mergers	7,503	19-28	19,526	4-28	10,007	16-28
Exercised	(9,116)	1-28	(4,277)	1-20	(11,155)	1-13
Cancelled	(2,716)	3-28	(2,449)	6-37	(1,325)	6-18

Outstanding at end of period	84,426	1-28	88,755	1-28	75,955	1-37

Options exercisable	63,023	1-37	56,968	1-28	47,987	1-37

Available for grant	10,379		33,628		27,225

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

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Price	Outstanding at December 31, 2001		Weighted Average Exercise Price	Exercisable at December 31, 2000	Weighted Average Exercise Price
	(In Thousands)
$ 0.01 to $ 5.00	18,418	3.9	$4.72	18,224	$4.72
$ 5.01 to $10.00	32,301	5.0	8.30	32,137	8.31
$10.01 to $15.00	4,959	6.5	12.43	3,470	12.40
$15.01 to $20.00	9,613	7.2	18.76	4,151	18.75
$20.01 to $25.00	14,348	8.4	22.75	2,947	22.42
$25.01 to $27.91	4,787	8.1	27.67	2,094	27.86

	84,426	5.7	12.51	63,023	9.49

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	Years Ended December 31,
	2001	2000	1999
	(In Thousands, Except Per Share Data)
Pro forma net income (loss)	$303,277	$(209,183)	$(68,858)
Pro forma basic earnings (loss)	$0.81	$(0.58)	$(.21)
Pro forma diluted earnings (loss)	$0.49	$(0.58)	$(.21)

        These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

        Employees of the Entertainment group had 4.6 million unvested options as of the close, May 7, 2002. The options have been terminated in accordance with their terms. There were 1.6 million vested options remaining with the Company that are exercisable. Options that are not exercised within ninety days/three months, as applicable, after May 7, 2002 will terminate in accordance with their terms.

NOTE 13—STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Non-Cash Transactions for the year ended December 31, 2001:

        For the year ended December 31, 2001, interest accrued on the $200.0 million advance to Universal amounted to $3.9 million.

        For the twelve months ended December 31, 2001, the Company incurred non-cash distribution and marketing expense of $26.4 million and non-cash compensation expense of $7.8 million.

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

        For the year ended December 31, 2000, the Company recorded a pre-tax gain of $104.6 million related to the Styleclick transaction, and $3.7 million related to the Hotels IPO (see Note 3).

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

        On June 14, 1999, TMCS completed the acquisition of Match.com., Inc ("Match.com."), an Internet personals company. In connection with the acquisition, TMCS issued approximately 1.9 million shares of TMCS Class B Common Stock to the former owners of Match.com. representing a total purchase price of approximately $43.3 million.

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

        For the year ended December 31, 1999, the Company incurred non-cash compensation expense of $6.4 million.

DISCONTINUED OPERATIONS

        On May 28, 1999, in connection with the October Films/PFE Transaction, the Company issued 600,000 shares of Common Stock, with a value of approximately $12.0 million.

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Cash paid during the period for:
Interest	$39,285	$38,946	$51,368
Income tax payments	23,584	16,663	22,323
Income tax refund	1,053	1,662	632

NOTE 14—RELATED PARTY TRANSACTIONS

        As of December 31, 2001, the Company was involved in several agreements with related parties as follows:

CONTINUING OPERATIONS

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

DISCONTINUED OPERATIONS

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

        In connection with the settlement of its interest in an international joint venture, the Company received $24.0 million from Universal during 2001.

NOTE 15—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
	(In Thousands, Except Per Share Data)
Year Ended December 31, 2001
Net revenues	$948,506	$837,839	$861,853	$820,662
Operating loss	(35,276)	(79,930)	(47,689)	(53,528)
Loss from continuing operations(a)	(46,440)	(62,876)	(33,860)	(43,623)
Earnings (loss) before cumulative effect of accounting change(a)(b)	(56,948)	427,575	39,551	(17,383)
Net earnings (loss)(a)(b)(c)(g)(i)	(56,948)	427,575	39,551	(26,570)
Loss per Share—Continuing Operations
Basic and diluted loss per common share(d)	(.12)	(.17)	(.09)	(.12)
Earnings (loss) per Share—Before Cumulative Effect of Accounting Change
Basic earnings (loss) per common share(d)	(.15)	1.14	.11	(.05)
Diluted net earnings (loss) per common share(d)	(.15)	.59	.09	(.05)
Net earnings (loss) per Share
Basic net earnings (loss) per common share(d)	(.15)	1.14	.11	(.07)
Diluted net earnings (loss) per common share(d)	(.15)	.59	.09	(.07)
Year Ended December 31, 2000
Net revenues	$863,076	$750,611	$719,226	$631,699
Operating loss	(218,965)	(57,452)	(46,721)	(26,609)
Loss from continuing operations(e)(f)	(83,513)	(26,001)	(35,200)	(27,684)
Net loss(e)(f)(g)(i)	(80,285)	(21,063)	(27,738)	(18,897)
Loss per Share—Continuing Operations
Basic and diluted loss per common share(d)(h)	(.23)	(.07)	(.10)	(.08)
Net loss per Share
Basic and diluted net loss per common share(d)(h)	(.22)	(.06)	(.08)	(.06)

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

(f)
During the first quarter of 2000, the Company recorded a pre-tax gain of $3.7 million related to the initial public offering of Hotels.

(g)
USAB is presented as a discontinued operation for 2000. For the fourth, third, second and first quarters of 2000, the after tax results of USAB were losses of $18.0 million, $14.4 million, $15.2 million and $11.8 million, respectively.

(h)
Earnings (loss) per common share data and shares outstanding retroactively reflect the impact of the two-for-one stock split of USA's common stock and Class B common stock paid on February 24, 2000. All share numbers give effect to such stock split.

(i)
USA Entertainment is presented as a discontinued operation for all years presented. For the fourth, third, second and first quarters of 2001, the after tax results of USA Entertainment were $(10.5) million, $22.4 million, $23.6 million and $17.1 million (net of cumulative effect of an accounting change of $(9.2) million), respectively. For the fourth, third, second and first quarters of 2000, the after tax results of USA Entertainment were $21.2 million, $19.3 million, $22.7 million and $20.5 million, respectively.

NOTE 16—INDUSTRY SEGMENTS

        The Company operates principally in the following industry segments: Home Shopping Network (including HSN International and HSN.com); Ticketmaster (Nasdaq: TMCS), which operates Ticketmaster, Ticketmaster.com, Citysearch and Match.com; Hotels (Nasdaq: ROOM); Electronic Commerce Solutions; Styleclick (OTC: IBUY); and Precision Response Corporation. The USA Entertainment Group is presented as discontinued operations and accordingly are excluded from the schedules below except for Assets, which are included in Corporate & other.

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

NOTE 16—INDUSTRY SEGMENTS (Continued)

        The following is a reconciliation of Operating Income to Adjusted EBITDA for 2001, 2000 and 1999.

	Twelve Months Ended December 31,
	2001	2000	1999
Operating loss	$(216,423)	$(349,746)	$(48,842)
Depreciation and amortization	432,139	565,742	205,843
Amortization of cable distribution fees	43,975	36,322	26,680
Amortization of non-cash distribution and marketing	26,384	11,665	—
Amortization of non cash compensation expense	7,800	12,740	6,423
Disengagement expenses	4,052	—	—

Adjusted EBITDA	$297,927	$276,723	$190,104

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Revenues
HSN-U.S.(a)	$1,658,904	$1,533,271	$1,332,911
Ticketing	579,679	518,565	442,742
Hotels.com	536,497	327,977	124,113
Precision Response	298,678	212,471	—
Match.com	49,249	29,122	9,000
Citysearch and related	46,108	50,889	27,329
Electronic Commerce Solutions/Styleclick	34,229	46,603	49,202
HSN-International and other(b)	272,569	245,714	8,917
Other	—	—	6,894
Intersegment Elimination	(7,053)	—	—

Total	$3,468,860	$2,964,612	$2,001,108

Operating Profit (Loss)
HSN-U.S.(a),(c)	$103,866	$130,442	$137,670
Ticketing	25,351	25,453	32,503
Hotels.com	15,811	9,166	5,654
Precision Response	(40,857)	(7,282)	—
Match.com	(3,004)	(12,484)	(7,451)
Citysearch and related	(171,351)	(207,004)	(119,521)
Electronic Commerce Solutions/Styleclick	(73,145)	(240,085)	(51,701)
HSN International and other(b)	(34,907)	4,641	(4,517)
Corporate & other	(46,494)	(52,593)	(41,479)
Intersegment Elimination	8,307	—	—

Total	$(216,423)	$(349,746)	$(48,842)

Adjusted EBITDA
HSN-U.S.(a)	$230,280	$236,752	$214,893
Ticketing	106,248	99,375	93,432
Hotels.com	81,449	52,641	18,891
Precision Response	26,044	35,165	—
Match.com	16,512	6,241	(400)
Citysearch and related	(44,417)	(66,356)	(60,444)
Electronic Commerce Solutions/Styleclick	(58,364)	(60,227)	(41,652)
HSN International and other(b)	(25,306)	10,740	(4,505)
Corporate & other	(34,519)	(37,608)	(30,111)

Total	$297,927	$276,723	$190,104

Assets
HSN-U.S.	1,704,335	1,729,266	1,601,470
Ticketing	1,109,661	1,089,965	1,004,277
Hotels.com	643,835	555,613	202,666
Precision Response	850,485	795,531	—
Match.com	83,032	73,293	77,316
Citysearch and related	209,212	364,631	573,632
Electronic Commerce Solutions/Styleclick	33,111	61,025	28,623
HSN International and other	212,549	133,654	37,840
Corporate & other	1,693,630	843,312	1,625,336

Total	$6,539,850	$5,646,290	$5,151,160

Depreciation and amortization of intangibles and cable distribution fees
HSN-U.S.	$122,115	$106,059	$83,796
Ticketing	80,897	73,922	60,846
Hotels.com	48,662	39,215	13,237
Precision Response	66,901	42,447	—
Match.com	19,516	18,725	7,051
Citysearch and related	106,700	130,207	59,077
Electronic Commerce Solutions/Styleclick	14,589	179,854	3,251
HSN-International and other	9,601	6,099	12
Corporate & other	7,133	5,536	5,253

Total	$476,114	$602,064	$232,523

Capital expenditures
HSN-U.S.	$42,615	$34,122	$33,412
Ticketing	24,465	23,282	23,789
Hotels.com	16,022	2,859	1,092
Precision Response	25,775	43,505	—
Match.com	3,268	2,485	—
Citysearch and related	5,017	9,262	11,328
Electronic Commerce Solutions/Styleclick	2,292	5,047	13,657
HSN-International and other	6,031	18,105	13,746
Corporate & other	5,051	21,756	4,673

Total	$130,536	$160,423	$101,697

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

NOTE 17—FINANCIAL INSTRUMENTS

        The additional disclosure below of the estimated fair value of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies when available. The carrying values of all financial instruments approximates their respective fair values.

	December 31, 2001		December 31, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In Thousands)
Cash and cash equivalents	$978,377	$978,377	$244,223	$244,223
Long-term investments	64,731	64,731	48,949	48,949
Long-term obligations	(577,891)	(577,891)	(576,514)	(576,514)

NOTE 18—MARKETABLE SECURITIES AND INVESTMENTS HELD FOR SALE

        At December 31, 2001, marketable securities available-for-sale were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agencies	$147,106	$230	$(217)	$147,119
Non-US government securities and other fixed Term obligations	22,350	—	—	22,350
Corporate debt securities	1,970	25	—	1,995

Total marketable securities	171,426	255	(217)	171,464
Investment held for sale	—	—	—	—

Total	$171,426	$255	$(217)	$171,464

        Income tax expense of $15 were recorded on these securities for the year ended December 31, 2001.

        The contractual maturities of debt securities classified as available-for-sale as of December 31, 2001 are as follows (in thousands):

	Amortized Cost	Estimated Fair Values
Due in one year or less	$65,922	$66,035
Due after one year through two years	7,461	7,398
Due after two through five years	22,977	22,956
Due over five years	75,066	75,075

Total	$171,426	$171,464

        At December 31, 2000, marketable securities available-for-sale were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$81,066	$9	$(14)	$81,061
U.S. Government and agencies	26,928	118	(12)	27,034
Certificate of deposit	10,175	20	—	10,195
Treasury Bill	8,048	14	—	8,062

Total debt securities	126,217	161	(26)	126,352
Investment held for sale	10,041	—	(9,291)	750

Total Marketable Securities	$136,258	$161	$(9,317)	$127,102

        Income tax benefit of $3.6 million was recorded on these securities for the year ended December 31, 2000.

        The contractual maturities of debt securities classified as available-for-sale as of December 31, 2000 are as follows (in thousands):

	Amortized Cost	Estimated Fair Values
Due in one year or less	$113,865	$113,976
Due after one year through two years	997	1,012
Due after two through five years	2,002	2,019
Due over five years	9,353	9,345

Total	$126,217	$126,352

USA INTERACTIVE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

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

	As of and for the Years Ended December 31,
	2001	2000
	(In Thousands)
Current assets	$17,597	$6,943
Non-current assets	157,274	42,784
Current liabilities	46,085	37,531
Non-current liabilities	194,249	23,668
Net sales	8,215	6,242
Gross profit	277	1,301
Net loss	(51,453)	(20,254)

        To date, the Company has contributed approximately $125.3 million, including $105.5 million in 2001, and recorded equity losses in unconsolidated subsidiaries of $30.5 million, including $27.6 million in 2001.

NOTE 20—SAVOY SUMMARIZED HISTORICAL FINANCIAL INFORMATION (Discontinued operation)

        The Company has not prepared separate financial statements and other disclosures concerning Savoy because management has determined that such information is not material to holders of the Savoy Debentures, all of which have been assumed by the Company as a joint and several obligor. The information presented is reflected at Savoy's historical cost basis.

Summary Consolidated Statements of Operations

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Net sales	$3,591	$6,678	$7,890
Operating expenses	118	3,236	3,431
Operating income	3,473	3,442	4,459
Net income	5,681	6,354	7,143

Summary Consolidated Balance Sheets

	December 31,
	2001	2000
	(In Thousands)
Current assets	$10,709	$—
Non-current assets	53,563	158,561
Current liabilities	4,861	17,021
Non-current liabilities	44,530	38,902

NOTE 21—DISCONTINUED OPERATIONS

Sale of USA Broadcasting

        In August 2001, the Company completed its previously announced sale of all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations to Univision Communications Inc. ("Univision"). Total cash proceeds were $1.1 billion, of which $510.4 million was collected in fiscal year 2001 and $589.6 million in January 2002. The gain on the sale of the stations of $517.8 million, net of tax of $377.4 million. USAB is presented as a discontinued operation for all periods presented. The revenues for USAB were $19.7 million and $8.6 million in the years ended 2000 and 1999, respectively. The loss for USAB was $59.4 million (net of tax benefit of $21.3 million) and $44.1 million (net of tax benefit of $12.1 million) in the years ended 2000 and 1999, respectively.

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

        In connection with the VUE Transaction, USA and its subsidiaries received the following at the closing: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period, (ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests that were exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with a related transaction. In connection with the transaction, USA has retired approximately 321 million shares previously owned by Vivendi, thereby reducing USA's fully diluted shares to 477 million shares.

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

        The USA Entertainment Group is presented as a discontinued operation for all periods presented. The revenues the USA Entertainment Group were $1.8 billion, $1.6 billion and $1.4 billion in the years ended 2001, 2000 and 1999, respectively. The net income, net of the effect of minority interest, for the USA Entertainment Group was $61.8 million (net of tax expense of $106.4 million), $83.8 million (net of tax expense of $69.0 million) and $85.7 million (net of tax expense of $74.5 million) in the years ended 2001, 2000 and 1999, respectively.

NOTE 22—EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted earnings per share. All share numbers have been adjusted to retroactively reflect the impact of the two-for-one stock split of USA's common stock and Class B common stock paid on February 24, 2000. All share numbers give effect to such stock split.

	Years Ended December 31,
	2001	2000	1999
	(In Thousands, Except Per Share Data)
Continuing Operations:
Numerator:
Earnings (loss)	$(186,799)	$(172,398)	$(69,212)
Denominator:
Denominator for basic and diluted earnings per share- weighted average shares	374,101	359,688	327,816
Basic earnings (loss) per share	$(.50)	$(.48)	$(.21)
Diluted earnings (loss) per share	$(.50)	$(.48)	$(.21)
	Years Ended December 31,
	2001	2000	1999
	(In Thousands, Except Per Share Data)
Earnings (loss) before cumulative effect of accounting change, net of tax:
Numerator:
Net earnings (loss)	$392,795	$(147,983)	$(27,631)
Elimination of minority interest	74,066	—	—

Numerator for diluted earnings (loss) per share	$466,861	$(147,983)	$(27,631)

Denominator:
Denominator for basic earnings per share-weighted average shares	374,101	359,688	327,816
Effect of dilutive securities:
Stock options	30,089	—	—
LLC shares exchangeable into Common Stock	361,153	—	—

Diluted weighted average shares	765,343	359,688	327,816

Basic earnings (loss) per share	$1.05	$(.41)	$(.08)
Diluted earnings (loss) per share	.61	$(.41)	$(.08)

	Years Ended December 31,
	2001	2000	1999
	(In Thousands, Except Per Share Data)
Net Earnings (loss):
Numerator:
Net earnings (loss)	$383,608	$(147,983)	$(27,631)
Elimination of minority interest	74,066	—	—

Numerator for diluted earnings (loss) per share	$457,674	$(147,983)	$(27,631)

Denominator:
Denominator for basic earnings per share — weighted average shares	374,101	359,688	327,816
Effect of dilutive securities:
Stock options	30,089	—	—
LLC shares exchangeable into Common Stock	361,153	—	—

Diluted weighted average shares	765,343	359,688	327,816

Basic earnings (loss) per share	$1.03	$(.41)	$(.08)
Diluted earnings (loss) per share	.60	$(.41)	$(.08)

NOTE 23—NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

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

        As of and for the Year Ended December 31, 2001

	USA	Holdco	USANi LLC	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	USA Consolidated
Current assets	$585,212	$—	$749,559	$303,977	$677,452	$31,116	$2,347,316
Property and equipment net	—	—	24,755	165,686	208,546	—	398,987
Goodwill and other intangible assets, net	71,598	—	2,260	1,057,098	2,163,526	—	3,294,482
Investment in subsidiaries	4,057,110	1,319,505	6,102,427	—	—	(11,479,042)	—
Other assets	92,111	—	2,262	(88,296)	942,386	(487,741)	460,722
Net current assets of discontinued operations	—	—	—	108,609	(65,271)	(4,995)	38,343

Total assets	$4,806,031	$1,319,505	$6,881,263	$1,547,074	$3,926,639	$(11,940,662)	$6,539,850

Current liabilities	$238,934	$—	$(15,540)	$296,135	$438,519	$46,675	$1,004,723
Long-term debt, less current portion	—	—	498,515	311	45,546	—	544,372
Other liabilities	621,596	—	—	1,240,405	471,788	(2,097,255)	236,534
Minority interest	—	—	(141,389)	(108,769)	442,450	514,396	706,688
Interdivisional equity	—	—	—	4,037,890	2,800,451	(6,838,341)	—
Stockholder's equity	3,945,501	1,319,505	6,539,677	(65,504)	—	(7,793,678)	3,945,501
Net non current liabilities of discontinued operations	—	—	—	(3,853,394)	(272,115)	4,227,541	102,032

Total liabilities and shareholders' equity	$4,806,031	$1,319,505	$6,881,263	$1,547,074	$3,926,639	$(11,940,662)	$6,539,850

Revenue	$—	$—	$—	$1,646,599	$1,829,915	$(7,654)	$3,468,860
Operating expenses	(10,725)	—	(34,154)	(1,583,297)	(2,073,069)	15,962	(3,685,283)
Interest expense, net	(21,757)	—	4,650	(839)	(1,239)	—	(19,185)
Other income (expense), net	(154,317)	64,557	367,373	(4,025)	(38,284)	(287,153)	(51,849)
Provision for income taxes	—	—	—	10,412	(12,862)	—	(2,450)
Minority interest	—	—	—	41,043	62,065	—	103,108

Net (loss) income from continuing operations	$(186,799)	$64,557	$337,869	$109,893	$(233,474)	$(278,845)	$(186,799)
Net (loss) income from discontinued operations	61,747	—	—	85,070	(23,323)	(61,747)	61,747
Gain on disposal of Broadcasting Stations	517,847	—	—	—	—	—	517,847
Net income (loss) from cumulative effect of accounting change	(9,187)	1,901	6,470	2,438	(11,625)	816	(9,187)

Net income (loss)	$383,608	$66,458	$344,339	$197,401	$(268,422)	$(339,776)	$383,608

Cash flows from operations	$(36,116)	$—	$(25,770)	$213,466	$146,755	$—	$298,335
Cash flows used in investing activities	31,993	—	(7,774)	(81,279)	92,112	—	35,052
Cash flows from financing activities	4,123	—	359,725	(78,937)	(228,655)	—	56,256
Net Cash used by discontinued operations	—	—	—	335,362	12,812	—	348,174
Effect of exchange rate	—	—	(417)	269	(3,515)	—	(3,663)
Cash at the beginning of the period	—	—	51,911	(2,427)	194,739	—	244,223

Cash at the end of the period	$—	$—	$377,675	$386,454	$214,248	$—	$978,377

        As of and for the Year Ended December 31, 2000

	USA	Holdco	USANi LLC	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	USA Consolidated
Current assets	$356,726	$—	$14,159	$321,848	$571,341	$(316,057)	$948,017
Property and equipment net	—	—	24,203	172,833	211,914	—	408,950
Goodwill and other intangible assets, net	73,693	—	—	1,082,220	2,213,935	—	3,369,848
Investment in subsidiaries	3,362,672	1,284,166	6,032,521	—	—	(10,679,359)	—
Other assets	167,447	—	627,433	290,605	79,926	(766,109)	399,302
Net current assets of discontinued operations	—	—	—	67,326	(11,401)	30,592	86,517
Net non current assets on discontinued operations	—	—	—	5,604,397	112,684	(5,283,425)	433,656

Total assets	$3,960,538	$1,284,166	$6,698,316	$7,539,229	$3,178,399	$(17,014,358)	$5,646,290

Current liabilities	$12,406	$—	$—	$497,324	$376,718	$(207,071)	$679,377
Long-term debt, less current portion	—	—	498,212	3,910	49,644	—	551,766
Other liabilities	508,261	—	—	671,942	317,904	(1,431,662)	66,445
Minority interest	—	—	60,373	174,081	439,699	234,678	908,831
Interdivisional equity	—	—	—	6,157,635	2,134,252	(8,291,887)	—
Stockholders' equity	3,439,871	1,284,166	6,139,731	34,337	(139,818)	(7,318,416)	3,439,871

Total liabilities and shareholders' equity	$3,960,538	$1,284,166	$6,698,316	$7,539,229	$3,178,399	$(17,014,358)	$5,646,290

Revenue	$—	$—	$—	$1,645,046	$1,320,636	$(1,070)	$2,964,612
Operating expenses	(15,184)	—	(37,369)	(1,570,808)	(1,692,067)	1,070	(3,314,358)
Interest expense, net	(26,195)	—	22,208	860	(4,241)	2	(7,366)
Other income (expense), net	(132,361)	65,026	372,389	(87,802)	(20,875)	(147,360)	49,017
Provision for income taxes	1,342	—	(27,351)	39,823	(57,664)	—	(43,850)
Minority interest	—	—	—	171,901	153,615	(145,969)	179,547

Net (loss) income from continuing operations	$(172,398)	$65,026	$329,877	$199,020	$(300,596)	$(293,327)	$(172,398)

Net (loss) income from discontinued operations	$24,415	—	—	$38,005	$(13,590)	$(24,415)	$24,415

Cash flows from operations	$(34,654)	$—	$(9,403)	$72,631	$58,747	$—	$87,321
Cash flows used in investing activities	$18,711	$—	$(63,754)	$(91,640)	$(271,333)	$—	$(408,016)
Cash flows from financing activities	$15,943	$—	$(215,328)	$32,249	$225,299	$—	$58,163
Net Cash used by discontinued operations	—	—	—	131,788	(45,522)	—	86,266
Effect of exchange rate	—	—	—	3,352	(6,039)	—	(2,687)
Cash at the beginning of the period	—	—	265,652	(22,159)	179,683	—	423,176

Cash at the end of the period	$—	$—	$(22,833)	$126,221	$140,835	$—	$244,223

        As of and for the Year Ended December 31, 1999

	USA	Holdco	USANi LLC	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	USA Consolidated
Revenue	$—	$—	$—	$1,290,550	$710,558	$—	$2,001,108
Operating expenses	(10,074)	—	(27,171)	(1,213,177)	(799,528)	—	(2,049,950)
Interest expense, net	(10,713)	—	(11,837)	4,934	(12,079)	—	(29,695)
Other income (expense), net	(56,290)	85,199	433,996	39,559	20,943	(527,676)	(4,269)
Provision for income taxes	7,865	—	—	(7,390)	(29,033)	—	(28,558)
Minority interest	—	—	—	91	56,650	(14,589)	42,152

Net (loss) income from continuing operations	$(69,212)	$85,199	$394,988	$114,567	$(52,489)	$(542,265)	$(69,212)

Net (loss) income from discontinued operations	$41,581	$—	$—	$265,262	$15,851	$(281,113)	$41,581

Cash flows from operations	$(33,127)	$—	$(31,200)	$95,419	$46,668	$—	$77,760
Cash flows used in investing activities	$(401,082)	$—	$(53,645)	$(57,319)	$43,728	$—	$(468,318)
Cash flows from financing activities	$434,209	$—	$(147,082)	$(129,182)	$(57,741)	$—	$100,204
Net cash used by discontinued operations	—	—	—	333,911	(66,260)	—	267,651
Effect of exchange rate	—	—	—	—	(123)	—	(123)
Cash at the beginning of the period	—	—	151,160	102,308	192,534	—	446,002

Cash at the end of the period	$—	$—	$(80,767)	$345,137	$158,806	$—	$423,176

Note 24—SUBSEQUENT EVENTS (UNAUDITED)

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)		List of Documents filed as part of this Report
(1)	—
Consolidated Financial Statements
    Report of Independent Auditors: Ernst & Young LLP.
    Consolidated Statement of Operations for the Years Ended December 31,
        2001, 2000 and 1999.
    Consolidated Balance Sheets as of December 31, 2001 and 2000.
    Consolidated Statement of Stockholders' Equity for the Years Ended
        December 31, 2001, 2000 and 1999.
    Consolidated Statements of Cash Flows for Years Ended December 31, 2001,
        2000 and 1999.
Notes to Consolidated Financial Statements.
(2)	—	Consolidated Financial Statement Schedules

        All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

        (5)—Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
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
3.1	Restated Certificate of Incorporation of USA filed as Exhibit 3.1 to USA's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, is incorporated herein by reference.
3.2	Amendment to Restated Certificate of Incorporation of USA, filed as Exhibit A the USA's Definitive Information Statemet, filed on November 19, 2001, is incorporated herein by reference.
3.3†	Amendment to By-Laws of USA, dated January 31, 2002.
3.4†	Amended and Restated By-Laws of USA.

4.1
Indenture, dated as of November 23, 1998, among USA, USANi LLC, the Guarantors party thereto, and The Chase Manhattan Bank, as Trustee, filed as Exhibit 4.1 to USA's Registration Statement on Form S-4 (No. 333-71305) (the "USA S-4"), is incorporated herein by reference.
4.2	Form of 6 3/4% Senior Notes due 2005 (included as Exhibit B to Exhibit 4.1 to the USA S-4).
4.3†	Certificate of Designations of Series A Cumulative Convertible Preferred Stock of USA.
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
4.8†	Equity Warrant Agreement, dated as of February 4, 2002, between USA and The Bank of New York, as equity warrant agent.
10.1	Form of Affiliation Agreements between USA and Home Shopping, filed as Exhibit 10.2 to USA's Registration Statement on Form 10, as amended, is incorporated herein by reference.
10.2*	Form of 1992 Stock Option and Restricted Stock Plan between USA and Home Shopping, filed as Exhibit 10.6 to USA's Registration Statement on Form 8, as amended, is incorporated herein by reference.
10.3	Form of Indemnification Agreement, filed as Exhibit 10.10 to USA's Registration Statement on Form 10, as amended, is incorporated herein by reference.
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
10.30
Second Amendment, dated as of October 9, 1998, to the Credit Agreement, dated February 12, 1998, among USA, USANi LLC, as Borrower, Various Lenders, The Chase Manhattan Bank, as Administrative Agent, Syndication Agent and Collateral Agent, and Bank of America National Trust & Savings Association and The Bank of New York, as Co-Documentation Agents, filed as Exhibit 10.40 to the USA S-4, is incorporated herein by reference.
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
10.34†
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
10.43†*	Employment Agreement between Julius Genachowski and USA, dated August 9, 2000.
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
21.1†	Subsidiaries of USA
23.1††	Consent of Ernst & Young LLP

*
Reflects management contracts and compensatory plans.

†
Previously filed with Form 10-K for the year ended December 31, 2001.

††
Filed herewith.

SIGNATURES

        Pursuant to the Requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

USA INTERACTIVE (Registrant)
/s/ WILLIAM J. SEVERANCE Name: William J. Severance Title: Vice President and Controller (Chief Accounting Officer)

July 24, 2002

USA NETWORKS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance At Beginning of Period	Charges To Earnings	Charges To Other Accounts(2)	Deductions- Describe(1)	Balance At End of Period
Allowance for doubtful accounts:
Year ended December 31, 2001	$11,734	$18,963	$640	$(15,085)	$16,252
Year ended December 31, 2000	$4,970	$12,738	$2,957	$(8,931)	$11,734
Year ended December 31, 1999	$2,465	$7,862	$—	$(5,357)	$4,970

(1)
Write-off fully reserved accounts receivable.

(2)
Amounts relate to the acquisition of Precision Corporation and merger with Styleclick.com in 2000.

QuickLinks

Documents Incorporated By Reference
EXPLANATORY NOTE
REPORT OF INDEPENDENT AUDITORS
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ASSETS
LIABILITIES AND STOCKHOLDERS' EQUITY
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
USA INTERACTIVE AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
GENERAL
SUBSEQUENT EVENTS (UNAUDITED)
USA INTERACTIVE AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART IV
SIGNATURES
USA NETWORKS, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS