Form 10-Q/A
period 2002-03-31
USA INTERACTIVE
filed 2002-07-24
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on July 24, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        As of May 10, 2002, the following shares of the Registrant's capital stock were outstanding:

Common Stock	350,252,365
Class B Common Stock	63,033,452

Total	413,285,817
Common Stock issuable upon exchange of outstanding exchangeable subsidiary equity	33,216,607

Total outstanding Common Stock, assuming full exchange of Class B Common Stock and exchangeable subsidiary equity	446,502,424

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

EXPLANATORY NOTE

        The Registrant hereby amends and restates in its entirety Item 1, Consolidated Financial Statements, as described. On May 7, 2002, USA Interactive (formerly, USA Networks, Inc.) completed its previously announced transaction with Vivendi Universal, S.A. to create a joint venture called Vivendi Universal Entertainment. In conjunction with the transaction, USA Interactive contributed the USA Entertainment Group to Vivendi Universal Entertainment. The USA Entertainment Group consists of USA Cable, including USA Network and SciFi Channel and Emerging Networks, TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. The consolidated financial statements included in this Amendment to the Quarterly Report on Form 10-Q/A have been reclassified to present the results of operations and financial position of USA Entertainment as discontinued operations.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In thousands, except per share data)
Product sales	$462,442	$458,898
Service revenue	509,207	361,764

Net revenue	971,649	820,662
Operating costs and expenses:
Cost of sales-product sales	301,742	303,657
Cost of sales-service revenue	315,806	246,425
Selling and marketing	145,846	109,619
General and administrative	78,311	72,009
Other operating costs	19,068	19,192
Amortization of non-cash distribution and marketing expense	6,964	8,017
Amortization of non-cash compensation expense	3,808	2,855
Amortization of cable distribution fees	13,000	8,756
Depreciation and amortization	59,321	103,660

Total operating costs and expenses	943,866	874,190

Operating profit (loss)	27,783	(53,528)
Other income (expense):
Interest income	6,765	7,378
Interest expense	(11,433)	(11,559)
Loss in unconsolidated subsidiaries and other	(12,132)	(6,529)

	(16,800)	(10,710)

Earnings (loss) from continuing operations before income taxes and minority interest	10,983	(64,238)
Income tax expense	(15,950)	(4,565)
Minority interest expense	8,937	25,180

Earnings (loss) from continuing operations before cumulative effect of accounting change	3,970	(43,623)
Discontinued operations, net of tax	21,930	26,240

Earnings before cumulative effect of accounting change	25,900	(17,383)
Cumulative effect of accounting change, net of tax	(310,587)	(9,187)

Net Loss	(284,687)	(26,570)
Preferred dividend	(1,967)	—

Net Loss Available to Common Shareholders	$(286,654)	$(26,570)

Earnings (loss) per share from continuing operations available to common shareholders:
Basic earnings (loss) per common share	$.01	$(.12)
Diluted earnings (loss) per common share	—	$(.12)
Earnings (loss) per share before cumulative effect of accounting change:
Basic earnings (loss) per common share	$.06	$(.05)
Diluted earnings (loss) per common share	$.05	$(.05)
Net Loss per Share Available to Common Shareholders:
Basic and diluted loss per common share	$(.73)	$(.07)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2002	December 31, 2001
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,709,568	$978,377
Restricted cash equivalents	12,052	9,107
Marketable securities	226,214	171,464
Accounts and notes receivable, net of allowance of $17,902 and $16,252, respectively	274,493	276,716
Receivable from sale of USAB	—	589,625
Inventories, net	189,888	197,354
Deferred tax assets	38,120	39,946
Other current assets, net	128,414	84,727
Net current assets of discontinued operations	134,739	38,343

Total current assets	2,713,488	2,385,659
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment	378,236	349,145
Buildings and leasehold improvements	123,677	125,491
Furniture and other equipment	95,099	91,292
Land	15,675	15,665
Projects in progress	33,396	45,754

	646,083	627,347
Less accumulated depreciation and amortization	(238,370)	(228,360)

	407,713	398,987
OTHER ASSETS
Goodwill	3,587,131	3,075,831
Intangible assets, net	710,436	218,651
Cable distribution fees, net	202,727	158,880
Long-term investments	83,899	64,731
Notes and accounts receivable, net of current portion ($86,091 and $99,819, respectively, from related parties)	91,867	108,095
Advance to Universal	19,687	39,265
Deferred income taxes	93,192	—
Deferred charges and other, net	80,218	89,751

	$7,990,358	$6,539,850

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2002	December 31, 2001
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$35,512	$33,519
Accounts payable, trade	230,319	309,609
Accounts payable, client accounts	200,714	102,011
Cable distribution fees payable	76,553	32,795
Deferred revenue	274,832	75,256
Income tax payable	168,586	188,806
Other accrued liabilities	379,196	262,727

Total current liabilities	1,365,712	1,004,723
Long-Term Obligations (net of current maturities)	544,501	544,372
Other Long-Term Liabilities	23,550	26,350
Deferred Income Taxes	—	210,184
Minority Interest	629,903	706,688
Net Long-term Liabilities of Discontinued Operations	152,447	102,032
Stockholders' Equity
Preferred stock-$.01 par value; authorized 100,000,000 shares; 13,120,682 and 0 shares issued and outstanding, respectively	131	—
Common stock-$.01 par value; authorized 1,600,000,000 shares; issued and outstanding, 341,974,314 and 314,704,017 shares, respectively	3,419	3,147
Class B convertible common stock-$.01 par value; authorized, 400,000,000 shares; issued and outstanding, 63,033,452 shares	630	630
Additional paid-in capital	5,541,376	3,918,401
(Accumulated deficit)/retained earnings	(105,387)	181,267
Accumulated other comprehensive loss	(15,251)	(11,605)
Treasury stock	(145,675)	(141,341)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total stockholders' equity	5,274,245	3,945,501

	$7,990,358	$6,539,850

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Total	Preferred Stock	Common Stock	Class B Convertible Common Stock	Addit. Paid-in Capital	Retained Earnings/ Accum. Deficit	Accum. Other Comp. Income	Treasury Stock	Note Receivable From Key Executive for Common Stock Issuance
					(In thousands)
Balance at December 31, 2001	$3,945,501	$—	$3,147	$630	$3,918,401	$181,267	$(11,605)	$(141,341)	$(4,998)
Comprehensive loss:
Net loss for the three months ended March 31, 2002	(284,687)	—	—	—	—	(284,687)	—	—	—
Decrease in unrealized gains in available for sale securities	(316)	—	—	—	—	—	(316)	—	—
Foreign currency translation	(3,330)	—	—	—	—	—	(3,330)	—	—
Comprehensive loss	(288,333)
Issuance of securities in connection with the Expedia transaction	1,498,007	131	206	—	1,497,670	—	—	—	—
Issuance of common stock upon exercise of stock options	96,739	—	63	—	96,676	—	—	—	—
Income tax benefit related to stock options exercised	19,063	—	—	—	19,063	—	—	—	—
Issuance of stock in connection with other transactions	9,571	—	5	—	9,566	—	—	—	—
Dividend on preferred stock	(1,967)	—	—	—	—	(1,967)	—	—	—
Purchase of treasury stock	(4,336)	—	(2)	—	—	—	—	(4,334)	—

Balance at March 31, 2002	$5,274,245	$131	$3,419	$630	$5,541,376	$(105,387)	$(15,251)	$(145,675)	$(4,998)

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

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In Thousands)
Cash flows from operating activities:
Earnings (loss) from continuing operations before cumulative effect of accounting change	$3,970	$(43,623)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,321	103,660
Amortization of cable distribution fees	13,000	8,756
Amortization of deferred financing costs	343	465
Amortization of non-cash distribution and marketing	6,964	8,017
Amortization of non-cash compensation expense	3,808	2,855
Deferred income taxes	9,133	(1,077)
Equity in losses of unconsolidated affiliates	13,473	4,258
Non-cash interest income	(235)	(1,614)
Minority interest expense	(8,937)	(25,180)
Changes in current assets and liabilities:
Accounts receivable	30,780	156
Inventories	7,619	17,775
Accounts payable	(11,782)	(23,977)
Accrued liabilities and deferred revenue	(95,039)	28,286
Increase in cable distribution fees	(12,884)	(732)
Other, net	(5,948)	(8,307)

Net Cash Provided By Operating Activities	13,586	69,718
Cash flows from investing activities:
Acquisitions, net of cash acquired	242,306	(79,905)
Capital expenditures	(28,031)	(21,678)
Recoupment of advance to Universal	19,735	16,474
Increase in long-term investments and notes receivable	(603)	(30,619)
(Purchase) redemption of marketable securities	(55,154)	45,565
Proceeds from sale of broadcast stations	589,625	—
Other, net	(10,119)	(4,589)

Net Cash Provided By (Used In) Investing Activities	757,759	(74,752)
Cash flows from financing activities:
Borrowings	2,829	40,905
Principal payments on long-term obligations	(1,854)	(3,368)
Purchase of treasury stock	(2,895)	(646)
Payment of mandatory tax distribution to LLC partners	(153,479)	(17,369)
Proceeds from sale of subsidiary stock	33,566	913
Proceeds from issuance of common stock and LLC shares	100,339	29,495
Other, net	(243)	(6,829)

Net Cash Provided By (Used In) Financing Activities	(21,737)	43,101
Discontinued operations	(18,451)	29,837
Effect of exchange rate changes on cash and cash equivalents	34	(3,022)

Net Increase In Cash and Cash Equivalents	731,191	64,882
Cash and cash equivalents at beginning of period	978,377	244,223

Cash And Cash Equivalents at End of Period	$1,709,568	$309,105

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

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

        USA Entertainment was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002 and the results of operations and statement of position of USA Entertainment is now presented as a discontinued operation. See Note 10 for further discussion of the VUE transaction.

        On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia, Inc. ("Expedia") through a merger of one of its subsidiaries with and into Expedia. See Note 3 below for further discussion.

        Prior to the VUE transaction, a number of USA's businesses were held by two non-wholly owned subsidiaries, Home Shopping Network, Inc. ("Holdco") and USANi LLC. USA maintained control and management of Holdco and USANi LLC, and manages the businesses held by USANi LLC, in substantially the same manner as they would be if USA held them directly through wholly owned subsidiaries. The other principal owners of these subsidiaries were Liberty Media Corporation ("Liberty") and Vivendi, through Universal Studios, Inc ("Universal") and other subsidiaries. In connection with the VUE transaction, all shares of USANi LLC held by Liberty and Vivendi were exchanged for USA shares or cancelled. USA had the contractual right to require the exchange of the Holdco shares held by Liberty for shares of USA, which exchange occurred on June 27, 2002. Following such exchange and after giving effect to the VUE transaction, Holdco and USANi LLC are wholly owned, thereby simplifying USA's corporate and capital structure.

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

New Accounting Pronouncements

Accounting for Goodwill and Other Intangible Assets

        Effective January 1, 2002, USA adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. As previously discussed, USA recorded a pre-tax write-off before minority interest of $499 million related to the Citysearch and Precision Response ("PRC") businesses. Although Citysearch and PRC are expected to generate positive cash flows in the future, due to cash flow discounting techniques to estimate fair value as required by the new rules, the future estimated discounted cash flows do not support current carrying values. The Citysearch write-off was $115 million, and the PRC write-off was $384 million. Goodwill amortization recorded in the three months ended March 31, 2001 was $52.8 million.

        Adoption of the new standard resulted in a one-time, non-cash after-tax expense of $310.6 million. The expense is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. See Note 7 for additional information.

Impairment or Disposal of Long-Lived Assets

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of for sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier applications encouraged.

Accounting by Producers or Distributors of Films (Discontinued Operations)

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

        SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash after-tax expense of $9.2 million related to the entertainment assets that were transferred to Vivendi. The expense is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Reclassifications

        Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2002 presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended (the "2001 Form 10-K/A") for a summary of all significant accounting policies.

NOTE 3—BUSINESS ACQUISITIONS

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

(in thousands)
Current assets	$320,224
Non-current assets	34,528
Goodwill and indefinite lived intangible assets	1,201,504
Intangible assets	252,400
Current liabilities	206,497
Non-current liabilities	87,072

        The following unaudited pro forma condensed consolidated financial information for the three months ended March 31, 2002 and 2001, is presented to show the results of the Company, as if the Expedia Transaction and the merger of Ticketmaster and Ticketmaster Online Citysearch, which did not impact revenues or operating profit, but rather minority interest and income taxes, had occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to intangible assets, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates. Note that the amounts exclude USAB and USA Entertainment, which are presented as discontinued operations (see note 10).

	Three Months Ended March 31,
	2002	2001
	(in thousands, except per share data)
Net revenues	$1,007,993	$877,884
Earnings (loss) before cumulative effect of accounting change	7,234	(59,835)
Earnings (loss) before cumulative effect of accounting change available to common shareholders	3,970	(59,835)
Basic and diluted loss available to common shareholders before cumulative effect of accounting change per common share	—	(0.15)

NOTE 4—STATEMENTS OF CASH FLOWS

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

NOTE 5—INDUSTRY SEGMENTS

        The Company operated principally in the following industry segments: Home Shopping Network (including HSN International and HSN.com); Ticketmaster (Nasdaq: TMCS), which operates Ticketmaster, Ticketmaster.com, Citysearch and Match.com; Hotels.com (Nasdaq: ROOM); Expedia (Nasdaq: EXPE); Electronic Commerce Solutions; Styleclick (OTC: IBUY); and Precision Response Corporation.

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

        The following is a reconciliation of Operating Profit to Adjusted EBITDA for the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Operating profit (loss)	$27,783	$(53,528)
Depreciation and amortization	59,321	103,660
Amortization of cable distribution fees	13,000	8,756
Amortization of non-cash distribution and marketing	6,964	8,017
Amortization of non cash compensation expense	3,808	2,855
Disengagement expenses	11,538	—

Adjusted EBITDA	$122,414	$69,670

Revenues:
HSN U.S.(a)	395,326	385,372
Ticketing	153,379	150,109
Hotels.com	165,712	105,286
Expedia	80,519	—
Precision Response	70,089	80,692
Match.com	25,265	8,544
Citysearch and related	7,275	12,384
Electronic Commerce Solutions/Styleclick	12,084	8,572
HSN International and other(b)	64,989	69,703
Intersegment Elimination	(2,989)	—

Total	$971,649	$820,662

Operating profit (loss):
HSN U.S.(a)(c)	21,691	23,001
Ticketing	19,344	10,585
Hotels.com	18,768	595
Expedia	12,874	—
Precision Response	(3,203)	(5,637)
Match.com	5,625	(4,685)
Citysearch and related	(24,429)	(42,603)
Electronic Commerce Solutions/Styleclick	(9,306)	(19,638)
HSN International and other	(6,543)	(2,573)
Corporate & other	(11,097)	(12,573)
Intersegment elimination	4,059	—

Total	$27,783	$(53,528)

Adjusted EBITDA
HSN U.S.(a)(c)	57,717	51,735
Ticketing	33,685	30,233
Hotels.com	25,794	15,822
Expedia	25,371	—
Precision Response	5,732	10,017
Match.com	6,872	264
Citysearch and related	(10,740)	(11,751)
Electronic Commerce Solutions/Styleclick	(8,465)	(16,918)
HSN International and other	(4,851)	(1,705)
Corporate & other	(8,701)	(7,937)

Total	$122,414	$69,760

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

NOTE 6—EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

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

	As of and for the Three Months Ended March 31,
	2002	2001
	(In Thousands)
Current assets	$25,808	$5,932
Non-current assets	168,993	41,344
Current liabilities	47,469	32,267
Non-current liabilities	234,815	22,871
Net sales	5,069	5,931
Gross profit	277	1,236
Net loss	(27,094)	(19,250)

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

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets is comprised of goodwill of $3.6 billion, intangible assets with indefinite lives of $315.1 million related primarily to tradenames acquired in the Expedia transaction, and other intangible assets of $395.3 million. The other intangible assets relate primarily to purchased technology, distribution agreements, customer lists and supplier relationships, and include $246.0 million related to the Expedia transaction. The amounts for Expedia are preliminary at this time, as the Company has not completed its purchase price allocation. The intangible assets that do not have indefinite lives are being amortized over periods ranging from 3 to 10 years. Amortization expense for the three months ended March 31, 2002 and 2001 was approximately $21.3 million and

$19.6 million respectively. Amortization expense based on March 31, 2002 balances for the next five years is estimated to be as follows (in thousands):

Nine months ended December 31, 2002	$80,770
Year ended December 31, 2003	103,393
Year ended December 31, 2004	89,466
Year ended December 31, 2005	53,484
Year ended December 31, 2006	50,823
Year ended December 31, 2007 and thereafter	17,393

$395,329

        Reported net earnings (loss) and basic and diluted net earnings (loss) per share adjusted to exclude amortization expense related to goodwill and other intangible assets with indefinite lives is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Reported earnings (loss) from continuing operations before cumulative effect of accounting change	$3,970	$(43,623)
Discontinued operations, net of tax	21,930	26,240

Earnings (loss) before cumulative effect of accounting change	25,900	(17,383)
Cumulative effect of accounting change (a)	(310,587)	(9,187)

Reported net loss	(284,687)	(26,570)
Preferred dividend	(1,967)	—

Loss available to common shareholders	(286,654)	(26,570)
Add back goodwill amortization	—	43,201

Adjusted net (loss) earnings	$(286,654)	$16,631

Earnings (loss) per share:
Reported earnings (loss) available to common shareholders before cumulative effect of accounting change	$0.06	$(0.05)
Cumulative effect of accounting change	(0.79)	(0.02)

Reported basic and diluted net loss per share	(0.73)	(0.07)
Add back: goodwill amortization	—	0.11

Adjusted basic and diluted net (loss) earnings per share	$(0.73)	$0.04

  (a)
  Cumulative effect of accounting change in 2002 relates to the adoption of FAS 142, while the effect in 2001 relates to the adoption of SOP 00-2, Accounting by Producers or Distributors of Films.

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill for the three months ended March 31, 2002 (in thousands):

	Balance at January 1, 2002	FX Translation	Adoption of FAS 142	Balance at March 31, 2002
HSN-US	1,174,652	—	—	1,174,652
Ticketing operations	722,786	568	—	723,354
Hotels.com	362,585	—	—	362,585
Expedia	—	—	—	954,181
Precision Response	696,809	—	(384,455)	312,354
Citysearch and related	58,994	—	(58,994)	—
Match.com	45,738	—	—	45,738
ECS	—	—	—	—
Styleclick	—	—	—	—
HSN-International	14,267	—	—	14,267

	$3,075,831	$568	$(443,449)	$3,587,131

NOTE 8—SAVOY SUMMARIZED FINANCIAL INFORMATION (Discontinued Operation)

        The Company has not prepared separate financial statements and other disclosures concerning Savoy because management has determined that such information is not material to holders of the Savoy Debentures, all of which have been assumed by the Company as a joint and several obligor. The information presented is reflected at Savoy's historical cost basis.

Summary Consolidated Statements of Operations

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Net sales	$823	$2,657
Operating expenses	42	2,527
Operating income	781	130
Net income	639	1,326

Summary Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(in thousands)
Current assets	$10,707	$10,709
Non-current assets	54,655	53,563
Current liabilities	4,851	4,861
Non-current liabilities	44,791	44,530

NOTE 9—NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL
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

        As of and for the Three Months Ended March 31, 2002

	USA	Holdco	USANi LLC	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	USA Consolidated
Current assets	$—	$—	$1,096,724	$285,399	$1,236,564	$(39,938)	$2,578,749
Property and equipment, net	—	—	23,991	159,587	224,135	—	407,713
Goodwill and other intangible assets, net	1,430,535	—	2,131	1,056,957	1,807,944	—	4,297,567
Investment in subsidiaries	3,945,321	1,068,812	5,806,100	—	—	(10,820,233)	—
Other assets	174,189	—	65,848	(999,305)	1,360,664	(29,806)	571,590
Net current assets of discontinued operations	—	—	—	142,613	(34,623)	26,749	134,739

Total assets	$5,550,045	$1,068,812	$6,994,794	$645,251	$4,594,684	$(10,863,228)	$7,990,358

Current liabilities	$97,596	$—	$77,139	$387,523	$858,049	$(54,595)	$1,365,712
Long-term debt, less current portion	—	—	498,590	—	45,911	—	544,501
Other liabilities	182,371	—	388,182	7,776	452,120	(1,006,899)	23,550
Minority interest	(4,167)	—	(414,946)	156,510	339,449	553,057	629,903
Interdivisional equity	—	—	—	5,640,359	2,910,569	(8,550,928)	—
Stockholders' equity	5,274,245	1,068,812	6,445,829	—	—	(7,514,641)	5,274,245
Net non-current liabilities on discontinued operations	—	—	—	(5,546,917)	(11,414)	5,710,778	152,447

Total liabilities and shareholders' equity	$5,550,045	$1,068,812	$6,994,794	$645,251	$4,594,684	$(10,863,228)	$7,990,358

Revenue	$—	$—	$—	$388,845	$587,018	$(4,214)	$971,649
Operating expenses	894	—	(8,245)	(377,947)	(566,472)	7,904	(943,866)
Interest expense, net	4,085	—	(8,569)	(273)	289	(200)	(4,668)
Miscellaneous	(1,009)	26,823	98,506	417	(10,827)	(126,042)	(12,132)
Provision for income taxes	—	—	—	(893)	(15,057)	—	(15,950)
Minority interest	—	—	—	(48,694)	(2,284)	59,915	8,937

Net income (loss) from continuing operations	3,970	26,823	81,692	(38,545)	(7,333)	(62,637)	3,970
Net income (loss) from discontinued operations	21,930	—	—	28,546	(6,616)	(21,930)	21,930
Net loss from cumulative effect of accounting change	(310,587)	—	—	—	(310,587)	310,587	(310,587)

Net earnings (loss)	$(284,687)	$26,823	$81,692	$(9,999)	$(324,536)	$226,020	$(284,687)

Cash flows from operations	$457,217	$—	$(605,653)	$(21,748)	$183,770	$—	$13,586
Cash flows used in investing activities	(33,841)	—	591,191	(11,992)	165,401	47,000	757,759
Cash flows from financing activities	(423,376)	—	316,103	33,044	99,492	(47,000)	(21,737)
Cash flows used by discontinued operations	—	—	—	(7,135)	(11,316)	—	(18,451)
Effect of exchange rate	—	—	—	14	20	—	34
Cash at the beginning of the period	(1,544)	—	773,907	3,348	202,666	—	978,377

Cash at the end of the period	$(1,544)	$—	$1,075,548	$(4,469)	$640,033	$—	$1,709,568

        For the Three Months Ended March 31, 2001

	USA	Holdco	USANi LLC	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	USA Consolidated
Revenue	$—	$—	$—	$388,841	$431,821	$—	$820,662
Operating expenses	(2,519)	—	(9,765)	(373,350)	(488,556)	—	(874,190)
Interest expense, net	(6,930)	—	3,228	(197)	(282)	—	(4,181)
Miscellaneous	(34,174)	26,465	112,624	1,493	(8,021)	(104,916)	(6,529)
Provision for income taxes	—	—	—	2,120	(6,685)	—	(4,565)
Minority interest	—	—	—	(65,239)	19,048	71,371	25,180

Net (loss) income from continuing operations	(43,623)	26,465	106,087	(46,332)	(52,675)	(33,545)	(43,623)
Net income (loss) from discontinued operations	26,240	—	—	29,021	(2,781)	(26,240)	26,240
Net (loss) income from cumulative effect of accounting change	(9,187)	—	—	2,438	(11,625)	9,187	(9,187)

Net earnings (loss)	$(26,570)	$26,465	$106,087	$(14,873)	$(67,081)	$(50,598)	$(26,570)

Cash flows from operations	$(5,031)	$—	$2,081	$21,036	$51,632	$—	$69,718
Cash flows used in investing activities	16,399	—	(377)	(12,986)	(77,788)	—	(74,752)
Cash flows from financing activities	(11,368)	—	(18,731)	(6,422)	79,622	—	43,101
Cash flows used by discontinued operations	—	—	—	37,955	(8,118)	—	29,837
Effect of exchange rate	—	—	(139)	195	(3,078)	—	(3,022)
Cash at the beginning of the period	—	—	51,911	(2,427)	194,739	—	244,223

Cash at the end of the period	$—	$—	$34,745	$37,351	$237,009	$—	$309,105

NOTE 10—DISCONTINUED OPERATIONS

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

        The USA Entertainment Group is presented as a discontinued operation for all periods presented. The revenues the USA Entertainment Group were $405.0 million and $492.1 million in the three months ended March 31, 2002 and 2001, respectively. The net income, net of the effect of minority interest, for the USA Entertainment Group was $21.9 million (net of tax expense of $16.2 million) and $26.2 million (net of tax expense of $21.9 million) in the three months ended 2002 and 2001, respectively. During the three months ended March 31, 2001, USA Entertainment Group recorded expense of $9.2 million related to the cumulative effect of adoption of Statement of Position 00-2 "Accounting By Producers or Distributors of Films."

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to its Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

July 24, 2002

USA INTERACTIVE
By:	/s/ WILLIAM J. SEVERANCE Name: William J. Severance Title: Vice President and Controller (Chief Accounting Officer)

QuickLinks

USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
USA INTERACTIVE AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIGNATURES