Form 10-Q
period 2002-06-30
USA INTERACTIVE
filed 2002-08-14
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on August 14, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 0-20570

USA Interactive
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2712887 (I.R.S. Employer Identification No.)

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

        As of July 15, 2002, the following shares of the Registrant's capital stock were outstanding:

Common Stock	383,638,460
Class B Common Stock	64,629,996

Total outstanding Common Stock	448,268,456

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 15, 2002 was $7,906,098,450. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

        On June 27, 2002, the Company and Liberty Media Corporation completed the exchange of Liberty's Home Shopping Network, Inc. shares, with the Company issuing an aggregate of 31,620,063 shares of Common Stock and 1,596,544 shares of Class B Common Stock.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

USA INTERACTIVE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands, except per share data)
Product sales	$447,348	$456,566	$909,114	$914,852
Service revenue	670,447	405,287	1,180,626	767,663

Net revenue	1,117,795	861,853	2,089,740	1,682,515
Operating costs and expenses:
Cost of sales—product sales	279,883	306,269	581,226	605,752
Cost of sales—service revenue	403,713	268,474	720,149	522,385
Selling and marketing	155,525	99,418	302,213	202,973
General and administrative	103,723	78,556	181,257	153,316
Other operating costs	19,728	20,691	38,796	39,883
Amortization of non-cash distribution and marketing expense	10,105	6,631	17,069	14,648
Amortization of non-cash compensation expense	3,393	1,308	7,201	4,163
Amortization of cable distribution fees	13,064	10,642	26,064	19,398
Depreciation and amortization	71,764	107,003	131,089	210,662
Restructuring charges	40,214	10,552	40,214	10,552
Goodwill impairment	22,247	—	22,247	—

Total operating costs and expenses	1,123,359	909,542	2,067,525	1,783,732
Operating (loss) profit	(5,564)	(47,689)	22,215	(101,217)
Other income (expense):
Interest income	28,388	6,432	35,153	13,810
Interest expense	(12,049)	(12,039)	(23,482)	(23,598)
Loss in unconsolidated subsidiaries and other	(101,765)	(5,941)	(113,893)	(12,470)

Total other expense, net	(85,426)	(11,548)	(102,222)	(22,258)

Loss from continuing operations before income taxes and minority interest	(90,990)	(59,237)	(80,007)	(123,475)
Income tax expense	(10,608)	124	(26,558)	(4,441)
Minority interest expense	(9,746)	25,253	(809)	50,433

Loss from continuing operations before cumulative effect of accounting change	(111,344)	(33,860)	(107,374)	(77,483)
Gain on contribution of USA Entertainment to VUE	2,378,311	—	2,378,311	—
Gain on disposal of Broadcasting Stations	—	49,829	—	49,829
Discontinued operations, net of tax	6,873	23,582	28,803	49,822

Earnings before cumulative effect of accounting change	2,273,840	39,551	2,299,740	22,168
Cumulative effect of accounting change, net of tax	—	—	(461,389)	(9,187)

Net income	$2,273,840	$39,551	$1,838,351	$12,981
Preferred dividend	(3,264)	—	(5,231)	—

Net income available to common shareholders	$2,270,576	$39,551	$1,833,120	$12,981

Loss per share from continuing operations before cumulative effect of accounting change available to common shareholders:
Basic and diluted loss per common share	$(0.28)	$(0.09)	$(0.28)	$(0.21)
Earnings per share before cumulative effect of accounting change available to common shareholders:
Basic earnings per common share	$5.51	$0.11	$5.70	$0.06
Diluted earnings per common share	$4.81	$0.09	$4.99	$0.06
Net Income per Share Available to Common Shareholders:
Basic earnings per common share	$5.51	$0.11	$4.55	$0.03
Diluted earnings per common share	$4.81	$0.09	$4.00	$0.03

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
	(In Thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,219,634	$978,377
Restricted cash equivalents	12,086	9,107
Marketable securities	420,361	171,464
Accounts and notes receivable, net of allowance of $21,074 and $16,252, respectively	291,789	276,716
Receivable from sale of USAB	—	589,625
Inventories, net	195,345	197,354
Deferred tax assets	77,616	39,946
Other current assets, net	127,237	84,727
Net current assets of discontinued operations	—	38,343

Total current assets	4,344,068	2,385,659
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment	482,152	349,145
Buildings and leasehold improvements	131,092	125,491
Furniture and other equipment	117,061	91,292
Land	15,741	15,665
Projects in progress	19,080	45,754

	765,126	627,347
Less accumulated depreciation and amortization	(340,825)	(228,360)

Total property, plant and equipment	424,301	398,987
OTHER ASSETS
Goodwill	5,501,980	3,070,129
Intangible assets, net	714,973	230,843
Cable distribution fees, net	193,223	158,880
Long-term investments	1,596,596	64,731
Preferred interest exchangeable for common stock	1,428,530	—
Note receivables and advances, net of current portion ($42,422 and $99,819, respectively, from related parties)	48,342	108,095
Advance to Universal	—	39,265
Deferred charges and other, net	157,093	83,261

Total other assets	9,640,737	3,755,204

Total assets	$14,409,106	$6,539,850

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$41,225	$33,519
Accounts payable, trade	357,720	309,609
Accounts payable, client accounts	160,183	102,011
Cable distribution fees payable	66,152	32,795
Deferred revenue	323,395	75,256
Income tax payable	205,235	188,806
Other accrued liabilities	454,246	262,727

Total current liabilities	1,608,156	1,004,723
Long-Term Obligations, net of current maturities	507,322	544,372
Other Long-Term Liabilities	22,573	26,350
Deferred Income Taxes	2,209,925	210,184
Minority Interest	824,111	706,688
Net Long-term Liabilities of Discontinued Operations	—	102,032
Common Stock Exchangeable For Preferred Interest	1,428,530	—
STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; authorized 100,000,000 shares; issued and outstanding 13,120,533 and 0 shares, respectively	131	—
Common stock - $.01 par value; authorized 1,600,000,000 shares; issued and outstanding, 383,627,602 and 314,704,017 shares, respectively	3,837	3,147
Class B convertible common stock - $.01 par value; authorized 400,000,000 shares; issued and outstanding 64,629,996 and 63,033,452 shares, respectively	646	630
Additional paid-in capital	5,931,069	3,918,401
Retained earnings	2,014,387	181,267
Accumulated other comprehensive income	10,031	(11,605)
Treasury stock	(146,614)	(141,341)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total stockholders' equity	7,808,489	3,945,501

Total liabilities and stockholders' equity	$14,409,106	$6,539,850

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Total	Preferred Stock	Common Stock	Class B Convertible Common Stock	Addit. Paid-in Capital	Retained Earnings	Accum. Other Comp. Income	Treasury Stock	Note Receivable From Key Executive for Common Stock Issuance
	(In Thousands)
Balance at December 31, 2001	$3,945,501	$—	$3,147	$630	$3,918,401	$181,267	$(11,605)	$(141,341)	$(4,998)
Comprehensive loss:
Net income for the six months ended June 30, 2002	1,838,351	—	—	—	—	1,838,351	—	—
Increase in unrealized gains in available for sale securities	(2,365)	—	—	—	—	—	(2,365)	—
Foreign currency translation	24,001	—	—	—	—	—	24,001	—

Comprehensive income	1,859,987
Issuance of securities in connection with the Expedia transaction	1,497,894	131	206	—	1,497,557	—	—	—
Issuance of common stock upon exercise of stock options	119,691	—	77	—	119,614	—	—	—
Income tax benefit related to stock options exercised	25,095	—	—	—	25,095	—	—	—
Issuance of stock in connection with other transactions	59,139	—	22	—	59,117	—	—	—
Issuance of stock for LLC Exchange	178,650	—	71	—	178,579	—	—	—
Issuance of stock for Holdco Exchange	750,695	—	316	16	750,363	—	—	—
Securities issued in VUE transaction	810,873				810,873
Common stock exchangeable for preferred interest	(1,428,530)	—	—	—	(1,428,530)	—	—	—	—
Dividend on preferred stock	(5,231)	—	—	—	—	(5,231)	—	—
Purchase of treasury stock	(5,275)	—	(2)	—	—	—	—	(5,273)	—

Balance at June 30, 2002	$7,808,489	$131	$3,837	$646	$5,931,069	$2,014,387	$10,031	$(146,614)	$(4,998)

        Accumulated other comprehensive income is comprised of unrealized (losses) gains on available for sale securities of $(2,326) and $39 at June 30, 2002 and December 31, 2001, respectively, and foreign currency translation adjustments of $12,357 and $(11,644) at June 30, 2002 and December 31, 2001, respectively.

        Comprehensive income for the three months ended June 30, 2002 was $2,148,320.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(In Thousands)
Cash flows from operating activities:
Loss from continuing operations before cumulative effect of accounting change	$(107,374)	$(77,483)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of non-cash distribution and marketing	17,069	14,648
Amortization of non-cash compensation expense	7,201	4,163
Amortization of cable distribution fees	26,064	19,398
Amortization of deferred financing costs	343	807
Depreciation and amortization	131,089	210,662
Goodwill impairment	22,247	—
Deferred income taxes	18,099	9,453
Equity in losses of unconsolidated affiliates	114,853	9,068
Non-cash interest income	(5,732)	(3,021)
Non-cash interest expense related to bond redemption	1,403	—
Minority interest expense	809	(50,433)
Changes in current assets and liabilities:
Accounts receivable	50,902	16,585
Inventories	4,252	17,349
Accounts payable	30,401	(14,032)
Accrued liabilities and deferred revenue	(29,092)	(1,845)
Increase in cable distribution fees	(31,727)	(16,933)
Other, net	10,921	9,648

Net Cash Provided By Operating Activities	261,728	148,034
Cash flows from investing activities:
Acquisitions and deal costs, net of cash acquired	94,325	(158,430)
Capital expenditures	(75,823)	(49,207)
Recoupment of advance to Universal	39,422	53,156
Increase (decrease) in long-term investments and notes receivable	26,521	(49,223)
(Purchase) redemption of marketable securities	(293,008)	24,927
Proceeds from VUE transaction	1,618,710	—
Proceeds from sale of broadcast stations	589,625	294,069
Other, net	(18,844)	(12,021)

Net Cash Provided By Investing Activities	1,980,928	103,271
Cash flows from financing activities:
Borrowings	15,639	16,368
Principal payments on long-term obligations	(51,555)	(8,572)
Purchase of treasury stock	(5,275)	(898)
Payment of mandatory tax distribution to LLC partners	(154,083)	(17,369)
Proceeds from sale of subsidiary stock	51,946	5,395
Proceeds from issuance of common stock and LLC shares	125,685	59,533
Dividend	(3,658)	—
Other, net	16	(11,289)

Net Cash (Used In) Provided By Financing Activities	(21,285)	43,168
Net Cash Provided By Discontinued Operations	12,006	96,335
Effect of exchange rate changes on cash and cash equivalents	7,880	(2,715)

Net Increase In Cash and Cash Equivalents	2,241,257	388,093
Cash and cash equivalents at beginning of period	978,377	244,223

Cash And Cash Equivalents at End of Period	$3,219,634	$632,316

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

        USA Interactive ("USA" or the "Company") (Nasdaq: USAI) consists of Home Shopping Network (including HSN International and HSN.com); Ticketmaster (Nasdaq: TMCS), which operates Ticketmaster, Ticketmaster.com, Citysearch and Match.com; Hotels.com (formerly Hotel Reservations Network) (Nasdaq: ROOM); Expedia, Inc. (Nasdaq: EXPE); TV Travel Shop, which is based in the UK selling packaged vacations primarily over the television ("TVTS"); Precision Response Corporation; and Electronic Commerce Solutions and Styleclick (OTCBB: IBUYA). Through May 7, 2002, USA also included the USA Entertainment Group, which consists of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO and Newsworld International; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. USA Entertainment was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") called Vivendi Universal Entertainment LLLP ("VUE") (the "VUE Transaction") on May 7, 2002 and the results of operations and statement of position of USA Entertainment are presented as discontinued operations for all periods presented. See Note 9 for further discussion of the VUE Transaction.

        On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia, Inc. ("Expedia") through a merger of one of its subsidiaries with and into Expedia. See Note 3 below for further discussion.

        In connection with the VUE Transaction, all shares of USANi LLC held by Liberty Media Corporation ("Liberty") and Vivendi were exchanged for 7,079,726 USA shares, with the remaining approximately 320.9 million USANi LLC shares cancelled.

        On June 27, 2002, the Company and Liberty completed the exchange of Liberty's Home Shopping Network ("Holdco") shares, with the Company issuing an aggregate of 31,620,063 shares of Common Stock and 1,596,544 shares of Class B Common Stock. Therefore, at this time USA owns 100% of USANi LLC and Holdco. Previously, USA maintained control and management of Holdco and USANi LLC, and managed the businesses held by USANi LLC.

Basis of Presentation

        The interim Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 2001.

        In the opinion of the Company, all adjustments necessary for a fair presentation of such Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's audited Consolidated Financial Statements and Notes thereto.

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

New Accounting Pronouncements

Accounting for Goodwill and Other Intangible Assets

        Effective January 1, 2002, USA adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. Goodwill amortization recorded in continuing operations in the three and six months ended June 30, 2001 was $53.7 million and $106.5 million, respectively. As previously discussed, USA recorded a pre-tax write-off before minority interest of $499 million related to the Citysearch and Precision Response ("PRC") businesses. Although Citysearch and PRC are expected to generate positive cash flows in the future, due to cash flow discounting techniques to estimate fair value as required by the new rules, the future estimated discounted cash flows do not support current carrying values. The Citysearch write-off was $115 million, and the PRC write-off was $384 million.

        Adoption of the new standard resulted in a one-time, non-cash expense of $461.4 million. The expense is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations as of January 1, 2002. See Note 7 for additional information regarding goodwill. In the quarter ended March 31, 2002, the Company had estimated that it would receive a tax benefit of $150.8 million relating to the PRC write-down based on a preliminary evaluation of its tax basis in the PRC assets. The Company is finalizing its estimate of its tax basis in PRC, and during the quarter ended June 30, 2002, the Company revised PRC's estimated tax basis and reversed the tax benefit related to the PRC write-down. This change in estimate has been recorded as of January 1, 2002, the date the standard was adopted.

        In addition, in the second quarter of 2002, USA recorded a further write-down of $22.2 million related to PRC. The write-down resulted from contingent purchase price recorded in the second quarter.

Impairment or Disposal of Long-Lived Assets

        The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets during the three months ended March 31, 2002. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of for sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

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

        SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash after-tax expense of $9.2 million related to the entertainment assets that were contributed to VUE. The expense is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Rescission of FASB Statements No. 4, Reporting Gains and Losses from Extinguishment of Debt

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item. The rescission of SFAS No. 4 stipulates that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

        During the second quarter of 2002, the Company adopted SFAS No. 145. On May 31, 2002, the Company fully redeemed the unsecured $37,782,000 aggregate principal amount of 7% Convertible Subordinated Debentures due July 1, 2003 (the "Savoy Debentures"). In connection with this redemption, the Company recorded a loss of $2.0 million which was not classified as extraordinary.

Reclassifications

        Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2002 presentation. The statements of operations, balance sheets and statements of cash flows of USA Entertainment have been classified as discontinued operations for all periods presented. See Note 10 for further discussion of discontinued operations.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended, for a summary of all significant accounting policies. The following discussion relates to significant matters relating to accounting policies since the Annual Report on Form 10-K was filed.

Revenue Presentation for Merchant Hotel Business

        As reported in the Company's press release dated July 24, 2002, the Company has chosen to discuss the revenue presentation of Hotels.com and Expedia with the SEC, as Hotels.com accounts for merchant hotel revenue on a gross basis and Expedia on a net basis. The presentations are consistent with the respective management team's interpretation of the accounting rules, based on their respective facts and circumstances, and each company's conclusions were reached in close consultation with their external auditors. USA is always striving to report its results in the most transparent and meaningful manner. The Company hopes to work with the SEC with the goal of reaching a conclusion during the third quarter. The Company believes the accounting models used by Expedia and Hotels.com continue to be appropriate based on their facts and circumstances. However, any change to the presentation of Expedia or Hotels.com will be limited to the presentation of revenue, cost of sales and operating margins, and will have no impact on the timing of revenue recognition (both defer revenue until the conclusion of the customer stay), gross profit, operating income, net income, earnings per share or cash flows.

Stock-Based Compensation

        The Company announced its intention to account for stock-based compensation issued to employees in accordance with FASB Statement No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). The Company will adopt FAS 123 as of January 1, 2003, in accordance with the requirements for the timing of adoption in the standard. If the Company had adopted FAS 123 as of January 1, 1994, the date the standard went into effect, net income would have been reduced by $80.3 million for the year ended December 31, 2001. However, the Company anticipates that it may use restricted stock that will vest in future periods. For restricted stock issued, the accounting charge will be measured at the grant date and amortized ratably as non-cash compensation over the vesting term. At this time it is not possible to predict the effect of this contemplated plan on net income.

NOTE 3—BUSINESS ACQUISITIONS

Expedia Transaction

        On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia through a merger of one of its subsidiaries with and into Expedia. Immediately following the merger, USA owned all of the outstanding shares of Expedia Class B common stock, representing approximately 64.2% of Expedia's outstanding shares, and 94.9% of the voting interest in Expedia. On February 20, 2002, USA acquired 936,815 shares of Expedia common stock, increasing USA's ownership to 64.6% of Expedia's the then outstanding shares, with USA's voting percentage remaining at 94.9%. In the merger, USA issued to former holders of Expedia common stock who elected to receive USA securities an aggregate of 20.6 million shares of USA common stock, 13.1 million shares of $50 face value 1.99% cumulative convertible preferred stock of USA and warrants to acquire 14.6 million shares of USA common stock at an exercise price of $35.10. Expedia trades on Nasdaq under the symbol "EXPE," the USA cumulative preferred stock trades on OTC under the symbol "USAIP" and the USA warrants trade on Nasdaq under the symbol "USAIW."

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

        The Expedia transaction has been accounted for under the purchase method of accounting by USA. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. USA obtained an independent valuation of the assets and liabilities acquired, including the identification of intangible assets other than goodwill, which identified $545.0 million of intangible assets other than goodwill. The unallocated excess of acquisition costs over net assets acquired of $908.9 million was allocated to goodwill. Intangible assets without indefinite lives will be amortized over a period of 2 to 5 years, and include technology, distribution agreements, customer lists and supplier relationships. Assets and liabilities of Expedia as of the acquisition date, including the preliminary application of purchase accounting by USA, consist of the following:

(In Thousands)
Current assets	$320,224
Non-current assets	34,528
Goodwill and indefinite lived intangible assets	1,223,904
Intangible assets	230,000
Current liabilities	206,497
Non-current liabilities	87,072

        The following unaudited pro forma condensed consolidated financial information for the three and six months ended June 30, 2002 and 2001, is presented to show the results of the Company, as if the Expedia transaction and the merger of Ticketmaster and Ticketmaster Online Citysearch, which was completed on January 31, 2001 and which did not impact revenues or operating profit, but rather minority interest and income taxes, plus the 7.1 million shares issued in the VUE Transaction had occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to intangible assets, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates. Note that the amounts exclude USA Broadcasting ("USAB") and USA Entertainment, which are presented as discontinued operations (see Note 10).

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands, except per share data)
Net revenue	$1,117,795	$940,327	$2,124,931	$1,818,211
Loss from continuing operations before cumulative effect of accounting change	(105,091)	(37,614)	(97,857)	(91,813)
Basic and diluted loss before cumulative effect of accounting change per common share	(0.25)	(0.09)	(0.24)	(0.23)

NOTE 4—STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Non-Cash Transactions for the Six Months Ended June 30, 2002:

        In May 2002, USA acquired TVTS for a combination of cash and common stock. USA issued 1.6 million shares valued at approximately $48.1 million.

        In April 2002, Ticketmaster acquired Soulmates Technology Pty. Ltd ("Soulmates"), a global online personals company. Ticketmaster issued 0.8 million shares valued at approximately $23.6 million.

        For the six months ended June 30, 2002, interest accrued on the $200.0 million advance to Universal amounted to $0.3 million.

        For the six months ended June 30, 2002, the Company incurred non-cash distribution and marketing expense of $17.1 million and non-cash compensation expense of $7.2 million.

        On May 31, 2002, the Company redeemed in full the Savoy Debentures. The Company recorded a loss of $2.0 million, of which $1.4 million was related to the write-off of deferred finance costs.

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

NOTE 5—INDUSTRY SEGMENTS

        The Company operated principally in the following industry segments: Home Shopping Network—US (including HSN.com) ("HSN-US"); Ticketing, (including Ticketmaster and Ticketmaster.com); Hotels.com (Nasdaq: ROOM); Expedia (Nasdaq: EXPE); PRC; Match.com; Citysearch; USA Electronic Commerce Solutions LLC/Styleclick (OTCBB: IBUYA); and International TV shopping and other (which includes HSN—International and TVTS, which was acquired in May 2002).

        Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as operating profit plus (1) depreciation and amortization including goodwill impairment, (2) amortization of cable distribution fees (3) amortization of non-cash distribution and marketing expense and non-cash compensation expense and (4) disengagement expenses. Adjusted EBITDA is presented here as a management tool and as a valuation methodology. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

        The following is a reconciliation of Operating (Loss) Profit to Adjusted EBITDA for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands)
Operating (loss) profit	$(5,564)	$(47,689)	$22,215	$(101,217)
Depreciation and amortization	71,764	107,003	131,089	210,662
Goodwill impairment	22,247	—	22,247	—
Amortization of cable distribution fees	13,064	10,642	26,064	19,398
Amortization of non-cash distribution and marketing	10,105	6,631	17,069	14,648
Amortization of non cash compensation expense	3,393	1,308	7,201	4,163
Disengagement expenses	6,228	—	17,766	—
Restructuring charges not impacting EBITDA(g)	5,497	5,779	5,497	5,779

Adjusted EBITDA	$126,734	$83,674	$249,148	$153,433

Revenue:
HSN—US(a)	$375,200	$381,822	$770,526	$767,194
Ticketing	175,406	163,898	328,785	314,006
Match.com	29,523	10,666	54,788	19,209
Hotels.com	229,715	138,302	395,428	243,588
Expedia	142,727	—	223,246	—
PRC	72,122	75,623	142,211	156,315
Citysearch and related	7,587	12,389	14,862	24,773
International TV Shopping & other(b)	77,730	73,904	142,719	143,607
USA Electronic Commerce Solutions LLC/Styleclick	10,392	7,831	22,771	16,405
Intersegment elimination	(2,607)	(2,582)	(5,596)	(2,582)

Total	$1,117,795	$861,853	$2,089,740	$1,682,515

Operating (loss) profit:
HSN—US(a)(c)	$30,099	$24,043	$51,825	$47,857
Ticketing	34,174	15,505	58,115	26,179
Match.com	6,714	(3,400)	9,635	(8,084)
Hotels.com	27,522	4,083	46,291	4,678
Expedia	18,746	—	31,620	—
PRC(d)	(22,913)	(5,822)	(26,116)	(11,459)
Corporate & other	(6,274)	(11,456)	(16,977)	(24,032)
Citysearch and related	(23,480)	(42,601)	(49,998)	(85,291)
International TV Shopping & other(b)(f)	(13,017)	(5,330)	(19,797)	(8,716)
USA Electronic Commerce Solutions LLC/Styleclick(e)	(16,921)	(16,108)	(26,228)	(35,746)
Intersegment elimination	—	3,949	4,059	3,949
Restructuring charges	(40,214)	(10,552)	(40,214)	(10,552)

Total	$(5,564)	$(47,689)	$22,215	$(101,217)

Adjusted EBITDA:
HSN—US(a)	$62,619	$55,207	$120,336	$106,942
Ticketing	43,679	35,521	77,365	65,754
Match.com	9,700	2,843	16,572	3,107
Hotels.com	32,855	20,994	58,649	36,816
Expedia	43,284	—	68,655	—
PRC(d)	8,099	10,183	13,831	20,200
Corporate & other	(9,868)	(8,174)	(18,371)	(16,112)
Citysearch and related	(8,608)	(11,050)	(19,349)	(22,801)
International TV Shopping & other(b)(f)	(9,314)	(2,622)	(14,363)	(4,327)
USA Electronic Commerce Solutions LLC/Styleclick(e)	(10,995)	(14,455)	(19,460)	(31,373)
Restructuring charges	(34,717)	(4,773)	(34,717)	(4,773)

Total	$126,734	$83,674	$249,148	$153,433

(a)
Includes estimated revenue in the three and six months ended June 30, 2001 generated by homes lost by HSN following the sale of USAB to Univision of $25.5 million and $61.6 million, respectively. Includes coupons redeemed by customers impacted by disengagement in the three and six months ended June 30, 2002 of $0.9 million and $1.8 million, respectively, which is reflected as an offset to revenue.

(b)
Includes impact of foreign exchange fluctuations, which reduced revenues by $10.1 million and $13.8 million in the three months ended June 30, 2002 and 2001, respectively, and $26.7 million and $27.5 million in the six months ended June 30, 2002 and 2001, respectively, if the results are translated from Euros to U.S. dollars at a constant exchange rate, using 1999 as the base year.

(c)
Includes costs incurred in the three and six months ended June 30, 2002 of $6.2 million and $17.8 million, respectively, related to the disengagement of HSN from USAB stations. Amounts relate to $0.9 million and $1.8 million, respectively, of coupons redeemed by customers and $5.3 million and $16.0 million, respectively, of payments to cable operators and related marketing expenses in the disengaged markets.

(d)
Results for the three and six months ended June 30, 2002 exclude restructuring charges of $9.3 million of which $5.8 million impacts Adjusted EBITDA. See Note 8 for further information.

(e)
Results for the three and six months ended June 30, 2002 exclude restructuring charges of $16.2 million of which $15.3 million impacts Adjusted EBITDA. Results for the three and six months ended June 30, 2001 exclude restructuring charges of $10.6 million of which $4.8 million impacts Adjusted EBITDA. See Note 8, for further information.

(f)
Results for the three and six months ended June 30, 2002 exclude restructuring charges of $14.8 million of which $13.6 million impacts Adjusted EBITDA. See Note 8 for further information.

(g)
Restructuring charges not impacting EBITDA of $5.5 million relate to the write-off of fixed assets and leasehold improvements.

NOTE 6—EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

        At June 30, 2002, USA beneficially owned 46.7% of the outstanding common stock of HOT Networks AG ("HOT Networks"), a German stock corporation, the subsidiaries of which operate electronic retailing operations in Europe. This investment was accounted for using the equity method.

During the second quarter of 2002, HSN entered into various transactions with its European partners, Georg Kofler and Thomas Kirch, to increase HSN's ownership in its European operations. The transactions were largely completed at the beginning of the third quarter, and the total purchase price was approximately $100 million. As a result of the transactions, HSN now owns approximately 90% of HSE-Germany, with Quelle owning the remainder, and 100% of HOT Networks. HOT Networks' principal assets, in turn, are its direct and indirect interests in EUVÍA and HSE-Italy (See "Funding Obligations of HOT Networks for EUVÍA" below for further discussion of EUVÍA's businesses and related funding obligations, and see "Other Developments" discussed later for further additional details on the ownership of EUVÍA and HSE-Italy.) HOT Networks' operations in UK, Belgium and France have been discontinued. Summary financial information for HOT Networks is presented below.

	As of and For the Six Months Ended June 30,
	2002	2001
	(In Thousands)
Current assets	$13,632	$18,138
Non-current assets	178,101	105,714
Current liabilities	38,709	43,354
Non-current liabilities	261,370	104,130
Net sales	9,215	11,001
Gross profit	1,477	2,473
Net loss	(47,543)	(38,501)

        Through July 31, 2002, the Company made investments in and advances to HOT Networks of approximately $164.9 million, including $8.3 million in July 2002, and recorded equity losses in unconsolidated subsidiaries of $118.5 million, including $100.6 million in the six months ended June 30, 2002. The loan balance as of June 30, 2002 was $38.1 million. As noted above, the Company has entered into various agreements with its European partners such that HSN owns 100% of HOT Networks.

Funding Obligations of HOT Networks for EUVÍA

        HOT Networks holds a 48.6% limited partnership interest in EUVÍA Media AG and Co. KG ("EUVÍA"), a German limited partnership. EUVÍA, through certain subsidiaries, operates two businesses, "Live TV," a game show oriented TV channel, and "Travel TV," a travel oriented shopping TV channel under the brand name "Sonnenklar." In connection with the partnership formed to operate these businesses, HOT Networks has undertaken to fund 100% of the cash requirements and operating losses up to € 179 million, with the funding obligations terminating if EUVÍA remains profitable for two consecutive fiscal years. Through June 30, 2002, HOT Networks has funded EUVÍA with approximately € 55 million. Based on EUVÍA's current business plan, HOT Networks expects an additional € 10 million of funding may be required prior to EUVÍA achieving profitability for two consecutive fiscal years. In the event EUVÍA's current business plan is revised to require additional funding to achieve profitability for two consecutive years, HOT Networks may have additional contractual rights exercisable on or after June 30, 2003 that reduce its ongoing funding obligations below € 179 million assuming it has met certain funding thresholds as of June 30, 2003. Although it is not expected that these additional contractual rights will prove relevant in light of EUVÍA's current business plan, HOT Networks continues to actively monitor EUVÍA's funding requirements.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets is comprised of goodwill of $5.5 billion, intangible assets with indefinite lives of $325.6 million related primarily to tradenames acquired in the Expedia transaction, and other intangible assets of $389.4 million. The other intangible assets relate primarily to purchased technology, distribution agreements, customer lists and supplier relationships, and include $230.0 million related to the Expedia transaction. The amounts for Expedia are preliminary at this time, as the Company has not completed its purchase price allocation. The intangible assets that do not have indefinite lives are being amortized over periods ranging from 2 to 10 years. Amortization expense for intangible assets for the three months ended June 30, 2002 and 2001 was approximately $29.4 million and $19.5 million, respectively, and for the six months ended June 30, 2002 and 2001 $50.7 million and $39.1 million respectively. Amortization expense based on June 30, 2002 balances for the next five years is estimated to be as follows (in thousands):

Six months ended December 31, 2002	$61,322
Year ended December 31, 2003	117,168
Year ended December 31, 2004	88,601
Year ended December 31, 2005	49,666
Year ended December 31, 2006	45,515
Year ended December 31, 2007 and thereafter	27,151

$389,423

        Reported net earnings (loss) and diluted net earnings (loss) per share adjusted to exclude amortization expense related to goodwill and other intangible assets with indefinite lives is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands, except per share data)
Reported loss from continuing operations	$(111,344)	$(33,860)	$(107,374)	$(77,483)
Discontinued operations, net of tax	6,873	23,582	28,803	49,822
Gain on disposal of Broadcasting stations	—	49,829	—	49,829
Gain on contribution of USA Entertainment to VUE	2,378,311	—	2,378,311	—

Earnings before cumulative effect of accounting change	2,273,840	39,551	2,299,740	22,168
Cumulative effect of accounting change(a)	—	—	(461,389)	(9,187)

Reported net income	2,273,840	39,551	1,838,351	12,981
Preferred dividend	(3,264)	—	(5,231)	—

Income available to common shareholders	2,270,576	39,551	1,833,120	12,981
Add: goodwill amortization	—	39,689	—	69,840

Adjusted net earnings	$2,270,576	$79,240	$1,833,120	$82,821

Earnings (loss) per share:
Reported diluted earnings available to common shareholders before cumulative effect of accounting change	$4.81	$0.09	$4.92	$0.06
Cumulative effect of accounting change(a)	—	—	(0.99)	(0.03)

Reported diluted net earnings per share	4.81	0.09	3.93	0.03
Add: goodwill amortization	—	0.08	—	0.16
Adjustment for minority interest related to exchangeable shares	—	—	—	0.06

Adjusted diluted net earnings per share	$4.81	$0.17	$3.93	$0.25

  (a)
  Cumulative effect of accounting change in 2002 relates to the adoption of FAS 142, while the effect in 2001 relates to the adoption of SOP 00-2, Accounting by Producers or Distributors of Films.

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill for the six months ended June 30, 2002 (in thousands):

	Balance as of January 1, 2002	Additions	FX Translation	Adoption of FAS 142	Balance as of June 30, 2002
HSN-US	$1,162,575	$1,762,746	$—	$—	$2,925,321
Ticketing	729,442	6,439	2,385	—	738,266
Match.com	45,738	17,911	1,315	—	64,964
Hotels.com	362,464	30	—	—	362,494
Expedia	—	940,449	—	—	940,449
PRC	696,778	—	—	(384,455)	312,323
Citysearch and related	58,994	—	—	(58,994)	—
TVTS	—	144,025	—	—	144,025
International TV shopping & other	14,138	—	—	—	14,138
USA Electronic Commerce Solutions LLC/Styleclick	—	—	—	—	—

	$3,070,129	$2,871,600	$3,700	$(443,449)	$5,501,980

        In addition, in the second quarter of 2002, USA recorded a further write-down of $22.2 million related to PRC. The write-down resulted from contingent purchase price recorded in the second quarter.

        The amount of amortization of intangibles in future periods could be greater due to two factors. In relation to the VUE Transaction and the exchange of Holdco and LLC shares by Liberty, the businesses that were owned by USANi LLC, primarily HSN, HSN-International and ECS/Styleclick, which USA retained after the transaction, are treated as an acquisition by USA of the minority interests in these entities. Thus, USA has recorded a step-up to its carrying value based on the fair value of these businesses to the extent of the minority interest acquired. The step-up for the portion not previously owned by USA is approximately $1.8 billion. In addition, in May 2002 the Company acquired TVTS, resulting in approximately $144.0 million which has been preliminarily allocated to goodwill. USA has not completed its allocation of the purchase price of these transactions, as it is in the process of obtaining an independent valuation of the assets and liabilities acquired, including identification of intangibles other than goodwill. Potential intangible assets that USA may identify include trade names and trademarks, supply agreements, customer relationships, technology and commercial arrangements. USA expects to complete the allocation of the purchase price during the fourth quarter of 2002.

NOTE 8—RESTRUCTURING CHARGES

        Restructuring related expenses were $40.2 million ($34.7 million impacting Adjusted EBITDA) in the three and six months ended June 30, 2002 versus $10.5 million ($4.8 million impacting Adjusted EBITDA) in the three and six months ended June 30, 2001. The 2002 amounts relate to various initiatives across business segments, including $16.2 million for ECS related to rationalizing the business, $14.8 million for HSN-International related to the shut-down of HSN-Espanol, the Company's Spanish language electronic retailing operation and $9.3 million for PRC related principally to the shut-down of three call centers and employee layoffs. Costs that relate to ongoing operations are not part of the restructuring charges and are not included in "Restructuring Charges" on the statement of operations. Furthermore, all one-time inventory and accounts receivable adjustments that may result from the actions are classified as operating expenses in the statement of operations. The 2001 amounts relate to the restructuring of the operations of Styleclick.

        For the six months ended June 30, 2002, the charges associated with the restructurings were as follows (in thousands):

Continuing lease obligations	$12,479
Asset impairments	5,497
Employee termination costs	4,981
Prepaid cable distribution fees	10,852
Other	6,405

$40,214

        Continuing lease obligations primarily relate to excess call center, warehouse and office space of PRC and ECS. Asset impairments relates primarily to leasehold improvements that are being abandoned. Prepaid cable distribution fees relates to non-refundable upfront amounts paid by HSN-Espanol for carriage, primarily in Mexico.

        As of June 30, 2002, the Company has a balance of $35.0 million accrued, as $3.2 million of the charge related to the write-off of assets and $2.0 million was paid during the quarter related to the restructuring reserve.

NOTE 9—CONTRIBUTION OF THE USA ENTERTAINMENT GROUP TO VUE

        On May 7, 2002, USA completed its previously announced transaction with Vivendi to create a joint venture called VUE. VUE is controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA (economic interests in a portion of his common interests have been assigned by Mr. Diller to three executive officers of USA.).

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

(iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal Studios, Inc. ("Universal") at its then accreted face value with a maximum of approximately 56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests that were exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with a related transaction. In connection with the transaction, USA retired approximately 320.9 million USANi LLC shares previously owned by Vivendi, thereby reducing USA's fully diluted shares to approximately 472 million shares as of June 30, 2002.

        Related to the transaction, Liberty exchanged 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transferred to Universal 25 million shares of USA common stock, its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

        USA contributed to VUE USA Cable, which includes USA Network, SCI FI Channel, TRIO and Newsworld International; Studios USA, which produces and distributes television programming; USA Films, which produces and distributes films. Vivendi contributed the film, television and theme park businesses of its subsidiary, Universal Studios, Inc. In addition, USA issued to a subsidiary of Vivendi ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Barry Diller, USA's chairman and chief executive officer, received a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million (economic interests in a portion of his common interests have been assigned by Mr. Diller to three executive officers of USA), in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months. The transaction has been accounted for as an asset sale.

        USA's contribution of businesses to VUE and the receipt of consideration by USA results in an after tax gain of $2.4 billion. The gain was determined as follows (in thousands):

Estimated fair value:
Class A preferred interest in VUE	$514,000
Class B preferred interest in VUE	1,428,530
Common interest in VUE	1,000,000
Cash	1,618,710
Estimated step-up in fair value of Home Shopping resulting from cancellation of LLC shares	1,213,876

Total book value of consideration	5,775,116
Entertainment net assets sold, net of minority interest	(498,046)
Transaction costs	(29,544)

Pre tax gain	5,247,526
Tax provided at 39.225%	(2,058,342)

Taxable gain before allocation to warrant value	3,189,184
Fair value of warrants	(810,873)

Book value	$2,378,311

        In a press release dated August 14, 2002, the day of this filing, Vivendi announced its unaudited, preliminary income statement data, presented on a French GAAP basis. The press release stated that "in light of deteriorating economic conditions since December 2001 and the impact of higher financing costs for the company, management has recorded a preliminary impairment charge", with an amount associated to VUE of 2.6 billion euros as of June 30, 2002. The press release further stated that the reported adjustment "reflects [Vivendi] management's opinion of the fair value of the core assets on a permanent ongoing concern basis with Vivendi". USA owns various securities in VUE, including a 5.44% common interest, with USA's common interest subject to a call right beginning in 2007, and USA having a put right beginning in 2010, in both cases based on private market values at the time. USA believes that its circumstances, including its financing cost, are, at present, very different than Vivendi's, and that the entertainment assets have significant long-term value, although market valuations of media assets have declined since the close of the VUE transaction on May 7, 2002. USA believes that it is too early to determine whether potential declines in its VUE common interest are other than temporary and will assess the carrying value of the VUE securities on a continuing basis. USA believes that the action taken by Vivendi today has no bearing on the value of its preferred partnership interests in VUE, which are senior to the common interests.

        To the extent that USA management subsequently determines that the declines are other than temporary, USA may take an equity write-down of its common interest to fair value. Furthermore, USA may record an equity loss for its proportionate common interest in VUE, if the venture also records a write-down of the assets under US GAAP.

NOTE 10—DISCONTINUED OPERATIONS

        The USA Entertainment Group, which was contributed to VUE on May 7, 2002, is presented as discontinued operations for all applicable periods presented. The revenues and net income, net of the effect of minority interest for the USA Entertainment Group, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands)
Net revenue	$188,472	$507,858	$593,450	$999,999
Income before tax and minority interest	34,264	116,767	135,837	236,289
Tax expense	(8,489)	(22,938)	(24,719)	(44,849)
Minority interest	(18,902)	(70,247)	(82,315)	(141,618)

	$6,873	$23,582	$28,803	$49,822

        During the three months ended March 31, 2001, USA Entertainment Group recorded expense of $9.2 million related to the cumulative effect of adoption of Statement of Position 00-2 "Accounting By Producers or Distributors of Films."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        USA Interactive ("USA" or the "Company") (Nasdaq: USAI) consists of Home Shopping Network (including HSN International and HSN.com); Ticketmaster (Nasdaq: TMCS), which operates Ticketmaster, Ticketmaster.com, Citysearch and Match.com; Hotels.com (formerly Hotel Reservations Network (Nasdaq: ROOM); Expedia, Inc. (Nasdaq: EXPE); TV Travel Shop, which is based in the UK, selling packaged vacations primarily over the television ("TVTS"); Precision Response Corporation; and USA Electronic Commerce Solutions LLC and Styleclick (OTCBB: IBUYA). Through May 7, 2002, USA Interactive also included the USA Entertainment Group, which consists of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO and Newsworld International; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. USA Entertainment was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002 and the results of operations and statement of position of USA Entertainment are presented as discontinued operations for all periods presented.

Recent Developments

        On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia, Inc. ("Expedia") through a merger of one of its subsidiaries with and into Expedia.

        In connection with the VUE transaction (defined below), all shares of USANi LLC held by Liberty Media Corporation ("Liberty") and Vivendi were exchanged for 7,079,726 USA shares, with the remaining approximately 320.9 million USANi LLC shares cancelled.

        On June 27, 2002, the Company and Liberty completed the exchange of Liberty's Home Shopping Network ("Holdco") shares, with the Company issuing an aggregate of 31,620,063 shares of Common Stock and 1,596,544 shares of Class B Common Stock. Therefore, at this time USA owns 100% of USANi LLC and Holdco. Previously, USA maintained control and management of Holdco and USANi LLC, and managed the businesses held by USANi LLC, in substantially the same manner, as they would be if USA held them directly through wholly owned subsidiaries.

Contribution of the USA Entertainment Group to VUE

        On May 7, 2002, USA completed its previously announced transaction with Vivendi to create a joint venture called Vivendi Universal Entertainment LLLP ("VUE") (the "VUE Transaction"). VUE is controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA (economic interests in a portion of his common interests have been assigned by Mr. Diller to three executive officers of USA).

        See Note 9 in the Notes to Consolidated Financial Statements for further discussion.

Adoption of New Accounting Rules for Goodwill and Other Intangible Assets

        Effective January 1, 2002, USA adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. As previously discussed, USA recorded a pre-tax write-off before minority interest of $499 million related to the Citysearch and Precision Response ("PRC") businesses. Although Citysearch and PRC are expected to generate positive cash flows in the future, due to cash flow discounting techniques to estimate fair value as required by the new rules, the future estimated discounted cash flows do not support current carrying values. The Citysearch write-off was $115 million, and the PRC write-off was $384 million. Goodwill amortization recorded in the three and six months ended June 30, 2001 was $53.7 million and $106.5 million, respectively.

        Adoption of the new standard resulted in a one-time, non-cash after-tax expense of $461.4 million ($499.2 million net of minority interest benefit of $37.8 million). The expense is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations as of January 1, 2002. In the quarter ended March 31, 2002, the Company had estimated that it would receive a tax benefit of $150.8 million relating to the PRC write-down based on a preliminary evaluation of its tax basis in the PRC assets. The Company is in the process of finalizing its estimate of its tax basis in PRC, and during the quarter ended June 30, 2002, the Company revised PRC's estimated tax basis and reversed the tax benefit related to the PRC write-down. This change in estimate has been recorded as of January 1, 2002, the date the standard was adopted.

        In addition, in the second quarter of 2002, USA recorded a further write-down of $22.2 million related to PRC. The write-down resulted from contingent purchase price recorded in the second quarter.

Adjusted EBITDA

        Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as operating profit plus (1) depreciation and amortization, including goodwill impairment (2) amortization of cable distribution fees (3) amortization of non-cash distribution and marketing expense (4) amortization of non-cash compensation expense and (5) disengagement expenses. Adjusted EBITDA is presented here as a management tool and as a valuation methodology. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

        The following is a reconciliation of Operating (Loss) Profit to Adjusted EBITDA for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands)
Operating (loss) profit	$(5,564)	$(47,689)	$22,215	$(101,217)
Depreciation and amortization	71,764	107,003	131,089	210,662
Goodwill impairment	22,247	—	22,247	—
Amortization of cable distribution fees	13,064	10,642	26,064	19,398
Amortization of non-cash distribution and marketing expense	10,105	6,631	17,069	14,648
Amortization of non-cash compensation expense	3,393	1,308	7,201	4,163
Disengagement expenses	6,228	—	17,766	—
Restructuring charges not impacting EBITDA	5,497	5,779	5,497	5,779

Adjusted EBITDA	$126,734	$83,674	$249,148	$153,433

Revenue Presentation of Hotels.com and Expedia

        As noted in Note 2 to the Consolidated Financial Statements, Hotels.com presents merchant revenue on a gross basis and Expedia net. The following discussion is provided to illustrate the potential impact on net revenues of USA, Hotels.com and Expedia if the respective companies were to change their revenue presentation. Expedia's net revenues are presented assuming the acquisition occurred as of January 1, 2001 in order to present comparable periods.

        Assuming that both companies presented merchant revenue on a net basis, USA's pro forma net revenues for the three months ended June 30, 2002 and 2001 would have been $956.7 million and $845.0 million, respectively. For the six months ended June 30, 2002 and 2001, pro forma net revenues would have been $1.85 billion and $1.65 billion, respectively. Assuming that both companies presented revenue on a gross basis, USA's pro forma net revenues for the three months ended June 30, 2002 and 2001 would have been $1.40 billion and $1.04 billion, respectively. For the six months ended June 30, 2002 and 2001, pro forma net revenues would have been $2.60 billion and $1.97 billion, respectively.

        For Hotels.com, assuming that it presented merchant revenue on a net basis, Hotels.com pro forma net revenues for the three months ended June 30, 2002 and 2001 would have been $68.6 million and $43.0 million, respectively. For the six months ended June 30, 2002 and 2001, pro forma net revenues would have been $120.9 million and $75.4 million, respectively.

        For Expedia, assuming that it presented merchant revenue on a gross basis, Expedia's pro forma net revenues for the three months ended June 30, 2002 and 2001 would have been $422.1 million and $179.2 million, respectively. For the six months ended June 30, 2002 and 2001, pro forma net revenues would have been $732.5 million and $289.4 million, respectively.

Stock-Based Compensation

        The Company announced its intention to account for stock-based compensation issued to employees in accordance with FASB Statement No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). The Company will adopt FAS 123 as of January 1, 2003, in accordance with the requirements for the timing of adoption in the standard. If the Company had adopted FAS 123 as of January 1, 1994, the date the standard went into effect,, earnings would have been reduced by $80.5 million for the year ended December 31, 2001. However, the Company anticipates that it may use restricted stock that will vest in future periods. For restricted stock issued, the accounting charge will be measured at the grant date and amortized ratably as non-cash compensation over the vesting term. At this time, it is not possible to predict the effect of this contemplated plan on net income.

        This report includes forward-looking statements relating to such matters as anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: material adverse changes in economic conditions generally or in the markets served by the Company; future regulatory and legislative actions and conditions in the Company's operating areas; competition from others; successful integration of the Company's operating units management structures; consequences associated with the steps the Company has taken or may take in connection with a possible buy-out of the minority shareholders of Expedia, Hotels.com and/or Ticketmaster; product demand and market acceptance; the ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the ability to expand into and successfully operate in foreign market; and obtaining and retaining key executives and employees.

Results of Operations for the Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001

CONTINUING OPERATIONS

HSN—US

Operating Results

        Net revenues in the three months ended June 30, 2002 decreased by $6.6 million, or 1.7%, to $375.2 million from $381.8 million in 2001, although Adjusted EBITDA increased by $7.4 million, or 13.4%, to $62.6 million from $55.2 million, due to HSN's continued focus on higher margin products and continued leverage in the operating infrastructure. In 2001, the Company focused more on top-line growth, and sales of high dollar, lower margin products such as home computers and electronics were a greater percentage of the customer mix. Home licensing products, which include electronics, computers and other homegoods, accounted for 28% of the product mix in the second quarter of 2002 versus 35% in 2001. As a result of these factors, the gross profit percentage increased to 38.4% in 2002 versus 34.5% in 2001, while the average price point decreased to $44.18 in 2002 from $47.36 in 2001. The Company also improved its return rate, lowering the rate to 18.8% in 2002 from 19.6% in 2001. In addition, revenue from HSN.com and off-air sales of continuity products increased 44% and 35%, respectively. Net revenues in the six months ended June 30, 2002 increased by $3.3 million, or 0.4%, to $770.5 million from $767.2 million in 2001, although Adjusted EBITDA increased by $13.4 million, or 12.5%, to $120.3 million from $106.9 million, due primarily to the same factors discussed above. As previously disclosed, 2002 revenue was impacted by the disengagement of former USAB broadcast stations that aired Home Shopping programming in late 2001 and early 2002 (see below for further discussion). On a pro forma basis based on the estimated impact of disengagement for the 2001 results, net revenues for the three months ended June 30, 2002 increased by $19.8 million, or 5.6%, to $376.1 million from $356.3 million, while Adjusted EBITDA improved $10.9 million, or 21.0%, to $62.6 million in 2002 from $51.7 million in 2001. See below for further discussion of disengagement. For the three months ended June 30, 2002 and 2001, Adjusted EBITDA excludes amortization of cable distribution fees of $12.5 million and $9.6 million, respectively, disengagement costs of $6.2 million in 2002 and amortization of intangibles of $0.1 million and $0.3 million, respectively. For the six months ended June 30, 2002 and 2001, Adjusted EBITDA excludes amortization of cable distribution fees of $24.8 million and $18.4 million, respectively, disengagement costs of $17.8 million in 2002 and amortization of intangibles of $0.3 million and $0.6 million, respectively. Cable distribution fees increased as a result of new long-term carriage agreements signed in late 2001 and early 2002.

Disengagement

        As noted in the Company's previous filings, the majority of the USAB stations sold to Univision are located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN lost approximately 12 million homes and accordingly, HSN's operating results were affected. Fortunately, sales from broadcast only homes are much lower than sales from cable homes. As a result, HSN's losses attributable to disengagement are expected to be limited. HSN estimates that lost sales, translated on a pro forma basis for the three and six months ended June 30, 2001, were $25.5 million and $61.6 million, respectively, and estimated lost Adjusted EBITDA of $3.5 million and $9.5 million, respectively. In addition, in order to effectively transfer HSN's distribution to cable (which has been accomplished), in the three and six months ended June 30, 2002, USA incurred charges of approximately $6.2 million and $17.8 million, respectively, in the form of payments to cable operators and related marketing expenses, including $0.9 million and $1.8 million, respectively, of redemptions of coupons offered to customers impacted by disengagement. USA expects that total disengagement expenses will be approximately $100 million ($35.9 million to be incurred in 2002), which payment will offset USA's pre-tax proceeds from the Univision transaction to $1 billion. These disengagement costs are excluded from Adjusted EBITDA. Note that the total proceeds of $1.1 billion from the Univision transaction have been collected. The Company has supplemented its discussion of HSN's results above by including a comparison of 2002 to 2001, adjusted for the estimated impact of disengagement on revenues and Adjusted EBITDA.

Ticketing Operations

        Net revenues in the three months ended June 30, 2002 increased by $11.5 million, or 7.0%, to $175.4 million from $163.9 million in 2001, while Adjusted EBITDA increased by $8.2 million, or 23.0%, to $43.7 million from $35.5 million due to a 6.8% increase in revenue per ticket (from $6.29 to $6.72), a 3% increase in the number of tickets sold and the continued migration of sales online, as TM.com accounted for 43% of tickets sold compared to 33% in 2001. Top-selling acts included Dave Matthews Band, Rolling Stones, Cher and Ozzfest. Net revenues were partially offset by a decrease in advertising revenue and by lower revenues from Ticketmaster's subsidiary that sells and services computerized ticketing and concession systems primarily to movie theaters. The increase in the number of tickets sold was primarily the result of an overall increase in tickets sold within existing international markets and the acquisitions of Ticketmaster-Norway in October 2001 and Ticketmaster-Netherlands in June 2002. Net revenues for the six months ended June 30, 2002 increased by $14.8 million, or 4.7%, to $328.8 million from $314.0 million in 2001, and Adjusted EBITDA increased by $11.6 million, or 17.7%, to $77.4 million from $65.8 million in 2001. Adjusted EBITDA for the three months ended June 30, 2002 and 2001 excludes non-cash amortization of intangibles of $2.4 million in 2002 and 2001, non-cash distribution and marketing expense of $0.2 million in 2002 and non-cash compensation of $0.2 million in 2002. Adjusted EBITDA for the six months ended June 30, 2002 and 2001 excludes non-cash amortization of intangibles of $4.6 million and $4.9 million, non-cash distribution and marketing expense of $0.5 million and $0, and non-cash compensation of $0.2 million and $0, respectively. Non-cash marketing refers to barter arrangements for distribution secured from third parties, whereby advertising is provided by Ticketmaster to a third party in return for distribution over the third party's network. The advertising provided has been secured from USA, which in turn has secured the non-cash advertising pursuant to an agreement with Universal TV (formerly USA Cable). Sufficient advertising has been secured to satisfy existing obligations.

Hotels.com

        Net revenues in the three months ended June 30, 2002 increased by $91.4 million, or 66.1%, to $229.7 million from $138.3 million in 2001, and Adjusted EBITDA increased by $11.9 million, or

56.5%, to $32.9 million from $21.0 million. The increase in net revenues was primarily attributable to the launch of the new website, hotels.com, and the growth in travel and lodging bookings through the Internet, as Hotels.com generated increases of 83% in room nights sold (to 1.9 million) in part due to the addition of 97 new cities, including 54 in International locations, a 91.7% increase in properties and a 35.9% increase in affiliates, which generate sales of rooms in exchange for commissions. Revenues derived through Hotels.com's agreement with Travelocity, its largest affiliate, accounted for approximately 19.0% of total revenues in the three months ended June 30, 2002. The average daily rate was $118.95 in 2002 compared to $129.65. Hotels.com incurred increased advertising costs, including costs associated with the launch and branding of the new hotels.com website and an increase in personnel costs, credit card fees and affiliate commissions resulting from the growth in net revenues. International properties now account for 12.2% of total revenue, which is 133% higher than in 2001. Hotels.com generates a majority of its revenues from the merchant model and the company presents merchant revenues on a gross basis. See separate discussion of the presentation of merchant revenue above. Net revenues in the six months ended June 30, 2002 increased by $151.8 million, or 62.3%, to $395.4 million from $243.6 million in 2001, and Adjusted EBITDA increased by $21.8 million, or 59.3%, to $58.6 million from $36.8 million due to the same factors. Adjusted EBITDA for the three months ended June 30, 2002 and 2001 excludes non-cash distribution and marketing expense of $4.0 million and $4.7 million, respectively, related to the amortization of stock-based warrants issued to affiliates in consideration of exclusive affiliate distribution and marketing agreements. For the six months ended June 30, 2002 and 2001, Adjusted EBITDA for the three months ended June 30, 2002 and 2001 excludes non-cash distribution and marketing expense of $10.1 million and $8.7 million, respectively, which includes non-cash marketing of $0.9 million related to cross promotion advertising provided by USA Cable. Hotels.com expects that the amount of non-cash distribution and marketing expense could grow, as certain of the warrants are performance based, the value of which is determined at the time the performance criteria are met. As Hotel.com's stock price rises, the value of the warrants also increases.

Expedia

Actual Results

        USA completed its acquisition of a controlling interesting in Expedia on February 4, 2002. Net revenues and Adjusted EBITDA in the three months ended June 30, 2002 were $142.7 million and $43.3 million, respectively. Expedia generates revenue from both the merchant model and the agency model, and the company presents both types of revenue on a net basis. See separate discussion of the presentation of merchant revenue above. Net revenues and Adjusted EBITDA for the period February 4, 2002 (the date USA completed its acquisition of a controlling interest in Expedia) to June 30, 2002 were $223.2 million and $68.7 million, respectively. For the three months ended June 30, 2002, Adjusted EBITDA excludes $14.1 million of non-cash amortization of intangible assets, $4.3 million of non-cash marketing related to advertising provided by USA Cable and $1.5 of non-cash compensation, resulting primarily from the amortization of the intrinsic value of unvested stock options which arose from Expedia's initial public offering in November 1999.

Supplemental Pro Forma Information

        Pro forma information for the three and six months ended June 30, 2002 and 2001, giving effect to the Expedia transaction as of the beginning of the periods presented, is as follows.

        Net revenues in the three months ended June 30, 2002 increased by $64.3 million, or 81.9%, to $142.7 million from $78.5 million in 2001, while Adjusted EBITDA increased by $25.5 million, or 143.9%, to $43.3 million from $17.7 million in 2001, due to a 66% increase in gross bookings and the company continuing to realize efficiencies of scale due to increased transaction volume at low incremental costs. Merchant revenue more than tripled since 2001 to $85.7 million, accounting for 59%

of revenues in 2002 as compared to 33% in 2001. Merchant revenues were impacted by improved vacation package product offerings and an increase in merchant hotel business, including the impact of Classic Custom Vacations, which was acquired in March 2002. Agency revenue increased 25% to $54.8 million in 2002. Agency revenues increased primarily due to the significant increase in airline tickets sold. The increase in volume was partially offset by a decline in revenue per ticket due to the elimination of standard commissions by airlines and concessions made by Expedia to secure low priced fares for its customers. Expedia has entered into agreements with certain suppliers where it will continue to act as an agent for the suppliers and receive ticketing fees. However, these fees are still at reduced levels compared to the same periods in 2001. Expedia expects revenue per ticket to continue to decline in the future. However, Expedia will continue to earn incentive commissions from airlines and car rental companies, which represent additional incentive compensation typically related to specific performance targets. As sales volumes increase, incentive commissions also increase. Net revenues in the six months ended June 30, 2002 increased by $123.0 million, or 90.7%, to $258.7 million from $135.7 million in 2001, while Adjusted EBITDA increased by $55.5 million, or 249.3%, to $77.8 million from $22.3 million in 2001. Adjusted EBITDA in the three months ended June 30, 2002 and 2001 excludes non-cash compensation of $1.5 million and $3.9 million, respectively, amortization of intangibles of $14.1 million and $12.3 million, respectively, and non-cash distribution and marketing expenses of $4.3 million and $0, respectively. Adjusted EBITDA in the six months ended June 30, 2002 and 2001 excludes non-cash compensation of $4.1 million and $10.4 million, respectively, amortization of intangibles of $28.3 million and $24.6 million, respectively, and non-cash distribution and marketing expenses of $5.8 million and $0, respectively.

The pro forma information is not necessarily indicative of the results of operations which actually would have been reported had this transaction occurred as of the beginning of January 1, 2001, nor are they necessarily indicative of USA Interactive's future results of operations.

PRC

        Net revenues in the three months ended June 30, 2002 decreased by $3.5 million, or 4.6%, to $72.1 million from $75.6 million in 2001 and Adjusted EBITDA decreased $2.1 million to $8.1 million from $10.2 million in 2001, primarily from the reduction in client services due to the economic related slowdown in the outsourcing of customer care programs, particularly in the telecom and financial services industries. On a sequential basis, PRC was able to increase revenues 2.9% from the first quarter of 2002. Net revenues in 2002 and 2001 include $2.4 million and $2.6 million, respectively for services provided to other USA segments. Net revenues in the six months ended June 30, 2002 decreased by $14.1 million, or 9.0%, to $142.2 million from $156.3 million in 2001 and Adjusted EBITDA decreased $6.4 million to $13.8 million from $20.2 million in 2001 due to the same factors. Net revenues in 2002 and 2001 include $5.3 million and $2.6 million, respectively, for services provided to other USA segments. PRC took a one-time restructuring charge of $9.3 million related primarily to call center closures and employee terminations. This amount is excluded from PRC's Adjusted EBITDA.

Match.com

        Net revenues in the three months ended June 30, 2002 increased by $18.9 million, or 176.8%, to $29.5 million compared to $10.7 million in 2001 and Adjusted EBITDA increased by $6.9 million, or 241.2%, to $9.7 million from $2.8 million in 2001, due to increased subscription revenue, as the personals operations had a 166% increase in the average number of subscribers, which includes in part the acquisition of Soulmates Technology in April 2002, offset partially by additional costs in 2002 related primarily to fees paid to distribution partners of Match.com's matchmaking services and additional online and offline advertising expense. Net revenues in the six months ended June 30, 2002 increased by $35.6 million, or 185.2%, to $54.8 million compared to $19.2 million in 2001 and Adjusted

EBITDA increased by $13.5 million, or 433.4%, to $16.6 million from $3.1 million in 2001. Adjusted EBITDA excludes non-cash marketing, which refers to barter arrangements for distribution secured from third parties, whereby advertising is provided by Match to a third party in return for distribution over the third party's network. The advertising provided has been secured from USA, which in turn has secured the non-cash advertising pursuant to an agreement with Universal TV (formerly USA Cable). Sufficient advertising has been secured to satisfy existing obligations. In the three months ended June 30, 2002 and 2001, non-cash marketing was $1.0 million and $1.4 million, respectively. In the six months ended June 30, 2002 and 2001, non-cash marketing was $3.7 million and $1.4 million, respectively.

International TV Shopping and Other

        International TV shopping and other consists primarily of HSN—Germany, TV Travel Shop ("TVTS"), a UK based company that sells travel packages, primarily through television (USA acquired TVTS in May 2002), and HSN-Espanol, which operates Spanish language electronic retailing operations serving customers primarily in the United States and Mexico (note that this service was shut-down in the second quarter of 2002). For the three months ended June 30, 2002 versus 2001, HSN—Germany had decreased sales in Euros of 3.1 million, although due to the weakening of the dollar, revenues translated to US dollars increased $0.4 million in 2002, to $66.8 million in 2002 from $66.4 million. Adjusted EBITDA declined $4.0 million, to $0.9 million in 2002 from $4.9 million. The declines largely resulted from lower sales due to the lingering effects of the conversion to a new order management system. HSN has installed new management at HSN—Germany, which is working to reverse the negative impact to the business. During the second quarter, the Company decided to terminate the Home Shopping Espanol business. In addition, the Company recorded a one-time restructuring charge of $14.8 million related to the shutdown. The Company recorded one-time expenses which impacted Adjusted EBITDA of $3.0 million in the three and six months ended June 30, 2002. The restructuring charge is not reflected in the International TV Shopping and Other Adjusted EBITDA. The results of HSN Espanol were revenues in 2002 of $4.2 million compared to $7.1 million in 2001 and Adjusted EBITDA loss in 2002 of $7.9 million compared to $6.3 million in 2001. TVTS had revenues of $6.7 million and an Adjusted EBITDA loss of $1.1 million since its acquisition in May 2002.

        For the six months ended June 30, 2002 versus 2001, HSN—Germany had decreased sales of $5.2 million, to $126.4 million in 2002 from $131.6 million in 2001 and Adjusted EBITDA declined $7.7 million, to $1.9 million in 2002 compared to $9.6 million in 2001. Home Shopping Espanol had decreased revenues of $1.3 million, to $9.5 million from $10.8 million in 2001 and the Adjusted EBITDA loss increased by $1.2 million, to $12.7 million in 2002 from $11.5 million in 2001. Adjusted EBITDA excludes amortization of cable distribution fees of $0.6 million and $1.0 million in the three months ended June 30, 2002 and 2001, respectively, and $1.3 million and $1.0 million in the six months ended June 30, 2002 and 2001, respectively, related to HSN-Espanol, and $0.4 million of amortization of intangibles in the three months ended June 30, 2002 related to TVTS. The amount of amortization of intangibles in future periods could be greater, as USA has not completed its allocation of the purchase price of TVTS, as it is in the process of obtaining an independent valuation of the assets and liabilities acquired, including identification of intangibles other than goodwill. Potential intangible assets that USA may identify include trade names and trademarks, supply agreements, customer relationships, technology and commercial arrangements. USA expects to complete the allocation of the purchase price during the fourth quarter.

Other Developments

        During the second quarter of 2002, HSN entered into various transactions with its European partners, Georg Kofler and Thomas Kirch, to increase HSN's ownership in its European operations. The transactions were largely completed at the beginning of the third quarter, and the total purchase price was approximately $100 million. As a result of the transactions, HSN now owns approximately 90% of HSE-Germany, with Quelle owning the remainder, and 100% of HOT Networks AG ("HOT Networks"). HOT Networks' principal assets, in turn, are its direct and indirect interests in EUVÍA and HSE-Italy (see below). HOT Networks' operations in UK, Belgium and France have been discontinued.

        EUVÍA.    HOT Networks has a 48.6% interest in EUVÍA Media AG and Co. KG ("EUVÍA"). In addition, HOT Networks has a long-term voting arrangement in place with Christiane zu Salm, who holds a 3% stake in EUVÍA. This voting arrangement, under which she is obligated to vote with HSN, serves as the basis for HSN's consolidation of EUVÍA in its financial statements. It is also expected that HOT Networks will convey to Georg Kofler a 3% interest in EUVÍA, in which case HSN's effective stake in EUVÍA would be reduced to 45.6%. In such event, HSN and Kofler have agreed to long-term voting arrangements (similar to the zu Salm arrangements) that would continue to support consolidation of EUVÍA absent new circumstances. ProSiebenSat owns the remaining 48.4% stake in EUVÍA. See "Funding Obligations of HOT Networks for EUVÍA" below for further discussion of EUVÍA's businesses and the funding obligations related to these entities.

        HSE-Italy.    As a result of the transactions completed to date, HSN and HOT Networks together own (through their shares in a German holding company, HOT-Europe, which owns 87.5% of HSE-Italy) just under 50% of HSE-Italy. There are no voting or control rights associated with this interest. Until the transactions are completed, Georg Kofler will continue to hold (again, through HOT Europe) an 18.8% interest in HSE-Italy with full voting and control rights over HSE-Italy. In addition, Convergenza owns a 12.5% stake in HSE-Italy, and the remaining 18.8% interest is held by a temporary UK-based commercial trust (controlled by an independent trustee and having HSN as beneficiary) until such time as the interest can be transferred to a new European partner.

Citysearch and Related

        Net revenues in the three months ended June 30, 2002 decreased by $4.8 million, or 39%, to $7.6 million compared to $12.4 million in 2001 due primarily to continued softness in the online advertising market. Adjusted EBITDA loss narrowed $2.5 million, to $8.6 million from $11.1 million in 2001 due to initiatives to reduce operating costs, including a further restructuring of its operations. Net revenues in the six months ended June 30, 2002 decreased by $9.9 million, or 40%, to $14.9 million compared to $24.8 million in 2001 and the Adjusted EBITDA loss narrowed $3.5 million, to $19.3 million from $22.8 million in 2001. Adjusted EBITDA in the three months ended June 30, 2002 and 2001 excludes $11.6 million and $16.7 million, respectively, in amortization of intangibles, $0.5 million and $4.5 million, respectively, of non-cash distribution and marketing expense related to advertising provided by Universal TV (formerly USA Cable) and $1.1 million and $0.3 million, respectively, of non-cash compensation. Adjusted EBITDA in the six months ended June 30, 2002 and 2001 excludes $23.1 million and $33.4 million, respectively, in amortization of intangibles, $1.0 million and $8.5 million, respectively, of non-cash distribution and marketing expense related to advertising provided by Universal TV (formerly USA Cable) and $2.3 million and $0.7 million, respectively, of non-cash compensation.

USA Electronic Commerce Solutions LLC/Styleclick

        Net revenues in the three months ended June 30, 2002 increased by $2.6 million to $10.4 million compared to $7.8 million in 2001 due primarily to increases in revenue of USA Electronic Commerce Solutions LLC ("ECS") of $4.2 million offset partially by lower Styleclick revenue of $1.6 million caused by the shut-down of the First Jewelry and FirstAuction.com websites. Adjusted EBITDA loss in 2002 narrowed by $3.5 million, to $11.0 million from $14.5 million in 2001. 2002 Adjusted EBITDA loss was impacted by a one-time charge of $4.8 million related primarily to contract terminations (see below). Net revenues in the six months ended June 30, 2002 increased by $6.4 million to $22.8 million compared to $16.4 million in 2001 and Adjusted EBITDA loss narrowed by $12.0 million, to $19.4 million from $31.4 million in 2001. As previously disclosed, in 2001 Styleclick began to focus on e-commerce services and technology while eliminating its online retail business. During this transition, Styleclick continued to incur significant net losses from operations that raise substantial doubt about Styleclick's ability to continue as a going concern. Styleclick is considering its options with respect to the situation. In the second quarter of 2001, Styleclick recorded a $10.2 million restructuring charge. In the second quarter of 2002, ECS recorded a restructuring charge of $16.2 million related to rationalizing its business. These restructuring charge are not reflected in ECS/Styleclick's Adjusted EBITDA. In addition, ECS recorded a one-time charge of $4.8 million related primarily to contract terminations.

        Styleclick receives substantially all of its business from ECS, to which Styleclick provides e-commerce-enabling technology for certain third-party clients of ECS. Accordingly, Styleclick is dependent upon ECS's ability to sell, and to continue to maintain, such services provided by Styleclick, and there can be no assurances thereto. Moreover, ECS has advised Styleclick that it is reviewing its relationships with its partners and that it is likely that certain of its smaller relationships will be materially altered or discontinued. Specifically, with respect to Sportsline.com, Inc., an agreement has been reached between ECS and Sportsline.com, Inc. to mutually terminate their relationship. The results of ECS include a $4.8 million one-time charge related primarily to contract terminations.

Restructuring Charges

        Restructuring related charges were $40.2 million in the three and six months ended June 30, 2002 and 2001 ($34.7 million impacting Adjusted EBITDA) compared to $10.6 million ($4.8 million impacting Adjusted EBITDA) in the three and six months ended June 30, 2002 and 2001. The 2002 amounts relate to various initiatives across business segments, including $16.2 million for ECS related to rationalizing the business, $14.8 million for HSN-International related to the shut-down of HSN-Espanol, and $9.3 million for PRC related principally to the shut-down of three call centers and employee layoffs. Costs that relate to ongoing operations are not part of the restructuring charges and are not included in "Restructuring Charges" on the statement of operations. Furthermore, all one-time inventory and accounts receivable adjustments that may result from the actions are classified as operating expenses in the statement of operations. The 2001 amounts relate to the restructuring of the operations of Styleclick.

Depreciation and Amortization and Other Income (Expense)

        For the three months ended June 30, 2002 and 2001, depreciation and amortization decreased $35.2 million to $71.8 million from $107.0 million. The decrease is due to reduced goodwill amortization of $53.7 million due to the adoption of FAS 141/142 in 2002, offset partially by increased amortization of intangibles of $9.9 million primarily relating the Expedia acquisition, and increased depreciation expense of $8.6 million. In addition, in 2002 the Company recorded an impairment in operating income related to PRC goodwill of $22.2 million, which was related to a contingent purchase price adjustment booked in the three months ended June 30, 2002. As of January 1, 2002, the Company adopted FAS 141/142, and recorded a write-down to the PRC goodwill of $384 million, as well as a write-down to Citysearch of $115 million as a cumulative effect adjustment. For the six months ended June 30, 2002 and 2001, depreciation and amortization decreased $79.6 million to $131.1 million from $210.7 million. The decrease is due to reduced goodwill amortization of $106.5 million, offset partially by increased amortization of intangibles of $11.6 million and increased depreciation expense of $15.3 million.

        The amount of amortization of intangibles in future periods could be greater due as this time to two factors. In relation to the VUE Transaction, the businesses that were owned by USANi LLC, primarily HSN, HSN-International and ECS/Styleclick, which USA retained after the transaction, are treated as an acquisition by USA of the minority interests in these entities and the exchange of LLC and Holdco shares by Liberty. Thus, USA has recorded a step-up to its carrying value based on the fair value of these businesses to the extent of the minority interest acquired. The step-up is approximately $1.8 billion. In addition, in May 2002, the Company acquired TVTS, resulting in approximately $144 million which has been preliminarily allocated to goodwill. USA has not completed its allocation of the purchase price of these transactions, as it is in the process of obtaining an independent valuation of the assets and liabilities acquired, including identification of intangibles other than goodwill. Potential intangible assets that USA may identify include trade names and trademarks, supply agreements, customer relationships, technology and commercial arrangements. USA expects to complete the allocation of the purchase price before the end of the year.

        For the three months ended June 30, 2002, net interest income was $16.3 million compared to expense of $5.6 million in 2001. The increase is due primarily to interest earned on proceeds from the VUE Transaction. For the six months ended June 30, 2002, net interest income was $11.7 million compared to expense of $9.8 million in 2001. The 2002 amounts include $2.0 million of expense related to the redemption of the Savoy Debentures.

        In the three months ended June 30, 2002 and 2001, the Company realized pre-tax losses of $101.4 million and $4.8 million, respectively, on equity losses in unconsolidated subsidiaries resulting primarily from HOT Networks, which operates electronic retailing operations in Europe, and the company's unconsolidated operations in China. The equity losses for HOT Networks were impacted one-time charges of $88.3 million, relating primarily to the impact of HOT Networks closing its Belgium and UK operations in the three months ended June 30, 2002 and a write-down on HSN's investment in China based on its current operating performance. In the six months ended June 30, 2002 and 2001, the Company realized pre-tax losses of $114.9 million and $9.1 million, respectively, on equity losses in unconsolidated subsidiaries resulting primarily from HOT Networks.

Income Taxes

        USA's effective tax rate was higher than the statutory rate due to the impact on taxable income of consolidated book losses for which no tax deduction is obtained and book amortization of intangible assets not amortizable for income tax.

Minority Interest

        Minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC through May 7, 2002, Liberty's ownership interest in Holdco through June 27, 2002, the public's ownership in TMCS until January 31, 2001, the public's ownership in Ticketmaster from January 31, 2001, the public's ownership interest in Hotels.com since February 25, 2000, the public's ownership interest in Styleclick since July 27, 2000, the partners ownership interest in HSN—Germany since its consolidation as of January 1, 2000 and the public's ownership in Expedia since February 4, 2002.

Discontinued Operations

        USA Entertainment, which was contributed to VUE on May 7, 2002, and USAB, which was sold in August 2001, are presented as discontinued operations for all applicable periods presented. The net income of USA Entertainment and USAB for the three months ended June 30, 2002 and 2001 were $6.8 million and $23.6 million, respectively, and for the six months ended June 30, 2002 and 2001, $28.8 million and $49.8 million, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $261.7 million for the six months ended June 30, 2002 compared to $148.0 million for the six months ended June 30, 2001. 2002 operating activities include payment of taxes on the USAB sale of $156.9 million. These cash proceeds and available cash and borrowings were used to pay for acquisitions and deal costs of $184.6 million, including $48.1 million for Expedia's purchase of Classic Vacations in March 2002 and $51 million to acquire TVTS in May 2002, to make capital expenditures of $75.8 million and to make mandatory tax distribution payments to the LLC partners of $154.1 million. Note that cash acquired in the Expedia transaction was $278.9 million, which offsets the acquisition and debt costs incurred.

        In connection with the VUE Transaction, USA and its subsidiaries received the following at closing in May 2002: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period, (ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests currently exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with the transaction.

        In a press release dated August 14, 2002, the day of this filing, Vivendi announced its unaudited, preliminary income statement data, presented on a French GAAP basis. The press release stated that "in light of deteriorating economic conditions since December 2001 and the impact of higher financing costs for the company, management has recorded a preliminary impairment charge", with an amount associated to VUE of 2.6 billion euros as of June 30, 2002. The press release further stated that the reported adjustment "reflects [Vivendi] management's opinion of the fair value of the core assets on a permanent ongoing concern basis with Vivendi". USA owns various securities in VUE, including a 5.44% common interest, with USA's common interest subject to a call right beginning in 2007, and USA having a put right beginning in 2010, in both cases based on private market values at the time. USA believes that its circumstances, including its financing cost, are, at present, very different than Vivendi's, and that the entertainment assets have significant long-term value, although market valuations of media assets have declined since the close of the VUE transaction on May 7, 2002. USA believes that it is too early to determine whether potential declines in its VUE common interest are other than temporary and will assess the carrying value of the VUE securities on a continuing basis. USA believes that the action taken by Vivendi today has no bearing on the value of its preferred partnership interests in VUE, which are senior to the common interests.

        To the extent that USA management subsequently determines that the declines are other than temporary, USA may take an equity write-down of its common interest to fair value. Furthermore, USA may record an equity loss for its proportionate common interest in VUE, if the venture also records a write-down of the assets under US GAAP.

        In January 2002, the Company received the final proceeds of $589.6 million from the sale of the capital stock of certain USAB subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations. In August 2001, the Company had completed the sale.

        On February 12, 1998, USA and USANi LLC, as borrower, entered into a credit agreement that provided for a $1.6 billion credit facility. Of that amount, $1.0 billion was permanently repaid in prior years. The remaining $600.0 million related to a revolving credit facility that was terminated by USA in connection with the VUE Transaction and all guarantees were releases under the credit agreement. As a result of the termination of the credit facility, all guarantees of USA's $500 million aggregate principal amount of 6 3/4% Senior Notes due 2005 were also released.

        On February 28, 2002, the Company made a mandatory tax distribution payment to Universal and Liberty for 2001 in the amount of $153.5 million. The Company paid an additional $0.6 million in 2002 due to the VUE Transaction. On February 28, 2001, the Company made a mandatory tax distribution payment to Universal and Liberty for 2000 in the amount of $17.4 million.

        In connection with the 2000 acquisition of Universal's domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses transaction, USA advanced $200.0 million to Universal in 2000 pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement, under which USA has agreed to distribute, in the United States and Canada, certain Polygram Filmed Entertainment, Inc. theatrical films that were not acquired in the transaction. The advance has been repaid as revenues were received under the distribution agreement. Upon the close of the VUE Transaction, the balance was repaid in full.

        On February 20, 2002, USA acquired 936,815 shares of Expedia common stock for approximately $47.0 million. Expedia used the proceeds to acquire Classic Custom Vacations.

        On May 30, 2002, USA announced an agreement to purchase Interval International ("Interval") for approximately $578 million. USA is currently reviewing its options related to the transaction. No assurance can be made whether or when the transaction will close or on what terms.

        On May 31, 2002, USA completed the redemption of the Savoy Debentures. The total amount for the redemption was $38.3 million.

        Through July 31, 2002, the Company has contributed approximately $164.9 million to HOT Networks, including $8.3 million in July 2002. All but $38.2 million of this funding has been written off via equity losses. In the third quarter of 2002, HSN acquired its partners' interest in HOT Networks. See below for further discussion of HOT Networks funding obligations.

        As of June 30, 2002, the Company has $3.2 billion of cash on hand, including $106.4 million held by Ticketmaster on behalf of its clients, and $420.4 million of marketable securities.

        In 2001, USA did not pay any cash dividends. In relation to the Expedia transaction, the Company issued approximately 13.1 million of preferred shares bearing interest at 1.99% per annum, payable quarterly in cash or stock at USA's option. If USA elects to pay cash, the amount is approximately $13.1 million on an annual basis. To date, the Company has paid cash dividends of $3.7 million. The next dividend is due August 15, 2002, and USA expects to pay approximately $3.2 million in cash. USA's wholly-owned subsidiaries have no material restrictions on their ability to transfer amounts to fund USA's operations.

        USA anticipates that it will need to invest working capital towards the development and expansion of its overall operations. The Company may make a significant number of acquisitions, which could result in the incurrence of debt. Furthermore, future capital expenditures may be higher than current amounts over the next several years.

        In management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet USA's foreseeable needs.

Funding obligations of HOT Networks for EUVÍA

        HOT Networks holds a 48.6% limited partnership interest in EUVÍA, a German limited partnership. EUVÍA, through certain subsidiaries, operates two businesses, "Live TV," a game show oriented TV channel, and "Travel TV," a travel oriented shopping TV channel under the brand name "Sonnenklar." In connection with the partnership formed to operate these businesses, HOT Networks has undertaken to fund 100% of the cash requirements and operating losses up to € 179 million, with the funding obligations terminating if EUVÍA remains profitable for two consecutive fiscal years.

Through June 30, 2002, HOT Networks has funded EUVÍA with approximately € 55 million. Based on EUVÍA's current business plan, HOT Networks expects an additional 10 million of funding may be required prior to EUVÍA achieving profitability for two consecutive fiscal years. In the event EUVÍA's current business plan is revised to require additional funding to achieve profitability for two consecutive years, HOT Networks may have additional contractual rights exercisable on or after June 30, 2003 that reduce its ongoing funding obligations below € 179 million assuming it has met certain funding thresholds as of June 30, 2003. Although it is not expected that these additional contractual rights will prove relevant in light of EUVÍA's current business plan, HOT Networks continues to actively monitor EUVÍA's funding requirements.

Funding Obligations of TV Travel Group Limited

        A subsidiary of TV Travel Group Limited, the company that carries out our TV Travel Shop business, has a 75% interest in TV Travel Shop Germany GmbH & Co. KG, a Germany-based TV travel shopping joint venture with TUI GROUP GmbH. Up to June 30, 2002, TV Travel Group Limited, through a subsidiary, has contributed approximately € 25.7 million to the joint venture. TV Travel Group may be called upon to provide up to an additional € 4.125 million, by the joint venture supervisory board. If further funding calls are made by the supervisory board in excess of the € 4.125 million referred to above and TV Travel Group Limited does not meet such calls, its interest in the joint venture could be diluted accordingly.

Recent Ratings Agency Actions

        On July 30, 2002, Standard & Poor's announced that it had lowered its ratings, including its corporate rating, on USA to triple-"B"-minus from triple-"B", reflecting the sale of the Company's entertainment business. At the same time Standard & Poor's announced it had removed all of USA's ratings from CreditWatch, and that the current outlook is stable. USA believes that the ratings actions has no bearing on its operations or liquidity, and does not impact USA's ability to raise financing if necessary. As noted above, USA has approximately $3.6 billion in cash and marketable securities on a consolidated basis as of June 30, 2002.

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

        At June 30, 2002, the Company's outstanding debt approximated $548.5 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

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

        As currency exchange rates change, translation of the income statements of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged translation risks because cash flows from international operations were generally reinvested locally. Further, the Company has not entered into hedges to minimize volatility of reported earnings because the Company has not believed it is justified by the attendant cost.

        Foreign exchange gains and losses were not material to the Company's earnings for the six months ended June 30, 2002 or 2001. However, given the sharp currency fluctuations in the second quarter of 2002, the Company is reviewing its strategy for hedging. The Company recognized $1.1 million in costs of sales related to Hotels.com for currency adjustments.

Equity Price Risk

        The Company has a minimal investment in equity securities of publicly-traded companies. These investments, as of June 30, 2002, were considered available-for-sale, with the unrealized gain deferred as a component of stockholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its investment strategy.

Seasonality

        USA's businesses are subject to the effects of seasonality.

        USA believes seasonality impacts its Electronic Retailing segment but not to the same extent it impacts the retail industry in general.

        Ticketing operations revenues are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by the client. The second quarter of the year generally experiences the most ticket on-sales for events.

        Hotels.com's and Expedia's revenues are influenced by the seasonal nature of holiday travel in the markets it serves, and has historically peaked in the fall. As the businesses expand into new markets, the impact of seasonality is expected to lessen.

        TVTS revenues are influenced by the seasonal nature of package travel, with the first and third quarters generally experiencing the strongest sales and the second and fourth quarter experiencing weaker sales.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        Litigation Relating to the Contribution of USA Entertainment Assets to Joint Venture with Vivendi Universal S.A.

        The Company and its directors, along with Vivendi and Liberty, were named as defendants in purported stockholder class and derivative actions filed in the Court of Chancery, County of New Castle, State of Delaware, alleging, among other things, that the VUE Transaction constituted a breach of fiduciary duty by the individual defendants on a number of grounds. Plaintiffs in the action have agreed to dismiss the suit without prejudice.

Litigation Relating to USA's Announced Intention of Proposed Transactions with Expedia, Ticketmaster and Hotels.com

        On June 3, 2002, the Company announced that it had delivered to the board of directors of Expedia, Ticketmaster and Hotels.com a letter pursuant to which the Company proposed each of the acquisition of the minority interest in each of these subsidiaries that it did not already own. Each of the boards of these subsidiaries has since formed special committees comprised of all of its disinterested directors to review the Company's proposal. Following the announcement by the Company of the proposals, a number of complaints against the Company, the subsidiaries and the boards of directors of these subsidiaries were filed in the Court of Chancery, County of New Castle, State of Delaware with respect to Ticketmaster and Hotels.com, U.S. District Court for the Central District of California with respect to Ticketmaster, and Superior Court of the State of Washington for the County of King with respect to Expedia. The complaints generally allege the transaction would be a breach of fiduciary duty and that the indicated exchange ratio is unfair to the minority stockholders. Each of the complaints seeks, among other things, injunctive relief against consummation of the transaction and damages in an unspecified amount. The time for defendants to respond to the complaints has not yet elapsed. The action with respect to Ticketmaster filed in the California Federal action has been dismissed on consent, without prejudice. The actions as to each subsidiary filed in Delaware and Washington are in the process of being consolidated under the following captions: In re Ticketmaster Shareholders Litigation (Delaware Court of Chancery, Consolidated C.A. No. 19663-NC); In re Hotels.com Inc. Shareholders Litigation (Delaware Court of Chancery, Consolidated C.A. No. 19662-NC); In re Expedia, Inc. Shareholder Litigation (Washington Superior Court, Master File No. 02-2-16669-SEA). The Company believes the allegations are without merit and intends to defend the actions vigorously.

Tickets.com Litigation

        In the Tickets.com litigation previously reported in the Company's Form 10-K for the year ended December 31, 2001, the Court recently amended the pretrial schedule setting October 1, 2002 as the discovery cut-off date, February 7, 2003 as the date for the final pre-trial conference, and has indicated that the trial will be set to commence in March 2003. Pursuant to the stipulation of the parties, on July 31, 2002, the Court entered an Order dismissing Tickets.com's claims that Ticketmaster filed litigation against Tickets.com and others for predatory and/or anticompetitive purposes. The parties currently are actively engaged in document and deposition discovery in the matter. A mediation with a retired Federal District Court Judge is expected to take place by the end of September 2002. Tickets.com seeks monetary damages which, if awarded, would have a material adverse effect on Ticketmaster. Ticketmaster is vigorously defending against the claims brought by Tickets.com. However, Ticketmaster can give no assurances that it will not incur material damages or costs in connection with the litigation.

Class Action Litigation Related To Magazine Sales

        Florida: In the lawsuit entitled Victoria McLean v. Ticketmsater L.L.C. and Time, Inc., previously reported in the 2001 Form 10-K, on May 31, 2002, Ticketmaster and Time filed a summary judgment motion. That motion is presently scheduled to be heard on October 24, 2002. Discovery is continuing. Ticketmaster believes the claims are without merit and expects to vigorously defend against the lawsuit.

        California: On July 23, 2002, Ticketmaster and Time Inc. were named as defendants in a lawsuit entitled Rupert Fowler, an individual, On Behalf of the General Public, Plaintiffs v. Ticketmaster Corporation, Time Inc., and Does 1-100 inclusive, Defendants, in the Superior Court of the State of California for the County of San Francisco, Case Number 410588. The lawsuit is styled as a Complaint for Injunctive Relief, Restitution and Disgorgement Under California Business Professions Code Section 17200 Et Seq. The Complaint purports to allege a cause of action for violations of California Business and Professions Code Section 17200 et seq. The Complaint alleges among other things that commencing in 1999 and continuing to December 24, 2001, Ticketmaster and Time invaded its customers' California Constitutional right to privacy by improperly using credit card and billing information and that the alleged misconduct constituted an unfair business practice. The Complaint seeks a permanent injunction, restitution and disgorgement, reasonable attorney fees and other relief the Court may deem just and proper. Ticketmaster believes the case is without merit, and is preparing to vigorously defend itself.

General

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

Item 2. Changes in Securities and Use of Proceeds

        The Company has used, and intends to continue to use, its common stock to make acquisitions and investments. In addition, the Company may issue shares of its common stock to raise additional funds to fund acquisitions, investments and operations. In certain circumstances, these issuances are not registered by the Company under the Securities Act of 1933, as amended (the "Securities Act"); rather, the Company provides the party receiving such shares with registration rights permitting the registration of the resale of such shares by such persons under the Securities Act. During the quarter ended June 30, 2002, the Company has made the following unregistered issuances for the following purposes:

  1.
  On May 1, 2002, USA issued 1,616,061 shares of its common stock to the several selling stockholders as consideration for the acquisition of all of the issued shares of TV Travel Group Ltd.

  2.
  On May 7, 2002, in connection with the Company's contribution of its entertainment assets to a joint venture with Vivendi Universal, S.A. ("Vivendi"), the Company issued to a subsidiary of Vivendi ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Each warrant entitles the holder to purchase, after the 6-month anniversary of the closing of the transaction, one share of USA common stock at the applicable exercise price, subject to customary adjustments to prevent dilution.

  3.
  On May 7, 2002, in a transaction related to the Vivendi transaction, affiliates of Liberty Media Corporation ("Liberty") exchanged 7,079,726 shares of USANi LLC for 7,079,726 shares of USA common stock.

  4.
  On June 27, 2002, the Company and Liberty completed an exchange whereby affiliates of Liberty delivered shares of common stock and Class B common stock of Home Shopping Network, Inc. to the Company in exchange for an aggregate of 31,620,063 shares of USA common stock and 1,596,544 shares of USA Class B common stock. Each share of USA Class B common stock is convertible at any time by the holder thereof into one share of USA common stock.

        The sales of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) thereof, as transactions by an issuer not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

Special Meeting

        On April 23, 2002, a special meeting of stockholders was held to vote on a proposal to approve the Transaction Agreement, dated as of December 16, 2001, among Vivendi Universal, S.A., Universal Studios, Inc., USA Networks, Inc., USANi LLC, Liberty Media Corporation and Barry Diller, as well as each of the other related transaction documents, including the Partnership Agreement, the Amended and Restated Governance Agreement, the Amended and Restated Stockholders Agreement, the Warrant Agreement and the Vivendi/Liberty Merger Agreement and the transactions contemplated thereby (the "Transactions Proposal"). There were represented at the special meeting by stockholders present in person or by proxy 292,358,835 shares of Common Stock, 63,033,452 shares of Class B Common Stock and 12,810,207 shares of Preferred Stock.

        Under Delaware law, the Transactions Proposal required the affirmative vote of the holders of 66 2/3% of the Common Stock and Preferred Stock (both in voting power and in number of shares), voting together as a single class, excluding the shares held by Vivendi, Liberty, Mr. Diller and their respective affiliates.

        The number of votes of eligible Common Stock and Preferred Stock voting for the Transactions Proposal, voting as a single class, is set forth below:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining
272,349,338	211,976	152,945

        The number of shares of eligible Common Stock and Preferred Stock voted for the Transactions Proposal, voting as a single class, is set forth below:

Number of Shares Cast in Favor	Number of Shares Cast Against	Number of Shares Abstaining
259,539,131	211,976	152,945

        Under the rules of the National Association of Securities Dealers, Inc., the Transactions Proposal required the affirmative vote of the holders of a majority of the votes cast at the special meeting and holders of all outstanding shares of Common Stock, Class B Common Stock and Preferred Stock were entitled to vote.

        The votes of the Common Stock, Class B Common Stock and Preferred Stock, voting together as a single class, is set forth below:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining
947,948,848	211,976	152,945

Annual Meeting

        On June 4, 2002, the annual meeting of stockholders was held. Stockholders present in person or by proxy, representing 314,862,484 shares of Common Stock, 63,033,452 shares of Class B Common Stock and 13,111,592 shares of Preferred Stock, voted on the following matters:

        1.    The stockholders elected the following twelve directors of the Company to hold office until the next annual meeting of stockholders or until their successors have been duly elected:

        Elected by holders of Common Stock voting as a separate class:

	Number of Votes Cast in Favor	Number of Votes Cast Against or For Which Authority Withheld
Anne M. Busquet	311,474,947	3,387,537
Donald R. Keough	311,451,637	3,410,847
Gen. H. Norman Schwarzkopf	312,115,510	2,746,974

        Elected by holders of Common Stock, Class B Common Stock and Preferred Stock voting as a single class:

	Number of Votes Cast in Favor	Number of Votes Cast Against or For Which Authority Withheld
Robert R. Bennett	969,462,766	1,956,522
Edgar Bronfman, Jr	969,995,738	1,424,448
Barry Diller	950,944,224	20,475,964
Philippe Germond	942,769,160	26,551,025
Victor A. Kaufman	952,152,702	19,267,486
Marie-Joseé Kravis	970,003,521	1,416,667
John C. Malone	969,453,790	1,966,398
Jean-Marie Messier	959,928,072	11,492,116
Diane Von Furstenberg	967,751,493	3,628,695

        2.    The holders of Common Stock, Class B Common Stock and Preferred Stock, voting as a single class, also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ended December 31, 2002 as follows:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining
965,294,289	6,016,074	109,725

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of USA filed as Exhibit 3.1 to USA's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, is incorporated herein by reference.
3.2	Amendment to Restated Certificate of Incorporation of USA, filed as Exhibit A to USA's Definitive Information Statement, filed on November 19, 2001, is incorporated herein by reference.
3.3
Certificate of Ownership and Merger Merging Taiwan Travel, Inc. into USA Networks, Inc., filed as Exhibit 3.3 to USA's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, is incorporated herein by reference.
3.4	Amended and Restated By-Laws of USA filed as Exhibit 3.4 to USA's Form 10-K for the fiscal year ended December 31, 2001, is incorporated herein by reference.
3.5	Amendment to By-Laws of USA, dated June 11, 2002.
10.1	Employment Agreement between Daniel Marriott and USA, dated as of March 1, 2002.
  (b)
  Reports on Form 8-K filed during the quarter ended June 30, 2002.

        On April 24, 2002, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, attaching a press release announcing its results for the quarter ended March 31, 2002 and under Item 9, Regulation FD Disclosure, attaching supplemental information.

        On May 17, 2002, USA filed a report on Form 8-K reporting under Item 2, Acquisition or Disposition of Assets, announcing completion of a transaction to contribute its Entertainment Group to a joint venture with Vivendi Universal, S.A.

        On May 24, 2002, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching investor presentation materials.

        On May 30, 2002, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, responding to a report issued by the Center for Financial Research and Analysis.

        On June 3, 2002, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, announcing its intention to commence exchange offers with three of its public subsidiaries—Expedia, Inc., Hotels.com and Ticketmaster.

        On June 3, 2002, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, announcing questions and answers regarding the securities of Vivendi Universal Entertainment held by USA.

        On June 5, 2002, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, attaching a press release answering questions regarding its previously announced intention to commence exchange offers with Expedia, Inc., Hotels.com and Ticketmaster.

        On June 20, 2002, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching investor presentation materials.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2002

USA INTERACTIVE
By:	/s/ BARRY DILLER Barry Diller Chairman and Chief Executive Officer
Name	Title	Date

/s/ BARRY DILLER Barry Diller	Chairman of the Board and Chief Executive Officer	August 14, 2002
/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 14, 2002
/s/ WILLIAM J. SEVERANCE William J. Severance	Vice President and Controller (Chief Accounting Officer)	August 14, 2002

QuickLinks

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
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
USA INTERACTIVE AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES