Form 10-Q/A
period 2002-03-31
USA INTERACTIVE
filed 2002-11-13
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 13, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

        The Registrant hereby amends and restates in its entirety Item 1, Consolidated Financial Statements, as described. On May 7, 2002, USA Interactive (formerly, USA Networks, Inc.) completed its previously announced transaction with Vivendi Universal, S.A. to create a joint venture called Vivendi Universal Entertainment LLLP. In conjunction with the transaction, USA Interactive contributed the USA Entertainment Group to Vivendi Universal Entertainment. The USA Entertainment Group consists of USA Cable, including USA Network and SciFi Channel and Emerging Networks, TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. Previously, the Company filed the consolidated financial statements to present the results of operations and financial position of the USA Entertainment Group as discontinued operations on Amendment No. 1 to the Quarterly Report on Form 10-Q/A. The consolidated financial statements included in this Amendment have been adjusted for the impact of discontinued operations on the determination of diluted weighted average shares outstanding, resulting in lower diluted earnings per share for continuing operations available to common shareholders for the three months ended March 31, 2002 than previously reported, higher diluted earnings per share before cumulative effect of accounting change available to common shareholders and lower net loss per share available to common shareholders for the three months ended March 31, 2002 than previously reported.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In thousands, except per share data)
Product sales	$462,442	$458,898
Service revenue	509,207	361,764

Net revenue	971,649	820,662
Operating costs and expenses:
Cost of sales-product sales	301,742	303,657
Cost of sales-service revenue	315,806	246,425
Selling and marketing	145,846	109,619
General and administrative	78,311	72,009
Other operating costs	19,068	19,192
Amortization of non-cash distribution and marketing expense	6,964	8,017
Amortization of non-cash compensation expense	3,808	2,855
Amortization of cable distribution fees	13,000	8,756
Depreciation and amortization	59,321	103,660

Total operating costs and expenses	943,866	874,190

Operating profit (loss)	27,783	(53,528)
Other income (expense):
Interest income	6,765	7,378
Interest expense	(11,433)	(11,559)
Loss in unconsolidated subsidiaries and other	(12,132)	(6,529)

	(16,800)	(10,710)

Earnings (loss) from continuing operations before income taxes and minority interest	10,983	(64,238)
Income tax expense	(15,950)	(4,565)
Minority interest expense	8,937	25,180

Earnings (loss) from continuing operations before cumulative effect of accounting change	3,970	(43,623)
Discontinued operations, net of tax	21,930	26,240

Earnings before cumulative effect of accounting change	25,900	(17,383)
Cumulative effect of accounting change, net of tax	(310,587)	(9,187)

Net Loss	(284,687)	(26,570)
Preferred dividend	(1,967)	—

Net Loss Available to Common Shareholders	$(286,654)	$(26,570)

Earnings (loss) per share from continuing operations available to common shareholders:
Basic earnings (loss) per common share	$.01	$(.12)
Diluted earnings (loss) per common share	(.01)	$(.12)
Earnings (loss) per share before cumulative effect of accounting change available to common shareholders:
Basic earnings (loss) per common share	$.06	$(.05)
Diluted earnings (loss) per common share	$.06	$(.05)
Net Loss per Share Available to Common Shareholders:
Basic loss per common share	$(.73)	$(.07)
Diluted loss per common share	(.33)	(.07)

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

	Three Months Ended March 31,
	2002	2001
	(in thousands, except per share data)
Net revenues	$1,007,993	$877,884
Earnings (loss) from continuing operations	7,234	(59,835)
Basic earnings (loss) from continuing operations	.02	(0.15)
Diluted earnings (loss) from continuing operations	—	(0.15)

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

$395,329

        Reported net earnings (loss) and basic and diluted net earnings (loss) per share adjusted to exclude amortization expense related to goodwill and other intangible assets with indefinite lives is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
CONTINUING OPERATIONS AVAILABLE TO COMMON SHAREHOLDERS
Reported earnings (loss) from continuing operations	$2,003	($43,623)
Add: goodwill amortization from continuing operations	—	33,210

Net earnings (loss) from continuing operations—as adjusted	$2,003	($10,413)

Basic Earnings per share from continuing operations—as adjuted:
Reported basic net earnings (loss) per share	$0.01	$(0.12)
Add: goodwill amortization	—	0.09

Adjusted basic net earnings (loss) per share	$0.01	$(0.03)

Diluted Earnings per share from continuing operations—as adjusted:
Reported diluted net earnings (loss) per share	$(0.01)	$(0.12)
Add: goodwill amortization	—	0.09

Adjusted diluted net earnings (loss) per share	$(0.01)	$(0.03)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
Income (loss) available to common shareholders(a)	($286,654)	($26,570)
Add: Goodwill amortization	—	43,555

Net earnings (loss) available to common shareholders—as adjusted	($286,654)	$16,985

Basic Earnings per share—as adjusted:
Reported basic net earnings (loss) per share	$(0.73)	(0.07)
Add: goodwill amortization	—	0.12

Adjusted basic net earnings (loss) per share	$(0.73)	$0.05

Diluted Earnings per share—as adjusted:
Reported diluted net earnings (loss) per share	$(0.33)	$(0.07)
Add: goodwill amortization	—	0.12

Adjusted diluted net earnings (loss) per share	$(0.33)	$0.05

  (a)
  Includes cumulative effect of accounting change in 2002 related to the adoption of FAS 142 and in 2001 related to the adoption of SOP 00-2, Accounting by Producers or Distributors of Films.

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill for the three months ended March 31, 2002 (in thousands):

	Balance at January 1, 2002	FX Translation	Adoption of FAS 142	Balance at March 31, 2002
HSN-US	$1,174,652	$—	$—	$1,174,652
Ticketing operations	722,786	568	—	723,354
Hotels.com	362,585	—	—	362,585
Expedia	—	—	—	954,181
Precision Response	696,809	—	(384,455)	312,354
Citysearch and related	58,994	—	(58,994)	—
Match.com	45,738	—	—	45,738
ECS	—	—	—	—
Styleclick	—	—	—	—
HSN-International	14,267	—	—	14,267

	$3,075,831	$568	$(443,449)	$3,587,131

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

        The following tables present condensed consolidating financial information for the three months ended March 31, 2002 and 2000 for: (1) the Company on a stand-alone basis, (2) Holdco on a stand-alone basis, (3) USANi LLC on a stand-alone basis, (4) the combined Wholly Owned Subsidiary Guarantors (including Wholly Owned Subsidiary Guarantors that are wholly owned subsidiaries of USANi LLC), (S) the combined non-guarantor subsidiaries of the Company (including the non-guarantor subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries")), and (6) the Company on a consolidated basis.

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

NOTE 9—NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL
INFORMATION (Continued)

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

        The USA Entertainment Group is presented as a discontinued operation for all periods presented. The revenues for the USA Entertainment Group were $405.0 million and $492.1 million in the three months ended March 31, 2002 and 2001, respectively. The net income, net of the effect of minority interest, for the USA Entertainment Group was $21.9 million (net of tax expense of $16.2 million) and $26.2 million (net of tax expense of $21.9 million) in the three months ended 2002 and 2001, respectively. During the three months ended March 31, 2001, USA Entertainment Group recorded expense of $9.2 million related to the cumulative effect of adoption of Statement of Position 00-2 "Accounting By Producers or Distributors of Films."

Item 4.    Controls and Procedures

        Within the 90-day period prior to the filing date of this report, the Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-Q/A to its Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2002

USA INTERACTIVE
By:	/s/ WILLIAM J. SEVERANCE Name: William J. Severance Title: Vice President and Controller (Chief Accounting Officer)

CERTIFICATIONS

I, Barry Diller, Chairman and Chief Executive Officer of USA Interactive, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A Amendment No. 2 of USA Interactive;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ BARRY DILLER Barry Diller Chairman and Chief Executive Officer

I, Dara Khosrowshahi, Executive Vice President and Chief Financial Officer of USA Interactive, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A Amendment No. 2 of USA Interactive;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ DARA KHOSROWSHAHI Dara Khosrowshahi Executive Vice President and Chief Financial Officer

QuickLinks

EXPLANATORY NOTE
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
  Item 4. Controls and Procedures
SIGNATURES
CERTIFICATIONS