Form 10-Q/A
period 2002-06-30
USA INTERACTIVE
filed 2002-11-13
CIK 891103

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

EXPLANATORY NOTE

        The Registrant hereby amends and restates in its entirety Item 1, Consolidated Financial Statements, as described. On May 7, 2002, USA Interactive (formerly USA Networks, Inc.) completed its previously announced transaction with Vivendi Universal, S.A. to create a joint venture called Vivendi Universal Entertainment LLLP. In conjunction with the transaction, USA Interactive contributed the USA Entertainment Group to Vivendi Universal Entertainment. The USA Entertainment Group consists of USA Cable, including USA Network and SCiFi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. The consolidated financial statements included in the Quarterly Report for the three months ended June 30, 2002 present the results of operations and financial position of the USA Entertainment as discontinued operations.

        The consolidated financial statements included in this Amendment to the Quarterly Report on Form 10-Q/A have been adjusted for the impact of discontinued operations on the determination of diluted weighted average shares outstanding, resulting in higher diluted earnings per share before cumulative effect of accounting change available to common shareholders and diluted net income per share available to common shareholders for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 than previously reported.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

USA INTERACTIVE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands, except per share data)
Product sales	$447,348	$456,566	$909,114	$914,852
Service revenue	670,447	405,287	1,180,626	767,663

Net revenue	1,117,795	861,853	2,089,740	1,682,515
Operating costs and expenses:
Cost of sales—product sales	279,883	306,269	581,226	605,752
Cost of sales—service revenue	403,713	268,474	720,149	522,385
Selling and marketing	155,525	99,418	302,213	202,973
General and administrative	103,723	78,556	181,257	153,316
Other operating costs	19,728	20,691	38,796	39,883
Amortization of non-cash distribution and marketing expense	10,105	6,631	17,069	14,648
Amortization of non-cash compensation expense	3,393	1,308	7,201	4,163
Amortization of cable distribution fees	13,064	10,642	26,064	19,398
Depreciation and amortization	71,764	107,003	131,089	210,662
Restructuring charges	40,214	10,552	40,214	10,552
Goodwill impairment	22,247	—	22,247	—

Total operating costs and expenses	1,123,359	909,542	2,067,525	1,783,732
Operating (loss) profit	(5,564)	(47,689)	22,215	(101,217)
Other income (expense):
Interest income	28,388	6,432	35,153	13,810
Interest expense	(12,049)	(12,039)	(23,482)	(23,598)
Loss in unconsolidated subsidiaries and other	(101,765)	(5,941)	(113,893)	(12,470)

Total other expense, net	(85,426)	(11,548)	(102,222)	(22,258)

Loss from continuing operations before income taxes and minority interest	(90,990)	(59,237)	(80,007)	(123,475)
Income tax expense	(10,608)	124	(26,558)	(4,441)
Minority interest expense	(9,746)	25,253	(809)	50,433

Loss from continuing operations before cumulative effect of accounting change	(111,344)	(33,860)	(107,374)	(77,483)
Gain on contribution of USA Entertainment to VUE	2,378,311	—	2,378,311	—
Gain on disposal of Broadcasting Stations	—	49,829	—	49,829
Discontinued operations, net of tax	6,873	23,582	28,803	49,822

Earnings before cumulative effect of accounting change	2,273,840	39,551	2,299,740	22,168
Cumulative effect of accounting change, net of tax	—	—	(461,389)	(9,187)

Net income	$2,273,840	$39,551	$1,838,351	$12,981
Preferred dividend	(3,264)	—	(5,231)	—

Net income available to common shareholders	$2,270,576	$39,551	$1,833,120	$12,981

Loss per share from continuing operations before cumulative effect of accounting change available to common shareholders:
Basic and diluted loss per common share	$(0.28)	$(0.09)	$(0.28)	$(0.21)
Earnings per share before cumulative effect of accounting change available to common shareholders:
Basic earnings per common share	$5.51	$0.11	$5.70	$0.06
Diluted earnings per common share	$5.51	$0.11	$5.70	$0.06
Net Income per Share Available to Common Shareholders:
Basic earnings per common share	$5.51	$0.11	$4.55	$0.03
Diluted earnings per common share	$5.51	$0.11	$4.55	$0.03

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

USA INTERACTIVE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Total	Preferred Stock	Common Stock	Class B Convertible Common Stock	Addit. Paid-in Capital	Retained Earnings	Accum. Other Comp. Income	Treasury Stock	Note Receivable From Key Executive for Common Stock Issuance
	(In Thousands)
Balance at December 31, 2001	$3,945,501	$—	$3,147	$630	$3,918,401	$181,267	$(11,605)	$(141,341)	$(4,998)
Comprehensive loss:
Net income for the six months ended June 30, 2002	1,838,351	—	—	—	—	1,838,351	—	—	—
Increase in unrealized gains in available for sale securities	(2,365)	—	—	—	—	—	(2,365)	—	—
Foreign currency translation	24,001	—	—	—	—	—	24,001	—	—

Comprehensive income	1,859,987
Issuance of securities in connection with the Expedia transaction	1,497,894	131	206	—	1,497,557	—	—	—	—
Issuance of common stock upon exercise of stock options	119,691	—	77	—	119,614	—	—	—	—
Income tax benefit related to stock options exercised	25,095	—	—	—	25,095	—	—	—	—
Issuance of stock in connection with other transactions	59,139	—	22	—	59,117	—	—	—	—
Issuance of stock for LLC Exchange	178,650	—	71	—	178,579	—	—	—	—
Issuance of stock for Holdco Exchange	750,695	—	316	16	750,363	—	—	—	—
Securities issued in VUE transaction	810,873	—	—	—	810,873	—	—	—	—
Common stock exchangeable for preferred interest	(1,428,530)	—	—	—	(1,428,530)	—	—	—	—
Dividend on preferred stock	(5,231)	—	—	—	—	(5,231)	—	—	—
Purchase of treasury stock	(5,275)	—	(2)	—	—	—	—	(5,273)	—

Balance at June 30, 2002	$7,808,489	$131	$3,837	$646	$5,931,069	$2,014,387	$10,031	$(146,614)	$(4,998)

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

$389,423

        Reported net earnings (loss) and diluted net earnings (loss) per share adjusted to exclude amortization expense related to goodwill and other intangible assets with indefinite lives is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
INCOME/(LOSS) FROM CONTINUING OPERATIONS AVAILABLE TO COMMON SHAREHOLDERS
Reported earnings (loss) from continuing operations, available	$(114,608)	$(33,860)	$(112,605)	$(77,483)
Add: goodwill amortization from continuing operations	—	33,522	—	66,732

Net earnings (loss) from continuing operations—as adjusted	$(114,608)	$(338)	$(112,605)	$(10,751)

Basic Earnings per share from continuing operations—as adjusted:
Reported basic net earnings (loss) per share	$(0.28)	$(0.09)	$(0.28)	$(0.21)
Add: goodwill amortization	—	0.09	—	0.18

Adjusted basic net earnings (loss) per share	$(0.28)	$0.00	$(0.28)	$(0.03)

Diluted Earnings per share from continuing operations—as adjusted:
Reported diluted net earnings (loss) per share	$(0.28)	$(0.09)	$(0.28)	$(0.21)
Add: goodwill amortization	—	0.09	—	0.18

Adjusted diluted net earnings (loss) per share	$(0.28)	$0.00	$(0.28)	$(0.03)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
Income (loss) available to common shareholders(a)	$2,270,576	$39,551	$1,833,120	$12,981
Add: goodwill amortization	—	45,202	—	88,757

Net earnings (loss) available to common shareholders—as adjusted	$2,270,576	$84,753	$1,833,120	$101,738

Basic Earnings per share—as adjusted:
Reported basic net earnings (loss) per share	$5.51	$0.11	$4.55	$0.03
Add: goodwill amortization	—	0.12	—	0.24

Adjusted basic net earnings (loss) per share	$5.51	$0.23	$4.55	$0.27

Diluted Earnings per share—as adjusted:
Reported diluted net earnings (loss) per share	$5.51	$0.11	$4.55	$0.03
Add: goodwill amortization	—	0.12	—	0.24

Adjusted diluted net earnings (loss) per share	$5.51	$0.23	$4.55	$0.27

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

1.
I have reviewed this quarterly report on Form 10-Q/A of USA Interactive;

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

1.
I have reviewed this quarterly report on Form 10-Q/A of USA Interactive;

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