Form 10-K/A
period 2001-12-31
USA INTERACTIVE
filed 2002-11-14
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 13, 2002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

        The registrant hereby amends and restates in its entirety Item 6, Selected Financial Data and Item 8, Consolidated Financial Statements and Supplementary Data as described. On May 7, 2002, USA Interactive (formerly USA Networks, Inc.) completed its previously announced transaction with Vivendi Universal, S.A. to create a joint venture called Vivendi Universal Entertainment. In conjunction with the transaction, USA Interactive contributed the USA Entertainment Group to Vivendi Universal Entertainment LLLP. The USA Entertainment Group consisted of USA Cable, including USA Network, SciFi Channel, and Emerging Networks TRIO and Newsworld International and Crime; Studios USA, which produces and distributes television programing; and USA Films, which produces and distributes films. The Company previously filed an Amendment on Form 10-K/A whereby the consolidated financial statements and selected financial data included therein were reclassified to present the results of operations and financial position of USA Entertainment as discontinued operations. The registrant determined that certain selected information related to the discontinued operations for 1997 and 1998 as previously filed did not reflect certain required adjustments, including an adjustment to minority interest expense, resulting in an increase in earnings compared to the previous filing. Furthermore, the consolidated financial statements included in this Amendment have been adjusted for the impact of discontinued operations on the determination of diluted weighted average shares outstanding. The impact of these items on earnings per share resulted in higher diluted earnings per share before cumulative effect of accounting change and diluted net earnings per share for the year ended December 31, 2001 and higher basic and diluted earnings per share from continuing operations, earnings per share before cumulative effect of accounting change and earnings per share for 1998. In addition, the selected financial data includes the new transition disclosure related to the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles."

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

	Year Ended December 31,
	1997(1)	1998(2)(3)	1999(4)	2000(5)	2001(6)
	(Dollars in thousands, except per share data)
Statements of Operations Data:
Net revenues	$1,310,037	$1,639,828	$2,001,108	$2,964,612	$3,468,860
Operating profit (loss)	102,729	59,391	(48,842)	(349,746)	(216,423)
Earnings (loss) from continuing operations(8)	34,397	26,848	(69,212)	(172,398)	(186,799)
Earnings (loss) before cumulative effect of accounting change	13,061	76,874	(27,631)	(147,983)	392,795
Net earnings (loss)	13,061	76,874	(27,631)	(147,983)	383,608
Basic earnings (loss) per common share from continuing operations(7)(8):	0.16	0.09	(0.21)	(0.48)	(0.50)
Diluted earnings (loss) per common share from continuing operations(7)(8):	0.15	0.04	(0.21)	(0.48)	(0.50)
Basic earnings (loss) per common share before cumulative effect of accounting change(7)(8):	0.06	0.27	(.08)	(0.41)	1.05
Diluted earnings (loss) per common share before cumulative effect of accounting change(7)(8):	0.06	0.21	(.08)	(0.41)	1.05
Basic earnings (loss) per common share(7)(8):	0.06	0.27	(.08)	(0.41)	1.03
Diluted earnings (loss) per common share(7)(8):	0.06	0.21	(.08)	(0.41)	1.03
Balance Sheet Data (end of period):
Working Capital	$60,941	$443,408	$381,046	$355,157	$1,380,936
Total Assets	2,464,750	4,161,873	5,151,160	5,646,290	6,539,850
Long-term obligations, net of current maturities	389,679	775,683	573,056	551,766	544,372
Minority Interest	271,772	336,788	742,365	908,831	706,688
Stockholders' equity	1,447,354	2,571,405	2,769,729	3,439,871	3,945,501
Other Data:
Net cash provided by (used in):
Operating activities	$34,581	$(91,660)	$77,760	$87,321	$298,335
Investing activities	(81,450)	(1,179,346)	(468,318)	(408,016)	35,052
Financing activities	108,050	1,297,654	100,204	58,163	56,256
Discontinued operations	12,249	304,173	267,651	86,266	348,174
Effect of exchange rate changes	—	(1,501)	(123)	(2,687)	(3,663)

(1)
The consolidated statement of operations data include the operations of Ticketmaster since the acquisition by USA of a controlling interest in Ticketmaster on July 17, 1997.

(2)
The consolidated statement of operations data include the operations of USA Cable, formerly USA Networks, and Studios USA since their acquisition by USA from Universal on February 12, 1998 and Citysearch since its acquisition by USA on September 28, 1998.

(3)
Net earnings for the year ended December 31, 1998 include a pre-tax gain of $74.9 million related to USA's sale of its Baltimore television station during the first quarter of 1998 and a pre-tax gain of $109.0 million related to the purchase of Citysearch during the fourth quarter of 1998.

(4)
The consolidated statement of operations data include the operations of Hotels.com, formerly Hotel Reservations Network, since its acquisition by USA on May 10, 1999 and the operations of October Films and the domestic film distribution and development businesses of Universal, which was previously operated Polygram Filmed Entertainment, referred to as USA

  Films, since their acquisition by USA on May 28, 1999. Net earnings for the year ended December 31, 1999 includes a pre-tax gain of $89.7 million related to the sale of securities.

(5)
Includes a pre-tax gain of $104.6 million by Styleclick, Inc. related to USA's exchange of its interest in Internet Shopping Network for 75% of Styleclick, Inc., a pre-tax gain of $3.7 million related to the Hotels.com initial public offering, and a pre-tax charge of $145.6 million related to impairment of Styleclick goodwill.

(6)
Includes a gain of $517.8 million, net of tax, related to the sale of capital stock of certain USA Broadcasting subsidiaries and an after-tax expense of $9.2 million related to the cumulative effect of adoption as of January 1, 2001 of SOP 00-2, Accounting By Producers or Distribution of Films.

(7)
Earnings (loss) per common share data and shares outstanding retroactively reflect the impact of two-for one-stock splits of USA's Common Stock and USA Class B common stock paid on February 24, 2000 and March 26, 1998. All share numbers give effect to such stock splits.

(8)
The following table adjusts USA's reported net earnings (loss) and basic and diluted net earnings (loss) per share to exclude amortization expense related to goodwill and other intangible assets with indefinite lives as if Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles" was effective January 1, 1999:

	Year ended December 31,
	1999	2000	2001
	(In thousands, except per share data)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS AVAILABLE TO COMMON SHAREHOLDERS
Reported earnings (loss) from continuing operations	$(69,212)	$(172,398)	$(186,799)
Add: goodwill amortization from continuing operations	71,859	166,705	134,077

Net earnings (loss) from continuing operations—as adjusted	$2,647	$(5,693)	$(52,722)

Basic Earnings per share from continuing operations—as adjusted:
Reported basic net earnings (loss) per share	$(0.21)	$(0.48)	$(0.50)
Add: goodwill amortization	$0.22	$0.46	$0.36

Adjusted basic net earnings (loss) per share	$0.01	$(0.02)	$(0.14)

Diluted Earnings per share from continuing operations—as adjusted:
Reported diluted net earnings (loss) per share	$(0.21)	$(0.48)	$(0.50)
Add: goodwill amortization	0.22	0.46	0.36

Adjusted diluted net earnings (loss) per share	$0.01	$(0.02)	$(0.14)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
Income (loss) available to common shareholders	$(27,631)	$(147,983)	$383,608
Add: goodwill amortization	104,704	206,151	176,413

Net earnings (loss) available to common shareholders—as adjusted	$77,073	$58,168	$560,021

Basic Earnings (loss) per share—as adjusted:
Reported basic net earnings (loss) per share	$(0.08)	$(0.41)	$1.03
Add: goodwill amortization	0.32	0.57	0.47

Adjusted basic net earnings per share	$0.24	$0.16	$1.50

Diluted earnings (loss) per share:
Reported diluted net earnings per share	$(0.08)	$(0.41)	$1.03
Add: goodwill amortization	0.29	0.57	0.47

Adjusted diluted net earnings per share	$0.21	$0.16	$1.50

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

                      /s/ ERNST & YOUNG LLP

New York, New York
January 29, 2002, except for
Note 21 as to which the
date is July 23, 2002

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
	(In Thousands, Except Per Share Data)
Product sales	$1,938,979	$1,799,932	$1,370,790
Service revenue	1,529,881	1,164,680	630,318

Net revenue	3,468,860	2,964,612	2,001,108
Operating costs and expenses:
Cost of sales—product sales	1,287,630	1,178,369	900,896
Cost of sales—service revenue	1,043,808	821,636	417,242
Selling and marketing	441,544	350,178	265,181
General and administrative	320,844	268,233	184,429
Other operating costs	81,159	69,473	43,256
Amortization of cable distribution fees	43,975	36,322	26,680
Amortization of non-cash distribution and marketing expense	26,384	11,665	—
Amortization of non-cash compensation expense	7,800	12,740	6,423
Depreciation and amortization	432,139	565,742	205,843

Total operating costs and expenses	3,685,283	3,314,358	2,049,950

Operating loss	(216,423)	(349,746)	(48,842)
Other income (expense):
Interest income	26,994	38,753	26,897
Interest expense	(46,179)	(46,119)	(56,592)
Gain on sale of subsidiary stock	—	108,343	—
Loss in unconsolidated subsidiaries and other	(51,849)	(59,326)	(4,269)

	(71,034)	41,651	(33,964)

Loss from continuing operations before income taxes and minority interest	(287,457)	(308,095)	(82,806)
Income tax expense	(2,450)	(43,850)	(28,558)
Minority interest	103,108	179,547	42,152

Loss from Continuing Operations	(186,799)	(172,398)	(69,212)
Discontinued operations, net of tax	61,747	24,415	41,581
Gain on disposal of Broadcasting stations, net of tax	517,847	—	—

Earnings (loss) before cumulative effect of accounting change, net of tax	392,795	(147,983)	(27,631)
Cumulative effect of accounting change from discontinued operations, net of tax	(9,187)	—	—

Net Earnings (Loss)	$383,608	$(147,983)	$(27,631)

Loss per share from continuing operations:
Basic loss per common share	$(.50)	$(.48)	$(.21)
Diluted loss per common share	$(.50)	$(.48)	$(.21)
Earnings (Loss) per share, before cumulative effect of accounting change:
Basic earnings (loss) per common share	$1.05	$(.41)	$(.08)
Diluted earnings (loss) per common share	$1.05	$(.41)	$(.08)
Net Earnings (Loss) per Share:
Basic earnings (loss) per common share	$1.03	$(.41)	$(.08)
Diluted earnings (loss) per common share	$1.03	$(.41)	$(.08)

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	Years Ended December 31,
	2001	2000	1999
	(In Thousands, Except Per Share Data)
Pro forma net income (loss)	$303,277	$(209,183)	$(68,858)
Pro forma basic earnings (loss)	$0.81	$(0.58)	$(.21)
Pro forma diluted earnings (loss)	$0.81	$(0.58)	$(.21)

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

        In connection with the settlement of its interest in an international joint venture, the Company received $24.0 million from Universal during 2001.

NOTE 15—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
	(In Thousands, Except Per Share Data)
Year Ended December 31, 2001
Net revenues	$948,506	$837,839	$861,853	$820,662
Operating loss	(35,276)	(79,930)	(47,689)	(53,528)
Loss from continuing operations(a)	(46,440)	(62,876)	(33,860)	(43,623)
Earnings (loss) before cumulative effect of accounting change(a)(b)	(56,948)	427,575	39,551	(17,383)
Net earnings (loss)(a)(b)(c)(g)(i)	(56,948)	427,575	39,551	(26,570)
Loss per Share—Continuing Operations
Basic and diluted loss per common share(d)	(.12)	(.17)	(.09)	(.12)
Earnings (loss) per Share—Before Cumulative Effect of Accounting Change
Basic earnings (loss) per common share(d)	(.15)	1.14	.11	(.05)
Diluted net earnings (loss) per common share(d)	(.15)	1.14	.11	(.05)
Net earnings (loss) per Share
Basic net earnings (loss) per common share(d)	(.15)	1.14	.11	(.07)
Diluted net earnings (loss) per common share(d)	(.15)	1.14	.11	(.07)
Year Ended December 31, 2000
Net revenues	$863,076	$750,611	$719,226	$631,699
Operating loss	(218,965)	(57,452)	(46,721)	(26,609)
Loss from continuing operations(e)(f)	(83,513)	(26,001)	(35,200)	(27,684)
Net loss(e)(f)(g)(i)	(80,285)	(21,063)	(27,738)	(18,897)
Loss per Share—Continuing Operations
Basic and diluted loss per common share(d)(h)	(.23)	(.07)	(.10)	(.08)
Net loss per Share
Basic and diluted net loss per common share(d)(h)	(.22)	(.06)	(.08)	(.06)

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

        Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as operating profit plus (1) depreciation and amortization, (2) amortization of cable distribution fees of $44.0 million, $36.3 million and $26.7 million in fiscal years 2001, 2000 and 1999, respectively (3) amortization of non-cash distribution and marketing expense and (4) non-recurring charges, including disengagement expenses (described below) of $4.1 million in 2001 and restructuring charges not impacting EBITDA. Adjusted EBITDA is presented here as a tool and as a valuation methodology used by management in evaluating the business. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

NOTE 16—INDUSTRY SEGMENTS (Continued)

        The following is a reconciliation of Operating Income to Adjusted EBITDA for 2001, 2000 and 1999.

	Twelve Months Ended December 31,
	2001	2000	1999
Operating loss	$(216,423)	$(349,746)	$(48,842)
Depreciation and amortization	425,891	565,742	205,843
Amortization of cable distribution fees	43,975	36,322	26,680
Amortization of non-cash distribution and marketing	26,384	11,665	—
Amortization of non cash compensation expense	7,800	12,740	6,423
Disengagement expenses	4,052	—	—
Restructuring charges not impacting EBITDA	6,248	—	—

Adjusted EBITDA	$297,927	$276,723	$190,104

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Revenues
HSN-U.S.(a)	$1,658,904	$1,533,271	$1,332,911
Ticketing	579,679	518,565	442,742
Hotels.com	536,497	327,977	124,113
Precision Response	298,678	212,471	—
Match.com	49,249	29,122	9,000
Citysearch and related	46,108	50,889	27,329
Electronic Commerce Solutions/Styleclick	34,229	46,603	49,202
HSN-International and other(b)	272,569	245,714	8,917
Other	—	—	6,894
Intersegment Elimination	(7,053)	—	—

Total	$3,468,860	$2,964,612	$2,001,108

Operating Profit (Loss)
HSN-U.S.(a),(c)	$103,866	$130,442	$137,670
Ticketing	25,351	25,453	32,503
Hotels.com	15,811	9,166	5,654
Precision Response	(40,857)	(7,282)	—
Match.com	(3,004)	(12,484)	(7,451)
Citysearch and related	(171,351)	(207,004)	(119,521)
Electronic Commerce Solutions/Styleclick	(73,145)	(240,085)	(51,701)
HSN International and other(b)	(34,907)	4,641	(4,517)
Corporate & other	(46,494)	(52,593)	(41,479)
Intersegment Elimination	8,307	—	—

Total	$(216,423)	$(349,746)	$(48,842)

Adjusted EBITDA
HSN-U.S.(a)	$230,280	$236,752	$214,893
Ticketing	106,248	99,375	93,432
Hotels.com	81,449	52,641	18,891
Precision Response	26,044	35,165	—
Match.com	16,512	6,241	(400)
Citysearch and related	(44,417)	(66,356)	(60,444)
Electronic Commerce Solutions/Styleclick	(58,364)	(60,227)	(41,652)
HSN International and other(b)	(25,306)	10,740	(4,505)
Corporate & other	(34,519)	(37,608)	(30,111)

Total	$297,927	$276,723	$190,104

Assets
HSN-U.S.	1,704,335	1,729,266	1,601,470
Ticketing	1,109,661	1,089,965	1,004,277
Hotels.com	643,835	555,613	202,666
Precision Response	850,485	795,531	—
Match.com	83,032	73,293	77,316
Citysearch and related	209,212	364,631	573,632
Electronic Commerce Solutions/Styleclick	33,111	61,025	28,623
HSN International and other	212,549	133,654	37,840
Corporate & other	1,693,630	843,312	1,625,336

Total	$6,539,850	$5,646,290	$5,151,160

Depreciation and amortization of intangibles and cable distribution fees(d)
HSN-U.S.	$122,115	$106,059	$83,796
Ticketing	80,897	73,922	60,846
Hotels.com	48,662	39,215	13,237
Precision Response	66,901	42,447	—
Match.com	19,516	18,725	7,051
Citysearch and related	106,700	130,207	59,077
Electronic Commerce Solutions/Styleclick	14,589	179,854	3,251
HSN-International and other	9,601	6,099	12
Corporate & other	7,133	5,536	5,253

Total	$476,114	$602,064	$232,523

Capital expenditures
HSN-U.S.	$42,615	$34,122	$33,412
Ticketing	24,465	23,282	23,789
Hotels.com	16,022	2,859	1,092
Precision Response	25,775	43,505	—
Match.com	3,268	2,485	—
Citysearch and related	5,017	9,262	11,328
Electronic Commerce Solutions/Styleclick	2,292	5,047	13,657
HSN-International and other	6,031	18,105	13,746
Corporate & other	5,051	21,756	4,673

Total	$130,536	$160,423	$101,697

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

(d)
Includes $5.8 million of restructuring expense related to fixed asset write-offs.

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

        The USA Entertainment Group is presented as a discontinued operation for all periods presented. The revenues for the USA Entertainment Group were $1.8 billion, $1.6 billion and $1.4 billion in the years ended 2001, 2000 and 1999, respectively. The net income, net of the effect of minority interest, for the USA Entertainment Group was $61.8 million (net of tax expense of $106.4 million), $83.8 million (net of tax expense of $69.0 million) and $85.7 million (net of tax expense of $74.5 million) in the years ended 2001, 2000 and 1999, respectively.

NOTE 22—EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted earnings per share. All share numbers have been adjusted to retroactively reflect the impact of the two-for-one stock split of USA's common stock and Class B common stock paid on February 24, 2000. All share numbers give effect to such stock split.

	Years Ended December 31,
	2001	2000	1999
	(In Thousands, Except Per Share Data)
Continuing Operations:
Numerator:
Earnings (loss)	$(186,799)	$(172,398)	$(69,212)
Denominator:
Denominator for basic and diluted earnings per share- weighted average shares(a)	374,101	359,688	327,816
Basic earnings (loss) per share	$(.50)	$(.48)	$(.21)
Diluted earnings (loss) per share	$(.50)	$(.48)	$(.21)
	Years Ended December 31,
	2001	2000	1999
	(In Thousands, Except Per Share Data)
Earnings (loss) before cumulative effect of accounting change, net of tax:
Numerator:
Net earnings (loss)	$392,795	$(147,983)	$(27,631)

Denominator:
Denominator for basic and diluted earnings per share-weighted average shares(a)	374,101	359,688	327,816
Basic earnings (loss) per share	$1.05	$(.41)	$(.08)
Diluted earnings (loss) per share	$1.05	$(.41)	$(.08)
Net Earnings (loss):
Numerator:
Net earnings (loss)	$383,608	$(147,983)	$(27,631)

Denominator:
Denominator for basic and diluted earnings per share — weighted average shares(a)	374,101	359,688	327,816
Basic earnings (loss) per share	$1.03	$(.41)	$(.08)
Diluted earnings (loss) per share	$1.03	$(.41)	$(.08)

(a)
Because the Company had a loss from continuing operations, all potentially dilutive securities are not included in the denominator for computing dilutive earnings per share, since their impact on earnings per share from continuing operations would be anti-dilutive. In accordance with FASB No. 128, the same shares are used to compute all earnings per share amounts.

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

        As of and for the Year Ended December 31, 2001

	USA	Holdco	USANi LLC	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	USA Consolidated
Current assets	$585,212	$—	$749,559	$303,977	$677,452	$31,116	$2,347,316
Property and equipment net	—	—	24,755	165,686	208,546	—	398,987
Goodwill and other intangible assets, net	71,598	—	2,260	1,057,098	2,163,526	—	3,294,482
Investment in subsidiaries	4,057,110	1,319,505	6,102,427	—	—	(11,479,042)	—
Other assets	92,111	—	2,262	(88,296)	942,386	(487,741)	460,722
Net current assets of discontinued operations	—	—	—	108,609	(65,271)	(4,995)	38,343

Total assets	$4,806,031	$1,319,505	$6,881,263	$1,547,074	$3,926,639	$(11,940,662)	$6,539,850

Current liabilities	$238,934	$—	$(15,540)	$296,135	$438,519	$46,675	$1,004,723
Long-term debt, less current portion	—	—	498,515	311	45,546	—	544,372
Other liabilities	621,596	—	—	1,240,405	471,788	(2,097,255)	236,534
Minority interest	—	—	(141,389)	(108,769)	442,450	514,396	706,688
Interdivisional equity	—	—	—	4,037,890	2,800,451	(6,838,341)	—
Stockholder's equity	3,945,501	1,319,505	6,539,677	(65,504)	—	(7,793,678)	3,945,501
Net non current liabilities of discontinued operations	—	—	—	(3,853,394)	(272,115)	4,227,541	102,032

Total liabilities and shareholders' equity	$4,806,031	$1,319,505	$6,881,263	$1,547,074	$3,926,639	$(11,940,662)	$6,539,850

Revenue	$—	$—	$—	$1,646,599	$1,829,915	$(7,654)	$3,468,860
Operating expenses	(10,725)	—	(34,154)	(1,583,297)	(2,073,069)	15,962	(3,685,283)
Interest expense, net	(21,757)	—	4,650	(839)	(1,239)	—	(19,185)
Other income (expense), net	(154,317)	64,557	367,373	(4,025)	(38,284)	(287,153)	(51,849)
Provision for income taxes	—	—	—	10,412	(12,862)	—	(2,450)
Minority interest	—	—	—	41,043	62,065	—	103,108

Net (loss) income from continuing operations	$(186,799)	$64,557	$337,869	$109,893	$(233,474)	$(278,845)	$(186,799)
Net (loss) income from discontinued operations	61,747	—	—	85,070	(23,323)	(61,747)	61,747
Gain on disposal of Broadcasting Stations	517,847	—	—	—	—	—	517,847
Net income (loss) from cumulative effect of accounting change	(9,187)	1,901	6,470	2,438	(11,625)	816	(9,187)

Net income (loss)	$383,608	$66,458	$344,339	$197,401	$(268,422)	$(339,776)	$383,608

Cash flows from operations	$(36,116)	$—	$(25,770)	$213,466	$146,755	$—	$298,335
Cash flows used in investing activities	31,993	—	(7,774)	(81,279)	92,112	—	35,052
Cash flows from financing activities	4,123	—	359,725	(78,937)	(228,655)	—	56,256
Net Cash used by discontinued operations	—	—	—	335,362	12,812	—	348,174
Effect of exchange rate	—	—	(417)	269	(3,515)	—	(3,663)
Cash at the beginning of the period	—	—	51,911	(2,427)	194,739	—	244,223

Cash at the end of the period	$—	$—	$377,675	$386,454	$214,248	$—	$978,377

        As of and for the Year Ended December 31, 2000

	USA	Holdco	USANi LLC	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	USA Consolidated
Current assets	$356,726	$—	$14,159	$321,848	$571,341	$(316,057)	$948,017
Property and equipment net	—	—	24,203	172,833	211,914	—	408,950
Goodwill and other intangible assets, net	73,693	—	—	1,082,220	2,213,935	—	3,369,848
Investment in subsidiaries	3,362,672	1,284,166	6,032,521	—	—	(10,679,359)	—
Other assets	167,447	—	627,433	290,605	79,926	(766,109)	399,302
Net current assets of discontinued operations	—	—	—	67,326	(11,401)	30,592	86,517
Net non current assets on discontinued operations	—	—	—	5,604,397	112,684	(5,283,425)	433,656

Total assets	$3,960,538	$1,284,166	$6,698,316	$7,539,229	$3,178,399	$(17,014,358)	$5,646,290

Current liabilities	$12,406	$—	$—	$497,324	$376,718	$(207,071)	$679,377
Long-term debt, less current portion	—	—	498,212	3,910	49,644	—	551,766
Other liabilities	508,261	—	—	671,942	317,904	(1,431,662)	66,445
Minority interest	—	—	60,373	174,081	439,699	234,678	908,831
Interdivisional equity	—	—	—	6,157,635	2,134,252	(8,291,887)	—
Stockholders' equity	3,439,871	1,284,166	6,139,731	34,337	(139,818)	(7,318,416)	3,439,871

Total liabilities and shareholders' equity	$3,960,538	$1,284,166	$6,698,316	$7,539,229	$3,178,399	$(17,014,358)	$5,646,290

Revenue	$—	$—	$—	$1,645,046	$1,320,636	$(1,070)	$2,964,612
Operating expenses	(15,184)	—	(37,369)	(1,570,808)	(1,692,067)	1,070	(3,314,358)
Interest expense, net	(26,195)	—	22,208	860	(4,241)	2	(7,366)
Other income (expense), net	(132,361)	65,026	372,389	(87,802)	(20,875)	(147,360)	49,017
Provision for income taxes	1,342	—	(27,351)	39,823	(57,664)	—	(43,850)
Minority interest	—	—	—	171,901	153,615	(145,969)	179,547

Net (loss) income from continuing operations	$(172,398)	$65,026	$329,877	$199,020	$(300,596)	$(293,327)	$(172,398)

Net (loss) income from discontinued operations	$24,415	—	—	$38,005	$(13,590)	$(24,415)	$24,415

Cash flows from operations	$(34,654)	$—	$(9,403)	$72,631	$58,747	$—	$87,321
Cash flows used in investing activities	18,711	$—	(63,754)	(91,640)	(271,333)	—	(408,016)
Cash flows from financing activities	15,943	—	(215,328)	32,249	225,299	—	58,163
Net Cash used by discontinued operations	—	—	—	131,788	(45,522)	—	86,266
Effect of exchange rate	—	—	—	3,352	(6,039)	—	(2,687)
Cash at the beginning of the period	—	—	265,652	(22,159)	179,683	—	423,176

Cash at the end of the period	$—	$—	$(22,833)	$126,221	$140,835	$—	$244,223

        As of and for the Year Ended December 31, 1999

	USA	Holdco	USANi LLC	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	USA Consolidated
Revenue	$—	$—	$—	$1,290,550	$710,558	$—	$2,001,108
Operating expenses	(10,074)	—	(27,171)	(1,213,177)	(799,528)	—	(2,049,950)
Interest expense, net	(10,713)	—	(11,837)	4,934	(12,079)	—	(29,695)
Other income (expense), net	(56,290)	85,199	433,996	39,559	20,943	(527,676)	(4,269)
Provision for income taxes	7,865	—	—	(7,390)	(29,033)	—	(28,558)
Minority interest	—	—	—	91	56,650	(14,589)	42,152

Net (loss) income from continuing operations	$(69,212)	$85,199	$394,988	$114,567	$(52,489)	$(542,265)	$(69,212)

Net (loss) income from discontinued operations	$41,581	$—	$—	$265,262	$15,851	$(281,113)	$41,581

Cash flows from operations	$(33,127)	$—	$(31,200)	$95,419	$46,668	$—	$77,760
Cash flows used in investing activities	(401,082)	$—	(53,645)	(57,319)	43,728	—	(468,318)
Cash flows from financing activities	434,209	$—	(147,082)	(129,182)	(57,741)	—	100,204
Net cash used by discontinued operations	—	—	—	333,911	(66,260)	—	267,651
Effect of exchange rate	—	—	—	—	(123)	—	(123)
Cash at the beginning of the period	—	—	151,160	102,308	192,534	—	446,002

Cash at the end of the period	$—	$—	$(80,767)	$345,137	$158,806	$—	$423,176

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

Item 14.    Controls and Procedures

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

Exhibit Number	Description
23.1††	Consent of Ernst & Young LLP

††
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

USA INTERACTIVE (Registrant)
/s/ WILLIAM J. SEVERANCE Name: William J. Severance Title: Vice President and Controller (Chief Accounting Officer)

November 13, 2002

CERTIFICATIONS

I, Barry Diller, Chairman and Chief Executive Officer of USA Interactive, certify that:

1.
I have reviewed this annual report on Form 10-K/A Amendment No. 2 of USA Interactive;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ BARRY DILLER Barry Diller Chairman and Chief Executive Officer

I, Dara Khosrowshahi, Executive Vice President and Chief Financial Officer of USA Interactive, certify that:

1.
I have reviewed this annual report on Form 10-K/A Amendment No. 2 of USA Interactive;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ DARA KHOSROWSHAHI Dara Khosrowshahi Executive Vice President and Chief Financial Officer

QuickLinks

EXPLANATORY NOTE
  Item 6 . Selected Financial Data
  Item 8. Consolidated Financial Statements and Supplementary Data
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
  Item 14. Controls and Procedures
SIGNATURES
CERTIFICATIONS