Form 10-Q
period 2002-09-30
USA INTERACTIVE
filed 2002-11-15
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 14, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
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

        As of October 15, 2002, the following shares of the Registrant's common stock were outstanding:

Common Stock, including 508,336 shares of restricted stock	384,347,845
Class B Common Stock	64,629,996

Total outstanding Common Stock	448,977,841

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of October 15, 2002 was $7,105,031,523. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousands, except per share data)
Product sales	$449,620	$453,447	$1,358,438	$1,368,299
Service revenue	742,876	384,392	1,923,798	1,152,055

Net revenue	1,192,496	837,839	3,282,236	2,520,354
Operating costs and expenses:
Cost of sales product sales	275,835	301,748	856,830	907,500
Cost of sales service revenue	437,322	268,778	1,157,702	791,163
Selling and marketing	153,099	86,732	410,818	244,026
General and administrative	130,377	109,192	356,119	308,186
Other operating costs	21,832	22,552	60,637	62,435
Amortization of non-cash distribution and marketing expense	10,416	5,218	27,485	19,866
Amortization of non-cash compensation expense	2,998	1,268	10,199	5,431
Amortization of cable distribution fees	12,615	9,986	38,679	29,384
Depreciation	47,679	35,407	128,042	100,498
Amortization of intangibles and goodwill	63,149	73,975	113,875	219,545
Restructuring charges	31,411	2,914	71,625	13,466
Goodwill impairment	—	—	22,247	—

Total operating costs and expenses	1,186,733	917,770	3,254,258	2,701,500

Operating (loss) profit	5,763	(79,931)	27,978	(181,146)
Other income (expense):
Interest income	38,231	7,671	73,384	21,478
Interest expense	(10,273)	(10,888)	(33,755)	(34,486)
Loss in unconsolidated subsidiaries and other	(18,082)	(12,937)	(131,975)	(25,406)

Total other income (expense), net	9,876	(16,154)	(92,346)	(38,414)

Income/(loss) from continuing operations before income taxes and minority interest	15,639	(96,085)	(64,368)	(219,560)
Income tax expense	(31,849)	878	(58,407)	(3,563)
Minority interest expense	(17,155)	32,332	(17,964)	82,765

Loss from continuing operations before cumulative effect of accounting change	(33,365)	(62,875)	(140,739)	(140,358)
Gain on contribution of USA Entertainment to VUE	—	—	2,378,311	—
Gain on disposal of Broadcasting Stations	—	468,018	—	517,847
Discontinued operations, net of tax	—	22,433	28,803	72,255

Earnings (loss) before cumulative effect of accounting change	(33,365)	427,576	2,266,375	449,744
Cumulative effect of accounting change, net of tax and minority interest	—	—	(461,389)	(9,187)

Net income (loss)	$(33,365)	$427,576	$1,804,986	$440,557
Preferred dividend	(3,264)	—	(8,495)	—

Net income (loss) available to common stockholders	$(36,629)	$427,576	$1,796,491	$440,557

Loss per share from continuing operations before cumulative effect of accounting change available to common shareholders:
Basic and diluted loss per common share	$(0.08)	$(0.17)	$(0.36)	$(0.38)
Earnings (loss) per share before cumulative effect of accounting change available to common stockholders:
Basic and diluted earnings per common share	$(0.08)	$1.14	$5.39	$1.21
Net Income (Loss) per Share Available to Common Stockholders:
Basic and diluted earnings per common share	$(0.08)	$1.14	$4.29	$1.18

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30, 2002	December 31, 2001
	(In Thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$675,413	$978,377
Restricted cash equivalents	13,931	9,107
Marketable securities	2,470,615	171,464
Accounts and notes receivable, net of allowance of $23,493 and $16,252, respectively	316,615	276,716
Receivable from sale of USAB	—	589,625
Inventories, net	216,909	197,354
Deferred tax assets	74,850	39,946
Other current assets, net	106,041	84,727
Net current assets of discontinued operations	—	38,343

Total current assets	3,874,374	2,385,659
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment	510,754	349,145
Buildings and leasehold improvements	139,394	125,491
Furniture and other equipment	133,158	91,292
Land	15,605	15,665
Projects in progress	22,324	45,754

	821,235	627,347
Less accumulated depreciation and amortization	(386,971)	(228,360)

Total property, plant and equipment	434,264	398,987
OTHER ASSETS
Goodwill	6,294,921	3,070,129
Intangible assets, net	714,457	230,843
Cable distribution fees, net	173,800	158,880
Long-term investments	1,605,605	64,731
Preferred interest exchangeable for common stock	1,428,530	—
Note receivables and advances, net of current portion ($5,572 and $99,819, respectively, from related parties)	16,797	108,095
Advance to Universal	—	39,265
Deferred charges and other, net	159,400	83,261

Total other assets	10,393,510	3,755,204

TOTAL ASSETS	$14,702,148	$6,539,850

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2002	December 31, 2001
	(In Thousands, except share data)
CURRENT LIABILITIES
Current maturities of long-term obligations	$36,231	$33,519
Accounts payable, trade	383,307	309,609
Accounts payable, client accounts	182,860	102,011
Cable distribution fees payable	65,852	32,795
Deferred revenue	307,832	75,256
Income tax payable	207,766	188,806
Other accrued liabilities	503,715	262,727

Total current liabilities	1,687,563	1,004,723
Long-Term Obligations, net of current maturities	508,237	544,372
Other Long-Term Liabilities	84,405	26,350
Deferred Income Taxes	2,207,243	210,184
Minority Interest	1,009,953	706,688
Net Long-term Liabilities of Discontinued Operations	—	102,032
Common Stock Exchangeable For Preferred Interest	1,428,530	—
STOCKHOLDERS' EQUITY
Preferred stock—$.01 par value; authorized 100,000,000 shares; issued and outstanding 13,118,182 and 0 shares, respectively	131	—
Common stock—$.01 par value; authorized 1,600,000,000 shares; issued 390,945,859 and 321,461,696 shares respectively, and outstanding 384,344,158 and 315,060,017 shares, respectively	3,838	3,147
Class B convertible common stock — $.01 par value; authorized 400,000,000 shares; issued and outstanding 64,629,996 and 63,033,452 shares, respectively	646	630
Additional paid-in capital	5,933,863	3,918,401
Retained earnings	1,977,758	181,267
Accumulated other comprehensive income	11,774	(11,605)
Treasury stock—6,601,701 and 6,401,679 shares, respectively	(146,795)	(141,341)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total stockholders' equity	7,776,217	3,945,501

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,702,148	$6,539,850

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Total	Preferred Stock	Common Stock	Class B Convertible Common Stock	Addit. Paid-in Capital	Retained Earnings	Accum. Other Comp. Income	Treasury Stock	Note Receivable From Key Executive for Common Stock Issuance
	(In Thousands)
Balance as of December 31, 2001	$3,945,501	$—	$3,147	$630	$3,918,401	$181,267	$(11,605)	$(141,341)	$(4,998)
Comprehensive income:
Net income for the nine months ended September 30, 2002	1,804,986	—	—	—	—	1,804,986	—	—	—
Increase in unrealized gains in available for sale securities	3,767	—	—	—	—	—	3,767	—	—
Foreign currency translation	19,612	—	—	—	—	—	19,612	—	—

Comprehensive income	1,828,365

Issuance of securities in connection with the Expedia transaction	1,497,894	131	206	—	1,497,557	—	—	—	—
Issuance of common stock upon exercise of stock options	122,151	—	78	—	122,073	—	—	—	—
Income tax benefit related to stock options exercised	25,428	—	—	—	25,428	—	—	—	—
Issuance of stock in connection with other transactions	59,141	—	22	—	59,119	—	—	—	—
Issuance of stock for LLC Exchange	178,650	—	71	—	178,579	—	—	—	—
Issuance of stock for Holdco Exchange	750,695	—	316	16	750,363	—	—	—	—
Securities issued in VUE transaction	810,873	—	—	—	810,873	—	—	—	—
Common stock exchangeable for preferred interest	(1,428,530)	—	—	—	(1,428,530)	—	—	—	—
Dividend on preferred stock	(8,495)	—	—	—	—	(8,495)	—	—	—
Purchase of treasury stock	(5,456)	—	(2)	—	—	—	—	(5,454)	—

Balance as of September 30, 2002	$7,776,217	$131	$3,838	$646	$5,933,863	$1,977,758	$11,774	$(146,795)	$(4,998)

        Accumulated other comprehensive income is comprised of unrealized (losses) gains on available for sale securities of $3,806 and $39 as of September 30, 2002 and December 31, 2001, respectively, and foreign currency translation adjustments of $7,968 and $(11,644) as of September 30, 2002 and December 31, 2001, respectively.

        Comprehensive loss for the three months ended September 30, 2002 was $(31,622).

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(In Thousands)
Cash flows from operating activities:
Loss from continuing operations before cumulative effect of accounting change	$(140,739)	$(140,358)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of non-cash distribution and marketing	27,485	19,866
Amortization of non-cash compensation expense	10,199	5,431
Amortization of cable distribution fees	38,679	29,384
Amortization of deferred financing costs	2,208	1,149
Depreciation and amortization	241,917	320,043
Goodwill impairment	22,247	—
Deferred income taxes	6,974	4,945
Equity in losses of unconsolidated affiliates	132,807	22,021
Non-cash interest income	(13,538)	(3,396)
Minority interest expense	17,964	(82,765)
Non-cash restructuring charge	36,908	6,248
Changes in current assets and liabilities:
Accounts receivable	46,861	9,804
Inventories	(12,141)	4,490
Accounts payable	53,393	3,357
Accrued liabilities and deferred revenue	(8,122)	11,223
Increase in cable distribution fees	(34,874)	(18,511)
Other, net	25,986	6,698

Net Cash Provided By Operating Activities	454,214	199,629
Cash flows from investing activities:
Acquisitions and deal costs, net of cash acquired	(551,570)	(191,474)
Capital expenditures	(110,897)	(89,575)
Recoupment of advance to Universal	39,422	58,698
(Increase) decrease in long-term investments and notes receivable	23,953	(76,707)
Purchase of marketable securities, net of redemptions	(2,340,791)	(21,373)
Proceeds from VUE transaction	1,618,710	—
Proceeds from sale of broadcast stations	589,625	510,374
Other, net	(18,628)	(21,626)

Net Cash Provided By Investing Activities	(750,176)	168,317
Cash flows from financing activities:
Borrowings	22,972	21,974
Principal payments on long-term obligations	(63,074)	(11,941)
Purchase of treasury stock	(5,456)	(1,401)
Payment of mandatory tax distribution to LLC partners	(154,083)	(17,369)
Proceeds from sale of subsidiary stock	57,179	10,447
Proceeds from issuance of common stock and LLC shares	129,341	73,052
Dividend	(6,922)	—
Other, net	(157)	(10,437)

Net Cash (Used In) Provided By Financing Activities	(20,200)	64,325
Net Cash Provided By Discontinued Operations	5,351	226,691
Effect of exchange rate changes on cash and cash equivalents	7,847	(3,426)

Net Increase In Cash and Cash Equivalents	(302,964)	655,536
Cash and cash equivalents at beginning of period	978,377	244,223

Cash And Cash Equivalents at End of Period	$675,413	$899,759

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

        USA Interactive ("USA" or the "Company") (Nasdaq: USAI) consists of Home Shopping Network (including HSN International and HSN.com); Ticketmaster (Nasdaq: TMCS), which operates Ticketmaster, Ticketmaster.com, Citysearch and Match.com; Hotels.com (formerly Hotel Reservations Network) (Nasdaq: ROOM); Expedia, Inc. (Nasdaq: EXPE); Interval International, Inc. ("Interval"); TV Travel Shop, which is based in the UK selling packaged vacations primarily over the television ("TVTS"); Precision Response Corporation ("PRC"); and Electronic Commerce Solutions and Styleclick (OTCBB: IBUYA). Through May 7, 2002, USA also included the USA Entertainment Group, which consists of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO and Newsworld International; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. USA Entertainment was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") called Vivendi Universal Entertainment LLLP ("VUE") (the "VUE Transaction") on May 7, 2002 and the results of operations and statement of position of the USA Entertainment Group are presented as discontinued operations for all periods presented. See Note 8 for further discussion of the VUE Transaction.

        On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia, Inc. ("Expedia") through a merger of one of its subsidiaries with and into Expedia. See Note 3 below for further discussion.

        In connection with the VUE Transaction, shares of USANi LLC held by Liberty Media Corporation ("Liberty") were exchanged for 7.1 million USA shares, with the remaining approximately 320.9 million USANi LLC shares held by Vivendi (including USANi shares obtained from Liberty) cancelled.

        On June 27, 2002, the Company and Liberty completed the exchange of Liberty's Home Shopping Network ("Holdco") shares, with the Company issuing an aggregate of 31.6 million shares of Common Stock and 1.6 million shares of Class B Common Stock. Therefore, at this time USA owns 100% of USANi LLC and Holdco. Previously, USA maintained control and management of Holdco and USANi LLC, and managed the businesses held by USANi LLC, in substantially the same manner, as they would be if USA held them directly through wholly owned subsidiaries.

        On September 24, 2002, the Company completed its acquisition of Interval for approximately $533 million in cash, subject to a working capital adjustment. Miami-based Interval, a leading membership-services company providing timeshare exchange and other value-added programs to its timeshare-owner consumer members and resort developers.

HSE-Germany and HOT Networks

        As previously disclosed, HSN entered into various transactions with its European partners, Georg Kofler and Thomas Kirch, to increase HSN's ownership in its European operations. The transactions were largely completed during the third quarter, and the total purchase price was approximately $100 million. As a result of the transactions, HSN increased its ownership interest to 100% of HOT Networks and approximately 90% of HSE-Germany, with Quelle owning the remainder. HOT Networks' principal assets are its direct and indirect interests in EUVÍA Media AG & Co. KG ("EUVÍA"), a German limited partnership, and HSE-Italy. As discussed below, the Company recorded a write-down of $31.4 million in the third quarter of 2002 related to HSE-Italy. HOT Networks holds a

48.6% limited partnership interest in EUVÍA, which in turn, through certain subsidiaries, operates two businesses, "Neun Live," a game show oriented TV channel, and "Travel TV," a travel oriented shopping TV channel under the brand name "Sonnenklar." In connection with the partnership formed to operate these businesses, HOT Networks has undertaken to fund 100% of the cash requirements and operating losses up to Euro 179 million, with the funding obligations terminating if EUVÍA remains profitable for two consecutive fiscal years. Through September 30, 2002, HOT Networks has funded EUVÍA with approximately Euro 59 million. HOT Networks expects an additional Euro 10 million of funding may be required prior to EUVÍA achieving profitability for two consecutive fiscal years. In the event EUVÍA's current business plan is revised to require additional funding to achieve profitability for two consecutive years, HOT Networks may have additional contractual rights exercisable on or after June 30, 2003 that reduce its ongoing funding obligations below Euro 179 million assuming it has met certain funding thresholds as of June 30, 2003. Although it is not expected that these additional contractual rights will prove relevant in light of EUVÍA's current business plan, HOT Networks continues to actively monitor EUVÍA's funding requirements.

        USA has classified $115.7 million of redeemable equity interests issued by EUVIA as minority interest. The redeemable equity interests are due in 2006, but EUVÍA has the right to extend maturity to 2016 based on meeting certain financial covenants. The amount is only due to the holder under German law to the extent sufficient funds in excess of fixed share capital at EUVÍA are available.

        HOT Networks has a voting arrangement in place with Christiane zu Salm, who holds a 3% stake in EUVÍA that obligates her to vote with HSN. This voting arrangement, plus HSN's 48.6% ownership, serves as the basis for HSN's consolidation of EUVÍA in its financial statements. It is also expected that HOT Networks will convey to Georg Kofler a 3% interest in EUVÍA, in which case HSN's effective stake in EUVÍA would be reduced to 45.6%. In such event, HSN and Kofler have agreed to long-term voting arrangements (similar to the zu Salm arrangements) that would continue to support consolidation of EUVÍA absent new circumstances. ProSiebenSat owns the remaining 48.4% stake in EUVÍA.

        During the third quarter of 2002, the Company decided to discontinue its active majority interest in HSE-Italy and wrote down its investment in Italy, resulting in a non-recurring charge of $31.4 million. On November 13, 2002, the Company entered into an agreement with Convergenza, its current partner, to sell Convergenza a substantial stake in the Italian home shopping business, leaving the Company with a passive minority interest of 35% without any funding obligations or ability to significantly influence the operations of the business. This 35% interest may be further decreased if and when additional partners or investors are brought into the business.

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

        Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, estimates of film revenue ultimates (included in discontinued operations), program rights and film cost amortization (included in discontinued operations), and various other operating allowances and accruals.

New Accounting Pronouncements

Accounting for Goodwill and Other Intangible Assets

        Effective January 1, 2002, USA adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. Goodwill amortization recorded in continuing operations in the three and nine months ended September 30, 2001 was $54.6 million and $161.1 million, respectively. Goodwill amortization recorded in discontinued operations in the three and nine months ended September 30, 2001 was $29.9 million and $98.0 million, respectively. As previously discussed in USA's Form 10-Q for the quarter ended March 31, 2002, USA recorded a write-off before tax and minority interest of $499 million related to the Citysearch and PRC businesses as a cumulative effect of accounting change. Although Citysearch and PRC are expected to generate positive cash flows in the future, due to cash flow discounting techniques to estimate fair value as required by the new rules, the future estimated discounted cash flows did not support current carrying values at the time of the evaluation on January 1, 2002. The Citysearch write-off was $115 million, and the PRC write-off was $384 million.

        Adoption of the new standard resulted in a one-time, non-cash after-tax, after minority interest expense of $461.4 million. The expense is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations as of January 1, 2002. See Note 6 for additional information regarding goodwill.

        In addition, in the second quarter of 2002, USA recorded a further write-down of $22.2 million related to PRC. The write-down resulted from contingent purchase price recorded in the second quarter.

Impairment or Disposal of Long-Lived Assets

        The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", during the three months ended March 31, 2002. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of for sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

        During the third quarter of 2002, the Company decided to discontinue its active majority interest in HSE-Italy and wrote down its investment in Italy, resulting in a non-recurring charge of $31.4 million.

Accounting by Producers or Distributors of Films (Discontinued Operations)

        The Company adopted Statements of Position No. 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2") during the three months ended March 31, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies.

        SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash after-tax expense of $9.2 million related to the entertainment assets that were contributed to VUE. The expense is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt"

        In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item. The rescission of SFAS No. 4 stipulates that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting

Principles Board Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

        During the second quarter of 2002, the Company adopted SFAS No. 145. On May 31, 2002, the Company fully redeemed the unsecured $37,782,000 aggregate principal amount of 7% Convertible Subordinated Debentures due July 1, 2003 (the "Savoy Debentures"). In connection with this redemption, the Company recorded a loss of $2.0 million, which was recorded as interest expense.

Reclassifications

        Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2002 presentation. The statements of operations, balance sheets and statements of cash flows of USA Entertainment have been classified as discontinued operations for all periods presented. See Note 9 for further discussion of discontinued operations.

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

Revenue Presentation for Merchant Hotel Business

        As reported in the Company's press release dated July 24, 2002, the Company has chosen to discuss the revenue presentation of Hotels.com and Expedia with the SEC, as Hotels.com accounts for merchant hotel revenue on a gross basis and Expedia on a net basis. The presentations are consistent with the respective management team's interpretation of the accounting rules, based on their respective facts and circumstances, and each company's conclusions were reached in close consultation with their external auditors. USA is always striving to report its results in the most transparent and meaningful manner. The Company is discussing the issue with the SEC with the goal of reaching a conclusion during the fourth quarter. The Company believes the accounting models used by Expedia and Hotels.com continue to be appropriate based on their facts and circumstances. However, any change to the presentation of Expedia or Hotels.com will be limited to the presentation of revenue, cost of sales and operating margins, and will have no impact on the timing of revenue recognition (both defer revenue until the conclusion of the customer stay), gross profit, operating income, net income, earnings per share or cash flows.

Stock-Based Compensation

        The Company announced its intention to account for stock-based compensation issued to employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). The Company will adopt FAS 123 as of January 1, 2003, in accordance with the requirements for the timing of adoption in the standard. If the Company had adopted FAS 123 as of January 1, 1994, the date the standard went into effect, net income would have been reduced by $80.3 million for the year ended December 31, 2001. However, going forward, the Company intends to issue restricted stock that will vest in future periods instead of stock options. For restricted stock issued, the accounting charge will be measured at the grant date and amortized ratably as non-cash compensation over the vesting term. At this time it is not possible to predict the effect of this contemplated plan on net income.

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

        The Expedia transaction has been accounted for under the purchase method of accounting by USA. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. USA obtained an independent valuation of the assets and liabilities acquired, including the identification of intangible assets other than goodwill, which identified $545.0 million of intangible assets other than goodwill. The unallocated excess of acquisition costs over net assets acquired of $907.6 million was allocated to goodwill. Intangible assets without indefinite lives will be amortized over a period of 3 to 5 years, and include technology, distribution agreements, customer lists and supplier relationships. Assets and liabilities of

Expedia as of the acquisition date, including the preliminary application of purchase accounting by USA, consist of the following:

(In Thousands)
Current assets	$320,224
Non-current assets	34,528
Goodwill and indefinite lived intangible assets	1,222,570
Intangible assets	230,000
Current liabilities	205,163
Non-current liabilities	87,072

        The following unaudited pro forma condensed consolidated financial information for the three and nine months ended September 30, 2002 and 2001, is presented to show the results of the Company, as if the Expedia transaction and the merger of Ticketmaster and Ticketmaster Online Citysearch, which was completed on January 31, 2001 and which did not impact revenues or operating profit, but rather minority interest and income taxes, plus the 7.1 million shares exchanged for LLC interests in the VUE Transaction, plus the 33.2 million shares issued to Liberty for its interest in Holdco, had occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to intangible assets, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates. Note that the amounts exclude USA Broadcasting ("USAB") and USA Entertainment, which are presented as discontinued operations (see Note 9).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousands, except per share data)
Net revenue	$1,192,496	$917,317	$3,317,723	$2,735,528
Loss from continuing operations before cumulative effect of accounting change and preferred dividend	(33,365)	(69,686)	(140,664)	(165,942)
Basic and diluted loss from continuing operations before cumulative effect of accounting change and preferred dividend per common share	(0.07)	(0.16)	(0.32)	(0.38)

NOTE 4—STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Non-Cash Transactions for the Nine Months Ended September 30, 2002:

        In May 2002, USA acquired TVTS for a combination of cash and common stock. USA issued 1.6 million shares valued at approximately $48.1 million.

        In April 2002, Ticketmaster acquired Soulmates Technology Pty. Ltd ("Soulmates"), a global online personals company. Ticketmaster issued 0.8 million shares valued at approximately $23.6 million.

        For the nine months ended September 30, 2002, paid in kind interest accrued on the VUE Series A Preferred amounted to $14.0 million.

        For the nine months ended September 30, 2002, interest accrued on the $200.0 million advance to Universal amounted to $0.3 million.

        For the nine months ended September 30, 2002, the Company incurred non-cash distribution and marketing expense of $27.5 million and non-cash compensation expense of $10.2 million.

        On May 31, 2002, the Company redeemed in full the Savoy Debentures. The Company recorded a loss of $2.0 million, of which $1.4 million was related to the write-off of deferred finance costs.

        During the nine months ended September 30, 2002, the Company realized a pre-tax loss of $11.5 million related to the write-down of investments to fair value.

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

        During the nine months ended September 30, 2001, the Company realized a pre-tax loss of $6.7 million related to the write-down of investments to fair value.

NOTE 5—INDUSTRY SEGMENTS

        The Company operates principally in the following industry segments: Home Shopping Network-US (including HSN.com) ("HSN-US"); Ticketing, (including Ticketmaster and Ticketmaster.com); Hotels.com (Nasdaq: ROOM); Expedia (Nasdaq: EXPE); Interval; PRC; Match.com; Citysearch; USA Electronic Commerce Solutions LLC ("ECS")/Styleclick (OTCBB: IBUYA); and International TV shopping and other (which includes HSN-International and TVTS, which was acquired in May 2002).

        Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as operating profit (loss) plus (1) depreciation and amortization, including goodwill impairment, (2) amortization of cable distribution fees (3) amortization of non-cash distribution and marketing expense and non-cash compensation expense and (4) non-recurring items, including disengagement expenses and restructuring charges not impacting EBITDA. Adjusted EBITDA is presented here as a management tool and as a valuation methodology. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

        The following is a reconciliation of Operating Profit/ (Loss) to Adjusted EBITDA for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousands)
Operating profit (loss)	$5,763	$(79,931)	$27,978	$(181,146)
Depreciation and amortization	110,828	109,382	241,917	320,043
Goodwill impairment	—	—	22,247	—
Amortization of cable distribution fees	12,615	9,986	38,679	29,384
Amortization of non-cash distribution and marketing	10,416	5,218	27,485	19,866
Amortization of non cash compensation expense	2,998	1,268	10,199	5,431
Disengagement expenses	4,560	—	22,326	—
Restructuring charges not impacting EBITDA(a)	31,411	469	36,908	6,248

Adjusted EBITDA	$178,591	$46,392	$427,739	$199,826

Revenue:
HSN-US(b)	$370,742	$396,435	$1,141,270	$1,163,630
Ticketing	162,140	133,897	490,925	447,903
Match.com	33,394	12,478	88,182	31,687
Hotels.com	277,386	151,241	672,814	394,829
Expedia	166,619	—	389,865	—
Interval	2,319	—	2,319	—
PRC	75,001	72,610	217,212	228,926
Citysearch and related	7,617	11,078	22,479	35,851
International TV Shopping & other(c)	91,839	57,013	234,557	200,620
USA Electronic Commerce Solutions LLC/Styleclick	7,615	5,378	30,386	21,781
Intersegment elimination	(2,176)	(2,291)	(7,773)	(4,873)

Total	$1,192,496	$837,839	$3,282,236	$2,520,354

Operating profit/(loss):
HSN-US(b)(d)	$11,408	$21,501	$63,233	$67,462
Ticketing(e)	25,690	(83)	83,804	26,009
Match.com	3,762	(88)	13,396	(8,173)
Hotels.com(f)	33,289	5,895	79,580	10,573
Expedia(g)	24,156	—	55,776	—
Interval	255	—	255	—
PRC(h)	(677)	(14,191)	(26,793)	(25,650)
Corporate & other(i)	(15,085)	(13,654)	(28,257)	(33,733)
Citysearch and related	(24,650)	(41,802)	(74,648)	(127,007)
International TV Shopping & other(c)(j)	(11,640)	(16,322)	(31,437)	(23,142)
USA Electronic Commerce Solutions LLC/Styleclick(k)	(9,334)	(18,273)	(35,306)	(54,019)
Restructuring charges(a)	(31,411)	(2,914)	(71,625)	(13,466)

Total	$5,763	$(79,931)	$27,978	$(181,146)

Adjusted EBITDA:
HSN-US(b)	$67,400	$48,899	$187,738	$155,840
Ticketing(e)	36,279	19,021	113,643	84,775
Match.com	6,950	5,801	23,522	8,908
Hotels.com(f)	39,492	21,775	98,142	58,591
Expedia(g)	47,876	—	116,531	—
Interval	431	—	431	—
PRC(h)	9,607	3,017	23,441	23,217
Corporate & other(i)	(11,183)	(11,512)	(29,560)	(27,756)
Citysearch and related	(9,893)	(11,635)	(29,241)	(34,304)
International TV Shopping & other(c)(j)	350	(12,117)	(14,014)	(16,443)
USA Electronic Commerce Solutions LLC/Styleclick(k)	(8,718)	(14,412)	(28,177)	(45,784)
Restructuring charges(a)	—	(2,445)	(34,717)	(7,218)

Total	$178,591	$46,392	$427,739	$199,826

(a)
Restructuring charges related to charges for 2002 relate to PRC, ECS and HSN-International, including HSE-Italy of $31.4 million in the third quarter of 2002. Amounts for 2001 relate to Styleclick and PRC. See below for further detail. Amounts not impacting EBITDA of $36.9 million and $6.2 million in the nine months ended September 30, 2002 and 2001, respectively, relate to the write-off of fixed assets and leasehold improvements.

(b)
Includes estimated revenue in the three and nine months ended September 30, 2001 generated by homes lost by HSN following the sale of USAB to Univision of $21.3 million and $82.9 million, respectively. Includes coupons redeemed by customers impacted by disengagement in the three and nine months ended September 30, 2002 of $0.0 million and $1.8 million, respectively, which is reflected as an offset to revenue.

(c)
Includes impact of foreign exchange fluctuations, which reduced revenues by $4.9 million and $9.1 million in the three months ended September 30, 2002 and 2001, respectively, and $31.5 million and $36.6 million in the nine months ended September 30, 2002 and 2001, respectively, if the results are translated from Euros to U.S. dollars at a constant exchange rate, using 1999 as the base year.

(d)
Includes costs incurred in the three and nine months ended September 30, 2002 of $4.6 million and $22.3 million, respectively, related to the disengagement of HSN from USAB stations. Amounts relate to $0.0 million and $1.8 million, respectively, of coupons redeemed by customers and $4.6 million and $20.5 million, respectively, of payments to cable operators and related marketing expenses in the disengaged markets.

(e)
Includes $1.4 million of expenses related to the merger with USA in the three and nine months ended September 30, 2002.

(f)
Includes $0.6 million of expenses related to the exchange offer by USA in the three and nine months ended September 30, 2002.

(g)
Includes $1.0 million of expenses related to the exchange offer by USA in the three and nine months ended September 30, 2002.

(h)
Results for the nine months ended September 30, 2002 exclude restructuring charges of $9.3 million of which $5.8 million impacts Adjusted EBITDA. Results for the three and nine months ended September 30, 2001 exclude restructuring charges of $2.9 million, of which $2.4 million impacts Adjusted EBITDA. See Note 7 for further information. Results for the three and nine months ended September 30, 2001 include nonrecurring expenses primarily related to employee benefits of $4.9 million.

(i)
Includes $3.3 million of expenses related to the employee terminations and benefits in the three and nine months ended September 30. 2001.

(j)
Results for the three and nine months ended September 30, 2002 exclude restructuring charges of $31.4 million and $46.2 million of which zero and $13.6 million impacts Adjusted EBITDA. See Note 7 for further information.

(k)
Results for the three months ended September 30, 2002 exclude restructuring charges of $16.2 million of which $15.3 million impacts Adjusted EBITDA. Results for the three and nine months ended September 30, 2001 exclude restructuring charges of $10.6 million of which $4.8 million impacts Adjusted EBITDA. See Note 7 for further information. Results for the three and nine months ended September 30, 2002 include expenses related to contract terminations of $3.6 million.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets is comprised of goodwill of $6.3 billion, intangible assets with indefinite lives of $325.8 million related primarily to tradenames acquired in the Expedia transaction, and other intangible assets of $388.7 million. The other intangible assets relate primarily to purchased technology, distribution agreements, customer lists and supplier relationships, and include $230.0 million related to the Expedia transaction. The amounts for Expedia are preliminary at this time, as the Company has not completed its purchase price allocation. The intangible assets that do not have indefinite lives are being amortized over periods ranging from 2 to 10 years. Goodwill amortization recorded in continuing operations in the three and nine months ended September 30, 2001 was $54.6 million and $161.1 million, respectively. Goodwill amortization recorded in discontinued operations in the three and nine months ended September 30, 2001 was $29.9 million and $98.0 million, respectively. The large increase in amortization of intangibles between periods is due primarily to the Expedia transaction and the step-up in basis of HSN resulting from the VUE transaction. Amortization expense based on September 30, 2002 balances for the next five years is estimated to be as follows (in thousands):

          The balance of goodwill and intangible assets as of September 30, 2002 is as follows:

Goodwill	$6,294,921
Intangible assets with indefinite lives	325,788
Intangible assets with definite lives	388,669

$7,009,378

          Amortization expense based on September 30, 2002 balances for the next five years is estimated to be as follows (in thousands):

Three months ended December 31, 2002	$36,257
Year ended December 31, 2003	120,164
Year ended December 31, 2004	101,050
Year ended December 31, 2005	57,298
Year ended December 31, 2006	47,194
Year ended December 31, 2007 and thereafter	26,706

$388,669

        The amount of amortization of intangibles in future periods could be greater due to the following factors. In relation to the VUE Transaction and the exchange of Holdco and LLC shares by Liberty, the businesses that were owned by USANi LLC, primarily HSN, HSN-International and ECS/Styleclick, which USA retained after the transaction, are treated as an acquisition by USA of the minority interests in these entities. Thus, USA has recorded a step-up to its carrying value based on the fair value of these businesses to the extent of the minority interest acquired. The step-up for the portion not previously owned by USA is approximately $1.8 billion. In addition, the Company acquired TVTS in May 2002 and Interval in September 2002, which resulted in excess purchase price over the net assets acquired of approximately $142.4 million and $563.9 million, respectively, which has been preliminarily allocated to goodwill. Furthermore, as discussed in Note 1, HSN increased its ownership in HSE-Germany from 46.67% to 90%. The total purchase price was approximately $100 million. As a result of the transactions, HSN increased its ownership to 100% of HOT Networks and approximately 90% of HSE-Germany, with Quelle owning the remainder. USA has not completed its allocation of the purchase price of these transactions, as it is in the process of obtaining an independent valuation of the assets and liabilities acquired, including identification of intangibles other than goodwill. Potential intangible assets that USA may identify include trade names and trademarks, supply agreements, customer relationships, technology and commercial arrangements. USA expects to complete the allocation of the purchase price during the fourth quarter of 2002. The Company has included an estimate of $32.1 million in the financial statements as amortization of intangibles expense based on preliminary reports obtained from the valuation experts for the three months ended September 30, 2002. In addition, the merger of USA and Ticketmaster (see Note 10) could result in additional amortization of intangibles for the step-up in basis.

        Reported net earnings (loss) and basic and diluted net earnings (loss) per share adjusted to exclude amortization expense related to goodwill and other intangible assets with indefinite lives is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousands, except per share data)
EARNINGS/ (LOSS) FROM CONTINUING OPERATIONS AVAILABLE TO COMMON SHAREHOLDERS
Reported earnings (loss) from continuing operations	$(36,629)	$(62,875)	$(149,234)	$(140,358)
Add: goodwill amortization	—	33,154	—	100,374

Net earnings (loss) from continuing operations—as adjusted	$(36,629)	$(29,721)	$(149,234)	$(39,984)

Basic and diluted earnings per share from continuing operations—as adjusted:
Reported basic and diluted loss per share	$(0.08)	$(0.17)	$(0.36)	$(0.38)
Add: goodwill amortization	—	0.09	—	0.27

Adjusted basic and diluted net earnings per share	$(0.08)	$(0.08)	$(0.36)	$(0.11)

NET INCOME/ (LOSS) AVAILABLE TO COMMON SHAREHOLDERS
Reported net income (loss)(a)	$(36,629)	$427,576	$1,796,491	$440,557
Add: goodwill amortization	—	43,395	—	132,445

Net income (loss)—as adjusted	$(36,629)	$470,971	$1,796,491	$573,002

Basic and diluted earnings per share—as adjusted:
Reported basic and diluted loss per share	$(0.08)	$1.14	$4.29	$1.18
Add: goodwill amortization	—	0.11	—	0.36

Adjusted basic and diluted net earnings per share	$(0.08)	$1.25	$4.29	$1.54

(a)
Includes cumulative effect of accounting change in 2002 related to the adoption of FAS 142, and in 2001 related to the adoption of SOP 00-2.

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill for the nine months ended September 30, 2002 (in thousands):

	Balance as of January 1, 2002	Additions	Foreign Exchange Translation	Adoption of FAS 142	Balance as of September 30, 2002
HSN-US	$1,162,575	$1,737,747	$—	$—	$2,900,322
Ticketing	729,442	6,485	1,459	—	737,386
Match.com	45,738	17,999	445	—	64,182
Hotels.com	362,464	40	—	—	362,504
Expedia	—	943,491	—	—	943,491
Interval	—	563,887	—	—	563,887
PRC(a)	696,778	—	—	(384,455)	312,323
Citysearch and related(b)	58,994	—	—	(58,994)	—
TVTS	—	142,405	—	—	142,405
International TV shopping & other	14,138	254,283	—	—	268,421
USA Electronic Commerce Solutions LLC/Styleclick	—	—	—	—	—

Goodwill	$3,070,129	$3,666,337	$1,904	$(443,449)	$6,294,921

(a)
In addition, in the second quarter of 2002, USA recorded a further write-down of $22.2 million related to PRC. The write-down resulted from contingent purchase price recorded in the second quarter.

(b)
The total write-down of Citysearch goodwill and intangible assets upon adoption of FAS 142 was $114.8 million. $59.0 million was written off against the balance of goodwill, and $55.8 million was written off against intangible assets.

NOTE 7—RESTRUCTURING CHARGES

        Restructuring related expenses were $71.6 million ($34.7 million impacting Adjusted EBITDA) in the nine months ended September 30, 2002 compared to $13.5 million ($7.2 million impacting Adjusted EBITDA) in the nine months ended September 30, 2001. The 2002 amounts relate to various initiatives across business segments, including $16.2 million for ECS related to rationalizing the business, $14.8 million for HSN-International related to the shut-down of HSN-Espanol, the Company's Spanish language electronic retailing operation, $9.3 million for PRC related principally to the shut-down of three call centers and employee terminations and $31.4 million related to HSE-Italy. Costs that relate to ongoing operations are not part of the restructuring charges and are not included in "Restructuring Charges" on the statement of operations. Furthermore, all one-time inventory and accounts receivable adjustments that may result from the actions are classified as operating expenses in the statement of operations. The 2001 amounts relate to the restructuring of the operations of Styleclick and the reduction of the work force and capacity of PRC.

        For the nine months ended September 30, 2002, the charges associated with the restructurings were as follows (in thousands):

Continuing lease obligations	$12,479
Asset impairments	5,497
Employee termination costs	4,981
Write-down of prepaid cable distribution fees	10,852
HSE-Italy	31,411
Other	6,405

$71,625

        Continuing lease obligations primarily relate to excess call center, warehouse and office space of PRC and ECS. Asset impairments relates primarily to leasehold improvements that are being abandoned. Prepaid cable distribution fees relate to non-refundable upfront amounts paid by HSN-Espanol for carriage, primarily in Mexico.

        As of September 30, 2002, the Company has a balance of $22.9 million accrued, as $43.0 million of the charge related to assets that had been written off and $5.7 million was paid during the year related to the restructuring reserve.

NOTE 8—CONTRIBUTION OF THE USA ENTERTAINMENT GROUP TO VUE

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

        USA's contribution of businesses to VUE and the receipt of consideration by USA results in an after tax gain of $2.4 billion. The gain was determined as follows (in thousands):

Estimated fair value:
Class A preferred interest in VUE	$514,000
Class B preferred interest in VUE	1,428,530
Common interest in VUE	1,000,000
Cash	1,618,710
Estimated step-up in fair value of Home Shopping resulting from cancellation of LLC shares	1,213,876

Total book value of consideration	5,775,116
Entertainment net assets sold, net of minority interest	(498,046)
Transaction costs	(29,544)

Pre tax gain	5,247,526
Tax provided at 39.225%	(2,058,342)

Taxable gain before allocation to warrant value	3,189,184
Fair value of warrants	(810,873)

Gain on transaction	$2,378,311

        In a press release dated August 14, 2002, Vivendi announced its unaudited, preliminary income statement data, presented on a French GAAP basis for the period ending June 30, 2002. The press release stated that "in light of deteriorating economic conditions since December 2001 and the impact of higher financing costs for the company, management has recorded a preliminary impairment charge", with an amount associated to VUE of 2.6 billion euros as of June 30, 2002. The press release further stated that the reported adjustment "reflects Vivendi management's opinion of the fair value of the core assets on a permanent ongoing concern basis with Vivendi". USA owns various securities in VUE, including a 5.44% common interest, with USA's common interest subject to a call right beginning in 2007, and USA having a put right beginning in 2010, in both cases based on private market values at the time. USA believes that its circumstances, including its financing cost, are, at present, very different than Vivendi's, and that the entertainment assets have significant long-term value, although market valuations of media assets have declined since the close of the VUE transaction on May 7, 2002. USA believes that it is too early to determine whether potential declines in its VUE common interest are other than temporary and will assess the carrying value of the VUE securities on a continuing basis. USA believes that the action taken by Vivendi has no bearing on the value of its preferred partnership interests in VUE, which are senior to the common interests.

        To the extent that USA management subsequently determines that the declines are other than temporary, USA may take an equity write-down of its common interest to fair value. Furthermore, USA may record an equity loss for its proportionate common interest in VUE, if the venture also records a write-down of the assets under US GAAP.

        USA did record a $2.7 million equity loss in the third quarter of 2002 relating to VUE's results of operations. USA will record its income or loss in the partnership on a one quarter lag.

NOTE 9—DISCONTINUED OPERATIONS

        The USA Entertainment Group, which was contributed to VUE on May 7, 2002, is presented as discontinued operations for all applicable periods presented. The revenues and net income, net of the effect of minority interest for the USA Entertainment Group, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousands)
Net revenue	$—	$419,816	$593,450	$1,423,764
Income before tax and minority interest	—	110,733	135,837	347,022
Tax expense	—	(22,779)	(24,719)	(67,628)
Minority interest	—	(65,521)	(82,315)	(207,139)

Net income	$—	$22,433	$28,803	$72,255

        During the three months ended March 31, 2001, USA Entertainment Group recorded expense of $9.2 million related to the cumulative effect of adoption of SOP 00-2 "Accounting By Producers or Distributors of Films."

NOTE 10—SUBSEQUENT EVENT—USA AND TICKETMASTER MERGER

        USA and Ticketmaster announced on October 10, 2002 that they have entered into an agreement by which Ticketmaster would be merged with USA. The agreement followed the unanimous recommendation of an independent Special Committee of the Ticketmaster Board. USA, which is now the controlling shareholder and majority owner of Ticketmaster, would acquire all Ticketmaster shares that it does not presently own in a tax-free transaction.

        Under the agreement, Ticketmaster shareholders would receive 0.935 of a share of USA common stock for each share of Ticketmaster common stock that they own. Based on the current number of Ticketmaster shares outstanding, USA would issue to Ticketmaster public shareholders approximately 45.1 million shares upon the closing of the transaction, which is anticipated by the fourth quarter of 2002 or the first quarter of 2003. Furthermore, based on the current number of options and warrants outstanding, USA would issue approximately 10.0 million stock options and 4.2 million warrants.

        USA Interactive also announced on October 10, 2002 that it was ending the ongoing processes to acquire all of the publicly held shares of Expedia, Inc. and Hotels.com that it does not now own.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        USA Interactive ("USA" or the "Company") (Nasdaq: USAI) consists of Home Shopping Network (including HSN International and HSN.com); Ticketmaster (Nasdaq: TMCS), which operates Ticketmaster, Ticketmaster.com, Citysearch and Match.com; Hotels.com (formerly Hotel Reservations Network) (Nasdaq: ROOM); Expedia, Inc. (Nasdaq: EXPE); Interval International, Inc. ("Interval"); TV Travel Shop, which is based in the UK selling packaged vacations primarily over the television ("TVTS"); Precision Response Corporation ("PRC"); and Electronic Commerce Solutions and Styleclick (OTCBB: IBUYA). Through May 7, 2002, USA also included the USA Entertainment Group, which consists of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO and Newsworld International; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. USA Entertainment was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") called Vivendi Universal Entertainment LLLP ("VUE") (the "VUE Transaction") on May 7, 2002 and the results of operations and statement of position of USA Entertainment are presented as discontinued operations for all periods presented.

Recent Developments

        On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia, Inc. ("Expedia") through a merger of one of its subsidiaries with and into Expedia.

        In connection with the VUE Transaction, shares of USANi LLC held by Liberty Media Corporation ("Liberty") were exchanged for 7.1 million USA shares, with the remaining approximately 320.9 million USANi LLC shares held by Vivendi (including USANi shares obtained from Liberty) cancelled.

        On June 27, 2002, the Company and Liberty completed the exchange of Liberty's Home Shopping Network ("Holdco") shares, with the Company issuing an aggregate of 31.6 million shares of Common Stock and 1.6 million shares of Class B Common Stock. Therefore, at this time USA owns 100% of USANi LLC and Holdco. Previously, USA maintained control and management of Holdco and USANi LLC, and managed the businesses held by USANi LLC, in substantially the same manner, as they would be if USA held them directly through wholly owned subsidiaries.

        On September 24, 2002, the Company completed its acquisition of Interval for approximately $533 million of cash, subject to working capital adjustments.

        USA and Ticketmaster announced on October 10, 2002 that they have entered into an agreement by which Ticketmaster would be merged with USA. The agreement followed the unanimous recommendation of an independent Special Committee of the Ticketmaster Board. USA, which is now the controlling shareholder and majority owner of Ticketmaster, would acquire all Ticketmaster shares that it does not presently own in a tax-free transaction.

        Under the agreement, Ticketmaster shareholders would receive 0.935 of a share of USA common stock for each share of Ticketmaster common stock that they own. Based on the current number of Ticketmaster shares outstanding, USA would issue to Ticketmaster public shareholders approximately 45.1 million shares upon the closing of the transaction. Furthermore, based on the current number of options and warrants outstanding, USA would issue approximately 10.0 million stock options and 4.2 million warrants.

        USA Interactive also announced on October 10, 2002 that it was ending the ongoing processes to acquire all of the publicly held shares of Expedia, Inc. and Hotels.com that it does not now own.

Contribution of the USA Entertainment Group to VUE

        On May 7, 2002, USA completed its previously announced transaction with Vivendi to create a joint venture called Vivendi Universal Entertainment LLLP ("VUE") (the "VUE Transaction"). Vivendi and its subsidiaries control VUE, with the common interests owned 93.06% by Vivendi, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA (economic interests in a portion of his common interests have been assigned by Mr. Diller to three executive officers of USA).

        See Notes 8 and 9 in the Notes to Consolidated Financial Statements for further discussion.

Adoption of New Accounting Rules for Goodwill and Other Intangible Assets

        Effective January 1, 2002, USA adopted Statement of Financial Accounting Standards "SFAS" No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. Goodwill amortization recorded in continuing operations in the three and nine months ended September 30, 2001 was $54.6 million and $161.1 million, respectively. Goodwill amortization recorded in discontinued operations in the three and nine months ended September 30, 2001 was $29.9 million and $98.0 million, respectively. As previously discussed in USA's Form 10-Q for the quarter ended March 31, 2002, USA recorded a write-off before tax and minority interest of $499 million related to the Citysearch and PRC businesses as a cumulative effect of accounting change. Although Citysearch and PRC are expected to generate positive cash flows in the future, due to cash flow discounting techniques to estimate fair value as required by the new rules, the future estimated discounted cash flows did not support current carrying values at the time of the evaluation on January 1, 2002. The Citysearch write-off was $115 million, and the PRC write-off was $384 million.

        Adoption of the new standard resulted in a one-time, non-cash after-tax, after minority interest expense of $461.4 million. The expense is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations as of January 1, 2002. See Note 6 for additional information regarding goodwill.

        In addition, in the second quarter of 2002, USA recorded a further write-down of $22.2 million related to PRC. The write-down resulted from contingent purchase price recorded in the second quarter.

Adjusted EBITDA

        Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as operating profit (loss) plus (1) depreciation and amortization, including goodwill impairment (2) amortization of cable distribution fees (3) amortization of non-cash distribution and marketing expense and non-cash compensation expense and (4) non-recurring items, including disengagement expenses and restructuring charges not impacting EBITDA. Adjusted EBITDA is presented here as a management tool and as a valuation methodology. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

        The following is a reconciliation of Operating Profit (Loss) to Adjusted EBITDA for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousands)
Operating profit (loss)	$5,763	$(79,931)	$27,978	$(181,146)
Depreciation and amortization	110,828	109,382	241,917	320,043
Goodwill impairment	—	—	22,247	—
Amortization of cable distribution fees	12,615	9,986	38,679	29,384
Amortization of non-cash distribution and marketing expense	10,416	5,218	27,485	19,866
Amortization of non-cash compensation expense	2,998	1,268	10,199	5,431
Disengagement expenses	4,560	—	22,326	—
Restructuring charges not impacting EBITDA	31,411	469	36,908	6,248

Adjusted EBITDA	$178,591	$46,392	$427,739	$199,826

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

        Assuming that both companies presented merchant revenue on a net basis, USA's pro forma net revenues for the three months ended September 30, 2002 and 2001 would have been $1.00 billion and $811.6 million, respectively. For the nine months ended September 30, 2002 and 2001, pro forma net revenues would have been $2.85 billion and $2.46 billion, respectively. Assuming that both companies presented revenue on a gross basis, USA's pro forma net revenues for the three months ended September 30, 2002 and 2001 would have been $1.53 billion and $1.07 billion, respectively. For the nine months ended September 30, 2002 and 2001, pro forma net revenues would have been $4.13 billion and $3.04 billion, respectively.

        For Hotels.com, assuming that it presented merchant revenue on a net basis, Hotels.com pro forma net revenues for the three months ended September 30, 2002 and 2001 would have been $85.2 million and $45.6 million, respectively. For the nine months ended September 30, 2002 and 2001, pro forma net revenues would have been $206.1 million and $120.1 million, respectively.

        For Expedia, assuming that it presented merchant revenue on a gross basis, Expedia's pro forma net revenues for the three months ended September 30, 2002 and 2001 would have been $501.7 million and $231.3 million, respectively. For the nine months ended September 30, 2002 and 2001, pro forma net revenues would have been $1.23 billion and $520.9 million, respectively.

Stock-Based Compensation

        The Company announced its intention to account for stock-based compensation issued to employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). The Company will adopt FAS 123 as of January 1, 2003, in accordance with the requirements for the timing of adoption in the standard. If the Company had adopted FAS 123 as of January 1, 1994, the date the standard went into effect, net income would have been reduced by $80.3 million for the year ended December 31, 2001. However, going forward, the Company intends to issue restricted stock that will vest in future periods instead of stock options. For restricted stock issued, the accounting charge will be measured at the grant date and amortized ratably as non-cash compensation over the vesting term. At this time it is not possible to predict the effect of this contemplated plan on net income.

        This report includes forward-looking statements within the meaning of the private securities litigation reform act of 1995. These statements include, but are not limited to statements relating to such matters as anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters. These forward-looking statements are necessarily estimates reflecting the best judgment of company management and involve a number of risks and uncertainties that could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: material adverse changes in economic conditions generally or in the markets or industries served by the Company; future regulatory and legislative actions and conditions in the Company's operating areas; competition from others; successful integration of the Company's operating units management structures; product demand and market acceptance; the ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the ability to expand into and successfully operate in foreign markets; and obtaining and retaining key executives and employees.

Results of Operations for the Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001

CONTINUING OPERATIONS

HSN-US

Operating Results

        Net revenues in the three months ended September 30, 2002 decreased by $25.7 million, or 6.5%, to $370.7 million from $396.4 million in 2001 due to HSN's continued focus on higher margin products, the challenging retail environment in 2002 and disengagement (see below). Adjusted EBITDA increased by $18.5 million, or 37.8%, to $67.4 million from $48.9 million. In 2001, net revenues were higher because the Company focused more on top-line growth but Adjusted EBITDA was lower because sales of high dollar, lower margin products, such as home computers and electronics, represented a greater percentage of the product mix. Home licensing products, which include electronics, computers and other homegoods, accounted for 29% of the product mix in the third quarter of 2002 compared to 36% in the third quarter of 2001. As a result of these factors, the gross profit percentage increased to 38.1% for the third quarter of 2002 compared to 34.3% for the third quarter of 2001, while the average price point for the quarter decreased to $44.46 in 2002 from $46.21 in 2001. The Company also improved its return rate, lowering the rate to 18.5% for the third quarter of 2002 from 19.0% for the third quarter of 2001. In addition, revenue from HSN.com and off-air sales increased 24.8% and 34%, respectively, in the third quarter of 2002 as compared to the third quarter of 2001. In the third quarter of 2002, HSN.com represented 11% of total sales and traffic on the HSN.com site increased 29% year-over year. Off-air sales increased in the third quarter of 2002 compared to the third quarter of 2001 due to strong growth in upsells and the auto-ship program, due to the expansion of its enrollment programs.

        Net revenues in the nine months ended September 30, 2002 decreased by $22.4 million, or 1.9%, to $1.14 billion from $1.16 billion in 2001 and Adjusted EBITDA increased by $31.9 million, or 20.5%, to $187.7 million from $155.8 million due primarily to the same factors discussed above. As previously disclosed, 2002 revenue was impacted by the disengagement of former USAB broadcast stations that aired Home Shopping programming in late 2001 and early 2002 (see below for further discussion).

        Adjusted EBITDA for the three months ended September 30, 2002 and 2001 excludes amortization of cable distribution fees of $12.6 million and $9.4 million, respectively, disengagement costs of

$4.6 million and $0.0 million, respectively, and amortization of intangibles of $25.1 million and $0.0 million, respectively. The large increase in intangibles is due to the step-up in basis of HSN assets resulting from the VUE transaction and the Holdco exchange. For the nine months ended September 30, 2002 and 2001, Adjusted EBITDA excludes amortization of cable distribution fees of $37.4 million and $27.8 million, respectively, disengagement costs of $22.3 million and $0.0 million, respectively, and amortization of intangibles of $25.4 million and $0.5 million, respectively. Cable distribution fees increased as a result of new long-term carriage agreements signed in late 2001 and early 2002.

        On a pro forma basis based on the estimated impact of disengagement for the 2001 results, net revenues for the three months ended September 30, 2002 decreased by $4.4 million, or 1.2%, to $370.7 million from $375.2 million, while Adjusted EBITDA improved $20.7 million, or 44.5%, to $67.4 million in 2002 from $46.7 million in 2001. See below for further discussion of disengagement. For the three months ended September 30, 2002 and 2001.

Disengagement

        As noted in the Company's previous filings, the majority of the USAB stations sold to Univision are located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN initially lost approximately 12 million broadcast homes and accordingly, HSN's operating results were affected. Fortunately, sales from broadcast only homes are much lower than sales from cable homes. As a result, HSN's losses attributable to disengagement are expected to be limited. HSN estimates that lost sales, translated on a pro forma basis for the three and nine months ended September 30, 2001, were $21.3 million and $82.9 million, respectively, and estimated lost Adjusted EBITDA of $2.2 million and $11.7 million, respectively. In addition, in order to effectively transfer HSN's distribution to cable (which has been largely accomplished), in the three and nine months ended September 30, 2002, USA incurred charges of approximately $4.6 million and $22.3 million, respectively, in the form of payments to cable operators and related marketing expenses, including $0.0 million and $1.8 million, respectively, of redemptions of coupons offered to customers impacted by disengagement. USA expects that total disengagement expenses will be approximately $100 million ($36.0 million to be incurred in 2002), which payment will offset USA's pre-tax proceeds from the Univision transaction, which totaled $1.1 billion. These disengagement costs are excluded from Adjusted EBITDA. The Company has supplemented its discussion of HSN's results above by including a comparison of 2002 to 2001, adjusted for the estimated impact of disengagement on revenues and Adjusted EBITDA.

Ticketing Operations

        Net revenues in the three months ended September 30, 2002 increased by $28.2 million, or 21.1%, to $162.1 million from $133.9 million in 2001 primarily due to an increase in the number of tickets sold and higher revenue per ticket sold. The increase in tickets sold primarily reflects the Company's successful growth efforts in its existing domestic and international markets, further increased by the acquisition of Ticketmaster-Norway in October 2001 and Ticketmaster-Netherlands in June 2002. Adjusted EBITDA increased by $17.3 million, or 90.7%, to $36.3 million from $19.0 million due to the Company's strong ticket sales and improved margins in its domestic and international operations. The total number of tickets sold increased 18.1% to 22.8 million tickets sold in the third quarter of 2002 compared to 19.3 million tickets sold in the third quarter of 2001. TM.com accounted for 40.8% of the tickets sold in the third quarter of 2002 compared to 31.9% in the third quarter of 2001, demonstrating the continued migration of sales online. The increases in revenue and Adjusted EBITDA were also impacted by adverse effects in 2001 related to the events surrounding September 11, 2001. Adjusted EBITDA for the three months ended September 30, 2002 and 2001 excludes non-cash amortization of intangibles of $2.6 million in 2002 and $2.1 in 2001, non-cash distribution and marketing expense of

$0.2 million in 2002 and $0.1 million in 2001, and non-cash compensation of $0.1 million in 2002 and $0.0 million in 2001. Non-cash marketing refers to barter arrangements for distribution secured from third parties, whereby advertising is provided by Ticketmaster to a third party in return for distribution over the third party's network. The advertising provided has been secured from USA, which in turn has secured the non-cash advertising pursuant to an agreement with Universal TV (formerly USA Cable) related to the VUE Transaction. Sufficient advertising has been secured to satisfy existing obligations.

        Net revenues for the nine months ended September 30, 2002 increased by $43.0 million, or 9.6%, to $490.9 million from $447.9 million for the nine months ended September 30, 2001, and Adjusted EBITDA increased by $28.9 million, or 34.1%, to $113.6 million in 2002 from $84.8 million in 2001 due primarily to the same factors discussed above. Adjusted EBITDA for the nine months ended September 30, 2002 and 2001 excludes non-cash amortization of intangibles of $7.2 million in 2002 and $7.0 million in 2001, non-cash distribution and marketing expense of $0.7 million in 2002 and $0.2 in 2001, and non-cash compensation of $0.3 million in 2002 and $0.0 in 2001, respectively.

Hotels.com

        Net revenues in the three months ended September 30, 2002 increased by $126.1 million, or 83.4%, to $227.4 million from $151.2 million in 2001, and Adjusted EBITDA increased by $18.3 million, or 84.0%, to $40.1 million from $21.8 million. The increase in net revenues was primarily attributable to the growth of the new website and brand, hotels.com, and the growth in travel and lodging bookings over the Internet. Revenues also increased due to the addition of new cities in which the Company offers hotel rooms, an increase in hotels offered in existing cities, and an increase in room allotments available for sale. In the nine months ended September 30, 2002, Hotels.com generated increases of 89.0% in room nights sold (to 2.3 million merchant room nights in the third quarter of 2002 from 1.2 million merchant room nights in the third quarter of 2001) in part due to the addition of 114 new markets, including 68 new markets in International locations, a 68.9% increase in properties and a 34.5% increase in affiliates, which generate sales of rooms in exchange for commissions. The Company expanded into 42 new markets during the third quarter of 2002 and 114 new markets for the nine months ended September 30, 2002 reaching a total of 285 markets compared to 171 markets at September 30, 2001, representing a 66.7% increase. Revenues derived through Hotels.com's agreement with Travelocity, its largest affiliate, accounted for approximately 17.6% of total revenues in the three months ended September 30, 2002 and 18.3% of total revenues in the nine months ending September 30, 2002. The average daily rate was $115.88 in the third quarter of 2002 compared to $120.64 in the third quarter of 2001. Hotels.com incurred increased advertising costs, including costs associated with the launch and branding of the new hotels.com website and an increase in personnel costs, credit card fees and affiliate commissions resulting from the growth in net revenues. International properties accounted for 15.7% of total revenue in the third quarter of 2002, up from 10.2% in the third quarter of 2001. For the three months ended September 30, 2002 and 2001, Adjusted EBITDA excludes non-cash amortization of intangibles of $0.8 million in 2002 and $0.1 million in 2001, and non-cash distribution and marketing expense of $4.7 million in 2002 and $3.5 million in 2001 related to the amortization of stock-based warrants issued to affiliates in consideration of exclusive affiliate distribution and marketing agreements. Hotels.com expects that the amount of non-cash distribution and marketing expense could grow, as certain of the warrants are performance based, the value of which is determined at the time the performance criteria are met. To the extent that Hotel.com's stock price rises, the value of the warrants also increases. Included in the Adjusted EBITDA for the three months ended September 30, 2002 is a charge of $0.6 million related to the proposed exchange offer by USA.

        Net revenues in the nine months ended September 30, 2002 increased by $278.0 million, or 70.4%, to $672.8 million from $394.8 million in 2001, and Adjusted EBITDA increased by $39.5 million, or 67.5%, to $98.1 million from $58.6 million due to the same factors described above. For the nine months ended September 30, 2002 and 2001, Adjusted EBITDA excludes non-cash amortization of intangibles of $0.8 million in 2002 and $0.1 in 2001, and non-cash distribution and marketing expense of $14.0 million in 2002 and $12.2 million in 2001 related to the amortization of stock-based warrants issued to affiliates in consideration of exclusive affiliate distribution and marketing agreements and $0.9 million related to cross-promotion advertising provided by USA Cable prior to May 7, 2002.

        Hotels.com generates a majority of its revenues from the merchant model and the company presents merchant revenues on a gross basis. See separate discussion of the presentation of merchant revenue above.

Expedia

Actual Results

        USA completed its acquisition of a controlling interesting in Expedia on February 4, 2002. Net revenues and Adjusted EBITDA in the three months ended September 30, 2002 were $166.6 million and $47.9 million, respectively. Net revenues and Adjusted EBITDA for the period February 4, 2002 (the date USA completed its acquisition of a controlling interest in Expedia) to September 30, 2002 were $389.9 million and $116.5 million, respectively. On July 14, 2002, Expedia acquired Metropolitan Travel, a travel agency serving the corporate market. For the three months ended September 30, 2002, Adjusted EBITDA excludes $14.4 million of non-cash amortization of intangible assets, $3.9 million of non-cash marketing and $1.3 of non-cash compensation, resulting primarily from the amortization of the intrinsic value of unvested stock options, which arose from Expedia's initial public offering in November 1999. The advertising provided has been secured from USA, which in turn has secured the non-cash advertising pursuant to an agreement with Universal TV (formerly USA Cable) related to the VUE Transaction. Sufficient advertising has been secured to satisfy existing obligations.

        Expedia generates revenue from both the merchant model and the agency model, and the company presents both types of revenue on a net basis. See separate discussion of the presentation of merchant revenue above.

Supplemental Pro Forma Information

        Pro forma information for the three and nine months ended September 30, 2002 and 2001, giving effect to the Expedia transaction as of the beginning of the periods presented, is as follow:

        Net revenues in the three months ended September 30, 2002 increased by $87.1 million, or 109.6%, to $166.6 million from $79.5 million in 2001, while Adjusted EBITDA increased by $32.5 million, or 198.4%, to $48.9 million from $16.4 million in 2001, due to a 104% increase in gross bookings year-over-year and the company continuing to realize efficiencies of scale due to increased transaction volume at low incremental costs. International revenues increased to $11.2 million in the third quarter of 2002 from $3.4 million in the third quarter of 2001. Merchant revenue increased 191.1% year-over-year to $99.3 million from $34.1 million in 2001, primarily due to an increase in merchant hotel business and improved vacation package product offerings, including the impact of Classic Custom Vacations, which was acquired in March 2002. In the third quarter of 2002, rooms nights stayed increased to 3.2 million total hotel room nights, including 2.6 million merchant room nights, up from 1.3 million total room nights, including 1.0 million merchant room nights, in the third quarter of 2001. Despite a decline in revenue per airline ticket, agency revenue increased 59% to $62.5 million in 2002 from $39.3 million in 2001. Agency revenues increased primarily due to the significant increase in airline tickets sold. The increase in volume was partially offset by a decline in revenue per ticket due to the elimination of standard commissions by airlines and concessions made by Expedia to secure low priced fares for its customers. Expedia has entered into agreements with certain suppliers where it will continue to act as an agent for the suppliers and receive ticketing fees. However, these fees are still at reduced levels compared to the same periods in 2001. Expedia expects revenue per air ticket to continue to decline in the future. However, Expedia believes it will continue to earn incentive commissions from airlines and car rental companies, which represent additional incentive compensation typically related to specific performance targets. As sales volumes increase, incentive commissions should also increase. For the third quarter of 2002, the Company reported conversion, or the average monthly percentage of visitors who purchase travel on Expedia.com, increased to 6.7% from 5.5% in the third quarter of 2001. Adjusted EBITDA in the three months ended September 30, 2002 and 2001 excludes non-cash compensation of $1.3 million and $3.6 million, respectively, amortization of intangibles of $14.4 million and $12.3 million, respectively, and non-cash distribution and marketing expenses of $3.9 million and $0.0, respectively. Included in the Adjusted EBITDA for the three months ended September 30, 2002 is a charge of $1.0 million related to the proposed exchange offer by USA.

        Net revenues in the nine months ended September 30, 2002 increased by $210.2 million, or 97.7%, to $425.4 million from $215.2 million in 2001, while Adjusted EBITDA increased by $88.0 million, or 227.7%, to $126.7 million from $38.7 million in 2001 due primarily to the same factors discussed above. Adjusted EBITDA in the nine months ended September 30, 2002 and 2001 excludes non-cash compensation of $5.4 million and $14.0 million, respectively, amortization of intangibles of $42.7 million and $36.8 million, respectively, and non-cash distribution and marketing expenses of $9.7 million and $0.0, respectively.

        The pro forma information is not necessarily indicative of the results of operations that actually would have been reported had this transaction occurred as of the beginning of January 1, 2001, nor are they necessarily indicative of USA Interactive's future results of operations.

PRC

        Net revenues in the three months ended September 30, 2002 increased by $2.4 million, or 3.3%, to $75.0 million in 2002 from $72.6 million in 2001 and Adjusted EBITDA increased $6.6 million, or 218.4%, to $9.6 million in 2002 from $3.0 million in 2001, primarily due to the addition of new customers. Net revenues in the third quarter of 2002 and 2001 include $1.9 million and $2.3 million, respectively, for services provided to other USA segments.

        Net revenues in the nine months ended September 30, 2002 decreased by $11.7 million, or 5.1%, to $217.2 million in 2002 from $228.9 million in 2001 and Adjusted EBITDA increased $0.2 million, or 1.0%, to $23.4 million in 2002 from $23.2 million in 2001 due to the difficult economic environment and pricing pressure offset by cost cutting initiatives. In addition, Adjusted EBITDA in 2001 includes nonrecurring expenses primarily related to employee benefits of $4.9 million. Net revenues in the nine months ended September 30, 2002 and 2001 include $7.2 million and $4.9 million, respectively, for services provided to other USA segments. In the nine-months ended September 30, 2002, PRC took a restructuring charge of $9.3 million related primarily to call center closures and employee terminations, which is excluded from PRC's Adjusted EBITDA. In the third quarter of 2001, PRC took a restructuring charge of $2.9 million, which is excluded from PRC's Adjusted EBITDA.

Match.com

        Net revenues in the three months ended September 30, 2002 increased by $20.9 million, or 167.6%, to $33.4 million compared to $12.5 million in 2001 due primarily to increased subscription revenue from paid subscriber level growth of 158.5% through all channels including partnerships, direct domain and affiliates. The growth was impacted, in part, by the acquisition of Soulmates in April 2002. Adjusted EBITDA increased by $1.1 million, or 19.8%, to $7.0 million for the third quarter of 2002 from $5.8 million in the third quarter of 2001. The slower EBITDA growth compared to revenue growth reflects a significant increase in offline advertising expense due to the timing of television advertising campaigns and additional online and offline advertising expense in the third quarter of 2002. Adjusted EBITDA excludes non-cash marketing, which refers to barter arrangements for distribution secured from third parties, whereby advertising is provided by Match to a third party in return for distribution over the third party's network. The advertising provided has been secured from

USA, which in turn has secured the non-cash advertising pursuant to an agreement with Universal TV (formerly USA Cable). Sufficient advertising has been secured to satisfy existing obligations. In the three months ended September 30, 2002 and 2001, non-cash marketing was $1.0 million and $1.1 million, respectively.

        Net revenues in the nine months ended September 30, 2002 increased by $56.5 million, or 178.3%, to $88.2 million compared to $31.7 million in 2001 and Adjusted EBITDA increased by $14.6 million, or 164.1%, to $23.5 million in 2002 from $8.9 million in 2001 due to the same factors described above. In the nine months ended September 30, 2002 and 2001, non-cash marketing was $4.7 million and $2.5 million, respectively.

Interval

        USA completed its acquisition of Interval on September 24, 2002. Net revenues and Adjusted EBITDA for the period September 24, 2002 (the date USA completed its acquisition of Interval) to September 30, 2002 were $2.3 million and $0.4 million, respectively.

International TV Shopping and Other

Operating Results

        International TV shopping and other consists primarily of HSE-Germany, EUVÍA, TVTS, and in the six months ended 2002 and in the nine months ended September 30, 2001 HSN-Espanol, which operated a Spanish language electronic retailing operations serving customers primarily in the United States and Mexico (note that this service was shut-down in the second quarter of 2002). Overall, in the third quarter of 2002 compared to the third quarter of 2001, revenue increased $34.8 million, or 61.1%, to $91.8 million in 2002 from $57.0 million in 2001, with the increase resulting primarily from HSE-Germany, which had a 21.6% increase in sales in Euros and a 34% increase in revenues translated to U.S. dollars to $68.1 million in the third quarter of 2002 from $50.8 million in the third quarter of 2001. Net revenues increased due to lower cancellation rates, higher shipped sales, and lower return rates in the third quarter of 2002 compared to the third quarter of 2001. Adjusted EBITDA for HSE-Germany increased $5.7 million, to $1.0 million profit in the third quarter of 2002 from a loss of $4.7 million in the third quarter of 2001. The 2001 results largely resulted from lower sales due to the effects of the conversion to a new order management system, from which the company has recovered in 2002. TVTS had revenues of $13.0 million and Adjusted EBITDA of $0.5 million in the third quarter of 2002. EUVÍA, which the Company began to consolidate in the third quarter of 2002, had revenue of $10.4 million. Adjusted EBITDA for the three months ended September 30, 2002 and 2001 excludes amortization of cable distribution fees of $0.0 million and $0.6 million, respectively, related to HSN-Espanol and $2.8 million and $0.4 million, respectively, of amortization of intangibles related to HSE-Germany and $4.7 million related to TVTS. The amount of amortization of intangibles in future periods could be greater, as USA has not completed its allocation of the purchase price of TVTS, as it is in the process of obtaining an independent valuation of the assets and liabilities acquired, including identification of intangibles other than goodwill. Potential intangible assets that USA may identify include trade names and trademarks, supply agreements, customer relationships, technology and commercial arrangements. USA expects to complete the allocation of the purchase price during the fourth quarter.

        Overall, in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, revenue increased $33.9 million, or 16.9%, to $234.6 million in 2002 from $200.6 million in 2001, with the increase resulting from revenue at HSE-Germany, TVTS and EUVÍA, offset partially by lower sales of HSN Espanol, which was shut-down in the second quarter of 2002. HSE-Germany had increased sales of $12.1 million, or 6.6%, to $194.4 million in 2002 from $182.4 million in 2001 and the Adjusted EBITDA decreased $1.8 million, to $2.9 million in 2002 compared to $4.7 million in 2001. TVTS had revenues of $19.6 million and an Adjusted EBITDA loss of $0.6 million since it was acquired in May 2002 through September 30, 2002. New management at HSE-Germany is progressing in its work to reverse the negative impact suffered by the business in 2001. During the second quarter, the Company decided to terminate the HSN Espanol business, which resulted in a restructuring charge of $14.8 million. The restructuring charge is not reflected in the International TV Shopping and Other Adjusted EBITDA. The Company recorded expenses that impacted Adjusted EBITDA of $3.0 million in the second quarter of 2002 and $0.7 million in the third quarter of 2001 related primarily to inventory write-down and receivable allowances.

Other Developments

        As previously disclosed, HSN entered into various transactions with its European partners, Georg Kofler and Thomas Kirch, to increase HSN's ownership in its European operations. The transactions were largely completed at the beginning of the third quarter, and the total purchase price was $100 million. As a result of the transactions, HSN now owns 100% of HOT Networks and approximately 90% of HSE-Germany, with Quelle owning the remainder. HOT Networks' principal assets are its direct and indirect interests in EUVÍA and HSE-Italy (see below).

        EUVÍA.    HOT Networks has a voting arrangement in place with Christiane zu Salm, who holds a 3% stake in EUVÍA that obligates her to vote with HSN. This voting arrangement and HSN's 48.6% ownership, serve as the basis for HSN's consolidation of EUVÍA in its financial statements. It is also expected that HOT Networks will convey to Georg Kofler a 3% interest in EUVÍA, in which case HSN's effective stake in EUVÍA would be reduced to 45.6%. In such event, HSN and Kofler have agreed to long-term voting arrangements (similar to the zu Salm arrangements) that would continue to support consolidation of EUVÍA absent new circumstances. ProSiebenSat owns the remaining 48.4% stake in EUVÍA. See "Funding Obligations of HOT Networks for EUVÍA" below for further discussion of EUVÍA's businesses and the funding obligations related to these entities.

        HSE-Italy.    During the third quarter of 2002, the Company decided to discontinue its active majority interest in Italy and wrote down its investment in Italy, resulting in a non-recurring charge of $31.4 million. On November 13, 2002, the Company entered into an agreement with Convergenza, its current partner, to sell Convergenza a substantial stake in the Italian home shopping business, leaving the Company with a passive minority interest of 35% without any funding obligations or ability to significantly influence the operations of the business. This 35% interest may be further decreased if and when additional partners or investors are brought into the business.

Citysearch and Related

        Net revenues in the three months ended September 30, 2002 decreased by $3.5 million, or 31.2%, to $7.6 million compared to $11.1 million in 2001 due primarily to continued softness in the online advertising market as well as the Company's strategic decision to transition its revenue base to advertising products with better profit potential for the Company. The Adjusted EBITDA loss narrowed by $1.7 million, to $9.9 million in the third quarter of 2002 from $11.6 million in the third quarter of 2001 due to initiatives to reduce operating costs. Adjusted EBITDA in the three months ended September 30, 2002 and 2001 excludes $11.6 million in 2002 and $16.7 million in 2001 in amortization of intangibles, $0.5 million in 2002 and $2.3 million in 2001 of non-cash distribution and marketing expense related to advertising provided by Universal TV (formerly USA Cable) and $0.8 million in 2002 and $0.3 million in 2001of non-cash compensation. Included in the Adjusted EBITDA for the three months ended September 30, 2002 is a charge of $1.4 million related to the USA merger. See Note 10 for further discussion.

        Net revenues in the nine months ended September 30, 2002 decreased by $13.4 million, or 37.3%, to $22.5 million compared to $35.9 million in 2001 and the Adjusted EBITDA loss narrowed by $5.1 million to $29.2 million from $34.3 million in 2001 due to the same factors described above. Adjusted EBITDA in the nine months ended September 30, 2002 and 2001 excludes $34.7 million in 2002 and $50.2 million in 2001 in amortization of intangibles, $1.5 million in 2002 and $10.8 million in 2001 of non-cash distribution and marketing expense related to advertising provided by Universal TV (formerly USA Cable) and $5.6 million in 2002 and $1.0 million in 2001 of non-cash compensation. Included in the Adjusted EBITDA for the nine months ended September 30, 2002 is a charge of $1.4 million related to the USA merger. See Note 10 for further discussion.

USA Electronic Commerce Solutions LLC/Styleclick

        Net revenues in the three months ended September 30, 2002 increased by $2.2 million, or 41.6%, to $7.6 million compared to $5.4 million in 2001. The Adjusted EBITDA loss decreased by $5.7 million, or 39.5%, to a $8.7 million loss for the third quarter of 2002 from a $14.4 million loss in the third quarter of 2001 due primarily to rationalizing the businesses. The 2002 Adjusted EBITDA loss was impacted by a charge of $3.6 million related primarily to contract terminations (see below).

        Net revenues in the nine months ended September 30, 2002 increased by $8.6 million, or 39.5%, to $30.4 million in 2002 compared to $21.8 million in 2001. The Adjusted EBITDA loss decreased by $17.6 million, or 38.5%, to a $28.2 million loss in 2002 from a $45.8 million loss in 2001. As previously disclosed, in 2001 Styleclick began to focus on electronic-commerce services and technology while eliminating its online retail business. Styleclick continues to incur significant net losses and negative cash flows from continuing operations and has a capital deficiency. These conditions raise substantial doubt about Styleclick's ability to continue as a going concern. Styleclick continues to consider its options with respect to the situation. In the second quarter of 2001, Styleclick recorded a $10.2 million restructuring charge. In the second quarter of 2002, ECS recorded a restructuring charge of $16.2 million related to rationalizing its business. These restructuring charges are not reflected in ECS/Styleclick's Adjusted EBITDA.

        Styleclick receives, for all practical purposes, all of its business from ECS, to which Styleclick provides e-commerce-enabling technology and services for certain third-party clients of ECS. Accordingly, Styleclick is dependent upon ECS's ability to sell, and to continue to maintain, such services provided by Styleclick, and there can be no assurances thereto. In this regard, during the third quarter, Styleclick was advised by ECS that ECS and Sportsline.com, Inc. ("CBS/Sportsline"), ECS and PGA Tour, Inc. ("PGAT"), and ECS and affiliates of the National Hockey League ("NHL") had mutually terminated their respective relationships. As a result, following transition periods of various durations, none of which are anticipated to continue beyond November 2002, Styleclick either does not currently or will no longer provide e-commerce platform and related services to CBS/Sportsline, PGAT, or NHL on behalf of ECS. The termination of these three relationships is anticipated to reduce Styleclick's monthly recurring revenues by approximately 57.5% in the aggregate from $0.4 million per month to $0.2 million per month. Moreover, ECS has advised Styleclick that it is reviewing its relationships with its two remaining partners and that as a result thereof, it is possible that one or both of the ECS-Styleclick service arrangements related to these relationships will be transitioned or discontinued. Styleclick continues to explore opportunities for new business (but there can be no assurances that such efforts will be successful) and to consider its strategic options.

Restructuring Charges

        Restructuring charges were $31.4 million (none impacting Adjusted EBITDA) and $2.9 million ($2.4 million impacting Adjusted EBITDA) in the third quarter of 2002 and 2001, respectively, and $71.6 million in the nine months ended September 30, 2002 ($34.7 million impacting Adjusted EBITDA) compared to $13.5 million in the nine months ended September 30, 2001 ($7.2 million impacting Adjusted EBITDA). The 2002 amounts relate to various initiatives across business segments, including $16.2 million for ECS related to rationalizing the business, $14.8 million for HSN-International related to the shut-down of HSN-Espanol, $9.3 million for PRC related principally to the shut-down of three call centers and employee terminations and $31.4 million related to HSE-Italy. Costs that relate to ongoing operations are not part of the restructuring charges and are not included in "Restructuring Charges" on the statement of operations. Furthermore, all inventory and accounts receivable adjustments that may result from the actions are classified as operating expenses in the statement of operations. The 2001 amounts relate to various initiatives across business segments, including $10.6 million for Styleclick related to the restructuring of its operations and $2.9 million for PRC related to a reduction of workforce and capacity.

Depreciation and Amortization and Other Income (Expense)

        For the three months ended September 30, 2002 compared to the three months ended September 30, 2001, depreciation expense increased $12.2 million due primarily to the Expedia transaction and capital improvements put in place since the third quarter of 2001. Amortization of intangibles, including goodwill, decreased $54.6 million due to the new accounting rules on goodwill, offset by increases in amortization of intangibles of $43.8 million resulting primarily from the Expedia transaction and the step-up in basis of HSN resulting from the VUE transaction and the Holdco exchange. For the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, depreciation expense increased $27.5 million. Amortization of intangibles, including goodwill, decreased $161.1 million due to the new accounting rules on goodwill, offset by increases in amortization of intangibles of $55.4 million resulting from the same factors as discussed above.

        The amount of amortization of intangibles in future periods could be greater due as this time to two factors. In relation to the VUE Transaction, the businesses that were owned by USANi LLC, primarily HSN, HSN-International and ECS/Styleclick, which USA retained after the transaction, are treated as an acquisition by USA of the minority interests in these entities and the exchange of LLC and Holdco shares by Liberty. Thus, USA has recorded a step-up to its carrying value based on the fair value of these businesses to the extent of the minority interest acquired. The step-up is approximately $1.8 billion. In addition, the Company acquired TVTS in May 2002 and Interval in September 2002, which resulted in excess purchase price over the net assets acquired of approximately $142.4 million, and $563.9 million, respectively, which has been preliminarily allocated to goodwill. USA has not completed its allocation of the purchase price of these transactions, as it is in the process of obtaining an independent valuation of the assets and liabilities acquired, including identification of intangibles other than goodwill. Potential intangible assets that USA may identify include trade names and trademarks, supply agreements, customer relationships, technology and commercial arrangements.

        In the second quarter of 2002, the Company recorded an impairment in operating income related to PRC goodwill of $22.2 million, which was related to a contingent purchase price adjustment booked in the three months ended June 30, 2002. As of January 1, 2002, the Company adopted FAS 141/142, and recorded a write-down before tax and minority interest to PRC goodwill of $384 million, as well as a write-down before tax and minority interest to Citysearch of $115 million as a cumulative effect adjustment.

        For the three months ended September 30, 2002, net interest income was $28.0 million compared to expense of $3.2 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, net interest income was $40.0 million compared to expense of $13.0 million in the nine months ended September 30, 2001. The increase in interest income is due primarily to amounts earned on proceeds from the VUE Transaction in the three and nine months ended September 30, 2002, including $9.3 million and $14.0 million, respectively, of PIK interest on the Series A Preferred, $15.8 million and $25.2 million, respectively, of interest on the Series B Preferred, and interest earned on the $1.6 billion of cash proceeds. The 2002 amounts include $2.0 million of expense related to the redemption of the Savoy Debentures.

        In the three months ended September 30, 2002 and 2001, the Company realized pre-tax losses of $18.1 million and $12.9 million, respectively, on equity losses in unconsolidated subsidiaries. 2002 amounts relate to an $11.5 million write-down of an investment to fair value, while 2001 resulted primarily from HOT Networks, which was not consolidated at that time, and the company's unconsolidated operations in China. In the nine months ended September 30, 2002 and 2001, the Company realized pre-tax losses of $132.0 million and $25.4 million, respectively, on equity losses in unconsolidated subsidiaries resulting primarily from HOT Networks. The equity losses for HOT Networks for the nine months ended September 30, 2002, before it was consolidated, were impacted by one-time charges of $88.3 million, relating primarily to the impact of HOT Networks closing its

Belgium and UK operations in the three months ended June 30, 2002 as well as due to a write-down of HSN's investment in China based on its current operating performance.

Income Taxes

        USA's effective tax rate was higher than the statutory rate due to the impact on taxable income of consolidated book losses for which no tax deduction is obtained, including international losses, and book amortization of intangible assets not amortizable for income tax, including the effect of adopting SFAS 142.

Minority Interest

        Minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC through May 7, 2002, Liberty's ownership interest in Holdco through June 27, 2002, the public's ownership in TMCS until January 31, 2001, the public's ownership in Ticketmaster from January 31, 2001, the public's ownership interest in Hotels.com since February 25, 2000, the public's ownership interest in Styleclick since July 27, 2000, the partners ownership interest in HSN-Germany since its consolidation as of January 1, 2000, the public's ownership in Expedia since February 4, 2002 and certain minority ownerships in EUVIA and Interval.

Discontinued Operations

        The USA Entertainment Group, which was contributed to VUE on May 7, 2002, is presented as discontinued operations for all applicable periods presented. The net income of the USA Entertainment Group and USAB for the three months ended September 30, 2001 were $22.4 million, and for the nine months ended September 30, 2002 and 2001, $28.8 million and $72.3 million, respectively.

        During the three months ended March 31, 2001, the USA Entertainment Group recorded expense of $9.2 million related to the cumulative effect of adoption of Statement of Position 00-2 "Accounting By Producers or Distributors of Films."

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $454.2 million for the nine months ended September 30, 2002 (including payment of taxes on the USAB sale of $156.9 million) compared to $199.6 million for the nine months ended September 30, 2001. These cash proceeds and available cash were used to pay for acquisitions and deal costs, net of acquired cash, of $551.6 million, including $48.1 million for Expedia's purchase of Classic Vacations in March 2002, $51 million to acquire TVTS in May 2002, and $533.0 to acquire Interval in September 2002, to make capital expenditures of $110.9 million, and to make mandatory tax distribution payments to the LLC partners of $154.1 million.

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

        In a press release dated August 14, 2002, Vivendi announced its unaudited, preliminary income statement data for the period ending June 30, 2002, presented on a French GAAP basis. The press release stated that "in light of deteriorating economic conditions since December 2001 and the impact of higher financing costs for the company, management has recorded a preliminary impairment charge", with an amount associated to VUE of 2.6 billion euros as of June 30, 2002. The press release further stated that the reported adjustment "reflects Vivendi management's opinion of the fair value of the core assets on a permanent ongoing concern basis with Vivendi". USA owns various securities in VUE, including a 5.44% common interest, with USA's common interest subject to a call right beginning in 2007, and USA having a put right beginning in 2010, in both cases based on private market values at the time. USA believes that its circumstances, including its financing cost, are, at present, very different than Vivendi's, and that the entertainment assets have significant long-term value, although market valuations of media assets have declined since the close of the VUE transaction on May 7, 2002. USA believes that it is too early to determine whether potential declines in its VUE common interest are other than temporary and will assess the carrying value of the VUE securities on a continuing basis. USA believes that the action taken by Vivendi has no bearing on the value of its preferred partnership interests in VUE, which are senior to the common interests.

        To the extent that USA management subsequently determines that the declines are other than temporary, USA may take an equity write-down of its common interest to fair value. Furthermore, USA may record an equity loss for its proportionate common interest in VUE, if the venture also records a write-down of the assets under US GAAP. USA did record a $2.7 million equity loss in the third quarter of 2002 relating to VUE's results of operations. USA will record its income or loss in the partnership on a one quarter lag.

        In January 2002, the Company received the final proceeds of $589.6 million from the sale of the capital stock of certain USAB subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations. In August 2001, the Company completed the sale.

        On February 12, 1998, USA and USANi LLC, as borrower, entered into a credit agreement that provided for a $1.6 billion credit facility. Of that amount, $1.0 billion was permanently repaid in prior years. The remaining $600.0 million related to a revolving credit facility that was terminated by USA in connection with the VUE Transaction and all guarantees were released under the credit agreement. As a result of the termination of the credit facility, all guarantees of USA's $500 million aggregate principal amount of 6 3/4% Senior Notes due 2005 were also released. Since September 30, 2002, the Company repurchased $47 million face value of its 6 3/4% Senior Notes due 2005. In addition, USA may purchase from time to time, in the open market or in privately negotiated transactions, additional 6 3/4% Senior Notes due 2005 previously issued by it, subject to market conditions, pricing and other factors.

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

        Through September 30, 2002, the Company has contributed approximately $169.1 million to HOT Networks. All but $12.9 million of this funding has been written off via equity losses. In the third quarter of 2002, HSN acquired its partners' interest in HOT Networks. See below for further discussion of HOT Networks funding obligations.

        On September 24, 2002, USA acquired Interval for approximately $533 million in cash subject to working capital adjustment.

        As of September 30, 2002, the Company has $3.2 billion of cash, cash equivalents and marketable securities on hand, including $121.1 million held by Ticketmaster on behalf of its clients.

        In 2001, USA did not pay any cash dividends. In relation to the Expedia transaction, the Company issued approximately 13.1 million of preferred shares bearing interest at 1.99% per annum, payable quarterly in cash or stock at USA's option. If USA elects to pay cash, the amount is approximately $13.1 million on an annual basis. In the nine months ended September 30, 2002, the Company paid cash dividends of $6.9 million. The next dividend is due November 15, 2002, and USA expects to pay approximately $3.3 million in cash. USA's wholly-owned subsidiaries have no material restrictions on their ability to transfer amounts to fund USA's operations.

        In the third quarter of 2002, USA changed its primary form of equity-based incentive compensation from stock options to restricted stock and in this regard, as required, there will be charges to GAAP earnings relating to grants of restricted stock.

        USA anticipates that it will need to invest working capital towards the development and expansion of its overall operations. The Company may make a significant number of acquisitions, which could result in the reduction of its cash balance or the incurrence of debt. Furthermore, future capital expenditures may be higher than current amounts over the next several years.

        In management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet USA's foreseeable needs.

Funding obligations of HOT Networks for EUVÍA

        HOT Networks holds a 48.6% limited partnership interest in EUVÍA, a German limited partnership. EUVÍA, through certain subsidiaries, operates two businesses, "Neun Live TV," a game show oriented TV channel, and "Travel TV," a travel oriented shopping TV channel under the brand name "Sonnenklar." In connection with the partnership formed to operate these businesses, HOT Networks has undertaken to fund 100% of the cash requirements and operating losses up to Euro 179 million, with the funding obligations terminating if EUVÍA remains profitable for two consecutive fiscal years. Through September 30, 2002, HOT Networks has funded EUVÍA with approximately Euro 59.1 million. HOT Networks expects an additional Euro 10 million of funding may be required prior to EUVÍA achieving profitability for two consecutive fiscal years. In the event EUVÍA's current business plan is revised to require additional funding to achieve profitability for two consecutive years, HOT Networks may have additional contractual rights exercisable on or after June 30, 2003 that reduce its ongoing funding obligations below Euro 179 million assuming it has met certain funding thresholds as of June 30, 2003. Although it is not expected that these additional contractual rights will prove relevant in light of EUVÍA's current business plan, HOT Networks continues to actively monitor EUVÍA's funding requirements.

Funding Obligations of TV Travel Group Limited

        A subsidiary of TV Travel Group Limited, the company that carries out our TV Travel Shop business, currently has a 75% interest in TV Travel Shop Germany GmbH & Co. KG, a Germany-based TV travel shopping joint venture with TUI GROUP GmbH. Up to September 30, 2002, TV Travel Group Limited, through a subsidiary, has contributed approximately Euro 28.4 million to the joint venture. In connection with a transaction dated as of October 30, 2002, TV Travel Group Limited will transfer a 25.1% portion of its interest in TV Travel Shop Germany GmbH & Co. KG to TUI GROUP GmbH with economic effect as of October 1, 2002, with TUI GROUP GmbH generally assuming funding obligations to the joint venture going forward up to an amount of Euro 19.5 million. The transaction remains subject to regulatory approval.

Recent Ratings Agency Actions

        On July 30, 2002, Standard & Poor's announced that it lowered its ratings, including its corporate rating, on USA to triple-"B"-minus from triple-"B", reflecting the sale of the Company's entertainment business. At the same time Standard & Poor's announced it had removed all of USA's ratings from CreditWatch, and that the current outlook is stable. USA believes that the ratings actions has no bearing on its operations or liquidity, and does not impact USA's ability to raise financing if necessary. As noted above, USA has approximately $3.2 billion in cash, cash equivalents and marketable securities on a consolidated basis as of September 30, 2002.

Hotels.com and Expedia Cooperation

        As previously disclosed, Hotels.com and Expedia, USA being the controlling shareholder of both companies, are actively exploring areas where they might work together in a way that would benefit all their customers and stockholders. Although there continue to be many areas of their businesses where the companies can best achieve their goals through separate strategies and practices, there have been instances where, fully consistent with their existing contractual agreements, they have worked cooperatively, and we anticipate that they will continue to explore such possibilities in the future.

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

        At September 30, 2002, the Company's outstanding debt approximated $544.5 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

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

        Foreign exchange gains and losses were not material to the Company's earnings for the nine months ended September 30, 2002 or 2001. However, given the sharp currency fluctuations in 2002, the Company is reviewing its strategy for hedging. The Company recognized $1.2 million in costs of sales related to Hotels.com for currency adjustments in the nine months ended September 30, 2002.

Equity Price Risk

        The Company has a minimal investment in equity securities of publicly-traded companies. These investments, as of September 30, 2002, were considered available-for-sale, with the unrealized gain deferred as a component of stockholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its investment strategy.

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

        TVTS revenues are influenced by the seasonal nature of package travel, with the first and third quarters generally experiencing the strongest sales and the second and the fourth quarter experiencing weaker sales.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Litigation Relating to USA's Announced Intention of Proposed Transactions with Expedia, Ticketmaster and Hotels.com

        In the litigation previously reported in the Company's Form 10-Q for the quarter ended June 30, 2002 (the "June 2002 Form 10-Q"), the actions as to each subsidiary filed in Delaware and Washington have been consolidated under the following captions: In re Ticketmaster Shareholders Litigation (Delaware Court of Chancery, Consolidated C.A. No. 19663-NC); In re Hotels.com Inc. Shareholders Litigation (Delaware Court of Chancery, Consolidated C.A. No. 19662-NC); In re Expedia, Inc. Shareholder Litigation (Washington Superior Court, Master File No. 02-2-16669-5SEA). The time for defendants to respond to the complaints has not yet elapsed. The Company believes the allegations are without merit and intends to defend the actions vigorously. On October 10, 2002, USA and Ticketmaster announced an agreement by which Ticketmaster would be merged into USA. At the same time, USA announced it has ended the processes to acquire 100% of Expedia and Hotels.com.

Tickets.com Litigation

        In the Tickets.com litigation previously reported in the Company's Form 10-K for the year ended December 31, 2001(the "2001 Form 10-K") and in the June 2002 Form 10-Q, on September 4, 2002, the parties participated in a mediation conducted by a retired Federal District Court Judge, but have not agreed to settle the case. Pursuant to the stipulation of the parties, on September 13, 2002, the Court entered an order dismissing Tickets.com's claims allegedly brought on behalf of the public under California Business and Professions Code Section 17200. The parties currently are engaged in document and deposition discovery in the matter. Tickets.com seeks monetary damages and injunctive relief which, if awarded or imposed, would have a material adverse effect on Ticketmaster. Ticketmaster is vigorously defending against the claims brought by Tickets.com. However, Ticketmaster can give no assurances that it will not incur material damages or costs in connection with the litigation.

Class Action Litigation Related To Magazine Sales

        Florida.    In the lawsuit entitled Victoria McLean v. Ticketmsater L.L.C. and Time, Inc., previously reported in the 2001 Form 10-K and the June 2002 Form 10-Q, on May 31, 2002, Ticketmaster and Time filed a summary judgment motion. That motion is presently scheduled to be heard in February 2003. Discovery is continuing. Ticketmaster believes the claims are without merit and expects to vigorously defend against the lawsuit.

        California.    In the lawsuit entitled Rupert Fowler, an individual, On Behalf of the General Public, Plaintiffs v. Ticketmaster Corporation, Time Inc., and Does 1-100 inclusive, Defendants, previously reported in the June 2002 Form 10-Q, pursuant to stipulation of the parties, the case was transferred to Los Angeles Superior Court on or about October 4, 2002. On November 6, 2002, it was assigned Los Angeles Superior Court case number BC 284584. Ticketmaster's response date presently is December 6, 2002. Ticketmaster believes the case is without merit, and is preparing to vigorously defend itself.

Home Shopping Network Consumer Class Action

        Illinois.    In the Home Shopping Network Consumer Class Action litigation in Illinois previously reported in the 2001 Form 10-K, on or about July 14, 2002, the HSN Defendants filed a motion for summary judgment on all claims of Plaintiff Varner (the sole remaining plaintiff who is an Illinois resident). The HSN Defendants continue to vigorously defend this action.

        Florida.    In the Home Shopping Network Consumer Class Action litigation in Florida previously reported in the Company's Form 10-Q for the quarter ended March 31, 2002, the HSN Defendants were served with the complaint and filed an answer and affirmative defenses in response to the complaint. The HSN Defendants intend to vigorously defend the action.

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

Item 5.    Other Information

        In the Company's Current Report on Form 8-K filed on October 24, 2002, the Company provided operating metrics for its subsidiaries. The quarter-ended information provided with respect to line items for Interval International was reversed and is corrected below. We have also provided information with respect to the nine month period ended September 30, 2002.

Key Operating Statistics
Interval International

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2002	Variance	2001	2002	Variance
Total Confirmations	154,565	166,771	12,206	521,830	567,581	45,751
Total Active Members	1,292,668	1,470,582	177,914	1,292,668	1,470,582	177,914

Item 6.    Exhibits and Reports on Form 8-K

        (a)  Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of USA filed as Exhibit 3.1 to USA's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, is incorporated herein by reference.
3.2	Amendment to Restated Certificate of Incorporation of USA, filed as Exhibit A to USA's Definitive Information Statement, filed on November 19, 2001, is incorporated herein by reference.
3.3
Certificate of Ownership and Merger Merging Taiwan Travel, Inc. into USA Networks, Inc., filed as Exhibit 3.3 to USA's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, is incorporated herein by reference.
3.4	Amended and Restated By-Laws of USA filed as Exhibit 99.1 to USA's Current Report on Form 8-K, filed on September 20, 2002, is incorporated herein by reference.
10.1	Extension of and Amendment to Employment Agreement between Julius Genachowski and USA, dated as of September 30, 2002.

        (b)  Reports on Form 8-K filed during the quarter ended September 30, 2002.

        On July 24, 2002, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, attaching a press release announcing its results for the quarter ended June 30, 2002 and under Item 9, Regulation FD Disclosure, attaching supplemental information.

        On August 7, 2002, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching investor presentation materials.

        On August 14, 2002, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching (i) the sworn statements of its Principal Executive Officer, Barry Diller, and its Principal Financial Officer, Dara Khosrowshahi, pursuant to Securities and Exchange Commission Order No. 4-460 and (ii) the certification of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        On September 20, 2002, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, attached USA's amended and restated Bylaws, and reporting the appointment of one new member to USA's Board of Directors to fill the vacancy created by the resignation of one director.

        On September 25, 2002, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, announcing that USA had completed its acquisition of Interval International, was considering the issuance of debt and may purchase its outstanding 6 3/4% senior notes due 2006.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2002	USA INTERACTIVE
	By:	/s/ BARRY DILLER Barry Diller Chairman and Chief Executive Officer
Name	Title	Date

/s/ BARRY DILLER Barry Diller	Chairman of the Board and Chief Executive Officer	November 14, 2002
/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 14, 2002
/s/ WILLIAM J. SEVERANCE William J. Severance	Vice President and Controller (Chief Accounting Officer)	November 14, 2002

CERTIFICATIONS

I, Barry Diller, Chairman and Chief Executive Officer of USA Interactive, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of USA Interactive;

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

Date: November 14, 2002
/s/ BARRY DILLER Barry Diller Chairman and Chief Executive Officer

I, Dara Khosrowshahi, Executive Vice President and Chief Financial Officer of USA Interactive, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of USA Interactive;

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

Date: November 14, 2002
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
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
USA INTERACTIVE AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS