Form 10-K
period 2002-12-31
USA INTERACTIVE
filed 2003-03-31
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on March 31, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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
Common Stock, $.01 par value
Warrants to acquire Common Stock

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes    ☒    No  ☐

        As of January 31, 2003, the following shares of the Registrant's common stock were outstanding:

Common Stock	431,237,119
Class B Common Stock	64,629,996

Total	495,867,115

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of January 31, 2003 was $7,640,340,170. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

Documents Incorporated By Reference:

        Portions of the Registrant's proxy statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

PART I

Item 1. Business

GENERAL

Overview

        During 2002, USA Interactive ("USA" or the "Company") completed two major transactions that together transformed the Company. In February 2002, USA completed its acquisition of a majority interest in Expedia, Inc. ("Expedia") and in May 2002, USA completed the contribution of its entertainment businesses to Vivendi Universal Entertainment LLLP ("VUE"), a new joint venture controlled by Vivendi Universal, S.A. ("Vivendi"). In addition, in January 2003, the Company completed its acquisition of all of the shares of Ticketmaster that it had previously not owned.

        As a result of these transactions, USA is a leading multi-brand interactive commerce company, transacting business worldwide via the Internet, television, and the telephone. Our portfolio of companies collectively enables billions of dollars worth of direct-to-consumer transactions across many areas, including home shopping, ticketing, personals, travel, teleservices and local services.

Lines of Business Summary

        USA recently reorganized its business into three groups: Electronic Retailing, Information and Services, and Travel Services.

  Electronic Retailing

        HSN-U.S. consists primarily of the HSN television network, HSN.com, and the America's Store television network. HSN sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs. HSN operates two retail sales programs in the United States, each 24 hours a day, seven days a week: HSN and America's Store. HSN.com serves as an alternative store front that allows consumers to shop for merchandise from HSN's inventory, rather than just viewing the current product offering on HSN's television programming. HSN.com also offers additional inventory that is not available on HSN's television programming.

        International TV Shopping consists primarily of Home Shopping Europe AG ("HSE-Germany") and EUVÍA. HSE-Germany operates a German-language home shopping business that is broadcast 24 hours a day to millions of households in Germany, Austria and Switzerland. EUVÍA operates two businesses, "Neun Live," a game-show oriented television channel and a travel-oriented shopping television channel under the brand name "Sonnenklar." International TV Shopping also includes USA's minority interests in home shopping businesses in Italy, China and Japan.

  Information and Services

        Ticketing consists primarily of Ticketmaster, ticketmaster.com and ReserveAmerica. Ticketmaster and ticketmaster.com provide offline and online ticketing services via the Internet, telephone and retail outlets and serve many of the foremost venues, entertainment facilities, promoters and professional sports franchises in the United States and abroad, including the United Kingdom, Australia, Ireland, Mexico, Norway, Denmark, the Netherlands and Canada. ReserveAmerica is a leading provider of outdoor recreation reservation services and software to United States federal and state agencies for camping activities, recreation ticketing and other access privileges to public land attractions.

        Personals currently consists primarily of Match.com, a leading subscription-based online matchmaking and dating service. Match.com, which served approximately 725,000 subscribers as of December 31, 2002, offers single adults a convenient and private environment for meeting other singles through its own website, match.com, as well as through its affiliate network which includes the AOL and MSN internet portals. USA has also announced that it has entered into an agreement to acquire uDate, a global online personals group based in the United Kingdom, which provides dating and matchmaking services through udate.com and kiss.com. The transaction is expected to close in the very near future.

        Local Services currently consists mainly of Citysearch, Entertainment Publications and Evite. Citysearch is a network of online local city guide sites that offer up-to-date local content for major cities in the United States and abroad. It also features a leading directory of local businesses in the United States and provides millions of listings, including local events, organizations and businesses. In addition to providing a free online invitation service, Evite offers reminder services, polling, electronic payment collection, photo sharing and maps. On March 25, 2003, USA completed its acquisition of Entertainment Publications, Inc. ("EPI"). Among other lines of business, EPI sells annual memberships for the well-known Entertainment® Book, which provides discount offers on dining, hotels, shopping and leisure activities. EPI serves many major markets and does business with tens of thousands of local merchants, as well as national retailers.

        Precision Response Corporation, or PRC, provides outsourced consumer care services, managing customer relationships for both large corporations and internet-focused companies for over 20 years. PRC offers an integration of teleservices, e-commerce customer care services, information technology and fulfillment services as part of a one-stop solution. PRC has developed proprietary Customer Relationship Management (CRM) technology for consumer care.

        ECS and Styleclick have worked together to provide end-to-end e-commerce solutions to service ECS' third-party clients, including online store design, development, merchandising and marketing. During 2002, ECS accounted for substantially all of Styleclick's revenue. In March 2003, ECS reached mutual agreement with its last remaining client regarding the termination of their relationship and as a result intends to wind down operations promptly following a transition period that is anticipated to continue until no later than June 2003. As previously disclosed by Styleclick, ECS has notified Styleclick of such matters.

  Travel Services

        Expedia is a leading online travel agency in the United States, offering travel services provided by approximately 450 airlines, approximately 43,000 lodging properties, all major car rental companies, numerous cruise lines, and multiple-destination service providers such as restaurants, attractions and tour providers. In addition to Expedia.com, Expedia also operates localized versions (either alone or through joint ventures) in the United Kingdom, France, Germany, Italy, the Netherlands and Canada. Expedia entered the United States' corporate travel market through the acquisition of Metropolitan Travel in July 2002. Shares of Expedia common stock trade on NASDAQ under the symbol EXPE.

        Hotels.com is a leading provider of discount hotel accommodations worldwide, providing service through its own websites, including hotels.com, its toll-free call centers, and through third-party marketing and distribution agreements. Hotels.com provides accommodations to travelers in hundreds of cities in North America, Europe, the Caribbean and Asia. Shares of Hotels.com Class A common stock trade on NASDAQ under the symbol ROOM.

        Interval International is a leading membership-services company providing timeshare exchange and other value-added programs to its timeshare-owning members and resort developers.

        TV Travel Shop, or TVTS, is a company based in the United Kingdom that owns and operates two television channels in the United Kingdom, "TV Travel Shop" and "TV Travel Shop 2," which sell vacation packages to viewers. TVTS also operates a related website and participates in a joint venture with TUI Group GmbH that operates TV Travel Shop-Germany.

Corporate Structure, Equity Ownership and Voting Control

        As a result of the Vivendi Transaction (see "Vivendi Transaction" below), the Ticketmaster acquisition and a transaction in June 2002 with Liberty Media Corporation ("Liberty") whereby Liberty exchanged all of its Home Shopping Network, Inc. shares for USA shares, USA simplified its corporate structure. Currently, all of its consolidated businesses are now wholly-owned except for (1) its three public subsidiaries, Expedia, Hotels.com, and Styleclick, (2) HSE-Germany and EUVÍA, which have minority partners, (3) Ventana Television, Inc., a collection of low-power television stations, in which USA has a 25% interest and (4) Interval International and Entertainment Publications, which have de minimus management ownership positions.

        As of January 31, 2003, USA owned approximately 60.0% of the equity and approximately 94.9% of the voting power of Expedia, approximately 68.6% of the equity and approximately 97.0% of the voting power of Hotels.com, and approximately 72.1% of the equity and approximately 96.3% of the voting power of Styleclick.

        As of January 31, 2003, Liberty, through companies owned by Liberty and companies owned jointly by Liberty and Mr. Diller, owned approximately 8.9% of USA's outstanding common stock and 79.2% of USA's outstanding Class B common stock, and Vivendi (through its subsidiaries) owned approximately 10.0% of USA's outstanding common stock and 20.8% of USA's outstanding Class B common stock. As a result of the Vivendi Transaction and the exchange of Home Shopping Network, Inc. shares by Liberty, Vivendi and Liberty each holds its interests directly in USA and not in USA subsidiaries.

        Subject to the terms of the Amended and Restated Stockholders Agreement, dated as of December 16, 2001, among Universal Studios, Inc. ("Universal"), Liberty, Barry Diller and Vivendi, Mr. Diller is effectively able to control the outcome of nearly all matters submitted to a vote or for the consent of USA's stockholders (other than with respect to the election by the holders of USA common stock of 25% of the members of USA's board of directors and certain matters as to which a separate class vote of the holders of USA common stock or USA preferred stock is required under Delaware law). In addition, pursuant to the Amended and Restated Governance Agreement, dated as of December 16, 2001, among USA, Vivendi, Universal, Liberty and Mr. Diller, each of Mr. Diller and Liberty generally has the right to consent to limited matters in the event that USA's ratio of total debt to EBITDA, as defined therein, equals or exceeds four to one over a continuous 12-month period.

        As of January 31, 2003, Mr. Diller (through companies owned jointly by Liberty and Mr. Diller, his own holdings and holdings of Vivendi and Liberty over which Mr. Diller generally has voting control pursuant to the Amended and Restated Stockholders Agreement) controlled approximately 66.2% of the outstanding total voting power of USA. As of January 31, 2003, there were 431,237,119 shares of USA common stock, 64,629,996 shares of USA Class B common stock and 13,118,182 shares of USA preferred stock outstanding.

Corporate History

        The Company was incorporated in July 1986 in Delaware under the name Silver King Broadcasting Company, Inc. ("Silver King"), as a subsidiary of Home Shopping Network, Inc. On December 28, 1992, Home Shopping Network, Inc. distributed the capital stock of Silver King to its stockholders. In December 1996, the Company completed mergers with Savoy Pictures Entertainment, Inc. ("Savoy") and Home Shopping Network, Inc., with Savoy and Home Shopping Network becoming subsidiaries of Silver King. At the same time as the mergers, the Company changed its name from Silver King Broadcasting Company, Inc. to HSN, Inc.

        In February 1998, in connection with its acquisition of USA Networks, a New York partnership that consisted of the USA Network and SCI-FI Channel cable television networks, and the domestic television business of Universal, the Company changed its name to USA Networks, Inc. In May 2002, the Company was renamed USA Interactive following the contribution of its Entertainment Group to VUE, a new joint venture controlled by Vivendi, with the common interests owned 93.06% by Vivendi and its subsidiaries, 5.44% by USA and its subsidiaries and 1.5% by Mr. Diller and his assignees. Additional details of the Vivendi Transaction are provided below.

  Selected Transactions

        On July 17, 1997, USA acquired a controlling interest in Ticketmaster Group, Inc. ("Ticketmaster Group") from Mr. Paul G. Allen in exchange for shares of USA's common stock. On June 24, 1998, USA acquired the remaining Ticketmaster Group common equity in a tax-free stock-for-stock merger.

        On September 28, 1998, Citysearch, Inc. merged with Ticketmaster Online (now known as ticketmaster.com), then a wholly owned subsidiary of Ticketmaster Corporation, to form Ticketmaster Online-Citysearch, Inc. ("Ticketmaster Online-Citysearch"). Following the merger, Ticketmaster Online-Citysearch was a majority-owned subsidiary of Ticketmaster Corporation, which in turn was a wholly owned subsidiary of Ticketmaster Group. Shares of Ticketmaster Online-Citysearch's Class B common stock were sold to the public in an initial public offering that was completed on December 8, 1998.

        On January 31, 2001, the business combination of Ticketmaster Online-Citysearch and Ticketmaster Corporation, then a wholly owned subsidiary of USA, was completed. The combined company was renamed Ticketmaster.

        On January 17, 2003, USA and Ticketmaster completed a transaction whereby a wholly owned subsidiary of USA merged into Ticketmaster, with Ticketmaster becoming a wholly owned subsidiary of USA. In the transaction, public stockholders of Ticketmaster received 0.935 of a share of USA common stock for each share of Ticketmaster common stock that they owned at the time of the merger, with USA issuing an aggregate of approximately 45.5 million shares of USA common stock.

        On May 10, 1999, the Company completed the acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of two entities which operated Hotel Reservations Network, since renamed Hotels.com, for cash payments totaling approximately $246 million. The sellers of the predecessor businesses also received additional consideration of 9,999,900 shares of Hotels.com Class A common stock.

        On March 1, 2000, Hotels.com completed an initial public offering.

        On April 5, 2000, USA completed its acquisition of Precision Response Corporation ("PRC"). In accordance with the terms of the merger agreement, USA issued 24.3 million shares of USA common stock in exchange for all of the outstanding equity of PRC.

        In early July 2002, USA acquired the direct and indirect interests of its partners Georg Kofler and Thomas Kirch in HSE-Germany, EUVÍA and an Italian-based home shopping business. For additional information, see "Description of Businesses—International TV Shopping," below.

        On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia. In the merger, USA issued to former holders of Expedia common stock who elected to receive USA securities an aggregate of approximately 20.6 million shares of USA common stock, approximately 13.1 million shares of $50 face value 1.99% cumulative convertible preferred stock of USA and warrants to acquire approximately 14.6 million shares of USA common stock at an exercise price of $35.10 per share.

        On March 19, 2003, USA announced that it had entered into an agreement to acquire all of the outstanding shares of Expedia, Inc. that it does not already own. Under the agreement, the Expedia stockholders will receive 1.93875 shares of USA common stock for each share of Expedia stock that they own. USA expects to issue approximately 92.5 million basic shares, and 124.9 million shares on a fully diluted basis, of its common stock in the Expedia merger. In addition, options and warrants to acquire Expedia stock will be converted into options and warrants to acquire USA common stock.

        Expedia and Hotels.com are under the common control of USA. As such, they have been exploring areas where they might work together in ways that would benefit their customers and stockholders. Although there continue to be many areas of their businesses where the companies can best achieve their goals through separate strategies and practices, there have been instances where, fully consistent with their existing contractual agreements, they have worked cooperatively, and we anticipate that they will continue to explore such possibilities in the future.

        On May 1, 2002, USA completed its acquisition of TV Travel Shop for approximately $100 million in cash and USA common stock.

        On September 24, 2002, USA completed its acquisition of Interval International for approximately $541.4 million in cash, less $16.2 million of cash acquired.

        On December 19, 2002, USA announced that it had entered into an agreement to acquire uDate.com, Inc., a global online personals group, which provides dating and matchmaking services through udate.com and kiss.com for approximately $150 million in USA common stock, subject to various adjustments. The transaction is expected to close in the very near future.

        On March 25, 2003, USA completed its acquisition of Entertainment Publications, Inc. ("EPI") for approximately $360 million in cash.

  Vivendi Transaction

        On May 7, 2002, USA and Vivendi completed a transaction whereby USA contributed USA's entertainment businesses to VUE, a joint venture that also holds the film, television and theme park businesses of Universal, a subsidiary of Vivendi. Vivendi and its subsidiaries control the joint venture, with the common interests owned 93.06% by Vivendi and its subsidiaries, 5.44% by USA and its subsidiaries and 1.5% by Mr. Diller and his assignees.

        As part of the transaction, USA and its subsidiaries received the following: (i) approximately $1.62 billion in cash, debt-financed by the joint venture, subject to tax-deferred treatment for a 15-year period; (ii) a $750 million face value Class A preferred interest in the joint venture, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in the joint venture, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Vivendi at its then face value with a maximum of approximately 43.2 million shares of USA common stock and 13.4 million shares of USA Class B common stock (for a total of 56.6 million USA common shares), provided that Vivendi may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) the 5.44% common interest referenced above, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election; and (v) cancellation of all of Vivendi's USANi LLC interests that had been exchangeable into USA common shares, including USANi LLC interests obtained from Liberty in a related transaction (see immediately below).

        In a related transaction, on May 7, 2002, Liberty exchanged 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transferred to Universal 25,000,000 shares of USA common stock, entities holding its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consists primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

        In addition, on May 7, 2002, USA issued to Vivendi ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share;

and 12,093,547 shares at $37.50 per share. In February 2003, Vivendi sold to an affiliate of Deutsche Bank all of its 24,187,094 warrants with an exercise price of $27.50 and 8,000,000 warrants with an exercise price of $32.50.

        As noted above, Mr. Diller, USA's chairman and chief executive officer, received a 1.5% common interest in VUE in return for his agreeing to specified non-competition provisions and to serve as chairman and chief executive officer of VUE. Mr. Diller's 1.5% common interest is subject to put and call rights with a minimum value of $275 million. In February 2002, Mr. Diller assigned to three executive officers of USA the right to receive beneficial interests in a portion of Mr. Diller's common interests in VUE. As a result of the assignments, Mr. Victor Kaufman, vice chairman and a director of USA, has an economic interest in Mr. Diller's VUE common interest subject to put and call rights with a minimum value of $15 million, each of Dara Khosrowshahi, executive vice president and chief financial officer of USA, and Julius Genachowski, executive vice president and general counsel of USA, has an economic interest in Mr. Diller's VUE common interest subject to put and call rights with a minimum value of $2.5 million, and Mr. Diller's economic interest in his VUE common interest has been reduced to 92.7% of the 1.5% common interest, subject to put and call rights with a minimum value of $255 million.

        USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months from May 7, 2002. Mr. Diller served as the chairman and chief executive officer of VUE from May 7, 2002 until March 19, 2003.

Additional Information

        The Company maintains a website at usainteractive.com. The information on the Company's website is not incorporated by reference in this Annual Report on Form 10-K.

        The Company makes available, free of charge through its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission ("SEC").

Risk Factors

        USA depends on its key personnel.    USA is dependent upon the continued contributions of its senior corporate management, particularly Mr. Diller, the chairman and chief executive officer of USA, and certain key employees for its future success. Mr. Diller does not have an employment agreement with USA, although he has been granted options to purchase a substantial number of shares of USA common stock.

        If Mr. Diller no longer serves in his positions at USA, USA's business, as well as the market price of USA common stock, could be substantially adversely affected. USA cannot assure you that it will be able to retain the services of Mr. Diller or any other members of its senior management or key employees.

        USA is controlled by Mr. Diller and in his absence will be controlled by Liberty Media Corporation.    Subject to the terms of an amended and restated stockholders agreement, dated as of December 16, 2001, among Universal, Liberty, Mr. Diller and Vivendi, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of USA's stockholders (other than with respect to the election by the holders of USA common stock of 25% of the members of USA's board of directors (rounded up to the nearest whole number) and matters as to which a separate class vote of the holders of USA common stock or USA preferred stock is required under Delaware law).

        In addition, under an amended and restated governance agreement, dated as of December 16, 2001, among USA, Vivendi, Universal, Liberty and Mr. Diller, each of Mr. Diller and Liberty generally has the right to consent to limited matters in the event that USA's ratio of total debt to EBITDA, as defined in the governance agreement, equals or exceeds 4:1 over a continuous 12-month period. USA cannot assure you that Mr. Diller and Liberty will consent to any such matter at a time when USA is highly leveraged, in which case USA would not be able to engage in such transaction or take such actions.

        Upon Mr. Diller's permanent departure from USA, Liberty generally would be able to control USA through its ownership of shares of USA Class B common stock.

        USA's success depends on maintaining the integrity of its systems and infrastructure.    A fundamental requirement for online commerce and communications is the secure transmission of confidential information, such as credit card numbers or other personal information, over public networks. USA's current security measures may not be adequate and, if any compromise of USA's security were to occur, it could have a detrimental effect on USA's reputation and adversely affect its ability to attract customers. As USA's operations continue to grow in both size and scope, USA will need to improve and upgrade its systems and infrastructure. This may require USA to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase.

        USA relies on its own affiliates' and third-party computer systems and service providers to facilitate and process a portion of its transactions. Any interruptions, outages or delays in these services, or a deterioration in their performance, could impair USA's ability to process transactions for its customers and the quality of service USA can offer to them. It is unlikely that USA could make up for the level of orders lost in these circumstances by increased phone orders.

        System interruption and the lack of integration and redundancy in our information systems may affect our business.    USA's subsidiaries rely on computer and other systems in order to provide their services to customers. At times, USA subsidiaries may experience occasional system interruptions that make some or all systems unavailable or prevent the subsidiaries from efficiently fulfilling orders or providing services to third parties. To prevent system interruptions, USA and its subsidiaries continually add additional software and hardware and upgrade systems and network infrastructure to accommodate both increased traffic on websites and increased sales volume. Computer and communications systems of USA and its subsidiaries could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions. Any of these events could cause system interruption, delays and loss of critical data, and could prevent USA subsidiaries from providing services to third parties. While USA and its subsidiaries do have backup systems for certain aspects of operations, the systems are not fully redundant and disaster recovery planning may not be sufficient for all eventualities. In addition, USA and its subsidiaries may have inadequate insurance coverage or insurance limits to compensate for losses from a major interruption. If any of this were to occur, it could damage the reputation of USA and its subsidiaries and be expensive to remedy.

        Declines or disruptions in the industries in which USA operates, such as those caused by terrorism, war or general economic downturns, could harm USA's businesses. In addition, a negative financial performance of companies in which USA is the majority stockholder can have a negative affect on USA's stock price.    USA's businesses in general are sensitive to trends or events that are outside of USA's control. For example, adverse trends or events, such as general economic downturns, decreases in consumer spending, work stoppages and political instability, may reduce the popularity and frequency of the events to which USA sells tickets, reduce travel and may affect call center and other operations in areas where these trends or events occur. The occurrence of any of these adverse trends or events could significantly impact USA's businesses, results of operations or financial condition. In addition,

USA's stock price may be adversely affected by negative reports of the results of operations or declines in the stock price of companies in which USA is a major stockholder, regardless of the affect these negative reports or stock price declines may have on our business, financial condition, results of operations or cash flow.

        Travel is highly sensitive to traveler safety concerns, and thus declines after acts of terrorism impact the perceived safety of travelers, could significantly impact USA's businesses, results of operations or financial condition. In the aftermath of the terrorist attacks of September 11, 2001, for example, the travel industry experienced a protracted decrease in demand for air travel due to fears regarding additional acts of terrorism and increased costs and reduced operations by airlines due, in part, to new security directives adopted by the Federal Aviation Administration. USA cannot predict the future scope and effects of these changes, which could significantly impact USA's long-term results of operations or financial condition.

        USA may experience operational and financial risks in connection with its acquisitions. In addition, some of the businesses USA acquires may incur significant losses from operations or experience impairment of carrying value.    USA's future growth may be a function, in part, of acquisitions. To the extent that USA grows through acquisitions, it will face the operational and financial risks commonly encountered with that type of a strategy. USA would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting its ongoing business, dissipating its limited management resources and impairing its relationships with employees and customers of acquired businesses as a result of changes in ownership and management. Some of USA's acquisitions may not be successful and their performances may result in the impairment of their carrying value.

        Changing laws and regulations, and legal uncertainties, regarding the Internet may impair USA's growth and harm its businesses.    A number of proposed laws and regulations regarding the Internet, including with respect to consumer privacy, have been proposed or considered that could impact USA's businesses. USA cannot predict whether any of these types of laws or regulations will be enacted or amended and what effect, if any, such laws or regulations would have on its businesses, financial condition or results of operations. In addition, the application of various sales, use and other tax provisions under state and local law to USA's historical and new products and services sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities. USA believes it is compliant with these tax provisions, but there can be no assurances that taxing authorities will not take a contrary position or that such positions will not have a material adverse effect on USA's businesses, financial condition and results of operations. For additional information, see "Regulation" below.

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

        These forward-looking statements are subject to risks, uncertainties and assumptions that may affect the operations, performance, development and results of our business and include, but are not limited to the risk factors described under the section "Risk Factors" above, and the following:

  •
  Material adverse changes in economic conditions generally, or in such conditions affecting USA's markets or industries;

  •
  Future regulatory and legislative actions and conditions affecting USA's operating areas;

  •
  Competition from others;

  •
  Successful integration of our divisions' management structures;

  •
  Product demand and market acceptance;

  •
  The ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;

  •
  The ability to maintain the integrity of USA's systems and infrastructure;

  •
  The ability to expand into and successfully operate in foreign markets;

  •
  Obtaining and retaining key executives and employees;

  •
  Acts of terrorism; and

  •
  War or political instability.

        We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

DESCRIPTION OF BUSINESSES

Electronic Retailing

  HSN-U.S.

        HSN sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs that are transmitted via satellite to cable television systems, direct broadcast satellite ("DBS") operators, affiliated broadcast television stations and satellite dish receivers. HSN operates two retail sales programs in the United States, each 24 hours a day, seven days a week: HSN and America's Store.

        HSN's retail sales and programming are intended to promote sales and customer loyalty through a combination of product quality, price and value, coupled with product information and entertainment. HSN and America's Store programs are divided into segments that are televised with a host who presents the merchandise, sometimes with the assistance of a guest representing the product vendor, and conveys information relating to the product. Viewers purchase products by calling a toll-free telephone number or via HSN.com.

        As of December 31, 2002, HSN was available in approximately 78.5 million unduplicated households, including approximately 76.6 million cable and DBS households. These numbers include the reduction in household carriage, as shown in the table below, as of January 14, 2002, as a result of the last of the USA stations sold to Univision converting from HSN programming to Univision programming. See "Broadcast Television Distribution" below.

        The following table highlights the changes in the estimated unduplicated television household reach of HSN, by category of access for the year ended December 31, 2001, through January 14, 2002 and for the year ended December 31, 2002:

	Cable/DBS(1)(2)	Broadcast(1)(3)	Other	Total
	(In thousands of households)
Households—December 31, 2001	73,134	8,652	871	82,657
(Deletions) after year end due to Disengagement(4)	(2,054)	(7,253)	0	(9,307)
Households—January 14, 2002	71,080	1,399	871	73,350
Net additions/(deletions)	5,496	(39)	(269)	5,188
Households—December 31, 2002	76,576	1,360	602	78,538

(1)
Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated household reach.

(2)
Cable households included 17.1 million and 14.7 million direct broadcast satellite households at December 31, 2002 and 2001, respectively, and therefore are excluded from other.

(3)
See "Broadcast Television Distribution" below for a discussion of the disaffiliation of certain stations from HSN in 2002 and 2003.

(4)
Households lost as a result of the conversion of the majority owned stations sold to Univision by USA, from HSN programming to Univision programming. See "Broadcast Television Distribution" below.

        According to industry sources, as of December 31, 2002, there were 106.6 million homes in the United States with a television set, of those, there were 74.4 million basic cable television subscribers, 17.1 million DBS subscribers and 601,568 homes with satellite dish receivers.

        As of December 31, 2002, America's Store reached approximately 4.8 million cable television households, of which approximately 1.5 million were distributed on a digital tier. Of the total cable television households receiving America's Store, 4.6 million also receive HSN.

        Cable Television Distribution.    HSN has entered into affiliation agreements with cable system operators to carry HSN and/or America's Store. These agreements are multi-year arrangements, and obligate the cable operator to assist with the promotional efforts of HSN by carrying commercials promoting HSN and America's Store and by distributing HSN's marketing materials to the cable operator's subscribers. All cable operators receive significant compensation for carriage, including a commission based on a percentage of the net merchandise sales within the cable operator's franchise area and, generally, additional compensation consisting of the purchase of advertising availabilities from cable operators on other programming networks, commission guarantees for the operator, and/or upfront payments to the operator in return for commitments to deliver a minimum number of HSN subscribers for a certain number of years. From time to time, a cable network operated by HSN will be distributed on one or more cable systems without a distribution agreement in effect while the parties negotiate a new agreement, a process that may be protracted. While the cessation of carriage by a major cable operator would have a negative impact on the financial results of HSN, the Company has successfully managed the distribution agreement process in the past, and believes it will continue to do so. For additional information, see "Regulation—Cable Ownership" section below.

        Broadcast Television Distribution.    HSN has entered into affiliation agreements with television stations to carry HSN and America's Store programs. As of December 31, 2002, HSN had affiliation agreements with 1 full-time, full-power television station, 22 part-time, full-power television stations and 84 low-power television stations for the carriage of HSN and America's Store programs. The affiliation agreements have terms ranging from several weeks to several years. All television station affiliates receive an hourly or monthly fixed rate for airing HSN and America's Store programs. A full-power television station is generally carried by cable operators within the station's coverage area. For more information, see "Regulation—Must-Carry Rights." Low-power stations are rarely carried by cable systems and may be displaced by broadcast digital television transmissions.

        In addition to these affiliation agreements with independently owned television stations, USA formerly carried HSN on a full-time basis on 10 of its 13 owned and operated full-power television stations and 27 low-power television stations. On December 7, 2000, USA entered into an agreement to transfer its 13 full-power television stations and its minority interest in 4 other full-power television stations (three of which carried HSN) to Univision in a series of closings in 2001, with the final payment made on January 14, 2002, the last of the USA stations converted to Univision programming. HSN therefore relies on the contractual obligations with cable operators to receive HSN programming via the direct satellite feed, as described below. In 2001, USA also sold the 27 low-power television stations to Ventana Television, Inc., subject to long-term affiliation agreements with HSN, with USA retaining a 25% interest in the low-power television stations.

        As noted in the Company's previous filings, the majority of the stations sold to Univision are located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN initially lost approximately 12 million broadcast homes and accordingly, HSN's operating results were affected. Based on current estimates, HSN believes that lost sales, translated on a pro forma basis for 2001, were $137.4 million, and estimated lost Adjusted EBITDA was $27.4 million. These amounts are higher than original estimates. In addition, in order to effectively transfer HSN's distribution to cable, in 2002, HSN incurred charges of approximately $31.7 million, in the form of payments to cable operators and related marketing expenses, including $2.2 million of redemptions of coupons offered to customers impacted by disengagement. HSN expects that total disengagement expenses will be approximately $100 million, which payment will offset HSN's pre-tax proceeds from the Univision transaction, which totaled $1.1 billion. These disengagement costs are excluded from Adjusted EBITDA.

        Direct Broadcast Satellite Distribution.    HSN has entered into affiliation agreements with the two largest direct broadcast satellite operators to carry HSN. The agreements are multi-year arrangements, and obligate the direct broadcast satellite operator to deliver a minimum number of HSN subscribers throughout the term in consideration for a distribution payment and a commission based on net merchandise sales to such subscribers. The direct broadcast satellite operators are also obligated to assist with the promotional efforts of HSN by carrying commercials promoting HSN and by distributing HSN's marketing materials to its subscribers.

        Satellite Transmission Uplink.    HSN produces its programming in its studios located in St. Petersburg, Florida. HSN and America's Store programs are distributed to cable television systems, broadcast television stations, direct broadcast satellite, and/or satellite antenna owners by means of HSN's satellite uplink facilities to satellite transponders leased by HSN.

        HSN has lease agreements securing full-time use of two transponders on two domestic communications satellites. The terms of two of the satellite transponder leases utilized by HSN are for the life of the satellites, which are projected through November of 2004 for the satellite presently carrying HSN and through May of 2005 for the satellite carrying America's Store.

        HSN has entered into a long-term satellite transponder lease to provide for continued carriage of HSN on a replacement satellite in the event of a failure of the satellite currently carrying HSN programming. Although HSN believes it is taking every reasonable measure to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmissions will not occur. Such a termination or interruption of service by one or both of these satellites could have a material adverse effect on the operations and financial condition of USA.

        The FCC grants licenses to construct and operate satellite uplink facilities that transmit signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. HSN has been granted one license for operation of C-band satellite transmission facilities and one license for operation of KU-band satellite transmission facilities on a permanent basis in Clearwater and St. Petersburg, Florida.

        HSN.com.    HSN operates HSN.com as a transactional e-commerce site. HSN.com serves as an alternative store front that allows consumers to shop for merchandise from HSN's inventory, rather than just viewing the current product offering on HSN's television programming. It also offers additional inventory that is not available on HSN's television programming.

        HSN.com offers specialized product shopping areas based on product categories, key brands, guest personalities and other areas of interest. It also offers editorial and informational content, such as photographs and information about HSN show hosts and guest personalities, tips for consumers on improving their lives, customer service and television programming information. In addition, HSN.com offers special features such as streaming video of HSN's television programming, live chats with celebrity guests, and special interactive features such as personalized modeling for fashions.

        HSN.com was profitable on an operating basis within three months of its launch in 1999, and has grown to become an important selling platform for HSN, generating approximately 11.6% of total U.S. sales in 2002.

  International TV Shopping

        HSE-Germany.    HSN owns approximately 90% of Home Shopping Europe AG, a German corporation ("HSE-Germany"). The other 10% is owned by Quelle, a major German mail order company, which is part of the Karstadt Quelle Group, a major German brick and mortar retailer. HSE-Germany operates a German-language home shopping business that is broadcast 24 hours a day by television in Germany, Australia and Switzerland and also generates sales on its own website.

        HSE-Germany's rights to broadcast its home shopping programming is regulated by the German state media authorities in each of Germany's 16 states. HSE-Germany qualifies as a so-called "media service" which does not require the grant of a broadcasting license, but in each German state, it is subject to a process under which the limited number of available analog cable channels is periodically reallocated among competing TV stations and media services. As a result, HSE-Germany typically obtains the right to broadcast its programming in a given state on a given cable channel for approximately 18-24 months before it must again demonstrate to the applicable authority that it should be given the right to continue broadcasting in that state's cable networks. No assurance exists that HSE-Germany will be able to maintain its existing rights to broadcast its programming in the cable networks of each of Germany's states. The above process does not affect the possibility of broadcasting HSE-Germany's programming via satellite in Germany.

        As of December 31, 2002, HSE-Germany had 18,809,113 cable and 8,639,208 satellite subscribers in Germany, 776,491 cable and 997,200 satellite subscribers in Austria, and 1,174,533 cable and 220,000 satellite subscribers in Switzerland.

        EUVÍA.    HSN owns approximately 48.6% of EUVÍA Media AG & Co. KG, a German partnership that operates two TV broadcasting businesses in Germany ("EUVÍA"). HSN expects that it will transfer 3% of its interest in EUVÍA to Dr. Georg Kofler with HSN retaining voting control of such shares through a voting rights agreement with Dr. Kofler. ProSiebenSat.1 Media AG, a large German television company, owns approximately 48.4% of EUVÍA. The remaining 3% of EUVÍA, over which HSN also has voting control, is owned by EUVÍA's CEO. The first business EUVÍA operates is "Neun Live," an interactive game show TV channel. The second is a travel oriented TV channel that uses the brand name "Sonnenklar," and which mainly sells package travel tours via its television programming and via its internet website. Neun Live is distributed throughout Germany via satellite, cable and terrestrial antenna, and as of December 31, 2002, it reached approximately 27 million households. Through May 15, 2002, Sonnenklar was primarily distributed on Neun Live, and could be viewed for approximately 2.25 hours per day. On May 15, 2002, Sonnenklar began broadcasting via digital satellite and was distributed to approximately 2 million additional households. Beginning March 1, 2003,

Sonnenklar reached an additional 13.2 million households when it began broadcasting over an analog satellite.

        EUVÍA's businesses are subject to regulation in Germany by the German media authorities and the German state lottery authorities. EUVÍA's businesses, like HSE-Germany, must obtain and periodically maintain its rights to use a cable channel in each of the 16 German states. In addition, Neun Live's program is considered TV entertainment, which requires the grant of a broadcasting license. Neun Live's broadcasting license was recently extended to the year 2011 by the competent Germany authority. In addition, EUVÍA must continuously demonstrate to the state lottery authorities that Neun Live's game show formats do not resemble gambling under German law. For more information, see "Regulation—German Lottery Regulations." No assurance exists that EUVÍA will be able to maintain its existing rights to broadcast its programming in each of Germany's states or that, in the future, its game show formats will not be considered by some or all of the German states to resemble gambling and would therefore require EUVÍA to reformat its programming, either of which could have a material adverse effect on EUVÍA's business.

        Other.    International TV Shopping also includes minority ownership interests in TV shopping ventures in China, Japan and Italy. HSN has a 21% stake in TVSN (China) Holdings Ltd., a televised shopping business broadcasting in Mandarin Chinese from facilities in Shanghai, People's Republic of China. HSN has a right to acquire an additional 15% stake in TVSN before June 15, 2003, then another 15% stake before June 15, 2004. HSN has a 30% interest in Jupiter Shop Channel Co. Ltd., a venture based in Tokyo, Japan, which broadcasts televised shopping 24 hours a day, of which 60 hours per week are devoted to live shopping. As a result of transactions in late 2002, HSN also currently owns a minority interest in Home Shopping Europe S.p.A ("Home Shopping Europe-Italy") of approximately 36% through its German subsidiary H.O.T. Networks, leaving HSN with a passive interest without any funding obligations.

Information and Services

  Ticketing

        Ticketmaster is a leading provider of ticketing services with over 8,000 domestic and foreign clients, including many of the foremost entertainment facilities in the United States, the United Kingdom, Australia, Ireland, Mexico, Norway, Denmark, the Netherlands and Canada, promoters and professional sports franchises. Ticketmaster's family of ticketing businesses includes both online and offline live event ticketing and camping reservations operations.

        Ticketmaster provides its domestic and international clients with comprehensive ticket inventory control and management, a broad distribution network and dedicated marketing and support services. Ticket orders are received and fulfilled through operator-staffed call centers, independent sales outlets remote to the facility box office and through the ticketmaster.com website as well as other Ticketmaster owned websites such as Ticketweb.com, Admission.com, Museumtix.com and international versions of these websites. Ticketing revenue is generated principally from convenience charges and order processing fees received by Ticketmaster for tickets sold on its clients' behalf. Ticketmaster generally serves as an exclusive agent for its clients and typically assumes no financial risk for unsold tickets.

        Ticketmaster sold 95.1 million tickets in fiscal year 2002, generating revenues of $655 million. Gross transaction value for fiscal year 2002 was $4.3 billion.

        Ticketmaster has continued to expand its ticketing operations into territories outside of the United States, and has experienced growth in these markets as the number of tickets sold has increased from 17.8 million to 23.7 million from fiscal year 2001 to fiscal year 2002, resulting in increased revenues from international ticket sales.

        Ticketmaster also has expanded its ticket distribution capabilities through the continued development of the ticketmaster.com website and related international websites, which are designed to promote ticket sales for live events and disseminate event information. Ticketmaster has experienced growth in ticket sales through its websites in recent years and this trend is expected to continue during the next several fiscal years, although at a slower pace. For the year ended December 31, 2002, online ticket sales through ticketmaster.com and related websites accounted for approximately 40.6% of Ticketmaster's ticketing business, with ticket sales of approximately 38.6 million tickets having a gross dollar value of almost $2 billion.

        Ticketmaster believes that its proprietary operating system and software, which is referred to as the Ticketmaster System, and its extensive distribution capabilities provide it with benefits that enhance Ticketmaster's ability to attract new clients and maintain its existing client base. The Ticketmaster System, which includes both hardware and software, is typically located in a data center that is managed by Ticketmaster staff. The Ticketmaster System provides a single, centralized inventory control and management system capable of tracking total ticket inventory for all events, whether sales are made on a season, subscription, group or individual ticket basis. All necessary hardware and software required for the use of the Ticketmaster System is installed in a client's facility box office, call centers or remote sales outlets. The Ticketmaster System is capable of processing over 100,000 tickets per hour, and each of its 26 regional computer systems can support 44,000 users, of which as many as 7,500 can theoretically be actively using the system at any one time.

        Ticketmaster has a comprehensive ticket distribution system that includes approximately 3,500 retail Ticket Center outlets and 19 worldwide call centers with approximately 2,000 operator and customer service positions. Ticketmaster provides the public with convenient access to tickets and information regarding live entertainment events. Ticket purchasers are assessed a convenience charge for each ticket sold outside of the venue box office by Ticketmaster on behalf of its clients. These charges are negotiated and included in Ticketmaster's contracts with its clients. The versatility of the Ticketmaster System allows it to be customized to satisfy a full range of client requirements.

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

        Ticketmaster generally does not buy tickets from its clients for resale to the public and typically assumes no financial risk for unsold tickets. All ticket prices are determined by Ticketmaster's clients. Ticketmaster's clients also generally determine the scheduling of when tickets go on sale to the public and what tickets will be available for sale through Ticketmaster. Facilities and promoters, for example, often handle group sales and season tickets in-house. Ticketmaster only sells a portion of its clients' tickets, the amount of which varies from client to client and varies as to any single client from year to year.

        Ticketmaster believes that the Ticketmaster System provides its clients with numerous benefits, including (1) broader and expedited distribution of tickets, (2) centralized control of total ticket inventory as well as accounting information and market research data, (3) centralized accountability for ticket proceeds, (4) manageable and predictable transaction costs, (5) wide dissemination of information about upcoming events through Ticketmaster's call centers and outlets, ticketmaster.com and other media platforms, (6) the ability quickly and easily to add additional performances if warranted by demand and (7) marketing and promotional support.

        Pursuant to its contracts with clients, Ticketmaster is granted the right to collect from ticket purchasers a per ticket convenience charge on all tickets sold at remote sales outlets, by telephone, through ticketmaster.com and other media. There is an additional per order "order processing" fee on all tickets sold by Ticketmaster other than at remote sales outlets. Generally, the amount of the convenience charge is determined during the contract negotiation process, and typically varies based upon numerous factors, including the services to be rendered to the client, the amount and cost of equipment to be installed at the client's box office and the amount of advertising and/or promotional allowances to be provided, as well as the type of event and whether the ticket is purchased at a remote sales outlet, by telephone, through ticketmaster.com or otherwise. Any deviations from those amounts for any event are negotiated and agreed upon by Ticketmaster and its client prior to the commencement of ticket sales. During fiscal year 2002, the convenience charges generally ranged from $2.00 to $8.50 per ticket and the order processing fees generally ranged from $0 to $5.00. Generally, the agreement between Ticketmaster and a client will also establish the amounts and frequency of any increases in the convenience charge and order processing fees during the term of the agreement.

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

        ticketmaster.com, Ticketmaster's primary online ticketing website, is a leading online ticketing service. The service enables consumers to purchase tickets over the Web for live music, sports, arts and family entertainment events presented by Ticketmaster's clients. Consumers can access the service at ticketmaster.com, from Ticketmaster's affiliate's websites, including citysearch.com, and through numerous direct links from banners and event profiles hosted by approved third party websites. In addition to these services, the ticketmaster.com website and related international websites provide local information and original content regarding live events for Ticketmaster clients throughout the United States, Canada, Denmark, the Netherlands, Ireland, Norway and the United Kingdom. Ticketmaster has also entered into joint ventures, which provide ticket distribution services in Australia, Mexico and throughout South America.

        TicketWeb is a leading provider of self-service, Internet-based box-office ticketing operations. TicketWeb revenue is generated principally from convenience charges and order processing fees received by TicketWeb for tickets sold on its clients' behalf. TicketWeb's primary clients are small- to medium-sized venues and event promoters that generally sell fewer than 5,000 tickets per year. In exchange for a license fee, TicketWeb provides its clients with password-protected access to TicketWeb's proprietary system. Using a standard Internet web browser, TicketWeb clients can perform a full range of box-office operations, such as create and edit events, monitor ticket sales, download will-call lists and take advantage of TicketWeb's sales and marketing tools.

        ReserveAmerica is a campground reservation services company. ReserveAmerica is a leading provider of outdoor recreation reservation services and software to United States federal and state agencies for camping activities, recreation ticketing and other access privileges to public land attractions. ReserveAmerica also offers its software and services to private campgrounds. The ReserveAmerica system permits the general public to make camping reservations and obtain access to public recreation attractions over the Internet, by telephone and in person. ReserveAmerica's Internet sites reserveamerica.com, reserveusa.com, and bwcaw.org service up to 400,000 visitors daily, and its four telephone call centers are located in New York, California, Florida and Wisconsin.

  Personals

        Match.com is a leading online matchmaking and dating service that offers single adults a convenient and private environment for meeting other singles. Match.com's personals operations, including the One & Only Network, feature more than 8 million members with profiles posted or who are active users. As of December 31, 2002, the personals operations had approximately 725,000 paying subscribers.

        Match.com is designed to provide adults with a fun, private and secure environment for meeting other single adults. Match.com provides users with access to other users' personal profiles and also enables a user interested in meeting another user to send email messages to that user through Match.com's double-blind anonymous email system. Email recipients respond depending on their interest in the sender. It is free to post a profile on Match.com and to use any of the searching and matching tools available on the site. Match.com charges a subscription fee to users who wish to initiate or respond to an email to another Match.com member, starting with a single-month term, with discounts for longer term subscriptions. Match.com seeks to maintain a balanced number of male and female users by, among other things, implementing a number of measures designed to keep the site secure for use by single women.

        Match.com has entered into partnerships and strategic alliances with third parties in order to increase subscriptions in general as well as to target particular segments of its potential subscriber base. Typically, these partners earn a commission on each customer subscription they sell into the Match.com service. Match.com expects to continue to pursue strategic alliances and partnerships domestically and in foreign markets, both through its affiliate program and through agreements with third parties, in an effort to expand its overall subscriber base and to encourage subscriptions from targeted audiences. Match.com purchases advertising on websites, including strategic placement of ads on web pages related to romance and personals, as well as on television, in print and through outdoor advertising in an effort to increase subscriptions and promote the Match.com brand name. As part of this expansion, in April 2002, Soulmates Technology Pty Ltd, a global online personals group providing dating and matchmaking services in approximately 30 countries worldwide, was acquired.

        uDate.    On December 19, 2002, USA announced that it had entered into an agreement to acquire uDate.com, Inc., a global online personals group based in Derby, England, for approximately $150 million in USA common stock, subject to various adjustments. The acquisition is expected to close in the very near future. uDate is a global online personals group with members in more than 100 countries around the world and operates two Web properties, udate.com and kiss.com.

  Local Services

        Citysearch is a network of local city guide websites that offer primarily original local content for major cities in the United States and abroad, as well as practical transactional tools. The city guides provide up-to-date, locally produced information about a city's arts and entertainment events, bars and restaurants, recreation, community activities and businesses (shopping and professional services), real estate related information and travel information. In addition, Citysearch city guides support online local transactions, including ticketing, hotel and restaurant reservations, travel and matchmaking through affiliations with leading e-commerce websites providing these products. Citysearch also features a comprehensive directory listing, similar to a yellow pages directory, of local businesses in over 3,000 zip codes in the United States.

        Citysearch features city guide web sites in every metropolitan area in the United States, of which all but three are owned and operated by Citysearch and the remaining three of which are partner-led.

During 2002, Citysearch reduced the number of domestic markets in which it maintains local sales and content staff for from 15 to 13, continuing the trend it began in 2001 of realigning city guide focus to a more regionally based structure. Also during 2002, Citysearch increased the number of its partner-led international Citysearch websites from 43 to 48. Citysearch's international media partners bring capital, brand recognition, promotional strength and local knowledge to their city guides and allow Citysearch to build out its international network of sites faster than it could solely through owned and operated sites.

        Citysearch provides local, regional and national businesses with a wide range of Web advertising options designed to reach growing local audiences. Throughout 2002, Citysearch continued to shift its focus from comprehensive web site design and hosting, toward advertising solutions that are more targeted and client driven.

        Citysearch revenues are generated through the sale of online advertising, both local and national, product licensing and consulting services and to a smaller extent, transaction fees from affiliate partners. Local advertising revenues are derived primarily from sale of self-enrollment enhanced listings in search results, in context advertising, targeted electronic mail promotions and targeted sponsorship packages. In addition, though becoming a smaller part of the total revenue stream, Citysearch continues to generate local advertising income from website development, hosting and placement in Citysearch's directory listings, although this business is becoming a smaller part of the total revenue stream.

        Entertainment Publications ("EPI") is a leading marketer of coupon books, discounts and merchant promotions. EPI serves more than 160 major markets and does business with approximately 70,000 local merchants and national retailers representing 275,000 North American locations. The company's main membership product—the Entertainment® Book—contains discount offers from local and national restaurants and hotels, leading national retailers, and other merchants specializing in leisure activities. More than eight million memberships are sold annually. A unique feature of the Entertainment® Book is that it is usually sold as a fund-raiser, with a percentage of sale proceeds retained by schools, community groups and other non-profit organizations. Sales from Entertainment Publications' products, including Sally Foster Gift Wrap®, raise nearly $90 million annually for these causes.

        Evite.    Also included in the local services group is Evite, a free online invitation service. In addition to its invitation service, Evite offers a reminder service, polling, electronic payment collection, photo sharing and maps. Evite now averages more than 4.4 million sent invitations per month. Evite revenues are principally derived from online advertising and transaction fees generated from sponsorship partners integrated throughout the Evite service.

  Precision Response Corporation

        Precision Response Corporation and its subsidiaries ("PRC") provide outsourced consumer care services. PRC offers a fully-integrated mix of traditional call center and e-commerce customer care solutions, to service and care for the consumers of its clients, which include both large corporations and internet-focused companies.

        PRC offers an integration of teleservices, e-commerce customer care services, information technology, which includes database marketing and management, and fulfillment services as part of a one-stop solution, providing a cost-effective and efficient method for its clients to manage their growing customer service and marketing needs. PRC has developed proprietary technology applications to support the customer service needs of its clients. In addition, PRC is a strategic platform partner of Siebel Systems, Inc. for customer relationship management software and a partner of Intervoice for sophisticated interactive voice response and speech recognition technology. PRC is typically involved in all stages of formulating, designing and implementing its clients' customer service and marketing programs. USA believes that this integrated, solution-oriented approach, combined with the sophisticated use of advanced technologies, provides a distinct competitive advantage in attracting and retaining clients seeking cost-effective ways to contact and service prospective and existing customers.

        PRC's consumer care operations allow clients to establish and maintain direct communications with their customers. PRC is experienced in a variety of industries including travel, telecommunications, financial services, consumer goods and services, hospitality, and energy. In late 2002, PRC created an operating unit, "PRC Energy," dedicated to the unique needs of utility clients. PRC believes that its experience, combined with superior training of representatives and leading-edge technology, enables it to service consumer oriented industries in a highly effective manner.

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

  ECS and Styleclick

        ECS.    USA Electronic Commerce Solutions LLC ("ECS") was formed in October 1999 as a wholly owned subsidiary of USA. ECS' services have included, directly and through its relationships with other USA affiliates, including Styleclick, the provision of fulfillment, customer service and customer care, website e-commerce enablement, merchandising, marketing and catalog distribution. As of December 31, 2002, ECS operated and managed the online store for the National Basketball Association ("NBA") for its NBA.com website and, pursuant to a transition services agreement that lasted until March 2003, for Turner Sports Interactive, Inc. ("TSI"), a subsidiary of AOL Time Warner, Inc., for its NASCAR.com website.

        During the second half of 2002, ECS terminated, on mutually-agreeable terms, e-commerce and services agreements with the National Hockey League (the "NHL") (with respect to its NHL.com site); TSI (with respect to its NASCAR.com website); SportsLine, Inc. ("SportsLine") (with respect to its CBS SportsLine.com and mvp.com sites); and the PGA Tour (with respect to all of its Tour-branded websites, including PGATour.com).

        In March 2003, ECS terminated, on mutually agreeable terms, its e-commerce and services agreement with the NBA (with respect to its NBA.com site), ECS's last remaining client. As a result of such termination, ECS intends to wind down its operations promptly following a transition period that is anticipated to continue until no later than June 2003.

        Styleclick, a majority owned subsidiary of USA, provides outsourced e-commerce technology, services and products, including website design, development and hosting, product imaging, online stores, merchandising technologies, catalog design, and outbound email marketing services.

        ECS was Styleclick's largest customer and represented over 98% of Styleclick's revenue in 2002. Throughout 2002, Styleclick continued to incur significant net losses from continuing operations and had a net capital deficiency that raised substantial doubt about its ability to continue as a going concern.

        In January 2002, Styleclick was delisted from NASDAQ.

        In the third quarter of 2002, Styleclick and ECS entered into a services agreement, pursuant to which Styleclick provides certain services to ECS, including information technology support, human resources support, catalog design, email distribution, marketing database management and a pro rata allocation of rent and utilities for shared physical space. ECS pays to Styleclick a fee of approximately $101,000 per month for such services, subject to certain rights of termination by ECS. In March 2003, ECS notified Styleclick that it was terminating the catalog design component of its services agreement on 90 days' notice.

        During the second half of 2002, ECS advised Styleclick that ECS and SportsLine, the PGA Tour, the NHL and TSI had mutually terminated their respective relationships.

        In March 2003, ECS notified Styleclick that it had terminated its relationship with the NBA, ECS' last remaining client. As a result, following a transition period that is anticipated to continue until no later than June 2003, Styleclick will no longer provide services to the NBA on behalf of ECS.

        Absent new customers, Styleclick will have no meaningful sources of revenue at the end of the transition and has no current expectation that it will be successful in attracting any material customers. As previously disclosed in a January 2003 press release, Styleclick has retained an investment-banking firm to assist it in reviewing strategic alternatives, including but not limited to mergers, acquisitions, or a possible sale of Styleclick.

Travel Services

  Expedia

        USA acquired a controlling interest in Expedia in February 2002. Expedia sells a variety of travel services to leisure and corporate customers around the world. This encompasses providing real-time access to schedule, pricing and availability information for booking reservations for airlines, hotels, rental cars and cruises and for other travel products such as sightseeing tours, show and event tickets and theme park passes. Expedia sells these travel services both individually and as components of dynamically assembled custom travel vacations and trips. In addition, Expedia provides content that presents travelers with information about travel destinations, maps and other relevant travel details.

        Expedia is a leading world-wide online travel service and was ranked by Travel Weekly in 2002 as the eighth largest travel agency overall based on 2001 gross bookings. Expedia operates websites offering travel planning services located at Expedia.com, Expedia.co.uk, Expedia.de, Expedia.ca, Expedia.nl and Expedia.it. Expedia also provides travel planning services through Voyages-sncf.com, as part of a joint venture with SNCF, the state-owned railway group in France. In addition, Expedia provides travel planning services through its telephone call centers and on private-label travel websites through its WWTE business. WWTE is a division of Travelscape, Inc., a wholly owned subsidiary of Expedia. With its acquisition of the assets of Classic Custom Vacations in March 2002, Expedia also provides premier travel packages through its network of travel agents and travel agencies. With its acquisition of the assets of Metropolitan Travel in July 2002, Expedia also provides integrated travel services to corporate customers.

        Expedia has developed a global travel marketplace in which travel suppliers can reach, in a highly efficient manner, a large audience of leisure and corporate customers, as well as travel agents, who are actively planning and purchasing travel. Expedia offers suppliers a broad range of merchandising strategies designed to increase their revenues. Expedia currently offers travel services provided by 450 airlines, 43,000 lodging properties, all major car rental companies, numerous vacation packagers and cruise lines and many destination service merchants such as restaurants, attractions and local transportation and tour providers.

        Expedia has developed innovative, robust technology to power its marketplace. Expedia's Expert Searching and Pricing platform (ESP) is an industry leading platform that includes two components: (1) a fare-searching engine that enables broader and deeper airline fare and schedule searches; and (2) a common database platform that allows Expedia and its customers to bundle diverse types of travel services together dynamically, which further enhances Expedia's ability to cross-sell and package travel inventory. ESP has been an important contributor to Expedia's emergence as one of the largest online packagers of travel.

        Expedia utilizes two different business models in selling travel: the agency model and the merchant model. Under the agency model, Expedia acts as an agent in the transaction, passing a customer's reservation to the airline, hotel, car rental company or destination service provider. Expedia receives a commission from the travel supplier for its services as an agent. In an agency transaction, the supplier determines the retail price paid by the customer, and the supplier is the merchant. Under the merchant model, an Expedia subsidiary contracts for inventory from suppliers at negotiated rates, determines the retail price that the customer pays and processes the transactions as the merchant in the transaction. Acting as a merchant enables Expedia to bypass intermediaries and achieve a significantly higher level of gross profit per transaction than acting as an agent. Integrating the merchant inventory with the ESP technology platform has allowed Expedia to create product offerings that benefit both customers and suppliers.

        Expedia's business relies heavily upon its intellectual property rights. The software code, informational databases, and other components that make up Expedia's travel planning service are protected by copyright registrations and patent applications. Trademarks, service marks and logos associated with the names "Expedia," "Expedia.com," the "Airplane Design," "Don't Just Travel. Travel Right," "Travelscape," "Metropolitan Travel," "Newtrade," "Newtrade.ca," "Newtrade.com," "Rent-a-Holiday" and "WWTE" provide and promote brand recognition for Expedia's travel planning service. Consumers have come to recognize and associate the "Expedia" brand with Expedia's service. Expedia also relies on trademark and trade secret protection law, copyright law, patent law and confidentiality and/or license agreements with its employees, customers, associates and others to protect its proprietary rights. Expedia vigorously pursues the defense and regulation of its copyrights, patents, trade secrets, trademarks and service marks in the United States and internationally.

        Expedia has several arrangements relating to intellectual property with Microsoft Corporation, its former parent company and a current USA shareholder. Expedia licenses certain retail products and other technology from Microsoft. All of the licenses relating to Expedia-specific software content and data are royalty-free, irrevocable and perpetual. Pursuant to a hosting services agreement, Microsoft provides Expedia with internet service provider services for its Expedia websites. Pursuant to a map server agreement, Microsoft licenses to Expedia certain server technology related to the Expedia Maps service whereby Microsoft will develop, maintain, host and serve maps to the Expedia websites. Pursuant to a patent assignment agreement, Microsoft assigned to Expedia all of Microsoft's patents relating to the operation of Expedia's websites with a limited license of such patents from Expedia to Microsoft.

  Hotels.com

        Hotels.com is a leading provider of discount hotel and other lodging accommodations. Hotels.com contracts with lodging properties in advance for volume purchases and guaranteed availability of hotel rooms and vacation rentals at wholesale prices and sells these rooms to consumers, often at significant discounts to published rates. In addition, these supply relationships often allow Hotels.com to offer its customers accommodation alternatives for otherwise unavailable dates. At December 31, 2002, Hotels.com had room supply agreements with over 7,700 lodging properties in 325 major markets in North America, Europe, Asia and the Caribbean. Hotels.com launched its new brand and website, hotels.com, in March 2002.

        In addition, Hotels.com offers its customers the ability to book hotel rooms at over 40,000 hotels (in addition to the hotels with which it has wholesale supply agreements) in over 5,000 cities, air travel on 300 airlines, and car rentals through over 60 car rental companies.

        Hotels.com markets its lodging accommodations primarily over the Internet through its own websites, including hotels.com, hoteldiscount.com, and travelnow.com, through its telephone call centers, and through marketing and distribution agreements with third parties. Hotels.com has negotiated marketing and distribution agreements with numerous leading travel-related companies, including Travelocity, Continental Airlines, Delta Air Lines, Northwest Airlines and America West Airlines.

        Hotels.com has room supply relationships with a wide range of independent hotel operators and lodging properties, as well as hotels associated with national chains, including Hilton, Sheraton, Wyndham, Hyatt, Radisson, Best Western, Loews, Doubletree, La Quinta, Courtyard by Marriott and Hampton Inn. Hotels.com believes that these suppliers view it as an efficient distribution channel to help maximize their overall revenues and occupancy levels. Although Hotels.com contracts in advance for volume room commitments, its supply contracts often allow it to return unsold rooms without penalty within a specified period of time. In addition, because Hotels.com contracts to purchase rooms in advance, it is able to manage billing procedures for the rooms it sells and thereby maintain direct relationships with its customers. Hotels.com has developed proprietary revenue management and reservation systems software that is integrated with its websites and call center operations. These systems and software enable Hotels.com to accurately monitor its room inventory and provide prompt, efficient customer service. Hotels.com believes that its supply contracts and revenue management capabilities differentiate it from retail travel agencies and other commission-based resellers of accommodations.

  Interval International

        USA acquired Interval Acquisition Corp. on September 24, 2002. Interval Acquisition Corp., together with its subsidiaries (collectively "Interval"), operates a membership services company that is a leading provider of timeshare exchange services to the timeshare industry. Through the establishment of a high quality resort network and by providing superior services to developers, Interval has been able to develop and maintain strong relationships with leading independent developers and brand-name hospitality companies. As of December 31, 2002, Interval had established contractual affiliations with over 2,000 resorts located in 75 countries and provides timeshare exchange services to 1.5 million timeshare owners.

        Interval typically enters into multi-year contracts with the developers of timeshare resorts pursuant to which the developer agrees to enroll all purchasers of timeshare accommodations at the applicable resort as members of Interval's network on an exclusive basis. In return, Interval provides the timeshare purchasers with the ability to exchange their timeshare accommodations for comparable accommodations at resorts participating in Interval's network. Interval also provides other products and services to its members as well as comprehensive support services to its developers.

        Interval's revenues are generated primarily from exchange services and membership fees. For the fiscal year ended December 31, 2002, revenue from exchange services, comprised primarily of fees paid by members for exchange and Getaway transactions, and membership enrollment and renewal fees, constituted approximately 45.7% and 44.5% of Interval's gross revenues, respectively.

        Interval uses advanced telecommunications systems and technologies to deliver exchange and membership services to its members at 16 call centers worldwide, three of which are operated by independent third parties pursuant to representative agreements, and through its IntervalWorld.com website. Since its inception in April 1999, IntervalWorld.com has experienced significant growth in the number of exchange and Getaway transactions processed online. In fiscal year 2002, Interval performed approximately 720,000 exchange and Getaway transactions with 9.1% of all such transactions being processed online.

        Interval has designed a comprehensive system to ensure that the accommodations provided to members through exchange are similar in overall quality to those relinquished by the members. This system is based on the concept of comparable exchange wherein Interval attempts to match the "value" of the relinquished timeshare week to the "value" of the requested week. To assist in this process, Interval utilizes a quantitative survey to assess the quality of each resort in its network. All resorts must achieve a certain minimum rating in order to be included in Interval's network. Additionally, Interval requests each exchanging member to complete an evaluation, which is used to generate a customer satisfaction index for each resort that considers the member's overall vacation experience. Regular reviews of these evaluations ensure that high quality standards continue to be maintained.

        Interval also provides other products and services including travel-related services for members. In the United States and the United Kingdom, these services are provided by Interval. Elsewhere, these services are provided by third party travel providers under contract with Interval. In addition, travel- related services are available online to selected Interval members, dependent upon their country of residence, at IntervalWorld.com.

        Interval's high quality network, coupled with Interval's consistent delivery of superior exchange and membership services, has allowed Interval to develop and sustain strong relationships with its members. During fiscal year 2002, the retention rate for Interval's members worldwide equaled 88.5%, providing a large base of recurring revenues and generating significant cash flow.

        Interval provides a broad range of back-office servicing solutions to its developers and resorts. As a logical extension to fulfillment of external exchange requests, Interval provides internal reservation services for developers and resorts, allowing Interval to act as the single-source facilitator of internal club and resort reservations, and is also able to provide on-site resort amenity reservations, personalized travel services and, through licensing, its comprehensive proprietary resort software, Resort Solutions®, developed specifically for timeshare resorts.

  TV Travel Shop

        USA acquired TV Travel Shop on May 1, 2002. TV Travel Shop, or TVTS, pioneered the world's first transactional TV Travel business and is now a leader in its field having created a completely new channel of distribution for the sale of packaged vacations. TV Travel Shop started broadcasting in the United Kingdom in April 1998 for five hours per day on its first channel and now broadcasts 24 hours per day on two channels, TV Travel Shop and TV Travel Shop 2.

        TV Travel Shop is distributed in all of the United Kingdom's 11 million multi-channel homes, and is the sixth most widely distributed channel in the United Kingdom, ranking behind only the five terrestrial channels. TV Travel Shop 2, which was launched in the summer of 2000, sells special offers from the three largest tour operators in the United Kingdom and is available in seven million multi-channel homes in the U.K.

        TV Travel Shop is a broadly-based independent business, which allows it to promote a comprehensive and diverse range of vacation destinations, resorts and accommodation for all tour operators licensed by the Civil Aviation Authority in the United Kingdom. TV Travel Shop provides tour operators with a highly effective, complementary and cost effective distribution channel through which to sell travel and travel-related services. Furthermore, by using television's visual appeal, TV Travel Shop can more effectively promote specific vacation packages, which allows tour operators to better manage inventory levels and therefore reduce the need for last-minute discounting. Tour operators supply TV Travel Shop with a large number of packaged vacations, which are provided to TV Travel Shop on an exclusive basis for a period of time.

        TV Travel Shop acts as an agent for the tour operator and receives a commission from the tour operators for its services as its agent. In December 2002, TV Travel Shop launched its own merchant product offering and began to package its own product together. TV Travel Shop has contracts with suppliers, who provide the components of the product on a sale or return basis. TV Travel Shop determines the price for this packaged product and can achieve significantly enhanced margins in this business.

        TV Travel Shop also participates in a joint venture with TUI Group GmbH ("TUI") that operates TV Travel Shop Germany. TV Travel Shop Germany was launched in June 2001 with TUI, one of the largest packaged vacation tour operators in the world, and it is currently available to 12 million German-speaking multi-channel households in Germany, Switzerland and Austria.

REGULATION

        USA and its subsidiaries market a broad range of goods and services through a number of different distribution channels and, as a result, are subject to a wide variety of laws and regulations. The following summary is not a comprehensive description of all enacted or pending laws, regulations or official policies to which USA's businesses are subject or that otherwise may affect those businesses. The summary below addresses only selected areas and topics of special importance or interest. Further information concerning the nature and extent of federal, state, local and international regulation of businesses, including online businesses, may be obtained through review of legislation or rules adopted by the U.S. Congress and the various federal agencies, by state and local legislative bodies and administrative agencies, and by foreign countries and multinational entities.

Internet Regulation

        Several of USA's subsidiaries sell products or services to consumers over the Internet. Currently, relatively few laws and regulations apply directly to the Internet and online commercial services. To the extent such laws and regulations apply to certain of USA's businesses, USA believes that it is in compliance with all of them.

        Due to the growth of the Internet and online commerce, and to increasing concern with Internet fraud, new laws and regulations are continually being considered (at the federal, state and international level) regarding intellectual property and similar ownership rights, sales and other taxes, pricing and content, advertising and solicitation, libel, user privacy, information security and other issues. New laws or different applications of existing laws may increase or decrease the attractiveness to consumers of conducting business on the Internet and might impose additional burdens on companies conducting business online. Such developments could increase or decrease the demand for products and services offered by certain of USA's subsidiaries or affect their cost of doing business. USA is not able to predict what laws may be adopted and the subsequent impact on USA and its subsidiaries.

        On July 31, 2002, the European Union promulgated its E-Mail Marketing Directive, which provides that the prior explicit consent of a consumer is required before e-mail, fax or automatic calling machines can be used to direct market to that consumer. Because implementation of the Directive is not required until October 31, 2003, it remains to be seen how the member states will translate the directive into national laws. Subject to European state lawmaking, it is possible that USA subsidiaries operating in Europe will be required to adapt their practices.

        Many of USA's businesses transact substantial business over the Internet. Federal legislation imposing limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998 and extended in 2001. The Internet Tax Non-Discrimination Act, as this legislation is known, exempts certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2003. It is possible that this legislation will not be renewed when it expires. Failure to renew this legislation could allow state and local governments to impose taxes on Internet-based sales, and these taxes could decrease the demand for products and services offered by certain of USA's subsidiaries or increase such subsidiaries' cost of operations.

Consumer Protection Regulation

        Generally.    The business of marketing and selling goods and services to consumers is subject to a wide range of laws and regulations intended to protect consumers from false and misleading advertising, unfair trade practices, health and safety hazards, and other risks. Consumer protection laws and regulations are enforced at the federal level by the Federal Trade Commission ("FTC"), the Federal Communications Commission ("FCC"), the Food and Drug Administration ("FDA"), the Consumer Product Safety Commission, the Environmental Protection Agency and other administrative agencies, and at the state and local level by state attorneys general and numerous other law enforcement and administrative departments and agencies. HSN especially faces considerable challenges in complying with these laws and rules because of the nature of its marketing medium—live, unscripted television 24 hours a day, seven days a week on two networks—particularly in light of aggressive enforcement by the FTC and state attorneys general of consumer protection laws against marketers in the direct response industry. Nonetheless, USA believes that HSN and its other subsidiaries subject to these regulations are in compliance with them.

        Federal and state lawmakers and administrative agencies are actively considering a wide range of new or modified laws, regulations and enforcement strategies. These include, for example, possible restrictions on the use and sharing of consumer information, restrictions on telemarketing and unsolicited e-mail marketing, changes in rules governing the use of endorsements and testimonials, restrictions on the use of pre-acquired credit card account information and advance consent marketing, expansion of liability to participants in marketing activities in addition to the advertiser, heightened scrutiny of marketing claims for weight-loss products, dietary supplements, and exercise equipment, and increasingly severe penalties for violators. USA is unable to predict which, if any, of these and other possible regulatory changes and enforcement priorities may be implemented, and what effect they may have on the marketing activities of its subsidiaries.

        Certain of USA's companies are subject to specialized regulation beyond the general requirements of truth in marketing enforced by the FTC. For example, HSN sells a diverse range of products to the public. Some of these products, and representations about them, may be subject to regulation by various regulatory agencies, in addition to the FTC. The sale of health or cosmetic products may be subject, for example, to regulation by the FDA. HSN reviews claims about products that it sells, tests many of those products, and maintains training and rigorous compliance programs to promote and secure compliance with applicable laws and regulations.

        Use of Personally Identifiable Information.    Customers in the ordinary course voluntarily provide USA's various businesses with personally identifiable information ("PII"). PII includes information specific enough to identify a customer, such as his or her name, address, telephone number, or e-mail address. This information is used primarily to respond to and fulfill customer requests for the products and services offered by USA's subsidiaries and their marketing partners. Sometimes the information is used to offer consumers products that may be of interest to them based upon their prior purchases from USA's businesses.

        The issue of consumer privacy has received substantial attention from federal, state and foreign governments. This attention has resulted in the enactment of certain laws and regulations, and the consideration of many other proposals, to safeguard consumer privacy. Pending proposals vary substantially, and it is uncertain which, if any, may become law. Some proposals would require companies (such as certain USA subsidiaries) that sell the same product both online and offline to treat customer information obtained in such transactions differently depending upon the sales medium used. Some proposals would allow companies to use customer information for various purposes provided that consumers are given a choice and do not "opt out" of such uses, while other proposals would prohibit such uses unless consumers are given a choice and explicitly authorize such uses by "opting in." USA cannot predict whether any of the proposed privacy legislation currently pending will be enacted, or the effect, if any, that such legislation would have on USA's businesses.

        The federal and certain state governments already have enacted certain laws and regulations relating to consumer privacy. The most far-reaching of these current laws focus on financial institutions, health care providers, and companies that intentionally solicit information from children. Additionally, the FTC has the authority to police consumer privacy commitments made by companies. For example, a claim that a company has violated a privacy policy that it has communicated to its customers may be actionable by the FTC.

        The primary international privacy regulations to which certain of USA's international operations are subject are Canada's Personal Information and Protection of Electronic Documents Act ("PIPEDA") and the European Union Data Protection Directive:

  •
  Canada: The PIPEDA provides Canadian residents with privacy protections in business transactions. PIPEDA recognizes the individual's right to privacy in his or her personal information, acknowledges the need of businesses to collect, use and share personal information, and establishes rules for handling personal information. On January 1, 2004, PIPEDA will be extended to the collection, use, or disclosure of personal information in the course of any commercial activity within a province.

  •
  Europe: Individual countries within the European Union (EU) have specific regulations related to the cross-border transmission of personal information. The EU Data Protection Directive encompasses many of these individual regulations and requires companies doing business in EU member states to comply with its standards, which require all non-EU based companies doing business in EU member states to provide adequate data privacy protection and notice when sending personal data from any of the EU member states. Not all of the EU member states have implemented this Directive in a uniform and consistent fashion. In 2000, the EU member states adopted a safe harbor arrangement under which U.S. businesses may adopt procedures that comply with European privacy regulations and certify their compliance through notice to the U.S. Department of Commerce. Participation in the safe harbor qualifies a company to receive data from EU member states. U.S. companies that avail themselves of the safe harbor arrangement are subject to oversight and possible enforcement actions by the FTC or the Department of Transportation ("DOT") (which has authority over "ticket agents").

Telephone Sales and Solicitations Regulation

        Several of USA's subsidiaries sell and solicit the sale of products or services to customers over the telephone. Telephone transactions and solicitations are regulated by federal and state statutes and agencies.

        The federal agencies primarily involved in regulating telephone solicitations and transactions are the FCC and the FTC. FCC rules issued under the Federal Telephone Consumer Protection Act of 1991 ("TCPA") prohibit telephone solicitations to residential subscribers before 8:00 a.m. or after 9:00 p.m., prohibit in certain circumstances the use of automated telephone dialing equipment, and require certain disclosures by the caller (including the soliciting company's telephone number or address). In addition, the FCC's rules require the soliciting company to maintain a list of residential customers who have stated that they do not want to receive telephone solicitations from the company and prohibit the company from soliciting those customers. The FCC rules also prohibit the use of pre-recorded or artificial voice calls to consumers (with limited exceptions) and advertising via fax machines. The FCC, state attorneys general and private individuals may seek injunctive relief and money damages for violation of these FCC rules.

        The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 ("TCFAPA") authorizes the FTC to issue regulations prohibiting misrepresentations in telephone sales. In 1995, the FTC issued the Telemarketing Sales Rule ("TSR"). The TSR imposes disclosure requirements for telemarketers when placing calls, prohibits deceptive telemarketing acts or practices during solicitation, sets guidelines for collecting payments by check and credit card, and restricts abusive telephone solicitation practices. The FTC, state attorneys general and private individuals may seek injunctive relief and money damages for violation of the TSR.

        In December 2002, the FTC announced amendments to the TSR to, among other things, establish a national "do not call" registry to enable consumers to eliminate most telemarketing calls where the consumer does not have an established business relationship with the seller, regulate "upselling"

activity, require certain disclosures in offers involving negative option features such as free trials and recurring billing, prohibit telemarketers from submitting consumers' billing information for payment without their express verifiable informed consent or from improperly sharing it with anyone else for use in telemarketing, and prohibit telemarketers from blocking or otherwise subverting "Caller ID" systems or, with certain exceptions, from engaging in "call abandonment" where a consumer who answers the telephone finds "dead air." Most of the TSR amendments will become effective on March 31, 2003; others will become effective at later dates. Implementation of the national "do not call" registry is expected this year as Congress has recently authorized and provided funding for it. USA believes that its subsidiaries comply with the TCPA and the FCC rules thereunder and with the TSR issued pursuant to the TCFAPA.

        In addition, most states have enacted or are considering legislation to regulate telephone solicitations. Such state regulations: restrict the methods and timing of telemarketing calls; limit the percentage of abandoned calls generated through the use of automated telephone-dialing equipment or software; require that particular disclosures be made during the course of a telemarketing call; require telemarketers to be licensed and bonded by state regulatory agencies in order to solicit within the state; prevent telephone sales from becoming final unless a written contract is signed and returned by the buyer subject to cancellation within three business days; and/or require particular cancellation, refund and return policies. Most states also have enacted, and others are considering, state-wide "do not call" laws, the violation of which could subject telemarketers to substantial fines. Penalties for violation of these state telemarketing regulations vary from state to state and may include criminal as well as civil penalties.

Industry-Specific Regulations

        Travel.    USA's travel-related businesses must comply with laws and regulations relating to the travel industry and the sale of travel services. These include registration in various states as a seller of travel or timeshare services, compliance with certain disclosure requirements and participation in state restitution funds. Both the FTC and the DOT take the position that their regulations prohibiting unfair and deceptive advertising practices apply to travel businesses. In this regard, the FTC recently released guidance to Internet search companies concerning the inclusion of paid advertising and paid placement within search engine results. The guidance announced the FTC staff's view that Internet search engines that fail to identify and disclose such paid placement and paid advertising may be misleading consumers and may thus violate federal law. Although USA does not believe that any of its subsidiaries that sell travel services constitutes a "search engine," the FTC has indicated that its guidance also may apply to advertising and placement on travel websites.

        USA's travel businesses are also affected by regulatory and legal changes or uncertainties relating to travel suppliers and computer reservation systems ("CRS"). For example, heightened security procedures applicable to airline travel may affect the demand for such travel. Another example is the DOT's current review of its rules relating to CRS. While the DOT stated in a Notice of Proposed Rulemaking on November 12, 2002, that it will not extend the CRS rules to online services that sell airline tickets, the DOT could alter its position in its final rulemaking or otherwise choose to regulate such services in the future. The proposed CRS rules could also have an effect on USA's travel businesses, even if they do not technically apply to such businesses. For example, the proposed CRS rules expressly seek to give airlines more flexibility in bargaining with CRS, which could result in any CRS negotiating to receive less compensation from an airline. Such reduced compensation could cause the CRS to attempt to reduce any segment fee payments to USA's travel businesses for sales of that airline's tickets. Additionally, if the DOT elects to regulate online travel service providers' fare displays, such regulation may limit the ability of USA's businesses to merchandise air travel. In this regard, the DOT's Notice of Proposed Rulemaking proposes that travel agents itemize certain fees when displaying the total price for an airline ticket.

        The sale to consumers of travel packages (i.e., transportation plus accommodation) is heavily regulated in Europe. The Travel Package Regulations 1992 impose stringent requirements on providers of travel packages, including duties to inspect proffered accommodations for compliance with local health and safety regulations. TVTS is subject to this law and believes it is in compliance with it. While USA subsidiaries that do not sell directly to consumers do not believe that this law is applicable to them, governmental authorities may take a different view. USA does not believe that there would be a materially adverse effect on it if the law were applied to other USA subsidiaries in some circumstances.

        The underlying services and goods sold by certain USA subsidiaries, such as hotel rooms, timeshares and car rentals, are regulated domestically and internationally. Because these regulations directly affect the goods and services that are offered or exchanged by USA's subsidiaries, they may affect USA's businesses. The laws and regulations applicable to these goods and services are subject to change, and USA is unable to predict what changes in the law may be adopted and the potential impact of any such changes on USA's businesses.

        Some states and localities impose a transient occupancy or accommodations tax, or a form of sales tax, on the use or occupancy of accommodations. Such taxes are normally collected from the consumer at the time of use. Consistent with industry practice, Hotels.com and Expedia, based on the room rates that the hotels charge them, collect taxes from their customers and remit the taxes to the hotels for payment to the appropriate tax authorities. Expedia and Hotels.com are conducting a continuing review and analysis of the tax laws in various states and jurisdictions concerning state and local sales and hotel occupancy taxes.

        Some tax authorities may assert that in some circumstances USA or its subsidiaries should collect and remit taxes on that part of their charges to customers which represents compensation for booking services. The amount of any tax liability to USA and its subsidiaries on account of this issue would depend on the number of jurisdictions that prevail in assessing such additional tax. Expedia and Hotels.com have not paid nor agreed to pay such taxes and intend to defend their positions vigorously. Should a jurisdiction prevail on such a claim, USA's subsidiaries may consider limiting liability for future transactions in that jurisdiction by passing on such taxes to the consumer.

        Ticketing.    Ticketmaster is subject to certain state and local regulations, including laws in several states establishing maximum convenience and processing charges on tickets for certain live events in the primary and/or secondary ticketing markets. Other legislation that could affect the way Ticketmaster does business, including legislation that would further regulate convenience charges and order-processing fees, is introduced from time to time in federal, state and local legislative bodies. Ticketmaster is unable to predict whether any such legislation will be adopted and, if so, the impact thereof on its business.

        Ticketmaster has recently introduced, and intends to continue to introduce in the future, new products and services. Many of these products and services either have never previously existed or have developed rapidly due to the fast rate of change in Internet-based business models. As a result, the impact of existing laws and regulations on these new products and services, such as the provision of ticketing services in the secondary market, is uncertain. Ticketmaster believes that its new products and services comply with existing laws and regulations, but there can be no assurance that such laws and regulations will not in the future be applied to these new products and services in unforeseen ways. As such, the impact of the application of such laws and regulations on certain of Ticketmaster's businesses cannot be foreseen and may have a material adverse effect on such businesses and the applicable products and services.

        Ticketmaster's products and services are subject to various sales and use tax provisions under applicable state and local law. The application of such tax provisions to Ticketmaster's established and new products and services is subject to the interpretation of the applicable taxing authority. Ticketmaster believes that it is in compliance with these tax provisions, but there can be no assurance that taxing authorities will not take a contrary position and that such position will not result in a material adverse effect on Ticketmaster's business, financial condition or results of operations.

        Personals.    Several states have laws that may regulate dating referral services such as those operated by Match.com. These laws generally mandate certain contractual terms between a dating referral service and its clients and prohibit certain other terms. These laws, for example, may require that the date of the agreement and the name and address of the referral service be included in a written contract and that the client be allowed to cancel the agreement within a specified number of days after signing. In addition, certain state laws prohibit agreements with terms longer than a specified number of years or agreements that require the client to pay more than a specified amount. Most of these laws were passed prior to creation of the Internet, but they may apply to online dating services.

        PRC.    The industries served by PRC are subject to varying degrees of government regulation, including state qualification and licensing requirements. PRC works closely with its clients and their advisors to develop the scripts to be used by PRC personnel in making customer contacts and to comply with any state qualification and/or licensing requirements for eligibility to perform services for clients. PRC generally requires its clients to indemnify PRC against claims and expenses arising out of its services performed on its clients' behalf or in connection with any third-party claim against the client arising out of its business activities.

        German Lottery Regulations.    Under German law regulating gambling, or games of chance, if the outcome of a game is not fundamentally dependent on the intellectual or physical skills of the player(s), but rather is solely or predominantly determined by chance, the game is illegal unless officially authorized. If the player's intellectual or physical skills affect the outcome of a game, the game is legal and not subject to gambling regulations.

        Neun Live, a wholly owned subsidiary of EUVÍA, conditions a caller's eligibility to win prizes on its game shows on the caller's giving the correct answer to a question. However, it is possible that the authorities may conclude that the questions asked are insufficiently difficult and that therefore the availability of the prize is dependent not on the intellectual skills of the caller but, rather, solely on the caller's having been selected at random. Neun Live is in communication with the authorities on this issue and has made a commitment to maintain and, in accordance with its business plan, increase the difficulty of the questions asked of the callers. The German state lottery regulators also independently review the game show formats for compliance with German law.

Cable TV Distribution Regulation

        Cable Ownership.    The FCC currently is reviewing certain existing cable, newspaper and media ownership restrictions. One of these proceedings involves the current national cap on cable ownership—limiting any cable system operator to 30% of multichannel video subscribers. Also under FCC review is the restriction on a cable operator's holding an attributable ownership interest in more than 40% of the channels on any of its systems. Depending on the outcome of these FCC proceedings and of any subsequent court review, individual cable operators might acquire control over larger segments of the nation's cable customers and channels, in which case HSN or any other programming network begun by USA's subsidiaries might be required to negotiate with fewer cable operators, controlling larger portions of the market, for the terms of and opportunity to secure carriage. Regardless of the outcome of these FCC proceedings, the antitrust laws could impose independent limitations on the concentration of cable ownership. USA cannot predict the outcome of these FCC proceedings, any subsequent court challenges, or future applications of the antitrust laws, but has no assurance that the outcome of these FCC proceedings and subsequent marketplace activity would not materially affect it or its subsidiaries.

        Digital Television.    The FCC has taken a number of steps to implement digital television service ("DTV") (including high-definition television) in the United States. Material developments in the DTV rollout could affect HSN's business. For example, in the future, low-power television station affiliates of HSN might have to cease operations due to irremediable interference with or from new digital television allocations. Moreover, the DTV rollout will likely increase the number of channels available to consumers, which could affect consumer viewing patterns and HSN's business.

        "Must-Carry" Rights.    Full-power television broadcasters have certain "must-carry" rights with respect to their carriage by cable systems in the broadcaster's local market. These rights enable a television broadcaster to demand carriage on a specified channel on cable systems within its television market (defined by Nielsen as a Designated Market Area or "DMA"). HSN is affected by these mandatory carriage rights in that cable systems have fewer channels available for cable programming such as HSN.

Tax Matters

        Current U.S. economic conditions are triggering active consideration of stimulus measures by some governments, particularly the federal government, and pressure to generate additional tax revenues, particularly at the level of state government. USA cannot predict what changes in tax law or interpretations of such laws may be adopted or assure that such changes or interpretations would not materially impact USA and its subsidiaries.

        USA's subsidiaries also operate outside of the United States. The tax laws of such jurisdictions are varied and subject to change. USA cannot predict what tax law changes may be adopted outside of the United States or the impact of such changes on its subsidiaries.

TRADEMARKS, TRADENAMES, COPYRIGHTS, PATENTS, DOMAIN NAMES,
AND OTHER INTELLECTUAL PROPERTY RIGHTS

        USA regards its intellectual property rights, including its service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property as critical to its success. USA relies on a combination of laws and contractual restrictions with its employees, customers, suppliers, affiliates and others to establish and protect its proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secret or copyrighted intellectual property without authorization which, if discovered, might require the uncertainty of legal action to correct. In addition, there can be no assurance that others will not independently and lawfully develop substantially similar properties.

        USA has registered and continues to apply to register, or secure by contract when appropriate, its trademarks and service marks and those of our wholly or partially owned subsidiaries as they are developed and used, and reserves and registers domain names as it deems appropriate. USA vigorously protects its trade and service marks and domain names, but effective trademark protection may not be available or may not be sought by us in every country in which our products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered by us even if available. Our failure to protect our intellectual property in a meaningful manner or challenges to our contractual rights could materially adversely affect our business, result in erosion of our brand names, and limit our ability to control marketing on or through the Internet using our chosen domain names.

        USA has considered and will continue to consider the appropriateness of filing for patents to protect future inventions, as circumstances may warrant. However, many patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by the company.

        From time to time we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement by our company of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of proprietary rights claimed by others. This litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business. Patent litigation in particular tends to be protracted and expensive.

COMPETITION

Electronic Retailing

  HSN-U.S.

        The HSN business operates in a highly competitive environment. It is in direct competition with traditional offline and online retail merchandisers ranging from large department stores to specialty shops, other electronic retailers, direct marketing retailers such as mail order companies, companies that sell from catalogs, other discount retailers and companies that market through computer technology. HSN competes with certain other companies, which have an affiliation or common ownership with cable operators, which now market merchandise by means of live television.

        The HSN business also competes for access to its customers and for audience share and revenue with broadcasters and conventional forms of entertainment and information, such as programming for network and independent broadcast television stations, basic and pay cable television services, satellite master antenna systems, home satellite dishes and home entertainment centers, newspapers, radio, magazines, outdoor advertising, transit advertising and direct mail. In particular, the price and availability of programming for cable television systems affect the availability of these channels for HSN and America's Store programming and the compensation which must be paid to cable operators for carriage of HSN and America's Store programming.

        In addition, the competition for channel capacity has increased. With the advent of digital cable and new compression technologies on the horizon, this competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. No prediction can be made with respect to the viability of these technologies or the extent to which they will ultimately impact the availability of channel capacity.

        HSN.com.    HSN operates HSN.com, an Internet retailing service that competes with numerous bricks-and-mortar retailers, other online and offline retail operations, catalog merchants and television shopping channels. A number of the online competitors have a larger user base and have expertise in developing online commerce. USA believes that the principal competitive factors in this market are selection of goods, customer service, reliability of delivery, brand recognition, convenience and accessibility, price, quality of search tools and system reliability.

  International TV Shopping

        HSE-Germany competes in Germany with traditional retailers, direct marketing retailers and others electronic retailers. There are operators throughout the world that either offer 24-hour electronic retailing or are using infomercials and small amount of live programming that compete with HSN's international operations.

Information and Services

  Ticketing

        Ticketmaster.    Ticketmaster's ticketing business, including ticketmaster.com, faces competition and potential competition from other national and regional ticketing service companies and entertainment organizations with ticketing distribution capabilities, as well as from its clients and aggregations of its clients, such as major league sports leagues, who may elect to fulfill ticketing distribution and management functions through their own systems. Not all facilities, promoters and other potential clients use the services of an automated ticketing company, choosing instead to distribute their tickets through their own internal box offices or other distribution channels. Accordingly, Ticketmaster competes with the facilities, promoters and other potential clients for the right to distribute their tickets at retail outlets, by telephone and on the Internet.

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

        As an alternative to purchasing tickets through Ticketmaster, ticket purchasers generally may purchase tickets from the facility's box office at which an event will be held or by season, subscription or group sales directly from the venue or promoter of the event. Although Ticketmaster's clients may process sales of these tickets through the Ticketmaster System, Ticketmaster derives no convenience charge or other processing revenue from the ticket purchasers with respect to those ticket purchases.

  Personals

        Match.com.    The dating services business is very competitive and highly fragmented. Match.com's primary competitors include the numerous on-line and off-line dating and matchmaking services (both free and paid), some of which operate nationwide and some of which operate regionally, and the personals sections of newspapers and magazines. In addition to broad-based personals services, there are numerous niche websites, which cater to specific demographic groups.

  Local Services

        Citysearch.    The markets for local content, local services and local advertising are highly competitive and diverse. Citysearch's primary competitors include online providers of local content, numerous search engines and other site aggregation companies, media, telecommunications and cable companies, Internet service providers and niche competitors which focus on a specific category or geography and compete with specific content offerings provided by Citysearch, paper city guides and listings contained in various newspapers and magazines. Many of Citysearch's competitors have greater financial and marketing resources than it has and may have significant competitive advantages through other lines of business and existing business relationships. Furthermore, additional major media and other companies with financial and other resources greater than Citysearch may introduce new Internet products addressing the local interactive content and service business in the future.

        Evite.    Evite competes with a number of online invitation and party planning services that include providers of online greeting cards, web-based invitation services and electronic mail services that provide party planning functionality. Evite also competes with traditional offline invitation services that provide paper-based invitations and party planning services.

        Entertainment Publications.    EPI currently competes on a national level with other providers of dining discounts, and on a local level with a variety of discount programs distributed via traditional fundraising channels. EPI also competes with companies that use traditional fundraising channels to distribute products other than local discount or coupon books, such as gift wrap, magazines and chocolates.

  Precision Response Corporation

        The consumer care industry in which PRC operates is very competitive and highly fragmented. Competitors range in size from very small firms offering specialized applications and short-term projects, to large independent and international firms and the in-house operations of many clients and potential clients. In-house interactive customer communications organizations comprise the largest segment of the industry. The industry includes a number of non-captive interactive customer service operations. In addition, PRC competes with large technology and consulting firms, which it has not partnered to take advantage of potential business opportunities. PRC believes that the principal competitive factors in its industry are a reputation for quality, sales and marketing results, price, technological expertise and application, and the ability to promptly provide clients with customized and creative solutions and approaches to their customer service and marketing needs. PRC believes that it competes favorably with other companies with respect to the foregoing factors for large-scale, ongoing customer service and marketing programs where the principal competitive factor is quality. PRC has not generally chosen to compete for high-volume outbound marketing programs where the principal competitive factor is price. Certain competitors may have capabilities and resources greater than PRC's, which may be a competitive disadvantage in bidding for very large programs.

Travel Services

  Expedia

        Expedia competes in a rapidly evolving and intensely competitive market place. Expedia attempts to differentiate itself from competitors primarily on the basis of features and usability, which are products of its technology leadership, breadth and value of travel products and services offered, customer service, and quality of travel planning content and advice.

        In the United States, Expedia faces competition from a number of sources. It competes with other online and offline travel planning service providers offering inventory from multiple suppliers. Expedia also competes with suppliers selling their own inventory directly to consumers via the telephone, websites or otherwise, as well as consortiums of suppliers such as Orbitz and TravelWeb (see description in "Hotels.com" section below). Lastly, Expedia competes with many of these same parties and others in the provision of private-label booking services. Internationally, Expedia competes with a similar set of participants and other entities that vary on a market-by-market basis.

  Hotels.com

        Hotels.com competes with a variety of competitors. It competes against other consolidators of lodging accommodations, hotels, travel agencies and other online and off-line travel services. Currently, most hotels sell their services through travel agencies, travel wholesalers or directly to customers, mainly by telephone. Increasingly, major hotels are offering travel products and services directly to consumers through their own websites. Hotels.com believes that this trend will continue. Hotels and travel agents also may continue to rely upon central reservations systems. Hotels.com also competes against numerous travel-related websites. In addition, during 2002 five major hotel chains and Pegasus Solutions began to market lodging accommodations over the Internet through Travelweb.com using a

"merchant" business model, which is similar to the business model used by Hotels.com. As demand for online travel products and services grows, Hotels.com believes that companies already involved in the online travel products and services industry, as well as traditional travel suppliers and travel agencies, will increase their efforts to develop services that more closely resemble its online products and services. Hotels.com also faces potential competition from Internet companies not yet in the leisure travel market. Hotels.com is unable to anticipate which other companies are likely to offer services in the future that will compete with the products and services Hotels.com provide.

        In addition, some of the current and potential competitors of Hotels.com have greater brand recognition, longer operating histories, larger customer bases and greater financial, marketing and other resources, and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of Hotels.com's competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to website and systems development. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on Hotels.com. There can be no assurance that Hotels.com will be able to compete successfully against current and future competitors or address increased competitive pressures.

  Interval International

        The global timeshare exchange industry is extremely competitive. Interval faces competition from Resort Condominiums International, LLC ("RCI"), a subsidiary of Cendant Corporation, as well as several other companies which perform exchanges on a smaller, often more regional, basis. In addition, a number of management companies compete with Interval by offering exchange opportunities between resorts which they manage as a component of their management services and a wide variety of vacation clubs and large resort developers are creating and operating their own internal exchange systems to facilitate exchanges for timeshare owners at their resorts.

  TV Travel Shop

        TV Travel Shop operates in a competitive market with competition from both direct competitors as well as from other distribution channels. It faces competition principally from traditional travel agencies, but also from tour operators, as they are increasingly selling directly to the consumer through brochures, newspapers, television advertising and their own internet sites. More recently, certain operators have or are considering launching transactional television channels in the United Kingdom. TV Travel Shop also competes with high profile internet sites, which typically sell flight only and hotel only product, particularly now that certain companies have now launched their own merchant product, which competes directly with package holiday sales.

EMPLOYEES

        As of the close of business on December 31, 2002, USA and its subsidiaries employed approximately 23,200 full-time employees, with approximately 5,900 employees employed in Electronic Retailing which includes HSN-U.S. and International TV Shopping, with approximately 12,150 employees employed in Information and Services, which includes employees employed by Ticketmaster, Match.com, Citysearch, Evite, Precision Response Corporation, Styleclick, and USA Electronic Commerce Solutions, and approximately 5,150 employees employed in Travel Services, which includes employees employed by Expedia, Hotels.com, Interval International and TV Travel Shop. USA believes that it generally has good employee relationships, including relationships with employees represented by unions and guilds.

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

Corporate

        USA maintains its principal executive offices at Carnegie Hall Tower, 152 West 57th Street, New York, New York that consists of approximately 29,850 square feet leased by USA through October 30, 2005.

Electronic Retailing

  HSN-U.S.

        HSN owns an approximately 480,000 square foot facility in St. Petersburg, Florida, which houses its HSN television studios, broadcast facilities, administrative offices and training facilities. HSN also leases 40,000 square feet of modular buildings located at this facility.

        HSN owns two warehouse-type facilities totaling approximately 84,000 square feet near HSN's main campus in St. Petersburg, Florida. These facilities are used for general storage and miscellaneous facilities.

        HSN's lease of a 41,000 square foot facility in Clearwater, Florida for its video and post-production operations was terminated in 2002.

        HSN owns and operates a warehouse consisting of 163,000 square feet located in Waterloo, Iowa, which is used as a fulfillment center. In addition, HSN rents additional space in Waterloo, Iowa consisting of 50,000 square feet.

        HSN owns and operates a warehouse located in Salem, Virginia, consisting of approximately 780,000 square feet, which is used as a fulfillment center. In addition, HSN leases one additional location in Salem, Virginia consisting of 194,750 square feet and an additional location in Roanoke, Virginia consisting of 383,000 square feet. A lease for one additional location in Roanoke, Virginia consisting 70,000 square feet was terminated in 2002.

        HSN leases 450,000 square feet of a 817,750 square foot warehouse in Fontana, California. The remainder of this facility is leased by other subsidiaries of USA.

        HSN's retail outlet subsidiary leases three retail stores in the Tampa Bay area and one in the Orlando areas, totaling approximately 86,425 square feet. HSN plans to close one of the Tampa Bay area outlets in 2003.

        HSN's Ingenious Designs product development and marketing business leases approximately 60,000 square feet of office and warehouse space in Edgewood, New York.

        HSN's Improvements catalog business leases approximately 10,000 square feet of space in Beachwood, Ohio.

  International TV Shopping

        HSE-Germany.    HSE-Germany leases approximately 3,200 square meters in Ismaning, Germany (outside Munich) for offices and studios.

Information and Services

  Ticketing

        Ticketmaster's corporate offices are housed at 8800 Sunset Boulevard, Los Angeles, California, in 56,350 square feet. The Sunset location is owned by TM Realty LLC, a USA Interactive subsidiary. Ticketmaster leases office space in various cities throughout the United States, the United Kingdom, Ireland, Canada, Norway, Germany, Greece and France. As of December 31, 2002, Ticketmaster had approximately 875,000 square feet of space under lease, with scheduled expirations ranging from 2004 to June 2014.

        Ticketmaster owns an operating office in Vancouver, Canada. Ticketmaster owned the office building in Los Angeles, California, where its corporate headquarters is located, prior to selling it to USA on February 1, 2001.

  Personals

        Match.com's personals businesses, including the One & Only Network, are located in Richardson, Texas, where it currently leases approximately 31,300 square feet under a lease expiring in 2005. Soulmates Technology is located in Sydney, Australia, where it currently leases approximately 2,500 square feet (232.8 square meters) under a lease expiring in 2004.

  Local Services

        Citysearch's city guide headquarters are located at 3731 Wilshire Blvd., Los Angeles, California, where it has leased approximately 36,900 square feet under a lease expiring 2006. Citysearch also leases local office space for its city guide business in approximately 13 cities throughout the United States. Local offices range in size from less than 2,000 square feet to 7,500 square feet and have lease terms that range from month-to month to seven years. None of such leases expires later than 2005, except for the San Francisco lease that expires in 2006.

        Evite headquarters are also located at 3731 Wilshire Blvd., Los Angeles, California, where it shares space with the Citysearch headquarters under the same lease, expiring in 2006.

  Precision Response Corporation

        PRC's headquarters are located in Plantation, Florida, where it leases approximately 45,000 square feet of space under a lease expiring in March 2010, with options to renew for up to an additional 15 years. As of December 31, 2002, PRC had 20 customer interaction centers. During 2002, PRC opened two new centers and closed two centers. In addition, PRC added capacity to an existing center located in Cedar Rapids, Iowa. As of December 31, 2002, PRC operated the following customer interaction centers:

	Approximate Number of Square Feet at Location	Approximate Number of Workstations
	As of December 31, 2002
Miami, Florida	29,000	296
Kendall, Florida	24,000	405
Orlando, Florida	34,000	609
Margate, Florida	34,000	592
Miami-Glades, Florida(1)	138,000	1,473
East Kendall, Florida	12,000	165
Sunrise, Florida(1)	41,000	451
Cutler Ridge, Florida(2)	109,000	1,183
Cedar Rapids (Westdale), Iowa	6,000	135
Cedar Rapids, Iowa(1)	22,450	280
Coralville, Iowa	13,000	150
Ames, Iowa	12,000	180
Marshalltown, Iowa	9,000	130
Des Moines (Euclid), Iowa	12,000	170
Des Moines (Army), Iowa	14,000	150
West Mifflin, Pennsylvania	64,000	521
Longwood, Florida(1)	25,000	125
Maitland, Florida	18,000	130
Keokuk, Iowa	16,100	170
Cedar Falls, Iowa	7,100	110

		7,425

(1)
Certain administrative and operational departments are also located in this facility.

(2)
In its pending chapter 11 bankruptcy case, K-Mart Corporation rejected PRC's sub-lease of the premises located at 19500 S. Dixie Highway, Cutler Ridge, Florida and rejected K-Mart's original lease of the premises made with the landowner, all pursuant to the provisions of 11 U.S.C. section 365. As a result, the landowner commenced an action in state court to evict PRC from the premises, for possession and for unlawful detainer, which action PRC continues to vigorously defend. PRC has answered and served affirmative defenses to the complaint filed by the landowner and has asserted a counterclaim for unjust enrichment based on improvements PRC made to the premises. In addition, PRC and the landowner are in the process of attempting to negotiate a direct lease between the parties.

        In addition to the above facilities PRC leases approximately 22,000 square feet of space in Denver, Colorado under a lease that expires in November 2003.

        PRC leases all of the above facilities, with the exception of the facility located in Sunrise, Florida, which it owns. The leases for these facilities expire between 2003 and 2022, assuming the exercise of all renewal options.

  ECS and Styleclick

        The primary operations of ECS are located in Chicago, Illinois. ECS subleases from Styleclick approximately 3,000 square feet at this location under an agreement expiring in 2005, subject to certain early termination rights exercisable by ECS. In addition, at its former executive offices located at 810 Seventh Avenue, New York, NY, ECS maintains approximately 15,500 square feet under a lease expiring in 2010 and approximately 6,000 square feet under a sublease expiring in 2007. ECS has lease obligations with respect to approximately 37,000 square feet of space in Shreveport, Louisiana, under a lease expiring in 2008. ECS also subleases approximately 350,000 square feet of warehouse space in Fontana, California under a sublease with HSN expiring in 2011. ECS is the sub-subleasor of approximately 200,000 of such space under a sub-sublease expiring in 2007.

        Styleclick's headquarters are in Chicago, Illinois, where it leases approximately 10,656 square feet under a lease expiring in 2006. Styleclick subleases to ECS approximately 3,000 square feet at this location under an agreement expiring in 2005, subject to certain early termination rights exercisable by ECS. Styleclick also leases a 23,000 square feet facility in Culver City, California under a lease expiring in 2006 and a 4,800 square foot facility in High Point, North Carolina under a lease that expires in 2004, both of which it subleases to third parties.

Travel Services

  Expedia

        Expedia's headquarters are located in Bellevue, Washington in leased space consisting of approximately 165,000 square feet. The leases for this space expire from 2003 to 2009. Expedia also leases space in Tacoma, Washington, Ft. Lauderdale, Florida, New York City, New York and Washington, D.C. Travelscape, Inc., a subsidiary of Expedia, is headquartered in Las Vegas, Nevada. Travelscape leases office space consisting of approximately 65,000 square feet in Las Vegas, Nevada. As a result of its acquisition of the assets of Classic Custom Vacation in March 2002, Expedia also leases office space consisting of 39,000 square feet in San Jose, California and warehouse space in Post Falls, Idaho. As a result of its acquisition of the assets of Metropolitan Travel in July, 2002, Expedia also leases office space consisting of approximately 17,000 square feet in downtown Seattle, Washington and office space in Kirkland, Washington.

        Expedia also leases office space in Brussels, Belgium; Toronto, Canada; Montreal, Canada; London, England; Milan, Italy; Munich, Germany; Amsterdam, The Netherlands; and Sydney, Australia

  Hotels.com

        Hotels.com's operations are headquartered in Dallas, Texas, where it leases an aggregate of approximately 73,340 square feet of office space. The lease for this space expires in 2010. In addition, Hotels.com leases approximately 47,700 square feet of office space for its former headquarters. The lease for this space expires in 2003.

        TravelNow.com's offices are located in Springfield, Missouri, where it currently leases approximately 15,000 square feet of office space. The lease for this space expires in 2009.

        Hotels.com also leases office space in Ft. Worth and Pharr, Texas, Miami, Florida, Grand Haven, Michigan, Atlantic City, New Jersey, New Orleans, Louisiana, Burbank, California, Paris, France and Hong Kong, China.

  Interval International

        Interval leases offices in 9 locations in the United States and 18 locations outside of the United States for all of its operations. Interval has offices in 13 countries outside of the United States.

        Interval's principal office is located in Miami, Florida and occupies approximately 99,200 square feet of office space under a long-term lease expiring on July 31, 2016. Interval also leases approximately 60,000 square feet of office space for its principal call center in Miami, Florida. The long-term lease for the call center expires on October 31, 2016. Interval's European headquarters is located in London, England and occupies approximately 24,400 square feet of office space under a long-term lease, which expires on May 1, 2016.

  TV Travel Shop

        TV Travel Shop's main office is located in Bromley, Kent, United Kingdom, where it leases approximately 40,000 square feet of space under a lease expiring in December 2005. TVTS also leases a broadcast facility in London and its German joint venture leases premises in Hanover, Germany.

Item 3. Legal Proceedings

        In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, personal injury, contract, and other claims. Such claims and the amounts recoverable in such litigation may be subject to insurance coverage.

        Rules of the Securities and Exchange Commission require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant's business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters in which the Company and its subsidiaries are involved, including those described below, involves or is likely to involve amounts of that magnitude. The litigation matters described below involve issues or claims that may be of particular interest to the Company's shareholders, regardless of whether any of these matters may be material to the financial position or operations of the Company based upon the standard set forth in the SEC's rules.

Disputes and Litigations of Interest

  Tax-Related Disagreement with Vivendi

        In connection with the formation of VUE, USA and various of its affiliates entered into an amended and restated limited liability limited partnership agreement (the "Partnership Agreement"), dated as of May 7, 2002, with various affiliates of Vivendi Universal, S.A. ("Vivendi"), as well as with Mr. Diller. The Partnership Agreement provides that VUE "shall, as soon as practicable after the close of each taxable year, make cash distributions to each Partner in an amount equal to the product of (a) the amount of taxable income allocated to such Partner for such taxable year... and (b) the highest aggregate marginal statutory Federal, state, local and foreign income tax rate... applicable to any Partner." The Partnership Agreement also provides that taxable income of VUE is to be allocated to the partners, including USA and its affiliates, in a specified order, including amounts corresponding to the cash and pay-in-kind distributions on USA and its affiliates' preferred interests in VUE, which represent a 5% annual return on those interests (the "Preferred Return"). The actual amount of cash distributions with respect to taxable income on the Preferred Return would depend on several factors, including the amount of VUE's earnings and federal, state, and local income tax rates. Assuming sufficient VUE earnings in each of the next twenty years and a discount rate of 7%, such cash distributions could have a present value to USA of up to approximately $620 million.

        In an exchange of correspondence commencing in November 2002, Vivendi advised USA that it does not believe that VUE is obligated under the Partnership Agreement to make these payments in respect of taxable income allocated to USA and its affiliates with respect to the Preferred Return, and USA advised Vivendi that it disagrees entirely with Vivendi's position and believes that VUE is obligated under the Partnership Agreement to make the cash distributions to USA and its affiliates described above. To date, the disagreement remains unresolved.

  Litigation Relating to USA's Announced Intention in 2002 of Proposed Transactions with Expedia, Ticketmaster, and Hotels.com

        On June 3, 2002, the Company announced that it had delivered to the boards of directors of each of Expedia, Ticketmaster, and Hotels.com a letter proposing the acquisition by USA of the minority interest in each of the subsidiaries that it did not already own. The boards of directors of these subsidiaries each formed a special committee comprised of all of its disinterested directors to review the Company's proposal.

        Following the Company's announcement, a number of lawsuits were filed against the Company, the subsidiaries, and the boards of directors of the subsidiaries: (i) with respect to Expedia, in the Superior Court of the state of Washington; (ii) with respect to Ticketmaster, in the Court of Chancery of the state of Delaware and in the United States District Court for the Central District of California; and (iii) with respect to Hotels.com, in the Court of Chancery of the state of Delaware. The complaints in these actions generally alleged that the proposed exchange ratio would be unfair to the minority shareholders of the subsidiaries and that entering into the proposed transactions would constitute a breach of fiduciary duty by the defendants. The complaints each sought, among other things, injunctive relief against consummation of the proposed transactions and damages in an unspecified amount. In July 2002, the actions with respect to the three subsidiaries filed in the states of Delaware and Washington were consolidated under the following captions: In re Ticketmaster Shareholders Litigation, No. 19663-NC (Delaware Court of Chancery); In re Hotels.com Inc. Shareholders Litigation, No. 19662-NC (Delaware Court of Chancery); and In re Expedia, Inc. Shareholder Litigation, No. 02-2-1669-SEA (Washington Superior Court). In connection with the consolidation of those actions, orders were entered, on consent, providing that the defendants need not respond to the complaint until after the announcement of a transaction contemplating the purchase by USA of the stock of Expedia, Hotels.com or Ticketmaster (as the case may be) held by its public minority shareholders. In August 2002, the action with respect to Ticketmaster filed in federal court in California was dismissed, on consent, without prejudice.

        On October 10, 2002, the Company and Ticketmaster announced an agreement under which Ticketmaster would be merged into USA. At the same time, for reasons unrelated to the pendency of these actions, the Company announced that it was ending the processes that it had previously begun to acquire all of the stock of Expedia and Hotels.com.

        On November 22, 2002, the consolidated action with respect to Expedia, pending in Washington Superior Court, was dismissed, on consent and without prejudice.

        On December 16, 2002, the plaintiffs in the consolidated action with respect to Ticketmaster, pending in Delaware Chancery Court, agreed that the defendants have an indefinite extension of time in which to respond to the complaint, pending a determination by the plaintiffs whether they will proceed with the lawsuit.

        On January 17, 2003, USA completed its acquisition of all of the stock of Ticketmaster.

        On March 20, 2003, the plaintiffs in the consolidated action with respect to Expedia, pending in Washington Superior Court, filed a purported notice of reinstatement of their claims in that action, apparently in the wake of the announcement on March 19, 2003, that USA and Expedia have entered into a definitive merger agreement (as further described below).

        The Company believes that the allegations in these consolidated actions with respect to Expedia, Hotels.com and Ticketmaster are without merit and will defend vigorously against them should a defense be necessary.

  Litigation Relating to the Recently Announced USA/Expedia Merger Agreement

        On March 19, 2003, USA and Expedia announced that they had entered into an agreement under which USA would acquire the shares of Expedia that it does not currently own in a stock-for-stock transaction. Under the agreement, Expedia shareholders would receive USA stock in accordance with an exchange ratio representing a 30% premium, based upon the closing prices of USA and Expedia stock on March 18, 2003. The agreement was approved by Expedia's board of directors following the unanimous recommendation and approval of an independent special committee of the board.

        On March 20, 2003, three purported class actions on behalf of Expedia shareholders were filed in the Superior Court of the state of Washington against Expedia, USA, and members of the board of directors of Expedia. The complaints allege in essence that the defendants breached their fiduciary duties to Expedia's public shareholders by entering into and/or approving a merger agreement which does not reflect the true value of Expedia. The complaints seek to enjoin consummation of the transaction or, in the alternative, to rescind the transaction, as well as damages in an unspecified amount. The Company and Expedia believe that the allegations in these lawsuits are without merit and will defend vigorously against them.

Electronic Retailing

  HSN Consumer Class Action Litigations

        Illinois.    On November 15, 1999, Home Shopping Network, Inc. ("HSN") was sued in a putative consumer class action filed in the Chancery Division of the Illinois Circuit Court (Cook County). The lawsuit, Bruce Tompkins, Henrietta Buck, and Jodi Habel Hill, on Behalf of Themselves and All Other Similarly Situated Individuals v. Proteva, Inc., Home Shopping Network, Inc., d/b/a Home Shopping Network and the Home Shopping Network, John Roberts, Vivian Roberts McKinley, Kn Chan, William Lynch, and Brian Jordan, No. 99 CH 12013, was brought on behalf of consumers who purchased a Proteva personal computer from one of the defendants and experienced one of the following: (i) the computer was defective upon purchase or shortly thereafter; (ii) a defendant did not honor a rebate offer which had been offered as part of the sale; or (iii) a defendant did not provide customer or warranty service as advertised. The complaint asserted claims for consumer fraud, breach of the implied warranty of merchantability, and unjust enrichment and sought compensatory and punitive damages, as well as attorneys' fees. HSN filed an answer denying the material allegations of the complaint as to it.

        The plaintiffs subsequently filed an amended complaint that, among other things, added another named plaintiff, dropped two individual defendants, added a claim for breach of express warranty, and added four corporate defendants, including Home Shopping Club LP. In May 2000, HSN and Home Shopping Club LP (together, "HSN") filed a motion to dismiss the amended complaint. The motion led to an order requiring the plaintiffs to amend the complaint again. In June 2000, a second amended complaint was filed, adding another named plaintiff and claims for negligent misrepresentation and breach of contract. In December 2000, a third amended complaint was filed, adding another named plaintiff, dropping the three non-HSN corporate defendants that had been added earlier, and dropping the claims for negligent misrepresentation and breach of contract. In June 2001, two of the named plaintiffs were voluntarily dismissed from the case. In July 2001, a fourth amended complaint was filed, adding another named plaintiff. HSN has filed answers to the second, third, and fourth amended complaints, denying their material allegations as to it.

        On February 27, 2001, the plaintiffs filed a motion for certification of a nationwide class, which HSN and other defendants opposed. On December 14, 2001, the court declined to certify a nationwide class and instead limited certification to a class of consumers resident in the state of Illinois.

        The parties have been engaged in discovery. On or about July 14, 2002, HSN filed a motion for summary judgment. That motion remains pending. HSN believes that this lawsuit is without merit and will continue to defend vigorously against it.

        Florida.    On May 1, 2002, Home Shopping Network, Inc. and Home Shopping Club LP (together, "HSN") were sued in a putative consumer class action in the Civil Division of the Florida Circuit Court (Pinellas County). The operative factual allegations and legal claims in the lawsuit, Susan DiCicco, on Behalf of Herself and All Others Similarly Situated v. Home Shopping Network, Inc., d/b/a the Home Shopping Network, and Home Shopping Club LP, d/b/a the Home Shopping Network, No. 02-3625-CI-19, also involve the sale and servicing of Proteva personal computers and are substantially the same as those in the Illinois lawsuit described above. The complaint asserts claims against HSN for deceptive trade practices in violation of the Florida Deceptive and Unfair Trade Practices Act, breach of contract, breach of express and implied warranty, and unjust enrichment, and seeks damages, disgorgement of profits, and attorneys' fees. On August 14, 2002, HSN filed an answer denying the material allegations of the complaint. HSN believes that this lawsuit is without merit and will defend vigorously against it.

Information and Services

  Tickets.com Litigation

        On July 23, 1999, Ticketmaster Online-Citysearch, Inc. and Ticketmaster Corporation (together, "Ticketmaster") commenced an action in the United States District Court for the Central District of California against Tickets.com, Inc. ("Tickets.com"). The complaint in the action, Ticketmaster Corporation and Ticketmaster Online-Citysearch, Inc. v. Tickets.com, Inc., No. 99-07654 (C.D. Cal.), alleged that Tickets.com was violating Ticketmaster's legal and contractual rights by, among other things, (i) providing deep-links to Ticketmaster's internal web pages without its consent, (ii) deceptively and systematically accessing Ticketmaster's computer systems and thereupon copying Ticketmaster event pages and extracting and reprinting on Tickets.com's website Ticketmaster's uniform resource locators ("URL's") and event information, and (iii) providing false and misleading information about Ticketmaster, the availability of tickets on Ticketmaster's website, and the relationship between Ticketmaster and Tickets.com.

        In January 2000, Ticketmaster filed an amended complaint. In February 2000, Tickets.com filed a motion to dismiss that pleading. That motion was denied in part and granted in part with leave to amend. On April 21, 2000, Ticketmaster filed a second amended complaint.

        In March 2000, Ticketmaster filed a motion for a preliminary injunction, seeking to prohibit Tickets.com, during the pendency of the action, from engaging in certain of the acts described above. In August 2000, the trial court, after holding a hearing, denied the motion. In January 2001, that ruling was affirmed on appeal.

        On May 30, 2000, Tickets.com filed its answer to Ticketmaster's second amended complaint, as well as a number of counterclaims against Ticketmaster. The counterclaims alleged violations by Ticketmaster of the federal antitrust laws (Sections 1 and 2 of the Sherman Act), the California antitrust laws (the Cartwright Act), and Section 17200 of the California Business and Professions Code, sought declaratory relief, and also contained common-law claims for restraint of trade, unfair competition and unfair business practices, and interference with contract. Tickets.com alleged that Ticketmaster Corporation's exclusive agreements with Ticketmaster Online-Citysearch, Inc., venues, promoters, and others injure competition, violate antitrust laws, constitute unfair competition, and interfere with Tickets.com's prospective economic advantage. In July 2000, Ticketmaster filed a motion to dismiss certain of Tickets.com's counterclaims. In September 2000, that motion was provisionally denied.

        In July 2002, the trial court dismissed, on consent, Tickets.com's claims that Ticketmaster commenced litigation against Tickets.com and others for predatory and/or anticompetitive purposes. In September 2002, the court dismissed, on consent, Tickets.com's claims allegedly brought on behalf of the public under Section 17200 of the California Business and Professions Code.

        In September 2002, the parties participated in a mediation conducted by a retired federal judge but did not agree to settle the case.

        On January 22, 2003, the court dismissed, on consent, certain of Tickets.com's counterclaims, including certain counterclaims alleging violations of Sections 1 and 2 of the Sherman Act and Section 17200 of the California Business and Professions Code, as well as common-law counterclaims alleging restraint of trade, interference with prospective economic advantage, and unfair competition, and unfair business practices. On February 5, 2003, the court dismissed, on consent, certain of Ticketmaster's claims, namely those alleging: unfair competition and false designation of origin; reverse passing off; false advertising; violation of Section 17200 of the California Business and Professions Code by reason of unfair business practices; and interference with prospective economic advantage.

        On January 27, 2003, the court denied Ticketmaster's motion to preclude the admission into evidence at trial of the antitrust damages report of Tickets.com's damages expert, with the provisos (i) that the report may not be used unless the trier of fact accepts all of the antitrust liability theories on which the report is based, and (ii) that the antitrust damages opinions contained in the report may be subject to further challenge at a later time.

        Discovery in this case has been extensive and, as of January 31, 2003, has recently ended.

        On February 3, 2003, Ticketmaster and Tickets.com each filed a motion for summary judgment. On March 3, 2003, the court heard oral argument and ruled on the motions. The court granted summary judgment dismissing all of Tickets.com's antitrust counterclaims under federal and state law. The court also granted summary judgment dismissing all of Ticketmaster's claims against Tickets.com with the exception of Ticketmaster's claim for breach of contract.

        The court's March 3, 2003 rulings left Ticketmaster with a claim for breach of contract and Tickets.com with a counterclaim for unfair business practices under Section 17200 of the California Business and Professions Code. On March 17, 2003, the court dismissed these remaining state-law claims without prejudice for lack of federal subject-matter jurisdiction and directed the parties to submit appropriate forms of judgment dismissing the action in its entirety. The parties each will be able to refile its remaining claim against the other in state court. In addition, the parties each will be able to appeal from the judgment to be entered against it in federal court. However, as of this date, no such action has been taken.

  Ticketmaster Class Action Litigations Related to Magazine Sales

        Florida.    On or about December 18, 2000, Ticketmaster Corporation ("Ticketmaster") and Time Inc. ("Time") were sued in a putative consumer class action filed in the Florida Circuit Court, Thirteenth Judicial Circuit (Hillsborough County). The lawsuit, Victoria McLean v. Ticketmaster Corporation and Time Inc., No. G0009564, claims that in offering for sale Entertainment Weekly magazine, a Time publication, Ticketmaster has been involved in criminal activity, conspiracy, and unfair and deceptive trade practices due to the defendants' alleged disclosure of credit card information to third parties without express written consent and allegedly unauthorized posting of charges to credit card accounts. The complaint sought injunctive relief and treble damages, as well as attorneys' fees. Ticketmaster and Time subsequently filed a motion to dismiss the case on various grounds. On or about May 30, 2001, an amended complaint was filed, adding a second consumer plaintiff. The defendants' motion to dismiss was withdrawn, and Ticketmaster filed an answer on July 23, 2001. On May 31, 2002, Ticketmaster and Time filed a motion for summary judgment, which remains pending.

Discovery in the case is ongoing. Ticketmaster believes that this lawsuit is without merit and will continue to defend vigorously against it.

        Michigan.    On or about August 17, 2001, Ticketmaster L.L.C. ("Ticketmaster") and Time were sued in a putative consumer class action filed in the Michigan Circuit Court (Macomb County). The lawsuit, Glenn R. Matecun, on Behalf of Himself and All Others Similarly Situated v. Ticketmaster L.L.C. and Time Inc., No. 01-3573 CP, claims that Ticketmaster has been providing credit card information to Time in order to enable Time to sell unwanted magazine subscriptions without the knowledge or consent of consumers, in violation of a number of Michigan laws. An amended complaint was filed on January 11, 2002. On May 9, 2002, a second amended complaint was filed, adding two more consumer plaintiffs. The plaintiffs seek treble damages, exemplary damages, equitable relief, and attorneys' fees. Ticketmaster and Time have filed answers denying the material allegations in the lawsuit. Discovery has begun. Ticketmaster believes that this lawsuit is without merit and will continue to defend vigorously against it.

        California.    On July 23, 2002, Ticketmaster and Time were sued in an action filed in the California Superior Court (San Francisco County). The lawsuit, Rupert Fowler, an Individual, on Behalf of the General Public v. Ticketmaster Corporation, Time Inc., and Does 1-100 Inclusive, No. 410588, claims, among other things, that from 1999 to December 24, 2001, the defendants violated their customers' California constitutional privacy rights by improperly using credit card and billing information and thereby engaged in unfair business practices. The complaint alleges various violations of Section 17200 of the California Business and Professions Code and seeks permanent injunctive relief, restitution, disgorgement, and attorneys' fees. On March 17, 2003, the parties participated in a non-binding mediation, but no settlement was reached. Ticketmaster's response to the complaint is due on or before March 28, 2003. Ticketmaster believes that this lawsuit is without merit and will continue to defend vigorously against it.

Travel Services

  Securities Litigations Involving Hotels.com

        On January 10 and February 13, 2003, four putative class actions were filed in the United States District Court for the Northern District of Texas against Hotels.com and three of its executives. These lawsuits claim that the defendants violated the federal securities laws during the period between October 23, 2002 and January 6, 2003 (the "Class Period"). The complaints allege that during the Class Period the defendants knowingly (i) made certain materially false and misleading public statements, in a press release and two press interviews, with respect to the anticipated performance of Hotels.com during the fourth quarter of 2002, and (ii) concealed from the investing public certain material events and developments that were likely to render that anticipated performance unattainable. The complaints assert that the individual defendants profited from the rise in Hotels.com's share price caused by their public statements through sales of Hotels.com stock during the Class Period. The complaints further allege that as a result of Hotels.com's announcement, on January 6, 2003, of a downward revision of its guidance for the fourth quarter of 2002, its share price declined by 25%. The plaintiffs seek certification of a class of all non-defendant purchasers of Hotels.com stock during the Class Period and seek damages in an unspecified amount suffered by the putative class. The parties have jointly requested that the court consolidate these lawsuits into a single action, In re Hotels.com Securities Litigation, No. 3-03CV00069. Hotels.com believes that these lawsuits are without merit, and the defendants intend to defend vigorously against them.

        In a related development, on January 14, 2003, a shareholder derivative action was filed in the Texas District Court (Dallas County) against Hotels.com (as a nominal defendant only), and a number of current and former officers and directors of Hotels.com. The lawsuit, Anita Pomilio Wilson, Derivatively on Behalf of Nominal Defendant Hotels.com v. Elan J. Blutinger, Sandra D'Arcy, Robert

Diener, Beverly Harms, Julius Genachowski, Victor A. Kaufman, Dara Khosrowshahi, David Litman, Dan Marriott, Jon Miller, Gregory S. Porter, Mel Robinson, Eli Segal, and Hotels.com, No. 03-00349, arises out of substantially the same events and circumstances as the putative class actions described above. The gravamen of the complaint is that the nine individual defendants who sold shares in Hotels.com during the period from October 25 to December 3, 2002, breached their fiduciary duty to Hotels.com by misappropriating, and trading and profiting on the basis of, proprietary, material non-public information concerning the financial condition and growth prospects of Hotels.com. The complaint also alleges that all of the individual defendants aided and abetted the selling defendants' breaches of fiduciary duty by concealing from the market the information on the basis of which the selling defendants allegedly traded and profited. The complaint seeks imposition of a constructive trust in favor of Hotels.com on the profits obtained by the selling defendants on their sales of Hotels.com stock during the period referred to above, as well as unspecified damages resulting from the individual defendants' alleged breaches of fiduciary duty. Hotels.com believes that this lawsuit is without merit, and the defendants intend to defend vigorously against it.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        USA's common stock is quoted on The Nasdaq Stock Market ("NASDAQ") (Symbol: USAI). There is no established public trading market for USA's Class B common stock.

        The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for USA's common stock as reported on NASDAQ:

	High	Low
Year Ended December 31, 2002
First Quarter	$33.22	$25.41
Second Quarter	33.53	19.55
Third Quarter	24.11	16.25
Fourth Quarter	29.80	15.31
Year Ended December 31, 2001
First Quarter	$24.94	$17.69
Second Quarter	28.20	20.16
Third Quarter	28.44	16.45
Fourth Quarter	27.84	17.45

        There were approximately 6,157 stockholders of record as of January 31, 2003, and the closing price of USA's common stock that day was $22.01. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

        USA has paid no cash dividends on its common stock to date and does not anticipate paying cash dividends on its common stock in the immediate future.

Item 6.  Selected Financial Data

        The following table presents selected historical financial data of USA for each of the years in the five year period ended December 31, 2002. This data was derived from USA's audited consolidated financial statements and reflects the operations and financial position of USA at the dates and for the periods indicated. The information in this table should be read with the financial statements and accompanying notes and other financial data pertaining to USA included herein. In August 2001, the Company completed its previously announced sale of all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations to Univision Communications Inc. ("Univision"). On May 7, 2002, USA completed its transaction with Vivendi Universal, S.A. ("Vivendi") in which USA's Entertainment Group, consisting of USA Cable, Studios USA, and USA Films, was contributed to Vivendi Universal Entertainment LLLP, a new joint venture controlled by Vivendi. The financial position and results of operations of USAB and USA Entertainment Group have been presented as discontinued operations in the following table.

	Year Ended December 31,
	1998(1)(2)	1999(3)	2000(4)	2001(5)	2002(6)(7)
	(Dollars in Thousands, Except Per Share Data)
Statements of Operations Data:
Net revenues	$1,639,828	$2,001,108	$2,964,612	$3,468,860	$4,621,224
Operating profit (loss)	59,391	(48,842)	(349,746)	(216,423)	86,753
Earnings (loss) from continuing operations before cumulative effect of accounting change	26,848	(69,212)	(172,398)	(186,799)	7,378
Earnings (loss) before cumulative effect of accounting change	76,874	(27,631)	(147,983)	392,795	2,414,492
Net earnings (loss) available to common shareholders	76,874	(27,631)	(147,983)	383,608	1,941,344
Basic earnings (loss) per common share from continuing operations available to common shareholders(8)(9):	0.09	(0.21)	(0.48)	(0.50)	(0.01)
Diluted earnings (loss) per common share from continuing operations available to common shareholders(8)(9):	0.04	(0.21)	(0.48)	(0.50)	(0.02)
Basic earnings (loss) per common share before cumulative effect of accounting change available to common shareholders(8))(9):	0.27	(.08)	(0.41)	1.05	5.64
Diluted earnings (loss) per common share before cumulative effect of accounting change available to common shareholders(8)(9):	0.21	(.08)	(0.41)	1.05	5.62
Basic earnings (loss) per common share available to common shareholders(8)(9):	0.27	(.08)	(0.41)	1.03	4.55
Diluted earnings (loss) per common share available to common shareholders(8)(9):	0.21	(.08)	(0.41)	1.03	4.54
Balance Sheet Data (end of period):
Working Capital	$443,408	$381,046	$355,157	$1,380,936	$3,080,766
Total Assets	4,161,873	5,151,160	5,646,290	6,527,068	15,663,113
Long-term obligations, net of current maturities	775,683	573,056	551,766	544,372	1,211,145
Minority Interest	336,788	742,365	908,831	706,688	1,074,501
Shareholders' equity	2,571,405	2,769,729	3,439,871	3,945,501	7,931,463
Other Data:
Net cash provided by (used in):
Operating activities	$(91,660)	$77,760	$87,321	$298,335	$741,561
Investing activities	(1,179,346)	(468,318)	(408,016)	35,052	808,009
Financing activities	1,297,654	100,204	58,163	56,256	716,621
Discontinued operations	304,173	267,651	86,266	348,174	(178,288)
Effect of exchange rate changes	(1,501)	(123)	(2,687)	(3,663)	11,130

(1)
Net earnings available to common shareholders includes the operations of USA Cable and Studios USA since their acquisition by USA from Universal on February 12, 1998 and the consolidated statement of operations data includes Citysearch since its acquisition by USA on September 28, 1998.
(2)
Net earnings available to common shareholders for the year ended December 31, 1998 include a pre-tax gain of $74.9 million related to USA's sale of its Baltimore television station during the first quarter of 1998 and a pre-tax gain of $109.0 million related to the purchase of Citysearch during the fourth quarter of 1998.
(3)
The consolidated statement of operations data include the operations of Hotels.com since its acquisition by USA on May 10, 1999 and net earnings available to common shareholders includes the results of October Films and the domestic film distribution and development businesses of Universal (which previously operated Polygram Filmed Entertainment), collectively referred to as USA Films, that were acquired by USA on May 28, 1999. USA Films was contributed to VUE on May 7, 2002. Net earnings for the year ended December 31, 1999 includes a pre-tax gain of $89.7 million related to the sale of securities.
(4)
Includes a pre-tax gain of $104.6 million by Styleclick, Inc. related to USA's exchange of its interest in Internet Shopping Network for 75% of Styleclick, Inc., a pre-tax gain of $3.7 million related to the Hotels.com initial public offering, and a pre-tax charge of $145.6 million related to impairment of Styleclick goodwill.
(5)
Net earnings available to common shareholders includes a gain of $517.8 million, net of tax, related to the sale of capital stock of certain USA Broadcasting subsidiaries and an after-tax expense of $9.2 million related to the cumulative effect of adoption as of January 1, 2001 of SOP 00-2, "Accounting by Producers or Distributors of Films."

(6)
In connection with USA's acquisition of a controlling interest in Expedia, Inc., USA issued approximately 13.1 million shares of Series A Redeemable Preferred Stock, or USA preferred stock, at $50 face value ($656 million aggregate value), with a 1.99% annual dividend rate and which is convertible at any time into USA common stock at an initial conversion price of $33.75. The conversion price will be adjusted downward pursuant to a specified formula if the average share price of USA common stock over a ten-day trading period prior to conversion exceeds $35.10. Holders of USA preferred stock may require USA to purchase their shares on the fifth, seventh, tenth and fifteenth anniversary of the closing on February 4, 2002. USA has the right to redeem such shares commencing on the tenth anniversary of February 4, 2002. Any payment by USA with respect to the dividend or pursuant to any redemption requested by holders of USA preferred stock or by USA may be made in cash or USA common stock, or a combination thereof, at the option of USA.
(7)
Net earnings available to common shareholders includes a gain of $2.4 billion, net of tax, related to the contribution of the USA Entertainment Group to VUE and an after-tax expense of $461.4 million related to the cumulative effect of adoption as of January 1, 2002 of Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." Also includes results of TV Travel Group and Interval since their acquisition by USA on May 1, 2002 and September 24, 2002, respectively.
(8)
Earnings (loss) per common share data and shares outstanding retroactively reflect the impact of two-for one-stock splits of USA's Common Stock and USA Class B common stock paid on February 24, 2000 and March 26, 1998. All share numbers give effect to such stock splits.
(9)
The following table adjusts USA's reported net earnings (loss) and basic and diluted net earnings (loss) per share to exclude amortization expense related to goodwill and other intangible assets with indefinite lives as if Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles" was effective January 1, 1999:

	Year Ended December 31,
	1999	2000	2001
	(In Thousands, Except Per Share Data)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS AVAILABLE TO COMMON SHAREHOLDERS
Reported loss from continuing operations available to common shareholders	$(69,212)	$(172,398)	$(186,799)
Add: goodwill amortization	71,859	166,705	134,077

Loss from continuing operations—as adjusted	$2,647	$(5,693)	$(52,722)

Basic earnings (loss) per share from continuing operations available to common shareholders—as adjusted:
Reported basic loss per share	$(0.21)	$(0.48)	$(0.50)
Add: goodwill amortization	0.22	$0.46	$0.36

Adjusted basic earnings (loss) per share	$0.01	$(0.02)	$(0.14)

Diluted earnings (loss) per share from continuing operation available to common shareholders—as adjusted:
Reported diluted loss per share	$(0.21)	$(0.48)	$(0.50)
Add: goodwill amortization	0.22	0.46	0.36

Adjusted diluted loss per share	$0.01	$(0.02)	$(0.14)

NET EARNINGS (LOSS) AVAILABLE TO COMMON SHAREHOLDERS
Net earnings (loss) available to common shareholders	$(27,631)	$(147,983)	$383,608
Add: goodwill amortization	104,704	206,151	176,413

Net earnings available to common shareholders—as adjusted	$77,073	$58,168	$560,021

Basic earnings (loss) per share—as adjusted:
Reported basic net earnings (loss) per share	$(0.08)	$(0.41)	$1.03
Add: goodwill amortization	0.32	0.57	0.47

Adjusted basic net earnings per share	$0.24	$0.16	$1.50

Diluted earnings (loss) per share:
Reported diluted net earnings (loss) per share	$(0.08)	$(0.41)	$1.03
Add: goodwill amortization	0.29	0.57	0.47

Adjusted diluted net earnings per share	$0.21	$0.16	$1.50

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        USA Interactive ("USA" or the "Company") (Nasdaq: USAI) engages worldwide in the business of interactivity via the Internet, television and the telephone. USA operates multiple brands across three areas: Electronic Retailing, Information and Services and Travel Services. Electronic Retailing is comprised of HSN, America's Store, HSN.com, and Home Shopping Europe and EUVÍA in Germany. Information and Services includes Ticketmaster, Match.com, Citysearch, Evite and Precision Response Corporation. Travel Services consists of Expedia (Nasdaq: EXPE), Hotels.com (Nasdaq: ROOM), Interval International ("Interval"), TV Travel Shop and USA's forthcoming U.S. cable travel network.

        Through May 7, 2002, the Company also included the USA Entertainment Group, consisting of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. USA Entertainment was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002 (the "VUE Transaction") and the results of operations and statement of position of USA Entertainment are presented as a discontinued operation. See Note 20 in the Notes to Consolidated Financial Statements for further discussion of the VUE Transaction.

Recent Developments

        On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia. In the merger, USA issued to former holders of Expedia common stock who elected to receive USA securities an aggregate of approximately 20.6 million shares of USA common stock, approximately 13.1 million shares of $50 face value of 1.99% cumulative convertible preferred stock of USA and warrants to acquire approximately 14.6 million shares of USA common stock at an exercise price of $35.10 per share. On March 19, 2003, USA announced it would acquire the Expedia shares it does not currently own. See Note 24 for further discussion.

        In connection with the VUE Transaction, shares of USANi LLC held by Liberty Media Corporation ("Liberty") were exchanged for 7.1 million USA shares, with the remaining approximately 320.9 million USANi LLC shares held by Vivendi (including USANi shares obtained from Liberty) cancelled.

        On June 27, 2002, the Company and Liberty completed the exchange of Liberty's Home Shopping Network ("Holdco") shares, with the Company issuing an aggregate of 31.6 million shares of Common Stock and 1.6 million shares of Class B Common Stock. Therefore, at this time USA owns 100% of USANi LLC and Holdco. Previously, USA maintained control and management of Holdco and USANi LLC, and managed the businesses held by USANi LLC, in substantially the same manner, as they would have been if USA held them directly through wholly owned subsidiaries.

        On September 24, 2002, the Company completed its acquisition of Interval, a leading membership-services company providing timeshare exchange and other value-added programs to its timeshare-owner consumer members and resort developers, for approximately $541.4 million in cash, less $16.2 million of cash acquired.

        On January 17, 2003, the Company completed its acquisition of the outstanding shares of Ticketmaster that it did not already own. The acquisition was accomplished by the merger of a wholly owned subsidiary of USA into Ticketmaster, with Ticketmaster surviving as a wholly owned subsidiary of USA. In the merger, each outstanding share of Ticketmaster Class A common stock and Ticketmaster Class B common stock (other than shares held by USA, Ticketmaster and their subsidiaries) was converted into the right to receive 0.935 of a share of USA common stock. USA issued an aggregate of approximately 45.5 million shares of USA common stock, and assumed approximately 8.9 million stock options and 4.2 million warrants in the merger. Shares of Ticketmaster Class B common stock, which prior to the merger traded on the Nasdaq National Market under the symbol "TMCS," were delisted from trading as of the close of the market on January 17, 2003.

Contribution of the USA Entertainment Group to VUE

        On May 7, 2002, USA completed its previously announced transaction with Vivendi to create a joint venture called Vivendi Universal Entertainment LLLP ("VUE"). Vivendi and its subsidiaries control VUE, with the common interests owned 93.06% by Vivendi and its subsidiaries, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA (economic interests in a portion of his common interests have been assigned by Mr. Diller to three executive officers of USA).

        See Note 20 in the Notes to Consolidated Financial Statements for further discussion.

Adoption of New Accounting Rules for Goodwill and Other Intangible Assets

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in its entirety. In connection with the adoption of this standard, the Company has not amortized any goodwill or indefinite-lived intangible assets during 2002. Prior to the adoption, all intangible assets were amortized over their estimated periods to be benefited, generally on a straight-line basis. Therefore, the results of operations for 2001 and 2000 reflect the amortization of goodwill and indefinite-lived intangible assets, while the results of operations for 2002 do not reflect such amortization (see Note 4—Goodwill and Other Intangible Assets for a pro forma disclosure depicting the Company's results of operations during 2001 and 2000 after applying the non-amortization provisions of SFAS No. 142). Goodwill amortization recorded in continuing operations for the years ended December 31, 2001 and 2000 was $215.4 million and $383.1 million, respectively. Goodwill amortization recorded in discontinued operations for the years ended December 31, 2001 and 2000 was $127.9 million and $117.6 million, respectively. In connection with the implementation of SFAS No. 142, the Company was required to assess goodwill and indefinite-lived intangible assets for impairment. As previously discussed in USA's Form 10-Q for the quarter ended March 31, 2002, USA recorded a write-off before tax and minority interest of $499 million related to the Citysearch and PRC businesses as a cumulative effect of accounting change. Although Citysearch and PRC are expected to generate positive cash flows in the future, due to cash flow discounting techniques to estimate fair value as required by the new rules, the future estimated discounted cash flows did not support current carrying values at the time of the evaluation on January 1, 2002. The Citysearch write-off was $115 million, and the PRC write-off was $384 million.

        Adoption of the new standard resulted in a one-time, non-cash after-tax, after minority interest charge of $461.4 million. The charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations as of January 1, 2002. See Note 4 for additional information regarding goodwill.

        In addition, in the second quarter of 2002, USA recorded a further write-down of $22.2 million related to PRC. The write-down resulted from contingent purchase price recorded in the second quarter.

        Additionally, pursuant to SFAS No. 142, the Company assesses goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. As of December 31, 2002, the Company determined that the carrying value of such assets were not impaired.

Adjusted EBITDA

        Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as operating profit (loss) plus (1) depreciation and amortization, including goodwill impairment; (2) amortization of cable distribution fees; (3) amortization of non-cash distribution and marketing expense and non-cash compensation expense; and (4) non-recurring items, including disengagement expenses and restructuring charges not impacting EBITDA. Adjusted EBITDA is presented here as a management tool and as a valuation methodology. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

        See Note 23 in the Notes to Consolidated Financial Statements for a reconciliation of Adjusted EBITDA to operating income by segment.

        The following is a reconciliation of Operating Profit (Loss) to Adjusted EBITDA for 2002, 2001 and 2000:

	Twelve Months Ended December 31,
	2002	2001	2000
Operating profit (loss)	$86,753	$(216,423)	$(349,746)
Amortization of cable distribution fees	53,680	43,975	36,322
Amortization of non-cash distribution and marketing	37,344	26,385	11,665
Amortization of non cash compensation expense	15,899	7,800	12,740
Depreciation	177,219	131,308	105,380
Amortization of intangibles	146,183	294,583	314,768
Goodwill impairment	22,247	—	145,594
Disengagement expenses	31,671	4,052	—
Restructuring charges not impacting EBITDA	39,129	6,248	—

Adjusted EBITDA	$610,125	$297,928	$276,723

Revenue Presentation for Merchant Hotel Business

        As previously announced, USA voluntarily requested the SEC to review the presentation of revenue by Hotels.com and Expedia for merchant hotel revenue, as Hotels.com presents such revenue on a gross basis and Expedia on a net basis. The SEC has concluded its review, and will not object to the revenue presentation that each of the companies have historically used. See a full discussion of revenue presentation under Critical Accounting Policies below.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" which amends FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of FASB Statement No. 123. The transition guidance and annual disclosure provisions are effective for financial reports containing financial statements for fiscal year ending after December 15, 2002. The Company will provide expense for stock based compensation on a prospective basis, and will continue to provide pro forma information in the notes to financial statements to provide the results as if SFAS 123 had been adopted in previous years. The Company intends to issue restricted stock units that will vest in future periods instead of stock options, although the Company's public subsidiaries may issue some employee stock options in 2003 as they complete the transition to 100% restricted stock. For restricted stock units issued, the accounting charge is measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

         This report includes forward-looking statements within the meaning of the private securities litigation reform act of 1995. These statements include, but are not limited to statements relating to such matters as anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters. These forward-looking statements are necessarily estimates reflecting the best judgment of company management and involve a number of risks and uncertainties that could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: material adverse changes in economic conditions generally or in the markets or industries served by the Company; future regulatory and legislative actions and conditions affecting the Company's operating areas; competition from others; successful integration affecting the Company's operating units management structures; product demand and market acceptance; the ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the ability to maintain the integrity of the Company's systems and infrastructure; the ability to expand into and successfully operate in foreign markets; obtaining and retaining key executives and employee; acts of terrorism; and war or political instability.

  Results of Operations for the Year Ended December 31, 2002 vs. Year Ended December 31, 2001

CONTINUING OPERATIONS

HSN-U.S.

Operating Results

        Net revenues in 2002 decreased slightly by $47.7 million, or 2.9%, to $1.6 billion from $1.7 billion in 2001 due to HSN's continued focus on higher margin products, the challenging retail environment in 2002 and disengagement (see below). Home licensing products, which include electronics, home computers and other homegoods, accounted for 31% of the product mix in 2002 compared to 38% in 2001. The decrease in sales of electronics and computers resulted in lower top-line sales revenue, as the average price point for the year decreased to $45.46 in 2002 from $47.63 in 2001 on slightly increased units shipped, but higher profitability, as the gross profit percentage increased to 37.1% for 2002 compared to 34.0% for 2001. HSN was able to grow EBITDA by increasing the gross margin as it relied less on sales of high dollar, lower margin products, such as home computers and electronics. Coupled with improved return rates (18.6% in 2002 from 18.9%), the increase in sales over HSN.com, which resulted in lower costs per shipment, lower cost related to revenues and other costs due to higher fixed overhead costs for fulfillment in 2001, including costs incurred to build out its new California fulfillment facility, along with pricing incentives offered after September 11th, 2001 that impacted 2001 results, Adjusted EBITDA increased $39.8 million, or 17.2%, to $272.0 million in 2002 from $232.2 million in 2001. 2001 was impacted by the national tragedy of September 11th. HSN ceased its live programming commencing shortly after the attacks and aired live news programming from USA Cable's NWI during that time. As previously disclosed, 2002 revenue was impacted by the disengagement of former USAB broadcast stations that aired Home Shopping programming in late 2001 and early 2002 (see below for further discussion).

        Adjusted EBITDA for 2002 and 2001 excludes amortization of cable distribution fees of $52.4 million and $41.6 million, respectively, disengagement costs of $31.7 million and $4.1 million, respectively, and amortization of intangibles of $32.6 million and $0.9 million, respectively. The large increase in intangibles in 2002 is due to the step-up in basis of HSN assets resulting from the VUE transaction and the Holdco exchange. Cable distribution fees increased as a result of new long-term carriage agreements signed in late 2001 and early 2002. Charges of $1.2 million were incurred in 2001 related to employee terminations.

        On a pro forma basis based on the estimated impact of disengagement for the 2001 results, net revenues for 2002 increased slightly by $91.8 million, or 6.0%, to $1.61 billion from $1.52 billion, while Adjusted EBITDA improved $62.0 million, or 29.5%, to $272.0 million in 2002 from $210.0 million in 2001. See below for further discussion of disengagement.

Disengagement

        As noted in the Company's previous filings, the majority of the USAB stations sold to Univision are located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN initially lost approximately 12 million broadcast homes and accordingly, HSN's operating results were affected. Based on current estimates, HSN believes that lost sales, translated on a pro forma basis for 2001, were $137.4 million, and estimated lost Adjusted EBITDA was $27.4 million. These amounts are higher than original estimates. In addition, in order to effectively transfer HSN's distribution to cable, in 2002, HSN incurred charges of approximately $31.7 million, in the form of payments to cable operators and related marketing expenses, including $2.2 million of redemptions of coupons offered to customers impacted by disengagement. HSN expects that total disengagement expenses will be approximately $100 million, which payment will offset HSN's pre-tax proceeds from the Univision transaction, which totaled $1.1 billion. These disengagement costs are excluded from Adjusted EBITDA. The Company has supplemented its discussion of HSN's results above by including a comparison of 2002 to 2001, adjusted for the estimated impact of disengagement on revenues and Adjusted EBITDA.

Ticketing Operations

        Net revenues in 2002 increased by $75.5 million, or 13.0%, to $655.2 million from $579.7 million in 2001 primarily due to an increase in the number of tickets sold and an increase in average revenue per ticket. The increase in tickets sold primarily reflects Ticketing's successful growth efforts in its existing domestic and international markets, further increased by the acquisition of Ticketmaster-Norway in October 2001 and Ticketmaster-Netherlands in June 2002. Adjusted EBITDA increased by $41.7 million, or 39.3%, to $148.0 million from $106.2 million due to Ticketing's strong ticket sales and improved margins in its domestic and international operations. The total number of tickets sold increased 9.7% to 95.1 million tickets sold in 2002 compared to 86.7 million tickets sold in 2001. Tickets sold online accounted for 40.6% of the tickets sold in 2002 compared to 32.1% in 2001, demonstrating the continued migration of sales online. The increases in revenue and Adjusted EBITDA were also impacted by adverse effects in 2001 related to the events surrounding September 11, 2001.

        Adjusted EBITDA for 2002 and 2001 excludes non-cash amortization of intangibles of $9.6 million in 2002 and $10.0 million in 2001, non-cash distribution and marketing expense of $1.0 million in 2002 and $0.4 million in 2001, and non-cash compensation of $0.4 million in 2002 and $1.1 million in 2001. Non-cash distribution and marketing refers to barter arrangements for distribution secured from third parties, whereby advertising is provided by Ticketmaster to a third party in return for distribution over the third party's network. The advertising provided has been secured from USA, which in turn has secured the non-cash advertising pursuant to an agreement with Universal TV (formerly USA Cable) related to the VUE Transaction. Sufficient advertising has been secured to satisfy existing obligations.

Hotels.com

        Net revenues in 2002 increased by $408.9 million, or 76.2%, to $945.4 million from $536.5 million in 2001, and Adjusted EBITDA increased by $49.2 million, or 60.4%, to $130.6 million from $81.4 million. The increase in net revenues was primarily attributable to the growth of the new website and brand, hotels.com, and the growth in travel and lodging bookings through the Internet. Revenues also increased due to the addition of new cities in which Hotels.com offers hotel rooms, an increase in hotels offered in existing cities, and an increase in room allotments available for sale. In 2002, Hotels.com generated increases of 84.7% in room nights sold (to 7.8 million merchant room nights in 2002 from 4.2 million merchant room nights in 2001) in part due to the addition of 147 new markets in 2002, including 85 new markets in international locations, a 69.1% increase in properties and a 42.7% increase in affiliates, which generate sales of rooms in exchange for commissions. Revenues derived through Hotels.com's agreement with Travelocity, its largest affiliate, accounted for approximately 17.7% of total revenues in 2002 and 18.0% of total revenues in 2001. The increase in revenue was also attributable to the growth of revenue from international and vacation rental properties. Revenue from properties in Europe, Canada, Mexico, the Caribbean and Asia increased 176.5% to $125.7 million in 2002 from $45.5 million in 2001. Revenue from Hotel.com's vacation rentals, which include condominiums, timeshares and vacation homes, increased 147.1% to $25.5 million in 2002 from $10.3 million in 2001. Hotels.com incurred increased advertising and promotional costs, including costs associated with the launch and branding of the new hotels.com website and an increase in personnel costs, credit card fees and affiliate commissions resulting from the growth in net revenues. The gross profit percentage decreased slightly to 30.4% in 2002 from 31.0% in 2001 due primarily due to an increase in occupancy tax expense as a result of the additional reserve established in 2002 for contingent occupancy tax liabilities.

        Adjusted EBITDA excludes non-cash amortization of intangibles of $2.2 million in 2002 and $0.6 million in 2001, non-cash distribution and marketing expense of $18.7 million in 2002 and $17.0 million in 2001 related to the amortization of stock-based warrants issued to affiliates in consideration of exclusive affiliate distribution and marketing agreements and $0.9 million in 2002 related to cross-promotion advertising provided by USA Cable prior to May 7, 2002. Hotels.com expects that the amount of non-cash distribution and marketing expense could grow, as certain of the warrants are performance based, the value of which is determined at the time the performance criteria are met. To the extent that Hotel.com's stock price rises, the value of the warrants also increases. Included in Adjusted EBITDA for 2002 is a charge of $0.6 million related to the terminated exchange offer by USA.

Expedia

Actual Results

        USA completed its acquisition of a controlling interesting in Expedia on February 4, 2002. Net revenues and Adjusted EBITDA for the period February 4, 2002 to December 31, 2002 were $553.7 million and $162.8 million, respectively. For the period February 4, 2002 to December 31, 2002, Adjusted EBITDA excludes $41.2 million of non-cash amortization of intangible assets, $13.1 million of non-cash marketing relating to advertising provided by USA and $5.6 million of non-cash compensation, resulting primarily from the amortization of the intrinsic value of unvested stock options, which arose from Expedia's initial public offering in November 1999. The advertising provided has been secured from USA, which in turn has secured the non-cash advertising pursuant to an agreement with Universal TV (formerly USA Cable) related to the VUE Transaction. Sufficient advertising has been secured to satisfy existing obligations. On July 14, 2002, Expedia acquired Metropolitan Travel in conjunction with Expedia's launch into the corporate travel market. The Company recorded occupancy tax expense for certain jurisdictions in 2002 for contingent occupancy tax liabilities. Included in Adjusted EBITDA for 2002 is a charge of $1.7 million related to the exchange offer proposed by USA.

Supplemental Pro Forma Information

        Pro forma information for 2002 and 2001, giving effect to the Expedia transaction as of the beginning of the periods presented, is as follows:

        Net revenues in 2002 increased by $292.3 million, or 98.4%, to $589.2 million from $296.9 million in 2001, while Adjusted EBITDA increased by $112.8 million, or 185.4%, to $173.7 million from $60.9 million in 2001. In 2002, Expedia experienced an overall growth in revenues. Expedia's hotel business increased due to greater number of hotels available for customers to choose from, increased number of room nights stayed and the customer having the flexibility to purchase hotel rooms as a stand-alone product or combined with other travel products in a package. The acquisition of Classic Custom Vacations ("CCV") in March 2002, a provider of customized vacation packages to Hawaii, Mexico, North America, Europe, and the Caribbean, contributed to Expedia's growth as well. In addition, the number of airline ticket transactions increased which was primarily offset by a decline in commission per ticket resulting from a decline in commissions paid by airlines. Beginning in December 2002, a service fee is being charged to customers for most airline tickets booked on Expedia's U.S. websites, and Expedia expects revenues generated from this service fee to have a positive impact on revenue per ticket. Also, in July 2002, Expedia introduced corporate travel as part of the acquisition of Metropolitan Travel Inc. Merchant and agency revenues relating to international markets increased year over year due to an increase in marketing and development activities in past years and increased partnerships with local hotels which has resulted in increased airline ticket and hotel transactions. As Expedia continues to gain acceptance internationally, Expedia anticipates continued strong growth in international markets.

        Gross margin decreased slightly from 2001. Excluding CCV and Metropolitan, gross profit for 2002 would have increased. CCV products have a lower gross margin than Expedia's other services, since CCV pays commissions to travel agents, which is part of the cost of merchant revenues. Expedia's gross margins increased, excluding CCV, due to high growth rates in Expedia's merchant business and reduced costs per transaction at Expedia's call centers. This reduction was achieved through website improvements and increased functionality on Expedia's websites which enabled Expedia's customers to make changes to their itinerary online and navigate through Expedia's websites more efficiently, thereby reducing the number of calls and e-mails to Expedia's call centers. In addition, Expedia have managed their call center costs more effectively, as they have been able to achieve greater economies of scale. Product development, sale and administrative costs have increased due to costs incurred related to the websites to improve the customer's buying experience and costs related to support the higher level of sales activity. Adjusted EBITDA in 2002 and 2001 excludes non-cash compensation of $6.6 million and $16.4 million, respectively, amortization of intangibles of $42.8 million and $46.8 million, respectively, and non-cash distribution and marketing expenses of $13.1 million and $0.0, respectively. Included in Adjusted EBITDA for 2002 is a charge of $1.7 million related to the exchange offer proposed by USA.

        The pro forma information is not necessarily indicative of the results of operations that actually would have been reported had this transaction occurred as of the beginning of January 1, 2001, nor are they necessarily indicative of USA Interactive's future results of operations.

PRC

        Net revenues in 2002 decreased by $3.4 million, or 1.2%, to $295.2 million in 2002 from $298.7 million in 2001 and Adjusted EBITDA increased $1.9 million, or 7.2%, to $27.9 million in 2002 from $26.0 million in 2001, due to the difficult economic environment and pricing pressure offset by cost cutting initiatives. Net revenues in 2002 and 2001 include $9.9 million and $7.1 million, respectively, for services provided to other USA segments. Included in Adjusted EBITDA for 2002 are charges of $7.4 million related primarily to call center closures. Included in Adjusted EBITDA for 2001 are charges of $8.3 million related primarily to call center closures and employee terminations and benefits.

Match.com

        Net revenues in 2002 increased by $75.9 million, or 154.3%, to $125.2 million compared to $49.3 million in 2001 due primarily to increased subscription revenue as average number of personals subscriptions increased 149% in 2002 compared to 2001. Subscriber growth came through all channels including partnerships, direct domains and affiliates. The growth was positively impacted, in part, by the acquisition of Soulmates in April 2002. Adjusted EBITDA increased by $19.5 million, or 118.4%, to $36.1 million for 2002 from $16.5 million in 2001. The slower EBITDA growth compared to revenue growth reflects a significant increase in offline advertising expense as the Company sought to aggressively grow consumer brand recognition in 2002. Adjusted EBITDA excludes non-cash distribution and marketing, which refers to barter arrangements for distribution secured from third parties, whereby advertising is provided by Match to a third party in return for distribution over the third party's network. The advertising provided has been secured from USA, which in turn has secured the non-cash advertising pursuant to an agreement with Universal TV (formerly USA Cable). Sufficient advertising has been secured to satisfy existing obligations. In 2002 and 2001 non-cash marketing was $5.7 million and $5.9 million, respectively.

Interval

        USA completed its acquisition of Interval on September 24, 2002. Net revenues and Adjusted EBITDA for the period September 24, 2002 to December 31, 2002 were $38.7 million and $4.0 million, respectively.

International TV Shopping and Other

Operating Results

        International TV shopping and other consisted primarily of HSE-Germany, EUVÍA and TV Travel Shop ("TVTS"). HSN-Espanol, which operated a Spanish language electronic retailing operation serving customers primarily in the United States and Mexico, was shut-down in the second quarter of 2002. For the entire segment, revenue increased $64.6 million, or 23.7%, to $337.1 million in 2002 from $272.6 million in 2001. The increase results from the consolidation of EUVÍA as of the third quarter of 2002, which resulted in increased revenue of $26.4 million, the acquisition of TVTS in the second quarter of 2002, which resulted in increased revenue of $26.1 million, and increase in revenue of HSE-Germany of $25.6 million, or 10.3%, to $272.9 million in 2002 from $247.3 million in 2001 (note that the increase in sales in local currency was 4.6%), offset partially by decreased sales of HSN-Espanol of $13.7 million. Net revenues for HSE-Germany increased due to lower cancellation rates, higher shipped sales, and lower return rates in 2002 compared to 2001. For the entire segment, Adjusted EBITDA loss increased $3.9 million, to ($31.1) million in 2002 from ($27.2) million in 2001. Included in Adjusted EBITDA for 2002 are charges of $16.6 million, including a $14.8 million restructuring charge for the termination of the HSN-Espanol business. Adjusted EBITDA of HSE-Germany increased $2.3 million, to $8.4 million in 2002 from $6.1 million in 2001. The 2001 results reflect lower sales due to complications relating to the conversion to a new order management system, from which the company has recovered in 2002. New management at HSE-Germany is progressing in its work to reverse the negative impact suffered by the business in 2001. EUVÍA had Adjusted EBITDA of $3.6 million. TVTS had an Adjusted EBITDA loss of ($4.8) million in 2002. Adjusted EBITDA for 2002 and 2001 excludes amortization of cable distribution fees of $1.3 million and $2.4 million, respectively related to HSN-Espanol, amortization of intangibles of $0.6 million and $1.3 million, respectively, related to HSE-Germany and, $3.8 million related to TVTS for amortization of intangibles for 2002. In addition, during the third quarter of 2002, the Company decided to discontinue its active majority interest in the HSE-Italy business, which resulted in a non-EBITDA restructuring charge of $31.4 million. Included in Adjusted EBITDA for 2001 are charges of $1.6 million related primarily to employee terminations.

Other Developments

        As previously disclosed, HSN entered into various transactions with its European partners, Georg Kofler and Thomas Kirch, to increase HSN's ownership in its European operations. The transactions were largely completed at the beginning of the third quarter, and the total purchase price was approximately $100 million. As a result of the transactions, HSN increased its ownership interest to 100% of HOT Networks and approximately 90% of HSE-Germany, with Quelle, a large catalogue retailer based in Germany, owning the remainder. HOT Networks' principal assets are its direct and indirect interests in EUVÍA, a German limited partnership, and HSE-Italy (see below).

        EUVÍA.    HSN owns approximately 48.6% of EUVÍA, a German partnership that operates two TV broadcasting businesses in Germany. HSN expects that it will transfer 3% of its interest in EUVÍA to Dr. Georg Kofler with HSN retaining voting control of such shares through a voting rights agreement with Dr. Kofler. ProSiebenSat.1 Media AG, a large German television company, owns approximately 48.4% of EUVÍA. EUVÍA's CEO owns the remaining 3% of EUVÍA, over which HSN also has voting control.

        HSE-Italy.    During the third quarter of 2002, the Company decided to discontinue its active majority interest in Italy and wrote down its investment in Italy, resulting in a non-recurring charge of $31.4 million. HSN currently owns a minority interest in Home Shopping Europe S.p.A ("HSE-Italy") of approximately 36% through its German subsidiary HOT Networks, leaving HSN with a passive interest without any funding obligations.

Citysearch and Related

        Net revenues in 2002 decreased by $15.3 million, or 33.3%, to $30.8 million compared to $46.1 million in 2001 due primarily to continued softness in the online advertising market as well as the Company's strategic decision to transition its revenue base to advertising products with better profit potential for the Company. The Adjusted EBITDA loss narrowed by $0.8 million, to $43.6 million in 2002 from $44.4 million in 2001 due to initiatives to reduce operating costs. Adjusted EBITDA excludes $46.3 million in 2002 and $66.9 million in 2001 in amortization of intangibles, $2.0 million in 2002 and $11.4 million in 2001 of non-cash distribution and marketing expense related to advertising provided by Universal TV (formerly USA Cable) and $6.4 million in 2002 and $1.4 million in 2001 of non-cash compensation. Included in Adjusted EBITDA for the 2002 are charges of $5.6 million related to the merger with USA that closed January 17, 2003. Included in Adjusted EBITDA for the 2001 are charges of $1.0 million related primarily to employee terminations.

USA Electronic Commerce Solutions LLC ("ECS")/Styleclick

        Net revenues in 2002 increased by $5.0 million, or 14.5%, to $39.2 million compared to $34.2 million in 2001. The Adjusted EBITDA loss decreased by ($7.7) million, or 13.2%, to a ($50.6) million loss for 2002 from a ($58.4) million loss in 2001 due primarily to rationalizing the businesses. In 2002, ECS/Styleclick took a restructuring charge of $15.1 million related primarily to office closures and employee terminations, $0.9 million of which is for fixed asset write-offs that do not impact Adjusted EBITDA. In 2002, ECS/Styleclick also took a $14.3 million one-time charge, primarily related to contract terminations (see below), of which $1.7 million is excluded from Adjusted EBITDA.

        ECS and Styleclick have worked together to provide end-to-end e-commerce solutions to service ECS's third-party clients, including online store design, development, merchandising and marketing. During 2002, ECS accounted for substantially all of Styleclick's revenue. In March 2003, ECS reached mutual agreement with its last remaining client regarding the termination of their relationship and as a result intends to wind down its operations prompty following a transition period that is anticipated to continue until no later than June 2003. As previously disclosed by Styleclick, ECS has notified Styleclick of such matters. Throughout 2002, Styleclick continued to incur significant net losses from continuing operations and had a net capital deficiency that raised substantial doubt about its ability to continue as a going concern. As previously disclosed, Styleclick has retained an investment-banking firm to assist it in reviewing strategic alternatives including but not limited to mergers, acquisitions or a possible sale of Styleclick.

Restructuring Charges

        Restructuring charges were $35.3 million impacting Adjusted EBITDA and $39.1 million not impacting Adjusted EBITDA in 2002 and $8.2 million impacting Adjusted EBITDA and $6.2 million not impacting Adjusted EBITDA in 2001. The 2002 amounts relate to various initiatives across business segments, including $15.1 million for ECS related to rationalizing the business due to poor operating results, $14.8 million for HSN-International related to the shut-down of HSN-Espanol, the Company's Spanish language electronic retailing operation, due to high costs of carriage and disappointing sales per home due to the fragmented market, $13.1 million for PRC related principally to the shut-down of three call centers, a subsidiary operation, and employee terminations due principally to the decline in the teleservicing market that resulted in excess capacity and $31.4 million related to HSE-Italy due to large losses incurred in this market and uncertainty as to the ability to turn-around operations. Costs that relate to ongoing operations are not part of the restructuring charges and are not included in "Restructuring Charges" on the statement of operations. Furthermore, all inventory and accounts receivable adjustments that may result from the actions are classified as operating expenses in the statement of operations. The 2001 amounts relate to various initiatives across business segments, including $10.6 million for Styleclick related to the restructuring of its operations including the closure of its website, FirstAuction.com, and costs related to closing its offices in Los Angeles due to the relocation of the business to Chicago, $2.9 million for PRC related to a reduction of workforce and capacity due principally to the decline in the teleservicing market that resulted in excess capacity and $0.9 million for Citysearch due to a change in the business model.

Depreciation and Amortization and Other Income (Expense)

        Depreciation expense for 2002 compared 2001 increased $45.9 million due primarily to the Expedia transaction and capital improvements put in place since 2001. Amortization of intangibles, including goodwill, decreased $148.4 million due to the new accounting rules on goodwill, offset by increases in amortization of intangibles of $67.0 million resulting primarily from the Expedia transaction and the step-up in basis of HSN resulting from the VUE Transaction and the Holdco exchange.

        The amount of amortization of intangibles in future periods could be greater, as 2002 amounts do not reflect additional amortization as a result of the Ticketmaster merger (see Note 1 in the Notes to Consolidated Financial Statements), which will result in additional amortization of intangibles for the step-up in basis. Although the assessment of intangibles is preliminary at this time, the Company estimates that the impact on amortization is approximately $30 million for 2003.

        As of January 1, 2002, the Company adopted FAS 141/142, and recorded a write-down before tax and minority interest to PRC goodwill of $384 million, as well as a write-down before tax and minority interest to Citysearch of $115 million as a cumulative effect adjustment. The write-offs were determined by comparing the fair value of the businesses, using discounted cash flow analysis, and the implied value of goodwill and intangibles with the carrying amounts on the balance sheet. The write-offs primarily resulted from a decline in revenues - for PRC due to the overall decline in the market for teleservicing and for Citysearch due to restructuring of the business and a new model that reduced short term operating results. In the second quarter of 2002, the Company recorded an impairment in operating income related to PRC goodwill of $22.2 million, which was related to a contingent purchase price adjustment booked in the three months ended June 30, 2002.

        Net interest income in 2002 was $67.8 million compared to expense of $19.2 million in 2001. The increase in interest income is due primarily to amounts earned on proceeds from the VUE Transaction in 2002, including $23.0 million of PIK interest on the Series A Preferred, $15.9 million of cash interest on the Series B Preferred, and interest earned on the $1.6 billion of cash proceeds.

        In 2002 and 2001 the Company realized pre-tax losses of $123.6 million and $30.7 million, respectively, on equity losses in unconsolidated subsidiaries resulting primarily from HOT Networks. The equity losses for HOT Networks for 2002, before it was consolidated, were impacted by charges of $88.3 million, relating primarily to the impact of HOT Networks closing its Belgium and UK operations in the three months ended June 30, 2002 as well as due to a write-down of HSN's investment in China based on its current operating performance.

Income Taxes

        USA's effective tax rate was higher than the statutory rate due to the impact on taxable income of consolidated book losses for which no tax deduction is obtained, including international losses, and book amortization of intangible assets not amortizable for income tax, including the effect of adopting SFAS 142.

Minority Interest

        Minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC through May 7, 2002, Liberty's ownership interest in Holdco through June 27, 2002, the public's ownership in TMCS until January 31, 2001, the public's ownership in Ticketmaster from January 31, 2001, the public's ownership interest in Hotels.com since February 25, 2000, the public's ownership interest in Styleclick since July 27, 2000, the partners ownership interest in HSE-Germany since its consolidation as of January 1, 2000, the public's ownership in Expedia since February 4, 2002 and certain minority ownerships in EUVÍA and Interval.

Discontinued Operations

        The USA Entertainment Group, which was contributed to VUE on May 7, 2002, is presented as discontinued operations for all applicable periods presented. The net income before cumulative effect of accounting change of the USA Entertainment Group and USAB for the year ended December 31, 2002 and 2001 were $28.8 million and $61.7 million, respectively.

        During the three months ended March 31, 2001, the USA Entertainment Group recorded expense of $9.2 million related to the cumulative effect of adoption of Statement of Position 00-2 "Accounting By Producers or Distributors of Films."

Year Ended December 31, 2001 vs. Year Ended December 31, 2000

        In April 2000, the Company acquired Precision Response Corporation ("PRC"), a provider of outsourced customer care for both large corporations and high-growth internet-focused companies (the "PRC Transaction"). On July 27, 2000, USA and Styleclick.com Inc. ("Old Styleclick"), an enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network ("ISN") and Styleclick.com, forming a new company named Styleclick, Inc. ("Styleclick") (the "Styleclick Transaction"). The Styleclick Transaction, the PRC Transaction and the combination of Ticketmaster and TMCS resulted in increases in net revenues, operating costs and expenses, other income (expense), minority interest and income taxes. The following historical information is supplemented, where appropriate, with pro forma information. The unaudited pro forma information is presented below for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had any of the transactions occurred as of January 1, 2000, nor are they necessarily indicative of future results of operations.

HSN-U.S.

Operating Results

        Net revenues in 2001 increased by $125.6 million, or 8.2%, to $1.7 billion from $1.5 billion in 2000 due primarily to higher revenue from HSN.com of $86.5 million, increased continuity sales of $6.3 million and $35.9 million of revenue generated by the Improvements business, a specialty catalogue retailer purchased in 2001. Note that 2001 was impacted by the national tragedy of September 11th. HSN ceased its live programming commencing shortly after the attacks and aired live news programming from USA Cable's NWI during that time. For 2001, total units shipped domestically increased to 38.5 million units compared to 35.2 million units in 2000, while the on-air return rate decreased slightly to 19.6% from 19.9% in 2000. The average price point in 2001 was $47.63, compared to $47.82 in 2000. Cost related to revenues and other costs and expenses for 2001 increased by $132.1 million, or 10.2%, to $1.4 billion from $1.3 billion in 2000 due to higher fixed overhead costs for fulfillment, including costs incurred to build out its new California fulfillment facility (in 2002, the center is expected to reduce shipping times to west coast customers), which helped contribute, along with pricing incentives offered after September 11th, to a lower on-air gross margin of 32.4% as compared to 33.8% in the prior year. Other operating costs increased due to investments in alternative distribution channels and continuing technology investments in HSN.com as the business scales. Furthermore, HSN incurred higher selling and marketing costs, including programs to attract new customers, and costs related to the Improvements business. Adjusted EBITDA in 2001 decreased $4.6 million, to $232.2 million from $236.8 million in 2000, due to increased Adjusted EBITDA of HSN.com of $21.6 million, the continuity business of $1.5 million and $3.9 million of Adjusted EBITDA generated by the Improvements business, offset partially by the impact of lower on-air sales, lower margins and higher operating costs. Adjusted EBITDA in 2001 excludes amortization of cable distribution fees of $41.6 million in 2001 and $36.3 million in 2000. Excluding one-time charges and benefits and the estimated impact of disengagement (discussed below), net revenues in 2001 increased to $1.7 billion from $1.5 billion in 2000 and Adjusted EBITDA increased $1.9 million, to $231.5 million from $229.6 million in 2000. One time charges and benefits include $1.2 million related to employee terminations in 2001 and one-time benefits of $6.3 million related to a favorable settlement of litigation relating to an HSN broadcast affiliation agreement and a cable affiliation agreement in 2000. See below for a discussion of disengagement.

Disengagement

        As noted in the Company's previous filings, the majority of the USAB stations sold to Univision are located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN lost approximately 12 million homes and accordingly, HSN's operating results will be affected. Fortunately, sales from broadcast only homes are much lower than sales from cable homes. As a result, HSN's losses attributable to disengagement are expected to be limited. The disengagement costs are excluded from Adjusted EBITDA. Approximately $4.1 of these costs were incurred in 2001. The Company has supplemented its discussion of HSN's results by including a comparison of 2001 to 2000, adjusted for the estimated impact of disengagement on revenues and Adjusted EBITDA. In September 2001, the New York market was disengaged. The estimated 2000 impact was lost revenue of $6.2 million and lost Adjusted EBITDA of $0.9 million.

Ticketing Operations

        Net revenues in 2001 increased by $61.1 million, or 11.8%, to $579.7 million from $518.6 million in 2000 due to an increase in the average per ticket convenience, order processing and delivery revenue of $6.11 in 2001 compared to $5.71 in 2000, an increase in total tickets sold of 86.7 million in 2001 compared to 83.0 million in 2000 and, to a lesser extent, the impact of the acquisition of ReserveAmerica in February 2001. The gross transaction value of tickets sold for the full year 2001 was $3.6 billion. The percentage of tickets sold online in 2001 was approximately 32.1% as compared to 24.5% in 2000. Following September 11th, the Company did experience reduced ticket sales, event postponements and event cancellations, primarily in the third quarter. Also, the Company experienced a decrease in sales of concession control systems in its movie ticketing business in 2001 compared to 2000 due to weak economic conditions as well as a decrease in phone upsell revenue during 2001. Cost related to revenues and other costs and expenses in 2001 increased by $54.2 million, or 12.9%, to $473.4 million from $419.2 million in 2000, resulting primarily from higher ticketing operations costs, including commission expenses, and higher administrative costs. Adjusted EBITDA in 2001 increased by $6.9 million, or 6.9%, to $106.2 million from $99.4 million in 2000, and was impacted somewhat by the lingering impact of September 11th, a decline in earnings in selected international markets, and lower sales of concession control systems. Adjusted EBITDA in 2001 excludes non-cash distribution and marketing expense of $0.4 million related to barter arrangements for distribution secured from third parties, for which USA Cable provides advertising. Excluding one-time items, Adjusted EBITDA in 2001 increased by $6.2 million, or 6.2%, to $106.2 million from $100.0 million in 2000. One time charges relate to transaction costs incurred related to the merger of Ticketmaster and TMCS and costs related to an executive termination, totaling $0.7 million in 2000.

Hotels.com

        Net revenues in 2001 increased by $208.5 million, or 63.6%, to $536.5 million from $328.0 million in 2000, resulting from a 74% increase in room nights sold (to 4.2 million from 2.4 million), a significant expansion of affiliate marketing programs to over 23,800 web-based and call center marketing affiliates in 2001 from 16,200 in 2000, an increase in the number of hotels in existing cities as well as expansion into 81 new cities and the acquisition of TravelNow in February 2001. Note that sales were partially impacted by September 11th due to the high volume of cancellations after the attacks, but that the fourth quarter results rebounded despite the weakened economy and a challenging travel environment. Cost related to revenues and other costs and expenses in 2001 increased by $179.7 million, or 65.3%, to $455.0 million from $275.3 million in 2000 due primarily due to increased sales, including an increased percentage of revenue attributable to affiliates that earn commissions (sales from affiliate websites accounted for approximately 65.2% of the total revenues, as compared to approximately 54.0% in the comparable period), increased credit card fees, and increased staffing levels and systems to support increased operations, and higher marketing costs, partially offset by lower telephone and telephone operator costs due to the increase in Internet-related bookings. Gross profit margin in 2001 decreased slightly to 31.0% from 31.2% due to a slight decline in gross profit margin of Hotel.com's historical business offset partially by the acquisition of TravelNow, which has higher gross margins. The decline in margin for the historical business resulted from Hotel.com's decision to focus on increasing market share and the dollar amount of gross profit instead of gross profit margin. Adjusted EBITDA in 2001 increased by $28.8 million, or 54.7%, to $81.4 million from $52.6 million in 2000. Adjusted EBITDA for 2001 and 2000 excludes non-cash distribution and marketing expense of $16.5 million and $4.3 million, respectively, related to the amortization of stock-based warrants issued to affiliates in consideration of exclusive affiliate distribution and marketing agreements and $0.5 million related to cross-promotion advertising provided by USA Cable. Hotels.com expects that the amount of non-cash distribution and marketing expense could grow, as certain of the warrants are performance based, the value of which is determined at the time the performance criteria are met. As Hotel.com's stock price rises, the value of the warrants also increases.

PRC

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

Match.com

        Net revenues in 2001 increased by $20.2 million, or 69.1%, to $49.3 million compared to $29.1 million in 2000 due to increased subscription revenue, as the personals operations had a 49% increase in the average number of personals subscriptions in 2001 compared to 2000 and a subscription price increase effective November 2000. Cost related to revenues and other costs and expenses in 2001 increased by $9.8 million to $32.7 million in 2001 from $22.9 million primarily from a new broadcast media campaign and higher operating costs to support the increased sales volumes and increased fees paid to distribution partners. Adjusted EBITDA in 2001 increased by $10.3 million to $16.5 million from $6.2 million in 2000. Adjusted EBITDA in 2001 excludes $5.9 million of non-cash distribution and marketing expense related to advertising provided by USA Cable, $2.5 million for cross promotion advertising and $3.4 million related to barter arrangements for distribution arrangements secured from unaffiliated third parties.

HSN-International and Other

        HSN-International consisted primarily of HSE-Germany and HSN-Espanol, which operated Spanish language electronic retailing operations serving customers primarily in the United States, Puerto Rico and Mexico. HSE-Germany increased sales $22.9 million, or 10.2%, in 2001 to $247.3 million compared to $224.4 million in 2000. The Euro did decline in value as compared to the U.S. dollar during the year. Using a constant exchange rate (1999 chosen for all periods presented), HSE-Germany increased sales $34.3 million, or 13.1%, in 2001 to $296.0 million compared to $261.7 million in 2000. Sales trends were adversely impacted by the conversion to a new order management system, which delayed certain shipments. HSE-Germany recognizes revenue upon shipment. HSN-Espanol had slightly increased revenues of $4.1 million, to $23.4 million in 2001 compared to $19.3 million in 2000, resulting from increased sales in existing markets and expansion into Mexico. Costs increased primarily due to higher sales volume, although gross margins declined. HSE-Germany's margins declined to 33.8% from 36.6% in 2000, due to operating challenges of the conversion to the new order management system and increased investments in adding an additional 4 live hours of programming and increased marketing expenses for new product lines. Margins at HSN-Espanol declined to 17.5% in 2001 from 25.7%, due in part to costs of expansion into new territories. Adjusted EBITDA for electronic retailing in HSE-Germany decreased $19.5 million in 2001, to $4.8 million from $24.3 million in 2000, due to lower margins and higher operating expenses described above. Adjusted EBITDA loss for HSN-Espanol and International administration, widened to

$29.7 million in 2001 from $11.1 million, due to higher costs related to expansion efforts and increased live broadcasting hours. Excluding one-time items, Adjusted EBITDA for electronic retailing in HSE-Germany decreased $17.9 million in 2001, to $6.4 million from $24.3 million in 2000. One-time items include non-recurring expenses of $1.6 million related to employee terminations in 2001.

Citysearch and Related

        Net revenues in 2001 decreased by $4.8 million to $46.1 million compared to $50.9 million in 2000 due primarily to decreased advertising revenue related to the city guides business. Cost related to revenues and other costs and expenses (including Ticketmaster corporate expenses) in 2001 decreased by $26.9 million to $90.5 million from $117.4 million in 2000. The decrease in revenues and costs reflect Citysearch's initiatives to reduce operating costs and focus on higher margin products. In January 2002, Citysearch announced a further restructuring of its operations in pursuit of its strategy to achieve breakeven financial performance in 2003 (excluding Ticketmaster corporate expenses). Adjusted EBITDA loss in 2001 narrowed by $21.9 million to $44.4 million from $66.3 million in 2000. Adjusted EBITDA in 2001 excludes $11.4 million of non-cash distribution and marketing expense related to advertising provided by USA Cable, consisting of $9.1 million for cross promotion advertising and $2.3 million related to barter arrangements for distribution arrangements secured from unaffiliated third parties and excludes $1.0 million of one-time costs related to employee terminations. Excluding one-time items, Adjusted EBITDA loss in 2001 narrowed by $20.4 million to $43.4 million from $63.8 million in 2000. One-time items include $1.0 million of non-recurring costs related to employee terminations in 2001 and $2.5 million of non-recurring costs related to the merger of Ticketmaster and TMCS in 2000.

USA Electronic Commerce Solutions ("ECS")/Styleclick

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

Discontinued Operations

        The USA Entertainment Group, which was contributed to VUE on May 7, 2002, is presented as discontinued operations for all applicable periods presented. The net income before cumulative effect of accounting change of the USA Entertainment Group and USAB for the year ended December 31, 2001 and 2000 were $61.7 million and $24.4 million, respectively.

        During the three months ended March 31, 2001, the USA Entertainment Group recorded expense of $9.2 million related to the cumulative effect of adoption of Statement of Position 00-2 "Accounting By Producers or Distributors of Films."

Depreciation and Amortization, Non-Cash Compensation and Other Income (Expense)

        Depreciation, amortization of intangibles and goodwill including goodwill impairment, decreased by $139.9 million primarily due to the impact of a $145.6 million write-off of goodwill on Styleclick in 2000. Amortization of non-cash compensation expense relates to non-cash charges for the Company's bonus stock purchase program, restricted stock awards, and stock option grants.

        For the year ended December 31, 2001, net interest expense increased by $11.8 million, compared to 2000 primarily due to lower interest earned due to lower rates.

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

        In 2001 the Company recorded a gain of $517.8 million, net of taxes of $377.4 million related to the sale of all of the capital stock of certain USAB subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations to Univision. Results of operations for the broadcasting stations for 2000 are recorded as discontinued operations. The 2000 net loss for USAB was $59.4 million, net of tax benefit of $21.3 million.

        In 2000, the Company realized a pre-tax gain of $104.6 million based upon the exchange of 25% of ISN for 75% of Old Styleclick in the Styleclick Transaction. Also, the Company realized a pre-tax gain of $3.7 million related to the initial public offering of its subsidiary, Hotels.com.

Income Taxes

        USA's effective tax rate for the year ended December 31, 2001 was higher than the statutory rate due to the impact on taxable income of non-deductible goodwill, consolidated book losses not consolidated into taxable income and state income taxes.

Minority Interest

        Minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Holdco, the public's ownership in TMCS until January 31, 2001, the public's ownership in Ticketmaster from January 31, 2001, the public's ownership interest in Hotels.com since February 25, 2000,the public's ownership interest in Styleclick since July 27, 2000 and the partners ownership interest in HSE-Germany since its consolidation as of January 1, 2000.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $741.6 million for 2002 compared to $298.3 million for 2001. These cash proceeds and available cash were used to pay for acquisitions and deal costs, net of acquired cash, of $560.5 million, including $48.1 million for Expedia's purchase of Classic Vacations in March 2002, $51.8 million to acquire TVTS in May 2002, and $541.4 million, less $16.2 million in cash acquired, to acquire Interval in September 2002, of which $2.9 million was paid in January 2003, to make capital expenditures of $165.6 million, and to make mandatory tax distribution payments to the LLC partners of $154.1 million.

        Expedia's and Hotels.com's working capital cash flows from the merchant business contibuted to the increase in cash provided by operating activities. In the merchant business, Expedia and Hotels.com receive from customers on hotel and air bookings before the stay or flight has occurred, whereas the payment to the suppliers related to the bookings is not made until approximately one week after booking for air travel and, for all other merchant bookings, after the customer's use and subsequent billing from the supplier. Therefore, especially for the hotel business, which is the majority of merchant bookings, there is a signficant lag period from the receipt of the cash from the customers to the payment to the suppliers.

        In connection with the VUE Transaction, USA and its subsidiaries received the following at closing in May 2002: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period, (ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Vivendi at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Vivendi may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests that had been exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with the transaction.

        In January 2002, the Company received the final proceeds of $589.6 million from the sale of the capital stock, in August 2001, of certain USAB subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations.

        On December 11, 2002, USA issued $750.0 million of 7.0% Senior Notes resulting in cash proceeds of $744.0 million. These Notes are due January 15, 2013 with interest payable January 15 and July 15, commencing on July 15, 2003. USANi LLC guarantees these Notes. The USANi LLC guaranty will terminate whenever the 6 3/4% Senior Notes due 2005 co-issued by USA and USANi LLC cease to be outstanding or USANi LLC's obligations under such 6 3/4% Senior Notes and the related indenture are discharged or defeased pursuant to the terms thereof.

        The $1.6 billion credit facility, including the $600.0 million revolving credit facility, was terminated by USA in connection with the VUE Transaction and all guarantees were released under the credit agreement. As a result of the termination of the credit facility, all guarantees of USA's and USANi's $500.0 million aggregate principal amount of 6 3/4% Senior Notes due 2005 were also released. As of December 31, 2002, the Company repurchased $47.0 million face value of its 6 3/4% Senior Notes due 2005 and through February 15, 2003, the Company purchased an additional $23.3 million face value of these notes. In addition, USA may purchase from time to time, in the open market or in privately negotiated transactions, additional 6 3/4% Senior Notes subject to market conditions, pricing and other factors.

        Under the USANi LLC Operating Agreement, USANi LLC was obligated to make a distribution to each of the LLC members in an amount equal to each member's share of USANi LLC's taxable income at a specified tax rate. The final distribution was made in 2002 in the amount of $154.1 million relating to 2001 and through May 2002, as USA now owns 100% of USANi LLC. In 2001, USANi LLC paid $17.4 million related to the year ended December 31, 2000, and in 2000, USANi LLC paid $68.1 million related to the year ended December 31, 1999, to Universal and Liberty.

        In connection with the 2000 acquisition of Universal's domestic film distribution and development business previously operated by PFE and PFE's domestic video and specialty video businesses transaction, USA advanced $200.0 million to Universal in 2000 pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement, under which USA had agreed to distribute, in the United States and Canada, certain Polygram Filmed Entertainment, Inc. theatrical films that were not acquired in the transaction. The advance was repaid as revenues were received under the distribution agreement. Upon the close of the VUE Transaction, the balance was repaid in full.

        On February 20, 2002, USA acquired 1,873,630 shares of Expedia common stock for approximately $47.0 million. Expedia used the proceeds to acquire Classic Custom Vacations.

        On May 31, 2002, USA completed the redemption of the Savoy Debentures. The total amount for the redemption was $38.3 million.

        Through December 31, 2002, the Company has contributed approximately $169.5 million to HOT Networks. All but $19.6 million of this funding has been written off via equity losses. In the third quarter of 2002, HSN acquired its partners' interest in HOT Networks. See below for further discussion of HOT Networks funding obligations.

        As of December 31, 2002, the Company has $4.0 billion of cash, cash equivalents, restricted cash and marketable securities on hand, including $105.5 million in funds representing amounts equal to the face value of tickets sold by Ticketmaster on behalf of its clients.

        In relation to the Expedia transaction, the Company issued approximately 13.1 million preferred shares bearing interest at 1.99% per annum, payable quarterly in cash or stock at USA's option. If USA elects to pay cash, the amount is approximately $13.1 million on an annual basis. In 2002 the Company paid cash dividends of $10.2 million. The next dividend was paid February 15, 2003, and USA paid approximately $3.3 million in cash. USA's wholly-owned subsidiaries have no material restrictions on their ability to transfer amounts to fund USA's operations.

        In the third quarter of 2002, USA changed its primary form of equity-based incentive compensation from stock options to restricted stock units. The Company intends to issue restricted stock units that will vest in future periods instead of stock options although the Company's public subsidiaries may issue employee stock options in 2003 as they complete the transition to 100% restricted stock. For restricted stock units issued, the accounting charge will be measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

        On March 19, 2003, USA announced that its Board of Directors has authorized the repurchase of up to 30 million shares of USA common stock. USA may purchase shares from time to time on the open market or through private transactions, depending on market conditions, share price and other factors.

        On January 3, 2003, the board of directors of Hotels.com authorized the repurchase of up to $100 million of their class A common stock. The repurchased shares will be available for issuance upon exercise of outstanding options. Between January 7, 2003 and January 15, 2003, Hotels.com repurchased approximately 1.55 million shares for an aggregate cost of approximately $73.5 million.

        In February 2003, Expedia announced the authorization of a plan to repurchase up to $200.0 million of its common stock through a stock repurchase program. Pursuant to this program as of February 28, 2003, Expedia had repurchased approximately 816,000 shares of its common stock for $25.0 million.

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

Funding obligations of HOT Networks for EUVÍA

        HOT Networks holds a 48.6% limited partnership interest in EUVÍA, a German limited partnership, as well as pooling arrangements that allow for control of EUVÍA. EUVÍA, through certain subsidiaries, operates two businesses, "Neun Live TV," a game show oriented TV channel, and a travel oriented shopping TV channel under the brand name "Sonnenklar." In connection with the partnership formed to operate these businesses, HOT Networks has undertaken to fund 100% of the cash requirements and operating losses up to Euro 179 million, with the funding obligations terminating if EUVÍA remains profitable for two consecutive fiscal years. Through December 31, 2002, HOT Networks funded EUVÍA with approximately Euro 59.1 million. HOT Networks expects that no additional funding will be required prior to EUVÍA achieving profitability for two consecutive fiscal years. In the event EUVÍA's current business plan is revised to require additional funding to achieve profitability for two consecutive years, HOT Networks may have additional contractual rights exercisable on or after June 30, 2003 that reduce its ongoing funding obligations below Euro 179 million assuming it has met certain funding thresholds as of June 30, 2003. Although it is not expected that these additional contractual rights will prove relevant in light of EUVÍA's current business plan, HOT Networks continues to actively monitor EUVÍA's funding requirements.

Funding Obligations of TV Travel Shop

        A subsidiary of TV Travel Group Limited, the company that carries out our TV Travel Shop business, currently has a 75% interest in TV Travel Shop Germany GmbH & Co. KG, a Germany-based TV travel shopping joint venture with TUI GROUP GmbH. Up to December 31, 2002, TV Travel Group Limited, through a subsidiary, has contributed approximately Euro 28.4 million to the joint venture. In connection with a transaction agreement signed October 30, 2002, TV Travel Group Limited transfered a 25.1% portion of its interest in TV Travel Shop Germany GmbH & Co. KG to TUI GROUP GmbH with economic effect as of October 1, 2002, with TUI GROUP GmbH generally assuming funding obligations to the joint venture going forward up to an amount of Euro 19.5 million. In February 2003, the Federal Cartel office approved the transaction.

Recent Ratings Agency Actions

        On July 30, 2002, Standard & Poor's announced that it lowered its ratings, including its corporate rating, on USA to triple-"B"-minus from triple-"B", reflecting the sale of the Company's entertainment business. At the same time Standard & Poor's announced it had removed all of USA's ratings from CreditWatch, and that the current outlook is stable. USA believes that the ratings actions has no bearing on its operations or liquidity, and does not impact USA's ability to raise financing if necessary. On December 6, 2002, Moody's reaffirmed its rating of USA's corporate rating of BAA3 and rated USA's outlook stable, when it rated USA's 7.00% Senior Notes due January 15, 2013. On December 9, 2002, Standard & Poor's rating services assigned its' "BBB-" rating to the offering. At that same time, Standard & Poor's affirmed its' "BBB-" Corporate credit rating for USA and that the current outlook was stable. As noted above, USA has approximately $4.0 billion in cash, cash equivalents and marketable securities on a consolidated basis as of December 31, 2002.

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

Non-GAAP Financial Measures

        The SEC recently issued guidance regarding the use of non-GAAP financial measures, which are defined as a numerical measures of a registrant's historical or future financial performance, financial position or cash flows that:

  •
  exclude amounts, or are subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP; or,

  •
  include amounts, or are subject to adjustments that have the effect of including amounts, that are excluded in the most directly comparable measure calculated and presented in accordance with GAAP.

        USA executive management believes that certain non-GAAP measures, including EBITDA, EBITA, Adjusted Net Income, Adjusted EPS and Free Cash Flow, are helpful, when presented in conjunction with the comparable GAAP measures. The non-GAAP measures are not meant to replace or supercede the GAAP measures, but rather to supplement the information to present the readers of the financial statements the same information as management considers in assessing the results of operations and performance of the business units.

        When presenting non-GAAP financial measures the Company will present a reconciliation of the most directly comparable GAAP measures. These non-GAAP measures are consistent with how management views the results of operations in assessing performance. The final rules on these measures were just released in January, so we, like the rest of the world, are in the process of interpreting the rules. While we believe that the measures we present comply with the rules, we will continue to monitor any developments in their interpretation. Accordingly, we can give no assurance that we will be able to provide these or comparable measures in future filings.

        Non-GAAP financial measures fall into two categories—(1) measures of performance that are different from that presented in the GAAP financial statements (for example, net income versus Adjusted Net Income), or (2) measures of liquidity different from cash flow or cash flow from operations computed in accordance with GAAP.

Performance Based Measurements

Definitions of Measurements that USA will Use

  •
  Adjusted EBITA (Earnings before Interest, Taxes, Amortization of Intangibles, Non-cash compensation and non-cash marketing, other income and expense, and non-recurring items, including restructuring reserves)

  •
  Adjusted Net Income (Amounts that have been, or ultimately will be, settled in cash and the measure will be computed as net income plus (1) amortization of intangibles, non-cash distribution and marketing expense and non-cash compensation expense, (2) equity gains/losses on the VUE partnership interest, and (3) non-recurring or unusual items, including the cumulative effect of accounting changes, that have not or are not reasonably likely to recur within two years, all on an after-tax basis)

  •
  Adjusted EPS (Adjusted Net Income divided by fully diluted shares outstanding, including restricted stock issued without using the treasury method convention, as the denominator)

    Going forward, Adjusted EBITA, Adjusted Net Income and Adjusted EPS are the primary measures of USA executive management to review the operating performance of the business units. In the past, the Company also used Adjusted EBITDA to measure performance. As support, these measures are prominently displayed in USA's 2003 budget presentation; the actual results received from the business units, and investor presentations by USA executive management. Furthermore, incentive compensation is directly linked to achieving Adjusted EBITA and Adjusted Net Income targets. Previously, Adjusted EBITDA, as defined by USA, was the primary measure of performance reviewed by management. EBITA has replaced EBITDA primarily due to the change in the business, from media and entertainment (which is generally measured based on EBITDA results). The Company believes that depreciation of capital expenditures, especially capitalized technology spending, is an important measure of performance. It is important to note that USA does not adjust for non-cash items because they are non-recurring, but rather because USA management excludes these items in reviewing the operating performance of the business units and the overall results of USA.

Discussion of Non-Cash Items

        Non-cash distribution and marketing refers to arrangements whereby the Company has secured distribution for its products and services in exchange for providing advertising and, in some cases, warrants to purchase stock in Hotels.com. Sufficient advertising to satisfy the existing obligations has been secured pursuant to an agreement with Universal TV (formerly USA Cable) related to the USA transaction with Vivendi Universal Entertainment (the "VUE Transaction"). The warrants were issued predominately at the time of Hotels.com initial public offering. Current arrangements do not provide for cash payments to secure distribution.

        To date, non-cash compensation has been a relatively small amount, but the Company intends to account for stock based compensation in accordance with FASB Statement No. 123, and expense the fair value of the equity instruments over their vesting terms. Going forward, the Company intends to issue restricted stock and the accounting charge will be measured at the grant date and amortized ratably as non-cash compensation over the vesting term. The Company anticipates that the expense related to restricted stock will increase over time. Management views the true cost of restricted stock as the resulting dilution to common shareholders rather than the estimated fair value of the instrument that is used to record the expense. Management may issue some options in the near term as it completes its shift to restricted stock. Stock option compensation is included in amortization of non-cash compensation. Consistent with management's view that the true cost is the dilution, for purposes of calculating Adjusted Net Income Per Share, all restricted shares are treated as outstanding for calculating the weighted average shares outstanding, and the treasury method convention is not used to reduce the shares outstanding.

        Management views its acquisitions on a long-term basis. The Company has historically been acquisitive, and, as a result, large balances of intangible assets have been estimated and recorded over time. Management evaluates acquisitions based on the total purchase price of the assets purchased versus the cash flows and income before non-cash expenses that the businesses generate. Management does not consider the possible intangibles that may result from the valuation of the fair value of assets and liabilities in making its acquisition decision, and thus the resulting amortization of intangibles is not relevant to management in evaluating the results of operations on an ongoing basis. The amounts created are indicative of accumulated intangibles that arose over time, in some instances many years, in establishing the business, such as contractual relationships with suppliers and distributors and customer relationship, and are not in lieu of future cash costs that may be incurred.

Non-Recurring Items

        The new rules offer guidelines for the treatment of non-recurring items, prohibiting adjustments identified as non-recurring, infrequent or unusual when (1) the nature of the charge or gain is such that it is reasonably likely to recur within two years, or (2) there was a similar charge or gain within the prior two years. USA will review items identified as non-recurring in future periods to ensure they comply with this guidance.

Reconciliation of Non-GAAP Measures to GAAP Measures and Presentation

        When presenting non-GAAP financial measures, the most directly comparable GAAP measure will be presented in equal or greater prominence. In addition, USA will provide a reconciliation of each of the non-GAAP measures to the GAAP measures.

        USA believes that the most comparable GAAP measures are as follows:

Non-GAAP Measures	GAAP Measures
Adjusted EBITDA	Operating Income
Adjusted EBITA	Operating Income
Adjusted Net Income	Net Income available to common shareholders
Adjusted EPS	Diluted EPS

Liquidity Measurements

Definition of Measurement that USA will Use

  •
  Free Cash Flow (GAAP cash flow from operations less capital expenditures, payments of preferred dividends and funding to unconsolidated subsidiaries for operating purposes)

    Free Cash Flow ("FCF") is the primary measure of USA executive management to review the ability of the business units to convert operating performance into cash, which can then be used to support reinvestments in current operations, acquisitions, or other strategic purposes. This measure is prominently displayed in USA's 2003 budget presentation; the actual results received from the business units, and investor presentations by USA executive management.

Discussion of Elements of Computation

        Capital expenditures, taken directly from the cash flow statement, are utilized in the computation since they represent a significant portion of the Company's cash expenditures and are a direct reinvestment in the business units to increase future performance. The dividend on the preferred shares represents a financing decision by USA, so the dividend payments are treated similar to interest payments, which are included in operating cash flow. Funding to unconsolidated subsidiaries for operating purposes historically related to funding to HOT Networks, as each partner in the venture funded losses. Since HOT Networks was not consolidated, the funding was not reflected in operating cash flows. It is not expected that USA will continue to incur such costs, as HOT Networks is now consolidated and the Company's other joint ventures do not require significant cash funding.

Reconciliation of Non-GAAP Measures to GAAP Measures

        USA believes that the most comparable GAAP measure is Cash Flow from Operations, which is the starting point of FCF.

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations
	Total	0-3 years	4-5 years	After 5 years
	(In Thousands)
Long Term Debt	$1,234,529	$23,718	$453,451	$757,360
Capital Lease Obligations	2,594	2,594	—	—
Operating Leases	431,764	228,342	66,630	136,792

Total Contractual Cash Obligations	$1,668,887	$254,654	$520,081	$894,152
		Amount of Commitment Expiration Per Period
Other Commercial Commitments*	Total Amounts Committed
		0-3 years
	(In Thousands)
Letters of Credit	$38,947	$38,947
Guarantees	30,142	30,142

Total Commercial Commitments	$69,089	$69,089

*
Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

Critical Accounting Policies

        In connection with the issuance of Securities and Exchange Commission FR-60, the following disclosure is provided to supplement USA's accounting policies in regard to significant areas of judgment. Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements they relate to, some of our accounting policies and estimates have a more significant impact on our financial statements than others:

  •
  How we assess the recoverability of the carrying value of long-lived assets is disclosed in Note 2. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. The determination of cash flows is based upon assumptions and forecasts that may not occur. As of December 31, 2002, the balance sheet includes $7.3 billion of goodwill and intangible assets, net, $431.5 million of fixed assets, net, and $167.2 million of cable distribution fees, net. As previously discussed in USA's Form 10-Q for the quarter ended March 31, 2002, USA recorded a write-off before tax and minority interest of $115 million and $384 million related to the Citysearch and PRC businesses, respectively, as a cumulative effect of accounting change. Although Citysearch and PRC are expected to generate positive cash flows in the future, due to cash flow discounting techniques to estimate fair value, the future estimated discounted cash flows did not support current carrying values at the time of the evaluation on January 1, 2002. USA updated its analysis of goodwill as of October 1, 2002, and no further impairment was recorded. It also assessed other long-lived assets at this time, and no impairment was recorded.

  •
  Our revenue recognition for HSN is described in Note 2. As noted, sales are reduced by incentive discounts and sales returns to arrive at net sales. HSN's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery and allowances for returned merchandise and other adjustments are provided based upon past experience. The estimated return percentage for 2002 and 2001 of 18.6% and 18.9%, respectively, was arrived at based upon empirical evidence of actual returns, and the percentage was applied against sales to arrive at net sales. Actual levels of product returned may vary from these estimates.

  •
  Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 6, and reflect management's assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law or based upon review of our tax returns by the IRS, as well as operating results of the Company that vary significantly from budgets.

  •
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

  •
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

  •
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

  •
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

    The Company also issued restricted stock. For restricted stock issued, the accounting charge will be measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

  •
  The prevailing accounting guidance applied by Hotels.com and Expedia with respect to the presentation of revenue on a gross versus a net basis is contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as later clarified by Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19)." The consensus of this literature is that the presentation of revenue as "the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee" is a matter of judgment that depends on the relevant facts and circumstances. If the conclusion drawn is that the company performs as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis. In making an evaluation of this issue, some of the factors that should be considered are:

    •
    If the company is the primary obligor in the arrangement—strong indicator;

    •
    If the company has general inventory risk (before customer order is placed or upon customer return)—strong indicator; and

    •
    If the company has latitude in establishing price.

        EITF 99-19 clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. The positions taken by Hotels.com and Expedia reflect their interpretation of their respective fact patterns as well as their qualitative weighing of the indicators outlined in EITF 99-19. See Note 2—Summary of Significant Accounting Policies, Revenues in the notes to consolidated financial statements for discussion of the factors considered by Hotels.com and Expedia in arriving at their conclusions.

        For comparison purposes, in order to provide the reader with a more complete discussion on this topic, we present pro forma information under the assumption of both companies presenting revenue on a net basis and both companies presenting revenue on a gross basis, including the pro forma impact on the USA consolidated revenues and the separate segment revenues of Hotels.com and Expedia.

        Assuming that both companies presented merchant revenue on a net basis, USA's pro forma net revenues for the years ended December 31, 2002 and 2001 would have been $4.0 billion and $3.1 billion, respectively. Assuming that both companies presented revenue on a gross basis, USA's pro forma net revenues for the years ended December 31, 2002 and 2001 would have been $5.3 billion and $4.2 billion, respectively.

        For Hotels.com, assuming that it presented merchant revenue on a net basis, Hotels.com pro forma net revenues for the years ended December 31, 2002 and 2001 would have been $287.7 million and $166.2 million, respectively.

        For Expedia, assuming that it presented merchant revenue on a gross basis, Expedia's pro forma net revenues for the years ended December 31, 2002 and 2001 would have been $1.2 billion and $735.9 million, respectively.

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

        Interval's revenues from existing members are influenced by the seasonal nature of planned family travel with the first quarter generally experiencing the strongest sales and the fourth quarter generally experiencing weaker sales. Interval's new member revenues are generally strongest in the third quarter influenced by the seasonal nature of timeshare sales by its developer clients.

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

        As of December 31, 2002, the Company's outstanding debt approximated $1.2 billion, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

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

        Foreign exchange gains and losses were not material to the Company's earnings for 2002 or 2001. However, given the currency fluctuations in 2002 and anticipated increases in the Company's operations in international markets, the Company is reviewing its strategy for hedging.

Equity Price Risk

        The Company has a minimal investment in equity securities of publicly traded companies. These investments, as of December 31, 2002, were considered available-for-sale, with the unrealized gain deferred as a component of shareholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its investment strategy.

        The Company has substantial investments in VUE as of December 31, 2002, including preferred interests valued at approximately $2 billion and common interests valued at $1 billion. The Company has reviewed the carrying value of these investments, and believes they are reasonable. See Note 19 in the Notes to Consolidated Financial Statements for further discussion of the carrying value of these securities.

Item 8. Consolidated Financial Statements and Supplementary Data

         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
USA INTERACTIVE

        We have audited the accompanying consolidated balance sheets of USA Interactive and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Interactive and subsidiaries at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets." In addition, on January 1, 2001, the Company adopted AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films."

/s/  ERNST & YOUNG LLP

New York, New York
February 6, 2003

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
	(In Thousands, Except Per Share Data)
Product sales	$1,924,882	$1,938,979	$1,788,886
Service revenue	2,696,342	1,529,881	1,175,726

Net revenue	4,621,224	3,468,860	2,964,612
Operating costs and expenses:
Cost of sales–product sales	1,206,704	1,287,630	1,165,795
Cost of sales–service revenue	1,611,739	1,043,667	811,178

Gross profit	1,802,781	1,137,563	987,639
Selling and marketing	580,173	337,899	302,705
General and administrative	521,000	416,464	338,738
Other operating costs	87,897	81,158	69,473
Amortization of cable distribution fees	53,680	43,975	36,322
Amortization of non-cash distribution and marketing expense	37,344	26,385	11,665
Amortization of non-cash compensation expense	15,899	7,800	12,740
Depreciation	177,219	131,308	105,380
Amortization of intangibles and goodwill	146,183	294,583	314,768
Restructuring charges	74,386	14,414	—
Goodwill impairment	22,247	—	145,594

Operating profit (loss)	86,753	(216,423)	(349,746)
Other income (expense):
Interest income	114,552	26,994	38,753
Interest expense	(44,755)	(46,179)	(46,119)
Gain on sale of subsidiary stock	—	—	108,343
Equity in losses in unconsolidated subsidiaries and other	(109,522)	(51,849)	(59,326)

Total other income (expense), net	(39,725)	(71,034)	41,651

Earnings (loss) from continuing operations before income taxes and minority interest	47,028	(287,457)	(308,095)
Income tax expense	(5,572)	(2,450)	(43,850)
Minority interest	(34,078)	103,108	179,547

Earnings (loss) from continuing operations before cumulative effect of accounting change	7,378	(186,799)	(172,398)
Gain on contribution of USA Entertainment to VUE, net of tax	2,378,311	—	—
Gain on disposal of Broadcasting stations, net of tax	—	517,847	—
Discontinued operations, net of tax	28,803	61,747	24,415

Earnings (loss) before cumulative effect of accounting change	2,414,492	392,795	(147,983)
Cumulative effect of accounting change, net of tax	(461,389)	(9,187)	—

Earnings (loss) before preferred dividends	1,953,103	383,608	(147,983)
Preferred dividend	(11,759)	—	—

Net earnings (loss) available to common shareholders	$1,941,344	$383,608	$(147,983)

Loss per share from continuing operations before cumulative effect of accounting change available to common shareholders:
Basic loss per common share	$(0.01)	$(0.50)	$(0.48)
Diluted loss per common share	$(0.02)	$(0.50)	$(0.48)
Earnings (loss) per share, before cumulative effect of accounting change available to common shareholders:
Basic earnings (loss) per common share	$5.64	$1.05	$(0.41)
Diluted earnings (loss) per common share	$5.62	$1.05	$(0.41)
Net earnings (loss) per share available to common shareholders:
Basic earnings (loss) per common share	$4.55	$1.03	$(0.41)
Diluted earnings (loss) per common share	$4.54	$1.03	$(0.41)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2002	December 31, 2001
	(In Thousands, Except Share Data)
CURRENT ASSETS:
Cash and cash equivalents	$3,077,410	$978,377
Restricted cash equivalents	40,696	9,107
Marketable securities	849,762	171,464
Accounts and notes receivable, net of allowance of $29,286 and $16,252, respectively	310,811	263,934
Receivable from sale of USAB	—	589,625
Inventories, net	197,584	197,354
Deferred tax assets	2,007	39,946
Other current assets, net	143,952	84,727
Net current assets of discontinued operations	—	38,343

Total current assets	4,622,222	2,372,877
PROPERTY, PLANT AND EQUIPMENT:
Computer and broadcast equipment	552,484	349,145
Buildings and leasehold improvements	141,267	125,491
Furniture and other equipment	138,412	91,292
Land	15,802	15,665
Projects in progress	20,891	45,754

	868,856	627,347
Less: accumulated depreciation and amortization	(437,401)	(228,360)

Total property, plant and equipment	431,455	398,987
OTHER ASSETS:
Goodwill	5,997,842	3,070,129
Intangible assets, net	1,258,070	230,843
Cable distribution fees, net	167,249	158,880
Long-term investments	1,582,182	64,731
Preferred interest exchangeable for common stock	1,428,530	—
Note receivables and advances, net of current portion ($13,365 and $99,819, respectively, from related parties)	19,090	108,095
Advance to Universal	—	39,265
Deferred charges and other, net	156,473	83,261

Total other assets	10,609,436	3,755,204

TOTAL ASSETS	$15,663,113	$6,527,068

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31, 2002	December 31, 2001
	(In Thousands, Except Share Data)
CURRENT LIABILITIES:
Accounts payable, trade	$329,467	$296,827
Accounts payable, client accounts	131,348	102,011
Cable distribution fees payable	39,107	32,795
Deferred revenue	264,902	75,256
Income tax payable	177,094	188,806
Current maturities of long-term obligations	24,957	33,519
Other accrued liabilities	574,581	262,727

Total current liabilities	1,541,456	991,941
Long-Term Obligations, net of current maturities	1,211,145	544,372
Other Long-Term Liabilities	91,012	26,350
Deferred Income Taxes	2,385,006	210,184
Net Long-term Liabilities of Discontinued Operations	—	102,032
Common Stock Exchangeable For Preferred Interest	1,428,530	—
Minority Interest	1,074,501	706,688
SHAREHOLDERS' EQUITY:
Preferred stock- $.01 par value; authorized 100,000,000 shares; 13,118,182 issued and outstanding as of December 31, 2002	131	—
Common stock—$.01 par value; authorized 1,600,000,000 shares; issued 392,334,359 and 321,474,696 shares respectively, and outstanding 385,698,610 and 315,073,017 shares, respectively including 441,169 and 369,000 of restricted stock, respectively	3,852	3,147
Class B convertible common stock—$.01 par value; authorized 400,000,000 shares; issued and outstanding 64,629,996 and 63,033,452 shares, respectively	646	630
Additional paid-in capital	5,941,141	3,918,401
Retained earnings	2,122,611	181,267
Accumulated other comprehensive income (loss)	15,697	(11,605)
Treasury stock—6,635,749 and 6,401,679 shares, respectively	(147,617)	(141,341)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	7,931,463	3,945,501

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,663,113	$6,527,068

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

												Note Receivable From Key Executive for Common Stock Issuance
						Class B Convertible Common Stock				Accum. Other Comp. Income (Loss)
		Preferred Stock		Common Stock					Retained Earnings (Accum. Deficit)
								Addit. Paid-in Capital			Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
	(In Thousands)
Balance as of December 31, 1999	$2,769,729	—	—	$2,740	274,703	$630	63,033	$2,830,506	$(54,358)	$4,773	$(9,564)	$(4,998)
Comprehensive income:
Net loss for the year ended December 31, 2000	(147,983)	—	—	—	—	—	—	—	(147,983)	—	—	—
Decrease in unrealized gains in available for sale securities	(11,958)	—	—	—	—	—	—	—	—	(11,958)	—	—
Foreign currency translation	(3,640)	—	—	—	—	—	—	—	—	(3,640)	—	—

Comprehensive loss	(163,581)

Issuance of common stock upon exercise of stock options	37,341	—	—	46	4,577	—	—	37,295	—	—	—	—
Income tax benefit related to stock options exercised	26,968	—	—	—	—	—	—	26,968	—	—	—	—
Issuance of stock in connection with PRC acquisition	887,371	—	—	322	32,265	—	—	887,049	—	—	—	—
Issuance of stock in connection with other transactions	11,950	—	—	4	217	—	—	11,946	—	—	—	—
Purchase of treasury stock	(129,907)	—	—	(57)	(5,837)	—	—	—	—	—	(129,850)	—

Balance as of December 31, 2000	$3,439,871	—	—	$3,055	305,925	$630	63,033	$3,793,764	$(202,341)	$(10,825)	$(139,414)	$(4,998)
Comprehensive income:
Net income for the year ended December 31, 2001	383,608	—	—	—	—	—	—	—	383,608	—	—	—
Decrease in unrealized losses in available for sale securities	5,600	—	—	—	—	—	—	—	—	5,600	—	—
Foreign currency translation	(6,380)	—	—	—	—	—	—	—	—	(6,380)	—	—

Comprehensive income	382,828

Issuance of common stock upon exercise of stock options	80,931	—	—	90	9,116	—	—	80,841	—	—	—	—
Income tax benefit related to stock options exercised	38,439	—	—	—	—	—	—	38,439	—	—	—	—
Issuance of stock in connection with other transactions	5,360	—	—	3	123	—	—	5,357	—	—	—	—
Purchase of treasury stock	(1,928)	—	—	(1)	(91)	—	—	—	—	—	(1,927)	—

Balance as of December 31, 2001	$3,945,501	—	—	$3,147	315,073	$630	63,033	$3,918,401	$181,267	$(11,605)	$(141,341)	$(4,998)
Comprehensive income:
Net income for the year ended December 31, 2002	1,953,103	—	—	—	—	—	—	—	1,953,103	—	—	—
Increase in unrealized gains in available for sale securities	3,416	—	—	—	—	—	—	—	—	3,416	—	—
Foreign currency translation	23,886	—	—	—	—	—	—	—	—	23,886	—	—

Comprehensive income	1,980,405

Issuance of securities in connection with the Expedia transaction	1,497,894	131	13,118	206	20,583	—	—	1,497,557	—	—	—	—
Issuance of common stock upon exercise of stock options	144,521	—	—	92	9,208	—	—	144,429	—
Income tax benefit related to stock options exercised	7,620	—	—	—	—	—	—	7,620	—	—	—	—
Issuance of stock in connection with other transactions	61,871	—	—	22	2,369	—	—	61,849	—	—	—	—
Issuance of stock for LLC Exchange	178,650	—	—	71	7,080	—	—	178,579	—	—	—	—
Issuance of stock for Holdco Exchange	750,695	—	—	316	31,620	16	1,597	750,363	—	—	—	—
Issuance of stock and warrants in VUE transaction	810,873	—	—	—	—	—	—	810,873	—	—	—	—
Common stock exchangeable for preferred interest	(1,428,530)	—	—	—	—	—	—	(1,428,530)	—	—	—	—
Dividend on preferred stock	(11,759)	—	—	—	—	—	—	—	(11,759)	—	—	—
Purchase of treasury stock	(6,278)	—	—	(2)	(234)	—	—	—	—	—	(6,276)	—

Balance as of December 31, 2002	$7,931,463	$131	13,118	$3,852	385,699	$646	64,630	$5,941,141	$2,122,611	$15,697	$(147,617)	$(4,998)

        Accumulated other comprehensive income is comprised of unrealized (losses) gains on available for sale securities of $3,455, $39 and $(5,561) at December 31, 2002, 2001 and 2000, respectively and foreign currency translation adjustments of $12,242, $(11,644) and $(5,264) at December 31, 2002, 2001 and 2000, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Cash flows from operating activities:
Earnings (loss) from continuing operations before cumulative effect of accounting change	$7,378	$(186,799)	$(172,398)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	323,402	425,891	420,148
Amortization of cable distribution fees	53,680	43,975	36,322
Amortization of deferred financing costs	3,445	1,491	3,778
Non-cash distribution and marketing	37,344	26,385	11,665
Non-cash interest income	(22,448)	(3,729)	(8,735)
Non-cash compensation expense	15,899	7,800	12,740
Deferred income taxes	(46,913)	12,253	21,357
Equity in losses in unconsolidated subsidiaries and other	123,608	48,977	58,333
Gain on sale of subsidiary stock	—	—	(108,343)
Goodwill impairment	22,247	—	145,594
Minority interest	34,078	(103,108)	(179,547)
Increase in cable distribution fees	(74,314)	(47,393)	(64,876)
Changes in assets and liabilities:
Accounts and notes receivable	70,908	18,844	(64,925)
Inventories	4,243	31,128	(44,892)
Accounts payable	(58,216)	38,914	27,468
Accrued liabilities and deferred revenue	214,956	(25,119)	(837)
Other, net	32,264	8,825	(5,531)

Net Cash Provided By Operating Activities	741,561	298,335	87,321
Cash flows from investing activities:
Acquisitions, net of cash acquired	(560,465)	(198,641)	(144,743)
Capital expenditures	(165,555)	(130,536)	(160,423)
Recoupment of advance to Universal	39,422	59,821	77,330
Decrease (increase) in long-term investments and notes receivable	33,118	(122,413)	(33,890)
Purchase of marketable securities, net	(728,589)	(51,977)	(134,895)
Proceeds from sale of broadcast stations	589,625	510,374	—
Proceeds from VUE Transaction	1,618,710	—	—
Other, net	(18,257)	(31,576)	(11,395)

Net Cash Provided By (Used In) Investing Activities	808,009	35,052	(408,016)
Cash flows from financing activities:
Borrowings	29,159	23,086	64,840
Principal payments on long-term obligations	(81,015)	(22,331)	(99,684)
Purchase of treasury stock	(6,278)	(1,928)	(129,907)
Payment of mandatory tax distribution to LLC partners	(154,083)	(17,369)	(68,065)
Proceeds from 2002 Senior Notes, net	744,000	—	—
Repurchase of 1998 Senior Notes	(47,000)	—	—
Proceeds from subsidiary stock option exercises	87,842	12,234	93,189
Proceeds from issuance of common stock and LLC shares	151,708	80,932	210,642
Dividend	(10,222)	—	—
Other, net	2,510	(18,368)	(12,852)

Net Cash Provided By Financing Activities	716,621	56,256	58,163
Net Cash (Used In) Provided By Discontinued Operations	(178,288)	348,174	86,266
Effect of exchange rate changes on cash and cash equivalents	11,130	(3,663)	(2,687)

Net Increase (Decrease) In Cash and Cash Equivalents	2,099,033	734,154	(178,953)
Cash and cash equivalents at beginning of period	978,377	244,223	423,176

Cash and Cash Equivalents at End of Period	$3,077,410	$978,377	$244,223

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

GENERAL

        USA Interactive ("USA" or the "Company") (Nasdaq: USAI) engages worldwide in the business of interactivity via the Internet, the television and the telephone. USA operates multiple brands across three areas: Electronic Retailing, Information and Services and Travel Services.

Electronic Retailing

        Home Shopping Network-U.S. ("HSN-U.S.") consists primarily of the HSN television network, HSN.com, and the America's Store television network. HSN sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs. HSN operates two retail sales programs in the United States, each 24 hours a day, seven days a week: HSN and America's Store. HSN.com serves as an alternative store front that allows consumers to shop for merchandise from HSN's inventory, rather than just viewing the current product offering on HSN's television programming. HSN.com also offers additional inventory that is not available on HSN's television programming.

        International TV Shopping consists primarily of Home Shopping Europe-AG ("HSE-Germany") and EUVÍA Media AG & Co. KG ("EUVÍA"). HSE-Germany operates a German-language home shopping business that is broadcast 24 hours a day to millions of households in Germany, Austria and Switzerland. EUVÍA operates two businesses, "Neun Live," a game-show oriented television channel and a travel-oriented shopping television channel under the brand name "Sonnenklar." International TV Shopping also includes USA's minority interests in home shopping businesses in Italy, China and Japan.

        HSN owns approximately 48.6% of EUVÍA, a German partnership that operates two TV broadcasting businesses in Germany. HSN expects that it will transfer 3% of its interest in EUVÍA to Dr. Georg Kofler with HSN retaining voting control of such shares through a voting rights agreement with Dr. Kofler. ProSeibenSat.1 Media AG, a large German television company, owns approximately 48.4% of EUVÍA. The remaining 3% of EUVÍA, over which HSN also has voting control, is owned by EUVÍA's CEO.

        HSN currently owns a minority interest in Home Shopping Europe S.p.A ("HSE-Italy") of approximately 36% through its German subsidiary HOT Networks, leaving HSN with a passive interest without any funding obligations.

Information and Services

        Ticketing consists primarily of Ticketmaster, ticketmaster.com and ReserveAmerica. Ticketmaster and ticketmaster.com provide offline and online automated ticketing services via the Internet, telephone and retail outlets and serve many of the foremost venues, entertainment facilities, promoters and professional sports franchises in the U.S.A. and in the U.K., Australia, Norway, Denmark, the Netherlands, Canada, Mexico and Ireland. ReserveAmerica is a leading provider of outdoor recreation reservation services and software to United States federal and state agencies for camping activities, recreation ticketing and other access privileges to public land attractions.

        Personals consists primarily of Match.com, a leading subscription-based online matchmaking and dating service. Match.com and its network served approximately 725,000 subscribers as of December 31, 2002, offers single adults a convenient and private environment for meeting other singles through its own websites, as well as through its affiliate network which includes the AOL and MSN internet portals.

        Local Services currently consist of Citysearch and Evite.com. Citysearch is a network of online local city guide sites that offer up-to-date local content for major cities in the United States and abroad. It also features a leading directory of local businesses in the United States and provides millions of listings, including local events, organizations and businesses. In addition to providing a free online invitation service, Evite.com offers reminder services, polling, electronic payment collection, photo sharing and maps.

        Precision Response Corporation, ("PRC" or "Precision Response"), provides outsourced consumer care services, managing customer relationships for both large corporations and internet-focused companies for over 20 years. PRC offers an integration of teleservices, e-commerce customer care services, information, technology and fulfillment services as part of a one-stop solution. PRC has developed proprietary Customer Relationship Management (CRM) technology for consumer care.

        USA Electronic Commerce Solutions LLC ("ECS") and Styleclick have worked together to provide end-to-end e-commerce solutions to service ECS' third-party clients, including online store design, development, merchandising and marketing. During 2002, ECS accounted for substantially all of Styleclick's revenue.

Travel Services

        Expedia is a leading online travel agency in the United States, offering travel services provided by approximately 450 airlines, approximately 43,000 lodging properties, all major car rental companies, numerous cruise lines, and multiple-destination service providers such as restaurants, attractions and tour providers. In addition to Expedia.com, Expedia also operates localized versions (either alone or through joint ventures) in the United Kingdom, France, Germany, Italy, Netherlands and Canada. Expedia entered the U.S. corporate travel market through the acquisition of Metropolitan Travel in July 2002.

        Hotels.com is a leading provider of discount hotel accommodations worldwide, providing service through its own websites, including hotels.com, its toll-free call centers, and through third-party marketing and distribution agreements. Hotels.com provides accommodations to travelers in hundreds of cities in North America, Europe, the Caribbean and Asia. Shares of Hotels.com Class A common stock trade on NASDAQ under the symbol ROOM.

        Interval International is a leading membership-services company providing timeshare exchange and other value-added programs to its timeshare-owning members and resort developers.

        TV Travel Shop is a UK company that owns and operates two UK television channels that sell packaged holidays and other travel products to viewers, TV Travel Shop and TV Travel Shop 2. TV Travel Shop also operates a related website and participates in a joint venture with Preussag's TUI Deutschland that operates TV Travel Shop Germany.

Recent Developments

        Through May 7, 2002, the Company also included the USA Entertainment Group, consisting of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. USA Entertainment was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002 (the "VUE Transaction") and the

results of operations and statement of position of USA Entertainment are presented as a discontinued operation. See Note 20 for further discussion of the VUE Transaction.

        On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia, Inc. ("Expedia") through a merger of one of its subsidiaries with and into Expedia. See Note 3 for further discussion.

        On March 19, 2003, USA announced it would acquire the Expedia shares it does not currently own. See Note 24 for further discussion.

        In connection with the VUE Transaction, shares of USANi LLC held by Liberty Media Corporation ("Liberty") were exchanged for 7.1 million USA shares, with the remaining approximately 320.9 million USANi LLC shares held by Vivendi (including USANi LLC shares obtained from Liberty) cancelled.

        On June 27, 2002, the Company and Liberty completed the exchange of Liberty's Home Shopping Network ("Holdco") shares, with the Company issuing an aggregate of 31.6 million shares of Common Stock and 1.6 million shares of Class B Common Stock. Therefore, at this time USA owns 100% of USANi LLC and Holdco. Previously, USA maintained control and management of Holdco and USANi LLC, and managed the businesses held by USANi LLC, in substantially the same manner, as they would have been managed if USA held them directly through wholly owned subsidiaries.

        On September 24, 2002, the Company completed its acquisition of Interval, a leading membership-services company providing timeshare exchange and other value-added programs to its timeshare-owner consumer members and resort developers, for approximately $541.4 million in cash, less $16.2 million of cash acquired.

        On January 17, 2003, the Company completed its acquisition of the outstanding shares of Ticketmaster that it did not already own. The acquisition was accomplished by the merger of a wholly owned subsidiary of USA with Ticketmaster, with Ticketmaster surviving as a wholly owned subsidiary of USA. In the merger, each outstanding share of Ticketmaster Class A common stock and Ticketmaster Class B common stock (other than shares held by USA, Ticketmaster and their subsidiaries) was converted into the right to receive 0.935 of a share of USA common stock. USA issued an aggregate of approximately 45.5 million shares of USA common stock, and assumed approximately 8.9 million stock options and 4.2 million warrants in the merger. Shares of Ticketmaster Class B common stock, which prior to the merger traded on the Nasdaq National Market under the symbol "TMCS," were delisted from trading as of the close of the market on January 17, 2003.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the accounts of the Company and all wholly-owned and voting-controlled subsidiaries. The Company consolidates EUVÍA based upon a pooling agreement allowing for the Company to elect a majority of the Board of Directors and to control the operations of EUVÍA. Significant intercompany transactions and accounts have been eliminated.

        Investments in which the Company owns a 20%, but not in excess of 50%, interest and where it can exercise significant influence over the operations of the investee, are accounted for using the equity method. In addition, partnership interests, including USA's ownership in Vivendi Universal Entertainment LLLP ("VUE"), are recorded using the equity method. All other investments are accounted for using the cost method. The Company periodically evaluates the recoverability of investments recorded under the cost method and recognizes losses if a decline in value is determined to be other than temporary.

Revenue Recognition

Electronic Retailing

        Revenues from electronic retailing primarily consist of merchandise sales and are reduced by incentive discounts and sales returns to arrive at net sales. Revenues for domestic sales are recorded for credit card sales upon transaction authorization, which occurs only if the goods are in stock, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. Revenues for international sales are recorded upon shipment. Home Shopping Network's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery. Allowances for returned merchandise and other adjustments are provided based upon past experience.

Ticketing

        Revenue from Ticketmaster and ticketmaster.com primarily consists of revenue from ticketing operations which is recognized as tickets are sold, as the Company acts as agent in these transactions.

Merchant Hotel

        Merchant hotel revenues are billed to customers in advance and included in deferred revenue until the customer's stay occurs. Hotels.com and Expedia both generate merchant hotel revenues. Hotels.com presents merchant hotel revenue at the gross amount charged to its customers while Expedia presents merchant hotel revenue net of the amount paid to the hotel property for the room. The determination of gross versus net presentation is based principally on each Company's consideration of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and Emerging Issues Task Force Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", including the weighing of the relevant qualitative factors regarding the companies' status as the primary obligor, and the extent of their pricing latitude and inventory risk. The method of revenue presentation by Hotels.com and Expedia does not impact gross profit, operating profit, net income, earnings per share or cash flows of either company, but rather revenues, cost of sales and gross profit margin.

        The principal factor in determining gross versus net presentation by each company was the consideration of their relationship with the customer as the primary obligor. Both companies provide extensive customer service and support for their customers. Hotels.com acts as the principal in the transaction and is the party that the customer has transacted with. Expedia, which was founded as an on-line travel agency, is a facilitator of matching customer demand with supply of travel properties, with the suppliers ultimately responsible for providing the service.

        Both Hotels.com and Expedia have broad latitude to establish and change prices charged to customers.

        Both Hotels.com and Expedia contract in advance with hotels and other lodging properties at wholesale prices. The number of rooms and the wholesale prices of the rooms are specifically identified for Hotels.com over the terms of their contracts, which generally range from 1 to 3 years, while the number of rooms and the prices of the rooms to Expedia may fluctuate over the terms of their contracts. Unsold hotel rooms may be returned by each Company with no obligation to the hotel properties within a period specified in each contract. Each Company bears the risk of loss for all rooms cancelled by a customer subsequent to the cutoff period. However, each Company has mitigated its risk of loss, principally by charging its customers a cancellation fee, and to date, losses have been insignificant. Furthermore, Hotels.com does purchase rooms occasionally on a prepaid basis whereby it bears the full, unmitigated inventory risk. The percentage of revenue of Hotels.com represented by prepaid rooms was approximately 0.6%, 3.1% and 4.0% in the years ended December 31, 2002, 2001 and 2000, respectively. Expedia does not have any such inventory risk.

        Hotels.com believes that it is principally liable to its merchant hotel customers in all situations where the customer does not receive hotel services promised by Hotels.com, namely in the event that merchant hotel inventory sold by Hotels.com is unavailable, or that the room, or the hotel itself, does not have the amenities or is not of the general caliber described in Hotels.com's promotional materials. Expedia believes that the supplier hotel is principally liable in these situations. Both companies provide customer service support to help resolve issues, even though in the case of Expedia, such customer support could typically involve issues for which Expedia is not principally liable.

Merchant Air

        Expedia generates revenue from merchant air transactions, whereby it is the merchant of record and determines the ticket price. The cost of the airline ticket is paid by Expedia to the airlines via the Airlines Reporting Corporation within a week after the customer purchases the ticket from Expedia. Cash paid by the customer at the time the reservation is recorded as deferred merchant bookings until the flight occurs and the costs to purchase the airline ticket is included in prepaid merchant bookings. When the flight occurs, Expedia records the difference between the deferred merchant bookings and the prepaid merchant bookings as revenue on a net basis.

Agency Hotel, Air, Car and Cruise

        Agency revenues are derived from airline ticket transactions, certain hotel transactions as well as cruise and car rental reservations. Airline ticket transactions of Expedia comprise a substantial portion of these revenues, and represent both commissions and fees related to the sale of airline tickets. Airline ticket commissions are determined by individual airlines and are billed and collected through the Airline Reporting Corporation, an industry-administered clearinghouse. Fees from the sale of airline tickets also include (i) revenues from Expedia's global distribution partner, Express Fee, (ii) revenues where Expedia charges customers for processing and delivering a paper ticket via express mail if they choose not to have an electronic ticket or an electronic ticket is not available and (iii) since December 2002 service fees on certain tickets. In addition, certain contracts with suppliers contain override commissions typically related to achieving performance targets.

        Agency revenues are recognized on air transactions when the reservation is made and secured by a credit card. A cancellation allowance is recognized on these revenues. Expedia and Hotels.com recognize agency revenues on hotel and car rental reservations, and Expedia cruise reservations, either on an accrual basis for payments from a commission clearinghouse or on receipt of commissions from an individual supplier. Override commissions are recognized at the end of each period based upon the Company's attainment of a certain target level. Agency revenues are presented on a net basis.

Interval Exchange and Membership Revenues, Deferred Membership Revenue and Deferred Membership Costs

        Revenue, net of sales incentives from Interval membership agreements is deferred and recognized over the terms of the applicable agreements, ranging from one to five years, on a staight-line basis. Membership agreements are cancelable and refundable on a pro-rata basis. Direct costs of acquiring membership agreements and direct costs of sales related to deferred membership revenues are also deferred and amortized on a straight-line basis over the applicable membership terms.

        Revenues from exchange fees are recognized when Interval provides confirmation of the vacation ownership exchange, at which time the fee is nonrefundable.

TVTS

        Revenues from sales of package holidays, where TVTS acts as an agent for third party tour operators, primarily consist of commissions earned from those tour operators, and are reduced by discounts given and cancellations to arrive at net revenue. These commissions are recorded at the time of booking. Allowances for future cancellations are provided based upon past experience.

Other

        Revenues from all other sources are recognized either upon delivery or when the service is provided.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of U.S. Treasury Securities, U.S. Government agencies and certificates of deposit with original maturities of less than 91 days.

Restricted Cash

        Restricted cash is primarily used to collateralize outstanding letters of credit and an outstanding loan with HSE Germany. The letters of credit are extended to certain hotel properties to secure payment for the potential purchase of hotel rooms. No claims have been made against any letters of credit.

Marketable Securities

        The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company invests in certain marketable debt securities, which consist primarily of short-to intermediate-term fixed income securities issued by U.S. government agencies and municipalities. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. All marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, included in "Accumulated Other Comprehensive Income" on the statements of changes in shareholders' equity. The specific-identification method is used to determine the cost of all securities. The marketable securities are presented as current assets in the accompanying consolidated balance sheets, as they are intended to meet the short-term working capital needs of the Company.

        The fair value of the investments is based on the quoted market price of the securities at the balance sheet dates. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the duration and extent to which the fair value is less than cost; the financial condition and near-term prospects of the issuer, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company's intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Merchandise Inventories, Net

        Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Merchandise inventories are presented net of an inventory carrying adjustment of $35.6 million and $42.5 million at December 31, 2002 and 2001, respectively.

Property, Plant and Equipment

        Property, plant and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

        Depreciation and amortization is provided for on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

Asset Category	Depreciation/Amortization Period
Computer and broadcast equipment	1 to 7 Years
Buildings	25 to 40 Years
Leasehold improvements	2 to 40 Years
Furniture and other equipment	2 to 10 Years

Long-Lived Assets

        The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including property, plant and equipment, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. See "New Accounting Pronouncements" for further information related to impairment or disposals of long-lived assets.

Cable Distribution Fees

        Cable distribution fees relate to upfront fees paid in connection with multi-year cable contracts for carriage of Home Shopping's programming. These fees are amortized to expense on a straight-line basis over the terms of the respective contracts.

Advertising

        Advertising costs are principally expensed in the period incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $178.7 million, $72.2 million and $62.5 million, respectively.

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

Earnings (Loss) Per Share

        Basic earnings per share ("Basic EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock that could share in the earnings of the Company, as well as its public subsidiaries.

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

        The Company has also issued restricted stock. For restricted stock issued to employees, the accounting charge is measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

        See "New Accounting Pronouncements" for furthur information related to the stock-based compensation.

Minority Interest

        Minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC through May 7, 2002, Liberty's ownership interest in Holdco through June 27, 2002, the public's ownership in TMCS until January 31, 2001, the public's ownership in Ticketmaster from January 31, 2001, the public's ownership interest in Hotels.com since February 25, 2000, the public's ownership interest in Styleclick since July 27, 2000, the partner's ownership interest in HSE-Germany since its consolidation as of January 1, 2000, the public's ownership in Expedia since February 4, 2002 and certain minority ownerships in EUVÍA and Interval. The Company has classified $117.5 million of redeemable preferred equity interests issued by EUVÍA as minority interest. The redeemable equity interests are due in 2006, but EUVÍA has the right to extend maturity to 2016 based on meeting certain financial covenants. The amount is only due to the holder under German law to the extent sufficient funds in excess of fixed capital at EUVÍA are available.

Foreign Currency Translation

        The financial position and operating results of all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income (loss) in accumulated deficit.

Issuances of Subsidiary Stock

        The Company accounts for issuances of stock by a subsidiary by recording income or losses as non-operating income (expense) for differences in the fair value of equity issued and amounts received.

        During the year ended December 31, 2000, the Company recorded a gain of $108.3 million related to the issuance of Styleclick's shares in the completed merger of Internet Shopping Network and Styleclick.com and the Hotels.com initial public offering.

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

        Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, program rights and film cost amortization (Discontinued operations), estimates of film revenue ultimates (Discontinued Operations) and various other operating allowances and accruals.

New Accounting Pronouncements

Accounting for Goodwill and Other Intangible Assets

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in its entirety. In connection with the adoption of this standard, the Company has not amortized any goodwill or indefinite-lived intangible assets during 2002. Prior to the adoption, all intangible assets were amortized over their estimated periods to be benefited, generally on a straight-line basis. Therefore, the results of operations for 2001 and 2000 reflect the amortization of goodwill and indefinite-lived intangible assets, while the results of operations for 2002 do not reflect such amortization (see Note 4—Goodwill and Other Intangible Assets for a pro forma disclosure depicting the Company's results of operations during 2001 and 2000 after applying the non-amortization provisions of SFAS No. 142). Goodwill amortization recorded in continuing operations for the years ended December 31, 2001 and 2000 was $215.4 million and $383.1 million, respectively. Goodwill amortization recorded in discontinued operations for the years ended December 31, 2001 and 2000 was $127.9 million and $117.6 million, respectively. In connection with the implementation of SFAS No. 142, the Company was required to assess goodwill and indefinite-lived intangible assets for impairment. As previously discussed in USA's Form 10-Q for the quarter ended March 31, 2002, USA recorded a write-off before tax and minority interest of $499 million related to the Citysearch and PRC businesses as a cumulative effect of accounting change. Although Citysearch and PRC are expected to generate positive cash flows in the future, due to cash flow discounting techniques to estimate fair value as required by the new rules, the future estimated discounted cash flows did not support current carrying values at the time of the evaluation on January 1, 2002. The Citysearch write-off was $115 million, and the PRC write-off was $384 million.

        Adoption of the new standard resulted in a one-time, non-cash after-tax, after minority interest charge of $461.4 million. The charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations as of January 1, 2002. See Note 4 for additional information regarding goodwill.

        In addition, in the second quarter of 2002, USA recorded a further write-down of $22.2 million related to PRC. The write-down resulted from contingent purchase price recorded in the second quarter.

        Additionally, pursuant to SFAS No. 142, the Company assesses goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. As of December 31, 2002, the Company determined that the carrying value of such assets were not impaired.

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

        During the third quarter of 2002, the Company decided to discontinue its active majority interest in HSE-Italy and wrote down its investment in Italy, resulting in a non-recurring charge of $31.4 million recorded as restructuring expense.

Rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt"

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item. The rescission of SFAS No. 4 stipulates that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of

Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 145 in 2002.

        During 2002, $47.0 million of 1998 Senior Notes were acquired resulting in a $1.5 million gain. In addition, the Company fully redeemed the unsecured $37,782,000 aggregate principal amount of 7% Convertible Subordinated Debentures due July 1, 2003 resulting in a loss of $2.0 million.

Accounting for Costs Associated with Exit or Disposal Activities

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have material impact on its operating results or financial position.

Guarantor's Accounting and Disclosure Requirements for Guarantees

        In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 will significantly change current practice in the accounting for and disclosure of guarantees. Under FIN 45, guarantees are broadly defined to include, among others, product warranties, indemnification provisions, and standby letters of credit. Guarantees meeting the characteristics described in FIN 45, which are not included in a long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements have been incorporated into these consolidated financial statements and accompanying footnotes. Effective January 1, 2003, we have adopted the initial recognition and initial measurement provisions of FIN 45 and believe that the application of FIN 45 will not have a material effect on our consolidated financial position or results of operations.

Accounting by Reseller for Cash Consideration Received From a Vendor

        In November 2002, the EITF reached a consensus on Issue 1 of Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This consensus provides guidance on the circumstances under which cash consideration received from a vendor by a reseller should be considered: (a) an adjustment of the prices of the vendor's products or services and, therefore, characterized as a reduction of cost of sales when recognized in the reseller's income statement, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the reseller's income statement. The consensus is effective for arrangements entered into after December 31, 2002. Effective January 1,

2003, we have adopted this consensus and believe that the application of EITF 02-16 will not have a material effect on our consolidated financial position or results of operations.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" which amends FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of FASB Statement No. 123. The transition guidance and annual disclosure provisions are effective for financial reports containing financial statements for fiscal year ending after December 15, 2002. The Company will provide expense for stock based compensation on a prospective basis, and will continue to provide pro forma information in the notes to financial statements to provide the results as if SFAS 123 had been adopted in previous years. The Company intends to issue restricted stock units that will vest in future periods instead of stock options, although the Company's public subsidiaries may issue some employee stock options in 2003 as they complete the transition to 100% restricted stock. For restricted stock units issued, the accounting charge is measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

        The following table illustrates the effect on earnings (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Years Ended December 31,
	2002	2001	2000
Earnings (loss) available to common shareholders, as reported	$1,941,344	$383,608	($147,983)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8,157	3,167	3,217
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(158,069)	(83,498)	(78,601)

Pro forma net (loss) income	$1,791,432	$303,277	($223,367)

Earnings (loss) per share:
Basic—as reported	$4.55	$1.03	$(0.41)

Basic—pro forma	$4.20	$0.81	$(0.62)

Diluted—as reported	$4.54	$1.03	$(0.41)

Diluted—pro forma	$4.19	$0.81	$(0.62)

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. See Note 12 for further discussion of stock option plans.

        Pro forma information regarding net income and earnings per share is required by SFAS 148. The information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rates of 2.78% in 2002 and 5.0% in 2001 and 2000; a dividend yield of zero; a volatility factor of 50%, 51%, and 50%, respectively, based on the expected market price of USA Common Stock based on historical trends; and a weighted-average expected life of the options of five years.

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

Certain Risks and Concentrations

        The Company's business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, specifically airlines and hotels, dependence on third-party technology, exposure to risks associated with online commerce security and credit card fraud. Expedia is highly dependent on its relationships with six major airlines in the United States: United, Delta, American, Continental, Northwest and US Airways. The Company also depends on global distribution system partners and third party service providers for processing certain fulfillment services.

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and marketable securities. Cash equivalents and marketable securities are of high-quality short to intermediate term agency securities, all of which are maintained with high credit quality financial institutions. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.

Reclassifications

        Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2002 presentation. The statements of operations, balance sheets and statements of cash flows of USA Entertainment and USAB have been classified as discontinued operations for all periods presented. See Note 20 for further discussion of discontinued operations.

Discontinued Operations

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

Advertising Barter Transactions

        Barter transactions represent the exchange of commercial air-time for programming, merchandise or services. The transactions are recorded at the estimated fair market value of the asset or services received or given in accordance with Emerging Issues Task Force Issue No. 99-17, "Accounting for Advertising Barter Transactions." Barter revenue for the years ended December 31, 2002 and 2001 was

$4.1 million and $42.2 million, respectively. Barter revenues for the year ended December 31, 2000 are not material to USA's statement of operations.

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

NOTE 3—BUSINESS ACQUISITIONS

Expedia Transaction

        On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia through a merger of one of its subsidiaries with and into Expedia. Immediately following the merger, USA owned all of the outstanding shares of Expedia Class B common stock, representing approximately 64.2% of Expedia's outstanding shares, and 94.9% of the voting interest in Expedia. On February 20, 2002, USA acquired 1,873,630 shares of Expedia common stock, increasing USA's ownership to 64.6% of Expedia's then outstanding shares, with USA's voting percentage remaining at 94.9%. In the merger, USA issued to former holders of Expedia common stock who elected to receive USA securities an aggregate of 20.6 million shares of USA common stock, 13.1 million shares of $50 face value 1.99% cumulative convertible preferred stock of USA and warrants to acquire 14.6 million shares of USA common stock at an exercise price of $35.10. Expedia trades on Nasdaq under the symbol "EXPE," the USA cumulative preferred stock trades on OTC under the symbol "USAIP" and the USA warrants trade on Nasdaq under the symbol "USAIW."

        Pursuant to the terms of the USA/Expedia transaction documents, Microsoft Corporation, which beneficially owned 33,722,710 shares of Expedia common stock, elected to exchange all of its Expedia common stock for USA securities in the merger. Expedia shareholders who did not receive USA securities in the transaction retained their Expedia shares and received for each Expedia share held 0.1920 of a new Expedia warrant. The Expedia warrants trade on Nasdaq under the symbol "EXPEW."

        The aggregate purchase price, including transaction costs, was $1.5 billion.

        The Expedia transaction has been accounted for under the purchase method of accounting by USA. The purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. USA obtained an independent valuation of the assets and liabilities acquired, including the identification of intangible assets other than goodwill, which identified $352.1 million of intangible assets other than goodwill. The unallocated excess of acquisition costs over net assets acquired of $1.1 billion was allocated to goodwill. Intangible assets with definite lives will be amortized over a weighted average life of 4.75 years, and include technology, distribution agreements, customer lists and supplier relationships. Assets and liabilities of Expedia as of the acquisition date, including the application of purchase accounting by USA, consist of the following:

(In Thousands)
Current assets	$320,224
Non-current assets	34,528
Goodwill and indefinite lived intangible assets	1,298,746
Intangible assets	154,336
Current liabilities	205,675
Non-current liabilities	87,072

Pro Forma Results

        The following unaudited pro forma condensed consolidated financial information for the years ended December 31, 2002 and 2001, is presented to show the results of the Company, as if the Ticketmaster transaction which was completed January 17, 2003, the Expedia transaction which was completed February 4, 2002 and the combination of Ticketmaster Corporation and Ticketmaster Online—Citysearch, which was completed on January 31, 2001, plus the 7.1 million shares exchanged for LLC interests in the VUE Transaction, plus the 33.2 million shares issued to Liberty for its interest in Holdco, had occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to intangible assets, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates. Note that the amounts exclude USA Broadcasting ("USAB") and USA Entertainment, which are presented as discontinued operations (see Note 20).

	Years Ended December 31,
	2002	2001
	(In Thousands, Except Per Share Data)
Net revenue	$4,656,711	$3,765,796
Loss from continuing operations before cumulative effect of accounting change and preferred dividend	(23,959)	(309,631)
Basic loss from continuing operations before cumulative effect of accounting change and preferred dividend per common share	(0.05)	(0.64)
Diluted loss from continuing operations before cumulative effect of accounting change and preferred dividend per common share	(0.06)	(0.64)

        The following unaudited pro forma condensed consolidated financial information for the year ended December 31, 2000, is presented to show the results of the Company as if the merger of ISN and Styleclick, the PRC transaction and the combination of Ticketmaster Corporation and Ticketmaster Online—Citysearch had occurred at the beginning of the period presented. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates. Note that the amounts exclude USAB and USA Entertainment, which are presented as discontinued operations (see Note 20).

Year Ended December 31, 2000
(In Thousands, Except Per Share Data)
Net revenues	$3,036,150
Loss from continuing operations	(214,980)
Basic and diluted loss per common share, continuing operations	$(.59)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets is comprised of goodwill of $6.0 billion, intangible assets with indefinite lives of $544.4 million, and other intangible assets of $713.6 million. Goodwill amortization recorded in continuing operations in the twelve months ended December 31, 2001 and 2000 was $215.4 million and $383.1 million, respectively. Goodwill amortization recorded in discontinued operations in the twelve months ended December 31, 2001 and 2000 was $127.9 million and $117.6 million, respectively. In total, goodwill and other intangible assets increased $4.0 billion as of December 31, 2002 as compared to the prior year. The increase is due primarily to the Expedia transaction, the VUE Transaction and the exchange of LLC and Home Shopping Network equity for USA common shares, which resulted in a step-up in basis of HSN.

        The balance of goodwill and intangible assets is as follows:

	December 31,
	2002	2001
Goodwill	$5,997,842	$3,070,129
Intangible assets with indefinite lives	544,446	—
Intangible assets with definite lives	713,624	230,843

	$7,255,912	$3,300,972

        Intangibles with indefinite lives relate principally to trade names and trademarks acquired in the Expedia transaction and the step acquisition of Home Shopping Network. Intangibles with definite lives relate principally to distribution agreements and supplier relationships of $641.3 million, merchandise agreements of $160.0 million and technology of $136.1 million. Intangible assets are net of accumulated amortization of $333.8 million, including $252.0 million for distribution agreements and supplier relationships, $7.5 million for merchandise agreements and $20.3 million for technology. The weighted average amortization period for distribution agreements and supplier relationships, merchandise agreements and technology are 5.39 years, 9.05 years and 4.81 years, respectively.

        Amortization expense based on December 31, 2002 balances for the next five years and thereafter is estimated to be as follows (in thousands):

Year ended December 31, 2003	$186,070
Year ended December 31, 2004	162,219
Year ended December 31, 2005	120,900
Year ended December 31, 2006	89,192
Year ended December 31, 2007	39,222
Year ended December 31, 2008 and thereafter	116,021

$713,624

        Note that the amounts above do not reflect additional amortization as a result of the Ticketmaster merger (see Note 1), which will result in additional amortization of intangibles for the step-up in basis. Although the assessment of intangibles is preliminary at this time, the Company estimates that the impact on amortization is approximately $30 million for 2003.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table adjusts USA's reported net earnings (loss) and basic and diluted net earnings (loss) per share to exclude amortization expense related to goodwill and other intangible assets with indefinite lives as if Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangibles Assets" was effective January 1, 2000:

	Year Ended December 31,
	2001	2000
	(Dollars in Thousands, Except Per Share Data)
Earnings (loss) from continuing operations available to common shareholders
Reported loss from continuing operations	$(186,799)	$(172,398)
Add: goodwill amortization	134,077	166,705

Loss from continuing operations—as adjusted	$(52,722)	$(5,693)

Basic earnings (loss) per share from continuing operations—as adjusted:
Reported basic loss per share	$(0.50)	$(0.48)
Add: goodwill amortization	0.36	0.46

Adjusted basic loss per share	$(0.14)	$(0.02)

Diluted earnings (loss) per share from continuing operations—as adjusted:
Reported diluted loss per share	$(0.50)	$(0.48)
Add: goodwill amortization	0.36	0.46

Adjusted diluted net loss per share	$(0.14)	$(0.02)

Net earnings (loss) available to common shareholders
Net income (loss) available to common shareholders	$383,608	$(147,983)
Add: goodwill amortization	176,413	206,151

Net earnings available to common shareholders—as adjusted	$560,021	$58,168

Basic earnings (loss) per share—as adjusted:
Reported basic net earnings (loss) per share	$1.03	$(0.41)
Add: goodwill amortization	0.47	0.57

Adjusted basic net earnings per share	$1.50	$0.16

Diluted earnings (loss) per share—as adjusted:
Reported diluted net earnings (loss) per share	$1.03	$(0.41)
Add: goodwill amortization	0.47	0.57

Adjusted diluted net earnings per share	$1.50	$0.16

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill for year ended December 31, 2002 (in thousands):

	Balance as of January 1, 2002	Additions (Deductions)	Foreign Exchange Translation	Adoption of FAS 142	Balance as of December 31, 2002
HSN-US	$1,157,140	$1,279,654	$—	$—	$2,436,794
Ticketing	729,442	11,341	3,048	—	743,831
Match.com	45,738	18,309	1,148	—	65,195
Hotels.com	362,464	7,279	—	—	369,743
Expedia	—	1,279,016	—	—	1,279,016
Interval	—	404,617	—	—	404,617
Precision Response(a)	696,778	(322)	—	(384,455)	312,001
Citysearch and related(b)	58,994	—	—	(58,994)	—
International TV shopping & other	19,573	361,188	5,884	—	386,645

Goodwill	$3,070,129	$3,361,082	$10,080	$(443,449)	$5,997,842

(a)
In addition, in the second quarter of 2002, USA recorded a further write-down of $22.2 million related to PRC. The write-down resulted from contingent purchase price recorded in the second quarter of 2002.

(b)
The total write-down of Citysearch goodwill and intangible assets upon adoption of FAS 142 was $114.8 million. $59.0 million was written off against the balance of goodwill, and $55.8 million was written off against intangible assets.

NOTE 5—LONG-TERM OBLIGATIONS

	December 31,
	2002	2001
	(In Thousands)
$750,000,000 7.00% Senior Notes (the "2002 Senior Notes") due January 15, 2013; interest payable each January 15 and July 15 commencing on July 15, 2003.	$750,000	$—
$453,000,000 6.75% Senior Notes (the "1998 Senior Notes") due November 15, 2005; interest payable each May 15 and November 15 commencing May 15, 1999.	453,000	500,000
Unsecured $37,782,000 7% Convertible Subordinated Debentures ("Savoy Debentures") due July 1, 2003 convertible into USAi Common Stock at a conversion price of $33.22 per share, which were redeemed in full in 2002	—	37,782
Other long-term obligations maturing through 2022	34,123	43,269

Total gross long-term obligations	1,237,123	581,051
Total unamortized discount	(1,021)	(3,160)

Total long-term obligations	1,236,102	577,891
Less current maturities	(24,957)	(33,519)

Long-term obligations, net of current maturities	$1,211,145	$544,372

        On December 16, 2002 USA issued the 2002 Senior Notes which are guaranteed by USANi LLC. The USANi LLC guaranty will terminate whenever the 1998 Senior Notes, co-issued by USA and USANi LLC, cease to be outstanding or its obligations under the 1998 Senior Notes and the related indenture are discharged or defeased pursuant to the terms thereof.

        On February 12, 1998, USA and USANi LLC, as borrower, entered into a $1.6 billion credit facility. The credit facility was used to finance the acquisition on February 12, 1998 of USA Networks and the domestic television production and distribution businesses of Universal Studios from Universal and to refinance USA's then-existing $275.0 million revolving credit facility. The credit facility consisted of (1) a $600.0 million revolving credit facility with a $40.0 million sub-limit for letters of credit, (2) a $750.0 million Tranche A Term Loan and, (3) a $250.0 million Tranche B Term Loan. The Tranche A Term Loan and the Tranche B Term Loan were permanently repaid in 2001. In 2002, in connection with the VUE transaction, the revolving credit facility was also repaid and terminated and all guarantees were released. See Note 20 for further discussion of the VUE Transaction.

        The Savoy Debentures were retired during 2002, resulting in $2.0 million of expense related to the redemption.

        In 2002, $47.0 million of the 1998 Senior Notes were acquired, resulting in a $1.5 million gain.

        Aggregate contractual maturities of long-term obligations are as follows:

Years Ending December 31,	(In Thousands)
2003	$24,957
2004	1,066
2005	289
2006	453,215
2007	236
Thereafter	757,360

$1,237,123

NOTE 6—INCOME TAXES

        A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows:

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Income tax expense (benefit) at the federal statutory rate of 35%	$16,460	$(100,610)	$(107,833)
Amortization of goodwill and other intangibles	25,952	23,087	52,554
Foreign losses not consolidated into group	5,562	2,741	527
State income taxes, net of effect of federal tax benefit	1,761	(175)	3,771
Impact of minority interest	4,363	8,144	49,430
Domestic losses not consolidated into group	(22,288)	59,780	33,429
Reversal of Styleclick gain	(33,388)	—	—
Other, net	7,150	9,483	11,972

Income tax expense	$5,572	$2,450	$43,850

        The components of income tax expense are as follows:

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Current income tax expense (benefit):
Federal	$35,690	$(10,106)	$10,684
State	10,815	(2,007)	2,256
Foreign	5,980	2,310	9,553

Current income tax expense (benefit)	52,485	(9,803)	22,493
Deferred income tax (benefit) expense:
Federal	(36,801)	8,750	17,811
State	(10,112)	2,519	3,546
Foreign	—	984	—

Deferred income tax (benefit) expense	(46,913)	12,253	21,357

Total income tax expense	$5,572	$2,450	$43,850

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are presented below. The valuation allowance represents items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2002	2001
	(In Thousands)
Current deferred tax assets (liabilities):
Inventory costing	$6,867	$6,875
Provision for accrued expenses	26,614	13,827
Deferred revenue	7,807	(3,743)
Other	(26,300)	22,987

Total current deferred tax assets	14,988	39,946
Less valuation allowance	(12,981)	—

Net current deferred tax assets	$2,007	$39,946

Non-current deferred tax assets (liabilities):
Broadcast and cable fee contracts	$—	$1,693
Depreciation for tax in excess of financial statements	(17,721)	(6,248)
Amortization of intangibles	(203,982)	16,485
Investment in subsidiaries	30,908	27,165
Gain on sale of subsidiary stock	(46,415)	(46,415)
Gain on sale of Broadcasting	—	(168,586)
Net operating loss carryforward	187,356	97,785
VUE Limited Partnership	(2,123,525)	(157)
Warrant amortization	3,141	(10,835)
Other	15,982	(22,806)

Total non-current deferred tax liabilities	(2,154,256)	(111,919)
Less valuation allowance	(230,750)	(98,265)

Net non-current deferred tax liabilities	$(2,385,006)	$(210,184)

        The Company recognized income tax deductions related to the issuance of common stock pursuant to the exercise of stock options for which no compensation expense was recorded for accounting purposes. The related income tax benefits of $7.6 million, $38.4 million, and $27.0 million for the years ended December 31, 2002, 2001 and 2000, respectively, were recorded as increases to additional paid-in capital.

        At December 31, 2002 and 2001, the Company has net operating loss carryforwards ("NOL") for federal income tax purposes of $504.2 and $255.6 million, respectively, which are available to offset future federal taxable income, if any, through 2022. Such NOL's were acquired through acquisitions or are losses of consolidated subsidiaries in separate tax groups, which are subject to certain tax loss limitations. Accordingly, the Company has established a valuation allowance for these losses that are substantially limited. Amounts recognized, if any, of these tax benefits in future periods will be applied as a reduction of goodwill associated with the acquisition. The Company has Federal income tax returns under examination by the Internal Revenue Service. The Company has received proposed adjustments related to certain examinations. Management believes that the resolution of the proposed adjustments will not have a material adverse effect on the Company's consolidated financial statements.

NOTE 7—COMMITMENTS AND CONTINGENCIES

        The Company leases satellite transponders, computers, warehouse and office space, equipment and services used in connection with its operations under various operating leases and contracts, many of which contain escalation clauses.

        Future minimum payments under non-cancelable agreements are as follows:

Years Ending December 31,	(In Thousands)
2003	$90,470
2004	82,757
2005	55,115
2006	35,253
2007	31,377
Thereafter	136,792

Total	$431,764

        Expenses charged to operations under these agreements were $91.2 million, $87.0 million and $69.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        As of December 31, 2002, Hotels.com has non-cancelable commitments for hotel rooms totaling $5.2 million, which relate to the period January 2003 to January 2004.

NOTE 8—RESTRUCTURING CHARGES

        Restructuring related expenses were $74.4 million ($35.3 million impacting Adjusted EBITDA) in the year ended December 31, 2002, compared to $14.4 million ($8.2 million impacting Adjusted EBITDA) in the year ended December 31, 2001. The 2002 amounts relate to various initiatives across business segments, including $15.1 million for ECS related to rationalizing the business due to poor operating results, $14.8 million for HSN-International related to the shut-down of HSN-Espanol, the Company's Spanish language electronic retailing operation, due to high costs of carriage and disappointing sales per home due to the fragmented market, $13.1 million for PRC related principally to the shut-down of three call centers, a subsidiary operation, and employee terminations due principally to the decline in the teleservicing market that resulted in excess capacity and $31.4 million related to HSE-Italy due to large losses incurred in this market and uncertainty as to the ability to turn-around operations. Costs that relate to ongoing operations are not part of the restructuring charges and are not included in "Restructuring Charges" on the statement of operations. Furthermore, all inventory and accounts receivable adjustments that may result from the actions are classified as operating expenses in the statement of operations. The 2001 amounts relate to various initiatives across business segments, including $10.6 million for Styleclick related to the restructuring of its operations, including the closure of its website, FirstAuction.com, and costs related to closing its offices in Los Angeles due to the relocation of the business to Chicago, $2.9 million for PRC related to a reduction of workforce and capacity due principally to the decline in the teleservicing market that resulted in excess capacity and $0.9 million for Citysearch due to a change in the business model.

        For the year ended December 31, 2002 and 2001, the charges associated with the restructurings were as follows (in thousands):

	2002	2001
Continuing lease obligations	$13,266	$2,838
Asset impairments	7,718	5,345
Employee termination costs	5,049	4,911
Write-down of prepaid cable distribution fees	10,852	-
HSE-Italy	31,411	-
Other	6,090	1,320

	$74,386	$14,414

        Continuing lease obligations primarily relate to excess call center, warehouse and office space of PRC and ECS. Asset impairments relates primarily to leasehold improvements that are being abandoned. Prepaid cable distribution fees relate to non-refundable upfront amounts paid by HSN-Espanol for carriage, primarily in Mexico.

        As of December 31, 2002, the Company has a balance of $19.4 million accrued, as $46.6 million of the charge related to assets that had been written off and $10.8 million was paid during the year related to the restructuring reserve.

        As of December 31, 2001, the Company has a balance of $2.4 million accrued, as $6.2 million of the charge related to assets that had been written off and $5.8 million was paid during the year related to the restructuring reserve.

NOTE 9—SHAREHOLDERS' EQUITY

Description of Common Stock and Class B Convertible Common Stock

        With respect to matters that may be submitted to a vote or for the consent of USA's shareholders generally, including the election of directors, each holder of shares of USA common stock, USA Class B common stock and USA preferred stock will vote together as a single class. In connection with any such vote, each holder of USA common stock is entitled to one vote for each share of USA common stock held, each holder of USA Class B common stock is entitled to ten votes for each share of USA Class B common stock held and each holder of USA preferred stock is entitled to two votes for each share of USA preferred stock held. Notwithstanding the foregoing, the holders of shares of USA common stock, acting as a single class, are entitled to elect 25% of the total number of USA's directors, and, in the event that 25% of the total number of directors shall result in a fraction of a director, then the holders of shares of USA common stock, acting as a single class, are entitled to elect the next higher whole number of USA's directors. In addition, Delaware law requires that certain matters be approved by the holders of shares of USA common stock, holders of USA Class B common stock or holders of USA preferred stock voting as a separate class.

        Shares of USA Class B common stock are convertible into shares of USA common stock at the option of the holder thereof, at any time, on a share-for-share basis. Such conversion ratio will in all events be equitably preserved in the event of any recapitalization of USA by means of a stock dividend on, or a stock split or combination of, outstanding shares of USA common stock or USA Class B common stock, or in the event of any merger, consolidation or other reorganization of USA with another corporation. Upon the conversion of shares of USA Class B common stock into shares of USA common stock, those shares of USA Class B common stock will be retired and will not be subject to reissue. Shares of USA common stock are not convertible into shares of USA Class B common stock.

        Except as described herein, shares of USA common stock and USA Class B common stock are identical. The holders of shares of USA common stock and the holders of shares of USA Class B common stock are entitled to receive, share for share, such dividends as may be declared by USA's board of directors out of funds legally available therefor. In the event of a liquidation, dissolution, distribution of assets or winding-up of USA, the holders of shares of USA common stock and the holders of shares of USA Class B common stock are entitled to receive, share for share, all the assets of USA available for distribution to its stockholders, after the rights of the holders of the USA preferred stock have been satisfied.

        In the event that USA issues or proposes to issue any shares of USA common stock or Class B common stock (including shares issued upon exercise, conversion or exchange of options, warrants and convertible securities), Liberty will have preemptive rights that entitle it to purchase a number of USA common shares so that Liberty will maintain the identical ownership interest in USA that Liberty had immediately prior to such issuance or proposed issuance. Any purchase by Liberty will be allocated between USA common stock and Class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Liberty opts to acquire shares of USA common stock in lieu of shares of USA Class B common stock.

Description of Preferred Stock

        USA's board of directors has the authority to designate, by resolution, the powers, preferences, rights and qualifications, limitations and restrictions of the preferred stock without any further vote or action by the stockholders. Any shares of preferred stock so issued would have priority over shares of USA common stock and shares of USA Class B common stock with respect to dividend or liquidation rights or both.

        In connection with the acquisition of a controlling interest in Expedia, Inc., USA issued an aggregate of approximately 13.1 million shares of USA preferred stock, par value $0.01 per share, "Series A Cumulative Convertible Preferred Stock," each having a $50.00 face value and a term of 20 years, which is referred to in this document as USA preferred stock. Each share of USA preferred stock is convertible, at the option of the holder at any time, into that number of shares of USA common stock equal to the quotient obtained by dividing $50 by the conversion price per share of USA common stock. The conversion price is initially equal to $33.75 per share of USA common stock and is subject to downward adjustment if the price of USA common stock exceeds $35.10 at the time of conversion pursuant to a formula set forth in the certificate of designation for the USA preferred stock. Shares of USA preferred stock may be put to USA on the fifth, seventh, tenth and fifteenth anniversary of February 4, 2002 for cash or stock at USA's option. USA also has the right to redeem the shares of USA preferred stock for cash or stock commencing on the tenth anniversary of February 4, 2002. In the event of a voluntary or involuntary liquidation, dissolution or winding-up of USA, holders of USA preferred stock will be entitled to receive, in preference to any holder of USA common stock or USA Class B common stock, an amount per share equal to all accrued and unpaid dividends plus the greater of (a) face value, or (b) the liquidating distribution that would be received had such holder converted the USA preferred stock into USA common stock immediately prior to the liquidation, dissolution or winding-up of USA.

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

Stockholders' Agreement

        Mr. Diller, Chairman of the Board and Chief Executive Officer of the Company, through BDTV, INC., BDTV II, INC., BDTV III, INC., BDTV IV, INC., his own holdings and pursuant to the Stockholders Agreement with Universal, Liberty, the Company and Vivendi (the "Stockholders Agreement"), has the right to vote approximately 21.7% (83,964,385 shares) of USA's outstanding common stock, and 100% (64,629,996 shares) of USA's outstanding Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes per share with respect to matters on which Common and Class B shareholders vote as a single class. As a result, Mr. Diller controls 69.0% of the outstanding total voting power of the Company as of December 31, 2002. Mr. Diller, subject to the Stockholders Agreement, is effectively able to control the outcome of nearly all matters submitted to a vote of the Company's shareholders. Liberty HSN holds substantially all of the economic interest in, and Mr. Diller holds all of the voting power in, the shares of USAi stock held by the BDTV entities listed above.

Reserved Common Shares

        In connection with option plans, convertible debt securities, and other matters 186,115,807 shares of Common Stock were reserved as of December 31, 2002.

Stock-Based Warrants Issued for Services

        In connection with several exclusive affiliate distribution and marketing agreements, and at the completion of Hotels.com's initial public offering, Hotels.com issued warrants to third-party affiliated websites to purchase 1,428,365 shares of its class A common stock. These warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. At that time, Hotels.com recorded an asset of approximately $14.8 million based on the fair market value of the warrants to purchase class A common stock at the initial public offering price of $16.00 per share. The asset is being amortized ratably over the terms of the exclusive affiliation agreements, which range from two to five years. During the twelve months ended December 31, 2002, 2001 and 2000, the Company amortized $3.5 million, $4.3 million and $4.2 million of the warrant costs, respectively.

        In addition, upon completion of Hotels.com's initial public offering and in connection with an affiliation and marketing agreement, the company issued a performance warrant to acquire up to 2,447,955 shares of the Hotels.com's class A common stock to Travelocity, the vesting of which was to be subject to achieving certain performance targets. In March 2001, the company entered into an amendment to the affiliation agreement with Travelocity to extend the term of the agreement through July 31, 2005 and to broaden and expand the affiliation relationship. In connection with this amendment, the company also revised the terms of the performance warrant and waived the vesting requirements as to a portion of the warrant, which resulted in 1,468,773 shares underlying the performance warrant becoming immediately exercisable and the remaining 979,182 shares continuing to be subject to achieving certain performance targets. At the time of this amendment, the company recorded an asset of approximately $26.3 million based on the fair market value of the warrants that became exercisable at such time, of which $5.95 million and $4.96 million was amortized during the twelve-month periods ending December 31, 2002 and 2001, respectively. The asset is being amortized ratably over the remaining term of the affiliation agreement. Through December 31, 2002, 504,011 of the remaining shares underlying the performance warrant had vested and become exercisable, and the company has recorded an aggregate of $14.9 million of additional non-cash deferred distribution and marketing expense based upon the fair market value of such shares. The company will record during each quarterly period through the end of the term of the affiliate agreement in July 2005 an additional non-cash deferred distribution and marketing expense related to the portion of the performance warrant that vests during each such quarter. In order for the remaining 475,171 unvested shares underlying performance warrant to vest fully, Travelocity, among other things, must generate over $397 million in additional revenue through Hotels.com prior to the expiration of the agreement on July 31, 2005.

        In November 2000, the Company entered into an additional exclusive affiliate distribution and marketing agreement and, in connection with it, issued to the affiliate warrants to purchase 95,358 shares of its class A common stock at $31.46 per share, the market price of the class A common stock on the date such warrant was issued. These warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. At that time, the company recorded an asset of approximately $2.9 million based on the fair market value of the warrants, which is being amortized ratably over the four-year term of the exclusive affiliation agreement. During the twelve months ended December 31, 2002, 2001 and 2000, the company amortized $0.7 million, $0.7 million and $0.1 million of the warrant costs, respectively. In addition, the company agreed under the terms of the affiliation agreement to issue additional warrants to purchase up to 985,369 shares of class A common stock to the affiliate if the affiliate achieves certain performance targets. No warrants were required to be issued under this agreement during the years ended December 31, 2002, 2001 and 2000. If the targets remaining under the marketing and distribution agreement as of December 31, 2002 are met in full, Hotels.com will be required to issue warrants to acquire an aggregate of 317,861 shares of class A common stock at an exercise price calculated at the end of each performance measurement period.

        In March 2001, the company entered into another exclusive affiliate distribution and marketing agreement and agreed to issue warrants to purchase up to 2,122,726 shares of its class A common stock to the affiliate if the affiliate achieves certain performance targets. No warrants were required to be issued under this agreement during the year ended December 31, 2002 and 2001.

Stock Based Warrants Issued in Other Transactions

        On February 4, 2002 the Company completed its acquisition of a controlling interest in Expedia. In the merger, USA issued to former holders of Expedia warrants to acquire 14.6 million shares of USA common stock at an exercise price of $35.10. Each USA warrant gives the holder the right to acquire one share of USA common stock at an exercise price of $35.10 through February 4, 2009. The USA warrants trade on Nasdaq under the symbol "USAIW."

        On May 7, 2002, in conjunction with the VUE transaction, USA issued to Vivendi ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. In February 2003, Vivendi completed a transaction whereby it transferred its rights to 32.2 million of these warrants to a third party.

NOTE 9—STOCKHOLDERS' EQUITY (Continued)

Common Stock Exchangeable for Preferred Interest

        Vivendi's current ownership in USA is in the form of 43.2 million shares of USA common stock and 13.4 million shares of Class B common stock (for a total of 56.6 million USA shares), such number of shares are required to be held by Vivendi in connection with its obligations related to our ownership of the Class B preferred interest in VUE. The preferred is to be settled by Vivendi at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Vivendi may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election. If USA's share price exceeds $40.82 per share at the time of settlement, fewer than 56.6 million shares would be cancelled. The value of 56.6 million shares of $1.4 billion has been reclassified from Additional Paid in Capital to Common Stock Exchangeable for Preferred Interest, which account is presented on a separate line item outside of Shareholder's Equity. The value of the shares will not be adjusted, unless the value of USA common stock suffers a decline in value that is other than temporary over the twenty year holding period.

NOTE 10—LITIGATION

        In the ordinary course of business, the Company is a party to various lawsuits. In the opinion of management, the ultimate outcome of these lawsuits should not have a material impact on the liquidity, results of operations, or financial condition of the Company.

NOTE 11—BENEFIT PLANS

        The Company offers various plans pursuant to Section 401(k) of the Internal Revenue Code covering substantially all full-time employees who are not party to collective bargaining agreements. The Company generally matches a portion of the employee contribution. The expense recorded related to these contributions was not material for any years presented.

NOTE 12—STOCK OPTION PLANS

        USA currently has a total of 13 equity based compensation plans under which options and other equity awards are outstanding, including plans assumed in acquisitions. Nine of these plans, including those assumed, have no additional options or other equity awards available for future grant pursuant to these plans. The remaining four compensation plans cover outstanding options to acquire shares of USA common stock and provide for the future grant of options and other equity awards.

        The following information is with respect to the four plans under which future awards may be granted. Under the USA 2000 Stock and Annual Incentive Plan, the Company initially was authorized to grant options, restricted stock and other equity based awards for up to 20,000,000 shares of USA common stock to its employees, officers, directors and consultants. Under the 1997 Stock and Annual Incentive Plan, the Company initially was authorized to grant options, restricted stock and other equity based awards for up to 40,000,000 shares of USA common stock to its employees, officers, directors and consultants. Under the 1996 Stock Option Plan for Employees, at the time it was assumed by the Company in 1996, the Company was authorized to grant options for up to 4,364,000 shares of common stock to its employees and consultants, not including the options that were outstanding at the time of assumption. Finally, under the Silver King Communications, Inc. 1995 Stock Incentive Plan, the

Company initially was authorized to grant options, restricted stock and other equity awards for up to 6,000,000 shares of common stock to its employees, officers and consultants.

        Each of these plans (i) has a stated term of ten years, (ii) provides that options may not be granted with a term in excess of ten years from the date of grant and (iii) provides that the exercise price of options granted generally will not be less than the market price of the Company's common stock on the date of grant. The plans do not specify grant dates or vesting schedules as those determinations are delegated to the Compensation/Benefits Committee of the Board of Directors (the "Committee") and each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Option awards to date have generally vested in equal annual installments over a four-year period from the date of grant. A summary of changes in outstanding options under the stock option plans is as follows:

	December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price($)	Shares	Weighted Average Exercise Price($)	Shares	Weighted Average Exercise Price($)
	(Shares in Thousands)
Outstanding at beginning of period	84,426	$12.51	88,755	$11.12	75,955	$9.83
Granted or issued in connection with mergers	2,599	28.05	7,503	23.02	19,526	21.05
Exercised	(9,208)	15.70	(9,116)	8.88	(4,277)	7.92
Cancelled	(9,804)	21.99	(2,716)	20.47	(2,449)	19.93

Outstanding at end of period	68,013	11.29	84,426	12.51	88,755	11.12

Options exercisable	58,850	$9.37	63,023	$9.49	56,968	$7.68

Available for grant	16,609		10,379		33,628

        The weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $13.35, $12.26 and $16.96, respectively.

        The following table summarizes the information about options outstanding and exercisable as of December 31, 2002.

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life in Years
Range of Exercise Price	Outstanding at December 31, 2002		Weighted Average Exercise Price	Exercisable at December 31, 2002	Weighted Average Exercise Price
	(Share amounts in Thousands)
$2.50 to $5.00	18,077	2.8	$4.72	18,069	$4.72
$5.01 to $10.00	30,882	4.0	8.36	30,811	8.36
$10.01 to $15.00	1,867	5.5	12.28	1,848	12.28
$15.01 to $20.00	3,395	6.6	18.56	2,042	18.51
$20.01 to $25.00	9,477	7.7	22.87	4,069	22.75
$25.01 to $30.00	4,122	7.6	28.02	2,011	27.75
$30.01 to $32.27	193	9.2	31.68	—	—

	68,013	4.6	11.29	58,850	9.37

NOTE 13—STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Non-Cash Transactions for the Year ended December 31, 2002

        On February 4, 2002, USA completed the acquisition of a controlling interest in Expedia. USA issued an aggregate of 20.6 million shares of USA common stock, 13.1 million shares of $50 face value 1.99% cumulative convertible preferred stock of USA and warrants to acquire 14.6 million shares of USA common stock at an exercise price of $35.10.

        On April 12, 2002, Ticketmaster acquired all of the equity interests of Soulmates Technology Pty Ltd ("Soulmates"), a global online personals company that provides dating and matchmaking services in nearly 30 countries worldwide. In connection with the acquisition, Ticketmaster issued 817,790 shares of Ticketmaster Class B common stock valued at approximately $23.6 million.

        On May 1, 2002, USA acquired all of the equity interests of TVTS. In connection with the acquisition, USA issued 1.6 million shares of common stock valued at approximately $48.1 million.

        In connection with VUE Transaction on May 7, 2002, shares of USANi LLC held by Liberty Media Corporation ("Liberty") were exchanged for 7.1 million USA shares.

        On June 27, 2002, the Company and Liberty completed the exchange of Liberty's Home Shopping Network ("Holdco") shares, with the Company issuing an aggregate of 31.6 million shares of common stock and 1.6 million shares of Class B common stock.

        For the year ended December 31, 2002, the Company incurred non-cash restructuring charges of $46.6 million related to various initiatives across business segments.

        For the year ended December 31, 2002, the Company incurred non-cash distribution and marketing expense of $37.3 million and non-cash compensation expense of $15.9 million.

        In 2002 the Company recognized pre-tax losses of $123.6 million on equity losses in unconsolidated subsidiaries, resulting primarily from HOT Networks, which operates electronic retailing operations in Europe. In 2002, the Company also realized $22.2 million related to goodwill impairment, which was related to a contingent purchase price adjustment.

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

        In 2001 the Company recognized pre-tax losses of $30.7 million on equity losses in unconsolidated subsidiaries, resulting primarily from HOT Networks, which operates electronic retailing operations in Europe. In 2001 the Company realized pre-tax losses of $18.7 million related to the write-off of equity investments to fair value. The write-off in equity investments was based upon management's estimate of the current value of the investments, considering the current business environment, financing opportunities of the investees, anticipated business plans and other factors.

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

        On January 31, 2000, TMCS completed its acquisition of TM VISTA, by issuing approximately 757,959 shares of TMCS Class B Common Stock, for a total value of approximately $20.4 million.

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

        For the year ended December 31, 2000, the Company recorded a pre-tax gain of $104.6 million related to the merger of ISN and Styleclick and $3.7 million related to the initial public offering of common stock by Hotels.com.

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

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Cash paid during the period for:
Interest	$37,962	$39,285	$38,946
Income tax payments	26,428	12,770	16,663
Income tax refund	(967)	1,053	1,662

NOTE 14—RELATED PARTY TRANSACTIONS

        As of December 31, 2002, the Company was involved in several agreements with related parties as follows:

Continuing Operations

        During 2002, the Company provided $12.5 million in advertising to Microsoft, such advertising was obtained by USA from Universal Television pursuant to the VUE Transaction.

        The Company has a secured, non-recourse note receivable of $5.0 million from its Chairman and Chief Executive Officer. See Note 9.

        Under the USANi LLC Operating Agreement, USANi LLC was obligated to make a distribution to each of the LLC members in an amount equal to each member's share of USANi LLC's taxable income at a specified tax rate. The final distribution was made in 2002 in the amount of $154.1 million relating to 2001 and through May 2002, as USA now owns 100% of USANi LLC. In 2001, USANi LLC paid $17.4 million related to the year ended December 31, 2000, and in 2000, USANi LLC paid $68.1 million related to the year ended December 31, 1999, to Universal and Liberty.

Discontinued Operations

        As part of the Company's acquisition of USA Cable and Studios USA from Universal in February 1998 (the "Universal Transaction"), the Company entered into several agreements with Universal. The following agreements were terminated in relation to the VUE Transaction:

        Universal provided certain support services to the Company under a Transition Services agreement entered into in connection with the Universal Transaction. For these services, which include use of pre-production, production and post-production facilities, information technology services, physical distribution, contract administration, legal services and office space, Universal charged the Company $3.0 million, $7.1 million and $8.2 million for the period January 1 to May 7, 2002 and the years ended December 31, 2001 and 2000, respectively, of which $2.6 million, $5.7 million and $4.7 million was capitalized to production costs, respectively.

        Universal and the Company entered into an International Television Distribution Agreement under which the Company paid to Universal a distribution fee of 10% on all programming owned or controlled by the Company distributed outside of the United States. For the period January 1 to May 7, 2002 and the years ended December 31, 2001 and 2000, the fee totaled $5.8 million, $13.6 million and $14.0 million, respectively.

        In addition, the Company and Universal entered into a Domestic Television Distribution Agreement under which the Company distributed in the United States certain of Universal's television programming. For the period January 1 to May 7, 2002 and the years ended December 31, 2001 and 2000, Universal paid the Company $.5 million, $4.1 million and $1.5 million, respectively.

        Pursuant to the October Films/PFE Transaction, the Company entered into a series of agreements on behalf of its filmed entertainment division ("Films") with entities owned by Universal, to provide distribution services, video fulfillment and other interim and transitional services. These agreements are described below.

        Under a distribution agreement covering approximately fifty films owned by Universal, Films earned a distribution fee and remitted the balance of revenues to a Universal entity. For the period January 1 to May 7, 2002 and the years ended December 31, 2001 and 2000, Films earned distribution fees of approximately $.4 million, $5.7 million and $10.7 million, respectively, from the distribution of these films. Films was responsible for collecting the full amount of the sale and remitting the net amount after its fee to Universal, except for amounts applied against the Universal Advance (see Note 3).

        In addition, Films acquired home video distribution rights to a number of "specialty video" properties. Universal holds a profit participation in certain of these titles. No amounts were earned by Universal under this agreement to date.

        Films is party to a "Videogram Fulfillment Agreement" with a Universal entity pursuant to which such entity provides certain fulfillment services for the United States and Canadian home video markets. In the period January 1 to May 7, 2002 and the years ended December 31, 2001 and 2000, Films incurred fees to Universal of approximately $.7 million, $5.6 million and $3.5 million, respectively, for such services.

        Films had entered into other agreements with Universal pursuant to which Universal administers certain music publishing rights controlled by Films and had licensed to Universal certain foreign territorial distribution rights in specified films from which it received $5.8 million in revenue during the period ending December 31, 2000.

        In connection with the settlement of its interest in an international joint venture, the Company received $24.0 million from Universal during 2001.

NOTE 15—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
	(In Thousands, Except Per Share Data)
Year Ended December 31, 2002
Net revenues	$1,338,988	$1,192,496	$1,117,795	$971,945
Operating profit (loss)	58,771	5,763	(5,564)	27,783
Earnings (loss) from continuing operations before cumulative effect of accounting change(a)	148,117	(33,365)	(111,344)	3,970
Earnings (loss) before cumulative effect of accounting change(a)	148,117	(33,365)	2,273,840	25,900
Net earnings (loss) available to common shareholders(a)(e)	144,855	(36,631)	2,270,576	(437,456)
Earnings (loss) per Share—Continuing Operations available to common shareholders
Basic earnings (loss) per common share(d)	$0.32	$(0.08)	$(0.28)	$0.01
Diluted net earnings (loss) per common share(d)	$0.30	$(0.08)	$(0.28)	$(0.01)
Earnings (loss) per Share—Before Cumulative Effect of Accounting Change available to common shareholders
Basic earnings (loss) per common share(d)	$0.32	$(0.08)	$5.51	$0.06
Diluted net earnings (loss) per common share(d)	$0.30	$(0.08)	$5.50	$0.06
Net earnings (loss) per Share available to common shareholders
Basic net earnings (loss) per common share(d)	$0.32	$(0.08)	$5.51	$(1.11)
Diluted net earnings (loss) per common share(d)	$0.30	$(0.08)	$5.50	$(0.53)
Year Ended December 31, 2001
Net revenues	$948,506	$837,839	$861,853	$820,662
Operating loss	(35,276)	(79,930)	(47,689)	(53,528)
Loss from continuing operations	(46,440)	(62,876)	(33,860)	(43,623)
Earnings (loss) before cumulative effect of accounting change(b)	(56,948)	427,575	39,551	(17,383)
Net earnings (loss)(b)(c)(e)	(56,948)	427,575	39,551	(26,570)
Loss per Share—Continuing Operations
Basic and diluted loss per common share(d)	(0.12)	(0.17)	(0.09)	(0.12)
Earnings (loss) per Share—Before Cumulative Effect of Accounting Change
Basic earnings (loss) per common share(d)	(0.15)	1.14	0.11	(0.05)
Diluted earnings (loss) per common share(d)	(0.15)	1.14	0.11	(0.05)
Net earnings (loss) per Share
Basic earnings (loss) per common share(d)	(0.15)	1.14	0.11	(0.07)
Diluted earnings (loss) per common share(d)	(0.15)	1.14	0.11	(0.07)

(a)
During the second quarter of 2002, the Company recorded a gain of $2.4 billion on the contribution of the USA Entertainment Group to VUE. During the second quarter of 2002, the Company recorded a $22.2 million write-down of PRC's goodwill. During the third quarter of 2002, the Company wrote down its investment in HSE-Italy of $31.4 million. During the fourth quarter of 2002, the Company reversed a deferred tax liability of $37.4 million due to the determination that exposure to the tax obligation was no longer probable.

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

(e)
USA Entertainment is presented as a discontinued operation for all years presented. For the second and first quarters of 2002, the after tax results of USA Entertainment were $21.9 million and $6.9 million, respectively. For the fourth, third, second and first quarters of 2001, the after tax results of USA Entertainment were $(10.5) million, $22.4 million, $23.6 million and $17.1 million (net of cumulative effect of an accounting change of $9.2 million), respectively.

NOTE 16—INDUSTRY SEGMENTS

        The Company during 2002 operated principally in the following industry segments: Home Shopping-US (including HSN.com) ("HSN-US"); Ticketing (including Ticketmaster and ticketmaster.com); Hotels.com (Nasdaq: ROOM); Expedia (Nasdaq: EXPE); Interval; Precision Response; Match.com; Citysearch; USA Electronic Commerce Solutions LLC ("ECS")/Styleclick; and International TV shopping and other (which includes HSN-International and TVTS, which was acquired in May 2002). The USA Entertainment Group is presented as discontinued operations and accordingly are excluded from the schedules below except for Assets, which are included in Corporate & other in 2001 and 2000.

        Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as operating profit plus (1) depreciation and amortization, (2) amortization of cable distribution fees of $53.7 million, $44.0 million and $36.3 million in fiscal years 2002, 2001 and 2000, respectively (3) amortization of non-cash distribution and marketing expense and (4) non-recurring charges, including disengagement expenses (described in the Management's Discussion and Analysis) of $31.7 million and $4.1 million in 2002 and 2001, respectively and restructuring charges not impacting EBITDA. Adjusted EBITDA is presented here as a measurement tool and as a valuation methodology used by management in evaluating the business. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

        The following is a reconciliation of Operating Income to Adjusted EBITDA for 2002, 2001 and 2000. Furthermore, the Company has provided a reconciliation of Adjusted EBITDA to operating income by segment in Note 23.

	Twelve Months Ended December 31,
	2002(a)	2001	2000
Operating profit (loss)	$86,753	$(216,423)	$(349,746)
Amortization of cable distribution fees	53,680	43,975	36,322
Amortization of non-cash distribution and marketing	37,344	26,385	11,665
Amortization of non cash compensation expense	15,899	7,800	12,740
Depreciation	177,219	131,308	105,380
Amortization of intangibles	146,183	294,583	314,768
Goodwill impairment	22,247	—	145,594
Disengagement expenses	31,671	4,052	—
Restructuring charges not impacting EBITDA	39,129	6,248	—

Adjusted EBITDA	$610,125	$297,928	$276,723

	Years Ended December 31,
	2002(a)	2001	2000
	(In Thousands)
Revenues
HSN-U.S.(b)	$1,611,184	$1,658,905	$1,533,271
Ticketing	655,249	579,679	518,565
Match.com	125,239	49,250	29,122
Hotels.com	945,373	536,497	327,977
Expedia	553,702	—	—
Interval	38,730	—	—
Precision Response	295,239	298,678	212,471
Citysearch and related	30,768	46,107	50,889
USA Electronic Commerce Solutions LLC/Styleclick	39,199	34,229	46,603
International TV Shopping & Other(c)	337,128	272,568	245,714
Intersegment Elimination(f)	(10,587)	(7,053)	—

Total	$4,621,224	$3,468,860	$2,964,612

Operating Profit (Loss)
HSN-U.S.(b)(d)	$101,928	$105,762	$130,442
Ticketing	107,817	23,796	25,453
Match.com	22,703	(8,868)	(12,484)
Hotels.com	105,497	15,811	9,166
Expedia	88,270	—	—
Interval	(5,268)	—	—
Precision Response	(38,107)	(40,856)	(7,282)
Corporate & other	(46,690)	(37,973)	(52,593)
Citysearch and related	(106,046)	(163,939)	(207,004)
USA Electronic Commerce Solutions LLC/Styleclick	(61,486)	(73,142)	(240,085)
International TV Shopping & Other(c)	(81,865)	(37,014)	4,641

Total	$86,753	$(216,423)	$(349,746)

Adjusted EBITDA
HSN-U.S.(b)	$271,999	$232,175	$236,752
Ticketing	147,968	106,248	99,375
Match.com	36,057	16,512	6,241
Hotels.com	130,604	81,449	52,641
Expedia	162,826	—	—
Interval	4,012	—	—
Precision Response	27,919	26,046	35,165
Corporate & other	(45,893)	(34,518)	(37,608)
Citysearch and related	(43,641)	(44,423)	(66,356)
USA Electronic Commerce Solutions LLC/Styleclick	(50,631)	(58,361)	(60,227)
International TV Shopping & other	(31,095)	(27,200)	10,740

Total	$610,125	$297,928	$276,723

Assets
HSN-U.S.	$3,488,895	1,691,553	1,729,266
Ticketing	1,240,632	1,109,661	1,089,965
Match.com	93,393	83,032	73,293
Hotels.com	844,862	643,835	555,613
Expedia	948,744	—	—
Interval	717,430	—	—
Precision Response	441,363	850,485	795,531
Corporate & other	7,195,276	1,693,630	843,312
Citysearch and related	96,752	209,212	364,631
USA Electronic Commerce Solutions LLC/Styleclick	8,410	33,111	61,025
International TV Shopping & Other	587,356	212,549	133,654

Total	$15,663,113	$6,527,068	$5,646,290

Depreciation and amortization of intangibles and cable distribution fees(e)
HSN-U.S.	$138,049	$122,115	$106,059
Ticketing	38,783	80,897	73,922
Match.com	7,663	19,516	18,725
Hotels.com	5,486	48,662	39,215
Expedia	55,862	—	—
Interval	9,280	—	—
Precision Response	38,113	66,432	42,447
Corporate & other	7,030	7,133	5,536
Citysearch and related	53,916	106,700	130,207
USA Electronic Commerce Solutions LLC/Styleclick	4,738	8,810	34,260
International TV Shopping & Other	18,162	9,601	6,099

Total	$377,082	$469,866	$456,470

Capital expenditures
HSN-U.S.	$36,850	$42,615	$34,122
Ticketing	32,095	24,465	23,282
Match.com	5,525	3,268	2,485
Hotels.com	25,912	15,953	2,859
Expedia	20,592	—	—
Interval	2,364	—	—
Precision Response	13,938	25,775	43,505
Corporate & other	4,265	5,120	21,756
Citysearch and related	4,408	5,017	9,262
USA Electronic Commerce Solutions LLC/Styleclick	1,918	2,292	5,047
International TV Shopping & Other	17,688	6,031	18,105

Total	$165,555	$130,536	$160,423

(a)
Includes results of TVTG as of May 1, 2002 and Interval as of September 24, 2002, the dates of their acquisition.

(b)
Includes estimated revenue in 2001 and 2000 generated by homes lost by HSN following the sale of USA Broadcasting to Univision, which is estimated to be $137.4 million and $6.2 million, respectively. Adjusted EBITDA for 2001 and 2000 for these homes is estimated at $27.4 million and $0.9 million, respectively.

(c)
Includes impact of foreign exchange fluctuations, which reduced revenue by $34.4 million, $46.9 million and $36.3 million in 2002, 2001 and 2000, respectively, if the results are translated from Euros to U.S. dollars at a constant exchange rate, using 1999 as the base year.

(d)
Includes costs incurred related to the disengagement of HSN from USA Broadcasting stations of $31.7 million in 2002 and $4.1 million in 2001. Amounts primarily relate to payments to cable operators and related marketing expenses in the disengaged markets.

(e)
Excludes $6.2 million of restructuring expense related to fixed asset write-offs in 2001.

(f)
Precison Response provides call center services to other USA segments of $9.9 million in 2002 and $7.1 million in 2001. These amounts are eliminated in consolidation.

        The Company maintains operations in the United States, Germany, the United Kingdom, Canada and other international territories. Geographic Information about the United States and international territories for the years ended December 31, 2002, 2001, and 2000 are presented below.

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Revenue
United States	$4,012,849	$3,086,525	$2,649,457
All other countries	608,375	382,335	315,155

	$4,621,224	$3,468,860	$2,964,612

Long-lived assets
United States	$550,206	$530,952	$551,409
All other countries	48,498	26,915	16,658

	$598,704	$557,867	$568,067

NOTE 17—FINANCIAL INSTRUMENTS

        The additional disclosure below of the estimated fair value of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies when available. The Company's financial instruments include letters of credit and bank guarantees. These commitments are in place to facilitate the commercial operations of certain USA's subsidiaries.

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Cash and cash equivalents	$3,077,410	$3,077,410	$978,377	$978,377
Long-term investments	3,010,712	3,010,712	64,731	64,731
Long-term obligations	(1,236,102)	(1,280,611)	(577,891)	(583,991)
Letters of credit	—	38,947	—	15,743
Bank guarantees	—	30,142	—	—

NOTE 18—MARKETABLE SECURITIES AND INVESTMENTS HELD FOR SALE

        At December 31, 2002, marketable securities available-for-sale were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agencies	$231,918	$4,898	$—	$236,816
Non-US government securities and other fixed term obligations	602,444	723	(221)	602,946
Corporate debt securities	10,000	—	—	10,000

Total	$844,362	$5,621	$(221)	$849,762

        Income tax expense of $1,945 was recorded on these securities for the year ended December 31, 2002.

        The contractual maturities of debt securities classified as available-for-sale as of December 31, 2002 are as follows (in thousands):

	Amortized Cost	Estimated Fair Values
Due in one year or less	$553,725	$554,040
Due after one year through two years	163,579	165,670
Due after two through five years	112,405	115,150
Due over five years	14,653	14,902

Total	$844,362	$849,762

        At December 31, 2001, marketable securities available-for-sale were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agencies	$16,687	$192	$(57)	$16,822
Non-US government securities and other fixed term obligations	152,768	39	(160)	152,647
Corporate debt securities	1,970	25	—	1,995

Total	$171,425	$256	$(217)	$171,464

NOTE 19—EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

        At December 31, 2002, USA beneficially owns 5.44% of the partnership common equity of VUE, plus certain preferred interests. This common interest is accounted for using the equity method. Due to the significance of the results of VUE in relation to USA's results, summary financial information for VUE is presented below. The investment was acquired May 7, 2002. Note that the statement of operations data is recorded on a one-quarter lag due to the timing of receiving information from the partnership. For the year ended December 31, 2002, USA recorded an equity pick-up of $6.1 million.

        In a press release dated March 6, 2003, Vivendi Universal announced its 2002 unaudited consolidated financial results, presented on a French GAAP basis. The Vivendi Universal press release stated 'the continued deterioration of economic conditions and of the book value of our recently acquired core assets led to management's decision to record further goodwill and intangible asset impairment charges in 2002... resulting in a charge of 6.5 billion euros relating to VUE.'

        USA holds preferred and common interests in VUE. USA believes that the action taken by Vivendi Universal does not affect the value of USA's preferred interests in VUE, which are senior to the common interests in VUE, and the terminal value of which, pursuant to the VUE agreements, do not vary based on the value of VUE's businesses. USA also holds a 5.44% common interest, which is generally subject to a call right of Universal Studios beginning in 2007, and a put right of USA beginning in 2010, in both cases based generally on private market values at the time. USA has reviewed the carrying value of its common interest based upon information provided by VUE, including projections relating to future performance, and outside investment bankers, and believes that its carrying value is reasonable based on the present value of the range of such projections for 2007 and beyond. In its valuation, USA used private market EBITDA multiples since the VUE agreements provide that a call or put would be valued at private market valuations. While a private market value of VUE in today's environment would likely yield a value for USA's common interests below the current carrying value, as market valuations of media assets have declined since the close of the VUE transaction, USA continues to believe that the current carrying value of its common interests in VUE is attainable over the long-term. In consideration of these factors, in addition to the recency of its investment in VUE, USA does not believe there has been an other than temporary impairment in the value of its VUE common interests.

        USA accounts for its common interest in VUE under the equity method of accounting. As previously disclosed, because of delays in VUE's financial reporting, USA records its proportionate share of the results of VUE on a one-quarter lag. As a result, USA has recorded its proportionate share of VUE's results for the period May 7, 2002 to September 30, 2002, which results did not reflect a charge for impairment of assets. As of this time, USA has not received results from VUE for the quarter ended December 31, 2002, and is therefore unable to determine the impact of the French GAAP charge reported in Vivendi Universal's press release on the results of VUE since USA's ownership beginning May 7, 2002, or if further write-downs may be taken by VUE. However, based on its review of the value of its VUE common interests described above, USA believes that an impairment charge, if recorded by VUE, would not necessarily indicate an impairment in the value of the assets on a long-term basis, but that simply USA must apply equity accounting under US GAAP and record its proportionate share of the results of VUE as prepared by VUE management. USA will update its analysis when it receives the results of VUE for the quarter ended December 31, 2002, and will also continue to assess the carrying value of the VUE securities. To the extent that USA management subsequently determines that the declines in value of its interests are other than temporary, USA may take a write-down of its interest to fair value.

        Summarized balances of the partnership are as follows:

As of September 30, 2002 and for the Period May 7 to September 30, 2002
(In Thousands)
Current assets	$1,700,495
Non-current assets	23,349,749
Current liabilities	3,628,532
Non-current liabilities	1,149,093
Net sales	2,205,304
Gross profit	797,696
Net income	162,059

        At December 31, 2001, USA beneficially owned 46.7% of the outstanding common stock of Hot Networks AG, a German stock corporation, the subsidiaries of which operate electronic retailing operations in Europe. This investment was accounted for using the equity method until consolidation in the third quarter of 2002. Due to the significance of the results of Hot Networks, AG, in relation to USA's results, summary financial information for Hot Networks AG is presented below. As of December 31, 2002, USA owns 100% of the equity of Hot Networks and thus the balances are consolidated.

	As of and for the Years Ended December 31,
	2001	2000
	(In Thousands)
Current assets	$17,597	$6,943
Non-current assets	157,274	42,784
Current liabilities	46,085	37,531
Non-current liabilities	194,249	23,668
Net sales	8,215	6,242
Gross profit	277	1,301
Net loss	(51,453)	(20,254)

NOTE 20—DISCONTINUED OPERATIONS

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

Contribution of the USA Entertainment Group to VUE

        On May 7, 2002, USA completed its previously announced transaction with Vivendi to create a joint venture called VUE. VUE is controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi and its subsidiaries, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA (economic interests in a portion of his common interests have been assigned by Mr. Diller to three executive officers of USA).

        In connection with the VUE Transaction, USA and its subsidiaries received the following at the closing: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period, (ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Vivendi at its then accreted face value with a maximum of approximately 56.6 million USA common shares, provided that Vivendi may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests that were exchangeable into USA common shares, including USANi LLC interests obtained from Liberty in connection with a related transaction. In connection with the transaction, USA retired approximately 320.9 million USANi LLC shares previously owned by Vivendi, thereby reducing USA's fully diluted shares to approximately 472 million shares as of June 30, 2002.

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

        USA contributed to VUE USA Cable, which includes USA Network, SCI FI Channel, TRIO and Newsworld International; Studios USA, which produces and distributes television programming; USA Films, which produces and distributes films. Vivendi contributed the film, television and theme park businesses of its subsidiary, Universal Studios, Inc. In addition, USA issued to a subsidiary of Vivendi ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Barry Diller, USA's chairman and chief executive officer, received a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million (economic interests in a portion of his common interests have been assigned by Mr. Diller to three executive officers of USA), in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months. Mr. Diller served as chairman and chief executive officer of VUE from May 2002 until March 2003. The transaction has been accounted for as an asset sale.

        USA's contribution of businesses to VUE and the receipt of consideration by USA results in an after tax gain of $2.4 billion. The gain was determined as follows (in thousands):

Estimated fair value:
Class A preferred interest in VUE	$514,000
Class B preferred interest in VUE	1,428,530
Common interest in VUE	1,000,000
Cash	1,618,710
Estimated step-up in fair value of Home Shopping resulting from cancellation of LLC shares	1,213,876

Total book value of consideration	5,775,116
Entertainment net assets sold, net of minority interest	(498,046)
Transaction costs	(29,544)

Pre tax gain	5,247,526
Tax provided	(2,058,342)

Taxable gain before allocation to warrant value	3,189,184
Fair value of warrants	(810,873)

Gain on transaction	$2,378,311

Results of Discontinued Operations

        The USA Entertainment Group and USAB are presented as discontinued operations for all applicable periods presented. The revenues and net income, net of the effect of minority interest for the USA Entertainment Group and USAB for the applicable periods, were as follows:

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)
Net revenue	$593,450	$1,824,254	$1,651,277
Income before tax and minority interest	135,837	420,621	298,840
Tax expense	(24,719)	(106,427)	(47,754)
Minority interest	(82,315)	(252,447)	(226,671)

Net income	$28,803	$61,747	$24,415

        During the three months ended March 31, 2001, USA Entertainment Group recorded expense of $9.2 million related to the cumulative effect of adoption of SOP 00-2 "Accounting By Producers or Distributors of Films."

NOTE 21—EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted earnings per share.

	Years Ended December 31,
	2002	2001	2000
	(In Thousands, Except Per Share Data)
Earnings (loss) from continuing operations:
Numerator:
Earnings (loss) from continuing operations	$7,378	$(186,799)	$(172,398)
Preferred stock dividends	(11,759)	—	—

Net earnings (loss) available to common shareholders	(4,381)	(186,799)	(172,398)
Effect of dilutive securities	(5,296)	—	—

Net earnings (loss) available to common shareholders after assumed conversions	$(9,677)	$(186,799)	$(172,398)

Denominator:
Denominator for basic and diluted earnings per share—weighted average shares(a)	426,317	374,101	359,688
Earnings (loss) before cumulative effect of accounting change, net of tax:
Numerator:
Earnings (loss) before cumulative effect of accounting change	$2,414,492	$392,795	$(147,983)
Preferred stock dividends	(11,759)	—	—

Net earnings (loss) available to common shareholders	2,402,733	392,795	(147,983)
Effect of dilutive securities	(5,296)	—	—

Net earnings (loss) available to common shareholders after assumed conversions	$2,397,437	$392,795	$(147,983)

Denominator:
Denominator for basic and diluted earnings per share-weighted average shares(a)	426,317	374,101	359,688
Net earnings (loss):
Numerator:
Net Earnings (loss)	$1,953,103	$383,608	$(147,983)
Preferred stock dividends	(11,759)	—	—

Net income (loss) available to common shareholders	1,941,344	383,608	(147,983)
Effect of dilutive securities	(5,296)	—	—

Net income (loss) available to common shareholders after assumed conversions	$1,936,048	$383,608	$(147,983)

Denominator:
Denominator for basic and diluted earnings per share— weighted average shares(a)	426,317	374,101	359,688
Income (loss) per share:
Basic earnings per share from income (loss) from continuing operations	$(0.01)	$(0.50)	$(0.48)
Gain on contribution of USA Entertainment to VUE, net of taxes	$5.58	$—	$—
Gain on disposal of Broadcasting stations, net of taxes	$—	$1.38	$—
Discontinued operations, net of taxes	$0.07	$0.17	0.07

Basic earnings per share from income (loss) from continuing operations before cumulative effect of accounting change	$5.64	$1.05	$(0.41)
Cumulative effect of accounting change, net of taxes	$(1.08)	$(0.02)	$—

Basic earnings per share from net income (loss)	$4.55	$1.03	$(0.41)

Diluted earnings per share from income (loss) from continuing operations	$(0.02)	$(0.50)	$(0.48)
Gain on contribution of USA Entertainment to VUE, net of taxes	$5.58	$—	$—
Gain on disposal of Broadcasting stations, net of taxes	$—	$1.38	$—
Discontinued operations, net of taxes	$0.07	$0.17	$0.07

Diluted earnings per share from income (loss) from continuing operations before cumulative effect of accounting change	$5.62	$1.05	$(0.41)
Cumulative effect of accounting change, net of taxes	$(1.08)	$(0.02)	$—

Diluted earnings per share from net income (loss)	$4.54	$1.03	$(0.41)

(a)
Because the Company had a loss from continuing operations available to common shareholders, all potentially dilutive securities are not included in the denominator for computing dilutive earnings per share, since their impact on earnings per share from continuing operations would be anti-dilutive. In accordance with FASB No. 128, the same shares are used to compute all earnings per share amounts.

NOTE 22—NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        In December 2002, the Company issued $750.0 of 7.0% Senior Notes (see Footnote 5) The notes, by their terms, are fully and unconditionally guaranteed by USANi LLC (the "Guarantor"). USANi LLC is wholly owned by the Company.

        The following tables present condensed consolidating financial information for the years ended December 31, 2002, 2001, and 2000 for: (1) the Company on a stand-alone basis, (2) the Guarantor, USANi LLC, on a stand-alone basis, (3) the combined non-guarantor subsidiaries of the Company

(including the subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries")) and (4) the Company on a consolidated basis.

        As of and for the Year Ended December 31, 2002

	USA	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	USA Consolidated
Balance Sheet as of December 31 2002:
Current Assets	$18,798	$2,690,872	$1,912,552	$—	$4,622,222
Property and equipment, net	—	24,172	407,283	—	431,455
Goodwill and other intangible assets, net	1,617,613	—	5,638,299	—	7,255,912
Investment in subsidiaries	8,846,735	3,051,106	—	(11,897,841)	—
Other assets	219,823	2,823,728	312,408	(2,435)	3,353,524

Total assets	$10,702,969	$8,589,878	$8,270,542	$(11,900,276)	$15,663,113

Current liabilities	$186,949	$27,556	$1,327,602	$(651)	$1,541,456
Long-term debt, less current portion	—	1,201,979	9,166	—	1,211,145
Other liabilities	2,384,946	—	91,074	(2)	2,476,018
Intercompany liabilities	(1,106,838)	935,066	171,772	—	—
Common stock exchangeable for preferred interest	1,428,530	—	—	—	1,428,530
Minority interest	(122,081)	—	636,762	559,820	1,074,501
Interdivisional equity	—	—	6,941,456	(6,941,456)	—
Shareholders' equity	7,931,463	6,425,277	(907,290)	(5,517,987)	7,931,463

Total liabilities and shareholders' equity	$10,702,969	$8,589,878	$8,270,542	$(11,900,276)	$15,663,113

Statement of operations for the year ended December 31, 2002
Revenue	$—	$—	$4,621,224	$—	$4,621,224
Operating expenses	(4,827)	(51,048)	(4,478,596)	—	(4,534,471)
Interest expenses, net	10,763	42,591	16,443	—	69,797
Other income (expense), net	1,442	(125,848)	(107,317)	122,201	(109,522)
Provision for income taxes	—	—	(5,572)	—	(5,572)
Minority interest	—	—	(13,814)	(20,264)	(34,078)

(Loss) earnings from continuing operations	7,378	(134,305)	32,368	101,937	7,378
Gain on contribution of USA Entertainment to VUE, net of taxes	2,378,311	—	—	—	2,378,311
Discontinued operations, net of tax	28,803	33,237	29,044	(62,281)	28,803
Cumulative effect of accounting change, net of tax	(461,389)	—	(461,389)	461,389	(461,389)

Net income (loss)	1,953,103	(101,068)	(399,977)	501,045	1,953,103
Preferred dividend	(11,759)	—	—	—	(11,759)

Net earnings (loss) available to common	$1,941,344	$(101,068)	$(399,977)	$501,045	$1,941,344

Cash Flow for the year ended December 31, 2002
Cash flows provided by (used in) operations	$(36,630)	$(8,717)	$786,908	$—	$741,561
Cash flows provided by (used in) investing activities	13,082	1,404,070	(656,143)	47,000	808,009
Cash flows provided by (used in) financing activities	23,548	391,446	348,627	(47,000)	716,621
Net Cash used by Discontinued Operations	—	—	(178,288)	—	(178,288)
Effect of exchange rate	—	—	11,130	—	11,130
Cash at beginning of period	—	789,464	188,913	—	978,377

Cash at end of period	$—	$2,576,263	$501,147	$—	$3,077,410

        As of and for the Year Ended December 31, 2001

	USA	USANi LLC	Non-Guarantor Subsidiaries	Eliminations	USA Consolidated
	(In Thousands)
Balance Sheet as of December 31, 2001:
Current assets	$572,430	$796,233	$965,871	$—	$2,334,534
Property and equipment, net	—	24,755	374,232	—	398,987
Goodwill and other intangible assets, net	71,598	2,260	3,227,114	—	3,300,972
Investment in subsidiaries	3,525,102	7,301,359	—	(10,826,461)	—
Other assets	81,902	30,974	341,356	—	454,232
Net current assets of discontinued operations	—	—	38,343	—	38,343

Total assets	$4,251,032	$8,155,581	$4,946,916	$(10,826,461)	$6,527,068

Current liabilities	$225,583	$31,135	$735,223	$—	$991,941
Long-term debt, less current portion	—	498,515	45,857	—	544,372
Other liabilities	222,275	(311)	14,570	—	236,534
Intercompany liabilities	(142,327)	1,086,565	(944,238)	—	—
Minority interest	—	—	452,308	254,380	706,688
Interdivisional equity	—	—	3,840,046	(3,840,046)	—
Shareholders' equity	3,945,501	6,539,677	701,118	(7,240,795)	3,945,501
Net non current liabilities of discontinued operations	—	—	102,032	—	102,032

Total liabilities and shareholders' equity	$4,251,032	$8,155,581	$4,946,916	$(10,826,461)	$6,527,068

Statement of operations for the year ended December 31, 2001
Revenue	$—	$—	$3,468,860	$—	$3,468,860
Operating expenses	(10,725)	(34,154)	(3,640,404)	—	(3,685,283)
Interest expense, net	(21,757)	4,650	(2,078)	—	(19,185)
Other income (expense), net	(154,317)	299,621	(42,309)	(154,844)	(51,849)
Provision for income taxes	—	—	(2,450)	—	(2,450)
Minority interest	—	—	49,300	53,808	103,108
(Loss) income from continuing operations	(186,799)	270,117	(169,081)	(101,036)	(186,799)
Gain on disposal of Broadcasting Stations, net of tax	517,847	—	—	—	517,847
Discontinued operations, net of tax	61,747	67,752	61,747	(129,499)	61,747
Cumulative effect of accounting change from discontinued operations, net of tax	(9,187)	6,470	(9,187)	2,717	(9,187)

Net Earnings (loss)	$383,608	$344,339	$(116,521)	$(227,818)	$383,608

Cash flows for the year ended December 31, 2001
Cash flows provided by (used in) operations	$(36,116)	$(25,770)	$360,221	$—	$298,335
Cash flows provided by (used in) in investing activities	31,993	(7,774)	10,833	—	35,052
Cash flows provided by (used in) financing activities	4,123	745,346	(693,213)	—	56,256
Net Cash used by discontinued operations	—	—	348,174	—	348,174
Effect of exchange rate	—	(417)	(3,246)	—	(3,663)
Cash at the beginning of the period	—	78,079	166,144	—	244,223

Cash at the end of the period	$—	$789,464	$188,913	$—	$978,377

        As of and for the Year Ended December 31, 2000

	USA	USANi LLC	Non- Guarantor Subsidiaries	Eliminations	USA Consolidated
	(In Thousands)
Statement of operations for the year ended December 31, 2000
Revenue	$—	$—	$2,964,612	$—	$2,964,612
Operating expenses	(15,184)	(37,369)	(3,261,805)	—	(3,314,358)
Interest expenses, net	(26,195)	22,208	(3,379)	—	(7,366)
Other income, expense	(131,019)	247,699	(108,677)	41,014	49,017
Provision for income taxes	—	—	(43,850)	—	(43,850)
Minority interest	—	—	104,584	74,963	179,547

Earnings (loss) from continuing operations	(172,398)	232,538	(348,515)	115,977	(172,398)
Discontinued operations, net of tax	24,415	97,339	24,415	(121,754)	24,415

Net earnings (loss)	$(147,983)	$329,877	$(324,100)	$(5,777)	$(147,983)

Cash flows for the year ended December 31, 2000
Cash flows provided by (used in) operations	$(34,654)	$(12,013)	$133,988	$—	$87,321
Cash flows provided by (used in) investing activities	18,711	(63,754)	(362,973)	—	(408,016)
Cash flows provided by (used in) financing activities	15,943	(125,442)	167,662	—	58,163
Net Cash used by discontinued operations	—	—	86,266	—	86,266
Effect of exchange rate	—	—	(2,687)	—	(2,687)
Cash at the beginning of the period	—	279,288	143,888	—	423,176

Cash at the end of the period	$—	$78,079	$166,144	$—	$244,223

NOTE 23—RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles operating profit (loss) to Adjusted EBITDA for the Company's industry segments (in millions):

	2002
	Operating profit (loss)	Depreciation	Amortization of cable distribution fees	Amortization of non-cash items	HSN disengagement costs	Restructuring charges not impacting EBITA	Adjusted EBITA
HSN-US	$102	$53	$53	$32	$32	—	$272
Ticketing	108	29	—	11	—	—	148
Match.com	23	8	—	5	—	—	36
Hotels.com	105	3	—	23	—	—	131
Expedia	88	14	—	61	—	—	163
Interval	(5)	2	—	7	—	—	4
Precision Response	(38)	38	—	22	—	6	28
Corp & other	(47)	9	—	(8)	—	—	(46)
Citysearch and related	(106)	8	—	54	—	—	(44)
International TV shopping & other	(82)	10	1	8	—	32	(31)
USA Electronic Commerce Solutions LLC/Styleclick	(61)	3	—	6	—	1	(51)

TOTAL	$87	$177	$54	$221	$32	$39	$610

	2001
	Operating profit (loss)	Depreciation	Amortization of cable distribution fees	Amortization of non-cash items	HSN disengagement costs	Restructuring charges not impacting EBITA	Adjusted EBITA
HSN-US	$106	$49	$42	$31	$4	—	$232
Ticketing	24	23	—	59	—	—	106
Match.com	(9)	2	—	24	—	—	17
Hotels.com	16	1	—	64	—	—	81
Precision Response	(41)	31	—	36	—	—	26
Corp & other	(38)	5	—	(2)	—	—	(35)
Citysearch and related	(164)	7	—	113	—	—	(44)
International TV shopping & other	(37)	4	2	4	—	—	(27)
USA Electronic Commerce Solutions LLC/Styleclick	(73)	9	—	—	—	6	(58)

TOTAL	$(216)	$131	$44	$329	$4	$6	$298

	2000
	Operating profit (loss)	Depreciation	Amortization of cable distribution fees	Amortization of non-cash items	HSN disengagement costs	Restructuring charges not impacting EBITA	Adjusted EBITA
HSN-US	$130	$37	$36	$34	—	—	$237
Ticketing	25	21	—	53	—	—	99
Match.com	(12)	1	—	17	—	—	6
Hotels.com	9	1	—	43	—	—	53
Expedia	—	—	—	—	—	—	0
Interval	—	—	—	—	—	—	—
Precision Response	(7)	18	—	24	—	—	35
Corp & other	(53)	2	—	13	—	—	(38)
Citysearch and related	(207)	7	—	134	—	—	(66)
International TV shopping & other	5	6	—	—	—	—	11
USA Electronic Commerce Solutions LLC/Styleclick	(240)	13	—	167	—	—	(60)

TOTAL	$(350)	$106	$36	$485	$—	$—	$277

NOTE 24 —SUBSEQUENT EVENTS (unaudited)

Winding down operations of ECS and Styleclick

        In March 2003, ECS reached mutual agreement with its last remaining client regarding the termination of their relationship and as a result intends to wind down operations promptly following a transition period that is anticipated to continue until no later than June 2003. As previously disclosed by Styleclick, ECS has notified Styleclick of such termination and its intention to wind down operations.

        In March 2003, Styleclick deregistered from reporting requirements.

USA and Expedia Merger

        On March 19, 2003 USA Interactive and Expedia, Inc. announced that they have entered into an agreement by which USA, already the majority owner of Expedia, would acquire the Expedia shares it does not currently own in a stock-for-stock transaction that is generally tax-free to Expedia shareholders. The transaction is valued at $3.3 billion, based on the closing price of USA common stock on March 19, 2003. The transaction allows USA to further simplify its corporate structure. The Expedia Board of Directors approved the agreement following the unanimous recommendation and approval of an independent Special Committee of the Expedia Board.

        Under the agreement, Expedia shareholders would receive 1.93875 shares of USA common stock for each share of Expedia stock that they own, which represents approximately a 30% premium, based on the closing price of USA stock and Expedia stock on March 18, 2003. In the transaction, USA would issue to expedia public shareholders approximately 92.5 million basic shares and 124.9 million shares on a fully diluted, treasury method basis. In connection with the merger, Expedia warrants and options will be converted into warrants and options to acquire USA common stock.

Stock Repurchase Authorization

        On March 19, 2003, USA also announced that its Board of Directors has authorized the repurchase of up to 30 million shares of USA common stock. USA may purchase shares from time to time on the open market or through private transactions, depending on market conditions, share price and other factors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

PART III

        The information required by Part III (Items 10, 11, 12 and 13) has been incorporated herein by reference to USA's definitive Proxy Statement to be used in connection with the 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10. Directors and Executive Officers of the Registrant

        Information relating to directors and executive officers of USA is set forth in the section entitled "Item 1—Election of Directors and Management Information" in the 2003 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

        Information regarding compensation of officers and directors of USA is set forth in the section entitled "Executive Compensation" in the 2003 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding ownership of USA's common stock, Class B common stock and preferred stock is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the 2003 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationship and Related Party Transactions

        Information regarding certain relationship and related transactions with USA is set forth in the section entitled "Certain Relationships and Related Party Transactions" in the 2003 Proxy Statement and is incorporated herein by reference.

Item 14. Controls and Procedures

        The Company monitors and evaluates on an on-going basis its disclosure controls and internal controls in order to improve their overall effectiveness. In the course of this evaluation, the Company modifies and refines its internal processes as conditions warrant.

        Within the 90-day period prior to the filing date of this report, the Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, and subject to the prior paragraph, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

        Subsequent to the date of the most recent evaluation of the Company's internal controls, which was carried out by the Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  List of Documents filed as part of this Report

  (1)
  —Consolidated Financial Statements

      Report of Independent Auditors: Ernst & Young LLP.
      Consolidated Statement of Operations for the Years Ended December 31, 2002, 2001 and 2000.
      Consolidated Balance Sheets as of December 31, 2002 and 2001.
      Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000.
      Consolidated Statements of Cash Flows for Years Ended December 31, 2002, 2001 and 2000.
      Notes to Consolidated Financial Statements.

    (2)
    —Consolidated Financial Statement Schedule

Schedule Number
II	Valuation and Qualifying Accounts

        All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

    (3)
    —Exhibits

        The documents set forth below (numbered in accordance with Item 601 of Regulation S-K) are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description	Location
2.1	Agreement and Plan of Exchange and Merger, dated as of August 25, 1996, by and among Silver King Communications, Inc., HouseAcquisition Corp., Home Shopping Network, Inc. and Liberty HSN, Inc.	Appendix B to USA's Definitive Proxy Statement, dated November 20, 1996.
2.2	Agreement and Plan of Merger by and among Silver King Communications, Inc., Thames Acquisition Corporation and Savoy Pictures Entertainment, Inc., as amended and restated as of August 13,1996.	Appendix A to USA's Definitive Proxy Statement, dated November 20, 1996.
2.3	Agreement and Plan of Merger, dated as of October 9, 2002, among USA Interactive, T Merger Corp. and Ticketmaster.	Exhibit 2.1 to USA's Current Report on Form 8-K, filed October 10, 2002.

2.4
	Investment Agreement, dated as of October 19, 1997, among Universal Studios, Inc., HSN, Inc., Home Shopping Network, Inc. and Liberty Media Corporation, as amended and restated as of December 18, 1997.	Appendix A to USA's Definitive Proxy Statement, dated January 12, 1998.
2.5
	Amended and Restated Agreement and Plan of Reorganization, dated as of August 12, 1998, among Citysearch, Inc., Tiberius, Inc., USA Networks, Inc., Ticketmaster Group, Inc., Ticketmaster Corporation and Ticketmaster Multimedia Holdings, Inc.	Exhibit 10 to USA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
2.6	Agreement and Plan of Merger, dated as of March 20, 1998, by and among USA, Brick Acquisition Corp. and Ticketmaster Group, Inc.	Exhibit 10.61 to USA's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
2.7	Agreement and Plan of Merger, dated as of January 12, 2000, by and among Precision Response Corporation, USA and P Acquisition Corp.	Exhibit 1 to USA's Schedule 13D filed on January 19, 2000.
2.8
	Amended and Restated Agreement and Plan of Recapitalization and Merger, dated as of July 15, 2001, by and among USA Networks, Inc., Expedia, Inc., Taipei, Inc., Microsoft Corporation and Microsoft E-Holdings, Inc.	Annex A to USA's Registration Statement on Form S-4 (No. 333-68120).
2.9	Amended and Restated Transaction Agreement, dated as of December 16, 2001, among Vivendi Universal, S.A., Universal Studios, Inc., USA Networks, Inc., USANi LLC and Liberty Media Corporation.	Exhibit 2.1 to USA's Current Report on Form 8-K, filed May 17, 2002.
2.10	Agreement and Plan of Merger, dated as of March 18, 2003, by and among USA Interactive, Equinox Merger Corp. and Expedia, Inc.	Exhibit 2.1 to USA's Current Report on Form 8-K, filed March 19, 2003.
3.1	Restated Certificate of Incorporation of USA.	Exhibit 3.1 to USA's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
3.2	Amendment to Restated Certificate of Incorporation of USA.	Exhibit A the USA's Definitive Information Statement, filed on November 19, 2001.
3.3	Certificate of Ownership and Merger Merging Taiwan Travel, Inc. into USA Networks, Inc.	Exhibit 3.3 to USA's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

3.4	Amended and Restated ByLaws of USA.	Exhibit 99.1 to USA's Current Report on Form 8-K, filed on September 20, 2002.
4.1	Indenture, dated as of November 23, 1998, among USA, USANi LLC, the Guarantors party thereto, and The Chase Manhattan Bank, as Trustee.	Exhibit 4.1 to USA's Registration Statement on Form S-4 (No. 333-71305).
4.2	Form of 6 3/4% Senior Notes due 2005.	Exhibit B to Exhibit 4.1 to USA's Registration Statement on Form S-4 (No. 333-71305).
4.3	Certificate of Designations of Series A Cumulative Convertible Preferred Stock of USA.	Exhibit 4.3 to USA's Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.6	Equity Warrant Agreement, dated as of February 4, 2002, between USA and The Bank of New York, as equity warrant agent.	Exhibit 4.8 to USA's Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.7	Equity Warrant Agreement, dated as of May 7, 2002, between USA and The Bank of New York, as equity warrant agent.	Exhibit 4.1 to USA's Current Report on Form 8-K, filed May 17, 2002.
10.1*	Equity and Bonus Compensation Agreement, dated as of August 24, 1995, between Barry Diller and the Registrant.	Exhibit 10.26 to USA's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2*	1986 Stock Option Plan for Employees, dated as of August 1, 1986.	Exhibit 10.33 to Home Shopping's Registration Statement on Form S-1 (No. 33-8560).
10.3*	First, Second, Third and Fourth Amendments to the 1986 Stock Option Plan for Employees.	Exhibit 10.31 to Home Shopping's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.4*	Home Shopping Network, Inc. 1996 Stock Option Plan for Employees.	Exhibit A to the Home Shopping Definitive Proxy Statement, dated March 28, 1996.
10.5*	Silver King Communications, Inc. 1995 Stock Incentive Plan.	Appendix G to USA's Definitive Proxy Statement, dated November 20, 1996.
10.6*	Silver King Communications, Inc. Directors' Stock Option Plan.	Appendix H to USA's Definitive Proxy Statement, dated November 20, 1996.
10.7*	HSN, Inc. 1997 Stock and Annual Incentive Plan.	Exhibit F to USA's Definitive Proxy Statement, dated January 12, 1998.
10.8*	USA Networks, Inc. 2000 Stock and Annual Incentive Plan.	Exhibit 10.1 to USA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.9*	USA Networks, Inc. Deferred Compensation Plan For Non-Employee Directors.	Exhibit 10.2 to USA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.10†*	Ticketmaster 1996 Stock Plan, as amended and restated.
10.11†*	Ticketmaster 1999 Stock Plan, as amended.
10.12†*	Ticketmaster Online-Citysearch, Inc. 1998 Stock Plan.
10.13†*	Citysearch, Inc. 1996 Stock Option Plan.
10.14†*	Ticketweb Inc. 2000 Stock Plan
10.15	Shareholders Agreement, dated December 12, 1996, relating to Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co. Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.35 to USA's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.16	Services and Trademark License Agreement, dated as of December 12, 1996, between Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.36 to USA's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.17	Warrant Agreement, dated as of April 20, 1994, between Savoy and GKH Partners, L.P.	Exhibit 10.2 to Savoy's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
10.18	Form of Spinoff Agreement between Liberty Media Corporation and Universal Studios, Inc. dated as of October 19, 1997.	Appendix D to USA's Definitive Proxy Statement, dated January 12, 1998.
10.19	Amended and Restated Governance Agreement, among USA, Vivendi Universal, S.A., Universal Studios, Inc., Liberty Media Corporation and Barry Diller, dated as of December 16, 2001.	Appendix C to USA's Definitive Proxy Statement, dated March 25, 2002.
10.20	Amended and Restated Stockholders Agreement among Universal Studios, Inc., Liberty Media Corporation, Barry Diller and Vivendi Universal, S.A., dated as of December 16, 2001.	Appendix D to USA's Definitive Proxy Statement, dated March 25, 2002.
10.21*	Employment Agreement between Dara Khosrowshahi and USA, dated September 21, 2000.	Exhibit 10.1 to USA's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.22*	Employment Agreement between Julius Genachowski and USA, dated August 9, 2000.	Exhibit 10.43 to USA's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.23*	Extension of and Amendment to Employment Agreement between Julius Genachowski and USA, dated as of September 30, 2002.	Exhibit 10.1 to USA's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

10.24*	Employment Agreement between Daniel Marriott and USA, dated as of March 1, 2002.	Exhibit 10.1 to USA's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.
10.25†*	Employment Agreement between Anne Busquet and USA, dated as of January 13, 2003.
10.26†*	Employment Agreement between John Pleasants and USA, dated as of January 17, 2003.
10.27†*	Employment Agreement between Thomas McInerney and USA, dated as of January 17, 2003.
10.28
	Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Corp. II, USA Networks, Inc., USANi Sub LLC, New-U Studios Holdings, Inc. and Barry Diller.	Exhibit 99.1 to USA's Current Report on Form 8-K, filed May 17, 2002.
10.29†
Amendment No.1, dated November 25, 2002, to the Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Corp. USA Networks, Inc., USANi Sub LLC and New-U Studios Holdings, II, Inc.
21.1†	Subsidiaries of USA.
23.1†	Consent of Ernst & Young LLP.
99.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act.
99.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act.

*
Reflects management contracts and compensatory plans.

†
Filed herewith.

  (b)
  Reports on Form 8-K filed during the quarter ended December 31, 2002:

        On October 10, 2002, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, announcing that it had agreed to acquire the outstanding shares of Ticketmaster common stock that it did not already own.

        On October 10, 2002, USA filed a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, announcing that it would release its results for the quarter ended September 30, 2002 and its Preliminary 2003 Budget on October 24, 2002.

        On October 24, 2002, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, attaching a press release announcing its results for the quarter ended September 30, 2002 and forward-looking financial information.

        On October 25, 2002, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, providing supplemental information.

        On December 6, 2002, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure.

        On December 9, 2002, USA furnished a report on Form 8-K reporting under Item 9, Regulation FD Disclosure, attaching investor presentation materials.

        On December 12, 2002, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, attaching a press release announcing that it had agreed to sell $750 million aggregate principal amount of 7% senior notes due 2013 in a private placement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2003
USA Interactive
	By:	/s/ BARRY DILLER Barry Diller

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.

Signature	Title

/s/ BARRY DILLER Barry Diller	Chairman of the Board, Chief Executive Officer and Director
/s/ VICTOR A. KAUFMAN Victor A. Kaufman	Director and Vice Chairman
/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ WILLIAM J. SEVERANCE William J. Severance	Vice President and Controller (Chief Accounting Officer)
/s/ RICHARD BARTON Richard Barton	Director
/s/ ROBERT R. BENNETT Robert R. Bennett	Director
/s/ EDGAR BRONFMAN, JR. Edgar Bronfman, Jr.	Director

/s/ ANNE M. BUSQUET Anne M. Busquet	Director
/s/ JEAN-RENÉ FOURTOU Jean-René Fourtou	Director
/s/ DONALD R. KEOUGH Donald R. Keough	Director
/s/ MARIE-JOSEÉ KRAVIS Marie-Joseé Kravis	Director
/s/ JOHN C. MALONE John C. Malone	Director
/s/ H. NORMAN SCHWARZKOPF H. Norman Schwarzkopf	Director
/s/ ALAN SPOON Alan Spoon	Director
/s/ DIANE VON FURSTENBERG Diane Von Furstenberg	Director

        I, Barry Diller, Chairman and Chief Executive Officer of USA Interactive, certify that:

1.
I have reviewed this annual report on Form 10-K of USA Interactive;

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                      /s/  BARRY DILLER

                      Barry Diller
                      Chairman and Chief Executive Officer

        I, Dara Khosrowshahi, Executive Vice President and Chief Financial Officer of USA Interactive, certify that:

1.
I have reviewed this annual report on Form 10-K of USA Interactive;

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                      /s/  DARA KHOSROWSHAHI

                      Dara Khosrowshahi
                      Executive Vice President and
                      Chief Financial Officer

Schedule II

USA INTERACTIVE AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charges To Earnings	Charges To Other Accounts(2)	Deductions- Describe(1)	Balance At End of Period
Allowance for doubtful accounts:
Year ended December 31, 2002	$16,252	$27,371	$9,677	$(24,014)	$29,286
Year ended December 31, 2001	$11,734	$18,963	$640	$(15,085)	$16,252
Year ended December 31, 2000	$4,970	$12,738	$2,957	$(8,931)	$11,734

(1)
Write-off fully reserved accounts receivable.

(2)
Amounts relate primarily to the acquisition of Interval, TVTS and Expedia in 2002 and Precision Corporation and merger with Styleclick.com in 2000.

QuickLinks

Documents Incorporated By Reference
INDEX
PART I
GENERAL
DESCRIPTION OF BUSINESSES
REGULATION
TRADEMARKS, TRADENAMES, COPYRIGHTS, PATENTS, DOMAIN NAMES, AND OTHER INTELLECTUAL PROPERTY RIGHTS
COMPETITION
EMPLOYEES
PART II
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ASSETS
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
USA INTERACTIVE AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
USA INTERACTIVE AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS