Form 10-Q
period 2003-03-31
USA INTERACTIVE
filed 2003-05-15
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 15, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒          No ☐

        As of May 1, 2003, the following shares of the Registrant's common stock were outstanding:

Common Stock, including 523,369 shares of restricted stock	451,099,491
Class B Common Stock	64,629,996

Total outstanding Common Stock	515,729,487

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of May 1, 2003 was $11,622,322,749. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Product sales	$530,216	$462,442
Service revenue	861,850	509,503

Net revenue	1,392,066	971,945
Cost of sales-product sales	319,174	301,742
Cost of sales-service revenue	474,432	316,037

Gross profit	598,460	354,166
Selling and marketing	203,043	163,062
General and administrative	170,313	80,228
Amortization of cable distribution fees	13,952	13,000
Amortization of non-cash distribution and marketing expense	10,489	6,964
Amortization of non-cash compensation expense	10,369	3,808
Depreciation	42,553	38,220
Amortization of intangibles	52,156	21,101
Exchange offer costs	2,096	—

Operating profit	93,489	27,783
Other income (expense):
Interest income	39,774	6,765
Interest expense	(24,398)	(11,433)
Equity in losses of VUE	(243,276)	—
Equity in losses in unconsolidated subsidiaries and other expenses	(1,878)	(12,132)

Total other expense, net	(229,778)	(16,800)

Earnings (loss) from continuing operations before income taxes and minority interest	(136,289)	10,983
Income tax benefit (expense)	54,877	(15,950)
Minority interest	(25,384)	8,937

Earnings (loss) from continuing operations before cumulative effect of accounting change	(106,796)	3,970
Discontinued operations, net of tax	—	21,930

Earnings (loss) before cumulative effect of accounting change	(106,796)	25,900
Cumulative effect of accounting change, net of tax	—	(461,389)

Loss before preferred dividends	(106,796)	(435,489)
Preferred dividend	(3,264)	(1,967)

Net loss available to common shareholders	$(110,060)	$(437,456)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,593,280	$3,077,410
Restricted cash equivalents	43,087	40,696
Marketable securities	1,229,303	849,762
Accounts and notes receivable, net of allowance of $30,510 and $29,286, respectively	383,014	310,811
Inventories, net	192,169	197,584
Deferred tax assets	11,178	2,007
Other current assets, net	173,065	143,952

Total current assets	4,625,096	4,622,222
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment	556,642	552,484
Buildings and leasehold improvements	144,429	141,267
Furniture and other equipment	143,307	138,412
Land	15,880	15,802
Projects in progress	24,825	20,891

	885,083	868,856
Less accumulated depreciation and amortization	(454,702)	(437,401)

Total property, plant and equipment	430,381	431,455
OTHER ASSETS
Goodwill	6,498,148	5,997,842
Intangible assets, net	1,571,809	1,258,070
Cable distribution fees, net	158,417	167,249
Long-term investments	1,347,762	1,582,182
Preferred interest exchangeable for common stock	1,428,530	1,428,530
Note receivables and advances, net of current portion ($8,497 and $13,365, respectively, from related parties)	13,566	19,090
Deferred charges and other, net	146,334	156,473

Total other assets	11,164,566	10,609,436

TOTAL ASSETS	$16,220,043	$15,663,113

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
	(In Thousands, except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$16,875	$24,957
Accounts payable, trade	389,283	329,467
Accounts payable, client accounts	207,328	131,348
Cable distribution fees payable	36,797	39,107
Deferred revenue	423,346	264,902
Income tax payable	121,430	177,094
Other accrued liabilities	617,358	574,581

Total current liabilities	1,812,417	1,541,456
Long-Term Obligations, net of current maturities	1,189,155	1,211,145
Other Long-Term Liabilities	108,438	91,012
Deferred Income Taxes	2,335,528	2,385,006
Minority Interest	610,350	1,074,501
Common Stock Exchangeable For Preferred Interest	1,428,530	1,428,530
Shareholders' Equity
Preferred stock-$.01 par value; authorized 100,000,000 shares; issued and outstanding 13,118,182	131	131
Common stock-$.01 par value; authorized 1,600,000,000 shares; issued 439,742,534 and 392,334,359 shares respectively, and outstanding 433,095,522 and 385,698,610 shares, respectively, including 539,169 and 441,169 of restricted stock, respectively	4,325	3,852
Class B convertible common stock — $.01 par value; authorized 400,000,000 shares; issued and outstanding 64,629,996	646	646
Additional paid-in capital	6,848,804	5,941,141
Retained earnings	2,012,551	2,122,611
Accumulated other comprehensive income	22,067	15,697
Treasury stock-6,647,012 and 6,635,749 shares, respectively	(147,901)	(147,617)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	8,735,625	7,931,463

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,220,043	$15,663,113

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

												Note Receivable From Key Executive for Common Stock Issuance
						Class B Convertible Common Stock				Accum. Other Comp. Income (Loss)
		Preferred Stock		Common Stock					Retained Earnings (Accum. Deficit)
								Addit. Paid-in Capital			Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
	(In Thousands)
Balance as of December 31, 2002	$7,931,463	$131	13,118	$3,852	385,699	$646	64,630	$5,941,141	$2,122,611	$15,697	$(147,617)	$(4,998)
Comprehensive income:
Net income for the three months ended March 31, 2003	(106,796)	—	—	—	—	—	—	—	(106,796)	—	—	—
Increase in unrealized gains in available for sale securities	3,447	—	—	—	—	—	—	—	—	3,447	—	—
Foreign currency translation	2,923	—	—	—	—	—	—	—	—	2,923	—	—

Comprehensive income	(100,426)

Issuance of securities in connection with the Ticketmaster merger	875,587	—	—	455	45,471	—	—	875,132	—	—	—	—
Issuance of common stock upon exercise of stock option and restricted stock	27,571	—	—	18	1,937	—	—	27,553	—	—	—	—
Income tax benefit related to stock options exercised	4,978	—	—	—	—	—	—	4,978	—	—	—	—
Dividend on preferred stock	(3,264)	—	—	—	—	—	—	—	(3,264)	—	—	—
Purchase of treasury stock	(284)	—	—	—	(11)	—	—	—	—	—	(284)	—

Balance as of March 31, 2003	$8,735,625	$131	13,118	$4,325	433,096	$646	64,630	$6,848,804	$2,012,551	$22,067	$(147,901)	$(4,998)

        Accumulated other comprehensive income is comprised of unrealized gains on available for sale securities of $6,902 and $3,455 at March 31, 2003 and December 31, 2002, respectively and foreign currency translation adjustments of $15,165 and $12,242 at March 31, 2003 and December 31, 2002, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In Thousands)
Cash flows from operating activities:
Income (loss) from continuing operations before cumulative effect of accounting change	$(106,796)	$3,970
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	94,709	59,321
Amortization of non-cash distribution and marketing	10,489	6,964
Amortization of non-cash compensation expense	10,369	3,808
Amortization of cable distribution fees	13,952	13,000
Amortization of deferred financing costs	388	343
Deferred income taxes	(52,905)	9,133
Equity in losses of unconsolidated affiliates	243,419	13,473
Non-cash interest income	(8,673)	(235)
Minority interest	25,384	(8,937)
Increase in cable distribution fees	(9,367)	(12,884)
Changes in current assets and liabilities:
Accounts receivable	(67,760)	30,780
Inventories	21,089	7,619
Accounts payable	133,909	(11,782)
Accrued liabilities and deferred revenue	185,774	(95,039)
Other, net	(26,968)	(5,948)

Net Cash Provided By Operating Activities	467,013	13,586
Cash flows from investing activities:
Acquisitions and deal costs, net of cash acquired	(366,887)	242,306
Capital expenditures	(33,744)	(28,031)
Recoupment of advance to Universal	—	19,735
Increase in long-term investments and notes receivable	(93)	(603)
Purchase of marketable securities, net of redemptions	(379,735)	(55,154)
Proceeds from sale of broadcast stations	—	589,625
Other, net	2,116	(10,119)

Net Cash Provided By (Used in) Investing Activities	(778,343)	757,759
Cash flows from financing activities:
Borrowings	—	2,829
Principal payments on long-term obligations	(10,087)	(1,854)
Purchase of treasury stock by USA and subsidiaries	(98,776)	(2,895)
Payment of mandatory tax distribution to LLC partners	—	(153,479)
Repurchase of 1998 Senior Notes	(23,255)	—
Proceeds from sale of subsidiary stock	—	33,566
Proceeds from subsidiary stock option exercises	14,032	—
Proceeds from issuance of common stock and LLC shares	26,893	100,339
Dividend	(3,264)	(1,967)
Other, net	(7,693)	1,724

Net Cash Used In Financing Activities	(102,150)	(21,737)
Net Cash Used In Discontinued Operations	(72,461)	(18,451)
Effect of exchange rate changes on cash and cash equivalents	1,811	34

Net (Decrease) Increase In Cash and Cash Equivalents	(484,130)	731,191
Cash and cash equivalents at beginning of period	3,077,410	978,377

Cash And Cash Equivalents at End of Period	$2,593,280	$1,709,568

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

Electronic Retailing

        Home Shopping Network-U.S.("HSN-U.S.") consists primarily of the HSN television network, HSN.com, and the America's Store television network. HSN sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs. HSN operates two retail sales programs in the United States, each 24 hours a day, seven days a week: HSN and America's Store. HSN.com serves as an alternative store front that allows consumers to shop for merchandise from HSN's inventory, rather than just viewing the current product offering on HSN's television programming. HSN.com also offers additional inventory that is not available on HSN's television programming. HSN-International consists primarily of Home Shopping Europe, AG ("HSE-Germany") and EUVÍA Media AG & Co. KG ("EUVÍA"). HSE-Germany operates a German-language home shopping business that is broadcast 24 hours a day to households in Germany, Austria and Switzerland. EUVÍA operates two businesses, "Neun Live," a game-show oriented television channel, and a travel-oriented shopping television channel under the brand name "Sonnenklar." HSN also includes USA's minority interests in home shopping businesses in Italy, China and Japan.

Information and Services

        Ticketing consists primarily of Ticketmaster, ticketmaster.com and ReserveAmerica. Ticketmaster and ticketmaster.com provide automated ticketing services via the Internet, telephone and retail outlets and serve many of the foremost venues, entertainment facilities, promoters and professional sports franchises in the U.S.A. and in the U.K., Australia, Norway, Denmark, the Netherlands, Canada, Mexico and Ireland. ReserveAmerica is a leading provider of outdoor recreation reservation services and software to United States federal and state agencies for camping activities, recreation ticketing and other access privileges to public land attractions. Personals consists primarily of Match.com, a leading subscription-based online matchmaking and dating service. Match.com and its network served approximately 767,000 subscribers as of March 31, 2003, and offer single adults a convenient and private environment for meeting other singles through its own websites, as well as through its affiliate network which includes the AOL and MSN internet portals. Local Services currently consist of Citysearch, Entertainment Publications and Evite.com. Citysearch is a network of online local city guide sites that offer up-to-date local content for major cities in the United States and abroad. It also features a leading directory of local businesses in the United States and provides millions of listings, including local events, organizations and businesses. Among other lines of business, Entertainment Publications sells annual memberships for the well-known Entertainment® Book, which provides discounts offers on dining, hotels, shopping and leisure activities. Entertainment Publications serves many major markets and does business with tens of thousands of local merchants, as well as national retailers. In addition to providing a free online invitation service, Evite.com offers reminder services, polling, electronic payment collection, photo sharing and maps. Precision Response Corporation ("PRC" or "Precision Response") provides outsourced consumer care services, managing customer relationships for both large corporations and internet-focused companies for over 20 years. PRC offers an integration of teleservices, e-commerce customer care services, information, technology and fulfillment services as part of a one-stop solution. PRC has developed proprietary Customer Relationship Management (CRM) technology for consumer care. USA Electronic Commerce Solutions LLC ("ECS") and Styleclick have worked together to provide end-to-end e-commerce solutions to service ECS' third-party clients, including online store design, development, merchandising and marketing. During 2003 and 2002, ECS accounted for substantially all of Styleclick's revenue.

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

Recent Developments

        On January 17, 2003, the Company completed its acquisition of the outstanding shares of Ticketmaster that it did not already own. The acquisition was accomplished by the merger of a wholly owned subsidiary of USA with Ticketmaster, with Ticketmaster surviving as a wholly owned subsidiary of USA. In the merger, each outstanding share of Ticketmaster Class A common stock and Ticketmaster Class B common stock (other than shares held by USA, Ticketmaster and their subsidiaries) was converted into the right to receive 0.935 of a share of USA common stock. USA issued an aggregate of approximately 45.5 million shares of USA common stock, and assumed approximately 8.9 million stock options and 4.2 million warrants in the merger. Shares of Ticketmaster Class B common stock, which prior to the merger traded on the Nasdaq National Market under the symbol "TMCS," ceased trading as of the close of the market on January 17, 2003. See Note 3 for further discussion.

        On March 19, 2003, USA announced it would acquire the Expedia shares it does not currently own. In addition, on April 9, 2003, USA announced it would acquire the Hotels.com shares it does not currently own. See Note 3 for further discussion.

        On May 5, 2003, USA announced it would acquire LendingTree, Inc. See Note 9 for further discussion.

        On March 25, 2003, USA completed its acquisition of Entertainment Publications, originator of the popular Entertainment® book. USA purchased Entertainment Publications from a group of investors led by The Carlyle Group, the global private equity firm.

Discontinued Operations

        Through May 7, 2002, the Company's results included the USA Entertainment Group, consisting of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. The USA Entertainment Group was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002 (the "VUE Transaction"). As a result, the results of operations and statement of position of USA Entertainment are presented as a discontinued operation. The results of discontinued operations for the three months ended March 31, 2002 were $21.9 million, net of tax.

Basis of Presentation

        The interim Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 2002.

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

New Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Effective January 1, 2003, we have adopted this statement and believe that the application of SFAS 146 will not have a material effect on our consolidated financial position or results of operations.

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

        The following table illustrates the effect on earnings (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended March 31,
	2003	2002
Net loss available to common shareholders, as reported	$(110,060)	$(437,456)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5,336	2,402
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,117)	(79,114)

Pro forma net loss	$(131,841)	$(514,168)

Loss per share:
Basic—as reported	$(0.23)	$(1.11)

Basic—pro forma	$(0.27)	$(1.31)

Diluted—as reported	$(0.23)	$(0.53)

Diluted—pro forma	$(0.27)	$(1.31)

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

        Pro forma information regarding net income and earnings per share is required by SFAS 148. The information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002: risk-free interest rates of 2.78% in 2003 and 2.78% in 2002; a dividend yield of zero; a volatility factor of 50% and 50%, respectively, based on the expected market price of USA common stock based on historical trends; and a weighted-average expected life of the options of five years.

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

Reclassifications

        Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2003 presentation. The statements of operations, balance sheets and statements of cash flows of USA Entertainment have been classified as discontinued operations for all periods presented.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a summary of all significant matters relating to accounting policies.

NOTE 3—BUSINESS ACQUISITIONS

Ticketmaster Merger

        On January 17, 2003, USA completed its merger with Ticketmaster. Prior to the merger, USA owned approximately 66% of the outstanding equity of Ticketmaster. USA issued approximately 45.5 million shares of USA common stock to Ticketmaster security holders based on an exchange ratio of 0.935 of a share of USA common stock for each share of Ticketmaster common stock. USA also issued options to acquire approximately 8.9 million shares of USA common stock and warrants to acquire approximately 4.2 million shares of USA common stock, in each case based on an exchange ratio of 0.935. The price used to value the securities is $17.918, which is the average of the closing prices of USA common stock on the two trading days prior to, the day of, and the two trading days following the announcement of the Ticketmaster merger. The total value of securities issued is $900.4 million. The Company has recorded $27.2 million of unearned compensation, which is the estimated impact of unvested stock options and warrants as of the Ticketmaster merger date, at their fair value. The excess of the merger consideration over minority interest acquired, deferred taxes and deferred compensation is $524.5 million. USA obtained a preliminary independent valuation of the assets and liabilities acquired, including the identification of intangible assets other than goodwill, which identified $694.5 million of intangible assets other than goodwill. USA recorded 34% of this amount, or $236.1 million, representing the incremental ownership acquired in the transaction. The unallocated excess of acquisition costs over net assets acquired of $288.4 million was allocated to goodwill. Intangible assets with definite lives will be amortized over a period of 3 to 7 years, and include technology, distribution agreements, and venue and promotor contracts.

Expedia Merger

        On March 19, 2003, USA announced that it would acquire the Expedia shares it does not currently own. Prior to the announcement, USA owned approximately 60% of the outstanding equity of Expedia. USA will issue common stock, options to acquire common stock and warrants to acquire common stock to Expedia security holders based on an exchange ratio of 1.93875 of a share of USA common stock for each security in Expedia common stock. Based on shares outstanding at this time, USA will issue 94.1 million shares of USA common stock, options to acquire 46.8 million shares of USA common stock and warrants to acquire 24.5 million shares of USA common stock. The price used to value the securities is $26.47, which is the average of the closing prices of USA common stock on the two trading days prior to, the day of, and the two trading days following the announcement of the Expedia merger. The total value of securities issued is $3.9 billion. The Company has estimated $475.3 million of unearned compensation, which is the estimated impact of unvested stock options and warrants as of the Expedia merger date, at their fair value. The excess of the merger consideration over minority interest acquired, deferred taxes and deferred compensation is $3.4 billion. USA obtained an independent valuation of the assets and liabilities acquired, including the identification of intangible assets other than goodwill, in conjunction with the acquisition of Expedia in 2002. The Company is currently in the process of updating this valuation, which identified $545.0 million of intangible assets other than goodwill, and will record such intangibles based upon the percentage of Expedia acquired in the merger.

Hotels.com Merger

        On April 9, 2003, USA announced that it would acquire the Hotels.com shares it does not currently own. Prior to the announcement, USA owned approximately 67% of the outstanding equity of Hotels.com. USA will issue common stock, options to acquire common stock and warrants to acquire common stock to Hotels.com security holders based on an exchange ratio of 2.4 of a share of USA common stock for each security in Hotels.com common stock. Based on shares outstanding at this time, USA will issue 42.9 million shares of USA common stock, options to acquire 7.8 million shares of USA common stock and warrants to acquire 5.1 million shares of USA common stock. The price used to value the securities is $26.174, which is the average of the closing prices of USA common stock on the two trading days prior to, the day of, and the two trading days following the announcement of the Hotels.com merger. The total value of securities issued is $1.3 billion. The Company has estimated $79.0 million of unearned compensation, which is the estimated impact of unvested stock options and warrants as of the Hotels.com merger date, at their fair value. The excess of the merger consideration over minority interest acquired, deferred taxes and deferred compensation is $796.8 million. USA is in the process of obtaining an independent valuation of the assets and liabilities acquired, including the identification of intangible assets other than goodwill, and will record such intangibles based upon the percentage of Hotels.com acquired in the merger.

        The following unaudited pro forma condensed consolidated financial information for the three months ended March 31, 2003 and 2002, is presented to show the results of the Company to give effect to USA's acquisition of a controlling interest in Expedia completed on February 4, 2002, USA's contribution of the USA Entertainment Group to VUE completed on May 7, 2002, including the exchange by Liberty of 7.1 million USANi LLC shares for USA common shares, the exchange by Liberty of its shares of Home Shopping Network, Inc. for 31.6 million shares of USA common stock and 1.6 million shares of USA Class B common stock completed on June 27, 2002, the merger of Ticketmaster with a wholly-owned subsidiary of USA completed on January 17, 2003, the proposed merger of Expedia with a wholly owned subsidiary of USA and the proposed merger of Hotels.com with a wholly owned subsidiary of USA. Each of these transactions are completed or are probable of completion. The pro forma results include certain preliminary adjustments, including increased amortization related to intangible assets and unearned compensation, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates.

	Three Months Ended March 31,
	2003	2002
	(In Thousands, except per share data)
Net revenue	$1,392,066	$1,007,432
Loss from continuing operations before cumulative effect of accounting change and preferred dividend	(126,105)	(38,353)
Basic and diluted loss from continuing operations before cumulative effect of accounting change and preferred dividend per common share	(0.20)	(0.06)

NOTE 4—STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Non-Cash Transactions for the Three Months Ended March 31, 2003:

        On January 17, 2003, USA completed its merger with Ticketmaster. USA issued an aggregate of 45.5 million shares of USA common stock.

        For the three months ended March 31, 2003, the Company incurred non-cash distribution and marketing expense of $10.5 million and non-cash compensation expense of $10.4 million.

        For the three months ended March 31, 2003, the Company recognized pre-tax losses of $243.3 million on equity losses in unconsolidated subsidiaries, resulting almost entirely from its 5.44% proportionate share of a $4.5 billion impairment charge for goodwill and intangible assets and other long-lived assets recognized by Vivendi Universal Entertainment LLP ("VUE"), a joint venture between the Company and Vivendi Universal, S.A. ("Vivendi"). See Note 8 for further information.

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

        For the three months ended March 31, 2002, the Company incurred non-cash distribution and marketing expense of $7.0 million and non-cash compensation expense of $3.8 million.

NOTE 5—INDUSTRY SEGMENTS

        Earnings before interest, income taxes and amortization ("EBITA") is defined as operating profit plus (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of other intangibles, (3) disengagement expenses (4) pro forma adjustments and (5) one-time items. EBITA is presented here as a management tool and as a valuation methodology. EBITA does not purport to represent cash provided by operating activities. EBITA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITA may not be comparable to calculations of similarly titled measures presented by other companies.

        The following is a reconciliation of Operating Profit to EBITA for 2003 and 2002. Furthermore, the Company has provided a reconciliation of Operating Profit to EBITA by segment in management's discussion and analysis.

	Three Months Ended March 31,
	2003	2002
	(In Thousands)
Operating profit	$93,489	$27,783
Non-cash distribution and marketing	10,489	6,964
Non-cash compensation expense	10,369	3,808
Amortization of intangibles	52,156	21,101
Exchange offer costs(a)	2,096
Disengagement expenses(b)	4,387	11,179
Pro Forma adjustments(c)	—	7,713

EBITA	$172,986	$78,548

Revenue:
Electronic Retailing
HSN-US	$414,973	$395,444
HSN-International	115,243	64,872

Total Electronic Retailing	530,216	460,316
Information and Services
Ticketing	195,086	153,391
Personals	40,895	25,416
Local Services	8,386	7,300
PRC	71,406	70,089
ECS/Styleclick	4,705	12,379

Total Information and Services	320,478	268,575
Travel Services
Expedia	198,760	80,519
Hotels.com	277,427	165,712
Interval	55,991	—
TV Travel Shop	12,927	—

Total Travel Services	545,105	246,231
Intersegment elimination	(3,733)	(3,177)

Total	$1,392,066	$971,945

Operating profit (loss):
Electronic Retailing
HSN-US	$18,481	$20,841
HSN-International	14,626	(5,519)

Total Electronic Retailing	33,107	15,322
Information and Services
Ticketing	34,311	21,538
Personals	607	2,905
Local Services	(19,396)	(22,516)
PRC	211	(3,203)
ECS/Styleclick	(4,103)	(9,307)

Total Information and Services	11,630	(10,583)
Travel Services
Expedia	36,437	12,874
Hotels.com	27,246	18,768
Interval	10,511	—
TV Travel Shop	(4,270)	—

Total Travel Services	69,924	31,642
Interactive Development	(2,129)	(323)
Corporate	(19,043)	(12,334)
Intersegment elimination(d)	—	4,059

Total	$93,489	$27,783

EBITA:
Electronic Retailing
HSN-US	$35,106	$32,524
HSN-International	14,992	(5,519)

Total Electronic Retailing	50,098	27,005
Information and Services
Ticketing	41,436	24,047
Personals	2,693	5,626
Local Services	(6,789)	(10,432)
PRC	211	(3,203)
ECS/Styleclick	(3,945)	(9,243)

Total Information and Services	33,606	6,795

Travel Services
Expedia	$57,122	$30,546
Hotels.com	32,622	25,129
Interval	16,820	—
TV Travel Shop	(2,842)	—

Total Travel Services	103,722	55,675
Interactive Development	(1,058)	(323)
Corporate	(13,306)	(10,245)
Intersegment elimination	(76)	(359)

Total	$172,986	$78,548

(a)
The Company has incurred costs at Expedia and Ticketmaster for investment banking, legal and accounting fees related directly to the mergers as one-time. These costs were incurred solely in relation to the mergers, but may not be capitalized since Expedia and Ticketmaster were considered the targets in the transaction for accounting purposes. These costs do not directly benefit operations in any manner, would not normally be recorded by USA if not for the fact it already consolidated these entities, and are all related to the same transaction, as USA simultaneously announced its intention to commence its exchange offer for the companies in 2002. The majority of costs are for advisory services provided by investments bankers, and the amounts incurred in 2003 were pursuant to the same fee letters entered into by each company in 2002. Given these factors, USA believes it is appropriate to consider these costs as one-time.

(b)
Includes costs incurred related to the disengagement of HSN from USAB stations, including payments to cable operators and related marketing expenses in the disengaged markets.

(c)
Pro forma adjustments give effect to the Expedia transaction that closed on February 4, 2002 as if the transaction closed as of January 1, 2002.

(d)
Intersegment elimination of $4.1 million impacting operating income in 2002 is related to the elimination of non-cash marketing provided by USA Cable, which is included in discontinued operations.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        The balance of goodwill and intangible assets is as follows:

	December 31,
	March 31, 2003	December 31, 2002
Goodwill	$6,498,148	$5,997,842
Intangible assets with indefinite lives	686,153	544,446
Intangible assets with definite lives	885,656	713,624

	$8,069,957	$7,255,912

        The following table presents the balance of goodwill by segment including the changes in carrying amount of goodwill for the three months ended March 31, 2003 (in thousands):

	Balance as of January 1, 2003	Additions (Deductions)	Foreign Exchange Translation	Balance as of March 31, 2003
Electronic Retailing
HSN-US	$2,442,739	—		$2,442,739
HSN-International	270,233	—	13,274	283,507

Total Electronic Retailing	2,712,972	—	13,274	2,726,246
Information and Services
Ticketing	743,831	269,189	1,487	1,014,507
Personals	65,195	14,003	1,129	80,327
Local Services		198,732		198,732
PRC	312,001	—		312,001

Total Information and Services	1,121,027	481,924	2,616	1,605,567
Travel Services
Expedia	1,279,016	(84)		1,278,932
Hotels.com	369,743	221		369,964
Interval	404,617	3,183		407,800
TV Travel Shop	110,467	—	(828)	109,639

Total Travel Services	2,163,843	3,320	(828)	2,166,335

Goodwill	$5,997,842	$485,244	$15,062	$6,498,148

NOTE 7—RESTRUCTURING CHARGES

        As of December 31, 2002, the Company had a balance of $19.4 million restructuring reserve accrued.

        As of March 31, 2003, the Company has a balance of $16.7 million accrued, as $0.2 million of the charge related to assets had been written off, $1.4 million of costs were paid, and $1.1 million of expense was reversed during the three months ended March 31, 2003.

NOTE 8—EQUITY INVESTMENT IN VUE

        USA beneficially owns 5.44% of the partnership common equity of VUE, plus certain preferred interests. This common interest is accounted for using the equity method. Due to the significance of the results of VUE in relation to USA's results, summary financial information for VUE is presented below. The investment was acquired May 7, 2002.

        During the quarter, USA received the audited financial statements of Vivendi Universal Entertainment LLLP ("VUE") for the year ended December 31, 2002, which disclosed that VUE recorded an impairment charge for goodwill and intangible assets and other long-lived assets of $4.5 billion in the period May 7, 2002 to December 31, 2002 based upon VUE management's review of the estimated fair value of VUE as of December 31, 2002. Because of delays in VUE's financial reporting, USA records its 5.44% proportionate share of the results of VUE on a one-quarter lag. The charge taken by USA was approximately $245 million, before a tax benefit of $96 million.

        USA holds preferred and common interests in VUE. USA believes the action taken by Vivendi Universal does not affect the value of USA's preferred interests in VUE, which are senior to the common interests in VUE, and the terminal value of which, pursuant to the VUE agreements, do not vary based on the value of VUE's businesses. USA's 5.44% common interest is generally subject to a call right of Universal Studios beginning in 2007, and a put right of USA beginning in 2010, in both cases based generally on private market values at the time. The VUE agreements provide that a call or put would be valued at private market valuations. While a private market value of VUE in today's environment would likely yield a value for USA's common interests below USA's initial carrying value, as market valuations of media assets have declined since the close of the VUE transaction, USA continues to believe that the value of its common interests in VUE is attainable over the long-term and that the impairment charge recorded by VUE does not necessarily indicate an impairment in the value of the assets on a long-term basis, but that simply USA must apply the conventions of US GAAP and record its proportionate share of the results of VUE as prepared by VUE management.

        Summarized balances of the partnership are as follows:

As of December 31, 2002 and for the Period October 1 to December 31, 2002
(In Thousands)
Current assets	$1,753,389
Non-current assets	14,812,719
Current liabilities	3,928,548
Non-current liabilities	1,296,538
Net sales	1,765,227
Gross profit	532,471
Net loss	(4,440,641)

NOTE 9—LENDING TREE TRANSACTION

        On May 5, 2003, USA and LendingTree, Inc. (Nasdaq: TREE) announced that they have entered into an agreement by which USA would acquire all of the outstanding capital stock of LendingTree in a stock-for-stock transaction. Under the agreement, LendingTree shareholders will receive 0.6199 of a share of USA common stock for each share of LendingTree common stock that they own, and LendingTree preferred stockholders will receive the same merger consideration, on an as-converted basis. In the transaction, USA would issue to LendingTree shareholders approximately 18.3 million basic shares and 21 million total shares on a fully diluted, treasury method basis. The transaction is generally expected to be tax-free to LendingTree shareholders. Based on closing prices of USA common stock between April 28, 2003 and May 2, 2003, the transaction is valued in a range of $626 million to $734 million.

NOTE 10—EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted GAAP earnings per share.

	Three Months Ended March 31,
	2003	2002	2002 Reflecting Continuing Capital Structure
	(In Thousands, Except Per Share Data)
Earnings (loss) from continuing operations:
Numerator:
Earnings (loss) from continuing operations	$(106,796)	$3,970	$3,970
Preferred stock dividends	(3,264)	(1,967)	(1,967)

Net earnings (loss) available to common shareholders	(110,060)	2,003	2,003
Effect of dilutive securities	(1,992)	(12,778)	(11,719)

Net loss available to common shareholders after assumed conversions	$(112,052)	$(10,775)	$(9,716)

Denominator:
Basic shares outstanding	487,244	393,736	393,736
LLC Shares Converted to USA in conjunction with the VUE transaction (a)	—	7,090	7,090
LLC Shares Not Converted to USA in conjunction with the VUE transaction	—	320,846	—
Other dilutive securities including Holdco shares and stock options	—	61,539	—

Diluted shares outstanding	487,244	783,211	400,826

Earnings (loss) before cumulative effect of accounting change, net of tax:
Numerator:
Earnings (loss) before cumulative effect of accounting change	$(106,796)	$25,900	$25,900
Preferred stock dividends	(3,264)	(1,967)	(1,967)

Net earnings (loss) available to common shareholders	(110,060)	23,933	23,933
Effect of dilutive securities	(1,992)	25,936	22,434

Net earnings (loss) available to common shareholders after assumed conversions	$(112,052)	$49,869	$46,367

Denominator:
Basic shares outstanding	487,244	393,736	393,736
LLC Shares Converted to USA in conjunction with the VUE transaction(a)	—	7,090	7,090
LLC Shares Not Converted to USA in conjunction with the VUE transaction	—	320,846	—
Other dilutive securities including Holdco shares and stock options	—	61,539	—

Diluted shares outstanding	487,244	783,211	400,826

Net loss:
Numerator:
Net loss	$(106,796)	$(435,489)	$(435,489)
Preferred stock dividends	(3,264)	(1,967)	(1,967)

Net loss available to common shareholders	(110,060)	(437,456)	(437,456)
Effect of dilutive securities	(1,992)	25,936	22,434

Net loss available to common shareholders after assumed conversions	$(112,052)	$(411,520)	$(415,022)

Denominator:
Basic shares outstanding	487,244	393,736	393,736
LLC Shares Converted to USA in conjunction with the VUE transaction(a)	—	7,090	7,090
LLC Shares Not Converted to USA in conjunction with the VUE transaction	—	320,846	—
Other dilutive securities including Holdco shares and stock options	—	61,539	—

Diluted shares outstanding	487,244	783,211	400,826

Income (loss) per share:
Basic earnings (loss) per share from continuing operations	$(0.23)	$0.01	$0.01
Discontinued operations, net of taxes	—	0.05	0.05

Basic earnings (loss) per share before cumulative effect of accounting change	(0.23)	0.06	0.06
Cumulative effect of accounting change, net of taxes	—	(1.17)	(1.17)

Basic loss per share	$(0.23)	$(1.11)	$(1.11)

Diluted loss per share from continuing operations	$(0.23)	$(0.01)	$(0.02)
Discontinued operations, net of taxes	—	0.07	0.14

Diluted earnings (loss) per share before cumulative effect of accounting change	(0.23)	0.06	0.12
Cumulative effect of accounting change, net of taxes	—	(0.59)	(1.16)

Diluted loss per share	$(0.23)	$(0.53)	$(1.04)

(a)
On May 7, 2002, in conjuntion with the VUE transaction, approximately 7.1 million shares of USANi LLC were converted into USA common stock and 320.8 million shares of USANi LLC were cancelled. As the USANi LLC shares were exchangeable into USA common stock the securities were potentially dilutive to USA's earnings per share. Although the USANi LLC shares remained outstanding as of March 31, 2002, these shares are not indicative of USA's continuing capital stucture. For this reason, USA's per share information for the three months ended March 31, 2002 excluding the effect of the 320.8 million cancelled USANi LLC shares is presented. This information presents USA's capital structure on a comparable basis with its operating results following the reclassification of the USA Entertainment Group as discontinued operations. As shown above, the impact of excluding the 320.8 million shares is dilutive for Diluted earnings per share from continuing operations and Diluted earnings per share.

NOTE 11—NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        In December 2002, the Company issued $750.0 of 7.0% Senior Notes. The notes, by their terms, are fully and unconditionally guaranteed by USANi LLC (the "Guarantor"). USANi LLC is wholly owned by the Company.

        The following tables present condensed consolidating financial information for the three months ended March 31, 2003 and 2002 for: (1) the Company on a stand-alone basis, (2) the Guarantor, USANi LLC, on a stand-alone basis, (3) the combined non-guarantor subsidiaries of the Company (including the subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries")) and (4) the Company on a consolidated basis.

        As of and for the Three Months Ended March 31, 2003

	USA	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	USA Consolidated
Balance Sheet as of March 31, 2003:
Current Assets	$28,202	$2,265,741	$2,331,153	$—	$4,625,096
Property and equipment, net	—	23,788	406,593	—	430,381
Goodwill and other intangible assets, net	—	—	8,066,774	3,183	8,069,957
Investment in subsidiaries	9,968,240	3,096,939	(3)	(13,065,176)	—
Other assets	149,131	2,627,449	320,529	(2,500)	3,094,609

Total assets	$10,145,573	$8,013,917	$11,125,046	$(13,064,493)	$16,220,043

Current liabilities	$118,767	$52,982	$1,642,542	$(1,874)	1,812,417
Long-term debt, less current portion	—	1,178,854	10,301	—	1,189,155
Other liabilities	2,004,932	(1)	439,035	—	2,443,966
Intercompany liabilities	(2,020,200)	527,543	1,492,657	—	—
Minority interest	(122,081)	—	191,013	541,418	610,350
Common stock exchangeable for preferred interest	1,428,530	—	—	—	1,428,530
Interdivisional equity	—	—	8,176,416	(8,176,416)	—
Shareholders' equity	8,735,625	6,254,539	(826,918)	(5,427,621)	8,735,625

Total liabilities and shareholders' equity	$10,145,573	$8,013,917	$11,125,046	$(13,064,493)	$16,220,043

	USA	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	USA Consolidated
Statement of operations for the three months ended March 31, 2003
Revenue	$—	$—	$1,392,066	$—	$1,392,066
Operating expenses	(2,837)	(15,491)	(1,280,249)	—	(1,298,577)
Interest expenses, net	(3,729)	8,840	10,265	—	15,376
Other income, expense	(100,230)	(192,778)	(15,146)	63,000	(245,154)
Provision for income taxes	—	—	54,877	—	54,877
Minority interest	—	—	(6,904)	(18,480)	(25,384)

Net earnings (loss)	(106,796)	(199,429)	154,909	44,520	(106,796)
Preferred dividend	(3,264)				(3,264)

Net earnings (loss) available to common shareholders	$(110,060)	$(199,429)	$154,909	$44,520	$(110,060)

Cash flow for the three months ended March 31, 2003
Cash flow provided by (used in) operations	$(6,144)	$3,936	$469,221	$—	$467,013
Cash flow provided by (used in) investing activities	3,139	(678,406)	(103,076)	—	(778,343)
Cash flow provided by (used in) financing activities	75,466	(44,257)	(133,359)	—	(102,150)
Net Cash provided by (used in) Discontinued Operations	(72,461)	—	—	—	(72,461)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,811	—	1,811
Cash at beginning of period	—	2,565,050	512,360	—	3,077,410

Cash at end of period	$—	$1,846,323	$746,957	$—	$2,593,280

        As of and for the Three Months Ended March 31, 2002

	USA	USANi LLC	Non-Guarantor Subsidiaries	Eliminations	USA Consolidated
	(In Thousands)
Statement of operations for the three months ended March 31, 2002:
Revenue	$—	$—	$971,945	$—	$971,945
Operating expenses	(2,082)	(8,245)	(933,835)	—	(944,162)
Interest expense, net	4,079	(8,569)	(178)	—	(4,668)
Other income (expense), net	1,973	(35,463)	(10,410)	31,768	(12,132)
Provision for income taxes	—	—	(15,950)	—	(15,950)
Minority interest	—	—	(3,582)	12,519	8,937

(Loss) income from continuing operations	3,970	(52,277)	7,990	44,287	3,970
Discontinued operations, net of tax	21,930	27,585	21,930	(49,515)	21,930
Cumulative effect of accounting change from discontinued operations, net of tax	(461,389)	—	(461,389)	461,389	(461,389)

Net earnings (loss)	(435,489)	(24,692)	(431,469)	456,161	(435,489)
Preferred dividend	(1,967)				(1,967)

Net earnings (loss) available to common shareholders	$(437,456)	$(24,692)	$(431,469)	$456,161	$(437,456)

Cash flows for the three months ended March 31, 2002:
Cash flows provided by (used in) operations	$(156,888)	$(13,987)	$184,461	$—	$13,586
Cash flows provided by (used in) in investing activities	(33,841)	591,191	153,409	47,000	757,759
Cash flows provided by (used in) financing activities	190,729	(275,563)	110,097	(47,000)	(21,737)
Net Cash used by discontinued operations	—	—	(18,451)	—	(18,451)
Effect of exchange rate	—	—	34	—	34
Cash at the beginning of the period	—	789,464	188,913	—	978,377

Cash at the end of the period	$—	$1,091,105	$618,463	$—	$1,709,568

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operation

GENERAL

        USA Interactive ("USA" or the "Company") (Nasdaq: USAI) engages worldwide in the business of interactivity via the Internet, the television and the telephone. USA operates multiple brands across three areas: Electronic Retailing, Information and Services and Travel Services.

Electronic Retailing

        Home Shopping Network-U.S.("HSN-U.S.") consists primarily of the HSN television network, HSN.com, and the America's Store television network. HSN sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs. HSN operates two retail sales programs in the United States, each 24 hours a day, seven days a week: HSN and America's Store. HSN.com serves as an alternative store front that allows consumers to shop for merchandise from HSN's inventory, rather than just viewing the current product offering on HSN's television programming. HSN.com also offers additional inventory that is not available on HSN's television programming. HSN International consists primarily of Home Shopping Europe, AG ("HSE-Germany") and EUVÍA Media AG & Co. KG ("EUVÍA"). HSE-Germany operates a German-language home shopping business that is broadcast 24 hours a day to households in Germany, Austria and Switzerland. EUVÍA operates two businesses, "Neun Live," a game-show oriented television channel, and a travel-oriented shopping television channel under the brand name "Sonnenklar." International TV Shopping also includes USA's minority interests in home shopping businesses in Italy, China and Japan.

Information and Services

        Ticketing consists primarily of Ticketmaster, ticketmaster.com and ReserveAmerica. Ticketmaster and ticketmaster.com provide automated ticketing services via the Internet, telephone and retail outlets and serve many of the foremost venues, entertainment facilities, promoters and professional sports franchises in the U.S.A. and in the U.K., Australia, Norway, Denmark, the Netherlands, Canada, Mexico and Ireland. ReserveAmerica is a leading provider of outdoor recreation reservation services and software to United States federal and state agencies for camping activities, recreation ticketing and other access privileges to public land attractions. Personals consists primarily of Match.com, a leading subscription-based online matchmaking and dating service. Match.com and its network served approximately 767,000 subscribers as of March 31, 2003, and offer single adults a convenient and private environment for meeting other singles through its own websites, as well as through its affiliate network which includes the AOL and MSN internet portals. Local Services currently consist of Citysearch, Entertainment Publications and Evite.com. Citysearch is a network of online local city guide sites that offer up-to-date local content for major cities in the United States and abroad. It also features a leading directory of local businesses in the United States and provides millions of listings, including local events, organizations and businesses. Among other lines of business, Entertainment Publications sells annual membership for the well-known Entertainment® Book which provides discount offers on dining, hotels, shopping and leisure activities. Entertainment Publications serves many major markets and does business with tens of thousands of local merchants, as well as national retailers. In addition to providing a free online invitation service, Evite.com offers reminder services, polling, electronic payment collection, photo sharing and maps. Precision Response Corporation ("PRC" or "Precision Response") provides outsourced consumer care services, managing customer relationships for both large corporations and internet-focused companies for over 20 years. PRC offers an integration of teleservices, e-commerce customer care services, information, technology and fulfillment services as part of a one-stop solution. PRC has developed proprietary Customer Relationship Management (CRM) technology for consumer care. USA Electronic Commerce Solutions LLC ("ECS") and Styleclick have worked together to provide end-to-end e-commerce solutions to service ECS' third-party clients, including online store design, development, merchandising and marketing. During 2003 and 2002, ECS accounted for substantially all of Styleclick's revenue.

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

Recent Developments

        On January 17, 2003, the Company completed its acquisition of the outstanding shares of Ticketmaster that it did not already own. The acquisition was accomplished by the merger of a wholly owned subsidiary of USA into Ticketmaster, with Ticketmaster surviving as a wholly owned subsidiary of USA. In the merger, each outstanding share of Ticketmaster Class A common stock and Ticketmaster Class B common stock (other than shares held by USA, Ticketmaster and their subsidiaries) was converted into the right to receive 0.935 of a share of USA common stock. USA issued an aggregate of approximately 45.5 million shares of USA common stock, and assumed approximately 8.9 million stock options and 4.2 million warrants in the merger. Shares of Ticketmaster Class B common stock, which prior to the merger traded on the Nasdaq National Market under the symbol "TMCS," ceased trading as of the close of the market on January 17, 2003.

        On March 19, 2003, USA announced that it would acquire the Expedia shares it does not currently own. USA will issue common stock, options to acquire common stock and warrants to acquire common stock to Expedia security holders based on an exchange ratio of 1.93875 of a share of USA common stock for each security in Expedia common stock. Based on shares at March 31, 2003, USA will issue 94.1 million shares of USA common stock, options to acquire 46.8 million shares of USA common stock and warrants to acquire 24.5 million shares of USA common stock. The price used to value the securities is $26.47, which is the average of the closing prices of USA common stock on the two trading days prior to, the day of, and the two trading days following the announcement of the Expedia merger. The total value of securities to be issued is $3.9 billion.

        On March 25, 2003 USA completed its acquisition of Entertainment Publications, originator of the popular Entertainment® book. USA purchased Entertainment Publications from a group of investors led by The Carlyle Group, the global private equity firm.

        On April 4, 2003, USA completed its acquisition of uDATE.com, Inc., a global online personals group which provides dating and matchmaking services. At closing, USA issued approximately 5.48 million shares of USA common stock in exchange for uDate shares, options and warrants, and paid certain uDate expenses incurred in the transaction.

        On April 9, 2003, USA announced that it would acquire the Hotels.com shares it does not currently own. USA will issue common stock, options to acquire common stock and warrants to acquire common stock to Hotels.com security holders based on an exchange ratio of 2.4 of a share of USA common stock for each security in Hotels.com common stock. Based on shares outstanding at March 31, 2003, USA will issue 42.9 million shares of USA common stock, options to acquire 7.8 million shares of USA common stock and warrants to acquire 5.1 million shares of USA common stock. The price used to value the securities is $26.174, which is the average of the closing prices of USA common stock on the two trading days prior to, the day of, and the two trading days following the announcement of the Expedia merger. The total value of securities to be issued is $1.3 billion.

        On May 5, 2003, USA and LendingTree, Inc. (Nasdaq: TREE) announced that they have entered into an agreement by which USA would acquire all of the outstanding capital stock of LendingTree in a stock-for-stock transaction. Under the agreement, LendingTree shareholders will receive 0.6199 of a share of USA common stock for each share of LendingTree common stock that they own, and LendingTree preferred stockholders will receive the same merger consideration, on an as-converted basis. In the transaction, USA would issue to LendingTree shareholders approximately 18.3 million basic shares and 21 million total shares on a fully diluted, treasury method basis. Based on closing prices of USA common stock between April 28, 2003 and May 2, 2003, the transaction is valued in a range of $626 million to $734 million.

Discontinued Operations

        Through May 7, 2002, the Company's results also included the USA Entertainment Group, consisting of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. The USA Entertainment Group was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002 (the "VUE Transaction"). As a result, the results of operations and statement of position of USA Entertainment are presented as a discontinued operation. The results of discontinued operations for the three months ended March 31, 2002 were $21.9 million, net of tax.

New Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Effective January 1, 2003, we have adopted this statement and believe that the application of SFAS 146 will not have a material effect on our consolidated financial position or results of operations.

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

EBITA

        Earnings before interest, income taxes and amortization ("EBITA") is defined as operating profit plus (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of other intangibles, (3) disengagement expenses (4) pro forma adjustments and (5) one-time items. EBITA is presented here as a management tool and as a valuation methodology. EBITA does not purport to represent cash provided by operating activities. EBITA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITA may not be comparable to calculations of similarly titled measures presented by other companies.

        The following is a reconciliation of Operating Profit to EBITA for 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
Operating profit	$93,489	$27,783
Amortization of non-cash distribution and marketing expense	10,489	6,964
Amortization of non-cash compensation expense	10,369	3,808
Amortization of intangibles	52,156	21,101
Exchange offer costs	2,096	—
Disengagement expenses	4,387	11,179
Impact of pro forma adjustments	—	7,713

EBITA	$172,986	$78,548

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

Results of Operations for the Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

HSN-U.S.

Operating Results

        Net revenues in the three months ended March 31, 2003 increased by $19.6 million, or 4.9%, to $415.0 million from $395.4 million in 2002 primarily due to increased sales at HSN.com of 32% over the prior period which was achieved in part through a 21% increase in active customers from the prior year. For the three months ended March 31, 2003, total units shipped domestically increased to 10.4 million units compared to 9.8 million units in 2002, while the on-air return rate decreased slightly to 18.0% from 18.9% in 2002. EBITA increased by $2.6 million, or 7.9%, to $35.1 million in the first quarter of 2003 from $32.5 million in the first quarter of 2002. HSN was able to grow EBITA by increasing gross margins to 36.5% in the three months ended March 31, 2003 compared to 35.4% in 2002, as it relied less on sales of high dollar, lower margin products, such as home computers and electronics. Home hard goods, which include electronics, home computers and other homegoods, accounted for 30% of the product mix in 2003 compared to 32% in 2002. The average price point for the three months ended March 31, 2003 was $43.98, compared to $44.62 in 2002, as a result of a shift from computers in 2003 to higher margin products as discussed above. In addition, the number of total households reached increased 6% to 79.5 million at March 31, 2003 compared with 74.9 million at March 31, 2002.

        EBITA for the three months ended March 31, 2003 and 2002 excludes amortization of intangibles of $12.2 million and $0.1 million, respectively, and disengagement costs of $4.5 million and $11.5 million, respectively. The large increase in amortization of intangibles in 2003 is due to the step-up in basis of HSN assets resulting from the VUE transaction and the Holdco exchange. In addition, the merger with USA increased amortization of intangibles on a pro forma basis by $12.0 million in the three months ended March 31, 2002.

HSN International

        HSN International consists primarily of HSE-Germany and EUVÍA. HSN-Espanol, which operated a Spanish language electronic retailing operation serving customers primarily in the United States and Mexico, was shut-down in the second quarter of 2002. For the entire segment, revenue increased $50.3 million, or 77.6%, to $115.2 million in the three months ended March 31, 2003 from $64.9 million in the three months ended March 31, 2002. The increase results from the consolidation of EUVÍA as of the third quarter of 2002, which resulted in increased revenue of $30.8 million, and an increase in revenue of HSE-Germany of $24.9 million, or 41.8%, to $84.5 million in the three months ended March 31, 2003 from $59.6 million in the three months ended March 31, 2002 (note that the increase in sales in local currency was 16%), offset partially by decreased sales of HSN-Espanol of $5.3 million. Net revenues for HSE-Germany increased due to higher shipped sales of 13% and lower return rates in the first quarter of 2003 compared with the first quarter of 2002. For the entire segment, EBITA increased $20.5 million, to income of $15.0 million in the first quarter of 2003 from a loss of $5.5 million in first quarter of 2002. EBITA of HSE-Germany increased $4.3 million, to $4.4 million in the first quarter of 2003 from $0.1 million in the first quarter of 2002. The favorable change in EBITA of HSE-Germany is primarily due to increased gross profit percentages of 35.0% in the three months ended March 31, 2003 compared with 31.7% in the three months ended March 31, 2002. EUVÍA had EBITA of $13.4 million in the first quarter of 2003. EBITA for the three months ended March 31, 2003 excludes amortization of intangibles of $0.4 million related to HSE-Germany. In addition, the merger with USA increased amortization of intangibles on a pro forma basis by $0.3 million in the three months ended March 31, 2002.

Ticketing Operations

        Net revenues in the three months ended March 31, 2003 increased by $41.7 million, or 27.2%, to $195.1 million from $153.4 million in 2002 primarily due to an increase in the number of tickets sold and an increase in the average revenue per ticket. The increase in tickets sold primarily reflects Ticketing's successful growth efforts in its existing domestic and international markets, especially Ireland and Canada, further increased by the acquisition of Ticketmaster-Netherlands in June 2002 and Ticketmaster-Denmark in November 2002, partially offset by a 2% decrease in tickets sold in the U.K., principally due to the effects of the war in Iraq which reduced the number of live events that went on sale. Domestic growth was also driven by an increase in summer concert ticket on-sales in the U.S., as certain promoters shifted sale of summer concert tickets from the second quarter to the first quarter in anticipation of the war with Iraq. EBITA increased by $17.4 million, or 72.3%, to $41.4 million from $24.0 million due to Ticketing's strong ticket sales and improved margins in its domestic and international operations. The total number of tickets sold increased 13% to 27.1 million tickets sold in the first quarter of 2003 compared to 23.9 million tickets sold in first quarter of 2002. Tickets sold online accounted for 47.4% of the tickets sold in the first quarter of 2003 compared to 37.8% in the first quarter of 2002, demonstrating the continued migration of sales online.

        EBITA for the three months ended March 31, 2003 and 2002 excludes amortization of intangibles of $6.8 million and $2.2 million, respectively, and non-cash distribution and marketing expense of $0.2 million in both the 2003 and 2002 periods. Non-cash distribution and marketing refers to barter arrangements for distribution secured from third parties, whereby advertising is provided by Ticketmaster to a third party in return for distribution over the third party's network. The advertising provided has been secured from USA, which in turn has secured the non-cash advertising pursuant to an agreement with Universal TV (formerly USA Cable) related to the VUE Transaction. Sufficient advertising has been secured to satisfy existing obligations. In addition, the merger with USA increased amortization of intangibles on a pro forma basis by $0.9 million and $5.7 million in the three months ended March 31, 2003 and 2002, respectively.

Hotels.com

        Net revenues in the three months ended March 31, 2003 increased by $111.7 million, or 67.4%, to $277.4 million from $165.7 million in 2002, and EBITA increased by $7.5 million, or 29.8%, to $32.6 million from $25.1 million. The increase in net revenues was primarily attributable to the growth of the new website and brand, hotels.com, and the growth in travel and lodging bookings through the

Internet, as well as the slight increase in the average daily room rate during the three months ended March 31, 2003. Revenues also increased due to the addition of new cities in which Hotels.com offers hotel rooms, an increase in hotels offered in existing cities, and an increase in room allotments available for sale. In the three months ended March 31, 2003, Hotels.com generated increases of 63.4% in room nights sold (to 2.3 million merchant room nights in the first quarter of 2003 from 1.4 million merchant room nights in the first quarter of 2002) in part due to the addition of 144 new markets, including 87 new markets in international locations, a 33.4% increase in properties and a 42.3% increase in affiliates, which generate sales of rooms in exchange for commissions. Revenues derived through Hotels.com's agreement with Travelocity, its largest affiliate, accounted for approximately 15.6% of total revenues in the three months ended March 31, 2003 and 18.6% of total revenues in the three months ended March 31, 2002. The increase in revenue was also attributable to the growth of revenue from international and vacation rental properties. Revenue related to properties located in Europe, Canada, Mexico, the Caribbean and Asia increased 158.5% to $39.4 million in the first quarter of 2003 from $15.3 million in the first quarter of 2002. Revenue from Hotels.com's vacation rentals, which include condominiums, timeshares and vacation homes, increased 109.0% to $10.4 million in the first quarter of 2003 from $5.0 million in the first quarter of 2002. In addition, revenue increased as a result of the expansion of Hotels.com's marketing and distribution partner program. Their marketing and distribution partners generate sales of rooms in exchange for commissions based on the amount of revenue generated by us on the sale of such rooms. Hotels.com incurred increased advertising and promotional costs, including costs associated with the launch and branding of the new hotels.com website and an increase in personnel costs, credit card fees and affiliate commissions resulting from the growth in net revenues. The gross profit margin for the three months ended March 31, 2003 decreased to 30.1% from 31.6% for the prior year period due primarily to an increase in occupancy tax expense as a result of the additional reserve established in 2003 for contingent occupancy tax liabilities. Also, the gross profit percentage for the first quarter of 2002 was abnormally high due to the reversal of certain reserves established in the wake of the terrorism events on September 11, 2001.

        EBITA excludes non-cash amortization of intangibles of $0.6 million in the first quarter of 2003 and $0.3 million in the first quarter of 2002, non-cash distribution and marketing expense of $4.7 million in the first quarter of 2003 and $5.2 million in the first quarter of 2002 related to the amortization of stock-based warrants issued to affiliates in consideration of exclusive affiliate distribution and marketing agreements and $0.9 million in the first quarter of 2002 related to cross-promotion advertising provided by USA Cable prior to May 7, 2002 and non cash compensation of $0.1 million in the first quarter of 2003.

Expedia

Actual Results

        USA completed its acquisition of a controlling interesting in Expedia on February 4, 2002. Net revenues and EBITA computed only for the period acquired for the three months ended March 31, 2003 were $198.8 million and $57.1 million, respectively, and for the period February 4, 2002 to March 31, 2002 were $80.5 million and $22.8 million, respectively. For the three months ended March 31, 2003 and for the period February 4, 2002 to March 31, 2002, EBITA excludes $11.3 million and $6.9 million of non-cash amortization of intangible assets, respectively, $3.0 million and $1.5 million of non-cash marketing relating to advertising provided by USA, respectively, and $4.4 million and $1.6 million of non-cash compensation, respectively. The advertising provided has been secured from USA, which in turn has secured the non-cash advertising pursuant to an agreement with Universal TV (formerly USA Cable) related to the VUE Transaction. Sufficient advertising has been secured to satisfy existing obligations. In addition, for the three months ended March 31, 2003, EBITA excludes $2.0 million of one-time charges related to the Expedia merger announced on March 19, 2003.

Supplemental Pro Forma Information

        Pro forma information for the three months ended March 31, 2003 and 2002, giving effect to the Expedia transaction as of the beginning of 2002, is as follows:

        Net revenues for the three months ended March 31, 2003 increased by $82.8 million, or 71.3%, to $198.8 million from $116.0 million for the three months ended March 31, 2002, while EBITA increased by $26.6 million, or 87.0%, to $57.1 million from $30.5 million in the first quarter of 2002. In the three months ended March 31, 2003, Expedia experienced an overall growth in revenues. Expedia's hotel business increased due to the growth in the worldwide merchant hotel business, which has been aided by Expedia's strong packages business; fast-growing international business; and the expansion and acceptance of their WWTE product. The increase in revenues was slightly impacted by the effects on the travel industry surrounding the war in Iraq and terrorist activities. Expedia reported 3.5 million total hotel room-nights stayed in the first quarter of 2003 compared with 2.0 million total hotel room-nights stayed in the first quarter of 2002. The acquisition of Classic Custom Vacations ("CCV") in March 2002, a provider of customized vacation packages to Hawaii, Mexico, North America, Europe, and the Caribbean, contributed to Expedia's growth as well. In addition, agency revenue, which is primarily derived from the sale of stand-alone and package airline tickets, rose 50% in the first quarter of 2003 to $77.9 million on a 49% increase in agency gross bookings.

        Gross margin increased in the three months ended March 31, 2003 to 72.0% from 69.7% in the three months ended March 31, 2002 due to high growth rates in Expedia's merchant business which yields a higher gross profit per transaction compared with the other lines of business and efficiencies achieved through website improvements and increased functionality on Expedia's websites which enabled customers to make changes to their itinerary online and navigate through Expedia websites more efficiently, thereby reducing the number of calls and e-mails to call centers. In addition, Expedia managed their call center costs more effectively, as they were able to achieve greater economies of scale and reduced costs per transaction at their call centers. The increase in gross margin was partially offset as March 2002 results included only a partial quarter for CCV and CCV's commissions paid to travel agents are included in cost of revenues. Product development, sale and administrative costs have increased due to costs incurred related to the websites to improve the customer's buying experience and costs related to support the higher level of sales activity. EBITA for the three months ended March 31, 2003 and 2002 excludes non-cash compensation of $4.4 million and $2.5 million, respectively, amortization of intangibles of $15.1 million and $12.7 million, respectively, and non-cash distribution and marketing expenses of $3.0 million and $1.5 million, respectively. In addition, for the three months ended March 31, 2003, EBITA excludes $2.0 million of one-time charges related to the Expedia merger announced on March 19, 2003.

        The pro forma information is not necessarily indicative of the results of operations that actually would have been reported had this transaction occurred as of the beginning of January 1, 2002, nor are they necessarily indicative of USA Interactive's future results of operations.

Precision Response

        Net revenues in the three months ended March 31, 2003 increased by $1.3 million, or 1.9%, to $71.4 million from $70.1 million in 2002 and EBITA increased by $3.4 million to income of $0.2 million in the three months ended March 31, 2003 from a loss of $3.2 million in the three months ended March 31, 2002. Revenue in the first quarter of 2003 and 2002 includes $3.4 million and $2.9 million, respectively, for services provided to other USA segments. The increase in EBITA is primarily attributable to a decrease in fixed costs and depreciation expense in the first quarter of 2003 due to the closure of certain call centers in 2002.

Match.Com

        Net revenues in the three months ended March 31, 2003 increased by $15.5 million, or 60.9%, to $40.9 million from $25.4 million in 2002 primarily due to increased subscription revenue, as the number of personals subscriptions increased 45% in the first quarter of 2003 compared to the first quarter of 2002. Subscriber growth came through all channels including partnerships, direct domains and affiliates. The growth was positively impacted, in part, by the acquisition of Soulmates in April 2002. EBITA decreased by $2.9 million, or 52.1%, to $2.7 million for the first quarter of 2003 from $5.6 million in the first quarter of 2002. The lower EBITA is primarily attributable to higher sales and marketing expenses in the first quarter of 2003 of $19.3 million, a 138% increase over the prior year period as the Company continues to aggressively grow consumer brand recognition in 2003. EBITA excludes amortization of intangibles of $1.1 million in the first quarter of 2003 related to the step-up in basis from the Ticketmaster merger and excludes non-cash distribution and marketing, which refers to barter arrangements for distribution secured from third parties, whereby advertising is provided by Match to a third party in return for distribution over the third party's network. The advertising provided has been secured from USA, which in turn has secured the non-cash advertising pursuant to an agreement with Universal TV (formerly USA Cable). Sufficient advertising has been secured to satisfy existing obligations. In the first quarter of 2003 and 2002, non-cash marketing was $1.0 million and $2.7 million, respectively. In addition, the merger with USA increased amortization of intangibles on a pro forma basis by $0.2 million and $1.3 million in the three months ended March 31, 2003 and 2002, respectively.

Interval

        USA completed its acquisition of Interval on September 24, 2002. Net revenues and EBITA for the three months ended March 31, 2003 were $56.0 million and $16.8 million, respectively. The number of active members has increased by 12% to 1.5 million at March 31, 2003 compared with March 31, 2002. Total time-share vacation weeks confirmed, including exchange confirmations and getaway confirmations, at March 31, 2003 was 0.2 million, with online confirmations increasing from 8.2% at March 31, 2002 to 13.2% at March 31, 2003.

TV Travel Shop

        USA completed its acquisition of TV Travel Shop on May 1, 2002. Net revenues and EBITA for the three months ended March 31, 2003 were $12.9 million and a loss of $2.8 million, respectively, with the number of subscribing households reaching 11.3 million at March 31, 2003.

Local Services

        Local services consists primarily of Citysearch and Entertainment Publications. Net revenues for the three months ended March 31, 2003 increased by $1.1 million to $8.4 million compared to $7.3 million for the three months ended March 31, 2002 due primarily to the acquisition of Entertainment Publications on March 25, 2003. Excluding the results of Entertainment Publications, revenues decreased by 1% due primarily to continued softness in the online advertising market as well as the Company's strategic decision to transition its revenue base to advertising products with better profit potential for the Company. The EBITA loss narrowed by $3.6 million, to $6.8 million in the first quarter of 2003 from $10.4 million in the first quarter of 2002 due to initiatives to reduce operating costs. EBITA excludes $12.1 million in the first quarter of 2003 and $11.6 million in the first quarter of 2002 in amortization of intangibles and $0.5 million in both the first quarters of 2003 and 2002 of non-cash distribution and marketing expense related to advertising provided by Universal TV (formerly USA Cable). In April 2003, Citysearch launched its first local pay for performance product which they hope will encourage advertisers to get back into the online advertising market. In addition, the merger with USA increased amortization of intangibles for Citysearch on a pro forma basis by $0.1 million and $0.4 million in the three months ended March 31, 2003 and 2002, respectively.

USA Electronic Commerce Solutions LLC ("ECS")/Styleclick

        Net revenues for the three months ended March 31, 2003 decreased by $7.7 million to $4.7 million compared to $12.4 million for the three months ended March 31, 2002. The EBITA loss decreased by $5.3 million, or 57.3%, to a $3.9 million loss for the three months ended March 31, 2003 from a $9.2 million loss in the three months ended March 31, 2002.

        ECS and Styleclick have worked together to provide end-to-end e-commerce solutions to service ECS's third-party clients, including online store design, development, merchandising and marketing. During 2002, ECS accounted for substantially all of Styleclick's revenue. In March 2003, ECS reached mutual agreement with its last remaining client regarding the termination of their relationship and as a result intends to wind down its operations promptly following a transition period that is anticipated to continue until no later than June 2003. As previously disclosed by Styleclick, ECS has notified Styleclick of such matters. Throughout 2002 and in the three months ended March 31, 2003, Styleclick continued to incur significant net losses from continuing operations and had a net capital deficiency that raised substantial doubt about its ability to continue as a going concern.

Interactive Development

        The Company's Interactive Development segment had no revenues for the quarters ended March 31, 2003 or 2002 but had an EBITA loss of $1.1 million in the first quarter of 2003 compared with a loss of $0.3 million in the first quarter of 2002. The costs incurred by this segment relate to USA's potential US travel network and emerging electronic retailing operations.

Depreciation and Amortization and Other Income (Expense)

        Depreciation expense for the three months ended March 31, 2003 increased by $4.3 million to $42.5 million from $38.2 million for the three months ended March 31, 2002 due primarily to the Expedia transaction in February 2002, the acquisition of Interval in September 2002 and other capital improvements put in place during 2002. Amortization of intangibles increased $31.1 million due to the increases in amortization of intangibles resulting primarily from the Expedia transaction, the step-up in basis of HSN resulting from the VUE Transaction and the Holdco exchange and the step-up basis of Ticketmaster as a result of the Ticketmaster merger on January 17, 2003.

        As of January 1, 2002, the Company adopted FAS 141/142, and recorded in the first quarter of 2002 a write-down before tax and minority interest to PRC goodwill of $384 million, as well as a write-down before tax and minority interest to Citysearch of $115 million as a cumulative effect adjustment. The write-offs were determined by comparing the fair value of the businesses, using discounted cash flow analysis, and the implied value of goodwill and intangibles with the carrying amounts on the balance sheet. The write-offs primarily resulted from a decline in revenues—for PRC due to the overall decline in the market for teleservicing and for Citysearch due to restructuring of the business and a new model that reduced short term operating results.

        Net interest income in the three months ended March 31, 2003 was $15.4 million compared to expense of $4.7 million in the three months ended March 31, 2002. The increase in interest income is due primarily to amounts earned on proceeds from the VUE Transaction in May 2002, including $9.1 million of PIK interest on the Series A Preferred, $15.9 million of cash interest on the Series B Preferred, and interest earned on the $1.6 billion of cash proceeds, partially offset by an increase in interest expense of $13.1 million related to the Company's $750 million Senior Notes issued in December 2002.

        In the three months ended March 31, 2003 and 2002, the Company realized pre-tax losses of $243.4 million and $13.5 million, respectively, on equity losses in unconsolidated subsidiaries. The 2003 loss resulted almost entirely from the Company's 5.44% proportionate share of the losses from its investment in Vivendi Universal Entertainment LLLP ("VUE"), a joint venture between the Company and Vivendi Universal, S.A. ("Vivendi") acquired May 7, 2002. During the first quarter of 2003, USA received the audited financial statements of VUE for the year ended December 31, 2002, which disclosed that VUE recorded an impairment charge for goodwill and intangible assets and other long-lived assets of $4.5 billion in the period May 7, 2002 to December 31, 2002 based upon VUE management's review of the estimated fair value of VUE as of December 31, 2002. Because of delays in VUE's financial reporting, USA records its 5.44% proportionate share of the results of VUE on a one-quarter lag. The charge taken by USA was approximately $245 million, before of a tax benefit of $96 million. USA holds preferred and common interests in VUE. USA believes the action taken by Vivendi Universal does not affect the value of USA's preferred interests in VUE, which are senior to the common interests in VUE, and the terminal value of which, pursuant to the VUE agreements, do not vary based on the value of VUE's businesses. USA's 5.44% common interest is generally subject to a call right of Universal Studios beginning in 2007, and a put right of USA beginning in 2010, in both cases based generally on private market values at the time. The VUE agreements provide that a call or put would be valued at private market valuations. While a private market value of VUE in today's environment would likely yield a value for USA's common interests below USA's initial carrying value, as market valuations of media assets have declined since the close of the VUE transaction, USA continues to believe that the value of its common interests in VUE is attainable over the long-term and that the impairment charge recorded by VUE does not necessarily indicate an impairment in the value of the assets on a long-term basis, but that simply USA must apply the conventions of US GAAP and record its proportionate share of the results of VUE as prepared by VUE management.

        The 2002 loss resulted primarily from HOT Networks, which operates electronic retailing operations in Europe, as HOT Networks was not consolidated in the first quarter of 2002.

Income Taxes

        The effective tax rate associated with USA's income tax benefit recorded during the three months ended March 31, 2003 was higher than the statutory rate due to the impact of the reduction of valuation allowances, minority interest in foreign investments and state income taxes.

Minority Interest

        Minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC through May 7, 2002, Liberty's ownership interest in Holdco through June 27, 2002, the public's ownership in TMCS until January 31, 2001, the public's ownership in Ticketmaster from January 31, 2001 through January 17, 2003, the public's ownership interest in Hotels.com since February 25, 2000, the public's ownership interest in Styleclick since July 27, 2000, the partners ownership interest in HSE-Germany since its consolidation as of January 1, 2000, the public's ownership in Expedia since February 4, 2002 and certain minority ownerships in EUVÍA and Interval.

Discontinued Operations

        The USA Entertainment Group, which was contributed to VUE on May 7, 2002, is presented as discontinued operations for 2002. The net income before cumulative effect of accounting change of the USA Entertainment Group and USAB for the three months ended March 31, 2002 was $21.9 million.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $467.0 million for the three months ended March 31, 2003 compared to $13.6 million of proceeds for the three months ended March 31, 2002. These cash proceeds and available cash were used to pay for acquisition and deal costs, net of acquired cash, of $366.9 million, including $382.0 million, less $15.9 million in cash acquired, for the acquisition of EPI, to purchase marketable securities of $379.7 million and to make capital expenditures of $33.7 million. Ticketmaster net cash collected on behalf of clients resulted in increased cash from operations of $22.6 million and $20.3 million in the three months ended March 31, 2003 and 2002, respectively.

        Expedia's and Hotels.com's working capital cash flows from their merchant hotel business models contributed significantly to the increase in cash provided by operating activities. In the merchant business, Expedia and Hotels.com receive cash from customers on hotel and air bookings before the stay or flight has occurred. These amounts are classified on our balance sheet as deferred revenue. The payment to the suppliers related to these bookings is not made until approximately one week after booking for air travel and, for all other merchant bookings, after the customer's use and subsequent billing from the supplier. Therefore, especially for the hotel business, which is the majority of our merchant bookings, there is a significant period of time from the receipt of the cash from the customers to the payment to the suppliers. For the three-months ended March 31, 2003 deferred revenue has contributed $156.9 million to our positive cash flow. There is a seasonal element to cash flow related to merchant bookings, as the first quarter has traditionally been a quarter where hotel bookings significantly exceed stays, resulting in much higher cash flow related to working capital. In the other quarters, the difference between bookings and stays tends to be more even. In addition to the timing related increased noted above at Expedia and Hotels.com, cash provided by operating activities benefited from timing related increases in working capital at HSN U.S.

        As of March 31, 2003, the Company has $2.6 billion of cash on hand and $1.2 billion of marketable securities, on hand, including $129.1 million in funds representing amounts equal to the face value of tickets sold by Ticketmaster on behalf of its clients.

        On March 19, 2003, USA announced that its Board of Directors has authorized the repurchase of up to 30 million shares of USA common stock. USA may purchase shares over an indefinite period of time, on the open market or through private transactions, depending on market conditions, share price and other factors. The amount and timing of purchases, if any, will depend on market conditions and other factors, including USA's overall capital structure. Funds for these purchases will come from cash on hand. Through May 9, 2003, USA had purchased 0.9 million shares for aggregate consideration of $28.9 million.

        On January 3, 2003, the board of directors of Hotels.com authorized the repurchase of up to $100 million of their class A common stock. During the three months ended March 31, 2003, Hotels.com repurchased approximately 1.55 million shares of its Class A common stock for an aggregate cost of approximately $73.5 million.

        In February 2003, Expedia announced the authorization of a plan to repurchase up to $200.0 million of its common stock through a stock repurchase program. Pursuant to this program, during the three months ended March 31, 2003, Expedia repurchased approximately 0.8 million shares of its common stock for an aggregate cost of $25.0 million.

        In relation to the Expedia transaction, the Company issued approximately 13.1 million preferred shares bearing interest at 1.99% per annum, payable quarterly in cash or stock at USA's option. If USA elects to pay cash, the amount is approximately $13.1 million on an annual basis. For the three months ended March 31, 2003, the Company paid cash dividends of $3.3 million in cash. The next dividend was paid May 15, 2003, and USA paid approximately $3.3 million in cash. USA's wholly-owned subsidiaries have no material restrictions on their ability to transfer amounts to fund USA's operations.

        In April 2003, USA received proceeds of approximately $220.3 million related to the sale of 11.2 million shares of common stock to Liberty, pursuant to Liberty's preemptive rights in relation to the Ticketmaster merger. In addition, in May 2003, USA received proceeds of approximately $45.4 million related to the sale of 1.8 million shares of common stock to Liberty, pursuant to Liberty's preemptive rights in relation to the uDate acquisition. USA has also issued Liberty preemptive rights in relation to the Expedia and Hotels.com mergers and the LendingTree transaction. In May 2003 Liberty exercised its preemptive rights with respect to the Expedia and Hotels.com mergers and, accordingly, USA expects to issue 33.8 million shares for an aggregate purchase price of $838.0 million in connection with these transactions.

        USA anticipates that it will need to invest working capital towards the development and expansion of its overall operations. The Company may make a significant number of acquisitions, which could result in the reduction of its cash balance or the incurrence of debt. Furthermore, future capital expenditures may be higher than current amounts over the next several years.

        The uncertainty caused by the current economic, political and transportation climates may affect future demand for our products and services. As previously discussed, a significant amount of operating cash flow is from increased deferred merchant bookings and the period between receipt of cash from the customer and decrease in operating cash flow, or negative operating cash flows. We believe that our financial situation would enable us to absorb a significant potential downturn in business. As a result, in management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet USA's foreseeable needs.

Funding obligations of HOT Networks for EUVÍA

        HOT Networks holds a 48.6% limited partnership interest in EUVÍA, a German limited partnership, as well as pooling arrangements that allow for control of EUVÍA. EUVÍA, through certain subsidiaries, operates two businesses, "Neun Live TV," a game show oriented TV channel, and a travel oriented shopping TV channel under the brand name "Sonnenklar." In connection with the partnership formed to operate these businesses, HOT Networks has undertaken to fund 100% of the cash requirements and operating losses up to Euro 179 million, with the funding obligations terminating if EUVÍA remains profitable for two consecutive fiscal years. Through March 31, 2003, HOT Networks funded EUVÍA with approximately Euro 59.1 million. HOT Networks expects that no additional funding will be required prior to EUVÍA achieving profitability for two consecutive fiscal years. In the event EUVÍA's current business plan is revised to require additional funding to achieve profitability for two consecutive years, HOT Networks may have additional contractual rights exercisable on or after June 30, 2003 that reduce its ongoing funding obligations below Euro 179 million assuming it has met certain funding thresholds as of June 30, 2003. Although it is not expected that these additional contractual rights will prove relevant in light of EUVÍA's current business plan, HOT Networks continues to actively monitor EUVÍA's funding requirements.

Hotels.com and Expedia Cooperation

        As previously disclosed, Hotels.com and Expedia, USA being the controlling shareholder of both companies, are actively exploring areas where they might work together in a way that would benefit their customers and stockholders. Although there continue to be many areas of their businesses where the companies can best achieve their goals through separate strategies and practices, there have been instances where, fully consistent with their existing contractual agreements, they have worked cooperatively, and we anticipate that they will continue to explore such possibilities in the future.

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

        USA executive management believes that certain non-GAAP measures, including EBITA, Adjusted Net Income, Adjusted EPS and Free Cash Flow, are helpful, when presented in conjunction with the comparable GAAP measures. The non-GAAP measures are not meant to replace or supercede the GAAP measures, but rather to supplement the information to present the readers of the financial statements the same information as management considers in assessing the results of operations and performance of the business units.

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

Performance Based Measurements

Definitions of Measurements that USA will Use

  •
  EBITA—Operating Income plus (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of other intangibles, (3) disengagement related payments to cable operators and marketing expenses related to the transfer of HSN's distribution to cable (which has been accomplished), (4) pro forma adjustments and (5) one-time items.

  •
  Adjusted Net Income—Amounts that have been, or ultimately will be, settled in cash and the measure will be computed as net income available to common shareholders plus (1) amortization of non-cash distribution and marketing expense, (2) amortization of non-cash compensation expense, (3) amortization of intangibles (4) equity income or loss from USA's 5.44% interest in VUE, (5) pro forma adjustments and (6) one-time items, all net of tax and minority interest, where applicable.

  •
  Adjusted EPS—Adjusted Net Income divided by fully diluted shares outstanding, including restricted stock and restricted stock units issued without using the treasury method convention, as the denominator.

    Going forward, EBITA, Adjusted Net Income and Adjusted EPS are the primary measures of USA executive management to review the operating performance of the business units. These measures are prominently displayed in USA's 2003 budget presentation; the actual results received from the business units, and investor presentations by USA executive management. Furthermore, incentive compensation is directly linked to achieving EBITA and Adjusted Net Income targets. It is important to note that USA does not adjust for non-cash items because they are non-recurring, but rather because USA management excludes these items in reviewing the operating performance of the business units and the overall results of USA.

Discussion of Non-Cash Items

        Non-cash distribution and marketing refers to arrangements whereby the Company has secured distribution for its products and services in exchange for providing advertising and, in some cases, warrants to purchase stock in Hotels.com. Sufficient advertising to satisfy the existing obligations has been secured pursuant to an agreement with Universal TV (formerly USA Cable) related to the USA transaction with VUE. The warrants were issued predominately at the time of Hotels.com initial public offering. Current arrangements do not provide for cash payments to secure distribution.

        Prior to 2003, non-cash compensation has been a relatively small amount, but the Company began to expense stock based compensation in accordance with FASB Statement No. 123, measured as the fair value of the equity instruments, over their vesting terms. Restricted stock will account for the majority of stock based compensation, with the charge measured at the grant date and amortized ratably as non-cash compensation over the vesting term. Management views the true cost of restricted stock as the resulting dilution to common shareholders rather than the estimated fair value of the instrument that is used to record the expense. Consistent with management's view that the true cost is the dilution, for purposes of calculating Adjusted Net Income Per Share, all restricted shares are treated as outstanding in determining the weighted average shares outstanding, and the treasury method convention is not used to reduce the shares outstanding. Note that the amount of non-cash compensation will be impacted by the mergers of Ticketmaster, Expedia and Hotels.com, as the Company will expense the fair value of unvested stock options assumed at the respective merger dates over the remaining vesting term.

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

One-Time Items

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

Liquidity Measurements

Definition of Measurement that USA will Use

  •
  Free Cash Flow—Net Cash Provided by Operating Activities from continuing operations, less capital expenditures, investments to fund HSN International unconsolidated operations, net cash collected on behalf of clients by Ticketmaster, and preferred dividends. Free Cash Flow also includes cash received and tax payments made related to the VUE securities.

    Free Cash Flow is the primary measure of USA executive management to review the ability of the business units to convert operating performance into cash, which can then be used to support reinvestments in current operations, acquisitions, or other strategic purposes. This measure is prominently displayed in USA's 2003 budget presentation; the actual results received from the business units, and investor presentations by USA executive management.

Discussion of Elements of Computation

        Capital expenditures, taken directly from the cash flow statement, are utilized in the computation since they represent a significant portion of the Company's cash expenditures and are a direct reinvestment in the business units to increase future performance. The dividend on the preferred shares represents a financing decision by USA, so the dividend payments are treated similar to interest payments, which are included in operating cash flow. Funding to unconsolidated subsidiaries for operating purposes historically related to funding to HOT Networks, as each partner in the venture funded losses. Since HOT Networks was not consolidated, the funding was not reflected in operating cash flows. It is not expected that USA will continue to incur such costs, as HOT Networks is now consolidated and the Company's other joint ventures do not require significant cash funding. Net cash provided by operating activities includes Ticketmaster's net cash collections on behalf of clients. Management does not include Ticketmaster's net client cash collections in its analysis of available cash and it is therefore excluded from Free Cash Flow.

Reconciliation of Non-GAAP Measures to GAAP Measures

        USA believes that the most comparable GAAP measure is Net Cash Provided By Operations, which is the starting point of FCF.

Seasonality

        USA's businesses are subject to the effects of seasonality.

        USA believes seasonality impacts its Electronic Retailing segment but not to the same extent it impacts the retail industry in general.

        Ticketing operations revenues are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by the client. The second quarter of the year generally experiences the most ticket on-sales for events, although the Company believes that 2003 may be impacted due to the war, as more on-sales may have taken place in the first quarter.

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

NOTE 12—RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles operating profit (loss) to EBITA for the Company's industry segments (in millions):

	For the three months ended March 31, 2003:
	Operating profit (loss)	Amortization of non-cash items	HSN disengagement costs	One-time items(a)	Adjustments	EBITA
HSN-US	$18	$13	$4	$—	$—	$35
HSN-International	15	—	—	—	—	15
Ticketing	34	7	—	—	—	41
Personals	1	2	—	—	—	3
Local Services	(19)	12	—	—	—	(7)
PRC	—	—	—	—	—	—
ECS/Styleclick	(4)	—	—	—	—	(4)
Expedia	36	19	—	2	—	57
Hotels.com	27	6	—	—	—	33
Interval	11	6	—	—	—	17
TV Travel Shop	(4)	1	—	—	—	(3)
Interactive Development	(2)	1	—	—	—	(1)
Corporate expense and other adjustments	(20)	7	—	—	—	(13)
Intersegment Elimination	—	—	—	—	—	—

TOTAL	$93	$74	$4	$2	—	$173

	For the three months ended March 31, 2002:
	Operating profit (loss)	Amortization of non-cash items	HSN disengagement costs	One-time items	Adjustments(b)	EBITA
HSN-US	$21	$—	$11	$—	$—	$32
HSN-International	(6)	—	—	—	—	(6)
Ticketing	22	2	—	—	—	24
Personals	3	3	—	—	—	6
Local Services	(23)	13	—	—	—	(10)
PRC	(3)	—	—	—	—	(3)
ECS/Styleclick	(9)	—	—	—	—	(9)
Expedia	13	10	—	—	8	31
Hotels.com	19	6	—	—	—	25
Interval	—	—	—	—	—	—
TV Travel Shop	—	—	—	—	—	—
Interactive Development	—	—	—	—	—	—
Corporate expense and other adjustments	(13)	2	—	—	—	(11)
Intersegment Elimination	4	(4)	—	—	—	—

TOTAL	$28	$32	$11	$—	$8	$79

(a)
One-time items in 2003 are related to costs incurred by Expedia and Ticketmaster for investment banking, legal and accounting fees related directly to the mergers. Amounts represent costs incurred by Expedia and Ticketmaster for investment banking, legal and accounting fees related directly to the mergers. These costs were incurred solely in relation to the mergers, but may not be capitalized since Expedia and Ticketmaster were considered the targets in the transaction for accounting purposes. These costs do not directly benefit operations in any manner, would not normally be recorded by USA if not for the fact it already consolidated these entities, and are all related to the same transaction, as USA simultaneously announced its intention to commence its exchange offer for the companies in 2002. The majority of costs are for advisory services provided by investments bankers, and the amounts incurred in 2003 were pursuant to the same fee letters entered into by each company in 2002. Given these factors, USA believes it is appropriate to consider these costs as one-time.

(b)
Proforma adjustments represent the impact of USA's initial acquisition of a minority take in Expedia, which occurred in February 2002.

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

        At March 31, 2003, the Company's outstanding debt approximated $1.2 billion, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

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

        Foreign exchange gains and losses were not material to the Company's earnings for the three months ended March 31, 2003 and 2002. However, given the currency fluctuations in 2002 and 2003 and anticipated increases in the Company's operations in international markets, the Company is reviewing its strategy for hedging.

Equity Price Risk

        The Company has a minimal investment in equity securities of publicly traded companies. These investments, as of March 31, 2003, were considered available-for-sale, with the unrealized gain deferred as a component of shareholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its investment strategy.

        The Company has substantial investments in VUE as of March 31, 2003, including preferred interests valued at approximately $2 billion and common interests valued at $762 million. The Company has reviewed the carrying value of these investments, and believes they are reasonable.

Item 4. Controls and Procedures

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, personal injury, contract and other claims. The amounts that may be recovered in these matters may be subject to insurance coverage. Although amounts involved in such routine business litigation are not expected to be material to the financial position or operations of the Company, this litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could significantly affect the Company's business.

Tax-Related Litigation against Vivendi

        As previously disclosed in certain of the Company's SEC filings, including its filing on Form 10-K for the year ended December 31, 2002 (the "2002 10-K"), USA is involved in a tax-related dispute with Vivendi Universal, S.A. ("Vivendi"). On April 15, 2003, USA filed an action in the Delaware Chancery Court, captioned USA Interactive and USANi Sub LLC v. Vivendi Universal, S.A., USI Entertainment Inc., and Vivendi Universal Entertainment LLLP, No. CA-20260. This lawsuit arises out of the failure of Vivendi Universal Entertainment LLLP ("VUE"), a limited-liability limited partnership controlled by Vivendi, to pay to USA and its affiliates, as partners in VUE, certain cash tax distributions due to them over a period of years under the express terms of the partnership agreement that governs VUE.

        The partnership agreement provides that VUE "shall, as soon as practicable after the close of each taxable year, make cash contributions to each Partner in an amount equal to the product of (a) the amount of taxable income allocated to such Partner for such taxable year . . . and (b) the highest aggregate marginal statutory Federal, state, local and foreign income tax rate . . . applicable to any Partner." The partnership agreement also provides that taxable income of VUE is to be allocated to the partners, including USA and its affiliates, in a specified order, including amounts corresponding to the cash and pay-in-kind distributions on USA's and its affiliates' preferred interests in VUE, which represent a 5% annual return on those interests (the "Preferred Return"). The actual amount of cash distributions with respect to taxable income on the Preferred Return would depend on several factors, including the amount of VUE's earnings and federal, state, and local income tax rates. Assuming sufficient VUE earnings in each of the next twenty years and a discount rate of 7%, such cash distributions could have a present value to USA of up to approximately $620 million.

        The complaint in USA's lawsuit requests the court to declare that VUE is obligated to pay to USA and its affiliates cash tax distributions on the Preferred Return as they become due under the VUE partnership agreement, and to order VUE to make such payments. The defendants have until June 30, 2003 to respond to the complaint.

Litigation Relating to the USA/Expedia Merger Agreement

        As previously disclosed in certain of the Company's SEC filings, including the 2002 10-K, on March 19, 2003, USA and Expedia announced that they had entered into an agreement under which USA would acquire the shares of Expedia that it does not currently own in a stock-for-stock transaction. Under the agreement, Expedia shareholders would receive USA stock in accordance with an exchange ratio representing approximately a 30% premium, based upon the closing prices of USA and Expedia stock on March 18, 2003. The agreement was approved by Expedia's board of directors following the unanimous recommendation and approval of an independent special committee of the board.

        As previously disclosed by the Company, during the period from March 20 to April 2, 2003, five purported class actions on behalf of Expedia shareholders were filed in King County Superior Court in the state of Washington against Expedia, USA, and members of the board of directors of Expedia. The complaints in these actions allege, in essence, that the defendants breached their fiduciary duties to Expedia's public shareholders by entering into and/or approving the merger agreement, which allegedly does not reflect the true value of Expedia. The complaints seek to enjoin consummation of the transaction or, in the alternative, to rescind the transaction, as well as damages in an unspecified amount.

        In addition, as previously disclosed by the Company, on March 20, 2003, the plaintiffs in a consolidated action in King County Superior Court in the state of Washington, which had consolidated eight purported class actions on behalf of Expedia shareholders filed against Expedia, USA, and members of the board of directors of Expedia as a result of USA's announcement in June 2002 of its intention to enter into an Expedia acquisition transaction and had been dismissed without prejudice in November 2002, filed a notice of reinstatement of the action in the wake of the March 19, 2003 announcement of the USA/Expedia merger agreement. On April 17, 2003, the court, upon consent of the defendants, issued an order reinstating the consolidated action.

        On May 5, 2003, the court in the reinstated consolidated action, In re Expedia, Inc. Shareholder Litigation, No. 02-2-16669-5 SEA, issued an order, upon consent of the parties to the consolidated action and the parties to the five recently filed purported class actions, consolidating those five actions into the consolidated action.

        The Company believes that the allegations in the lawsuits in the consolidated action are without merit and will defend vigorously against them.

Litigation Relating to the USA/Hotels.com Merger Agreement

        As previously disclosed in certain of the Company's SEC filings, on April 10, 2003, USA and Hotels.com announced that they had entered into an agreement under which USA would acquire the shares of Hotels.com that it does not currently own in a stock-for-stock transaction. Under the agreement, Hotels.com shareholders would receive USA stock in accordance with an exchange ratio representing approximately a 20% premium, based on the closing prices of USA and Hotels.com stock on March 18, 2003, the day prior to the announcement of USA's merger agreement with Expedia. The agreement was approved by Hotels.com's board of directors following the unanimous recommendation and approval of an independent special committee of the board.

        As previously disclosed by the Company, on April 10, 2003, the day of the announcement of the USA/Hotels.com merger agreement, a purported class action on behalf of Hotels.com shareholders was filed in the Court of Chancery, New Castle County, State of Delaware, against Hotels.com, USA, and members of the board of directors of Hotels.com. Michael Garvey, on Behalf of Himself and All Others Similarly Situated v. Jonathan F. Miller et al., No. 20248-NC. Also on April 10, 2003, the plaintiff in a purported shareholder derivative action on behalf of Hotels.com against certain officers and directors of Hotels.com, which was pending in the District Court of Dallas, Texas, 160th Judicial District, prior to the announcement of the merger transaction and had originally asserted derivative claims relating to Hotels.com's pre-merger earnings guidance, filed an amended complaint to include class allegations regarding the merger transaction, Alex Solodovnikov, Derivatively on Behalf of Hotels.com v. Robert Diener et al., No. 03-02663. In addition, on April 17, 2003, the plaintiffs in a consolidated action pending in the Court of Chancery, New Castle County, State of Delaware, which had consolidated a number of purported class actions filed against Hotels.com, USA, and members of the board of directors of Hotels.com as a result of USA's announcement in June 2002 of its intention to enter into an Hotels.com acquisition transaction, filed a consolidated and amended class-action complaint, In re Hotels.com Shareholders Litigation, No. 16662-NC.

        The complaints in the two Delaware actions and the class allegations in the complaint in the Texas action allege, in essence, that the defendants breached their fiduciary duties to Hotels.com's public shareholders by entering into and/or approving the merger agreement, which allegedly does not reflect the true value of Hotels.com. The complaints seek to enjoin consummation of the transaction or, in the alternative, to rescind the transaction, as well as damages in an unspecified amount.

        As previously disclosed by the Company, on April 18, 2003, the Texas action was removed to the United States District Court for the Northern District of Texas. On May 2, 2003, the plaintiff in this action filed a motion to remand the case to state court.

        The Company believes that the allegations in these lawsuits are without merit and will defend vigorously against them.

HSN Consumer Class Action Litigations

        Illinois.    In the state-wide class action pending in Illinois Circuit Court and arising out of the sale of allegedly defective personal computers, Bruce Tompkins et al. v. Proteva, Inc. et al., No. 99 CH 12013, as reported in the 2002 10-K, on July 14, 2002, HSN filed a motion for summary judgment. On March 7, 2003, the court denied HSN's motion.

        Florida.    In the purported class action pending in Florida Circuit Court and arising out of the sale of allegedly defective personal computers, Susan DiCicco, on Behalf of Herself and All Others Similarly Situated v. Home Shopping Network, Inc. et ano., No. 02-3625-CI-19, reported in the 2002 10-K, the parties are currently engaged in discovery.

        The Company believes that the allegations against HSN in these lawsuits are without merit and will continue to defend vigorously against them.

Tickets.com Litigation

        In Ticketmaster's litigation against Tickets.com in the United States District Court for the Central District of California, previously reported in the 2002 10-K, Ticketmaster Corporation et ano. v. Tickets.com, Inc., No. 99-07654, on April 10, 2003, Tickets.com filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the district court's March 3, 2003 order granting Ticketmaster's motion for summary judgment dismissing all of Tickets.com's counterclaims alleging violation of federal and state antitrust laws. Ticketmaster elected not to file a notice of appeal from the district court's March 3, 2003 order granting Tickets.com's motion for summary judgment dismissing all of Ticketmaster's claims against Tickets.com with the exception of Ticketmaster's claim for breach of contract. Ticketmaster remains able to file its breach-of-contract claim against Tickets.com in state court.

Ticketmaster Class Action Litigations Related to Magazine Sales

        Michigan.    In the litigation in the Michigan Circuit Court previously reported in the 2002 10-K, Glenn R. Matecun, on Behalf of Himself and All Others Similarly Situated v. Ticketmaster L.L.C. and Time Inc., No. 01-3573 CP, on May 6, 2003, the parties reached an agreement to settle the case on terms that are not material to Ticketmaster or the Company. The parties are in the process of preparing appropriate settlement documents for submission to the court for approval.

        California.    In the litigation in the California Superior Court previously reported in the 2002 10-K, Rupert Fowler, an Individual, on Behalf of the General Public v. Ticketmaster Corporation, Time Inc., and Does 1-100, Inclusive, No. 410588, on April 4, 2003, the parties reached an agreement to settle the case on terms that are not material to Ticketmaster or the Company. The parties are in the process of preparing appropriate settlement documents.

Securities Litigation Involving Hotels.com

        In the purported class-action lawsuits and related shareholder derivative actions filed in Texas in the wake of Hotels.com's January 6, 2003 downward revision of its guidance for the fourth quarter of 2002, reported in the 2002 10-K, on April 18, 2003, the United States District Court for the Northern District of Texas issued an order, on consent of the parties, consolidating the four purported class-action lawsuits that had been filed in that court into a single action, In re Hotels.com Securities Litigation, No. 3-03CV00069. In addition, on March 10, 2003 and April 18, 2003, respectively, the two shareholder derivative actions, Anita Pomilio Wilson, Derivatively on Behalf of Nominal Defendant Hotels.com v. Elan J. Blutinger et al., No. 03-00349, and Alex Solodovnikov, Derivatively on Behalf of Hotels.com v. Robert Diener et al., No. 03-02663, were removed from state court to the United States District Court for the Northern District of Texas. On May 2, 2003, the plaintiff in the Solodovnikov case filed a motion to remand the case to state court.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

Exhibit Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of March 18, 2003, by and among USA Interactive, Equinox Merger Corp. and Expedia.	Exhibit 2.1 to USA's Current Report on Form 8-K, filed on March 19, 2003.
3.1	Restated Certificate of Incorporation of USA.	Exhibit 3.1 to USA's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
3.2	Amendment to Restated Certificate of Incorporation of USA.	Exhibit A the USA's Definitive Information Statement, filed on November 19, 2001.
3.3	Certificate of Ownership and Merger Merging Taiwan Travel, Inc. into USA Networks, Inc.	Exhibit 3.3 to USA's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.
3.4	Amended and Restated ByLaws of USA.	Exhibit 99.1 to USA's Current Report on Form 8-K, filed on September 20, 2002.
99.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
99.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

†
Filed herewith.

(b)
Reports on Form 8-K filed during the quarter ended March 31, 2003.

        On January 21, 2003, USA filed a report on Form 8-K reporting under Item 2, Acquisition or Disposition of Assets, announcing that it had completed its acquisition of the outstanding shares of Ticketmaster that it did not already own and attaching its press release.

        On February 7, 2003, USA filed a report on Form 8-K reporting under Item 5, other Events and Regulation FD Disclosure, attaching a press release announcing its results for the quarter ended December 31, 2002 and forward-looking financial information and under Item 9, Regulation FD Disclosure, attaching supplemental information.

        On February 12, 2003, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, to disclose that it had been advised that Vivendi Universal entered into an agreement to sell 28 million warrants to purchase shares of USA common stock.

        On February 12, 2003, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, attaching Unaudited Pro Forma Combined Condensed Financial Information related to USA's completion of the acquisition of the outstanding shares of Ticketmaster that it did not already own.

        On February 26, 2003, USA filed two reports on Form 8-K reporting under Item 9, Regulation FD Disclosure, each attaching investor presentation materials.

        On March 19, 2003, USA furnished a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, relating to USA's announcementhat it had entered into an Agreement and Plan of Merger with Expedia.

        On March 25, 2003, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, attaching Unaudited Pro Forma Combined Condensed Financial Information related to the previously announced pending merger with Expedia.

        On March 26, 2003, USA filed a report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, relating to USA's announcement of the completion of its merger with Entertainment Publications, Inc. and attaching Amendment No. 2 to the Merger Agreement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2003

USA INTERACTIVE
By:	/s/ BARRY DILLER Barry Diller Chairman and Chief Executive Officer
Name	Title	Date

/s/ BARRY DILLER Barry Diller	Chairman of the Board and Chief Executive Officer	May 15, 2003
/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 15, 2003
/s/ WILLIAM J. SEVERANCE William J. Severance	Vice President and Controller (Chief Accounting Officer)	May 15, 2003

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

          6.     The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

          6.     The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: May 15, 2003

/s/ DARA KHOSROWSHAHI Dara Khosrowshahi Executive Vice President and Chief Financial Officer

QuickLinks

USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
USA INTERACTIVE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
USA INTERACTIVE AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
PART II—OTHER INFORMATION
SIGNATURES
CERTIFICATIONS