Form 10-Q
period 2003-06-30
INTERACTIVECORP
filed 2003-08-12
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on August 12, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-20570

InterActiveCorp
(Formerly USA Interactive)
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of August 8, 2003, the following shares of the Registrant's common stock were outstanding:

Common Stock, including 505,037 shares of restricted stock	661,299,767
Class B Common Stock	64,629,996

Total outstanding Common Stock	725,929,763

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 8, 2003 was $18,342,990,651. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands)
Product sales	$564,022	$446,672	$1,095,421	$909,114
Service revenue	962,489	660,396	1,817,824	1,156,615

Net revenue	1,526,511	1,107,068	2,913,245	2,065,729
Cost of sales-product sales	318,628	279,484	638,000	581,226
Cost of sales-service revenue	521,028	394,367	988,538	697,709

Gross profit	686,855	433,217	1,286,707	786,794
Selling and marketing	224,627	157,046	415,354	299,040
General and administrative	168,297	91,068	322,969	163,448
Other	34,499	17,488	58,889	36,472
Amortization of cable distribution fees	14,837	13,064	28,789	26,064
Amortization of non-cash distribution and marketing expense	12,726	10,105	23,215	17,069
Amortization of non-cash compensation expense	14,431	3,328	24,642	7,072
Amortization of intangibles	55,558	29,876	107,714	50,977
Depreciation	41,697	40,621	83,859	77,783
Restructuring charges	—	22,934	—	22,934
Goodwill impairment	—	22,247	—	22,247
Merger costs	8,429	—	10,525	—

Operating profit	111,754	25,440	210,751	63,688
Other income (expense):
Interest income	44,526	28,385	84,356	35,150
Interest expense	(22,340)	(9,877)	(46,618)	(21,270)
Equity in gains (losses) of VUE	4,258	—	(239,018)	—
Equity in losses in unconsolidated subsidiaries and other expenses	(171)	(103,731)	(2,050)	(115,862)

Total other income (expense), net	26,273	(85,223)	(203,330)	(101,982)

Earnings (loss) from continuing operations before income taxes and minority interest	138,027	(59,783)	7,421	(38,294)
Income tax benefit (expense)	(51,683)	(11,717)	2,491	(28,144)
Minority interest	(28,415)	(15,289)	(54,142)	(12,070)

Earnings (loss) from continuing operations before cumulative effect of accounting change	57,929	(86,789)	(44,230)	(78,508)
Gain on contribution of USA Entertainment to VUE, net of tax	—	2,378,311	—	2,378,311
Discontinued operations, net of tax	38,265	(17,682)	33,628	(63)

Earnings (loss) before cumulative effect of accounting change	96,194	2,273,840	(10,602)	2,299,740
Cumulative effect of accounting change, net of tax	—	—	—	(461,389)

Earnings (loss) before preferred dividends	96,194	2,273,840	(10,602)	1,838,351
Preferred dividend	(3,264)	(3,264)	(6,528)	(5,231)

Net income (loss) available to common shareholders	$92,930	$2,270,576	$(17,130)	$1,833,120

Income (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.10	$(0.22)	$(0.10)	$(0.21)
Diluted earnings (loss) per share from continuing operations	$0.09	$(0.22)	$(0.11)	$(0.22)
Basic earnings (loss) per share before cumulative effect of accounting change	$0.17	$5.51	$(0.03)	$5.70
Diluted earnings (loss) per share before cumulative effect of accounting change	$0.16	$5.51	$(0.04)	$5.70
Basic earnings (loss) per share	$0.17	$5.51	$(0.03)	$4.55
Diluted earnings (loss) per share	$0.16	$5.51	$(0.04)	$4.55

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,142,943	$3,077,410
Restricted cash equivalents	38,754	40,696
Marketable securities	1,822,877	849,762
Accounts and notes receivable, net of allowance of $25,247 and $29,036, respectively	375,825	308,377
Inventories, net	204,299	192,751
Deferred tax assets	120,750	2,007
Other current assets, net	145,556	143,140

Total current assets	5,851,004	4,614,143
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment	596,781	542,998
Buildings and leasehold improvements	147,735	141,063
Furniture and other equipment	150,420	137,388
Land	16,071	15,802
Projects in progress	28,972	20,487

	939,979	857,738
Less accumulated depreciation and amortization	(493,521)	(427,491)

Total property, plant and equipment	446,458	430,247
OTHER ASSETS
Goodwill	7,333,240	5,997,842
Intangible assets, net	1,747,683	1,258,070
Long-term investments	1,392,565	1,582,182
Preferred interest exchangeable for common stock	1,428,530	1,428,530
Cable distribution fees, net	146,573	167,249
Note receivables and advances, net of current portion ($8,694 and $13,365, respectively, from related parties)	13,040	19,090
Deferred charges and other, net	146,882	156,199
Net non-current assets of discontinued operations	7,649	61,908

Total other assets	12,216,162	10,671,070

TOTAL ASSETS	$18,513,624	$15,715,460

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
	(In Thousands, except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$1,531	$24,957
Accounts payable, trade	449,956	325,720
Accounts payable, client accounts	194,548	131,348
Cable distribution fees payable	35,311	39,107
Deferred revenue	508,013	264,759
Income tax payable	97,312	177,019
Other accrued liabilities	686,499	553,833
Net current liabilities of discontinued operations	16,838	16,634

Total current liabilities	1,990,008	1,533,377
Long-Term Obligations, net of current maturities	1,191,522	1,211,145
Other Long-Term Liabilities	117,691	91,012
Deferred Income Taxes	2,373,950	2,385,006
Minority Interest	385,892	1,134,927
Common Stock Exchangeable For Preferred Interest	1,428,530	1,428,530
Shareholders' Equity
Preferred stock—$.01 par value; authorized 100,000,000 shares; issued and outstanding 13,118,182	131	131
Common stock—$.01 par value; authorized 1,600,000,000 shares; issued 547,768,873 and 392,334,359 shares respectively, and outstanding 538,810,667 and 385,698,610 shares, respectively, including 506,703 and 441,169 of restricted stock, respectively	5,383	3,852
Class B convertible common stock $.01 par value; authorized 400,000,000 shares; issued and outstanding 64,629,996	646	646
Additional paid-in capital	9,105,133	5,941,141
Retained earnings	2,105,481	2,122,611
Accumulated other comprehensive income	41,061	15,697
Treasury stock—8,958,206 and 6,635,749 shares, respectively	(226,806)	(147,617)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	11,026,031	7,931,463

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,513,624	$15,715,460

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Total	Preferred Stock		Common Stock		Class B Convertible Common Stock		Addit. Paid-in Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income	Treasury Stock	Note Receivable from key executive for common stock issuance
		$	Shares	$	Shares	$	Shares
	(In Thousands)
Balance as of December 31, 2002	$7,931,463	$131	13,118	$3,852	385,699	$646	64,630	$5,941,141	$2,122,611	$15,697	$(147,617)	$(4,998)
Comprehensive income:
Net income for the six months ended June 30, 2003	(10,602)	—	—	—	—	—	—	—	(10,602)	—	—
Increase in unrealized gains in available for sale securities	13,781	—	—	—	—	—	—	—	—	13,781	—
Foreign currency translation	11,583	—	—	—	—	—	—	—	—	11,583	—

Comprehensive income	14,762
Issuance of securities in connection with the Ticketmaster merger	875,587	—	—	455	45,471	—	—	875,132	—	—	—
Issuance of securities in connection with the Hotels.com merger	1,180,675	—	—	443	44,315	—	—	1,180,232	—	—	—
Issuance of securities in connection with the uDate transaction	132,892	—	—	55	5,480	—	—	132,837	—	—	—
Issuance of securities in connection with the Liberty preemptives	1,103,697	—	—	469	46,866	—	—	1,103,228
Issuance of common stock upon exercise of stock option and restricted stock	167,537	—	—	133	13,302	—	—	167,404	—	—	—
Income tax benefit related to stock options exercised	112,557	—	—	—	—	—	—	112,557	—	—	—
Purchase of warrants	(407,398)	—	—	—	—	—	—	(407,398)
Dividend on preferred stock	(6,528)	—	—	—	—	—	—	—	(6,528)	—	—
Purchase of treasury stock	(79,213)	—	—	(24)	(2,322)	—	—	—	—	—	(79,189)

Balance as of June 30, 2003	$11,026,031	$131	13,118	$5,383	538,811	$646	64,630	$9,105,133	$2,105,481	$41,061	$(226,806)	$(4,998)

        Accumulated other comprehensive income is comprised of unrealized gains on available for sale securities of $17,236 and $3,455 at June 30, 2003 and December 31, 2002, respectively, and foreign currency translation adjustments of $23,825 and $12,242 at June 30, 2003 and December 31, 2002, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June,
	2003	2002
	(In Thousands)
Cash flows from operating activities:
Loss from continuing operations before cumulative effect of accounting change	$(44,230)	$(78,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	191,573	128,760
Goodwill impairment	—	22,247
Amortization of non-cash distribution and marketing expense	23,215	17,069
Amortization of non-cash compensation expense	24,642	7,072
Amortization of cable distribution fees	28,789	26,064
Amortization of deferred financing costs	1,076	343
Deferred income taxes	(34,524)	19,634
Loss on retirement of bonds	2,502	1,970
Gain on sale of investment	(3,106)	—
Equity in losses of unconsolidated affiliates	237,770	114,853
Non-cash interest income	(17,699)	(5,732)
Minority interest	54,142	12,070
Increase in cable distribution fees	(14,983)	(31,727)
Changes in current assets and liabilities:
Accounts receivable	(24,639)	72,308
Inventories	7,517	3,569
Accounts payable	115,521	(15,705)
Accrued liabilities	111,989	(773)
Deferred revenue	278,521	110,543
Cash collected on behalf of clients, net	23,666	29,731
Other, net	(23,002)	4,751

Net Cash Provided By Operating Activities	938,740	438,539
Cash flows from investing activities:
Acquisitions and deal costs, net of cash acquired	(394,150)	94,325
Capital expenditures	(86,978)	(73,024)
Recoupment of advance to Universal	—	39,422
Increase in long-term investments and notes receivable	(15,710)	26,521
Purchase of marketable securities, net of redemptions	(973,690)	(293,008)
Proceeds from VUE transaction	—	1,618,710
Proceeds from sale of broadcast stations	—	589,625
Other, net	4,456	(20,742)

Net Cash Provided By (Used in) Investing Activities	(1,466,072)	1,981,829
Cash flows from financing activities:
Borrowings	—	15,639
Principal payments on long-term obligations	(26,627)	(12,104)
Purchase of treasury stock by IAC and subsidiaries	(177,665)	(5,275)
Payment of mandatory tax distribution to LLC partners	—	(154,083)
Repurchase of bonds	(35,809)	(39,451)
Purchase of Vivendi warrants	(407,398)	—
Proceeds from sale of subsidiary stock, including stock options	44,697	51,946
Proceeds from issuance of common stock and LLC shares	1,270,409	125,685
Dividend	(6,528)	(3,658)
Other, net	(635)	(49)

Net Cash Provided By (Used In) Financing Activities	660,444	(21,350)
Net Cash Used In Discontinued Operations	(80,227)	(165,640)
Effect of exchange rate changes on cash and cash equivalents	12,648	7,880

Net Increase In Cash and Cash Equivalents	65,533	2,241,258
Cash and Cash Equivalents at Beginning of Period	3,077,410	978,376

Cash And Cash Equivalents at End of Period	$3,142,943	$3,219,634

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 ORGANIZATION

  GENERAL

        IAC/InterActiveCorp, formerly USA Interactive, is comprised of the following operating businesses: Expedia, Inc., which oversees Interval International and TV Travel Shop; Hotels.com; HSN; Ticketmaster, which oversees Evite and ReserveAmerica; Match.com, which oversees uDate.com; Entertainment Publications; Citysearch; and Precision Response Corporation. The goal of the Company is to be the world's largest and most profitable interactive commerce company by pursuing a multi-brand strategy.

Travel Services

        Expedia is a leading online travel agency in the United States, offering travel services provided by approximately 450 airlines, approximately 43,000 lodging properties, all major car rental companies, numerous cruise lines, and multiple-destination service providers such as restaurants, attractions and tour providers. In addition to Expedia.com, Expedia also operates localized versions (either alone or through joint ventures) in the United Kingdom, France, Germany, Italy, Netherlands and Canada. Expedia entered the U.S. corporate travel market through the acquisition of Metropolitan Travel in July 2002. On August 8, 2003, the Company completed its acquisition of all of the outstanding shares of Expedia that it did not already own. See "Recent Developments."

        Hotels.com is a leading provider of discount hotel accommodations worldwide, providing service through its own websites, including hotels.com, its toll-free call centers, and through third-party marketing and distribution agreements. Hotels.com provides accommodations to travelers in hundreds of cities in North America, Europe, the Caribbean and Asia. On June 23, 2003, the Company completed its acquisition of all of the outstanding shares of Hotels.com that it did not already own. See "Recent Developments."

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

Electronic Retailing

        Home Shopping Network U.S. ("HSN U.S.") consists primarily of the HSN television network, HSN.com, and the America's Store television network. HSN sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs. HSN operates two retail sales programs in the United States, each 24 hours a day, seven days a week: HSN and America's Store. HSN.com serves as an alternative store front that allows consumers to shop for merchandise from HSN's inventory, rather than just viewing the current product offering on HSN's television programming. HSN.com also offers additional inventory that is not available on HSN's television programming.

        HSN International consists primarily of Home Shopping Europe, AG ("HSE-Germany") and EUVÍA Media AG & Co. KG ("EUVÍA"). HSE-Germany operates a German-language home shopping business that is broadcast 24 hours a day to households in Germany, Austria and Switzerland.

EUVÍA, in which IAC owns 48.6%, operates two businesses, "Neun Live," a game-show oriented television channel, and a travel-oriented shopping television channel under the brand name "Sonnenklar." HSN also includes IAC's minority interests in home shopping businesses in China and Japan.

Ticketing

        Ticketing consists primarily of Ticketmaster, ticketmaster.com and ReserveAmerica. Ticketmaster and ticketmaster.com provide automated ticketing services via the Internet, telephone and retail outlets and serve many of the foremost venues, entertainment facilities, promoters and professional sports franchises in the U.S.A. and in the U.K., Australia, Norway, Denmark, the Netherlands, Canada, Mexico and Ireland. ReserveAmerica is a leading provider of outdoor recreation reservation services and software to United States federal and state agencies for camping activities, recreation ticketing and other access privileges to public land attractions. IAC completed its acquisition of all of the outstanding shares of Ticketmaster that it did not already own on January 17, 2003. See "Recent Developments."

Personals

        Personals consists primarily of Match.com and uDate.com. Match.com, uDate.com and their networks served approximately 858,000 subscribers as of June 30, 2003, and offer single adults a convenient and private environment for meeting other singles through its own websites, as well as through its affiliate network which includes the AOL and MSN internet portals. IAC acquired uDate.com on April 4, 2003. See "Recent Developments."

Local Services

        Local Services currently consist of Citysearch, Entertainment Publications Inc. and Evite.com. Citysearch is a network of online local city guide sites that offer up-to-date local content for major cities in the United States and abroad. It also features a leading directory of local businesses in the United States and provides millions of listings, including local events, organizations and businesses. Entertainment Publications is a leading marketer of coupon books, discounts and merchant promotions, serving more than 160 major markets and doing business with tens of thousands of local merchants and national retailers. The Company's main membership product, the Entertainment® Book, contains discount offers from local and national restaurants and hotels, leading national retailers, and other merchants specializing in leisure activities. Entertainment Publications has also begun to market a digital alternative to the Entertainment® Book, which enables consumers to print offers directly from the entertainment.com website. IAC acquired Entertainment Publications on March 25, 2003. See "Recent Developments." In addition to providing a free online invitation service, Evite.com offers reminder services, polling, electronic payment collection, photo sharing and maps.

Precision Response Corporation

        Precision Response Corporation ("PRC" or "Precision Response") provides outsourced consumer care services, managing customer relationships for both large corporations and internet-focused companies for over 20 years. PRC offers an integration of teleservices, e-commerce customer care services, information, technology and fulfillment services as part of a one-stop solution. PRC has developed proprietary Customer Relationship Management (CRM) technology for consumer care. Through its subsidiaries, Access Direct and Hancock, PRC also provides outbound business to consumer and business to business services.

Recent Developments

        On January 17, 2003, the Company completed its acquisition of all of the outstanding shares of Ticketmaster that it did not already own. The acquisition was accomplished by the merger of a wholly owned subsidiary of IAC with Ticketmaster, with Ticketmaster surviving as a wholly owned subsidiary of IAC. In the merger, each outstanding share of Ticketmaster Class A common stock and Ticketmaster Class B common stock (other than shares held by IAC, Ticketmaster and their subsidiaries) was converted into the right to receive 0.935 of a share of IAC common stock. IAC issued an aggregate of approximately 45.5 million shares of IAC common stock, and assumed approximately 8.9 million stock options and 4.2 million warrants in the merger. Shares of Ticketmaster Class B common stock, which prior to the merger traded on the Nasdaq National Market under the symbol "TMCS," ceased trading as of the close of the market on January 17, 2003. See Note 3 for further discussion. See Note 3 for further discussion.

        On March 25, 2003, IAC completed its acquisition of Entertainment Publications, originator of the popular Entertainment® book. IAC purchased Entertainment Publications from a group of investors led by The Carlyle Group, the global private equity firm.

        On April 4, 2003, IAC completed its acquisition of uDate.com, Inc., a global online personals group which provides dating and matchmaking services. At closing, IAC issued approximately 5.5 million shares of IAC common stock in exchange for uDate shares, options and warrants, and paid certain uDate expenses incurred in the transaction.

        On June 23, 2003, the Company completed its acquisition of the outstanding shares of Hotels.com that it did not already own. The acquisition was accomplished by the merger of a wholly owned subsidiary of IAC with Hotels.com, with Hotels.com surviving as the wholly owned subsidiary of IAC. In the merger, each outstanding share of Hotels.com Class A common stock (other than shares held by IAC, Hotels.com and their subsidiaries) was converted into the right to receive 2.4 shares of IAC common stock. IAC issued an aggregate of approximately 44.3 million shares of IAC common stock, assumed approximately 6.4 million stock options and 5.1 million warrants and assumed 0.3 million restricted share units in the merger. Shares of Hotels.com Class A common stock, which prior to the merger traded on the Nasdaq National Market under the symbol "ROOM", ceased trading as of the close of the market on June 20, 2003. See Note 3 for further discussion.

        On August 8, 2003, the Company completed its acquisition of the outstanding shares of Expedia that it did not already own. The acquisition was accomplished by the merger of a wholly owned subsidiary of IAC with Expedia, with Expedia surviving as the wholly owned subsidiary of IAC. In the merger, each outstanding share of Expedia Class A common stock (other than shares held by IAC, Expedia and their subsidiaries) was converted into the right to receive 1.93875 shares of IAC common stock. IAC issued an aggregate of approximately 100.8 million shares of IAC common stock, assumed approximately 36.9 million stock options, issued warrants to acquire 24.5 million shares of IAC common stock and assumed 1.1 million restricted share units in the merger. Shares of Expedia Class A common stock, which prior to the merger traded on the Nasdaq National Market under the symbol "EXPE", ceased trading as of the close of the market on August 8, 2003. See Note 3 for further discussion.

        On August 8, 2003, the Company completed its acquisition of all of the outstanding capital stock of LendingTree, Inc. in a stock-for-stock transaction. In the acquisition, LendingTree shareholders received 0.6199 of a share of IAC common stock for each share of LendingTree common stock that they owned and LendingTree preferred stockholders received the same merger consideration, on an as-converted basis. IAC issued an aggregate of approximately 18.8 million shares of IAC common stock, and assumed approximately 3.4 million stock options in the merger. Shares of LendingTree common stock, which prior to the merger traded on the Nasdaq National Market under the symbol "TREE", ceased trading as of the close of the market on August 8, 2003.

Discontinued Operations

        In the second quarter of 2003, certain of the Company's businesses, consisting of USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. Accordingly, the results of operations and statement of position of these businesses are presented as discontinued operations. In addition, through May 7, 2002, the Company's results included the USA Entertainment Group, consisting of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. The USA Entertainment Group was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002 (the "VUE Transaction"). As a result, the results of operations and statement of position of USA Entertainment are presented as a discontinued operation. The net gain on contribution of the USA Entertainment Group to VUE for the three and six months ended June 30, 2002 was $2.4 billion. The net income (loss) related to these discontinued businesses for the three months ended June 30, 2003 and 2002 was $38.3 million and ($17.7 million), respectively, net of tax, and the net income (loss) related to these discontinued businesses for the six months ended June 30, 2003 and 2002 was $33.6 million and ($0.1 million), respectively, net of tax. The 2003 results were due primarily to a tax benefit realized for the discontinued operations in the second quarter of 2003.

Basis of Presentation

        The interim Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 2002.

        In the opinion of the Company, all adjustments necessary for a fair presentation of such Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's audited Consolidated Financial Statements and Notes thereto, which can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

New Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Effective January 1, 2003, we have adopted this statement and the application of SFAS 146 has not had a material effect on our consolidated financial position or results of operations.

Guarantor's Accounting and Disclosure Requirements for Guarantees

        In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 will significantly change current practice in the accounting for and disclosure of guarantees. Under FIN 45, guarantees are broadly defined to include, among others, product warranties, indemnification provisions, and standby letters of credit. Guarantees meeting the characteristics described in FIN 45, which are not included in a long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Effective January 1, 2003, we have adopted the disclosure and initial recognition and initial measurement provisions of FIN 45 and the application of FIN 45 has not had a material effect on our consolidated financial position or results of operations.

Accounting by Reseller for Cash Consideration Received From a Vendor

        In November 2002, the EITF reached a consensus on Issue 1 of Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This consensus provides guidance on the circumstances under which cash consideration received from a vendor by a reseller should be considered: (a) an adjustment of the prices of the vendor's products or services and, therefore, characterized as a reduction of cost of sales when recognized in the reseller's income statement, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the reseller's income statement. The consensus is effective for arrangements entered into after December 31, 2002. Effective January 1, 2003, we have adopted this consensus and the application of EITF Issue No. 02-16 has not had a material effect on our consolidated financial position or results of operations.

Consolidation of Variable Interest Entities

        In January 2003, the FASB issued Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 will significantly change current practice in the accounting for and disclosure of variable interest entities. Under FIN 46, a business enterprise that has a controlling financial interest in a variable interest entity would include the variable interest entity's assets, liabilities and results of operations in their consolidated financial statements. This Interpretation is different from the general current practice of consolidating only those entities in which an enterprise has a controlling voting interest. The requirements of FIN 46 are effective for financial statements of interim or annual periods beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 and immediately for all variable interest entities created after January 31, 2003. We are currently assessing the impact of the provisions of FIN 46 and we believe that the application of FIN 46 will not have a material effect on our consolidated financial position or results of operations.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of FASB Statement No. 123 (SFAS 123). The transition guidance and annual disclosure provisions are effective for financial reports containing financial statements for fiscal year ending after December 15, 2002. The Company will provide expense for stock based compensation on a prospective basis, and will continue to provide pro forma information in the notes to financial statements to provide the results as if SFAS 123 had been adopted in previous years. The Company intends to issue restricted stock units that will vest in future periods instead of stock options, although the Company may issue some stock options to employees of certain subsidiaries in 2003 as it completes the transition to 100% restricted stock. For restricted stock units issued, the accounting charge is measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

        The following table illustrates the effect on earnings (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	(In Thousands, except per share data)
Net income (loss) available to common shareholders, as reported	$92,930	$2,270,576	$(17,130)	$1,833,120
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7,427	1,763	12,763	4,166
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,032)	(27,527)	(53,960)	(106,640)

Pro forma net income (loss)	$73,325	$2,244,812	$(58,327)	$1,730,646

Income (loss) per share:
Basic as reported	$0.17	$5.51	$(0.03)	$4.55

Basic pro forma	$0.14	$5.44	$(0.11)	$4.30

Diluted as reported	$0.16	$5.51	$(0.04)	$4.55

Diluted pro forma	$0.12	$5.44	$(0.12)	$4.29

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

        Pro forma information regarding net income and earnings per share is required by SFAS 148. The information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002: risk-free interest rates of 2.78% in 2003 and 2.78% in 2002; a dividend yield of zero; a volatility factor of 50% and 50%, respectively, based on the expected market price of IAC common stock based on historical trends; and a weighted-average expected life of the options of five years.

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

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and marketable securities. Cash equivalents and marketable securities are of high-quality short to intermediate term agency securities and corporate debt securities, all of which are maintained with high credit quality financial institutions. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.

Derivative Instruments

        The Company recognizes all derivative instruments on the balance sheet at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the statement of operations or other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of operations when the hedged transaction affects earnings. For derivatives recognized as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations. All of the Company's derivative instruments entered into to date have been designated as a hedge of the Company's exposure to changes in fair value of recognized assets or liabilities or as a hedge of the Company's exposure to variability in expected future cash flows of recognized assets or liabilities.

Reclassifications

        Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2003 presentation. The results of operations and statements of position of the USA Entertainment Group, ECS, Styleclick and Avaltus have been classified as discontinued operations for all periods presented.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

        See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a summary of all significant matters relating to accounting policies.

NOTE 3 BUSINESS ACQUISITIONS

Ticketmaster Merger

        On January 17, 2003, IAC completed its merger with Ticketmaster. Prior to the merger, IAC owned approximately 66% of the outstanding equity of Ticketmaster. IAC issued approximately 45.5 million shares of IAC common stock to Ticketmaster security holders based on an exchange ratio of 0.935 of a share of IAC common stock for each share of Ticketmaster common stock. IAC also assumed options to acquire approximately 8.9 million shares of IAC common stock and warrants to acquire approximately 4.2 million shares of IAC common stock, in each case based on an exchange ratio of 0.935. The price used to value the securities is $17.918, which is the average of the closing prices of IAC common stock on the two trading days prior to, the day of, and the two trading days following the announcement of the Ticketmaster merger. The total value of securities issued was $900.4 million. The Company has recorded $27.2 million of unearned compensation, which is the estimated impact of unvested stock options and warrants as of the Ticketmaster merger date, at their fair value. The excess of the merger consideration over minority interest acquired, deferred taxes and deferred compensation is $524.5 million. IAC obtained a preliminary independent valuation of the assets and liabilities acquired, including the identification of intangible assets other than goodwill, which identified $694.5 million of intangible assets other than goodwill. IAC recorded 34% of this amount, or $236.1 million, representing the incremental ownership acquired in the transaction. The unallocated excess of acquisition costs over net assets acquired of $288.4 million was allocated to goodwill. Intangible assets with definite lives will be amortized over a period of 3 to 7 years, and include technology, distribution agreements, and venue and promotor contracts.

Expedia Merger

        On August 8, 2003, IAC completed its merger with Expedia. Prior to the merger, IAC owned approximately 60% of the outstanding equity of Expedia. IAC issued approximately 100.8 million shares of common stock to Expedia security holders based on an exchange ratio of 1.93875 of a share of IAC common stock for each security in Expedia common stock. IAC also assumed options to acquire 36.9 million shares of IAC common stock, issued warrants to acquire 24.5 million shares of IAC common stock and assumed 1.1 million restricted share units. The price used to value the securities is $26.47, which is the average of the closing prices of IAC common stock on the two trading days prior to, the day of, and the two trading days following the announcement of the Expedia merger. The total value of securities issued was $3.9 billion. The Company has estimated $475.3 million of unearned compensation, which is the estimated impact of unvested stock options and warrants as of the Expedia merger date, at their fair value. The excess of the merger consideration over minority interest acquired, deferred taxes and deferred compensation is $3.4 billion. IAC obtained an independent valuation of the assets and liabilities acquired, including the identification of intangible assets other than goodwill, in conjunction with the acquisition of Expedia in 2002. The Company is currently in the process of updating this valuation, which identified $545.0 million of intangible assets other than goodwill, and will record such intangibles based upon the percentage of Expedia acquired in the merger.

Hotels.com Merger

        On June 23, 2003 IAC completed its merger with Hotels.com. Prior to the merger, IAC owned approximately 68% of the outstanding equity of Hotels.com. IAC issued 44.3 million shares of IAC common stock to Hotels.com security holders based on an exchange ratio of 2.4 of a share of IAC common stock for each security in Hotels.com common stock. IAC also assumed options to acquire 6.4 million shares of IAC common stock, issued warrants to acquire 5.1 million shares of IAC common stock and assumed 0.3 million restricted share units in the merger. The price used to value the securities is $26.174, which is the average of the closing prices of IAC common stock on the two trading days prior to, the day of, and the two trading days following the announcement of the Hotels.com merger. The total value of securities issued was $1.3 billion. The Company has estimated $95.7 million of unearned compensation, which is the estimated impact of unvested stock options and warrants as of the Hotels.com merger date, at their fair value. The excess of the merger consideration over minority interest acquired, and deferred compensation is $911.5 million. IAC obtained a preliminary independent valuation of the assets and liabilities acquired, including the identification of intangible assets other than goodwill, which identified $672.8 million of intangible assets other than goodwill. IAC recorded approximately 32% of this amount, or $219.6 million, representing the incremental ownership acquired in the transaction. The unallocated excess of acquisition costs over net assets acquired of $691.9 million was allocated to goodwill. Intangible assets with definite lives will be amortized over a period of 2.5 to 10 years, and primarily include supply relationships and affiliate agreements.

        The following unaudited pro forma condensed consolidated financial information for the three and six months ended June 30, 2003 and 2002, is presented to show the results of the Company to give effect to IAC's acquisition of a controlling interest in Expedia completed on February 4, 2002, IAC's contribution of the USA Entertainment Group to VUE completed on May 7, 2002, including the exchange by Liberty of its USANi LLC shares for 7.1 million IAC common shares, the exchange by Liberty of its shares of Home Shopping Network, Inc. for 31.6 million shares of IAC common stock and 1.6 million shares of IAC Class B common stock completed on June 27, 2002, the merger of Ticketmaster with a wholly-owned subsidiary of IAC completed on January 17, 2003, the merger of Hotels.com with a wholly-owned subsidiary of IAC completed on June 23, 2003 and the merger of Expedia with a wholly owned subsidiary of IAC completed on August 8, 2003. The pro forma results include certain preliminary adjustments, including increased amortization related to intangible assets and unearned compensation, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands, except per share data)
Net revenue	$1,526,511	$1,107,068	$2,913,245	$2,101,216
Earnings (loss) from continuing operations before cumulative effect of accounting change and preferred dividend	$37,806	$(130,729)	$(91,301)	$(172,617)
Basic and diluted loss from continuing operations before cumulative effect of accounting change and preferred dividend per common share	$0.05	$(0.21)	$(0.14)	$(0.27)

NOTE 4 STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Non-Cash Transactions for the Six Months Ended June 30, 2003:

        On January 17, 2003, IAC completed its merger with Ticketmaster. IAC issued an aggregate of 45.5 million shares of IAC common stock.

        On April 4, 2003, IAC completed the acquisition of uDate. IAC issued an aggregate of 5.5 million shares of IAC common stock.

        On June 23, 2003, IAC completed its merger with Hotels.com. IAC issued an aggregate of 44.3 million shares of IAC common stock.

        On August 8, 2003, IAC completed its mergers with Expedia and LendingTree. IAC issued an aggregate of 100.8 and 18.8 million shares, respectively, of IAC common stock.

        For the six months ended June 30, 2003, the Company incurred non-cash distribution and marketing expense of $23.2 million and non-cash compensation expense of $24.6 million.

        For the six months ended June 30, 2003, IAC recognized $18.3 million of PIK interest income on the Series A Preferred received in connection with the VUE transaction.

        For the six months ended June 30, 2003, the Company recognized pre-tax losses of $237.8 million on equity losses in unconsolidated subsidiaries, resulting almost entirely from its 5.44% proportionate share of a $4.5 billion impairment charge for goodwill and intangible assets and other long-lived assets recognized by Vivendi Universal Entertainment LLP ("VUE"), a joint venture between the Company and Vivendi. See Note 8 for further information.

Supplemental Disclosure of Non-Cash Transactions for the Six Months Ended June 30, 2002:

        On February 4, 2002, IAC completed the acquisition of a controlling interest in Expedia. IAC issued an aggregate of 20.6 million shares of IAC common stock, 13.1 million shares of $50 face value 1.99% cumulative convertible preferred stock of IAC and warrants to acquire 14.6 million shares of IAC common stock at an exercise price of $35.10.

        In May 2002, IAC acquired TVTS for a combination of cash and common stock. IAC issued 1.6 million shares valued at approximately $48.1 million.

        In April 2002, Ticketmaster acquired Soulmates Technology Pty. Ltd ("Soulmates"), a global online personals company. Ticketmaster issued 0.8 million shares valued at approximately $23.6 million.

        For the six months ended June 30, 2002, the Company incurred non-cash distribution and marketing expense of $17.1 million and non-cash compensation expense of $7.1 million.

        For the six months ended June 30, 2002, IAC recognized $5.6 million of PIK interest income on the Series A Preferred received in connection with the VUE transaction.

        On May 31, 2002, the Company redeemed in full the Savoy Debentures. The Company recorded a loss of $2.0 million, of which $1.4 million was related to the write-off of deferred finance costs.

NOTE 5 INDUSTRY SEGMENTS

        IAC reports Operating Income before Amortization that is a supplemental measure to GAAP. This measure, among other things, is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. Management believes that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. Operating Income before Amortization is defined as operating income plus (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of other intangibles, (3) pro forma adjustments for significant acquisitions and (4) one-time items. Operating Income before Amortization is presented here as a management tool and as a valuation methodology. Operating Income before Amortization does not purport to represent cash provided by operating activities. Operating Income before Amortization should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Operating Income before Amortization may not be comparable to calculations of similarly titled measures presented by other companies.

        The following is a reconciliation of Operating Income to the non-gaap measure of Operating Income before Amortization for the three and six months ended June 30, 2003 and 2002. Furthermore, the Company has provided a reconciliation of Operating Income to Operating Income before Amortization by segment in management's discussion and analysis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands)
Operating income	$111,754	$25,440	$210,751	$63,688
Non-cash distribution and marketing	12,726	10,105	23,215	17,069
Non-cash compensation expense	14,431	3,328	24,642	7,072
Amortization of intangibles	55,558	29,876	107,714	50,977
Merger costs(a)	8,429	—	10,525	—
Goodwill impairment	—	22,247	—	22,247
Impact of pro forma adjustments(b)	—	—	—	7,713

Operating Income before Amortization	$202,898	$90,996	$376,847	$168,766

Revenue:
Travel Services	$653,437	$379,100	$1,198,542	$625,331
Electronic Retailing
HSN-US	404,376	375,325	819,349	770,769
HSN-International	122,767	70,948	238,010	135,820

Total Electronic Retailing	527,143	446,273	1,057,359	906,589
Ticketing	187,496	175,420	382,582	328,811
Personals	48,182	29,657	89,077	55,073
Local Services	45,201	7,594	53,587	14,894
PRC	69,477	71,787	140,256	140,971
Intersegment elimination	(4,425)	(2,763)	(8,158)	(5,940)

Total	$1,526,511	$1,107,068	$2,913,245	$2,065,729

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands)
Operating income (loss):
Travel Services	$88,686	$44,227	$158,610	$75,869
Electronic Retailing
HSN U.S.	32,568	35,672	55,512	68,051
HSN International	6,452	(23,827)	21,078	(29,345)

Total Electronic Retailing	39,020	11,845	76,590	38,706
Ticketing	28,240	31,731	62,551	53,269
Personals	7,638	6,698	8,245	9,603
Local Services	(19,247)	(19,512)	(38,643)	(42,028)
PRC	1,672	(29,271)	3,572	(31,316)
Interactive Development	(2,245)	(1,228)	(4,374)	(1,551)
Disengagement	(4,914)	(6,228)	(9,377)	(17,766)
Corporate	(26,625)	(12,819)	(45,668)	(25,153)
Intersegment elimination(c)	(471)	(3)	(755)	4,055

Total	$111,754	$25,440	$210,751	$63,688

Operating Income before Amortization (pro forma):
Travel Services	$132,453	$69,153	$236,175	$124,828
Electronic Retailing
HSN U.S.	44,731	35,816	79,837	68,340
HSN International	6,776	(23,827)	21,768	(29,345)

Total Electronic Retailing	51,507	11,989	101,605	38,995
Ticketing	36,133	34,653	77,569	58,700
Personals	10,209	7,709	12,902	13,335
Local Services	(4,311)	(7,429)	(11,100)	(17,861)
PRC	1,672	(7,024)	3,572	(9,069)
Interactive Development	(1,173)	(514)	(2,231)	(837)
Disengagement	(4,914)	(6,228)	(9,377)	(17,766)
Corporate	(18,207)	(11,310)	(31,513)	(21,555)
Intersegment elimination	(471)	(3)	(755)	(4)

Total	$202,898	$90,996	$376,847	$168,766

  (a)
  The Company has incurred costs at Expedia, Hotels.com and Ticketmaster for investment banking, legal and accounting fees related directly to the mergers which are considered as one-time. These costs were incurred solely in relation to the mergers, but may not be capitalized since Expedia, Hotels.com and Ticketmaster were considered the targets in the transaction for accounting purposes. These costs do not directly benefit operations in any manner, would not normally be recorded by IAC if not for the fact it already consolidated these entities, and are all related to the same transaction, as IAC simultaneously announced its intention to commence its exchange offer for the companies in 2002. The majority of costs are for advisory services provided by investments bankers, and the amounts incurred in 2003 were pursuant to the same fee letters entered into by each company in 2002. Given these factors, IAC believes it is appropriate to consider these costs as one-time.

  (b)
  Pro forma adjustments give effect to the Expedia transaction that closed on February 4, 2002 as if the transaction closed as of January 1, 2002.

  (c)
  Intersegment eliminations relate to services provided between segments, including teleservicing. Certain services have been provided between continuing operations and discontinued operations, including $4.1 million of non-cash marketing provided by USA Cable in 2002 to other segments.

NOTE 6 GOODWILL AND OTHER INTANGIBLE ASSETS

        The balance of goodwill and intangible assets is as follows:

	June 30, 2003	December 31, 2002
Goodwill	$7,333,240	$5,997,842
Intangible assets with indefinite lives	795,154	544,446
Intangible assets with definite lives	952,529	713,624

	$9,080,923	$7,255,912

        The following table presents the balance of goodwill by segment including the changes in carrying amount of goodwill for the six months ended June 30, 2003 (in thousands):

	Balance as of January 1, 2003	Additions	Foreign Exchange Translation	Balance as of June 30, 2003
Travel Services	$2,163,843	$692,604	$1,289	$2,857,736
Electronic Retailing
HSN-US	2,442,739	73	—	2,442,812
HSN-International	270,233	624	24,394	295,251

Total Electronic Retailing	2,712,972	697	24,394	2,738,063
Ticketing	743,831	255,758	5,224	1,004,813
Personals	65,195	150,640	3,449	219,284
Local Services	—	199,343	—	199,343
PRC	312,001	2,000	—	314,001

Goodwill	$5,997,842	$1,301,042	$34,356	$7,333,240

NOTE 7 RESTRUCTURING CHARGES

        As of December 31, 2002, the Company had a balance of $7.7 million restructuring reserve accrued.

        As of June 30, 2003, the Company has a balance of $5.2 million accrued, as $0.3 million of the charge related to assets had been written off, $1.2 million of costs were paid, and $1.0 million of expense was reversed during the six months ended June 30, 2003.

NOTE 8 EQUITY INVESTMENT IN VUE

        IAC beneficially owns 5.44% of the partnership common equity of VUE, plus certain preferred interests. This common interest is accounted for using the equity method. Due to the significance of the results of VUE in relation to IAC's results, summary financial information for VUE is presented below. The investment was acquired on May 7, 2002.

        During the first quarter of 2003, IAC received the audited financial statements of VUE for the year ended December 31, 2002, which disclosed that VUE recorded an impairment charge for goodwill and intangible assets and other long-lived assets of $4.5 billion in the period May 7, 2002 to December 31, 2002 based upon VUE management's review of the estimated fair value of VUE as of December 31, 2002. Because of delays in VUE's financial reporting, IAC records its 5.44% proportionate share of the results of VUE on a one-quarter lag. The charge taken by IAC was approximately $245 million, before a tax benefit of $96 million. In the three months ended June 30, 2003, the Company recorded pre-tax income of $4.3 million related to its equity in the income of VUE for the period from January 1, 2003 to March 31, 2003.

        Summarized balances of the partnership are as follows:

As of March 31, 2003 and for the Period October 1, 2002 to March 31, 2003
(In Thousands)
Current assets	$1,709,045
Non-current assets	14,910,143
Current liabilities	3,934,412
Non-current liabilities	1,236,391
Net sales	3,276,268
Gross profit	1,107,385
Net income	(4,330,843)

NOTE 9 DERIVATIVE INSTRUMENTS

        On April 7, 2003 the Company entered into an interest rate swap agreement with a notional amount of $250 million related to a portion of its fixed rate 7% Senior Notes due in 2013 (the "Notes"). The interest rate swap allows IAC to receive fixed rate receipts in exchange for making floating rate payments based on London Interbank Offered Rate, or LIBOR, which effectively changes our interest rate exposure on a portion of the Notes. The fair value of the interest rate swap at June 30, 2003 was a gain of $12.3 million which is recorded as an other long term asset on the balance sheet with an equivalent amount reflected as a change in the carrying value of the Notes.

        On April 29, 2003, one of the Company's foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than their functional currency. Transaction gains and losses related to the contract and liability are recognized each period in our statement of operations and are offsetting. The fair value of this foreign exchange forward contract at June 30, 2003 was an unrealized loss of $1.5 million and is recorded in accumulated other comprehensive loss on the balance sheet.

NOTE 10 EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted GAAP earnings per share from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands Except Per Share Data)
Earnings (loss) from continuing operations:
Numerator:
Earnings (loss) from continuing operations	$57,929	$(86,789)	$(44,230)	$(78,508)
Preferred stock dividends	(3,264)	(3,264)	(6,528)	(5,231)

Net earnings (loss) available to common shareholders	54,665	(90,053)	(50,758)	(83,739)
Effect of dilutive securities	(3,146)	(1,960)	(5,147)	(3,055)

Net income (loss) available to common shareholders after assumed conversions	$51,519	$(92,013)	$(55,905)	$(86,794)

Denominator:
Basic shares outstanding	535,263	412,415	516,330	402,545
Other dilutive securities including stock options, warrants and restricted stock and share units	32,206	—	—	—

Diluted shares outstanding	567,469	412,415	516,330	402,545

Income (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.10	$(0.22)	$(0.10)	$(0.21)

Diluted earnings (loss) per share from continuing operations	$0.09	$(0.22)	$(0.11)	$(0.22)

NOTE 11 NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        In December 2002, the Company issued $750 million of 7.0% Senior Notes. The notes, by their terms, are fully and unconditionally guaranteed by USANi LLC (the "Guarantor"). USANi LLC is wholly owned by the Company.

        The following tables present condensed consolidating financial information for the six months ended June 30, 2003 and 2002 for: (1) the Company on a stand-alone basis, (2) the Guarantor, USANi LLC, on a stand-alone basis, (3) the combined non-guarantor subsidiaries of the Company (including the subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries")) and (4) the Company on a consolidated basis.

        As of and for the three months ended June 30, 2003

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In Thousands)
Balance Sheet as of June 30, 2003:
Current assets	$109,231	$3,208,864	$2,532,909	$0	$5,851,004
Property and equipment, net	0	5,451	441,007	0	446,458
Goodwill and other intangible assets, net	0	0	9,080,923	0	9,080,923
Investment in subsidiaries	11,374,527	4,318,070	(3)	(15,692,594)	—
Other assets	165,225	2,651,425	310,940	0	3,127,590
Net non-current assets of discontinued operations	0	0	7,649	0	7,649

Total assets	$11,648,983	$10,183,810	$12,373,425	$(15,692,594)	$18,513,624

Current liabilities of continuing operations	77,708	63,009	1,832,943	(489)	1,973,171
Long-term debt, less current portion	0	1,181,373	10,149	0	1,191,522
Other liabilities	1,986,018	0	505,622	0	2,491,640
Intercompany liabilities	(2,747,223)	1,477,707	1,269,516	0	0
Minority interest	(122,081)	0	210,613	297,360	385,892
Common stock exchangeable for preferred interest	1,428,530	0	0	0	1,428,530
Interdivisional equity	0	0	9,273,626	(9,273,626)	0
Shareholders' equity	11,026,031	7,461,721	(745,882)	(6,715,839)	11,026,031
Net current liabilities of discontinued operations	0	0	16,838	0	16,838

Total liabilities and shareholders' equity	$11,648,983	$10,183,810	$12,373,425	$(15,692,594)	$18,513,624

Statement of operations for the three months ended June 30, 2003:
Revenue	$0	$0	$1,526,511	$0	$1,526,511
Operating expenses	0	(26,271)	(1,388,486)	0	(1,414,757)
Interest expenses, net	(3,806)	14,508	11,484	0	22,186
Other income, expense	61,735	24,875	(560)	(81,963)	4,087
Provision for income taxes	0	0	(51,683)	0	(51,683)
Minority interest	0	0	(6,287)	(22,128)	(28,415)

Net income (loss) from continuing operations	57,929	13,112	90,979	(104,091)	57,929
Discontinued operations, net of tax	38,265	0	38,265	(38,265)	38,265

Net income (loss)	96,194	13,112	129,244	(142,356)	96,194
Preferred dividend	(3,264)	0	0	0	(3,264)

Net income (loss) available to common	$92,930	$13,112	$129,244	$(142,356)	$92,930

        As of and for the six months ended June 30, 2003:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In Thousands)
Statement of operations for the six months ended June 30, 2003:
Revenue	$0	$0	$2,913,245	$0	$2,913,245
Operating expenses	(2,837)	(41,762)	(2,657,895)	0	(2,702,494)
Interest expenses, net	(7,535)	23,348	21,925	0	37,738
Other income, expense	(33,858)	(167,903)	(15,706)	(23,601)	(241,068)
Provision for income taxes	0	0	2,491	0	2,491
Minority interest	0	0	(13,534)	(40,608)	(54,142)

Net income (loss) from continuing operations	(44,230)	(186,317)	250,526	(64,209)	(44,230)
Discontinued operations, net of tax	33,628	0	33,628	(33,628)	33,628

Net income (loss)	(10,602)	(186,317)	284,154	(97,837)	(10,602)
Preferred dividend	(6,528)	0	0	0	(6,528)

Net income (loss) available to common	$(17,130)	$(186,317)	$284,154	$(97,837)	$(17,130)

Cash flow for the six months ended June 30, 2003:
Cash flow provided by (used in) operations	$(21,874)	$572	$960,042	$0	$938,740
Cash flow providedby (used in) investing activities	(30,616)	(1,065,559)	(369,897)	0	(1,466,072)
Cash flow provided by (used in) financing activities	124,951	913,207	(377,714)	0	660,444
Net Cash provided by (used in) Discontinued Operations	(72,461)	0	(7,766)	0	(80,227)
Effect of exchange rate changes on cash and cash equivalents	0	0	12,648	0	12,648
Cash at beginning of period	0	2,565,050	512,360	0	3,077,410

Cash at end of period	$0	$2,413,270	$729,673	$0	$3,142,943

        As of and for the three months ended June 30, 2002

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In Thousands)
Statement of operations for the three months ended June 30, 2002:
Revenue	$0	$0	$1,107,068	$0	$1,107,068
Operating expenses	(2,861)	(8,608)	(1,070,159)	0	(1,081,628)
Interest expenses, net	(3,695)	10,361	11,842	0	18,508
Other income, expense	(80,233)	(128,555)	(103,731)	208,788	(103,731)
Provision for income taxes	0	0	(11,717)	0	(11,717)
Minority interest	0	2,611	215	(18,115)	(15,289)

Net income (loss) from continuing operations	(86,789)	(124,191)	(66,482)	190,673	(86,789)
Discontinued operations, net of tax	(17,682)	0	(17,682)	17,682	(17,682)
Gain on contribution of USA Entertainment to VUE	2,378,311	0	0	0	2,378,311

Net income (loss)	2,273,840	(124,191)	(84,164)	208,355	2,273,840
Preferred dividend	(3,264)	0	0	0	(3,264)

Net income (loss) available to common	$2,270,576	$(124,191)	$(84,164)	$208,355	$2,270,576

        As of and for the six months ended June 30, 2002

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
Statement of operations for the six months ended June 30, 2002
Revenue	$0	$0	$2,065,729	$0	$2,065,729
Operating expenses	(5,319)	(13,870)	(1,982,852)	0	(2,002,041)
Interest expenses, net	(7,249)	1,792	19,337	0	13,880
Other income, expense	(65,940)	(131,946)	(114,140)	196,164	(115,862)
Provision for income taxes	0	0	(28,144)	0	(28,144)
Minority interest	0	11,955	135	(24,160)	(12,070)

Net income (loss) from continuing operations	(78,508)	(132,069)	(39,935)	172,004	(78,508)
Discontinued operations, net of tax	(63)	0	(63)	63	(63)
Gain on contribution of USA Entertainment to VUE	2,378,311	0	0	0	2,378,311
Cumulative effect of accounting change	(461,389)	0	(461,389)	461,389	(461,389)

Net income (loss)	1,838,351	(132,069)	(501,387)	633,456	1,838,351
Preferred dividend	(5,231)	0	0	0	(5,231)

Net income (loss) available to common	$1,833,120	$(132,069)	$(501,387)	$633,456	$1,833,120

Cash flow for the six months ended June 30, 2002
Cash flow provided by (used in) operations	$(176,538)	$(607,803)	$1,222,880	$0	$438,539
Cash flow providedby (used in) investing activities	2,406	2,081,802	(102,379)	0	1,981,829
Cash flow provided by (used in) financing activities	174,132	311,036	(506,518)	0	(21,350)
Net Cash provided by (used in) Discontinued Operations	0	0	(165,640)	0	(165,640)
Effect of exchange rate changes on cash and cash equivalents	0	0	7,880	0	7,880
Cash at beginning of period	0	789,464	188,912	0	978,376

Cash at end of period	$0	$2,574,499	$645,135	$0	$3,219,634

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

        IAC/InterActiveCorp, formerly USA Interactive, is comprised of the following operating businesses: Expedia, Inc., which oversees Interval International and TV Travel Shop; Hotels.com; HSN; Ticketmaster, which oversees Evite and ReserveAmerica; Match.com, which oversees uDate.com; Entertainment Publications; Citysearch; and Precision Response Corporation. The goal of the Company is to be the world's largest and most profitable interactive commerce company by pursuing a multi-brand strategy.

Travel Services

        Expedia is a leading online travel agency in the United States, offering travel services provided by approximately 450 airlines, approximately 43,000 lodging properties, all major car rental companies, numerous cruise lines, and multiple-destination service providers such as restaurants, attractions and tour providers. In addition to Expedia.com, Expedia also operates localized versions (either alone or through joint ventures) in the United Kingdom, France, Germany, Italy, Netherlands and Canada. Expedia entered the U.S. corporate travel market through the acquisition of Metropolitan Travel in July 2002. IAC completed its acquisition of its initial controlling interesting in Expedia on February 4, 2002. On August 8, 2003, the Company completed its acquisition of all of the outstanding shares of Expedia that it did not already own.

        Hotels.com is a leading provider of discount hotel accommodations worldwide, providing service through its own websites, including hotels.com, its toll-free call centers, and through third-party marketing and distribution agreements. Hotels.com provides accommodations to travelers in hundreds of cities in North America, Europe, the Caribbean and Asia. On June 23, 2003, the Company completed its acquisition of all of the outstanding shares of Hotels.com that it did not already own.

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

Electronic Retailing

        Home Shopping Network U.S. ("HSN U.S.") consists primarily of the HSN television network, HSN.com, and the America's Store television network. HSN sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs. HSN operates two retail sales programs in the United States, each 24 hours a day, seven days a week: HSN and America's Store. HSN.com serves as an alternative store front that allows consumers to shop for merchandise from HSN's inventory, rather than just viewing the current product offering on HSN's television programming. HSN.com also offers additional inventory that is not available on HSN's television programming.

        HSN International consists primarily of Home Shopping Europe, AG ("HSE-Germany") and EUVÍA Media AG & Co. KG ("EUVÍA"). HSE-Germany operates a German-language home shopping business that is broadcast 24 hours a day to households in Germany, Austria and Switzerland. EUVÍA operates two businesses, "Neun Live," a game-show oriented television channel, and a travel-oriented shopping television channel under the brand name "Sonnenklar." HSN International also includes IAC's minority interests in home shopping businesses in China and Japan.

Ticketing

        Ticketing consists primarily of Ticketmaster, ticketmaster.com and ReserveAmerica. Ticketmaster and ticketmaster.com provide automated ticketing services via the Internet, telephone and retail outlets and serve many of the foremost venues, entertainment facilities, promoters and professional sports franchises in the U.S.A. and in the U.K., Australia, Norway, Denmark, the Netherlands, Canada, Mexico and Ireland. ReserveAmerica is a leading provider of outdoor recreation reservation services and software to United States federal and state agencies for camping activities, recreation ticketing and other access privileges to public land attractions. IAC completed its acquisition of all of the outstanding shares of Ticketmaster that it did not already own on January 17, 2003. See "Recent Developments."

Personals

        Personals consists primarily of Match.com and uDate.com. Match.com, uDate.com and their networks served approximately 858,000 subscribers as of June 30, 2003, and offer single adults a convenient and private environment for meeting other singles through its own websites, as well as through its affiliate network which includes the AOL and MSN internet portals. IAC acquired uDate.com on April 4, 2003.

Local Services

        Local Services currently consist of Citysearch, Entertainment Publications, Inc. and Evite.com. Citysearch is a network of online local city guide sites that offer up-to-date local content for major cities in the United States and abroad. It also features a leading directory of local businesses in the United States and provides millions of listings, including local events, organizations and businesses. Among other lines of business, Entertainment Publications is a leading marketer of coupon books, discounts and merchant promotions, serving more than 160 major markets and doing business with tens of thousands of local merchants and national retailers. The company's main membership product, the Entertainment® Book, contains discount offers from local and national restaurants and hotels, leading national retailers, and other merchants specializing in leisure activities. Entertainment Publications has also begun to market a digital alternative to the Entertainment® Book, which enables consumers to print offers directly from the entertainment.com website. IAC acquired Entertainment Publications on March 25, 2003. In addition to providing a free online invitation service, Evite.com offers reminder services, polling, electronic payment collection, photo sharing and maps.

Precision Response Corporation

        Precision Response Corporation ("PRC" or "Precision Response") provides outsourced consumer care services, managing customer relationships for both large corporations and internet-focused companies for over 20 years. PRC offers an integration of teleservices, e-commerce customer care services, information, technology and fulfillment services as part of a one-stop solution. PRC has developed proprietary Customer Relationship Management (CRM) technology for consumer care. Through its subsidiaries, Access Direct and Hancock, PRC also provides outbound business to consumer and business to business services.

Recent Developments

        On January 17, 2003, the Company completed its acquisition of all of the outstanding shares of Ticketmaster that it did not already own. The acquisition was accomplished by the merger of a wholly owned subsidiary of IAC into Ticketmaster, with Ticketmaster surviving as a wholly owned subsidiary of IAC. In the merger, each outstanding share of Ticketmaster Class A common stock and Ticketmaster Class B common stock (other than shares held by IAC, Ticketmaster and their subsidiaries) was converted into the right to receive 0.935 of a share of IAC common stock. IAC issued an aggregate of approximately 45.5 million shares of IAC common stock, and assumed approximately 8.9 million stock options and 4.2 million warrants in the merger. Shares of Ticketmaster Class B common stock, which prior to the merger traded on the Nasdaq National Market under the symbol "TMCS," ceased trading as of the close of the market on January 17, 2003.

        On March 25, 2003 IAC completed its acquisition of Entertainment Publications, originator of the popular Entertainment® book. IAC purchased Entertainment Publications from a group of investors led by The Carlyle Group, the global private equity firm.

        On April 4, 2003, IAC completed its acquisition of uDate.com, Inc., a global online personals group which provides dating and matchmaking services. At closing, IAC issued approximately 5.5 million shares of IAC common stock in exchange for uDate shares, options and warrants, and paid certain uDate expenses incurred in the transaction.

        On June 23, 2003, the Company completed its acquisition of the outstanding shares of Hotels.com that it did not already own. The acquisition was accomplished by the merger of a wholly owned subsidiary of IAC with Hotels.com, with Hotels.com surviving as the wholly owned subsidiary of IAC. In the merger, each outstanding share of Hotels.com Class A common stock (other than shares held by IAC, Hotels.com and their subsidiaries) was converted into the right to receive 2.4 shares of IAC common stock. IAC issued an aggregate of approximately 44.3 million shares of IAC common stock, and assumed approximately 6.4 million stock options, 5.1 million warrants and 0.3 million restricted stock units in the merger. Shares of Hotels.com Class A common stock, which prior to the merger traded on the Nasdaq National Market under the symbol "ROOM", ceased trading as of the close of the market on June 20, 2003. See Note 3 for further discussion.

        On August 8, 2003, the Company completed its acquisition of the outstanding shares of Expedia that it did not already own. The acquisition was accomplished by the merger of a wholly owned subsidiary of IAC with Expedia, with Expedia surviving as the wholly owned subsidiary of IAC. In the merger, each outstanding share of Expedia Class A common stock (other than shares held by IAC, Expedia and their subsidiaries) was converted into the right to receive 1.93875 shares of IAC common stock. IAC issued an aggregate of approximately 100.8 million shares of IAC common stock, assumed approximately 36.9 million stock options, issued warrants to acquire 24.5 million shares of IAC common stock and assumed 1.1 million restricted share units in the merger. Shares of Expedia Class A common stock, which prior to the merger traded on the Nasdaq National Market under the symbol "EXPE", ceased trading as of the close of the market on August 8, 2003. See Note 3 for further discussion.

        On August 8, 2003, the Company completed its acquisition of all of the outstanding capital stock of LendingTree, Inc. in a stock-for-stock transaction. In the acquisition, LendingTree shareholders received 0.6199 of a share of IAC common stock for each shared of LendingTree common stock that they owned and LendingTree preferred stockholders received the same merger consideration, on an as-converted basis. IAC issued an aggregate of approximately 18.8 million shares of IAC common stock, and assumed approximately 3.4 million stock options in the merger. Shares of LendingTree common stock, which prior to the merger traded on the Nasdaq National Market under the symbol "TREE", ceased trading as of the close of the market on August 8, 2003.

Discontinued Operations

        In the second quarter of 2003, certain of the Company's businesses, consisting of USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. Accordingly, the results of operations and statement of position of these businesses are presented as discontinued operations for all periods presented. In addition, through May 7, 2002, the Company's results also included the USA Entertainment Group, consisting of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. The USA Entertainment Group was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002 (the "VUE Transaction"). As a result, the results of operations and statement of position of USA Entertainment are presented as a discontinued operation through May 7, 2002. The net gain on contribution of the USA Entertainment Group to VUE of the USA Entertainment Group and USAB for the three months ended June 30, 2002 was $2.4 billion. The net income (loss) related to these discontinued businesses for the three months ended June 30, 2003 and 2002 was $38.3 million and ($17.7 million), respectively, net of tax, and the net income (loss) from these discontinued businesses for the six months ended June 30, 2003 and 2002 was $33.6 million and ($0.1 million), respectively, net of tax. The 2003 results were due primarily to a tax benefit realized for the discontinued operations in the second quarter of 2003.

New Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Effective January 1, 2003, we have adopted this statement and the application of SFAS 146 has not had a material effect on our consolidated financial position or results of operations.

Guarantor's Accounting and Disclosure Requirements for Guarantees

        In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 will significantly change current practice in the accounting for and disclosure of guarantees. Under FIN 45, guarantees are broadly defined to include, among others, product warranties, indemnification provisions, and standby letters of credit. Guarantees meeting the characteristics described in FIN 45, which are not included in a long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Effective January 1, 2003, we have adopted the initial recognition and initial measurement provisions of FIN 45 and the application of FIN 45 has not had a material effect on our consolidated financial position or results of operations.

Accounting by Reseller for Cash Consideration Received From a Vendor

        In November 2002, the EITF reached a consensus on Issue 1 of Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This consensus provides guidance on the circumstances under which cash consideration received from a vendor by a reseller should be considered: (a) an adjustment of the prices of the vendor's products or services and, therefore, characterized as a reduction of cost of sales when recognized in the reseller's income statement, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the reseller's income statement. The consensus is effective for arrangements entered into after December 31, 2002. Effective January 1, 2003, we have adopted this consensus and the application of EITF Issue No. 02-16 has not had a material effect on our consolidated financial position or results of operations.

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

Consolidation of Variable Interest Entities

        In January 2003, the FASB issued Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 will significantly change current practice in the accounting for and disclosure of variable interest entities. Under FIN 46, a business enterprise that has a controlling financial interest in a variable interest entity would include the variable interest entity's assets, liabilities and results of operations in their consolidated financial statements. This Interpretation is different from the general current practice of consolidating only those entities in which an enterprise has a controlling voting interest. The requirements of FIN 46 are effective for financial statements of interim or annual periods beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 and immediately for all variable interest entities created after January 31, 2003. We are currently assessing the impact of the provisions of FIN 46 and we believe that the application of FIN 46 will not have a material effect on our consolidated financial position or results of operations.

OPERATING INCOME BEFORE AMORTIZATION

        IAC reports Operating Income before Amortization that is a supplemental measure to GAAP. This measure, among other things, is a primary metric by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. Management believes that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures, which we discuss below.

        Operating Income before Amortization is defined as operating income plus (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of other intangibles, (3) pro forma adjustments for significant acquisitions and (4) one-time items. Operating Income before Amortization is presented here as a management tool and as a valuation methodology. Operating Income before Amortization does not purport to represent cash provided by operating activities. Operating Income before Amortization should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Operating Income before Amortization may not be comparable to calculations of similarly titled measures presented by other companies.

        The following is a reconciliation of Operating Income to Operating Income before Amortization for 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating income	$111,754	$25,440	$210,751	$63,688
Amortization of non-cash distribution and marketing expense	12,726	10,105	23,215	17,069
Amortization of non-cash compensation expense	14,431	3,328	24,642	7,072
Amortization of intangibles	55,558	29,876	107,714	50,977
Merger costs (a)	8,429	—	10,525	—
Goodwill impairment	—	22,247	—	22,247
Impact of pro forma adjustments (b)	—	—	—	7,713

Operating Income before Amortization	$202,898	$90,996	$376,847	$168,766

  (a)
  The Company has incurred costs at Expedia, Hotels.com and Ticketmaster for investment banking, legal and accounting fees related directly to the mergers which are considered as one-time. These costs were incurred solely in relation to the mergers, but may not be capitalized since Expedia, Hotels.com and Ticketmaster were considered the targets in the transaction for accounting purposes. These costs do not directly benefit operations in any manner, would not normally be recorded by IAC if not for the fact it already consolidated these entities, and are all related to the same transaction, as IAC simultaneously announced its intention to commence its exchange offer for the companies in 2002. The majority of costs are for advisory services provided by investments bankers, and the amounts incurred in 2003 were pursuant to the same fee letters entered into by each company in 2002. Given these factors, IAC believes it is appropriate to consider these costs as one-time.

  (b)
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

Results of Operations for the Three and Six Months Ended June 30, 2003 Compared to the Three and Six Months Ended June 30, 2002

Travel Services

        Net revenues in the three months ended June 30, 2003 increased by $274.3 million, or 72.4%, to $653.4 million from $379.1 million in 2002, and Operating income for the three months ended June 30, 2003 increased by $44.5 million, or 100.7%, to $88.7 million from $44.2 million in 2002. Operating Income before Amortization increased by $63.3 million, or 91.5%, to $132.5 million from $69.2 million. The growth in 2003 was primarily driven by the strong results at Expedia and Hotels.com and the inclusion of Interval results in 2003. Expedia's net revenues for the three months ended June 30, 2003 increased by $104.8 million, or 73.4%, to $247.5 million from $142.7 million for the three months ended June 30, 2002 primarily due to higher revenue per airline ticket and an increase in merchant hotel room nights stayed. Expedia's hotel business increased due to the growth in the worldwide merchant hotel business, which has been aided by Expedia's strong packages business; fast-growing international business; and the expansion and acceptance of their WWTE product. Total hotel room nights stayed in the three months ended June 30, 2003 increased by $2.0 million or 77% to $4.6 million from $2.6 million in 2002. In addition, agency revenue, which is primarily derived from the sale of stand-alone and package airline tickets, rose 57% in the second quarter of 2003 to $86.2 million on a 46% increase in agency gross bookings compared to the second quarter of 2002. Hotels.com net revenues in the three months ended June 30, 2003 increased by $108.0 million, or 47.0%, to $337.7 million from $229.7 million in 2002 due to an increase in room nights stayed. The increase in net revenues was primarily attributable to the growth of the new website and brand, hotels.com, and the growth in travel and lodging bookings through the Internet, as well as the slight increase in the average daily room rate during the three months ended June 30, 2003. Revenue derived from the hotels.com website accounted for 41% of its cash bookings in the second quarter of 2003. Revenues derived through Hotels.com's agreement with Travelocity, its largest affiliate, accounted for approximately 13.8% of total revenues in the three months ended June 30, 2003 and 19.0% of total revenues in the three months ended June 30, 2002. Interval, which was acquired in September 2002 and thus was not included in the prior period, contributed 20% to Travel Services revenue dollar growth in the quarter. International revenue for Travel Services grew 101% to $89.2 million in the three months ended June 30, 2003 from $44.4 million in 2002, of which $4.3 million of the increase related to favorable exchange rates.

        Operating Income before Amortization excludes non-cash amortization of intangibles of $19.4 million in the second quarter of 2003 and $15.0 million in the second quarter of 2002, non cash compensation of $6.0 million in the second quarter of 2003 and $1.5 million in the second quarter of 2002, non-cash distribution and marketing expense of $6.7 million in the second quarter of 2003 and $4.0 million in the second quarter of 2002 related to the amortization of stock-based warrants issued to affiliates in consideration of exclusive affiliate distribution and marketing agreements and non-cash distribution and marketing expenses of $3.2 million and $4.3 million, respectively, related to cross promotion advertising by Universal TV (formerly USA Cable). The advertising provided has been secured from IAC, which in turn has secured the non-cash advertising pursuant to an agreement with Universal TV related to the VUE transaction. Sufficient advertising has been secured to satisfy existing obligations. In addition, for the three months ended June 30, 2003, Operating Income before Amortization excludes $8.4 million of one-time merger costs related to the Hotels.com and Expedia mergers.

        Net revenues in the six months ended June 30, 2003 increased by $573.2 million, or 91.7%, to $1.2 billion from $625.3 million in 2002, and operating income for the six months ended June 30, 2003 increased by $82.7 million, or 109%, to $158.6 million from $75.9 million in 2002. Operating Income before Amortization increased by $111.4 million, or 89.3%, to $236.2 million from $124.8 million. These results are primarily due to the same factors discussed above. Operating Income before Amortization excludes non-cash amortization of intangibles of $39.1 million in the first half of 2003 and

$22.2 million in the first half of 2002, non-cash compensation of $10.5 million in the first half of 2003 and $3.1 million in the first half of 2002, non-cash distribution and marketing expense of $11.4 million in the first half of 2003 and $9.2 million in the first half of 2002 related to the amortization of stock-based warrants issued to affiliates in consideration of exclusive affiliate distribution and marketing agreements and non-cash distribution and marketing expenses of $6.2 million and $6.7 million, respectively, related to cross promotion advertising by Universal TV (formerly USA Cable). In addition, for the six months ended June 30, 2003, Operating Income before Amortization excludes $10.4 million of one-time merger costs related to the Hotels.com merger that was completed on June 23, 2003 and the Expedia merger that was completed on August 8, 2003.

        Some states and localities impose a transient occupancy or accommodation tax, or a form of sales tax, on the use or occupancy of hotel accommodations. Hotels generally collect and remit these taxes to the various tax authorities. Consistent with this practice, when a customer books a room through one of the Company's travel services, the hotel charges taxes based on the room rate paid to the hotel and the Company recovers such amount from the customer. The Company does not collect or remit taxes on the portion of the customer payment it retains, and a limited number of jurisdictions have questioned the Company's practice in this regard. While the applicable tax provisions vary among the jurisdictions, the Company believes it generally has sound arguments as to why it is not required to collect and remit such taxes. The Company is engaged in discussions with tax authorities in various jurisdictions to resolve this issue, but the ultimate resolution in any particular jurisdiction cannot be determined at this time. The amount of any liability to the Company on account of the issue will depend on a number of factors, including without limitation, the number of jurisdictions that ultimately assert a claim and that either prevail in assessing such additional tax or negotiate a settlement. The Company has established a reserve of less than $10 million, consistent with applicable accounting principles and in light of all current facts and circumstances, for potential payment with respect to prior periods.

HSN U.S.

        Net revenues in the three months ended June 30, 2003 increased by $29.1 million, or 7.7%, to $404.4 million from $375.3 million in 2002 primarily due to an increase in total units shipped domestically and a decrease in the on-air return rate in the three months ended June 30, 2003, as well as increased sales at HSN.com of 34% over the prior period which was achieved in part through a 29% increase in unique customers from the prior year. For the three months ended June 30, 2003, total units shipped domestically increased to 9.9 million units compared to 9.5 million units in 2002, while the on-air return rate decreased slightly to 18.3% from 18.7% in 2002. Operating income decreased by $3.1 million, or 8.7%, to $32.6 million in the second quarter of 2003 from $35.7 million in the second quarter of 2002 due primarily to the increase in amortization of intangibles of $12.1 million in 2003 due to the step-up in basis of HSN assets. Operating Income before Amortization increased by $8.9 million, or 24.9%, to $44.7 million in the second quarter of 2003 from $35.8 million in the second quarter of 2002. HSN was able to grow Operating Income before Amortization by increasing gross margins slightly to 38.6% in the three months ended June 30, 2003 compared to 38.4% in 2002, as the average price point for the three months ended June 30, 2003 increased to $45.15, compared with $43.38 in 2002. In addition, the number of total households reached increased 3% to 79.2 million at June 30, 2003 compared with 77.1 million at June 30, 2002.

        Operating Income before Amortization for the three months ended June 30, 2003 and 2002 excludes amortization of intangibles of $12.2 million and $0.1 million, respectively. The large increase in amortization of intangibles in 2003 is due to the step-up in basis of HSN assets in 2002.

        Net revenues in the six months ended June 30, 2003 increased by $48.5 million, or 6.3%, to $819.3 million from $770.8 million in 2002 and Operating Income before Amortization increased by $11.5 million, or 16.8%, to $79.8 million in the first half of 2003 from $68.3 million in the second half of 2002 primarily due to the same factors discussed above. Operating income decreased by $12.5 million, or 18.4%, to $55.5 million in the first half of 2003 from $68.0 million in the first half of

2002. For the six months ended June 30, 2003 and 2002, Operating Income before Amortization excludes amortization of intangibles of $24.3 million and $0.3 million, respectively.

HSN International

        HSN International consists primarily of HSE-Germany and EUVÍA, in which IAC owns 48.6%. HSN-Espanol, which operated a Spanish language electronic retailing operation serving customers primarily in the United States and Mexico, was shut-down in the second quarter of 2002. Revenue increased $51.9 million, or 73.0%, to $122.8 million in the three months ended June 30, 2003 from $70.9 million in the three months ended June 30, 2002. The increase results from the consolidation of EUVÍA as of the third quarter of 2002, which resulted in increased revenue of $34.9 million, and an increase in revenue of HSE-Germany of $21.0 million, or 31.5%, to $87.8 million in the three months ended June 30, 2003 from $66.8 million in the three months ended June 30, 2002, offset partially by decreased sales of HSN-Espanol of $4.2 million. Net revenues for HSE-Germany increased due in part to favorable exchange rates compared to the prior year and lower return rates in the second quarter of 2003 compared with the second quarter of 2002 (note that the increase in sales in local currency was 6%). Operating income increased by $30.4 million to $6.5 million in the second quarter of 2003 from a loss of $23.8 million in the second quarter of 2002 due primarily to $17.8 million of restructuring and other charges recognized in 2002 related to the shut-down of HSN Espanol and the inclusion of Euvia in 2003 results, which contributed $6.3 million of the dollar growth of operating income. Operating Income before Amortization increased $30.6 million, to income of $6.8 million in the second quarter of 2003 from a loss of $23.8 million in second quarter of 2002. Operating Income before Amortization of HSE-Germany increased $3.8 million, to $3.3 million in the second quarter of 2003 from a loss of $0.5 million in the second quarter of 2002 primarily due to increased gross profit percentages of 35.2% compared with 32.9% in the prior period. EUVÍA had Operating Income before Amortization of $6.3 million in the second quarter of 2003 and the 2003 results were also favorably impacted by shut down of HSN Espanol which had an Operating Income before Amortization loss of $2.7 million in 2002. Operating Income before Amortization for the three months ended June 30, 2003 excludes amortization of intangibles of $0.3 million related to HSE-Germany.

        Net revenues in the six months ended June 30, 2003 increased by $102.2 million, or 75.2%, to $238.0 million from $135.8 million in 2002 and Operating Income before Amortization increased by $51.1 million, or 174.2%, to $21.8 million in the first half of 2003 from a loss of $29.3 million in the second half of 2002 primarily due to the same factors discussed above. Operating income increased by $50.4 million, or 171.8%, to $21.1 million in the first half of 2003 from a loss of $29.3 million in the first half of 2002. For the six months ended June 30, 2003, Operating Income before Amortization excludes amortization of intangibles of $0.7 million.

Ticketing Operations

        Net revenues in the three months ended June 30, 2003 increased by $12.1 million, or 6.9%, to $187.5 million from $175.4 million in 2002 primarily due to an increase in the average revenue per ticket, partially offset by a slight decrease in the number of tickets sold. The slight decrease in the number of tickets sold is primarily due to fewer concerts going on sale in the U.S. The war with Iraq had caused a shift of summer concert ticket on-sales to the first quarter, contributing to a 4% decline in second quarter domestic ticket sales. International ticket sales were positively impacted by the acquisition of Ticketmaster-Netherlands in June 2002 and Ticketmaster-Denmark in November 2002. Operating income decreased by $3.5 million, or 11.0%, to $28.2 million in the second quarter of 2003 from $31.7 million in the second quarter of 2002 due primarily to the increase in amortization of intangibles in 2003 from the step-up in basis of assets that resulted in connection with the Ticketmaster merger in January 2003. Higher variable costs including higher client commissions, credit card fees and costs related to ticketing services for the 2004 Olympic games, partly offset by the resolution of $2.5 million in tax contingencies, also contributed to the decrease in operating income. Operating

Income before Amortization increased by $1.4 million, or 4.3%, to $36.1 million from $34.7 million due to the acquisition of Ticketmaster-Netherlands and Ticketmaster-Denmark. The total number of tickets sold decreased by less than 1% to 24.1 million tickets sold in the second quarter of 2003 compared to 24.3 million tickets sold in second quarter of 2002 due to the shift in sales described above. Tickets sold online accounted for 51% of the tickets sold in the second quarter of 2003 compared to 43% in the second quarter of 2002.

        Operating Income before Amortization for the three months ended June 30, 2003 and 2002 excludes amortization of intangibles of $7.6 million and $2.4 million, respectively, non-cash distribution and marketing expense of $0.2 million in both the 2003 and 2002 periods and non-cash compensation of $0.2 million in the second quarter of 2002. Non-cash distribution and marketing refers to barter arrangements for distribution secured from third parties, whereby advertising is provided by Ticketmaster to a third party in return for distribution over the third party's network. The advertising provided has been secured from IAC, which in turn has secured the non-cash advertising pursuant to an agreement with Universal TV (formerly USA Cable) related to the VUE Transaction. Sufficient advertising has been secured to satisfy existing obligations.

        Net revenues in the six months ended June 30, 2003 increased by $53.8 million, or 16.4%, to $382.6 million from $328.8 million in 2002 and Operating Income before Amortization increased by $18.9 million, or 32.1%, to $77.6 million in the first half of 2003 from $58.7 million in the first half of 2002 primarily due to an increase in the average revenue per ticket and an increase in the number of tickets sold in the first half of 2003. The increase in tickets sold primarily reflects Ticketing's successful European growth efforts with the acquisitions of Ticketmaster-Netherlands and Ticketmaster-Denmark. Operating income increased by $9.3 million, or 17.4%, to $62.6 million in the first half of 2003 from $53.3 million in the first half of 2002 due to the same factors noted above. For the six months ended June 30, 2003 and 2002, Operating Income before Amortization excludes amortization of intangibles of $14.4 million and $4.6 million, respectively, non-cash distribution and marketing expense of $0.5 million in both the 2003 and 2002 periods and non-cash compensation of $0.2 million in the second half of 2002. In addition, for the six months ended June 30, 2003, Operating Income before Amortization excludes $0.1 million of one-time merger costs related to the Ticketmaster merger which was completed in January 2003.

Precision Response

        Net revenues in the three months ended June 30, 2003 decreased by $2.3 million, or 3.2%, to $69.5 million from $71.8 million in 2002 and Operating income increased by $31.0 million to $1.7 million in the second quarter of 2003 from a loss of $29.3 million in the second quarter of 2002. Operating Income before Amortization increased by $8.7 million to income of $1.7 million in the three months ended June 30, 2003 from a loss of $7.0 million in the three months ended June 30, 2002. Revenue in the second quarter of 2003 and 2002 includes $3.5 million and $2.4 million, respectively, for services provided to other IAC businesses. The increase in Operating Income before Amortization is primarily attributable to a decrease in fixed costs and depreciation expense in the second quarter of 2003 due to the closure of certain call centers in 2002 which resulted in restructuring charge of $9.3 million recognized in the second quarter of 2002. The increase in operating income in the second quarter of 2003 is due primarily to the goodwill impairment charge of $22.2 million recognized in the 2002 second quarter and the $9.3 million restructuring charge recognized in the second quarter of 2002. For the three and six month period ended June 30, 2002, Operating Income before Amortization excludes the PRC goodwill impairment charge of $22.2 million noted above which related to the contingent purchase consideration recorded in the second quarter of 2002 in connection with the purchase of Access Direct.

        Net revenues in the six months ended June 30, 2003 decreased by $0.7 million, or 0.5%, to $140.3 million from $141.0 million in 2002 and Operating Income before Amortization increased by $12.7 million to income of $3.6 million in the first half of 2003 from a loss of $9.1 million in the second half of 2002 primarily due to the same factors discussed above. Operating income for the six months ended June 30, 2003 increased by $34.9 million, or 111%, to $3.6 million from a loss of $31.3 million in 2002. Revenue in the first half of 2003 and 2002 includes $7.0 million and $5.3 million, respectively, for services provided to other IAC businesses.

        In the second quarter of 2003 the Company ceased operations of Avaltus, Inc., a subsidiary of PRC. Accordingly, the results of operations and statement of position of Avaltus are presented as discontinued operations for the periods presented.

Personals

        Net revenues in the three months ended June 30, 2003 increased by $18.5 million, or 62.5%, to $48.2 million from $29.7 million in 2002 primarily due to increased subscription revenue, as the number of personals subscriptions increased 42% in the second quarter of 2003 compared to the second quarter of 2002. Subscriber growth came through all channels including partnerships, direct domains and affiliates. The growth was positively impacted, in part, by the acquisition of uDate in April 2003, which contributed $6.2 million in revenues in the second quarter of 2003, although it was not profitable. As expected, excluding uDate, paid member count did not increase sequentially in the second quarter of 2003, as the second quarter is seasonally weak for the personals business and the Company did not market aggressively in advance of the relaunch of its new website. The Company launched Match 5.0 on June 12, 2003, streamlining the user experience and adding new valuable communication features, and expects to increase its paid member count in the second half of the year, based on member responses to the website to date. Operating income increased by $0.9 million, or 14.0%, to $7.6 million in the second quarter of 2003 from $6.7 million in the second quarter of 2002 and Operating Income before Amortization increased by $2.5 million, or 32.4%, to $10.2 million for the second quarter of 2003 from $7.7 million in the second quarter of 2002. The increase in Operating Income before Amortization is primarily attributable to the revenue growth noted above, partially offset by higher sales and marketing expenses in the second quarter of 2003 of $7.5 million, an 86% increase over the prior year period as the Company continues to aggressively grow consumer brand recognition in 2003. The increase in operating income is due primarily to factors noted above and partially offset by $1.6 million of amortization of intangibles in the second quarter of 2003 related to the step-up in basis from the Ticketmaster merger. Operating Income before Amortization excludes the amortization of intangibles of $1.6 million in the second quarter of 2003 noted above and excludes non-cash distribution and marketing of $1.0 million in 2003 and 2002, which refers to barter arrangements for distribution secured from third parties, whereby advertising is provided by Match to a third party in return for distribution over the third party's network. The advertising provided has been secured from IAC, which in turn has secured the non-cash advertising pursuant to an agreement with Universal TV (formerly USA Cable). Sufficient advertising has been secured to satisfy existing obligations.

        Net revenues in the six months ended June 30, 2003 increased by $34.0 million, or 61.7%, to $89.1 million from $55.1 million in 2002 and Operating Income before Amortization decreased by $0.4 million, or 3.2%, to $12.9 million in the first half of 2003 from $13.3 million in the second half of 2002 primarily due to the factors noted above. Operating income for the six months ended June 30, 2003 decreased by $1.4 million, or 14.1%, to $8.2 million from $9.6 million in 2002 primarily due to $2.7 million of amortization of intangibles in the first half of 2003 related to the step-up in basis from the Ticketmaster merger. For the six months ended June 30, 2003 and 2002, Operating Income before Amortization excludes amortization of intangibles of $2.7 million in the second quarter of 2003 related to the step-up in basis from the Ticketmaster merger and excludes non-cash distribution and marketing of $2.0 million and $3.7 million, respectively.

Local Services

        Local services consists primarily of Citysearch, including Evite, and Entertainment Publications. Net revenues for the three months ended June 30, 2003 increased by $37.6 million to $45.2 million compared to $7.6 million for the three months ended June 30, 2002 due primarily to the acquisition of Entertainment Publications on March 25, 2003, which generated revenue of $36.9 million. Excluding the results of Entertainment Publications, revenues increased by 9.7%. Citysearch has transitioned its revenue base to advertising products with better profit potential for the Company, launching a pay-for-performance model in the second quarter of 2003. Operating losses, excluding the results of Entertainment Publications, decreased $3.6 million, or 18.6%, to a loss of $15.9 million in the second quarter of 2003 compared with a loss of $19.5 million in the second quarter of 2002 due primarily to initiatives to reduce operating costs. Operating Income before Amortization increased by $4.0 million, to a loss of $3.4 million in the second quarter of 2003 from a loss of $7.4 million in the second quarter of 2002 due to the factors noted above. Entertainment Publications contributed $36.9 million of revenue in the three months ended June 30, 2003 and its Operating Income before Amortization was a loss of $1.0 million in the three months ended June 30, 2003. Entertainment Publications business is highly seasonal and generates the majority of its revenue and profitability in the fourth quarter. Operating Income before Amortization, excluding the results of Entertainment Publications, excludes $12.0 million in the second quarter of 2003 and $11.6 million in the second quarter of 2002 in amortization of intangibles, $0.5 million in both the second quarters of 2003 and 2002 of non-cash distribution and marketing expense related to advertising provided by Universal TV (formerly USA Cable) and $0.8 million of non-cash compensation in the second quarter of 2002.

        Excluding the results of Entertainment Publications, net revenues for the six months ended June 30, 2003 increased by $0.6 million to $15.5 million compared to $14.9 million in 2002 and Operating Income before Amortization increased by $8.5 million, to a loss of $9.4 million in the first half of 2003 from a loss of $17.9 million in the first half of 2002 due to the factors noted above. Operating losses, excluding the results of Entertainment Publications, decreased $7.6 million, or 18.1%, to a loss of $34.4 million in the first half of 2003 compared with a loss of $42.0 million in the first half of 2002 due primarily to the factors noted above. Operating Income before Amortization for the six months ended June 30, 2003 and 2002, excluding the results of Entertainment Publications, excludes amortization of intangibles $23.9 million and $23.1 million, respectively, non-cash distribution and marketing expenses of $1.0 million in both the 2003 and 2002 periods and non-cash compensation of $4.8 million in 2002.

Interactive Development

        The Company's Interactive Development segment had no revenues for the quarters ended June 30, 2003 or 2002 but had an operating loss of $2.2 million in the second quarter of 2003 compared with a loss of $1.2 million in the second quarter of 2002. In addition, Operating Income before Amortization was a loss of $1.2 million in the second quarter of 2003 compared with a loss of $0.5 million in the second quarter of 2002. The costs incurred by this segment relate to IAC's potential US travel network and emerging electronic retailing operations.

Depreciation, Amortization and Goodwill Impairment

        Depreciation expense for the three months ended June 30, 2003 increased by $1.1 million to $41.7 million from $40.6 million for the three months ended June 30, 2002 due primarily to the acquisition of Entertainment Publications in March 2003 and the acquisition of Interval in September 2002. Amortization of intangibles increased $25.7 million due to the increases in amortization of intangibles resulting primarily from the step-up in basis of HSN in 2002 and the step-up basis of Ticketmaster and Match.com as a result of the Ticketmaster merger on January 17, 2003. Depreciation expense for the six months ended June 30, 2003 increased by $6.1 million to $83.9 million from $77.8 million for the six months ended June 30, 2002 due primarily to the Expedia transaction in February 2002, the acquisition of Entertainment Publications in March 2003 and the acquisition of Interval in September 2002. Amortization of intangibles for the six months ended June 30, 2003 increased $56.7 million due to the increases in amortization of intangibles resulting primarily from the 2002 Expedia transaction, the step-up in basis of HSN, Ticketmaster and Match.com.

        In the second quarter of 2002, the Company recorded an impairment in operating income related to PRC goodwill of $22.2 million, which was primarily related to a contingent purchase price adjustment booked in the three months ended June 30, 2002. As of January 1, 2002, the Company adopted FAS 141/142, and recorded in the first quarter of 2002 a write-down before tax and minority interest to PRC goodwill of $384 million, as well as a write-down before tax and minority interest to Citysearch of $115 million as a cumulative effect adjustment. The write-offs were determined by comparing the fair value of the businesses, using discounted cash flow analysis, and the implied value of goodwill and intangibles with the carrying amounts on the balance sheet. The write-offs primarily resulted from a decline in revenues for PRC due to the overall decline in the market for teleservicing and for Citysearch due to restructuring of the business and a new model that reduced short term operating results.

Other Income (Expense)

        Net interest income in the three months ended June 30, 2003 was $22.2 million compared to $18.5 million in the three months ended June 30, 2002. The increase in interest income is due primarily to amounts earned on proceeds from the VUE Transaction in May 2002, including (i) $9.2 million of PIK interest on the Series A Preferred in the second quarter of 2003 compared with $5.6 million in the 2002 second quarter, (ii) $15.9 million of cash interest on the Series B Preferred in the second quarter of 2003 compared with $9.3 million in the 2002 second quarter, and (iii) interest earned on the $1.6 billion of cash proceeds, partially offset by an net increase in interest expense of $10.2 million which represents an increase of $11.4 million related to the Company's $750 million Senior Notes issued in December 2002, partially offset by a $1.2 million decrease in interest on the Company's $500 million Senior Notes issued in 1998 of which $92.2 million were repurchased through July 31, 2003.

        Net interest income in the six months ended June 30, 2003 was $37.7 million compared to $13.9 million in the six months ended June 30, 2002. The increase in interest income is due primarily to amounts earned on proceeds from the VUE Transaction in May 2002, including (i) $18.3 million of PIK interest on the Series A Preferred in the first half of 2003 compared with $5.6 million the in 2002 second half, (ii) $31.9 million of cash interest on the Series B Preferred in the second half of 2003 compared with $9.3 million the in 2002 second half, and (iii) interest earned on the $1.6 billion of cash proceeds, partially offset by a net increase in interest expense of $22.4 million which represents an increase of $24.6 million related to the Company's $750 million Senior Notes issued in December 2002, partially offset by a $2.2 million decrease in interest on the Company's $500 million Senior Notes issued in 1998 of which $92.2 million were repurchased throughout 2003.

        In the three and six months ended June 30, 2003, the Company realized pre-tax income of $4.3 million and a loss of $239.0 million, respectively, on equity in the income (losses) from its investment in Vivendi Universal Entertainment LLLP ("VUE"), a joint venture between the Company and Vivendi Universal, S.A. ("Vivendi") acquired May 7, 2002. During the first quarter of 2003, IAC received the audited financial statements of VUE for the year ended December 31, 2002, which disclosed that VUE recorded an impairment charge for goodwill and intangible assets and other long-lived assets of $4.5 billion in the period May 7, 2002 to December 31, 2002 based upon VUE management's review of the estimated fair value of VUE as of December 31, 2002. Because of delays in VUE's financial reporting, IAC records its 5.44% proportionate share of the results of VUE on a one-quarter lag. The charge taken by IAC in the first quarter of 2003 was approximately $245 million, before of a tax benefit of $96 million.

        In the three months ended June 30, 2003 and 2002, the Company realized pre-tax losses of $0.2 million and $103.7 million, respectively, on equity losses in unconsolidated subsidiaries and other expenses and in the six months ended June 30, 2003 and 2002, the Company realized pre-tax losses of $2.1 million and $115.9 million, respectively, on equity losses in unconsolidated subsidiaries and other expenses. The 2002 losses resulted primarily from HOT Networks, which operates electronic retailing operations in Europe, before it was consolidated and was impacted primarily by charges of $88.3 million, relating primarily to the impact of HOT Networks closing its Belgium and UK operations in the three months ended June 30, 2002 as well as due to a write-down of HSN's investment in China based on operating performance.

Income Taxes

        The effective tax rate associated with IAC's income tax benefit recorded during the three and six months ended June 30, 2003 was higher than the statutory rate due to the impact of the reduction of valuation allowances and state income taxes. IAC has reversed the valuation allowance related to the Ticketmaster deferred tax assets that are more likely than not to be realized in the foreseeable future. Both Styleclick and Avaltus have been written off and a corresponding tax benefit has been reported in discontinued operations. A state income tax benefit has been recorded for both the reversal of the valuation allowance and the write-off of Avaltus.

Minority Interest

        Minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC through May 7, 2002, Liberty's ownership interest in Holdco through June 27, 2002, the public's ownership in TMCS until January 31, 2001, the public's ownership in Ticketmaster from January 31, 2001 through January 17, 2003, the public's ownership interest in Hotels.com from February 25, 2000 through June 23, 2003, the public's ownership interest in Styleclick since July 27, 2000, the partners ownership interest in HSE-Germany since its consolidation as of January 1, 2000, the public's ownership in Expedia since February 4, 2002 and certain minority ownerships in EUVÍA and Interval.

Discontinued Operations

        During the second quarter of 2003, certain of the Company's businesses, consisting of USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., ceased operations. Accordingly, these businesses are presented as discontinued operations for the applicable periods presented. In addition, the USA Entertainment Group, which was contributed to VUE on May 7, 2002, is presented as discontinued operations for 2002. The net gain on contribution of the USA Entertainment Group to VUE for the three and six months ended June 30, 2002 was $2.4 billion. The net income (loss) related to these discontinued businesses for the three months ended June 30, 2003 and 2002 was $38.3 million and ($17.7 million), respectively, net of tax, and for the six months ended June 30, 2003 and 2002 was $33.6 million and ($0.1 million), respectively, net of tax. The 2003 results were due primarily to a tax benefit realized for the discontinued operations in the second quarter of 2003.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $938.7 million for the six months ended June 30, 2003 compared to $438.5 million for the six months ended June 30, 2002. These cash proceeds and available cash were used to pay for acquisition and deal costs, net of acquired cash, of $394.2 million, including $382.0 million, less $15.9 million in cash acquired, for the acquisition of Entertainment Publications, to purchase marketable securities of $973.7 million and to make capital expenditures of $87.0 million. Ticketmaster net cash collected on behalf of clients resulted in increased cash from operations of $23.7 million and $29.7 million in the six months ended June 30, 2003 and 2002, respectively.

        Expedia's and Hotels.com's working capital cash flows from their merchant hotel business models contributed significantly to the increase in cash provided by operating activities. In the merchant business, Expedia and Hotels.com receive cash from customers on hotel and air bookings before the stay or flight has occurred. These amounts are classified on our balance sheet as deferred revenue. The payment to the suppliers related to these bookings is not made until approximately one week after booking for air travel and, for all other merchant bookings, after the customer's use and subsequent billing from the supplier. Therefore, especially for the hotel business, which is the majority of our merchant bookings, there is a significant period of time from the receipt of the cash from the customers to the payment to the suppliers. For the six-months ended June 30, 2003, Expedia deferred merchant bookings and Hotels.com deferred revenue has contributed $238 million to our positive cash flow. There is a seasonal element to cash flow related to merchant bookings, as the first quarter has traditionally been a quarter where hotel bookings significantly exceed stays, resulting in much higher cash flow related to working capital. In the other quarters, the difference between bookings and stays tends to be more even. In addition to the timing related increases noted above at Expedia and Hotels.com, cash provided by operating activities benefited from timing related increases in working capital at HSN U.S.

        As of June 30, 2003, the Company has $3.1 billion of cash on hand and $1.8 billion of marketable securities on hand, including $133.9 million in funds representing amounts equal to the face value of tickets sold by Ticketmaster on behalf of its clients.

        On March 19, 2003, IAC announced that its Board of Directors has authorized the repurchase of up to 30 million shares of IAC common stock. IAC may purchase shares over an indefinite period of time, on the open market or through private transactions, depending on market conditions, share price and other factors. The amount and timing of purchases, if any, will depend on market conditions and other factors, including IAC's overall capital structure. Funds for these purchases will come from cash on hand. Through June 30, 2003, IAC had purchased 2.3 million shares for aggregate consideration of $78.6 million. Furthermore, not related to the IAC authorization, during the six months ended June 30, 2003, Hotels.com repurchased approximately 1.55 million shares of its Class A common stock for an aggregate cost of approximately $73.5 million and Expedia repurchased approximately 0.8 million shares of its common stock for an aggregate cost of $25.0 million.

        In relation to the 2002 Expedia transaction, the Company issued approximately 13.1 million preferred shares bearing interest at 1.99% per annum, payable quarterly in cash or stock at IAC's option. If IAC elects to pay cash, the amount is approximately $13.1 million on an annual basis. For the six months ended June 30, 2003, the Company paid cash dividends of $6.8 million in cash. The next dividend is due August 15, 2003, and IAC expects to pay approximately $3.3 million in cash. IAC's wholly-owned subsidiaries have no material restrictions on their ability to transfer amounts to fund IAC's operations.

        During the six months ended June 30, 2003, the Company received proceeds of approximately $1.1 billion related to the sale of 46.9 million shares of common stock to Liberty, pursuant to Liberty's preemptive rights in relation to the Ticketmaster merger, the uDate acquisition, the Expedia and Hotels.com mergers and in connection with IAC option exercises between May 2, 2003 and June 3,

2003. Liberty did not exercise its preemptive rights with respect to the LendingTree transaction. In addition, subsequent to June 30, 2003, the Company received proceeds of approximately $62.2 million related to the sale of 1.8 million shares of common stock to Liberty, pursuant to Liberty's preemptive rights.

        On June 30, 2003 pursuant to the exercise, as Barry Diller's designee, of a right of first refusal, the Company purchased from Vivendi Universal warrants to acquire 28.2 million shares of IAC Common Stock for an aggregate purchase price of $407 million.

        Through June 30, 2003 the Company repurchased $33.2 million principal amount of its 6.75% Senior Notes due November 15, 2005 for an aggregate purchase price of $35.8 million. Subsequent to June 30, 2003 the Company repurchased an additional $59.0 million principal amount of its 6.75% Senior Notes for an aggregate purchase price of $65.6 million.

        IAC anticipates that it will need to invest working capital towards the development and expansion of its overall operations. The Company may make a significant number of acquisitions, which could result in the reduction of its cash balance or the incurrence of debt. Furthermore, future capital expenditures may be higher than current amounts over the next several years.

        The uncertainty caused by the current economic, political and transportation climates may affect future demand for our products and services. As previously discussed, a significant amount of operating cash flow is from increased deferred merchant bookings and the period between receipt of cash from the customer and decrease in operating cash flow, or negative operating cash flows. We believe that our financial situation would enable us to absorb a significant potential downturn in business. As a result, in management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet IAC's foreseeable needs.

Funding Obligations of HOT Networks for EUVÍA

        HOT Networks holds a 48.6% limited partnership interest in EUVÍA, a German limited partnership, as well as pooling arrangements that allow for control of EUVÍA. EUVÍA, through certain subsidiaries, operates two businesses, "Neun Live TV," a game show oriented TV channel, and a travel oriented shopping TV channel under the brand name "Sonnenklar." In connection with the partnership formed to operate these businesses, HOT Networks has undertaken to fund 100% of the cash requirements and operating losses up to Euro 179 million, with the funding obligations terminating if EUVÍA remains profitable for two consecutive fiscal years. Through June 30, 2003, HOT Networks funded EUVÍA with approximately Euro 59.1 million. HOT Networks expects that no additional funding will be required prior to EUVÍA achieving profitability for two consecutive fiscal years. In the event EUVÍA's current business plan is revised to require additional funding to achieve profitability for two consecutive years, HOT Networks may have additional contractual rights exercisable on or after June 30, 2003 that reduce its ongoing funding obligations below Euro 179 million assuming it has met certain funding thresholds as of June 30, 2003. Although it is not expected that these additional contractual rights will prove relevant in light of EUVÍA's current business plan, HOT Networks continues to actively monitor EUVÍA's funding requirements.

Seasonality

        IAC's businesses are subject to the effects of seasonality.

        IAC believes seasonality impacts its Electronic Retailing segment but not to the same extent it impacts the retail industry in general.

        Ticketing operations revenues are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by the client. The second quarter of the year generally experiences the most ticket on-sales for events, although the Company believes that 2003 may have been impacted due to the war, as more on-sales may have taken place in the first quarter.

        Hotels.com's and Expedia's revenues are influenced by the seasonal nature of holiday travel in the markets they serve, and have historically peaked in the fall.

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

        Entertainment Publications's revenues are significantly seasonal with the majority of the company's revenues and profitability experienced in the fourth quarter, consistent with school fundraising schedules.

IAC'S PRINCIPLES OF FINANCIAL REPORTING

        IAC reports Operating Income before Amortization which is a supplemental measure to GAAP. This measure, among other things, is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures, which we discuss below. It may seem that we have more adjusting items in our reconciliations than other companies. This is mainly because, in our short history, our businesses have changed significantly and we have been very acquisitive in nature. We endeavor to be as plain spoken as possible in explaining these adjustments.

Definitions of IAC's Non-GAAP Measures

        Operating Income before Amortization is defined as operating income plus: (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of intangibles and goodwill impairment, if applicable, (3) pro forma adjustments for significant acquisitions and (4) one-time items. See below for explanations of these adjustments.

Pro Forma Results

        We have presented Operating Income before Amortization pro forma for the Expedia merger which was completed February 4, 2002 as if this transaction had been completed as of January 1, 2002. IAC has changed significantly in recent years: first transitioning from a media company to an interactive commerce company, then also into an operating company. We believe that the pro forma results provide investors with better comparisons to prior periods, as well as a better view of ongoing operations and what the company will look like after these transactions have been consummated.

        We will only pro forma results if we view a particular transaction as significant in size or transformational in nature. As such, our results are not pro forma for certain smaller transactions such as the acquisitions of TV Travel Group, Interval and EPI. We also do not intend to present the pending LendingTree transaction on a pro forma basis.

One-Time Items

        We only exclude as non-recurring items those that are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, per recently released SEC rules. We have revised our 2002 non-GAAP measures to include certain items that were previously excluded as a result of the new SEC guidance. Actual results include one-time items.

Non-Cash Expenses That Are Excluded From Our Non-GAAP Measures

        Amortization of non-cash compensation expense consists of restricted stock and options expense, which relates mostly to unvested options assumed by IAC in the Ticketmaster, Hotels.com and pending Expedia mergers. We view this expense as part of transaction costs, which are not paid in cash, and we include the related shares in our fully diluted shares outstanding. Non-cash compensation also includes the expense associated with IAC's RSU program. We view the true cost of these RSUs as the dilution to our share base, and as such all RSUs are included in our shares outstanding for Adjusted EPS purposes.

        Amortization of non-cash distribution and marketing expense consists mainly of Hotels.com performance warrants issued to obtain distribution and non-cash advertising secured from Universal Television as part of the Vivendi transaction. The Hotels.com warrants were principally issued as part of its initial public offering, and we do not anticipate replicating these arrangements. The warrants are in the money and, to the extent the performance criteria are met, are included in our shares outstanding for Adjusted EPS purposes. The non-cash advertising from Universal is primarily for the benefit of Expedia, which runs television advertising primarily on the USA and Sci Fi cable channels without any cash cost. We do not expect to replace this non-cash marketing with an equivalent cash expense after it runs out in 2007, nor would IAC incur such amounts absent the advertising received in the Vivendi transaction.

        Amortization of intangibles is a non-cash expense relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as supplier contracts and customer relationships, are valued and amortized over their estimated lives. While it is likely that we will have significant intangible amortization expense as we continue to acquire companies, we believe that since intangibles represent costs incurred by the acquired company to build value prior to acquisition, they were part of transaction costs and will not be replaced with cash costs when the intangibles are fully amortized.

RECONCILIATION OF NON-GAAP MEASURE

        The following tables reconcile operating income (loss) to Operating Income before Amortization for the Company's industry segments (in millions):

	For the three months ended June 30, 2003:
	Operating income (loss)	Amortization of non-cash items	Merger Costs	Proforma Adjustments (a)	Operating Income before Amortization
Travel Services	$88.7	$43.3	$8.4	$(8.0)	$132.5
HSN-US	32.6	12	—	—	44.7
HSN-International	6.5	0.3	—	—	6.8
Ticketing	28.2	7.9	—	—	36.1
Personals	7.6	2.6	—	—	10.2
Local Services	(19.2)	14.9	—	—	(4.3)
PRC	1.7	—	—	—	1.7
Interactive Development	(2.2)	1.1	—	—	(1.2)
Corporate expense and other adjustments	(26.6)	71.0	—	(62.6)	(18.2)
Disengagement expenses	(4.9)	—	—	—	(4.9)
Intersegment Elimination	(0.5)	—	—	—	(0.5)

TOTAL	$111.8	$153.3	$8.4	$(70.6)	$202.9

	For the three months ended June 30, 2002:
	Operating income (loss)	Amortization of non-cash items	Merger Costs	Proforma Adjustments (a)	Operating Income before Amortization
Travel services	$44.2	$29.4	$—	$(4.4)	$69.2
HSN-US	35.7	12.2	—	(12.0)	35.8
HSN-International	(23.8)	0.3	—	(0.3)	(23.8)
Ticketing	31.7	8.6	—	(5.7)	34.7
Personals	6.7	2.3	—	(1.3)	7.7
Local Services	(19.5)	12.5	—	(0.4)	(7.4)
PRC	(29.3)	22.2	—	—	(7.0)
Interactive Development	(1.2)	0.7	—	—	(0.5)
Corporate expense and other adjustments	(12.8)	71.2	—	(69.7)	(11.3)
Disengagement expenses	(6.2)	—			(6.2)
Intersegment Elimination	—	—	—	—	—

TOTAL	$25.4	$159.4	$—	$(93.8)	$91.0

	For the six months ended June 30, 2003:
	Operating income (loss)	Amortization of non-cash items	Merger Costs	Proforma Adjustments (a)	Operating Income before Amortization
Travel services	$158.6	$82.8	$10.4	$(15.7)	$236.2
HSN-US	55.5	24.3	—	—	79.8
HSN-International	21.1	0.7	—	—	21.8
Ticketing	62.6	15.9	0.1	(0.9)	77.6
Personals	8.2	4.9	—	(0.2)	12.9
Local Services	(38.6)	27.6	—	(0.1)	(11.1)
PRC	3.6	—	—	—	3.6
Interactive Development	(4.4)	2.1	—	—	(2.2)
Corporate expense and other adjustments	(45.7)	143.1	—	(129.0)	(31.5)
Disengagement expenses	(9.4)	—			(9.4)
Intersegment Elimination	(0.8)	—	—	—	(0.8)

TOTAL	$210.8	$301.5	$10.5	$(145.9)	$376.8

	For the six months ended June 30, 2002:
	Operating income (loss)	Amortization of non-cash items	Merger Costs	Proforma Adjustments (a)	Operating Income before Amortization
Travel services	$75.9	$56.7	$—	$(7.8)	$124.8
HSN-US	68.1	24.3	—	(24.0)	68.3
HSN-International	(29.3)	0.6	—	(0.6)	(29.3)
Ticketing	53.3	16.8	—	(11.4)	58.7
Personals	9.6	6.3	—	(2.6)	13.3
Local Services	(42.0)	25.0	—	(0.9)	(17.9)
PRC	(31.3)	22.2	—	—	(9.1)
Interactive Development	(1.6)	0.7	—	—	(0.8)
Corporate expense and other adjustments	(25.2)	142.8	—	(139.2)	(21.6)
Disengagement expenses	(17.8)	—			(17.8)
Intersegment Elimination	4.1	—	—	(4.1)	—

TOTAL	$63.7	$295.6	$—	$(190.5)	$168.8

(a)
Pro forma adjustments represent the impact of the merger with Ticketmaster, which closed January 17, 2003, as well as the Hotels.com merger and Expedia merger, which were completed on June 23, 2003 and August 8, 2003, respectively. Pro forma adjustments to 2002 also represent the impact of IAC's initial acquisition of a majority stake in Expedia which occurred in February 2002, the contribution of USA Entertainment to VUE which occurred in May 2002, the roll-up of USANi LLC which occurred in conjunction with the Vivendi transaction, and the roll-up of Home Shopping Network, Inc., which occurred in June 2002. Also included is the impact of these transactions on shares outstanding. Revenue by segment is presented pro forma for the initial Expedia transaction.

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

        At June 30, 2003, the Company's outstanding debt approximated $1.2 billion, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate. The Company's objective in managing its exposure to interest rate risk on its long term debt is to maintain within a certain range of debt exposure which is between 20-40% floating rate and 60-80% fixed rate. As such, during the second quarter of 2003 the Company entered into an interest rate swap agreement with a notional amount of $250 million related to a portion of our fixed rate 7% Senior Notes due in 2013 (the "Notes"). The interest rate swap allows us to receive fixed rate receipts in exchange for making floating rate payments based on LIBOR which effectively changes our interest rate exposure on a portion of the Notes. As of June 30, 2003, of the $750 million total notional amount of the Notes, the interest rate is fixed on $500 million with the balance of $250 million remaining at a floating rate of interest based on the spread over 6- month LIBOR. The fair value of the interest rate swap at June 30, 2003 was $12.3 million. If the LIBOR rates were to increase (decrease) by 100 basis points, then the interest payments on the $250 million of variable rate debt would increase (decrease) by $0.6 million. Subsequent to June 30, 2003, the Company entered into an additional interest rate swap agreement whereby we effectively changed our interest rate exposure from fixed-rate to variable-rate on an additional $150 million notional amount.

Foreign Currency Exchange Risk

        The Company conducts business in certain foreign markets, primarily in the European Union. The Company's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the US Dollar, primarily the Euro, British Pound Sterling and Canadian Dollar. However, the Company intends to reinvest profits from international operations in order to grow the businesses.

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

        Foreign exchange gains and losses were not material to the Company's earnings for the three and six months ended June 30, 2003 and 2002. However, given the currency fluctuations in 2002 and 2003 and anticipated increases in the Company's operations in international markets, the Company is reviewing its strategy for hedging transaction risks. The Company's objective in managing its foreign exchange risk is to reduce its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position.

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than their functional currency. Transaction gains and losses related to the contract and liability are recognized each period in our statement of operations and are offsetting. The fair value of this foreign exchange forward contract at June 30, 2003 was an unrealized loss of $1.5 million.

Equity Price Risk

        The Company has a minimal investment in equity securities of publicly traded companies. These investments, as of June 30, 2003, were considered available-for-sale, with the unrealized gain deferred as a component of shareholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its investment strategy.

        The Company has substantial investments in VUE as of June 30, 2003, including preferred interests valued at approximately $2 billion and common interests valued at $767 million. The Company has reviewed the carrying value of these investments, and believes they are reasonable.

Item 4. Controls and Procedures

        The Company monitors and evaluates on an on-going basis its disclosure controls and internal control over financial reporting in order to improve their overall effectiveness. In the course of this evaluation, the Company modifies and refines its internal processes as conditions warrant.

        As required by Rule 13a-15(b), IAC management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), IAC management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

        In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, personal injury, contract, and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.

        Rules of the Securities and Exchange Commission require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant's business, and advise that proceedings ordinarily need not be described if they primarily involve damage claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters which the Company and its subsidiaries are defending, including those described below, involves or is likely to involve amounts of that magnitude. The litigation matters described below involve issues or claims that may be of particular interest to the Company's shareholders, regardless of whether any of these matters may be material to the financial position or operations of the Company based upon the standard set forth in the SEC's rules.

Tax-Related Litigation against Vivendi

        As previously disclosed in certain of the Company's SEC filings, including its filing on Form 10-K for the year ended December 31, 2002 (the "2002 10-K"), IAC is involved in a tax-related dispute with Vivendi Universal, S.A. ("Vivendi"). On April 15, 2003, IAC commenced an action in the Delaware Chancery Court, captioned USA Interactive and USANi Sub LLC v. Vivendi Universal, S.A., USI Entertainment Inc., and Vivendi Universal Entertainment LLLP, No. CA-20260. This lawsuit arises out of the failure of Vivendi Universal Entertainment LLLP ("VUE"), a limited-liability limited partnership controlled by Vivendi, to pay to IAC and its affiliates, as partners in VUE, certain cash tax distributions due to them over a period of years under the express terms of the partnership agreement that governs VUE.

        The partnership agreement provides that VUE "shall, as soon as practicable after the close of each taxable year, make cash contributions to each Partner in an amount equal to the product of (a) the amount of taxable income allocated to such Partner for such taxable year . . . and (b) the highest aggregate marginal statutory Federal, state, local and foreign income tax rate . . . applicable to any Partner." The partnership agreement also provides that taxable income of VUE is to be allocated to the partners, including IAC and its affiliates, in a specified order, including amounts corresponding to the cash and pay-in-kind distributions on IAC's and its affiliates' preferred interests in VUE, which represent a 5% annual return on those interests (the "Preferred Return"). The actual amount of cash distributions with respect to taxable income on the Preferred Return would depend on several factors, including the amount of VUE's earnings and federal, state, and local income tax rates. Assuming sufficient VUE earnings in each of the next twenty years and a discount rate of 7%, such cash distributions could have a present value to IAC of up to approximately $620 million.

        The complaint in IAC's lawsuit requests the court to declare that VUE is obligated to pay to IAC and its affiliates cash tax distributions on the Preferred Return as they become due under the VUE partnership agreement, and to order VUE to make such payments. On June 30, 2003, the defendants filed an answer denying the material allegations of the complaint and asserting various affirmative defenses, as well as certain counterclaims. The counterclaims request the court to declare that VUE is not obligated under the partnership agreement to pay to IAC and its affiliates cash tax distributions on the Preferred Return or, in the alternative, to reform the partnership agreement—on the grounds of mutual or, in the alternative, unilateral mistake—so that it no longer requires VUE to make such payments. IAC believes that the defendants' counterclaims are meritless. Pretrial discovery in the case has commenced.

Litigation Relating to IAC's Acquisition of Ticketmaster

        As previously disclosed in certain of the Company's SEC filings, including the 2002 10-K, on June 3, 2002, the Company announced that it had delivered to the boards of directors of each of Ticketmaster, Expedia and Hotels.com a letter proposing the acquisition by the Company of the minority interest in each of those subsidiaries that it did not already own. The boards of directors of these subsidiaries each formed a special committee comprised entirely of all of its disinterested directors to review the Company's proposal.

        As previously disclosed by the Company, in the wake of the Company's announcement a number of lawsuits were filed against the Company, the subsidiaries, and the boards of directors of the subsidiaries. With respect to Ticketmaster, a number of actions were filed in the Court of Chancery of the state of Delaware, and an additional action was filed in the United States District Court for the Central District of California. The complaints in these actions generally alleged that the proposed exchange ratio for the contemplated stock-for-stock transaction would be unfair to the minority shareholders of Ticketmaster and that entering into the proposed transaction would constitute a breach of fiduciary duty by the defendants. The complaints each sought, among other things, injunctive relief against the consummation of the proposed transaction and damages in an unspecified amount. In July 2002, the actions with respect to Ticketmaster filed in the state of Delaware were consolidated under the caption, In re Ticketmaster Shareholders Litigation, No. 19663-NC (Delaware Court of Chancery). In August 2002, the action with respect to Ticketmaster filed in federal court in California was dismissed, on consent, without prejudice.

        As previously disclosed by the Company, on October 10, 2002, the Company and Ticketmaster announced an agreement under which Ticketmaster would be merged into IAC in a stock-for-stock transaction. On January 17, 2003, IAC completed its acquisition of all of the stock of Ticketmaster.

        On July 16, 2003, the court in the Delaware consolidated action, In re Ticketmaster Shareholders Litigation, issued an order, on consent of the parties, dismissing the action without prejudice.

Litigation Relating to the IAC/Expedia Merger Agreement

        As previously disclosed in certain of the Company's SEC filings, including the 2002 10-K, on March 19, 2003, IAC and Expedia announced that they had entered into an agreement under which IAC would acquire all of the shares of Expedia that it does not currently own in a stock-for-stock transaction. Under the agreement, Expedia shareholders would receive IAC stock in accordance with an exchange ratio representing approximately a 30% premium, based upon the closing prices of IAC and Expedia stock on March 18, 2003. The agreement was approved by Expedia's board of directors following the unanimous recommendation and approval of an independent special committee of the board.

        As previously disclosed by the Company, during the period from March 20 to April 2, 2003, five purported class actions on behalf of Expedia shareholders were filed in King County Superior Court in the state of Washington against Expedia, IAC, and members of the board of directors of Expedia. The complaints in these actions allege, in essence, that the defendants breached their fiduciary duties to Expedia's public shareholders by entering into and/or approving the merger agreement, which allegedly does not reflect the true value of Expedia. The complaints seek to enjoin consummation of the transaction or, in the alternative, to rescind the transaction, as well as damages in an unspecified amount.

        In addition, as previously disclosed by the Company, on March 20, 2003, the plaintiffs in a consolidated action in King County Superior Court in the state of Washington, which had consolidated eight purported class actions on behalf of Expedia shareholders filed against Expedia, IAC, and members of the board of directors of Expedia as a result of IAC's announcement in June 2002 of its intention to enter into an Expedia acquisition transaction and had been dismissed without prejudice in November 2002, filed a notice of reinstatement of the action in the wake of the March 19, 2003 announcement of the IAC/Expedia merger agreement. On April 22, 2003, the court, upon consent of the defendants, issued an order reinstating the consolidated action.

        On May 5, 2003, the court in the reinstated consolidated action, In re Expedia, Inc. Shareholder Litigation, No. 02-2-16669-5 SEA, issued an order, upon consent of the parties to the consolidated action and the parties to the five later-filed purported class actions, consolidating those five actions into the consolidated action.

        On August 8, 2003, the IAC/Expedia merger transaction closed.

        The Company believes that the plaintiffs' allegations in the consolidated action are without merit and will defend vigorously against them.

Litigation Relating to the IAC/Hotels.com Merger Agreement

        As previously disclosed in certain of the Company's SEC filings, on April 10, 2003, IAC and Hotels.com announced that they had entered into an agreement under which IAC would acquire the shares of Hotels.com that it does not currently own in a stock-for-stock transaction. Under the agreement, Hotels.com shareholders would receive IAC stock in accordance with an exchange ratio representing approximately a 20% premium, based on the closing prices of IAC and Hotels.com stock on March 18, 2003, the day preceding the announcement of IAC's merger agreement with Expedia. The agreement was approved by Hotels.com's board of directors following the unanimous recommendation and approval of an independent special committee of the board.

        As previously disclosed by the Company, on April 10, 2003, the day of the announcement of the IAC/Hotels.com merger agreement, a purported class action on behalf of Hotels.com shareholders was filed in the Court of Chancery, New Castle County, State of Delaware, against Hotels.com, IAC, and members of the board of directors of Hotels.com. Michael Garvey, on Behalf of Himself and All Others Similarly Situated v. Jonathan F. Miller et al., No. 20248-NC. Also on April 10, 2003, the plaintiff in a purported shareholder derivative action on behalf of Hotels.com against certain officers and directors of Hotels.com, which was pending in the District Court of Dallas, Texas, 160th Judicial District, prior to the announcement of the merger transaction and had originally asserted derivative claims relating to Hotels.com's pre-merger earnings guidance, filed an amended complaint to include class allegations regarding the merger transaction. Alex Solodovnikov, Derivatively on Behalf of Hotels.com v. Robert Diener et al., No. 03-02663. In addition, on April 17, 2003, the plaintiffs in a consolidated action pending in the Court of Chancery, New Castle County, State of Delaware, which had consolidated a number of purported class actions filed against Hotels.com, IAC, and members of the board of directors of Hotels.com as a result of IAC's announcement in June 2002 of its intention to enter into an Hotels.com acquisition transaction, filed a consolidated and amended class-action complaint. In re Hotels.com Shareholders Litigation, No. 16662-NC. Pursuant to an agreement among counsel for the parties, the defendants' time to respond to this complaint and to the complaint in the Garvey case has been adjourned indefinitely.

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

        On June 3, 2003, the plaintiff in the Texas action (Solodovnikov) withdrew his motion to remand the case to state court and filed a motion in federal court for expedited discovery in anticipation of filing a motion for a preliminary injunction against consummation of the IAC/Hotels.com merger. The defendants opposed the motion. On June 16, 2003, the court denied the plaintiff's motion for expedited discovery.

        On June 23, 2003, the IAC/Hotels.com merger transaction closed.

        The Company believes that the allegations in these lawsuits are without merit and will continue to defend vigorously against them.

HSN Consumer Class Action Litigations

        As previously reported in certain of the Company's SEC filings, including the 2002 10-K, HSN is a defendant in two class actions pending in state court in Illinois and Florida and arising out of the sale of allegedly defective personal computers. On May 15, 2003, a third such purported class action, Dorothy Friedmann, Individually and on Behalf of All Others Similarly Situated, and on Behalf of the General Public of the State of California v. HSN Direct, Inc., d/b/a the Home Shopping Network, and Home Shopping Network, Inc., d/b/a the Home Shopping Network, and Does 1-100, No. BC-295766, was filed in the Superior Court of the state of California (Los Angeles County). The complaint alleges that HSN, in marketing Proteva personal computers during the 1996-99 period, engaged in unlawful, unfair, and deceptive trade practices and false advertising, in violation of the California Business and Professions Code. The complaint seeks class certification, restitution of amounts paid, disgorgement of profits, and imposition of a constructive trust on amounts received from HSN's sale of Proteva computers. On July 29, 2003, HSN filed an answer denying the material allegations of the complaint. HSN believes that the allegations in these lawsuits are without merit and will continue to defend vigorously against them.

Ticketmaster Class Action Litigations Related to Magazine Sales

        Michigan.    In the litigation in the Michigan Circuit Court previously reported in the 2002 10-K, Glenn R. Matecun, on Behalf of Himself and All Others Similarly Situated v. Ticketmaster L.L.C. and Time Inc., No. 01-3573 CP, on August 12, 2003, the court, in light of the settlement reached by the parties (on terms that are not material to Ticketmaster or the Company), dismissed the action without prejudice.

        California.    In the litigation in the California Superior Court previously reported in the 2002 10-K, Rupert Fowler, an Individual, on Behalf of the General Public v. Ticketmaster Corporation, Time Inc., and Does 1-100, Inclusive, No. 410588, on July 9, 2003, the court, in light of the settlement reached by the parties (on terms that are not material to Ticketmaster or the Company), dismissed the action with prejudice.

Hotels.com Class Action Litigation Related to Occupancy Tax

        On June 20, 2003, a purported class action against Hotels.com, Nora J. Olvera, Individually and on Behalf of All Others Similarly Situated v. Hotels.com, Inc., No. DC-03-259, was filed in the 229th District Court, Duval County, Texas. The complaint alleges that Hotels.com collects "excess" hotel occupancy taxes from consumers (i.e., allegedly charges consumers more for occupancy taxes than it remits to the taxing authorities). The complaint seeks certification of a nationwide class of all persons who have purchased hotel accommodations from Hotels.com since June 20, 1999, as well as restitution of, disgorgement of, and the imposition of a constructive trust upon all "excess" taxes allegedly collected by Hotels.com. On July 14, 2003, Hotels.com filed a responsive pleading that denied the material allegations of the complaint and asserted a number of defenses that it believes are meritorious. Hotels.com believes that this lawsuit is without merit and will continue to defend vigorously against it.

Securities Litigation Involving Hotels.com

        As previously disclosed in certain of the Company's SEC filings, including the 2002 10-K, there is pending in the United States District Court for the Northern District of Texas a consolidated securities class action, In re Hotels.com Securities Litigation, No. 3:03-CV-0069-N, arising out of Hotels.com's January 6, 2003 downward revision of its guidance for the fourth quarter of 2002. On June 17, 2003, the court issued an order directing the lead plaintiffs to file and serve a consolidated complaint within sixty days. As previously disclosed by the Company, pending in the same federal court after removal from state court are two shareholder derivative actions, Anita Pomilio-Wilson, Derivatively on Behalf of Nominal Defendant Hotels.com v. Elan J. Blutinger et al., No. 3:03-CV-0501-K, and Alex Solodovnikov, Derivatively on Behalf of Hotels.com v. Robert Diener et al., No. 3:03-CV-0812-K, arising out of the same events as the consolidated securities class action. On May 19, 2003, the plaintiff in the Pomilio-Wilson shareholder derivative action filed a motion to consolidate the two derivative actions. The plaintiff in the Solodovnikov action has opposed this motion; the defendants in the two actions have supported the motion. The motion remains pending.

Item 2. Changes in Securities and Use of Proceeds

        The Company has used, and intends to continue to use, its common stock to make acquisitions and investments. In addition, the Company may issue shares of its common stock to raise additional funds to fund acquisitions, investments and operations. In certain circumstances, these issuances are not registered by the Company under the Securities Act of 1933, as amended (the "Securities Act"). Rather, the Company provides the party receiving such shares with registration rights permitting the registration of the resale of such shares by such persons under the Securities Act.

        During the fiscal quarter ended June 30, 2003, IAC issued an aggregate of 46,866,130 shares of IAC Common Stock to Liberty Media Corporation ("Liberty") in connection with the exercise by Liberty of its preemptive rights to acquire additional shares of IAC Common Stock, as provided in the Amended and Restated Governance Agreement among the Company, Vivendi Universal, S.A., "Vivendi") Universal Studios, Inc. ("Universal"), Liberty and Barry Diller, dated as of December 16, 2001. The following table sets forth, in the case of each preemptive exercise, the date, the number of shares issued and the total consideration received by IAC.

Date	Number of shares of IAC Common Stock Issued	Consideration received by IAC
April 7, 2003	11,217,934	$220,342,656
May 9, 2003	1,835,027	$45,361,867
May 28, 2003	33,813,169	$837,992,732

        In addition, on July 2, 2003, the Company issued 1,834,921 shares of IAC common stock to Liberty in connection with the exercise by Liberty of its preemptive rights (as described above) for related proceeds of $62,203,822.

        The sales of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) thereof, as transactions by an issuer not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting

        On May 29, 2003, the annual meeting of stockholders was held. Stockholders present in person or by proxy, representing 359,739,089 shares of IAC Common Stock (entitled to one vote per share),

64,629,996 shares of IAC Class B Common Stock (entitled to ten votes per share) and 10,177,208 shares of IAC Preferred Stock (entitled to two votes per share), voted on the following matters:

        1. The stockholders elected the following twelve directors of the Company to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

        Elected by holders of IAC Common Stock voting as a separate class:

	Number of Votes Cast in Favor	Number of Votes Cast Against or For Which Authority Was Withheld
Donald R. Keough	354,234,151	5,490,921
Gen. H. Norman Schwarzkopf	355,025,051	4,700,021
Alan G. Spoon	354,806,505	4,918,567

        Elected by holders of IAC Common Stock, IAC Class B Common Stock and IAC Preferred Stock, voting as a single class:

	Number of Votes Cast in Favor	Number of Votes Cast Against or For Which Authority Was Withheld
Richard N. Barton	1,022,017,513	4,361,935
Robert B. Bennett	980,354,937	46,024,511
Edgar Bronfman, Jr	1,022,003,724	4,375,724
Barry Diller	994,742,016	31,637,432
Jean-René Fourtou	980,082,576	46,296,872
Victor A. Kaufman	993,908,002	32,471,446
Marie-Josée Kravis	1,021,443,044	4,936,404
John C. Malone	1,021,585,000	4,794,448
Diane von Furstenberg	985,597,836	40,781,612

        2. The holders of IAC Common Stock, IAC Class B Common Stock and IAC Preferred Stock, voting as a single class, also approved the Company's Amended and Restated Stock and Annual Incentive Plan as follows:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining
950,682,022	75,406,335	305,108

        3. The holders of IAC Common Stock, IAC Class B Common Stock and IAC Preferred Stock, voting as a single class, also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ended December 31, 2003 as follows:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining
1,021,868,240	4,292,588	218,566

Action Taken by Written Consent of Stockholders in Lieu of Stockholders' Meeting

        Pursuant to an Agreement and Plan of Merger, dated as of March 18, 2003, by and among InterActiveCorp (then USA Interactive), Expedia, Inc. ("Expedia") and Equinox Merger Corp., IAC will acquire all of the outstanding shares of Common Stock of Expedia that it does not already own. The acquisition will be effected by the merger of a wholly-owned subsidiary of IAC with and into Expedia, with Expedia surviving as a wholly-owned subsidiary of IAC. In this merger, each outstanding share of Expedia Common Stock and Expedia Class B Common Stock (other than shares held by Expedia shareholders who validly perfect dissenters' rights under Washington law) will be converted into 1.93875 shares of IAC Common Stock. At the time of the execution of the Agreement and Plan of Merger, IAC expected to issue approximately 99.9 million shares of IAC Common Stock upon the closing of this merger.

        Because IAC may issue shares of IAC Common Stock in excess of 20% of its current outstanding IAC Common Stock in connection with this merger, shareholder approval of this transaction was required under the rules of the Nasdaq Stock Market. Under Section 228 of the Delaware General Corporation Law, stockholders are permitted to approve any action that would be taken at any annual or special meeting without a meeting, without prior notice and without a vote, by written consent of the holders of the minimum number of votes that would be necessary to authorize the action at a meeting if all stockholders entitled to vote were present and voted.

        Pursuant to a stockholders agreement, each of Universal, a subsidiary of Vivendi, and Liberty has granted Barry Diller, IAC's Chairman and Chief Executive Officer, an irrevocable proxy over all IAC securities owned by Universal, Liberty and their affiliates for all matters, except for limited contingent matters, which require the consent of Mr. Diller and Liberty. As a result, as of July 9, 2003 (the date of the IAC proxy and information statement/prospectus relating to this merger), Mr. Diller, through shares owned by him, as well as those owned by Liberty and Vivendi, controlled approximately 64.1% of the combined voting power of IAC Common Stock and IAC Class B Common Stock, which was sufficient for approval by IAC stockholders in connection with the transaction. Mr. Diller has signed a written stockholder's consent approving the issuance of IAC securities in the merger. As a result, no action was required on the part of other IAC stockholders.

        IAC has filed a Registration Statement on Form S-4 relating to this transaction (SEC File No. 333-104973).

Item 5. Other Information

        Following Vivendi's sale of its remaining warrants to acquire approximately 28 million shares of IAC common stock, Vivendi no longer had the right to designate any directors to the IAC board of directors under the Amended and Restated Governance Agreement, dated as of December 16, 2001, among IAC, Vivendi, Universal, Liberty and Barry Diller. Accordingly, in June 2003, Mr. Fourtou resigned as a director of IAC.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

Exhibit Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of March 18, 2003, by and among IAC (then USA Interactive), Expedia, Inc. and Equinox Merger Corp.
Exhibit 2.1 to Amendment No. 1 to IAC's Registration Statement on Form S-4 (SEC File No. 333-104973), filed on July 9, 2003 (included as Appendix A to the proxy and information statement/prospectus included in this Registration Statement) (the "Expedia S-4").
2.2	Agreement and Plan of Merger, dated as of April 9, 2003, by and among IAC (then USA Interactive), Hotels.com and Hermitage Merger Corp.
Exhibit 2.1 to Amendment No. 1 to IAC's Registration Statement on Form S-4 (SEC File No. 333-105014), filed on May 21, 2003 (incorporated by reference to Appendix A to the information statement/prospectus included in this Registration Statement).

2.3	Agreement and Plan of Merger, dated as of May 5, 2003, by and among IAC (then USA Interactive), Forest Merger Corp. and LendingTree, Inc.
Exhibit 2.1 to Amendment No. 1 to IAC's Registration Statement on Form S-4 (SEC File No. 333-105876), filed on July 10, 2003 (included as Appendix B to the proxy and information statement/prospectus included in this Registration Statement).
3.1	Restated Certificate of Incorporation of USA.	Exhibit 3.1 to IAC's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
3.2	Amendment to Restated Certificate of Incorporation of USA.	Exhibit A the IAC's Definitive Information Statement, filed on November 19, 2001.
3.3	Certificate of Ownership and Merger merging Taiwan Travel, Inc. into USA Networks, Inc.	Exhibit 3.3 to IAC's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.
3.4	Certificate of Ownership and Merger merging WLS Holdings, Inc. into USA Interactive and Amendment thereto.	Exhibit 4.4 to Post-Effective Amendment No. 1 on Form S-8 to IAC's Registration Statement on Form S-4 (SEC File No. 333-105014), filed on July 2, 2003.
3.5	Amended and Restated ByLaws of IAC.	Exhibit 99.1 to IAC's Current Report on Form 8-K, filed on September 20, 2002.
10.1†	Employment Agreement between Shana Fisher and IAC, dated June 30, 2003.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Consent of Stockholders of IAC in Lieu of Stockholders' Meeting dated March 18, 2003.	Exhibit 99.1 to the Expedia S-4.

† Filed herewith.

  b)
  Reports on Form 8-K filed during the quarter ended June 30, 2003.

        On April 8, 2003, IAC filed a report on Form 8-K reporting under Item 5, "Other Events and Regulation FD Disclosure," to disclose that it would record its proportionate share of a French GAAP impairment charge for goodwill and intangible assets and other long-lived assets, which charge was recorded by VUE in the year ended December 31, 2002, in the quarter ended March 31, 2003.

        On April 10, 2003, IAC filed a report on Form 8-K reporting under Item 5, "Other Events and Regulation FD Disclosure," relating to IAC's announcement that it had entered into an Agreement and Plan of Merger with Hotels.com and attaching the related press release and Agreement and Plan of Merger.

        On April 15, 2003, IAC filed a report on Form 8-K reporting under Item 5, "Other Events and Regulation FD Disclosure," attaching questions and answers regarding its rights with respect to VUE, as well as a letter agreement between IAC and VUE, dated as of May 7, 2003, relating to the clarification of certain matters in the Amended and Restated Partnership Agreement of VUE.

        On May 1, 2003, IAC filed a report on Form 8-K reporting under Item 5, "Other Events and Regulation FD Disclosure," attaching a press release announcing its results for the quarter ended March 31, 2003 and forward-looking financial information under Item 9, "Regulation FD Disclosure," attaching supplemental information.

        On May 5, 2003, IAC filed a report on Form 8-K reporting under Item 5, "Other Events and Regulation FD Disclosure," relating to IAC's announcement that it had entered into an Agreement and Plan of Merger with LendingTree, Inc. and attaching the related press release.

        On June 4, 2003, IAC furnished a report on Form 8-K reporting under Item 9, "Regulation FD Disclosure," attaching investor presentation materials.

        On June 16, 2003, IAC filed a report on Form 8-K reporting under Item 5, "Other Events and Regulation FD Disclosure," attaching a statement by its Chairman and CEO to senior leaders of the Company and its operating businesses, as well as a press release, announcing the change in the Company's name from USA Interactive to InterActiveCorp and the adoption of a new operating and organizational structure.

        On June 23, 2003, IAC filed a report on Form 8-K reporting under Item 2, "Acquisition or Disposition of Assets," relating to IAC's announcement that it had completed its acquisition of the outstanding shares of Hotels.com that it did not already own through the merger of Hotels.com with and into a wholly-owned subsidiary of IAC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2003	INTERACTIVECORP
	By:	/s/ BARRY DILLER Barry Diller Chairman and Chief Executive Officer
Signature	Title	Date

/s/ BARRY DILLER Barry Diller	Chairman of the Board, Chief Executive Officer and Director	August 12, 2003
/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Executive Vice President and Chief Financial Officer	August 12, 2003
/s/ WILLIAM J. SEVERANCE William J. Severance	Vice President and Controller (Chief Accounting Officer)	August 12, 2003

QuickLinks

PART I FINANCIAL INFORMATION
INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
INTERACTIVECORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
PART II OTHER INFORMATION
SIGNATURES