Form 10-Q
period 2003-09-30
INTERACTIVECORP
filed 2003-11-14
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 14, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☒    No ☐

        As of October 31, 2003, the following shares of the Registrant's common stock were outstanding:

Common Stock, including 454,027 shares of restricted stock	646,998,981
Class B Common Stock	64,629,996

Total outstanding Common Stock	711,628,977

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of October 31, 2003 was $18,926,475,432. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(In thousands, except per share data)
Product sales	$548,679	$449,324	$1,644,100	$1,358,438
Service revenue	1,061,591	735,832	2,879,415	1,892,447

Net revenue	1,610,270	1,185,156	4,523,515	3,250,885
Cost of sales-product sales	320,632	275,604	958,632	856,830
Cost of sales-service revenue	562,943	430,461	1,551,481	1,128,170

Gross profit	726,695	479,091	2,013,402	1,265,885
Selling and marketing	253,335	155,833	668,689	454,873
General and administrative	185,741	115,406	508,710	280,315
Other	27,933	21,265	87,147	57,737
Amortization of cable distribution fees	16,749	12,615	45,538	38,679
Amortization of non-cash distribution and marketing expense	21,470	10,416	44,685	27,485
Amortization of non-cash compensation expense	81,552	2,930	106,194	10,002
Amortization of intangibles	76,890	62,944	184,604	113,921
Depreciation	50,514	46,670	134,373	124,453
Restructuring charges	708	31,411	383	54,345
Goodwill impairment	—	—	—	22,247
Merger costs	940	2,976	11,465	2,976

Operating profit	10,863	16,625	221,614	78,852
Other income (expense):
Interest income	46,175	38,231	130,531	73,381
Interest expense	(20,641)	(10,052)	(67,259)	(31,322)
Equity in gains (losses) of VUE	12,157	(2,739)	(226,861)	(2,739)
Equity in losses in unconsolidated subsidiaries and other expenses	(4,849)	(15,417)	(6,899)	(131,279)

Total other income (expense), net	32,842	10,023	(170,488)	(91,959)

Earnings (loss) from continuing operations before income taxes and minority interest	43,705	26,648	51,126	(13,107)
Income tax expense	(13,116)	(36,052)	(10,625)	(75,498)
Minority interest	(8,261)	(17,235)	(62,403)	(29,305)

Earnings (loss) from continuing operations before cumulative effect of accounting change	22,328	(26,639)	(21,902)	(117,910)
Gain on contribution of USA Entertainment to VUE, net of tax	—	—	—	2,378,311
Discontinued operations, net of tax	(348)	(6,725)	33,280	5,975

Earnings (loss) before cumulative effect of accounting change	21,980	(33,364)	11,378	2,266,376
Cumulative effect of accounting change, net of tax	—	—	—	(461,389)

Earnings (loss) before preferred dividends	21,980	(33,364)	11,378	1,804,987
Preferred dividend	(3,264)	(3,264)	(9,792)	(8,495)

Net income (loss) available to common shareholders	$18,716	$(36,628)	$1,586	$1,796,492

Income (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.03	$(0.07)	$(0.06)	$(0.30)
Diluted earnings (loss) per share from continuing operations	$0.02	$(0.07)	$(0.07)	$(0.31)
Basic earnings (loss) per share before cumulative effect of accounting change	$0.03	$(0.08)	$0.00	$5.39
Diluted earnings (loss) per share before cumulative effect of accounting change	$0.02	$(0.08)	$(0.01)	$5.38
Basic earnings (loss) per share	$0.03	$(0.08)	$0.00	$4.29
Diluted earnings (loss) per share	$0.02	$(0.08)	$(0.01)	$4.28

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,418,435	$3,077,410
Restricted cash equivalents	39,367	40,696
Marketable securities	2,059,723	849,762
Accounts and notes receivable, net of allowance of $23,668 and $29,036, respectively	392,068	308,377
Inventories, net	258,173	192,751
Deferred tax assets	69,013	2,007
Other current assets, net	138,604	145,059
Current assets of discontinued operations	891	8,079

Total current assets	5,376,274	4,624,141
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment	622,450	542,998
Buildings and leasehold improvements	149,042	141,063
Furniture and other equipment	153,670	137,388
Land	18,381	15,802
Projects in progress	37,578	20,487

	981,121	857,738
Less accumulated depreciation and amortization	(537,523)	(427,491)

Total property, plant and equipment	443,598	430,247
OTHER ASSETS
Goodwill	10,785,058	5,997,842
Intangible assets, net	2,041,661	1,258,070
Long-term investments	1,411,543	1,582,182
Preferred interest exchangeable for common stock	1,428,530	1,428,530
Cable distribution fees, net	137,452	167,249
Note receivables and advances, net of current portion ($5,331 and $14,834, respectively, from related parties)	12,939	19,090
Deferred charges and other, net	110,156	140,816
Non-current assets of discontinued operations	410	10,825

Total other assets	15,927,749	10,604,604

TOTAL ASSETS	$21,747,621	$15,658,992

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
	(In thousands, except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$1,295	$24,957
Accounts payable, trade	704,912	478,043
Accounts payable, client accounts	221,622	131,348
Cable distribution fees payable	38,265	39,107
Deferred merchant bookings	277,138	149,348
Deferred revenue	195,701	128,580
Income tax payable	119,605	177,019
Other accrued liabilities	488,412	401,510
Current liabilities of discontinued operations	16,509	24,713

Total current liabilities	2,063,459	1,554,625
Long-Term Obligations, net of current maturities	1,123,822	1,211,145
Other Long-Term Liabilities	85,577	77,843
Deferred Income Taxes	2,225,585	2,374,112
Minority Interest	90,461	1,081,274
Common Stock Exchangeable For Preferred Interest	1,428,530	1,428,530
Shareholders' Equity
Preferred stock—$.01 par value; authorized 100,000,000 shares; issued and outstanding 13,118,182	131	131
Common stock—$.01 par value; authorized 1,600,000,000 shares; issued 674,674,554 and 392,334,359 shares respectively, and outstanding 645,695,049 and 385,698,610 shares, respectively, including 454,207 and 441,169 of restricted stock, respectively	6,452	3,852
Class B convertible common stock $.01 par value; authorized 400,000,000 shares; issued and outstanding 64,629,996	646	646
Additional paid-in capital and unearned compensation	13,517,610	5,941,141
Retained earnings	2,124,197	2,122,611
Accumulated other comprehensive income	29,989	15,697
Treasury stock 28,979,505 and 6,635,749 shares, respectively	(943,840)	(147,617)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	14,730,187	7,931,463

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,747,621	$15,658,992

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Total	Preferred Stock		Common Stock		Class B Convertible Common Stock		Addit. Paid-in Capital/ Unearned Comp	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income	Treasury Stock	Note Receivable from key executive for common stock issuance
		$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2002	$7,931,463	$131	13,118	$3,852	385,699	$646	64,630	$5,941,141	$2,122,611	$15,697	$(147,617)	$(4,998)
Comprehensive income:
Net income for the Nine months ended September 30, 2003	11,378	—	—	—	—	—	—	—	11,378	—	—	—
Increase in unrealized gains in available for sale securities	179	—	—	—	—	—	—	—	—	179	—	—
Foreign currency translation	14,113	—	—	—	—	—	—	—	—	14,113	—	—

Comprehensive income	25,670	—	—	—	—	—	—	—	—	—	—	—
Issuance of securities in connection with the Ticketmaster merger	875,587	—	—	455	45,471	—	—	875,132	—	—	—	—
Issuance of securities in connection with the uDate transaction	132,892	—	—	55	5,480	—	—	132,837	—	—	—	—
Issuance of securities in connection with the Hotels.com merger	1,180,675	—	—	443	44,315	—	—	1,180,232	—	—	—	—
Issuance of securities in connection with the Liberty preemptives	1,165,901	—	—	487	48,701	—	—	1,165,414	—	—	—	—
Issuance of securities in connection with the Expedia transaction	3,486,359	—	—	1,008	100,762	—	—	3,485,351	—	—	—	—
Issuance of securities in connection with the LendingTree transaction	716,028	—	—	188	18,765	—	—	715,840	—	—	—	—
Issuance of common stock upon exercise of warrants	8,693	—	—	4	414	—	—	8,689	—	—	—	—
Vesting of restricted stock units	2,411	—	—	1	75	—	—	2,410	—	—	—	—
Issuance of common stock upon exercise of stock options, restricted stock and other	225,929	—	—	182	18,357	—	—	225,747	—	—	—	—
Income tax benefit related to stock options exercised	150,973	—	—	—	—	—	—	150,973	—	—	—	—
Purchase of warrants	(439,906)	—	—	—	—	—	—	(439,906)	—	—	—	—
Dividend on preferred stock	(9,792)	—	—	—	—	—	—	—	(9,792)	—	—	—
Amortization of non-cash compensation	73,750	—	—	—	—	—	—	73,750	—	—	—	—
Purchase of treasury stock	(796,446)	—	—	(223)	(22,344)	—	—	—	—	—	(796,223)	—

Balance as of September 30, 2003	$14,730,187	$131	13,118	$6,452	645,695	$646	64,630	$13,517,610	$2,124,197	$29,989	$(943,840)	$(4,998)

        Accumulated other comprehensive income is comprised of unrealized gains on available for sale securities of $3,634 and $3,455 at September 30, 2003 and December 31, 2002, respectively, and foreign currency translation adjustments of $26,355 and $12,242 at September 30, 2003 and December 31, 2002, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Loss from continuing operations before cumulative effect of accounting change	$(21,902)	$(117,910)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	318,977	238,374
Goodwill impairment	—	22,247
Amortization of non-cash distribution and marketing expense	44,685	27,485
Amortization of non-cash compensation expense	106,194	10,002
Amortization of cable distribution fees	45,538	38,679
Amortization of deferred financing costs	1,850	805
Deferred income taxes	(79,077)	9,259
Loss on retirement of bonds	8,639	1,970
Gain on sale of investments	(3,582)	—
Equity in losses of unconsolidated affiliates	224,287	132,807
Non-cash interest income	(27,022)	(13,538)
Minority interest	62,403	29,305
Non-cash restructuring charge	—	36,908
Increase in cable distribution fees	(21,898)	(34,874)
Changes in current assets and liabilities:
Accounts receivable	(25,313)	73,778
Inventories	(48,413)	(12,982)
Accounts payable and accrued liabilities	307,700	24,749
Deferred revenue	88,887	21,854
Deferred merchant bookings	127,790	72,073
Cash collected on behalf of clients, net	63,201	44,879
Other, net	(27,921)	18,246

Net Cash Provided By Operating Activities	1,145,023	624,116
Cash flows from investing activities:
Acquisitions and deal costs, net of cash acquired	(358,842)	(551,570)
Capital expenditures	(130,137)	(107,404)
Recoupment of advance to Universal	—	39,422
Purchase of marketable securities, net of redemptions	(1,223,313)	(2,337,364)
Proceeds from VUE transaction	—	1,618,710
Proceeds from sale of broadcast stations	—	589,625

Net Cash Used in Investing Activities	(1,712,292)	(748,581)
Cash flows from financing activities:
Borrowings	—	22,972
Principal payments on long-term obligations	(27,314)	(23,624)
Purchase of treasury stock by IAC and subsidiaries	(895,270)	(5,453)
Payment of mandatory tax distribution to LLC partners	—	(154,083)
Repurchase of bonds	(101,379)	(39,451)
Purchase of Vivendi warrants	(407,398)	—
Purchase of warrants initially issued by Expedia in 2002	(32,508)	—
Proceeds from sale of subsidiary stock, including stock options	57,358	57,179
Proceeds from issuance of common stock and LLC shares	1,391,656	128,705
Preferred dividend	(9,792)	(6,922)
Other, net	3,339	(291)

Net Cash Used In Financing Activities	(21,308)	(20,968)
Net Cash Used In Discontinued Operations	(82,992)	(165,379)
Effect of exchange rate changes on cash and cash equivalents	12,594	7,848

Net Decrease In Cash and Cash Equivalents	(658,975)	(302,964)
Cash and Cash Equivalents at Beginning of Period	3,077,410	978,377

Cash And Cash Equivalents at End of Period	$2,418,435	$675,413

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 ORGANIZATION

  GENERAL

        IAC/InterActiveCorp (Nasdaq: IACI) consists of IAC Travel, a division of the company that encompasses Expedia, Inc., which oversees Interval International, TV Travel Shop and Hotels.com. The other operating businesses of IAC are: HSN; Ticketmaster, which oversees Evite and ReserveAmerica; Match.com, which oversees uDate.com; Entertainment Publications; Citysearch; Precision Response Corporation; and LendingTree which was acquired on August 8, 2003. The goal of the Company is to be the world's largest and most profitable interactive commerce company by pursuing a multi-brand strategy.

IAC Travel

        Expedia is a leading online travel agency in the United States, offering travel services provided by approximately 450 airlines, approximately 43,000 lodging properties, all major car rental companies, numerous cruise lines, and multiple-destination service providers such as restaurants, attractions and tour providers. In addition to Expedia.com, Expedia also operates localized versions (either alone or through joint ventures) in the United Kingdom, France, Germany, Italy, Netherlands and Canada. Expedia entered the U.S. corporate travel market through the acquisition of Metropolitan Travel in July 2002. IAC completed its acquisition of its initial controlling interest in Expedia on February 4, 2002. On August 8, 2003, the Company completed its acquisition of all of the outstanding shares of Expedia that it did not already own. See "Recent Developments."

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

        TV Travel Shop is a UK company that owns and operates two UK television channels that sell packaged holidays and other travel products to viewers, TV Travel Shop and TV Travel Shop 2. TV Travel Shop also operates a related website and maintains an interest in a joint venture with Preussag's TUI Deutschland that operates TV Travel Shop Germany.

Electronic Retailing

        Home Shopping Network U.S. ("HSN U.S.") consists primarily of the HSN television network, HSN.com, and the America's Store television network. HSN sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs. HSN operates two television retail sales programs in the United States, each 24 hours a day, seven days a week: HSN and America's Store. HSN.com serves as an alternative store front that allows consumers to shop for merchandise from HSN's inventory, rather than just viewing the current product offering on HSN's television programming. HSN.com also offers additional inventory that is not available on HSN's television programming.

        HSN International consists primarily of Home Shopping Europe, AG ("HSE-Germany") and EUVÍA Media AG & Co. KG ("EUVÍA"). HSE-Germany operates a German-language television home shopping business that is broadcast 24 hours, a day to households in Germany, Austria and Switzerland. EUVÍA, in which IAC owns 48.6%, operates two businesses: "Neun Live," a game-show oriented television channel, and "Sonnenklar," a travel-oriented shopping television channel. HSN International also includes IAC's minority interests in home shopping businesses in Italy, China and Japan.

Ticketing

        Ticketing consists primarily of Ticketmaster, ticketmaster.com and ReserveAmerica. Ticketmaster and ticketmaster.com provide automated ticketing services via the Internet, telephone and retail outlets and serve many of the foremost venues, entertainment facilities, promoters and professional sports franchises in the U.S.A. and in the U.K., Australia, Norway, Denmark, the Netherlands, Canada, Mexico and Ireland. ReserveAmerica is a leading provider of outdoor recreation reservation services and software to United States federal and state agencies for camping activities, recreation ticketing and other access privileges to public land attractions. IAC completed its acquisition of all of the outstanding shares of Ticketmaster, including its subsidiaries Match.com and Citysearch, that it did not already own on January 17, 2003. See "Recent Developments."

Personals

        Personals consists primarily of Match.com, MatchLive, Match International, Soulmates and uDate.com. These services and their networks served approximately 910,000 subscribers as of September 30, 2003, and offer single adults a convenient and private environment for meeting other singles through its own websites, as well as through its affiliate network which includes the AOL and MSN internet portals. IAC acquired uDate.com on April 4, 2003. See "Recent Developments."

Local Services

        Local Services currently consist of Citysearch, Entertainment Publications Inc. and Evite.com. Citysearch is a network of online local city guide sites that offer up-to-date local content for major cities in the United States and abroad. It also features a leading directory of local businesses in the United States and provides millions of listings, including local events, organizations and businesses. Among other lines of businesses, Entertainment Publications is a leading marketer of coupon books, discounts and merchant promotions, serving more than 160 major markets and doing business with tens of thousands of local merchants and national retailers. The Company's main membership product, the Entertainment® Book, contains discount offers from local and national restaurants and hotels, leading national retailers, and other merchants specializing in leisure activities. Entertainment Publications has also begun to market a digital alternative to the Entertainment® Book, which enables consumers to print offers directly from the entertainment.com website. IAC acquired Entertainment Publications on March 25, 2003. See "Recent Developments." In addition to providing a free online invitation service, Evite.com offers reminder services, polling, electronic payment collection, photo sharing and maps.

Financial Services and Real Estate

        Financial Services and Real Estate consists of LendingTree which was acquired on August 8, 2003. LendingTree is an online exchange empowering consumers, Lenders, REALTOR® and related service providers with convenience, choice and value. Through its website consumers can access a nationwide network of more than 200 banks, lenders and loan brokers and more than 650 real estate brokerages representing approximately 10,000 agents to obtain loan offers or the service of a LendingTree-Certified

REALTOR®. LendingTree attracts consumers to its website through various forms of advertising and through arrangements with both online and offline partners.

Teleservices

        Teleservices consists of Precision Response Corporation ("PRC" or "Precision Response"). PRC provides outsourced consumer care services, managing customer relationships for both large corporations and internet-focused companies for over 20 years. PRC offers an integration of teleservices, e-commerce customer care services, information, technology and fulfillment services as part of a one-stop solution. PRC has developed proprietary Customer Relationship Management (CRM) technology for consumer care. Through its subsidiaries, Access Direct and Hancock, PRC also provides outbound business to consumer and business-to-business services.

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

        On March 25, 2003, IAC completed its acquisition of Entertainment Publications, originator of the popular Entertainment® book. IAC purchased Entertainment Publications from a group of investors led by a global private equity firm.

        On April 4, 2003, IAC completed its acquisition of uDate.com, Inc., a global online personals group which provides dating and matchmaking services. At closing, IAC issued approximately 5.5 million shares of IAC common stock in exchange for uDate shares, options and warrants, and paid certain uDate expenses incurred in the transaction.

        On June 23, 2003, the Company completed its acquisition of all of the outstanding shares of Hotels.com that it did not already own. The acquisition was accomplished by the merger of a wholly owned subsidiary of IAC with Hotels.com, with Hotels.com surviving as the wholly owned subsidiary of IAC. In the merger, each outstanding share of Hotels.com Class A common stock (other than shares held by IAC, Hotels.com and their subsidiaries) was converted into the right to receive 2.4 shares of IAC common stock. IAC issued an aggregate of approximately 44.3 million shares of IAC common stock, assumed approximately 6.4 million stock options, 5.1 million warrants and 0.3 million restricted share units in the merger. Shares of Hotels.com Class A common stock, which prior to the merger traded on the Nasdaq National Market under the symbol "ROOM", ceased trading as of the close of the market on June 20, 2003. See Note 3 for further discussion.

        On August 8, 2003, the Company completed its acquisition of all of the outstanding shares of Expedia that it did not already own. The acquisition was accomplished by the merger of a wholly owned subsidiary of IAC with Expedia, with Expedia surviving as the wholly owned subsidiary of IAC. In the merger, each outstanding share of Expedia Class A common stock (other than shares held by IAC, Expedia and their subsidiaries) was converted into the right to receive 1.93875 shares of IAC common stock. IAC issued an aggregate of approximately 100.8 million shares of IAC common stock, assumed approximately 36.9 million stock options, warrants to acquire 24.5 million shares of IAC common stock and 1.1 million restricted share units in the merger. Shares of Expedia Class A common stock, which prior to the merger traded on the Nasdaq National Market under the symbol "EXPE", ceased trading as of the close of the market on August 8, 2003. See Note 3 for further discussion.

        On August 8, 2003, the Company completed its acquisition of all of the outstanding capital stock of LendingTree, Inc. in a stock-for-stock transaction. In the acquisition, LendingTree shareholders received 0.6199 of a share of IAC common stock for each share of LendingTree common stock that they owned and LendingTree preferred stockholders received the same merger consideration, on an as-converted basis. IAC issued an aggregate of approximately 18.8 million shares of IAC common stock, and assumed approximately 3.4 million stock options in the merger. The price used to value the securities is $33.98, which is the average of the closing prices of IAC common stock on the two trading days prior to, the day of, and the two trading days following the announcement of the LendingTree acquisition. The Company has estimated $10.2 million of unearned compensation, which is the estimated impact of unvested stock options and warrants as of the LendingTree acquisition date, at their fair value. The total value of securities issued was $726.2 million. Shares of LendingTree common stock, which prior to the merger traded on the Nasdaq National Market under the symbol "TREE", ceased trading as of the close of the market on August 8, 2003.

Discontinued Operations

        During the second quarter of 2003, certain of the Company's businesses, consisting of USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. Accordingly, the results of operations and statement of position of these businesses are presented as discontinued operations for all periods presented. In addition, through May 7, 2002, the Company's results also included the USA Entertainment Group, consisting of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. The USA Entertainment Group was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002 (the "VUE Transaction"). As a result, the results of operations and assets and liabilities of USA Entertainment are presented as a discontinued operation through May 7, 2002. The net gain on contribution of the USA Entertainment Group to Vivendi Universal Entertainment LLLP ("VUE") for the nine months ended September 30, 2002 was $2.4 billion, which occurred in the second quarter of 2002. The net loss related to these discontinued businesses for the three months ended September 30, 2003 and 2002 was ($0.3) million and ($6.7) million, respectively, net of tax, and the net income related to these discontinued businesses for the nine months ended September 30, 2003 and 2002 was $33.3 million and $6.0 million, respectively, net of tax. The nine-month 2003 results were due primarily to a tax benefit realized for the discontinued operations in the second quarter of 2003.

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

        Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, and various other operating allowances and accruals, including the reserve for contingent occupancy taxes.

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

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of FASB Statement No. 123 (SFAS 123). The transition guidance and annual disclosure provisions are effective for financial reports containing financial statements for fiscal year ending after December 15, 2002. The Company will provide expense for stock based compensation on a prospective basis, and will continue to provide pro forma information in the notes to financial statements to provide the results as if SFAS 123 had been adopted in previous years. The Company intends to issue restricted stock units that will vest in future periods instead of stock options, although the Company did issue some stock options to employees of certain subsidiaries in 2003 as it completed the transition of its compensation plan to the use of restricted stock units. For restricted stock units issued, the accounting charge is measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

        The following table illustrates the effect on earnings (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	(In thousands, except per share data)
Net income (loss) available to common shareholders, as reported	$18,716	$(36,628)	$1,586	$1,796,492
Add: Stock-based employee compensation expense included in reported net income, net of related tax and minority interest effects	49,114	1,554	61,877	5,720
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax and minority interest effects	(69,897)	(27,515)	(123,857)	(134,155)

Pro forma net income (loss)	$(2,067)	$(62,589)	$(60,394)	$1,668,057

Net income (loss) per share:
Basic as reported	$0.03	$(0.08)	$0.00	$4.29
Basic pro forma	$0.00	$(0.14)	$(0.11)	$3.99
Diluted as reported	$0.02	$(0.08)	$(0.01)	$4.28
Diluted pro forma	$0.00	$(0.14)	$(0.12)	$3.98

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

Consolidation of Variable Interest Entities

        In January 2003, the FASB issued Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 will significantly change current practice in the accounting for and disclosure of variable interest entities. Under FIN 46, a business enterprise that has a controlling financial interest in a variable interest entity would include the variable interest entity's assets, liabilities and results of operations in their consolidated financial statements. This Interpretation is different from the general current practice of consolidating only those entities in which an enterprise has a controlling voting interest. The requirements of FIN 46 are effective for financial statements of interim or annual periods beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 and immediately for all variable interest entities created after January 31, 2003. As we have not acquired an interest in a variable interest entity after January 31, 2003, we adopted the provisions of FIN 46 as of July 1, 2003. The adoption of FIN 46 did not effect the financial statements in any periods prior to July 1, 2003. The adoption of FIN 46 has not had a material effect on our consolidated financial position or results of operations.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This pronouncement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. We adopted SFAS 150 effective July 1, 2003 and the adoption did not have an effect on the Company's financial statements.

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

        The Federal government passed "Do Not Call Legislation" as well as other related legislation, the majority of which became effective October 1, 2003. It is too early to draw conclusions about the impact of this legislation on future results of PRC.

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and marketable securities. Cash equivalents and marketable securities are of high-quality short to intermediate term agency securities and corporate debt securities, all of which are maintained with high credit quality financial institutions. Cash and cash equivalents are maintained with financial institutions and are in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.

Derivative Instruments

        The Company recognizes all derivative instruments on the balance sheet at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the statement of operations or other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of operations when the hedged transaction affects earnings. For derivatives recognized as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations. In addition, IAC Travel purchases 30 day foreign currency forwards at the end of each month to mitigate the effects of the changes in exchange rates related to their payables to hotel vendors in foreign countries. The changes in fair value are included as a component of cost of sales in the accompanying statement of operations.

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

NOTE 3 BUSINESS ACQUISITIONS

Ticketmaster Merger

        On January 17, 2003, IAC completed its merger with Ticketmaster. Prior to the merger, IAC owned approximately 66% of the outstanding equity of Ticketmaster. IAC issued approximately 45.5 million shares of IAC common stock to Ticketmaster security holders based on an exchange ratio of 0.935 of a share of IAC common stock for each share of Ticketmaster common stock. IAC also assumed options to acquire approximately 8.9 million shares of IAC common stock and warrants to acquire approximately 4.2 million shares of IAC common stock, in each case based on an exchange ratio of 0.935. The price used to value the securities is $17.918, which is the average of the closing prices of IAC common stock on the two trading days prior to, the day of, and the two trading days following the announcement of the Ticketmaster merger. The total value of securities issued was $900.4 million. The Company has recorded $27.2 million of unearned compensation, which is the estimated impact of unvested stock options and warrants as of the Ticketmaster merger date, at their fair value. The excess of the merger consideration over minority interest acquired, deferred taxes and deferred compensation is $524.5 million. IAC obtained a preliminary independent valuation of the assets and liabilities acquired, including the identification of intangible assets other than goodwill, which identified $694.5 million of intangible assets other than goodwill. IAC recorded 34% of this amount, or

$236.1 million, representing the incremental ownership acquired in the transaction. The unallocated excess of acquisition costs over net assets acquired of $288.4 million was allocated to goodwill. Intangible assets with definite lives will be amortized over a period of 3 to 7 years, and include technology, distribution agreements, and venue and promotor contracts. The trade name was identified as an indefinite lived intangible and $90.8 million was allocated to this asset. Intangibles with definite lives included venue promoter contracts ($81.6 million), distributor agreements ($34.5 million), technology ($21.8 million) and subscribers ($7.4 million). None of the amounts allocated to goodwill or intangible assets are tax deductible.

Hotels.com Merger

        On June 23, 2003, IAC completed its merger with Hotels.com. Prior to the merger, IAC owned approximately 68% of the outstanding equity of Hotels.com. IAC issued 44.3 million shares of IAC common stock to Hotels.com security holders based on an exchange ratio of 2.4 shares of IAC common stock for each share of Hotels.com common stock. IAC also assumed options to acquire 6.4 million shares of IAC common stock, warrants to acquire 5.1 million shares of IAC common stock and 0.3 million restricted share units in the merger. The price used to value the securities is $26.174, which is the average of the closing prices of IAC common stock on the two trading days prior to, the day of, and the two trading days following the announcement of the Hotels.com merger. The total value of securities issued was $1.3 billion. The Company has estimated $95.7 million of unearned compensation, which is the estimated impact of unvested stock options and warrants as of the Hotels.com merger date, at their fair value. The excess of the merger consideration over minority interest acquired, and deferred compensation is $913.3 million. IAC obtained a preliminary independent valuation of the assets and liabilities acquired, including the identification of intangible assets other than goodwill, which identified $672.8 million of intangible assets other than goodwill. IAC recorded approximately 32% of this amount, or $219.6 million, representing the incremental ownership acquired in the transaction. The unallocated excess of acquisition costs over net assets acquired of $693.7 million was allocated to goodwill. Intangible assets with definite lives will be amortized over a period of 2.5 to 10 years, and primarily include supply relationships and affiliate agreements. The trade name was identified as an indefinite lived intangible and $115.7 million was allocated to this asset. Intangibles with definite lives included supply relationships ($63.4 million), affiliate agreements ($36.6 million), technology ($3.6 million) and customer lists ($0.3 million). None of the amounts allocated to goodwill or intangible assets are tax deductible.

Expedia Merger

        On August 8, 2003, IAC completed its merger with Expedia. Prior to the merger, IAC owned approximately 60% of the outstanding equity of Expedia. IAC issued approximately 100.8 million shares of common stock to Expedia security holders based on an exchange ratio of 1.93875 shares of IAC common stock for each share of Expedia common stock. IAC also assumed options to acquire 36.9 million shares of IAC common stock, issued warrants to acquire 24.5 million shares of IAC common stock and assumed 1.1 million restricted share units. The price used to value the securities is $26.47, which is the average of the closing prices of IAC common stock on the two trading days prior to, the day of, and the two trading days following the announcement of the Expedia merger. The total value of securities issued was $3.9 billion. The Company has estimated $397.3 million of unearned compensation, which is the estimated impact of unvested stock options and warrants as of the Expedia merger date, at their fair value. The excess of the merger consideration over minority interest acquired, deferred taxes and deferred compensation is $3.4 billion. IAC obtained an independent valuation of the assets and liabilities acquired, including the identification of intangible assets other than goodwill, in conjunction with the acquisition of a controlling interest in Expedia in 2002. The Company is currently in the process of updating this valuation, which identified $545.0 million of intangible assets other than goodwill, and will record such intangibles based upon the percentage of Expedia acquired in the merger. None of the amounts allocated to goodwill or intangible assets are tax deductible.

        The following unaudited pro forma condensed consolidated financial information for the three and nine months ended September 30, 2003 and 2002, is presented to show the results of the Company to give effect to IAC's acquisition of a controlling interest in Expedia completed on February 4, 2002, IAC's contribution of the USA Entertainment Group to VUE completed on May 7, 2002, including the exchange by Liberty of its USANi LLC shares for 7.1 million IAC common shares, the exchange by Liberty of its shares of Home Shopping Network, Inc. for 31.6 million shares of IAC common stock and 1.6 million shares of IAC Class B common stock completed on June 27, 2002, the merger of Ticketmaster with a wholly-owned subsidiary of IAC completed on January 17, 2003, the merger of Hotels.com with a wholly-owned subsidiary of IAC completed on June 23, 2003 and the merger of Expedia with a wholly owned subsidiary of IAC completed on August 8, 2003. The pro forma results include certain preliminary adjustments, including increased amortization related to intangible assets and compensation expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net revenue	$1,610,270	$1,185,156	$4,523,515	$3,286,372
Earnings (loss) from continuing operations before cumulative effect of accounting change and preferred dividend	$29,201	$(46,534)	$(62,100)	$(231,914)
Basic income (loss) from continuing operations before cumulative effect of accounting change and preferred dividend per common share	$0.04	$(0.07)	$(0.09)	$(0.36)
Diluted income (loss) from continuing operations before cumulative effect of accounting change and preferred dividend per common share	$0.04	$(0.07)	$(0.09)	$(0.36)

        The Company acquired the remaining interests in Ticketmaster, Expedia and Hotels.com because (1) the acquisition would significantly simplify its corporate structure (which at the time was very complex with significant minority interests), (2) the acquisition would remove any conflict of interests between the Company's shareholders and the minority public shareholders of Ticketmaster, Expedia and Hotels.com, and allow the companies to work together more closely to achieve operating efficiencies, (3) the Company would have total access to the acquirees' cash flow, and (4) the Company believed that all the companies had great growth prospects in their respective fields. While Expedia and Hotels.com operate in the very competitive online travel space, management believes that the significant growth prospects in the online travel space outweigh any competitive pressures that the Company expects to face going forward.

NOTE 4 STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Non-Cash Transactions for the Nine Months Ended September 30, 2003:

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

        For the nine months ended September 30, 2003, the Company incurred non-cash distribution and marketing expense of $44.7 million and non-cash compensation expense of $106.2 million.

        For the nine months ended September 30, 2003, IAC recognized $27.7 million of PIK interest income on the Series A Preferred received in connection with the VUE transaction.

        For the nine months ended September 30, 2003, the Company recognized pre-tax losses of $224.3 million on equity losses in unconsolidated subsidiaries, resulting almost entirely from its 5.44% proportionate share of a $4.5 billion impairment charge for goodwill and intangible assets and other long-lived assets recognized by Vivendi Universal Entertainment LLP ("VUE"), a joint venture between the Company and Vivendi. See Note 8 for further information.

        For the nine months ended September 30, 2003, the Company recognized non-cash revenues of $22.3 million as a result of deferred revenue recorded in connection with its various acquisitions.

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

        For the nine months ended September 30, 2002, the Company incurred non-cash distribution and marketing expense of $27.5 million and non-cash compensation expense of $10.0 million.

        For the nine months ended September 30, 2002, IAC recognized $14.0 million of PIK interest income on the Series A Preferred received in connection with the VUE transaction.

        For the nine months ended September 30, 2002, the Company recognized non-cash revenues of $24.8 million as a result of deferred revenue recorded in connection with its various acquisitions.

NOTE 5 INDUSTRY SEGMENTS

        IAC reports Operating Income before Amortization ("OIBA") that is a supplemental measure to GAAP. This measure, among other things, is one of the primary metrics by which the Company evaluates the performance of our businesses, on which our internal budgets are based and by which management is compensated. Management believes that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. OIBA is defined as operating income plus (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of intangibles and goodwill impairment, if applicable, (3) pro forma adjustments for significant acquisitions and (4) one-time items. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which the Company believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. OIBA has certain limitations in that it does not take into account the impact to IAC's income statement of certain expenses including non-cash compensation associated with IAC's employees, non-cash payments to partners and acquisition related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, GAAP financial statements and detailed descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

        The following is a reconciliation of Operating Income to the non-GAAP measure of Operating Income before Amortization for the three and nine months ended September 30, 2003 and 2002. Furthermore, the Company has provided a reconciliation of Operating Income to Operating Income before Amortization by segment in management's discussion and analysis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Operating income before amortization	$191,715	$95,891	$568,562	$263,196
Amortization of non-cash distribution and marketing	(21,470)	(10,416)	(44,685)	(27,485)
Amortization of non-cash compensation expense	(81,552)	(2,930)	(106,194)	(10,002)
Amortization of intangibles	(76,890)	(62,944)	(184,604)	(113,921)
Goodwill impairment	—	—	—	(22,247)
Merger costs(a)	(940)	(2,976)	(11,465)	(2,976)
Pro forma adjustments(b)	—	—	—	(7,713)

Operating income	10,863	16,625	221,614	78,852
Interest income	46,175	38,231	130,531	73,381
Interest expense	(20,641)	(10,052)	(67,259)	(31,322)
Equity gains (losses) in VUE	12,157	(2,739)	(226,861)	(2,739)
Equity in losses in unconsolidated subsidiaries and other expenses	(4,849)	(15,417)	(6,899)	(131,279)
Income tax benefit (expenses)	(13,116)	(36,052)	(10,625)	(75,498)
Minority interest	(8,261)	(17,235)	(62,403)	(29,305)
Gain on contribution of USA Entertainment to VUE, net of tax	—	—	—	2,378,311
Discontinued operations, net of tax	(348)	(6,725)	33,280	5,975
Cumulative effect of accounting charge, net of tax	—	—	—	(461,389)
Preferred dividend	(3,264)	(3,264)	(9,792)	(8,495)

Net income (loss)	$18,716	(36,628)	$1,586	$1,796,492

Revenue:
IAC Travel	734,252	459,285	1,932,794	1,084,616
Electronic Retailing
HSN U.S.	423,000	370,873	1,242,349	1,141,642
HSN International	102,987	78,747	340,997	214,567

Total Electronic Retailing	525,987	449,620	1,583,346	1,356,209
Ticketing	177,601	162,153	560,183	490,964
Personals	48,274	33,525	137,351	88,598
Local Services	29,166	7,623	82,753	22,517
Financial Services and Real Estate	24,393	—	24,393	—
Teleservices	75,843	75,276	216,099	216,247
Intersegment elimination(c)	(5,246)	(2,326)	(13,404)	(8,266)

Total	$1,610,270	$1,185,156	$4,523,515	$3,250,885

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Operating income (loss):
IAC Travel	$80,066	$52,651	$238,676	$128,520
Electronic Retailing
HSN U.S.	32,397	15,285	87,909	83,336
HSN International	1,572	(35,505)	22,650	(64,851)

Total Electronic Retailing	33,969	(20,220)	110,559	18,485
Ticketing	24,672	22,911	87,223	76,180
Personals	4,409	3,745	12,654	13,348
Local Services	(31,292)	(20,262)	(69,935)	(62,290)
Financial Services and Real Estate	(4,914)	—	(4,914)	—
Teleservices	2,328	1,168	5,900	(30,148)
Interactive Development	(757)	(1,688)	(5,131)	(3,239)
Disengagement	(4,832)	(4,650)	(14,209)	(22,416)
Corporate	(92,786)	(16,716)	(138,454)	(41,869)
Intersegment elimination(c)	—	(314)	(755)	2,281

Total	$10,863	$16,625	$221,614	$78,852

Operating Income before Amortization (pro forma)(b):
IAC Travel	$137,456	$83,914	$373,631	$208,742
Electronic Retailing
HSN U.S.	45,630	40,430	125,467	108,770
HSN International	1,896	(32,708)	23,664	(62,053)

Total Electronic Retailing	47,526	7,722	149,131	46,717
Ticketing	32,349	25,903	109,918	84,603
Personals	9,845	4,756	22,747	18,091
Local Services	(17,520)	(6,755)	(28,620)	(24,616)
Financial Services and Real Estate	2,881	—	2,881	—
Teleservices	2,328	1,168	5,900	(7,901)
Interactive Development	(757)	(617)	(2,988)	(1,454)
Disengagement	(4,832)	(4,650)	(14,209)	(22,416)
Corporate	(17,561)	(15,237)	(49,074)	(36,792)
Intersegment elimination(c)	—	(313)	(755)	(1,778)

Total	$191,715	$95,891	$568,562	$263,196

  a)
  Merger costs incurred by Expedia, Hotels.com and Ticketmaster for investment banking, legal and accounting fees related directly to the mergers and are treated as non-recurring for calculating Operating income before amortization. These costs were incurred solely in relation to the mergers, but may not be capitalized since Expedia, Hotels.com and Ticketmaster were considered the targets in the transaction for accounting purposes. These costs do not directly benefit operations in any manner, would not normally be recorded by IAC if not for the fact it already consolidated these entities, and are all related to the same transaction, as IAC simultaneously announced its intention to commence its exchange offer for the companies in 2002. The majority of costs are for advisory services provided by investments bankers, and the amounts incurred in 2003 were pursuant to the same fee letters entered into by each company in 2002. Given these factors, IAC believes it is appropriate to consider these costs as one-time items.

  (b)
  Pro forma adjustments give effect to the Expedia transaction that closed on February 4, 2002 as if the transaction closed as of January 1, 2002.

  (c)
  Intersegment eliminations relate to services provided between segments, including teleservices. Certain services have been provided between continuing operations and discontinued

    operations, including $4.1 million of non-cash marketing provided by USA Cable in 2002 to other segments.

NOTE 6 GOODWILL AND OTHER INTANGIBLE ASSETS

        The balance of goodwill and intangible assets is as follows:

	September 30, 2003	December 31, 2002
Goodwill	$10,785,058	$5,997,842
Intangible assets with indefinite lives	887,105	544,446
Intangible assets with definite lives	1,154,556	713,624

	$12,826,719	$7,255,912

        The following table presents the balance of goodwill by segment including the changes in carrying amount of goodwill for the nine months ended September 30, 2003 (in thousands):

	Balance as of January 1, 2003	Additions (Deductions)	Foreign Exchange Translation	Balance as of September 30, 2003
IAC Travel	$2,163,843	$3,656,425	$1,761	$5,822,029
Electronic Retailing
HSN-US	2,442,739	74	—	2,442,813
HSN-International	270,233	624	26,957	297,814

Total Electronic Retailing	2,712,972	698	26,957	2,740,627
Ticketing	743,831	245,457	5,505	994,793
Personals	65,195	147,016	3,991	216,202
Local Services	—	210,721	—	210,721
Teleservices	312,001	2,000	—	314,001
Financial Services and Real Estate	—	486,685	—	486,685

Goodwill	$5,997,842	$4,749,002	$38,214	$10,785,058

LendingTree Goodwill and Intangibles

        In connection with the LendingTree acquisition which was completed on August 8, 2003, the excess of the merger consideration attributable to intangible assets was $674 million. IAC obtained a preliminary independent valuation of the assets and liabilities acquired, including the identification of intangible assets other than goodwill, which identified $187 million of intangible assets other than goodwill. The goodwill recognized amounted to $487 million. Intangible assets with definite lives will be amortized over a weighted average life of 4.4 years, and include purchased service agreements, technology, customer backlog and customer lists.

        The trade name was identified as an indefinite lived intangible and $87.0 million was allocated to this asset. Intangibles with definite lives included purchased service agreements ($62.8 million), technology ($24.7 million), customer backlog ($7.2 million) and customer lists ($5.5 million). None of the amounts allocated to goodwill or intangible assets are tax deductible.

        The purchase price consideration paid for LendingTree, which represented a significant premium to the market value of LendingTree prior to the announcement of the transaction, was based on historical as well as expected performance metrics. The Company viewed LendingTree's revenue, OIBA, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including: (1) LendingTree's market leading position and brand, (2) LendingTree's technological and operational expertise and (3) the significant growth expected in the online financial services and real estate market. LendingTree had a relatively short business history and was unprofitable in every year prior to 2002. As a result, the predominant portion of purchase price was based on the expected financial performance of LendingTree, and not the hard asset value on the books at the time of the acquisition. This resulted in a significant amount of the purchase price being allocated to goodwill.

NOTE 7 RESTRUCTURING CHARGES

        As of December 31, 2002, the Company had a balance of $7.7 million restructuring reserve accrued.

        As of September 30, 2003, the Company has a balance of $4.8 million accrued, as $0.3 million of the charge related to assets had been written off, $1.7 million of costs were paid, and $0.9 million of expense was reversed during the nine months ended September 30, 2003.

NOTE 8 EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

        IAC beneficially owns 5.44% of the partnership common equity of VUE, plus certain preferred interests. This common interest is accounted for using the equity method. Due to the significance of the results of VUE in relation to IAC's results, summary financial information for VUE is presented below. The investment was acquired on May 7, 2002.

        During the first quarter of 2003, IAC received the audited financial statements of VUE for the year ended December 31, 2002, which disclosed that VUE recorded an impairment charge for goodwill and intangible assets and other long-lived assets of $4.5 billion in the period May 7, 2002 to December 31, 2002 based upon VUE management's review of the estimated fair value of VUE as of December 31, 2002. Because of delays in VUE's financial reporting, IAC records its 5.44% proportionate share of the results of VUE on a one-quarter lag. The charge taken by IAC in the first quarter of 2003 was approximately $245 million, before a tax benefit of $96 million. In the three months ended September 30, 2003 and 2002 the Company recorded pre-tax income (loss) of $12.2 million and ($2.7) million, respectively, related to its equity in the income (losses) of VUE. In the nine months ended September 30, 2003 and 2002, the Company recorded pre-tax losses of ($226.9) million and ($2.7) million, respectively.

        Summarized balances of the partnership are as follows:

As of June 30, 2003 and for the Period October 1, 2002 to June 30, 2003
(In thousands)
Current assets	$1,975,375
Non-current assets	14,765,893
Current liabilities	2,112,988
Non-current liabilities	2,942,811
Net sales	4,903,297
Gross profit	1,678,721
Net loss	(4,075,643)

        Summarized aggregated financial information for the Company's remaining equity investments, including Jupiter Shop Channel, TVSN (China), TM Mexico, TM Australia, GL Expedia (France), as of and for the nine months ended September 30, 2003 is summarized below:

As of and for the nine months ended September 30, 2003
Current assets	$109,974
Non-current assets	51,938
Current liabilities	62,643
Non-current liabilities	36,274
Net sales	271,505
Gross profit	111,291
Net income	5,554

NOTE 9 DERIVATIVE INSTRUMENTS

        On April 7, 2003 and July 23, 2003, the Company entered into interest rate swap agreements with notional amounts of $250 million and $150 million, respectively, related to a portion of its fixed rate 7% Senior Notes due in 2013 (the "Notes"). The interest rate swaps allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on London Interbank Offered Rate, or LIBOR, which effectively change the Company's interest rate exposure on a portion of the Notes. The fair value of the interest rate swaps at September 30, 2003 were gains of $2.9 million and $0.8 million, respectively, which are recorded as an other long term assets on the balance sheet with an equivalent amount reflected as a change in the carrying value of the Notes.

        On April 29, 2003, one of the Company's foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than their functional currency. Gains and losses related to the remeasurement of the forward contract and liability are recognized each period in our statement of operations and are offsetting. The fair value of this foreign exchange forward contract at September 30, 2003 was an unrealized loss of $2.5 million.

        In addition, IAC Travel purchases 30 day foreign currency forwards at the end of each month to mitigate the effects of the changes in exchange rates related to their payables to hotel vendors in foreign countries. The changes in fair value are included as a component of cost of sales in the accompanying statement of operations. During the three and nine months ended September 30, 2003, the Company recognized a loss of $0.5 million and a gain of $0.4 million, respectively, from forward contracts and during the three and nine months ended September 30, 2002, the Company recognized a gain of $0.2 million from forward contracts. As of September 30, 2003, the fair value of the foreign currency forwards was minimal, as they had been purchased on September 29, 2003.

NOTE 10 SUBSEQUENT EVENTS

        On October 31, 2003, the Company completed its acquisition of Anyway.com, the third largest online travel site in France, for cash consideration of approximately $62.7 million. Anyway.com will operate as part of IAC Travel.

        On November 5, 2003, the Company completed its acquisition of Hotwire.com, a leading discount travel website. The consideration paid was $665 million in cash plus the assumption approximately $20 million of options and warrants. Hotwire.com will operate and remain a separate brand within IAC Travel.

NOTE 11 EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted GAAP earnings per share from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Earnings (loss) from continuing operations:
Numerator:
Earnings (loss) from continuing operations	$22,328	$(26,639)	$(21,902)	$(117,910)
Preferred stock dividends	(3,264)	(3,264)	(9,792)	(8,495)

Net earnings (loss) from continuing operations available to common shareholders	19,064	(29,903)	(31,694)	(126,405)
Effect of dilutive securities	(1,008)	(1,122)	(6,155)	(4,177)

Net income (loss) from continuing operations available to common shareholders after assumed conversions	$18,056	$(31,025)	$(37,849)	$(130,582)
Gain on contribution of USA Entertainment to VUE, net of tax	—	—	—	2,378,311
Discontinued operations, net of tax	(348)	(6,725)	33,280	5,975

Net earnings (loss) before cumulative effect of accounting change available to common shareholders after assumed conversions	17,708	(37,750)	(4,569)	2,253,704
Cumulative effect of accounting change, net of tax	—	—	—	(461,389)

Net earnings (loss) available to common shareholders after assumed conversions	$17,708	$(37,750)	$(4,569)	$1,792,315

Denominator:
Basic shares outstanding	667,770	448,383	564,087	418,559
Other dilutive securities including stock options, warrants and restricted stock and share units	57,885	—	—	—

Diluted shares outstanding	725,655	448,383	564,087	418,559

Income (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.03	$(0.07)	$(0.06)	$(0.30)
Gain on contribution of USA Entertainment to VUE, net of tax	—	—	—	5.68
Discontinued operations, net of tax	—	(0.01)	0.06	0.01

Basic earnings (loss) per share from continued operations before cumulative effect of accounting change	0.03	(0.08)	—	5.39
Cumulative effect of accounting change, net of tax	—	—	—	(1.10)

Basic earnings (loss) per share	$0.03	$(0.08)	$0.00	$4.29

Diluted earnings (loss) per share from continuing operations	$0.02	$(0.07)	$(0.07)	$(0.31)
Gain on contribution of USA Entertainment to VUE, net of tax	—	—	—	5.68
Discontinued operations, net of tax	—	(0.01)	0.06	0.01

Diluted earnings (loss) per share from continued operations before cumulative effect of accounting change	0.02	(0.08)	(0.01)	5.38
Cumulative effect of accounting change, net of tax	—	—	—	(1.10)

Diluted earnings (loss) per share	$0.02	$(0.08)	$(0.01)	$4.28

NOTE 12 NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        In December 2002, the Company issued $750 million of 7.0% Senior Notes due 2013. The notes, by their terms, are fully and unconditionally guaranteed by USANi LLC (the "Guarantor"). USANi LLC is wholly owned by the Company.

        The following tables present condensed consolidating financial information for the three and nine months ended September 30, 2003 and 2002 for: (1) the Company on a stand-alone basis, (2) the Guarantor, USANi LLC, on a stand-alone basis, (3) the combined non-guarantor subsidiaries of the Company (including the subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries")) and (4) the Company on a consolidated basis.

        As of and for the three months ended September 30, 2003:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance Sheet as of September 30, 2003:
Current assets	$55,843	$3,186,567	$2,132,973	$—	$5,375,383
Net current assets of discontinued operations	—	—	891	—	891
Property and equipment, net	—	7,268	436,330	—	443,598
Goodwill and other intangible assets, net	—	—	12,826,719	—	12,826,719
Investment in subsidiaries	16,945,072	3,668,148	—	(20,613,220)	—
Other assets	118,645	2,662,442	319,533	—	3,100,620
Net non-current assets of discontinued operations	—	—	410	—	410

Total assets	$17,119,560	$9,524,425	$15,716,856	$(20,613,220)	$21,747,621

Current liabilities	4,164	58,636	1,974,195	9,955	2,046,950
Net current liabilities of discontinued operations	—	—	16,509	—	16,509
Long-term debt, less current portion	—	1,113,924	9,898	—	1,123,822
Other liabilities	1,926,746	957	383,459	—	2,311,162
Intercompany liabilities	(847,986)	1,606,927	(758,941)	—	—
Minority interest	(122,081)	—	212,528	14	90,461
Common stock exchangeable for preferred interest	1,428,530	—	—	—	1,428,530
Interdivisional equity	—	—	14,504,015	(14,504,015)	—
Shareholders' equity	14,730,187	6,743,981	(624,807)	(6,119,174)	14,730,187

Total liabilities and shareholders' equity	$17,119,560	$9,524,425	$15,716,856	$(20,613,220)	$21,747,621

Statement of operations for the three months ended September 30, 2003:
Revenue	$—	$—	$1,610,270	$—	$1,610,270
Operating expenses	—	(92,379)	(1,507,028)	—	(1,599,407)
Interest expenses, net	(3,764)	16,561	12,737	—	25,534
Other income, expense	26,092	30,574	2,570	(51,928)	7,308
Provision for income taxes	—	—	(13,116)	—	(13,116)
Minority interest	—	—	(2,347)	(5,914)	(8,261)

Net income (loss) from continuing operations	22,328	(45,244)	103,086	(57,842)	22,328
Discontinued operations, net of tax	(348)	—	(348)	348	(348)

Net income (loss)	21,980	(45,244)	102,738	(57,494)	21,980
Preferred dividend	(3,264)	—	—	—	(3,264)

Net income (loss) available to common	$18,716	$(45,244)	$102,738	$(57,494)	$18,716

        As of and for the nine months ended September 30, 2003:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the nine months ended September 30, 2003:
Revenue	$—	$—	$4,523,515	$—	$4,523,515
Operating expenses	(2,837)	(134,141)	(4,164,923)	—	(4,301,901)
Interest expenses, net	(11,299)	39,909	34,662	—	63,272
Other expense	(7,766)	(128,897)	(13,136)	(83,961)	(233,760)
Provision for income taxes	—	—	(10,625)	—	(10,625)
Minority interest	—	—	(15,881)	(46,522)	(62,403)

Net income (loss) from continuing operations	(21,902)	(223,129)	353,612	(130,483)	(21,902)
Discontinued operations, net of tax	33,280	—	33,280	(33,280)	33,280

Net income (loss)	11,378	(223,129)	386,892	(163,763)	11,378
Preferred dividend	(9,792)	—	—	—	(9,792)

Net income (loss) available to common	$1,586	$(223,129)	$386,892	$(163,763)	$1,586

Cash flow for the nine months ended September 30, 2003:
Cash flow provided by (used in) operations	$(23,972)	$(14,852)	$1,183,847	$—	$1,145,023
Cash flow provided by (used in) investing activities	(35,390)	(1,541,502)	(135,400)	—	(1,712,292)
Cash flow provided by (used in) financing activities	131,824	908,237	(1,061,369)	—	(21,308)
Net Cash provided by (used in) Discontinued Operations	(72,462)	—	(10,530)	—	(82,992)
Effect of exchange rate changes on cash and cash equivalents	—	—	12,594	—	12,594
Cash at beginning of period	—	2,565,050	512,360	—	3,077,410

Cash at end of period	$—	$1,916,933	$501,502	$—	$2,418,435

        As of and for the three months ended September 30, 2002:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the three months ended September 30, 2002:
Revenue	$—	$—	$1,185,156	$—	$1,185,156
Operating expenses	(608)	(14,673)	(1,153,250)	—	(1,168,531)
Interest expenses, net	(3,668)	20,226	11,621	—	28,179
Other income, expense	(22,363)	(34,678)	(3,941)	42,826	(18,156)
Provision for income taxes	—	—	(36,052)	—	(36,052)
Minority interest	—	—	(717)	(16,518)	(17,235)

Net income (loss) from continuing operations	(26,639)	(29,125)	2,817	26,308	(26,639)
Discontinued operations, net of tax	(6,725)	—	(6,725)	6,725	(6,725)

Net income (loss)	(33,364)	(29,125)	(3,908)	33,033	(33,364)
Preferred dividend	(3,264)	—	—	—	(3,264)

Net income (loss) available to common	$(36,628)	$(29,125)	$(3,908)	$33,033	$(36,628)

        As of and for the nine months ended September 30, 2002:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the nine months ended September 30, 2002
Revenue	$—	$—	$3,250,885	$—	$3,250,885
Operating expenses	(5,929)	(28,543)	(3,137,561)	—	(3,172,033)
Interest expenses, net	(10,914)	22,018	30,955	—	42,059
Other income, expense	(101,067)	(175,949)	(118,081)	261,079	(134,018)
Provision for income taxes	—	—	(75,498)	—	(75,498)
Minority interest	—	—	(582)	(28,723)	(29,305)

Net income (loss) from continuing operations	(117,910)	(182,474)	(49,882)	232,356	(117,910)
Discontinued operations, net of tax	5,975	33,237	(3,174)	(30,063)	5,975
Gain on contribution of USA Entertainment to VUE	2,378,311	—	—	—	2,378,311
Cumulative effect of accounting change	(461,389)	—	(461,389)	461,389	(461,389)

Net income (loss)	1,804,987	(149,237)	(514,445)	663,682	1,804,987
Preferred dividend	(8,495)	—	—	—	(8,495)

Net income (loss) available to common	$1,796,492	$(149,237)	$(514,445)	$663,682	$1,796,492

Cash flow for the nine months ended September 30, 2002
Cash flow provided by (used in) operations	$(185,128)	$(598,472)	$1,407,716	$—	$624,116
Cash flow provided by (used in) investing activities	2,406	(374,287)	(423,700)	47,000	(748,581)
Cash flow provided by (used in) financing activities	182,722	196,418	(353,108)	(47,000)	(20,968)
Net Cash provided by (used in) Discontinued Operations	—	—	(165,379)	—	(165,379)
Effect of exchange rate changes on cash and cash equivalents	—	—	7,848	—	7,848
Cash at beginning of period	—	789,464	188,913	—	978,377

Cash at end of period	$—	$13,123	$662,290	$—	$675,413

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        IAC/InterActiveCorp (Nasdaq: IACI) consists of IAC Travel, a division of the company that encompasses Expedia, Inc., which oversees Interval International, TV Travel Shop, and Hotels.com. The other operating businesses of IAC are: HSN; Ticketmaster, which oversees Evite and ReserveAmerica; Match.com, which oversees uDate.com; Entertainment Publications; Citysearch; Precision Response Corporation; and LendingTree, which was acquired on August 8, 2003. The goal of IAC is to be the world's largest and most profitable interactive commerce company by pursuing a multi-brand strategy.

IAC Travel

        Expedia is a leading online travel agency in the United States, offering travel services provided by approximately 450 airlines, approximately 43,000 lodging properties, all major car rental companies, numerous cruise lines, and multiple-destination service providers such as restaurants, attractions and tour providers. In addition to Expedia.com, Expedia also operates localized versions (either alone or through joint ventures) in the United Kingdom, France, Germany, Italy, Netherlands and Canada. Expedia entered the U.S. corporate travel market through the acquisition of Metropolitan Travel in July 2002. IAC completed its acquisition of its initial controlling interest in Expedia on February 4, 2002. On August 8, 2003, the Company completed its acquisition of all of the outstanding shares of Expedia that it did not already own. See "Recent Developments."

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

        TV Travel Shop is a UK company that owns and operates two UK television channels that sell packaged holidays and other travel products to viewers, TV Travel Shop and TV Travel Shop 2. TV Travel Shop also operates a related website and maintains an interest in a joint venture with Preussag's TUI Deutschland that operates TV Travel Shop Germany.

Electronic Retailing

        Home Shopping Network U.S. ("HSN U.S.") consists primarily of the HSN television network, HSN.com, and the America's Store television network. HSN sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs. HSN operates two television retail sales programs in the United States, each 24 hours a day, seven days a week: HSN and America's Store. HSN.com serves as an alternative store front that allows consumers to shop for merchandise from HSN's inventory, rather than just viewing the current product offering on HSN's television programming. HSN.com also offers additional inventory that is not available on HSN's television programming.

        HSN International consists primarily of Home Shopping Europe, AG ("HSE Germany") and EUVÍA Media AG & Co. KG ("EUVÍA"). HSE Germany operates a German-language television home shopping business that is broadcast 24 hours a day to households in Germany, Austria and Switzerland. EUVÍA, in which IAC owns 48.6%, operates two businesses: "Neun Live," a game-show oriented television channel, and "Sonnenklar," a travel-oriented shopping television channel. HSN International also includes IAC's minority interests in home shopping businesses in Italy, China and Japan.

Ticketing

        Ticketing consists primarily of Ticketmaster, ticketmaster.com and ReserveAmerica. Ticketmaster and ticketmaster.com provide automated ticketing services via the Internet, telephone and retail outlets and serve many of the foremost venues, entertainment facilities, promoters and professional sports franchises in the U.S.A. and in the U.K., Australia, Norway, Denmark, the Netherlands, Canada, Mexico and Ireland. ReserveAmerica is a leading provider of outdoor recreation reservation services and software to United States federal and state agencies for camping activities, recreation ticketing and other access privileges to public land attractions. IAC completed its acquisition of all of the outstanding shares of Ticketmaster, including its subsidiaries Match.com and Citysearch, that it did not already own on January 17, 2003. See "Recent Developments."

Personals

        Personals consist primarily of Match.com, MatchLive, Match International, Soulmates and uDate.com. These services and their networks served approximately 910,000 subscribers as of September 30, 2003, and offer single adults a convenient and private environment for meeting other singles through its own websites, as well as through its affiliate network which includes the AOL and MSN internet portals. IAC acquired uDate.com on April 4, 2003. See "Recent Developments."

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

Financial Services and Real Estate

        Financial Services and Real Estate consists of LendingTree which was acquired on August 8, 2003. LendingTree is an online exchange empowering consumers, Lenders, REALTOR® and related service providers with convenience, choice and value. Through its website consumers can access a nationwide network of more than 200 banks, lenders and loan brokers and more than 650 real estate brokerages representing approximately 10,000 agents to obtain loan offers or the service of a LendingTree-Certified REALTOR®. LendingTree attracts consumers to its website through various forms of advertising and through arrangements with both online and offline partners.

Teleservices

        Teleservices consists of Precision Response Corporation ("PRC" or "Precision Response"). PRC provides outsourced consumer care services, managing customer relationships for both large corporations and internet-focused companies for over 20 years. PRC offers an integration of teleservices, e-commerce customer care services, information, technology and fulfillment services as part of a one-stop solution. PRC has developed proprietary Customer Relationship Management (CRM)

technology for consumer care. Through its subsidiaries, Access Direct and Hancock, PRC also provides outbound business to consumer and business-to-business services.

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

        On March 25, 2003 IAC completed its acquisition of Entertainment Publications, originator of the popular Entertainment® book. IAC purchased Entertainment Publications from a group of investors led by a global private equity firm.

        On April 4, 2003, IAC completed its acquisition of uDATE.com, Inc., a global online personals group which provides dating and matchmaking services. At closing, IAC issued approximately 5.5 million shares of IAC common stock in exchange for uDate shares, options and warrants, and paid certain uDate expenses incurred in the transaction.

        On June 23, 2003, the Company completed its acquisition of all of the outstanding shares of Hotels.com that it did not already own. The acquisition was accomplished by the merger of a wholly owned subsidiary of IAC with Hotels.com, with Hotels.com surviving as the wholly owned subsidiary of IAC. In the merger, each outstanding share of Hotels.com Class A common stock (other than shares held by IAC, Hotels.com and their subsidiaries) was converted into the right to receive 2.4 shares of IAC common stock. IAC issued an aggregate of approximately 44.3 million shares of IAC common stock, and assumed approximately 6.4 million stock options, 5.1 million warrants and 0.3 million restricted stock units in the merger. Shares of Hotels.com Class A common stock, which prior to the merger traded on the Nasdaq National Market under the symbol "ROOM", ceased trading as of the close of the market on June 23, 2003. See Note 3 for further discussion.

        On August 8, 2003, the Company completed its acquisition of all of the outstanding shares of Expedia that it did not already own. The acquisition was accomplished by the merger of a wholly owned subsidiary of IAC with Expedia, with Expedia surviving as the wholly owned subsidiary of IAC. In the merger, each outstanding share of Expedia Class A common stock (other than shares held by IAC, Expedia and their subsidiaries) was converted into the right to receive 1.93875 shares of IAC common stock. IAC issued an aggregate of approximately 100.8 million shares of IAC common stock, assumed approximately 36.9 million stock options, warrants to acquire 24.5 million shares of IAC common stock and 1.1 million restricted share units in the merger. Shares of Expedia Class A common stock, which prior to the merger traded on the Nasdaq National Market under the symbol "EXPE", ceased trading as of the close of the market on August 8, 2003. See Note 3 for further discussion.

        On August 8, 2003, the Company completed its acquisition of all of the outstanding capital stock of LendingTree, Inc. in a stock-for-stock transaction. In the acquisition, LendingTree shareholders received 0.6199 of a share of IAC common stock for each share of LendingTree common stock that they owned and LendingTree preferred stockholders received the same merger consideration, on an as-converted basis. IAC issued an aggregate of approximately 18.8 million shares of IAC common stock, and assumed approximately 3.4 million stock options in the merger. The price used to value the securities is $33.98, which is the average of the closing prices of IAC common stock on the two trading days prior to, the day of, and the two trading days following the announcement of the LendingTree acquisition. The Company has estimated $10.2 million of unearned compensation, which is the estimated impact of unvested stock options and warrants as of the LendingTree acquisition date, at their fair value. The total value of securities issued was $726.2 million. Shares of LendingTree common stock, which prior to the merger traded on the Nasdaq National Market under the symbol "TREE", ceased trading as of the close of the market on August 8, 2003.

Subsequent Events

        On October 31, 2003, the Company completed its acquisition of Anyway.com, the third largest online travel site in France, for cash consideration of approximately $62.7 million. Anyway.com will operate as part of IAC Travel.

        On November 5, 2003, the Company completed its acquisition of Hotwire.com, a leading discount travel website. Total consideration paid was $665 million in cash plus the assumption of approximately $20 million of options and warrants. Hotwire.com will operate and remain a separate brand within IAC Travel.

Discontinued Operations

        In the second quarter of 2003, certain of the Company's businesses, consisting of USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. Accordingly, the results of operations and statement of position of these businesses are presented as discontinued operations for all periods presented. In addition, through May 7, 2002, the Company's results also included the USA Entertainment Group, consisting of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. The USA Entertainment Group was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002 (the "VUE Transaction"). As a result, the results of operations and assets and liabilities of USA Entertainment are presented as a discontinued operation through May 7, 2002. The net gain on contribution of the USA Entertainment Group to VUE for the nine months ended September 30, 2002 was $2.4 billion, which occurred in the second quarter of 2002. The net loss related to these discontinued businesses for the three months ended September 30, 2003 and 2002 was $(0.3) million and ($6.7) million, respectively, net of tax, and the net income from these discontinued businesses for the nine months ended September 30, 2003 and 2002 was $33.3 million and $6.0 million, respectively, net of tax. The nine-month 2003 results were due primarily to a tax benefit realized for the discontinued operations in the second quarter of 2003.

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

Guarantor's Accounting and Disclosure Requirements for Guarantees

        In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 will significantly change current practice in the accounting for and disclosure of guarantees. Under FIN 45, guarantees are broadly defined to include, among others, product warranties, indemnification provisions, and standby letters of credit. Guarantees meeting the characteristics described in FIN 45, which are not included in a long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Effective January 1, 2003, we have adopted the disclosure, initial recognition and initial measurement provisions of FIN 45 and the application of FIN 45 has not had a material effect on our consolidated financial position or results of operations.

Accounting by Reseller for Cash Consideration Received From a Vendor

        In November 2002, the EITF reached a consensus on Issue 1 of Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This consensus provides guidance on the circumstances under which cash consideration received from a vendor by a reseller should be considered: (a) an adjustment of the prices of the vendor's products or services and, therefore, characterized as a reduction of cost of sales when recognized in the reseller's income statement, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the reseller's income statement. The consensus is effective for arrangements entered into after December 31, 2002. Effective January 1, 2003, we have adopted this consensus and the application of EITF 02-16 has not had a material effect on our consolidated financial position or results of operations.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" which amends FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of FASB Statement No. 123 (SFAS 123). The transition guidance and annual disclosure provisions are effective for financial reports containing financial statements for fiscal year ending after December 15, 2002. The Company will provide expense for stock based compensation on a prospective basis, and will continue to provide pro forma information in the notes to financial statements to provide the results as if SFAS 123 had been adopted in previous years. The Company intends to issue restricted stock units that will vest in future periods instead of stock options, although the Company may issue some employee stock options to employees of certain subsidiaries in 2003 as it completes the transition to 100% restricted stock. For restricted stock units issued, the accounting charge is measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

Consolidation of Variable Interest Entities

        In January 2003, the FASB issued Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 will significantly change current practice in the accounting for and disclosure of variable interest entities. Under FIN 46, a business enterprise that has a controlling financial interest in a variable interest entity would include the variable interest entity's assets, liabilities and results of operations in their consolidated financial statements. This Interpretation is different from the general current practice of consolidating only those entities in which an enterprise has a controlling voting interest. The requirements of FIN 46 are effective for financial statements of interim or annual periods beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 and immediately for all variable interest entities created after January 31, 2003. As we have not acquired an interest in a variable interest entity after January 1, 2003, we adopted the provisions of FIN 46 as of July 1, 2003. The adoption of FIN 46 did not effect the financial statements in any periods prior to July 1, 2003. The adoption of FIN 46 has not had a material effect on our consolidated financial position or results of operations.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This pronouncement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. We adopted SFAS 150 effective July 1, 2003 and the adoption did not have an effect on the Company's financial statements.

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

        Operating Income before Amortization ("OIBA") is defined as operating income plus (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of intangibles and goodwill impairment, if applicable, (3) pro forma adjustments for significant acquisitions and (4) one-time items.

        The following is a reconciliation of Operating Income and Net income (loss) to Operating Income before Amortization for 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating income before amortization	$191,715	$95,891	$568,562	$263,196
Amortization of non-cash distribution and marketing expense	(21,470)	(10,416)	(44,685)	(27,485)
Amortization of non-cash compensation expense	(81,552)	(2,930)	(106,194)	(10,002)
Amortization of intangibles	(76,890)	(62,944)	(184,604)	(113,921)
Goodwill impairment	—	—	—	(22,247)
Merger costs (a)	(940)	(2,976)	(11,465)	(2,976)
Pro forma adjustments (b)	—	—	—	(7,713)

Operating income	10,863	16,625	221,614	78,852
Interest income	46,175	38,231	130,531	73,381
Interest expense	(20,641)	(10,052)	(67,259)	(31,322)
Equity gains (losses) in VUE	12,157	(2,739)	(226,861)	(2,739)
Equity in losses in unconsolidated subsidiaries and other expenses	(4,849)	(15,417)	(6,899)	(131,279)
Income tax benefit (expense)	(13,116)	(36,052)	(10,625)	(75,498)
Minority interest	(8,261)	(17,235)	(62,403)	(29,305)
Gain on contribution of USA Entertainment to VUE, net of tax	—	—	—	2,378,311
Discontinued operations, net of tax	(348)	(6,725)	33,280	5,975
Cumulative effect of accounting change, net of tax	—	—	—	(461,389)
Preferred dividend	(3,264)	(3,264)	(9,792)	(8,495)

Net income (loss)	$18,716	$(36,628)	$1,586	$1,796,492

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

        This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to statements relating to such matters as anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters. These forward-looking statements are necessarily estimates reflecting the best judgment of company management and involve a number of risks and uncertainties that could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: the risk that IAC's businesses will not be integrated successfully; material adverse changes in economic conditions generally or in the markets or industries served by the Company; future regulatory and legislative actions and conditions affecting the Company's operating areas; competition from others; successful integration affecting the Company's operating units management structures; product demand and market acceptance; the ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the ability to maintain the integrity of the Company's systems and infrastructure; the ability to expand into and successfully operate in foreign markets; maintaining relationships with suppliers; obtaining and retaining key executives and employee; acts of terrorism; and war or political instability.

Results of Operations for the Three and Nine Months Ended September 30, 2003 Compared to the Three and Nine Months Ended September 30, 2002

IAC Travel

        Net revenues in the three months ended September 30, 2003 increased by $275.0 million, or 59.9%, to $734.3 million from $459.3 million in 2002, and operating income for the three months ended September 30, 2003 increased by $27.4 million, or 52.1%, to $80.1 million from $52.7 million in 2002. Operating Income before Amortization increased by $53.6 million, or 63.8%, to $137.5 million from $83.9 million. The growth in 2003 was primarily driven by the strong results in the worldwide merchant hotel business, packages and the inclusion of Interval results from its date of acquisition on September 25, 2002. Merchant hotel room nights stayed for the three months ended September 30, 2003 were 7.8 million, up 58%, driven by a 205% increase in the international sites. Package revenue, whereby air, hotel, car and other services may be bundled in an opaque manner, was up 78% to $88 million from $50 million over the same period last year. Growth of the domestic merchant hotel business was somewhat impacted in the third quarter of 2003 by the termination of the Hotels.com agreement with Travelocity. We expect this will have a continuing impact in the fourth quarter. However, we expect that the long-term benefits of this event will outweigh the near-term negative impact. Expedia's WWTE subsidiary has begun powering packaged vacations on Hotels.com, which has shown positive initial results. The merchant hotels business continues to be a key growth driver for IAC Travel both domestically and internationally. IAC Travel operating income and Operating Income before Amortization were negatively impacted by (1) the write-down by Hotels.com of its packaging software as it migrated to Expedia's packaging technology as noted above, resulting in a pretax charge of $4.2 million and (2) the write-down by TV Travel Shop related to the termination of a satellite contract, resulting in a pretax charge of $4.6 million. In addition, operating income of IAC Travel was negatively impacted by non-cash distribution and marketing and amortization charges totaling $14.6 million related to the termination of Hotels.com agreement with Travelocity. Interval, which was acquired on September 25, 2002, contributed 8% of revenue, 14% of operating income and 13% of operating income before amortization to IAC Travel in the third quarter of 2003. Operationally, TV Travel Shop has been disappointing and has not achieved its budgeted results since its acquisition by the Company. In mid-2003, we transferred the responsibility for TV Travel Shop to our Expedia management team in an effort to identify operating synergies and to maximize the potential of this business.

        Operating Income before Amortization excludes non-cash amortization of intangibles of $31.0 million in the third quarter of 2003 and $19.7 million in the third quarter of 2002, non cash compensation of $5.7 million in the third quarter of 2003 and $1.3 million in the third quarter of 2002, non-cash distribution and marketing expense of $15.6 million in the third quarter of 2003 and $4.7 million in the third quarter of 2002 related to the amortization of stock-based warrants issued to affiliates in consideration of exclusive affiliate distribution and marketing agreements and non-cash distribution and marketing expenses of $4.1 million and $3.9 million, respectively, related to cross promotion advertising by Universal TV (formerly USA Cable). The advertising provided has been secured from IAC, which in turn has secured the non-cash advertising pursuant to an agreement with Universal TV related to the VUE transaction. Sufficient advertising has been secured to satisfy existing obligations. In addition, for the third quarter 2003 and 2002, Operating Income before Amortization excludes $0.9 million and $1.6 million, respectively, of one-time merger costs related to the Expedia and Hotels.com mergers that were completed in 2003. As previously disclosed, Expedia presents its merchant hotel revenue on a net basis and Hotels.com presents its merchant hotel revenue on a gross basis. Assuming both companies presented merchant revenue on a net basis, IAC Travel's pro forma net revenues for the three months ended September 30, 2003 and 2002 would have been $457 million and $266 million, respectively.

        Net revenues in the nine months ended September 30, 2003 increased by $861.1 million, or 80.4%, to $1.9 billion from $1.1 billion in 2002, and operating income for the nine months ended September 30, 2003 increased by $110.2 million, or 85.7%, to $238.7 million from $128.5 million in 2002. Operating Income before Amortization increased by $172.6 million, or 85.9%, to $373.6 million from $208.7 million. These results are primarily due to the same factors discussed above. Operating Income before Amortization excludes non-cash amortization of intangibles of $70.1 million in the nine months of 2003 and $41.9 million in the nine months of 2002, non-cash compensation of $16.2 million in the nine months of 2003 and $4.5 million in the nine months of 2002, non-cash distribution and marketing expense of $27.0 million in the nine months of 2003 and $14.0 million in the nine months of 2002 related to the amortization of stock-based warrants issued to affiliates in consideration of exclusive affiliate distribution and marketing agreements and non-cash distribution and marketing expenses of $10.2 million and $10.6 million, respectively, related to cross promotion advertising by Universal TV (formerly USA Cable). In addition, for the nine months ended September 30, 2003 and 2002 Operating Income before Amortization excludes $11.4 million and $1.6 million, respectively, of one-time merger costs related to the Expedia and Hotels.com mergers that were completed in 2003.

        Some states and localities impose a transient occupancy or accommodation tax, or a form of sales tax, on the use or occupancy of hotel accommodations. Hotel operators generally collect and remit these taxes to the various tax authorities. Consistent with this practice, when a customer books a room through one of the Company's travel services, the hotel charges taxes based on the room rate paid to the hotel and the Company recovers an equivalent amount from the customer. The Company does not collect or remit taxes on the portion of the customer payment it retains, and a limited number of jurisdictions have questioned the Company's practice in this regard. While the applicable tax provisions vary among the jurisdictions, the Company believes it generally has sound arguments as to why it is not required to collect and remit such taxes. The Company is engaged in discussions with tax authorities in various jurisdictions to resolve this issue, but the ultimate resolution in any particular jurisdiction cannot be determined at this time. The Company does not believe, however, that the amount of liability of the Company on account of this issue, if any, will have a material adverse effect on its past or future financial results.

        The Company has established a reserve with respect to prior periods, consistent with applicable accounting principles and in light of all current facts and circumstances. The Company's reserves represent its best estimate of the contingent liability related to occupancy tax in respect of prior periods. A variety of factors could affect the amount of liability (both past and future), which factors include, but are not limited to, the process of moving Expedia and Hotels.com toward common business practices, increasing cooperation between them as a result of the acquisition by the Company of the publicly-held shares of Expedia and Hotels.com in 2003 (including whether to pursue joint resolutions with one or more jurisdictions), the number of, and amount of revenue represented by, jurisdictions that ultimately assert a claim and prevail in assessing such additional tax or negotiate a settlement, changes in statues and the timing of all of the foregoing. The Company notes that there are more than 7,000 taxing jurisdictions, and it is not feasible to analyze the statutes, regulations and judicial and administrative rulings in every jurisdiction. Rather, the Company has obtained the advice of state and local tax experts with respect to tax laws of certain states and local jurisdictions that represent a large portion of the Company's hotel revenue. In addition, the Company continues to engage in a long dialog with and receive feedback from certain state and local tax authorities. The Company will continue to monitor the issue closely and provide additional disclosure, as well as adjust the level of reserves, as developments warrant.

Electronic Retailing

HSN U.S.

        Net revenues in the three months ended September 30, 2003 increased by $52.1 million, or 14.1%, to $423.0 million from $370.9 million in 2002 and operating income increased by $17.1 million, or 112%, to $32.4 million in the third quarter of 2003 from $15.3 million in the third quarter of 2002. Operating income before amortization increased by $5.2 million, or 12.9%, to $45.6 million in the third quarter of 2003 from $40.4 million in the third quarter of 2002. Top-line revenue increased primarily due to an increase in total units shipped and an increase in average price point to $47.50 in the third quarter of 2003 compared with $43.65 in 2002, as well as increased sales at HSN.com of 46% over the prior period which was achieved in part through a 22% increase in unique customers from the prior year. In addition, the number of total households reached increased 2% to 79.7 million at September 30, 2003 compared with 77.8 million at September 30, 2002. However, Gross profit at HSN decreased 40 bps, to 37.7% in the third quarter of 2003 compared with 38.1% in 2002 due primarily to the impacts of a shift in product mix from higher margin products such as Jewelry and Ready to Wear to lower margin products such as Home (including computers and electronics), and Health and Beauty. This is offset by the positive impact of an improvement in return rates to 17.5% in the third quarter of 2003 from 18.3% in 2002, which had an impact of $1.6 million, resulting mostly from the decrease in Ready to Wear. The increase in operating income was also impacted by the decrease in amortization of intangibles of $11.9 million in 2003 due to a year-to-date catch up of amortization expense recognized in the third quarter of 2002 related to the step-up in basis of HSN assets resulting from the VUE transaction. As discussed in the 10-Q for the quarterly period ended June 30, 2002, the Company did not have an estimate in the second quarter of 2002 with respect to the step-up in basis of HSN assets and, therefore, the catch-up adjustment was recorded in the third quarter of 2002 when the amounts were identified.

        Operating Income before Amortization for the three months ended September 30, 2003 and 2002 excludes amortization of intangibles of $13.2 million and $25.1 million, respectively. The large decrease in amortization of intangibles in 2003 is due to the year-to-date catch up of amortization expense recognized in the third quarter of 2002 related to the step-up in basis of HSN assets as discussed above.

        Net revenues in the nine months ended September 30, 2003 increased by $100.7 million, or 8.8%, to $1.2 billion from $1.1 billion in 2002 and operating income increased by $4.6 million, or 5.5%, to $87.9 million in the first nine months of 2003 from $83.3 million in the first nine months of 2002. Operating Income before Amortization increased by $16.7 million, or 15.4%, to $125.5 million in the first nine months of 2003 from $108.8 million in the first nine months of 2002. The revenue increase is primarily due to the same factors discussed above. However, gross profit at HSN increased 30 bps, to 37.6% for the nine months ended September 30, 2003 compared with 37.3% for the nine months ended September 30, 2002 due primarily to the impacts of a year-over-year shift in product mix from lower margin products such as computers and electronics to higher margin products such as Health & Beauty and Home-Softlines. Margins in the nine month period were also positively impacted by the improvement in return rates to 17.9% for the nine months ended September 30, 2003 from 18.7% for the nine months ended September 30, 2002, which had an impact of $4.8 million, resulting from the decrease in Ready to Wear. For the nine months ended September 30, 2003 and 2002, Operating Income before Amortization excludes amortization of intangibles of $37.6 million and $25.4 million, respectively.

HSN International

        HSN International consists primarily of HSE-Germany and EUVÍA, in which IAC owns 48.6%. Revenue increased $24.2 million, or 30.8%, to $102.9 million in the three months ended September 30, 2003 from $78.7 million in the three months ended September 30, 2002. The increase is driven in part by favorable exchange rates, as HSN Germany's revenue was approximately flat on a year over year Euro-equivalent basis. HSE-Germany continues to grow its online business, with sales up 82% over last year and accounted for 6% of sales in the three months ended September 30, 2003. EUVIA's Neun Live continues to contribute strongly to HSN International results, despite increased competition in its market and revenues increased on both a US$ and Euro equivalent basis. Operating income increased by $37.1 million to $1.6 million in the third quarter of 2003 from a loss of ($35.5) million in the third quarter of 2002 due primarily to $31.4 million of restructuring and other charges recognized in 2002 related to the closure of its operations in Italy. Operating Income before Amortization increased $34.6 million, to income of $1.9 million in the third quarter of 2003 from a loss of ($32.7) million in third quarter of 2002 due primarily to the restructuring charge of $31.4 million recognized in 2002 related to the closure of its operations in Italy. Operating Income before Amortization for the three months ended September 30, 2003 excludes amortization of intangibles of $0.3 million related to HSE-Germany.

        Net revenues in the nine months ended September 30, 2003 increased by $126.4 million, or 58.9%, to $341.0 million from $214.6 million in 2002 and operating income increased by $87.5 million, or 134.9%, to $22.6 million in the first nine months of 2003 from a loss of $64.9 million in the nine months of 2002. Operating Income before Amortization increased by $85.7 million, or 138.1%, to $23.7 million in the first nine months of 2003 from a loss of $62.0 million in the nine months of 2002 primarily due to the same factors discussed above. For the nine months ended September 30, 2003, Operating Income before Amortization excludes amortization of intangibles of $1.0 million. HSN-Espanol, which operated a Spanish language electronic retailing operation serving customers primarily in the United States and Mexico, was shut-down in the second quarter of 2002 resulting in a charge of $17.8 million.

Ticketing Operations

        Net revenues in the three months ended September 30, 2003 increased by $15.4 million, or 9.5%, to $177.6 million from $162.2 million in 2002 primarily due to a 7% increase in the average revenue per ticket, and a 4% increase in the number of tickets sold to 23.8 million. The increase in revenue per ticket is primarily due to contractual increases and higher credit card authorization charges related to the increase in credit card tickets sales and higher average ticket prices. International ticket sales were positively impacted by an increase in the concert ticket sales in Canada and the acquisition of Ticketmaster-Denmark in November 2002, which resulted in increased revenue of $2.6 million and $1.5 million, respectively. Operating income increased by $1.8 million, or 7.7%, to $24.7 million in the third quarter of 2003 from $22.9 million in the third quarter of 2002 due primarily to the increases discussed above and an increase in online ticket sales partly offset by higher amortization of intangibles and higher variable costs including client commissions, credit card fees and costs associated with servicing its international markets. Operating Income before Amortization increased by $6.4 million, or 24.9%, to $32.3 million from $25.9 million.

        Operating Income before Amortization for the three months ended September 30, 2003 and 2002 excludes amortization of intangibles of $7.4 million and $2.6 million, respectively, non-cash distribution and marketing expense of $0.2 million in both the 2003 and 2002 periods and non-cash compensation of $0.1 million in the third quarter of 2002.

        Net revenues in the nine months ended September 30, 2003 increased by $69.2 million, or 14.1%, to $560.2 million from $491.0 million in 2002 and Operating income increased by $11.0 million, or 14.5%, to $87.2 million in the nine months of 2003 from $76.2 million in the nine months of 2002 due to the same factors noted above. Operating Income before Amortization increased by $25.3 million, or 29.9%, to $109.9 million in the nine months of 2003 from $84.6 million in the nine months of 2002 primarily due to an increase in the average revenue per ticket and an increase in the number of tickets sold. Variable costs increased slightly as a percentage of revenue in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, primarily due to higher client royalties and credit card fees, partially offset by the resolution of $2.5 million in tax contingencies during the second quarter 2003. For the nine months ended September 30, 2003 and 2002, Operating Income before Amortization excludes amortization of intangibles of $21.8 million and $7.2 million, respectively.

Personals

        Net revenues in the three months ended September 30, 2003 increased by $14.7 million, or 44.0%, to $48.2 million from $33.5 million in 2002 primarily due to acquisitions as discussed below and increased subscription revenue, as the number of personals subscriptions as of the end of the third quarter increased 39% in 2003 as compared to 2002. The growth in revenues was positively impacted, in part, by the acquisition of uDate in April 2003, which contributed $7.1 million in revenues in the third quarter of 2003, although it was not profitable. Excluding uDate, paid member count grew 22% in the third quarter of 2003, due to the relaunch of Match.com's website, growth in its international business and various promotional activities. As a result of new product innovations and the adoption of a lower price strategy on subscription packages, the Company expects a continued increase in paid member count during the last quarter of 2003. Operating income increased by $0.7 million, or 17.7%, to $4.4 million in the third quarter of 2003 from $3.7 million in the third quarter of 2002 and Operating Income before Amortization increased by $5.1 million, or 107.0%, to $9.8 million for the third quarter of 2003 from $4.7 million in the third quarter of 2002. The acquisition of uDate contributed ($4.0) million to operating losses and ($0.8) million to Operating Income before Amortization. In addition, as part of the integration of uDate, the Company expects to take a write-down related to facility closure costs at the Company's Derby, UK facility in the fourth quarter of 2003 which will result in a pre-tax and after-tax charge of approximately $2 million. The increase in operating income is due primarily to factors noted above and partially offset by $4.4 million of amortization of intangibles in the third quarter of 2003 related to amortization of certain intangibles in connection with the acquisition of uDate and the step-up in basis from the Ticketmaster merger. The increase in Operating Income before Amortization is primarily attributable to the revenue growth noted above, partially offset by higher cost of revenue and sales and marketing expenses. Sales and marketing expenses increased $3.9 million, or 33% to $15.7 million in the third quarter of 2003 from $11.8 million in the third quarter of 2002 as the Company continues to aggressively grow consumer brand recognition in 2003. Operating Income before Amortization excludes the amortization of intangibles of $4.4 million in the third quarter of 2003 noted above and excludes non-cash distribution and marketing of $1.0 million in 2003 and 2002, which refers to barter arrangements for distribution secured from third parties, whereby advertising is provided by Match to a third party in return for distribution over the third party's network. The advertising provided has been secured from IAC, which in turn has secured the non-cash advertising pursuant to an agreement with Universal TV (formerly USA Cable). Sufficient advertising has been secured to satisfy existing obligations.

        Net revenues in the nine months ended September 30, 2003 increased by $48.8 million, or 55.0%, to $137.4 million from $88.6 million in 2002 as revenues were positively impacted, in part, by the acquisition of uDate in April 2003, which contributed $13.3 million in revenues and nine months of activity associated with the acquisition of Soulmates which was acquired in April of 2002. Operating income decreased by $0.7 million, or 5.2%, to $12.6 million in the nine months of 2003 from $13.3 million in the nine months of 2002. Operating Income before Amortization increased by $4.7 million, or 25.7%, to $22.7 million for the nine months ended September 30, 2003 from $18.1 million in the nine months ended September 30, 2002. The increase in Operating Income before Amortization is primarily attributable to the revenue growth noted above, partially offset by higher cost of revenue and sales and marketing expenses. Operating Income before Amortization excludes the amortization of intangibles of $7.1 million in the third quarter of 2003 noted above and excludes non-cash distribution and marketing of $3.0 million in 2003 and 2002, which refers to barter arrangements for distribution secured from third parties, whereby advertising is provided by Match to a third party in return for distribution over the third party's network. The advertising provided has been secured from IAC, which in turn has secured the non-cash advertising pursuant to an agreement with Universal TV (formerly USA Cable). Sufficient advertising has been secured to satisfy existing obligations.

Local Services

        Local services consist primarily of Citysearch, including Evite, and Entertainment Publications. Net revenues for the three months ended September 30, 2003 increased by $21.5 million to $29.1 million compared to $7.6 million for the three months ended September 30, 2002 due primarily to the acquisition of Entertainment Publications on March 25, 2003. Operating losses increased $11.0 million, to a loss of ($31.3) million in the third quarter of 2003 compared with a loss of ($20.3) million in the third quarter of 2002 due primarily to the results of Entertainment Publications. Operating Income before Amortization had an increased loss of $10.7 million in third quarter of 2003 compared to 2002 going from a loss of ($6.8) million in 2002 to a loss of ($17.5) million in 2003. Operating Income before Amortization, excludes $13.3 million in the third quarter of 2003 and $11.6 million in the third quarter of 2002 in amortization of intangibles, $0.5 million in both the third quarters of 2003 and 2002 of non-cash distribution and marketing expense related to advertising provided by Universal TV (formerly USA Cable). In addition, the Company incurred $1.4 million of merger costs related to the Ticketmaster merger that closed in 2003. Entertainment Publications contributed $22.7 million of revenue in the three months ended September 30, 2003 and its operating loss and operating income before amortization was a loss of ($12.0) million and ($10.8) million, respectively, in the three months ended September 30, 2003. Entertainment Publications business is highly seasonal and generates the majority of its revenue and profitability in the fourth quarter.

        Net revenues for the nine months ended September 30, 2003 increased by $60.2 million to $82.7 million compared to $22.5 million in 2002 and operating losses increased ($7.6) million, or 12.3%, to a loss of ($69.9) million in the nine months of 2003 compared with a loss of ($62.3) million in the nine months of 2002 due primarily to the factors noted above. Operating Income before Amortization increased by $8.4 million, to a loss of ($16.2) million in the nine months of 2003 from a loss of ($24.6) million in the nine months of 2002 due to the factors noted above. Operating Income before Amortization for the nine months ended September 30, 2003 and 2002, excludes amortization of intangibles $39.8 million and $34.7 million, respectively, non-cash distribution and marketing expenses of $1.5 million in both the 2003 and 2002 periods and non-cash compensation of $5.6 million in 2002. For the nine months ended September 30, 2003 Entertainment Publications contributed $60.8 million in revenues, operating loss of ($16.3) million and OIBA of ($12.4) million.

Teleservices

        Net revenues in the three months ended September 30, 2003 remained flat at $75.8 million compared with $75.3 million in 2002 and Operating income and Operating Income before Amortization increased by $1.2 million to $2.3 million in the third quarter of 2003 from $1.1 million in the third quarter of 2002. Revenue in the third quarter of 2003 and 2002 includes $5.0 million and $1.9 million, respectively, for services provided to other IAC businesses. During the third quarter of 2003 the Company recorded a pretax charge of $2.1 million and an after-tax charge of $1.3 million related to real estate and software write-downs.

        Net revenues in the nine months ended September 30, 2003 remained flat at $216.1 million compared with $216.2 million in 2002 and operating income for the nine months ended September 30, 2003 increased by $36.0 million, or 119.6%, to $5.9 million from a loss of ($30.1) million in 2002. The increase in operating income in the nine months of 2003 is due primarily to the goodwill impairment charge of $22.2 million recognized in the 2002 second quarter and the $9.3 million restructuring charge recognized in the first nine months of 2002. Operating Income before Amortization increased by $13.8 million to income of $5.9 million in the nine months of 2003 from a loss of ($7.9) million in the nine months of 2002 primarily due to a decrease in fixed costs and depreciation expense in the third quarter of 2003 and the closure of certain call centers in 2002 which resulted in a restructuring charge of $9.3 million recognized in 2002. For the nine month period ended September 30, 2002, Operating Income before Amortization excludes the PRC goodwill impairment charge of $22.2 million noted above which related to the contingent purchase consideration recorded in the second quarter of 2002 in connection with the purchase of Access Direct. Revenue in the first nine months of 2003 and 2002 includes $12.0 million and $7.2 million, respectively, for services provided to other IAC businesses.

        In the second quarter of 2003 the Company ceased operations of Avaltus, Inc., a subsidiary of PRC. Accordingly, the results of operations and statement of position of Avaltus are presented as discontinued operations for the periods presented.

Financial Services and Real Estate

        Financial Services and Real Estate consist of the results of LendingTree from its date of acquisition on August 8, 2003. Net revenues for the period August 8, 2003 through September 30, 2003 were $24.4 million. Revenues were primarily driven by strong results in its mortgage and real estate products. Operating losses were $4.9 million for the period August 8, 2003 through September 30, 2003 and Operating Income before Amortization was $2.9 million for the period August 8, 2003 through September 30, 2003. Operating Income before Amortization excludes amortization of intangibles of $7.2 million and non-cash compensation of $0.6 million in the third quarter of 2003.

        The value of closed loan transactions exceeded $10 billion in the third quarter 2003 for the first time ever. Closed real estate transactions in the third quarter were nearly $560 million. The Company anticipates that the fourth quarter 2003 revenue for LendingTree will be affected by a decline in refinancing volume, following the recent period of record refinancing volume, as well as the normal seasonality of the fourth quarter. The fourth quarter is typically weak for the mortgage and real estate businesses, and LendingTree's margins are also seasonally impacted as the company intends to invest in advertising in advance of the first quarter 2004.

Interactive Development

        The Company's Interactive Development segment had no revenues for the quarters ended September 30, 2003 or 2002 but had an operating loss of $0.8 million in the third quarter of 2003 compared with a loss of $1.7 million in the third quarter of 2002. In addition, Operating Income before Amortization was a loss of $0.8 million in the third quarter of 2003 compared with a loss of $0.6 million in the third quarter of 2002. The costs incurred by this segment relate to IAC's potential US travel network and emerging electronic retailing operations.

Corporate

        Corporate operating losses for the three months ended September 30, 2003 were $92.8 million compared with $16.7 million in 2002. The significant increase is related primarily to non-cash compensation of $69 million which was recorded in connection with the Company's mergers with its formerly publicly traded subsidiaries, which were completed in 2003. In addition, the Company incurred approximately $6 million in non-cash compensation related to the issuance of restricted stock and the LendingTree acquisition. Corporate operating losses for the nine months ended September 30, 2003 increased to $138.5 million from $41.9 million in 2002 due primarily to the increase in non-cash compensation as noted above.

Depreciation, Amortization and Goodwill Impairment

        Depreciation expense for the three months ended September 30, 2003 increased by $3.8 million to $50.5 million from $46.7 million for the three months ended September 30, 2002 due primarily to a $4.6 million charge from Hotels.com related to its write-off of packaging software as it migrated to Expedia's packaging technology, the acquisition of Lending Tree in August 2003, the acquisition of Entertainment Publications in March 2003 and the acquisition of Interval in September 2002. These three acquisitions accounted for $0.4 million, $0.7 million and $2.3 million of the increase, respectively. Amortization of intangibles increased $14.0 million due to the increases in amortization of intangibles resulting primarily from the mergers of Ticketmaster, Hotels.com, Expedia and LendingTree totaling $26.4 million, partially offset by a decrease of $11.9 million related to the year to date catch up of amortization expense recognized in the third quarter of 2002 relating to the step-up in basis of HSN assets. Depreciation expense for the nine months ended September 30, 2003 increased by $9.9 million to $134.4 million from $124.5 million for the nine months ended September 30, 2002 due primarily to a $4.6 million charge from Hotels.com related to its write-off of packaging software as noted above, the Expedia transaction in February 2002 which accounted for $5.3 million of the increase and increases as a result of the acquisitions of Interval, Entertainment Publications and LendingTree, partially offset by a decrease of $8.1 million at PRC due to accelerated depreciation expense in 2002 related to leasehold improvements for the closure of certain facilities. Amortization of intangibles for the nine months ended September 30, 2003 increased $70.7 million due to the increases in amortization of intangibles resulting primarily from the mergers of Ticketmaster, Hotels.com, Expedia and LendingTree, the acquisition of Interval in September 2003 and the step-up in basis of HSN, Ticketmaster and Match.com.

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

        As required under FAS 142, the Company will be performing its annual impairment review in the fourth quarter of 2003.

Other Income (Expense)

        Interest income in the three months ended September 30, 2003 was $46.2 million compared with $38.2 million in the three months ended September 30, 2002. The increase in interest income is due primarily to amounts earned on proceeds from the VUE transaction in May 2002, including $9.3 million of PIK interest on the Series A Preferred in the third quarter of 2003 compared with $8.8 million in the 2002 third quarter. In addition, the Company earned more interest in the third quarter of 2003 since the Company had greater amounts of cash and marketable securities on hand. Average cash and marketable securities on hand during the three months ended September 30, 2003 and 2002 were $4.7 billion and $3.4 billion, respectively.

        Interest expense in the three months ended September 30, 2003 was $20.6 million compared with $10.1 million in the three months ended September 30, 2002. The increase in interest expense is due primarily to an increase of $11.0 million related to the Company's $750 million Senior Notes issued in December 2002, offset by a $2.0 million decrease in interest on the Company's $500 million Senior Notes issued in 1998 due to repurchases made in late 2002 and 2003, including $59.0 million aggregate principal amount were repurchased during the third quarter 2003.

        Interest income in the nine months ended September 30, 2003 was $130.5 million compared with $73.4 million in the nine months ended September 30, 2002. The increase in interest income is due primarily to amounts earned on proceeds from the VUE transaction in May 2002, including (i) $27.7 million of PIK interest on the Series A Preferred in the nine months of 2003 compared with $14.0 million in the nine months 2002 and (ii) $47.8 million of cash interest on the Series B Preferred in the nine months 2003 compared with $25.2 million in the nine months 2002. In addition, the Company earned more interest in 2003 since the Company had greater amounts of cash and marketable securities on hand. Average cash and marketable securities on hand during the nine months ended September 30, 2003 and 2002 were $4.2 billion and $2.1 billion, respectively.

        Interest expense in the nine months ended September 30, 2003 was $67.3 million compared with $31.3 million in the nine months ended September 30, 2002. The increase in interest expense is due primarily to an increase of $37.2 million related to the Company's $750 million Senior Notes issued in December 2002, partially offset by a $4.2 million decrease in interest on the Company's $500 million Senior Notes issued in 1998 due to repurchases made in late 2002 and 2003, including $92.2 million aggregate principal amount were repurchased in 2003.

        In the three and nine months ended September 30, 2003, the Company realized pre-tax income of $12.2 million and a loss of ($226.9) million, respectively, on equity in the income (losses) from its investment in VUE, a joint venture between the Company and Vivendi Universal, S.A. ("Vivendi") formed on May 7, 2002 compared with a loss of ($2.7) million in the three and nine months ended September 30, 2002. During the first quarter of 2003, IAC received the audited financial statements of VUE for the year ended December 31, 2002, which disclosed that VUE recorded an impairment charge for goodwill and intangible assets and other long-lived assets of $4.5 billion in the period May 7, 2002 to December 31, 2002 based upon VUE management's review of the estimated fair value of VUE as of December 31, 2002. Because of delays in VUE's financial reporting, IAC records its 5.44% proportionate share of the results of VUE on a one-quarter lag. The charge taken by IAC in the first quarter of 2003 was approximately $245 million, before a tax benefit of $96 million.

        In the three and nine months ended September 30, 2003, the Company realized losses on the repurchase of bonds of ($6.1) million and ($8.6) million, respectively. During the nine months ended September 30, 2002, the Company realized losses of ($2.0) million in connection with the repurchasing of Savoy bonds.

        In the three months ended September 30, 2003 and 2002, the Company realized pre-tax losses of $4.8 million and $15.4 million, respectively, on equity losses in unconsolidated subsidiaries and other expenses and in the nine months ended September 30, 2003 and 2002, the Company realized pre-tax losses of $6.9 million and $131.3 million, respectively, on equity losses in unconsolidated subsidiaries and other expenses. The 2002 losses resulted primarily from HOT Networks, which operates electronic retailing operations in Europe, before it was consolidated and was impacted primarily by charges of $88.3 million, relating primarily to the impact of HOT Networks closing its Belgium and UK operations in the nine months ended September 30, 2002 as well as due to a write-down of HSN's investment in China based on operating performance.

Income Taxes

        For the three months ended September 30, 2003, IAC has a tax rate of 30% for purposes of calculating net income from continuing operations which is lower than the federal tax rate of 35% due to the reversal of certain tax accruals.

Minority Interest

        Minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC through May 7, 2002, Liberty's ownership interest in Holdco through June 27, 2002, the public's ownership in TMCS until January 31, 2001, the public's ownership in Ticketmaster from January 31, 2001 through January 17, 2003, the public's ownership interest in Hotels.com from February 25, 2000 through June 23, 2003, the partners ownership interest in HSE-Germany since its consolidation as of January 1, 2000, the public's ownership in Expedia from February 4, 2002 through August 8, 2003 and certain minority ownerships in EUVÍA and Interval.

Discontinued Operations

        During the second quarter of 2003, certain of the Company's businesses, consisting of USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., ceased operations. Accordingly, these businesses are presented as discontinued operations for the applicable periods presented. In addition, the USA Entertainment Group, which was contributed to VUE on May 7, 2002, is presented as discontinued operations for 2002. The net gain on contribution of the USA Entertainment Group to VUE for the nine months ended September 30, 2002 was $2.4 billion, which occurred in the second quarter of 2002. The net income (loss) related to these discontinued businesses for the three months ended September 30, 2003 and 2002 was ($0.3) million and ($6.7) million, respectively, net of tax, and for the nine months ended September 30, 2003 and 2002 was $33.3 million and $6.0 million, respectively, net of tax. The 2003 results were due primarily to a tax benefit realized for the discontinued operations in the second quarter of 2003.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $1.1 billion for the nine months ended September 30, 2003 compared to $624.4 million for the nine months ended September 30, 2002. These cash proceeds and available cash were used to pay for acquisition and deal costs, net of acquired cash, of $359 million, including $414.6 million, less $55.6 million in cash acquired, for the acquisition of Entertainment Publications and LendingTree, to purchase marketable securities of $1.2 billion and to make capital expenditures of $130.1 million. Ticketmaster net cash collected on behalf of clients resulted in increased cash from operations of $63.2 million and $44.9 million in the nine months ended September 30, 2003 and 2002, respectively.

        Expedia's and Hotels.com's working capital cash flows from their merchant hotel business models contributed significantly to the increase in cash provided by operating activities. In the merchant business, Expedia and Hotels.com receive cash from customers on hotel and air bookings before the stay or flight has occurred. These amounts are classified on our balance sheet as deferred revenue. The payment to the suppliers related to these bookings is not made until approximately one week after booking for air travel and, for all other merchant bookings, after the customer's use and subsequent billing from the supplier. Therefore, especially for the hotel business, which is the majority of our merchant bookings, there is a significant period of time from the receipt of the cash from the customers to the payment to the suppliers. For the nine months ended September 30, 2003, deferred merchant bookings and deferred revenue at IAC Travel has contributed $210.7 million to our positive cash flow. There is a seasonal element to cash flow related to merchant bookings, as the first and second quarters have traditionally been quarters where hotel bookings significantly exceed stays, resulting in much higher cash flow related to working capital. In the other quarters, the difference between bookings and stays tends to be more even. In addition to the timing related increases noted above at Expedia and Hotels.com, cash provided by operating activities benefited from timing related increases in working capital at HSN U.S.

        As of September 30, 2003, the Company has $2.4 billion of cash on hand and $2.1 billion of marketable securities on hand, including $174 million in funds representing amounts equal to the face value of tickets sold by Ticketmaster on behalf of its clients.

        On March 19, 2003, IAC announced that its Board of Directors has authorized the repurchase of up to 30 million shares of IAC common stock. Pursuant to this authorization, through September 30, 2003, IAC purchased 22.3 million shares for aggregate consideration of $794.8 million. On November 5, 2003, IAC announced that its Board of Directors authorized a new repurchase program of up to 50 million shares of IAC common stock. IAC currently has 57.7 million shares remaining in its authorizations, 7.7 million of which are from the program announced in March 2003. IAC may purchase shares over an indefinite period of time, on the open market or through private transactions, depending on market conditions, share price and other factors. The amount and timing of purchases, if any, will depend on market conditions and other factors, including IAC's overall capital structure. Funds for these purchases will come from cash on hand. Furthermore, not related to the IAC authorization and prior to the Hotels.com and Expedia mergers, during the nine months ended September 30, 2003, Hotels.com repurchased approximately 1.55 million shares of its Class A common stock for an aggregate cost of approximately $73.5 million and Expedia repurchased approximately 0.8 million shares of its common stock for an aggregate cost of $25.0 million.

        In relation to the 2002 Expedia transaction, the Company issued approximately 13.1 million preferred shares bearing interest at 1.99% per annum, payable quarterly in cash or stock at IAC's option. If IAC elects to pay cash, the amount is approximately $13.1 million on an annual basis. For the nine months ended September 30, 2003, the Company paid cash dividends of $9.8 million in cash. The next dividend is due November 15, 2003, and IAC expects to pay approximately $3.3 million in cash. IAC's wholly-owned subsidiaries have no material restrictions on their ability to transfer amounts to fund IAC's operations.

        During the nine months ended September 30, 2003, the Company received proceeds of approximately $1.2 billion related to the sale of 48.7 million shares of common stock to Liberty, pursuant to Liberty's preemptive rights in relation to the Ticketmaster merger, the uDate acquisition, the Expedia and Hotels.com mergers and in connection with IAC option exercises between May 2, 2003 and June 3, 2003. Liberty did not exercise its preemptive rights with respect to the LendingTree transaction. Subsequent to September 30, 2003, there were no additional shares issued to Liberty.

        On June 30, 2003 pursuant to the exercise, as Barry Diller's designee, of a right of first refusal, the Company purchased from Vivendi Universal warrants to acquire 28.2 million shares of IAC Common Stock for an aggregate purchase price of $407 million.

        On August 8, 2003, in conjunction with the Expedia merger, the Company purchased approximately 0.8 million warrants which were issued by Expedia in February 2002 for $32.5 million.

        Through September 30, 2003 the Company repurchased $92.2 million principal amount of its 6.75% Senior Notes due November 15, 2005 for an aggregate purchase price of $100.8 million.

        IAC anticipates that it will need to invest working capital towards the development and expansion of its overall operations. The Company may make acquisitions, which could result in the reduction of its cash balance or the incurrence of debt. Subsequent to September 30, 2003, the Company made acquisitions, including the acquisitions of Hotwire.com and Anyway.com, for an aggregate purchase price of approximately $742 million. Furthermore, future capital expenditures may be higher than current amounts over the next several years.

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

Funding Obligations of HOT Networks for EUVÍA

        HOT Networks holds a 48.6% limited partnership interest in EUVÍA, a German limited partnership, as well as pooling arrangements that allow for control of EUVÍA. EUVÍA, through certain subsidiaries, operates two businesses, "Neun Live TV," a game show oriented TV channel, and a travel oriented shopping TV channel under the brand name "Sonnenklar." In connection with the partnership formed to operate these businesses, HOT Networks has undertaken to fund 100% of the cash requirements and operating losses up to Euro 179 million, with the funding obligations terminating if EUVÍA remains profitable for two consecutive fiscal years. Through September 30, 2003, HOT Networks funded EUVÍA with approximately Euro 59.1 million. HOT Networks expects that no additional funding will be required prior to EUVÍA achieving profitability for two consecutive fiscal years, which is currently expected to be on December 31, 2003.

Seasonality

        IAC's businesses are subject to the effects of seasonality.

        Travel is an inherently seasonal business. Our gross bookings growth is typically the largest in the first quarter, as consumers return from their Christmas breaks and begin to shop for and book spring break and summer travel. Because revenue in our merchant business is recognized when the travel takes place rather than when it is booked, our revenue growth typically lags our bookings growth by a month or two. As a result, revenue as a percent of gross bookings is typically lowest in the first quarter of the year and highest in the fourth quarter.

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

        Entertainment Publication's revenues are significantly seasonal with the majority of the company's revenues and profitability experienced in the fourth quarter, consistent with school fundraising schedules.

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

Definitions of IAC's Non-GAAP Measures

        Operating Income before Amortization (OIBA) is defined as operating income plus: (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of intangibles and goodwill impairment, if applicable, (3) pro forma adjustments for significant acquisitions and (4) one-time items. We believe this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income before Amortization has certain limitations in that it does not take into account the impact to IAC's income statement of certain expenses, including non-cash compensation associated with IAC's employees, non-cash payments to partners, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, GAAP financial statements and detailed descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

Pro Forma Results

        We have presented Operating Income before Amortization pro forma for several significant transactions, as if these transactions had been completed as of January 1, 2002: the Vivendi transaction and the Ticketmaster, Hotels.com and Expedia mergers. IAC has changed significantly in recent years: first transitioning from a media company to an interactive commerce company, then also into an operating company. We believe that the pro forma results provide investors with better comparisons to prior periods, as well as a better view of ongoing operations and what the company will look like now that these transactions have been consummated.

        We will only pro forma results if we view a particular transaction as significant in size or transformational in nature. As such, our results are not pro forma for certain smaller transactions such as the acquisitions of TV Travel Shop, Interval and Entertainment Publications. We also have not presented the LendingTree transaction on a pro forma basis.

One-Time Items

        We only exclude as non-recurring items those that are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, per SEC rules. We have revised our 2002 non-GAAP measures to include certain items that were previously excluded as a result of the new SEC guidance. Actual results include one-time items.

Non-Cash Expenses That Are Excluded From Our Non-GAAP Measures

        Amortization of non-cash compensation expense consists of restricted stock and options expense, which relates mostly to unvested options assumed by IAC in the Ticketmaster, Hotels.com and Expedia mergers. We view this expense as part of transaction costs, which are not paid in cash, and we include the related shares in our fully diluted shares outstanding. Non-cash compensation also includes the expense associated with IAC's RSU program.

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

RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles Operating Income before Amortization to Operating Income (Loss) for the Company's industry segments and to Net Income (Loss) in total (in millions):

	For the three months ended September 30, 2003:
	Operating Income before Amortization	Amortization of non-cash items	Merger Costs	Operating income (loss)
IAC Travel	$137.5	$(56.5)	$(0.9)	$80.1
HSN-US	45.6	(13.2)	—	32.4
HSN-International	1.9	(0.3)	—	1.6
Ticketing	32.3	(7.7)	—	24.7
Personals	9.8	(5.4)	—	4.4
Local Services	(17.5)	(13.8)	—	(31.3)
Financial Services and Real Estate	2.9	(7.8)	—	(4.9)
Teleservices	2.3	—	—	2.3
Interactive Development	(0.8)	—	—	(0.8)
Corporate expense and other adjustments	(17.6)	(75.2)	—	(92.8)
Disengagement expenses	(4.8)	—	—	(4.8)
Intersegment Elimination	—	—	—	—

TOTAL	$191.7	$(179.9)	$(0.9)	$10.9

Other income, net	32.8

Earnings from continuing operations before Income taxes and minority interest	43.7
Income tax expense	(13.1)
Minority interest	(8.3)

Earnings from continuing operations	22.3
Discontinued operations	(0.3)

Earnings before preferred dividend	22.0
Preferred dividend	(3.3)

Net income	$18.7

	For the three months ended September 30, 2002:
	Operating Income before Amortization	Amortization of non-cash items	Merger Costs	Operating income (loss)
IAC Travel	$83.9	$(29.7)	$(1.6)	$52.7
HSN-US	40.4	(25.1)	—	15.3
HSN-International	(32.7)	(2.8)	—	(35.5)
Ticketing	25.9	(3.0)	—	22.9
Personals	4.8	(1.0)	—	3.7
Local Services	(6.8)	(12.1)	(1.4)	(20.3)
Teleservices	1.2	—	—	1.2
Interactive Development	(0.6)	(1.1)	—	(1.7)
Corporate expense and other adjustments	(15.2)	(1.5)	—	(16.7)
Disengagement expenses	(4.7)	—	—	(4.7)
Intersegment Elimination	(0.3)	—	—	(0.3)

TOTAL	$95.9	$(76.3)	$(3.0)	$16.6

Other income, net	10.0

Earnings from continuing operations before Income taxes and minority interest	26.6
Income tax expense	(36.1)
Minority interest	(17.2)

Loss from continuing operations	(26.6)
Discontinued operations	(6.7)

Loss before preferred dividend	(33.4)
Preferred dividend	(3.3)

Net loss	$(36.6)

	For the nine months ended September 30, 2003:
	Operating Income before Amortization	Amortization of non-cash items	Merger Costs	Operating income (loss)
IAC Travel	$373.6	$(123.6)	$(11.4)	$238.7
HSN-US	125.5	(37.6)	—	87.9
HSN-International	23.7	(1.0)	—	22.7
Ticketing	109.9	(22.6)	(0.1)	87.2
Personals	22.7	(10.1)	—	12.7
Local Services	(28.6)	(41.3)	—	(69.9)
Financial Services and Real Estate	2.9	(7.8)	—	(4.9)
Teleservices	5.9	—	—	5.9
Interactive Development	(3.0)	(2.1)	—	(5.1)
Corporate expense and other adjustments	(49.1)	(89.4)	—	(138.5)
Disengagement expenses	(14.2)	—	—	(14.2)
Intersegment Elimination	(0.8)	—	—	(0.8)

TOTAL	$568.6	$(335.5)	$(11.5)	$221.6

Other income, net	(170.5)

Earnings from continuing operations before Income taxes and minority interest	51.1
Income tax expense	(10.6)
Minority interest	(62.4)

Loss from continuing operations	(21.9)
Discontinued operations	33.3

Earnings before preferred dividend	11.4
Preferred dividend	(9.8)

Net income	$1.6

	For the nine months ended September 30, 2002:
	Operating Income before Amortization	Amortization of non-cash items	Merger Costs	Proforma Adjustments(a)	Operating income (loss)
IAC Travel	$208.7	$(71.0)	$(1.6)	($7.7)	$128.5
HSN-US	108.7	(25.4)	—	—	83.3
HSN-International	(62.1)	(2.8)	—	—	(64.9)
Ticketing	84.6	(8.4)	—	—	76.2
Personals	18.1	(4.7)	—	—	13.3
Local Services	(24.6)	(36.3)	(1.4)	—	(62.3)
Teleservices	(7.9)	(22.2)	—	—	(30.1)
Interactive Development	(1.5)	(1.8)	—	—	(3.2)
Corporate expense and other adjustments	(36.8)	(5.1)	—	—	(41.9)
Disengagement expenses	(22.4)	—	—	—	(22.4)
Intersegment Elimination	(1.8)	4.1	—	—	2.3

TOTAL	$263.2	$(173.7)	$(3.0)	($7.7)	$78.9

Other income, net	(92.0)

Loss from continuing operations before Income taxes and minority interest	(13.1)
Income tax expense	(75.5)
Minority interest	(29.3)

Loss from continuing operations	(117.9)
Gain on contribution of USA Entertainment to VUE	2,378.3
Discontinued operations	6.0

Earnings before cumulative effect of acct. change	2,266.4
Cumulative effect of accounting change, net of tax	(461.4)

Earnings before preferred dividend	1,805.0
Preferred dividend	(8.5)

Net income	$1,796.5

(a)
Pro forma adjustments in 2002 represent the impact of IAC's initial acquisition of a majority stake in Expedia which occurred in February 2002.

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

        At September 30, 2003, the Company's outstanding debt approximated $1.1 billion, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate. The Company's objective in managing its exposure to interest rate risk on its long term debt is to maintain within a certain range of debt exposure which is between 20-40% floating rate and 60-80% fixed rate. As such, during the second and third quarters of 2003 the Company entered into two interest rate swap agreements with a notional amount of $250 million and $150 million, respectively, in each case related to a portion of our fixed rate 7% Senior Notes due in 2013 (the "Notes"). The interest rate swaps allow us to receive fixed rate receipts in exchange for making floating rate payments based on LIBOR which effectively changes our interest rate exposure on $400 million in aggregate notional amount of the Notes. As of September 30, 2003, of the $750 million total notional amount of the Notes, the interest rate is fixed on $350 million with the balance of $400 million remaining at a floating rate of interest based on the spread over 6- month LIBOR. The fair value of the interest rate swaps at September 30, 2003 was $3.7 million. If the LIBOR rates were to increase (decrease) by 100 basis points, then the interest payments on the $250 million and $150 million of variable rate debt would increase (decrease) by $2.4 million.

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

        Foreign exchange gains and losses were not material to the Company's earnings for the three and nine months ended September 30, 2003 and 2002. However, given the currency fluctuations in 2002 and 2003 and anticipated increases in the Company's operations in international markets, the Company is reviewing its strategy for hedging transaction risks. The Company's objective in managing its foreign exchange risk is to reduce its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position.

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. Transaction gains and losses related to the contract and liability are recognized each period in our statement of operations and are offsetting. The fair value of this foreign exchange forward contract at September 30, 2003 was an unrealized loss of $2.5 million.

        In addition, IAC Travel purchases 30 day foreign currency forwards at the end of each month to mitigate the effects of the changes in exchange rates related to their payables to hotel vendors in foreign countries. The changes in fair value are included as a component of cost of sales in the accompanying statement of operations. During the three and nine months ended September 30, 2003, the Company recognized a loss of $0.5 million and a gain of $0.4 million, respectively, from forward contracts and during the three and nine months ended September 30, 2002, the Company recognized a gain of $0.2 million from forward contracts. As of September 30, 2003, the fair value of the foreign currency forwards was minimal, as they had been purchased on September 29, 2003.

Equity Price Risk

        The Company has a minimal investment in equity securities of publicly traded companies. These investments, as of September 30, 2003, were considered available-for-sale, with the unrealized gain deferred as a component of shareholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its investment strategy.

        The Company has substantial investments in VUE as of September 30, 2003, including preferred interests valued at approximately $2 billion and common interests valued at $779 million. The Company has reviewed the carrying value of these investments, and believes they are reasonable.

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

        Rules of the Securities and Exchange Commission require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant's business, and advise that proceedings ordinarily need not be described if they primarily involve damage claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters which the Company and its subsidiaries are defending, including those described below, involves or is likely to involve amounts of that magnitude. The litigation matters described below involve issues or claims that may be of particular interest to the Company's security holders, regardless of whether any of these matters may be material to the financial position or operations of the Company based upon the standard set forth in the SEC's rules.

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

        The partnership agreement provides that VUE "shall, as soon as practicable after the close of each taxable year, make cash contributions to each Partner in an amount equal to the product of (a) the amount of taxable income allocated to such Partner for such taxable year … and (b) the highest aggregate marginal statutory Federal, state, local and foreign income tax rate … applicable to any Partner." The partnership agreement also provides that taxable income of VUE is to be allocated to the partners, including IAC and its affiliates, in a specified order, including amounts corresponding to the cash and pay-in-kind distributions on IAC's and its affiliates' preferred interests in VUE, which represent a 5% annual return on those interests (the "Preferred Return"). The actual amount of cash distributions with respect to taxable income on the Preferred Return would depend on several factors, including the amount of VUE's earnings and federal, state, and local income tax rates. Assuming sufficient VUE earnings in each of the next twenty years and a discount rate of 7%, such cash distributions could have a present value to IAC of up to approximately $620 million.

        The complaint in IAC's lawsuit requests the court to declare that VUE is obligated to pay to IAC and its affiliates cash tax distributions on the Preferred Return as they become due under the VUE partnership agreement, and to order VUE to make such payments. As previously disclosed by the Company, on June 30, 2003, the defendants filed an answer denying the material allegations of the complaint and asserting various affirmative defenses, as well as certain counterclaims. The counterclaims request the court to declare that VUE is not obligated under the partnership agreement to pay to IAC and its affiliates cash tax distributions on the Preferred Return or, in the alternative, to reform the partnership agreement—on the grounds of mutual or, in the alternative, unilateral mistake—so that it no longer requires VUE to make such payments.

        On July 21, 2003, IAC filed a reply denying the material allegations of the defendants' counterclaims, which IAC believes are meritless. Pretrial discovery in the case has commenced.

Litigation Relating to the IAC/Expedia Merger Agreement

        As previously disclosed in certain of the Company's SEC filings, including the 2002 10-K, on March 19, 2003, IAC and Expedia announced that they had entered into an agreement under which IAC would acquire the shares of Expedia that it did not already own in a stock-for-stock transaction. Under the agreement, Expedia's public shareholders would receive IAC stock in accordance with an exchange ratio representing approximately a 30% premium, based upon the closing prices of IAC and Expedia common stock on March 18, 2003. The agreement was approved by Expedia's board of directors following the unanimous recommendation and approval of an independent special committee of the board.

        As previously disclosed by the Company, during the period from March 20 to April 2, 2003, five purported class actions on behalf of Expedia public shareholders were filed in King County Superior Court in the state of Washington against Expedia, IAC, and members of the board of directors of Expedia. The complaints in these actions allege, in essence, that the defendants breached their fiduciary duties to Expedia's public shareholders by entering into and/or approving the merger agreement, which allegedly does not reflect the true value of Expedia. The complaints sought to enjoin consummation of the transaction or, in the alternative, to rescind the transaction, as well as damages in an unspecified amount.

        In addition, as previously disclosed by the Company, on March 20, 2003, the plaintiffs in a consolidated action in King County Superior Court in the state of Washington, which had consolidated eight purported class actions on behalf of Expedia public shareholders filed against Expedia, IAC, and members of the board of directors of Expedia as a result of IAC's announcement in June 2002 of its intention to enter into an Expedia acquisition transaction and had then been dismissed without prejudice in November 2002, filed a notice of reinstatement of the action in the wake of the March 19, 2003 announcement of the IAC/Expedia merger agreement. On April 17, 2003, the court, upon consent of the defendants, issued an order reinstating the consolidated action.

        As previously disclosed by the Company, on May 5, 2003, the court in the reinstated consolidated action, In re Expedia, Inc. Shareholder Litigation, No. 02-2-16669-5 SEA, issued an order, upon consent of the parties to the consolidated action and the parties to the five later-filed purported class actions, consolidating those five actions into the consolidated action.

        As previously disclosed by the Company, on August 8, 2003, the IAC/Expedia merger transaction closed.

        On August 26, 2003, the court in the consolidated action, In re Expedia, Inc. Shareholder Litigation, issued an order, upon consent of the parties, dismissing the action without prejudice.

Litigation Relating to the IAC/Hotels.com Merger Agreement

        As previously disclosed in certain of the Company's SEC filings, on April 10, 2003, IAC and Hotels.com announced that they had entered into an agreement under which IAC would acquire the shares of Hotels.com that it did not already own in a stock-for-stock transaction. Under the agreement, Hotels.com's public shareholders would receive IAC stock in accordance with an exchange ratio representing approximately a 20% premium, based on the closing prices of IAC and Hotels.com common stock on March 18, 2003, the day preceding the announcement of IAC's merger agreement with Expedia. The agreement was approved by Hotels.com's board of directors following the unanimous recommendation and approval of an independent special committee of the board.

        As previously disclosed by the Company, on April 10, 2003, the day of the announcement of the IAC/Hotels.com merger agreement, a purported class action on behalf of Hotels.com public shareholders was filed in the Court of Chancery, New Castle County, State of Delaware, against Hotels.com, IAC, and members of the board of directors of Hotels.com. Michael Garvey, on Behalf of Himself and All Others Similarly Situated v. Jonathan F. Miller et al., No. 20248-NC. Also on April 10, 2003, the plaintiff in a purported shareholder derivative action on behalf of Hotels.com against certain officers and directors of Hotels.com, which was pending in the District Court of Dallas, Texas, 160th Judicial District, prior to the announcement of the merger transaction and had originally asserted derivative claims relating to Hotels.com's pre-merger earnings guidance, filed an amended complaint to include class allegations regarding the merger transaction. Alex Solodovnikov, Derivatively on Behalf of Hotels.com v. Robert Diener et al., No. 03-02663. In addition, on April 17, 2003, the plaintiffs in a consolidated action pending in the Court of Chancery, New Castle County, State of Delaware, which had consolidated a number of purported class actions filed against Hotels.com, IAC, and members of the board of directors of Hotels.com as a result of IAC's announcement in June 2002 of its intention to enter into a Hotels.com acquisition transaction, filed a consolidated and amended class-action complaint. In re Hotels.com Shareholders Litigation, No. 16662-NC. Pursuant to an agreement among counsel for the parties, the defendants' time to respond to this complaint and to the complaint in the Garvey case has been adjourned indefinitely.

        The complaints in the two Delaware actions and the class allegations in the complaint in the Texas action allege, in essence, that the defendants breached their fiduciary duties to Hotels.com's public shareholders by entering into and/or approving the merger agreement, which allegedly does not reflect the true value of Hotels.com. The complaints sought to enjoin consummation of the transaction or, in the alternative, to rescind the transaction, as well as damages in an unspecified amount.

        As previously disclosed by the Company, on April 18, 2003, the Texas action (Solodovnikov) was removed to the United States District Court for the Northern District of Texas. On May 2, 2003, the plaintiff in this action filed a motion to remand the case to state court. On June 3, 2003, the plaintiff in the Texas action withdrew his motion to remand the case to state court and filed a motion in federal court for expedited discovery in anticipation of filing a motion for a preliminary injunction against consummation of the IAC/Hotels.com merger. The defendants opposed the motion. On June 16, 2003, the court denied the plaintiff's motion for expedited discovery.

        As previously disclosed by the Company, on June 23, 2003, the IAC/Hotels.com merger transaction closed.

        The Company believes that the allegations in these lawsuits are without merit and will continue to defend vigorously against them.

Hotels.com Consumer Class Action Litigation and Arbitration

        As previously disclosed in the Company's filing on Form 10-Q for the quarter ended June 30, 2003, on June 20, 2003, a purported class action against Hotels.com, Nora J. Olvera, Individually and on Behalf of All Others Similarly Situated v. Hotels.com, Inc., No. DC-03-259, was filed in the 229th District Court, Duval County, Texas. The complaint alleges that Hotels.com collects "excess" hotel occupancy taxes from consumers (i.e., allegedly charges consumers more for occupancy taxes than it remits to the taxing authorities). The complaint sought certification of a nationwide class of all persons who have purchased hotel accommodations from Hotels.com since June 20, 1999, as well as restitution of, disgorgement of, and the imposition of a constructive trust upon all "excess" taxes allegedly collected by Hotels.com. On July 14, 2003, Hotels.com filed a responsive pleading that denied the material allegations of the complaint and asserted a number of defenses, including that the allegations in the complaint are subject to mandatory arbitration.

        On August 12, 2003, the plaintiff filed an amended complaint containing substantially the same factual allegations and requests for relief, but naming as defendants Hotels.com, L.P., Hotels.com (the parent company of the Hotels.com, L.P. operating business), and IAC. On September 8, 2003, the defendants filed responsive pleadings that denied the material allegations of the amended complaint and asserted a number of defenses, including that the allegations in the amended complaint are subject to mandatory arbitration and, in IAC's case, that the court lacks personal jurisdiction over the Company. Limited discovery, pertaining to class-certification and jurisdictional issues, is under way.

        On September 25, 2003, the plaintiff in the Olvera litigation filed with the American Arbitration Association in Dallas, Texas, a demand for arbitration against Hotels.com, L.P. The arbitration claim contains substantially the same factual allegations as the amended complaint in the Olvera lawsuit. The arbitration is purportedly brought on behalf of a class comprised of all persons and entities who have purchased hotel accommodations from Hotels.com since October 31, 2001. The claimant seeks a determination that the arbitration is properly maintainable as a class proceeding and an order requiring disgorgement and restitution to the class members of excess profits allegedly derived from "assessing" hotel occupancy taxes that were neither owed nor paid to any taxing authority. On October 27, 2003, Hotels.com, L.P. filed a responsive pleading that denied the material allegations of the arbitration claim and asserted a number of defenses that it believes are meritorious.

        The Company believes that the claims in both the Olvera lawsuit and the Olvera arbitration lack merit and will continue to defend vigorously against them.

Securities Litigation Involving Hotels.com

        As previously disclosed in certain of the Company's SEC filings, including the 2002 10-K, there is pending in the United States District Court for the Northern District of Texas a consolidated securities class action, Daniel Taubenfeld et al., on Behalf of Themselves and All Others Similarly Situated v. Hotels.com et al., No. 3:03-CV-0069-N, arising out of Hotels.com's January 6, 2003 downward revision of its guidance for the fourth quarter of 2002. On August 18, 2003, the lead plaintiffs filed a consolidated complaint. On October 31, 2003, the defendants filed a motion to dismiss the consolidated complaint. That motion is pending.

        As previously disclosed by the Company, pending in the same Texas federal court after removal from state court are two shareholder derivative actions, Anita Pomilio Wilson, Derivatively on Behalf of Nominal Defendant Hotels.com v. Elan J. Blutinger et al., No. 3:03-CV-0501-K, and Alex Solodovnikov, Derivatively on Behalf of Hotels.com v. Robert Diener et al., No. 3:03-CV-0812-K, arising out of the same events as the consolidated securities class action. On July 1, 2003, the defendants in the two shareholder derivative actions filed a motion to consolidate the two cases. That motion remains pending.

        The Company believes that all of these lawsuits lack merit and will continue to defend vigorously against them.

Tickets.com Litigation

        As previously disclosed in certain of the Company's SEC filings, including the 2002 10-K, in July 1999, Ticketmaster Online-Citysearch, Inc. and Ticketmaster Corporation (together, "Ticketmaster") commenced an action in the United States District Court for the Central District of California against Tickets.com, Inc. ("Tickets.com"). The complaint in the action, Ticketmaster Corporation and Ticketmaster Online-Citysearch, Inc. v. Tickets.com, Inc., No. 99-07654 (C.D. Cal.), alleged that Tickets.com was violating Ticketmaster's legal and contractual rights by, among other things, (i) providing deep-links to Ticketmaster's internal web pages without its consent, (ii) deceptively and systematically accessing Ticketmaster's computer systems and thereupon copying Ticketmaster event pages and extracting and reprinting on Tickets.com's website Ticketmaster's uniform resource locators ("URL's") and event information, and (iii) providing false and misleading information about Ticketmaster, the availability of tickets on Ticketmaster's website, and the relationship between Ticketmaster and Tickets.com.

        In January 2000, Ticketmaster filed an amended complaint. In February 2000, Tickets.com filed a motion to dismiss that pleading. That motion was denied in part and granted in part with leave to amend. In April 2000, Ticketmaster filed a second amended complaint.

        In May 2000, Tickets.com filed its answer to Ticketmaster's second amended complaint, as well as a number of counterclaims against Ticketmaster. The counterclaims alleged violations by Ticketmaster of the federal antitrust laws (Sections 1 and 2 of the Sherman Act), the California antitrust laws (the Cartwright Act), and Section 17200 of the California Business and Professions Code, sought declaratory relief, and also contained common-law claims for restraint of trade, unfair competition and unfair business practices, and interference with contract. Tickets.com alleged that Ticketmaster Corporation's exclusive agreements with Ticketmaster Online-Citysearch, Inc., venues, promoters, and others injure competition, violate antitrust laws, constitute unfair competition, and interfere with Tickets.com's prospective economic advantage.

        In July 2002, the trial court dismissed, on consent, Tickets.com's claims that Ticketmaster commenced litigation against Tickets.com and others for predatory and/or anticompetitive purposes. In September 2002, the court dismissed, on consent, Tickets.com's claims allegedly brought on behalf of the public under Section 17200 of the California Business and Professions Code.

        On January 22, 2003, the court dismissed, on consent, certain of Tickets.com's counterclaims, namely those alleging: violation of Section 1 of the Sherman Act; conspiracy to monopolize; common-law restraint of trade; violation of Section 17200 of the California Business and Professions Code by reason of a contract between Ticketmaster Corporation and Ticketmaster Online- Citysearch, Inc.; interference with prospective economic advantage; and common-law unfair competition and unfair business practices. On January 28, 2003, the parties agreed to the dismissal of certain of Ticketmaster's claims, namely those alleging: unfair competition and false designation of origin; reverse passing off; false advertising; violation of Section 17200 of the California Business and Professions Code by reason of unfair business practices; and interference with prospective economic advantage.

        Discovery in this case was extensive and ended on January 31, 2003.

        As previously disclosed by the Company, on February 3, 2003, Ticketmaster and Tickets.com each filed a motion for summary judgment. On March 3, 2003, the court ruled on the motions, (i) granting summary judgment dismissing all of Tickets.com's antitrust counterclaims under federal and state law and (ii) granting summary judgment dismissing all of Ticketmaster's claims against Tickets.com with the exception of Ticketmaster's claim for breach of contract.

        The district court's March 3, 2003 rulings left Ticketmaster with a claim for breach of contract and Tickets.com with a counterclaim for unfair business practices under Section 17200 of the California Business and Professions Code. On March 17, 2003, the court dismissed these remaining state-law claims, without prejudice, for lack of federal subject-matter jurisdiction. On March 25, 2003, the court entered a final judgment dismissing the action in its entirety.

        On April 10, 2003, Tickets.com filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from that part of the district court's judgment dismissing Tickets.com's federal and state antitrust counterclaims against Ticketmaster. Ticketmaster elected not to cross-appeal from the district court's dismissal of its claims against Tickets.com. On August 27, 2003, Tickets.com filed its opening brief on appeal. On October 27, 2003, Ticketmaster filed its answering brief.

        The Company continues to believe that, as reflected in the district court's ruling dismissing them, Tickets.com's antitrust claims against Ticketmaster are without merit, and will continue to defend vigorously against them on appeal.

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

        On July 2, 2003, the Company issued 1,834,921 shares of IAC common stock to Liberty Media Corporation ("Liberty") in connection with the exercise by Liberty of its preemptive rights to acquire additional shares of IAC common stock, as provided in the Amended and Restated Governance Agreement among the Company, Vivendi Universal, S.A., Universal Studios, Inc., Liberty and Barry Diller, dated as of December 16, 2001 for related proceeds of $62,203,822.

        On July 8, 2003, the Company issued 120,548 shares of IAC common stock to Travelocity in connection with the cash-less exercise by Travelocity of a warrant to acquire shares of IAC common stock.

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
Exhibit 2.1 to Amendment No. 1 to IAC's Registration Statement on Form S-4 (SEC File No. 333-104973), filed on July 9, 2003 (included as Appendix A to the proxy and information statement/prospectus included in the Registration Statement).
2.2	Agreement and Plan of Merger, dated as of May 5, 2003, by and among IAC (then USA Interactive), Forest Merger Corp. and LendingTree, Inc.
Exhibit 2.1 to Amendment No. 1 to IAC's Registration Statement on Form S-4 (SEC File No. 333-105876), filed on July 10, 2003 (included as Appendix B to the proxy and information statement/prospectus included in the Registration Statement).
3.1	Restated Certificate of Incorporation of IAC.	Exhibit 3.1 to IAC's Current Report on Form 8-K, filed on October 14, 2003.
3.2	Amended and Restated ByLaws of USA.	Exhibit 99.1 to IAC's Current Report on Form 8-K, filed on September 20, 2002.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

†
Filed (in the case of exhibits 31.1 and 31.2) and furnished (in the case of exhibits 32.1 and 32.2) herewith.

b)
Reports on Form 8-K filed during the quarter ended September 30, 2003.

        On August 5, 2003, IAC filed a report on Form 8-K reporting under Item 5, "Other Events and Regulation FD Disclosure" and Item 12, "Disclosure of Results of Operations and Financial

Condition," attaching a press release announcing its results for the quarter ended June 30, 2003 and forward-looking financial information under Item 9, "Regulation FD Disclosure," attaching supplemental information.

        On August 8, 2003, IAC filed a report on Form 8-K reporting under Item 2, "Acquisition or Disposition of Assets," relating to IAC's announcement that it had completed its acquisition of all of the outstanding shares of Expedia, Inc. that it did not already own through the merger of Expedia, Inc. with and into a wholly-owned subsidiary of IAC.

        On August 11, 2003, IAC filed a report on Form 8-K reporting under Item 2, "Acquisition or Disposition of Assets," relating to IAC's announcement that it had completed its acquisition of all of the outstanding shares of LendingTree, Inc. through the merger of LendingTree, Inc. with and into a wholly-owned subsidiary of IAC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2003	INTERACTIVECORP
	By:	/s/ BARRY DILLER Barry Diller Chairman and Chief Executive Officer
Signature	Title	Date

/s/ BARRY DILLER Barry Diller	Chairman of the Board, Chief Executive Officer and Director	November 14, 2003
/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Executive Vice President and Chief Financial Officer	November 14, 2003
/s/ WILLIAM J. SEVERANCE William J. Severance	Vice President and Controller (Chief Accounting Officer)	November 14, 2003

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