Form 10-K/A
period 2002-12-31
INTERACTIVECORP
filed 2004-02-11
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on February 10, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

INTERACTIVECORP

(Exact name of registrant as specified in its charter)

Commission File No. 0-20570

Delaware	59-2712887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

152 West 57th Street, New York, New York, 10019
(Address of Registrant's principal executive offices)

(212) 314-7300
(Registrant's telephone number, including area code):
 USA Interactive
(Former name, former address, and former fiscal year, if changed since last report.)

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

EXPLANATORY NOTE

        The Registrant hereby amends in its entirety Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Consolidated Financial Statements and Supplementary Data, contained in InterActiveCorp's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Original Form 10-K"), as described. This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed to make certain changes in response to comments received from the Securities and Exchange Commission. This Amendment reflects balance sheet reclassifications as well as additional disclosures in order to provide a more expansive and detailed presentation. We have also included a revised Exhibit Index in Item 15, Exhibits, Financial Statement Schedules and Reports on Form 10-K, to reflect the filing of Rule 3-09 financial statements of certain equity investments, certifications of certain executive officers and consent letters from Ernst & Young LLP and KPMG in connection with this Amendment No. 1 on Form 10K/A.

        The changes made reflect (i) expanded disclosure in the MD&A of the results of HSN and Ticketmaster and discussion of occupancy tax reserves at Expedia and Hotels.com, (ii) expanded discussion in critical accounting policies of HSN sales returns and sensitivity of non-cash compensation to changes in volatility and interest rates, (iii) balance sheet reclassification of certain assets and liabilities, including classification of auction rate securities with a reset feature within 90 days as marketable securities rather than cash and cash equivalents and (iv) additional footnote disclosure of accounting policies regarding estimated return percentages of HSN and classification of expenses by Hotels.com and Expedia, acquisitions and dispositions, including Expedia, the step-up in basis of HSN and taxes related to the VUE transaction and the impact of non-cash revenue on cash flows and summarized aggregated financial information for the Company's equity investments. In addition, the Company has expanded its disclosure of certain valuation and qualifying accounts.

        This Amendment only reflects the changes discussed above. All other information included in the Original Form 10-K has not been amended by this Form 10 K/A to reflect any information or events subsequent to the filing of the Original Form 10-K.

INDEX

		Page
PART II
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1
Item 8.	Consolidated Financial Statements and Supplementary Data	28
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	91

i

PART II

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

  Results of Operations for the Year Ended December 31, 2002 vs. Year Ended December 31, 2001

CONTINUING OPERATIONS

HSN-U.S.

Operating Results

        Net revenues in 2002 decreased slightly by $47.7 million, or 2.9%, to $1.6 billion from $1.7 billion in 2001 due to HSN's continued focus on higher margin products, the challenging retail environment in 2002 and disengagement (see below). Top-line revenue decreased, as the average price point for the year decreased to $45.46 in 2002 from $47.63 in 2001 on slightly increased units shipped. However, gross margin at HSN increased 320 bps, to 37.2% in 2002 compared to 34.0% in 2001 due primarily to the impacts of a shift in product mix from lower margin products such as computers and electronics to higher margin products such as Ready to Wear, Health and Beauty and Home Fashions. Computers and electronics comprised approximately 5% more of total sales in 2001 as compared to 2002, and carry a margin of approximately 22%. Ready to wear, Health and Beauty and Home Fashions comprised approximately 6% more of total sales in 2002 as compared to 2001, and carried a margin in 2002 of approximately 42%. Margins were also positively impacted in 2002 due to improvements in return rates (18.6% in 2002 from 18.9% in 2001) and $11.8 million less pricing incentives. Returns had a favorable impact on margins of $7.5 million. In addition, net shipping and handling revenue increased due in part to lower shipping and handling costs of $5.9 million, including efficiency improvements at the Company's California warehouse facility that opened in 2001 and lower costs for drop ship due to a shift in product mix, as the Company uses drop ship primarily for computers and electronics. Adjusted EBITDA increased $39.8 million, or 17.2%, to $272.0 million in 2002 from $232.2 million in 2001. In addition to the impacts on gross margins discussed above, operating expenses in 2002 were positively impacted by increased sales via HSN.com, which accounted for 12%, or $187.0 million, of sales in 2002 versus 8%, or $121.0 million, in 2001. Sales via HSN.com result in lower costs per order. In addition, amounts paid to broadcasters in 2002 decreased $7.3 million, due principally to the Company entering new cable distribution agreements as a result of disengagement. Adjusted EBITDA in 2001 was adversely impacted by the events of September 11th as viewers turned to coverage of the events. In fact, HSN ceased live programming for a short period after the events of September 11th and aired live news programming from USA Cable's NWI. As previously disclosed, 2002 revenue was impacted by the disengagement of former USAB broadcast stations that aired Home Shopping programming in late 2001 and early 2002 (see below for further discussion).

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

Ticketing Operations

        Net revenues in 2002 increased by $75.5 million, or 13.0%, to $655.2 million from $579.7 million in 2001 primarily due to an increase in the number of tickets sold and an increase in average revenue per ticket. The increase in tickets sold primarily reflects Ticketing's successful growth efforts in its existing domestic and international markets, further increased by the acquisition of Ticketmaster-Norway in October 2001 and Ticketmaster-Netherlands in June 2002, which resulted in increased revenue of $4.9 million. Adjusted EBITDA increased by $41.7 million, or 39.3%, to $148.0 million from $106.2 million due to Ticketing's strong ticket sales and improved margins in its domestic and international operations. Adjusted EBITDA increased related to the Netherlands and Norway by $1.1 million. The total number of tickets sold increased 9.7% to 95.1 million tickets sold in 2002 compared to 86.7 million tickets sold in 2001. Tickets sold online accounted for 40.6% of the tickets sold in 2002 compared to 32.1% in 2001, demonstrating the continued migration of sales online. The increases in revenue and Adjusted EBITDA were also impacted by adverse effects in 2001 related to the events surrounding September 11, 2001.

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

Hotels.com

        Net revenues in 2002 increased by $408.9 million, or 76.2%, to $945.4 million from $536.5 million in 2001, and Adjusted EBITDA increased by $49.2 million, or 60.4%, to $130.6 million from $81.4 million. The increase in net revenues was primarily attributable to the growth of the new website and brand, hotels.com, and the growth in travel and lodging bookings through the Internet. Revenues also increased due to the addition of new cities in which Hotels.com offers hotel rooms, an increase in hotels offered in existing cities, and an increase in room allotments available for sale. In 2002, Hotels.com generated increases of 84.7% in room nights sold (to 7.8 million merchant room nights in 2002 from 4.2 million merchant room nights in 2001) in part due to the addition of 147 new markets in 2002, including 85 new markets in international locations, a 69.1% increase in properties and a 42.7% increase in affiliates, which generate sales of rooms in exchange for commissions. Revenues derived through Hotels.com's agreement with Travelocity, its largest affiliate, accounted for approximately 17.7% of total revenues in 2002 and 18.0% of total revenues in 2001. The increase in revenue was also attributable to the growth of revenue from international and vacation rental properties. Revenue from properties in Europe, Canada, Mexico, the Caribbean and Asia increased 176.5% to $125.7 million in 2002 from $45.5 million in 2001. Revenue from Hotel.com's vacation rentals, which include condominiums, timeshares and vacation homes, increased 147.1% to $25.5 million in 2002 from $10.3 million in 2001. Hotels.com incurred increased advertising and promotional costs, including costs associated with the launch and branding of the new hotels.com website and an increase in personnel costs, credit card fees and affiliate commissions resulting from the growth in net revenues. The gross profit percentage decreased slightly to 30.4% in 2002 from 31.0% in 2001 due primarily to occupancy tax expense of $1.3 million as a result of a reserve established in 2002 for contingent occupancy tax liabilities. No reserves for contingent occupancy taxes were established prior to 2002.

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

Expedia

Actual Results

        USA completed its acquisition of a controlling interesting in Expedia on February 4, 2002. Net revenues and Adjusted EBITDA for the period February 4, 2002 to December 31, 2002 were $553.7 million and $162.8 million, respectively. For the period February 4, 2002 to December 31, 2002,

Adjusted EBITDA excludes $41.2 million of non-cash amortization of intangible assets, $13.1 million of non-cash marketing relating to advertising provided by USA and $5.6 million of non-cash compensation, resulting primarily from the amortization of the intrinsic value of unvested stock options, which arose from Expedia's initial public offering in November 1999. The advertising provided has been secured from USA, which in turn has secured the non-cash advertising pursuant to an agreement with Universal TV (formerly USA Cable) related to the VUE Transaction. Sufficient advertising has been secured to satisfy existing obligations. On July 14, 2002, Expedia acquired Metropolitan Travel in conjunction with Expedia's launch into the corporate travel market. The Company recorded occupancy tax expense of $6.0 million as a result of a reserve established in 2002 for contingent occupancy tax liabilities for the period subsequent to acquisition. In addition, the Company established an additional liability of $3.1 million as a purchase liability related to contingent occupancy tax liabilities for the period prior to acquisition. No reserves for contingent occupancy taxes were established prior to 2002. Included in Adjusted EBITDA for 2002 is a charge of $1.7 million related to the exchange offer proposed by USA.

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

Hotels.com

        Net revenues in 2001 increased by $208.5 million, or 63.6%, to $536.5 million from $328.0 million in 2000, resulting from a 74% increase in room nights sold (to 4.2 million from 2.4 million), a significant expansion of affiliate marketing programs to over 23,800 web-based and call center marketing affiliates in 2001 from 16,200 in 2000, an increase in the number of hotels in existing cities as well as expansion into 81 new cities and the acquisition of TravelNow in February 2001. Note that sales were partially impacted by September 11th due to the high volume of cancellations after the attacks, but that the fourth quarter results rebounded despite the weakened economy and a challenging travel environment. Cost related to revenues and other costs and expenses in 2001 increased by $179.7 million, or 65.3%, to $455.0 million from $275.3 million in 2000 due primarily due to increased sales, including an increased percentage of revenue attributable to affiliates that earn commissions (sales from affiliate websites accounted for approximately 65.2% of the total revenues, as compared to approximately 54.0% in the comparable period), increased credit card fees, and increased staffing levels and systems to support increased operations, and higher marketing costs, partially offset by lower telephone and telephone operator costs due to the increase in Internet-related bookings. Gross profit margin in 2001 decreased slightly to 31.0% from 31.2% due to a slight decline in gross profit margin of Hotels.com's historical business offset partially by the acquisition of TravelNow, which has higher gross margins. The decline in margin for the historical business resulted from Hotels.com's decision to focus on increasing market share and the dollar amount of gross profit instead of gross profit margin. Adjusted EBITDA in 2001 increased by $28.8 million, or 54.7%, to $81.4 million from $52.6 million in 2000. Adjusted EBITDA for 2001 and 2000 excludes non-cash distribution and marketing expense of $16.5 million and $4.3 million, respectively, related to the amortization of stock-based warrants issued to affiliates in consideration of exclusive affiliate distribution and marketing agreements and $0.5 million related to cross-promotion advertising provided by USA Cable. Hotels.com expects that the amount of non-cash distribution and marketing expense could grow, as certain of the warrants are performance based, the value of which is determined at the time the performance criteria are met. As Hotels.com's stock price rises, the value of the warrants also increases.

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

  •
  Our revenue recognition for HSN is described in Note 2. As noted, sales are reduced by incentive discounts and sales returns to arrive at net sales. HSN's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery and allowances for returned merchandise and other adjustments are provided based upon past experience. The estimated return percentage for 2002 and 2001 of 18.6% and 18.9%, respectively, was arrived at based upon empirical evidence of actual returns, and the percentage was applied against sales to arrive at net sales. Actual levels of product returned may vary from these estimates. The Company believes that actual returns on HSN product sales have not materially varied from estimates in any of the financial statement periods presented, although its systems only allowed HSN to track such information beginning in 2001.

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

    As disclosed in the notes to financial statements, the Company estimated the fair value of options issued at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000: risk-free interest rates of 2.78% in 2002 and 5.0% in 2001 and 2000; a volatility factor of 50%, 51% and 50%, respectively; and a weighted average expected life of the options of five years. The impact on compensation expense for the year ended December 31, 2002, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor, and a one year increase in the weighted average expected life of the options would be $8.1 million, $14.8 million, and $12.8 million, respectively.

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

  •
  Some states and localities impose a transient occupancy or accommodation tax, or a form of sales tax, on the use or occupancy of hotel accommodations. Hotels operators generally collect and remit these taxes to the various tax authorities. Consistent with this practice, when a customer books a room through one of the Company's travel services, the hotel charges taxes based on the room rate paid to the hotel and the Company recovers an equivalent amount from the customer. The Company does not collect or remit taxes on the portion of the customer payment it retains, and some jurisdictions have questioned the Company's practice in this regard. While the applicable tax provisions vary among the jurisdictions, the Company believes it generally has sound arguments as to why it is not required to collect and remit such taxes. The Company is engaged in discussions with tax authorities in various jurisdictions to resolve this issue, but the ultimate resolution in any particular jurisdiction cannot be determined at this time. The Company does not believe, however, that the amount of liability of the Company on account of this issue, if any, will have a material adverse effect on its past or future financial results.

    The Company has established a reserve with respect to potential occupancy tax liability for prior periods, consistent with applicable accounting principles and in light of all current facts and circumstances. The Company's reserves represent its best estimate of the contingent liability related to occupancy tax in respect of prior periods. A variety of factors could affect the amount of the liability (both past and future), which factors include, but are not limited to, the process of moving Expedia and Hotels.com toward common business practices, increasing cooperation between them as a result of the acquisition by the Company of the publicly-held shares of Expedia and Hotels.com in 2003 (including whether to pursue joint resolutions with one or more jurisdictions), the number of, and amount of revenue represented by, jurisdictions that ultimately assert a claim and prevail in assessing such additional tax or negotiate a settlement, changes in statutes and the timing of all of the foregoing. The Company notes that there are more than 7,000 taxing jurisdictions, and it is not feasible to analyze the statutes, regulations and judicial and administrative rulings in every jurisdiction. Rather, the Company has obtained the advice of state and local tax experts with respect to tax laws of certain states and local jurisdictions that represent a large portion of the Company's hotel revenue. In addition, the Company continues to engage in a dialog with and receive feedback from certain state and local tax authorities. The Company will continue to monitor the issue closely and provide additional disclosure, as well as adjust the level of reserves, as developments warrant.

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

Item 8. Consolidated Financial Statements and Supplementary Data

         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
InterActiveCorp:

        We have audited the accompanying consolidated balance sheets of InterActiveCorp (formerly USA Interactive) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterActiveCorp and subsidiaries at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets." In addition, on January 1, 2001, the Company adopted AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films."

/s/ Ernst & Young LLP

New York, New York
February 6, 2003, except for Note 19 and the
financial statement schedule as to which the date
is December 18, 2003

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

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2002	December 31, 2001
	(In Thousands, Except Share Data)
CURRENT ASSETS:
Cash and cash equivalents	$1,998,114	$392,176
Restricted cash equivalents	40,696	9,107
Marketable securities	1,929,058	757,665
Accounts and notes receivable, net of allowance of $29,286 and $16,252, respectively	310,811	263,934
Receivable from sale of USAB	—	589,625
Inventories, net	197,584	197,354
Deferred tax assets	2,007	39,946
Other current assets, net	143,952	84,727
Net current assets of discontinued operations	—	38,343

Total current assets	4,622,222	2,372,877
PROPERTY, PLANT AND EQUIPMENT:
Computer and broadcast equipment	552,484	349,145
Buildings and leasehold improvements	141,267	125,491
Furniture and other equipment	138,412	91,292
Land	15,802	15,665
Projects in progress	20,891	45,754

	868,856	627,347
Less: accumulated depreciation and amortization	(437,401)	(228,360)

Total property, plant and equipment	431,455	398,987
OTHER ASSETS:
Goodwill	5,997,842	3,070,129
Intangible assets, net	1,258,070	230,843
Cable distribution fees, net	167,249	158,880
Long-term investments	1,582,182	64,731
Preferred interest exchangeable for common stock	1,428,530	—
Note receivables and advances, net of current portion ($13,365 and $99,819, respectively, from related parties)	19,090	108,095
Advance to Universal	—	39,265
Deferred charges and other, net	156,473	83,261

Total other assets	10,609,436	3,755,204

TOTAL ASSETS	$15,663,113	$6,527,068

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31, 2002	December 31, 2001
	(In Thousands, Except Share Data)
CURRENT LIABILITIES:
Accounts payable, trade	$481,790	$296,827
Accounts payable, client accounts	131,348	102,011
Cable distribution fees payable	39,107	32,795
Expedia deferred merchant bookings	149,348	—
Deferred revenue	115,554	75,256
Income tax payable	177,094	188,806
Current maturities of long-term obligations	24,957	33,519
Other accrued liabilities	422,258	262,727

Total current liabilities	1,541,456	991,941
Long-Term Obligations, net of current maturities	1,211,145	544,372
Other Long-Term Liabilities	91,012	26,350
Deferred Income Taxes	2,385,006	210,184
Net Long-term Liabilities of Discontinued Operations	—	102,032
Common Stock Exchangeable For Preferred Interest	1,428,530	—
Minority Interest	1,074,501	706,688
SHAREHOLDERS' EQUITY:
Preferred stock- $.01 par value; authorized 100,000,000 shares; 13,118,182 issued and outstanding as of December 31, 2002	131	—
Common stock—$.01 par value; authorized 1,600,000,000 shares; issued 392,334,359 and 321,474,696 shares respectively, and outstanding 385,698,610 and 315,073,017 shares, respectively including 441,169 and 369,000 of restricted stock, respectively	3,852	3,147
Class B convertible common stock—$.01 par value; authorized 400,000,000 shares; issued and outstanding 64,629,996 and 63,033,452 shares, respectively	646	630
Additional paid-in capital	5,941,141	3,918,401
Retained earnings	2,122,611	181,267
Accumulated other comprehensive income (loss)	15,697	(11,605)
Treasury stock—6,635,749 and 6,401,679 shares, respectively	(147,617)	(141,341)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	7,931,463	3,945,501

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,663,113	$6,527,068

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

												Note Receivable From Key Executive for Common Stock Issuance
						Class B Convertible Common Stock				Accum. Other Comp. Income (Loss)
		Preferred Stock		Common Stock					Retained Earnings (Accum. Deficit)
								Addit. Paid-in Capital			Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
	(In Thousands)
Balance as of December 31, 1999	$2,769,729	$—	—	$2,740	274,703	$630	63,033	$2,830,506	$(54,358)	$4,773	$(9,564)	$(4,998)
Comprehensive income:
Net loss for the year ended December 31, 2000	(147,983)	—	—	—	—	—	—	—	(147,983)	—	—	—
Decrease in unrealized gains in available for sale securities	(11,958)	—	—	—	—	—	—	—	—	(11,958)	—	—
Foreign currency translation	(3,640)	—	—	—	—	—	—	—	—	(3,640)	—	—

Comprehensive loss	(163,581)

Issuance of common stock upon exercise of stock options	37,341	—	—	46	4,577	—	—	37,295	—	—	—	—
Income tax benefit related to stock options exercised	26,968	—	—	—	—	—	—	26,968	—	—	—	—
Issuance of stock in connection with PRC acquisition	887,371	—	—	322	32,265	—	—	887,049	—	—	—	—
Issuance of stock in connection with other transactions	11,950	—	—	4	217	—	—	11,946	—	—	—	—
Purchase of treasury stock	(129,907)	—	—	(57)	(5,837)	—	—	—	—	—	(129,850)	—

Balance as of December 31, 2000	$3,439,871	—	—	$3,055	305,925	$630	63,033	$3,793,764	$(202,341)	$(10,825)	$(139,414)	$(4,998)
Comprehensive income:
Net income for the year ended December 31, 2001	383,608	—	—	—	—	—	—	—	383,608	—	—	—
Decrease in unrealized losses in available for sale securities	5,600	—	—	—	—	—	—	—	—	5,600	—	—
Foreign currency translation	(6,380)	—	—	—	—	—	—	—	—	(6,380)	—	—

Comprehensive income	382,828

Issuance of common stock upon exercise of stock options	80,931	—	—	90	9,116	—	—	80,841	—	—	—	—
Income tax benefit related to stock options exercised	38,439	—	—	—	—	—	—	38,439	—	—	—	—
Issuance of stock in connection with other transactions	5,360	—	—	3	123	—	—	5,357	—	—	—	—
Purchase of treasury stock	(1,928)	—	—	(1)	(91)	—	—	—	—	—	(1,927)	—

Balance as of December 31, 2001	$3,945,501	—	—	$3,147	315,073	$630	63,033	$3,918,401	$181,267	$(11,605)	$(141,341)	$(4,998)
Comprehensive income:
Net income for the year ended December 31, 2002	1,953,103	—	—	—	—	—	—	—	1,953,103	—	—	—
Increase in unrealized gains in available for sale securities	3,416	—	—	—	—	—	—	—	—	3,416	—	—
Foreign currency translation	23,886	—	—	—	—	—	—	—	—	23,886	—	—

Comprehensive income	1,980,405

Issuance of securities in connection with the Expedia transaction	1,497,894	131	13,118	206	20,583	—	—	1,497,557	—	—	—	—
Issuance of common stock upon exercise of stock options	144,521	—	—	92	9,208	—	—	144,429	—
Income tax benefit related to stock options exercised	7,620	—	—	—	—	—	—	7,620	—	—	—	—
Issuance of stock in connection with other transactions	61,871	—	—	22	2,369	—	—	61,849	—	—	—	—
Issuance of stock for LLC Exchange	178,650	—	—	71	7,080	—	—	178,579	—	—	—	—
Issuance of stock for Holdco Exchange	750,695	—	—	316	31,620	16	1,597	750,363	—	—	—	—
Issuance of stock and warrants in VUE transaction	810,873	—	—	—	—	—	—	810,873	—	—	—	—
Common stock exchangeable for preferred interest	(1,428,530)	—	—	—	—	—	—	(1,428,530)	—	—	—	—
Dividend on preferred stock	(11,759)	—	—	—	—	—	—	—	(11,759)	—	—	—
Purchase of treasury stock	(6,278)	—	—	(2)	(234)	—	—	—	—	—	(6,276)	—

Balance as of December 31, 2002	$7,931,463	$131	13,118	$3,852	385,699	$646	64,630	$5,941,141	$2,122,611	$15,697	$(147,617)	$(4,998)

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

USA INTERACTIVE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Cash flows from operating activities:
Earnings (loss) from continuing operations before cumulative effect of accounting change	$7,378	$(186,799)	$(172,398)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	323,402	425,891	420,148
Amortization of cable distribution fees	53,680	43,975	36,322
Amortization of deferred financing costs	3,445	1,491	3,778
Non-cash distribution and marketing	37,344	26,385	11,665
Non-cash interest income	(22,448)	(3,729)	(8,735)
Non-cash compensation expense	15,899	7,800	12,740
Deferred income taxes	(46,913)	12,253	21,357
Equity in losses in unconsolidated subsidiaries and other	123,608	48,977	58,333
Gain on sale of subsidiary stock	—	—	(108,343)
Goodwill impairment	22,247	—	145,594
Minority interest	34,078	(103,108)	(179,547)
Increase in cable distribution fees	(74,314)	(47,393)	(64,876)
Changes in assets and liabilities:
Accounts and notes receivable	70,908	18,844	(64,925)
Inventories	4,243	31,128	(44,892)
Accounts payable	(58,216)	38,914	27,468
Accrued liabilities and deferred revenue	214,956	(25,119)	(837)
Other, net	32,264	8,825	(5,531)

Net Cash Provided By Operating Activities	741,561	298,335	87,321
Cash flows from investing activities:
Acquisitions, net of cash acquired	(560,465)	(198,641)	(144,743)
Capital expenditures	(165,555)	(130,536)	(160,423)
Recoupment of advance to Universal	39,422	59,821	77,330
Decrease (increase) in long-term investments and notes receivable	33,118	(122,413)	(33,890)
Purchase of marketable securities, net	(1,221,684)	(613,078)	(36,095)
Proceeds from sale of broadcast stations	589,625	510,374	—
Proceeds from VUE Transaction	1,618,710	—	—
Other, net	(18,257)	(31,576)	(11,395)

Net Cash Provided By (Used In) Investing Activities	314,914	(526,049)	(309,216)
Cash flows from financing activities:
Borrowings	29,159	23,086	64,840
Principal payments on long-term obligations	(81,015)	(22,331)	(99,684)
Purchase of treasury stock	(6,278)	(1,928)	(129,907)
Payment of mandatory tax distribution to LLC partners	(154,083)	(17,369)	(68,065)
Proceeds from 2002 Senior Notes, net	744,000	—	—
Repurchase of 1998 Senior Notes	(47,000)	—	—
Proceeds from subsidiary stock option exercises	87,842	12,234	93,189
Proceeds from issuance of common stock and LLC shares	151,708	80,932	210,642
Dividend	(10,222)	—	—
Other, net	2,510	(18,368)	(12,852)

Net Cash Provided By Financing Activities	716,621	56,256	58,163
Net Cash (Used In) Provided By Discontinued Operations	(178,288)	348,174	86,266
Effect of exchange rate changes on cash and cash equivalents	11,130	(3,663)	(2,687)

Net Increase (Decrease) In Cash and Cash Equivalents	1,605,938	173,053	(80,153)
Cash and cash equivalents at beginning of period	392,176	219,123	299,276

Cash and Cash Equivalents at End of Period	$1,998,114	$392,176	$219,123

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

HSN Sales Returns

        HSN's estimated return percentages are based on actual historical results. The cost of merchandise to be returned is estimated by applying each month's historical gross margin percentage to a multi-year analysis of estimated sales return rates. Shipping and handling return accruals are estimated using historical percentages of shipping and handling revenue to sales. The Company believes that actual returns on HSN product sales have not materially varied from estimates in any of the financial statement periods presented.

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

        Due to the difference in revenue recognition, Hotels.com and Expedia classify credit card merchant fees, call center and data center costs and fees paid to fulfillment vendors differently. Based on Hotels.com gross revenue presentation, its costs of goods sold include the cost of the room. Credit card merchant fees, call center and data center costs support, but are not a component of, the cost of sales, and thus are treated as operating expenses below gross profit. In the periods presented, Hotels.com did not have costs related to fees paid to external fulfillment vendors for issuing airline tickets. Based on Expedia's net revenue presentation, credit card merchant fees, call center and data center costs, sales commissions and fees paid to fulfillment vendors for issuing airline tickets and related customer services are treated as cost of sales.

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

        The trade name was identified as an indefinite lived intangible, and $203.5 million was allocated to this asset. Intangibles with definite lives included technology ($79.5 million), key distribution agreements ($52.3 million), supplier relationships ($13.6 million) and customer lists ($3.2 million). None of the amounts allocated to goodwill or intangible assets are tax deductible.

        The purchase price consideration of $1.5 billion paid for the controlling interest in Expedia, which represented a significant premium to the market value of Expedia prior to announcement of the transaction, was based on historical as well as expected performance metrics. The Company viewed revenue, EBITDA, net income and cash flow as its most important valuation metrics. The Company agreed to the purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons, including: (1) Expedia's market leading position and improving brand in the online travel marketplace, (2) Expedia's technological and operational expertise, including its dynamic packaging engine, (3) the very significant growth expected in the online travel market, which, at the time was only 10% of the U.S. leisure travel market and expected to increase its share significantly, and (4) the significant automation of the Expedia business model and potential for significant margin improvement as the business scaled. Expedia had a relatively short business history and was unprofitable in every year prior to the acquisition by the Company of a controlling interest. As a result, the predominant portion of purchase price was based on the expected financial performance of Expedia, and not the hard asset value on the books at the time of the acquisition. This resulted in a significant amount of the purchase price being allocated to goodwill.

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

$1,237,123

NOTE 6—INCOME TAXES

        A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows:

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Income tax expense (benefit) at the federal statutory rate of 35%	$16,460	$(100,610)	$(107,833)
Amortization of goodwill and other intangibles	25,952	23,087	52,554
Foreign losses not consolidated into group	10,740	2,741	527
State income taxes, net of effect of federal tax benefit	1,761	(175)	3,771
Impact of minority interest	4,363	8,144	49,430
Domestic losses not consolidated into group(a)	(27,466)	59,780	33,429
Reversal of tax liability related to purchase of Styleclick(b)	(33,388)	—	—
Other, net	7,150	9,483	11,972

Income tax expense	$5,572	$2,450	$43,850

(a)
Amounts relates to (income)/losses in investments which the Company consolidates for financial reporting purposes but which are not consolidated on the Company's federal tax return, as the Company's ownership is less than 80%. The large fluctuation in amounts is principally due to Ticketmaster, which had a loss in 2001 but income in 2002.

(b)
The Company reversed a tax liability established in conjunction with the merger of Internet Shopping Network LLC ("ISN"), a subsidiary of the Company, and Styleclick, whereby 75% of Styleclick was acquired for 25% of ISN, plus other consideration. The Company modified its assessment that the tax payment would be owed based on the financial condition of Styleclick. ECS, a wholly owned subsidiary of the Company, represented a substantial majority of the revenues of Styleclick, and had advised Styleclick that it was terminating its relationships with its major customers. By year-end 2002, the Company was contemplating whether to pursue the election of a worthless stock deduction related to its investment in Styleclick, and thus it did not appear likely that the liability established in conjunction with the merger would be realized.

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

        The tax liability recorded in conjunction with the Vivendi transaction was $2.1 billion. This liability was based on the difference between the book basis and the tax basis of the consideration received in the transaction. This deferred tax liability will remain on the balance sheet of the Company until any change is made to the book basis or the tax basis of the assets received in the transaction or until any such assets are eventually sold or otherwise disposed of, subject to adjustment for a change in tax rates of when the difference is expected to reverse.

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

        For the year ended December 31, 2002, the Company recognized non-cash net revenues of $31.9 million as a result of deferred revenue recorded in connection with its various acquisitions.

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

        For the year ended December 31, 2001, the Company recognized non-cash revenues of $1.2 million as a result of deferred revenue recorded in connection with its various acquisitions.

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

        For the year ended December 31, 2000, the Company recognized non-cash revenues of $0.6 million as a result of deferred revenue recorded in connection with its various acquisitions.

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

        In addition, the Company and Universal entered into a Domestic Television Distribution Agreement under which the Company distributed in the United States certain of Universal's television programming. For the period January 1 to May 7, 2002 and the years ended December 31, 2001 and 2000, Universal paid the Company $0.5 million, $4.1 million and $1.5 million, respectively.

        Pursuant to the October Films/PFE Transaction, the Company entered into a series of agreements on behalf of its filmed entertainment division ("Films") with entities owned by Universal, to provide distribution services, video fulfillment and other interim and transitional services. These agreements are described below.

        Under a distribution agreement covering approximately fifty films owned by Universal, Films earned a distribution fee and remitted the balance of revenues to a Universal entity. For the period January 1 to May 7, 2002 and the years ended December 31, 2001 and 2000, Films earned distribution fees of approximately $0.4 million, $5.7 million and $10.7 million, respectively, from the distribution of these films. Films was responsible for collecting the full amount of the sale and remitting the net amount after its fee to Universal, except for amounts applied against the Universal Advance (see Note 3).

        In addition, Films acquired home video distribution rights to a number of "specialty video" properties. Universal holds a profit participation in certain of these titles. No amounts were earned by Universal under this agreement to date.

        Films is party to a "Videogram Fulfillment Agreement" with a Universal entity pursuant to which such entity provides certain fulfillment services for the United States and Canadian home video markets. In the period January 1 to May 7, 2002 and the years ended December 31, 2001 and 2000, Films incurred fees to Universal of approximately $0.7 million, $5.6 million and $3.5 million, respectively, for such services.

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

        The following is a reconciliation of Adjusted EBITDA to earnings (loss) from continuing operations before income taxes and minority interest for 2002, 2001 and 2000. Furthermore, the Company has provided a reconciliation of Adjusted EBITDA to operating income by segment in Note 23.

	Twelve Months Ended December, 31
	2002(a)	2001	2000
Adjusted EBITDA	$610,125	$297,928	$276,723
Amortization of cable distribution fees	(53,680)	(43,975)	(36,322)
Amortization of non-cash distribution and marketing	(37,344)	(26,385)	(11,665)
Amortization of non-cash compensation expense	(15,899)	(7,800)	(12,740)
Depreciation	(177,219)	(131,308)	(105,380)
Amortization of intangibles	(146,183)	(294,583)	(314,768)
Goodwill impairment	(22,247)	—	(145,594)
Disengagement expenses	(31,671)	(4,052)	—
Restructuring charges not impacting EBITDA	(39,129)	(6,248)	—
Interest income	114,552	26,994	38,753
Interest expense	(44,755)	(46,179)	(46,119)
Gain on sale of subsidiary stock	—	—	108,343
Equity in losses of unconsolidated subsidiaries and other	(109,522)	(51,849)	(59,326)

Earnings (loss) from continuing operations before income taxes and minority interest	$47,028	$(287,457)	$(308,095)

	Years Ended December 31,
	2002(a)	2001	2000
	(In Thousands)
Revenues
HSN-U.S.(b)	$1,611,184	$1,658,905	$1,533,271
Ticketing	655,249	579,679	518,565
Match.com	125,239	49,250	29,122
Hotels.com	945,373	536,497	327,977
Expedia	553,702	—	—
Interval	38,730	—	—
Precision Response	295,239	298,678	212,471
Citysearch and related	30,768	46,107	50,889
USA Electronic Commerce Solutions LLC/Styleclick	39,199	34,229	46,603
International TV Shopping & Other(c)	337,128	272,568	245,714
Intersegment Elimination(f)	(10,587)	(7,053)	—

Total	$4,621,224	$3,468,860	$2,964,612

Operating Profit (Loss)
HSN-U.S.(b)(d)	$101,928	$105,762	$130,442
Ticketing	107,817	23,796	25,453
Match.com	22,703	(8,868)	(12,484)
Hotels.com	105,497	15,811	9,166
Expedia	88,270	—	—
Interval	(5,268)	—	—
Precision Response	(38,107)	(40,856)	(7,282)
Corporate & other	(46,690)	(37,973)	(52,593)
Citysearch and related	(106,046)	(163,939)	(207,004)
USA Electronic Commerce Solutions LLC/Styleclick	(61,486)	(73,142)	(240,085)
International TV Shopping & Other(c)	(81,865)	(37,014)	4,641

Total	$86,753	$(216,423)	$(349,746)

Adjusted EBITDA
HSN-U.S.(b)	$271,999	$232,175	$236,752
Ticketing	147,968	106,248	99,375
Match.com	36,057	16,512	6,241
Hotels.com	130,604	81,449	52,641
Expedia	162,826	—	—
Interval	4,012	—	—
Precision Response	27,919	26,046	35,165
Corporate & other	(45,893)	(34,518)	(37,608)
Citysearch and related	(43,641)	(44,423)	(66,356)
USA Electronic Commerce Solutions LLC/Styleclick	(50,631)	(58,361)	(60,227)
International TV Shopping & other	(31,095)	(27,200)	10,740

Total	$610,125	$297,928	$276,723

Assets
HSN-U.S.	$3,488,895	$1,691,553	$1,729,266
Ticketing	1,240,632	1,109,661	1,089,965
Match.com	93,393	83,032	73,293
Hotels.com	844,862	643,835	555,613
Expedia	948,744	—	—
Interval	717,430	—	—
Precision Response	441,363	850,485	795,531
Corporate & other	7,195,276	1,693,630	843,312
Citysearch and related	96,752	209,212	364,631
USA Electronic Commerce Solutions LLC/Styleclick	8,410	33,111	61,025
International TV Shopping & Other	587,356	212,549	133,654

Total	$15,663,113	$6,527,068	$5,646,290

Depreciation and amortization of intangibles and cable distribution fees(e)
HSN-U.S.	$138,049	$122,115	$106,059
Ticketing	38,783	80,897	73,922
Match.com	7,663	19,516	18,725
Hotels.com	5,486	48,662	39,215
Expedia	55,862	—	—
Interval	9,280	—	—
Precision Response	38,113	66,432	42,447
Corporate & other	7,030	7,133	5,536
Citysearch and related	53,916	106,700	130,207
USA Electronic Commerce Solutions LLC/Styleclick	4,738	8,810	34,260
International TV Shopping & Other	18,162	9,601	6,099

Total	$377,082	$469,866	$456,470

Capital expenditures
HSN-U.S.	$36,850	$42,615	$34,122
Ticketing	32,095	24,465	23,282
Match.com	5,525	3,268	2,485
Hotels.com	25,912	15,953	2,859
Expedia	20,592	—	—
Interval	2,364	—	—
Precision Response	13,938	25,775	43,505
Corporate & other	4,265	5,120	21,756
Citysearch and related	4,408	5,017	9,262
USA Electronic Commerce Solutions LLC/Styleclick	1,918	2,292	5,047
International TV Shopping & Other	17,688	6,031	18,105

Total	$165,555	$130,536	$160,423

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

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Cash and cash equivalents	$1,998,114	$1,998,114	$392,176	$392,176
Long-term investments	3,010,712	3,010,712	64,731	64,731
Long-term obligations	(1,236,102)	(1,280,611)	(577,891)	(583,991)
Letters of credit	—	38,947	—	15,743
Bank guarantees	—	30,142	—	—

NOTE 18—MARKETABLE SECURITIES AND INVESTMENTS HELD FOR SALE

        At December 31, 2002, marketable securities available-for-sale were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate preferred equity securities	$471,700	$—	$—	$471,700

U.S. Government and agencies	$226,918	$4,898	$—	$231,816
Non-US government securities and other fixed term obligations	1,223,040	723	(221)	1,223,542
Corporate debt securities	2,000	—	—	2,000

Total debt securities	$1,451,958	$5,621	$(221)	$1,457,358

Total marketable securities	$1,923,658	$5,621	$(221)	$1,929,058

        Income tax expense of $1,945 was recorded on these securities for the year ended December 31, 2002.

        The contractual maturities of debt securities classified as available-for-sale as of December 31, 2002 are as follows (in thousands):

	Amortized Cost	Estimated Fair Values
Due in one year or less	$1,175,223	$1,175,767
Due after one year through two years	159,676	161,934
Due after two through five years	102,405	104,755
Due over five years	14,654	14,902

Total	$1,451,958	$1,457,358

        At December 31, 2001, marketable securities available-for-sale were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate preferred equity securities	$322,150	$—	$—	$322,150

U.S. Government and agencies	$12,908	$192	$(57)	$13,043
Non-US government securities and other fixed term obligations	418,095	39	(160)	417,974
Corporate debt securities	4,473	25	—	4,498

Total debt securities	$435,476	$256	$(217)	$435,515

Total marketable securities	$757,626	$256	$(217)	$757,665

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

	As of and for the Years Ended December 31,
	2001	2000
	(In Thousands)
Current assets	$17,597	$6,943
Non-current assets	157,274	42,784
Current liabilities	46,085	37,531
Non-current liabilities	194,249	23,668
Net sales	8,215	6,242
Gross profit	277	1,301
Net loss	(51,453)	(20,254)

        Summarized aggregated financial information for the Company's remaining equity investments is summarized below.

	2002	2001	2000
	(in thousands)
Current assets	$107,934	$65,921	$57,432
Non-current assets	48,189	32,266	12,781
Current liabilities	78,530	35,594	21,443
Non-current liabilities	27,851	10,144	8,136
Net Sales	261,185	195,090	137,191
Gross profit	33,991	24,907	2,121
Net income (loss)	(24,585)	1,901	(3,264)

        The following is a list of investments accounted for under the equity method, the principal market that the venture operates, and the relevant ownership percentage:

	2002	2001		2000
HOT Networks (Europe)(a)	46.7%	46.7%		46.7%
Jupiter Shop Channel (Japan)	30.0%	30.0%		30.0%
TVSN (China)	21.0%	21.0%		21.0	%(b)
VUE (US)(c)	5.44%	—		—
TM Mexico	49.0%	50.0%		50.0%
TM Australia	50.0%	50.0	%(d)	—
TM Ireland	—	—		50.0	%(e)
GL Expedia	47.0%	—		—

(a)
The Company acquired voting control of the venture in July 2002, and thus consolidated from that date forward.

(b)
The Company acquired its interest in June 2000.

(c)
The Company acquired its interest in May 2002.

(d)
The Company acquired its interest in December 1995. Through June 2001 the Company exercised control over TM Australia and its assets, liabilities and results of operations were consolidated. In the third quarter of 2001, certain rights were relinquished and the Company no longer exercised control over TM Australia and, accordingly, the entity was deconsolidated and effective the third quarter of 2001 has been accounted for under the equity method of accounting.

(e)
In December 2000 the Company acquired an addition 10% of TM Ireland and, accordingly, effective the fourth quarter of 2000 the entities assets, liabilities and results of operations were consolidated.

        The Company has other equity investments that have been written down to zero. Thus, these additional equity investments are not included in the table above.

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

        As a result of the step-up in the fair value of Home Shopping resulting from the cancellation of LLC shares of $1.2 billion, the Company obtained an independent valuation of the assets and liabilities acquired, including identification of intangible assets other than goodwill, which identified $487.7 million of intangible assets, including $285.4 million for trade names (indefinite lived asset), and definite lived assets of $144.5 million for distribution agreements, $30.3 million for merchandise agreements, $23.9 million for technology and $3.7 million for customer lists. Intangible assets with definite lives will be amortized over a weighted average life of 4 years. None of the amounts allocated to goodwill or intangible assets are tax deductible. The Company recorded no adjustments to the historical carrying value of assets and liabilities, other than to goodwill and intangible assets, as a result of the step-up in fair value.

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

NOTE 21—EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted earnings per share.

	Years Ended December 31,
	2002	2001	2000
	(In Thousands, Except Per Share Data)
Earnings (loss) from continuing operations:
Numerator:
Earnings (loss) from continuing operations	$7,378	$(186,799)	$(172,398)
Preferred stock dividends	(11,759)	—	—

Net earnings (loss) available to common shareholders	(4,381)	(186,799)	(172,398)
Effect of dilutive securities	(5,296)	—	—

Net earnings (loss) available to common shareholders after assumed conversions	$(9,677)	$(186,799)	$(172,398)

Denominator:
Denominator for basic and diluted earnings per share—weighted average shares(a)	426,317	374,101	359,688

Earnings (loss) before cumulative effect of accounting change, net of tax:
Numerator:
Earnings (loss) before cumulative effect of accounting change	$2,414,492	$392,795	$(147,983)
Preferred stock dividends	(11,759)	—	—

Net earnings (loss) available to common shareholders	2,402,733	392,795	(147,983)
Effect of dilutive securities	(5,296)	—	—

Net earnings (loss) available to common shareholders after assumed conversions	$2,397,437	$392,795	$(147,983)

Denominator:
Denominator for basic and diluted earnings per share-weighted average shares(a)	426,317	374,101	359,688
Net earnings (loss):
Numerator:
Net Earnings (loss)	$1,953,103	$383,608	$(147,983)
Preferred stock dividends	(11,759)	—	—

Net income (loss) available to common shareholders	1,941,344	383,608	(147,983)
Effect of dilutive securities	(5,296)	—	—

Net income (loss) available to common shareholders after assumed conversions	$1,936,048	$383,608	$(147,983)

Denominator:
Denominator for basic and diluted earnings per share— weighted average shares(a)	426,317	374,101	359,688
Income (loss) per share:
Basic earnings per share from income (loss) from continuing operations	$(0.01)	$(0.50)	$(0.48)
Gain on contribution of USA Entertainment to VUE, net of taxes	5.58	—	—
Gain on disposal of Broadcasting stations, net of taxes	—	1.38	—
Discontinued operations, net of taxes	0.07	0.17	0.07

Basic earnings per share from income (loss) from continuing operations before cumulative effect of accounting change	5.64	1.05	(0.41)
Cumulative effect of accounting change, net of taxes	(1.08)	(0.02)	—

Basic earnings per share from net income (loss)	$4.55	$1.03	$(0.41)

Diluted earnings per share from income (loss) from continuing operations	$(0.02)	$(0.50)	$(0.48)
Gain on contribution of USA Entertainment to VUE, net of taxes	5.58	—	—
Gain on disposal of Broadcasting stations, net of taxes	—	1.38	—
Discontinued operations, net of taxes	0.07	0.17	0.07

Diluted earnings per share from income (loss) from continuing operations before cumulative effect of accounting change	5.62	1.05	(0.41)
Cumulative effect of accounting change, net of taxes	(1.08)	(0.02)	—

Diluted earnings per share from net income (loss)	$4.54	$1.03	$(0.41)

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

(including the subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries")) and (4) the Company on a consolidated basis.

        As of and for the Year Ended December 31, 2002

	USA	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	USA Consolidated
Balance Sheet as of December 31 2002:
Current Assets	$18,798	$2,690,872	$1,912,552	$—	$4,622,222
Property and equipment, net	—	24,172	407,283	—	431,455
Goodwill and other intangible assets, net	1,617,613	—	5,638,299	—	7,255,912
Investment in subsidiaries	8,846,735	3,051,106	—	(11,897,841)	—
Other assets	219,823	2,823,728	312,408	(2,435)	3,353,524

Total assets	$10,702,969	$8,589,878	$8,270,542	$(11,900,276)	$15,663,113

Current liabilities	$186,949	$27,556	$1,327,602	$(651)	$1,541,456
Long-term debt, less current portion	—	1,201,979	9,166	—	1,211,145
Other liabilities	2,384,946	—	91,074	(2)	2,476,018
Intercompany liabilities	(1,106,838)	935,066	171,772	—	—
Common stock exchangeable for preferred interest	1,428,530	—	—	—	1,428,530
Minority interest	(122,081)	—	636,762	559,820	1,074,501
Interdivisional equity	—	—	6,941,456	(6,941,456)	—
Shareholders' equity	7,931,463	6,425,277	(907,290)	(5,517,987)	7,931,463

Total liabilities and shareholders' equity	$10,702,969	$8,589,878	$8,270,542	$(11,900,276)	$15,663,113

Statement of operations for the year ended December 31, 2002
Revenue	$—	$—	$4,621,224	$—	$4,621,224
Operating expenses	(4,827)	(51,048)	(4,478,596)	—	(4,534,471)
Interest expenses, net	10,763	42,591	16,443	—	69,797
Other income (expense), net	1,442	(125,848)	(107,317)	122,201	(109,522)
Provision for income taxes	—	—	(5,572)	—	(5,572)
Minority interest	—	—	(13,814)	(20,264)	(34,078)

(Loss) earnings from continuing operations	7,378	(134,305)	32,368	101,937	7,378
Gain on contribution of USA Entertainment to VUE, net of taxes	2,378,311	—	—	—	2,378,311
Discontinued operations, net of tax	28,803	33,237	29,044	(62,281)	28,803
Cumulative effect of accounting change, net of tax	(461,389)	—	(461,389)	461,389	(461,389)

Net income (loss)	1,953,103	(101,068)	(399,977)	501,045	1,953,103
Preferred dividend	(11,759)	—	—	—	(11,759)

Net earnings (loss) available to common	$1,941,344	$(101,068)	$(399,977)	$501,045	$1,941,344

Cash Flow for the year ended December 31, 2002
Cash flows provided by (used in) operations	$(36,630)	$(8,717)	$786,908	$—	$741,561
Cash flows provided by (used in) investing activities	13,082	1,143,625	(888,793)	47,000	314,914
Cash flows provided by (used in) financing activities	23,548	391,446	348,627	(47,000)	716,621
Net Cash used by Discontinued Operations	—	—	(178,288)	—	(178,288)
Effect of exchange rate	—	—	11,130	—	11,130
Cash at beginning of period	—	207,463	184,713	—	392,176

Cash at end of period	$—	$1,733,817	$264,297	$—	$1,998,114

        As of and for the Year Ended December 31, 2001

	USA	USANi LLC	Non-Guarantor Subsidiaries	Eliminations	USA Consolidated
	(In Thousands)
Balance Sheet as of December 31, 2001:
Current assets	$572,430	$796,233	$965,871	$—	$2,334,534
Property and equipment, net	—	24,755	374,232	—	398,987
Goodwill and other intangible assets, net	71,598	2,260	3,227,114	—	3,300,972
Investment in subsidiaries	3,525,102	7,301,359	—	(10,826,461)	—
Other assets	81,902	30,974	341,356	—	454,232
Net current assets of discontinued operations	—	—	38,343	—	38,343

Total assets	$4,251,032	$8,155,581	$4,946,916	$(10,826,461)	$6,527,068

Current liabilities	$225,583	$31,135	$735,223	$—	$991,941
Long-term debt, less current portion	—	498,515	45,857	—	544,372
Other liabilities	222,275	(311)	14,570	—	236,534
Intercompany liabilities	(142,327)	1,086,565	(944,238)	—	—
Minority interest	—	—	452,308	254,380	706,688
Interdivisional equity	—	—	3,840,046	(3,840,046)	—
Shareholders' equity	3,945,501	6,539,677	701,118	(7,240,795)	3,945,501
Net non current liabilities of discontinued operations	—	—	102,032	—	102,032

Total liabilities and shareholders' equity	$4,251,032	$8,155,581	$4,946,916	$(10,826,461)	$6,527,068

Statement of operations for the year ended December 31, 2001
Revenue	$—	$—	$3,468,860	$—	$3,468,860
Operating expenses	(10,725)	(34,154)	(3,640,404)	—	(3,685,283)
Interest expense, net	(21,757)	4,650	(2,078)	—	(19,185)
Other income (expense), net	(154,317)	299,621	(42,309)	(154,844)	(51,849)
Provision for income taxes	—	—	(2,450)	—	(2,450)
Minority interest	—	—	49,300	53,808	103,108
(Loss) income from continuing operations	(186,799)	270,117	(169,081)	(101,036)	(186,799)
Gain on disposal of Broadcasting Stations, net of tax	517,847	—	—	—	517,847
Discontinued operations, net of tax	61,747	67,752	61,747	(129,499)	61,747
Cumulative effect of accounting change from discontinued operations, net of tax	(9,187)	6,470	(9,187)	2,717	(9,187)

Net Earnings (loss)	$383,608	$344,339	$(116,521)	$(227,818)	$383,608

Cash flows for the year ended December 31, 2001
Cash flows provided by (used in) operations	$(36,116)	$(25,770)	$360,221	$—	$298,335
Cash flows provided by (used in) in investing activities	31,993	(564,675)	6,633	—	(526,049)
Cash flows provided by (used in) financing activities	4,123	745,346	(693,213)	—	56,256
Net Cash used by discontinued operations	—	—	348,174	—	348,174
Effect of exchange rate	—	(417)	(3,246)	—	(3,663)
Cash at the beginning of the period	—	52,979	166,144	—	219,123

Cash at the end of the period	$—	$207,463	$184,713	$—	$392,176

        As of and for the Year Ended December 31, 2000

	USA	USANi LLC	Non- Guarantor Subsidiaries	Eliminations	USA Consolidated
	(In Thousands)
Statement of operations for the year ended December 31, 2000
Revenue	$—	$—	$2,964,612	$—	$2,964,612
Operating expenses	(15,184)	(37,369)	(3,261,805)	—	(3,314,358)
Interest expenses, net	(26,195)	22,208	(3,379)	—	(7,366)
Other income, expense	(131,019)	247,699	(108,677)	41,014	49,017
Provision for income taxes	—	—	(43,850)	—	(43,850)
Minority interest	—	—	104,584	74,963	179,547

Earnings (loss) from continuing operations	(172,398)	232,538	(348,515)	115,977	(172,398)
Discontinued operations, net of tax	24,415	97,339	24,415	(121,754)	24,415

Net earnings (loss)	$(147,983)	$329,877	$(324,100)	$(5,777)	$(147,983)

Cash flows for the year ended December 31, 2000
Cash flows provided by (used in) operations	$(34,654)	$(12,013)	$133,988	$—	$87,321
Cash flows provided by (used in) investing activities	18,711	35,046	(362,973)	—	(309,216)
Cash flows provided by (used in) financing activities	15,943	(125,442)	167,662	—	58,163
Net Cash used by discontinued operations	—	—	86,266	—	86,266
Effect of exchange rate	—	—	(2,687)	—	(2,687)
Cash at the beginning of the period	—	155,388	143,888	—	299,276

Cash at the end of the period	$—	$52,979	$166,144	$—	$219,123

NOTE 23—RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles operating profit (loss) to Adjusted EBITDA for the Company's industry segments (in millions):

	2002
	Operating profit (loss)	Depreciation	Amortization of cable distribution fees	Amortization of non-cash items	HSN disengagement costs	Restructuring charges not impacting EBITA	Adjusted EBITA
HSN-US	$102	$53	$53	$32	$32	$—	$272
Ticketing	108	29	—	11	—	—	148
Match.com	23	8	—	5	—	—	36
Hotels.com	105	3	—	23	—	—	131
Expedia	88	14	—	61	—	—	163
Interval	(5)	2	—	7	—	—	4
Precision Response	(38)	38	—	22	—	6	28
Corp & other	(47)	9	—	(8)	—	—	(46)
Citysearch and related	(106)	8	—	54	—	—	(44)
International TV shopping & other	(82)	10	1	8	—	32	(31)
USA Electronic Commerce Solutions LLC/Styleclick	(61)	3	—	6	—	1	(51)

TOTAL	$87	$177	$54	$221	$32	$39	$610

	2001
	Operating profit (loss)	Depreciation	Amortization of cable distribution fees	Amortization of non-cash items	HSN disengagement costs	Restructuring charges not impacting EBITA	Adjusted EBITA
HSN-US	$106	$49	$42	$31	$4	$—	$232
Ticketing	24	23	—	59	—	—	106
Match.com	(9)	2	—	24	—	—	17
Hotels.com	16	1	—	64	—	—	81
Precision Response	(41)	31	—	36	—	—	26
Corp & other	(38)	5	—	(2)	—	—	(35)
Citysearch and related	(164)	7	—	113	—	—	(44)
International TV shopping & other	(37)	4	2	4	—	—	(27)
USA Electronic Commerce Solutions LLC/Styleclick	(73)	9	—	—	—	6	(58)

TOTAL	$(216)	$131	$44	$329	$4	$6	$298

	2000
	Operating profit (loss)	Depreciation	Amortization of cable distribution fees	Amortization of non-cash items	HSN disengagement costs	Restructuring charges not impacting EBITA	Adjusted EBITA
HSN-US	$130	$37	$36	$34	$—	$—	$237
Ticketing	25	21	—	53	—	—	99
Match.com	(12)	1	—	17	—	—	6
Hotels.com	9	1	—	43	—	—	53
Expedia	—	—	—	—	—	—	0
Interval	—	—	—	—	—	—	—
Precision Response	(7)	18	—	24	—	—	35
Corp & other	(53)	2	—	13	—	—	(38)
Citysearch and related	(207)	7	—	134	—	—	(66)
International TV shopping & other	5	6	—	—	—	—	11
USA Electronic Commerce Solutions LLC/Styleclick	(240)	13	—	167	—	—	(60)

TOTAL	$(350)	$106	$36	$485	$—	$—	$277

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

Exhibit Number	Description	Location
2.1	Agreement and Plan of Exchange and Merger, dated as of August 25, 1996, by and among Silver King Communications, Inc., HouseAcquisition Corp., Home Shopping Network, Inc. and Liberty HSN, Inc.	Appendix B to USA's Definitive Proxy Statement, dated November 20, 1996.
2.2	Agreement and Plan of Merger by and among Silver King Communications, Inc., Thames Acquisition Corporation and Savoy Pictures Entertainment, Inc., as amended and restated as of August 13,1996.	Appendix A to USA's Definitive Proxy Statement, dated November 20, 1996.
2.3	Agreement and Plan of Merger, dated as of October 9, 2002, among USA Interactive, T Merger Corp. and Ticketmaster.	Exhibit 2.1 to USA's Current Report on Form 8-K, filed October 10, 2002.
2.4
	Investment Agreement, dated as of October 19, 1997, among Universal Studios, Inc., HSN, Inc., Home Shopping Network, Inc. and Liberty Media Corporation, as amended and restated as of December 18, 1997.	Appendix A to USA's Definitive Proxy Statement, dated January 12, 1998.
2.5
	Amended and Restated Agreement and Plan of Reorganization, dated as of August 12, 1998, among Citysearch, Inc., Tiberius, Inc., USA Networks, Inc., Ticketmaster Group, Inc., Ticketmaster Corporation and Ticketmaster Multimedia Holdings, Inc.	Exhibit 10 to USA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
2.6	Agreement and Plan of Merger, dated as of March 20, 1998, by and among USA, Brick Acquisition Corp. and Ticketmaster Group, Inc.	Exhibit 10.61 to USA's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
2.7	Agreement and Plan of Merger, dated as of January 12, 2000, by and among Precision Response Corporation, USA and P Acquisition Corp.	Exhibit 1 to USA's Schedule 13D filed on January 19, 2000.
2.8
	Amended and Restated Agreement and Plan of Recapitalization and Merger, dated as of July 15, 2001, by and among USA Networks, Inc., Expedia, Inc., Taipei, Inc., Microsoft Corporation and Microsoft E-Holdings, Inc.	Annex A to USA's Registration Statement on Form S-4 (No. 333-68120).

2.9	Amended and Restated Transaction Agreement, dated as of December 16, 2001, among Vivendi Universal, S.A., Universal Studios, Inc., USA Networks, Inc., USANi LLC and Liberty Media Corporation.	Exhibit 2.1 to USA's Current Report on Form 8-K, filed May 17, 2002.
2.10	Agreement and Plan of Merger, dated as of March 18, 2003, by and among USA Interactive, Equinox Merger Corp. and Expedia, Inc.	Exhibit 2.1 to USA's Current Report on Form 8-K, filed March 19, 2003.
3.1	Restated Certificate of Incorporation of USA.	Exhibit 3.1 to USA's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
3.2	Amendment to Restated Certificate of Incorporation of USA.	Exhibit A the USA's Definitive Information Statement, filed on November 19, 2001.
3.3	Certificate of Ownership and Merger Merging Taiwan Travel, Inc. into USA Networks, Inc.	Exhibit 3.3 to USA's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.
3.4	Amended and Restated ByLaws of USA.	Exhibit 99.1 to USA's Current Report on Form 8-K, filed on September 20, 2002.
4.1	Indenture, dated as of November 23, 1998, among USA, USANi LLC, the Guarantors party thereto, and The Chase Manhattan Bank, as Trustee.	Exhibit 4.1 to USA's Registration Statement on Form S-4 (No. 333-71305).
4.2	Form of 6 3/4% Senior Notes due 2005.	Exhibit B to Exhibit 4.1 to USA's Registration Statement on Form S-4 (No. 333-71305).
4.3	Certificate of Designations of Series A Cumulative Convertible Preferred Stock of USA.	Exhibit 4.3 to USA's Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.6	Equity Warrant Agreement, dated as of February 4, 2002, between USA and The Bank of New York, as equity warrant agent.	Exhibit 4.8 to USA's Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.7	Equity Warrant Agreement, dated as of May 7, 2002, between USA and The Bank of New York, as equity warrant agent.	Exhibit 4.1 to USA's Current Report on Form 8-K, filed May 17, 2002.
10.1*	Equity and Bonus Compensation Agreement, dated as of August 24, 1995, between Barry Diller and the Registrant.	Exhibit 10.26 to USA's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2*	1986 Stock Option Plan for Employees, dated as of August 1, 1986.	Exhibit 10.33 to Home Shopping's Registration Statement on Form S-1 (No. 33-8560).

10.3*	First, Second, Third and Fourth Amendments to the 1986 Stock Option Plan for Employees.	Exhibit 10.31 to Home Shopping's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.4*	Home Shopping Network, Inc. 1996 Stock Option Plan for Employees.	Exhibit A to the Home Shopping Definitive Proxy Statement, dated March 28, 1996.
10.5*	Silver King Communications, Inc. 1995 Stock Incentive Plan.	Appendix G to USA's Definitive Proxy Statement, dated November 20, 1996.
10.6*	Silver King Communications, Inc. Directors' Stock Option Plan.	Appendix H to USA's Definitive Proxy Statement, dated November 20, 1996.
10.7*	HSN, Inc. 1997 Stock and Annual Incentive Plan.	Exhibit F to USA's Definitive Proxy Statement, dated January 12, 1998.
10.8*	USA Networks, Inc. 2000 Stock and Annual Incentive Plan.	Exhibit 10.1 to USA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.9*	USA Networks, Inc. Deferred Compensation Plan For Non-Employee Directors.	Exhibit 10.2 to USA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.10*	Ticketmaster 1996 Stock Plan, as amended and restated.	Previously Filed.
10.11*	Ticketmaster 1999 Stock Plan, as amended.	Previously Filed.
10.12*	Ticketmaster Online-Citysearch, Inc. 1998 Stock Plan.	Previously Filed.
10.13*	Citysearch, Inc. 1996 Stock Option Plan.	Previously Filed.
10.14*	Ticketweb Inc. 2000 Stock Plan	Previously Filed.
10.15	Shareholders Agreement, dated December 12, 1996, relating to Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co. Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.35 to USA's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.16	Services and Trademark License Agreement, dated as of December 12, 1996, between Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.36 to USA's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.17	Warrant Agreement, dated as of April 20, 1994, between Savoy and GKH Partners, L.P.	Exhibit 10.2 to Savoy's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
10.18	Form of Spinoff Agreement between Liberty Media Corporation and Universal Studios, Inc. dated as of October 19, 1997.	Appendix D to USA's Definitive Proxy Statement, dated January 12, 1998.

10.19	Amended and Restated Governance Agreement, among USA, Vivendi Universal, S.A., Universal Studios, Inc., Liberty Media Corporation and Barry Diller, dated as of December 16, 2001.	Appendix C to USA's Definitive Proxy Statement, dated March 25, 2002.
10.20	Amended and Restated Stockholders Agreement among Universal Studios, Inc., Liberty Media Corporation, Barry Diller and Vivendi Universal, S.A., dated as of December 16, 2001.	Appendix D to USA's Definitive Proxy Statement, dated March 25, 2002.
10.21*	Employment Agreement between Dara Khosrowshahi and USA, dated September 21, 2000.	Exhibit 10.1 to USA's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.22*	Employment Agreement between Julius Genachowski and USA, dated August 9, 2000.	Exhibit 10.43 to USA's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.23*	Extension of and Amendment to Employment Agreement between Julius Genachowski and USA, dated as of September 30, 2002.	Exhibit 10.1 to USA's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.
10.24*	Employment Agreement between Daniel Marriott and USA, dated as of March 1, 2002.	Exhibit 10.1 to USA's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.
10.25*	Employment Agreement between Anne Busquet and USA, dated as of January 13, 2003.	Previously Filed.
10.26*	Employment Agreement between John Pleasants and USA, dated as of January 17, 2003.	Previously Filed.
10.27*	Employment Agreement between Thomas McInerney and USA, dated as of January 17, 2003.	Previously Filed.
10.28
	Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Corp. II, USA Networks, Inc., USANi Sub LLC, New-U Studios Holdings, Inc. and Barry Diller.	Exhibit 99.1 to USA's Current Report on Form 8-K, filed May 17, 2002.

10.29
	Amendment No.1, dated November 25, 2002, to the Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Corp. USA Networks, Inc., USANi Sub LLC and New-U Studios Holdings, II, Inc.	Previously Filed.
21.1	Subsidiaries of USA.	Previously Filed.
23.1†	Consent of Ernst & Young LLP.
23.2†	Consent of KPMG.
23.3†	Consent of Ernst & Young LLP.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act.	Previously Filed.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act.	Previously Filed.
99.3†	Consolidated Financial Statements of TVSN Asia Pacific (Holdings) Limited and Subsidiaries for the year ended December 31, 2002.

99.4†	Consolidated Financial Statements and Report of Independent Auditors of H.O.T Networks GmbH and Subsidiaries for the years ended December 31, 2002, 2001 and 2000.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

February 10, 2004
InterActiveCorp (formerly USA Interactive)
	By:	/s/ WILLIAM J. SEVERNACE William J. Severance Vice President and Controller (Chief Accounting Officer)

Schedule II

USA INTERACTIVE AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts		Deductions		Balance at End of Period
2002 Allowance for doubtful accounts	$16,252	$27,371	$9,677	(2)	$(24,014	)(1)	$29,286
Inventory reserves	42,461	(4,155)	303	(3)	(2,985	)(4)	35,624
Sales return accrual	19,878	(2,153)					17,725
Deferred tax valuation allowance	98,265	79,713	99,307	(5)	(33,554	)(6)	243,731
Other reserves	1,446						9,162
2001 Allowance for doubtful accounts	$11,734	$18,963	$640	(2)	$(15,085	)(1)	$16,252
Inventory reserves	38,778	5,259	—		(1,576	)(4)	42,461
Sales return accrual	18,298	1,580					19,878
Deferred tax valuation allowance	61,387	36,878					98,265
Other reserves	275						1,446
2000 Allowance for doubtful accounts	$4,970	$12,738	$2,957	(2)	$(8,931	)(1)	$11,734
Inventory reserves	31,753	8,406	—		(1,381	)(4)	38,778
Sales return accrual	13,495	4,803					18,298
Deferred tax valuation allowance	51,168	10,219					61,387
Other reserves	—						275

(1)
Write-off fully reserved accounts receivable.

(2)
Amounts relate primarily to the acquisition of Interval, TVTS and Expedia in 2002 and Precision Corporation and merger with Styleclick.com in 2000.

(3)
Acquisition of Interval in September 2002

(4)
Disposition of inventory during the year

(5)
Increase due to Expedia acquisition

(6)
TKTM utilization of valuation allowance

QuickLinks

Documents Incorporated By Reference
EXPLANATORY NOTE
INDEX
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
PART IV
SIGNATURES
USA INTERACTIVE AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS