Form 10-Q/A
period 2003-06-30
INTERACTIVECORP
filed 2004-02-11
CIK 891103

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

EXPLANATORY NOTE

        The Registrant hereby amends and restates in its entirety Item 1, Consolidated Financial Statements, as described. In the second quarter of 2003, certain businesses of InterActiveCorp (formerly USA Interactive) ceased operations. Accordingly, the consolidated financial statements included in the Quarterly Report on Form 10-Q for the three months ended June 30, 2003 presented the results of operations and statement of position of these businesses as discontinued operations. The consolidated financial statements included in this Amendment to the Quarterly Report on Form 10-Q/A have been adjusted for a reclassification of income tax expense and general and administrative expense in the 2002 periods between continuing operations and discontinued operations, resulting in lower basic and diluted loss per share from continuing operations in the 2002 periods. In addition, certain December 31, 2002 balance sheet accounts have been reclassified to conform to the June 30, 2003 presentation.

        Further, this Amendment is being filed to make certain changes pursuant to a recent comment letter received from the Securities and Exchange Commission and includes balance sheet reclassifications as well as additional disclosures in order to provide a more expansive and detailed presentation.

        The changes made reflect (i) the reclassification of general and administrative expense and income tax expense between continuing operations and discontinued operations in the 2002 periods, (ii) balance sheet reclassification of certain assets and liabilities, including classification of auction rate securities with a reset feature within 90 days as marketable securities rather than cash and cash equivalents and (iii) additional footnote disclosure regarding the acquisition of the minority interest of Expedia, Hotels.com and Ticketmaster as well as disclosure of summarized aggregated financial information for the Company's equity investments.

        This Amendment only reflects the changes discussed above. All other information included in the Original Form 10-Q has not been amended by this Form 10-Q/A to reflect any information or events subsequent to the filing of the Original Form 10-Q.

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands)
Product sales	$564,022	$446,672	$1,095,421	$909,114
Service revenue	962,489	660,396	1,817,824	1,156,615

Net revenue	1,526,511	1,107,068	2,913,245	2,065,729
Cost of sales-product sales	318,628	279,484	638,000	581,226
Cost of sales-service revenue	521,028	394,367	988,538	697,709

Gross profit	686,855	433,217	1,286,707	786,794
Selling and marketing	224,627	157,046	415,354	299,040
General and administrative	168,297	91,594	322,969	164,909
Other	34,499	17,488	58,889	36,472
Amortization of cable distribution fees	14,837	13,064	28,789	26,064
Amortization of non-cash distribution and marketing expense	12,726	10,105	23,215	17,069
Amortization of non-cash compensation expense	14,431	3,328	24,642	7,072
Amortization of intangibles	55,558	29,876	107,714	50,977
Depreciation	41,697	40,621	83,859	77,783
Restructuring charges	—	22,934	—	22,934
Goodwill impairment	—	22,247	—	22,247
Merger costs	8,429	—	10,525	—

Operating profit	111,754	24,914	210,751	62,227
Other income (expense):
Interest income	44,526	28,385	84,356	35,150
Interest expense	(22,340)	(9,877)	(46,618)	(21,270)
Equity in gains (losses) of VUE	4,258	—	(239,018)	—
Equity in losses in unconsolidated subsidiaries and other expenses	(171)	(103,731)	(2,050)	(115,862)

Total other income (expense), net	26,273	(85,223)	(203,330)	(101,982)

Earnings (loss) from continuing operations before income taxes and minority interest	138,027	(60,309)	7,421	(39,755)
Income tax benefit (expense)	(51,683)	(21,611)	2,491	(39,446)
Minority interest	(28,415)	(15,289)	(54,142)	(12,070)

Earnings (loss) from continuing operations before cumulative effect of accounting change	57,929	(97,209)	(44,230)	(91,271)
Gain on contribution of USA Entertainment to VUE, net of tax	—	2,378,311	—	2,378,311
Discontinued operations, net of tax	38,265	(7,262)	33,628	12,700

Earnings (loss) before cumulative effect of accounting change	96,194	2,273,840	(10,602)	2,299,740
Cumulative effect of accounting change, net of tax	—	—	—	(461,389)

Earnings (loss) before preferred dividends	96,194	2,273,840	(10,602)	1,838,351
Preferred dividend	(3,264)	(3,264)	(6,528)	(5,231)

Net income (loss) available to common shareholders	$92,930	$2,270,576	$(17,130)	$1,833,120

Income (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.10	$(0.24)	$(0.10)	$(0.24)
Diluted earnings (loss) per share from continuing operations	$0.09	$(0.25)	$(0.11)	$(0.25)
Basic earnings (loss) per share before cumulative effect of accounting change	$0.17	$5.51	$(0.03)	$5.70
Diluted earnings (loss) per share before cumulative effect of accounting change	$0.16	$5.51	$(0.04)	$5.70
Basic earnings (loss) per share	$0.17	$5.51	$(0.03)	$4.55
Diluted earnings (loss) per share	$0.16	$5.51	$(0.04)	$4.55

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,384,645	$1,998,114
Restricted cash equivalents	38,754	40,696
Marketable securities	3,581,175	1,929,058
Accounts and notes receivable, net of allowance of $25,247 and $29,036, respectively	375,825	308,377
Inventories, net	204,299	192,751
Deferred tax assets	120,750	2,007
Other current assets, net	145,556	145,059
Current assets of discontinued operations	—	8,079

Total current assets	5,851,004	4,624,141
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment	596,781	542,998
Buildings and leasehold improvements	147,735	141,063
Furniture and other equipment	150,420	137,388
Land	16,071	15,802
Projects in progress	28,972	20,487

	939,979	857,738
Less accumulated depreciation and amortization	(493,521)	(427,491)

Total property, plant and equipment	446,458	430,247
OTHER ASSETS
Goodwill	7,333,240	5,997,842
Intangible assets, net	1,747,683	1,258,070
Long-term investments	1,392,565	1,582,182
Preferred interest exchangeable for common stock	1,428,530	1,428,530
Cable distribution fees, net	146,573	167,249
Note receivables and advances, net of current portion ($8,694 and $13,365, respectively, from related parties)	13,040	19,090
Deferred charges and other, net	146,882	140,816
Non-current assets of discontinued operations	7,649	10,825

Total other assets	12,216,162	10,604,604

TOTAL ASSETS	$18,513,624	$15,658,992

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
	(In Thousands, except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$1,531	$24,957
Accounts payable, trade	676,449	478,043
Accounts payable, client accounts	194,548	131,348
Cable distribution fees payable	35,311	39,107
Deferred revenue	176,877	128,580
Deferred merchant bookings	331,136	149,348
Income tax payable	97,312	177,019
Other accrued liabilities	460,006	401,510
Current liabilities of discontinued operations	16,838	24,713

Total current liabilities	1,990,008	1,554,625
Long-Term Obligations, net of current maturities	1,191,522	1,211,145
Other Long-Term Liabilities	117,691	77,843
Deferred Income Taxes	2,373,950	2,374,112
Minority Interest	385,892	1,081,274
Common Stock Exchangeable For Preferred Interest	1,428,530	1,428,530
Shareholders' Equity
Preferred stock—$.01 par value; authorized 100,000,000 shares; issued and outstanding 13,118,182	131	131
Common stock—$.01 par value; authorized 1,600,000,000 shares; issued 547,768,873 and 392,334,359 shares respectively, and outstanding 538,810,667 and 385,698,610 shares, respectively, including 506,703 and 441,169 of restricted stock, respectively	5,383	3,852
Class B convertible common stock $.01 par value; authorized 400,000,000 shares; issued and outstanding 64,629,996	646	646
Additional paid-in capital	9,105,133	5,941,141
Retained earnings	2,105,481	2,122,611
Accumulated other comprehensive income	41,061	15,697
Treasury stock—8,958,206 and 6,635,749 shares, respectively	(226,806)	(147,617)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	11,026,031	7,931,463

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,513,624	$15,658,992

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

INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June,
	2003	2002
	(In Thousands)
Cash flows from operating activities:
Loss from continuing operations before cumulative effect of accounting change	$(44,230)	$(91,271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	191,573	128,760
Goodwill impairment	—	22,247
Amortization of non-cash distribution and marketing expense	23,215	17,069
Amortization of non-cash compensation expense	24,642	7,072
Amortization of cable distribution fees	28,789	26,064
Amortization of deferred financing costs	1,076	343
Deferred income taxes	(34,524)	19,634
Loss on retirement of bonds	2,502	1,970
Gain on sale of investment	(3,106)	—
Equity in losses of unconsolidated affiliates	237,770	114,853
Non-cash interest income	(17,699)	(5,732)
Minority interest	54,142	12,070
Increase in cable distribution fees	(14,983)	(31,727)
Changes in current assets and liabilities:
Accounts receivable	(24,639)	72,308
Inventories	7,517	3,569
Accounts payable	115,521	(15,705)
Accrued liabilities	111,989	11,619
Deferred revenue and deferred merchant bookings	278,521	110,543
Cash collected on behalf of clients, net	23,666	29,731
Other, net	(23,002)	4,751

Net Cash Provided By Operating Activities	938,740	438,168
Cash flows from investing activities:
Acquisitions and deal costs, net of cash acquired	(394,150)	94,325
Capital expenditures	(86,978)	(73,024)
Recoupment of advance to Universal	—	39,422
Increase in long-term investments and notes receivable	(15,710)	26,521
Purchase of marketable securities, net of redemptions	(1,652,692)	(1,040,374)
Proceeds from VUE transaction	—	1,618,710
Proceeds from sale of broadcast stations	—	589,625
Other, net	4,456	(20,742)

Net Cash Provided By (Used in) Investing Activities	(2,145,074)	1,234,463
Cash flows from financing activities:
Borrowings	—	15,639
Principal payments on long-term obligations	(26,627)	(12,104)
Purchase of treasury stock by IAC and subsidiaries	(177,665)	(5,275)
Payment of mandatory tax distribution to LLC partners	—	(154,083)
Repurchase of bonds	(35,809)	(39,451)
Purchase of Vivendi warrants	(407,398)	—
Proceeds from sale of subsidiary stock, including stock options	44,697	51,946
Proceeds from issuance of common stock and LLC shares	1,270,409	125,685
Dividend	(6,528)	(3,658)
Other, net	(635)	(49)

Net Cash Provided By (Used In) Financing Activities	660,444	(21,350)
Net Cash Used In Discontinued Operations	(80,227)	(165,269)
Effect of exchange rate changes on cash and cash equivalents	12,648	7,880

Net Increase In Cash and Cash Equivalents	(613,469)	1,493,892
Cash and Cash Equivalents at Beginning of Period	1,998,114	392,176

Cash And Cash Equivalents at End of Period	$1,384,645	$1,886,068

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

Discontinued Operations

        In the second quarter of 2003, certain of the Company's businesses, consisting of USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. Accordingly, the results of operations and statement of position of these businesses are presented as discontinued operations. In addition, through May 7, 2002, the Company's results included the USA Entertainment Group, consisting of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. The USA Entertainment Group was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002 (the "VUE Transaction"). As a result, the results of operations and statement of position of USA Entertainment are presented as a discontinued operation. The net gain on contribution of the USA Entertainment Group to VUE for the three and six months ended June 30, 2002 was $2.4 billion. The net income (loss) related to these discontinued businesses for the three months ended June 30, 2003 and 2002 was $38.3 million and ($7.3 million), respectively, net of tax, and the net income (loss) related to these discontinued businesses for the six months ended June 30, 2003 and 2002 was $33.6 million and $12.7 million, respectively, net of tax. The 2003 results were due primarily to a tax benefit realized for the discontinued operations in the second quarter of 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands, except per share data)
Net revenue	$1,526,511	$1,107,068	$2,913,245	$2,101,216
Earnings (loss) from continuing operations before cumulative effect of accounting change and preferred dividend	$37,806	$(141,127)	$(91,301)	$(185,009)
Basic and diluted loss from continuing operations before cumulative effect of accounting change and preferred dividend per common share	$0.05	$(0.23)	$(0.14)	$(0.30)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands)
Operating income	$111,754	$24,914	$210,751	$62,227
Non-cash distribution and marketing	12,726	10,105	23,215	17,069
Non-cash compensation expense	14,431	3,328	24,642	7,072
Amortization of intangibles	55,558	29,876	107,714	50,977
Merger costs(a)	8,429	—	10,525	—
Goodwill impairment	—	22,247	—	22,247
Impact of pro forma adjustments(b)	—	—	—	7,713

Operating Income before Amortization	$202,898	$90,470	$376,847	$167,305

Revenue:
Travel Services	$653,437	$379,100	$1,198,542	$625,331
Electronic Retailing
HSN-US	404,376	375,325	819,349	770,769
HSN-International	122,767	70,948	238,010	135,820

Total Electronic Retailing	527,143	446,273	1,057,359	906,589
Ticketing	187,496	175,420	382,582	328,811
Personals	48,182	29,657	89,077	55,073
Local Services	45,201	7,594	53,587	14,894
PRC	69,477	71,787	140,256	140,971
Intersegment elimination	(4,425)	(2,763)	(8,158)	(5,940)

Total	$1,526,511	$1,107,068	$2,913,245	$2,065,729

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands)
Operating income (loss):
Travel Services	$88,686	$44,227	$158,610	$75,869
Electronic Retailing
HSN U.S.	32,568	35,672	55,512	68,051
HSN International	6,452	(23,827)	21,078	(29,345)

Total Electronic Retailing	39,020	11,845	76,590	38,706
Ticketing	28,240	31,731	62,551	53,269
Personals	7,638	6,698	8,245	9,603
Local Services	(19,247)	(19,512)	(38,643)	(42,028)
PRC	1,672	(29,271)	3,572	(31,316)
Interactive Development	(2,245)	(1,228)	(4,374)	(1,551)
Disengagement	(4,914)	(6,228)	(9,377)	(17,766)
Corporate	(26,625)	(12,819)	(45,668)	(25,153)
Intersegment elimination(c)	(471)	(529)	(755)	2,594

Total	$111,754	$24,914	$210,751	$62,227

Operating Income before Amortization (pro forma):
Travel Services	$132,453	$69,153	$236,175	$124,828
Electronic Retailing
HSN U.S.	44,731	35,816	79,837	68,340
HSN International	6,776	(23,827)	21,768	(29,345)

Total Electronic Retailing	51,507	11,989	101,605	38,995
Ticketing	36,133	34,653	77,569	58,700
Personals	10,209	7,709	12,902	13,335
Local Services	(4,311)	(7,429)	(11,100)	(17,861)
PRC	1,672	(7,024)	3,572	(9,069)
Interactive Development	(1,173)	(514)	(2,231)	(837)
Disengagement	(4,914)	(6,228)	(9,377)	(17,766)
Corporate	(18,207)	(11,310)	(31,513)	(21,555)
Intersegment elimination	(471)	(529)	(755)	(1,465)

Total	$202,898	$90,470	$376,847	$167,305

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

NOTE 8 EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

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

        Summarized aggregated financial information for the Company's remaining equity investments, including Jupiter Shop Channel, TVSN (China), TM Mexico, TM Australia, GL Expedia (France), as of and for the six months ended June 30, 2003 is summarized below:

As of and for the six months ended June 30, 2003
(In Thousands)
Current assets	$94,595
Non-current assets	46,265
Current liabilities	56,583
Non-current liabilities	40,118
Net sales	174,829
Gross profit	69,934
Net income	2,534

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

NOTE 10 EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted GAAP earnings per share from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands Except Per Share Data)
Earnings (loss) from continuing operations:
Numerator:
Earnings (loss) from continuing operations	$57,929	$(97,209)	$(44,230)	$(91,271)
Preferred stock dividends	(3,264)	(3,264)	(6,528)	(5,231)

Net earnings (loss) available to common shareholders	54,665	(100,473)	(50,758)	(96,502)
Effect of dilutive securities	(3,146)	(1,960)	(5,147)	(3,055)

Net income (loss) available to common shareholders after assumed conversions	$51,519	$(102,433)	$(55,905)	$(99,557)

Denominator:
Basic shares outstanding	535,263	412,415	516,330	402,545
Other dilutive securities including stock options, warrants and restricted stock and share units	32,206	—	—	—

Diluted shares outstanding	567,469	412,415	516,330	402,545

Income (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.10	$(0.24)	$(0.10)	$(0.24)

Diluted earnings (loss) per share from continuing operations	$0.09	$(0.25)	$(0.11)	$(0.25)

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

        As of and for the three months ended June 30, 2003

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In Thousands)
Balance Sheet as of June 30, 2003:
Current assets	$109,231	$3,208,864	$2,532,909	$0	$5,851,004
Property and equipment, net	0	5,451	441,007	0	446,458
Goodwill and other intangible assets, net	0	0	9,080,923	0	9,080,923
Investment in subsidiaries	11,374,527	4,318,070	(3)	(15,692,594)	—
Other assets	165,225	2,651,425	310,940	0	3,127,590
Net non-current assets of discontinued operations	0	0	7,649	0	7,649

Total assets	$11,648,983	$10,183,810	$12,373,425	$(15,692,594)	$18,513,624

Current liabilities of continuing operations	77,708	63,009	1,832,943	(489)	1,973,171
Long-term debt, less current portion	0	1,181,373	10,149	0	1,191,522
Other liabilities	1,986,018	0	505,622	0	2,491,640
Intercompany liabilities	(2,747,223)	1,477,707	1,269,516	0	0
Minority interest	(122,081)	0	210,613	297,360	385,892
Common stock exchangeable for preferred interest	1,428,530	0	0	0	1,428,530
Interdivisional equity	0	0	9,273,626	(9,273,626)	0
Shareholders' equity	11,026,031	7,461,721	(745,882)	(6,715,839)	11,026,031
Net current liabilities of discontinued operations	0	0	16,838	0	16,838

Total liabilities and shareholders' equity	$11,648,983	$10,183,810	$12,373,425	$(15,692,594)	$18,513,624

Statement of operations for the three months ended June 30, 2003:
Revenue	$0	$0	$1,526,511	$0	$1,526,511
Operating expenses	0	(26,271)	(1,388,486)	0	(1,414,757)
Interest expenses, net	(3,806)	14,508	11,484	0	22,186
Other income, expense	61,735	24,875	(560)	(81,963)	4,087
Provision for income taxes	0	0	(51,683)	0	(51,683)
Minority interest	0	0	(6,287)	(22,128)	(28,415)

Net income (loss) from continuing operations	57,929	13,112	90,979	(104,091)	57,929
Discontinued operations, net of tax	38,265	0	38,265	(38,265)	38,265

Net income (loss)	96,194	13,112	129,244	(142,356)	96,194
Preferred dividend	(3,264)	0	0	0	(3,264)

Net income (loss) available to common	$92,930	$13,112	$129,244	$(142,356)	$92,930

        As of and for the six months ended June 30, 2003:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In Thousands)
Statement of operations for the six months ended June 30, 2003:
Revenue	$0	$0	$2,913,245	$0	$2,913,245
Operating expenses	(2,837)	(41,762)	(2,657,895)	0	(2,702,494)
Interest expenses, net	(7,535)	23,348	21,925	0	37,738
Other income, expense	(33,858)	(167,903)	(15,706)	(23,601)	(241,068)
Provision for income taxes	0	0	2,491	0	2,491
Minority interest	0	0	(13,534)	(40,608)	(54,142)

Net income (loss) from continuing operations	(44,230)	(186,317)	250,526	(64,209)	(44,230)
Discontinued operations, net of tax	33,628	0	33,628	(33,628)	33,628

Net income (loss)	(10,602)	(186,317)	284,154	(97,837)	(10,602)
Preferred dividend	(6,528)	0	0	0	(6,528)

Net income (loss) available to common	$(17,130)	$(186,317)	$284,154	$(97,837)	$(17,130)

Cash flow for the six months ended June 30, 2003:
Cash flow provided by (used in) operations	$(21,874)	$572	$960,042	$0	$938,740
Cash flow providedby (used in) investing activities	(30,616)	(1,901,756)	(212,702)	0	(2,145,074)
Cash flow provided by (used in) financing activities	124,951	913,207	(377,714)	0	660,444
Net Cash provided by (used in) Discontinued Operations	(72,461)	0	(7,766)	0	(80,227)
Effect of exchange rate changes on cash and cash equivalents	0	0	12,648	0	12,648
Cash at beginning of period	0	1,733,817	264,297	0	1,998,114

Cash at end of period	$0	$745,840	$638,805	$0	$1,384,645

        As of and for the three months ended June 30, 2002

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In Thousands)
Statement of operations for the three months ended June 30, 2002:
Revenue	$0	$0	$1,107,068	$0	$1,107,068
Operating expenses	(2,861)	(8,608)	(1,070,685)	0	(1,082,154)
Interest expenses, net	(3,695)	10,361	11,842	0	18,508
Other income, expense	(90,653)	(128,555)	(103,731)	219,208	(103,731)
Provision for income taxes	0	0	(21,611)	0	(21,611)
Minority interest	0	2,611	215	(18,115)	(15,289)

Net income (loss) from continuing operations	(97,209)	(124,191)	(76,902)	201,093	(97,209)
Discontinued operations, net of tax	(7,262)	0	(7,262)	7,262	(7,262)
Gain on contribution of USA Entertainment to VUE	2,378,311	0	0	0	2,378,311

Net income (loss)	2,273,840	(124,191)	(84,164)	208,355	2,273,840
Preferred dividend	(3,264)	0	0	0	(3,264)

Net income (loss) available to common	$2,270,576	$(124,191)	$(84,164)	$208,355	$2,270,576

        As of and for the six months ended June 30, 2002

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
Statement of operations for the six months ended June 30, 2002
Revenue	$0	$0	$2,065,729	$0	$2,065,729
Operating expenses	(5,319)	(13,870)	(1,984,313)	0	(2,003,502)
Interest expenses, net	(7,249)	1,792	19,337	0	13,880
Other income, expense	(78,703)	(131,946)	(114,140)	208,927	(115,862)
Provision for income taxes	0	0	(39,446)	0	(39,446)
Minority interest	0	11,955	135	(24,160)	(12,070)

Net income (loss) from continuing operations	(91,271)	(132,069)	(52,698)	184,767	(91,271)
Discontinued operations, net of tax	12,700	0	12,700	(12,700)	12,700
Gain on contribution of USA Entertainment to VUE	2,378,311	0	0	0	2,378,311
Cumulative effect of accounting change	(461,389)	0	(461,389)	461,389	(461,389)

Net income (loss)	1,838,351	(132,069)	(501,387)	633,456	1,838,351
Preferred dividend	(5,231)	0	0	0	(5,231)

Net income (loss) available to common	$1,833,120	$(132,069)	$(501,387)	$633,456	$1,833,120

Cash flow for the six months ended June 30, 2002
Cash flow provided by (used in) operations	$(176,538)	$(607,803)	$1,222,509	$0	$438,168
Cash flow providedby (used in) investing activities	2,406	863,396	321,661	47,000	1,234,463
Cash flow provided by (used in) financing activities	174,132	311,036	(459,518)	(47,000)	(21,350)
Net Cash provided by (used in) Discontinued Operations	0	0	(165,269)	0	(165,269)
Effect of exchange rate changes on cash and cash equivalents	0	0	7,880	0	7,880
Cash at beginning of period	0	207,463	184,713	0	392,176

Cash at end of period	$0	$774,092	$1,111,976	$0	$1,886,068

PART II

OTHER INFORMATION

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
3.1	Restated Certificate of Incorporation of USA.	Exhibit 3.1 to IAC's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
3.2	Amendment to Restated Certificate of Incorporation of USA.	Exhibit A the IAC's Definitive Information Statement, filed on November 19, 2001.
3.3	Certificate of Ownership and Merger merging Taiwan Travel, Inc. into USA Networks, Inc.	Exhibit 3.3 to IAC's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.
3.4	Certificate of Ownership and Merger merging WLS Holdings, Inc. into USA Interactive and Amendment thereto.	Exhibit 4.4 to Post-Effective Amendment No. 1 on Form S-8 to IAC's Registration Statement on Form S-4 (SEC File No. 333-105014), filed on July 2, 2003.
3.5	Amended and Restated ByLaws of IAC.	Exhibit 99.1 to IAC's Current Report on Form 8-K, filed on September 20, 2002.
10.1	Employment Agreement between Shana Fisher and IAC, dated June 30, 2003.	Previously Filed.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Previously Filed.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Previously Filed.
31.3†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.4†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Previously Filed.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Previously Filed.
32.3†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.4†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1	Consent of Stockholders of IAC in Lieu of Stockholders' Meeting dated March 18, 2003.	Exhibit 99.1 to the Expedia S-4.

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

February 10, 2004	INTERACTIVECORP
	By:	/s/ WILLIAM J. SEVERANCE William J. Severance Vice President and Controller (Chief Accounting Officer)

QuickLinks

EXPLANATORY NOTE
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
PART II OTHER INFORMATION
SIGNATURES