Form 10-K
period 2003-12-31
INTERACTIVECORP
filed 2004-03-16
CIK 891103

Use these links to rapidly review the document
TABLE OF CONTENTS

As filed with the Securities and Exchange Commission on March 15, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003

INTERACTIVECORP
(Exact name of registrant as specified in its charter)

Commission File No. 0-20570

Delaware (State or other jurisdiction of incorporation or organization)	59-2712887 (IRS Employer Identification No.)
152 West 57th Street, New York, New York (Address of Registrant's principal executive offices)	10019 (Zip Code)
(212) 314-7300 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
 Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
Warrants to Acquire One Share of Common Stock
Warrants to Acquire 1.93875 Shares of Common Stock

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of February 4, 2004, the following shares of the Registrant's Common Stock were outstanding:

Common Stock, including 424,223 shares of restricted stock	632,264,244
Class B Common Stock	64,629,996

Total	696,894,240

        The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of February 4, 2004 was $15,401,858,012. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

Documents Incorporated By Reference:

        Portions of the Registrant's proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I

Item 1. Business

OVERVIEW

        InterActiveCorp is a leading, multi-brand interactive commerce company committed to harnessing the power of interactivity to make people's lives easier, everywhere and everyday. IAC operates a diversified portfolio of specialized and global brands in the travel, home shopping, ticketing, personals, local services, financial services and real estate, and teleservices industries. IAC enables billions of dollars of consumer-direct transactions for products and services via the Internet, television and telephone. InterActiveCorp is referred to herein as either IAC or the Company.

IAC consists of the following segments:

  •
  IAC Travel, which includes Expedia, Hotels.com, Hotwire and Interval International;

  •
  Electronic Retailing, which includes HSN U.S. and HSN International;

  •
  Ticketing, which includes Ticketmaster;

  •
  Personals, which includes Match.com and uDate;

  •
  IAC Local Services, which includes Citysearch, Evite and Entertainment Publications, Inc.;

  •
  Financial Services and Real Estate, which includes LendingTree; and

  •
  Teleservices, which includes Precision Response Corporation.

        For information regarding the results of operations of these segments, as well as their respective contributions to IAC's consolidated results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the accompanying Notes.

        IAC's operating businesses largely act as intermediaries between suppliers and consumers. We aggregate supply from a variety of sources and we capture consumer demand across a variety of channels. We strive to give our customers an outstanding shopping experience by offering a broad and unique selection of products and services at competitive prices, through convenient and informative websites built with state of the art technology, and by maintaining our commitment to quality customer service. We strive to deliver value to our supply partners by providing a cost-efficient means to reach a large number of consumers through multiple distribution channels, acquire new customers, target a variety of diverse market segments and help maximize inventory yields.

        Since its inception, the Company has transformed itself from a hybrid media/electronic retailing company to an interactive commerce company. The Company was incorporated in July 1986 in Delaware under the name Silver King Broadcasting Company, Inc., or Silver King, as a subsidiary of Home Shopping Network, Inc. On December 28, 1992, Home Shopping Network, Inc. distributed the capital stock of Silver King to its stockholders. In December 1996, the Company completed mergers with Savoy Pictures Entertainment, Inc., or Savoy, and Home Shopping Network, Inc., with Savoy and Home Shopping Network becoming subsidiaries of Silver King. In connection with these mergers, the Company changed its name from Silver King Broadcasting Company, Inc. to HSN, Inc.

        Believing that opportunities existed in scaleable, transaction-related businesses, the Company acquired a controlling interest in Ticketmaster in 1997 (and the remaining interest in 1998). In 1998, upon the purchase of USA Networks and Studios USA from Universal Studios, Inc., or Universal, the Company became USA Networks, Inc. As Ticketmaster migrated its business online at a rapid pace, the Company began to look for other similar opportunities, specifically, phone-based, information-intensive businesses that sell products and services while carrying little inventory risk. From 1999 through 2001, the Company invested in Hotel Reservations Network (later renamed Hotels.com), Match.com and other smaller e-commerce companies. In 2001, the Company sold USA Broadcasting to Univision Communications, Inc.

        Recognizing the potential in the online travel space, in February 2002, the Company acquired a controlling stake in Expedia. This transaction gave the Company significant scale in interactivity. In May 2002, after contributing its entertainment assets to a joint venture controlled by Vivendi Universal, S.A., or Vivendi, the Company was renamed USA Interactive.

        In 2003, the Company acquired the minority interests in its formerly public subsidiaries, Expedia, Hotels.com, and Ticketmaster, and acquired a number of other companies, including LendingTree and Hotwire. The buy-ins greatly simplified the Company's corporate structure and completed its transformation to an interactive commerce company. The Company was renamed InterActiveCorp in June 2003.

SELECTED TRANSACTIONS

        For a more detailed discussion concerning certain of the transactions described below, see Notes 3 and 4 to the Notes to the Consolidated Financial Statements.

IAC Travel

  Expedia

    •
    On February 4, 2002, the Company acquired a controlling interest in Expedia.

    •
    On August 8, 2003, IAC completed its acquisition of all of the outstanding capital stock of Expedia that it did not already own.

  Hotels.com

    •
    On May 10, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of two entities that operated Hotel Reservations Network, since renamed Hotels.com.

    •
    On March 1, 2000, Hotels.com completed an initial public offering.

    •
    On June 23, 2003, IAC completed its acquisition of all of the outstanding capital stock of Hotels.com that it did not already own.

  Hotwire

    •
    On November 5, 2003, IAC completed its acquisition of Hotwire.

  Interval International®

    •
    On September 24, 2002, the Company completed its acquisition of Interval International®.

Ticketing

  •
  On July 17, 1997, the Company acquired a controlling interest in Ticketmaster Group, Inc., or the Ticketmaster Group. On June 24, 1998, the Company acquired all of the outstanding capital stock of the Ticketmaster Group that it did not already own.

  •
  On September 28, 1998, Citysearch, Inc. merged with Ticketmaster Online (now known as ticketmaster.com), then a wholly-owned subsidiary of Ticketmaster Corporation, to form Ticketmaster Online-Citysearch, Inc. Following this merger, Ticketmaster Online-Citysearch was a majority-owned subsidiary of Ticketmaster Corporation, which in turn was a wholly-owned subsidiary of the Ticketmaster Group. Shares of Class B Common Stock of Ticketmaster Online-Citysearch were sold in an initial public offering completed on December 8, 1998.

  •
  On January 31, 2001, the business combination of Ticketmaster Online-Citysearch and Ticketmaster Corporation, then a wholly-owned subsidiary of the Company, was completed. The combined company was renamed Ticketmaster.

  •
  On January 17, 2003, IAC completed its acquisition of all of the outstanding capital stock of Ticketmaster that it did not already own.

Electronic Retailing

  •
  In early July 2002, the Company acquired the direct and indirect interests of its partners, Georg Kofler and Thomas Kirch, in HSE-Germany, EUVÍA and an Italian-based home shopping business.

Personals

  •
  On April 4, 2003, IAC completed its acquisition of uDate.

IAC Local Services

  •
  On March 25, 2003, IAC completed its acquisition of Entertainment Publications, Inc., or EPI.

Financial Services and Real Estate

  •
  On August 8, 2003, IAC completed its acquisition of all of the outstanding capital stock of LendingTree.

Teleservices

  •
  On April 5, 2000, the Company completed its acquisition of Precision Response Corporation, or PRC.

EQUITY OWNERSHIP AND VOTING CONTROL

        As of February 4, 2004, Liberty Media Corporation, or Liberty, through companies owned by Liberty and companies owned jointly by Liberty and Mr. Diller, owned approximately 13.8% of IAC's outstanding Common Stock and approximately 79.2% of IAC's outstanding Class B Common Stock, and Vivendi, through its subsidiaries, owned approximately 6.8% of IAC's outstanding Common Stock and 20.8% of IAC's outstanding Class B Common Stock. Assuming conversion of all of the outstanding shares of Class B Common Stock to Common Stock, as of February 4, 2004, Liberty would have owned approximately 19.9% of IAC's outstanding Common Stock and Vivendi would have owned approximately 8.1% of IAC's outstanding Common Stock.

        As of February 4, 2004, Mr. Diller (through companies owned jointly by Liberty and Mr. Diller, his own holdings and holdings of Vivendi and Liberty, over which Mr. Diller generally has voting control pursuant to a shareholders agreement described below) controlled approximately 59.7% of the outstanding total voting power of IAC. As of February 4, 2004, there were 632,264,244 shares of IAC Common Stock, 64,629,996 shares of IAC Class B Common Stock and 13,118,182 shares of IAC Preferred Stock outstanding.

        Subject to the terms of the Amended and Restated Stockholders Agreement, dated as of December 16, 2001, among Universal, Liberty, Barry Diller and Vivendi, Mr. Diller is effectively able to control the outcome of nearly all matters submitted to a vote or for the consent of IAC's stockholders (other than with respect to the election by the holders of IAC Common Stock of 25% of the members of IAC's Board of Directors and certain matters as to which a separate class vote of the holders of IAC Common Stock or IAC Preferred Stock is required under Delaware law). In addition, pursuant to the Amended and Restated Governance Agreement, dated as of December 16, 2001, among IAC, Vivendi, Universal, Liberty and Mr. Diller, each of Mr. Diller and Liberty generally has the right to consent to limited matters in the event that IAC's ratio of total debt to EBITDA, as defined therein, equals or exceeds four to one over a continuous 12-month period.

DESCRIPTION OF BUSINESSES

IAC Travel

        IAC Travel, or IACT, includes the following businesses: Expedia, Hotels.com, Hotwire and Interval International®. IAC formed IACT in September 2003 upon finalizing its ownership of all of the outstanding equity of these businesses, with the exception of Hotwire, which was acquired in November 2003.

        The primary goal of IACT management is to optimize the collective and individual performance of these businesses.    Since its inception, IACT has strived to identify areas in which these businesses overlap and areas in which they are unique.    Where they overlap, IACT seeks to integrate those areas to build on inherent synergies, develop a collective vision and maximize cost efficiencies.    An example in this regard is the recent integration of the Expedia and Hotels.com market management teams. By having one team, IACT believes that these businesses will be able to more effectively interact with suppliers, who now have a single contact for both businesses, while at the same time be able to realize cost savings for their customers.

        In those areas where the IACT businesses are unique, IACT seeks to promote and develop such differentiation to ensure that IACT offers services that cover the entire spectrum of travel services. An example in this regard is the broad range of potential trips that travelers consider every day, from simple and deeply discounted trips on the one hand to complex and more expensive trips on the other, and everything in between. IACT businesses cover this entire range, with Hotels.com and Hotwire generally offering simple and deeply discounted trips, and Classic Custom Vacations, Expedia's premier travel packages business, and Expedia Corporate Travel generally offering complex and more expensive trips. IACT businesses act as both an agent and a merchant of record in connection with transactions.

        In 2003, IACT businesses enabled over $10 billion in travel services, making IACT the fifth largest travel company in the world. Below is a brief explanation of each IACT business.

        Expedia is a leading online travel agency in the United States that offers travel services provided by numerous airlines and lodging properties, most major car rental companies and cruise lines and many multiple-destination service providers, such as restaurants, attractions and tour providers.

        Expedia has developed a global travel marketplace in which travel suppliers can reach, in a highly efficient manner, a large audience of leisure and corporate customers, as well as travel agents, who are actively planning and purchasing travel. In that connection, Expedia offers travel services directly to consumers through its U.S.-based website, www.expedia.com, as well as through localized versions of its website (either alone or through joint ventures) in Canada, France, Germany, Italy, the Netherlands and the United Kingdom. Expedia also provides travel services through www.voyages-sncf.com, a joint venture with Société Nationale des Chemins de fer Français (SNCF), the state-owned railway group in France, as well as through www.anyway.com, a leading online travel service in France, which was acquired by IAC in October 2003.

        Expedia offers corporate travel services directly to businesses through Expedia Corporate Travel and premier travel packages through Classic Custom Vacations, or CCV, both through CCV's website, www.classicvacations.com, and CCV's network of travel agents. Expedia also provides travel services through telephone call centers, as well as private-label travel websites that it owns and operates through its WorldWide Travel Exchange business.

        Expedia has developed innovative, robust technology to power its marketplace. Expedia's Expert Searching and Pricing platform, or ESP, is an industry leading platform that includes two components: (1) a fare-searching engine that enables broader and deeper airline fare and schedule searches and (2) a common database platform that allows Expedia and its customers to bundle diverse types of travel services together dynamically, which further enhances Expedia's ability to cross-sell and package travel inventory. ESP has been an important contributor to Expedia's emergence as one of the largest online packagers of travel.

        Through one of its subsidiaries, Expedia has also developed innovative technology that makes it possible for it to access the central reservation systems of its hotel partners directly, making it easier and more cost-effective for hotels to manage reservations made through Expedia's websites. Hotel reservations made by Expedia customers are now automatically confirmed in the respective systems of some hotels, and over the course of 2004, Expedia will work to increase the number of hotels that have the ability to upload inventory and rates directly from their central reservation systems into Expedia's database pursuant to this technology.

        Hotels.com is a leading specialized provider of discount lodging reservation services worldwide, providing these services through its own websites, its toll-free call centers, and third-party marketing and distribution agreements, to travelers in hundreds of cities in North America, Europe, Asia, the Caribbean, South America, Africa and Australia.

        Hotels.com markets its lodging accommodations primarily over the Internet through its own websites, including www.hotels.com, www.hoteldiscount.com and www.travelnow.com, its toll-free call centers and marketing and distribution agreements with thousands of third parties. Hotels.com has room supply relationships with a wide range of independent hotel operators and lodging properties, as well as hotels associated with several national chains.

        Hotwire is a leading provider of "opaque" travel services, selling airline tickets, hotel accommodations, car rentals, vacation packages and cruises to consumers through its website, www.hotwire.com. "Opaque" travel services allow consumers to select travel services based on specific fare and rate information, without being provided with the identity of the ultimate travel provider until after they have completed their purchase. This "opaque" approach makes it possible for Hotwire to sell travel services at significant discounts.

        Hotwire works with many domestic and international airlines, including all seven U.S. full-service major airlines, top hotels in hundreds of cities and resort destinations in the U.S., Canada, Mexico and the Caribbean and major car rental companies nationwide. Hotwire's "opaque" approach matches the needs of two groups: customers who can be flexible about their choice of airline, hotel and rental car company in order to save money and suppliers who have excess seats, rooms and cars they wish to fill.

        Interval International®, or Interval, is a leading membership-services company providing timeshare exchange and other value-added programs to its timeshare-owning members and resort developers worldwide. As of December 31, 2003, Interval had established contractual affiliations with over 2,000 resorts located in 75 countries and provided timeshare exchange services to approximately 1.6 million timeshare owners. Interval's revenues are generated primarily from fees paid by members in connection with exchange transactions and membership fees.

        Interval typically enters into multi-year contracts with developers of timeshare resorts, pursuant to which the developers agree to enroll all purchasers of timeshare accommodations at the applicable resort as members of Interval's network on an exclusive basis. In return, Interval provides the timeshare purchasers with the ability to exchange their timeshare accommodations for comparable accommodations at resorts participating in Interval's exchange network.

        Interval uses advanced telecommunications systems and technologies to deliver exchange and membership services to its members through call centers and through its website,

www.intervalworld.com. Interval also provides other products and services to its members, such as its Interval Gold premium membership, which provides members with hotel, dining and leisure discounts and concierge services, as well as comprehensive support services to its developers.

Electronic Retailing

        HSN-U.S.    HSN U.S. sells a variety of consumer goods and services through the HSN and America's Store television networks, as well as through HSN.com. The HSN and America's Store television networks, both of which broadcast live, customer-interactive electronic retail sales programming 24 hours a day, seven days a week, are transmitted via satellite to cable television systems, direct broadcast satellite systems, or DBS operators, affiliated broadcast television stations and satellite dish receivers.

        HSN U.S.'s interactive electronic retail sales programming is intended to promote sales and customer loyalty through a combination of product quality, price and value, coupled with product information and entertainment. Programming on the HSN and America's Store television networks is divided into separately televised segments, each of which has a host who presents and conveys information regarding the merchandise, sometimes with the assistance of a representative from the product vendor. Viewers can purchase products by calling a toll-free telephone number or via the Internet at www.hsn.com.

        Broadcast Reach.    As of December 31, 2003, the HSN television network was available in approximately 81.1 million unduplicated television households, including approximately 80.5 million cable and DBS households. The following table highlights the changes in the estimated unduplicated television household reach of the HSN television network by category of access for the years ended December 31, 2002 and 2003:

	Cable/DBS(1)(2)	Broadcast(1)(3)	Other(4)	Total
	(In thousands of households)
Television Households—December 31, 2002	76,576	1,360	602	78,538
Net additions/(deletions)	3,885	(1,303)	(68)	2,514

Television Households—December 31, 2003	80,461	57	534	81,052

(1)
Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated television household reach.

(2)
Cable households includes approximately 17.1 million and 18.6 million DBS households at December 31, 2002 and 2003, respectively, which are therefore excluded from other.

(3)
See "—Broadcast Television Distribution" below for a discussion of the disaffiliation of certain stations from HSN in 2002 and 2003.

(4)
Other television households includes approximately 602,000 and 534,000 households with satellite dish receivers as of December 31, 2002 and 2003, respectively.

        According to industry sources, as of December 31, 2002 and 2003, there were approximately 106.6 million and 108.4 million homes in the United States with a television set, respectively. Of these television households, there were approximately 74.4 million and 73.9 million cable television households, respectively, approximately 17.1 million and 18.6 million DBS households, respectively, and approximately 602,000 and 534,000 households with satellite dish receivers, respectively.

        As of December 31, 2003, the America's Store television network reached approximately 10.4 million DBS households and approximately 7.1 million cable television households, of which approximately 3.5 million were distributed on a digital tier. Of the total cable television households receiving America's Store, approximately 6.9 million also receive HSN.

        Cable Television Distribution.    HSN U.S. has entered into multi-year affiliation agreements with cable operators to carry the HSN and/or America's Store television networks, as well as promote one or both networks by carrying related commercials and distributing related marketing materials to their subscriber bases. In exchange for these carriage and promotional efforts, HSN U.S. generally pays cable operators a commission based on a percentage of the net merchandise sales within their respective franchise areas and, generally, additional compensation in the form of the purchase of advertising time from cable operators on other programming networks, commission guarantees and/or upfront payments in exchange for commitments from cable operators to deliver a pre-determined number of HSN and/or America's Store subscribers over specified periods.

        From time to time, pending the renewal of an existing affiliation agreement or the negotiation of a new affiliation agreement, the HSN and/or America's Store television networks will be carried by one or more cable operators without an effective affiliation agreement in place. The renewal and negotiation processes are typically protracted. While the cessation of carriage by a major cable operator or a significant number of smaller cable operators could have an adverse effect on the business, financial condition and results of operations of HSN U.S. and IAC, the Company has successfully managed the distribution agreement process in the past, and believes it will continue to do so.

        Broadcast Television Distribution.    HSN U.S. has entered into affiliation agreements with broadcast television stations to carry the HSN and/or America's Store television networks. Broadcast distribution agreements have terms ranging from several weeks to several years. In exchange for carriage, HSN U.S. pays broadcast television stations hourly or monthly fixed rates.

        As noted in the Company's previous filings, in a series of closings in 2001 for which final payment was made on January 14, 2002, the Company transferred its interest in 13 owned and operated full power television stations (10 of which carried the HSN television network) and its minority interest in 4 other full power television stations (3 of which carried the HSN television network) to Univision Communications, Inc., or Univision. The majority of the owned and operated full power television stations sold to Univision are located in the largest markets in the country and broadcasted the HSN television network on a 24-hour basis. As of January 2002, HSN U.S. switched the distribution of the HSN television network in these markets directly to cable carriage. As a result, the HSN television network initially lost approximately 12 million broadcast homes. In order to effectively transfer HSN's distribution to cable, HSN U.S. incurred charges in 2002 and 2003 of approximately $31.8 and $22.0 million, respectively, in the form of payments to cable operators and related marketing expenses, including approximately $2.2 million and $0.7 million, respectively, of redemptions of coupons offered to customers impacted by disengagement. HSN U.S. expects that total disengagement expenses will be approximately $109 million, which payment will offset HSN U.S.'s pre-tax proceeds from the Univision transaction, which totaled $1.1 billion.

        Direct Broadcast Satellite Distribution.    HSN U.S. has entered into multi-year affiliation agreements with the two largest DBS operators in the United States to carry the HSN television network, as well as promote the network by carrying related commercials and distributing related marketing materials to their subscriber bases. In exchange for carriage, promotional and other efforts, including a commitment to deliver a pre-determined number of subscribers over specified periods, HSN U.S. pays these DBS operators an affiliation fee and a commission based on net merchandise sales to their respective subscriber bases. In July 2003, one of these DBS operators commenced distribution of the America's Store network on a full-time basis under the terms of a multi-year arrangement with IAC.

        Satellite Transmission Uplink.    HSN U.S. produces the HSN and America's Store television programming in its studios in St. Petersburg, Florida. HSN U.S. then distributes this programming to cable operators, broadcast television stations, DBS operators and/or satellite antenna owners by means of its satellite uplink facilities, which it owns and operates, to satellite transponders leased by HSN U.S.

        HSN U.S. has lease agreements securing full-time use of two transponders on two domestic communications satellites. The terms of the two satellite transponder leases utilized by HSN U.S. are for the life of the satellites, which are projected through November 2004 for the satellite currently carrying HSN programming and through May 2005 for the satellite currently carrying America's Store programming. In 2002, HSN U.S. entered into a long-term satellite transponder lease to provide for the continued carriage of HSN programming on a replacement satellite, which replacement satellite is currently expected to be operational in the second quarter of 2004. HSN U.S. is in the process of securing a long-term satellite transponder lease to provide for the continued carriage of America's Store programming. Although HSN U.S. believes it is taking every reasonable measure to ensure its continued satellite transmission capability, there can be no assurances that termination or interruption of satellite transmissions will not occur. Any termination or interruption of service by one or both of these satellites could have a material adverse effect on the business, financial condition and results of operations of HSN U.S. and IAC.

        The FCC grants licenses to construct and operate satellite uplink facilities that transmit signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. HSN U.S. has been granted one license to operate C-band satellite transmission facilities and one license to operate KU-band satellite transmission facilities, in each case, on a permanent basis in Clearwater and St. Petersburg, Florida.

        HSN.com.    HSN U.S. operates HSN.com as a transactional e-commerce site. HSN.com serves as an alternative storefront that allows consumers to shop online for merchandise featured on the HSN and America's Store television networks. HSN.com also offers additional inventory that is not available through the HSN and America's Store television networks.

        HSN.com offers specialized product shopping areas based on product categories, key brands, guest personalities and other areas of interest. HSN.com also offers editorial and informational content, such as photographs and information about HSN show hosts and guest personalities, tips for consumers on improving their lives, customer service and television programming information. In addition, HSN.com offers special features, such as streaming video of HSN television programming and live chats with celebrity guests, as well as special interactive features, such as personalized modeling for fashions.

        HSN.com was profitable on an operating basis within three months of its launch in 1999 and has grown to become an important selling platform for HSN-U.S., generating approximately 14.2% of HSN-U.S. sales in 2003.

        HSN International consists primarily of HSE-Germany and EUVÍA and also includes minority interests in home shopping businesses in Italy, China and Japan.

        HSE-Germany.    HSN International owns approximately 90% of HSE-Germany. HSE-Germany operates a German-language home shopping business that is broadcast 24 hours a day, seven days a week, in Germany, Austria and Switzerland and also generates sales on its own website.

        The rights of HSE-Germany to broadcast its home shopping programming are regulated by the German state media authorities in each of Germany's 16 states. HSE-Germany qualifies as a so-called "media service," or a broadcast service that generally sells products or services via television programming. As a "media service," HSE-Germany does not need a broadcasting license from the German state media authorities to broadcast its home shopping programming. However, in each German state, HSE-Germany is subject to a process under which the limited number of available analog cable channels is periodically reallocated among media services broadcasters. As a result, HSE-Germany generally must obtain the right to broadcast its programming in a given state on a given cable channel for approximately 18 to 24 months before it must again demonstrate to the applicable authority that it should be given the right to continue broadcasting over that state's cable networks. No assurances can be given that HSE-Germany will be able to maintain its existing rights to broadcast its programming over the cable networks of each of Germany's 16 states. The above process does not affect the possibility of broadcasting HSE-Germany's programming via satellite in Germany. In addition, once HSE-Germany has obtained the requisite broadcasting rights and approvals from the German state media authorities, it must then negotiate the broadcast of its programming with local cable operators based on economic terms and conditions.

        As of December 31, 2003, HSE-Germany had approximately 19.1 million cable and 9.5 million satellite subscribers in Germany, approximately 853,000 cable and 1.1 million satellite subscribers in Austria and approximately 1.3 million cable and 220,000 satellite subscribers in Switzerland.

        EUVÍA.    HSN International owns, through a German subsidiary, 48.6% of EUVÍA, a German limited partnership that operates two television broadcasting businesses in Germany. ProSiebenSat.1 Media AG, the second largest German television group, owns 48.4% of EUVÍA. The remaining 3% of EUVÍA, over which HSN International also has voting control, is owned by EUVÍA's CEO.

        EUVÍA operates 9Live, an interactive game and quiz show oriented television channel, and Sonnenklar, a travel-oriented television channel. EUVÍA sells package travel tours through Sonnenklar and its related website. 9Live is distributed throughout Germany via satellite, cable and terrestrial antenna, and as of December 31, 2003, it reached approximately 27.8 million households. Sonnenklar is distributed throughout Germany via digital and analogue satellites and cable, and as of December 31, 2003, reached approximately 24.3 million households.

        EUVÍA's businesses are subject to regulation by the German media authorities and other authorities. EUVÍA's travel-oriented television channel, Sonnenklar, like HSE-Germany, must obtain and periodically maintain its rights to use cable channels in each of the 16 German states. In contrast, 9Live programming, which is considered television entertainment, requires the grant of a broadcasting license. 9Live's broadcasting license was recently extended to the year 2011 by the relevant German authority. For more information on relevant regulation under German law regarding 9Live, see "—Regulation—German Lottery Regulations." No assurances can be given that 9Live will be able to maintain its license to broadcast its programming in each of Germany's 16 states.

        Other.    HSN International also includes minority ownership interests in television shopping ventures in China, Japan and Italy. HSN International has a 21% minority stake in TVSN Asia Pacific Holdings Ltd., which owns a televised shopping business broadcasting in Mandarin Chinese from facilities in Shanghai, People's Republic of China. HSN International has a 30% minority stake in Jupiter Shop Channel Co. Ltd., a venture based in Tokyo, Japan, which broadcasts televised shopping 24 hours a day, of which 111 hours per week are devoted to live broadcasts. HSN International also has a 36% passive minority stake in Home Shopping Europe S.p.A, which owns a television shopping business broadcasting in Italian, through a German subsidiary.

Ticketing

        Ticketmaster and ticketmaster.com provide offline and online ticketing services via the Internet, telephone and retail outlets and serve many of the foremost venues, entertainment facilities, promoters and professional sports franchises in the United States and abroad, including in Canada, Denmark, Greece, Ireland, the Netherlands, Norway and the United Kingdom. Ticketmaster has also entered into joint ventures with third parties to provide ticket distribution services in Australia, Mexico and various countries throughout South America.

        Ticketmaster provides its domestic and international clients with comprehensive ticket inventory control and management, a broad distribution network and dedicated marketing and support services. Ticket orders are received and fulfilled through operator-staffed call centers, independent sales outlets remote to the facility box office and through the ticketmaster.com website, as well as other Ticketmaster owned websites such as Ticketweb.com, Admission.com, Museumtix.com and international versions of these websites. Ticketing revenue is generated principally from convenience charges and order processing fees received by Ticketmaster for tickets sold on its clients' behalf. Ticketmaster generally serves as an exclusive agent for its clients and typically assumes no financial risk for unsold tickets.

        Ticketmaster sold approximately 100 million tickets in fiscal year 2003, generating revenues of approximately $743 million. Gross transaction value for fiscal year 2003 was approximately $4.9 billion.

        Ticketmaster has continued to expand its ticketing operations into territories outside of the United States, and has experienced growth in these markets as the number of tickets sold has increased from approximately 23.7 million to approximately 26.1 million from fiscal year 2002 to fiscal year 2003 (excluding sales by unconsolidated international joint ventures), resulting in increased revenues from international ticket sales.

        Ticketmaster also has expanded its ticket distribution capabilities through the continued development of the ticketmaster.com website and related international websites, which are designed to promote ticket sales for live events and disseminate event information. Ticketmaster has experienced growth in ticket sales through its websites in recent years and this trend is expected to continue during the next several fiscal years, although at a slower pace. As of December 31, 2003, online ticket sales through ticketmaster.com and related websites accounted for approximately one-half of Ticketmaster's ticketing business.

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

        ticketmaster.com.    Ticketmaster's primary online ticketing website, www.ticketmaster.com, is a leading online ticketing service. The service enables consumers to purchase tickets over the Web for live music, sports, arts and family entertainment events presented by Ticketmaster's clients. Consumers can access the service at ticketmaster.com, from the websites of Ticketmaster's affiliates, including Citysearch, and through numerous direct links from banners and event profiles hosted by approved third party websites. In addition to these services, the ticketmaster.com website and related international websites provide local information and original content regarding live events for Ticketmaster clients throughout the United States and abroad.

        ReserveAmerica, a campground reservation services company, is a leading provider of outdoor recreation reservation services and software to United States federal and state agencies for camping activities, recreation ticketing and other access privileges to public land attractions. ReserveAmerica also offers its software and services to private campgrounds. The ReserveAmerica system permits the general public to make camping reservations and obtain access to public recreation attractions over the Internet, by telephone and in person. ReserveAmerica's websites, www.reserveamerica.com, www.reserveusa.com and www.bwcaw.org, service up to 400,000 visitors daily, and its four telephone call centers are located in New York, California, Florida and Wisconsin.

Personals

        Personals consists primarily of Match.com, uDate.com and related brands. These services and their networks serviced approximately 939,000 subscribers as of December 31, 2003 and offer single adults a private and convenient environment for meeting other singles through their respective websites, as well as through Match.com's affiliated networks, which include the AOL and MSN internet portals.

        Match.com provides users with access to other users' personal profiles and also enables a user interested in meeting another user to send e-mail messages to that user through Match.com's double-blind anonymous e-mail system. E-mail recipients respond depending on their interest in the sender. It is free to post a profile on Match.com and to use any of the searching and matching tools available on the site. Match.com charges a subscription fee to users who wish to initiate or respond to an e-mail from a Match.com member, starting with a single-month term, with discounts for longer term subscriptions.

        Match.com has entered into partnerships and strategic alliances with third parties in order to increase subscriptions in general, as well as to target particular segments of its potential subscriber base. Typically, these partners earn a commission on each customer subscription they sell into the Match.com service.

        In April 2002, IAC acquired Soulmates Technology Pty Ltd., or Soulmates, a global online personals group providing dating and matchmaking services in approximately 30 countries worldwide. Using the Soulmates technology platform, Match.com operates 28 localized international dating sites in more than 18 languages. As part of its continued expansion efforts, in April 2003, IAC acquired uDate.com, Inc., a global online personals group that owns and operates www.udate.com.

IAC Local Services

        Citysearch is a network of local city guide websites that offer primarily original local content for major cities in the United States and abroad, as well as practical transactional tools. The city guides provide up-to-date, locally produced information about a given city's arts and entertainment events, bars and restaurants, recreation, community activities and businesses (shopping and professional services), real estate related information and travel information. In addition, Citysearch city guides support online local transactions, including ticketing, hotel reservations, travel and matchmaking through affiliations with leading e-commerce websites providing these products. Citysearch also features a comprehensive directory listing, similar to a yellow pages directory, of local businesses in over 3,000 zip codes in the United States.

        Citysearch provides local, regional and national businesses with Web advertising options designed to reach growing local audiences. In 2003, Citysearch introduced a local Pay-for-Performance advertising model that provides local, regional and national businesses with the ability to invest in Web advertising in accordance with the amount of traffic each business receives. Under the local Pay-for Performance advertising model, businesses only pay for the number of click-throughs to their respective profile pages on the Citysearch website or their own websites, as opposed to paying for the placement or frequency of advertisements. These features of the local Pay-for-Performance advertising model make it possible for Citysearch to more closely tie the amount of advertising fees paid by businesses to the amount of traffic that these businesses receive than under prior advertising models. In addition,

Citysearch completed its shift away from its prior focus on comprehensive website design and hosting through the sale of its existing website hosting business line.

        Citysearch revenues are generated primarily through the sale of online advertising, both local and national, and to a smaller extent, transaction fees from affiliate partners. Local advertising revenues are derived primarily from the sale of Pay-For-Performance advertising products. Citysearch also derives revenues from self-enrollment enhanced listings in search results, in context advertising, targeted electronic mail promotions and targeted sponsorship packages.

        EPI is a leading marketer of coupon books, discounts, merchant promotions and Sally Foster Gift Wrap®. IAC acquired EPI on March 25, 2003. EPI serves more than 160 major markets and does business with approximately 70,000 local merchants and national retailers representing 275,000 North American locations. EPI's Entertainment® Book contains discount offers from local and national restaurants and hotels, leading national retailers and other merchants specializing in leisure activities. Information regarding updated offerings is also available through EPI's website. A unique feature of the Entertainment® Book is that it is typically sold in connection with fund-raising events, with a percentage of the sale proceeds from these events retained by schools, community groups and other non-profit organizations.

        Evite is primarily a free online invitation service. In addition to its invitation services, Evite offers reminder services, polling, electronic payment collection, photo sharing and maps. In 2003, Evite expanded its services to include user profiles and user supplied and locally relevant public events and activity listings. Evite now averages more than 7 million sent invitations per month. Evite revenues are principally derived from online advertising and transaction fees generated from sponsorship partners integrated throughout the Evite service.

Financial Services and Real Estate

        Financial Services and Real Estate consists of LendingTree, which IAC acquired on August 8, 2003. LendingTree is a leading online exchange that connects consumers and service providers in the lending and real estates industries and offers services and products specifically designed to empower these parties throughout related process by striving to deliver convenience, choice and value. The LendingTree exchange consists of more than 200 banks, lenders and loan brokers and more than 650 real estate brokerages representing approximately 10,000 real estate agents.

        LendingTree's loan services generate revenues from fees paid by lenders and loan brokers for the transmission by LendingTree of qualification forms that meet their underwriting criteria. Since a qualification form can be transmitted to more than one party, LendingTree may generate multiple transmission fees for the same form. LendingTree also generates revenues from fees paid by lenders and loan brokers for services provided in connection with loans, and by real estate brokers for purchases and sales, in each case, that they ultimately close with consumers who use LendingTree's services.

Teleservices

        PRC offers an integration of teleservices, e-commerce customer care services, information technology, including database marketing and management, and fulfillment services as part of a one-stop solution, providing a cost-effective and efficient method for its domestic and international clients to manage their growing customer service and marketing needs. PRC has developed proprietary Customer Relationship Management (CRM) technology to support the customer service needs of its clients.

        PRC's consumer care operations allow clients to establish and maintain direct communications with their customers. PRC is experienced with a wide range of companies in diversified industries,

including travel, telecommunications, financial services, consumer goods and services, hospitality and energy, as well as Internet-focused industries. PRC believes that its experience, combined with superior training of representatives and leading-edge customer management technology, enables it to service consumer oriented industries in a highly effective manner.

        PRC's primary source of revenue is its consumer care activities, which consist primarily of inbound (customer-initiated) and outbound teleservicing, as well as other activities, such as e-mail, fax, white-mail and online chat/IP telephony, all of which involve direct communication with consumers. The majority of PRC's revenues are derived from inbound teleservicing, which consists of longer-term customer care and customer service programs that tend to be more predictable than other teleservicing revenues.

        PRC also offers a wide variety of information technology services, including the formulation, design and customization of teleservicing and electronic applications, programming and demographic profiling, in each case, on a customized basis. PRC has developed a specialized component-based development software strategy with related proprietary products for its teleservicing, e-commerce and fulfillment customer care services. PRC seeks to develop and maintain long-term relationships with its clients and targets those companies that have the potential for generating recurring revenues due to the magnitude of their customer service departments or marketing programs.

REGULATION

        IAC's operating businesses market and provide a broad range of goods and services through a number of different distribution channels, including the Internet. As a result, IAC is subject to a wide variety of statutes, rules, regulations, policies and procedures, which are subject to change at anytime. The material statutes, rules, regulations, policies and procedures to which IAC is subject are summarized below. This summary is not a comprehensive description of all enacted or pending statutes, rules, regulations, policies and procedures to which IAC is or may be subject or that may otherwise affect IAC. This summary does not purport to be complete and should be read together with the complete texts of the relevant statute, rule, regulation, policy or procedure described herein.

Internet Regulation

Overview

        Several of IAC's operating businesses sell products or services to consumers and/or businesses over the Internet. Currently, there are relatively few laws and regulations that specifically regulate, or apply to, the Internet and online commerce. However, other laws and regulations, such as consumer protection laws and regulations and industry-specific laws and regulations, among others, may apply equally to online and offline commerce.

        Due to the growth of the Internet and online commerce, as well as concerns regarding Internet fraud, U.S. federal and state and international authorities are continually considering the adoption of legislation designed to regulate various aspects of the Internet and online commerce and prevent related fraud. New legislation applicable to the Internet and/or online commerce, or a change in the method of application of existing laws to the Internet and/or online commerce, could increase or decrease the attractiveness to consumers and businesses of purchasing goods and services on the Internet and could impose additional burdens on companies engaged in online commerce. Any developments of this nature could increase or decrease the demand for products and services offered by certain of IAC's operating businesses, or affect their cost of doing business.

CAN-SPAM Act

        In 2003, the United States federal government promulgated the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, which became effective on January 1, 2004 and pre-empts various state spam laws. The CAN-SPAM Act regulates the sending of unsolicited commercial electronic mail by requiring the sender to: (1) include an identifier that the message is an advertisement or solicitation if the recipient did not expressly agree to receive electronic mail messages from the sender, (2) provide the recipient with an online opportunity to decline to receive further commercial electronic mail messages from the sender and (3) list a valid physical postal address of the sender. The CAN-SPAM Act also prohibits predatory and abusive electronic mail practices and electronic mail with deceptive headings or subject lines.

European Union E-Mail Marketing Directive

        On July 31, 2002, the European Union, or the EU, promulgated its E-Mail Marketing Directive, which provides that the prior explicit consent of a consumer is required before e-mail, fax or automatic calling machines can be used to direct market to that consumer. There is a limited exception for existing customers, which varies slightly throughout the member states. Although the Directive was to have been implemented by all member states by October 31, 2003, many of the member states' laws have not yet become effective. Subject to European state lawmaking, it is possible that IAC subsidiaries operating in Europe will be required to adapt their practices in the future to comply with the Directive.

Consumer Protection Regulation

Overview

        The business of marketing and selling goods and services to consumers is subject to a wide range of laws and regulations intended to protect consumers from false and misleading advertising, unfair trade practices and health and safety hazards, among other risks. Consumer protection laws and regulations are enforced at the federal level by the Federal Trade Commission, or the FTC, the Federal Communications Commission, or the FCC, the Food and Drug Administration, or the FDA, the Consumer Product Safety Commission and the United States Postal Commissioner, among other federal government agencies. Consumer protection laws and regulations are enforced at the state and local level by state attorneys general and numerous other law enforcement and administrative departments and agencies.

        Federal and state lawmakers and administrative agencies are actively considering a wide range of new or modified consumer laws, regulations and enforcement strategies. The recent implementation of regulations in the area of telemarketing and consumer privacy law evidence this commitment. In addition, federal and state regulators have increased levels of enforcement activity regarding the use and sharing of consumer information, the use of endorsements and testimonials, the use of pre-acquired credit card account information, advance consent marketing, the liability of participants in marketing activities and marketing claims for weight-loss products, dietary supplements and exercise equipment. These enforcement actions have resulted in increasingly severe penalties for violators. Although IAC is unable to predict what possible regulatory changes and enforcement priorities may be implemented and what effect they may have on the marketing activities of its businesses, IAC continues to keep abreast of the regulatory environment and the possible implications on the activities of IAC and its businesses.

        Certain of IAC's businesses are subject to specialized regulation beyond the general requirements of truth in advertising enforced by the FTC. For example, the HSN and America's Store television networks sell a diverse range of products to the public. Some of these products, and representations about them, may be subject to regulation by various regulatory agencies in addition to the FTC. For example, the sale of health or cosmetic products may be subject to regulation by the FDA. The HSN and America's Store television networks review claims about products that they sell, test those products that they believe require testing and maintain training and rigorous compliance programs to promote and secure material compliance with applicable laws and regulations.

        Certain of IAC's businesses face considerable challenges in complying with these consumer protection laws and regulations, specifically, the HSN and America's Store television networks due to the nature of their marketing medium—live, unscripted television 24 hours a day, seven days a week on two networks—particularly in light of aggressive enforcement by the FTC and state attorneys general of consumer protection laws against marketers in the direct response industry. Nonetheless, IAC believes that the HSN and America's Store television networks and its other businesses subject to these regulations comply in all material respects with these regulations.

Use of Personally Identifiable Information

        Customers in the ordinary course voluntarily provide IAC's various businesses with personally identifiable information, or PII. PII includes information specific enough to identify a customer, such as his or her name, address, telephone number or e-mail address. This information is used primarily to respond to and fulfill customer requests for the products and services offered by IAC's various businesses and their marketing partners. PII is sometimes used to offer consumers products that may be of interest to them based upon their prior purchases from one or more of IAC's businesses.

        The issue of consumer privacy has received substantial attention from federal, state and foreign governments. This attention has resulted in the enactment of certain laws and regulations, and the consideration of many other proposals, to safeguard consumer privacy. Pending proposals vary substantially, and it is uncertain which, if any, may become law. Some proposals would require companies that sell the same product both online and offline to treat customer information obtained in such transactions differently depending upon the sales medium used. Some proposals would allow companies to use customer information for various purposes, provided that consumers are given a choice and do not "opt out" of such uses, while other proposals would prohibit such uses unless consumers are given a choice and explicitly authorize such uses by "opting in." IAC cannot predict whether any of the proposed privacy legislation currently pending will be enacted, or the effect, if any, that such legislation could have on IAC's businesses.

        Federal and certain state governments have recently enacted certain laws and regulations relating to consumer privacy. The most far-reaching of these current laws focus on financial institutions, health care providers, and companies that intentionally solicit information from children. The California Online Privacy Protection Act of 2003, which goes into effect on July 1, 2004, requires operators of commercial websites and online services that collect PII from California residents to conspicuously post and comply with a privacy policy. The privacy policy must disclose: (1) the types of PII collected on the site and third parties, if any, with whom the PII may be shared, (2) how consumers can review and request changes to their PII, (3) how the operators notify consumers of material changes to the privacy policy and (4) the effective date of the policy. Additionally, the FTC has the authority to police consumer privacy commitments made by companies. For example, a claim that a company has violated a privacy policy that it has communicated to its customers may be actionable by the FTC.

        The primary international privacy regulations to which certain of IAC's international businesses are subject are Canada's Personal Information and Protection of Electronic Documents Act, or PIPEDA, and the laws of the member states of the EU, which are based on the EU Data Protection Directive. This Directive requires each member state to enact data protection laws that contain minimum standards and obligations. While PIPEDA and the Directive are summarized below, the laws of individual EU member states may contain more rigid data protection standards and regulations:

  •
  PIPEDA provides Canadian residents with privacy protections in business transactions. PIPEDA recognizes the individual's right to privacy in his or her personal information, acknowledges the need of businesses to collect, use and share personal information, and establishes rules for handling personal information. On January 1, 2004, PIPEDA was extended to the collection, use, or disclosure of personal information in the course of any commercial activity within a province.

  •
  Individual member states within the EU have specific regulations related to the cross-border transmission of personal information. The EU Data Protection Directive encompasses many of these individual regulations and requires companies doing business in member states to comply with its standards, which require all non-EU based companies doing business in EU member states to provide adequate data privacy protection and notice when sending personal data from any of the EU member states. Not all of the EU member states have implemented this Directive in a uniform and consistent fashion. In 2000, the EU member states adopted a safe harbor arrangement under which U.S. businesses may adopt procedures that comply with European privacy regulations and certify their compliance through notice to the U.S. Department of Commerce. Participation in the safe harbor qualifies a company to receive data from EU member states. U.S. companies that avail themselves of the safe harbor arrangement are subject to oversight and possible enforcement actions by the FTC or the Department of Transportation, or the DOT, which has authority over "ticket agents."

Telephone Sales and Solicitations Regulations

        Several of IAC's subsidiaries sell and solicit the sale of products or services to customers over the telephone. Telephone transactions and solicitations are subject to state and federal laws.

        Telemarketing activities are regulated at the federal level by both the FTC and the FCC pursuant to authority granted these agencies under the Telemarketing and Consumer Fraud and Abuse Prevention Act, or TCFPA, and Telephone Consumer Protection Act, or TCPA, respectively.

        The FCC's regulations enforcing the TCPA were initially promulgated in 1992 and included restrictions on the use of automatic telephone dialing systems, artificial and prerecorded messages and the use of telephone facsimile machines to send unsolicited advertisements. The FTC's telemarketing regulation, the Telemarketing Sales Rule, or TSR, was originally introduced in 1995 and contained various prohibitions against deceptive and abusive telemarketing practices.

        In January 2003, the FTC issued an amended TSR containing many significant changes from the original regulation, including the creation and enforcement of a National Do Not Call Registry. Several months later, in July 2003, the FCC announced amendments to its own TCPA regulations, many of which mirror and/or complement the provisions in the TSR. As a result of these changes, the TSR and TCPA regulations cover nearly all telemarketing activities with similar rules.

        The amended TSR, most of the provisions of which became effective in March 2003, impose various restrictions and obligations on parties engaged in sales solicitations and or charitable solicitations via the telephone. It requires that certain disclosures be made to the consumer at the outset of the telemarketing transaction and that other disclosures be made prior to obtaining the consumer's payment information. Calling time is limited between 8am and 9pm. Offers involving prize promotions or negative option features have other specific disclosure requirements. Marketers are also required to obtain the consumer's express informed consent to be charged in connection with any telemarketing transaction. The new TSR contains specific requirements for obtaining express informed consent for offers involving free trial offers and/or the use of preacquired account information. The new TSR also restricts the use of predictive dialers by requiring that calls be connected to a live operator within two seconds after the consumer answering the call completes his or her greeting and prohibiting telemarketers from abandoning more than 3% of telemarketing calls.

        As of October 2003, the FTC began enforcing the National Do Not Call Registry. Consumers who do not wish to receive telemarketing sales calls can place their number on the National Do Not Call Registry and telemarketers are prohibited from calling them, unless an established business relationship, as defined in the statute, exists between the seller and the consumer. Sellers and other entities seeking to obtain the National Do Not Call Registry are required to register on the FTC's website and pay the appropriate access fee. Further, as of January 29, 2004, telemarketers are required to transmit caller ID information to comply with the TSR.

        The FCC's revised TCPA regulations likewise enforce the National Do Not Call Registry against those entities subject to FCC jurisdiction, and also contain caller ID signal and predictive dialer/abandoned call requirements that largely mirror those found in the FTC's amended TSR. The new TCPA regulations also contain revisions to the FCC's earlier restrictions on the use of telephone facsimile machines to transmit unsolicited advertisements. In particular, the FCC's new law, effective January 2005, requires senders to obtain prior express permission to deliver the advertisement, as evidenced by a signed, written statement with certain disclosures.

        Most states have enacted legislation regulating telephone solicitations. Some state statutes echo the requirements of the federal laws while other states impose more restrictive requirements. For example, some states require the telemarketer and/or seller to register and bond the telephone campaign in the state before solicitation begins. Some states prevent telephone sales from becoming final unless a written contract is signed and returned by the buyer. Nonetheless, some of these states provide exemptions for the contract requirement if a certain refund policy, set forth by the statute, is followed. Most states mirror the federal laws regarding the time limitation. However, some states prohibit calls during other times and days. Many states have their own Do Not Call lists. However, most states have harmonized their state list with the National Do Not Call Registry. Nevertheless, the application and exemptions of each state's Do Not Call law may be more restrictive than the National Do Not Call law. Furthermore, some states require telemarketers to inquire at the beginning of the call whether the consumer consents to the solicitation. Moreover, some states require the telemarketer to promptly discontinue the solicitation if the consumer gives a negative response at any time during the call. Penalties for violation of these state telemarketing regulations vary from state to state and may include criminal as well as civil penalties.

Industry-Specific Regulations

IAC Travel

        IACT businesses must comply with laws and regulations relating to the travel industry and the sale of travel services. These include registration in various states as sellers of travel, vacation clubs and/or timeshare services, compliance with certain disclosure requirements and participation in state restitution funds. Both the FTC and state consumer protection agencies take the position that regulations prohibiting unfair and deceptive advertising practices apply to travel businesses. In this regard, in 2003, the FTC released guidance to Internet search companies concerning the inclusion of paid advertising and paid placement within search engine results. The guidance announced the FTC staff's view that Internet search engines that fail to identify and disclose such paid placement and paid advertising may be misleading consumers and may thus violate federal law. Although IAC does not believe that any of its businesses that sell travel services constitutes a "search engine," the FTC has indicated that its guidance also may apply to advertising and placement on travel websites.

        IACT businesses are also affected by regulatory and legal changes or uncertainties relating to travel suppliers and computer reservation systems, or CRS. For example, following the events of September 11, 2001, heightened security procedures applicable to airline travel may affect the demand for air travel, as well as travel services in general. In another example, the DOT recently amended its rules governing CRS systems to eliminate most existing rules effective January 31, 2004, with the remaining CRS rules to be terminated effective July 31, 2004. As a result of the changes effective January 31, 2004, the DOT will no longer require (i) that an airline owning more than 5% of a Global Distribution System, or GDS, participate at the same level in all other GDSs or (ii) that GDS pricing be uniform to all of its airline customers. The change in the CRS rules could have an adverse effect on IACT businesses, even if they do not technically apply to such businesses. For example, the amendments to the CRS rules expressly seek to give airlines more flexibility in bargaining with CRS, which could result in any CRS negotiating to receive less compensation from an airline. Such reduced compensation could cause the CRS to attempt to reduce any payments that it makes to IACT businesses for sales of that airline's tickets.

        In addition, the DOT is considering additional regulation of travel agent service fees. In November of 2002, the DOT proposed a rule to govern the disclosure of service fees. That proposal was the subject of legislation passed by Congress as part of the Departments of Treasury and Transportation Appropriations Act for Fiscal Year 2004. The legislation requires the DOT to republish its service fee proposal and seek additional public comment if it intends to proceed with its service fee rulemaking. The DOT has not republished a proposal, making it unclear whether it intends to proceed with this rulemaking. Should the DOT adopt its original proposal, IACT businesses would have less flexibility in charging and listing service fees and would face increased compliance costs.

        The underlying services and goods sold by certain IACT businesses, such as hotel rooms, timeshares and car rentals, are regulated domestically and internationally. Because these regulations directly affect the goods and services that are offered or exchanged by IACT businesses, they may affect IAC's business as a whole. The laws and regulations applicable to these goods and services are subject to change, and IAC is unable to predict what changes in the law may be adopted and the potential impact of any such changes on IAC's businesses.

        Some states and localities impose a transient occupancy or accommodation tax, or a form of sales tax, on the use or occupancy of hotel accommodations. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies."

        IACT businesses are currently subject, and as IACT continues to expand the reach of its businesses into the EU and other international markets will become increasingly subject, to legislation applicable to travel service providers in these markets, including legislation regulating the sale of travel packages and industry specific value-added tax regimes, among other types of legislation. Legislation applicable to travel service providers in these markets is subject to change at any time and authorities in these markets are continually considering new legislation, as well as changes in the application of existing laws and regimes applicable to, travel service providers and the travel industry. In addition, the application of a given type of legislation may be subject to interpretation by the applicable taxing authorities. IAC monitors, and will continue to monitor, these initiatives to determine which, if any, could have an adverse effect on its travel businesses.

Electronic Retailing

  Cable Television Distribution Regulation

        Cable Ownership.    Congress, the FCC and federal courts currently are reviewing certain existing cable, newspaper and media ownership restrictions. Depending on the outcome of FCC proceedings and of any subsequent court review, individual cable operators might acquire control over larger segments of the nation's cable customers and channels, in which case the HSN and America's Store television networks, or any other programming network owned and operated by IAC could be required to negotiate with fewer cable operators, controlling larger portions of the market, for the terms of and opportunity to secure carriage. Regardless of the outcome of these FCC proceedings, the antitrust laws could impose independent limitations on the concentration of cable ownership. IAC cannot predict the outcome of these FCC proceedings, any subsequent court challenges, or future applications of the antitrust laws. No assurances can be made that the outcome of these FCC proceedings and subsequent marketplace activity would not materially affect IAC or its operating businesses.

        Digital Television.    The FCC has taken a number of steps to implement digital television service, or DTV (including high-definition television), in the United States. Material developments in the DTV rollout could affect HSN U.S.'s business. For example, in the future, low-power television stations owned by or affiliated with HSN U.S. might have to cease operations due to irremediable interference with or from new digital television allocations. Moreover, the DTV rollout will likely increase the number of channels available to consumers, which could affect consumer viewing patterns and HSN U.S.'s business.

        "Must-Carry" Rights.    Full-power television broadcasters have certain "must-carry" rights with respect to their carriage by cable systems in the broadcaster's local market. These rights enable a television broadcaster to demand carriage on a specified channel on cable systems within its television market, which area has been defined by Nielsen as a Designated Market Area. Full-power television broadcasters also are seeking "must-carry" rights for their digital television stations, which may require the carriage of multiple digital streams to cable systems during and/or after the digital rollout is complete. HSN U.S. is affected by these mandatory carriage rights, and would be affected by digital "must-carry," in that cable systems have fewer channels available for cable programming such as the HSN and America's Store television networks. In addition, low-power television stations generally do not enjoy "must-carry" rights and must bargain for carriage on cable systems.

        German Lottery Regulations.    German state lottery regulators independently review the game show formats of 9Live, a wholly-owned subsidiary of EUVÍA that broadcasts interactive game and quiz show programming, for compliance with German law. Under German law regulating gambling, or games of chance, if (i) the outcome of a game is not fundamentally dependent on the intellectual or physical skills of the player(s), but rather is solely or predominantly determined by chance, and (ii) the player has to pay more than a nominal fee, the game is illegal unless officially authorized.

Ticketing

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

        Ticketmaster's products and services are subject to various sales, use and value-added tax provisions under applicable local, state and national laws. The application of such tax provisions to Ticketmaster's established and new products and services is subject to the interpretation of the applicable taxing authority. Ticketmaster believes that it is in compliance with these tax provisions, but there can be no assurance that taxing authorities will not take a contrary position and that such position will not result in a material adverse effect on Ticketmaster's business, financial condition or results of operations.

Financial Services and Real Estate

        Services available through the LendingTree exchange are subject to extensive regulation by various federal and state governmental authorities. Because of uncertainties as to the applicability of some of these laws and regulations to the Internet and, more specifically, to LendingTree's business, and considering that LendingTree's business has evolved and expanded in a relatively short period of time, LendingTree may not always have been, and may not always be, in compliance with applicable federal and state laws and regulations. Failure to comply with the laws and regulatory requirements of federal and state regulatory authorities may result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts without compensation, loss of exempt status, indemnification liability to loan brokers and others doing business with LendingTree, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability.

        Many, but not all, states require licenses to solicit or broker to residents of those states, loans secured by residential mortgages, and other consumer loans. LendingTree does not currently accept credit requests for loan products from residents of states in which it is not licensed to provide those products or is exempt from licensing. In many of the states in which LendingTree is licensed, it is subject to examination by regulators. In addition, LendingTree is required to obtain real estate broker licenses, additional mortgage broker licenses and individual customer care department personnel licenses in numerous states.

        As a computer loan origination system or mortgage broker conducting business through the Internet, LendingTree faces an additional level of regulatory risk given that most of the laws governing lending transactions have not been substantially revised or updated to fully accommodate electronic commerce. Until these laws, rules and regulations are revised to clarify their applicability to transactions conducted through electronic commerce, any company providing loan-related services through the Internet or other means of electronic commerce will face compliance uncertainty. Federal law, for example, generally prohibits the payment or receipt of referral fees in connection with residential mortgage loan transactions. The applicability of referral fee prohibitions to the lender, realty services, advertising, marketing, distribution and cyberspace rental arrangements used by online companies like LendingTree may have the effect of reducing the types and amounts of fees that LendingTree may charge or pay in connection with real estate-secured products.

        The parties conducting business with LendingTree, such as loan brokers and other website operators, may similarly be subject to federal, state and local regulation. These parties act as independent contractors and not as agents of LendingTree in their solicitations and transactions with consumers. Consequently, LendingTree cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender or other website operator to comply with these laws or regulations could result in, among other things, claims of vicarious liability against LendingTree or have an adverse impact on LendingTree's reputation.

        In addition to licensing requirements, federal and state laws regulate residential lending activities and record keeping requirements of brokers and lenders. At the federal level, LendingTree's services are regulated by, among other laws, the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Housing Act, the Fair Credit Reporting Act, federal privacy laws, and the Real Estate Settlement Procedures Act and Regulation X. These laws generally regulate the manner in which loan services are made available, including advertising and other consumer disclosures, payments for services, record keeping requirements, and the privacy and reporting of consumer data. State and federal laws also prohibit unfair and deceptive trade practices and require companies to adopt appropriate policies and practices to protect consumer privacy.

        The Real Estate Settlement Procedures Act, or RESPA, and related regulations generally prohibit (1) the payment or receipt of fees or any other item of value for the referral of a real estate-secured loan to a loan broker or lender and (2) fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, including mortgage brokerage lending services and real estate brokerage. Notwithstanding these prohibitions, RESPA permits payments for goods or facilities furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods, facilities or services provided. A separate exception exists for cooperative brokerage fees exchanged between real estate brokers. LendingTree believes that it has structured its mortgage and home equity products, relationships with loan brokers and other companies and websites to comply with RESPA. However, the way in which RESPA's referral fee and fee splitting prohibitions apply to these types of Internet-based relationships is unclear and the appropriate regulatory agency has provided limited guidance to date on the subject.

Teleservices

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

TRADEMARKS, TRADENAMES, COPYRIGHTS, PATENTS, DOMAIN NAMES,
AND OTHER INTELLECTUAL PROPERTY RIGHTS

        IAC and its operating businesses regard their intellectual property rights, including their service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property, as critical to IAC's success. For example, Expedia relies heavily upon the software code, informational databases and other components that make up its travel planning service, all of which are protected by copyright registrations and patent applications.

        IAC and its operating businesses rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secret or copyrighted intellectual property of IAC or any of its operating businesses without authorization which, if discovered, might require the uncertainty of legal action to correct. In addition, there can be no assurance that others will not independently and lawfully develop substantially similar properties.

        IAC has registered and continues to apply to register, or secure by contract when appropriate, its trademarks and service marks and those of its operating businesses as they are developed and used, and reserves and registers domain names as it deems appropriate. IAC vigorously protects its trade and service marks and domain names, as well as those of its operating businesses, but effective trademark protection may not be available or may not be sought by IAC in every country in which its products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered by IAC, even if available. The failure to protect IAC's intellectual property in a meaningful manner or challenges to IAC's contractual rights could materially adversely affect its business, result in erosion of its brand names and limit its ability to control marketing on or through the Internet using its various domain names.

        IAC has considered, and will continue to consider, the appropriateness of filing for patents to protect future inventions, as circumstances may warrant. However, many patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by IAC.

        From time to time, IAC may be subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement by IAC of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce the intellectual property rights of IAC, protect its trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any such litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

COMPETITION

IAC Travel

        IACT businesses compete in rapidly evolving and intensely competitive market places. All of IACT's businesses attempt to differentiate themselves from competitors primarily on the basis of features and usability, whether online or offline, leveraging their technology leadership, breadth and value of travel products and services offered, customer service and quality of travel planning content and advice. Depending on the customer segment served, different businesses will stress different features and usability.

        In the United States, IACT businesses face competition from a number of sources for both leisure and corporate travelers. They compete with other online and offline travel planning service providers that offer inventory from multiple suppliers, suppliers that sell their own inventory directly to consumers via the telephone, Internet or otherwise and consortiums of suppliers, such as Orbitz and TravelWeb. Currently, most hotels sell their services through travel agencies, travel wholesalers or directly to customers, mainly by telephone. Increasingly, however, major hotels are offering travel products and services directly to consumers through their own websites, and IACT believes that this trend will continue.

        In the case of Interval, the global timeshare exchange industry is extremely competitive. Interval faces competition from Resort Condominiums International, LLC, a subsidiary of Cendant Corporation, as well as several other companies that perform exchanges on a smaller, often more regional, basis. In addition, a number of management companies compete with Interval by offering exchange opportunities between resorts that they manage as a component of their management services. In addition, a wide variety of vacation clubs and large resort developers are creating and operating their own internal exchange systems to facilitate exchanges for timeshare owners at their resorts.

        For those IACT businesses with an online component, IACT believes that as demand for online travel services grows, companies already involved in the online travel services industry, as well as traditional travel suppliers and travel agencies, will increase their efforts to develop services that more closely resemble the online services of IACT businesses. IACT businesses also face potential competition from Internet companies that have not yet entered leisure or corporate travel. IACT is unable to anticipate which other companies are likely to offer services in the future that will compete with the products and services of IACT.

        In addition, some of the current and potential competitors of IACT may have greater brand recognition, longer operating histories, larger customer bases and greater financial, marketing and other resources, and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of these competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to website and systems development. New technologies and the continued enhancement of existing technologies also may increase competitive pressures for IACT. There can be no assurance that any IACT business will be able to compete successfully against current and future competitors or address increased competitive pressures.

        Internationally, IACT businesses compete with a similar set of participants and other entities that vary on a country-by-country basis. IACT competes with many of these parties described above and others in the provision of its private-label booking services.

Electronic Retailing

        HSN U.S.    operates in a highly competitive environment. The HSN and America's Store television networks are in direct competition with traditional offline and online retail merchandisers, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers such as mail order and catalog companies and discount retailers. The HSN and America's Store television networks compete with certain other companies, which have an affiliation or common ownership with cable operators and which market merchandise by means of live television.

        The HSN and America's Store television networks also compete for access to customers and audience share with other conventional forms of entertainment and content, such as programming for network and independent broadcast television stations, basic and pay cable television services, satellite master antenna systems, home satellite dishes and home entertainment centers. In particular, the price and availability of programming for cable television systems affect the availability of these channels for HSN and America's Store programming and the compensation which must be paid to cable operators for related carriage.

        In addition, competition for channel capacity has increased. While the advent of digital cable and new compression technologies may decrease this competition, this additional capacity may encourage competitors to enter the marketplace. No prediction can be made with respect to the viability of these technologies or the extent to which they will ultimately impact the availability of channel capacity.

        HSN.com competes with numerous brick-and-mortar retailers, other online and offline retail operations, catalog merchants and television shopping channels. A number of the online competitors have a larger user base and have expertise in developing online commerce. IAC believes that the principal competitive factors in this market are selection of goods, customer service, reliability of delivery, brand recognition, convenience and accessibility, price, quality of search tools and system reliability.

        HSN International.    HSE-Germany competes in Germany with traditional retailers, direct marketing retailers and others electronic retailers. There are operators throughout the world that either offer 24-hour electronic retailing or are using infomercials and a small amount of live programming that compete with HSE-Germany. 9Live competes for access to participants and audience share with other conventional forms of entertainment and content, such as programming for network, independent and pay television, as well as other forms, both offline and online, of game show content. Sonnenklar faces competition from traditional travel agencies, tour operators, which are increasingly selling directly to consumers, and online travel service providers.

Ticketing

        Ticketmaster's ticketing business, including ticketmaster.com, faces competition and potential competition from other national, regional and local ticketing service companies and entertainment organizations with ticketing distribution capabilities, as well as from its clients and aggregations of its clients, such as major league sports leagues, who may elect to fulfill ticketing distribution and management functions through their own systems. Not all facilities, promoters and other potential clients use the services of an automated ticketing company, choosing instead to distribute their tickets through their own internal box offices or other distribution channels. Accordingly, Ticketmaster competes with facilities, promoters and other potential clients for the right to distribute their tickets at retail outlets, by telephone and on the Internet.

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

Personals

        The personals business is very competitive and highly fragmented. Primary competitors of the various brands that comprise Personals include numerous online and offline dating and matchmaking services (both free and paid), some of which operate nationwide and some of which operate locally, and the personals sections of newspapers and magazines. In addition to broad-based personals services, there are numerous niche websites and offline personals services that cater to specific demographic groups.

IAC Local Services

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

        Evite competes with a number of online invitation and party planning services that include providers of online greeting cards, web-based invitation services and electronic mail services that provide party planning functions. Evite also competes with traditional offline invitation services that provide paper-based invitations and party planning services. Evite also competes with online and offline social networking services.

        EPI currently competes on a national level with other providers of dining and other discounts, and on a local level with a variety of discount programs distributed via traditional fundraising channels. EPI also competes with companies that use traditional fundraising channels to distribute products other than local discount or coupon books, such as gift wrap, magazines and chocolates.

Financial Services and Real Estate

        In the case of lending-related services, LendingTree competes with traditional offline lending institutions and financial service companies. LendingTree also competes with e-lenders, including traditional lending institutions that are developing their own, stand-alone lending channels, which originate the bulk of their loans through their own websites or the telephone. In addition, some online financial services companies, including online brokerages and Internet banks, have extended consumer products to include online lending. These companies typically operate consumer-branded websites and attract consumers via online banner ads, key word placement on search engines, partnering with affiliates and business development arrangements with other properties, including major portals. In the case of real estate-related services, LendingTree competes with websites that provide online real estate referral services for a fee, as well as websites that offer real estate broker lists without related services and customer support.

Teleservices

        The consumer care industry in which PRC operates is very competitive and highly fragmented. Competitors range in size from very small firms offering specialized applications and short-term projects, to large independent and international firms and the in-house operations of many clients and potential clients, which comprises the largest segment of the industry. In addition, PRC competes with large technology and consulting firms with which it has not partnered to take advantage of potential business opportunities. PRC believes that the principal competitive factors in its industry are a reputation for quality, sales and marketing results, price, technological expertise and application, and the ability to promptly provide clients with customized and creative solutions and approaches to their customer service and marketing needs. Certain competitors may have capabilities and resources greater than PRC's, which may be a competitive disadvantage in bidding for very large programs.

EMPLOYEES

        As of December 31, 2003, IAC and its subsidiaries employed approximately 25,700 full-time employees across its various businesses. IAC believes that it generally has good employee relationships, including relationships with employees represented by unions and guilds.

ADDITIONAL INFORMATION

        The Company maintains a website at www.iac.com. The information on the Company's website is not incorporated by reference in this Annual Report on Form 10-K, or in any other filings with, or in any information furnished or submitted to, the Securities and Exchange Commission, or the SEC.

        The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after electronically filed with, or furnished to, the SEC.

        The Company's code of ethics, which applies to all employees, including all executive officers and senior financial officers (including IAC's Chief Financial Officer and IAC's Controller) and directors, is posted on the Company's website at www.iac.com. The code of ethics complies with Item 406 of SEC Regulation S-K and Nasdaq rules. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for IAC's executive officers, directors or senior financial officers, will also be disclosed on IAC's website.

Item 2. Properties

        IAC's facilities for its management and operations are generally adequate for its current and anticipated future needs. IAC's facilities generally consist of executive and administrative offices, fulfillment facilities, warehouses, operations centers, call centers, television production and distribution facilities, satellite transponder sites and sales offices.

        All of IAC's leases are at prevailing market, or "most favorable," rates and, except as noted, with unaffiliated parties. IAC believes that the duration of each lease is adequate. IAC believes that its principal properties, whether owned or leased, are adequate for the purposes for which they are used and are suitably maintained for these purposes. Most of the office/studio space leased by IAC is substantially utilized, and where significant excess space exists, IAC leases or subleases such space to the extent possible. IAC does not anticipate any future problems renewing or obtaining suitable leases for its principal properties.

Corporate

        IAC leases approximately 30,000 square feet for its principal executive offices at Carnegie Hall Tower, 152 West 57th Street, New York, New York, which lease expires on October 30, 2005.

IAC Travel

        Expedia leases approximately 200,000 square feet for its headquarters in Bellevue, Washington, pursuant to leases with expiration dates ranging from May 2004 to 2009. Expedia and its subsidiaries also lease space domestically in: San Jose, California; Washington, D.C.; Ft. Lauderdale, Florida; Post Falls, Idaho; Las Vegas, Nevada and Seattle and Tacoma, Washington. The scheduled expiration dates for these leases range from October 2004 to September 2007.

        Expedia and its subsidiaries also lease office space internationally in: Sydney, Australia; Brussels, Belgium; Montreal, Canada; Toronto, Canada; London, England; Paris, France; Munich, Germany; Milan, Italy; Amsterdam, The Netherlands and Madrid, Spain. The scheduled expiration dates for these leases range from May 2004 to June 2013.

        Hotels.com leases approximately 73,300 square feet of office space for its headquarters in Dallas, Texas, pursuant to a lease that expires in 2010. Hotels.com and its subsidiaries also lease office space domestically in: Miami, Florida; New Orleans, Louisiana; Grand Haven, Michigan; Springfield, Missouri; Atlantic City, New Jersey and Arlington, Ft. Worth and Pharr, Texas. Subsidiaries of Hotels.com lease office space internationally in Paris, France and Hong Kong, China. The scheduled expiration dates for these leases range from November 2004 to December 2010.

        Hotwire leases approximately 25,000 square feet of office space for its corporate offices in San Francisco, California, pursuant to a lease that expires in April 2008.

        Interval International® leases office and/or call center space in 9 locations in the United States, including space for its principal offices and its principal call center in Miami, Florida, pursuant to long-term leases that expire in July and October 2016, respectively. Interval also leases office space in 18 locations outside of the United States, including space for its European headquarters in London, England, pursuant to a lease that expires in May 2016.

Electronic Retailing

        HSN U.S. owns an approximately 480,000 square foot facility in St. Petersburg, Florida, which houses its television studios, broadcast facilities, administrative offices and training facilities. HSN U.S. also leases 40,000 square feet of modular buildings located at this facility.

        HSN U.S. owns warehouse facilities in St. Petersburg, Florida, which are used for general storage and miscellaneous facilities, and in Waterloo, Iowa and Salem, Virginia, which are used as fulfillment centers. HSN U.S. also leases warehouse facilities in: Fontana, California; Waterloo, Iowa; Edgewood, New York and Roanoke and Salem, Virginia pursuant to leases with expiration dates ranging from October 2004 to October 2015.

        HSN U.S. leases retail space in the Tampa Bay and Orlando, Florida areas and office space in Beachwood, Ohio pursuant to leases with expiration dates ranging from March 2004 to January 2005.

        HSN International.    HSE-Germany leases approximately 3,200 square meters in Ismaning, Germany (outside Munich) for its offices and studios pursuant to a long-term lease.

Ticketing

        Ticketmaster's corporate offices are housed at 8800 Sunset Boulevard, Los Angeles, California, which location is owned by TMC Realty, LLC, a subsidiary of IAC.

        Ticketmaster leases office space in various cities throughout the United States, Canada, Germany, Greece, France, Ireland, Norway and the United Kingdom pursuant to leases with scheduled expiration dates ranging from 2004 to June 2014. Ticketmaster also owns an operating office in Vancouver, Canada.

Personals

        Match.com leases approximately 40,100 square feet for its headquarters in Richardson, Texas pursuant to a lease that expires in February 2005. Soulmates Technology leases approximately 11,600 square feet for its headquarters in Sydney, Australia, pursuant to a lease that expires in December 2005. Match.com International subleases approximately 3,738 square feet for its headquarters in London, England, pursuant to a lease with Ticketmaster that expires in September 2005.

IAC Local Services

        Citysearch leases approximately 36,900 square feet for its headquarters at 3731 Wilshire Blvd., Los Angeles, California, pursuant to a lease that expires in 2006. Citysearch also leases local office space for its city guide business in approximately 13 cities throughout the United States pursuant to leases with terms ranging from month-to-month to seven years, most of which expire in 2005.

        EPI leases approximately 72,000 square feet for its headquarters at 1414 East Maple Road, Troy, Michigan, pursuant to a lease that expires in 2014. EPI also leases local sales office space in approximately 65 cities throughout the United States. Most of the leases for EPI's local offices have lease terms ranging from month-to-month to three years.

Financial Services and Real Estate

        LendingTree leases approximately 54,000 square feet for its executive offices and operations in Charlotte, North Carolina, pursuant to a lease that expires in 2010.

Teleservices

        PRC leases approximately 45,000 square feet of space for its headquarters in Plantation, Florida, pursuant to a lease that expires in March 2010. PRC subleases approximately 27,000 square feet of this space to Andrx Corporation.

        As of December 31, 2003, PRC operated 19 customer interaction centers, ranging in size from approximately 9,000 to 138,000 square feet, with workstations ranging from approximately 120 to 1,300, in various cities throughout Florida, Iowa and Pennsylvania. PRC leases space for all of its customer interaction centers, with the exception of its Sunrise, Florida center, which it owns. The leases for PRC's customer interaction centers have scheduled expiration dates ranging from May 2004 to 2025, assuming the exercise of all renewal options.

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

        The partnership agreement provides that VUE "shall, as soon as practicable after the close of each taxable year, make cash contributions to each Partner in an amount equal to the product of (a) the amount of taxable income allocated to such Partner for such taxable year. .. and (b) the highest aggregate marginal statutory Federal, state, local and foreign income tax rate. .. applicable to any Partner." The partnership agreement also provides that taxable income of VUE is to be allocated to the partners, including IAC and its affiliates, in a specified order, including amounts corresponding to the cash and pay-in-kind distributions on IAC's and its affiliates' preferred interests in VUE, which represent a 5% annual return on those interests (the "Preferred Return"). The actual amount of cash distributions with respect to taxable income on the Preferred Return would depend on several factors, including the amount of VUE's earnings and federal, state, and local income tax rates. Assuming sufficient VUE earnings in each of the next twenty years and a discount rate of 7%, such cash distributions could have a present value to IAC of up to approximately $620 million.

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

        As previously disclosed by the Company, on July 21, 2003, IAC filed a reply denying the material allegations of the defendants' counterclaims, which IAC believes are meritless. Pretrial discovery in the case has commenced with the exchange of interrogatories and document requests.

        On January 30, 2004, IAC filed a motion for judgment on the pleadings, on the grounds that the plain and clear language of the partnership agreement entitles IAC, as a matter of law, to the relief it seeks. The defendants' response to this motion is due to be filed by April 6, 2004.

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

        As previously disclosed by the Company, on April 10, 2003, the day of the announcement of the IAC/Hotels.com merger agreement, a purported class action on behalf of Hotels.com shareholders was filed in the Court of Chancery, New Castle County, State of Delaware, against Hotels.com, IAC, and members of the board of directors of Hotels.com. Michael Garvey, on Behalf of Himself and All Others Similarly Situated v. Jonathan F. Miller et al., No. 20248-NC. Also on April 10, 2003, the plaintiff in a purported shareholder derivative action on behalf of Hotels.com against certain officers and directors of Hotels.com, which was pending in the District Court of Dallas, Texas, 160th Judicial District, prior to the announcement of the merger transaction and had originally asserted derivative claims relating to Hotels.com's pre-merger earnings guidance (which claims are described more fully in a separate section below), filed an amended complaint to include class allegations regarding the merger transaction. Alex Solodovnikov, Derivatively on Behalf of Hotels.com v. Robert Diener et al., No. 03-02663. In addition, on April 17, 2003, the plaintiffs in a consolidated action pending in the Court of Chancery, New Castle

County, State of Delaware, which had consolidated a number of purported class actions filed against Hotels.com, IAC, and members of the board of directors of Hotels.com as a result of IAC's announcement in June 2002 of its intention to enter into a Hotels.com acquisition transaction, filed a consolidated and amended class-action complaint. In re Hotels.com Shareholders Litigation, No. 16662-NC. Pursuant to an agreement among counsel for the parties, the defendants' time to respond to this complaint and to the complaint in the Garvey case has been adjourned indefinitely.

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

        As previously disclosed by the Company, on August 12, 2003, the plaintiff filed an amended complaint containing substantially the same factual allegations and requests for relief, but naming as defendants Hotels.com, L.P., Hotels.com (the parent company of the Hotels.com, L.P. operating business), and IAC. On September 8, 2003, the defendants filed responsive pleadings that denied the material allegations of the amended complaint and asserted a number of defenses, including that the allegations in the amended complaint are subject to mandatory arbitration and, in IAC's case, that the court lacks personal jurisdiction over the Company.

        As previously disclosed by the Company, on September 25, 2003, the plaintiff in the Olvera litigation filed with the American Arbitration Association in Dallas, Texas, a demand for arbitration against Hotels.com, L.P. The arbitration claim contains substantially the same factual allegations as the amended complaint in the Olvera lawsuit. The arbitration is purportedly brought on behalf of a class comprised of all persons and entities who have purchased hotel accommodations from Hotels.com since October 31, 2001. The claimant seeks a determination that the arbitration is properly maintainable as a class proceeding and an order requiring disgorgement and restitution to the class members of excess profits allegedly derived from "assessing" hotel occupancy taxes that were neither owed nor paid to any taxing authority. On October 27, 2003, Hotels.com, L.P. filed a responsive pleading that denied the material allegations of the arbitration claim and asserted a number of defenses that it believes are meritorious.

        In the class-action litigation, discovery with respect to threshold jurisdictional and class-certification issues is under way. Disputes have arisen concerning the permissible scope of discovery at this stage of the case. On January 16, 2004, the Hotels.com defendants filed a motion for a protective order in connection with these disputes, and on January 20, 2004, the plaintiff filed a responding motion to compel. Those motions are pending.

        On January 24, 2004, the Hotels.com defendants filed a motion to stay the class-action litigation pending the outcome of the arbitration proceeding commenced by the plaintiff. That motion was opposed by the plaintiff on January 30, 2004, and is pending. Also on January 30, 2004, the plaintiff filed a second amended complaint containing substantially the same factual allegations and requests for relief as her prior pleadings, but slightly modifying the class allegations to take account of the class period alleged in the arbitration proceeding.

        The Company believes that the claims in both the Olvera lawsuit and the Olvera arbitration lack merit and will continue to defend vigorously against them.

Litigation Relating to Hotels.com's Guidance for the Fourth Quarter of 2002

        As previously disclosed in certain of the Company's SEC filings, including the 2002 10-K, a consolidated securities class action, Daniel Taubenfeld et al., on Behalf of Themselves and All Others Similarly Situated v. Hotels.com et al., No. 3:03-CV-0069-N, is pending in the United States District Court for the Northern District of Texas, arising out of Hotels.com's downward revision of its guidance for the fourth quarter of 2002. This lawsuit alleges that the defendants, Hotels.com and three of its executives, violated the federal securities laws during the period from October 23, 2002 and January 6, 2003 (the "Class Period"). The defendants are alleged to have knowingly (i) made certain materially false and misleading public statements with respect to the anticipated performance of Hotels.com during the fourth quarter of 2002, and (ii) concealed from the investing public certain material events and developments that were likely to render that anticipated performance unattainable. The individual defendants are further alleged to have profited from the rise in Hotels.com's share price caused by their public statements through sales of Hotels.com stock during the Class Period. The lawsuit further alleges that as a result of Hotels.com's announcement, on January 6, 2003, of a downward revision of its guidance for the fourth quarter of 2002, its share price declined by 25%. The lawsuit seeks certification of a class of all non-defendant purchasers of Hotels.com stock during the Class Period and seeks damages in an unspecified amount suffered by the putative class.

        As previously disclosed by the Company, on August 18, 2003, the lead plaintiffs in this action filed a consolidated class-action complaint. On October 31, 2003, the defendants filed a motion to dismiss the consolidated complaint. On January 13, 2004, the plaintiffs filed their opposition to the motion. On February 27, 2004, the defendants filed their reply. The motion is pending.

        As previously disclosed by the Company, two shareholder derivative actions, Anita Pomilio Wilson, Derivatively on Behalf of Nominal Defendant Hotels.com v. Elan J. Blutinger et al., No. 3:03-CV-0501-K, and Alex Solodovnikov, Derivatively on Behalf of Hotels.com v. Robert Diener et al., No. 3:03-CV-0812-K, arising out of the same events as the consolidated securities class action, have been pending in the same Texas federal court after removal from Texas state court. The defendants in these shareholder derivative actions are Hotels.com (as a nominal defendant only) and a number of current or former directors of Hotels.com. These lawsuits allege that the individual defendants who, during the period from October 25, 2002 to December 3, 2002, sold Hotels.com stock breached their fiduciary duty to Hotels.com by misappropriating, and trading and profiting on the basis of, proprietary, material non-public information concerning the financial condition and growth prospects of Hotels.com. The lawsuits also allege that all of the individual defendants aided and abetted the selling defendants' breaches of fiduciary duty by concealing from the market the information on the basis of which the selling defendants allegedly traded and profited. The lawsuits seek imposition of a constructive trust in favor of Hotels.com on the profits obtained by the selling defendants on their sales of Hotels.com stock during the period referred to above, as well as unspecified damages resulting from the individual defendants' alleged breaches of fiduciary duty.

        On December 16, 2003, the court issued an order consolidating the two shareholder derivative actions under the caption, In re Hotels.com Derivative Litigation, No. 3:03-CV-501-K. On January 28, 2004, the court issued an order (on consent) directing the lead plaintiff to file a consolidated complaint by April 27, 2004.

        The Company believes that both the securities class action and the shareholder derivative action lack merit and will continue to defend vigorously against them.

Tickets.com Litigation

        As previously disclosed in certain of the Company's SEC filings, including the 2002 10-K, in July 1999, Ticketmaster Online—Citysearch, Inc. and Ticketmaster Corporation (together, "Ticketmaster") commenced an action in the United States District Court for the Central District of California against Tickets.com, Inc. ("Tickets.com"). The complaint in the action, Ticketmaster Corporation and Ticketmaster Online-Citysearch, Inc. v. Tickets.com, Inc., No. 99-07654 (C.D. Cal.), alleged that Tickets.com was violating Ticketmaster's legal and contractual rights by, among other things, (i) providing deep-links to Ticketmaster's internal web pages without its consent, (ii) deceptively and systematically accessing Ticketmaster's computer systems and thereupon copying Ticketmaster event pages and extracting and reprinting on Tickets.com's website Ticketmaster's uniform resource locators ("URL's") and event information, and (iii) providing false and misleading information about Ticketmaster, the availability of tickets on Ticketmaster's website, and the relationship between Ticketmaster and Tickets.com.

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

        On January 22, 2003, the court dismissed, on consent, certain of Tickets.com's counterclaims, namely those alleging: violation of Section 1 of the Sherman Act; conspiracy to monopolize; common-law restraint of trade; violation of Section 17200 of the California Business and Professions Code by reason of a contract between Ticketmaster Corporation and Ticketmaster Online—Citysearch, Inc.; interference with prospective economic advantage; and common-law unfair competition and unfair business practices. On January 28, 2003, the parties agreed to the dismissal of certain of Ticketmaster's claims, namely those alleging: unfair competition and false designation of origin; reverse passing off; false advertising; violation of Section 17200 of the California Business and Professions Code by reason of unfair business practices; and interference with prospective economic advantage.

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

        On April 10, 2003, Tickets.com filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from that part of the district court's judgment dismissing Tickets.com's federal and state antitrust counterclaims against Ticketmaster. Ticketmaster elected not to cross-appeal from the district court's dismissal of its claims against Tickets.com. On August 27, 2003, Tickets.com filed its opening brief on appeal. On October 27, 2003, Ticketmaster filed its answering brief. On November 26, 2003, Tickets.com filed its reply brief. The court of appeals has not yet set a date for oral argument of Tickets.com's appeal.

        The Company continues to believe that, as reflected in the district court's ruling dismissing them, Tickets.com's antitrust claims against Ticketmaster are without merit, and will continue to defend vigorously against them on appeal.

Ticketmaster Consumer Class Action Related to Magazine Sales

        As previously disclosed in certain of the Company's SEC filings, including the 2002 10-K, in December 2000, Ticketmaster and Time Inc. ("Time") were sued in a putative consumer class action filed in the Florida Circuit, Thirteenth Judicial Circuit (Hillsborough County). The lawsuit, Victoria McLean v. Ticketmaster Corporation and Time Inc., No. G0009564, claims that in offering for sale Entertainment Weekly magazine, a Time publication, Ticketmaster has been involved in criminal activity, conspiracy, and unfair and deceptive trade practices due to the defendants' alleged disclosure of credit card information to third parties without express written consent and allegedly unauthorized posting of charges to credit card accounts. The complaint sought injunctive relief and treble damages, as well as attorneys' fees. Ticketmaster and Time subsequently filed a motion to dismiss the case on various grounds. In May 2001, an amended complaint was filed, adding a second consumer plaintiff. The defendants' motion to dismiss was withdrawn, and Ticketmaster filed an answer in July 2001. In May 2002, Ticketmaster and Time filed a motion for summary judgment, on which the court has not ruled.

        In December 2003, the parties reached a settlement of the case (on terms that are not material to Ticketmaster or the Company). On December 17, 2003, the court, in light of the settlement, dismissed the action with prejudice. As previously disclosed by the Company, two similar consumer class actions, brought in California and Michigan, were dismissed with prejudice in July and August 2003, respectively, in light of settlements reached by the parties (again, on terms that are not material to Ticketmaster or the Company).

HSN Consumer Class Action Litigations

        Illinois.    As previously disclosed in certain of the Company's SEC filings, including the 2002 10-K, in November 1999, Home Shopping Network, Inc. ("HSN") was sued in a putative class action filed in the Chancery Division of the Illinois Circuit Court (Cook County). The lawsuit, Bruce Tompkins et al. v. Proteva, Inc. et al., No. 99 CH 12013, was brought on behalf of consumers who purchased a Proteva personal computer from one of the defendants and experienced one of the following: (i) the computer was defective upon purchase or shortly thereafter; (ii) a defendant did not honor a rebate offer which had been made as part of the sale; or (iii) a defendant did not provide customer or warranty service as advertised. The complaint asserted claims for consumer fraud, breach of the implied warranty of merchantability, and unjust enrichment and sought compensatory and punitive damages, as well as attorneys' fees. HSN filed an answer denying the material allegations of the complaint as to it.

        The plaintiffs subsequently filed an amended complaint that, among other things, added a claim for breach of express warranty and added four corporate defendants, including Home Shopping Club LP. In May 2000, HSN and Home Shopping Club LP (together, "HSN") filed a motion to dismiss the amended complaint. That motion resulted in an order requiring the plaintiffs to amend the complaint again. In June 2000, a second amended complaint was filed, adding claims for negligent misrepresentation and breach of contract. In December 2000, a third amended complaint was filed, dropping the three non-HSN corporate defendants that had been added earlier and dropping the claims for negligent misrepresentation and breach of contract. In July 2001, a fourth amended complaint was filed. HSN has filed answers to the second, third, and fourth amended complaints, denying their material allegations as to it.

        In February 2001, the plaintiffs filed a motion for certification of a nationwide class, which HSN and the other defendants opposed. In December 2001, the court declined to certify a nationwide class and instead limited certification to a class of consumers resident in the state of Illinois. To date, plaintiffs have not provided notice of the class certification to the plaintiff class.

        In July 2002, HSN filed a motion for summary judgment. In March 2003, the court denied the motion. The parties have engaged in substantial discovery. No trial date has yet been set.

        Florida.    As previously disclosed in certain of the Company's SEC filings, including the 2002 10-K, in May 2002, Home Shopping Network, Inc. and Home Shopping Club LP (together, "HSN") were sued in a putative consumer class action in the Civil Division of the Florida Circuit Court (Pinellas County). The operative factual allegations and legal claims in the lawsuit, Susan DiCicco v. Home Shopping Network, Inc., d/b/a the Home Shopping Network, et ano., No. 02-3625-CI-19, also involve the sale and servicing of Proteva personal computers and are substantially the same as those in the Illinois lawsuit described above. The complaints assert claims against HSN for deceptive trade practices in violation of the Florida Deceptive and Unfair Trade Practices Act, breach of contract, breach of express and implied warranty, and unjust enrichment, and seeks damages, disgorgement of profits, and attorneys' fees. In August 2002, HSN filed an answer denying the material allegations of the complaint.

        California.    As previously disclosed in the Company's SEC filing on Form 10-Q for the quarter ended June 30, 2003, in May 2003, Home Shopping Network, Inc. and HSN Direct, Inc. (together, "HSN") were sued in a putative consumer class action in the Superior Court of the state of California (Los Angeles County). Like the Illinois and Florida lawsuits described above, this lawsuit, Dorothy Friedmann v. HSN Direct, Inc., d/b/a the Home Shopping Network, et al., No. BC-295766, arises out of the sale of allegedly defective Proteva personal computers. The complaint alleges that HSN, in marketing Proteva computers during the 1996-99 period, engaged in unlawful, unfair, and deceptive trade practices and false advertising, in violation of the California Business and Professions Code. The complaint seeks class certification, restitution of amounts paid, disgorgement of profits, and imposition of a constructive trust on amounts received from HSN's sale of Proteva computers. In July 2003, HSN filed an answer denying the material allegations of the complaint.

        Counsel for the parties have engaged in discussions concerning a possible resolution of these cases and have retained a mediator to assist in those discussions. As previously stated, the Company believes that HSN has substantial defenses to these lawsuits and, in the event that a mediated resolution is not achieved, will continue to defend vigorously against them.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of any of the Company's security holders during the fourth quarter of 2003.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        IAC Common Stock is quoted on The Nasdaq Stock Market, or "NASDAQ," under the ticker symbol "IACI." There is no established public trading market for IAC Class B Common Stock.

        The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for IAC Common Stock as reported on NASDAQ:

	High	Low
Year Ended December 31, 2003
First Quarter	$28.43	$20.99
Second Quarter	39.33	25.10
Third Quarter	42.74	33.18
Fourth Quarter	39.00	28.79
Year Ended December 31, 2002
First Quarter	$33.22	$25.41
Second Quarter	33.53	19.55
Third Quarter	24.11	16.25
Fourth Quarter	29.80	15.31

        As of March 1, 2004, there were approximately 6,000 holders of record of the Company's Common Stock and the closing price of IAC Common Stock was $32.80. Because many of the outstanding shares of IAC Common Stock are held by brokers and other institutions on behalf of shareholders, IAC is note able to estimate the total number of beneficial shareholders represented by these record holders.

        As of March 1, 2004, there were 8 holders of record of the Company's Class B Common Stock.

        IAC has paid no cash dividends on its Common Stock or Class B Common Stock to date and does not anticipate paying cash dividends on its Common Stock or Class B Common Stock in the immediate future.

        During the quarter ended December 31, 2003, the Company did not issue or sell any shares of its Common Stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended. For information regarding unregistered sales during the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, see "Item 2—Changes in Securities and Use of Proceeds" of IAC's Quarterly Reports on Form 10-Q for these periods.

Item 6. Selected Financial Data

        The following table presents selected historical financial data of IAC for each of the years in the five year period ended December 31, 2003. This data was derived from IAC's audited consolidated financial statements and reflects the operations and financial position of IAC at the dates and for the periods indicated. The information in this table should be read with the financial statements and accompanying notes and other financial data pertaining to IAC included herein. In August 2001, the Company completed its previously announced sale of all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations to Univision Communications Inc. ("Univision"). On May 7, 2002, IAC completed its transaction with Vivendi Universal, S.A. ("Vivendi") in which USA's Entertainment Group, consisting of USA Cable, Studios USA, and USA Films, was contributed to Vivendi Universal Entertainment LLLP, a new joint venture controlled by Vivendi. In addition, during the second quarter of 2003, USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. The financial position and results of operations of these companies as well as USAB and USA Entertainment Group have been presented as discontinued operations in the following table.

	Year Ended December 31,
	1999(1)	2000(2)	2001(3)	2002(4)(5)	2003(6)
	(Dollars in Thousands, Except Per Share Data)
Statements of Operations Data:
Net revenues	$1,969,234	$2,918,011	$3,434,571	$4,580,925	$6,328,118
Operating profit (loss)	(2,277)	(107,955)	(140,318)	152,598	400,183
Earnings (loss) from continuing operations before cumulative effect of accounting change	(22,642)	(144,767)	(162,811)	1,997	126,657
Earnings (loss) before cumulative effect of accounting change	(27,631)	(147,983)	392,795	2,414,492	167,396
Net earnings (loss) available to common shareholders	(27,631)	(147,983)	383,608	1,941,344	154,341
Basic earnings (loss) per common share from continuing operations available to common shareholders(7)(8):	(0.07)	(0.40)	(0.44)	(0.02)	0.19
Diluted earnings (loss) per common share from continuing operations available to common shareholders(7)(8):	(0.07)	(0.40)	(0.44)	(0.04)	0.17
Basic earnings (loss) per common share before cumulative effect of accounting change available to common shareholders(7)(8):	(0.08)	(0.41)	1.05	5.64	0.26
Diluted earnings (loss) per common share before cumulative effect of accounting change available to common shareholders(7)(8):	(0.08)	(0.41)	1.05	5.62	0.23
Basic earnings (loss) per common share available to common shareholders(7)(8):	(0.08)	(0.41)	1.03	4.55	0.26
Diluted earnings (loss) per common share available to common shareholders(7)(8):	(0.08)	(0.41)	1.03	4.54	0.23
Balance Sheet Data (end of period):
Working Capital	$381,046	$355,157	$1,380,936	$3,069,516	$2,336,795
Total Assets	5,139,583	5,581,943	6,527,068	15,658,992	21,586,588
Long-term obligations, net of current maturities	573,056	551,766	544,372	1,211,145	1,120,097
Minority Interest	742,365	895,251	703,995	1,081,274	110,799
Shareholders' equity	2,769,729	3,439,871	3,945,501	7,931,463	14,415,585

Other Data:
Net cash provided by (used in):
Operating activities	$115,508	$141,365	$369,279	$778,481	$1,304,668
Investing activities	(454,648)	(427,955)	(521,859)	316,637	(1,770,072)
Financing activities	48,780	(9,482)	6,954	672,521	(567,640)
Discontinued operations	267,657	94,706	322,342	(172,832)	(85,632)
Effect of exchange rate changes	(123)	(2,687)	(3,663)	11,131	19,624

(1)
The consolidated statement of operations data include the operations of Hotels.com since its acquisition by IAC on May 10, 1999 and net earnings available to common shareholders includes the results of October Films and the domestic film distribution and development businesses of Universal (which previously operated Polygram Filmed Entertainment), collectively referred to as USA Films, that were acquired by IAC on May 28, 1999. USA Films was contributed to VUE on May 7, 2002. Net earnings for the year ended December 31, 1999 includes a pre-tax gain of $89.7 million related to the sale of securities.

(2)
Net earnings available to common shareholders includes a pre-tax gain of $104.6 million related to IAC's exchange of its interest in Internet Shopping Network for 75% of Styleclick, Inc., a pre-tax gain of $3.7 million related to the Hotels.com initial public offering, and a pre-tax charge of $145.6 million related to impairment of Styleclick goodwill.

(3)
Net earnings available to common shareholders includes a gain of $517.8 million, net of tax, related to the sale of capital stock of certain USA Broadcasting subsidiaries and an after-tax expense of $9.2 million related to the cumulative effect of adoption as of January 1, 2001 of SOP 00-2, "Accounting by Producers or Distributors of Films."

(4)
In connection with IAC's acquisition of a controlling interest in Expedia, Inc., IAC issued approximately 13.1 million shares of Series A Redeemable Preferred Stock, or IAC preferred stock, at $50 face value ($656 million aggregate value), with a 1.99% annual dividend rate and which is convertible at any time into IAC common stock at an initial conversion price of $33.75. The conversion price will be adjusted downward pursuant to a specified formula if the average share price of IAC common stock over a ten-day trading period prior to conversion exceeds $35.10. Holders of IAC preferred stock may require IAC to purchase their shares on the fifth, seventh, tenth and fifteenth anniversary of the closing on February 4, 2002. IAC has the right to redeem such shares commencing on the tenth anniversary of February 4, 2002. Any payment by IAC with respect to the dividend or pursuant to any redemption requested by holders of IAC preferred stock or by IAC may be made in cash or IAC common stock, or a combination thereof, at the option of IAC.

(5)
Net earnings available to common shareholders includes a gain of $2.4 billion, net of tax, related to the contribution of the USA Entertainment Group to VUE and an after-tax expense of $461.4 million related to the cumulative effect of adoption as of January 1, 2002 of Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." Also includes results of Interval since its acquisition by IAC on September 24, 2002.

(6)
Includes the results of Entertainment Publications, Inc., LendingTree, Inc. and Hotwire. Inc. since their acquisition by IAC on March 25, 2003, August 8, 2003 and November 5, 2003, respectively.

(7)
Earnings (loss) per common share data and shares outstanding retroactively reflect the impact of a two-for one-stock split of IAC's Common Stock and IAC Class B common stock paid on February 24, 2000. All share numbers give effect to such stock split.

(8)
The following table adjusts IAC's reported net earnings (loss) and basic and diluted net earnings (loss) per share to exclude amortization expense related to goodwill and other intangible assets with indefinite lives as if Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles" was effective January 1, 2000:

	Year Ended December 31,
	2000	2001
	(In Thousands, Except Per Share Data)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS AVAILABLE TO COMMON SHAREHOLDERS
Reported loss from continuing operations available to common shareholders	$(144,767)	$(162,811)
Add: goodwill amortization	63,851	134,018

Loss from continuing operations as adjusted	$(80,916)	$(28,793)

Basic earnings (loss) per share from continuing operations available to common shareholders as adjusted:
Reported basic loss per share	$(0.40)	$(0.44)
Add: goodwill amortization	0.18	0.36

Adjusted basic earnings (loss) per share	$(0.22)	$(0.08)

Diluted earnings (loss) per share from continuing operation available to common shareholders as adjusted:
Reported diluted loss per share	$(0.40)	$(0.44)
Add: goodwill amortization	0.18	0.36

Adjusted diluted loss per share	$(0.22)	$(0.08)

NET EARNINGS (LOSS) AVAILABLE TO COMMON SHAREHOLDERS
Net earnings (loss) available to common shareholders	$(147,983)	$383,608
Add: goodwill amortization	206,151	176,413

Net earnings available to common shareholders as adjusted	$58,168	$560,021

Basic earnings (loss) per share as adjusted:
Reported basic net earnings (loss) per share	$(0.41)	$1.03
Add: goodwill amortization	0.57	0.47

Adjusted basic net earnings per share	$0.16	$1.50

Diluted earnings (loss) per share:
Reported diluted net earnings (loss) per share	$(0.41)	$1.03
Add: goodwill amortization	0.57	0.47

Adjusted diluted net earnings per share	$0.16	$1.50

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT OVERVIEW

        IAC is a leading, multi-brand interactive commerce company committed to harnessing the power of interactivity to make people's lives easier, everywhere and everyday. IAC operates a diversified portfolio of specialized and global brands in the travel, home shopping, ticketing, personals, local services, financial services and real estate and teleservices industries. IAC enables billions of dollars of consumer-direct transactions for products and services via the Internet, television and telephone.

        IAC consists of the following segments:

  •
  IAC Travel, which includes Expedia, Hotels.com, Hotwire, and Interval International;

  •
  Electronic Retailing, which includes HSN U.S. and HSN International;

  •
  Ticketing, which includes Ticketmaster;

  •
  Personals, which includes Match.com and uDate;

  •
  IAC Local Services, which includes Citysearch, Evite and Entertainment Publications, Inc.;

  •
  Financial Services and Real Estate, which includes LendingTree; and

  •
  Teleservices, which includes Precision Response Corporation.

        For further information regarding the operations of these segments, see Note 1 to the Consolidated Financial Statements and Item 1 "Business," found on page 1.

        IAC's operating businesses largely act as intermediaries between suppliers and consumers. We aggregate supply from a variety of sources and we capture consumer demand across a variety of channels. We strive to give our customers an outstanding shopping experience by offering a broad and unique selection of products and services at competitive prices, through convenient and informative websites built with state of the art technology, and by maintaining our commitment to quality customer service. We strive to deliver value to our supply partners by providing a cost-efficient means to reach a large number of consumers through multiple distribution channels, acquire new customers, target a variety of diverse market segments and help maximize inventory yields.

        Set forth below is information for 2003 and 2002 of the contributions made by our various reporting segments to consolidated revenue, operating income and OIBA:

	Twelve Months Ended December 31,
	2003	Percentage of Total Revenue	2002	Percentage of Total Revenue
	(Dollars in millions)
Revenue:
IACT	$2,610.1	41%	$1,563.9	34%
Electronic Retailing:
HSN U.S.	1,763.7	28%	1,613.2	35%
HSN International	466.7	7%	309.0	7%

Total Electronic Retailing	2,230.4	35%	1,922.2	42%
Ticketing	743.2	12%	655.3	14%
Personals	185.3	3%	125.8	3%
IAC Local Services	230.3	3%	30.8	1%
Financial Services and Real Estate	55.8	1%	N/A	N	/A
Teleservices	294.3	5%	294.1	6%
Intersegment elimination	(21.3)	0%	(11.2)	0%

Total	$6,328.1	100%	$4,580.9	100%

	Twelve Months Ended December 31,
	2003	Percentage of Total Operating Income	2002	Percentage of Total Operating Income
	(Dollars in millions)
Operating Income (Loss):
IACT	$347.0	87%	$177.9	117%
Electronic Retailing:
HSN U.S.	139.5	35%	130.5	86%
HSN International	31.3	8%	(62.3)	(41%)

Total Electronic Retailing	170.8	43%	68.2	45%
Ticketing	116.5	29%	96.9	63%
Personals	14.1	4%	22.6	15%
IAC Local Services	(29.4)	(8%)	(86.3)	(57%)
Financial Services and Real Estate	(16.5)	(4%)	N/A	N/A
Teleservices	12.5	3%	(26.4)	(17%)
Corporate and other	(214.8)	(54%)	(100.3)	(66%)

Total	$400.2	100%	$152.6	100%

	Twelve Months Ended December 31,
	2003	Percentage of Total OIBA	2002	Percentage of Total OIBA
	(Dollars in millions)
Operating Income (loss) before Amortization ("OIBA"):
IACT	$523.8	61%	$279.8	72%
Electronic Retailing:
HSN U.S.	190.3	22%	163.1	42%
HSN International	32.6	4%	(61.6)	(16%)

Total Electronic Retailing	222.9	26%	101.5	26%
Ticketing	144.5	17%	108.1	28%
Personals	31.0	4%	28.4	7%
IAC Local Services	26.2	3%	(32.3)	(8%)
Financial Services and Real Estate	1.2	0%	N/A	N/A
Teleservices	12.5	1%	(4.1)	(1%)
Corporate and other	(102.0)	(12%)	(92.3)	(24%)

Total	$860.1	100%	$389.1	100%

Principal Products, Services, Sources of Revenue

        IACT is our largest financial contributor. It offers consumers a variety of travel related services from a wide array of travel suppliers. Revenue from the worldwide booking of hotel rooms, particularly merchant hotel rooms (in which we help establish the pricing of the rooms but do not assume any inventory risk), has become an increasingly important part of our business. IACT also offers a variety of services on an agency basis, including air, car and some hotel rooms. Our dynamically assembled travel packages provide our customers with the ability to combine the purchase of various travel products in a single transaction at attractive pricing. We expect packages and multiple component transactions to grow as a percentage of our overall travel revenue.

        In Electronic Retailing, the majority of our revenue, operating income and OIBA are derived from the sale of merchandise promoted through our television programming via telephone or the Internet. We take inventory of most of the products we sell through Electronic Retailing.

        Our Ticketing business, principally Ticketmaster, is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell these tickets through a combination of websites, telephone services and ticket outlets.

        Our Financial Services and Real Estate and Teleservices businesses generally are compensated on a fee basis, Personals offers its own interactive services on a fee basis and IAC Local Services offer products and services that target the local market and are compensated based on products and services delivered.

        Our businesses rely heavily on technology to deliver outstanding services to our customers. We seek to offer our customers a broad range and unique selection of products and services and relevant information about those products and services, convenience and ease of use, including first class customer service, combined with great values and a unique merchant sensibility.

Channels of Distribution; Marketing Costs

        We offer products and services directly to customers through company websites, cable and broadcast television stations, telephone sales, and membership programs, allowing our customers to transact directly with us in a convenient manner. We have and will continue to invest aggressively in online and offline advertising to build our brands and drive traffic to our sites.

        We also pay for distribution of our services on third party distribution channels, such as Internet portals and search engines, and manage affiliate programs whereby we pay commissions and fees to third parties based on revenue earned. The cost of acquiring new customers through third party distribution channels has increased as Internet commerce continues to grow and competition in the segments in which we operate increases. We continue to place an increased emphasis on retaining current customers, which we believe will ultimately lower our marketing costs as a percentage of revenue in the long run. While sales and marketing as a percentage of revenue has increased from 12.3% in 2002 to 14.8% in 2003, we have increased our Operating Income Before Amortization ("OIBA") margins from 8.5% in 2002 to 13.6% in 2003.

Access to Supply

        We provide our merchant partners with an important customer acquisition channel, often through multiple IAC brands, and we believe that the ability of suppliers to reach a large audience through our services is a great benefit. We offer our customers the choice of multiple suppliers in one location, especially in the travel space whereby multiple airline and hotel brands are available to the customer in one, easy to navigate setting. We believe that the travel industry will continue to benefit from the opportunity to sell travel through our distribution channel and our extensive affiliate network, as we effectively aggregate demand and provide customers with the choice they desire. We believe that we generally enjoy excellent relationships with our vendors, however, there is always risk that certain vendors may not make their products and services available to us in the future, including vendors that manufacture goods for HSN, parties for whom we sell tickets and suppliers of travel services to IACT. In the travel space there has been increased emphasis by hotel chains and air suppliers on their own direct sale of travel services. Also, at this time certain low cost airline carriers restrict our access to their inventory and we are unable to predict if this will change in the future, but to date, this has not had a significant negative impact to our business.

International Operations

        We are placing greater emphasis on international markets, especially in regards to IACT, as we look to further expand our presence abroad, with a focus on Europe, given the large consumer marketplace for the goods and services that our brands offer. We believe that our technological expertise gives us an advantage in foreign markets, which generally lag the U.S. in online adoption but which we believe generally exhibit similar characteristics of the U.S. in regards to customer acceptance of an online marketplace. As a percentage of total IAC revenue, international operations represented 17%, 13% and 11% in 2003, 2002 and 2001, respectively.

Economic, Industry Specific Factors

        Most of our businesses are sensitive to the rate at which the purchase of products and services migrate on-line. Specifically with respect to travel, our travel revenues are more meaningfully impacted by the rate at which the purchase of travel services migrates on-line globally than the rate at which the travel industry grows. As a greater share of travel purchases are made on-line, we expect to continue to grow faster than the travel industry. We expect rates of online adoption to be especially high internationally and in the corporate travel sector, and we are devoting significant resources to these areas. In addition, online migration of traditional off-line businesses such as HSN, Ticketing and EPI favorably impacts our results, as online sales transactions are processed with little or no increased costs as compared to offline sales for which increased call center and other costs are incurred.

IAC Consolidated Results

        Top-line revenue was driven by increases of $1.0 billion from IACT, including the increase in revenue of $184.0 million from Interval which was acquired in September 2002 and $12.5 million from the acquisition of Hotwire in 2003, $257.3 million from the acquisitions of EPI and LendingTree in 2003, $157.7 million from HSN International, $150.5 million from HSN U.S. and $87.9 million from Ticketmaster.

        Operating income and OIBA increased at higher rates than revenue due to expanding gross margins, especially at IACT, as well as due to the scalability of our businesses operations, which support higher revenue levels more efficiently, partially offset by increased selling and marketing costs in 2003, as discussed above.

        Please see "Results of Operations" for further discussion of our segment results.

IAC'S PRINCIPLES OF FINANCIAL REPORTING

        IAC reports OIBA as a supplemental measure to GAAP. This measure, among other things, is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures, which we discuss below. It may seem that we have more adjusting items in our reconciliations than other companies. This is mainly because, in our short history, our businesses have changed significantly and we have been very acquisitive in nature.

Definitions of IAC's Non-GAAP Measure

        Operating Income before Amortization ("OIBA") is defined as operating income plus: (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of intangibles and goodwill and goodwill impairment, if applicable, (3) pro forma adjustments for significant acquisitions and (4) one-time items. We believe this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. OIBA has certain limitations in that it does not take into account the impact to IAC's income statement of certain expenses, including non-cash compensation associated with IAC's employees, non-cash payments to partners, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, GAAP financial statements and detailed descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

Pro Forma Results

        We have presented OIBA pro forma for the impact of IAC's initial acquisition of a majority stake in Expedia which occurred in February 2002, as if this transaction had occurred as of January 1, 2001. We believe that the pro forma results provide investors with better comparisons to prior periods, as well as a better view of ongoing operations.

One-Time Items

        OIBA is presented before non-recurring items. We only exclude as non-recurring items those that are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. Actual results include one-time items. Merger costs incurred by Expedia, Hotels.com and Ticketmaster for investment banking, legal, and accounting fees were related directly to the mergers were the only costs treated as one-time items for calculating OIBA. These costs were incurred solely in relation to the mergers, but may not be capitalized since Expedia, Hotels.com and Ticketmaster were considered targets in the transaction for accounting purposes. These costs do not directly benefit operations in any manner, would not normally be recorded by IAC if not for the fact it already consolidated these entities, and are all related to the same transaction, as IAC simultaneously announced its intention to commence its exchange offer for the companies in 2002. The majority of costs are for advisory services provided by investment bankers, and the amounts incurred in 2003 were pursuant to the same fee letters entered into by each company in 2002. Given these factors, we believe it is appropriate to consider these costs as one-time.

Non-Cash Expenses That Are Excluded From Our Non-GAAP Measures

        Amortization of non-cash compensation expense consists of restricted stock and options expense, which relates mostly to unvested options assumed by IAC in the Ticketmaster, Hotels.com and Expedia mergers. We view this expense as part of transaction costs, which are not paid in cash. Non-cash compensation also includes the expense associated with grants of restricted stock units for compensation purposes.

        Amortization of non-cash distribution and marketing expense consists mainly of Hotels.com performance warrants issued to obtain distribution and non-cash advertising secured from Universal Television as part of the Vivendi transaction. The Hotels.com warrants were principally issued as part of its initial public offering, and we do not anticipate replicating these arrangements. With the termination of the Travelocity affiliate agreement in September 2003, all outstanding Travelocity warrants were cancelled. The non-cash advertising from Universal is primarily for the benefit of Expedia, which runs television advertising primarily on the USA and Sci Fi cable channels without any cash cost. Ticketmaster and Match.com also recognize non-cash distribution and marketing expense related to barter arrangements for distribution secured from third parties, whereby advertising is provided by Ticketmaster and Match.com to a third party in return for distribution over the third party's network. The advertising provided has been secured by IAC, which in turn has secured the non-cash advertising pursuant to an agreement with Universal as part of the Vivendi transaction. Sufficient advertising has been secured to satisfy existing obligations. We do not expect to replace this non-cash marketing with an equivalent cash expense after it runs out in 2007, nor would IAC incur such amounts absent the advertising received in the Vivendi transaction.

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

Results of Operations for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

IAC Travel

	Twelve Months Ended December 31,
	2003	2002	Percentage Change
	(Dollars in millions)
Revenues	$2,610.1	$1,563.9	67%
Operating income	347.0	177.9	95%
As a percentage of revenue	13.3%	11.4%
OIBA	523.8	279.8	87%
As a percentage of revenue	20.1%	17.9%
Reconciliation of Operating income to OIBA:
Operating income	$347.0	$177.9
Amortization of non-cash distribution and marketing expense	41.9	32.7
Amortization of non-cash compensation expense	16.2	5.7
Amortization of intangibles	107.0	53.5
Merger costs	11.7	2.3
Pro forma adjustments	—	7.7

OIBA	$523.8	$279.8

        Revenue growth was primarily driven by strong results from worldwide merchant hotel revenue, with additional growth coming from package revenue and membership fee and exchange revenue from Interval. Worldwide merchant hotel room nights stayed increased 64% over 2002, including an increase in international markets, which represented 9% of total merchant hotel revenues in 2003 as compared to 5% in 2002. The increase in merchant hotel revenue was partially offset by the termination of the Travelocity affiliate relationship in September 2003. Travelocity was the largest affiliate of Hotels.com, representing 5% of IACT revenue in 2003 as compared to 11% in 2002. Even though Travelocity represented a significant, albeit declining, percentage of revenue, we expect that the long-term benefits of this event will outweigh the near-term negative impact, including the ability to integrate the operations of Expedia and Hotels.com. Revenue from travel packages, which allow customers to customize their travel by combining air, hotel, car and other product offerings, was $307.0 million in 2003, up 93% from 2002, due to improved package offerings and consumer acceptance of this product. Interval, which was acquired in September 2002, had increased 2003 revenue of $184.0 million as compared to the period post-acquisition in 2002. In addition, Hotwire, which was acquired in November 2003, contributed $12.5 million in revenue, although its operating income and OIBA results were minimal for the period consolidated.

        Revenue, operating income and OIBA were positively impacted in 2003 based on an analysis performed in the fourth quarter related to estimated supplier liabilities, resulting in an adjustment of $22.4 million. Excluding this amount, IACT's revenue, operating income and OIBA would have grown 65%, 82% and 79%, respectively in 2003. The analysis performed provided additional evidence that IACT used to update and refine its estimation of supplier liabilities, resulting in the decrease of $22.4 million. IACT does not expect to record any similar-sized adjustments in future periods.

        Operating income and OIBA increased as a result of the growth in revenues, although they increased at higher rates than revenue due to expanding gross margins as well as the scalability of the businesses that allow them to support higher revenue levels without commensurate increases in operating costs. Net revenue as a percentage of total gross transaction value, assuming Hotels.com reported revenues net, was 16.7% in 2003 compared to 14.8% in 2002. IACT incurred selling and marketing expenses of $472.5 million in 2003, up 92% from the prior year, in order to build brands and drive traffic to our sites. The increase in selling and marketing expenses as a percent of revenue was driven by higher costs of traffic acquisitions online, higher CPMs offline, and shift in business mix as our international businesses, which have a higher selling and marketing cost relative to revenue due to their early stages of development, grew faster than our domestic businesses. This increase was more than offset by the operating efficiencies described above. Interval's 2003 operating income and OIBA increased $46.2 million and $64.6 million, respectively, as compared to the period post-acquisition in 2002. Amortization of intangibles increased $53.5 million due principally to IAC's acquisition of the public's minority interest in Hotels.com and Expedia in 2003.

        IACT management continues in its efforts to evaluate the integration of the operations of Expedia and Hotels.com. As a result of integration efforts undertaken in 2003, Hotels.com recorded a write-off of duplicative packaging software of $4.7 million, as it adopted Expedia's technology. As a result of a change in business practices implemented near the beginning of 2004, IACT will begin reporting revenue for Hotels.com on a net basis. The change in business practices results from the integration and conforms Hotels.com's practices with those of other IACT businesses in regards to the merchant hotel business. There will be no impact to operating income or OIBA from the change in reporting. Assuming both companies presented merchant revenue on a net basis, IACT's pro forma net revenues for the years ended December 31, 2003 and 2002 would have been $1.67 billion and $907.0 million, respectively, with no impact on reported amounts of operating income or OIBA.

Electronic Retailing

  HSN U.S.

	Twelve Months Ended December 31,
	2003	2002	Percentage Change
	(Dollars in millions)
Revenues	$1,763.7	$1,613.2	9%
Operating income	139.5	130.5	7%
As a percentage of revenue	7.9%	8.1%
OIBA	190.3	163.1	17%
As a percentage of revenue	10.8%	10.1%
Reconciliation of Operating income to OIBA:
Operating income	$139.5	$130.5
Amortization of non-cash compensation expense	—	0.3
Amortization of intangibles	50.8	32.3

OIBA	$190.3	$163.1

        Revenue growth reflects a 5% increase in units shipped, a 4% increase in average price point, and a decline in the return rate of 90 bps. Overall, the product mix shifted slightly from Apparel/ Accessories and Jewelry to Health & Beauty and Home-Hardlines. The shift in product mix increased the average price point, as Home-Hardlines, which are comprised of items such as computers and electronics, generally carry higher sales prices and reduced return rates, as compared to Apparel/ Accessories and Jewelry. The impact of the decrease in return rates on gross profit was $6.8 million. HSN also improved its household television distribution, increasing full time equivalent homes by 4%, to 71.5 million. Off air sales, which include Autoship programs for health products and Upsell programs, had increased revenue of $30.3 million, or 20%, over 2002.

        Gross profit remained relatively consistent between years, at 37.1% for 2003 compared with 37.2% in 2002. Changes in product mix occurred during the year, shifting into products that carry slightly lower margins, partially offset by lower markdowns and improvements in fulfillment costs. Operating income and OIBA reflect the growth in revenue, as well as operating efficiencies, as fixed costs as a percentage of revenue declined from 11.6% in 2002 to 11.3% in 2003. In addition, depreciation expense declined $8.7 million compared to 2002. Operating income reflects increased amortization of intangibles resulting from the full year impact of the step-up in basis as a result of the Vivendi transaction that occurred in May 2002. Amortization of intangibles includes $2.7 million related to non-cash cable carriage acquired as a result of the VUE transaction.

  HSN International

	Twelve Months Ended December 31,
	2003	2002	Percentage Change
	(Dollars in millions)
Revenues	$466.7	$309.0	51%
Operating income (loss)	31.3	(62.3)	NM
As a percentage of revenue	6.7%	(20.2%)
OIBA	32.6	(61.6)	NM
As a percentage of revenue	7.0%	(19.9%)
Reconciliation of Operating income (loss) to OIBA:
Operating income (loss)	$31.3	$(62.3)
Amortization of intangibles	1.3	0.7

OIBA	$32.6	$(61.6)

        Revenue growth was driven by the full year impact of EUVÍA, which IAC began to consolidate in July 2002, which resulted in increased revenues of $91.9 million, to $118.3 million in 2003, and HSE-Germany, which increased revenues by $75.6 million, or 28%. On a pro forma basis, assuming EUVÍA was consolidated for all of 2002, EUVÍA's revenue increased 39% on a year over year Euro-equivalent basis due primarily to 9Live, its game and quiz show television format, due to a 12% increase in rates and a 29% increase in call volume, despite a continued increase in competition which caused call volume to decline slightly over the course of 2003 as compared to the fourth quarter of 2002. EUVÍA's travel business, Sonneklar, continued to develop, and contributed 18% to its overall revenue in 2003 compared to 13% in 2002, on a full year basis. HSE-Germany's growth is primarily due to the favorable impact of foreign exchange rates, which contributed $57.2 million in 2003, or 76% of the growth. HSE-Germany's revenue increased 7% on a year over year Euro-equivalent basis due to improved efficiencies with respect to the ordering process which has resulted in a decrease in the cancellation rates on orders.

        Operating income and OIBA were negatively impacted in 2002 by $31.4 million of restructuring and other charges recognized related to the closure of its operations in Italy, and a $17.8 million charge for the shut-down of HSN-Espanol, which operated a Spanish language electronic retailing operation serving customers primarily in the United States and Mexico.

Ticketing Operations

	Twelve Months Ended December 31,
	2003	2002	Percentage Change
	(Dollars in millions)
Revenues	$743.2	$655.3	13%
Operating income	116.5	96.9	20%
As a percentage of revenue	15.7%	14.8%
OIBA	144.5	108.1	34%
As a percentage of revenue	19.4%	16.5%
Reconciliation of Operating income to OIBA:
Operating income	$116.5	$96.9
Amortization of non-cash distribution and marketing expense	0.9	1.0
Amortization of non-cash compensation expense	—	0.5
Amortization of intangibles	27.0	9.7
Merger costs	0.1	—

OIBA	$144.5	$108.1

        Revenue growth was driven by a 10% increase in average revenue per ticket and a 5% increase in the number of tickets sold. Revenues increased $87.9 million, including $52.2 million domestically and $35.7 million internationally, including $11.7 million related to the full year impact of acquisitions made in 2002 in Denmark and the Netherlands. Revenue per ticket increased due to higher convenience and processing fees in both domestic and foreign markets as well as favorable exchange rates from foreign markets. International revenue increased $19.5 million, or 18%, on a year over year local currency basis. Revenues were favorably impacted by the mix of entertainment events, including an above-average number of stadium shows in 2003. We anticipate fewer stadium shows in 2004. Operating income and OIBA reflect the positive revenue variance, operating efficiencies and the favorable resolution of tax contingencies of $3.7 million. Fixed costs as a percentage of revenue declined from 28.3% in 2002 to 26.8% in 2003 due to the scalability of the business. Amortization of intangibles increased $17.3 million due to IAC's acquisition of the public's minority interest in Ticketmaster during 2003.

Personals

	Twelve Months Ended December 31,
	2003	2002	Percentage Change
	(Dollars in millions)
Revenues	$185.3	$125.8	47%
Operating income	14.1	22.6	(38%	)
As a percentage of revenue	7.6%	18.0%
OIBA	31.0	28.4	9%
As a percentage of revenue	16.7%	22.6%
Reconciliation of Operating income to OIBA:
Operating income	$14.1	$22.6
Amortization of non-cash distribution and marketing expense	4.0	5.8
Amortization of intangibles	12.9	—

OIBA	$31.0	$28.4

        Personals ended the year with 939,000 paid subscribers, up 30% from the end of 2002, with uDate, which was acquired in April 2003, contributing 12% of the subscriber growth. Revenue increased in domestic markets due to increases in subscriber count of 13% and higher overall pricing, although pricing declined during 2003 due to the introduction of lower monthly pricing for long-term subscriptions. Revenue from international operations increased $33.1 million, including the contribution of uDate of $18.5 million, with international operations accounting for 20% of total segment revenues in 2003 versus 3% in 2002. Overall, international operations were unprofitable in 2003 with an OIBA loss of $10.1 million compared to a loss of $4.0 million in 2002, due primarily to increased investments in building out the international operations and the results of uDate. 2003 operating income reflects an increase of $12.9 million of amortization of intangibles related primarily to the Ticketmaster buy-in, which included Match.com, completed by IAC in January 2003 and the acquisition of uDate. OIBA margins decreased in 2003 relative to 2002 primarily due to losses of international operations, including uDate described above.

IAC Local Services

	Twelve Months Ended December 31,
	2003	2002	Percentage Change
	(Dollars in millions)
Revenues	$230.3	$30.8	648%
Operating loss	(29.4)	(86.3)	66%
As a percentage of revenue	(12.8% )	(280.2% )
OIBA	26.2	(32.3)	NM
As a percentage of revenue	11.4%	(104.9% )
Reconciliation of Operating loss to OIBA:
Operating loss	$(29.4)	$(86.3)
Amortization of non-cash distribution and marketing expense	2.3	2.0
Amortization of intangibles	53.3	46.4
Merger costs	—	5.6

OIBA	$26.2	$(32.3)

        IAC Local Services consists primarily of Citysearch, including Evite, and Entertainment Publications. Net revenues for the year ended December 31, 2003 increased due to the acquisition of Entertainment Publications in March 2003, which contributed $201.5 million of revenue, $40.4 million of operating income and $46.1 million of OIBA in 2003. Revenue for Citysearch declined as compared to 2002 due to the shift of the business model from building web sites for local businesses for an annual fee, to the introduction of a new pay-for performance business model in 2003, which is expected to grow over time. Due to cost cutting initiatives introduced in 2002 and continued in 2003, Citysearch was able to decrease its operating and OIBA losses as compared to the prior year.

Financial Services and Real Estate

Period from August 8 – December 31, 2003
(Dollars in millions)
Revenues	$55.8
Operating loss	(16.5)
As a percentage of revenue	(29.6% )
OIBA	1.2
As a percentage of revenue	2.2%
Reconciliation of Operating loss to OIBA:
Operating loss	$(16.5)
Amortization of non-cash compensation expense	1.5
Amortization of intangibles	16.2

OIBA	$1.2

        Financial Services and Real Estate consist of the results of LendingTree from the date of acquisition on August 8, 2003. The fourth quarter of 2003 was the first full quarter that LendingTree, along with the rest of the industry, began to encounter the expected lower demand for refinancings of mortgages. This trend resulted in fewer mortgage requests and closings, and as a result revenue and operating income showed declines in the fourth quarter of 2003 compared with the fourth quarter of 2002 of $3.3 million and $17.7 million respectively. Some of the decline was also due to an increasingly competitive environment, higher marketing spend at the end of 2003 in anticipation of the seasonally stronger first quarter of 2004 and the amortization of intangibles and non-cash compensation in relation to the IAC acquisition of $9.9 million.

        For full year 2003 compared to 2002, LendingTree's revenue increased $48.8 million, or 44%, to $160.2 million, reflecting growth from both realty and lending services, particularly refinance mortgages.

Teleservices

	Twelve Months Ended December 31,
	2003	2002	Percentage Change
	(Dollars in millions)
Revenues	$294.3	$294.1	0.0%
Operating income (loss)	12.5	(26.4)	NM
As a percentage of revenue	4.2%	(9.0% )
OIBA	12.5	(4.1)	NM
As a percentage of revenue	4.2%	(1.4% )
Reconciliation of Operating income (loss) to OIBA:
Operating income (loss)	$12.5	$(26.4)
Goodwill Impairment	—	22.2

OIBA	$12.5	$(4.1)

        Teleservices continued to make progress in its turnaround in 2003 despite tough economic conditions affecting the industry. While revenue remained flat, operating income and OIBA both increased over 2002. PRC continued to face significant pricing pressure and competition for reduced call volumes but PRC continued to grow organic market share to help offset these pressures. OIBA for 2002 included a goodwill impairment charge of $22.2 million recognized in the second quarter and a $7.9 million restructuring charge recognized for the closure of certain call centers. The goodwill impairment charge of $22.2 million noted above relates to contingent purchase consideration recorded in the second quarter of 2002 in connection with the purchase of Access Direct.

        Excluding these charges in 2002, operating income and OIBA increased by $8.7 million due to decreases in call center capacity, fixed costs and depreciation expense in 2003. These costs decreased as management continued to focus on improving operating efficiencies and key strategic initiatives throughout the organization. PRC anticipates it will continue to realize the benefits of turnaround measures in 2004 although PRC expects the first and second quarters of 2004 to be adversely impacted by the anticipated termination of certain client programs. Revenue for the year ended December 31, 2003 and 2002 includes $17.8 million and $9.9 million, respectively, for services provided to other IAC businesses.

        In the second quarter of 2003 the Company ceased operations of Avaltus, Inc., a subsidiary of PRC. Accordingly, the results of operations and statement of position of Avaltus are presented as discontinued operations for all periods presented.

Corporate and Other

        Corporate operating losses in 2003 were $186.0 million compared with $64.9 million in 2002. The significant increase is related primarily to non-cash compensation of $110.5 million, including the impact of unvested stock options assumed in the buy-ins of Ticketmaster, Hotels.com and Expedia and other acquisitions, as well as expense related to restricted stock units, which IAC began to issue in 2003 in lieu of stock options. We expect amortization of non-cash compensation of approximately $250 million for the full year 2004.

        As noted in the Company's previous filings, the majority of the USA Broadcasting stations sold to Univision are located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN initially lost approximately 12 million broadcast homes and accordingly, HSN's operating results were affected. Disengagement expenses were $22.0 million in 2003 compared to $31.8 million in 2002, principally reflecting a decrease in marketing expenses.

Other Income (Expense)

        Interest income in 2003 was $175.8 million compared with $114.6 million in 2002. The increase in interest income is due primarily to amounts earned on proceeds from the Vivendi transaction in May 2002, including (i) $37.3 million of PIK interest on the Series A Preferred in 2003 compared with $23.0 million in 2002 and (ii) $63.9 million of cash interest on the Series B Preferred in 2003 compared with $41.1 million in 2002. In addition, average cash and marketable securities on hand during 2003 and 2002 were $3.6 billion and $2.5 billion, respectively, resulting in higher interest income in 2003.

        Interest expense in 2003 was $92.9 million compared with $44.5 million in 2002. The increase in interest expense is due primarily to an increase of $50.3 million related to the Company's $750 million 7% Senior Notes issued in December 2002, partially offset by a $6.2 million decrease in interest on the Company's $500 million 6 3/4% Senior Notes issued in 1998 due to repurchases made in late 2002 and 2003, including $92.2 million in aggregate principal amount that were repurchased during 2003. In 2003, the Company realized losses on the repurchase of bonds of ($8.6) million. During 2002, the Company realized losses of ($2.0) million in connection with the repurchase of bonds issued by Savoy Pictures Entertainment, Inc., a subsidiary of IAC.

        The Company realized pre-tax losses in 2003 of ($224.5) million on equity losses from its investment in Vivendi Universal Entertainment, LLLP ("VUE"), a joint venture between the Company and Vivendi Universal, S.A. ("Vivendi") formed on May 7, 2002, compared with equity income of $6.1 million in 2002. During the first quarter of 2003, IAC received the audited financial statements of VUE for the year ended December 31, 2002, which disclosed that VUE recorded an impairment charge for goodwill and intangible assets and other long-lived assets of $4.5 billion in the period May 7, 2002 to December 31, 2002 based upon VUE management's review of the estimated fair value of VUE as of December 31, 2002. Because of delays in VUE's financial reporting, IAC records its 5.44% proportionate share of the results of VUE on a one-quarter lag. The charge taken by IAC in the first quarter of 2003 was approximately $245 million, before a tax benefit of $96 million.

        For 2003 and 2002, the Company realized pre-tax income (losses) of $3.8 million and ($115.6) million, respectively, on equity income (losses) in unconsolidated subsidiaries and other expenses. The 2002 losses resulted primarily from pre-consolidation results of HOT Networks, which operates electronic retailing operations in Europe, and was impacted by charges of $88.3 million, relating primarily to the closure of HOT Network's Belgium and UK operations and a write-down of HSN's investment in China based on operating performance.

Income Taxes

        The tax rate for continuing operations was 27% in 2003 compared to 58% in 2002. The 2003 tax rate is lower than the federal tax rate of 35% due principally to valuation allowances reversals of $34.2 million and a decrease in deferred tax liabilities of $13.3 million due to a change in the effective state tax rate. The valuation allowances were reversed based on an assessment that it was probable that the related tax benefits would be realized. The effective state tax rate decreased as a result of IAC's mergers with its formerly public subsidiaries in 2003 and the Vivendi transaction in 2002. Partially offsetting these decreases in income taxes are earnings in foreign jurisdictions that are taxed at rates higher than 35% and amortization of intangibles for book purposes for which the Company receives no tax deduction. The Company expects a tax rate of approximately 39% will apply for the full year 2004. In 2002, the Company recorded, in continuing operations, a tax benefit of $42 million related to a deduction related to its investment in HOT Networks.

Minority Interest

        The 2003 amount represents the public's ownership of the Company's former public subsidiaries, Ticketmaster, Hotels.com and Expedia until the date of the respective buy-ins, HSE-Germany, and EUVÍA, including redeemable preferred equity interests issued by EUVÍA that are originally due in 2006, but EUVÍA has the right to extend maturity to 2016 based on meeting certain financial covenants. The EUVÍA preferred equity interest is only due to the holder under German law to the extent sufficient funds in excess of fixed capital at EUVÍA are available. In 2002 minority interest primarily represents Universal's and Liberty's ownership interest in USANi LLC through May 7, 2002, Liberty's ownership interest in Home Shopping Network, Inc. through June 27, 2002, the public's minority interests in Ticketmaster, Hotels.com and Expedia, HSE-Germany, and EUVÍA since its consolidation in July 2002.

Discontinued Operations

        In the second quarter of 2003 USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. Accordingly, the results of operations and statement of position of these businesses are presented as discontinued operations for all periods presented. In addition, through May 7, 2002, the Company's results also included the USA Entertainment Group, consisting of USA Cable, including USA Network and Sci Fi Channel, and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. The USA Entertainment Group was contributed to a joint venture with Vivendi on May 7, 2002. As a result, the results of operations and assets and liabilities of USA Entertainment are presented as a discontinued operation through May 7, 2002. The net gain on contribution of the USA Entertainment Group to VUE for the year ended December 31, 2002 was $2.4 billion, which occurred in the second quarter of 2002. The net income related to these discontinued businesses for the years ended December 31, 2003 and 2002 was $40.7 million and $34.2 million, respectively, net of tax.

Results of Operations for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

IACT

	Twelve Months Ended December 31,
	2002	2001	Percentage Change
	(Dollars in millions)
Revenues	$1,563.9	$536.5	192%
Operating income	177.9	15.8	1,026%
As a percentage of revenue	11.4%	2.9%
OIBA	279.8	129.6	116%
As a percentage of pro forma revenue	17.5%	15.6%
Reconciliation of Operating income to OIBA:
Operating income	$177.9	$15.8
Amortization of non-cash distribution and marketing expense	32.7	17.0
Amortization of non-cash compensation expense	5.7	—
Amortization of intangibles	53.5	0.6
Amortization of goodwill	—	46.4
Merger costs	2.3	—
Pro forma adjustments	7.7	49.8

OIBA	$279.8	$129.6

        Revenue growth in 2002 was primarily driven by the acquisition of a controlling interest in Expedia on February 4, 2002, as well as by the acquisition of Interval International on September 24, 2002 and the acquisition of TV Travel Shop on May 1, 2002. These acquisitions accounted for revenue in 2002 of approximately $553.7 million, $38.7 million and $26.1 million, respectively. Excluding the results of these operations, IAC Travel revenues increased approximately $408.9 million, or 76.2%, primarily as a result of the growth of the new website and brand, Hotels.com, and the growth in travel and lodging bookings through the Internet. Merchant room nights sold increased 84.7% to 7.8 million in 2002 from 4.2 million in 2001 in part due to the addition of 147 new markets in 2002, including 85 new markets in international locations, a 69.1% increase in properties, as well as an increase in room allotments available for sale. Revenues derived from Hotels.com agreement with Travelocity, its largest affiliate at the time, accounted for approximately 11% of IACT total revenues in 2002 and 18% of total revenue in 2001. Assuming IAC's initial acquisition of a majority stake in Expedia in February 2002 had occurred at the beginning of the periods presented, pro forma revenues for IACT for the years ended December 31, 2002 and 2001 would have been $1.6 billion and $833.4 million, respectively.

        Operating income and OIBA were impacted in 2002 by increased advertising and promotional costs and increased costs to support the higher level of sales. IACT incurred advertising and marketing expenses of $246.5 million in 2002, up 572% from the prior year due to the acquisitions and in order to build the brands and drive traffic to the sites, including the Hotels.com site launched in 2002.

        As previously disclosed, Expedia presents its merchant hotel revenue on a net basis and Hotels.com presents its merchant hotel revenue on a gross basis. Assuming both companies presented merchant revenue on a net basis, IAC Travel's pro forma net revenues for the year ended December 31, 2002 and 2001 would have been $907.0 million and $156.6 million, respectively.

Electronic Retailing

HSN U.S.

	Twelve Months Ended December 31,
	2002	2001	Percentage Change
	(Dollars in millions)
Revenues	$1,613.2	$1,660.1	(3%)
Operating income	130.5	103.6	26%
As a percentage of revenue	8.1%	6.2%
OIBA	163.1	137.4	19%
As a percentage of revenue	10.1%	8.3%
Reconciliation of Operating income to OIBA:
Operating income	$130.5	$103.6
Amortization of non-cash compensation expense	0.3	0.2
Amortization of intangibles	32.3	0.9
Amortization of goodwill	—	32.7

OIBA	$163.1	$137.4

        Top-line revenue decreased due to a shift in product mix, the challenging retail environment and disengagement (see below). The average price point for the year decreased to $44.71 in 2002 from $46.54 in 2001 on slightly increased units shipped. However, gross margin at HSN increased 320 bps, to 37.2% in 2002 compared to 34.0% in 2001 due primarily to the impacts of a shift in product mix from lower margin products such as computers and electronics to higher margin products such as Apparel, Health and Beauty and Home—Softlines. Computers and electronics comprised approximately 5% more of total sales in 2001 as compared to 2002, and carry a gross margin of approximately 22%. Apparel, Health and Beauty and Home—Softlines comprised approximately 6% more of total sales in 2002 as compared to 2001, and carried a gross margin in 2002 of approximately 42%. Margins were also positively impacted in 2002 due to a reduction in return rates (18.6% in 2002 from 18.9% in 2001)

and a reduction in mark-downs and clearance sales which resulted in an increase in gross profits of $11.8 million over the prior year. Returns had a favorable impact on margins of $7.5 million. In addition, net shipping and handling revenue increased due in part to lower shipping and handling costs of $5.9 million. The improvements were driven by efficiency improvements at the Company's California warehouse facility that opened in 2001, and lower drop shipment costs due to a shift away from computer and electronics, which are primarily drop shipped to consumers.

        The increase in operating income was also impacted by the change in gross margins discussed above, as well as being positively impacted by increased sales via HSN.com, which result in lower costs per order and accounted for 12% of sales in 2002 versus 8% in 2001. In addition, amounts paid to broadcasters in 2002 decreased $7.3 million, due principally to the Company entering new cable distribution agreements as a result of disengagement, which is explained further below. Operating income in 2001 was adversely impacted by the events of September 11th as viewers turned to coverage of the events. HSN ceased live programming for a short period after the events of September 11th and aired live news programming from USA Cable's NWI. As previously disclosed, 2002 revenue was impacted by the disengagement of former USA Broadcasting stations that aired Home Shopping programming in late 2001 and early 2002. See below for further information on disengagement. On a pro forma basis, based on the estimated impact of disengagement for the 2001 results, net revenues for 2002 increased by $91.8 million, or 6.0%, to $1.61 billion from $1.52 billion.

Disengagement

        As noted in the Company's previous filings, the majority of the USAB stations sold to Univision are located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN initially lost approximately 12 million broadcast homes and accordingly, HSN's operating results were affected. In order to effectively transfer HSN's distribution to cable, in 2002 HSN incurred charges of approximately $31.8 million, in the form of payments to cable operators and related marketing expenses, including $2.2 million of redemptions of coupons offered to customers impacted by disengagement. The Company has supplemented its discussion of HSN's results by including a comparison of 2002 to 2001, adjusted for the estimated impact of disengagement on revenues.

HSN International

	Twelve Months Ended December 31,
	2002	2001	Percentage Change
	(Dollars in millions)
Revenues	$309.0	$270.7	14%
Operating loss	(62.3)	(28.3)	(120%)
As a percentage of revenue	(20.2%)	(10.5%)
OIBA	(61.6)	(27.8)	(122%)
As a percentage of revenue	(19.9%)	(10.3%)
Reconciliation of Operating loss to OIBA:
Operating loss	$(62.3)	$(28.3)
Amortization of intangibles	0.7	0.5

OIBA	$(61.6)	$(27.8)

        HSN International consisted primarily of HSE–Germany, EUVÍA since its consolidation in July 2002 and HSN–Espanol, until it was shut down in the second quarter of 2002. The increase in revenues is due to the consolidation of EUVÍA as of the third quarter of 2002, which resulted in increased revenue of $26.4 million; an increase in revenue of HSE–Germany of $25.6 million, or 10.3%, to $272.9 million in 2002 from $247.3 million in 2001; and a decrease in sales of HSN–Espanol of $13.7 million. Net revenues for HSE–Germany in local currency increased 4.6%, primarily due to lower cancellation rates, higher shipped sales, and lower return rates in 2002 compared to 2001. HSE–Germany sales in 2001 were affected by operational complications relating to the conversion to a new order management system, which were resolved in 2002.

        The Company shut down the operations of HSN–Espanol, which operated a Spanish language electronic retailing operations serving customers primarily in the United States and Mexico, in the second quarter of 2002, resulting in operating and OIBA losses for 2002 of $17.8 million. During the third quarter of 2002, the Company decided to discontinue its active majority interest in the HSE–Italy business, resulting in a restructuring charge of $31.4 million, which impacted both operating losses and OIBA.

Ticketing Operations

	Twelve Months Ended December 31,
	2002	2001	Percentage Change
	(Dollars in millions)
Revenues	$655.3	$579.7	13%
Operating income	96.9	15.2	538%
As a percentage of revenue	14.8%	2.6%
OIBA	108.1	74.3	45%
As a percentage of revenue	16.5%	12.8%
Reconciliation of Operating income to OIBA:
Operating income	$96.9	$15.2
Amortization of non-cash distribution and marketing expense	1.0	0.4
Amortization of non-cash compensation expense	0.5	1.1
Amortization of intangibles	9.7	10.0
Amortization of goodwill	—	47.6

OIBA	$108.1	$74.3

        Revenue growth in 2002 is primarily due to a 5% increase in the average revenue per ticket, and a 10% increase in the number of tickets sold to 95.1 million. The increase in tickets sold primarily reflects Ticketing's successful growth efforts in its existing domestic and international markets, further increased by an acquisition in Norway in October 2001 and in the Netherlands in June 2002 which resulted in increased revenue of $5.6 million and $6.0 million, respectively. Operating income and OIBA increased in 2002 due primarily to the increases discussed above and due to increased margins in Ticketing's domestic and international operations, partly offset by the adverse effects in 2001 related to the events surrounding September 11, 2001. The impact of the acquisitions in Norway and the Netherlands resulted in increased operating income and OIBA of approximately $1.1 million.

Personals

	Twelve Months Ended December 31,
	2002	2001	Percentage Change
	(Dollars in millions)
Revenues	$125.8	$49.3	155%
Operating income (loss)	22.6	(8.9)	NM
As a percentage of revenue	18.0%	(18.1%)
OIBA	28.4	14.7	93%
As a percentage of revenue	22.6%	29.8%
Reconciliation of Operating income (loss) to OIBA:
Operating income (loss)	$22.6	$(8.9)
Amortization of non-cash distribution and marketing expense	5.8	5.9
Amortization of goodwill	—	17.7

OIBA	$28.4	$14.7

        Net revenues in 2002 grew as the average number of personals subscriptions increased 149% in 2002 compared to 2001. Subscriber growth came through all channels including partnerships, direct domains and affiliates. Revenue growth also was positively impacted, in part, by the eight months of activity associated with the acquisition of Soulmates, which was acquired in April of 2002. The increase in operating income is primarily attributable to the revenue growth noted above, partially offset by higher cost of revenue and sales and marketing expenses as the Company sought to aggressively grow consumer brand recognition in 2002.

IAC Local Services

	Twelve Months Ended December 31,
	2002	2001	Percentage Change
	(Dollars in millions)
Revenues	$30.8	$46.1	(33%)
Operating loss	(86.3)	(150.7)	43%
As a percentage of revenue	(280.2%)	(326.9%)
OIBA	(32.3)	(40.8)	21%
As a percentage of revenue	(104.9%)	(88.5%)
Reconciliation of Operating loss to OIBA:
Operating loss	$(86.3)	$(150.7)
Amortization of non-cash distribution and marketing expense	2.0	11.4
Amortization of non-cash compensation expense	—	1.4
Amortization of intangibles	46.4	64.4
Amortization of goodwill	—	32.7
Merger costs	5.6	—

OIBA	$(32.3)	$(40.8)

        IAC Local Services consists primarily of Citysearch, including Evite. Net revenues for the year ended December 31, 2002 decreased due primarily to continued softness in the online advertising market as well as the Company's strategic decision to transition its revenue base to advertising products with better profit potential for the Company. Operating losses decreased due primarily to initiatives to reduce operating costs.

Teleservices

	Twelve Months Ended December 31,
	2002	2001	Percentage Change
	(Dollars in millions)
Revenues	$294.1	$296.2	(1%)
Operating loss	(26.4)	(40.3)	34%
As a percentage of revenue	(9.0%)	(13.6%)
OIBA	(4.1)	(5.2)	21%
As a percentage of revenue	(1.4%)	(1.8%)
Reconciliation of Operating loss to OIBA:
Operating loss	$(26.4)	$(40.3)
Amortization of goodwill	—	35.1
Goodwill impairment	22.2	—

OIBA	$(4.1)	$(5.2)

        Net revenues for the year ended December 31, 2002 remained flat. Revenue for the year ended December 31, 2002 and 2001 includes $9.9 million and $7.1 million, respectively, for services provided to other IAC businesses. The decrease in operating loss in 2002 is due primarily to a decrease in goodwill amortization of $35.1 million in 2001 offset by a goodwill impairment charge of $22.2 million recognized in the second quarter of 2002. Operating loss and OIBA include charges of $7.9 million and $2.9 million in 2002 and 2001, respectively, due to call center closures and the reduction in workforce.

Restructuring Charges

        Restructuring charges were $54.1 million in 2002 and $3.9 million in 2001. The 2002 amounts relate to various business segments, including $14.8 million for HSN-International related to the shut-down of HSN-Espanol, the Company's Spanish language electronic retailing operation, due to high costs of carriage and disappointing sales per home; $31.4 million related to HSE-Italy due to large losses incurred in the market and uncertainty as to the ability to reach profitability; $7.9 million for PRC related principally to the shut-down of three call centers and resulting employee terminations due principally to the decline in the teleservices market that resulted in excess industry capacity and lower pricing. Costs that relate to ongoing operations are not part of the restructuring charges and are not included in "Restructuring Charges" on the statement of operations. Furthermore, all inventory and accounts receivable adjustments that resulted from the restructuring actions are classified as operating expenses in the statement of operations. The 2001 amounts relate to various business segments, including $2.9 million for PRC related to a reduction of workforce and capacity due principally to the decline in the teleservicing market and $0.9 million for Citysearch due to a change in the business model.

Other Income (Expense)

        Interest income in 2002 was $114.6 million compared with $26.8 million in 2001. The increase in interest income is due primarily to amounts earned on proceeds from the VUE transaction in May 2002, including (i) $23.0 million of PIK interest on the Series A Preferred in 2002 and (ii) $41.1 million of cash interest on the Series B Preferred in 2002. In addition, average cash and marketable securities on hand during the year ended December 31, 2002 and 2001 were $2.5 billion and $0.8 million, respectively, which resulted in increased interest income in 2002.

        For the year ended December 31, 2002, the Company realized pre-tax income of $6.1 million related to equity in the income from its investment in VUE, a joint venture between the Company and Vivendi formed on May 7, 2002.

        In 2002 and 2001, the Company realized pre-tax losses of ($115.6) million and ($49.8) million, respectively, on equity losses in unconsolidated subsidiaries and other expenses. The 2002 losses resulted primarily from the pre-consolidation results of HOT Networks, which operates electronic retailing operations in Europe, and was impacted primarily by charges of $88.3 million, relating primarily to the impact of HOT Networks closing its Belgium and UK operations in 2002 as well as due to a write-down of HSN's investment in China based on operating performance.

Income Taxes

        The tax rate for continuing operations was 58% in 2002 compared to 4% in 2001. The 2002 tax rate is higher than the federal tax rate of 35% due principally to the impact of earnings in foreign jurisdictions that are taxed at rates higher than 35%, amortization of intangibles for book purposes for which the Company receives no deduction, state income taxes, offset partially by the reversal of valuation allowances of $29.0 million that were provided against deferred tax assets in prior years based on the current assessment of the realizability of such amounts. In 2002, the Company also realized a tax benefit of $42.0 million in continuing operations related to a deduction received related to the restructuring of HOT Networks. In 2001, the Company had tax expense even though it had a loss from continuing operations due primarily to the items discussed above, except that it recorded $53.7 million of valuation allowances for deferred tax assets that the Company did not believe would be realized, based upon its assessment of the facts and circumstances in 2001.

Discontinued Operations

        In the second quarter of 2003, ECS, Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. Accordingly, the results of operations and statement of position of these businesses are presented as discontinued operations for all periods presented. In addition, the USA Entertainment Group, which was contributed to VUE on May 7, 2002, and USA Broadcasting are presented as discontinued operations for all applicable periods presented. The net income related to these discontinued operations for the years ended December 31, 2002 and 2001 were $34.2 million and $37.8 million, respectively.

        During the three months ended March 31, 2001, the USA Entertainment Group recorded expense of $9.2 million related to the cumulative effect of adoption of Statement of Position 00-2 "Accounting By Producers or Distributors of Films."

Reconciliation of OIBA

        The following table is a reconciliation of OIBA to operating income (loss) and net earnings available to common shareholders for the years ended December 31, 2003, 2002 and 2001.

	Twelve Months Ended December 31,
	2003	2002	2001
	(In Thousands)
OIBA	$860,064	$389,116	$237,976
Amortization of non-cash distribution and marketing expense	(51,432)	(37,344)	(26,385)
Amortization of non-cash compensation expense	(128,185)	(15,637)	(7,608)
Amortization of intangibles	(268,504)	(145,667)	(294,486)
Goodwill impairment	—	(22,247)	—
Merger costs(a)	(11,760)	(7,910)	—
Pro forma adjustments(b)	—	(7,713)	(49,815)

Operating income (loss)	400,183	152,598	(140,318)
Interest income	175,822	114,599	26,787
Interest expense	(92,913)	(44,467)	(46,132)
Equity in (losses) earnings of VUE	(224,468)	6,107	—
Equity in earnings (losses) in unconsolidated subsidiaries and other expenses	3,767	(115,640)	(49,798)
Income tax expense	(70,691)	(65,127)	(9,181)
Minority interest	(65,043)	(46,073)	55,831
Gain on contribution of USA Entertainment to VUE, net of tax	—	2,378,311	—
Gain on disposal of Broadcasting stations, net of tax	—	—	517,847
Discontinued operations, net of tax	40,739	34,184	37,759
Cumulative effect of accounting change, net of tax	—	(461,389)	(9,187)
Preferred dividend	(13,055)	(11,759)	—

Net earnings available to common shareholders	$154,341	$1,941,344	$383,608

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

(b)
Pro forma adjustments to 2002 and 2001 represent the impact of IAC's initial acquisition of a majority stake in Expedia which occurred in February 2002 as if the transaction occurred as of the beginning of the periods presented. Operating income is presented on an actual basis.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $1.3 billion in 2003 compared to $778.5 million in 2002. These cash proceeds and available cash were used to pay for acquisition and deal costs, net of acquired cash, of $1.1 billion for the acquisitions of Entertainment Publications, LendingTree, Hotwire.com and Anyway.com, $497.0 million to purchase marketable securities and $186.9 million to make capital expenditures.

        Expedia's and Hotels.com's working capital cash flows from their merchant hotel business models contributed significantly to the increase in cash provided by operating activities. In the merchant business, Expedia and Hotels.com receive cash from customers on hotel and air bookings before the stay or flight has occurred. These amounts are classified on our balance sheet as deferred revenue and deferred merchant bookings. The payment to the suppliers related to these bookings is not made until approximately one week after booking for air travel and, for all other merchant bookings, after the customer's use and subsequent billing from the supplier. Therefore, especially for the hotel business, which is the majority of our merchant bookings, there is a significant period of time from the receipt of the cash from the customers to the payment to the suppliers. In 2003, deferred merchant bookings and deferred revenue at IACT increased $135.8 million. There is a seasonal element to cash flow related to merchant bookings, as the first and second quarters have traditionally been quarters where hotel bookings significantly exceed stays, resulting in much higher cash flow related to working capital. In the other quarters, the difference between bookings and stays tends to be more even. In addition to the timing related increases noted above at Expedia and Hotels.com, cash provided by operating activities benefited from timing related increases in working capital at HSN U.S.

        As of December 31, 2003, the Company had $899.1 million of cash and $2.4 billion of marketable securities on hand, including $114.7 million in funds representing amounts equal to the face value of tickets sold by Ticketmaster on behalf of its clients. Ticketmaster net funds collected on behalf of clients resulted in increased cash from operations of $1.7 million, $26.4 million and $6.9 million in 2003, 2002 and 2001, respectively.

        On March 19, 2003 and November 5, 2003, IAC announced that its Board of Directors has authorized the repurchase of up to 30 million and 50 million shares of IAC common stock, respectively. IAC may purchase shares over an indefinite period of time, on the open market or through private transactions, depending on market conditions, share price and other factors. The amount and timing of purchases, if any, will depend on market conditions and other factors, including IAC's overall capital structure. Pursuant to the Board's authorization, through December 31, 2003, IAC purchased 41.3 million shares for aggregate consideration of $1.4 billion leaving an outstanding authorization to purchase 38.7 million shares. Funds for these purchases will come from cash on hand. Furthermore, not related to the IAC authorization and prior to the Hotels.com and Expedia mergers, during the year ended December 31, 2003, Hotels.com repurchased approximately 1.55 million shares of its Class A common stock for an aggregate $73.5 million and Expedia repurchased approximately 0.8 million shares of its common stock for an aggregate cost of $25.0 million.

        During 2003, the Company received proceeds of approximately $1.2 billion related to the sale of 48.7 million shares of common stock to Liberty, pursuant to Liberty's preemptive rights in relation to the Ticketmaster merger, the uDate acquisition, the Expedia and Hotels.com mergers and in connection with IAC option exercises between May 2, 2003 and June 3, 2003. Liberty did not exercise its preemptive rights with respect to the LendingTree transaction.

        On June 30, 2003 pursuant to the exercise, as Barry Diller's designee, of a right of first refusal, the Company purchased from Vivendi warrants to acquire 28.2 million shares of IAC common stock for an aggregate purchase price of $407.4 million.

        On August 8, 2003, in conjunction with the Expedia merger, the Company purchased approximately 0.8 million warrants for $32.2 million which were issued by Expedia in February 2002.

        During 2003, the Company repurchased $92.2 million principal amount of its 6.75% Senior Notes due November 15, 2005 for an aggregate purchase price of $100.8 million.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Long-term debt	$1,119,595	$182	$361,256	$494	$757,663
Capital lease obligations	3,923	2,668	1,255	—	—
Purchase obligations(a)	59,595	29,458	22,962	7,175	—
Operating leases	423,760	108,574	122,378	81,343	111,465

Total contractual cash obligations	$1,606,873	$140,882	$507,851	$89,012	$869,128

(a)
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments*	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years
	(In Thousands)
Letters of credit	$49,328	$46,649	$2,679	$—
Guarantees	51,079	6,398	44,371	310

Total Commercial Commitments	$100,407	$53,047	$47,050	$310

*
Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles OIBA to operating income (loss) for the Company's reporting segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the year ended December 31, 2003
	OIBA	Amortization of non-cash items	Merger Costs	Operating income (loss)
IAC Travel	$523.8	$(165.2)	$(11.7)	$347.0
HSN U.S.	190.3	(50.8)	—	139.5
HSN International	32.6	(1.3)	—	31.3
Ticketing	144.5	(27.9)	(0.1)	116.5
Personals	31.0	(16.9)	—	14.1
IAC Local Services	26.2	(55.6)	—	(29.4)
Financial Services and Real Estate	1.2	(17.7)	—	(16.5)
Teleservices	12.5	—	—	12.5
Interactive Development	(3.8)	(2.1)	—	(5.9)
Corporate expense and other adjustments	(75.5)	(110.5)	—	(186.0)
Disengagement expenses	(22.0)	—	—	(22.0)
Intersegment Elimination	(0.8)	—	—	(0.8)

TOTAL	$860.1	$(448.1)	$(11.8)	$400.2
Other expenses, net				(137.8)

Earnings from continuing operations before income taxes and minority interest				262.4
Income tax expense				(70.7)
Minority interest				(65.0)

Earnings from continuing operations				126.7
Discontinued operations				40.7

Earnings before preferred dividend				167.4
Preferred dividend				(13.1)

Net earnings available to common shareholders				$154.3

	For the year ended December 31, 2002
	OIBA	Amortization of non-cash items	Merger Costs	Proforma Adjustments (a)	Operating income (loss)
IAC Travel	$279.8	$(91.9)	$(2.3)	$(7.7)	$177.9
HSN U.S.	163.1	(32.6)	—	—	130.5
HSN International	(61.6)	(0.7)	—	—	(62.3)
Ticketing	108.1	(11.1)	—	—	96.9
Personals	28.4	(5.8)	—	—	22.6
IAC Local Services	(32.3)	(48.3)	(5.6)	—	(86.3)
Teleservices	(4.1)	(22.2)	—	—	(26.4)
Interactive Development	(2.6)	(2.9)	—	—	(5.4)
Corporate expense and other adjustments	(55.5)	(9.4)	—	—	(64.9)
Disengagement expenses	(31.8)	—	—	—	(31.8)
Intersegment Elimination	(2.4)	4.1	—	—	1.7

TOTAL	$389.1	$(220.9)	$(7.9)	$(7.7)	$152.6
Other expenses, net					(39.4)

Earnings from continuing operations before income taxes and minority interest					113.2
Income tax expense					(65.1)
Minority interest					(46.1)

Earnings from continuing operations					2.0
Gain on contribution of USA Entertainment to VUE					2,378.3
Discontinued operations					34.2

Earnings before cumulative effect of acct. change					2,414.5
Cumulative effect of accounting change					(461.4)

Earnings before preferred dividend					1,953.1
Preferred dividend					(11.8)

Net earnings available to common shareholders					$1,941.3

(a)
Pro forma adjustments in 2002 represent the impact of IAC's initial acquisition of a majority stake in Expedia which occurred in February 2002.

	For the year ended December 31, 2001
	OIBA	Amortization of non-cash items	Proforma Adjustments (b)	Operating income (loss)
IAC Travel	$129.6	$(63.9)	$(49.8)	$15.8
HSN U.S.	137.4	(33.8)	—	103.6
HSN International	(27.8)	(0.5)	—	(28.3)
Ticketing	74.3	(59.1)	—	15.2
Personals	14.7	(23.6)	—	(8.9)
IAC Local Services	(40.8)	(109.9)	—	(150.7)
Teleservices	(5.2)	(35.1)	—	(40.3)
Interactive Development	(1.5)	(0.5)	—	(2.0)
Corporate expense and other adjustments	(41.0)	(10.3)	—	(51.3)
Disengagement expenses	(4.1)	—	—	(4.1)
Intersegment Elimination	2.4	8.3	—	10.7

TOTAL	$238.0	$(328.5)	$(49.8)	$(140.3)
Other expenses, net				(69.1)

Loss from continuing operations before income taxes and minority interest				(209.5)
Income tax expense				(9.2)
Minority interest				55.8

Loss from continuing operations				(162.8)
Gain on sale of broadcasting stations				517.8
Discontinued operations				37.8

Earnings before preferred dividend				392.8
Preferred dividend				(9.2)

Net earnings available to common shareholders				$383.6

(b)
Pro forma adjustments to 2001 represent the impact of IAC's initial acquisition of a majority stake in Expedia which occurred in February 2002 as if the transaction occurred at the beginning of the period presented.

Critical Accounting Policies and Estimates

        The following disclosure is provided to supplement the descriptions of IAC's accounting policies contained in Note 2 to the Consolidated Financial Statements in regard to significant areas of judgment. Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others. What follows is a discussion of some our more significant accounting policies and estimates.

  •
  How we assess the recoverability of the carrying value of long-lived assets is disclosed in Note 2. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. The determination of cash flows is based upon assumptions and forecasts that may not occur. As of December 31, 2003, the balance sheet includes $13.8 billion of goodwill and intangible assets, net, $473.2 million of fixed assets, net, and $129.0 million of cable distribution fees, net. IAC updated its analysis of goodwill during 2003, and we determined that the carrying value of such assets were not impaired. IAC also assessed other long-lived assets, and determined that the carrying value of such assets were not impaired.

  •
  We assess the recoverability of the carrying value of long-term investments based upon our view of current facts and circumstances. Related to VUE, the total carrying amount of our investment is $2.8 billion, including $2.0 billion of preferred interests and $780.2 million of common interests which are accounted for under the equity method of accounting. We have reviewed the carrying value of these investments for indications of permanent declines in value and believe the carrying values are appropriate based upon current facts and circumstances. However, due to the lack of a public market for these instruments, the assessment of value is dependent on an analysis of companies that we believe are comparable, expectations of overall market conditions, the operating performance of the Company, the impact of the proposed transaction between VUE and General Electric, and other factors that are subject to judgment.

  •
  Our revenue recognition for HSN is described in Note 2. As noted, sales are reduced by incentive discounts and sales returns to arrive at net sales. HSN's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery and allowances for returned merchandise and other adjustments are provided based upon past experience. The estimated return percentage for 2003 and 2002 of 17.7% and 18.6%, respectively, was arrived at based upon empirical evidence of actual returns, and the percentage was applied against sales to arrive at net sales. Actual levels of product returned may vary from these estimates. The Company believes that actual returns on HSN product sales have not materially varied from estimates in any of the financial statement periods presented, although its systems only allowed HSN to track such information beginning in 2001.

  •
  Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 7, and reflect management's assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and the probability of realization. As of December 31, 2003, the balance of long term deferred tax liabilities, net, is $2.8 billion, including $1.8 billion related to the VUE limited partnership. Actual income taxes could vary from these estimates due to future changes in income tax law or based upon review of our tax returns by the Internal Revenue Service, as well as operating results of the Company that vary significantly from budgets.

  •
  Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Net realizable value is estimated by management based upon historical sales data, the age of inventory, the quantity of goods on hand and the ability to return merchandise to vendors. The actual net realizable value may vary from estimates due to changes in customer tastes or viewing habits, or errors in judgment made by merchandising personnel when ordering new products. As of December 31, 2003, the Company had $250.6 million of inventory on hand, and an associated reserve of $34.6 million.

  •
  The Company accounts for stock-based compensation issued to employees in accordance with SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure" which amends FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The Company adopted the expense recognition provision of SFAS 123 as of

    January 1, 2003 and will provide expense for stock based compensation for grants on and after that date on a prospective basis as provided by SFAS 148, and will continue to provide pro forma information in the notes to financial statements to provide results as if SFAS 123 had been adopted in previous years. As disclosed in the notes to financial statements, the Company estimated the fair value of options issued at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001: risk-free interest rates of 2.78% in 2003, 2.78% in 2002 and 5.0% in 2001; a volatility factor of 50%, 50% and 51%, respectively; and a weighted average expected life of the options of five years. The impact on pro forma compensation expense for the year ended December 31, 2003, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor, and a one year increase in the weighted average expected life of the options would be $9.4 million, $12.3 million, and $16.2 million, respectively. The Company also issues restricted stock units. For restricted stock units issued, the accounting charge is measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

  •
  The prevailing accounting guidance applied by Hotels.com and Expedia with respect to the presentation of revenue on a gross versus a net basis is contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as later clarified by Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19)." The consensus of this literature is that the presentation of revenue as "the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee" is a matter of judgment that depends on the relevant facts and circumstances. If the conclusion drawn is that IACT performs as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis. In making an evaluation of this issue, some of the factors that should be considered are: whether IACT is the primary obligor in the arrangement—strong indicator; whether IACT has general inventory risk (before customer order is placed or upon customer return)—strong indicator; and whether IACT has latitude in establishing price.

    EITF 99-19 clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. The positions taken by Hotels.com and Expedia reflect their interpretation of their respective fact patterns as well as their qualitative weighing of the indicators outlined in EITF 99-19. See Note 2 "Summary of Significant Accounting Policies," Revenue Recognition, in the Notes to Consolidated Financial Statements for discussion of the factors considered by Hotels.com and Expedia in arriving at their conclusions.

    For comparison purposes, in order to provide the reader with a more complete discussion on this topic, we present IACT pro forma information under the assumption of both companies presenting revenue on a net basis and both companies presenting revenue on a gross basis.

    Assuming that both companies presented merchant revenue on a net basis, IACT's pro forma net revenues for the years ended December 31, 2003 and 2002 would have been $1.67 billion and $907.0 million, respectively.

    Effective for the first quarter 2004, IAC will begin reporting revenue for Hotels.com business on a net basis rather than on a gross basis due to changes in business practices at Hotels.com that were implemented around the beginning of 2004. The change in business practices conforms Hotels.com with other IACT businesses in regards to its merchant hotel business and thus requires a change in its revenue presentation on a prospective basis.

  •
  Some states and localities impose a transient occupancy or accommodation tax, or a form of sales tax, on the use or occupancy of hotel accommodations. Hotel operators generally collect and remit these taxes to the various tax authorities. Consistent with this practice, when a customer books a room through one of the IACT's travel services, the hotel charges taxes based on the room rate paid to the hotel and IACT recovers an equivalent amount from the customer. IACT does not collect or remit taxes on the portion of the customer payment it retains, and some jurisdictions have questioned IACT's practice in this regard. While the applicable tax provisions vary among the jurisdictions, IACT believes it generally has sound arguments that it is not required to collect and remit such taxes. IACT is engaged in discussions with tax authorities in various jurisdictions to resolve this issue, but the ultimate resolution in any particular jurisdiction cannot be determined at this time. IAC does not believe, however, that the amount of liability of IACT on account of this issue, if any, will have a material adverse effect on its past or future financial results.

    IACT has established a reserve with respect to potential occupancy tax liability for prior periods, consistent with applicable accounting principles and in light of all current facts and circumstances. IACT's reserves represent its best estimate of the contingent liability related to occupancy tax in respect of prior periods. A variety of factors could affect the amount of the liability (both past and future), which factors include, but are not limited to, the process of moving Expedia and Hotels.com toward common business practices, increasing cooperation between them as a result of the acquisition by IAC of the publicly-held shares of Expedia and Hotels.com in 2003 (including whether to pursue joint resolutions with one or more jurisdictions), the number of, and amount of revenue represented by, jurisdictions that ultimately assert a claim and prevail in assessing such additional tax or negotiate a settlement, changes in statutes and the timing of all of the foregoing. IAC notes that there are more than 7,000 taxing jurisdictions, and it is not feasible to analyze the statutes, regulations and judicial and administrative rulings in every jurisdiction. Rather, IACT has obtained the advice of state and local tax experts with respect to tax laws of certain states and local jurisdictions that represent a large portion of IACT's hotel revenue. In addition, IACT continues to engage in a dialog with and receive feedback from certain state and local tax authorities. IAC will continue to monitor the issue closely and provide additional disclosure, as well as adjust the level of reserves, as developments warrant. The reserve balance at December 31, 2003 is $13.2 million as compared to $10.4 million at December 31, 2002.

    It is possible that some jurisdictions may introduce new legislation regarding the imposition of occupancy taxes on businesses that arrange booking of hotel accommodations, but to date the Company is aware of only one jurisdiction that has introduced such legislation, and its passage faces opposition and uncertainty.

Seasonality

        IAC's businesses are subject to the effects of seasonality with revenues typically lowest in the first quarter of the year and highest in the fourth quarter, primarily as a result of seasonality at our travel business as well as Entertainment Publications and, to a lesser extent, HSN.

        Our travel business experiences seasonal fluctuations, reflecting seasonal trends for the products and services offered. For example, traditional leisure travel supplier and agency bookings typically are highest in the first two calendar quarters of the year as consumers plan and purchase their spring and summer travel and then the number of bookings flattens in the last two calendar quarters of the year. Because revenue in our merchant business is recognized when the travel takes place rather than when it is booked, our revenue growth typically lags our bookings growth by a month or two. As a result, revenue as a percent of gross bookings is typically lowest in the first quarter of the year and highest in the fourth quarter.

        Our results may also be affected by seasonal fluctuations in the inventory made available to us by our travel suppliers. For instance, during seasonal periods when demand is high, suppliers may impose blackouts for their inventory that prohibit us from selling their inventory during such periods.

        Interval's revenues from existing members are influenced by the seasonal nature of planned family travel with the first quarter generally experiencing the strongest sales and the fourth quarter generally experiencing weaker sales.

        Seasonality also impacts IAC's Electronic Retailing segment but not to the same extent it impacts the retail industry in general.

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

New Accounting Pronouncements

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements.

        Forward-looking statements included in this Annual Report on Form 10-K are principally set forth under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements include, among others, statements relating to: IAC's future financial performance, including statements anticipating growth in IAC's revenues and OIBA, IAC's business prospects and strategy, anticipated trends and prospects in the various industries in which IAC and its businesses operate, new products, services and related strategies and other similar matters.

        These forward-looking statements reflect the views of IAC management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are by nature inherently uncertain and actual results may differ materially as a result of many factors, including, but not limited to, those discussed below. Readers should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this Annual Report on Form 10-K. IAC does not undertake any obligation to publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise.

        IAC and its operating businesses operate in highly competitive, consumer-driven and rapidly changing industries. Factors and risks that could adversely affect the business, financial condition and results of operations of IAC and its various businesses in the future, which could cause actual results to differ from those contained in the forward-looking statements included in this Annual Report on Form 10-K and other filings with, and submissions to, the SEC and oral statements made from time to time by IAC's directors, executive officers and employees to the investor and analyst communities, media representatives and others, are as follows:

  •
  material adverse changes in economic conditions generally or in any of the markets or industries in which IAC's various businesses operate;

  •
  acts of terrorism, war or political instability;

  •
  IAC's dependence upon the continued contributions of its senior corporate management, particularly Mr. Diller, IAC's Chairman and Chief Executive Officer, as well as those of senior management at its various businesses;

  •
  the ability of IAC to maintain and develop its existing brands and distribution channels, as well as to make the requisite expenditures in connection with these initiatives in a cost-effective manner;

  •
  adverse changes to, or interruptions in, IAC's relationships with its partners, suppliers and other parties with whom it has significant relationships;

  •
  the promotion and sale of products and services by IAC's partners, suppliers and other parties through their own websites and other direct distribution channels, which may offer advantages, such as lower transaction fees, frequent flyer miles, bonus structures and other consumer loyalty initiatives;

  •
  the continued growth of the Internet, the e-commerce industry and broadband access, as well as the related rate of online migration in the various markets and industries in which IAC's businesses operate;

  •
  the continued ability of IAC to maintain, upgrade and adapt its technology and infrastructure in response to changes in consumer preferences, increased demand for its products and services and changes in industry standards and practices, as well as its ability to ensure the security and privacy of personal information transmitted through its websites and other distribution channels;

  •
  the ability of IAC to expand the reach of its various businesses into international markets, particularly in Europe, as well as to successfully integrate, operate and manage its existing and future international operations, which are subject to a number of risks, including, but not limited to, the following:

  •
  competition from local businesses, which may have a better understanding of, and ability to focus on, local consumers and their preferences, as well as more established local brand recognition and better access to local financial and strategic resources;

  •
  difficulty in developing, managing and staffing international operations as a result of distance, language and cultural differences; and

  •
  fluctuations in foreign exchange rates, which could cause results of international operations, when translated, to materially differ from expectations.

  •
  the ability of IAC to successfully manage and address risks in connection with the integration of acquired businesses and future acquisitions, including:

  •
  the ability to integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with IAC's existing operations and systems;

  •
  the ability to retain senior management and other key personnel at acquired businesses; and

  •
  strain on IAC management, operations and financial resources; and

  •
  unfavorable changes in existing, or the application or interpretation of existing, or the promulgation of new, laws, rules and regulations at the local, state and national level, both in the United States and abroad, applicable to IAC and its businesses, including those relating to sales, use, occupancy, value-added and other taxes, consumer protection and privacy, among others, as well as those specifically relating to the Internet or e-commerce.

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

        At December 31, 2003, the Company's outstanding debt approximated $1.1 billion, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps, to hedge certain interest rate exposures. The Company's intent is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, respectively, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. The Company's objective in managing its exposure to interest rate risk on its long-term debt is to maintain a certain range between floating rate and fixed rate debt. This policy enables the Company to manage its exposure to the impact of interest rate changes both on its earnings and cash flows and on its financial position. As such, during the second and third quarters of 2003 the Company entered into two interest rate swap agreements with a notional amount of $250 million and $150 million, respectively, in each case related to a portion of our fixed rate 7% Senior Notes due in 2013 (the "Notes"). The interest rate swaps allow the Company to receive fixed rate receipts in exchange for making floating rate payments based on LIBOR which effectively changes IAC's interest rate exposure on $400 million in aggregate notional amount of the Notes. As of December 31, 2003, of the $750 million total notional amount of the Notes, the interest rate is fixed on $350 million with the balance of $400 million remaining at a floating rate of interest based on the spread over 6- month LIBOR. The fair value of the interest rate swaps at December 31, 2003 was $1.1 million. If the LIBOR rates were to increase (decrease) by 100 basis points, then the interest payments on the $250 million and $150 million of variable rate debt would have increased (decreased) by $2.5 million in 2003.

Foreign Currency Exchange Risk

        The Company conducts business in certain foreign markets, primarily in the European Union. The Company's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro, British Pound Sterling and Canadian Dollar. However, the Company intends to reinvest profits from international operations in order to grow the businesses.

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

        Foreign exchange gains and losses were not material to the Company's earnings in 2003, 2002 and 2001. However, given the currency fluctuations in 2002 and 2003 and anticipated increases in the Company's operations in international markets, the Company is reviewing its strategy for hedging transaction risks. The Company's objective in managing its foreign exchange risk is to reduce its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position.

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. Transaction gains and losses related to the contract and liability are recognized each period in our statement of operations and are offsetting. The fair value of this foreign exchange forward contract at December 31, 2003 was an unrealized loss of $5.7 million.

        During the fourth quarter of 2003, one of the Company's subsidiaries entered into a ten-year cross currency swap with a notional amount of Euro 39 million which is to mature on October 30, 2013 and is used to hedge against the change in value of an asset denominated in a currency other than the subsidiary's functional currency. This swap enables the Company to pay Euro at a rate of the three-month EURIBOR plus 0.50% on Euro 39 million. In exchange the Company receives 4.9% interest on $46.4 million in U.S. dollars. At the date of maturity the agreement calls for the exchange of notional amounts. The fair value of this cross currency swap at December 31, 2003 was an unrealized loss of $3.3 million.

        In addition, IAC Travel purchases 30-day foreign currency forwards at the end of each month to mitigate the effects of the changes in exchange rates related to their payables to hotel vendors in foreign countries. The changes in fair value are included as a component of cost of sales in the accompanying statement of operations. During the years ended December 31, 2003 and 2002, the Company recognized gains of $1.1 million and $0.7 million, respectively, from forward contracts. As of December 31, 2003, there were no foreign currency forwards outstanding.

Equity Price Risk

        The Company has a minimal investment in equity securities of publicly traded companies. These investments, as of December 31, 2003, were considered available-for-sale, with the unrealized gain deferred as a component of shareholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its investment strategy.

        The Company has substantial investments in VUE as of December 31, 2003, including preferred interests valued at approximately $2 billion and common interests valued at $780 million. The Company has reviewed the carrying value of these investments as of December 31, 2003 and believes they are reasonable.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
InterActiveCorp:

        We have audited the accompanying consolidated balance sheets of InterActiveCorp (formerly USA Interactive) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterActiveCorp and subsidiaries at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 4 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets."

/s/ Ernst & Young LLP

New York, New York
February 9, 2004

INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Service revenue	$3,896,148	$2,656,043	$1,503,098
Product sales	2,431,970	1,924,882	1,931,473

Net revenue	6,328,118	4,580,925	3,434,571
Operating costs and expenses:
Cost of sales-service revenue	2,068,286	1,573,491	1,025,997
Cost of sales-product sales	1,400,753	1,202,519	1,279,422

Gross profit	2,859,079	1,804,915	1,129,152
Selling and marketing	935,820	564,987	334,777
General and administrative	711,781	495,386	354,961
Other operating costs	116,413	84,510	81,158
Amortization of cable distribution fees	62,527	53,680	43,975
Amortization of non-cash distribution and marketing expense	51,432	37,344	26,385
Amortization of non-cash compensation expense	128,185	15,637	7,608
Amortization of intangibles and goodwill	268,504	145,667	294,486
Depreciation	172,453	170,819	122,258
Restructuring charges	21	54,130	3,862
Goodwill impairment	—	22,247	—
Merger costs	11,760	7,910	—

Operating income (loss)	400,183	152,598	(140,318)
Other income (expense):
Interest income	175,822	114,599	26,787
Interest expense	(92,913)	(44,467)	(46,132)
Equity in (losses) earnings of VUE	(224,468)	6,107	—
Equity in earnings (losses) in unconsolidated subsidiaries and other	3,767	(115,640)	(49,798)

Total other expense, net	(137,792)	(39,401)	(69,143)

Earnings (loss) from continuing operations before income taxes and minority interest	262,391	113,197	(209,461)
Income tax expense	(70,691)	(65,127)	(9,181)
Minority interest	(65,043)	(46,073)	55,831

Earnings (loss) from continuing operations before cumulative effect of accounting change	126,657	1,997	(162,811)
Gain on contribution of USA Entertainment to VUE, net of tax	—	2,378,311	—
Gain on disposal of Broadcasting stations, net of tax	—	—	517,847
Discontinued operations, net of tax	40,739	34,184	37,759

Earnings before cumulative effect of accounting change	167,396	2,414,492	392,795
Cumulative effect of accounting change, net of tax	—	(461,389)	(9,187)

Earnings before preferred dividends	167,396	1,953,103	383,608
Preferred dividend	(13,055)	(11,759)	—

Net income available to common shareholders	$154,341	$1,941,344	$383,608

Earnings (loss) per share from continuing operations before cumulative effect of accounting change available to common shareholders:
Basic earnings (loss) per common share	$0.19	$(0.02)	$(0.44)
Diluted earnings (loss) per common share	$0.17	$(0.04)	$(0.44)
Earnings per share before cumulative effect of accounting change available to common shareholders:
Basic earnings per common share	$0.26	$5.64	$1.05
Diluted earnings per common share	$0.23	$5.62	$1.05
Net earnings per share available to common shareholders:
Basic earnings per common share	$0.26	$4.55	$1.03
Diluted earnings per common share	$0.23	$4.54	$1.03

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$899,062	$1,998,114
Restricted cash equivalents	31,356	40,696
Marketable securities	2,419,735	1,929,058
Accounts and notes receivable, net of allowance of $30,999 and $29,036, respectively(*)	429,424	308,377
Inventories, net	215,995	192,751
Deferred tax assets, net	65,071	2,007
Other current assets	154,333	145,059
Net current assets of discontinued operations	—	8,079

Total current assets	4,214,976	4,624,141
PROPERTY, PLANT AND EQUIPMENT:
Computer and broadcast equipment	686,899	542,998
Buildings and leasehold improvements	155,212	141,063
Furniture and other equipment	154,378	137,388
Land	21,172	15,802
Projects in progress	30,962	20,487

	1,048,623	857,738
Less: accumulated depreciation and amortization	(575,446)	(427,491)

Total property, plant and equipment	473,177	430,247
OTHER ASSETS:
Goodwill	11,291,768	5,997,842
Intangible assets, net	2,513,889	1,258,070
Long-term investments	1,426,502	1,582,182
Preferred interest exchangeable for common stock	1,428,530	1,428,530
Cable distribution fees	128,971	167,249
Note receivables and advances, net of current portion	14,507	19,090
Deferred charges and other(*)	93,928	140,816
Non-current assets of discontinued operations	340	10,825

Total other assets	16,898,435	10,604,604

TOTAL ASSETS	$21,586,588	$15,658,992

(*)
See Note 15 for discussion of related parties.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
	(In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$2,850	$24,957
Accounts payable, trade	687,977	478,043
Accounts payable, client accounts	142,002	131,348
Cable distribution fees payable	39,142	39,107
Deferred merchant bookings	218,822	149,348
Deferred revenue	180,229	128,580
Income tax payable	96,817	177,019
Other accrued liabilities	494,280	401,510
Current liabilities of discontinued operations	16,062	24,713

Total current liabilities	1,878,181	1,554,625
Long-term obligations, net of current maturities	1,120,097	1,211,145
Other long-term liabilities	67,981	77,843
Deferred income taxes	2,565,415	2,374,112
Common stock exchangeable for preferred interest	1,428,530	1,428,530
Minority interest	110,799	1,081,274
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 13,118,182 issued and outstanding, respectively	131	131
Common stock $.01 par value; authorized 1,600,000,000 shares; issued 679,006,913 and 392,334,359 shares, respectively, and outstanding 631,022,816 and 385,698,610 shares, respectively, including 452,035 and 441,169 of restricted stock, respectively	6,305	3,852
Class B convertible common stock $.01 par value; authorized 400,000,000 shares; issued and outstanding 64,629,996 shares, respectively	646	646
Additional paid-in capital	13,634,926	5,941,141
Retained earnings	2,276,952	2,122,611
Accumulated other comprehensive income	36,896	15,697
Treasury stock 47,984,097 and 6,635,749 shares, respectively	(1,535,273)	(147,617)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	14,415,585	7,931,463

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,586,588	$15,658,992

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF SHAREHOLDERS' EQUITY

												Note Receivable from Key Executive for Common Stock Issuance
						Class B Convertible Common Stock				Accum. Other Comp. Income (Loss)
		Preferred Stock		Common Stock					Retained Earnings (Accum.) Deficit
								Addit. Paid- in Capital			Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
Balance as of December 31, 2000	$3,439,871	—	—	$3,055	305,925	$630	63,033	$3,793,764	$(202,341)	$(10,825)	$(139,414)	$(4,998)
Comprehensive income:
Net income for the year ended December 31, 2001	383,608	—	—	—	—	—	—	—	383,608	—	—	—
Increase in unrealized gains in available for sale securities	5,600	—	—	—	—	—	—	—	—	5,600	—	—
Foreign currency translation	(6,380)	—	—	—	—	—	—	—	—	(6,380)	—	—

Comprehensive income	382,828

Issuance of common stock upon exercise of stock options	80,931	—	—	90	9,116	—	—	80,841	—	—	—	—
Income tax benefit related to stock options exercised	38,439	—	—	—	—	—	—	38,439	—	—	—	—
Issuance of stock in connection with other transactions	5,360	—	—	3	123	—	—	5,357	—	—	—	—
Purchase of treasury stock	(1,928)	—	—	(1)	(91)	—	—	—	—	—	(1,927)	—

Balance as of December 31, 2001	$3,945,501	—	—	$3,147	315,073	$630	63,033	$3,918,401	$181,267	$(11,605)	$(141,341)	$(4,998)
Comprehensive income:
Net income for the year ended December 31, 2002	1,953,103	—	—	—	—	—	—	—	1,953,103	—	—	—
Increase in unrealized gains in available for sale securities	3,416	—	—	—	—	—	—	—	—	3,416	—	—
Foreign currency translation	23,886	—	—	—	—	—	—	—	—	23,886	—	—

Comprehensive income	1,980,405

Issuance of securities in connection with the Expedia transaction	1,497,894	131	13,118	206	20,583	—	—	1,497,557	—	—	—	—
Issuance of common stock upon exercise of stock options	144,521	—	—	92	9,208	—	—	144,429	—	—	—	—
Income tax benefit related to stock options exercise	7,620	—	—	—	—	—	—	7,620	—	—	—	—
Issuance of stock in connection with other transactions	61,871	—	—	22	2,369	—	—	61,849	—	—	—	—
Issuance of stock for LLC Exchange	178,650	—	—	71	7,080	—	—	178,579	—	—	—	—
Issuance of stock for Holdco Exchange	750,695	—	—	316	31,620	16	1,597	750,363	—	—	—	—
Issuance of stock and warrants in VUE transaction	810,873	—	—	—	—	—	—	810,873	—	—	—	—
Common stock exchangeable for preferred interest	(1,428,530)	—	—	—	—	—	—	(1,428,530)	—	—	—	—
Dividend on preferred stock	(11,759)	—	—	—	—	—	—	—	(11,759)	—	—	—
Purchase of treasury stock	(6,278)	—	—	(2)	(234)	—	—	—	—	—	(6,276)	—

Balance as of December 31, 2002	$7,931,463	$131	13,118	$3,852	385,699	$646	64,630	$5,941,141	$2,122,611	$15,697	$(147,617)	$(4,998)
Comprehensive income:
Net income for the year ended December 31, 2003	167,396	—	—	—	—	—	—	—	167,396	—	—	—
Decrease in unrealized gains in available for sale securities	(3,010)	—	—	—	—	—	—	—	—	(3,010)	—	—
Foreign currency translation	24,649	—	—	—	—	—	—	—	—	24,649	—	—
Net loss on derivative contracts	(440)	—	—	—	—	—	—	—	—	(440)	—	—

Comprehensive income	188,595	—	—	—	—	—	—	—	—	—	—	—

Issuance of securities in connection with the Ticketmaster merger	867,799	—	—	455	45,471	—	—	867,344	—	—	—	—
Issuance of securities in connection with the uDate transaction	132,892	—	—	55	5,480	—	—	132,837	—	—	—	—
Issuance of securities in connection with the Hotels.com merger	1,179,308	—	—	440	44,315	—	—	1,178,868	—	—	—	—
Issuance of securities in connection with the Liberty preemptives	1,165,879	—	—	487	48,701	—	—	1,165,392	—	—	—	—
Issuance of securities in connection with the Expedia transaction	3,569,400	—	—	1,008	100,762	—	—	3,568,392	—	—	—	—
Issuance of securities in connection with the LendingTree transaction	720,685	—	—	188	18,765	—	—	720,497	—	—	—	—
Issuance of securities in connection with the Hotwire.com transaction	5,848	—	—	—	—	—	—	5,848	—	—	—	—
Issuance of common stock upon on exercise of warrants	11,461	—	—	5	500	—	—	11,456	—	—	—	—
Vesting of restricted stock units	4,111	—	—	1	67	—	—	4,110	—	—	—	—
Issuance of common stock upon exercise of stock options, restricted stock and other	264,257	—	—	227	22,611	—	—	264,030	—	—	—	—
Income tax benefit related to stock options exercised	107,855	—	—	—	—	—	—	107,855	—	—	—	—
Purchase and cancellation of warrants	(440, 044)	—	—	—	—	—	—	(440,044)	—	—	—	—
Dividend on preferred stock	(13,055)	—	—	—	—	—	—	—	(13,055)	—	—	—
Amortization of non-cash compensation	107,200	—	—	—	—	—	—	107,200	—	—	—	—
Purchase of treasury stock	(1,388,069)	—	—	(413)	(41,348)	—	—	—	—	—	(1,387,656)	—

Balance as of December 31, 2003	$14,415,585	$131	13,118	$6,305	631,023	$646	64,630	$13,634,926	$2,276,952	$36,896	$(1,535,273)	$(4,998)

        Accumulated other comprehensive income is comprised of unrealized gains on available for sale securities of $445, $3,455, and $39 at December 31, 2003, 2002 and 2001, respectively, foreign currency translation adjustments of $36,891, $12,242, and $(11,644) at December 31, 2003, 2002 and 2001, respectively, and net losses from derivatives contracts of $(440) at December 31, 2003.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Earnings (loss) from continuing operations before cumulative effect of accounting change	$126,657	$1,997	$(162,811)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	440,957	316,486	416,744
Goodwill impairment	—	22,247	—
Amortization of non-cash distribution and marketing expense	51,432	37,344	26,385
Amortization of non-cash compensation expense	128,185	15,637	7,608
Amortization of cable distribution fees	62,527	53,680	43,975
Amortization of deferred financing costs	2,641	2,042	1,491
Deferred income taxes	(169,655)	(44,253)	11,790
Loss on retirement of bonds	8,639	1,970	—
Equity in losses in unconsolidated subsidiaries, including VUE	220,823	123,608	48,977
Non-cash interest income	(43,250)	(22,448)	(3,690)
Minority interest	65,043	46,073	(55,831)
Increase in cable distribution fees	(28,349)	(74,314)	(47,393)
Changes in assets and liabilities:
Accounts and notes receivable	(73,303)	58,537	18,554
Inventories	(6,083)	(820)	32,265
Accounts payable and accrued liabilities	409,493	129,442	2,287
Deferred revenue	75,697	39,391	12,781
Deferred merchant bookings	69,474	15,957	—
Funds collected by Ticketmaster on behalf of clients, net	1,683	26,381	6,879
Other, net	(37,943)	29,524	9,268

Net Cash Provided By Operating Activities	1,304,668	778,481	369,279

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,092,009)	(560,465)	(198,641)
Capital expenditures	(186,865)	(162,055)	(127,417)
Recoupment of advance to Universal	—	39,422	59,821
Purchase of marketable securities, net of redemptions	(497,038)	(1,221,684)	(613,078)
Increase in long-term investments and notes receivable	735	33,118	(122,413)
Proceeds from VUE Transaction	—	1,618,710	—
Proceeds from sale of broadcast stations	—	589,625	510,374
Other, net	5,105	(20,034)	(30,505)

Net Cash (Used In) Provided By Investing Activities	(1,770,072)	316,637	(521,859)

Cash flows from financing activities:
Borrowings	—	29,159	23,086
Principal payments on long-term obligations	(28,033)	(81,015)	(22,331)
Purchase of treasury stock by IAC and subsidiaries	(1,485,955)	(6,278)	(1,928)
Payment of mandatory tax distribution to LLC partners	—	(154,083)	(17,369)
(Repurchase) issuance of bonds	(101,379)	697,000	—
Purchase of Vivendi warrants	(407,398)	—	—
Tax withholding payments on retired Expedia warrants	(32,247)	—	—
Proceeds from sale of subsidiary stock, including stock options	57,358	87,842	12,234
Proceeds from issuance of common stock and LLC shares	1,430,053	151,708	80,932
Preferred dividend	(13,055)	(10,222)	—
Other, net	13,016	(41,590)	(67,670)

Net Cash (Used In) Provided By Financing Activities	(567,640)	672,521	6,954
Net Cash (Used In) Provided By Discontinued Operations	(85,632)	(172,832)	322,342
Effect of exchange rate changes on cash and cash equivalents	19,624	11,131	(3,663)

Net (Decrease) Increase In Cash and Cash Equivalents	(1,099,052)	1,605,938	173,053
Cash and cash equivalents at beginning of period	1,998,114	392,176	219,123

Cash and Cash Equivalents at End of Period	$899,062	$1,998,114	$392,176

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    ORGANIZATION

        InterActiveCorp is a leading, multi-brand interactive commerce company committed to harnessing the power of interactivity to make people's lives easier, everywhere and everyday. IAC operates a diversified portfolio of specialized and global brands in the travel, home shopping, ticketing, personals, local services, financial services and real estate, and teleservices industries. IAC enables billions of dollars of consumer-direct transactions for products and services via the Internet, television and telephone. InterActiveCorp is referred to herein as either IAC or the Company.

IAC consists of the following segments:

  •
  IAC Travel, which includes Expedia, Hotels.com, Hotwire and Interval International;

  •
  Electronic Retailing, which includes HSN U.S. and HSN International;

  •
  Ticketing, which includes Ticketmaster;

  •
  Personals, which includes Match.com and uDate;

  •
  IAC Local Services, which includes Citysearch, Evite and Entertainment Publications, Inc.;

  •
  Financial Services and Real Estate, which includes LendingTree; and

  •
  Teleservices, which includes Precision Response Corporation.

        IAC's operating businesses largely act as intermediaries between suppliers and consumers. We aggregate supply from a variety of sources and we capture consumer demand across a variety of channels. We strive to give our customers an outstanding shopping experience by offering a broad and unique selection of products and services at competitive prices, through convenient and informative websites built with state of the art technology, and by maintaining our commitment to quality customer service. We strive to deliver value to our supply partners by providing a cost-efficient means to reach a large number of consumers through multiple distribution channels, acquire new customers, target a variety of diverse market segments and help maximize inventory yields.

IAC Travel

        IAC Travel, or IACT, includes the following businesses: Expedia, Hotels.com, Hotwire and Interval International®. IAC formed IACT in September 2003 upon finalizing its ownership of all of the outstanding equity of these businesses, with the exception of Hotwire, which was acquired in November 2003. Below is a brief explanation of each IACT business.

        Expedia is a leading online travel agency in the United States that offers travel services provided by numerous airlines and lodging properties, most major car rental companies and cruise lines and many multiple-destination service providers, such as restaurants, attractions and tour providers. Expedia offers travel services directly to consumers through its U.S.-based website, www.expedia.com, as well as through localized versions of its website (either alone or through joint ventures) in various jurisdictions abroad. Expedia offers corporate travel services directly to businesses through Expedia Corporate Travel and premier travel packages through Classic Custom Vacations. Expedia also provides travel services through telephone call centers, as well as private-label travel websites that it owns and operates through its WorldWide Travel Exchange business.

        Hotels.com is a leading specialized provider of discount lodging reservation services worldwide, providing these services through its own websites, including www.hotels.com, toll-free call centers and third-party marketing and distribution agreements to travelers in hundreds of cities in North America, Europe, Asia, the Caribbean, South America, Africa and Australia.

        Hotwire is a leading provider of "opaque" travel services, selling airline tickets, hotel accommodations, car rentals, vacation packages and cruises to consumers through its website, www.hotwire.com. "Opaque" travel services allow consumers to select travel services based on specific fare and rate information, without being provided with the identity of the ultimate travel provider until after they have completed their purchase. This "opaque" approach makes it possible for Hotwire to sell travel services at significant discounts.

        Interval International® is a leading membership-services company providing timeshare exchange and other value-added programs to its timeshare-owning members and resort developers worldwide.

Electronic Retailing

        HSN U.S.    HSN U.S. consists primarily of the HSN and America's Store television networks and HSN.com. HSN U.S. sells a variety of consumer goods and services through the HSN and America's Store television networks, both of which broadcast live, customer-interactive electronic retail sales programming 24 hours a day, seven days a week. HSN.com serves as an alternative storefront that allows consumers to shop online for merchandise featured on the HSN and America's Store television networks. HSN.com also offers additional inventory that is not available through the HSN and America's Store television networks.

        HSN International.    HSN International consists primarily of HSE-Germany and EUVÍA. HSE-Germany operates a German-language home shopping business that is broadcast 24 hours a day, seven days a week, to millions of households in Germany, Austria and Switzerland. EUVÍA operates two businesses, "9Live," a game and quiz show oriented television channel, and "Sonnenklar," a travel-oriented shopping television channel. HSN International also holds minority interests in home shopping businesses in Italy, China and Japan.

Ticketing

        Ticketmaster and ticketmaster.com provide offline and online ticketing services via the Internet, telephone and retail outlets and serve many of the foremost venues, entertainment facilities, promoters and professional sports franchises in the United States and abroad, including in Canada, Denmark, Greece, Ireland, the Netherlands, Norway and the United Kingdom. Ticketmaster has also entered into joint ventures with third parties to provide ticket distribution services in Australia, Mexico and various countries throughout South America.

Personals

        Personals consists primarily of Match.com, uDate.com and related brands. These services and their networks serviced approximately 939,000 subscribers as of December 31, 2003 and offer single adults a convenient and private environment for meeting other singles through their respective websites, as well as through Match.com's affiliated networks which include the AOL and MSN internet portals.

IAC Local Services

        IAC Local Services consists of Citysearch, or EPI and Evite. Citysearch is a network of online local city guide sites that offer up-to-date local content for major cities in the United States and abroad. Citysearch also features a leading directory of local businesses in the United States that provides millions of listings, including local events, organizations and businesses. EPI is a leading marketer of coupon books, including the well-known Entertainment® Book, which provides discount offers on dining, hotels, shopping and leisure activities, as well as other discounts and merchant promotions. EPI serves many major markets and does business with tens of thousands of local merchants, as well as national retailers. Evite provides a free online invitation service, as well as reminder services, polling, electronic payment collection, photo sharing and maps.

Financial Services and Real Estate

        Financial Services and Real Estate consists of LendingTree. LendingTree is a leading online exchange that connects consumers and service providers in the lending and real estate industries and offers services and products specifically designed to empower these parties throughout related processes. The LendingTree exchange consists of more than 200 banks, lenders and loan brokers and more than 650 real estate brokerages representing approximately 10,000 real estate agents.

Teleservices

        PRC provides domestic and international outsourced consumer care services, managing customer relationships for a wide range of companies in diversified industries, including Internet-focused companies, for over 20 years. PRC offers an integration of teleservices, e-commerce customer care services, information technology and fulfillment services as part of a one-stop solution. PRC also provides outbound business-to-consumer and business-to-business services through its subsidiaries.

Recent Developments

        On January 17, 2003, the Company completed its acquisition of all of the outstanding shares of Ticketmaster that it did not already own. See Note 3 for further discussion.

        On March 25, 2003, the Company completed its acquisition of Entertainment Publications, Inc, originator of the popular Entertainment book. See Note 4 for further discussion.

        On June 23, 2003, the Company completed its acquisition of all of the outstanding shares of Hotels.com that it did not already own. See Note 3 for further discussion.

        On August 8, 2003, the Company completed its acquisition of all of the outstanding shares of Expedia that it did not already own. See Note 3 for further discussion.

        On August 8, 2003, the Company completed its acquisition of all of the outstanding capital stock of LendingTree in a stock-for-stock transaction. See Note 4 for further discussion.

        On November 5, 2003, the Company completed its acquisition of Hotwire, Inc., a leading discount travel website. See Note 4 for further discussion.

Discontinued Operations

        During the second quarter of 2003, USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. Accordingly, the results of operations and statement of position of these businesses are presented as discontinued operations for all periods presented. In addition, through May 7, 2002, the Company's results also included the USA Entertainment Group, consisting of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produces and distributes television programming; and USA Films, which produces and distributes films. The USA Entertainment Group was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002 (the "VUE Transaction"). Accordingly, the results of operations and statement of position of USA Entertainment are presented as a discontinued operation through May 7, 2002. In August 2001, the Company completed its previously announced sale of all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations to Univision Communications Inc. ("Univision"). Accordingly, the results of operations and statement of position of USAB are presented as a discontinued operation through August 2001. See Note 21 for additional information regarding Discontinued Operations.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Investments in which the Company owns a 20%, but not in excess of 50%, interest and where it can exercise significant influence over the operations of the investee, are accounted for using the equity method. In addition, partnership interests, including IAC's ownership in Vivendi Universal Entertainment LLLP ("VUE"), are recorded using the equity method. All other investments are accounted for using the cost method. The Company periodically evaluates the recoverability of investments recorded under the cost method and recognizes losses if a decline in value is determined to be other-than-temporary.

        In January 2003, the FASB issued Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 significantly changes the accounting for and disclosure of variable interest entities. Under FIN 46, a business enterprise that has a controlling financial interest in a variable interest entity would include the variable interest entity's assets, liabilities and results of operations in their consolidated financial statements. This Interpretation is different from what had been the general practice of consolidating only those entities in which an enterprise has a controlling voting interest. The Company adopted the provisions of FIN 46 as of July 1, 2003. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial position or results of operations.

Revenue Recognition

  Merchant Hotel

        Expedia, Hotels.com and Hotwire all generate merchant hotel revenues. Merchant hotel revenues at Expedia and Hotels.com are billed to customers at the time of booking and included in deferred revenue/deferred merchant bookings until the customers' stay occurs, at which point revenues are recognized. Hotwire recognizes net revenue when the customer completes a purchase transaction on its website since all transactions are nonrefundable and noncancelable and Hotwire has no significant post-delivery obligations. A reserve for chargebacks and cancellations is recorded at the time of the transaction based on historical experience.

        For the periods presented, Hotels.com presents merchant hotel revenue at the gross amount charged to its customers while Expedia presents merchant hotel revenue net of the amount paid to the hotel property for the room. The determination of gross versus net presentation is based principally on both company's consideration of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", including the weighing of the relevant qualitative factors regarding the companies' status as the primary obligor, and the extent of their pricing latitude and inventory risk. The method of merchant revenue presentation by the companies does not impact operating profit, net income, earnings per share or cash flows, but rather revenues and cost of sales.

        The principal factor in determining gross versus net presentation by each company was the consideration of their relationship with the customer as the primary obligor. Each of the companies provide extensive customer service and support for their customers. Hotels.com acts as the principal in the transaction and is the party that the customer has transacted with. Expedia, which was founded as an online travel agency, is a facilitator, matching customer demand with supply of travel properties, with the suppliers ultimately responsible for providing the service.

        Hotels.com and Expedia have certain latitude to establish and change prices charged to customers.

        Each company contracts in advance with hotels and other lodging properties at wholesale prices. The number of rooms and the wholesale prices of the rooms are specifically identified for Hotels.com over the terms of their contracts, which generally range from 1 to 3 years, while the number of rooms and the prices of the rooms to Expedia may fluctuate over the terms of their contracts. Unsold hotel rooms may be returned by each company with no obligation to the hotel properties within a period specified in each contract. Each company bears the risk of loss for all rooms cancelled by a customer subsequent to the cutoff period. However, each company has mitigated its risk of loss, principally by charging its customers a cancellation fee, and to date, losses have been insignificant.

        Hotels.com believes that it is principally liable to its merchant hotel customers in all situations where the customer does not receive hotel services promised by Hotels.com, namely in the event that merchant hotel inventory sold by Hotels.com is unavailable, or that the room, or the hotel itself, does not have the amenities or is not of the general caliber described in Hotels.com's promotional materials. Expedia believes that the supplier hotel is principally liable in these situations. Each company provides customer service support to help resolve issues, even though in the case of Expedia, such customer support could typically involve issues for which Expedia is not principally liable.

        As a result of a change in business practices implemented near the beginning of 2004 due to the integration of Expedia and Hotels.com merchant hotel businesses, IAC Travel will begin reporting revenue for Hotels.com on a net basis. The change in business practices conforms Hotels.com with other IAC Travel businesses in regards to its merchant hotel business and thus requires a change in its revenue presentation on a prospective basis. There will be no impact to operating income from the change in reporting.

        Due to the difference in revenue recognition, Hotels.com and Expedia classify credit card merchant fees, call center and data center costs differently. Based on Hotels.com gross revenue presentation, its costs of goods sold include the cost of the room. Credit card merchant fees, call center and data center costs support, but are not a component of, the cost of sales, and thus are treated as operating expenses below gross profit. Based on Expedia's net revenue presentation, credit card merchant fees, call center and data center costs, sales commissions and fees paid to fulfillment vendors for issuing airline tickets and related customer services are treated as cost of sales.

  Merchant Air

        Expedia generates revenue from merchant air transactions, whereby it is the merchant of record and determines the ticket price. The cost of the airline ticket is paid by Expedia to the airlines via the Airlines Reporting Corporation within a week after the customer purchases the ticket from Expedia. Cash paid by the customer at the time of the reservation is recorded as deferred merchant bookings until the flight occurs and the costs to purchase the airline ticket is included in prepaid merchant bookings. When the flight occurs, Expedia records the difference between the deferred merchant bookings and the prepaid merchant bookings as revenue on a net basis.

        Hotwire generates revenue from merchant air transactions as well. Net revenues are recognized when the customer completes a purchase transaction on its website since all transactions are nonrefundable and noncancelable and Hotwire has no significant post-delivery obligations. A reserve for chargebacks and cancellations is recorded at the time of the transaction based on historical experience.

  Agency Hotel, Air, Car and Cruise

        Agency revenues are derived from airline ticket transactions, certain hotel transactions as well as cruise and car rental reservations. Airline ticket transactions of Expedia comprise a substantial portion of these revenues, and represent both commissions and fees related to the sale of airline tickets. Airline ticket commissions are determined by individual airlines and are billed and collected through the Airline Reporting Corporation, an industry-administered clearinghouse. Fees from the sale of airline tickets also include (i) performance based revenues from Expedia's global distribution partner, (ii) Express Fee revenues where Expedia charges customers for processing and delivering a paper ticket via express mail if the customer chooses not to have an electronic ticket or an electronic ticket is not available, (iii) since December 2002 service fees on certain tickets and (iv) corporate transaction service fees for providing travel booking services to its corporate customers. In addition, certain contracts with suppliers contain override commissions typically related to achieving performance targets.

        Agency revenues are recognized on air transactions when the reservation is made and secured by a credit card. A cancellation allowance is recognized on these revenues based on historical experience. Expedia and Hotels.com recognize agency revenues on hotel and car rental reservations, and Expedia cruise reservations, either on an accrual basis for payments from a commission clearinghouse or on receipt of commissions from an individual supplier. Override commissions are recognized at the end of each period based upon the Company's attainment of a certain target level. Agency revenues are presented on a net basis.

  Exchange and Membership Revenues, Deferred Membership Revenue and Deferred Membership Costs

        Revenue, net of sales incentives, from Interval membership agreements is deferred and recognized over the terms of the applicable agreements, ranging from one to five years, on a straight-line basis. Membership agreements are cancelable and refundable on a pro-rata basis. Direct costs of acquiring membership agreements and direct costs of sales related to deferred membership revenues are also deferred and amortized on a straight-line basis over the applicable membership terms.

        Revenues from exchange fees are recognized when Interval provides confirmation of the vacation ownership exchange, at which time the fee is nonrefundable.

  Electronic Retailing

        Revenues from electronic retailing primarily consist of merchandise sales and are reduced by incentive discounts and sales returns to arrive at net sales. Revenues for domestic sales are recorded upon credit card transaction authorization, which occurs only if the goods are in stock. Revenues for international sales are recorded upon shipment. HSN's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery. Allowances for returned merchandise and other adjustments are provided based upon past experience. The cost of merchandise to be returned is estimated by applying each month's historical gross margin percentage to a multi-year analysis of estimated sales return rates. Shipping and handling return accruals are estimated using historical percentages of shipping and handling revenue to sales. The Company believes that actual returns on HSN product sales have not materially varied from estimates in any of the financial statement periods presented. HSN's estimated return rates decreased to 17.7% in 2003 from 18.6% in 2002 and from 18.9% in 2001. Revenue from international electronic retailing also includes Euvía, which generates call-in revenue and commissions from travel sales. Call-in revenue primarily consists of revenue from telephone calls generated via a game and quiz show format with the revenue from the calls being recognized when the call is received. Travel revenue primarily consists of commissions earned from tour operators, where EUVÍA acts as an agent for third party tour operators. The commissions are recorded at the time travel commences which is when collection is assured.

  Ticketing

        Revenue from Ticketmaster primarily consists of revenue from ticketing operations which is recognized as tickets are sold, as the Company acts as agent in these transactions.

  Personals

        Subscription fee revenue is generated from customers who subscribe to online matchmaking services on Match.com and other personals web sites. Subscription fee revenue is recognized over the period the services are provided.

  Entertainment Publications

        Product revenue primarily represents the sale of coupon books, gift-wrap and other products to schools, community groups and other organizations. Under the terms of typical sales arrangements, coupon books are provided on consignment and revenue earned on such arrangements is recognized upon receipt of proceeds from the consignee which is when collection is assured. Gift-wrap and other product revenues are recognized when the products are delivered.

  LendingTree

        LendingTree's exchange revenue principally represents transmission fees and closed-loan fees paid by lenders that received a transmitted loan request or closed a loan for a consumer that originated through the website, www.lendingtree.com. Transmission fees are recognized at the time qualification forms are transmitted, while closed-loan fees are recognized at the time the lender reports the closed loan to LendingTree, which may be several months after the qualification form is transmitted. Additionally, LendingTree earns revenue through a network of real estate brokers who compensate them for real estate transactions that generally originate from a consumer on their website. Revenue earned through the network of real estate brokers is recognized upon notification by the broker that a real estate transaction has closed.

  Shipping and Handling Fees and Costs

        Shipping and handling fees billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as cost of sales.

  Other

        Revenues from all other sources are recognized either upon delivery or when the service is provided.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of U.S. Treasury Securities, U.S. Government agencies and certificates of deposit with original maturities of less than 91 days.

Restricted Cash

        Restricted cash is primarily used to collateralize outstanding letters of credit and outstanding currency swap agreements. The letters of credit are extended to certain hotel properties to secure payment for the potential purchase of hotel rooms. There have been no claims made against any letters of credit. The currency swap agreements are entered into in order to protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates.

Marketable Securities

        The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The Company invests in certain marketable securities, which consist primarily of short-to intermediate-term fixed income securities issued by U.S. government agencies and municipalities. The

Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. The Company also invests in certain auction rate preferred equity and debt securities that have been classified as marketable securities in the accompanying balance sheets. All marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from accumulated other comprehensive income into earnings.

        The fair value of the investments is based on the quoted market price of the securities at the balance sheet dates. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the duration and extent to which the fair value is less than cost; the financial condition and near-term prospects of the issuer, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company's intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. There were no impairment charges recorded during 2003, 2002 and 2001. See Note 19 for further discussion.

Accounts Receivable

        Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the specific customer's current ability to pay their obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

        HSN provides extended payment terms to its customers, known at Flexpay. Flexpay is offered on certain products sold by HSN, based principally upon unit sales prices and gross margin. Revenue is recognized at the time of the sale, at which time HSN collects the first payment, sales tax and all shipping and handling fees. Subsequent collections are due from customers in 30-day increments payable automatically by credit card. HSN offers Flexpay programs ranging from 2 to 6 payments depending on the sales price of the item purchased. Flexpay receivables consist of outstanding balances owing by customers, less a reserve for uncollectible balances.

Merchandise Inventories, Net

        Merchandise inventories, which primarily consist of finished goods, are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Merchandise inventories are presented net of an inventory carrying adjustment of $34.6 million and $33.4 million at December 31, 2003 and 2002, respectively.

Property, Plant and Equipment

        Property, plant and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

        Depreciation and amortization is provided for on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

Asset Category	Depreciation/Amortization Period
Computer and broadcast equipment	1 to 6 Years
Buildings	25 to 40 Years
Leasehold improvements	2 to 40 Years
Furniture and other equipment	3 to 10 Years

Long-Lived Assets

        The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including property, plant and equipment, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. Additionally, the Company assesses goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

Cable Distribution Fees

        Cable distribution fees relate to upfront fees paid in connection with multi-year cable contracts for carriage of HSN's domestic and international programming. These fees are amortized to expense on a straight-line basis over the terms of the respective contracts.

Advertising

        Advertising costs are expensed in the period incurred and principally represent offline costs including television and radio advertising and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $431.2 million, $249.9 million and $86.3 million, respectively.

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

Earnings (Loss) Per Share

        Basic earnings per share ("Basic EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Foreign Currency Translation and Transaction Gains and Losses

        The financial position and operating results of all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income (loss), a separate component of shareholders' equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of operations.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS No. 148") which amends FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of FASB Statement No. 123. The Company adopted the expense recognition provision of SFAS 123 and is providing expense for stock based compensation for grants made on and after January 1, 2003 on a prospective basis as provided by SFAS 148, and will continue to provide pro forma information in the notes to financial statements to provide the results as if all equity awards issued in prior years were being expensed. The Company will continue to account for stock based compensation granted prior to January 1, 2003 in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." The Company intends to primarily issue restricted stock units that will vest in future periods instead of stock options, although the Company and its public subsidiaries issued some employee stock options in 2003 as they completed the transition to restricted stock units. For restricted stock units issued, the value of the instrument is measured at the grant date at fair value and amortized ratably as non-cash compensation over the vesting term. For stock options issued in 2003, including unvested options assumed in acquisitions, the Company is using a fair-value method to record the non-cash compensation provided on a straight-line basis.

        The following table illustrates the effect on net income available to common shareholders and net earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Years Ended December 31,
	2003	2002	2001
Net income available to common shareholders, as reported	$154,341	$1,941,344	$383,608
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	75,242	8,157	3,167
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(151,390)	(158,069)	(83,498)

Pro forma net income	$78,193	$1,791,432	$303,277

Net earnings per share available to common shareholders:
Basic as reported	$0.26	$4.55	$1.03
Basic pro forma	$0.13	$4.20	$0.81
Diluted as reported	$0.23	$4.54	$1.03
Diluted pro forma	$0.11	$4.19	$0.81

        Pro forma information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001: risk-free interest rates of 2.78% in 2003 and 2002, and 5.0% in 2001; a dividend yield of zero; a volatility factor of 50%, 50%, and 51%, respectively, based on the expected market price of IAC Common Stock based on historical trends; and a weighted-average expected life of the options of five years.

        The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. See Note 13 for further discussion of stock option plans.

Minority Interest

        Minority interest in 2003 primarily represents the public's ownership of the Company's former public subsidiaries, Ticketmaster, Hotels.com and Expedia until the date of the respective buy-ins, HSE-Germany, and EUVÍA, including redeemable preferred equity interests issued by EUVÍA that are originally due in 2006, but EUVÍA has the right to extend maturity to 2016 based on meeting certain financial covenants. The EUVÍA preferred equity interest is only due to the holder under German law to the extent sufficient funds in excess of fixed capital at EUVÍA are available. Minority interest in 2002 primarily represents Universal Studios, Inc.'s ("Universal") and Liberty Media Corporation's ("Liberty") ownership interest in USANi LLC through May 7, 2002, Liberty's ownership interest in Home Shopping Network, Inc. through June 27, 2002, the public's minority interests in Ticketmaster, Hotels.com and Expedia, HSE-Germany, and EUVÍA since its consolidation in July 2002. Minority interest in 2001 primarily represents Universal's and Liberty's ownership interest in USANi LLC, Liberty's ownership interest in Home Shopping Network, Inc., the public's ownership in Ticketmaster and Hotels.com, and ownership interest in HSE-Germany.

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

        Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles, including goodwill and other long-lived assets, carrying amount of long-term investments, including the Company's investment in VUE and various other operating allowances and accruals including accruals for contingent occupancy tax.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150")." This pronouncement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company adopted SFAS 150 effective July 1, 2003 and the adoption did not have an effect on the Company's financial statements.

Certain Risks and Concentrations

        The Company's business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, specifically airlines and to a certain extent hotels, dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud. Expedia is highly dependent on its relationships with six major airlines in the United States: United, Delta, American, Continental, Northwest and US Airways. The Company also depends on global distribution system partners and third party service providers for processing certain fulfillment services.

        The Federal government passed "Do Not Call Legislation" as well as other related legislation, the majority of which became effective October 1, 2003. It is too early to draw conclusions about the impact of this legislation on future results of PRC.

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and marketable securities. Cash equivalents and marketable securities are of high-quality short to intermediate term agency securities, all of which are maintained with quality financial institutions of high credit. Cash and cash equivalents are maintained with financial institutions and are in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits.

Derivative Instruments

        In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates and foreign exchange rates using financial instruments deemed appropriate by management. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps and forward contracts, to hedge certain interest rate and foreign exchange exposures. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, respectively, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Derivative positions are used only to manage underlying exposures of IAC.

        IAC's objective in managing its exposure to interest rate risk on its long-term debt is to maintain a certain range between floating rate and fixed rate debt. This policy enables IAC to manage its exposure to the impact of interest rate changes both on its earnings and cash flows and on its financial position. As such, from time to time, IAC may enter into interest rate swap transactions with financial institutions to modify the interest characteristics on a portion of its long-term debt in order to better balance the Company's exposure to fixed and floating interest rates.

        IAC's objective in managing its foreign exchange risk is to reduce its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position. IAC's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar, primarily the Euro, British Pound Sterling and Canadian Dollar. As such, from time to time, IAC may enter into forward contracts or swap transactions with financial institutions to protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates in order to reduce, but not always entirely eliminate, the impact of currency exchange rate movements of these local currencies. IAC Travel purchases 30 day foreign currency forwards periodically in order to mitigate the effects of the changes in exchange rates between the time in which payables to hotel vendors in foreign countries are recorded and when they are settled. The changes in fair value of these foreign currency forwards are included as a component of cost of sales in the accompanying statement of operations.

        The Company recognizes all derivative instruments at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the statement of operations or other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of operations when the hedged transaction affects earnings. For derivatives recognized as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations.

Reclassifications

        Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

        The statements of operations, balance sheets and statements of cash flows of USA Entertainment, USA Broadcasting, Styleclick, ECS and Avaltus have been classified as discontinued operations for all periods presented. See Note 21 for further discussion of discontinued operations.

NOTE 3    BUSINESS ACQUISITIONS

Ticketmaster Merger

        On January 17, 2003, IAC completed its acquisition of all of the outstanding shares of Ticketmaster that it did not already own. Prior to the acquisition, IAC owned approximately 66% of the outstanding equity of Ticketmaster, including its subsidiaries Citysearch and Match.com. IAC issued approximately 45.5 million shares of IAC common stock to Ticketmaster security holders based on an exchange ratio of 0.935 of a share of IAC common stock for each share of Ticketmaster common stock. IAC also assumed options to acquire approximately 8.9 million shares of IAC common stock and warrants to acquire approximately 4.2 million shares of IAC common stock, in each case based on an exchange ratio of 0.935. The price used to value the securities is $17.918, which is the average of the closing prices of IAC common stock on the two trading days prior to, the day of, and the two trading days following the announcement of the Ticketmaster merger. The amount recorded as unearned compensation is the estimated impact of unvested stock options and warrants as of the merger date, at their fair value, and will be recognized as non-cash compensation over the vesting period. The purchase consideration and resulting allocation are as follows (in thousands):

Value of securities issued	$900,382
Less: fair value of unvested options and warrants to acquire IAC common stock recorded as unearned compensation	(32,583)

Net purchase price	867,799
Less: minority interest acquired	(441,300)
Add: deferred income taxes associated with the intangible asset step-up	81,300

Excess of the merger consideration over minority interest acquired, deferred taxes and deferred compensation	$507,799

        IAC obtained an independent valuation of the identifiable intangible assets acquired. This valuation identified $616.1 million of intangible assets other than goodwill. IAC recorded 34% of this amount, or $209.5 million, representing the incremental ownership acquired in the transaction. The unallocated excess of merger consideration over minority interest acquired, deferred taxes and deferred compensation of $298.3 million was allocated to goodwill. The trade name was identified as an indefinite lived intangible and $90.3 million was allocated to this asset. Intangibles with definite lives included venue promoter contracts ($75.1 million), distribution agreements ($25.9 million), technology ($11.4 million) and subscribers ($6.8 million) and will be amortized over a weighted average period of 5.7 years. None of the amounts allocated to goodwill or intangible assets are tax deductible. The Company recorded no adjustments to the historical carrying value of assets and liabilities, other than to goodwill and intangible assets, as a result of the step-up in fair value.

Hotels.com Merger

        On June 23, 2003, IAC completed its acquisition of all of the outstanding shares of Hotels.com that it did not already own. Prior to the acqusition, IAC owned approximately 67% of the outstanding equity of Hotels.com. IAC issued 44.3 million shares of IAC common stock to Hotels.com security holders based on an exchange ratio of 2.4 shares of IAC common stock for each share of Hotels.com common stock. IAC also assumed options to acquire 6.4 million shares of IAC common stock, warrants to acquire 1.2 million shares of IAC common stock and 0.3 million restricted share units in the merger, in each case based on an exchange ratio of 2.4. The price used to value the securities is $26.174, which is the average of the closing prices of IAC common stock on the two trading days prior to, the day of, and the two trading days following the announcement of the Hotels.com merger. The amount recorded as unearned compensation is the estimated impact of unvested stock options and warrants as of the merger date, at their fair value, and will be recognized as non-cash compensation over the vesting period. The purchase consideration and resulting allocation are as follows (in thousands):

Value of securities issued	$1,276,408
Less: fair value of unvested options and warrant to acquire IAC common stock recorded as unearned compensation	(97,100)

Net purchase price	1,179,308
Less: minority interest acquired	(357,000)
Add: deferred income taxes associated with the intangible asset step-up	82,600

Excess of the merger consideration over minority interest acquired, deferred taxes and deferred compensation	$904,908

        IAC obtained an independent valuation of the identifiable intangible assets acquired. This valuation identified $672.8 million of intangible assets other than goodwill. IAC recorded approximately 33% of this amount, or $219.6 million, representing the incremental ownership acquired in the transaction. The unallocated excess of merger consideration over minority interest acquired, deferred taxes and deferred compensation of $685.3 million was allocated to goodwill. The trade name was identified as an indefinite lived intangible and $115.7 million was allocated to this asset. Intangibles with definite lives included supply relationships ($63.4 million), affiliate agreements ($36.6 million), technology ($3.6 million) and customer lists ($0.3 million) and will be amortized over a weighted average period of 6.5 years. None of the amounts allocated to goodwill or intangible assets are tax deductible. The Company recorded no adjustments to the historical carrying value of assets and liabilities, other than to goodwill and intangible assets, as a result of the step-up in fair value.

Expedia Merger

        On August 8, 2003, IAC completed its acquisition of all of the outstanding shares of Expedia that it did not already own. Prior to the acquisition IAC owned approximately 59% of the outstanding equity of Expedia. IAC issued approximately 100.8 million shares of common stock to Expedia security holders based on an exchange ratio of 1.93875 shares of IAC common stock for each share of Expedia common stock. IAC also assumed options to acquire 36.9 million shares of IAC common stock, issued warrants to acquire 24.5 million shares of IAC common stock and assumed 1.2 million restricted share units. The price used to value the securities is $26.47, which is the average of the closing prices of IAC common stock on the two trading days prior to, the day of, and the two trading days following the announcement of the Expedia merger. The amount recorded as unearned compensation is the estimated impact of unvested stock options and warrants as of the merger date, at their fair value, and will be recognized as non-cash compensation over the vesting period. The purchase consideration and resulting allocation are as follows (in thousands):

Value of securities issued	$3,883,614
Less: fair value of unvested options and warrant to acquire IAC common stock recorded as unearned compensation	(314,214)

Net purchase price	3,569,400
Less: minority interest acquired	(326,700)
Add: deferred income taxes associated with the intangible asset step-up	300,500

Excess of the merger consideration over minority interest acquired, deferred taxes and deferred compensation	$3,543,200

        IAC obtained an independent valuation of the identifiable intangible assets acquired, in conjunction with the acquisition of a controlling interest in Expedia in 2002. The Company updated this valuation, which identified $2.0 billion of intangible assets other than goodwill. IAC recorded approximately 41% of this amount, or $799.1 million, representing the incremental ownership acquired in the transaction. The unallocated excess of merger consideration over minority interest acquired, deferred taxes and deferred compensation of $2.7 billion was allocated to goodwill. The trade name was identified as an indefinite lived intangible and $531.3 million was allocated to this asset. Intangibles with definite lives included affiliate agreements ($114.1 million), supply relationships ($67.3 million), technology ($78.8 million) and ECT customer relationships and customer lists ($7.5 million) and will be amortized over a weighted average period of 5 years. None of the amounts allocated to goodwill or intangible assets are tax deductible. The Company recorded no adjustments to the historical carrying value of assets and liabilities, other than to goodwill and intangible assets, as a result of the step-up in fair value.

        The Company acquired the remaining interests in Ticketmaster, Expedia and Hotels.com because (1) the acquisitions significantly simplified its corporate structure (which at the time was very complex with significant minority interests), (2) the acquisition would remove any conflict of interests between the Company's shareholders and the minority public shareholders of Ticketmaster, Expedia and Hotels.com, and allow the companies to work together more closely to achieve operating efficiencies,

(3) the Company would have total access to the acquirees' cash flow, and (4) the Company believed that all of the companies had great growth prospects in their respective fields. While Expedia and Hotels.com operate in the very competitive online travel space, management believes that the significant growth prospects outweigh any competitive pressures that the Company expects to face going forward.

Pro Forma Results

        The following unaudited pro forma condensed consolidated financial information for the years ended December 31, 2003 and 2002, is presented to show the results of the Company to give effect to IAC's acquisition of a controlling interest in Expedia completed on February 4, 2002, IAC's contribution of the USA Entertainment Group to VUE completed on May 7, 2002, including the exchange by Liberty of its USANi LLC shares for 7.1 million IAC common shares, the exchange by Liberty of its shares of Home Shopping Network, Inc. for 31.6 million shares of IAC common stock and 1.6 million shares of IAC Class B common stock completed on June 27, 2002, the merger of Ticketmaster with a wholly-owned subsidiary of IAC completed on January 17, 2003, the merger of Hotels.com with a wholly-owned subsidiary of IAC completed on June 23, 2003 and the merger of Expedia with a wholly owned subsidiary of IAC completed on August 8, 2003 as if the transactions had occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to intangible assets and compensation expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates.

	Years Ended December 31,
	2003	2002
	(In thousands, except per share data)
Net revenue	$6,328,118	$4,616,412
Income (loss) from continuing operations before cumulative effect of accounting change	108,753	(113,290)
Net income available to common shareholders	136,437	1,795,957
Basic earnings (loss) from continuing operations before cumulative effect of accounting change available to common shareholders	0.14	(0.20)
Diluted earnings (loss) from continuing operations before cumulative effect of accounting change available to common shareholders	0.13	(0.20)
Basic earnings per share from net income	0.20	2.82
Diluted earnings per share from net income	0.18	2.82

NOTE 4    GOODWILL AND OTHER INTANGIBLE ASSETS

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In connection with the adoption of this standard, the Company has not amortized any goodwill or indefinite-lived intangible assets subsequent to January 1, 2002. Prior to the adoption, all intangible assets were amortized over their estimated periods to be benefited, generally on a straight-line basis. Therefore, the results of operations for 2001 reflect the amortization of goodwill and indefinite-lived intangible assets (see below a pro forma disclosure depicting the Company's results of operations during 2001 after applying the non-amortization provisions of SFAS 142). In connection with the implementation of SFAS 142, the Company was required to assess goodwill and indefinite-lived intangible assets for impairment. As a result, in 2002 the Company recorded a write-off before tax and minority interest of $499 million related to the Citysearch ($115 million) and PRC businesses ($384 million) as a cumulative effect of accounting change. Adoption of the new standard resulted in a one-time, non-cash after-tax, after minority interest charge of $461.4 million. The charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations as of January 1, 2002.

        In addition, in the second quarter of 2002, IAC recorded a further write-down of $22.2 million related to PRC. The write-down resulted from contingent purchase price recorded in the second quarter.

        Additionally, pursuant to SFAS 142, the Company assesses goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company updated its analysis of goodwill for 2003 and the Company determined that the carrying value of such assets were not impaired.

        The balance of goodwill and intangible assets is as follows (in thousands):

	December 31,
	2003	2002
Goodwill	$11,291,768	$5,997,842
Intangible assets with indefinite lives	1,418,990	544,446
Intangible assets with definite lives	1,094,899	713,624

	$13,805,657	$7,255,912

        In total, goodwill and other intangible assets increased $6.5 billion as of December 31, 2003 as compared to the prior year. The increase is due primarily to the Ticketmaster, Expedia and Hotels.com buy-in transactions discussed in Note 3 and the acquisitions of LendingTree, Hotwire and Entertainment Publications during 2003.

        Intangibles with indefinite lives relate principally to trade names and trademarks acquired in the various acquisitions. Intangibles with definite lives relate principally to the following:

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
	(In thousands)
Purchase agreements	$195,889	$(71,175)	$124,714	12.4
Distribution agreements	690,936	(373,745)	317,191	5.2
Merchandise agreements	171,457	(19,631)	151,826	9.0
Supplier Relationship	305,096	(80,516)	224,580	6.5
Technology	248,805	(72,583)	176,222	4.6
Customer lists	36,093	(12,285)	23,808	6.8
Affiliate agreements	33,049	(1,673)	31,376	10.0
Domain names	28,756	(4,953)	23,803	9.9
Other	55,444	(34,065)	21,379	5.6

Total	$1,765,525	$(670,626)	$1,094,899

        Amortization of intangibles is computed on a straight-line basis and based on December 31, 2003 balances for the next five years and thereafter is estimated to be as follows (in thousands):

2004	$287,811
2005	244,355
2006	192,922
2007	127,860
2008	93,028
2009 and thereafter	148,923

$1,094,899

        At December 31, 2002, accumulated amortization related to intangible assets was $334 million.

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill for the year ended December 31, 2003 (in thousands):

	Balance as of January 1, 2003	Additions	(Deductions)	Foreign Exchange Translation	Balance as of December 31, 2003
IAC Travel	$2,163,843	$4,233,254	$(187,433)	$4,475	$6,214,139
Electronic Retailing
HSN U.S.	2,442,739	74	—	—	2,442,813
HSN International	270,233	946	—	42,633	313,812

Total	2,712,972	1,020	—	42,633	2,756,625
Ticketing	743,831	262,635	(9,184)	7,849	1,005,131
Personals	65,195	152,858	(749)	6,125	223,429
IAC Local Services	—	208,973	(2,389)	—	206,584
Teleservices	312,001	2,000	—	—	314,001
Financial Services and Real Estate	—	583,406	(11,547)	—	571,859

Goodwill	$5,997,842	$5,444,146	$(211,302)	$61,082	$11,291,768

        Deductions principally relate to the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions which were vested at the transaction date. As such, these amounts are recorded as a reduction to goodwill.

LendingTree Goodwill and Intangibles

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

        In connection with the LendingTree acquisition, the excess of consideration attributable to intangible assets and goodwill was $678.9 million. IAC obtained a preliminary independent valuation of the identifiable intangible assets. This valuation identified $187.2 million of intangible assets other than goodwill. The goodwill recognized amounted to $491.7 million. The trade name was identified as an indefinite lived intangible and $87.0 million was allocated to this asset. Intangibles with definite lives included purchased service agreements ($62.8 million), technology ($24.7 million), customer backlog ($7.2 million) and customer lists ($5.5 million) and will be amortized over a weighted average period of 4.4 years. None of the amounts allocated to goodwill or intangible assets are tax deductible.

        The net purchase price consideration paid for LendingTree was based on historical as well as expected performance metrics. The Company viewed LendingTree's revenue, OIBA, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including: (1) LendingTree's market leading position and brand; (2) LendingTree's technological and operational expertise; and (3) the Company's expectation of significant growth in the online financial services and real estate market. LendingTree had a relatively short business history and was unprofitable in every year prior to 2002. As a result, the predominant portion of purchase price was based on the expected financial performance of LendingTree, and not the net asset value on the books at the time of the acquisition. This resulted in a significant amount of the purchase price being allocated to goodwill.

Hotwire Goodwill and Intangibles

        On November 5, 2003, the Company completed its acquisition of Hotwire, a leading discount travel website. Total consideration paid was $667.7 million in cash, plus the assumption of 19.2 million options. In connection with the Hotwire acquisition, the excess of consideration attributable to intangible assets and goodwill was $649.6 million. IAC obtained a preliminary independent valuation of identifiable intangible assets acquired. This valuation identified $126.8 million of intangible assets other than goodwill. The goodwill recognized amounted to $522.8 million. The trade name was identified as an indefinite lived intangible and $90.0 million was allocated to this asset. Intangibles with definite lives included supply relationships ($28.5 million), technology ($7.0 million) and customer lists ($1.3 million) and will be amortized over a weighted average period of 4.1 years. None of the amounts allocated to goodwill or intangible assets are tax deductible.

        The net purchase price paid for Hotwire was based on historical as well as expected performance metrics. The Company viewed Hotwire revenue, OIBA, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including: (1) Hotwire's market leading position and brand; (2) Hotwire's business model, which complements the models of our other travel businesses; (3) growth opportunities in the markets in which Hotwire competes; and (4) Hotwire's technological and operational expertise. As a result, the predominant portion of purchase price was based on the expected financial performance of Hotwire, and not the net asset value on the books at the time of the acquisition. This resulted in a significant amount of the purchase price being allocated to goodwill.

Entertainment Publications Goodwill and Intangibles

        In connection with the Entertainment Publications acquisition, which was completed on March 25, 2003, the excess of consideration attributable to intangible assets and goodwill was $312.1 million. IAC obtained an independent valuation of identifiable intangible assets acquired. This valuation identified $103.1 million of intangible assets other than goodwill. The goodwill recognized amounted to $209.0 million. The trade name was identified as an indefinite lived intangible and $48.7 million was allocated to this asset. Intangibles with definite lives included distribution lists ($36.9 million), merchant agreements ($11.7 million), technology ($4.4 million) and covenant not-to-compete ($1.4 million) and will be amortized over a weighted average period of 8.8 years. None of the amounts allocated to goodwill or intangible assets are tax deductible.

        The net purchase price paid for Entertainment Publications was based on historical as well as expected performance metrics. The Company viewed Entertainment Publications revenue, OIBA, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including: (1) Entertainment Publications' business model, which complements the models of our other Local Services businesses and (2) the early stages of Entertainment Publications' online migration. As a result, the predominant portion of purchase price was based on the expected financial performance of Entertainment Publications, and not the net asset value on the books at the time of the acquisition. This resulted in a significant amount of the purchase price being allocated to goodwill.

        The following table adjusts IAC's reported net earnings (loss) and basic and diluted net earnings (loss) per share to exclude amortization expense related to goodwill and other intangible assets with indefinite lives as if SFAS 142 was effective January 1, 2001:

Year Ended December 31, 2001
(in thousands, except per share data)
Earnings (loss) from continuing operations available to common shareholders:
Reported loss from continuing operations	$(162,811)
Add: goodwill amortization	134,018

Loss from continuing operations as adjusted	$(28,793)

Basic earnings (loss) per share from continuing operations as adjusted:
Reported basic loss per share	$(0.44)
Add: goodwill amortization	0.36

Adjusted basic loss per share	$(0.08)

Diluted earnings (loss) per share from continuing operations as adjusted:
Reported diluted loss per share	$(0.44)
Add: goodwill amortization	0.36

Adjusted diluted net loss per share	$(0.08)

Net earnings available to common shareholders
Net income available to common shareholders	$383,608
Add: goodwill amortization	176,413

Net earnings available to common shareholders as adjusted	$560,021

Basic earnings (loss) per share as adjusted:
Reported basic net earnings (loss) per share	$1.03
Add: goodwill amortization	0.47

Adjusted basic net earnings per share	$1.50

Diluted earnings (loss) per share as adjusted:
Reported diluted net earnings (loss) per share	$1.03
Add: goodwill amortization	0.47

Adjusted diluted net earnings per share	$1.50

NOTE 5 LONG-TERM OBLIGATIONS

	December 31,
	2003	2002
	(In thousands)
$750,000,000 7.00% Senior Notes (the "2002 Senior Notes") due January 15, 2013; interest payable each January 15 and July 15 commencing on July 15, 2003.	$748,897	$750,000
$360,845,000 6.75% Senior Notes (the "1998 Senior Notes") due November 15, 2005; interest payable each May 15 and November 15 commencing May 15, 1999.	360,845	453,000
Other long-term obligations maturing through 2022	13,776	34,123

Total gross long-term obligations	1,123,518	1,237,123
Total unamortized discount	(571)	(1,021)

Total long-term obligations	1,122,947	1,236,102
Less current maturities	(2,850)	(24,957)

Long-term obligations, net of current maturities	$1,120,097	$1,211,145

        On December 16, 2002, IAC issued the 2002 Senior Notes which are guaranteed by USANi LLC. The USANi LLC guaranty will terminate whenever the 1998 Senior Notes, co-issued by IAC and USANi LLC, cease to be outstanding or its obligations under the 1998 Senior Notes and the related indenture are discharged or defeased pursuant to the terms thereof.

        During 2003, the Company repurchased $92.2 million principal amount of the 1998 Senior Notes resulting in losses of $8.6 million. During 2002, the Company repurchased $47.0 million principal amount of the 1998 Senior Notes resulting in gains of $1.5 million. In addition, during 2002 the Company fully redeemed $37.8 million aggregate principal amount of 7% Convertible Subordinated Debentures due July 1, 2003 (the "Savoy Debentures") resulting in a loss of $2.0 million.

        During the second and third quarters of 2003 the Company entered into two interest rate swap agreements with a notional amount of $250 million and $150 million, respectively, in each case related to a portion of the 2002 Senior Notes. The fair value of the interest rate swaps at December 31, 2003 was a loss of $1.1 million, which has been recognized as a reduction of the corresponding debt. See Note 6 for further discussion.

        Aggregate contractual maturities of long-term obligations are as follows (in thousands):

Years Ending December 31,
2004	$2,850
2005	362,199
2006	312
2007	236
2008	258
Thereafter	757,663

$1,123,518

        At December 31, 2003 and 2002, the Company leased certain IT equipment under capital leases with interest rates ranging from 4.00% to 10.25%. Included in other long-term obligations above as of December 31, 2003 are capital lease obligations totaling approximately $3.9 million, net of interest of $0.3 million. Included in other long-term obligations above as of December 31, 2002 are capital lease obligations totaling $2.6 million, net of interest of $0.1 million. Total fixed assets under capital leases at December 31, 2003 and 2002 approximate $10.6 million and $32.6 million, respectively, with accumulated depreciation of approximately $5.8 million and $29.3, respectively.

NOTE 6 DERIVATIVE INSTRUMENTS

        On April 7, 2003 and July 23, 2003, the Company entered into interest rate swap agreements with notional amounts of $250 million and $150 million, respectively, related to a portion of the 2002 Senior Notes. The interest rate swaps allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on LIBOR, which effectively changes the Company's interest rate exposure on a portion of the debt. As of December 31, 2003, of the $750 million total notional amount of the 7% Notes, the interest rate is fixed on $350 million with the balance of $400 million remaining at a floating rate of interest based on the spread over 6- month LIBOR. The fair value of the interest rate swaps at December 31, 2003 was a gain of $0.1 million and a loss of $(1.2 million), respectively. The fair value of the contracts have been recorded on the accompanying balance sheet as of December 31, 2003 in other non-current assets with a corresponding offset to the carrying value of the related debt. The gain or loss on the derivative in the period of change and the loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations and are offsetting.

        On April 29, 2003, one of the Company's foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. This derivative contract has been designated as a cash flow hedge for accounting purposes and, as such, transaction gains and losses related to the contract and liability are recognized each period in our statement of operations and are offsetting. In addition, the effective portion of the derivative's gain/loss is recorded in other comprehensive income until the liability is extinguished. The fair value of this foreign exchange forward contract at December 31, 2003 was an unrealized loss of $5.7 million.

        On November 26, 2003, one of the Company's subsidiaries entered into a ten-year cross currency swap with a notional amount of Euro 39 million which is to mature on October 30, 2013 and is used to hedge against the change in value of an asset denominated in a currency other than the subsidiary's functional currency. This swap enables the Company to pay Euro at a rate of the three-month EURIBOR plus 0.50% on Euro 39 million. In exchange the Company receives 4.9% interest on $46.4 million in U.S. dollars. At the date of maturity the agreement calls for the exchange of notional amounts. This derivative contract has been designated as a cash flow hedge for accounting purposes and, as such, transaction gains and losses related to the contract and asset are recognized each period in our statement of operations and are offsetting. In addition, the effective portion of the derivative's gain/loss is recorded in other comprehensive income until the liability is extinguished. The fair value of this cross currency swap at December 31, 2003 was an unrealized loss of $3.3 million.

        In addition, IAC Travel purchases 30-day foreign currency forwards periodically to mitigate the effects of the changes in exchange rates between the time in which payables to hotel vendors in foreign countries are recorded and when they are settled. The contracts are designated as hedges for accounting purposes and as such, the changes in fair value are included as a component of cost of sales in the accompanying statement of operations. During the years ended December 31, 2003 and 2002, the Company recognized gains of $1.1 million and $0.7 million, respectively, from forward contracts. As of December 31, 2003, there were no material foreign currency forwards outstanding.

NOTE 7 INCOME TAXES

        U.S. and foreign earnings (loss) from continuing operations before income tax and minority interest are as follows:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
U.S.	$240,021	$263,910	$(176,324)
Foreign	22,370	(150,713)	(33,137)

Total	$262,391	$113,197	$(209,461)

        The components of income tax expense are as follows:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Current income tax expense (benefit):
Federal	$200,105	$83,067	$(4,104)
State	26,277	20,333	(815)
Foreign	13,964	5,980	2,310

Current income tax expense (benefit)	240,346	109,380	(2,609)

Deferred income tax (benefit) expense:
Federal	(135,360)	(34,567)	8,363
State	(31,728)	(9,686)	2,443
Foreign	(2,567)	—	984

Deferred income tax (benefit) expense	(169,655)	(44,253)	11,790

Income tax expense	$70,691	$65,127	$9,181

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below. The valuation allowance represents items for which it is more likely than not that the tax benefit will not be realized.

	2003	2002
Deferred tax assets:
Inventory	$8,840	$6,867
Provision for accrued expenses	20,117	25,637
Capital loss carryforwards	19,604	—
Deferred revenue	32,771	14,618
Net operating loss carryforwards	397,211	258,013
Warrant amortization	—	3,141
Tax credit carryforwards	21,114	9,811
Other	36,242	19,017

Total deferred tax assets	535,899	337,104
Less valuation allowance	(266,931)	(336,800)

Net deferred tax assets	$268,968	$304

Deferred tax liabilities:
Property, plant and equipment	$(3,716)	$(18,614)
Amortization of intangibles	(860,397)	(391,474)
Investment in subsidiaries	(66,031)	(15,507)
VUE Limited Partnership	(1,839,168)	(1,946,814)

Total deferred tax liabilities	$(2,769,312)	$(2,372,409)

Net deferred tax liability	$(2,500,344)	$(2,372,105)

        The deferred tax liability related to the Vivendi transaction is currently $1.8 billion. This liability is based on the difference between the book basis and the estimated tax basis of the consideration received in the transaction.

        A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Income tax expense (benefit) at the federal statutory rate of 35%	$91,837	$39,619	$(73,311)
Amortization of goodwill and other intangibles	24,844	25,952	23,087
Change in valuation allowance	(34,243)	(29,008)	53,733
State income taxes, net of effect of federal tax benefit	3,866	9,700	1,331
Effect of change in estimated state tax rate	(13,261)	—	—
Impact of minority interest	(4,601)	1,967	—
Foreign income taxed at a different statutory tax rate	7,473	6,885	14,892
Incremental tax on unremitted earnings of certain non-U.S. subsidiaries	7,409	552	—
Tax exempt income	(7,616)	(4,767)	(1,149)
Foreign tax credits utilized	(4,615)	11	6
Other, net	(402)	14,216	(9,408)

Income tax expense	$70,691	$65,127	$9,181

        The Company recognized income tax deductions related to the issuance of common stock pursuant to the exercise of stock options. The related income tax benefits of $317.1 million and $7.6 million for the years ended December 31, 2003 and 2002, respectively, were recorded as increases to additional paid-in capital or a reduction in goodwill.

        At December 31, 2003, the Company had approximately $830 million of U.S. federal and state net operating loss ("NOL") carryforwards for income tax purposes expiring through December 31, 2023. Approximately $254 million of the NOL's are subject to limitation on future utilization under Section 382 of the Internal Revenue Code. Section 382 imposes limitations on the availability of a company's NOL's after a greater than 50 percentage point ownership change occurs. In addition, approximately $213 million of the NOL's are subject to limitation on further utilization pursuant to the separate return limitation year ("SRLY") provisions of Section 1502. The NOL's subject to the SRLY limitation can only be utilized to offset income from the subsidiaries that generated such losses. At December 31, 2003, the Company had foreign NOL carryforwards of $503.6 million which are available to offset future income, if any. Of this loss, $482.1 million can be carried forward indefinitely, and $21.5 million will expire in six to ten years. During 2003, the Company recognized tax benefit of the utilization of NOL's of $59 million, of which $8.2 million related to foreign operations. Of this amount $24.7 million was recorded as an increase of additional paid in capital or a reduction of goodwill.

        A valuation allowance of approximately $267 million at December 31, 2003 represents the portion of tax operating loss carryforwards and other items for which it is more likely than not that the benefit of such items will not be realized. Included in the valuation allowance is approximately $135 million, the tax benefit for which if recognized in future years will be applied as a reduction of goodwill or an increase to additional paid-in capital. During 2003 the Company's income tax expense was reduced by $34.2 million, due to the reduction in valuation allowance primarily related to the utilization of NOL's.

        The Internal Revenue Service is currently examining the Company's tax returns for the years ended December 31, 1997 through 2000. The examination is expected to be completed by the end of 2004. The Company is routinely under audit by federal, state and local authorities in the areas of income taxes and the remittance of sales and use taxes. On the basis of present information, it is the opinion of Company management that any assessments resulting from the current audits will not have a material effect on the Company's consolidated results of operations or its consolidated financial position. Based on evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures and management believes that any amounts deemed reasonably possible of occurring that are greater than the amounts accrued would not be significant.

        During 2003, the Company's investment in Ticketmaster, Hotels.com and Expedia increased to 100% ownership, and as a result, Ticketmaster, Hotels.com and Expedia will no longer file separate U.S. federal tax returns as of acquisition date because they will be included in the Company's 2003 consolidated federal tax return.

        In accordance with APB No. 23, no federal or state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $21.7 million at December 31, 2003. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

NOTE 8 COMMITMENTS

        The Company leases satellite transponders, computers, warehouse and office space, equipment and services used in connection with its operations under various operating leases and contracts, many of which contain escalation clauses.

        Future minimum payments under non-cancelable agreements are as follows (in thousands):

Years Ending December 31,
2004	$108,574
2005	75,914
2006	46,464
2007	40,346
2008	40,997
Thereafter	111,465

Total	$423,760

        Expenses charged to operations under these agreements were $114.4 million, $94.4 million and $84.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt, as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	3-5 Years
Letters of Credit	$49,328	$46,649	$2,679	$—
Purchase Obligations	59,595	29,458	22,962	7,175
Guarantees	51,079	6,398	44,371	310

Total Commercial Commitments	$160,002	$82,505	$70,012	$7,485

        The letters of credit are primarily extended to certain hotel properties to secure payment for the potential purchase of hotel rooms as well as for inventory purchases by HSN. There have been no claims made against any letters of credit. Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction. The purchase obligations primarily relate to two national telecommunications contracts with certain vendors related to data transmission lines and telephones. The guarantees primarily relate to guarantees to the U.K. Civil Aviation Authority for the potential non-delivery of travel sold in the U.K. market as agents are required to be bonded in the U.K. in the event that tour operators cannot fulfill their obligations.

NOTE 9 RESTRUCTURING CHARGES

        Restructuring related expenses were approximately $0.1 million, $54.1 million and $3.9 million in 2003, 2002 and 2001, respectively. The 2003 amounts are principally comprised of $3.1 million related to the write-down of a receivable from the 2002 restructuring of HSN's U.K. offices, $1.2 million related to facility closure costs at uDate's Derby, U.K. facility as the back-office operations of uDate were combined with Match International, and $1.4 million for PRC related to employee terminations due principally to the decline in the teleservicing market that resulted in excess capacity. Such restructuring charges were offset by the reversals of contingent costs for terminated employees which are no longer probable of occurrence.

        The 2002 amounts are principally comprised of $14.8 million for HSN International related to the shut-down of HSN-Espanol, the Company's Spanish language electronic retailing operation, due to high costs of carriage and disappointing sales per home due to the fragmented market, $7.9 million for PRC related principally to the shut down of three call centers and employee terminations due principally to the decline of the teleservices market that resulted in excess industry capacity, and $31.4 million related to HSE-Italy due to large losses incurred in this market and uncertainty as to the ability to turn-around operations.

        The 2001 amounts include $2.9 million for PRC related to a reduction of workforce and capacity due principally to the decline in the teleservicing market that resulted in excess capacity and $0.9 million for Citysearch due to a change in the business model.

        Costs that relate to ongoing operations are not part of the restructuring charges and are not included in "Restructuring Charges" on the statement of operations. Furthermore, all inventory and accounts receivable adjustments that resulted from the actions are classified as operating expenses in the statement of operations.

        In 2003, 2002 and 2001 the charges associated with the restructurings were as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Continuing lease obligations	$618	$1,234	$1,239
Asset impairments	3,061	4,642	469
Employee termination costs	(2,635)	3,920	2,154
Write-down of prepaid cable distribution fees	—	10,852	—
HSE-Italy	—	31,411	—
Other	(1,023)	2,071	—

	$21	$54,130	$3,862

        Continuing lease obligations primarily relate to excess call center, warehouse and office space of PRC and HSN. Asset impairments relates primarily to leasehold improvements that are being abandoned. Prepaid cable distribution fees relate to non-refundable upfront amounts paid by HSN-Espanol for carriage, primarily in Mexico.

        As of December 31, 2003 and 2002, the remaining accrual balance related to restructuring charges was $5.0 million and $7.7 million, respectively. The 2003 balance relates primarily to ongoing obligations for facility leases and broadcast carriage arrangements and are expected to be paid out according to the terms of these arrangements.

NOTE 10 SHAREHOLDERS' EQUITY

Description of Common Stock and Class B Convertible Common Stock

        With respect to matters that may be submitted to a vote or for the consent of IAC's shareholders generally, including the election of directors, each holder of shares of IAC common stock, IAC Class B common stock and IAC preferred stock will vote together as a single class. In connection with any such vote, each holder of IAC common stock is entitled to one vote for each share of IAC common stock held, each holder of IAC Class B common stock is entitled to ten votes for each share of IAC Class B common stock held and each holder of IAC preferred stock is entitled to two votes for each share of IAC preferred stock held. Notwithstanding the foregoing, the holders of shares of IAC common stock, acting as a single class, are entitled to elect 25% of the total number of IAC's directors, and, in the event that 25% of the total number of directors shall result in a fraction of a director, then the holders of shares of IAC common stock, acting as a single class, are entitled to elect the next higher whole number of IAC's directors. In addition, Delaware law requires that certain matters be approved by the holders of shares of IAC common stock, holders of IAC Class B common stock or holders of IAC preferred stock voting as a separate class.

        Shares of IAC Class B common stock are convertible into shares of IAC common stock at the option of the holder thereof, at any time, on a share-for-share basis. Such conversion ratio will in all events be equitably preserved in the event of any recapitalization of IAC by means of a stock dividend on, or a stock split or combination of, outstanding shares of IAC common stock or IAC Class B common stock, or in the event of any merger, consolidation or other reorganization of IAC with another corporation. Upon the conversion of shares of IAC Class B common stock into shares of IAC common stock, those shares of IAC Class B common stock will be retired and will not be subject to reissue. Shares of IAC common stock are not convertible into shares of IAC Class B common stock.

        Except as described herein, shares of IAC common stock and IAC Class B common stock are identical. The holders of shares of IAC common stock and the holders of shares of IAC Class B common stock are entitled to receive, share for share, such dividends as may be declared by IAC's Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution, distribution of assets or winding-up of IAC, the holders of shares of IAC common stock and the holders of shares of IAC Class B common stock are entitled to receive, share for share, all the assets of IAC available for distribution to its stockholders, after the rights of the holders of the IAC preferred stock have been satisfied.

        In the event that IAC issues or proposes to issue any shares of IAC common stock or Class B common stock (including shares issued upon exercise, conversion or exchange of options, warrants and convertible securities), Liberty will have preemptive rights that entitle it to purchase a number of IAC common shares so that Liberty will maintain the identical ownership interest in IAC that Liberty had immediately prior to such issuance or proposed issuance. Any purchase by Liberty will be allocated between IAC common stock and Class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Liberty opts to acquire shares of IAC common stock in lieu of shares of IAC Class B common stock. During 2003 the Company received proceeds of approximately $1.2 billion related to the sale of 48.7 million shares of common stock to Liberty, pursuant to Liberty's preemptive rights in relation to the Ticketmaster merger, the uDate acquisition, the Expedia and Hotels.com mergers and in connection with IAC option exercises between May 2, 2003 and June 3, 2003.

Description of Preferred Stock

        IAC's Board of Directors has the authority to designate, by resolution, the powers, preferences, rights and qualifications, limitations and restrictions of the preferred stock without any further vote or action by the stockholders. Any shares of preferred stock so issued would have priority over shares of IAC common stock and shares of IAC Class B common stock with respect to dividend or liquidation rights or both.

        In connection with the acquisition of a controlling interest in Expedia, Inc., IAC issued an aggregate of approximately 13.1 million shares, par value $0.01 per share, "Series A Cumulative Convertible Preferred Stock," each having a $50.00 face value and a term of 20 years, which is referred to in this document as IAC preferred stock. Each share of IAC preferred stock is convertible, at the option of the holder at any time, into that number of shares of IAC common stock equal to the quotient obtained by dividing $50 by the conversion price per share of IAC common stock. The conversion price is initially equal to $33.75 per share of IAC common stock and is subject to downward adjustment if the price of IAC common stock exceeds $35.10 at the time of conversion pursuant to a formula set forth in the certificate of designation for the IAC preferred stock. At the end of the 20-year term, IAC can elect to redeem the shares of IAC common stock for cash or stock. Shares of IAC preferred stock may be put to IAC on the fifth, seventh, tenth and fifteenth anniversary of February 4, 2002 for cash or stock at IAC's option. IAC also has the right to redeem the shares of IAC preferred stock for cash or stock commencing on the tenth anniversary of February 4, 2002. In the event of a voluntary or involuntary liquidation, dissolution or winding-up of IAC, holders of IAC preferred stock will be entitled to receive, in preference to any holder of IAC common stock or IAC Class B common stock, an amount per share equal to all accrued and unpaid dividends plus the greater of (a) face value, or (b) the liquidating distribution that would be received had such holder converted the IAC preferred stock into IAC common stock immediately prior to the liquidation, dissolution or winding-up of IAC. The preferred shares bear interest at 1.99%, payable quarterly in cash or stock at IAC's option. If IAC elects to pay cash, the amount is approximately $13.1 million on an annual basis. The Company paid cash dividends of $13.1 million and $11.8 million in the years ended December 31, 2003 and 2002, respectively.

        In accordance with SFAS 128 "Earnings per Share," for purposes of calculating diluted EPS, the Company uses the if-converted method of calculating the dilutive effect of the IAC preferred stock. Under the if-converted method, securities are assumed to be converted at the beginning of the period if the conversion of those shares would be dilutive.

Note Receivable from Key Executive for Common Stock Issuance

        In connection with Mr. Diller's employment in August 1995, the Company agreed to sell Mr. Diller 1,767,952 shares of IAC Common Stock ("Diller Shares") at $5.6565 per share for cash and a non-recourse promissory note in the amount of $5.0 million, secured by approximately 1,060,000 shares of IAC Common Stock. The promissory note is due on the earlier of (i) the termination of Mr. Diller's employment, or (ii) September 5, 2007.

Stockholders' Agreement

        Mr. Diller, Chairman of the Board and Chief Executive Officer of the Company, through BDTV, INC., BDTV II, INC., BDTV III, INC., BDTV IV, INC., his own holdings and pursuant to the Stockholders Agreement with Universal, Liberty, the Company and Vivendi (the "Stockholders Agreement"), has the right to vote approximately 21.0% (132,577,936 shares) of IAC's outstanding common stock, and 100% (64,629,996 shares) of IAC's outstanding Class B Common Stock at December 31, 2003. Each share of Class B Common Stock is entitled to ten votes per share with respect to matters on which Common and Class B shareholders vote as a single class. As a result, Mr. Diller controls 59.8% of the outstanding total voting power of the Company as of December 31, 2003. Mr. Diller, subject to the Stockholders Agreement, is effectively able to control the outcome of nearly all matters submitted to a vote of the Company's shareholders. Liberty HSN holds substantially all of the economic interest in, and Mr. Diller holds all of the voting power in, the shares of IAC stock held by the BDTV entities listed above.

Reserved Common Shares

        In connection with option plans, warrants, and other matters, 220,475,775 shares of Common Stock were reserved as of December 31, 2003.

Stock-Based Warrants

        At December 31, 2003, warrants to acquire shares of IAC common were outstanding as follows (in thousands):

	Average Strike	Expiration Date	Number of Warrants outstanding at December 31, 2003
Issued in 2002 Expedia deal	$35.10	2/4/09	14,591
Issued in Vivendi deal:
Tranche 1	$27.50	2/7/12	24,187
Tranche 2	$32.50	2/7/12	8,000
Converted Ticketmaster	$15.73—$64.17	9/17/04—5/19/10	4,222
Converted Expedia:
Tranche 1	$13.41	2/4/09	23,819
Other	various	various	578

	$25.76		75,397

        In addition to the warrants outstanding as noted above, Hotels.com entered into several exclusive affiliate distribution and marketing agreements and agreed to issue warrants to purchase shares of its common stock to affiliates if they achieved certain performance targets. As a result of the Company's assumption of Hotels.com warrants in the merger, at December 31, 2003, the Company had contingently issuable warrants to purchase approximately 3.9 million shares of its common stock under such agreements. Such warrants will be issued at fair market value on the date of issuance if and when earned.

        On June 30, 2003 pursuant to the exercise, as Barry Diller's designee, of a right of first refusal, the Company repurchased from Vivendi warrants to acquire 28.2 million shares of IAC common stock for an aggregate purchase price of $407.4 million.

        On June 23, 2003, in conjunction with the Hotels.com merger, IAC issued to former warrant holders of Hotels.com, warrants to acquire 1.2 million shares of IAC common stock. Due to the termination of the Travelocity affiliate relationship in September 2003, all remaining outstanding Travelocity warrants were cancelled.

On August 8, 2003, in conjunction with the Expedia merger, IAC purchased for $32.2 million approximately 0.8 million warrants which were issued by Expedia in February 2002. In addition, IAC issued to former warrant holders of Expedia, warrants to acquire 24.5 million shares of IAC common stock. During 2003, 0.3 million shares were exercised into IAC common stock for proceeds of $3.9 million.

Common Stock Exchangeable for Preferred Interest

        Vivendi's current beneficial ownership in IAC is in the form of 43.2 million shares of IAC common stock and 13.4 million shares of Class B common stock (for a total of 56.6 million IAC shares). Such number of shares are required to be held by Universal Studios, Inc. (currently a subsidiary of Vivendi) or its affiliates in connection with Universal's obligations related to our ownership of the Class B preferred interest in VUE. The preferred is to be settled by Universal at its then face value with a maximum of approximately 56.6 million IAC common shares, provided that Universal may substitute cash in lieu of shares of IAC common stock (but not IAC Class B common stock), at its election. If IAC's share price exceeds $40.82 per share at the time of settlement, fewer than 56.6 million shares would be cancelled. The value of 56.6 million shares of $1.4 billion has been reclassified from Additional Paid in Capital to Common Stock Exchangeable for Preferred Interest, which account is presented on a separate line item outside of Shareholder's Equity. The value of the shares will not be adjusted, unless the value of IAC common stock suffers a decline in value that is other than temporary over the twenty-year holding period.

Common Stock Repurchase Program

        On March 19, 2003 and November 5, 2003, IAC announced that its Board of Directors has authorized the repurchase of up to 30 million and 50 million shares of IAC common stock, respectively. IAC may purchase shares over an indefinite period of time, on the open market or through private transactions, depending on market conditions, share price and other factors. The amount and timing of purchases, if any, will depend on market conditions and other factors, including IAC's overall capital structure. Pursuant to the Board's authorization, through December 31, 2003, IAC purchased 41.3 million shares for aggregate consideration of $1.4 billion. At December 31, 2003, IAC had 38.7 million share remaining in it authorizations. Funds for these purchases will come from cash on hand.

Restricted Stock Units

        Restricted Stock Units ("RSUs") are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC Common Stock and with the value of each RSU equal to the market price of IAC Common Stock. RSUs may be settled in cash, stock or both, as determined at the time of grant. Each grant of RSUs is subject to a vesting requirement that includes one or both of the following: service-based, that is, a specific period of time must pass before an award is settled, or performance-based, that is, that certain performance targets set at the time of grant must be achieved before an award is settled. Pursuant to the plan under which IAC awards RSUs, IAC may make adjustments to the number and kind of shares covered by the RSUs granted to reflect any changes in corporate capitalization (including a change in the number of shares of outstanding common stock) resulting from a stock split or a corporate transaction, such as a merger, consolidation, separation, including a spin-off or other distribution of stock or property, reorganization or liquidation or other similar type of transaction. The Company provides expense for stock-based compensation for RSU grants and the accounting charge is measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

NOTE 11 CONTINGENCIES

        In the ordinary course of business, the Company is a party to various lawsuits. In the opinion of management, the ultimate outcome of these lawsuits should not have a material impact on the liquidity, results of operations, or financial condition of the Company. The Company also evaluates other potential contingent matters, including transient occupancy or accommodation tax, or a form of sales tax, on the use or occupancy of hotel accommodations that states or localities might try to impose. IAC does not believe that the amount of liability that could be reasonably possible with respect to these matters would have a material adverse effect on its financial results.

NOTE 12 BENEFIT PLANS

        The Company offers various plans pursuant to Section 401(k) of the Internal Revenue Code covering substantially all full-time employees who are not party to collective bargaining agreements. The Company generally matches a portion of the employee contribution. The expense recorded related to these contributions was not material for any years presented.

NOTE 13 STOCK COMPENSATION PLANS

        IAC currently has a total of seventeen equity based compensation plans under which options and other equity awards are outstanding, including plans assumed in acquisitions. During the current year five of these plans were assumed in connection with the acquisitions of Expedia, Hotels.com, Ticketmaster, LendingTree and Hotwire. In addition during 2003 one plan was terminated, although outstanding awards under the plan will continue to vest and remain exercisable in accordance with their terms. The provisions of these plans are similar in that each plan generally has a term of ten years with vesting generally occurring over a four-year period. In total eleven of the seventeen plans, including those assumed, have no additional options or other equity awards available for future grant pursuant to these plans. Although six of the remaining plans still have additional options or other equity awards available for future grant, the Company intends on only granting future awards from four of its currently active plans. These remaining four compensation plans cover outstanding options to acquire shares of IAC common stock and provide for the future grant of options and other equity awards.

        The following information is with respect to four plans under which future awards will be granted. Under the IAC 2000 Stock and Annual Incentive Plan, the Company initially was authorized to grant options, restricted stock and other equity based awards for up to 20,000,000 shares of IAC common stock to its employees, officers, directors and consultants. Under the 1997 Stock and Annual Incentive Plan, the Company initially was authorized to grant options, restricted stock and other equity based awards for up to 40,000,000 shares of IAC common stock to its employees, officers, directors and consultants. Under the 1996 Stock Option Plan for Employees, at the time it was assumed by the Company in 1996, the Company was authorized to grant options for up to 4,364,000 shares of common stock to its employees and consultants, not including the options that were outstanding at the time of assumption. Finally, under the Silver King Communications, Inc. 1995 Stock Incentive Plan, the

Company initially was authorized to grant options, restricted stock and other equity awards for up to 6,000,000 shares of common stock to its employees, officers and consultants.

        Each of the four plans mentioned above (i) have a stated term of ten years, (ii) provides that options may not be granted with a term in excess of ten years from the date of grant and (iii) provides that the exercise price of options granted generally will not be less than the market price of the Company's common stock on the date of grant. The plans do not specify grant dates or vesting schedules as those determinations are delegated to the Compensation/Benefits Committee of the Board of Directors (the "Committee") and each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Option awards to date have generally vested in equal annual installments over a four-year period from the date of grant. A summary of changes in outstanding options under the stock option plans is as follows:

	December 31,
	2003		2002		2001
	Shares	Weighted Average Exercise Price($)	Shares	Weighted Average Exercise Price($)	Shares	Weighted Average Exercise Price($)
	(Shares in thousands)
Outstanding at beginning of period	68,013	$11.29	84,426	$12.51	88,755	$11.12
Granted or issued in connection with mergers	56,421	12.02	2,599	28.05	7,503	23.02
Exercised	(22,409)	11.79	(9,208)	15.70	(9,116)	8.88
Cancelled	(4,355)	14.17	(9,804)	21.99	(2,716)	20.47

Outstanding at end of period	97,670	11.42	68,013	11.29	84,426	12.51

Options exercisable	69,344	$10.12	58,850	$9.37	63,023	$9.49

Available for grant	17,340		16,609		10,379

        The weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $18.38, $13.35 and $12.26 respectively.

        The following table summarizes the information about options outstanding and exercisable as of December 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at December 31, 2003	Weighted Average Exercise Price
	(Share amounts in thousands)
$2.50 to $5.00	27,255	2.4	$3.82	22,583	$3.87
$5.01 to $10.00	32,923	3.2	8.30	30,913	8.35
$10.01 to $15.00	13,305	6.1	12.40	4,506	12.65
$15.01 to $20.00	8,462	8.2	17.15	2,355	17.38
$20.01 to $25.00	8,537	7.3	22.95	3,988	23.08
$25.01 to $30.00	4,696	6.9	28.21	2,965	27.82
$30.01 to $35.00	357	8.3	32.99	92	33.62
$35.01 to $40.00	270	5.4	36.89	144	36.24
$40.01 to $45.00	1,728	6.1	41.43	1,664	41.41
$45.01 to $50.00	137	6.0	45.79	134	45.79

	97,670	4.4	$11.42	69,344	$10.12

        Under the IAC 2000 Stock and Annual Incentive Plan and the 1997 Stock and Annual Incentive Plan, IAC has approximately 4.8 million shares of restricted stock and RSUs outstanding which vest principally over a period of one to five years including 4.7 million units issued in 2003. The weighted average fair value of restricted stock and RSUs granted during the years ended December 31, 2003 and 2002 was $27.14 and $21.60, respectively.

NOTE 14 STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Non-Cash Transactions for 2003

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

        In 2003, the Company incurred non-cash distribution and marketing expense of $51.4 million and non-cash compensation expense of $128.2 million. Amortization of non-cash distribution and marketing expense consists mainly of Hotels.com performance warrants issued to obtain distribution and non-cash advertising secured from Universal Television as part of the Vivendi transaction. With the termination of the Travelocity affiliate agreement in September 2003, all outstanding unvested Travelocity warrants were cancelled. The non-cash advertising from Universal is primarily for the benefit of Expedia, which runs television advertising primarily on the USA and Sci Fi cable channels without any cash cost. Ticketmaster and Match.com also recognize non-cash distribution and marketing expense related to barter arrangements for distribution secured from third parties, whereby advertising is provided by Ticketmaster and Match.com to a third party in return for distribution over the third party's network. The advertising provided has been secured by IAC, which in turn has secured the non-cash advertising pursuant to an agreement with Universal as part of the Vivendi transaction. Sufficient advertising has been secured to satisfy existing obligations.

        In 2003, IAC recognized $37.3 million of PIK interest income on the Series A Preferred received in connection with the VUE Transaction.

        In 2003, the Company recognized pre-tax losses of $220.8 million on equity losses in unconsolidated subsidiaries, resulting almost entirely from its 5.44% proportionate share of a $4.5 billion impairment charge for goodwill and intangible assets and other long-lived assets recognized by Vivendi Universal Entertainment LLP ("VUE"), a joint venture between the Company and Vivendi.

        In 2003, the Company recognized non-cash revenues of $27.7 million as a result of deferred revenue recorded in connection with its various acquisitions.

Supplemental Disclosure of Non-Cash Transactions for 2002

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

        On May 1, 2002, IAC acquired all of the equity interests of TVTS. In connection with the acquisition, IAC issued 1.6 million shares of common stock valued at approximately $48.1 million.

        On May 31, 2002, the Company redeemed in full the Savoy Debentures. The Company recorded a loss of $2.0 million, of which $1.4 million was related to the write-off of deferred finance costs.

        In connection with VUE Transaction on May 7, 2002, shares of USANi LLC held by Liberty were exchanged for 7.1 million IAC shares.

        On June 27, 2002, the Company and Liberty completed the exchange of Liberty's Home Shopping Network ("Holdco") shares, with the Company issuing an aggregate of 31.6 million shares of common stock and 1.6 million shares of Class B common stock.

        In 2002, the Company incurred non-cash restructuring charges of $46.6 million related to various initiatives across business segments.

        In 2002, the Company incurred non-cash distribution and marketing expense of $37.3 million and non-cash compensation expense of $15.6 million.

        In 2002, IAC recognized $23.0 million of PIK interest income on the Series A Preferred received in connection with the VUE transaction.

        In 2002, the Company recognized non-cash net revenues of $31.9 million as a result of deferred revenue recorded in connection with its various acquisitions.

        In 2002 the Company recognized pre-tax losses of $123.6 million on equity losses in unconsolidated subsidiaries, resulting primarily from HOT Networks, which operates electronic retailing operations in Europe. In 2002, the Company also realized $22.2 million related to goodwill impairment, which was related to a contingent purchase price adjustment.

Supplemental Disclosure of Non-Cash Transactions for 2001

        In 2001, interest accrued on the $200.0 million advance to Universal amounted to $3.9 million.

        In 2001, the Company incurred non-cash distribution and marketing expense of $26.4 million and non-cash compensation expense of $7.6 million.

        In 2001, the Company recognized non-cash revenues of $1.2 million as a result of deferred revenue recorded in connection with its various acquisitions.

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

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Cash paid during the period for:
Interest	$59,344	$37,962	$39,285
Income tax payments	105,510	26,428	12,770
Income tax refund	(3,430)	(967)	1,053

NOTE 15 RELATED PARTY TRANSACTIONS

        As of December 31, 2003, the Company was involved in several agreements with related parties as follows:

Continuing Operations

        The Company has various agreements with Microsoft Corporation ("Microsoft"), including a services agreement for use of data center services by Expedia and partner agreements, licensing agreements and support agreements with various subsidiaries, including Match.com. Total fees paid with respect to these agreements in 2003 and 2002 were approximately $42 million and $24 million, respectively.

        At December 31, 2003 and 2002, accounts and notes receivable net, and deferred charges and other included amounts receivable from VUE of $55.3 million and $79.0 million, respectively, related to cross promotional advertising secured pursuant to the VUE Transaction.

        During 2003, the Company received $2.0 million which represented a tax distribution relating to the Company's 5.44% investment in VUE. VUE tax distributions are the subject of a dispute between the Company and Vivendi Universal.

        The Company has a secured, non-recourse note receivable of $5.0 million from its Chairman and Chief Executive Officer. See Note 10.

        Under the USANi LLC Operating Agreement, USANi LLC was obligated to make a distribution to each of the LLC members in an amount equal to each member's share of USANi LLC's taxable income at a specified tax rate. The final distribution was made in 2002 in the amount of $154.1 million relating to 2001 and through May 2002, as IAC now owns 100% of USANi LLC. In 2001, USANi LLC paid $17.4 million related to the year ended December 31, 2000, to Universal and Liberty.

Discontinued Operations

        As part of the Company's acquisition of USA Cable and Studios USA from Universal in February 1998 (the "Universal Transaction"), the Company entered into several agreements with Universal. The following agreements were terminated in relation to the VUE Transaction:

        Universal provided certain support services to the Company under a Transition Services Agreement entered into in connection with the Universal Transaction. For these services, which include use of pre-production, production and post-production facilities, information technology services, physical distribution, contract administration, legal services and office space, Universal charged the Company $3.0 million and $7.1 million for the period January 1 to May 7, 2002 and the year ended December 31, 2001, respectively, of which $2.6 million and $5.7 million was capitalized to production costs, respectively.

        Universal and the Company entered into an International Television Distribution Agreement under which the Company paid to Universal a distribution fee of 10% on all programming owned or controlled by the Company distributed outside of the United States. For the period January 1 to May 7, 2002 and the year ended December 31, 2001, the fee totaled $5.8 million and $13.6 million, respectively.

        In addition, the Company and Universal entered into a Domestic Television Distribution Agreement under which the Company distributed in the United States certain of Universal's television programming. For the period January 1 to May 7, 2002 and the year ended December 31, 2001, Universal paid the Company $0.5 million and $4.1 million, respectively.

        Pursuant to the October Films/PFE Transaction, the Company entered into a series of agreements on behalf of its filmed entertainment division ("Films") with entities owned by Universal, to provide distribution services, video fulfillment and other interim and transitional services. These agreements are described below.

        Under a distribution agreement covering approximately fifty films owned by Universal, Films earned a distribution fee and remitted the balance of revenues to a Universal entity. For the period January 1 to May 7, 2002 and the year ended December 31, 2001, Films earned distribution fees of approximately $0.4 million and $5.7 million, respectively, from the distribution of these films. Films was responsible for collecting the full amount of the sale and remitting the net amount after its fee to Universal.

        In addition, Films acquired home video distribution rights to a number of "specialty video" properties. Universal holds a profit participation in certain of these titles. No amounts were earned by Universal under this agreement to date.

        Films is party to a Videogram Fulfillment Agreement with a Universal entity pursuant to which such entity provides certain fulfillment services for the United States and Canadian home video markets. In the period January 1 to May 7, 2002 and the year ended December 31, 2001, Films incurred fees to Universal of approximately $0.7 million and $5.6 million, respectively, for such services.

        In connection with the settlement of its interest in an international joint venture, the Company received $24.0 million from Universal during 2001.

NOTE 16 QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended December 31,(a)(b)	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
	(In thousands, except per share data)
Year Ended December 31, 2003
Net revenues	$1,804,603	$1,610,270	$1,526,511	$1,386,734
Gross profit	845,677	726,695	686,855	599,852
Operating income	178,569	10,863	111,754	98,997
Earnings (loss) from continuing operations before cumulative effect of accounting change	148,559	22,328	57,929	(102,159)
Earnings (loss) before cumulative effect of accounting change	156,018	21,980	96,194	(106,796)
Net earnings (loss) available to common shareholders	152,755	18,716	92,930	(110,060)
Earnings (loss) per share from continuing operations available to common shareholders
Basic earnings (loss) per common share(c)	$0.21	$0.03	$0.10	$(0.22)
Diluted net earnings (loss) per common share(c)	$0.19	$0.02	$0.09	$(0.22)
Earnings (loss) per share before cumulative effect of accounting change available to common shareholders
Basic earnings (loss) per common share(c)	$0.22	$0.03	$0.17	$(0.23)
Diluted earnings (loss) per common share(c)	$0.20	$0.02	$0.16	$(0.23)
Net earnings (loss) per share available to common shareholders
Basic net earnings (loss) per common share(c)	$0.22	$0.03	$0.17	$(0.23)
Diluted net earnings (loss) per common share(c)	$0.20	$0.02	$0.16	$(0.23)
Year Ended December 31, 2002
Net revenues	$1,330,040	$1,185,156	$1,107,068	$958,661
Gross profit	539,030	479,091	433,217	353,577
Operating profit	73,746	16,625	24,914	37,313
Earnings (loss) from continuing operations before cumulative effect of accounting change	119,907	(26,639)	(97,209)	5,938
Earnings (loss) before cumulative effect of accounting change(c)	148,116	(33,364)	2,273,840	25,900
Net earnings (loss) available to common shareholders(d)	144,852	(36,628)	2,270,576	(437,456)
Earnings (loss) per share-continuing operations available to common shareholders
Basic earnings (loss) per common share(c)	$0.26	$(0.07)	$(0.24)	$0.01
Diluted net earnings (loss) per common share(c)	$0.24	$(0.07)	$(0.25)	$(0.01)
Earnings (loss) per share-before cumulative effect of accounting change available to common shareholders
Basic earnings (loss) per common share(c)	$0.32	$(0.08)	$5.51	$0.06
Diluted earnings (loss) per common share(c)	$0.30	$(0.08)	$5.51	$0.06
Net earnings (loss) per share available to common shareholders
Basic net earnings (loss) per common share(c)	$0.32	$(0.08)	$5.51	$(1.11)
Diluted net earnings (loss) per common share(c)	$0.30	$(0.08)	$5.51	$(0.53)

(a)
During the fourth quarter of 2003, IAC Travel performed an analysis related to estimated supplier liabilities, resulting in an adjustment and a corresponding increase to revenue and operating income of $22.4 million. The analysis performed provided additional evidence that IAC Travel used to update and refine its estimation of supplier liabilities, resulting in the decrease of $22.4 million. IAC Travel does not expect to record any similar-sized adjustments in future periods.

(b)
During the fourth quarter of 2003, the Company recognized a tax benefit of $13.3 million due to a change in the Company's effective tax rate as a result of the Company's mergers with its formerly public subsidiaries in 2003 and the Vivendi transaction in 2002.

(c)
Per common share amounts for the quarters may not add to the annual amount because of differences in the average common shares outstanding during each period.

(d)
During the second quarter of 2002, the Company recorded a gain of $2.4 billion on the contribution of the USA Entertainment Group to VUE. During the second quarter of 2002, the Company recorded a $22.2 million write-down of PRC's goodwill. During the third quarter of 2002, the Company wrote down its investment in HSE—Italy of $31.4 million. During the fourth quarter of 2002, the Company reversed a deferred tax liability of $37.4 million due to the determination that exposure to the tax obligation related to Styleclick was no longer probable.

NOTE 17 INDUSTRY SEGMENTS

       The overall concept that IAC employs in determining its Operating Segments is to present the results in a manner consistent with how the chief operating decision maker and executive management view the businesses; how the businesses are organized as to segment management; and, the focus of the businesses with regards to the types of products or services offered or the target market. The USA Entertainment Group, Styleclick, ECS and Avaltus, a PRC division, are presented as discontinued operations and, accordingly, are excluded from the schedules below except for the schedule of assets, in which they are included in Corporate & other.

        During 2003, the Company switched from reporting adjusted EBITDA as its primary metric to Operating Income before Amortization as it concluded that EBITDA was not the best way to look at divisional performance as it did not include certain operating costs such as depreciation and disengagement costs. Operating Income before Amortization ("OIBA") is defined as operating income plus: (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of intangibles and goodwill and goodwill impairment, if applicable, (3) pro forma adjustments for significant acquisitions and (4) one-time items. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of non-cash expenses. OIBA has certain limitations in that it does not take into account the impact to IAC's income statement of certain expenses, including non-cash compensation associated with IAC's employees, non-cash payments to partners, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, GAAP financial statements and detailed descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

        The following table is a reconciliation of OIBA to operating income (loss) and net earnings available to common shareholders in 2003, 2002 and 2001.

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
OIBA	$860,064	$389,116	$237,976
Amortization of non-cash distribution and marketing expense	(51,432)	(37,344)	(26,385)
Amortization of non-cash compensation expense	(128,185)	(15,637)	(7,608)
Amortization of intangibles	(268,504)	(145,667)	(294,486)
Goodwill impairment	—	(22,247)	—
Merger costs(a)	(11,760)	(7,910)	—
Pro forma adjustments(b)	—	(7,713)	(49,815)

Operating income (loss)	400,183	152,598	(140,318)
Interest income	175,822	114,599	26,787
Interest expense	(92,913)	(44,467)	(46,132)
Equity in (losses) earnings of VUE	(224,468)	6,107	—
Equity in earnings (losses) in unconsolidated subsidiaries and other expenses	3,767	(115,640)	(49,798)
Income tax expense	(70,691)	(65,127)	(9,181)
Minority interest	(65,043)	(46,073)	55,831
Gain on contribution of USA Entertainment to VUE, net of tax	—	2,378,311	—
Gain on disposal of Broadcasting stations, net of tax	—	—	517,847
Discontinued operations, net of tax	40,739	34,184	37,759
Cumulative effect of accounting change, net of tax	—	(461,389)	(9,187)
Preferred dividend	(13,055)	(11,759)	—

Net earnings available to common shareholders	$154,341	$1,941,344	$383,608

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Revenues:
IAC Travel	$2,610,148	$1,563,869	$536,497
Electronic Retailing
HSN U.S(c)	1,763,689	1,613,236	1,660,058
HSN International	466,732	309,012	270,688

Total Electronic Retailing	2,230,421	1,922,248	1,930,746
Ticketing	743,232	655,312	579,679
Personals	185,294	125,795	49,250
IAC Local Services	230,265	30,832	46,107
Financial Services and Real Estate	55,795	—	—
Teleservices	294,273	294,139	296,206
Interactive Development	—	—	727
Intersegment Elimination(d)	(21,310)	(11,270)	(4,641)

Total	$6,328,118	$4,580,925	$3,434,571

Operating Income (Loss):
IAC Travel	$346,951	$177,918	$15,811
Electronic Retailing
HSN U.S.(c)	139,510	130,499	103,597
HSN International	31,308	(62,294)	(28,328)

Total Electronic Retailing	170,818	68,205	75,269
Ticketing	116,471	96,931	15,166
Personals	14,130	22,639	(8,868)
IAC Local Services	(29,421)	(86,257)	(150,673)
Financial Services and Real Estate	(16,472)	—	—
Teleservices	12,460	(26,395)	(40,305)
Interactive Development	(5,922)	(5,446)	(2,013)
Disengagement	(22,042)	(31,761)	(4,050)
Corporate and other	(186,035)	(64,942)	(51,374)
Intersegment Elimination(d)	(755)	1,706	10,719

Total	$400,183	$152,598	$(140,318)

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
OIBA:
IAC Travel	$523,806	$279,772	$129,574
Electronic Retailing
HSN U.S(c)	190,302	163,124	137,367
HSN International	32,646	(61,583)	(27,798)

Total Electronic Retailing	222,948	101,541	109,569
Ticketing	144,502	108,069	74,293
Personals	31,019	28,394	14,714
IAC Local Services	26,227	(32,295)	(40,795)
Financial Services and Real Estate	1,197	—	—
Teleservices	12,460	(4,148)	(5,238)
Interactive Development	(3,779)	(2,589)	(1,469)
Disengagement	(22,042)	(31,761)	(4,050)
Corporate and other	(75,519)	(55,514)	(41,034)
Intersegment Elimination(d)	(755)	(2,353)	2,412

Total	$860,064	$389,116	$237,976

Assets:
IAC Travel	$9,156,951	$2,680,512	$643,835
Electronic Retailing
HSN U.S	3,343,029	3,439,173	1,631,497
HSN International	579,899	450,455	272,264

Total Electronic Retailing	3,922,928	3,889,628	1,903,761
Ticketing	1,529,393	1,240,632	1,109,661
Personals	298,830	93,393	83,032
IAC Local Services	442,272	96,752	209,212
Financial Services and Real Estate	799,377	—	—
Teleservices	419,369	439,336	846,545
Interactive Development	27	4	341
Corporate and other	5,017,441	7,218,735	1,692,349

Total	$21,586,588	$15,658,992	$6,488,736

Depreciation, amortization of intangibles and goodwill, including goodwill impairment and cable distribution fees:
IAC Travel	$146,445	$76,433	$48,662
Electronic Retailing
HSN U.S	156,195	138,241	124,296
HSN International	14,221	9,308	7,011

Total Electronic Retailing	170,416	147,549	131,307
Ticketing	57,254	38,783	80,897
Personals	23,642	7,663	19,516
IAC Local Services	59,020	53,916	106,700
Financial Services and Real Estate	17,413	—	—
Teleservices	23,530	58,182	66,095
Interactive Development	5	—	409
Corporate and other	5,759	9,887	7,133

Total	$503,484	$392,413	$460,719

Capital expenditures:
IAC Travel	$55,229	$49,955	$15,953
Electronic Retailing
HSN U.S	27,499	36,850	42,615
HSN International	4,904	16,601	6,031

Total Electronic Retailing	32,403	53,451	48,646
Ticketing	38,242	32,095	24,465
Personals	12,054	5,525	3,268
IAC Local Services	7,339	4,408	5,017
Financial Services and Real Estate	2,214	—	—
Teleservices	11,578	12,356	24,948
Interactive Development	27	—	—
Corporate and other	27,779	4,265	5,120

Total	$186,865	$162,055	$127,417

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

(b)
Pro forma adjustments to 2002 and 2001 represent the impact of IAC's initial acquisition of a majority stake in Expedia that occurred in February 2002 as if the transaction occurred as of the beginning of the periods presented. Operating income is presented on an actual basis.

(c)
Includes estimated revenue in 2001 generated by homes lost by HSN following the sale of USA Broadcasting to Univision, which is estimated to be $137.4 million.

(d)
Precision Response provided call center services to other IAC segments of $17.8 million, $9.9 million and $7.1 million in 2003, 2002 and 2001, respectively. These amounts are eliminated in consolidation.

        The Company maintains operations in the United States, Germany, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories for the years ended December 31, 2003, 2002, and 2001 are presented below.

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Revenue
United States	$5,226,813	$3,972,550	$3,052,236
All other countries	1,101,305	608,375	382,335

	$6,328,118	$4,580,925	$3,434,571

Long-lived assets
United States	$541,872	$548,997	$523,390
All other countries	60,276	48,499	17,362

	$602,148	$597,496	$540,752

NOTE 18    FINANCIAL INSTRUMENTS

        The additional disclosure below of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies when available. The Company's financial instruments include letters of credit and bank guarantees. These commitments are in place to facilitate the commercial operations of certain IAC's subsidiaries.

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$899,062	$899,062	$1,998,114	$1,998,114
Restricted cash	31,356	31,356	40,696	40,696
Long-term investments	2,855,032	2,855,032	3,010,712	3,010,712
Long-term obligations	(1,122,947)	(1,231,204)	(1,236,102)	(1,280,611)
Derivative contracts	(10,124)	(10,124)	—	—
Letters of credit	—	49,328	—	38,947
Bank guarantees	—	51,079	—	30,142

NOTE 19    MARKETABLE SECURITIES AND INVESTMENTS HELD FOR SALE

        At December 31, 2003, marketable securities available-for-sale were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate preferred securities	$447,176	$—	$—	$447,176
Foreign debt securities	33,606	—	(170)	33,436
U.S. Government and agencies	1,055,836	867	(5,109)	1,051,594
Non-US government securities and other fixed term obligations	753,478	930	(985)	753,423
Corporate debt securities	134,099	536	(529)	134,106

Total debt securities	1,977,019	2,333	(6,793)	1,972,559

Total marketable securities	$2,424,195	$2,333	$(6,793)	$2,419,735

        The gross unrealized gains (losses) on available for sale securities noted above are recorded net of a deferred tax benefit of $1,793 as of December 31, 2003.

        The contractual maturities of debt securities classified as available-for-sale as of December 31, 2003 are as follows (in thousands):

	Amortized Cost	Estimated Fair Values
Due in one year or less	$465,805	$466,655
Due after one year through two years	251,028	252,096
Due after two through five years	1,105,719	1,100,017
Due over five years	154,467	153,791

Total	$1,977,019	$1,972,559

         At December 31, 2002, marketable securities available-for-sale were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate preferred securities	$471,700	$—	$—	$471,700
U.S. Government and agencies	226,918	4,898	—	231,816
Non-US government securities and other fixed term obligations	1,223,040	723	(221)	1,223,542
Corporate debt securities	2,000	—	—	2,000

Total debt securities	1,451,958	5,621	(221)	1,457,358

Total marketable securities	$1,923,658	$5,621	$(221)	$1,929,058

        The gross unrealized gains (losses) on available for sale securities noted above are recorded net of deferred tax expense of approximately $2,100 as of December 31, 2003.

NOTE 20    EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

        At December 31, 2003, IAC beneficially owns 5.44% of the partnership common equity of VUE, plus certain preferred interests which were acquired May 7, 2002. This common interest is accounted for using the equity method. Due to the significance of the results of VUE in relation to IAC's results, summary financial information for VUE is presented below. In addition, audited financial statements for VUE will be provided in an amendment to this Annual Report on Form 10-K no later than March 30, 2004. The statement of operations data is recorded on a one-quarter lag due to the timing of receiving information from the partnership. For 2003 and 2002 IAC recorded equity income (loss) of $(224.5) million and $6.1 million, respectively.

        During the first quarter of 2003, IAC received the audited financial statements of VUE for the year ended December 31, 2002, which disclosed that VUE recorded in impairment charge for goodwill and intangible assets and other long-lived assets of $4.5 billion in the period May 7, 2002 to December 31, 2002 based upon VUE management's review of the estimated fair value of VUE as of December 31, 2002. As noted above, IAC records is 5.44% proportionate share of the results of VUE on a one-quarter lag so the charge taken by IAC in the first quarter of 2003 was approximately $245 million, before a tax benefit of $96 million.

        IAC holds preferred and common interests in VUE. IAC believes that actions taken by Vivendi, including the pending sale to General Electric, do not adversely affect the value of IAC's preferred interests in VUE, which are senior to the common interests in VUE, and the terminal value of which, pursuant to the VUE agreements, do not vary based on the value of VUE's businesses. The Company's 5.44% common interest is generally subject to a call right of Universal Studios beginning in 2007, and a put right of IAC beginning in 2010, in both cases based generally on private market values at the time.

        Summarized balances of the partnership are as follows:

As of September 30, 2003 and for the Period October 1, 2002 to September 30, 2003
(In thousands)
Current assets	$2,249,253
Non-current assets	14,822,469
Current liabilities	2,219,141
Non-current liabilities	3,625,516
Net sales	6,285,751
Gross profit	2,113,426
Net loss	(3,999,715)

        At December 31, 2001, IAC beneficially owned 46.7% of the outstanding common stock of HOT Networks GmbH and Subsidiaries ("HOT Networks"), a German stock corporation, the subsidiaries of which operate electronic retailing operations in Europe. This investment was accounted for using the equity method until consolidation in the third quarter of 2002. Due to the significance of the results of HOT Networks, in relation to IAC's results for 2002 prior to consolidation, summary financial information for HOT Networks is presented below. In addition, the audited financial statements of HOT Networks for the year ended December 31, 2002 have been included as an exhibit to this

Form 10-K. As of July 2002, IAC owns 100% of the equity of HOT Networks and thus the balances are consolidated from that date forward.

	As of and for the years ended December 31,
	2002	2001
	(In thousands)
Current assets	$26,684	$38,646
Non-current assets	200,775	152,405
Current liabilities	20,343	61,924
Non-current liabilities	550,302	248,449
Net sales	63,228	19,595
Gross profit	40,632	2,853
Net loss	(182,206)	(108,059)

        Summarized aggregated financial information for the Company's remaining equity investments including Jupiter Shop Channel, TVSN (China), TM Mexico, TM Australia and GL Expedia (France) as of and for the year ended December 31, is summarized below:

	2003	2002	2001
	(In thousands)
Current assets	$134,579	$107,934	$65,921
Non-current assets	60,020	48,189	32,266
Current liabilities	92,726	78,530	35,594
Non-current liabilities	35,788	27,851	10,144
Net Sales	360,470	261,185	195,090
Gross profit	147,991	33,991	24,907
Net income (loss)	7,985	(24,585)	1,901

        The following is a list of investments accounted for under the equity method, the principal market that the venture operates, and the relevant ownership percentage:

	2003	2002	2001
HOT Networks (Europe)(a)	N/A	46.7%	46.7%
Jupiter Shop Channel (Japan)	30.0%	30.0%	30.0%
TVSN (China)	21.0%	21.0%	21.0%
VUE (U.S.)(b)	5.44%	5.44%	—
TM Mexico	50.0%	49.0%	50.0%
TM Australia (c)	50.0%	50.0%	50.0%
GL Expedia (France)	47.0%	47.0%	—

(a)
The Company acquired 100% of the equity of HOT Networks in July 2002, and thus consolidated from that date forward.

(b)
The Company acquired its interest in May 2002.

(c)
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

NOTE 21    DISCONTINUED OPERATIONS

        During the second quarter of 2003, ECS, Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations due to the lack of consumer acceptance in the marketplace as well as management concerns about the viability of the businesses. Accordingly, the results of operations and statement of position of these businesses are presented as discontinued operations for all periods presented. See below for "Results of Discontinued Operations".

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

Contribution of the USA Entertainment Group to VUE

        On May 7, 2002, IAC completed its previously announced transaction with Vivendi to create a joint venture called VUE. VUE is controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi and its subsidiaries, 5.44% by IAC and 1.5% by Mr. Diller, Chairman and CEO of IAC (economic interests in a portion of his common interests have been assigned by Mr. Diller to three executive officers of IAC).

        In connection with the VUE Transaction, IAC and its subsidiaries received the following at the closing: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period, (ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Vivendi at its then accreted face value with a maximum of approximately 56.6 million IAC common shares, provided that Vivendi may substitute cash in lieu of shares of IAC common stock (but not IAC Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by IAC after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests that were exchangeable into IAC common shares, including USANi LLC interests obtained from Liberty in connection with a related transaction. In connection with the transaction, IAC retired approximately 320.9 million USANi LLC shares previously owned by Vivendi, thereby reducing IAC's fully diluted shares to approximately 472 million shares as of June 30, 2002.

        Related to the transaction, Liberty exchanged 7,079,726 shares of USANi LLC for shares of IAC common stock, and subsequently transferred to Universal 25 million shares of IAC common stock, its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

        IAC contributed to VUE USA Cable, which includes USA Network, SCI FI Channel, TRIO and Newsworld International; Studios USA, which produces and distributes television programming; USA Films, which produces and distributes films. Vivendi contributed the film, television and theme park businesses of its subsidiary, Universal Studios, Inc. In addition, IAC issued to a subsidiary of Vivendi ten-year warrants to acquire shares of IAC common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Barry Diller, IAC's chairman and chief executive officer, received a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million (economic interests in a portion of his common interests have been assigned by Mr. Diller to three executive officers of IAC), in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. IAC and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months. Mr. Diller served as chairman and chief executive officer of VUE from May 2002 until March 2003. The transaction has been accounted for as an asset sale.

        IAC's contribution of businesses to VUE and the receipt of consideration by IAC results in an after tax gain of $2.4 billion. The gain was determined as follows (in thousands):

Estimated fair value:
Class A preferred interest in VUE	$514,000
Class B preferred interest in VUE	1,428,530
Common interest in VUE	1,000,000
Cash	1,618,710
Estimated step-up in fair value of Home Shopping resulting from cancellation of USANi LLC shares	1,213,876

Total book value of consideration	5,775,116
Entertainment net assets sold, net of minority interest	(498,046)
Transaction costs	(29,544)

Pre-tax gain	5,247,526
Tax provided	(2,058,342)

Taxable gain before allocation to warrant value	3,189,184
Fair value of warrants	(810,873)

Gain on transaction	$2,378,311

        As a result of the step-up in the fair value of Home Shopping resulting from the cancellation of USANi LLC shares of $1.2 billion, the Company obtained an independent valuation of the assets and liabilities acquired, including identification of intangible assets other than goodwill, which identified $487.7 million of intangible assets, including $285.4 million for trade names (indefinite lived asset), and definite lived assets of $144.5 million for distribution agreements, $30.3 million for merchandise agreements, $23.9 million for technology and $3.7 million for customer lists. Intangible assets with definite lives will be amortized over a weighted average life of 4 years. None of the amounts allocated to goodwill or intangible assets are tax deductible. The Company recorded no adjustments to the historical carrying value of assets and liabilities, other than to goodwill and intangible assets, as a result of the step-up in fair value.

Results of Discontinued Operations

        ECS, Styleclick, Inc., Avaltus, Inc., the USA Entertainment Group and USAB are presented as discontinued operations for all applicable periods presented. The revenues and net income, net of the effect of any minority interest for the aforementioned discontinued operations for the applicable periods, were as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Net revenue	$9,439	$633,749	$1,858,543
Income before tax and minority interest	(5,049)	69,668	342,625
Tax benefit (expense)	52,024	34,836	(99,696)
Minority interest	(6,236)	(70,320)	(205,170)

Net income	$40,739	$34,184	$37,759

        During the three months ended March 31, 2001, USA Entertainment Group recorded expense of $9.2 million related to the cumulative effect of adoption of SOP 00-2 "Accounting By Producers or Distributors of Films."

NOTE 22    EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted earnings per share.

	Year Ended December 31,
Earnings (loss) from continuing operations before cumulative effect of accounting change available to common shareholders:
	2003	2002	2001
	(In thousands)
Numerator:
Earnings (loss) from continuing operations	$126,657	$1,997	$(162,811)
Preferred stock dividends	(13,055)	(11,759)	—

Net earnings (loss) available to common shareholders	113,602	(9,762)	(162,811)
Effect of dilutive securities	(6,155)	(5,296)	—

Net earnings (loss) available to common shareholders after assumed conversions	$107,447	$(15,058)	$(162,811)

Denominator:
Basic shares outstanding	600,063	426,317	374,101
Other dilutive securities including stock options, warrants and restricted stock and share units	43,268	—	—

Denominator for basic and diluted earnings per share—weighted average shares(a)	643,331	426,317	374,101

	Year Ended December 31,
Earnings (loss) before cumulative effect of accounting change available to common shareholders:	2003	2002	2001
	(In thousands)
Numerator:
Earnings (loss) before cumulative effect of accounting change	$167,396	$2,414,492	$392,795
Preferred stock dividends	(13,055)	(11,759)	—

Net earnings (loss) available to common shareholders	154,341	2,402,733	392,795
Effect of dilutive securities	(6,155)	(5,296)	—

Net earnings (loss) available to common shareholders after assumed conversions	$148,186	$2,397,437	$392,795

Denominator:
Basic shares outstanding	600,063	426,317	374,101
Other dilutive securities including stock options, warrants and restricted stock and share units	43,268	—	—

Denominator for basic and diluted earnings per share—weighted average shares(a)	643,331	426,317	374,101

Net income available to common shareholders:
Numerator:
Net income available to common shareholders	$167,396	$1,953,103	$383,608
Preferred stock dividends	(13,055)	(11,759)	—

Net income available to common shareholders	154,341	1,941,344	383,608
Effect of dilutive securities	(6,155)	(5,296)	—

Net income available to common shareholders after assumed conversions	$148,186	$1,936,048	$383,608

Denominator:
Basic shares outstanding	600,063	426,317	374,101
Other dilutive securities including stock options, warrants and restricted stock and share units	43,268	—	—

Denominator for basic and diluted earnings per share—weighted average shares(a)	643,331	426,317	374,101

	Year Ended December 31,
Income (loss) per share:	2003	2002	2001
	(In thousands)
Basic earnings per share from income (loss) from continuing operations	$0.19	$(0.02)	$(0.44)
Gain on contribution of USA Entertainment to VUE, net of taxes	—	5.58	—
Gain on disposal of Broadcasting stations, net of taxes	—	—	1.38
Discontinued operations, net of taxes	0.07	0.08	0.10

Basic earnings per share from income (loss) from continuing operations before cumulative effect of accounting change	0.26	5.64	1.05
Cumulative effect of accounting change, net of taxes	—	(1.08)	(0.02)

Basic earnings per share from net income (loss)	$0.26	$4.55	$1.03

Diluted earnings per share from income (loss) from continuing operations	$0.17	$(0.04)	$(0.44)
Gain on contribution of USA Entertainment to VUE, net of taxes	—	5.58	—
Gain on disposal of Broadcasting stations, net of taxes	—	—	1.38
Discontinued operations, net of taxes	0.06	0.08	0.10

Diluted earnings per share from income (loss) from continuing operations before cumulative effect of accounting change	0.23	5.62	1.05
Cumulative effect of accounting change, net of taxes	—	(1.08)	(0.02)

Diluted earnings per share from net income (loss)	$0.23	$4.54	$1.03

(a)
Because the Company had a loss from continuing operations available to common shareholders in 2002 and 2001, all potentially dilutive securities are not included in the denominator for computing dilutive earnings per share, since their impact on earnings per share from continuing operations would be anti-dilutive. In accordance with SFAS 128, the same shares are used to compute all earnings per share amounts. Securities that could potentially dilute basic EPS in the future that were not included in the fully diluted computation in 2003, 2002 and 2001 amounted to 19.4 million, 43.9 million and 30.1 million, respectively.

NOTE 23    NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        In December 2002, the Company issued $750.0 million aggregate principal amount of 7.0% Senior Notes (see Note 5) The notes, by their terms, are fully and unconditionally guaranteed by USANi LLC (the "Guarantor"). USANi LLC is wholly owned by the Company.

        The following tables present condensed consolidating financial information for the years ended December 31, 2003, 2002, and 2001 for: (1) the Company on a stand-alone basis, (2) the Guarantor, USANi LLC, on a stand-alone basis, (3) the combined non-guarantor subsidiaries of the Company (including the subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries") and (4) the Company on a consolidated basis.

        As of and for the year ended December 31, 2003:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance Sheet as of December 31, 2003:
Current assets	$43,843	$2,172,126	$1,999,007	$—	$4,214,976
Property and equipment, net	—	11,659	461,518	—	473,177
Goodwill and other intangible assets, net	—	—	13,805,657	—	13,805,657
Investment in subsidiaries	17,872,126	2,376,750	(25,177)	(20,223,699)	—
Other assets	110,736	2,668,157	313,545	—	3,092,438
Net non-current assets of discontinued operations	—	—	340	—	340

Total assets	$18,026,705	$7,228,692	$16,554,890	$(20,223,699)	$21,586,588

Current liabilities	$(46,648)	$82,536	$1,815,936	$10,295	$1,862,119
Net current liabilities of discontinued operations	—	—	16,062	—	16,062
Long-term debt, less current portion	—	1,109,196	10,901	—	1,120,097
Other liabilities and minority interest	1,960,429	873	782,871	22	2,744,195
Intercompany liabilities	268,809	615,721	(884,530)	—	—
Common stock exchangeable for preferred interest	1,428,530	—	—	—	1,428,530
Interdivisional equity	—	—	15,253,053	(15,253,053)	—
Shareholders' equity	14,415,585	5,420,366	(439,403)	(4,980,963)	14,415,585

Total liabilities and shareholders' equity	$18,026,705	$7,228,692	$16,554,890	$(20,223,699)	$21,586,588

Statement of operations for the year ended December 31, 2003:
Revenue	$—	$—	$6,328,118	$—	$6,328,118
Operating expenses	(2,917)	(180,745)	(5,744,273)	—	(5,927,935)
Interest income (expense), net	(15,167)	54,030	44,046	—	82,909
Other income (expense)	144,741	(72,985)	(1,455)	(291,002)	(220,701)
Provision for income taxes	—	—	(70,691)	—	(70,691)
Minority interest	—	—	(18,513)	(46,530)	(65,043)

Earnings (loss) from continuing operations	126,657	(199,700)	537,232	(337,532)	126,657
Discontinued operations, net of tax	40,739	—	40,739	(40,739)	40,739

Net income (loss)	167,396	(199,700)	577,971	(378,271)	167,396
Preferred dividend	(13,055)	—	—	—	(13,055)

Net income (loss) available to common shareholders	$154,341	$(199,700)	$577,971	$(378,271)	$154,341

Cash flows for the year ended December 31, 2003:
Cash flows (used in) provided by operations	$(31,196)	$(37,083)	$1,372,947	$—	$1,304,668
Cash flows used in investing activities	(724,799)	(825,965)	(219,308)	—	(1,770,072)
Cash flows provided by (used in) financing activities	828,456	(99,070)	(1,297,026)	—	(567,640)
Net cash used by discontinued operations	(72,461)	—	(13,171)	—	(85,632)
Effect of exchange rate changes on cash and cash equivalents	—	—	19,624	—	19,624
Cash at beginning of period	—	1,485,754	512,360	—	1,998,114

Cash at end of period	$—	$523,636	$375,426	$—	$899,062

        As of and for the year ended December 31, 2002:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance Sheet as of December 31, 2002:
Current assets	$18,798	$2,690,872	$1,906,392	$—	$4,616,062
Net current assets of discontinued operations	—	—	8,079	—	8,079
Property and equipment, net	—	24,172	406,075	—	430,247
Goodwill and other intangible assets, net	1,617,613	—	5,638,299	—	7,255,912
Investment in subsidiaries	8,846,735	3,051,106	—	(11,897,841)	—
Other assets	206,359	2,823,728	310,215	(2,435)	3,337,867
Net non-current assets of discontinued operations	—	—	10,825	—	10,825

Total assets	$10,689,505	$8,589,878	$8,279,885	$(11,900,276)	$15,658,992

Current liabilities	$186,949	$27,556	$1,316,058	$(651)	$1,529,912
Net current liabilities of discontinued operations	—	—	24,713	—	24,713
Long-term debt, less current portion	—	1,201,979	9,166	—	1,211,145
Other liabilities and minority interest	2,249,401	—	724,010	559,818	3,533,229
Intercompany liabilities	(1,106,838)	935,066	171,772	—	—
Common stock exchangeable for preferred interest	1,428,530	—	—	—	1,428,530
Interdivisional equity	—	—	6,941,456	(6,941,456)	—
Shareholders' equity	7,931,463	6,425,277	(907,290)	(5,517,987)	7,931,463

Total liabilities and shareholders' equity	$10,689,505	$8,589,878	$8,279,885	$(11,900,276)	$15,658,992

Statement of operations for the year ended December 31, 2002:
Revenue	$—	$—	$4,580,925	$—	$4,580,925
Operating expenses	(7,098)	(48,653)	(4,372,576)	—	(4,428,327)
Interest income (expense), net	(14,452)	42,591	41,993	—	70,132
Other income (expense)	23,547	(160,729)	(104,411)	132,060	(109,533)
Provision for income taxes	—	—	(65,127)	—	(65,127)
Minority interest	—	—	(1,993)	(44,080)	(46,073)

Earnings (loss) from continuing operations	1,997	(166,791)	78,811	87,980	1,997
Discontinued operations, net of tax	34,184	33,237	25,035	(58,272)	34,184
Gain on sale of Entertainment	2,378,311	—	—	—	2,378,311
Cumulative effect of accounting change, net of tax	(461,389)	—	(461,389)	461,389	(461,389)

Net income (loss)	1,953,103	(133,554)	(357,543)	491,097	1,953,103
Preferred dividend	(11,759)	—	—	—	(11,759)

Net earnings (loss) available to common shareholders	$1,941,344	$(133,554)	$(357,543)	$491,097	$1,941,344

Cash flows for the year ended December 31, 2002:
Cash flows (used in) provided by operations	$(193,530)	$(600,383)	$1,572,394	$—	$778,481
Cash flows provided by (used in) investing activities	13,082	910,975	(654,420)	47,000	316,637
Cash flows provided by (used in) financing activities	180,448	971,883	(432,810)	(47,000)	672,521
Net cash used by discontinued operations	—	—	(172,832)	—	(172,832)
Effect of exchange rate changes on cash and cash equivalents	—	—	11,131	—	11,131
Cash at beginning of period	—	203,263	188,913	—	392,176

Cash at end of period	$—	$1,485,738	$512,376	$—	$1,998,114

        As of and for the year ended December 31, 2001:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the year ended December 31, 2001:
Revenue	$—	$—	$3,434,571	$—	$3,434,571
Operating expenses	(10,725)	(34,154)	(3,530,010)	—	(3,574,889)
Interest expense, net	(21,757)	4,650	(2,238)	—	(19,345)
Other (expense) income	(130,329)	(9,537)	(40,258)	130,326	(49,798)
Provision for income taxes	—	—	(9,181)	—	(9,181)
Minority interest	—	—	38,513	17,318	55,831

Earnings (loss) income from continuing operations	(162,811)	(39,041)	(108,603)	147,644	(162,811)
Discontinued operations, net of tax	37,759	67,752	37,759	(105,511)	37,759
Gain on disposal of Broadcasting Stations, net of tax	517,847	—	—	—	517,847
Cumulative effect of accounting change from discontinued operations, net of tax	(9,187)	6,470	(9,187)	2,717	(9,187)

Net earnings (loss) available to common shareholders	$383,608	$35,181	$(80,031)	$44,850	$383,608

Cash flows for the year ended December 31, 2001:
Cash flows (used in) provided by operations	$(36,116)	$(25,770)	$431,165	$—	$369,279
Cash flows provided by (used in) investing activities	31,993	(568,875)	15,023	—	(521,859)
Cash flows provided by (used in) financing activities	4,123	745,346	(742,515)	—	6,954
Net cash used by discontinued operations	—	—	322,342	—	322,342
Effect of exchange rate changes on cash and cash equivalents	—	(417)	(3,246)	—	(3,663)
Cash at the beginning of the period	—	52,979	166,144	—	219,123

Cash at the end of the period	$—	$203,263	$188,913	$—	$392,176

NOTE 24 RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles Operating Income before Amortization to operating income (loss) for the Company's reporting segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the year ended December 31, 2003:
	Operating Income before Amortization	Amortization of non-cash items	Merger Costs	Operating income (loss)
IAC Travel	$523.8	$(165.2)	$(11.7)	$347.0
HSN U.S.	190.3	(50.8)	—	139.5
HSN International	32.6	(1.3)	—	31.3
Ticketing	144.5	(27.9)	(0.1)	116.5
Personals	31.0	(16.9)	—	14.1
IAC Local Services	26.2	(55.6)	—	(29.4)
Financial Services and Real Estate	1.2	(17.7)	—	(16.5)
Teleservices	12.5	—	—	12.5
Interactive Development	(3.8)	(2.1)	—	(5.9)
Corporate expense and other adjustments	(75.5)	(110.5)	—	(186.0)
Disengagement expenses	(22.0)	—	—	(22.0)
Intersegment Elimination	(0.8)	—	—	(0.8)

TOTAL	$860.1	$(448.1)	$(11.8)	$400.2

Other expenses, net				(137.8)

Earnings from continuing operations before income taxes and minority interest				262.4
Income tax expense				(70.7)
Minority interest				(65.0)

Earnings from continuing operations				126.7
Discontinued operations				40.7

Earnings before preferred dividend				167.4
Preferred dividend				(13.1)

Net earnings available to common shareholders				$154.3

	For the year ended December 31, 2002:
	Operating Income before Amortization	Amortization of non-cash items	Merger Costs	Pro Forma Adjustments(a)	Operating income (loss)
IAC Travel	$279.8	$(91.9)	$(2.3)	$(7.7)	$177.9
HSN U.S.	163.1	(32.6)	—	—	130.5
HSN International	(61.6)	(0.7)	—	—	(62.3)
Ticketing	108.1	(11.1)	—	—	96.9
Personals	28.4	(5.8)	—	—	22.6
IAC Local Services	(32.3)	(48.3)	(5.6)	—	(86.3)
Teleservices	(4.1)	(22.2)	—	—	(26.4)
Interactive Development	(2.6)	(2.9)	—	—	(5.4)
Corporate expense and other adjustments	(55.5)	(9.4)	—	—	(64.9)
Disengagement expenses	(31.8)	—	—	—	(31.8)
Intersegment Elimination	(2.4)	4.1	—	—	1.7

TOTAL	$389.1	$(220.9)	$(7.9)	$(7.7)	$152.6

Other expenses, net					(39.4)

Earnings from continuing operations before income taxes and minority interest					113.2
Income tax expense					(65.1)
Minority interest					(46.1)

Earnings from continuing operations					2.0
Gain on contribution of USA Entertainment to VUE					2,378.3
Discontinued operations					34.2

Earnings before cumulative effect of acct. change					2,414.5
Cumulative effect of accounting change					(461.4)

Earnings before preferred dividend					1,953.1
Preferred dividend					(11.8)

Net earnings available to common shareholders					$1,941.3

	For the year ended December 31, 2001:
	Operating Income before Amortization	Amortization of non-cash items	Pro Forma Adjustments(a)	Operating income (loss)
IAC Travel	$129.6	$(63.9)	$(49.8)	$15.8
HSN U.S.	137.4	(33.8)	—	103.6
HSN International	(27.8)	(0.5)	—	(28.3)
Ticketing	74.3	(59.1)	—	15.2
Personals	14.7	(23.6)	—	(8.9)
IAC Local Services	(40.8)	(109.9)	—	(150.7)
Teleservices	(5.2)	(35.1)	—	(40.3)
Interactive Development	(1.5)	(0.5)	—	(2.0)
Corporate expense and other adjustments	(41.0)	(10.3)	—	(51.3)
Disengagement expenses	(4.1)	—	—	(4.1)
Intersegment Elimination	2.4	8.3	—	10.7

TOTAL	$238.0	$(328.5)	$(49.8)	$(140.3)

Other expenses, net				(69.1)

Loss from continuing operations before income taxes and minority interest				(209.5)
Income tax expense				(9.2)
Minority interest				55.8

Loss from continuing operations				(162.8)
Gain on sale of broadcasting stations				517.8
Discontinued operations				37.8

Earnings before preferred dividend				392.8
Cumulative effect of accounting change, net of tax				(9.2)

Net earnings available to common shareholders				$383.6

(a)
Pro forma adjustments to 2002 and 2001 represent the impact of IAC's initial acquisition of a majority stake in Expedia which occurred in February 2002 as if the transaction occurred at the beginning of the periods presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

Item 9A. Controls and Procedures

        The Company monitors and evaluates on an on-going basis its disclosure controls and internal control over financial reporting in order to improve their overall effectiveness. In the course of this evaluation, the Company modifies and refines its internal processes as conditions warrant.

        As required by Rule 13a-15(b), IAC management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), IAC management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive Proxy Statement to be used in connection with its 2004 Annual Meeting of Stockholders, or the 2004 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10. Directors and Executive Officers of the Registrant

        Information relating to directors and executive officers of IAC is set forth in the section entitled "Election of Directors and Management Information" in the 2004 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

        Information regarding compensation of directors and executive officers of IAC is set forth in the section entitled "Executive Compensation" in the 2004 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information regarding ownership of IAC Common Stock, Class B Common Stock and Preferred Stock and securities authorized for issuance under IAC's equity compensation plans is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the 2004 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions with IAC is set forth in the section entitled "Certain Relationships and Related Party Transactions" in the 2004 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        Information regarding the fees and services of IAC's independent auditors is set forth in the section entitled "Fees Paid to Our Independent Auditors" in the 2004 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
List of Documents filed as part of this Report

          (1)—Consolidated Financial Statements

      Report of Independent Auditors: Ernst & Young LLP.

      Consolidated Statement of Operations for the Years Ended December 31, 2003, 2002 and 2001.

      Consolidated Balance Sheets as of December 31, 2003 and 2002.

      Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001.

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

      Notes to Consolidated Financial Statements.

          (2)—Consolidated Financial Statement Schedule

Schedule
Number

II
Valuation and Qualifying Accounts

        All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

          (3)—Exhibits

        The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of October 9, 2002, by and among the Registrant, T Merger Corp. and Ticketmaster.	Exhibit 2.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-101199), filed on December 17, 2002 (included as Appendix A to the proxy and information statement/prospectus included in the Registration Statement).
2.2	Agreement and Plan of Merger, dated as of November 11, 2002, by and among the Registrant, Red Wing, Inc. and Entertainment Publications, Inc.	Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-102119), filed on December 23, 2002.
2.3	Amendment to Agreement and Plan of Merger, dated as of January 3, 2003, by and among the Registrant, Red Wing, Inc. and Entertainment Publications, Inc.	Exhibit 2.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-102119), filed on February 13, 2003.

2.4	Agreement and Plan of Merger, dated as of March 18, 2003, by and among the Registrant, Equinox Merger Corp. and Expedia, Inc.	Exhibit 2.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-104973), filed on July 10, 2003 (included as Appendix A to the proxy and information statement/prospectus included in the Registration Statement).
2.5	Agreement and Plan of Merger, dated as of April 9, 2003, by and among the Registrant, Hermitage Merger Corp. and Hotels.com.	Exhibit 2.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-105014), filed on May 21, 2003 (included as Appendix A to the proxy and information statement/prospectus included in the Registration Statement).
2.6	Agreement and Plan of Merger, dated as of May 5, 2003, by and among the Registrant, Forest Merger Corp. and LendingTree, Inc.	Exhibit 2.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-105876), filed on July 10, 2003 (included as Appendix A to the proxy and information statement/prospectus included in the Registration Statement).
2.7	Investment Agreement, dated as of October 19, 1997, among Universal Studios, Inc., HSN, Inc., Home Shopping Network, Inc. and Liberty Media Corporation, as amended and restated as of December 18, 1997.	Appendix A to the Registrant's Definitive Proxy Statement, dated January 12, 1998.
2.8	Amended and Restated Transaction Agreement, dated as of December 16, 2001, among Vivendi Universal, S.A., Universal Studios, Inc., the Registrant, USANi LLC and Liberty Media Corporation.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2002.
3.1	Restated Certificate of Incorporation of IAC.	Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed on October 14, 2003.
3.2	Amended and Restated Bylaws of IAC.	Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed on September 20, 2002.
4.1	Indenture, dated as of November 23, 1998, among the Registrant, USANi LLC, the Guarantors party thereto, and The Chase Manhattan Bank, as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-71305), filed on January 28, 1999.
4.2	Form of 6 3/4% Senior Notes due 2005.	Exhibit B to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-71305), filed on January 28, 1999.
4.3	Indenture, dated as of December 16, 2002, among the Registrant, USANi LLC, as Guarantor, and JPMorgan Chase Bank, as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.

4.4		Form of 7% Senior Notes due 2013.	Exhibit B to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.6		Equity Warrant Agreement, dated as of February 4, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.7		Equity Warrant Agreement, dated as of May 7, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2002.
4.8		Forms of Equity Warrant Agreement and Optionholder Equity Warrant Agreement, in each case, between the Registrant and Mellon Investor Services LLC, as equity warrant agent.	Exhibits 4.2 and 4.4 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-104973), filed on August 6, 2003.
10.1	*	Equity and Bonus Compensation Agreement, dated as of August 24, 1995, between Barry Diller and the Registrant.	Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	*	Amended and Restated 2000 Stock and Annual Incentive Plan.	Appendix B to the Registrant's Definitive Proxy Statement, dated April 30, 2003.
10.3	*	Deferred Compensation Plan For Non-Employee Directors.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.4	*	Home Shopping Network, Inc. 1996 Stock Option Plan for Employees.	Exhibit A to the Home Shopping Definitive Proxy Statement, dated March 28, 1996.
10.5	*	Silver King Communications, Inc. 1995 Stock Incentive Plan.	Appendix G to the Registrant's Definitive Proxy Statement, dated November 20, 1996.
10.6	*	Silver King Communications, Inc. Directors' Stock Option Plan.	Appendix H to the Registrant's Definitive Proxy Statement, dated November 20, 1996.
10.7	*	HSN, Inc. 1997 Stock and Annual Incentive Plan.	Appendix F to the Registrant's Definitive Proxy Statement, dated January 12, 1998.
10.8		Amended and Restated Governance Agreement, among the Registrant, Vivendi Universal, S.A., Universal Studios, Inc., Liberty Media Corporation and Barry Diller, dated as of December 16, 2001.	Appendix C to the Registrant's Definitive Proxy Statement, dated March 25, 2002.
10.9		Amended and Restated Stockholders Agreement among Universal Studios, Inc., Liberty Media Corporation, Barry Diller and Vivendi Universal, S.A., dated as of December 16, 2001.	Appendix D to the Registrant's Definitive Proxy Statement, dated March 25, 2002.
10.10	*	Employment Agreement between Julius Genachowski and the Registrant, dated August 9, 2000.	Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.11	*	Extension of and Amendment to Employment Agreement between Julius Genachowski and the Registrant, dated as of September 30, 2002.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.
10.12	*	Employment Agreement between Daniel Marriott and the Registrant, dated March 1, 2002.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.13	*	Employment Agreement between Shana Fisher and the Registrant, dated as of June 30, 2003.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.
10.14	*†	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of November 5, 2003.
10.15	*†	Resignation Agreement, dated as of February 5, 2003, between Expedia, Inc. and Richard N. Barton.
10.16		Shareholders Agreement, dated December 12, 1996, relating to Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co. Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.17		Services and Trademark License Agreement, dated as of December 12, 1996, between Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.18		Form of Spinoff Agreement between Liberty Media Corporation and Universal Studios, Inc., dated as of October 19, 1997.	Appendix D to the Registrant's Definitive Proxy Statement, dated January 12, 1998.
10.19		Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Universal Pictures International Holdings 2 BV, NYCSpirit Corp. II, the Registrant, USANi Sub LLC, New-U Studios Holdings, Inc., Barry Diller, Vivendi Universal, S.A. and Universal Studios, Inc.	Exhibit 99.1 to the Registrants's Current Report on Form 8-K, filed May 17, 2002.
10.20		Amendment No. 1, dated November 25, 2002, to the Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Universal Pictures International Holdings 2 BV, NYCSpirit Corp. II and the Registrant.	Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.21	†	Amendment No. 2, dated June 24, 2003, to the Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Universal Pictures International Holdings 2BV, NYCSpirit Corp. II, the Registrant, USANi Sub LLC, New-U Studios Holdings, Inc., Barry Diller and Universal Studios, Inc.
21.1	†	Subsidiaries of IAC as of December 31, 2003.
23.1	†	Consent of Ernst & Young LLP.
23.2	†	Consent of Ernst & Young LLP.
31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	†	Consolidated Financial Statements and Report of Independent Auditors of H.O.T. Networks GmbH and Subsidiaries for the years ended December 31, 2002, 2001 and 2000.
99.2	†††	Audited Financial Statements of Vivendi Universal Entertainment LLLP.

*
Reflects management contracts and management and director compensatory plans.

†
Filed herewith.

††
Furnished herewith.

†††
To be filed pursuant to an amendment.

(b)
Reports on Form 8-K filed during the quarter ended December 31, 2003:

        On October 14, 2003, IAC filed a report on Form 8-K, reporting under Item 5, "Other Events and Regulation FD Disclosure," announcing that IAC's Board of Directors had approved the restatement of IAC's Certificate of Incorporation and attaching the Restated Certificate of Incorporation.

        On November 5, 2003, IAC filed a report on Form 8-K, reporting under Item 9, "Other Events and Regulation FD Disclosure" and Item 12, "Results of Operations and Financial Condition," attaching a press release announcing its results for the quarter ended September 30, 2003 and other financial information under Item 9, "Other Events and Regulation FD Disclosure,"attaching supplemental information.

        On November 12, 2003, IAC filed a report on Form 8-K, reporting under Item 9, "Other Events and Regulation FD Disclosure," attaching financial presentations and reconciliations from IAC Investor Day 2003.

        On November 18, 2003, IAC filed a report on Form 8-K, reporting under Item 5, "Other Events and Regulation FD Disclosure," announcing (1) certain management changes at Hotels.com and (2) that IAC had agreed to move up the expiration of the contractual restriction on the ability of Mr. Litman and Mr. Diener to transfer their shares of IAC Common Stock from March 1, 2004 to November 11, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2004

INTERACTIVECORP
By:	/s/ BARRY DILLER Barry Diller Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2004.

Signature	Title

/s/ BARRY DILLER Barry Diller	Chairman of the Board, Chief Executive Officer and Director
/s/ VICTOR A. KAUFMAN Victor A. Kaufman	Vice Chairman and Director
/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Executive Vice President and Chief Financial Officer
/s/ WILLIAM J. SEVERANCE William J. Severance	Vice President and Controller (Chief Accounting Officer)
/s/ RICHARD N. BARTON Richard N. Barton	Director
/s/ ROBERT R. BENNETT Robert R. Bennett	Director
/s/ EDGAR BRONFMAN, JR. Edgar Bronfman, Jr.	Director

/s/ DONALD R. KEOUGH Donald R. Keough	Director
/s/ MARIE-JOSEE KRAVIS Marie-Josee Kravis	Director
/s/ JOHN C. MALONE John C. Malone	Director
/s/ H. NORMAN SCHWARZKOPF H. Norman Schwarzkopf	Director
/s/ ALAN SPOON Alan Spoon	Director
/s/ DIANE VON FURSTENBERG Diane Von Furstenberg	Director

Schedule II

INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts		Deductions		Balance at End of Period
	(in thousands)
2003
Allowance for doubtful accounts	$29,036	$21,638	$(352)		$(19,323	)(1)	$30,999
Inventory reserves	33,444	1,413	(243)		(7)		34,607
Sales returns accrual	24,036	5,297	160		(52)		29,441
Deferred tax valuation allowance	336,800		(35,626	)(2)	(34,243	)(3)	266,931
Other reserves	12,949						18,993
2002
Allowance for doubtful accounts	$16,116	$27,337	$9,668	(4)	$(24,085	)(1)	$29,036
Inventory reserves	38,170	(4,944)	303	(5)	(85	)(6)	33,444
Sales returns accrual	21,925	2,111					24,036
Deferred tax valuation allowance	75,834	—	289,974	(7)	(29,008	)(3)	336,800
Other reserves	4,369						12,949
2001
Allowance for doubtful accounts	$11,034	$18,838	$640		$(14,396	)(1)	$16,116
Inventory reserves	37,303	867	—		—		38,170
Sales returns accrual	20,611	1,314					21,925
Deferred tax valuation allowance	11,233	64,601					75,834
Other reserves	275						4,369

(1)
Write-off of fully reserved accounts receivable.

(2)
Expedia utilization of valuation allowance during 2003 which impacted goodwill.

(3)
Ticketmaster utilization of valuation allowance.

(4)
Amount relates primarily to the acquisition of Interval and Expedia in 2002.

(5)
Acquisition of Interval in September 2002.

(6)
Disposition of inventory during the year.

(7)
Increases due primarily to acquisition of Expedia and Interval during 2002.