Form 10-K/A
period 2003-12-31
INTERACTIVECORP
filed 2004-03-30
CIK 891103

Use these links to rapidly review the document
TABLE OF CONTENTS

As filed with the Securities and Exchange Commission on March 30, 2004

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

EXPLANATORY NOTE

        The Registrant hereby amends and restates the Exhibit Index set forth under "Item 15. Exhibits, Financial Statement Schedules and Reports" contained in InterActiveCorp's Annual Report on Form 10-K for the year ended December 31, 2003 (the "Original Form 10-K"). This Amendment No. 1 on Form 10-K/A to the Original Form 10-K is being filed to reflect the filing of Rule 3-09 financial statements of a certain equity investment.

        This Amendment No. 1 only reflects the changes discussed above. All other information included in the Original Form 10-K has not been amended by this Form 10-K/A to reflect any information or events subsequent to the filing of the Original Form 10-K.

TABLE OF CONTENTS

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

Exhibit Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of October 9, 2002, by and among the Registrant, T Merger Corp. and Ticketmaster.	Exhibit 2.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-101199), filed on December 17, 2002 (included as Appendix A to the proxy and information statement/prospectus included in the Registration Statement).
2.2	Agreement and Plan of Merger, dated as of November 11, 2002, by and among the Registrant, Red Wing, Inc., Entertainment Publications, Inc. and Carlyle-EPI Partners, Inc.	Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-102119), filed on December 23, 2002.
2.3	Amendment to Agreement and Plan of Merger, dated as of January 3, 2003, by and among the Registrant, Red Wing, Inc., Entertainment Publications, Inc. and Carlyle-EPI Partners, Inc.	Exhibit 2.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-102119), filed on February 13, 2003.

2.4	Agreement and Plan of Merger, dated as of March 18, 2003, by and among the Registrant, Equinox Merger Corp. and Expedia, Inc.	Exhibit 2.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-104973), filed on July 10, 2003 (included as Appendix A to the proxy and information statement/prospectus included in the Registration Statement).
2.5	Agreement and Plan of Merger, dated as of April 9, 2003, by and among the Registrant, Hermitage Merger Corp. and Hotels.com.	Exhibit 2.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-105014), filed on May 21, 2003 (included as Appendix A to the proxy and information statement/prospectus included in the Registration Statement).
2.6	Agreement and Plan of Merger, dated as of May 5, 2003, by and among the Registrant, Forest Merger Corp. and LendingTree, Inc.	Exhibit 2.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-105876), filed on July 10, 2003 (included as Appendix A to the proxy and information statement/prospectus included in the Registration Statement).
2.7	Investment Agreement, dated as of October 19, 1997, among Universal Studios, Inc., HSN, Inc., Home Shopping Network, Inc. and Liberty Media Corporation, as amended and restated as of December 18, 1997.	Appendix A to the Registrant's Definitive Proxy Statement, dated January 12, 1998.
2.8	Amended and Restated Transaction Agreement, dated as of December 16, 2001, among Vivendi Universal, S.A., Universal Studios, Inc., the Registrant, USANi LLC and Liberty Media Corporation.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2002.
3.1	Restated Certificate of Incorporation of IAC.	Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed on October 14, 2003.
3.2	Amended and Restated Bylaws of IAC.	Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed on September 20, 2002.
4.1	Indenture, dated as of November 23, 1998, among the Registrant, USANi LLC, the Guarantors party thereto, and The Chase Manhattan Bank, as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-71305), filed on January 28, 1999.
4.2	Form of 6 3/4% Senior Notes due 2005.	Exhibit B to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-71305), filed on January 28, 1999.
4.3	Indenture, dated as of December 16, 2002, among the Registrant, USANi LLC, as Guarantor, and JPMorgan Chase Bank, as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.

4.4		Form of 7% Senior Notes due 2013.	Exhibit B to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.5		Equity Warrant Agreement, dated as of February 4, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.6		Equity Warrant Agreement, dated as of May 7, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2002.
4.7		Forms of Stockholder Equity Warrant Agreement and Optionholder Equity Warrant Agreement, in each case, between the Registrant and Mellon Investor Services LLC, as equity warrant agent.	Exhibits 4.2 and 4.4 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-104973), filed on August 6, 2003.
10.1	*	Equity and Bonus Compensation Agreement, dated as of August 24, 1995, between Barry Diller and the Registrant.	Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	*	Amended and Restated 2000 Stock and Annual Incentive Plan.	Appendix B to the Registrant's Definitive Proxy Statement, dated April 30, 2003.
10.3	*	Deferred Compensation Plan for Non-Employee Directors.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.4	*	Home Shopping Network, Inc. 1996 Stock Option Plan for Employees.	Exhibit A to the Home Shopping Definitive Proxy Statement, dated March 28, 1996.
10.5	*	Silver King Communications, Inc. 1995 Stock Incentive Plan.	Appendix G to the Registrant's Definitive Proxy Statement, dated November 20, 1996.
10.6	*	Silver King Communications, Inc. Directors' Stock Option Plan.	Appendix H to the Registrant's Definitive Proxy Statement, dated November 20, 1996.
10.7	*	HSN, Inc. 1997 Stock and Annual Incentive Plan.	Appendix F to the Registrant's Definitive Proxy Statement, dated January 12, 1998.
10.8		Amended and Restated Governance Agreement, among the Registrant, Vivendi Universal, S.A., Universal Studios, Inc., Liberty Media Corporation and Barry Diller, dated as of December 16, 2001.	Appendix C to the Registrant's Definitive Proxy Statement, dated March 25, 2002.
10.9		Amended and Restated Stockholders Agreement among Universal Studios, Inc., Liberty Media Corporation, Barry Diller and Vivendi Universal, S.A., dated as of December 16, 2001.	Appendix D to the Registrant's Definitive Proxy Statement, dated March 25, 2002.
10.10	*	Employment Agreement between Julius Genachowski and the Registrant, dated August 9, 2000.	Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.11	*	Extension of and Amendment to Employment Agreement between Julius Genachowski and the Registrant, dated as of September 30, 2002.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.
10.12	*	Employment Agreement between Daniel Marriott and the Registrant, dated March 1, 2002.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.13	*	Employment Agreement between Shana Fisher and the Registrant, dated as of June 30, 2003.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.
10.14	*	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of November 5, 2003.	Previously filed.
10.15	*	Resignation Agreement, dated as of February 5, 2003, between Expedia, Inc. and Richard N. Barton.	Previously filed.
10.16		Shareholders Agreement, dated December 12, 1996, relating to Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co. Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.17		Services and Trademark License Agreement, dated as of December 12, 1996, between Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.18		Form of Spinoff Agreement between Liberty Media Corporation and Universal Studios, Inc., dated as of October 19, 1997.	Appendix D to the Registrant's Definitive Proxy Statement, dated January 12, 1998.
10.19		Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Universal Pictures International Holdings 2 BV, NYCSpirit Corp. II, the Registrant, USANi Sub LLC, New-U Studios Holdings, Inc., Barry Diller, Vivendi Universal, S.A. and Universal Studios, Inc.	Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2002.
10.20		Amendment No. 1, dated November 25, 2002, to the Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Universal Pictures International Holdings 2 BV, NYCSpirit Corp. II and the Registrant.	Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.21		Amendment No. 2, dated June 24, 2003, to the Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Universal Pictures International Holdings 2 BV, NYCSpirit Corp. II, the Registrant, USANi Sub LLC, New-U Studios Holdings, Inc., Barry Diller and Universal Studios, Inc.	Previously filed.
21.1		Subsidiaries of IAC as of December 31, 2003.	Previously filed.
23.1		Consent of Ernst & Young LLP.	Previously filed.
23.2		Consent of Ernst & Young LLP.	Previously filed.
23.3	†	Consent of Ernst & Young LLP.
23.4	††	Consent of KPMG.
31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Consolidated Financial Statements and Report of Independent Auditors of H.O.T. Networks GmbH and Subsidiaries for the years ended December 31, 2002, 2001 and 2000.	Previously filed.
99.2	†	Consolidated Financial Statements of Vivendi Universal Entertainment LLLP for the years ended December 31, 2003 and 2002.

99.3	††	Consolidated Financial Statements of TVSN Asia Pacific (Holdings) Limited and Subsidiaries for the years ended December 31, 2003 and 2002.

*
Reflects management contracts and management and director compensatory plans.

†
Filed herewith.

††
To be filed pursuant to an amendment by no later than June 30, 2004.

(b)
Reports on Form 8-K filed during the quarter ended December 31, 2003:

        On October 14, 2003, IAC filed a report on Form 8-K, reporting under Item 5, "Other Events and Regulation FD Disclosure," announcing that IAC's Board of Directors had approved the restatement of IAC's Certificate of Incorporation and attaching the Restated Certificate of Incorporation.

        On November 5, 2003, IAC filed a report on Form 8-K, reporting under Item 9, "Regulation FD Disclosure" and Item 12, "Results of Operations and Financial Condition," attaching a press release announcing its results for the quarter ended September 30, 2003 and other financial information under Item 9, "Regulation FD Disclosure,"attaching supplemental information.

        On November 12, 2003, IAC filed a report on Form 8-K, reporting under Item 9, "Regulation FD Disclosure," attaching financial presentations and reconciliations from IAC Investor Day 2003.

        On November 18, 2003, IAC filed a report on Form 8-K, reporting under Item 5, "Other Events," announcing (1) certain management changes at Hotels.com and (2) that IAC had agreed to move up the expiration of the contractual restriction on the ability of Mr. Litman and Mr. Diener to transfer their shares of IAC Common Stock from March 1, 2004 to November 11, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2004

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