Form 10-Q
period 2004-03-31
INTERACTIVECORP
filed 2004-05-10
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 10, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of April 26, 2004, the following shares of the Registrant's common stock were outstanding:

Common Stock, including 403,020 shares of restricted stock	636,738,128
Class B Common Stock	64,629,996

Total outstanding Common Stock	701,368,124

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 26, 2004 was $16,815,480,017. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Service revenue	$856,492	$855,335
Product sales	614,245	531,399

Net revenue	1,470,737	1,386,734
Cost of sales—service revenue	329,478	467,510
Cost of sales—product sales	366,940	319,372

Gross profit	774,319	599,852
Selling and marketing	309,420	189,353
General and administrative	174,384	153,255
Other operating costs	32,637	25,807
Cable distribution fees	17,764	15,326
Amortization of non-cash distribution and marketing expense	6,339	10,489
Amortization of non-cash compensation expense	68,968	10,211
Amortization of intangibles	79,717	52,156
Depreciation	42,511	42,162
Merger costs	—	2,096

Operating income	42,579	98,997
Other income (expense):
Interest income	45,409	39,830
Interest expense	(20,755)	(24,278)
Equity in losses of VUE	(352)	(243,276)
Equity in income (losses) in unconsolidated subsidiaries and other expenses	7,528	(1,879)

Total other income (expense), net	31,830	(229,603)
Earnings (loss) from continuing operations before income taxes and minority interest	74,409	(130,606)
Income tax benefit (expense)	(29,223)	54,174
Minority interest	(1,396)	(25,727)

Earnings (loss) from continuing operations	43,790	(102,159)
Discontinued operations, net of tax	(2,263)	(4,637)

Earnings (loss) before preferred dividend	41,527	(106,796)
Preferred dividend	(3,264)	(3,264)

Net income (loss) available to common shareholders	$38,263	$(110,060)

Income (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.06	$(0.22)
Diluted earnings (loss) per share from continuing operations	$0.05	$(0.22)
Basic earnings (loss) per share	$0.05	$(0.23)
Diluted earnings (loss) per share	$0.05	$(0.23)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)	(audited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,491,169	$899,062
Restricted cash equivalents	26,128	31,356
Marketable securities	2,431,917	2,419,735
Accounts and notes receivable, net of allowance of $30,535 and $30,999, respectively	458,282	429,424
Inventories, net	216,746	215,995
Deferred tax assets	62,357	65,071
Other current assets	246,437	154,333

Total current assets	4,933,036	4,214,976
PROPERTY, PLANT AND EQUIPMENT:
Computer and broadcast equipment	713,357	686,899
Buildings and leasehold improvements	152,912	155,212
Furniture and other equipment	151,171	154,378
Land	21,155	21,172
Projects in progress	29,338	30,962

	1,067,933	1,048,623
Less: accumulated depreciation and amortization	(608,919)	(575,446)

Total property, plant and equipment	459,014	473,177
OTHER ASSETS:
Goodwill	11,262,861	11,291,768
Intangible assets, net	2,472,654	2,513,889
Long-term investments	1,447,711	1,426,502
Preferred interest exchangeable for common stock	1,428,530	1,428,530
Cable distribution fees, net	124,659	128,971
Note receivables and advances, net of current portion	15,648	14,507
Deferred charges and other	98,884	93,928
Non-current assets of discontinued operations	339	340

TOTAL ASSETS	$22,243,336	$21,586,588

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)	(audited)
	(In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$2,970	$2,850
Accounts payable, trade	749,426	687,977
Accounts payable, client accounts	243,938	142,002
Cable distribution fees payable	41,964	39,142
Deferred merchant bookings	619,015	218,822
Deferred revenue	107,327	180,229
Income tax payable	97,780	96,817
Other accrued liabilities	431,185	494,280
Current liabilities of discontinued operations	13,362	16,062

Total current liabilities	2,306,967	1,878,181
Long-Term Obligations, net of current maturities	1,134,322	1,120,097
Other long-term liabilities	81,098	67,981
Deferred income taxes	2,599,557	2,565,415
Common stock exchangeable for preferred interest	1,428,530	1,428,530
Minority interest	108,409	110,799
SHAREHOLDERS' EQUITY:
Preferred stock—$.01 par value; authorized 100,000,000 shares; issued and outstanding 13,118,182	131	131
Common stock—$.01 par value; authorized 1,600,000,000 shares; issued 683,665,753 and 679,006,913 shares respectively, and outstanding 635,644,533 and 631,022,816 shares, respectively, including 405,334 and 452,035 of restricted stock, respectively	6,352	6,305
Class B convertible common stock—$.01 par value; authorized 400,000,000 shares; issued and outstanding 64,629,996	646	646
Additional paid-in capital	13,759,762	13,634,926
Retained earnings	2,315,215	2,276,952
Accumulated other comprehensive income	43,500	36,896
Treasury stock—48,021,220 and 47,984,097 shares, respectively	(1,536,155)	(1,535,273)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	14,584,453	14,415,585

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,243,336	$21,586,588

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

		Convertible Preferred Stock				Class B Convertible Common Stock
				Common Stock								Note Receivable From Key Executive for Common Stock Issuance
								Addit. Paid-in Capital	Retained Earnings	Accum. Other Comp Income	Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2003	$14,415,585	$131	13,118	$6,305	631,023	$646	64,630	$13,634,926	$2,276,952	$36,896	$(1,535,273)	$(4,998)
Comprehensive income:
Net income for the three months ended March 31, 2004	41,527	—	—	—	—	—	—	—	41,527	—	—	—
Increase in unrealized gains in available for sale securities	2,655	—	—	—	—	—	—	—	—	2,655	—	—
Foreign currency translation	3,594	—	—	—	—	—	—	—	—	3,594	—	—
Net gain on derivative contracts	355	—	—	—	—	—	—	—	—	355	—	—

Comprehensive income	48,131

Issuance of common stock upon exercise of stock option, restricted stock, and other	46,930	—	—	47	4,658	—	—	46,883	—	—	—	—
Income tax benefit related to stock options exercised, restricted stock, and other	11,744	—	—	—	—	—	—	11,744	—	—	—	—
Dividend on preferred stock	(3,264)	—	—	—	—	—	—	—	(3,264)	—	—	—
Amortization of non-cash compensation	66,209	—	—	—	—	—	—	66,209	—	—	—	—
Purchase of treasury stock	(882)	—	—	—	(37)	—	—	—	—	—	(882)	—

Balance as of March 31, 2004	$14,584,453	$131	13,118	$6,352	635,644	$646	64,630	$13,759,762	$2,315,215	$43,500	$(1,536,155)	$(4,998)

        Accumulated other comprehensive income is comprised of unrealized gains on available for sale securities of $3,100 and $445 at March 31, 2004 and December 31, 2003, respectively, foreign currency translation adjustments of $40,485 and $36,891 at March 31, 2004 and December 31, 2003, respectively, and net losses from derivative contracts of $(85) and $(440) at March 31, 2004 and December 31, 2003.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Earnings (loss) from continuing operations	$43,790	$(102,159)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	122,228	94,318
Amortization of non-cash distribution and marketing	6,339	10,489
Amortization of non-cash compensation expense	68,968	10,211
Amortization of cable distribution fees	17,764	15,326
Amortization of deferred financing costs	161	541
Deferred income taxes	(26,819)	(52,202)
Loss on retirement of bonds	—	1,446
Equity in (income) losses of unconsolidated subsidiaries, including VUE	(2,460)	243,419
Non-cash interest income	(9,952)	(8,673)
Minority interest	1,396	25,727
Increase in cable distribution fees	(12,106)	(9,367)
Changes in current assets and liabilities:
Accounts receivable and notes	(32,515)	(17,515)
Inventories	(6,275)	17,708
Prepaids and other assets	(58,598)	(19,429)
Accounts payable and accrued liabilities	60,732	73,318
Deferred revenue	(64,390)	57,329
Deferred merchant bookings	400,194	120,854
Funds collected by Ticketmaster on behalf of clients, net	81,972	22,571
Other, net	3,622	(8,257)

Net cash provided by operating activities	594,051	475,655
Cash flows from investing activities:
Acquisitions net of cash acquired	(4,729)	(366,887)
Capital expenditures	(34,390)	(33,738)
Increase in long-term investments and notes receivable	(805)	(93)
Purchase of marketable securities	(1,344,834)	(1,883,334)
Proceeds of marketable securities	1,334,757	1,066,088
Other, net	9,221	2,116

Net cash used in investing activities	(40,780)	(1,215,848)
Cash flows from financing activities:
Principal payments on long-term obligations	(532)	(10,087)
Purchase of treasury stock by IAC and subsidiaries	(882)	(24,854)
Repurchase of 1998 Senior Notes	—	(98,776)
Proceeds from subsidiary stock, including stock options	—	14,032
Proceeds from issuance of common stock	40,834	26,893
Preferred dividends	(3,264)	(3,264)
Other, net	10,472	(8,193)

Net cash provided by (used in) financing activities	46,628	(104,249)
Net Cash Used In Discontinued Operations	(5,292)	(79,010)
Effect of exchange rate changes on cash and cash equivalents	(2,500)	1,811

Net Increase (Decrease) In Cash and Cash Equivalents	592,107	(921,641)
Cash and cash equivalents at beginning of period	899,062	1,998,114

Cash and Cash Equivalents at End of Period	$1,491,169	$1,076,473

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

        InterActiveCorp is a leading, multi-brand interactive commerce company committed to harnessing the power of interactivity to make people's lives easier, everywhere and every day. IAC operates a diversified portfolio of specialized and global brands in the travel, home shopping, ticketing, personals, local and media services, financial services and real estate, and teleservices industries. IAC enables billions of dollars of consumer-direct transactions for products and services via the Internet, television and telephone. InterActiveCorp is referred to herein as either IAC or the Company.

        IAC consists of the following segments:

  •
  IAC Travel, which includes Expedia, Hotels.com, Hotwire and Interval International;

  •
  Electronic Retailing, which includes HSN U.S. and HSN International;

  •
  Ticketing, which includes Ticketmaster;

  •
  Personals, which includes Match.com and uDate;

  •
  IAC Local and Media Services, which includes Citysearch, Evite and Entertainment Publications;

  •
  Financial Services and Real Estate, which includes LendingTree;

  •
  Teleservices, which includes Precision Response Corporation; and

  •
  Interactive Development Group, which includes ZeroDegrees and HSN Emerging Markets.

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

        For a more detailed presentation of the Company's operating business, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The interim Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2003.

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

        Significant estimates underlying the accompanying Consolidated Financial Statements include the inventory carrying adjustment, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles, including goodwill and other long-lived assets, carrying amount of long-term investments, including the Company's investment in VUE, and various other operating allowances and accruals, including accruals for contingent occupancy tax.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148") which amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The Company adopted the expense recognition provision of SFAS No. 123 and is providing expense for stock based compensation for grants made on or after January 1, 2003 on a prospective basis as provided by SFAS No. 148, and will continue to provide pro forma information in the notes to financial statements to provide the results as if all equity awards issued in prior years were being expensed. The Company will continue to account for stock based compensation granted prior to January 1, 2003 in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." For restricted stock units issued, the value of the instrument is measured at the grant date at fair value and amortized ratably as non-cash compensation over the vesting term. For stock options issued in 2003, including unvested options assumed in acquisitions, the Company is using a fair-value method to record the non-cash compensation provided on a straight-line basis.

        The following table illustrates the effect on earnings (loss) available to common shareholders and net earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net income (loss) available to common shareholders, as reported	$38,263	$(110,060)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	42,173	5,336
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(46,953)	(27,117)

Pro forma net income (loss)	$33,483	$(131,841)

Earnings (loss) per share:
Basic as reported	$0.05	$(0.23)
Basic pro forma	$0.05	$(0.27)
Diluted as reported	$0.05	$(0.23)
Diluted pro forma	$0.04	$(0.27)

        Pro forma information is determined as if the Company had accounted for its employee stock options issued before January 1, 2003 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003: risk-free interest rates of 3.25% and 2.78% in 2004 and 2003, respectively; a dividend yield of zero; a volatility factor of 47.35% and 50%, respectively, based on the expected market price of IAC common stock based on historical trends; and a weighted-average expected life of the options of five years.

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

Reclassifications

        Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the 2004 presentation. The results of operations and statements of cash flows of ECS, Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, have been classified as discontinued operations for all periods presented.

        See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a summary of all other significant matters relating to accounting policies.

NOTE 3—BUSINESS ACQUISITIONS

        During 2003, IAC completed its acquisition of all of the outstanding shares of Hotels.com, Expedia and Ticketmaster that it did not already own.

        The following unaudited pro forma condensed consolidated financial information for the three months ended March 31, 2003 is presented to show the results of the Company to give effect to IAC's merger of Ticketmaster with a wholly-owned subsidiary of IAC completed on January 17, 2003, the merger of Hotels.com with a wholly-owned subsidiary of IAC completed on June 23, 2003 and the merger of Expedia with a wholly owned subsidiary of IAC completed on August 8, 2003 as if the transactions had occurred at the beginning of the period presented. The pro forma results include certain adjustments, including increased amortization related to intangible assets and compensation expense, as well as adjustments to shares outstanding, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates.

Three Months Ended March 31, 2003
(In thousands, except per share data)
Net revenue	$1,386,734
Loss from continuing operations	$(116,720)
Net loss available to common shareholders	$(124,621)
Basic loss from continuing operations available to common shareholders	$(0.19)
Diluted loss from continuing operations available to common shareholders	$(0.19)
Basic loss per share from net income	$(0.19)
Diluted loss per share from net income	$(0.19)

NOTE 4—STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Non-Cash Transactions for the Three Months Ended March 31, 2004

        For the three months ended March 31, 2004, the Company incurred non-cash compensation expense of $69.0 million and non-cash distribution and marketing expense of $6.3 million. Amortization of non-cash distribution and marketing expense consists mainly of non-cash advertising secured from Universal Television as part of the Vivendi transaction. Ticketmaster and Match.com also recognize non-cash distribution and marketing expense related to barter arrangements for distribution secured from third parties, whereby advertising is provided by Ticketmaster and Match.com to a third party in return for distribution over the third party's network. The advertising provided has been secured by IAC, which in turn has secured the non-cash advertising pursuant to an agreement with Universal as part of the Vivendi transaction. Sufficient advertising has been secured to satisfy existing obligations.

        For the three months ended March 31, 2004, IAC recognized $9.7 million of PIK interest income on the Series A Preferred received in connection with the Vivendi transaction.

        For the three months ended March 31, 2004, the Company recognized pre-tax income of $2.5 million on equity income in unconsolidated subsidiaries, including a loss of $0.3 million from its 5.44% proportionate share in Vivendi Universal Entertainment LLLP ("VUE"), a joint venture between the Company and Vivendi.

        For the three months ended March 31, 2004, the Company recognized non-cash revenues of $6.0 million as a result of deferred revenue recorded in connection with its various acquisitions.

Supplemental Disclosure of Non-Cash Transactions for the Three Months Ended March 31, 2003

        On January 17, 2003, IAC completed its merger with Ticketmaster. IAC issued an aggregate of 45.5 million shares of IAC common stock.

        For the three months ended March 31, 2003, the Company incurred non-cash distribution and marketing expense of $10.5 million and non-cash compensation expense of $10.2 million.

        For the three months ended March 31, 2003, IAC recognized $9.1 million of PIK interest income on the Series A Preferred received in connection with the Vivendi transaction.

        For the three months ended March 31, 2003, the Company recognized pre-tax losses of $243.4 million on equity losses in unconsolidated subsidiaries, resulting almost entirely from its 5.44% proportionate share of a $4.5 billion impairment charge for goodwill and intangible assets and other long-lived assets recognized by VUE.

        For the three months ended March 31, 2003, the Company recognized non-cash revenues of $7.8 million as a result of deferred revenue recorded in connection with its various acquisitions.

NOTE 5—INDUSTRY SEGMENTS

        The overall concept that IAC employs in determining its Operating Segments is to present the results in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. Styleclick, ECS and Avaltus, a PRC subsididary, are presented as discontinued operations and, accordingly, are excluded from the schedules below.

	Three months ended March 31,
	2004	2003
	(In thousands)
Revenues:
IAC Travel (on a comparable net basis)(a)	$494,008	$351,097
Electronic Retailing
HSN U.S	467,764	414,973
HSN International	120,207	115,243

Total Electronic Retailing	587,971	530,216
Ticketing	202,260	195,086
Personals	48,835	40,895
IAC Local and Media Services	32,054	8,386
Financial Services and Real Estate	39,748	—
Teleservices	71,835	70,779
Intersegment Elimination(b)	(5,974)	(3,733)

Total	$1,470,737	$1,192,726

As reported:
IAC Travel(a)	$494,008	$545,105

Total	$1,470,737	$1,386,734

Operating income (loss):
IAC Travel	$84,718	$69,924
Electronic Retailing
HSN U.S.(c)	28,354	18,481
HSN International	4,421	14,626

Total Electronic Retailing	32,775	33,107
Ticketing	40,672	34,311
Personals	2,847	607
IAC Local and Media Services	(27,811)	(19,396)
Financial Services and Real Estate	(3,556)	—
Teleservices	3,166	1,900
Interactive Development	(954)	(2,129)
Corporate and other	(89,722)	(19,043)
Intersegment Elimination(b)	444	(284)

Total	$42,579	$98,997

Operating Income Before Amortization(d):
IAC Travel	$127,570	$103,722
Electronic Retailing
HSN U.S.(c)	41,588	30,643
HSN International	4,749	14,992

Total Electronic Retailing	46,337	45,635
Ticketing	46,847	41,436
Personals	6,334	2,693
IAC Local and Media Services	(13,578)	(6,789)
Financial Services and Real Estate	3,093	—
Teleservices	3,166	1,900
Interactive Development	(954)	(1,058)
Corporate and other	(21,656)	(13,306)
Intersegment Elimination(b)	444	(284)

Total	$197,603	$173,949

Depreciation Expense:
IAC Travel	$9,989	$9,428
Electronic Retailing
HSN U.S.	10,194	11,731
HSN International	2,914	2,754

Total Electronic Retailing	13,108	14,485
Ticketing	7,341	7,687
Personals	3,255	2,088
IAC Local and Media Services	1,817	1,125
Financial Services & Real Estate	859	—
Teleservices	4,839	5,520
Interactive Development	2	—
Corporate and other	1,301	1,829

	$42,511	$42,162

(a)
As part of the integration of IACT's businesses, Hotels.com conformed its merchant hotel business practices with those of the other IACT businesses. As a result, beginning January 1, 2004, IAC commenced prospectively reporting revenue for Hotels.com on a net basis, consistent with Expedia's historical practice. Accordingly, we are including prior year results as though they had also been reported on a net basis for purposes of better comparability. There will be no impact to operating income or Operating Income Before Amortization from the change in reporting.

(b)
Intersegment eliminations relate to services provided between IAC segments, including call center services provided by PRC to other IAC segments of $5.3 million and $3.4 million for the three months ended March 31, 2004 and 2003, respectively. These amounts are eliminated in consolidation.

(c)
As noted in previous filings, the majority of the USA Broadcasting stations sold to Univision are located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN incurred incremental costs to obtain carriage lost in the disengagement markets and conduct marketing activities to inform viewers of new channel positioning for the HSN service. Higher incremental costs were incurred in 2002, so disengagement costs were presented separately from

  HSN results when comparing 2003 results to 2002. Comparable costs are expected to be incurred in 2004 in relation to 2003, and HSN's results are presented including disengagement costs in each period.

(d)
Operating Income Before Amortization is defined as operating income plus: (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of intangibles and goodwill impairment, if applicable, (3) pro forma adjustments for significant acquisitions and (4) one-time items. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's income statement of certain expenses, including non-cash compensation associated with IAC's employees, non-cash payments to partners, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, GAAP financial statements and descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

        The following table is a reconciliation of consolidated segment Operating Income Before Amortization to consolidated operating income and net earnings (loss) available to common shareholders for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
	(In thousands)
Operating Income Before Amortization	$197,603	$173,949
Amortization of non-cash distribution and marketing expense	(6,339)	(10,489)
Amortization of non-cash compensation expense	(68,968)	(10,211)
Amortization of intangibles	(79,717)	(52,156)
Merger costs(a)	—	(2,096)

Operating income	42,579	98,997
Interest income	45,409	39,830
Interest expense	(20,755)	(24,278)
Equity in losses of VUE	(352)	(243,276)
Equity in income (losses) in unconsolidated subsidiaries and other expenses	7,528	(1,879)
Income tax (expense) benefit	(29,223)	54,174
Minority interest	(1,396)	(25,727)
Discontinued operations, net of tax	(2,263)	(4,637)
Preferred dividend	(3,264)	(3,264)

Net earnings (loss) available to common shareholders	$38,263	$(110,060)

(a)
The Company incurred costs in 2003 at Expedia, Hotels.com and Ticketmaster for investment banking, legal and accounting fees related directly to the mergers which are considered as one-time. These costs were incurred solely in relation to the mergers, but may not be capitalized since Expedia, Hotels.com and Ticketmaster were considered the targets in the transaction for accounting purposes. These costs do not directly benefit operations in any manner, would not normally be recorded by IAC if not for the fact it already consolidated these entities, and are all related to the same transaction, as IAC simultaneously announced its intention to commence its exchange offer for the companies in 2002. The majority of costs were for advisory services provided by investments bankers, and the amounts incurred in 2003 were pursuant to the same fee letters entered into by each company in 2002. Given these factors, IAC believes it is appropriate to consider these costs as one-time.

        The Company maintains operations in the United States, Germany, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories for the three months ended March 31, 2004 and 2003 are presented below.

	Three months ended March 31,
	2004	2003
	(In thousands)
Revenue
United States	$1,212,154	$1,150,707
All other countries	258,583	236,027

	$1,470,737	$1,386,734

	March 31, 2004	December 31, 2003
Long-lived assets
United States	$530,595	$541,872
All other countries	53,078	60,276

	$583,673	$602,148

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        The balance of goodwill and intangible assets is as follows (in thousands):

	March 31, 2004	December 31, 2003
Goodwill	$11,262,861	$11,291,768
Intangible assets with indefinite lives	1,439,884	1,418,990
Intangible assets with definite lives	1,032,770	1,094,899

	$13,735,515	$13,805,657

        The following table presents the balance of goodwill by segment including the changes in carrying amount of goodwill for the three months ended March 31, 2004 (in thousands):

	Balance as of January 1, 2004	Additions	(Deductions)	Foreign Exchange Translation	Balance as of March 31, 2004
IAC Travel	$6,214,139	$40,789	$(46,308)	$3,686	$6,212,306
Electronic Retailing
HSN	2,442,813	—	—	—	2,442,813
HSN International	313,812	—	—	(6,189)	307,623

Total Electronic Retailing	2,756,625	—	—	(6,189)	2,750,436
Ticketing	1,005,131	5,293	(3,017)	(703)	1,006,704
Personals	223,429	—	(1,164)	200	222,465
IAC Local and Media Services	206,584	3,953	—	—	210,537
Teleservices	314,001	—	—	—	314,001
Financial Services and Real Estate	571,859	—	(25,447)	—	546,412

Goodwill	$11,291,768	$50,035	$(75,936)	$(3,006)	$11,262,861

        Deductions principally relate to the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in purchase price when the deductions are realized. Additions relate to new acquisitions as well as adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts.

NOTE 7—RESTRUCTURING CHARGES

        As of March 31, 2004 and December 31, 2003, the accrual balance related to restructuring charges was $4.2 million and $5.0 million, respectively. The 2004 and 2003 balances relate primarily to ongoing obligations for facility leases and broadcast carriage arrangements and are expected to be paid out according to the terms of these arrangements.

        During the quarter ended March 31, 2004, no restructuring charges were incurred and $0.8 million of restructure related costs were paid.

NOTE 8—EQUITY INVESTMENT IN VUE

        IAC beneficially owns 5.44% of the partnership common equity of VUE, plus certain preferred interests. This common interest is accounted for using the equity method. Due to the significance of the results of VUE in relation to IAC's results in 2003, summary financial information for VUE is presented below. The investment was acquired May 7, 2002. The statement of operations data is recorded on a one-quarter lag due to the timing of receiving information from the partnership.

        Summarized balances of the partnership are as follows (in thousands):

As of December 31, 2003 and for the three months ended December 31, 2003
Current assets	$2,714,356
Non-current assets	14,339,926
Current liabilities	2,215,964
Non-current liabilities	3,613,044
Net sales	1,991,397
Gross profit	551,886
Net income	25,647

        Summarized aggregated financial information for the Company's remaining equity investments, including Jupiter Shop Channel, TVSN (China), TM Mexico, TM Australia, GL Expedia (France), as of and for the three months ended March 31, 2004 is summarized below (in thousands):

As of and for the three months ended March 31, 2004
Current assets	$127,538
Non-current assets	56,233
Current liabilities	77,074
Non-current liabilities	37,269
Net sales	122,932
Gross profit	60,126
Net profit	1,987

NOTE 9—EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted GAAP earnings per share.

	Three months ended March 31,
	2004	2003
	(In thousands, except per share data)
Earnings (loss) from continuing operations:
Numerator:
Earnings (loss) from continuing operations	$43,790	$(102,159)
Preferred stock dividends	(3,264)	(3,264)

Net earnings (loss) from continuing operations available to common shareholders	40,526	(105,423)
Effect of dilutive securities	—	(2,001)

Net earnings (loss) from continuing operations available to common shareholders after assumed conversions	$40,526	$(107,424)

Denominator:
Basic shares outstanding	697,499	487,244
Other dilutive securities including stock options, warrants and restricted stock and share units	54,668	—

Denominator for basic and diluted earnings per share—weighted average shares(a)	752,167	487,244

Earnings (loss) available to common shareholders:
Numerator:
Earnings (loss) before preferred dividend	$41,527	$(106,796)
Preferred stock dividends	(3,264)	(3,264)

Net earnings (loss) available to common shareholders	38,263	(110,060)
Effect of dilutive securities	—	(2,001)

Net earnings (loss) available to common shareholders after assumed conversions	$38,263	$(112,061)

Denominator
Basic shares outstanding	697,499	487,244
Other dilutive securities including stock options, warrants and restricted stock and share units	54,668	—

Denominator for basic and diluted earnings per share—weighted average shares(a)	752,167	487,244

Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.06	$(0.22)
Discontinued operations, net of taxes	(0.01)	(0.01)

Basic earnings (loss) per share from net income (loss)	0.05	(0.23)

Diluted earnings (loss) per share from continuing operations	0.05	$(0.22)
Discontinued operations, net of taxes	0.00	(0.01)

Diluted earnings (loss) per share from net income (loss)	$0.05	$(0.23)

(a)
Because the Company had a loss from continuing operations available to common shareholders in the first quarter of 2003, all potentially dilutive securities are not included in the denominator for computing dilutive earnings per share, since their impact on earnings per share from continuing operations would be anti-dilutive. In accordance with SFAS 128, the same shares are used to compute all earnings per share amounts. Securities that could potentially dilute basic EPS in the future that were not included in the fully diluted computation for the three months ended March 31, 2003 amounted to 22.5 million shares.

NOTE 10—NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        In December 2002, the Company issued $750 million of 7% Senior Notes (the "2002 Senior Notes"). The notes, by their terms, are fully and unconditionally guaranteed by USANi LLC (the "Guarantor"). USANi LLC is wholly owned by the Company.

        The following tables present condensed consolidating financial information for the three months ended March 31, 2004 and 2003 for: (1) the Company on a stand-alone basis, (2) the Guarantor, USANi LLC, on a stand-alone basis, (3) the combined non-guarantor subsidiaries of the Company (including the subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries")) and (4) the Company on a consolidated basis.

        As of and for the three months ended March 31, 2004:

	IAC	USANi LLC	Non- Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance Sheet as of March 31, 2004:
Current Assets	$36,355	$3,208,081	$1,688,600	$—	$4,933,036
Property and equipment, net	—	16,397	442,617	—	459,014
Goodwill and other intangible assets, net	—	—	13,735,515	—	13,735,515
Investment in subsidiaries	17,911,943	2,456,817	62,309	(20,431,069)	—
Other assets	(32,081)	2,761,783	385,730	—	3,115,432
Net non-current assets of discontinued operations	—	—	339	—	339

Total assets	$17,916,217	$8,443,078	$16,315,110	$(20,431,069)	$22,243,336

Current liabilities	$11,064	$42,478	$2,232,984	$7,079	$2,293,605
Net current liabilities of discontinued operations	—	—	13,362	—	13,362
Long-term debt, less current portion	—	1,122,956	11,366	—	1,134,322
Other liabilities and minority interest	1,612,752	6,289	1,169,992	31	2,789,064
Intercompany liabilities	279,418	1,830,609	(2,110,027)	—	—
Common stock exchangeable for preferred interest	1,428,530	—	—	—	1,428,530
Interdivisional equity	—	—	15,344,648	(15,344,648)	—
Shareholders' equity	14,584,453	5,440,746	(347,215)	(5,093,531)	14,584,453
Net non-current liabilities of discontinued operations	—	—	—	—	—

Total liabilities and shareholders' equity	$17,916,217	$8,443,078	$16,315,110	$(20,431,069)	$22,243,336

Statement of operations for the three months ended March 31, 2004:
Revenue	$—	$—	$1,470,737	$—	$1,470,737
Operating expenses	—	(89,258)	(1,338,900)	—	(1,428,158)
Interest income (expense), net	28,249	(17,452)	13,857	—	24,654
Other income (expense)	28,096	26,380	3,651	(50,951)	7,176
Provision for income taxes	(12,555)	40,631	(57,299)	—	(29,223)
Minority interest	—	—	(1,387)	(9)	(1,396)

Earnings (loss) from continuing operations	43,790	(39,699)	90,659	(50,960)	43,790
Discontinued operations, net of tax	(2,263)	—	(2,263)	2,263	(2,263)

Net income (loss)	41,527	(39,699)	88,396	(48,697)	41,527
Preferred dividend	(3,264)	—	—	—	(3,264)

Net earnings (loss) available to common shareholders	$38,263	$(39,699)	$88,396	$(48,697)	$38,263

Cash flow for the three months ended March 31, 2004:
Cash flow provided by (used in) operations	$29,855	$(56,471)	$620,667	$—	$594,051
Cash flow (used in) provided by investing activities	(4,327)	(688,209)	651,756	—	(40,780)
Cash flow (used in) provided by financing activities	(25,528)	1,096,360	(1,024,204)	—	46,628
Net cash used by discontinued operations	—	—	(5,292)	—	(5,292)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,500)	—	(2,500)
Cash at beginning of period	—	523,634	375,428	—	899,062

Cash at end of period	$—	$875,314	$615,855	$—	$1,491,169

        As of and for the three months ended March 31, 2003:

	IAC	USANi LLC	Non- Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the three months ended March 31, 2003:
Revenue	$—	$—	$1,386,734	$—	$1,386,734
Operating expenses	(2,837)	(15,491)	(1,269,409)	—	(1,287,737)
Interest income (expense), net	(3,729)	8,840	10,441	—	15,552
Other (expense) income, net	(95,593)	(188,605)	(15,147)	54,190	(245,155)
Income tax benefit	—	—	54,174	—	54,174
Minority interest	—	—	(7,247)	(18,480)	(25,727)

Earnings (loss) from continuing operations	(102,159)	(195,256)	159,546	35,710	(102,159)
Discontinued operations, net of tax	(4,637)	—	(4,637)	4,637	(4,637)

Net income (loss)	(106,796)	(195,256)	154,909	40,347	(106,796)
Preferred dividend	(3,264)	—	—	—	(3,264)

Net (loss) earnings available to common shareholders	$(110,060)	$(195,256)	$154,909	$40,347	$(110,060)

Cash flows for the three months ended March 31, 2003:
Cash flows (used in) provided by operations	$(6,144)	$5,535	$476,264	$—	$475,655
Cash flows provided by (used in) in investing activities	3,139	(1,115,917)	(103,070)	—	(1,215,848)
Cash flows provided by (used in) financing activities	75,466	(45,856)	(133,859)	—	(104,249)
Cash flows used by discontinued operations	(72,461)	—	(6,549)	—	(79,010)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,811	—	1,811
Cash at the beginning of the period	—	1,485,754	512,360	—	1,998,114

Cash at the end of the period	$—	$329,516	$746,957	$—	$1,076,473

NOTE 11—Derivative instruments

        On April 7, 2003 and July 23, 2003, the Company entered into interest rate swap agreements with notional amounts of $250 million and $150 million, respectively, related to a portion of the 2002 Senior Notes. The interest rate swaps allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on LIBOR, which effectively changes the Company's interest rate exposure on a portion of the debt. On January 7, 2004, to further manage its exposure to interest rate risk, the Company entered into an additional interest rate swap agreement with a notional amount of $100 million related to a portion of our fixed rate 2002 Senior Notes. In addition, on February 27, 2004, the Company sold its $250 million variable rate swap for a gain of $1.9 million and entered into a new $250 million variable rate swap in order to lower its interest rate spread by 25 basis points. This gain will be recognized as interest expense over the remaining life of the debt. As of March 31, 2004, of the $750 million total notional amount of the Notes, the interest rate is fixed on $250 million with the balance of $500 million remaining at a floating rate of interest based on the spread over 6- month LIBOR. The fair value of the interest rate swaps at March 31, 2004 was an unrealized gain of $12.6 million. The fair value of the contracts has been recorded on the accompanying balance sheet as of March 31, 2004 in other non-current assets with a corresponding offset to the carrying value of the related debt. The gain or loss on the derivative in the period of change and the loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations and are offsetting.

        On April 29, 2003, one of the Company's foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. This derivative contract has been designated as a cash flow hedge for accounting purposes and, as such, transaction gains and losses related to the contract and liability are recognized each period in our statement of operations and are offsetting. In addition, the effective portion of the derivative's gain/loss is recorded in other comprehensive income until the liability is extinguished. The fair value of this foreign exchange forward contract at March 31, 2004 was an unrealized loss of $4.9 million.

        On November 26, 2003, one of the Company's foreign subsidiaries entered into a ten-year cross currency swap with a notional amount of Euro 39 million which is to mature on October 30, 2013 and is used to hedge against the change in value if an asset denominated in a currency other than the subsidiary's functional currency. This swap enables the Company to pay Euro at a rate of the three-month EURIBOR plus 0.50% on Euro 39 million. In exchange the Company receives 4.9% interest on $46.4 million. At the date of maturity, the agreement calls for the exchange of notional amounts. This derivative contract has been designated as a cash flow hedge for accounting purposes, and, as such, transaction gains and losses related to the contract and asset are recognized each period in our statement of operations and are offsetting. In addition, the effective portion of the derivative's gain/loss is recorded in other comprehensive income until the liability is extinguished. The fair value of this cross currency swap at March 31, 2004 was an unrealized loss of $0.5 million.

        In addition from time to time, IAC Travel purchases 30-day foreign currency forwards periodically to mitigate the effects of the changes in exchange rates between the time in which payables to hotel vendors in foreign countries are recorded and when they are settled. The contracts are designated as hedges for accounting purposes and as such, the changes in fair value are included as a component of cost of sales in the accompanying statement of operations. During the three months ended March 31, 2003, the Company recognized gains of $0.2 million from forward contracts. As of and during the first quarter 2004, there were no foreign currency forwards outstanding or purchased.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operation

GENERAL

Management Overview

        IAC is a leading, multi-brand interactive commerce company committed to harnessing the power of interactivity to make people's lives easier, everywhere and everyday. IAC operates a diversified portfolio of specialized and global brands in the travel, home shopping, ticketing, personals, local and media services, financial and real estate services, and teleservices industries. IAC enables billions of dollars of consumer-direct transactions for products and services via the Internet, television and telephone.

        IAC consists of the following segments:

  •
  IAC Travel ("IACT"), which includes Expedia, Hotels.com, Hotwire and Interval International;

  •
  Electronic Retailing, which includes HSN U.S. and HSN International;

  •
  Ticketing, which includes Ticketmaster;

  •
  Personals, which includes Match.com and uDate;

  •
  IAC Local and Media Services, which includes Citysearch, Evite and Entertainment Publications;

  •
  Financial Services and Real Estate, which includes LendingTree;

  •
  Teleservices, which includes Precision Response Corporation; and

  •
  Interactive Development Group, which includes ZeroDegrees and HSN Emerging Markets.

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

Results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003

        Set forth below are the contributions made by our various reporting segments to consolidated revenues, operating income and Operating Income Before Amortization (as defined in Note 5) for the first quarters of 2004 and 2003 (dollars in millions, rounding differences may occur).

	Three months ended March 31,
	2004	Percentage of total Revenue	2003	Percentage of total Revenue(a)
	(Dollars in millions)
Revenue:
IACT (on a comparable net basis)(a)	$494.0	33%	$351.1	29%
Electronic Retailing:
HSN U.S.	467.8	32%	415.0	35%
HSN International	120.2	8%	115.2	10%

Total Electronic Retailing	588.0	40%	530.2	45%
Ticketing	202.3	14%	195.1	16%
Personals	48.8	3%	40.9	3%
IAC Local and Media Services	32.1	2%	8.4	1%
Financial Services and Real Estate	39.7	3%	N/A	N/A
Teleservices	71.8	5%	70.8	6%
Intersegment elimination	(6.0)	0%	(3.7)	0%

Total	$1,470.7	100%	$1,192.7	100%

As reported:
IACT(a)	$494.0	33%	$545.1	39%

Total	$1,470.7	100%	$1,386.7	100%

	Three months ended March 31,
	2004	Percentage of total Operating Income (Loss)	2003	Percentage of total Operating Income (Loss)
	(Dollars in millions)
Operating Income (Loss):
IACT	$84.7	199%	$69.9	71%
Electronic Retailing:
HSN U.S.(b)	28.4	67%	18.5	19%
HSN International	4.4	10%	14.6	15%

Total Electronic Retailing	32.8	77%	33.1	34%
Ticketing	40.7	95%	34.3	35%
Personals	2.8	7%	0.6	0%
IAC Local and Media Services	(27.8)	(65)%	(19.4)	(19)%
Financial Services and Real Estate	(3.6)	(8)%	N/A	N/A
Teleservices	3.2	7%	1.9	2%
Interactive Development Group	(1.0)	(2)%	(2.1)	(2)%
Corporate and other	(89.2)	(210)%	(19.4)	(19)%

Total	$42.6	100%	$99.0	100%

	Three Months Ended March 31,
	2004	Percentage of Total Operating Income (Loss) Before Amortization	2003	Percentage of Total Operating Income (Loss) Before Amortization
	(Dollars in millions)
Operating Income (Loss) Before Amortization:
IACT	$127.6	65%	$103.7	60%
Electronic Retailing:
HSN U.S.(b)	41.6	21%	30.6	18%
HSN International	4.7	2%	15.0	8%

Total Electronic Retailing	46.3	23%	45.6	26%
Ticketing	46.8	24%	41.4	24%
Personals	6.3	3%	2.7	1%
IAC Local and Media Services	(13.6)	(7)%	(6.8)	(4)%
Financial Services and Real Estate	3.1	2%	N/A	N/A
Teleservices	3.2	2%	1.9	1%
Interactive Development Group	(1.0)	(1)%	(1.1)	0%
Corporate and other	(21.1)	(11)%	(13.5)	(8)%

Total	$197.6	100%	$173.9	100%

(a)
As part of the integration of IACT's businesses, Hotels.com conformed its merchant hotel business practices with those of the other IACT businesses. As a result, beginning January 1, 2004, IAC commenced prospectively reporting revenue for Hotels.com on a net basis, consistent with Expedia's historical practice. Accordingly, we are including prior year results as though they had also been reported on a net basis for purpose of better comparability. There will be no impact to operating income or Operating Income Before Amortization from the change in reporting.

(b)
As noted in previous filings, the majority of the USA Broadcasting stations sold to Univision are located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN incurred incremental costs to obtain carriage lost in the disengagement markets and conduct marketing activities to inform viewers of new channel positioning for the HSN service. Higher incremental costs were incurred in 2002, so disengagement costs were presented separately from HSN results when comparing 2003 results to 2002. Comparable costs are expected to be incurred in 2004 in relation to 2003, and HSN's results are presented including disengagement costs in each period.

IAC Consolidated Results

        Top-line revenue grew $84.0 million, or 6%, in 2004 as compared to 2003. As previously noted, IAC began to report revenues of Hotels.com on a net basis in the first quarter of 2004. On a comparable net basis, top-line revenue grew $278.0 million, or 23%, due primarily to increases of $142.9 million, or 41%, from IACT and $52.8 million, or 13%, from HSN U.S. IACT revenue growth was driven by strong results from worldwide merchant hotel revenue and packages revenue. HSN U.S. revenue growth was driven primarily by an increase in the average price point of goods sold.

        Operating income declined $56.4 million in 2004 as compared to 2003. This decline resulted in part because the Company recognized $45.0 million of non-cash compensation in 2004 in connection with IAC's mergers with its formerly publicly traded subsidiaries, which were completed in 2003. In addition, selling and marketing expense increased $120.1 million, or 63%, in 2004 as compared to 2003, as the Company continued to invest in building its domestic and international brands and driving traffic to its sites. As a percentage of comparable net revenue, selling and marketing expense increased to 21% in 2004 from 16% in 2003, which reflects in part the impact of acquisitions, as Entertainment Publications, LendingTree and Hotwire generally have high selling and marketing expenses as a percentage of revenue.

        Operating Income Before Amortization increased $23.7 million, or 14%, in 2004 as compared to 2003. As a percentage of comparable net revenue, Operating Income Before Amortization declined to 13% in 2004 from 15% in 2003. The decline is due to the acquisitions of Entertainment Publications, LendingTree and Hotwire, as these businesses generate lower margins, and in the case of Entertainment Publications, lose money in the first quarter due to the highly seasonal nature of its business. Excluding the results of these companies, the margin was 15% in each period.

        Interest income in 2004 was $45.4 million compared with $39.8 million in 2003. The increase is due primarily to higher average balances of cash and marketable securities in 2004 as compared to 2003 and slightly higher interest income earned on the VUE preferred securities. Interest expense in 2004 was $20.8 million compared with $24.3 million in 2003. The decrease in interest expense is due primarily to a decrease in interest on the Company's $500 million 6 3/4% Senior Notes issued in 1998 that resulted from the repurchases made during 2003 and the favorable impact of interest rate swap arrangements entered into in late 2003 and 2004. In 2003, the Company realized losses on the repurchase of bonds of ($1.4) million.

        The Company realized a pre-tax loss in 2004 of ($0.4) million of equity losses from its investment in Vivendi Universal Entertainment LLLP ("VUE"), a joint venture between the Company and Vivendi Universal, S.A. ("Vivendi") formed on May 7, 2002, compared with equity losses of ($243.3) million in 2003. During the first quarter of 2003, IAC received the audited financial statements of VUE for the year ended December 31, 2002, which disclosed that VUE recorded an impairment charge for goodwill and intangible assets and other long-lived assets of $4.5 billion in the period May 7, 2002 to December 31, 2002 based upon VUE management's review of the estimated fair value of VUE as of December 31, 2002. Because of delays in VUE's financial reporting, IAC records its 5.44% proportionate share of the results of VUE on a one-quarter lag.

        The tax rate for continuing operations was 39% in 2004 compared to 41% in 2003. The 2004 tax rate is higher than the federal statutory tax rate of 35% due principally to state and local income taxes and the amortization of intangibles that are non-deductible for tax purposes.

        Minority interest represents minority ownership in HSE-Germany and EUVÍA in 2004 and 2003, as well as the public's minority ownership of Ticketmaster, Hotels.com and Expedia until the date of their respective buy-ins in 2003.

        In the second quarter of 2003, USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. Accordingly, the results of operations and statement of position of these businesses are presented as discontinued operations for all periods presented. The net loss related to these discontinued businesses in 2004 and 2003 was $2.3 million and $4.6 million, respectively, net of tax.

        In addition to the discussion of consolidated results, the following is a discussion of the results of each segment.

IAC Travel

	Three months ended March 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Revenues (on a comparable net basis)(a)	$494.0	$351.1	41%
Revenues (as reported)(a)	494.0	545.1	(9)%
Operating income	84.7	69.9	21%
As a percentage of revenue (on a comparable net basis)	17.1%	19.9%
Operating Income Before Amortization	127.6	103.7	23%
As a percentage of revenue (on a comparable net basis)	25.8%	29.5%
Reconciliation of Operating income to Operating Income Before Amortization:
Operating income	$84.7	$69.9
Amortization of non-cash distribution and marketing expense	5.1	7.7
Amortization of non-cash compensation expense	—	4.4
Amortization of intangibles	37.8	19.7
Merger costs	—	2.0

Operating Income Before Amortization	$127.6	$103.7

(a)
As part of the integration of IACT's businesses, Hotels.com conformed its merchant hotel business practices with those of the other IACT businesses. As a result, beginning January 1, 2004, IAC commenced prospectively reporting revenue for Hotels.com on a net basis, consistent with Expedia's historical practice. Accordingly, we are including prior year results as though they had also been reported on a net basis for purpose of better comparability. There will be no impact to operating income or Operating Income Before Amortization from the change in reporting.

        The following discussion is based upon comparable net revenue amounts:

        Revenue growth was primarily driven by increased worldwide merchant hotel revenue as well as increased packages revenue in 2004 as compared to 2003.

        Worldwide merchant hotel room nights stayed, including rooms delivered as a component of packages, increased 36% in 2004 as compared to 2003, reflecting strong demand, growth from our international websites and expanded supply in international markets. Revenue per room night increased slightly in 2004 as compared to 2003 due to industry-wide increases in average daily room rates. Merchant hotel revenue increased despite the termination of the Travelocity affiliate relationship in September 2003. Travelocity was the largest affiliate of Hotels.com, representing 3% of IACT revenues on a comparable net basis (8% as reported) in the first quarter of 2003. Looking forward, we expect the merchant hotel business to continue to be a growth driver for IACT both domestically and internationally, although we expect continued competition from third party distributors, continued promotion by hotel chains of their direct sites and a more challenging supply environment resulting from recent increases in hotel occupancy rates. These factors may negatively impact gross bookings.

        Revenue from travel packages, which allow customers to customize their travel by combining air, hotel, car and other product offerings, was $104 million in 2004, up 73% from 2003, due to improved package offerings, consumer acceptance of this product and Hotels.com's new offering of packages.

        Revenue from international sources increased 79% in 2004 as compared to 2003, or 61% on a local currency basis.

        Operating income and Operating Income Before Amortization grew 21% and 23%, respectively, in 2004 as compared to 2003 due to increased revenues as discussed above, partially offset by increased marketing spend, including additional marketing spend as well as other investments in growth initiatives such as Expedia international business, Expedia Corporate Travel ("ECT") and Classic Custom Vacations ("CCV"). IACT Operating Income Before Amortization as a percentage of revenue, not including Expedia International, ECT and CCV, would have been 29.8% in the first quarter of 2004 compared with 25.8% as reported.

        IACT increased selling and marketing expense by 81% in 2004 as compared to 2003 in order to build its domestic and international brands and drive traffic to its sites. The increase in selling and marketing expenses was driven by higher costs of traffic acquisitions online, higher CPMs offline, and greater emphasis on our international businesses, which have a higher selling and marketing cost relative to revenue due to earlier stages of development. International selling and marketing expense increased 112% in 2004 as compared to 2003.

        Acquisitions in the latter part of 2003 contributed $35.6 million in revenue in 2004 consisting primarily of merchant air revenue and merchant hotel revenue, although operating income and Operating Income Before Amortization from these acquisitions were minimal.

        Gross bookings growth is typically the largest in the third quarter as consumers begin to shop for and book holiday travel. Because revenue in our merchant business is recognized when the travel takes place rather than when it is booked, our revenue growth typically lags our bookings growth by a month or two.

        The Company believes that the results in the quarter ended March 31, 2003 were negatively impacted by uncertainties leading up to the Iraq war and its commencement on March 19, 2003, thereby favorably impacting the foregoing comparisons.

        IACT does not pay occupancy tax on hotel customer payments that it retains for the intermediary services it provides in connection with its merchant hotel business. As explained in prior public filings, this practice has been questioned by several tax jurisdictions, however IAC, after thoroughly analyzing this issue in jurisdictions that represent a significant portion of IACT's merchant hotel revenue, does not believe it is required to make such payments. As discussions and developments continue on this issue in various tax jurisdictions, IAC continues to believe the issue will not have a material adverse impact on its past or future financial results.

Electronic Retailing

HSN U.S.

	Three months ended March 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Revenues	$467.8	$415.0	13%
Operating income	28.4	18.5	53%
As a percentage of revenue	6.1%	4.5%
Operating Income Before Amortization	41.6	30.6	36%
As a percentage of revenue	8.9%	7.4%
Reconciliation of Operating income to Operating Income Before Amortization:
Operating income	$28.4	$18.5
Amortization of intangibles	13.2	12.2

Operating Income Before Amortization	$41.6	$30.6

        Revenue grew as a result of a 16% increase in average price point, partially offset by a 2% decrease in units. Overall, the planned shift in product mix from Jewelry and Apparel/ Accessories in 2003 to Health & Beauty and Home-Hardlines in 2004 increased the average price point, as Home-Hardlines, which are comprised of items such as computers and electronics, generally carry higher sales prices and reduced return rates, as compared to Jewelry and Apparel/ Accessories. HSN also improved its household television distribution, increasing full time equivalent homes by 4%, to 72.8 million.

        Gross profit margins declined slightly to 36.4% in 2004 compared to 36.5% in 2003 due to the changes in product mix into products that carry lower margins but also lower return rates. Operating income and Operating Income Before Amortization reflect the growth in revenue, as well as operating efficiencies. In addition, depreciation expense in 2004 declined $1.5 million compared to 2003 as a result of assets, primarily computers, becoming fully depreciated during that time.

        As noted in previous filings, the majority of the USA Broadcasting stations sold to Univision are located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN incurred incremental costs to obtain carriage lost in the disengagement markets and conduct marketing activities to inform viewers of new channel positioning for the HSN service. Higher incremental costs were incurred in 2002, so disengagement costs were presented separately from HSN results when comparing 2003 results to 2002. Comparable costs are expected to be incurred in 2004 in relation to 2003, and HSN's results are presented including disengagement costs in each period. Disengagement expenses in 2004 and 2003 were $4.8 million and $4.5 million, respectively.

        In April 2004, HSN acquired a new distribution facility in Tennessee, which will replace its current facility in Salem, Virginia. The new facility is needed for additional capacity and is expected to result in greater efficiencies over time. HSN will incur approximately $5.0 million in incremental costs over the course of 2004 during this transition period.

HSN International

	Three months ended March 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Revenues	$120.2	$115.2	4%
Operating income	4.4	14.6	(70)%
As a percentage of revenue	3.7%	12.7%
Operating Income Before Amortization	4.7	15.0	(68)%
As a percentage of revenue	4.0%	13.0%
Reconciliation of Operating income to Operating Income Before Amortization:
Operating income	$4.4	$14.6
Amortization of intangibles	0.3	0.4

Operating Income Before Amortization	$4.7	$15.0

        HSE-Germany results were impacted by a significant decrease in the Wellness product line as compared to 2003. EUVÍA results decreased primarily due to a non-recurring override payment recorded in 2003 that was earned upon achievement of a contractual milestone for call volume over the contract term.

Ticketing

	Three months ended March 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Revenues	$202.3	$195.1	4%
Operating income	40.7	34.3	19%
As a percentage of revenue	20.1%	17.6%
Operating Income Before Amortization	46.8	41.4	13%
As a percentage of revenue	23.2%	21.2%
Reconciliation of Operating income to Operating Income Before Amortization:
Operating income	$40.7	$34.3
Amortization of non-cash distribution and marketing expense	0.2	0.2
Amortization of intangibles	5.9	6.8
Merger costs	—	0.1

Operating Income Before Amortization	$46.8	$41.4

        Revenue growth was driven by a 7% increase in the average revenue per ticket, partially offset by 1% decrease in the number of tickets sold. The increase in average revenue per ticket resulted from favorable exchange rates from foreign markets as well as higher convenience and processing fees. International revenue increased by 29% in 2004 as compared to 2003 (13% on a local currency basis), while domestic revenue decreased by 2% due to slightly lower ticket sales in 2004, as 2003 benefited from an unusually high number of onsales in anticipation of the impending Iraq war. International ticket sales increased slightly, due mainly to sales in the U.K., as 2004 benefited from a large number of concerts and festival related shows. Operating income and Operating Income Before Amortization primarily reflect operating efficiencies and the positive revenue variance.

Personals

	Three months ended March 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Revenues	$48.8	$40.9	19%
Operating income	2.8	0.6	369%
As a percentage of revenue	5.8%	1.5%
Operating Income Before Amortization	6.3	2.7	135%
As a percentage of revenue	13.0%	6.6%
Reconciliation of Operating income to Operating Income Before Amortization:
Operating income	$2.8	$0.6
Amortization of non-cash distribution and marketing expense	0.7	1.0
Amortization of intangibles	2.8	1.1

Operating Income Before Amortization	$6.3	$2.7

        Revenue growth was primarily driven by an increase in paid subscribers partially offset by decrease in the average monthly pricing due to the introduction of lower monthly pricing for long-term subscriptions and an increase in long-term subscriptions as a percentage of total subscriptions. As of

March 31, 2004, there were 1 million paid subscribers, up 32% as compared to March 31, 2003. Overall, operating income and Operating Income Before Amortization benefited in 2004 by lower selling and marketing expenses, primarily due to lower domestic marketing costs. This benefit was partially offset by the unprofitable results of the international operations due primarily to increased investments in building out those operations. The international business continues to grow, and represented 25% of total subscribers in 2004 as compared to 15% in 2003.

        Acquisitions in 2003 contributed $4.2 million in revenue in 2004 and 9% of the subscriber growth, although the operations acquired were unprofitable in 2004.

IAC Local and Media Services

	Three months ended March 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Revenues	$32.1	$8.4	282%
Operating loss	(27.8)	(19.4)	(43)%
As a percentage of revenue	(86.8)%	(231.0)%
Operating Income Before Amortization	(13.6)	(6.8)	(100)%
As a percentage of revenue	(42.4)%	(81.0)%
Reconciliation of Operating loss to Operating Income Before Amortization:
Operating loss	$(27.8)	$(19.4)
Amortization of non-cash distribution and marketing expense	0.4	0.5
Amortization of intangibles	13.8	12.1

Operating Income Before Amortization	$(13.6)	$(6.8)

        IAC Local and Media Services consists primarily of Entertainment Publications and Citysearch, including Evite. Revenues for 2004 increased due to the acquisition of Entertainment Publications on March 25, 2003, which contributed increased revenue of $25.1 million in 2004 as compared to 2003. Citysearch revenue declined in 2004 as compared to 2003 due to the shift of the business model from building web sites for local businesses for an annual fee and selling fixed placement advertising, to the introduction of a new pay-for-performance business model in June 2003. Pay-for-Performance revenues were $2.9 million in the first quarter of 2004, an increase of 37% compared to the fourth quarter of 2003. Due to cost cutting initiatives implemented in 2003 and continued in 2004, Citysearch was able to decrease its operating loss and Operating Income Before Amortization losses as compared to the prior year. Entertainment Publications had operating losses of ($10.7) million and Operating Income Before Amortization of ($8.6) million in 2004 due to the seasonal nature of its business, as the majority of its revenues are generated in the fourth quarter.

Financial Services and Real Estate

Three Months Ended March 31, 2004
(Dollars in millions)
Revenues	$39.7
Operating loss	(3.6)
As a percentage of revenue	(9.0)%
Operating Income Before Amortization	3.1
As a percentage of revenue	7.8%
Reconciliation of Operating loss to Operating Income Before Amortization:
Operating loss	$(3.6)
Amortization of non-cash compensation expense	0.9
Amortization of intangibles	5.8

Operating Income Before Amortization	$3.1

        Financial Services and Real Estate consist of the results of LendingTree, which was acquired August 8, 2003. Although LendingTree's first quarter 2003 results were not consolidated by IAC, as a point of comparison, 2004 revenue increased 2% due primarily to increased purchase mortgage activity as well as real estate and home equity products.

Teleservices

	Three months ended March 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Revenues	$71.8	$70.8	2%
Operating income	3.2	1.9	67%
As a percentage of revenue	4.4%	2.7%
Operating Income Before Amortization	3.2	1.9	67%
As a percentage of revenue	4.4%	2.7%
Reconciliation of Operating income to Operating Income Before Amortization:
Operating income	$3.2	$1.9

Operating Income Before Amortization	$3.2	$1.9

        Revenue remained comparable to the prior year despite tough economic conditions affecting the industry, including significant pricing pressure and competition for reduced call volumes.

        Operating income and Operating Income Before Amortization increased by $1.3 million due to decreases in call center capacity, fixed costs and depreciation expense in 2004. These costs decreased as management continued to focus on improving operating efficiencies and key strategic initiatives throughout the organization. PRC anticipates it will continue to realize the benefits of turnaround measures in 2004 although PRC expects the second quarter and beyond to be adversely impacted by the anticipated price and volume reductions in certain client programs. Revenue in 2004 and 2003 includes $5.3 million and $3.4 million, respectively, for services provided to other IAC businesses.

        In the second quarter of 2003, the Company ceased operations of Avaltus, Inc., a subsidiary of PRC. Accordingly, the results of operations and statement of position of Avaltus are presented as discontinued operations for all periods presented.

Corporate and Other

        Corporate operating losses in 2004 were $89.3 million compared with $19.3 million in 2003. The significant increase is primarily related to non-cash compensation of $68.1 million, including $45.0 million recognized with respect to the unvested stock options, warrants and restricted stock units assumed in the buy-ins of Ticketmaster, Hotels.com and Expedia, as well as expense related to restricted stock units.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $594.1 million in 2004 compared to $475.7 million in 2003. Expedia's and Hotels.com's working capital cash flows from their merchant hotel business models contributed significantly to the increase in cash provided by operating activities. In the merchant business, Expedia and Hotels.com receive cash from customers on hotel and air bookings before the stay or flight has occurred. These amounts are classified on our balance sheet as deferred merchant bookings. The payment to the suppliers related to these bookings is not made until approximately one week after booking for air travel and, for all other merchant bookings, after the customer's use and subsequent billing from the supplier. Therefore, especially for the hotel business, which is the majority of our merchant bookings, there is a significant period of time from the receipt of the cash from the customers to the payment to the suppliers. In 2004 deferred merchant bookings and deferred revenue at IACT increased $333.0 million from December 31, 2003. There is a seasonal element to cash flow related to merchant bookings, as the first and second quarters have traditionally been quarters where hotel bookings significantly exceed stays, resulting in much higher cash flow related to working capital. In the other quarters, the difference between bookings and stays tends to be more even.

        As of March 31, 2004, the Company has $1.5 billion of cash and $2.4 billion of marketable securities on hand, including $196.5 million in funds representing amounts equal to the face value of tickets sold by Ticketmaster on behalf of its clients. Ticketmaster net funds collected on behalf of clients increased $82.0 million in 2004.

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

IAC'S PRINCIPLES OF FINANCIAL REPORTING

        IAC reports Operating Income Before Amortization as a supplemental measure to GAAP. This measure, among other things, is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures, which we discuss below. It may seem that we have more adjusting items in our reconciliations than other companies. This is mainly because, in our short history, our businesses have changed significantly and we have been very acquisitive in nature.

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

One-Time Items

        Operating Income Before Amortization is presented before non-recurring items. We only exclude as non-recurring items those that are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. Actual results include one-time items. Merger costs incurred by Expedia, Hotels.com and Ticketmaster in 2003 for investment banking, legal, and accounting fees were related directly to the mergers and were the only costs treated as one-time items for calculating Operating Income Before Amortization. These costs were incurred solely in relation to the mergers, but may not be capitalized since Expedia, Hotels.com and Ticketmaster were considered targets in the transaction for accounting purposes. These costs do not directly benefit operations in any manner, would not normally be recorded by IAC if not for the fact it already consolidated these entities, and are all related to the same transaction, as IAC simultaneously announced its intention to commence its exchange offer for the companies in 2002. The majority of costs are for advisory services provided by investment bankers, and the amounts incurred in 2003 were pursuant to the same fee letters entered into by each company in 2002. Given these factors, we believe it is appropriate to consider these costs as one-time.

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

        Amortization of non-cash distribution and marketing expense consists mainly of non-cash advertising secured from Universal Television as part of the Vivendi transaction and Hotels.com performance warrants issued to obtain distribution. The non-cash advertising from Universal is primarily for the benefit of Expedia, which runs television advertising primarily on the USA and Sci Fi cable channels without any cash cost. Ticketmaster and Match.com also recognize non-cash distribution and marketing expense related to barter arrangements for distribution secured from third parties, whereby advertising is provided by Ticketmaster and Match.com to a third party in return for distribution over the third party's network. The advertising provided has been secured by IAC, which in turn has secured the non-cash advertising pursuant to an agreement with Universal as part of the Vivendi transaction. Sufficient advertising has been secured to satisfy existing obligations. We do not expect to replace this non-cash marketing with an equivalent cash expense after it runs out in 2007, nor would IAC incur such amounts absent the advertising received in the Vivendi transaction. The Hotels.com warrants were principally issued as part of its initial public offering, and we do not anticipate replicating these arrangements. With the termination of the Travelocity affiliate agreement in September 2003, all outstanding Travelocity warrants were cancelled.

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

Reconciliation of Operating Income Before Amortization

        The following table is a reconciliation of Operating Income Before Amortization to operating income and net earnings (loss) available to common shareholders for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
	(In Thousands)
Operating Income Before Amortization	$197,603	$173,949
Amortization of non-cash distribution and marketing expense	(6,339)	(10,489)
Amortization of non-cash compensation expense	(68,968)	(10,211)
Amortization of intangibles	(79,717)	(52,156)
Merger costs(a)	—	(2,096)

Operating income	42,579	98,997
Interest income	45,409	39,830
Interest expense	(20,755)	(24,278)
Equity in losses of VUE	(352)	(243,276)
Equity in income (losses) in unconsolidated subsidiaries and other expenses	7,528	(1,879)
Income tax benefit (expense)	(29,223)	54,174
Minority interest	(1,396)	(25,727)
Discontinued operations, net of tax	(2,263)	(4,637)
Preferred dividend	(3,264)	(3,264)

Net earnings (loss) available to common shareholders	$38,263	$(110,060)

(a)
The Company incurred costs in 2003 at Expedia, Hotels.com and Ticketmaster for investment banking, legal and accounting fees related directly to the mergers which are considered as one-time. These costs were incurred solely in relation to the mergers, but may not be capitalized since Expedia, Hotels.com and Ticketmaster were considered the targets in the transaction for accounting purposes. These costs do not directly benefit operations in any manner, would not normally be recorded by IAC if not for the fact it already consolidated these entities, and are all related to the same transaction, as IAC simultaneously announced its intention to commence its exchange offer for the companies in 2002. The majority of costs are for advisory services provided by investments bankers, and the amounts incurred in 2003 were pursuant to the same fee letters entered into by each company in 2002. Given these factors, IAC believes it is appropriate to consider these costs as one-time.

        The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net earnings (losses) available to common shareholders in total (in millions; rounding differences may occur):

	For the three months ended March 31, 2004:
	Operating Income Before Amortization	Amortization of non-cash items	Merger costs	Operating income (loss)
IAC Travel	$127.6	$(42.9)	$—	$84.7
HSN-US	41.6	(13.2)	—	28.4
HSN-International	4.7	(0.3)	—	4.4
Ticketing	46.8	(6.2)	—	40.7
Personals	6.3	(3.5)	—	2.8
IAC Local and Media Services	(13.6)	(14.2)	—	(27.8)
Financial Services and Real Estate	3.1	(6.6)	—	(3.6)
Teleservices	3.2	—	—	3.2
Interactive Development Group	(1.0)	—	—	(1.0)
Corporate expense and other adjustments	(21.7)	(68.1)	—	(89.7)
Intersegment Elimination	0.4	—	—	0.4

TOTAL	$197.6	$(155.0)	$—	$42.6

Other income, net				31.8
Earnings from continuing operations before income taxes and minority interest				74.4
Income tax expense				(29.2)
Minority interest				(1.4)

Earnings from continuing operations				43.8
Discontinued operations, net of tax				(2.3)
Earnings before preferred dividend				41.6
Preferred dividend				(3.3)

Net earnings available to common shareholders				$38.3

	For the three months ended March 31, 2003:
	Operating Income Before Amortization	Amortization of non-cash items	Merger costs	Operating income (loss)
IAC Travel	$103.7	$(31.8)	$(2.0)	$69.9
HSN-US	30.6	(12.2)	—	18.5
HSN-International	15.0	(0.4)	—	14.6
Ticketing	41.4	(7.0)	(0.1)	34.3
Personals	2.7	(2.1)	—	0.6
IAC Local and Media Services	(6.8)	(12.6)	—	(19.4)
Teleservices	1.9	—	—	1.9
Interactive Development Group	(1.1)	(1.1)	—	(2.1)
Corporate expense and other adjustments	(13.3)	(5.7)	—	(19.0)
Intersegment Elimination	(0.3)	—	—	(0.3)

TOTAL	$173.9	$(72.9)	$(2.1)	$99.0

Other expenses, net				(229.6)
Losses from continuing operations before income taxes and minority interest				(130.6)
Income tax expense				54.2
Minority interest				(25.7)

Losses from continuing operations				(102.2)
Discontinued operations, net of tax				(4.6)
Losses before preferred dividend				(106.8)
Preferred dividend				(3.3)

Net losses available to common shareholders				$(110.1)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "will," "could," "should," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements.

        Forward-looking statements included in this Quarterly Report on Form 10-Q are principally set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," but also may appear in other sections of this report. These forward-looking statements include, among others, statements relating to: IAC's future financial performance, including statements anticipating growth in IAC's revenues and Operating Income Before Amortization, IAC's business prospects and strategy, anticipated trends and prospects in the various industries in which IAC and its businesses operate, new products, services and related strategies, impacts of external events on IAC's businesses and other similar matters.

        These forward-looking statements reflect the views of IAC management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are by nature inherently uncertain and actual future events may differ materially from the expectation expressed in the forward-looking statements as a result of many factors, including, but not limited to, those discussed below. Readers should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this Quarterly Report on Form 10-Q. IAC does not undertake any obligation to publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise.

        IAC and its operating businesses operate in highly competitive, consumer-driven and rapidly changing industries. Factors and risks that could cause actual results to differ from those contained in the forward-looking statements included in this Quarterly Report on Form 10-Q and other filings with, and submissions to, the SEC and oral statements made from time to time by IAC's directors, executive officers and employees to the investor and analyst communities, media representatives and others, are as follows:

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

  •
  difficulty in developing, managing and staffing international operations as a result of distance, language and cultural differences; and

  •
  fluctuations in foreign exchange rates, which could cause results of international operations, when translated, to materially differ from expectations;

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

        At March 31, 2004, the Company's outstanding debt approximated $1.1 billion, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps, to hedge certain interest rate exposures. The Company's intent is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. The Company's objective in managing its exposure to interest rate risk on its long-term debt is to maintain a certain range between floating rate and fixed rate debt. This policy enables the Company to manage its exposure to the impact of interest rate changes both on its earnings and cash flows and on its financial position. As such, during 2003 the Company entered into two interest rate swap agreements with a notional amount of $250 million and $150 million, respectively, in each case related to a portion of our fixed rate 7% Senior Notes due in 2013 (the "Notes"). The interest rate swaps allow the Company to receive fixed rate receipts in exchange for making floating rate payments based on LIBOR which effectively changes IAC's interest rate exposure on $400 million in aggregate notional amount of the Notes. On January 7, 2004, to further manage its exposure to interest rate risk, the Company entered into an additional interest rate swap agreement with a notional amount of $100 million related to a portion of the Notes. In addition, on February 27, 2004, the Company sold its $250 million variable rate swap at a gain of $1.9 million and entered into a new $250 million variable rate swap in order to lower its interest rate spread by 25 basis points. This gain will be recognized as interest expense over the remaining life of the debt. As of March 31, 2004, of the $750 million total notional amount of the Notes, the interest rate is fixed on $250 million with the balance of $500 million remaining at a floating rate of interest based on the spread over 6- month LIBOR. The fair value of the interest rate swaps at March 31, 2004 was an unrealized gain of $12.6 million. If the LIBOR rates were to increase (decrease) by 100 basis points, then the interest payments on the $500 million of variable rate debt would increase (decrease) by $1.2 million in 2004.

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

        Foreign exchange gains and losses were not material to the Company's earnings in 2004 and 2003. However, given the currency fluctuations in 2003 and 2004 and anticipated increases in the Company's operations in international markets, the Company is reviewing its strategy for hedging transaction risks. The Company's objective in managing its foreign exchange risk is to reduce its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position.

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. Transaction gains and losses related to the contract and liability are recognized each period in our statement of operations and are offsetting. The fair value of this foreign exchange forward contract at March 31, 2004 was an unrealized loss of $4.9 million.

        During the fourth quarter of 2003, one of the Company's subsidiaries entered into a ten-year cross currency swap with a notional amount of Euro 39 million which is to mature on October 30, 2013 and is used to hedge against the change in value of an asset denominated in a currency other than the subsidiary's functional currency. This swap enables the Company to pay Euro at a rate of the three-month EURIBOR plus 0.50% on Euro 39 million. In exchange the Company receives 4.9% interest on $46.4 million. At the date of maturity the agreement calls for the exchange of notional amounts. The fair value of this cross currency swap at March 31, 2004 was an unrealized loss of $0.5 million.

        In addition, from time to time, IAC Travel purchases 30-day foreign currency forwards at the end of each month to mitigate the effects of the changes in exchange rates related to their payables to hotel vendors in foreign countries. The changes in fair value are included as a component of cost of sales in the accompanying statement of operations. During 2003, the Company recognized gains of $0.2 million from forward contracts. During 2004, there were no foreign currency forwards outstanding or purchased.

Equity Price Risk

        The Company has a minimal investment in equity securities of publicly traded companies. These investments, as of March 31, 2004, were considered available-for-sale, with the unrealized gain deferred as a component of shareholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its investment strategy.

        The Company has substantial investments in VUE as of March 31, 2004, including preferred interests with a carrying value of approximately $2 billion and common interests with a carrying value of $780 million. The Company has reviewed the carrying value of these investments as of March 31, 2004 and believes they are reasonable.

Item 4. Controls and Procedures

        The Company monitors and evaluates on an on-going basis its disclosure controls and internal control over financial reporting in order to improve their overall effectiveness. In the course of this evaluation, the Company modifies and refines its internal processes as conditions warrant.

        As required by Rule 13a-15(b), the Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report and based on this evaluation, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, also evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

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

Tax-Related Litigation against Vivendi

        As previously disclosed in certain of the Company's SEC filings, including its filing on Form 10-K for the year ended December 31, 2003 (the "2003 10-K"), IAC is involved in a tax-related dispute with Vivendi Universal, S.A. ("Vivendi"). On April 15, 2003, IAC commenced an action in the Delaware Chancery Court, captioned USA Interactive and USANi Sub LLC v. Vivendi Universal, S.A., USI Entertainment Inc., and Vivendi Universal Entertainment LLLP, No. CA-20260. This lawsuit arises out of the failure of Vivendi Universal Entertainment LLLP ("VUE"), a limited-liability limited partnership controlled by Vivendi, to pay to IAC and its affiliates, as partners in VUE, certain cash tax distributions due to them over a period of years under the express terms of the partnership agreement that governs VUE.

        The partnership agreement provides that VUE "shall, as soon as practicable after the close of each taxable year, make cash contributions to each Partner in an amount equal to the product of (a) the amount of taxable income allocated to such Partner for such taxable year. .. and (b) the highest aggregate marginal statutory Federal, state, local and foreign income tax rate. .. applicable to any Partner." The partnership agreement also provides that taxable income of VUE is to be allocated to the partners, including IAC and its affiliates, in a specified order, including amounts corresponding to the cash and pay-in-kind distributions on IAC's and its affiliates' preferred interests in VUE, which represent a 5% annual return on those interests (the "Preferred Return"). The actual amount of cash distributions with respect to taxable income on the Preferred Return would depend on several factors, including the amount of VUE's earnings and federal, state, and local income tax rates. Assuming sufficient VUE annual earnings in the twenty-year period ending in 2022 and a discount rate of 7%, such cash distributions could have a present value to IAC of up to approximately $620 million.

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

        As previously disclosed by the Company, on January 30, 2004, IAC filed a motion for judgment on the pleadings, on the grounds that the plain and clear language of the partnership agreement entitles IAC, as a matter of law, to the relief it seeks. The defendants' opposition to IAC's motion was filed on April 6, 2004. IAC's reply brief in support of its motion was filed on April 27, 2004. Oral argument on the motion is scheduled for May 12, 2004.

Hotels.com Consumer Class Action Litigation and Arbitration

        As previously disclosed in certain of the Company's SEC filings, including the 2003 10-K, a purported class action against Hotels.com, Nora J. Olvera, Individually and on Behalf of All Others Similarly Situated v. Hotels.com, Inc., No. DC-03-259, was filed in the 229thDistrict Court, Duval County, Texas. The complaint alleges that Hotels.com collects "excess" hotel occupancy taxes from consumers (i.e., allegedly charges consumers more for occupancy taxes than it remits to the taxing authorities). The complaint sought certification of a nationwide class of all persons who have purchased hotel accommodations from Hotels.com since June 20, 1999, as well as restitution of, disgorgement of, and the imposition of a constructive trust upon all "excess" taxes allegedly collected by Hotels.com. On July 14, 2003, Hotels.com filed a responsive pleading that denied the material allegations of the complaint and asserted a number of defenses, including that the allegations in the complaint are subject to mandatory arbitration.

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

        As previously disclosed by the Company, in the class-action litigation, discovery with respect to threshold jurisdictional and class-certification issues is under way. Disputes have arisen concerning the permissible scope of discovery at this stage of the case. On January 16, 2004, the Hotels.com defendants filed a motion for a protective order in connection with these disputes, and on January 20, 2004, the plaintiff filed a responding motion to compel. Those motions remain pending.

        As previously disclosed by the Company, on January 24, 2004, the Hotels.com defendants filed a motion to stay the class-action litigation pending the outcome of the arbitration proceeding commenced by the plaintiff. That motion was opposed by the plaintiff on January 30, 2004, and remains pending. Also on January 30, 2004, the plaintiff filed a second amended complaint containing substantially the same factual allegations and requests for relief as her prior pleadings, but slightly modifying the class allegations to take account of the class period alleged in the arbitration proceeding.

        On February 4, 2004, Hotels.com, L.P. filed a motion to dismiss the Olvera lawsuit for lack of subject-matter jurisdiction, based upon the named plaintiff's not being in fact a member of the class that she purports to represent. That motion, together with a motion pertaining to IAC's defense of lack of personal jurisdiction, the Hotels.com defendants' motion to stay the lawsuit, and the discovery motions described above, are scheduled to be heard by the court on May 17, 2004.

        On March 26, 2004, the plaintiff in a separate lawsuit, Mary Canales, Individually and on Behalf of All Others Similarly Situated v. Hotels.com, L.P., No. DC-03-162, pending in the 229th District Court, Duval County, Texas, filed an amended complaint containing allegations concerning the collection and remittance of hotel occupancy taxes that are substantially similar to allegations made itn the Olvera lawsuit. The Canales amended complaint seeks certification of a nationwide class of all persons or entities who have reserved and paid for hotel accommodations through Hotels.com, asserts claims for breach of contract and unjust enrichment, and seeks damages in an unspecified amount.

        On May 6, 2004, Hotels.com, L.P. filed a motion to dismiss the Canales arbitration claim for lack of subject-matter jurisdiction, on the grounds that under Texas law the tax-based nature of the claim requires that it be adjudicated in a state administrative proceeding, not a private-party proceeding such as an arbitration. A hearing on that motion, as well as on the issue whether the governing arbitration clause permits the arbitration to be maintained as a class proceeding, is scheduled for July 9, 2004.

        The Company believes that the claims in the Olvera lawsuit, the Olvera arbitration, and the Canales lawsuit lack merit and will continue to defend vigorously against them.

Litigation Relating to Hotels.com's Guidance for the Fourth Quarter of 2002

        As previously disclosed in certain of the Company's SEC filings, including the 2003 10-K, a consolidated securities class action, Daniel Taubenfeld et al., on Behalf of Themselves and All Others Similarly Situated v. Hotels.com et al., No. 3:03-CV-0069-N, is pending in the United States District Court for the Northern District of Texas, arising out of Hotels.com's downward revision of its guidance for the fourth quarter of 2002. This lawsuit alleges that the defendants, Hotels.com and three of its executives, violated the federal securities laws during the period from October 23, 2002 to January 6, 2003 (the "Class Period"). The defendants are alleged to have knowingly (i) made certain materially false and misleading public statements with respect to the anticipated performance of Hotels.com during the fourth quarter of 2002, and (ii) concealed from the investing public certain material events and developments that were likely to render that anticipated performance unattainable. The individual defendants are further alleged to have profited from the rise in Hotels.com's share price caused by their public statements through sales of Hotels.com stock during the Class Period. The lawsuit further alleges that as a result of Hotels.com's announcement, on January 6, 2003, of a downward revision of its guidance for the fourth quarter of 2002, its share price declined by 25%. The lawsuit seeks certification of a class of all non-defendant purchasers of Hotels.com stock during the Class Period and seeks damages in an unspecified amount suffered by the putative class.

        As previously disclosed by the Company, on August 18, 2003, the lead plaintiffs in this action filed a consolidated class-action complaint. On October 31, 2003, the defendants filed a motion to dismiss the consolidated complaint. On January 13, 2004, the plaintiffs filed their opposition to the motion. On February 27, 2004, the defendants filed their reply. The motion is pending.

        As previously disclosed by the Company, two shareholder derivative actions, Anita Pomilio Wilson, Derivatively on Behalf of Nominal Defendant Hotels.com v. Elan J. Blutinger et al., No. 3:03-CV-0501-K, and Alex Solodovnikov, Derivatively on Behalf of Hotels.com v. Robert Diener et al., No. 3:03-CV-0812-K, arising out of the same events as the consolidated securities class action, were removed to the same

Texas federal court from Texas state court. The defendants in these shareholder derivative actions were Hotels.com (as a nominal defendant only) and a number of current or former directors of Hotels.com. These lawsuits alleged that the individual defendants who, during the period from October 25, 2002 to December 3, 2002, sold Hotels.com stock breached their fiduciary duty to Hotels.com by misappropriating, and trading and profiting on the basis of, proprietary, material non-public information concerning the financial condition and growth prospects of Hotels.com. The lawsuits also alleged that all of the individual defendants aided and abetted the selling defendants' breaches of fiduciary duty by concealing from the market the information on the basis of which the selling defendants allegedly traded and profited. The lawsuits sought imposition of a constructive trust in favor of Hotels.com on the profits obtained by the selling defendants on their sales of Hotels.com stock during the period referred to above, as well as unspecified damages resulting from the individual defendants' alleged breaches of fiduciary duty.

        As previously reported by the Company, on December 16, 2003, the court issued an order consolidating the two shareholder derivative actions under the caption, In re Hotels.com Derivative Litigation, No. 3:03-CV-501-K. On January 28, 2004, the court issued an order (on consent) directing the lead plaintiff to file a consolidated complaint by April 27, 2004.

        On April 26, 2004, the consolidated amended complaint was filed. The amended complaint, which assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment against sixteen current or former directors of Hotels.com, seeks damages, restitution, and disgorgement of profits in an unspecified amount, together with the imposition of a constructive trust on those profits. The amended complaint reiterates the allegations of the two shareholder derivative actions described above and further alleges that certain of the individual defendants caused Hotels.com to enter into the IAC/Hotels.com merger transaction in order, among other self-interested reasons, to procure the dismissal of the previously filed derivative actions. In this respect, the amended complaint seeks a judicial declaration, on behalf of all pre-merger public shareholders of Hotels.com stock, that the IAC/Hotels.com merger agreement, which resulted in the merger transaction that closed on June 23, 2003, is unlawful and unenforceable. The defendants intend to file a motion to dismiss the consolidated amended complaint.

        The Company believes that both the securities class action and the shareholder derivative action lack merit and will continue to defend vigorously against them.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        On January 14, 2004, the Company issued an aggregate of 3,565 shares of IAC common stock upon the settlement of deferred share units accrued for the benefit of two former members of IAC's Board of Directors. These deferred share units accrued for the benefit of both directors pursuant to the Company's Deferred Compensation Plan for Non-Employee Directors (the "Plan") in consideration for prior Board (and, in the case of one director, Committee) service. Pursuant to the Plan, both directors elected to defer their annual retainer and meeting fees and convert the deferred fees into share units representing the number of shares of IAC common stock that could have been purchased with the deferred amount on the relevant date. Deferred share units vest in a lump sum or in installments (as previously elected by the eligible director at the time of the related deferral election) following termination of service.

        The issuances of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) thereof, as transaction by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

        The Company did not purchase any shares of its common stock during the quarter ended March 31, 2004 under its previously announced stock repurchase program. In connection with the vesting and/or settlement of awards made in accordance with the Company's equity compensation plans, the Company withheld shares from amounts payable to satisfy related tax withholding obligations. The shares withheld are shown as shares purchased by the Company in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 2004(3)	1,230	$33.00	—	38,700,000
February 2004(4)	35,893	$32.38	—	38,700,000
March 2004	—	—	—	38,700,000

Total	37,123	$32.40	—	38,700,000

(1)
Reflects the weighted average price paid per share of IAC common stock.

(2)
On November 5, 2003, IAC announced that its Board of Directors had authorized the repurchase of up to 50 million shares of IAC common stock. IAC may purchase shares pursuant to this repurchase program over an indefinite period of time, on the open market or through private transactions, depending on market conditions, share price and other factors. The amount and timing of purchases, if any, will depend on market conditions and other factors, including IAC's overall capital structure.

(3)
Reflects the withholding of shares of IAC common stock for payment of taxes due upon the vesting of shares of restricted stock.

(4)
Reflects the withholding of (i) 2,037 shares of IAC common stock for payment of taxes due upon the vesting of shares of restricted stock and (ii) 33,856 shares of IAC common stock for payment of taxes due upon the vesting of shares of IAC common stock acquired pursuant to the Company's 2002 Bonus Stock Purchase Program.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC.	Exhibit 3.1 to IAC's Current Report on Form 8-K, filed on October 14, 2003.
3.2	Amended and Restated ByLaws of IAC.	Exhibit 99.1 to IAC's Current Report on Form 8-K, filed on September 20, 2002.
10.1†	Agreement between Victor A. Kaufman and the Registrant, dated February 5, 2004.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Filed herewith.

††
Furnished herewith.

(b)
Reports on Form 8-K filed during the quarter ended March 31, 2004.

        On February 9, 2004, IAC filed a report on Form 8-K reporting under Item 12, "Results of Operations and Financial Condition," attaching a press release announcing its results for the fiscal quarter and fiscal year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2004	INTERACTIVECORP
By:
/s/ BARRY DILLER Barry Diller Chairman and Chief Executive Officer
Name	Title	Date

/s/ BARRY DILLER Barry Diller	Chairman of the Board and Chief Executive Officer	May 10, 2004
/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 10, 2004
/s/ WILLIAM J. SEVERANCE William J. Severance	Vice President and Controller (Chief Accounting Officer)	May 10, 2004

QuickLinks

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
INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
INTERACTIVECORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operation
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
IAC'S PRINCIPLES OF FINANCIAL REPORTING
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES