Form 10-Q
period 2004-06-30
IAC/INTERACTIVECORP
filed 2004-08-09
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on August 9, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-20570

IAC/INTERACTIVECORP
(Exact name of registrant as specified in its charter)

Delaware	59-2712887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
152 West 57th Street, New York, New York 10019 (Address of Registrant's principal executive offices)
(212) 314-7300 (Registrant's telephone number, including area code)

InterActiveCorp
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of July 26, 2004, the following shares of the Registrant's common stock were outstanding:

Common Stock, including 379,478 shares of restricted stock	631,416,327
Class B Common Stock	64,629,996

Total outstanding Common Stock	696,046,323

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 26, 2004 was $13,904,581,516. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(In thousands)
Service revenue	$918,150	$962,489	$1,774,642	$1,817,824
Product sales	583,002	564,022	1,197,247	1,095,421

Net revenue	1,501,152	1,526,511	2,971,889	2,913,245
Cost of sales—service revenue	336,675	521,028	666,153	988,538
Cost of sales—product sales	337,306	318,628	704,246	638,000

Gross profit	827,171	686,855	1,601,490	1,286,707
Selling and marketing expense	300,780	222,860	610,200	412,213
General and administrative expense	181,202	168,297	355,586	322,969
Other operating expense	34,770	33,407	67,407	59,214
Amortization of cable distribution fees	18,028	16,604	35,792	31,930
Amortization of non-cash distribution and marketing expense	4,733	12,726	11,072	23,215
Amortization of non-cash compensation expense	55,342	14,431	124,310	24,642
Amortization of intangibles	79,931	55,558	159,648	107,714
Depreciation expense	43,072	41,697	85,583	83,859
Restructuring costs	(801)	1,092	(801)	(325)
Merger costs	—	8,429	—	10,525

Operating income	110,114	111,754	152,693	210,751
Other income (expense):
Interest income	48,386	44,526	93,795	84,356
Interest expense	(20,784)	(22,340)	(41,539)	(46,618)
Equity in income (losses) of VUE	11,038	4,258	10,686	(239,018)
Equity in income (losses) in unconsolidated subsidiaries and other expenses	5,207	(171)	12,735	(2,050)

Total other income (expense), net	43,847	26,273	75,677	(203,330)

Earnings from continuing operations before income taxes and minority interest	153,961	138,027	228,370	7,421
Income tax (expense) benefit	(59,526)	(51,683)	(88,749)	2,491
Minority interest	(2,871)	(28,415)	(4,267)	(54,142)

Earnings (loss) from continuing operations	91,564	57,929	135,354	(44,230)
(Loss) income from discontinued operations, net of tax	(18,368)	38,265	(20,631)	33,628

Earnings (loss) before preferred dividend	73,196	96,194	114,723	(10,602)
Preferred dividend	(3,262)	(3,264)	(6,526)	(6,528)

Net income (loss) available to common shareholders	$69,934	$92,930	$108,197	$(17,130)

Income (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.13	$0.10	$0.18	$(0.10)
Diluted earnings (loss) per share from continuing operations	$0.12	$0.09	$0.17	$(0.11)
Basic earnings (loss) per share	$0.10	$0.17	$0.16	$(0.03)
Diluted earnings (loss) per share	$0.09	$0.16	$0.14	$(0.04)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,211,739	$899,062
Restricted cash equivalents	31,766	31,356
Marketable securities	2,515,018	2,419,735
Accounts and notes receivable, net of allowance of $26,696 and $30,999, respectively	452,735	429,424
Inventories, net	230,191	215,995
Deferred tax assets	66,132	65,071
Other current assets	202,376	154,333

Total current assets	4,709,957	4,214,976
PROPERTY, PLANT AND EQUIPMENT:
Computer and broadcast equipment	727,454	686,899
Buildings and leasehold improvements	155,080	155,212
Furniture and other equipment	157,922	154,378
Land	21,116	21,172
Projects in progress	59,312	30,962

	1,120,884	1,048,623
Less: accumulated depreciation and amortization	(640,159)	(575,446)

Total property, plant and equipment	480,725	473,177
OTHER ASSETS:
Goodwill	11,429,327	11,273,635
Intangible assets, net	2,469,890	2,513,889
Long-term investments	1,451,719	1,426,502
Preferred interest exchangeable for common stock	1,428,530	1,428,530
Cable distribution fees, net	108,990	128,971
Note receivables and advances, net of current portion	9,238	14,507
Deferred charges and other	75,409	93,928
Non-current assets of discontinued operations	340	340

TOTAL ASSETS	$22,164,125	$21,568,455

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
	(In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$5,843	$2,850
Accounts payable, trade	815,130	687,977
Accounts payable, client accounts	206,301	142,002
Cable distribution fees payable	34,346	39,142
Deferred merchant bookings	601,768	218,822
Deferred revenue	103,687	180,229
Income tax payable	178,078	96,817
Other accrued liabilities	471,975	494,280
Current liabilities of discontinued operations	10,584	16,062

Total current liabilities	2,427,712	1,878,181
Long-term obligations, net of current maturities	1,105,844	1,120,097
Other long-term liabilities	88,664	67,981
Deferred income taxes	2,419,680	2,446,394
Common stock exchangeable for preferred interest	1,428,530	1,428,530
Minority interest	237,230	211,687
SHAREHOLDERS' EQUITY:
Preferred stock — $.01 par value; authorized 100,000,000 shares; issued and outstanding 13,118,182	131	131
Common stock — $.01 par value; authorized 1,600,000,000 shares; issued 686,928,351 and 679,006,913 shares respectively, and outstanding 630,767,237 and 631,022,816 shares, respectively, including 387,528 and 452,035 of restricted stock, respectively	6,869	6,790
Class B convertible common stock — $.01 par value; authorized 400,000,000 shares; issued and outstanding 64,629,996	646	646
Additional paid-in capital	13,847,209	13,634,926
Retained earnings	2,385,149	2,276,952
Accumulated other comprehensive income	6,679	36,896
Treasury stock — 56,161,114 and 47,984,097 shares, respectively	(1,785,220)	(1,535,758)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	14,456,465	14,415,585

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,164,125	$21,568,455

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

		Convertible Preferred Stock				Class B Convertible Common Stock						Note Receivable From Key Executive for Common Stock Issuance
				Common Stock						Accum. Other Comp Income
								Addit. Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2003	$14,415,585	$131	13,118	$6,790	679,007	$646	64,630	$13,634,926	$2,276,952	$36,896	$(1,535,758)	$(4,998)
Comprehensive income:
Net income for the six months ended June 30, 2004	114,723	—	—	—	—	—	—	—	114,723	—	—	—
Decrease in unrealized gains in available for sale securities	(24,776)	—	—	—	—	—	—	—	—	(24,776)	—	—
Foreign currency translation	(1,355)	—	—	—	—	—	—	—	—	(1,355)	—	—
Net increase in loss on derivative contracts	(4,086)	—	—	—	—	—	—	—	—	(4,086)	—	—

Comprehensive income	84,506

Issuance of common stock upon exercise of stock option, restricted stock, and other	72,082	—	—	79	7,921	—	—	72,003	—	—	—	—
Income tax benefit related to stock options exercised, restricted stock, and other	19,566	—	—	—	—	—	—	19,566	—	—	—	—
Dividend on preferred stock	(6,526)	—	—	—	—	—	—	—	(6,526)	—	—	—
Amortization of non-cash compensation	120,714	—	—	—	—	—	—	120,714	—	—	—	—
Purchase of treasury stock	(249,462)	—	—	—	—	—	—	—	—	—	(249,462)	—

Balance as of June 30, 2004	$14,456,465	$131	13,118	$6,869	686,928	$646	64,630	$13,847,209	$2,385,149	$6,679	$(1,785,220)	$(4,998)

        Accumulated other comprehensive income is comprised of unrealized gains (losses) on available for sale securities of $(24,331) and $445 at June 30, 2004 and December 31, 2003, respectively, foreign currency translation adjustments of $35,536 and $36,891 at June 30, 2004 and December 31, 2003, respectively, and net losses from derivative contracts of $(4,526) and $(440) at June 30, 2004 and December 31, 2003.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Earnings (loss) from continuing operations	$135,354	$(44,230)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	245,231	191,573
Amortization of non-cash distribution and marketing expense	11,072	23,215
Amortization of non-cash compensation expense	124,310	24,642
Amortization of cable distribution fees	35,792	31,930
Amortization of deferred financing costs	161	1,076
Deferred income taxes	(60,309)	(34,524)
Loss on retirement of bonds	—	2,502
Gain on sale of investment	—	(3,106)
Equity in (income) losses of unconsolidated subsidiaries, including VUE	(20,319)	237,770
Non-cash interest income	(24,518)	(17,699)
Minority interest	4,267	54,142
Increase in cable distribution fees	(14,750)	(14,983)
Changes in current assets and liabilities:
Accounts receivable and notes	12,198	(24,639)
Inventories	(19,699)	7,517
Prepaids and other assets	(50,998)	(8,047)
Accounts payable and accrued liabilities	219,448	227,510
Deferred revenue	19,365	96,733
Deferred merchant bookings	295,429	181,788
Funds collected by Ticketmaster on behalf of clients, net	50,159	23,666
Other, net	13,199	(18,096)

Net cash provided by operating activities	975,392	938,740
Cash flows from investing activities:
Acquisitions net of cash acquired	(286,928)	(394,150)
Capital expenditures	(100,484)	(86,978)
Increase (decrease) in long-term investments and notes receivable	21,818	(15,710)
Purchase of marketable securities	(2,180,134)	(3,805,654)
Proceeds from sale of marketable securities	2,084,851	2,152,962
Other, net	1,505	4,456

Net cash used in investing activities	(459,372)	(2,145,074)
Cash flows from financing activities:
Principal payments on long-term obligations	(729)	(26,627)
Purchase of treasury stock by IAC and subsidiaries	(249,463)	(177,665)
Repurchase of 1998 Senior Notes	—	(35,809)
Purchase of Vivendi warrants	—	(407,398)
Proceeds from subsidiary stock, including stock options	—	44,697
Proceeds from issuance of common stock, including stock options	65,949	1,270,409
Preferred dividends	(6,526)	(6,528)
Other, net	4,102	(635)

Net cash (used in) provided by financing activities	(186,667)	660,444
Net Cash Used In Discontinued Operations	(11,430)	(80,227)
Effect of exchange rate changes on cash and cash equivalents	(5,246)	12,648

Net Increase (Decrease) In Cash and Cash Equivalents	312,677	(613,469)
Cash and cash equivalents at beginning of period	899,062	1,998,114

Cash and Cash Equivalents at End of Period	$1,211,739	$1,384,645

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE    1—ORGANIZATION

        IAC/InterActiveCorp operates leading and diversified businesses in sectors being transformed by the internet, online and offline...our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. All references to "IAC," the "Company," "we," "our," or "us" in this report are to IAC/InterActiveCorp.

        IAC consists of the following segments:

  •
  IAC Travel, which includes Expedia, Hotels.com, Hotwire and Interval International;

  •
  Electronic Retailing, which includes HSN U.S. and HSN International;

  •
  Ticketing, which includes Ticketmaster;

  •
  Personals, which includes Match.com;

  •
  IAC Local and Media Services, which includes Citysearch, Evite, Entertainment Publications and, since its acquisition in April 2004, TripAdvisor;

  •
  Financial Services and Real Estate, which includes LendingTree;

  •
  Teleservices, which includes Precision Response Corporation ("PRC"); and

  •
  Interactive Development Group.

        Our operating businesses largely act as intermediaries between suppliers and consumers. We aggregate supply from a variety of sources and we capture consumer demand across a variety of channels. We strive to give our customers an outstanding shopping experience by offering a broad and unique selection of products and services at competitive prices, through convenient and informative websites built with state of the art technology, and by maintaining our commitment to quality customer service. We strive to deliver value to our supply partners by providing a cost-efficient means to reach a large number of consumers through multiple distribution channels, acquire new customers, target a variety of diverse market segments and help maximize inventory yields.

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

        Significant estimates underlying the accompanying Consolidated Financial Statements include the inventory carrying adjustment, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles, including goodwill and other long-lived assets, carrying amount of long-term investments, including the Company's investment in Vivendi Universal Entertainment LLLP ("VUE"), and various other operating allowances and accruals including accruals for contingent occupancy tax.

        The Company is currently undergoing a study of its tax basis of certain assets, including its investment in VUE. This study is expected to be completed by year-end, and may result in a non-cash adjustment to the carrying value of the deferred tax liabilities.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148") which amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The Company adopted the expense recognition provision of SFAS No. 123 and is providing expense for stock based compensation for grants made on or after January 1, 2003 on a prospective basis as provided by SFAS No. 148, and will continue to provide pro forma information in the notes to financial statements to provide the results as if all equity awards issued in prior years were being expensed. The Company will continue to account for stock based compensation granted prior to January 1, 2003 in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." For restricted stock units issued, the value of the instrument is measured at the grant date at fair value and amortized ratably as non-cash compensation over the vesting term. For stock options issued since 2003, including unvested options assumed in acquisitions, the value of the options is measured at grant date at fair value and amortized over the remaining vesting term.

        The following table illustrates the effect on earnings (loss) available to common shareholders and net earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net income (loss) available to common shareholders, as reported	$69,934	$92,930	$108,197	$(17,130)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	33,836	7,427	76,009	12,763
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38,616)	(27,032)	(85,569)	(53,960)

Pro forma net income (loss)	$65,154	$73,325	$98,637	$(58,327)

Earnings (loss) per share:
Basic as reported	$0.10	$0.17	$0.16	$(0.03)
Basic pro forma	$0.09	$0.14	$0.14	$(0.11)
Diluted as reported	$0.09	$0.16	$0.14	$(0.04)
Diluted pro forma	$0.09	$0.12	$0.13	$(0.12)

        The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003: risk-free interest rates of 3.25% and 2.78% in 2004 and 2003, respectively; a dividend yield of zero; a volatility factor of 47.35% and 50%, respectively, based on the expected market price of IAC common stock based on historical trends; and a weighted-average expected life of the options of five years.

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

Reclassifications

        Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the 2004 presentation, including amounts related to the VUE deferred tax liability that were previously classified as minority interest, and have been reclassified for all periods presented as a reduction in the deferred tax liability.

        See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a summary of all other significant matters relating to accounting policies.

NOTE 3—BUSINESS ACQUISITIONS

        During 2003, IAC completed its acquisition of all of the outstanding shares of Hotels.com, Expedia and Ticketmaster that it did not already own.

        The following unaudited pro forma condensed consolidated financial information for the three and six months ended June 30, 2003 is presented to show the results of the Company to give effect to the merger of Ticketmaster with a wholly-owned subsidiary of IAC completed on January 17, 2003, the merger of Hotels.com with a wholly-owned subsidiary of IAC completed on June 23, 2003 and the merger of Expedia with a wholly-owned subsidiary of IAC completed on August 8, 2003, as if the transactions had occurred at the beginning of the period presented. The pro forma results include certain adjustments, including increased amortization related to intangible assets and non-cash compensation expense related to unvested stock options assumed by IAC in the mergers, as well as adjustments to shares outstanding, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned date.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(In thousands, except per share data)
Net revenue	$1,526,511	$2,913,245
Earnings/(loss) from continuing operations	$49,980	$(66,740)
Net income (loss) available to common shareholders	$84,981	$(39,640)
Basic earnings (loss) from continuing operations available to common shareholders	$0.07	$(0.11)
Diluted earnings (loss) from continuing operations available to common shareholders	$0.06	$(0.11)
Basic earnings (loss) per share from net income	$0.13	$(0.06)
Diluted earnings (loss) per share from net income	$0.11	$(0.06)

NOTE 4—STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Non-Cash Transactions for the Six Months Ended June 30, 2004

        For the six months ended June 30, 2004, the Company incurred non-cash compensation expense of $124.3 million and non-cash distribution and marketing expense of $11.1 million. Amortization of non-cash distribution and marketing expense consists mainly of non-cash advertising secured from Universal Television as part of the Vivendi transaction. Ticketmaster and Match.com also recognized non-cash distribution and marketing expense related to barter arrangements, which expired in March 2004, for distribution secured from third parties, whereby advertising was provided by Ticketmaster and Match.com to a third party in return for distribution over the third party's network. The advertising provided was secured by IAC, which in turn secured the non-cash advertising pursuant to an agreement with Universal Television as part of the Vivendi transaction. Sufficient advertising has been secured to satisfy existing obligations.

        For the six months ended June 30, 2004, IAC recognized $23.9 million of PIK interest income on the Series A Preferred received in connection with the Vivendi transaction.

        For the six months ended June 30, 2004, the Company recognized pre-tax income of $20.3 million on equity earnings in unconsolidated subsidiaries, including income of $10.7 million from its 5.44% proportionate share in VUE.

        For the six months ended June 30, 2004, the Company recognized non-cash revenues of $9.9 million as a result of deferred revenue recorded in connection with its various acquisitions.

Supplemental Disclosure of Non-Cash Transactions for the Six Months Ended June 30, 2003

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

        For the six months ended June 30, 2003, the Company incurred non-cash compensation expense of $24.6 million and non-cash distribution and marketing expense of $23.2 million.

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

        For the six months ended June 30, 2003, the Company recognized non-cash revenues of $15.3 million as a result of deferred revenue recorded in connection with its various acquisitions.

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

ECS and Avaltus, a PRC subsididary, are presented as discontinued operations and, accordingly, are excluded from the schedules below.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		(In thousands)
Revenues:
IAC Travel (on a comparable net basis)(a)	$555,522	$413,197	$1,049,530	$764,294
Electronic Retailing
HSN U.S	438,202	404,376	905,966	819,349
HSN International	107,990	122,767	228,197	238,010

Total Electronic Retailing	546,192	527,143	1,134,163	1,057,359
Ticketing	195,104	187,496	397,364	382,582
Personals	48,473	48,182	97,308	89,077
IAC Local and Media Services	51,517	45,201	83,571	53,587
Financial Services and Real Estate	44,601	—	84,349	—
Teleservices	72,513	69,477	144,348	140,256
Intersegment Elimination(b)	(12,770)	(4,425)	(18,744)	(8,158)

Total	$1,501,152	$1,286,271	$2,971,889	$2,478,997

As reported:
IAC Travel(a)	$555,522	$653,437	$1,049,530	$1,198,542

Total	$1,501,152	$1,526,511	$2,971,889	$2,913,245

Operating income (loss):
IAC Travel	$129,320	$88,686	$214,038	$158,610
Electronic Retailing
HSN U.S.	28,343	$27,654	56,697	$46,135
HSN International	4,700	6,452	9,121	21,078

Total Electronic Retailing	33,043	34,106	65,818	67,213
Ticketing	40,474	28,240	81,146	62,551
Personals	7,805	7,638	10,652	8,245
IAC Local and Media Services	(27,750)	(19,247)	(55,561)	(38,643)
Financial Services and Real Estate	(1,151)	—	(4,707)	—
Teleservices	4,200	1,672	7,366	3,572
Interactive Development	(2,108)	(2,245)	(3,062)	(4,374)
Corporate and other	(73,719)	(26,625)	(163,441)	(45,668)
Intersegment Elimination(b)	—	(471)	444	(755)

Total	$110,114	$111,754	$152,693	$210,751

Operating Income Before Amortization(c):
IAC Travel	$170,549	$132,453	$298,119	$236,175
Electronic Retailing
HSN U.S.	41,576	39,817	83,164	70,460
HSN International	5,028	6,776	9,777	21,768

Total Electronic Retailing	46,604	46,593	92,941	92,228
Ticketing	46,680	36,133	93,527	77,569
Personals	9,536	10,209	15,870	12,902
IAC Local and Media Services	(11,991)	(4,311)	(25,569)	(11,100)
Financial Services and Real Estate	5,646	—	8,739	—
Teleservices	4,200	1,672	7,366	3,572
Interactive Development	(1,826)	(1,173)	(2,780)	(2,231)
Corporate and other	(19,278)	(18,207)	(40,934)	(31,513)
Intersegment Elimination(b)	—	(471)	444	(755)

Total	$250,120	$202,898	$447,723	$376,847

(a)
As part of the integration of IACT's businesses, Hotels.com conformed its merchant hotel business practices with those of the other IACT businesses. As a result, beginning January 1, 2004, IAC commenced prospectively reporting revenue for Hotels.com on a net basis, consistent with Expedia's historical practice. Accordingly, we are including prior year results as though Hotels.com had reported revenue on a net basis for purpose of better comparability. There was no impact to operating income or Operating Income Before Amortization from the change in reporting.

(b)
Intersegment eliminations relate to services provided between IAC segments, including services provided by PRC and TripAdvisor to other IAC segments. These amounts are eliminated in consolidation.

(c)
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

        The following table is a reconciliation of consolidated segment Operating Income Before Amortization to consolidated operating income and net earnings (loss) available to common shareholders for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		(In thousands)
Operating Income Before Amortization	$250,120	$202,898	$447,723	$376,847
Amortization of non-cash distribution and marketing expense	(4,733)	(12,726)	(11,072)	(23,215)
Amortization of non-cash compensation expense	(55,342)	(14,431)	(124,310)	(24,642)
Amortization of intangibles	(79,931)	(55,558)	(159,648)	(107,714)
Merger costs(a)	—	(8,429)	—	(10,525)

Operating income	110,114	111,754	152,693	210,751
Interest income	48,386	44,526	93,795	84,356
Interest expense	(20,784)	(22,340)	(41,539)	(46,618)
Equity in earnings (losses) of VUE	11,038	4,258	10,686	(239,018)
Equity in earnings (losses) in unconsolidated subsidiaries and other expenses	5,207	(171)	12,735	(2,050)
Income tax (expense) benefit	(59,526)	(51,683)	(88,749)	2,491
Minority interest	(2,871)	(28,415)	(4,267)	(54,142)
Discontinued operations, net of tax	(18,368)	38,265	(20,631)	33,628
Preferred dividend	(3,262)	(3,264)	(6,526)	(6,528)

Net earnings (loss) available to common shareholders	$69,934	$92,930	$108,197	$(17,130)

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

        The Company maintains operations in the United States, Germany, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories for the three and six months ended June 30, 2004 and 2003 are presented below.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Revenue
United States	$1,249,695	$1,287,627	$2,461,849	$2,469,265
All other countries	251,457	238,884	510,040	443,980

	$1,501,152	$1,526,511	$2,971,889	$2,913,245

	June 30, 2004	December 31, 2003
Long-lived assets
United States	$538,785	$541,872
All other countries	50,930	60,276

	$589,715	$602,148

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        The balance of goodwill and intangible assets is as follows (in thousands):

	June 30, 2004	December 31, 2003
Goodwill	$11,429,327	$11,273,635
Intangible assets with indefinite lives	1,463,951	1,418,990
Intangible assets with definite lives	1,005,939	1,094,899

	$13,899,217	$13,787,524

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill for the six months ended June 30, 2004 (in thousands):

	Balance as of January 1, 2004	Additions	(Deductions)	Foreign Exchange Translation	Balance as of June 30, 2004
IAC Travel	$6,214,139	$67,562	$(55,243)	$738	$6,227,196
Electronic Retailing
HSN	2,424,680	—	—	—	2,424,680
HSN International	313,812	—	—	(7,707)	306,105

Total Electronic Retailing	2,738,492	—	—	(7,707)	2,730,785
Ticketing	1,005,131	21,769	(5,310)	(972)	1,020,618
Personals	223,429	53	(408)	(1,391)	221,683
IAC Local and Media Services	206,584	145,700	—	—	352,284
Teleservices	314,001	—	—	—	314,001
Financial Services and Real Estate	571,859	16,683	(25,782)	—	562,760

Goodwill	$11,273,635	$251,767	$(86,743)	$(9,332)	$11,429,327

        Deductions principally relate to the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in purchase price when the deductions are realized as well as adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts. Additions relate to new acquisitions as well as adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts.

NOTE 7—RESTRUCTURING CHARGES

        As of June 30, 2004 and December 31, 2003, the accrual balance related to restructuring charges was $2.8 million and $5.0 million, respectively. The 2004 balance relates primarily to ongoing obligations for facility leases and employee termination agreements and are expected to be paid out according to the terms of these arrangements.

        During the six months ended June 30, 2004, $0.8 million of reserves were reversed, principally as a result of the favorable resolution of a contractual arrangement with a supplier. In addition, the Company made payments of $1.4 million, related principally to lease obligations for abandoned facilities and employee termination costs.

NOTE 8—EQUITY INVESTMENTS

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

        Summarized balances of the partnership are as follows (in thousands):

As of March 31, 2004 and for the period October 1, 2003 to March 31, 2004
Current assets	$3,009,354
Non-current assets	14,211,151
Current liabilities	2,210,231
Non-current liabilities	3,550,092
Net sales	3,818,265
Gross profit	1,176,962
Net income	279,258

        Summarized aggregated financial information for the Company's remaining equity investments, including Jupiter Shop Channel, TVSN (China), TM Mexico, TM Australia, GL Expedia (France), as of and for the six months ended June 30, 2004 is summarized below (in thousands):

As of and for the six months ended June 30, 2004
Current assets	$139,522
Non-current assets	61,867
Current liabilities	88,771
Non-current liabilities	58,213
Net sales	212,852
Gross profit	90,536
Net profit	6,467

NOTE 9—EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted GAAP earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Earnings (loss) from continuing operations:
Numerator:
Earnings (loss) from continuing operations	$91,564	$57,929	$135,354	$(44,230)
Preferred stock dividends	(3,262)	(3,264)	(6,526)	(6,528)

Net earnings (loss) available to common shareholders	88,302	54,665	128,828	(50,758)
Effect of dilutive securities	—	(3,146)	—	(5,147)

Net earnings (loss) available to common shareholders after assumed conversions	$88,302	$51,519	$128,828	$(55,905)

Denominator:
Basic shares outstanding	698,564	535,263	698,032	516,330
Other dilutive securities including stock options, warrants and restricted stock and share units	52,058	32,206	53,362	—

Denominator for diluted earnings per share—weighted average shares(a)	750,622	567,469	751,394	516,330

Net income available to common shareholders:
Numerator:
Earnings (loss) before preferred dividend	$73,196	$96,194	$114,723	$(10,602)
Preferred stock dividends	(3,262)	(3,264)	(6,526)	(6,528)

Net earnings (loss) available to common shareholders	69,934	92,930	108,197	(17,130)
Effect of dilutive securities	—	(3,146)	—	(5,147)

Net earnings (loss) available to common shareholders after assumed conversions	$69,934	$89,784	$108,197	$(22,277)

Denominator
Basic shares outstanding	698,564	535,263	698,032	516,330
Other dilutive securities including stock options, warrants and restricted stock and share units	52,058	32,206	53,362	—

Denominator for diluted earnings per share—weighted average shares(a)	750,622	567,469	751,394	516,330

Income (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.13	$0.10	$0.18	$(0.10)
Discontinued operations, net of taxes	(0.03)	0.07	(0.02)	0.07

Basic earnings (loss) per share from net income (loss)	$0.10	$0.17	$0.16	(0.03)

Diluted earnings (loss) per share from continuing operations	$0.12	$0.09	$0.17	$(0.11)
Discontinued operations, net of taxes	(0.03)	0.07	(0.03)	0.07

Diluted earnings (loss) per share from net income (loss)	$0.09	$0.16	$0.14	$(0.04)

(a)
Because the Company had a loss from continuing operations available to common shareholders in the first half of 2003, all potentially dilutive securities are not included in the denominator for computing dilutive earnings per share, since their impact on earnings per share from continuing operations would be anti-dilutive. In accordance with SFAS 128, the same shares are used to compute all earnings per share amounts. Securities that could potentially dilute basic EPS in the future that were not included in the fully diluted computation for the six months ended June 30, 2003 amounted to 27.3 million shares.

NOTE 10—NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        In December 2002, the Company issued $750 million of 7% Senior Notes (the "2002 Senior Notes"). The notes, by their terms, are fully and unconditionally guaranteed by USANi LLC (the "Guarantor"). USANi LLC is wholly owned by the Company.

        The following tables present condensed consolidating financial information for the three and six months ended June 30, 2004 and 2003 for: (1) the Company on a stand-alone basis, (2) the Guarantor, USANi LLC, on a stand-alone basis, (3) the combined non-guarantor subsidiaries of the Company (including the subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries")) and (4) the Company on a consolidated basis.

        As of and for the three months ended June 30, 2004:

	IAC	USANi LLC	Non- Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance Sheet as of June 30, 2004:
Current Assets	$8,962	$2,987,268	$1,713,727	$—	$4,709,957
Property and equipment, net	—	21,221	459,504	—	480,725
Goodwill and other intangible assets, net	—	887	13,898,330	—	13,899,217
Investment in subsidiaries	17,960,115	2,737,746	56,889	(20,754,750)	—
Other assets	205,737	2,754,168	113,981	—	3,073,886
Net non-current assets of discontinued operations	—	—	340	—	340

Total assets	$18,174,814	$8,501,290	$16,242,771	$(20,754,750)	$22,164,125

Current liabilities	$137,444	$40,434	$2,237,045	$2,205	$2,417,128
Net current liabilities of discontinued operations	—	—	10,584	—	10,584
Long-term debt, less current portion	—	1,094,058	11,786	—	1,105,844
Other liabilities and minority interest	1,772,610	60,426	964,836	(52,298)	2,745,574
Intercompany liabilities	379,765	1,919,607	(2,299,372)	—	—
Common stock exchangeable for preferred interest	1,428,530	—	—	—	1,428,530
Interdivisional equity	—	—	15,563,646	(15,563,646)	—
Shareholders' equity	14,456,465	5,386,765	(245,754)	(5,141,011)	14,456,465

Total liabilities and shareholders' equity	$18,174,814	$8,501,290	$16,242,771	$(20,754,750)	$22,164,125

Statement of operations for the three months ended June 30, 2004:
Revenue	$—	$—	$1,501,152	$—	$1,501,152
Operating expenses	—	(73,343)	(1,317,695)	—	(1,391,038)
Interest income (expense), net	32,797	(24,161)	18,966	—	27,602
Other income (expense)	77,564	33,475	(4,579)	(90,215)	16,245
Provision for income taxes	(18,797)	35,076	(75,805)	—	(59,526)
Minority interest	—	—	(2,245)	(626)	(2,871)

Earnings (loss) from continuing operations	91,564	(28,953)	119,794	(90,841)	91,564
Discontinued operations, net of tax	(18,368)	—	(18,368)	18,368	(18,368)

Net income (loss)	73,196	(28,953)	101,426	(72,473)	73,196
Preferred dividend	(3,262)	—	—	—	(3,262)

Net earnings (loss) available to common shareholders	$69,934	$(28,953)	$101,426	$(72,473)	$69,934

        As of and for the six months ended June 30, 2004:

	IAC	USANi LLC	Non- Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the six months ended June 30, 2004:
Revenue	$—	$—	$2,971,889	$—	$2,971,889
Operating expenses	—	(162,601)	(2,656,595)	—	(2,819,196)
Interest income (expense), net	61,046	(41,613)	32,823	—	52,256
Other income (expense)	105,660	59,855	(928)	(141,166)	23,421
Provision for income taxes	(31,352)	75,707	(133,104)	—	(88,749)
Minority interest	—	—	(3,632)	(635)	(4,267)

Earnings (loss) from continuing operations	135,354	(68,652)	210,453	(141,801)	135,354
Discontinued operations, net of tax	(20,631)	—	(20,631)	20,631	(20,631)

Net income (loss)	114,723	(68,652)	189,822	(121,170)	114,723
Preferred dividend	(6,526)	—	—	—	(6,526)

Net earnings (loss) available to common shareholders	$108,197	$(68,652)	$189,822	$(121,170)	$108,197

Cash flow for the six months ended June 30, 2004:
Cash flow provided by (used in) operations	$65,219	$(98,224)	$1,008,397	$—	$975,392
Cash flow (used in) provided by investing activities	(13,484)	(1,020,787)	574,899	—	(459,372)
Cash flow (used in) provided by financing activities	(51,735)	1,136,514	(1,271,446)	—	(186,667)
Net cash used by discontinued operations	—	—	(11,430)	—	(11,430)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,246)	—	(5,246)
Cash at beginning of period	—	523,634	375,428	—	899,062

Cash at end of period	$—	$541,137	$670,602	$—	$1,211,739

        As of and for the three months ended June 30, 2003:

	IAC	USANi LLC	Non- Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the three months ended June 30, 2003:
Revenue	$—	$—	$1,526,511	$—	$1,526,511
Operating expenses	—	(26,271)	(1,388,486)	—	(1,414,757)
Interest income (expense), net	(3,806)	14,508	11,484	—	22,186
Other (expense) income, net	61,735	24,875	(560)	(81,963)	4,087
Provision for income taxes	—	—	(51,683)	—	(51,683)
Minority interest	—	—	(6,287)	(22,128)	(28,415)

Earnings (loss) from continuing operations	57,929	13,112	90,979	(104,091)	57,929
Discontinued operations, net of tax	38,265	—	38,265	(38,265)	38,265

Net income (loss)	96,194	13,112	129,244	(142,356)	96,194
Preferred dividend	(3,264)	—	—	—	(3,264)

Net (loss) earnings available to common shareholders	$92,930	$13,112	$129,244	$(142,356)	$92,930

        As of and for the six months ended June 30, 2003:

	IAC	USANi LLC	Non- Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the six months ended June 30, 2003:
Revenue	$—	$—	$2,913,245	$—	$2,913,245
Operating expenses	(2,837)	(41,762)	(2,657,895)	—	(2,702,494)
Interest income (expense), net	(7,535)	23,348	21,925	—	37,738
Other income (expense)	(33,858)	(167,903)	(15,706)	(23,601)	(241,068)
Provision for income taxes	—	—	2,491	—	2,491
Minority interest	—	—	(13,534)	(40,608)	(54,142)

Earnings (loss) from continuing operations	(44,230)	(186,317)	250,526	(64,209)	(44,230)
Discontinued operations, net of tax	33,628	—	33,628	(33,628)	33,628

Net income (loss)	(10,602)	(186,317)	284,154	(97,837)	(10,602)
	(6,528)	—	—	—	(6,528)

Net earnings (loss) available to common shareholders	$(17,130)	$(186,317)	$284,154	$(97,837)	$(17,130)

	IAC	USANi LLC	Non- Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash flows for the six months ended June 30, 2003:
Cash flows (used in) provided by operations	$(21,874)	$572	$960,042	$—	$938,740
Cash flows used in investing activities	(30,616)	(1,901,756)	(212,702)	—	(2,145,074)
Cash flows provided by (used in) financing activities	124,951	913,207	(377,714)	—	660,444
Cash flows used by discontinued operations	(72,461)	—	(7,766)	—	(80,227)
Effect of exchange rate changes on cash and cash equivalents	—	—	12,648	—	12,648
Cash at the beginning of the period	—	1,733,817	264,297	—	1,998,114

Cash at the end of the period	$—	$745,840	$638,805	$—	$1,384,645

NOTE 11—DERIVATIVE INSTRUMENTS

        On April 7, 2003 and July 23, 2003, the Company entered into interest rate swap agreements with notional amounts of $250 million and $150 million, respectively, related to a portion of the 2002 Senior Notes. The interest rate swaps allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on LIBOR, which effectively changes the Company's interest rate exposure on a portion of the debt. On January 7, 2004, to further manage its exposure to interest rate risk, the Company entered into an additional interest rate swap agreement with a notional amount of $100 million related to a portion of our fixed rate 2002 Senior Notes. As of June 30, 2004, of the $750 million total notional amount of the Notes, the interest rate is fixed on $250 million with the balance of $500 million remaining at a floating rate of interest based on the spread over 6- month LIBOR. The fair value of the interest rate swaps at June 30, 2004 was an unrealized loss of $16.4 million. The fair value of the contracts has been recorded on the accompanying balance sheet as of June 30, 2004 in other non-current assets with a corresponding offset to the carrying value of the related debt. The gain or loss on the derivative in the period of change and the loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations and are offsetting.

        On April 29, 2003, one of the Company's foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. This derivative contract has been designated as a cash flow hedge for accounting purposes and, as such, transaction gains and losses related to the contract and liability are recognized each period in our statement of operations and are offsetting. In addition, the effective portion of the derivative's gain/loss is recorded in other comprehensive income until the liability is extinguished. The fair value of this foreign exchange forward contract at June 30, 2004 was an unrealized loss of $5.4 million.

        On November 26, 2003, one of the Company's subsidiaries entered into a cross currency swap with a notional amount of Euro 39 million which is to mature on October 30, 2013 and is used to hedge against the change in value of an asset denominated in a currency other than the subsidiary's functional currency. This swap enables the Company to pay Euro at a rate of the three-month EURIBOR plus 0.50% on Euro 39 million. In exchange the Company receives 4.9% interest on $46.4 million. In addition, on April 14, 2004, one of the Company's subsidiaries entered into a cross currency swap with a notional amount of Euro 38.2 million which is to mature on April 7, 2014 and is used to hedge against the change in value of an asset in a similar manner to the swap described above. This swap enables the Company to pay Euro at a rate of the six-month EURIBOR plus 0.90% on Euro 38.2 million. In exchange the Company receives 5.47% interest on $45.9 million. At the date of maturity, these agreements call for the exchange of notional amounts. These derivative contracts have been designated as cash flow hedges for accounting purposes, and, as such, transaction gains and losses related to these contracts and assets are recognized each period in our statement of operations and are offsetting. In addition, the effective portion of the derivative's gain/loss are recorded in other comprehensive income until the liabilities are extinguished. The fair value of these cross currency swaps at June 30, 2004 was an unrealized loss of $5.5 million.

Item 2.    Management's Discussions and Analysis of Financial Condition and Results of Operation

GENERAL

Management Overview

        IAC/InterActiveCorp operates leading and diversified businesses in sectors being transformed by the internet, online and offline...our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. All references to "IAC," the "Company," "we," "our," or "us" in this report are to IAC/InterActiveCorp.

        IAC consists of the following segments:

  •
  IAC Travel ("IACT"), which includes Expedia, Hotels.com, Hotwire and Interval International;

  •
  Electronic Retailing, which includes HSN U.S. and HSN International;

  •
  Ticketing, which includes Ticketmaster;

  •
  Personals, which includes Match.com;

  •
  IAC Local and Media Services, which includes Citysearch, Evite, Entertainment Publications and, since its acquisition in April 2004, TripAdvisor;

  •
  Financial Services and Real Estate, which includes LendingTree;

  •
  Teleservices, which includes Precision Response Corporation; and

  •
  Interactive Development Group.

        Our operating businesses largely act as intermediaries between suppliers and consumers. We aggregate supply from a variety of sources and we capture consumer demand across a variety of channels. We strive to give our customers an outstanding shopping experience by offering a broad and unique selection of products and services at competitive prices, through convenient and informative websites built with state of the art technology, and by maintaining our commitment to quality customer service. We strive to deliver value to our supply partners by providing a cost-efficient means to reach a large number of consumers through multiple distribution channels, acquire new customers, target a variety of diverse market segments and help maximize inventory yields.

Results of operations for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003

        Set forth below are the contributions made by our various reporting segments to consolidated revenues, operating income and Operating Income Before Amortization (as defined in Note 5) for the three and six months ended June 30, 2004 and 2003 (dollars in millions, rounding differences may occur).

	Three months ended June 30,				Six months ended June 30,
	2004	Percentage of total Revenue	2003	Percentage of total Revenue	2004	Percentage of total Revenue	2003	Percentage of total Revenue
	(Dollars in millions)				(Dollars in millions)
Revenue:
IACT (on a comparable net basis)(a)	$555.5	37%	$413.2	32%	$1,049.5	35%	$764.3	31%
Electronic Retailing:
HSN U.S	438.2	29%	404.4	31%	906.0	30%	819.3	33%
HSN International	108.0	7%	122.7	10%	228.2	8%	238.0	10%

Total Electronic Retailing	546.2	36%	527.1	41%	1,134.2	38%	1,057.3	43%
Ticketing	195.1	13%	187.5	15%	397.4	14%	382.6	15%
Personals	48.5	3%	48.2	4%	97.3	3%	89.1	3%
IAC Local and Media Services	51.5	4%	45.2	3%	83.6	3%	53.6	2%
Financial Services and Real Estate	44.6	3%	N/A	N/A	84.3	3%	N/A	N/A
Teleservices	72.5	5%	69.5	5%	144.3	5%	140.3	6%
Intersegment elimination	(12.8)	(1)%	(4.4)	0%	(18.7)	(1)%	(8.2)	0%

Total	$1,501.2	100%	$1,286.3	100%	$2,971.9	100%	$2,479.0	100%

As reported:
IACT(a)	$555.5	37%	$653.4	43%	$1,049.5	35%	$1,198.5	41%

Total	$1,501.2	100%	$1,526.5	100%	$2,971.9	100%	$2,913.2	100%

(a)
As part of the integration of IACT's businesses, Hotels.com conformed its merchant hotel business practices with those of the other IACT businesses. As a result, beginning January 1, 2004, IAC commenced prospectively reporting revenue for Hotels.com on a net basis, consistent with Expedia's historical practice. Accordingly, we are including prior year results as though Hotels.com had reported revenue on a net basis for purpose of better comparability. There will be no impact to operating income or Operating Income Before Amortization from the change in reporting.

	Three months ended June 30,				Six months ended June 30,
	2004	Percentage of total Operating Income	2003	Percentage of total Operating Income	2004	Percentage of total Operating Income	2003	Percentage of total Operating Income
	(Dollars in millions)				(Dollars in millions)
Operating Income (Loss):
IACT	$129.3	117%	$88.7	79%	$214.0	140%	$158.6	75%
Electronic Retailing:
HSN U.S.	28.3	26%	27.7	25%	56.7	37%	46.1	22%
HSN International	4.7	4%	6.4	6%	9.1	6%	21.1	10%

Total Electronic Retailing	33.0	30%	34.1	31%	65.8	43%	67.2	32%
Ticketing	40.5	37%	28.2	25%	81.1	53%	62.6	29%
Personals	7.8	7%	7.6	7%	10.7	7%	8.2	4%
IAC Local and Media Services	(27.8)	(25)%	(19.2)	(17)%	(55.6)	(36)%	(38.6)	(18)%
Financial Services and Real Estate	(1.2)	(1)%	N/A	N/A	(4.7)	(3)%	N/A	N/A
Teleservices	4.2	4%	1.7	1%	7.4	5%	3.6	2%
Interactive Development Group	(2.1)	(2)%	(2.2)	(2)%	(3.1)	(2)%	(4.4)	(2)%
Corporate and other	(73.7)	(67)%	(27.1)	(24)%	(163.0)	(107)%	(46.4)	(22)%

Total	$110.1	100%	$111.8	100%	$152.7	100%	$210.8	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	Percentage of Total Operating Income Before Amortization	2003	Percentage of Total Operating Income Before Amortization	2004	Percentage of Total Operating Income Before Amortization	2003	Percentage of Total Operating Income Before Amortization
	(Dollars in millions)				(Dollars in millions)
Operating Income (Loss) Before Amortization:
IACT	$170.6	68%	$132.5	65%	$298.1	67%	$236.2	63%
Electronic Retailing:
HSN U.S.	41.6	17%	39.8	20%	83.2	19%	70.5	19%
HSN International	5.0	2%	6.8	3%	9.8	2%	21.8	6%

Total Electronic Retailing	46.6	19%	46.6	23%	93.0	21%	92.2	25%
Ticketing	46.7	19%	36.1	18%	93.5	21%	77.6	21%
Personals	9.5	4%	10.2	5%	15.9	4%	12.9	3%
IAC Local and Media Services	(12.0)	(5)%	(4.3)	(2)%	(25.6)	(6)%	(11.1)	(3)%
Financial Services and Real Estate	5.6	2%	N/A	N/A	8.7	2%	N/A	N/A
Teleservices	4.2	2%	1.7	1%	7.4	2%	3.6	1%
Interactive Development Group	(1.8)	(1)%	(1.2)	(1)%	(2.8)	(1)%	(2.2)	(1)%
Corporate and other	(19.3)	(8)%	(18.7)	(9)%	(40.5)	(9)%	(32.3)	(9)%

Total	$250.1	100%	$202.9	100%	$447.7	100%	$376.8	100%

IAC Consolidated Results

For the three months ended June 30, 2004 compared to the three months ended June 30, 2003

        Revenue decreased $25.4 million, or 2%, although on a comparable net basis, revenue increased $214.9 million, or 17%. As previously noted, IAC began to report revenues of Hotels.com on a net basis in the first quarter of 2004, and we have provided prior year results as though they had been reported on a net basis for better comparability. Growth was driven by revenue increases of $142.3 million, or 34%, from IACT and $33.8 million, or 8%, from HSN U.S., as well as the contribution of $44.6 million from LendingTree, which was acquired in August 2003. IACT revenue growth was driven by results from the worldwide merchant hotel business, packages revenue and acquisitions. HSN U.S. revenue growth was driven by an increase in the average price point of goods sold and an improvement in the return rate.

        Operating income declined $1.6 million, or 1%, reflecting increased non-cash compensation of $40.9 million, principally resulting from expense related to unvested stock options assumed in IAC's 2003 mergers with its formerly publicly traded subsidiaries, offset by improved operating results of IACT and the Ticketing segment.

        Operating Income Before Amortization increased $47.2 million, or 23%. As a percentage of comparable net revenue, Operating Income Before Amortization increased slightly to 17% in 2004 from 16% in 2003. Operating income as a percentage of revenue was impacted by additional selling and marketing expense of $77.9 million, or 35%, as the Company continued to invest in building its domestic and international brands and driving traffic to its sites. As a percentage of comparable net revenue, selling and marketing expense increased to 20% for the three months ended June 30, 2004 from 17% in 2003, which reflects in part the impact of acquisitions, as LendingTree and Hotwire generally have higher selling and marketing expenses as a percentage of revenue.

        Amortization of non-cash distribution and marketing expense decreased $8.0 million, or 63%, principally due to the termination of the Travelocity arrangement in September 2003. Amortization of intangibles increased $24.4 million, or 44%, principally due to IAC's 2003 mergers with its formerly publicly traded subsidiaries, as well as the acquisition of LendingTree in August 2003.

        Interest income increased $3.9 million principally due to IAC maintaining a higher position in marketable securities which have increased coupon rates, higher interest rates earned on cash and money market balances and slightly increased interest earned on the VUE preferred securities. Interest expense decreased $1.6 million principally due to a decrease in interest on the Company's $500 million 6 3/4% Senior Notes issued in 1998 resulting from repurchases made during 2003 and the favorable impact of interest rate swap arrangements entered into in late 2003 and 2004.

        The Company realized equity earnings from its investment in Vivendi Universal Entertainment LLLP ("VUE") in 2004 of $11.0 million compared with income of $4.3 million in 2003.

        The tax rate for continuing operations was 39% in 2004 compared to 37% in 2003. Our projected effective tax rate for the full year 2004 is 39%. The effective tax rate for the second quarter was higher in 2004 as compared with 2003 primarily due to the prior period reversal of valuation allowances related to net operating loss carryforwards of $11.8 million. The 2004 projected effective tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes and the book amortization of intangibles that are non-deductible for tax purposes, partially offset by the effect of tax exempt interest.

        Minority interest represents minority ownership in HSE-Germany and EUVÍA in 2004 and 2003, as well as the public's minority ownership in Hotels.com and Expedia until the date of their respective buy-ins in 2003. Minority interest expense decreased $25.5 million due to IAC's 2003 mergers with its formerly publicly traded subsidiaries and the buy-out of the respective minority interests.

        The loss from discontinued operations in the three months ended June 30, 2004 was $18.4 million principally due to an adjustment to the deferred tax liability of our investment in Styleclick to reflect minority interest, which resulted in a reduction of a tax benefit recorded in 2002 when the deferred tax liability of our investment in Styleclick was originally reversed. Income from discontinued operations in the three months ended June 30, 2003 was $38.3 million, principally due to a tax benefit recognized due to the shut-down of Styleclick.

For the six months ended June 30, 2004 compared to the six months ended June 30, 2003

        Revenue increased $58.6 million, or 2%, although on a comparable net basis, revenue increased $492.9 million, or 20%. Growth was driven by increased revenue of $285.2 million, or 37%, from IACT and $86.6 million, or 11%, from HSN U.S., as well as the contribution of $84.3 million from Lending Tree, which was acquired in August 2003. Operating income declined $58.1 million, or 28%, reflecting increased non-cash compensation of $99.7 million, principally resulting from expense related to unvested stock options assumed in IAC's 2003 mergers with its formerly publicly traded subsidiaries, partially offset by improved operating results of IACT and the Ticketing segment. Operating Income Before Amortization increased $70.9 million, or 19%. As a percentage of comparable net revenue, Operating Income Before Amortization remained constant at 15% during both periods.

        Amortization of non-cash distribution and marketing expense decreased $12.1 million, or 52%, principally due to the termination of the Travelocity arrangement in September 2003. Amortization of intangibles increased $51.9 million, or 48%, principally due to IAC's 2003 mergers with its formerly publicly traded subsidiaries, as well as the acquisition of LendingTree in August 2003.

        Interest income increased $9.4 million and interest expense decreased $5.1 million principally due to the factors discussed above.

        The Company realized equity earnings from its investment in VUE in 2004 of $10.7 million compared with a loss in 2003 of $239.0 million. In the first quarter of 2003, the Company recorded a charge of $245 million pretax and $149 million after-tax, or $0.29 per diluted share, in connection with VUE's $4.5 billion impairment charge of which IAC recorded its 5.44% proportionate interest.

        The tax rate for continuing operations was 39% in 2004 and (34%) in 2003. Our projected effective tax rate for the full year 2004 is 39%. The effective tax rate for six months ended 2004 was higher than 2003 primarily due to the prior period reversal of valuation allowances related to net operating loss carry forwards of $21.9 million. The 2004 projected effective tax rate is higher than the federal statutory tax rate of 35% due principally to the factors discussed above.

        Minority interest represents minority ownership in HSE-Germany and EUVÍA in 2004 and 2003, as well as the public's minority ownership in Ticketmaster, Hotels.com and Expedia until the date of their respective buy-ins in 2003. Minority interest expense decreased $49.9 million due to IAC's 2003 mergers with its formerly publicly traded subsidiaries and the buy-out of the respective minority interests.

        The loss from discontinued operations in the six months ended June 30, 2004 was $20.6 million principally due to an adjustment to the deferred tax liability related to our investment in Styleclick as discussed in the three month discussion above.

        In addition to the discussion of consolidated results, the following is a discussion of the results of each segment.

IAC Travel

	Three months ended June 30,			Six months ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Revenues (on a comparable net basis)(a)	$555.5	$413.2	34%	$1,049.5	$764.3	37%
Revenues (as reported)(a)	555.5	653.4	(15)%	1,049.5	1,198.5	(12)%
Operating income	129.3	88.7	46%	214.0	158.6	35%
As a percentage of revenue (on a comparable net basis)	23.3%	21.5%		20.4%	20.8%
Operating Income Before Amortization	170.6	132.5	29%	298.1	236.2	26%
As a percentage of revenue (on a comparable net basis)	30.7%	32.1%		28.4%	30.9%
Reconciliation:
Operating income	$129.3	$88.7		$214.0	$158.6
Amortization of non-cash distribution and marketing expense	4.8	9.9		9.8	17.6
Amortization of non-cash compensation expense	—	6.0		—	10.5
Amortization of intangibles	36.5	19.5		74.3	39.1
Merger costs	—	8.4		—	10.4

Operating Income Before Amortization	$170.6	$132.5		$298.1	$236.2

(a)
As part of the integration of IACT's businesses, Hotels.com conformed its merchant hotel business practices with those of the other IACT businesses. As a result, beginning January 1, 2004, IAC commenced prospectively reporting revenue for Hotels.com on a net basis, consistent with Expedia's historical practice. Accordingly, we are including prior year results as though Hotels.com had reported revenues on a net basis for purpose of better comparability. There will be no impact to operating income or Operating Income Before Amortization from the change in reporting.

        The following discussion is based upon comparable net revenue amounts:

  For the three months ended June 30, 2004 compared to the three months ended June 30, 2003

        Revenue growth was primarily driven by the worldwide merchant hotel business, increased consumer demand for packages and the inclusion of recent acquisitions, most notably, Hotwire.

        Worldwide merchant hotel room nights stayed, including rooms delivered as a component of packages, increased 25% to 8.3 million in 2004 from 6.6 million in 2003, reflecting continued growth of our domestic business, demand from our international websites, expanded supply in international markets and growth in our private label business, as well as the inclusion of Hotwire in 2004 results. Revenue per room night increased 5% due primarily to industry-wide increases in average daily room rates. Merchant hotel revenue increased 32% despite the termination of the Travelocity affiliate relationship in September 2003. Travelocity was the largest affiliate of Hotels.com, representing 3% of IACT revenues on a comparable net basis (2% as reported) in the second quarter of 2003.

        The domestic merchant hotel business continues to experience competition from third party distributors, promotion by hotel chains of their own direct sites and a more challenging supply environment resulting from recent increases in hotel occupancy rates. The Company believes that these factors have resulted, and may continue to result, in slower growth rates in domestic merchant hotel bookings.

        Revenue from travel packages, which allow customers to customize their travel by combining air, hotel, car and other product offerings, was $111 million for the three months ended June 30, 2004, up 45% from 2003, due to improved package offerings, consumer acceptance of this product and Hotels.com's new offering of packages.

        Revenue from international websites increased 73%, or 62% on a local currency basis, to $89.3 million in 2004 from $51.6 million in 2003. The UK and Germany websites, as well as the inclusion of Anyway.com in 2004 results, contributed to the international growth. Websites were also introduced in France and Italy in late June.

        Operating income and Operating Income Before Amortization grew 46% and 29%, respectively, due to increased revenues as discussed above. Interval was also a significant contributor with strong revenue growth coupled with a slight increase in expenses before amortization. These results were partially offset by increased worldwide selling and marketing expenses, including increased spending for several growth initiatives such as Expedia International Travel, Expedia Corporate Travel and Classic Custom Vacations. The reversal of $6.4 million of expenses associated with the resolution of a contractual dispute also positively impacted results.

        IACT increased selling and marketing expense by 56% in order to build its domestic and international brands and drive traffic to its sites. The increase in selling and marketing expenses was driven by increased marketing volume as well as higher costs of traffic acquisitions online, higher CPMs offline, and greater emphasis on our international businesses, which have a higher selling and marketing cost relative to revenue due to earlier stages of development. International selling and marketing expense increased 112%.

        IACT does not pay occupancy tax on hotel customer payments that it retains for the intermediary services it provides in connection with its merchant hotel business. While discussions and developments relating to this practice are ongoing in various tax jurisdictions, IAC continues to believe the issue will not have a material adverse effect on its past or future financial results.

  For the six months ended June 30, 2004 compared to the six months ended June 30, 2003

        Revenue grew 37% year over year, primarily driven by the reasons noted above. Worldwide merchant hotel room nights stayed, including rooms delivered as a component of packages, increased

30% to 15.3 million in 2004 from 11.8 million in 2003, reflecting continued growth of our domestic business, demand from our international websites and expanded supply in international markets. Revenue per room night increased 3% due primarily to industry-wide increases in average daily room rates. Merchant hotel revenue increased 35%. Revenue from travel packages was $215 million for the six months ended June 30, 2004, up 56% from 2003. Revenue from international websites increased 76%, or 62% on a local currency basis, to $170.5 million in 2004 from $97.0 million in 2003.

        Operating income and Operating Income Before Amortization grew 35% and 26%, respectively, due to increased revenues as discussed above, partially offset by increased marketing spend, as well as other investments in growth initiatives noted above. IACT increased selling and marketing expense by 67% in order to build its domestic and international brands and drive traffic to its sites. International selling and marketing expense increased 112%.

Electronic Retailing

HSN U.S.

	Three months ended June 30,			Six months ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Revenues	$438.2	$404.4	8%	$906.0	$819.3	11%
Operating income	28.3	27.7	3%	56.7	46.1	23%
As a percentage of revenue	6.5%	6.8%		6.3%	5.6%
Operating Income Before Amortization	41.6	39.8	4%	83.2	70.5	18%
As a percentage of revenue	9.5%	9.8%		9.2%	8.6%
Reconciliation:
Operating income	$28.3	$27.7		$56.7	$46.1
Amortization of intangibles	13.3	12.1		26.5	24.4

Operating Income Before Amortization	$41.6	$39.8		$83.2	$70.5

  For the three months ended June 30, 2004 compared to the three months ended June 30, 2003

        Revenue grew 8% as a result of an 11% increase in average price point to $50.22 in 2004 from $45.30 in 2003 and lower overall return rates, partially offset by a 3% decrease in units shipped to 9.5 million in 2004 from 9.8 million in 2003. Return rates decreased to 16.9% in 2004 from 18.3% in 2003. Overall, the product mix shifted from Jewelry and Apparel/Accessories in 2003 to Health & Beauty and Home-Hardlines in 2004. This shift in product mix increased the average price point, as Home-Hardlines, which are comprised of items such as computers and electronics, generally carry higher sales prices and reduced return rates, as compared to Jewelry and Apparel/Accessories. HSN also improved its household television distribution, increasing full time equivalent homes by 5%, to 73.4 million.

        Gross profit margins declined slightly to 38.0% for the three months ended June 30, 2004 compared to 38.6% for the three months ended June 30, 2003 due primarily to increased shipping costs related to improved fulfillment times as HSN continues to strive to improve customer service, and the shift in product mix to products that carry lower margins. Operating income and Operating Income Before Amortization reflect the growth in revenue, offset by increased customer service costs, including HSN's new distribution facility, the infomercial and catalog businesses which have lower operating margins, and higher cable distribution fees. HSN expects year-over-year revenue growth rates to improve in the third and fourth quarters of 2004 as compared to the second quarter and expects the third quarter operating margins to be similar to the second quarter with the fourth quarter showing improvement.

        In April 2004, HSN acquired a new distribution facility in Tennessee, which will replace its current facility in Salem, Virginia. The new facility is needed for additional capacity and is expected to result in greater efficiencies over time. HSN will incur approximately $4.5 million in incremental costs over the remainder of 2004 during this transition period.

  For the six months ended June 30, 2004 compared to the six months ended June 30, 2003

        Revenue grew 11% as a result of a 13% increase in average price point to $50.63 in 2004 from $44.72 in 2003, partially offset by a 3% decrease in units shipped to 19.6 million in 2004 from 20.2 million in 2003, resulting from the factors described above. In addition, return rates decreased to 16.8% in 2004 from 18.1% in 2003.

        Gross profit margins declined slightly to 37.2% compared to 37.5% due to changes in product mix as noted above. Operating income and Operating Income Before Amortization for the six months ended June 30, 2004 reflect the growth in revenue, as well as operating efficiencies.

HSN International

	Three months ended June 30,			Six months ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Revenues	$108.0	$122.7	(12)%	$228.2	$238.0	(4)%
Operating income	4.7	6.4	(27)%	9.1	21.1	(57)%
As a percentage of revenue	4.4%	5.3%		4.0%	8.9%
Operating Income Before Amortization	5.0	6.8	(26)%	9.8	21.8	(56)%
As a percentage of revenue	4.7%	5.5%		4.3%	9.1%
Reconciliation:
Operating income	$4.7	$6.4		$9.1	$21.1
Amortization of intangibles	0.3	0.3		0.7	0.7

Operating Income Before Amortization	$5.0	$6.8		$9.8	$21.8

        Revenue decreased 12% for the three months ended June 30, 2004, or 17% on a local currency basis, and revenue decreased 4% for the six months ended June 30, 2004, or 14%, on a local currency basis. For the three and six months ended June 30, 2004, HSE-Germany results were negatively impacted primarily by the continued decrease in the Wellness product line as compared to 2003, partially offset by continued improvement in online sales which grew 28% and 36%, respectively, for the three and six months ended June 30, 2004 as compared to 2003. EUVÍA results decreased primarily due to increased competition as well as a non-recurring override payment recorded in the first quarter of 2003. The override was earned upon achievement of a contractual milestone for call volume over the contract term.

Ticketing

	Three months ended June 30,			Six months ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Revenues	$195.1	$187.5	4%	$397.4	$382.6	4%
Operating income	40.5	28.2	43%	81.1	62.6	30%
As a percentage of revenue	20.7%	15.1%		20.4%	16.3%
Operating Income Before Amortization	46.7	36.1	29%	93.5	77.6	21%
As a percentage of revenue	23.9%	19.3%		23.5%	20.3%
Reconciliation:
Operating income	$40.5	$28.2		$81.1	$62.6
Amortization of non-cash distribution and marketing expense	—	0.2		0.2	0.5
Amortization of intangibles	6.2	7.7		12.1	14.4
Merger costs	—	—		—	0.1

Operating Income Before Amortization	$46.7	$36.1		$93.5	$77.6

  For the three months ended June 30, 2004 compared to the three months ended June 30, 2003

        Revenue growth was driven by a 9% increase in the average revenue per ticket, partially offset by 3% decrease in the number of tickets sold to 23.3 million in 2004 from 24.1 million in 2003. The increase in average revenue per ticket resulted from higher convenience and processing fees and favorable exchange rates from foreign markets. The weakness in domestic concert ticket sales during the traditionally strong summer concert season was the main reason for the drop in volume of tickets sold, resulting in part from the cancellation of tours by popular acts. International revenue increased 15%, or 7% on a local currency basis, due primarily to increased sales in the U.K. Domestic revenue increased 1% during the same period. Operating income and Operating Income Before Amortization reflect the increase in revenues and increased operating and distribution efficiencies. Certain variable costs, including our investment in technology and ticket royalties, are expected to increase as a percentage of revenue which to date we have managed to offset with other operating and distribution efficiencies.

        The Company does not foresee significant improvement in the concert environment for the remainder of 2004. In addition, Ticketmaster could be negatively impacted by a potential NHL strike.

  For the six months ended June 30, 2004 compared to the six months ended June 30, 2003

        Revenue growth was driven by an 8% increase in the average revenue per ticket, partially offset by 2% decrease in the number of tickets sold to 50.0 million in 2004 from 51.2 million in 2003. Average revenue per ticket increased due to the factors noted above in the three-month discussion. International revenue increased 21%, or 9% on a local currency basis. Operating income and Operating Income Before Amortization reflect the positive revenue variance and increased operating and distribution efficiencies.

Personals

	Three months ended June 30,			Six months ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Revenues	$48.5	$48.2	1%	$97.3	$89.1	9%
Operating income	7.8	7.6	2%	10.7	8.2	29%
As a percentage of revenue	16.1%	15.9%		10.9%	9.3%
Operating Income Before Amortization	9.5	10.2	(7)%	15.9	12.9	23%
As a percentage of revenue	19.7%	21.2%		16.3%	14.5%
Reconciliation:
Operating income	$7.8	$7.6		$10.7	$8.2
Amortization of non-cash distribution and marketing expense	—	1.0		0.7	2.0
Amortization of intangibles	1.7	1.6		4.5	2.7

Operating Income Before Amortization	$9.5	$10.2		$15.9	$12.9

  For the three months ended June 30, 2004 compared to the three months ended June 30, 2003

        Revenue remained comparable to the prior year due to a 16% increase in paid subscribers to 998 thousand in 2004 from 858 thousand in 2003, offset by a decrease in the average price per subscription due to the introduction of lower monthly pricing for long-term subscriptions and an increase in long-term subscriptions as a percentage of total subscriptions. Excluding uDate, paid subscribers grew 30%. International revenues represented 25% of total revenue in 2004 compared with 24% in 2003.

        Overall, operating income and Operating Income Before Amortization in the second quarter 2004 were negatively impacted by increased product development costs, increased spending on international operations and Match.com's new domestic advertising campaign that was launched in June 2004, although operating income benefited from a decrease in non-cash compensation and amortization of intangibles. The Company expects revenue in the third and fourth quarters of 2004 to be higher than in the second quarter driven by growth in paid subscribers, although the third quarter operating margins are expected to be negatively impacted by expenses associated with the new marketing campaign.

  For the six months ended June 30, 2004 compared to the six months ended June 30, 2003

        Revenue growth was primarily driven by the factors noted above. Overall, operating income and Operating Income Before Amortization in the first half of 2004 benefited from the increased revenues and lower domestic marketing costs due primarily to the shift in timing of the domestic offline media campaign from the first quarter in 2003 to a more steady flow during 2004. These results were partially offset by increased product development costs and increased spending on international operations.

IAC Local and Media Services

	Three months ended June 30,			Six months ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Revenues	$51.5	$45.2	14%	$83.6	$53.6	56%
Operating loss	(27.8)	(19.2)	44%	(55.6)	(38.6)	44%
As a percentage of revenue	(53.9)%	(42.6)%		(66.5)%	(72.1)%
Operating Income Before Amortization	(12.0)	(4.3)	178%	(25.6)	(11.1)	130%
As a percentage of revenue	(23.3)%	(9.5)%		(30.6)%	(20.7)%
Reconciliation:
Operating loss.	$(27.8)	$(19.2)		$(55.6)	$(38.6)
Amortization of non-cash distribution and marketing expense.	—	0.5		0.4	1.0
Amortization of intangibles.	15.8	14.4		29.6	26.5

Operating Income Before Amortization.	$(12.0)	$(4.3)		$(25.6)	$(11.1)

  For the three months ended June 30, 2004 compared to the three months ended June 30, 2003

        Revenues increased $6.3 million, or 14%, due to the acquisition of TripAdvisor in April 2004, partially offset by lower revenues of Entertainment Publications and Citysearch. Entertainment Publications' revenue decreased due to the sale of its Australian and New Zealand operations in 2003, which contributed $7.8 million of revenue in the three months ended June 30, 2003, and Citysearch revenues decreased slightly due to the shift of its business model from building web sites for local businesses for an annual fee, to the introduction of a new Pay-For-Performance business model in June 2003. Citysearch Pay-for-Performance revenues were $3.5 million for the three months ended June 30, 2004, an increase of 21% compared to the three months ended March 31, 2004. Operating income and Operating Income Before Amortization had higher losses of $8.6 million and $7.7 million, respectively, principally due to the sale of Entertainment Publications' Australian and New Zealand operations, which contributed $5.6 million in operating income and Operating Income Before Amortization in the three months ended June 30, 2003, as well as higher operating expenses related in part to Entertainment Publications' investments in its new online channel and other initiatives.

        Revenue for 2004 and 2003 includes $7.6 million and $1.0 million, respectively, for services provided to other IAC businesses.

  For the six months ended June 30, 2004 compared to the six months ended June 30, 2003

        Revenues increased due to the acquisition of TripAdvisor in April 2004 as well as the acquisition of Entertainment Publications in March 2003, partially offset by lower revenues of Citysearch due to the factors discussed above. Operating income and Operating Income Before Amortization decreased resulting primarily from the inclusion of Entertainment Publications' results for the full six months of 2004. Entertainment Publications' results are significantly seasonal with the majority of its profitability experienced in the fourth quarter. In addition, operating income and Operating Income Before Amortization were negatively impacted by the sale of its Australian and New Zealand operations, which contributed $5.6 million in operating income and Operating Income Before Amortization in the six months ended June 30, 2003.

        Revenue for 2004 and 2003 includes $8.2 million and $1.1 million, respectively, for services provided to other IAC businesses.

Financial Services and Real Estate

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(Dollars in millions)	(Dollars in millions)
Revenues	$44.6	$84.3
Operating loss	(1.2)	(4.7)
As a percentage of revenue	(2.6)%	(5.6)%
Operating Income Before Amortization	5.6	8.7
As a percentage of revenue	12.7%	10.4%
Reconciliation:
Operating loss	$(1.2)	$(4.7)
Amortization of non-cash compensation expense	0.9	1.8
Amortization of intangibles	5.9	11.6

Operating Income Before Amortization	$5.6	$8.7

        Financial Services and Real Estate consists of the results of LendingTree, which was acquired in August 2003. Thus, there are no comparable amounts included in IAC's results for the three or six months ended June 30, 2003. As a point of comparison, the discussions below compare the results of LendingTree for the three and six months ended June 30, 2004 to the comparable periods in 2003.

  For the three months ended June 30, 2004 compared to the three months ended June 30, 2003

        Revenue remained flat in 2004 as compared to 2003 due primarily to a 44% decrease in revenue from refinance mortgage activity, almost entirely offset by 83% growth in revenue from purchase mortgages, a 55% increase in revenue from closed real estate transactions and 16% growth in revenue from home equity loans.

        As expected, a rising interest rate environment has caused a shift towards lending products other than refinance mortgages. While consumer demand for total mortgage products dropped from last year's record high due to lower refinancing volume, the transmit rates for loan products expanded to a record high of 78% in the second quarter 2004 versus 65% in the second quarter 2003. The transmit rate is the percentage of completed loan and real estate qualification forms that were successfully transmitted to at least one lender or real estate broker.

  For the six months ended June 30, 2004 compared to the six months ended June 30, 2003

        Revenue growth remained flat for the six months ended June 30, 2004 due primarily to a 42% decrease in revenue from refinance mortgage activity, almost entirely offset by revenue from purchase mortgage activity, which rose 88%, and real estate and home equity product revenue, which grew by approximately 50% and 17%, respectively.

Teleservices

	Three months ended June 30,			Six months ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Revenues	$72.5	$69.5	4%	$144.3	$140.3	3%
Operating income	4.2	1.7	151%	7.4	3.6	106%
As a percentage of revenue	5.8%	2.4%		5.1%	2.5%
Operating Income Before Amortization	4.2	1.7	151%	7.4	3.6	106%
As a percentage of revenue	5.8%	2.4%		5.1%	2.5%

  For the three months ended June 30, 2004 compared to the three months ended June 30, 2003

        Revenue growth was driven mainly by increases in existing client programs, including an earlier than anticipated ramp-up in certain seasonal client programs, as well as new business. Operating income and Operating Income Before Amortization each increased $2.5 million, or 151%, due to increased revenue and lower operating expenses, including lower depreciation expense and fixed costs, as management continued to focus on improving operating efficiencies. Revenue for the three months ended June 30, 2004 and 2003 includes $4.9 million and $3.5 million, respectively, for services provided to other IAC businesses.

  For the six months ended June 30, 2004 compared to the six months ended June 30, 2003

        Revenue increased by $4.1 million due to factors noted above. Operating income and Operating Income Before Amortization increased by $3.8 million due to the aforementioned revenue increase together with decreases in depreciation expense and fixed costs in the first half of 2004. Revenue for the six months ended June 30, 2004 and 2003 includes $10.2 million and $7.0 million, respectively, for services provided to other IAC businesses.

        In the second quarter of 2003, the Company ceased operations of Avaltus, Inc., a subsidiary of PRC. Accordingly, the results of operations and statement of position of Avaltus are presented as discontinued operations for all periods presented.

Corporate and Other

  For the three months ended June 30, 2004 compared to the three months ended June 30, 2003

        Corporate operating losses in 2004 were $73.7 million compared with $27.1 million in 2003. The significant increase is primarily related to non-cash compensation of $54.4 million, including $43.5 million recognized with respect to the unvested stock options, warrants and restricted stock units assumed in the buy-ins of Ticketmaster, Hotels.com and Expedia, as well as expense related to restricted stock units, IAC's primary stock based compensation beginning in 2003.

  For the six months ended June 30, 2004 compared to the six months ended June 30, 2003

        Corporate operating losses in 2004 were $163.0 million compared with $46.5 million in 2003. The significant increase as noted above is primarily related to non-cash compensation of $122.5 million, including $88.6 million recognized with the buy-ins of Ticketmaster, Hotels.com and Expedia.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $975.4 million for the six months ended June 30, 2004 compared to $938.7 million in the same period of 2003. Expedia's and Hotels.com's working capital cash flows from their merchant hotel business models contributed significantly to the increase in cash provided by operating activities. In the merchant business, Expedia and Hotels.com receive cash from customers on hotel and air bookings before the stay or flight has occurred. These amounts are classified on our balance sheet as deferred merchant bookings. The payment to the suppliers related to these bookings is not made until approximately one week after booking for air travel and, for all other merchant bookings, after the customer's use and subsequent billing from the supplier. Therefore, especially for the hotel business, which is the majority of our merchant bookings, there is a significant period of time from the receipt of the cash from the customers to the payment to the suppliers. For the six months ended June 30, 2004 and 2003 deferred merchant bookings and deferred revenue at IACT increased $313.8 million and $274.3 million, respectively. There is a seasonal element to cash flow related to merchant bookings, as the first and second quarters have traditionally been quarters where hotel bookings significantly exceed stays, resulting in much higher cash flow related to working capital. In the other quarters, the difference between bookings and stays tends to be more even.

        Cash provided by operations and available cash were used to pay for acquisitions and deal costs, net of acquired cash, of $286.9 million. For the six months ended June 30, 2004 acquisitions and deal costs primarily relate to the acquisitions of TripAdvisor and Egencia.

        As of June 30, 2004, the Company has $1.3 billion of cash and $2.5 billion of marketable securities on hand, including $166.8 million in funds representing amounts equal to the face value of tickets sold by Ticketmaster on behalf of its clients. Ticketmaster net funds collected on behalf of clients increased $50.2 million and $23.7 million in the first half of 2004 and 2003, respectively.

        In 2003, IAC announced that its Board of Directors authorized the repurchase of up to 80 million shares of IAC common stock. IAC may purchase shares over an indefinite period of time, on the open market or through private transactions, depending on market conditions, share price and other factors. The amount and timing of purchases, if any, will depend on market conditions and other factors, including IAC's overall capital structure. Pursuant to the Board's authorization, through June 30, 2004, IAC purchased 49.4 million shares leaving an outstanding authorization to purchase 30.6 million shares. For the six months ended June 30, 2004 IAC purchased 8.1 million shares for aggregate consideration of $247.7 million. We expect funds for future purchases, if any, will come from cash on hand.

        IAC anticipates that it will need to invest working capital towards the development and expansion of its overall operations. The Company may make a significant number of acquisitions, which could result in the reduction of its cash balance or the incurrence of debt. Furthermore, future capital expenditures may be higher than current amounts over the next several years.

        The uncertainty caused by the current economic, political and transportation climates may affect future demand for our products and services. As previously discussed, a significant amount of operating cash flow is from increased deferred merchant bookings and the period between receipt of cash from the customer and payment of cash to the vendor. A change in this historical pattern could result in a decrease in operating cash flow, or negative operating cash flows in certain periods. We believe that our financial situation would enable us to absorb a significant potential downturn in business. As a result, in management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet IAC's foreseeable needs.

IAC'S PRINCIPLES OF FINANCIAL REPORTING

        IAC reports Operating Income Before Amortization as a supplemental measure to GAAP. This measure is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should generally have access to the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures, which we discuss below.

Definitions of IAC's Non-GAAP Measure

        Operating Income Before Amortization is defined as operating income plus: (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of intangibles and goodwill impairment, if applicable, (3) pro forma adjustments for significant acquisitions and (4) one-time items. We believe this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's income statement of certain expenses, including non-cash compensation associated with IAC's employees, non-cash payments to partners, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

One-Time Items

        Operating Income Before Amortization is presented before one-time items. These items are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. GAAP results include one-time items. Merger costs incurred by Expedia, Hotels.com and Ticketmaster for investment banking, legal, and accounting fees were related directly to the mergers and were the only costs treated as one-time items for calculating Operating Income Before Amortization. These costs were incurred solely in relation to the mergers, but may not be capitalized since Expedia, Hotels.com and Ticketmaster were considered targets in the transaction for accounting purposes. These costs do not directly benefit operations in any manner, would not normally be recorded by IAC if not for the fact it already consolidated these entities, and are all related to the same transaction, as IAC simultaneously announced its intention to commence its exchange offer for the companies in 2002. The majority of costs are for advisory services provided by investment bankers, and the amounts incurred in 2003 were pursuant to the same fee letters entered into by each company in 2002. Given these factors, we believe it is appropriate to consider these costs as one-time.

Non-Cash Expenses That Are Excluded From Our Non-GAAP Measures

        Amortization of non-cash compensation expense consists of restricted stock and options expense, which relates mostly to unvested options assumed by IAC in the Ticketmaster, Hotels.com and Expedia mergers. We view this expense as part of transaction costs, which are not paid in cash and we include the related shares in our fully diluted shares outstanding. Non-cash compensation also includes the expense associated with grants of restricted stock units for compensation purposes.

        Amortization of non-cash distribution and marketing expense consists mainly of Hotels.com performance warrants issued to obtain distribution and non-cash advertising secured from Universal

Television as part of the Vivendi transaction. The Hotels.com warrants were principally issued as part of its initial public offering, and we do not anticipate replicating these arrangements. With the termination of the Travelocity affiliate agreement in September 2003, all outstanding Travelocity warrants were cancelled although certain other Hotels.com warrants remain outstanding. The non-cash advertising from Universal is primarily for the benefit of Expedia, which runs television advertising primarily on the USA and Sci Fi cable channels without any cash cost. Ticketmaster and Match.com also recognized non-cash distribution and marketing expense related to barter arrangements, which expired in March 2004, for distribution secured from third parties, whereby advertising was provided by Ticketmaster and Match.com to a third party in return for distribution over the third party's network. The advertising provided was secured by IAC, which in turn secured the non-cash advertising pursuant to an agreement with Universal as part of the Vivendi transaction. Sufficient advertising has been secured to satisfy existing obligations. We do not expect to replace this non-cash marketing with an equivalent cash expense after it runs out in 2007, nor would IAC incur such amounts absent the advertising received in the Vivendi transaction.

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

Reconciliation of Operating Income Before Amortization

        The following table is a reconciliation of Operating Income Before Amortization to operating income and net earnings (loss) available to common shareholders for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)
Operating Income Before Amortization	$250,120	$202,898	$447,723	$376,847
Amortization of non-cash distribution and marketing expense	(4,733)	(12,726)	(11,072)	(23,215)
Amortization of non-cash compensation expense	(55,342)	(14,431)	(124,310)	(24,642)
Amortization of intangibles	(79,931)	(55,558)	(159,648)	(107,714)
Merger costs(a)	—	(8,429)	—	(10,525)

Operating income	110,114	111,754	152,693	210,751
Interest income	48,386	44,526	93,795	84,356
Interest expense	(20,784)	(22,340)	(41,539)	(46,618)
Equity in earnings (losses) of VUE	11,038	4,258	10,686	(239,018)
Equity in earnings (losses) in unconsolidated subsidiaries and other expenses	5,207	(171)	12,735	(2,050)
Income tax benefit (expense)	(59,526)	(51,683)	(88,749)	2,491
Minority interest	(2,871)	(28,415)	(4,267)	(54,142)
Discontinued operations, net of tax	(18,368)	38,265	(20,631)	33,628
Preferred dividend	(3,262)	(3,264)	(6,526)	(6,528)

Net earnings (loss) available to common shareholders	$69,934	$92,930	$108,197	$(17,130)

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

RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net earnings (losses) available to common shareholders in total (in millions; rounding differences may occur):

	For the three months ended June 30, 2004:
	Operating Income Before Amortization	Amortization of non-cash items	Merger costs	Operating income (loss)
IAC Travel	$170.6	$(41.2)	$—	$129.3
HSN–US	41.6	(13.2)	—	28.3
HSN–International	5.0	(0.3)	—	4.7
Ticketing	46.7	(6.2)	—	40.5
Personals	9.5	(1.7)	—	7.8
IAC Local and Media Services	(12.0)	(15.8)	—	(27.8)
Financial Services and Real Estate	5.6	(6.8)	—	(1.2)
Teleservices	4.2	—	—	4.2
Interactive Development Group	(1.8)	(0.3)	—	(2.1)
Corporate expense and other adjustments	(19.3)	(54.4)	—	(73.7)

TOTAL	$250.1	$(140.0)	$—	$110.1

Other income, net				43.8

Earnings from continuing operations before income taxes and minority interest				154.0
Income tax expense				(59.5)
Minority interest				(2.9)

Earnings from continuing operations				91.6
Discontinued operations, net of tax				(18.4)

Earnings before preferred dividend				73.2
Preferred dividend				(3.3)

Net earnings available to common shareholders				$69.9

	For the three months ended June 30, 2003:
	Operating Income Before Amortization	Amortization of non-cash items	Merger costs	Operating income (loss)
IAC Travel	$132.5	$(35.4)	$(8.4)	$88.7
HSN–US	39.8	(12.2)	—	27.7
HSN–International	6.8	(0.3)	—	6.5
Ticketing	36.1	(7.9)	—	28.2
Personals	10.2	(2.6)	—	7.6
IAC Local and Media Services	(4.3)	(14.9)	—	(19.2)
Teleservices	1.7	—	—	1.7
Interactive Development Group	(1.2)	(1.1)	—	(2.2)
Corporate expense and other adjustments	(18.2)	(8.4)	—	(26.6)
Intersegment Elimination	(0.5)	—	—	(0.5)

TOTAL	$202.9	$(82.7)	$(8.4)	$111.8

Other expenses, net				26.3

Earnings from continuing operations before income taxes and minority interest				138.0
Income tax expense				(51.7)
Minority interest				(28.4)

Earnings from continuing operations				57.9
Discontinued operations net of tax				38.3

Earnings before preferred dividend				96.2
Preferred dividend				(3.3)

Net earnings available to common shareholders				$92.9

	For the six months ended June 30, 2004:
	Operating Income Before Amortization	Amortization of non-cash items	Merger costs	Operating income (loss)
IAC Travel	$298.1	$(84.1)	$—	$214.0
HSN–US	83.2	(26.5)	—	56.7
HSN–International	9.8	(0.7)	—	9.1
Ticketing	93.5	(12.4)	—	81.1
Personals	15.9	(5.2)	—	10.7
IAC Local and Media Services	(25.6)	(30.0)	—	(55.6)
Financial Services and Real Estate	8.7	(13.4)	—	(4.7)
Teleservices	7.4	—	—	7.4
Interactive Development Group	(2.8)	(0.3)	—	(3.1)
Corporate expense and other adjustments	(40.9)	(122.5)	—	(163.4)
Intersegment Elimination	0.4	—	—	0.4

TOTAL	$447.7	$(295.0)	$—	$152.7

Other income, net				75.7

Earnings from continuing operations before income taxes and minority interest				228.4
Income tax expense				(88.7)
Minority interest				(4.3)

Earnings from continuing operations				135.4
Discontinued operations, net of tax				(20.6)

Earnings before preferred dividend				114.7
Preferred dividend				(6.5)

Net earnings available to common shareholders				$108.2

	For the six months ended June 30, 2003:
	Operating Income Before Amortization	Amortization of non-cash items	Merger costs	Operating income (loss)
IAC Travel	$236.2	$(67.0)	$(10.5)	$158.6
HSN–US	70.5	(24.3)	—	46.1
HSN–International	21.8	(0.7)	—	21.1
Ticketing	77.6	(15.0)	—	62.6
Personals	12.9	(4.7)	—	8.2
IAC Local and Media Services	(11.1)	(27.5)	—	(38.6)
Teleservices	3.6	—	—	3.6
Interactive Development Group	(2.2)	(2.1)	—	(4.4)
Corporate expense and other adjustments	(31.5)	(14.2)	—	(45.7)
Intersegment Elimination	(0.8)	—	—	(0.8)

TOTAL	$376.8	$(155.6)	$(10.5)	$210.8

Other expenses, net				(203.3)

Earnings from continuing operations before income taxes and minority interest				7.4
Income tax benefit				2.5
Minority interest				(54.1)

Loss from continuing operations				(44.2)
Discontinued operations net of tax				33.6

Loss before preferred dividend				(10.6)
Preferred dividend				(6.5)

Net loss available to common shareholders				$(17.1)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Quarterly Report on Form 10-Q (the "10-Q") contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements.

        Forward-looking statements included in this 10-Q are principally set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements include statements relating to: IAC's future financial performance, including statements anticipating growth in IAC's revenues and Operating Income Before Amortization, IAC's business prospects and strategy, anticipated trends and prospects in the various industries in which IAC and its businesses operate, new products, services and related strategies and other similar matters.

        These forward-looking statements reflect the views of IAC management regarding current expectations and projections about future events and are based on currently available information. Readers should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this 10-Q. IAC does not undertake any obligation to publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise.

        The occurrence of one or more of the following could cause the actual results of IAC and its businesses to differ materially from the forward-looking statements made in this 10-Q:

  •
  material adverse changes in economic conditions generally or in any of the markets or industries in which IAC's various businesses operate;

  •
  acts of terrorism, war or political instability;

  •
  changes in IAC's ability to depend on the continued contributions of its senior corporate management, particularly Mr. Diller, IAC's Chairman and Chief Executive Officer, as well as those of senior management at its various businesses;

  •
  changes affecting the ability of IAC to maintain and develop its existing brands and distribution channels, as well as to make the requisite expenditures in connection with these initiatives in a cost-effective manner;

  •
  adverse changes to, or interruptions in, IAC's relationships with its partners, suppliers and other parties with whom it has significant relationships;

  •
  changes adversely affecting the continued growth of the Internet, the e-commerce industry and broadband access, as well as the related rate of online migration in the various markets and industries in which IAC's businesses operate;

  •
  changes adversely affecting IAC's ability to maintain, upgrade and adapt its technology and infrastructure in response to changes in consumer preferences, increased demand for its products and services and changes in industry standards and practices, as well as its ability to ensure the security and privacy of personal information transmitted through its websites and other distribution channels;

  •
  changes adversely affecting the ability of IAC to expand the reach of its various businesses into international markets, particularly in Europe, as well as to successfully manage risks specific to international operations, including, but not limited to, the following:

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

  •
  changes adversely affecting IAC's ability to successfully manage risks in connection with the integration of acquired businesses, including:

  •
  the integration of the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with IAC's existing operations and systems;

  •
  the retention of senior management and other key personnel at acquired businesses;

  •
  strain on IAC management, operations and financial resources; and

  •
  unfavorable changes in the legal and regulatory framework applicable to IAC and its businesses in the United States and abroad, including:

  •
  the promulgation of new, and/or the amendment of existing, laws, rules and regulations applicable to IAC and its businesses; and

  •
  changes in the application or interpretation of existing laws, rules and regulations in the case of IAC and its businesses.

    In each case, laws, rules and regulations include, among others, those relating to sales, use, occupancy, value-added and other taxes, consumer protection and privacy, the Internet and e-commerce.

        Oral statements made by IAC's directors, executive officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. As with the forward-looking statements included in this 10-Q, these forward-looking statements are by nature inherently uncertain and actual results may differ materially as a result of many factors, including, but not limited to, those discussed above.

Item 2. Quantitative and Qualitative Disclosures about Market Risk

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

        At June 30, 2004, the Company's outstanding debt approximated $1.1 billion, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps, to hedge certain interest rate exposures. The Company's intent is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. The Company's objective in managing its exposure to interest rate risk on its long-term debt is to maintain a certain range between floating rate and fixed rate debt. This policy enables the Company to manage its exposure to the impact of interest rate changes both on its earnings and cash flows and on its financial position. As such, during 2003 the Company entered into two interest rate swap agreements with a notional amount of $250 million and $150 million, respectively, in each case related to a portion of our fixed rate 7% Senior Notes due in 2013 (the "Notes"). On January 7, 2004, to further manage its exposure to interest rate risk, the Company entered into an additional interest rate swap agreement with a notional amount of $100 million related to a portion of the Notes. As of June 30, 2004, of the $750 million total notional amount of the Notes, the interest rate is fixed on $250 million with the balance of $500 million remaining at a floating rate of interest based on the spread over 6-month LIBOR. The fair value of the interest rate swaps at June 30, 2004 was an unrealized loss of $16.4 million. If the LIBOR rates were to increase (decrease) by 100 basis points, then the interest payments on the $500 million of variable rate debt would have increased (decreased) by $2.5 million for the first six months of 2004.

Foreign Currency Exchange Risk

        The Company conducts business in certain foreign markets, primarily in Canada and the European Union. The Company's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro, British Pound Sterling and Canadian Dollar. However, the exposure is mitigated since the Company intends to reinvest profits from international operations in order to grow the businesses.

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

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. Transaction gains and losses related to the contract and liability are recognized each period in our statement of operations and are offsetting. The fair value of this foreign exchange forward contract at June 30, 2004 was an unrealized loss of $5.4 million.

        During the fourth quarter of 2003, one of the Company's subsidiaries entered into a cross currency swap with a notional amount of Euro 39 million which is to mature on October 30, 2013 and is used to hedge against the change in value of an asset denominated in a currency other than the subsidiary's functional currency. This swap enables the Company to pay Euro at a rate of the three-month

EURIBOR plus 0.50% on Euro 39 million. In exchange the Company receives 4.9% interest on $46.4 million. In addition, on April 14, 2004, one of the Company's subsidiaries entered into a cross currency swap with a notional amount of Euro 38.2 million which is to mature on April 7, 2014 and is used to hedge against the change in value of an asset in a similar manner to the swap described above. This swap enables the Company to pay Euro at a rate of the six-month EURIBOR plus 0.90% on Euro 38.2 million. In exchange the Company receives 5.47% interest on $45.9 million. At the date of maturity, these agreements call for the exchange of notional amounts. The fair value of these cross currency swaps at June 30, 2004 was an unrealized loss of $5.5 million.

Equity Price Risk

        The Company has a minimal investment in equity securities of publicly traded companies. These investments, as of June 30, 2004, were considered available-for-sale, with the unrealized gain deferred as a component of shareholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its investment strategy.

        The Company has substantial investments in VUE as of June 30, 2004, including preferred interests with a carrying value of approximately $2 billion and common interests with a carrying value of $774 million. The Company has reviewed the carrying value of these investments as of June 30, 2004 and believes they are reasonable.

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

Tax-Related Litigation against Vivendi

        As previously disclosed in certain of the Company's SEC filings, including its filing on Form 10-K for the year ended December 31, 2003 (the "2003 10-K"), IAC is involved in a tax-related dispute with Vivendi Universal, S.A. ("Vivendi"). On April 15, 2003, IAC commenced an action in the Delaware Chancery Court, captioned USA Interactive and USANi Sub LLC v. Vivendi Universal, S.A., USI Entertainment Inc., and Vivendi Universal Entertainment LLLP, No. CA-20260. This lawsuit arises out of the failure of Vivendi Universal Entertainment LLLP ("VUE"), a limited-liability limited partnership controlled at the start of the lawsuit by Vivendi, to pay to IAC and its affiliates, as partners in VUE, certain cash tax distributions on their preferred interests in VUE due to them over a period of years under the express terms of the partnership agreement that governs VUE. IAC's complaint requests that VUE be ordered to make these payments as they become due under the partnership agreement.

        As previously disclosed by the Company, on January 30, 2004, IAC filed a motion for judgment on the pleadings, on the grounds that the plain and clear language of the partnership agreement entitles IAC, as a matter of law, to the relief it seeks. The defendants' opposition to IAC's motion was filed on April 6, 2004. IAC's reply brief in support of its motion was filed on April 27, 2004. Oral argument on the motion was heard on May 12, 2004. The parties submitted post-argument letter briefs in May and June 2004.

        On June 30, 2004, the Court issued a Memorandum Opinion in IAC's favor. The Court ruled that the relevant provisions of the partnership agreement requiring the payment of cash tax distributions on the preferred interests in VUE are clear and unambiguous on their face and that the defendants had not adequately pleaded facts supporting their defenses that those provisions were the result of either the parties' mutual or the defendants' unilateral mistake. On August 5, 2004, the Court entered a Final Order and Judgment granting IAC's motion for judgment on the pleadings, dismissing the defendants' counterclaims with prejudice, ordering VUE to pay previously unpaid distributions, and declaring that VUE is obligated, pursuant to the terms of the partnership agreement, to make the disputed tax distribution payments in the future.

        The defendants have publicly announced their intention to appeal the Court's decision.

Hotels.com Consumer Class Action Litigation and Arbitration

        The Olvera Class-Action Litigation. As previously disclosed in certain of the Company's SEC filings, including the 2003 10-K, on June 20, 2003, a purported class action against Hotels.com, Nora J. Olvera, Individually and on Behalf of All Others Similarly Situated v. Hotels.com, Inc., No. DC-03-259, was filed in the 229th District Court, Duval County, Texas. The complaint alleges that Hotels.com collects "excess" hotel occupancy taxes from consumers (i.e., allegedly charges consumers more for occupancy taxes than it remits to the taxing authorities). The complaint sought certification of a nationwide class of all persons who have purchased hotel accommodations from Hotels.com since June 20, 1999, as well as restitution of, disgorgement of, and the imposition of a constructive trust upon all "excess" taxes allegedly collected by Hotels.com. The complaint was later amended to name as defendants Hotels.com, L.P., Hotels.com, and IAC.

        As previously disclosed by the Company, on February 4, 2004, Hotels.com, L.P. filed a motion to dismiss the Olvera lawsuit for lack of subject-matter jurisdiction, based upon the named plaintiff's not being in fact a member of the class that she purports to represent. That motion, together with the Hotels.com defendants' previously filed motion to stay the lawsuit pending the outcome of the arbitration proceeding described below, was denied by the court on May 20, 2004.

        On May 6, 2004, the plaintiff in the Olvera lawsuit filed a third amended complaint containing substantially the same factual allegations and requests for relief as her prior pleadings, but with additional allegations in support of her position that the court has personal jurisdiction over IAC.

        The Olvera Arbitration. As previously disclosed in certain of the Company's SEC filings, including the 2003 10-K, on September 25, 2003, the plaintiff in the Olvera litigation filed with the American Arbitration Association in Dallas, Texas, a demand for arbitration against Hotels.com, L.P. The arbitration claim purports to be a class proceeding, contains substantially the same factual allegations as those made in the Olvera lawsuit, and seeks the same relief.

        As previously disclosed by the Company, on May 6, 2004, Hotels.com, L.P. filed a motion to dismiss the Olvera arbitration claim for lack of subject-matter jurisdiction, on the grounds that under Texas law the tax-based nature of the claim requires that it be adjudicated in a state administrative proceeding, not a private-party proceeding such as an arbitration. A hearing on that motion, as well as on the issue whether the governing arbitration clause permits the arbitration to be maintained as a class proceeding, was held on July 9, 2004. The parties are awaiting the arbitrator's decision.

        The Canales Class-Action Litigation. As previously disclosed by the Company in its report on Form 10-Q for the quarter ended March 31, 2004, on March 26, 2004, the plaintiff in a separate class action, Mary Canales, Individually and on Behalf of All Others Similarly Situated v. Hotels.com, L.P., No. DC-03-162, pending in the 229th District Court, Duval County, Texas, filed a second amended complaint containing allegations concerning the collection and remittance of hotel occupancy taxes that are substantially similar to allegations made in the Olvera lawsuit.

        On May 13, 2004, the plaintiff in the Canales litigation filed a third amended complaint alleging in essence (i) that Hotels.com charges consumers "taxes" that exceed the amount required by or remitted to the applicable taxing authorities, and (ii) that Hotels.com charges consumers "fees" that do not correspond to any specific services provided. The amended pleading continues to seek nationwide class certification, asserts a claim only for breach of contract, and seeks damages in an unspecified amount.

        Also on May 13, 2004, the plaintiff filed a motion for class certification. On June 24, 2004, Hotels.com, L.P. filed its opposition to that motion.

        On July 9, 2004, the plaintiffs in the Olvera lawsuit filed a petition in intervention in the Canales lawsuit and a motion to stay the proceedings in that lawsuit or, alternatively, for a continuance of the hearing on the class-certification motion for a period of at least three months. The gravamen of the

Olvera plaintiffs' intervention and motion is that the Canales plaintiff has transformed her lawsuit into a "copycat" of the Olvera lawsuit, to the potential detriment of the Olvera plaintiffs. On July 13, 2004, the Canales plaintiff filed a motion to strike the Olvera plaintiffs' intervention and motion. On August 2, 2004, the court heard argument on the two motions. On August 3, 2004, the court adjourned the hearing on the class-certification motion without date.

        The Company believes that the claims in the Olvera lawsuit, the Olvera arbitration, and the Canales lawsuit lack merit and will continue to defend vigorously against them.

Litigation Relating to Hotels.com's Guidance for the Fourth Quarter of 2002

        As previously disclosed in certain of the Company's SEC filings, including the 2003 10-K, on January 10, 2003, a securities class action, Daniel Taubenfeld et al., on Behalf of Themselves and All Others Similarly Situated v. Hotels.com et al., No. 3:03-CV-0069-N, was filed in the United States District Court for the Northern District of Texas, arising out of Hotels.com's downward revision of its guidance for the fourth quarter of 2002. This lawsuit alleges that the defendants, Hotels.com and three of its former executives, violated the federal securities laws during the period from October 23, 2002 to January 6, 2003 (the "Class Period"), by knowingly (i) making certain materially false and misleading public statements with respect to the anticipated performance of Hotels.com during the fourth quarter of 2002, and (ii) concealing from the investing public certain material events and developments that were likely to render that anticipated performance unattainable. The lawsuit seeks certification of a class of all non-defendant purchasers of Hotels.com stock during the Class Period and seeks damages in an unspecified amount suffered by the putative class. The defendants' motion to dismiss the consolidated complaint remains pending.

        As previously disclosed by the Company, a related consolidated shareholder derivative action, In re Hotels.com Derivative Litigation, No. 3:03-CV-501-K, is pending in the same court. On April 26, 2004, a consolidated amended complaint was filed, asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment against sixteen current or former directors of Hotels.com and seeking damages, restitution, and disgorgement of profits in an unspecified amount, together with the imposition of a constructive trust on those profits. The amended complaint further alleges that certain of the individual defendants caused Hotels.com to enter into the IAC/Hotels.com merger transaction in order, among other self-interested reasons, to procure the dismissal of the previously filed derivative actions. In this respect, the amended complaint seeks a judicial declaration, on behalf of all pre-merger public shareholders of Hotels.com stock, that the IAC/Hotels.com merger agreement, which resulted in a merger transaction that closed on June 23, 2003, is unlawful and unenforceable.

        On June 28, 2004, the defendants filed a motion to dismiss the consolidated amended complaint.

        The Company believes that both the securities class action and the shareholder derivative action lack merit and will continue to defend vigorously against them.

HSN Consumer Class Action Litigations

        As previously disclosed in certain of the Company's SEC filings, including the 2003 10-K, several HSN entities are defendants in three class-action litigations pending in the state courts of Illinois, Florida, and California and brought on behalf of consumers who purchased Proteva personal computers and experienced product defects, did not receive offered rebates, or were not provided advertised customer or warranty service.

        On June 10, 2004, HSN and the plaintiffs in these Illinois, Florida, and California cases entered into a Class Action Settlement and Release Agreement (the "Agreement") resolving all of the cases on terms not material to the Company. Pursuant to the Agreement, and subject to the jurisdiction and approval of the court in the Illinois case, a nationwide class settlement will be effectuated through the submission of claims by class members, who will receive cash payments in amounts based principally upon the seriousness of the problems they encountered and their ability to substantiate those problems with documentation.

Item 2. Changes in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its Common Stock during the quarter ended June 30, 2004:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 2004(3)	14,907	$31.71	—	38,700,000
May 2004(4)	5,620,953	$30.43	5,620,663	33,079,337
June 2004(5)	2,504,034	$30.56	2,500,000	30,579,337

Total	8,139,894	$30.47	8,120,663	30,579,337

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

(3)
Reflects the withholding of shares of IAC Common Stock for payment of taxes due upon the vesting of shares of restricted stock and restricted stock units.

(4)
Reflects the (i) withholding of 290 shares of IAC Common Stock for payment of taxes due upon the vesting of restricted stock units and (ii) purchase of 5,620,663 shares of IAC Common Stock in the open market pursuant to the repurchase program described in note (2) above.

(5)
Reflects the (i) withholding of 4,034 shares of IAC Common Stock for payment of taxes due upon the vesting of restricted stock units and (ii) purchase of 2,500,000 shares of IAC Common Stock in the open market pursuant to the repurchase program described in note (2) above.

Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting

        On June 23, 2004, the annual meeting of stockholders was held. Stockholders present in person or by proxy, representing 577,962,338 shares of IAC Common Stock (entitled to one vote per share),

64,629,996 shares of IAC Class B Common Stock (entitled to ten votes per share) and 13,063,011 shares of IAC Preferred Stock (entitled to two votes per share), voted on the following matters:

        1.     The stockholders elected the following twelve directors of the Company to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

        Elected by holders of IAC Common Stock voting as a separate class:

	Number of Votes Cast in Favor	Number of Votes Cast Against or For Which Authority Was Withheld
Donald R. Keough	563,903,487	14,058,851
Gen. H. Norman Schwarzkopf	573,883,596	4,078,742
Alan G. Spoon	566,931,636	11,030,702

        Elected by holders of IAC Common Stock, IAC Class B Common Stock and IAC Preferred Stock, voting as a single class:

	Number of Votes Cast in Favor	Number of Votes Cast Against or For Which Authority Was Withheld
Richard N. Barton	1,246,614,774	3,773,546
Robert R. Bennett	1,165,284,088	85,104,232
Edgar Bronfman, Jr	1,157,876,875	92,511,445
Barry Diller	1,183,140,183	67,248,137
Victor A. Kaufman	1,184,177,773	66,210,547
Marie-Josée Kravis	1,246,665,374	3,722,946
John C. Malone	1,245,881,949	4,506,371
Steven Rattner	1,246,674,643	3,713,677
Diane Von Furstenberg	1,183,938,077	66,450,243

        2.     The holders of IAC Common Stock, IAC Class B Common Stock and IAC Preferred Stock, voting as a single class, also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ended December 31, 2004 as follows:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining
1,249,108,087	1,081,427	198,806

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

Exhibit Number		Description	Location
3.1		Restated Certificate of Incorporation of IAC.	Exhibit 3.1 to IAC's Current Report on Form 8-K, filed on October 14, 2003.
3.2		Certificate of Ownership and Merger merging NC3, Inc. into InterActiveCorp under the name IAC/InterActiveCorp.	Exhibit 3.1 to IAC's Current Report on Form 8-K, filed on July 14, 2004.
3.3		Amended and Restated ByLaws of IAC.	Exhibit 99.1 to IAC's Current Report on Form 8-K, filed on September 20, 2002.
31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

†
Filed herewith.

††
Furnished herewith.

b)
Reports on Form 8-K filed during the quarter ended June 30, 2004.

        On May 3, 2004, the Registrant filed a report on Form 8-K reporting under Item 9, "Regulation FD Disclosure" and Item 12, "Results of Operations and Financial Condition," attaching a press release announcing its results for the quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2004	IAC/INTERACTIVECORP
	By:	/s/ BARRY DILLER Barry Diller Chairman and Chief Executive Officer
Signature	Title	Date

/s/ BARRY DILLER Barry Diller	Chairman of the Board, Chief Executive Officer and Director	August 9, 2004
/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Executive Vice President and Chief Financial Officer	August 9, 2004
/s/ WILLIAM J. SEVERANCE William J. Severance	Vice President and Controller (Chief Accounting Officer)	August 9, 2004

QuickLinks

IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
IAC'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF NON-GAAP MEASURE
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
PART II OTHER INFORMATION
SIGNATURES