Form 10-Q
period 2004-09-30
IAC/INTERACTIVECORP
filed 2004-11-09
CIK 891103

As filed with the Securities and Exchange Commission on November 9, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

(Address of Registrant’s principal executive offices)

(212) 314-7300

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of October 25, 2004, the following shares of the Registrant’s common stock were outstanding:

Common Stock, including 311,513 shares of restricted stock	628,009,748
Class B Common Stock	64,629,996
Total outstanding Common Stock	692,639,744

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of October 25, 2004 was $9,823,680,161. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

PART I   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Service revenue	$939,680	$1,061,591	$2,714,322	$2,879,415
Product sales	565,401	548,679	1,762,648	1,644,100
Net revenue	1,505,081	1,610,270	4,476,970	4,523,515
Cost of sales—service revenue	333,257	562,943	999,410	1,551,481
Cost of sales—product sales	323,851	320,632	1,028,097	958,632
Gross profit	847,973	726,695	2,449,463	2,013,402
Selling and marketing expense	307,012	251,701	917,212	663,914
General and administrative expense	183,991	185,741	539,577	508,710
Other operating expense	36,036	27,933	103,443	87,147
Amortization of cable distribution fees	18,275	18,383	54,067	50,313
Amortization of non-cash distribution and marketing expense	3,256	21,470	14,328	44,685
Amortization of non-cash compensation expense	57,845	81,552	182,155	106,194
Amortization of intangibles	79,767	76,890	239,415	184,604
Depreciation expense	44,581	50,514	130,164	134,373
Restructuring costs	5,222	708	4,421	383
Merger costs	—	940	—	11,465
Operating income	111,988	10,863	264,681	221,614
Other income (expense):
Interest income	47,719	46,175	141,514	130,531
Interest expense	(22,054)	(20,641)	(63,593)	(67,259)
Equity in income (losses) of VUE	607	12,157	11,293	(226,861)
Equity in income (losses) in unconsolidated subsidiaries and other	4,158	(4,849)	16,893	(6,899)
Total other income (expense), net	30,430	32,842	106,107	(170,488)
Earnings from continuing operations before income taxes and minority interest	142,418	43,705	370,788	51,126
Income tax expense	(44,449)	(13,116)	(133,198)	(10,625)
Minority interest in income of consolidated subsidiaries	(6,445)	(8,261)	(10,712)	(62,403)
Earnings (loss) from continuing operations	91,524	22,328	226,878	(21,902)
Income (loss) from discontinued operations, net of tax	1,217	(348)	(19,414)	33,280
Earnings before preferred dividends	92,741	21,980	207,464	11,378
Preferred dividends	(3,263)	(3,264)	(9,789)	(9,792)
Net income available to common shareholders	$89,478	$18,716	$197,675	$1,586
Income (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.13	$0.03	$0.31	$(0.06)
Diluted earnings (loss) per share from continuing operations	$0.12	$0.02	$0.29	$(0.07)
Basic earnings per share	$0.13	$0.03	$0.28	$0.00
Diluted earnings (loss) per share	$0.12	$0.02	$0.27	$(0.01)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,123,835	$899,062
Restricted cash and cash equivalents	42,706	31,356
Marketable securities	2,243,191	2,419,735
Accounts and notes receivable, net of allowance of $23,470 and $30,999, respectively	492,771	429,424
Inventories, net	272,898	215,995
Deferred income tax	34,972	65,071
Other current assets	177,698	154,333
Total current assets	4,388,071	4,214,976
PROPERTY, PLANT AND EQUIPMENT:
Computer and broadcast equipment	765,903	686,899
Buildings and leasehold improvements	171,559	155,212
Furniture and other equipment	167,431	154,378
Land	22,161	21,172
Projects in progress	52,081	30,962
	1,179,135	1,048,623
Less: accumulated depreciation and amortization	(688,312)	(575,446)
Total property, plant and equipment	490,823	473,177
OTHER ASSETS:
Goodwill	11,598,356	11,273,635
Intangible assets, net	2,404,744	2,513,889
Long-term investments	1,524,938	1,426,502
Preferred interest exchangeable for common stock	1,428,530	1,428,530
Cable distribution fees, net	94,007	128,971
Note receivables and advances, net of current portion	7,739	14,507
Deferred charges and other	96,860	93,928
Non-current assets of discontinued operations	340	340
TOTAL ASSETS	$22,034,408	$21,568,455

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$4,869	$2,850
Accounts payable, trade	785,375	687,977
Accounts payable, client accounts	205,106	142,002
Cable distribution fees payable	34,654	39,142
Deferred merchant bookings	473,748	218,822
Deferred revenue	99,166	180,229
Income tax payable	74,106	96,817
Other accrued liabilities	460,863	494,280
Current liabilities of discontinued operations	8,915	16,062
Total current liabilities	2,146,802	1,878,181
Long-term obligations, net of current maturities	1,122,050	1,120,097
Other long-term liabilities	132,211	67,981
Deferred income taxes	2,479,755	2,446,394
Common stock exchangeable for preferred interest	1,428,530	1,428,530
Minority interest	250,321	211,687
SHAREHOLDERS’ EQUITY:
Preferred stock—$.01 par value; authorized 100,000,000 shares; issued and outstanding 13,118,182	131	131
Common stock—$.01 par value; authorized 1,600,000,000 shares; issued 691,314,959 and 679,006,913 shares respectively, and outstanding 627,395,029 and 631,022,816 shares, respectively, including 314,014 and 452,035 of restricted stock, respectively	6,913	6,790
Class B convertible common stock—$.01 par value; authorized 400,000,000 shares; issued and outstanding 64,629,996	646	646
Additional paid-in capital	13,938,797	13,634,926
Retained earnings	2,474,627	2,276,952
Accumulated other comprehensive income	23,888	36,896
Treasury stock—63,919,930 and 47,984,097 shares, respectively	(1,965,265)	(1,535,758)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)
Total shareholders’ equity	14,474,739	14,415,585
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,034,408	$21,568,455

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

		Convertible Preferred Stock		Common Stock		Class B Convertible Common Stock		Addit. Paid-in	Retained	Accum. Other Comp	Treasury	Note Receivable From Key Executive for Common Stock
	Total	$	Shares	$	Shares	$	Shares	Capital	Earnings	Income	Stock	Issuance
	(In thousands)
Balance as of December 31, 2003	$14,415,585	$131	13,118	$6,790	679,007	$646	64,630	$13,634,926	$2,276,952	$36,896	$(1,535,758)	$(4,998)
Comprehensive income:
Net income for the nine months ended September 30, 2004	207,464	—	—	—	—	—	—	—	207,464	—	—	—
Decrease in unrealized gains in available for sale securities	(14,625)	—	—	—	—	—	—	—	—	(14,625)	—	—
Foreign currency translation	2,558	—	—	—	—	—	—	—	—	2,558	—	—
Net increase in loss on derivative contracts	(941)	—	—	—	—	—	—	—	—	(941)	—	—
Comprehensive income	194,456
Issuance of common stock upon exercise of stock options, restricted stock and other	107,346	—	—	123	12,307	—	—	107,223	—	—	—	—
Income tax benefit related to stock options exercised and restricted stock	18,631	—	—	—	—	—	—	18,631	—	—	—	—
Dividends on preferred stock	(9,789)	—	—	—	—	—	—	—	(9,789)	—	—	—
Amortization of non-cash compensation	178,017	—	—	—	—	—	—	178,017	—	—	—	—
Purchase of treasury stock	(429,507)	—	—	—	—	—	—	—	—	—	(429,507)	—
Balance as of September 30, 2004	$14,474,739	$131	13,118	$6,913	691,314	$646	64,630	$13,938,797	$2,474,627	$23,888	$(1,965,265)	$(4,998)

Accumulated other comprehensive income is comprised of unrealized gains (losses) on available for sale securities of $(14,180) and $445 at September 30, 2004 and December 31, 2003, respectively, foreign currency translation adjustments of $39,449 and $36,891 at September 30, 2004 and December 31, 2003, respectively, and net losses from derivative contracts of $(1,381) and $(440) at September 30, 2004 and December 31, 2003, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Earnings (loss) from continuing operations	$226,878	$(21,902)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	369,579	318,977
Amortization of non-cash distribution and marketing expense	14,328	44,685
Amortization of non-cash compensation expense	182,155	106,194
Amortization of cable distribution fees	54,067	50,313
Amortization of deferred financing costs	161	1,850
Deferred income taxes	63,293	(79,077)
Loss on retirement of bonds	—	8,639
Gain on sale of investment	—	(3,582)
Equity in (income) losses of unconsolidated subsidiaries, including VUE	(24,140)	224,287
Non-cash interest income	(30,854)	(27,022)
Minority interest	10,712	62,403
Increase in cable distribution fees	(17,870)	(21,898)
Changes in current assets and liabilities:
Accounts receivable and notes	(20,068)	(25,313)
Inventories	(63,228)	(48,413)
Prepaids and other assets	(39,240)	(16,182)
Accounts payable and accrued liabilities	64,527	307,700
Deferred revenue	21,202	88,887
Deferred merchant bookings	167,421	127,790
Funds collected by Ticketmaster on behalf of clients, net	38,639	63,201
Other, net	12,940	(16,514)
Net cash provided by operating activities	1,030,502	1,145,023
Cash flows from investing activities:
Acquisitions net of cash acquired	(433,684)	(358,842)
Capital expenditures	(159,287)	(130,137)
Decrease in long-term investments and notes receivable	(35,005)	(16,595)
Purchase of marketable securities	(2,731,148)	(6,018,455)
Proceeds from sale of marketable securities	2,907,693	4,564,596
Other, net	584	4,719
Net cash used in investing activities	(450,847)	(1,954,714)
Cash flows from financing activities:
Principal payments on long-term obligations	(3,919)	(27,314)
Purchase of treasury stock by IAC and subsidiaries	(429,507)	(895,270)
Repurchase of 1998 Senior Notes	—	(101,379)
Purchase of Vivendi warrants	—	(407,398)
Tax withholding payments on retired Expedia warrants	—	(32,508)
Proceeds from subsidiary stock, including stock options	—	57,358
Proceeds from issuance of common stock, including stock options	94,057	1,391,656
Preferred dividends	(9,789)	(9,792)
Other, net	2,410	3,339
Net cash used in financing activities	(346,748)	(21,308)
Net Cash Used In Discontinued Operations	(15,127)	(82,992)
Effect of exchange rate changes on cash and cash equivalents	6,993	12,594
Net Increase (Decrease) In Cash and Cash Equivalents	224,773	(901,397)
Cash and cash equivalents at beginning of period	899,062	1,998,114
Cash and Cash Equivalents at End of Period	$1,123,835	$1,096,717

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

IAC/InterActiveCorp operates leading and diversified businesses in sectors being transformed by the internet, online and offline...our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. All references to “IAC,” the “Company,” “we,” “our,” or “us” in this report are to IAC/InterActiveCorp.

IAC consists of the following segments:

•       IAC Travel (“IACT”), which includes Expedia.com, Hotels.com, Hotwire and Interval International;

•       Electronic Retailing, which includes HSN U.S. and HSN International;

•       Ticketing, which includes Ticketmaster;

•       Personals, which includes Match.com;

•       IAC Local and Media Services, which includes Citysearch, Evite, Entertainment Publications, TripAdvisor (since its acquisition in April 2004) and ServiceMagic (since its acquisition in September 2004);

•       Financial Services and Real Estate, which includes LendingTree (since its acquisition in August 2003);

•       Teleservices, which includes Precision Response Corporation (“PRC”); and

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

In the opinion of the Company, all adjustments necessary for a fair presentation of such Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company’s audited Consolidated Financial Statements and Notes thereto.

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

Significant estimates underlying the accompanying Consolidated Financial Statements include the inventory carrying adjustment, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles, including goodwill and other long-lived assets, carrying amount of long-term investments, including the Company’s investment in Vivendi Universal Entertainment LLLP (“VUE”), and various other operating allowances and accruals including accruals for contingent occupancy tax.

The Company is currently undergoing a study of its tax basis of certain assets, including its investment in VUE. This study is expected to be completed by year-end, and may result in a non-cash adjustment to the carrying value of the deferred tax liabilities.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) which amends FASB Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The Company adopted the expense recognition provision of SFAS No. 123 and is providing expense for stock based compensation for grants made on or after January 1, 2003 on a prospective basis as provided by SFAS No. 148, and will continue to provide pro forma information in the notes to financial statements to provide the results as if all equity awards issued in prior years were being expensed. The Company will continue to account for stock based compensation granted prior to January 1, 2003 in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees.” For restricted stock units issued, the value of the instrument is measured at the grant date at fair value and amortized ratably as non-cash compensation over the vesting term. For stock options issued since 2003, including unvested options assumed in acquisitions, the value of the options is measured at grant date at fair value and amortized over the remaining vesting term.

The following table illustrates the effect on earnings available to common shareholders and net earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Net income available to common shareholders, as reported	$89,478	$18,716	$197,675	$1,586
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	35,371	49,114	111,380	61,877
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40,151)	(69,897)	(125,720)	(123,857)
Pro forma net income (loss)	$84,698	$(2,067)	$183,335	$(60,394)
Earnings (loss) per share:
Basic as reported	$0.13	$0.03	$0.28	$0.00
Basic pro forma	$0.12	$0.00	$0.26	$(0.11)
Diluted as reported	$0.12	$0.02	$0.27	$(0.01)
Diluted pro forma	$0.12	$0.00	$0.25	$(0.12)

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

The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

Reclassifications

Certain amounts in the prior years’ Consolidated Financial Statements have been reclassified to conform to the 2004 presentation, including amounts related to the VUE deferred tax liability that were previously classified as minority interest, and have been reclassified for all periods presented as a reduction in the deferred tax liability.

See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a summary of all other significant matters relating to accounting policies.

NOTE 3—BUSINESS ACQUISITIONS

During 2003, IAC completed its acquisition of all of the outstanding shares of Hotels.com, Expedia and Ticketmaster that it did not already own.

The following unaudited pro forma condensed consolidated financial information for the three and nine months ended September 30, 2003 is presented to show the results of the Company to give effect to the merger of Ticketmaster with a wholly-owned subsidiary of IAC completed on January 17, 2003, the merger of Hotels.com with a wholly-owned subsidiary of IAC completed on June 23, 2003 and the merger of Expedia with a wholly-owned subsidiary of IAC completed on August 8, 2003, as if the transactions had occurred at January 1, 2003. The pro forma results include certain adjustments, including increased amortization related to intangible assets and non-cash compensation expense related to unvested stock options assumed by IAC in the mergers, as well as adjustments to shares outstanding, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned date.

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(In thousands, except per share data)
Net revenue	$1,610,270	$4,523,515
Earnings/(loss) from continuing operations	$39,662	$(27,078)
Net income (loss) available to common shareholders	$36,050	$(3,590)
Basic and diluted earnings (loss) from continuing operations available to common shareholders	$0.05	$(0.05)
Basic and diluted earnings (loss) per share from net income	$0.05	$(0.01)

NOTE 4—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for the Nine Months Ended September 30, 2004

For the nine months ended September 30, 2004, the Company incurred non-cash compensation expense of $182.2 million and non-cash distribution and marketing expense of $14.3 million. Amortization of non-cash distribution and marketing expense consists mainly of non-cash advertising secured from Universal Television as part of the Vivendi transaction. Ticketmaster and Match.com also recognized non-cash distribution and marketing expense related to barter arrangements that expired in March 2004 for distribution secured from third parties.

For the nine months ended September 30, 2004, IAC recognized $30.0 million of paid in kind interest income on the VUE Series A Preferred received in connection with the Vivendi transaction.

For the nine months ended September 30, 2004, the Company recognized pre-tax income of $24.1 million on equity earnings in unconsolidated subsidiaries, including income of $11.3 million from its 5.44% proportionate share in VUE.

For the nine months ended September 30, 2004, the Company recognized non-cash revenues of $13.6 million as a result of deferred revenue recorded in connection with its various acquisitions.

Supplemental Disclosure of Non-Cash Transactions for the Nine Months Ended September 30, 2003

On January 17, 2003, IAC completed its merger with Ticketmaster, issuing an aggregate of 45.5 million shares of IAC common stock.

On April 4, 2003, IAC completed the acquisition of uDate, issuing an aggregate of 5.5 million shares of IAC common stock.

On June 23, 2003, IAC completed its merger with Hotels.com, issuing an aggregate of 44.3 million shares of IAC common stock.

On August 8, 2003, IAC completed its mergers with Expedia and LendingTree, issuing an aggregate of 100.8 and 18.8 million shares, respectively, of IAC common stock.

For the nine months ended September 30, 2003, the Company incurred non-cash compensation expense of $106.2 million and non-cash distribution and marketing expense of $44.7 million.

For the nine months ended September 30, 2003, IAC recognized $27.7 million of paid in kind interest income on the VUE Series A Preferred received in connection with the Vivendi transaction.

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

NOTE 5—INDUSTRY SEGMENTS

The overall concept that IAC employs in determining its reportable operating segments is to present the results in a manner consistent with how the chief operating decision makers and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. Styleclick,

ECS and Avaltus, a PRC subsidiary, are presented as discontinued operations and, accordingly, are excluded from the schedules below.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Revenues:
IAC Travel (on a comparable net basis)(a)	$570,497	$460,899	$1,620,027	$1,225,193
Electronic Retailing
HSN U.S	437,060	423,000	1,343,026	1,242,349
HSN International	107,676	102,987	335,873	340,997
Total Electronic Retailing	544,736	525,987	1,678,899	1,583,346
Ticketing	181,978	177,601	579,342	560,183
Personals	49,741	48,274	147,049	137,351
IAC Local and Media Services	51,092	29,166	134,663	82,753
Financial Services and Real Estate	47,937	24,393	132,286	24,393
Teleservices	74,531	75,843	218,879	216,099
Intersegment Elimination(b)	(15,431)	(5,246)	(34,175)	(13,404)
Total	$1,505,081	$1,336,917	$4,476,970	$3,815,914
As reported:
IAC Travel(a)	$570,497	$734,252	$1,620,027	$1,932,794
Total	$1,505,081	$1,610,270	$4,476,970	$4,523,515
Operating income:
IAC Travel	$134,022	$80,066	$348,060	$238,676
Electronic Retailing
HSN U.S.	29,892	27,565	86,589	73,700
HSN International	8,972	1,572	18,093	22,650
Total Electronic Retailing	38,864	29,137	104,682	96,350
Ticketing	25,208	24,672	106,354	87,223
Personals	2,757	4,409	13,409	12,654
IAC Local and Media Services	(18,085)	(31,292)	(73,646)	(69,935)
Financial Services and Real Estate	(212)	(4,914)	(4,919)	(4,914)
Teleservices	5,899	2,328	13,265	5,900
Interactive Development	(1,374)	(757)	(4,436)	(5,131)
Corporate and other	(75,091)	(92,786)	(238,532)	(138,454)
Intersegment Elimination(b)	—	—	444	(755)
Total	$111,988	$10,863	$264,681	$221,614
Operating Income Before Amortization(c):
IAC Travel	$174,933	$137,456	$473,052	$373,631
Electronic Retailing
HSN U.S.	43,125	40,798	126,289	111,258
HSN International	9,300	1,896	19,077	23,664
Total Electronic Retailing	52,425	42,694	145,366	134,922
Ticketing	32,447	32,349	125,974	109,918
Personals	4,490	9,845	20,360	22,747
IAC Local and Media Services	(4,624)	(17,520)	(30,193)	(28,620)
Financial Services and Real Estate	6,502	2,881	15,241	2,881
Teleservices	5,899	2,328	13,265	5,900
Interactive Development	(1,172)	(757)	(3,952)	(2,988)
Corporate and other	(18,044)	(17,561)	(58,978)	(49,074)
Intersegment Elimination(b)	—	—	444	(755)
Total	$252,856	$191,715	$700,579	$568,562

(a)              As part of the integration of IACT’s businesses, Hotels.com conformed its merchant hotel business practices with those of the other IACT businesses. As a result, beginning January 1, 2004, IAC commenced prospectively reporting revenue for Hotels.com on a net basis, consistent with Expedia’s historical practice. Accordingly, we are including prior year results as though Hotels.com had reported revenue on a net basis for purpose of better comparability. There was no impact to operating income or Operating Income Before Amortization from the change in reporting.

(b)             Intersegment eliminations relate to services provided between IAC segments, including services provided by PRC and TripAdvisor to other IAC segments. These amounts are eliminated in consolidation.

(c)              Operating Income Before Amortization is defined as operating income plus: (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of intangibles and goodwill impairment, if applicable, (3) pro forma adjustments for significant acquisitions and (4) one-time items. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC’s segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC’s statement of operations of certain expenses, including non-cash compensation, non-cash payments to partners, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, GAAP financial statements and descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

The following table is a reconciliation of consolidated segment Operating Income Before Amortization to consolidated operating income and net income available to common shareholders for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Operating Income Before Amortization	$252,856	$191,715	$700,579	$568,562
Amortization of non-cash distribution and marketing expense	(3,256)	(21,470)	(14,328)	(44,685)
Amortization of non-cash compensation expense	(57,845)	(81,552)	(182,155)	(106,194)
Amortization of intangibles	(79,767)	(76,890)	(239,415)	(184,604)
Merger costs(a)	—	(940)	—	(11,465)
Operating income	111,988	10,863	264,681	221,614
Interest income	47,719	46,175	141,514	130,531
Interest expense	(22,054)	(20,641)	(63,593)	(67,259)
Equity in earnings (losses) of VUE	607	12,157	11,293	(226,861)
Equity in earnings (losses) in unconsolidated subsidiaries and other expenses	4,158	(4,849)	16,893	(6,899)
Income tax expense	(44,449)	(13,116)	(133,198)	(10,625)
Minority interest	(6,445)	(8,261)	(10,712)	(62,403)
Discontinued operations, net of tax	1,217	(348)	(19,414)	33,280
Preferred dividends	(3,263)	(3,264)	(9,789)	(9,792)
Net income available to common shareholders	$89,478	$18,716	$197,675	$1,586

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

The Company maintains operations in the United States, Germany, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories for the three and nine months ended September 30, 2004 and 2003 are presented below.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Revenue
United States	$1,221,368	$1,381,903	$3,681,323	$3,851,168
All other countries	283,713	228,367	795,647	672,347
	$1,505,081	$1,610,270	$4,476,970	$4,523,515

	September 30, 2004	December 31, 2003
Long-lived assets
United States	$533,009	$541,872
All other countries	51,821	60,276
	$584,830	$602,148

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The balance of goodwill and intangible assets is as follows (in thousands):

	September 30, 2004	December 31, 2003
Goodwill	$11,598,356	$11,273,635
Intangible assets with indefinite lives	1,467,835	1,418,990
Intangible assets with definite lives	936,909	1,094,899
	$14,003,100	$13,787,524

The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill for the nine months ended September 30, 2004 (in thousands):

	Balance as of January 1, 2004	Additions	(Deductions)	Foreign Exchange Translation	Balance as of September 30, 2004
IAC Travel	$6,214,139	$119,883	$(128,790)	$545	$6,205,777
Electronic Retailing
HSN	2,424,680	3	—	—	2,424,683
HSN International	313,812	—	—	(3,691)	310,121
Total Electronic Retailing	2,738,492	3	—	(3,691)	2,734,804
Ticketing	1,005,131	41,917	(4,135)	1,547	1,044,460
Personals	223,429	58	(408)	(936)	222,143
IAC Local and Media Services	206,584	326,396	(1,492)	—	531,488
Financial Services and Real Estate	571,859	48,843	(75,021)	—	545,681
Teleservices	314,001	2	—	—	314,003
Goodwill	$11,273,635	$537,102	$(209,846)	$(2,535)	$11,598,356

Deductions principally relate to (1) the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in purchase price when the deductions are realized, (2) adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts and (3) the elimination of valuation allowances recorded against purchased net operating losses. Additions relate to new acquisitions, primarily TripAdvisor, ServiceMagic and Egencia, as well as adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts.

NOTE 7—RESTRUCTURING CHARGES

As of September 30, 2004 and December 31, 2003, the accrual balance related to restructuring charges was $2.9 million and $5.0 million, respectively. The 2004 balance relates primarily to ongoing obligations for facility leases and employee termination agreements and are expected to be paid out according to the terms of these arrangements.

During the nine months ended September 30, 2004, net restructuring related expenses were $4.4 million and were principally related to (1) asset impairments and severance costs related to the shut down of HSN’s Salem, VA facility as HSN migrates certain operations to its new fulfillment center in Tennessee and (2) severance and other costs associated with the elimination of certain non-core business lines at the Personals segment. These charges were partially offset by the reversal of reserves related primarily to the favorable resolution of a contractual arrangement with a supplier. In addition, the Company made payments of $2.1 million related principally to lease obligations for abandoned facilities and employee termination costs.

NOTE 8—EQUITY INVESTMENTS

IAC beneficially owns 5.44% of the partnership common equity of VUE, plus certain preferred interests of VUE. This common interest is accounted for using the equity method. Due to the significance of the results of VUE in relation to IAC’s results in 2003, summary financial information for VUE is presented below. The investment was acquired May 7, 2002. The statement of operations data is recorded on a one-quarter lag due to the timing of receiving information from the partnership.

Summarized balances of the partnership are as follows (in thousands):

As of June 30, 2004 and for the period October 1, 2003 to June 30, 2004
Current assets	$2,716,189
Non-current assets	14,967,736
Current liabilities	2,091,618
Non-current liabilities	4,258,436
Net sales	5,548,289
Gross profit	1,586,416
Net income	368,933

Summarized aggregated financial information for the Company’s remaining equity investments, including Jupiter Shop Channel, TVSN (China), TM Mexico, TM Australia, GL Expedia (France) and eLong, Inc. (China), which was acquired on August 4, 2004, as of and for the nine months ended September 30, 2004 is summarized below (in thousands):

As of and for the nine months ended September 30, 2004
Current assets	$194,135
Non-current assets	74,619
Current liabilities	110,639
Non-current liabilities	32,908
Net sales	354,777
Gross profit	181,134
Net profit	14,869

NOTE 9—EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of Basic and Diluted GAAP earnings per share.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Earnings (loss) from continuing operations:
Numerator:
Earnings (loss) from continuing operations	$91,524	$22,328	$226,878	$(21,902)
Preferred stock dividends	(3,263)	(3,264)	(9,789)	(9,792)
Net earnings (loss) available to common shareholders	88,261	19,064	217,089	(31,694)
Effect of dilutive securities	—	(1,008)	—	(6,155)
Net earnings (loss) available to common shareholders after assumed conversions	$88,261	$18,056	$217,089	$(37,849)
Denominator:
Basic shares outstanding	693,404	667,770	696,478	564,087
Other dilutive securities including stock options, warrants and restricted stock and share units	40,381	57,885	49,035	—
Denominator for diluted earnings per share—weighted average shares(a)	733,785	725,655	745,513	564,087
Net income available to common shareholders:
Numerator:
Earnings before preferred dividends	$92,741	$21,980	$207,464	$11,378
Preferred stock dividends	(3,263)	(3,264)	(9,789)	(9,792)
Net earnings available to common shareholders	89,478	18,716	197,675	1,586
Effect of dilutive securities	—	(1,008)	—	(6,155)
Net earnings (loss) available to common shareholders after assumed conversions	$89,478	$17,708	$197,675	$(4,569)
Denominator
Basic shares outstanding	693,404	667,770	696,478	564,087
Other dilutive securities including stock options, warrants and restricted stock and share units	40,381	57,885	49,035	—
Denominator for diluted earnings per share—weighted average shares(a)	733,785	725,655	745,513	564,087
Income (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.13	$0.03	$0.31	$(0.06)
Discontinued operations, net of taxes	—	—	(0.03)	0.06
Basic earnings per share from net income (loss)	$0.13	$0.03	$0.28	$—
Diluted earnings (loss) per share from continuing operations	$0.12	$0.02	$0.29	$(0.07)
Discontinued operations, net of taxes	—	—	(0.02)	0.06
Diluted earnings (loss) per share from net income (loss)	$0.12	$0.02	$0.27	$(0.01)

(a)     Because the Company had a loss from continuing operations available to common shareholders for the nine months ended September 30, 2003, all potentially dilutive securities are not included in the denominator for computing dilutive earnings per share, since their impact on earnings per share from continuing operations would be anti-dilutive. In accordance with SFAS 128, the same shares are used to compute all earnings per share amounts. Securities that could potentially dilute basic EPS in the future that were not included in the fully diluted computation for the nine months ended September 30, 2003 amounted to 37.5 million shares.

NOTE 10—NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

In December 2002, the Company issued $750 million of 7% Senior Notes (the “2002 Senior Notes”). The 2002 Senior Notes, by their terms, are fully and unconditionally guaranteed by USANi LLC (the “Guarantor”), which is wholly owned by the Company.

The following tables present condensed consolidating financial information for the three and nine months ended September 30, 2004 and 2003 for: (1) the Company on a stand-alone basis, (2) the Guarantor, USANi LLC, on a stand-alone basis, (3) the combined non-guarantor subsidiaries of the Company (including the subsidiaries of USANi LLC (collectively, the “Non-Guarantor Subsidiaries”)) and (4) the Company on a consolidated basis.

As of and for the three months ended September 30, 2004:

	IAC	USANi LLC	Non- Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance Sheet as of September 30, 2004:
Current Assets	$6,550	$2,819,089	$1,562,337	$—	$4,387,976
Net current assets of discontinued operations.	—	—	95	—	95
Property and equipment, net	—	33,211	457,612	—	490,823
Goodwill and other intangible assets, net	—	—	14,003,100	—	14,003,100
Investment in subsidiaries	18,176,517	2,729,733	77,600	(20,983,850)	—
Other assets	202,441	2,782,873	166,760	—	3,152,074
Net non-current assets of discontinued operations	—	—	340	—	340
Total assets	$18,385,508	$8,364,906	$16,267,844	$(20,983,850)	$22,034,408
Current liabilities	$44,255	$23,507	$2,069,687	$438	$2,137,887
Net current liabilities of discontinued operations	—	—	8,915	—	8,915
Long-term debt, less current portion	—	1,110,433	11,617	—	1,122,050
Other liabilities and minority interest	1,819,947	8,639	1,033,679	22	2,862,287
Intercompany liabilities	618,037	1,887,144	(2,505,181)	—	—
Common stock exchangeable for preferred interest	1,428,530	—	—	—	1,428,530
Interdivisional equity	—	—	15,822,536	(15,822,536)	—
Shareholders’ equity	14,474,739	5,335,183	(173,409)	(5,161,774)	14,474,739
Total liabilities and shareholders’ equity	$18,385,508	$8,364,906	$16,267,844	$(20,983,850)	$22,034,408
Statement of operations for the three months ended September 30, 2004:
Revenue	$—	$—	$1,505,081	$—	$1,505,081
Operating expenses	—	(74,678)	(1,318,415)	—	(1,393,093)
Interest income (expense), net	42,978	(33,743)	16,430	—	25,665
Other income (expense)	48,147	17,134	8,299	(68,815)	4,765
Provision for income taxes	—	(1,514)	(42,935)	—	(44,449)
Minority interest	399	—	(6,844)	—	(6,445)
Earnings (loss) from continuing operations	91,524	(92,801)	161,616	(68,815)	91,524
Discontinued operations, net of tax	1,217	—	1,217	(1,217)	1,217
Earnings (loss) before preferred dividends	92,741	(92,801)	162,833	(70,032)	92,741
Preferred dividends	(3,263)	—	—	—	(3,263)
Net income (loss) available to common shareholders	$89,478	$(92,801)	$162,833	$(70,032)	$89,478

As of and for the nine months ended September 30, 2004:

	IAC	USANi LLC	Non- Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the nine months ended September 30, 2004:
Revenue	$—	$—	$4,476,970	$—	$4,476,970
Operating expenses	—	(237,279)	(3,975,010)	—	(4,212,289)
Interest income (expense), net	104,024	(75,356)	49,253	—	77,921
Other income (expense)	154,442	76,989	7,371	(210,616)	28,186
Provision for income taxes	(31,352)	74,193	(176,039)	—	(133,198)
Minority interest	(236)	—	(10,476)	—	(10,712)
Earnings (loss) from continuing operations	226,878	(161,453)	372,069	(210,616)	226,878
Discontinued operations, net of tax	(19,414)	—	(19,414)	19,414	(19,414)
Earnings (loss) before preferred dividends	207,464	(161,453)	352,655	(191,202)	207,464
Preferred dividends	(9,789)	—	—	—	(9,789)
Net income (loss) available to common shareholders	$197,675	$(161,453)	$352,655	$(191,202)	$197,675
Cash flow for the nine months ended September 30, 2004:
Cash flow provided by (used in) operations	$72,140	$(172,141)	$1,130,503	$—	$1,030,502
Cash flow (used in) provided by investing activities	(174,479)	(756,476)	483,135	(3,027)	(450,847)
Cash flow provided by (used in) financing activities	102,339	1,041,803	(1,493,917)	3,027	(346,748)
Net cash used in discontinued operations	—	—	(15,127)	—	(15,127)
Effect of exchange rate changes on cash and cash equivalents	—	4,998	1,995	—	6,993
Cash and cash equivalents at beginning of period	—	523,634	375,428	—	899,062
Cash and cash equivalents at end of period	$—	$641,818	$482,017	$—	$1,123,835

As of and for the three months ended September 30, 2003:

	IAC	USANi LLC	Non- Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the three months ended September 30, 2003:
Revenue	$—	$—	$1,610,270	$—	$1,610,270
Operating expenses	—	(92,379)	(1,507,028)	—	(1,599,407)
Interest income (expense), net	(3,764)	16,561	12,737	—	25,534
Other (expense) income, net	26,092	30,574	2,570	(51,928)	7,308
Provision for income taxes	—	—	(13,116)	—	(13,116)
Minority interest	—	—	(2,347)	(5,914)	(8,261)
Earnings (loss) from continuing operations	22,328	(45,244)	103,086	(57,842)	22,328
Discontinued operations, net of tax	(348)	—	(348)	348	(348)
Earnings (loss) before preferred dividends	21,980	(45,244)	102,738	(57,494)	21,980
Preferred dividends	(3,264)	—	—	—	(3,264)
Net income (loss) available to common shareholders	$18,716	$(45,244)	$102,738	$(57,494)	$18,716

As of and for the nine months ended September 30, 2003:

	IAC	USANi LLC	Non- Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the nine months ended September 30, 2003:
Revenue	$—	$—	$4,523,515	$—	$4,523,515
Operating expenses	—	(136,978)	(4,164,923)	—	(4,301,901)
Interest income (expense), net	(11,299)	39,909	34,662	—	63,272
Other income (expense)	(7,766)	(128,897)	(13,136)	(83,961)	(233,760)
Provision for income taxes	—	—	(10,625)	—	(10,625)
Minority interest	—	—	(15,881)	(46,522)	(62,403)
Earnings (loss) from continuing operations	(19,065)	(225,966)	353,612	(130,483)	(21,902)
Discontinued operations, net of tax	33,280	—	33,280	(33,280)	33,280
Earnings (loss) before preferred dividends	14,215	(225,966)	386,892	(163,763)	11,378
Preferred dividends	(9,792)	—	—	—	(9,792)
Net income (loss) available to common shareholders	$4,423	$(225,966)	$386,892	$(163,763)	$1,586

	IAC	USANi LLC	Non- Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash flows for the nine months ended September 30, 2003:
Cash flows (used in) provided by operations	$(23,972)	$(14,852)	$1,183,847	$—	$1,145,023
Cash flows used in investing activities	(35,390)	(1,890,920)	(28,404)	—	(1,954,714)
Cash flows provided by (used in) financing activities	131,824	908,237	(1,061,369)	—	(21,308)
Cash flows used in discontinued operations	(72,462)	—	(10,530)	—	(82,992)
Effect of exchange rate changes on cash and cash equivalents	—	—	12,594	—	12,594
Cash and cash equivalents at the beginning of the period	—	1,733,817	264,297	—	1,998,114
Cash and cash equivalents at the end of the period	$—	$736,282	$360,435	$—	$1,096,717

NOTE 11—DERIVATIVE INSTRUMENTS

During 2003 and 2004, the Company entered into interest rate swap agreements related to a portion of the 2002 Senior Notes, which allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on the LIBOR, effectively changing the interest rate exposure on a portion of the debt. As of September 30, 2004, of the $750 million notional amount outstanding under the 2002 Senior Notes, the interest rate is fixed on $350 million at 7% and floating on $400 million, with the rate based on a spread over 6-month LIBOR. In addition, during 2004 the Company sold swap agreements of a notional amount of $250 million and $100 million for nominal gains, which are being amortized over the remaining life of the 2002 Senior Notes. The fair value of the interest rate swaps at September 30, 2004 was an unrealized gain of $0.1million. The fair value of the contracts has been recorded on the accompanying balance sheet as of September 30, 2004 in other non-current assets with a corresponding offset to the carrying value of the related debt. The gain or loss on the derivative in the period of change and the loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations and are offsetting.

On April 29, 2003, one of the Company’s foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary’s functional currency. This derivative contract has been designated as a cash flow hedge for accounting purposes and, as such, transaction gains and losses related to the contract and liability are recognized each period in our statement of operations and are offsetting. In addition, the effective portion of the derivative’s gain/loss is recorded in other comprehensive income until the liability is extinguished. The fair value of this foreign exchange forward contract at September 30, 2004 was an unrealized loss of $6.1 million.

On November 26, 2003, one of the Company’s subsidiaries entered into a cross currency swap with a notional amount of Euro 39 million which is to mature on October 30, 2013 and is used to hedge against the change in value of an asset denominated in a currency other than the subsidiary’s functional currency. This swap enables the Company to pay Euro at a rate of the three-month EURIBOR plus 0.50% on Euro 39 million. In exchange the Company receives 4.9% interest on $46.4 million. In addition, on April 14, 2004, one of the Company’s subsidiaries entered into a cross currency swap with a notional amount of Euro 38.2 million which is to mature on April 7, 2014 and is used to hedge against the change in value of an asset in a similar manner to the swap described above. This swap enables the Company to pay Euro at a rate of the six-month EURIBOR plus 0.90% on Euro 38.2 million. In exchange the Company receives 5.47% interest on $45.9 million. At the date of maturity, these agreements call for the exchange of notional amounts. These derivative contracts have been designated as cash flow hedges for accounting purposes, and, as such, transaction gains and losses related to these contracts and assets are recognized each period in our statement of operations and are offsetting. In addition, the effective portion of the derivative’s gain/loss are recorded in other comprehensive income until the liabilities are extinguished. The fair value of these cross currency swaps at September 30, 2004 was an unrealized loss of $3.4 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview

IAC/InterActiveCorp operates leading and diversified businesses in sectors being transformed by the internet, online and offline...our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. All references to “IAC,” the “Company,” “we,” “our,” or “us” in this report are to IAC/InterActiveCorp.

IAC consists of the following segments:

•       IAC Travel (“IACT”), which includes Expedia.com, Hotels.com, Hotwire and Interval International;

•       Electronic Retailing, which includes HSN U.S. and HSN International;

•       Ticketing, which includes Ticketmaster;

•       Personals, which includes Match.com;

•       IAC Local and Media Services, which includes Citysearch, Evite, Entertainment Publications, TripAdvisor (since its acquisition in April 2004) and ServiceMagic (since its acquisition in September 2004);

•       Financial Services and Real Estate, which includes LendingTree (since its acquisition in August 2003);

•       Teleservices, which includes Precision Response Corporation (“PRC”); and

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

Results of operations for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003

Set forth below are the contributions made by our various reporting segments to consolidated revenues, operating income and Operating Income Before Amortization (as defined in Note 5) for the three and nine months ended September 30, 2004 and 2003 (dollars in millions, rounding differences may occur).

	Three months ended September 30,				Nine months ended September 30,
	2004	Percentage of total	2003	Percentage of total	2004	Percentage of total	2003	Percentage of total
	(Dollars in millions)				(Dollars in millions)
Revenue:
IACT (on a comparable net basis)(a)	$570.5	38%	$460.9	34%	$1,620.0	36%	$1,225.2	32%
Electronic Retailing:
HSN U.S	437.1	29%	423.0	32%	1,343.0	30%	1,242.3	33%
HSN International	107.7	7%	103.0	8%	335.9	8%	341.0	9%
Total Electronic Retailing	544.7	36%	526.0	39%	1,678.9	38%	1,583.3	41%
Ticketing	182.0	12%	177.6	13%	579.3	13%	560.2	15%
Personals	49.7	3%	48.3	4%	147.1	3%	137.4	4%
IAC Local and Media Services	51.1	3%	29.2	2%	134.7	3%	82.7	2%
Financial Services and Real Estate	47.9	3%	24.4	2%	132.3	3%	24.4	1%
Teleservices	74.5	5%	75.8	6%	218.9	5%	216.1	6%
Intersegment elimination	(15.4)	(1)%	(5.2)	0%	(34.2)	(1)%	(13.4)	0%
Total	$1505.1	100%	$1,336.9	100%	$4,477.0	100%	$3,815.9	100%
As reported:
IACT(a)	$570.5	38%	$734.3	46%	$1,620.0	36%	$1,932.8	43%
Total	$1,505.1	100%	$1,610.3	100%	$4,477.0	100%	$4,523.5	100%

(a)     As part of the integration of IACT’s businesses, Hotels.com conformed its merchant hotel business practices with those of the other IACT businesses. As a result, beginning January 1, 2004, IAC commenced prospectively reporting revenue for Hotels.com on a net basis, consistent with Expedia’s historical practice. Accordingly, we are including prior year results as though Hotels.com had reported revenue on a net basis for purpose of better comparability. There was no impact to operating income or Operating Income Before Amortization from the change in reporting.

	Three months ended September 30,				Nine months ended September 30,
	2004	Percentage of total	2003	Percentage of total	2004	Percentage of total	2003	Percentage of total
	(Dollars in millions)				(Dollars in millions)
Operating Income (Loss):
IACT	$134.0	120%	$80.1	737%	$348.1	132%	$238.7	108%
Electronic Retailing:
HSN U.S.	29.9	27%	27.6	254%	86.6	33%	73.7	33%
HSN International	9.0	8%	1.6	14%	18.1	7%	22.7	10%
Total Electronic Retailing	38.9	35%	29.1	268%	104.7	40%	96.4	43%
Ticketing	25.2	23%	24.7	227%	106.3	40%	87.2	39%
Personals	2.8	2%	4.4	41%	13.4	5%	12.6	6%
IAC Local and Media Services	(18.1)	(16)%	(31.3)	(288)%	(73.6)	(28)%	(69.9)	(32)%
Financial Services and Real Estate	(0.2)	0%	(4.9)	(45)%	(4.9)	(2)%	(4.9)	(2)%
Teleservices	5.9	5%	2.3	21%	13.3	5%	5.9	3%
Interactive Development Group	(1.4)	(1)%	(0.7)	(7)%	(4.4)	(2)%	(5.1)	(2)%
Corporate and other	(75.1)	(67)%	(92.8)	(854)%	(238.1)	(90)%	(139.2)	(63)%
Total	$112.0	100%	$10.9	100%	$264.7	100%	$221.6	100%

	Three months Ended September 30,				Nine months Ended September 30,
	2004	Percentage of total	2003	Percentage of total	2004	Percentage of total	2003	Percentage of total
	(Dollars in millions)				(Dollars in millions)
Operating Income (Loss) Before Amortization:
IACT	$174.9	69%	$137.5	72%	$473.1	68%	$373.6	66%
Electronic Retailing:
HSN U.S.	43.1	17%	40.8	21%	126.3	18%	111.3	20%
HSN International	9.3	4%	1.9	1%	19.1	3%	23.7	4%
Total Electronic Retailing	52.4	21%	42.7	22%	145.4	21%	134.9	24%
Ticketing	32.4	13%	32.3	17%	126.0	18%	109.9	19%
Personals	4.5	2%	9.8	5%	20.4	3%	22.7	4%
IAC Local and Media Services	(4.6)	(2)%	(17.5)	(9)%	(30.2)	(4)%	(28.6)	(5)%
Financial Services and Real Estate	6.5	3%	2.9	2%	15.2	2%	2.9	1%
Teleservices	5.9	2%	2.3	1%	13.3	2%	5.9	1%
Interactive Development Group	(1.2)	0%	(0.7)	0%	(4.0)	(1)%	(3.0)	(1)%
Corporate and other	(18.0)	(7)%	(17.6)	(9)%	(58.5)	(8)%	(49.8)	(9)%
Total	$252.9	100%	$191.7	100%	$700.6	100%	$568.6	100%
Operating Income Before Amortization as a percentage of revenue (on a comparable net basis)	17%		14%		16%		15%

IAC Consolidated Results

For the three months ended September 30, 2004 compared to the three months ended September 30, 2003

Revenue decreased $105.2 million, or 7%, although on a comparable net basis, revenue increased $168.2 million, or 13%. As previously noted, IAC began to report revenues from Hotels.com on a net basis in the first quarter of 2004, and we have provided prior year results as though they had been reported on a net basis for better comparability. Growth was primarily driven by revenue increases of $109.6 million, or 24%, from IACT and $18.7 million, or 4%, from the Electronic Retailing segment, as well as the inclusion of LendingTree, since August 2003. Ticketing results were flat due to continued softness in the U.S. concert market.

Gross profit increased $121.3 million, or 17%, reflecting improved operating results of IACT, driven by the worldwide merchant hotel business, packages and the merchant air business, and Electronic Retailing, which was driven primarily by improved results at EUVÍA and higher margins at HSN U.S.

Selling and marketing expenses increased $55.3 million, or 22%. As a percentage of comparable net revenue, selling and marketing expense increased to 20% in 2004 from 19% in 2003 as the Company grew traffic to both its domestic and international sites. This also reflects in part the impact of acquisitions, as LendingTree, Hotwire and TripAdvisor generally have higher selling and marketing expenses as a percentage of revenue than IAC overall. In addition, prior year comparisons of selling and marketing expense were favorably impacted by a $4.6 million write-down of a satellite distribution contract at TV Travel Shop recognized in 2003.

General and administrative costs decreased $1.8 million, or 1%, due primarily to the reclassification of certain general and administrative expenses to cost of sales as a result of Hotels.com reporting revenues on a net basis consistent with Expedia’s historical practices. The comparisons over the prior year were also impacted by increased general and administrative expenses at other IACT companies due primarily to increased headcount as well as the inclusion of Hotwire in the 2004 results.

Depreciation expense decreased $5.9 million, or 12%, due primarily to a $4.2 million write-down of packaging technology at Hotels.com recognized in 2003 as a result of Hotels.com adopting Expedia’s packaging technology as well as certain fixed assets becoming fully depreciated throughout 2004.

Restructuring costs increased $4.5 million due primarily to (1) asset impairments and severance costs related to the shut down of HSN’s Salem, VA facility as HSN migrates certain operations to its new fulfillment center in Tennessee and (2) severance and other costs associated with the elimination of certain non-core business lines at the Personals segment.

Operating Income Before Amortization increased $61.1 million, or 32%, due primarily to the improved operating results of IACT and Electronic Retailing, which was driven primarily by improved results at EUVÍA and higher margins at HSN U.S. as noted above, as well as reduced losses at IAC Local and Media Services. Operating Income Before Amortization was also favorably impacted by a $4.4 million net reserve adjustment in 2004 primarily related to the reversal of an air excise tax reserve.

Operating income increased $101.1 million, or 931%, reflecting the increase in Operating Income Before Amortization noted above, as well as a decrease in non-cash compensation of $23.7 million, as compared to the third quarter of 2003, related to the unvested stock options, warrants and restricted stock assumed in IAC’s 2003 mergers with its formerly publicly traded subsidiaries and its acquisition of LendingTree. This non-cash compensation is recorded over the remaining vesting period of the equity awards and therefore declines over time as the awards vest. In addition, amortization of non-cash distribution and marketing expense decreased $18.2 million, or 85%, principally due to the termination of the Hotels.com distribution agreement with Travelocity in September 2003.

Both interest income and interest expense remained relatively constant in the third quarters of 2004 and 2003. Interest income was impacted by higher interest rates and increased income from VUE preferred securities in the third quarter of 2004, partially offset by lower invested cash balances due primarily to cash acquisitions and stock buybacks. Interest expense in 2004 was impacted by an increase in the amortization of bond premiums, partially offset by the benefit from interest rate swap arrangements entered into in late 2003 and in 2004.

The Company realized equity income from its investment in Vivendi Universal Entertainment LLLP (“VUE”) in 2004 of $0.6 million compared with income of $12.2 million in 2003. The 2004 amount includes legal expenses associated with a tax dispute with Vivendi.

Equity in the income (losses) of unconsolidated subsidiaries and other income (expense) increased by $9.0 million due primarily to losses of $6.1 million related to the losses on the repurchase of bonds recorded in the 2003 period as well as an increase in foreign currency exchange gains.

The effective tax rate from continuing operations was 31% in 2004 as compared to 30% in 2003.  The 2004 rate is slightly higher than the 2003 rate principally due to the impact of the reversal of valuation allowances on net operating loss carryforwards in 2003, partially offset by higher utilization of foreign tax credits in 2004.  Note that these items, as well as the impact of tax-exempt interest, favorably impact the effective tax rate as compared to the federal statutory rate of 35%.  These favorable impacts are offset by state and local taxes and foreign losses for which the Company receives no benefit in arriving at the overall effective rate for each period.

Minority interest represents minority ownership in HSE-Germany and EUVÍA in 2004 and 2003 and the public’s minority ownership in Expedia until the date of its buy-in in 2003. Minority interest expense decreased $1.8 million due to IAC’s 2003 merger with Expedia and the buy-out of its related minority interests, partially offset by an increase in minority interest expense related to EUVÍA in 2004 due to improved operating results.

In the second quarter of 2003, USA Electronic Commerce Solutions (“ECS”), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. Accordingly, the results of operations and statement of position of these businesses are presented as discontinued operations for all periods presented. Income (loss) related to these discontinued operations for the three months ended September 30, 2004 and 2003 was $1.2 million and ($0.3) million, respectively, net of tax.

For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Revenue decreased $46.5 million, or 1%, although on a comparable net basis, revenue increased $661.1 million, or 17%. Growth was primarily driven by increased revenue of $394.8 million, or 32%, from IACT and $100.7 million, or 8%, from HSN U.S., as well as the contribution of $107.9 million from Lending Tree, which was acquired in August 2003.

Gross profit increased $436.1 million, or 22%, reflecting improved operating results of IACT, the Ticketing segment and the Electronic Retailing segment. Gross profit was also favorably impacted by a $4.4 million net reserve adjustment in 2004, primarily related to the reversal of an air excise tax reserve as noted above.

Selling and marketing expenses increased $253.3 million, or 38%. As a percentage of comparable net revenue, selling and marketing expense increased to 20% for the nine months ended September 30, 2004 from 17% in 2003 which reflects in part the impact of acquisitions, as LendingTree, Hotwire and TripAdvisor generally have higher selling and marketing expenses as a percentage of revenue than IAC overall.

General and administrative costs increased $30.9 million, or 6%, due primarily to the inclusion of the full year of LendingTree and Hotwire in 2004 results. These increases are partially offset by an overall decrease at IACT due the reclassification of certain general and administrative expenses to cost of sales at Hotels.com as noted above in the three-month discussion, partially offset by higher expenses primarily related to increased headcount.

Depreciation expense decreased $4.2 million, or 3%, due primarily to the write-down of packaging technology at Hotels.com noted above in the three-month discussion.

Restructuring costs increased $4.0 million due primarily to the reasons noted above in the three-month discussion.

Operating Income Before Amortization increased $132.0 million, or 23%, primarily reflecting improved operating results of IACT, the Ticketing segment and the Electronic Retailing segment.

Operating income increased $43.1 million, or 19%, reflecting the increase in Operating Income Before Amortization described above as well as a decrease in amortization of non-cash distribution and marketing expense of $30.4 million, or 68%. These results were partially offset by increased non-cash compensation of $76.0 million, or 72%, and increased amortization of intangibles of $54.8 million, or 30%. The decrease in the amortization of non-cash distribution and marketing expense was principally due to the termination of the Hotels.com distribution agreement with Travelocity in September 2003. The increase in non-cash compensation principally resulted from expense related to unvested stock options assumed in IAC’s 2003 mergers with Expedia and Hotels.com and the acquisition of LendingTree. The increase in the amortization of intangibles was principally due to IAC’s 2003 mergers with Expedia and Hotels.com, as well as the acquisition of LendingTree in August 2003.

Interest income increased $11.0 million in 2004 compared with 2003 as a result of higher interest rates and higher investments in marketable securities. Interest expense decreased $3.7 million in 2004 compared to 2003 due primarily to the repurchase in the third quarter 2003 of $92.2 million of the Company’s $500 million 6 3/4% Senior Notes issued in 1998 as well as the impact of interest rate swap arrangements entered into in late 2003 and in 2004.

The Company realized equity income from its investment in VUE in 2004 of $11.3 million compared with a loss in 2003 of $226.9 million. In the first quarter of 2003, the Company recorded a charge of $245 million pretax in connection with VUE’s $4.5 billion impairment charge of which IAC recorded its 5.44% proportionate interest. The 2004 amount includes legal expenses associated with a tax dispute with Vivendi.

Equity in the income (losses) of unconsolidated subsidiaries and other income (expense) increased by $23.8 million due primarily to (1) a $9.4 million increase in the equity in income (losses) of unconsolidated subsidiaries of HSN International, including TVSN and Jupiter Shop Channel, (2) non-recurring losses on the repurchase of bonds of $8.6 million recorded in the 2003 period and (3) an increase in foreign currency exchange gains.

The effective tax rate from continuing operations was 36% in 2004 as compared to 21% in 2003.  The 2004 rate is higher than the 2003 rate principally due to the impact of the reversal of valuation allowances on net operating loss carryforwards in 2003, primarily in the first half of the year, partially offset by higher utilization of foreign tax credits in 2004, primarily in the third quarter.  Note that these items, as well as the impact of tax-exempt interest, favorably impact the effective tax rate as compared to the federal statutory rate of 35%.  These favorable impacts are offset by state and local taxes and foreign losses for which the Company receives no benefit in arriving at the overall effective rate for each period.

Minority interest represents minority ownership in HSE-Germany and EUVÍA in 2004 and 2003, as well as the public’s minority ownership in Ticketmaster, Hotels.com and Expedia until the date of their respective buy-ins in 2003. Minority interest expense decreased $51.7 million due primarily to the buy-out of the respective minority interests as a result of IAC’s 2003 mergers with its formerly publicly traded subsidiaries.

The loss from discontinued operations in the nine months ended September 30, 2004 was $19.4 million principally due to an adjustment in the second quarter of 2004 to the deferred tax liability of our investment in Styleclick to reflect minority interest, which resulted in a reduction of a tax benefit recorded in 2002 when the deferred tax liability of our investment in Styleclick was originally reversed. Income from discontinued operations in the nine months ended September 30, 2003 was $33.3 million, principally due to a tax benefit recognized due to the shut-down of Styleclick.

In addition to the discussion of consolidated results, the following is a discussion of the results of each segment.

IAC Travel

	Three months ended September 30,			Nine months ended September 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Revenues (on a comparable net basis)(a)	$570.5	$460.9	24%	$1,620.0	$1,225.2	32%
Revenues (as reported)(a)	570.5	734.3	(22)%	1,620.0	1,932.8	(16)%
Operating Income Before Amortization	174.9	137.5	27%	473.1	373.6	27%
Amortization of non-cash distribution and marketing expense	(3.3)	(19.7)		(13.0)	(37.3)
Amortization of non-cash compensation expense	—	(5.8)		—	(16.2)
Amortization of intangibles	(37.6)	(31.0)		(112.0)	(70.1)
Merger costs	—	(0.9)		—	(11.4)
Operating income	$134.0	$80.1	67%	$348.1	$238.7	46%
Operating income as a percentage of revenue (on a comparable net basis)	23.5%	17.4%		21.5%	19.5%
Operating Income Before Amortization as a percentage of revenue (on a comparable net basis)	30.7%	29.8%		29.2%	30.5%

(a)     As part of the integration of IACT’s businesses, Hotels.com conformed its merchant hotel business practices with those of the other IACT businesses. As a result, beginning January 1, 2004, IAC commenced prospectively reporting revenue for Hotels.com on a net basis, consistent with Expedia’s historical practice. Accordingly, we are including prior year results as though Hotels.com had reported revenues on a net basis for purpose of better comparability. There was no impact to operating income or Operating Income Before Amortization from the change in reporting.

The following discussion is based upon comparable net revenue amounts:

For the three months ended September 30, 2004 compared to the three months ended September 30, 2003

Revenue growth was primarily driven by the worldwide merchant hotel business, packages and the merchant air business, all of which benefited from the inclusion of Hotwire as of November 5, 2003.

Worldwide merchant hotel revenue increased 22% due to an increase in merchant hotel room nights stayed as well as an increase in revenue per room night. Worldwide merchant hotel room nights stayed, including rooms delivered as a component of packages, increased 16% to 9.1 million, reflecting continued growth in demand from our international websites, the inclusion of Hotwire in the 2004 results and growth in our private label business. Revenue per room night increased 3% due primarily to increases in average daily room rates, partially offset by a decline in merchant hotel raw margins (defined as merchant hotel net revenue as a percent of gross bookings). Travelocity represented 2% of IACT revenues on a comparable net basis (1% as reported) in the third quarter of 2003.

IACT’s U.S. merchant hotel business continues to operate in a more challenging environment than in the prior year period, due primarily to increased competition from third party distributors, increased promotion by hotel chains of their own direct sites and higher overall occupancy rates, leading to decreased availability of favorably priced inventory compared with the prior year period. The company believes these conditions have resulted in, and will continue to result in, slower growth rates in domestic merchant hotel bookings and revenues.

Revenue from international websites increased 74%, or 64% on a local currency basis, to $112.4 million in 2004 from $64.5 million in 2003. The UK, Germany and Canada websites, as well as the inclusion of Anyway.com and Expedia Corporate Travel-Europe, in the 2004 results, contributed to the international growth. Full-service websites were also introduced in France and Italy in late June.

Revenue from travel packages, which allow customers to customize their travel by combining air, hotel, car and other product offerings, was up 27% from 2003, due to improved package offerings and Hotels.com’s new offering of packages.

Overall revenue margins (defined as net revenue as a percent of gross bookings) decreased by 40 basis points due primarily to lower air revenue per transaction and lower merchant hotel raw margins, offset by higher merchant hotel average daily rates and excluding the benefit of the reversal of the air excise tax reserve discussed below. We expect these trends to continue in the near term.

Operating Income Before Amortization grew 27% due primarily to increased revenues as discussed above, profitability at Expedia Europe and margin improvement at Interval. IACT was also favorably impacted by a $4.4 million net reserve adjustment primarily related to the reversal of an air excise tax reserve. In addition, Operating Income Before Amortization was impacted by a 35% increase in selling and marketing expense in order to grow traffic to both domestic and international sites. The increase in selling and marketing expenses was driven by increased marketing volume as well as higher costs of traffic acquisitions online, greater emphasis on our international businesses, which have a higher selling and marketing cost relative to revenue due to earlier stages of development and the inclusion of Hotwire in the 2004 results. International selling and marketing expense increased 81%. Comparisons of Operating Income Before Amortization to prior year results were also favorably impacted by certain charges in the three months ended September 30, 2003 including (1) a write-down by Hotels.com of its packaging software as it migrated to Expedia’s packaging technology resulting in a charge of $4.2 million and (2) a write-down by TV Travel Shop related to the termination of a satellite contract, resulting in a charge of $4.6 million.

Operating income grew 67% due to the increase in Operating Income Before Amortization described above as well as a decrease in non-cash distribution and marketing expense of $16.4 million and a decrease in non-cash compensation of $5.8 million, partially offset by an increase in the amortization of intangibles of $6.6 million. The decrease in the amortization of non-cash distribution and marketing expense was principally due to the termination of the Hotels.com distribution agreement with Travelocity in September 2003. The decrease in non-cash compensation resulted from the conversion of all Expedia stock options, warrants, and restricted stock into IAC equity awards in connection with the 2003 merger with Expedia. As such, subsequent to the merger all non-cash compensation is now recorded at the corporate IAC level. The increase in the amortization of intangibles was principally due to IAC’s 2003 merger with Expedia.

IACT does not pay occupancy tax on hotel customer payments that it retains for the intermediary services it provides in connection with its merchant hotel business. While discussions and developments relating to this practice are ongoing in various tax jurisdictions, IAC continues to believe the issue will not have a material adverse effect on its past or future financial results.

For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Revenue growth was primarily driven by the same factors that drove quarterly growth. Worldwide merchant hotel revenue increased 31% due to an increase in merchant hotel room nights stayed as well as an increase in revenue per room night. Worldwide merchant hotel room nights stayed, including rooms delivered as a component of packages, increased 25% to 24.3 million in 2004 from 19.5 million in 2003, reflecting growth of business from our international and domestic websites and the inclusion of Hotwire in the 2004 results. Revenue per room night increased 3% due primarily to increases in average daily room rates partially offset by a decline in merchant raw margins. Revenue from international websites increased 75%, or 63% on a local currency basis, to $282.9 million in 2004 from $161.5 million in 2003. Revenue from travel packages was $327 million for the nine months ended September 30, 2004, up 46% from 2003.

Operating Income Before Amortization grew 27% due to increased revenues as discussed above, partially offset by increased marketing spend. IACT increased selling and marketing expense overall by 55% in order to drive traffic to its domestic and international sites, while international selling and marketing expense increased 105%.

Operating income grew 46% due to the increase in Operating Income Before Amortization described above as well as (1) a decrease in non-cash distribution and marketing expense of $24.3 million due primarily to the termination of Hotels.com’s distribution agreement with Travelocity, (2) a decrease in non-cash compensation of $16.2 million at IACT due to IAC’s 2003 mergers with Expedia and Hotels.com resulting in the conversion of all Expedia and Hotels.com stock options, warrants, and restricted stock into IAC equity awards and (3) a decrease in merger costs of $11.4 million associated with IAC’s mergers with Expedia and Hotels.com. These items were partially offset by an increase in the amortization of intangibles of $41.9 million principally due to IAC’s 2003 mergers with Expedia and Hotels.com.

Electronic Retailing

HSN U.S.

	Three months ended September 30,			Nine months ended September 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Revenues	$437.1	$423.0	3%	$1,343.0	$1,242.3	8%
Operating Income Before Amortization	43.1	40.8	6%	126.3	111.3	14%
Amortization of intangibles	(13.2)	(13.2)		(39.7)	(37.6)
Operating income	$29.9	$27.6	8%	$86.6	$73.7	17%
Operating income as a percentage of revenue	6.8%	6.5%		6.4%	5.9%
Operating Income Before Amortization as a percentage of revenue	9.9%	9.6%		9.4%	9.0%
Segment Operating Metrics:
Units Shipped (mm)	9.2	9.8	(6)%	28.8	29.9	(4)%
Gross Profit %	38.2%	37.7%		37.5%	37.6%
Return Rate	15.5%	17.5%		16.4%	17.9%
Average price point	$51.50	$47.65	8%	$50.91	$45.67	11%

For the three months ended September 30, 2004 compared to the three months ended September 30, 2003

Revenue grew 3% primarily as a result of an 8% increase in average price point and a 200 basis point decline in return rates, partially offset by a 6% decrease in units shipped. As part of this growth, HSN.com increased revenues by 12% over the prior year. Overall, the product mix shifted from Jewelry in 2003 to Home Fashions, and, to a lesser extent, Home Hard Goods in 2004. This shift in product mix increased the average price point, as Home Fashions, which comprise a wide array of items such as home furnishings and accessories and cookware, and Home Hard Goods, which comprise items such as computers and electronics, generally carry higher sales prices and lower return rates, as compared to Jewelry. HSN also improved its household television distribution, increasing full time equivalent homes by 5%.

Operating Income Before Amortization grew 6% due primarily to the growth in revenue and an increase in gross profit margins by 50 basis points due primarily to the shift in product mix to products that carry lower return rates, as well as margin improvements within the product mixes. Lower return rates impact both revenue and gross margins, as lower returns result in lower warehouse processing costs and lower inventory mark-downs for goods that are not resalable at full retail price. The impact of the decline in overall return rates on gross profit was $4.4 million. Operating Income Before Amortization was also impacted by increased customer service costs, including costs relating to HSN’s new distribution facility in Tennessee, which opened in October 2004 and results of the infomercial and catalog businesses, which have lower operating margins relative to the television business. The 2004 results were also impacted by (1) a $3.5 million impairment charge related to the closure of the warehouse facility in Salem, VA and (2) the reversal of a reserve of $2.5 million as a result of the final resolution of a legal dispute.

Operating income grew 8% due to the increase in Operating Income Before Amortization described above.

HSN’s corporate headquarters, administrative offices, primary call center and broadcast facilities faced four hurricanes and tropical storms during the course of the third quarter. Management believes that this sequence of weather events, which caused mandatory evacuations, airport closures and several guest cancellations, had a negative impact on HSN’s operations during the period.

For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Revenue grew 8% as a result of an 11% increase in average price point, partially offset by a 4% decrease in units shipped resulting from the factors described above. Overall, the product mix shifted from Jewelry in 2003 to Health and Beauty, Home Fashions and Home Hard Goods in 2004. In addition, return rates decreased 150 basis points.

Operating Income Before Amortization grew 14% reflecting the growth in revenue, as well as operating efficiencies, partially offset by increased shipping costs related to improved fulfillment times as HSN continues to improve customer service. In addition, gross profit margins declined slightly to 37.5% compared with 37.6%.

Operating income grew 17% due primarily to the increase in Operating Income Before Amortization described above.

HSN International

	Three months ended September 30,			Nine months ended September 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Revenues	$107.7	$103.0	5%	$335.9	$341.0	(2)%
Operating Income Before Amortization	9.3	1.9	391%	19.1	23.7	(19)%
Amortization of intangibles	(0.3)	(0.3)		(1.0)	(1.0)
Operating income	$9.0	$1.6	471%	$18.1	$22.7	(20)%
Operating income as a percentage of revenue	8.3%	1.5%		5.4%	6.6%
Operating Income Before Amortization as a percentage of revenue	8.6%	1.8%		5.7%	6.9%

For the three months ended September 30, 2004 compared to the three months ended September 30, 2003

Revenue increased 5% in U.S. dollars, but decreased 4% on a local currency basis, due primarily to increased revenues at EUVÍA, offset by decreased revenues at HSE-Germany. EUVÍA results increased primarily due to Neun Live, an interactive game and quiz show oriented television channel, which saw a 9% increase in pricing and a 25% increase in call volume, as the company improved its terms with its current carriers and expanded call volume from Austria and Switzerland during the quarter. Neun Live continues to experience increased competition in its industry, but new program formats benefited call volumes in 2004. HSE-Germany results were negatively impacted primarily by the poor results of the Wellness product line compared to 2003.

Operating Income Before Amortization for the three months ended September 30, 2004 primarily reflects the growth in EUVÍA revenue noted above, coupled with only a modest increase in selling, general and administration expenses.

Operating income growth was due to the increase in Operating Income Before Amortization described above.

For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Revenue decreased 2% in U.S. dollars and 11% on a local currency basis, due primarily to decreases at HSE-Germany and EUVÍA. HSE-Germany results were negatively impacted primarily resulting from the factors described above in the three-month discussion. EUVÍA results decreased primarily due to increased competition in 2004, which was mitigated in the third quarter of 2004 as noted above in the three-month discussion. EUVÍA year over year comparisons were also negatively impacted by a non-recurring override payment recorded in the first quarter of 2003. In 2002 and early 2003, due to EUVÍA’s early stage of development, its contracts with its telecom carriers carried lower pricing per call, but allowed for overrides based on achieving volume targets. The current carrier contracts call for higher pricing, with no significant override payments, so the current year results do not include such override payments.

Ticketing

	Three months ended September 30,			Nine months ended September 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Revenues	$182.0	$177.6	2%	$579.3	$560.2	3%
Operating Income Before Amortization	32.4	32.3	0%	126.0	109.9	15%
Amortization of non-cash distribution and marketing expense	—	(0.2)		(0.2)	(0.7)
Amortization of intangibles	(7.2)	(7.4)		(19.4)	(21.8)
Merger costs	—	—		—	(0.1)
Operating income	$25.2	$24.7	2%	$106.3	$87.2	22%
Operating income as a percentage of revenue	13.9%	13.9%		18.4%	15.6%
Operating Income Before Amortization as a percentage of revenue	17.8%	18.2%		21.7%	19.6%
Segment Operating Metrics:
Number of tickets sold (mm)	22.6	23.8	(5)%	72.6	75.0	(3)%
Gross value of tickets sold (mm)	$1,103	$1,148	(4)%	$3,699	$3,612	2%

For the three months ended September 30, 2004 compared to the three months ended September 30, 2003

Revenue grew 2% reflecting an 8% increase in the average revenue per ticket, partially offset by a 5% decrease in the number of tickets sold. The increase in average revenue per ticket resulted from higher convenience and processing fees, favorable exchange rates from foreign markets and the Athens 2004 Summer Olympics license fee. Domestic revenue decreased 7% due to the continued weakness of concert ticket sales into the third quarter. International revenue increased 38% in U.S. Dollars, or 28% on a local currency basis, due primarily to the recent acquisition in Sweden, increased sales in the U.K. and the Athens 2004 Summer Olympics.

Operating Income Before Amortization reflects the increase in revenues and increased operating and distribution efficiencies, which were mostly offset by higher depreciation expense, cost of technology and ticket royalties. As the company continues to expand in international markets and develop enhanced products to sell more tickets for its clients, certain costs, including our investment in technology and ticket royalties, are expected to increase as a percentage of revenue. To date the company has offset these increases with other operating and distribution efficiencies. In addition, the company expects that the potential growth in ticket sales for the fourth quarter will be hampered by the NHL strike.

Operating income reflects the increase in Operating Income Before Amortization described above.

For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Revenue grew 3% reflecting an 8% increase in the average revenue per ticket, partially offset by a 3% decrease in the number of tickets sold. The increase in average revenue per ticket reflects higher convenience and processing fees, favorable exchange rates from foreign markets and the Athens 2004 Summer Olympics license fee. The decrease in the number of tickets sold is due primarily to the weakness in domestic concert ticket sales. International revenue increased 27%, or 15% on a local currency basis, due to the reasons noted above in the three-month discussion.

Operating income and Operating Income Before Amortization reflect the positive revenue variance and increased operating and distribution efficiencies. Operating income is further impacted by decreases in the amortization of intangible assets.

Personals

	Three months ended September 30,			Nine months ended September 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Revenues	$49.7	$48.3	3%	$147.1	$137.4	7%
Operating Income Before Amortization	4.5	9.8	(54)%	20.4	22.7	(10)%
Amortization of non-cash distribution and marketing expense	––	(1.0)		(0.7)	(3.0)
Amortization of intangibles	(1.7)	(4.4)		(6.3)	(7.1)
Operating income	$2.8	$4.4	(37)%	$13.4	$12.6	6%
Operating income as a percentage of revenue	5.5%	9.1%		9.1%	9.2%
Operating Income Before Amortization as a percentage of revenue	9.0%	20.4%		13.8%	16.6%
Segment Operating Metrics:
Paid Subscribers (000’s)	989.8	909.9	9%	989.8	909.9	9%

For the three months ended September 30, 2004 compared to the three months ended September 30, 2003

Revenue growth reflects a 9% increase in paid subscribers, partially offset by a decrease in the average revenue per subscriber. International subscribers grew 68% over the prior year, excluding declines at uDate of 48%.

Operating Income Before Amortization in the third quarter 2004 was negatively impacted by higher customer acquisition costs, charges relating to management transition and the elimination of certain non-core business lines.

The decrease in operating income reflects the decrease in Operating Income Before Amortization described above, offset by a decrease in non-cash distribution and marketing expense and a decrease in the amortization of intangibles which resulted from certain intangibles becoming fully amortized in 2004.

The Company expects fourth quarter revenue to be flat and operating margins to be adversely impacted versus the prior year due to higher operating expenses, including increases in customer acquisition costs.

For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Revenue growth was primarily driven by the factors noted above in the three-month discussion. Overall, Operating Income Before Amortization in the first nine months of 2004 was negatively impacted by higher customer acquisition costs, increased spending for international operations and certain charges taken during the current quarter relating to the elimination of certain non-core business lines, partially offset by lower domestic marketing costs.

Operating income reflects the decrease in Operating Income Before Amortization described above, offset by a decrease in non-cash distribution and marketing expense and a decrease in the amortization of intangibles.

IAC Local and Media Services

	Three months ended September 30,			Nine months ended September 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Revenues	$51.1	$29.2	75%	$134.7	$82.7	63%
Operating Income Before Amortization	(4.6)	(17.5)	74%	(30.2)	(28.6)	(5)%
Amortization of non-cash distribution and marketing expense	––	(0.5)		(0.4)	(1.5)
Amortization of intangibles	(13.5)	(13.3)		(43.1)	(39.8)
Operating loss	$(18.1)	$(31.3)	42%	$(73.6)	$(69.9)	(5)%
Operating loss as a percentage of revenue	(35.4)%	(107.3)%		(54.7)%	(84.5)%
Operating Income Before Amortization as a percentage of revenue	(9.0)%	(60.1)%		(22.4)%	(34.6)%

For the three months ended September 30, 2004 compared to the three months ended September 30, 2003

Revenues increased $21.9 million, or 75%, primarily due to the acquisition of TripAdvisor in April 2004 and ServiceMagic in September 2004, as well as increased revenues at Entertainment Publications and Citysearch.   Entertainment Publications’ revenue increased due primarily to growth of its Custom private label program and paid advertising. Citysearch’s revenues grew 21% over the prior year due primarily to an increase in advertising revenues attributable to the Pay-For-Performance business, which was launched in June 2003.

Operating Income Before Amortization improved by $12.9 million principally due to the inclusion of TripAdvisor’s results in 2004 and narrowed losses at Citysearch as Citysearch continues to benefit from higher revenues along with cost cutting initiatives.

Operating loss improved by $13.2 million primarily reflecting the increase in Operating Income Before Amortization described above.

Revenue for 2004 and 2003 includes $10.1 million and $0.2 million, respectively, for services provided to other IAC businesses, primarily related to TripAdvisor and Entertainment Publications.

For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Revenues increased primarily due to the acquisition of TripAdvisor in April 2004, as well as the acquisition of Entertainment Publications in March 2003. This increase was partially offset by lower revenues of Citysearch due to the shift of its business model from building web sites for local businesses for an annual fee to the introduction of a new Pay-For-Performance business model in June 2003.

Operating Income Before Amortization decreased resulting primarily from the inclusion of Entertainment Publications’ results for the full nine months of 2004, partially offset by the results of TripAdvisor, since April 2004. Entertainment Publications’ results are significantly seasonal with the majority of its profitability experienced in the fourth quarter. In addition, operating income and Operating Income Before Amortization were negatively impacted by the sale of EPI’s Australian and New Zealand operations in August 2003, which contributed $5.6 million in operating income and Operating Income Before Amortization in the nine months ended September 30, 2003.

The increase in operating losses primarily reflects the decrease in Operating Income Before Amortization described above.

Revenue for 2004 and 2003 includes $18.3 million and $1.4 million, respectively, for services provided to other IAC businesses, primarily related to TripAdvisor and Entertainment Publications.

Financial Services and Real Estate

	Three months ended September 30,			Nine months ended September 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Revenues	$47.9	$24.4	97%	$132.3	$24.4	442%
Operating Income Before Amortization	6.5	2.9	126%	15.2	2.9	429%
Amortization of non-cash compensation expense	(0.8)	(0.6)		(2.6)	(0.6)
Amortization of intangibles	(5.9)	(7.2)		(17.6)	(7.2)
Operating loss	$(0.2)	$(4.9)	96%	$(4.9)	$(4.9)	0%
Operating loss as a percentage of revenue	(0.4)%	(20.1)%		(3.7)%	(20.1)%
Operating Income Before Amortization as a percentage of revenue	13.6%	11.8%		11.5%	11.8%

For the three months ended September 30, 2004 compared to the three months ended September 30, 2003

Financial Services and Real Estate consists of the results of LendingTree, which was acquired in August 2003. As a point of comparison, the discussions below compare the results of LendingTree for the three and nine months ended September 30, 2004 to the comparable full periods in 2003.

Revenue increased 7% in 2004 as compared to 2003 as the company continued to grow its non-refinance mortgages business.  As expected, a rising interest rate environment has caused a shift towards lending products other than refinance mortgages. While consumer demand for total mortgage products dropped from last year’s record high due to lower refinancing volume, this was partially offset by an expansion in the transmit rates for other loan products to 76% in the third quarter 2004 versus 62% in the third quarter 2003. The company reported a 104% increase in revenue from purchase mortgages, a 34%

increase in revenue from closed real estate transactions, a 22% growth in revenue from home equity loans and a 95% increase in other services revenue. These revenue increases were partially offset by a 52% decrease in revenue from refinance mortgage activity.

For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Revenue increased 3% in 2004 as compared to 2003 due primarily to an increase in revenue from purchase mortgage activity, which rose 115%, real estate and home equity product revenue, which grew by approximately 43% and 19%, respectively and other services revenue which increased 72%. These increases were offset, in part, by a 48% decrease in revenue from refinance mortgage activity.

Teleservices

	Three months ended September 30,			Nine months ended September 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Revenues	$74.5	$75.8	(2)%	$218.9	$216.1	1%
Operating Income Before Amortization	5.9	2.3	153%	13.3	5.9	125%
Operating income	$5.9	$2.3	153%	$13.3	$5.9	125%
Operating income as a percentage of revenue	7.9%	3.1%		6.1%	2.7%
Operating Income Before Amortization as a percentage of revenue	7.9%	3.1%		6.1%	2.7%

For the three months ended September 30, 2004 compared to the three months ended September  30, 2003

Revenue decreased 2% primarily reflecting the loss of two key clients that decided to exit outsourced customer care activity and consolidate outbound call volume as PRC and the industry continue to face significant pricing pressure and competition. The company was able to partially offset these revenue losses by increases in existing client programs and new business.  Operating income and Operating Income Before Amortization each increased $3.6 million, or 153%, due to lower operating expenses, including lower depreciation expense and fixed costs, as management continued to focus on improving operating efficiencies. In addition, during the third quarter of 2003 the company recorded a pretax charge of $2.1 million related to real estate and software write-downs. Revenue for the three months ended September 30, 2004 and 2003 includes $5.5 million and $5.0 million, respectively, for services provided to other IAC businesses.

For the nine months ended September  30, 2004 compared to the nine months ended September  30, 2003

Revenue remained comparable to the prior year despite difficult economic conditions affecting the industry, including significant pricing pressure and competition for reduced call volume. Operating income and Operating Income Before Amortization increased by $7.4 million due to decreases in depreciation expense and fixed costs in 2004 as well as the 2003 write-down noted above. Revenue for the nine months ended September 30, 2004 and 2003 includes $15.8 million and $12.0 million, respectively, for services provided to other IAC businesses.

In the second quarter of 2003, the company ceased operations of Avaltus, Inc., a subsidiary of PRC. Accordingly, the results of operations and statement of position of Avaltus are presented as discontinued operations for all periods presented.

Corporate and Other

For the three months ended September 30, 2004 compared to the three months ended September 30, 2003

Corporate operating losses in 2004 were $75.1 million compared with $92.8 million in 2003. The significant component of these losses relate primarily to non-cash compensation of $57.0 million and $75.2 million, respectively. Included in these amounts for 2004 and 2003 are $41.0 million and $54.9 million, respectively, recognized with respect to the unvested stock options, warrants and restricted stock units assumed in the buy-ins of Ticketmaster, Hotels.com and Expedia. This non-cash compensation is recorded over the remaining vesting period of the equity awards and the aggregate amount of this expense will decline as the awards vest. These amounts also include expense related to restricted stock units, IAC’s primary stock based compensation beginning in 2003.

For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Corporate operating losses in 2004 were $238.1 million compared with $139.3 million in 2003. The significant increase as noted above is primarily related to non-cash compensation of $179.6 million, including $129.5 million recognized with the buy-ins of Ticketmaster, Hotels.com and Expedia.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.03 billion for the nine months ended September 30, 2004 compared to $1.1 billion in the same period of 2003. Expedia’s and Hotels.com’s working capital cash flows from their merchant hotel business models contributed significantly to the increase in cash provided by operating activities, although at a lower rate than the prior year. The increase in working capital cash flow from IACT was $307.7 million in 2004 as compared to $411.1 million in 2003, reflecting principally the changes in deferred merchant bookings and deferred revenue as well as accounts payable and accrued expenses. For the nine months ended September 30, 2004 and 2003, deferred merchant bookings and deferred revenue at IACT increased $190.6 million and $210.7 million, respectively. In the merchant business, Expedia and Hotels.com receive cash from customers on hotel and air bookings before the stay or flight has occurred. These amounts are classified on our balance sheet as deferred merchant bookings. The payment to the suppliers related to these bookings is not made until approximately one week after booking for air travel and, for all other merchant bookings, after the customer’s use and subsequent billing from the supplier. Therefore, especially for the hotel business, which is the majority of our merchant bookings, there is a significant period of time from the receipt of the cash from the customers to the payment to the suppliers. There is a seasonal element to cash flow related to merchant bookings, as the first half of the year has traditionally been a period where hotel bookings significantly exceed stays, resulting in much higher cash flow related to working capital. This trend reverses in the later part of the year. While we expect the seasonality to continue, working capital related to merchant bookings may be impacted by other factors which might counteract the anticipated seasonality. There is a seasonal element to the inventory balances at the Electronic Retailing segment and Entertainment Publications as inventory tends to be higher in the third quarter in anticipation of the holiday selling season. At September 30, 2004, inventory, net of reserves, increased $56.9 million to $272.9 million from $216.0 million at December 31, 2003.

Cash provided by operations and available cash were used to pay for acquisitions and deal costs, net of acquired cash, of $433.7 million. Cash acquisitions in 2004 primarily relate to TripAdvisor, ServiceMagic and Egencia. In addition, the Company increased its long term investments by $35.0 million, primarily related to eLong, Inc. In addition, the Company incurred capital expenditures of approximately $23 million related to the acquisition of HSN’s new distribution facility located in Tennessee. Lastly, the Company paid approximately $50 million in taxes in 2004, as compared to $19 million in 2003.

As of September 30, 2004, the Company has $1.2 billion of cash and $2.2 billion of marketable securities on hand, including $161.6 million in funds representing amounts equal to the face value of tickets sold by Ticketmaster on behalf of its clients. Ticketmaster net funds collected on behalf of clients increased $38.6 million and $63.2 million in the nine months ended September 30, 2004 and 2003, respectively, primarily due to timing of settlements with venues.

In November 2004, IAC announced that its Board of Directors authorized the repurchase of up to 80 million shares of IAC common stock. This authorization is in addition to the 22.8 million shares IAC has remaining under the repurchase authorizations announced in March 2003 and November 2003, which initially covered a total of 80 million shares. IAC may purchase shares over an indefinite period of time, on the open market or through private transactions, depending on those factors IAC deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. Pursuant to the Board’s previous authorization, through September 30, 2004, IAC purchased 57.1 million. During the nine months ended September 30, 2004, IAC purchased 15.8 million shares for aggregate consideration of $426.9 million. We expect funds for future purchases, if any, will come from cash on hand.

IAC anticipates that it will need to invest working capital towards the development and expansion of its overall operations. The Company may make a number of acquisitions, which could result in the reduction of its cash balance or the incurrence of debt. Furthermore, future capital expenditures may be higher than current amounts over the next several years.

The uncertainty caused by the current economic, political and transportation climates may affect future demand for our products and services. As previously discussed, a significant amount of operating cash flow is from increased deferred merchant bookings and the period between receipt of cash from the customer and payment of cash to the vendor. A change in this historical pattern could result in a decrease in operating cash flow, or negative operating cash flows in certain periods. We believe that our financial situation would enable us to absorb a significant potential downturn in business. As a result, in management’s opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet IAC’s foreseeable needs.

IAC’S PRINCIPLES OF FINANCIAL REPORTING

IAC reports Operating Income Before Amortization as a supplemental measure to GAAP. This measure is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should generally have access to the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure which we discuss below.

Definitions of IAC’s Non-GAAP Measure

Operating Income Before Amortization is defined as operating income plus: (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of intangibles and goodwill impairment, if applicable, (3) pro forma adjustments for significant acquisitions and (4) one-time items. We believe this measure is useful to investors because it represents the consolidated operating results from IAC’s segments, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC’s income statement of certain expenses, including non-cash compensation, non-cash payments to partners, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

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

Amortization of non-cash distribution and marketing expense consists mainly of Hotels.com performance warrants issued to obtain distribution and non-cash advertising secured from Universal Television as part of the Vivendi transaction. The Hotels.com warrants were principally issued as part of its initial public offering, and we do not anticipate replicating these arrangements. With the termination of the Travelocity affiliate agreement in September 2003, all outstanding Travelocity warrants were cancelled although certain other Hotels.com warrants remain outstanding. The non-cash advertising from Universal is primarily for the benefit of Expedia, which runs television advertising primarily on the USA and Sci Fi cable channels without any cash cost. Ticketmaster and Match.com also recognized non-cash distribution and marketing expense related to barter arrangements, which expired in March 2004, for distribution secured from third parties, whereby advertising was provided by Ticketmaster and Match.com to a third party in return for distribution over the third party’s network. The advertising provided was secured by IAC, which in turn secured the non-cash advertising pursuant to an agreement with Universal as part of the Vivendi transaction. Sufficient advertising has been secured to satisfy existing obligations. We do not expect to replace this non-cash marketing with an equivalent cash expense after it runs out in 2007, nor would IAC incur such amounts absent the advertising received in the Vivendi transaction.

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

Reconciliation of Operating Income Before Amortization

The following table is a reconciliation of Operating Income Before Amortization to operating income and net income available to common shareholders for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)
Operating Income Before Amortization	$252,856	$191,715	$700,579	$568,562
Amortization of non-cash distribution and marketing expense	(3,256)	(21,470)	(14,328)	(44,685)
Amortization of non-cash compensation expense	(57,845)	(81,552)	(182,155)	(106,194)
Amortization of intangibles	(79,767)	(76,890)	(239,415)	(184,604)
Merger costs(a)	—	(940)	—	(11,465)
Operating income	111,988	10,863	264,681	221,614
Interest income	47,719	46,175	141,514	130,531
Interest expense	(22,054)	(20,641)	(63,593)	(67,259)
Equity in income (losses) of VUE	607	12,157	11,293	(226,861)
Equity in income (losses) in unconsolidated subsidiaries and other expenses	4,158	(4,849)	16,893	(6,899)
Income tax expense	(44,449)	(13,116)	(133,198)	(10,625)
Minority interest	(6,445)	(8,261)	(10,712)	(62,403)
Discontinued operations, net of tax	1,217	(348)	(19,414)	33,280
Preferred dividends	(3,263)	(3,264)	(9,789)	(9,792)
Net income available to common shareholders	$89,478	$18,716	$197,675	$1,586

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

RECONCILIATION OF NON-GAAP MEASURE

The following table reconciles Operating Income Before Amortization to operating income (loss) for the Company’s reporting segments and to net income available to common shareholders in total (in millions; rounding differences may occur):

	For the three months ended September 30, 2004:
	Operating Income Before Amortization	Amortization of non-cash items	Merger costs	Operating income (loss)
IAC Travel	$174.9	$(40.9)	$—	$134.0
HSN-US	43.1	(13.2)	—	29.9
HSN-International	9.3	(0.3)	—	9.0
Ticketing	32.4	(7.2)	—	25.2
Personals	4.5	(1.7)	—	2.8
IAC Local and Media Services	(4.6)	(13.5)	—	(18.1)
Financial Services and Real Estate	6.5	(6.7)	—	(0.2)
Teleservices	5.9	—	—	5.9
Interactive Development Group	(1.2)	(0.2)	—	(1.4)
Corporate expense and other adjustments	(18.0)	(57.0)	—	(75.1)
TOTAL	$252.9	$(140.9)	$—	$112.0
Other income, net				30.4
Earnings from continuing operations before income taxes and minority interest				142.4
Income tax expense				(44.4)
Minority interest				(6.4)
Earnings from continuing operations				91.5
Discontinued operations, net of tax				1.2
Earnings before preferred dividends				92.7
Preferred dividends				(3.3)
Net income available to common shareholders				$89.5

	For the three months ended September 30, 2003:
	Operating Income Before Amortization	Amortization of non-cash items	Merger costs	Operating income (loss)
IAC Travel	$137.5	$(56.5)	$(0.9)	$80.1
HSN-US	40.8	(13.2)	—	27.6
HSN-International	1.9	(0.3)	—	1.6
Ticketing	32.3	(7.7)	—	24.7
Personals	9.8	(5.4)	—	4.4
IAC Local and Media Services	(17.5)	(13.8)	—	(31.3)
Financial Services and Real Estate	2.9	(7.8)	—	(4.9)
Teleservices	2.3	—	—	2.3
Interactive Development Group	(0.8)	—	—	(0.8)
Corporate expense and other adjustments	(17.6)	(75.2)	—	(92.8)
Intersegment elimination	—	—	—	—
TOTAL	$191.7	$(179.9)	$(0.9)	$10.9
Other expenses, net				32.8
Earnings from continuing operations before income taxes and minority interest				43.7
Income tax expense				(13.1)
Minority interest				(8.3)
Earnings from continuing operations				22.3
Discontinued operations net of tax				(0.3)
Earnings before preferred dividends				22.0
Preferred dividends				(3.3)
Net income available to common shareholders				$18.7

	For the nine months ended September 30, 2004:
	Operating Income Before Amortization	Amortization of non-cash items	Merger costs	Operating income (loss)
IAC Travel	$473.1	$(125.0)	$—	$348.1
HSN-US	126.3	(39.7)	—	86.6
HSN-International	19.1	(1.0)	—	18.1
Ticketing	126.0	(19.6)	—	106.4
Personals	20.4	(7.0)	—	13.4
IAC Local and Media Services	(30.2)	(43.5)	—	(73.6)
Financial Services and Real Estate	15.2	(20.2)	—	(4.9)
Teleservices	13.3	—	—	13.3
Interactive Development Group	(4.0)	(0.5)	—	(4.4)
Corporate expense and other adjustments	(59.0)	(179.6)	—	(238.5)
Intersegment elimination	0.4	—	—	0.4
TOTAL	$700.6	$(435.9)	$—	$264.7
Other income, net				106.1
Earnings from continuing operations before income taxes and minority interest				370.8
Income tax expense				(133.2)
Minority interest				(10.7)
Earnings from continuing operations				226.9
Discontinued operations, net of tax				(19.4)
Earnings before preferred dividends				207.5
Preferred dividends				(9.8)
Net income available to common shareholders				$197.7

	For the nine months ended September 30, 2003:
	Operating Income Before Amortization	Amortization of non-cash items	Merger costs	Operating income (loss)
IAC Travel	$373.6	$(123.6)	$(11.4)	$238.7
HSN-US	111.3	(37.6)	—	73.7
HSN-International	23.7	(1.0)	—	22.7
Ticketing	109.9	(22.6)	(0.1)	87.2
Personals	22.7	(10.1)	—	12.7
IAC Local and Media Services	(28.6)	(41.3)	—	(69.9)
Financial Services and Real Estate	2.9	(7.8)	—	(4.9)
Teleservices	5.9	—	—	5.9
Interactive Development Group	(3.0)	(2.1)	—	(5.1)
Corporate expense and other adjustments	(49.1)	(89.4)	—	(138.5)
Intersegment elimination	(0.8)	—	—	(0.8)
TOTAL	$568.6	$(335.5)	$(11.5)	$221.6
Other expenses, net				(170.5)
Earnings from continuing operations before income taxes and minority interest				51.1
Income tax benefit				(10.6)
Minority interest				(62.4)
Loss from continuing operations				(21.9)
Discontinued operations net of tax				33.3
Earnings before preferred dividends				11.4
Preferred dividends				(9.8)
Net income available to common shareholders				$1.6

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (the “10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements.

Forward-looking statements included in this 10-Q are principally set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include statements relating to: IAC’s future financial performance, including statements regarding anticipated growth in IAC’s revenues and Operating Income Before Amortization, IAC’s business prospects and strategy, anticipated trends and prospects in the various industries in which IAC and its businesses operate, the development and introduction of new products and services and other similar matters.

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

The occurrence of one or more of the following could cause the actual results of IAC and its businesses to differ materially from the forward-looking statements made in this 10-Q:

•       material adverse changes in economic conditions generally or in any of the markets or industries in which IAC’s various businesses operate;

•       acts of terrorism, war or political instability;

•       changes in IAC’s ability to obtain favorably priced inventory, which may be impacted by increased competition from third party distributors (offline and online) and partners and suppliers (through direct websites and other channels) and increases in occupancy rates;

•       weaknesses in the concert, special event and sporting event environments;

•       changes affecting IAC’s ability to efficiently maintain and grow the respective market shares of its various brands, as well as to extend the reach of these brands through a variety of distribution channels and to attract new (and retain existing) customers;

•       adverse changes to, or interruptions in, IAC’s relationships with its partners, suppliers and other parties with whom it has significant relationships;

•       changes adversely affecting the continued growth of the Internet, the e-commerce industry and broadband access, as well as the rates of online migration in the various markets and industries in which IAC’s businesses operate;

•       changes adversely affecting IAC’s ability to adequately maintain, upgrade and adapt its technology and infrastructure in response to changes in consumer preferences, increased demand for its products and services and changes in industry standards and practices, as well as its ability to ensure the security and privacy of personal information transmitted through its websites and other distribution channels;

•       changes adversely affecting the ability of IAC to adequately expand the reach of its various businesses into various international markets, as well as to successfully manage risks specific to international operations, including, but not limited to, the following:

•        competition from local businesses, which may better understand local consumers and their preferences, as well as have more established local brand recognition;

•        developing, managing and staffing international operations and the related difficulties resulting from distance, language and cultural differences; and

•        fluctuations in foreign exchange rates, which could cause results of international operations, when translated, to materially differ from expectations;

•       changes adversely affecting IAC’s ability to successfully manage risks in connection with the integration of acquired businesses, including:

•        the integration of the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with IAC’s existing operations and systems;

•        the retention of senior management and other key personnel at acquired businesses; and

•        strain on IAC management, operations and financial resources; and

•        changes adversely affecting the ability of IAC and its business to adequately protect intellectual property rights, as well as to obtain licenses or other rights with respect to intellectual property in the future, which may or may not be available on favorable terms (if at all);

•        third party claims alleging infringement of intellectual property rights by IAC and its businesses, which could result in the expenditure of significant financial and managerial resources, injunctions or the imposition of damages, as well as the need to enter into formal licensing or other similar arrangements with such third parties, which may or may not be available on favorable terms (if at all);

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

Oral statements made by IAC’s directors, executive officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. As with the forward-looking statements included in this 10-Q, these forward-looking statements are by nature inherently uncertain and actual results may differ materially as a result of many factors, including, but not limited to, those discussed above.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s short-term investment portfolio and issuance of debt. The Company has a prescribed methodology whereby it invests its excess cash in debt instruments of government agencies and high quality corporate issuers. The portfolio is reviewed on a periodic basis and adjusted in the event that the credit rating of a security held in the portfolio has deteriorated.

At September 30, 2004, the Company’s outstanding debt approximated $1.1 billion, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps, to hedge certain interest rate exposures. The Company’s intent is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. The Company’s objective in managing its exposure to interest rate risk on its long-term debt is to maintain a certain range between floating rate and fixed rate debt. This policy enables the Company to manage its exposure to the impact of interest rate changes both on its earnings and cash flows and on its financial position. As such, during 2003 and 2004, the Company entered into interest rate swap agreements related to a portion of the 2002 Senior Notes, which allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on the LIBOR, effectively changing the interest rate exposure on a portion of the debt. As of September 30, 2004, of the $750 million notional amount outstanding under the 2002 Senior Notes, the interest rate is fixed on $350 million at 7% and floating on $400 million, with the rate based on a spread over 6-month LIBOR. In addition, during 2004 the Company sold swap agreements of a notional amount of $250 million and $100 million for nominal gains, which are being amortized over the remaining life of the 2002 Senior Notes. The fair value of the interest rate swaps at September 30, 2004 was an unrealized gain of $0.1 million. If the LIBOR rates were to increase (decrease) by 100 basis points, then the interest payments on the $400 million of variable rate debt would have increased (decreased) by $3.7 million for the first nine months of 2004.

Foreign Currency Exchange Risk

The Company conducts business in certain foreign markets, primarily in Canada and the European Union. The Company’s primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro, British Pound Sterling and Canadian Dollar. However, the exposure is mitigated since the Company intends to reinvest profits from international operations in order to grow the businesses.

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

As currency exchange rates change, translation of the income statements of the Company’s international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged translation risks because cash flows from international operations were generally reinvested locally.

Foreign exchange gains and losses were not material to the Company’s earnings in 2004 and 2003. However, given the currency fluctuations in 2003 and 2004 and anticipated increases in the Company’s operations in international markets, the Company continues to review its strategy for hedging transaction risks. The Company’s objective in managing its foreign exchange risk is to reduce its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position.

During the second quarter of 2003, one of the Company’s foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary’s functional currency. Transaction gains and losses related to the contract and liability are recognized each period in our statement of operations and are offsetting. The fair value of this foreign exchange forward contract at September 30, 2004 was an unrealized loss of $6.1 million.

During the fourth quarter of 2003, one of the Company’s subsidiaries entered into a cross currency swap with a notional amount of Euro 39 million which is to mature on October 30, 2013 and is used to hedge against the change in value of an asset denominated in a currency other than the subsidiary’s functional currency. This swap enables the Company to pay Euro at a rate of the three-month EURIBOR plus 0.50% on Euro 39 million. In exchange the Company receives 4.9% interest on $46.4 million. In addition, on April 14, 2004, one of the Company’s subsidiaries entered into a cross currency swap with a notional amount of Euro 38.2 million which is to mature on April 7, 2014 and is used to hedge against the change in value of an asset in a similar manner to the swap described above. This swap enables the Company to pay Euro at a rate of the six-month EURIBOR plus 0.90% on Euro 38.2 million. In exchange the Company receives 5.47% interest on $45.9 million. At the date of maturity, these agreements call for the exchange of notional amounts. The fair value of these cross currency swaps at September 30, 2004 was an unrealized loss of $3.4 million.

Equity Price Risk

The Company has a minimal investment in equity securities of publicly traded companies. These investments, as of September 30, 2004, were considered available-for-sale and included in long-term assets with the unrealized gain deferred as a component of shareholders’ equity. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

The Company has substantial investments in VUE as of September 30, 2004, including preferred interests with a carrying value of approximately $2 billion and common interests with a carrying value of $777 million. The Company has reviewed the carrying value of these investments as of September 30, 2004 and believes they are reasonable.

Item 4.   Controls and Procedures

The Company monitors and evaluates on an ongoing basis its disclosure controls and internal control over financial reporting in order to improve their overall effectiveness. In the course of this evaluation, the Company modifies and refines its internal processes as conditions warrant.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and Forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also evaluated whether any changes occurred to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the period covered by this report.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, personal injury, contract, and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.

Rules of the Securities and Exchange Commission require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters which the Company and its subsidiaries are defending, including those described below, involves or is likely to involve amounts of that magnitude. The litigation matters described below involve issues or claims that may be of particular interest to the Company’s shareholders, regardless of whether any of these matters may be material to the financial position or operations of the Company based upon the standard set forth in the SEC’s rules.

Tax-Related Litigation against Vivendi

As previously disclosed in certain of the Company’s SEC filings, including its filing on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”), on April 15, 2003, IAC commenced an action in the Delaware Chancery Court, captioned USA Interactive and USANi Sub LLC v. Vivendi Universal, S.A., USI Entertainment Inc., and Vivendi Universal Entertainment LLLP, No. CA-20260. This lawsuit arose out of the failure of Vivendi Universal Entertainment LLLP (“VUE”), a limited-liability limited partnership controlled at the start of the lawsuit by Vivendi Universal, S.A., to pay to IAC and its affiliates, as partners in VUE, certain cash tax distributions in respect of their preferred interests in VUE due to them over a period of years under the express terms of the VUE partnership agreement. IAC’s complaint requests that VUE be ordered to make these payments as they become due under the partnership agreement.

As previously disclosed by the Company, on January 30, 2004, IAC filed a motion for judgment on the pleadings, on the grounds that the plain and clear language of the partnership agreement entitles IAC, as a matter of law, to the relief it seeks. The defendants opposed the motion, and the Court heard oral argument on May 12, 2004.  On June 30, 2004, the Court issued a Memorandum Opinion in IAC’s favor. The Court ruled that the relevant provisions of the partnership agreement requiring the payment of cash tax distributions on the preferred interests in VUE are clear and unambiguous on their face and that the defendants had not adequately pleaded facts supporting their defenses that those provisions were the result of either the parties’ mutual or the defendants’ unilateral mistake. On August 5, 2004, the Court entered a Final Order and Judgment granting IAC’s motion for judgment on the pleadings, dismissing the defendants’ counterclaims with prejudice, ordering VUE to pay previously unpaid distributions, and declaring that VUE is obligated, pursuant to the terms of the partnership agreement, to make the disputed tax distribution payments in the future.

On August 23, 2004, the defendants filed a notice of appeal from the Chancery Court’s judgment to the Supreme Court of Delaware. On October 7, 2004, the defendants filed their opening brief. On November 8, 2004, IAC filed its responding brief.

Securities Class Action Litigation against IAC

On September 20, 2004, a purported shareholder class action, Steven Malasky, on Behalf of Himself and All Others Similarly Situated v. IAC/InterActiveCorp et al., No. 04 Civ. 7447, was commenced in the

United States District Court for the Southern District of New York against IAC, certain of its officers, and one outside director, alleging violations of the federal securities laws. Since then, a number of other such lawsuits containing substantially similar allegations have been filed. The complaints in these cases generally allege that the value of the Company’s stock was artificially inflated by statements about its financial results and forecasts, made prior to its August 4, 2004 announcement of its earnings for the second quarter of 2004, that were false or misleading due to the defendants’ alleged failure to disclose various problems faced by the Company’s travel businesses. The complaints purport to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek damages in an unspecified amount. The various plaintiffs seek to represent a class of shareholders who, in the aggregate, purchased IAC common stock between July 16, 2001 and August 4, 2004. No substantive action has yet taken place in these cases. The Company intends to defend vigorously against these lawsuits.

On October 18, 2004, a related shareholder derivative action, Stuart Garber, Derivatively, on Behalf of IAC/InterActiveCorp v. Barry Diller et al., No. 04-603416, was commenced in the Supreme Court of the State of New York (New York County) against IAC’s directors and certain officers. The Company is a nominal defendant. This action is based upon similar factual allegations as the federal securities class actions described above. The complaint alleges, among other things, that the director defendants breached their fiduciary duties by failing to exercise their oversight responsibilities to ensure the integrity of the Company’s business practices, financial reporting, and public statements. The complaint also purports to assert claims for misappropriation of confidential information for personal profit, contribution and indemnification. The complaint seeks damages in an unspecified amount and restitution of all remuneration paid by the Company to the individual defendants during the period of the alleged breach of duty. No substantive action has taken place in this case.

Litigation Relating to Hotels.com’s Guidance for the Fourth Quarter of 2002

As previously disclosed in certain of the Company’s SEC filings, including the 2003 10-K, on January 10, 2003, a securities class action, Daniel Taubenfeld et al., on Behalf of Themselves and All Others Similarly Situated v. Hotels.com et al., No. 3:03-CV-0069-N, was filed in the United States District Court of the Northern District of Texas, arising out of Hotels.com’s downward revision of its guidance for the fourth quarter of 2002. This lawsuit alleges that the defendants, Hotels.com and three of its former executives, violated the federal securities laws during the period from October 23, 2002 to January 6, 2003 (the “Class Period”), by knowingly (i) making certain materially false and misleading public statements with respect to the anticipated performance of Hotels.com during the fourth quarter of 2002, and (ii) concealing from the investing public certain material events and developments that were likely to render that anticipated performance unattainable. The lawsuit seeks certification of a class of all non-defendant purchasers of Hotels.com stock during the Class Period and seeks damages in an unspecified amount suffered by the putative class.

As previously disclosed by the Company, on August 18, 2003, the lead plaintiffs in the action filed a consolidated class-action complaint. On October 31, 2003, the defendants filed a motion to dismiss the consolidated complaint, which the plaintiffs opposed.

On September 27, 2004, the Court issued an order granting the defendants’ motion to dismiss the consolidated complaint. The Court’s ruling was based upon a number of grounds, including that certain of the statements complained of were forward-looking statements accompanied by appropriate cautionary language and thereby protected by the “safe harbor” provisions of the Private Securities Litigation Reform Act, and that certain of the statements and omissions complained of were, as a matter of law, not material and therefore not actionable. The Court dismissed all of the plaintiffs’ claims with prejudice (i.e., without leave to replead them), with the exception of two claims involving statements by analysts. The plaintiffs have advised that they do not intend to attempt to replead those claims and instead intend to appeal the Court’s ruling to the United States Court of Appeals for the Fifth Circuit.

As previously disclosed by the Company, a related consolidated shareholder derivative action, In re Hotels.com Derivative Litigation, No. 3:03-CV-501-K, is also pending in the United States District Court for the Northern District of Texas. On April 26, 2004, a consolidated amended complaint was filed in this lawsuit, asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment against sixteen current or former directors of Hotels.com and seeking damages, restitution, and disgorgement of profits in an unspecified amount, together with the imposition of a constructive trust on those profits - all based upon the same facts and events alleged in the recently dismissed securities class action. The amended complaint in the derivative lawsuit further alleges that certain of the individual defendants caused Hotels.com to enter into the IAC/Hotels.com merger transaction in order, among other self-interested reasons, to procure the dismissal of the previously filed derivative actions. In this respect, the amended complaint seeks a judicial declaration, on behalf of all pre-merger public shareholders of Hotels.com stock, that the IAC/Hotels.com merger agreement, which resulted in a merger transaction that closed on June 23, 2003, is unlawful and unenforceable. On June 28, 2004, the defendants filed a motion to dismiss the consolidated amended complaint, which remains pending.

On October 18, 2004, the Court issued a scheduling order which, among other things, directed the parties to the  shareholder derivative action to engage in mediation.  The plaintiffs’ response to the defendants’ motion to dismiss the consolidated amended complaint is due to be filed on December 1, 2004.

The Company believes that both the securities class action and the shareholder derivative suit lack merit and will continue to defend vigorously against them.

HSN Consumer Class Action Litigations

As previously disclosed in certain of the Company’s SEC filings, including the 2003 10-K, several HSN entities are defendants in three class-action litigations pending in the state courts of Illinois, Florida, and California and brought on behalf of consumers who purchased Proteva personal computers and experienced products defects, did not receive offered rebates, or were not provided advertised customer or warranty service.

As previously disclosed by the Company, on June 10, 2004, HSN and the plaintiffs in these Illinois, Florida, and  California cases entered into a Class Action Settlement and Release Agreement (the “Agreement”) resolving all of the cases on terms not material to the Company. Pursuant to the Agreement, and subject to the jurisdiction and approval of the court in the Illinois case, a nationwide settlement would be effectuated through the submission of claims by class members, who would receive cash payments in amounts based primarily upon the seriousness of the problems they encountered and their ability to substantiate those problems with documentation.

On September 10, 2004, the court in the Illinois case issued an order approving the nationwide class settlement on the terms outlined in the Agreement. The deadline for the submission of claims by class members was October 11, 2004. Submitted claims are being evaluated and paid out of the available settlement fund by a settlement administrator in a process that is expected to conclude by the end of this year.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth purchases by the Company of its Common Stock during the quarter ended September 30, 2004:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 2004(3)	13,896	$28.48	—	30,592,837
August 2004(4)	7,727,878	$23.17	7,726,929	22,865,908
September 2004(3)	17,042	$21.70	—	22,865,908
Total	7,758,816	$23.18	7,726,929	22,865,908

(1)          Reflects the weighted average price paid per share of IAC Common Stock.

(2)          On November 5, 2003, IAC announced that its Board of Directors had authorized IAC to repurchase up to 50 million shares of IAC Common Stock over an indefinite period of time, on the open market or through private transactions, depending on those factors IAC deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

The maximum number of shares that may yet be repurchased under publicly announced plans or programs in the table does not include up to an additional 80 million shares that may be repurchased pursuant to IAC’s new repurchase authorization, which was announced in November 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources.”

(3)          Reflects the withholding of shares of IAC Common Stock for payment of taxes due upon the vesting of shares of restricted stock and/or restricted stock units.

(4)          Reflects the (i) withholding of 949 shares of IAC Common Stock for payment of taxes due upon the vesting of restricted stock and restricted stock units and (ii) purchase of 7,726,929 shares of IAC Common Stock in the open market pursuant to the repurchase authorization described in note (2) above.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC.	Exhibit 3.1 to IAC’s Current Report on Form 8-K, filed on October 14, 2003.
3.2	Certificate of Ownership and Merger merging NC3, Inc. into InterActiveCorp under the name IAC/InterActiveCorp.	Exhibit 3.1 to IAC’s Current Report on Form 8-K, filed on July 14, 2004.
3.3	Amended and Restated ByLaws of IAC.	Exhibit 99.1 to IAC’s Current Report on Form 8-K, filed on September 20, 2002.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

†                    Filed herewith.

††             Furnished herewith.

b)     Reports on Form 8-K filed during the quarter ended September 30, 2004.

On July 14, 2004, the Registrant filed a report on Form 8-K reporting under Item 5, “Other Events and Regulation FD Disclosure,” announcing the change in its corporate name from InterActiveCorp to IAC/InterActiveCorp.

On August 3, 2004, the Registrant filed a report on Form 8-K reporting under Item 9, “Regulation FD Disclosure” and Item 12, “Results of Operations and Financial Condition,” attaching a press release announcing its results for the quarter ended June 30, 2004.

On September 17, 2004, the Registrant filed a report on Form 8-K reporting under Item 5.02, “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers,” announcing the resignation of Dr. John C. Malone and Mr. Robert R. Bennett from the IAC/InterActiveCorp Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2004	IAC/INTERACTIVECORP
	By:	/s/ BARRY DILLER
Barry Diller
Chairman and Chief Executive Officer

Signature	Title	Date
/s/ BARRY DILLER	Chairman of the Board, Chief Executive	November 9, 2004
Barry Diller	Officer and Director
/s/ DARA KHOSROWSHAHI	Executive Vice President and Chief	November 9, 2004
Dara Khosrowshahi	Financial Officer
/s/ WILLIAM J. SEVERANCE	Vice President and Controller (Chief	November 9, 2004
William J. Severance	Accounting Officer)