Form 10-K
period 2004-12-31
IAC/INTERACTIVECORP
filed 2005-03-16
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on March 16, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004

IAC/INTERACTIVECORP
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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of February 10, 2005, the following shares of the Registrant's Common Stock were outstanding:

Common Stock, including 266,143 shares of restricted stock	634,246,558
Class B Common Stock	64,629,996

Total	698,876,554

        The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of February 10, 2005 was $11,888,050,303. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

Documents Incorporated By Reference:

        Portions of the Registrant's proxy statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I

Item 1.    Business

OVERVIEW

IAC Brands and Businesses

        IAC/InterActiveCorp operates leading and diversified businesses in sectors being transformed by the internet, online and offline... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC currently operates a diversified portfolio of specialized and global brands in the travel, retailing, ticketing, personals, media, financial services, real estate and teleservices industries. IAC enables billions of dollars of consumer-direct transactions for products and services via the internet and telephone. IAC/InterActiveCorp is referred to herein as either IAC or the Company.

        IAC consists of the following segments:

  •
  IAC Travel, which includes Expedia, Hotels.com, Hotwire and Interval International;

  •
  Electronic Retailing, which includes HSN U.S. and HSN International;

  •
  Ticketing, which includes Ticketmaster;

  •
  Personals, which includes Match.com;

  •
  IAC Local and Media Services, which includes Citysearch, Evite, Entertainment Publications, TripAdvisor (since April 2004) and ServiceMagic (since September 2004);

  •
  Financial Services and Real Estate, which includes LendingTree and its affiliated brands and businesses; and

  •
  Teleservices, which includes Precision Response Corporation.

        For information regarding the results of operations of these segments, as well as their respective contributions to IAC's consolidated results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 42 and the Consolidated Financial Statements and related notes beginning on page 84.

        On December 21, 2004, IAC announced its plan to separate into two independent public companies in order to better achieve certain strategic objectives of its various businesses. In this report, we refer to this transaction as the "Spin-Off" and to the new company that will hold the travel and travel-related businesses of IAC as "New Expedia." For additional information, see "—Spin-Off."

History

        Since its inception, the Company has transformed itself from a hybrid media/electronic retailing company into an interactive commerce company. The Company was incorporated in July 1986 in Delaware under the name Silver King Broadcasting Company, Inc., or Silver King, as a subsidiary of Home Shopping Network, Inc., or Home Shopping Network. On December 28, 1992, Home Shopping Network distributed the capital stock of Silver King to its stockholders. In December 1996, the Company completed mergers with Savoy Pictures Entertainment, Inc., or Savoy, and Home Shopping Network, with Savoy and Home Shopping Network becoming subsidiaries of Silver King. In connection with these mergers, the Company changed its name from Silver King Broadcasting Company, Inc. to HSN, Inc.

        The Company acquired a controlling interest in Ticketmaster Group, Inc. in 1997 (and the remaining interest in 1998). In 1998, upon the purchase of USA Networks and Studios USA from Universal Studios, Inc., or Universal, the Company became USA Networks, Inc. From 1999 through 2001, the Company invested in Hotel Reservations Network (later renamed Hotels.com), Match.com and other smaller e-commerce companies. In 2001, the Company sold USA Broadcasting to Univision Communications, Inc.

        In February 2002, the Company acquired a controlling stake in Expedia. In May 2002, after contributing its entertainment assets to a joint venture controlled by Vivendi Universal, S.A., or Vivendi, the Company was renamed USA Interactive. In September 2002, the Company acquired Interval International.

        In 2003, the Company acquired the minority interests in its formerly public subsidiaries, Expedia, Hotels.com, and Ticketmaster, and acquired a number of other companies, including Entertainment Publications, Inc., LendingTree and Hotwire. The Company was renamed InterActiveCorp in June 2003 and IAC/InterActiveCorp in July 2004.

SPIN-OFF

        On December 21, 2004, IAC announced its plans relating to the Spin-Off. Following the completion of the Spin-Off:

  •
  New Expedia will consist of the travel and travel-related businesses and investments that IAC currently operates and/or manages through IAC Travel (other than Interval International, which IAC will retain) and TripAdvisor, which during 2004 was operated and managed through IAC Local and Media Services; and

  •
  IAC will continue to operate and/or manage its remaining businesses and investments, which currently comprise its Electronic Retailing, Ticketing, Personals, Local and Media Services (other than TripAdvisor), Financial Services and Real Estate and Teleservices segments, as well as Interval International.

SELECTED TRANSACTIONS

        For a more detailed discussion concerning certain of the transactions described below, see Notes 3 and 4 to the Notes to the Consolidated Financial Statements.

IAC Travel

  Expedia

  •
  On February 4, 2002, the Company acquired a controlling interest in Expedia. On August 8, 2003, IAC completed its acquisition of all of the outstanding capital stock of Expedia that it did not already own. Following the completion of the Spin-Off, Expedia will be part of New Expedia.

  Hotels.com

  •
  On May 10, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of two entities that operated Hotel Reservations Network, since renamed Hotels.com. On March 1, 2000, Hotels.com completed an initial public offering. On June 23, 2003, IAC completed its acquisition of all of the outstanding capital stock of Hotels.com that it did not already own. Following the completion of the Spin-Off, Hotels.com will be part of New Expedia.

  Hotwire

  •
  On November 5, 2003, IAC completed its acquisition of Hotwire. Following the completion of the Spin-Off, Hotwire will be part of New Expedia.

  Interval International

  •
  On September 24, 2002, the Company completed its acquisition of Interval International. Following the completion of the Spin-Off, Interval International will remain part of IAC.

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

Electronic Retailing

  •
  In early July 2002, the Company acquired the direct and indirect interests of its partners in HSE-Germany, EUVÍA and an Italian-based home television shopping business. In February 2005, the Company completed its acquisition of the 10% interest in HSE-Germany that it did not already own and completed the sale of its minority interest in the Italian-based home television shopping business.

  •
  In June 2004, HSN International launched Quiz TV, an interactive game and quiz show television channel developed by HSN International, in London, England.

  •
  On March 1, 2005, the Company announced that it had agreed to acquire Cornerstone Brands Inc., a portfolio of leading print catalogs and online retailing sites that sell home products and leisure and casual apparel. This acquisition is expected to close, subject to the receipt of the requisite regulatory approvals and the satisfaction of customary closing conditions, during the second quarter of 2005.

Personals

  •
  On April 4, 2003, IAC completed its acquisition of uDate.

IAC Local and Media Services

  •
  On March 25, 2003, IAC completed its acquisition of Entertainment Publications, Inc., referred to in this report as Entertainment Publications or EPI.

  •
  On April 27, 2004, IAC completed its acquisition of TripAdvisor, Inc. Following the completion of the Spin-Off, TripAdvisor will be part of New Expedia.

  •
  On September 1, 2004, IAC completed its acquisition of ServiceMagic Inc.

Financial Services and Real Estate

  •
  On August 8, 2003, IAC completed its acquisition of LendingTree.

  •
  On December 14, 2004, the Company, through LendingTree, completed its acquisition of Home Loan Center, a consumer direct lender, now known as LendingTree Loans.

EQUITY OWNERSHIP AND VOTING CONTROL

        As of February 10, 2005, Liberty Media Corporation, or Liberty, through companies owned by Liberty and companies owned jointly by Liberty and Mr. Diller, Chairman and CEO of IAC, owned approximately 13.8% of IAC's outstanding Common Stock and approximately 79.2% of IAC's outstanding Class B Common Stock, and NBC Universal, Inc., or NBC Universal (successor in interest to Vivendi), through its subsidiaries, owned approximately 6.8% of IAC's outstanding Common Stock and 20.8% of IAC's outstanding Class B Common Stock. Assuming conversion of all of the outstanding shares of Class B Common Stock to Common Stock, as of February 10, 2005, Liberty would have owned approximately 19.8% of IAC's outstanding Common Stock and NBC Universal would have owned approximately 8.1% of IAC's outstanding Common Stock.

        As of February 10, 2005, Mr. Diller (through companies owned jointly by Liberty and Mr. Diller, his own holdings and holdings of NBC Universal and Liberty, over which Mr. Diller generally has voting control pursuant to a shareholders agreement described below) controlled approximately 59.6% of the outstanding total voting power of IAC. As of February 10, 2005, there were 634,246,558 shares of IAC Common Stock, 64,629,996 shares of IAC Class B Common Stock and 13,118,182 shares of IAC Preferred Stock outstanding.

        Subject to the terms of the Amended and Restated Stockholders Agreement, dated as of December 16, 2001, among Universal, Liberty, Mr. Diller and Vivendi, Mr. Diller is effectively able to control the outcome of nearly all matters submitted to a vote or for the consent of IAC's stockholders (other than with respect to the election by the holders of IAC Common Stock of 25% of the members of IAC's Board of Directors and certain matters as to which a separate class vote of the holders of IAC Common Stock or IAC Preferred Stock is required under Delaware law). In addition, pursuant to the Amended and Restated Governance Agreement, dated as of December 16, 2001, among IAC, Vivendi, Universal, Liberty and Mr. Diller, each of Mr. Diller and Liberty generally has the right to consent to certain significant corporate actions transactions in the event that IAC's ratio of total debt to EBITDA, as defined therein, equals or exceeds four to one over a continuous 12-month period.

        Subsequent to the date of the governance and stockholders agreements described above, General Electric and Vivendi created NBC Universal, and Vivendi contributed to NBC Universal Vivendi's ownership interests in Universal and in certain non-U.S. affiliates of Universal. As a result of that transaction, NBC Universal now controls Universal and is subject to the provisions of these agreements.

DESCRIPTION OF BUSINESSES

        The following disclosure regarding IAC's businesses reflects the organization, operation and management of these businesses through December 31, 2004. As a result, this disclosure does not reflect how IAC's businesses will be organized, operated and managed following the completion of the Spin-Off. See "—Spin-Off."

IAC Travel

    Overview

        IAC Travel is among the world's leading travel services companies, making travel products and services available to leisure and corporate travelers in the United States and abroad through a diversified portfolio of brands, including Expedia, Hotels.com, Hotwire, Expedia Corporate Travel, Classic Custom Vacations and a range of other domestic and international brands and businesses.

        IAC Travel brands and businesses make available a wide selection of travel products and services, from simple, discounted travel to more complex, luxury travel. IAC Travel's various brands and businesses target the needs of different consumers, including those who are focused exclusively on price and those who are focused on the breadth of product selection and quality of services. Through its differentiated brands and businesses, IAC Travel helps a broad range of leisure and corporate travelers research, plan and book travel.

        IAC Travel makes available travel products and services primarily through its wholly-owned, branded websites, as well as through branded websites owned and operated by joint ventures and other companies in which IAC Travel has made investments. IAC Travel also makes available travel products and services through its private label program, through which it indirectly makes available travel products and services to customers through third party websites, as well as through traditional offline channels, including full service telephone booking agents, onsite travel agents working at various corporate customer locations and in-destination Expedia!fun travel desks. IAC Travel also includes Interval International, a leading membership services company providing timeshare exchange and other value-added programs to its timeshare-owning members worldwide.

        IAC Travel makes its travel products and services available on a stand-alone and package basis primarily through two separate business models, the merchant model and agency model. See "—Merchant and Agency Business Models." In 2004, merchant gross bookings and agency gross bookings were approximately $5.7 billion and $7.5 billion, respectively. IAC Travel also derives revenue from fees paid by members in connection with exchange and rental transactions and memberships through Interval International, as well as from advertising and promotional activities across its branded websites.

        To ensure the success of its leisure and corporate travel businesses, IAC Travel has made substantial investments in technology and believes that innovation is a long-term competitive advantage, both in consumer- and supplier-oriented technology.

    Portfolio of Brands and Businesses

        IAC Travel has created an easily accessible global travel marketplace that is used by a broad range of leisure and corporate consumers and travel agents. This marketplace allows customers to research, plan and book travel products and services from travel suppliers and allows these travel suppliers to efficiently reach and provide their products and services to IAC Travel customers. Through its diversified portfolio of domestic and international brands and businesses, IAC Travel makes available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, cruise lines and destination service providers, such as attractions and tours. Using a portfolio approach for IAC Travel's brands and businesses allows it to target a broad range of customers looking for different value propositions. A description of IAC Travel's principal brands and businesses appears below.

        Expedia.com makes a large variety of travel products and services available directly to consumers through its U.S.-based website, www.expedia.com, as well as through localized versions of its website in Canada, France, Germany, Italy, the Netherlands and the United Kingdom, many of which are leading online travel service companies in their respective country. IAC Travel also operates www.anyway.com, a leading online travel company in France. The Expedia-branded websites also serve as the travel channel on MSN.com, Microsoft's online services network in the United States, as well as certain international MSN sites. See "—Marketing." Expedia-branded websites target many different types of consumers, from families booking a summer vacation to individual travelers arranging a quick weekend getaway, in order to provide the vast majority of travelers with the ability to research, plan and obtain their travel needs. Consumers can search for, compare information (including pricing and availability) and book travel products and services on Expedia-branded websites, including airline tickets, lodging, car rentals, cruises and many destination services, such as attractions and tours, from a large number of suppliers, on a stand-alone and package basis.

        Hotels.com makes available a large variety of lodging options to customers, who can plan, shop for and book lodging accommodations, from traditional hotels to vacation rentals, at over 15,000 properties worldwide. Hotels.com seeks to provide customers with premium content through its US-based website, www.hotels.com (as well as localized versions in the Americas, Europe, Asia-Pacific and South Africa), its vacation rentals website at www.vacationspot.com and its toll-free call centers. Hotels.com is pursuing a strategy focused on differentiating its service offerings by positioning itself as a hotel expert with premium content about lodging properties, while simultaneously moving away from its historical focus solely on discount pricing.

        Hotwire.com is a leading discount travel website that makes available airline tickets, hotel rooms, rental cars, cruises and vacation packages. Hotwire's opaque approach matches the needs of two groups: price-sensitive consumers willing to be flexible to save money; and suppliers who have excess seats, rooms and cars they wish to fill without affecting the public's perception of their brands. Hotwire customers enjoy significant discounts by electing to book travel services "opaquely," without knowing certain itinerary details such as brand, time of departure and exact hotel location, while suppliers create value from excess inventory without diluting their core brand-loyal customer base. Hotwire works with many domestic and international airlines, including the U.S. full-service major network airlines, top hotels in hundreds of cities and resort destinations in the U.S., Europe, Canada, Mexico and the Caribbean and major car rental companies nationwide.

        Interval International, or Interval, is a leading membership-services company providing timeshare exchange and other value-added programs to its timeshare-owning members and resort developers worldwide. As of December 31, 2004, Interval had established contractual affiliations with over 2,000 resorts located in 76 countries and provided timeshare exchange services to nearly 1.7 million timeshare owners. Interval's revenues are generated primarily from fees paid by members in connection with exchange and rental transactions and membership fees. Through December 31, 2004, Interval was operated and managed through IAC Travel. Following the completion of the Spin-Off, Interval will remain part of IAC.

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

        Developers generally remit Interval's initial basic membership fee on behalf of its timeshare owners for membership periods of one to three years at the time the timeshare interests are sold. Some developers have incorporated Interval's annual membership fee into their annual assessments and these owners' memberships are renewed annually by the developer during the period of the resort's participation in the Interval exchange network. However, in most cases, timeshare owners are responsible for renewing their memberships and paying related fees.

        As an upgrade to its basic membership program, for an additional annual fee, exchange members can participate in the Interval Gold Program, a value-added, membership enhancement program. The Interval Gold Program provides exchange members with year-round benefits and services, such as hotel, dining and leisure discounts, a concierge service and access to special exchange options, including a golf, spa and cruise exchanges. As of December 31, 2004, approximately 35% of Interval's timeshare exchange members were enrolled in the Interval Gold Program.

        Interval uses advanced telecommunications systems and technologies to deliver exchange and membership services to its members through call centers and through its website, www.intervalworld.com. Interval also makes travel-related products and services available to its members directly and through third party providers, as well as additional services through its website to select exchange members. Exchange members also receive regular publications highlighting Interval's exchange network and specific exchange opportunities and membership benefits and services and, upon confirmation of an exchange, an exchange information pack, which contains details regarding the relevant resort, on-site services and nearby attractions. Interval also provides a comprehensive array of services to the developers of resorts participating in its network, such as sales and marketing support, consulting services and back-office servicing solutions.

        WWTE, IAC Travel's private label program, is used to make travel products and services available to consumers through third party company-branded websites using IAC Travel's industry leading technology platform. The private label program, which is a low risk, cost-effective way for IAC Travel to enter new markets in the United States and abroad, enables IAC Travel to cover many more markets than is possible by setting up full-scale websites, which requires significant investment in technology and personnel. The products and services made available through WWTE websites are a subset of those made available on IAC Travel's Expedia-branded websites. IAC Travel pays participants in the WWTE private label program on a revenue-share basis. IAC Travel also has a growing international private label business.

        Classic Customs Vacations, or CCV, makes premium custom Hawaiian, Mexican, Caribbean and European travel packages available principally to a network of travel agents throughout the United

States. Travel agents shopping for premium custom vacation packages for their customers can obtain such packages through the CCV team of telesales professionals. Customers can preview these packages directly through CCV's websites, www.classiccustomvacations.com and www.classicvacations.com.

        Expedia!fun is a network of in-destination travel desks located at hotels and resorts in Florida, Hawaii and Mexico that offer travelers the opportunity to obtain tours, attractions, airport transfer services and other travel-related services. IAC Travel entered the destination services market through its acquisition of Activity World, a Hawaiian destination service provider, in 2004 and recently expanded its travel desk business with the 2005 acquisition of Premier Getaways, a destination service provider in Florida.

        Expedia Corporate Travel is a full-service travel management company that makes travel products and services available to corporate customers in the U.S. and in Europe. Expedia Corporate Travel is growing globally, and in 2004 established Expedia Corporate Travel Europe, which includes www.egencia.com, acquired by the Company through IAC Travel in March 2004 and World Travel Management, acquired by the Company through IAC Travel in August 2004. Expedia Corporate Travel provides, among other things, centralized booking tools for employees of its corporate customers, support of negotiated airfares and consolidated reporting aimed at small- and mid-sized businesses. Expedia Corporate Travel charges corporate client companies sign-up and set-up fees as well as transactional fees for making or changing bookings. In addition, Expedia Corporate Travel provides on-site agents to some corporate clients in order to support the related account.

    International Opportunities and Investments

        IAC Travel leverages its established brands and businesses to enter markets with large existing travel markets and established consumer behavior for planning and purchasing travel. IAC Travel reaches many customers in several countries and multiple continents through the brands and businesses described above. IAC Travel typically customizes international points of sale to reflect local language, currency, customs, traveler behavior and preferences and local hotel markets, all of which may vary from country to country.

        IAC Travel believes that Europe presents an especially large opportunity for its brands and businesses. Europe is more populous than the U.S. and, with more generous vacation policies by employers, Europeans generally take more frequent and longer vacations than do Americans. European hotel markets are more fragmented than U.S. hotel markets, and therefore, IAC Travel believes that it is more difficult for European hotels to reach their customers through traditional marketing initiatives than for U.S. hotels. IAC Travel believes that its ability to deliver the targeted marketing characteristics of the Internet increases the value it can bring to travel suppliers in Europe and elsewhere.

        In addition to expanding its brands and businesses into foreign markets, IAC Travel also makes investments in travel and travel-related businesses abroad. For example, IAC Travel is party to a joint venture with Société Nationale des Chemins de Fer Français (SNCF), the state-owned railway group in France, which operates www.voyages-sncf.com, a leading online site for e-tourism in France. SNCF and IAC Travel (through Expedia) own 50.1% and 49.9% of the joint venture, respectively.

        IAC Travel has also expanded into the Asia-Pacific region, where travel markets are growing. As part of its expansion into Asia-Pacific, the Company, through IAC Travel, currently holds approximately 52% of the outstanding capital stock (on a fully diluted basis) of eLong, Inc. (NASDAQ:LONG), or eLong. This stake represents approximately 96% of the total voting power of eLong. eLong is an independent travel service company headquartered in Beijing with a national presence across China. eLong uses web-based distribution technologies and a 24-hour nationwide call center to provide consumers with consolidated travel information and the ability to access hotel reservations at discounted rates at over 2,600 hotels in major cities across China. eLong offers air ticketing and other travel related services, such as rental cars, vacation packages and corporate travel services.

        IAC Travel intends to continue to expand its international presence. In order to achieve widespread acceptance in the countries and markets it enters, IAC Travel must continue to successfully tailor its services to the unique customs and cultures of such countries and markets. Learning the customs and cultures of various countries, particularly with respect to travel patterns and practices, can be difficult and costly and IAC Travel's failure to do so could slow its international growth. In addition, IAC Travel faces, and expects to continue to face, additional risks associated with its international operations. These risks include unexpected changes in regulatory requirements, increased risk and limits on its ability to enforce intellectual property rights, exchange rate fluctuations, potential delays in the development of the Internet as an advertising and commerce medium in international markets and difficulties in managing operations due to distance, language and cultural differences, including issues associated with establishing management systems and infrastructures and staffing and managing foreign operations.

Merchant and Agency Business Models

        IAC Travel, through its various brands and businesses, makes travel products and services available on a stand-alone and package basis primarily through two separate business models: the merchant model and the agency model. Under the merchant model, IAC Travel facilitates the booking of hotel rooms, airline seats, car rentals and destination services from its travel suppliers and is, for such bookings, the merchant of record. Acting as the merchant of record enables IAC Travel to achieve a higher level of net revenues per transaction, promote additional services for its travel suppliers and generally provide lower prices to consumers as compared to those provided through the agency model. Merchant revenues are recognized when the customer uses the travel product or service, as opposed to when the travel product or service is booked. In the case of merchant transactions, IAC Travel has certain latitude to establish and change prices charged to customers (as compared to agency transactions). The merchant model provides travel suppliers a cost-efficient way (as compared to traditional marketing initiatives) to increase the marketing and promotion of their brands. Merchant revenues are derived from the difference between amounts paid to the travel suppliers and the amounts paid by the consumer.

        Under the agency model, IAC Travel acts as an agent in the transaction, passing reservations booked by its customers to the relevant airline, hotel, car rental company or cruise line. IAC Travel receives a commission or ticketing fee from the travel supplier for its services under the agency model. In the case of agency airline transactions, IAC Travel also receives fees from global distribution systems, or GDSs, which control the computer systems through which air travel reservations are booked, in addition to any commissions or ticketing fees paid by travel suppliers. See "—Relationships with Travel Suppliers and Distribution Partners—Travel Supplier and Distribution Partner Revenues." In agency transactions, the travel supplier sets the price paid by the consumer and the travel supplier appears as the merchant of record for the transaction. Agency revenues are derived primarily from commissions and ticketing fees from travel suppliers, revenues from GDSs and fees from leisure and corporate customers and are recognized at the time the reservation is booked. Fees from leisure and corporate customers include (i) service fees, which are charged in connection with most bookings on

U.S. and some international websites, (ii) fees for processing and delivery of paper airline tickets via express mail and (iii) corporate transaction service fees for travel booking services provided to corporate customers.

        Through IAC Travel-branded websites, customers can dynamically assemble multiple component travel packages in a single transaction at a savings as compared to booking each component separately. Packages assembled by customers through the dynamic packaging model on IAC Travel-branded websites include at least one major merchant air, car or hotel component. Customers select packages based on the total package price, without being provided component pricing. The use of the merchant travel components in packages enables IAC Travel to make certain travel products available at prices lower than those charged on a per component basis by travel suppliers without impacting their established pricing and positioning models.

Relationships with Travel Suppliers and Distribution Partners

        Overview.    IAC Travel makes travel products and services available from a variety of large and small commercial and charter airlines, lodging properties, major car rental companies and cruise lines and in-destination service providers. IAC Travel seeks to build and maintain long-term, strategic relationships with these travel suppliers that have the mutual objective of shared success, as well as build additional strategic relationships with other travel suppliers and GDS distribution partners. An important component of the success of IAC Travel's business depends on its ability to maintain its existing, as well as build new, relationships with travel suppliers and GDS distribution partners.

        Adverse changes in existing relationships, or IAC Travel's inability to enter into new arrangements on favorable terms or if at all, could reduce the amount, quality and breadth of attractively priced travel products and services that IAC Travel is able to make available through its brands and businesses, which could adversely affect its business, financial condition and results of operations.

        Benefits to Travel Suppliers.    IAC Travel strives to deliver value to its travel suppliers through a wide range of innovative, targeted merchandising and promotional strategies designed to increase their revenues, while simultaneously reducing their marketing transaction and customer service costs. IAC Travel maintains a supplier relations team, which consists of a staff of account executives and market managers who work directly with travel suppliers to increase the marketing of their travel products through IAC Travel's brands and businesses.

        In addition, IAC Travel has developed proprietary, supplier-oriented technology that streamlines the interaction between some of its websites and hotel property management systems, making it easier and more cost-effective for hotels to manage reservations made through certain IAC Travel brands and businesses. Through "direct connect" technology, hotels can upload information about available products and services and rates directly from their central reservation systems into certain IAC Travel websites, as well as automatically confirm hotel reservations made by IAC Travel customers. In the absence of direct connect technology, both of these processes are generally completed manually. There are currently more than one thousand hotels in North America that have adopted direct connect technology and IAC Travel expects that this number will increase in the future.

        Travel Supplier and Distribution Partner Revenues.    A portion of IAC Travel's agency revenues are derived from compensation paid by travel suppliers and GDS distribution partners for bookings made through IAC Travel's websites. IAC Travel generally negotiates these commissions and fees with its travel suppliers and GDS distribution partners. Over the last several years travel suppliers have generally reduced or eliminated commissions to travel agents and other travel intermediaries. No assurances can be given that airlines, GDS distribution partners or other travel suppliers will not reduce current industry compensation or IAC Travel's compensation, either of which could reduce IAC Travel's agency revenues and margins and adversely affect its business, financial condition and results of operations.

    Industry and Competition

        IAC Travel's brands and businesses compete in rapidly evolving and intensely competitive markets. According to industry sources, combined global travel sales (for the United States, Europe and the Asia Pacific region) in 2004 were approximately $875 billion, approximately $90 billion of which were transacted online. Combined travel sales for Europe and the Asia Pacific region in 2004 were approximately $529 billion, approximately $33 billion of which were transacted online. Industry sources predict that online travel sales in Europe and the Asia Pacific region will grow by as much as approximately 40% over the next several years. The relatively low percentage of total travel sales transacted online in international markets indicates that these markets represent especially large opportunities for IAC Travel and those of its competitors who wish to expand their brands and businesses abroad.

        IAC Travel's competitors include online and offline travel companies that target leisure and corporate travelers, travel supplier direct websites and other channels, consolidators and wholesalers of travel products and services and other companies offering travel search engines, content or advice, in each case, on a local, regional, national and/or international basis.

        IAC Travel believes that maintaining and enhancing its brands is a critical component of its efforts to compete with its competitors. IAC Travel's brands and businesses differentiate themselves from competitors primarily on the basis of quality and breadth of travel products made available, channel features and usability, price, customer service and quality of travel planning content and advice. The emphasis on one or more of these factors varies, depending on the brand or business and the related target demographic.

        IAC Travel's brands and businesses face competition from travel supplier direct websites. In some cases, supplier direct channels offer advantages to customers, such as loyalty programs or lower transaction fees. To the extent that consumers increase the percentage of their travel purchases through travel direct supplier websites, IAC Travel's business may suffer. IAC Travel believes that its websites, which feature travel products and services from numerous (as opposed to a single) travel brands, have greater appeal in the case of brand-agnostic customers, a much larger demographic than brand-loyal customers.

        IAC Travel's business is generally sensitive to changes in the competitive landscape, including the emergence of new competitors, most recently, the travel meta-search engine. Travel meta-search engines aggregate pricing and other information from other travel websites, and present this information in the form of consolidated, comparative search results to their users. Consumers can purchase travel products and services directly from travel suppliers by clicking-through to their branded websites through search results or links posted on the travel meta-search engine.

        Some of IAC Travel's competitors may be able to make products and services from travel suppliers available on more favorable terms based on a variety of factors, including their willingness to accept lower revenues, better relationships with suppliers and their vertical integration with GDSs and/or travel suppliers. IAC Travel expects its current and future competitors to continually revise and improve their business models. Travel product and service providers that work with IAC Travel and its online competitors may introduce pricing or other business changes that could adversely affect IAC Travel's attractiveness to travel suppliers.

        Interval faces competition primarily from Resort Condominiums International, LLC, a subsidiary of Cendant Corporation, as well as several other companies that perform exchanges on a smaller, often more regional, basis. A number of management companies also compete with Interval by offering exchange opportunities among resorts that they manage as a component of their management services. In addition, a wide variety of vacation clubs and large resort developers, some of which participate in

Interval's exchange network, are creating and operating their own internal reservation and exchange systems to facilitate alternative accommodations for timeshare owners at their resorts.

        IAC Travel's business, financial condition and results of operations are also affected by the health of the worldwide travel industry. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Accordingly, IAC Travel's business is sensitive to downturns or weaknesses in the travel industry, which could adversely affect the growth of its business. Additionally, IAC Travel's business is sensitive to safety concerns, and thus may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues or when travel might involve health-related risks, one or more of which could result in a protracted decrease in demand for its travel services. This decrease in demand, depending on its scope and duration, together with any future issues impacting travel safety, could significantly and adversely impact IAC Travel's business, financial condition and results of operations over the short and long term. In addition, the disruption of the existing travel plans of a significant number of customers upon the occurrence of certain events, such as terrorist activity or war, could result in the incurrence of significant additional costs if IAC Travel provides relief to affected customers by not charging cancellation fees or by refunding the price of otherwise non-refundable unused tickets.

    Marketing

        IAC Travel's marketing programs, initiatives and related spending accrue to the primary goals of building and maintaining individual brand propositions across its portfolio of brands, driving traffic and conversion through its various brands and businesses, lowering ongoing customer acquisition costs, increasing market share and strategically positioning its various brands and businesses in relation to each other.

        IAC Travel's marketing programs and initiatives primarily include direct and/or personalized customer communications, search engine marketing and online and offline advertising. In addition, IAC Travel's Expedia-branded websites operate the travel channel on the MSN.com website in the U.S. and MSN websites in Canada, the United Kingdom, Italy, France and Germany. The related MSN contract continues through June 2005. IAC Travel is currently negotiating the renewal of this agreement with Microsoft. However, no assurances can be provided that IAC Travel will be able to renew the agreement on acceptable terms, if at all.

        IAC Travel also makes use of affiliate marketing. IAC Travel's Expedia and Hotels.com-branded websites receive bookings from consumers who have clicked-through to the respective websites through links posted on affiliate partner websites through affiliate programs, including the Interactive Affiliate Network, or IAN.com. As of December 31, 2004, IAC Travel had affiliation agreements with thousands of third party affiliate partners, including a number of leading travel companies, pursuant to which it pays affiliate partners a commission for bookings originated from their websites. Affiliate partners can make travel products and services available through an IAC Travel-branded website, a co-branded website or their own private label website. IAC Travel also provides its affiliates with industry-leading technology and access to a wide range of products and services.

        The long term success of IAC Travel depends on its continued ability to increase the overall number of customer transactions in a cost-effective manner. In order to increase the number of customer transactions, IAC Travel must attract new visitors to its websites and other distribution channels, convert these visitors into paying customers and capture repeat business from existing customers. Similarly, IAC Travel's corporate travel business is dependent on enlisting new corporate customers and attracting their travel booking activity online to Expedia Corporate Travel. One of the principal ways in which IAC Travel attracts customers to its websites in a cost-effective manner is through its affiliate programs, as described above. If the number of affiliates participating in these programs were to decrease significantly, costs relating to IAC Travel's sales and marketing commitments could increase. In addition, IAC Travel believes that rates for desirable advertising and marketing placements, both online and offline, are likely to increase in the foreseeable future. No assurances can be provided that IAC Travel will be successful in acquiring new customers in a cost-effective manner.

    Regulation

        IAC Travel must comply with laws and regulations relating to the travel industry and the provision of travel services. These include registration in various states as "sellers of travel" and/or vacation clubs and compliance with certain disclosure requirements and participation in state restitution funds. In addition, IAC Travel businesses are subject to regulation by the U.S. Department of Transportation and must comply with various rules and regulations governing the provision of air transportation, including those relating to advertising and accessibility.

        IAC Travel is currently subject and, as IAC Travel continues to expand the reach of its brands and businesses into the European, Asia-Pacific and other international markets, will become increasingly subject, to laws and regulations applicable to travel agents in those markets, including laws regulating the provision of travel packages and industry specific value-added tax regimes. For example, the EEC Council Directive on Package Travel Package Holidays and Package Tours imposes various obligations upon marketers of travel packages, such as disclosure obligations to consumers and liability to consumers for improper performance of the package, including supplier failure. Laws applicable to travel agents in these markets are subject to change at any time and authorities in these markets are regularly considering new legislation, as well as changes in the application of existing laws and regimes applicable to travel agents and the travel industry.

        In the case of Interval, a number of states require Interval to prepare and file annual disclosure documents regarding its exchange services. In addition, the development of timeshare resorts and the sale of timeshare interests is a heavily regulated industry in the U.S. on a state level, as well as in various jurisdictions abroad. This regulation directly affects the resorts and members that participate in Interval's exchange network which may affect Interval's business and, in turn, IAC Travel's business. These regulatory regimes are routinely under review and are often the subject of legislation. While Interval closely monitors the content and progress of all such legislation, it is unable to predict whether such legislation will be adopted, when and in what form and, if so, what the impact may be on the members and resorts that participate in Interval's exchange network and/or Interval's business.

Electronic Retailing

    HSN U.S.

        Overview.    HSN U.S. sells a variety of consumer products, primarily through the HSN and America's Store television networks and HSN.com, as well as through consumer catalog services and infomercials. The HSN and America's Store television networks both broadcast live, customer-interactive electronic retail sales programming 24 hours a day, seven days a week.

        Programming produced by HSN U.S. is intended to promote sales and customer loyalty through a combination of product quality, price and value, coupled with product information and entertainment. Programming on the HSN and America's Store television networks is divided into separately televised segments, each of which has a host who presents and conveys information regarding the featured product, sometimes with the assistance of a representative from the product vendor.

        HSN Merchandise.    HSN U.S. features over 25,000 consumer products, including jewelry, computers and electronics, home fashions, cookware and kitchen aids and health, beauty and fitness products, among others. Featured products include exclusive, third party-branded products, as well as HSN-branded products.

        HSN U.S. provides viewers with a number of convenient options in connection with the purchase, payment and shipping of merchandise, which vary by product, including the AutoShip program, pursuant to which customers can arrange to have purchases automatically sent and billed to them on a regularly scheduled basis, and the Flexpay option, which allows customers to pay for purchases in up to five monthly, interest-free installments. Standard and express shipping options are available and customers may generally return most merchandise within 30 days of receipt for a full refund or exchange.

        HSN U.S. purchases merchandise made to its specifications, as well as merchandise from name brand vendors and other third party lines, typically under certain exclusive rights, and overstock inventories from wholesalers, the mix and source of which depends upon a variety of factors, including price and availability. HSN U.S. generally does not enter into long-term supply arrangements with any of its vendors, given that there are a variety of sources of supply available.

        Reach.    As of December 31, 2003 and 2004, the HSN television network reached approximately 81.1 million and 85.5 million of the approximately 108.4 million and 109.6 million homes in the United States with a television set, respectively. Television households reached by the HSN television network as of December 31, 2003 and 2004 primarily include approximately 61.9 million and 62.6 million households capable of receiving cable and/or broadcast transmissions and approximately 18.6 million and 22.6 million direct broadcast satellite system, or DBS, households, respectively.

        As of December 31, 2003 and 2004, the America's Store television network reached approximately 10.4 and 13.0 million DBS households and approximately 7.1 million and 6.2 million cable television households, of which approximately 3.5 million and 4.3 million were distributed on a digital tier, respectively. Of the total number of cable television households that received the America's Store television network as of December 31, 2003 and 2004, approximately 6.9 and 6.0 million, respectively, also received the HSN television network.

        HSN U.S. produces live programming for the HSN and America's Store television networks in its studios in St. Petersburg, Florida. HSN U.S. distributes its programming by means of its satellite uplink facilities, which it owns and operates, to two satellite transponders leased by HSN U.S. on a full-time basis through May 2019 and November 2019. While HSN U.S. has designed business continuity and disaster recovery plans to ensure its continued satellite transmission capability on a temporary basis in the event of a natural or other disaster, the prolonged or permanent interruption of its satellite transmission capability for any reason and/or related costs incurred by HSN U.S. could have a material adverse affect on the business, financial condition and results of operations of HSN U.S. and/or IAC.

        Pay Television Distribution.    HSN U.S. has entered into multi-year affiliation agreements with cable operators and the two largest DBS operators in the United States to carry the HSN and/or America's Store television networks, as well as to promote one or both networks by carrying related commercials and distributing related marketing materials to their respective subscriber bases. In exchange for this carriage and related promotional and other efforts, including commitments to deliver pre-determined numbers of subscribers over specified time periods, HSN U.S. generally pays these pay television operators a commission, based on a percentage of the net merchandise sales, to their subscriber bases. In certain cases, pay television operators receive additional compensation in the form of the purchase of advertising time on other programming networks, commission guarantees and/or upfront payments in exchange for their commitments to deliver subscribers.

        From time to time, pending the renewal of an existing affiliation agreement or the negotiation of a new affiliation agreement, the HSN and/or America's Store television networks will be carried by one or more pay television operators without an effective affiliation agreement in place. Renewal and negotiation processes with pay television operators are typically protracted. Existing affiliation agreements with certain major cable operators and DBS operators are scheduled to expire over the course of 2005. Some, but not all of these agreements, contain renewal provisions. While HSN U.S.

intends to pursue the renewal of, or negotiate new, cable and DBS affiliation agreements to carry the HSN television network, no assurances can be given that it will be able to do so on acceptable terms, if at all. While the cessation of carriage of the HSN and/or America's Store television networks by a major cable operator, a DBS operator or a significant number of smaller cable operators could have a significant adverse effect on the business, financial condition and results of operations of HSN U.S. and the Company, the Company believes that it will be able to continue to successfully manage the distribution process in the future.

        Broadcast Television Distribution.    As of December 31, 2004, HSN U.S. also had affiliation agreements with 1 full-time, full power television station, 18 part-time, full power television stations and 103 low power television stations for carriage of the HSN and/or America's Store television networks with terms ranging from several weeks to several years. In exchange for this carriage, HSN U.S. pays broadcast television stations hourly or monthly fixed rates. The HSN and/or America's Store networks are also distributed on a full-time basis by 27 low power television stations pursuant to a long term affiliation agreement between HSN U.S. and Ventana Television, Inc., a wholly-owned subsidiary of IAC.

        HSN.com.    HSN U.S. operates HSN.com, a transactional e-commerce site that serves as an alternative storefront for merchandise featured on the HSN and/or America's Store television networks, as well as a significant amount of additional inventory available only through HSN.com. HSN.com also provides consumers with additional content to support and enhance HSN television programming, including an online program guide, a 24 hour product review through which consumers can find and view products previously featured on the HSN television network, live streaming video of the HSN television network and additional information about HSN show hosts and guest personalities. Consumers can also track the status of their online orders, communicate directly with customer service via e-mail and manage their account information through HSN.com. HSN.com generated approximately 15.9% of HSN U.S. sales in 2004.

        Catalog Services and Infomercials.    HSN U.S. catalog services consists of three consumer catalogs and related websites that feature thousands of home, yard and automotive products. New editions of the full-color catalogs are mailed to customers several times each year for a total annual circulation of over 80 million catalogs. The Company recently agreed to acquire Cornerstone Brands, a portfolio of leading print catalogs and related online retailing sites that sell home products and leisure and casual apparel. Cornerstone Brands' portfolio includes Frontgate, Ballard Designs, Garnet Hill, Smith and Noble, The Territory Ahead and TravelSmith. Upon completion of this acquisition, which is expected to occur during the second quarter of 2005 (subject to the receipt of the requisite regulatory approvals and the satisfaction of customary closing conditions), the existing catalog services of HSN U.S. will become part of Cornerstone Brands. HSN U.S. also offers select products through nationwide infomercial campaigns, which it produces and manages, on pay television networks on a limited basis.

    HSN International

        As of December 31, 2004, HSN International consisted of HSE-Germany, EUVÍA and Quiz TV (which operates an interactive game and quiz show television channel based in London, England), as well as minority interests in home shopping businesses in Italy, China and Japan.

        HSE-Germany.    As of December 31, 2004, HSN International owned approximately 90% of HSE-Germany. HSE-Germany operates a German-language home shopping business that is broadcast 24 hours a day, seven days a week, in Germany, Austria and Switzerland and also generates sales on its own website. HSN International acquired the remaining 10% interest in HSE-Germany that it did not already own on February 9, 2005. As of December 31, 2004, HSE-Germany had approximately 19.9 million cable and 9.8 million satellite subscribers in Germany, approximately 943,000 cable and

1.0 million satellite subscribers in Austria and approximately 1.3 million cable and 220,000 satellite subscribers in Switzerland.

        HSE-Germany does not need a license from German state media authorities to broadcast its programming over-the-air, via cable or via satellite. However, HSE-Germany generally must still obtain the right to broadcast its programming in a given state on a given cable channel from state media authorities in each of Germany's 16 states on a periodic basis, generally every 18 to 24 months. HSE-Germany enters into affiliation agreements with local cable operators in each of Germany, Austria and Switzerland, as well as with one principal DBS operator for carriage in all of these countries. No assurances can be given that HSE-Germany will be able to maintain its existing rights to broadcast its programming over the cable networks of each of Germany's 16 states and/or negotiate affiliation agreements with pay television operators on acceptable terms, if at all.

        EUVÍA.    HSN International owns, through a German subsidiary, 48.6% of EUVÍA, a German limited partnership that operates two television broadcasting businesses in Germany. ProSiebenSat.1 Media AG, the second largest German television group, owns 48.4% of EUVÍA. The remaining 3% of EUVÍA, over which HSN International also has voting control, is owned by EUVÍA's CEO.

        EUVÍA operates two television channels, 9Live, an interactive game and quiz show-oriented television channel, and Sonnenklar, a travel-oriented television channel. EUVÍA also sells package travel tours through Sonnenklar and its related website. While Sonnenklar does not need a broadcast license from German state media authorities, it must obtain rights to broadcast its programming on cable channels in each of Germany's 16 states on a periodic basis. 9Live broadcasts its programming pursuant to a license granted by the German state media authorities that expires in 2011. Sonnenklar and 9Live both enter into affiliation agreements with local cable operators, as well as with one principal DBS operator, for carriage in Germany. 9Live is distributed throughout Germany via satellite, cable and terrestrial antenna, and as of December 31, 2004, reached approximately 29.9 million households. Sonnenklar is distributed throughout Germany via digital and analogue satellites and cable, and as of December 31, 2004, reached approximately 28.4 million households.

    Competition

        HSN U.S. operates in a highly competitive environment. The HSN and America's Store television networks are in direct competition with traditional offline and online retailers, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers. The HSN and America's Store television networks compete with, and HSN U.S. expects to face increasing competition from, other companies that market merchandise by means of live television. The HSN and America's Store television networks also compete for access to customers and audience share with other conventional forms of entertainment and content. The price and availability of programming for pay television systems affect the availability of distribution for HSN U.S. programming and the compensation that must be paid to pay television operators for related carriage.

        In addition, competition for channel capacity has increased. While the advent of digital cable may decrease this competition, this additional capacity may encourage competitors to enter the marketplace, which could adversely affect the ability of HSN U.S. to attract viewers and customers. No prediction can be made with respect to the extent to which digital technology will ultimately impact the availability of channel capacity or the ability of new competitors to enter the marketplace. Also, certain broadcast television stations can demand carriage on local cable systems pursuant to "must-carry" rights, which may apply to digital television in the future. HSN U.S. is and will continue to be affected by these mandatory carriage rights to the extent that they decrease the number of available cable channels. No assurances can be provided that HSN U.S. will be able to secure well-positioned channel capacity on attractive terms and its inability to do so could have a material adverse effect on its business, financial condition and results of operations.

        HSN.com competes with numerous brick-and-mortar retailers, other online and offline retailers, catalog merchants and television shopping channels. A number of HSN.com's online competitors have a larger user base and greater expertise in developing online commerce. HSN U.S. believes that the principal competitive factors in this market are selection of goods, customer service, reliability of delivery, brand recognition, convenience and accessibility, price, quality of search tools and system reliability.

        HSN International.    HSE-Germany competes in Germany with traditional retailers, direct marketing retailers and other electronic retailers, some of which offer 24-hour electronic retailing or use infomercials and a small amount of live programming. Sonnenklar faces competition from traditional travel agencies, tour operators, which are increasingly selling directly to consumers, and online travel service providers. 9Live competes for access to participants and audience share with other conventional forms of entertainment and content, as well as other forms of game show content, both online and offline.

    Regulation

        Congress, the FCC and federal courts currently are reviewing certain existing cable, newspaper and media ownership restrictions. Depending on the outcome of FCC proceedings and of any subsequent court review, individual cable operators might acquire control over larger segments of the nation's cable customers and channels, in which case HSN U.S. could be required to negotiate with fewer cable operators that would control larger portions of the market for the terms of and opportunity to secure carriage. Regardless of the outcome of these FCC proceedings, the antitrust laws could impose independent limitations on the concentration of cable ownership. HSN U.S. cannot predict the outcome of these FCC proceedings, any subsequent court challenges, or future applications of the antitrust laws. No assurances can be made that the outcome of these FCC proceedings and subsequent marketplace activity would not materially affect HSN U.S. or the Company.

        HSN U.S. is subject to a variety of consumer protection laws and regulations relating to the accuracy of its product claims.

Ticketing

        Overview.    Ticketmaster and its affiliated brands provide online and offline ticketing services through Ticketmaster-owned websites, operator-staffed call centers and independent retail outlets, serving many of the foremost venues, entertainment facilities, promoters and professional sports franchises in the United States and abroad, including in Canada, Denmark, Finland, Ireland, the Netherlands, Norway, Sweden and the United Kingdom. Ticketmaster has also entered into joint ventures with third parties to provide ticket distribution services in Australia and Mexico.

        Ticketmaster has continued to expand its ticketing operations into territories outside of the United States and continues to experience growth in these markets. Ticketmaster sold approximately 26.1 million tickets in 2003 as compared to approximately 29.3 million in 2004 in these markets (excluding sales by unconsolidated international joint ventures).

        Ticketmaster also continues to expand its ticket distribution capabilities through the continued development of its website, www.ticketmaster.com, and related domestic and international websites, which are designed to promote ticket sales for live events and disseminate event information. Ticketmaster's primary ticketing website, www.ticketmaster.com, is a leading online ticketing service that enables consumers to purchase tickets over the Internet for live music, sports, arts and family entertainment events presented by Ticketmaster's clients. Consumers can access www.ticketmaster.com directly, or from the websites of Ticketmaster's affiliates, including Citysearch, and through numerous direct links from banners and event profiles hosted by approved third party websites. In addition, www.ticketmaster.com and related international websites provide local information and original content regarding live events for Ticketmaster clients throughout the United States and abroad. Ticketmaster has experienced growth in ticket sales through its websites in recent years and Ticketmaster expects that this trend will continue during the next several fiscal years, although at a slower pace. As of December 31, 2004, online ticket sales through www.ticketmaster.com and related websites accounted for more than one-half of Ticketmaster's ticketing volume.

        Ticketmaster provides the public with convenient access to tickets and information regarding live entertainment, sporting and leisure events and activities. As a result, its business is sensitive to fluctuations in the number of entertainment, sporting and leisure events and activities offered by promoters and facilities, as well as general economic and business conditions in these industries. Adverse trends in the entertainment, sporting and leisure events and activities could have a material adverse effect on Ticketmaster's business, financial condition and results of operations.

        Ticketmaster System.    Ticketmaster believes that its proprietary operating system and software, generally referred to as the Ticketmaster System, as well as its extensive distribution capabilities, provide its clients with a number of benefits. The Ticketmaster System, which includes both hardware and software, is typically located in a data center that is managed by Ticketmaster staff. The Ticketmaster System provides a single, centralized inventory control and management system capable of tracking total ticket inventory for all events, whether sales are made on a season, subscription, group or individual ticket basis. All necessary hardware and software required for the use of the Ticketmaster System is installed in a client's facility box office, call centers or remote sales outlets. The versatility of the Ticketmaster System allows it to be customized to satisfy a full range of client requirements. In areas of Europe outside of the United Kingdom and Ireland, Ticketmaster's operating businesses generally use localized versions of Ticketmaster's proprietary operating system and software, or their own separate, local operating systems and software, all of which are also proprietary to Ticketmaster.

        Client Relationships.    Ticketmaster generally enters into written agreements with its clients pursuant to which it agrees to provide the Ticketmaster System and related systems purchased by the client, and to serve as the client's exclusive ticket sales agent for all sales of individual tickets sold to the general public outside of the facility's box office, including any tickets sold at remote sales outlets, over the phone or via the Internet, for specified multi-year periods. Pursuant to an agreement with a facility, Ticketmaster generally is granted the right to sell tickets for all events presented at that facility for which tickets are publicly available, and as part of such arrangement Ticketmaster installs the necessary ticketing equipment in the facility's box office. An agreement with a promoter generally grants Ticketmaster the right to sell tickets for all events presented by that promoter at any facility for which tickets are publicly available, unless the facility is covered by an exclusive agreement with Ticketmaster or another automated ticketing service company.

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

        Ticketmaster is dependent upon its clients for ticketing supply. The ability to secure tickets depends, in part, on Ticketmaster's ability to enter into and maintain client contracts on favorable terms. No assurances can be provided that Ticketmaster will continue to be able to enter into or maintain client contracts on acceptable terms, if at all, and its inability to do so could have a material adverse effect on its business, financial condition and results of operations.

        Revenues.    Ticketing revenue is generated principally from convenience charges and order processing fees received by Ticketmaster for each ticket sold by Ticketmaster on behalf of its clients. These charges are negotiated and included in Ticketmaster's contracts with its clients. Pursuant to its contracts with clients, Ticketmaster is granted the right to collect from ticket purchasers a per ticket convenience charge on all tickets sold through www.ticketmaster.com, by telephone and through remote sales outlets and other media. There is an additional "order processing" fee on all ticket orders sold by Ticketmaster, other than at remote sales outlets. Generally, the amount of the convenience charge is determined during the contract negotiation process, and typically varies based upon numerous factors, including the services to be rendered to the client, the amount and cost of equipment to be installed at the client's box office and the amount of advertising and/or promotional allowances to be provided, as well as the type of event and whether the ticket is purchased through www.ticketmaster.com, by telephone, through a remote sales outlet or other media. Any deviations from those amounts for any event are negotiated and agreed upon by Ticketmaster and its client prior to the commencement of ticket sales. Generally, the agreement between Ticketmaster and a client will also establish the amounts and frequency of any increases in the convenience charge and order processing fees during the term of the agreement. In certain cases, clients may participate in the convenience charges and/or order processing fees paid by ticket purchasers for tickets bought through Ticketmaster for their events. The amount of such participation, if any, is determined by negotiation between Ticketmaster and the client.

        ReserveAmerica, an outdoor recreation reservation services company, is a leading provider of camping and ticketing services and software to United States federal and state agencies. Specific areas include services for outdoor recreation point-of-sale systems, tour ticketing management, camping reservations and general recreation ticketing to public land attractions. The ReserveAmerica system permits the general public to make camping reservations and obtain access to public recreation attractions over the Internet, by telephone and in person. ReserveAmerica's websites, www.reserveamerica.com, www.reserveusa.com., hearst.reserveamerica.com and www.bwcaw.org service up to 1,500,000 visitors monthly. ReserveAmerica also maintains four telephone call centers in New York, California, Florida and Wisconsin.

        Competition.    Ticketmaster's ticketing business faces competition from other national, regional and local ticketing service companies and entertainment organizations with ticketing distribution capabilities, as well as from its clients and aggregations of its clients, such as major league sports leagues, which increasingly have the capability to fulfill ticketing distribution and management functions through their own systems. Not all facilities, promoters and other potential clients use the services of an automated ticketing company, choosing instead to distribute their tickets through their own internal box offices or other distribution channels. The increased and continued use of direct systems or new distribution channels by Ticketmaster's clients could have a material adverse effect on Ticketmaster's business, financial condition and results of operations.

        Other companies compete with Ticketmaster by selling stand-alone automated ticketing systems to enable facilities to do their own ticketing. Several of Ticketmaster's competitors have operations in multiple locations, while others compete principally in one specific geographic location. Ticketmaster experiences substantial competition for potential client accounts and renewals of contracts on a regular basis. Accordingly, there can be no assurance that prospective or renewal clients will enter into contracts with Ticketmaster rather than Ticketmaster's competitors (including clients that choose to self-distribute with or without the assistance of the numerous companies that support self-distribution). Ticketmaster competes on the basis of products and service provided, capability of the ticketing system, its distribution network, reliability and price.

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

        Regulation.    Ticketmaster is subject to certain state and local regulations, including laws in several states establishing maximum convenience and processing charges on tickets for certain live events in the primary and/or secondary ticketing markets. Other legislation that could affect the way Ticketmaster does business, including legislation that would further regulate convenience charges and order- processing fees, is introduced from time to time in federal, state and local legislative bodies in the United States and abroad. Ticketmaster is unable to predict whether any such legislation will be adopted and, if so, the impact on its business.

Personals

        Overview.    Personals consists primarily of Match.com, uDate.com and related brands. These brands and their networks serviced approximately 983,000 subscribers as of December 31, 2004 and offer single adults a private and convenient environment for meeting other singles through their respective websites, as well as through Match.com's affiliated networks.

        Match.com provides users with access to other users' personal profiles and also enables a user interested in meeting another user to send e-mail messages to that user through Match.com's double-blind anonymous e-mail system. E-mail recipients respond depending on their interest in the sender. It is free to post a profile on Match.com and to use any of the searching and matching tools available on the site. Match.com charges a subscription fee to users who wish to initiate or respond to e-mails from Match.com members, starting with a single-month term, with discounts for longer term subscriptions.

        Match.com has entered into partnerships and strategic alliances with third parties, including the AOL and MSN portals, in order to increase subscriptions in general, as well as to target particular segments of its potential subscriber base and a broader and diverse online audience. Typically, these partners earn a commission on each customer subscription they sell into the Match.com service.

        In April 2002, IAC acquired Soulmates Technology Pty Ltd., or Soulmates, a global online personals group providing dating and matchmaking services in approximately 30 countries worldwide. Using the Soulmates technology platform, Match.com operates 30 localized international dating sites in 18 languages. IAC acquired uDate.com, Inc., a global online personals group that owns and operates www.udate.com, in April 2003.

        Competition.    The personals business is very competitive and highly fragmented. Primary competitors of the various brands that comprise Personals include numerous online and offline dating and matchmaking services (both free and paid), some of which operate nationwide and some of which operate locally, and the personals sections of newspapers and magazines. In addition to broad-based personals services, there are numerous niche websites and offline personals services that cater to specific demographic groups.

        Regulation.    Several state legislatures have introduced bills that, if passed into law, would require online dating services such as Match.com to either perform criminal background checks on their subscribers or prominently disclose that they do not perform such background checks. IAC is unable to predict whether any such legislation will be adopted and, if so, the impact such legislation will have on its Personals business. Adverse publicity resulting from and relating to the introduction of these bills could harm the reputation and credibility of the personals industry and service providers within the industry. This could discourage consumers from using online personals services and could have a material adverse effect on the business, financial condition and results of operations of IAC's Personals business.

IAC Local and Media Services

        As of December 31, 2004, IAC Local and Media Services consisted of Citysearch, Entertainment Publications, Evite, ServiceMagic and TripAdvisor. Following the completion of the Spin-Off, TripAdvisor will be part of New Expedia.

    Overview

        Citysearch is a network of local city guide websites that offer primarily original local content for major cities in the United States and abroad, as well as practical transactional tools. Citysearch city guides provide up-to-date, locally produced information about a given city's arts and entertainment events, bars and restaurants, recreation, community activities and businesses (shopping and professional services), as well as real estate-related and travel information. Citysearch city guides also support online local transactions, including ticketing, hotel reservations, travel and matchmaking through affiliations with leading e-commerce websites, including some operated by IAC brands and businesses. These affiliate partners generally pay Citysearch fees (on a per click or revenue sharing basis, as applicable) for consumer leads sent to their respective websites.

        Citysearch revenues are generated primarily through the sale of online advertising, both local and national, and to a smaller extent, from transaction fees from affiliate partners. Local advertising revenues are derived primarily from the sale of advertising through the Pay-For-Performance model, where businesses pay for the number of click-throughs to their respective profile pages on the Citysearch website or their own websites, subject to monthly maximums determined by the business. Citysearch also derives revenues from self-enrollment enhanced listings in search results, targeted electronic mail promotions and targeted sponsorship packages.

        Entertainment Publications is a leading marketer of coupon books, discounts, merchant promotions and Sally Foster Gift Wrap. EPI serves more than 160 major markets and does business with approximately 70,000 local merchants and national retailers representing 225,000 North American locations. EPI's Entertainment® Book contains discount offers from local and national restaurants and hotels, leading national retailers and other merchants specializing in leisure activities. Information regarding updated offerings is also available through EPI's website. A unique feature of the Entertainment® Book is that it is typically sold in connection with fund-raising events, with a percentage of the sale proceeds from these events retained by schools, community groups and other non-profit organizations. EPI also markets discount membership and packages in published and online formats to consumers via online commerce, direct marketing, corporate and retail channels.

        Evite is primarily a free online invitation service, which currently sends an average of more than 7 million invitations per month. In October 2004, Evite expanded its service offerings to include user specific recommendation platforms (based upon recommendations from a network of people with whom the user has shared an event) for restaurants, bars and clubs and a searchable database of over 50,000 live events, in each case, powered by Citysearch. The event database is provided through relationships with leading ticketing and event services, including Ticketmaster and Active.com. Evite revenues are generated primarily through online advertising and transaction fees generated from sponsorship partners integrated throughout the Evite service.

        ServiceMagic is a leading online marketplace that connect consumers with pre-screened, customer-rated home service professionals. IAC acquired ServiceMagic in September 2004. When consumers submit a home service request through the ServiceMagic marketplace, ServiceMagic connects them with home service professionals from its network of over 28,000 customer-rated home service professionals, which collectively provide more than 500 different categories of home service needs, ranging from simple home repairs and maintenance to complete home remodeling projects. ServiceMagic earns revenue primarily from fees paid to ServiceMagic by home service professionals for consumer leads, regardless of whether the home service professional that received the lead ultimately provides the requested service, as well as from one time fees charged to home service professionals upon their enrollment in the ServiceMagic network.

        TripAdvisor is a comprehensive online travel search engine and directory that aggregates unbiased articles, guidebook reviews and user comments on cities, hotels and activities in a variety of given destinations from a number of online sources. IAC acquired TripAdvisor in April 2004. In addition to travel-related information, TripAdvisor's destination-specific search results provide links to the websites of TripAdvisor's travel partners (travel service providers and marketers) through which consumers can make related travel arrangements. TripAdvisor generates substantially all of its revenues from advertising fees paid by its travel partners for consumer leads sent to their websites.

        TripAdvisor also operates DigitalAdvisor, a comprehensive online directory of electronic products, from digital cameras to notebook computers, online electronic retailers and detailed owner and professional product reviews. When consumers find products that fit their needs, they can quickly compare prices at multiple stores. DigitalAdvisor generates revenues from merchants and merchant aggregators who pay DigitalAdvisor for sales and/or consumer leads sent to their websites.

    Competition

        Citysearch.    The markets for local content, local services and local advertising are highly competitive and diverse. Citysearch's primary competitors include online providers of local content, numerous search engines and other site aggregation companies, media, telecommunications and cable companies, Internet service providers and niche competitors that focus on a specific category or geography and compete with specific content offerings provided by Citysearch. Many of Citysearch's competitors have greater financial and marketing resources than it has and may have significant competitive advantages through other lines of business and existing business relationships.

        Entertainment Publications currently competes on a national level with other providers of dining and other discounts, and on a local level with a variety of discount programs distributed via traditional fundraising channels. EPI also competes with, and expects to face increasing competition from, companies that use traditional fundraising channels to distribute products other than local discount or coupon books, such as gift wrap, magazines and chocolates.

        Evite competes with a number of online and offline invitation and party planning services, including providers of online greeting cards, web-based invitation services, paper-based invitation services and party planning services. Evite also competes with online and offline social networking services and providers of live event listing information and restaurant, bar and nightlife content.

        ServiceMagic currently competes with other home service-related lead generation services, as well as with Internet directories, local advertising, including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories.

        TripAdvisor competes with other travel search engine companies and traditional offline travel directories. DigitalAdvisor competes primarily with information web sites that cover consumer electronics products and refer consumers to online merchants.

Financial Services and Real Estate

        Overview.    Financial Services and Real Estate consists of LendingTree and the brands and businesses it operates, collectively referred to in this report as LendingTree. As of December 31, 2004, LendingTree's primary businesses were online exchanges that connect consumers and service providers in the lending and real estate industries and offer related services and products. Consumers can access LendingTree's services and products through three channels: LendingTree websites, third party websites and by telephone.

        Financial Services.    LendingTree's lending exchange services encompass most consumer credit categories, including mortgages (in connection with purchases and refinancings), home equity, automobile loans, personal and debt consolidation loans and credit cards. Consumers seeking loan products through a LendingTree channel generally begin the process by completing a simple online request, or qualification form. Consumer information is then automatically compared to the underwriting criteria of participating lenders. Qualified consumers can receive multiple loan offers from participating lenders or LendingTree Loans (as described below) in response to a single request and then compare, review and accept the offer that best suits their needs.

        LendingTree generates financial services revenues from fees paid by participating lenders for the transmission of qualification forms that meet their underwriting criteria. Since a given qualification form can be transmitted to more than one participating lender (generally, up to five), LendingTree typically generates multiple transmission fees from the same qualification form. In certain cases, fees are paid to LendingTree when the participating lender who received the qualification form closes a loan with the consumer. LendingTree also generates fees from the sale of loans into secondary markets and borrowers.

        In December 2004, LendingTree acquired Home Loan Center, a consumer direct lender now known as LendingTree Loans, which originates, processes, approves and funds mortgage, home equity, refinancing and debt consolidation loans in its own name. LendingTree Loans generally sells closed loans that it funds to investors in the secondary mortgage market. Consumer leads generated by LendingTree's exchanges are directed either to participating lenders or LendingTree Loans. Due to the volume and diversity of consumer leads generated by LendingTree's exchanges, LendingTree believes that it will continue to deliver value to its participating lenders as a cost-effective distribution channel.

        LendingTree's ability to provide its services (including real estate services, as described below) depends, in significant part, on the quality and pricing of services provided by its participating lenders and real estate professionals, as well as the continued online migration of financial and real estate services. The failure of a significant number of participating lenders and real estate professionals to participate on LendingTree exchanges for any reason and/or provide quality services on competitive terms, as well as any slowing or stagnation in the rates at which financial and real estate services migrate online, could have a material adverse effect on LendingTree's business, financial condition and results of operations.

        LendingTree's results are impacted by fluctuations in interest rates, as well as the number of homes listed for sale (which is impacted by construction rates and related costs), both of which impact demand for LendingTree's services (including real estate services). While LendingTree's broad mix of financial and real estate products and services partially mitigates the impact of these fluctuations, such fluctuations could have a material adverse effect on LendingTree's business, financial condition and results of operations.

        Real Estate Services.    Consumers interested in working with a real estate professional in connection with the purchase or sale of an existing or newly-constructed home can access LendingTree's real estate-related services online and complete a simple form. In the case of existing home transactions, upon completion of the form the consumer is provided with a choice of local real estate professionals from a nationwide network. Upon selection of a real estate professional, the consumer's information is forwarded to the real estate professional via web-based technology. In the case of newly- constructed homes, LendingTree provides consumers with a coupon that is presented to their new homebuilder, registering a LendingTree brand as the real estate broker of record. In all cases, if the consumer and the real estate professional agree to work together, the remainder of the transaction is completed locally and in certain cases, the consumer may be eligible for rebates and promotional incentives.

        LendingTree generates real estate revenues from cooperative brokerage fees when the transmission of consumer information to the real estate professional results in the purchase or sale of a home, upon the transmission of consumer information to a participating real estate professional or in advance for the right to receive leads on a recurring basis over pre-determined time periods. In the case of consumer leads provided to new homebuilders, LendingTree earns a real estate commission when the consumer and the builder close a transaction.

        Competition.    In the case of lending-related services, LendingTree competes with traditional offline lending institutions and financial service companies, as well as with online lenders (including traditional offline lending institutions that have developed their own, stand-alone online lending channels) that originate the bulk of their loans through their own websites or the telephone. These companies typically operate branded websites and attract consumers via online banner ads, key word placement on search engines, partnering with affiliates and business development arrangements with other properties, including major portals. In the case of real estate-related services, LendingTree competes with traditional offline real estate companies, as well as websites that provide online real estate referral services for a fee and websites that offer real estate broker lists without related services and customer support.

        Regulation.    Services available through LendingTree's brands and businesses are subject to extensive regulation by various federal, state and in some instances, local, governmental authorities.

        Most states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans to residents of those states. In addition, LendingTree is required to obtain real estate broker licenses in numerous states to operate its real estate referral services.

        Some states have regulations that prohibit real estate brokers from providing consumers with a rebate or other incentives in connection with a real estate transaction. Additional states could promulgate similar regulations or interpret existing regulations in a way that limits the ability of LendingTrees's real estate exchanges to offer consumer incentives, thereby limiting the attractiveness of this service to consumers.

        Federal law, such as the Real Estate Settlement Procedures Act, or RESPA, generally prohibits the payment or receipt of referral fees and fee shares or splits in connection with residential mortgage loan transactions. The applicability of referral fee and fee sharing prohibitions to the lender, realty services, advertising, marketing, distribution and cyberspace rental arrangements used by online companies like LendingTree may have the effect of reducing the types and amounts of fees that LendingTree may charge or pay in connection with real estate-secured loan products, including mortgage brokerage, lending services and real estate brokerage. Notwithstanding these prohibitions, RESPA permits payments for facilities furnished or for services actually performed, so long as the total of those payments bears a reasonable relationship to the market value of such facilities or services. A separate exception exists for cooperative brokerage fees exchanged between real estate brokers. Although LendingTree believes that it has structured its mortgage and real estate referral operations to comply with RESPA, there can be no assurances that the relevant regulatory agency will not take a contrary position.

Teleservices

        Overview.    PRC provides outsourced customer lifecycle management solutions, both domestically and internationally, to a diversified portfolio of companies. PRC uses its industry-specific business process expertise and enabling technologies to support the brand experience and customer relationship management strategies of its clients. PRC's integrated solutions include inbound (customer-initiated) and outbound teleservices, e-commerce customer care services, information technology (including its proprietary Customer Relationship Management technology), database marketing and management and fulfillment services. PRC provides its clients with a cost-effective and efficient method for managing their growing customer service and marketing needs. PRC also offers a wide variety of information technology services, including the formulation and design of teleservicing and electronic applications, programming and demographic profiling, in each case, on a customized basis.

        PRC's primary source of revenue is its customer care activities, which consist primarily of inbound and outbound teleservicing, as well as other activities, such as direct community with customers via e-mail, fax, letter and online chat/IP telephony, all of which involve direct communication with consumers. The majority of PRC's revenues are derived from inbound teleservicing, which consists of longer-term customer care and customer service programs that tend to be more predictable than other teleservicing revenues.

        Competition.    The customer care industry is very competitive and highly fragmented. Competitors range in size from very small firms offering specialized applications and short-term projects, to large independent and international firms and the in-house operations of many clients and potential clients, which comprises the largest segment of the teleservices industry. In addition, PRC competes with large technology and consulting firms.

        Regulation.    The industries served by PRC are subject to varying degrees of government regulation, including state qualification and licensing requirements. PRC works closely with its clients and their advisors to develop the scripts to be used by PRC personnel in making customer contacts and to comply with any state qualification and/or licensing requirements for eligibility to perform services for clients. PRC generally requires its clients to indemnify PRC against claims and expenses arising out of the client's business activities.

        PRC's customer care activities involve direct communication with consumers and are subject to extensive regulation by federal and state regulatory authorities including, the Telemarketing and Consumer Fraud and Abuse Prevention Act and the Telephone Consumer Protection Act. Regulations promulgated pursuant to this legislation prohibit the use of automatic telephone dialing systems, artificial and prerecorded messages and telephone facsimile machines to send unsolicited advertisements, as well as deceptive and abusive telemarketing practices. These regulations also regulate the timing of telemarketing calls and require that certain disclosures be made to consumers at both the outset of telemarketing transactions and prior to obtaining payment information. These regulations also authorized the creation and enforcement of a National Do Not Call Registry. Telemarketers are prohibited from calling consumers who place their number on the National Do Not Call Registry unless there is a pre-existing business relationship between the seller and the consumer.

IAC Regulation

        IAC's businesses market and provide a broad range of goods and services through a number of different online and offline channels. As a result, IAC is subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States and abroad, which are subject to change at any time. While many of these statutes, rules, regulations, policies and procedures are applicable to several IAC businesses, such as consumer protection and privacy laws (among others), certain of these statutes, rules, regulations, policies and procedures are industry-specific or more relevant to a particular IAC business, and as such, are as described above.

        IAC businesses with an online component must comply with laws and regulations applicable to the Internet and businesses engaged in online commerce. An increasing number of existing and proposed laws and regulations apply directly to the Internet and commercial online services. For example, e-mail activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited, commercial electronic mail by requiring the sender to: (i) include an identifier that the message is an advertisement or solicitation if the recipient did not expressly agree to receive electronic mail messages from the sender, (ii) provide the recipient with an online opportunity to decline to receive further commercial electronic mail messages from the sender and (iii) list a valid physical postal address of the sender. The CAN-SPAM Act also prohibits predatory and abusive electronic mail practices and electronic mail with deceptive headings or subject lines.

        In addition, there is currently uncertainty whether or how existing laws governing issues such as sales and other taxes, libel and privacy apply to the Internet and commercial online services. It is possible that existing laws and regulations may be amended, or new laws and regulations may be adopted to, address these and other issues. IAC cannot predict whether applicable jurisdictions will amend or enact such laws or regulations and what effect, if any, such laws or regulations would have on its business, financial condition or results of operations. For example, the issue of consumer privacy has received substantial attention from federal, state and foreign governments. This attention has resulted in the enactment of certain laws and regulations, and the consideration of many other proposals, to safeguard consumer privacy. Pending proposals vary substantially, and it is uncertain which, if any, may become law. Some proposals would require companies that sell the same product both online and offline to treat customer information obtained in such transactions differently depending upon the sales medium used. Some proposals would allow companies to use customer information for various purposes, provided that consumers are given a choice and do not "opt out" of such uses, while other proposals would prohibit such uses unless consumers are given a choice and explicitly authorize such uses by "opting in."

IAC Intellectual Property Rights

        IAC and its businesses regard their intellectual property rights, including their service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property, as critical to IAC's success. IAC's businesses also rely heavily upon software codes, informational databases and other components that make up their products and services.

        IAC and its businesses rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secret or copyrighted intellectual property of IAC or any of its businesses without authorization which, if discovered, might require the uncertainty of legal action to correct. In addition, there can be no assurance that others will not independently and lawfully develop substantially similar intellectual properties.

        IAC and its businesses have registered and continue to apply to register, or secure by contract when appropriate, their respective trademarks and service marks as they are developed and used, and reserve and register domain names as they deem appropriate. While IAC and its businesses vigorously protect their respective trade and service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. The failure to protect the intellectual property of IAC's businesses in a meaningful manner or challenges to related contractual rights could materially adversely affect IAC's business, result in erosion of brand names and limit the ability of IAC and its businesses to control marketing on or through the Internet using their various domain names.

        IAC and its businesses have considered, and will continue to consider, the appropriateness of filing for patents to protect future inventions, as circumstances may warrant. However, many patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by IAC and its businesses.

        From time to time, IAC and its businesses may be subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce the intellectual property rights of IAC and its businesses, protect their respective trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any such litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm IAC's business. Patent litigation tends to be particularly protracted and expensive.

Employees

        As of December 31, 2004, IAC and its subsidiaries employed approximately 26,000 full-time employees across its various businesses. IAC believes that it generally has good employee relationships, including relationships with employees represented by unions or similar organizations.

Additional Information

        Company Website and Public Filings.    The Company maintains a website at www.iac.com. The information on the Company's website, as well as the websites of its various businesses, is not incorporated by reference in this Annual Report on Form 10-K, or in any other filings with, or in any information furnished or submitted to, the Securities and Exchange Commission, or the SEC.

        The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

        Code of Ethics.    The Company's code of ethics, which applies to all employees, including all executive officers and senior financial officers (including IAC's Chief Financial Officer and IAC's Controller) and directors, is posted on the Company's website at www.iac.com. The code of ethics complies with Item 406 of SEC Regulation S-K and the rules of the Nasdaq National Market. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for IAC's executive officers, directors or senior financial officers, will also be disclosed on IAC's website.

Item 2.    Properties

        IAC believes that the facilities for its management and operations are generally adequate for its current and anticipated future needs. IAC's facilities, most of which are leased, generally consist of executive and administrative offices, fulfillment facilities, warehouses, operations centers, call centers, data centers, television production and distribution facilities, satellite transponder sites and sales offices.

        All of IAC's leases are at prevailing market, or "most favorable," rates. IAC believes that the duration of each lease is adequate. IAC believes that its principal properties, whether owned or leased, are adequate for the purposes for which they are used and are suitably maintained for these purposes. IAC does not anticipate any future problems renewing or obtaining suitable leases for its principal properties.

        IAC leases approximately 45,550 square feet for its principal executive offices at Carnegie Hall Tower, 152 West 57th Street, New York, New York, which lease expires on April 30, 2007. IAC's domestic businesses and operations lease space in various cities and locations in: California, Colorado, Washington, D.C., Florida, Idaho, Illinois, Iowa, Louisiana, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Virginia and Washington. IAC, through HSN U.S., also owns warehouse facilities and an approximately 480,000 square foot facility in Florida that houses television studios, broadcast facilities, administrative offices and training facilities, as well as fulfillment centers in Iowa, Tennessee and Virginia, as well as one call center in Florida through PRC.

        IAC's international businesses and operations lease space in various cities and locations in: Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Ireland, Italy, the Netherlands, Norway, Spain, Sweden and the United Kingdom.

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

Tax-Related Litigation against Vivendi

        On April 15, 2003, IAC commenced an action in the Delaware Chancery Court, captioned USA Interactive and USANi Sub LLC v. Vivendi Universal, S.A., USI Entertainment Inc., and Vivendi Universal Entertainment LLLP, No. CA-20260 (New Castle County). This lawsuit arose out of the failure of Vivendi Universal Entertainment LLLP ("VUE"), a limited-liability limited partnership controlled at the start of the lawsuit by Vivendi, to pay to IAC and its affiliates, as partners in VUE, certain cash tax distributions due to them over a period of years under the express terms of the VUE partnership agreement.

        The partnership agreement provides that VUE "shall, as soon as practicable after the close of each taxable year, make cash contributions to each Partner in an amount equal to the product of (a) the amount of taxable income allocated to such Partner for such taxable year... and (b) the highest aggregate marginal statutory Federal, state, local and foreign income tax rate... applicable to any Partner." The partnership agreement also provides that taxable income of VUE is to be allocated to the partners, including IAC and its affiliates, in a specified order, including amounts corresponding to the cash and pay-in-kind distributions on IAC's and its affiliates' preferred interests in VUE, which represent a 5% annual return on those interests (the "Preferred Return"). The actual amount of cash distributions with respect to taxable income on the Preferred Return would depend on several factors, including the amount of VUE's earnings and federal, state, and local income tax rates. Assuming sufficient VUE earnings in each of the twenty years from the date of the issuance of the VUE preferred interests and a discount rate of 7%, such cash distributions would have a present value to IAC of approximately $620 million.

        The complaint requests the court to declare that VUE is obligated to pay to IAC and its affiliates cash tax distributions on the Preferred Return as they become due under the VUE partnership agreement, and to order VUE to make such payments. On June 30, 2003, the defendants filed an answer denying the material allegations of the complaint and asserting various affirmative defenses, as well as certain counterclaims. The counterclaims request the court to declare that VUE is not obligated under the partnership agreement to pay to IAC and its affiliates cash tax distributions on the Preferred Return or, in the alternative, to reform the partnership agreement—on the grounds of mutual or, in the alternative, unilateral mistake—so that it no longer requires VUE to make such payments. On July 21, 2003, IAC filed a reply denying the material allegations of the defendants' counterclaims.

        On January 30, 2004, IAC filed a motion for judgment on the pleadings, on the grounds that the plain and clear language of the partnership agreement entitles IAC, as a matter of law, to the relief it seeks. The defendants opposed the motion, and the Court heard oral argument on May 12, 2004. On June 30, 2004, the Chancery Court issued a memorandum opinion in IAC's favor. The court ruled that the relevant provisions of the partnership agreement requiring the payment of cash tax distributions on the Preferred Return are clear and unambiguous on their face and that the defendants had not adequately pleaded facts supporting their defenses that those provisions were the result of either the parties' mutual or the defendants' unilateral mistake. On August 5, 2004, the Chancery Court entered a final order and judgment granting IAC's motion for judgment on the pleadings, dismissing the defendants' counterclaims with prejudice, ordering VUE to pay previously unpaid distributions, and declaring that VUE is obligated, pursuant to the terms of the partnership agreement, to make the disputed tax distribution payments in the future.

        On August 23, 2004, the defendants filed a notice of appeal from the Chancery Court's judgment to the Supreme Court of Delaware. On October 7, 2004, the defendants filed their opening brief. On November 8, 2004, IAC filed its responding brief. On November 23, 2004, the defendants filed their reply brief.

        A panel of the Supreme Court heard oral argument on January 19, 2005. Later that day, the Supreme Court issued an order that the appeal will be argued before and determined by the Court en banc. Oral argument before the full Court has been scheduled for April 20, 2005.

Securities Class Action Litigation against IAC

        On September 20, 2004, a purported shareholder class action, Steven Malasky, on Behalf of Himself and All Others Similarly Situated v. IAC/InterActiveCorp et al., No. 04 Civ. 7447, was commenced in the United States District Court for the Southern District of New York against IAC, certain of its officers, and one outside director, alleging violations of the federal securities laws. Thereafter, eleven other such lawsuits containing substantially similar allegations were filed in the same court. The complaints in these cases generally allege that the value of the Company's stock was artificially inflated by statements about its financial results and forecasts made prior to its August 4, 2004 announcement of its earnings for the second quarter of 2004, that were false and misleading due to the defendants' alleged failure to disclose various problems faced by the Company's travel businesses. The complaints purport to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and seek damages in an unspecified amount. The plaintiffs in most of these lawsuits seek to represent a class of shareholders who purchased IAC common stock between March 19, 2003 and August 4, 2004.

        In rulings on December 20, 2004 and March 7, 2005, the district court consolidated the twelve lawsuits into a single action captioned In re IAC/InterActiveCorp Securities Litigation, appointed co-lead plaintiffs, and designated co-lead counsel. A consolidated amended complaint is expected to be filed in the second quarter of 2005. The Company intends to defend vigorously against this lawsuit.

        On October 18, 2004, a related shareholder derivative action, Stuart Garber, Derivatively on Behalf of IAC/InterActiveCorp v. Barry Diller et al., No. 04-603416, was commenced in the Supreme Court of the State of New York (New York County) against IAC's directors and certain officers. The Company is a nominal defendant. This action is based on similar factual allegations as the federal securities class action described above. The complaint alleges, among other things, that the director defendants breached their fiduciary duties by failing to exercise their oversight responsibilities to ensure the integrity of the Company's business practices, financial reporting, and public statements. The complaint also purports to assert claims for misappropriation of confidential information for personal profit, contribution and indemnification. The complaint seeks damages in an unspecified amount and restitution of all remuneration paid by the Company to the individual defendants during the period of the alleged breach of duty.

        On November 15, 2004, a second related shareholder derivative action, Lisa Butler, Derivatively on Behalf of IAC/InterActiveCorp v. Barry Diller et al., No. 04 Civ. 9067, was filed in the United States District Court for the Southern District of New York against IAC's current directors and certain former directors of the Company. The Company is a nominal defendant. The action is based on similar factual allegations as the federal securities class action and the other shareholder derivative suit described above. The complaint purports to assert claims for violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaint seeks an order voiding the election of the Company's current Board of Directors, as well as damages in an unspecified amount, various forms of equitable relief, restitution, and disgorgement of remuneration received by the individual defendants from the Company.

        On January 24, 2005, the federal district court consolidated the Butler shareholder derivative suit with the consolidated securities class action for pre-trial purposes only. On February 2, 2005, the defendants in the Garber shareholder derivative suit removed the case from New York state court to the United States District Court for the Southern District of New York.

Litigation Relating to the IAC/Hotels.com Merger Agreement

        On April 10, 2003, the day of the announcement of the IAC/Hotels.com merger agreement, a purported class action on behalf of Hotels.com shareholders was filed in the Delaware Chancery Court against Hotels.com, IAC, and members of the board of directors of Hotels.com. See Michael Garvey, on Behalf of Himself and All Others Similarly Situated v. Jonathan F. Miller et al., No. 20248-NC (New Castle County). Also on April 10, 2003, the plaintiff in a purported shareholder derivative action on behalf of Hotels.com against certain officers and directors of Hotels.com, which was pending in Texas state court prior to the announcement of the merger transaction and had originally asserted derivative claims relating to Hotels.com's pre-merger earnings guidance (which claims are described more fully in a separate section below), filed an amended complaint to include class allegations regarding the merger transaction. See Alex Solodovnikov, Derivatively on Behalf of Hotels.com v. Robert Diener et al., No. 03-02663 (District Court, 160th Judicial District, Dallas County). In addition, on April 17, 2003, the plaintiffs in a consolidated action pending in the Delaware Chancery Court, which had consolidated a number of purported class actions filed against Hotels.com, IAC, and members of the board of directors of Hotels.com as a result of IAC's announcement in June 2002 of its intention to enter into a Hotels.com acquisition transaction, filed a consolidated and amended class-action complaint. See In re Hotels.com Shareholders Litigation, No. 16662-NC (New Castle County). Pursuant to an agreement among the parties, the defendants' time to respond to this complaint and to the complaint in the Garvey case has been adjourned indefinitely.

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

        On April 18, 2003, the Texas action (Solodovnikov) was removed to the United States District Court for the Northern District of Texas. On May 2, 2003, the plaintiff in this action filed a motion to remand the case to state court. On June 3, 2003, the plaintiff withdrew his motion to remand the case to state court and filed a motion in federal court for expedited discovery in anticipation of filing a motion for a preliminary injunction against consummation of the IAC/Hotels.com merger. The defendants opposed the motion. On June 16, 2003, the district court denied the plaintiff's motion for expedited discovery. On June 23, 2003, the IAC/Hotels.com merger transaction closed.

        The Company believes that the allegations in these lawsuits are without merit and will continue to defend vigorously against them.

Litigation Relating to Hotels.com's Guidance for the Fourth Quarter of 2002

        Securities Class Action.    On January 10, 2003, a securities class action, Daniel Taubenfeld et al., on Behalf of Themselves and All Others Similarly Situated v. Hotels.com et al., No. 3:03-CV-0069-N, was filed in the United States District Court for the Northern District of Texas, arising out of Hotels.com's downward revision of its guidance for the fourth quarter of 2002. This lawsuit alleges that the defendants, Hotels.com and three of its former executives, violated the federal securities laws during the period from October 23, 2002 to January 6, 2003 (the "Class Period"). The defendants are alleged to have knowingly (i) made certain materially false and misleading public statements with respect to the anticipated performance of Hotels.com during the fourth quarter of 2002, and (ii) concealed from the investing public certain material events and developments that were likely to render that anticipated performance unattainable. The individual defendants are further alleged to have profited from the rise in Hotels.com's share price caused by their public statements through sales of Hotels.com stock during the Class Period. The lawsuit further alleges that as a result of Hotels.com's announcement, on January 6, 2003, of a downward revision of its guidance for the fourth quarter of 2002, its share price declined by 25%. The lawsuit seeks certification of a class of all non-defendant purchasers of Hotels.com stock during the Class Period and seeks damages in an unspecified amount. Three other substantially similar securities class actions were filed in the same court shortly thereafter and were later consolidated with the Taubenfeld case.

        On August 18, 2003, the lead plaintiffs in this action filed a consolidated class-action complaint. On October 31, 2003, the defendants filed a motion to dismiss the consolidated complaint. The plaintiffs opposed the motion. On September 27, 2004, the district court issued an order granting the defendants' motion to dismiss the complaint. The court's ruling was based upon a number of grounds, including that certain of the statements complained of were forward-looking statements accompanied by appropriate cautionary language and thereby protected by the "safe harbor" provisions of the Private Securities Litigation Reform Act, and that certain of the statements and omissions complained of were, as a matter of law, not material and therefore not actionable. The court dismissed all of the plaintiffs' claims with prejudice (i.e., without leave to replead them), with the exception of two claims involving statements by analysts. The plaintiffs have advised that they do not intend to attempt to replead those claims. On March 4, 2005, the plaintiffs filed a notice of appeal of the district court's ruling to the United States Court of Appeals for the Fifth Circuit.

        Shareholder Derivative Suit.    Two shareholder derivative actions, Anita Pomilo Wilson, Derivatively on Behalf of Nominal Defendant Hotels.com v. Elan J. Blutinger et al., No. 3:03-CV-0501-K, and Alex Solodovnikov, Derivatively on Behalf of Hotels.com v. Robert Diener et al., No. 3:03-CV-0812-K, arising out of the same events as the consolidated securities class action, were removed to the same Texas federal district court after having been filed in Texas state court on January 14, 2003 and March 14, 2003, respectively. The defendants in these shareholder derivative actions are Hotels.com (as a nominal defendant only) and a number of current or former directors of Hotels.com. These lawsuits allege that the individual defendants who, during the period from October 25, 2002 to December 3, 2002, sold Hotels.com stock breached their fiduciary duty to Hotels.com by misappropriating, and trading and profiting on the basis of, proprietary, material non-public information concerning the financial condition and growth prospects of Hotels.com. The lawsuits also allege that all of the individual defendants aided and abetted the selling defendants' breaches of fiduciary duty by concealing from the market the information on the basis of which the selling defendants allegedly traded and profited. The lawsuits seek imposition of a constructive trust in favor of Hotels.com on the profits obtained by the selling defendants on their sales of Hotels.com stock during the period referred to above, as well as unspecified damages resulting from the individual defendants' alleged breaches of fiduciary duty.

        On December 16, 2003, the two shareholder derivative actions were consolidated under the caption, In re Hotels.com Derivative Litigation, No. 3:03-CV-501-K (N.D. Tex.). On April 26, 2004, the lead plaintiff filed a consolidated amended complaint. The amended complaint, which asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment against sixteen current or former directors of Hotels.com, seeks damages, restitution, and disgorgement of profits in an unspecified amount, together with the imposition of a constructive trust on those profits. The amended complaint reiterates the allegations of the two shareholder derivative actions described above and further alleges that certain of the individual defendants caused Hotels.com to enter into the IAC/Hotels.com merger transaction in order, among other self-interested reasons, to procure the dismissal of the previously filed derivative actions. In this respect, the amended complaint seeks a judicial declaration, on behalf of all pre-merger public shareholders of Hotels.com stock, that the IAC/Hotels.com merger agreement, which resulted in the IAC/Hotels.com merger transaction that closed on June 23, 2003, is unlawful and unenforceable.

        On June 28, 2004, the defendants filed a motion to dismiss the consolidated amended complaint. On December 1, 2004, the plaintiff opposed the motion. On December 16, 2004, the defendants filed their reply brief.

        On October 18, 2004, the district court directed the parties to engage in mediation. On December 20, 2004, the parties engaged in mediation before a retired federal district judge. The mediation did not result in a resolution of this matter. On January 10, 2005, the parties, with the concurrence of the mediator, filed a joint motion requesting the district court to stay the shareholder derivative action pending resolution of the plaintiffs' contemplated appeal from the district court's dismissal of the related securities class action.

        On February 23, 2005, the district court issued an order denying the defendants' motion to dismiss as well as the parties' joint motion for a stay. On March 7, 2005, the district court issued orders vacating its denial of the parties' stay motion, staying the case until further notice and directing that the case be administratively closed pending a decision in the appeal of the related securities class action.

        The Company believes that both the securities class action and the shareholder derivative action lack merit and will continue to defend vigorously against them.

Litigation Relating to Hotel Occupancy Taxes

  Hotels.com

        The Olvera Class Action Litigation.    On June 20, 2003, a purported class action was filed in Texas state court against Hotels.com. See Nora J. Olvera, Individually and on Behalf of All Others Similarly Situated v. Hotels.com, Inc., No. DC-03-259 (District Court, 229th Judicial District, Duval County). The complaint alleges that Hotels.com collects "excess" hotel occupancy taxes from consumers (i.e., allegedly charges consumers more for occupancy taxes than it pays to the hotels for their use in satisfying their obligations to the taxing authorities). The complaint sought certification of a nationwide class of all persons who have purchased hotel accommodations from Hotels.com since June 20, 1999, as well as restitution of, disgorgement of, and the imposition of a constructive trust upon all "excess" occupancy taxes allegedly collected by Hotels.com. On July 14, 2003, Hotels.com filed a responsive pleading that denied the material allegations of the complaint and asserted a number of defenses, including that the allegations in the complaint are subject to mandatory arbitration.

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

        On January 24, 2004, the Hotels.com defendants filed a motion to stay the class-action litigation pending the outcome of an arbitration proceeding (described below) that had been commenced by the plaintiff. On January 30, 2004, the plaintiff opposed that motion and also filed a second amended complaint containing substantially the same factual allegations and requests for relief as her prior pleadings, but slightly modifying the class allegations to take account of the class period alleged in the arbitration proceeding.

        On February 4, 2004, Hotels.com, L.P. filed a motion to dismiss the Olvera lawsuit for lack of subject-matter jurisdiction, based upon the named plaintiff's not being in fact a member of the class that she purports to represent. That motion, together with the Hotels.com defendants' motion to stay the lawsuit, was denied by the court on May 20, 2004.

        On May 6, 2004, the plaintiff in the Olvera lawsuit filed a third amended complaint containing substantially the same factual allegations and requests for relief as her prior pleadings, but with additional allegations in support of her position that the court has personal jurisdiction over IAC.

        On December 29, 2004, following the scheduling of a class certification hearing in the Canales lawsuit (as described below), the plaintiff in the Olvera lawsuit filed a motion for class certification. On February 16, 2005, the plaintiff in the Olvera lawsuit filed a motion to withdraw her request for class certification. The Hotels.com defendants do not oppose this motion.

        The Olvera Arbitration.    On September 25, 2003, the plaintiff in the Olvera litigation filed with the American Arbitration Association in Dallas, Texas, a demand for arbitration against Hotels.com, L.P. The arbitration claim contained substantially the same factual allegations as in the Olvera lawsuit. The arbitration was purportedly brought on behalf of a class comprised of all persons who have purchased hotel accommodations from Hotels.com since October 31, 2001. The claimant sought a determination that the arbitration is properly maintainable as a class proceeding and an order requiring disgorgement and restitution to the class members of excess profits allegedly derived from "assessing" hotel occupancy taxes that were neither owed nor paid to any taxing authority. On October 27, 2003, Hotels.com, L.P. filed a responsive pleading that denied the material allegations of the arbitration claim and asserted a number of defenses.

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

        On September 2, 2004, the arbitrator, accepting Hotels.com, L.P.'s position that the exclusive remedy for this type of tax-related claim is a state administrative proceeding, issued a final award dismissing Olvera's arbitration claim.

        The Canales Class Action Litigation.    On March 26, 2004, the plaintiff in a separate class action pending in Texas state court, Mary Canales, Individually and on Behalf of All Others Similarly Situated v. Hotels.com, L.P., No. DC-03-162 (District Court, 229th Judicial District, Duval County), filed a second amended complaint containing allegations that are substantially similar to allegations made in the Olvera lawsuit. On May 13, 2004, the plaintiff in the Canales lawsuit filed a third amended complaint alleging in essence (i) that Hotels.com charges customers "taxes" that exceed the amount required by or paid to the applicable taxing authorities, and (ii) that Hotels.com charges customers "fees" that do not correspond to any specific services provided. The amended pleading continues to seek nationwide class certification, asserts a claim only for breach of contract, and seeks damages in an unspecified amount.

        Also on May 13, 2004, the plaintiff filed a motion for class certification. On June 24, 2004, Hotels.com, L.P. filed its opposition to that motion.

        On July 9, 2004, the plaintiffs in the Olvera lawsuit filed a petition in intervention in the Canales lawsuit and a motion to stay the proceedings in that lawsuit or, alternatively, for a continuance of the hearing on the class-certification motion. The gravamen of the Olvera plaintiffs' intervention and motion is that the Canales plaintiff has transformed her lawsuit into a "copycat" of the Olvera lawsuit, to the potential detriment of the Olvera plaintiffs. On July 13, 2004, the Canales plaintiff filed a motion to strike the Olvera plaintiffs' intervention and motion. On August 2, 2004, the court heard argument on the two motions. On August 3, 2004, the court adjourned the hearing on the class-certification motion. On September 1, 2004, the court denied the Canales plaintiff's motion to strike the Olvera plaintiffs' intervention and motion.

        On February 17, 2005, the court held a hearing on the plaintiffs' motion for class certification, as well as on the defendants' request for dismissal of the action on the same jurisdictional grounds on which Olvera's arbitration claim was dismissed.

        City of Los Angeles Class Action.    On December 30, 2004, the city of Los Angeles filed a purported class action in California state court against a number of Internet travel companies, including Hotels.com, Expedia, and Hotwire. See City of Los Angeles, California, on Behalf of Itself and All Others Similarly Situated v. Hotels.com, L.P. et al., No. BC326693 (Superior Court, Los Angeles County). The gravamen of this lawsuit, as in the Hotels.com consumer class action litigation described above, is that the defendants are improperly charging and/or failing to pay hotel occupancy taxes. The complaint seeks certification of a statewide class of all California cities and counties that have enacted uniform transient occupancy-tax ordinances effective on or after December 30, 1990. The complaint alleges violation of those ordinances, violation of section 17200 of the California Business and Professions Code, and common-law conversion. The complaint seeks imposition of a constructive trust on all monies owed by the defendants to the government, as well as disgorgement, restitution, interest, and penalties.

        Expedia.    On January 10, 2005, two purported class actions were filed in Washington state court against Expedia and IAC. See C. Michael Nielsen et al. v. Expedia, Inc. et ano., No. 05-2-02060-1 (Superior Court, King County); Bruce Deaton et ano. v. Expedia, Inc. et ano., No. 05-2-02062-8 (Superior Court, King County). The gravamen of these nearly identical lawsuits, as in the Hotels.com consumer class action litigation described above, is that Expedia is improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaints seek certification of a nationwide class of all persons who were assessed a charge for "taxes/fees" when booking rooms through Expedia. The complaints allege violation of the Washington Consumer Protection Act and common-law conversion. The complaints seek imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution, interest, and penalties.

        On February 3, 2005, a third, substantially similar purported class action was filed in Washington state court against IAC and Expedia. See Jose Alba, on Behalf of Himself and All Others Similarly Situated v. IAC/InterActiveCorp et ano., No. 05-2-04533-7 (Superior Court, King County). The complaint seeks nationwide class certification, alleges violation of the Washington Consumer Protection Act, and seeks damages in an unspecified amount, disgorgement, restitution, interest, and penalties.

        On February 18, 2005, the Nielsen, Deaton, and Alba cases were consolidated into one action, In re Expedia Hotel Taxes and Fees Litigation, No. 05-2-02060-1 (Superior Court, King County). On March 7, 2005, Expedia removed this consolidated action from Washington state court to the United States District Court for the Western District of Washington.

        Hotwire.    On January 10, 2005 and January 13, 2005, respectively, two purported class actions were filed in California state court against Hotwire and IAC. See Bruce Deaton, on Behalf of Himself and All Others Similarly Situated v. Hotwire, Inc. et al., No. 05-437631 (Superior Court, San Francisco County); Jana Sneddon, on Behalf of Herself and All Others Similarly Situated v. Hotwire, Inc. et al., No. 05-437701 (Superior Court, San Francisco County). The gravamen of these nearly identical lawsuits, as in the Hotels.com and Expedia consumer class action litigation described above, is that Hotwire is improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaints seek certification of a nationwide class of all persons who were assessed a charge for "taxes/fees" when booking rooms through Hotwire. The complaints allege violation of Section 17200 of the California Business and Professions Code, violation of the California Consumer Legal Remedies Act, and common-law conversion. The complaints seek imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution, interest, and penalties.

        On February 17, 2005, a third, substantially similar purported class action was filed in California state court against Hotwire. See Ashley Salisbury, on Behalf of Herself and All Others Similarly Situated and the General Public v. Hotwire, Inc. et al., No. 05-438781 (Superior Court, San Francisco County). The complaint seeks nationwide class certification, alleges violation of Section 17200 of the California Business and Professions Code and common-law conversion, and seeks the imposition of a constructive trust on monies received from the plaintiff class, damages in an unspecified amount, disgorgement, restitution, and injunctive relief.

        On March 7, 2005, Hotwire and IAC removed these three purported class actions from California state court to the United States District Court for the Northern District of California.

        Consumer Class Action against Various Internet Travel Companies.    On February 17, 2005, a purported class action was filed in California state court against a number of Internet travel companies, including Expedia and Hotels.com (as well as IAC). See Ronald Bush et al. v. CheapTickets, Inc. et al., No. BC329021 (Superior Court, Los Angeles County). The gravamen of this lawsuit, as in the Hotels.com, Expedia, and Hotwire consumer class action litigation described above, is that the defendants are improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a statewide class of all California residents who were assessed a charge for "taxes/fees" when booking rooms through the defendants. The complaint alleges violation of Section 17200 of the California Business and Professions Code and common-law conversion. The complaint seeks the imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution, and injunctive relief.

        The Company believes that the claims in all of these litigations relating to hotel occupancy taxes lack merit and will continue to defend vigorously against them.

Tickets.com Antitrust Litigation

        In July 1999, Ticketmaster Online—Citysearch, Inc. and Ticketmaster Corporation (together, "Ticketmaster") commenced an action in the United States District Court for the Central District of California against Tickets.com, Inc. ("Tickets.com"). See Ticketmaster Corp. et ano. v. Tickets.com, Inc., No. 99-07654 (C.D. Cal.). The complaint alleged that Tickets.com was violating Ticketmaster's legal and contractual rights by, among other things, (i) providing deep-links to Ticketmaster's internal web pages without its consent, (ii) deceptively and systematically accessing Ticketmaster's computer systems and thereupon copying Ticketmaster event pages and extracting and reprinting on Tickets.com's website Ticketmaster's uniform resource locators ("URL 's") and event information, and (iii) providing false and misleading information about Ticketmaster, the availability of tickets on Ticketmaster's website, and the relationship between Ticketmaster and Tickets.com. In January 2000, Ticketmaster filed an amended complaint. In February 2000, Tickets.com filed a motion to dismiss that pleading, which was denied in part and granted in part with leave to amend. In April 2000, Ticketmaster filed a second amended complaint.

        In May 2000, Tickets.com filed its answer to Ticketmaster's second amended complaint, as well as a number of counterclaims against Ticketmaster. The counterclaims alleged violations by Ticketmaster of the federal antitrust laws (Sections 1 and 2 of the Sherman Act), the California antitrust laws (the Cartwright Act), and Section 17200 of the California Business and Professions Code, sought declaratory relief, and also contained common-law claims for restraint of trade, unfair competition and unfair business practices, and interference with contract. Tickets.com alleged that Ticketmaster Corporation's exclusive agreements with Ticketmaster Online-Citysearch, Inc., venues, promoters, and others injure competition, violate antitrust laws, constitute unfair competition, and interfere with Tickets.com's prospective economic advantage. In July 2002, the district court dismissed, on consent, Tickets.com's claims that Ticketmaster had commenced litigation against Tickets.com and others for predatory and/or anticompetitive purposes. In September 2002, the court dismissed, on consent, Tickets.com's claims allegedly brought on behalf of the public under Section 17200 of the California Business and Professions Code.

        On January 22, 2003, the district court dismissed, on consent, certain of Tickets.com's counterclaims, namely those alleging: violation of Section 1 of the Sherman Act; conspiracy to monopolize; common-law restraint of trade; violation of Section 17200 of the California Business and Professions Code by reason of a contract between Ticketmaster Corporation and Ticketmaster Online—Citysearch, Inc.; interference with prospective economic advantage; and common-law unfair competition and unfair business practices. On January 28, 2003, the parties agreed to the dismissal of certain of Ticketmaster's claims, namely those alleging: unfair competition and false designation of origin; reverse passing off; false advertising; violation of Section 17200 of the California Business and Professions Code by reason of unfair business practices; and interference with prospective economic advantage. Discovery in this case was extensive and ended on January 31, 2003.

        On February 3, 2003, Ticketmaster and Tickets.com each filed a motion for summary judgment. On March 3, 2003, the district court ruled on the motions, (i) granting summary judgment dismissing all of Tickets.com's antitrust counterclaims under federal and state law and (ii) granting summary judgment dismissing all of Ticketmaster's claims with the exception of its claim for breach of contract. The court's rulings left Ticketmaster with a claim for breach of contract and Tickets.com with a counterclaim for unfair business practices under Section 17200 of the California Business and Professions Code. On March 17, 2003, the court dismissed these remaining state-law claims, without prejudice, for lack of federal subject-matter jurisdiction. On March 25, 2003, the district court entered a final judgment dismissing the action in its entirety.

        On April 10, 2003, Tickets.com filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from that part of the district court's judgment dismissing Tickets.com's federal and state antitrust counterclaims against Ticketmaster. Ticketmaster elected not to cross-appeal from the district court's dismissal of its claims against Tickets.com. On August 27, 2003, Tickets.com filed its opening brief on appeal. On October 27, 2003, Ticketmaster filed its answering brief. On November 26, 2003, Tickets.com filed its reply brief. On February 16, 2005, the court of appeals heard oral argument on the appeal.

        The Company continues to believe that, as reflected in the district court's ruling dismissing them, Tickets.com's antitrust claims against Ticketmaster are without merit, and will continue to defend vigorously against them on appeal.

HSN Consumer Class Action Litigations

        Illinois.    In November 1999, Home Shopping Network, Inc. ("HSN") was sued in a putative consumer class action filed in Illinois state court. See Bruce Tompkins et al. v. Proteva, Inc. et al., No. 99 CH 12013 (Circuit Court, Chancery Division, Cook County). The lawsuit was brought on behalf of consumers who purchased a Proteva personal computer from one of the defendants and experienced one of the following: (i) the computer was defective upon purchase or shortly thereafter; (ii) a defendant did not honor a rebate offer which had been made as part of the sale; or (iii) a defendant did not provide customer or warranty service as advertised. The complaint asserted claims for consumer fraud, breach of the implied warranty of merchantability, and unjust enrichment and sought compensatory and punitive damages, as well as attorneys' fees. HSN filed an answer denying the material allegations of the complaint as to it.

        The plaintiffs subsequently filed an amended complaint that, among other things, added a claim for breach of express warranty and added four corporate defendants, including Home Shopping Club LP. In May 2000, HSN and Home Shopping Club LP (together, "HSN") filed a motion to dismiss the amended complaint. That motion resulted in an order requiring the plaintiffs to amend the complaint again. In June 2000, a second amended complaint was filed, adding claims for negligent misrepresentation and breach of contract. In December 2000, a third amended complaint was filed, dropping the three non-HSN corporate defendants that had been added earlier and dropping the claims for negligent misrepresentation and breach of contract. In July 2001, a fourth amended complaint was filed. HSN filed answers to the second, third, and fourth amended complaints, denying their material allegations as to it.

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

        Florida.    In May 2002, Home Shopping Network, Inc. and Home Shopping Club LP (together, "HSN") were sued in a putative consumer class action filed in Florida state court. See Susan DiCicco v. Home Shopping Network, Inc. et ano., No. 02-3625-CI-19 (Circuit Court, Civil Division, Pinellas County). The operative factual allegations and legal claims in the lawsuit also involve the sale and servicing of Proteva personal computers and are substantially the same as those in the Illinois lawsuit described above. The complaint asserts claims against HSN for violation of the Florida Deceptive and Unfair Trade Practices Act, breach of contract, breach of express and implied warranty, and unjust enrichment, and seeks damages, disgorgement of profits, and attorneys' fees. In August 2002, HSN filed an answer denying the material allegations of the complaint.

        California.    In May 2003, Home Shopping Network, Inc. and HSN Direct, Inc. (together, "HSN") were sued in a putative consumer class action filed in California state court. See Dorothy Friedmann v. HSN Direct, Inc. et al., No. BC-295766 (Superior Court, Los Angeles County). Like the Illinois and Florida lawsuits described above, this lawsuit arises out of the sale of allegedly defective Proteva personal computers. The complaint alleges that HSN, in marketing Proteva computers during the 1996-99 period, engaged in unlawful, unfair, and deceptive trade practices and false advertising, in violation of the California Business and Professions Code. The complaint seeks class certification, restitution of amounts paid, disgorgement of profits, and imposition of a constructive trust on amounts received from HSN's sale of Proteva computers. In July 2003, HSN filed an answer denying the material allegations of the complaint.

        Counsel for the parties engaged in discussions concerning a possible resolution of these Illinois, Florida, and California cases and retained a mediator to facilitate those discussions. On June 10, 2004, HSN and the plaintiffs in these cases entered into a Class Action Settlement and Release Agreement (the "Agreement") resolving all of the cases on terms not material to the Company. Pursuant to the Agreement, and subject to the jurisdiction and approval of the court in the Illinois case, a nationwide settlement would be effectuated through the submission of claims by class members, who would receive cash payments in amounts based primarily upon the seriousness of the problems they encountered and their ability to substantiate those problems with documentation.

        On September 10, 2004, the court in the Illinois case issued an order approving the nationwide class settlement on the terms outlined in the Agreement. The deadline for class members' submission of claims to the settlement administrator was October 11, 2004. The process of evaluating submitted claims and paying valid claims out of the available settlement fund is expected to conclude in the first quarter of 2005.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of any of the Company's security holders during the fourth quarter of 2004.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity and Related Stockholder Matters

        IAC Common Stock is quoted on The Nasdaq Stock Market, or "NASDAQ," under the ticker symbol "IACI." There is no established public trading market for IAC Class B Common Stock.    The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for IAC Common Stock as reported on NASDAQ:

	High	Low
Year Ended December 31, 2005
First Quarter (though March 14, 2005)	$27.87	$21.70
Year Ended December 31, 2004
Fourth Quarter	$28.91	$19.16
Third Quarter	30.72	20.67
Second Quarter	34.62	28.44
First Quarter	34.93	27.46
Year Ended December 31, 2003
Fourth Quarter	$39.00	$28.79
Third Quarter	42.74	33.18
Second Quarter	39.33	25.10
First Quarter	28.43	20.99

        As of March 14, 2005, there were approximately 5,200 holders of record of the Company's Common Stock and the closing price of IAC Common Stock was $22.53. Because many of the outstanding shares of IAC Common Stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial shareholders represented by these record holders.

        As of March 14, 2005, there were 10 holders of record of the Company's Class B Common Stock. IAC has paid no cash dividends on its Common Stock or Class B Common Stock to date and does not anticipate paying cash dividends on its Common Stock or Class B Common Stock in the immediate future.

        During the quarter ended December 31, 2004, the Company did not issue or sell any shares of its Common Stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its Common Stock during the quarter ended December 31, 2004:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
October 2004(3)	4,690	$21.02	—	22,865,908
November 2004(3)	2,558	$23.60	—	102,865,908
December 2004(3)	36,571	$27.52	—	102,865,908

Total	43,819	$26.60	—	102,865,908

(1)
Reflects the weighted average price paid per share of IAC Common Stock.

(2)
Includes 22,865,908 and 80,000,000 shares that may yet be purchased pursuant to repurchase authorizations previously announced in November 2003 and November 2004. Repurchases pursuant to these authorizations, in each case, may be made over an indefinite period of time, on the open market or through private transactions, depending on those factors IAC deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources."

(3)
Reflects the withholding of shares of IAC Common Stock for payment of taxes due upon the vesting of shares of restricted stock and/or restricted stock units.

Item 6.    Selected Financial Data

        The following table presents selected historical financial data of IAC for each of the years in the five-year period ended December 31, 2004. This data was derived from IAC's audited consolidated financial statements and reflects the operations and financial position of IAC at the dates and for the periods indicated. The information in this table should be read with the financial statements and accompanying notes and other financial data pertaining to IAC included herein. In August 2001, the Company completed its sale of all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations to Univision Communications Inc. ("Univision"). On May 7, 2002, IAC completed its transaction with Vivendi Universal, S.A. ("Vivendi") in which IAC's USA Entertainment Group, consisting of USA Cable, Studios USA, and USA Films, was contributed to Vivendi Universal Entertainment LLLP, a joint venture then controlled by Vivendi. In addition, during the second quarter of 2003, USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. The financial position and results of operations of these companies as well as USAB and USA Entertainment Group have been presented as discontinued operations in the following table.

	Year Ended December 31,
	2000(1)	2001(2)	2002(3)(4)	2003(5)	2004(6)(7)(8)
	(Dollars in Thousands, Except Per Share Data)
Statements of Operations Data:
Net revenues	$2,918,011	$3,434,571	$4,580,925	$6,328,118	$6,192,680
Operating (loss) profit	(107,955)	(140,318)	152,598	400,183	232,506
(Loss) earnings from continuing operations before cumulative effect of accounting change	(144,767)	(162,811)	1,997	126,657	185,761
(Loss) earnings before cumulative effect of accounting change	(147,983)	392,795	2,414,492	167,396	164,861
Net (loss) earnings available to common shareholders	(147,983)	383,608	1,941,344	154,341	151,808
Basic (loss) earnings per common share from continuing operations available to common shareholders(9)(10)	(0.40)	(0.44)	(0.02)	0.19	0.25
Diluted (loss) earnings per common share from continuing operations available to common shareholders(9)(10)	(0.40)	(0.44)	(0.04)	0.17	0.23
Basic (loss) earnings per common share before cumulative effect of accounting change available to common shareholders(9)(10)	(0.41)	1.05	5.64	0.26	0.22
Diluted (loss) earnings per common share before cumulative effect of accounting change available to common shareholders(9)(10)	(0.41)	1.05	5.62	0.23	0.20
Basic (loss) earnings per common share available to common shareholders(9)(10)	(0.41)	1.03	4.55	0.26	0.22
Diluted (loss) earnings per common share available to common shareholders(9)(10)	(0.41)	1.03	4.54	0.23	0.20
Balance Sheet Data (end of period):
Working Capital	$355,157	$1,380,936	$3,069,516	$2,336,795	$2,239,037
Total Assets	5,586,822	6,491,809	15,640,859	21,568,455	22,398,865
Long-term obligations, net of current maturities	551,766	544,372	1,211,145	1,120,097	796,715
Minority Interest	960,068	791,572	1,182,162	211,687	291,922
Shareholders' equity	3,439,871	3,945,501	7,931,463	14,415,585	14,605,304
Other Data:
Net cash provided by (used in):
Operating activities	$141,365	$369,279	$778,481	$1,304,668	$1,273,228
Investing activities	(427,955)	(521,859)	316,637	(1,770,072)	(753,194)
Financing activities	(9,482)	6,954	672,521	(567,640)	(259,646)
Discontinued operations	94,706	322,342	(172,832)	(85,632)	(17,528)
Effect of exchange rate changes	(2,687)	(3,663)	11,131	19,624	15,540

(1)
Net loss available to common shareholders includes a pre-tax gain of $104.6 million related to IAC's exchange of its interest in Internet Shopping Network for 75% of Styleclick, Inc., a pre-tax gain of $3.7 million related to the Hotels.com initial public offering, and a pre-tax charge of $145.6 million related to the impairment of Styleclick goodwill.

(2)
Net earnings available to common shareholders includes a gain of $517.8 million, net of tax, related to the sale of capital stock of certain USA Broadcasting subsidiaries and an after-tax expense of $9.2 million related to the cumulative effect of adoption as of January 1, 2001 of SOP 00-2, "Accounting by Producers or Distributors of Films."

(3)
In connection with IAC's acquisition of a controlling interest in Expedia, Inc., IAC issued approximately 13.1 million shares of Series A Cumulative Convertible Preferred Stock, or IAC preferred stock, at $50 face value ($656 million aggregate value), with a 1.99% annual dividend rate and which is convertible at any time into IAC common stock at an initial conversion price of $33.75. The conversion price will be adjusted downward pursuant to a specified formula if the average share price of IAC common stock over a ten-day trading period prior to conversion exceeds $35.10. Holders of IAC preferred stock may require IAC to purchase their shares on the fifth, seventh, tenth and fifteenth anniversary of the closing on February 4, 2002. IAC has the right to redeem such shares commencing on the tenth anniversary of February 4, 2002. Any payment by IAC with respect to the dividend or pursuant to any redemption requested by holders of IAC preferred stock or by IAC may be made in cash or IAC common stock, or a combination thereof, at the option of IAC.

(4)
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

(5)
Includes the results of Entertainment Publications, Inc., LendingTree, Inc. and Hotwire, Inc. since their acquisition by IAC on March 25, 2003, August 8, 2003 and November 5, 2003, respectively.

(6)
Includes the results of TripAdvisor, ServiceMagic and Home Loan Center since their acquisition by IAC on April 27, 2004, September 1, 2004 and December 14, 2004, respectively.

(7)
Net earnings available to common shareholders includes a pre-tax impairment charge of $184.8 million related to a write-down of Teleservices goodwill that resulted from the Company's annual impairment review under Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles".

(8)
As part of the integration of IACT's businesses, Hotels.com conformed its merchant hotel business practices with those of the other IACT businesses. As a result, beginning January 1, 2004, IAC commenced prospectively reporting revenue for Hotels.com on a net basis, consistent with Expedia's historical practice.

(9)
Earnings (loss) per common share data and shares outstanding retroactively reflect the impact of a two-for one-stock split of IAC's common stock and IAC Class B common stock paid on February 24, 2000. All share numbers give effect to such stock split.

(10)
The following table adjusts IAC's reported net earnings (loss) and basic and diluted net earnings (loss) per share to exclude amortization expense related to goodwill and other intangible assets with indefinite lives as if SFAS 142 were effective January 1, 2000:

	Year Ended December 31,
	2000	2001
	(In Thousands, Except Per Share Data)
LOSS FROM CONTINUING OPERATIONS AVAILABLE TO COMMON SHAREHOLDERS
Reported loss from continuing operations available to common shareholders	$(144,767)	$(162,811)
Add: goodwill amortization	63,851	134,018

Loss from continuing operations as adjusted	$(80,916)	$(28,793)

Basic loss per share from continuing operations available to common shareholders as adjusted:
Reported basic loss per share	$(0.40)	$(0.44)
Add: goodwill amortization	0.18	0.36

Adjusted basic loss per share	$(0.22)	$(0.08)

Diluted loss per share from continuing operation available to common shareholders as adjusted:
Reported diluted loss per share	$(0.40)	$(0.44)
Add: goodwill amortization	0.18	0.36

Adjusted diluted loss per share	$(0.22)	$(0.08)

NET (LOSS) EARNINGS AVAILABLE TO COMMON SHAREHOLDERS
Net (loss) earnings available to common shareholders	$(147,983)	$383,608
Add: goodwill amortization	206,151	176,413

Net earnings available to common shareholders as adjusted	$58,168	$560,021

Basic (loss) earnings per share as adjusted:
Reported basic net (loss) earnings per share	$(0.41)	$1.03
Add: goodwill amortization	0.57	0.47

Adjusted basic net earnings per share	$0.16	$1.50

Diluted (loss) earnings per share:
Reported diluted net (loss) earnings per share	$(0.41)	$1.03
Add: goodwill amortization	0.57	0.47

Adjusted diluted net earnings per share	$0.16	$1.50

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT OVERVIEW

        IAC operates leading and diversified businesses in sectors being transformed by the internet, online and offline  .  .  .  our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC currently operates a diversified portfolio of specialized and global brands in the travel, retailing, ticketing, personals, media, financial services, real estate and teleservices industries. IAC enables billions of dollars of consumer-direct transactions for products and services via the internet and telephone.

        IAC consists of the following segments:

  •
  IAC Travel, which includes Expedia, Hotels.com, Hotwire and Interval International;

  •
  Electronic Retailing, which includes HSN U.S. and HSN International;

  •
  Ticketing, which includes Ticketmaster;

  •
  Personals, which includes Match.com;

  •
  IAC Local and Media Services, which includes Citysearch, Evite, Entertainment Publications, TripAdvisor (since April 2004) and ServiceMagic (since September 2004);

  •
  Financial Services and Real Estate, which includes LendingTree and its affiliated brands and businesses; and

  •
  Teleservices, which includes Precision Response Corporation.

        For further information regarding the operations of these segments, see Note 1 to the Consolidated Financial Statements, beginning on page 90, and "Item 1—Business," beginning on page 1.

        On December 21, 2004, IAC announced its plans relating to the Spin-Off. Following the completion of the Spin-Off:

  •
  New Expedia will consist of the travel and travel-related businesses and investments that IAC currently operates and/or manages through IAC Travel (other than Interval International, which IAC will retain) and TripAdvisor, which during 2004 was operated and managed through IAC Local and Media Services; and

  •
  IAC will continue to operate and/or manage its remaining businesses and investments, which currently comprise its Electronic Retailing, Ticketing, Personals, Local and Media Services (other than TripAdvisor), Financial Services and Real Estate and Teleservices segments, as well as Interval International.

        Set forth below are the contributions made by our various reporting segments to consolidated revenue, operating income and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the years ended December 31, 2004 and 2003 (dollars in millions, rounding differences may occur):

	Twelve Months Ended December 31,
	2004	Percentage of total		2003	Percentage of total
	(Dollars in millions)
Revenue:
IACT (on a comparable net basis)(a)	$2,116.5	34%		$1,670.5	31%
Electronic Retailing:
HSN U.S.	1,905.9	31%		1,763.7	33%
HSN International	476.3	8%		466.7	9%

Total Electronic Retailing	2,382.2	39%		2,230.4	42%
Ticketing	768.2	12%		743.2	14%
Personals	198.0	3%		185.3	3%
IAC Local and Media Services	294.7	5%		230.3	4%
Financial Services and Real Estate	189.8	3%		55.8	1%
Teleservices	293.9	5%		294.3	5%
Intersegment elimination	(50.6)	(1%	)	(21.3)	0%

Total	$6,192.7	100%		$5,388.5	100%

As reported:
IACT(a)	$2,116.5	34%		$2,610.1	41%

Total	$6,192.7	100%		$6,328.1	100%

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

	Twelve Months Ended December 31,
	2004	Percentage of total		2003	Percentage of total
	(Dollars in millions)
Operating Income (Loss):
IACT	$429.0	185%		$347.0	87%
Electronic Retailing:
HSN U.S.	141.7	61%		117.5	29%
HSN International	37.9	16%		31.3	8%

Total Electronic Retailing	179.6	77%		148.8	37%
Ticketing	137.9	59%		116.5	29%
Personals	18.8	8%		14.1	4%
IAC Local and Media Services	(23.6)	(10%	)	(29.4)	(8%	)
Financial Services and Real Estate	(7.6)	(3%	)	(16.5)	(4%	)
Teleservices	(167.7)	(72%	)	12.5	3%
Corporate and other	(334.0)	(144%	)	(192.7)	(48%	)

Total	$232.5	100%		$400.2	100%

	Twelve Months Ended December 31,
	2004	Percentage of total		2003	Percentage of total
	(Dollars in millions)
Operating Income (Loss) Before Amortization:
IACT	$627.3	61%		$523.8	61%
Electronic Retailing:
HSN U.S.	194.7	19%		168.3	20%
HSN International	39.2	4%		32.6	4%

Total Electronic Retailing	233.9	23%		200.9	23%
Ticketing	164.3	16%		144.5	17%
Personals	27.6	3%		31.0	4%
IAC Local and Media Services	26.5	3%		26.2	3%
Financial Services and Real Estate	21.4	2%		1.2	0%
Teleservices	17.1	2%		12.5	1%
Corporate and other	(93.5)	(10%	)	(80.1)	(9%	)

Total	$1,024.5	100%		$860.1	100%

Operating Income Before Amortization as a percentage of revenue (on a comparable net basis)	17%			16%

Principal Products, Services, Sources of Revenue

        For the years ended December 31, 2004 and 2003, IAC Travel was our largest financial contributor. Through its various businesses and investments, IAC Travel makes available a variety of travel-related products and services from a wide array of travel suppliers on a stand-alone and package basis, through its merchant and agency businesses. During 2004, revenues from the worldwide booking of hotel rooms, particularly merchant hotel rooms (in which IAC Travel has certain latitude to establish and change prices charged to customers but does not typically assume inventory risk) continued to be an important part of IAC Travel's business.

        Following the completion of the Spin-Off, we expect that Electronic Retailing and Ticketing will be our largest financial contributors. In Electronic Retailing, the majority of our revenue, operating income and Operating Income Before Amortization are derived from the sale of merchandise promoted through our television programming via telephone or the Internet. We take inventory of most of the products we sell through Electronic Retailing.

        Our Ticketing business, principally Ticketmaster, is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell these tickets through a combination of websites, telephone services and ticket outlets.

        Our Financial Services and Real Estate businesses generally are compensated on a fee basis by the lenders, real estate brokers and agents who participate in our services. Home Loan Center principally derives its revenues from fees from borrowers and the sale of loans into the secondary markets. Teleservices is generally compensated on a fee basis, based on the level of services provided. Personals offers its own interactive services on a membership/subscription basis and IAC Local and Media Services businesses offer products and services that target the local market and are compensated based on products and services delivered.

        Our businesses rely heavily on technology to deliver outstanding services to our customers. We seek to make available a broad range and unique selection of products and services to our customers, as well as relevant information about those products and services and convenience and ease of use, including first class customer service, combined with great value and a unique merchant sensibility.

Channels of Distribution; Marketing Costs

        We market and offer products and services directly to customers through branded websites, pay television and broadcast television stations, telephone sales and membership programs, allowing our customers to transact directly with us in a convenient manner. We have made, and expect to continue to make, substantial investments in online and offline advertising to build our brands and drive traffic to our brands and businesses.

        We also pay to market and distribute our services on third party distribution channels, such as Internet portals and search engines. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. In many cases, these distribution channels also offer their own products and services, as well as those of other third parties, that compete with those made available and offered by our businesses.

        The cost of acquiring new customers through online and offline third party distribution channels has increased, particularly in the case of online channels as internet commerce continues to grow and competition in the segments in which IAC's businesses operate increases. Also, we continue to place an increased emphasis on retaining current customers. As a result of these continued efforts, we expect sales and marketing expense as a percentage of revenue to continue to increase. While sales and marketing expense as a percentage of revenue (on a comparable net basis) increased from approximately 17% in 2003 to approximately 19% in 2004, Operating Income Before Amortization margin (on a comparable net basis) increased from approximately 16% in 2003 to approximately 17% in 2004.

Access to Supply

        Our various businesses provide supplier partners with important customer acquisition channels, in some cases through multiple IAC brands, and we believe that the ability of our supplier partners to reach a large audience through our services is a great benefit. Many of our businesses, including our travel, retailing, financial services and real estate businesses, offer our customers the choice of multiple suppliers in one setting. While we aim to build and maintain strong relationships with our supplier partners, we may not succeed in these efforts and there is always the risk that certain supplier partners may not make their products and services available to us in the future, including suppliers of travel services, suppliers of goods sold through HSN U.S. and HSN International, parties for whom we sell tickets and financial service and real estate providers that participate on related LendingTree exchanges. Additionally, in certain industries in which IAC's businesses operate there has been increased emphasis by supplier partners on their own direct sale of products and services through their own direct channels. We are unable to predict if this will develop in other industries in which IAC's businesses operate.

International Operations

        We continue to place great emphasis on international markets as we look to further expand the presence of certain of our brands and businesses abroad, particularly in Europe, given the large consumer marketplace for the goods and services that these brands and businesses offer. Although newer foreign markets generally lag the U.S. in online adoption, we believe they generally exhibit similar characteristics of the U.S. in regards to customer acceptance of an online marketplace. As a percentage of total IAC revenue (on a comparable net basis), international operations represented approximately 18%, 17% and 12% in 2004, 2003 and 2002, respectively.

Economic and Other Trends and Events; Industry Specific Factors

        Most of IAC's businesses are sensitive to the rate at which the purchase of products and services migrate online. For the online components of IAC's various businesses, revenues are generally more meaningfully impacted by the rate at which the purchase of related products or services migrates online globally than the rate at which the related industry grows, although this could change as online adoption progresses. In addition, online migration of traditional offline businesses, such as retailing and ticketing, favorably impacts results, as online sales transactions are processed with little or no increased costs, as compared to offline sales for which increased call center and other costs are incurred. We also expect rates of online adoption to grow internationally and we continue to devote significant resources to international expansion efforts. Our financial services and real estate businesses are impacted by the demand for mortgage loans in the U.S. and the strength of the U.S. housing market.

Results of Operations for the Year Ended December 31, 2004 compared to the Year Ended December 31, 2003

IAC Consolidated Results

        Revenue decreased $135.4 million, or 2%, although on a comparable net basis, revenue increased $804.2 million, or 15%. As previously noted, IAC began to report revenues from Hotels.com on a net basis in the first quarter of 2004, and we have provided prior year results as though they had been reported on a net basis for better comparability. Growth was primarily driven by revenue increases of $446.0 million, or 27%, from IACT and $142.2 million, or 8%, from HSN U.S., as well as increased revenue of $134.0 million from LendingTree, which was acquired in August 2003.

        Gross profit increased $509.6 million, or 18%, reflecting improved operating results of IACT, driven by the merchant hotel business, the air business and packages, and Electronic Retailing, which was driven primarily by improved results at EUVÍA and higher margins at HSN U.S.

        Selling and marketing expenses increased $273.9 million, or 29%. As a percentage of comparable net revenue, selling and marketing expense increased to 19% in 2004 from 17% in 2003 reflecting, in part, the impact of acquisitions, as LendingTree, Hotwire and TripAdvisor generally have higher selling and marketing expenses as a percentage of revenue than IAC overall. In addition, IACT's selling and marketing expense increased as a percentage of revenue as IACT has placed greater emphasis on its international businesses, which have a higher selling and marketing cost relative to revenue due to earlier stages of development, and the inclusion of Hotwire in the 2004 results. Selling and marketing expense for 2003 included the $4.6 million write-down of a satellite distribution contract at TV Travel Shop.

        General and administrative expenses increased $35.1 million, or 5%, due primarily to increased headcount at certain IACT companies and the inclusion of the full year of LendingTree, Hotwire and Entertainment Publications in the 2004 results. These increases were partially offset by a decrease at IACT due to the reclassification of certain general and administrative expenses to cost of sales as a result of Hotels.com reporting revenues on a net basis consistent with Expedia's historical practices.

        The 2004 restructuring charge is principally comprised of (1) asset impairments and severance costs related to the shut down of HSN's Salem, VA facility as HSN migrates certain operations to its new fulfillment center in Tennessee and (2) severance and other costs associated with the elimination of certain non-core business lines at the Personals segment. These charges were partially offset by the reversal of reserves related primarily to the favorable resolution of a contractual arrangement with a supplier, as well as the settlement of an uncollectible receivable that had been written off in 2003 related to the restructuring of HSN's U.K. offices. The 2003 restructuring charge principally consists of (1) a write-down of a receivable from the 2002 restructuring of HSN's U.K. offices, (2) facility closure costs at uDate's Derby, U.K. facility as the back-office operations of uDate were combined with Match International, and (3) costs related to employee terminations due principally to the decline in the teleservicing market that resulted in excess capacity. Such 2003 restructuring charges were offset by the reversals of contingent costs for terminated employees, which are no longer probable of occurrence.

        Depreciation expense increased $7.1 million, or 4%, due primarily to capital expenditures of $223.8 million during the year offset by certain fixed assets becoming fully depreciated throughout 2004. Comparisons to prior year were impacted by a $4.7 million write-down of packaging technology at Hotels.com recognized in 2003 as a result of Hotels.com adopting Expedia's packaging technology.

        Operating Income Before Amortization increased $164.4 million, or 19%, due primarily to the improved operating results of IACT, the Electronic Retailing segment and the Ticketing segment, as well as the inclusion of the full year of LendingTree in 2004 results.

        In the fourth quarter of 2004, the Company recorded an impairment charge related to the write-down to the goodwill of the Teleservices segment of $184.8 million, before tax, which was recorded as a component of operating income (loss) in the accompanying consolidated statement of operations. The write-down was determined by comparing the fair value of the business and the implied value of the goodwill with the carrying amounts on the balance sheet. The write-down primarily resulted from continued competition and macroeconomic factors which have negatively impacted industry valuations. The goodwill impairment charge recorded in 2004 resulted from the Company's annual impairment review for goodwill and intangible assets, which took place in the fourth quarter in connection with the preparation of our year-end financial statements.

        Operating income decreased $167.7 million, or 42%, reflecting the goodwill impairment charge of $184.8 million noted above, as well as increased non-cash compensation of $113.5 million, or 89%, and increased amortization of intangibles of $79.0 million, or 29%, partially offset by a decrease in non-cash distribution and marketing expense of $33.4 million, or 65%. This net increase in charges offset the increase in Operating Income Before Amortization discussed above. The increase in non-cash compensation principally resulted from a full year of expense related to unvested stock options, warrants and restricted stock assumed in IAC's 2003 mergers with its formerly publicly traded subsidiaries and the acquisition of LendingTree included in 2004 results. This non-cash compensation is recorded over the remaining vesting period of the equity awards and therefore will decline over time as the awards vest. The increase in the amortization of intangibles was principally due to IAC's 2003 mergers with Expedia and Hotels.com, as well as the acquisition of LendingTree in August 2003. An impairment charge of $32.7 million was recorded in the fourth quarter of 2004 in connection with the write-off of certain intangible assets of TV Travel Shop, which has been included in amortization of intangibles in the accompanying consolidated statement of operations. This impairment was recorded due to management's reassessment of TV Travel Shop's expected future financial performance. The decrease in the amortization of non-cash distribution and marketing expense was principally due to the termination of the Hotels.com distribution agreement with Travelocity in September 2003.

        Interest income increased $15.9 million in 2004 compared with 2003 as a result of higher interest rates and increased income from VUE preferred securities. Interest expense decreased $5.5 million in 2004 compared to 2003 due primarily to the repurchase in 2003 of $92.2 million of the Company's $500 million 6 3/4% Senior Notes issued in 1998, as well as the impact of interest rate swap arrangements entered into in late 2003 and 2004 which effectively changed the interest rate on a portion of the debt.

        The Company realized equity income from its investment in Vivendi Universal Entertainment LLLP ("VUE") in 2004 of $16.2 million compared with a loss in 2003 of $224.5 million. During the first quarter of 2003, IAC received the audited financial statements of VUE for the year ended December 31, 2002, which disclosed that VUE had recorded an impairment charge for goodwill and intangible assets and other long-lived assets of $4.5 billion in the period May 7, 2002 to December 31, 2002 based upon VUE management's review of the estimated fair value of VUE as of December 31, 2002. Because of delays in VUE's financial reporting, IAC records its 5.44% proportionate share of the results of VUE on a one-quarter lag. The charge taken by IAC in the first quarter of 2003 was approximately $245 million, before a tax benefit of $96 million.

        Equity in the income of unconsolidated subsidiaries and other income (expense) increased by $21.9 million due primarily to (1) a $10.9 million increase in the equity income of unconsolidated subsidiaries of HSN International, including TVSN and Jupiter Shop Channel, (2) losses on the repurchase of bonds of $8.6 million recorded in the 2003 period and (3) an increase in foreign currency exchange gains.

        The effective tax rate from continuing operations was 47% in 2004 as compared to 27% in 2003. The 2004 rate is higher than the federal statutory rate of 35% due principally to the impairment of goodwill that is not deductible for tax purposes, state and local taxes, the amortization of non-deductible intangible assets and the recognition of a valuation allowance on tax losses, partially offset by the benefit of utilization of foreign tax credits. The 2003 rate was lower than the federal statutory rate of 35% due principally to the reversal of valuation allowances and a decrease in deferred tax liabilities due to a change in the effective state tax rate. The reversal of valuation allowances in 2003 was based on an assessment that it was probable that the related tax benefits would be realized. The effective state tax rate decreased as a result of IAC's mergers with its formerly public subsidiaries in 2003 and the Vivendi transaction in 2002. Partially offsetting these decreases in income taxes were earnings in foreign jurisdictions that were taxed at rates higher than 35% and amortization of non-deductible intangible assets.

        Minority interest principally represents minority ownership in HSE-Germany and EUVÍA in 2004 and 2003, as well as the public's minority ownership in Ticketmaster, Hotels.com and Expedia until the date of their respective buy-ins in 2003. Minority interest in the income of consolidated subsidiaries decreased $51.3 million due primarily to the buy-out of the respective minority interests as a result of IAC's 2003 mergers with its formerly publicly traded subsidiaries.

        In the second quarter of 2003, USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. Accordingly, the results of operations and statement of position of these businesses are presented as discontinued operations for all periods presented. The loss from discontinued operations in 2004 was $20.9 million, principally due to an adjustment in the second quarter of 2004 to the deferred tax liability of our investment in Styleclick to reflect minority interest, which resulted in a reduction of a tax benefit recorded in 2002 when the deferred tax liabilities of our investment in Styleclick were originally reversed. Income from discontinued operations in 2003 was $40.7 million, principally due to a tax benefit recognized due to the shut-down of Styleclick.

IAC Travel

	Twelve Months Ended December 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Revenues (on a comparable net basis)(a)	$2,116.5	$1,670.5	27%
Revenues (as reported)	$2,116.5	$2,610.1	(19%)
Operating Income Before Amortization	627.3	523.8	20%
Amortization of non-cash distribution and marketing expense	(16.7)	(41.9)
Amortization of non-cash compensation expense	—	(16.2)
Amortization of intangibles	(181.6)	(107.0)
Merger costs	—	(11.7)

Operating income	$429.0	$347.0	24%

Operating income as a percentage of revenue (on a comparable net basis)	20.3%	20.8%
Operating Income Before Amortization as a percentage of revenue (on a comparable net basis)	29.6%	31.4%

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

The following discussion is based upon comparable net revenue amounts:

        Revenue grew 27%, primarily driven by the merchant hotel business, the air business and packages, all of which benefited from the inclusion of Hotwire as of November 5, 2003.

        Merchant hotel revenue increased 24% due to an increase in merchant hotel room nights stayed, as well as an increase in revenue per room night. Merchant hotel room nights stayed, including rooms booked as a component of packages, increased 21% to 31.7 million, reflecting continued growth in demand from IACT's international websites, the inclusion of Hotwire in the 2004 results and growth in IACT's private label business. Revenue per room night increased 3%, due primarily to increases in average daily room rates, partially offset by a decline in merchant hotel raw margins (defined as merchant hotel net revenue as a percent of gross bookings).

        IACT's U.S. merchant hotel business continues to operate in a more challenging environment than in the prior year, due primarily to increased competition from third party distributors, increased promotion by hotel chains of their own direct sites and higher overall occupancy rates, resulting in decreased availability of favorably priced travel products and services compared with the prior year period. These trends are generally expected to continue.

        Revenue from international websites increased 66%, or 54% on a local currency basis, to $397.3 million in 2004 from $239.2 million in 2003. The United Kingdom, German and Canadian websites, as well as the inclusion of www.anyway.com and Expedia Corporate Travel-Europe in 2004 results, contributed to the international growth. Full-service IACT-branded websites were also introduced in France and Italy in late June 2004.

        Revenue from global travel packages, which allow customers to customize their travel by combining air, hotel, car and other stand-alone travel products, was up 27% from 2003, due to improved package options.

        Overall revenue margins (defined as net revenue as a percent of gross bookings) decreased by 60 basis points, due primarily to lower merchant hotel raw margins and lower air revenue per transaction, partially offset by higher merchant hotel average daily rates. We expect these trends to continue in the near term. While air revenue per transaction was lower, air transaction volume increased over the prior year period, driven by domestic and international ticket sales and the inclusion of Hotwire.

        Operating Income Before Amortization grew 20% due primarily to increased revenues as discussed above, profitability at Expedia Europe and margin improvement at Interval. In addition, Operating Income Before Amortization was impacted by a 43% increase in selling and marketing expense. The increase in selling and marketing expenses was driven by search related costs and increased marketing volume, as well as higher costs of traffic acquisitions online and greater emphasis on our international businesses, which have a higher selling and marketing cost relative to revenue due to earlier stages of development and the inclusion of Hotwire for the full year in the 2004 results. International selling and marketing expense increased 92%. IACT was also favorably impacted in 2004 by a $12.1 million net reserve adjustment primarily related to the reversal of an air excise tax reserve and the resolution of a contractual dispute. Comparisons of Operating Income Before Amortization to prior year results were also favorably impacted by certain charges in 2003 including (1) a write-down of $4.7 million by Hotels.com of its packaging software as it migrated to Expedia's packaging technology and (2) a write-down of $4.6 million by TV Travel Shop related to the termination of a satellite contract.

        Operating income grew 24% due to the increase in Operating Income Before Amortization described above as well as (1) a decrease in non-cash distribution and marketing expense of $25.2 million due primarily to the termination of Hotels.com's distribution agreement with Travelocity, (2) a decrease in non-cash compensation of $16.2 million at IACT due to IAC's 2003 mergers with Expedia and Hotels.com resulting in the conversion of all Expedia and Hotels.com stock options, warrants, and restricted stock into IAC equity awards and (3) a decrease in merger costs of $11.7 million associated with IAC's mergers with Expedia and Hotels.com. These items were partially offset by an increase in the amortization of intangibles of $74.6 million principally due to the intangible asset impairment charge of $32.7 million at TV Travel Shop as well as increases in intangible amortization related to IAC's 2003 merger with Expedia and Hotels.com.

        IACT does not collect or remit occupancy tax on the portion of hotel customer payments that it retains for the intermediary services it provides in connection with its merchant hotel business. While discussions and developments relating to this practice are ongoing in various tax jurisdictions and the issue is the subject of several ongoing lawsuits, IAC continues to believe the issue will not have a material adverse effect on its past or future financial results.

Electronic Retailing

  HSN U.S.

	Twelve Months Ended December 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Revenues	$1,905.9	$1,763.7	8%
Operating Income Before Amortization	194.7	168.3	16%
Amortization of intangibles	(52.9)	(50.8)

Operating income	$141.7	$117.5	21%

Operating income as a percentage of revenue	7.4%	6.7%
Operating Income Before Amortization as a percentage of revenue	10.2%	9.5%
Segment Operating Metrics:
Units Shipped (mm)	40.5	41.6	(3%)
Gross Profit %	37.3%	37.1%
Return Rate	16.2%	17.7%
Average Price Point	$51.22	$46.62	10%

        Revenue grew 8% primarily as a result of a 10% increase in average price point and a 150 basis point decline in return rates, partially offset by a 3% decrease in units shipped. As part of this growth, HSN.com increased revenues by 21% over the prior year. Overall, the product mix shifted from 2003 resulting in a decrease in sales of Jewelry and increases in sales of Health and Beauty and Home Fashions in 2004. This shift increased the average price point, as Home Fashions, which comprise a wide array of items such as home furnishings and accessories and cookware, generally carry higher sales prices and lower return rates, as compared to Jewelry. In addition the average price point increased for most product categories year over year.

        Operating Income Before Amortization grew 16%, due primarily to the growth in revenue, and an increase in gross profit margins by 20 basis points, due primarily to the shift in product mix to products that carry lower return rates, as well as margin improvements within the product mixes. Lower return rates impact both revenue and gross margins, as lower returns result in lower warehouse processing costs and lower inventory mark-downs for goods that are not resalable at full retail price. The impact of the decline in overall return rates on gross profit was $13.5 million. Operating Income Before Amortization was also impacted by increased customer service costs, including costs relating to HSN's new distribution facility in Tennessee, which opened in October 2004, and by results of the infomercial and catalog businesses, which have lower operating margins relative to the television business. The 2004 results were also impacted by (1) a $3.5 million impairment charge related to the closure of the warehouse facility in Salem, VA and (2) the reversal of a reserve of $2.5 million as a result of the final resolution of a legal dispute.

        Operating income grew 21% due primarily to the increase in Operating Income Before Amortization described above.

        As noted in previous Company filings, the majority of the USA Broadcasting stations sold to Univision were located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN incurred incremental costs to obtain carriage lost in the disengagement markets and conduct marketing activities to inform viewers of new channel positioning for the HSN service. Higher incremental costs were incurred in 2002, so disengagement costs were presented separately from HSN results when comparing 2003 results to 2002. Comparable costs were incurred in 2004 in relation to

2003, and HSN's results are presented including disengagement costs in each period presented. Disengagement expenses were $18.0 million in 2004 compared to $22.0 million in 2003, principally reflecting a decrease in marketing expenses.

  HSN International

	Twelve Months Ended December 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Revenues	$476.3	$466.7	2%
Operating Income Before Amortization	39.2	32.6	20%
Amortization of intangibles	(1.3)	(1.3)

Operating income	$37.9	$31.3	21%

Operating income as a percentage of revenue	8.0%	6.7%
Operating Income Before Amortization as a percentage of revenue	8.2%	7.0%

        Revenue increased 2% in U.S. dollars due primarily to favorable exchange rates and the addition of HSN's new Quiz TV venture in the U.K., which was launched in June 2004. On a local currency basis, revenues decreased 8% due primarily to decreases at HSE-Germany and EUVÍA. EUVÍA year over year comparisons were negatively impacted by a non-recurring override payment recorded in the first quarter of 2003. In 2002 and early 2003, due to EUVÍA's early stage of development, its contracts with its telecom carriers carried lower pricing per call, but allowed for overrides based on achieving volume targets. The current carrier contracts call for higher pricing, with no significant override payments, so the 2004 results do not include such override payments. Excluding the impact of the override payment, EUVÍA results increased primarily due to Neun Live, an interactive game and quiz show oriented television channel, which saw a 10% increase in pricing and a 6% increase in call volume, as the company improved its terms with its current carriers and expanded call volume from Austria, Switzerland and the U.K. during the year. Neun Live continues to experience increased competition in its industry, but new program formats benefited call volumes in the second half of 2004. HSE-Germany results were negatively impacted primarily by the poor results of the Wellness product line compared to 2003.

        Operating Income Before Amortization for 2004 primarily reflects the favorable exchange rates, results of EUVÍA and the addition of the U.K. Quiz TV venture as noted above, offset by decreases in 2004 at HSE-Germany. In addition, results were impacted by a settlement received by HSN International on an uncollectible receivable that had been previously written off.

        Operating income growth was due to the increase in Operating Income Before Amortization described above.

Ticketing

	Twelve Months Ended December 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Revenues	$768.2	$743.2	3%
Operating Income Before Amortization	164.3	144.5	14%
Amortization of non-cash distribution and marketing expense	(0.2)	(0.9)
Amortization of intangibles	(26.2)	(27.0)
Merger costs	—	(0.1)

Operating income	$137.9	$116.5	18%

Operating income as a percentage of revenue	18.0%	15.7%
Operating Income Before Amortization as a percentage of revenue	21.4%	19.4%
Segment Operating Metrics:
Number of tickets sold (mm)	98.3	100.0	(2%)
Gross value of tickets sold (mm)	$4,987	$4,867	2%

        Revenue grew 3% reflecting a 4% increase in the average revenue per ticket, partially offset by a 2% decrease in the number of tickets sold. The increase in average revenue per ticket resulted from favorable exchange rates from foreign markets and higher convenience and processing fees. The decrease in the number of tickets sold is due primarily to the weakness in domestic concert ticket sales and the effects of the NHL lockout. International revenue increased 28%, 17% on a local currency basis, due primarily to the recent acquisition in Sweden, increased sales in the United Kingdom and Ireland and the Athens 2004 Summer Olympics license fee.

        Operating Income Before Amortization reflects the increase in revenues and increased distribution efficiencies, which were mostly offset by higher depreciation expense, cost of technology and ticket royalties. As the company continues to develop enhanced products to sell more tickets for its clients, technology expenses are expected to increase; ticket royalties are also expected to continue to increase as a percentage of revenue. To date the company has offset these increases with other distribution efficiencies. Operating Income Before Amortization in 2004 and 2003 benefited from the favorable resolution of non-income tax contingencies of $5.0 million and $3.7 million, respectively.

        Operating income reflects the increase in Operating Income Before Amortization described above as well as decreases in the amortization of intangibles and non-cash distribution and marketing expense.

        In addition, the Company expects the recent cancellation of the rest of the NHL season to adversely impact results in the near term.

Personals

	Twelve Months Ended December 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Revenues	$198.0	$185.3	7%
Operating Income Before Amortization	27.6	31.0	(11%)
Amortization of non-cash distribution and marketing expense	(0.7)	(4.0)
Amortization of intangibles	(8.1)	(12.9)

Operating income	$18.8	$14.1	33%

Operating income as a percentage of revenue	9.5%	7.6%
Operating Income Before Amortization as a percentage of revenue	13.9%	16.7%
Segment Operating Metrics:
Paid Subscribers (000's)	982.8	939.4	5%

        Revenue grew 7%, reflecting a 5% increase in paid subscribers, partially offset by a decrease in the average revenue per subscriber due to lower package prices implemented in 2003 that remained in place for most of 2004. International subscribers grew 37% over the prior year, excluding declines at uDate of 28%.

        Operating Income Before Amortization in 2004 was negatively impacted by higher customer acquisition costs, increased spending for international operations and charges relating to management transition and the elimination of certain non-core business lines.

        Operating income reflects the decrease in Operating Income Before Amortization described above, offset by a decrease in non-cash distribution and marketing expense and a decrease in the amortization of intangibles which resulted from certain intangibles becoming fully amortized in 2004.

IAC Local and Media Services

	Twelve Months Ended December 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Revenues	$294.7	$230.3	28%
Operating Income Before Amortization	26.5	26.2	1%
Amortization of non-cash distribution and marketing expense	(0.4)	(2.3)
Amortization of non-cash compensation expense	(1.5)	—
Amortization of intangibles	(48.1)	(53.3)

Operating loss	$(23.6)	$(29.4)	20%

Operating loss as a percentage of revenue	(8.0%)	(12.8%)
Operating Income Before Amortization as a percentage of revenue	9.0%	11.4%

        Revenues increased $64.5 million, or 28%, primarily due to the acquisitions of TripAdvisor in April 2004, ServiceMagic in September 2004, and Entertainment Publications in March 2003. Citysearch's revenues remained flat due to the shift of its business model from building web sites for local businesses for an annual fee to the introduction of a new Pay-For-Performance business model in June 2003. The Pay-For-Performance business built momentum throughout 2004 resulting in increased revenues for Citysearch in the second half of 2004 driven by both the addition of new Pay-for-Performance merchants and increased traffic.

        Operating Income Before Amortization increased resulting primarily from the inclusion of TripAdvisor's results since April 2004 and narrowed losses at Citysearch due principally to headcount reductions, substantially offset by declines at Entertainment Publications due to weakness in the company's core fundraising channels. Entertainment Publications' results are significantly seasonal with the majority of its profitability experienced in the fourth quarter. In addition, Operating Income Before Amortization and operating income were negatively impacted by the sale of EPI's Australian and New Zealand operations in August 2003, which contributed $5.6 million in Operating Income Before Amortization and operating income in 2003.

        Operating losses improved by $5.9 million primarily reflecting the increase in Operating Income Before Amortization described above and was further impacted by the decrease in the amortization of intangible assets.

        Revenue for 2004 and 2003 includes $27.2 million and $2.5 million, respectively, for services provided to other IAC businesses, primarily related to TripAdvisor and Entertainment Publications.

Financial Services and Real Estate

	Twelve Months Ended December 31, 2004	Period from August 8– December 31, 2003	Percentage Change
	(Dollars in millions)
Revenues	$189.8	$55.8	240%
Operating Income Before Amortization	21.4	1.2	1,690%
Amortization of non-cash compensation expense	(3.6)	(1.5)
Amortization of intangibles	(25.4)	(16.2)

Operating loss	$(7.6)	$(16.5)	54%

Operating loss as a percentage of revenue	(4.0%)	(29.6%)
Operating Income Before Amortization as a percentage of revenue	11.3%	2.2%

        Financial Services and Real Estate consists of the results of LendingTree, Inc., which was acquired in August 2003, and the brands and businesses it operates. As a point of comparison, the discussion below compares the results of this segment for 2004 to the full year period in 2003.

        Revenue increased 19% in 2004 as compared to 2003 as the company continued to grow its non-refinance mortgages business. As expected, a rising interest rate environment has caused a shift towards lending products other than refinance mortgages, LendingTree's primary product in 2003. The company reported a 108% increase in revenue from purchase mortgages, a 41% increase in revenue from closed real estate transactions, a 17% growth in revenue from home equity loans and a 158% increase in other services revenue. These revenue increases were partially offset by a 39% decrease in revenue from refinance mortgage activity. The increase in other service revenue primarily relates to the acquisition of GetSmart in December 2003, iNest in October 2004 and Home Loan Center (now called LendingTree Loans) in December 2004.

        While the number of loan and real estate requests transmitted increased by just 4%, driven by acquisitions and growth in purchase mortgage and real estate categories, the dollar volume of requests transmitted increased 19%, reflecting a shift in the mix towards higher value purchase mortgages and real estate transactions. The number and dollar volume of closed transactions decreased 13% and 14%, respectively in 2004, reflecting the expected impact caused by the drop off in refinance mortgage activity from late 2003 and throughout 2004. This impact was offset in part by the higher mix of purchase mortgage and real estate closings in 2004, which have higher per-transaction values than other products.

Teleservices

	Twelve Months Ended December 31,
	2004	2003	Percentage Change
	(Dollars in millions)
Revenues	$293.9	$294.3	0%
Operating Income Before Amortization	17.1	12.5	37%
Goodwill impairment	(184.8)	—

Operating (loss) income	$(167.7)	$12.5	NM

Operating (loss) income as a percentage of revenue	(57.1%)	4.2%
Operating Income Before Amortization as a percentage of revenue	5.8%	4.2%

        Revenue remained comparable to the prior year despite the loss of two key clients that ceased to outsource outbound call volume. The company was able to partially offset these revenue losses by increases in existing client programs and new business. PRC and the industry continue to face significant pricing pressure and increased competition.

        Operating Income Before Amortization increased $4.6 million, or 37%, due to lower operating expenses, including lower depreciation expense and fixed costs, as management continued to focus on improving operating efficiencies. These savings were partially offset by lower contribution margins due to pricing pressures.

        Operating (loss) income decreased by $180.2 million due primarily to a fourth quarter goodwill impairment charge of $184.8 million before tax, which was recorded as a component of operating income (loss) in the accompanying consolidated statement of operations. The write-down was determined by comparing the fair value of the business and the implied value of the goodwill with the carrying amounts on the balance sheet. The write-down primarily resulted from continued competition and macroeconomic factors which have negatively impacted industry valuations. The goodwill impairment charge recorded in 2004 resulted from the Company's annual impairment review for goodwill and intangible assets, which took place in the fourth quarter in connection with the preparation of our year-end financial statements. The impairment charge was partially offset by the increase in Operating Income Before Amortization described above. In addition, during 2003 the company recorded a pretax charge of $2.1 million related to real estate and software write-downs which positively impacts year over year comparisons.

        Revenue for 2004 and 2003 includes $23.3 million and $17.8 million, respectively, for services provided to other IAC businesses.

        In the second quarter of 2003 the Company ceased operations of Avaltus, Inc., a subsidiary of PRC. Accordingly, the results of operations and statement of position of Avaltus are presented as discontinued operations for all periods presented.

Corporate

        Corporate operating expenses in 2004 were $324.4 million compared with $186.0 million in 2003, of which $236.6 million and $110.5 million relate to non-cash compensation in 2004 and 2003, respectively. Included in these amounts for 2004 and 2003 are $167.8 million and $83.7 million, respectively, recognized with respect to the unvested stock options, warrants and restricted stock units assumed in the buy-ins of Ticketmaster, Hotels.com and Expedia. This non-cash compensation is recorded over the remaining vesting period of the equity awards and the aggregate amount of this expense will decline as the awards vest. These amounts also include expense related to restricted stock units granted by IAC and which became IAC's primary form of stock based compensation beginning in 2003.

Results of Operations For the Year Ended December 31, 2003 compared to the Year Ended December 31, 2002

	Twelve Months Ended December 31,
	2003	Percentage of total	2002	Percentage of total
	(Dollars in millions)
Revenue:
IACT (on a comparable net basis)(a)	$1,670.5	31%	$906.2	23%
Electronic Retailing:
HSN U.S.	1,763.7	33%	1,613.2	41%
HSN International	466.7	9%	309.0	8%

Total Electronic Retailing	2,230.4	42%	1,922.2	49%
Ticketing	743.2	14%	655.3	17%
Personals	185.3	3%	125.8	3%
IAC Local and Media Services	230.3	4%	30.8	1%
Financial Services and Real Estate	55.8	1%	N/A	N/A
Teleservices	294.3	5%	294.1	7%
Intersegment elimination	(21.3)	0%	(11.2)	0%

Total	$5,388.5	100%	$3,923.3	100%

As reported:
IACT(a)	$2,610.1	41%	$1,563.9	34%

Total	$6,328.1	100%	$4,580.9	100%

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

	Twelve Months Ended December 31,
	2003	Percentage of total		2002	Percentage of total
		(Dollars in millions)
Operating Income (Loss):
IACT	$347.0	87%		$177.9	117%
Electronic Retailing:
HSN U.S.	117.5	29%		98.7	65%
HSN International	31.3	8%		(62.3)	(41%	)

Total Electronic Retailing	148.8	37%		36.4	24%
Ticketing	116.5	29%		96.9	63%
Personals	14.1	4%		22.6	15%
IAC Local and Media Services	(29.4)	(8%	)	(86.3)	(57%	)
Financial Services and Real Estate	(16.5)	(4%	)	N/A	N/A
Teleservices	12.5	3%		(26.4)	(17%	)
Corporate and other	(192.7)	(48%	)	(68.6)	(45%	)

Total	$400.2	100%		$152.6	100%

	Twelve Months Ended December 31,
	2003	Percentage of total		2002	Percentage of total
	(Dollars in millions)
Operating Income (Loss) Before Amortization:
IACT	$523.8	61%		$279.8	72%
Electronic Retailing:
HSN U.S.	168.3	20%		131.4	34%
HSN International -	32.6	4%		(61.6)	(16%	)

Total Electronic Retailing	200.9	23%		69.8	18%
Ticketing	144.5	17%		108.1	28%
Personals	31.0	4%		28.4	7%
IAC Local and Media Services	26.2	3%		(32.3)	(8%	)
Financial Services and Real Estate	1.2	0%		N/A	N/A
Teleservices	12.5	1%		(4.1)	(1%	)
Corporate and other	(80.1)	(9%	)	(60.5)	(16%	)

Total	$860.1	100%		$389.1	100%

Operating Income Before Amortization as a percentage of revenue (on a comparable net basis)	16%			10%

  IAC Consolidated Results

        Revenue increased $1.7 billion, or 38%, although on a comparable net basis revenue increased $1.5 billion, or 37%. Growth was primarily driven by increased revenue of $764.3 million, or 84%, from IACT on a comparable net basis and $308.2 million, or 16%, from the Electronic Retailing segment, as well as the contributions of $201.5 million and $55.8 million from Entertainment Publications and LendingTree, respectively, which were acquired in March 2003 and August 2003. The revenue growth from IACT included the increase in revenue of $184.0 million from Interval which was acquired in September 2002 and $12.5 million from the acquisition of Hotwire in 2003.

        Gross profit increased $1.1 billion, or 58%, primarily reflecting improved operating results of IACT, the Ticketing segment and the Electronic Retailing segment as well as the inclusion of Entertainment Publications in 2003 results.

        Selling and marketing expenses increased $369.7 million, or 66%. As a percentage of comparable net revenue, selling and marketing expense increased to 17% for 2003 from 14% in 2002 which reflects in part the impact of acquisitions, as LendingTree and Hotwire generally have higher selling and marketing expenses as a percentage of revenue than IAC overall.

        General and administrative expenses increased $216.4 million, or 44%, due primarily to the inclusion of Entertainment Publications and LendingTree in the 2003 results and increased headcount at IACT.

        Restructuring costs decreased $54.1 million in 2003. The 2003 restructure charge principally consisted of (1) a write-down of a receivable from the 2002 restructuring of HSN's U.K. offices, (2) facility closure costs at uDate's Derby, U.K. facility as the back-office operations of uDate were combined with Match International, and (3) costs related to employee terminations due principally to the decline in the teleservicing market that resulted in excess capacity. Such restructuring charges were offset by the reversals of costs for terminated employees, which are no longer probable of occurrence. The 2002 amounts are principally comprised of (1) $31.4 million related to the write-down of the Company's investment in HSE-Italy, (2) $14.8 million for HSN International related to the shut-down of HSN-Espanol, the Company's Spanish language electronic retailing operation, due to high costs of carriage and disappointing sales per home due to the fragmented market, and (3) $7.9 million for PRC related principally to the shut down of three call centers and employee terminations due principally to the decline of the teleservices market that resulted in excess industry capacity and lower pricing.

        Operating Income Before Amortization increased $471.0 million, or 121%, primarily reflecting expanding gross margins and improved operating results at IACT, the Electronic Retailing segment and the Ticketing segment, as well as the inclusion of Entertainment Publications in 2003 results. Operating Income Before Amortization was also favorably impacted by a $22.4 million adjustment in 2003 related to estimated supplier liabilities.

        Operating income increased $247.6 million, or 162%, reflecting the increase in Operating Income Before Amortization described above as well as a decrease in Teleservices goodwill impairment of $22.2 million. These results were partially offset by increased amortization of intangibles of $122.8 million, or 84%, increased non-cash compensation of $112.5 million, or 720%, and increased amortization of non-cash distribution and marketing expense of $14.1 million or 38%. The increase in non-cash compensation principally resulted from expense related to unvested stock options assumed in IAC's 2003 mergers with Expedia and Hotels.com and the acquisition of LendingTree in August 2003. The increase in the amortization of intangibles was principally due to IAC's 2003 mergers with Expedia and Hotels.com, as well as the acquisition of LendingTree.

        Interest income increased $61.2 million in 2003 compared with 2002. The increase in interest income was due primarily to amounts earned on the proceeds from the Vivendi transaction in May 2002, including (1) $37.3 million of paid in kind interest on the Series A Preferred in 2003 compared with $23.0 million in 2002 and (2) $63.9 million of cash interest on the Series B Preferred in 2003 compared with $41.1 million in 2002. In addition, average cash and marketable securities on hand during 2003 and 2002 were $3.6 billion and $2.5 billion, respectively, resulting in higher interest income in 2003.

        Interest expense increased $48.4 million in 2003 compared to 2002. The increase in interest expense was due primarily to an increase of $50.3 million related to the Company's $750 million 7% Senior Notes issued in December 2002, partially offset by a $6.2 million decrease in interest on the Company's $500 million 6 3/4% Senior Notes issued in 1998 due to the repurchases made in late 2002 and 2003, including $92.2 million in aggregate principle amount that were repurchased during 2003.

        The Company realized pre-tax losses in 2003 of $224.5 million on equity losses from its investment in VUE, compared with equity income of $6.1 million in 2002. During the first quarter of 2003, the Company recorded a charge of $245 million pretax in connection with VUE's $4.5 billion impairment charge of which IAC recorded its 5.44% proportionate interest.

        Equity in the income (losses) of unconsolidated subsidiaries and other income (expense) increased by $119.4 million due primarily to (1) an $88.3 million charge in 2002 related to the closure of HOT Network's Belgium and UK operations, (2) a write-down in 2002 of HSN's investment in China based on operating performance and (3) losses on the repurchase of bonds of $8.6 million and $2.0 million recorded in 2003 and 2002, respectively.

        The effective tax rate for continuing operations was 27% in 2003 compared to 58% in 2002. The 2003 tax rate was lower than the federal tax rate of 35% due principally to reversals of valuation allowances of $34.2 million and a decrease in deferred tax liabilities of $13.3 million due to a change in the effective state tax rate. The reversals of valuation allowances were based on an assessment that it was probable that the related tax benefits would be realized. The effective state tax rate decreased as a result of IAC's mergers with its formerly public subsidiaries in 2003 and the Vivendi transaction in 2002. Partially offsetting these decreases in income taxes are earnings in foreign jurisdictions that are taxed at rates higher than 35% and amortization of intangibles for book purposes for which the Company receives no tax deduction. In 2002, the Company recorded, in continuing operations, a tax benefit of $42 million related to a deduction related to its investment in HOT Networks.

        Minority interest increased $19.0 million and in 2003 represented the public's minority ownership in Ticketmaster, Hotels.com and Expedia until the date of their respective buy-ins in 2003, HSE-Germany and EUVÍA, including redeemable preferred equity interests issued by EUVÍA that are originally due in 2006, but EUVÍA has the right to extend maturity to 2016 based on meeting certain financial covenants. The EUVÍA preferred equity interest is only due to the holder under German law to the extent sufficient funds in excess of fixed capital at EUVÍA are available. In 2002 minority interest primarily represented Universal's and Liberty's ownership interest in USANi LLC through May 7, 2002, Liberty's ownership interest in Home Shopping Network, Inc. through June 27, 2002, the public's minority interests in Ticketmaster, Hotels.com and Expedia, HSE-Germany, and EUVÍA since its consolidation in July 2002.

        In the second quarter 2003 ECS, Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. In addition, through May 7, 2002, the Company's results also included the USA Entertainment Group, consisting of USA Cable, including USA Network and Sci Fi Channel, and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produced and distributed television programming; and USA Films, which produced and distributed films. The USA Entertainment Group was contributed to a joint venture with Vivendi on May 7, 2002. As a result, the results of operations and assets and liabilities of USA Entertainment are presented as a discontinued operation through May 7, 2002. The net gain on contribution of the USA Entertainment Group to VUE for the year ended December 31, 2002 was $2.4 billion, which occurred in the second quarter of 2002. Income from discontinued operations in 2003 and 2002 was $40.7 million and $34.2 million, respectively, net of tax. The 2003 results are principally due to a tax benefit recognized due to the shut-down of Styleclick.

IAC Travel

	Twelve Months Ended December 31,
	2003	2002	Percentage Change
	(Dollars in millions)
Revenues (on a comparable net basis)(a)	$1,670.5	$906.2	84%
Revenues (as reported)	2,610.1	1,563.9	67%
Operating Income Before Amortization	523.8	279.8	87%
Amortization of non-cash distribution and marketing expense	(41.9)	(32.7)
Amortization of non-cash compensation expense	(16.2)	(5.7)
Amortization of intangibles	(107.0)	(53.5)
Merger costs	(11.7)	(2.3)
Pro forma adjustments	—	(7.7)

Operating income	$347.0	$177.9	95%

Operating income as a percentage of revenue (on a comparable net basis)	20.8%	19.6%
Operating Income Before Amortization as a percentage of revenue (on a comparable net basis)	31.4%	30.9%

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

The following discussion is based upon comparable net revenue amounts:

        Revenue growth in 2003 was primarily driven by strong results from merchant hotel revenue, with additional growth coming from package revenue and membership fee and exchange revenue from Interval.

        Merchant hotel room nights stayed increased 64% over 2002, including an increase in international markets, which represented 12% of total merchant hotel revenues in 2003 as compared to 5% in 2002. The increase in merchant hotel revenue was partially offset by the termination of the Travelocity affiliate relationship in September 2003. Travelocity was the largest affiliate of Hotels.com, representing 8% of IACT revenues on a comparable net basis (5% as reported) in 2003 as compared to 18%, on a comparable net basis, and 11% as reported, in 2002. Even though Travelocity represented a significant, albeit declining, percentage of revenue, we expect that the long-term benefits of this event will outweigh the near-term negative impact, including the ability to integrate the operations of Expedia and Hotels.com.

        Revenue from travel packages, which allow customers to customize their travel by combining air, hotel, car and other stand-alone travel products, was $333.0 million in 2003, up 109% from 2002, due to improved package offerings and consumer acceptance of this product. Interval, which was acquired in September 2002, had increased 2003 revenue of $184.0 million as compared to the period post-acquisition in 2002. In addition, Hotwire, which was acquired in November 2003, contributed $12.5 million in revenue, although its operating income and Operating Income Before Amortization results were minimal for the period consolidated.

        Revenue, Operating Income Before Amortization and operating income were positively impacted in 2003 based on an analysis performed in the fourth quarter related to estimated supplier liabilities, resulting in an adjustment of $22.4 million, $9.8 million of which related to periods prior to 2003. Excluding this amount, IACT's revenue, Operating Income Before Amortization and operating income would have grown 82%, 79% and 82%, respectively in 2003. The analysis performed provided additional evidence that IACT used to update and refine its estimation of supplier liabilities, resulting in the decrease of $22.4 million. IACT does not expect to record any similar-sized adjustments in future periods.

        Operating Income Before Amortization and operating income increased as a result of the growth in revenues, although they increased at higher rates than revenue due to expanding gross margins as well as the scalability of the businesses that allow them to support higher revenue levels without commensurate increases in operating costs. Net revenue as a percentage of total gross transaction value, assuming Hotels.com reported revenues net, was 16.6% in 2003 compared to 14.8% in 2002. IACT incurred selling and marketing expenses of $472.5 million in 2003, up 92% from the prior year, in order to build brands and drive traffic to our sites. The increase in selling and marketing expenses as a percent of revenue was driven by higher costs of traffic acquisitions online, higher CPMs offline, and shift in business mix as our international businesses, which have a higher selling and marketing cost relative to revenue due to their early stages of development, grew faster than our domestic businesses. This increase was more than offset by the operating efficiencies described above. Comparisons of Operating Income Before Amortization and operating income to prior year results were also negatively impacted by the integration efforts undertaken in 2003, resulting in a Hotels.com write-off of duplicative packaging software of $4.7 million, as it adopted Expedia's technology. Interval's 2003 Operating Income Before Amortization and operating income increased $64.6 million and $46.2 million, respectively, as compared to the period post-acquisition in 2002.

        Operating income was further impacted by increased amortization of intangibles of $53.5 million due principally to IAC's acquisition of the public's minority interest in Hotels.com and Expedia in 2003, as well as increased non-cash compensation, merger costs and non-cash distribution and marketing expense.

Electronic Retailing

  HSN U.S.

	Twelve Months Ended December 31,
	2003	2002	Percentage Change
	(Dollars in millions)
Revenues	$1,763.7	$1,613.2	9%
Operating Income Before Amortization	168.3	131.4	28%
Amortization of non-cash compensation expense	—	(0.3)
Amortization of intangibles	(50.8)	(32.3)

Operating income	$117.5	$98.7	19%

Operating income as a percentage of revenue	6.7%	6.1%
Operating Income Before Amortization as a percentage of revenue	9.5%	8.1%
Segment Operating Metrics:
Units Shipped (mm)	41.6	39.7	5%
Gross Profit %	37.1%	37.2%
Return Rate	17.7%	18.6%
Average Price Point	$46.62	$44.71	4%

        Revenue growth in 2003 reflected a 5% increase in units shipped, a 4% increase in average price point, and a decline in the return rate of 90 basis points. Overall, the product mix shifted slightly from Apparel/ Accessories and Jewelry to Health & Beauty and Home-Hard Goods. The shift in product mix increased the average price point, as Home-Hard Goods, which are comprised of items such as computers and electronics, generally carry higher sales prices and reduced return rates, as compared to Apparel/Accessories and Jewelry. The impact of the decrease in return rates on gross profit was $6.8 million. Off air sales, which include Autoship programs for health products and Upsell programs, had increased revenue of $30.3 million, or 20%, over 2002.

        Gross profit remained relatively consistent between years, at 37.1% for 2003 compared with 37.2% in 2002. Changes in product mix that occurred during 2003, shifting into products that carry slightly lower margins, were partially offset by lower markdowns and improvements in fulfillment costs. Operating Income Before Amortization and operating income reflect the growth in revenue, as well as operating efficiencies, as fixed costs as a percentage of revenue declined from 11.6% in 2002 to 11.3% in 2003. In addition, depreciation expense declined $8.7 million compared to 2002.

        Operating income grew 19% and reflected the increase in Operating Income Before Amortization noted above as well as increased amortization of intangibles resulting from the full year impact of the step-up in basis as a result of the Vivendi transaction that occurred in May 2002. Amortization of intangibles includes $2.7 million related to non-cash cable carriage acquired as a result of the VUE transaction.

        As noted in previous Company filings, the majority of the USA Broadcasting stations sold to Univision were located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN incurred incremental costs to obtain carriage lost in the disengagement markets and conduct marketing activities to inform viewers of new channel positioning for the HSN service. HSN's results are presented including disengagement costs in each period presented. Disengagement expenses were $22.0 million in 2003 compared to $31.8 million in 2002, principally reflecting a decrease in marketing expenses.

  HSN International

	Twelve Months Ended December 31,
	2003	2002	Percentage Change
	(Dollars in millions)
Revenues	$466.7	$309.0	51%
Operating Income Before Amortization	32.6	(61.6)	NM
Amortization of intangibles	(1.3)	(0.7)

Operating income (loss)	$31.3	$(62.3)	NM

Operating income (loss) as a percentage of revenue	6.7%	(20.2%)
Operating Income Before Amortization as a percentage of revenue	7.0%	(19.9%)

        Revenue growth in 2003 was driven by the full year impact of EUVÍA, which IAC began to consolidate in July 2002, which resulted in increased revenues of $91.9 million, to $118.3 million in 2003, and HSE-Germany, which increased revenues by $75.6 million, or 28%. On a pro forma basis, assuming EUVÍA were consolidated for all of 2002, EUVÍA's revenue increased 39% on a year over year Euro-equivalent basis due primarily to NeunLive, its game and quiz show television format. This increase was due to a 12% increase in rates and a 29% increase in call volume, despite a continued increase in competition which caused call volume to decline slightly over the course of 2003 as compared to the fourth quarter of 2002. EUVÍA's travel business, Sonneklar, continued to develop, and contributed 18% to its overall revenue in 2003 compared to 13% in 2002, on a full year basis. HSE-Germany's growth was primarily due to the favorable impact of foreign exchange rates, which contributed $57.2 million in 2003, or 76% of the growth. HSE-Germany's revenue increased 7% on a year over year Euro-equivalent basis due to improved efficiencies with respect to the ordering process, which has resulted in a decrease in the cancellation rates on orders.

        Operating Income Before Amortization and operating income were negatively impacted in 2002 by $31.4 million of restructuring and other charges recognized related to the closure of its operations in Italy, and a $17.8 million charge for the shut-down of HSN-Espanol, which operated a Spanish language electronic retailing operation serving customers primarily in the United States and Mexico.

Ticketing

	Twelve Months Ended December 31,
	2003	2002	Percentage Change
	(Dollars in millions)
Revenues	$743.2	$655.3	13%
Operating Income Before Amortization	144.5	108.1	34%
Amortization of non-cash distribution and marketing expense	(0.9)	(1.0)
Amortization of noncash compensation expense	—	(0.5)
Amortization of intangibles	(27.0)	(9.7)
Merger costs	(0.1)	—

Operating income	$116.5	$96.9	20%

Operating income as a percentage of revenue	15.7%	14.8%
Operating Income Before Amortization as a percentage of revenue	19.4%	16.5%
Segment Operating Metrics:
Number of tickets sold (mm)	100.0	95.1	5%
Gross value of tickets sold (mm)	$4,867	$4,288	14%

        Revenue growth in 2003 was driven by a 9% increase in average revenue per ticket and a 5% increase in the number of tickets sold. Revenues increased $87.9 million, including $52.2 million domestically and $35.7 million internationally, including $11.7 million related to the full year impact of acquisitions made in 2002 in Denmark and the Netherlands. Revenue per ticket increased due to higher convenience and processing fees in both domestic and foreign markets as well as favorable exchange rates from foreign markets. International revenue increased $19.5 million, or 18%, on a year over year local currency basis. Revenues were favorably impacted by the mix of entertainment events, including an above-average number of stadium shows in 2003.

        Operating Income Before Amortization and operating income reflect the positive revenue variance, operating efficiencies and the favorable resolution of tax contingencies of $3.7 million. Fixed costs as a percentage of revenue declined from 28.3% in 2002 to 26.8% in 2003 due to the scalability of the business.

        Operating income grew 20% and reflected the increase in Operating Income before Amortization noted above as well as the increase in amortization of intangibles of $17.3 million due to IAC's acquisition of the public's minority interest in Ticketmaster during 2003.

Personals

	Twelve Months Ended December 31,
	2003	2002	Percentage Change
	(Dollars in millions)
Revenues	$185.3	$125.8	47%
Operating Income Before Amortization	31.0	28.4	9%
Amortization of non-cash distribution and marketing expense	(4.0)	(5.8)
Amortization of intangibles	(12.9)	—

Operating income	$14.1	$22.6	(38%)

Operating income as a percentage of revenue	7.6%	18.0%
Operating Income Before Amortization as a percentage of revenue	16.7%	22.6%
Segment Operating Metrics:
Paid Subscribers (000's)	939.4	724.8	30%

        Personals ended 2003 with approximately 939,000 paid subscribers, up 30% from the end of 2002, with uDate, which was acquired in April 2003, contributing 12% of the subscriber growth. Revenue increased in domestic markets due to increases in subscriber count of 13% and higher overall pricing, although pricing declined during 2003 due to the introduction of lower monthly pricing for long-term subscriptions. Revenue from international operations increased $33.1 million, including the contribution of uDate of $18.5 million, with international operations accounting for 20% of total segment revenues in 2003 versus 3% in 2002. Overall, international operations were unprofitable in 2003 with an Operating Income Before Amortization loss of $10.1 million compared to a loss of $4.0 million in 2002, due primarily to increased investments in building out the international operations and the results of uDate.

        Operating Income Before Amortization margins decreased in 2003 relative to 2002 primarily due to losses of international operations, including uDate described above.

        Operating income in 2003 reflected an increase of $12.9 million of amortization of intangibles related primarily to the Ticketmaster buy-in, which included Match.com, completed by IAC in January 2003 and the acquisition of uDate.

IAC Local and Media Services

	Twelve Months Ended December 31,
	2003	2002	Percentage Change
	(Dollars in millions)
Revenues	$230.3	$30.8	648%
Operating Income (Loss) Before Amortization	26.2	(32.3)	NM
Amortization of non-cash distribution and marketing expense	(2.3)	(2.0)
Amortization of intangibles	(53.3)	(46.4)
Merger costs	—	(5.6)

Operating loss	$(29.4)	$(86.3)	66%

Operating loss as a percentage of revenue	(12.8%)	(280.2%)
Operating Income (Loss) Before Amortization as a percentage of revenue	11.4%	(104.9%)

        IAC Local and Media Services consisted primarily of Citysearch, including Evite, and Entertainment Publications. Net revenues for the year ended December 31, 2003 increased due to the acquisition of Entertainment Publications in March 2003, which contributed $201.5 million of revenue, $46.1 million of Operating Income Before Amortization and $40.4 million of operating income in 2003. Revenue for Citysearch declined as compared to 2002 due to the shift of the business model from building web sites for local businesses for an annual fee, to the introduction of a new Pay-For Performance business model in 2003, which is expected to grow over time. Due to cost cutting initiatives introduced in 2002 and continued in 2003, Citysearch was able to decrease its Operating Income Before Amortization and operating losses as compared to the prior year.

        Operating losses in 2003 improved reflecting the increase in Operating Income before Amortization described above. These results were further impacted by decreases in merger costs offset by increases in amortization of intangibles related primarily to the Ticketmaster buy-in, which included Citysearch, completed by IAC in January 2003.

Financial Services and Real Estate

Period from August 8- December 31, 2003
(Dollars in millions)
Revenues	$55.8
Operating Income Before Amortization	1.2
Amortization of non-cash compensation expense	(1.5)
Amortization of intangibles	(16.2)

Operating loss	$(16.5)

Operating loss as a percentage of revenue	(29.6%)
Operating Income Before Amortization as a percentage of revenue	2.2%

        Financial Services and Real Estate consisted of the results of LendingTree from the date of acquisition on August 8, 2003. The fourth quarter of 2003 was the first full quarter that LendingTree, along with the rest of the industry, began to encounter the expected lower demand for refinancings of mortgages. This trend resulted in fewer mortgage requests and closings, and as a result revenue and operating income showed declines in the fourth quarter of 2003 compared with the fourth quarter of 2002 of $3.3 million and $17.7 million respectively. Some of the decline was also due to an increasingly competitive environment, higher marketing spend at the end of 2003 in anticipation of the seasonally stronger first quarter of 2004 and the amortization of intangibles and non-cash compensation in relation to the IAC acquisition of $9.9 million.

        For full year 2003 compared to 2002, LendingTree's revenue increased $48.8 million, or 44%, to $160.2 million, reflecting growth from both realty and lending services, particularly refinance mortgages.

Teleservices

	Twelve Months Ended December 31,
	2003	2002	Percentage Change
	(Dollars in millions)
Revenues	$294.3	$294.1	0%
Operating Income (Loss) Before Amortization	12.5	(4.1)	NM
Goodwill Impairment	—	(22.2)

Operating income (loss)	$12.5	$(26.4)	NM

Operating income (loss) as a percentage of revenue	4.2%	(9.0%)
Operating Income (Loss) Before Amortization as a percentage of revenue	4.2%	(1.4%)

        Teleservices revenue remained flat in 2003 due in part to tough economic conditions affecting the industry. While revenue remained flat, Operating Income Before Amortization and operating income both increased over 2002. PRC continued to face significant pricing pressure and competition for reduced call volumes but PRC continued to grow organic market share to help offset these pressures.

        Operating Income Before Amortization for 2002 included a goodwill impairment charge of $22.2 million recognized in the second quarter and a $7.9 million restructuring charge recognized for the closure of certain call centers. The goodwill impairment charge of $22.2 million noted above related to contingent purchase consideration recorded in the second quarter of 2002 in connection with the purchase of Access Direct.

        Excluding these charges in 2002, Operating Income Before Amortization and operating income increased by $8.7 million due to decreases in call center capacity, fixed costs and depreciation expense in 2003. These costs decreased as management continued to focus on improving operating efficiencies and key strategic initiatives throughout the organization. PRC anticipates it will continue to realize the benefits of turnaround measures in 2004 although PRC expects the first and second quarters of 2004 to be adversely impacted by the anticipated termination of certain client programs. Revenue for the year ended December 31, 2003 and 2002 includes $17.8 million and $9.9 million, respectively, for services provided to other IAC businesses.

        In the second quarter of 2003 the Company ceased operations of Avaltus, Inc., a subsidiary of PRC. Accordingly, the results of operations and statement of position of Avaltus are presented as discontinued operations for all periods presented.

Corporate

        Corporate operating expenses in 2003 were $186.0 million compared with $64.9 million in 2002. The increase was related primarily to non-cash compensation of $110.5 million, including the impact of unvested stock options assumed in the buy-ins of Ticketmaster, Hotels.com and Expedia and other acquisitions, as well as expense related to restricted stock units, which IAC began to issue in 2003 in lieu of stock options.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2004, the Company had $1.2 billion of cash and $2.4 billion of marketable securities on hand, including $142.2 million in funds representing amounts equal to the face value of tickets sold by Ticketmaster on behalf of its clients and $488.7 million in combined deferred merchant bookings and deferred revenue at IACT. Ticketmaster net funds collected on behalf of clients increased $15.3 million, $1.7 million and $26.4 million in 2004, 2003 and 2002, respectively, primarily due to timing of settlements with venues.

        Net cash provided by operating activities was approximately $1.3 billion in each of 2004 and 2003. Expedia's and Hotels.com's cash flows from their merchant hotel business models contributed significantly to the cash provided by operating activities. The increase in working capital cash flow from IACT was $323.9 million in 2004 as compared to $254.9 million in 2003, reflecting principally changes in deferred merchant bookings and deferred revenue and in accounts payable and accrued expenses. For the years ended December 31, 2004 and 2003, cash flows provided by deferred merchant bookings and deferred revenue at IACT were $81.8 million and $135.8 million, respectively. In the merchant business, Expedia and Hotels.com receive cash from customers on hotel and air bookings before the stay or flight has occurred. These amounts are classified on our balance sheet as deferred merchant bookings. The payment to the suppliers related to these bookings is not made until approximately one week after booking for air travel and, for all other merchant bookings, after the customer's use and subsequent billing from the supplier. Therefore, especially for the hotel business, which is the majority of our merchant bookings, there is generally a significant period of time from the receipt of the cash from the customers to the payment to the suppliers. However, over time we have paid our suppliers faster and we expect this trend to continue. As long as the merchant hotel businesses continue to grow positively, as they have historically, and our business model does not change, we expect that the change in working capital will continue to be positive. If these businesses were to decline or if the model otherwise changed, it would negatively impact working capital. There is a seasonal element to cash flow related to merchant bookings, as the first half of the year has traditionally been a period where hotel bookings significantly exceed stays, resulting in much higher cash flow related to working capital. This trend reverses in the later part of the year. While we expect the seasonality to continue, working capital related to merchant bookings may be impacted by changes in growth rates which might counteract the anticipated seasonality. There is a seasonal element to the inventory balances at the Electronic Retailing segment and Entertainment Publications as inventory tends to be higher in the third quarter in anticipation of the fourth quarter selling season. At December 31, 2004, inventory, net of reserves, increased $25.0 million to $241.0 million from $216.0 million at December 31, 2003. In addition, cash provided by operations was impacted by the payment of approximately $120 million in taxes in 2004, as compared to $19 million in 2003. An additional $86 million of taxes were paid in 2003 related to discontinued operations and as such is not included in cash provided by operations. Cash provided by operations in 2004 was negatively impacted by increases in loans held for sale at HLC which were not included in the prior year period.

        Cash provided by operations and available cash in 2004 were used to pay for acquisitions and deal costs, net of acquired cash, of $486.0 million. Cash acquisitions in 2004 primarily relate to TripAdvisor, ServiceMagic and Home Loan Center. In addition, in 2004 the Company increased its long-term investments by $47.5 million, primarily related to eLong, Inc. and incurred capital expenditures of $223.8 million, including approximately $25.5 million related to the acquisition of HSN's new distribution facility located in Tennessee. Net cash provided by operating activities and available cash in 2003 were used to pay for acquisition and deal costs, net of acquired cash, of $1.1 billion for the acquisitions of Entertainment Publications, LendingTree, Hotwire.com and Anyway.com, $497.0 million to purchase marketable securities and $186.9 million to make capital expenditures.

        Cash used in financing activities in 2004 of $259.6 million was primarily due to the purchase of treasury stock of $430.3 million, partially offset by the proceeds from the issuance of common stock pursuant to stock option exercises of $147.3 million, increased borrowings under various warehouse lines of credit of $23.4 million and the payment of preferred dividends of $13.1 million. Cash used in financing activities in 2003 of $567.6 million was primarily due to the purchase of treasury stock of $1.5 billion, the purchase from Vivendi of warrants to acquire 28.2 million shares of IAC common stock for an aggregate purchase price of $407.4 million pursuant to the exercise, as Barry Diller's designee, of a right of first refusal and the repurchase of $92.2 million principal amount of IAC's 6 3/4% Senior Notes due November 15, 2005 for an aggregate purchase price of $100.8 million. These cash outflows were partially offset by proceeds of approximately $1.2 billion related to the sale of 48.7 million shares of common stock to Liberty, pursuant to Liberty's preemptive rights in relation to the Ticketmaster merger, the uDate acquisition, the Expedia and Hotels.com mergers and in connection with IAC option exercises between May 2, 2003 and June 3, 2003, as well as proceeds from the issuance of common stock pursuant to stock option exercises of $264.2 million.

        As of December 31, 2004, the Company has $1.4 billion in short and long-term obligations, of which $565.3 million, consisting primarily of 1998 Senior Notes and various warehouse lines of credit, are classified as current. The warehouse lines of credit are used by HLC to fund mortgage and home equity loans. Interest rates under these lines of credit fall within a range of 30-day LIBOR plus 100 basis points to 30-day LIBOR plus 245 basis points, depending on the underlying quality of the loans in the borrowing base. Under the terms of these lines of credit, HLC is required to maintain various financial and other covenants. IAC anticipates that the repayment of the current maturities related to the 6 3/4% Senior Notes will come from current cash balances while the repayment of the warehouse lines of credit will come from the sale of loans held for sale by HLC. The Company is evaluating alternative funding strategies relative to HLC's business.

        In November 2004, IAC announced that its Board of Directors authorized the repurchase of up to 80 million shares of IAC common stock. This authorization is in addition to the 22.9 million shares IAC has remaining under the repurchase authorizations announced in March 2003 and November 2003, which initially covered a total of 80 million shares. IAC may purchase shares over an indefinite period of time, on the open market or through private transactions, depending on those factors IAC deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. Pursuant to the Board's 2003 authorizations, during 2004 and 2003, IAC purchased 15.8 million and 41.3 million shares for aggregate consideration of $426.9 million and $1.4 billion, respectively, pursuant to these authorizations. At December 31, 2004, IAC had 102.9 million shares remaining in its authorizations.

        IAC anticipates that it will need to invest in the development and expansion of its overall operations. The Company may make a number of acquisitions, which could result in the reduction of its cash balance or the incurrence of debt. Furthermore, future capital expenditures may be higher than current amounts over the next several years.

        Future demand for our products and services may be impacted by future economic and political developments. As previously discussed, a significant amount of operating cash flow is from increased deferred merchant bookings and the period between receipt of cash from the customer and payment of cash to the vendor. A change in this historical pattern could result in a decrease in operating cash flow, or negative operating cash flows in certain periods. We believe that our financial situation would enable us to absorb a significant potential downturn in business. As a result, in management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet IAC's foreseeable needs.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(In Thousands)
Short and Long-term obligations	$1,353,930	$560,275	$18,638	$17,804	$757,213
Capital lease obligations	8,058	4,998	3,059	1	—
Purchase obligations(a)	69,584	44,941	24,643	—	—
Operating leases	465,316	103,734	143,292	104,069	114,221

Total contractual cash obligations	$1,896,888	$713,948	$189,632	$121,874	$871,434

(a)
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments*	Total Amounts Committed	Less than 1 year	1–3 years	3–5 years
	(In Thousands)
Letters of credit	$78,298	$76,384	$1,791	$123
Guarantees	87,498	85,531	1,656	311

Total Commercial Commitments	$165,796	$161,915	$3,447	$434

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

Definition of IAC's Non-GAAP Measure

        Operating Income Before Amortization is defined as operating income plus: (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of intangibles and goodwill impairment, if applicable, (3) pro forma adjustments for significant acquisitions and (4) one-time items. We believe this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's income statement of certain expenses, including non-cash compensation, non-cash payments to partners, and acquisition- related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

Pro Forma Results

        We have presented Operating Income Before Amortization pro forma for the impact of IAC's initial acquisition of a majority stake in Expedia which occurred in February 2002, as if the transaction had occurred as of January 1, 2002. We believe that the pro forma results provide investors with better comparisons to prior periods, and a better view of ongoing operations.

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

Non-Cash Expenses That Are Excluded From Our Non-GAAP Measures

        Amortization of non-cash compensation expense consists of restricted stock and options expense, which relates mostly to unvested options assumed by IAC in the Ticketmaster, Hotels.com and Expedia mergers as well as expense associated with grants of restricted stock units for compensation purposes. These expenses are not paid in cash and we include the related shares in our fully diluted shares outstanding.

        Amortization of non-cash distribution and marketing expense consists mainly of Hotels.com performance warrants issued to obtain distribution and non-cash advertising secured from Universal Television as part of the Vivendi transaction. The Hotels.com warrants were principally issued as part of its initial public offering, and we do not anticipate replicating these arrangements. With the termination of the Travelocity affiliate agreement in September 2003, all outstanding Travelocity warrants were cancelled although certain other Hotels.com warrants remain outstanding. The non-cash advertising from Universal has primarily been used for the benefit of Expedia, which runs television advertising primarily on the USA and Sci Fi cable channels without any cash cost. Ticketmaster and Match.com also recognized non-cash distribution and marketing expense related to barter arrangements, which expired in March 2004, for distribution secured from third parties, whereby advertising was provided by Ticketmaster and Match.com to a third party in return for distribution over the third party's network. The advertising provided was secured by IAC pursuant to an agreement with Universal as part of the Vivendi transaction. Sufficient advertising has been secured to satisfy existing obligations. We do not expect to replace this non-cash marketing with an equivalent cash expense after it runs out in 2007, nor would IAC incur such amounts absent the advertising received in the Vivendi transaction.

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

Reconciliation of Operating Income Before Amortization

        The following table is a reconciliation of Operating Income Before Amortization to operating income and net earnings available to common shareholders for the years ended December 31, 2004, 2003, and 2002.

	Twelve Months Ended December 31,
	2004	2003	2002
	(In Thousands)
Operating Income Before Amortization	$1,024,499	$860,064	$389,116
Amortization of non-cash distribution and marketing expense	(18,030)	(51,432)	(37,344)
Amortization of non-cash compensation expense	(241,726)	(128,185)	(15,637)
Amortization of intangibles	(347,457)	(268,504)	(145,667)
Goodwill impairment	(184,780)	—	(22,247)
Merger costs(a)	—	(11,760)	(7,910)
Pro forma adjustments(b)	—	—	(7,713)

Operating income	232,506	400,183	152,598
Interest income	191,679	175,822	114,599
Interest expense	(87,388)	(92,913)	(44,467)
Equity in income (losses) of VUE	16,188	(224,468)	6,107
Equity in income (losses) in unconsolidated subsidiaries and other expenses	25,691	3,767	(115,640)
Income tax expense	(179,186)	(70,691)	(65,127)
Minority interest in income of consolidated subsidiaries	(13,729)	(65,043)	(46,073)
Gain on contribution of USA Entertainment to VUE, net of tax	—	—	2,378,311
Discontinued operations, net of tax	(20,900)	40,739	34,184
Cumulative effect of accounting change, net of tax	—	—	(461,389)
Preferred dividends	(13,053)	(13,055)	(11,759)

Net earnings available to common shareholders	$151,808	$154,341	$1,941,344

(a)
The Company has incurred costs at Expedia, Hotels.com and Ticketmaster for investment banking, legal and accounting fees related directly to the mergers, which are considered as one-time. These costs were incurred solely in relation to the mergers, but may not be capitalized since Expedia, Hotels.com and Ticketmaster were considered the targets in the transaction for accounting purposes. These costs do not directly benefit operations in any manner, would not normally be recorded by IAC if not for the fact it already consolidated these entities, and are all related to the same transaction, as IAC simultaneously announced its intention to commence its exchange offer for the companies in 2002. The majority of costs are for advisory services provided by investment bankers, and the amounts incurred in 2003 were pursuant to the same fee letters entered into by each company in 2002. Given these factors, IAC believes it is appropriate to consider these costs as one-time.

(b)
Pro forma adjustments to 2002 represent the impact of IAC's initial acquisition of a majority stake in Expedia, which occurred in February 2002 as if the transaction occurred as of the beginning of the periods presented. Operating income is presented on an actual basis.

RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the year ended December 31, 2004
	Operating Income Before Amortization	Amortization of non-cash items	Operating income (loss)
IAC Travel	$627.3	$(198.3)	$429.0
HSN U.S. (a).	194.7	(52.9)	141.7
HSN International	39.2	(1.3)	37.9
Ticketing	164.3	(26.4)	137.9
Personals	27.6	(8.7)	18.8
IAC Local and Media Services	26.5	(50.0)	(23.6)
Financial Services and Real Estate	21.4	(29.0)	(7.6)
Teleservices	17.1	(184.8)	(167.7)
Corporate Expense and other adjustments	(94.0)	(240.5)	(334.5)
Intersegment Elimination	0.5	—	0.5

TOTAL	$1,024.5	$(792.0)	$232.5

Other income, net			146.2

Earnings from continuing operations before income taxes and minority interest			378.7
Income tax expense			(179.2)
Minority interest in income of consolidated subsidiaries			(13.7)

Earnings from continuing operations			185.8
Discontinued operations			(20.9)

Earnings before preferred dividends			164.9
Preferred dividends			(13.1)

Net earnings available to common shareholders			$151.8

	For the year ended December 31, 2003
	Operating Income Before Amortization	Amortization of non-cash items	Merger Costs	Operating income (loss)
IAC Travel	$523.8	$(165.2)	$(11.7)	$347.0
HSN U.S.(a)	168.3	(50.8)	—	117.5
HSN International	32.6	(1.3)	—	31.3
Ticketing	144.5	(27.9)	(0.1)	116.5
Personals	31.0	(16.9)	—	14.1
IAC Local and Media Services	26.2	(55.6)	—	(29.4)
Financial Services and Real Estate	1.2	(17.7)	—	(16.5)
Teleservices	12.5	—	—	12.5
Corporate Expense and other adjustments	(79.3)	(112.6)	—	(191.9)
Intersegment Elimination	(0.8)	—	—	(0.8)

TOTAL	$860.1	$(448.1)	$(11.8)	$400.2

Other expenses, net				(137.8)

Earnings from continuing operations before income taxes and minority interest				262.4
Income tax expense				(70.7)
Minority interest in income of consolidated subsidiaries				(65.0)

Earnings from continuing operations				126.7
Discontinued operations				40.7

Earnings before preferred dividends				167.4
Preferred dividends				(13.1)

Net earnings available to common shareholders				$154.3

	For the year ended December 31, 2002
	Operating Income Before Amortization	Amortization of non-cash items	Merger Costs	Pro forma Adjustments(b)	Operating income (loss)
IAC Travel	$279.8	$(91.9)	$(2.3)	$(7.7)	$177.9
HSN U.S.(a).	131.4	(32.6)	—	—	98.7
HSN International	(61.6)	(0.7)	—	—	(62.3)
Ticketing	108.1	(11.1)	—	—	96.9
Personals	28.4	(5.8)	—	—	22.6
IAC Local and Media Services	(32.3)	(48.3)	(5.6)	—	(86.3)
Teleservices	(4.1)	(22.2)	—	—	(26.4)
Corporate Expense and other adjustments	(58.1)	(12.3)	—	—	(70.3)
Intersegment Elimination	(2.4)	4.1	—	—	1.7

TOTAL	$389.1	$(220.9)	$(7.9)	$(7.7)	$152.6

Other expenses, net					(39.4)

Earnings from continuing operations before income taxes and minority interest					113.2
Income tax expense					(65.1)
Minority interest in income of consolidated subsidiaries					(46.1)

Earnings from continuing operations					2.0
Gain on contribution of USA Entertainment to VUE					2,378.3
Discontinued operations					34.2

Earnings before cumulative effect of accounting change					2,414.5
Cumulative effect of accounting change					(461.4)

Earnings before preferred dividends					1,953.1
Preferred dividends					(11.8)

Net earnings available to common shareholders					$1,941.3

(a)
As noted in previous filings, the majority of the USAB stations sold to Univision were located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN incurred incremental costs to obtain carriage lost in the disengagement markets and conduct marketing activities to inform viewers of new channel positioning for the HSN service. Higher incremental costs were incurred in 2002, so disengagement costs were presented separately from HSN results when comparing 2003 results to 2002. Comparable costs are expected to be incurred in 2004 in relation to 2003, and HSN's results are presented including disengagement costs in each period.

(b)
Pro forma adjustments in 2002 represent the impact of IAC's initial acquisition of a majority stake in Expedia, which occurred in February 2002.

Critical Accounting Policies and Estimates

        The following disclosure is provided to supplement the descriptions of IAC's accounting policies contained in Note 2 to the Consolidated Financial Statements in regard to significant areas of judgment. Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.

  •
  How we assess the recoverability of the carrying value of long-lived assets is disclosed in Note 2. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. The determination of cash flows is based upon assumptions and forecasts that may not occur. The December 31, 2004 balance sheet includes $13.8 billion of goodwill and intangible assets, net, $514.5 million of fixed assets, net, and $80.5 million of cable distribution fees, net. IAC updated its analysis of goodwill, intangible assets and long-lived assets during 2004, and we determined that due to continued competition and macroeconomic factors, which have negatively impacted industry valuations, the carrying value of goodwill at the Teleservices segment was impaired by $184.8 million. IAC also assessed other long-lived assets, and determined that the carrying value of certain intangible assets at TV Travel Shop was impaired by $32.7 million due to management's reassessment of TV Travel Shop's expected future financial performance.

  •
  We assess the recoverability of the carrying value of long-term investments based upon our view of current facts and circumstances. Related to VUE, the total carrying amount of our investment is $2.8 billion, consisting of $614.2 million of Preferred A interests, $1.4 billion of Preferred B interests and $781.8 million of common interests, which are accounted for under the equity method of accounting. We have reviewed the carrying value of these investments for indications of permanent declines in value and believe the carrying values are appropriate based upon current facts and circumstances. However, due to the lack of a public market for these instruments, the assessment of value is dependent on an analysis of companies that we believe are comparable, expectations of overall market conditions, the operating performance of VUE, the impact of the transaction between Vivendi and General Electric, and other factors that are subject to judgment.

  •
  Our revenue recognition for HSN is described in Note 2. As noted, sales are reduced by incentive discounts and sales returns to arrive at net sales. HSN's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of receipt and allowances for returned merchandise and other adjustments are provided based upon past experience. The estimated return percentage for 2004 and 2003 of 16.2% and 17.7%, respectively, was arrived at based upon empirical evidence of actual returns, and the percentage was applied against sales to arrive at net sales. Actual levels of product returned may vary from these estimates. The Company believes that actual returns on HSN product sales have not materially varied from estimates in any of the financial statement periods presented, although its systems only allowed HSN to track such information beginning in 2001.

  •
  Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 7, and reflect management's assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and the probability of realization. As of December 31, 2004, the balance of long term deferred tax liabilities, net, is $2.3 billion, including $1.0 billion related to the VUE limited partnership. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or based upon review of our tax returns by the Internal Revenue Service, as well as operating results of the Company that vary significantly from budgets.

  •
  Inventories are valued at the lower of cost or market, cost being determined based upon the first-in, first-out method. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Net realizable value is estimated by management based upon historical sales data, the age of inventory, the quantity of goods on hand and the ability to return merchandise to vendors. The actual net realizable value may vary from estimates due to changes in customer tastes or viewing habits, or errors in judgment made by merchandising personnel when ordering new products. As of December 31, 2004, the Company had $241.0 million of inventory on hand, net of an associated reserve of $37.9 million.

  •
  The Company accounts for stock-based compensation issued to employees in accordance with SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure" which amends FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The Company adopted the expense recognition provision of SFAS 123 as of January 1, 2003 and provides expense for stock based compensation for grants on and after that date on a prospective basis as provided by SFAS 148, and will continue to provide pro forma information in the notes to financial statements to provide results as if SFAS 123 had been adopted in previous years. As disclosed in the notes to financial statements, the Company estimated the fair value of options issued at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002: risk-free interest rates of 3.30% in 2004, 2.78% in 2003 and 2.78% in 2002; a volatility factor of 43%, 50% and 50%, respectively; and a weighted average expected life of the options of five years. The impact on pro forma compensation expense for the year ended December 31, 2004, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor, and a one year increase in the weighted average expected life of the options would be an increase of $9.9 million, $16.3 million, and $13.2 million, respectively. The Company also issues restricted stock units. For restricted stock units issued, the accounting charge is measured as the fair value at the grant date and amortized ratably as non-cash compensation over the vesting term.

  •
  The prevailing accounting guidance applied by Hotels.com and Expedia with respect to the presentation of revenue on a gross versus a net basis is contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as later clarified by Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19)." The consensus of this literature is that the presentation of revenue as "the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee" is a matter of judgment that depends on the relevant facts and circumstances. If the conclusion drawn is that IACT performs as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis. In making an evaluation of this issue, some of the factors that should be considered are: whether IACT is the primary obligor in the arrangement (strong indicator); whether IACT has general inventory risk (before customer order is placed or upon customer return) (strong indicator); and whether IACT has latitude in establishing price. EITF 99-19 clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. The positions taken by Hotels.com and Expedia reflect their interpretation of their respective fact patterns as well as their qualitative weighing of the indicators outlined in EITF 99-19. See Note 2 "Summary of Significant Accounting Policies," Revenue Recognition, in the Notes to Consolidated Financial Statements for discussion of the factors considered by Hotels.com and Expedia in arriving at their conclusions. Beginning January 1, 2004, as part of the integration of IACT's businesses, Hotels.com conformed its merchant hotel business practices with those of the other IACT businesses. As a result, IAC commenced prospectively reporting revenue for Hotels.com on a net basis, consistent with Expedia's historical practice.

  •
  Some states and localities impose a transient occupancy or accommodation tax, or a form of sales tax, on the use or occupancy of hotel accommodations. Hotel operators generally collect and remit these taxes to the various tax authorities. Consistent with this practice, when a customer books a room through one of IACT's travel services, the hotel charges taxes based on the room rate paid to the hotel, IACT pays those taxes invoiced by the hotel and IACT recovers an equivalent amount from the customer. IACT does not collect or remit occupancy taxes on the portion of the customer payment it retains, and some jurisdictions have questioned IACT's practice in this regard. While the applicable tax provisions vary among the jurisdictions, IACT generally believes that it is not required to collect and remit such occupancy taxes. IACT is engaged in discussions with tax authorities in various jurisdictions to resolve this issue, but the ultimate resolution in all jurisdictions cannot be determined at this time. IAC does not believe, however, that the amount of liability of IACT on account of this issue, if any, will have a material adverse effect on its past or future financial results. IACT has established a reserve with respect to potential occupancy tax liability for prior and current periods, consistent with applicable accounting principles and in light of all current facts and circumstances. IACT's reserves represent its best estimate of the contingent liability related to occupancy tax in respect of prior and current periods. A variety of factors could affect the amount of the liability (both past and future), which factors include, but are not limited to, the number of, and amount of revenue represented by, jurisdictions that ultimately assert a claim and prevail in assessing such additional tax or negotiate a settlement and changes in relevant statutes. IAC notes that there are more than 7,000 taxing jurisdictions in the United States, and it is not feasible to analyze the statutes, regulations and judicial and administrative rulings in every jurisdiction. Rather, IACT has obtained the advice of state and local tax experts with respect to tax laws of certain states and local jurisdictions that represent a large portion of IACT's hotel revenue. It is possible that some jurisdictions may introduce new legislation regarding the imposition of occupancy taxes on businesses that arrange the booking of hotel accommodations. IAC will continue to monitor the issue closely and provide additional disclosure, as well as adjust the level of reserves, as developments warrant. The reserve balance at December 31, 2004 and 2003 is $14.1 million and $13.2 million, respectively. Additionally, IAC and certain of its IACT businesses are involved in occupancy tax related litigation which is discussed in "Item 3—Legal Proceedings."

Seasonality

        IAC's businesses are subject to the effects of seasonality with revenues typically lowest in the first quarter of the year and highest in the fourth quarter, primarily as a result of seasonality at our travel business as well as Entertainment Publications and, to a lesser extent, HSN.

        Our travel business experiences seasonal fluctuations, reflecting seasonal trends for the products and services made available. For example, traditional leisure travel supplier and agency bookings typically are highest in the first two calendar quarters of the year as consumers plan and book their spring and summer travel and then the number of bookings flattens in the last two calendar quarters of the year. Because revenue in our merchant business is generally recognized when the travel takes place rather than when it is booked, our revenue growth typically lags our bookings growth by a month or two. As a result, revenue for the last two years has been lowest in the first quarter of the year and highest in the third quarter.

        Our results may also be affected by seasonal fluctuations in the products and services made available by travel suppliers to consumers booking through us. For instance, during seasonal periods when demand is high, suppliers may impose blackouts that prohibit us from making those products and services available during such periods.

        Interval's revenues from existing members are influenced by the seasonal nature of planned family travel with the first quarter generally experiencing the strongest bookings and the fourth quarter generally experiencing weaker bookings.

        Seasonality also impacts IAC's Electronic Retailing segment, with sales highest in the fourth quarter, but not to the same extent it impacts the retail industry in general.

        Ticketing operations revenues are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by the client. Due to the generally highest level of ticket on-sales for events, the second quarter of the year generally experiences the highest revenue levels.

        Financial Services and Real Estate revenues are subject to the seasonal trends of the U.S. housing market. Home sales typically rise during the spring and summer months and decline during the fall and winter. Refinancing activity is less impacted by seasonality and is principally driven by current mortgage interest rates.

        Entertainment Publication's revenues are significantly seasonal with the majority of the company's revenues and profitability experienced in the fourth quarter.

New Accounting Pronouncements

        In March 2004, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after December 15, 2003. The adoption of the disclosure provision of EITF 03-1 did not have any material effect on our financial position, results of operations, or cash flows. We will evaluate the additional effect, if any, the remainder of EITF 03-1 will have on our consolidated financial statements once final guidance is issued.

        In April 2004, the EITF issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on our calculation of earnings per share.

        On December 16, 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Public entities are required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005.

        The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on July 1, 2005. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We do not believe the adoption of Statement 123(R) will have a material effect on the Company's consolidated statement of operations. The Company is currently assessing the impact of this pronouncement on its consolidated statement of cash flows.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's current financial condition or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC's future financial performance, IAC's business prospects and strategy, including the Spin-Off, anticipated trends and prospects in the various industries in which IAC and its businesses operate, new products, services and related strategies and other similar matters. These forward-looking statements reflect the views of IAC management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward-looking statements included in this report for a variety of reasons, including, among others: adverse changes in economic conditions generally or in any of the markets or industries in which IAC's businesses operate, changes in senior management at IAC and/or its businesses, the rate of growth of the Internet, the e-commerce industry and broadband access, the rate of online migration in the various markets and industries in which IAC's businesses operate, the ability of IAC to expand successfully in international markets, the successful integration of acquired businesses, and the integrity, security and redundancy of the systems and networks of IAC and its businesses. Certain of these and other risks and uncertainties are discussed in more detail in other parts of this report, especially under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Other

unknown or unpredictable factors also could have a material adverse effect on IAC's business, financial condition and results of operations.

        In light of these risks and uncertainties, the forward-looking statements discussed in this report may not occur. Accordingly, readers should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this report. IAC is not under any obligation and does not intend to publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized.

Item 7A:    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term investment portfolio and long-term debt. The Company invests its excess cash in debt instruments of government agencies and high quality corporate issuers. The portfolio is reviewed on a periodic basis and adjusted in the event that the credit rating of a security held in the portfolio deteriorates.

        Based on the Company's total outstanding debt securities as of December 31, 2004, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt securities by approximately $29.0 million. Such potential increase or decreases are based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $1.2 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

        At December 31, 2004, the Company's outstanding debt approximated $1.4 billion, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on its fixed rate debt will exceed those based on market rates. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps, to hedge some of this interest rate exposure. The Company's intent is to offset gains and losses resulting from this exposure with losses and gains on the derivative contracts used to hedge it, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. The Company's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. During 2004 and 2003, the Company entered into interest rate swap agreements related to a portion of the 2002 Senior Notes, which allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on the LIBOR. As of December 31, 2004, of the $750 million notional amount outstanding under the 2002 Senior Notes, the interest rate is fixed on $350 million at 7% and floating on $400 million, with the rate based on a spread over 6-month LIBOR. In addition, during 2004 the Company sold swap agreements of a notional amount of $250 million and $100 million for nominal gains, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at December 31, 2004 resulted in an unrealized gain of $0.4 million.

        The majority of the Company's outstanding fixed-rate debt relates to the $750.0 million notional amount outstanding under the 2002 Senior Notes as well as the $360.8 million notional amount outstanding under the 1998 Senior Notes. Excluding the $400 million under the 2002 Senior Notes which currently pays a variable interest rate as a result of the outstanding swap agreements noted above, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $23.3 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. If the LIBOR rates were to increase (decrease) by 100 basis points, then the annual interest payments on the $400 million of variable-rate debt would have increased (decreased) by $4.7 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level and rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

        One of the Company's subsidiaries, Home Loan Center, is exposed to interest rate risk for loans it originates and subsequently sells in the secondary market ("loans held for sale") and as a party to interest rate lock commitments ("IRLCs") to fund mortgage loans at interest rates previously agreed upon by the subsidiary and the borrower for specified periods of time.

        The Company hedges the changes in fair value of the loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are documented as fair value hedges. For loans held for sale that are hedged with forward sale commitments, the carrying value is adjusted for the change in market value during the time the hedge was deemed to be highly effective. The Company records changes in fair value of hedged loans for sale as an adjustment to the carrying basis of the loan through current period earnings. If it is determined that the hedging relationship is not highly effective as a hedge, hedge accounting is discontinued. When hedge accounting is discontinued, the changes in fair value of derivative instruments no longer offset with changes in value of the previously hedged loans held for sale and the difference is reflected in current earnings as a component of revenue. At December 31, 2004, the amount of hedge ineffectiveness on loans held for sale resulted in the Company recognizing $0.5 million in gains.

        IRLCs are derivative instruments and, therefore, are required to be recorded at fair value, with changes in fair value reflected in current period earnings. To manage the interest rate risk associated with the IRLCs the Company uses derivative instruments, including mortgage forward delivery contracts. These instruments do not qualify for hedge accounting. The changes in fair value of these instruments at December 31, 2004 resulted in a loss of $0.1 million and are included as a component of revenue in the accompanying statement of operations. The Company formally designates and documents all hedging relationships as either fair value hedges or cash flow hedges, as applicable, and documents the objective and strategy for undertaking the hedge transaction.

Foreign Currency Exchange Risk

        The Company conducts business in certain foreign markets, primarily in Canada and the European Union. The Company's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro, British Pound Sterling and Canadian Dollar. However, the exposure is mitigated since the Company has generally reinvested profits from international operations in order to grow the businesses.

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

        Foreign exchange gains and losses were not material to the Company's earnings in 2004 and 2003. However, the Company periodically reviews its strategy for hedging transaction risks. The Company's objective in managing its foreign exchange risk is to minimize its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position.

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. Foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in our statement of operations and are offsetting. The change in fair value of this foreign exchange forward contract at December 31, 2004 resulted in an unrealized loss of $10.8 million.

        During the fourth quarter of 2003, one of the Company's subsidiaries entered into a cross currency swap with a notional amount of Euro 39 million which is to mature on October 30, 2013 and is used to hedge against the change in value of an asset denominated in a currency other than the subsidiary's functional currency. This swap enables the Company to pay Euro at a rate of the three-month EURIBOR plus 0.50% on Euro 39 million. In exchange the Company receives 4.9% interest on $46.4 million. In addition, on April 14, 2004, one of the Company's subsidiaries entered into a cross currency swap with a notional amount of Euro 38.2 million which is to mature on April 7, 2014 and is used to hedge against the change in value of an asset in a similar manner to the swap described above. This swap enables the Company to pay Euro at a rate of the six-month EURIBOR plus 0.90% on Euro 38.2 million. In exchange the Company receives 5.47% interest on $45.9 million. At the date of maturity, these agreements call for the exchange of notional amounts. The change in fair value of these cross currency swaps at December 31, 2004 resulted in an unrealized loss of $12.8 million.

Equity Price Risk

        The Company has a minimal investment in equity securities of publicly traded companies. These investments, as of December 31, 2004, were considered available-for-sale and included in long-term assets with the unrealized gain deferred as a component of shareholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

        On August 4, 2004, IAC made an investment in eLong, Inc. ("eLong"), a Cayman Island company, whose principal business is the operation of an Internet based travel business in the People's Republic of China. The purchase price of the investment was approximately $59 million in cash that represented a 30% interest in eLong which is accounted for under the equity method at December 31, 2004. Concurrent with the original investment, eLong issued a warrant to IAC to acquire such additional eLong shares as would be necessary to provide IAC with a minimum aggregate investment of 51% of eLong shares on a fully diluted basis for approximately $6.21 per share.

        On October 28, 2004 eLong priced it initial public offering of shares. The initial public offering resulted in the warrant becoming subject to the mark-to-market provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." As such, the Company has recorded an unrealized gain of $27.2 million, net of deferred taxes, related to the warrant that has been recorded in other comprehensive income at December 31, 2004.

        On December 16, 2004, IAC notified eLong of its intent to exercise its warrant to acquire its additional eLong shares. The transaction was completed on January 10, 2005. Following the exercise of the warrant, IAC owns approximately 52% of the outstanding capital stock of eLong on a fully diluted basis, representing approximately 96% of the total voting power of eLong. Accordingly, the Company will begin to consolidate the results of eLong effective January 10, 2005.

        The Company has substantial investments in VUE as of December 31, 2004, including Preferred A interests and Preferred B interests with carrying values of approximately $614 million and $1.4 billion, respectively, and common interests with a carrying value of $782 million. The Company has reviewed the carrying value of these investments as of December 31, 2004 and believes they are not in excess of their fair value.

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
IAC/InterActiveCorp

        We have audited the accompanying consolidated balance sheets of IAC/InterActiveCorp (formerly InterActiveCorp and USA Interactive) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IAC/InterActiveCorp and subsidiaries at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 4 to the consolidated financial statements, on January 1, 2002, IAC/InterActiveCorp adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York March 11, 2005

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Service revenue	$3,595,898	$3,896,148	$2,656,043
Product sales	2,596,782	2,431,970	1,924,882

Net revenue	6,192,680	6,328,118	4,580,925
Cost of sales—service revenue	1,331,173	2,068,286	1,573,491
Cost of sales—product sales	1,492,779	1,400,753	1,202,519

Gross profit	3,368,728	2,859,079	1,804,915
Selling and marketing expense	1,203,370	929,445	559,741
General and administrative expense	746,853	711,781	495,386
Other operating expense	142,360	116,413	84,510
Amortization of cable distribution fees	70,590	68,902	58,926
Amortization of non-cash distribution and marketing expense	18,030	51,432	37,344
Amortization of non-cash compensation expense	241,726	128,185	15,637
Amortization of intangibles	347,457	268,504	145,667
Depreciation expense	179,514	172,453	170,819
Restructuring	1,542	21	54,130
Goodwill impairment	184,780	—	22,247
Merger costs	—	11,760	7,910

Operating income	232,506	400,183	152,598
Other income (expense):
Interest income	191,679	175,822	114,599
Interest expense	(87,388)	(92,913)	(44,467)
Equity in income (losses) of VUE	16,188	(224,468)	6,107
Equity in income (losses) in unconsolidated affiliates and other	25,691	3,767	(115,640)

Total other income (expense), net	146,170	(137,792)	(39,401)

Earnings from continuing operations before income taxes and minority interest	378,676	262,391	113,197
Income tax expense	(179,186)	(70,691)	(65,127)
Minority interest in income of consolidated subsidiaries	(13,729)	(65,043)	(46,073)

Earnings from continuing operations before cumulative effect of accounting change	185,761	126,657	1,997
Gain on contribution of USA Entertainment to VUE, net of tax	—	—	2,378,311
Income (loss) from discontinued operations, net of tax	(20,900)	40,739	34,184

Earnings before cumulative effect of accounting change	164,861	167,396	2,414,492
Cumulative effect of accounting change, net of tax	—	—	(461,389)

Earnings before preferred dividends	164,861	167,396	1,953,103
Preferred dividends	(13,053)	(13,055)	(11,759)

Net earnings available to common shareholders	$151,808	$154,341	$1,941,344

Earnings (loss) per share from continuing operations before cumulative effect of accounting change available to common shareholders:
Basic earnings (loss) per common share	$0.25	$0.19	$(0.02)
Diluted earnings (loss) per common share	$0.23	$0.17	$(0.04)
Earnings per share before cumulative effect of accounting change available to common shareholders:
Basic earnings per common share	$0.22	$0.26	$5.64
Diluted earnings per common share	$0.20	$0.23	$5.62
Net earnings per share available to common shareholders:
Basic earnings per common share	$0.22	$0.26	$4.55
Diluted earnings per common share	$0.20	$0.23	$4.54

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,157,462	$899,062
Restricted cash and cash equivalents	41,377	31,356
Marketable securities	2,409,745	2,419,735
Accounts and notes receivable, net of allowance of $22,835 and $30,999, respectively(*)	550,867	429,424
Loans available for sale, net	206,256	—
Inventories, net	240,977	215,995
Deferred income taxes	110,039	65,071
Other current assets	168,029	154,333

Total current assets	4,884,752	4,214,976
PROPERTY, PLANT AND EQUIPMENT:
Computer and broadcast equipment	801,712	686,899
Buildings and leasehold improvements	166,202	155,212
Furniture and other equipment	161,932	154,378
Land	21,168	21,172
Projects in progress	71,283	30,962

	1,222,297	1,048,623
Less: accumulated depreciation and amortization	(707,780)	(575,446)

Total property, plant and equipment	514,517	473,177
OTHER ASSETS:
Goodwill	11,433,746	11,273,635
Intangible assets, net	2,333,663	2,513,889
Long-term investments	1,609,335	1,426,502
Preferred interest exchangeable for common stock	1,428,530	1,428,530
Cable distribution fees, net	80,525	128,971
Note receivables and advances, net of current portion	615	14,507
Deferred charges and other(*)	112,842	93,928
Non-current assets of discontinued operations	340	340

Total other assets	16,999,596	16,880,302

TOTAL ASSETS	$22,398,865	$21,568,455

(*)
See Note 15 for discussion of related parties.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
	(In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations and short-term borrowings	$565,273	$2,850
Accounts payable, trade	811,874	687,977
Accounts payable, client accounts	176,921	142,002
Accrued distribution fees	39,703	39,142
Deferred merchant bookings	361,199	218,822
Deferred revenue	104,611	180,229
Income tax payable	77,528	96,817
Other accrued liabilities	499,300	494,280
Current liabilities of discontinued operations	9,306	16,062

Total current liabilities	2,645,715	1,878,181
Long-term obligations, net of current maturities	796,715	1,120,097
Other long-term liabilities	151,580	67,981
Deferred income taxes	2,479,099	2,446,394
Common stock exchangeable for preferred interest	1,428,530	1,428,530
Minority interest	291,922	211,687
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 13,118,182 issued and outstanding	131	131
Common stock $.01 par value; authorized 1,600,000,000 shares; issued 696,983,299 and 679,006,913 shares, respectively, and outstanding 633,019,550 and 631,022,816 shares, respectively, including 308,652 and 452,035 of restricted stock, respectively	6,970	6,790
Class B convertible common stock $.01 par value; authorized 400,000,000 shares; issued and outstanding 64,629,996 shares	646	646
Additional paid-in capital	14,058,797	13,634,926
Retained earnings	2,428,760	2,276,952
Accumulated other comprehensive income	81,051	36,896
Treasury stock 63,963,749 and 47,984,097 shares, respectively	(1,966,053)	(1,535,758)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	14,605,304	14,415,585

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,398,865	$21,568,455

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Class B Convertible Common Stock						Note Receivable from Key Executive for Common Stock Issuance
		Preferred Stock		Common Stock
								Addit. Paid-in Capital	Retained Earnings	Accum. Other Comp. Income (Loss)	Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
Balance as of December 31, 2001	$3,945,501	—	—	$3,217	321,475	$630	63,033	$3,918,401	$181,267	$(11,605)	$(141,411)	$(4,998)
Comprehensive income:
Net income for the year ended December 31, 2002	1,953,103	—	—	—	—	—	—	—	1,953,103	—	—	—
Increase in unrealized gains in available for sale securities	3,416	—	—	—	—	—	—	—	—	3,416	—	—
Foreign currency translation	23,886	—	—	—	—	—	—	—	—	23,886	—	—

Comprehensive income	1,980,405

Issuance of securities in connection with the Expedia transaction	1,497,894	131	13,118	206	20,583	—	—	1,497,557	—	—	—	—
Issuance of common stock upon exercise of stock options	144,521	—	—	92	9,208	—	—	144,429	—	—	—	—
Income tax benefit related to stock options exercised	7,620	—	—	—	—	—	—	7,620	—	—	—	—
Issuance of stock in connection with other transactions	61,871	—	—	22	2,369	—	—	61,849	—	—	—	—
Issuance of stock for LLC Exchange	178,650	—	—	71	7,080	—	—	178,579	—	—	—	—
Issuance of stock for Holdco Exchange	750,695	—	—	316	31,620	16	1,597	750,363	—	—	—	—
Issuance of stock and warrants in VUE transaction	810,873	—	—	—	—	—	—	810,873	—	—	—	—
Common stock exchangeable for preferred interest	(1,428,530)	—	—	—	—	—	—	(1,428,530)	—	—	—	—
Dividends on preferred stock	(11,759)	—	—	—	—	—	—	—	(11,759)	—	—	—
Purchase of treasury stock	(6,278)	—	—	—	—	—	—	—	—	—	(6,278)	—

Balance as of December 31, 2002	$7,931,463	$131	13,118	$3,924	392,335	$646	64,630	$5,941,141	$2,122,611	$15,697	$(147,689)	$(4,998)
Comprehensive income:
Net income for the year ended December 31, 2003	167,396	—	—	—	—	—	—	—	167,396	—	—	—
Decrease in unrealized gains in available for sale securities	(3,010)	—	—	—	—	—	—	—	—	(3,010)	—	—
Foreign currency translation	24,649	—	—	—	—	—	—	—	—	24,649	—	—
Net loss on derivative contracts	(440)	—	—	—	—	—	—	—	—	(440)	—	—

Comprehensive income	188,595

Issuance of securities in connection with the Ticketmaster merger	867,799	—	—	455	45,471	—	—	867,344	—	—	—	—
Issuance of securities in connection with the uDate transaction	132,892	—	—	55	5,480	—	—	132,837	—	—	—	—
Issuance of securities in connection with the Hotels.com merger	1,179,308	—	—	440	44,315	—	—	1,178,868	—	—	—	—
Issuance of securities in connection with the Liberty preemptives	1,165,879	—	—	487	48,701	—	—	1,165,392	—	—	—	—
Issuance of securities in connection with the Expedia transaction	3,569,400	—	—	1,008	100,762	—	—	3,568,392	—	—	—	—
Issuance of securities in connection with the LendingTree transaction	720,685	—	—	188	18,765	—	—	720,497	—	—	—	—
Issuance of securities in connection with the Hotwire.com transaction	5,848	—	—	—	—	—	—	5,848	—	—	—	—
Issuance of common stock upon on exercise of warrants	11,461	—	—	5	500	—	—	11,456	—	—	—	—
Vesting of restricted stock units	4,111	—	—	1	67	—	—	4,110	—	—	—	—
Issuance of common stock upon exercise of stock options, restricted stock and other	264,257	—	—	227	22,611	—	—	264,030	—	—	—	—
Income tax benefit related to stock options exercised	107,855	—	—	—	—	—	—	107,855	—	—	—	—
Purchase and cancellation of warrants	(440,044)	—	—	—	—	—	—	(440,044)	—	—	—	—
Dividends on preferred stock	(13,055)	—	—	—	—	—	—	—	(13,055)	—	—	—
Amortization of non-cash compensation	107,200	—	—	—	—	—	—	107,200	—	—	—	—
Purchase of treasury stock	(1,388,069)	—	—	—	—	—	—	—	—	—	(1,388,069)	—

Balance as of December 31, 2003	$14,415,585	$131	13,118	$6,790	679,007	$646	64,630	$13,634,926	$2,276,952	$36,896	$(1,535,758)	$(4,998)
Comprehensive income:
Net income for the year ended December 31, 2004	164,861	—	—	—	—	—	—	—	164,861	—	—	—
Increase in unrealized gains in available for sale securities	17,104	—	—	—	—	—	—	—	—	17,104	—	—
Foreign currency translation	28,021	—	—	—	—	—	—	—	—	28,021	—	—
Net increase in loss on derivative contracts	(970)	—	—	—	—	—	—	—	—	(970)	—	—

Comprehensive income	209,016

Issuance of common stock upon exercise of stock options, restricted stock and other	170,485	—	—	180	17,976	—	—	170,305	—	—	—	—
Income tax benefit related to stock options exercised and restricted stock	12,352	—	—	—	—	—	—	12,352	—	—	—	—
Dividends on preferred stock	(13,053)	—	—	—	—	—	—	—	(13,053)	—	—	—
Amortization of non-cash compensation	241,214	—	—	—	—	—	—	241,214	—	—	—	—
Purchase of treasury stock	(430,295)	—	—	—	—	—	—	—	—	—	(430,295)	—

Balance as of December 31, 2004	$14,605,304	$131	13,118	$6,970	696,983	$646	64,630	$14,058,797	$2,428,760	$81,051	$(1,966,053)	$(4,998)

        Accumulated other comprehensive income is comprised of unrealized gains on available for sale securities of $17,549, $445, and $3,455, at December 31, 2004, 2003, and 2002, respectively, foreign currency translation adjustments of $64,912, $36,891, and $12,242, at December 31, 2004, 2003, and 2002, respectively, and net losses from derivatives contracts of $(1,410) and $(440) at December 31, 2004, and 2003, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Earnings from continuing operations before cumulative effect of accounting change	$185,761	$126,657	$1,997
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	526,971	440,957	316,486
Goodwill impairment	184,780	—	22,247
Amortization of non-cash distribution and marketing expense	18,030	51,432	37,344
Amortization of non-cash compensation expense	241,726	128,185	15,637
Amortization of cable distribution fees	70,590	68,902	58,926
Amortization of deferred financing costs	161	2,641	2,042
Deferred income taxes	(29,277)	(169,655)	(44,253)
Loss on retirement of bonds	—	8,639	1,970
Equity in (income) losses of unconsolidated affiliates, including VUE	(32,042)	220,823	123,608
Non-cash interest income	(41,703)	(43,250)	(22,448)
Minority interest	13,729	65,043	46,073
Increase in cable distribution fees	(22,348)	(28,349)	(74,314)
Changes in current assets and liabilities:
Accounts receivable and notes	(70,427)	(73,303)	58,537
Inventories	(23,079)	(6,083)	(820)
Prepaids and other assets	(2,071)	(20,309)	(3,267)
Accounts payable and accrued liabilities	151,764	409,493	129,442
Deferred revenue	26,023	75,697	39,391
Deferred merchant bookings	54,872	69,474	15,957
Funds collected by Ticketmaster on behalf of clients, net	15,335	1,683	26,381
Other, net	4,433	(24,009)	27,545

Net cash provided by operating activities	1,273,228	1,304,668	778,481

Cash flows (used in) provided by investing activities:
Acquisitions, net of cash acquired	(486,033)	(1,092,009)	(560,465)
Capital expenditures	(223,787)	(186,865)	(162,055)
Recoupment of advance to Universal	—	—	39,422
Purchase of marketable securities	(3,373,143)	(7,197,329)	(3,120,682)
Proceeds from sale of marketable securities	3,370,147	6,700,291	1,898,998
(Increase) decrease in long-term investments and notes receivable	(46,764)	735	33,118
Proceeds from VUE Transaction	—	—	1,618,710
Proceeds from sale of broadcast stations	—	—	589,625
Other, net	6,386	5,105	(20,034)

Net cash (used in) provided by investing activities	(753,194)	(1,770,072)	316,637

Cash flows (used in) provided by financing activities:
Borrowings	23,378	—	29,159
Principal payments on long-term obligations	(4,339)	(28,033)	(81,015)
Purchase of treasury stock by IAC and subsidiaries	(430,295)	(1,485,955)	(6,278)
Payment of mandatory tax distribution to LLC partners	—	—	(154,083)
Repurchase of 1998 Senior Notes	—	(101,379)	697,000
Purchase of Vivendi warrants	—	(407,398)	—
Tax withholding payments on retired Expedia warrants	—	(32,247)	—
Proceeds from subsidiary stock, including stock options	—	57,358	87,842
Proceeds from issuance of common stock, including stock options	147,283	1,430,053	151,708
Preferred dividends	(13,053)	(13,055)	(10,222)
Other, net	17,380	13,016	(41,590)

Net cash (used in) provided by financing activities	(259,646)	(567,640)	672,521
Net cash used in discontinued operations	(17,528)	(85,632)	(172,832)
Effect of exchange rate changes on cash and cash equivalents	15,540	19,624	11,131

Net increase (decrease) in cash and cash equivalents	258,400	(1,099,052)	1,605,938
Cash and cash equivalents at beginning of period	899,062	1,998,114	392,176

Cash and cash equivalents at end of period	$1,157,462	$899,062	$1,998,114

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    ORGANIZATION

        IAC/InterActiveCorp operates leading and diversified businesses in sectors being transformed by the internet, online and offline... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC currently operates a diversified portfolio of specialized and global brands in the travel, retailing, ticketing, personals, media, financial services, real estate and teleservices industries. IAC enables billions of dollars of consumer-direct transactions for products and services via the internet and telephone. IAC/InterActiveCorp is referred to herein as either IAC or the Company.

        IAC consists of the following segments:

  •
  IAC Travel, which includes Expedia, Hotels.com, Hotwire and Interval International;

  •
  Electronic Retailing, which includes HSN U.S. and HSN International;

  •
  Ticketing, which includes Ticketmaster;

  •
  Personals, which includes Match.com;

  •
  IAC Local and Media Services, which includes Citysearch, Evite, Entertainment Publications, TripAdvisor (since April 2004) and ServiceMagic (since September 2004);

  •
  Financial Services and Real Estate, which includes LendingTree, its affiliated brands and businesses; and

  •
  Teleservices, which includes Precision Response Corporation.

        On December 21, 2004, IAC announced its plan to separate into two independent public companies in order to better achieve certain strategic objectives of its various businesses. In these Consolidated Financial Statements, we refer to this transaction as the "Spin-Off" and to the new company that will hold the travel and travel-related businesses of IAC as "New Expedia." Following the completion of the Spin-Off:

  •
  New Expedia will consist of the travel and travel-related businesses and investments that IAC currently operates and/or manages through IAC Travel (other than Interval International, which IAC will retain) and TripAdvisor, which during 2004 was operated and managed through IAC Local and Media Services; and

  •
  IAC will continue to operate and/or manage its remaining businesses and investments, which currently comprise its Electronic Retailing, Ticketing, Personals, Local and Media Services (other than TripAdvisor), Financial Services and Real Estate and Teleservices segments, as well as Interval International.

IAC Travel

        IAC formed IAC Travel, or IACT, in September 2003 from its existing travel businesses, together with subsequently acquired travel businesses, such as Hotwire, following their respective dates of acquisition. Below is a brief description of IACT's principal brands and businesses.

        Expedia.com makes a large variety of travel products and services available directly to consumers through its U.S.-based website, www.expedia.com, as well as through localized versions of its website in Canada, France, Germany, Italy, the Netherlands and the United Kingdom, many of which are leading online travel service companies in their respective country. IAC Travel also operates www.anyway.com, a leading online travel company in France. The Expedia-branded websites also operate the travel channel on the MSN.com website in the U.S. and MSN websites in Canada, the United Kingdom, Italy, France and Germany. Expedia-branded websites target many different types of consumers, from families booking a summer vacation to individual travelers arranging a quick weekend getaway, in order to provide the vast majority of travelers with the ability to research, plan and obtain their travel needs. Consumers can search for, compare information (including pricing and availability) and book travel products and services on Expedia-branded websites, including airline tickets, lodging, car rentals, cruises and many destination services, such as attractions and tours, from a large number of suppliers, on a stand-alone and package basis.

        Hotels.com makes available a large variety of lodging operations to customers, who can plan, shop for and book lodging accommodations, from traditional hotels to vacation rentals, at over 15,000 properties worldwide. Hotels.com seeks to provide customers with premium content through its US-based website, www.hotels.com (as well as localized versions in the Americas, Europe, Asia-Pacific and South Africa), its vacation rentals website at www.vacationspot.com and its toll-free call centers. Hotels.com is pursuing a strategy focused on differentiating its service offerings by positioning itself as a hotel expert with premium content about lodging properties, while simultaneously moving away from its historical focus solely on discount pricing.

        Hotwire.com is a leading discount travel website that makes available airline tickets, hotel rooms, rental cars, cruises and vacation packages. Hotwire's opaque approach matches the needs of two groups: price sensitive consumers willing to be flexible to save money; and suppliers who have excess seats, rooms and cars they wish to fill without affecting the public's perception of their brands. Hotwire customers enjoy significant discounts by electing to book travel services "opaquely," without knowing certain itinerary details such as brand, time of departure and exact hotel location, while suppliers create value from excess inventory without diluting their core brand-loyal customer base. Hotwire works with many domestic and international airlines, including the U.S. full-service major airlines, top hotels in hundreds of cities and resort destinations in the U.S., Europe, Canada, Mexico and the Caribbean and major car rental companies nationwide.

        Interval International, or Interval, is a leading membership-services company providing timeshare exchange and other value-added programs to its timeshare-owning members and resort developers worldwide.

        IAC Travel's other principal brands and businesses include (i) WWTE, IAC Travel's private label program, which makes travel products and services available to consumers through third party company-branded websites using IAC Travel's industry leading technology platform, (ii) Expedia!fun, a network of in-destination travel desks located at hotels and resorts in Florida, Hawaii and Mexico that offer travelers the opportunity to obtain tours, attractions, airport transfer services and other travel-related services, (iii) Classic Customs Vacations, or CCV, which makes premium custom Hawaiian, Mexican, Caribbean and European travel packages available principally to a network of travel agents throughout the United States and (iv) Expedia Corporate Travel, a full-service travel management company that makes travel products and services available to corporate customers in the U.S. and in Europe.

Electronic Retailing

        HSN U.S. sells a variety of consumer goods and services, primarily through the HSN and America's Store television networks and HSN.com, as well as through consumer catalog services and infomercials. The HSN and America's Store television networks both broadcast live, customer-interactive electronic retail sales programming 24 hours a day, seven days a week. HSN.com serves as an alternative storefront that allows consumers to shop online for merchandise featured on the HSN and America's Store television networks, as well as a significant amount of additional inventory available only through HSN.com.

        HSN International consisted, as of December 31, 2004, of HSE-Germany, EUVÍA and Quiz TV (which operates an interactive game show and quiz show television channel based in London, England), as well as minority interests in have home shopping businesses in Italy, China and Japan. HSE-Germany operates a German-language home shopping business that is broadcast 24 hours a day, seven days a week, to millions of households in Germany, Austria and Switzerland. EUVÍA operates two businesses, 9Live, a game and quiz show oriented television channel, and Sonnenklar, a travel-oriented shopping television channel.

Ticketing

        Ticketmaster and its affiliated brands provide online and offline ticketing services through Ticketmaster-owned websites, operator staffed call centers and independent retail outlets, serving many of the foremost venues, entertainment facilities, promoters and professional sports franchises in the United States and abroad, including in Canada, Denmark, Finland, Ireland, the Netherlands, Norway, Sweden and the United Kingdom. Ticketmaster has also entered into joint ventures with third parties to provide ticket distribution services in Australia and Mexico.

Personals

        Personals consist primarily of Match.com, uDate.com and related brands. These brands and their networks serviced approximately 983,000 subscribers as of December 31, 2004 and offer single adults a convenient and private environment for meeting other singles through their respective websites, as well as through Match.com's affiliated networks.

IAC Local and Media Services

        IAC Local and Media Services consists of Citysearch, Entertainment Publications, Evite, ServiceMagic and TripAdvisor. Citysearch is a network of local city guide websites that offer primarily original local content for major cities in the United States and abroad, as well as practical transactional tools. Entertainment Publications is a leading marketer of coupon books, discounts, merchant promotions and Sally Foster Gift Wrap. Entertainment Publications serves many major markets and does business with tens of thousands of local merchants, as well as national retailers. Evite primarily provides free online invitation services, as well as user specific recommendation platforms for restaurants, bars and clubs and a searchable database of over 59,000 live events. TripAdvisor is a comprehensive online travel search engine and directory that aggregates unbiased articles, guidebook reviews and user comments on cities, hotels and activities in a variety of given destinations from a number of online sources. ServiceMagic is a leading online marketplace that connects consumers with pre-screened, customer-rated home service professionals.

Financial Services and Real Estate

        Financial Services and Real Estate consists of LendingTree, and the brands and businesses it operates. As of December 31, 2004, LendingTree's primary businesses were online exchanges that connect consumers and service providers in the lending and real estate industries and offer related services and products. In December 2004, LendingTree acquired Home Loan Center, a consumer direct lender now known as Lending Tree Loans, which originates, processes, approves and funds loans in its own name.

Teleservices

        PRC provides outsourced customer lifecycle management solutions, both domestically and internationally, to a diversified portfolio of companies PRC uses its industry specific business process expertise and enabling technologies to support the brand experience and customer relationship management strategies of its clients.

Recent Developments

        On April 27, 2004, the Company completed its acquisition of TripAdvisor, Inc., a leading online travel search engine and directory. See Note 4 for further discussion.

        On September 1, 2004, the Company completed its acquisition of ServiceMagic, Inc., a leading online service marketplace. See Note 4 for further discussion.

        On December 14, 2004, LendingTree completed its acquisition of Home Loan Center, Inc. ("HLC"), a consumer direct lender now known as Lending Tree Loans, which originates processes, approves and funds loans in its own name. See Note 4 for further discussion.

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

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the accounts of the Company and all entities that are wholly-owned by the Company and entities that are not variable interest entities but are voting-controlled subsidiaries or affiliates of the Company. The Company consolidates EUVÍA based upon a pooling agreement allowing for the Company to elect a majority of the Board of Directors and to control the operations of EUVÍA. Significant intercompany transactions and accounts have been eliminated.

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

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 significantly changed the accounting for and disclosure of variable interest entities. Under FIN 46, a business enterprise that has a controlling financial interest in a variable interest entity would include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. This Interpretation is different from what had been the general practice of consolidating only those entities in which an enterprise has a controlling voting interest. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R") and delayed the required implementation date of FIN 46 for entities that are not special purpose entities until March 2004. The Company adopted FIN 46R as of March 31, 2004. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company's consolidated financial position or results of operations.

Revenue Recognition

    IAC Travel

  Merchant Hotel

        Expedia, Hotels.com and Hotwire all generate merchant hotel revenues. Merchant hotel revenues at Expedia and Hotels.com are billed to customers at the time of booking and are included in deferred revenue/deferred merchant bookings until the customers' stay occurs, at which point revenues are recognized. Hotwire recognizes net revenue when the customer completes a transaction on its website since all transactions are nonrefundable and generally noncancelable and Hotwire has no significant post-delivery obligations. A reserve for chargebacks and cancellations is recorded at the time of the transaction based on historical experience.

        As a result of the integration of the Expedia and Hotels.com merchant hotel businesses, Hotels.com conformed its merchant hotel business practices with those of the other IAC Travel businesses. As a result, beginning January 1, 2004, IAC commenced prospectively reporting revenue for Hotels.com on a net basis, consistent with Expedia's historical practice, 2003 and 2002 results have not been reclassified and are not comparable to the results presented in 2004. Prior to 2004, Hotels.com presented merchant hotel revenue at the gross amount charged to its customers while Expedia presented merchant hotel revenue net of the amount paid to the hotel property for the room. There has been no impact to operating income from the change in reporting.

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

        The principal factor in determining gross versus net presentation by each company was the consideration of their relationship with the customer as the primary obligor. Each of the companies provides extensive customer service and support for its customers. Effective January 1, 2004, both Expedia and Hotels.com believe that the supplier hotel is principally liable to its merchant hotel customers in all situations where the customer does not receive hotel services booked through Expedia or Hotels.com, namely in the event that merchant hotel products and services made available by Expedia or Hotels.com is unavailable, or that the room, or the hotel itself, does not have the amenities or is not of the general caliber described in the promotional materials. Each company provides customer service support to help resolve issues, even though such customer support could typically involve issues for which each company is not principally liable.

        Hotels.com and Expedia generally have latitude to establish and change prices charged to customers.

        Each company generally contracts in advance with hotels and other lodging properties at negotiated discount prices. Historically Hotels.com contracts specifically identified the number of rooms and the negotiated discount prices of the rooms to which Hotels.com would have access over the terms of the contracts, which generally range from 1 to 3 years, while Expedia contracts were not specific in the number of rooms and the rates of the rooms to which Expedia would have access over the terms of their contracts. The two companies began primarily using a combined agreement in 2004, which is a blend of the two agreements. Unbooked hotel room allotments may be returned by each company with no obligation to the hotel properties within a period specified in each contract. Each company bears the risk of loss for all rooms cancelled by a customer subsequent to the cutoff period. However, each company has mitigated its risk of loss, principally by charging its customers a cancellation fee, and to date, losses have been insignificant.

        Due to the difference in revenue recognition in the periods prior to January 1, 2004, Hotels.com and Expedia classified credit card merchant fees, call center and data center costs differently in the prior periods. Based on Hotels.com gross revenue presentation, its "costs of goods" sold included the cost of the room. Credit card merchant fees, call center and data center costs support, but are not a component of, the cost of sales, and thus were treated as operating expenses below gross profit. Based on Expedia's net revenue presentation, credit card merchant fees, call center and data center costs, sales commissions and fees paid to fulfillment vendors for issuing airline tickets and related customer services are treated as cost of sales. Effective January 1, 2004, these costs at Hotels.com are being recorded consistently with those of Expedia.

  Merchant Air

        Expedia generates revenue from merchant air transactions, whereby it is the merchant of record and determines the ticket price. The cost of the airline ticket is transmitted by Expedia to the airlines via the Airlines Reporting Corporation, an industry-administered clearinghouse, within a week after the customer completes the transaction with Expedia. Cash paid by the customer at the time of the reservation is recorded as deferred merchant bookings until the flight occurs and the cost of the airline ticket is included in prepaid merchant bookings. When the flight occurs, Expedia records the difference between the deferred merchant bookings and the prepaid merchant bookings as revenue on a net basis.

        Hotwire generates revenue from merchant air transactions as well. Net revenues are recognized when the customer completes a transaction on its website since all transactions are nonrefundable and generally noncancelable and Hotwire has no significant post-delivery obligations. A reserve for chargebacks and cancellations is recorded at the time of the transaction based on historical experience.

  Agency Hotel, Air, Car and Cruise

        Agency revenues are derived from airline ticket transactions, certain hotel transactions as well as cruise and car rental reservations. Airline ticket transactions of Expedia comprise a substantial portion of these revenues, and represent both commissions and fees related to the booking of airline tickets. Airline ticket commissions are determined by individual airlines and are billed and collected through the Airline Reporting Corporation. Fees from the booking of airline tickets also include (i) performance based revenues from Expedia's global distribution partners; (ii) Express Fee revenues where Expedia charges customers for processing and delivering a paper ticket via express mail if the customer chooses not to have an electronic ticket or an electronic ticket is not available; (iii) since December 2002 service fees on certain tickets; and (iv) corporate transaction service fees for providing travel booking services to its corporate customers. In addition, certain contracts with suppliers contain override commissions typically related to achieving performance targets.

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

    Electronic Retailing

        Revenues from electronic retailing primarily consist of merchandise sales and are reduced by incentive discounts and sales returns to arrive at net sales. Domestically, revenues are recorded upon credit card transaction settlement, which for sales shipped from our warehouse facilities, occurs when the order is allocated from available inventory. Credit card transaction settlement for products shipped directly by our vendors to our customers occurs when the Company receives a shipment confirmation from the vendor. Revenues for international sales are recorded upon shipment. HSN's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of receipt. Allowances for returned merchandise and other adjustments are provided based upon past experience. The cost of merchandise to be returned is estimated by applying each month's historical gross margin percentage to a multi-year analysis of estimated sales return rates. Shipping and handling return accruals are estimated using historical percentages of shipping and handling revenue to sales. The Company believes that actual returns on HSN product sales have not materially varied from estimates in any of the financial statement periods presented. HSN's estimated return rates decreased to 16.2% in 2004 from 17.7% in 2003 and from 18.6% in 2002. Revenue from international electronic retailing also includes EUVÍA, which generates call-in revenue and commissions from travel sales. Call-in revenue primarily consists of revenue from telephone calls generated via a game and quiz show format with the revenue from the calls being recognized when the call is received. Travel revenue primarily consists of commissions earned from tour operators, where EUVÍA acts as an agent for third party tour operators. The commissions are recorded at the time travel commences which is when collection is assured.

    Ticketing

        Revenue from Ticketmaster is recorded on a net basis and primarily consists of revenue from ticketing operations which is recognized as tickets sold, as the Company acts as agent in these transactions.

    Personals

        Subscription fee revenue is generated from customers who subscribe to online matchmaking services on Match.com and other personals web sites. Subscription fee revenue is recognized over the period the services are provided.

    Local and Media Services

  Entertainment Publications

        Product revenue primarily represents the sale of coupon books, gift-wrap and other products to schools, community groups and other organizations. Under the terms of typical sales arrangements, coupon books are provided on consignment and revenue earned on such arrangements is recognized upon receipt of proceeds from the consignee, which is when collection is assured. Gift-wrap and other product revenues are recognized when the products are delivered.

  TripAdvisor

        TripAdvisor's revenue is generated from click-through fees charged to its travel partners for consumer leads sent to the travel partner's websites. Revenue is recognized as the click-throughs are made to the related travel partner's website.

  ServiceMagic

        ServiceMagic's lead acceptance revenue is generated and recognized when an in-network home service professional is delivered a targeted customer lead. Additionally, ServiceMagic's activation revenue is generated and recognized through the enrollment and activation of a new home service professional, which is initially deferred and recognized over the estimated economic life of the network member.

    Financial Services and Real Estate

  LendingTree

        LendingTree's exchange revenue principally represents transmission fees and closed-loan fees paid by lenders that received a transmitted loan request or closed a loan for a consumer that originated through the website, www.lendingtree.com. Transmission fees are recognized at the time qualification forms are transmitted, while closed-loan fees are recognized at the time the lender reports the closed loan to LendingTree, which may be several months after the qualification form is transmitted. Additionally, LendingTree earns revenue from cooperative brokerage fees paid by real estate professionals participating on our exchange. The fees are primarily earned either upon the transmission of a consumer's information to a participating real estate professional or when such transmission results in the purchase or sale of a home. Transmission revenue is recognized at the time the consumers' information is transmitted to a real estate professional. For fees earned when the transaction results in the purchase or sale of a home, we recognize revenue when the participating real estate professional reports the transaction to us as closed.

  Home Loan Center

        HLC's revenues are primarily derived from the origination and sale of loans. Mortgage and home equity loans are funded through warehouse lines of credit and sold to loan purchasers typically within thirty days. A gain or loss resulting from the sale of a loan is recognized at the date the loan is sold and is based on the difference between the sale proceeds received and the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. HLC sells its loans on a servicing released basis, meaning HLC gives up the right to service the loan on an ongoing basis, thereby earning an additional premium upon sale. The recognition of gain or loss on the sale of loans is accounted for in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

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

Marketable Securities

        The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company invests in certain marketable securities, which consist primarily of short-to intermediate-term fixed income securities issued by U.S. government agencies and municipalities. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. The Company also invests in certain auction rate preferred equity and debt securities that have been classified as marketable securities in the accompanying balance sheets. All marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from accumulated other comprehensive income into earnings.

        The fair value of the investments is based on the quoted market price of the securities at the balance sheet dates. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the duration and extent to which the fair value is less than cost; the financial condition and near-term prospects of the issuer, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company's intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. There were no material impairment charges recorded during 2004, 2003 and 2002. See Note 19 for further discussion.

Accounts Receivable

        Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the specific customer's current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

        HSN provides extended payment terms to its customers, known as Flexpay. Flexpay is offered on certain products sold by HSN. Revenue is recognized at the time of the sale, at which time HSN collects the first payment, sales tax and all shipping and handling fees. Subsequent collections are due from customers in 30-day increments payable automatically by credit card. HSN offers Flexpay programs ranging from 2 to 6 payments. Flexpay receivables consist of outstanding balances owed by customers, less a reserve for uncollectible balances. The balance of Flexpay receivables, net of allowance, at December 31, 2004 and 2003 was $113.0 million and $94.2 million, respectively.

Inventories, net

        Inventories, which primarily consist of finished goods, are valued at the lower of cost or market, with the cost being determined based upon the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Inventories are presented net of an allowance of $37.9 million and $34.6 million at December 31, 2004 and 2003, respectively.

Property, Plant and Equipment

        Property, plant and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

        Depreciation and amortization is provided for on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

Asset Category	Depreciation/ Amortization Period
Computer and broadcast equipment	1 to 10 Years
Buildings	10 to 40 Years
Leasehold improvements	1 to 39 Years
Furniture and other equipment	3 to 10 Years

Goodwill and Indefinite-Lived Purchased Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually at the beginning of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, IAC records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. IAC recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Long-Lived Assets

        The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including property, plant and equipment and purchased intangible assets with finite lives, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value.

Cable Distribution Fees

        Cable distribution fees relate to upfront fees paid in connection with multi-year cable contracts for carriage of HSN's domestic and international programming. These fees are amortized on a straight-line basis over the terms of the respective contracts.

Advertising

        Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and principally represent offline costs, including television and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was $643.5 million, $431.2 million and $249.9 million, respectively.

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

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS No. 148") which amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The Company adopted the expense recognition provision of SFAS 123 and is providing expense for stock based compensation for grants made on and after January 1, 2003 on a prospective basis as provided by SFAS 148, and will continue to provide pro forma information in the notes to financial statements to provide the results as if all equity awards issued in prior years were being expensed. The Company will continue to account for stock based compensation granted prior to January 1, 2003 in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." For restricted stock units issued, the value of the instrument is measured at the grant date at fair value and amortized ratably as non-cash compensation over the vesting term. For stock options issued since 2003, including unvested options assumed in acquisitions, the value of the options is measured at grant date (or acquisition date, if applicable) at fair value and amortized over the remaining vesting term.

        The following table illustrates the effect on net earnings available to common shareholders and net earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Years Ended December 31,
	2004	2003	2002
Net earnings available to common shareholders, as reported	$151,808	$154,341	$1,941,344
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	147,824	75,242	8,157
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(166,945)	(151,390)	(158,069)

Pro forma net earnings	$132,687	$78,193	$1,791,432

Earnings per share:
Basic as reported	$0.22	$0.26	$4.55
Basic pro forma	$0.19	$0.13	$4.20
Diluted as reported	$0.20	$0.23	$4.54
Diluted pro forma	$0.18	$0.11	$4.19

        Pro forma information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002: risk-free interest rates of 3.30% in 2004 and 2.78% in 2003 and 2002; a dividend yield of zero; a volatility factor of 43%, 50%, and 50%, respectively, based on the expected market price of IAC Common Stock based on historical trends; and a weighted-average expected life of the options of five years.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis. See below under Recent Accounting Pronouncements for a discussion of FASB Statement No. 123 (R) "Accounting for Stock-Based Compensation," which was issued in December 2004. See Note 13 for further discussion of stock based compensation plans.

Minority Interest

        Minority interest in 2004 primarily represents minority ownership in HSE-Germany and EUVÍA, including redeemable preferred equity interests issued by EUVÍA that are originally due in 2006, but EUVÍA has the right to extend maturity to 2016 based on meeting certain financial covenants. The EUVÍA preferred equity interest is only due to the holder under German law to the extent sufficient funds in excess of fixed capital at EUVÍA are available. Minority interest in 2003 primarily represents minority ownership in HSE-Germany and EUVÍA, as well as the public's ownership of the Company's former public subsidiaries, Ticketmaster, Hotels.com and Expedia until the date of the respective buy-ins. Minority interest in 2002 primarily represents Universal Studios, Inc.'s ("Universal") and Liberty Media Corporation's ("Liberty") ownership interest in USANi LLC through May 7, 2002, Liberty's ownership interest in Home Shopping Network, Inc. through June 27, 2002, the public's minority interests in Ticketmaster, Hotels.com and Expedia, HSE-Germany, and EUVÍA since its consolidation in July 2002.

Accounting Estimates

        Management of the Company is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

        Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles, including goodwill and other long-lived assets, carrying amount of long-term investments, including the Company's investment in VUE and various other operating allowances and accruals.

Certain Risks and Concentrations

        The Company's business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and hotels, dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud. Expedia is highly dependent on its relationships with six major airlines in the United States: United, Delta, American, Continental, Northwest and US Airways. The Company also depends on global distribution system partners and third party service providers for processing certain fulfillment services.

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

Loans Held for Sale

        HLC originates residential loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first and second mortgage loans that are secured by residential real estate throughout the United States. Loans held for sale are carried at the lower of cost or fair value determined on an aggregate basis. The Company's HLC business relies substantially on the secondary mortgage market as almost all of the loans that are funded are sold into this market.

        The cost basis of loans held for sale includes the capitalized value of the interest rate lock commitments, deferred origination fees, deferred origination costs and the effects of hedge accounting. The fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality.

        Loan origination fees (income) and costs related to loans originated for sale (including direct costs of origination as well as payroll and administration costs associated with the origination process) are capitalized and deferred until the loan is sold. Upon sale of the loan, the origination fees and costs are recognized as a component of the gain on sale of loans. Origination costs related to unsuccessful loans are recorded as operating expenses in the period in which it is determined that the loans will not close.

        HLC sells the loans it originates to investors on a servicing released basis without recourse so the risk of loss or default by the borrower is generally transferred to the investor. However, HLC is required by these investors to make certain representations relating to credit information, loan documentation and collateral. To the extent HLC does not comply with such representations, or there are early payment defaults, HLC may be required to repurchase loans or indemnify the investors for losses. In connection with a majority of its loan sales agreements, HLC is also responsible for a minimum number of payments to be made on each loan. In the event the minimum number of payments are not made, HLC may be required to refund the premium paid to it by the loan investor. As such, HLC records reserves for estimated losses based on certain assumptions from current loan activity. As of December 31, 2004, HLC had recorded $1.1 million of reserves. For the period from acquisition to December 31, 2004, HLC had charged approximately $0.2 million of reserves to operating expense and no amounts had been written off against the reserve.

Derivative Instruments

        In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates and foreign exchange rates using financial instruments deemed appropriate by management. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps and forward contracts, to hedge certain interest rate and foreign exchange exposures. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, respectively, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Derivative positions are used only to manage underlying exposures of IAC. IAC does not use derivative financial instruments for speculative purposes. The Company formally designates and documents all of its hedging relationships as either fair value hedges or cash flow hedges, as applicable, and documents the objective and strategy for undertaking the hedge transactions. IAC applies hedge accounting based upon the criteria established by SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company recognizes all derivative instruments at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the statement of operations or other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of operations when the hedged transaction affects earnings. For derivatives recognized as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations. See Note 6 for a full description of IAC's derivative financial instruments.

Recent Accounting Pronouncements

        In March 2004, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after December 15, 2003. The adoption of the disclosure provision of EITF 03-1 did not have any material effect on the Company's financial position, results of operations, or cash flows. The Company will evaluate the additional effect, if any, the remainder of EITF 03-1 will have on the consolidated financial statements once final guidance is issued.

        In April 2004, the EITF reached a consensus on No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on the Company's calculation of earnings per share.

        On December 16, 2004, the FASB issued FASB Statement No. 123 (R), Share-Based Payment, which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and

amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company is required to apply Statement 123(R) in the third quarter of 2005.

        The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on July 1, 2005. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We do not believe the adoption of Statement 123(R) will have a material effect on the Company's consolidated statement of operations. The Company is currently assessing the impact of this pronouncement on its consolidated statement of cash flows.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's current financial condition or results of operations.

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

NOTE 3:    BUSINESS ACQUISITIONS

        The significant business acquisitions completed by the Company during the three years ended December 31, 2004 for which pro forma results are presented are described below. See Note 4 for additional information on other acquisitions completed by the Company during the three years ended December 31, 2004.

Ticketmaster Merger

        On January 17, 2003, IAC completed its acquisition of all of the outstanding shares of Ticketmaster that it did not already own. Prior to the acquisition, IAC owned approximately 66% of the outstanding equity of Ticketmaster, including its subsidiaries Citysearch and Match.com. IAC issued approximately 45.5 million shares of IAC common stock to Ticketmaster security holders based on an exchange ratio of 0.935 of a share of IAC common stock for each share of Ticketmaster common stock. IAC also assumed options to acquire approximately 8.9 million shares of IAC common stock and warrants to acquire approximately 4.2 million shares of IAC common stock, in each case based on an exchange ratio of 0.935. The price used to value the securities was $17.918, which was the average of the closing prices of IAC common stock during the five consecutive trading days beginning two trading days prior to the announcement of the Ticketmaster merger. The amount recorded as unearned compensation was the estimated impact of unvested stock options and warrants as of the merger date, at their fair value as of such date, and is being recognized as non-cash compensation over the vesting period. The purchase consideration and resulting allocation are as follows (in thousands):

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

        IAC obtained an independent valuation of the identifiable intangible assets acquired. This valuation identified $616.1 million of intangible assets other than goodwill. IAC recorded 34% of this amount, or $209.5 million, representing the incremental ownership acquired in the transaction. The unallocated excess of merger consideration over minority interest acquired, deferred taxes and deferred compensation of $298.3 million was allocated to goodwill. The trade name was identified as an indefinite lived intangible and $90.3 million was allocated to this asset. Intangibles with definite lives included venue promoter contracts ($75.1 million), distribution agreements ($25.9 million), technology ($11.4 million) and subscribers ($6.8 million) and are being amortized over a weighted average period of 5.7 years. None of the amounts allocated to goodwill or intangible assets are tax deductible. The

Company recorded no adjustments to the historical carrying value of assets and liabilities, other than to goodwill and intangible assets, as a result of the step-up in fair value.

Hotels.com Merger

        On June 23, 2003, IAC completed its acquisition of all of the outstanding shares of Hotels.com that it did not already own. Prior to the acquisition, IAC owned approximately 67% of the outstanding equity of Hotels.com. IAC issued 44.3 million shares of IAC common stock to Hotels.com security holders based on an exchange ratio of 2.4 shares of IAC common stock for each share of Hotels.com common stock. IAC also assumed options to acquire 6.4 million shares of IAC common stock, warrants to acquire 1.2 million shares of IAC common stock and 0.3 million restricted share units in the merger, in each case based on an exchange ratio of 2.4. The price used to value the securities was $26.174, which was the average of the closing prices of IAC common stock during the five consecutive trading days beginning two trading days prior to the announcement of the Hotels.com merger. The amount recorded as unearned compensation was the estimated impact of unvested stock options and warrants as of the merger date, at their fair value as of such date, and is being recognized as non-cash compensation over the vesting period. The purchase consideration and resulting allocation are as follows (in thousands):

Value of securities issued	$1,276,408
Less: fair value of unvested options and warrants to acquire IAC common stock recorded as unearned compensation	(97,100)

Net purchase price	1,179,308
Less: minority interest acquired	(357,000)
Add: deferred income taxes associated with the intangible asset step-up	82,600

Excess of the merger consideration over minority interest acquired, deferred taxes and deferred compensation	$904,908

        IAC obtained an independent valuation of the identifiable intangible assets acquired. This valuation identified $672.8 million of intangible assets other than goodwill. IAC recorded approximately 33% of this amount, or $219.6 million, representing the incremental ownership acquired in the transaction. The unallocated excess of merger consideration over minority interest acquired, deferred taxes and deferred compensation of $685.3 million was allocated to goodwill. The trade name was identified as an indefinite lived intangible and $115.7 million was allocated to this asset. Intangibles with definite lives included supply relationships ($63.4 million), affiliate agreements ($36.6 million), technology ($3.6 million) and customer lists ($0.3 million) and are being amortized over a weighted average period of 6.5 years. None of the amounts allocated to goodwill or intangible assets are tax deductible. The Company recorded no adjustments to the historical carrying value of assets and liabilities, other than to goodwill and intangible assets, as a result of the step-up in fair value.

Expedia Merger

        On August 8, 2003, IAC completed its acquisition of all of the outstanding shares of Expedia that it did not already own. Prior to the acquisition IAC owned approximately 59% of the outstanding equity of Expedia. IAC issued approximately 100.8 million shares of IAC common stock to Expedia security holders based on an exchange ratio of 1.93875 shares of IAC common stock for each share of Expedia common stock. IAC also assumed options to acquire 36.9 million shares of IAC common stock, issued warrants to acquire 24.5 million shares of IAC common stock and assumed 1.2 million restricted share units. The price used to value the securities was $26.47, which was the average of the closing prices of IAC common stock during the five consecutive trading days beginning two trading days prior to the announcement of the Expedia merger. The amount recorded as unearned compensation was the estimated impact of unvested stock options and warrants as of the merger date, at their fair value as of such date, and is being recognized as non-cash compensation over the vesting period. The purchase consideration and resulting allocation are as follows (in thousands):

Value of securities issued	$3,883,614
Less: fair value of unvested options and warrants to acquire IAC common stock recorded as unearned compensation	(314,214)

Net purchase price	3,569,400
Less: minority interest acquired	(326,700)
Add: deferred income taxes associated with the intangible asset step-up	300,500

Excess of the merger consideration over minority interest acquired, deferred taxes and deferred compensation	$3,543,200

        IAC obtained an independent valuation of the identifiable intangible assets acquired, in conjunction with the acquisition of a controlling interest in Expedia in 2002. The Company updated this valuation, which identified $2.0 billion of intangible assets other than goodwill. IAC recorded approximately 41% of this amount, or $799.1 million, representing the incremental ownership acquired in the transaction. The unallocated excess of merger consideration over minority interest acquired, deferred taxes and deferred compensation of $2.7 billion was allocated to goodwill. The trade name was identified as an indefinite lived intangible and $531.3 million was allocated to this asset. Intangibles with definite lives included affiliate agreements ($114.1 million), supply relationships ($67.3 million), technology ($78.8 million) and ECT customer relationships and customer lists ($7.5 million) and are being amortized over a weighted average period of 5 years. None of the amounts allocated to goodwill or intangible assets are tax deductible. The Company recorded no adjustments to the historical carrying value of assets and liabilities, other than to goodwill and intangible assets, as a result of the step-up in fair value.

        The Company acquired the remaining interests in Ticketmaster, Expedia and Hotels.com because (1) the acquisitions significantly simplified its corporate structure (which at the time was very complex with significant minority interests); (2) the acquisitions removed potential conflicts of interest between the Company's shareholders and the minority public shareholders of Ticketmaster, Expedia and Hotels.com, and allowed the companies to work together more closely to achieve operating efficiencies; (3) the Company gained access to the acquirees' total cash flow; and (4) the Company believed that all of the companies had great growth prospects in their respective fields.

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

	Years Ended December 31,
	2003	2002
	(In thousands, except per share data)
Net revenue	$6,328,118	$4,616,412
Earnings (loss) from continuing operations before cumulative effect of accounting change	108,753	(113,290)
Net earnings available to common shareholders	136,437	1,795,957
Basic earnings (loss) from continuing operations before cumulative effect of accounting change available to common shareholders	0.14	(0.20)
Diluted earnings (loss) from continuing operations before cumulative effect of accounting change available to common shareholders	0.13	(0.20)
Basic earnings per share from net income	0.20	2.82
Diluted earnings per share from net income	0.18	2.82

NOTE 4:    GOODWILL AND OTHER INTANGIBLE ASSETS

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In connection with the adoption of this standard, the Company has not amortized any goodwill or indefinite-lived intangible assets subsequent to January 1, 2002. Prior to the adoption, all intangible assets were amortized over the period during which the associated benefit was expected to be realized, generally on a straight-line basis. In connection with the implementation of SFAS 142, the Company was required to assess goodwill and indefinite-lived intangible assets for impairment. As a result, in 2002 the Company recorded a write-off before tax and minority interest of $499 million related to the Citysearch ($115 million) and PRC businesses ($384 million) as a cumulative effect of accounting change. Adoption of the new standard resulted in a one-time, non-cash after-tax, after minority interest charge of $461.4 million. The charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations as of January 1, 2002.

        In addition, in the second quarter of 2002, IAC recorded a further write-down of $22.2 million related to PRC. The write-down resulted from contingent purchase price recorded in the second quarter.

        Additionally, pursuant to SFAS 142, the Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1 of each year, or more frequently if circumstances indicate impairment may have occurred. The Company performed its annual assessment for impairment of goodwill and indefinite-lived intangible assets for 2004 as of October 1, 2004 in connection with the preparation of its audited financial statements. Pursuant to this assessment, the Company recorded an impairment charge related to the write-down to the goodwill of PRC (Teleservices segment) of $184.8 million, before tax, which was recorded as a component of operating income (loss) in the accompanying consolidated statement of operations. The write-down was determined by comparing the fair value of the business and the implied value of the goodwill with the carrying amounts on the balance sheet. The fair value of the reporting unit was determined based on a weighting of income and market approaches. The write-down primarily resulted from continued competition and macroeconomic factors which negatively impacted industry valuations and PRC's fourth quarter financial performance. In addition, in connection with the Company's annual impairment review of intangible assets, an impairment charge of $32.7 million was recorded in the fourth quarter of 2004 related to the write-off of certain indefinite and definite-lived intangible assets of TV Travel Shop (IAC Travel segment), which has been included in amortization of intangibles in the accompanying consolidated statement of operations. This impairment was recorded in 2004 due to management's reassessment of TV Travel Shop's expected future financial performance and the fair value of the assets was determined based on the present value of estimated future cash flows.

        The balance of goodwill and intangible assets is as follows (in thousands):

	December 31,
	2004	2003
Goodwill	$11,433,746	$11,273,635
Intangible assets with indefinite lives	1,469,919	1,418,990
Intangible assets with definite lives	863,744	1,094,899

	$13,767,409	$13,787,524

        In total, goodwill and other intangible assets decreased $20.1 million as of December 31, 2004 as compared to the prior year. The decrease is due primarily to the Teleservices impairment charge noted above as well as the deductions principally related to the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in purchase price when the deductions are realized. These decreases were partially offset by additions related to new acquisitions, primarily TripAdvisor, ServiceMagic, Home Loan Center and other acquisitions made by IAC Travel. The change in the goodwill balance also reflects adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts and the elimination of valuation allowances recorded against purchased net operating losses.

        Intangibles with indefinite lives relate principally to trade names and trademarks acquired in the various acquisitions. At December 31, 2004, intangibles with definite lives relate principally to the following:

	Cost	Accumulated Amortization	Net	Weight Average Amortization Life (Years)
		(In thousands)
Purchase agreements	$291,941	$(133,499)	$158,442	11.6
Distribution agreements	687,753	(484,306)	203,447	5.2
Merchandise agreements	41,957	(18,719)	23,238	5.8
Supplier relationships	208,776	(104,985)	103,791	3.6
Technology	277,235	(134,545)	142,690	4.4
Customer lists	169,486	(34,739)	134,747	9.0
Affiliate agreements	33,049	(4,984)	28,065	10.0
Domain names	13,157	(302)	12,855	8.8
Other	104,635	(48,166)	56,469	5.3

Total	$1,827,989	$(964,245)	$863,744

        At December 31, 2003, intangible assets with definite lives related principally to the following:

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
		(In thousands)
Purchase agreements	$269,389	$(86,116)	$183,273	11.8
Distribution agreements	690,936	(373,745)	317,191	5.2
Merchandise agreements	41,957	(11,205)	30,752	5.8
Supplier relationships	231,596	(65,575)	166,021	5.4
Technology	248,805	(72,583)	176,222	4.6
Customer lists	165,593	(20,711)	144,882	9.1
Affiliate agreements	33,049	(1,673)	31,376	10.0
Domain names	28,756	(4,953)	23,803	9.9
Other	55,444	(34,065)	21,379	5.6

Total	$1,765,525	$(670,626)	$1,094,899

        Amortization of intangibles is computed on a straight-line basis and based on December 31, 2004 balances for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31
2005	$274,373
2006	211,639
2007	136,205
2008	96,724
2009	44,490
2010 and thereafter	100,313

$863,744

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill for the year ended December 31, 2004 (in thousands):

	Balance as of January 1, 2004	Additions	(Deductions)	Goodwill Impairment	Foreign Exchange Translation	Balance as of December 31, 2004
IAC Travel	$6,214,139	$153,218	$(232,659)	$—	$16,857	$6,151,555
Electronic Retailing
HSN U.S.	2,424,680	13,082	(870)	—	—	2,436,892
HSN International	313,812	—	—	—	17,748	331,560

Total Electronic Retailing	2,738,492	13,082	(870)	—	17,748	2,768,452
Ticketing	1,005,131	35,358	(10,379)	—	5,789	1,035,899
Personals	223,429	58	(2,579)	—	821	221,729
IAC Local and Media Services	206,584	328,831	(424)	—	—	534,991
Teleservices	314,001	2	(568)	(184,780)	—	128,655
Financial Services and Real Estate	571,859	86,534	(65,928)	—	—	592,465

Goodwill	$11,273,635	$617,083	$(313,407)	$(184,780)	$41,215	$11,433,746

        Deductions principally relate to (1) the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in purchase price when the deductions are realized, (2) adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts and (3) the elimination of valuation allowances recorded against purchased net operating losses. Additions principally relate to new acquisitions, primarily TripAdvisor, ServiceMagic, Home Loan Center and other acquisitions made by IAC Travel, as well as adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts.

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill for the year ended December 31, 2003 (in thousands):

	Balance as of January 1, 2003	Additions	(Deductions)	Foreign Exchange Translation	Balance as of December 31, 2003
IAC Travel	$2,163,843	$4,233,254	$(187,433)	$4,475	$6,214,139
Electronic Retailing
HSN U.S.	2,424,606	74	—	—	2,424,680
HSN International	270,233	946	—	42,633	313,812

Total	2,694,839	1,020	—	42,633	2,738,492
Ticketing	743,831	262,635	(9,184)	7,849	1,005,131
Personals	65,195	152,858	(749)	6,125	223,429
IAC Local and Media Services	—	208,973	(2,389)	—	206,584
Teleservices	312,001	2,000	—	—	314,001
Financial Services and Real Estate	—	583,406	(11,547)	—	571,859

Goodwill	$5,979,709	$5,444,146	$(211,302)	$61,082	$11,273,635

        Deductions principally relate the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in purchase price when the deductions are realized. Additions principally relate to the 2003 mergers of Ticketmaster, Hotels.com and Expedia, as described above in Note 3, as well as the 2003 acquisitions of LendingTree, Hotwire and Entertainment Publications which are described below.

TripAdvisor Goodwill and Intangibles

        On April 27, 2004, the Company completed its acquisition of TripAdvisor, Inc., a leading travel search engine and directory that enables consumers to extensively research their travel and destination place via the internet. The Company's acquisition of TripAdvisor represented only 94.1% of the business and as such, minority interest representing the fair value of the 5.9% of TripAdvisor's common stock that the Company does not own was recorded on the accompanying consolidated balance sheet. IAC obtained an independent valuation of identifiable intangible assets acquired. This valuation identified $54.9 million of intangible assets other than goodwill. The trade name was identified as an indefinite-lived intangible and $30.3 million was allocated to this asset. Intangibles with definite lives included existing technology ($22.1 million), and customer lists ($2.5 million) and are being amortized over a weighted average period of 2.9 years. The net purchase price consideration paid for TripAdvisor was based on historical as well as expected performance metrics. The Company viewed TripAdvisor's revenue, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in a significant amount of goodwill for a number of reasons including: (1) TripAdvisor's market leading position and brand; (2) TripAdvisor's business model which complements the business models of our other businesses; (3) growth opportunities in the markets in which TripAdvisor operates; and (4) TripAdvisor's technological and operational expertise. As a result, the predominant portion of the purchase price was based on the expected financial performance of TripAdvisor, and not the asset value on the books at the time of the acquisition. These factors resulted in a significant amount of the purchase price being allocated to goodwill.

ServiceMagic Goodwill and Intangibles

        On September 1, 2004, the Company completed its acquisition of ServiceMagic, Inc., a leading online marketplace connecting homeowners with pre-screened and customer rated residential contractors, real estate professionals and lenders. Immediately following the acquisition, the Company transferred ServiceMagic's financial services businesses to LendingTree for $20 million and ServiceMagic's Home Services portion of the business has been included in the IAC Local and Media Services segment since its acquisition. In connection with the ServiceMagic acquisition, IAC obtained an independent valuation of identifiable intangible assets acquired. This valuation identified $26.1 million of intangible assets other than goodwill. The trade name was identified as an indefinite lived intangible and $10.8 million was allocated to this asset. Intangibles with definite lives included real estate agent and lending relationships ($3.5 million), contractor relationships ($7.1 million), software ($4.4 million) and customer lists ($0.3 million) and are being amortized over a weighted-average period of 5.3 years. The net purchase price consideration paid for Service Magic was based on historical as well as expected performance metrics. The Company viewed Service Magic's revenue, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including (1) ServiceMagic's market leading position and brand (2) ServiceMagic's business model, which complements the models of our other businesses.

Home Loan Center Goodwill and Intangibles

        On December 14, 2004, LendingTree acquired all of the outstanding stock of Home Loan Center ("HLC"), a consumer direct mortgage banker. HLC is licensed in all 50 states and derives its income primarily from fees charged for services related to the origination of mortgage loans and the subsequent sale of the loans to investors. The Company allocated a portion of that amount to (a) record a step-up in the recorded value of loans held for sale to fair value of $2.3 million, (b) record the fair value of interest rate lock commitments of $4.1 million and (c) record the value of the unlocked consumers in the "pipeline" of $1.2 million. Given that the acquisition was completed in December, a preliminary independent valuation of identifiable intangible assets acquired other than those referred to in the preceding sentence has not yet been completed. An independent valuation of identifiable intangible assets will be performed in 2005 and the goodwill recorded will be adjusted accordingly. Additional contingent purchase price may be earned by the HLC stockholders based on the earnings performance of HLC through December 31, 2007 (the "earnout period"). Since the additional contingent purchase is contingent upon future earnings, no liability is recorded for such amounts at December 31, 2004.

        The aggregate purchase price of the acquisitions of TripAdvisor, ServiceMagic and HLC was approximately $430 million, of which approximately $330 million was classified as goodwill as of December 31, 2004. None of the amounts allocated to goodwill are tax deductible.

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

        In connection with the LendingTree acquisition, the consideration attributable to intangible assets and goodwill was $714.6 million. IAC obtained an independent valuation of the identifiable intangible assets. This valuation identified $187.2 million of intangible assets other than goodwill. The goodwill recognized amounted to $527.4 million. The trade name was identified as an indefinite lived intangible and $87.0 million was allocated to this asset. Intangibles with definite lives included purchased service agreements ($62.8 million), technology ($24.7 million), customer backlog ($7.2 million) and customer lists ($5.5 million) and are being amortized over a weighted average period of 4.4 years. None of the amounts allocated to goodwill or intangible assets are tax deductible.

        The net purchase price consideration paid for LendingTree was based on historical as well as expected performance metrics. The Company viewed LendingTree's revenue, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including: (1) LendingTree's market leading position and brand; (2) LendingTree's technological and operational expertise; and (3) the Company's expectation of significant growth in the online financial services and real estate market. LendingTree had a relatively short business history and was unprofitable in every year prior to 2002. As a result, the predominant portion of purchase price was based on the expected financial performance of LendingTree, and not the net asset value on the books at the time of the acquisition. This resulted in a significant amount of the purchase price being allocated to goodwill.

Hotwire Goodwill and Intangibles

        On November 5, 2003, the Company completed its acquisition of Hotwire, a leading discount travel website. Total consideration paid was $666.7 million in cash, plus the assumption of options to acquire approximately 0.5 million shares of IAC common stock, warrants to acquire approximately 0.1 million shares of IAC common stock, and 0.3 million restricted share units. In connection with the Hotwire acquisition, the consideration attributable to intangible assets and goodwill was $659.8 million. IAC obtained an independent valuation of identifiable intangible assets acquired. This valuation identified $126.8 million of intangible assets other than goodwill. The goodwill recognized amounted to $533.0 million. The trade name was identified as an indefinite lived intangible and $90.0 million was allocated to this asset. Intangibles with definite lives included supply relationships ($28.5 million), technology ($7.0 million) and customer lists ($1.3 million) and are being amortized over a weighted average period of 4.1 years. None of the amounts allocated to goodwill or intangible assets are tax deductible.

        The net purchase price paid for Hotwire was based on historical as well as expected performance metrics. The Company viewed Hotwire revenue, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including: (1) Hotwire's market leading position and brand; (2) Hotwire's business model, which complements the models of our other travel businesses; (3) growth opportunities in the markets in which Hotwire competes; and (4) Hotwire's technological and operational expertise. As a result, the predominant portion of purchase price was based on the expected financial performance of Hotwire, and not the net asset value on the books at the time of the acquisition. This resulted in a significant amount of the purchase price being allocated to goodwill.

Entertainment Publications Goodwill and Intangibles

        In connection with the Entertainment Publications acquisition, which was completed on March 25, 2003, the consideration attributable to intangible assets and goodwill was $314.0 million. IAC obtained an independent valuation of identifiable intangible assets acquired. This valuation identified $103.1 million of intangible assets other than goodwill. The goodwill recognized amounted to $210.9 million. The trade name was identified as an indefinite lived intangible and $48.7 million was allocated to this asset. Intangibles with definite lives included distribution lists ($36.9 million), merchant agreements ($11.7 million), technology ($4.4 million), and covenant not-to-compete ($1.4 million) and are being amortized over a weighted average period of 8.8 years. None of the amounts allocated to goodwill or intangible assets are tax deductible.

        The net purchase price paid for Entertainment Publications was based on historical as well as expected performance metrics. The Company viewed Entertainment Publications revenue, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including: (1) Entertainment Publications' business model complements the models of our other Local Services businesses; and (2) the early stages of Entertainment Publications' online migration. As a result, the predominant portion of purchase price was based on the expected financial performance of Entertainment Publications, and not the net asset value on the books at the time of the acquisition. This resulted in a significant amount of the purchase price being allocated to goodwill.

NOTE 5:    LONG-TERM OBLIGATIONS

	December 31,
	2004	2003
	(In thousands)
$750,000,000 7.00% Senior Notes (the "2002 Senior Notes") due January 15, 2013; interest payable each January 15 and July 15 commencing on July 15, 2003.	$750,000	$750,000
$360,845,000 6 3/4% Senior Notes (the "1998 Senior Notes") due November 15, 2005; interest payable each May 15 and November 15 commencing May 15, 1999.	360,845	360,845
$275,000,000 Warehouse Credit Lines due on demand.	199,454	—
$39,554,000 Installment Note Payable due January 31, 2006, 2007 and 2008.	39,554	—
Other long-term obligations maturing through 2022	16,140	13,776

Total gross long-term obligations	1,365,993	1,124,621
Fair value basis adjustment attributable to hedged debt obligations	407	(1,103)
Total unamortized discount	(4,412)	(571)

Total long-term obligations	1,361,988	1,122,947
Less current maturities	(565,273)	(2,850)

Long-term obligations, net of current maturities	$796,715	$1,120,097

        At December 31, 2004 current maturities of long-term obligations consist primarily of the $360.8 million of 1998 Senior Notes and the various warehouse lines of credit due on demand.

        One of the Company's subsidiaries, HLC, has various warehouse lines of credit that it uses to fund mortgage and home equity loans. HLC has available warehouse lines of credit of $275 million of which $199.5 million was outstanding at December 31, 2004. The interest rate under these lines of credit falls within a range of 30-day LIBOR plus 100 basis points to 30-day LIBOR plus 245 basis points, depending on the underlying quality of the loans in the borrowing base. Under the terms of the credit agreement, HLC is required to maintain various financial and other covenants.

        At December 31, 2004 the Company has outstanding two interest rate swap agreements with notional amounts of $250 million and $150 million, respectively, in each case related to a portion of the 2002 Senior Notes. During 2004, the Company sold other interest rate swap agreements for nominal gains, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps outstanding at December 31, 2004 and 2003 resulted in a gain of $0.4 million and a loss of $1.1 million, respectively, which have been recognized as an increase or reduction of the corresponding debt as applicable. See Note 6 for further discussion.

        In connection with the acquisition of HLC, the Company is committed to pay a portion of the purchase price payments to former shareholders under an installment note payable in three future installments. These payments are due annually with $9.6 million due January 31, 2006, $10.0 million due January 31, 2007 and $20.0 million due January 31, 2008 and are recorded net of imputed interest of $4.1 million.

        During 2003, the Company repurchased $92.2 million principal amount of the 1998 Senior Notes resulting in losses of $8.6 million.

        On December 16, 2002, IAC issued the 2002 Senior Notes, which are guaranteed by USANi LLC. The USANi LLC guaranty will terminate whenever the 1998 Senior Notes, co-issued by IAC and USANi LLC, cease to be outstanding or its obligations under the 1998 Senior Notes and the related indenture are discharged or defeased pursuant to the terms thereof.

        Aggregate contractual maturities of long-term obligations are as follows (in thousands):

Years Ending December 31,
2005	$565,273
2006	11,999
2007	9,698
2008	17,547
2009	258
Thereafter	757,213

$1,361,988

        At December 31, 2004 and 2003, the Company leased certain IT equipment under capital leases with interest rates ranging from approximately 4.00% to 12.00%. Included in other long-term obligations above as of December 31, 2004 are capital lease obligations totaling approximately $8.3 million, net of interest of $0.2 million. Included in other long-term obligations above as of December 31, 2003 are capital lease obligations totaling approximately $3.9 million, net of interest of $0.3 million. Total fixed assets under capital leases at December 31, 2004 and 2003 approximate $13.9 million and $10.6 million, respectively, with accumulated depreciation of approximately $5.9 million and $5.8 million, respectively.

NOTE 6:    DERIVATIVE INSTRUMENTS

        IAC's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. This policy enables IAC to manage its exposure to the impact of interest rate changes. As such, from time to time, IAC may enter into interest rate swap transactions designated as fair value hedges with financial institutions to modify the interest characteristics on a portion of its long-term debt. In 2004 and 2003, the Company entered into various interest rate swap agreements related to a portion of the 2002 Senior Notes. The interest rate swaps allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on LIBOR, which effectively changes the Company's interest rate exposure on a portion of the debt. As of December 31, 2004 and 2003, of the $750 million total notional amount of the 2002 Senior Notes, the interest rate is fixed on $350 million with the balance of $400 million remaining at a floating rate of interest based on the spread over 6-month LIBOR. To further manage risk, the Company sold swap agreements for nominal gains during 2004, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at December 31, 2004 and 2003 resulted in a gain of $0.4 million and a loss of $1.1 million, respectively. The fair value of the contracts has been recorded on the accompanying balance sheet as of December 31, 2004 in other non-current assets with a corresponding offset to the carrying value of the related debt. The gain or loss on the derivative in the period of change and the loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations and are offsetting.

        In December 2004, the Company acquired HLC and in connection with its mortgage banking operations is exposed to additional interest rate risk. The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. HLC hedges the changes in fair value of the loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are documented as fair value hedges.

        The fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. The Company formally designates and documents these hedging relationships as fair value hedges. For loans held for sale that are hedged with forward delivery contracts, the carrying value is adjusted for the change in market value during the time the hedge was deemed to be highly effective. The effective portion of the derivative and loss or gain of the hedged item attributable to the hedged risk are recognized in the statement of operations as a component of revenue and are offsetting. If it is determined that the hedging relationship is not highly effective as a hedge, hedge accounting is discontinued. When hedge accounting is discontinued, the changes in fair value of derivative instruments are no longer offset with changes in value of the previously hedged loans held for sale and the difference is reflected in current earnings as a component of revenue. The fair value of the hedge instrument is recorded within other current assets in the accompanying balance sheet. During 2004, the amount of hedge ineffectiveness on loans held for sale resulted in the Company recognizing $0.5 million in gains.

        HLC enters into commitments with consumers to originate loans at a locked in interest rate (interest rate lock commitments—"IRLCs"). IAC reports IRLCs as derivative instruments in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. Similar to loans held for sale, the fair value of IRLCs is subject to change primarily due to changes in interest rates and fallout factors. Under HLC's risk management policy, HLC hedges the changes in fair value of IRLCs primarily by entering into forward delivery contracts which can reduce the volatility of earnings. Both the IRLCs and the related hedging instrument do not qualify for hedge accounting and are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue in the accompanying statement of operations. The change in the fair value of these derivative instruments resulted in a loss of $0.1 million during 2004, which has been reflected in the accompanying statement of operations. The IRLCs are recorded as a component of other current assets in the accompanying balance sheet.

        IAC's objective in managing its foreign exchange risk is to reduce its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position. IAC's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar, primarily the Euro, British Pound Sterling and Canadian Dollar. The Company is also exposed to foreign currency risk related to its non-U.S. dollar denominated assets and liabilities. As such, from time to time, IAC may enter into forward contracts or swap transactions designated as cash flow hedges with financial institutions to protect against the volatility of future cash flows caused by changes in currency exchange rates in order to reduce, but not always entirely eliminate, the impact of currency exchange rate movements of these local currencies.

        On April 29, 2003, one of the Company's foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. This derivative contract has been designated as a cash flow hedge for accounting purposes and foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in our statement of operations and are offsetting. In addition, the remaining effective portion of the derivative's gain/loss is recorded in other comprehensive income until the liability is extinguished. The change in fair value of this foreign exchange forward contract at December 31, 2004 and 2003 resulted in an unrealized loss of $10.8 million and $5.7 million, respectively.

        On November 26, 2003, one of the Company's subsidiaries entered into a ten-year cross currency swap with a notional amount of Euro 39 million which is to mature on October 30, 2013 and is used to hedge against the change in value of an asset denominated in a currency other than the subsidiary's functional currency. This swap enables the Company to pay Euro at a rate of the three-month EURIBOR plus 0.50% on Euro 39 million. In exchange the Company receives 4.9% interest on $46.4 million in U.S. dollars. In addition, on April 14, 2004, one of the Company's subsidiaries entered into a cross currency swap with a notional amount of Euro 38.2 million which is to mature on April 7, 2014 and is used to hedge against the change in value of an asset in a similar manner to the swap described above. This swap enables the Company to pay Euro at a rate of the six-month EURIBOR plus 0.90% on Euro 38.2 million. In exchange the Company receives 5.47% interest on $45.9 million U.S. dollars. At the respective dates of maturity, these agreements call for the exchange of notional amounts. These derivative contracts have been designated as cash flow hedges for accounting purposes and foreign exchange re-measurement gains and losses related to these contracts and assets are recognized each period in our statement of operations and are offsetting. In addition, the remaining effective portion of these derivative's gain/loss is recorded in other comprehensive income until the hedged items are extinguished. The change in fair value of these cross currency swaps at December 31, 2004 and 2003 resulted in an unrealized loss of $12.8 million and $3.3 million, respectively. There was no ineffectiveness related to these cash flow hedges reported in the statement of operations for any periods presented.

        Periodically, IAC Travel has purchased 30 day foreign currency forwards in order to mitigate the effects of the changes in exchange rates between the time in which payables to hotel vendors in foreign countries are recorded and when they are settled. The changes in fair value of these foreign currency forwards are included as a component of cost of sales in the accompanying statement of operations. During the years ended December 31, 2004, 2003 and 2002, the Company recognized nominal gains from forward contracts. As of December 31, 2004 there were no foreign currency forwards outstanding.

NOTE 7:    INCOME TAXES

        U.S. and foreign earnings (loss) from continuing operations before income tax and minority interest are as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
U.S.	$384,860	$240,021	$263,910
Foreign	(6,184)	22,370	(150,713)

Total	$378,676	$262,391	$113,197

        The components of income tax expense attributable to continuing operations are as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Current income tax expense (benefit):
Federal	$114,426	$200,105	$83,067
State	44,963	26,277	20,333
Foreign	49,074	13,964	5,980

Current income tax expense (benefit)	208,463	240,346	109,380

Deferred income tax (benefit) expense:
Federal	4,584	(135,360)	(34,567)
State	(19,002)	(31,728)	(9,686)
Foreign	(14,859)	(2,567)	—

Deferred income tax (benefit) expense	(29,277)	(169,655)	(44,253)

Income tax expense	$179,186	$70,691	$65,127

        The current income tax payable has been reduced by $95.7 million, $317.1 million and $7.6 million for the years ended December 31, 2004, 2003 and 2002, respectively, for tax deductions attributable to stock based compensation. The related income tax benefits of this stock based compensation were recorded as amounts charged or credited to additional paid-in capital or a reduction in goodwill.

        The Company redomiciled the place of management of one of its foreign subsidiaries in 2004 to the U.S. The tax impact of the transaction was a foreign tax provision of $24 million (net of NOLs benefited of $28 million), fully offset by U.S. foreign income tax credits. Previously unbenefited foreign NOLs of $80 million expired unutilized as a result of the transaction.

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below. The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	Years Ended December 31,
	2004	2003
Deferred tax assets:
Inventory	$4,862	$8,840
Provision for accrued expenses	49,508	32,656
Capital loss carryforwards	1,440	19,604
Deferred revenue	11,960	32,771
Net operating loss carryforwards	265,245	520,811
Tax credit carryforwards	12,458	21,114
Capitalized R&D expenditures	29,234	33,844
Stock based compensation	87,013	40,197
Other	54,851	8,038

Total deferred tax assets	516,571	717,875
Less valuation allowance	(138,379)	(390,531)

Net deferred tax assets	$378,192	$327,344

Deferred tax liabilities:
Property, plant and equipment	$(2,854)	$(3,716)
Prepaid expenses	(31,071)	(18,782)
Intangible and other assets	(1,551,540)	(1,556,991)
Investment in subsidiaries	(95,871)	(66,031)
VUE Limited Partnership	(1,036,376)	(1,063,147)

Total deferred tax liabilities	$(2,717,712)	$(2,708,667)

Net deferred tax liability	$(2,339,520)	$(2,381,323)

        Included within Deferred charges and other assets on the accompanying consolidated balance sheet at December 31, 2004 is a non-current deferred tax asset of $29.5 million.

        At December 31, 2004, the Company had federal and state net operating loss carryforwards ("NOLs") of approximately $308 million and $793 million, respectively. If not utilized, the federal NOLs will expire at various times between 2012 and 2023, and the state NOLs will expire at various times between 2007 and 2024. Utilization of approximately $56 million and $246 million of federal NOLs will be subject to limitations under Sections 382 and 1502 of the Internal Revenue Code of 1986, as amended, respectively. In addition, utilization of certain state NOLs may be subject to limitations under state laws similar to Sections 382 and 1502 of the Internal Revenue Code of 1986. At December 31, 2004, the Company had foreign NOL carryforwards of approximately $548 million available to offset future income. Of these foreign losses, approximately $545 million can be carried forward indefinitely, and approximately $3 million will expire within five years. Utilization of approximately $407 million of foreign NOL carryforwards will be subject to annual limitations based on taxable income. During 2004, the Company recognized tax benefits for the utilization of NOLs of approximately $177 million, of which $43 million related to foreign operations. Of this amount $134 million was recorded as an increase of additional paid in capital or a reduction of goodwill.

        During 2004, the Company's valuation allowance decreased by approximately $252 million. Approximately $132 million of this reduction was recorded as a reduction of goodwill as a result of NOLs benefited on acquired entity NOLs or an increase to additional paid-in capital as a result of NOLs benefited on amounts generated from excess stock based compensation deductions. The remaining $120 million valuation allowance decrease is primarily due to foreign NOLs that expired unutilized or foreign NOLs for which the benefit was recognized in 2004 due to the tax impact of the change in domicile of a foreign subsidiary (discussed above). At December 31, 2004, the Company had a valuation allowance of approximately $138 million related to the portion of tax operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. The tax benefit for approximately $28 million of valuation allowance recorded at December 31, 2004 will be applied as a reduction of goodwill or an increase to additional paid-in capital, if recognized in future years.

        A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Income tax expense at the federal statutory rate of 35%	$132,537	$91,837	$39,619
State income taxes, net of effect of federal tax benefit	16,457	3,866	9,700
Foreign income taxed at a different statutory tax rate	2,566	7,473	6,885
Incremental tax on unremitted earnings of certain non-U.S. subsidiaries	7,799	7,409	552
Foreign income taxes related to the change in domicile of a foreign subsidiary	52,441	—	—
NOLs utilized due to the change in domicile of a foreign subsidiary	(27,994)	—	—
Amortization of intangibles	11,822	24,844	25,952
Impairment of non-deductible goodwill	56,207	—	—
Change in valuation allowance	7,175	(34,243)	(29,008)
Effect of change in estimated combined state tax rate	—	(13,261)	—
Tax exempt income	(4,845)	(7,616)	(4,767)
Foreign income tax credits utilized	(56,578)	(4,615)	11
Other, net	(18,401)	(5,003)	16,183

Income tax expense	$179,186	$70,691	$65,127

        The Company settled its IRS examination for the years ended December 31, 1997 through 2000. This settlement is currently under review by the IRS Joint Committee of Taxation ("JCT"). It is reasonably possible that there will be a resolution of this IRS examination in 2005. The Company is routinely under audit by federal, state, local and foreign authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. The Company has recently been notified that the IRS will conduct a new routine tax return audit which will cover the periods

2001 through 2003. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns; however, the amount ultimately paid upon resolution of issues raised may differ from the amount provided. In 2004, the Company made a cash refund claim to the IRS of approximately $14.1 million related to amended prior year income tax returns, of which $10 million was established through the tax provision in the current year.

        In accordance with APB No. 23, no federal and state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $19.2 million at December 31, 2004. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

NOTE 8:    COMMITMENTS

        The Company leases satellite transponders, computers, warehouse and office space, equipment and services used in connection with its operations under various operating leases, many of which contain escalation clauses.

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2005	$103,734
2006	77,167
2007	66,125
2008	54,970
2009	49,099
Thereafter	114,221

Total	$465,316

        Expenses charged to operations under these agreements were $148.5 million, $139.3 million and $94.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt, as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 year	1–3 years	3–5 years
Letters of Credit	$78,298	$76,384	$1,791	$123
Purchase Obligations	69,584	44,941	24,643	—
Guarantees	87,498	85,531	1,656	311

Total Commercial Commitments	$235,380	$206,856	$28,090	$434

        The letters of credit ("LOC's") consist of standby LOC's as well as trade LOC's. The standby LOC's are primarily extended to certain hotel properties to secure payment for the potential purchase of hotel rooms. There have been no claims made against any letters of credit. The trade LOC's primarily relate to HSN and are used for inventory purchases. Trade LOC's are guarantees of payment based upon the delivery of goods. Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction. The purchase obligations primarily relate to two national telecommunications contracts with certain vendors related to data transmission lines and telephones. The guarantees primarily relate to guarantees to the U.K. Civil Aviation Authority for the potential non-delivery of travel sold in the U.K. market as agents are required to be bonded in the U.K. in the event that tour operators cannot fulfill their obligations.

NOTE 9:    RESTRUCTURING CHARGES

        Restructuring related expenses were approximately $1.5 million, $0.1 million and $54.1 million in 2004, 2003 and 2002, respectively. The 2004 amounts are principally comprised of (1) asset impairments and severance costs related to the shut down of certain HSN facilities as HSN migrates certain operations to its new fulfillment center in Tennessee and (2) severance and other costs associated with the elimination of certain non-core business lines at the Personals segment. These charges were partially offset by the reversal of reserves related primarily to the favorable resolution of a contractual arrangement with a supplier, as well as the settlement of an uncollectible receivable that had been previously written off related to the restructuring of HSN's U.K. offices.

        The 2003 amounts are principally comprised of $3.1 million related to the write-down of a receivable from the 2002 restructuring of HSN's U.K. offices, $1.2 million related to facility closure costs at uDate's Derby, U.K. facility as the back-office operations of uDate were combined with Match International, and $1.4 million for PRC related to employee terminations due principally to the decline in the teleservicing market. Such restructuring charges were offset by the reversals of contingent costs for terminated employees, which are no longer probable of occurrence.

        The 2002 amounts are principally comprised of $14.8 million for HSN International related to the shut-down of HSN-Espanol, the Company's Spanish language electronic retailing operation, due to high costs of carriage and disappointing sales per home due to the fragmented market, $7.9 million for PRC related principally to the shut down of three call centers and employee terminations due principally to the decline of the teleservices market, and $31.4 million related to the write-off of the Company's investment in HSE-Italy.

        Costs that relate to ongoing operations are not part of the restructuring charges and are not included in "Restructuring" on the statement of operations. Furthermore, all inventory adjustments that resulted from the actions are classified as operating expenses in the statement of operations.

        In 2004, 2003 and 2002 the charges associated with the restructurings were as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Continuing lease obligations	$83	$618	$1,234
Asset impairments	3,390	3,061	4,642
Employee termination costs	1,989	(2,635)	3,920
Write-down of prepaid cable distribution fees	—	—	10,852
HSE-Italy	—	—	31,411
Other	(3,920)	(1,023)	2,071

	$1,542	$21	$54,130

        Continuing lease obligations primarily relate to vacated office space of uDate's Derby, UK facility as well as excess call center, warehouse and office space of PRC and HSN. Asset impairments relate primarily to the shut down of HSN's Salem, VA facility and leasehold improvements that are being abandoned. Employee termination costs relate primarily to severance and other costs related to the shutdown of HSN facilities, the elimination of certain non-core businesses at the Personals Segment as well as severance costs at PRC. Prepaid cable distribution fees relate to non-refundable upfront amounts paid by HSN-Espanol for carriage, primarily in Mexico. Other in 2004 primarily relates to the settlement of an uncollectible receivable that had been previously written off related to the restructuring of HSN's U.K. offices.

        As of December 31, 2004 and 2003, the remaining accrual balance related to restructuring charges was $1.8 million and $5.0 million, respectively. During 2004, the Company made payments of approximately $3.4 million related principally to lease obligations for abandoned facilities and employee severance costs. The 2004 balance relates primarily to ongoing obligations for facility leases and employee termination agreements, and are expected to be paid out according to the terms of these arrangements.

NOTE 10:    SHAREHOLDERS' EQUITY

Description of Common Stock and Class B Convertible Common Stock

        With respect to matters that may be submitted to a vote or for the consent of IAC's shareholders generally, including the election of directors, each holder of shares of IAC common stock, IAC Class B common stock and IAC preferred stock vote together as a single class. In connection with any such vote, each holder of IAC common stock is entitled to one vote for each share of IAC common stock held, each holder of IAC Class B common stock is entitled to ten votes for each share of IAC Class B common stock held and each holder of IAC preferred stock is entitled to two votes for each share of IAC preferred stock held. Notwithstanding the foregoing, the holders of shares of IAC common stock, acting as a single class, are entitled to elect 25% of the total number of IAC's directors, and, in the event that 25% of the total number of directors shall result in a fraction of a director, then the holders of shares of IAC common stock, acting as a single class, are entitled to elect the next higher whole number of IAC's directors. In addition, Delaware law requires that certain matters be approved by the holders of shares of IAC common stock, holders of IAC Class B common stock or holders of IAC preferred stock voting as a separate class.

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

        In the event that IAC issues or proposes to issue any shares of IAC common stock or Class B common stock (including shares issued upon exercise, conversion or exchange of options, warrants and convertible securities), Liberty will have preemptive rights that entitle it to purchase a number of IAC common shares so that Liberty will maintain the identical ownership interest in IAC that Liberty had immediately prior to such issuance or proposed issuance. Any purchase by Liberty will be allocated between IAC common stock and Class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Liberty opts to acquire shares of IAC common stock in lieu of shares of IAC Class B common stock. During 2004, Liberty did not exercise any of its preemptive rights. During 2003 the Company received proceeds of approximately $1.2 billion related to the sale of 48.7 million shares of common stock to Liberty, pursuant to Liberty's preemptive rights in relation to the Ticketmaster merger, the uDate acquisition, the Expedia and Hotels.com mergers and in connection with IAC option exercises between May 2, 2003 and June 3, 2003.

Description of Preferred Stock

        IAC's Board of Directors has the authority to designate, by resolution, the powers, preferences, rights and qualifications, limitations and restrictions of preferred stock issued by IAC without any further vote or action by the shareholders. Any shares of preferred stock so issued would have priority over shares of IAC common stock and shares of IAC Class B common stock with respect to dividend or liquidation rights or both.

        In connection with the 2002 acquisition of a controlling interest in Expedia, Inc., IAC issued an aggregate of approximately 13.1 million preferred shares, par value $0.01 per share, designated as "Series A Cumulative Convertible Preferred Stock," each having a $50.00 face value and a term of 20 years, which is referred to in this document as IAC preferred stock. Each share of IAC preferred stock is convertible, at the option of the holder at any time, into that number of shares of IAC common stock equal to the quotient obtained by dividing $50 by the conversion price per share of IAC common stock. The conversion price is initially equal to $33.75 per share of IAC common stock and is subject to downward adjustment if the price of IAC common stock exceeds $35.10 at the time of conversion pursuant to a formula set forth in the certificate of designation for the IAC preferred stock. At the end of the 20-year term, all then outstanding shares of IAC preferred stock shall automatically be converted into shares of IAC common stock. Shares of IAC preferred stock may be put to IAC at the option of the holder thereof on the fifth, seventh, tenth and fifteenth anniversary of February 4, 2002 for cash or stock at IAC's option. IAC also has the right to redeem the shares of IAC preferred stock for cash or stock commencing on the tenth anniversary of February 4, 2002. In the event of a voluntary or involuntary liquidation, dissolution or winding-up of IAC, holders of IAC preferred stock will be entitled to receive, in preference to any holder of IAC common stock or IAC Class B common stock, an amount per share equal to all accrued and unpaid dividends plus the greater of (a) face value, or (b) the liquidating distribution that would be received had such holder converted the IAC preferred stock into IAC common stock immediately prior to the liquidation, dissolution or winding-up of IAC. The preferred shares bear interest at 1.99%, payable quarterly in cash or stock at IAC's option. If IAC elects to pay cash, the amount is approximately $13.1 million on an annual basis. The Company paid cash dividends of $13.1 million, $13.1 million and $11.8 million in the years ended December 31, 2004, 2003 and 2002, respectively.

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

Note Receivable from Key Executive for Common Stock Issuance

        In connection with the employment of Barry Diller as Chief Executive Officer in August 1995, the Company agreed to sell Mr. Diller 1,767,952 shares of IAC common stock ("Diller Shares") at $5.6563 per share for cash and a non-recourse promissory note in the approximate amount of $5.0 million, secured by approximately 1,060,000 shares of IAC Common Stock. The promissory note is due on the earlier of (i) the termination of Mr. Diller's employment, or (ii) September 5, 2007.

Stockholders Agreement

        Mr. Diller, Chairman of the Board and Chief Executive Officer of the Company, through BDTV, INC., BDTV II, INC., BDTV III, INC., BDTV IV, INC., his own holdings and pursuant to the Stockholders Agreement among Mr. Diller, Universal, Liberty, and Vivendi (the "Stockholders Agreement"), has the right to vote approximately 20.9% (132,543,022 shares) of IAC's outstanding common stock, and 100% (64,629,996 shares) of IAC's outstanding Class B common stock at December 31, 2004. As a result, Mr. Diller controls 59.7% of the outstanding total voting power of the Company as of December 31, 2004 and is effectively able to control the outcome of nearly all matters submitted to a vote of the Company's shareholders. Liberty holds substantially all of the economic interest in, and Mr. Diller holds all of the voting power in, the shares of IAC stock held by the BDTV entities listed above.

Reserved Common Shares

        In connection with equity compensation plans, warrants, and other matters, 197,443,495 shares of IAC common stock were reserved as of December 31, 2004.

Stock-Based Warrants

        At December 31, 2004, warrants (in thousands) to acquire shares of IAC common were outstanding as follows:

	Average Strike per Share	Expiration Date	Number of IAC common shares underlying Warrants outstanding at December 31, 2004
Issued in 2002 Expedia deal	$35.10	2/4/09	14,591
Issued in Vivendi deal:
Tranche 1	$27.50	2/7/12	24,187
Tranche 2	$32.50	2/7/12	8,000
Converted Expedia:
Tranche 1	$13.41	2/4/09	23,709
Other	$13.12	11/7/05–5/19/10	666

	$24.79		71,153

        In addition to the warrants outstanding as noted above, Hotels.com entered into several exclusive affiliate distribution and marketing agreements and agreed to issue warrants to purchase shares of its common stock to affiliates if they achieved certain performance targets. As a result of the Company's assumption of Hotels.com warrants in the merger, at December 31, 2004, the Company had contingently issuable warrants to purchase approximately 2.1 million shares of IAC common stock under such agreements. Such warrants will be issued at fair market value on the date of issuance if and when earned.

        On September 17, 2004, warrants to acquire 4.2 million shares of IAC common stock issued in conjunction with the Ticketmaster merger expired unexercised. The strike prices ranged from $32.09 to $64.17. During 2004 there were no material warrant exercises.

        On June 30, 2003 pursuant to the exercise, as Barry Diller's designee, of a right of first refusal, the Company repurchased from Vivendi warrants to acquire 28.2 million shares of IAC common stock for an aggregate purchase price of $407.4 million.

        On June 23, 2003, in conjunction with the Hotels.com merger, IAC issued to former warrant holders of Hotels.com, warrants to acquire 1.2 million shares of IAC common stock. Due to the termination of the Travelocity affiliate relationship in September 2003, 0.8 million remaining outstanding Travelocity warrants were cancelled.

        On August 8, 2003, in conjunction with the Expedia merger, IAC purchased for $32.2 million approximately 0.8 million warrants which were issued by Expedia in February 2002. In addition, IAC issued to former warrant holders of Expedia, warrants to acquire 24.5 million shares of IAC common stock. During 2003, 0.3 million warrants were exercised into IAC common stock for proceeds of $3.9 million.

Common Stock Exchangeable for Preferred Interest

        NBC Universal, Inc.'s current beneficial ownership in IAC is in the form of 43.2 million shares of IAC common stock and 13.4 million shares of Class B common stock (for a total of 56.6 million IAC shares). Such number of shares is required to be held by Universal Studios, Inc. or its affiliates in connection with Universal's obligations related to our ownership of the Class B preferred interest in

VUE. The preferred is to be settled by Universal at its then face value with a maximum of approximately 56.6 million IAC common shares, provided that Universal may substitute cash in lieu of shares of IAC common stock (but not IAC Class B common stock), at its election. If IAC's share price exceeds $40.82 per share at the time of settlement, fewer than 56.6 million shares would be received. The value of 56.6 million shares of $1.4 billion has been reclassified from Additional Paid in Capital to Common Stock Exchangeable for Preferred Interest, which account is presented on a separate line item outside of Shareholders' Equity. The value of the shares will not be adjusted, unless the value of IAC common stock suffers a decline in value that is other than temporary over the twenty-year holding period.

Common Stock Repurchases

        In November 2004, IAC announced that its Board of Directors authorized the repurchase of up to 80 million shares of IAC common stock. This authorization is in addition to the 22.9 million shares IAC has remaining under the repurchase authorizations announced in March 2003 and November 2003, which initially covered a total of 80 million shares. IAC may purchase shares over an indefinite period of time, on the open market or through private transactions, depending on those factors IAC deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. During 2004 and 2003, IAC purchased 15.8 million and 41.3 million shares for aggregate consideration of $426.9 million and $1.4 billion, respectively. At December 31, 2004, IAC had 102.9 million shares remaining in its authorization.

Restricted Stock Units

        Restricted Stock Units ("RSUs") are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU equal to the market price of IAC common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined at the time of grant. However, under the terms of outstanding IAC RSU awards, at time of vest, all awards to international employees are to be settled in cash. The Company follows the guidance of SFAS No. 148 and accounts for these international awards as liabilities which are marked to market each reporting period through earnings. At December 31, 2004 approximately 0.6 million international awards were outstanding. Each RSU grant is subject to a vesting requirement that includes one or both of service-based vesting where a specific period of continued employment must pass before an award vests, and performance-based vesting where certain performance targets set at the time of grant must be achieved before an award vests. Pursuant to the plans under which IAC awards RSUs, IAC may make adjustments to the number and kind of shares covered by the RSUs granted to reflect any changes in corporate capitalization (including a change in the number of shares of outstanding common stock) resulting from a stock split or a corporate transaction, such as a merger, consolidation, separation, including a spin-off or other distribution of stock or property, reorganization or liquidation or other similar type of transaction. The Company recognizes expense for all stock-based instruments granted or modified after January 1, 2003. For domestic RSU grants, the accounting charge is measured at fair value at the grant date and amortized ratably as non-cash compensation over the vesting term. The expense associated with international RSU awards is initially measured at fair value at the grant date and amortized ratably, subject to mark-to-market adjustments for changes in the price of IAC common stock, as compensation expense within general and administrative expenses.

NOTE 11:    CONTINGENCIES

        In the ordinary course of business, the Company is a party to various lawsuits. In the opinion of management, the ultimate outcome of these lawsuits should not have a material impact on the liquidity, results of operations, or financial condition of the Company. The Company also evaluates other potential contingent matters, including value-added tax, transient occupancy or accommodation tax and similar matters. IAC does not believe that the amount of liability that could be reasonably possible with respect to these matters would have a material adverse effect on its financial results.

NOTE 12:    BENEFIT PLANS

        IAC has a retirement savings plan in the United States, that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 16% of their pretax salary, but not more than statutory limits. IAC contributes fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's earnings. Matching contributions for all plans were $12.5 million, $7.5 million, and $4.5 million in fiscal 2004, 2003, and 2002. Matching contributions are invested proportionate to each participant's voluntary contributions in the investment options provided under the plan. Investment options in the plan include IAC common stock, but neither participant nor our matching contributions are required to be invested in IAC common stock.

NOTE 13:    STOCK COMPENSATION PLANS

        IAC currently has a total of sixteen equity based compensation plans under which options and other equity awards are outstanding, including plans assumed in acquisitions. During the current year, one of these plans was assumed in connection with the acquisition of ServiceMagic. The provisions of these plans are similar in that each plan generally has a term of ten years with awards under those plans vesting generally over a four-year period for stock options and over a five-year period for RSUs. Eleven of the sixteen plans, including those assumed, have no additional options or other equity awards available for future grant. Although five of the remaining plans still have additional options or other equity awards available for future grant, the Company intends on only granting future awards from three of its currently active plans. These remaining three compensation plans cover outstanding options to acquire shares of IAC common stock and RSUs and provide for the future grant of options and other equity awards.

        The following information is with respect to three plans under which future awards may be granted. Under the IAC 2000 Stock and Annual Incentive Plan, the Company initially was authorized to grant options, restricted stock and other equity based awards for up to 20,000,000 shares of IAC common stock to its employees, officers, directors and consultants. Under the 1997 Stock and Annual Incentive Plan, the Company initially was authorized to grant options, restricted stock and other equity based awards for up to 40,000,000 shares (adjusted to reflect IAC's 2-for-1 stock split in 2000) of IAC common stock to its employees, officers, directors and consultants. Finally, under the Silver King Communications, Inc. 1995 Stock Incentive Plan, the Company initially was authorized to grant options, restricted stock and other equity awards for up to 6,000,000 shares of common stock to its employees, officers and consultants.

        Each of the three plans mentioned above has a stated term of ten years and provides that the exercise price of options granted generally will not be less than the market price of the Company's common stock on the date of grant. The plans do not specify grant dates or vesting schedules as those determinations are delegated to the Compensation/Benefits Committee of the Board of Directors (the "Committee") and each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Option awards to date have generally vested in equal annual installments over a four-year period from the date of grant. A summary of changes in outstanding options under the stock option plans is as follows:

	December 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price($)	Shares	Weighted Average Exercise Price($)	Shares	Weighted Average Exercise Price($)
	(Shares in thousands)
Outstanding at beginning of period	97,670	$11.42	68,013	$11.29	84,426	$12.51
Granted or issued, principally, in connection with mergers	835	9.06	56,421	12.02	2,599	28.05
Exercised	(17,409)	8.46	(22,409)	11.79	(9,208)	15.70
Cancelled	(3,748)	15.51	(4,355)	14.17	(9,804)	21.99

Outstanding at end of period	77,348	11.77	97,670	11.42	68,013	11.29

Options exercisable	66,172	$11.26	69,344	$10.12	58,850	$9.37

Available for grant	11,634		17,340		16,609

        The weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $22.41, $18.38, and $13.35 respectively.

        The following table summarizes the information about options outstanding and exercisable as of December 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at December 31, 2004	Weighted Average Exercise Price
	(Share amounts in thousands)
$2.50 to $5.00	18,602	1.5	$4.27	16,954	$4.40
$5.01 to $10.00	31,523	2.1	8.35	30,949	8.36
$10.01 to $15.00	8,406	5.3	12.39	4,086	12.50
$15.01 to $20.00	4,955	7.1	17.09	2,873	17.30
$20.01 to $25.00	7,424	6.0	22.97	6,052	23.02
$25.01 to $30.00	4,231	5.9	28.19	3,324	27.93
$30.01 to $35.00	309	7.4	32.71	150	32.88
$35.01 to $40.00	135	8.1	37.69	57	37.47
$40.01 to $45.00	1,649	5.1	41.40	1,613	41.39
$45.01 to $50.00	114	5.0	45.79	114	45.79

	77,348	3.3	$11.77	66,172	$11.26

        Under the IAC 2000 Stock and Annual Incentive Plan and the 1997 Stock and Annual Incentive Plan, IAC has approximately 9.3 million shares of restricted stock and RSUs outstanding at December 31, 2004, which vest principally over a period of five years, including 5.9 million units issued in 2004. The weighted average fair value of restricted stock and RSUs granted during the years ended December 31, 2004 and 2003 was $29.84 and $27.14 respectively.

NOTE 14:    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for 2004

        In 2004, the Company incurred non-cash distribution and marketing expense of $18.0 million and non-cash compensation expense of $241.7 million. Amortization of non-cash distribution and marketing expense consists mainly of non-cash advertising secured from Universal Television as part of the VUE Transaction. The non-cash advertising from Universal has been used primarily for the benefit of Expedia, which runs television advertising primarily on the USA and Sci Fi cable channels without any cash cost. Ticketmaster and Match.com also recognized non-cash distribution and marketing expense related to barter arrangements, which expired in March 2004, for distribution secured from third parties. The advertising provided has been secured by IAC, which in turn has retained the non-cash advertising pursuant to an agreement with Universal as part of the VUE Transaction. Sufficient advertising has been secured to satisfy existing obligations.

        In 2004, IAC recognized $39.9 million of paid-in-kind interest income on the VUE Series A Preferred received in connection with the VUE Transaction.

        In 2004, the Company recognized pre-tax income of $32.0 million on equity earnings in unconsolidated subsidiaries, including income of $16.2 million from its 5.44% proportionate share in VUE.

        In 2004, the Company recognized non-cash revenues of $15.3 million as a result of deferred revenue recorded in connection with its various acquisitions.

        In 2004, the Company recognized $184.8 million of goodwill impairment, resulting from the write-down of the goodwill at the Teleservices segment.

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

        In 2003, the Company incurred non-cash distribution and marketing expense of $51.4 million and non-cash compensation expense of $128.2 million. Amortization of non-cash distribution and marketing expense consists mainly of Hotels.com performance warrants issued to obtain distribution and non-cash advertising secured from Universal Television as part of the VUE Transaction. With the termination of the Travelocity affiliate agreement in September 2003, all outstanding unvested Travelocity warrants were cancelled.Ticketmaster and Match.com also recognize non-cash distribution and marketing expense related to barter arrangements for distribution secured from third parties, whereby advertising is provided by Ticketmaster and Match.com to a third party in return for distribution over the third party's network.

        In 2003, IAC recognized $37.3 million of paid-in-kind interest income on the VUE Series A Preferred received in connection with the VUE Transaction.

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

        On May 1, 2002, IAC acquired all of the equity interests of TV Travel Shop. In connection with the acquisition, IAC issued 1.6 million shares of IAC common stock valued at approximately $48.1 million.

        On May 31, 2002, the Company redeemed in full the Savoy Debentures. The Company recorded a loss of $2.0 million, of which $1.4 million was related to the write-off of deferred finance costs.

        In connection with the VUE Transaction on May 7, 2002, shares of USANi LLC held by Liberty were exchanged for 7.1 million shares of IAC common stock.

        On June 27, 2002, the Company and Liberty completed the exchange of Liberty's Home Shopping Network ("Holdco") shares, with the Company issuing an aggregate of 31.6 million shares of IAC common stock and 1.6 million shares of IAC Class B common stock.

        In 2002, the Company incurred non-cash restructuring charges of $46.6 million related to various initiatives across business segments.

        In 2002, the Company incurred non-cash distribution and marketing expense of $37.3 million and non-cash compensation expense of $15.6 million.

        In 2002, IAC recognized $23.0 million of paid-in-kind interest income on the VUE Series A Preferred received in connection with the VUE Transaction.

        In 2002, the Company recognized non-cash net revenues of $31.9 million as a result of deferred revenue recorded in connection with its various acquisitions.

        In 2002 the Company recognized pre-tax losses of $123.6 million on equity losses in unconsolidated subsidiaries, resulting primarily from HOT Networks, which operates electronic retailing operations in

Europe. In 2002, the Company also recognized $22.2 million related to goodwill impairment, which was related to a contingent purchase price adjustment.

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash paid during the period for:
Interest	$77,156	$59,344	$37,962
Income tax payments	119,486	105,510	26,428
Income tax refund	(7,405)	(3,430)	(967)

NOTE 15:    RELATED PARTY TRANSACTIONS

Continuing Operations

        The Company has various agreements with Microsoft Corporation ("Microsoft"), including a services agreement for use of data center services by Expedia and partner agreements, licensing agreements and support agreements with various subsidiaries, including Match.com and LendingTree. Total fees paid with respect to these agreements in 2004, 2003 and 2002 were approximately $54.3 million, $42.0 million and $24.0 million, respectively. Amounts payable related to these various agreements at December 31, 2004 and 2003 were $7.5 million and $7.6 million, respectively.

        At December 31, 2004, and 2003, accounts and notes receivable net, and deferred charges and other included amounts receivable from VUE of $45.1 million and $55.3 million, respectively, related to cross promotional advertising secured pursuant to the VUE Transaction.

        During 2004 and 2003, the Company received $4.6 million and $2.0 million, respectively, which represents tax distributions relating to the Company's 5.44% investment in VUE. Additional VUE tax distributions on account of income related to IAC's preferred interests in VUE are the subject of a dispute between the Company and Vivendi Universal. Additionally, in 2004 the Company received a $13.0 million distribution from VUE that represented a partial return on investment.

        During 2004, 2003 and 2002, the Company received $64.8 million, $63.9 million and $41.1 million, respectively, which represents interest income on the VUE Series B preferred equity interests.

        During 2004, 2003 and 2002, the Company recognized $39.9 million, $37.3 million and $23.0 million, respectively, which represents paid-in-kind interest income on the VUE Series A preferred equity interests.

        During 2004, the Company paid $4.6 million to National Broadcasting Company related to television advertising.

        The Company has a secured, non-recourse note receivable of approximately $5.0 million from its Chairman and Chief Executive Officer. See Note 10.

        In October 2000, a subsidiary of IAC and Nineteen Forty CC Inc. ("Nineteen Forty"), a company owned by Mr. Diller, the Chairman and Chief Executive Officer of IAC, acquired an aircraft for use by

Mr. Diller and other directors and executive officers of IAC in connection with IAC's business. In connection with this transaction, Nineteen Forty, which originally was under contract to purchase the aircraft, assigned to IAC its rights under the purchase agreement and, in exchange, IAC granted Nineteen Forty an option to acquire all or any portion of the aircraft ultimately acquired by IAC for its depreciated value on IAC's books. The aircraft is currently owned 77.2% by the IAC subsidiary and 22.8% by Nineteen Forty. IAC's ownership interest remains subject to Nineteen Forty's option. IAC pays all operating and maintenance expenses relating to the aircraft. IAC has entered into an agreement with Nineteen Forty pursuant to which IAC leases Nineteen Forty's 22.8% interest in the aircraft for lease payments of approximately $53,000 per month. The foregoing payment rate was based on market lease rates for a similar aircraft.

        On December 20, 2004, IAC invested $500,000 in convertible preferred stock of an online start-up venture controlled by IAC's Vice Chairman, Victor Kaufman. IAC has committed to invest a total of $2 million, which would give IAC preferred stock convertible into 20% of the outstanding common stock of the venture. IAC has various approval rights over significant transactions, the right to appoint directors to the board of directors proportionate to its holdings, and various forms of anti-dilution protection for its investment. It also has the option to purchase additional preferred stock for $20 million such that IAC would hold a 50% ownership percentage in the venture, the right to purchase Mr. Kaufman's shares prior to March 31, 2012 at fair market value, and the right to put its investment to the venture at the time of the venture's first significant financing for the value of its stake implied by the terms of such financing, discounted by 30% to account for the illiquidity of the stock. Prior to making its investment, IAC received an analysis from an independent financial appraiser which concluded that the terms of IAC's investment, including the financial terms, were reasonable and consistent with, and in certain instances more favorable to IAC, than those contained in similar first-round financing transactions between unrelated parties. The terms of the transaction were negotiated between Mr. Kaufman and various members of IAC's senior management and approved by IAC's Audit Committee.

        Under the USANi LLC Operating Agreement, USANi LLC was obligated to make a distribution to each of the LLC members in an amount equal to each member's share of USANi LLC's taxable income at a specified tax rate. The final distribution was made in 2002 in the amount of $154.1 million relating to 2001 and through May 2002, as IAC now owns 100% of USANi LLC.

Discontinued Operations

        As part of the Company's acquisition of USA Cable and Studios USA from Universal in February 1998 (the "Universal Transaction"), the Company entered into several agreements with Universal which were terminated in connection with the VUE Transaction and are described below.

        Universal provided certain support services to the Company under a Transition Services Agreement entered into in connection with the Universal Transaction. For these services, which included use of pre-production, production and post-production facilities, information technology services, physical distribution, contract administration, legal services and office space, Universal charged the Company $3.0 million for the period January 1 to May 7, 2002 of which $2.6 million was capitalized to production costs.

        Universal and the Company entered into an International Television Distribution Agreement under which the Company paid to Universal a distribution fee of 10% on all programming owned or controlled by the Company distributed outside of the United States. For the period January 1 to May 7, 2002, the fee totaled $5.8 million

        The Company and Universal entered into a Domestic Television Distribution Agreement under which the Company distributed in the United States certain of Universal's television programming. For the period January 1 to May 7, 2002, Universal paid the Company $0.5 million.

        Pursuant to the October Films/PFE Transaction, the Company entered into a series of agreements on behalf of its filmed entertainment division ("Films") with entities owned by Universal, to provide distribution services, video fulfillment and other interim and transitional services. These agreements are described below.

        Under a distribution agreement covering approximately fifty films owned by Universal, Films earned a distribution fee and remitted the balance of revenues to a Universal entity. For the period January 1 to May 7, 2002, Films earned distribution fees of approximately $0.4 million from the distribution of these films. Films was responsible for collecting the full amount of the sale and remitting the net amount after its fee to Universal.

        In addition, Films acquired home video distribution rights to a number of "specialty video" properties. Universal holds a profit participation in certain of these titles. No amounts were earned by Universal under this agreement to date.

        Films was a party to a Videogram Fulfillment Agreement with a Universal entity pursuant to which such entity provided certain fulfillment services for the United States and Canadian home video markets. In the period January 1 to May 7, 2002, Films incurred fees to Universal of approximately $0.7 million for such services.

NOTE 16:    QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended December 31(a)(b)(c)	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
	(In thousands, except per share data)
Year Ended December 31, 2004
Net revenue(d)	$1,715,710	$1,505,081	$1,501,152	$1,470,737
Gross profit	919,265	847,973	827,171	774,319
Operating (loss) income	(32,175)	111,988	110,114	42,579
(Loss) earnings from continuing operations	(41,117)	91,524	91,564	43,790
(Loss) earnings before preferred dividends	(42,603)	92,741	73,196	41,527
Net (loss) earnings available to common shareholders	(45,867)	89,478	69,934	38,263
(Loss) earnings per share from continuing operations available to common shareholders
Basic (loss) earnings per common share(e)	$(0.06)	$0.13	$0.13	$0.06
Diluted (loss) earnings per common share(e)	$(0.06)	$0.12	$0.12	$0.05
(Loss) earnings per share before preferred dividends available to common shareholders
Basic (loss) earnings per common share(e)	$(0.07)	$0.13	$0.10	$0.05
Diluted (loss) earnings per common share(e)	$(0.07)	$0.12	$0.09	$0.05
(Loss) earnings per share available to common shareholders
Basic (loss) earnings per common share(e)	$(0.07)	$0.13	$0.10	$0.05
Diluted (loss) earnings per common share(e)	$(0.07)	$0.12	$0.09	$0.05
Year Ended December 31, 2003
Net revenue	$1,804,603	$1,610,270	$1,526,511	$1,386,734
Gross profit	845,677	726,695	686,855	599,852
Operating income	178,569	10,863	111,754	98,997
Earnings (loss) from continuing operations	148,559	22,328	57,929	(102,159)
Earnings (loss) before preferred dividends	156,018	21,980	96,194	(106,796)
Net earnings (loss) available to common shareholders	152,755	18,716	92,930	(110,060)

Earnings (loss) per share from continuing operations available to common shareholders
Basic earnings (loss) per common share(e)	$0.21	$0.03	$0.10	$(0.22)
Diluted earnings (loss) per common share(e)	$0.19	$0.02	$0.09	$(0.22)
Earnings (loss) per share before preferred dividends available to common shareholders
Basic earnings (loss) per common share(e)	$0.22	$0.03	$0.17	$(0.23)
Diluted earnings (loss) per common share(e)	$0.20	$0.02	$0.16	$(0.23)
Net earnings (loss) per share available to common shareholders
Basic earnings (loss) per common share(e)	$0.22	$0.03	$0.17	$(0.23)
Diluted earnings (loss) per common share(e)	$0.20	$0.02	$0.16	$(0.23)

(a)
The fourth quarter of 2004 includes a pre-tax impairment charge of $184.8 million related to a write-down of Teleservices goodwill that resulted from the Company's annual impairment review under SFAS 142.

(b)
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

(c)
During the fourth quarter of 2003, the Company recognized a tax benefit of $13.3 million due to a change in the Company's effective tax rate as a result of the Company's mergers with its formerly public subsidiaries in 2003 and the Vivendi transaction in 2002.

(d)
As part of the integration of IAC Travel's businesses, Hotels.com conformed its merchant hotel business practices with those of the other IAC Travel's businesses. As a result, beginning January 1, 2004, IAC commenced prospectively reporting revenue for Hotels.com on a net basis, consistent with Expedia's historical practice. There was no impact to operating income or Operating Income Before Amortization from the change in reporting.

(e)
Per common share amounts for the quarters may not add to the annual amount because of differences in the average common shares outstanding during each period.

NOTE 17:    INDUSTRY SEGMENTS

        The overall concept that IAC employs in determining its Operating Segments is to present its results in a manner consistent with how the chief operating decision maker and executive management view the businesses; how the businesses are organized as to segment management; and the focus of the businesses with regards to the types of products or services offered or the target market. The USA Entertainment Group, Styleclick, ECS and Avaltus, a PRC subsidary, are presented as discontinued operations and, accordingly, are excluded from the schedules below except for the schedule of assets, in which they are included in Corporate and other.

        During 2003, the Company switched from reporting adjusted EBITDA as its primary metric to Operating Income Before Amortization, concluding that EBITDA was not the best way to look at divisional performance as it did not include certain operating costs such as depreciation and disengagement costs. Operating Income Before Amortization is defined as operating income plus: (1) amortization of non-cash distribution, marketing and compensation expense; (2) amortization of intangibles and goodwill and intangibles impairment, if applicable; (3) pro forma adjustments for significant acquisitions; and (4) certain one-time items. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation associated with IAC's employees, non-cash payments to partners, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, GAAP financial statements and detailed descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

        The following table is a reconciliation of Operating Income Before Amortization to operating income and net earnings available to common shareholders in 2004, 2003 and 2002.

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Operating Income Before Amortization	$1,024,499	$860,064	$389,116
Amortization of non-cash distribution and marketing expense	(18,030)	(51,432)	(37,344)
Amortization of non-cash compensation expense	(241,726)	(128,185)	(15,637)
Amortization of intangibles	(347,457)	(268,504)	(145,667)
Goodwill impairment	(184,780)	—	(22,247)
Merger costs(a)	—	(11,760)	(7,910)
Pro forma adjustments(b)	—	—	(7,713)

Operating income	232,506	400,183	152,598
Interest income	191,679	175,822	114,599
Interest expense	(87,388)	(92,913)	(44,467)
Equity in earnings (losses) of VUE	16,188	(224,468)	6,107
Equity in earnings (losses) in unconsolidated subsidiaries and other expenses	25,691	3,767	(115,640)
Income tax expense	(179,186)	(70,691)	(65,127)
Minority interest in income of consolidated subsidiaries	(13,729)	(65,043)	(46,073)
Gain on contribution of USA Entertainment to VUE, net of tax	—	—	2,378,311
Discontinued operations, net of tax	(20,900)	40,739	34,184
Cumulative effect of accounting change, net of tax	—	—	(461,389)
Preferred dividends	(13,053)	(13,055)	(11,759)

Net earnings available to common shareholders	$151,808	$154,341	$1,941,344

Revenues:
IAC Travel (on a comparable net basis)(c)	$2,116,509	$1,670,499	$906,230
Electronic Retailing
HSN U.S.	1,905,903	1,763,689	1,613,236
HSN International	476,260	466,732	309,012

Total Electronic Retailing	2,382,163	2,230,421	1,922,248
Ticketing	768,199	743,232	655,312
Personals	197,993	185,294	125,795
IAC Local and Media Services	294,732	230,265	30,832
Financial Services and Real Estate	189,783	55,795	—
Teleservices	293,895	294,273	294,139
Intersegment Elimination(d)	(50,594)	(21,310)	(11,270)

Total	$6,192,680	$5,388,469	$3,923,286

As reported:
IAC Travel(c)	$2,116,509	$2,610,148	$1,563,869

Total	$6,192,680	$6,328,118	$4,580,925

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Operating Income (Loss):
IAC Travel	$428,996	$346,951	$177,918
Electronic Retailing
HSN U.S.(e)	141,737	117,468	98,738
HSN International	37,883	31,308	(62,294)

Total Electronic Retailing	179,620	148,776	36,444
Ticketing	137,928	116,471	96,931
Personals	18,850	14,130	22,639
IAC Local and Media Services	(23,565)	(29,421)	(86,257)
Financial Services and Real Estate	(7,577)	(16,472)	—
Teleservices	(167,729)	12,460	(26,395)
Corporate and other	(334,461)	(191,957)	(70,388)
Intersegment Elimination(d)	444	(755)	1,706

Total	$232,506	$400,183	$152,598

Operating Income (Loss) Before Amortization:
IAC Travel	$627,269	$523,806	$279,772
Electronic Retailing
HSN U.S.(e)	194,669	168,260	131,363
HSN International	39,193	32,646	(61,583)

Total Electronic Retailing	233,862	200,906	69,780
Ticketing	164,326	144,502	108,069
Personals	27,569	31,019	28,394
IAC Local and Media Services	26,467	26,227	(32,295)
Financial Services and Real Estate	21,425	1,197	—
Teleservices	17,051	12,460	(4,148)
Corporate and other	(93,914)	(79,298)	(58,103)
Intersegment Elimination(d)	444	(755)	(2,353)

Total	$1,024,499	$860,064	$389,116

Assets:
IAC Travel	$8,286,407	$9,156,951	$2,680,512
Electronic Retailing
HSN U.S	3,321,343	3,324,896	3,439,173
HSN International	646,789	579,899	450,455

Total Electronic Retailing	3,968,132	3,904,795	3,889,628
Ticketing	1,626,275	1,529,393	1,240,632
Personals	286,280	298,830	93,393
IAC Local and Media Services	801,347	442,272	96,752
Financial Services and Real Estate	1,077,461	799,377	—
Teleservices	234,095	419,369	439,336
Corporate and other	6,118,868	5,017,468	7,218,739

Total	$22,398,865	$21,568,455	$15,658,992

Depreciation, amortization of intangibles and goodwill, including goodwill impairment and cable distribution fees:
IAC Travel	$223,052	$146,445	$76,433
Electronic Retailing
HSN U.S	164,396	162,570	143,487
HSN International	14,796	14,221	9,308

Total Electronic Retailing	179,192	176,791	152,795
Ticketing	59,539	57,254	38,783
Personals	22,864	23,642	7,663
IAC Local and Media Services	56,252	59,020	53,916
Financial Services and Real Estate	28,983	17,413	—
Teleservices(f)	202,497	23,530	58,182
Corporate and other	9,962	5,764	9,887

Total	$782,341	$509,859	$397,659

Capital expenditures:
IAC Travel	$60,018	$55,229	$49,955
Electronic Retailing
HSN U.S	49,040	27,499	36,850
HSN International	8,843	4,904	16,601

Total Electronic Retailing	57,883	32,403	53,451
Ticketing	38,443	38,242	32,095
Personals	4,137	12,054	5,525
IAC Local and Media Services	11,462	7,339	4,408
Financial Services and Real Estate	2,912	2,214	—
Teleservices	11,836	11,578	12,356
Corporate and other	37,096	27,806	4,265

Total	$223,787	$186,865	$162,055

(a)
The Company has incurred costs at Expedia, Hotels.com and Ticketmaster for investment banking, legal and accounting fees related directly to the mergers, which are considered as one-time. These costs were incurred solely in relation to the mergers, but may not be capitalized since Expedia, Hotels.com and Ticketmaster were considered the targets in the transaction for accounting purposes. These costs do not directly benefit operations in any manner, would not normally be recorded by IAC if not for the fact it already consolidated these entities, and are all related to the same transaction, as IAC simultaneously announced its intention to commence its exchange offer for the companies in 2002. The majority of costs are for advisory services provided by investment bankers, and the amounts incurred in 2003 were pursuant to the same fee letters entered into by each company in 2002. Given these factors, IAC believes it is appropriate to consider these costs as one-time.

(b)
Pro forma adjustments to 2002 represent the impact of IAC's initial acquisition of a majority stake in Expedia that occurred in February 2002 as if the transaction occurred as of the beginning of the periods presented. Operating income is presented on an actual basis.

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

(d)
Intersegment eliminations relate to services provided between IAC segments, including services provided by Precision Response and TripAdvisor to other IAC segments. Precision Response provided call center services to other IAC segments, generating revenues of $23.3 million, $17.8 million, and $9.9 million in 2004, 2003 and 2002, respectively. Revenues earned by TripAdvisor via their internet site for providing services to other IAC segments in 2004 were $23.2 million. These amounts are eliminated in consolidation.

(e)
As noted in previous filings, the majority of the USAB stations sold to Univision were located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN incurred incremental costs to obtain carriage lost in the disengagement markets and conduct marketing activities to inform viewers of new channel positioning for the HSN service. Higher incremental costs were incurred in 2002, so disengagement costs were presented separately from HSN results when comparing 2003 results to 2002. Comparable costs are expected to be incurred in 2004 in relation to 2003, and HSN's results are presented including disengagement costs in each period.

(f)
Amounts in 2004 include a pre-tax impairment charge of $184.8 million related to a write-down of Teleservices goodwill that resulted from the Company's annual impairment review under SFAS 142.

        The Company maintains operations in the United States, Germany, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories for the years ended December 31, 2004, 2003, and 2002 are presented below.

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Revenue
United States	$5,062,436	$5,226,813	$3,972,550
All other countries	1,130,244	1,101,305	608,375

	$6,192,680	$6,328,118	$4,580,925

Long-lived assets
United States	$536,699	$541,872	$548,997
All other countries	58,343	60,276	48,499

	$595,042	$602,148	$597,496

NOTE 18:    FINANCIAL INSTRUMENTS

        The additional disclosure below of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies when available. The Company's financial instruments include letters of credit and bank guarantees. These commitments are in place to facilitate the commercial operations of certain IAC subsidiaries.

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$1,157,462	$1,157,462	$899,062	$899,062
Restricted cash	41,377	41,377	31,356	31,356
Accounts and notes receivable	550,867	550,867	429,424	429,424
Loans available for sale	206,256	206,256	—	—
VUE preferred equity interests	2,042,706	2,042,706	2,002,801	2,002,801
Long-term obligations and short-term borrowings	(1,361,988)	(1,450,159)	(1,122,947)	(1,231,204)
Derivative contracts	(23,199)	(23,199)	(10,124)	(10,124)
Letters of credit	—	78,298	—	49,328
Bank guarantees	—	87,498	—	51,079

        The carrying amounts of cash and cash equivalents and restricted cash reflected in the Consolidated Balance Sheets approximate fair value as they are maintained with various high-quality financial institutions or in short-term duration high-quality debt securities. The majority of our receivables result from the sale of services or products to individuals, mostly through the use of major credit cards. These receivables are short-term in nature and are generally settled shortly after the sale. The fair value of loans held for sale was estimated using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. The carrying value of the VUE preferred equity interests approximated their fair value based upon appropriate valuation methodologies, including reference to the underlying collateral. Market quotes were used to estimate the fair value of the 1998 Senior Notes and the 2002 Senior Notes as well as the derivative contracts. The carrying amounts for the remaining long-term obligations and short-term borrowings and all other financial instruments approximated their fair value.

NOTE 19:    MARKETABLE SECURITIES AND INVESTMENTS HELD FOR SALE

        At December 31, 2004, marketable securities available-for-sale were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate preferred securities	$166,054	$33	$—	$166,087
U.S. Government and agencies	1,116,007	6	(17,686)	1,098,327
Non-US government securities and other fixed term obligations	889,115	7,777	(4,089)	892,803
Corporate debt securities	253,865	74	(1,411)	252,528

Total debt securities	2,258,987	7,857	(23,186)	2,243,658

Total marketable securities	$2,425,041	$7,890	$(23,186)	$2,409,745

        The net unrealized losses on available for sale securities noted above includes $5.5 million of unrealized foreign exchange gains that have been recognized through earnings during the year ended December 31, 2004. The remaining net unrealized loss is included within other comprehensive income and is recorded net of a deferred tax benefit of $8,045 as of December 31, 2004. The proceeds from sales of available-for-sale marketable securities were approximately $3.4 billion, which resulted in gross realized gains of $5.3 million and gross realized losses of $2.0 million.

        The contractual maturities of debt securities classified as available-for-sale as of December 31, 2004 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$859,459	$862,969
Due after one year through two years	585,349	578,605
Due after two through five years	697,950	686,664
Due over five years	116,229	115,420

Total	$2,258,987	$2,243,658

        The following table provides the breakdown of the investments with unrealized losses at December 31, 2004 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government and agencies	$452,964	$(4,995)	$645,363	$(12,691)	$1,098,327	$(17,686)
Non-U.S. Government Securities	119,855	(1,217)	56,150	(839)	176,005	(2,056)
Other fixed term obligations	616,184	(1,979)	3,095	(54)	619,279	(2,033)
Corporate Debt Securities	218,545	(868)	33,962	(543)	252,507	(1,411)

Total	$1,407,548	$(9,059)	$738,570	$(14,127)	$2,146,118	$(23,186)

        The gross unrealized losses related to fixed income securities were due primarily to changes in interest rates. The Company's management has determined that the gross unrealized losses on its marketable securities at December 31, 2004 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company's fixed income securities are rated investment grade or better.

        From time to time the Company makes equity investments in non-publicly traded companies which are accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective company's operating and financial policies. These investments are included in "Long-term investments" on the accompanying consolidated balance sheets and have a carrying value of approximately $40 million as of December 31, 2004. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company's ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company's existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. No other than temporary losses were recorded related to costs investments during the year ended December 31, 2004.

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

        The net unrealized losses on available for sale securities noted above are recorded net of a deferred tax benefit of $1,793 as of December 31, 2003.

NOTE 20:    EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At December 31, 2004, IAC beneficially owned 5.44% of the partnership common equity of VUE, plus certain preferred interests, which were acquired May 7, 2002. This common interest is accounted for using the equity method. Due to the significance of the results of VUE in relation to IAC's 2003 results, summary financial information for VUE is presented below. The statement of operations data is recorded on a one-quarter lag due to the timing of receiving information from the partnership. For 2004 and 2003 IAC recorded equity income (loss) of $16.2 million and $(224.5) million, respectively.

        During the first quarter of 2003, IAC received the audited financial statements of VUE for the year ended December 31, 2002, which disclosed that VUE recorded an impairment charge for goodwill and intangible assets and other long-lived assets of $4.5 billion in the period May 7, 2002 to December 31, 2002 based upon VUE management's review of the estimated fair value of VUE as of December 31, 2002. Due to the one-quarter lag noted above, the charge was taken by IAC in the first quarter of 2003 and was approximately $245 million, before a tax benefit of $96 million.

        IAC holds preferred and common interests in VUE. The value of these preferred interests is determined in part by the issuer's credit quality and IAC believes that actions taken by Vivendi, including the contribution of its interest in VUE to a new joint venture with the General Electric Co.

on May 11, 2004, do not adversely affect the value of IAC's preferred interests in VUE. These interests are senior to the common interests in VUE, and the terminal value of which, pursuant to the VUE agreements, do not vary based on the value of VUE's businesses. The Company's 5.44% common interest is generally subject to a call right of Universal Studios beginning in 2007, and a put right of IAC beginning in 2010, in both cases based generally on private market values at the time.

        The Company has substantial investments in VUE as of December 31, 2004, including Preferred A interests and Preferred B interests with carrying values of approximately $614 million and $1.4 billion, respectively, and common interests with a carrying value of $782 million. The Company has reviewed the carrying value of these investments as of December 31, 2004 and believes they are not in excess of their fair value.

        Summarized balances of the partnership are as follows:

As of September 26, 2004 and for the Period October 1, 2003 to September 26, 2004
(In thousands)
Current assets	$1,988,454
Non-current assets	14,908,280
Current liabilities	2,162,944
Non-current liabilities	3,382,755
Net sales	6,970,268
Gross profit	1,980,193
Net income	491,646

        Prior to the third quarter of 2002, IAC beneficially owned 46.7% of the outstanding common stock of HOT Networks GmbH and Subsidiaries ("HOT Networks"), a German stock corporation, the subsidiaries of which operate electronic retailing operations in Europe. This investment was accounted for using the equity method until its consolidation in the third quarter of 2002. Due to the significance of the results of HOT Networks, in relation to IAC's results for 2002 prior to consolidation, summary financial information for HOT Networks is presented below. Since July 2002, IAC has owned 100% of the equity of HOT Networks and thus the balances are consolidated from that date forward.

As of and for the year ended December 31, 2002
(In thousands)
Current assets	$26,684
Non-current assets	200,775
Current liabilities	20,343
Non-current liabilities	550,302
Net sales	63,228
Gross profit	40,632
Net loss	(182,206)

        Summarized aggregated financial information for the Company's remaining equity investments including Jupiter Shop Channel, TVSN (China), TM Mexico, TM Australia, GL Expedia (France), and eLong, Inc. (China) as of and for the year ended December 31, is summarized below:

	2004	2003	2002
	(In thousands)
Current assets	$254,022	$134,579	$107,934
Non-current assets	86,490	60,020	48,189
Current liabilities	138,304	92,726	78,530
Non-current liabilities	27,532	35,788	27,851
Net sales	541,875	360,470	261,185
Gross profit	235,095	147,991	33,991
Net income (loss)	17,854	7,985	(24,585)

        The following is a list of investments accounted for under the equity method, the principal market that the venture operates, and the relevant ownership percentage:

	2004	2003	2002
HOT Networks (Europe)(a)	N/A	N/A	46.7%
Jupiter Shop Channel (Japan)	30.0%	30.0%	30.0%
TVSN (China)	21.0%	21.0%	21.0%
VUE (U.S.)(b)	5.44%	5.44%	5.44%
TM Mexico (JV)	50.0%	50.0%	49.0%
TM Australia (JV)	50.0%	50.0%	50.0%
GL Expedia (France)	49.9%	47.0%	47.0%
eLong, Inc. (China)(c)	28.0%	—	—

(a)
The Company acquired 100% of the equity of HOT Networks in July 2002, and thus consolidated from that date forward.

(b)
The Company acquired its interest in May 2002.

(c)
The Company acquired its interest in August 2004.

        On August 4, 2004, IAC made an investment in eLong, Inc. ("eLong"), a Cayman Island company, whose principal business is the operation of an Internet based travel business in the People's Republic of China. The purchase price of the investment was approximately $59 million in cash that represented a 30% fully-diluted interest in eLong which is presently accounted for under the equity method. Concurrent with the original investment, eLong issued to IAC a warrant to acquire such additional eLong shares as would be necessary to provide IAC with a minimum aggregate investment of 51% of eLong shares on a fully diluted basis for approximately $6.21 per share.

        On November 4, 2004 eLong completed an initial public offering of its shares, which diluted IAC's ownership percentage to approximately 28% immediately following the transaction. As a result the Company recognized a $2.1 million increase in the basis of its investment, net of deferred taxes, related to the excess of the price received for the shares issued over the carrying value of IAC's investment. The Company has accordingly recorded this increase through additional-paid-in-capital. The initial public offering also resulted in the warrant becoming subject to the mark-to-market provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." As such, the Company has recorded an unrealized gain of $27.2 million, net of deferred taxes of $16.4 million, related to the warrant that has been recorded in other comprehensive income at December 31, 2004.

        On December 16, 2004, IAC notified eLong of its intent to exercise its warrant to acquire its additional eLong shares. The transaction was completed on January 10, 2005. Please refer to Note 25, Subsequent Events, for further discussion.

NOTE 21:    DISCONTINUED OPERATIONS

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

Contribution of the USA Entertainment Group to VUE

        On May 7, 2002, IAC completed the VUE Transaction, pursuant to which it contributed its Entertainment Group to Vivendi Universal Entertainment LLLP, a joint venture with Vivendi ("VUE"). The joint venture was initially controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi and its subsidiaries, 5.44% by IAC and its subsidiaries and 1.5% by Mr. Diller (subject to the assignments discussed below). During 2004, Vivendi and General Electric Company ("GE") completed their combination of the businesses of National Broadcasting Company, Inc. ("NBC"), a subsidiary of GE, and those of Universal, the affiliate of Vivendi that controls VUE. As a result of this transaction, NBC controls VUE and Universal.

        In connection with the VUE Transaction, IAC and its subsidiaries received the following at the closing: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period; (ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Vivendi at its then accreted face value with a maximum of approximately 56.6 million IAC common shares, provided that Vivendi may substitute cash in lieu of shares of IAC common stock (but not IAC Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by IAC after eight years, which may be settled in either Vivendi stock or cash, at Universal's election; and (v) a cancellation of Universal's USANi LLC interests that were exchangeable into IAC common shares, including USANi LLC interests obtained from Liberty in connection with a related transaction. In connection with the transaction, IAC retired approximately 320.9 million USANi LLC shares previously owned by Vivendi, thereby reducing IAC's fully diluted shares to approximately 472 million shares as of June 30, 2002.

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

        IAC contributed to VUE: USA Cable, which includes USA Network, SCI FI Channel, TRIO and Newsworld International; Studios USA, which produces and distributes television programming; USA Films, which produces and distributes films. Vivendi contributed the film, television and theme park businesses of its subsidiary, Universal Studios, Inc. In addition, IAC issued to a subsidiary of Vivendi ten-year warrants to acquire shares of IAC common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. The transaction has been accounted for as an asset sale. Barry Diller, IAC's chairman and chief executive officer, received a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million (economic interests in a portion of his common interests have been assigned by Mr. Diller to three executive officers of IAC), in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. IAC and Mr. Diller agreed that they would not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months from the closing of the VUE transaction. Mr. Diller served as chairman and chief executive officer of VUE from May 2002 until March 2003. During 2004, Universal acquired Mr. Diller's common interest in VUE in accordance with the contractual terms of the VUE Partnership Agreement, with Mr. Diller and his assignees receiving their proportionate share of the proceeds.

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

Results of Discontinued Operations

        ECS, Styleclick, Inc., Avaltus, Inc. and the USA Entertainment Group are presented as discontinued operations for all applicable periods presented. The revenues and net earnings, net of the effect of any minority interest for the aforementioned discontinued operations for the applicable periods, were as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net revenue	$—	$9,439	$633,749

(Loss) income before tax and minority interest	$(2,852)	$(5,049)	$69,668
Tax (expense) benefit	(18,048)	52,024	34,836
Minority interest in income of consolidated subsidiaries	—	(6,236)	(70,320)

Net (loss) earnings	$(20,900)	$40,739	$34,184

        The loss from discontinued operations in 2004 was principally due to an adjustment in the second quarter of 2004 to the deferred tax liability of our investment in Styleclick to reflect minority interest, which resulted in a reduction of a tax benefit recorded in 2002 when the deferred tax liabilities of our investment in Styleclick were originally reversed. Income from discontinued operations in 2003 was principally due to a tax benefit recognized due to the shut-down of Styleclick. The 2002 results primarily reflect the operations of USA Entertainment through May 7, 2002 as well as a tax benefit recorded in connection with the reversal of a deferred tax liability related to our investment in Styleclick.

NOTE 22:    EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted earnings per share.

	Year Ended December 31,
Earnings (loss) from continuing operations before cumulative effect of accounting change available to common shareholders:	2004	2003	2002
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$185,761	$126,657	$1,997
Preferred stock dividends	(13,053)	(13,055)	(11,759)

Net earnings (loss) available to common shareholders	172,708	113,602	(9,762)
Effect of dilutive securities	—	(6,155)	(5,296)

Net earnings (loss) available to common shareholders after assumed conversions	$172,708	$107,447	$(15,058)

Denominator:
Basic shares outstanding	695,979	600,063	426,317
Other dilutive securities including stock options, warrants and restricted stock and share units	46,444	43,268	—

Denominator for basic and diluted earnings per share—weighted average shares(a)	742,423	643,331	426,317

	Year Ended December 31,
Earnings before cumulative effect of accounting change available to common shareholders:	2004	2003	2002
	(In thousands, except per share data)
Numerator:
Earnings before cumulative effect of accounting change	$164,861	$167,396	$2,414,492
Preferred stock dividends	(13,053)	(13,055)	(11,759)

Net earnings available to common shareholders	151,808	154,341	2,402,733
Effect of dilutive securities	—	(6,155)	(5,296)

Net earnings available to common shareholders after assumed conversions	$151,808	$148,186	$2,397,437

Denominator:
Basic shares outstanding	695,979	600,063	426,317
Other dilutive securities including stock options, warrants and restricted stock and share units	46,444	43,268	—

Denominator for basic and diluted earnings per share—weighted average shares(a)	742,423	643,331	426,317

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net earnings available to common shareholders:
Numerator:
Net earnings available to common shareholders	$164,861	$167,396	$1,953,103
Preferred stock dividends	(13,053)	(13,055)	(11,759)

Net earnings available to common shareholders	151,808	154,341	1,941,344
Effect of dilutive securities	—	(6,155)	(5,296)

Net earnings available to common shareholders after assumed conversions	$151,808	$148,186	$1,936,048

Denominator:
Basic shares outstanding	695,979	600,063	426,317
Other dilutive securities including stock options, warrants and restricted stock and share units	46,444	43,268	—

Denominator for basic and diluted earnings per share—weighted average shares(a)	742,423	643,331	426,317

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Earnings (loss) per share:
Basic earnings per share from income (loss) from continuing operations	$0.25	$0.19	$(0.02)
Gain on contribution of USA Entertainment to VUE, net of taxes	—	—	5.58
Discontinued operations, net of taxes	(0.03)	0.07	0.08

Basic earnings per share from income from continuing operations before cumulative effect of accounting change	0.22	0.26	5.64
Cumulative effect of accounting change, net of taxes	—	—	(1.08)

Basic earnings per share from net income	$0.22	$0.26	$4.55

Diluted earnings per share from income (loss) from continuing operations	$0.23	$0.17	$(0.04)
Gain on contribution of USA Entertainment to VUE, net of taxes	—	—	5.58
Discontinued operations, net of taxes	(0.03)	0.06	0.08

Diluted earnings per share from income from continuing operations before cumulative effect of accounting change	0.20	0.23	5.62
Cumulative effect of accounting change, net of taxes	—	—	(1.08)

Diluted earnings per share from net income	$0.20	$0.23	$4.54

(a)
Because the Company had a loss from continuing operations available to common shareholders in 2002, all potentially dilutive securities are not included in the denominator for computing dilutive earnings per share, since their impact on earnings per share from continuing operations would be anti-dilutive. In accordance with SFAS 128, the same shares are used to compute all earnings per share amounts. Securities that could potentially dilute basic EPS in the future that were not included in the fully diluted computation in 2004, 2003 and 2002 amounted to 19.4 million, 19.4 million and 43.9 million, respectively.

NOTE 23:    NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

      In December 2002, the Company issued $750.0 million aggregate principal amount of 7.0% Senior Notes (see Note 5). The notes, by their terms, are fully and unconditionally guaranteed by USANi LLC (the "Guarantor"). USANi LLC is wholly owned by the Company.

        The following tables present condensed consolidating financial information for the years ended December 31, 2004, 2003, and 2002 for: (1) the Company on a stand-alone basis; (2) the Guarantor, USANi LLC, on a stand-alone basis; (3) the combined non-guarantor subsidiaries of the Company (including the subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries"); and (4) the Company on a consolidated basis.

        As of and for the year ended December 31, 2004:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance Sheet of December 31, 2004:
Current assets	$99,991	$3,059,413	$1,725,348	$—	$4,884,752
Property and equipment, net	—	56,841	457,676	—	514,517
Goodwill and other intangible assets, net	—	—	13,767,409	—	13,767,409
Investment in subsidiaries	18,450,945	2,393,786	77,620	(20,922,351)	—
Other assets	160,111	2,709,288	362,448	—	3,231,847
Net non-current assets of discontinued operations	—	—	340	—	340

Total assets	$18,711,047	$8,219,328	$16,390,841	$(20,922,351)	$22,398,865

Current liabilities	$1,833	$397,409	$2,237,169	$(2)	$2,636,409
Net current liabilities of discontinued operations	—	—	9,306	—	9,306
Long-term debt, less current portion	750,407	—	46,308	—	796,715
Other liabilities and minority interest	693,553	1,058,429	1,170,619	—	2,922,601
Intercompany liabilities	1,231,420	1,683,125	(2,914,545)	—	—
Common stock exchangeable for preferred interest	1,428,530	—	—	—	1,428,530
Interdivisional equity	—	—	15,814,140	(15,814,140)	—
Shareholder's equity	14,605,304	5,080,365	27,844	(5,108,209)	14,605,304

Total liabilities and shareholders' equity	$18,711,047	$8,219,328	$16,390,841	$(20,922,351)	$22,398,865

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the year ended December 31, 2004:
Revenue	$—	$—	$6,192,680	$—	$6,192,680
Operating expenses	—	(321,917)	(5,638,257)	—	(5,960,174)
Interest (expense) income, net	(168,772)	192,351	80,712	—	104,291
Other income (expense)	169,912	121,051	(1,958)	(247,126)	41,879
Provision for income taxes	185,334	(45,224)	(319,296)	—	(179,186)
Minority interest	(713)	—	(13,016)	—	(13,729)

Earnings (loss) from continuing operations	185,761	(53,739)	300,865	(247,126)	185,761
Discontinued operations, net of tax	(20,900)	—	(20,900)	20,900	(20,900)

Earnings (loss) before preferred dividends	164,861	(53,739)	279,965	(226,226)	164,861
Preferred dividends	(13,053)	—	—	—	(13,053)

Net earnings (loss) available to common shareholders	$151,808	$(53,739)	$279,965	$(226,226)	$151,808

Cash flows for the year ended December 31, 2004:
Cash flows (used in) provided by operations	$(200,354)	$(37,979)	$1,511,561	$—	$1,273,228
Cash flows (used in) provided by investing activities	(200,565)	(943,235)	390,606	—	(753,194)
Cash flows provided by (used in) financing activities	397,039	1,138,794	(1,795,479)	—	(259,646)
Net cash used in discontinued operations	—	—	(17,528)	—	(17,528)
Effect of exchange rate changes on cash and cash equivalents	3,880	—	11,660	—	15,540
Cash and cash equivalents at the beginning of the period	—	523,634	375,428	—	899,062

Cash and cash equivalents at the end of the period	$—	$681,214	$476,248	$—	$1,157,462

        As of and for the year ended December 31, 2003:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance Sheet as of December 31, 2003:
Current assets	$43,843	$2,172,126	$1,999,007	$—	$4,214,976
Property and equipment, net	—	11,659	461,518	—	473,177
Goodwill and other intangible assets, net	—	—	13,787,524	—	13,787,524
Investment in subsidiaries	17,872,126	2,376,750	(25,177)	(20,223,699)	—
Other assets	110,736	2,668,157	313,545	—	3,092,438
Net non-current assets of discontinued operations	—	—	340	—	340

Total assets	$18,026,705	$7,228,692	$16,536,757	$(20,223,699)	$21,568,455

Current liabilities	$(46,648)	$82,536	$1,815,936	$10,295	$1,862,119
Net current liabilities of discontinued operations	—	—	16,062	—	16,062
Long-term debt, less current portion	748,897	360,299	10,901	—	1,120,097
Other liabilities and minority interest	1,960,429	873	764,738	22	2,726,062
Intercompany liabilities	(480,088)	1,364,618	(884,530)	—	—
Common stock exchangeable for preferred interest	1,428,530	—	—	—	1,428,530
Interdivisional equity	—	—	15,253,053	(15,253,053)	—
Shareholders' equity	14,415,585	5,420,366	(439,403)	(4,980,963)	14,415,585

Total liabilities and shareholders' equity	$18,026,705	$7,228,692	$16,536,757	$(20,223,699)	$21,568,455

Statement of operations for the year ended December 31, 2003:
Revenue	$—	$—	$6,328,118	$—	$6,328,118
Operating expenses	(2,917)	(180,745)	(5,744,273)	—	(5,927,935)
Interest (expense) income, net	(15,167)	54,030	44,046	—	82,909
Other income (expense)	144,741	(72,985)	(1,455)	(291,002)	(220,701)
Provision for income taxes	—	—	(70,691)	—	(70,691)
Minority interest	—	—	(18,513)	(46,530)	(65,043)

Earnings (loss) from continuing operations	126,657	(199,700)	537,232	(337,532)	126,657
Discontinued operations, net of tax	40,739	—	40,739	(40,739)	40,739

Earnings (loss) before preferred dividends	167,396	(199,700)	577,971	(378,271)	167,396
Preferred dividends	(13,055)	—	—	—	(13,055)

Net earnings (loss) available to common shareholders	$154,341	$(199,700)	$577,971	$(378,271)	$154,341

Cash flows for the year ended December 31, 2003:
Cash flows (used in) provided by operations	$(31,196)	$(37,083)	$1,372,947	$—	$1,304,668
Cash flows used in investing activities	(724,799)	(825,965)	(219,308)	—	(1,770,072)
Cash flows provided by (used in) financing activities	828,456	(99,070)	(1,297,026)	—	(567,640)
Net cash used in discontinued operations	(72,461)	—	(13,171)	—	(85,632)
Effect of exchange rate changes on cash and cash equivalents	—	—	19,624	—	19,624
Cash and cash equivalents at beginning of period	—	1,485,754	512,360	—	1,998,114

Cash and cash equivalents at end of period	$—	$523,636	$375,426	$—	$899,062

        For the year ended December 31, 2002:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the year ended December 31, 2002:
Revenue	$—	$—	$4,580,925	$—	$4,580,925
Operating expenses	(7,098)	(48,653)	(4,372,576)	—	(4,428,327)
Interest (expense) income, net	(14,452)	42,591	41,993	—	70,132
Other income (expense)	23,547	(160,729)	(104,411)	132,060	(109,533)
Provision for income taxes	—	—	(65,127)	—	(65,127)
Minority interest	—	—	(1,993)	(44,080)	(46,073)

Earnings (loss) from continuing operations	1,997	(166,791)	78,811	87,980	1,997
Discontinued operations, net of tax	34,184	33,237	25,035	(58,272)	34,184
Gain on sale of Entertainment	2,378,311	—	—	—	2,378,311
Cumulative effect of accounting change, net of tax	(461,389)	—	(461,389)	461,389	(461,389)

Earnings (loss) before preferred dividends	1,953,103	(133,554)	(357,543)	491,097	1,953,103
Preferred dividends	(11,759)	—	—	—	(11,759)

Net earnings (loss) available to common shareholders	$1,941,344	$(133,554)	$(357,543)	$491,097	$1,941,344

Cash flows for the year ended December 31, 2002:
Cash flows (used in) provided by operations	$(193,530)	$(600,383)	$1,572,394	$—	$778,481
Cash flows provided by (used in) investing activities	13,082	910,975	(654,420)	47,000	316,637
Cash flows provided by (used in) financing activities	180,448	971,883	(432,810)	(47,000)	672,521
Net cash used by discontinued operations	—	—	(172,832)	—	(172,832)
Effect of exchange rate changes on cash and cash equivalents	—	—	11,131	—	11,131
Cash and cash equivalents at beginning of period	—	203,263	188,913	—	392,176

Cash and cash equivalents at end of period	$—	$1,485,738	$512,376	$—	$1,998,114

NOTE 24:    RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles Operating Income before Amortization to operating income (loss) for the Company's reporting segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the year ended December 31, 2004:
	Operating Income before Amortization	Amortization of non-cash items	Operating Income (loss)
IAC Travel	$627.3	$(198.3)	$429.0
HSN U.S.(a)	194.7	(52.9)	141.7
HSN International	39.2	(1.3)	37.9
Ticketing	164.3	(26.4)	137.9
Personals	27.6	(8.7)	18.8
IAC Local and Media Services	26.5	(50.0)	(23.6)
Financial Services and Real Estate	21.4	(29.0)	(7.6)
Teleservices	17.1	(184.8)	(167.7)
Corporate Expense and other adjustments	(94.0)	(240.5)	(334.5)
Intersegment Elimination	0.5	—	0.5

TOTAL	$1,024.5	$(792.0)	$232.5

Other income, net			146.2

Earnings from continuing operations before income taxes and minority interest			378.7
Income tax expense			(179.2)
Minority interest in income of consolidated subsidiaries			(13.7)

Earnings from continuing operations			185.8
Discontinued operations			(20.9)

Earnings before preferred dividends			164.9
Preferred dividends			(13.1)

Net earnings available to common shareholders			$151.8

	For the year ended December 31, 2003:
	Operating Income before Amortization	Amortization of non-cash items	Merger Costs	Operating Income (loss)
IAC Travel	$523.8	$(165.2)	$(11.7)	$347.0
HSN U.S.(a)	168.3	(50.8)	—	117.5
HSN International	32.6	(1.3)	—	31.3
Ticketing	144.5	(27.9)	(0.1)	116.5
Personals	31.0	(16.9)	—	14.1
IAC Local and Media Services	26.2	(55.6)	—	(29.4)
Financial Services and Real Estate	1.2	(17.7)	—	(16.5)
Teleservices	12.5	—	—	12.5
Corporate Expense and other adjustments	(79.3)	(112.6)	—	(191.9)
Intersegment Elimination	(0.8)	—	—	(0.8)

TOTAL	$860.1	$(448.1)	$(11.8)	$400.2

Other expenses, net				(137.8)

Earnings from continuing operations before income taxes and minority interest				262.4
Income tax expense				(70.7)
Minority interest in income of consolidated subsidiaries				(65.0)

Earnings from continuing operations				126.7
Discontinued operations				40.7

Earnings before preferred dividends				167.4
Preferred dividends				(13.1)

Net earnings available to common shareholders				$154.3

	For the year ended December 31, 2002:
	Operating Income before Amortization	Amortization of non-cash items	Merger Costs	Pro Forma Adjustments(b)	Operating income (loss)
IAC Travel	$279.8	$(91.9)	$(2.3)	$(7.7)	$177.9
HSN U.S.(a)	131.4	(32.6)	—	—	98.7
HSN International	(61.6)	(0.7)	—	—	(62.3)
Ticketing	108.1	(11.1)	—	—	96.9
Personals	28.4	(5.8)	—	—	22.6
IAC Local and Media Services	(32.3)	(48.3)	(5.6)	—	(86.3)
Teleservices	(4.1)	(22.2)	—	—	(26.4)
Corporate Expense and other adjustments	(58.1)	(12.3)	—	—	(70.3)
Intersegment Elimination	(2.4)	4.1	—	—	1.7

TOTAL	$389.1	$(220.9)	$(7.9)	$(7.7)	$152.6

Other expenses, net					(39.4)

Earnings from continuing operations before income taxes and minority interest					113.2
Income tax expense					(65.1)
Minority interest in income of consolidated subsidiaries					(46.1)

Earnings from continuing operations					2.0
Gain on contribution of USA Entertainment to VUE					2,378.3
Discontinued operations					34.2

Earnings before cumulative effect of accounting change					2,414.5
Cumulative effect of accounting change					(461.4)

Earnings before preferred dividends					1,953.1
Preferred dividends					(11.8)

Net earnings available to common shareholders					$1,941.3

(a)
As noted in previous filings, the majority of the USAB stations sold to Univision were located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN incurred incremental costs to obtain carriage lost in the disengagement markets and conduct marketing activities to inform viewers of new channel positioning for the HSN service. Higher incremental costs were incurred in 2002, so disengagement costs were presented separately from HSN results when comparing 2003 results to 2002. Comparable costs are expected to be incurred in 2004 in relation to 2003, and HSN's results are presented including disengagement costs in each period.

(b)
Pro forma adjustments to 2002 represents the impact of IAC's initial acquisition of a majority stake in Expedia, which occurred in February 2002 as if the transaction occurred at the beginning of the periods presented.

NOTE 25:    SUBSEQUENT EVENTS

        On December 16, 2004, IAC notified eLong of its intent to exercise its warrant to acquire its additional eLong shares. The transaction was completed on January 10, 2005. Following the exercise of the warrant, IAC owns approximately 52% of the outstanding capital stock of eLong on a fully diluted basis, representing approximately 96% of the total voting power of eLong. Accordingly, the Company will begin to consolidate the results of eLong effective January 10, 2005.

        On March 1, 2005, IAC announced that it is acquiring Cornerstone Brands, Inc. from a group of private investors. Cornerstone includes a portfolio of leading print catalogs and online retailing sites that sell home products and leisure and casual apparel. The company will join IAC's Electronic Retailing segment and HSN. The transaction is expected to close in the second quarter of 2005 and the anticipated purchase price is approximately $720 million, net of expected tax benefits, payable primarily in cash.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of the Company's Disclosure Controls and Procedures

        The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.

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

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2004, the Company's internal control over financial reporting is effective.

        Ernst & Young LLP, our independent registered public accounting firm, audited the Company's consolidated financial statements included in this annual report on Form 10-K in accordance with the standards of the Public Company Accounting Oversight Board (United States) and has issued an attestation report, included herein, on management's assessment of the Company's internal control over financial reporting.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

        The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), IAC management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
IAC/InterActiveCorp

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that IAC/InterActiveCorp maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IAC/InterActiveCorp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that IAC/InterActiveCorp maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, IAC/InterActiveCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the related consolidated balance sheets of IAC/InterActiveCorp and subsidiaries as of December 31, 2004 and 2003, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

New York, New York
March 11, 2005

Item 9B.    Other Information

        None.

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive Proxy Statement to be used in connection with its 2005 Annual Meeting of Stockholders, or the 2005 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors and Executive Officers of the Registrant

        Information relating to directors and executive officers of IAC is set forth in the section entitled "Election of Directors and Management Information" in the 2005 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        Information regarding compensation of directors and executive officers of IAC is set forth in the section entitled "Executive Compensation" in the 2005 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding ownership of IAC Common Stock, Class B Common Stock and Preferred Stock and securities authorized for issuance under IAC's equity compensation plans is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2005 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions with IAC is set forth in the section entitled "Certain Relationships and Related Party Transactions" in the 2005 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information regarding the fees and services of IAC's independent auditors is set forth in the section entitled "Fees Paid to Our Independent Auditors" in the 2005 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    List of Documents filed as part of this Report

        (1)    Consolidated Financial Statements

    Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.

    Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002.

    Consolidated Balance Sheets as of December 31, 2004 and 2003.

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002.

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

    Notes to Consolidated Financial Statements.

        (2)    Consolidated Financial Statement Schedule

Schedule Number
II	Valuation and Qualifying Accounts

        All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

  (3)    Exhibits

        The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description	Location
2.1	Investment Agreement, dated as of October 19, 1997, among Universal Studios, Inc., HSN, Inc., Home Shopping Network, Inc. and Liberty Media Corporation, as amended and restated as of December 18, 1997.	Appendix A to the Registrant's Definitive Proxy Statement, dated January 12, 1998.
2.2	Amended and Restated Transaction Agreement, dated as of December 16, 2001, among Vivendi Universal, S.A., Universal Studios, Inc., the Registrant, USANi LLC and Liberty Media Corporation.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2002.
3.1	Restated Certificate of Incorporation of IAC.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 14, 2003.

3.2	Amended and Restated Bylaws of IAC.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on September 20, 2002.
4.1	Indenture, dated as of November 23, 1998, among the Registrant, USANi LLC, the Guarantors party thereto, and The Chase Manhattan Bank, as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-71305), filed on January 28, 1999.
4.2	Form of 6 3/4% Senior Notes due 2005.	Exhibit B to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-71305), filed on January 28, 1999.
4.3	Indenture, dated as of December 16, 2002, among the Registrant, USANi LLC, as Guarantor, and JPMorgan Chase Bank, as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.4	Form of 7% Senior Notes due 2013.	Exhibit B to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.5	Equity Warrant Agreement, dated as of February 4, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.6	Equity Warrant Agreement, dated as of May 7, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2002.
4.7	Forms of Equity Warrant Agreement and Optionholder Equity Warrant Agreement, in each case, between the Registrant and Mellon Investor Services LLC, as equity warrant agent.	Exhibits 4.2 and 4.4 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-104973), filed on August 6, 2003.
10.1*	Equity and Bonus Compensation Agreement, dated as of August 24, 1995, between Barry Diller and the Registrant.	Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2*	Amended and Restated 2000 Stock and Annual Incentive Plan.	Appendix B to the Registrant's Definitive Proxy Statement, dated April 30, 2003.
10.3*	Deferred Compensation Plan For Non-Employee Directors.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.4*	Home Shopping Network, Inc. 1996 Stock Option Plan for Employees.	Exhibit A to the Home Shopping Definitive Proxy Statement, dated March 28, 1996.
10.5*	Silver King Communications, Inc. 1995 Stock Incentive Plan.	Appendix G to the Registrant's Definitive Proxy Statement, dated November 20, 1996.
10.6*	Silver King Communications, Inc. Directors' Stock Option Plan.	Appendix H to the Registrant's Definitive Proxy Statement, dated November 20, 1996.

10.7*	HSN, Inc. 1997 Stock and Annual Incentive Plan.	Appendix F to the Registrant's Definitive Proxy Statement, dated January 12, 1998.
10.8*†	IAC/InterActiveCorp Executive Deferred Compensation Plan
10.9*†	Summary of Non-Employee Director Compensation Arrangements
10.10*	Form of Restricted Stock Unit Agreement	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated February 16, 2005.
10.11	Amended and Restated Governance Agreement, among the Registrant, Vivendi Universal, S.A., Universal Studios, Inc., Liberty Media Corporation and Barry Diller, dated as of December 16, 2001.	Appendix C to the Registrant's Definitive Proxy Statement, dated March 25, 2002.
10.12	Amended and Restated Stockholders Agreement among Universal Studios, Inc., Liberty Media Corporation, Barry Diller and Vivendi Universal, S.A., dated as of December 16, 2001.	Appendix D to the Registrant's Definitive Proxy Statement, dated March 25, 2002.
10.13*	Employment Agreement between Julius Genachowski and the Registrant, dated August 9, 2000.	Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.14*	Extension of and Amendment to Employment Agreement between Julius Genachowski and the Registrant, dated as of September 30, 2002.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.
10.15*	Employment Agreement between Shana Fisher and the Registrant, dated as of June 30, 2003.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.
10.16*	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of November 5, 2003.	Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.17*	Agreement between Victor Kaufman and the Registrant, dated as of February 5, 2004.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2004.
10.18*	Employment Agreement between Thomas J. McInerney and the Registrant, dated as of October 9, 2002.	Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.19*†	Amendment No. 1 to Employment Agreement between Thomas J. McInerney and the Registrant, dated as of November 15, 2004.
10.20*	Resignation Agreement, dated as of February 5, 2003, between Expedia, Inc. and Richard N. Barton.	Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.21	Shareholders Agreement, dated December 12, 1996, relating to Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co. Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.22	Services and Trademark License Agreement, dated as of December 12, 1996, between Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.23	Form of Spinoff Agreement between Liberty Media Corporation and Universal Studios, Inc., dated as of October 19, 1997.	Appendix D to the Registrant's Definitive Proxy Statement, dated January 12, 1998.
10.24	Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Universal Pictures International Holdings 2 BV, NYCSpirit Corp. II, the Registrant, USANi Sub LLC, New-U Studios Holdings, Inc., Barry Diller, Vivendi Universal, S.A. and Universal Studios, Inc.	Exhibit 99.1 to the Registrants's Current Report on Form 8-K, filed May 17, 2002.
10.25	Amendment No. 1, dated November 25, 2002, to the Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Universal Pictures International Holdings 2 BV, NYCSpirit Corp. II and the Registrant.	Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.26	Amendment No. 2, dated June 24, 2003, to the Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Universal Pictures International Holdings 2BV, NYCSpirit Corp. II, the Registrant, USANi Sub LLC, New-U Studios Holdings, Inc., Barry Diller and Universal Studios, Inc.	Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1†	Subsidiaries of IAC as of December 31, 2004.
23.1†	Consent of Ernst & Young LLP.
23.2†	Consent of Ernst & Young LLP.
23.3†††	Consent of Ernst & Young LLP.
23.4†††	Consent of KPMG.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consolidated Financial Statements and Report of Independent Auditors of H.O.T. Networks GmbH and Subsidiaries for the years ended December 31, 2002, 2001 and 2000.	Exhibit 99.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
99.2†††	Audited Financial Statements of Vivendi Universal Entertainment LLLP for the years ended December 31, 2004, 2003 and 2002.
99.3†††	Consolidated Financial Statements of TVSN Asia Pacific (Holdings) Limited and subsidiaries for the years ended December 31, 2004, 2003 and 2002.

*
Reflects management contracts and management and director compensatory plans.

†
Filed herewith.

††
Furnished herewith.

†††
To be filed pursuant to an amendment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        March 16, 2005

IAC/INTERACTIVECORP
By:	/s/ BARRY DILLER Barry Diller Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2005.

Signature	Title

/s/ BARRY DILLER Barry Diller	Chairman of the Board, Chief Executive Officer and Director
/s/ VICTOR A. KAUFMAN Victor A. Kaufman	Vice Chairman and Director
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer
/s/ MICHAEL H. SCHWERDTMAN Michael H. Schwerdtman	Vice President and Controller (Chief Accounting Officer)
/s/ EDGAR BRONFMAN, JR. Edgar Bronfman, Jr.	Director
/s/ DONALD R. KEOUGH Donald R. Keough	Director
/s/ MARIE-JOSÉE KRAVIS Marie-Josée Kravis	Director
/s/ STEVEN RATTNER Steven Rattner	Director
/s/ H. NORMAN SCHWARZKOPF H. Norman Schwarzkopf	Director
/s/ ALAN SPOON Alan Spoon	Director
/s/ DIANE VON FURSTENBERG Diane Von Furstenberg	Director

Schedule II

IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period		Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2004
Allowance for doubtful accounts	$30,999		$6,325		$594		$(15,083)	(1)	$22,835
Inventory reserves	34,607		4,369		80		(1,174)	(8)	37,882
Sales returns accrual	29,441		3,052		—		(297)		32,196
Deferred tax valuation allowance	390,531	(9)	7,175		(131,867)	(2)	(127,460)	(3)	138,379
Other reserves	18,993								19,207
2003
Allowance for doubtful accounts	$29,036		$21,638		$(352)		$(19,323)	(1)	$30,999
Inventory reserves	33,444		1,413		(243)		(7)	(8)	34,607
Sales returns accrual	24,036		5,297		160		(52)		29,441
Deferred tax valuation allowance	336,800		(34,243)	(5)	(35,626)	(4)	—		266,931	(9)
Other reserves	12,949								18,993
2002
Allowance for doubtful accounts	$16,116		$27,337		$9,668	(6)	$(24,085)	(1)	$29,036
Inventory reserves	38,170		(4,944)		303	(7)	(85	)(8)	33,444
Sales returns accrual	21,925		2,111		—		—		24,036
Deferred tax valuation allowance	75,834		(29,008	)(5)	289,974	(6)	—		336,800
Other reserves	4,369								12,949

(1)
Write-off of fully reserved accounts receivable.

(2)
Amount is primarily related to Expedia and LendingTree net operating loss carryforwards, which impacted goodwill and additional paid-in-capital.

(3)
Amount is primarily related to the net operating losses of HSN International that either expired or were utilized during the year.

(4)
Expedia utilization of valuation allowance during 2003, which impacted goodwill.

(5)
Ticketmaster utilization of valuation allowance which impacted the income tax provision.

(6)
Amount relates primarily to the acquisitions of Expedia and Interval in 2002.

(7)
Acquisition of Interval in September 2002.

(8)
Disposition of inventory during the year.

(9)
The December 31, 2003 balance was affected by reclassifications of valuation allowances that had previously been netted against the related deferred tax assets for net operating losses related to HSN International of $123,600. The January 1, 2004 balance reflects this reclassification.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
OVERVIEW
SPIN-OFF
SELECTED TRANSACTIONS
EQUITY OWNERSHIP AND VOTING CONTROL
DESCRIPTION OF BUSINESSES
  Item 2. Properties
  Item 3. Legal Proceedings
PART II
MANAGEMENT OVERVIEW
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
IAC'S PRINCIPLES OF FINANCIAL REPORTING
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Report of Independent Registered Public Accounting Firm
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
IAC/INTERACTIVECORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Report of Independent Registered Public Accounting Firm
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
  Schedule II
IAC/INTERACTIVECORP AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS