Form 10-K/A
period 2004-12-31
IAC/INTERACTIVECORP
filed 2005-04-29
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on April 29, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004

IAC/INTERACTIVECORP
(Exact name of registrant as specified in its charter)

Commission File No. 0-20570
Delaware	59-2712887
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
152 West 57th Street, New York, New York (Address of Registrant's principal executive offices)	10019 (Zip Code)
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

EXPLANATORY NOTE

        The Registrant hereby amends and restates Part III of, and the Exhibit Index set forth under "Part IV—Item 15—Exhibits and Financial Statement Schedules" contained in, its Annual Report on Form 10-K for the year ended December 31, 2004, as amended by Amendment No. 1 thereto (the "Original Form 10-K"). This Amendment No. 2 on Form 10-K/A to the Original Form 10-K is being filed to (i) include certain information required by Part III of Form 10-K concerning the Registrant's directors and executive officers, executive compensation, beneficial ownership of the Registrant's securities, certain relationships and related transactions and principal accountant fees and services (the "Annual Meeting Information") and (ii) revise the Exhibit Index.

        In this Amendment No. 2, (i) the term "spin-off" refers to the Registrant's spin-off of Expedia as a separately traded public company and (ii) the term "Expedia" refers to Expedia, Inc., a Delaware corporation, that will consist of the Registrant's travel and travel-related businesses, subsidiaries and investments (other than Interval International and TV Travel Shop, which the Registrant will retain) and TripAdvisor following the completion of the spin-off.

        On April 25, 2005, the Registrant and Expedia filed a joint registration statement on Form S-4 (SEC File Nos. 333-124303 and 333-124303-01) relating to the spin-off (the "S-4 Registration Statement"). The Annual Meeting Information included in this Amendment No. 2 on Form 10-K/A also appears in the preliminary joint proxy statement/prospectus filed as part of the S-4 Registration Statement.

        This Amendment No. 2 only reflects the changes discussed above. No other information included in the Original Form 10-K has been amended by this Form 10-K/A, whether to reflect any information or events subsequent to the filing of the Original Form 10-K or otherwise.

TABLE OF CONTENTS

		Page Number
PART III
Item 10.	Directors and Executive Officers of the Registrant	1
Item 11.	Executive Compensation	5
Item 12.	Security Ownership of Certain Beneficial Owners and Management	12
Item 13.	Certain Relationships and Related Transactions	17
Item 14.	Principal Accountant Fees and Services	23
PART IV
Item 15.	Exhibits and Financial Statement Schedules	25

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information Concerning Directors

        IAC's Board of Directors currently consists of 10 directors, all of whom will be nominated for re-election at IAC's 2005 Annual Stockholders Meeting. Background information concerning each of IAC's directors is set forth below.

        Edgar Bronfman, Jr., age 49, has been a director of IAC since February 1998. Mr. Bronfman has served as the Chairman and Chief Executive Officer of Warner Music Group since March 2004. Prior to joining Warner Music Group, Mr. Bronfman served as Chairman and Chief Executive Officer of Lexa Partners LLC, which he founded, from April 2002 through February 2004. Mr. Bronfman also currently serves as a partner of Accretive Technologies LLC and as Co-Chairman of A&G Group Limited, the parent of Asprey & Garrard. Mr. Bronfman was appointed Executive Vice Chairman of Vivendi Universal, S.A. ("Vivendi") in December 2000. Mr. Bronfman resigned from his position as an executive officer of Vivendi on March 31, 2002 and resigned from his position as Vice Chairman of the Vivendi Board of Directors in December 2003. Prior to December 2000, Mr. Bronfman served as President and Chief Executive Officer of The Seagram Company Ltd., a post he held since June 1994, and from 1989 to June 1994 he served as the President and Chief Operating Officer of Seagram. Mr. Bronfman is currently a member of the boards of directors of Equitant, Inc., Fandango and NewRoads and is a member of the Board of New York University Medical Center and the Board of Governors of The Joseph H. Lauder Institute of Management & International Studies at the University of Pennsylvania. He is also the Chairman of the Board of Endeavor Global.

        Barry Diller, age 63, has been a director and the Chairman and Chief Executive Officer of IAC (and its predecessors) since August 1995. He was Chairman of the Board and Chief Executive Officer of QVC, Inc. from December 1992 through December 1994. From 1984 to 1992, Mr. Diller served as the Chairman of the Board and Chief Executive Officer of Fox, Inc. Prior to joining Fox, Inc., Mr. Diller served for 10 years as Chairman of the Board and Chief Executive Officer of Paramount Pictures Corporation. Mr. Diller is currently a member of the boards of directors of The Washington Post Company and The Coca-Cola Company. He also serves on the Board of the Museum of Television and Radio, Conservation International and The Educational Broadcasting Company. In addition, Mr. Diller is a member of the Board of Councilors for the University of Southern California's School of Cinema—Television, the New York University Board of Trustees, the Tisch School of the Arts Dean's Council and the Executive Board for the Medical Sciences of University of California, Los Angeles.

        Victor A. Kaufman, age 61, has been a director of IAC (and its predecessors) since December 1996 and has been Vice Chairman of IAC since October 1999. Previously, Mr. Kaufman served in the Office of the Chairman from January 1997 to November 1997 and as Chief Financial Officer of IAC from November 1997 to October 1999. Prior to his tenure with IAC, Mr. Kaufman served as Chairman and Chief Executive Officer of Savoy Pictures Entertainment, Inc. from March 1992 and as a director of Savoy from February 1992. Mr. Kaufman was the founding Chairman and Chief Executive Officer of Tri-Star Pictures, Inc. and served in such capacities from 1983 until December 1987, at which time he became President and Chief Executive Officer of Tri-Star's successor company, Columbia Pictures Entertainment, Inc. He resigned from these positions at the end of 1989 following the acquisition of Columbia by Sony USA, Inc. Mr. Kaufman joined Columbia in 1974 and served in a variety of senior positions at Columbia and its affiliates prior to the founding of Tri-Star.

        Donald R. Keough, age 78, has been a director of IAC since September 1998. He currently serves as Chairman (in a non-executive capacity) of Allen & Company LLC (and its predecessors), a New York investment banking firm. He was appointed to this position in April 1993. Mr. Keough is currently a member of the boards of directors of Berkshire Hathaway, Inc., The Coca-Cola Company and

Convera. He is a past Chairman of the board of trustees of the University of Notre Dame and a trustee of several other educational institutions. He also serves on the boards of a number of national charitable and civic organizations.

        Marie-Josée Kravis, age 55, has been a director of IAC since March 2001. She is a Senior Fellow of the Hudson Institute, as well as the Council on Foreign Relations. Mrs. Kravis has been associated with the Hudson Institute since 1973, when she joined as a senior economist. She held a number of positions with the Hudson Institute before being elected executive director of the Hudson Institute of Canada in 1976, a position she held through 1994, in which year she returned to the U.S. and became a Senior Fellow of the Institute. Mrs. Kravis received an honorary doctorate of law at the University of Windsor and Laurentian University. She obtained a master's degree in economics from the University of Ottawa. She was a member of the Quebec government's Consultative Committee on Financial Institutions from 1984 to 1990, Vice Chair of the Federal Royal Commission on National Passenger Transportation from 1990 to 1992, member of the Canadian government's Communications Research Advisory Board from 1982 to 1989 and the Canadian Council for Research on Social Science and the Humanities from 1982 to 1986. Mrs. Kravis is also currently a member of the boards of directors of Vivendi and The Ford Motor Company.

        Bryan Lourd, age 44, has been a director of IAC since April 2005. Mr. Lourd has served as partner and Managing Director of Creative Artists Agency ("CAA") since October 1995. CAA is among the world's leading entertainment agencies based in Beverly Hills, California, with offices in Nashville, New York and Beijing. He is a graduate of the University of Southern California.

        Steven Rattner, age 52, has been a director of IAC since April 2004. He is a Managing Principal of Quadrangle Group LLC, a private investment firm that invests in mature and high-growth media and communications companies in the United States and Europe through a private equity fund and in the securities of financially troubled companies across industry groups through a separately managed distressed debt investment program. Prior to the formation of Quadrangle in March 2000, Mr. Rattner served as Deputy Chairman and Deputy Chief Executive Officer of Lazard Frères & Co., which he joined as a General Partner in 1989 and where he founded the firm's Media and Communications Group. Prior to joining Lazard Frères & Co., Mr. Rattner was a Managing Director at Morgan Stanley, where he also founded the firm's Media and Communications Group. Mr. Rattner also serves as Chairman of the boards of directors and as trustee of a number of national and local charitable, civic and educational organizations and institutions.

        Gen. H. Norman Schwarzkopf, age 70, has been a director of IAC since December 1996. He previously had served as a director of Home Shopping Network since May 1996. Since his retirement from the military in August 1991, Gen. Schwarzkopf has been an author, a lecturer and a participant in several television specials and works with NBC Universal, Inc. as a consultant. From August 1990 to August 1991, he served as Commander-in-Chief, United States Central Command and Commander of Operations, Desert Shield and Desert Storm. Gen. Schwarzkopf had 35 years of service with the military. He is also on the Nature Conservancy's President's Conservation Council, co-founder of the Boggy Creek Gang, a member of the University of Richmond Board of Trustees, and serves on the Boards of Directors of Remington Arms Company and Association for the Cure of Cancer of the Prostate.

        Alan Spoon, age 54, has been a director of IAC since February 2003. Since May 2000, Mr. Spoon has been Managing General Partner at Polaris Venture Partners, a private investment firm that provides venture capital and management assistance to development-stage information technology and life sciences companies. Mr. Spoon was Chief Operating Officer and a director of The Washington Post Company from March 1991 through May 2000 and served as President from September 1993 through May 2000. Prior to that, he held a wide variety of positions at The Washington Post Company, including President of Newsweek from September 1989 to May 1991. Mr. Spoon is currently a member of the board of directors of Danaher Corporation. In his not-for-profit affiliations, Mr. Spoon is a Regent of the Smithsonian Institution and a member of the MIT Corporation.

        Diane Von Furstenberg, age 58, has been a director of IAC since March 1999. She is a designer and the founder of Diane Von Furstenberg Studio L.P. and has served as its Chairman since August 1995. Previously, she was the Chairman of Diane Von Furstenberg Studio, which she also founded. Mr. Diller and Ms. Von Furstenberg are married.

Information Concerning Executive Officers

        Background information concerning those individuals who currently serve as executive officers of IAC (other than those who also serve as directors) is set forth below.

        Gregory R. Blatt, age 36, has been Executive Vice President, General Counsel and Secretary of IAC since March 2005 and had previously served as Senior Vice President, General Counsel and Secretary of IAC since November 2003. Prior to joining IAC in November 2003, Mr. Blatt served as Executive Vice President, Business Affairs and General Counsel of Martha Stewart Living Omnimedia, Inc. ("MSO") from January 2001 to October 2003, Executive Vice President and General Counsel of MSO from September 1999 to January 2001 and Senior Vice President, General Counsel of MSO from May 1999 to September 1999. Prior to joining MSO, Mr. Blatt was an associate with Grubman Indursky & Schindler, P.C., the New York entertainment and media law firm, from 1997 to May 1999, and prior to that, was an associate at Wachtell, Lipton, Rosen & Katz, the New York law firm, from 1995 to 1997.

        Shana Fisher, age 34, has been Senior Vice President, Strategic Planning and Mergers & Acquisitions of IAC since December 2003 and had previously served as Senior Vice President, Business Operations of IAC from July 2003 to November 2003. Prior to joining IAC in July 2003, Ms. Fisher served as Vice President and Director, Media and Technology Mergers & Acquisitions and Corporate Finance for Allen & Company LLC since 1999. Prior to her tenure with Allen & Company LLC, Ms. Fisher was a program manager for the Microsoft Corporation and prior to that she was a software developer for I-O 360 Consulting.

        Julius Genachowski, age 42, has been Executive Vice President and Chief of Business Operations of IAC since June 2003. Mr. Genachowski had previously been Executive Vice President, General Counsel and Secretary of IAC, beginning in January 2002, and Senior Vice President, General Counsel and Secretary of IAC since August 2000. Mr. Genachowski joined IAC in December 1997 as General Counsel and Senior Vice President, Business Development of USA Broadcasting. He has also held the position of Vice President, Corporate Development at Ticketmaster Online-CitySearch, Inc. From 1994-1997, Mr. Genachowski served at the Federal Communications Commission, as Chief Counsel to Chairman Reed Hundt and, before that, as Special Counsel to General Counsel William E. Kennard. He served as a law clerk to Supreme Court Justice David H. Souter in 1993-1994 and, in 1992-1993, to retired Supreme Court Justice William J. Brennan, Jr. He was also a law clerk to Chief Judge Abner J. Mikva of the U.S. Court of Appeals for the D.C. Circuit. Mr. Genachowski has worked for Representative (now Senator) Charles Schumer, as well as the U.S. House of Representatives Iran-Contra Committee.

        Thomas J. McInerney, age 40, has been Executive Vice President and Chief Financial Officer of IAC since January 2005. Mr. McInerney also currently serves as Chief Executive Officer of IAC's Electronic Retailing group, a position that he has held since January 2003. Mr. McInerney previously served as Executive Vice President and Chief Financial Officer of Ticketmaster (prior to its acquisition by IAC in January 2003) and its predecessor company, Ticketmaster Online-Citysearch, Inc., since May 1999. Prior to joining Ticketmaster, Mr. McInerney worked at Morgan Stanley, most recently as a Principal.

Board Committees

        The Board currently has three standing committees: the Executive Committee, the Audit Committee and the Compensation/Benefits Committee. During 2004, the Board had, in addition to the three committees listed above, a Performance-Based Compensation Committee. The Board does not have a nominating committee.

        Audit Committee.    The Audit Committee of the Board of Directors currently consists of Messrs. Rattner and Spoon, each of whom satisfies the independence requirements under the current standards imposed by the rules of the SEC and the Marketplace Rules. Gen. Schwarzkopf was also a member of the Audit Committee until his resignation from the Committee in April 2005. Through June 2004, the Audit Committee consisted of Messrs. Keough and Spoon and Gen. Schwarzkopf and from July 2004 through December 2004 consisted of Messrs. Rattner and Spoon and Gen. Schwarzkopf. The Board has previously concluded that Mr. Spoon is an "audit committee financial expert," as such term is defined in Item 401(h) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

        The Audit Committee functions pursuant to a written charter adopted by the Board of Directors, pursuant to which it has been granted the responsibilities and authority necessary to comply with Rule 10A-3 of the Exchange Act. The Audit Committee is appointed by the Board to assist the Board with a variety of matters described in the charter, which include monitoring (1) the integrity of IAC's financial statements, (2) the independent auditor's qualifications and independence, (3) the performance of IAC's internal audit function and independent auditors and (4) the compliance by IAC with legal and regulatory requirements. Mr. Spoon is the Chairman of the Audit Committee. The Audit Committee met 13 times and acted by written consent one time during 2004.

        Compensation/Benefits Committee.    The Compensation/Benefits Committee currently consists of Mr. Bronfman, Ms. Kravis and Gen. Schwarzkopf, with Mr. Spoon leaving and Mr. Bronfman joining the Committee in June 2004, Mr. Robert R. Bennett leaving the Committee upon his resignation from the Board of Directors in September 2004 and Mr. Keough leaving and Ms. Kravis joining the Committee in April 2005. The Committee is authorized to exercise all of the powers of the Board of Directors with respect to matters pertaining to compensation and benefits, including, but not limited to, salary matters, incentive/bonus plans, stock compensation plans, investment programs and insurance plans. In addition to the general powers described above, following the dissolution of the Performance-Based Compensation Committee in April 2005, the Committee is entitled to exercise all of the powers of the Board of Directors with respect to matters pertaining to performance-based compensation of corporate officers who were, or were most likely to become, subject to Section 162(m) of the Internal Revenue Code. None of the members of the Compensation/Benefits Committee is or was in the past an officer or employee of IAC or any of its businesses at the time of their respective service on the Committee. Mr. Bronfman is the Chairman of the Compensation/Benefits Committee. The Compensation/Benefits Committee met six times and acted by written consent four times during 2004.

        Performance-Based Compensation Committee.    From July 2004 until its dissolution in April 2005, the Performance-Based Compensation Committee of the Board of Directors consisted of Mr. Bronfman and Gen. Schwarzkopf. Through June 2004, the Performance-Based Compensation Committee consisted of Mr. Spoon and Gen. Schwarzkopf. Until its dissolution in April 2005, the Performance-Based Compensation Committee exercised all of the powers of the Board of Directors with respect to matters pertaining to performance-based compensation of corporate officers who were, or were most likely to become, subject to Section 162(m) of the Internal Revenue Code. The Compensation/Benefits Committee currently exercises these powers. None of the members of the Performance-Based Compensation Committee was an officer or employee of IAC or any of its businesses at the time of their service on the Committee. Mr. Bronfman was the Chairman of the Performance-Based Compensation Committee. The Performance-Based Compensation Committee met six times and acted by written consent three times during 2004.

        Executive Committee.    The Executive Committee of the Board of Directors currently consists of, and for the full year 2004 consisted of, Messrs. Diller, Kaufman and Bronfman. The Executive Committee has all the power and authority of the Board of Directors of IAC, except those powers specifically reserved to the Board by Delaware law or IAC's organizational documents. The Executive Committee acted by written consent three times during 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires IAC's officers and directors, and persons who beneficially own more than 10% of a registered class of IAC's equity securities, to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of IAC common stock and other equity securities of IAC with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish IAC with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to IAC, and/or written representations that no additional forms were required, IAC believes that its officers, directors and greater than 10% beneficial owners complied with these filing requirements in 2004, except that due to administrative error on the part of IAC, each of Messrs. Keough and Spoon did not timely report one accrual of deferred share units to their respective accounts for Committee meeting attendance fees pursuant to IAC's Deferred Compensation Plan for Non-Employee Directors Plan, which accruals were subsequently reported on a Form 4.

Code of Ethics

        The Company's code of ethics, which applies to all employees, including all executive officers and senior financial officers (including IAC's Chief Executive Officer, Chief Financial Officer and IAC's Controller) and directors, is posted on the Company's website at www.iac.com. The code of ethics complies with Item 406 of SEC Regulation S-K and the rules of the Nasdaq National Market. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for IAC's executive officers, directors or senior financial officers, will also be disclosed on IAC's website.

Item 11.    Executive Compensation

Summary Compensation Table

        The following table presents information concerning total compensation earned by the Named Executive Officers: IAC's Chief Executive Officer and the four other most highly compensated executive officers of IAC (other than the Chief Executive Officer) who served in such capacities as of December 31, 2004 for services rendered to IAC during each of the last three fiscal years. The information presented below represents compensation earned by the Named Executive Officers for all services performed for IAC or any of its businesses.

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary($)		Bonus($)		Other Annual Compensation($)(1)		Restricted Stock Awards($)(2)		All Other Compensation($)
Barry Diller Chairman and Chief Executive Officer	2004 2003 2002	930,000 500,000 500,000		1,600,000 3,250,000 2,750,000	(6) (7)	950,214 1,387,333 707,861	(3) (3) (3)	— — —		105,106 81,966 144,438	(4)(5) (4)(5) (4)(5)
Victor A. Kaufman Vice Chairman	2004 2003 2002	650,000 650,000 650,000		1,400,000 3,000,000 2,500,000		140,960 — —	(8)	1,985,760 2,777,913 4,269,300	(9)	6,150 6,000 5,500	(5) (5) (5)
Dara Khosrowshahi Executive Vice President and Chief Financial Officer	2004 2003 2002	550,000 550,000 546,154		1,200,000 2,000,000 1,125,000	(6) (7)	— 125,000 56,250	(10) (11)	1,985,760 2,449,621 2,247,000	(9)	6,150 6,000 5,500	(5) (5) (5)
Julius Genachowski Executive Vice President, Chief of Business Operations	2004 2003 2002	500,000 500,000 496,154		800,000 1,250,000 750,000	(6)	100,000 258,025 100,000	(12) (13) (12)	— 1,767,749 1,797,600	(9)	6,150 6,000 5,500	(5) (5) (5)
Robert Hougie Senior Vice President, Mergers & Acquisitions	2004 2003	500,000 215,385	(14)	500,000 1,000,000	(6)(15)	— 37,500	(10)	— 3,547,500	(9) (15)	6,150 4,615	(5) (5)

(1)
Disclosure of perquisites and other personal benefits, securities or property received by each of the Named Executive Officers is only required where the aggregate amount of such compensation exceeded the lesser of $50,000 or 10% of the total of the Named Executive Officer's salary and bonus for the year.

(2)
Reflects the dollar value of annual awards of restricted stock units, calculated by multiplying the closing market price of the IAC common stock on the date of the grant by the number of units awarded. Restricted stock unit awards in respect of annual performance for a given fiscal year are generally granted in February of the following fiscal year. Restricted stock unit awards granted in early 2003 with respect to the 2002 fiscal year generally vest over five years, with 25% vesting on the second, third, fourth and fifth anniversaries of the date of grant. Restricted stock unit awards granted in early 2004 and 2005 with respect to the 2003 and 2004 fiscal years, respectively, generally vest in equal installments over five years on the anniversary of the date of grant.

(3)
Includes the value of personal benefits received by Mr. Diller, including $832,334 in 2004, $889,579 in 2003 and $435,507 in 2002, in each case, attributable to his personal use of an aircraft jointly owned by IAC and Nineteen Forty CC Inc., an entity owned by Mr. Diller (without offset for the value of his ownership interest in the aircraft, see "Item 13—Certain Relationships and Related Transactions—Relationships with Officers and Directors"), and related tax payments in 2003 and 2002. 2004 amounts are net of an aggregate of $168,643 in reimbursements to IAC by Mr. Diller for certain personal use of the aircraft. Also includes $406,250 in 2003 and $137,500 in 2002, in each case, reflecting the 20% discount upon the conversion of deferred cash bonus amounts into shares of IAC common stock pursuant to IAC's 2003 and 2002 Bonus Stock Purchase Programs (described in Notes 6 and 7 below), respectively. 2003 amounts reflect $56,567 that was erroneously not reported in the 2003 proxy statement, primarily relating to the personal use of certain IAC office space.

(4)
Mr. Diller has an interest-free, secured, non-recourse promissory note in the amount of $4,997,779 payable to IAC, which was used to purchase 883,976 shares of IAC common stock in August 1995. As a result, Mr. Diller had non-cash compensation for imputed interest of $98,956 in 2004, $75,966 in 2003 and $138,938 in 2002.

(5)
Includes IAC's matching contributions under its 401(k) Retirement Savings Plan. Under the IAC 401(k) Plan as in effect through December 31, 2004, IAC matches $.50 for each dollar a participant contributes up to the first 6% of compensation. For fiscal 2002, IAC's matching contribution for each of Messrs. Diller, Kaufman, Khosrowshahi and Genachowski was $5,500. For fiscal 2003, IAC's matching contribution for each of Messrs. Diller, Kaufman, Khosrowshahi and Genachowski was $6,000 and for Mr. Hougie was $4,615. For fiscal 2004, IAC's matching contribution for each of Messrs. Diller, Kaufman, Khosrowshahi, Genachowski and Hougie was $6,150.

(6)
Of this amount, Messrs. Diller, Khosrowshahi, Genachowski and Hougie elected to defer $1,625,000, $500,000, $625,000 and $150,000, respectively, under IAC's 2003 Bonus Stock Purchase Program. Under the 2003 Bonus Stock Purchase Program, in lieu of receiving a cash payment for the entire amount of their 2003 bonuses, all bonus eligible employees of IAC had a right to elect to defer up to 50% of the value of their 2003 bonus payments. Deferred amounts were converted into shares of IAC common stock at a 20% discount to the then current market value of IAC common stock, as determined in accordance with the terms of the program.

(7)
Of this amount, Messrs. Diller and Khosrowshahi elected to defer $550,000 and $225,000, respectively, under IAC's 2002 Bonus Stock Purchase Program. Under the 2002 Bonus Stock Purchase Program, in lieu of receiving a cash payment for the entire amount of their 2002 bonuses, all bonus eligible employees of IAC had a right to elect to defer up to 50% of the value of their 2002 bonus payments. Deferred amounts were converted into shares of IAC common stock at a 20% discount to the then current market value of IAC common stock, as determined in accordance with the terms of the program.

(8)
Primarily reflects the deemed benefit to Mr. Kaufman in the amount of $135,000 resulting from IAC's investment in a start-up venture controlled by Mr. Kaufman. See "Item 13—Certain Relationships and Related Transactions—Relationships with Officers and Directors."

(9)
Represents the dollar value of awards of restricted stock units, calculated by multiplying the closing market price of the IAC common stock on the date of grant by the number of units awarded. As of December 31, 2004 (including restricted stock units in respect of 2004 performance granted in early 2005), Messrs. Kaufman, Khosrowshahi, Genachowski and Hougie held 363,827, 263,182, 137,320 and 75,000 restricted stock units, respectively. The value of the shares underlying these restricted stock units as of December 31, 2004 was approximately $10,048,901, $7,269,087, $3,792,778 and $2,071,500, respectively. Restricted stock units vest over time as provided in the agreements governing the respective awards (described in Note 2 above).

(10)
Reflects the 20% discount upon the conversion of deferred cash bonus amounts into shares of IAC common stock pursuant to the 2003 Bonus Stock Purchase Program (described in Note 6 above).

(11)
Reflects the 20% discount upon the conversion of deferred cash bonus amounts into shares of IAC common stock pursuant to the 2002 Bonus Stock Purchase Program (described in Note 7 above).

(12)
Represents a housing allowance plus a related tax payment, pursuant to Mr. Genachowski's employment agreement.

(13)
Includes $156,250 for the 20% discount upon the conversion of deferred cash bonus amounts into shares of IAC common stock pursuant to the 2003 Bonus Stock Purchase Program (described in

  Note 6 above) and $100,000 for a housing allowance plus a related tax payment pursuant to Mr. Genachowski's employment agreement.

(14)
Reflects salary paid to Mr. Hougie in respect of the period commencing on July 29, 2003, the date on which he joined IAC as Senior Vice President, Mergers & Acquisitions, and ending on December 31, 2003.

(15)
Mr. Hougie received $500,000 of his 2003 bonus in the form of signing bonus upon his commencement of employment with IAC. Mr. Hougie was granted 50,000 restricted stock units on July 29, 2003 with 50% vesting on the first and second anniversaries of the grant date.

Stock Option Information

        No options to purchase shares of IAC common stock were granted to the Named Executive Officers during the year ended December 31, 2004. The table below presents information concerning the exercise of stock options by the Named Executive Officers during the year ended December 31, 2004, and the fiscal year-end value of all unexercised options held by the Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Unexercised Options Held at Year End(#)		Value of Unexercised In-the-Money Options at Year End($)(2)
Name	Acquired On Exercise(#)	Value Realized($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Barry Diller Chairman and Senior Executive	—	—	41,845,888	—	849,932,705	—
Victor A. Kaufman Vice Chairman	220,000	3,245,665	1,662,500	112,500	5,923,125	427,500
Dara Khosrowshahi Chief Executive Officer	—	—	955,839	62,500	5,389,862	237,500
Julius Genachowski Executive Vice President, Chief of Business Operations	15,833	181,387	460,834	62,500	2,242,066	237,500
Robert Hougie Senior Vice President, Mergers & Acquisitions	—	—	—	—	—	—

(1)
Represents the difference between the exercise price of the options and the sale price of IAC common stock on the date of exercise and does not exclude the U.S. federal and state taxes due upon exercise.

(2)
Represents the difference between $27.62, the closing price of IAC common stock on December 31, 2004, and the exercise price of the options, and does not exclude the U.S. federal and state taxes due upon exercise.

Compensation of Outside Directors

        Effective July 1, 2004, each director of IAC who is not an employee of IAC or any of its businesses receives an annual retainer of $30,000, the chairpersons of the Audit and Compensation/Benefits Committees and each member of the Audit Committee receive an additional annual retainer of $10,000 and each member of the Compensation/Benefits Committee receives an additional annual retainer of $5,000. IAC also pays each non-employee director $1,000 for each IAC Board meeting and each IAC Board Committee meeting attended, plus reimbursement for all reasonable expenses incurred by a director as a result of attendance at any of these meetings. In addition, directors who are not employees of IAC or any of its businesses receive a grant of 7,500 restricted stock units (or such lesser numbers of restricted stock units with a dollar value of $250,000) upon their initial election to office and annually thereafter on the date of IAC's annual meeting of stockholders at which the director is re-elected. These restricted stock units vest in three equal annual installments commencing on the first anniversary of the grant date.

        Under IAC's Deferred Compensation Plan for Non-Employee Directors, non-employee directors may defer all or a portion of their annual retainer and meeting fees. Eligible directors who defer their directors' fees can elect to have such deferred fees applied to the purchase of share units, representing the number of shares of IAC common stock that could have been purchased on the relevant date, or credited to a cash fund. If any dividends are paid on IAC common stock, dividend equivalents will be credited on the share units. The cash fund will be credited with deemed interest at an annual rate equal to the weighted average prime lending rate of JPMorgan Chase Bank. Upon termination, a director will receive (1) with respect to share units, such number of shares of IAC common stock as the share units represent and (2) with respect to the cash fund, a cash payment. Payments upon termination will be made in either one lump sum or up to five installments, as previously elected by the eligible director at the time of the related deferral election.

Certain Agreements with Executive Officers

        Mr. Diller.    Under the Equity and Bonus Compensation Agreement dated August 24, 1995, IAC issued and sold to Mr. Diller 883,976 shares of IAC common stock at $5.65625 per share in cash (the "Initial Diller Shares") and an additional 883,976 shares of IAC common stock for the same per share price (the "Additional Diller Shares") payable by means of a cash payment of $2,210 and an interest-free, secured, non-recourse promissory note in the amount of $4,997,779. These amounts have been adjusted as appropriate to reflect the two two-for-one stock splits to holders of record as of the close of business on March 12, 1998 and February 10, 2000, respectively. The promissory note is secured by the Additional Diller Shares and by that portion of the Initial Diller Shares having a fair market value on the purchase date of 20% of the principal amount of the promissory note. The promissory note is due the earlier of (i) the termination of Mr. Diller's employment with IAC or (ii) September 5, 2007.

        Mr. Diller's Equity and Bonus Compensation Agreement with IAC also provides for a gross-up payment to be made to Mr. Diller, if necessary, to eliminate the effect of the imposition of the excise tax under Section 4999 of the Internal Revenue Code upon payments made to Mr. Diller and imposition of income and excise taxes on the gross-up payment.

        Mr. Diller was also granted a bonus arrangement, contractually independent from the promissory note, under which he received a bonus payment of approximately $2.5 million on August 24, 1996, and was to receive a further such bonus payment on August 24, 1997. The deferred amount, which may be deferred until September 5, 2007, accrues interest at a rate of 6% per annum. Mr. Diller also received $966,263 for payment of taxes by Mr. Diller due to the compensation expense which resulted from the difference in the per share fair market value of IAC common stock and the per share purchase price of the Initial Diller Shares and Additional Diller Shares. See also "Item 13—Certain Relationships and Related Transactions—Relationships with Officers and Directors."

        Mr. Kaufman.    On February 5, 2004, IAC and Mr. Kaufman entered into an agreement pursuant to which Mr. Kaufman will continue to be employed by IAC as its Vice Chairman through February 5, 2007 (the "Initial Term") and will then be employed by IAC on a part-time basis through February 5, 2010. The agreement provides for Mr. Kaufman's compensation to be determined by the relevant committee of IAC's Board of Directors, following consultation with IAC's Chairman.

        During the Initial Term, Mr. Kaufman will continue to oversee IAC's legal, financial and mergers & acquisition groups and devote at least 80% of his business time and attention to his duties to IAC and a new venture with IAC (as described below); provided, that Mr. Kaufman's duties to IAC shall be his first priority among his business activities. Mr. Kaufman has agreed that for the term of the agreement none of his activities outside of IAC shall be competitive with any IAC businesses. See also "Item 13—Certain Relationships and Related Transactions—Relationships with Officers and Directors."

        The agreement provides that Mr. Kaufman's options and other equity awards which are unvested or subsequently granted will continue to vest throughout the term of his full- and part-time employment with IAC. Vested options shall remain exercisable during both the Initial Term and the part-time employment period. However, in the event of termination of Mr. Kaufman's employment for any reason other than for cause or if Mr. Kaufman terminates his employment for good reason, vested options to purchase shares of IAC common stock ("IAC Options") held by Mr. Kaufman as of the date of termination shall remain exercisable for two years from the date of such termination, plus an additional fifteen days for each month of service performed by Mr. Kaufman during the Initial Term (up to a maximum of three years), and if Mr. Kaufman terminates his employment other than for good reason, vested IAC Options held by Mr. Kaufman as of the date of such termination shall remain exercisable for one year from the date of such termination, provided in each case that the options do not earlier expire.

        Mr. Genachowski.    On August 9, 2000, IAC and Mr. Genachowski entered into an employment agreement, which was subsequently amended on September 30, 2002. The amended agreement, which expired on December 31, 2004, provided for an annual base salary of $500,000 per year. The agreement also provided that Mr. Genachowski was eligible to receive an annual discretionary bonus (including equity awards). Under the agreement, Mr. Genachowski was entitled to receive an annual housing allowance, plus a tax gross-up for such allowance, not to exceed an aggregate of $100,000. Mr. Genachowski continues to receive the same annual salary and housing allowance, notwithstanding the expiration of his agreement.

        In April 2005, the terms of outstanding equity awards held by Mr. Genachowski were amended to provide for continued vesting upon termination of his employment, with stock options vesting through December 31, 2005 (and remaining exercisable through the earlier of June 30, 2007 or two years after completion of the spin-off) and restricted stock units vesting through February 2006, in addition to accelerated vesting of a portion of his 2003 award.

        Mr. McInerney.    On October 9, 2002, IAC and Mr. McInerney entered into an employment agreement in connection with his employment as Chief Executive Officer of IAC Electronic Retailing (the "Initial Employment Agreement"). On November 15, 2004, IAC and Mr. McInerney amended the Initial Employment Agreement to reflect Mr. McInerney's appointment as Executive Vice President and Chief Financial Officer of IAC, effective January 1, 2005 (the "Amended Employment Agreement"). The Amended Employment Agreement provides that Mr. McInerney shall receive an annual base salary of $550,000 per year and shall be eligible to receive annual discretionary bonuses. The Amended Employment Agreement does not have a stated term and shall remain in effect until terminated by IAC or Mr. McInerney.

        Pursuant to the Initial Employment Agreement, Mr. McInerney received a grant of 50,000 IAC restricted stock units, all of which vest on January 17, 2006, subject to Mr. McInerney's continued employment with IAC (the "Initial RSUs"). Upon a change of control of IAC, 100% of the Initial RSUs shall immediately vest.

        Consistent with the terms of the Initial Employment Agreement, the Amended Employment Agreement provides that if Mr. McInerney terminates his employment for any reason, all restricted stock and stock options granted to Mr. McInerney by IAC, Ticketmaster and/or Ticketmaster Online-Citysearch, Inc. on or before May 31, 2002 shall (i) in the case of unvested options, continue to vest until the date that is 18 months from his resignation (the "End Date") and (ii) in the case of vested options (both as of the termination date and those vesting before the End Date), shall remain exercisable through the End Date; provided, that any such stock options that vest in the immediate three months prior to the End Date shall remain exercisable for three months from the applicable vesting date. The rights of Mr. McInerney described in this paragraph shall be referred to as the "Resignation Rights."

        Consistent with the terms of the Initial Employment Agreement, the Amended Employment Agreement provides that if Mr. McInerney terminates his employment for good reason on any day of the calendar year other than the last day of IAC's taxable year or IAC terminates Mr. McInerney's employment for any reason other than death, disability or cause, then Mr. McInerney shall be entitled to the Resignation Rights and 100% of the Initial RSUs shall immediately vest.

        Mr. Blatt.    On November 5, 2003 (the "Effective Date"), IAC and Mr. Blatt entered into an employment agreement for a term continuing until November 5, 2006 and providing for an annual base salary of $400,000 per year. Pursuant to the terms of the employment agreement, Mr. Blatt is also eligible to receive an annual discretionary bonus (including equity awards) and received a $100,000 advance against his 2003 annual discretionary bonus upon commencement of his employment with IAC.

        Mr. Blatt's employment agreement provided for a grant of 35,000 restricted stock units ("RSUs"). These RSUs vest in four equal installments on the second, third, fourth and fifth anniversaries of the Effective Date. The employment agreement provides that upon a change of control of IAC, 100% of Mr. Blatt's RSUs would become vested and exercisable. In addition, upon termination of Mr. Blatt's employment by IAC for any reason other than death, disability or cause, or if Mr. Blatt terminates his employment for good reason, the agreement provides that IAC would be required to pay Mr. Blatt his base salary through the term of his agreement over the course of the then remaining term, subject to mitigation by Mr. Blatt. In the event of a termination for any reason other than death, disability or cause or if Mr. Blatt terminates his employment for good reason, the agreement provides that Mr. Blatt's RSUs would vest (in each case, inclusive of amounts previously vested) as follows: 25% after the first anniversary of, but prior to the second anniversary of, the Effective Date; 50% after the second anniversary of, but prior to the third anniversary of, the Effective Date; 75% after the first anniversary of, but prior to the fourth anniversary of, the Effective Date; and 100% on or after the fourth anniversary of the Effective Date.

        Ms. Fisher.    On June 30, 2003 (the "Effective Date"), IAC and Ms. Fisher entered into an employment agreement for a term continuing until June 30, 2005 and providing for an annual base salary of $400,000 per year. Pursuant to the terms of the employment agreement, Ms. Fisher is also eligible to receive an annual discretionary bonus (including equity awards) and received a $100,000 advance against her 2003 annual discretionary bonus upon commencement of her employment with IAC.

        Ms. Fisher's employment agreement provided for a grant of 35,000 RSUs. These RSUs vest in four equal installments on the second, third, fourth and fifth anniversaries of the Effective Date. The employment agreement provides that upon a change of control of IAC, 100% of Ms. Fisher's RSUs would become vested and exercisable. In addition, upon termination of Ms. Fisher's employment by IAC for any reason other than death, disability or cause, or if Ms. Fisher terminates her employment for good reason, the agreement provides that IAC would be required to pay Ms. Fisher her base salary through the term of her agreement over the course of the then remaining term, subject to mitigation by Ms. Fisher. In the event of a termination for any reason other than death, disability or cause or if Ms. Fisher terminates her employment for good reason, the agreement provides that Ms. Fisher's RSUs would vest (in each case, inclusive of amounts previously vested) as follows: 17% after the first anniversary of, but prior to the second anniversary of, the Effective Date; 37.5% after the second anniversary of, but prior to the third anniversary of, the Effective Date; 62.5% after the first anniversary of, but prior to the fourth anniversary of, the Effective Date; and 87.5% on or after the fourth anniversary of the Effective Date.

Compensation Committee Interlocks and Insider Participation

        The Board of Directors currently has a Compensation/Benefits Committee consisting of Mr. Bronfman, Ms. Kravis and Gen. Schwarzkopf. Mr. Spoon left and Mr. Bronfman joined the Committee in June 2004, Mr. Robert R. Bennett left the Committee upon his resignation from the Board of Directors in September 2004, and Mr. Keough left and Ms. Kravis joined the Committee in April 2005.

        Until its dissolution in April 2005, the Board also had a Performance-Based Compensation Committee, which from July 2004 consisted of Mr. Bronfman and Gen. Schwarzkopf. Through June 2004, the Performance-Based Compensation Committee consisted of Mr. Spoon and Gen. Schwarzkopf. The Compensation/Benefits Committee now exercises the powers that the Performance-Based Compensation Committee formerly exercised.

        None of the members of these Committees is or was in the past an officer or employee of IAC or any of its businesses at the time of their respective service on the Committees. Mr. Keough currently serves, and during his tenure as a member of the Compensation/Benefits Committee served, as Chairman (in a non-executive capacity) of Allen & Company LLC, a New York investment banking firm. From time to time, IAC has retained the services of Allen & Company LLC.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest.

        The following table presents, as of February 28, 2005, information relating to the beneficial ownership of IAC common stock, IAC Class B common stock and IAC Series A preferred stock by (1) each person known by IAC to own beneficially more than 5% of the outstanding shares of IAC common stock, IAC Class B common stock and IAC Series A preferred stock, (2) each director nominee of IAC, (3) each of the Chief Executive Officer and the four other most highly compensated executive officers of IAC who served in such capacities as of December 31, 2004 (the "Named Executive Officers"), and (4) all executive officers and directors of IAC as a group.

        Unless otherwise indicated, beneficial owners listed here may be contacted at IAC's corporate headquarters at 152 West 57th Street, 42nd Floor, New York, New York 10019. For each listed person, the number of shares of IAC common stock and percent of such class listed assumes the conversion or exercise of any IAC equity securities owned by such person, but does not assume the conversion or exercise of any such equity securities owned by any other person. Shares of IAC Class B common stock may at the option of the holder be converted on a one-for-one basis into shares of IAC common stock. Each share of IAC Series A preferred stock is convertible, at the option of the holder, into that number of shares of IAC common stock equal to the quotient obtained by dividing $50 by the conversion price, currently $33.75 per share. For each listed person, the number of shares of IAC common stock and percent of class listed includes shares of IAC common stock that may be acquired by such person upon the exercise of stock options and warrants that are or will be exercisable, and restricted stock units that are or will have vested, within 60 days of February 28, 2005.

        The percentage of votes for all classes of capital stock is based on one vote for each share of IAC common stock, ten votes for each share of IAC Class B common stock and two votes for each share of IAC Series A preferred stock.

	IAC Common Stock			IAC Class B Common Stock			IAC Preferred Stock
Name and Address of Beneficial Owner											Percent of Votes (All Classes)
	Shares		%	Shares		%	Shares		%
Capital Research and Management Company 333 South Hope Street Los Angeles, CA 90071	78,709,590	(1)	12.4%	—		—	—		—		6.0%
Citigroup Global Markets Holdings Inc. and Citigroup Inc. 388 Greenwich Street New York, NY 10013	36,407,077	(2)	5.7%	—		—	—		—		2.8%
Legg Mason Funds Management, Inc., Legg Mason Capital Management, Inc., LMM, LLC, Legg Mason Focus Capital, Inc. and Legg Mason Value Trust, Inc. 100 Light Street Baltimore, MD 21202	91,269,132	(3)	14.4%	—		—	—		—		7.0%
Liberty Media Corporation 12300 Liberty Boulevard Englewood, CO 80112	138,439,618	(4)	20.2%	51,199,996	(5)	79.2%	—		—		45.8%
Microsoft Corporation One Microsoft Way Redmond, WA 98052	51,733,277	(6)	7.7%	—		—	—	(6)	—	(6)	3.9%
Universal Studios, Inc. 100 Universal City Plaza Universal City, CA 91608	56,611,308	(7)	8.7%	13,430,000	(8)	20.8%	—		—		13.6%
Barry Diller	239,058,769	(4)(9)	32.2%	64,629,996	(10)	100.0%	—		—		60.8%
Edgar Bronfman, Jr.	41,216	(11)	*	—		—	—		—		*
Julius Genachowski	528,978	(12)	*	—		—	—		—		*
Robert Hougie	14,596		*	—		—	—		—		*

Victor A. Kaufman	1,714,756	(13)	*	—	—	—	—	*
Donald R. Keough	228,842	(14)	*	—	—	—	—	*
Dara Khosrowshahi	1,061,536	(15)	*	—	—	—	—	*
Marie-Josée Kravis	24,166	(16)	*	—	—	—	—	*
Bryan Lourd	51,425		*	—	—	—	—	*
Steven Rattner	23,565	(17)	*	—	—	—	—	*
Gen. H. Norman Schwarzkopf	184,166	(18)	*	—	—	—	—	*
Alan Spoon	67,425	(19)	*	—	—	—	—	*
Diane Von Furstenberg	44,166	(20)	*	—	—	—	—	*
All executive officers and directors as a group (14 persons)	242,445,841		32.6%	64,629,996	100.0%	—	—	60.9%

*
The percentage of shares beneficially owned does not exceed 1% of the class.

(1)
Based upon information filed on a Schedule 13G, as amended, with the SEC on February 9, 2005.

(2)
Based upon information filed on a Schedule 13G with the SEC on February 8, 2005.

(3)
Based upon information filed on a Schedule 13G, as amended, with the SEC on February 14, 2005.

(4)
Consists of 87,239,578 shares of IAC common stock and 2,353,188 shares of IAC Class B common stock held by Liberty Media Corporation ("Liberty") and 44 shares of IAC common stock held collectively by the BDTV Entities (as defined below) and 8,000,000, 31,236,444, 8,010,364 and 1,600,000 shares of IAC Class B common stock held by each of BDTV Inc., BDTV II Inc., BDTV III Inc. and BDTV IV Inc. (collectively, the "BDTV Entities"), respectively. Mr. Diller owns all of the voting stock and Liberty owns all of the non-voting stock, in each case, of the BDTV entities, which non-voting stock represents in excess of 99% of the equity of the BDTV Entities. Pursuant to an Amended and Restated Stockholders Agreement among Liberty, Universal Studios, Inc. ("Universal"), Vivendi and Mr. Diller and a related letter agreement, Mr. Diller generally has the right to vote all of the shares of IAC common stock and IAC Class B common stock held by Liberty and the BDTV Entities.

(5)
Consists of 2,353,188 shares of IAC Class B common stock held by Liberty and 8,000,000, 31,236,444, 8,010,364 and 1,600,000 shares of IAC Class B common stock held by each of BDTV Inc., BDTV II Inc., BDTV III Inc. and BDTV IV Inc., respectively. Pursuant to the Amended and Restated Stockholders Agreement and a related letter agreement, Mr. Diller generally has the right to vote all of the shares of IAC Class B common stock held by Liberty and the BDTV Entities.

(6)
Based on information filed on a Schedule 13G, as amended, with the SEC, on February 3, 2005. Consists of an indeterminate number of shares of IAC common stock, shares of IAC common stock issuable upon the exercise of IAC warrants and shares of IAC common stock issuable upon the conversion of IAC Series A preferred stock.

(7)
Based on information filed on a Schedule 13G with the SEC on May 21, 2004. Consists of 43,181,308 shares of IAC common stock and 13,430,000 shares of IAC Class B common stock. NBC Universal, Inc. ("NBC Universal") by virtue of the fact that it owns all of the outstanding capital stock of NBCU Acquisition Sub, Inc., which in turn owns all of the outstanding capital stock of Universal, is deemed to be the beneficial owner of the 43,181,308 shares of IAC common stock and 13,430,000 shares of IAC Class B common stock directly held by Universal. Pursuant to the Amended and Restated Stockholders Agreement and a related letter agreement, Mr. Diller generally has the right to vote all of the shares of IAC common stock and IAC Class B common stock held by Universal.

(8)
Pursuant to the Amended and Restated Stockholders Agreement and a related letter agreement, Mr. Diller generally has the right to vote all of the shares of IAC Class B common stock held by Universal.

(9)
Consists of 1,793,214 shares of IAC common stock owned by Mr. Diller, options to purchase 41,845,888 shares of IAC common stock granted under IAC's stock compensation plans, 368,741 shares of IAC common stock held by a private foundation as to which Mr. Diller disclaims beneficial ownership, 44 shares of IAC common stock and 48,846,808 shares of IAC Class B common stock held collectively by the BDTV Entities, 87,239,578 shares of IAC common stock and 2,353,188 shares of IAC Class B common stock held by Liberty, and 43,181,308 shares of IAC common stock and 13,430,000 shares of IAC Class B common stock held by Universal, as to which Mr. Diller has general voting authority under the Amended and Restated Stockholders Agreement and a related letter agreement. Excludes 2,500 shares of IAC common stock and options to purchase 41,666 shares of IAC common stock held by Ms. Von Furstenberg, as to which Mr. Diller disclaims beneficial ownership.

(10)
Consists of 48,846,808 shares of IAC Class B common stock held collectively by the BDTV Entities, 2,353,188 shares of IAC Class B common stock held by Liberty and 13,430,000 shares of IAC Class B common stock held by Universal, as to which Mr. Diller has general voting authority under the Amended and Restated Stockholders Agreement and a related letter agreement.

(11)
Consists of (i) 2,500 shares held by Mr. Bronfman directly, (ii) 21,500 shares of IAC common stock held for the benefit of Mr. Bronfman in an IRA account, (iii) 8,500 shares of IAC common stock held by Mr. Bronfman in his capacity as custodian for his minor children, (iv) 2,050 shares of IAC common stock held by Mr. Bronfman's spouse and (v) options to purchase 6,666 shares of IAC common stock granted under IAC's stock compensation plans. Mr. Bronfman disclaims beneficial ownership of the 10,550 shares of IAC common stock described in (iii) and (iv) above.

(12)
Consists of 68,144 shares of IAC common stock and options to purchase 460,834 shares of IAC common stock granted under IAC's stock compensation plans.

(13)
Consists of 52,256 shares of IAC common stock and options to purchase 1,662,500 shares of IAC common stock granted under IAC's stock compensation plans.

(14)
Consists of (i) 85,176 shares of IAC common stock held by Mr. Keough, (ii) 2,000 shares of IAC common stock held by Mr. Keough's spouse and (iii) options to purchase 141,666 shares of IAC common stock granted under IAC's stock compensation plans. Excludes shares of IAC common stock beneficially owned by affiliates of Allen & Company LLC. Mr. Keough disclaims beneficial ownership of the 2,000 shares of IAC common stock described in (ii) above and all shares of IAC common stock beneficially owned by affiliates of Allen & Company LLC.

(15)
Consists of 105,697 shares of IAC common stock and options to purchase 955,839 shares of IAC common stock granted under IAC's stock compensation plans.

(16)
Consists of 2,500 shares of IAC common stock and 21,666 options to purchase shares of IAC common stock granted under IAC's stock compensation plans.

(17)
Consists of 21,065 shares of IAC common stock held indirectly through partnership interests and 2,500 shares of IAC common stock to be received upon the vesting of restricted stock units in the next 60 days.

(18)
Consists of 2,500 shares of IAC common stock and 181,666 options to purchase shares of IAC common stock granted under IAC's stock compensation plans.

(19)
Consists of 16,000 shares of IAC common stock and options to purchase 51,425 shares of IAC common stock granted under IAC's stock compensation plans.

(20)
Consists of 2,500 shares of IAC common stock and options to purchase 41,666 shares of IAC common stock granted under IAC's stock compensation plans. Excludes shares beneficially owned by Mr. Diller, as to which Ms. Von Furstenberg disclaims beneficial ownership.

Equity Compensation Plan Information

        The following table summarizes information, as of December 31, 2004, relating to equity compensation plans of IAC pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
	(A)		(B)		(C)
Equity compensation plans approved by security holders(2)	51,355,153	(4)	$10.73	(5)	11,697,964
Equity compensation plans not approved by security holders(3)	9,508,388		$9.08		—
Total	60,863,541		$10.43	(5)	11,697,964

(1)
Information excludes 25,618,596 securities with a weighted-average exercise price of $14.61 to be issued upon the exercise of outstanding options, warrants and other rights to purchase shares of IAC common stock, which securities were granted pursuant to plans assumed by IAC in connection with acquisitions. No securities remain available for future issuance under any of these plans.

(2)
These plans are IAC's Amended and Restated 2000 Stock and Annual Incentive Plan, 1997 Stock and Annual Incentive Plan, the Deferred Compensation Plan for Non-Employee Directors, the Silver King Communications, Inc. 1995 Stock Incentive Plan, the Home Shopping Network 1996 Stock Option Plan for Employees and the Ticketmaster Stock Plan.

  In April 2005, IAC terminated the Silver King Communications, Inc. 1995 Stock Incentive Plan, the Home Shopping Network 1996 Stock Option Plan for Employees and the Ticketmaster Stock Plan, given that its intention was not to grant any further equity awards pursuant to these plans. All equity awards currently outstanding under these plans remain outstanding following the termination, and continue to be governed by the terms of the respective plan under which they were issued, until the later of their vesting or exercise.

(3)
Reflects options granted under the 1999 Stock Option Plan and the Equity and Bonus Compensation Agreement.

(4)
Includes an aggregate of (i) 8,312,274 shares issuable upon the vesting of restricted stock and restricted stock unit awards, (ii) 36,276 shares underlying share units, payable on a one-for-one basis, credited to share unit accounts as of December 31, 2004 under IAC's Deferred Compensation Plan for Non-Employee Directors and (iii) 43,006,603 shares issuable upon the exercise of outstanding stock options and the vesting of restricted stock units. Does not include shares underlying restricted stock units granted in early 2005 in respect of 2004 performance.

(5)
Weighted average exercise price calculation excludes restricted stock and restricted stock units.

1999 Stock Option Plan

        In February 2000, IAC's Board of Directors approved the 1999 Stock Option Plan, or the 1999 Plan. An award of stock options exercisable for 4.4 million shares of IAC common stock, the total amount available under the 1999 Plan, at an exercise price of $22.59 per share, was made in February 2000 to Dr. Georg Kofler in consideration of his entering into an employment arrangement with a German affiliate of Home Shopping Network. These options vested over four years, with 25% vesting on the first, second, third and fourth anniversaries of the date of grant, and remain exercisable for ten years from the date of grant. Subject to applicable law, these options are freely transferable by the holders thereof by written notice to IAC, or by will or the laws of descent and distribution or pursuant to a qualified domestic relations order.

Equity and Bonus Compensation Agreement

        In August 1995, IAC granted to Mr. Diller stock options to acquire 7,583,388 shares of IAC common stock at an exercise price of $5.66 per share (both the number of shares and the exercise price have been adjusted to reflect IAC's two stock splits since the date of grant) pursuant to the Equity and Bonus Compensation Agreement. The options vested over four years, with 25% vesting on the first, second, third and fourth anniversaries of the date of grant, and are exercisable for ten years from the date of grant.

Item 13.    Certain Relationships and Related Transactions

Relationships with Officers and Directors

        Pursuant to an Amended and Restated Stockholders Agreement and a related letter agreement, Mr. Diller, through shares owned by him as well as those beneficially owned by Liberty and Universal, is effectively able to control the outcome of all matters submitted to a vote or for the consent of IAC's stockholders (other than with respect to the election by the holders of IAC common stock of 25% of the members of IAC's Board of Directors and certain matters as to which a separate class vote of the holders of IAC's common stock or preferred stock is required under Delaware law or IAC's charter).

        In 1997, IAC and Mr. Diller agreed to defer repayment of an interest-free, secured, non-recourse promissory note in the amount of $4,997,779 due from Mr. Diller from September 5, 1997 to September 5, 2007. As of December 31, 2004, the promissory note remained outstanding. In 1997, Mr. Diller and IAC agreed to defer the payment of a bonus in the amount of $2.5 million that otherwise was to be paid to Mr. Diller in 1997. The deferred bonus amount, which may be deferred until September 5, 2007, accrues interest at a rate of 6% per annum.

        In 2001, IAC and Mr. Diller entered into an agreement with respect to the construction of facilities, including a screening room on Mr. Diller's property, to assist Mr. Diller in connection with IAC-related activities. Construction costs of approximately $1.8 million were paid by IAC and the agreement provides that under certain circumstances, including upon Mr. Diller's termination of employment by IAC or its affiliates, Mr. Diller shall have the option of paying to IAC an amount equal to the depreciated book value of the construction costs to acquire the facilities.

        In October 2000, a subsidiary of IAC and Nineteen Forty CC Inc. ("Nineteen Forty"), a company owned by Mr. Diller, acquired an aircraft for use by Mr. Diller and other directors and executive officers of IAC in connection with IAC's business. In connection with this transaction, Nineteen Forty, which originally was under contract to purchase the aircraft, assigned to IAC its rights under the purchase agreement and, in exchange, IAC granted Nineteen Forty an option to acquire all or any portion of the aircraft ultimately acquired by IAC for its depreciated value on IAC's books. The aircraft is currently owned 77.2% by the IAC subsidiary and 22.8% by Nineteen Forty. IAC's ownership interest remains subject to Nineteen Forty's option. IAC has entered into an agreement with Nineteen Forty pursuant to which IAC leases Nineteen Forty's 22.8% interest in the aircraft for lease payments of approximately $53,000 per month. The foregoing payment rate was based on market lease rates for a similar aircraft. Under the terms of the lease, IAC is the operator of the aircraft and is responsible for its operations and maintenance, including paying all fixed and variable costs arising from the ownership or operation of the aircraft.

        In 2004, Mr. Diller reimbursed IAC approximately $207,000 in connection with a New York City apartment maintained by IAC for use by Mr. Diller, covering in full IAC's out-of-pocket costs of maintaining such apartment from January 2004 through the termination of the related lease in July 2004.

        Mr. Diller reimbursed IAC approximately $168,643 for certain personal use of IAC's airplane during 2004 pursuant to a time-sharing agreement at the maximum rate allowable under applicable rules of the Federal Aviation Association. The incremental costs of these flights above the reimbursed amounts are included in Mr. Diller's compensation reflected in "Other Annual Compensation" in the "Summary Compensation Table" under "Item 11—Executive Compensation."

        On December 20, 2004, IAC invested $500,000 in convertible preferred stock of an online start-up venture controlled by Mr. Kaufman. IAC has committed to invest a total of $2 million, which would give IAC preferred stock convertible into 20% of the outstanding common stock of the venture. IAC has various approval rights over significant transactions, the right to appoint directors to the board of directors proportionate to its holdings, and various forms of anti-dilution protection for its investment. It also has the option to purchase additional preferred stock for $20 million such that IAC would hold a 50% ownership percentage in the venture, the right to purchase Mr. Kaufman's shares prior to March 31, 2012 at fair market value, and the right to put its investment to the venture at the time of the venture's first significant financing for the value of its stake implied by the terms of such financing, discounted by 30% to account for the illiquidity of the stock. Prior to making its investment, IAC received an analysis from an independent financial appraiser that concluded that the terms of its investment, including the financial terms, were reasonable and consistent with, and in certain instances more favorable to IAC than, those contained in similar first-round financing transactions between unrelated parties. The terms of the transaction were negotiated between Mr. Kaufman and various members of IAC's senior management and approved by the Audit Committee.

        From time to time, IAC has retained the services of Allen & Company LLC, a New York investment banking firm. Mr. Keough, a member of the Board of Directors of IAC, currently serves as Chairman (in a non-executive capacity) of Allen & Company LLC.

        During 2004, one of IAC's businesses, Home Shopping Network, made payments to Diane Von Furstenberg Studio, LP of approximately $330,500 relating to sales of fashion merchandise by Home

Shopping Network. Ms. Von Furstenberg, a member of the Board of Directors of IAC, is the founder and Chairman of Diane Von Furstenberg Studio, LP.

VUE Transaction

        On May 7, 2002, IAC completed the transaction pursuant to which VUE was formed. The joint venture initially was controlled by Vivendi, with the common interests owned 93.06% by Vivendi and its subsidiaries, 5.44% by IAC and its subsidiaries and 1.5% by Mr. Diller (subject to the assignments discussed below). During 2004, Vivendi and the General Electric Company ("GE") completed their combination of the businesses of the National Broadcasting Company, Inc., a subsidiary of GE, and those of Universal, the affiliate of Vivendi that controls VUE (the "NBC Universal Transaction"). The combined businesses of NBC and Universal are now known as NBC Universal and NBC Universal now controls VUE.

        In connection with the VUE transaction, IAC and its subsidiaries received the following at the closing of the transactions:

  •
  approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period;

  •
  a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity;

  •
  a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled with IAC shares owned by special purpose entities controlled by Universal having a market value equal to the then face value of the Class B preferred interest, subject to a maximum of approximately 43.2 million shares of IAC common stock and 13.4 million shares of IAC Class B common stock (for a total of approximately 56.6 million IAC common shares), provided that cash may be substituted in lieu of shares of IAC common stock (but not IAC Class B common stock);

  •
  a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by IAC after eight years; and

  •
  cancellation of all of Vivendi's interests in USANi LLC, a Delaware limited liability company, which interests were exchangeable into IAC common shares, including USANi LLC interests obtained by Vivendi from Liberty in a related transaction.

        In addition, IAC issued to Vivendi warrants to acquire shares of IAC common stock, all of which warrants were sold by Vivendi in 2003. Barry Diller, IAC's Chairman and Chief Executive Officer, received a common interest in VUE with a 1.5% profit sharing percentage in return for his agreeing to specified non-competition provisions and agreeing to serve as Chairman and Chief Executive Officer of VUE, which position he held from May 2002 to April 2003. In February 2002, Mr. Diller assigned the right to receive beneficial interests in a portion of his common interest in VUE to Victor A. Kaufman, Vice Chairman and a director of IAC (minimum value of $15 million), Dara Khosrowshahi, then Executive Vice President and Chief Financial Officer of IAC, and Julius Genachowski, Executive Vice President and Chief of Business Operations of IAC (each with minimum value of $2.5 million), subject to certain conditions. During 2004, Universal acquired Mr. Diller's common interest in VUE for $255 million in accordance with the contractual terms of the VUE Partnership Agreement, with Mr. Diller's assignees receiving the minimum value stated above as their proportionate share of the proceeds.

        Upon consummation of the transaction, the following also occurred:

  •
  IAC, Vivendi, Universal, Liberty and Mr. Diller entered into an Amended and Restated Governance Agreement, which governs the relationship between each of Universal and Vivendi and their respective affiliates, on the one hand, and IAC, on the other hand, in respect of ownership of IAC securities; and

  •
  Vivendi, Universal, Liberty and Mr. Diller entered into an Amended and Restated Stockholders Agreement, which agreement governs the relationship among the parties as stockholders.

        Summaries of the agreements relating to the VUE transaction are set forth in, and copies of these agreements have been filed with the SEC as Appendices to, IAC's Definitive Proxy Statement, dated March 25, 2002, and are available from the SEC.

  VUE Distributions

        During 2004, IAC recognized paid-in-kind distributions with respect to the Class A preferred interests in VUE in an aggregate amount of approximately $39.9 million and cash dividend payments with respect to the Class B preferred interests in VUE in an aggregate amount of approximately $64.8 million.

        In connection with the formation of VUE, IAC and various of its affiliates entered into an amended partnership agreement (the "Partnership Agreement"), dated as of May 7, 2002, with various affiliates of Vivendi, as well as with Mr. Diller. The Partnership Agreement provides that VUE "shall, as soon as practicable after the close of each taxable year, make cash distributions to each Partner in an amount equal to the product of (a) the amount of taxable income allocated to such Partner for such taxable year... and (b) the highest aggregate marginal statutory Federal, state, local and foreign income tax rate... applicable to any Partner." The Partnership Agreement also provides that taxable income of VUE is to be allocated to the partners in a specified order, including amounts corresponding to the cash and pay-in-kind distributions on IAC and its affiliates' preferred interests in IAC, which represent a 5% annual return on those interests (the "Preferred Return"). The actual amount of cash distributions with respect to taxable income on the Preferred Return would depend on several factors, including the amount of VUE's earnings and federal, state, and local income tax rates.

        Pursuant to these provisions of the Partnership Agreement, in 2004 VUE made cash distributions in respect of actual allocated taxable income attributable to the common interests in VUE for the fiscal year ended December 31, 2003 to IAC and Messrs. Diller, Kaufman, Khosrowshahi and Genachowski. Aggregate cash distributions made to IAC and Messrs. Diller and Kaufman were approximately $4.6 million, $1.2 million and $70,000, respectively, and aggregate cash distributions made to Messrs. Khosrowshahi and Genachowski were, in each case, less than $60,000.

        Commencing in October or November 2002, Vivendi advised IAC that it does not believe that VUE is obligated under the Partnership Agreement to make these tax payments in respect of taxable income allocated to IAC and its affiliates with respect to the Preferred Return. On April 15, 2003, IAC (and an affiliate) filed a lawsuit against Vivendi, a Vivendi affiliate and VUE in the Court of Chancery of the State of Delaware to enforce the provisions of the Partnership Agreement requiring cash distributions with respect to taxable income allocated with respect to the Preferred Return. On June 30, 2003, the defendants filed an answer to the complaint and asserted various affirmative defenses and counterclaims, including a request to reform the Partnership Agreement—on the grounds of mutual, or, in the alternative, unilateral mistake—so that it does not require VUE to make such payments.

        On January 30, 2004, IAC filed a motion for judgment on the pleadings, on the grounds that IAC is entitled to the relief it seeks on the basis of the pleadings in the case which the Delaware Chancery Court granted by Memorandum Opinion dated June 30, 2004, and in a final judgment and order dated August 5, 2004.

        On August 23, 2004, the defendants filed a notice of appeal from the Chancery Court's judgment to the Supreme Court of Delaware. A panel of the Supreme Court heard oral argument on January 19, 2005 and later that day, the Court issued an order that the appeal would be argued before and determined by the Court en banc. Oral argument before the full Court was held on April 20, 2005. No decision has been rendered.

  VUE Covenant Defeasance

        On May 11, 2004, VUE and IAC entered into an agreement pursuant to which VUE delivered letters of credit issued in favor of USANi Sub LLC, a subsidiary of IAC, in order to defease certain covenants under the Partnership Agreement in favor of IAC. The defeasance of these covenants was a condition to the closing of the sale of Vivendi's interests in VUE to GE and NBC Universal.

Other IAC Relationships and Transactions with Vivendi, NBC Universal and their respective Affiliates

        Through May 21, 2004, Universal was an affiliate of Vivendi. Following the completion of the NBC Universal Transaction (as described above under the caption "—VUE Transaction"), Universal is now an affiliate of NBC Universal and GE.

  NBC Universal

        On March 9, 2005, NBC Universal agreed that following the completion of IAC's spin-off of its travel and travel-related businesses into a separate public company, so long as Mr. Diller is Chairman or senior executive of Expedia, he will be entitled to exercise full voting rights over all Expedia securities beneficially owned by NBC Universal and its controlled affiliates.

        On three separate occasions during 2004, IAC consented under the VUE Partnership Agreement to the refinancing of VUE indebtedness in order to permit refinancing on terms more favorable to VUE and, in December 2004, IAC waived certain rights it may have had in order to permit NBC Universal and its subsidiaries to undergo certain internal corporate restructuring transactions.

        During 2004, certain IAC businesses collectively purchased an aggregate of approximately $10.3 million in advertising on certain NBC Universal network and/or pay television channels. One of these pay television channels is affiliated with Microsoft. See "—Relationships with Microsoft." In addition, during 2004, certain IAC businesses purchased admission tickets to NBC Universal theme parks and/or studio tours, which purchases totaled approximately $178,000. Lastly, during 2004, one of IAC's businesses sold 50% of its interest in box seating arrangements at a New York City entertainment venue to NBC Universal for approximately $115,000.

  General Electric

        During 2004, one of IAC's businesses, Home Shopping Network, settled litigation brought against one of its subsidiaries by a cable subsidiary of GE regarding the alleged breach by the Home Shopping Network subsidiary of a carriage agreement between the two parties. In connection with this settlement, Home Shopping Network paid the GE cable subsidiary approximately $200,000.

        During 2004, two of IAC's businesses launched co-branded credit card programs with a subsidiary of GE. Pursuant to these arrangements, these IAC businesses collectively received an aggregate of approximately $5.6 million in payments, primarily in the form of revenue share payments in respect of purchases made pursuant to the co-branded cards and sales and marketing support for the programs, from the GE subsidiary.

        IAC believes that its business agreements with Vivendi, NBC Universal and their respective affiliates have been negotiated on an arms-length basis and contain terms at least as favorable to IAC as terms that could have been obtained from an independent third party.

        In the ordinary course of business going forward, IAC may determine to enter into other agreements with NBC Universal and its affiliates.

Relationships between IAC and Liberty Media Corporation

        Under the terms of the Amended and Restated Governance Agreement, two designees of Liberty, Messrs. Malone and Bennett, were members of the IAC Board of Directors through September 14, 2004. Liberty holds a substantial equity interest in IAC, and Liberty is a party to certain agreements executed in connection with the Vivendi Transaction that are filed as exhibits to IAC's publicly-filed reports.

        Liberty and Mr. Diller intend to enter into a stockholders agreement with respect to Expedia that will take effect upon completion of the spin-off and pursuant to which, among other arrangements, Mr. Diller will generally hold an irrevocable proxy with respect to all Expedia securities beneficially owned by Liberty until such proxy terminates in accordance with the terms of the Expedia stockholders agreement.

        During 2004, one of IAC's businesses purchased an aggregate of approximately $202,000 in advertising on a Liberty pay television channel. In addition, during 2004, another IAC business leased office space and supplies from one Liberty subsidiary. Aggregate rental payments made to the Liberty subsidiary in connection with these lease arrangements were approximately $3.4 million in 2004. Lastly, in 2004, one of Liberty's subsidiaries provided media-related consulting services to one of IAC's businesses. Total fees paid to the Liberty subsidiary by the IAC business for these services were approximately $63,000.

        During 1996, Home Shopping Network, along with Jupiter Programming Company, formed Shop Channel, a television shopping venture based in Tokyo. Liberty Media International, Inc., a subsidiary of Liberty, owns a 50% interest in Jupiter, the 70% shareholder in the venture. Home Shopping Network owns a 30% interest in Shop Channel. During 1999, Home Shopping Network loaned $2.5 million to Shop Channel, of which $1.7 million was outstanding as of December 31, 2003. This balance was paid in full during 2004. Home Shopping Network did not sell any inventory nor provide any services to Shop Channel during 2004.

        IAC believes that its business agreements with Liberty have been negotiated on an arm's-length basis and contain terms at least as favorable to IAC as those that could be obtained from an independent third party.

        In the ordinary course of business, and otherwise from time to time, IAC may determine to enter into other agreements with Liberty and its affiliates.

        Under the Amended and Restated Governance Agreement, if IAC issues or proposes to issue shares of IAC common stock or IAC Class B common stock, Liberty has preemptive rights that generally entitle it to purchase a number of IAC common shares so that Liberty will maintain the identical ownership interest in IAC that Liberty held immediately prior to such issuance or proposed issuance. No such preemptive rights were exercised during 2004.

Relationships with Microsoft

        IAC and its businesses have entered into a series of commercial agreements with Microsoft generally relating to their adoption of Microsoft technology, software and functionality, branding and advertising, and the provision of ticketing, city guide and personals content and functionality to the Microsoft Network. IAC believes that these transactions result in terms to IAC and its subsidiaries that are at least as favorable as those that could be obtained from a third party. Total fees paid to Microsoft by IAC with respect to these arrangements in 2004 were approximately $54.3 million. In addition, during 2004, IAC provided approximately $6.0 million in advertising to Microsoft, which advertising was obtained by IAC from Universal Television pursuant to the Vivendi transaction. Certain IAC businesses also purchased advertising time from NBC Universal on a pay television channel affiliated with Microsoft in 2004. See "—Relationships and Transactions with Vivendi, NBC Universal and Their Respective Affiliates—NBC Universal."

        In the ordinary course of business, and otherwise from time to time, IAC and its businesses may determine to enter into other commercial arrangements with Microsoft and its affiliates.

Item 14.    Principal Accountant Fees and Services

        The following table sets forth fees for all professional services rendered by Ernst & Young to IAC for the years ended December 31, 2004 and 2003.

	2004	2003
Audit Fees(1)	$8,230,000	$4,524,000
Audit-Related Fees(2)	2,978,000	1,883,000

Total Audit and Audit-Related Fees	11,208,000	6,407,000
Tax Fees(3)	105,000	381,000
Other Fees(4)	—	—

Total Fees	$11,313,000	$6,788,000

(1)
Audit Fees include fees associated with the annual audit of IAC's consolidated financial statements and internal control over financial reporting (2004 only), statutory audits, reviews of IAC's periodic reports, accounting consultations, reviews of SEC registration statements and consents and other services related to SEC matters.

(2)
Audit-Related Fees include fees for due diligence in connection with acquisitions, accounting consultations and benefit plan audits.

(3)
Tax Fees include fees for tax compliance, tax consultation and tax planning. These services included assistance regarding federal, state and international tax compliance and tax audits.

(4)
There were no Other Fees incurred by Ernst & Young during 2004 or 2003 for professional services rendered in connection with financial information services design and implementation.

        During 2003, the Audit Committee adopted a policy governing the pre-approval of all audit and permitted non-audit services performed by IAC's independent auditors in order to ensure that the provision of such services does not impair the auditor's independence from IAC and its management. Unless a type of service to be provided by IAC's independent auditors has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services in excess of pre-approved cost levels will require specific pre-approval by the Audit Committee. In all pre-approval instances, the Audit Committee will consider whether such services are consistent with SEC rules on auditor independence.

        In its pre-approval policy, the Audit Committee has designated specific services that have the pre-approval of the Audit Committee (each of which is subject to pre-approved cost levels) and has classified these pre-approved services into one of four categories: Audit, Audit-Related, Tax and All Other. The term of any pre-approval is 12 months from the date of such pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee will revise the list of pre-approved services from time to time. Pre-approved fee levels for all services to be provided by the independent auditors will be established periodically from time to time by the Audit Committee. Any proposed services in excess of pre-approved costs levels will require specific pre-approval by the Audit Committee.

        Pursuant to its pre-approval policy, the Audit Committee may delegate its authority to grant pre-approvals to one or more of its members, and has currently delegated this authority to its Chairman. The decisions of the Chairman (or any other member(s) to whom such authority may be delegated) to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee may not delegate its responsibilities to pre-approve services to management.

        Pursuant to the pre-approval policy, requests or applications to provide services that require separate pre-approval must be submitted, after consultation with the independent auditors, to the Audit Committee by IAC's Chief Financial Officer and/or the Controller. In connection with any such submission, each of the Chief Financial Officer and/or Controller, as applicable, as well as the independent auditors, must represent to the Audit Committee that the request or application is, in their respective views, consistent with the SEC rules on auditor independence.

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

    Consolidated Balance Sheets as of December 31, 2004 and 2003.

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002.

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

    Notes to Consolidated Financial Statements.

  (2)
  Consolidated Financial Statement Schedule

Schedule Number
II	Valuation and Qualifying Accounts (previously filed)

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

Exhibit Number	Description	Location
2.1
	Investment Agreement, dated as of October 19, 1997, among Universal Studios, Inc., HSN, Inc., Home Shopping Network, Inc. and Liberty Media Corporation, as amended and restated as of December 18, 1997.	Appendix A to the Registrant's Definitive Proxy Statement, dated January 12, 1998.
2.2	Amended and Restated Transaction Agreement, dated as of December 16, 2001, among Vivendi Universal, S.A., Universal Studios, Inc., the Registrant, USANi LLC and Liberty Media Corporation.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2002.
3.1	Restated Certificate of Incorporation of IAC.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 14, 2003.

3.2	Certificate of Ownership and Merger merging NC3, Inc. into IAC/InterActiveCorp under the name IAC/InterActiveCorp.	Exhibit 3.1 to IAC's Current Report on Form 8-K, filed on July 14, 2004.
3.3	Amended and Restated Bylaws of IAC.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on September 20, 2002.
4.1	Indenture, dated as of November 23, 1998, among the Registrant, USANi LLC, the Guarantors party thereto, and The Chase Manhattan Bank, as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-71305), filed on January 28, 1999.
4.2	Form of 6 3/4% Senior Notes due 2005.	Exhibit B to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-71305), filed on January 28, 1999.
4.3	Indenture, dated as of December 16, 2002, among the Registrant, USANi LLC, as Guarantor, and JPMorgan Chase Bank, as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.4	Form of 7% Senior Notes due 2013.	Exhibit B to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.5	Equity Warrant Agreement, dated as of February 4, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.6	Equity Warrant Agreement, dated as of May 7, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2002.
4.7	Forms of Equity Warrant Agreement and Optionholder Equity Warrant Agreement, in each case, between the Registrant and Mellon Investor Services LLC, as equity warrant agent.	Exhibits 4.2 and 4.4 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-104973), filed on August 6, 2003.
10.1*	Equity and Bonus Compensation Agreement, dated as of August 24, 1995, between Barry Diller and the Registrant.	Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2*	Amended and Restated 2000 Stock and Annual Incentive Plan.	Appendix B to the Registrant's Definitive Proxy Statement, dated April 30, 2003.
10.3*	Deferred Compensation Plan For Non-Employee Directors.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.4*	Home Shopping Network, Inc. 1996 Stock Option Plan for Employees.	Exhibit A to the Home Shopping Definitive Proxy Statement, dated March 28, 1996.

10.5*	Silver King Communications, Inc. 1995 Stock Incentive Plan.	Appendix G to the Registrant's Definitive Proxy Statement, dated November 20, 1996.
10.6*	Silver King Communications, Inc. Directors' Stock Option Plan.	Appendix H to the Registrant's Definitive Proxy Statement, dated November 20, 1996.
10.7*	HSN, Inc. 1997 Stock and Annual Incentive Plan.	Appendix F to the Registrant's Definitive Proxy Statement, dated January 12, 1998.
10.8*	IAC/InterActiveCorp Executive Deferred Compensation Plan	Previously filed.
10.9*	Summary of Non-Employee Director Compensation Arrangements	Previously filed.
10.10*	Form of Restricted Stock Unit Agreement	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated February 16, 2005.
10.11	Amended and Restated Governance Agreement, among the Registrant, Vivendi Universal, S.A., Universal Studios, Inc., Liberty Media Corporation and Barry Diller, dated as of December 16, 2001.	Appendix C to the Registrant's Definitive Proxy Statement, dated March 25, 2002.
10.12	Amended and Restated Stockholders Agreement among Universal Studios, Inc., Liberty Media Corporation, Barry Diller and Vivendi Universal, S.A., dated as of December 16, 2001.	Appendix D to the Registrant's Definitive Proxy Statement, dated March 25, 2002.
10.13*	Employment Agreement between Julius Genachowski and the Registrant, dated August 9, 2000.	Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.14*	Extension of and Amendment to Employment Agreement between Julius Genachowski and the Registrant, dated as of September 30, 2002.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.
10.15*	Employment Agreement between Shana Fisher and the Registrant, dated as of June 30, 2003.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.
10.16*	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of November 5, 2003.	Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.17*	Agreement between Victor Kaufman and the Registrant, dated as of February 5, 2004.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2004.
10.18*	Employment Agreement between Thomas J. McInerney and the Registrant, dated as of October 9, 2002.	Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.19*	Amendment No. 1 to Employment Agreement between Thomas J. McInerney and the Registrant, dated as of November 15, 2004.	Previously filed.
10.20*	Resignation Agreement, dated as of February 5, 2003, between Expedia, Inc., a Washington Corporation, and Richard N. Barton.	Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.21	Shareholders Agreement, dated December 12, 1996, relating to Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co. Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.22	Services and Trademark License Agreement, dated as of December 12, 1996, between Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.23	Form of Spinoff Agreement between Liberty Media Corporation and Universal Studios, Inc., dated as of October 19, 1997.	Appendix D to the Registrant's Definitive Proxy Statement, dated January 12, 1998.
10.24
	Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Universal Pictures International Holdings 2 BV, NYCSpirit Corp. II, the Registrant, USANi Sub LLC, New-U Studios Holdings, Inc., Barry Diller, Vivendi Universal, S.A. and Universal Studios, Inc.	Exhibit 99.1 to the Registrants's Current Report on Form 8-K, filed May 17, 2002.
10.25
	Amendment No. 1, dated November 25, 2002, to the Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Universal Pictures International Holdings 2 BV, NYCSpirit Corp. II and the Registrant.	Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.26
	Amendment No. 2, dated June 24, 2003, to the Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Universal Pictures International Holdings 2BV, NYCSpirit Corp. II, the Registrant, USANi Sub LLC, New-U Studios Holdings, Inc., Barry Diller and Universal Studios, Inc.	Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
21.1	Subsidiaries of IAC as of December 31, 2004.	Previously filed.
23.1	Consent of Ernst & Young LLP.	Previously filed.
23.2	Consent of Ernst & Young LLP.	Previously filed.
23.3	Consent of Ernst & Young LLP.	Previously filed.
23.4†	Consent of KPMG.
31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Consolidated Financial Statements and Report of Independent Auditors of H.O.T. Networks GmbH and Subsidiaries for the years ended December 31, 2002, 2001 and 2000.	Exhibit 99.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
99.2	Unaudited Financial Statements of Vivendi Universal Entertainment LLLP for the year ended December 31, 2004.	Previously filed.
99.3	Audited Financial Statements of Vivendi Universal Entertainment LLLP for the years ended December 31, 2003 and 2002.	Previously filed.
99.4†	Consolidated Financial Statements of TVSN Asia Pacific (Holdings) Limited and subsidiaries for the years ended December 31, 2004, 2003 and 2002.

*
Reflects management contracts and management and director compensatory plans.

†
To be filed pursuant to an amendment by no later than June 30, 2005.

††
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2005

IAC/INTERACTIVECORP
By:	/s/ GREGORY R. BLATT Gregory R. Blatt Executive Vice President and General Counsel

QuickLinks

EXPLANATORY NOTE
TABLE OF CONTENTS
PART III
SUMMARY COMPENSATION TABLE
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
PART IV
SIGNATURES