Form 10-Q
period 2005-03-31
IAC/INTERACTIVECORP
filed 2005-05-10
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 10, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of April 25, 2005, the following shares of the Registrant's common stock were outstanding:

Common Stock, including 227,437 shares of restricted stock	599,616,946
Class B Common Stock	64,629,996

Total outstanding Common Stock	664,246,942

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 25, 2005 was $10,375,299,426. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Service revenue	$1,020,395	$856,492
Product sales	626,702	587,333

Net revenue	1,647,097	1,443,825
Cost of sales-service revenue	366,526	329,478
Cost of sales-product sales	382,828	365,269

Gross profit	897,743	749,078
Selling and marketing expense	339,284	308,174
General and administrative expense	216,066	167,321
Other operating expense	27,542	20,079
Amortization of cable distribution fees	16,726	17,222
Amortization of non-cash distribution and marketing expense	432	6,339
Amortization of non-cash compensation expense	50,529	68,968
Amortization of intangibles	74,376	79,717
Depreciation expense	45,150	42,150

Operating income	127,638	39,108
Other income (expense):
Interest income	54,013	45,277
Interest expense	(21,663)	(19,393)
Equity in losses of VUE	(21,166)	(352)
Equity in income of unconsolidated affiliates and other	4,920	7,175

Total other income, net	16,104	32,707

Earnings from continuing operations before income taxes and minority interest	143,742	71,815
Income tax expense	(73,967)	(28,444)
Minority interest in income of consolidated subsidiaries	(351)	(511)

Earnings from continuing operations	69,424	42,860
Income (loss) from discontinued operations, net of tax	2,788	(1,333)

Earnings before preferred dividends	72,212	41,527
Preferred dividends	(3,263)	(3,264)

Net earnings available to common shareholders	$68,949	$38,263

Earnings per share from continuing operations:
Basic earnings per share	$0.09	$0.06
Diluted earnings per share	$0.09	$0.05
Net earnings per share available to common shareholders:
Basic earnings per share	$0.10	$0.05
Diluted earnings per share	$0.09	$0.05

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,951,465	$1,099,698
Restricted cash and cash equivalents	59,246	41,377
Marketable securities	2,169,064	2,409,745
Accounts and notes receivable, net of allowance of $22,644 and $22,217, respectively	588,875	500,630
Loans available for sale, net	368,111	206,256
Inventories, net	248,168	240,977
Deferred income taxes	150,740	109,752
Assets held for sale	332,742	339,880
Other current assets	206,160	167,452

Total current assets	6,074,571	5,115,767
PROPERTY, PLANT AND EQUIPMENT:
Computer and broadcast equipment	809,923	794,730
Buildings and leasehold improvements	165,808	166,138
Furniture and other equipment	159,266	158,784
Land	20,285	21,168
Projects in progress	93,704	71,247

	1,248,986	1,212,067
Less: accumulated depreciation and amortization	(741,824)	(702,366)

Total property, plant and equipment	507,162	509,701
OTHER ASSETS:
Goodwill	11,267,079	11,210,964
Intangible assets, net	2,301,846	2,333,663
Long-term investments	1,500,950	1,609,335
Preferred interest exchangeable for common stock	1,428,530	1,428,530
Cable distribution fees, net	71,482	77,484
Notes receivable and advances, net of current portion	637	615
Deferred charges and other	72,775	112,466
Non-current assets of discontinued operations	340	340

Total other assets	16,643,639	16,773,397

TOTAL ASSETS	$23,225,372	$22,398,865

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations and short-term borrowings	$723,651	$562,966
Accounts payable, trade	965,620	800,110
Accounts payable, client accounts	219,245	176,921
Accrued distribution fees	34,733	36,904
Deferred merchant bookings	704,349	361,199
Deferred revenue	121,778	104,611
Income tax payable	111,068	57,093
Liabilities held for sale	281,731	313,035
Other accrued liabilities	458,239	487,555
Current liabilities of discontinued operations	9,052	9,306

Total current liabilities	3,629,466	2,909,700
Long-term obligations, net of current maturities	785,522	779,453
Other long-term liabilities	152,488	151,580
Deferred income taxes	2,551,620	2,485,224
Common stock exchangeable for preferred interest	1,428,530	1,428,530
Minority interest	84,486	39,074
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 13,118,182 issued and outstanding	131	131
Common stock $.01 par value; authorized 1,600,000,000 shares; issued 699,924,244 and 696,983,299 shares respectively, and outstanding 630,814,957 and 633,019,550 shares, respectively, including 231,576 and 308,652 of restricted stock, respectively	6,999	6,970
Class B convertible common stock $.01 par value; authorized 400,000,000 shares; issued and outstanding 64,629,996	646	646
Additional paid-in capital	14,131,903	14,058,797
Retained earnings	2,497,709	2,428,760
Accumulated other comprehensive income	40,034	81,051
Treasury stock 69,109,287 and 63,963,749 shares, respectively	(2,079,164)	(1,966,053)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	14,593,260	14,605,304

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,225,372	$22,398,865

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

												Note Receivable From Key Executive for Common Stock Issuance
						Class B Convertible Common Stock
		Preferred Stock		Common Stock
								Addit. Paid-in Capital	Retained Earnings	Accum. Other Comp. Income	Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2004	$14,605,304	$131	13,118	$6,970	696,983	$646	64,630	$14,058,797	$2,428,760	$81,051	$(1,966,053)	$(4,998)
Comprehensive income:
Net earnings for the three months ended March 31, 2005	72,212	—	—	—	—	—	—	—	72,212	—	—	—
Increase in unrealized losses in available for sale securities	(23,712)	—	—	—	—	—	—	—	—	(23,712)	—	—
Foreign currency translation	(13,929)	—	—	—	—	—	—	—	—	(13,929)	—	—
Net loss on derivative contracts	(3,376)	—	—	—	—	—	—	—	—	(3,376)	—	—

Comprehensive income	31,195

Issuance of common stock upon exercise of stock options, restricted stock, and other	24,854	—	—	29	2,941	—	—	24,825	—	—	—	—
Income taxes related to stock options exercised, restricted stock, and other, net	(2,497)	—	—	—	—	—	—	(2,497)	—	—	—	—
Dividends on preferred stock	(3,263)	—	—	—	—	—	—	—	(3,263)	—	—	—
Amortization of non—cash compensation	50,778	—	—	—	—	—	—	50,778	—	—	—	—
Purchase of treasury stock	(113,111)	—	—	—	—	—	—	—	—	—	(113,111)	—

Balance as of March 31, 2005	$14,593,260	$131	13,118	$6,999	699,924	$646	64,630	$14,131,903	$2,497,709	$40,034	$(2,079,164)	$(4,998)

        Accumulated other comprehensive income, net of tax, is comprised of unrealized (losses) gains on available for sale securities of $(6,163) and $17,549 at March 31, 2005 and December 31, 2004, respectively, foreign currency translation adjustments of $50,983 and $64,912 at March 31, 2005 and December 31, 2004, respectively, and net losses from derivative contracts of $(4,786) and $(1,410) at March 31, 2005 and December 31, 2004, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Earnings from continuing operations	$69,424	$42,860
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	119,526	121,867
Amortization of cable distribution fees	16,726	17,222
Amortization of non-cash distribution and marketing expense	432	6,339
Amortization of non-cash compensation expense	50,529	68,968
Amortization of deferred financing costs	—	161
Deferred income taxes	14,625	(22,723)
Equity in losses (income) of unconsolidated affiliates, including VUE	17,198	(2,460)
Non-cash interest income	(10,870)	(9,952)
Minority interest in income of consolidated subsidiaries	351	511
Increase in cable distribution fees	(13,150)	(12,106)
Changes in current assets and liabilities:
Accounts and notes receivable	(49,054)	(17,233)
Loans available for sale	(161,804)	—
Inventories	(5,427)	(6,275)
Prepaids and other assets	(43,030)	(51,450)
Accounts payable and accrued liabilities	130,862	60,297
Deferred revenue	21,859	(64,390)
Deferred merchant bookings	342,451	400,194
Funds collected by Ticketmaster on behalf of clients, net	31,895	81,972
Other, net	(38)	2,334

Net cash provided by operating activities	532,505	616,136

Cash flows provided by (used in) investing activities:
Acquisitions, net of cash acquired	2,292	(4,729)
Capital expenditures	(50,047)	(34,215)
Increase in long-term investments and notes receivable	(29,189)	(805)
Purchase of marketable securities	(475,783)	(1,344,834)
Proceeds from the sale of marketable securities	705,638	1,334,757
Other, net	16,364	8,893

Net cash provided by (used in) investing activities	169,275	(40,933)

Cash flows provided by financing activities:
Warehouse loan borrowings	160,756	—
Principal payments on long-term obligations	(299)	(399)
Purchase of treasury stock by IAC	(2,213)	(882)
Proceeds from subsidiary stock, including stock options	555	—
Proceeds from issuance of common stock, including stock options	14,490	40,834
Preferred dividends	(3,263)	(3,264)
Other, net	(8,227)	10,470

Net cash provided by financing activities	161,799	46,759
Net cash used in discontinued operations	(635)	(8,526)
Effect of exchange rate changes on cash and cash equivalents	(11,177)	(1,211)

Net increase in cash and cash equivalents	851,767	612,225
Cash and cash equivalents at beginning of period	1,099,698	859,618

Cash and cash equivalents at end of period	$1,951,465	$1,471,843

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATON

        IAC/InterActiveCorp operates leading and diversified businesses in sectors being transformed by the internet, online and offline...our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC/InterActiveCorp is referred to herein as either IAC or the Company.

        IAC consists of the following reporting segments:

  •
  IAC Travel ("IACT"), which includes Expedia.com, Hotels.com, Hotwire, Interval International, TV Travel Shop and TripAdvisor (since April 2004);

  •
  Electronic Retailing, which includes HSN U.S. and HSN International;

  •
  Ticketing, which includes Ticketmaster;

  •
  Personals, which includes Match.com;

  •
  IAC Local and Media Services, which includes Citysearch, Evite, Entertainment Publications, and ServiceMagic (since September 2004);

  •
  Financial Services and Real Estate, which includes LendingTree and its affiliated brands and businesses; and

  •
  Teleservices, which includes Precision Response Corporation ("PRC").

        On December 21, 2004, IAC announced its plans to separate into two independent public companies in order to better achieve certain strategic objectives of its various businesses. In these Consolidated Financial Statements, we refer to this transaction as the "Spin-Off" and to the new company that will hold the travel and travel-related businesses of IAC as "Expedia." Following the completion of the Spin-Off:

  •
  Expedia will consist of the travel and travel-related businesses and investments that IAC currently operates and/or manages through IAC Travel (other than Interval International and TV Travel Shop, which IAC will retain); and

  •
  IAC will continue to operate and/or manage its remaining businesses and investments, which currently comprise its Electronic Retailing, Ticketing, Personals, Local and Media Services, Financial Services and Real Estate and Teleservices segments, as well as Interval International and TV Travel Shop.

        In addition, IAC has entered into an agreement to acquire Ask Jeeves, Inc. ("Ask Jeeves"), a leading provider of world-class information retrieval technologies, brands and services that are available to consumers across a range of platforms, including destination websites, downloadable search-based applications and portals. IAC currently expects to complete the acquisition of Ask Jeeves, subject to the receipt of the requisite regulatory approvals and the satisfaction of customary closing conditions, during the summer of 2005. IAC has agreed not to complete the Spin-Off as long as the Ask Jeeves transaction is pending. Under terms of the agreement, IAC will issue 1.2668 shares of IAC common stock for each share of Ask Jeeves common stock in a tax-free transaction valued at approximately $1.7 billion net of cash acquired. On May 5, 2005, IAC completed the buy back of 52.8 million shares of IAC common stock, through its previously authorized share repurchase programs, which represents approximately sixty percent of the number of fully diluted shares IAC will issue for the Ask Jeeves acquisition, thus effectively offsetting a substantial portion of the dilution from the transaction.

        Further, on April 1, 2005, IAC completed its acquisition of Cornerstone Brands, Inc., a portfolio of leading print catalogs and online retailing sites that sell home products and leisure and casual apparel, for approximately $715 million, principally in cash.

        For a more detailed presentation of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The interim consolidated financial statements and notes thereto of the Company are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004.

        In the opinion of management of the Company, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's audited consolidated financial statements and notes thereto.

Accounting Estimates

        Management of the Company is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from these estimates.

        Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles, including goodwill and other long-lived assets, carrying amounts of long-term investments, including the Company's investment in Vivendi Universal Entertainment LLLP ("VUE"), deferred income taxes, including valuation allowances, and various other operating allowances and accruals.

Stock-Based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS No. 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The Company adopted the expense recognition provision of SFAS No. 123 and is providing expense for stock-based compensation for grants made on or after January 1, 2003 on a prospective basis as provided by SFAS No. 148, and will continue to provide pro forma information in the notes to financial statements to provide the results as if all equity awards issued in prior years were being expensed. The Company will continue to account for stock-based compensation granted prior to January 1, 2003 in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." For restricted stock units issued, the value of the instrument is measured at the grant date at fair value and amortized ratably as non-cash compensation over the vesting term. For stock options issued since 2003, including unvested options assumed in acquisitions, the value of the options is measured on grant date (or acquisition date, if applicable) at fair value and amortized over the remaining vesting term.

        The following table illustrates the effect on net earnings available to common shareholders and net earnings per share if the fair value-based method had been applied to all outstanding and unvested awards in each period:

	Three months ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Net earnings available to common shareholders, as reported	$68,949	$38,263
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	30,890	42,173
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(32,371)	(46,953)

Pro forma net earnings available to common shareholders	$67,468	$33,483

Net earnings per share available to common shareholders:
Basic as reported	$0.10	$0.05
Basic pro forma	$0.10	$0.05
Diluted as reported	$0.09	$0.05
Diluted pro forma	$0.09	$0.04

        Pro forma information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004: a risk-free interest rate of 3.25%, a dividend yield of zero and a volatility factor of 47.35%, based on the expected market price of IAC common stock based on historical trends; and a weighted-average expected life of the options of five years. There were no material option grants or modifications during 2005.

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

        On December 16, 2004, the FASB issued FASB Statement No. 123 (R), "Share-Based Payment," which is a revision of SFAS No. 123. Statement 123(R) supersedes APB Opinion No. 25 and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The Company is required to apply Statement 123(R) in the first quarter of 2006.

        Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under Statement 123(R). However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described above in the disclosure of pro forma net earnings and pro forma net earnings per share to the Company's consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company does not believe the adoption of Statement 123(R) will have a material effect on its consolidated statement of operations. The Company is currently assessing the impact of this pronouncement on its consolidated statement of cash flows.

Reclassifications

        Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the 2005 presentation related to EUVÍA. EUVÍA is accounted for as a discontinued operation with effect from January 1, 2005, and accordingly, is excluded from assets and liabilities of continuing operations as of March 31, 2005 and from the results of continuing operations for the three months ended March 31, 2005. The December 31, 2004 balance sheet and the statement of operations for the three months ended March 31, 2004 have been reclassified to conform to the current period presentation for EUVÍA.

        See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a summary of all other significant matters relating to accounting policies.

NOTE 3—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for the Three Months Ended March 31, 2005

        For the three months ended March 31, 2005, the Company incurred non-cash compensation expense of $50.5 million and non-cash distribution and marketing expense of $0.4 million. Amortization of non-cash distribution and marketing expense consists mainly of non-cash advertising secured from Universal Television as a result of IAC's contribution of the USA Entertainment Group to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002 (the "VUE Transaction"). The non-cash advertising from Universal has been used primarily for the benefit of Expedia, which runs television advertising primarily on the USA and Sci Fi cable channels without any cash cost. The advertising provided has been secured by IAC pursuant to an agreement with Universal as part of the VUE Transaction. Sufficient advertising has been secured to satisfy existing obligations.

        For the three months ended March 31, 2005, the Company recognized $10.4 million of paid-in-kind interest income on the VUE Series A Preferred equity interest received in connection with the VUE Transaction.

        For the three months ended March 31, 2005, the Company recognized pre-tax losses of $17.2 million from equity losses of unconsolidated affiliates, including a loss of $21.2 million from its 5.44% proportionate share in VUE.

        For the three months ended March 31, 2005, the Company recognized non-cash revenues of $2.6 million as a result of deferred revenue recorded in connection with its various acquisitions.

        For the three months ended March 31, 2005, the Company recognized in the statement of operations unrealized losses that were deemed to be other than temporary of $15.0 million related to its marketable securities that are expected to be sold by the Company to fund its cash needs related to: the repurchase of 52.8 million shares of IAC common stock associated with the acquisition of Ask Jeeves; the acquisition of Cornerstone Brands; and the possible redemption of the IAC preferred stock for $656 million in connection with the Spin-Off.

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

        For the three months ended March 31, 2004, the Company recognized $9.7 million of paid-in-kind interest income on the VUE Series A Preferred equity interest received in connection with the VUE Transaction.

        For the three months ended March 31, 2004, the Company recognized pre-tax income of $2.5 million from equity earnings of unconsolidated affiliates, including a loss of $0.3 million from its 5.44% proportionate share in VUE.

        For the three months ended March 31, 2004, the Company recognized non-cash revenues of $6.0 million as a result of deferred revenue recorded in connection with its various acquisitions.

NOTE 4—INDUSTRY SEGMENTS

        The overall concept that IAC employs in determining its Operating Segments is to present the results in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. The results of IAC Travel include Interval International and TVTS, which will remain with IAC following the Spin-Off, as well as the results from TripAdvisor, which previously had been part of IAC Local and

Media Services. EUVÍA, Styleclick, ECS, and Avaltus, a PRC subsidiary, are presented as discontinued operations and, accordingly, are excluded from the schedules below.

	Three months ended March 31,
	2005	2004
	(In thousands)
Revenue:
IAC Travel	$563,879	$494,008
Electronic Retailing
HSN U.S.	497,956	467,764
HSN International	104,673	93,295

Total Electronic Retailing	602,629	561,059
Ticketing	211,295	202,260
Personals	54,194	48,835
IAC Local and Media Services	41,241	32,055
Financial Services and Real Estate	105,813	39,748
Teleservices	77,138	71,835
Corporate and other	17	—
Intersegment Elimination(a)	(9,109)	(5,975)

Total	$1,647,097	$1,443,825

Operating income:
IAC Travel	$129,872	$84,719
Electronic Retailing
HSN U.S.	43,259	28,354
HSN International	2,990	950

Total Electronic Retailing	46,249	29,304
Ticketing	40,031	40,672
Personals	4,386	2,846
IAC Local and Media Services	(13,133)	(27,812)
Financial Services and Real Estate	(3,289)	(3,556)
Teleservices	4,221	3,167
Corporate and other	(80,699)	(90,232)

Total	$127,638	$39,108

Operating Income Before Amortization:(b)
IAC Travel	$168,515	$127,570
Electronic Retailing
HSN U.S.	56,491	41,588
HSN International	3,317	1,278

Total Electronic Retailing	59,808	42,866
Ticketing	46,990	46,848
Personals	5,440	6,333
IAC Local and Media Services	(11,873)	(13,579)
Financial Services and Real Estate	9,736	3,093
Teleservices	4,221	3,167
Corporate and other	(29,862)	(22,166)

Total	$252,975	$194,132

(a)
Intersegment eliminations relate to services provided between IAC segments, including call center services provided by PRC to other IAC segments of $8.1 million and $5.3 million for the three months ended March 31, 2005 and 2004, respectively.

(b)
Operating Income Before Amortization is defined as operating income plus: (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of intangibles and goodwill impairment, if applicable, (3) pro forma adjustments for significant acquisitions, if applicable and (4) one-time items. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's income statement of certain expenses, including non-cash compensation associated with IAC's employees, non-cash payments to partners, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, GAAP financial statements and descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

        The following table is a reconciliation of consolidated segment Operating Income Before Amortization to consolidated operating income and net earnings available to common shareholders.

	Three months ended March 31,
	2005	2004
	(In thousands)
Operating Income Before Amortization	$252,975	$194,132
Amortization of non-cash distribution and marketing expense	(432)	(6,339)
Amortization of non-cash compensation expense	(50,529)	(68,968)
Amortization of intangibles	(74,376)	(79,717)

Operating income	127,638	39,108
Interest income	54,013	45,277
Interest expense	(21,663)	(19,393)
Equity in losses of VUE	(21,166)	(352)
Equity in income of unconsolidated affiliates and other (a)	4,920	7,175
Income tax expense	(73,967)	(28,444)
Minority interest in income of consolidated subsidiaries	(351)	(511)
Income (loss) from discontinued operations, net of tax	2,788	(1,333)
Preferred dividends	(3,263)	(3,264)

Net earnings available to common shareholders	$68,949	$38,263

(a)
Other income/expense in 2005 includes a $16.7 million gain on the sale of the Company's minority interest share in the Italian home shopping operations, partially offset by $15.0 million of other than temporary impairment losses on marketable securities.

        The Company maintains operations in the United States, Germany, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories is presented below.

	Three months ended March 31,
	2005	2004
	(In thousands)
Revenue
United States	$1,353,256	$1,212,154
All other countries	293,841	231,671

	$1,647,097	$1,443,825

	March 31, 2005	December 31, 2004
	(In thousands)
Long-lived assets
United States	$531,296	$536,699
All other countries	47,348	50,486

	$578,644	$587,185

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

        The balance of goodwill and intangible assets is as follows (in thousands):

	March 31, 2005	December 31, 2004
Goodwill	$11,267,079	$11,210,964
Intangible assets with indefinite lives	1,486,270	1,469,919
Intangible assets with definite lives	815,576	863,744

	$13,568,925	$13,544,627

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At March 31, 2005, intangible assets with definite lives relate principally to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$291,802	$(145,343)	$146,459	11.6
Distribution agreements	418,984	(225,553)	193,431	4.8
Merchandise agreements	41,957	(20,599)	21,358	5.8
Supplier relationships	212,709	(116,378)	96,331	3.6
Technology	279,732	(150,890)	128,842	4.5
Customer lists	175,676	(38,976)	136,700	9.0
Affiliate agreements	33,049	(5,810)	27,239	10.0
Domain names	13,191	(977)	12,214	8.8
Other	109,083	(56,081)	53,002	4.3

Total	$1,576,183	$(760,607)	$815,576

        At December 31, 2004, intangible assets with definite lives relate principally to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$291,941	$(133,499)	$158,442	11.6
Distribution agreements	687,753	(484,306)	203,447	5.2
Merchandise agreements	41,957	(18,719)	23,238	5.8
Supplier relationships	208,776	(104,985)	103,791	3.6
Technology	277,235	(134,545)	142,690	4.4
Customer lists	169,486	(34,739)	134,747	9.0
Affiliate agreements	33,049	(4,984)	28,065	10.0
Domain names	13,157	(302)	12,855	8.8
Other	104,635	(48,166)	56,469	5.3

Total	$1,827,989	$(964,245)	$863,744

        Amortization of intangible assets with definite lives is computed on a straight-line basis and based on December 31, 2004 balances for the next five years and thereafter is estimated to be as follows (in thousands):

Years ending December 31
2005	$274,373
2006	211,639
2007	136,205
2008	96,724
2009	44,490
2010 and thereafter	100,313

$863,744

        The following table presents the balance of goodwill by segment including the changes in carrying amount of goodwill for the three months ended March 31, 2005 (in thousands):

	Balance as of January 1, 2005	Additions	(Deductions)	Foreign Exchange Translation	Balance as of March 31, 2005
IAC Travel	$6,316,701	$75,526	$(6,282)	$(8,404)	$6,377,541
Electronic Retailing
HSN U.S.	2,436,892	—	(815)	—	2,436,077
HSN International	108,779	1,311	—	—	110,090

Total Electronic Retailing	2,545,671	1,311	(815)	—	2,546,167
Ticketing	1,035,899	2,092	—	(1,012)	1,036,979
Personals	221,729	250	—	242	222,221
IAC Local and Media Services	369,844	1,448	(322)	—	370,970
Teleservices	128,655	691	—	—	129,346
Financial Services and Real Estate	592,465	21	(8,631)	—	583,855

Goodwill	$11,210,964	$81,339	$(16,050)	$(9,174)	$11,267,079

        Deductions principally relate to (1) adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts and (2) the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in purchase price when the deductions are realized. Additions principally relate to new acquisitions, primarily eLong.

NOTE 6—RESTRUCTURING CHARGES

        As of March 31, 2005 and December 31, 2004, the accrual balance related to restructuring charges was $4.4 million and $1.8 million, respectively. The 2005 balance relates primarily to ongoing obligations for facility leases and employee termination agreements, and are expected to be paid out according to the terms of these arrangements.

        During the three months ended March 31, 2005, net restructuring related expenses, which are included in general and administrative expense in the accompanying statements of operations, were $3.0 million. These expenses principally relate to additional severance costs in connection with the substantial reduction in TVTS' operations, which was communicated to employees and occurred in the first quarter of 2005, as well as the shut down of certain HSN facilities as HSN migrates certain operations to its new fulfillment center in Tennessee. In addition, during the three months ended

March 31, 2005, the Company made payments of $0.4 million related principally to lease obligations for abandoned facilities and employee termination costs.

NOTE 7—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        IAC beneficially owns 5.44% of the partnership common equity of VUE, plus certain preferred interests of VUE. This common interest is accounted for using the equity method. Due to the significance of the results of VUE in relation to IAC's results in 2005, summary financial information for VUE is presented below. The investment was acquired May 7, 2002. The statement of operations data is recorded on a one-quarter lag due to the timing of receiving information from the partnership. During the fourth quarter of 2004, VUE recorded a charge related to asset impairments. Due to the one-quarter lag noted above, the charge was recorded by IAC in the first quarter of 2005.

        Summarized balances of the partnership are as follows (in thousands):

As of December 31, 2004 and for the three months ended December 31, 2004
Current assets	$4,005,634
Non-current assets	13,762,769
Current liabilities	3,208,152
Non-current liabilities	3,584,194
Net sales	2,466,904
Gross profit	426,178
Net loss	(356,154)

        Summarized aggregated financial information for the Company's remaining equity investments, including Jupiter Shop Channel, TVSN (China), TM Mexico, TM Australia, and GL Expedia (France), as of and for the three months ended March 31, 2005 is as follows (in thousands):

As of and for the three months ended March 31, 2005
Current assets	$167,387
Non-current assets	79,104
Current liabilities	121,738
Non-current liabilities	28,108
Net sales	168,350
Gross profit	67,676
Net income	12,422

        On January 10, 2005, IAC exercised its warrant to acquire additional eLong shares. Following the exercise of the warrant, IAC owns approximately 52% of the outstanding capital stock of eLong on a fully diluted basis, representing approximately 96% of the total voting power of eLong. Accordingly, the Company began to consolidate the results of eLong effective January 10, 2005.

NOTE 8—EARNINGS PER SHARE

        The following table sets forth the computation of Basic and Diluted GAAP earnings per share.

	Three months ended March 31,
	2005	2004
	(In thousands, except per share data)
Earnings from continuing operations:
Numerator:
Earnings from continuing operations	$69,424	$42,860
Preferred stock dividends	(3,263)	(3,264)

Net earnings from continuing operations available to common shareholders after assumed conversions	$66,161	$39,596

Denominator:
Basic shares outstanding	698,502	697,499
Dilutive securities including stock options, warrants and restricted stock and share units	36,846	54,668

Denominator for basic and diluted earnings per share—weighted average shares(a)	735,348	752,167

Net earnings available to common shareholders:
Numerator:
Earnings before preferred dividends	$72,212	$41,527
Preferred stock dividends	(3,263)	(3,264)

Net earnings available to common shareholders after assumed conversions	$68,949	$38,263

Denominator:
Basic shares outstanding	698,502	697,499
Dilutive securities including stock options, warrants and restricted stock and share units	36,846	54,668

Denominator for basic and diluted earnings per share—weighted average shares(a)	735,348	752,167

Earnings per share:
Basic earnings per share from continuing operations	$0.09	$0.06
Discontinued operations, net of taxes	0.01	(0.01)

Basic earnings per share from net earnings	$0.10	$0.05

Diluted earnings per share from continuing operations	$0.09	$0.05
Discontinued operations, net of taxes	0.00	0.00

Diluted earnings per share from net earnings	$0.09	$0.05

(a)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and the vesting of restricted stock units. For the three months ended March 31, 2005 and 2004, approximately 19.4 million shares issuable upon conversion of the Company's preferred stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 9—NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        In December 2002, the Company issued $750 million of 7% Senior Notes (the "2002 Senior Notes"). The notes, by their terms, are fully and unconditionally guaranteed by USANi LLC (the "Guarantor"). USANi LLC is wholly owned by the Company.

        The following tables present condensed consolidating financial information for the three months ended March 31, 2005 and 2004 for: (1) the Company on a stand-alone basis, (2) the Guarantor, USANi LLC, on a stand-alone basis, (3) the combined non-guarantor subsidiaries of the Company (including the subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries")) and (4) the Company on a consolidated basis.

        As of and for the three months ended March 31, 2005:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance Sheet as of March 31, 2005:
Current assets	$125,725	$3,423,980	$2,524,866	$—	$6,074,571
Property and equipment, net	—	57,662	449,500	—	507,162
Goodwill and other intangible assets, net	—	—	13,568,925	—	13,568,925
Investment in subsidiaries	18,536,703	2,343,958	77,620	(20,958,281)	—
Other assets	71,120	2,711,972	291,282	—	3,074,374
Non—current assets of discontinued operations	—	—	340	—	340

Total assets	$18,733,548	$8,537,572	$16,912,533	$(20,958,281)	$23,225,372

Current liabilities	$13,087	$495,504	$3,111,823	$—	$3,620,414
Current liabilities of discontinued operations	—	—	9,052	—	9,052
Long-term debt, less current portion	739,378	—	46,144	—	785,522
Other liabilities and minority interest	682,909	1,052,317	1,053,368	—	2,788,594
Intercompany liabilities	1,276,384	2,005,684	(3,282,068)	—	—
Common stock exchangeable for preferred interest	1,428,530	—	—	—	1,428,530
Interdivisional equity	—	—	15,803,568	(15,803,568)	—
Shareholders' equity	14,593,260	4,984,067	170,646	(5,154,713)	14,593,260

Total liabilities and shareholders' equity	$18,733,548	$8,537,572	$16,912,533	$(20,958,281)	$23,225,372

Statement of operations for the three months ended March 31, 2005:
Revenue	$—	$—	$1,647,097	$—	$1,647,097
Operating expenses	—	(77,118)	(1,442,341)	—	(1,519,459)
Interest income (expense), net	(61,959)	73,590	20,719	—	32,350
Other income (expense)	131,733	40,600	21,390	(209,969)	(16,246)
Income tax expense	—	(10,363)	(63,604)	—	(73,967)
Minority interest	(350)	—	(1)	—	(351)

Earnings from continuing operations	69,424	26,709	183,260	(209,969)	69,424
Discontinued operations, net of tax	2,788	—	2,788	(2,788)	2,788

Net earnings	72,212	26,709	186,048	(212,757)	72,212
Preferred dividends	(3,263)	—	—	—	(3,263)

Net earnings available to common shareholders	$68,949	$26,709	$186,048	$(212,757)	$68,949

Cash flows for the three months ended March 31, 2005:
Cash flows (used in) provided by operations	$(51,646)	$66,305	$517,846	$—	$532,505
Cash flows (used in) provided by investing activities	(28,871)	249,100	(50,954)	—	169,275
Cash flows provided by (used in) financing activities	81,845	312,989	(233,035)	—	161,799
Net cash used in discontinued operations	—	—	(635)	—	(635)
Effect of exchange rate changes on cash and cash equivalents	(1,328)	—	(9,849)	—	(11,177)
Cash and cash equivalents at beginning of period	—	681,215	418,483	—	1,099,698

Cash and cash equivalents at end of period	$—	$1,309,609	$641,856	$—	$1,951,465

        For the three months ended March 31, 2004:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the three months ended March 31, 2004:
Revenue	$—	$—	$1,443,825	$—	$1,443,825
Operating expenses	—	(89,258)	(1,315,459)	—	(1,404,717)
Interest income (expense), net	28,249	(17,452)	15,087	—	25,884
Other income	27,166	27,100	3,299	(50,742)	6,823
Income tax expense	(12,555)	40,631	(56,520)	—	(28,444)
Minority interest	—	—	(511)	—	(511)

Earnings (loss) from continuing operations	42,860	(38,979)	89,721	(50,742)	42,860
Discontinued operations, net of tax	(1,333)	—	(1,333)	1,333	(1,333)

Net earnings (loss)	41,527	(38,979)	88,388	(49,409)	41,527
Preferred dividends	(3,264)	—	—	—	(3,264)

Net earnings (loss) available to common shareholders	$38,263	$(38,979)	$88,388	$(49,409)	$38,263

Cash flows for the three months ended March 31, 2004:
Cash flows provided by (used in) operations	$29,855	$(56,471)	$642,752	$—	$616,136
Cash flows (used in) provided by investing activities	(4,327)	(688,209)	651,603	—	(40,933)
Cash flows (used in) provided by financing activities	(25,528)	1,096,360	(1,024,073)	—	46,759
Net cash used in discontinued operations	—	—	(8,526)	—	(8,526)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,211)	—	(1,211)
Cash and cash equivalents at beginning of period	—	523,634	335,984	—	859,618

Cash and cash equivalents at end of period	$—	$875,314	$596,529	$—	$1,471,843

NOTE 10—DERIVATIVE INSTRUMENTS

        In 2004 and 2003, the Company entered into various interest rate swap agreements with notional amounts of $250 million and $150 million, respectively, related to a portion of the 2002 Senior Notes. The interest rate swaps allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on LIBOR, which effectively changes the Company's interest rate exposure on a portion of the debt. As of March 31, 2005, of the $750 million total notional amount of the 2002 Senior Notes, the interest rate is fixed on $350 million with the balance of $400 million remaining at a floating rate of interest based on the spread over 6-month LIBOR. To further manage risk, the Company sold swap agreements for nominal gains during 2004, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at March 31, 2005 and 2004 resulted in an unrealized loss of $10.7 million and an unrealized gain of $12.6 million, respectively. The fair value of the contracts is recorded in the accompanying balance sheet in other non-current assets with a corresponding offset to the carrying value of the related debt. The gain or loss on the derivative in the period of change and the loss or gain of the hedged item attributed to the hedged risk are recognized in the accompanying statements of operations and are offsetting.

        In December 2004, the Company acquired Home Loan Center, which has been renamed LendingTree Loans, and in connection with its mortgage banking operations is exposed to additional interest rate risk. The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans hedges the changes in fair value of the loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are documented as fair value hedges. The fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. For loans held for sale that are hedged with forward delivery contracts, the carrying value of the loans held for sale and the derivatives is adjusted for the change in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative and the loss or gain of the hedged item attributed to the hedged risk are recognized in the accompanying statement of operations as a component of revenue and are offsetting. If it is determined that the hedging relationship is not highly effective, hedge accounting is discontinued. When hedge accounting is discontinued, the affected loans held for sale are no longer adjusted for changes in fair value, however, the changes in fair value of derivative instruments are recognized in current earnings as a component of revenue. For the three months ended March 31, 2005, the Company recognized $0.2 million in losses related to hedge ineffectiveness and $0.9 million in losses related to changes in the fair value of derivative instruments when hedge accounting was discontinued. The fair value of the hedge instrument is recorded in other current assets in the accompanying balance sheet.

        LendingTree Loans enters into commitments with consumers to originate loans at a locked in interest rate (interest rate lock commitments—"IRLCs"). IAC reports IRLCs as derivative instruments in accordance with SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"), and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. Similar to loans held for sale, the fair value of IRLCs is subject to change primarily due to changes in interest rates and fallout factors. Under LendingTree Loans' risk management policy, LendingTree Loans hedges the changes in fair value of IRLCs primarily by entering into forward delivery contracts which can reduce the volatility of earnings. Both the IRLCs and the related hedging instrument do not qualify for hedge accounting and are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue in the accompanying statement of operations. The change in the fair value of these derivative instruments resulted in a loss of $0.1 million during 2005, which has been recognized in the accompanying statement of operations. The fair value of the IRLCs is recorded in other current assets in the accompanying balance sheet.

        On April 29, 2003, one of the Company's foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. This derivative contract has been designated as a cash flow hedge for accounting purposes and foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in the statements of operations and are offsetting. In addition, the remaining effective portion of the derivative's gain or loss is recorded in other comprehensive income (loss) until the liability is extinguished. The change in fair value of this foreign exchange forward contract at March 31, 2005 and 2004 resulted in an unrealized loss of $9.5 million and $4.9 million, respectively.

        On November 26, 2003, one of the Company's subsidiaries entered into a ten-year cross currency swap with a notional amount of Euro 39 million which is to mature on October 30, 2013 and is used to hedge against the change in value of an asset denominated in a currency other than the subsidiary's functional currency. This swap enables the Company to pay Euro at a rate of the three-month EURIBOR plus 0.50% on Euro 39 million. In exchange the Company receives 4.9% interest on $46.4 million U.S. dollars. In addition, on April 14, 2004, one of the Company's subsidiaries entered into a cross currency swap with a notional amount of Euro 38.2 million which is to mature on April 7, 2014 and is used to hedge against the change in value of an asset in a similar manner to the swap described above. This swap enables the Company to pay Euro at a rate of the six-month EURIBOR plus 0.90% on Euro 38.2 million. In exchange the Company receives 5.47% interest on $45.9 million U.S. dollars. At the respective dates of maturity, these agreements call for the exchange of notional amounts. These derivative contracts have been designated as cash flow hedges for accounting purposes and foreign exchange re-measurement gains and losses related to these contracts and assets are recognized each period in the accompanying statements of operations and are offsetting. In addition, the remaining effective portion of these derivatives' gain or losses are recorded in other comprehensive income (loss) until the hedged items are extinguished. The changes in fair value of these cross currency swaps at March 31, 2005 and 2004 resulted in an unrealized loss of $10.5 million and $0.5 million, respectively. There was no ineffectiveness related to these cash flow hedges recognized in the accompanying statements of operations for the periods presented.

        Periodically, IAC Travel has purchased 30 day foreign currency forwards in order to mitigate the effects of the changes in exchange rates between the time in which payables to hotel vendors in foreign countries are recorded and when they are settled. The changes in fair value of these foreign currency forwards are included as a component of cost of sales in the accompanying statements of operations. During the period ended March 31, 2004, the Company recognized nominal gains from forward contracts. During the period ended March 31, 2005, the Company did not enter into any foreign currency forward contracts.

NOTE 11—DISCONTINUED OPERATIONS

        In March 2005, IAC, through its subsidiary HSN International, announced that it had entered into an agreement to sell its 48.6% interest in EUVÍA to the German Media Company, ProSiebenSat. 1 Media AG, for approximately $204 million. EUVÍA operates two television channels, 9Live, an interactive game and quiz show-oriented television channel, and Sonnenklar, a travel-oriented television channel. The transaction is expected to close in the third quarter of 2005. Accordingly, the results of operations and statement of position of EUVÍA have been classified as discontinued operations in the accompanying consolidated statements of operations and balance sheets for all periods presented. In addition, during the second quarter of 2003, ECS, Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations due to the lack of consumer acceptance in the marketplace as well as management concerns about the viability of the businesses. Accordingly, the results of operations and statement of position of these businesses are presented as discontinued operations for all periods presented. The revenues and net earnings, net of the effect of any minority interest for the aforementioned discontinued operations for the applicable periods, were as follow:

	Three months ended March 31,
	2005	2004
	(In thousands)
Net revenue	$34,790	$26,912

Earnings (loss) before income taxes and minority interest	$8,201	$(877)
Income tax (expense) benefit	(2,187)	429
Minority interest in income of consolidated subsidiaries	(3,226)	(885)

Net earnings (loss)	$2,788	$(1,333)

        For financial reporting purposes, the assets and liabilities of EUVÍA have been classified in the accompanying consolidated balance sheets as "Assets held for sale" and "Liabilities held for sale." Such net assets held for sale consist of the following:

	March 31, 2005	December 31, 2004
	(In thousands)
Current assets	$108,851	$108,865
Goodwill	210,895	218,309
Other assets	12,996	12,706

Total assets held for sale	332,742	339,880
Total liabilities held for sale	(281,731)	(313,035)

Total net assets held for sale	$51,011	$26,845

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview

        IAC/InterActiveCorp operates leading and diversified businesses in sectors being transformed by the internet, online and offline. .. our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. All references to "IAC," the "Company," "we," "our," or "us" in this report are to IAC/InterActiveCorp.

        IAC consists of the following reporting segments:

  •
  IAC Travel ("IACT"), which includes Expedia.com, Hotels.com, Hotwire, Interval International, TV Travel Shop and TripAdvisor (since April 2004);

  •
  Electronic Retailing, which includes HSN U.S. and HSN International;

  •
  Ticketing, which includes Ticketmaster;

  •
  Personals, which includes Match.com;

  •
  IAC Local and Media Services, which includes Citysearch, Evite, Entertainment Publications, and ServiceMagic (since September 2004);

  •
  Financial Services and Real Estate, which includes LendingTree and its affiliated brands and businesses; and

  •
  Teleservices, which includes Precision Response Corporation ("PRC").

        On December 21, 2004, IAC announced its plans to separate into two independent public companies in order to better achieve certain strategic objectives of its various businesses. We refer to this transaction as the "Spin-Off" and to the new company that will hold the travel and travel-related businesses of IAC as "Expedia". Following the completion of the Spin-Off:

  •
  Expedia will consist of the travel and travel-related businesses and investments that IAC currently operates and/or manages through IAC Travel (other than Interval International and TV Travel Shop, which IAC will retain); and

  •
  IAC will continue to operate and/or manage its remaining businesses and investments, which currently comprise its Electronic Retailing, Ticketing, Personals, Local and Media Services, Financial Services and Real Estate and Teleservices segments, as well as Interval International and TV Travel Shop.

        In addition, IAC has entered into an agreement to acquire Ask Jeeves, Inc. ("Ask Jeeves"), a leading provider of world-class information retrieval technologies, brands and services that are available to consumers across a range of platforms, including destination websites, downloadable search-based applications and portals. IAC currently expects to complete the acquisition of Ask Jeeves, subject to the receipt of the requisite regulatory approvals and the satisfaction of customary closing conditions, during the summer of 2005. IAC has agreed not to complete the Spin-Off as long as the Ask Jeeves transaction is pending. Under terms of the agreement, IAC will issue 1.2668 shares of IAC common stock for each share of Ask Jeeves common stock in a tax-free transaction valued at approximately $1.7 billion net of cash acquired. On May 5, 2005, IAC completed the buy back of 52.8 million shares of IAC common stock, through its previously authorized share repurchase programs, which represents approximately sixty percent of the number of fully diluted shares IAC will issue for the Ask Jeeves acquisition, thus effectively offsetting a substantial portion of the dilution from the transaction.

        Further, on April 1, 2005, IAC completed it acquisition of Cornerstone Brands, Inc., a portfolio of leading print catalogs and online retailing sites that sell home products and leisure and casual apparel, for approximately $715 million, principally in cash.

        For a more detailed presentation of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004

        Set forth below are the contributions made by our various reporting segments to consolidated revenues, operating income and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three months ended March 31, 2005 and 2004 (dollars in millions, rounding differences may occur):

	Three months ended March 31,
	2005	Percentage of total	2004	Percentage of total
	(Dollars in millions)
Revenue:
IACT	$563.9	34%	$494.0	34%
Electronic Retailing:
HSN U.S.	498.0	30%	467.8	32%
HSN International	104.7	6%	93.3	7%

Total Electronic Retailing	602.6	37%	561.1	39%
Ticketing	211.3	13%	202.3	14%
Personals	54.2	3%	48.8	3%
IAC Local and Media Services	41.2	3%	32.1	2%
Financial Services and Real Estate	105.8	6%	39.7	3%
Teleservices	77.1	5%	71.8	5%
Intersegment elimination and other	(9.1)	(1)%	(6.0)	0%

Total	$1,647.1	100%	$1,443.8	100%

	Three months ended March 31,
	2005	Percentage of total	2004	Percentage of total
	(Dollars in millions)
Operating Income (Loss):
IACT	$129.9	102%	$84.7	217%
Electronic Retailing:
HSN U.S.	43.3	34%	28.4	73%
HSN International	3.0	2%	0.9	2%

Total Electronic Retailing	46.2	36%	29.3	75%
Ticketing	40.0	31%	40.7	104%
Personals	4.4	3%	2.8	7%
IAC Local and Media Services	(13.1)	(10)%	(27.8)	(71)%
Financial Services and Real Estate	(3.3)	(2)%	(3.6)	(9)%
Teleservices	4.2	3%	3.2	8%
Corporate and other	(80.7)	(63)%	(90.2)	(231)%

Total	$127.6	100%	$39.1	100%

	Three months ended March 31,
	2005	Percentage of total	2004	Percentage of total
	(Dollars in millions)
Operating Income (Loss) Before Amortization:
IACT	$168.5	67%	$127.6	66%
Electronic Retailing:
HSN U.S.	56.5	22%	41.6	21%
HSN International	3.3	1%	1.3	1%

Total Electronic Retailing	59.8	24%	42.9	22%
Ticketing	47.0	19%	46.8	24%
Personals	5.4	2%	6.3	3%
IAC Local and Media Services	(11.9)	(5)%	(13.6)	(7)%
Financial Services and Real Estate	9.7	4%	3.1	2%
Teleservices	4.2	2%	3.2	2%
Corporate and other	(29.9)	(12)%	(22.1)	(11)%

Total	$253.0	100%	$194.1	100%

Operating Income Before Amortization as a percentage of revenue	15%		13%

IAC Consolidated Results

        Revenue increased $203.3 million, or 14%, primarily driven by revenue increases of $69.9 million, or 14%, from IACT, $66.1 million, or 166% from Financial Services and Real Estate and $41.6 million, or 7%, from Electronic Retailing. The revenue growth from Financial Services and Real Estate included the increase in revenue resulting from the integration of Home Loan Center (now called LendingTree Loans), which was acquired in December 2004.

        Gross profit increased $148.7 million, or 20%, reflecting improved operating results of IACT, driven primarily by the increase in the merchant hotel business as IACT's merchant business yields higher gross profit per transaction than its agency business. The increase in gross profit also reflects improved results of Electronic Retailing, which was driven primarily by higher margins at HSN U.S., and Financial Services and Real Estate, which was driven by the integration of LendingTree Loans.

        Selling and marketing expenses increased $31.1 million, or 10%, primarily reflecting the impact of LendingTree and its acquisitions of LendingTree Loans and iNest in the fourth quarter 2004. LendingTree experienced increased selling and marketing expenses in order to build its brands through the on-line and consumer direct mediums. The increase in selling and marketing expense was also impacted by an increase in international spending at IACT. As a percentage of revenue, selling and marketing expense remained comparable to the prior period at 21%.

        General and administrative expenses increased $48.7 million, or 29%, due primarily to increased headcount at certain IACT companies and the inclusion of the results of LendingTree Loans, TripAdvisor and ServiceMagic in the 2005 results. In addition, the Company incurred approximately $5.9 million of expenses in connection with the Spin-Off in 2005.

        Depreciation expense increased $3.0 million, or 7%, due primarily to capital expenditures of $50.0 million during 2005 as well as capital expenditures incurred in the second half of 2004, partially offset by certain fixed assets becoming fully depreciated during the period.

        Operating Income Before Amortization increased $58.8 million, or 30%, due primarily to the improved operating results of IACT, Electronic Retailing and Financial Services and Real Estate.

        Operating income increased $88.5 million, or 226%, reflecting the increase in Operating Income Before Amortization noted above, as well as decreased non-cash compensation of $18.4 million, or 27%, decreased non-cash distribution and marketing expense of $5.9 million, or 93% and decreased amortization of intangibles of $5.3 million, or 7%. Non-cash compensation expense related primarily to IAC's mergers with its formerly publicly traded subsidiaries and is recorded over the remaining vesting period of the equity awards and therefore declines over time as the awards vest. In future periods, non-cash compensation is expected to include charges related to pending transactions, including the Spin-Off.

        Interest income increased $8.7 million in 2005 compared with 2004 as a result of higher interest rates earned. Interest expense increased $2.3 million in 2005 compared to 2004 due to the impact of higher interest rates on the interest rate swap arrangements.

        The Company realized equity losses in 2005 of $21.2 million from its investment in Vivendi Universal Entertainment LLLP ("VUE"), a joint venture formed in May 2002 between the Company and Vivendi Universal, S.A. ("Vivendi"), compared with equity losses of $0.4 million in 2004. During the fourth quarter 2004, VUE recorded a charge related to asset impairments. Because of delays in VUE's financial reporting, IAC consistently records its 5.44% proportionate share of the results of VUE on a one-quarter lag.

        Equity in the income of unconsolidated subsidiaries and other income (expense) decreased by $2.3 million due primarily to the recognition of other than temporary impairment losses on marketable securities of $15.0 million as of March 31, 2005 that are expected to be sold by the Company as described further below and an increase of $7.2 million in realized losses on the sale of marketable securities, partially offset by (1) a $16.7 million gain on the sale of our minority interest share in the Italian home shopping operations, (2) an increase in foreign currency exchange gains of $1.7 million, and (3) a $1.6 million increase in the equity income of unconsolidated subsidiaries of HSN International, including TVSN and Jupiter Shop Channel. IAC recognized unrealized losses that were deemed to be other than temporary related to its marketable securities that are expected to be sold by the Company to fund its cash needs related to: the repurchase of 52.8 million shares of IAC common stock associated with the acquisition of Ask Jeeves; the acquisition of Cornerstone Brands; and the possible redemption of the IAC preferred stock for $656 million in connection with the Spin-Off.

        The effective tax rate from continuing operations was 52% in 2005 as compared to 40% in 2004. The 2005 rate is higher than the federal statutory rate of 35% due principally to amortization of non-deductible non-cash compensation, state taxes, non-deductible transaction expenses related to the Spin-Off and foreign losses for which no tax benefit was recognized. The 2004 rate is higher than the federal statutory rate of 35% due principally to non-deductible amortization of intangibles and state taxes.

        Minority interest in income from consolidated subsidiaries principally represents minority ownership of certain of IACT's, Ticketing's and HSN International's domestic and international operations.

        In 2005, the Company entered into an agreement to sell to ProSiebenSat. 1 Media AG, a German media company, its 48% ownership interest in EUVÍA. Accordingly, the results of operations and statement of position of EUVÍA are presented as discontinued operations for all periods presented. In addition, in the second quarter of 2003, USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. Accordingly, the results of operations and statement of position of these businesses are presented as discontinued operations for all periods presented. Income (loss) related to these discontinued operations in 2005 and 2004 was $2.8 million and $(1.3) million, respectively, net of tax.

        In addition to the discussion of consolidated results, the following is a discussion of the results of each segment.

IAC Travel

	Three months ended March 31,
	2005	2004	Percentage Change
	(Dollars in millions)
Revenues	$563.9	$494.0	14%
Operating Income Before Amortization	168.5	127.6	32%
Amortization of non-cash distribution and marketing expense	(0.4)	(5.1)
Amortization of non-cash compensation expense	(0.2)	—
Amortization of intangibles	(38.0)	(37.8)

Operating income	$129.9	$84.7	53%

Operating income as a percentage of revenue	23.0%	17.1%
Operating Income Before Amortization as a percentage of revenue	29.9%	25.8%

        Revenue grew 14%, primarily driven by the merchant hotel business, including revenues generated from international websites, the air business, the results from acquisitions including TripAdivsor and growth at Interval International.

        Revenue from international websites increased 36%, or 31% on a local currency basis, to $117.4 million in 2005 from $86.3 million in 2004. The United Kingdom, German and Canadian websites, as well as the acquisition of Expedia Corporate Travel-Europe, contributed to the continued international growth in the merchant hotel and air businesses. International revenues were negatively impacted by a decline in revenues at TV Travel Shop ("TVTS"). In March 2005, TVTS substantially reduced operations by ceasing the sale of third-party travel products through its broadcast programming and significantly reduced headcount.

        Merchant hotel revenue increased 7% driven primarily by an increase in merchant hotel room nights stayed, as well as an increase in revenue per room night. Merchant hotel room nights stayed, including rooms delivered as a component of packages, increased 4% to 7.3 million, reflecting continued growth in demand from our international websites partially offset by a decline in the domestic business. Revenue per room night increased 7% due primarily to increases in average daily room rates, partially offset by a decline in merchant hotel raw margins (defined as merchant hotel net revenue as a percent of gross bookings). The merchant hotel business continues to benefit from growth in the packages business.

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

        Revenue from the air business increased 8% from 2004, driven primarily from a 21% increase in air tickets sold, partially offset by a decline in air revenue per ticket.

        Interval International grew revenues by 8%, primarily driven by growth in membership and transaction revenues. The increase in membership revenues was due primarily to renewal memberships, and the increase in transaction revenue was due primarily to higher average fees, as well as an increase in volume.

        Overall revenue margins (defined as net revenue as a percent of gross bookings) decreased by 70 basis points due primarily to lower merchant hotel raw margins and lower air revenue per ticket, partially offset by higher merchant hotel average daily rates. A higher mix of air revenue also contributed to the decrease. We expect these trends to continue in the near term.

        Operating Income Before Amortization grew 32% due primarily to increased revenues as discussed above, higher gross margins and operating efficiencies, partially offset by a 2% increase in selling and marketing expense in order to grow traffic to international sites and losses generated by TVTS, including charges recorded in connection with the substantial reduction in its operations. The increase in selling and marketing expenses was driven by greater emphasis on our international businesses, which have a higher selling and marketing cost relative to revenue due to earlier stages of development. International selling and marketing expense increased 43%. We expect that the second quarter growth rates in Operating Income Before Amortization will be lower than the first quarter due to an expected increase in the growth rate of selling and marketing expense relative to the first quarter and the reversal of $6.4 million of expenses associated with the resolution of a contractual dispute which benefited results in the second quarter of 2004.

        Operating income grew 53% due to the increase in Operating Income Before Amortization described above as well as a decrease in non-cash distribution and marketing expense of $4.7 million.

Electronic Retailing

HSN U.S.

	Three months ended March 31,
	2005	2004	Percentage Change
	(Dollars in millions)
Revenues	$498.0	$467.8	6%
Operating Income Before Amortization	56.5	41.6	36%
Amortization of intangibles	(13.2)	(13.2)

Operating income	$43.3	$28.4	53%

Operating income as a percentage of revenue	8.7%	6.1%
Operating Income Before Amortization as a percentage of revenue	11.3%	8.9%
Segment Operating Metrics:
Units Shipped (mm)	10.0	10.1	(1)%
Gross Profit %	37.6%	36.4%
Return Rate	15.4%	16.8%
Average price point	$53.66	$51.02	5%

        Revenue grew 6% primarily as a result of a 5% increase in average price point and a 140 basis point decline in return rates. The growth in average price point was primarily the result of higher average selling prices within most product categories. In addition, as part of the growth, HSN.com increased revenues by 24% over the prior year. Overall, the product mix shifted from Health and Beauty and Home Hard Goods in 2004 to Apparel and Accessories in 2005.

        Operating Income Before Amortization grew 36% due primarily to the growth in revenue and an increase in gross profit margins by 120 basis points due primarily to higher initial markups and lower retail markdowns, customer return rates and inventory reserves. Lower return rates impact both revenue and gross margins, as lower returns result in lower warehouse processing costs and lower inventory mark-downs for goods that are not resalable at full retail price. The impact of the decline in overall return rates on gross profit was $3.2 million. Focus on customer service initiatives and better quality merchandise coupled with adherence to new return policies have helped drive return rates lower. Inventory reserves improved quarter over quarter primarily as a result of newer merchandise available for sale, less distressed inventory and less shrinkage. While we expect growth rates in Operating Income Before Amortization to exceed growth rates in revenue, we expect the differential between the two will generally be less than it was in the first quarter. However, we expect the second quarter to benefit from the inclusion of Cornerstone, which was acquired on April 1, 2005.

        Operating income grew 53% due to the increase in Operating Income Before Amortization described above.

HSN International

	Three months ended March 31,
	2005	2004	Percentage Change
	(Dollars in millions)
Revenues	$104.7	$93.3	12%
Operating Income Before Amortization	3.3	1.3	160%
Amortization of intangibles	(0.3)	(0.3)

Operating income	$3.0	$0.9	215%

Operating income as a percentage of revenue	2.9%	1.0%
Operating Income Before Amortization as a percentage of revenue	3.2%	1.4%

        Revenue grew 12% in U.S. dollars, or 7% on a local currency basis, due primarily to increased revenues at HSE-Germany and the addition of HSN's new Quiz TV business in the U.K., which was launched in June 2004. HSE-Germany grew revenues by 8%, or 3% on a local currency basis, driven by lower return rates and growth in the online business.

        Operating Income Before Amortization and operating income primarily reflect the growth in HSE-Germany revenue noted above and the addition of Quiz TV.

        In 2005, the Company entered into an agreement to sell to ProSiebenSat. 1 Media AG, a German media company, its 48% ownership interest in EUVÍA. Accordingly, the results of operations and statement of position of EUVÍA are presented as discontinued operations for all periods presented.

Ticketing

	Three months ended March 31,
	2005	2004	Percentage Change
	(Dollars in millions)
Revenues	$211.3	$202.3	4%
Operating Income Before Amortization	47.0	46.8	0%
Amortization of non-cash distribution and marketing expense	—	(0.2)
Amortization of intangibles	(7.0)	(5.9)

Operating income	$40.0	$40.7	(2)%

Operating income as a percentage of revenue	18.9%	20.1%
Operating Income Before Amortization as a percentage of revenue	22.2%	23.2%
Segment Operating Metrics:
Number of tickets sold (mm)	27.9	26.7	4%
Gross value of tickets sold (mm)	$1,384	$1,326	4%

        Revenue grew 4% reflecting a 4% increase in the number of tickets sold partially offset by a 2% decrease in the average revenue per ticket. The decrease in average revenue per ticket resulted from a higher mix of international tickets, partially offset by an increase in domestic average revenue per ticket. International revenue increased by 25%, or 19% on a local currency basis, due primarily to the acquisitions in Sweden and Finland in the second half of 2004 and increased ticket sales in the United Kingdom and Canada. These increases were partially offset by the loss of license income from the

Athens 2004 Summer Olympics. U.S. revenues declined by 1% from lower ticket sales, primarily due to the timing of concert on-sales versus the prior year partially offset by increases in other revenue.

        Operating Income Before Amortization remained flat reflecting the higher revenue offset by increased costs associated with the development and support of ticketing technology and higher domestic ticket royalties. We expect to continue to experience higher operating costs in certain areas, including the development and support of ticketing technology; domestic ticketing royalties are also expected to continue to increase as a percentage of revenue. We believe over time we can offset these increases with other operating leverage, as we foresee volume growth domestically and internationally for the balance of the year.

        Operating income decreased 2% reflecting the results discussed above and an increase in the amortization of intangibles.

Personals

	Three months ended March 31,
	2005	2004	Percentage Change
	(Dollars in millions)
Revenues	$54.2	$48.8	11%
Operating Income Before Amortization	5.4	6.3	(14)%
Amortization of non-cash distribution and marketing expense	—	(0.7)
Amortization of intangibles	(1.0)	(2.8)

Operating income	$4.4	$2.8	54%

Operating income as a percentage of revenue	8.1%	5.8%
Operating Income Before Amortization as a percentage of revenue	10.0%	13.0%
Segment Operating Metrics:
Paid Subscribers (000's)	1,074.5	1,011.7	6%

        Revenue grew 11%, reflecting a 6% increase in paid subscribers and an increase in the average revenue per subscriber due to higher package prices implemented in early 2005. International subscribers grew 24% over the prior year driven by continued focus on its international expansion efforts, excluding declines at uDate of 26%.

        Operating Income Before Amortization in 2005 was negatively impacted by higher customer acquisition costs relating primarily to the company's new marketing campaign offset by the increased revenues noted above.

        The increase in operating income reflects a decrease in non-cash distribution and marketing expense and a decrease in the amortization of intangibles which resulted from certain intangibles becoming fully amortized in 2004 and early 2005. These items were partially offset by a decrease in Operating Income Before Amortization described above.

IAC Local and Media Services

	Three months ended March 31,
	2005	2004	Percentage Change
	(Dollars in millions)
Revenues	$41.2	$32.1	29%
Operating Income (Loss) Before Amortization	(11.9)	(13.6)	13%
Amortization of non-cash distribution and marketing expense	—	(0.4)
Amortization of non-cash compensation expense	1.1	—
Amortization of intangibles	(2.4)	(13.8)

Operating loss	$(13.1)	$(27.8)	53%

Operating loss as a percentage of revenue	(31.8)%	(86.8)%
Operating Income (loss) Before Amortization as a percentage of revenue	(28.8)%	(42.4)%

        Revenues grew $9.1 million, or 29%, primarily due to the acquisition of ServiceMagic in September 2004, as well as increased revenues at Citysearch partially offset by decreased revenues at Entertainment Publications. Citysearch's revenues grew 50% over the prior year due primarily to an increase in advertising revenues attributable to the addition of new Pay-For-Performance merchants and increased traffic. Entertainment Publications' revenue decreased due primarily to the decline in the company's core fundraising channels, partially offset by growth in the online businesses.

        Operating Income Before Amortization loss decreased resulting from narrowed losses at Citysearch as Citysearch continues to benefit from higher revenues along with cost cutting initiatives and the inclusion of ServiceMagic. These items were partially offset by declines at Entertainment Publications. Entertainment Publications' results are significantly seasonal with the majority of its profitability experienced in the fourth quarter.

        Operating loss improved by $14.7 million primarily reflecting the decrease in the Operating Income Before Amortization loss described above as well as a decrease in the amortization of intangibles which resulted from certain intangibles becoming fully amortized in 2004.

Financial Services and Real Estate

	Three months ended March 31,
	2005	2004	Percentage Change
	(Dollars in millions)
Revenues	$105.8	$39.7	166%
Operating Income Before Amortization	9.7	3.1	215%
Amortization of non-cash compensation expense	(0.7)	(0.9)
Amortization of intangibles	(12.3)	(5.8)

Operating loss	$(3.3)	$(3.6)	8%

Operating loss as a percentage of revenue	(3.1)%	(9.0)%
Operating Income Before Amortization as a percentage of revenue	9.2%	7.8%

        Revenue grew 166% driven primarily by increased revenue per transaction in the lending business, which benefited from the integration of the Home Loan Center acquisition, now known as LendingTree

Loans. The dollar value of closed loans in the period increased 52% to $9.6 billion in 2005, led by refinance activity of $6.0 billion, home equity loans of $1.7 billion and purchase mortgages of $1.6 billion. The dollar value of closed loans in 2004 was $6.3 billion, including refinance mortgages of $3.5 billion, home equity loans of $1.4 billion and purchase mortgages of $1.1 billion. Revenue from the real estate businesses grew, driven by a higher number of referrals and closings.

        Operating Income Before Amortization increased primarily due to the growth in revenues reflecting in part higher revenue per closing at LendingTree Loans, partially offset by increased marketing costs and customer rebates for real estate. The higher marketing costs contributed to a loss of $5.1 million in the real estate business.

        Operating loss decreased primarily due to the increase in Operating Income Before Amortization described above, partially offset by increased amortization of intangibles.

Teleservices

	Three months ended March 31,
	2005	2004	Percentage Change
	(Dollars in millions)
Revenues	$77.1	$71.8	7%
Operating Income Before Amortization	4.2	3.2	33%

Operating income	$4.2	$3.2	33%

Operating income as a percentage of revenue	5.5%	4.4%
Operating Income Before Amortization as a percentage of revenue	5.5%	4.4%

        Revenue grew $5.3 million, or 7%, from the prior year primarily due to increased business with existing clients, both domestically and internationally.

        Operating income and Operating Income Before Amortization each increased $1.0 million, or 33%, due to increased revenues and lower operating expenses, including lower depreciation expense and fixed costs.

        Revenue includes $8.1 million and $5.3 million in 2005 and 2004, respectively, for services provided to other IAC businesses.

Corporate and Other

        Corporate operating expenses in 2005 were $80.7 million compared with $90.2 million in 2004, reflecting a decrease in non-cash compensation of $18.4 million, or 27%, in 2005 due primarily to a decrease in expense associated with unvested stock options, warrants and restricted stock units assumed in the buy-ins of Ticketmaster, Hotels.com and Expedia. This non-cash compensation is recorded over the remaining vesting period of the equity awards and the aggregate amount of this expense will decline as the awards vest. In future periods, non-cash compensation is expected to include charges related to pending transactions, including the Spin-Off. This decrease in corporate operating expenses was partially offset by an increase of $4.9 million related to expenses incurred in the first quarter of 2005 associated with the Spin-Off.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2005, the Company had $2.0 billion of cash and $2.2 billion of marketable securities on hand, including $172.7 million in funds representing amounts equal to the face value of tickets sold by Ticketmaster on behalf of its clients and $846.4 million in combined deferred merchant bookings and deferred revenue at IACT. Ticketmaster net funds collected on behalf of clients increased $31.9 million and $82.0 million in 2005 and 2004, respectively, primarily due to timing of settlements with venues.

        Net cash provided by operating activities was approximately $532.5 million in 2005 and $616.1 million in 2004. Cash provided by operations in 2005 was negatively impacted by increases related to loans available for sale at LendingTree Loans which were not included in the prior year period. Paritally offsetting this decline were the cash flows from Expedia's and Hotels.com's merchant hotel business models which contributed significantly to the cash provided by operating activities in both periods. The increase in working capital cash flow from IACT was $366.0 million in 2005 as compared to $355.2 million in 2004, reflecting principally changes in deferred merchant bookings and deferred revenue and in accounts payable and accrued expenses. For the quarter ended March 31, 2005 and 2004, cash flows provided by deferred merchant bookings and deferred revenue at IACT were $355.8 million and $333.0 million, respectively. In the merchant hotel business, Expedia and Hotels.com receive cash from customers on hotel and air bookings before the stay or flight has occurred. These amounts are classified on our balance sheet as deferred merchant bookings. The payment to the suppliers related to these bookings is not made until approximately one week after booking for air travel and, for all other merchant bookings, after the customer's use and subsequent billing from the supplier. Therefore, especially for the hotel business, which is the majority of our merchant bookings, there is generally a significant period of time from the receipt of the cash from the customers to the payment to the suppliers. However, over time we have paid our suppliers faster and we expect this trend to continue. As long as the merchant hotel businesses continue to grow positively, as they have historically, and our business model does not change, we expect that the change in working capital will continue to be positive. If these businesses were to decline or if the model otherwise changed, it would negatively impact working capital. There is a seasonal element to cash flow related to merchant bookings, as the first half of the year has traditionally been a period where hotel bookings significantly exceed stays, resulting in much higher cash flow related to working capital. This trend reverses in the later part of the year. While we expect the seasonality to continue, working capital related to merchant bookings may be impacted by changes in growth rates which might counteract the anticipated seasonality. There is a seasonal element to the inventory balances at the Electronic Retailing segment and Entertainment Publications as inventory tends to be higher in the third quarter in anticipation of the fourth quarter selling season. At March 31, 2005, inventory, net of reserves, increased $7.2 million to $248.2 million from $241.0 million at December 31, 2004. In addition, cash provided by operations was impacted by a net cash tax refund of approximately $38.7 million in 2005, as compared to a net tax payment of approximately $7.4 million in 2004.

        Cash provided by investing activities in 2005 of $169.3 million resulted from the net proceeds of $229.9 million generated from the sale of marketable securities, partially offset capital expenditures of $50.0 million. Cash used in investing activities in 2004 of $40.9 million relates primarily to capital expenditures of $34.2 million.

        Cash provided by financing activities in 2005 of $161.8 million was primarily due to increased borrowings under various warehouse lines of credit of $160.8 million at LendingTree Loans and proceeds from the issuance of common stock pursuant to stock option exercises of $15.0 million, partially offset by the payment of preferred dividends of $3.3 million. Cash provided by financing activities in 2004 of $46.8 million was primarily due to the proceeds from the issuance of common stock pursuant to stock option exercises of $40.8 million.

        As of March 31, 2005, the Company has $1.5 billion in short and long-term obligations, of which $723.7 million, consisting primarily of 1998 Senior Notes and various warehouse lines of credit, are classified as current. The warehouse lines of credit are used by LendingTree Loans to fund mortgage and home equity loans. Interest rates under these lines of credit fall within a range of 30-day LIBOR plus 100-245 basis points, depending on the underlying quality of the loans in the borrowing base. Under the terms of these lines of credit, LendingTree Loans is required to maintain various financial and other covenants. IAC anticipates that the repayment of the current maturities related to the 1998 Senior Notes will come from current cash balances while the repayment of the warehouse lines of credit will come from the sale of loans held for sale by LendingTree Loans. The Company is evaluating alternative funding strategies relative to LendingTree Loans' business.

        In November 2004, IAC announced that its Board of Directors authorized the repurchase of up to 80 million shares of IAC common stock. This authorization was in addition to the 22.9 million shares IAC had remaining under the two repurchase authorizations announced during 2003, which initially covered a total of 80 million shares. Pursuant to the Board's previous authorizations, during the first quarter of 2005, IAC purchased 4.8 million shares of IAC common stock for aggregate consideration of $105.0 million. There were no repurchases made in the first quarter 2004. At March 31, 2005, IAC had 98.1 million shares remaining in its authorizations. For the period April 1, 2005 through May 5, 2005, IAC purchased 48.0 million shares of IAC common stock for aggregate consideration of $1.1 billion. These share repurchases will effectively offset a substantial portion of the dilution expected to result from the Ask Jeeves acquisition. Going forward, IAC may purchase shares on an opportunistic basis over an indefinite period of time, on the open market or through private transactions, depending on those factors IAC deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        IAC anticipates that it will need to invest in the development and expansion of its overall operations. The Company may make a number of acquisitions, which could result in the reduction of its cash balance or the incurrence of debt. Furthermore, future capital expenditures may be higher than current amounts over the next several years. The share repurchases noted above along with the purchase price related to the acquisition of Cornerstone Brands and the possible redemption of the IAC preferred stock for $656 million in connection with the Spin-Off, will be funded by cash on hand and the proceeds from the sale of marketable securities subsequent to the end of the quarter.

        Future demand for our products and services may be impacted by future economic and political developments. As previously discussed, a significant amount of operating cash flow is from increased deferred merchant bookings and the period between receipt of cash from the customer and payment of cash to the vendor. Once the Spin-Off becomes effective, the operating cash flows generated from the increased deferred merchant bookings will no longer be a factor in IAC's cash flow from operations. We believe that our financial situation would enable us to absorb a significant potential downturn in business. As a result, in management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet IAC's foreseeable needs.

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

Definition of IAC's Non-GAAP Measure

        Operating Income Before Amortization is defined as operating income plus: (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of intangibles and goodwill impairment, if applicable, (3) pro forma adjustments for significant acquisitions, if applicable and (4) one-time items. We believe this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's income statement of certain expenses, including non-cash compensation, non-cash payments to partners, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

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

        Amortization of non-cash distribution and marketing expense consists mainly of Hotels.com performance warrants issued to obtain distribution and non-cash advertising secured from Universal Television as part of the VUE transaction. The Hotels.com warrants were principally issued as part of its initial public offering, and we do not anticipate replicating these arrangements. The non-cash advertising from Universal has primarily been used for the benefit of Expedia, which runs television advertising primarily on the USA and Sci Fi cable channels without any cash cost. Ticketmaster and Match.com also recognized non-cash distribution and marketing expense related to barter arrangements, which expired in March 2004, for distribution secured from third parties, whereby advertising was provided by Ticketmaster and Match.com to a third party in return for distribution over the third party's network. The advertising provided was secured by IAC through an agreement with Universal as part of the VUE transaction. Sufficient advertising has been secured to satisfy existing obligations. We do not expect to replace this non-cash marketing with an equivalent cash expense after it runs out in 2007, nor would IAC incur such amounts absent the advertising received in the VUE transaction.

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

Reconciliation of Operating Income Before Amortization

        The following table is a reconciliation of Operating Income Before Amortization to operating income and net earnings available to common shareholders for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
	(In Thousands)
Operating Income Before Amortization	$252,975	$194,132
Amortization of non-cash distribution and marketing expense	(432)	(6,339)
Amortization of non-cash compensation expense	(50,529)	(68,968)
Amortization of intangibles	(74,376)	(79,717)

Operating income	127,638	39,108
Interest income	54,013	45,277
Interest expense	(21,663)	(19,393)
Equity in (losses) of VUE	(21,166)	(352)
Equity in income of unconsolidated affiliates and other	4,920	7,175
Income tax expense	(73,967)	(28,444)
Minority interest in income of consolidated subsidiaries	(351)	(511)
Income (loss) from discontinued operations, net of tax	2,788	(1,333)
Preferred dividends	(3,263)	(3,264)

Net earnings available to common shareholders	$68,949	$38,263

RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the three months ended March 31, 2005:
	Operating Income Before Amortization	Amortization of non-cash items	Operating income (loss)
IAC Travel	$168.5	$(38.6)	$129.9
HSN U.S.	56.5	(13.2)	43.3
HSN-International	3.3	(0.3)	3.0
Ticketing	47.0	(7.0)	40.0
Personals	5.4	(1.1)	4.4
IAC Local and Media Services	(11.9)	(1.3)	(13.1)
Financial Services and Real Estate	9.7	(13.0)	(3.3)
Teleservices	4.2	—	4.2
Corporate expense and other adjustments	(29.9)	(50.8)	(80.7)

TOTAL	$253.0	$(125.3)	$127.6

Other income, net			16.1

Earnings from continuing operations before income taxes and minority interest			143.7
Income tax expense			(74.0)
Minority interest in income of consolidated subsidiaries			(0.4)

Earnings from continuing operations			69.4
Income from discontinued operations, net of tax			2.8

Earnings before preferred dividends			72.2
Preferred dividends			(3.3)

Net earnings available to common shareholders			$68.9

	For the three months ended March 31, 2004:
	Operating Income Before Amortization	Amortization of non-cash items	Operating income (loss)
IAC Travel	$127.6	$(42.9)	$84.7
HSN U.S	41.6	(13.2)	28.4
HSN—International	1.3	(0.3)	0.9
Ticketing	46.8	(6.2)	40.7
Personals	6.3	(3.5)	2.8
IAC Local and Media Services	(13.6)	(14.2)	(27.8)
Financial Services and Real Estate	3.1	(6.6)	(3.6)
Teleservices	3.2	—	3.2
Corporate expense and other adjustments	(22.6)	(68.1)	(90.7)
Intersegment elimination	0.4	—	0.4

TOTAL	$194.1	$(155.0)	$39.1

Other income, net			32.7

Earnings from continuing operations before income taxes and minority interest			71.8
Income tax expense			(28.4)
Minority interest in income of consolidated subsidiaries			(0.5)

Earnings from continuing operations			42.9
Loss from discontinued operations, net of tax			(1.3)

Earnings before preferred dividends			41.5
Preferred dividends			(3.3)

Net earnings available to common shareholders			$38.3

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC's future financial performance, anticipated trends and prospects in the various industries in which IAC and its businesses operate, IAC's business prospects and strategy, including the spin-off and the AskJeeves acquisition, and anticipated financial position, liquidity and capital needs. These forward-looking statements reflect the views of IAC management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward-looking statements included in this report for a variety of reasons, including, among others:

  •
  adverse changes in economic conditions generally or in any of the markets or industries in which IAC's businesses operate;

  •
  changes in senior management at IAC and/or its businesses;

  •
  acts of terrorism, war or political instability;

  •
  changes in IAC's ability to obtain favorably priced inventory, which may be impacted by increased competition from third party distributors (offline and online) and partners and suppliers (through direct websites and other channels) and increases in occupancy rates;

  •
  weaknesses in the concert, special event and sporting event environments;

  •
  changes affecting IAC's ability to efficiently maintain and grow the respective market shares of its various brands, as well as to extend the reach of these brands through a variety of distribution channels and to attract new (and retain existing) customers;

  •
  adverse changes to, or interruptions in, IAC's relationships with third party distribution channels, suppliers, advertisers and other parties with whom it has significant relationships;

  •
  the rates of growth of the Internet, the e-commerce industry and broadband access, as well as the rates of online migration in the various markets and industries in which IAC's businesses operate;

  •
  competition from other companies;

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

  •
  the successful completion of pending corporate transactions and the integration of acquired businesses, including:

  •
  the successful integration of the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with IAC's existing operations and systems;

  •
  the retention of senior management and other key personnel at acquired businesses; and

  •
  the successful management of acquisition-related strain on IAC's management, operations and financial resources;

  •
  future regulatory and legislative actions and conditions affecting IAC, including:

  •
  the promulgation of new, and/or the amendment of existing, laws, rules and regulations applicable to IAC and its businesses; and

  •
  changes in the application or interpretation of existing laws, rules and regulations in the case of IAC and its businesses. In each case, laws, rules and regulations include, among others, those relating to sales, use, occupancy, value-added and other taxes, consumer protection and privacy, the Internet and e-commerce;

  •
  changes adversely affecting the ability of IAC and its business to adequately protect intellectual property rights, as well as to obtain licenses or other rights with respect to intellectual property in the future, which may or may not be available on favorable terms (if at all); and

  •
  third party claims alleging infringement of intellectual property rights by IAC and its businesses, which could result in the expenditure of significant financial and managerial resources, injunctions or the imposition of damages, as well as the need to enter into formal licensing or other similar arrangements with such third parties, which may or may not be available on favorable terms (if at all).

        Certain of these factors and other factors, risks and uncertainties are discussed in IAC's filings with the SEC. Other unknown or unpredictable factors also could have a material adverse effect on IAC's business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term investment portfolio, loans held for sale and long-term debt, including the current portion thereof and its warehouse line of credit. The Company invests its excess cash in debt instruments of government agencies and high quality corporate issuers. The portfolio is reviewed on a periodic basis and adjusted in the event that the credit ratings of securities held in the portfolio deteriorates.

        Based on the Company's total outstanding debt securities as of March 31, 2005, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt securities by approximately $27.7 million. Such potential increase or decrease are based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $2.0 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

        At March 31, 2005, the Company's outstanding debt approximated $1.5 billion, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps, to hedge some of this interest rate exposure. The Company's intent is to offset gains and losses resulting from this exposure with losses and gains on the derivative contracts used to hedge it, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. The Company's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. During 2004 and 2003, the Company entered into interest rate swap agreements related to a portion of the 2002 Senior Notes, which allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on the LIBOR. As of March 31, 2005, of the $750 million notional amount outstanding under the 2002 Senior Notes, the interest rate is fixed on $350 million at 7% and floating on $400 million, with the rate based on a spread over 6-month LIBOR. In addition, during 2004 the Company sold swap agreements of a notional amount of $250 million and $100 million for nominal gains, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at March 31, 2005 resulted in an unrealized loss of $10.7 million.

        The majority of the Company's outstanding fixed-rate debt relates to the $750.0 million notional amount outstanding under the 2002 Senior Notes as well as the $360.8 million notional amount outstanding under the 1998 Senior Notes. Excluding the $400 million under the 2002 Senior Notes, which currently pays a variable interest rate as a result of the outstanding swap agreements noted above, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $22.3 million. Such potential increase or decrease are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. If the LIBOR rates were to increase (decrease) by 100 basis points, then the annual interest payments on the $400 million of variable-rate debt would have increased (decreased) by $4.0 million. Such potential increase or decrease are based on certain simplifying assumptions, including a constant level and rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

        One of the Company's subsidiaries, LendingTree Loans (formerly "Home Loan Center"), is exposed to interest rate risk for loans it originates and subsequently sells in the secondary market ("loans held for sale") and as a party to interest rate lock commitments ("IRLCs") to fund mortgage loans at interest rates previously agreed upon by the subsidiary and the borrower for specified periods of time.

        LendingTree Loans hedges the changes in fair value of the loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are documented as fair value hedges. For loans held for sale that are hedged with forward delivery contracts, the carrying value of the loans held for sale and the derivatives is adjusted for the change in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative and the loss or gain of the hedged item attributed to the hedged risk are recognized in the accompanying statement of operations as a component of revenue and are offsetting. If it is determined that the hedging relationship is not highly effective, hedge accounting is discontinued. When hedge accounting is discontinued, the affected loans held for sale are no longer adjusted for the changes in fair value, however, the changes in fair value of the derivative instruments are recognized in current earnings as a component of revenue. For the three months ended March 31, 2005, the Company recognized $0.2 million in losses related to hedge ineffectiveness and $0.9 million in losses related to changes in the fair value of derivative instruments when hedge accounting was discontinued.

        IRLCs are derivative instruments and, therefore, are required to be recorded at fair value, with changes in fair value reflected in current period earnings. To manage the interest rate risk associated with the IRLCs the Company uses derivative instruments, including mortgage forward delivery contracts. These instruments do not qualify for hedge accounting. The changes in fair value of these instruments for the three months ended March 31, 2005 resulted in a loss of $0.1 million which has been recognized as a component of revenue in the accompanying statement of operations. The Company formally designates and documents all hedging relationships as either fair value hedges or cash flow hedges, as applicable, and documents the objective and strategy for undertaking the hedge transaction.

Foreign Currency Exchange Risk

        The Company conducts business in certain foreign markets, primarily in the European Union and Canada. The Company's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro, British Pound Sterling and Canadian Dollar. However, the exposure is mitigated since the Company has generally reinvested profits from international operations in order to grow the businesses.

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

        Foreign exchange gains and losses were not material to the Company's earnings in 2005 and 2004. However, the Company periodically reviews its strategy for hedging transaction risks. The Company's objective in managing its foreign exchange risk is to minimize its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position.

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. Foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in the statements of operations and are offsetting. The change in fair value of this foreign exchange forward contract at March 31, 2005 resulted in an unrealized loss of $9.5 million.

        During the fourth quarter of 2003, one of the Company's subsidiaries entered into a cross currency swap with a notional amount of Euro 39 million which is to mature on October 30, 2013 and is used to hedge against the change in value of an asset denominated in a currency other than the subsidiary's functional currency. This swap enables the Company to pay Euro at a rate of the three-month EURIBOR plus 0.50% on Euro 39 million. In exchange the Company receives 4.9% interest on $46.4 million. In addition, on April 14, 2004, one of the Company's subsidiaries entered into a cross currency swap with a notional amount of Euro 38.2 million which is to mature on April 7, 2014 and is used to hedge against the change in value of an asset in a similar manner to the swap described above. This swap enables the Company to pay Euro at a rate of the six-month EURIBOR plus 0.90% on Euro 38.2 million. In exchange the Company receives 5.47% interest on $45.9 million. At the date of maturity, these agreements call for the exchange of notional amounts. The changes in fair value of these cross currency swaps at March 31, 2005 resulted in an unrealized loss of $10.5 million.

Equity Price Risk

        The Company has a minimal investment in equity securities of publicly traded companies. These investments, as of March 31, 2005, were considered available-for-sale and included in long-term assets with the unrealized gain deferred as a component of shareholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

        On August 4, 2004, IAC made an investment in eLong, a Cayman Island company, whose principal business is the operation of an Internet based travel business in the People's Republic of China. The purchase price of the investment was approximately $59 million in cash that represented a 30% interest in eLong which is accounted for under the equity method at December 31, 2004. Concurrent with the original investment, eLong issued a warrant to IAC to acquire such additional eLong shares as would be necessary to provide IAC with a minimum aggregate investment of 51% of eLong shares on a fully diluted basis for approximately $6.21 per share.

        On December 16, 2004, IAC notified eLong of its intent to exercise its warrant to acquire its additional eLong shares. The transaction was completed on January 10, 2005. Following the exercise of the warrant, IAC owns approximately 52% of the outstanding capital stock of eLong on a fully diluted basis, representing approximately 96% of the total voting power of eLong. Accordingly, the Company has consolidated the results of eLong effective January 10, 2005.

        The Company has substantial investments in VUE as of March 31, 2005, including Preferred A interests and Preferred B interests with carrying values of approximately $625 million and $1.4 billion, respectively, and common interests with a carrying value of $761 million. The Company has reviewed the carrying value of these investments as of March 31, 2005 and believes they are not in excess of their fair value.

Item 4. Controls and Procedures

        The Company monitors and evaluates on an ongoing basis its disclosure controls and internal control over financial reporting in order to improve their overall effectiveness. In the course of this evaluation, the Company modifies and refines its internal processes as conditions warrant.

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and Forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, also evaluated whether any changes occurred to the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the period covered by this report.

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

Tickets.com Antitrust Litigation

        This litigation is described in detail on pages 35-36 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "2004 10-K"). As noted therein, on February 16, 2005, the United States Court of Appeals for the Ninth Circuit heard oral argument on the appeal by Tickets.com, Inc. ("Tickets.com") from the judgment of the United States District Court for the Central District of California, entered on March 25, 2003, dismissing Tickets.com's antitrust claims against Ticketmaster. Those claims were directed principally at Ticketmaster's exclusive contracts with venues and promoters.

        On April 11, 2005, the court of appeals issued a memorandum decision affirming the district court's dismissal of Tickets.com's antitrust claims against Ticketmaster. On May 4, 2005, the court of appeals issued its mandate. Tickets.com's sole remaining avenue of potential appellate review is a petition for a writ of certiorari to the United States Supreme Court.

Litigation Relating to Hotel Occupancy Taxes

        These purported class actions against IAC and its travel businesses Expedia, Hotels.com, and Hotwire are described in detail on pages 32-35 of the 2004 10-K. The lawsuits generally allege that IAC's travel businesses improperly charge and/or fail to pay hotel occupancy taxes and engage in other deceptive practices in charging customers for taxes and fees. Noteworthy developments in these cases are described below.

        Hotels.com.    As previously noted, in the Canales consumer class action pending in Texas state court, on May 13, 2004, the plaintiff filed a motion for nationwide class certification, which Hotels.com opposed. On February 17, 2005, the court held a hearing on the plaintiff's motion, as well as on Hotels.com's request for dismissal of the case for lack of subject-matter jurisdiction, on the grounds that under Texas law the tax-based nature of the plaintiff's claims requires that they be adjudicated in a state administrative proceeding.

        On April 29 and May 2, 2005, respectively, the court issued orders denying Hotels.com's request for dismissal and granting the plaintiff's motion for class certification. Hotels.com has the right to take an interlocutory appeal from the order granting class certification.

        Expedia.    As previously noted, the three substantially similar consumer class actions filed in Washington state court against Expedia and IAC in early 2005 were consolidated into one action, In re Expedia Hotel Taxes and Fees Litigation, on February 18, 2005. On March 7, 2005, Expedia, invoking the recently enacted federal Class Action Fairness Act (the "CAFA"), removed the consolidated action from state court to the United States District Court for the Western District of Washington.

        On March 17, 2005, the plaintiffs filed a motion to remand the case to state court, asserting that by reason of its effective-date provision, the CAFA does not apply to the case and thus does not afford a basis for removal. Expedia opposed the motion, arguing that the CAFA does apply to the case. On April 15, 2005, the federal district court issued an order granting the motion to remand. On April 22, 2005, Expedia filed in the United States Court of Appeals for the Ninth Circuit a petition for leave to appeal the district court's remand order pursuant to the CAFA. On April 28, 2005, the plaintiffs opposed the petition. The petition remains pending.

        Hotwire.    As previously noted, three substantially similar consumer class actions were filed in California state court against Hotwire and IAC in early 2005. On March 7, 2005, Hotwire and IAC, invoking the CAFA, removed those cases to the United States District Court for the Northern District of California.

        On March 22, 2005, the plaintiffs filed motions to remand the three cases to state court, based upon the same arguments made in the case against Expedia. Hotwire and IAC intend to oppose those motions. On April 4, 2005, Hotwire and IAC filed answers denying the material allegations of the complaints against them and asserting various defenses. On April 19, 2005, the court, at the parties' joint request, consolidated the three cases into one action, Jana Sneddon v. Hotwire, Inc. et al.

        Consumer Class Action against Various Internet Travel Companies.    As previously noted, on February 17, 2005, a purported consumer class action, Ronald Bush et al. v. CheapTickets, Inc. et al., was filed in California state court against a number of Internet travel companies, including Expedia and Hotels.com (as well as IAC). The allegations in the complaint are similar in all material respects to the claims made in the class actions against Hotels.com, Expedia, and Hotwire described above.

        On March 28, 2005, the defendants, invoking the CAFA, removed the Bush case to the United States District Court for the Central District of California. On March 31, 2005, the federal district court issued an order to show cause why the case should not be remanded to state court for lack of federal subject-matter jurisdiction, on the grounds that the CAFA does not apply to the case in light of the statute's effective-date provision. On April 11, 2005, the parties each filed responses to the order to show cause. In addition, on April 27, 2005, the plaintiffs filed a formal motion to remand the case to state court. The matter remains pending.

        The Company believes that the claims in all of these litigations relating to hotel occupancy taxes lack merit and will continue to defend vigorously against them.

Item 2. Unregistered Sales and Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its Common Stock during the quarter ended March 31, 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)(3)
January 2005	—	$—	—	102,865,908
February 2005	—	$—	—	102,865,908
March 2005	4,800,000	$21.87	4,800,000	98,065,908

Total	4,800,000	$21.87	4,800,000	98,065,908

(1)
Reflects the weighted average price paid per share of IAC Common Stock.

(2)
Represents shares that may yet be purchased pursuant to repurchase authorizations previously announced in November 2003 and November 2004. Repurchases pursuant to these authorizations, in each case, may be made on an opportunistic basis over an indefinite period of time, on the open market or through private transactions, depending on those factors that IAC deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

(3)
For the period April 1, 2005 through May 5, 2005, IAC purchased 48.0 million shares of IAC common stock at a weighted average price per share of $22.24. See "Part I—Item 2—Management's Discussion of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources."

Item 6. Exhibits

Exhibit Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of March 21, 2005, by and among IAC/InterActiveCorp, AJI Acquisition Corp. and Ask Jeeves, Inc.	Appendix A to the proxy statement/prospectus included in the Registrant's Registration Statement on Form S-4 (SEC File No. 333-124340), filed on April 26, 2005.
3.1	Restated Certificate of Incorporation of IAC.	Exhibit 3.1 to IAC's Current Report on Form 8-K, filed on October 14, 2003.
3.2	Certificate of Ownership and Merger merging NC3, Inc. into InterActiveCorp under the name IAC/InterActiveCorp.	Exhibit 3.1 to IAC's Current Report on Form 8-K, filed on July 14, 2004.
3.3	Amended and Restated ByLaws of IAC.	Exhibit 99.1 to IAC's Current Report on Form 8-K, filed on September 20, 2002.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

†
Filed herewith.

††
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2005	IAC/INTERACTIVECORP
	By:	/s/ BARRY DILLER Barry Diller Chairman and Chief Executive Officer
Signature	Title	Date

/s/ BARRY DILLER Barry Diller	Chairman of the Board, Chief Executive Officer and Director	May 10, 2005
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	May 10, 2005
/s/ MICHAEL H. SCHWERTDMAN Michael H. Schwertdman	Vice President and Controller (Chief Accounting Officer)	May 10, 2005

QuickLinks

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
IAC/INTERACTIVECORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
IAC'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF NON-GAAP MEASURE
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales and Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES