Form 10-Q
period 2005-06-30
IAC/INTERACTIVECORP
filed 2005-08-08
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on August 8, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of July 25, 2005, the following shares of the Registrant's common stock were outstanding:

Common Stock, including 201,200 shares of restricted stock	618,039,225
Class B Common Stock	51,199,996

Total outstanding Common Stock	669,239,221

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 25, 2005 was $14,147,697,504. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Service revenue	$1,160,649	$919,312	$2,177,151	$1,764,470
Product sales	799,567	543,988	1,426,269	1,131,320

Net revenue	1,960,216	1,463,300	3,603,420	2,895,790
Cost of sales—service revenue	418,434	331,356	783,638	656,388
Cost of sales—product sales	486,989	336,238	869,817	701,506

Gross profit	1,054,793	795,706	1,949,965	1,537,896
Selling and marketing expense	423,092	295,649	760,674	599,415
General and administrative expense	234,947	171,041	447,842	336,250
Other operating expense	27,606	21,063	54,931	41,141
Amortization of cable distribution fees	17,054	17,811	33,781	35,033
Amortization of non-cash distribution and marketing expense	3,485	4,733	3,917	11,072
Amortization of non-cash compensation expense	59,382	55,342	109,910	124,310
Amortization of intangibles	72,828	78,511	147,204	156,808
Depreciation expense	43,848	42,286	87,991	83,914

Operating income	172,551	109,270	303,715	149,953
Other income (expense):
Interest income	45,741	48,126	99,750	93,334
Interest expense	(18,946)	(19,457)	(40,609)	(38,850)
Gain on sale of VUE	523,487	—	523,487	—
Equity in income of VUE	43,126	11,038	21,960	10,686
Equity in income of unconsolidated affiliates and other	19,080	5,195	24,000	12,370

Total other income, net	612,488	44,902	628,588	77,540

Earnings from continuing operations before income taxes and minority interest	785,039	154,172	932,303	227,493
Income tax expense	(304,327)	(59,417)	(376,039)	(88,241)
Minority interest in income of consolidated subsidiaries	(1,469)	(974)	(1,820)	(1,485)

Earnings from continuing operations	479,243	93,781	554,444	137,767
Gain on sale of Euvía, net of tax	79,648	—	79,648	—
Income (loss) from discontinued operations, net of tax	62,492	(20,585)	59,502	(23,044)

Earnings before preferred dividends	621,383	73,196	693,594	114,723
Preferred dividends	(3,263)	(3,262)	(6,526)	(6,526)

Net earnings available to common shareholders	$618,120	$69,934	$687,068	$108,197

Earnings per share from continuing operations:
Basic earnings per share	$0.74	$0.13	$0.82	$0.19
Diluted earnings per share	$0.68	$0.12	$0.76	$0.17
Net earnings per share available to common shareholders:
Basic earnings per share	$0.96	$0.10	$1.02	$0.16
Diluted earnings per share	$0.89	$0.09	$0.95	$0.14

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,492,039	$1,099,698
Restricted cash and cash equivalents	69,414	41,377
Marketable securities	2,143,878	2,409,745
Accounts and notes receivable, net of allowance of $22,920 and $21,487, respectively	611,298	497,485
Loans available for sale, net	427,383	206,256
Inventories, net	388,129	240,977
Deferred income taxes	170,450	109,752
Assets held for sale	5,149	339,880
Other current assets	256,178	170,597

Total current assets	6,563,918	5,115,767
PROPERTY, PLANT AND EQUIPMENT:
Computer and broadcast equipment	852,998	789,236
Buildings and leasehold improvements	175,504	163,972
Furniture and other equipment	181,487	158,298
Land	20,394	21,168
Projects in progress	147,528	71,247

	1,377,911	1,203,921
Less: accumulated depreciation and amortization	(801,085)	(695,238)

Total property, plant and equipment	576,826	508,683
OTHER ASSETS:
Goodwill	11,741,157	11,210,964
Intangible assets, net	2,540,096	2,333,663
Long-term investments	119,085	1,609,335
Preferred interest exchangeable for common stock	—	1,428,530
Cable distribution fees, net	57,109	77,484
Notes receivable and advances, net of current portion	625	615
Deferred charges and other	177,026	105,075
Non-current assets of discontinued operations	7,731	8,749

TOTAL ASSETS	$21,783,573	$22,398,865

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
	(In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations and short-term borrowings	$789,862	$562,966
Accounts payable, trade	941,253	787,915
Accounts payable, client accounts	316,635	176,921
Accrued distribution fees	33,979	36,904
Deferred merchant bookings	750,804	361,199
Deferred revenue	128,514	104,611
Income tax payable	1,342,644	57,093
Liabilities held for sale	—	295,773
Other accrued liabilities	533,358	476,152
Current liabilities of discontinued operations	33,641	32,904

Total current liabilities	4,870,690	2,892,438
Long-term obligations, net of current maturities	794,272	796,715
Other long-term liabilities	147,683	151,580
Non-current liabilities of discontinued operations	8,319	5,546
Deferred income taxes	1,631,339	2,479,678
Common stock exchangeable for preferred interest	—	1,428,530
Minority interest	86,246	39,074
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 13,118,182 issued and outstanding	131	131
Common stock $.01 par value; authorized 1,600,000,000 shares; issued 702,083,982 and 696,983,299 shares respectively, and outstanding 541,711,141 and 633,019,550 shares, respectively, including 201,279 and 308,652 of restricted stock, respectively	7,021	6,970
Class B convertible common stock $.01 par value; authorized 400,000,000 shares; issued 64,629,996 shares, and outstanding 51,199,996 and 64,629,996 shares respectively	646	646
Additional paid-in capital	15,637,219	14,058,797
Retained earnings	3,115,828	2,428,760
Accumulated other comprehensive income	32,777	81,051
Treasury stock 160,372,841and 63,963,749 shares, respectively	(4,543,600)	(1,966,053)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	14,245,024	14,605,304

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,783,573	$22,398,865

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

												Note Receivable From Key Executive for Common Stock Issuance
						Class B Convertible Common Stock
		Preferred Stock		Common Stock
								Addit. Paid-in Capital	Retained Earnings	Accum. Other Comp. Income	Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2004	$14,605,304	$131	13,118	$6,970	696,983	$646	64,630	$14,058,797	$2,428,760	$81,051	$(1,966,053)	$(4,998)
Comprehensive income:
Net earnings for the six months ended June 30, 2005	693,594	—	—	—	—	—	—	—	693,594	—	—	—
Increase in unrealized losses in available for sale securities	(22,860)	—	—	—	—	—	—	—	—	(22,860)	—	—
Foreign currency translation	(25,106)	—	—	—	—	—	—	—	—	(25,106)	—	—
Net loss on derivative contracts	(308)	—	—	—	—	—	—	—	—	(308)	—	—

Comprehensive income	645,320

Issuance of common stock upon exercise of stock options, restricted stock, and other	49,467	—	—	51	5,101	—	—	49,416	—	—	—	—
Income taxes related to stock options exercised, restricted stock, and other, net	(7,897)	—	—	—	—	—	—	(7,897)	—	—	—	—
Dividends on preferred stock	(6,526)	—	—	—	—	—	—	—	(6,526)	—	—	—
Amortization of non-cash compensation	108,373	—	—	—	—	—	—	108,373	—	—	—	—
Sale of VUE interests	33,627	—	—	—	—	—	—	1,428,530	—	—	(1,394,903)	—
Purchase of treasury stock	(1,182,644)	—	—	—	—	—	—	—	—	—	(1,182,644)	—

Balance as of June 30, 2005	$14,245,024	$131	13,118	$7,021	702,084	$646	64,630	$15,637,219	$3,115,828	$32,777	$(4,543,600)	$(4,998)

        Accumulated other comprehensive income, net of tax, is comprised of unrealized (losses) gains on available for sale securities of $(5,311) and $17,549 at June 30, 2005 and December 31, 2004, respectively, foreign currency translation adjustments of $39,806 and $64,912 at June 30, 2005 and December 31, 2004, respectively, and net losses from derivative contracts of $(1,718)and $(1,410) at June 30, 2005 and December 31, 2004, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Earnings from continuing operations	$554,444	$137,767
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	235,195	240,722
Amortization of cable distribution fees	33,781	35,033
Amortization of non-cash distribution and marketing expense	3,917	11,072
Amortization of non-cash compensation expense	109,910	124,310
Amortization of deferred financing costs	—	161
Deferred income taxes	(1,023,239)	(56,212)
Gain on sale of VUE	(523,487)	—
Equity in income of unconsolidated affiliates, including VUE	(32,560)	(20,319)
Non-cash interest income	(29,127)	(24,518)
Minority interest in income of consolidated subsidiaries	1,820	1,485
Increase in cable distribution fees	(14,850)	(14,732)
Changes in current assets and liabilities:
Accounts and notes receivable	(17,459)	26,549
Loans available for sale	(221,076)	—
Inventories	(52,985)	(19,699)
Prepaids and other assets	(54,612)	(45,621)
Accounts payable and accrued liabilities	1,421,803	192,516
Deferred revenue	30,951	19,365
Deferred merchant bookings	388,907	295,429
Funds collected by Ticketmaster on behalf of clients, net	120,170	50,159
Other, net	(16,012)	10,749

Net cash provided by operating activities	915,491	964,216

Cash flows provided by (used in) investing activities:
Acquisitions, net of cash acquired	(712,409)	(286,928)
Capital expenditures	(143,419)	(99,629)
(Increase) decrease in long-term investments and notes receivable	(33,012)	21,818
Purchase of marketable securities	(2,427,212)	(2,180,134)
Proceeds from the sale of marketable securities	2,718,188	2,084,851
Proceeds from sale of VUE	1,882,291	—
Proceeds from sale of Euvía	183,016	—
Other, net	19,191	1,082

Net cash provided by (used in) investing activities	1,486,634	(458,940)

Cash flows provided by (used in) financing activities:
Warehouse loan borrowings, net	217,152	—
Principal payments on long-term obligations	(37,238)	(729)
Purchase of treasury stock by IAC	(1,172,653)	(249,463)
Proceeds from subsidiary stock, including stock options	555	—
Proceeds from issuance of common stock, including stock options	28,477	65,949
Preferred dividends	(6,526)	(6,526)
Other, net	(3,326)	4,766

Net cash used in financing activities	(973,559)	(186,003)
Net cash (used in) provided by discontinued operations	(3,391)	6,368
Effect of exchange rate changes on cash and cash equivalents	(32,834)	(3,497)

Net increase in cash and cash equivalents	1,392,341	322,144
Cash and cash equivalents at beginning of period	1,099,698	859,618

Cash and cash equivalents at end of period	$2,492,039	$1,181,762

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

        IAC consists of the following sectors:

  •
  Retailing, which includes U.S. and International;

  •
  Services, which includes Ticketing, Financial Services & Real Estate, Teleservices and Home Services (since September 2004);

  •
  Media & Advertising;

  •
  Membership & Subscriptions, which includes Vacations, Personals and Discounts; and

  •
  Expedia, Inc., which includes Expedia.com, Hotels.com, Hotwire and TripAdvisor (since April 2004).

        On December 21, 2004, IAC announced its plans to separate its travel businesses into an independent public company in order to better achieve certain strategic objectives of its various businesses. In these consolidated financial statements, we refer to this transaction as the "Spin-Off" and to the new company that will hold the travel and travel-related businesses of IAC as "Expedia". On July 19, 2005, IAC's shareholders approved the Spin-Off. The Spin-Off is expected to occur prior to the beginning of trading on August 9, 2005. Following the completion of the Spin-Off:

  •
  Expedia will consist of the travel and travel-related businesses and investments that IAC currently operates (other than Interval International and TV Travel Shop, which will not be spun-off by IAC with Expedia); and

  •
  IAC will continue to operate and/or manage its remaining businesses and investments, which currently comprise its Retailing, Services, Media & Advertising and Membership & Subscriptions sectors. TV Travel Shop ceased operations in the second quarter of 2005 and, accordingly, has been presented as discontinued operations for all periods presented.

        In addition, on July 19, 2005 IAC completed the acquisition of Ask Jeeves, Inc. ("Ask Jeeves"), a leading provider of world-class information retrieval technologies, brands and services that are available to consumers across a range of platforms, including destination websites, downloadable search-based applications and portals. Under the terms of the agreement, IAC issued 1.2668 shares of IAC common stock for each share of Ask Jeeves common stock in a tax-free transaction valued as of the date of the agreement at approximately $1.7 billion, net of cash acquired. On May 5, 2005, IAC completed the buy back of 52.8 million shares of IAC common stock, through its previously authorized share repurchase programs, which represents approximately sixty percent of the number of fully diluted shares IAC issued for the Ask Jeeves acquisition, thus effectively offsetting a substantial portion of the dilution from the transaction.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The interim consolidated financial statements and notes thereto of the Company are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004.

        In the opinion of management of the Company, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual audited consolidated financial statements and notes thereto.

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

        Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles, including goodwill and other long-lived assets, deferred income taxes, including related valuation allowances, various other operating allowances, reserves and accruals and assumptions related to the determination of stock-based compensation.

        In conjunction with preparing for the Spin-Off and the upcoming adoption of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R) "Share-Based Payment," the Company is conducting an assessment of certain assumptions used in determining the expense related to stock-based compensation. The assessment is expected to be completed by the end of the third quarter and is expected to result in a favorable adjustment to non-cash compensation expense.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS No. 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The Company adopted the expense recognition provision of SFAS No. 123 and is providing expense for stock-based compensation for grants made on or after January 1, 2003 on a prospective basis as provided by SFAS No. 148, and will continue to provide pro forma information in the notes to financial statements to provide the results as if all equity awards issued in prior years were being expensed. The Company will continue to account for stock-based compensation granted prior to January 1, 2003 in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." For restricted stock units issued, the value of the instrument is measured at the grant date as the fair value of IAC's common stock and amortized ratably as non-cash compensation over the vesting term. For stock options issued since 2003, including unvested options assumed in acquisitions, the value of the options is measured on grant date (or acquisition date, if applicable) at fair value and amortized over the remaining vesting term.

        The following table illustrates the effect on net earnings available to common shareholders and net earnings per share if the fair value-based method had been applied to all outstanding and unvested awards in each period:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net earnings available to common shareholders, as reported	$618,120	$69,934	$687,068	$108,197
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	36,327	33,836	67,217	76,009
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(37,808)	(38,616)	(70,178)	(85,569)

Pro forma net earnings available to common shareholders	$616,639	$65,154	$684,107	$98,637

Net earnings per share available to common shareholders:
Basic as reported	$0.96	$0.10	$1.02	$0.16
Basic pro forma	$0.96	$0.09	$1.02	$0.14
Diluted as reported	$0.89	$0.09	$0.95	$0.14
Diluted pro forma	$0.89	$0.09	$0.95	$0.13

        Pro forma information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004: risk-free interest rates of 3.92% and 3.25%, respectively, a dividend yield of zero and volatility factors of 49.05% and 47.35%, respectively, based on the expected market price of IAC common stock based on historical trends; and a weighted-average expected life of the options of five years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis.

        On December 16, 2004, the FASB issued FASB Statement No. 123 (R), "Share-Based Payment," which is a revision of SFAS No. 123. Statement 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The Company is required to apply Statement 123(R) no later than the first quarter of 2006.

        Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under Statement 123(R). However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described above in the disclosure of pro forma net earnings and pro forma net earnings per share to the Company's consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is currently assessing the impact of this pronouncement on its consolidated statement of operations and statement of cash flows.

Reclassifications

        Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the 2005 presentation related to EUVÍA and TV Travel Shop. EUVÍA and TV Travel Shop are accounted for as discontinued operations and accordingly, are excluded from assets and liabilities of continuing operations as of June 30, 2005 and from the results of continuing operations for the three and six months ended June 30, 2005. The December 31, 2004 balance sheet and the statement of operations for the three and six months ended June 30, 2004 have been reclassified to conform to the current period presentation for EUVÍA and TV Travel Shop.

        See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a summary of all other significant matters relating to accounting policies.

NOTE 3—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for the Six Months Ended June 30, 2005

        For the six months ended June 30, 2005, the Company incurred non-cash compensation expense of $109.9 million and non-cash distribution and marketing expense of $3.9 million. Amortization of non-cash distribution and marketing expense consists mainly of non-cash advertising secured from Universal Television as a result of IAC's contribution of the USA Entertainment Group to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002 (the "VUE Transaction"). The non-cash advertising from Universal has historically been used for the benefit of Expedia, which runs television advertising primarily on the USA and Sci Fi cable channels without any cash cost. The advertising provided has been secured by IAC pursuant to an agreement with Universal as part of the VUE Transaction. Sufficient advertising has been secured to satisfy existing obligations.

        In connection with IAC's sale of its common and preferred interests in VUE, 56.6 million IAC shares, valued at $1.4 billion, were reacquired as part of the consideration received in the sale.

        For the six months ended June 30, 2005, the Company recognized $27.7 million of paid-in-kind interest income on the VUE Series A Preferred interest received in connection with the VUE Transaction.

        For the six months ended June 30, 2005, the Company recognized pre-tax income of $32.6 million from equity income of unconsolidated affiliates, including income of $22.0 million from its common interest in VUE.

        For the six months ended June 30, 2005, the Company recognized non-cash revenues of $13.9 million as a result of deferred revenue recorded in connection with its various acquisitions.

Supplemental Disclosure of Non-Cash Transactions for the Six Months Ended June 30, 2004

        For six months ended June 30, 2004, the Company incurred non-cash compensation expense of $124.3 million and non-cash distribution and marketing expense of $11.1 million. Amortization of non-cash distribution and marketing expense consists mainly of non-cash advertising secured from Universal Television as part of the VUE Transaction. Ticketmaster and Match.com also recognized non-cash distribution and marketing expense related to barter arrangements, which expired in March 2004, for distribution secured from third parties.

        For the six months ended June 30, 2004, the Company recognized $23.9 million of paid-in-kind interest income on the VUE Series A Preferred interest received in connection with the VUE Transaction.

        For the six months ended June 30, 2004, the Company recognized pre-tax income of $20.3 million from equity income of unconsolidated affiliates, including income of $10.7 million from its common interest in VUE.

        For the six months ended June 30, 2004, the Company recognized non-cash revenues of $9.9 million as a result of deferred revenue recorded in connection with its various acquisitions.

NOTE 4—INDUSTRY SEGMENTS

        The overall concept that IAC employs in determining its Operating and Reportable Segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. EUVÍA, TV Travel Shop, Styleclick, ECS, and Avaltus, a PRC subsidiary, are presented as discontinued operations and, accordingly, are excluded from the schedules below.

        During the second quarter of 2005, and in contemplation of the Spin-Off, the chief operating decision maker and executive management realigned how they view the businesses and how the businesses are organized. Accordingly, beginning in the second quarter of 2005, IAC introduced sector reporting that corresponds to the areas of interactivity in which the Company operates and redefined its Operating Segments to present the results consistent with how the chief operating decision maker and executive management currently view the businesses. The new segment presentation is as follows: the Retailing sector includes the U.S. and International Retailing Operating Segments; the Services sector includes the Ticketing, Financial Services and Real Estate, Teleservices and Home Services Operating Segments; Media & Advertising is its own sector and Operating Segment; and the Membership & Subscriptions sector includes the Vacations, Personals and Discounts Operating Segments. In addition, IAC reports the performance of its Emerging Businesses and corporate expenses. For the second quarter of 2005 and until the Spin-Off, Expedia is presented as an additional segment.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(In thousands)
Revenue:
Retailing:
U.S.	$667,112	$438,202	$1,165,068	$905,966
International	94,497	79,286	195,418	172,581

Total Retailing	761,609	517,488	1,360,486	1,078,547
Services:
Ticketing	257,842	195,104	469,137	397,364
Financial Services and Real Estate	130,342	44,601	236,155	84,349
Teleservices	76,971	72,513	154,109	144,348
Home Services	10,636	—	18,299	—

Total Services	475,791	312,218	877,700	626,061
Media & Advertising	11,504	6,940	20,496	12,720
Membership & Subscriptions:
Vacations	67,811	63,702	142,831	133,138
Personals	61,155	48,473	115,349	97,308
Discounts	33,080	34,046	57,666	60,320
Intra-sector elimination	(702)	(618)	(729)	(618)

Total Membership & Subscriptions	161,344	145,603	315,117	290,148
Expedia, Inc.	555,007	486,959	1,040,053	900,221
Emerging Businesses	6,237	247	10,006	247
Intersegment elimination(a)	(11,276)	(6,155)	(20,438)	(12,154)

Total	$1,960,216	$1,463,300	$3,603,420	$2,895,790

Operating Income:
Retailing:
U.S.	$43,510	$28,343	$86,769	$56,697
International	(589)	56	1,884	1,006

Total Retailing	42,921	28,399	88,653	57,703
Services:
Ticketing	55,318	40,474	95,349	81,146
Financial Services and Real Estate	6,175	(1,151)	2,886	(4,707)
Teleservices	2,398	4,200	6,619	7,366
Home Services	2,737	—	5,170	—

Total Services	66,628	43,523	110,024	83,805
Media & Advertising	1,836	(16,034)	857	(32,822)
Membership & Subscriptions:
Vacations	19,513	15,211	46,320	34,972
Personals	9,536	7,805	13,922	10,652
Discounts	(14,309)	(13,747)	(27,935)	(24,483)

Total Membership & Subscriptions	14,740	9,269	32,307	21,141
Expedia, Inc.	141,157	119,963	248,819	186,493
Emerging Businesses	(3,526)	(1,340)	(6,109)	(2,057)
Corporate and other	(91,205)	(74,510)	(170,836)	(164,310)

Total	$172,551	$109,270	$303,715	$149,953

Operating Income Before Amortization:(b)
Retailing:
U.S.	$59,012	$41,576	$115,503	$83,164
International	(262)	384	2,537	1,662

Total Retailing	58,750	41,960	118,040	84,826
Services:
Ticketing	62,710	46,680	109,700	93,527
Financial Services and Real Estate	14,998	5,646	24,734	8,739
Teleservices	2,398	4,200	6,619	7,366
Home Services	3,638	—	5,643	—

Total Services	83,744	56,526	146,696	109,632
Media & Advertising	1,889	(4,323)	963	(9,009)
Membership & Subscriptions:
Vacations	25,818	21,516	58,930	47,582
Personals	10,410	9,536	15,850	15,870
Discounts	(12,673)	(11,616)	(24,664)	(20,221)

Total Membership & Subscriptions	23,555	19,436	50,116	43,231
Expedia, Inc.	177,372	155,384	317,373	257,041
Emerging Businesses	(3,406)	(1,058)	(5,881)	(1,775)
Corporate and other	(33,658)	(20,069)	(62,561)	(41,803)

Total	$308,246	$247,856	$564,746	$442,143

(a)
Intersegment eliminations relate to services provided between IAC segments, including call center services provided by PRC to other IAC segments of $9.8 million and $4.9 million for the three months ended June 30, 2005 and 2004, and $17.9 million and $10.2 million for the six months ended June 30, 2005 and 2004, respectively.

(b)
Operating Income Before Amortization is defined as operating income excluding: (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of intangibles and goodwill impairment, if applicable, (3) pro forma adjustments for significant acquisitions, if applicable, and (4) one-time items, if applicable. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash payments to partners, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence, GAAP financial statements and descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

        The following table is a reconciliation of consolidated segment Operating Income Before Amortization to consolidated operating income and net earnings available to common shareholders.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Operating Income Before Amortization	$308,246	$247,856	$564,746	$442,143
Amortization of non-cash distribution and marketing expense	(3,485)	(4,733)	(3,917)	(11,072)
Amortization of non-cash compensation expense	(59,382)	(55,342)	(109,910)	(124,310)
Amortization of intangibles	(72,828)	(78,511)	(147,204)	(156,808)

Operating income	172,551	109,270	303,715	149,953
Interest income	45,741	48,126	99,750	93,334
Interest expense	(18,946)	(19,457)	(40,609)	(38,850)
Gain on sale of VUE	523,487	—	523,487	—
Equity in the income of VUE	43,126	11,038	21,960	10,686
Equity in income of unconsolidated affiliates and other(a)	19,080	5,195	24,000	12,370
Income tax expense	(304,327)	(59,417)	(376,039)	(88,241)
Minority interest in income of consolidated subsidiaries	(1,469)	(974)	(1,820)	(1,485)
Gain on sale of EUVÍA, net of tax	79,648	—	79,648	—
Income (loss) from discontinued operations, net of tax	62,492	(20,585)	59,502	(23,044)
Preferred dividends	(3,263)	(3,262)	(6,526)	(6,526)

Net earnings available to common shareholders	$618,120	$69,934	$687,068	$108,197

(a)
Other income/expense for the six months ended June 30, 2005 includes a $16.7 million gain on the sale of the Company's minority interest share in the Italian home shopping operations, partially offset by $13.2 million of realized losses on marketable securities.

        The Company maintains operations in the United States, Germany, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories is presented below.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Revenue
United States	$1,650,003	$1,245,680	$2,997,730	$2,452,213
All other countries	310,213	217,620	605,690	443,577

	$1,960,216	$1,463,300	$3,603,420	$2,895,790

	June 30, 2005	December 31, 2004
	(In thousands)
Long-lived assets
United States	$587,605	$536,699
All other countries	46,330	49,468

	$633,935	$586,167

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

        The balance of goodwill and intangible assets is as follows (in thousands):

	June 30, 2005	December 31, 2004
Goodwill	$11,741,157	$11,210,964
Intangible assets with indefinite lives	1,758,652	1,469,919
Intangible assets with definite lives	781,444	863,744

	$14,281,253	$13,544,627

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At June 30, 2005, intangible assets with definite lives relate principally to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Distribution agreements	$409,607	$(246,608)	$162,999	4.8
Purchase agreements	299,214	(156,825)	142,389	8.0
Technology	279,411	(166,577)	112,834	4.4
Supplier relationships	212,377	(125,523)	86,854	3.7
Customer lists	208,646	(49,929)	158,717	8.1
Merchandise agreements	41,957	(22,477)	19,480	5.8
Affiliate agreements	33,049	(6,637)	26,412	10.0
Domain names	13,186	(1,638)	11,548	6.7
Other	120,856	(60,645)	60,211	4.3

Total	$1,618,303	$(836,859)	$781,444

        At December 31, 2004, intangible assets with definite lives relate principally to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Distribution agreements	$687,753	$(484,306)	$203,447	5.2
Purchase agreements	291,941	(133,499)	158,442	11.6
Technology	277,235	(134,545)	142,690	4.4
Supplier relationships	208,776	(104,985)	103,791	3.6
Customer lists	169,486	(34,739)	134,747	9.0
Merchandise agreements	41,957	(18,719)	23,238	5.8
Affiliate agreements	33,049	(4,984)	28,065	10.0
Domain names	13,157	(302)	12,855	8.8
Other	104,635	(48,166)	56,469	5.3

Total	$1,827,989	$(964,245)	$863,744

        Amortization of intangible assets with definite lives is computed on a straight-line basis and based on December 31, 2004 balances for the next five years and thereafter is estimated to be as follows (in thousands):

Years ending December 31,
2005	$274,373
2006	211,639
2007	136,205
2008	96,724
2009	44,490
2010 and thereafter	100,313

$863,744

        The following table presents the balance of goodwill by segment including the changes in carrying amount of goodwill for the six months ended June 30, 2005 (in thousands):

	Balance as of January 1, 2005	Additions	(Deductions)	Foreign Exchange Translation	Balance as of June 30, 2005
Retailing:
U.S.	$2,436,892	$487,703	$(2,988)	$—	$2,921,607
International	108,779	1,311	—	—	110,090

Total Retailing	2,545,671	489,014	(2,988)	—	3,031,697
Services:
Ticketing	1,036,019	9,798	(769)	(3,878)	1,041,170
Financial Services and Real Estate	592,465	721	(10,680)	—	582,506
Teleservices	128,655	691	—	—	129,346
Home Services	112,973	63	(205)	—	112,831

Total Services	1,870,112	11,273	(11,654)	(3,878)	1,865,853
Membership & Subscriptions:
Vacations	467,564	—	—	—	467,564
Personals	221,728	249	(20)	166	222,123
Discounts	256,751	1,398	(87)	—	258,062

Total Membership & Subscriptions	946,043	1,647	(107)	166	947,749
Expedia, Inc.	5,849,138	93,512	(26,895)	(19,907)	5,895,848
Emerging Businesses	—	10	—	—	10

Total	$11,210,964	$594,456	$(41,644)	$(23,619)	$11,741,157

        Additions principally relate to new acquisitions, primarily Cornerstone and eLong. Deductions principally relate to (1) adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts and (2) the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in purchase price when the deductions are realized.

Cornerstone Goodwill

        On April 1, 2005, the Company completed its acquisition of Cornerstone Brands, Inc., a portfolio of leading print catalogs and online retailing sites that sell home products and leisure and casual apparel, for approximately $715 million, principally in cash. Cornerstone joined IAC's U.S. Retailing operating segment. IAC obtained a preliminary independent valuation of identifiable intangible assets acquired. This valuation identifies $309.1 million of intangible assets other than goodwill. The trade name was identified as an indefinite-lived intangible and $269.4 million was allocated to this asset. Intangibles with definite lives included customer lists ($31.4 million), existing technology ($4.1 million), vendor and supply agreements ($3.0 million) and intellectual property ($1.2 million) and are being amortized over a weighted average period of 4.8 years. The net purchase price consideration paid for Cornerstone was based on historical as well as expected performance metrics. The Company viewed Cornerstone's revenue, operating income, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in a significant amount of goodwill for a number of reasons including: (1) Cornerstone's market leading position and brand; (2) Cornerstone's business model which complements the business models of the Company's other businesses; (3) growth opportunities in the markets in which Cornerstone operates; and (4) Cornerstone's distinctly unique, proprietary and exclusive product lines which will enable the Company to grow. As a result, the predominant portion of the purchase price was based on the expected financial performance of Cornerstone, and not the asset value on the books at the time of the acquisition. These factors resulted in a significant amount of the purchase price being allocated to goodwill.

NOTE 6—RESTRUCTURING CHARGES

        As of June 30, 2005 and December 31, 2004, the accrual balance related to restructuring charges was $1.1 million and $1.8 million, respectively. The 2005 balance relates primarily to ongoing obligations for facility leases and employee termination agreements, and are expected to be paid out according to the terms of these arrangements.

        During the six months ended June 30, 2005, restructuring related expense, which is included in general and administrative expense in the accompanying statements of operations, was $0.4 million. Included in this amount are additional severance costs incurred in connection with the shut down of certain HSN facilities as HSN migrates certain operations to its new fulfillment center in Tennessee. In addition, during the six months ended June 30, 2005, the Company made payments of $1.1 million related principally to lease obligations for abandoned facilities and employee termination costs. Also included in general and administrative expense in the accompanying statements of operations is restructure related income related to the settlement of an uncollectible receivable that had been previously written off related to the restructuring of HSN's UK offices which did not impact the restructure accrual.

NOTE 7—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        Through June 7, 2005, IAC beneficially owned 5.44% of the partnership common equity of VUE, plus certain preferred interests of VUE. This common interest was accounted for using the equity method. On June 7, 2005, the Company sold its common and preferred interests in VUE to NBC Universal (see Note 11 for further discussion of the sale of the VUE interests). Prior to the sale, the statement of operations data was historically recorded on a one-quarter lag due to the timing of receiving information from the partnership. During the fourth quarter of 2004, VUE recorded a charge related to asset impairments. Due to the one-quarter lag noted above, that charge was recorded by IAC in the first quarter of 2005. Equity in the income of VUE recognized in the quarter ended June 30, 2005 represents IAC's share in VUE's first quarter results as well as IAC's share of VUE's results from April 1, 2005 through June 7, 2005.

        Due to the significance of the results of VUE in relation to IAC's results in 2005, summary financial information for VUE is presented below.

        Summarized balances of the partnership are as follows (in thousands):

As of March 31, 2005 and for the period October 1, 2004 to June 7, 2005
Current assets	$3,755,581
Non-current assets	13,904,821
Current liabilities	2,541,519
Non-current liabilities	3,714,663
Net sales	5,633,353
Gross profit	1,707,191
Net income	441,855

        Summarized aggregated financial information for the Company's remaining equity investments, including Jupiter Shop Channel (Japan), TVSN (China), TM Mexico, and GL Expedia (France), as of and for the six months ended June 30, 2005 is as follows (in thousands):

As of and for the six months ended June 30, 2005
Current assets	$185,703
Non-current assets	67,792
Current liabilities	130,591
Non-current liabilities	28,021
Net sales	355,651
Gross profit	148,230
Net income	31,824

        In January 2005, IAC exercised its warrant to acquire additional eLong shares. Following the exercise of the warrant, IAC owed approximately 52% of the outstanding capital stock of eLong on a fully diluted basis, representing approximately 96% of the total voting power of eLong. Accordingly, the Company began to consolidate the results of eLong effective January 2005.

        In April 2005, Ticketmaster acquired the remaining interest in its Australian joint venture. Accordingly, the Company began to consolidate the results of the Australian joint venture effective April 2005.

NOTE 8—EARNINGS PER SHARE

        The following table sets forth the computation of Basic and Diluted GAAP earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Earnings from continuing operations:
Numerator:
Earnings from continuing operations	$479,243	$93,781	$554,444	$137,767
Preferred stock dividends(b)	(3,263)	(3,262)	(6,526)	(6,526)

Net earnings from continuing operations available to common shareholders after assumed conversions	$475,980	$90,519	$547,918	$131,241

Denominator:
Basic shares outstanding	643,716	698,564	670,958	698,032
Dilutive securities including stock options, warrants and restricted stock and share units	56,639	52,058	56,459	53,363

Denominator for diluted earnings per share—weighted average shares(a)	700,355	750,622	727,417	751,395

Net earnings available to common shareholders:
Numerator:
Earnings before preferred dividends	$621,383	$73,196	$693,594	$114,723
Preferred stock dividends(b)	(3,263)	(3,262)	(6,526)	(6,526)

Net earnings available to common shareholders after assumed conversions	$618,120	$69,934	$687,068	$108,197

Denominator:
Basic shares outstanding	643,716	698,564	670,958	698,032
Dilutive securities including stock options, warrants and restricted stock and share units	56,639	52,058	56,459	53,363

Denominator for diluted earnings per share—weighted average shares(a)	700,355	750,622	727,417	751,395

Earnings (loss) per share:
Basic earnings per share from continuing operations	$0.74	$0.13	$0.82	$0.19
Discontinued operations, net of taxes	0.22	(0.03)	0.20	(0.03)

Basic earnings per share from net earnings	$0.96	$0.10	$1.02	$0.16

Diluted earnings per share from continuing operations	$0.68	$0.12	$0.76	$0.17
Discontinued operations, net of taxes	0.21	(0.03)	0.19	(0.03)

Diluted earnings per share from net earnings	$0.89	$0.09	$0.95	$0.14

(a)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and the vesting of restricted stock units. For the three and six months ended June 30, 2004, approximately 19.4 million shares issuable upon conversion of the Company's preferred stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
For the three and six months ended June 30, 2005, approximately 19.4 million shares of the Company's preferred stock were included in the calculation of diluted earnings per share because their inclusion was dilutive. Accordingly, under the "if-converted" method the preferred stock dividends were excluded from the numerator in calculating diluted earnings per share.

NOTE 9—NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        In December 2002, the Company issued $750 million of 7% Senior Notes (the "2002 Senior Notes"). The notes, by their terms, are fully and unconditionally guaranteed by USANi LLC (the "Guarantor"). USANi LLC is wholly owned by the Company.

        The following tables present condensed consolidating financial information as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 for: (1) the Company on a stand-alone basis, (2) the Guarantor, USANi LLC, on a stand-alone basis, (3) the combined non-guarantor subsidiaries of the Company (including the subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries")) and (4) the Company on a consolidated basis.

        As of and for the three and six months ended June 30, 2005:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Elimination	IAC Consolidated
	(In thousands)
Balance Sheet as of June 30, 2005:
Current assets	$164,377	$3,583,589	$2,815,952	$—	$6,563,918
Property and equipment, net	—	100,398	476,428	—	576,826
Goodwill and other intangible assets, net	—	—	14,281,253	—	14,281,253
Investment in subsidiaries	19,925,330	1,356,602	77,620	(21,359,552)	—
Other assets	90,236	5,305	258,304	—	353,845
Non-current assets of discontinued operations	—	—	7,731	—	7,731

Total assets	$20,179,943	$5,045,894	$17,917,288	$(21,359,552)	$21,783,573

Current liabilities	$16,204	$1,372,366	$3,448,479	$—	$4,837,049
Current liabilities of discontinued operations	—	—	33,641	—	33,641
Long-term debt, less current portion	756,721	—	37,551	—	794,272
Other liabilities and minority interest	697,234	8,650	1,159,384	—	1,865,268
Intercompany liabilities	4,464,760	(819,375)	(3,645,385)	—	—
Non-current liabilities of discontinued operations	—	—	8,319	—	8,319
Interdivisional equity	—	—	16,532,469	(16,532,469)	—
Shareholders' equity	14,245,024	4,484,253	342,830	(4,827,083)	14,245,024

Total liabilities and shareholders' equity	$20,179,943	$5,045,894	$17,917,288	$(21,359,552)	$21,783,573

Statement of operations for the three months ended June 30, 2005:
Revenue	$—	$—	$1,960,216	$—	$1,960,216
Operating expenses	—	(89,366)	(1,698,299)	—	(1,787,665)
Interest income (expense), net	(100,473)	90,318	36,950	—	26,795
Other income, net	580,410	663,669	49,110	(707,496)	585,693
Income tax benefit (expense)	—	4,107	(308,434)	—	(304,327)
Minority interest	(694)	—	(775)	—	(1,469)

Earnings from continuing operations	479,243	668,728	38,768	(707,496)	479,243
Discontinued operations, net of tax	142,140	3,326	138,814	(142,140)	142,140

Net earnings	621,383	672,054	177,582	(849,636)	621,383
Preferred dividends	(3,263)	—	—	—	(3,263)

Net earnings available to common shareholders	$618,120	$672,054	$177,582	$(849,636)	$618,120

Statement of operations for the six months ended June 30, 2005:
Revenue	$—	$—	$3,603,420	$—	$3,603,420
Operating expenses	—	(166,484)	(3,133,221)	—	(3,299,705)
Interest income (expense), net	(162,432)	163,321	58,252	—	59,141
Other income, net	717,920	699,101	70,500	(918,074)	569,447
Income tax expense	—	(6,256)	(369,783)	—	(376,039)
Minority interest	(1,044)	—	(776)	—	(1,820)

Earnings from continuing operations	554,444	689,682	228,392	(918,074)	554,444
Discontinued operations, net of tax	139,150	3,326	135,824	(139,150)	139,150

Net earnings	693,594	693,008	364,216	(1,057,224)	693,594
Preferred dividends	(6,526)	—	—	—	(6,526)

Net earnings available to common shareholders	$687,068	$693,008	$364,216	$(1,057,224)	$687,068

Statement of cash flows for the six months ended June 30 2005:
Cash flows (used in) provided by operating activities	$(135,161)	$35,495	$1,015,157	$—	$915,491
Cash flows (used in) provided by investing activities	(757,092)	2,150,757	92,969	—	1,486,634
Cash flows provided by (used in) financing activities	895,521	(1,354,725)	(514,355)	—	(973,559)
Net cash used in discontinued operations	—	—	(3,391)	—	(3,391)
Effect of exchange rate changes on cash and cash equivalents	(3,268)	—	(29,566)	—	(32,834)
Cash and cash equivalents at beginning of period	—	681,215	418,483	—	1,099,698

Cash and cash equivalents at end of period	$—	$1,512,742	$979,297	$—	$2,492,039

        For the three and six months ended June 30, 2004:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the three months ended June 30, 2004:
Revenue	$—	$—	$1,463,300	$—	$1,463,300
Operating expenses	—	(73,343)	(1,280,687)	—	(1,354,030)
Interest income (expense), net	32,797	(24,161)	20,033	—	28,669
Other income (expense), net	79,781	29,709	(4,590)	(88,667)	16,233
Income tax (expense) benefit	(18,797)	35,076	(75,696)	—	(59,417)
Minority interest	—	—	(974)	—	(974)

Earnings (loss) from continuing operations	93,781	(32,719)	121,386	(88,667)	93,781
Discontinued operations, net of tax	(20,585)	—	(20,585)	20,585	(20,585)

Net earnings (loss)	73,196	(32,719)	100,801	(68,082)	73,196
Preferred dividends	(3,262)	—	—	—	(3,262)

Net earnings (loss) available to common shareholders	$69,934	$(32,719)	$100,801	$(68,082)	$69,934

Statement of operations for the six months ended June 30, 2004:
Revenue	$—	$—	$2,895,790	$—	$2,895,790
Operating expenses	—	(162,601)	(2,583,236)	—	(2,745,837)
Interest income (expense), net	61,046	(41,613)	35,051	—	54,484
Other income (expense), net	108,073	55,304	(1,293)	(139,028)	23,056
Income tax (expense) benefit	(31,352)	75,707	(132,596)	—	(88,241)
Minority interest	—	—	(1,485)	—	(1,485)

Earnings (loss) from continuing operations	137,767	(73,203)	212,231	(139,028)	137,767
Discontinued operations, net of tax	(23,044)	—	(23,044)	23,044	(23,044)

Net earnings (loss)	114,723	(73,203)	189,187	(115,984)	114,723
Preferred dividends	(6,526)	—	—	—	(6,526)

Net earnings (loss) available to common shareholders	$108,197	$(73,203)	$189,187	$(115,984)	$108,197

Statement of cash flows for the six months ended June 30, 2004:
Cash flows provided by (used in) operating activities	$65,219	$(98,224)	$997,221	$—	$964,216
Cash flows (used in) provided by investing activities	(13,484)	(1,020,787)	575,331	—	(458,940)
Cash flows (used in) provided by financing activities	(51,735)	1,136,514	(1,270,782)	—	(186,003)
Net cash provided by discontinued operations	—	—	6,368	—	6,368
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,497)	—	(3,497)
Cash and cash equivalents at beginning of period	—	523,634	335,984	—	859,618

Cash and cash equivalents at end of period	$—	$541,137	$640,625	$—	$1,181,762

NOTE 10—DERIVATIVE INSTRUMENTS

        In 2004 and 2003, the Company entered into various interest rate swap agreements with notional amounts of $250 million and $150 million, respectively, related to a portion of the 2002 Senior Notes. The interest rate swaps allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on LIBOR, which effectively changes the Company's interest rate exposure on a portion of the debt. As of June 30, 2005, of the $750 million total notional amount of the 2002 Senior Notes, the interest rate is fixed on $350 million with the balance of $400 million remaining at a floating rate of interest based on the spread over 6-month LIBOR. To further manage risk, the Company sold swap agreements for nominal gains during 2004, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at June 30, 2005 and 2004 resulted in an unrealized gain of $6.6 million and an unrealized loss of $16.4 million, respectively. The fair value of the contracts is recorded in the accompanying balance sheet in other non-current assets with a corresponding offset to the carrying value of the related debt. The gain or loss on the derivative in the period of change and the loss or gain of the hedged item attributed to the hedged risk are recognized in the accompanying statements of operations and are offsetting.

        LendingTree Loans, in connection with its mortgage banking operations, is exposed to additional interest rate risk. The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans hedges the changes in fair value of the loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are documented as fair value hedges. The fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. For loans held for sale that are hedged with forward delivery contracts, the carrying value of the loans held for sale and the derivatives is adjusted for the change in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative and the loss or gain of the hedged item attributed to the hedged risk are recognized in the accompanying statement of operations as a component of revenue and are offsetting. If it is determined that the hedging relationship is not highly effective, hedge accounting is discontinued. When hedge accounting is discontinued, the affected loans held for sale are no longer adjusted for changes in fair value, however, the changes in fair value of derivative instruments are recognized in current earnings as a component of revenue. For the three and six months ended June 30, 2005, the Company recognized $0.9 million and $1.1 million in losses, respectively, related to hedge ineffectiveness and $0.3 million in gains and $0.6 million in losses, respectively, related to changes in the fair value of derivative instruments when hedge accounting was discontinued. The fair value of the hedge instruments is recorded in other current assets in the accompanying balance sheet.

        LendingTree Loans enters into commitments with consumers to originate loans at a locked in interest rate (interest rate lock commitments—"IRLCs"). IAC reports IRLCs as derivative instruments in accordance with SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"), and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. Similar to loans held for sale, the fair value of IRLCs is subject to change primarily due to changes in interest rates and fallout factors. Under LendingTree Loans' risk management policy, LendingTree Loans hedges the changes in fair value of IRLCs primarily by entering into forward delivery contracts which can reduce the volatility of earnings. Both the IRLCs and the related hedging instrument do not qualify for hedge accounting and are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue in the accompanying statement of operations. The change in the fair value of these derivative instruments for the three and six months ended June 30, 2005 resulted in a loss of $1.8 million and $1.9 million, respectively, which has been recognized in the accompanying statement of operations. The fair value of the IRLCs is recorded in other current liabilities in the accompanying balance sheet.

        On April 29, 2003, one of the Company's foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. This derivative contract has been designated as a cash flow hedge for accounting purposes and foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in the statements of operations and are offsetting. In addition, the remaining effective portion of the derivative's gain or loss is recorded in other comprehensive income (loss) until the liability is extinguished. The change in fair value of this foreign exchange forward contract at June 30, 2005 and 2004 resulted in an unrealized loss of $6.4 million and $5.4 million, respectively.

        On November 26, 2003, Expedia entered into a ten-year cross currency swap with a notional amount of Euro 39 million which is to mature on October 30, 2013 and is used to hedge against the change in value of an asset denominated in a currency other than the subsidiary's functional currency. This swap enables the Company to pay Euro at a rate of the three-month EURIBOR plus 0.50% on Euro 39 million. In exchange the Company receives 4.9% interest on $46.4 million U.S. dollars. In addition, on April 14, 2004, Expedia entered into a cross currency swap with a notional amount of Euro 38.2 million which is to mature on April 7, 2014 and is used to hedge against the change in value of an asset in a similar manner to the swap described above. This swap enables the Company to pay Euro at a rate of the six-month EURIBOR plus 0.90% on Euro 38.2 million. In exchange the Company receives 5.47% interest on $45.9 million U.S. dollars. At the respective dates of maturity, these agreements call for the exchange of notional amounts. These derivative contracts have been designated as cash flow hedges for accounting purposes and foreign exchange re-measurement gains and losses related to these contracts and assets are recognized each period in the accompanying statements of operations and are offsetting. In addition, the remaining effective portion of these derivatives' gain or losses are recorded in other comprehensive income (loss) until the hedged items are extinguished. The changes in fair value of these cross currency swaps at June 30, 2005 and 2004 resulted in unrealized gains of $0.6 million and unrealized losses of $5.5 million, respectively. There was no ineffectiveness related to these cash flow hedges recognized in the accompanying statements of operations for the periods presented.

        Periodically, Expedia has purchased 30 day foreign currency forwards in order to mitigate the effects of the changes in exchange rates between the time in which payables to hotel vendors in foreign countries are recorded and when they are settled. The changes in fair value of these foreign currency forwards are included as a component of cost of sales in the accompanying statements of operations. During the period ended June 30, 2004, the Company recognized nominal gains from forward contracts. During the period ended June 30, 2005, the Company did not enter into any foreign currency forward contracts.

NOTE 11—SALE OF VUE INTERESTS

        On June 7, 2005, IAC completed a transaction with General Electric and Vivendi Universal in which IAC sold its common and preferred interests in VUE for approximately $3.4 billion in aggregate consideration consisting of approximately $1.9 billion in cash, 56.6 million IAC common shares formerly held by NBC Universal and $115 million of television advertising time that NBC Universal will provide through its media outlets over a three-year period. Based upon the closing price of IAC common stock on June 7, 2005 of $24.64, the 56.6 million IAC common shares have a market value of approximately

$1.4 billion. The transaction resulted in an after-tax gain of $322.1 million. The after-tax gain was determined as follows (in thousands):

Proceeds received:
Cash	$1,882,291
Value of 56.6 million IAC common shares	1,394,903
Television advertising time	115,000

Total proceeds received	3,392,194

Book value of VUE interests:
Common interest	804,733
Preferred A interest	632,444
Preferred B interest	1,428,530

Total book value of VUE interests	2,865,707
Less: Transaction costs	(3,000)

2,862,707

Pre-tax gain	523,487
Income tax expense	(201,384)

After-tax gain on sale of VUE interests	$322,103

NOTE 12—DISCONTINUED OPERATIONS

        In March 2005, IAC, through its subsidiary HSN International, announced that it had entered into an agreement to sell its 48.6% interest in EUVÍA to the German Media Company, ProSiebenSat. 1 Media AG, for approximately $204 million. EUVÍA operates two television channels, 9Live, an interactive game and quiz show-oriented television channel, and Sonnenklar, a travel-oriented television channel. This sale closed on June 2, 2005 and resulted in a pre-tax gain of $129.3 million and an after-tax gain of $79.6 million. In addition, during the second quarter of 2005, TV Travel Shop ceased the sale of third-party travel products through its broadcast programming. Accordingly, the results of operations and statement of position of these businesses are presented as discontinued operations for all periods presented. The 2005 results include a tax benefit of approximately $62.8 million related to the write-off of the Company's investment in TV Travel Shop. The revenues and net earnings, net of the effect of any minority interest for the aforementioned discontinued operations for the applicable periods, were as follow:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Revenue	$25,118	$37,853	$63,801	$76,099

Earnings before income taxes and minority interest	$3,501	$5,506	$8,178	$3,123
Income tax benefit (expense)	61,376	(24,194)	56,935	(23,385)
Minority interest in income of consolidated subsidiaries	(2,385)	(1,897)	(5,611)	(2,782)

Net earnings (loss)	$62,492	$(20,585)	$59,502	$(23,044)

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

        IAC consists of the following sectors:

  •
  Retailing, which includes U.S., including Cornerstone Brands, Inc. (since April 2005), and International;

  •
  Services, which includes Ticketing, Financial Services & Real Estate, Teleservices and Home Services (since September 2004);

  •
  Media & Advertising;

  •
  Membership & Subscriptions, which includes Vacations, Personals and Discounts; and

  •
  Expedia, Inc., which includes Expedia.com, Hotels.com, Hotwire and TripAdvisor (since April 2004).

        On December 21, 2004, IAC announced its plans to separate its travel businesses into an independent public company in order to better achieve certain strategic objectives of its various businesses. We refer to this transaction as the "Spin-Off" and to the new company that will hold the travel and travel-related businesses of IAC as "Expedia". On July 19, 2005, IAC's shareholders approved the Spin-Off. The Spin-Off is expected to occur prior to the beginning of trading on August 9, 2005. Following the completion of the Spin-Off:

  •
  Expedia will consist of the travel and travel-related businesses and investments that IAC currently operates (other than Interval International and TV Travel Shop, which will not be spun-off by IAC with Expedia); and

  •
  IAC will continue to operate and/or manage its remaining businesses and investments, which currently comprise its Retailing, Services, Media & Advertising and Membership & Subscriptions sectors. TVTS ceased operations in the second quarter of 2005 and, accordingly, has been presented as discontinued operations for all periods presented.

        In addition, on July 19, 2005 IAC completed the acquisition of Ask Jeeves, Inc. ("Ask Jeeves"), a leading provider of world-class information retrieval technologies, brands and services that are available to consumers across a range of platforms, including destination websites, downloadable search-based applications and portals. Under the terms of the agreement, IAC issued 1.2668 shares of IAC common stock for each share of Ask Jeeves common stock in a tax-free transaction valued as of the date of the agreement at approximately $1.7 billion net of cash acquired. On May 5, 2005, IAC completed the buy back of 52.8 million shares of IAC common stock, through its previously authorized share repurchase programs, which represents approximately sixty percent of the number of fully diluted shares IAC issued for the Ask Jeeves acquisition, thus effectively offsetting a substantial portion of the dilution from the transaction.

Results of operations for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004

        Set forth below are the contributions made by our various sectors, our emerging businesses and corporate expenses to consolidated revenues, operating income and Operating Income Before

Amortization (as defined in IAC's Principles of Financial Reporting) for the three and six months ended June 30, 2005 and 2004 (rounding differences may occur):

	Three months ended June 30,				Six months ended June 30,
	2005	Percentage of total	2004	Percentage of total	2005	Percentage of total	2004	Percentage of total
	(Dollars in millions)
Revenue:
Retailing	$761.6	39%	$517.5	35%	$1,360.5	38%	$1,078.5	37%
Services	475.8	24%	312.2	21%	877.7	24%	626.1	22%
Media & Advertising	11.5	1%	6.9	0%	20.5	1%	12.7	0%
Membership & Subscriptions	161.3	8%	145.6	10%	315.1	9%	290.1	10%
Expedia, Inc.	555.0	28%	487.0	33%	1,040.1	29%	900.2	31%
Emerging Businesses	6.2	0%	0.2	0%	10.0	0%	0.2	0%
Intersegment elimination	(11.3)	(1%)	(6.2)	0%	(20.4)	(1%)	(12.2)	0%

Total	$1,960.2	100%	$1,463.3	100%	$3,603.4	100%	$2,895.8	100%

	Three months ended June 30,				Six months ended June 30,
	2005	Percentage of total	2004	Percentage of total	2005	Percentage of total	2004	Percentage of total
	(Dollars in millions)
Operating Income (Loss):
Retailing	$42.9	25%	$28.4	26%	$88.7	29%	$57.7	38%
Services	66.6	39%	43.5	40%	110.0	36%	83.8	56%
Media & Advertising	1.8	1%	(16.0)	(15%)	0.9	0%	(32.8)	(22%)
Membership & Subscriptions	14.7	9%	9.3	8%	32.3	11%	21.1	14%
Expedia, Inc.	141.2	82%	120.0	110%	248.8	82%	186.5	124%
Emerging Businesses	(3.5)	(2%)	(1.3)	(1%)	(6.1)	(2%)	(2.1)	(1%)
Corporate and other	(91.2)	(53%)	(74.5)	(68%)	(170.8)	(56%)	(164.3)	(110%)

Total	$172.6	100%	$109.3	100%	$303.7	100%	$150.0	100%

	Three months ended June 30,				Six months ended June 30,
	2005	Percentage of total	2004	Percentage of total	2005	Percentage of total	2004	Percentage of total
	(Dollars in millions)
Operating Income Before Amortization:
Retailing	$58.7	19%	$42.0	17%	$118.0	21%	$84.8	19%
Services	83.7	27%	56.5	23%	146.7	26%	109.6	25%
Media & Advertising	1.9	1%	(4.3)	(2%)	1.0	0%	(9.0)	(2%)
Membership & Subscriptions	23.6	8%	19.4	8%	50.1	9%	43.2	10%
Expedia, Inc.	177.4	58%	155.4	63%	317.4	56%	257.0	58%
Emerging Businesses	(3.4)	(1%)	(1.1)	0%	(5.9)	(1%)	(1.8)	0%
Corporate and other	(33.6)	(11%)	(20.1)	(8%)	(62.5)	(11%)	(41.8)	(9%)

Total	$308.3	100%	$247.9	100%	$564.7	100%	$442.1	100%

IAC Consolidated Results

  For the three months ended June 30, 2005 compared to the three months ended June 30, 2004

        Revenue increased $496.9 million, or 34%, primarily driven by revenue increases of $244.1 million, or 47%, from the Retailing sector, $163.6 million, or 52%, from the Services sector and $68.0 million, or 14%, from Expedia. The revenue growth from the Retailing sector was driven primarily from the acquisition of Cornerstone Brands, Inc. ("Cornerstone") on April 1, 2005. The increase in the Services sector was driven by the strong contribution from LendingTree fueled in part by loan originations, as well as a robust summer concert season impacting results at our Ticketing operating segment. The revenue growth at Expedia was driven primarily by the international merchant hotel business, acquisitions and the air business.

        Gross profit increased $259.1 million, or 33%, reflecting improved results of the Retailing sector, which was driven primarily by the acquisition of Cornerstone, and the Services sector, which was driven by LendingTree Loans and Ticketing. The increase in gross profit also reflects improved operating results of Expedia, driven primarily by the increase in the merchant hotel business as Expedia's merchant business yields higher gross profit per transaction than its agency business.

        Selling and marketing expenses increased $127.4 million, or 43%, primarily reflecting the impact of the Cornerstone acquisition in the Retailing sector and increases at LendingTree, including the impact of acquistions made in the fourth quarter 2004. Financial Services and Real Estate experienced increased selling and marketing expenses in order to build its brands through the on-line and consumer direct mediums. The increase in selling and marketing expense was also impacted by an increase in international spending at Expedia. Included in the second quarter of 2004 results of Expedia is the reversal of $6.4 million of selling and marketing expenses associated with the resolution of a contractual dispute. Personals also experienced increased selling and marketing expenses related primarily to the roll out of Match.com's new marketing campaign which began in the first quarter of 2005. As a percentage of revenue, selling and marketing expense increased to 22% for 2005 from 20% in 2004.

        General and administrative expenses increased $63.9 million, or 37%, due primarily to the inclusion of the results of Cornerstone and LendingTree Loans in the 2005 results. In addition, Expedia's general and administrative costs increased primarily as a result of increased headcount and IAC also incurred approximately $10.3 million of transaction expenses in connection with the Spin-Off in the second quarter of 2005.

        Depreciation expense increased $1.6 million, or 4%, due primarily to capital expenditures of $143.4 million during 2005 as well as capital expenditures incurred in the second half of 2004, partially offset by certain fixed assets becoming fully depreciated during the period.

        Operating Income Before Amortization increased $60.4 million, or 24%, due primarily to the improved operating results at the Services and Retailing sectors as well as improved results at Expedia.

        Operating income increased $63.3 million, or 58%, reflecting the increase in Operating Income Before Amortization noted above, as well as decreased amortization of intangibles of $5.7 million, or 7%, and decreased non-cash distribution and marketing expense of $1.2 million, or 26%. Partially offsetting these decreases was an increase of non-cash compensation of $4.0 million, or 7%, due primarily to modications made to certain equity awards in the quarter ended June 30, 2005 as well as new equity awards granted.

        Interest income decreased $2.4 million in 2005 compared with 2004 primarily as a result of decreased interest income earned on the Vivendi Universal Entertainment LLLP ("VUE") preferred securities as these interests were sold on June 7, 2005. Interest expense remained relatively constant in 2005 compared to 2004.

        The Company realized a gain in the second quarter of 2005 of $523.5 million from the sale of its interests in VUE, a joint venture formed in May 2002 between the Company and Vivendi Universal, S.A. ("Vivendi"). On June 7, 2005, the Company sold its common and preferred interests in VUE to NBC Universal. In addition, the Company realized equity income in the second quarter of 2005 of $43.1 million from VUE compared with $11.0 million in 2004. Equity income in the second quarter of 2005 represents IAC's share in VUE's first quarter results, which IAC has recorded on a one-quarter lag, and IAC's share of VUE's results from April 1, 2005 through the date of sale.

        Equity in the income of unconsolidated subsidiaries and other income (expense) increased by $13.9 million due primarily to an increase in foreign currency exchange gains of $10.3 million.

        The effective tax rate from continuing operations was 39% in both 2005 and 2004. The 2005 rate is higher than the federal statutory rate of 35% due principally to amortization of non-deductible non-cash compensation, state taxes and non-deductible transaction expenses related to the Spin-Off. The 2004 rate is higher than the federal statutory rate of 35% due principally to non-deductible amortization of intangibles and state taxes.

        Minority interest in income from consolidated subsidiaries principally represents minority ownership of certain of Expedia's, Ticketmaster's and HSN International's domestic and international operations.

        In the first quarter of 2005, the Company entered into an agreement to sell to ProSiebenSat. 1 Media AG, a German media company, its 48% ownership interest in EUVÍA. This sale closed on June 2, 2005. In addition, during the second quarter of 2005, TV Travel Shop ceased the sale of third-party travel products through its broadcast programming. Accordingly, the results of operations and statement of position of these businesses are presented as discontinued operations for all periods presented. Income (loss) related to these discontinued operations in the second quarter of 2005 and 2004 was $62.5 million and $(20.6) million, respectively, net of tax. The 2005 amount includes a tax benefit of $62.8 million related to the write-off of the Company's investment in TV Travel Shop. Additionally, in 2005 the Company recognized a gain on sale of EUVÍA of $79.6 million, net of tax.

  For the six months ended June 30, 2005 compared to the six months ended June 30, 2004

        Revenue increased $707.6 million, or 24%, primarily driven by revenue increases of $281.9 million, or 26%, from the Retailing sector, $251.6 million, or 40%, from the Services sector and $139.8 million, or 16%, from Expedia. The revenue growth from both the Retailing and Services sector was driven primarily from the acquisition of Cornerstone and the increased contribution from LendingTree, fueled in part by loan originations, respectively. The revenue growth at Expedia was driven primarily by the international merchant hotel business, acquisitions and the air business.

        Gross profit increased $412.1 million, or 27%, reflecting improved operating results at the Retailing sector, Expedia and the Services sector. The increase in gross profit at the Retailing and Services sectors primarily reflects the acquisition of Cornerstone and the contribution of LendingTree, respectively. The increase in gross profit at Expedia is driven primarily by the merchant hotel business as noted above in the three month discussion.

        Selling and marketing expenses increased $161.3 million, or 27%. As a percentage of revenue, selling and marketing expense remained comparable to the prior period at 21%. The increase in selling and marketing expense primarily reflects the impact of the Cornerstone acquisition in the Retailing sector and increases at LendingTree, including the impact of acquisitions made in the fourth quarter of 2004. In addition, Expedia's selling and marketing expense increased year over year as it placed greater emphasis on its international businesses.

        General and administrative expenses increased $111.6 million, or 33%, due primarily to the acquisitions noted above and increased headcount at certain Expedia companies. In addition, the

Company incurred approximately $16.2 million of transaction expenses in connection with the Spin-Off in 2005.

        Depreciation expense increased $4.1 million, or 5%, due primarily to capital expenditures of $143.4 million noted above, partially offset by certain fixed assets becoming fully depreciated during the period.

        Operating Income Before Amortization increased $122.6 million, or 28%, due primarily to the improved operating results at Expedia, the Services sector and the Retailing sector.

        Operating income increased $153.8 million, or 103%, reflecting the increase in Operating Income Before Amortization noted above, as well as decreased non-cash compensation of $14.4 million, or 12%, decreased amortization of intangibles of $9.6 million, or 6%, and decreased non-cash distribution and marketing expense of $7.2 million, or 65%. Non-cash compensation expense related primarily to IAC's mergers with its formerly publicly traded subsidiaries and is recorded over the remaining vesting period of the equity awards and therefore this portion of non-cash compensation declines over time as the awards vest.

        Interest income increased $6.4 million in 2005 compared with 2004 as a result of higher interest rates earned during the first half of 2005, partially offset by a decrease in interest income earned on the VUE preferred securities as these interests were sold on June 7, 2005. Interest expense increased $1.8 million in 2005 compared to 2004 due primarily to the impact of higher interest rates on the interest rate swap arrangements.

        The Company realized a gain in 2005 of $523.5 million from the sale of its interests in VUE on June 7, 2005. In addition, the Company realized equity income from VUE in 2005 of $22.0 million compared with $10.7 million in 2004. Equity income in 2005 represents IAC's share in VUE's fourth quarter 2004 and first quarter 2005 results, which IAC had previously consistently recorded on a one-quarter lag, and IAC's share of VUE's results from April 1, 2005 through the date of sale.

        Equity in the income of unconsolidated subsidiaries and other income (expense) increased by $11.6 million due primarily to a $16.7 million gain on the sale of our minority interest share in the Italian home shopping operations, an increase in foreign currency exchange gains of $12.1 million, and a $1.0 million increase in the equity income of unconsolidated subsidiaries of HSN International. Partially offsetting these increases were increased realized losses on the sale of marketable securities of $16.9 million.

        The effective tax rate from continuing operations was 40% in 2005 as compared to 39% in 2004. The 2005 rate is higher than the federal statutory rate of 35% due principally to amortization of non-deductible non-cash compensation, state taxes and non-deductible transaction expenses related to the Spin-Off. The 2004 rate is higher than the federal statutory rate of 35% due principally to non-deductible amortization of intangibles and state taxes.

        Minority interest in income from consolidated subsidiaries principally represents minority ownership of certain of Expedia's, Ticketmaster's and HSN International's domestic and international operations.

        Income related to discontinued operations in 2005 was $59.5 million, which includes a tax benefit of $62.8 million related to the write-off of the Company's investment in TV Travel Shop. Additionally, the Company recognized a gain on sale of EUVÍA of $79.6 million, net of tax, in 2005. Loss from discontinued operations in 2004 was $23.0 million, principally due to an adjustment to the deferred tax liability of our investment in Styleclick to reflect minority interest, which resulted in a reduction of a tax benefit recorded in 2002 when the deferred tax liability of our investment in Styleclick was originally reversed.

        In addition to the discussion of consolidated results, the following is a discussion of the results of each sector.

	Three months ended June 30,			Six months ended June 30,
	2005	2004	Growth	2005	2004	Growth
	(Dollars in millions)
Revenue:
Retailing:
U.S.	$667.1	$438.2	52%	$1,165.1	$906.0	29%
International	94.5	79.3	19%	195.4	172.6	13%

Total Retailing	761.6	517.5	47%	1,360.5	1,078.5	26%
Services:
Ticketing	257.8	195.1	32%	469.1	397.4	18%
Financial Services and Real Estate	130.3	44.6	192%	236.2	84.3	180%
Teleservices	77.0	72.5	6%	154.1	144.3	7%
Home Services	10.6	N/A	N/A	18.3	N/A	N/A

Total Services	475.8	312.2	52%	877.7	626.1	40%
Media & Advertising	11.5	6.9	66%	20.5	12.7	61%
Membership & Subscriptions:
Vacations	67.8	63.7	6%	142.8	133.1	7%
Personals	61.2	48.5	26%	115.3	97.3	19%
Discounts	33.1	34.0	(3%)	57.7	60.3	(4%)
Intra-sector elimination	(0.7)	(0.6)	NM	(0.7)	(0.6)	NM

Total Membership & Subscriptions	161.3	145.6	11%	315.1	290.1	9%
Expedia, Inc.	555.0	487.0	14%	1,040.1	900.2	16%
Emerging Businesses	6.2	0.2	2,422%	10.0	0.2	3,946%
Intersegment elimination	(11.3)	(6.2)	(83%)	(20.4)	(12.2)	(68%)

Total	$1,960.2	$1,463.3	34%	$3,603.4	$2,895.8	24%

	Three months ended June 30,			Six months ended June 30,
	2005	2004	Growth	2005	2004	Growth
	(Dollars in millions)
Operating Income (Loss):
Retailing:
U.S.	$43.5	$28.3	54%	$86.8	$56.7	53%
International	(0.6)	0.1	NM	1.9	1.0	87%

Total Retailing	42.9	28.4	51%	88.7	57.7	54%
Services:
Ticketing	55.3	40.5	37%	95.3	81.1	18%
Financial Services and Real Estate	6.2	(1.2)	NM	2.9	(4.7)	NM
Teleservices	2.4	4.2	(43%)	6.6	7.4	(10%)
Home Services	2.7	N/A	N/A	5.2	N/A	N/A

Total Services	66.6	43.5	53%	110.0	83.8	31%
Media & Advertising	1.8	(16.0)	NM	0.9	(32.8)	NM
Membership & Subscriptions:
Vacations	19.5	15.2	28%	46.3	35.0	32%
Personals	9.5	7.8	22%	13.9	10.7	31%
Discounts	(14.3)	(13.7)	(4%)	(27.9)	(24.5)	(14%)

Total Membership & Subscriptions	14.7	9.3	59%	32.3	21.1	53%
Expedia, Inc.	141.2	120.0	18%	248.8	186.5	33%
Emerging Businesses	(3.5)	(1.3)	(163%)	(6.1)	(2.1)	(197%)
Corporate and other	(91.2)	(74.5)	(22%)	(170.8)	(164.3)	(4%)

Total	$172.6	$109.3	58%	$303.7	$150.0	103%

	Three months ended June 30,			Six months ended June 30,
	2005	2004	Growth	2005	2004	Growth
	(Dollars in millions)
Operating Income Before Amortization:
Retailing:
U.S.	$59.0	$41.6	42%	$115.5	$83.2	39%
International	(0.3)	0.4	NM	2.5	1.7	53%

Total Retailing	58.7	42.0	40%	118.0	84.8	39%
Services:
Ticketing	62.7	46.7	34%	109.7	93.5	17%
Financial Services and Real Estate	15.0	5.6	166%	24.7	8.7	183%
Teleservices	2.4	4.2	(43%)	6.6	7.4	(10%)
Home Services	3.6	N/A	N/A	5.6	N/A	N/A

Total Services	83.7	56.5	48%	146.7	109.6	34%
Media & Advertising	1.9	(4.3)	NM	1.0	(9.0)	NM
Membership & Subscriptions:
Vacations	25.8	21.5	20%	58.9	47.6	24%
Personals	10.4	9.5	9%	15.9	15.9	0%
Discounts	(12.7)	(11.6)	(9%)	(24.7)	(20.2)	(22%)

Total Membership & Subscriptions	23.6	19.4	21%	50.1	43.2	16%
Expedia, Inc.	177.4	155.4	14%	317.4	257.0	23%
Emerging Businesses	(3.4)	(1.1)	(221%)	(5.9)	(1.8)	(231%)
Corporate and other	(33.6)	(20.1)	(68%)	(62.5)	(41.8)	(50%)

Total	$308.3	$247.9	24%	$564.7	$442.1	28%

Operating Income Before Amortization as a percentage of revenue	16%	17%		16%	15%

Retailing

        Revenues, Operating Income Before Amortization and operating income for the Retailing sector increased in the three and six months ended June 30, 2005 due primarily to the acquisition of Cornerstone Brands, Inc. ("Cornerstone"), a portfolio of leading print catalogs and online retailing sites that sell home products and leisure and casual apparel, on April 1, 2005.

  U.S.

  For the three months ended June 30, 2005 compared to the three months ended June 30, 2004

        Revenue grew 52% to $667.1 million, primarily driven by the acquisition of Cornerstone on April 1, 2005. HSN U.S. had a disappointing second quarter with modest year over year sales growth as performance was impacted by disappointing sales productivity in several merchandise categories and certain product mix effects. For HSN's core business in the U.S., revenue grew 2% as a result of an increase in units shipped and an increase in average price point, partially offset by a slight increase in return rates.

        Operating Income Before Amortization grew 42% to $59.0 million, due primarily to the acquisition of Cornerstone and an increase in gross profit margins by 100 basis points as the Company's catalog business typically enjoys higher gross profit margins than its retailing operations. Excluding the acquisition of Cornerstone, the Company's gross profit margins decreased 60 basis points due primarily to shifts in product mix as compared to the prior period, increased shipping and handling promotions and higher freight costs, all of which were partially offset by a $5.0 million favorable adjustment related to certain accrued liabilities.

        Operating income grew 54% to $43.5 million due primarily to the increase in Operating Income Before Amortization described above, partially offset by a $2.3 million increase in the amortization of intangibles.

  For the six months ended June 30, 2005 compared to the six months ended June 30, 2004

        Revenue grew 29% to $1.2 billion largely as a result of the acquisition of Cornerstone in April 2005. Excluding the results of Cornerstone, revenue grew 6% as a result of increased units shipped, increased average price point and declines in return rates.

        Operating Income Before Amortization grew 39% to $115.5 million, due primarily to the acquisition of Cornerstone, growth in existing revenue and an increase in gross profit margins by 120 basis points due primarily to the acquisition of Cornerstone, as the company's catalog sales typically enjoy higher gross profit margins as noted above. Excluding the results of Cornerstone, gross profit margins increased 30 basis points, impacted in part by the $5.0 million favorable adjustment to accrued liabilities noted above, partially offset by product mix changes and higher freight costs.

        Operating income grew 53% to $86.8 million due to the increase in Operating Income Before Amortization described above.

  International

  For the three months ended June 30, 2005 compared to the three months ended June 30, 2004

        Revenue grew 19% to $94.5 million in U.S. dollars, or 14% excluding the benefit of foreign exchange, due primarily to increased revenues at HSE-Germany, driven in part by growth in its online business and continued decline in return rates. Negatively impacting the 2004 results was weakness in the Wellness product line.

        Operating Income Before Amortization declined to a loss of $0.3 million and operating income (loss) declined to a loss of $0.6 million, due to an unfavorable arbitration settlement in connection with a former Spanish language service.

  For the six months ended June 30, 2005 compared to the six months ended June 30, 2004

        Revenue grew 13% to $195.4 million in U.S. dollars, or 8% on a local currency basis, due to the revenue factors described above. Operating Income Before Amortization and operating income grew 53% and 87% to $2.5 million and $1.9 million, respectively, due to the growth in HSE-Germany revenue partially offset by the unfavorable arbitration settlement noted above.

        In the first quarter of 2005, the Company entered into an agreement to sell to ProSiebenSat. 1 Media AG, a German media company, its 48% ownership interest in EUVÍA. The sale closed on June 2, 2005. Accordingly, the results of operations and statement of position of EUVÍA are presented as discontinued operations for all periods presented.

Services

        Revenues, Operating Income Before Amortization and operating income for the Services sector increased in the three and six months ended June 30, 2005 driven primarily to the increased contribution from LendingTree and higher worldwide Ticketing sales.

        Revenue includes $10.0 million and $5.0 million for the three months ended June 30, 2005 and 2004, respectively, and $18.2 million and $10.3 million for the six months ended June 30, 2005 and 2004, respectively, for services provided to other IAC businesses.

        In addition to the segment results discussed below, the Services sector included the results of the Teleservices and Home Services segments as noted on pages 30 through 32.

  Ticketing

  For the three months ended June 30, 2005 compared to the three months ended June 30, 2004

        Revenue grew 32% to $257.8 million driven by substantial increases in both domestic and international revenue as total worldwide tickets sold increased by 32% to 30.8 million. Domestic revenues increased by 28% due to a considerably stronger summer concert season as compared with the prior year and a 5% increase in average revenue per ticket. The increase in average domestic revenue per ticket resulted from higher convenience and processing fees. International revenue increased by 45%, or 39% excluding the benefit of foreign exchange, due primarily to Ticketmaster's purchase of the remaining interest in its Australian joint venture in April 2005, the acquisitions in Sweden and Finland in the second half of 2004, and increased ticket sales in Canada and Ireland. These effects on international revenue were partially offset by a lower revenue per ticket due to geographic mix and the absence of license income related to the Athens 2004 Summer Olympics.

        Operating Income Before Amortization increased 34% to $62.7 million reflecting the higher revenue growth described above, offset by higher domestic ticket royalties as a percentage of revenue and increased costs associated with the development and support of ticketing technology. We expect to continue to experience higher operating costs in certain areas, including the development and support of ticketing technology; domestic ticketing royalties are also expected to continue to increase as a percentage of revenue.

        Operating income increased 37% to $55.3 million reflecting the results discussed above offset partially by a $1.2 million increase in the amortization of intangibles.

        In addition, the Company expects the resolution of the NHL lockout to positively impact ticket sales in the last half of 2005.

  For the six months ended June 30, 2005 compared to the six months ended June 30, 2004

        Revenue grew 18% to $469.1 million reflecting a 17% increase in the number of worldwide tickets sold. The increase in the number of tickets sold is due primarily to the strength in the U.S. summer concert season in 2005. International revenue increased by 35%, or 29% excluding the benefit of foreign exchange, due to the factors described above in the three-month discussion.

        Operating Income Before Amortization and operating income increased 17% and 18% to $109.7 million and $95.3 million, respectively, reflecting the increase in revenues noted above, partially offset by higher domestic ticket royalties as a percentage of revenue and increased costs associated with the development and support of ticketing technology. We believe over time we can offset these increases with improved operating leverage, as we foresee volume growth domestically and internationally for the balance of the year. Further, operating income was negatively impacted by a $2.2 million increase in the amortization of intangibles.

  Financial Services and Real Estate

  For the three months ended June 30, 2005 compared to the three months ended June 30, 2004

        Revenue grew 192% to $130.3 million driven primarily by 194% higher revenue per transaction, reflecting LendingTree's strategy to close in its own name a portion of the loans sourced through the LendingTree network which began in December 2004 with the acquisition of Home Loan Center (now known as LendingTree Loans). The dollar value of closed loans in the period increased 7% to $8.4 billion in 2005, led by refinance activity of $4.2 billion, purchase mortgages of $2.3 billion and home equity loans of $1.6 billion. The dollar value of closed loans in 2004 was $7.8 billion, including refinance mortgages of $4.3 billion, purchase mortgages of $1.7 billion and home equity loans of $1.5 billion. Revenue from the real estate businesses grew, driven by a higher number of referrals and closings, which partially benefited from the acquisition of iNest and the integration of ServiceMagic's real estate business.

        Operating Income Before Amortization increased 166% to $15.0 million primarily due to the growth in revenues reflecting in part higher revenue per closing, partially offset by increased marketing costs and customer rebates for real estate as well as increases in overhead costs incurred as a result of acquisitions.

        Operating income improved to $6.2 million from an operating loss of $1.2 million in the three months ended June 30, 2004 primarily due to the increase in Operating Income Before Amortization described above, partially offset by a $2.2 million increase in amortization of intangibles.

  For the six months ended June 30, 2005 compared to the six months ended June 30, 2004

        Revenue grew 180% to $236.2 million driven primarily by the factors described above. The dollar value of closed loans in the period increased 10% to $15.6 billion in 2005, led by refinance activity of $8.4 billion, purchase mortgages of $3.9 billion and home equity loans of $2.8 billion. The dollar value of closed loans in 2004 was $14.1 billion, including refinance mortgages of $7.7 billion, home equity loans of $2.9 billion and purchase mortgages of $2.9 billion.

        Operating Income Before Amortization increased 183% to $24.7 million reflecting the growth in revenues described above offset partially by increased marketing costs and customer rebates for real estate as well as increases in overhead costs incurred as a result of acquisitions.

        Operating income improved to $2.9 million from an operating loss of $4.7 million in 2004 primarily due to the increase in Operating Income Before Amortization described above, partially offset by an $8.8 million increase in the amortization of intangibles.

Media & Advertising

        The Media & Advertising sector will include the results of Ask Jeeves beginning in the third quarter of 2005.

  For the three months ended June 30, 2005 compared to the three months ended June 30, 2004

        Revenues grew 66% to $11.5 million, primarily due to increased revenues at CitySearch. CitySearch's revenues grew 71% over the prior year due primarily to strength in its Pay-For-Performance business and increased traffic.

        Operating Income Before Amortization increased by $6.2 million resulting from lower operating costs as Citysearch continues to benefit from higher revenues along with cost cutting initiatives.

        Operating income improved to $1.8 million from an operating loss of $16.0 million in 2004 reflecting the increase in the Operating Income Before Amortization described above as well as a $11.7 million decrease in the amortization of intangibles which resulted from certain intangibles becoming fully amortized in 2004. This was Citysearch's first ever profitable quarter.

  For the six months ended June 30, 2005 compared to the six months ended June 30, 2004

        Revenues grew 61% to $20.5 million, primarily due to increased revenues at CitySearch. CitySearch's revenues grew 61% over the prior year due primarily to an increase in advertising revenues attributable to the addition of new Pay-For-Performance merchants and increased traffic.

        The Operating Income Before Amortization loss decreased from 2004 as a result of increased revenues and reduced costs.

        Operating income improved primarily due to the increase in Operating Income Before Amortization described above, as well as a $23.3 million decrease in the amortization of intangibles as described above.

Membership & Subscriptions

        Revenues, Operating Income Before Amortization and operating income for the Membership & Subscriptions sector increased for the three and six months ended June 30, 2005 due primarily to membership and subscriber growth at Vacations and Personals, respectively.

        In addition to the segment results discussed below, the Membership & Subscriptions sector included results from the Discounts segment as noted on pages 30 through 32.

  Vacations

  For the three months ended June 30, 2005 compared to the three months ended June 30, 2004

        Vacations grew revenues by 6% to $67.8 million, primarily driven by increases in membership revenue, higher vacation confirmations and higher average fees. Total active members increased 6% to 1.7 million.

        Operating Income Before Amortization and operating income increased 20% and 28% to $25.8 million and $19.5 million, respectively, due primarily to the higher revenues noted above, lower selling and marketing expenses and a higher percentage of online transactions, partially offset by higher general and administrative expenses.

  For the six months ended June 30, 2005 compared to the six months ended June 30, 2004

        Vacations grew revenues, Operating Income Before Amortization and operating income by 7%, 24% and 32%, respectively, due primarily to the factors described above.

  Personals

  For the three months ended June 30, 2005 compared to the three months ended June 30, 2004

        Revenue grew 26% to $61.2 million, reflecting a 13% increase in paid subscribers to 1.1 million and an increase in the average revenue per paid subscriber due to higher package prices implemented in early 2005. International subscribers grew 23% over the prior year driven by continued focus on its international expansion efforts, excluding declines at uDate of 26%.

        Operating Income Before Amortization increased 9% to $10.4 million impacted by increased revenues noted above partially offset by higher customer acquisition costs relating primarily to the company's new marketing campaign which began in the first quarter of 2005.

        The increase in operating income of 22% to $9.5 million reflects an increase in Operating Income Before Amortization described above and a $0.9 million decrease in the amortization of intangibles which resulted from certain intangibles becoming fully amortized in 2004 and early 2005.

  For the six months ended June 30, 2005 compared to the six months ended June 30, 2004

        Revenue grew 19% to $115.3 million, primarily driven by the factors described above. Operating Income Before Amortization for the first half of 2005 was relatively flat as a result of increased revenues being offset by higher customer acquisition costs relating primarily to the company's new marketing campaign noted above.

        The increase in operating income of 31% to $13.9 million reflects a $0.7 million decrease in non-cash distribution and marketing expense and a $2.6 million decrease in the amortization of intangibles which resulted from certain intangibles becoming fully amortized in 2004 and early 2005.

Expedia, Inc.

  For the three months ended June 30, 2005 compared to the three months ended June 30, 2004

        Revenue grew 14% to $555.0 million, primarily driven by the international merchant hotel business, the results from acquisitions including Premier Getaway, eLong and TripAdvisor, and the air business.

        Revenue from international websites increased 58%, or 52% excluding the impact of foreign exchange, to $115.7 million in 2005 from $73.4 million in 2004. The United Kingdom, German, France and Canadian websites contributed to the continued international growth in the merchant hotel business and air business. The acquisition of eLong also contributed to international results.

        Merchant hotel revenue increased 9% driven primarily by an increase in merchant hotel room nights stayed, as well as an increase in revenue per room night. Merchant hotel room nights stayed, including rooms delivered as a component of packages, increased 8% to 9.0 million, reflecting continued growth in demand from our international websites. Revenue per room remained flat due primarily to a 5% increase in average daily room rates, offset by declines in merchant hotel raw margins (defined as merchant hotel net revenue as a percent of gross bookings). The merchant hotel business continues to benefit from growth in the packages business.

        Revenue from the air business increased 7% from 2004, driven primarily from a 21% increase in air tickets sold, partially offset by an 11% decline in air revenue per ticket.

        Expedia's domestic air and merchant hotel businesses continue to operate in a challenging and competitive environment, due primarily to increased competition from third party distributors, increased promotion by suppliers of their own websites and higher overall occupancy rates and load factors. This environment is generally expected to continue.

        Revenue margins (defined as net revenue as a percent of gross bookings) decreased by 144 basis points due primarily to lower air revenue per ticket, a higher mix of agency business and lower merchant hotel raw margins. In addition, increased fare prices per air ticket increased gross bookings without a corresponding increase in relatively fixed air revenues. Operating Income Before Amortization margin increased 5 basis points for the second quarter versus the prior year, and 135 basis points excluding the impact of a one-time reversal of a legal settlement benefiting second quarter 2004 results.

        Operating Income Before Amortization grew 14% to $177.4 million due primarily to increased revenues as discussed above, and a lower selling and marketing expense as a percentage of revenue, partially offset by lower gross margins. Selling and marketing expense increased 10%, driven by a 60% increase in international selling and marketing expense as Expedia focuses resources on building its international presence and recognition. Included in the second quarter of 2004 is the reversal of $6.4 million of selling and marketing expenses associated with the resolution of a contractual dispute. Expedia expects sales and marketing expense to increase over time due to continued expansion of its international businesses, which have a higher sales and marketing cost relative to revenue due to their comparatively early stages of development, as well as increases in search-related costs, increased marketing volume and higher costs of traffic acquisition online. In addition, Expedia expects general and administrative expenses to increase over time due to increased headcount and costs to be incurred as a stand-alone public company and due to increases in product development costs.

        Operating income grew 18% to $141.2 million due to the increase in Operating Income Before Amortization described above as well as a decrease in non-cash distribution and marketing expense of $1.2 million.

  For the six months ended June 30, 2005 compared to the six months ended June 30, 2004

        Revenue growth was primarily driven by the same factors that drove second quarter growth described above. Merchant hotel revenue increased 8% driven primarily by an increase in merchant hotel room nights stayed, as well as an increase in revenue per room night. Merchant hotel room nights stayed, including rooms delivered as a component of packages, increased 7% to 16.3 million, reflecting continued growth in demand from our international websites. Revenue per room night increased 3% due primarily to increases in average daily room rates, partially offset by a decline in merchant hotel raw margins. Revenue from international websites increased 59%, or 54% excluding the impact of foreign exchange, to $215.3 million in 2005 from $135.3 million in 2004. Revenue from the air business increased 11% from 2004, driven primarily from a 22% increase in air tickets sold, partially offset by a decline in air revenue per ticket.

        Operating Income Before Amortization grew 23% to $317.4 million due primarily to increased revenues as discussed above and lower selling and marketing expense as a percentage of revenue. Selling and marketing expense increased 7%, driven by a 60% increase in international selling and marketing expense.

        Operating income grew 33% to $248.8 million due to the increase in Operating Income Before Amortization described above as well as a decrease in non-cash distribution and marketing expense of $5.9 million.

Corporate and Other

  For the three months ended June 30, 2005 compared to the three months ended June 30, 2004

        Corporate operating expenses for the second quarter of 2005 were $91.2 million compared with $74.5 million for the same period in 2004, of which $57.5 million and $54.4 million relate to non-cash compensation in 2005 and 2004, respectively. Non-cash compensation relates primarily to expenses recognized with respect to unvested stock options, warrants and restricted stock units assumed in acquisitions, principally those assumed in the buy-ins of Ticketmaster, Hotels.com and Expedia.com, as well as costs related to equity awards granted by IAC subsequent to January 1, 2003. This non-cash compensation is recorded over the remaining vesting period of the equity awards and the aggregate amount of this expense will decline as the awards vest. In future periods, non-cash compensation is expected to include charges related to additional equity awards granted by IAC, charges related to the Ask Jeeves' acquisition as well as the Spin-Off. In addition, Corporate operating expenses include $9.1 million related to transaction expenses incurred in the second quarter of 2005 associated with the Spin-Off.

        In conjunction with preparing for the Spin-Off and the upcoming adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payments," the Company is conducting an assessment of certain assumptions used in determining the expense related to stock-based compensation. The assessment is expected to be completed by the end of the third quarter and is expected to result in a favorable adjustment to non-cash compensation expense.

  For the six months ended June 30, 2005 compared to the six months ended June 30, 2004

        Corporate operating expenses in 2005 were $170.8 million compared with $164.3 million in 2004, of which $108.3 million and $122.5 million relate to non-cash compensation in 2005 and 2004, respectively. In addition, Corporate operating expenses include $14.0 million related to transaction expenses incurred in the first half of 2005 associated with the Spin-Off.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2005, the Company had $2.6 billion of cash and cash equivalents and restricted cash and cash equivalents and $2.1 billion of marketable securities on hand, including $264.0 million in funds representing amounts equal to the face value of tickets sold by Ticketing on behalf of its clients and $758.3 million in combined deferred merchant bookings and deferred revenue at Expedia.

        Net cash provided by operating activities was approximately $915.5 million in 2005 and $964.2 million in 2004. Cash provided by operations in 2005 was negatively impacted by increases related to loans available for sale at LendingTree Loans which were not included in the prior year period, increases in accounts receivable at Expedia and Retailing, higher cash taxes paid and higher inventory. Partially offsetting these declines were higher earnings, an increased contribution to working capital from deferred merchant bookings and deferred revenue at Expedia and Ticketing client cash. For the six months ended June 30, 2005 and 2004, cash flows provided by deferred merchant bookings and deferred revenue at Expedia were $391.0 million and $292.0 million, respectively. Ticketing client cash contributed $120.2 million to the change in operating cash flows in 2005 compared with $50.2 million in 2004, respectively, primarily due to timing of settlements with venues. In the merchant hotel business, Expedia.com and Hotels.com receive cash from customers on hotel and air bookings before the stay or flight has occurred. These amounts are classified on our balance sheet as deferred merchant bookings. The payment to the suppliers related to these bookings is not made until approximately one week after booking for air travel and, for all other merchant bookings, after the customer's use and subsequent billing from the supplier. Therefore, especially for the hotel business, which is the majority of our merchant bookings, there is generally a significant period of time from the receipt of the cash from the customers to the payment to the suppliers. There tends to be a seasonal element to the inventory balances at the Retailing sector and the Discounts segment as inventory tends to be higher in the third quarter in anticipation of the fourth quarter selling season. At June 30, 2005, inventory, net of reserves, increased $147.1 million to $388.1 million from $241.0 million at December 31, 2004 due in part to the acquisition of Cornerstone as well as increases at HSN U.S. and HSE-Germany. In addition, the net cash tax payments impacting operating cash flows were $67.5 million in 2005 compared with $7.0 million in 2004.

        Cash provided by investing activities in 2005 of $1.5 billion resulted from the proceeds generated from the sale of IAC's common and preferred interests in VUE of $1.9 billion, proceeds from the sale of EUVÍA of $183.0 million and net proceeds of $291.0 million generated from the sale of marketable securities, partially offset by acquisitions, net of cash, of $712.4 million and capital expenditures of $143.4 million. Cash acquisitions in 2005 primarily relate to Cornerstone. Cash used in investing activities in 2004 of $458.9 million relates primarily to acquisitions, net of cash, of $286.9 million and capital expenditures of $99.6 million. Cash acquisitions in 2004 primarily relate to TripAdvisor and Egencia.

        Cash used in financing activities in 2005 of $973.6 million was primarily due to the purchase of treasury stock of $1.2 billion, partially offset by increased borrowings under various warehouse lines of credit of $217.2 million at LendingTree Loans and proceeds from the issuance of common stock pursuant to stock option exercises of $29.0 million. Cash used in financing activities in 2004 of $186.0 million was primarily due to the purchase of treasury stock of $249.5 million partially offset by proceeds from the issuance of common stock pursuant to stock option exercises of $65.9 million.

        As of June 30, 2005, the Company has $1.6 billion in short and long-term obligations, of which $789.9 million, consisting primarily of $360.8 million of 1998 Senior Notes and various warehouse lines of credit, are classified as current. The warehouse lines of credit are used by LendingTree Loans to fund mortgage and home equity loans. Interest rates under these lines of credit fall within a range of 30-day LIBOR plus 100-245 basis points, depending on the underlying quality of the loans in the borrowing base. Under the terms of these lines of credit, LendingTree Loans is required to maintain various financial and other covenants. The balance of these warehouse lines of credit at June 30, 2005 was $416.6 million. IAC anticipates that the repayment of the current maturities related to the 1998 Senior Notes will come from current cash balances. Repayments of the warehouse lines of credit will come from the sale of loans held for sale by LendingTree Loans.

        In November 2004, IAC announced that its Board of Directors authorized the repurchase of up to 80 million shares of IAC common stock. This authorization was in addition to the 22.9 million shares IAC had remaining under the two repurchase authorizations announced during 2003, which initially covered a total of 80 million shares. Pursuant to the Board's previous authorizations, during the six months ended June 30, 2005, IAC purchased 52.8 million shares of IAC common stock for aggregate consideration of $1.2 billion. At June 30, 2005, IAC had 50.1 million shares remaining in its authorizations. The shares repurchased in 2005 effectively offset a substantial portion of the dilution which resulted from the Ask Jeeves acquisition. Going forward, IAC may purchase shares on an opportunistic basis over an indefinite period of time, on the open market or through private transactions, depending on those factors IAC deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        On June 7, 2005 IAC completed a transaction with NBC Universal in which it sold its interests in VUE. After paying applicable taxes on the transaction, IAC expects to net approximately $1.0 billion in cash. As part of the consideration in this transaction, IAC received 56.6 million IAC shares valued at $1.4 billion.

        IAC anticipates that it will need to invest in the development and expansion of its overall operations. The Company may make a number of acquisitions, which could result in the reduction of its cash balance or the incurrence of debt. Furthermore, future capital expenditures may be higher than current amounts over the next several years. In connection with the Spin-Off, holders of over 99% of IAC's convertible preferred stock elected to receive $50 in cash per share plus accrued and unpaid dividends in return for their shares. This substantial redemption of the IAC preferred stock for $656 million will be paid upon completion of the Spin-Off and is expected to be funded by cash on hand.

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

        Upon completion of the Spin-Off, Expedia will transfer to IAC all cash in excess of $100 million, excluding the cash held by eLong, and all intercompany receivable and payable balances will be extinguished.

        As of June 30, 2005, IAC would have had approximately $1.8 billion in net cash and marketable securities, pro forma for the acquisition of Ask Jeeves (including the assumption of cash and convertible debt), the Spin-Off, the redemption of substantially all of IAC's convertible preferred, taxes to be paid in connection with IAC's sale of its VUE interests, the maturity of IAC's 6 3/4% Senior Notes, and excluding LendingTree Loans' debt that is non-recourse to IAC.

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

Definition of IAC's Non-GAAP Measure

        Operating Income Before Amortization is defined as operating income excluding: (1) amortization of non-cash distribution, marketing and compensation expense, (2) amortization of intangibles and goodwill impairment, if applicable, (3) pro forma adjustments for significant acquisitions, if applicable and (4) one-time items, if applicable. We believe this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's income statement of certain expenses, including non-cash compensation, non-cash payments to partners, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

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

        Amortization of non-cash distribution and marketing expense consists mainly of Hotels.com performance warrants issued to obtain distribution and non-cash advertising secured from Universal Television as part of the VUE transaction. The Hotels.com warrants were principally issued as part of its initial public offering, and we do not anticipate replicating these arrangements. The non-cash advertising from Universal has historically been used for the benefit of Expedia, which runs television advertising primarily on the USA and Sci Fi cable channels without any cash cost. Ticketmaster and Match.com also recognized non-cash distribution and marketing expense related to barter arrangements, which expired in March 2004, for distribution secured from third parties, whereby advertising was provided by Ticketmaster and Match.com to a third party in return for distribution over the third party's network. The advertising provided was secured by IAC through an agreement with Universal as part of the VUE transaction. Sufficient advertising has been secured to satisfy existing obligations.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Operating Income Before Amortization	$308,246	$247,856	$564,746	$442,143
Amortization of non-cash distribution and marketing expense	(3,485)	(4,733)	(3,917)	(11,072)
Amortization of non-cash compensation expense	(59,382)	(55,342)	(109,910)	(124,310)
Amortization of intangibles	(72,828)	(78,511)	(147,204)	(156,808)

Operating income	172,551	109,270	303,715	149,953
Interest income	45,741	48,126	99,750	93,334
Interest expense	(18,946)	(19,457)	(40,609)	(38,850)
Gain on sale of VUE	523,487	—	523,487	—
Equity in income of VUE	43,126	11,038	21,960	10,686
Equity in income of unconsolidated affiliates and other	19,080	5,195	24,000	12,370
Income tax expense	(304,327)	(59,417)	(376,039)	(88,241)
Minority interest in income of consolidated subsidiaries	(1,469)	(974)	(1,820)	(1,485)
Gain on sale of EUVÍA, net of tax	79,648	—	79,648	—
Income (loss) from discontinued operations, net of tax	62,492	(20,585)	59,502	(23,044)
Preferred dividends	(3,263)	(3,262)	(6,526)	(6,526)

Net earnings available to common shareholders	$618,120	$69,934	$687,068	$108,197

RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the three months ended June 30, 2005:
	Operating Income Before Amortization	Amortization of non-cash items	Operating income (loss)
Retailing:
U.S.	$59.0	$(15.5)	$43.5
International	(0.3)	(0.3)	(0.6)

Total Retailing	58.7	(15.8)	42.9
Services:
Ticketing	62.7	(7.4)	55.3
Financial Services and Real Estate	15.0	(8.8)	6.2
Teleservices	2.4	—	2.4
Home Services	3.6	(0.9)	2.7

Total Services	83.7	(17.1)	66.6
Media & Advertising	1.9	(0.1)	1.8
Membership & Subscriptions:
Vacations	25.8	(6.3)	19.5
Personals	10.4	(0.9)	9.5
Discounts	(12.7)	(1.6)	(14.3)

Total Membership & Subscriptions	23.6	(8.8)	14.7
Expedia, Inc.	177.4	(36.2)	141.2
Emerging Businesses	(3.4)	(0.1)	(3.5)
Corporate and other	(33.6)	(57.5)	(91.2)

Total	$308.2	$(135.7)	$172.6

Other income, net			612.5

Earnings from continuing operations before income taxes and minority interest			785.0
Income tax expense			(304.3)
Minority interest in income of consolidated subsidiaries			(1.5)

Earnings from continuing operations			479.2
Gain on sale of EUVÍA, net of tax			79.6
Income from discontinued operations, net of tax			62.5

Earnings before preferred dividends			621.4
Preferred dividends			(3.3)

Net earnings available to common shareholders			$618.1

	For the three months ended June 30, 2004:
	Operating Income Before Amortization	Amortization of non-cash items	Operating income (loss)
Retailing:
U.S.	$41.6	$(13.2)	$28.3
International	0.4	(0.3)	0.1

Total Retailing	42.0	(13.6)	28.4
Services:
Ticketing	46.7	(6.2)	40.5
Financial Services and Real Estate	5.6	(6.8)	(1.2)
Teleservices	4.2	—	4.2
Home Services	N/A	N/A	N/A

Total Services	56.5	(13.0)	43.5
Media & Advertising	(4.3)	(11.7)	(16.0)
Membership & Subscriptions:
Vacations	21.5	(6.3)	15.2
Personals	9.5	(1.7)	7.8
Discounts	(11.6)	(2.1)	(13.7)

Total Membership & Subscriptions	19.4	(10.2)	9.3
Expedia, Inc.	155.4	(35.4)	120.0
Emerging Businesses	(1.1)	(0.3)	(1.3)
Corporate and other	(20.1)	(54.4)	(74.5)

Total	$247.9	$(138.6)	$109.3

Other income, net			44.9

Earnings from continuing operations before income taxes and minority interest			154.2
Income tax expense			(59.4)
Minority interest in income of consolidated subsidiaries			(1.0)

Earnings from continuing operations			93.8
Loss from discontinued operations, net of tax			(20.6)

Earnings before preferred dividends			73.2
Preferred dividends			(3.3)

Net earnings available to common shareholders			$69.9

'

	For the six months ended June 30, 2005:
	Operating Income Before Amortization	Amortization of non-cash items	Operating income (loss)
Retailing:
U.S.	$115.5	$(28.7)	$86.8
International	2.5	(0.7)	1.9

Total Retailing	118.0	(29.4)	88.7
Services:
Ticketing	109.7	(14.4)	95.3
Financial Services and Real Estate	24.7	(21.8)	2.9
Teleservices	6.6	—	6.6
Home Services	5.6	(0.5)	5.2

Total Services	146.7	(36.7)	110.0
Media & Advertising	1.0	(0.1)	0.9
Membership & Subscriptions:
Vacations	58.9	(12.6)	46.3
Personals	15.9	(1.9)	13.9
Discounts	(24.7)	(3.3)	(27.9)

Total Membership & Subscriptions	50.1	(17.8)	32.3
Expedia, Inc.	317.4	(68.6)	248.8
Emerging Businesses	(5.9)	(0.2)	(6.1)
Corporate and other	(62.6)	(108.3)	(170.8)

Total	$564.7	$(261.0)	$303.7

Other income, net			628.6

Earnings from continuing operations before income taxes and minority interest			932.3
Income tax expense			(376.0)
Minority interest in income of consolidated subsidiaries			(1.8)

Earnings from continuing operations			554.4
Gain on sale of EUVÍA, net of tax			79.6
Income from discontinued operations, net of tax			59.5

Earnings before preferred dividends			693.6
Preferred dividends			(6.5)

Net earnings available to common shareholders			$687.1

	For the six months ended June 30, 2004:
	Operating Income Before Amortization	Amortization of non-cash items	Operating income (loss)
Retailing:
U.S.	$83.2	$(26.5)	$56.7
International	1.7	(0.7)	1.0

Total Retailing	84.8	(27.1)	57.7
Services:
Ticketing	93.5	(12.4)	81.1
Financial Services and Real Estate	8.7	(13.4)	(4.7)
Teleservices	7.4	—	7.4
Home Services	N/A	N/A	N/A

Total Services	109.6	(25.8)	83.8
Media & Advertising	(9.0)	(23.8)	(32.8)
Membership & Subscriptions:
Vacations	47.6	(12.6)	35.0
Personals	15.9	(5.2)	10.7
Discounts	(20.2)	(4.3)	(24.5)

Total Membership & Subscriptions	43.2	(22.1)	21.1
Expedia, Inc.	257.0	(70.5)	186.5
Emerging Businesses	(1.8)	(0.3)	(2.1)
Corporate and other	(41.8)	(122.5)	(164.3)

Total	$442.1	$(292.2)	$150.0

Other income, net			77.5

Earnings from continuing operations before income taxes and minority interest			227.5
Income tax expense			(88.2)
Minority interest in income of consolidated subsidiaries			(1.5)

Earnings from continuing operations			137.8
Loss from discontinued operations, net of tax			(23.0)

Earnings before preferred dividends			114.7
Preferred dividends			(6.5)

Net earnings available to common shareholders			$108.2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "intends," "plans," and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC's future financial performance, anticipated trends and prospects in the various industries in which IAC and its businesses operate, IAC's business prospects and strategy, and anticipated financial position, liquidity and capital needs. These forward-looking statements reflect the views of IAC management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

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

  •
  changes to IAC's ability to commit resources to develop or acquire new technologies, which may be necessary to maintain or grow our businesses;

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

  •
  acts of terrorism, war or political instability; and

  •
  changes in IAC's ability to obtain favorably priced inventory, which may be impacted by increased competition from third party distributors (offline and online) and partners and suppliers (through direct websites and other channels) and increases in occupancy rates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term investment portfolio, loans held for sale and long-term debt, including the current portion thereof, and its warehouse line of credit. The Company invests its excess cash in debt securities of government agencies and high quality corporate issuers. The portfolio is reviewed on a periodic basis and adjusted in the event that the credit ratings of securities held in the portfolio deteriorates.

        Based on the Company's total debt investment securities as of June 30, 2005, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt securities by approximately $26.2 million. Such potential increase or decrease are based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $2.5 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

        At June 30, 2005, the Company's outstanding debt approximated $1.6 billion, a majority of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps, to hedge some of this interest rate exposure. The Company's intent is to offset gains and losses resulting from this exposure with losses and gains on the derivative contracts used to hedge it, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. The Company's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. During 2004 and 2003, the Company entered into interest rate swap agreements related to a portion of the 2002 Senior Notes, which allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on the LIBOR. As of June 30, 2005, of the $750 million notional amount outstanding under the 2002 Senior Notes, the interest rate is fixed on $350 million at 7% and floating on $400 million, with the rate based on a spread over 6-month LIBOR. In addition, during 2004 the Company sold swap agreements of a notional amount of $250 million and $100 million for nominal gains, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at June 30, 2005 resulted in an unrealized gain of $6.6 million.

        The majority of the Company's outstanding fixed-rate debt relates to the $750.0 million notional amount outstanding under the 2002 Senior Notes as well as the $360.8 million notional amount outstanding under the 1998 Senior Notes. Excluding the $400 million under the 2002 Senior Notes which currently pays a variable interest rate as a result of the outstanding swap agreements noted above, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $21.2 million. Such potential increase or decrease are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. If the LIBOR rates were to increase (decrease) by 100 basis points, then the annual interest payments on the $400 million of variable-rate debt would have increased (decreased) by $4.0 million. Such potential increase or decrease are based on certain simplifying assumptions, including a constant level and rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

        LendingTree Loans is exposed to interest rate risk for loans it originates and subsequently sells in the secondary market ("loans held for sale") and as a party to interest rate lock commitments ("IRLCs") to fund mortgage loans at interest rates previously agreed upon by the subsidiary and the borrower for specified periods of time.

        LendingTree Loans hedges the changes in fair value of the loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are documented as fair value hedges. For loans held for sale that are hedged with forward delivery contracts, the carrying value of the loans held for sale and the derivatives are adjusted for the change in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative and the loss or gain of the hedged item attributed to the hedged risk are recognized in the accompanying statement of operations as a component of revenue and are offsetting. If it is determined that the hedging relationship is not highly effective, hedge accounting is discontinued. When hedge accounting is discontinued, the affected loans held for sale are no longer adjusted for the changes in fair value, however, the changes in fair value of the derivative instruments are recognized in current earnings as a component of revenue. For the three and six months ended June 30, 2005, the Company recognized $0.9 million and $1.1 million in losses, respectively, related to hedge ineffectiveness and $0.3 million in gains and $0.6 million in losses, respectively, related to changes in the fair value of derivative instruments when hedge accounting was discontinued.

        IRLCs are derivative instruments and, therefore, are required to be recorded at fair value, with changes in fair value reflected in current period earnings. To manage the interest rate risk associated with the IRLCs the Company uses derivative instruments, including mortgage forward delivery contracts. These instruments do not qualify for hedge accounting. The changes in fair value of these instruments for the three and six months ended June 30, 2005 resulted in losses of $1.8 million and $1.9 million, respectively, which have been recognized as a component of revenue in the accompanying statement of operations.

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

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. Foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in the statements of operations and are offsetting. The change in fair value of this foreign exchange forward contract at June 30, 2005 resulted in an unrealized loss of $6.4 million.

        During the fourth quarter of 2003, Expedia entered into a cross currency swap with a notional amount of Euro 39 million which is to mature on October 30, 2013 and is used to hedge against the change in value of an asset denominated in a currency other than the subsidiary's functional currency. This swap enables the Company to pay Euro at a rate of the three-month EURIBOR plus 0.50% on Euro 39 million. In exchange the Company receives 4.9% interest on $46.4 million. In addition, on

April 14, 2004, Expedia entered into a cross currency swap with a notional amount of Euro 38.2 million which is to mature on April 7, 2014 and is used to hedge against the change in value of an asset in a similar manner to the swap described above. This swap enables the Company to pay Euro at a rate of the six-month EURIBOR plus 0.90% on Euro 38.2 million. In exchange the Company receives 5.47% interest on $45.9 million. At the date of maturity, these agreements call for the exchange of notional amounts. The changes in fair value of these cross currency swaps at June 30, 2005 resulted in unrealized gains of $0.6 million.

Equity Price Risk

        The Company has a minimal investment in equity securities of publicly traded companies. These investments, as of June 30, 2005, were considered available-for-sale and included in long-term assets with the unrealized gain deferred as a component of shareholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

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

        In January 2005, IAC exercised the warrant and IAC now owns approximately 52% of the outstanding capital stock of eLong on a fully diluted basis, representing approximately 96% of the total voting power of eLong. Accordingly, following this exercise, the Company began to consolidate the results of eLong effective January 2005.

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

Tax-Related Litigation against Vivendi

        This litigation, InterActiveCorp (f/k/a USA Interactive) et ano. v. Vivendi Universal et al., is described in detail on pages 28-29 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "2004 10-K"). On April 20, 2005, the Supreme Court of Delaware, sitting en banc, heard oral argument in the defendants' appeal from the judgment of the Delaware Chancery Court, entered on August 5, 2004, granting IAC's motion for judgment on the pleadings. While the appeal was pending, the parties, in connection with the resolution of a number of other business and legal issues, agreed that the appeal should be dismissed and that the underlying lawsuit should be settled. Accordingly, on June 10, 2005, the appeal was dismissed with prejudice, and on June 14, 2005, the parties filed with the Chancery Court an acknowledgment of satisfaction of judgment in full and final settlement of the litigation.

Securities Class Action Litigation against IAC

        This litigation, In re IAC/InterActiveCorp Securities Litigation, pending in the United States District Court for the Southern District of New York and arising out of the Company's August 4, 2004 announcement of its earnings for the second quarter of 2004, is described in detail on pages 29-30 of the 2004 10-K. On May 20, 2005, the plaintiffs filed a consolidated amended complaint. Like the twelve complaints previously filed in this case, this complaint generally alleges that the value of the Company's stock was artificially inflated by pre-announcement statements about its financial results and forecasts that were false and misleading due to the defendants' alleged failure to disclose various problems faced by the Company's travel businesses. The plaintiffs seek to represent a class of shareholders who purchased IAC common stock between March 31, 2003 and August 3, 2004. The defendants are IAC and fourteen current or former officers or directors of the Company or its Expedia travel business. The complaint purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, as well as Sections 11 and 15 of the Securities Act of 1933, and seeks damages in an unspecified amount. The Company and the other defendants intend to file a motion to dismiss the complaint.

        With respect to the two related shareholder derivative actions (Garber and Butler), on April 11, 2005, the district court, having previously consolidated Butler with the securities class action for pre-trial purposes only, issued a similar consolidation order as to Garber as well. On June 3, 2005, the district court appointed co-lead counsel for the plaintiffs in the derivative cases. On July 5, 2005, the plaintiffs filed a consolidated shareholder derivative complaint. The defendants are IAC (as a nominal defendant) and sixteen current or former officers or directors of the Company or its Expedia travel business. The complaint, which is based upon factual allegations similar to those in the securities class action, purports to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violation of Section 14(a) of the Exchange Act, and contribution and indemnification. The complaint seeks an order voiding the election of the Company's current Board of Directors, as well as damages in an unspecified amount, various forms of equitable relief, restitution, and disgorgement of remuneration received by the individual defendants from the Company. The defendants intend to file a motion to dismiss the complaint.

Tickets.com Antitrust Litigation

        This litigation, Ticketmaster Corp. et ano. v. Tickets.com, Inc., is described in detail on pages 35-36 of the 2004 10-K. As noted in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the "First Quarter 10-Q"), on April 11, 2005, the United States Court of Appeals for the Ninth Circuit issued a memorandum decision affirming the judgment of the United States District Court for the Central District of California, entered on March 25, 2003, dismissing Tickets.com's antitrust counterclaims against Ticketmaster. Tickets.com did not seek further appellate review in the United States Supreme Court, thereby bringing this matter to a close.

Litigation Relating to Hotel Occupancy Taxes

        These purported class actions against IAC and its travel businesses Expedia, Hotels.com, and Hotwire are described in detail on pages 32-35 of the 2004 10-K and on pages 45-46 of the First Quarter 10-Q. The lawsuits generally allege that IAC's travel businesses improperly charge and/or fail to pay hotel occupancy taxes and engage in other deceptive practices in charging customers for taxes and fees. Noteworthy developments in these cases are described below.

        Hotels.com.    As previously noted, in the Canales consumer class action pending in Texas state court, on May 2, 2005, the court issued an order granting the plaintiff's motion for class certification. On May 18, 2005, Hotels.com filed an interlocutory appeal from the certification order. The appeal has been fully briefed, and oral argument before the Texas Court of Appeals for the Fourth District is scheduled for August 10, 2005.

        Expedia.    As previously noted, on March 7, 2005, Expedia, invoking the recently enacted federal Class Action Fairness Act (the "CAFA"), removed this consolidated consumer class action, In re Expedia Hotel Taxes and Fees Litigation, from Washington state court to the United States District Court for the Western District of Washington. On March 17, 2005, the plaintiffs filed a motion to remand the case to state court, asserting that by reason of its effective-date provision, the CAFA does not apply to the case and thus does not afford a basis for removal. Expedia opposed the motion. On April 15, 2005, the federal district court issued an order granting the motion to remand. On April 22, 2005, Expedia filed in the United States Court of Appeals for the Ninth Circuit a petition for leave to appeal the district court's remand order pursuant to the CAFA. The plaintiffs opposed the petition. On July 15, 2005, the court of appeals issued an order denying Expedia's petition for leave to appeal.

        Hotwire.    As previously noted, on March 7, 2005, Hotwire and IAC, invoking the CAFA, removed three substantially similar consumer class actions from California state court to the United States District Court for the Northern District of California. On March 22, 2005, the plaintiffs moved to remand the three cases to state court, based upon the same arguments made in the case against Expedia. Hotwire and IAC opposed those motions. On April 19, 2005, the federal district court consolidated the three cases into one action, Jana Sneddon v. Hotwire, Inc. et al. On June 29, 2005, the district court issued an order granting the motion to remand. On July 6, 2005, Hotwire and IAC filed in the United States Court of Appeals for the Ninth Circuit a petition for leave to appeal the district court's remand order pursuant to the CAFA.

        Consumer Class Action against Various Internet Travel Companies.    As previously noted, on March 28, 2005, the defendants in this purported consumer class action, Ronald Bush et al. v. CheapTickets, Inc. et al., invoking the CAFA, removed the case from California state court to the United States District Court for the Central District of California. On March 31, 2005, the federal district court issued an order to show cause why the case should not be remanded to state court for lack of federal subject-matter jurisdiction, on the grounds that the CAFA does not apply to the case in light of the statute's effective-date provision. On April 11, 2005, the parties each filed responses to the order to show cause. On May 5, 2005, the district court issued an order remanding the case to state court. On May 16, 2005, the defendants filed in the United States Court of Appeals for the Ninth Circuit a petition for leave to appeal the district court's remand order pursuant to the CAFA. On July 13, 2005, the court of appeals issued an order granting the defendants' petition and setting a briefing schedule. Oral argument of the appeal has been scheduled for September 16, 2005.

        City of Philadelphia Litigation.    On July 12, 2005, the city of Philadelphia filed an action in Pennsylvania state court against a number of Internet travel companies, including Hotels.com, Hotwire and Expedia. See City of Philadelphia v. Hotels.com et al., No. 000860 (Court of Common Pleas, Philadelphia County). The complaint alleges that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, common-law conversion, imposition of a constructive trust, and an accounting. The complaint seeks damages in an unspecified amount, as well as restitution and disgorgement.

        The Company believes that the claims in all of these litigations relating to hotel occupancy taxes lack merit and will continue to defend vigorously against them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its Common Stock during the quarter ended June 30, 2005:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share(1)		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
April 2005	40,800,000		$22.20		40,800,000	57,265,908
May 2005	7,200,000		$22.47		7,200,000	50,065,908
June 2005	56,611,308	(4)	$24.64	(5)	—	50,065,908

Total	104,611,308		$23.54		48,000,000	50,065,908

(1)
Reflects the weighted average price paid per share of IAC Common Stock.

(2)
Reflects repurchases made pursuant to repurchase authorizations previously announced in November 2003 and November 2004. These repurchases were made to effectively offset a substantial portion of the dilution expected to result from the Ask Jeeves acquisition. See "Part I—Item 2—Management's Discussion of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources." Following these repurchases, no shares remain available for repurchase under the November 2003 repurchase authorization.

(3)
Represents, as of June 30, 2005, shares that may yet be purchased pursuant to the November 2004 repurchase authorization. Repurchases pursuant to this authorization may be made on an opportunistic basis over an indefinite period of time, on the open market or through private transactions, depending on those factors that IAC deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

(4)
Represents 43,181,308 shares of IAC Common Stock and 13,430,000 shares of IAC Class B common stock received by IAC in connection with the sale of its interests in VUE on June 7, 2005.

(5)
Closing price of IAC Common Stock on The Nasdaq National Market on June 7, 2005.

Item 6. Exhibits

Exhibit Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of March 21, 2005, by and among IAC/InterActiveCorp, AJI Acquisition Corp. and Ask Jeeves, Inc.	Included as Appendix A to the proxy statement/prospectus included in the Registrant's Registration Statement on Form S-4 (SEC File No. 333-124340), filed on April 26, 2005.
3.1	Restated Certificate of Incorporation of IAC.	Exhibit 3.1 to IAC's Current Report on Form 8-K, filed on October 14, 2003.
3.2	Certificate of Ownership and Merger merging NC3, Inc. into InterActiveCorp under the name IAC/InterActiveCorp.	Exhibit 3.1 to IAC's Current Report on Form 8-K, filed on July 14, 2004.
3.3	Amended and Restated ByLaws of IAC.	Exhibit 99.1 to IAC's Current Report on Form 8-K, filed on September 20, 2002.
4.1	Indenture (relating to the Zero Coupon Subordinated Convertible Notes of Ask Jeeves, Inc.), dated as of June 4, 2003, by and between Ask Jeeves, Inc. and The Bank of New York, as Trustee.	Exhibit 4.1 to IAC's Current Report on Form 8-K, filed on July 22, 2005.
4.2	Form of Zero Coupon Convertible Subordinated Note of Ask Jeeves, Inc.	Exhibit 4.2 to IAC's Current Report on Form 8-K, filed on July 22, 2005.
4.3
	Supplemental Indenture (relating to the Zero Coupon Subordinated Convertible Notes of Ask Jeeves, Inc.), dated as of July 19, 2005, by and among the Registrant, Ask Jeeves, Inc. and the Bank of New York Trust Company, N.A., as Trustee.	Exhibit 4.3 to IAC's Current Report on Form 8-K, filed on July 22, 2005.
10.1*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.
Incorporated by reference to Annex J to IAC's Definitive Proxy Statement, included in Amendment No. 3 to IAC's Registration Statement on Form S-4, filed with the Commission on June 17, 2005 (SEC File No. 333-124303).

10.2†*	Form of Restricted Stock Unit Agreement for the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*
Reflects management contracts and management and director compensatory arrangements.

†
Filed herewith.

††
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2005	IAC/INTERACTIVECORP
	By:	/s/ BARRY DILLER Barry Diller Chairman and Chief Executive Officer
Signature	Title	Date

/s/ BARRY DILLER Barry Diller	Chairman of the Board, Chief Executive Officer and Director	August 8, 2005
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	August 8, 2005
/s/ MICHAEL H. SCHWERDTMAN Michael H. Schwerdtman	Vice President and Controller (Chief Accounting Officer)	August 8, 2005

QuickLinks

PART I FINANCIAL INFORMATION
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
GENERAL
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
IAC'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF NON-GAAP MEASURE
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
PART II OTHER INFORMATION
SIGNATURES