Form 10-K/A
period 2004-12-31
IAC/INTERACTIVECORP
filed 2005-09-27
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on September 27, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.4)

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
Common Stock, $.01 par value
Warrants to Acquire One-half Share of Common Stock
Warrants to Acquire 0.969375 Shares of Common Stock

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

        As of February 10, 2005, the following shares of the Registrant's Common Stock were outstanding (as adjusted to reflect IAC's one-for-two reverse stock split):

Common Stock, including 133,072 shares of restricted stock	317,123,279
Class B Common Stock	32,314,998

Total	349,438,277

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

EXPLANATORY NOTE

        The registrant hereby amends and restates in its entirety Item 6, Selected Financial Data, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Consolidated Financial Statements and Supplemental Data. On December 21, 2004, IAC announced its plans to separate its travel businesses into an independent public company in order to better achieve certain strategic objectives of its various businesses. We refer to this transaction as the "Spin-Off" and to the new company that holds the travel and travel-related businesses of IAC as "Expedia." IAC completed the Spin-Off on August 9, 2005. Immediately prior to the Spin-Off, IAC effected a one-for-two reverse stock split. Following the completion of the Spin-Off:

  •
  Expedia consists of the travel and travel-related businesses and investments that IAC operated (other than Interval and TV Travel Shop, which were not spun-off by IAC with Expedia); and

  •
  IAC continues to operate and/or manage its remaining businesses and investments, which currently comprise its Retailing, Services, Media & Advertising and Membership & Subscriptions sectors. TV Travel Shop ceased operations in the second quarter of 2005.

        In addition, in March 2005, the Company entered into an agreement to sell its 48.6% ownership in EUVÍA. The sale closed on June 2, 2005. Further during the second quarter of 2005, and in contemplation of the Spin-Off, the chief operating decision maker and executive management of IAC realigned how they view the businesses and how the businesses are organized. Accordingly, IAC changed its reportable segments to reflect the new structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes.

        The Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Supplemental Data included in this Amendment No. 4 to the Annual Report on Form 10-K have been reclassified to present the results of operations and financial position of Expedia, EUVÍA and TV Travel Shop as discontinued operations for all periods presented. In addition, all IAC common stock share information in this report has been adjusted to reflect IAC's one-for-two reverse stock split in August 2005. Further, the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Amendment No. 4 to the Annual Report on Form 10-K reflect IAC's new segment structure.

Item 6.    Selected Financial Data

        The following table presents selected historical financial data of IAC for each of the years in the five-year period ended December 31, 2004. This data was derived from IAC's audited consolidated financial statements and reflects the operations and financial position of IAC at the dates and for the periods indicated. The information in this table should be read with the financial statements and accompanying notes and other financial data pertaining to IAC included herein. In August 2001, the Company completed its sale of all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations to Univision Communications Inc. ("Univision"). On May 7, 2002, IAC completed its transaction with Vivendi Universal, S.A. ("Vivendi") in which IAC's USA Entertainment Group, consisting of USA Cable, Studios USA, and USA Films, was contributed to Vivendi Universal Entertainment LLLP, a joint venture then controlled by Vivendi. During the second quarter of 2003, USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. On August 9, 2005, IAC completed the spin-off of its travel businesses, including Expedia.com, Hotels.com, Hotwire and TripAdvisor, into an independent public company, Expedia, Inc. In addition, in March 2005, IAC entered into an agreement to sell its 48.6% ownership in EUVÍA. The sale closed on June 2, 2005. Further, during the second quarter of 2005, TV Travel Shop ceased operations. The financial position and results of operations of these companies have been presented as discontinued operations in the following table.

	Year Ended December 31,
	2000(1)	2001(2)	2002(3)(4)	2003(5)	2004(6)(7)
	(Dollars in Thousands, Except Per Share Data)
Statements of Operations Data:
Net revenue	$2,590,034	$2,898,074	$3,029,375	$3,823,489	$4,188,279
Operating (loss) income	(117,121)	(156,129)	(36,553)	138,261	(20,244)
(Loss) earnings from continuing operations before cumulative effect of accounting change	(152,496)	(171,712)	(56,905)	10,709	54,867
(Loss) earnings before cumulative effect of accounting change	(147,983)	392,795	2,414,492	167,396	164,861
Net (loss) earnings available to common shareholders	(147,983)	383,608	1,941,344	154,341	151,808
Basic (loss) earnings per common share from continuing operations before cumulative effect of accounting change available to common shareholders(8)(9)	(0.85)	(0.92)	(0.32)	(0.01)	0.12
Diluted (loss) earnings per common share from continuing operations before cumulative effect of accounting change available to common shareholders(8)(9)	(0.85)	(0.92)	(0.32)	(0.01)	0.11
Basic (loss) earnings per common share before cumulative effect of accounting change available to common shareholders(8)(9)	(0.82)	2.10	11.27	0.51	0.44
Diluted (loss) earnings per common share before cumulative effect of accounting change available to common shareholders(8)(9)	(0.82)	2.10	11.27	0.51	0.41
Basic (loss) earnings per common share available to common shareholders(8)(9)	(0.82)	2.05	9.11	0.51	0.44
Diluted (loss) earnings per common share available to common shareholders(8)(9)	(0.82)	2.05	9.11	0.51	0.41

Balance Sheet Data (end of period):
Working Capital	$355,157	$1,380,936	$3,069,516	$2,336,795	$2,223,329
Total Assets	5,586,822	6,491,809	15,640,859	21,568,455	22,398,865
Long-term obligations, net of current maturities	551,766	544,372	1,211,145	1,117,826	796,715
Minority Interest	692,393	475,573	461,538	(4,505)	20,639
Shareholders' equity	3,439,871	3,945,501	7,931,463	14,415,585	14,605,304
Other Data:
Net cash provided by (used in):
Operating activities	$59,282	$266,318	$354,186	$620,915	$503,656
Investing activities	(303,515)	(404,532)	670,799	(1,065,332)	(1,102,037)
Financing activities	(99,943)	(644)	612,175	(525,290)	(263,654)
Discontinued operations	142,810	315,574	(45,258)	(180,866)	1,079,101
Effect of exchange rate changes	(2,687)	(3,663)	9,775	16,337	23,015

(1)
Net loss available to common shareholders includes a pre-tax gain of $104.6 million related to IAC's exchange of its interest in Internet Shopping Network for 75% of Styleclick, Inc., a pre-tax gain of $3.7 million related to Hotels.com initial public offering and a pre-tax charge of $145.6 million related to the impairment of Styleclick goodwill.

(2)
Net earnings available to common shareholders includes a gain of $517.8 million, net of tax, related to the sale of capital stock of certain USA Broadcasting subsidiaries and an after-tax expense of $9.2 million related to the cumulative effect of adoption as of January 1, 2001 of SOP 00-2, "Accounting by Producers or Distributors of Films."

(3)
In connection with IAC's acquisition of a controlling interest in Expedia.com, IAC issued approximately 13.1 million shares of Series A Cumulative Convertible Preferred Stock, or IAC preferred stock, at $50 face value ($656 million aggregate value), with a 1.99% annual dividend rate and which is convertible at any time into IAC common stock at an initial conversion price of $67.50. The conversion price will be adjusted downward pursuant to a specified formula if the average share price of IAC common stock over a ten-day trading period prior to conversion exceeds $70.20. Holders of IAC preferred stock may require IAC to purchase their shares on the fifth, seventh, tenth and fifteenth anniversary of the closing on February 4, 2002. IAC has the right to redeem such shares commencing on the tenth anniversary of February 4, 2002. Any payment by IAC with respect to the dividend or pursuant to any redemption requested by holders of IAC preferred stock or by IAC may be made in cash or IAC common stock, or a combination thereof, at the option of IAC. IAC's common stock per share conversion prices have been adjusted to reflect IAC's one-for-two reverse stock split on August 9, 2005.

(4)
Net earnings available to common shareholders includes a gain of $2.4 billion, net of tax, related to the contribution of the USA Entertainment Group to VUE and an after-tax expense of $461.4 million related to the cumulative effect of adoption as of January 1, 2002 of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangible Assets." Also includes results of Interval since its acquisition by IAC on September 24, 2002.

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

(8)
Earnings (loss) per common share data and shares outstanding retroactively reflect the impact of the one-for-two reverse stock split of IAC's common stock and IAC's Class B common stock on August 9, 2005. All share numbers give effect to such stock split.

(9)
The following table adjusts IAC's reported net earnings (loss) and basic and diluted net earnings (loss) per share to exclude amortization expense related to goodwill and other intangible assets with indefinite lives as if SFAS 142 were effective January 1, 2000:

	Year Ended December 31,
	2000	2001
	(In Thousands, Except Per Share Data)
LOSS FROM CONTINUING OPERATIONS AVAILABLE TO COMMON SHAREHOLDERS
Reported loss from continuing operations available to common shareholders	$(152,496)	$(171,712)
Add: goodwill amortization	40,459	105,822

Loss from continuing operations as adjusted	$(112,037)	$(65,890)

Basic loss per share from continuing operations available to common shareholders as adjusted:
Reported basic loss per share	$(0.85)	$(0.92)
Add: goodwill amortization	0.23	0.57

Adjusted basic loss per share	$(0.62)	$(0.35)

Diluted loss per share from continuing operation available to common shareholders as adjusted:
Reported diluted loss per share	$(0.85)	$(0.92)
Add: goodwill amortization	0.23	0.57

Adjusted diluted loss per share	$(0.62)	$(0.35)

NET (LOSS) EARNINGS AVAILABLE TO COMMON SHAREHOLDERS
Net (loss) earnings available to common shareholders	$(147,983)	$383,608
Add: goodwill amortization	206,151	176,413

Net earnings available to common shareholders as adjusted	$58,168	$560,021

Basic (loss) earnings per share as adjusted:
Reported basic net (loss) earnings per share	$(0.82)	$2.05
Add: goodwill amortization	1.14	0.94

Adjusted basic net earnings per share	$0.32	$2.99

Diluted (loss) earnings per share:
Reported diluted net (loss) earnings per share	$(0.82)	$2.05
Add: goodwill amortization	1.14	0.94

Adjusted diluted net earnings per share	$0.32	$2.99

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT OVERVIEW

        IAC operates leading and diversified businesses in sectors being transformed by the internet, online and offline…our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC currently operates a diversified portfolio of specialized and global brands in the retailing, services, media & advertising and membership & subscriptions industries. IAC enables billions of dollars of consumer-direct transactions for products and services via the internet and telephone. All references to "IAC," the "Company," "we," "our," or "us" in this report are to IAC/InterActiveCorp.

        IAC consists of the following sectors:

  •
  Retailing, which includes U.S. and International;

  •
  Services, which includes Ticketing, Financial Services and Real Estate, Teleservices and Home Services (since September 2004);

  •
  Media & Advertising; and

  •
  Membership & Subscriptions, which includes Vacations, Personals and Discounts.

        On December 21, 2004, IAC announced its plans to separate its travel businesses into an independent public company in order to better achieve certain strategic objectives of its various businesses. We refer to this transaction as the "Spin-Off" and to the new company that holds the travel and travel-related businesses of IAC as "Expedia". IAC completed the Spin-Off on August 9, 2005. Immediately prior to the Spin-Off, IAC effected a one-for-two reverse stock split. Following the completion of the Spin-Off:

  •
  Expedia consists of the travel and travel-related businesses and investments that IAC operated (other than Interval and TV Travel Shop, which were not spun-off by IAC with Expedia); and

  •
  IAC continues to operate and/or manage its remaining businesses and investments, which currently comprise its Retailing, Services, Media & Advertising and Membership & Subscriptions sectors. TV Travel Shop ceased operations in the second quarter of 2005.

        In addition, in March 2005, the Company entered into an agreement to sell its 48.6% ownership in EUVÍA. The sale closed on June 2, 2005.

        Accordingly, the results of operations and statements of position of Expedia, EUVÍA and TV Travel Shop have been presented as discontinued operations for all periods presented.

        On June 7, 2005, IAC completed a transaction with NBC Universal in which IAC sold its common and preferred interests in VUE for approximately $3.4 billion in aggregate consideration.

        In addition, on July 19, 2005 IAC completed the acquisition of Ask Jeeves, Inc. ("Ask Jeeves"), a leading provider of world-class information retrieval technologies, brands and services that are available to consumers across a range of platforms, including destination websites, downloadable search-based applications and portals. Under the terms of the agreement, IAC issued 1.2668 shares of IAC common stock for each share of Ask Jeeves common stock in a tax-free transaction valued as of the date of the agreement at approximately $1.7 billion net of cash acquired. On May 5, 2005, IAC completed the buy back of 26.4 million shares of IAC common stock, through its previously authorized share repurchase programs, which represents approximately sixty percent of the number of fully diluted shares IAC issued for the Ask Jeeves acquisition, thus effectively offsetting a substantial portion of the dilution from the transaction. The Media & Advertising sector will include the results of Ask Jeeves beginning in the third quarter of 2005.

        Further, on April 1, 2005, IAC completed it acquisition of Cornerstone Brands, Inc., a portfolio of leading print catalogs and online retailing sites that sell home products and leisure and casual apparel, for approximately $715 million, principally in cash. The U.S. Retailing segment will include the results of Cornerstone Brands beginning in the second quarter of 2005.

        Set forth below are the contributions made by our various sectors, our emerging businesses and corporate expenses to consolidated revenue, operating income and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the years ended December 31, 2004 and 2003 (rounding differences may occur):

	Twelve Months Ended December 31,
	2004	Percentage of total	2003	Percentage of total
		(Dollars in millions)
Revenue:
Retailing	$2,247.9	54%	$2,112.1	55%
Services	1,258.8	30%	1,093.3	29%
Media & Advertising	30.5	1%	28.7	1%
Membership & Subscriptions	671.5	16%	608.2	16%
Emerging Businesses	6.6	0%	—	0%
Intersegment elimination	(27.0)	(1)%	(18.8)	0%

Total	$4,188.3	100%	$3,823.5	100%

	Twelve Months Ended December 31,
	2004	Percentage of total	2003	Percentage of total
	(Dollars in millions)
Operating (Loss) Income:
Retailing	$144.7	(715)%	$120.9	87%
Services	(39.6)	196%	112.5	81%
Media & Advertising	(47.1)	233%	(69.8)	(51)%
Membership & Subscriptions	97.9	(484)%	95.5	69%
Emerging Businesses	(5.0)	25%	(5.9)	(4)%
Corporate and other	(171.2)	845%	(114.8)	(83)%

Total	$(20.2)	100%	$138.3	100%

	Twelve Months Ended December 31,
	2004	Percentage of total	2003	Percentage of total
	(Dollars in millions)
Operating Income Before Amortization:
Retailing	$199.0	47%	$173.0	47%
Services	203.1	48%	158.2	43%
Media & Advertising	(13.3)	(3)%	(19.9)	(5)%
Membership & Subscriptions	139.8	33%	143.3	39%
Emerging Businesses	(1.1)	0%	(3.8)	(1)%
Corporate and other	(105.9)	(25)%	(83.9)	(23)%

Total	$421.6	100%	$366.9	100%

Principal Products, Services, Sources of Revenue

        For the years ended December 31, 2004 and 2003, the Retailing and Services sectors were our largest financial contributors. In Retailing, the majority of our revenue, operating income and Operating Income Before Amortization are derived from the sale of merchandise promoted through our television programming, in catalogs, via telephone or via the internet. We take inventory of most of the products we sell through the Retailing sector.

        Our Ticketing segment was the largest financial contributor to our Services sector for the years ended December 31, 2004 and 2003. Our Ticketing business is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell these tickets through a combination of websites, telephone services and ticket outlets.

        The results of our Financial Services and Real Estate, Teleservices and Home Services segments are also reflected in our Services sector, and each such segment is generally compensated on a fee basis. Our Financial Services and Real Estate businesses generally are compensated on a fee basis by the lenders, real estate brokers and agents who participate in our services. One of these businesses, LendingTree Loans, formerly known as Home Loan Center, principally derives its revenues from fees from borrowers and the sale of loans into the secondary markets. Our Teleservices business is generally compensated on a fee basis, based on the level and type of services provided.

        Our Media & Advertising sector is comprised of Citysearch and Evite. These businesses offer information and services that target the advertising market, with a focus on local advertising, and are generally compensated through performance and volume related measures.

        The results of our Vacations, Personals and Discounts segments are reflected in our Membership & Subscriptions sector. The revenues of our Vacations business are generated primarily from fees paid by members in connection with exchange and rental transactions and membership fees. Our Personals business offers its own interactive services on a membership/subscription basis. The revenues of our Discounts business are generated from the marketing of coupon books, discounts and merchant promotions, as well as discount memberships and packages in published and online formats.

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

        The cost of acquiring new customers through online and offline third party distribution channels has increased, particularly in the case of online channels as internet commerce continues to grow and competition in the segments in which IAC's businesses operate increases. Also, we continue to place an increased emphasis on retaining current customers. As a result of these continued efforts, we expect sales and marketing expense as a percentage of revenue to continue to increase. While sales and marketing expense as a percentage of revenue increased from approximately 13% in 2003 to approximately 14% in 2004, Operating Income Before Amortization margin remained constant at approximately 10% in both 2004 and 2003.

Access to Supply

        Our various businesses provide supplier partners with important customer acquisition channels, in some cases through multiple IAC brands, and we believe that the ability of our supplier partners to reach a large audience through our services is a great benefit. Many of our businesses, including Retailing, and our Financial Services and Real Estate businesses, offer our customers the choice of multiple suppliers in one setting. While we aim to build and maintain strong relationships with our supplier partners, we may not succeed in these efforts and there is always the risk that certain supplier partners may not make their products and services available to us in the future, including suppliers of merchandise sold through our Retailing business, parties for whom we sell tickets through our Ticketing business and financial service and real estate providers that participate on various services operated through our Financial Services and Real Estate businesses. Additionally, in certain industries in which IAC's businesses operate there has been increased emphasis by supplier partners on their own direct sale of products and services through their own direct channels. We are unable to predict if this will develop in other industries in which IAC's businesses operate.

International Operations

        We continue to place an emphasis on international markets as we look to further expand the presence of certain of our brands and businesses abroad, particularly in Europe, given the large consumer marketplace for the goods and services that these brands and businesses offer. Although newer foreign markets generally lag the U.S. in online adoption, we believe they generally exhibit similar characteristics of the U.S. in regards to customer acceptance of an online marketplace. As a percentage of total IAC revenue (which excludes revenues related to discontinued operations), international operations represented approximately 16%, 15% and 13% in 2004, 2003 and 2002, respectively.

Economic and Other Trends and Events; Industry Specific Factors

        Most of IAC's businesses are sensitive to the rate at which the purchase of products and services migrate online. For the online components of IAC's various businesses, revenues are generally more meaningfully impacted by the rate at which the purchase of related products or services migrates online globally than the rate at which the related industry grows, although this could change as online adoption progresses. In addition, online migration of traditional offline businesses, such as Retailing, Ticketing and Financial Services and Real Estate, favorably impacts results, as online sales transactions are processed with little or no increased costs, as compared to offline sales for which increased call center and other costs are incurred. We also expect rates of online adoption to grow internationally and we continue to devote significant resources to international expansion efforts. Our Financial Services and Real Estate businesses are impacted by the demand for mortgage loans in the U.S. and the strength of the U.S. housing market.

Results of Operations for the Year Ended December 31, 2004 compared to the Year Ended December 31, 2003

IAC Consolidated Results

        Revenue increased $364.8 million, or 10%. Growth was primarily driven by revenue increases of $165.5 million from the Services sector, which includes the full year results of LendingTree, which was acquired in August 2003, and $135.8 million from the Retailing sector.

        Gross profit increased $216.9 million, or 14%, primarily reflecting improved operating results of the Retailing sector, which was driven primarily by higher margins at HSN U.S.

        Selling and marketing expenses increased $84.3 million, or 17%. As a percentage of revenue, selling and marketing expense increased to 14% in 2004 from 13% in 2003 reflecting, in part, the impact of acquisitions, as LendingTree generally has higher selling and marketing expenses as a percentage of revenue than IAC overall.

        General and administrative expenses increased $49.1 million, or 11%, due primarily to the inclusion of the full year of LendingTree and Entertainment Publications in the 2004 results.

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

        Depreciation expense increased $4.0 million, or 3%, due primarily to capital expenditures of $167.8 million during the year offset by certain fixed assets becoming fully depreciated throughout 2004.

        Operating Income Before Amortization increased $54.7 million, or 15%, due primarily to the improved operating results of the Retailing sector and the Ticketing segment as well as the inclusion of LendingTree in the 2004 results within the Services sector.

        In the fourth quarter of 2004, the Company recorded an impairment charge related to the write-down to the goodwill of the Teleservices segment of $184.8 million, before tax, which was recorded as a component of operating income in the accompanying consolidated statement of operations. The write-down was determined by comparing the fair value of the business and the implied value of the goodwill with the carrying amounts on the balance sheet. The write-down primarily resulted from continued competition and macroeconomic factors which have negatively impacted industry valuations. The goodwill impairment charge recorded in 2004 resulted from the Company's annual impairment review for goodwill and intangible assets, which took place in the fourth quarter in connection with the preparation of its year-end financial statements.

        Operating income decreased $158.5 million, or 115%, reflecting the goodwill impairment charge of $184.8 million noted above, as well as increased non-cash compensation of $37.9 million, or 117%, partially offset by a decrease in amortization of intangibles of $1.3 million, or 1%, and a decrease in non-cash distribution and marketing expense of $8.2 million, or 86%. This net increase in expenses offset the increase in Operating Income Before Amortization discussed above. The increase in non-cash compensation principally resulted from expense recognized on modifications made to certain equity awards as well as expense related to restricted stock units granted by IAC. In addition, non-cash compensation expense includes a full year of expense related to unvested stock options and restricted stock assumed in various acquisitions. This non-cash compensation relating to equity awards assumed in acquisitions is recorded over the remaining vesting period of the equity awards and therefore will decline over time as the awards vest. The decrease in the amortization of non-cash distribution and marketing expense relates primarily to amounts recognized by Ticketmaster and Match.com related to barter arrangements for distribution secured from third parties which expired in March 2004.

        Interest income increased $30.7 million in 2004 compared with 2003 as a result of higher interest rates and increased income from the Vivendi Universal Entertainment LLLP ("VUE") preferred securities. Interest expense decreased $3.7 million in 2004 compared to 2003 due primarily to the repurchase in 2003 of $92.2 million of the Company's $500 million 6 3/4% Senior Notes issued in 1998, as well as the impact of interest rate swap arrangements entered into in late 2003 and 2004 which effectively changed the interest rate on a portion of the debt.

        The Company realized equity income from its investment in VUE in 2004 of $16.2 million compared with a loss in 2003 of $224.5 million. During the first quarter of 2003, IAC received the audited financial statements of VUE for the year ended December 31, 2002, which disclosed that VUE had recorded an impairment charge for goodwill and intangible assets and other long-lived assets of $4.5 billion in the period May 7, 2002 to December 31, 2002 based upon VUE management's review of the estimated fair value of VUE as of December 31, 2002. Because of delays in VUE's financial reporting, IAC records its 5.44% proportionate share of the results of VUE on a one-quarter lag. The charge taken by IAC in the first quarter of 2003 was approximately $245 million, before a tax benefit of $96 million.

        Equity in the income of unconsolidated affiliates and other income (expense) increased by $23.3 million due primarily to (1) a $10.9 million increase in the equity income of unconsolidated subsidiaries of HSN International, including TVSN and Jupiter Shop Channel, (2) an increase in foreign currency exchange gains and (3) losses on the repurchase of bonds of $8.6 million recorded in the 2003 period.

        In 2004 the Company recorded a tax provision on continuing operations of $74.3 million which represents an effective tax rate of 56%. The 2004 rate is higher than the federal statutory rate of 35% due principally to the impairment of goodwill that is not deductible for tax purposes, state and local taxes, earnings in foreign jurisdictions taxed at rates higher than 35% and the amortization of non-deductible intangible assets, partially offset by the benefit of utilization of foreign tax credits. In 2003 the Company recorded a tax benefit on continuing operations of $24.2 million which represents an effective tax rate of 320%. The 2003 rate was higher than the federal statutory rate of 35% due principally to the reversal of valuation allowances, tax-exempt income, utilization of foreign tax credits and a decrease in deferred tax liabilities due to a change in the effective state tax rate. The reversal of valuation allowances in 2003 was based on an assessment that it was probable that the related tax benefits would be realized. The effective state tax rate decreased as a result of IAC's mergers with its formerly publicly traded subsidiaries in 2003 and the Vivendi transaction in 2002. Partially offsetting these decreases in income taxes were earnings in foreign jurisdictions that were taxed at rates higher than 35% and amortization of non-deductible intangible assets.

        Minority interest principally represents minority ownership in HSE-Germany in 2004 and 2003, as well as the public's minority ownership in Ticketmaster until the date of its buy-in in 2003.

        In March 2005, the Company entered into an agreement to sell its 48.6% ownership interest in EUVÍA. The sale closed on June 2, 2005. During the second quarter of 2005, TV Travel Shop ceased the sale of third-party travel products through its broadcast programming. On August 9, 2005, IAC completed the spin-off of Expedia to its shareholders. In addition, during the second quarter of 2003, USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. Accordingly, the results of operations and statements of position of these businesses are presented as discontinued operations for all periods presented. Income from discontinued operations, net of tax in 2004 and 2003 was $110.0 million and $156.7 million, respectively. Income from discontinued operations, net of tax in 2004 was principally due to the income of Expedia and EUVÍA, partially offset by losses at TV Travel Shop as well as an adjustment in the second quarter of 2004 to the deferred tax liability of our investment in Styleclick to reflect minority interest, which resulted in a reduction of a tax benefit recorded in 2002 when the deferred tax liabilities of our investment in Styleclick were originally reversed. Income from discontinued operations, net of tax in 2003 was principally due to the income of Expedia and EUVÍA as well as a tax benefit recognized due to the shut-down of Styleclick.

        In addition to the discussion of consolidated results, the following is a discussion of the results of each sector.

	Twelve Months Ended December 31,
	2004	2003	Growth
	(Dollars in millions, rounding differences may occur)
Revenue:
Retailing:
U.S.	$1,905.9	$1,763.7	8%
International	342.0	348.4	(2)%

Total Retailing	2,247.9	2,112.1	6%
Services:
Ticketing	768.2	743.2	3%
Financial Services and Real Estate	189.8	55.8	240%
Teleservices	293.9	294.3	0%
Home Services	6.9	N/A	N/A

Total Services	1,258.8	1,093.3	15%
Media & Advertising	30.5	28.7	6%
Membership & Subscriptions:
Vacations	256.8	222.8	15%
Personals	198.0	185.3	7%
Discounts	217.9	201.5	8%
Intra-sector elimination	(1.3)	(1.4)	NM

Total Membership & Subscriptions	671.5	608.2	10%
Emerging Businesses	6.6	—	N/A
Intersegment elimination	(27.0)	(18.8)	(43)%

Total	$4,188.3	$3,823.5	10%

	Twelve Months Ended December 31,
	2004	2003	Growth
	(Dollars in millions, rounding differences may occur)
Operating (Loss) Income:
Retailing:
U.S.	$141.7	$117.5	21%
International	3.0	3.4	(12)%

Total Retailing	144.7	120.9	20%
Services:
Ticketing	137.9	116.5	18%
Financial Services and Real Estate	(7.6)	(16.5)	54%
Teleservices	(167.7)	12.5	NM
Home Services	(2.2)	N/A	N/A

Total Services	(39.6)	112.5	NM
Media & Advertising	(47.1)	(69.8)	33%
Membership & Subscriptions:
Vacations	65.0	41.0	59%
Personals	18.8	14.1	33%
Discounts	14.0	40.4	(65)%

Total Membership & Subscriptions	97.9	95.5	2%
Emerging Businesses	(5.0)	(5.9)	16%
Corporate and other	(171.2)	(114.8)	(49)%

Total	$(20.2)	$138.3	(115)%

	Twelve Months Ended December 31,
	2004	2003	Growth
	(Dollars in millions, rounding differences may occur)
Operating Income Before Amortization:
Retailing:
U.S.	$194.7	$168.3	16%
International	4.3	4.7	(9)%

Total Retailing	199.0	173.0	15%
Services:
Ticketing	164.3	144.5	14%
Financial Services and Real Estate	21.4	1.2	1,690%
Teleservices	17.1	12.5	37%
Home Services	0.3	N/A	N/A

Total Services	203.1	158.2	28%
Media & Advertising	(13.3)	(19.9)	33%
Membership & Subscriptions:
Vacations	90.2	66.2	36%
Personals	27.6	31.0	(11)%
Discounts	22.0	46.1	(52)%

Total Membership & Subscriptions	139.8	143.3	(2)%
Emerging Businesses	(1.1)	(3.8)	72%
Corporate and other	(105.9)	(83.9)	(26)%

Total	$421.6	$366.9	15%

Operating Income Before Amortization as a percentage of revenue	10%	10%

Retailing

        Revenues, Operating Income Before Amortization and operating income for the Retailing sector increased year over year due to improved results at HSN U.S. offset partially by declines at HSE-Germany.

  U.S.

        Revenues grew 8% to $1.9 billion, primarily as a result of a 10% increase in average price point and a 150 basis point decline in return rates, partially offset by a 3% decrease in units shipped. As part of this growth, HSN.com increased revenues by 21% over the prior year. Overall, the product mix shifted from 2003 due to a decrease in sales of Jewelry and increases in sales of Health and Beauty and Home Fashions in 2004. This shift increased the average price point, as Home Fashions, which comprise a wide array of items such as home furnishings and accessories and cookware, generally carry higher sales prices and lower return rates, as compared to Jewelry. In addition the average price point increased for most product categories year over year.

        Operating Income Before Amortization grew 16% to $194.7 million, due primarily to the growth in revenue, and an increase in gross profit margins by 20 basis points, due primarily to the shift in product mix to products that carry lower return rates, as well as margin improvements within the product mix. Lower return rates impact both revenue and gross margins, as lower returns result in lower warehouse processing costs and lower inventory mark-downs for goods that are not resalable at full retail price. The impact of the decline in overall return rates on gross profit was $13.5 million. Operating Income Before Amortization was also impacted by increased customer service costs, including costs relating to

HSN's new distribution facility in Tennessee, which opened in October 2004, and by results of the infomercial and catalog businesses, which have lower operating margins relative to the television business. The 2004 results were also impacted by a $3.5 million impairment charge related to the closure of the warehouse facility in Salem, VA and the reversal of a reserve of $2.5 million as a result of the final resolution of a legal dispute.

        Operating income grew 21% to $141.7 million, due primarily to the increase in Operating Income Before Amortization described above.

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

  International

        Revenues decreased 2% to $342.0 million in U.S. dollars, 11% on a local currency basis, due primarily to decreases at HSE-Germany due to the poor results of the Wellness product line compared to 2003.

        Operating Income Before Amortization decreased 9% to $4.3 million for 2004 primarily reflecting decreased revenues at HSE-Germany noted above. In addition, 2004 results were favorably impacted by a settlement received by HSN International on an uncollectible receivable that had been previously written off.

        Operating income declined 12% to $3.0 million, due to the decrease in Operating Income Before Amortization described above.

Services

        Revenues and Operating Income Before Amortization for the Services sector increased year over year due to the inclusion of the full year results of LendingTree, which was acquired in August 2003, improved results at the Ticketing segment and the inclusion of Home Services, which was acquired in September 2004. Operating income decreased from 2003 due primarily to a fourth quarter goodwill impairment charge of $184.8 million before tax, recorded at the Teleservices segment.

  Ticketing

        Revenue grew 3% to $768.2 million, reflecting a 4% increase in the average revenue per ticket, partially offset by a 2% decrease in the number of tickets sold. The increase in average revenue per ticket resulted from favorable exchange rates from foreign markets and higher convenience and processing fees. The decrease in the number of tickets sold is due primarily to the weakness in domestic concert ticket sales and the effects of the NHL lockout. International revenue increased 28%, 17% on a local currency basis, due primarily to the recent acquisition in Sweden, increased sales in the United Kingdom and Ireland and the Athens 2004 Summer Olympics license fee.

        Operating Income Before Amortization increased 14% to $164.3 million, reflecting the increase in revenues and increased distribution efficiencies, which were mostly offset by higher depreciation expense, cost of technology and ticket royalties. As the company continues to develop enhanced products to sell more tickets for its clients, technology expenses are expected to increase; ticket royalties are also expected to continue to increase as a percentage of revenue. To date the company has offset these increases with other distribution efficiencies. Operating Income Before Amortization in 2004 and 2003 benefited from the favorable resolution of non-income tax contingencies of $5.0 million and $3.7 million, respectively.

        Operating income increased 18% to $137.9 million, reflecting the increase in Operating Income Before Amortization described above as well a $0.8 million decrease in the amortization of intangibles and a $0.7 million decrease in non-cash distribution and marketing expense.

  Financial Services and Real Estate

        Financial Services and Real Estate consists of the results of LendingTree, Inc., which was acquired in August 2003, and the brands and businesses it operates. As a point of comparison, the discussion below compares the results of this segment for 2004 to the full year period in 2003.

        Revenue increased 19% to $189.8 million in 2004 as compared to 2003 as the company continued to grow its non-refinance mortgages business. As expected, a rising interest rate environment has caused a shift towards lending products other than refinance mortgages, LendingTree's primary product in 2003. The company reported a 108% increase in revenue from purchase mortgages, a 41% increase in revenue from closed real estate transactions, a 17% increase in revenue from home equity loans and a 158% increase in other services revenue. These revenue increases were partially offset by a 39% decrease in revenue from refinance mortgage activity. The increase in other service revenue primarily relates to the acquisition of GetSmart in December 2003, iNest in October 2004 and Home Loan Center (now called LendingTree Loans) in December 2004.

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

        Operating Income Before Amortization increased $4.6 million, or 37%, to $17.1 million due to lower operating expenses, including lower depreciation expense and fixed costs, as management continued to focus on improving operating efficiencies. These savings were partially offset by lower contribution margins due to pricing pressures.

        Operating (loss) income decreased by $180.2 million to a loss of $167.7 million due primarily to a fourth quarter goodwill impairment charge of $184.8 million before tax, which was recorded as a component of operating income (loss) in the accompanying consolidated statement of operations. The write-down was determined by comparing the fair value of the business and the implied value of the goodwill with the carrying amounts on the balance sheet. The write-down primarily resulted from continued competition and macroeconomic factors which have negatively impacted industry valuations. The goodwill impairment charge recorded in 2004 resulted from the Company's annual impairment review for goodwill and intangible assets, which took place in the fourth quarter in connection with the preparation of our year-end financial statements. The impairment charge was partially offset by the increase in Operating Income Before Amortization described above. In addition, during 2003 the company recorded a pretax charge of $2.1 million related to real estate and software write-downs which positively impacts year over year comparisons.

        Revenue for 2004 and 2003 includes $23.3 million and $17.8 million, respectively, for services provided to other IAC businesses, including those businesses currently presented in discontinued operations.

Media & Advertising

        Revenues increased $1.8 million, or 6%, to $30.5 million, primarily due to improved results at Evite. Citysearch's revenues remained flat due to the shift of its business model from building web sites for local businesses for an annual fee to the introduction of a new Pay-For-Performance business model in June 2003. The Pay-For-Performance business built momentum throughout 2004 resulting in increased revenues for Citysearch in the second half of 2004 driven by both the addition of new Pay-for-Performance merchants and increased traffic.

        Operating Income Before Amortization improved 33% to a loss of $13.3 million, resulting primarily from narrowed losses at Citysearch due principally to headcount reductions.

        Operating losses improved 33% to $47.1 million, primarily reflecting the increase in Operating Income Before Amortization described above and was further impacted by a $14.2 million decrease in the amortization of intangible assets.

Membership & Subscriptions

        Revenues for the Membership & Subscriptions sector increased year over year due to membership and subscriber growth at the Vacations and Personals segments, respectively, as well as the inclusion of the full year results of the Discounts segment. Operating Income Before Amortization decreased from 2003 due primarily to weakness in the Discounts core fundraising channels, partially offset by improved results in the Vacations segment. Operating income increased year over year from improved results in Vacations and Personals, offset by a decline in Discounts.

  Vacations

        Revenue grew 15% to $256.8 million, reflecting growth in membership and transaction revenues. The increase in membership revenues was due primarily to renewal memberships, and the increase in transaction revenue was due primarily to an increase in volume, as well as higher average fees. The number of active members at December 31, 2004 increased 6% to 1.7 million.

        Operating Income Before Amortization and operating income increased 36% and 59%, respectively, to $90.2 million and $65.0 million, respectively, due to an increase in gross profit margins, partially offset by increased general and administrative expenses associated with increased headcount.

  Personals

        Revenue grew 7% to $198.0 million, reflecting a 5% increase in paid subscribers to 982.8 thousand, partially offset by a decrease in the average revenue per subscriber due to lower package prices implemented in 2003 that remained in place for most of 2004. International subscribers grew 37% over the prior year, excluding declines at uDate of 28%.

        Operating Income Before Amortization decreased 11% to $27.6 million in 2004 and was negatively impacted by higher customer acquisition costs, increased spending for international operations and charges relating to management transition and the elimination of certain non-core business lines.

        Operating income increased 33% to $18.8 million, reflecting the decrease in Operating Income Before Amortization described above, offset by a $3.3 million decrease in non-cash distribution and marketing expense and a $4.8 million decrease in the amortization of intangibles which resulted from certain intangibles becoming fully amortized in 2004.

  Discounts

        Revenue grew 8% to $217.9 million in 2004 due to the inclusion of the full year results of Entertainment Publications, which was acquired in March 2003.

        Operating Income Before Amortization and operating income decreased 52% and 65%, respectively, to $22.0 million and $14.0 million, respectively, due to weakness in the company's core fundraising channels. Entertainment Publications' results are significantly seasonal with the majority of its profitability experienced in the fourth quarter. In addition, Operating Income Before Amortization and operating income were negatively impacted by the sale of EPI's Australian and New Zealand operations in August 2003, which contributed $5.6 million in Operating Income Before Amortization and operating income in 2003.

Corporate

        Corporate operating expenses in 2004 were $171.2 million compared with $114.8 million in 2003, of which $65.2 million and $30.9 million relate to non-cash compensation in 2004 and 2003, respectively. The increase in non-cash compensation principally resulted from expense recognized on modifications made to certain equity awards as well as expense related to restricted stock units granted by IAC, which became IAC's primary form of stock based compensation beginning in 2003. In addition, non-cash compensation expense includes a full year of expense related to unvested stock options and restricted stock assumed in various acquisitions. This non-cash compensation related to equity awards assumed in acquisitions is recorded over the remaining vesting period of the equity awards and therefore will decline over time as the awards vest.

Results of Operations for the Year Ended December 31, 2003 compared to the Year Ended December 31, 2002

	Twelve Months Ended December 31,
	2003	Percentage of total	2002	Percentage of total
	(Dollars in millions, rounding differences may occur)
Revenue:
Retailing	$2,112.1	55%	$1,895.8	63%
Services	1,093.3	29%	949.4	31%
Media & Advertising	28.7	1%	30.8	1%
Membership & Subscriptions	608.2	16%	164.5	5%
Intersegment elimination	(18.8)	0%	(11.3)	0%

Total	$3,823.5	100%	$3,029.4	100%

	Twelve Months Ended December 31,
	2003	Percentage of total	2002	Percentage of total
	(Dollars in millions, rounding differences may occur)
Operating Income (Loss):
Retailing	$120.9	87%	$33.1	(91)%
Services	112.5	81%	70.5	(193)%
Media & Advertising	(69.8)	(51)%	(86.3)	236%
Membership & Subscriptions	95.5	69%	17.3	(48)%
Emerging Businesses	(5.9)	(4)%	(5.4)	15%
Corporate and other	(114.8)	(83)%	(65.9)	180%

Total	$138.3	100%	$(36.6)	100%

	Twelve Months Ended December 31,
	2003	Percentage of total	2002	Percentage of total
	(Dollars in millions, rounding differences may occur)
Operating Income Before Amortization:
Retailing	$173.0	47%	$66.5	63%
Services	158.2	43%	104.0	99%
Media & Advertising	(19.9)	(5)%	(32.3)	(31)%
Membership & Subscriptions	143.3	39%	30.0	29%
Emerging Businesses	(3.8)	(1)%	(2.6)	(2)%
Corporate and other	(83.9)	(23)%	(60.6)	(58)%

Total	$366.9	100%	$104.9	100%

IAC Consolidated Results

        Revenue increased $794.1 million, or 26%. Growth was primarily driven by increased revenue of $443.7 million, or 270%, from the Membership & Subscriptions sector and $216.3 million, or 11%, from the Retailing sector. The revenue growth from Membership & Subscriptions included the increase in revenue of $201.5 million from Entertainment Publications, which was acquired in March 2003, and the increase in revenue of $184.0 million from Interval, which was acquired in September 2002. Revenue growth also included $55.8 million from LendingTree which was acquired in August 2003.

        Gross profit increased $474.7 million, or 43%, primarily reflecting improved operating results of the Membership & Subscriptions sector, which included Interval since its acquisition in September 2002 and Entertainment Publications since its acquisition in March 2003, and the Retailing sector.

        Selling and marketing expenses increased $171.5 million, or 54%. As a percentage of revenue, selling and marketing expense increased to 13% for 2003 from 11% in 2002 which reflects in part the impact of acquisitions, as LendingTree generally has higher selling and marketing expenses as a percentage of revenue than IAC overall.

        General and administrative expenses increased $100.7 million, or 29%, due primarily to the inclusion of Interval since its acquisition in September 2002 and Entertainment Publications and LendingTree in the 2003 results.

        Restructuring costs decreased $54.1 million in 2003. The 2003 restructure charge principally consisted of (1) a write-down of a receivable from the 2002 restructuring of HSN's U.K. offices, (2) facility closure costs at uDate's Derby, U.K. facility as the back-office operations of uDate were combined with Match International, and (3) costs related to employee terminations due principally to the decline in the teleservicing market that resulted in excess capacity. Such restructuring charges were offset by the reversals of costs for terminated employees, which are no longer probable of occurrence. The 2002 amounts are principally comprised of (1) $31.4 million related to the write-down of the Company's investment in HSE-Italy, (2) $14.8 million for HSN International related to the shut-down of HSN-Espanol, the Company's Spanish language electronic retailing operation, due to high costs of carriage and disappointing sales per home due to the fragmented market, and (3) $7.9 million for Teleservices related principally to the shut down of three call centers and employee terminations due principally to the decline of the teleservices market that resulted in excess industry capacity and lower pricing.

        Operating Income Before Amortization increased $262.0 million, or 250%, primarily reflecting improved operating results at the Retailing sector and the Ticketing segment within the Services sector as well as the inclusion of Entertainment Publications in the 2003 results.

        Operating income increased $174.8 million reflecting the increase in Operating Income Before Amortization described above as well as a decrease in Teleservices goodwill impairment of $22.2 million. These results were partially offset by increased amortization of intangibles of $87.8 million, or 89%, increased non-cash compensation of $22.4 million, or 224%, and increased amortization of non-cash distribution and marketing expense of $4.8 million or 103%. The increase in non-cash compensation principally resulted from expense related to restricted stock units granted to IAC employees and unvested stock options assumed in IAC's January 2003 merger with Ticketmaster and the acquisition of LendingTree in August 2003. The increase in the amortization of intangibles was principally due to IAC's merger with Ticketmaster, as well as the acquisition of LendingTree.

        Interest income increased $53.0 million in 2003 compared with 2002. The increase in interest income was due primarily to amounts earned on the proceeds from the Vivendi transaction in May 2002, including $37.3 million of paid in kind interest on the Series A Preferred in 2003 compared with $23.0 million in 2002 and $63.9 million of cash interest on the Series B Preferred in 2003 compared with $41.1 million in 2002. In addition, average cash and marketable securities on hand during 2003 and 2002 were $3.5 billion and $2.5 billion, respectively, resulting in higher interest income in 2003.

        Interest expense increased $42.1 million in 2003 compared to 2002. The increase in interest expense was due primarily to an increase of $50.3 million related to the Company's $750 million 7% Senior Notes issued in December 2002, partially offset by a $6.2 million decrease in interest on the Company's $500 million 6 3/4% Senior Notes issued in 1998 due to the repurchases made in late 2002 and 2003, including $92.2 million in aggregate principle amount that were repurchased during 2003.

        The Company realized pre-tax losses in 2003 of $224.5 million on equity losses from its investment in VUE, compared with equity income of $6.1 million in 2002. During the first quarter of 2003, the Company recorded a pre-tax charge of $245 million in connection with VUE's $4.5 billion impairment charge of which IAC recorded its 5.44% proportionate interest.

        Equity in the income (losses) of unconsolidated affiliates and other income (expense) increased by $123.0 million due primarily to (1) an $88.3 million charge in 2002 related to the closure of HOT Network's Belgium and UK operations, (2) a write-down in 2002 of HSN's investment in China based on operating performance and (3) losses on the repurchase of bonds of $8.6 million and $2.0 million recorded in 2003 and 2002, respectively.

        In 2003 the Company recorded a tax benefit on continuing operations of $24.2 million which represents an effective rate of 320%. The 2003 tax rate was higher than the federal tax rate of 35% due principally to reversals of valuation allowances of $34.2 million, tax-exempt income, utilization of foreign tax credits and a decrease in deferred tax liabilities of $3.5 million due to a change in the effective state tax rate. The reversals of valuation allowances were based on an assessment that it was probable that the related tax benefits would be realized. The effective state tax rate decreased as a result of IAC's mergers with its formerly publicly traded subsidiaries in 2003 and the Vivendi transaction in 2002. Partially offsetting these decreases in income taxes are earnings in foreign jurisdictions that are taxed at rates higher than 35% and amortization of intangibles for book purposes of $24.1 million for which the Company receives no tax deduction. In 2002 the Company recorded a tax benefit on continuing operations of $23.5 million which represents an effective rate of 27%. The 2002 rate was lower than the federal rate of 35% due principally to amortization of non-deductible intangible assets of $19 million, state taxes, earnings in foreign jurisdictions that are taxed at rates higher than 35% and foreign losses with no benefit that were substantially offset by a tax benefit of $42 million related to a deduction on the Company's investment in HOT Networks. Partially offsetting these increases in income taxes were reversals of valuation allowances of $29 million and tax-exempt income.

        Minority interest in income of consolidated subsidiaries increased $11.2 million and in 2003 represented the public's minority ownership in Ticketmaster until the date of its buy-in in January 2003 and HSE-Germany. In 2002 minority interest primarily represented Universal's and Liberty's ownership interest in USANi LLC through May 7, 2002; Liberty's ownership interest in Home Shopping Network, Inc. through June 27, 2002; the public's minority ownership in Ticketmaster; and the minority interest in HSE-Germany.

        In March 2005, the Company entered into an agreement to sell its 48.6% ownership interest in EUVÍA. The sale closed on June 2, 2005. During the second quarter of 2005, TV Travel Shop ceased the sale of third-party travel products through its broadcast programming. On August 9, 2005, IAC completed the spin-off of Expedia to its shareholders. In addition, during the second quarter of 2003, ECS, Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. Accordingly, the results of operations and statements of position of these businesses are presented as discontinued operations for all periods presented. Further, through May 7, 2002, the Company's results also included the USA Entertainment Group, consisting of USA Cable, including USA Network and Sci Fi Channel, and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produced and distributed television programming; and USA Films, which produced and distributed films. The USA Entertainment Group was contributed to a joint venture with Vivendi on May 7, 2002. Accordingly, the results of operations and statement of position of USA Entertainment are presented as a discontinued operation through May 7, 2002. The net gain on contribution of the USA Entertainment Group to VUE for the year ended December 31, 2002 was $2.4 billion, which occurred in the second quarter of 2002. Income from discontinued operations, net of tax in 2003 and 2002 was $156.7 million and $93.1 million, respectively. Income from discontinued operations, net of tax in 2003 was principally due to the income of Expedia and EUVÍA as well as a tax benefit recognized due to the shut-down of Styleclick. Income from discontinued operations, net of tax in 2002 was principally due to the income of Expedia, the operations of

USA Entertainment through May 7, 2002, as well as a tax benefit recorded in connection with the reversal of a deferred tax liability related to our investment in Styleclick.

        In addition to the discussion of consolidated results, the following is a discussion of the results of each sector.

	Twelve Months Ended December 31,
	2003	2002	Growth
	(Dollars in millions, rounding differences may occur)
Revenue:
Retailing:
U.S.	$1,763.7	$1,613.2	9%
International	348.4	282.6	23%

Total Retailing	2,112.1	1,895.8	11%
Services:
Ticketing	743.2	655.3	13%
Financial Services and Real Estate	55.8	N/A	N/A
Teleservices	294.3	294.1	0%

Total Services	1,093.3	949.4	15%
Media & Advertising	28.7	30.8	(7%)
Membership & Subscriptions:
Vacations	222.8	38.7	475%
Personals	185.3	125.8	47%
Discounts	201.5	N/A	N/A
Intra-sector elimination	(1.4)	—	N/A

Total Membership & Subscriptions	608.2	164.5	270%
Emerging Businesses	—	—	N/A
Intersegment elimination	(18.8)	(11.3)	(67)%

Total	$3,823.5	$3,029.4	26%

	Twelve Months Ended December 31,
	2003	2002	Growth
	(Dollars in millions, rounding differences may occur)
Operating Income (Loss):
Retailing:
U.S.	$117.5	$98.7	19%
International	3.4	(65.6)	NM

Total Retailing	120.9	33.1	264%
Services:
Ticketing	116.5	96.9	20%
Financial Services and Real Estate	(16.5)	N/A	N/A
Teleservices	12.5	(26.4)	NM

Total Services	112.5	70.5	59%
Media & Advertising	(69.8)	(86.3)	19%
Membership & Subscriptions:
Vacations	41.0	(5.3)	NM
Personals	14.1	22.6	(38)%
Discounts	40.4	N/A	N/A

Total Membership & Subscriptions	95.5	17.3	450%
Emerging Businesses	(5.9)	(5.4)	(9)%
Corporate and other	(114.8)	(65.9)	(74)%

Total	$138.3	$(36.6)	NM

	Twelve Months Ended December 31,
	2003	2002	Growth
	(Dollars in millions, rounding differences may occur)
Operating Income Before Amortization:
Retailing:
U.S.	$168.3	$131.4	28%
International	4.7	(64.9)	NM

Total Retailing	173.0	66.5	160%
Services:
Ticketing	144.5	108.1	34%
Financial Services and Real Estate	1.2	N/A	N/A
Teleservices	12.5	(4.1)	NM

Total Services	158.2	104.0	52%
Media & Advertising	(19.9)	(32.3)	38%
Membership & Subscriptions:
Vacations	66.2	1.6	4,138%
Personals	31.0	28.4	9%
Discounts	46.1	N/A	N/A

Total Membership & Subscriptions	143.3	30.0	378%
Emerging Businesses	(3.8)	(2.6)	(46)%
Corporate and other	(83.9)	(60.6)	(39)%

Total	$366.9	$104.9	250%

Operating Income Before Amortization as a percentage of revenue	10%	3%

Retailing

        Revenues for the Retailing sector increased year over year due to improved results at both HSN U.S. and HSN International. Operating Income Before Amortization and operating income increased due to improved results at HSN U.S. as well as restructuring and other charges recognized in 2002 at HSN International related to its operations in Italy and Spain that benefited the year over year comparisons.

  U.S.

        Revenue growth of 9% to $1.8 billion in 2003 reflected a 5% increase in units shipped, a 4% increase in average price point, and a decline in the return rate of 90 basis points. Overall, the product mix shifted slightly from Apparel/Accessories and Jewelry to Health & Beauty and Home-Hard Goods. The shift in product mix increased the average price point, as Home-Hard Goods, which are comprised of items such as computers and electronics, generally carry higher sales prices and reduced return rates, as compared to Apparel/Accessories and Jewelry. The impact of the decrease in return rates on gross profit was $6.8 million. Off air sales, which include Autoship programs for health products and Upsell programs, had increased revenue of $30.3 million, or 20%, over 2002.

        Gross profit remained relatively consistent between years, at 37.1% for 2003 compared with 37.2% in 2002. Changes in product mix that occurred during 2003, shifting into products that carry slightly lower margins, were partially offset by lower markdowns and improvements in fulfillment costs. Operating Income Before Amortization grew 28% to $168.3 million reflecting the growth in revenue, as well as operating efficiencies, as fixed costs as a percentage of revenue declined from 11.6% in 2002 to 11.3% in 2003. In addition, depreciation expense declined $8.7 million compared to 2002.

        The 19% increase in operating income to $117.5 million reflects the increase in Operating Income Before Amortization noted above as well as increased amortization of intangibles of $18.5 million, resulting from the full year impact of the step-up in basis as a result of the Vivendi transaction that occurred in May 2002. Amortization of intangibles includes $2.7 million related to non-cash cable carriage acquired as a result of the VUE transaction.

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

  International

        Revenue growth of 23% to $348.4 million in 2003 was driven by HSE-Germany, which increased revenues by $75.6 million, or 28%. HSE-Germany's growth was primarily due to the favorable impact of foreign exchange rates, which contributed $57.2 million in 2003, or 76% of the growth. HSE-Germany's revenue increased 7% on a year over year Euro-equivalent basis due to improved efficiencies with respect to the ordering process, which has resulted in a decrease in the cancellation rates on orders.

        Operating Income Before Amortization and operating income increased to $4.7 million and $3.4 million, respectively. Negatively impacting Operating Income Before Amortization and operating income in 2002 were $31.4 million of restructuring and other charges recognized related to the closure of its operations in Italy, and a $17.8 million charge for the shut-down of HSN-Espanol, which operated a Spanish language electronic retailing operation serving customers primarily in the United States and Mexico.

Services

        Revenues and Operating Income Before Amortization for the Services sector increased year over year due to improved results at Ticketing and the inclusion of LendingTree, which was acquired in August 2003. In addition, Operating income was negatively impacted in 2002 by a goodwill impairment charge at the Teleservices segment.

  Ticketing

        Revenue growth of 13% to $743.2 million in 2003 was driven by a 9% increase in average revenue per ticket and a 5% increase in the number of tickets sold. Revenues increased $87.9 million, including $52.2 million domestically and $35.7 million internationally, including $11.7 million related to the full year impact of acquisitions made in 2002 in Denmark and the Netherlands. Revenue per ticket increased due to higher convenience and processing fees in both domestic and foreign markets as well as favorable exchange rates from foreign markets. International revenue increased $19.5 million, or 18%, on a year over year local currency basis. Revenues were favorably impacted by the mix of entertainment events, including an above-average number of stadium shows in 2003.

        Operating Income Before Amortization grew 34% to $144.5 million reflecting the positive revenue variance, operating efficiencies and the favorable resolution of tax contingencies of $3.7 million. Fixed costs as a percentage of revenue declined from 28.3% in 2002 to 26.8% in 2003 due to the scalability of the business. The 20% increase in operating income to $116.5 million also reflects the increase in amortization of intangibles of $17.3 million due to IAC's acquisition of the public's minority interest in Ticketmaster during 2003.

  Financial Services and Real Estate

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

  Teleservices

        Teleservices revenue remained flat in 2003 due in part to tough economic conditions affecting the industry. While revenue remained flat, Operating Income Before Amortization and operating income both increased to $12.5 million as compared to 2002. PRC continued to face significant pricing pressure and competition for reduced call volumes but PRC continued to grow organic market share to help offset these pressures.

        Operating income for 2002 included a goodwill impairment charge of $22.2 million recognized in the second quarter and a $7.9 million restructuring charge recognized for the closure of certain call centers. The goodwill impairment charge of $22.2 million noted above related to contingent purchase consideration recorded in the second quarter of 2002 in connection with the purchase of Access Direct.

        Excluding these charges in 2002, operating income increased by $8.7 million due to decreases in call center capacity, fixed costs and depreciation expense in 2003. These costs decreased as management continued to focus on improving operating efficiencies and key strategic initiatives throughout the organization. Revenue for the year ended December 31, 2003 and 2002 includes $17.8 million and $9.9 million, respectively, for services provided to other IAC businesses including those businesses currently presented in discontinued operations.

Media & Advertising

        Revenue declined 7% to $28.7 million in 2003 due to the shift of Citysearch's business model from building web sites for local businesses for an annual fee, to the introduction of a new Pay-For Performance business model in 2003, which is expected to grow over time. Due to cost cutting initiatives introduced in 2002 and continued in 2003, Citysearch was able to decrease its Operating Income Before Amortization losses by 38% as compared to the prior year.

        Operating losses in 2003 improved 19% to a loss of $69.8 million. These results were impacted by a decrease of $5.6 million in merger costs and a $6.4 million decrease in non-cash compensation offset by an $1.3 million increase in amortization of intangibles related primarily to the Ticketmaster buy-in, which included Citysearch, completed by IAC in January 2003.

Membership & Subscriptions

        Revenues, Operating Income Before Amortization and operating income for the Membership & Subscriptions sector increased year over year due primarily to the inclusion of Entertainment

Publications, which was acquired in March 2003 and the inclusion of full year results of Interval, which was acquired in September 2002.

Vacations

        Vacations consisted of the results of Interval from the date of acquisition on September 24, 2002. Interval had increased 2003 revenue of $184.0 million as compared to the period post-acquisition in 2002.

        Interval's 2003 Operating Income Before Amortization and operating income increased $64.6 million and $46.2 million, respectively, as compared to the period post-acquisition in 2002.

  Personals

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

  Discounts

        Discounts consisted of the results of Entertainment Publications from the date of acquisition on March 25, 2003, which contributed $201.5 million of revenue, $46.1 million of Operating Income Before Amortization and $40.4 million of operating income in 2003.

Corporate

        Corporate operating expenses in 2003 were $114.8 million compared with $65.9 million in 2002. The increase was related primarily to non-cash compensation of $30.9 million, including expense related to restricted stock units, which IAC began to issue in 2003 in lieu of stock options, as well as the impact of unvested stock options assumed in the buy-in of Ticketmaster and other acquisitions.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        All IAC common stock share information has been adjusted to reflect IAC's one-for-two reverse stock split in 2005.

        As of December 31, 2004, the Company had $1.0 billion of cash and cash equivalents and restricted cash and cash equivalents and $2.4 billion of marketable securities on hand, including $142.2 million in funds representing amounts equal to the face value of tickets sold by Ticketmaster on behalf of its clients. Ticketmaster net funds collected on behalf of clients increased $15.3 million, $1.7 million and $26.4 million in 2004, 2003 and 2002, respectively, primarily due to timing of settlements with venues.

        Net cash provided by operating activities was approximately $503.7 million in 2004 and $620.9 million in 2003. Cash provided by operations in 2004 was negatively impacted by decreases in accounts payable and accrued liabilities and increases in loans held for sale at Home Loan Center ("HLC") which were not included in the prior year period. In addition, net cash provided by operations was impacted by the payment of approximately $112 million in taxes in 2004, as compared to $15 million in 2003. An additional $7 million and $91 million of taxes were paid in 2004 and 2003, respectively, related to discontinued operations and as such is not included in cash provided by operations. There is a seasonal element to the inventory balances at the Retailing sector and the Discounts segment as inventory tends to be higher in the third quarter in anticipation of the fourth quarter selling season. At December 31, 2004, inventory, net of reserves, increased $25.0 million to $241.0 million from $216.0 million at December 31, 2003.

        Net cash provided by operating activities and available cash in 2004 were used to pay for acquisitions and deal costs, net of acquired cash, of $234.7 million. Cash acquisitions in 2004 primarily relate to ServiceMagic and Home Loan Center. In addition, in 2004, the Company incurred capital expenditures of $167.8 million, including approximately $25.5 million related to the acquisition of HSN's new distribution facility located in Tennessee and used $720.6 million to purchase marketable securities. Net cash provided by operating activities and available cash in 2003 were used to pay for acquisition and deal costs, net of acquired cash, of $387.1 million primarily for the acquisition of Entertainment Publications, $567.1 million to purchase marketable securities and $138.5 million to make capital expenditures.

        Net cash used in financing activities in 2004 of $263.7 million was primarily due to the purchase of treasury stock of $430.3 million, partially offset by the proceeds from the issuance of common stock pursuant to stock option exercises of $147.3 million, increased borrowings under various warehouse lines of credit of $23.4 million and the payment of preferred dividends of $13.1 million. Net cash used in financing activities in 2003 of $525.3 million was primarily due to the purchase of treasury stock of $1.4 billion, the purchase from Vivendi of warrants to acquire 14.1 million shares of IAC common stock for an aggregate purchase price of $407.4 million pursuant to the exercise, as Barry Diller's designee, of a right of first refusal and the repurchase of $92.2 million principal amount of IAC's 6 3/4% Senior Notes due November 15, 2005 for an aggregate purchase price of $100.8 million. These cash outflows were partially offset by proceeds of approximately $1.2 billion related to the sale of 24.4 million shares of common stock to Liberty, pursuant to Liberty's preemptive rights in relation to the Ticketmaster merger, the uDate acquisition, the Expedia.com and Hotels.com mergers and in connection with IAC option exercises between May 2, 2003 and June 3, 2003, as well as proceeds from the issuance of common stock pursuant to stock option exercises of $264.2 million.

        As of December 31, 2004, the Company has $1.4 billion in short and long-term obligations, of which $563.0 million, consisting primarily of 1998 Senior Notes and various warehouse lines of credit, are classified as current. The warehouse lines of credit are used by HLC to fund mortgage and home equity loans. Interest rates under these lines of credit fall within a range of 30-day LIBOR plus 100 - 245 basis points, depending on the underlying quality of the loans in the borrowing base. Under the terms of these lines of credit, HLC is required to maintain various financial and other covenants. IAC anticipates that the repayment of the current maturities related to the 6 3/4% Senior Notes will come from current cash balances while the repayment of the warehouse lines of credit will come from the sale of loans held for sale by HLC. The Company is evaluating alternative funding strategies relative to HLC's business.

        In November 2004, IAC announced that its Board of Directors authorized the repurchase of up to 40 million shares of IAC common stock. This authorization is in addition to the 11.4 million shares IAC has remaining under the repurchase authorizations announced in March 2003 and November 2003, which initially covered a total of 40 million shares. IAC may purchase shares over an indefinite period of time, on the open market or through private transactions, depending on those factors IAC deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. Pursuant to the Board's 2003 authorizations, during 2004 and 2003, IAC purchased 7.9 million and 20.6 million shares for aggregate consideration of $426.9 million and $1.4 billion, respectively. At December 31, 2004, IAC had 51.4 million shares remaining in its authorizations.

        On July 19, 2005 IAC completed the acquisition of Ask Jeeves. Under the terms of the agreement, IAC issued 1.2668 shares of IAC common stock for each share of Ask Jeeves common stock in a tax-free transaction valued as of the date of the agreement at approximately $1.7 billion net of cash acquired of approximately $110.3 million. On May 5, 2005, IAC completed the buy back of 26.4 million shares of IAC common stock for aggregate consideration of $1.2 billion, through its previously authorized share repurchase programs, which represents approximately sixty percent of the number of fully diluted shares IAC issued for the Ask Jeeves acquisition, thus effectively offsetting a substantial portion of the dilution from the transaction. IAC assumed convertible debt of approximately $116.0 million in this transaction.

        On June 7, 2005 IAC completed a transaction with NBC Universal in which it sold its interests in VUE. After paying applicable taxes on the transaction, IAC expects to net approximately $1.0 billion in cash. As part of the consideration in this transaction, IAC received 28.3 million IAC shares valued at $1.4 billion.

        On April 1, 2005, IAC completed it acquisition of Cornerstone Brands, Inc. for approximately $715 million.

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

        Upon completion of the Spin-Off, Expedia is obligated to transfer to IAC all cash and cash equivalents, restricted cash and marketable securities in excess of $100 million, excluding the cash and cash equivalents and restricted cash held by eLong, and all intercompany receivable and payable balances will be extinguished.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Short and Long-term obligations	$1,353,917	$560,262	$18,638	$17,804	$757,213
Capital lease obligations	5,751	2,691	3,059	1	—
Purchase obligations(a)	59,782	39,626	20,156	—	—
Operating leases	373,495	82,942	108,853	80,165	101,535

Total contractual cash obligations	$1,792,945	$685,521	$150,706	$97,970	$858,748

(a)
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments*	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years
	(In Thousands)
Letters of credit	$33,341	$33,321	$20	$—
Guarantees	6,290	5,502	477	311

Total commercial commitments	$39,631	$38,823	$497	$311

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

One-Time Items

        Operating Income Before Amortization is presented before one-time items. These items are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. GAAP results include one-time items. Merger costs incurred by Ticketmaster for investment banking, legal, and accounting fees were related directly to the merger and were the only costs treated as one-time items for calculating Operating Income Before Amortization. These costs were incurred solely in relation to the merger, but may not be capitalized since Ticketmaster was considered the target in the transaction for accounting purposes. These costs do not directly benefit operations in any manner, would not normally be recorded by IAC if not for the fact it already consolidated Ticketmaster, and are all related to the same transaction, as IAC announced its intention to commence its exchange offer for Ticketmaster in 2002. The majority of costs are for advisory services provided by investment bankers, and the amounts incurred in 2003 were pursuant to the same fee letter entered into by Ticketmaster in 2002. Given these factors, we believe it is appropriate to consider these costs as one-time.

Non-Cash Expenses That Are Excluded From Our Non-GAAP Measures

        Amortization of non-cash compensation expense consists of restricted stock and options expense, which relates mostly to unvested options assumed by IAC in its acquisitions as well as expense associated with grants of restricted stock units for compensation purposes. These expenses are not paid in cash and we include the related shares in our fully diluted shares outstanding.

        Amortization of non-cash distribution and marketing expense consists mainly of the non-cash advertising secured from Universal Television as part of the VUE transaction. Ticketmaster and Match.com also recognized non-cash distribution and marketing expense related to barter arrangements, which expired in March 2004, for distribution secured from third parties, whereby advertising was provided by Ticketmaster and Match.com to a third party in return for distribution over the third party's network. The advertising provided was secured by IAC through an agreement with

Universal as part of the VUE transaction. Sufficient advertising has been secured to satisfy existing obligations. We do not expect to replace this non-cash marketing with an equivalent cash expense after it runs out in 2007, nor would IAC incur such amounts absent the advertising received in the VUE transaction.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        The following table is a reconciliation of Operating Income Before Amortization to operating (loss) income and net earnings available to common shareholders for the years ended December 31, 2004, 2003, and 2002.

	Twelve Months Ended December 31,
	2004	2003	2002
	(In Thousands)
Operating Income Before Amortization	$421,552	$366,896	$104,879
Amortization of non-cash distribution and marketing expense	(1,302)	(9,458)	(4,664)
Amortization of non-cash compensation expense	(70,326)	(32,404)	(10,005)
Amortization of intangibles	(185,388)	(186,677)	(98,888)
Goodwill impairment	(184,780)	—	(22,247)
Merger costs(a)	—	(96)	(5,628)

Operating (loss) income	(20,244)	138,261	(36,553)
Interest income	183,106	152,387	99,369
Interest expense	(81,292)	(84,967)	(42,823)
Equity in income (losses) of VUE	16,188	(224,468)	6,107
Equity in income (losses) of unconsolidated affiliates and other	34,534	11,215	(111,787)
Income tax (expense) benefit	(74,266)	24,214	23,545
Minority interest in (income) loss of consolidated subsidiaries	(3,159)	(5,933)	5,237
Gain on contribution of USA Entertainment to VUE, net of tax	—	—	2,378,311
Income from discontinued operations, net of tax	109,994	156,687	93,086
Cumulative effect of accounting change, net of tax	—	—	(461,389)
Preferred dividends	(13,053)	(13,055)	(11,759)

Net earnings available to common shareholders	$151,808	$154,341	$1,941,344

(a)
The Company has incurred costs at Ticketmaster for investment banking, legal and accounting fees related directly to the merger, which are considered as one-time. These costs were incurred solely in relation to the merger, but may not be capitalized since Ticketmaster was considered the target in the transaction for accounting purposes. These costs do not directly benefit operations in any manner, would not normally be recorded by IAC if not for the fact it already consolidated this entity, and are all related to the same transaction, as IAC announced its intention to commence an exchange offer for the company in 2002. The majority of costs are for advisory services provided by investment bankers, and the amounts incurred in 2003 were pursuant to the same fee letters entered into by Ticketmaster in 2002. Given these factors, IAC believes it is appropriate to consider these costs as one-time.

RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the year ended December 31, 2004
	Operating Income Before Amortization	Amortization of non-cash items	Operating income (loss)
Retailing:
U.S.(a)	$194.7	$(52.9)	$141.7
International	4.3	(1.3)	3.0

Total Retailing	199.0	(54.2)	144.7
Services:
Ticketing	164.3	(26.4)	137.9
Financial Services and Real Estate	21.4	(29.0)	(7.6)
Teleservices	17.1	(184.8)	(167.7)
Home Services	0.3	(2.5)	(2.2)

Total Services	203.1	(242.7)	(39.6)
Media & Advertising	(13.3)	(33.8)	(47.1)
Membership & Subscriptions:
Vacations	90.2	(25.2)	65.0
Personals	27.6	(8.7)	18.8
Discounts	22.0	(8.0)	14.0

Total Membership & Subscriptions	139.8	(41.9)	97.9
Emerging Businesses	(1.1)	(3.9)	(5.0)
Corporate and other	(105.9)	(65.2)	(171.2)

TOTAL	$421.6	$(441.8)	$(20.2)

Other income, net			152.5

Earnings from continuing operations before income taxes and minority interest			132.3
Income tax expense			(74.3)
Minority interest in income of consolidated subsidiaries			(3.2)

Earnings from continuing operations			54.9
Income from discontinued operations, net of tax			110.0

Earnings before preferred dividends			164.9
Preferred dividends			(13.1)

Net earnings available to common shareholders			$151.8

	For the year ended December 31, 2003
	Operating Income Before Amortization	Amortization of non-cash items	Merger Costs	Operating income (loss)
Retailing:
U.S.(a)	$168.3	$(50.8)	$—	$117.5
International	4.7	(1.3)	—	3.4

Total Retailing	173.0	(52.1)	—	120.9
Services:
Ticketing	144.5	(28.0)	(0.1)	116.5
Financial Services and Real Estate	1.2	(17.7)	—	(16.5)
Teleservices	12.5	—	—	12.5

Total Services	158.2	(45.7)	(0.1)	112.5
Media & Advertising	(19.9)	(50.0)	—	(69.8)
Membership & Subscriptions:
Vacations	66.2	(25.2)	—	41.0
Personals	31.0	(16.9)	—	14.1
Discounts	46.1	(5.7)	—	40.4

Total Membership & Subscriptions	143.3	(47.8)	—	95.5
Emerging Businesses	(3.8)	(2.1)	—	(5.9)
Corporate and other	(83.9)	(30.9)	—	(114.8)

TOTAL	$366.9	$(228.5)	$(0.1)	$138.3

Other expense, net				(145.8)

Loss from continuing operations before income taxes and minority interest				(7.6)
Income tax benefit				24.2
Minority interest in income of consolidated subsidiaries				(5.9)

Earnings from continuing operations				10.7
Income from discontinued operations, net of tax				156.7

Earnings before preferred dividends				167.4
Preferred dividends				(13.1)

Net earnings available to common shareholders				$154.3

	For the year ended December 31, 2002
	Operating Income Before Amortization	Amortization of non-cash items	Merger Costs	Operating income (loss)
Retailing:
U.S.(a)	$131.4	$(32.6)	$—	$98.7
International	(64.9)	(0.7)	—	(65.6)

Total Retailing	66.5	(33.3)	—	33.1
Services:
Ticketing	108.1	(11.1)	—	96.9
Teleservices	(4.1)	(22.2)	—	(26.4)

Total Services	104.0	(33.4)	—	70.5
Media & Advertising	(32.3)	(48.3)	(5.6)	(86.3)
Membership & Subscriptions:
Vacations	1.6	(6.8)	—	(5.3)
Personals	28.4	(5.8)	—	22.6

Total Membership & Subscriptions	30.0	(12.6)	—	17.3
Emerging Businesses	(2.6)	(2.9)	—	(5.4)
Corporate and other	(60.6)	(5.4)	—	(65.9)

TOTAL	$104.9	$(135.8)	$(5.6)	$(36.6)

Other expense, net				(49.1)

Loss from continuing operations before income taxes and minority interest				(85.7)
Income tax benefit				23.5
Minority interest in loss of consolidated subsidiaries				5.2

Loss from continuing operations before cumulative effect of accounting change				(56.9)
Gain on contribution of USA Entertainment to VUE, net of tax				2,378.3
Income from discontinued operations, net of tax				93.1

Earnings before cumulative effect of accounting change, net of tax				2,414.5
Cumulative effect of accounting change				(461.4)

Earnings before preferred dividends				1,953.1
Preferred dividends				(11.8)

Net earnings available to common shareholders				$1,941.3

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

  •
  How we assess the recoverability of the carrying value of long-lived assets is disclosed in Note 2. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. The determination of cash flows is based upon assumptions and forecasts that may not occur. The December 31, 2004 balance sheet includes $6.4 billion of goodwill and intangible assets, net, $427.3 million of fixed assets, net, and $77.5 million of cable distribution fees, net. IAC updated its analysis of goodwill, intangible assets and long-lived assets during 2004, and we determined that due to continued competition and macroeconomic factors, which have negatively impacted industry valuations, the carrying value of goodwill at the Teleservices segment was impaired by $184.8 million.

  •
  We assess the recoverability of the carrying value of long-term investments based upon our view of current facts and circumstances. Related to VUE, the total carrying amount of our investment is $2.8 billion, consisting of $614.2 million of Preferred A interests, $1.4 billion of Preferred B interests and $781.8 million of common interests, which are accounted for under the equity method of accounting. We have reviewed the carrying value of these investments for indications of permanent declines in value and believe the carrying values are appropriate based upon current facts and circumstances. However, due to the lack of a public market for these instruments, the assessment of value is dependent on an analysis of companies that we believe are comparable, expectations of overall market conditions, the operating performance of VUE, the impact of the transaction between Vivendi and General Electric, and other factors that are subject to judgment. On June 7, 2005 IAC completed a transaction with NBC Universal in which IAC sold its common and preferred interests in VUE for approximately $3.4 billion in aggregate consideration.

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

  •
  Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 7, and reflect management's assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and the probability of realization. As of December 31, 2004, the balance of long term deferred tax liabilities, net, is $2.0 billion, including $1.0 billion related to the VUE limited partnership. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or based upon review of our tax returns by the Internal Revenue Service, as well as operating results of the Company that vary significantly from budgets.

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

  •
  The Company accounts for stock-based compensation issued to employees in accordance with SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure" which amends FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. The Company adopted the expense recognition provision of SFAS 123 and is providing expense for stock-based compensation for grants made on or after January 1, 2003 on a prospective basis as provided by SFAS 148, and will continue to provide pro forma information in the notes to financial statements to provide the results as if all equity awards issued in prior years were being expensed. As disclosed in the notes to financial statements, the Company estimated the fair value of options issued at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002: risk-free interest rates of 3.30% in 2004, 2.78% in 2003 and 2.78% in 2002; a volatility factor of 43%, 50% and 50%, respectively; and a weighted average expected life of the options of five years. The impact on pro forma compensation expense for the year ended December 31, 2004, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor, and a one year increase in the weighted average expected life of the options would be an increase of $9.9 million, $16.3 million, and $13.2 million, respectively. The Company also issues restricted stock units. For restricted stock units issued, the accounting charge is measured as the fair value at the grant date and amortized ratably as non-cash compensation over the vesting term.

Critical Accounting Policies and Estimates—Discontinued Operations

  •
  The prevailing accounting guidance applied by Hotels.com and Expedia.com with respect to the presentation of revenue on a gross versus a net basis is contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as later clarified by Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19)." The consensus of this literature is that the presentation of revenue as "the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee" is a matter of judgment that depends on the relevant facts and circumstances. If the conclusion drawn is that Expedia performs as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis. In making an evaluation of this issue, some of the factors that should be considered are: whether Expedia is the primary obligor in the arrangement (strong indicator); whether Expedia has general inventory risk (before customer order is placed or upon customer return) (strong indicator); and whether Expedia has latitude in establishing price. EITF 99-19 clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. The positions taken by Hotels.com and Expedia.com reflect their interpretation of their respective fact patterns as well as their qualitative weighing of the indicators outlined in EITF 99-19. See Note 2 "Summary of Significant Accounting Policies," Discontinued Operations—Revenue Recognition, in the Notes to Consolidated Financial Statements for discussion of the factors considered by Hotels.com and Expedia.com in arriving at their conclusions. Beginning January 1, 2004, as part of the integration of Expedia's businesses, Hotels.com conformed its merchant hotel business practices with those of the other Expedia businesses. As a result, IAC commenced prospectively reporting revenue for Hotels.com on a net basis, consistent with Expedia.com's historical practice.

  •
  Some states and localities impose a transient occupancy or accommodation tax, or a form of sales tax, on the use or occupancy of hotel accommodations. Hotel operators generally collect and remit these taxes to the various tax authorities. Consistent with this practice, when a customer books a room through one of Expedia's travel services, the hotel charges taxes based on the room rate paid to the hotel, Expedia pays those taxes invoiced by the hotel and Expedia recovers an equivalent amount from the customer. Expedia does not remit occupancy taxes on the portion of the customer payment it retains, and some jurisdictions have questioned Expedia's practice in this regard. While the applicable tax provisions vary among the jurisdictions, Expedia generally believes that it is not required to remit such occupancy taxes. Expedia is engaged in discussions with tax authorities in various jurisdictions to resolve this issue, but the ultimate resolution in all jurisdictions cannot be determined at this time. IAC does not believe, however, that the amount of liability of Expedia on account of this issue, if any, will have a material adverse effect on its past or future financial results. Expedia has established a reserve with respect to potential occupancy tax liability for prior and current periods, consistent with applicable accounting principles and in light of all current facts and circumstances. Expedia's reserves represent its best estimate of the contingent liability related to occupancy tax in respect of prior and current periods. A variety of factors could affect the amount of the liability (both past and future), which factors include, but are not limited to, the number of, and amount of revenue represented by, jurisdictions that ultimately assert a claim and prevail in assessing such additional tax or negotiate a settlement and changes in relevant statutes. IAC notes that there are more than 7,000 taxing jurisdictions in the United States, and it is not feasible to analyze the statutes, regulations and judicial and administrative rulings in every jurisdiction. Rather, Expedia has obtained the advice of state and local tax experts with respect to tax laws of certain states and local jurisdictions that represent a large portion of Expedia's hotel revenue. It is possible that some jurisdictions may introduce new legislation regarding the imposition of occupancy taxes on businesses that arrange the booking of hotel accommodations. IAC will continue to monitor the issue closely and provide additional disclosure, as well as adjust the level of reserves, as developments warrant. The reserve balance at December 31, 2004 and 2003 is $14.1 million and $13.2 million, respectively. Additionally, IAC and certain of its Expedia businesses are involved in occupancy tax related litigation which was discussed in "Item 3—Legal Proceedings" of IAC's Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

Seasonality

        Revenues from existing members in the Vacations segment are influenced by the seasonal nature of planned family travel with the first quarter generally experiencing the strongest bookings and the fourth quarter generally experiencing weaker bookings.

        Seasonality also impacts IAC's Retailing sector, with sales highest in the fourth quarter, but not to the same extent it impacts the retail industry in general.

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

        On December 16, 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Public entities are required to apply Statement 123(R) no later than the first quarter of 2006.

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

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's current financial condition or results of operations.

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

                      /s/ Ernst & Young LLP

New York, New York
September 22, 2005

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Service revenue	$1,719,128	$1,509,809	$1,130,904
Product sales	2,469,151	2,313,680	1,898,471

Net revenue	4,188,279	3,823,489	3,029,375
Cost of sales—service revenue	908,630	852,292	726,407
Cost of sales—product sales	1,487,618	1,396,077	1,202,519

Gross profit	1,792,031	1,575,120	1,100,449
Selling and marketing expense	575,754	491,447	319,967
General and administrative expense	492,121	442,985	342,305
Other operating expense	87,254	65,736	70,112
Amortization of cable distribution fees	69,232	67,453	58,926
Amortization of non-cash distribution and marketing expense	1,302	9,458	4,664
Amortization of non-cash compensation expense	70,326	32,404	10,005
Amortization of intangibles	185,388	186,677	98,888
Depreciation expense	144,576	140,582	150,130
Restructuring	1,542	21	54,130
Goodwill impairment	184,780	—	22,247
Merger costs	—	96	5,628

Operating (loss) income	(20,244)	138,261	(36,553)
Other income (expense):
Interest income	183,106	152,387	99,369
Interest expense	(81,292)	(84,967)	(42,823)
Equity in income (losses) of VUE	16,188	(224,468)	6,107
Equity in income (losses) of unconsolidated affiliates and other	34,534	11,215	(111,787)

Total other income (expense), net	152,536	(145,833)	(49,134)

Earnings (loss) from continuing operations before income taxes and minority interest	132,292	(7,572)	(85,687)
Income tax (expense) benefit	(74,266)	24,214	23,545
Minority interest in (income) loss of consolidated subsidiaries	(3,159)	(5,933)	5,237

Earnings (loss) from continuing operations before cumulative effect of accounting change	54,867	10,709	(56,905)
Gain on contribution of USA Entertainment to VUE, net of tax	—	—	2,378,311
Income from discontinued operations, net of tax	109,994	156,687	93,086

Earnings before cumulative effect of accounting change	164,861	167,396	2,414,492
Cumulative effect of accounting change, net of tax	—	—	(461,389)

Earnings before preferred dividends	164,861	167,396	1,953,103
Preferred dividends	(13,053)	(13,055)	(11,759)

Net earnings available to common shareholders	$151,808	$154,341	$1,941,344

Earnings (loss) per share from continuing operations before cumulative effect of accounting change available to common shareholders:
Basic earnings (loss) per common share	$0.12	$(0.01)	$(0.32)
Diluted earnings (loss) per common share	$0.11	$(0.01)	$(0.32)
Earnings per share before cumulative effect of accounting change available to common shareholders:
Basic earnings per common share	$0.44	$0.51	$11.27
Diluted earnings per common share	$0.41	$0.51	$11.27
Net earnings per share available to common shareholders:
Basic earnings per common share	$0.44	$0.51	$9.11
Diluted earnings per common share	$0.41	$0.51	$9.11

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$999,698	$759,617
Restricted cash and cash equivalents	41,377	31,356
Marketable securities	2,409,745	2,419,735
Accounts and notes receivable, net of allowance of $19,150 and $24,940, respectively(*)	353,579	272,789
Loans available for sale, net	206,256	—
Inventories, net	240,917	215,995
Deferred income taxes	107,220	62,953
Other current assets	100,148	97,563
Assets held for sale	339,880	61,577
Current assets of discontinued operations	316,947	293,391

Total current assets	5,115,767	4,214,976
PROPERTY, PLANT AND EQUIPMENT:
Computer and broadcast equipment	649,845	566,716
Buildings and leasehold improvements	145,645	144,080
Furniture and other equipment	135,268	134,336
Land	21,160	21,164
Projects in progress	64,321	27,311

	1,016,239	893,607
Less: accumulated depreciation and amortization	(588,982)	(501,447)

Total property, plant and equipment	427,257	392,160
OTHER ASSETS:
Goodwill	5,361,825	5,324,758
Intangible assets, net	1,054,302	1,149,633
Long-term investments	1,469,020	1,400,891
Preferred interest exchangeable for common stock	1,428,530	1,428,530
Cable distribution fees, net	77,484	126,846
Note receivables and advances, net of current portion	615	14,507
Deferred charges and other(*)	94,597	92,143
Non-current assets held for sale	—	211,379
Non-current assets of discontinued operations	7,369,468	7,212,632

Total other assets	16,855,841	16,961,319

TOTAL ASSETS	$22,398,865	$21,568,455

(*)
See Note 15 for discussion of related parties.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
	(In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations and short-term borrowings	$562,953	$2,283
Accounts payable, trade	259,510	231,009
Accounts payable, client accounts	176,921	142,002
Accrued distribution fees	36,903	39,142
Deferred revenue	99,258	83,894
Income tax payable	56,672	89,371
Other accrued liabilities	389,365	402,564
Liabilities held for sale	295,773	16,930
Current liabilities of discontinued operations	1,015,083	870,986

Total current liabilities	2,892,438	1,878,181
Long-term obligations, net of current maturities	796,715	1,117,826
Other long-term liabilities	101,332	64,660
Non-current liabilities held for sale	—	218,463
Non-current liabilities of discontinued operations	423,521	391,280
Deferred income taxes	2,130,386	2,058,435
Common stock exchangeable for preferred interest	1,428,530	1,428,530
Minority interest	20,639	(4,505)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 13,118,182 issued and outstanding	131	131
Common stock $.01 par value; authorized 1,600,000,000 shares; issued 348,491,650 and 339,503,457 shares, respectively, and outstanding 316,509,775 and 315,511,408 shares, respectively, including 154,326 and 226,018 of restricted stock, respectively	3,485	3,395
Class B convertible common stock $.01 par value; authorized 400,000,000 shares; issued and outstanding 32,314,998 shares	323	323
Additional paid-in capital	14,062,605	13,638,644
Retained earnings	2,428,760	2,276,952
Accumulated other comprehensive income	81,051	36,896
Treasury stock 31,981,875 and 23,992,049 shares, respectively	(1,966,053)	(1,535,758)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	14,605,304	14,415,585

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,398,865	$21,568,455

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Class B Convertible Common Stock						Note Receivable from Key Executive for Common Stock Issuance
		Preferred Stock		Common Stock						Accum. Other Comp. Income (Loss)
								Addit. Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
Balance as of December 31, 2001	$3,945,501	$—	—	$1,607	160,737	$315	31,517	$3,920,326	$181,267	$(11,605)	$(141,411)	$(4,998)
Comprehensive income:
Net income for the year ended December 31, 2002	1,953,103	—	—	—	—	—	—	—	1,953,103	—	—	—
Increase in unrealized gains in available for sale securities	3,416	—	—	—	—	—	—	—	—	3,416	—	—
Foreign currency translation	23,886	—	—	—	—	—	—	—	—	23,886	—	—

Comprehensive income	1,980,405

Issuance of securities in connection with the Expedia transaction	1,497,894	131	13,118	103	10,291	—	—	1,497,660	—	—	—	—
Issuance of common stock upon exercise of stock options	144,521	—	—	46	4,604	—	—	144,475	—	—	—	—
Income tax benefit related to stock options exercised	7,620	—	—	—	—	—	—	7,620	—	—	—	—
Issuance of stock in connection with other transactions	61,871	—	—	12	1,185	—	—	61,859	—	—	—	—
Issuance of stock for LLC Exchange	178,650	—	—	35	3,540	—	—	178,615	—	—	—	—
Issuance of stock for Holdco Exchange	750,695	—	—	158	15,810	8	798	750,529	—	—	—	—
Issuance of stock and warrants in VUE transaction	810,873	—	—	—	—	—	—	810,873	—	—	—	—
Common stock exchangeable for preferred interest	(1,428,530)	—	—	—	—	—	—	(1,428,530)	—	—	—	—
Dividends on preferred stock	(11,759)	—	—	—	—	—	—	—	(11,759)	—	—	—
Purchase of treasury stock	(6,278)	—	—	—	—	—	—	—	—	—	(6,278)	—

Balance as of December 31, 2002	$7,931,463	$131	13,118	$1,961	196,167	$323	32,315	$5,943,427	$2,122,611	$15,697	$(147,689)	$(4,998)
Comprehensive income:
Net income for the year ended December 31, 2003	167,396	—	—	—	—	—	—	—	167,396	—	—	—
Decrease in unrealized gains in available for sale securities	(3,010)	—	—	—	—	—	—	—	—	(3,010)	—	—
Foreign currency translation	24,649	—	—	—	—	—	—	—	—	24,649	—	—
Net loss on derivative contracts	(440)	—	—	—	—	—	—	—	—	(440)	—	—

Comprehensive income	188,595

Issuance of securities in connection with the Ticketmaster merger	867,799	—	—	227	22,736	—	—	867,572	—	—	—	—
Issuance of securities in connection with the uDate transaction	132,892	—	—	27	2,740	—	—	132,865	—	—	—	—
Issuance of securities in connection with the Hotels.com merger	1,179,308	—	—	222	22,158	—	—	1,179,086	—	—	—	—
Issuance of securities in connection with the Liberty preemptives	1,165,879	—	—	244	24,351	—	—	1,165,635	—	—	—	—
Issuance of securities in connection with the Expedia transaction	3,569,400	—	—	504	50,381	—	—	3,568,896	—	—	—	—
Issuance of securities in connection with the LendingTree transaction	720,685	—	—	94	9,383	—	—	720,591	—	—	—	—
Issuance of securities in connection with the Hotwire.com transaction	5,848	—	—	—	—	—	—	5,848	—	—	—	—
Issuance of common stock upon on exercise of warrants	11,461	—	—	3	250	—	—	11,458	—	—	—	—
Vesting of restricted stock units	4,111	—	—	—	33	—	—	4,111	—	—	—	—
Issuance of common stock upon exercise of stock options, restricted stock and other	264,257	—	—	113	11,305	—	—	264,144	—	—	—	—
Income tax benefit related to stock options exercised	107,855	—	—	—	—	—	—	107,855	—	—	—	—
Purchase and cancellation of warrants	(440,044)	—	—	—	—	—	—	(440,044)	—	—	—	—
Dividends on preferred stock	(13,055)	—	—	—	—	—	—	—	(13,055)	—	—	—
Amortization of non-cash compensation	107,200	—	—	—	—	—	—	107,200	—	—	—	—
Purchase of treasury stock	(1,388,069)	—	—	—	—	—	—	—	—	—	(1,388,069)	—

Balance as of December 31, 2003	$14,415,585	$131	13,118	$3,395	339,504	$323	32,315	$13,638,644	$2,276,952	$36,896	$(1,535,758)	$(4,998)
Comprehensive income:
Net income for the year ended December 31, 2004	164,861	—	—	—	—	—	—	—	164,861	—	—	—
Increase in unrealized gains in available for sale securities	17,104	—	—	—	—	—	—	—	—	17,104	—	—
Foreign currency translation	28,021	—	—	—	—	—	—	—	—	28,021	—	—
Net increase in loss on derivative contracts	(970)	—	—	—	—	—	—	—	—	(970)	—	—

Comprehensive income	209,016

Issuance of common stock upon exercise of stock options, restricted stock and other	170,485	—	—	90	8,988	—	—	170,395	—	—	—	—
Income tax benefit related to stock options exercised and restricted stock	12,352	—	—	—	—	—	—	12,352	—	—	—	—
Dividends on preferred stock	(13,053)	—	—	—	—	—	—	—	(13,053)	—	—	—
Amortization of non-cash compensation	241,214	—	—	—	—	—	—	241,214	—	—	—	—
Purchase of treasury stock	(430,295)	—	—	—	—	—	—	—	—	—	(430,295)	—

Balance as of December 31, 2004	$14,605,304	$131	13,118	$3,485	348,492	$323	32,315	$14,062,605	$2,428,760	$81,051	$(1,966,053)	$(4,998)

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

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Earnings (loss) from continuing operations before cumulative effect of accounting change	$54,867	$10,709	$(56,905)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	329,964	327,259	249,018
Goodwill impairment	184,780	—	22,247
Amortization of non-cash distribution and marketing expense	1,302	9,458	4,664
Amortization of non-cash compensation expense	70,326	32,404	10,005
Amortization of cable distribution fees	69,232	67,453	58,926
Amortization of deferred financing costs	—	249	1,016
Deferred income taxes	(10,585)	(113,174)	(37,516)
Loss on retirement of bonds	—	8,639	1,970
Equity in (income) losses of unconsolidated affiliates, including VUE	(31,867)	220,832	119,191
Non-cash interest income	(41,703)	(36,468)	(22,448)
Minority interest in income (losses) of consolidated subsidiaries	3,159	5,933	(5,237)
Increase in cable distribution fees	(20,093)	(27,324)	(74,314)
Changes in current assets and liabilities:
Accounts receivable and notes	(33,455)	(30,584)	38,451
Inventories	(23,019)	(6,138)	(1,388)
Prepaids and other assets	(5,713)	1,752	(20,636)
Accounts payable and accrued liabilities	(78,365)	127,309	14,802
Deferred revenue	28,487	61,716	972
Funds collected by Ticketmaster on behalf of clients, net	15,335	1,683	26,381
Other, net	(8,996)	(40,793)	24,987

Net cash provided by operating activities	503,656	620,915	354,186

Cash flows (used in) provided by investing activities:
Acquisitions, net of cash acquired	(234,743)	(387,124)	(822,303)
Capital expenditures	(167,790)	(138,511)	(114,140)
Recoupment of advance to Universal	—	—	39,422
Purchase of marketable securities	(3,368,128)	(5,937,941)	(2,228,135)
Proceeds from sale of marketable securities	2,647,501	5,370,883	1,625,287
Decrease (increase) in long-term investments and notes receivable	13,284	(9,225)	(21,519)
Proceeds from VUE Transaction	—	—	1,618,710
Proceeds from sale of broadcast stations	—	—	589,625
Other, net	7,839	36,586	(16,148)

Net cash (used in) provided by investing activities	(1,102,037)	(1,065,332)	670,799

Cash flows (used in) provided by financing activities:
Borrowings	25,201	—	21,482
Principal payments on long-term obligations	(1,479)	(28,033)	(81,007)
Purchase of treasury stock by IAC and subsidiaries	(430,295)	(1,387,463)	(6,278)
Payment of mandatory tax distribution to LLC partners	—	—	(154,083)
(Repurchase) issuance of notes	—	(101,379)	697,000
Purchase of Vivendi warrants	—	(407,398)	—
Tax withholding payments on retired Expedia warrants	—	(32,247)	—
Proceeds from subsidiary stock, including stock options	—	—	26,187
Proceeds from issuance of common stock, including stock options	147,283	1,430,053	151,708
Preferred dividends	(13,053)	(13,055)	(10,222)
Other, net	8,689	14,232	(32,612)

Net cash (used in) provided by financing activities	(263,654)	(525,290)	612,175
Net cash provided by (used in) discontinued operations	1,079,101	(180,866)	(45,258)
Effect of exchange rate changes on cash and cash equivalents	23,015	16,337	9,775

Net increase (decrease) in cash and cash equivalents	240,081	(1,134,236)	1,601,677
Cash and cash equivalents at beginning of period	759,617	1,893,853	292,176

Cash and cash equivalents at end of period	$999,698	$759,617	$1,893,853

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION

        IAC/InterActiveCorp operates leading and diversified businesses in sectors being transformed by the internet, online and offline... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC currently operates a diversified portfolio of specialized and global brands in the retailing, services, media & advertising and membership & subscriptions. IAC enables billions of dollars of consumer-direct transactions for products and services via the internet and telephone. IAC/InterActiveCorp is referred to herein as either IAC or the Company.

        IAC consists of the following sectors:

  •
  Retailing, which includes U.S. and International;

  •
  Services, which includes Ticketing, Financial Services & Real Estate, Teleservices and Home Services (since September 2004);

  •
  Media & Advertising; and

  •
  Membership & Subscriptions, which includes Vacations, Personals and Discounts.

        On December 21, 2004, IAC announced its plans to separate its travel businesses into an independent public company in order to better achieve certain strategic objectives of its various businesses. In these consolidated financial statements, we refer to this transaction as the "Spin-Off" and to the new company that holds the travel and travel-related businesses of IAC as "Expedia." IAC completed the Spin-Off on August 9, 2005. Immediately prior to the Spin-Off, IAC effected a one-for-two reverse stock split. Following the completion of the Spin-Off:

  •
  Expedia consists of the travel and travel-related businesses and investments that IAC operated (other than Interval and TV Travel Shop, which were not spun-off by IAC with Expedia); and

  •
  IAC continues to operate and/or manage its remaining businesses and investments, which currently comprise its Retailing, Services, Media & Advertising and Membership & Subscriptions sectors. TV Travel Shop ceased operations in the second quarter of 2005.

        In addition, in March 2005, the Company entered into an agreement to sell its 48.6% ownership in EUVÍA. The sale closed on June 2, 2005. Accordingly, the results of operations and statements of position of Expedia, EUVÍA and TV Travel Shop have been classified as discontinued operations for all periods presented.

Subsequent Events and Recent Developments

        On July 19, 2005 IAC completed the acquisition of Ask Jeeves, Inc. ("Ask Jeeves"), a leading provider of world-class information retrieval technologies, brands and services that are available to consumers across a range of platforms, including destination websites, downloadable search-based applications and portals. Under the terms of the agreement, IAC issued 1.2668 shares of IAC common stock for each share of Ask Jeeves common stock in a tax-free transaction valued as of the date of the agreement at approximately $1.7 billion net of cash acquired. On May 5, 2005, IAC completed the buy back of 26.4 million shares of IAC common stock, through its previously authorized share repurchase programs, which represents approximately sixty percent of the number of fully diluted shares IAC issued for the Ask Jeeves acquisition, thus effectively offsetting a substantial portion of the dilution from the transaction. The Media & Advertising sector will include the results of Ask Jeeves beginning in the third quarter of 2005.

        On June 7, 2005, IAC completed a transaction with NBC Universal in which IAC sold its common and preferred interests in VUE for approximately $3.4 billion in aggregate consideration.

        On April 1, 2005, IAC completed it acquisition of Cornerstone Brands, Inc., a portfolio of leading print catalogs and online retailing sites that sell home products and leisure and casual apparel for approximately $715 million. The U.S. Retailing segment will include the results of Cornerstone Brands beginning in the second quarter of 2005.

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

Retailing

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

        International consisted, as of December 31, 2004, of HSE-Germany as well as minority interests in home shopping businesses in China and Japan. HSE-Germany operates a German-language home shopping business that is broadcast 24 hours a day, seven days a week, to millions of households in Germany, Austria and Switzerland.

Services

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

  Financial Services & Real Estate

        Financial Services and Real Estate consists of LendingTree, and the brands and businesses it operates. As of December 31, 2004, Lending Tree's primary businesses were online exchanges that connect consumers and service providers in the lending and real estate industries and offer related services and products. In December 2004, LendingTree acquired Home Loan Center, a consumer direct lender now known as LendingTree Loans, which originates, processes, approves and funds loans in its own name.

  Teleservices

        PRC provides outsourced customer lifecycle management solutions, both domestically and internationally, to a diversified portfolio of companies. PRC uses its industry specific business process expertise and enabling technologies to support the brand experience and customer relationship management strategies of its clients.

  Home Services

        Home Services consists primarily of ServiceMagic and the brands and businesses it operates. ServiceMagic is a leading online marketplace that connects consumers with pre-screened, customer-rated home service professionals. IAC acquired ServiceMagic in September 2004.

Media & Advertising

        Media & Advertising consists of Citysearch and Evite and the respective brands and businesses they operate, and will include Ask Jeeves from the date of its acquisition on July 19, 2005. Citysearch is a network of local city guide websites that offer primarily original local content for major cities in the United States and abroad, as well as practical transactional tools. Evite primarily provides free online invitation services, as well as user specific recommendation platforms for restaurants, bars and clubs and a searchable database of over 59,000 live events.

Membership & Subscriptions

  Vacations

        Vacations consists of Interval, a leading membership-services company providing timeshare exchange and other value-added programs to its timeshare-owning members and resort developers worldwide.

  Personals

        Personals consist primarily of Match.com, uDate.com and related brands. These brands and their networks serviced approximately 983,000 subscribers as of December 31, 2004 and offer single adults a convenient and private environment for meeting other singles through their respective websites, as well as through Match.com's affiliated networks.

  Discounts

        Discounts consists of Entertainment Publications, a leading marketer of coupon books, discounts, merchant promotions and Sally Foster Gift Wrap. Entertainment Publications serves many major markets and does business with tens of thousands of local merchants, as well as national retailers.

Discontinued Operations

        As noted above, the results of operations and statements of position of Expedia, EUVÍA and TV Travel Shop are presented as discontinued operations for all periods presented. In addition, during the second quarter of 2003, USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. Accordingly, the results of operations and statements of position of these businesses are presented as discontinued operations for all periods presented. Further, through May 7, 2002, the Company's results also included the USA Entertainment Group, consisting of USA Cable, including USA Network and Sci Fi Channel and Emerging Networks TRIO, Newsworld International and Crime; Studios USA, which produced and distributed television programming; and USA Films, which produced and distributed films. The USA Entertainment Group was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002 (the "VUE Transaction"). Accordingly, the results of operations and statement of position of USA Entertainment are presented as a discontinued operation through May 7, 2002.

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

Revenue Recognition

    Retailing

        Revenues from retailing primarily consist of merchandise sales and are reduced by incentive discounts and sales returns to arrive at net sales. Domestically, revenues are recorded upon credit card transaction settlement, which for sales shipped from our warehouse facilities, occurs when the order is allocated from available inventory. Credit card transaction settlement for products shipped directly by our vendors to our customers occurs when the Company receives a shipment confirmation from the vendor. Revenues for international sales are recorded upon shipment. HSN's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of receipt. Allowances for returned merchandise and other adjustments are provided based upon past experience. The cost of merchandise to be returned is estimated by applying each month's historical gross margin percentage to a multi-year analysis of estimated sales return rates. Shipping and handling return accruals are estimated using historical percentages of shipping and handling revenue to sales. The Company believes that actual returns on HSN product sales have not materially varied from estimates in any of the financial statement periods presented. HSN's estimated return rates decreased to 16.2% in 2004 from 17.7% in 2003 and from 18.6% in 2002.

    Services

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

  Home Loan Center

        HLC's revenues are primarily derived from the origination and sale of loans. Mortgage and home equity loans are funded through warehouse lines of credit and sold to loan purchasers typically within thirty days. A gain or loss resulting from the sale of a loan is recognized at the date the loan is sold and is based on the difference between the sale proceeds received and the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. HLC sells its loans on a servicing released basis, meaning HLC gives up the right to service the loan on an ongoing basis, thereby earning an additional premium upon sale. The recognition of gain or loss on the sale of loans is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

  Home Services

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

    Membership & Subscriptions

  Vacations

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

  Discounts

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

Marketable Securities

        The Company accounts for marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The Company invests in certain marketable securities, which consist primarily of short-to-intermediate-term fixed income securities issued by U.S. government agencies and municipalities. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. The Company also invests in certain auction rate preferred equity and debt securities that have been classified as marketable securities in the accompanying balance sheets. All marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from accumulated other comprehensive income into earnings.

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

Asset Category	Depreciation/ Amortization Period
Computer and broadcast equipment	2 to 10 Years
Buildings	10 to 40 Years
Leasehold improvements	1 to 39 Years
Furniture and other equipment	3 to 10 Years

Goodwill and Indefinite-Lived Purchased Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually at the beginning of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with

SFAS No. 142. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, IAC records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. IAC recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

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

Advertising

        Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and principally represent offline costs, including television and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was $224.4 million, $148.4 million and $78.9 million, respectively.

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

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148") which amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The Company adopted the expense recognition provision of SFAS No. 123 and is providing expense for stock-based compensation for grants made on or after January 1, 2003 on a prospective basis as provided by SFAS No. 148, and will continue to provide pro forma information in the notes to financial statements to provide the results as if all equity awards issued in prior years were being expensed. The Company will continue to account for stock-based compensation granted prior to January 1, 2003 in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." For restricted stock units issued, the value of the instrument is measured at the grant date at the fair value of IAC's common stock and amortized ratably as non-cash compensation over the vesting term. For stock options issued since 2003, including unvested options assumed in acquisitions, the value of the options is measured on grant date (or acquisition date, if applicable) at fair value and amortized over the remaining vesting term.

        The following table illustrates the effect on net earnings available to common shareholders and net earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Years Ended December 31,
	2004	2003	2002
Net earnings available to common shareholders, as reported	$151,808	$154,341	$1,941,344
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	147,824	75,242	8,157
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(166,945)	(151,390)	(158,069)

Pro forma net earnings	$132,687	$78,193	$1,791,432

Earnings per share (adjusted to reflect IAC's one-for-two reverse stock split in 2005):
Basic as reported	$0.44	$0.51	$9.11
Basic pro forma	$0.38	$0.26	$8.40
Diluted as reported	$0.41	$0.51	$9.11
Diluted pro forma	$0.36	$0.26	$8.40

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis. See below under Recent Accounting Pronouncements for a discussion of FASB Statement No. 123 (R) "Share-Based Payment," which was issued in December 2004. See Note 13 for further discussion of stock-based compensation plans.

Minority Interest

        Minority interest in 2004 primarily represents minority ownership in HSE-Germany. Minority interest in 2003 primarily represents minority ownership in HSE-Germany as well as the public's ownership of Ticketmaster until the date of its buy-in. Minority interest in 2002 primarily represents Universal Studios, Inc.'s ("Universal") and Liberty Media Corporation's ("Liberty") ownership interest in USANi LLC through May 7, 2002, Liberty's ownership interest in Home Shopping Network, Inc. through June 27, 2002, the public's minority interests in Ticketmaster and HSE-Germany.

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

        Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles, including goodwill and other long-lived assets, deferred income taxes, including related valuation allowance, carrying amount of long-term investments, including the Company's investment in VUE and various other operating allowances, reserves and accruals and assumptions related to the determination of stock-based compensation.

Certain Risks and Concentrations

        The Company's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud. The Company also depends on global distribution system partners and third party service providers for processing certain fulfillment services.

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

Derivative Instruments

        In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates and foreign exchange rates using financial instruments deemed appropriate by management. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps and forward contracts, to hedge certain interest rate and foreign exchange exposures. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, respectively, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Derivative positions are used only to manage underlying exposures of IAC. IAC does not use derivative financial instruments for speculative purposes. The Company formally designates and documents all of its hedging relationships as either fair value hedges or cash flow hedges, as applicable, and documents the objective and strategy for undertaking the hedge transactions. IAC applies hedge accounting based upon the criteria established by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company recognizes all derivative instruments at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the statement of operations or other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of operations when the hedged transaction affects earnings. For derivatives recognized as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations. See Note 6 for a full description of IAC's derivative financial instruments.

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

        The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in SFAS No. 148. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under Statement 123(R). Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is currently assessing the impact of this pronouncement on its consolidated statement of operations and statement of cash flows.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's current financial condition or results of operations.

Reclassifications

        Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2004 presentation, including amounts related to the VUE deferred tax liability that were previously classified as minority interest, and have been reclassified for all periods presented as a reduction in the deferred tax liability.

        The statements of operations, balance sheets and statements of cash flows of Expedia, EUVÍA, TV Travel Shop, USA Entertainment, USA Broadcasting, Styleclick, ECS and Avaltus have been classified as discontinued operations for all periods presented. See Note 21 for further discussion of discontinued operations.

Discontinued Operations

    Revenue Recognition

  Merchant Hotel

        Expedia.com, Hotels.com and Hotwire all generate merchant hotel revenues. Merchant hotel revenues at Expedia.com and Hotels.com are billed to customers at the time of booking and are included in deferred revenue/deferred merchant bookings until the customers' stay occurs, at which point revenues are recognized. Hotwire recognizes net revenue when the customer completes a transaction on its website since all transactions are nonrefundable and generally noncancelable and Hotwire has no significant post-delivery obligations. A reserve for chargebacks and cancellations is recorded at the time of the transaction based on historical experience.

        As a result of the integration of the Expedia.com and Hotels.com merchant hotel businesses, Hotels.com conformed its merchant hotel business practices with those of the other IAC Travel businesses. As a result, beginning January 1, 2004, IAC commenced prospectively reporting revenue for Hotels.com on a net basis, consistent with Expedia.com's historical practice, 2003 and 2002 results have not been reclassified and are not comparable to the results presented in 2004. Prior to 2004, Hotels.com presented merchant hotel revenue at the gross amount charged to its customers while Expedia.com presented merchant hotel revenue net of the amount paid to the hotel property for the room. There has been no impact to operating income from the change in reporting.

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

        The principal factor in determining gross versus net presentation by each company was the consideration of their relationship with the customer as the primary obligor. Each of the companies provides extensive customer service and support for its customers. Effective January 1, 2004, both Expedia.com and Hotels.com believe that the supplier hotel is principally liable to its merchant hotel customers in all situations where the customer does not receive hotel services booked through Expedia.com or Hotels.com, namely in the event that merchant hotel products and services made available by Expedia.com or Hotels.com is unavailable, or that the room, or the hotel itself, does not have the amenities or is not of the general caliber described in the promotional materials. Each company provides customer service support to help resolve issues, even though such customer support could typically involve issues for which each company is not principally liable.

        Hotels.com and Expedia.com generally have latitude to establish and change prices charged to customers.

        Each company generally contracts in advance with hotels and other lodging properties at negotiated discount prices. Historically Hotels.com contracts specifically identified the number of rooms and the negotiated discount prices of the rooms to which Hotels.com would have access over the terms of the contracts, which generally range from 1 to 3 years, while Expedia.com contracts were not specific in the number of rooms and the rates of the rooms to which Expedia.com would have access over the terms of their contracts. The two companies began primarily using a combined agreement in 2004, which is a blend of the two agreements. Unbooked hotel room allotments may be returned by each company with no obligation to the hotel properties within a period specified in each contract. Each company bears the risk of loss for all rooms cancelled by a customer subsequent to the cutoff period. However, each company has mitigated its risk of loss, principally by charging its customers a cancellation fee, and to date, losses have been insignificant.

        Due to the difference in revenue recognition in the periods prior to January 1, 2004, Hotels.com and Expedia.com classified credit card merchant fees, call center and data center costs differently in the prior periods. Based on Hotels.com gross revenue presentation, its "costs of goods" sold included the cost of the room. Credit card merchant fees, call center and data center costs support, but are not a component of, the cost of sales, and thus were treated as operating expenses below gross profit. Based on Expedia.com's net revenue presentation, credit card merchant fees, call center and data center costs, sales commissions and fees paid to fulfillment vendors for issuing airline tickets and related customer services are treated as cost of sales. Effective January 1, 2004, these costs at Hotels.com are being recorded consistently with those of Expedia.com.

  Merchant Air

        Expedia.com generates revenue from merchant air transactions, whereby it is the merchant of record and determines the ticket price. The cost of the airline ticket is transmitted by Expedia.com to the airlines via the Airlines Reporting Corporation, an industry-administered clearinghouse, within a week after the customer completes the transaction with Expedia.com. Cash paid by the customer at the time of the reservation is recorded as deferred merchant bookings until the flight occurs and the cost of the airline ticket is included in prepaid merchant bookings. When the flight occurs, Expedia.com records the difference between the deferred merchant bookings and the prepaid merchant bookings as revenue on a net basis.

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

  Agency Hotel, Air, Car and Cruise

        Agency revenues are derived from airline ticket transactions, certain hotel transactions as well as cruise and car rental reservations. Airline ticket transactions of Expedia.com comprise a substantial portion of these revenues, and represent both commissions and fees related to the booking of airline tickets. Airline ticket commissions are determined by individual airlines and are billed and collected through the Airline Reporting Corporation. Fees from the booking of airline tickets also include (i) performance based revenues from Expedia.com's global distribution partners; (ii) Express Fee revenues where Expedia.com charges customers for processing and delivering a paper ticket via express mail if the customer chooses not to have an electronic ticket or an electronic ticket is not available;

(iii) since December 2002 service fees on certain tickets; and (iv) corporate transaction service fees for providing travel booking services to its corporate customers. In addition, certain contracts with suppliers contain override commissions typically related to achieving performance targets.

        Agency revenues are recognized on air transactions when the reservation is made and secured by a credit card. A cancellation allowance is recognized on these revenues based on historical experience. Expedia.com and Hotels.com recognize agency revenues on hotel and car rental reservations, and Expedia.com cruise reservations, either on an accrual basis for payments from a commission clearinghouse or on receipt of commissions from an individual supplier. Override commissions are recognized at the end of each period based upon the company's attainment of a certain target level. Agency revenues are presented on a net basis.

  Retailing

        Revenue from international retailing also includes EUVÍA, which generates call-in revenue and commissions from travel sales. Call-in revenue primarily consists of revenue from telephone calls generated via a game and quiz show format with the revenue from the calls being recognized when the call is received. Travel revenue primarily consists of commissions earned from tour operators, where EUVÍA acts as an agent for third party tour operators. The commissions are recorded at the time travel commences which is when collection is assured.

  TripAdvisor

        TripAdvisor's revenue is generated from click-through fees charged to its travel partners for consumer leads sent to the travel partner's websites. Revenue is recognized as the click-throughs are made to the related travel partner's website.

    Advertising

        Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and principally represent offline costs, including television and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Included within discontinued operations for the years ended December 31, 2004, 2003 and 2002 is advertising expense in the amounts of $419.1 million, $282.8 million and $171.0 million, respectively.

    Minority Interest

        Included within discontinued operations in 2004 is minority interest that primarily represents minority ownership in EUVÍA, including redeemable preferred equity interests issued by EUVÍA that are originally due in 2006, but EUVÍA has the right to extend maturity to 2016 based on meeting certain financial covenants. The EUVÍA preferred equity interest is only due to the holder under German law to the extent sufficient funds in excess of fixed capital at EUVÍA are available. Included within discontinued operations in 2003 is minority interest that primarily represents minority ownership in EUVÍA, as well as the public's ownership of the Company's former public subsidiaries, Hotels.com and Expedia.com, until the date of the respective buy-ins. Included within discontinued operations in 2002 is minority interest that primarily represents the public's minority interests in Hotels.com, Expedia.com and EUVÍA since its consolidation in July 2002.

NOTE 3: BUSINESS ACQUISITIONS

        The significant business acquisitions completed by the Company during the three years ended December 31, 2004 for which pro forma results are presented are described below. See Note 4 for additional information on other acquisitions completed by the Company during the three years ended December 31, 2004. All IAC common stock share information and related per share prices included in this note have been adjusted to reflect IAC's one-for-two reverse stock split in 2005. Exchange ratios have not been adjusted.

Ticketmaster Merger

        On January 17, 2003, IAC completed its acquisition of all of the outstanding shares of Ticketmaster that it did not already own. Prior to the acquisition, IAC owned approximately 66% of the outstanding equity of Ticketmaster, including its subsidiaries Citysearch and Match.com. IAC issued approximately 22.7 million shares of IAC common stock to Ticketmaster security holders based on an exchange ratio of 0.935 of a share of IAC common stock for each share of Ticketmaster common stock. IAC also assumed options to acquire approximately 4.5 million shares of IAC common stock and warrants to acquire approximately 2.1 million shares of IAC common stock, in each case based on an exchange ratio of 0.935. The price used to value the securities was $35.836, which was the average of the closing prices of IAC common stock during the five consecutive trading days beginning two trading days prior to the announcement of the Ticketmaster merger. The amount recorded as unearned compensation was the estimated impact of unvested stock options and warrants as of the merger date, at their fair value as of such date, and is being recognized as non-cash compensation over the vesting period. The purchase consideration and resulting allocation are as follows (in thousands):

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

Hotels.com Merger (Discontinued Operations)

        On June 23, 2003, IAC completed its acquisition of all of the outstanding shares of Hotels.com that it did not already own. Prior to the acquisition, IAC owned approximately 67% of the outstanding equity of Hotels.com. IAC issued 22.2 million shares of IAC common stock to Hotels.com security holders based on an exchange ratio of 2.4 shares of IAC common stock for each share of Hotels.com common stock. IAC also assumed options to acquire 3.2 million shares of IAC common stock, warrants to acquire 0.6 million shares of IAC common stock and 0.15 million restricted share units in the merger, in each case based on an exchange ratio of 2.4. The price used to value the securities was $52.348, which was the average of the closing prices of IAC common stock during the five consecutive trading days beginning two trading days prior to the announcement of the Hotels.com merger. The amount recorded as unearned compensation was the estimated impact of unvested stock options and warrants as of the merger date, at their fair value as of such date, and is being recognized as non-cash compensation over the vesting period. The purchase consideration and resulting allocation are as follows (in thousands):

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

Expedia.com Merger (Discontinued Operations)

        On August 8, 2003, IAC completed its acquisition of all of the outstanding shares of Expedia.com that it did not already own. Prior to the acquisition IAC owned approximately 59% of the outstanding equity of Expedia.com. IAC issued approximately 50.4 million shares of IAC common stock to Expedia.com security holders based on an exchange ratio of 1.93875 shares of IAC common stock for each share of Expedia.com common stock. IAC also assumed options to acquire 18.5 million shares of IAC common stock, issued warrants to acquire 12.2 million shares of IAC common stock and assumed 0.6 million restricted share units. The price used to value the securities was $52.94, which was the average of the closing prices of IAC common stock during the five consecutive trading days beginning two trading days prior to the announcement of the Expedia.com merger. The amount recorded as unearned compensation was the estimated impact of unvested stock options and warrants as of the merger date, at their fair value as of such date, and is being recognized as non-cash compensation over the vesting period. The purchase consideration and resulting allocation are as follows (in thousands):

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

        IAC obtained an independent valuation of the identifiable intangible assets acquired, in conjunction with the acquisition of a controlling interest in Expedia.com in 2002. The Company updated this valuation, which identified $2.0 billion of intangible assets other than goodwill. IAC recorded approximately 41% of this amount, or $799.1 million, representing the incremental ownership acquired in the transaction. The unallocated excess of merger consideration over minority interest acquired, deferred taxes and deferred compensation of $2.7 billion was allocated to goodwill. The trade name was identified as an indefinite lived intangible and $531.3 million was allocated to this asset. Intangibles with definite lives included affiliate agreements ($114.1 million), supply relationships ($67.3 million), technology ($78.8 million) and ECT customer relationships and customer lists ($7.5 million) and are being amortized over a weighted average period of 5 years. None of the amounts allocated to goodwill or intangible assets are tax deductible. The Company recorded no adjustments to the historical carrying value of assets and liabilities, other than to goodwill and intangible assets, as a result of the step-up in fair value.

        The Company acquired the remaining interests in Ticketmaster, Expedia.com and Hotels.com because (1) the acquisitions significantly simplified its corporate structure (which at the time was very complex with significant minority interests); (2) the acquisitions removed potential conflicts of interest between the Company's shareholders and the minority public shareholders of Ticketmaster, Expedia.com and Hotels.com, and allowed the companies to work together more closely to achieve operating efficiencies; (3) the Company gained access to the acquirees' total cash flow; and (4) the Company believed that all of the companies had great growth prospects in their respective fields.

Pro Forma Results

        The following unaudited pro forma condensed consolidated financial information for the years ended December 31, 2003 and 2002, is presented to show the results of the Company to give effect to IAC's acquisition of a controlling interest in Expedia.com completed on February 4, 2002, IAC's contribution of the USA Entertainment Group to VUE completed on May 7, 2002, including the exchange by Liberty of its USANi LLC shares for 3.5 million IAC common shares, the exchange by Liberty of its shares of Home Shopping Network, Inc. for 15.8 million shares of IAC common stock and 0.8 million shares of IAC Class B common stock completed on June 27, 2002, the merger of Ticketmaster with a wholly-owned subsidiary of IAC completed on January 17, 2003, the merger of Hotels.com with a wholly-owned subsidiary of IAC completed on June 23, 2003 and the merger of Expedia.com with a wholly-owned subsidiary of IAC completed on August 8, 2003, as if the transactions had occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to intangible assets and compensation expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates. Note that the pro forma results include Hotels.com and Expedia.com in discontinued operations (see Note 21).

	Years Ended December 31,
	2003	2002
	(In thousands, except per share data)
Net revenue	$3,823,489	$3,029,375
Earnings (loss) from continuing operations before cumulative effect of accounting change	10,483	(89,785)
Net earnings available to common shareholders	136,437	1,795,957
Basic (loss) per share from continuing operations before cumulative effect of accounting change available to common shareholders	(0.01)	(0.32)
Diluted (loss) per share from continuing operations before cumulative effect of accounting change available to common shareholders	(0.01)	(0.32)
Basic earnings per share available to common shareholders	0.40	5.64
Diluted earnings per share available to common shareholders	0.40	5.64

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

        On January 1, 2002, the Company adopted SFAS No. 142. In connection with the adoption of this standard, the Company has not amortized any goodwill or indefinite-lived intangible assets subsequent to January 1, 2002. Prior to the adoption, all intangible assets were amortized over the period during which the associated benefit was expected to be realized, generally on a straight-line basis. In connection with the implementation of SFAS No. 142, the Company was required to assess goodwill and indefinite-lived intangible assets for impairment. As a result, in 2002 the Company recorded a write-off before tax and minority interest of $499 million related to the Citysearch ($115 million) and PRC businesses ($384 million) as a cumulative effect of accounting change. Adoption of the new standard resulted in a one-time, non-cash after-tax, after minority interest charge of $461.4 million. The charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations as of January 1, 2002.

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

        The balance of goodwill and intangible assets, excluding amounts related to Expedia and TV Travel Shop, which are presented in discontinued operations and EUVÍA, which is presented in assets held for sale (see Note 21) is as follows (in thousands):

	December 31,
	2004	2003
Goodwill	$5,361,825	$5,324,758
Intangible assets with indefinite lives	574,473	545,151
Intangible assets with definite lives	479,829	604,482

	$6,416,127	$6,474,391

        In total, goodwill and other intangible assets decreased $58.3 million as of December 31, 2004 as compared to the prior year. The decrease is due primarily to the Teleservices impairment charge noted above as well as the deductions principally related to the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized. These decreases were partially offset by additions related to new acquisitions, primarily ServiceMagic and Home Loan Center. The change in the goodwill balance also reflects adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts and the elimination of valuation allowances recorded against acquired net operating losses.

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in the various acquisitions. At December 31, 2004, intangible assets with definite lives relate principally to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Distribution agreements	$511,031	$(405,945)	$105,086	5.1
Purchase agreements	291,941	(133,499)	158,442	11.6
Customer lists	147,824	(22,320)	125,504	9.2
Technology	89,482	(53,490)	35,992	3.9
Merchandise agreements	41,957	(18,719)	23,238	5.8
Domain names	2,292	(271)	2,021	3.1
Other	54,628	(25,082)	29,546	3.4

Total	$1,139,155	$(659,326)	$479,829

        At December 31, 2003, intangible assets with definite lives related principally to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Distribution agreements	$507,685	$(321,758)	$185,927	5.1
Purchase agreements	269,389	(86,116)	183,273	11.8
Customer lists	147,153	(13,278)	133,875	9.2
Technology	88,236	(27,039)	61,197	4.0
Merchandise agreements	41,957	(11,205)	30,752	5.8
Domain names	330	(39)	291	2.5
Other	27,596	(18,429)	9,167	1.5

Total	$1,082,346	$(477,864)	$604,482

        Amortization of intangible assets with definite lives is computed on a straight-line basis and based on December 31, 2004 balances for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2005	$151,023
2006	103,123
2007	67,629
2008	48,694
2009	34,054
2010 and thereafter	75,306

$479,829

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill for the year ended December 31, 2004 (in thousands):

	Balance as of January 1, 2004	Additions	(Deductions)	Goodwill Impairment	Foreign Exchange Translation	Balance as of December 31, 2004
Retailing:
U.S.	$2,424,680	$13,082	$(870)	$—	$—	$2,436,892
International	108,779	—	—	—	—	108,779

Total Retailing	2,533,459	13,082	(870)	—	—	2,545,671
Services:
Ticketing	1,007,300	35,358	(12,428)	—	5,789	1,036,019
Financial Services and Real Estate	571,859	86,534	(65,928)	—	—	592,465
Teleservices	314,001	2	(568)	(184,780)	—	128,655
Home Services	—	112,973	—	—	—	112,973

Total Services	1,893,160	234,867	(78,924)	(184,780)	5,789	1,870,112
Membership & Subscriptions:
Vacations	465,737	1,827	—	—	—	467,564
Personals	223,429	58	(2,580)	—	821	221,728
Discounts	208,973	48,431	(654)	—	—	256,750

Total Membership & Subscriptions	898,139	50,316	(3,234)	—	821	946,042

Total	$5,324,758	$298,265	$(83,028)	$(184,780)	$6,610	$5,361,825

        Deductions principally relate to (1) the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in purchase price when the deductions are realized, (2) adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts and (3) the elimination of valuation allowances recorded against purchased net operating losses. Additions principally relate to new acquisitions, primarily ServiceMagic and Home Loan Center as well as adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts.

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill for the year ended December 31, 2003 (in thousands):

	Balance as of January 1, 2003	Additions	(Deductions)	Foreign Exchange Translation	Balance as of December 31, 2003
Retailing:
U.S.	$2,424,606	$74	$—	$—	$2,424,680
International	107,830	946	—	3	108,779

Total Retailing	2,532,436	1,020	—	3	2,533,459
Services:
Ticketing	743,831	262,635	(7,015)	7,849	1,007,300
Financial Services and Real Estate	—	583,406	(11,547)	—	571,859
Teleservices	312,001	2,000	—	—	314,001

Total Services	1,055,832	848,041	(18,562)	7,849	1,893,160
Membership & Subscriptions:
Vacations	464,985	752	—	—	465,737
Personals	65,195	152,858	(749)	6,125	223,429
Discounts	—	208,973	—	—	208,973

Total Membership & Subscriptions	530,180	362,583	(749)	6,125	898,139

Total	$4,118,448	$1,211,644	$(19,311)	$13,977	$5,324,758

        Deductions principally relate to the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in purchase price when the deductions are realized. Additions principally relate to the 2003 merger of Ticketmaster, as described above in Note 3, as well as the 2003 acquisitions of LendingTree and Entertainment Publications which are described below.

ServiceMagic Goodwill and Intangibles

        On September 1, 2004, the Company completed its acquisition of ServiceMagic, Inc., a leading online marketplace connecting homeowners with pre-screened and customer rated residential contractors, real estate professionals and lenders. Immediately following the acquisition, the Company transferred ServiceMagic's financial services businesses to LendingTree for $20 million and ServiceMagic's Home Services portion of the business has been included in the Home Services sector since its acquisition. In connection with the ServiceMagic acquisition, IAC obtained an independent valuation of identifiable intangible assets acquired. This valuation identified $26.1 million of intangible assets other than goodwill. The trade name was identified as an indefinite lived intangible and $10.8 million was allocated to this asset. Intangibles with definite lives included real estate agent and lending relationships ($3.5 million), contractor relationships ($7.1 million), software ($4.4 million) and customer lists ($0.3 million) and are being amortized over a weighted-average period of 5.3 years. The net purchase price consideration paid for Service Magic was based on historical as well as expected performance metrics. The Company viewed Service Magic's revenue, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including (1) ServiceMagic's market leading position and brand (2) ServiceMagic's business model, which complements the models of our other businesses.

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

        The aggregate purchase price of the acquisitions of ServiceMagic and HLC was approximately $212 million, of which approximately $168 million was classified as goodwill as of December 31, 2004. None of the amounts allocated to goodwill are tax deductible.

LendingTree Goodwill and Intangibles

        On August 8, 2003, the Company completed its acquisition of all of the outstanding capital stock of LendingTree, Inc. in a stock-for-stock transaction. In the acquisition, LendingTree shareholders received 0.6199 of a share of IAC common stock for each share of LendingTree common stock that they owned and LendingTree preferred stockholders received the same merger consideration, on an as-converted basis. IAC issued an aggregate of approximately 9.4 million shares (adjusted to reflect IAC's one-for-two reverse stock split in 2005) of IAC common stock, and assumed approximately

1.7 million stock options (adjusted to reflect IAC's one-for-two reverse stock split in 2005) in the merger.

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

        The net purchase price paid for Entertainment Publications was based on historical as well as expected performance metrics. The Company viewed Entertainment Publications revenue, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including: (1) Entertainment Publications' business model complements the models of our other Membership and Subscriptions businesses; and (2) the early stages of Entertainment Publications' online migration. As a result, the predominant portion of purchase price was based on the expected financial performance of Entertainment Publications, and not the net asset value on the books at the time of the acquisition. This resulted in a significant amount of the purchase price being allocated to goodwill.

Discontinued Operations

        In connection with the Company's annual impairment review of intangible assets, an impairment charge of $32.7 million was recorded in the fourth quarter of 2004 related to the write-off of certain indefinite and definite-lived intangible assets of TV Travel Shop. This impairment was recorded in 2004 due to management's reassessment of TV Travel Shop's expected future financial performance and the fair value of the assets was determined based on the present value of estimated future cash flows.

        The balance of goodwill and intangible assets included in discontinued operations and/or assets held for sale is as follows (in thousands):

	December 31,
	2004	2003
Goodwill	$6,071,920	$5,948,877
Intangible assets with indefinite lives	895,446	873,838
Intangible assets with definite lives	383,915	490,418

	$7,351,281	$7,313,133

        The goodwill and intangible assets noted above include amounts related to the 2003 mergers with Expedia.com and Hotels.com (see Note 3) as well as amounts related to the acquisition of TripAdvisor in 2004 and Hotwire in 2003.

TripAdvisor Goodwill and Intangibles

        On April 27, 2004, the Company completed its acquisition of TripAdvisor, Inc., a leading travel search engine and directory that enables consumers to extensively research their travel and destination place via the internet. The Company's acquisition of TripAdvisor represented 94.1% of the business. IAC obtained an independent valuation of identifiable intangible assets acquired. This valuation identified $54.9 million of intangible assets other than goodwill. The trade name was identified as an indefinite-lived intangible and $30.3 million was allocated to this asset. Intangibles with definite lives included existing technology ($22.1 million), and customer lists ($2.5 million) and are being amortized over a weighted average period of 2.9 years. The net purchase price consideration paid for TripAdvisor was based on historical as well as expected performance metrics. The Company viewed TripAdvisor's revenue, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in a significant amount of goodwill for a number of reasons including: (1) TripAdvisor's market leading position and brand; (2) TripAdvisor's business model which complements the business models of our other businesses; (3) growth opportunities in the markets in which TripAdvisor operates; and (4) TripAdvisor's technological and operational expertise. As a result, the predominant portion of the purchase price was based on the expected financial performance of TripAdvisor, and not the asset value on the books at the time of the acquisition. These factors resulted in a significant amount of the purchase price being allocated to goodwill.

Hotwire Goodwill and Intangibles

        On November 5, 2003, the Company completed its acquisition of Hotwire, a leading discount travel website. Total consideration paid was $666.7 million in cash, plus the assumption of options to acquire approximately 0.3 million shares of IAC common stock, warrants to acquire approximately 40 thousand shares of IAC common stock, and 0.2 million restricted share units. In connection with the Hotwire acquisition, the consideration attributable to intangible assets and goodwill was $659.8 million.

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

        The net purchase price paid for Hotwire was based on historical as well as expected performance metrics. The Company viewed Hotwire revenue, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including: (1) Hotwire's market leading position and brand; (2) Hotwire's business model, which complements the models of its other travel businesses; (3) growth opportunities in the markets in which Hotwire competes; and (4) Hotwire's technological and operational expertise. As a result, the predominant portion of purchase price was based on the expected financial performance of Hotwire, and not the net asset value on the books at the time of the acquisition. This resulted in a significant amount of the purchase price being allocated to goodwill.

NOTE 5: LONG-TERM OBLIGATIONS

	December 31,
	2004	2003
	(In thousands)
$750,000,000 7.00% Senior Notes (the "2002 Senior Notes") due January 15, 2013; interest payable each January 15 and July 15 commencing on July 15, 2003	$750,000	$750,000
$360,845,000 6 3/4% Senior Notes (the "1998 Senior Notes") due November 15, 2005; interest payable each May 15 and November 15 commencing May 15, 1999.	360,845	360,845
$275,000,000 Warehouse Credit Lines due on demand.	199,454	—
$39,554,000 Installment Note Payable due January 31, 2006, 2007 and 2008.	39,554	—
Other long-term obligations maturing through 2022	13,820	10,938

Total gross long-term obligations	1,363,673	1,121,783
Fair value basis adjustment attributable to hedged debt obligations	407	(1,103)
Total unamortized discount	(4,412)	(571)

Total long-term obligations	1,359,668	1,120,109
Less current maturities	(562,953)	(2,283)

Long-term obligations, net of current maturities	$796,715	$1,117,826

        At December 31, 2004 current maturities of long-term obligations consist primarily of the $360.8 million of 1998 Senior Notes and the various warehouse lines of credit due on demand.

        One of the Company's subsidiaries, HLC, has various warehouse lines of credit that it uses to fund mortgage and home equity loans. HLC has available warehouse lines of credit of $275 million of which $199.5 million was outstanding at December 31, 2004. The interest rate under these lines of credit falls within a range of 30-day LIBOR plus 100 - 245 basis points, depending on the underlying quality of the loans in the borrowing base. Under the terms of the credit agreement, HLC is required to maintain various financial and other covenants.

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

        Aggregate contractual maturities of long-term obligations are as follows (in thousands):

Years Ending December 31,
2005	$562,953
2006	11,999
2007	9,698
2008	17,547
2009	258
Thereafter	757,213

$1,359,668

        At December 31, 2004 and 2003, the Company leased certain IT equipment under capital leases with interest rates ranging from approximately 4.00% to 12.00%. Included in other long-term obligations above as of December 31, 2004 are capital lease obligations totaling approximately $5.8 million, net of interest of $0.2 million. Included in other long-term obligations above as of December 31, 2003 are capital lease obligations totaling approximately $2.8 million, net of interest of $0.1 million. Total fixed assets under capital leases at December 31, 2004 and 2003 approximate $9.8 million and $8.5 million, respectively, with accumulated depreciation of approximately $4.4 million and $4.9 million, respectively.

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

        HLC enters into commitments with consumers to originate loans at a locked in interest rate (interest rate lock commitments—"IRLCs"). IAC reports IRLCs as derivative instruments in accordance with SFAS No. 133 and determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. Similar to loans held for sale, the fair value of IRLCs is subject to change primarily due to changes in interest rates and fallout factors. Under HLC's risk management policy, HLC hedges the changes in fair value of IRLCs primarily by entering into forward delivery contracts which can reduce the volatility of earnings. Both the IRLCs and the related hedging instrument do not qualify for hedge accounting and are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue in the accompanying statement of operations. The change in the fair value of these derivative instruments resulted in a loss of $0.1 million during 2004, which has been reflected in the accompanying statement of operations. The IRLCs are recorded as a component of other current assets in the accompanying balance sheet.

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

Discontinued Operations:

        On November 26, 2003, Expedia entered into a ten-year cross currency swap with a notional amount of Euro 39 million which is to mature on October 30, 2013 and is used to hedge against the change in value of an asset denominated in a currency other than the subsidiary's functional currency. This swap enables Expedia to pay Euro at a rate of the three-month EURIBOR plus 0.50% on Euro 39 million. In exchange Expedia receives 4.9% interest on $46.4 million in U.S. dollars. In addition, on April 14, 2004, Expedia entered into a cross currency swap with a notional amount of Euro 38.2 million which is to mature on April 7, 2014 and is used to hedge against the change in value of an asset in a similar manner to the swap described above. This swap enables Expedia to pay Euro at a rate of the six-month EURIBOR plus 0.90% on Euro 38.2 million. In exchange Expedia receives 5.47% interest on $45.9 million U.S. dollars. At the respective dates of maturity, these agreements call for the exchange of notional amounts. These derivative contracts have been designated as cash flow hedges for accounting purposes and foreign exchange re-measurement gains and losses related to these contracts and assets are recognized each period in the statement of operations and are offsetting. In addition, the remaining effective portion of these derivative's gain/loss is recorded in other comprehensive income until the hedged items are extinguished. The change in fair value of these cross currency swaps at December 31, 2004 and 2003 resulted in an unrealized loss of $12.8 million and $3.3 million, respectively. There was no ineffectiveness related to these cash flow hedges reported in the statement of operations for any periods presented. These amounts related to the Expedia swap contracts are included in discontinued operations.

        Periodically, Expedia has purchased 30 day foreign currency forwards in order to mitigate the effects of the changes in exchange rates between the time in which payables to hotel vendors in foreign countries are recorded and when they are settled. The changes in fair value of these foreign currency forwards are included as a component of cost of sales in the statement of operations. During the years ended December 31, 2004, 2003 and 2002, Expedia recognized nominal gains from forward contracts. As of December 31, 2004 there were no foreign currency forwards outstanding. These amounts related to the Expedia swap contracts are included in discontinued operations.

NOTE 7: INCOME TAXES

        U.S. and foreign earnings (loss) from continuing operations before income tax and minority interest are as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
U.S.	$110,518	$(23,233)	$54,376
Foreign	21,774	15,661	(140,063)

Total	$132,292	$(7,572)	$(85,687)

        The components of income tax expense attributable to continuing operations are as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Current income tax expense:
Federal	$22,909	$63,115	$3,419
State	32,696	10,017	4,572
Foreign	29,246	15,828	5,980

Current income tax expense	84,851	88,960	13,971

Deferred income tax (benefit) expense:
Federal	11,151	(94,520)	(28,946)
State	(18,746)	(16,088)	(8,570)
Foreign	(2,990)	(2,566)	—

Deferred income tax (benefit) expense	(10,585)	(113,174)	(37,516)

Income tax expense (benefit)	$74,266	$(24,214)	$(23,545)

        The current income tax payable has been reduced by $9.9 million, $121.6 million and $7.6 million for the years ended December 31, 2004, 2003 and 2002, respectively, for tax deductions attributable to stock based compensation. The related income tax benefits of this stock based compensation were recorded as amounts charged or credited to additional paid-in capital or a reduction in goodwill.

        The Company redomiciled the place of management of one of its foreign subsidiaries in 2004 to the U.S. The tax impact of the transaction was a foreign tax provision of $16 million (net of NOLs benefited of $23 million), fully offset by U.S. foreign income tax credits. Previously unbenefited foreign NOLs of $59 million expired unutilized as a result of the transaction.

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below. The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2004	2003
Deferred tax assets:
Inventory	$4,821	$8,840
Provision for accrued expenses	38,721	44,394
Capital loss carryforwards	1,440	19,604
Deferred revenue	9,377	16,880
Net operating loss carryforwards	125,513	353,178
Tax credit carryforwards	4,563	15,946
Stock based compensation	35,088	17,644
Other	65,453	—

Total deferred tax assets	284,976	476,486
Less valuation allowance	(104,711)	(263,586)

Net deferred tax assets	180,265	212,900

Deferred tax liabilities:
Property, plant and equipment	(6,413)	(10,018)
Prepaid expenses	(6,361)	(18,782)
Intangible and other assets	(1,078,608)	(1,041,146)
Investment in subsidiaries	(63,884)	(66,031)
VUE Limited Partnership	(1,036,376)	(1,063,147)
Other	—	(9,258)

Total deferred tax liabilities	(2,191,642)	(2,208,382)

Net deferred tax liability	$(2,011,377)	$(1,995,482)

        Included within Deferred charges and other assets on the accompanying consolidated balance sheet at December 31, 2004 is a non-current deferred tax asset of $11.8 million.

        At December 31, 2004, the Company had federal and state net operating loss carryforwards ("NOLs") of approximately $40 million and $607 million, respectively. If not utilized, the federal NOLs will expire at various times between 2012 and 2023, and the state NOLs will expire at various times between 2007 and 2024. Utilization of approximately $34 million of federal NOLs will be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of certain state NOLs may be subject to limitations under state laws similar to Section 382 of the Internal Revenue Code of 1986. At December 31, 2004, the Company had foreign NOL carryforwards of approximately $426 million available to offset future income. Of these foreign losses, approximately $423 million can be carried forward indefinitely, and approximately $3 million will expire within five years. Utilization of approximately $407 million of foreign NOL carryforwards will be subject to annual limitations based on taxable income. During 2004, the Company recognized tax benefits for the utilization of NOLs of approximately $66 million, of which $24 million related to foreign operations. Of this amount $37 million was recorded as an increase of additional paid in capital or a reduction of goodwill.

        During 2004, the Company's valuation allowance decreased by approximately $159 million. Approximately $37 million of this reduction was recorded as a reduction of goodwill as a result of NOLs benefited on acquired entity NOLs or an increase to additional paid-in capital as a result of NOLs benefited on amounts generated from excess stock based compensation deductions. The remaining $122 million valuation allowance decrease is primarily due to foreign NOLs that expired unutilized or foreign NOLs for which the benefit was recognized in 2004 due to the tax impact of the change in domicile of a foreign subsidiary (discussed above). At December 31, 2004, the Company had a valuation allowance of approximately $105 million related to the portion of tax operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. The tax benefit for approximately $3 million of valuation allowance recorded at December 31, 2004 will be applied as a reduction of goodwill or an increase to additional paid-in capital, if recognized in future years.

        A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Income tax expense (benefit) at the federal statutory rate of 35%	$46,619	$(2,650)	$(29,990)
State income taxes, net of effect of federal tax benefit	8,632	(3,378)	181
Foreign income taxed at a different statutory tax rate	2,931	3,514	2,150
Incremental tax on unremitted earnings of certain non-U.S. subsidiaries	3,240	6,917	3,493
Net foreign losses with no benefit	—	—	2,966
Equity in (income) losses of foreign joint ventures, net	(1,232)	—	2,596
Foreign income taxes related to the change in domicile of a foreign subsidiary	38,615	—	—
NOLs utilized due to the change in domicile of a foreign subsidiary	(23,159)	—	—
Amortization of intangibles	11,464	24,104	18,958
Impairment of non-deductible goodwill	56,207	—	—
Change in valuation allowance	(111)	(34,243)	(29,008)
Effect of change in estimated combined state tax rate	—	(3,537)	—
Minority interest	—	—	4,363
Tax exempt income	(4,845)	(5,755)	(3,040)
Foreign income tax credits utilized	(53,460)	(4,615)	11
Change in tax reserves	(8,625)	(4,987)	—
Other, net	(2,010)	416	3,775

Income tax expense (benefit)	$74,266	$(24,214)	$(23,545)

        The Company settled its IRS examination for the years ended December 31, 1997 through 2000. This settlement is currently under review by the IRS Joint Committee of Taxation ("JCT"). It is reasonably possible that there will be a resolution of this IRS examination in 2005. The Company is routinely under audit by federal, state, local and foreign authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. The Company has recently been notified that the IRS will conduct a new routine tax return audit which will cover the periods 2001 through 2003. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns; however, the amount ultimately paid upon resolution of issues raised may differ from the amount provided. In 2002, the Company made a cash refund claim to the IRS of approximately $14.1 million related to amended prior year income tax returns, of which $10 million was established through the tax provision in the current year.

        In 2004, the Company completed a study of tax basis of certain assets which resulted in a net $14.6 million reduction to the carrying value of deferred tax liabilities, of which $4.5 million was recorded as a benefit to the 2004 tax provision.

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

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2005	$82,942
2006	59,298
2007	49,555
2008	41,497
2009	38,668
Thereafter	101,535

Total	$373,495

        Expenses charged to operations under these agreements were $91.8 million, $91.7 million and $73.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt, as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 year	1-3 years	3-5 years
Letters of Credit	$33,341	$33,321	$20	$—
Purchase Obligations	59,782	39,626	20,156	—
Guarantees	6,290	5,502	477	311

Total Commercial Commitments	$99,413	$78,449	$20,653	$311

        The letters of credit ("LOC's") primarily consist of trade LOC's, which primarily relate to HSN and are used for inventory purchases. There have been no claims made against any letters of credit. Trade LOC's are guarantees of payment based upon the delivery of goods. Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction. The purchase obligations primarily relate to two national telecommunications contracts with certain vendors related to data transmission lines and telephones.

Discontinued Operations

        At December 31, 2004, Expedia had standby LOC's amounting to $45.0 million that are primarily extended to certain hotel properties to secure payment for the potential purchase of hotel rooms. There have been no claims made against any letters of credit. At December 31, 2004, Expedia had outstanding guarantees amounting to $72.8 million, primarily related to the U.K. Civil Aviation Authority for the potential non-delivery of travel sold in the U.K. market as agents are required to be bonded in the U.K. in the event that tour operators cannot fulfill their obligations.

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

NOTE 10: SHAREHOLDERS' EQUITY

        All IAC common stock share information and related per share prices included in this note have been adjusted to reflect IAC's one-for-two reverse stock split in 2005.

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

        Except as described herein, shares of IAC common stock and IAC Class B common stock are identical. The holders of shares of IAC common stock and the holders of shares of IAC Class B common stock are entitled to receive, share for share, such dividends as may be declared by IAC's Board of Directors out of funds legally available therefore. In the event of a liquidation, dissolution, distribution of assets or winding-up of IAC, the holders of shares of IAC common stock and the holders of shares of IAC Class B common stock are entitled to receive, share for share, all the assets of IAC available for distribution to its stockholders, after the rights of the holders of the IAC preferred stock have been satisfied.

        In the event that IAC issues or proposes to issue any shares of IAC common stock or Class B common stock (including shares issued upon exercise, conversion or exchange of options, warrants and convertible securities), Liberty will have preemptive rights that entitle it to purchase a number of IAC common shares so that Liberty will maintain the identical ownership interest in IAC that Liberty had immediately prior to such issuance or proposed issuance. Any purchase by Liberty will be allocated between IAC common stock and Class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Liberty opts to acquire shares of IAC common stock in lieu of shares of IAC Class B common stock. During 2004, Liberty did not exercise any of its preemptive rights. During 2003 the Company received proceeds of approximately $1.2 billion related to the sale of 24.4 million shares of common stock to Liberty, pursuant to Liberty's preemptive rights in relation to the Ticketmaster merger, the uDate acquisition, the Expedia and Hotels.com mergers and in connection with IAC option exercises between May 2, 2003 and June 3, 2003.

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

        In connection with the 2002 acquisition of a controlling interest in Expedia, Inc., IAC issued an aggregate of approximately 13.1 million preferred shares, par value $0.01 per share, designated as "Series A Cumulative Convertible Preferred Stock," each having a $50.00 face value and a term of 20 years, which is referred to in this document as IAC preferred stock. Each share of IAC preferred stock is convertible, at the option of the holder at any time, into that number of shares of IAC common stock equal to the quotient obtained by dividing $50 by the conversion price per share of IAC common stock. The conversion price is initially equal to $67.50 per share of IAC common stock and is subject to downward adjustment if the price of IAC common stock exceeds $70.20 at the time of conversion pursuant to a formula set forth in the certificate of designation for the IAC preferred stock. At the end of the 20-year term, all then outstanding shares of IAC preferred stock shall automatically be converted into shares of IAC common stock. Shares of IAC preferred stock may be put to IAC at the option of the holder thereof on the fifth, seventh, tenth and fifteenth anniversary of February 4, 2002 for cash or stock at IAC's option. IAC also has the right to redeem the shares of IAC preferred stock for cash or stock commencing on the tenth anniversary of February 4, 2002. In the event of a voluntary or involuntary liquidation, dissolution or winding-up of IAC, holders of IAC preferred stock will be entitled to receive, in preference to any holder of IAC common stock or IAC Class B common stock, an amount per share equal to all accrued and unpaid dividends plus the greater of (a) face value, or (b) the liquidating distribution that would be received had such holder converted the IAC preferred stock into IAC common stock immediately prior to the liquidation, dissolution or winding-up of IAC. The preferred shares bear interest at 1.99%, payable quarterly in cash or stock at IAC's option. If IAC elects to pay cash, the amount is approximately $13.1 million on an annual basis. The Company paid cash dividends of $13.1 million, $13.1 million and $11.8 million in the years ended December 31, 2004, 2003 and 2002, respectively.

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

Note Receivable from Key Executive for Common Stock Issuance

        In connection with the employment of Barry Diller as Chief Executive Officer in August 1995, the Company agreed to sell Mr. Diller 883,976 shares of IAC common stock ("Diller Shares") at $11.3126 per share for cash and a non-recourse promissory note in the approximate amount of $5.0 million, secured by approximately 530,000 shares of IAC Common Stock. The promissory note is due on the earlier of (i) the termination of Mr. Diller's employment, or (ii) September 5, 2007.

Stockholders Agreement

        Mr. Diller, Chairman of the Board and Chief Executive Officer of the Company, through BDTV, INC., BDTV II, INC., BDTV III, INC., BDTV IV, INC., his own holdings and pursuant to the Stockholders Agreement among Mr. Diller, Universal, Liberty, and Vivendi (the "Stockholders Agreement"), has the right to vote approximately 20.9% (66,271,511 shares) of IAC's outstanding common stock, and 100% (32,314,998 shares) of IAC's outstanding Class B common stock at December 31, 2004. As a result, Mr. Diller controls 59.7% of the outstanding total voting power of the Company as of December 31, 2004 and is effectively able to control the outcome of nearly all matters submitted to a vote of the Company's shareholders. Liberty holds substantially all of the economic interest in, and Mr. Diller holds all of the voting power in, the shares of IAC stock held by the BDTV entities listed above.

Reserved Common Shares

        In connection with equity compensation plans, warrants, and other matters, 98,721,748 shares of IAC common stock were reserved as of December 31, 2004.

Stock-Based Warrants

        At December 31, 2004, warrants (in thousands) to acquire shares of IAC common were outstanding as follows:

	Average Strike per Share	Expiration Date	Number of IAC common shares underlying Warrants outstanding at December 31, 004
Issued in 2002 Expedia.com deal	$70.20	2/4/09	7,295
Issued in Vivendi deal:
Tranche 1	$55.00	2/7/12	12,094
Tranche 2	$65.00	2/7/12	4,000
Converted Expedia:
Tranche 1	$26.82	2/4/09	11,855
Other	$26.24	11/7/05-5/19/10	333

	$49.58		35,577

        In addition to the warrants outstanding as noted above, Hotels.com entered into several exclusive affiliate distribution and marketing agreements and agreed to issue warrants to purchase shares of its common stock to affiliates if they achieved certain performance targets. As a result of the Company's assumption of Hotels.com warrants in the merger, at December 31, 2004, the Company had contingently issuable warrants to purchase approximately 1.1 million shares of IAC common stock under such agreements. Such warrants will be issued at fair market value on the date of issuance if and when earned.

        On September 17, 2004, warrants to acquire 2.1 million shares of IAC common stock issued in conjunction with the Ticketmaster merger expired unexercised. The strike prices ranged from $64.18 to $128.34. During 2004 there were no material warrant exercises.

        On June 30, 2003 pursuant to the exercise, as Barry Diller's designee, of a right of first refusal, the Company repurchased from Vivendi warrants to acquire 14.1 million shares of IAC common stock for an aggregate purchase price of $407.4 million.

        On June 23, 2003, in conjunction with the Hotels.com merger, IAC issued to former warrant holders of Hotels.com, warrants to acquire 0.6 million shares of IAC common stock. Due to the termination of the Travelocity affiliate relationship in September 2003, 0.4 million remaining outstanding Travelocity warrants were cancelled.

        On August 8, 2003, in conjunction with the Expedia merger, IAC purchased for $32.2 million approximately 0.4 million warrants which were issued by Expedia in February 2002. In addition, IAC issued to former warrant holders of Expedia, warrants to acquire 12.2 million shares of IAC common stock. During 2003, 0.1 million warrants were exercised into IAC common stock for proceeds of $3.9 million.

Common Stock Exchangeable for Preferred Interest

        NBC Universal, Inc.'s current beneficial ownership in IAC is in the form of 21.6 million shares of IAC common stock and 6.7 million shares of Class B common stock (for a total of 28.3 million IAC shares). Such number of shares is required to be held by Universal Studios, Inc. or its affiliates in connection with Universal's obligations related to our ownership of the Class B preferred interest in VUE. The preferred is to be settled by Universal at its then face value with a maximum of approximately 28.3 million IAC common shares, provided that Universal may substitute cash in lieu of shares of IAC common stock (but not IAC Class B common stock), at its election. If IAC's share price exceeds $81.64 per share at the time of settlement, fewer than 28.3 million shares would be received. The value of 28.3 million shares of $1.4 billion has been reclassified from Additional Paid in Capital to Common Stock Exchangeable for Preferred Interest, which account is presented on a separate line item outside of Shareholders' Equity. The value of the shares will not be adjusted, unless the value of IAC common stock suffers a decline in value that is other than temporary over the twenty-year holding period.

        On June 7, 2005, IAC completed a transaction with NBC Universal in which IAC sold its common and preferred interests in VUE for approximately $3.4 billion in aggregate consideration including the 28.3 million shares referred to above.

Common Stock Repurchases

        In November 2004, IAC announced that its Board of Directors authorized the repurchase of up to 40 million shares of IAC common stock. This authorization is in addition to the 11.4 million shares IAC has remaining under the repurchase authorizations announced in March 2003 and November 2003, which initially covered a total of 40 million shares. IAC may purchase shares over an indefinite period of time, on the open market or through private transactions, depending on those factors IAC deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. During 2004 and 2003, IAC purchased 7.9 million and 20.6 million shares for aggregate consideration of $426.9 million and $1.4 billion, respectively. At December 31, 2004, IAC had 51.4 million shares remaining in its authorization.

Restricted Stock Units

        Restricted Stock Units ("RSUs") are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU equal to the market price of IAC common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined at the time of grant. However, under the terms of outstanding IAC RSU awards, at time of vest, all awards to international employees are to be settled in cash. The Company follows the guidance of SFAS No. 148 and accounts for these international awards as liabilities which are marked to market each reporting period through earnings. At December 31, 2004 approximately 0.3 million international awards were outstanding. Each RSU grant is subject to a vesting requirement that includes one or both of service-based vesting where a specific period of continued employment must pass before an award vests, and performance-based vesting where certain performance targets set at the time of grant must be achieved before an award vests. Pursuant to the plans under which IAC awards RSUs, IAC may make adjustments to the number and kind of shares covered by the RSUs granted to reflect any changes in corporate capitalization (including a change in the number of shares of outstanding common stock) resulting from a stock split or a corporate transaction, such as a merger, consolidation, separation, including a spin-off or other distribution of stock or property, reorganization or liquidation or other similar type of transaction. The Company recognizes expense for all stock-based instruments granted or modified after January 1, 2003. For RSU grants to U.S. employees, the accounting charge is measured at fair value at the grant date and amortized ratably as non-cash compensation over the vesting term. The expense associated with RSU awards to non-U.S. employees is initially measured at fair value at the grant date and amortized ratably, subject to mark-to-market adjustments for changes in the price of IAC common stock, as compensation expense within general and administrative expenses.

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

NOTE 12: BENEFIT PLANS

        IAC has a retirement savings plan in the United States, that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 16% of their pretax salary, but not more than statutory limits. IAC contributes fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's earnings. Matching contributions for all plans were $8.4 million, $5.9 million, and $4.4 million in fiscal 2004, 2003, and 2002. Matching contributions are invested proportionate to each participant's voluntary contributions in the investment options provided under the plan. Investment options in the plan include IAC common stock, but neither participant nor our matching contributions are required to be invested in IAC common stock.

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

        The following information is with respect to three plans under which future awards may be granted and has been adjusted to reflect IAC's one-for-two reverse stock split in 2005. Under the IAC 2000 Stock and Annual Incentive Plan, the Company initially was authorized to grant options, restricted stock and other equity based awards for up to 10,000,000 shares of IAC common stock to its employees, officers, directors and consultants. Under the 1997 Stock and Annual Incentive Plan, the Company initially was authorized to grant options, restricted stock and other equity based awards for up to 20,000,000 shares of IAC common stock to its employees, officers, directors and consultants. Finally, under the Silver King Communications, Inc. 1995 Stock Incentive Plan, the Company initially was authorized to grant options, restricted stock and other equity awards for up to 3,000,000 shares of common stock to its employees, officers and consultants.

        Each of the three plans mentioned above has a stated term of ten years and provides that the exercise price of options granted generally will not be less than the market price of the Company's common stock on the date of grant. The plans do not specify grant dates or vesting schedules as those determinations are delegated to the Compensation/Benefits Committee of the Board of Directors (the "Committee") and each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Option awards to date have generally vested in equal annual installments over a four-year period from the date of grant. A summary of changes in outstanding options (adjusted to reflect IAC's one-for-two reverse stock split in 2005) under the stock option plans is as follows:

	December 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price($)	Shares	Weighted Average Exercise Price($)	Shares	Weighted Average Exercise Price($)
	(Shares in thousands)
Outstanding at beginning of period	48,835	$22.84	34,007	$22.58	42,213	$25.02
Granted or issued, principally, in connection with mergers	418	18.12	28,211	24.04	1,300	56.10
Exercised	(8,705)	16.92	(11,205)	23.58	(4,604)	31.40
Cancelled	(1,874)	31.02	(2,178)	28.34	(4,902)	43.98

Outstanding at end of period	38,674	23.54	48,835	22.84	34,007	22.58

Options exercisable	33,086	$22.52	34,672	$20.24	29,425	$18.74

Available for grant	5,817		8,670		8,305

        The weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $44.82, $36.76, and $26.70 respectively.

        The following table summarizes the information about options outstanding and exercisable (adjusted to reflect IAC's one-for-two reverse stock split in 2005) of December 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at December 31, 2004	Weighted Average Exercise Price
	(Shares in thousands)
$5.00 to $10.00	9,301	1.5	$8.54	8,477	$8.80
$10.01 to $20.00	15,762	2.1	16.70	15,475	16.72
$20.01to $30.00	4,203	5.3	24.78	2,043	25.00
$30.01 to $40.00	2,478	7.1	34.18	1,437	34.60
$40.01 to $50.00	3,712	6.0	45.94	3,026	46.04
$50.01 to $60.00	2,115	5.9	56.38	1,662	55.86
$60.01 to $70.00	155	7.4	65.42	75	65.76
$70.01 to $80.00	67	8.1	75.38	28	74.94
$80.01 to $90.00	824	5.1	82.80	806	82.78
$90.01 to $100.00	57	5.0	91.58	57	91.58

	38,674	3.3	$23.54	33,086	$22.52

        Under the IAC 2000 Stock and Annual Incentive Plan and the 1997 Stock and Annual Incentive Plan (adjusted to reflect IAC's one-for-two reverse stock split in 2005), IAC has approximately 4.7 million shares of restricted stock and RSUs outstanding at December 31, 2004, which vest principally over a period of five years, including approximately 3.0 million units issued in 2004. The weighted average fair value of restricted stock and RSUs granted during the years ended December 31, 2004 and 2003 was $59.68 and $54.28 respectively.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for 2004

        In 2004, the Company incurred non-cash distribution and marketing expense of $1.3 million and non-cash compensation expense of $70.3 million. Amortization of non-cash distribution and marketing expense consists mainly of non-cash advertising secured from Universal Television as part of the VUE Transaction. Ticketmaster and Match.com also recognized non-cash distribution and marketing expense related to barter arrangements, which expired in March 2004, for distribution secured from third parties. The advertising provided has been secured by IAC, which in turn has retained the non-cash advertising pursuant to an agreement with Universal as part of the VUE Transaction. Sufficient advertising has been secured to satisfy existing obligations.

        In 2004, IAC recognized $39.9 million of paid-in-kind interest income on the VUE Series A Preferred received in connection with the VUE Transaction.

        In 2004, the Company recognized pre-tax income of $31.9 million on equity earnings in unconsolidated subsidiaries, including income of $16.2 million from its 5.44% proportionate share in VUE.

        In 2004, the Company recognized non-cash revenues of $15.2 million as a result of deferred revenue recorded in connection with its various acquisitions.

        In 2004, the Company recognized $184.8 million of goodwill impairment, resulting from the write-down of the goodwill at the Teleservices segment.

Supplemental Disclosure of Non-Cash Transactions for 2003

        On January 17, 2003, IAC completed its merger with Ticketmaster. IAC issued an aggregate of 22.7 million shares (adjusted to reflect IAC's one-for-two reverse stock split in 2005) of IAC common stock.

        On April 4, 2003, IAC completed the acquisition of uDate. IAC issued an aggregate of 2.7 million shares (adjusted to reflect IAC's one-for-two reverse stock split in 2005) of IAC common stock.

        On August 8, 2003, IAC completed its merger with LendingTree. IAC issued an aggregate of 9.4 million shares (adjusted to reflect IAC's one-for-two reverse stock split in 2005) of IAC common stock.

        In 2003, the Company incurred non-cash distribution and marketing expense of $9.5 million and non-cash compensation expense of $32.4 million. Ticketmaster and Match.com recognize non-cash distribution and marketing expense related to barter arrangements for distribution secured from third parties, whereby advertising is provided by Ticketmaster and Match.com to a third party in return for distribution over the third party's network.

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

        In 2003, the Company recognized non-cash revenues of $27.6 million as a result of deferred revenue recorded in connection with its various acquisitions.

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

        In connection with the VUE Transaction on May 7, 2002, shares of USANi LLC held by Liberty were exchanged for 3.6 million shares (adjusted to reflect IAC's one-for-two reverse stock split in 2005) of IAC common stock.

        On June 27, 2002, the Company and Liberty completed the exchange of Liberty's Home Shopping Network ("Holdco") shares, with the Company issuing an aggregate of 15.8 million shares (adjusted to reflect IAC's one-for-two reverse stock split in 2005) of IAC common stock and 0.8 million shares (adjusted to reflect IAC's one-for-two reverse stock split in 2005) of IAC Class B common stock.

        In 2002, the Company incurred non-cash restructuring charges of $46.6 million related to various initiatives across business segments.

        In 2002, the Company incurred non-cash distribution and marketing expense of $4.7 million and non-cash compensation expense of $10.0 million.

        In 2002, IAC recognized $23.0 million of paid-in-kind interest income on the VUE Series A Preferred received in connection with the VUE Transaction.

        In 2002, the Company recognized non-cash net revenues of $7.1 million as a result of deferred revenue recorded in connection with its various acquisitions.

        In 2002 the Company recognized pre-tax losses of $119.2 million on equity losses in unconsolidated subsidiaries, resulting primarily from HOT Networks, which operates electronic retailing operations in Europe. In 2002, the Company also recognized $22.2 million related to goodwill impairment, which was related to a contingent purchase price adjustment.

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash paid during the period for:
Interest	$77,156	$59,075	$37,877
Income tax payments	112,231	14,857	9,356
Income tax refund	(7,404)	(3,413)	(678)

Discontinued Operations

Supplemental Disclosure of Non-Cash Transactions for 2004

        In 2004, Expedia incurred non-cash distribution and marketing expense of $16.7 million and non-cash compensation expense of $171.4 million. The non-cash advertising from Universal received as part of the VUE transaction as noted above has been used primarily for the benefit of Expedia, which runs television advertising primarily on the USA and Sci Fi cable channels without any cash cost.

        In 2004, Expedia recognized pre-tax income of $0.2 million on equity earnings in unconsolidated affiliates.

        In 2004, Expedia recognized non-cash revenues of $0.1 million as a result of deferred revenue recorded in connection with its various acquisitions.

Supplemental Disclosure of Non-Cash Transactions for 2003

        On June 23, 2003, IAC completed its merger with Hotels.com. IAC issued an aggregate of 22.2 million shares (adjusted to reflect IAC's one-for-two reverse stock split in 2005) of IAC common stock.

        On August 8, 2003, IAC completed its merger with Expedia.com. IAC issued an aggregate of 50.4 million shares (adjusted to reflect IAC's one-for-two reverse stock split in 2005) of IAC common stock.

        In 2003, Expedia incurred non-cash distribution and marketing expense of $42.0 million and non-cash compensation expense of $95.8 million. Amortization of non-cash distribution and marketing expense consists mainly of Hotels.com performance warrants issued to obtain distribution and non-cash advertising secured from Universal Television as part of the VUE Transaction. With the termination of the Travelocity affiliate agreement in September 2003, all outstanding unvested Travelocity warrants were cancelled.

        In 2003, Expedia recognized non-cash revenues of $0.1 million as a result of deferred revenue recorded in connection with its various acquisitions.

Supplemental Disclosure of Non-Cash Transactions for 2002

        On February 4, 2002, IAC completed the acquisition of a controlling interest in Expedia. IAC issued an aggregate of 10.3 million shares (adjusted to reflect IAC's one-for-two reverse stock split in 2005) of IAC common stock, 13.1 million shares of $50 face value 1.99% cumulative convertible preferred stock of IAC and warrants to acquire 7.3 million shares (adjusted to reflect IAC's one-for-two reverse stock split in 2005) of IAC common stock at an exercise price of $70.20.

        On May 1, 2002, IAC acquired all of the equity interests of TV Travel Shop. In connection with the acquisition, IAC issued 0.8 million shares (adjusted to reflect IAC's one-for-two reverse stock split in 2005) of IAC common stock valued at approximately $48.1 million.

        In 2002, Expedia incurred non-cash distribution and marketing expense of $32.7 million and non-cash compensation expense of $5.6 million.

        In 2002, Expedia recognized pre-tax losses of $0.6 million on equity losses in unconsolidated affiliates.

        In 2002, Expedia recognized non-cash revenues of $24.8 million as a result of deferred revenue recorded in connection with its various acquisitions.

NOTE 15: RELATED PARTY TRANSACTIONS

Continuing Operations

        The Company has various agreements with Microsoft Corporation ("Microsoft"), including partner agreements, licensing agreements and support agreements with various subsidiaries, including Match.com and LendingTree. Total fees paid with respect to these agreements in 2004, 2003 and 2002 were approximately $41.7 million, $21.5 million and $8.0 million, respectively. Amounts payable related to these various agreements at December 31, 2004 and 2003 were $4.1 million and $4.9 million, respectively.

        During 2004, the Company paid $5.7 million to National Broadcasting Company related to television advertising.

        During 2004, the Company launched a co-branded credit card program with a subsidiary of GE. Pursuant to the arrangement, the Company received approximately $5.4 million in payments from the GE subsidiary, primarily in the form of revenue share payments in respect of purchases made pursuant to the co-branded card and sales and marketing support for the program.

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

Discontinued Operations

        The Company has various agreements with Microsoft Corporation ("Microsoft"), including a services agreement for use of data center services by Expedia.com. Total fees paid with respect to these agreements in 2004, 2003 and 2002 were approximately $12.6 million, $20.5 million and $16.0 million, respectively. Amounts payable related to these various agreements at December 31, 2004 and 2003 were $3.4 million and $2.7 million, respectively.

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

NOTE 16: QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended December 31(a)(b)(d)	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
	(In thousands, except per share data)
Year Ended December 31, 2004
Net revenue	$1,235,187	$957,293	$976,570	$1,019,229
Gross profit	544,480	412,082	409,035	426,434
Operating (loss) income	(84,334)	16,780	29,280	18,030
(Loss) earnings from continuing operations	(54,051)	34,537	43,964	30,417
(Loss) earnings before preferred dividends	(42,603)	92,741	73,196	41,527
Net (loss) earnings available to common shareholders	(45,867)	89,478	69,934	38,263
(Loss) earnings per share from continuing operations available to common shareholders
Basic (loss) earnings per common share(c)	$(0.17)	$0.09	$0.12	$0.08
Diluted (loss) earnings per common share(c)	$(0.17)	$0.09	$0.11	$0.07

(Loss) earnings per share before preferred dividends available to common shareholders
Basic (loss) earnings per common share(c)	$(0.13)	$0.26	$0.20	$0.11
Diluted (loss) earnings per common share(c)	$(0.13)	$0.24	$0.19	$0.10
(Loss) earnings per share available to common shareholders
Basic (loss) earnings per common share(c)	$(0.13)	$0.26	$0.20	$0.11
Diluted (loss) earnings per common share(c)	$(0.13)	$0.24	$0.19	$0.10
Year Ended December 31, 2003
Net revenue	$1,156,113	$907,290	$893,132	$866,954
Gross profit	501,910	375,080	364,097	334,033
Operating income (loss)	87,039	1,278	24,608	25,336
Earnings (loss) from continuing operations	85,666	22,675	28,456	(126,088)
Earnings (loss) before preferred dividends	156,018	21,980	96,194	(106,796)
Net earnings (loss) available to common shareholders	152,755	18,716	92,930	(110,060)
Earnings (loss) per share from continuing operations available to common shareholders
Basic earnings (loss) per common share(c)	$0.23	$0.06	$0.09	$(0.53)
Diluted earnings (loss) per common share(c)	$0.22	$0.05	$0.09	$(0.53)
Earnings (loss) per share before preferred dividends available to common shareholders
Basic earnings (loss) per common share(c)	$0.43	$0.06	$0.35	$(0.45)
Diluted earnings (loss) per common share(c)	$0.40	$0.05	$0.33	$(0.45)
Net earnings (loss) per share available to common shareholders
Basic earnings (loss) per common share(c)	$0.43	$0.06	$0.35	$(0.45)
Diluted earnings (loss) per common share(c)	$0.40	$0.05	$0.33	$(0.45)

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

(c)
Per common share amounts for the quarters may not add to the annual amount because of differences in the average common shares outstanding during each period. All earnings per share amounts reflect IAC's one-for-two reverse stock split in 2005.

Discontinued Operations

(d)
During the fourth quarter of 2003, Expedia performed an analysis related to estimated supplier liabilities, resulting in an adjustment and a corresponding increase to revenue and operating income of $22.4 million. The analysis performed provided additional evidence that Expedia used to update and refine its estimation of supplier liabilities, resulting in the decrease of $22.4 million. Expedia does not expect to record any similar-sized adjustments in future periods.

NOTE 17: INDUSTRY SEGMENTS

        The overall concept that IAC employs in determining its Operating and Reportable Segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. Expedia, EUVÍA, TV Travel Shop, the USA Entertainment Group, Styleclick, ECS and Avaltus, a PRC subsidiary, are presented as discontinued operations and, accordingly, are excluded from the schedules below except for the schedule of assets, in which they are included in Corporate and other.

        During the second quarter of 2005, and in contemplation of the Spin-Off, the chief operating decision maker and executive management of IAC realigned how they view the businesses and how the businesses are organized. Accordingly, beginning in the second quarter of 2005, IAC introduced sector reporting that corresponds to the areas of interactivity in which the Company operates and redefined its Operating Segments to present the results consistent with how the chief operating decision maker and executive management currently view the businesses. The new segment presentation is as follows: the Retailing sector includes the U.S. and International Retailing Operating Segments; the Services sector includes the Ticketing, Financial Services and Real Estate, Teleservices and Home Services Operating Segments; Media & Advertising is its own sector and Operating Segment; and the Membership & Subscriptions sector includes the Vacations, Personals and Discounts Operating Segments. In addition, IAC reports the performance of its Emerging Businesses and corporate expenses.

        During 2003, the Company switched from reporting adjusted EBITDA as its primary metric to Operating Income Before Amortization, concluding that EBITDA was not the best way to look at divisional performance as it did not include certain operating costs such as depreciation and disengagement costs. Operating Income Before Amortization is defined as operating income excluding: (1) amortization of non-cash distribution, marketing and compensation expense; (2) amortization of intangibles and goodwill impairment, if applicable; (3) pro forma adjustments for significant acquisitions, if applicable; and (4) one-time items, if applicable. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash payments to partners and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, GAAP financial statements and descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

        The following table is a reconciliation of Operating Income Before Amortization to operating income and net earnings available to common shareholders in 2004, 2003 and 2002.

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Operating Income Before Amortization	$421,552	$366,896	$104,879
Amortization of non-cash distribution and marketing expense	(1,302)	(9,458)	(4,664)
Amortization of non-cash compensation expense	(70,326)	(32,404)	(10,005)
Amortization of intangibles	(185,388)	(186,677)	(98,888)
Goodwill impairment	(184,780)	—	(22,247)
Merger costs(a)	—	(96)	(5,628)

Operating (loss) income	(20,244)	138,261	(36,553)
Interest income	183,106	152,387	99,369
Interest expense	(81,292)	(84,967)	(42,823)
Equity in income (losses) of VUE	16,188	(224,468)	6,107
Equity in income (losses) of unconsolidated affiliates and other	34,534	11,215	(111,787)
Income tax (expense) benefit	(74,266)	24,214	23,545
Minority interest in (income) loss of consolidated subsidiaries	(3,159)	(5,933)	5,237
Gain on contribution of USA Entertainment to VUE, net of tax	—	—	2,378,311
Income from discontinued operations, net of tax	109,994	156,687	93,086
Cumulative effect of accounting change, net of tax	—	—	(461,389)
Preferred dividends	(13,053)	(13,055)	(11,759)

Net earnings available to common shareholders	$151,808	$154,341	$1,941,344

Revenue:
Retailing:
U.S.	$1,905,903	$1,763,689	$1,613,236
International	342,037	348,442	282,601

Total Retailing	2,247,940	2,112,131	1,895,837
Services:
Ticketing	768,199	743,232	655,312
Financial Services and Real Estate	189,783	55,795	—
Teleservices	293,895	294,273	294,139
Home Services	6,903	—	—
Intra-sector elimination	—	—	(5)

Total Services	1,258,780	1,093,300	949,446
Media & Advertising	30,463	28,715	30,832
Membership & Subscriptions:
Vacations	256,846	222,757	38,730
Personals	197,993	185,294	125,795
Discounts	217,937	201,550	—
Intra-sector elimination	(1,310)	(1,438)	—

Total Membership & Subscriptions	671,466	608,163	164,525
Emerging Businesses	6,592	—	—
Intersegment elimination(b)	(26,962)	(18,820)	(11,265)

Total	$4,188,279	$3,823,489	$3,029,375

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Operating (Loss) Income:
Retailing:
U.S.(c)	$141,737	$117,468	$98,738
International	2,979	3,403	(65,570)

Total Retailing	144,716	120,871	33,168
Services:
Ticketing	137,928	116,471	96,931
Financial Services and Real Estate	(7,577)	(16,472)	—
Teleservices(d)	(167,729)	12,460	(26,395)
Home Services	(2,242)	—	—

Total Services	(39,620)	112,459	70,536
Media & Advertising	(47,093)	(69,829)	(86,257)
Membership & Subscriptions:
Vacations	65,011	40,977	(5,268)
Personals	18,850	14,130	22,639
Discounts	14,038	40,408	—

Total Membership & Subscriptions	97,899	95,515	17,371
Emerging Businesses	(4,990)	(5,922)	(5,446)
Corporate and other	(171,156)	(114,833)	(65,925)

Total	$(20,244)	$138,261	$(36,553)

Operating Income Before Amortization:
Retailing:
U.S.(c)	$194,669	$168,260	$131,363
International	4,289	4,699	(64,921)

Total Retailing	198,958	172,959	66,442
Services:
Ticketing	164,326	144,502	108,069
Financial Services and Real Estate	21,425	1,197	—
Teleservices	17,051	12,460	(4,148)
Home Services	289	—	—

Total Services	203,091	158,159	103,921
Media & Advertising	(13,324)	(19,865)	(32,295)
Membership & Subscriptions:
Vacations	90,231	66,197	1,562
Personals	27,569	31,019	28,394
Discounts	22,023	46,092	—

Total Membership & Subscriptions	139,823	143,308	29,956
Emerging Businesses	(1,059)	(3,779)	(2,589)
Corporate and other	(105,937)	(83,886)	(60,556)

Total	$421,552	$366,896	$104,879

Assets:
Retailing:
U.S.	$3,321,343	$3,324,896	$3,421,040
International	299,648	306,943	265,896

Total Retailing	3,620,991	3,631,839	3,686,936
Services:
Ticketing	1,626,275	1,529,393	1,240,632
Financial Services and Real Estate	1,077,461	799,377	—
Teleservices	234,095	419,369	439,336
Home Services	156,772	—	—

Total Services	3,094,603	2,748,139	1,679,968
Media & Advertising	20,233	61,499	96,752
Membership & Subscriptions:
Vacations	767,553	791,535	777,798
Personals	286,280	298,830	93,393
Discounts	399,117	380,773	—

Total Membership & Subscriptions	1,452,950	1,471,138	871,191
Emerging Businesses	19,288	12,885	17,147
Corporate and other	14,190,800	13,642,955	9,288,865

Total	$22,398,865	$21,568,455	$15,640,859

Depreciation, amortization of intangibles and goodwill, including goodwill impairment and cable distribution fees:
Retailing:
U.S.	$164,396	$162,570	$143,487
International	11,604	11,029	8,993

Total Retailing	176,000	173,599	152,480
Services:
Ticketing	59,539	57,254	38,783
Financial Services and Real Estate	28,983	17,413	—
Teleservices(d)	202,497	23,530	58,182
Home Services	1,163	—	—

Total Services	292,182	98,197	96,965
Media & Advertising	37,512	50,945	53,916
Membership & Subscriptions:
Vacations	33,764	34,489	9,280
Personals	22,864	23,642	7,663
Discounts	11,682	8,075	—

Total Membership & Subscriptions	68,310	66,206	16,943
Emerging Businesses	4,084	5	2,857
Corporate and other	5,888	5,760	7,030

Total	$583,976	$394,712	$330,191

Capital expenditures:
Retailing:
U.S.	$49,040	$27,499	$36,850
International	6,042	3,684	16,277

Total Retailing	55,082	31,183	53,127
Services:
Ticketing	38,443	38,242	32,095
Financial Services and Real Estate	2,912	2,214	—
Teleservices	11,836	11,578	12,356
Home Services	616	—	—

Total Services	53,807	52,034	44,451
Media & Advertising	2,950	2,362	4,408
Membership & Subscriptions:
Vacations	6,927	8,095	2,364
Personals	4,137	12,054	5,525
Discounts	7,566	4,977	—

Total Membership & Subscriptions	18,630	25,126	7,889
Emerging Businesses	640	27	—
Corporate and other	36,681	27,779	4,265

Total	$167,790	$138,511	$114,140

(a)
The Company has incurred costs at Ticketmaster for investment banking, legal and accounting fees related directly to the merger, which are considered as one-time. These costs were incurred solely in relation to the merger, but may not be capitalized since Ticketmaster was considered the target in the transaction for accounting purposes. These costs do not directly benefit operations in any manner, would not normally be recorded by IAC if not for the fact it already consolidated this entity, and are all related to the same transaction, as IAC announced its intention to commence an exchange offer for the company in 2002. The majority of costs are for advisory services provided by investment bankers, and the amounts incurred in 2003 were pursuant to the same fee letters entered into by Ticketmaster in 2002. Given these factors, IAC believes it is appropriate to consider these costs as one-time.

(b)
Intersegment eliminations relate to services provided between IAC segments, including call center services provided by the Teleservices segment to other IAC segments, including those businesses currently presented in discontinued operations, generating revenues of $23.3 million, $17.8 million, and $9.9 million in 2004, 2003 and 2002, respectively. These amounts are eliminated in consolidation.

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

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Revenue
United States	$3,538,690	$3,239,094	$2,632,883
All other countries	649,589	584,395	396,492

	$4,188,279	$3,823,489	$3,029,375

Long-lived assets
United States	$465,734	$477,398	$499,991
All other countries	39,007	41,608	42,625

	$504,741	$519,006	$542,616

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

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$999,698	$999,698	$759,617	$759,617
Restricted cash	41,377	41,377	31,356	31,356
Accounts and notes receivable	353,579	353,579	272,789	272,789
Loans available for sale	206,256	206,256	—	—
VUE preferred equity interests	2,042,706	2,042,706	2,002,801	2,002,801
Long-term obligations and short-term borrowings	(1,359,668)	(1,447,839)	(1,120,109)	(1,228,336)
Derivative contracts	(10,387)	(10,387)	(6,803)	(6,803)
Letters of credit	—	33,341	—	10,721
Bank guarantees	—	6,290	—	4,286

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

        The net unrealized losses on available for sale securities noted above includes $5.5 million of unrealized foreign exchange gains that have been recognized through earnings during the year ended December 31, 2004. The remaining net unrealized loss is included within other comprehensive income and is recorded net of a deferred tax benefit of $8.0 million as of December 31, 2004. The proceeds from sales of available-for-sale marketable securities were approximately $3.4 billion, which resulted in gross realized gains of $5.3 million and gross realized losses of $2.0 million.

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

        The net unrealized losses on available for sale securities noted above are recorded net of a deferred tax benefit of $1.8 million as of December 31, 2003.

NOTE 20: EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Continuing Operations

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

        Summarized aggregated financial information for the Company's remaining equity investments including Jupiter Shop Channel, TVSN (China), TM Mexico, and TM Australia as of and for the year ended December 31, is summarized below:

	2004	2003	2002
	(In thousands)
Current assets	$150,045	$123,758	$100,926
Non-current assets	81,195	59,904	41,887
Current liabilities	112,122	81,505	64,753
Non-current liabilities	27,528	35,656	27,851
Net sales	499,806	345,212	255,311
Gross profit	202,478	136,675	30,827
Net income (loss)	18,621	7,966	(2,653)

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

Discontinued Operations

        On August 4, 2004, Expedia made an investment in eLong, Inc. ("eLong"), a Cayman Island company, whose principal business is the operation of an Internet based travel business in the People's Republic of China. The purchase price of the investment was approximately $59 million in cash that represented a 30% fully-diluted interest in eLong which is presently accounted for under the equity method. Concurrent with the original investment, eLong issued to Expedia a warrant to acquire such additional eLong shares as would be necessary to provide Expedia with a minimum aggregate investment of 51% of eLong shares on a fully diluted basis for approximately $6.21 per share.

        On November 4, 2004 eLong completed an initial public offering of its shares, which diluted Expedia's ownership percentage to approximately 28% immediately following the transaction. As a result Expedia recognized a $2.1 million increase in the basis of Expedia's investment, net of deferred taxes, related to the excess of the price received for the shares issued over the carrying value of Expedia's investment. Expedia has accordingly recorded this increase through additional-paid-in-capital. The initial public offering also resulted in the warrant becoming subject to the mark-to-market provisions of SFAS No. 115. As such, Expedia has recorded an unrealized gain of $27.2 million, net of deferred taxes of $16.4 million, related to the warrant that has been recorded in other comprehensive income at December 31, 2004.

        On December 16, 2004, Expedia notified eLong of its intent to exercise its warrant to acquire its additional eLong shares. The transaction was completed in January 2005. Following the exercise of the warrant, Expedia owns approximately 52% of the outstanding capital stock of eLong on a fully diluted basis, representing approximately 96% of the total voting power of eLong. Accordingly, Expedia began to consolidate the results of eLong effective January 2005.

NOTE 21: DISCONTINUED OPERATIONS

        On August 9, 2005, IAC completed the spin-off of its travel businesses, including Expedia.com, Hotels.com, Hotwire and TripAdvisor, into an independent public company, Expedia, Inc. Immediately prior to the Spin-Off, IAC effected a one-for-two reverse stock split. In addition, in March 2005, IAC entered into an agreement to sell its 48.6% ownership in EUVÍA for approximately $204 million. This sale closed on June 2, 2005 and resulted in a pre-tax gain of $129.3 million and an after-tax gain of $79.6 million. Further, during the second quarter of 2005, TV Travel Shop ceased the sale of third-party travel products through its broadcast programming. During the second quarter of 2003, ECS, Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations due to the lack of consumer acceptance in the marketplace as well as management concerns about the viability of the businesses.

Accordingly, the results of operations and statements of position of these businesses are presented as discontinued operations for all periods presented. See below for "Results of Discontinued Operations."

        All IAC common stock share information and related per share prices included in this note have been adjusted to reflect IAC's one-for-two reverse stock split in 2005.

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

        In connection with the VUE Transaction, IAC and its subsidiaries received the following at the closing: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period; (ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Vivendi at its then accreted face value with a maximum of approximately 28.3 million IAC common shares, provided that Vivendi may substitute cash in lieu of shares of IAC common stock (but not IAC Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by IAC after eight years, which may be settled in either Vivendi stock or cash, at Universal's election; and (v) a cancellation of Universal's USANi LLC interests that were exchangeable into IAC common shares, including USANi LLC interests obtained from Liberty in connection with a related transaction. In connection with the transaction, IAC retired approximately 160.5 million USANi LLC shares previously owned by Vivendi, thereby reducing IAC's fully diluted shares to approximately 236 million shares as of June 30, 2002.

        Related to the transaction, Liberty exchanged 3,539,863 shares of USANi LLC for shares of IAC common stock, and subsequently transferred to Universal 12.5 million shares of IAC common stock, its remaining 19,347,491 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

        IAC contributed to VUE: USA Cable, which includes USA Network, SCI FI Channel, TRIO and Newsworld International; Studios USA, which produces and distributes television programming; USA Films, which produces and distributes films. Vivendi contributed the film, television and theme park businesses of its subsidiary, Universal Studios, Inc. In addition, IAC issued to a subsidiary of Vivendi ten-year warrants to acquire shares of IAC common stock as follows: 12,093,547 shares at $55.0 per share; 12,093,547 shares at $65.0 per share; and 6,046,774 shares at $75.00 per share. The transaction has been accounted for as an asset sale. Barry Diller, IAC's chairman and chief executive officer, received a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million (economic interests in a portion of his common interests have been assigned by Mr. Diller to three executive officers of IAC), in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. IAC and Mr. Diller agreed that they would not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months from the closing of the VUE transaction. Mr. Diller served as chairman and chief executive officer of VUE from May 2002 until March 2003. During 2004,

Universal acquired Mr. Diller's common interest in VUE in accordance with the contractual terms of the VUE Partnership Agreement, with Mr. Diller and his assignees receiving their proportionate share of the proceeds.

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

        On June 7, 2005, IAC completed a transaction with NBC Universal in which IAC sold its common and preferred interests in VUE for approximately $3.4 billion in aggregate consideration.

Results of Discontinued Operations

        Expedia, EUVÍA, TV Travel Shop, ECS, Styleclick, Inc., Avaltus, Inc. and the USA Entertainment Group are presented as discontinued operations for all applicable periods presented. The net revenue and net earnings, net of the effect of any minority interest for the aforementioned discontinued operations for the applicable periods, were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net revenue	$2,005,426	$2,505,023	$1,551,550

Income before income taxes and minority interest	$243,532	$264,914	$268,552
Income tax expense	(122,967)	(42,881)	(53,836)
Minority interest in income of consolidated subsidiaries	(10,571)	(65,346)	(121,630)

Net earnings	$109,994	$156,687	$93,086

        Income from discontinued operations, net of tax in 2004 was principally due to the income of Expedia and EUVÍA. The income was partially offset by the losses at TV Travel Shop, as well as an adjustment in the second quarter of 2004 to the deferred tax liability of IAC's investment in Styleclick to reflect minority interest, which resulted in a reduction of a tax benefit recorded in 2002 when the deferred tax liabilities of IAC's investment in Styleclick were originally reversed. Income from discontinued operations, net of tax in 2003 was principally due to the income of Expedia and EUVÍA as well as a tax benefit recognized due to the shut-down of Styleclick. Income from discontinued operations, net of tax in 2002 was principally due to the income of Expedia, the operations of USA Entertainment through May 7, 2002 as well as a tax benefit recorded in connection with the reversal of a deferred tax liability related to IAC's investment in Styleclick.

        The major classes of assets and liabilities of the aforementioned discontinued operations, except for EUVÍA, which is included in assets held for sale and liabilities held for sale, were as follows (in thousands):

	December 31,
	2004	2003
Current assets	$316,947	$293,391

Goodwill	$5,849,139	$5,743,844
Intangible assets, net	1,279,361	1,364,256
Other non-current assets	240,968	104,532

Total non-current assets	$7,369,468	$7,212,632

Current liabilities	$1,015,083	$870,986

Deferred income taxes	$354,838	$387,959
Other long-term liabilities	68,683	3,321

Total non-current liabilities	$423,521	$391,280

NOTE 22: EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted earnings per share. All share information has been adjusted to reflect IAC's one-for-two reverse stock split in 2005.

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Earnings (loss) from continuing operations before cumulative effect of accounting change available to common shareholders:
Numerator:
Earnings (loss) from continuing operations	$54,867	$10,709	$(56,905)
Preferred stock dividends	(13,053)	(13,055)	(11,759)

Net earnings (loss) available to common shareholders	$41,814	$(2,346)	$(68,664)

Denominator:
Basic shares outstanding	347,990	300,032	213,159
Other dilutive securities including stock options, warrants and restricted stock and share units	23,222	—	—

Denominator for basic and diluted earnings per share—weighted average shares(a)	371,212	300,032	213,159

Earnings before cumulative effect of accounting change available to common shareholders:
Numerator:
Earnings before cumulative effect of accounting change	$164,861	$167,396	$2,414,492
Preferred stock dividends	(13,053)	(13,055)	(11,759)

Net earnings available to common shareholders	$151,808	$154,341	$2,402,733

Denominator:
Basic shares outstanding	347,990	300,032	213,159
Other dilutive securities including stock options, warrants and restricted stock and share units	23,222	—	—

Denominator for basic and diluted earnings per share—weighted average shares(a)	371,212	300,032	213,159

Net earnings available to common shareholders:
Numerator:
Net earnings available to common shareholders	$164,861	$167,396	$1,953,103
Preferred stock dividends	(13,053)	(13,055)	(11,759)

Net earnings available to common shareholders	$151,808	$154,341	$1,941,344

Denominator:
Basic shares outstanding	347,990	300,032	213,159
Other dilutive securities including stock options, warrants and restricted stock and share units	23,222	—	—

Denominator for basic and diluted earnings per share—weighted average shares(a)	371,212	300,032	213,159

	Year Ended December 31,
	2004	2003	2002
Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations before cumulative effect of accounting change	$0.12	$(0.01)	$(0.32)
Gain on contribution of USA Entertainment to VUE, net of tax	—	—	11.16
Income from discontinued operations, net of tax	0.32	0.52	0.43

Basic earnings per share before cumulative effect of accounting change	0.44	0.51	11.27
Cumulative effect of accounting change, net of tax	—	—	(2.16)

Basic earnings per share available to common shareholders	$0.44	$0.51	$9.11

Diluted earnings (loss) per share from continuing operations before cumulative effect of accounting change	$0.11	$(0.01)	$(0.32)
Gain on contribution of USA Entertainment to VUE, net of tax	—	—	11.16
Income from discontinued operations, net of tax	0.30	0.52	0.43

Diluted earnings per share before cumulative effect of accounting change	0.41	0.51	11.27
Cumulative effect of accounting change, net of tax	—	—	(2.16)

Diluted earnings per share available to common shareholders	$0.41	$0.51	$9.11

(a)
Because the Company had a loss from continuing operations available to common shareholders in 2003 and 2002, all potentially dilutive securities are not included in the denominator for computing dilutive earnings per share, since their impact on earnings per share from continuing operations would be anti-dilutive. In accordance with SFAS 128, the same shares are used to compute all earnings per share amounts. Securities that could potentially dilute basic EPS in the future that were not included in the fully diluted computation in 2004, 2003 and 2002 amounted to 9.7 million, 31.4 million and 21.9 million, respectively.

NOTE 23: NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL
    INFORMATION

        In December 2002, the Company issued $750.0 million aggregate principal amount of 7.0% Senior Notes (see Note 5). The notes, by their terms, are fully and unconditionally guaranteed by USANi LLC (the "Guarantor"). USANi LLC is wholly owned by the Company.

        The following tables present condensed consolidating financial information as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002 for: (1) the Company on a stand-alone basis; (2) the Guarantor, USANi LLC, on a stand-alone basis; (3) the combined non-guarantor subsidiaries of the Company (including the subsidiaries of USANi LLC (collectively, the "Non-Guarantor Subsidiaries"); and (4) the Company on a consolidated basis.

        As of and for the year ended December 31, 2004:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance sheet as of December 31, 2004:
Current assets	$99,991	$3,059,413	$1,639,416	$—	$4,798,820
Current assets of discontinued operations	—	—	316,947	—	316,947
Property and equipment, net	—	56,841	370,416	—	427,257
Goodwill and other intangible assets, net	—	—	6,416,127	—	6,416,127
Investment in subsidiaries	18,450,945	2,393,786	77,620	(20,922,351)	—
Other assets	160,111	2,709,288	200,847	—	3,070,246
Non-current assets of discontinued operations	—	—	7,369,468	—	7,369,468

Total assets	$18,711,047	$8,219,328	$16,390,841	$(20,922,351)	$22,398,865

Current liabilities	$1,833	$397,409	$1,478,115	$(2)	$1,877,355
Current liabilities of discontinued operations	—	—	1,015,083	—	1,015,083
Long-term debt, less current portion	750,407	—	46,308	—	796,715
Other liabilities and minority interest	693,553	1,058,429	500,375	—	2,252,357
Intercompany liabilities	1,231,420	1,683,125	(2,914,545)	—	—
Common stock exchangeable for preferred interest	1,428,530	—	—	—	1,428,530
Non-current liabilities of discontinued operations	—	—	423,521	—	423,521
Interdivisional equity	—	—	15,814,140	(15,814,140)	—
Shareholders' equity	14,605,304	5,080,365	27,844	(5,108,209)	14,605,304

Total liabilities and shareholders' equity	$18,711,047	$8,219,328	$16,390,841	$(20,922,351)	$22,398,865

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the year ended December 31, 2004:
Revenue	$—	$—	$4,188,279	$—	$4,188,279
Operating expenses	—	(321,917)	(3,886,606)	—	(4,208,523)
Interest (expense) income, net	(168,772)	192,351	78,235	—	101,814
Other income, net	39,018	121,051	6,885	(116,232)	50,722
Income tax benefit (expense)	185,334	(45,224)	(214,376)	—	(74,266)
Minority interest	(713)	—	(2,446)	—	(3,159)

Earnings (loss) from continuing operations	54,867	(53,739)	169,971	(116,232)	54,867
Discontinued operations, net of tax	109,994	—	109,994	(109,994)	109,994

Earnings (loss) before preferred dividends	164,861	(53,739)	279,965	(226,226)	164,861
Preferred dividends	(13,053)	—	—	—	(13,053)

Net earnings (loss) available to common shareholders	$151,808	$(53,739)	$279,965	$(226,226)	$151,808

Cash flows for the year ended December 31, 2004:
Cash flows (used in) provided by operating activities	$(200,354)	$(37,979)	$741,989	$—	$503,656
Cash flows (used in) provided by investing activities	(200,565)	(943,235)	41,763	—	(1,102,037)
Cash flows provided by (used in) financing activities	397,039	1,138,794	(1,799,487)	—	(263,654)
Net cash provided by discontinued operations	—	—	1,079,101	—	1,079,101
Effect of exchange rate changes on cash and cash equivalents	3,880	—	19,135	—	23,015
Cash and cash equivalents at the beginning of the period	—	523,634	235,983	—	759,617

Cash and cash equivalents at the end of the period	$—	$681,214	$318,484	$—	$999,698

        As of and for the year ended December 31, 2003:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance sheet as of December 31, 2003:
Current assets	$43,843	$2,172,126	$1,705,616	$—	$3,921,585
Current assets of discontinued operations	—	—	293,391	—	293,391
Property and equipment, net	—	11,659	380,501	—	392,160
Goodwill and other intangible assets, net	—	—	6,474,391	—	6,474,391
Investment in subsidiaries	17,872,126	2,376,750	(25,177)	(20,223,699)	—
Other assets	110,736	2,668,157	495,403	—	3,274,296
Non-current assets of discontinued operations	—	—	7,212,632	—	7,212,632

Total assets	$18,026,705	$7,228,692	$16,536,757	$(20,223,699)	$21,568,455

Current liabilities	$(46,648)	$82,536	$961,012	$10,295	$1,007,195
Current liabilities of discontinued operations	—	—	870,986	—	870,986
Long-term debt, less current portion	748,897	360,299	8,630	—	1,117,826
Other liabilities and minority interest	1,960,429	873	375,729	22	2,337,053
Intercompany liabilities	(480,088)	1,364,618	(884,530)	—	—
Common stock exchangeable for preferred interest	1,428,530	—	—	—	1,428,530
Non-current liabilities of discontinued operations	—	—	391,280	—	391,280
Interdivisional equity	—	—	15,253,053	(15,253,053)	—
Shareholders' equity	14,415,585	5,420,366	(439,403)	(4,980,963)	14,415,585

Total liabilities and shareholders' equity	$18,026,705	$7,228,692	$16,536,757	$(20,223,699)	$21,568,455

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the year ended December 31, 2003:
Revenue	$—	$—	$3,823,489	$—	$3,823,489
Operating expenses	(2,917)	(180,745)	(3,501,566)	—	(3,685,228)
Interest (expense) income, net	(15,167)	54,030	28,557	—	67,420
Other income (expense), net	28,793	(72,985)	5,993	(175,054)	(213,253)
Income tax benefit	—	—	24,214	—	24,214
Minority interest	—	—	(5,933)	—	(5,933)

Earnings (loss) from continuing operations	10,709	(199,700)	374,754	(175,054)	10,709
Discontinued operations, net of tax	156,687	—	156,687	(156,687)	156,687

Earnings (loss) before preferred dividends	167,396	(199,700)	531,441	(331,741)	167,396
Preferred dividends	(13,055)	—	—	—	(13,055)

Net earnings (loss) available to common shareholders	$154,341	$(199,700)	$531,441	$(331,741)	$154,341

Cash flows for the year ended December 31, 2003:
Cash flows (used in) provided by operating activities	$(31,196)	$(37,083)	$689,194	$—	$620,915
Cash flows (used in) provided by investing activities	(724,799)	(825,965)	485,432	—	(1,065,332)
Cash flows provided by (used in) financing activities	828,456	(99,070)	(1,254,676)	—	(525,290)
Net cash used in discontinued operations	(72,461)	—	(108,405)	—	(180,866)
Effect of exchange rate changes on cash and cash equivalents	—	—	16,337	—	16,337
Cash and cash equivalents at beginning of period	—	1,485,754	408,099	—	1,893,853

Cash and cash equivalents at end of period	$—	$523,636	$235,981	$—	$759,617

        For the year ended December 31, 2002:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the year ended December 31, 2002:
Revenue	$—	$—	$3,029,375	$—	$3,029,375
Operating expenses	(7,098)	(48,653)	(3,010,177)	—	(3,065,928)
Interest (expense) income, net	(14,452)	42,591	28,407	—	56,546
Other expense, net	(35,355)	(160,729)	(100,558)	190,962	(105,680)
Income tax benefit	—	—	23,545	—	23,545
Minority interest	—	—	5,237	—	5,237

Loss from continuing operations	(56,905)	(166,791)	(24,171)	190,962	(56,905)
Gain on sale of USA Entertainment, net of tax	2,378,311	—	—	—	2,378,311
Discontinued operations, net of tax	93,086	33,237	83,937	(117,174)	93,086
Cumulative effect of accounting change, net of tax	(461,389)	—	(461,389)	461,389	(461,389)

Earnings (loss) before preferred dividends	1,953,103	(133,554)	(401,623)	535,177	1,953,103
Preferred dividends	(11,759)	—	—	—	(11,759)

Net earnings (loss) available to common shareholders	$1,941,344	$(133,554)	$(401,623)	$535,177	$1,941,344

Cash flows for the year ended December 31, 2002:
Cash flows (used in) provided by operating activities	$(193,530)	$(600,383)	$1,148,099	$—	$354,186
Cash flows provided by (used in) investing activities	13,082	910,975	(253,258)	—	670,799
Cash flows provided by (used in) financing activities	180,448	971,883	(540,156)	—	612,175
Net cash used by discontinued operations	—	—	(45,258)	—	(45,258)
Effect of exchange rate changes on cash and cash equivalents	—	—	9,775	—	9,775
Cash and cash equivalents at beginning of period	—	203,263	88,913	—	292,176

Cash and cash equivalents at end of period	$—	$1,485,738	$408,115	$—	$1,893,853

NOTE 24: RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles Operating Income before Amortization to operating income (loss) for the Company's reporting segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the year ended December 31, 2004:
	Operating Income before Amortization	Amortization of non-cash items	Operating Income (loss)
Retailing:
U.S.(a)	$194.7	$(52.9)	$141.7
International	4.3	(1.3)	3.0

Total Retailing	199.0	(54.2)	144.7
Services:
Ticketing	164.3	(26.4)	137.9
Financial Services and Real Estate	21.4	(29.0)	(7.6)
Teleservices	17.1	(184.8)	(167.7)
Home Services	0.3	(2.5)	(2.2)

Total Services	203.1	(242.7)	(39.6)
Media & Advertising	(13.3)	(33.8)	(47.1)
Membership & Subscriptions:
Vacations	90.2	(25.2)	65.0
Personals	27.6	(8.7)	18.8
Discounts	22.0	(8.0)	14.0

Total Membership & Subscriptions	139.8	(41.9)	97.9
Emerging Businesses	(1.1)	(3.9)	(5.0)
Corporate and other	(105.9)	(65.2)	(171.2)

Total	$421.6	$(441.8)	$(20.2)

Other income, net			152.5

Earnings from continuing operations before income taxes and minority interest			132.3
Income tax expense			(74.3)
Minority interest in income of consolidated subsidiaries			(3.2)

Earnings from continuing operations			54.9
Income from discontinued operations, net of tax			110.0

Earnings before preferred dividends			164.9
Preferred dividends			(13.1)

Net earnings available to common shareholders			$151.8

	For the year ended December 31, 2003:
	Operating Income before Amortization	Amortization of non-cash items	Merger Costs	Operating Income (loss)
Retailing:
U.S.(a)	$168.3	$(50.8)	$—	$117.5
International	4.7	(1.3)	—	3.4

Total Retailing	173.0	(52.1)	—	120.9
Services:
Ticketing	144.5	(28.0)	(0.1)	116.5
Financial Services and Real Estate	1.2	(17.7)	—	(16.5)
Teleservices	12.5	—	—	12.5

Total Services	158.2	(45.6)	(0.1)	112.5
Media & Advertising	(19.9)	(50.0)	—	(69.8)
Membership & Subscriptions:
Vacations	66.2	(25.2)	—	41.0
Personals	31.0	(16.9)	—	14.1
Discounts	46.1	(5.7)	—	40.4

Total Membership & Subscriptions	143.3	(47.8)	—	95.5
Emerging Businesses	(3.8)	(2.1)	—	(5.9)
Corporate and other	(83.9)	(30.9)	—	(114.8)

Total	$366.9	$(228.5)	$(0.1)	$138.3

Other expense, net				(145.8)

Loss from continuing operations before income taxes and minority interest				(7.6)
Income tax benefit				24.2
Minority interest in income of consolidated subsidiaries				(5.9)

Earnings from continuing operations				10.7
Income from discontinued operations, net of tax				156.7

Earnings before preferred dividends				167.4
Preferred dividends				(13.1)

Net earnings available to common shareholders				$154.3

	For the year ended December 31, 2002:
	Operating Income before Amortization	Amortization of non-cash items	Merger Costs	Operating income (loss)
Retailing:
U.S.(a)	$131.4	$(32.6)	$—	$98.7
International	(64.9)	(0.7)	—	(65.6)

Total Retailing	66.5	(33.3)	—	33.1
Services:
Ticketing	108.1	(11.1)	—	96.9
Teleservices	(4.1)	(22.2)	—	(26.4)

Total Services	104.0	(33.4)	—	70.5
Media & Advertising	(32.3)	(48.3)	(5.6)	(86.3)
Membership & Subscriptions:
Vacations	1.6	(6.8)	—	(5.3)
Personals	28.4	(5.8)	—	22.6

Total Membership & Subscriptions	30.0	(12.6)	—	17.3
Emerging Businesses	(2.6)	(2.9)	—	(5.4)
Corporate and other	(60.6)	(5.4)	—	(65.9)

Total	$104.9	$(135.8)	$(5.6)	$(36.6)

Other expense, net				(49.1)

Loss from continuing operations before income taxes and minority interest				(85.7)
Income tax benefit				23.5
Minority interest in loss of consolidated subsidiaries				5.2

Loss from continuing operations before cumulative effect of accounting change				(56.9)
Gain on contribution of USA Entertainment to VUE, net of tax				2,378.3
Income from discontinued operations, net of tax				93.1

Earnings before cumulative effect of accounting change				2,414.5
Cumulative effect of accounting change, net of tax				(461.4)

Earnings before preferred dividends				1,953.1
Preferred dividends				(11.8)

Net earnings available to common shareholders				$1,941.3

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

      Consolidated Balance Sheets as of December 31, 2004 and 2003.

      Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002.

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

      Notes to Consolidated Financial Statements.

  (2)
  Consolidated Financial Statement Schedule of IAC

Schedule Number
II	Valuation and Qualifying Accounts.

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

Exhibit Number	Description	Location
2.1
	Investment Agreement, dated as of October 19, 1997, among Universal Studios, Inc., HSN, Inc., Home Shopping Network, Inc. and Liberty Media Corporation, as amended and restated as of December 18, 1997.	Appendix A to the Registrant's Definitive Proxy Statement, dated January 12, 1998.
2.2	Amended and Restated Transaction Agreement, dated as of December 16, 2001, among Vivendi Universal, S.A., Universal Studios, Inc., the Registrant, USANi LLC and Liberty Media Corporation.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2002.
3.1	Restated Certificate of Incorporation of IAC.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 14, 2003.

3.2	Certificate of Ownership and Merger merging NC3, Inc. into IAC/InterActiveCorp under the name IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 14, 2004.
3.3	Amended and Restated Bylaws of IAC.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on September 20, 2002.
4.1	Indenture, dated as of November 23, 1998, among the Registrant, USANi LLC, the Guarantors party thereto, and The Chase Manhattan Bank, as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-71305), filed on January 28, 1999.
4.2	Form of 6 3/4% Senior Notes due 2005.	Exhibit B to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-71305), filed on January 28, 1999.
4.3	Indenture, dated as of December 16, 2002, among the Registrant, USANi LLC, as Guarantor, and JPMorgan Chase Bank, as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.4	Form of 7% Senior Notes due 2013.	Exhibit B to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.5	Equity Warrant Agreement, dated as of February 4, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.6	Equity Warrant Agreement, dated as of May 7, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2002.
4.7	Forms of Equity Warrant Agreement and Optionholder Equity Warrant Agreement, in each case, between the Registrant and Mellon Investor Services LLC, as equity warrant agent.	Exhibits 4.2 and 4.4 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-104973), filed on August 6, 2003.
10.1*	Equity and Bonus Compensation Agreement, dated as of August 24, 1995, between Barry Diller and the Registrant.	Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2*	Amended and Restated 2000 Stock and Annual Incentive Plan.	Appendix B to the Registrant's Definitive Proxy Statement, dated April 30, 2003.
10.3*	Deferred Compensation Plan For Non-Employee Directors.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.4*	Home Shopping Network, Inc. 1996 Stock Option Plan for Employees.	Exhibit A to the Home Shopping Definitive Proxy Statement, dated March 28, 1996.
10.5*	Silver King Communications, Inc. 1995 Stock Incentive Plan.	Appendix G to the Registrant's Definitive Proxy Statement, dated November 20, 1996.
10.6*	Silver King Communications, Inc. Directors' Stock Option Plan.	Appendix H to the Registrant's Definitive Proxy Statement, dated November 20, 1996.
10.7*	HSN, Inc. 1997 Stock and Annual Incentive Plan.	Appendix F to the Registrant's Definitive Proxy Statement, dated January 12, 1998.
10.8*	IAC/InterActiveCorp Executive Deferred Compensation Plan	Previously filed.
10.9*	Summary of Non-Employee Director Compensation Arrangements	Previously filed.
10.10*	Form of Restricted Stock Unit Agreement	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated February 16, 2005.
10.11	Amended and Restated Governance Agreement, among the Registrant, Vivendi Universal, S.A., Universal Studios, Inc., Liberty Media Corporation and Barry Diller, dated as of December 16, 2001.	Appendix C to the Registrant's Definitive Proxy Statement, dated March 25, 2002.
10.12	Amended and Restated Stockholders Agreement among Universal Studios, Inc., Liberty Media Corporation, Barry Diller and Vivendi Universal, S.A., dated as of December 16, 2001.	Appendix D to the Registrant's Definitive Proxy Statement, dated March 25, 2002.
10.13*	Employment Agreement between Julius Genachowski and the Registrant, dated August 9, 2000.	Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.14*	Extension of and Amendment to Employment Agreement between Julius Genachowski and the Registrant, dated as of September 30, 2002.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.
10.15*	Employment Agreement between Shana Fisher and the Registrant, dated as of June 30, 2003.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.
10.16*	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of November 5, 2003.	Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.17*	Agreement between Victor Kaufman and the Registrant, dated as of February 5, 2004.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2004.

10.18*	Employment Agreement between Thomas J. McInerney and the Registrant, dated as of October 9, 2002.	Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.19*	Amendment No. 1 to Employment Agreement between Thomas J. McInerney and the Registrant, dated as of November 15, 2004.	Previously filed.
10.20*	Resignation Agreement, dated as of February 5, 2003, between Expedia, Inc. and Richard N. Barton.	Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.21	Shareholders Agreement, dated December 12, 1996, relating to Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co. Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.22	Services and Trademark License Agreement, dated as of December 12, 1996, between Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.23	Form of Spinoff Agreement between Liberty Media Corporation and Universal Studios, Inc., dated as of October 19, 1997.	Appendix D to the Registrant's Definitive Proxy Statement, dated January 12, 1998.
10.24
	Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Universal Pictures International Holdings 2 BV, NYCSpirit Corp. II, the Registrant, USANi Sub LLC, New-U Studios Holdings, Inc., Barry Diller, Vivendi Universal, S.A. and Universal Studios, Inc.	Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2002.
10.25
	Amendment No. 1, dated November 25, 2002, to the Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Universal Pictures International Holdings 2 BV, NYCSpirit Corp. II and the Registrant.	Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.26	Amendment No. 2, dated June 24, 2003, to the Amended and Restated Limited Partnership Agreement of Vivendi Universal Entertainment LLLP, dated as of May 7, 2002, by and among USI Entertainment Inc., USANi Holdings XX, Inc., Universal Pictures International Holdings BV, Universal Pictures International Holdings 2BV, NYCSpirit Corp. II, the Registrant, USANi Sub LLC, New-U Studios Holdings, Inc., Barry Diller and Universal Studios, Inc.	Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	Subsidiaries of IAC as of December 31, 2004.	Previously filed.
23.1	Consent of Ernst & Young LLP.	Previously filed.
23.2	Consent of Ernst & Young LLP.	Previously filed.
23.3	Consent of Ernst & Young LLP.	Previously filed.
23.4†	Consent of Ernst & Young LLP.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consolidated Financial Statements and Report of Independent Auditors of H.O.T. Networks GmbH and Subsidiaries for the years ended December 31, 2002, 2001 and 2000.	Exhibit 99.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
99.2	Unaudited Financial Statements of Vivendi Universal Entertainment LLLP for the year ended December 31, 2004.	Previously filed.

99.3	Audited Financial Statements of Vivendi Universal Entertainment LLLP for the years ended December 31, 2003 and 2002.	Previously filed.
99.4	Unaudited Consolidated Financial Statements of TVSN Asia Pacific (Holdings) Limited and subsidiaries for the years ended December 31, 2004, 2003 and 2002.	Previously filed.

*
Reflects management contracts and management and director compensatory plans.

†
Filed herewith.

††
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 4 on Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

September 27, 2005
IAC/INTERACTIVECORP
	By:	/s/ MICHAEL H. SCHWERDTMAN Michael H. Schwerdtman Vice President and Controller (Chief Accounting Officer)

Schedule II

IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period		Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2004
Allowance for doubtful accounts	$24,940		$6,805		$1,730		$(14,325	)(1)	$19,150
Inventory reserves	34,607		4,369		80		(1,174	)(9)	37,882
Sales returns accrual	29,338		404		—		191		29,933
Deferred tax valuation allowance	263,586	(10)	—		(36,738	)(2)	(122,137	)(3)	104,711
Other reserves	4,935								5,849
2003
Allowance for doubtful accounts	$23,667		$19,552		$705		$(18,984	)(1)	$24,940
Inventory reserves	33,444		1,413		(243)		(7	)(9)	34,607
Sales returns accrual	24,036		5,302		—		—		29,338
Deferred tax valuation allowance	217,422		(34,243	)(5)	(27,979	)(4)	—		155,200	(10)
Other reserves	3,787								4,935
2002
Allowance for doubtful accounts	$16,116		$26,534		$3,921	(8)	$(22,904	)(1)	$23,667
Inventory reserves	38,170		(4,944)		303	(8)	(85	)(9)	33,444
Sales returns accrual	21,925		2,111		—		—		24,036
Deferred tax valuation allowance	75,834		(29,008	)(7)	170,596	(6)	—		217,422
Other reserves	2,923								3,787

(1)
Write-off of fully reserved accounts receivable.

(2)
Amount is primarily related to LendingTree net operating loss carry forward, which impacted goodwill.

(3)
Amount is primarily related to the net operating losses of HSN International that either expired or were utilized during the year.

(4)
Amount is primarily related to the acquisition of LendingTree partially offset by net operating losses carryforwards of Ticketmaster, both of which impacted goodwill.

(5)
Amount primarily relates to Ticketmaster net operating loss carry forward, which impacted the income tax provision.

(6)
Amount primarily relates to net operating losses of HSN International, which impacted deferred taxes.

(7)
Amount primarily relates to Ticketmaster's utilization of net operating losses which impacted the income tax provision.

(8)
Acquisition of Interval in September 2002.

(9)
Disposition of inventory during the year.

(10)
The December 31, 2003 balance was affected by reclassifications of valuation allowances that had previously been netted against the related deferred tax assets for net operating losses related to HSN International. The January 1, 2004 balance reflects this reclassification.

QuickLinks

Documents Incorporated By Reference
EXPLANATORY NOTE
MANAGEMENT OVERVIEW
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
IAC'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION
RECONCILIATION OF NON-GAAP MEASURE
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
IAC/INTERACTIVECORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART IV
SIGNATURES
IAC/INTERACTIVECORP AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS