Form 10-Q
period 2005-09-30
IAC/INTERACTIVECORP
filed 2005-11-09
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 9, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of October 28, 2005, the following shares of the Registrant's common stock were outstanding:

Common Stock, including 146,002 shares of restricted stock	293,780,991
Class B Common Stock	25,599,998

Total outstanding Common Stock	319,380,989

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of October 28, 2005 was $6,348,547,027. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

PART I    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Service revenue	$693,833	$415,317	$1,831,097	$1,279,796
Product sales	789,464	541,976	2,215,732	1,673,296

Net revenue	1,483,297	957,293	4,046,829	2,953,092
Cost of sales—service revenue	321,657	222,562	887,571	681,386
Cost of sales—product sales	482,493	322,649	1,352,310	1,024,155

Gross profit	679,147	412,082	1,806,948	1,247,551
Selling and marketing expense	264,378	138,891	679,681	414,755
General and administrative expense	168,234	119,912	488,493	356,018
Other operating expense	35,134	22,839	87,585	63,260
Amortization of cable distribution fees	17,403	18,046	51,183	53,079
Amortization of non-cash distribution and marketing expense	—	—	—	1,301
Amortization of non-cash compensation expense	84,775	13,495	113,778	47,761
Amortization of intangibles	50,176	46,605	133,933	142,636
Depreciation expense	37,730	35,514	108,141	104,651

Operating income	21,317	16,780	144,154	64,090
Other income (expense):
Interest income	20,062	45,847	115,075	134,437
Interest expense	(11,108)	(20,456)	(51,718)	(59,083)
Gain on sale of VUE	—	—	523,487	—
Equity in income of VUE	—	607	21,960	11,293
Equity in income of unconsolidated affiliates and other	14,263	(1,354)	33,753	13,475

Total other income, net	23,217	24,644	642,557	100,122

Earnings from continuing operations before income taxes and minority interest	44,534	41,424	786,711	164,212
Income tax expense	(7,635)	(6,215)	(311,652)	(53,609)
Minority interest in income of consolidated subsidiaries	(527)	(672)	(1,951)	(1,685)

Earnings from continuing operations	36,372	34,537	473,108	108,918
Gain on sale of EUVÍA, net of tax	—	—	79,648	—
Income from discontinued operations, net of tax	33,117	58,204	210,327	98,546

Earnings before preferred dividends	69,489	92,741	763,083	207,464
Preferred dividends	(1,412)	(3,263)	(7,938)	(9,789)

Net earnings available to common shareholders	$68,077	$89,478	$755,145	$197,675

Earnings per share from continuing operations:
Basic earnings per share	$0.11	$0.09	$1.40	$0.28
Diluted earnings per share	$0.10	$0.09	$1.33	$0.27
Net earnings per share available to common shareholders:
Basic earnings per share	$0.21	$0.26	$2.27	$0.57
Diluted earnings per share	$0.19	$0.24	$2.14	$0.53

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
	($ in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$909,398	$999,698
Restricted cash and cash equivalents	117,425	41,377
Marketable securities	2,103,160	2,409,745
Accounts and notes receivable, net of allowance of $26,467 and $19,150, respectively	497,822	353,579
Loans available for sale, net	416,683	206,256
Inventories, net	428,599	240,917
Deferred income taxes	123,261	107,220
Other current assets	182,713	100,148
Assets held for sale	1,401	339,880
Current assets of discontinued operations	4,602	316,947

Total current assets	4,785,064	5,115,767
Total Property, Plant and Equipment, net	536,876	427,257
OTHER ASSETS:
Goodwill	7,356,999	5,361,825
Intangible assets, net	1,610,938	1,054,302
Long-term investments	86,522	1,469,020
Preferred interest exchangeable for common stock	—	1,428,530
Cable distribution fees, net	42,767	77,484
Notes receivable and advances, net of current portion	639	615
Deferred charges and other	283,067	94,597
Non-current assets of discontinued operations	7,473	7,369,468

TOTAL ASSETS	$14,710,345	$22,398,865

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
	($ in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations and short-term borrowings	$817,325	$562,953
Accounts payable, trade	288,619	259,510
Accounts payable, client accounts	290,645	176,921
Accrued distribution fees	28,939	36,903
Deferred revenue	123,146	99,258
Deferred income taxes	287	—
Income tax payable	628,035	56,672
Other accrued liabilities	514,503	389,365
Liabilities held for sale	—	295,773
Current liabilities of discontinued operations	18,072	1,015,083

Total current liabilities	2,709,571	2,892,438
Long-term obligations, net of current maturities	962,975	796,715
Other long-term liabilities	204,539	101,332
Non-current liabilities of discontinued operations	8,319	423,521
Deferred income taxes	1,346,371	2,130,386
Common stock exchangeable for preferred interest	—	1,428,530
Minority interest	5,237	20,639
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 846 and 13,118,182 shares issued and outstanding	—	131
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 394,146,237 shares and outstanding 301,711,634 shares, including 146,041 shares of restricted stock	394	—
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 32,314,998 shares and outstanding 25,599,998 shares	32	—
Common stock $.01 par value; authorized 1,600,000,000 shares; issued 348,491,650 shares and outstanding 316,509,775 shares, including 154,326 shares of restricted stock	—	3,485
Class B convertible common stock $.01 par value; authorized 400,000,000 shares; issued and outstanding 32,314,998 shares	—	323
Additional paid-in capital	14,312,440	14,062,605
Retained earnings	15,009	2,428,760
Accumulated other comprehensive income	33,211	81,051
Treasury stock 99,149,603 and 31,981,875 shares, respectively	(4,882,755)	(1,966,053)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	9,473,333	14,605,304

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,710,345	$22,398,865

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

						Class B Convertible Common Stock $.001 Par Value		Common Stock $.01 Par Value		Class B Convertible Common Stock $.01 Par Value						Note Receivable From Key Executive for Common Stock Issuance
		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value
														Accum Other Comp. Income
												Addit. Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2004	$14,605,304	$131	13,118	$—	—	$—	—	$3,485	348,492	$323	32,315	$14,062,605	$2,428,760	$81,051	$(1,966,053)	$(4,998)
Comprehensive income:
Net earnings for the nine months ended September 30, 2005	763,083	—	—	—	—	—	—	—	—	—	—	—	763,083	—	—	—
Increase in unrealized losses in available for sale securities	(22,758)	—	—	—	—	—	—	—	—	—	—	—	—	(22,758)	—	—
Foreign currency translation	(24,112)	—	—	—	—	—	—	—	—	—	—	—	—	(24,112)	—	—
Net loss on derivative contracts	(970)	—	—	—	—	—	—	—	—	—	—	—	—	(970)	—	—

Comprehensive income	715,243

Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	99,735	—	—	2	2,341	—	—	54	5,458	—	—	99,679	—	—	—	—
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other, net	5,247	—	—	—	—	—	—	—	—	—	—	5,247	—	—	—	—
Dividends on preferred stock	(7,938)	—	—	—	—	—	—	—	—	—	—	—	(7,938)	—	—	—
Amortization of non-cash compensation	169,805	—	—	—	—	—	—	—	—	—	—	169,805	—	—	—	—
Sale of VUE interests	33,627	—	—	—	—	—	—	—	—	—	—	1,428,530	—	—	(1,394,903)	—
Issuance of securities in connection with the Ask Jeeves acquisition	1,736,788	—	—	—	—	—	—	379	37,856	—	—	1,736,409	—	—	—	—
Recapitalization of common stock(a)	—	—	—	392	391,806	32	32,315	(3,918)	(391,806)	(323)	(32,315)	3,817	—	—	—	—
Redemption of preferred stock	(655,727)	(131)	(13,117)	—	—	—	—	—	—	—	—	(655,596)	—	—	—	—
Spin-Off of Expedia to shareholders	(5,812,352)	—	—	—	—	—	—	—	—	—	—	(2,643,456)	(3,168,896)	—	—	—
Recognition of derivatives related to convertible notes and certain warrants, net	105,400	—	—	—	—	—	—	—	—	—	—	105,400	—	—	—	—
Purchase of treasury stock	(1,521,799)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,521,799)	—

Balance as of September 30, 2005	$9,473,333	$—	1	$394	394,147	$32	32,315	$—	—	$—	—	$14,312,440	$15,009	$33,211	$(4,882,755)	$(4,998)

        Accumulated other comprehensive income, net of tax, is comprised of unrealized (losses) gains on available for sale securities of $(5,209) and $17,549 at September 30, 2005 and December 31, 2004, respectively, foreign currency translation adjustments of $40,800 and $64,912 at September 30, 2005 and December 31, 2004, respectively, and net losses from derivative contracts of $(2,380) and $(1,410) at September 30, 2005 and December 31, 2004, respectively.

(a)
The recapitalization of common stock entitled the holder to exchange (i) each share of IAC $0.01 par value common stock into one share of IAC $0.001 par value common stock and 1/100 of a share of IAC Series 1 Mandatory Exchangeable Preferred Stock that automatically exchanged into one share of Expedia $0.001 par value common stock immediately following the Spin-Off and (ii) each share of IAC $0.01 par value Class B common stock into one share of IAC $0.001 par value Class B common stock and 1/100 of a share of IAC Series 2 Mandatory Exchangeable Preferred Stock that automatically exchanged into one share of Expedia $0.001 par value Class B common stock immediately following the Spin-Off. The approximately 31 million shares of IAC Series 1 Mandatory Exchangeable Preferred Stock and 2.6 million shares of IAC Series 2 Mandatory Exchangeable Preferred Stock that were issued in respect of IAC common stock and IAC Class B common stock held as treasury stock were redeemed prior to their exchange into Expedia shares. IAC had no ownership interest in Expedia after the Spin-Off.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Earnings from continuing operations	$473,108	$108,918
Adjustments to reconcile earnings from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	242,074	247,287
Amortization of cable distribution fees	51,183	53,079
Amortization of non-cash distribution and marketing expense	—	1,301
Amortization of non-cash compensation expense	113,778	47,761
Deferred income taxes	(1,054,605)	64,975
Gain on sale of VUE	(523,487)	—
Equity in income of unconsolidated affiliates, including VUE	(39,580)	(24,024)
Non-cash interest income	(29,511)	(30,854)
Minority interest in income of consolidated subsidiaries	1,951	1,685
Increase in cable distribution fees	(20,067)	(17,770)
Changes in current assets and liabilities:
Accounts and notes receivable	(6,450)	11,372
Loans available for sale	(210,376)	—
Inventories	(92,944)	(63,228)
Prepaids and other assets	(12,031)	(2,516)
Accounts payable and accrued liabilities	548,778	(112,843)
Deferred revenue	32,308	24,310
Funds collected by Ticketmaster on behalf of clients, net	78,666	38,639
Other, net	(4,963)	(2,661)

Net cash (used in) provided by operating activities	(452,168)	345,431

Cash flows provided by (used in) investing activities:
Acquisitions, net of cash acquired	(682,809)	(172,371)
Capital expenditures	(175,660)	(120,448)
(Increase) decrease in long-term investments and notes receivable	(28,707)	26,570
Purchase of marketable securities	(1,943,180)	(2,726,133)
Proceeds from sale of marketable securities	2,324,303	2,185,047
Proceeds from sale of VUE	1,882,291	—
Proceeds from sale of Euvía	183,016	—
Other, net	31,334	1,175

Net cash provided by (used in) investing activities	1,590,588	(806,160)

Cash flows used in financing activities:
Borrowings	80,000	—
Increase in warehouse loans payable	205,644	—
Principal payments on long-term obligations	(38,344)	(1,060)
Purchase of treasury stock	(1,420,402)	(429,507)
Proceeds from issuance of common stock, including stock options	80,734	94,057
Redemption of preferred stock	(655,727)	—
Preferred dividends	(7,938)	(9,789)
Other, net	(45,902)	658

Net cash used in financing activities	(1,801,935)	(345,641)
Net cash provided by discontinued operations	599,771	1,021,718
Effect of exchange rate changes on cash and cash equivalents	(26,556)	9,980

Net (decrease) increase in cash and cash equivalents	(90,300)	225,328
Cash and cash equivalents at beginning of period	999,698	759,617

Cash and cash equivalents at end of period	$909,398	$984,945

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

        IAC consists of the following sectors:

  •
  Retailing, which includes U.S., including Cornerstone Brands, Inc. (since April 2005), and International;

  •
  Services, which includes Ticketing, Lending, Real Estate, Teleservices and Home Services (since September 2004);

  •
  Media & Advertising, which includes Ask Jeeves, Inc. (since July 2005); and

  •
  Membership & Subscriptions, which includes Vacations, Personals and Discounts.

        On December 21, 2004, IAC announced its plans to separate its travel businesses into an independent public company in order to better achieve certain strategic objectives of its various businesses. In these consolidated financial statements, we refer to this transaction as the "Spin-Off" and to the new company that holds IAC's former travel and travel-related businesses as "Expedia". IAC completed the Spin-Off prior to the commencement of trading on August 9, 2005. Immediately prior to the Spin-Off, IAC effected a one-for-two reverse stock split. Since the completion of the Spin-Off:

  •
  Expedia consists of the travel and travel-related businesses and investments that IAC operated (other than Interval and TV Travel Shop, which were not spun-off by IAC with Expedia); and

  •
  IAC continues to operate and/or manage its remaining businesses and investments, which primarily consist of its Retailing, Services, Media & Advertising and Membership & Subscriptions sectors. TV Travel Shop ceased operations in the second quarter of 2005.

        In addition, in March 2005, IAC entered into an agreement to sell its 48.6% ownership in EUVÍA. The sale closed on June 2, 2005.

        Accordingly, the results of operations and statements of position of Expedia, EUVÍA and TV Travel Shop have been classified as discontinued operations for all periods presented. Further, all IAC common stock share information and related per share prices have been adjusted to reflect IAC's one-for-two reverse stock split.

Recent Developments

        On April 1, 2005, IAC completed its acquisition of Cornerstone Brands, Inc. ("Cornerstone Brands"), a portfolio of leading print catalogs and online retailing sites that sell home products and leisure and casual apparel, for approximately $715 million, principally in cash.

        In addition, on June 7, 2005, IAC completed a transaction with NBC Universal in which IAC sold its common and preferred interests in Vivendi Universal Entertainment LLLP ("VUE"), a joint venture formed in May 2002 between the Company and Vivendi Universal, S.A., for approximately $3.4 billion in aggregate consideration.

        Further, on July 19, 2005, IAC completed the acquisition of Ask Jeeves, Inc. ("Ask Jeeves"), a leading provider of world-class information retrieval technologies, brands and services that are available to consumers across a range of platforms, including destination websites, downloadable search-based applications and portals. Under the terms of the agreement, IAC issued 1.2668 shares of IAC common stock for each share of Ask Jeeves common stock in a tax-free transaction valued as of the date of the agreement at approximately $1.7 billion, net of cash acquired. On May 5, 2005, IAC completed the buy back of 26.4 million shares of IAC common stock through its previously authorized share repurchase programs. These shares represent approximately sixty percent of the number of fully diluted shares IAC issued for the Ask Jeeves acquisition, thus effectively offsetting a substantial portion of the dilution from the transaction.

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

        In conjunction with the Spin-Off and the upcoming adoption of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," the Company conducted an assessment of certain assumptions used in determining the expense related to stock-based compensation which was completed in the third quarter of 2005. The cumulative effect of the change in the Company's estimate related to the number of stock-based awards that are expected to vest resulted in a reduction in non-cash compensation expense of $5.5 million which is included in continuing operations and $35.3 million related to Expedia which is included in discontinued operations. The after-tax effect of this change in estimate on earnings and earnings per share from continuing operations, income from discontinued operations and net income is $3.5 million or $0.01 per share, $22.0 million or $0.06 per share and $25.5 million or $0.07 per share, respectively.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS No. 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The Company adopted the expense recognition provision of SFAS No. 123 and is providing expense for stock-based compensation for grants made on or after January 1, 2003 on a prospective basis as provided by SFAS No. 148, and provided pro forma information in the notes to financial statements to provide the results as if all equity awards issued in prior years were being expensed. For restricted stock units issued, the value of the instrument is measured at the grant date as the fair value of IAC's common stock and amortized ratably as non-cash compensation over the vesting term. For stock options issued since 2003, including unvested options assumed in acquisitions, the value of the options is measured at the grant date (or acquisition date, if applicable) at fair value and amortized over the remaining vesting term.

        In connection with the Spin-Off, all outstanding share based-compensation instruments of the Company were modified. Accordingly, on August 9, 2005, the Company recorded a modification charge of $67.0 million related to the treatment of vested stock options in connection with the Spin-Off. In addition, the Company recorded $1.7 million of expense related to the modification of unvested options. Beginning August 9, 2005, as a result of the modification, the Company is recognizing expense for all stock-based compensation instruments in the consolidated statement of operations, including options granted prior to January 1, 2003 that were previously accounted for under APB Opinion No. 25 "Accounting for Stock Issue to Employees".

        The following table illustrates the effect on net earnings available to common shareholders and net earnings per share if the fair value-based method had been applied to all outstanding and unvested awards in each period:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net earnings available to common shareholders, as reported	$68,077	$89,478	$755,145	$197,675
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	37,510	35,371	104,727	111,380
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(17,338)	(40,151)	(86,794)	(125,720)

Pro forma net earnings available to common shareholders	$88,249	$84,698	$773,078	$183,335

Net earnings per share available to common shareholders:
Basic as reported	$0.21	$0.26	$2.27	$0.57
Basic pro forma	$0.27	$0.24	$2.33	$0.53
Diluted as reported	$0.19	$0.24	$2.14	$0.53
Diluted pro forma	$0.25	$0.23	$2.19	$0.49

        Pro forma information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004: risk-free interest rates of 3.92% and 3.25%, respectively, a dividend yield of zero and volatility factors of 49.05% and 47.35%, respectively, based on the expected market price of IAC common stock based on historical trends; and a weighted-average expected life of the options of five years. In addition, the deduction line item in the table above included in the determination of pro forma expense for the three and nine months ended September 30, 2005, includes a favorable adjustment of $20.6 million due to the cumulative effect of the change in the Company's estimate related to the number of stock-based awards that are expected to vest.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis.

        On December 16, 2004, the FASB issued FASB Statement No. 123 (R), "Share-Based Payment," which is a revision of SFAS No. 123. Statement 123(R) supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The Company is required to apply Statement 123(R) no later than the first quarter of 2006.

        Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Due to the modification related to the Spin-Off, the Company is recognizing expense for all stock-based compensation instruments in the statement of operations after the Spin-Off. However, had the Company adopted Statement 123(R) in periods prior to the Spin-Off, the impact of that standard would have approximated the impact of SFAS No. 123 as described above in the disclosure of pro forma net earnings and pro forma net earnings per share to the Company's consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is currently assessing the impact of this pronouncement on its consolidated statement of operations and statement of cash flows.

Reclassifications

        Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the 2005 presentation related to Expedia, EUVÍA and TV Travel Shop. Expedia, EUVÍA and TV Travel Shop are accounted for as discontinued operations and accordingly, are excluded from assets and liabilities of continuing operations as of September 30, 2005 and from the results of continuing operations for the three and nine months ended September 30, 2005. The December 31, 2004 balance sheet and the statements of operations for the three and nine months ended September 30, 2004 have been reclassified to conform to the current period presentation for Expedia, EUVÍA and TV Travel Shop.

        See the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004 for a summary of all other significant matters relating to accounting policies.

NOTE 3—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for the Nine Months Ended September 30, 2005

        For the nine months ended September 30, 2005, the Company incurred non-cash compensation expense of $113.8 million.

        On July 19, 2005, IAC completed the acquisition of Ask Jeeves. IAC issued an aggregate of 37.9 million shares of IAC common stock valued at $1.7 billion.

        Prior to the commencement of trading on August 9, 2005, IAC completed the Spin-Off. The net assets comprising the Expedia businesses, which were spun-off by IAC, amounted to $5.8 billion and are included in the consolidated statement of shareholders' equity as a reduction to additional paid-in capital and retained earnings.

        In connection with IAC's sale of its common and preferred interests in VUE, IAC received 28.3 million IAC shares into treasury, valued at $1.4 billion, as part of the consideration.

        For the nine months ended September 30, 2005, the Company recognized $18.3 million of paid-in-kind interest income on the VUE Series A Preferred interest received in connection with the formation of VUE.

        For the nine months ended September 30, 2005, the Company recognized pre-tax income of $39.6 million from equity income of unconsolidated affiliates, including income of $22.0 million from its common interest in VUE.

        For the nine months ended September 30, 2005, the Company recognized non-cash revenues of $16.9 million as a result of deferred revenue recorded in connection with its various acquisitions.

Supplemental Disclosure of Non-Cash Transactions for the Nine Months Ended September 30, 2004

        For the nine months ended September 30, 2004, the Company incurred non-cash compensation expense of $47.8 million and non-cash distribution and marketing expense of $1.3 million. Amortization of non-cash distribution and marketing expense consists mainly of expense recognized by Ticketmaster and Match.com related to barter arrangements, which expired in March 2004, for distribution secured from third parties.

        For the nine months ended September 30, 2004, the Company recognized $30.0 million of paid-in-kind interest income on the VUE Series A Preferred interest received in connection with the formation of VUE.

        For the nine months ended September 30, 2004, the Company recognized pre-tax income of $24.0 million from equity income of unconsolidated affiliates, including income of $11.3 million from its common interest in VUE.

        For the nine months ended September 30, 2004, the Company recognized non-cash revenues of $11.9 million as a result of deferred revenue recorded in connection with its various acquisitions.

Discontinued Operations

Supplemental Disclosure of Non-Cash Transactions for the Nine Months Ended September 30, 2005

        For the period ended August 8, 2005, Expedia incurred non-cash distribution and marketing expense of $5.8 million and non-cash compensation expense of $58.0 million. Amortization of non-cash distribution and marketing expense consists mainly of non-cash advertising secured from Universal Television as part of the VUE transaction.

        For the period ended August 8, 2005, Expedia recognized pre-tax income of $0.6 million on equity earnings in unconsolidated affiliates.

Supplemental Disclosure of Non-Cash Transactions for the Nine Months Ended September 30, 2004

        For the nine-months ended September 30, 2004, Expedia incurred non-cash distribution and marketing expense of $13.0 million and non-cash compensation expense of $134.4 million.

        For the nine months ended September 30, 2004, Expedia recognized pre-tax losses of $0.1 million on equity losses in unconsolidated affiliates.

        For the nine months ended September 30, 2004, Expedia recognized non-cash revenues of $0.1 million as a result of deferred revenue recorded in connection with its various acquisitions.

NOTE 4—OPERATING SEGMENTS

        The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. Expedia, EUVÍA, TV Travel Shop, Styleclick, ECS and Avaltus, a PRC subsidiary, are presented as discontinued operations and, accordingly, are excluded from the schedules below.

        During the second quarter of 2005, and in contemplation of the Spin-Off, the chief operating decision maker and executive management realigned how they view the businesses and how the businesses are organized. Accordingly, beginning in the second quarter of 2005, IAC introduced sector reporting that corresponds to the areas of interactivity in which the Company operates and redefined its operating segments to present the results consistent with how the chief operating decision maker and executive management currently view the businesses. Further, during the third quarter of 2005, the chief operating decision maker and executive management realigned how they view the Financial Services and Real Estate operating segment, which is included in IAC's Services sector. Accordingly, beginning in the third quarter of 2005, IAC redefined its Financial Services and Real Estate operating segment to present the results of Lending and Real Estate each as a separate operating segment in its Services sector. The new segment presentation is as follows: the Retailing sector includes the U.S. and International Retailing operating segments; the Services sector includes the Ticketing, Lending, Real Estate, Teleservices and Home Services operating segments; Media & Advertising is its own sector and operating segment; and the Membership & Subscriptions sector includes the Vacations, Personals and

Discounts operating segments. In addition, IAC reports the performance of its Emerging Businesses and corporate expenses.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Revenue:
Retailing:
U.S.	$664,290	$437,060	$1,829,358	$1,343,026
International	85,234	72,002	280,652	244,583

Total Retailing	749,524	509,062	2,110,010	1,587,609
Services:
Ticketing	227,517	181,979	696,654	579,343
Lending	142,783	39,870	352,234	114,087
Real Estate	16,299	8,067	43,003	18,199
Teleservices	87,440	74,531	241,549	218,879
Home Services	12,205	1,877	30,504	1,877

Total Services	486,244	306,324	1,363,944	932,385
Media & Advertising	83,471	7,890	103,967	20,610
Membership & Subscriptions:
Vacations	66,074	63,602	208,905	196,740
Personals	65,990	49,741	181,339	147,049
Discounts	30,797	25,570	88,463	85,890
Intra-sector elimination	(46)	—	(775)	(618)

Total Membership & Subscriptions	162,815	138,913	477,932	429,061
Emerging Businesses	9,565	1,691	19,571	1,938
Intersegment elimination(a)	(8,322)	(6,587)	(28,595)	(18,511)

Total	$1,483,297	$957,293	$4,046,829	$2,953,092

Operating Income (Loss):
Retailing:
U.S.	$41,072	$29,892	$127,841	$86,589
International	(3,079)	(3,261)	(1,195)	(2,255)

Total Retailing	37,993	26,631	126,646	84,334
Services:
Ticketing	42,799	25,210	138,148	106,356
Lending	25,270	2,585	46,622	3,324
Real Estate	(5,442)	(2,797)	(23,908)	(8,243)
Teleservices	4,380	5,899	10,999	13,265
Home Services	2,596	218	7,766	218

Total Services	69,603	31,115	179,627	114,920
Media & Advertising	(855)	(12,143)	2	(44,965)
Membership & Subscriptions:
Vacations	20,245	16,185	66,565	51,157
Personals	15,769	2,757	29,691	13,409
Discounts	(8,641)	(12,129)	(36,576)	(36,612)

Total Membership & Subscriptions	27,373	6,813	59,680	27,954
Emerging Businesses	(2,436)	(181)	(8,545)	(2,238)
Corporate and other	(110,361)	(35,455)	(213,256)	(115,915)

Total	$21,317	$16,780	$144,154	$64,090

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Operating Income Before Amortization:(b)
Retailing:
U.S.	$56,702	$43,125	$172,205	$126,289
International	(2,752)	(2,933)	(215)	(1,271)

Total Retailing	53,950	40,192	171,990	125,018
Services:
Ticketing	49,886	32,450	159,586	125,977
Lending	30,578	7,688	66,749	18,646
Real Estate	(2,396)	(1,186)	(13,833)	(3,405)
Teleservices	4,380	5,899	10,999	13,265
Home Services	3,501	218	9,144	218

Total Services	85,949	45,069	232,645	154,701
Media & Advertising	9,286	(2,362)	10,249	(11,371)
Membership & Subscriptions:
Vacations	26,550	22,490	85,480	70,072
Personals	16,645	4,490	32,495	20,360
Discounts	(7,085)	(10,261)	(31,749)	(30,482)

Total Membership & Subscriptions	36,110	16,719	86,226	59,950
Emerging Businesses	(2,424)	21	(8,305)	(1,754)
Corporate and other	(26,603)	(22,759)	(100,940)	(70,756)

Total	$156,268	$76,880	$391,865	$255,788

(a)
Intersegment eliminations relate to services provided between IAC segments, and primarily include call center services provided by the Teleservices segment to other IAC segments of $6.8 million and $5.5 million for the three months ended September 30, 2005 and 2004, and $24.7 million and $15.7 million for the nine months ended September 30, 2005 and 2004, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Operating Income Before Amortization	$156,268	$76,880	$391,865	$255,788
Amortization of non-cash distribution and marketing expense	—	—	—	(1,301)
Amortization of non-cash compensation expense	(84,775)	(13,495)	(113,778)	(47,761)
Amortization of intangibles	(50,176)	(46,605)	(133,933)	(142,636)

Operating income	21,317	16,780	144,154	64,090
Interest income	20,062	45,847	115,075	134,437
Interest expense	(11,108)	(20,456)	(51,718)	(59,083)
Gain on sale of VUE	—	—	523,487	—
Equity in the income of VUE	—	607	21,960	11,293
Equity in income (losses) of unconsolidated affiliates and other(a)	14,263	(1,354)	33,753	13,475
Income tax expense	(7,635)	(6,215)	(311,652)	(53,609)
Minority interest in income of consolidated subsidiaries	(527)	(672)	(1,951)	(1,685)
Gain on sale of EUVÍA, net of tax	—	—	79,648	—
Income from discontinued operations, net of tax	33,117	58,204	210,327	98,546
Preferred dividends	(1,412)	(3,263)	(7,938)	(9,789)

Net earnings available to common shareholders	$68,077	$89,478	$755,145	$197,675

(a)
Other income (expense) for the three and nine months ended September 30, 2005 includes a $9.4 million gain reflecting changes to the fair value of the derivatives that were created in the Expedia Spin-Off. The derivatives arise due to IAC's obligation to deliver both IAC and Expedia shares upon the conversion of the Ask Jeeves notes and the exercise of certain IAC warrants. In addition, other income (expense) for the nine months ended September 30, 2005 includes a $16.7 million gain on the sale of the Company's minority interest share in the Italian home shopping operations, partially offset by $15.0 million of realized losses on marketable securities.

        The Company maintains operations in the United States, Germany, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Revenue
United States	$1,290,060	$809,533	$3,470,003	$2,495,288
All other countries	193,237	147,760	576,826	457,804

	$1,483,297	$957,293	$4,046,829	$2,953,092

	September 30, 2005	December 31, 2004
	(In thousands)
Long-lived assets
United States	$543,910	$465,734
All other countries	35,733	39,007

	$579,643	$504,741

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

        The balance of property, plant and equipment, net is as follows (in thousands):

	September 30, 2005	December 31, 2004
Computer and broadcast equipment	$766,300	$649,845
Buildings and leasehold improvements	185,751	145,645
Furniture and other equipment	161,832	135,268
Land	20,623	21,160
Projects in progress	103,559	64,321

	1,238,065	1,016,239
Less: accumulated depreciation and amortization	(701,189)	(588,982)

Total property, plant and equipment, net	$536,876	$427,257

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        The balance of goodwill and intangible assets is as follows (in thousands):

	September 30, 2005	December 31, 2004
	(In thousands)
Goodwill	$7,356,999	$5,361,825
Intangible assets with indefinite lives	1,042,459	574,473
Intangible assets with definite lives	568,479	479,829

	$8,967,937	$6,416,127

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At September 30, 2005, intangible assets with definite lives relate principally to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Distribution agreements	$244,900	$(164,532)	$80,368	5.0
Purchase agreements	305,474	(168,550)	136,924	8.0
Customer lists	197,084	(36,547)	160,537	7.6
Technology	212,282	(79,316)	132,966	4.4
Merchandise agreements	44,957	(25,105)	19,852	4.7
Other	77,823	(39,991)	37,832	2.9

Total	$1,082,520	$(514,041)	$568,479

        At December 31, 2004, intangible assets with definite lives relate principally to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Distribution agreements	$511,031	$(405,945)	$105,086	5.1
Purchase agreements	291,941	(133,499)	158,442	11.6
Customer lists	147,824	(22,320)	125,504	9.2
Technology	89,482	(53,490)	35,992	3.9
Merchandise agreements	41,957	(18,719)	23,238	5.8
Other	56,920	(25,353)	31,567	3.4

Total	$1,139,155	$(659,326)	$479,829

        Amortization of intangible assets with definite lives is computed on a straight-line basis and based on December 31, 2004 balances for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2005	$151,023
2006	103,123
2007	67,629
2008	48,694
2009	34,054
2010 and thereafter	75,306

$479,829

        The following table presents the balance of goodwill by segment including the changes in carrying amount of goodwill for the nine months ended September 30, 2005 (in thousands):

	Balance as of January 1, 2005	Additions	(Deductions)	Foreign Exchange Translation	Balance as of September 30, 2005
Retailing:
U.S.	$2,436,892	$461,629	$(5,916)	$—	$2,892,605
International	108,779	1,311	—	—	110,090

Total Retailing	2,545,671	462,940	(5,916)	—	3,002,695
Services:
Ticketing	1,036,019	17,410	(1,309)	(2,323)	1,049,797
Lending	510,593	1,612	(10,481)	—	501,724
Real Estate	81,872	1,724	(429)	—	83,167
Teleservices	128,655	691	—	—	129,346
Home Services	112,973	6,354	(14,939)	—	104,388

Total Services	1,870,112	27,791	(27,158)	(2,323)	1,868,422
Media & Advertising	—	1,538,854	—	—	1,538,854
Membership & Subscriptions:
Vacations	467,564	—	(60)	—	467,504
Personals	221,728	249	(51)	(259)	221,667
Discounts	256,750	1,451	(344)	—	257,857

Total Membership & Subscriptions	946,042	1,700	(455)	(259)	947,028

Total	$5,361,825	$2,031,285	$(33,529)	$(2,582)	$7,356,999

        Additions principally relate to new acquisitions, primarily Ask Jeeves and Cornerstone Brands. Deductions principally relate to adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts and the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in purchase price when the deductions are realized.

Ask Jeeves Acquisition

        On July 19, 2005, IAC completed the acquisition of Ask Jeeves, a leading provider of world-class information retrieval technologies, brands and services that are available to consumers across a range of platforms, including destination websites, downloadable search-based applications and portals. Under the terms of the agreement, IAC issued 1.2668 shares of IAC common stock for each share of Ask Jeeves common stock in a tax-free transaction valued as of the date of the agreement at approximately $1.7 billion, net of cash acquired. Ask Jeeves joined IAC's Media & Advertising sector. IAC obtained a preliminary independent valuation of identifiable intangible assets acquired. This valuation identifies $352.5 million of intangible assets other than goodwill. The trade name was identified as an indefinite-lived intangible and $195.9 million was allocated to this asset. Intangibles with definite lives included existing technology ($116.4 million), distribution agreements ($12.7 million), customer lists ($17.0 million), advertising relationships ($4.2 million) and other ($6.3 million) and are being amortized over a weighted average period of 4.4 years. The purchase price paid for Ask Jeeves was based on historical as well as expected performance metrics. The Company viewed Ask Jeeves' revenue, operating income, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to consideration that resulted in a significant amount of goodwill for a number of reasons including: (1) Ask Jeeves' market position and brand; (2) Ask Jeeves' business model which complements the business models of the Company's other businesses; (3) growth opportunities in the markets in which Ask Jeeves operates; and (4) Ask Jeeves' distinctly unique, proprietary and exclusive service lines which enable the Company to grow. As a result, the predominant portion of the consideration was based on the expected financial performance of Ask Jeeves, and not the asset value on the books of Ask Jeeves at the time of acquisition.

Cornerstone Brands Acquisition

        On April 1, 2005, the Company completed its acquisition of Cornerstone Brands, a portfolio of leading print catalogs and online retailing sites that sell home products and leisure and casual apparel, for approximately $715 million, principally in cash. Cornerstone Brands joined IAC's U.S. Retailing operating segment. IAC obtained a preliminary independent valuation of identifiable intangible assets acquired. This valuation identifies $309.1 million of intangible assets other than goodwill. The trade name was identified as an indefinite-lived intangible and $269.4 million was allocated to this asset. Intangibles with definite lives included customer lists ($31.4 million), existing technology ($4.1 million), vendor and supply agreements ($3.0 million) and intellectual property ($1.2 million) and are being amortized over a weighted average period of 4.8 years. The purchase price paid for Cornerstone Brands was based on historical as well as expected performance metrics. The Company viewed Cornerstone Brands' revenue, operating income, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in a significant amount of goodwill for a number of reasons including: (1) Cornerstone Brand's market leading position and brands; (2) Cornerstone Brand's business model which complements the business models of the Company's other businesses; (3) growth opportunities in the markets in which Cornerstone Brands operates; and (4) Cornerstone Brand's distinctly unique, proprietary and exclusive product lines which will enable the Company to grow. As a result, the predominant portion of the purchase price was based on the expected financial performance of Cornerstone Brands, and not the asset value on the books of Cornerstone Brands at the time of the acquisition.

NOTE 7—RESTRUCTURING CHARGES

        As of September 30, 2005 and December 31, 2004, the accrual balance related to restructuring charges was $1.7 million and $1.8 million, respectively. The 2005 balance relates primarily to ongoing obligations for facility leases and employee termination agreements, and are expected to be paid out according to the terms of these arrangements.

        During the nine months ended September 30, 2005, restructuring related expense, which is included in general and administrative expense in the accompanying statements of operations, was $0.4 million. Included in this amount are additional severance costs incurred in connection with the shut down of certain HSN facilities as HSN migrates certain operations to its new fulfillment center in Tennessee. In addition, during the nine months ended September 30, 2005, the Company made payments of $1.4 million related principally to lease obligations for abandoned facilities and employee termination costs. Also included in general and administrative expense in the accompanying statements of operations is restructure related income related to the settlement of an uncollectible receivable that had been previously written off related to the restructuring of HSN's UK offices which did not impact the restructure accrual. In addition, the restructure accrual at September 30, 2005 increased by $0.9 million related to liabilities assumed in the Ask Jeeves acquisition.

NOTE 8—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        Through June 7, 2005, IAC beneficially owned 5.44% of the partnership common equity of VUE, plus certain preferred interests of VUE. This common interest was accounted for using the equity method. On June 7, 2005, the Company sold its common and preferred interests in VUE to NBC Universal (see Note 12 for further discussion of the sale of the VUE interests). Prior to the sale, the statement of operations data was historically recorded on a one-quarter lag due to the timing of receiving information from the partnership. During the fourth quarter of 2004, VUE recorded a charge related to asset impairments. Due to the one-quarter lag noted above, that charge was recorded by IAC in the first quarter of 2005. Equity in the income of VUE recognized in the nine months ended September 30, 2005 represents IAC's share in VUE's 2004 fourth quarter results as well as IAC's share of VUE's results from January 1, 2005 through June 7, 2005.

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

        Summarized aggregated financial information for the Company's remaining equity investments, including Jupiter Shop Channel (Japan), TVSN (China) and TM Mexico, as of and for the nine months ended September 30, 2005 is as follows (in thousands):

As of and for the nine months ended September 30, 2005
Current assets	$180,975
Non-current assets	67,112
Current liabilities	120,082
Non-current liabilities	28,037
Net sales	504,668
Gross profit	204,868
Net income	49,046

        In April 2005, Ticketmaster acquired the remaining interest in its Australian joint venture. Accordingly, the Company began to consolidate the results of the Australian joint venture effective April 2005.

        In connection with the Spin-off, the Company's investment in eLong was contributed to Expedia.

NOTE 9—EARNINGS PER SHARE

        The following table sets forth the computation of Basic and Diluted GAAP earnings per share. All share information has been adjusted to reflect IAC's one-for-two reverse stock split in August 2005.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Earnings from continuing operations:
Numerator:
Earnings from continuing operations	$36,372	$34,537	$473,108	$108,918
Preferred stock dividends(a)(b)	(1,412)	(3,263)	(7,938)	(9,789)

Net earnings from continuing operations available to common shareholders	34,960	31,274	465,170	99,129
Interest expense on convertible notes(c)	412	—	412	—

Net earnings from continuing operations available to common shareholders after assumed conversions	$35,372	$31,274	$465,582	$99,129

Denominator:
Basic shares outstanding	326,421	346,702	332,426	348,239
Dilutive securities including stock options, warrants and restricted stock and share units	24,834	20,191	23,859	24,518

Denominator for diluted earnings per share—weighted average shares(d)	351,255	366,893	356,285	372,757

Net earnings available to common shareholders:
Numerator:
Earnings before preferred dividends	$69,489	$92,741	$763,083	$207,464
Preferred stock dividends(a)(b)	(1,412)	(3,263)	(7,938)	(9,789)

Net earnings available to common shareholders	68,077	89,478	755,145	197,675
Interest expense on convertible notes(c)	412	—	412	—

Net earnings available to common shareholders after assumed conversions	$68,489	$89,478	$755,557	$197,675

Denominator:
Basic shares outstanding	326,421	346,702	332,426	348,239
Dilutive securities including stock options, warrants and restricted stock and share units	24,834	20,191	23,859	24,518

Denominator for diluted earnings per share—weighted average shares(d)	351,255	366,893	356,285	372,757

Earnings per share:
Basic earnings per share from continuing operations	$0.11	$0.09	$1.40	$0.28
Discontinued operations, net of tax	0.10	0.17	0.87	0.28

Basic earnings per share from net earnings	$0.21	$0.26	$2.27	$0.57

Diluted earnings per share from continuing operations	$0.10	$0.09	$1.33	$0.27
Discontinued operations, net of tax	0.09	0.15	0.81	0.26

Diluted earnings per share from net earnings	$0.19	$0.24	$2.14	$0.53

(a)
On August 8, 2005 and prior to the Spin-Off, approximately 13.1 million shares of the Company's preferred stock were redeemed for approximately $656 million.

(b)
For the nine months ended September 30, 2005, approximately 3.2 million shares of the Company's preferred stock were included in the calculation of diluted earnings because their inclusion was dilutive. Accordingly, under the "if-converted" method, the preferred dividends were excluded from the numerator in calculating diluted earnings per share.

(c)
For the three and nine months ended September 30, 2005, approximately 3.5 million and 1.2 million shares, respectively, of the convertible notes assumed in the Ask Jeeves acquisition were included in the calculation of diluted earnings per share because their inclusion was dilutive. Accordingly, under the "if-converted" method the interest expense on the convertible notes were excluded from the numerator in calculating diluted earnings per share.

(d)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and the vesting of restricted stock units. For the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2004, approximately 9.7 million shares issuable upon conversion of the Company's preferred stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 10—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

      In December 2002, IAC issued $750 million of 7% Senior Notes (the "2002 Senior Notes"). The notes, by their terms, are fully and unconditionally guaranteed by USANi LLC. USANi LLC is wholly owned by IAC. USANi LLC's guarantee will terminate on November 15, 2005 when the 6 3/4% Senior Notes due 2005 cease to be outstanding.

        The following tables present condensed consolidating financial information as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 for: (1) IAC on a stand-alone basis, (2) the guarantor, USANi LLC, on a stand-alone basis, (3) the combined non-guarantor subsidiaries of IAC (including the subsidiaries of USANi LLC) and (4) IAC on a consolidated basis.

        As of and for the three and nine months ended September 30, 2005:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance Sheet as of September 30, 2005:
Current assets	$792,872	$2,473,761	$1,513,829	$—	$4,780,462
Current assets of discontinued operations	—	—	4,602	—	4,602
Property and equipment, net	—	26,269	510,607	—	536,876
Goodwill and other intangible assets, net	—	—	8,967,937	—	8,967,937
Investment in subsidiaries	11,451,359	1,140,021	10,359,118	(22,950,498)	—
Other assets	141,974	5,895	265,126	—	412,995
Non-current assets of discontinued operations	—	—	7,473	—	7,473

Total assets	$12,386,205	$3,645,946	$21,628,692	$(22,950,498)	$14,710,345

Current liabilities	$24,583	$1,360,581	$1,306,335	$—	$2,691,499
Current liabilities of discontinued operations	—	—	18,072	—	18,072
Long-term debt, less current portion	744,946	—	218,029	—	962,975
Other liabilities and minority interest	700,704	8,520	846,923	—	1,556,147
Intercompany liabilities	1,442,639	(1,519,690)	77,051	—	—
Non-current liabilities of discontinued operations	—	—	8,319	—	8,319
Interdivisional equity	—	—	19,834,695	(19,834,695)	—
Shareholders' equity	9,473,333	3,796,535	(680,732)	(3,115,803)	9,473,333

Total liabilities and shareholders' equity	$12,386,205	$3,645,946	$21,628,692	$(22,950,498)	$14,710,345

Statement of operations for the three months ended September 30, 2005:
Revenue	$—	$—	$1,483,297	$—	$1,483,297
Operating expenses	—	(24,521)	(1,437,459)	—	(1,461,980)
Interest income (expense), net	(64,087)	76,744	(3,703)	—	8,954
Other income, net	99,574	(6,915)	27,075	(105,471)	14,263
Income tax expense	—	—	(7,635)	—	(7,635)
Minority interest	885	—	(1,412)	—	(527)

Earnings from continuing operations	36,372	45,308	60,163	(105,471)	36,372
Discontinued operations, net of tax	33,117	—	32,946	(32,946)	33,117

Net earnings	69,489	45,308	93,109	(138,417)	69,489
Preferred dividends	(1,412)	—	—	—	(1,412)

Net earnings available to common shareholders	$68,077	$45,308	$93,109	$(138,417)	$68,077

Statement of operations for the nine months ended September 30, 2005:

Revenue	$—	$—	$4,046,829	$—	$4,046,829
Operating expenses	—	(191,004)	(3,711,671)	—	(3,902,675)
Interest income (expense), net	(226,519)	240,065	49,811	—	63,357
Other income, net	699,786	695,367	93,065	(909,018)	579,200
Income tax expense	—	(6,256)	(305,396)	—	(311,652)
Minority interest	(159)	—	(1,792)	—	(1,951)

Earnings from continuing operations	473,108	738,172	170,846	(909,018)	473,108
Discontinued operations, net of tax	289,975	3,326	286,478	(289,804)	289,975

Net earnings	763,083	741,498	457,324	(1,198,822)	763,083
Preferred dividends	(7,938)	—	—	—	(7,938)

Net earnings available to common shareholders	$755,145	$741,498	$457,324	$(1,198,822)	$755,145

Statement of cash flows for the nine months ended September 30 2005:
Cash flows (used in) provided by operating activities	$(829,863)	$13,668	$364,027	$—	$(452,168)
Cash flows (used in) provided by investing activities	(36,915)	1,524,434	103,069	—	1,590,588
Cash flows provided by (used in) financing activities	870,008	(1,812,612)	(859,331)	—	(1,801,935)
Net cash provided by discontinued operations	—	—	599,771	—	599,771
Effect of exchange rate changes on cash and cash equivalents	(3,230)	—	(23,326)	—	(26,556)
Cash and cash equivalents at beginning of period	—	681,215	318,483	—	999,698

Cash and cash equivalents at end of period	$—	$406,705	$502,693	$—	$909,398

        For the three and nine months ended September 30, 2004:

	IAC	USANi LLC	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the three months ended September 30, 2004:
Revenue	$—	$—	$957,293	$—	$957,293
Operating expenses	—	(74,678)	(865,835)	—	(940,513)
Interest income (expense), net	42,978	(33,743)	16,156	—	25,391
Other income (expense), net	(8,205)	12,502	2,786	(7,830)	(747)
Income tax expense	—	(1,514)	(4,701)	—	(6,215)
Minority interest	(236)	—	(436)	—	(672)

Earnings (loss) from continuing operations	34,537	(97,433)	105,263	(7,830)	34,537
Discontinued operations, net of tax	58,204	—	58,204	(58,204)	58,204

Net earnings (loss)	92,741	(97,433)	163,467	(66,034)	92,741
Preferred dividends	(3,263)	—	—	—	(3,263)

Net earnings (loss) available to common shareholders	$89,478	$(97,433)	$163,467	$(66,034)	$89,478

Statement of operations for the nine months ended September 30, 2004:
Revenue	$—	$—	$2,953,092	$—	$2,953,092
Operating expenses	—	(237,279)	(2,651,723)	—	(2,889,002)
Interest income (expense), net	104,024	(75,356)	46,686	—	75,354
Other income (expense), net	36,482	67,863	3,952	(83,529)	24,768
Income tax (expense) benefit	(31,352)	74,193	(96,450)	—	(53,609)
Minority interest	(236)	—	(1,449)	—	(1,685)

Earnings (loss) from continuing operations	108,918	(170,579)	254,108	(83,529)	108,918
Discontinued operations, net of tax	98,546	—	98,546	(98,546)	98,546

Net earnings (loss)	207,464	(170,579)	352,654	(182,075)	207,464
Preferred dividends	(9,789)	—	—	—	(9,789)

Net earnings (loss) available to common shareholders	$197,675	$(170,579)	$352,654	$(182,075)	$197,675

Statement of cash flows for the nine months ended September 30, 2004:
Cash flows provided by (used in) operating activities	$72,140	$(172,141)	$445,432	$—	$345,431
Cash flows (used in) provided by investing activities	(174,479)	(756,476)	124,795	—	(806,160)
Cash flows provided by (used in) financing activities	102,339	1,041,803	(1,489,783)	—	(345,641)
Net cash provided by discontinued operations	—	—	1,021,718	—	1,021,718
Effect of exchange rate changes on cash and cash equivalents	—	4,998	4,982	—	9,980
Cash and cash equivalents at beginning of period	—	523,634	235,983	—	759,617

Cash and cash equivalents at end of period	$—	$641,818	$343,127	$—	$984,945

        On July 19, 2005, IAC completed the acquisition of Ask Jeeves. As part of the transaction, IAC irrevocably and unconditionally guaranteed Ask Jeeves' outstanding zero coupon subordinated convertible notes due 2008 in the principal amount of $115.0 million. Ask Jeeves is wholly owned by IAC.

        The following tables present condensed consolidating financial information as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 for: (1) the guarantor, IAC, on a stand-alone basis, (2) Ask Jeeves, on a stand-alone basis, (3) the combined non-guarantor subsidiaries of IAC and (4) IAC on a consolidated basis.

        As of and for the three and nine months ended September 30, 2005:

	IAC	Ask Jeeves	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance Sheet as of September 30, 2005:
Current assets	$792,872	$128,937	$3,858,653	$—	$4,780,462
Current assets of discontinued operations	—	—	4,602	—	4,602
Property and equipment, net	—	46,699	490,177	—	536,876
Goodwill and other intangible assets, net	—	1,804,134	7,163,803	—	8,967,937
Investment in subsidiaries	11,451,359	1,204,400	10,294,739	(22,950,498)	—
Other assets	141,974	140,045	130,976	—	412,995
Non-current assets of discontinued operations	—	—	7,473	—	7,473

Total assets	$12,386,205	$3,324,215	$21,950,423	$(22,950,498)	$14,710,345

Current liabilities	$24,583	$61,665	$2,605,251	$—	$2,691,499
Current liabilities of discontinued operations	—	—	18,072	—	18,072
Long-term debt, less current portion	744,946	100,393	117,636	—	962,975
Other liabilities and minority interest	700,704	236,268	619,175	—	1,556,147
Intercompany liabilities	1,442,639	(42,694)	(1,399,945)	—	—
Non-current liabilities of discontinued operations	—	—	8,319	—	8,319
Interdivisional equity	—	2,952,224	16,882,471	(19,834,695)	—
Shareholders' equity	9,473,333	16,359	3,099,444	(3,115,803)	9,473,333

Total liabilities and shareholders' equity	$12,386,205	$3,324,215	$21,950,423	$(22,950,498)	$14,710,345

Statement of operations for the three months ended September 30, 2005:
Revenue	$—	$70,849	$1,412,448	$—	$1,483,297
Operating expenses	—	(73,778)	(1,388,202)	—	(1,461,980)
Interest income (expense), net	(64,087)	(282)	73,323	—	8,954
Other income, net	99,574	20,240	(80)	(105,471)	14,263
Income tax expense	—	(479)	(7,156)	—	(7,635)
Minority interest	885	—	(1,412)	—	(527)

Earnings from continuing operations	36,372	16,550	88,921	(105,471)	36,372
Discontinued operations, net of tax	33,117	—	32,946	(32,946)	33,117

Net earnings	69,489	16,550	121,867	(138,417)	69,489
Preferred dividends	(1,412)	—	—	—	(1,412)

Net earnings available to common shareholders	$68,077	$16,550	$121,867	$(138,417)	$68,077

Statement of operations for the nine months ended September 30, 2005:
Revenue	$—	$70,849	$3,975,980	$—	$4,046,829
Operating expenses	—	(73,778)	(3,828,897)	—	(3,902,675)
Interest income (expense), net	(226,519)	(282)	290,158	—	63,357
Other income, net	699,786	20,240	768,192	(909,018)	579,200
Income tax expense	—	(479)	(311,173)	—	(311,652)
Minority interest	(159)	—	(1,792)	—	(1,951)

Earnings from continuing operations	473,108	16,550	892,468	(909,018)	473,108
Discontinued operations, net of tax	289,975	—	289,804	(289,804)	289,975

Net earnings	763,083	16,550	1,182,272	(1,198,822)	763,083
Preferred dividends	(7,938)	—	—	—	(7,938)

Net earnings available to common shareholders	$755,145	$16,550	$1,182,272	$(1,198,822)	$755,145

Statement of cash flows for the nine months ended September 30 2005:
Cash flows (used in) provided by operating activities	$(829,863)	$18,207	$359,488	$—	$(452,168)
Cash flows (used in) provided by investing activities	(36,915)	101,983	1,525,520	—	1,590,588
Cash flows provided by (used in) financing activities	870,008	(42,804)	(2,629,139)	—	(1,801,935)
Net cash provided by discontinued operations	—	—	599,771	—	599,771
Effect of exchange rate changes on cash and cash equivalents	(3,230)	(271)	(23,055)	—	(26,556)
Cash and cash equivalents at beginning of period	—	—	999,698	—	999,698

Cash and cash equivalents at end of period	$—	$77,115	$832,283	$—	$909,398

        For the three and nine months ended September 30, 2004:

	IAC	Ask Jeeves	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the three months ended September 30, 2004:
Revenue	$—	$—	$957,293	$—	$957,293
Operating expenses	—	—	(940,513)	—	(940,513)
Interest income (expense), net	42,978	—	(17,587)	—	25,391
Other income (expense), net	(8,205)	—	15,288	(7,830)	(747)
Income tax expense	—	—	(6,215)	—	(6,215)
Minority interest	(236)	—	(436)	—	(672)

Earnings from continuing operations	34,537	—	7,830	(7,830)	34,537
Discontinued operations, net of tax	58,204	—	58,204	(58,204)	58,204

Net earnings	92,741	—	66,034	(66,034)	92,741
Preferred dividends	(3,263)	—	—	—	(3,263)

Net earnings available to common shareholders	$89,478	$—	$66,034	$(66,034)	$89,478

Statement of operations for the nine months ended September 30, 2004:
Revenue	$—	$—	$2,953,092	$—	$2,953,092
Operating expenses	—	—	(2,889,002)	—	(2,889,002)
Interest income (expense), net	104,024	—	(28,670)	—	75,354
Other income (expense), net	36,482	—	71,815	(83,529)	24,768
Income tax expense	(31,352)	—	(22,257)	—	(53,609)
Minority interest	(236)	—	(1,449)	—	(1,685)

Earnings from continuing operations	108,918	—	83,529	(83,529)	108,918
Discontinued operations, net of tax	98,546	—	98,546	(98,546)	98,546

Net earnings	207,464	—	182,075	(182,075)	207,464
Preferred dividends	(9,789)	—	—	—	(9,789)

Net earnings available to common shareholders	$197,675	$—	$182,075	$(182,075)	$197,675

Statement of cash flows for the nine months ended September 30, 2004:
Cash flows provided by operating activities	$72,140	$—	$273,291	$—	$345,431
Cash flows used in investing activities	(174,479)	—	(631,681)	—	(806,160)
Cash flows provided by (used in) financing activities	102,339	—	(447,980)	—	(345,641)
Net cash provided by discontinued operations	—	—	1,021,718	—	1,021,718
Effect of exchange rate changes on cash and cash equivalents	—	—	9,980	—	9,980
Cash and cash equivalents at beginning of period	—	—	759,617	—	759,617

Cash and cash equivalents at end of period	$—	$—	$984,945	$—	$984,945

NOTE 11—DERIVATIVE INSTRUMENTS

        In 2004 and 2003, the Company entered into various interest rate swap agreements with notional amounts of $250 million and $150 million, respectively, related to a portion of the 2002 Senior Notes. The interest rate swaps allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on LIBOR, which effectively changes the Company's interest rate exposure on a portion of the debt. As of September 30, 2005, of the $750 million total notional amount of the 2002 Senior Notes, the interest rate is fixed on $400 million with the balance of $350 million remaining at a floating rate of interest based on the spread over 6-month LIBOR. To further manage risk, the Company sold swap agreements for nominal gains during 2005 and 2004, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at September 30, 2005 and 2004 resulted in an unrealized loss of $5.3 million and an unrealized gain of $0.1 million, respectively. The fair value of the contracts is recorded in the accompanying balance sheet in other non-current assets with a corresponding offset to the carrying value of the related debt. The gain or loss on the derivative in the period of change and the loss or gain of the hedged item attributed to the hedged risk are recognized in the accompanying statements of operations and are offsetting.

        LendingTree Loans, in connection with its mortgage banking operations, is exposed to additional interest rate risk. The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans hedges the changes in fair value of the loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are documented as fair value hedges. The fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. For loans held for sale that are hedged with forward delivery contracts, the carrying value of the loans held for sale and the derivatives is adjusted for the change in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative and the loss or gain of the hedged item attributed to the hedged risk are recognized in the accompanying statement of operations as a component of revenue and are offsetting. If it is determined that the hedging relationship is not highly effective, hedge accounting is discontinued. When hedge accounting is discontinued, the affected loans held for sale are no longer adjusted for changes in fair value, however, the changes in fair value of derivative instruments are recognized in current earnings as a component of revenue. For the three and nine months ended September 30, 2005, the Company recognized a less than $0.1 million loss and $1.2 million loss, respectively, related to hedge ineffectiveness and $1.3 million and $0.7 million in gains, respectively, related to changes in the fair value of derivative instruments when hedge accounting was discontinued. The fair value of the hedge instruments is recorded in other current assets in the accompanying balance sheet.

        LendingTree Loans enters into commitments with consumers to originate loans at a locked in interest rate (interest rate lock commitments—"IRLCs"). IAC reports IRLCs as derivative instruments in accordance with SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"), and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. Similar to loans held for sale, the fair value of IRLCs is subject to change primarily due to changes in interest rates and fallout factors. Under LendingTree Loans' risk management policy, LendingTree Loans hedges the changes in fair value of IRLCs primarily by entering into forward delivery contracts which can reduce the volatility of earnings. Both the IRLCs and the related hedging instrument do not qualify for hedge accounting and are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue in the accompanying statement of operations. The change in the fair value of these derivative instruments for the three and nine months ended September 30, 2005 resulted in a gain of $2.8 million and $0.9 million, respectively, which has been recognized in the accompanying statement of operations. The fair value of the IRLCs is recorded in other current liabilities in the accompanying balance sheet.

        On April 29, 2003, one of the Company's foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. This derivative contract has been designated as a cash flow hedge for accounting purposes and foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in the statements of operations and are offsetting. In addition, the remaining effective portion of the derivative's gain or loss is recorded in other comprehensive income (loss) until the liability is extinguished. The change in fair value of this foreign exchange forward contract at September 30, 2005 and 2004 resulted in an unrealized loss of $6.2 million and $6.1 million, respectively.

        As a result of the Ask Jeeves acquisition, upon conversion of the Ask Jeeves' subordinated convertible notes, holders would receive shares of IAC common stock. Following the Spin-Off, IAC became obligated to deliver shares of both IAC and Expedia common stock upon conversion of the Ask Jeeves subordinated convertible notes. This obligation represents a derivative liability in IAC's accompanying balance sheet because it is not denominated solely in shares of IAC common stock. This derivative liability was valued at $90.3 million at September 30, 2005. Under the separation agreement relating to the Spin-Off, Expedia contractually assumed the obligation to deliver shares of Expedia common stock to IAC upon conversion by the holders of the Ask Jeeves subordinated convertible notes. This represents a derivative asset in IAC's accompanying balance sheet valued at $88.2 million at September 30, 2005. Both of these derivatives will be maintained at fair value each reporting period with any changes in fair value reflected in the statement of operations. The net change in the fair value of these derivatives for the three and nine months ended September 30, 2005 resulted in a gain of $8.9 million, which has been recognized in other income (expense) in the accompanying statement of operations. The derivative asset related to the Ask Jeeves subordinated convertible notes is recorded in other non-current assets and the derivative liability related to the Ask Jeeves subordinated convertible notes is recorded in other long-term liabilities in the accompanying balance sheet.

        In connection with prior transactions, including among others, the acquisition of Ticketmaster, Hotels.com, and Hotwire.com, IAC assumed a number of warrants that were adjusted to become exercisable for shares of IAC common stock. Following the Spin-Off, IAC remained the contractually obligated party with respect to these warrants and each warrant represents the right to receive upon exercise by the holders thereof that number of shares of IAC common stock and Expedia common stock that the warrant holder would have received had the holder exercised the warrant immediately prior to the Spin-Off. Under the separation agreement, Expedia contractually assumed the obligation to deliver shares of Expedia common stock to IAC upon exercise of these warrants. This obligation of IAC to deliver shares of both IAC and Expedia common stock upon exercise of these warrants created a liability in the form of a derivative in IAC's accompanying balance sheet that will be maintained at fair value each reporting period with any changes in fair value reflected in the consolidated statement of operations. The derivative liability was valued at $4.3 million at September 30, 2005. The contractual obligation of Expedia to deliver shares of Expedia common stock to IAC upon exercise by the warrant holders also created a derivative asset in IAC's accompanying balance sheet valued at $1.4 million at September 30, 2005. The net change in the fair value of these derivatives for the three and nine months ended September 30, 2005 resulted in a gain of $0.5 million which has been recognized in other income (expense) in the accompanying statement of operations. The derivative asset related to the warrants is recorded in other non-current assets and the derivative liability related to the warrants is recorded in other long-term liabilities in the accompanying balance sheet.

NOTE 12—SALE OF VUE INTERESTS

        On June 7, 2005, IAC completed a transaction with General Electric and Vivendi Universal in which IAC sold its common and preferred interests in VUE for approximately $3.4 billion in aggregate consideration consisting of approximately $1.9 billion in cash, 28.3 million IAC common shares formerly held by NBC Universal and $115 million of television advertising time that NBC Universal will provide through its media outlets over a three-year period. Based upon the closing price of IAC common stock on June 7, 2005 of $49.28 (as adjusted for the August 2005 reverse stock split), the 28.3 million IAC common shares have a market value of approximately $1.4 billion. The transaction resulted in an after-tax gain of $322.1 million. The after-tax gain was determined as follows (in thousands):

Proceeds received:
Cash	$1,882,291
Value of 28.3 million IAC common shares	1,394,903
Television advertising time	115,000

Total proceeds received	3,392,194

Book value of VUE interests:
Common interest	804,733
Preferred A interest	632,444
Preferred B interest	1,428,530

Total book value of VUE interests	2,865,707

Subtotal	526,487
Less: Transaction costs	(3,000)

Pre-tax gain	523,487
Income tax expense	(201,384)

After-tax gain on sale of VUE interests	$322,103

NOTE 13—DISCONTINUED OPERATIONS

        In March 2005, IAC, through its subsidiary HSN International, entered into an agreement to sell its 48.6% ownership in EUVÍA for approximately $204 million. The sale closed on June 2, 2005 and resulted in a pre-tax gain of $129.3 million and an after-tax gain of $79.6 million. EUVÍA operates two television channels, 9Live, an interactive game and quiz show-oriented television channel, and Sonnanklar, a travel-oriented television channel. In addition, during the second quarter of 2005, TV Travel Shop ceased the sale of third-party travel products through its broadcast programming. Further, on August 9, 2005, IAC completed the spin-off of its travel business, including Expedia.com, Hotels.com, Hotwire and TripAdvisor, into an independent public company, Expedia, Inc. Accordingly, the results of operations and statements of position of these businesses are presented as discontinued operations for all periods presented. The 2005 results include a tax benefit of approximately $62.8 million related to the write-off of the Company's investment in TV Travel Shop. The net revenue and net earnings, net of the effect of any minority interest for the aforementioned discontinued operations for the applicable periods, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net revenue	$260,951	$547,850	$1,365,060	$1,524,564

Income before income taxes and minority interest	$78,632	$98,124	$276,936	$205,953
Income tax expense	(46,148)	(34,147)	(61,236)	(98,379)
Minority interest in income of consolidated subsidiaries	633	(5,773)	(5,373)	(9,028)

Net earnings	$33,117	$58,204	$210,327	$98,546

        The net assets transferred to Expedia as of August 9, 2005 and as reported as discontinued operations as of December 31, 2004 were as follows (in thousands):

	August 9, 2005	December 31, 2004
Current assets	$544,511	$308,391

Goodwill	$5,889,127	$5,849,139
Intangible assets, net	1,227,380	1,279,361
Other non-current assets	126,453	232,219

Total non-current assets	$7,242,960	$7,360,719

Current liabilities	$1,496,530	$982,178

Deferred income taxes	$368,656	$349,293
Other long-term liabilities	109,933	68,683

Total non-current liabilities	$478,589	$417,976

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview

        IAC/ InterActiveCorp operates leading and diversified businesses in sectors being transformed by the internet, online and offline...our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. All references to "IAC," the "Company," "we," "our," or "us" in this report are to IAC/InterActiveCorp.

        IAC consists of the following sectors:

  •
  Retailing, which includes U.S., including Cornerstone Brands, Inc. (since April 2005), and International;

  •
  Services, which includes Ticketing, Lending, Real Estate, Teleservices and Home Services (since September 2004);

  •
  Media & Advertising, which includes Ask Jeeves, Inc. (since July 2005); and

  •
  Membership & Subscriptions, which includes Vacations, Personals and Discounts.

        On December 21, 2004, IAC announced its plans to separate its travel businesses into an independent public company in order to better achieve certain strategic objectives of its various businesses. We refer to this transaction as the "Spin-Off" and to the new company that holds IAC's former travel and travel-related businesses as "Expedia". IAC completed the Spin-Off prior to the commencement of trading on August 9, 2005. Immediately prior to the Spin-Off, IAC effected a one-for-two reverse stock split. Since the completion of the Spin-Off:

  •
  Expedia consists of the travel and travel-related businesses and investments that IAC operated (other than Interval and TV Travel Shop, which were not spun-off by IAC with Expedia); and

  •
  IAC continues to operate and/or manage its remaining businesses and investments, which primarily consist of its Retailing, Services, Media & Advertising and Membership & Subscriptions sectors. TV Travel Shop ceased operations in the second quarter of 2005.

        In addition, in March 2005, the Company entered into an agreement to sell its 48.6% ownership in EUVÍA. The sale closed on June 2, 2005.

        Accordingly, the results of operations and statements of position of Expedia, EUVÍA and TV Travel Shop have been presented as discontinued operations for all periods presented. Further, all IAC common stock share information and related per share prices have been adjusted to reflect IAC's one-for-two reverse stock split.

        On April 1, 2005, IAC completed it acquisition of Cornerstone Brands, Inc. ("Cornerstone Brands"), a portfolio of leading print catalogs and online retailing sites that sell home products and leisure and casual apparel, for approximately $715 million, principally in cash.

        In addition, on June 7, 2005, IAC completed a transaction with NBC Universal in which IAC sold its common and preferred interests in Vivendi Universal Entertainment, LLLP ("VUE"), a joint venture formed in May 2002 between the Company and Vivendi Universal, S.A., for approximately $3.4 billion in aggregate consideration.

        Further, on July 19, 2005 IAC, completed the acquisition of Ask Jeeves, Inc. ("Ask Jeeves"), a leading provider of world-class information retrieval technologies, brands and services that are available to consumers across a range of platforms, including destination websites, downloadable search-based applications and portals. Under the terms of the agreement, IAC issued 1.2668 shares of IAC common stock for each share of Ask Jeeves common stock in a tax-free transaction valued as of the date of the agreement at approximately $1.7 billion, net of cash acquired. On May 5, 2005, IAC completed the buy back of 26.4 million shares of IAC common stock through its previously authorized share repurchase programs. These shares represent approximately sixty percent of the number of fully diluted shares IAC issued for the Ask Jeeves acquisition, thus effectively offsetting a substantial portion of the dilution from the transaction.

Results of operations for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004

        Set forth below are the contributions made by our various sectors, our emerging businesses and corporate expenses to consolidated revenues, operating income and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three and nine months ended September 30, 2005 and 2004 (rounding differences may occur):

	Three months ended September 30,				Nine months ended September 30,
	2005	Percentage of total	2004	Percentage of total	2005	Percentage of total	2004	Percentage of total
	(Dollars in millions)
Revenue:
Retailing	$749.5	51%	$509.1	53%	$2,110.0	52%	$1,587.6	54%
Services	486.2	33%	306.3	32%	1,363.9	34%	932.4	32%
Media & Advertising	83.5	6%	7.9	1%	104.0	3%	20.6	1%
Membership & Subscriptions	162.8	11%	138.9	15%	477.9	12%	429.1	15%
Emerging Businesses	9.6	1%	1.7	0%	19.6	0%	1.9	0%
Intersegment elimination	(8.3)	(1)%	(6.6)	(1)%	(28.6)	(1)%	(18.5)	(1)%

Total	$1,483.3	100%	$957.3	100%	$4,046.8	100%	$2,953.1	100%

	Three months ended September 30,				Nine months ended September 30,
	2005	Percentage of total	2004	Percentage of total	2005	Percentage of total	2004	Percentage of total
	(Dollars in millions)
Operating Income (Loss):
Retailing	$38.0	178%	$26.6	159%	$126.6	88%	$84.3	132%
Services	69.6	327%	31.1	185%	179.6	125%	114.9	179%
Media & Advertising	(0.9)	(4)%	(12.1)	(72)%	0.0	0%	(45.0)	(70)%
Membership & Subscriptions	27.4	128%	6.8	41%	59.7	41%	28.0	44%
Emerging Businesses	(2.4)	(11)%	(0.2)	(1)%	(8.5)	(6)%	(2.2)	(3)%
Corporate and other	(110.4)	(518)%	(35.5)	(211)%	(213.3)	(148)%	(115.9)	(181)%

Total	$21.3	100%	$16.8	100%	$144.2	100%	$64.1	100%

	Three months ended September 30,				Nine months ended September 30,
	2005	Percentage of total	2004	Percentage of total	2005	Percentage of total	2004	Percentage of total
	(Dollars in millions)
Operating Income Before Amortization:
Retailing	$54.0	35%	$40.2	52%	$172.0	44%	$125.0	49%
Services	86.0	55%	45.1	59%	232.6	59%	154.7	60%
Media & Advertising	9.3	6%	(2.4)	(3)%	10.2	3%	(11.4)	(4)%
Membership & Subscriptions	36.1	23%	16.7	22%	86.2	22%	60.0	23%
Emerging Businesses	(2.4)	(2)%	—	0%	(8.3)	(2)%	(1.8)	(1)%
Corporate and other	(26.6)	(17)%	(22.8)	(30)%	(100.9)	(26)%	(70.8)	(28)%

Total	$156.3	100%	$76.9	100%	$391.9	100%	$255.8	100%

IAC Consolidated Results

  For the three months ended September 30, 2005 compared to the three months ended September 30, 2004

        Revenue increased $526.0 million, or 55%, as a result of revenue increases of $240.5 million, or 47%, from the Retailing sector, $179.9 million, or 59%, from the Services sector, $75.6 million, or 958%, from the Media & Advertising sector and $23.9 million, or 17%, from the Membership & Subscriptions sector. The revenue growth from the Retailing sector was driven primarily by the acquisition of Cornerstone Brands on April 1, 2005 as well as improved top-line results at HSN. The increase in the Services sector was driven by significant growth at Lending, fueled by direct loan originations and growth in the Lending exchange, as well as strong domestic concert and sporting event ticket sales and international expansion at our Ticketing segment. The revenue growth from the Media & Advertising sector was driven primarily by the acquisition of Ask Jeeves on July 19, 2005, while Membership & Subscription results were led by strong results at Personals, which increased worldwide subscribers by 19%.

        Gross profit increased $267.1 million, or 65%, reflecting improved results at the Services sector, which were primarily driven by the Lending and Ticketing results, and the Retailing sector, which was primarily driven by the acquisition of Cornerstone Brands. The increase in gross profit also reflects improved results in the Media & Advertising sector due primarily to the acquisition of Ask Jeeves and to a lesser extent, improved results in the Membership & Subscriptions driven by the growth in Personals.

        Selling and marketing expenses increased $125.5 million, or 90%, primarily reflecting the impact of the Cornerstone Brands acquisition in the Retailing sector, increases at Lending and the impact of the Ask Jeeves acquisition in the Media & Advertising sector. The Lending segment experienced increased selling and marketing expense in order to build its brands through on-line and direct consumer advertising mediums. In addition, Personals' increased selling and marketing expenses primarily due to higher customer acquisition costs relating primarily to the company's offline marketing campaign which began in the first quarter of 2005 and continued through the third quarter. As a percentage of revenue, selling and marketing expense increased to 18% for 2005 from 15% in 2004 on a consolidated IAC basis.

        General and administrative expense increased $48.3 million, or 40%, due primarily to the inclusion of the results of LendingTree Loans, Cornerstone Brands and Ask Jeeves in the 2005 results as well as the acquisition of ServiceMagic in September 2004. In addition, several operating segments incurred higher employee costs in 2005 due in part to increased head count and IAC incurred approximately $2.1 million of transaction expenses in connection with the Spin-Off in the third quarter of 2005.

        Depreciation expense increased $2.2 million, or 6%, due primarily to capital expenditures of $58.3 million during 2005 and various acquisitions, partially offset by certain fixed assets becoming fully depreciated during the period.

        Operating Income Before Amortization increased $79.4 million, or 103%, due primarily to the strong growth from each of the principal sectors.

        Operating income increased $4.5 million, or 27%, reflecting the increase in Operating Income Before Amortization noted above, which was almost entirely offset by the significant increase in non-cash compensation of $71.3 million. The increase in non-cash compensation was principally due to a $67.0 million charge related to the treatment of vested stock options in connection with the Spin-Off and, to a lesser degree, non-cash compensation expense related to unvested stock options and restricted stock assumed in the Ask Jeeves and Cornerstone Brands acquisitions. These increases were partially offset by a reduction in non-cash compensation expense of $5.5 million due to the cumulative effect of a change in the Company's estimate related to the number of stock based awards that are expected to vest.

        Interest income decreased $25.8 million in 2005 compared with 2004 primarily as a result of decreased interest income earned on the VUE preferred securities as these interests were sold on June 7, 2005. Interest expense decreased $9.3 million in 2005 compared with 2004 primarily as a result of lower amortization of investment premiums, partially offset by interest expense on the Ask Jeeves convertible notes and interest expense on the warehouse lines of credit at LendingTree Loans.

        The Company sold its interests in VUE in June 2005 and therefore had no equity income from its investment in VUE for the three months ended September 30, 2005. The Company realized $0.6 million of equity income from its investment in VUE for the three months ended September 30, 2004.

        Equity in income of unconsolidated affiliates and other increased by $15.6 million due primarily to a $9.4 million gain related to the change in fair value during the period ended September 30, 2005 of the derivatives that were created in the Spin-Off. The derivatives arise due to IAC's obligation to deliver both IAC and Expedia shares upon the conversion of the Ask Jeeves convertible notes and the exercise of certain IAC warrants. These derivatives are marked to market each quarter with the change in fair value recorded as "Other income (loss)" in the accompanying statement of operations. Additionally, there was a $3.5 million increase in the equity income of unconsolidated affiliates of HSN International, including Jupiter Shop Channel.

        The effective tax rate from continuing operations was 17% in 2005 and 15% in 2004. The 2005 effective tax rate was lower than the statutory rate of 35% due principally to the recognition of a capital loss, a non-taxable gain associated with derivatives, interest received on IRS refunds, and net adjustments related to the reconciliation of provision accruals to tax returns. These favorable items were partially offset by state taxes and non-deductible non-cash compensation. In 2004, the effective tax rate for continuing operations was lower than the statutory rate due to tax-exempt interest and foreign tax credits, partially offset by state taxes and foreign losses for which no benefit was recognized.

        Minority interest in income of consolidated subsidiaries principally represents minority ownership of certain of Ticketmaster's international operations.

        In March 2005, the Company entered into an agreement to sell its 48.6% ownership interest in EUVÍA. The sale closed on June 2, 2005. During the second quarter of 2005, TV Travel Shop ceased the sale of third-party travel products through its broadcast programming. Further, on August 9, 2005, IAC completed the Spin-Off to its shareholders. Accordingly, the results of operations and statements of position of these businesses are presented as discontinued operations for all periods presented. Income from these discontinued operations in the third quarter of 2005 and 2004 was $33.1 million and $58.2 million, respectively, net of tax. The 2005 amounts are principally due to the results of Expedia through August 8, 2005, as the Spin-Off was effected before the commencement of trading on August 9, 2005. The 2004 amounts reflect the results of Expedia for the full quarter as well as EUVÍA and TVTS. Expedia's results for the third quarter of 2005 include a $35.3 million, or $22.0 million after-tax, favorable adjustment to non-cash compensation expense related to the cumulative effect of a change in the Company's estimate related to the number of stock-based awards that are expected to vest.

  For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

        Revenue increased $1.1 billion, or 37%, as a result of revenue increases of $522.4 million, or 33%, from the Retailing sector, $431.6 million, or 46%, from the Services sector, $83.4 million, or 404%, from the Media & Advertising sector and $48.9 million, or 11% from Membership & Subscriptions. The revenue growth from the Retailing and Media & Advertising sectors were driven primarily by the acquisition of Cornerstone Brands and the acquisition of Ask Jeeves, respectively. The increase in the Services sector was driven by significant growth at LendingTree, fueled in part by loan originations, as well as strong domestic ticket sales and international expansion at our Ticketing segment. The growth in Membership & Subscriptions was led by Personals.

        Gross profit increased $559.4 million, or 45%, reflecting improved operating results at each of the principal sectors. The increase in gross profit at each of the sectors was driven primarily by the same factors noted above in the three month discussion.

        Selling and marketing expense increased $264.9 million, or 64%. As a percentage of revenue, selling and marketing expense increased to 17% for 2005 from 14% in 2004. The increase in selling and marketing expense primarily reflects the impact of the Cornerstone Brands acquisition in the Retailing sector, increases at Lending as noted above in the three month discussion, and the acquisition of Ask Jeeves in the Media & Advertising sector. In addition, Personals experienced higher selling and marketing expenses related to higher customer acquisition costs relating primarily to the company's offline marketing campaign as noted above in the three month discussion.

        General and administrative expense increased $132.5 million, or 37%, due primarily to the acquisitions noted above as well as the acquisition of ServiceMagic in Sepetmber 2004. General and administrative expenses also reflect increased employee costs at several operating segments. In addition, IAC incurred approximately $16.1 million of transaction expenses in connection with the Spin-Off in 2005.

        Depreciation expense increased $3.5 million, or 3%, due primarily to capital expenditures of $175.7 million during 2005 and various acquisitions, partially offset by certain fixed assets becoming fully depreciated during the period.

        Operating Income Before Amortization increased $136.1 million, or 53%, due primarily to the improved operating results at each of the principal sectors.

        Operating income increased $80.1 million, or 125%, reflecting the increase in Operating Income Before Amortization noted above, as well as decreased amortization of intangibles of $8.7 million, or 6%, and decreased non-cash distribution and marketing expense of $1.3 million. Partially offsetting these decreases was an increase in non-cash compensation expense of $66.0 million, or 138%, due primarily to the charge related to the treatment of vested stock options in connection with the Spin-Off as noted above in the three month discussion.

        Interest income decreased $19.4 million in 2005 compared with 2004 as a result of a decrease in interest income earned on the VUE preferred securities, as these interests were sold on June 7, 2005, partially offset by higher interest rates earned during 2005. Interest expense decreased $7.4 million in 2005 compared to 2004 due primarily to the factors noted above in the three month discussion, partially offset by the impact of higher interest rates on interest rate swap arrangements.

        The Company realized a gain in 2005 of $523.5 million from the sale of its common and preferred interests in VUE to NBC Universal on June 7, 2005. In addition, the Company realized equity income from its investment in VUE in 2005 of $22.0 million compared with $11.3 million in 2004. Equity income in 2005 represents IAC's share in VUE's fourth quarter 2004 and first quarter 2005 results, which IAC had previously consistently recorded on a one-quarter lag, and IAC's share in VUE's results from April 1, 2005 through the date of sale.

        Equity in income of unconsolidated affiliates and other increased by $20.3 million due primarily to a $16.7 million gain on the sale of our minority interest share in the Italian home shopping operations, a $9.4 million increase related to the change in fair value of the derivatives that were created in the Spin-Off as noted above, an increase in foreign currency exchange gains of $7.1 million, and a $4.6 million increase in the equity income of unconsolidated affiliates of HSN International. Partially offsetting these increases were increased realized losses on the sale of marketable securities of $18.4 million.

        The effective tax rate from continuing operations was 40% and 33% in 2005 and 2004, respectively. The 2005 rate is higher than the federal statutory rate of 35% due principally to state taxes, non-deductible transaction expenses related to the Spin-Off, and the amortization of non-deductible non-cash compensation. The 2004 rate was lower than the federal statutory rate of 35% due principally to foreign tax credits and tax-exempt interest, partially offset by non-deductible amortization of intangibles and state taxes.

        Minority interest in income of consolidated subsidiaries principally represents minority ownership of certain of Ticketmaster's international operations.

        Income from discontinued operations in 2005 was $210.3 million, principally due to the income of Expedia through August 8, 2005 and the results of EUVÍA through June 2, 2005, as well as a tax benefit of $62.8 million related to the write-off of the investment in TV Travel Shop. Additionally, the Company recognized a gain on sale of EUVÍA of $79.6 million, net of tax. Income from discontinued operations in 2004 was $98.5 million, principally due to the income of Expedia and EUVÍA, partially offset by losses at TVTS.

        In addition to the discussion of consolidated results, the following is a discussion of the results of each sector.

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	Growth	2005	2004	Growth
	(Dollars in millions)
Revenue:
Retailing:
U.S.	$664.3	$437.1	52%	$1,829.4	$1,343.0	36%
International	85.2	72.0	18%	280.7	244.6	15%

Total Retailing	749.5	509.1	47%	2,110.0	1,587.6	33%
Services:
Ticketing	227.5	182.0	25%	696.7	579.3	20%
Lending	142.8	39.9	258%	352.2	114.1	209%
Real Estate	16.3	8.1	102%	43.0	18.2	136%
Teleservices	87.4	74.5	17%	241.6	218.9	10%
Home Services	12.2	1.9	550%	30.5	1.9	1,525%

Total Services	486.2	306.3	59%	1,363.9	932.4	46%
Media & Advertising	83.5	7.9	958%	104.0	20.6	404%
Membership & Subscriptions:
Vacations	66.1	63.6	4%	208.9	196.7	6%
Personals	66.0	49.7	33%	181.3	147.1	23%
Discounts	30.8	25.6	20%	88.5	85.9	3%
Intra-sector elimination	—	—	N/A	(0.8)	(0.6)	(26)%

Total Membership & Subscriptions	162.8	138.9	17%	477.9	429.1	11%
Emerging Businesses	9.6	1.7	466%	19.6	1.9	910%
Intersegment elimination	(8.3)	(6.6)	(26)%	(28.6)	(18.5)	(54)%

Total	$1,483.3	$957.3	55%	$4,046.8	$2,953.1	37%

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	Growth	2005	2004	Growth
	(Dollars in millions)
Operating Income (Loss):
Retailing:
U.S.	$41.1	$29.9	37%	$127.8	$86.6	48%
International	(3.1)	(3.3)	6%	(1.2)	(2.3)	47%

Total Retailing	38.0	26.6	43%	126.6	84.3	50%
Services:
Ticketing	42.8	25.2	70%	138.1	106.4	30%
Lending	25.3	2.6	878%	46.6	3.3	1,303%
Real Estate	(5.4)	(2.8)	(95)%	(23.9)	(8.2)	(190)%
Teleservices	4.4	5.9	(26)%	11.0	13.3	(17)%
Home Services	2.6	0.2	1,091%	7.8	0.2	3,456%

Total Services	69.6	31.1	124%	179.6	114.9	56%
Media & Advertising	(0.9)	(12.1)	93%	0.0	(45.0)	100%
Membership & Subscriptions:
Vacations	20.2	16.2	25%	66.6	51.2	30%
Personals	15.8	2.8	472%	29.7	13.4	121%
Discounts	(8.6)	(12.1)	29%	(36.6)	(36.6)	0%

Total Membership & Subscriptions	27.4	6.8	302%	59.7	28.0	113%
Emerging Businesses	(2.4)	(0.2)	(1,244)%	(8.5)	(2.2)	(282)%
Corporate and other	(110.4)	(35.5)	(211)%	(213.3)	(115.9)	(84)%

Total	$21.3	$16.8	27%	$144.2	$64.1	125%

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	Growth	2005	2004	Growth
	(Dollars in millions)
Operating Income Before Amortization:
Retailing:
U.S.	$56.7	$43.1	31%	$172.2	$126.3	36%
International	(2.8)	(2.9)	6%	(0.2)	(1.3)	83%

Total Retailing	54.0	40.2	34%	172.0	125.0	38%
Services:
Ticketing	49.9	32.4	54%	159.6	126.0	27%
Lending	30.6	7.7	298%	66.7	18.6	258%
Real Estate	(2.4)	(1.2)	(102)%	(13.8)	(3.4)	(306)%
Teleservices	4.4	5.9	(26)%	11.0	13.3	(17)%
Home Services	3.5	0.2	1,508%	9.1	0.2	4,099%

Total Services	86.0	45.1	91%	232.6	154.7	50%
Media & Advertising	9.3	(2.4)	NM	10.2	(11.4)	NM
Membership & Subscriptions:
Vacations	26.6	22.5	18%	85.5	70.1	22%
Personals	16.6	4.5	271%	32.5	20.4	60%
Discounts	(7.1)	(10.3)	31%	(31.7)	(30.5)	(4)%

Total Membership & Subscriptions	36.1	16.7	116%	86.2	60.0	44%
Emerging Businesses	(2.4)	—	NM	(8.3)	(1.8)	(374)%
Corporate and other	(26.6)	(22.8)	(17)%	(100.9)	(70.8)	(43)%

Total	$156.3	$76.9	103%	$391.9	$255.8	53%

Operating Income Before Amortization as a percentage of revenue	11%	8%		10%	9%

Retailing

        Revenue, Operating Income Before Amortization and operating income for the Retailing sector increased in the three and nine months ended September 30, 2005 driven primarily by the inclusion of Cornerstone Brands, which was acquired on April 1, 2005. U.S. Retailing also includes HSN, which modestly improved its year-over-year revenue growth in the third quarter as compared to the second quarter of 2005. While still in the early stages, bringing Cornerstone Brands merchandise to the HSN audience is underway with a number of products now being tested on HSN and HSN.com in anticipation of increased cross-selling in 2006.

  U.S.

  For the three months ended September 30, 2005 compared to the three months ended September 30, 2004

        U.S. revenue grew 52% to $664.3 million and benefited from a 35% increase in units shipped, principally reflecting Cornerstone Brands as well as strong online sales growth at HSN.com. In addition, revenue benefited from a 14% increase in average price point, partially offset by a 6% increase in return rates. Excluding the results of Cornerstone Brands, HSN's revenue growth was 9% in the third quarter of 2005 compared with 2004.

        Operating Income Before Amortization grew 31% to $56.7 million, due primarily to the higher revenues noted above, partially offset by a decrease in gross profit margins of 60 basis points. Although U.S. Retailing benefited from higher gross margins at Cornerstone Brands, as the company's catalog business typically enjoy higher gross margins than its other retailing operations, gross margins at HSN declined primarily due to increased clearance sales and markdowns as well as increased shipping and handling promotions and higher freight costs. Operating Income Before Amortization was also impacted by higher operating expenses at Cornerstone Brands as catalogs have relatively higher operating expenses. The 2004 results were also negatively impacted by a $3.5 million impairment charge related to the closure of the warehouse facility in Salem, VA as well as the Florida hurricanes, which resulted in programming disruptions and increased costs, due to mandatory evacuations, partially offset by a reversal of a reserve of $2.5 million as a result of the final resolution of a legal dispute.

        Operating income grew 37% to $41.1 million due primarily to the increase in Operating Income Before Amortization described above, partially offset by a $2.1 million increase in amortization of intangibles primarily resulting from the acquisition of Cornerstone Brands and a $0.3 million increase in amortization of non-cash compensation expense.

  For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

        Revenue grew 36% to $1.8 billion largely as a result of the acquisition of Cornerstone Brands in April 2005. Excluding the results of Cornerstone Brands, revenue grew 7% as a result of increased units shipped, increased average price point and a slight decline in return rates.

        Operating Income Before Amortization grew 36% to $172.2 million, due primarily to the acquisition of Cornerstone Brands, growth in HSN revenue and an increase in gross profit margins by 60 basis points due primarily to the acquisition of Cornerstone Brands. Excluding the results of Cornerstone Brands, gross profit margins decreased 50 basis points due to the factors noted above in the three month discussion. This decrease was partially offset by the impact of a $5.8 million favorable adjustment to certain accrued liabilities in the nine months ended September 30, 2005.

        Operating income grew 48% to $127.8 million due to the increase in Operating Income Before Amortization described above, partially offset by a $4.4 million increase in amortization of intangibles and a $0.3 million increase in amortization of non-cash compensation expense as noted above.

  International

  For the three months ended September 30, 2005 compared to the three months ended September 30, 2004

        Revenue grew 18% to $85.2 million in U.S. dollars due primarily to revenue growth across nearly all product lines at HSE-Germany, offset partially by higher return rates. Foreign exchange had little impact on the results during the quarter. Weakness in the Wellness product line negatively impacted the 2004 results.

        Operating Income Before Amortization slightly improved to a loss of $2.8 million and operating loss slightly improved to $3.1 million, due to the increase of revenue noted above partially offset by lower average gross margins resulting from the sale of clearance items and increased operating expenses.

  For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

        Revenue grew 15% to $280.7 million in U.S. dollars, or 11% excluding the benefit of foreign exchange, due to the revenue factors described above as well as improved overall return rates for the year-to-date period in comparison to the prior year. Operating Income Before Amortization improved to a loss of $0.2 million and operating loss improved to $1.2 million, respectively, due to the growth in HSE-Germany noted above, partially offset by an unfavorable arbitration settlement in the second quarter 2005 related to a former Spanish language service.

        In the first quarter of 2005, the Company entered into an agreement to sell its 48.6% ownership interest in EUVÍA. The sale closed on June 2, 2005. Accordingly, the results of operations and statement of position of EUVÍA are presented as discontinued operations for all periods presented.

Services

        Revenue, Operating Income Before Amortization and operating income for the Services sector increased in the three and nine months ended September 30, 2005, driven primarily by significant growth at Lending, particularly from closing loans in its own name along with strong growth from the Lending exchange, as well as strong domestic growth in concert and sporting event ticket sales and international expansion in our Ticketing segment. The segment formerly known as Financial Services & Real Estate is now being reported as separate segments, Lending and Real Estate.

        Revenue includes $7.0 million and $5.5 million for the three months ended September 30, 2005 and 2004, respectively, and $25.2 million and $15.8 million for the nine months ended September 30, 2005 and 2004, respectively, for services provided to other IAC businesses.

        In addition to the operating segment results discussed below, the Services sector includes the results of the Teleservices and Home Services operating segments as noted on pages 39 through 41. Home Services includes ServiceMagic which was acquired in September 2004. ServiceMagic acquired ImproveNet in August 2005 and these two businesses have integrated their operations.

  Ticketing

  For the three months ended September 30, 2005 compared to the three months ended September 30, 2004

        Revenue grew 25% to $227.5 million driven by increases in both domestic and international revenue as total worldwide tickets sold increased by 28% to 28.9 million. Domestic revenue increased by 29% primarily due to strong concert and sporting event ticket sales compared with the prior year. International revenue increased by 16%, or 14% excluding the benefit of foreign exchange, due primarily to Ticketmaster's purchase of the remaining interest in its Australian joint venture in April 2005, strong ticket sales in Canada, and the acquisition in Finland in August 2004. These effects on international revenue were partially offset by the absence of non-recurring license income related to the Athens 2004 Summer Olympics.

        Operating Income Before Amortization increased 54% to $49.9 million reflecting the higher revenue growth described above, a favorable mix of tickets sold through its distribution channels and increased cross-selling on behalf of IAC businesses and other affiliates. These increases were partially offset by higher domestic ticket royalties as a percentage of revenue and increased costs associated with the development and support of ticketing technology. We expect to continue to experience higher operating costs in certain areas, including the development and support of ticketing technology. Domestic ticketing royalties are also expected to continue to increase as a percentage of revenue.

        Operating income increased 70% to $42.8 million reflecting the results discussed as well as a $0.2 million decrease in amortization of intangibles.

  For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

        Revenue grew 20% to $696.7 million reflecting a 21% increase in the number of worldwide tickets sold. Domestic revenue increased by 18% due primarily to the strength in the U.S. concert season and solid sporting event ticket sales in 2005. International revenue increased by 28%, or 24% excluding the benefit of foreign exchange, due to the factors described above in the three month discussion, as well as increased revenues from the acquisition in Sweden in June 2004.

        Operating Income Before Amortization and operating income increased 27% and 30% to $159.6 million and $138.1 million, respectively, reflecting the increase in revenue noted above, partially offset by higher domestic ticket royalties as a percentage of revenue and increased costs associated with the development and support of ticketing technology. Further, operating income was negatively impacted by a $2.1 million increase in amortization of intangibles related to recent acqusitions.

  Lending

  For the three months ended September 30, 2005 compared to the three months ended September 30, 2004

        Revenue grew 258% to $142.8 million, driven primarily by an increase in revenue from loans closed, reflecting LendingTree's strategy to close in its own name a portion of the loans sourced through the LendingTree exchange which began in December 2004 with the acquisition of Home Loan Center (now known as LendingTree Loans), and increased growth in the Lending exchange. The addition of LendingTree Loans resulted in a substantial increase in revenue per closing. Refinance mortgages performed strongly and increased as a percent of revenue from the prior year period, while revenue from purchase and home equity loans also increased. The dollar value of closed loans in 2005 increased 45% to $9.9 billion. This includes refinance mortgages of $5.8 billion, purchase mortgages of $2.4 billion and home equity loans of $1.5 billion. The dollar value of closed loans in 2004 was $6.9 billion, including refinance mortgages of $3.0 billion, purchase mortgages of $2.0 billion and home equity loans of $1.6 billion.

        Operating Income Before Amortization increased 298% to $30.6 million primarily due to growth in revenues reflecting in part higher revenue per closing as described above. Operating Income Before Amortization grew faster than revenue due primarily to lower marketing expenses as a percentage of revenue as marketing efficiency benefited from higher revenue per closing associated with loans closed in our own name, offset in part by lower gross margins as a percentage of revenue due to the higher costs of origination, funding and closing of such loans.

        Operating income increased 878% to $25.3 million due to the increase in Operating Income Before Amortization described above, as well as a $0.1 million decrease in amortization of non-cash compensation expense, partially offset by a $0.3 million increase in amortization of intangibles.

  For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

        Revenue grew 209% to $352.2 million driven primarily by the factors described above. The dollar value of closed loans in 2005 increased 21% to $25.5 billion. This includes refinance mortgages of $14.2 billion, purchase mortgages of $6.2 billion and home equity loans of $4.3 billion. The dollar value of closed loans in 2004 was $21.0 billion, including refinance mortgages of $10.7 billion, purchase mortgages of $4.8 billion and home equity loans of $4.6 billion.

        Operating Income Before Amortization increased 258% to $66.7 million in 2005 reflecting the growth in revenues described above as well as a decrease in marketing costs as a percentage of revenue. These increases were offset in part by higher overhead costs incurred as a result of infrastructure changes resulting from the acquisition of LendingTree Loans in December 2004 and the higher costs of originating, funding and closing loans as described above.

        Operating income increased to $46.6 million in 2005 primarily due to the increase in Operating Income Before Amortization described above and a $0.5 million decrease in amortization of non-cash compensation expense, partially offset by a $5.3 million increase in amortization of intangibles.

  Real Estate

  For the three months ended September 30, 2005 compared to the three months ended September 30, 2004

        Revenue from the real estate businesses grew 102% to $16.3 million, due to a 34% increase in closings primarily driven by the acquisition of iNest in October 2004 and solid growth in the company's other real estate businesses.

        Operating Income Before Amortization loss increased 102% to a loss of $2.4 million in 2005 from a loss of $1.2 million in 2004 due to increased on-line advertising expense and increased customer rebates as well as increases in overhead costs incurred as a result of the growth of the overall Real Estate businesses.

        Operating loss increased 95% to $5.4 million in 2005 primarily due to the increase in Operating Income Before Amortization loss described above, a $1.4 million increase in amortization of intangibles and a $0.1 million increase in amortization of non-cash compensation expense.

  For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

        Revenue grew 136% to $43.0 million driven primarily by the acquisition of iNest and growth of the other real estate businesses as described above. Operating Income Before Amortization loss increased 306% to $13.8 million reflecting increased marketing costs relating to a test advertising campaign for RealEstate.com, customer rebates for real estate closings and increases in overhead costs as noted above. Operating loss increased 190% to $23.9 million in 2005 primarily due to the increase in Operating Income Before Amortization loss described above, a $5.1 million increase in amortization of intangibles and a $0.1 million increase in amortization of non-cash compensation expense.

Media & Advertising

        Media & Advertising consists of the results of Ask Jeeves, Citysearch and Evite. Media & Advertising reflect the inclusion of Ask Jeeves, since its acquisition on July 19, 2005.

  For the three months ended September 30, 2005 compared to the three months ended September 30, 2004

        Revenue grew 958% to $83.5 million, primarily due to increased revenue from the acquisition of Ask Jeeves in July 2005 as well as increased traffic at Citysearch which favorably impacted its pay-for-performance revenue.

        Operating Income Before Amortization increased by $11.6 million primarily resulting from the Ask Jeeves acquisition. Additionally, Citysearch continues to benefit from higher revenues along with cost cutting initiatives as it lowers operating costs.

        Operating loss improved to $0.9 million from an operating loss of $12.1 million in 2004 reflecting the increase in Operating Income Before Amortization described above, partially offset by a $0.4 million increase in amortization of intangibles. The increase in the amortization of intangibles is due to the Ask Jeeves acquisition, partially offset by certain Citysearch intangibles becoming fully amortized in 2004.

        Comparing Ask Jeeves' results on a standalone basis, for the full quarter, Ask Jeeves revenue increased 15% compared to the prior year period. Ask Jeeves revenue increase was primarily driven by an increase in queries in North America and increased volume through new syndication partnerships. Site changes on the Ask Jeeves U.S. site launched in August 2005 had an adverse impact on revenue growth and operating income in the third quarter 2005, as anticipated, and is expected to continue to adversely impact revenues and margins in the near-term. Ask Jeeves was also adversely impacted by increased selling and marketing expense incurred for a newly launched off-line marketing campaign and higher revenue share payments to third party traffic sources.

  For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

        Revenue grew 404% to $104.0 million, primarily due to the factors described above in the three month discussion.

        Operating Income Before Amortization improved to $10.2 million in 2005, from a loss of $11.4 million in 2004 primarily driven by the Ask Jeeves acquisition and increased revenue and reduced operating costs at Citysearch.

        Operating income improved $45.0 million in 2005, primarily due to the increase in Operating Income Before Amortization described above. In addition, benefiting operating income in 2005 is a $23.0 million decrease in amortization of intangibles primarily resulting from certain Citysearch intangibles becoming fully amortized in 2004, partially offset by the increase in amortization of intangibles resulting from the Ask Jeeves acquisition, as a well as a $0.4 million decrease in non-cash distribution and marketing expense.

        Comparing Ask Jeeves' results on a standalone basis, for the full nine months, Ask Jeeves revenue increased 57% compared to the prior year period. Revenue growth was primarily driven by acquisitions made by Ask Jeeves in the second half of 2004 and the factors noted above in the three month discussion.

Membership & Subscriptions

        Membership & Subscriptions sector results were led by record revenue and profits at the Personals segment.

        In addition to the operating segment results discussed below, the Membership & Subscriptions sector included results from the Discounts operating segment as noted on pages 39 through 41.

  Vacations

  For the three months ended September 30, 2005 compared to the three months ended September 30, 2004

        Vacations grew revenues by 4% to $66.1 million, primarily driven by increases in membership revenue and higher average fees, partially offset by a decrease in confirmed vacations. Revenue growth at Vacations was slower than in prior quarters due to inventory constraints reflective of high-occupancy levels in the travel industry. Total active members increased 5% to 1.8 million.

        Operating Income Before Amortization and operating income increased 18% and 25% to $26.6 million and $20.2 million, respectively, due primarily to the higher revenue noted above, and higher gross margins, partially offset by costs associated with its newly launched online travel and lifestyle membership club. Vacations confirmed online were 22% during 2005, compared with 20% in the prior year.

  For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

        Vacations grew revenues by 6% to $208.9 million, driven by increased membership revenue, higher average fees and increased confirmed vacations as compared to the prior year. Operating Income Before Amortization and operating income grew by 22% and 30%, respectively, due to the factors described above.

  Personals

  For the three months ended September 30, 2005 compared to the three months ended September 30, 2004

        Revenue grew 33% to $66.0 million, reflecting a 19% increase in paid subscribers to 1.2 million and an increase in the average revenue per paid subscriber due to higher package prices implemented in early 2005. International subscribers grew 13% over the prior year period driven by expansion in several markets, most notably in Scandinavia and Latin America.

        Operating Income Before Amortization increased 271% to $16.6 million due to the increased revenue noted above, partially offset by higher customer acquisition costs relating primarily to the company's offline marketing campaign and start-up costs in connection with Chemistry.com, a newly launched premium relationship service. Results in the prior year period were impacted by charges related to the elimination of non-core businesses.

        The increase in operating income of 472% to $15.8 million reflects an increase in Operating Income Before Amortization described above and a $0.9 million decrease in amortization of intangibles which resulted from certain intangibles becoming fully amortized in 2004 and early 2005.

  For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

        Revenue grew 23% to $181.3 million, primarily driven by the factors described above as well as expansion in France and Spain. Operating Income Before Amortization increased 60% to $32.5 million in 2005 as a result of increased revenue, partially offset by higher customer acquisition costs relating primarily to the company's off-line marketing campaign noted above. Negatively impacting the 2004 results were charges related to the elimination of certain non-core business lines.

        The increase in operating income of 121% to $29.7 million reflects an increase in Operating Income Before Amortization described above and a $3.5 million decrease in amortization of intangibles which resulted from certain intangibles becoming fully amortized in 2004 and early 2005 and a $0.6 million decrease in non-cash distribution and marketing expense.

Corporate and Other

  For the three months ended September 30, 2005 compared to the three months ended September 30, 2004

        Corporate operating expenses for the third quarter of 2005 were $110.4 million compared with $35.5 million for the same period in 2004, of which $83.8 million and $12.7 million relate to amortization of non-cash compensation in 2005 and 2004, respectively. The increase in amortization of non-cash compensation was principally due to a $67.0 million charge related to the treatment of vested stock options in connection with the Spin-Off. To a lesser degree, amortization of non-cash compensation expense increased due to expense related to unvested stock options and restricted stock assumed in the Ask Jeeves and Cornerstone Brands acquisitions. These increases were partially offset by a reduction in amortization of non-cash compensation expense of $5.5 million due to the cumulative effect of a change in the Company's estimate related to the number of stock-based awards that are expected to vest. Amortization of non-cash compensation related to equity awards assumed in acquisitions is recorded over the remaining vesting period of the equity awards and therefore will decline over time as the awards vest. In addition, Corporate operating expenses include $2.1 million related to transaction expenses incurred in 2005 associated with the Spin-Off.

  For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

        Corporate operating expenses in 2005 were $213.3 million compared with $115.9 million in 2004, of which $112.3 million and $45.2 million relate to amortization of non-cash compensation in 2005 and 2004, respectively. Amortization of non-cash compensation increased principally due to the factors described above in the three month discussion. In addition, Corporate operating expenses include $16.1 million related to transaction expenses incurred in 2005 associated with the Spin-Off.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        All IAC common stock share information has been adjusted to reflect IAC's one-for-two reverse stock split in August 2005.

        As of September 30, 2005, the Company had $1.0 billion of cash and cash equivalents and restricted cash and cash equivalents and $2.1 billion of marketable securities on hand, including $224.7 million in funds representing amounts equal to the face value of tickets sold by Ticketing on behalf of its clients.

        Net cash (used in) provided by operating activities was approximately ($452.2) million in 2005 and $345.4 million in 2004. Cash used in operations in 2005 was negatively impacted by higher cash tax payments made, including $652.8 million related to the VUE gain, increases related to loans available for sale at LendingTree Loans which were not included in the prior year period and higher uses of working capital, including higher inventory. Partially offsetting these declines were higher earnings and increased contribution to working capital from Ticketing client cash of $78.7 million in 2005 compared with $38.6 million in 2004, primarily due to timing of settlements with venues. There tends to be a seasonal element to the inventory balances for the Retailing sector and the Discounts segment as inventory tends to be higher in the third quarter in anticipation of the fourth quarter selling season. At September 30, 2005, inventory, net of reserves, increased $187.7 million to $428.6 million from $240.9 million at December 31, 2004 due in part to the acquisition of Cornerstone Brands, which contributed $118.0 million of the increase, as well as increases at HSN U.S., Discounts and HSE-Germany. The increases in inventory at HSN U.S. and HSE-Germany relate primarily to increased merchandise purchases as well as lower than anticipated sales during the year. The total net cash tax payments impacting operating cash flows were $754.2 million in 2005 compared with $48.6 million in 2004.

        Cash provided by investing activities in 2005 of $1.6 billion resulted from the proceeds generated from the sale of IAC's common and preferred interests in VUE of $1.9 billion, net proceeds of $381.1 million generated from the sale of marketable securities and proceeds from the sale of EUVÍA of $183.0 million. Partially offsetting these amounts were acquisitions, net of cash acquired, of $682.8 million and capital expenditures of $175.7 million. Cash acquisitions in 2005 primarily relate to Cornerstone Brands. Cash used in investing activities in 2004 of $806.2 million relates primarily to net purchases of marketable securities of $541.1 million, acquisitions, net of cash acquired, of $172.4 million and capital expenditures of $120.5 million. Cash acquisitions in 2004 primarily relate to ServiceMagic.

        Cash used in financing activities in 2005 of $1.8 billion was primarily due to the purchase of treasury stock of $1.4 billion and the redemption of IAC's convertible preferred stock of $655.7 million, partially offset by increased borrowings under various warehouse lines of credit of $205.6 million at LendingTree Loans, $80.0 million of borrowings under the Liberty Bond program (see below) and proceeds from the issuance of common stock pursuant to stock option exercises of $80.7 million. Cash used in financing activities in 2004 of $345.6 million was primarily due to the purchase of treasury stock of $429.5 million partially offset by proceeds from the issuance of common stock pursuant to stock option exercises of $94.1 million.

        As of September 30, 2005, the Company has $1.8 billion in short and long-term obligations, of which $817.3 million, consisting primarily of $360.8 million of 1998 Senior Notes due November 15, 2005 and various warehouse lines of credit, are classified as current. The warehouse lines of credit are used by LendingTree Loans to fund mortgage and home equity loans that are held for sale. Interest rates under these lines of credit fall within a range of 30-day LIBOR plus 75-100 basis points in the ordinary course of business, but may exceed this range under certain circumstances. Under the terms of these lines of credit, LendingTree Loans is required to maintain various financial and other covenants. The balance of these warehouse lines of credit at September 30, 2005 was $405.1 million. IAC anticipates that the repayment of the 1998 Senior Notes on November 15, 2005 will come from current cash balances. Repayments of the warehouse lines of credit will come from the sale of loans held for sale by LendingTree Loans.

        On July 19, 2005, as part of the Ask Jeeves acquisition, IAC guaranteed $115.0 million par value of Ask Jeeves' Zero Coupon Convertible Subordinated Notes due June 1, 2008. In addition, in connection with the financing of the construction of IAC's corporate headquarters, on August 31, 2005, the New York City Industrial Development Agency (the "Agency") issued $80 million in aggregate principal amount of New York City Industrial Development Agency Liberty Bonds (IAC/InterActiveCorp Project), Series 2005 (the "Liberty Bonds"). The Liberty Bonds pay interest at a rate of 5% per annum, payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2006, and mature on September 1, 2035. IAC is obligated to make all principal, interest and other payments in respect of the Liberty Bonds pursuant to certain security and payment arrangements between IAC and the Agency, which arrangements were entered into in connection with the closing of the Liberty Bond issuance. Liberty Bonds proceeds may only be used for certain expenditures relating to the construction of IAC's corporate headquarters and may not be used for general corporate purposes. The convertible notes and the Liberty Bonds are classified as long-term obligations on the accompanying balance sheet at September 30, 2005.

        In November 2004, IAC announced that its Board of Directors authorized the repurchase of up to 40 million shares of IAC common stock. This authorization was in addition to the 11.4 million shares IAC had remaining under the two repurchase authorizations announced in March 2003 and November 2003, which initially covered a total of 40 million shares. Pursuant to the Board's previous authorizations, during the nine months ended September 30, 2005, IAC purchased 36.3 million shares of IAC common stock for aggregate consideration of $1.4 billion. Further, IAC repurchased an additional 10.8 million shares from October 1, 2005 through November 8, 2005 for aggregate consideration of $279.4 million. At November 8, 2005, IAC had 4.4 million shares remaining in its authorizations. Going forward, IAC may purchase shares on an opportunistic basis over an indefinite period of time, on the open market or through private transactions, depending on those factors IAC deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        On June 7, 2005 IAC completed a transaction with NBC Universal in which it sold its interests in VUE. After paying applicable taxes on the transaction, IAC expects to net approximately $1.0 billion in cash. As part of the consideration in this transaction, IAC received 28.3 million IAC shares into treasury valued at $1.4 billion.

        IAC anticipates that it will need to invest in the development and expansion of its overall operations. The Company may make a number of acquisitions, which could result in the reduction of its cash balance or the incurrence of debt. Furthermore, future capital expenditures are expected to be higher than current amounts over the next several years.

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

Non-Cash Expenses That Are Excluded From Our Non-GAAP Measure

        Amortization of non-cash compensation expense consists of restricted stock and options expense, which includes the expense related to modifications of options in connection with the spin-off of Expedia, unvested options assumed by IAC in its acquisitions and expense associated with grants of restricted stock units for compensation purposes. These expenses are not paid in cash and we include the related shares in our fully diluted shares outstanding.

        Amortization of non-cash distribution and marketing expense consists mainly of the non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created. The non-cash advertising from Universal is available for television advertising primarily on the USA and Sci Fi cable channels without any cash cost. Ticketmaster and Match.com also recognized non-cash distribution and marketing expense related to barter arrangements, which expired in March 2004, for distribution secured from third parties, whereby advertising was provided by Ticketmaster and Match.com to a third party in return for distribution over the third party's network.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        The following table is a reconciliation of Operating Income Before Amortization to operating income and net earnings available to common shareholders for the three months and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Operating Income Before Amortization	$156,268	$76,880	$391,865	$255,788
Amortization of non-cash distribution and marketing expense	—	—	—	(1,301)
Amortization of non-cash compensation expense	(84,775)	(13,495)	(113,778)	(47,761)
Amortization of intangibles	(50,176)	(46,605)	(133,933)	(142,636)

Operating income	21,317	16,780	144,154	64,090
Interest income	20,062	45,847	115,075	134,437
Interest expense	(11,108)	(20,456)	(51,718)	(59,083)
Gain on sale of VUE	—	—	523,487	—
Equity in income of VUE	—	607	21,960	11,293
Equity in income (losses) of unconsolidated affiliates and other	14,263	(1,354)	33,753	13,475
Income tax expense	(7,635)	(6,215)	(311,652)	(53,609)
Minority interest in income of consolidated subsidiaries	(527)	(672)	(1,951)	(1,685)
Gain on sale of EUVÍA, net of tax	—	—	79,648	—
Income from discontinued operations, net of tax	33,117	58,204	210,327	98,546
Preferred dividends	(1,412)	(3,263)	(7,938)	(9,789)

Net earnings available to common shareholders	$68,077	$89,478	$755,145	$197,675

RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the three months ended September 30, 2005:
	Operating Income Before Amortization	Amortization of non-cash items	Operating income (loss)
Retailing:
U.S.	$56.7	$(15.6)	$41.1
International	(2.8)	(0.3)	(3.1)

Total Retailing	54.0	(16.0)	38.0
Services:
Ticketing	49.9	(7.1)	42.8
Lending	30.6	(5.3)	25.3
Real Estate	(2.4)	(3.0)	(5.4)
Teleservices	4.4	—	4.4
Home Services	3.5	(0.9)	2.6

Total Services	86.0	(16.3)	69.6
Media & Advertising	9.3	(10.1)	(0.9)
Membership & Subscriptions:
Vacations	26.6	(6.3)	20.2
Personals	16.6	(0.9)	15.8
Discounts	(7.1)	(1.6)	(8.6)

Total Membership & Subscriptions	36.1	(8.7)	27.4
Emerging Businesses	(2.4)	—	(2.4)
Corporate and other	(26.6)	(83.8)	(110.4)

Total	$156.3	$(135.0)	$21.3

Other income, net			23.2

Earnings from continuing operations before income taxes and minority interest			44.5
Income tax expense			(7.6)
Minority interest in income of consolidated subsidiaries			(0.5)

Earnings from continuing operations			36.4
Income from discontinued operations, net of tax			33.1

Earnings before preferred dividends			69.5
Preferred dividends			(1.4)

Net earnings available to common shareholders			$68.1

	For the three months ended September 30, 2004:
	Operating Income Before Amortization	Amortization of non-cash items	Operating income (loss)
Retailing:
U.S.	$43.1	$(13.2)	$29.9
International	(2.9)	(0.3)	(3.3)

Total Retailing	40.2	(13.6)	26.6
Services:
Ticketing	32.4	(7.2)	25.2
Lending	7.7	(5.1)	2.6
Real Estate	(1.2)	(1.6)	(2.8)
Teleservices	5.9	—	5.9
Home Services	0.2	—	0.2

Total Services	45.1	(14.0)	31.1
Media & Advertising	(2.4)	(9.8)	(12.1)
Membership & Subscriptions:
Vacations	22.5	(6.3)	16.2
Personals	4.5	(1.7)	2.8
Discounts	(10.3)	(1.9)	(12.1)

Total Membership & Subscriptions	16.7	(9.9)	6.8
Emerging Businesses	—	(0.2)	(0.2)
Corporate and other	(22.8)	(12.7)	(35.5)

Total	$76.9	$(60.1)	$16.8

Other income, net			24.6

Earnings from continuing operations before income taxes and minority interest			41.4
Income tax expense			(6.2)
Minority interest in income of consolidated subsidiaries			(0.7)

Earnings from continuing operations			34.5
Income from discontinued operations, net of tax			58.2

Earnings before preferred dividends			92.7
Preferred dividends			(3.3)

Net earnings available to common shareholders			$89.5

	For the nine months ended September 30, 2005:
	Operating Income Before Amortization	Amortization of non-cash items	Operating income (loss)
Retailing:
U.S.	$172.2	$(44.4)	$127.8
International	(0.2)	(1.0)	(1.2)

Total Retailing	172.0	(45.3)	126.6
Services:
Ticketing	159.6	(21.4)	138.1
Lending	66.7	(20.1)	46.6
Real Estate	(13.8)	(10.1)	(23.9)
Teleservices	11.0	—	11.0
Home Services	9.1	(1.4)	7.8

Total Services	232.6	(53.0)	179.6
Media & Advertising	10.2	(10.2)	0.0
Membership & Subscriptions:
Vacations	85.5	(18.9)	66.6
Personals	32.5	(2.8)	29.7
Discounts	(31.7)	(4.8)	(36.6)

Total Membership & Subscriptions	86.2	(26.5)	59.7
Emerging Businesses	(8.3)	(0.2)	(8.5)
Corporate and other	(100.9)	(112.3)	(213.3)

Total	$391.9	$(247.7)	$144.2

Other income, net			642.6

Earnings from continuing operations before income taxes and minority interest			786.7
Income tax expense			(311.7)
Minority interest in income of consolidated subsidiaries			(2.0)

Earnings from continuing operations			473.1
Gain on sale of EUVÍA, net of tax			79.6
Income from discontinued operations, net of tax			210.3

Earnings before preferred dividends			763.1
Preferred dividends			(7.9)

Net earnings available to common shareholders			$755.1

	For the nine months ended September 30, 2004:
	Operating Income Before Amortization	Amortization of non-cash items	Operating income (loss)
Retailing:
U.S.	$126.3	$(39.7)	$86.6
International	(1.3)	(1.0)	(2.3)

Total Retailing	125.0	(40.7)	84.3
Services:
Ticketing	126.0	(19.6)	106.4
Lending	18.6	(15.3)	3.3
Real Estate	(3.4)	(4.8)	(8.2)
Teleservices	13.3	—	13.3
Home Services	0.2	—	0.2

Total Services	154.7	(39.8)	114.9
Media & Advertising	(11.4)	(33.6)	(45.0)
Membership & Subscriptions:
Vacations	70.1	(18.9)	51.2
Personals	20.4	(7.0)	13.4
Discounts	(30.5)	(6.1)	(36.6)

Total Membership & Subscriptions	60.0	(32.0)	28.0
Emerging Businesses	(1.8)	(0.5)	(2.2)
Corporate and other	(70.8)	(45.2)	(115.9)

Total	$255.8	$(191.7)	$64.1

Other income, net			100.1

Earnings from continuing operations before income taxes and minority interest			164.2
Income tax expense			(53.6)
Minority interest in income of consolidated subsidiaries			(1.7)

Earnings from continuing operations			108.9
Income from discontinued operations, net of tax			98.5

Earnings before preferred dividends			207.5
Preferred dividends			(9.8)

Net earnings available to common shareholders			$197.7

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

  •
  changes to IAC's ability to commit resources to develop or acquire new technologies, including new features and functions for the websites of its various businesses, which may be necessary to maintain or grow its businesses;

  •
  future regulatory and legislative actions and conditions affecting IAC, including:

  •
  the promulgation of new, and/or the amendment of existing, laws, rules and regulations applicable to IAC and its businesses; and

  •
  changes in the application or interpretation of existing laws, rules and regulations in the case of IAC and its businesses. In each case, laws, rules and regulations include, among others, those relating to sales, use, value-added and other taxes, software programs consumer protection and privacy, intellectual property, the Internet and e-commerce;

  •
  consumer acceptance of new products and services offered by IAC's businesses;

  •
  weaknesses in the concert, special event and sporting event environments;

  •
  general declines in U.S. housing prices or activities in the U.S. housing market;

  •
  interest rate changes;

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

  •
  the successful integration of acquired businesses, including:

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

  •
  third party claims alleging infringement of intellectual property rights by IAC and its businesses, which could result in the expenditure of significant financial and managerial resources, injunctions or the imposition of damages, as well as the need to enter into formal licensing or other similar arrangements with such third parties, which may or may not be available on favorable terms (if at all); and

  •
  natural disasters, acts of terrorism, war or political instability.

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

        Based on the Company's total debt investment securities as of September 30, 2005, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt securities by approximately $28.8 million. Such potential increase or decrease are based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $1.0 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

        At September 30, 2005, the Company's outstanding debt approximated $1.8 billion, a majority of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps, to hedge some of this interest rate exposure. The Company's intent is to offset gains and losses resulting from this exposure with losses and gains on the derivative contracts used to hedge it, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. The Company's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. During 2004 and 2003, the Company entered into interest rate swap agreements related to a portion of the 2002 Senior Notes, which allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on the LIBOR. As of September 30, 2005, of the $750 million notional amount outstanding under the 2002 Senior Notes, the interest rate is fixed on $400 million at 7% and floating on $350 million, with the rate based on a spread over 6-month LIBOR. In July 2005, the Company unwound swap agreements with a notional amount of $50 million and during 2004 the Company unwound swap agreements with a notional amount of $250 million and $100 million for nominal gains, all of which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at September 30, 2005 resulted in an unrealized loss of $5.3 million.

        The majority of the Company's outstanding fixed-rate debt relates to the $750 million outstanding under the 2002 Senior Notes, the $360.8 million outstanding under the 1998 Senior Notes and the $80 million outstanding under the New York City Industrial Development Agency Liberty Bonds (IAC/InterActiveCorp Project) Series 2005. Excluding the $350 million under the 2002 Senior Notes which currently pays a variable interest rate as a result of the outstanding swap agreements noted above, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $36.8 million. Such potential increase or decrease are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. If the LIBOR rates were to increase (decrease) by 100 basis points, then the annual interest payments on the $350 million of variable-rate debt would have increased (decreased) by $3.5 million. Such potential increase or decrease are based on certain simplifying assumptions, including a constant level and rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

        LendingTree Loans is exposed to interest rate risk for loans it originates until those loans are sold in the secondary market ("loans held for sale") and as a party to interest rate lock commitments ("IRLCs") to fund mortgage loans at interest rates previously agreed upon with the borrower for specified periods of time.

        LendingTree Loans hedges the changes in fair value of the loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are designated as fair value hedges. For loans held for sale that are hedged with forward delivery contracts, the carrying value of the loans held for sale and the derivatives are adjusted for the change in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative and the loss or gain of the hedged item attributed to the hedged risk are recognized in the accompanying statement of operations as a component of revenue and are offsetting. If it is determined that the hedging relationship is not highly effective, hedge accounting is discontinued. When hedge accounting is discontinued, the affected loans held for sale are no longer adjusted for the changes in fair value, however, the changes in fair value of the derivative instruments are recognized in current earnings as a component of revenue. For the three and nine months ended September 30, 2005, the Company recognized a less than $0.1 million loss and $1.2 million loss, respectively, related to hedge ineffectiveness and $1.3 million and $0.7 million in gains, respectively, related to changes in the fair value of derivative instruments when hedge accounting was discontinued.

        IRLCs are derivative instruments and, therefore, are required to be recorded at fair value, with changes in fair value reflected in current period earnings. To manage the interest rate risk associated with the IRLCs the Company uses derivative instruments, including mortgage forward delivery contracts. These instruments do not qualify for hedge accounting. The changes in fair value of these instruments for the three and nine months ended September 30, 2005 resulted in net gains of $2.8 million and $0.9 million, respectively, which have been recognized as a component of revenue in the accompanying statement of operations.

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

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. Foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in the statements of operations and are offsetting. The change in fair value of this foreign exchange forward contract at September 30, 2005 resulted in an unrealized loss of $6.2 million.

  Equity Price Risk

        The Company has a minimal investment in equity securities of publicly traded companies. These investments, as of September 30, 2005, were considered available-for-sale and included in long-term assets with the unrealized gain deferred as a component of shareholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

        In connection with the Spin-Off, derivative liabilities were created due to IAC's obligation to deliver shares of both IAC and Expedia common stock upon conversion of the Ask Jeeves subordinated convertible notes and exercise of certain IAC warrants. Derivative assets were also created due to Expedia's contractual obligation to deliver shares of Expedia common stock to IAC upon conversion by the holders of the Ask Jeeves subordinated convertible notes and upon exercise of the warrants. Both the derivative liabilities and derivative assets are marked to market each quarter, and the changes in fair values, which are based upon changes in both IAC and Expedia common stock, are recognized in current earnings as a component of other income (expense).

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

Securities Class Action Litigation against IAC

        This litigation, In re IAC/InterActiveCorp Securities Litigation, pending in the United States District Court for the Southern District of New York and arising out of the Company's August 4, 2004 announcement of its earnings for the second quarter of 2004, is described in detail on pages 29-30 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The consolidated amended complaint, filed on May 20, 2005, generally alleges that the value of the Company's stock was artificially inflated by pre-announcement statements about its financial results and forecasts that were false and misleading due to the defendants' alleged failure to disclose various problems faced by the Company's travel businesses. The plaintiffs seek to represent a class of shareholders who purchased IAC common stock between March 31, 2003 and August 3, 2004. The defendants are IAC and fourteen current or former officers or directors of the Company or its former Expedia travel business. The complaint purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, as well as Sections 11 and 15 of the Securities Act of 1933, and seeks damages in an unspecified amount.

        The two related shareholder derivative actions (Garber and Butler) have been consolidated with the securities class action for pre-trial purposes. The consolidated shareholder derivative complaint, filed on July 5, 2005 against IAC (as a nominal defendant) and sixteen current or former officers or directors of the Company or its former Expedia travel business, is based upon factual allegations similar to those in the securities class action and purports to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violation of Section 14(a) of the Exchange Act, and contribution and indemnification. The complaint seeks an order voiding the election of the Company's current Board of Directors, as well as damages in an unspecified amount, various forms of equitable relief, restitution, and disgorgement of remuneration received by the individual defendants from the Company.

        On September 15, 2005, IAC and the other defendants filed motions to dismiss both the securities class action and the shareholder derivative suits. The plaintiffs' responses to the motions are scheduled to be filed by November 15, 2005.

        The Company believes that the claims in the class action and the derivative suits lack merit and will continue to defend vigorously against them.

Consumer Class Action Litigation against Ticketmaster

        Illinois.    On November 22, 2002, a purported class action was filed in Illinois state court, challenging Ticketmaster's charges to customers for UPS ticket delivery. See Mitchell B. Zaveduk, Individually and as the Representative of a Class of Similarly Situated Persons v. Ticketmaster et al., No. 02 CH 21148 (Circuit Court, Cook County). The lawsuit alleges in essence that it is unlawful for Ticketmaster not to disclose that the fee it charges to customers to have their tickets delivered by UPS contains a profit component. The complaint asserted claims for violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and for unjust enrichment and sought restitution to the purported class of the difference between what Ticketmaster charged for UPS delivery and what it paid UPS for that service.

        On May 20, 2003, the court granted Ticketmaster's motion to dismiss the common-law claim for unjust enrichment but declined to dismiss the claim under the Illinois statute. On July 7, 2004, the plaintiff filed an amended complaint, adding claims for breach of contract and for violation of the California Consumers' Legal Remedies Act and Section 17200 of the California Business and Professions Code. On August 13, 2004, the court granted Ticketmaster's motion to dismiss the claim under the California Consumers' Legal Remedies Act. On October 28, 2004, the court granted Ticketmaster's motion to dismiss the claim for breach of contract but declined again to dismiss the claim under the Illinois statute. On June 16, 2005, the court denied Ticketmaster's motion for summary judgment on the remaining Illinois and California statutory claims. Discovery in the case has been stayed.

        California.    On October 21, 2003, a purported representative action was filed in California state court, challenging Ticketmaster's charges to online customers for UPS ticket delivery. See Curt Schlesinger et al. v. Ticketmaster, No. BC304565 (Superior Court, Los Angeles County). Similar to the Illinois case, this lawsuit alleges in essence that it is unlawful for Ticketmaster not to disclose on its website that the fee it charges to online customers to have their tickets delivered by UPS contains a profit component. The complaint asserted a claim for violation of Section 17200 of the California Business and Professions Code and, like the Illinois case, sought restitution or disgorgement of the difference between the total UPS-delivery fees charged by Ticketmaster in connection with online ticket sales and the amount it paid to UPS for that service.

        On January 9, 2004, the court denied Ticketmaster's motion to stay the case in favor of the earlier-filed Illinois case. On December 31, 2004, the court denied Ticketmaster's motion for summary judgment. On April 1, 2005, the court denied the plaintiffs' motion for leave to amend their complaint to include UPS-delivery fees charged in connection with ticket orders placed by telephone. Citing Proposition 64, a recently approved California ballot initiative that outlawed so-called "representative" actions brought on behalf of the general public, the court ruled that since the named plaintiffs did not order their tickets by telephone, they lacked standing to assert a claim based on telephone ticket sales. The plaintiffs were granted leave to file an amended complaint that would survive application of Proposition 64.

        On August 31, 2005, the plaintiffs filed an amended class-action and representative-action complaint alleging (i) as before, that Ticketmaster's website disclosures in respect of its charges for UPS ticket delivery violate Section 17200 of the California Business and Professions Code, and (ii) for the first time, that Ticketmaster's website disclosures in respect of its ticket order-processing fees constitute false advertising in violation of Section 17500 of the California Business and Professions Code. On this latter claim, the amended complaint seeks restitution or disgorgement of the entire amount of order-processing fees charged by Ticketmaster during the applicable statute-of-limitations period.

        On September 1, 2005, in light of the newly pleaded claim based upon order-processing fees, Ticketmaster removed the case to federal court pursuant to the recently enacted federal Class Action

Fairness Act. See Curt Schlesinger et al. v. Ticketmaster, No. CV-05-6515 (U.S. District Court, Central District of California. On October 3, 2005, the plaintiffs filed a motion to remand the case to state court, which Ticketmaster has opposed. This motion was argued on November 7, 2005, and remains pending.

        The Company believes that the claims in both the Illinois and the California lawsuits lack merit and will continue to defend vigorously against them.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its Common Stock during the quarter ended September 30, 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)(4)
July 2005	—	—	—	25,032,954
August 2005	—	—	—	25,032,954
September 2005	9,870,600	$25.10	9,870,600	15,162,354

Total	9,870,600	$25.10	9,870,600	15,162,354

(1)
Reflects the weighted average price paid per share of IAC Common Stock.

(2)
Reflects repurchases made pursuant to repurchase authorizations previously announced in November 2004.

(3)
Represents shares that may yet be purchased pursuant to the November 2004 repurchase authorization, as adjusted to give effect to the reverse stock split completed on August 9, 2005. Repurchases pursuant to this authorization may be made on an opportunistic basis over an indefinite period of time, on the open market or through private transactions, depending on those factors that IAC deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

(4)
During the period from October 1, 2005 through November 8, 2005, IAC purchased approximately 10.8 million shares of IAC Common Stock at a weighted average price per share of $25.87. See "Part I—Item 2—Management's Discussion of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources."

Item 4.    Submission of Matters to a Vote of Security Holders

Annual Meeting

        On July 19, 2005, the Company's annual meeting of stockholders (the "Annual Meeting") was held. Stockholders present in person or by proxy, representing 537,023,990 shares of IAC Common Stock (entitled to one vote per share), 64,629,996 shares of IAC Class B Common Stock (entitled to ten votes per share) and 13,114,586 shares of IAC Preferred Stock (entitled to two votes per share), voted on the following matters:

        1.     Election of Directors—the stockholders elected the following ten directors of the Company, three of whom were elected by holders of IAC Common Stock only, and seven of whom were elected by holders of IAC Common Stock, IAC Class B Common Stock and IAC Preferred Stock, voting together as a single class, each to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. In each case, the affirmative vote of a plurality of the total number of votes cast was required to elect each director. Stockholders eligible to vote voted as follows:

        Holders of IAC Common Stock, voting as a separate class:

	Number of Votes Cast in Favor	Number of Votes Cast Against or For Which Authority Was Withheld
Donald R. Keough	533,060,987	3,963,003
Bryan Lourd	532,662,186	4,361,804
Gen. H. Norman Schwarzkopf	533,287,026	3,736,964

        Holders of IAC Common Stock, IAC Class B Common Stock and IAC Preferred Stock, voting together as a single class:

	Number of Votes Cast in Favor	Number of Votes Cast Against or For Which Authority Was Withheld
Edgar Bronfman, Jr.	1,205,550,216	4,002,906
Barry Diller	1,177,878,108	31,675,014
Victor A. Kaufman	1,177,905,762	31,647,360
Marie-Josée Kravis	1,205,774,435	3,778,687
Steven Rattner	1,205,955,933	3,597,189
Alan G. Spoon	1,205,962,007	3,591,115
Diane Von Furstenberg	1,175,942,878	33,610,244

        2.     The Spin-Off Proposal—the stockholders approved amendments to IAC's Certificate of Incorporation that would effect the spin-off of Expedia, Inc. (the "Spin-Off"). The affirmative vote of (i) the holders of a majority of the outstanding shares of IAC Common Stock, voting as a separate class, (ii) the holders of a majority of the outstanding shares of IAC Class B Common Stock, voting as a separate class, (iii) a majority of the voting power represented by all outstanding shares of IAC Common Stock, Class B Common Stock and Preferred Stock, voting together as a single class and (iv) a majority of the shares of IAC Common Stock actually voting, excluding shares owned or controlled by IAC management, was required to approve the Spin-Off Proposal. Stockholders eligible to vote voted as follows:

        Holders of a majority of the outstanding shares of IAC Common Stock, voting as a separate class:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining	Number of Broker No Votes
491,541,057	545,549	189,130	44,748,254

        Holders of a majority of the outstanding shares of IAC Class B Common Stock, voting as a separate class:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining	Number of Broker No Votes
646,299,960	—	—	—

        A majority of the voting power represented by all outstanding shares of IAC Common Stock, Class B Common Stock and Preferred Stock, voting together as a single class:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining	Number of Broker No Votes
1,163,784,081	548,125	189,206	45,031,710

        A majority of the shares of IAC Common Stock actually voting, excluding shares owned or controlled by IAC management:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining
358,772,827	545,549	189,130

        3.     The Reverse Stock Split Proposal—the stockholders approved amendments to IAC's Certificate of Incorporation to effect a one-for-two reverse stock split of IAC Common Stock and Class B Common Stock. The affirmative vote of a majority of the voting power represented by all outstanding shares of IAC Common Stock, Class B Common Stock and Preferred Stock, voting together as a single class, was required to approve the Reverse Stock Split Proposal, which was conditioned upon the completion of the Spin-Off. Stockholders eligible to vote voted as follows:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining	Number of Broker No Votes
1,148,639,075	1,801,096	14,081,241	45,031,710

        4.     The Corporate Opportunity Proposal—the stockholders approved the addition of new provisions to IAC's Certificate of Incorporation that generally provide that no IAC officer or director who is also an Expedia officer or director will be liable for breach of fiduciary duty because such individual directs a corporate opportunity to Expedia instead of IAC or does not communicate information regarding a corporate opportunity to IAC that the officer or director has directed to Expedia. The affirmative vote of a majority of the voting power represented by all outstanding shares of IAC Common Stock, Class B Common Stock and Preferred Stock, voting together as a single class, was required to approve the Corporate Opportunity Proposal, which was conditioned upon the completion of the Spin-Off. Stockholders eligible to vote voted as follows:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining	Number of Broker No Votes
1,160,975,333	3,044,431	501,648	45,031,710

        5.     The Director Removal Proposal—the stockholders approved an amendment to IAC's Certificate of Incorporation that deleted the provision regarding removal of directors so that IAC's Bylaws will govern director removal procedures under Delaware law. The affirmative vote of (i) the holders of a majority of the outstanding shares of IAC Common Stock, voting as a separate class, (ii) the holders of a majority of the outstanding shares of IAC Class B Common Stock, voting as a separate class and (iii) a majority of the voting power represented by all outstanding shares of IAC Common Stock, Class B Common Stock and Preferred Stock, voting together as a single class, was required to approve the Director Removal Proposal. Stockholders eligible to vote voted as follows:

        Holders of a majority of the outstanding shares of IAC Common Stock, voting as a separate class:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining	Number of Broker No Votes
473,615,551	2,355,835	16,304,350	44,748,254

        Holders of a majority of the outstanding shares of IAC Class B Common Stock, voting as a separate class:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining	Number of Broker No Votes
646,299,960	—	—	—

        A majority of the voting power represented by all outstanding shares of IAC Common Stock, Class B Common Stock and Preferred Stock, voting together as a single class:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining	Number of Broker No Votes
1,145,859,867	2,357,195	16,304,350	45,031,710

        6.     The 2005 Stock and Annual Incentive Plan Proposal—The stockholders approved the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan. The affirmative vote of a majority of the total voting power of those shares of IAC Common Stock, Class B Common Stock and Preferred Stock present in person or represented by proxy at the Annual Meeting, voting together as a single class, was required to approve the 2005 Stock and Annual Incentive Plan Proposal. Stockholders eligible to vote voted as follows:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining	Number of Broker No Votes
1,109,095,884	55,003,991	421,537	45,031,710

        7.     The Auditor Ratification Proposal—the holders of IAC Common Stock, IAC Class B Common Stock and IAC Preferred Stock, voting as a single class, also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ended December 31, 2005. The affirmative vote of a majority of the total voting power of those shares of IAC Common Stock, Class B Common Stock and Preferred Stock present in person or represented by proxy at the Annual Meeting, voting together as a single class, was required to approve the Auditor Ratification Proposal. Those shareholders eligible to vote voted as follows:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining
1,194,678,395	14,642,204	232,523

Item 6.    Exhibits

Exhibit No.		Description	Location
2.1	†	Separation Agreement, dated as of August 9, 2005, between IAC/InterActiveCorp and Expedia, Inc.
3.1		Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to IAC's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2		Certificate of Designations of Series B Cumulative Convertible Preferred Stock of IAC/InterActiveCorp.	Exhibit 3.2 to IAC's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.3		Amended and Restated ByLaws of IAC/InterActiveCorp.	Exhibit 99.1 to IAC's Current Report on Form 8-K, filed on September 20, 2002.

4.1
		Second Supplemental Indenture (relating to the Zero Coupon Subordinated Convertible Notes of Ask Jeeves, Inc.), dated as of August 9, 2005, by and among IAC/InterActiveCorp, Ask Jeeves, Inc. and the Bank of New York Trust Company, N.A., as Trustee.	Exhibit 4.4 to IAC's Current Report on Form 8-K, filed on September 22, 2005.
4.2
In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments relating to long-term obligations of the Company have been omitted but will be furnished to the Commission upon request.
10.1	†	Amended and Restated Governance Agreement, among IAC/InterActiveCorp, Liberty Media Corporation and Barry Diller, dated as of August 9, 2005.
10.2	†	Amended and Restated Stockholders Agreement between Liberty Media Corporation and Barry Diller, dated as of August 9, 2005.
10.3	†	Tax Sharing Agreement between IAC/InterActiveCorp and Expedia, Inc., dated as of August 9, 2005.
10.4	*†	Employee Matters Agreement between IAC/InterActiveCorp and Expedia, Inc., dated as of August 9, 2005.
10.5	†	Transition Services Agreement between IAC/InterActiveCorp and Expedia, Inc., dated as of August 9, 2005.
10.7	*†	Form of Restricted Stock Unit Agreement for the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan
10.8	*†	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005.
10.9	*†	Amendment No. 1, dated as of June 6, 2005, to Agreement dated as of February 5, 2004, between Victor Kaufman and IAC/InterActiveCorp.
31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
*
Reflects management contracts and management and director compensatory arrangements.

†
Filed herewith.

††
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2005	IAC/INTERACTIVECORP
	By:	/s/ BARRY DILLER Barry Diller Chairman and Chief Executive Officer
Signature	Title	Date

/s/ BARRY DILLER Barry Diller	Chairman of the Board, Chief Executive Officer and Director	November 9, 2005
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	November 9, 2005
/s/ MICHAEL H. SCHWERDTMAN Michael H. Schwerdtman	Senior Vice President and Controller (Chief Accounting Officer)	November 9, 2005

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURES