Form 10-K
period 2005-12-31
IAC/INTERACTIVECORP
filed 2006-03-13
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on March 13, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

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
Common Stock, $.001 par value
Warrants to Acquire One-half of a Share of Common Stock
Warrants to Acquire 0.969375 of a Share of Common Stock

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐.

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of February 3, 2006, the following shares of the Registrant's Common Stock were outstanding:

Common Stock, including 144,659 shares of restricted stock	294,691,637
Class B Common Stock	25,599,998

Total	320,291,635

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2005 was $10,856,207,116. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

Documents Incorporated By Reference:

        Portions of the Registrant's proxy statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I

Item 1. Business

OVERVIEW

IAC Brands and Businesses

        IAC operates leading and diversified businesses in sectors being transformed by the internet, online and offline... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC operates a diversified portfolio of specialized and global brands in the following sectors:

  •
  Retailing, which includes the U.S. and International reporting segments;

  •
  Services, which includes the Ticketing, Lending, Real Estate, Teleservices and Home Services reporting segments;

  •
  Media & Advertising; and

  •
  Membership & Subscriptions, which includes the Vacations, Personals and Discounts reporting segments.

        IAC enables billions of dollars of consumer-direct transactions and advertising for products and services via interactive distribution channels. All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

        For information regarding the results of operations of these sectors and segments, as well as their respective contributions to IAC's consolidated results of operations, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 36 and "Item 8—Consolidated Financial Statements and Supplementary Data" beginning on page 74.

History

        Since its inception, IAC has transformed itself from a hybrid media/electronic retailing company into an interactive commerce company. IAC was incorporated in July 1986 in Delaware under the name Silver King Broadcasting Company, Inc., as a subsidiary of Home Shopping Network, Inc. On December 28, 1992, Home Shopping Network distributed the capital stock of Silver King to its stockholders. In December 1996, the Company completed mergers with Savoy Pictures Entertainment, Inc. and Home Shopping Network, with Savoy and Home Shopping Network becoming subsidiaries of Silver King. In connection with these mergers, the Company changed its name to HSN, Inc.

        The Company acquired a controlling interest in Ticketmaster Group, Inc. in 1997 (and the remaining interest in 1998). In 1998, upon the purchase of USA Networks and Studios USA from Universal Studios, Inc., the Company was renamed USA Networks, Inc. From 1999 through 2001, the Company acquired Hotel Reservations Network (later renamed Hotels.com), Match.com and other smaller e-commerce companies. In 2001, the Company sold USA Broadcasting to Univision Communications, Inc.

        In February 2002, the Company acquired a controlling stake in Expedia.com. In May 2002, after contributing its entertainment assets to Vivendi Universal Entertainment LLLP, or VUE, a joint venture then controlled by Vivendi, the Company changed its name to USA Interactive. In

September 2002, the Company acquired Interval International. In 2003, the Company acquired the minority interests in its formerly public subsidiaries, Expedia.com, Hotels.com and Ticketmaster, and acquired a number of other companies, including Entertainment Publications, Inc., LendingTree and Hotwire. The Company changed its name to InterActiveCorp in June 2003 and to IAC/InterActiveCorp in July 2004.

        Prior to the commencement of trading on August 9, 2005, IAC completed the separation of its travel businesses into an independent public company. In this report, we refer to this transaction as the "Spin-Off" and to the new company that holds the travel and travel-related businesses formerly held by IAC as "Expedia." Immediately prior to the Spin-Off, IAC effected a one-for-two reverse stock split. The following transactions were also completed during 2005:

  •
  on July 19, 2005, IAC completed the acquisition of Ask Jeeves, Inc., or Ask, a leading provider of world-class information retrieval technologies, brands and services that are available to consumers across a range of platforms, including destination websites, downloadable search-based applications and portals. Ask is reported in our Media & Advertising sector and reporting segment. Ask recently changed its corporate name to IAC Search & Media, Inc., which change will have no impact on its various brand names;

  •
  on June 7, 2005, IAC completed a transaction with NBC Universal, in which IAC sold its common and preferred interests in VUE; and

  •
  on April 1, 2005, IAC completed its acquisition of Cornerstone Brands, a portfolio of leading print catalogs and online retailing sites that sell home products and leisure and casual apparel. Cornerstone Brands is reported in the U.S. segment of our Retailing sector.

        For additional information concerning some of these transactions, as well as certain other transactions completed during the fiscal years ended December 31, 2003 and 2004, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Consolidated Financial Statements and Supplementary Data—Note 3."

EQUITY OWNERSHIP AND VOTING CONTROL

        As of February 3, 2006, Liberty Media Corporation, through companies owned by Liberty and companies owned jointly by Liberty and Barry Diller, Chairman and CEO of IAC, owned approximately 14.8% of IAC's outstanding common stock and 100% of IAC's outstanding Class B common stock. Assuming conversion of all of the outstanding shares of Class B common stock to common stock, as of February 3, 2006, Liberty would have owned approximately 21.6% of IAC's outstanding Common Stock.

        Subject to the terms of an amended and restated stockholders agreement, dated as of August 9, 2005, between Liberty and Mr. Diller, Mr. Diller has an irrevocable proxy to vote shares of IAC common stock and IAC Class B common stock held by Liberty. Accordingly, Mr. Diller is effectively able to control the outcome of all matters submitted to a vote or for the consent of IAC's stockholders (other than with respect to the election by the holders of IAC common stock of 25% of the members of IAC's Board of Directors and matters as to which Delaware law requires a separate class vote). In addition, pursuant to an amended and restated governance agreement, dated as of August 9, 2005, among IAC, Liberty and Mr. Diller, each of Mr. Diller and Liberty generally has the right to consent to limited matters in the event that IAC's ratio of total debt to EBITDA (as defined in the amended and restated governance agreement) equals or exceeds four to one over a continuous 12-month period.

        As of February 3, 2006, Mr. Diller (through companies owned jointly by Liberty and Mr. Diller, his own holdings and holdings of Liberty, over which Mr. Diller generally has voting control pursuant to the amended and restated stockholders agreement) controlled approximately 55.4% of the outstanding total voting power of IAC. As of February 3, 2006, there were 294,691,637 shares of IAC common stock and 25,599,998 shares of IAC Class B common stock outstanding. Total voting power is based on one vote for each share of IAC common stock and ten votes for each share of Class B common stock.

DESCRIPTION OF BUSINESS

Retailing

  Retailing U.S.

        Overview.    Retailing U.S. markets and sells a wide range of third party and private label merchandise directly to consumers through television home shopping programming, which consists of the HSN and America's Store television networks; catalog services, which consist primarily of the Cornerstone Brands portfolio of leading print catalogs; and websites, which consist primarily of HSN.com and branded websites operated by Cornerstone Brands. HSN operates the HSN and America's Store television networks and HSN.com, and Cornerstone Brands operates its portfolio of leading print catalogs and related websites, as well as a limited number of retail outlets. IAC acquired Cornerstone Brands in April 2005.

        Merchandise.    HSN features over 25,000 consumer products, including jewelry, computers and electronics, home fashions, cookware and kitchen aids and health, beauty and fitness products, among others. Featured products include exclusive, third party-branded products, as well as HSN-branded products.

        Cornerstone Brands merchandise consists primarily of home furnishings, products and accessories, and casual and leisure apparel, with the nature and mix of products varying by brand. In the case of Frontgate, Ballard Designs, Garnet Hill and The Territory Ahead, featured products include exclusive, third party-branded products, as well as proprietary products that carry Cornerstone Brand labels, and in the case of Smith+Noble and TravelSmith, featured products consist exclusively of proprietary products that carry Cornerstone Brand labels.

        Frontgate features premium, high quality bed, bath and kitchen accessories, as well as outdoor, patio, garden and pool furnishings and accessories. Ballard Designs features European-inspired bed, bath, dining and office furnishings and accessories, as well as rugs, shelving and architectural accents for the home. Garnet Hill offers bed and bath furnishings and soft goods, as well as apparel and accessories for women and children, and Smith+Noble offers custom home furnishings and window treatments. The Territory Ahead offers casual apparel for men and women and TravelSmith offers travel wear for men and women and related accessories.

        HSN and Cornerstone Brands purchase merchandise made to their respective specifications, as well as merchandise from name brand vendors and other third party lines, typically under certain exclusive rights, and, in the case of HSN, some overstock inventories from wholesalers. The mix and source of merchandise generally depends upon a variety of factors, including price and availability. While HSN and Cornerstone Brands generally do not enter into long-term supply arrangements with any of their respective vendors, given that there are generally a variety of sources of supply available for most merchandise, some Cornerstone Brands businesses have entered into long-term arrangements with certain vendors in the case of custom merchandise.

        HSN and Cornerstone Brands provide customers with a number of convenient options in connection with the purchase, payment and shipping of merchandise, which vary by product. In the case of HSN, these options include the AutoShip program, pursuant to which customers can arrange to have purchases automatically sent and billed to them on a regularly scheduled basis, and the Flexpay option, which allows customers to pay for merchandise in 2-6 interest free payments. In the case of certain Cornerstone Brands businesses, these options include the Bill Me Later program for merchandise with a value of $250 or more, pursuant to which customers are not required to make (but may make) any payments for the 90-day period following the relevant purchase. Customers who do not pay for merchandise in full following the expiration of the 90-day period are billed finance charges from the date of purchase. Standard and express shipping options are available and customers may generally return most merchandise (within 30 days of receipt in the case of HSN merchandise) for a full refund or exchange, subject in some cases to restocking fees and exceptions for custom merchandise in the case of Cornerstone Brands merchandise.

  Television Programming

  •
  Overview.    The HSN and America's Store television networks both broadcast live, customer interactive electronic retail sales programming 24 hours a day, seven days a week. This programming is intended to promote sales and customer loyalty through a combination of product quality, price and value, coupled with product information and entertainment. Programming on the HSN and America's Store television networks is divided into separately televised segments, each of which has a host who presents and conveys information regarding the featured product, sometimes with the assistance of a representative from the product vendor. The HSN television network also broadcasts nationwide infomercial campaigns for select products, which it produces and manages, on pay television networks on a limited basis from time to time.

  •
  Reach.    HSN produces live programming for the HSN and America's Store television networks in its studios in St. Petersburg, Florida. HSN distributes its programming by means of satellite uplink facilities, which it owns and operates, to two satellite transponders leased by HSN on a full-time basis through May 2019 and November 2019.

    As of December 31, 2004 and 2005, the HSN television network reached approximately 85.5 million and 89.0 million of the approximately 109.6 million and 110.2 million homes in the United States with a television set, respectively. Television households reached by the HSN television network as of December 31, 2004 and 2005 primarily include approximately 62.6 million and 64.1 million households capable of receiving cable and/or broadcast transmissions and approximately 22.6 million and 24.7 million direct broadcast satellite system, or DBS, households, respectively.

    As of December 31, 2004 and 2005, the America's Store television network reached approximately 13.0 and 14.2 million DBS households and approximately 6.2 million and 6.8 million cable television households, of which approximately 4.3 million and 4.4 million were distributed on a digital tier, respectively. Of the total number of cable television households that received the America's Store television network as of December 31, 2004 and 2005, approximately 6.0 and 6.4 million, respectively, also received the HSN television network.

  •
  Pay Television Distribution.    HSN has entered into multi-year distribution and affiliation agreements with cable television and DBS operators, collectively referred to in this report as pay television operators, in the United States to carry the HSN and/or America's Store television networks, as well as to promote one or both networks by carrying related commercials and distributing related marketing materials to their respective subscriber bases. In exchange for this carriage and related promotional and other efforts, including commitments to deliver pre-determined numbers of subscribers over specified time periods, HSN generally pays these pay television operators a commission, based on a percentage of the net merchandise sales to their subscriber bases. In some cases, pay television operators receive additional compensation in the form of advertising insertion time on the HSN and/or America's Store television networks, commission guarantees and/or distribution payments in exchange for their commitments to deliver subscribers. Distribution and affiliation agreements with major pay television operators expire from time to time and agreements with certain major pay television operators are scheduled to expire over the course of 2006. See "Item 1A—Risk Factors—Third Party Relationships—Retailing—Retailing U.S."

  •
  Broadcast Television Distribution.    As of December 31, 2005, HSN also had affiliation agreements with 1 full-time, full power television station, 16 part-time, full power television stations and 96 low power television stations for carriage of the HSN and/or America's Store television networks with terms ranging from several weeks to several years. In exchange for this carriage, HSN pays broadcast television stations hourly or monthly fixed rates. IAC owns 27 of the 96 low power television stations that carry the HSN and/or America's Store networks on a full-time basis.

        Catalog Services.    Catalog services consist primarily of the Cornerstone Brands portfolio of leading print and certain other catalogs. For a description of the merchandise featured in each of these catalogs, see "—Merchandise." Cornerstone Brand catalog presentations generally incorporate on-site photography and real-life settings, coupled with related editorial content describing the merchandise and depicting situations in which it may be used. Cornerstone Brand catalogs are designed and produced in house, which enables each individual brand to control the production process and reduces the amount of lead time required to produce a given catalog. Cornerstone Brands negotiates contracts for paper and printing services for all of its brands, which generally reduces catalog-related costs for each individual brand.

        Catalog services also include three HSN-branded consumer catalogs operated and managed as part of Cornerstone Brands, which feature thousands of home, yard and automotive products. New editions of full-color Cornerstone Brands' and HSN-branded catalogs are mailed to customers several (generally six to ten) times each year, with a total annual circulation in 2005 of approximately 336 million catalogs (including Cornerstone Brands' catalogs circulated since April 2005). The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new merchandise, marketing campaigns and promotions and inventory levels, among other factors.

        Online Distribution.    HSN operates HSN.com, a transactional e-commerce site that serves as another storefront for merchandise featured on the HSN and/or America's Store television networks, as well as a significant amount of additional inventory available only through HSN.com. Cornerstone Brands operates Frontgate.com, BallardDesigns.com, GarnetHill.com, SmithandNoble.com, TheTerritoryAhead.com and TravelSmith.com, which serve as other storefronts for merchandise featured in the corresponding print catalogs, and certain other websites.

        These websites provide consumers with additional content to support and enhance HSN television programming or the corresponding print catalog, as applicable. For example, HSN.com provides users with an online program guide, a 24-hour product review through which they can find and view products previously featured on the HSN television network, live streaming video of the HSN television network and additional information about HSN show hosts and guest personalities. Additional content provided by Cornerstone Brands websites, which differs across the various websites, includes decorating tips and measuring and installation information, a feature that allows consumers to browse the corresponding catalog on line and online design centers, gift registries and travel centers.

        Consumers can also track the status of their online orders through these websites, confirm information regarding shipping and, in some cases, confirm the availability of inventory and establish and manage personal accounts. Consumers may communicate directly with customer service via e-mail or by telephone, with call center representatives available seven days a week. Websites owned and operated by Retailing U.S. generated approximately 23.2% of U.S. demand, excluding liquidations and services, in 2005 (including Cornerstone Brands websites since April 2005).

        Competition.    The television networks, catalogs and websites that comprise Retailing U.S. operate in a highly competitive environment. These businesses are in direct competition for consumers with traditional offline and online retailers, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers. The HSN and America's Store television networks compete with, and HSN expects to face increasing competition from, other companies that market merchandise by means of live television. In addition, the HSN and America's Store television networks compete for access to customers and audience share with other conventional forms of entertainment and content. The price and availability of programming for pay television systems affect the availability of distribution for programming produced by HSN and the compensation that must be paid to pay television operators for related carriage and competition for channel capacity and placement continues to increase. See "Item 1A—Risk Factors—Adverse Events and Trends—Retailing" Principal competitive factors for the businesses that comprise Retailing U.S. include selection of goods, customer service, reliability of fulfillment and delivery services, brand recognition, convenience and accessibility and price and, in the case of websites, quality of search tools and system reliability.

  Retailing International

        Overview.    As of December 31, 2005, Retailing International consisted of HSE-Germany, which operates a German-language television home shopping business that is broadcast 24 hours a day, seven days a week, in Germany, Austria and Switzerland, as well as minority interests in home shopping businesses in Japan and China. Retailing International also included a 48.6% interest in EUVÍA, a German limited partnership that operates two television broadcasting businesses in Germany, through the date of the sale by IAC of its interest in EUVÍA in June 2005.

        HSE-Germany.    As of December 31, 2005, Retailing International owned 100% of HSE-Germany. Retailing International acquired the remaining 10% interest in HSE-Germany that it did not already own in February 2005. As of December 31, 2005, HSE-Germany had approximately 19.9 million cable and 14.7 million satellite subscribers in Germany, approximately 943,000 cable and 1.6 million satellite subscribers in Austria and approximately 1.3 million cable and 300,000 satellite subscribers in Switzerland. In addition to its television home shopping business, HSE-Germany generates sales on its website.

        HSE-Germany enters into affiliation agreements with local cable operators in each of Germany, Austria and Switzerland, as well as with one principal DBS operator for carriage in all of these countries, which agreements expire from time to time. HSE-Germany must also negotiate with German state media authorities for broadcast rights. See "Item 1A—Risk Factors—Compliance."

        Other.    Retailing International also includes minority ownership interests in television shopping ventures in Japan and China. Retailing International has a 30% minority stake in Jupiter Shop Channel Co. Ltd., a venture based in Tokyo, Japan, which broadcasts televised shopping 24 hours a day, with the substantial majority of this time devoted to live broadcasts. Retailing International also has a 21% minority stake in TVSN Asia Pacific Holdings Ltd., which owns a television shopping business broadcasting in Mandarin Chinese from facilities in Shanghai, People's Republic of China.

        Competition.    HSE-Germany and the Japanese and Chinese television shopping businesses in which IAC holds minority interests compete with traditional retailers, direct marketing and other electronic retailers, some of which offer 24-hour electronic retailing programming and/or use infomercials and a small amount of live programming.

Services

  Ticketing

        Overview.    Ticketing consists primarily of Ticketmaster, a leading provider of online and offline ticketing services. Ticketmaster and its affiliated brands and businesses provide online and offline ticketing services through Ticketmaster-owned and affiliated websites, call centers and independent retail outlets, serving many of the foremost venues, entertainment facilities, promoters and professional sports franchises in the United States and abroad, including Australia, Canada, Denmark, Finland, Germany, Ireland, the Netherlands, New Zealand, Norway, Sweden and the United Kingdom. Ticketmaster is also a party to a joint venture with a third party to provide ticket distribution services in Mexico and licenses its technology in Mexico and other Latin American countries. Ticketmaster seeks to further expand its ticketing operations into territories outside of the United States. Ticketing also includes ReserveAmerica, a leading provider of campground reservation services and software to United States federal and state agencies.

        Ticketmaster also seeks to expand its ticket distribution capabilities through the continued development of its website, www.ticketmaster.com, and related domestic and international websites, which are designed to promote ticket sales for live events and disseminate event information. Ticketmaster's primary ticketing website, www.ticketmaster.com, is a leading online ticketing service that enables consumers to purchase tickets over the internet for live music, sports, arts and family entertainment events presented by Ticketmaster's clients. Consumers can access www.ticketmaster.com directly, or from the websites of Ticketmaster's affiliates, including IAC affiliated businesses, and through numerous direct links from banners and event profiles hosted by approved third party websites. In addition, www.ticketmaster.com and related international websites provide local information and original content regarding live events for Ticketmaster clients throughout the United States and abroad. In 2005, a majority of the tickets sold by Ticketmaster were sold online and Ticketmaster expects that this will continue to be the case in the future. Ticketmaster continues to develop and introduce new initiatives to help its clients sell more tickets, such as auctions, fan clubs and ticket exchanges.

        Ticketmaster System.    Ticketmaster believes that its core proprietary operating system and software, generally referred to as the Ticketmaster System, as well as its extensive distribution capabilities, provide its clients with a number of benefits, including the ability to reach a wider audience of potential ticket purchasers as well as to handle complex ticketing transactions and sell large volumes of tickets more quickly, efficiently and reliably than would be possible if tickets were sold independently. In addition, the Tickemaster System makes it possible for clients to continuously adapt to emerging and changing trends in the live entertainment industry in a more efficient and cost-effective manner than they could do on their own. The Ticketmaster System, which includes both hardware and software, is typically located in one of the multiple data centers managed by Ticketmaster staff. The entire Ticketmaster distribution network, including the Ticketmaster System, provides a single, centralized inventory control and management system capable of tracking total ticket inventory for all events, whether sales are made on a season, subscription, group or individual ticket basis. The hardware and software required for the use of the Ticketmaster System is installed in clients' facility box offices, call centers and remote sales outlets. The versatility of the Ticketmaster System allows it to be customized to satisfy a full range of client requirements. In areas of Europe outside of the United Kingdom and Ireland, Ticketmaster's operating businesses generally use localized versions of Ticketmaster's proprietary operating system and software, or their own separate, local operating systems and software, all of which are also proprietary to Ticketmaster.

        Client Relationships.    Ticketmaster generally enters into written agreements with its clients pursuant to which it agrees to license the Ticketmaster System and related systems to clients, and to serve as the clients' exclusive ticket sales agent for sales of individual tickets sold to the general public outside of facility box offices, including any tickets sold at remote sales outlets, over the internet, by phone and at independent retail locations, for specified multi-year periods. Pursuant to an agreement with a facility, Ticketmaster generally is granted the right to sell tickets for all events presented at that facility for which tickets are available to the general public, and as part of such arrangement, Ticketmaster installs the necessary ticketing equipment in the facility's box office. An agreement with a promoter generally grants Ticketmaster the right to sell tickets for all events presented by that promoter at any facility for which tickets are publicly available, unless the facility is covered by an exclusive agreement with another automated ticketing service company. Small allotments of tickets for events are generally reserved for sale through fan or other similar clubs and/or other standard industry practices and exceptions.

        Ticketmaster generally does not buy tickets from its clients for resale to the public and typically assumes no financial risk for unsold tickets. All ticket prices are determined by Ticketmaster's clients or by consumers (e.g., in an auction of tickets available on the Ticketmaster System). Ticketmaster's clients also generally determine the scheduling of when tickets go on sale to the public and what tickets will be available for sale through Ticketmaster. Facilities and promoters, for example, often handle group sales and season tickets in-house and certain tickets may be sold through fan or other similar clubs. Ticketmaster only sells a portion of its clients' tickets, the amount of which varies from client to client and varies as to any single client from year to year.

        Revenues.    Ticketing revenue is generated primarily from convenience charges and order processing fees received by Ticketmaster for each ticket sold by Ticketmaster on behalf of its clients. These charges are negotiated and included in Ticketmaster's contracts with its clients. Pursuant to its contracts with clients, Ticketmaster is granted the right to collect from ticket purchasers a per ticket convenience charge on all tickets sold through www.ticketmaster.com, by telephone and through retail sales outlets and other media. There is an additional per order "order processing" fee on all ticket orders sold by Ticketmaster, other than at retail sales outlets. Generally, the amount of the convenience charge is determined during the contract negotiation process, and typically varies based upon numerous factors, including the services to be rendered to the client, the amount and cost of equipment to be installed at the client's box office and the amount of advertising and/or promotional allowances to be provided, as well as the type of event and whether the ticket is purchased through www.ticketmaster.com, by telephone, through a remote sales outlet or other media. Any deviations from those amounts for any event are negotiated and agreed upon by Ticketmaster and its client prior to the commencement of ticket sales. Generally, the agreement between Ticketmaster and a client will also establish the amounts and frequency of any increases in the convenience charge and order processing fees during the term of the agreement. In many cases, clients participate in the convenience charges and/or order processing fees paid by ticket purchasers for tickets bought through Ticketmaster for their events. The amount of such participation, if any, is determined by negotiation between Ticketmaster and the client. In some cases, maximum charges on tickets are established and regulated by state and local law. See "Item 1A—Risk Factors—Changing Laws, Rules and Regulations."

        Competition.    Ticketmaster's ticketing business faces competition in the United States and abroad from other national, regional and local ticketing service companies and entertainment organizations with ticketing distribution capabilities, as well as from clients and aggregations of clients, such as major league sports leagues, which increasingly have the capability to fulfill ticketing distribution and management functions through their own systems. Not all facilities, promoters and other potential clients use the services of an automated ticketing company, choosing instead to distribute their tickets through their own internal box offices or other distribution channels. In addition, Ticketmaster faces competition in the secondary market from ticket brokers and other resellers, as the advent of the internet has enabled these parties to increase their distribution capabilities.

        Other companies compete with Ticketmaster by selling stand-alone automated ticketing systems to enable facilities to do their own ticketing. Several of Ticketmaster's competitors have operations in multiple locations, while others compete principally in one specific geographic location. Ticketmaster experiences substantial competition for potential client accounts and renewals of contracts on a regular basis. See "Item 1A—Risk Factors—Third Party Relationships—Services—Ticketing." Ticketmaster competes on the basis of products and services provided, capability of its ticketing system and distribution network, reliability and price.

        As an alternative to purchasing tickets through Ticketmaster, ticket purchasers generally may purchase tickets from the facility's box office at which an event will be held or by season, subscription or group sales directly from the venue or promoter of the event. Although Ticketmaster's clients may process sales of these tickets through the Ticketmaster System, Ticketmaster generally derives no convenience charge or other processing revenue from the ticket purchasers with respect to those ticket purchases.

  Lending

        Overview.    Lending consists of businesses that offer lending and lending-related products and services through online exchanges that connect consumers and service providers in the lending industry, other Lending-owned and affiliated websites and the telephone.

        Services offered through Lending's online exchanges primarily encompass home mortgages (in connection with refinancings and purchases) and home equity loans, as well many other consumer credit categories, including automobile loans and personal loans and credit cards. Consumers seeking loan products through an exchange channel generally begin the process by completing a simple request, known as a qualification form, online or over the telephone. After the qualification form has been completed, Lending's online exchanges automatically retrieve the consumer credit information and compare this information to the underwriting criteria of participating lenders. Qualified consumers can receive multiple conditional loan offers, generally up to five, from participating lenders or LendingTree Loans (as described below) in response to a single request and then compare, review and accept the offer that best suits their needs.

        Through Lending's online exchanges, participating lenders can generate new business that meets their specific underwriting criteria, generally at a lower cost of acquisition than through traditional marketing channels. Due to the volume and diversity of consumer leads generated by Lending's online exchanges, IAC believes that these exchanges will continue to deliver value to participating lenders as a cost-effective distribution channel.

        Lending's businesses also originate, process, approve and fund various residential real estate loans under two brand names, LendingTree Loans and Home Loan Center, which brand names are collectively referred to in this report as "LendingTree Loans." For these purposes, Lending maintains staffs of loan officers in California and, to a lesser extent, North Carolina, and is able to provide a broad range of real estate loan products to consumers in all 50 states, including conforming and non-conforming loans, prime and sub-prime loans, adjustable loans and fixed rate loans. A portion of the consumer leads generated by Lending's online exchanges are closed in the name of LendingTree

Loans. Consumer leads are also sourced, to a lesser extent, from a variety of channels, including online lead aggregators (other than Lending's online exchanges) and direct mail campaigns. When the Lending business closes loans in its own name to consumers through the exchange, it offers those consumers a choice among various loan alternatives based on different wholesale offers made to us by the secondary investors who purchase the loans we close, thus maintaining the choice element inherent in the LendingTree model.

        Lending's businesses fund and close loans using proceeds from borrowings under available warehouse lines of credit. Substantially all of the loans funded are sold to investors in the secondary market on a servicing released basis, generally within 30 days of funding, with the proceeds from such sales being used to repay borrowings under the warehouse lines of credit. See "Item 1A—Risk Factors—Adverse Events and Trends—Lending and Real Estate" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources."

        Services available through Lending's businesses are subject to extensive regulation by various federal, state and in some instances, local, governmental authorities. See "Item 1A—Risk Factors—Compliance."

        Revenues.    Revenues from Lending's online exchanges principally represent transmission fees and closed-loan fees paid by lenders that received a transmitted loan request or, in certain cases, closed a loan for a consumer that originated through one of LendingTree's websites or affiliates. Since a given qualification form can be transmitted to more than one participating lender, multiple transmission fees are generated from the same qualification form. Revenues from direct lending are derived primarily from the sale, and to a lesser extent,the origination of loans.

        Competition.    Lending's businesses compete with traditional offline lending institutions and financial service companies, as well as with local mortgage brokers. Lending's businesses also compete with online lenders (including traditional offline lending institutions that have developed their own stand-alone online lending channels) that originate the bulk of their loans through their own websites or the telephone. These companies typically operate branded websites and attract consumers via online banner ads, key word placement on search engines, partnering with affiliates and business development arrangements with other properties, including major portals.

  Real Estate

        Overview.    Real Estate primarily consists of RealEstate.com, an online network that connects consumers with real estate agents and brokerages around the country, as well as iNest, an online provider of real estate services in the case of newly constructed homes. Consumers interested in working with a real estate professional in connection with the purchase or sale of an existing or newly-constructed home can access online real estate-related services offered by Real Estate's businesses and complete a simple form. In the case of consumers looking to be matched with a real estate broker or agent, upon completion of the form the consumer will be provided with a choice of local real estate professionals from a nationwide network. Upon selection of a real estate professional, the consumer's information will be forwarded to the real estate professional via web-based technology. In the case of consumers looking to find newly-constructed homes, iNest provides consumers with a coupon that is presented to their new homebuilder, registering iNest as the real estate broker of record. In all cases, if the consumer and the real estate professional agree to work together, the remainder of the transaction is completed locally and in certain cases, the consumer may be eligible for rebates and promotional incentives.

        Real Estate earns revenue from subscription and cooperative brokerage fees paid by real estate professionals participating on its exchange. Real Estate generates revenues from cooperative brokerage fees when the transmission of consumer information to the real estate professional results in the purchase or sale of a home, upon the transmission of consumer information to a participating real estate professional or in advance for the right to receive leads on a recurring basis over pre-determined time periods. In the case of consumers that have used the services of iNest to find a newly constructed home, Real Estate earns a commission when the consumer closes a transaction with the builder.

        Services available through Real Estate's businesses are subject to extensive regulation by various federal, state and in some instances, local, governmental authorities. See "Item 1A—Risk Factors—Compliance."

        In addition to services described above, Real Estate provides the following services and content through www.RealEstate.com and affiliated websites:

  •
  Free Home Price Checks: an automated valuation tool that allows consumers to estimate the value of properties and be more informed about homes that they are interested in buying or selling;

  •
  Real Estate Listings: pictures and listings of homes for sale, which reduces the amount of time that consumers need to spend with real estate agents in searching for properties that meet their requirements; and

  •
  HouseWatch: an automated e-mail notification service regarding new home listings as they come on the market.

        Competition.    Real Estate's businesses compete with traditional offline real estate companies, as well as websites that provide online real estate referral services for a fee and websites that offer real estate broker lists without related services and customer support.

  Teleservices

        Overview.    Teleservices consists of PRC, LLC, a leading provider of contact center outsourcing services, managing customer relationships for brand-focused corporations through its global network of centers. PRC uses its industry-specific business process expertise and enabling technologies to support the brand experience and customer relationship management strategies of its clients. The company is organized into two operating units: Business-to-Consumer solutions and Business-to-Business solutions. PRC's clients include large, multi-national companies in a wide variety of industries, as well as IAC affiliates.

        PRC's Business-to-Consumer unit interacts directly with the customers of its various clients to solicit customer information requested by its clients. Consumer interactions include product inquiries, customer support, product sales, customer acquisition, loyalty programs and other customer initiated requests. PRC's Business-to-Business unit works with clients to create and implement strategies to acquire and retain customers, as well as develop and support related sales and marketing efforts.

        PRC's primary source of revenue is the customer care activities conducted by its Business-to-Consumer unit, with the majority of these revenues derived from inbound customer care services, which consists of longer-term customer care and customer service programs that tend to be more predictable than other revenues in the contact center outsourcing industry. PRC works closely with its clients and their advisors to develop scripts used by PRC personnel in making customer contacts and to comply with any state qualification and/or licensing requirements for eligibility to perform services for clients. PRC generally requires its clients to indemnify PRC against claims and expenses arising out of their respective customer service activities conducted through PRC.

        Competition.    The customer care industry is very competitive and highly fragmented. PRC's competitors range in size from very small firms offering specialized applications and short-term projects to large independent, international firms, including technology and consulting firms. PRC's competitors also include the in-house operations of many of it existing and potential clients, which operations comprise the largest segment of the customer care industry.

  Home Services

        Overview.    Home Services consists primarily of ServiceMagic, a leading online marketplace that connects consumers with pre-screened, customer-rated home service professionals by way of its various patent-pending, proprietary technologies. When consumers submit a home service request through the ServiceMagic marketplace, ServiceMagic matches them with home service professionals from its network of pre-screened, customer-rated home service professionals. ServiceMagic's home service professionals collectively provide coverage for a wide variety of different home service categories, ranging from simple home repairs and maintenance to complete home remodeling projects.

        ServiceMagic also offers its patent-pending Exact Match service, which creates a one-to-one connection between consumers and member businesses. With Exact Match, ServiceMagic optimizes the placement of the member web pages within the search results of local search engines and online directories. Exact Match provides a way for home service professionals to get broad internet exposure without having to pay huge up-front fees, build and maintain complex web sites or become internet marketing or search engine experts.

        ServiceMagic earns revenue primarily from fees paid to ServiceMagic by member businesses for consumer leads, regardless of whether the member business that received the lead ultimately provides the requested service, as well as from one time fees charged to member businesses upon their enrollment in the ServiceMagic network.

        Competition.    ServiceMagic currently competes with other home service-related lead generation services, as well as with internet directories and local advertising, including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories.

Media & Advertising

        Overview.    Media & Advertising consists of IAC Search & Media, formerly known as Ask Jeeves, Inc., a provider of information search and related services, and Citysearch, a network of local city guide websites. IAC Search & Media:

  •
  provides information search services to computer users through Ask-Global, which consists of Ask.com and other proprietary websites;

  •
  provides downloadable consumer applications, distributes search boxes and operates content-rich portals through IAC Consumer Applications and Portals; and

  •
  provides advertising services through IAC Advertising Solutions.

        Ask-Global.    Search services are offered through www.ask.com and other Ask destination search websites, as well as through consumer applications, including toolbars and search boxes, and portals. See "—IAC Consumer Applications and Portals." Search services fall into two main categories, destination search services and convenience search services. Destination searches occur when an internet user navigates directly to an Ask destination search website to submit his or her search query directly to that particular website. Convenience searches, by contrast, occur when search queries are submitted through any search box made available to the user, for example, through a search box located within a previously downloaded consumer application, as opposed to directly accessing an Ask destination search website.

        Ask's primary destination search websites are accessible in the U.S., the U.K. and Spain through www.ask.com, and in Japan through www.ask.jp (a joint venture). Ask has recently launched beta sites in Germany, France, Italy and the Netherlands, each of which is accessible through www.ask.com in the applicable country. These websites utilize proprietary algorithmic search technology to generate search results. Ask-Global seeks to differentiate these websites from other search engines in a number of ways, including by offering the following features:

  •
  Advanced Results Ranking—in addition to ranking a relevant page based on how many other sites link to it, Ask's search engine technology ranks a relevant page based on whether other sites linking to it are themselves respected within the pertinent subject-matter community;

  •
  Related Topics—Ask's search engine technology presents users with a list of related topic suggestions in addition to a list of websites likely to offer relevant and authoritative content;

  •
  MyStuff—a personalized search service for saving, sharing and organizing search results;

  •
  Binoculars Preview Tool—a tool that allows users to preview search results and related websites by simply mousing over the binoculars icon within their search results (other than paid listings); and

  •
  Smart Answers—in addition to a list of websites likely to offer relevant and authoritative content, Ask in the U.S. and the U.K. display "Smart Search" results in response to many popular query topics, including local business listings and reviews, movies, weather and maps, among others. The Smart Search function delivers the information the user is seeking right on the results page.

        IAC Consumer Applications and Portals.    The IAC Consumer Applications and Portals business offers several free downloadable applications that include search functionality, such as FunWebProducts, which are applications with features that are designed to make online activities more personal, interesting and fun. These features include Smiley Central, which allows users to add emoticons to e-mails and instant messages, and Popular Screensavers, which allows users to display their own images or videos as screensavers.

        IAC Consumer Applications and Portals offers other branded search toolbars, including the MyWebSearch and MySearch toolbars. These toolbars enable users to run search queries from any website using one of several popular search algorithms, including those of Ask destination search websites. Many of these toolbars offer additional benefits, such as pop-up blocking and quick access to personalized portal content. These toolbars can be downloaded from Ask websites and installed free of charge, with the MyWebSearch toolbar being promoted by distribution through the FunWebProducts described above. In addition, distribution arrangements are in place with several third parties to bundle the MySearch toolbar with their downloadable applications, in which cases related revenues are generally shared (net of amounts retained by paid listing providers) with these third parties.

        Distribution agreements are also entered into with third parties and IAC affiliated companies to permit or require these parties to add an Ask-powered search box to their websites or applications. Search boxes make these websites or applications more attractive to their users and are relatively simple to implement, as users who enter search queries are taken to a results page serviced and controlled by Ask. Related revenues are generally shared (net of amounts retained by paid listing providers) with third party websites and application providers, with flat fees paid in some cases.

        This business also operates the following content-rich portals, all of which have search functionality and offer internet services, such as e-mail, portfolio tracking and message boards: www.iWon.com, an entertainment portal with a user loyalty program built around cash and other sweepstakes prizes; www.MyWay.com, a portal that is free from banner, pop-up and rich-media ads; and www.Excite.com, a content-rich portal that aggregates news, sports, weather and entertainment content. Portal content, including news, weather, shopping comparisons and horoscopes, among other content, is generally licensed from third party content providers. In addition, this business offers co-branded portals to third parties, with related revenues generally shared (net of amounts retained by paid listing providers) with such third parties, with flat fees paid in some cases.

        Since January 2006, IAC Consumer Applications and Portals has operated and managed Evite, which offers a free online invitation service and has listings for restaurants, bars and clubs powered by Citysearch. Evite also hosts a live event database through relationships with leading ticketing and event services, including Ticketmaster, and recently redesigned its site to add a number of party planning content, features and tools.

        IAC Advertising Solutions.    IAC Advertising Solutions provides advertisers with the ability to run their online advertisements on IAC Search & Media's proprietary portals, www.iWon.com and www.excite.com, the Evite portal and other IAC properties. IAC Advertising Solutions also offers Ask Sponsored Listings, an online marketing product pursuant to which advertisers may purchase online traffic by bidding for placement in Ask search result pages. IAC Advertising Solutions also includes the MaxOnline advertising network, which provides advertisers with the ability to run their online advertisements across the third party websites participating in this network. Websites participating in the MaxOnline network are classified into 10 subject-groupings or channels (e.g., automotive, business and lifestyle, etc.) and advertisers select one or more channels on which to run their advertisements or designate specific network sites on which their advertisements will appear.

        Some portals, meta-search providers and other third party websites seek to incorporate search results from Ask destination search websites and paid listings (both third party paid listings and Ask Sponsored Listings) into other content on their websites. In these cases, syndication agreements are entered into with these third party websites to deliver, or "syndicate," search results and paid listings to results pages they control. Related revenues are generally shared (net of amounts retained by paid listing providers) with these third party websites, and in some cases, third party publishers may also be charged a fee for algorithmic results.

        Citysearch.    Citysearch is a network of local city guide websites that offer primarily original local content for major cities in the U.S. and abroad. Citysearch city guides provide up-to-date, locally produced information about a given city's arts and entertainment events, bars and restaurants, recreations, community activities and businesses (shopping and professional services), as well as real-estate related and travel information. Citysearch offers local and national advertising. Local advertising is offered through a Pay-For-Performance model, where local businesses pay for the number of consumer connections made. Consumer connections consist of visits to the respective Citysearch profile pages of these businesses or to their own websites through Citysearch, as well as telephone calls. Citysearch city guides also support online local transactions, including hotel reservations and matchmaking, ticketing and travel-related services through affiliations with leading e-commerce websites, some of which are IAC affiliated businesses. These affiliate partners generally pay Citysearch fees (on a per click or revenue sharing basis, as applicable) for consumer leads sent to their respective websites.

        Revenues.    Media & Advertising revenues consist primarily of advertising revenues. Advertising revenues are generated primarily through the display of paid listings in response to destination and convenience searches, as well as from advertisements appearing on IAC Search & Media and third party websites and the syndication of results generated by Ask destination search websites. The substantial majority of advertising revenues are attributable to a paid listing supply agreement with Google, which expires, unless renewed by mutual agreement, on December 31, 2007. See "Item 1A—Risk Factors—Third Party Relationships—Media & Advertising." Citysearch's revenues are generated primarily through the sale of online advertising, both local and national, and to a smaller extent, from transaction fees from affiliate partners. Citysearch also derives revenues from self-enrollment, enhanced listing in search results and targeted e-mail and sponsorship packages.

        Competition.    In its efforts to attract search engine users, syndicate search technologies, distribute downloadable applications and attract partners and advertisers, IAC Search & Media's businesses compete against operators of destination search sites and search-centric portals, search technology and convenience search service providers and online advertising networks. IAC Search & Media believes that its ability to compete effectively with other search engines and portals for web traffic depends upon, among other things, the relevance and authority of its search results, the ease of use of its search services, the quality of its content, the utility of new and existing features on its websites (and the frequency with which users utilize them) and the speed with which it matches others' innovations. Evite competes with a number of online and offline invitation and party planning services, including providers of online greeting cards, web-based invitation services, paper-based invitation services and party planning services, as well as with online and offline social networking services and providers of live event listing information and restaurant, bar and nightlife content.

        The markets for local content, local services and local advertising are highly competitive and diverse. Citysearch's primary competitors include online providers of local content, numerous search engines and other site aggregation companies, as well as media, telecommunications and cable companies, internet service providers and niche competitors that focus on a specific category or geography and compete with specific content offerings provided by Citysearch.

Membership & Subscriptions

  Vacations

        Overview.    Vacations consists of Interval International, or Interval, a leading membership-services company providing timeshare exchange and other value-added programs to its timeshare-owning members and resort developers worldwide. As of December 31, 2005, Interval had established contractual affiliations with over 2,000 resorts located in 76 countries and provided timeshare exchange services to 1.8 million timeshare owners. Interval's revenues are generated primarily from fees paid by members in connection with exchange and rental transactions and membership fees.

        Interval typically enters into multi-year contracts with developers of timeshare resorts, pursuant to which the developers agree to enroll all purchasers of timeshare accommodations at the applicable resort as members of Interval's exchange network on an exclusive basis. In return, Interval provides the timeshare purchasers with the ability to exchange their timeshare accommodations for comparable accommodations at resorts participating in Interval's exchange network.

        Developers generally remit Interval's initial basic membership fee on behalf of their respective timeshare owners for membership periods ranging from one to three years at the time the timeshare interests are sold. Some developers have incorporated Interval's annual membership fee into their annual assessments and these owners' memberships are renewed annually by the developer during the period of the resort's participation in the Interval exchange network. However, in most cases, timeshare owners are responsible for renewing their memberships and paying related fees.

        As an upgrade to its basic membership program, for an additional annual fee, exchange members can participate in the Interval Gold Program, a value-added, membership enhancement program. The Interval Gold Program provides exchange members with year-round benefits and services, such as hotel, dining and leisure discounts, a concierge service and access to special exchange options, including golf, spa and cruise exchanges. As of December 31, 2005, approximately 36% of Interval's timeshare exchange members were enrolled in the Interval Gold Program.

        Interval uses advanced telecommunications systems and technologies to deliver exchange and membership services to its members through call centers and through its website, www.intervalworld.com. Interval also makes travel-related products and services available to its members and others directly and through third party providers, as well as additional services through its website to select exchange members.

        Competition.    Interval faces competition primarily from Resort Condominiums International, LLC, as well as several other companies that perform exchanges on a smaller, often more regional, basis. A number of management companies also compete with Interval by offering exchange opportunities among resorts that they manage as a component of their management services. Also, a wide variety of vacation clubs and large resort developers, some of which participate in Interval's exchange network, are creating and operating their own internal reservation and exchange systems for timeshare owners at their resorts. In addition, because Interval makes available travel services and the rental of timeshare accommodations to its members, Interval faces competition from other suppliers of other travel products and services.

  Personals

        Overview.    Personals consists primarily of Match.com, as well as uDate.com and related brands, all of which offer single adults a private and convenient environment for meeting other singles through their respective websites, as well as through Match.com's affiliated networks. As of December 31, 2005, these brands and their networks serviced approximately 1.2 million paid subscribers, with Match.com operating 30 localized international dating sites in 18 languages. Match.com launched Chemistry.com, a premium relationship service, in the third quarter of 2005, and MindFindBind, a Web-based program that aims to help Match.com subscribers design a dating action plan, in January 2006.

        Match.com provides users with access to other users' personal profiles and also enables a user interested in meeting another user to send e-mail messages to that user through Match.com's doubleblind anonymous e-mail system. E-mail recipients respond depending on their interest in the sender. It is free to post a profile on Match.com and to use any of the searching and matching tools available on the site. Match.com charges a subscription fee to users who wish to initiate, review or respond to e-mails from Match.com subscribers, starting with a single-month term, with discounts for longer term subscriptions.

        Match.com has entered into partnerships and strategic alliances with third parties in order to increase subscriptions in general, as well as to target particular segments of its potential subscriber base and a broader and more diverse online audience. Typically, these partners earn a commission on each customer subscription they sell into the Match.com service. Some, but not all, of the related agreements with third parties contain renewal provisions.

        Competition.    The personals business is very competitive and highly fragmented in the United States and abroad. Primary competitors of the various brands that comprise Personals include numerous online and offline dating and matchmaking services (both free and paid), some of which operate nationwide and some of which operate locally, and the personals sections of newspapers and magazines. In addition to broad-based personals services, the various brands that comprise Personals compete with numerous niche websites and offline personals services that cater to specific demographic groups.

  Discounts

        Overview.    Discounts consists of Entertainment Publications, Inc., or EPI, a leading marketer of coupon books, discounts, merchant promotions and Sally Foster® Gift Wrap. As of December 31, 2005, EPI served approximately 160 major markets and did business with approximately 65,000 local merchants and national retailers representing 230,000 North American locations. EPI's Entertainment® Book contains discount offers from local and national restaurants and hotels, leading national retailers and other merchants specializing in leisure activities. Information regarding updated offerings is available through EPI's website, www.entertainment.com.

        EPI's Entertainment® Book is typically sold in connection with fund-raising events, with a percentage of the sale proceeds from these events retained by schools, community groups and other non-profit organizations. EPI also markets discount membership and packages in published and online formats to consumers via online commerce, direct marketing, corporate and retail channels. EPI also offer discounts via a monthly subscription product, Entertainment Rewards, which provides consumers with online access to print, click-through or code-based discounts at www.entertainmentrewardsclub.com.

        Competition.    EPI currently competes on a national level with other providers of dining and other discounts, and on a local level with a variety of discount programs distributed via traditional fundraising channels. EPI also competes with, and expects to face increasing competition from, companies that use traditional fundraising channels to distribute products other than local discount or coupon books, such as gift wrap, magazines and chocolates, as well as from companies that offer new, non-traditional fundraising options, such as the hosting of fundraising events and related services.

Employees

        As of December 31, 2005, IAC and its subsidiaries employed approximately 28,000 full-time employees across its various businesses. IAC believes that it generally has good employee relationships, including relationships with employees represented by unions or other similar organizations.

Additional Information

        Company Website and Public Filings.    The Company maintains a website at www.iac.com. Neither the information on the Company's website, nor the information on the website of any IAC business, is incorporated by reference in this Annual Report on Form 10-K, or in any other filings with, or in any information furnished or submitted to, the Securities and Exchange Commission, or the SEC.

        The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

        Code of Ethics.    The Company's code of ethics, which applies to all employees, including all executive officers and senior financial officers (including IAC's Chief Financial Officer and IAC's Controller) and directors, is posted on the Company's website at www.iac.com/new_iaccodeofethics.pdf. The code of ethics complies with Item 406 of SEC Regulation S-K and the rules of the Nasdaq National Market. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for IAC's executive officers, directors or senior financial officers, will also be disclosed on IAC's website.

Item 1A. Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This Annual Report on Form 10-K contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC's future financial performance, IAC's business prospects and strategy, anticipated trends and prospects in the various industries in which IAC's businesses operate, new products, services and related strategies and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward looking statements included in this report for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of IAC management as of the date of this report. IAC does not undertake to update these forward-looking statements.

Risk Factors

        You should carefully consider each of the following risks and uncertainties associated with IAC and the ownership of IAC securities. In addition, for more information you should review the specific description of IAC's businesses under the caption "Item 1—Business," "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements and the Notes thereto.

Management—IAC depends on its key personnel.

        The future success of IAC will depend upon the continued contributions of its senior management, particularly Barry Diller, the Chairman and Chief Executive Officer of IAC. If Mr. Diller no longer serves in, or serves in some lesser capacity than, his current role, IAC's business, financial condition and results of operations, as well as the market price of IAC's securities, could be adversely affected. While IAC has established programs to provide incentives for and retain its senior management, IAC cannot assure you that it will be able to retain the services of Mr. Diller, any other member of its senior management or any other key employees in the future. Mr. Diller does not have an employment agreement with IAC, though he owns approximately 5.4 million shares of IAC common stock, and holds options to purchase a substantial number of shares of IAC common stock, 70% of which expire in October 2007.

Control of IAC—Mr. Diller currently controls IAC. If Mr. Diller ceases to control IAC, Liberty Media Corporation may effectively control IAC.

        Subject to the terms of an amended and restated stockholders agreement between Mr. Diller and Liberty, Mr. Diller has an irrevocable proxy to vote shares of IAC common stock and IAC Class B common stock held by Liberty. Accordingly, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of IAC's stockholders (other than with respect to the election by the holders of IAC's common stock of 25% of the members of IAC's Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller's permanent departure from IAC, the irrevocable proxy terminates and, depending upon the capitalization of IAC at such time, Liberty may effectively control the voting power of the capital stock of IAC through its ownership of IAC common stock and IAC Class B common stock. For a detailed description of Mr. Diller's and Liberty's ownership interests in, and voting power with respect to, IAC common stock and IAC Class B common stock, see "Item 1—Business—Equity Ownership and Voting Control."

        In addition, under an amended and restated governance agreement among IAC, Liberty and Mr. Diller, each of Mr. Diller and Liberty generally has the right to consent to limited matters in the event that IAC's ratio of total debt to EBITDA, as defined in the governance agreement, equals or exceeds 4:1 over a continuous 12-month period. While neither of Mr. Diller nor Liberty may currently exercise this right, no assurances can be given that this right will not be triggered in the future, and if so, that Mr. Diller and Liberty will consent to any of the limited matters at such time, in which case IAC would not be able to engage in such transactions or take such actions.

        As a result of Mr. Diller's ownership interests and voting power, and Liberty's ownership interests and voting power upon Mr. Diller's permanent departure from IAC, Mr. Diller is currently, and in the future Liberty may be, in a position to control or influence significant corporate actions, including without limitation, corporate transactions such as mergers, business combinations or dispositions of assets and determinations with respect to IAC's significant business direction and policies. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to IAC, which could adversely affect the market price of IAC securities.

Third Party Relationships—IAC's businesses depend on their relationships with third party distribution channels, suppliers and advertisers and any adverse changes in these relationships could adversely affect IAC's business, financial condition and results of operations.

        An important component of the success of IAC's various businesses depends on their ability to maintain their existing, as well as build new, relationships with third party distribution channels, suppliers and advertisers, among other parties. Any adverse changes in these relationships could adversely affect IAC's business, financial condition and results of operations.

  Retailing

        Retailing U.S.    Retailing U.S. is dependent upon the pay television operators with whom HSN enters into distribution and affiliation agreements to carry the HSN and America's Store television networks. See "Item 1—Business—Description of Business—Retailing—Retailing U.S.—Television Programming—Pay Television Distribution." Distribution and affiliation agreements with major pay television operators expire from time to time and agreements with certain major pay television operators are scheduled to expire over the course of 2006. Sometimes renewals are not agreed upon prior to the expiration of a given agreement and the HSN and/or America's Store television networks continue to be carried by pay television operators without an effective affiliation agreement in place. In the case of distribution and affiliation agreements expiring over the course of 2006, HSN is currently engaged or intends to engage in the renewal and/or negotiation processes with the relevant pay television providers. No assurances can be given that HSN will be able to successfully pursue the renewal of, or negotiate new, distribution and affiliation agreements with pay television providers to carry the HSN and/or America's Store television networks on acceptable terms, if at all.

        While the cessation of carriage of the HSN and/or America's Store television networks by a major pay television operator or a significant number of smaller pay television operators could adversely affect IAC's business, financial condition and results of operations, IAC believes that it will be able to continue to successfully manage the distribution process in the future, although certain changes in distribution levels could occur notwithstanding these efforts.

  Services

        Ticketing.    Ticketing is dependent upon its clients for ticketing supply. Securing tickets depends, in part, on the ability of Ticketing to enter into and maintain client contracts on favorable terms. No assurances can be provided that Ticketing will continue to be able to enter into or maintain client contracts on acceptable terms, if at all, and its failure to do so could adversely affect its business, financial condition and results of operations. In addition, some facilities, promoters and other potential clients elect to distribute some of their tickets through supplier direct or other new channels. The increased and continued use of supplier direct and/or new distribution channels by clients could adversely affect the business, financial condition and results of operations of Ticketing. See "Item 1—Business—Description of Business—Services—Ticketing."

        Lending and Real Estate.    The ability of IAC's Lending and Real Estate businesses to provide lending, real estate and related services depends, in significant part, on the quality and pricing of services provided by participating lenders and real estate professionals and access to real estate listings. The failure of a significant number of participating lenders and/or real estate professionals to participate on the exchanges operated by, or otherwise enter into relationships with or provide real estate listings to, IAC's Lending and Real Estates businesses for any reason and/or provide quality services on competitive terms, could adversely affect the business, financial condition and results of operations of these businesses. See "Item 1—Business—Description of Business—Services—Lending" and "—Real Estate."

  Media & Advertising

        A material portion of the revenues of the Media & Advertising sector is derived from advertising. In the case of IAC Search & Media, the substantial majority of its advertising revenues are attributable to a paid listing supply agreement with Google, which expires, unless renewed by mutual agreement, on December 31, 2007. Pursuant to this agreement, paid listings appear on search results generated on Ask websites in response to keywords selected by advertisers with which Google has entered into contracts. While IAC believes that, in the absence of the renewal of this paid listing agreement, IAC Search & Media could enter into similar arrangements with alternative paid listing providers, as well as continue to contract with advertisers directly through the introduction of new advertising products and services, no assurances can be given that this will be the case in the future, or if so, that these arrangements will be on equally favorable terms. The failure of IAC Search & Media or any of the other businesses within the Media & Advertising sector to retain existing, or attract new, advertisers and/or distribution partners, as well as generate traffic to their respective websites, could adversely affect the business, financial condition and results of operations of the Media & Advertising sector. See "Item 1—Business—Description of Business—Media & Advertising."

  Memberships & Subscriptions

        Vacations.    Interval is dependent upon timeshare developers for new members. Interval's failure to maintain existing or negotiate new arrangements with timeshare developers, as well as the continued creation and operation by timeshare developers of their own internal reservation and exchange systems, could result in decreases in Interval's membership base, timeshare supply and/or related transactions, which could adversely affect IAC's business, financial condition and results of operations. See "Item 1—Business—Description of Business—Membership & Subscriptions—Vacations."

Adverse Events and Trends—Adverse events or trends in the various industries in which IAC's businesses operate could harm IAC's business, financial condition and results of operations.

        IAC's businesses in general are sensitive to trends or events that are outside of IAC's control. Adverse events and trends, including general economic downturns, decreases in consumer spending and borrowing and natural or other disasters, as well as adverse events or trends in the various industries in which IAC's businesses operate, among other adverse events and trends, could adversely affect IAC's business, financial condition and results of operations.

  Retailing

        Retailing U.S. is dependent upon the continued ability of HSN to transmit the HSN and America's Store television networks to broadcast and pay television operators from its satellite uplink facilities. See "Item 1—Business—Description of Business—Retailing—Retailing U.S.—Television Programming—Reach." While HSN has designed business continuity and disaster recovery plans to ensure its continued satellite transmission capability on a temporary basis in the event of inclement weather or a natural or other disaster, the prolonged or permanent interruption of its satellite transmission capability for any reason and/or related costs incurred by HSN could adversely affect IAC's business, financial condition and results of operations.

        Retailing U.S. is also dependent upon the continued ability of HSN to secure channel capacity and placement for the HSN and/or America's Store television networks. While the advent of digital cable has resulted in increased channel capacity, this additional capacity has encouraged, and could continue to encourage, competitors to enter the marketplace. Changing laws, rules and regulations and legal uncertainties could also adversely affect of ability of HSN to secure channel capacity and placement for the HSN and/or America's Store television networks. For example, the Federal Communications Commission is considering the adoption of a modified cable television ownership rules and limits that could result in individual cable operators acquiring control over larger segments of U.S. cable customers and channels, in which case, HSN could be required to negotiate with fewer cable operators that would control larger portions of the market for the terms of and opportunity to secure channel capacity and placement. No assurances can be given that HSN will be able to secure channel capacity and/or placement for the HSN and/or America's Store television networks on attractive terms and its failure to do so could adversely affect IAC's business, financial condition and results of operations.

        Retailing is also dependent, in part, upon the ability of the businesses within this sector to predict or respond to changes in consumer preferences and fashion and other trends in a timely manner. Accordingly, these businesses are continuously developing new retail concepts and adjusting its product mix in an effort to satisfy customer demand. The failure of the businesses within the Retailing segment to identify and respond to emerging trends that impact their respective business could adversely affect IAC's business, financial condition and results of operations.

  Services

        Ticketing.    Ticketing is sensitive to fluctuations in the number and pricing of entertainment, sporting and leisure events and activities offered by promoters and facilities, as well as general economic and business conditions generally and in these industries. Entertainment-related expenditures are sensitive to business and personal discretionary spending levels, which tend to decline during general economic downturns. Accordingly, adverse trends in the entertainment, sporting and leisure events industries or general economic or business conditions could adversely affect the business, financial condition and results of operations of Ticketing.

        Lending and Real Estate.    The results of IAC's Lending and Real Estate businesses are impacted by fluctuations in interest rates, as well as the number of homes available and/or listed for sale and the pricing of these homes (which is impacted by construction rates and related costs), as well as the reactions of consumers, lenders and others to these and other trends in the lending and real estate industries. See "Item 1—Business—Description of Business—Lending—Overview," "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" and "Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk."

  Media & Advertising

        A material portion of the revenues of the Media & Advertising sector is derived from advertising. Accordingly, these businesses are sensitive to general economic downturns and decreases in consumer spending, among other events and trends, which generally result in decreased advertising expenditures, as well as the continued growth and/or acceptance of online advertising as an effective alternative to offline advertising media and its business model. See "Item 1—Business—Description of Business—Media & Advertising."

  Membership & Subscriptions

        Vacations.    Interval's business depends, in significant part, upon the health of the timeshare and travel industries. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Also, inclement weather and/or natural disasters may result in the inability to travel to and vacation in certain regions in which Interval's participating resorts operate, as well as significant damage to participating resorts, which would result in a decrease in timeshare accommodations and related travel. In addition, Interval's business is sensitive to travel safety concerns related to terrorism and/or geopolitical conflicts. Accordingly, downturns or weaknesses in the travel industry, as well as inclement weather, natural disasters, terrorism and/or geopolitical conflicts could adversely affect IAC's business, financial condition and results of operations.

Marketing—The failure of IAC's businesses to attract and retain customers in a cost-effective manner could adversely affect IAC's business, financial condition and results of operations.

        The long-term success of IAC depends on its continued ability to attract new visitors to its websites and other distribution channels, convert these visitors into paying customers and capture repeat business from existing customers, which involves the expenditure of considerable money and resources for advertising, marketing, infrastructure and other related efforts. Some of IAC's businesses have spent and expect to continue to spend increasing amounts of money on, and devote greater resources to, these efforts, which may not be successful or cost-effective. The failure of IAC's businesses to attract and acquire new, and retain existing, customers in a cost-effective manner could adversely affect IAC's business, financial condition and results of operations.

Changing Customer Requirements and Industry Standards—IAC's businesses may not be able to adapt quickly enough to changing customer requirements and industry standards.

        The e-commerce industry is characterized by evolving industry standards, frequent new service and product introductions and enhancements, and changing customer demands. IAC's businesses may not be able to adapt quickly enough and/or in a cost-effective manner to changes in industry standards and customer requirements and preferences, and their failure to do so could adversely affect the business, financial condition and results of operations of IAC. In addition, the widespread adoption of new internet or telecommunications technologies or other technological changes could require IAC's businesses to make substantial expenditures to modify or adapt their respective services or infrastructure. The failure of IAC's businesses to do so could render their existing websites, services and proprietary technologies obsolete, which could adversely affect IAC's business, financial condition and results of operations.

Internet Usage and Online Migration—IAC's future success depends upon the continued and widespread use and acceptance of the internet as a medium for commerce.

        IAC's future success depends on the continued and widespread use and acceptance of the internet as a medium for commerce. While the practice of transacting business online in some of the industries in which IAC's businesses operate, such as the retailing industry, is established and continuing to grow, use and acceptance of this practice in some other industries in which IAC's businesses operate, such as the lending and real estate industries, are in early stages of development or have only recently begun. A number of factors may inhibit internet use and acceptance by consumers, including general privacy and security concerns regarding their personal information, as well as the acceptance of a new way of conducting business and exchanging information, particularly in the case of IAC's Lending and Real Estate businesses, where consumers, more so than in other industries in which IAC's business operate, continue to seek lending and real estate services through traditional offline methods. If consumer use and acceptance of online markets does not continue to increase, IAC's business, financial condition and results of operations could be adversely affected.

Acquisitions—IAC may experience operational and financial risks in connection with acquisitions. In addition, some of the businesses acquired by IAC may incur significant losses from operations or experience impairment of carrying value.

        IAC's future growth may depend, in part, on acquisitions. IAC may experience operational and financial risks in connection with acquisitions. To the extent that IAC grows through acquisitions, it will need to:

  •
  successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with IAC's existing operations and systems;

  •
  retain senior management and other key personnel at acquired businesses; and

  •
  successfully manage acquisition-related strain on the management, operations and financial resources of IAC and/or acquired businesses.

        IAC may not be successful in addressing these challenges or any other problems encountered in connection with historical and future acquisitions and the failure to do so could adversely affect IAC's business, financial condition and results of operations. In addition, the anticipated benefits of one or more acquisitions may not be realized and future acquisitions could result in potentially dilutive issuances of equity securities, contingent liabilities or the impairment of goodwill and/or other intangible assets, any of which could adversely affect IAC's business, financial condition and results of operations.

International Presence—Some IAC businesses operate in international markets in which they have limited experience and are faced with additional risks.

        Some of IAC's businesses operate in various jurisdictions abroad and may continue to expand their international presence. Some of these businesses have limited experience, and are faced with additional risks, in the international markets in which they operate. In order to achieve widespread acceptance in the countries and markets in which they have a presence, these businesses must continue to successfully tailor their services to the unique customs and cultures of such countries and markets. Learning the customs and cultures of various countries can be difficult and costly and the failure of these businesses to do so could slow their respective international growth.

        These businesses face, and expect to continue to face, additional risks in the case of their existing and future international operations. These risks include changes in regulatory requirements, increased risk and limits on its ability to enforce intellectual property rights, exchange rate fluctuations, potential delays in the development of the internet as an advertising and commerce medium in international markets and difficulties in managing operations due to distance, language and cultural differences, including issues associated with establishing management systems and infrastructures, and staffing and managing foreign operations.

Compliance—The failure of IAC's businesses to comply with existing laws, rules and regulations, or to obtain required licenses and rights, could adversely affect IAC's business, financial condition and results of operations.

        The failure of IAC's businesses to comply with existing laws, rules and regulations, or to obtain required licenses or rights, could adversely affect IAC's business, financial condition and results of operations. IAC's businesses market and provide a broad range of goods and services through a number of different online and offline channels. As a result, IAC's businesses are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the U.S. and abroad, which are subject to change at any time. IAC businesses with an online component must comply with laws and regulations applicable to the internet and businesses engaged in online commerce, including those regulating the sending of unsolicited, commercial electronic mail. Moreover, there are federal, state and international laws regarding privacy and protection of user data. The privacy policies and practices concerning the use and disclosure of user data of IAC businesses are posted on the websites of these businesses. The failure of IAC and/or any of its businesses to comply with posted privacy policies, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings against IAC and/or its businesses by governmental agencies, which could adversely affect IAC's business, financial condition and results of operations.

        Many of IAC's businesses require licenses from various federal, state and/or local regulatory authorities in order to conduct their respective businesses and operations. For example, HSN must have a broadcast license from the Federal Communications Commission in order to broadcast its programming and HSE-Germany generally must obtain the right to broadcast its programming in a given state on a given cable channel from state media authorities in each of Germany's 16 states on a periodic basis. In the case of IAC's Lending and Real Estate businesses, most states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans to residents of those states, as well as to operate real estate referral and brokerage services. No assurances can be given that any of the licenses or rights currently held by IAC's businesses will not be revoked prior to, or will be renewed upon, their expiration. In addition, no assurances can be given that IAC's businesses will be granted new licenses or rights for which they may required to apply from time to time in the future.

        Many of IAC's businesses are also subject to various state, federal and/or local laws, rules and regulations that regulate the amount and nature of fees that may be charged for their products and services and related incentives, such as rebates, that may be offered to consumers, as well as the manner in which they may offer their products or services, including advertising and other consumer disclosures. For example, in the case of IAC's Lending and Real Estate businesses, federal law, such as the Real Estate Settlement Procedures Act, or RESPA, generally prohibits the payment or receipt of referral fees and fee shares or splits in connection with residential mortgage loan transactions, subject to certain exceptions. The applicability of referral fee and fee sharing prohibitions to lenders, including online exchanges, and real estate services and related initiatives, may have the effect of reducing the types and amounts of fees that may be charged or paid in connection with real estate-secured loan products, including mortgage brokerage, lending and real estate brokerage services. Although IAC believes that its mortgage, lending and real estate referral operations have been structured in such a way so as to comply with RESPA, there can be no assurances that the relevant regulatory agency will not take a contrary position.

        In addition, some states have regulations that prohibit real estate brokers from providing consumers with rebates or other incentives in connection with real estate transactions. Additional states could promulgate similar regulations or interpret existing regulations in a way that limits the ability of online exchanges to offer consumer incentives in connection with real estate services, thereby limiting the attractiveness of the services offered by IAC's Real Estate businesses to consumers.

        Additional federal, state and in some instances, local, laws regulate residential lending and real estate brokerage activities. These laws generally regulate the manner in which lending, lending-related and real estate brokerage services are made available, including advertising and other consumer disclosures, payments for services and record keeping requirements, and include the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Housing Act. Although IAC believes that its mortgage and real estate referral operations have been structured in such a way so as to generally comply with these federal laws, there can be no assurances that the relevant regulatory agency will not take a contrary position.

        Federal, state and in some instances, local, laws also prohibit predatory lending practices, unfair and deceptive trade practices and require companies to adopt appropriate policies and practices to protect consumer privacy. The failure of IAC's Lending and Real Estate business to comply with applicable laws and regulatory requirements may result in, among other things, revocation of required licenses or registrations, loss of approval status, termination of contracts without compensation, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability, any of which could adversely affect the business, financial condition and results of operations of these businesses.

Changing Laws, Rules and Regulations—Changing laws, rules and regulations and legal uncertainties could adversely affect IAC's business, financial condition and results of operations.

        Unfavorable changes in existing, or the promulgation of new, laws, rules and regulations applicable to IAC and its businesses, including those relating to the internet, online commerce, the regulation of adware and other downloadable applications, broadband and telephony services, consumer protection and privacy, including requirements for criminal background checks for subscribers to online dating services, and sales, use, value-added and other taxes, could decrease demand for products and services, increase costs and/or subject IAC to additional liabilities, which could adversely affect its business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet, online commerce and broadband and telephony services, which may relate to carriage and distribution of online content over broadband networks, liability for information retrieved from or transmitted over the internet, user privacy, taxation and the quality of products and services.

        Broadband network operators are not currently subject to common carrier regulations, which prohibit the discriminatory operation of communications networks generally, including broadband networks. Broadband network discrimination involves the interference by broadband network operators with customer access to, and the distribution of content and provision of services over, the internet, all of which involve the access and use of their networks. While broadband network operators have generally operated their networks in a non-discriminatory manner to date, certain operators have engaged in discriminatory practices in limited instances, and absent changes to the existing regulatory regime, these and other broadband network operators could engage in discriminatory practices in the future.

        Interference with customer access to the internet could result in the loss of existing customers and impair the ability of IAC's various businesses to attract new customers, which could adversely affect IAC's business, financial condition and results of operations. In addition, if broadband network operators were to charge third parties for distribution and carriage over their networks, this would result in increased costs for IAC's various businesses, which could adversely affect IAC's business, financial condition and results of operations. The U.S. Congress is currently considering changes to the existing regulatory regime, including bills to prohibit broadband network discrimination. This proposed legislation would prevent broadband network operators from interfering with the ability of consumers to access the internet, as well as from charging businesses for the distribution and carriage of online content and services over their networks. No assurances can be given that this or any other legislation prohibiting or otherwise limiting broadband network discrimination will be adopted.

        There are also legislative proposals pending before the U.S. Congress and various state legislative bodies regarding online privacy, data security and regulation of adware and other downloadable applications, and the continued growth and development of online commerce may continue to prompt calls for more stringent consumer protection laws, which may impose additional burdens on IAC and online businesses generally.

        In addition, the application of various domestic and international sales, use, value-added and other tax laws, rules and regulations to the historical and new products and services of IAC is subject to interpretation by the applicable taxing authorities. While IAC believes that it is compliant with these tax provisions, there can be no assurances that taxing authorities will not take a contrary position, or that such positions will not adversely affect IAC's business, financial condition and results of operations.

        Lastly, some of IAC's businesses have structured their business, operations and relationships with third parties in ways to ensure compliance with various state, federal and/or local laws, rules and regulations that regulate the amount and nature of fees that may be charged for their products or services. For example, Ticketmaster has structured its business, operations and client relationships in ways to ensure compliance with certain state and local regulations in several states that establish maximum charges on tickets. Other legislation that could further regulate convenience charges and order-processing fees is introduced from time to time in federal, state and local legislative bodies in the United States and abroad. Changes in existing, or the promulgation of new, laws, rules and regulations of this nature could require Ticketmaster to change certain aspects of its business, operations and client relationships to ensure compliance. Ticketmaster is unable to predict whether any such legislation will be adopted and, if so, the effect on its business and results of operations.

Intellectual Property—IAC and its businesses may fail to adequately protect their intellectual property rights or may be accused of infringing intellectual property rights of third parties.

        IAC and its businesses may fail to adequately protect their intellectual property rights or may be accused of infringing intellectual property rights of third parties. IAC and its businesses regard their intellectual property rights, including their patents, service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property, as critical to IAC's success. IAC's businesses also rely heavily upon software codes, informational databases and other components that make up their products and services.

        IAC and its businesses rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secret or copyrighted intellectual property of IAC or any of its businesses without authorization which, if discovered, might require the uncertainty of legal action to correct. In addition, no assurances can be given that third parties will not independently and lawfully develop substantially similar intellectual properties.

        IAC and its businesses have registered and continue to apply to register, or secure by contract when appropriate, their respective trademarks and service marks as they are developed and used, and reserve and register domain names as they deem appropriate. While IAC and its businesses vigorously protect their respective trade and service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. The failure of IAC and its businesses to protect their intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names and limit the ability of IAC and its businesses to control marketing on or through the internet using their various domain names, which could adversely affect IAC's business, financial condition and results of operations.

        Some of IAC's businesses have been granted United States patents and/or have patent applications pending with the United States Patent and Trademark Office for various proprietary technologies and other inventions. IAC and its businesses generally seek to apply for patents or for other appropriate statutory protection when they develop valuable new or improved proprietary technologies or inventions, and will continue to consider the appropriateness of filing for patents to protect future proprietary technologies and inventions as circumstances may warrant. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, no assurances can be given that any patent application filed by IAC and/or its businesses will result in a patent being issued, or that any existing or future patents will afford adequate protection against competitors with similar technology. In addition, no assurances can be given that third parties will not create new products or methods that achieve similar result without infringing upon patents owned by IAC and its businesses.

        From time to time, IAC and its businesses are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce the intellectual property rights of IAC and its businesses, protect their respective trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect IAC's business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive.

Maintenance of Systems and Infrastructure—The success of IAC will depend on maintaining the integrity of its systems and infrastructure. System interruption and the lack of integration and redundancy in IAC's information systems may affect its businesses.

        The success of IAC will depend on maintaining the integrity of its systems and infrastructure. System interruption and the lack of integration and redundancy in IAC's information systems may affect its businesses. A fundamental requirement for online commerce and communications is the secure transmission of confidential information, such as credit card numbers or other personal information, over public networks in a timely manner. IAC's security measures may prove to be inadequate and, if any compromise of security were to occur, it could have a detrimental effect on IAC's reputation and adversely affect its ability to attract customers. At times, IAC's businesses may experience occasional system interruptions that make some or all of their respective systems unavailable or prevent these businesses from efficiently fulfilling orders or providing services to third parties. IAC and its businesses rely on affiliate and third party computer systems and service providers to facilitate and process a portion of their transactions. Any interruptions, outages or delays in the systems of IAC, its affiliates and/or third party providers, or a deterioration in the performance of these systems, could impair the ability of IAC's businesses to process transactions for its customers and the quality of service offered to these customers. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses and similar events or disruptions may damage or interrupt computer or communications systems at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent IAC's businesses from providing services to third parties. While IAC has backup systems for certain aspects of operations, the systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, IAC may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could damage the reputation of IAC and be costly to remedy.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        IAC believes that the facilities for its management and operations are generally adequate for its current and near-term future needs. IAC's facilities, most of which are leased by IAC's domestic and international businesses in various cities and locations in the United States and jurisdictions abroad, generally consist of executive and administrative offices, fulfillment facilities, warehouses, operations centers, call centers, data centers, television production and broadcast facilities and sales offices.

        All of IAC's leases are at prevailing market, or "most favorable," rates. IAC believes that the duration of each lease is adequate. IAC believes that its principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. IAC does not anticipate any future problems renewing or obtaining suitable leases for its principal properties.

        IAC leases approximately 45,550 square feet for its principal executive offices at Carnegie Hall Tower, 152 West 57th Street, New York, New York, which lease expires on April 30, 2007. IAC is currently in the process of constructing a new corporate headquarters, currently intended to be approximately 202,500 square feet, at 527-37 West 18th Street and 540 West 19th Street, New York, New York. Construction is expected to be completed in the first quarter of 2007.

        IAC owns two office buildings in West Hollywood, California, one of which is approximately 72,000 square feet and houses Ticketmaster's corporate headquarters and the other of which is approximately 48,000 square feet and houses offices for certain IAC businesses. HSN owns warehouse facilities and an approximately 480,000 square foot facility in Florida that houses television production and broadcast facilities, administrative offices and training facilities, as well as fulfillment centers in California, Tennessee and Virginia. PRC owns one call center in Florida.

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

Securities Class Action Litigation against IAC

        As previously disclosed in the Company's filing on SEC Form 10-K for the fiscal year ended December 31, 2004, beginning on September 20, 2004, twelve purported shareholder class actions were commenced in the United States District Court for the Southern District of New York against IAC and certain of its officers and directors, alleging violations of the federal securities laws. These cases arose out of the Company's August 4, 2004 announcement of its earnings for the second quarter of 2004 and generally alleged that the value of the Company's stock was artificially inflated by pre-announcement statements about its financial results and forecasts that were false and misleading due to the defendants' alleged failure to disclose various problems faced by the Company's travel businesses

(which in 2005 were spun off into a separate public company, Expedia, Inc.). On December 20, 2004, the district court consolidated the twelve lawsuits, appointed co-lead plaintiffs, and designated co-lead plaintiffs' counsel. See In re IAC/InterActiveCorp Securities Litigation, No. 04-CV-7447 (S.D.N.Y.).

        On October 18, 2004, a related shareholder derivative action, Stuart Garber, Derivatively on Behalf of IAC/InterActiveCorp v. Barry Diller et al., No. 04-603416, was commenced in the Supreme Court of the State of New York (New York County) against certain of IAC's officers and directors. On November 15, 2004, another related shareholder derivative action, Lisa Butler, Derivatively on Behalf of IAC/InterActiveCorp v. Barry Diller et al., No. 04-CV-9067, was filed in the United States District Court for the Southern District of New York against certain of IAC's current and former directors. On January 24, 2005, the federal district court consolidated the Butler case with the securities class action for pre-trial purposes only. On February 2, 2005, the defendants in the Garber case removed it from New York state court to the United States District Court for the Southern District of New York. On April 11, 2005, the district court issued a similar consolidation order in respect of the Garber case.

        As previously disclosed by the Company, on May 20, 2005, the plaintiffs in the federal securities class action filed a consolidated amended complaint. Like its twelve predecessors, the amended complaint generally alleges that the value of the Company's stock was artificially inflated by pre-announcement statements about its financial results and forecasts that were false and misleading due to the defendants' alleged failure to disclose various problems faced by the Company's then travel businesses. The plaintiffs seek to represent a class of shareholders who purchased IAC common stock between March 31, 2003 and August 3, 2004. The defendants are IAC and fourteen current or former officers or directors of the Company or its former Expedia travel business. The complaint purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, as well as Sections 11 and 15 of the Securities Act of 1933, and seeks damages in an unspecified amount.

        On July 5, 2005, the plaintiffs in the related shareholder suits filed a consolidated shareholder derivative complaint. The defendants are IAC (as a nominal defendant) and sixteen current or former officers or directors of the Company or its former Expedia travel business. The complaint, which is based upon factual allegations similar to those in the securities class action, purports to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violation of Section 14(a) of the Exchange Act, and contribution and indemnification. The complaint seeks an order voiding the election of the Company's current Board of Directors, as well as damages in an unspecified amount, various forms of equitable relief, restitution, and disgorgement of remuneration received by the individual defendants from the Company.

        On September 15, 2005, IAC and the other defendants filed motions to dismiss both the securities class action and the shareholder derivative suits. On November 30, 2005, the plaintiffs filed their opposition to the motions. On January 6, 2006, the defendants filed reply papers in further support of the motions. Both motions to dismiss remain pending.

        The Company believes that the claims in the class action and the derivative suits lack merit and will continue to defend vigorously against them.

Consumer Class Action Litigation against Ticketmaster

        Illinois.    As previously disclosed in the Company's filing on SEC Form 10-Q for the quarter ended September 30, 2005 (the "3Q05 10-Q"), on November 22, 2002, a purported class action was filed in Illinois state court, challenging Ticketmaster's charges to customers for UPS ticket delivery. See Mitchell B. Zaveduk, Individually and as the Representative of a Class of Similarly Situated Persons v. Ticketmaster et al., No. 02-CH-21148 (Circuit Court, Cook County). The lawsuit alleges in essence that it is unlawful for Ticketmaster not to disclose that the fee it charges to customers to have their tickets delivered by UPS contains a profit component. The complaint asserted claims for violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and for unjust enrichment and sought restitution to the purported class of the difference between what Ticketmaster charged for UPS delivery and what it paid for that service.

        On May 20, 2003, the court granted Ticketmaster's motion to dismiss the common-law claim for unjust enrichment but declined to dismiss the claim under the Illinois statute. On July 7, 2004, the plaintiff filed an amended complaint, adding claims for breach of contract and for violation of the California Consumers' Legal Remedies Act and Section 17200 of the California Business and Professions Code. On August 13, 2004, the court granted Ticketmaster's motion to dismiss the claim under the California Consumers' Legal Remedies Act. On October 28, 2004, the court granted Ticketmaster's motion to dismiss the claim for breach of contract but declined again to dismiss the claim under the Illinois statute. On June 16, 2005, the court denied Ticketmaster's motions for summary judgment on the Illinois statutory claim and to stay the remaining California statutory claim. Discovery in the case has been inactive, and no trial date has been set.

        California.    As previously disclosed in the 3Q05 10-Q, on October 21, 2003, a purported representative action was filed in California state court, challenging Ticketmaster's charges to online customers for UPS ticket delivery. See Curt Schlesinger et al. v. Ticketmaster, No. BC304565 (Superior Court, Los Angeles County). Similar to the Illinois case, this lawsuit alleges in essence that it is unlawful for Ticketmaster not to disclose on its website that the fee it charges to online customers to have their tickets delivered by UPS contains a profit component. The complaint asserted a claim for violation of Section 17200 of the California Business and Professions Code and, like the Illinois case, sought restitution or disgorgement of the difference between the total UPS-delivery fees charged by Ticketmaster in connection with online ticket sales and the amount it paid to UPS for that service.

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

        On August 31, 2005, the plaintiffs filed an amended class-action and representative-action complaint alleging (i) as before, that Ticketmaster's website disclosures in respect of its charges for UPS ticket delivery violate Section 17200 of the California Business and Professions Code, and (ii), for the first time, that Ticketmaster's website disclosures in respect of its ticket order-processing fees constitute false advertising in violation of Section 17500 of the California Business and Professions Code. On this latter claim, the amended complaint seeks restitution or disgorgement of the entire amount of order-processing fees charged by Ticketmaster during the applicable statute-of-limitations period.

        On September 1, 2005, in light of the newly pleaded claim based upon order-processing fees, Ticketmaster removed the case to federal court pursuant to the recently enacted federal Class Action Fairness Act. See Curt Schlesinger et al. v. Ticketmaster, No. 05-CV-6515 (U.S. District Court, Central District of California). On October 3, 2005, the plaintiffs filed a motion to remand the case to state court, which Ticketmaster opposed. The motion was argued on November 7, 2005 and remains pending.

        The Company believes that the claims in both the Illinois and the California lawsuits lack merit and will continue to defend vigorously against them.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of any of the Company's security holders during the fourth quarter of 2005.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity and Related Stockholder Matters

        IAC common stock is quoted on The Nasdaq Stock Market, or "NASDAQ," under the ticker symbol "IACI." There is no established public trading market for IAC Class B common stock. The table below sets forth, for the calendar periods indicated, the high and low sales prices per share for IAC common stock as reported on NASDAQ. High and low sales prices per share of IAC common stock have been adjusted to reflect the impact of the one-for-two reverse stock split of IAC's common stock and Class B common stock and the Spin-Off, both of which were completed on August 9, 2005.

        The adjusted stock prices were determined using the historical prices (pre-adjustment) divided by 0.90036. This factor is equal to the value of $25.30, the closing price on August 8, 2005 of IAC common stock, divided by $28.10, the closing price on August 8, 2005 of IAC common stock trading on a when issued basis.

	High	Low
Year Ended December 31, 2006
First Quarter (through March 8, 2006)	$30.60	$26.95
Year Ended December 31, 2005
Fourth Quarter	$29.36	$24.71
Third Quarter	30.82	23.49
Second Quarter	29.17	23.25
First Quarter	30.95	23.32
Year Ended December 31, 2004
Fourth Quarter	$32.11	$21.28
Third Quarter	34.12	22.96
Second Quarter	38.45	31.59
First Quarter	38.80	30.50

        As of March 8, 2006, there were approximately 6,000 holders of record of the Company's common stock and the closing price of IAC common stock was $30.09. Because many of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial shareholders represented by these record holders.

        As of March 8, 2006, there were six holders of record of the Company's Class B common stock. IAC has paid no cash dividends on its common stock or Class B common stock to date and does not anticipate paying cash dividends on its common stock or Class B common stock in the immediate future.

        During the quarter ended December 31, 2005, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its common stock during the quarter ended December 31, 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)(4)
October 2005	8,829,273	$25.69	8,829,273	6,333,081
November 2005	2,557,323	$26.76	2,557,323	3,775,758
December 2005	2,949,518	$27.94	2,949,518	826,240

Total	14,336,114	$26.34	14,336,114	826,240

(1)
Reflects the weighted average price paid per share of IAC common stock.

(2)
Reflects repurchases made pursuant to repurchase authorizations previously announced in November 2004.

(3)
Represents shares remaining available for repurchase pursuant to the November 2004 repurchase authorization, as adjusted to give effect to the reverse stock split completed on August 9, 2005.

(4)
Shares remaining available for repurchase pursuant under the November 2004 authorization as of December 31, 2005 were subsequently repurchased in January 2006 for an aggregate consideration of $23.8 million. Additionally, on February 8, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 42 million shares of IAC common stock. IAC may purchase shares over an indefinite period of time on the open market, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Selected Financial Data

        The following table presents selected historical financial data of IAC for each of the years in the five-year period ended December 31, 2005. This data was derived from IAC's audited consolidated financial statements and reflects the operations and financial position of IAC at the dates and for the periods indicated. The information in this table should be read with the financial statements and accompanying notes and other financial data pertaining to IAC included herein. In August 2001, IAC completed its sale of all of the capital stock of certain USA Broadcasting subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations to Univision Communications Inc. ("Univision"). On May 7, 2002, IAC completed its transaction with Vivendi Universal, S.A. ("Vivendi") in which IAC's USA Entertainment Group, consisting of USA Cable, Studios USA, and USA Films, was contributed to Vivendi Universal Entertainment LLLP ("VUE"), a joint venture then controlled by Vivendi. During the second quarter of 2003, USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. In June 2005, IAC sold its 48.6% ownership in EUVÍA. In addition, during the second quarter of 2005, TV Travel Shop ceased operations. Further, on August 9, 2005, IAC completed the Spin-Off of its travel businesses, including Expedia.com, Hotels.com, Hotwire and TripAdvisor, into an independent public company, Expedia, Inc. The financial position, results of operations and cash flows of these companies have been presented as discontinued operations in the following table.

	Year Ended December 31,
	2005(1)(2)	2004(3)(4)	2003(5)	2002(6)(7)	2001(8)
	(Dollars in Thousands, Except Per Share Data)
Statement of Operations Data:
Net revenue	$5,753,671	$4,188,279	$3,823,489	$3,029,375	$2,898,074
Operating income (loss)	344,229	(20,244)	138,261	(36,553)	(156,129)
Earnings (loss) from continuing operations before cumulative effect of accounting change	598,387	54,867	10,709	(56,905)	(171,712)
Earnings before cumulative effect of accounting change	876,150	164,861	167,396	2,414,492	392,795
Net earnings available to common shareholders	868,212	151,808	154,341	1,941,344	383,608
Basic earnings (loss) per common share from continuing operations before cumulative effect of accounting change available to common shareholders(9)(10)	1.79	0.12	(0.01)	(0.32)	(0.92)
Diluted earnings (loss) per common share from continuing operations before cumulative effect of accounting change available to common shareholders(9)(10)	1.68	0.11	(0.01)	(0.32)	(0.92)
Basic earnings per common share before cumulative effect of accounting change available to common shareholders(9)(10)	2.64	0.44	0.51	11.27	2.10
Diluted earnings per common share before cumulative effect of accounting change available to common shareholders(9)(10)	2.46	0.41	0.51	11.27	2.10
Basic earnings per common share available to common shareholders(9)(10)	2.64	0.44	0.51	9.11	2.05
Diluted earnings per common share available to common shareholders(9)(10)	2.46	0.41	0.51	9.11	2.05

Balance Sheet Data (end of period):
Working capital	$1,760,531	$2,223,329	$2,336,795	$3,069,516	$1,380,936
Total assets	13,917,765	22,398,865	21,568,455	15,640,859	6,491,809
Long-term obligations, net of current maturities	959,410	796,715	1,117,826	1,211,145	544,372
Minority interest	5,514	20,639	(4,505)	461,538	475,573
Shareholders' equity	9,230,828	14,605,304	14,415,585	7,931,463	3,945,501
Other Data:
Net cash (used in) provided by:
Operating activities attributable to continuing operations	$(72,296)	$503,656	$620,915	$354,186	$266,318
Investing activities attributable to continuing operations	2,085,472	(1,102,037)	(1,065,332)	670,799	(404,532)
Financing activities attributable to continuing operations	(2,705,330)	(263,654)	(525,290)	612,175	(644)
Discontinued operations	706,684	1,092,726	(179,117)	(45,964)	315,574
Effect of exchange rate changes	(27,148)	9,390	14,588	10,481	(3,663)

(1)
Includes the results of Cornerstone Brands, Inc. and IAC Search & Media, Inc. (formerly, Ask Jeeves, Inc.) since their acquisitions by IAC on April 1, 2005 and July 19, 2005, respectively.

(2)
Net earnings available to common shareholders includes a gain of $322.1 million, net of tax, related to the sale of IAC's common and preferred interests in VUE to NBC Universal, a gain of $70.2 million, net of tax, related to the sale of EUVÍA, an after-tax increase in non-cash compensation expense of $49.0 million related to the treatment of vested stock options in connection with the Spin-Off and an after-tax reduction in non-cash compensation expense of $3.5 million included in earnings from continuing operations and $22.0 million included in discontinued operations, related to the cumulative effect of a change in IAC's estimate related to the number of stock-based awards that are expected to vest.

(3)
Includes the results of TripAdvisor, ServiceMagic and Home Loan Center since their acquisitions by IAC on April 27, 2004, September 1, 2004 and December 14, 2004, respectively. The results of TripAdvisor have been presented as discontinued operations for all periods presented.

(4)
Net earnings available to common shareholders includes an impairment charge of $184.8 million related to a write-down of Teleservices goodwill that resulted from the Company's annual impairment review under Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS No. 142").

(5)
Includes the results of Entertainment Publications, Inc., LendingTree, Inc. and Hotwire, Inc. since their acquisitions by IAC on March 25, 2003, August 8, 2003 and November 5, 2003, respectively. The results of Hotwire, Inc. have been presented as discontinued operations for all periods presented.

(6)
In connection with IAC's acquisition of a controlling interest in Expedia.com, IAC issued approximately 13.1 million shares of Series A Cumulative Convertible Preferred Stock with a $50 face value ($656 million aggregate value), a 1.99% annual dividend rate and which were convertible at any time into IAC common stock at an initial conversion price of $67.50. In connection with the Spin-Off and the one-for-two reverse stock split, all but 846 shares of the preferred stock were redeemed for an aggregate amount of $655.7 million, and the remaining shares of preferred stock were exchanged for a like number of Series B Cumulative Convertible Preferred Stock with a face value of $27.77, a 1.99% annual dividend rate and convertible at any time into IAC common stock at an initial conversion price of $37.48 and shares of Expedia preferred stock.

(7)
Net earnings available to common shareholders includes a gain of $2.4 billion, net of tax, related to the contribution of the USA Entertainment Group to VUE and an after-tax expense of $461.4 million related to the cumulative effect of adoption as of January 1, 2002 of SFAS No. 142. Also includes the results of Interval since its acquisition by IAC on September 24, 2002.

(8)
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

(10)
The following table adjusts IAC's reported loss from continuing operations, net earnings and related basic and diluted (loss) earnings per share to exclude amortization expense related to goodwill and other intangible assets with indefinite lives as if SFAS No. 142 were effective January 1, 2001:

Year Ended December 31, 2001
(In Thousands, Except Per Share Data)
LOSS FROM CONTINUING OPERATIONS AVAILABLE TO COMMON SHAREHOLDERS
Loss from continuing operations available to common shareholders, as reported	$(171,712)
Add: goodwill amortization	105,822

Loss from continuing operations, as adjusted	$(65,890)

Basic loss per share from continuing operations available to common shareholders, as adjusted:
Basic loss per share, as reported	$(0.92)
Add: goodwill amortization	0.57

Basic loss per share, as adjusted	$(0.35)

Diluted loss per share from continuing operations available to common shareholders, as adjusted:
Diluted loss per share, as reported	$(0.92)
Add: goodwill amortization	0.57

Diluted loss per share, as adjusted	$(0.35)

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS
Net earnings available to common shareholders, as reported	$383,608
Add: goodwill amortization	176,413

Net earnings available to common shareholders, as adjusted	$560,021

Basic earnings per share as adjusted:
Basic net earnings per share, as reported	$2.05
Add: goodwill amortization	0.94

Basic net earnings per share, as adjusted	$2.99

Diluted earnings per share:
Diluted net earnings per share, as reported	$2.05
Add: goodwill amortization	0.94

Diluted net earnings per share, as adjusted	$2.99

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT OVERVIEW

        IAC/InterActiveCorp operates leading and diversified businesses in sectors being transformed by the internet, online and offline...our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC operates a diversified portfolio of specialized and global brands in the following sectors:

  •
  Retailing, which includes the U.S. and International reporting segments;

  •
  Services, which includes the Ticketing, Lending, Real Estate, Teleservices and Home Services reporting segments;

  •
  Media & Advertising; and

  •
  Membership & Subscriptions, which includes the Vacations, Personals and Discounts reporting segments.

        IAC enables billions of dollars of consumer-direct transactions and advertising for products and services via interactive distribution channels. All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

        Prior to the commencement of trading on August 9, 2005, IAC completed the separation of its travel businesses into an independent public company. We refer to this transaction as the "Spin-Off" and to the new company that holds IAC's former travel and travel-related businesses as "Expedia." Immediately prior to the Spin-Off, IAC effected a one-for-two reverse stock split. Since the completion of the Spin-Off:

  •
  IAC continues to operate and/or manage its remaining businesses and investments, primarily consisting of the sectors referred to above; and

  •
  Expedia consists of the travel and travel-related businesses and investments that IAC operated (other than Interval and TV Travel Shop, which were not spun-off by IAC with Expedia).

        In June 2005, the Company sold its 48.6% ownership in EUVÍA. In addition, during the second quarter of 2005, TV Travel Shop ceased operations.

        Accordingly, the results of operations, statements of position and cash flows of Expedia, EUVÍA and TV Travel Shop have been presented as discontinued operations for all periods presented. Further, all IAC common stock share information and related per share prices have been adjusted to reflect IAC's one-for-two reverse stock split.

        On July 19, 2005, IAC completed the acquisition of Ask Jeeves, Inc. ("Ask"), a leading provider of world-class information retrieval technologies, brands and services that are available to consumers across a range of platforms, including destination websites, downloadable search-based applications and portals. Under the terms of the agreement, IAC issued 1.2668 shares (or 0.6334 of a share, adjusted to reflect IAC's one-for-two reverse stock split in August 2005) of IAC common stock for each share of Ask common stock in a tax-free transaction valued as of the date of the agreement at approximately $1.7 billion, net of cash acquired. On May 5, 2005, IAC completed the buy back of 26.4 million shares of IAC common stock through its previously authorized share repurchase programs. These shares represent approximately sixty percent of the number of fully diluted shares IAC issued for the Ask acquisition, thus effectively offsetting a substantial portion of the dilution from the Ask transaction. Ask is reported in our Media & Advertising sector and reporting segment. Ask recently changed its corporate name to IAC Search & Media, Inc. ("IAC Search & Media"), which change will have no impact on its various brand names.

        On June 7, 2005, IAC completed a transaction with NBC Universal in which IAC sold its common and preferred interests in Vivendi Universal Entertainment, LLLP ("VUE"), a joint venture formed in May 2002 between the Company and Vivendi Universal, S.A., for approximately $3.4 billion in aggregate consideration.

        On April 1, 2005, IAC completed its acquisition of Cornerstone Brands, Inc. ("Cornerstone Brands"), a portfolio of leading print catalogs and online retailing sites that sell home products and leisure and casual apparel, for approximately $715 million, principally in cash. Cornerstone Brands is reported in the U.S. segment of our Retailing sector.

        Set forth below are the contributions made by our various sectors, our emerging businesses and corporate expenses to consolidated revenue, operating income (loss) and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the years ended December 31, 2005 and 2004 (rounding differences may occur):

	Years Ended December 31,
	2005	Percentage of total	2004	Percentage of total
	(Dollars in millions)
Revenue:
Retailing	$3,050.9	53%	$2,247.9	54%
Services	1,753.9	30%	1,258.8	30%
Media & Advertising	213.5	4%	30.5	1%
Membership & Subscriptions	739.8	13%	671.5	16%
Emerging Businesses	29.9	1%	6.6	0%
Intersegment elimination	(34.2)	(1)%	(27.0)	(1)%

Total	$5,753.7	100%	$4,188.3	100%

	Years Ended December 31,
	2005	Percentage of total	2004	Percentage of total
		(Dollars in millions)
Operating Income (Loss):
Retailing	$221.1	64%	$144.7	(715)%
Services	247.2	72%	(39.6)	196%
Media & Advertising	7.7	2%	(47.1)	233%
Membership & Subscriptions	140.8	41%	97.9	(484)%
Emerging Businesses	(13.3)	(4)%	(5.0)	25%
Corporate and other	(259.3)	(75)%	(171.2)	845%

Total	$344.2	100%	$(20.2)	100%

	Years Ended December 31,
	2005	Percentage of total	2004	Percentage of total
	(Dollars in millions)
Operating Income Before Amortization:
Retailing	$282.3	42%	$199.0	47%
Services	316.5	47%	203.1	48%
Media & Advertising	30.5	5%	(13.3)	(3)%
Membership & Subscriptions	176.2	26%	139.8	33%
Emerging Businesses	(12.7)	(2)%	(1.1)	0%
Corporate and other	(124.4)	(19)%	(105.9)	(25)%

Total	$668.3	100%	$421.6	100%

Sources of Revenue

        For the years ended December 31, 2005 and 2004, the Retailing and Services sectors were our largest financial contributors. In Retailing, the majority of our revenue, operating income and Operating Income Before Amortization are derived from the sale of merchandise promoted through our television programming, in catalogs, via telephone or via the internet. We take ownership of and maintain inventory of most of the products we sell through the Retailing sector.

        Our Ticketing segment was the largest financial contributor to our Services sector for the years ended December 31, 2005 and 2004. Our Ticketing business is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell these tickets through a combination of websites, telephone services and ticket outlets.

        The results of our Lending, Real Estate, Teleservices and Home Services segments are also reflected in our Services sector. Our Lending and Real Estate businesses generally are compensated on a fee basis by the lenders, real estate brokers and agents who participate in our online exchange services, with direct lending operations principally deriving revenues from the origination and sale of various residential real estate loans in the secondary markets. Upon sale of the loan, the origination fees and costs are recognized as a component of the gain or loss on sale of loan. The origination and sale of various residential real estate loans occurs under two brand names, LendingTree Loans and Home Loan Center, which brand names are collectively referred to in this report as "LendingTree Loans." Our Home Services business is generally compensated on a fee basis by home service providers who participate in our services. Our Teleservices business is generally compensated on a fee basis, by large multi-national companies in a wide variety of industries, based on the level and type of services provided.

        Our Media & Advertising businesses offer information and services via the internet and are compensated directly and indirectly by advertisers generally based on performance and volume related measures.

        The results of our Vacations, Personals and Discounts segments are reflected in our Membership & Subscriptions sector. The revenue of our Vacations business is generated primarily from fees paid by members in connection with exchange and rental transactions and membership fees. Our Personals business offers its own services on a membership/subscription basis. The revenue of our Discounts business is generated from the sale of coupon books, discount offers and merchant promotions, as well as discount memberships and packages in published and online formats.

Channels of Distribution; Marketing Costs

        We market and offer our products and services directly to customers through branded websites, television programming, catalogs, telephone sales and membership programs, allowing our customers to transact directly with us in a convenient manner. We have made, and expect to continue to make, substantial investments in online and offline advertising to build and drive traffic to our brands and businesses.

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

        The cost of acquiring new customers through online and offline third party distribution channels has increased, particularly in the case of online channels as internet commerce continues to grow and competition in the segments in which IAC's businesses operate increases. Also, we continue to increase emphasis on retaining current customers. As a result, we expect sales and marketing expense as a percentage of revenue to continue to increase. While sales and marketing expense as a percentage of revenue increased to approximately 16% in 2005 from approximately 14% in 2004, Operating Income Before Amortization margin increased to 12% in 2005 from 10% in 2004.

Access to Supply

        Our various businesses provide supplier partners with important customer acquisition channels and we believe that the ability of our supplier partners to reach a large qualified audience through our services is a significant benefit. Many of our businesses, including our Retailing, Lending and Real Estate businesses, offer our customers the choice of multiple suppliers in one setting. While we aim to build and maintain strong relationships with our supplier partners, we may not succeed in these efforts and there is always the risk that certain supplier partners may not make their products and services available to us in the future, including suppliers of merchandise sold through our Retailing business, parties for whom we sell tickets through our Ticketing business, providers that participate in various services offered through our Lending and Real Estate businesses, and advertisers on the businesses within our Media & Advertising sector.

International Operations

        We continue to seek to expand the presence of certain of our brands and businesses abroad, particularly in Europe, and to a lesser extent in Asia, given the large consumer marketplace for the goods and services that our brands and businesses offer. Although newer foreign markets generally lag the U.S. in online adoption, we believe they generally exhibit similar characteristics of the U.S. in regards to customer acceptance of an online marketplace. As a percentage of total IAC revenue (which excludes revenue related to discontinued operations), international operations represented approximately 14%, 16% and 15% in 2005, 2004 and 2003, respectively. International revenue grew approximately 24% in 2005 from 2004, and the decrease in international revenue as a percentage of total IAC revenue is due to domestic revenue growing at an even faster rate during this time period.

Economic and Other Trends and Events; Industry Specific Factors

        Most of IAC's businesses are sensitive to the rate at which the purchase of products and services migrate online, as online transactions are generally processed with little or no incremental cost as compared to offline sales, thereby favorably impacting results. Historically, revenues have generally been more meaningfully impacted by the rate of online migration than by the rate at which the related industry grew. However, as our businesses have become larger, we are increasingly exposed to industry trends. See "Item 1A—Risk Factors" for further discussion on trends in the various industries in which our businesses operate.

Results of Operations for the Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

IAC Consolidated Results

        Revenue increased $1.6 billion, or 37%, as a result of revenue increases of $803.0 million, or 36%, from the Retailing sector, $495.2 million, or 39%, from the Services sector, $183.0 million, or 601%, from the Media & Advertising sector and $68.3 million, or 10%, from the Membership & Subscriptions sector. The revenue growth from the Retailing and Media & Advertising sectors were driven primarily by the acquisition of Cornerstone Brands on April 1, 2005 and the acquisition of IAC Search & Media on July 19, 2005, respectively. The increase in the Services sector was driven by significant growth at the Lending segment, particularly from closing loans in its own name, along with growth in the Lending exchange, as well as strong domestic concert and sporting event ticket sales and further international expansion at our Ticketing segment. The growth in Membership & Subscriptions was led by Personals, which increased worldwide subscribers by 21%.

        Gross profit increased $833.5 million, or 47%, reflecting improved results at the Retailing sector, which were primarily driven by the acquisition of Cornerstone Brands and the Services sector, which were primarily driven by the Lending and Ticketing results. The increase in gross profit also reflects the acquisition of IAC Search & Media and improved results in the Media & Advertising sector and to a lesser extent, improved results in the Membership & Subscriptions sector driven by the growth in Personals.

        Selling and marketing expense increased $373.0 million, or 65%. As a percentage of revenue, selling and marketing expense increased to 16% for 2005 from 14% in 2004. The increase in selling and marketing expense primarily reflects the impact of the Cornerstone Brands acquisition in the Retailing sector, increases at Lending and the impact of the IAC Search & Media acquisition in the Media & Advertising sector. The Lending segment experienced increased selling and marketing expense in order to build its brands through on-line and direct consumer advertising mediums. In addition, Personals experienced higher selling and marketing expenses relating primarily to the company's offline marketing campaigns in 2005.

        General and administrative expense increased $172.4 million, or 35%, due primarily to the inclusion of the results of Lending's loan origination operations, Cornerstone Brands and IAC Search & Media in the 2005 results, as well as the acquisition of ServiceMagic in September 2004. General and administrative expense also reflects increased employee costs at several operating segments due in part to increased head count in 2005. In addition, IAC incurred approximately $15.2 million of transaction expenses in connection with the Spin-Off in 2005.

        Depreciation expense increased $4.6 million, or 3%, due primarily to capital expenditures of $241.5 million during 2005 and various acquisitions, partially offset by certain fixed assets becoming fully depreciated during the year.

        Operating Income Before Amortization increased $246.7 million, or 59%, due primarily to the improved operating results at each of IAC's principal sectors and the acquisitions of Cornerstone Brands and IAC Search & Media in 2005.

        Operating income increased $364.5 million, reflecting the increase in Operating Income Before Amortization noted above. In addition, the comparison of operating income with the prior period is impacted by a 2004 impairment charge of $184.8 million related to Teleservices goodwill, a decrease in 2005 non-cash distribution and marketing expense of $1.3 million, an increase in 2005 non-cash compensation expense of $67.2 million, or 96%, and an increase in 2005 amortization of intangibles of $1.1 million, or 1%. The increase in non-cash compensation is due primarily to a $67.0 million charge related to the modification of vested stock options in connection with the Spin-Off and, to a lesser degree, non-cash compensation expense related to unvested stock options and restricted stock assumed in the IAC Search & Media and Cornerstone Brands acquisitions. These increases were partially offset by a reduction in non-cash compensation expense of $5.5 million due to the cumulative effect of a change in the Company's estimate related to the number of stock-based awards that are expected to vest.

        Interest income decreased $29.1 million in 2005 compared with 2004 as a result of a decrease in interest income earned on the VUE preferred securities, as these interests were sold on June 7, 2005, partially offset by higher interest rates earned during 2005. Interest expense increased $9.3 million in 2005 compared to 2004 primarily as a result of the impact of higher interest rates on interest rate swap arrangements, interest expense on the warehouse lines of credit at LendingTree Loans and interest expense on the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes").

        The Company realized a pre-tax gain in 2005 of $523.5 million from the sale of its common and preferred interests in VUE to NBC Universal on June 7, 2005. In addition, the Company realized equity income from its investment in VUE in 2005 of $22.0 million compared with $16.2 million in 2004. Equity income in 2005 includes IAC's share in VUE's results for the fourth quarter of 2004, which IAC had previously consistently recorded on a one-quarter lag, and IAC's share in VUE's results from January 1, 2005 through the date of sale.

        Equity in income of unconsolidated affiliates and other increased by $4.0 million due primarily to a $16.7 million gain on the sale of our minority interest share in the Italian home shopping operations, and a $4.6 million increase related to the change in fair value of the derivatives that were created in the Spin-Off due to IAC's obligation to deliver shares of both IAC and Expedia common stock upon the conversion of the Convertible Notes and the exercise of certain IAC warrants. These derivatives are marked to market each quarter with the change in fair value recorded as other income (loss). Additionally, there was a $9.2 million increase in the equity income of unconsolidated affiliates of HSN International primarily due to the earnings from Jupiter Shop Channel, a shopping channel in Japan. Partially offsetting these increases were increased realized losses related to marketable securities of $19.5 million ($15.0 million of these losses were deemed to be other-than-temporary as of the end of the first quarter 2005) and a $4.8 million decrease in foreign currency exchange gains. Losses deemed to be other-than-temporary related to marketable securities that were expected to be sold by the Company to fund its cash needs related to: the repurchase of 26.4 million shares of IAC common stock associated with the acquisition of IAC Search & Media; the acquisition of Cornerstone Brands; and the redemption of substantially all of IAC's preferred stock in connection with the Spin-Off.

        In 2005, the Company recorded a tax provision on continuing operations of $391.1 million which represents an effective tax rate of 39%. The 2005 tax rate is higher than the federal statutory rate of 35% due principally to state taxes and the amortization of non-deductible non-cash compensation. In 2004, the Company recorded a tax provision on continuing operations of $74.3 million which represents an effective tax rate of 56%. The 2004 rate is higher than the federal statutory rate of 35% due principally to the impairment of goodwill that is not deductible for tax purposes, state and local taxes, earnings in foreign jurisdictions taxed at rates higher than 35% and the amortization of non-deductible intangible assets, partially offset by the benefit of utilization of foreign tax credits.

        In 2005, the Joint Committee of Taxation completed its review and approved the audit settlement previously agreed to with the Internal Revenue Service ("IRS") for the years ended December 31, 1997 through 2000. The resolution of this IRS examination did not have a material effect on the Company's consolidated results of operations or its consolidated financial position. The IRS is currently examining the Company's tax returns for the years ended December 31, 2001 through 2003. The examination is expected to be completed in 2007. The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. The ultimate outcome of these tax contingencies could have a material effect on the Company's consolidated financial statements.

        Minority interest in the income of consolidated subsidiaries principally represents minority ownership of certain of Ticketmaster's international operations.

        In June 2005, the Company sold its 48.6% ownership interest in EUVÍA. During the second quarter of 2005, TV Travel Shop ceased the sale of third-party travel products through its broadcast programming. On August 9, 2005, IAC completed the Spin-Off of Expedia to its shareholders. In addition, during the second quarter of 2003, USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. Accordingly, the results of operations and statements of position of these businesses are presented as discontinued operations for all periods presented. Income from discontinued operations in 2005 was $207.6 million, principally due to the income of Expedia through August 8, 2005 and the results of EUVÍA through June 2, 2005, as well as a tax benefit of $62.8 million related to the write-off of the investment in TV Travel Shop. Additionally, the Company recognized a gain on the sale of EUVÍA of $70.2 million, net of tax. Income from discontinued operations in 2004 was $110.0 million, principally due to the income of Expedia and EUVÍA, partially offset by losses at TVTS, including a $32.7 million impairment charge, as well as an adjustment in the second quarter of 2004 to the deferred tax liability of our investment in Styleclick, Inc. to reflect minority interest, which resulted in a reduction of a tax benefit recorded in 2002 when the deferred tax liabilities of our investment in Styleclick, Inc. were originally reversed.

        In addition to the discussion of consolidated results, the following is a discussion of the results of each sector.

	Years Ended December 31,
	2005	2004	Growth
	(Dollars in millions, rounding differences may occur)
Revenue:
Retailing:
U.S.	$2,671.0	$1,905.9	40%
International	379.9	342.0	11%

Total Retailing	3,050.9	2,247.9	36%
Services:
Ticketing	950.2	768.2	24%
Lending	367.8	159.3	131%
Real Estate	57.6	30.4	89%
Teleservices	337.4	293.9	15%
Home Services	41.0	6.9	494%

Total Services	1,753.9	1,258.8	39%
Media & Advertising	213.5	30.5	601%
Membership & Subscriptions:
Vacations	272.8	256.8	6%
Personals	249.5	198.0	26%
Discounts	219.0	217.9	0%
Intra-sector elimination	(1.5)	(1.3)	(11)%

Total Membership & Subscriptions	739.8	671.5	10%
Emerging Businesses	29.9	6.6	353%
Intersegment elimination	(34.2)	(27.0)	(27)%

Total	$5,753.7	$4,188.3	37%

	Years Ended December 31,
	2005	2004	Growth
	(Dollars in millions, rounding differences may occur)
Operating Income (Loss):
Retailing:
U.S.	$216.7	$141.7	53%
International	4.5	3.0	49%

Total Retailing	221.1	144.7	53%
Services:
Ticketing	189.9	137.9	38%
Lending	55.3	4.4	1,161%
Real Estate	(29.5)	(12.0)	(147)%
Teleservices	22.6	(167.7)	NM
Home Services	8.9	(2.2)	NM

Total Services	247.2	(39.6)	NM
Media & Advertising	7.7	(47.1)	NM
Membership & Subscriptions:
Vacations	85.5	65.0	32%
Personals	44.1	18.8	134%
Discounts	11.2	14.0	(21)%

Total Membership & Subscriptions	140.8	97.9	44%
Emerging Businesses	(13.3)	(5.0)	(167)%
Corporate and other	(259.3)	(171.2)	(51)%

Total	$344.2	$(20.2)	NM

	Years Ended December 31,
	2005	2004	Growth
	(Dollars in millions, rounding differences may occur)
Operating Income Before Amortization:
Retailing:
U.S.	$276.6	$194.7	42%
International	5.8	4.3	34%

Total Retailing	282.3	199.0	42%
Services:
Ticketing	218.7	164.3	33%
Lending	80.6	26.1	209%
Real Estate	(16.7)	(4.6)	(260)%
Teleservices	22.6	17.1	33%
Home Services	11.2	0.3	3,799%

Total Services	316.5	203.1	56%
Media & Advertising	30.5	(13.3)	NM
Membership & Subscriptions:
Vacations	110.7	90.2	23%
Personals	47.9	27.6	74%
Discounts	17.5	22.0	(20)%

Total Membership & Subscriptions	176.2	139.8	26%
Emerging Businesses	(12.7)	(1.1)	(1,103)%
Corporate and other	(124.4)	(105.9)	(17)%

Total	$668.3	$421.6	59%

Operating Income Before Amortization as a percentage of revenue	12%	10%

Retailing

        Revenue, Operating Income Before Amortization and operating income for the Retailing sector increased year-over-year primarily due to the inclusion of Cornerstone Brands, which was acquired on April 1, 2005. Retailing U.S. also includes HSN, which had modest year-over-year revenue growth.

  U.S.

        Revenue grew 40% to $2.7 billion, principally reflecting Cornerstone Brands as well as strong online sales growth at HSN.com. Revenue benefited from a 12% increase in average price point and a 25% increase in units shipped, partially offset by a 30 basis point increase in return rates. Excluding the results of Cornerstone Brands, HSN's revenue growth was 6% in 2005 compared with 2004 as a result of a 3% increase in units shipped and a 4% increase in average price point, partially offset by a 20 basis point increase in return rates. Overall, HSN's product mix shifted in 2005 with decreased sales of Jewelry and Health and Beauty and increased sales of Ready to Wear, Home-Hard Goods and Home Fashions.

        Operating Income Before Amortization grew 42% to $276.6 million, due primarily to the higher revenues noted above and an increase in gross profit margins of 110 basis points, partially offset by an increase in return rates. Although Retailing U.S. benefited from higher gross margins at Cornerstone Brands, gross margins at HSN declined 60 basis points principally due to increased shipping and handling promotions. Other operating efficiencies were partially offset by the inclusion of Cornerstone Brands, as catalogs typically have relatively higher operating expenses. Higher return rates impact both revenue and gross margins, as higher returns result in higher warehouse processing costs and higher inventory mark-downs for goods that are not resalable at full retail price. The impact of the increase in overall return rates on gross profit was $3.8 million. The 2005 results were also favorably impacted by a $5.8 million adjustment to certain accrued liabilities in 2005. The 2004 results were unfavorably impacted by a $3.5 million impairment charge related to the closure of a warehouse facility in Salem, VA and favorably impacted by the reversal of a reserve of $2.5 million as a result of the final resolution of a legal dispute.

        Operating income grew 53% to $216.7 million due to the increase in Operating Income Before Amortization described above, partially offset by a $6.5 million increase in amortization of intangibles primarily resulting from the acquisition of Cornerstone Brands and a $0.4 million increase in amortization of non-cash compensation expense.

        Year-over-year sales growth declined in 2005 primarily due to execution, certain key personnel gaps and distractions related to the Cornerstone Brands acquisition. We are taking steps that we believe will address these issues in 2006 but we do not expect those efforts to bear fruit in the beginning part of the year.

  International

        Revenue grew 11% to $379.9 million due primarily to revenue growth across nearly all product lines at HSE-Germany and increased online sales. Foreign exchange had little impact on the results for the full year. Weakness in the Wellness product line negatively impacted the 2004 results.

        Operating Income Before Amortization and operating income increased 34% and 49% to $5.8 million and $4.5 million, respectively, reflecting the revenue growth in HSE-Germany noted above as well as lower depreciation expense as certain fixed assets became fully depreciated during the year. Offsetting the increase in revenue noted above is a decrease in gross profit margins by 70 basis points and an unfavorable arbitration settlement in the second quarter 2005 related to a former Spanish language service. The decrease in gross profit margins is primarily due to margin declines in certain categories as well as a shift in product mix as compared to the prior year, partially offset by a decrease in customer fulfillment costs. Favorably impacting the 2004 results was a settlement received on an uncollectible receivable that previously had been written off.

        In June 2005, the Company sold its 48.6% ownership interest in EUVÍA. Accordingly, the results of operations, statements of position and cash flows of EUVÍA are presented as discontinued operations for all periods presented.

Services

        Revenue, Operating Income Before Amortization and operating income for the Services sector increased in 2005, driven primarily by significant growth at LendingTree, particularly from closing loans in its own name along with growth from the Lending exchange, as well as strong domestic growth in concert and sporting event ticket sales and further international expansion in our Ticketing segment. The segment formerly known as Financial Services and Real Estate has been reported as separate segments, Lending and Real Estate, with effect from the third quarter of 2005. Financial information for prior periods has been reclassified to conform to this new segment presentation.

        In addition to the operating segment results discussed below, the Services sector includes the results of the Home Services operating segment as noted on pages 42 through 43. Home Services includes ServiceMagic which was acquired in September 2004. ServiceMagic acquired ImproveNet in August 2005 and these two businesses have integrated their operations.

  Ticketing

        Revenue grew 24% to $950.2 million driven by increases in both domestic and international revenue as total worldwide tickets sold increased by 21% over the prior year. Domestic revenue increased by 21% due primarily to the strength in the U.S. concert season and solid sporting event ticket sales in 2005, along with a 4% increase in average domestic revenue per ticket. The increase in average domestic revenue per ticket resulted from higher convenience and processing fees due in part to the higher mix of live music and sporting events. International revenue increased by 33%, or 31% excluding the impact of foreign exchange, due primarily to Ticketmaster's purchase of the remaining interest in its Australian joint venture in April 2005, strong ticket sales in Canada, as well as increased revenues from acquisitions in Sweden and Finland completed in the second half of 2004. These effects on international revenue were partially offset by the absence of non-recurring license income related to the Athens 2004 Summer Olympics.

        Operating Income Before Amortization and operating income increased 33% and 38% to $218.7 million and $189.9 million, respectively, growing at a faster rate than revenue due primarily to operational efficiencies resulting from increased ticket volume, increased average revenue per ticket and sales distribution efficiencies. In addition, increased cross-selling on behalf of IAC businesses favorably impacted profits in 2005. These increases were partially offset by higher domestic ticket royalties as a percentage of revenue and increased costs associated with the development and support of ticketing technology. We expect to continue to experience higher operating costs in certain areas, including the development and support of ticketing technology. Domestic ticketing royalties are also expected to continue to increase as a percentage of revenue. Operating Income Before Amortization in 2004 benefited from the favorable resolution of non-income tax contingencies of $5.0 million. Further, operating income in 2005 was negatively impacted by a $2.6 million increase in amortization of intangibles related to recent acquisitions.

  Lending

        Revenue grew 131% to $367.8 million driven primarily by revenue from the sale of loans and an increase in revenue from loans closed. LendingTree's strategy to close in its own name a portion of the loans sourced through the LendingTree exchange began in December 2004 with the acquisition of LendingTree Loans. The addition of this business resulted in a substantial increase in revenue per closing. Volumes and revenues from refinance mortgages were strong and refinance increased as a percentage of revenue from the prior year period. Revenue from home equity loans grew strongly over the prior year period, while revenue from home purchase loans showed a more modest increase. Revenue growth was also favorably impacted by price increases on the LendingTree exchange during 2005. The dollar value of closed loans in 2005 increased 22% to $34.7 billion. This includes refinance mortgages of $19.8 billion, purchase mortgages of $8.0 billion and home equity loans of $5.8 billion. The dollar value of closed loans in 2004 was $28.5 billion, including refinance mortgages of $14.8 billion, purchase mortgages of $6.4 billion and home equity loans of $6.1 billion.

        Operating Income Before Amortization increased 209% to $80.6 million in 2005, growing at a faster rate than revenue due primarily to a decrease in marketing costs as a percentage of revenue. This increase was offset in part by higher overhead costs incurred as a result of infrastructure changes resulting from direct lending operations, higher costs of originating, funding and closing loans and an accrual related to an adverse legal judgment of $5.8 million.

        Operating income increased to $55.3 million in 2005 primarily due to the increase in Operating Income Before Amortization described above and a $0.8 million decrease in amortization of non-cash compensation expense, partially offset by a $4.5 million increase in amortization of intangibles.

        There are well-known indications that the overall mortgage market is currently facing a contraction. Such market conditions typically pressure margins, marketing costs and certain other elements of the lending business. While we expect to feel some near-term impact from these conditions, we believe these conditions also create opportunities for us to gain market share, as we have done previously in a contracting market.

  Real Estate

        Revenue grew 89% to $57.6 million primarily due to a 38% increase in closings (in dollars) driven by the acquisition of iNest in October 2004 and growth in the Company's other real estate businesses.

        Operating Income Before Amortization loss increased 260% to $16.7 million reflecting increased marketing costs relating to RealEstate.com, higher customer rebates for real estate closings and increases in overhead costs incurred as a result of the growth of the overall Real Estate business. Results reflect, in part, the early stage development of products and services, higher marketing spending and startup costs in connection with the company's anticipated launch of a brokerage business.

        Operating loss increased 147% to $29.5 million in 2005 primarily due to the increase in Operating Income Before Amortization loss described above, a $5.4 million increase in amortization of intangibles and a $0.1 million increase in amortization of non-cash compensation expense.

  Teleservices

        Revenue grew 15% to $337.4 million in 2005 driven primarily by growth in new business, as well as existing client programs, both domestically and internationally.

        Operating Income Before Amortization increased by 33% to $22.6 million, growing at a faster rate than revenue due primarily to certain favorable adjustments to benefit accruals in 2005 and lower depreciation expense. Gross margins increased in the second half of the year as the company realized the benefits of volume and margin expansion in new business. In addition, during the year the company incurred new global contact center start-up costs, the full benefit of which is expected to be realized in future periods.

        Operating income increased to $22.6 million in 2005 from an operating loss of $167.7 million in 2004 primarily due to a goodwill impairment charge of $184.8 million recognized in 2004. In addition, operating income reflects the increase in Operating Income Before Amortization described above.

        Revenue for the year ended December 31, 2005 and 2004 includes $29.2 million and $23.3 million, respectively, for services provided to other IAC businesses, including certain businesses currently presented in discontinued operations.

Media & Advertising

        Media & Advertising consists of the results of Citysearch, Evite and IAC Search & Media (since its acquisition on July 19, 2005).

        Revenue grew 601% to $213.5 million, primarily due to increased revenue from the acquisition of IAC Search & Media as well as increased traffic at Citysearch which favorably impacted its pay-for-performance revenue.

        Operating Income Before Amortization improved to $30.5 million in 2005 from a loss of $13.3 million in 2004 primarily driven by the IAC Search & Media acquisition. Additionally, Citysearch continues to benefit from increased revenue along with cost cutting initiatives which have led to reduced operating costs and positive Operating Income Before Amortization for the year.

        Operating income improved to $7.7 million in 2005 from a loss of $47.1 million in 2004 primarily due to the increase in Operating Income Before Amortization described above. In addition, benefiting operating income in 2005 is a $33.2 million decrease in amortization of intangibles primarily resulting from certain Citysearch intangibles becoming fully amortized in 2004, partially offset by the increase of $22.6 million in amortization of intangibles resulting from the IAC Search & Media acquisition, as well as a $0.4 million decrease in non-cash distribution and marketing expense. This was Citysearch's first ever profitable year.

        Comparing IAC Search & Media's results on a standalone, full year-over-year basis, IAC Search & Media revenue increased 42% compared to the prior year period. Revenue growth was primarily driven by acquisitions made by IAC Search & Media in the second half of 2004 and increased volume through syndication partnerships, as well as an increase in search queries in North America, partially offset by declines in non-search advertising revenue. Initiatives such as the reduced number of sponsored links on Ask.com launched in August 2005 had an adverse impact on revenue growth and operating income in the second half of 2005, as anticipated, and are expected to continue to adversely impact revenues and margins in the near-term. IAC Search & Media profit margins were also adversely impacted by increased marketing expense and higher revenue share payments to third party traffic sources.

        The Company expects to make significant investments in IAC Search & Media in order to enhance its competitive position. Such investments include, but are not limited to, advertising and marketing expense, product development expense, and technology and infrastructure to support Ask.com and its other web properties, as well as the development of an expanded advertising sales infrastructure. IAC Search & Media does not expect to grow profits in 2006 as it is making these investments.

Membership & Subscriptions

        Membership & Subscriptions sector results were led by record revenue and profits at the Personals segment and improved performance in Vacations. Discounts had disappointing results as its fundraising business struggled during its seasonally strongest fourth quarter.

  Vacations

        Vacations grew revenue by 6% to $272.8 million, driven by increased membership revenue, higher average fees and increased confirmed vacations as compared to the prior year. Total active members increased 5% to 1.8 million.

        Operating Income Before Amortization and operating income grew by 23% and 32% to $110.7 million and $85.5 million, respectively, due primarily to the higher revenue noted above, higher gross margins which were impacted by decreased call center costs as more vacations were confirmed online and lower depreciation expense. Vacations confirmed online were 21% during 2005 compared with 18% in 2004.

  Personals

        Revenue grew 26% to $249.5 million, reflecting a 21% increase in worldwide paid subscribers to 1.2 million and an increase in the average revenue per paid subscriber due to higher package prices implemented in early 2005. International subscribers grew 14% over the prior year driven by expansion in several markets, most notably in Scandinavia, Latin America and France.

        Operating Income Before Amortization increased 74% to $47.9 million in 2005, growing at a faster rate than revenue due primarily to operating efficiencies as well as a decrease in depreciation expense. This increase is partially offset by higher customer acquisition costs relating primarily to the company's off-line marketing campaign which began in the first quarter 2005, increased online marketing expense as well as start-up costs in connection with Chemistry.com, a premium relationship service launched in the third quarter of 2005. Negatively impacting the 2004 results were charges related to management transition and the elimination of certain non-core business lines.

        The increase in operating income of 134% to $44.1 million reflects an increase in Operating Income Before Amortization described above and a $4.3 million decrease in amortization of intangibles which resulted from certain intangibles becoming fully amortized in 2004 and early 2005 and a $0.7 million decrease in non-cash distribution and marketing expense.

  Discounts

        Revenue remained essentially flat in 2005 due primarily to disappointing local coupon book sales through schools and community groups. This impact was slightly more than offset by online and direct sales.

        Operating Income Before Amortization declined 20% to $17.5 million, primarily due to higher product and other operating costs, including advertising and promotional efforts and depreciation expense.

        Operating income decreased 21% to $11.2 million in 2005, primarily due to the decrease in Operating Income Before Amortization noted above, partially offset by a $1.6 million decrease in amortization of intangibles.

Corporate and Other

        Corporate operating expenses in 2005 were $259.3 million compared with $171.2 million in 2004, of which $134.8 million and $65.2 million relate to amortization of non-cash compensation in 2005 and 2004, respectively. The increase in amortization of non-cash compensation was principally due to a $67.0 million charge related to the modification of vested stock options in connection with the Spin-Off. To a lesser degree, amortization of non-cash compensation expense increased due to expense related to unvested stock options and restricted stock assumed in the IAC Search & Media and Cornerstone Brands acquisitions. These increases were partially offset by a reduction in amortization of non-cash compensation expense of $5.5 million due to the cumulative effect of a change in the Company's estimate related to the number of stock-based awards that are expected to vest. Amortization of non-cash compensation related to equity awards assumed in acquisitions is recorded over the remaining vesting period of the equity awards and therefore will decline over time as the awards vest. In addition, Corporate operating expenses include $15.2 million related to transaction expenses incurred in 2005 associated with the Spin-Off.

Results of Operations for the Year Ended December 31, 2004 compared to the Year Ended December 31, 2003

	Years Ended December 31,
	2004	Percentage of total	2003	Percentage of total
	(Dollars in millions)
Revenue:
Retailing	$2,247.9	54%	$2,112.1	55%
Services	1,258.8	30%	1,093.3	29%
Media & Advertising	30.5	1%	28.7	1%
Membership & Subscriptions	671.5	16%	608.2	16%
Emerging Businesses	6.6	0%	—	0%
Intersegment elimination	(27.0)	(1)%	(18.8)	0%

Total	$4,188.3	100%	$3,823.5	100%

	Years Ended December 31,
	2004	Percentage of total	2003	Percentage of total
	(Dollars in millions)
Operating (Loss) Income:
Retailing	$144.7	(715)%	$120.9	87%
Services	(39.6)	196%	112.5	81%
Media & Advertising	(47.1)	233%	(69.8)	(51)%
Membership & Subscriptions	97.9	(484)%	95.5	69%
Emerging Businesses	(5.0)	25%	(5.9)	(4)%
Corporate and other	(171.2)	845%	(114.8)	(83)%

Total	$(20.2)	100%	$138.3	100%

	Years Ended December 31,
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

        Selling and marketing expense increased $84.3 million, or 17%. As a percentage of revenue, selling and marketing expense increased to 14% in 2004 from 13% in 2003 reflecting, in part, the impact of acquisitions, as LendingTree generally had higher selling and marketing expenses as a percentage of revenue than IAC overall.

        General and administrative expense increased $50.7 million, or 11%, due primarily to the inclusion of the full year of LendingTree and Entertainment Publications in the 2004 results.

        The 2004 restructuring charge, included in general and administrative expense, was principally comprised of asset impairments and severance costs related to the shut down of HSN's Salem, VA facility as HSN migrated certain operations to its new fulfillment center in Tennessee and severance and other costs associated with the elimination of certain non-core business lines at the Personals segment. These charges were partially offset by the reversal of reserves related primarily to the favorable resolution of a contractual arrangement with a supplier, as well as the settlement of an uncollectible receivable that had been written off in 2003 related to the restructuring of HSN's U.K. offices. The 2003 restructuring charge, included in general and administrative expense, principally consisted of a write-off of a receivable from the 2002 restructuring of HSN's U.K. offices, facility closure costs at uDate's Derby, U.K. facility as the back-office operations of uDate were combined with Match International, and costs related to employee terminations due principally to the decline in the teleservicing market that resulted in excess capacity. Such 2003 restructuring charges were offset by the reversals of contingent costs for terminated employees, which were no longer probable of occurrence.

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

        In the fourth quarter of 2004, the Company recorded an impairment charge related to the write-down to the goodwill of the Teleservices segment of $184.8 million which was recorded as a component of operating income in the accompanying consolidated statement of operations. The write-down was determined by comparing the fair value of the business and the implied value of the goodwill with the carrying amounts on the balance sheet. The write-down primarily resulted from competition and macroeconomic factors which negatively impacted industry valuations. The goodwill impairment charge recorded in 2004 resulted from the Company's annual impairment review for goodwill and intangible assets, which took place in the fourth quarter in connection with the preparation of its year-end financial statements.

        Operating income decreased $158.5 million, or 115%, reflecting the goodwill impairment charge of $184.8 million noted above, as well as increased non-cash compensation of $37.9 million, or 117%, partially offset by a decrease in amortization of intangibles of $1.3 million, or 1%, and a decrease in non-cash distribution and marketing expense of $8.2 million, or 86%. This net increase in expenses offset the increase in Operating Income Before Amortization discussed above. The increase in non-cash compensation principally resulted from expense recognized on modifications made to certain equity awards as well as expense related to restricted stock units granted by IAC. In addition, non-cash compensation expense includes a full year of expense related to unvested stock options and restricted stock assumed in various acquisitions. This non-cash compensation relating to equity awards assumed in acquisitions is recorded over the remaining vesting period of the equity awards and therefore will decline over time as the awards vest. The decrease in the amortization of non-cash distribution and marketing expense related primarily to amounts recognized by Ticketmaster, Citysearch and Match.com related to barter arrangements, which expired in March 2004, for distribution secured from third parties.

        Interest income increased $22.7 million in 2004 compared with 2003 as a result of higher interest rates and increased interest income from the VUE preferred securities. Interest expense decreased $11.7 million in 2004 compared to 2003 due primarily to the repurchase in 2003 of $92.2 million of the Company's 6 3/4% Senior Notes issued in 1998, as well as the impact of interest rate swap arrangements entered into in late 2003 and 2004 which effectively changed the interest rate on a portion of the Company's debt.

        The Company realized equity income from its investment in VUE in 2004 of $16.2 million compared with a loss in 2003 of $224.5 million. During the first quarter of 2003, IAC received the audited financial statements of VUE for the year ended December 31, 2002, which disclosed that VUE had recorded an impairment charge for goodwill and intangible assets and other long-lived assets of $4.5 billion in the period May 7, 2002 to December 31, 2002 based upon VUE management's review of the estimated fair value of VUE as of December 31, 2002. Because of delays in VUE's financial reporting, IAC recorded its 5.44% proportionate share of the results of VUE on a one-quarter lag. The charge taken by IAC in the first quarter of 2003 was approximately $245 million, before a tax benefit of $96 million.

        Equity in the income of unconsolidated affiliates and other income (expense) increased by $23.3 million due primarily to a $10.9 million increase in the equity income of unconsolidated subsidiaries of HSN International, including TVSN and Jupiter Shop Channel, an increase in foreign currency exchange gains and losses on the repurchase of bonds of $8.6 million recorded in the 2003 period.

        In 2004, the Company recorded a tax provision on continuing operations of $74.3 million which represented an effective tax rate of 56%. The 2004 rate was higher than the federal statutory rate of 35% due principally to the impairment of goodwill that was not deductible for tax purposes, state and local taxes, earnings in foreign jurisdictions taxed at rates higher than 35% and the amortization of non-deductible intangible assets, partially offset by the benefit of utilization of foreign tax credits. In 2003, the Company recorded a tax benefit on continuing operations of $24.2 million which represented an effective tax rate of 320%. The 2003 rate was higher than the federal statutory rate of 35% due principally to the reversal of valuation allowances, tax-exempt income, utilization of foreign tax credits and a decrease in deferred tax liabilities due to a change in the effective state tax rate. The reversal of valuation allowances in 2003 was based on an assessment that it was probable that the related tax benefits would be realized. The effective state tax rate decreased as a result of IAC's mergers with its formerly publicly traded subsidiaries in 2003 and the Vivendi transaction in 2002. Partially offsetting these decreases in income taxes were earnings in foreign jurisdictions that were taxed at rates higher than 35% and amortization of non-deductible intangible assets.

        Minority interest in the income of consolidated subsidiaries in 2004 principally represented minority ownership in certain international operations of Ticketmaster. Minority interest in the income of consolidated subsidiaries in 2003 primarily represents minority ownership in certain international operations of Entertainment Publications, Ticketmaster and HSE-Germany.

        Income from discontinued operations, net of tax in 2004 and 2003 was $110.0 million and $156.7 million, respectively. Income from discontinued operations, net of tax in 2004 was principally due to the income of Expedia and EUVÍA, partially offset by losses at TV Travel Shop, including a $32.7 million impairment charge, as well as an adjustment in the second quarter of 2004 to the deferred tax liability of our investment in Styleclick to reflect minority interest, which resulted in a reduction of a tax benefit recorded in 2002 when the deferred tax liabilities of our investment in Styleclick were originally reversed. Income from discontinued operations, net of tax in 2003 was principally due to the income of Expedia and EUVÍA as well as a tax benefit recognized due to the shut-down of Styleclick.

        In addition to the discussion of consolidated results, the following is a discussion of the results of each sector.

	Years Ended December 31,
	2004	2003	Growth
	(Dollars in millions, rounding differences may occur)
Revenue:
Retailing:
U.S.	$1,905.9	$1,763.7	8%
International	342.0	348.4	(2)%

Total Retailing	2,247.9	2,112.1	6%
Services:
Ticketing	768.2	743.2	3%
Lending	159.3	48.6	228%
Real Estate	30.4	7.2	325%
Teleservices	293.9	294.3	0%
Home Services	6.9	N/A	N/A

Total Services	1,258.8	1,093.3	15%
Media & Advertising	30.5	28.7	6%
Membership & Subscriptions:
Vacations	256.8	222.8	15%
Personals	198.0	185.3	7%
Discounts	217.9	201.5	8%
Intra-sector elimination	(1.3)	(1.4)	9%

Total Membership & Subscriptions	671.5	608.2	10%
Emerging Businesses	6.6	—	N/A
Intersegment elimination	(27.0)	(18.8)	(43)%

Total	$4,188.3	$3,823.5	10%

	Years Ended December 31,
	2004	2003	Growth
	(Dollars in millions, rounding differences may occur)
Operating (Loss) Income:
Retailing:
U.S.	$141.7	$117.5	21%
International	3.0	3.4	(12)%

Total Retailing	144.7	120.9	20%
Services:
Ticketing	137.9	116.5	18%
Lending	4.4	(11.6)	NM
Real Estate	(12.0)	(4.8)	(148)%
Teleservices	(167.7)	12.5	NM
Home Services	(2.2)	N/A	N/A

Total Services	(39.6)	112.5	NM
Media & Advertising	(47.1)	(69.8)	33%
Membership & Subscriptions:
Vacations	65.0	41.0	59%
Personals	18.8	14.1	33%
Discounts	14.0	40.4	(65)%

Total Membership & Subscriptions	97.9	95.5	2%
Emerging Businesses	(5.0)	(5.9)	16%
Corporate and other	(171.2)	(114.8)	(49)%

Total	$(20.2)	$138.3	(115)%

	Years Ended December 31,
	2004	2003	Growth
	(Dollars in millions, rounding differences may occur)
Operating Income Before Amortization:
Retailing:
U.S.	$194.7	$168.3	16%
International	4.3	4.7	(9)%

Total Retailing	199.0	173.0	15%
Services:
Ticketing	164.3	144.5	14%
Lending	26.1	3.1	728%
Real Estate	(4.6)	(2.0)	(138)%
Teleservices	17.1	12.5	37%
Home Services	0.3	N/A	N/A

Total Services	203.1	158.2	28%
Media & Advertising	(13.3)	(19.9)	33%
Membership & Subscriptions:
Vacations	90.2	66.2	36%
Personals	27.6	31.0	(11)%
Discounts	22.0	46.1	(52)%

Total Membership & Subscriptions	139.8	143.3	(2)%
Emerging Businesses	(1.1)	(3.8)	72%
Corporate and other	(105.9)	(83.9)	(26)%

Total	$421.6	$366.9	15%

Operating Income Before Amortization as a percentage of revenue	10%	10%

Retailing

        Revenue, Operating Income Before Amortization and operating income for the Retailing sector increased year over year due to improved results at HSN U.S. offset partially by declines at HSE-Germany.

  U.S.

        Revenue grew 8% to $1.9 billion, primarily as a result of a 10% increase in average price point and a 150 basis point decline in return rates, partially offset by a 3% decrease in units shipped. As part of this growth, HSN.com increased revenues by 21% over the prior year. Overall, the product mix shifted from 2003 with a decrease in sales of Jewelry and increased sales of Health and Beauty and Home Fashions in 2004. This shift increased the average price point, as Home Fashions, which comprise a wide array of items such as home furnishings and accessories and cookware, generally carry higher sales prices and lower return rates, as compared to Jewelry. In addition, the average price point increased for most product categories year over year.

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

  International

        Revenue decreased 2% to $342.0 million in U.S. dollars, 11% on a local currency basis, due primarily to decreases at HSE-Germany due to the poor results of the Wellness product line compared to 2003.

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

Services

        Revenue and Operating Income Before Amortization for the Services sector increased year over year due to the inclusion of the full year results of LendingTree, which was acquired in August 2003, improved results at the Ticketing segment and the inclusion of Home Services, which was acquired in September 2004. Operating income decreased from 2003 due primarily to a fourth quarter goodwill impairment charge of $184.8 million recorded at the Teleservices segment.

  Ticketing

        Revenue grew 3% to $768.2 million, reflecting a 4% increase in the average revenue per ticket, partially offset by a 2% decrease in the number of tickets sold. The increase in average revenue per ticket resulted from favorable exchange rates from foreign markets and higher convenience and processing fees. The decrease in the number of tickets sold was due primarily to the weakness in domestic concert ticket sales and the effects of the NHL lockout. International revenue increased 28%, 17% on a local currency basis, due primarily to the acquisition in Sweden in the second half of 2004, increased sales in the United Kingdom and Ireland and the Athens 2004 Summer Olympics license fee.

        Operating Income Before Amortization increased 14% to $164.3 million, reflecting the increase in revenues and increased distribution efficiencies, which were mostly offset by higher depreciation expense, cost of technology and ticket royalties. As the company continued to develop enhanced products to sell more tickets for its clients, technology expenses increased; ticket royalties also increased as a percentage of revenue. Through 2004, the company offset these increases with other distribution efficiencies. Operating Income Before Amortization in 2004 and 2003 benefited from the favorable resolution of non-income tax contingencies of $5.0 million and $3.7 million, respectively.

        Operating income increased 18% to $137.9 million, reflecting the increase in Operating Income Before Amortization described above as well as a $0.8 million decrease in the amortization of intangibles and a $0.7 million decrease in non-cash distribution and marketing expense.

  Lending

        Lending consisted of a portion of the results of LendingTree, from the date it was acquired in August 2003, and the brands and businesses it operates. As a point of comparison, the discussion below compares the results of this segment for 2004 to the full year period in 2003.

        Revenue increased 10% to $159.3 million in 2004 as compared to 2003 as the company continued to grow its non-refinance mortgages business. As expected, a rising interest rate environment in 2004 caused a shift towards lending products other than refinance mortgages, LendingTree's primary product in 2003. The company reported a 108% increase in revenue from purchase mortgages and a 17% increase in revenue from home equity loans. These revenue increases were partially offset by a 39% decrease in revenue from refinance mortgage activity. The increase in other service revenue primarily relates to the acquisition of GetSmart in December 2003 and LendingTree Loans in December 2004.

        The number and dollar value of closed loans decreased year over year, reflecting the expected impact caused by the drop off in refinance mortgage activity from late 2003 and throughout 2004. This impact was offset in part by the higher mix of purchase mortgage closings in 2004, which have higher per-transaction values than other products

  Real Estate

        Real Estate consists of several brands, including Real Estate.com, and is part of LendingTree, which was acquired in August 2003. As a point of comparison, the discussion below compares the results of this segment for 2004 to the full year period in 2003.

        Real Estate revenue increased 101% to $30.4 million in 2004 as compared to 2003 primarily due to increases in closed real estate transactions by consumers and the addition of iNest acquired October 2004.

  Teleservices

        Revenue remained comparable to the prior year despite the loss of two key clients that ceased to outsource outbound call volume. The company was able to partially offset these revenue losses in 2004 by increases in existing client programs and new business. PRC and the industry continued to face significant pricing pressure and increased competition during 2004.

        Operating Income Before Amortization increased $4.6 million, or 37%, to $17.1 million due to lower operating expenses, including lower depreciation expense and fixed costs, as management continued to focus on improving operating efficiencies. These savings were partially offset by lower contribution margins due to pricing pressures during 2004.

        Operating (loss) income decreased by $180.2 million to a loss of $167.7 million due primarily to a fourth quarter goodwill impairment charge of $184.8 million which was recorded as a component of operating income (loss) in the accompanying consolidated statement of operations. The write-down was determined by comparing the fair value of the business and the implied value of the goodwill with the carrying amounts on the balance sheet. The write-down primarily resulted from continued competition and macroeconomic factors which negatively impacted industry valuations. The goodwill impairment charge recorded in 2004 resulted from the Company's annual impairment review for goodwill and intangible assets, which took place in the fourth quarter in connection with the preparation of our year-end financial statements. The impairment charge was partially offset by the increase in Operating Income Before Amortization described above. In addition, during 2003 the company recorded a pretax charge of $2.1 million related to real estate and software write-downs which positively impacts year over year comparisons.

        Revenue for 2004 and 2003 included $23.3 million and $17.8 million, respectively, for services provided to other IAC businesses, including certain of the businesses currently presented in discontinued operations.

Media & Advertising

        Revenues increased $1.8 million, or 6%, to $30.5 million, primarily due to improved results at Evite. Citysearch's revenues remained flat due to the shift of its business model from building websites for local businesses for an annual fee to the introduction of a new Pay-For-Performance business model in June 2003. The Pay-For-Performance business built momentum throughout 2004 resulting in increased revenues for Citysearch in the second half of 2004 driven by both the addition of new Pay-for-Performance merchants and increased traffic.

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

  Discounts

        Revenue grew 8% to $217.9 million in 2004 due to the inclusion of the full year results of Entertainment Publications which was acquired in March 2003.

        Operating Income Before Amortization and operating income decreased 52% and 65%, respectively, to $22.0 million and $14.0 million, respectively, due to weakness in the company's core fundraising channels. Entertainment Publications' results are significantly seasonal with the majority of its profitability experienced in the fourth quarter. In addition, Operating Income Before Amortization and operating income were negatively impacted by the sale of Entertainment Publications' Australian and New Zealand operations in August 2003, which contributed $5.6 million in Operating Income Before Amortization and operating income in 2003.

Corporate and Other

        Corporate operating expenses in 2004 were $171.2 million compared with $114.8 million in 2003, of which $65.2 million and $30.9 million relate to non-cash compensation in 2004 and 2003, respectively. The increase in non-cash compensation principally resulted from expense recognized on modifications made to certain equity awards as well as expense related to restricted stock units granted by IAC, which became IAC's primary form of stock-based compensation beginning in 2003. In addition, non-cash compensation expense included a full year of expense related to unvested stock options and restricted stock assumed in various acquisitions. This non-cash compensation related to equity awards assumed in acquisitions is recorded over the remaining vesting period of the equity awards and therefore will decline over time as the awards vest.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        All IAC common stock share information has been adjusted to reflect IAC's one-for-two reverse stock split in August 2005.

        As of December 31, 2005, the Company had $1.1 billion of cash and cash equivalents and restricted cash and cash equivalents, and $1.5 billion of marketable securities on hand, including $215.9 million in funds representing amounts equal to the face value of tickets sold by Ticketing on behalf of its clients.

        As of December 31, 2005, LendingTree Loans had warehouse lines of credit totaling $1.25 billion, of which $362.3 million was outstanding. The warehouse lines of credit are used to fund consumer residential loans that are held for sale. Total borrowings under these lines of credit are secured by outstanding mortgage loans held for sale. Interest rates under these lines of credit fall within a range of 30-day LIBOR plus 75 - 100 basis points, depending on the underlying quality of the loans in the borrowing base and the length of time the loans remain outstanding, but may exceed this range under certain circumstances. Under the terms of the committed lines of credit, LendingTree Loans is required to maintain various financial and other covenants. The loans are non-recourse to IAC and LendingTree. LendingTree Loans pays a facility fee based on the total amount of the committed lines. As of December 31, 2005, LendingTree Loans had committed lines aggregating $1.0 billion which expire from September 30, 2006 to August 31, 2007 and uncommitted lines aggregating $250 million. The committed lines of credit can be canceled at the option of the lender without default upon sixty-to-ninety days notice. LendingTree Loans believes that the availability under these lines is sufficient to fund its operating needs in the foreseeable future and intends to extend the facilities on or prior to expiration. Loans under the warehouse lines of credit are repaid from proceeds from the sale of loans held for sale by LendingTree Loans.

        Net cash used in operating activities attributable to continuing operations was approximately $72.3 million in 2005 and net cash provided by operating activities attributable to continuing operations was approximately $503.7 million in 2004. Cash used in operating activities in 2005 was negatively impacted by higher cash tax payments made, including $862.6 million related to the sale of the Company's VUE interests. The proceeds related to the sale of the Company's VUE interests are included in cash provided by investing activities. Excluding the tax payments related to the sale of the Company's VUE interests, cash flows from operating activities were impacted by the payment of approximately $95 million in income taxes in 2005, as compared to $112 million in 2004. An additional $4 million and $7 million of income taxes were paid in 2005 and 2004, respectively, attributable to discontinued operations and as such are not included in cash flows from operating activities attributable to continuing operations. Cash flows from operating activities were also impacted by the net increases related to loans held for sale. Partially offsetting the uses of cash were higher earnings and increased contribution from Ticketing client cash of $70.9 million in 2005 compared with $15.3 million in 2004, primarily due to timing of settlements with clients and in part due to the purchase by Ticketing of the remaining interest in its Australian joint venture in April 2005. There is a seasonal element to the inventory balances at the Retailing sector and the Discounts segment as inventory tends to be higher in the third quarter in anticipation of the fourth quarter selling season. At December 31, 2005, inventory, net of reserves, increased by $96.3 million to $337.2 million from $240.9 million at December 31, 2004 due primarily to the acquisition of Cornerstone Brands, which contributed $94.0 million of the increase.

        Net cash provided by investing activities attributable to continuing operations in 2005 of $2.1 billion resulted from the proceeds generated from the sale of IAC's common and preferred interests in VUE of $1.9 billion, net proceeds of $965.5 million generated from the sale of marketable securities and proceeds from the sale of EUVÍA of $183.0 million. Partially offsetting these amounts were acquisitions, net of cash acquired, of $693.4 million and capital expenditures of $241.5 million.

Cash acquisitions in 2005 primarily relate to Cornerstone Brands. Net cash used in investing activities attributable to continuing operations in 2004 relate primarily to net purchases of marketable securities of $720.6 million, acquisitions, net of cash acquired of $234.7 million, and capital expenditures of $167.8 million, including approximately $25.5 million related to the acquisition of HSN's distribution facility in Tennessee. Cash acquisitions in 2004 primarily relate to ServiceMagic and LendingTree Loans.

        Net cash used in financing activities attributable to continuing operations in 2005 of $2.7 billion was primarily due to the purchase of treasury stock of $1.8 billion, the redemption of substantially all of IAC's convertible preferred stock of $655.7 million in connection with the Spin-Off, as well as the repayment of $360.8 million of 1998 Senior Notes due November 15, 2005. These items were partially offset by increased net borrowings under various warehouse lines of credit of $162.8 million at LendingTree Loans and $80.0 million of borrowings under the Liberty Bond program (see below). The increased borrowings under the warehouse lines of credit are directly related to the increase in loans held for sale included within cash flows from operations. Net cash used in financing activities attributable to continuing operations in 2004 of $263.7 million was primarily due to the purchase of treasury stock of $430.3 million and the payment of preferred dividends of $13.1 million, partially offset by the proceeds from the issuance of common stock pursuant to stock option exercises of $147.3 million and increased borrowings under various warehouse lines of credit of $25.2 million.

        Net cash provided by discontinued operations in 2005 and 2004 of $706.7 million and $1.1 billion, respectively, relate primarily to the operations of Expedia through August 8, 2005 and EUVÍA through June 2, 2005. The Company does not expect future cash flows generated from existing discontinued operations to be significant.

        As of December 31, 2005, the Company had $1.3 billion in short and long-term obligations, of which $375.3 million, consisting primarily of various warehouse lines of credit, are classified as current. Long-term debt consists primarily of the 2002 Senior Notes due 2013, the Convertible Notes due 2008 and the Liberty Bonds due 2035. The Company's cash, cash equivalents and marketable securities and access to the capital markets is believed to be sufficient to fund its debt payments.

        On July 19, 2005, as part of the IAC Search & Media acquisition, IAC guaranteed $115.0 million par value of the Convertible Notes ($114.0 million par value at December 31, 2005). The Convertible Notes are convertible at the option of the holders into shares of both IAC common stock and Expedia common stock at an initial conversion price of $13.34 per share, subject to certain adjustments. Upon conversion, IAC and Expedia have the right, subject to certain conditions, to deliver cash (or a combination of cash and shares) in lieu of shares of its respective common stock. During January 2006, $68.2 million of Convertible Notes was converted into 2.6 million IAC and 2.6 million Expedia common shares.

        In connection with the financing of the construction of IAC's corporate headquarters, on August 31, 2005, the New York City Industrial Development Agency (the "Agency") issued $80 million in aggregate principal amount of New York City Industrial Development Agency Liberty Bonds (IAC/InterActiveCorp Project), Series 2005 (the "Liberty Bonds"). Interest on the Liberty Bonds is payable at a rate of 5% per annum, payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2006, and mature on September 1, 2035. IAC is obligated to make all principal, interest and other payments in respect of the Liberty Bonds pursuant to certain security and payment arrangements between IAC and the Agency, which arrangements were entered into in connection with the closing of the Liberty Bond issuance. Liberty Bonds proceeds may only be used for certain expenditures relating to the construction of IAC's corporate headquarters and may not be used for general corporate purposes. The Company expects that the remaining proceeds from the Liberty Bond financing will be spent during the year ending December 31, 2006 as qualified expenditures arise and are settled. The Convertible Notes and the Liberty Bonds are classified as long-term obligations on the accompanying consolidated balance sheet at December 31, 2005.

        During 2005 and 2004, IAC purchased 50.6 million and 7.9 million shares of IAC common stock for aggregate consideration of $1.8 billion and $426.9 million, respectively. At December 31, 2005, IAC had approximately 1.0 million shares remaining in its authorization. These shares were subsequently repurchased in January 2006 for an aggregate consideration of $23.8 million. Additionally, on February 8, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 42 million shares of IAC common stock. IAC may purchase shares over an indefinite period of time on the open market, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        On June 7, 2005 IAC completed a transaction with NBC Universal in which it sold its interests in VUE. After paying applicable taxes on the transaction, IAC netted approximately $1.0 billion in cash. As part of the consideration in this transaction, IAC also received 28.3 million IAC shares valued at $1.4 billion.

        IAC anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its overall operations. The Company may make a number of acquisitions, which could result in the reduction of its cash balance or the incurrence of debt. Furthermore, capital and other expenditures are expected to be higher than current amounts over the next several years, primarily due to the construction of IAC's new corporate headquarters, which will result in increased capital expenditures, and the improvement and expansion of technology infrastructure, including data centers, which is expected to result in increased capital and/or operating expenditures.

        We believe that our financial situation would enable us to absorb a significant potential downturn in business. The Company has considered its anticipated operating cash flows in 2006, cash and cash equivalents and marketable securities, borrowing capacity under warehouse lines of credit and access to capital markets and believes that these are sufficient to fund its operating needs, including commitments and contingencies and capital and investing commitments for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(In Thousands)
Short and long-term obligations	$1,329,395	$372,094	$128,931	$430	$827,940
Capital lease obligations	5,291	3,182	2,092	17	—
Purchase obligations(a)	45,028	34,189	10,798	41	—
Operating leases	661,700	98,423	157,433	118,035	287,809

Total contractual cash obligations	$2,041,414	$507,888	$299,254	$118,523	$1,115,749

(a)
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments*	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years
	(In Thousands)
Letters of credit	$52,328	$52,190	$53	$85
Guarantees	13,541	12,372	829	340

Total commercial commitments	$65,869	$64,562	$882	$425

*
Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

Off-Balance Sheet Arrangements

        Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2005.

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

Definition of IAC's Non-GAAP Measure

        Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) amortization of non-cash compensation, distribution and marketing expense, (2) amortization of intangibles and goodwill impairment, (3) pro forma adjustments for significant acquisitions, and (4) one-time items. We believe this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash marketing expense, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

One-Time Items

        Operating Income Before Amortization is presented before one-time items. These items are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. GAAP results include one-time items. The only costs treated as one-time items for calculating Operating Income Before Amortization are merger costs incurred by Ticketmaster in 2003 for investment banking, legal, and accounting fees. These costs were incurred solely in relation to IAC's buy-in of Ticketmaster, but could not be capitalized since Ticketmaster was considered the target in the transaction for accounting purposes. These costs do not directly benefit operations in any manner, and would not normally be recorded by IAC if not for the fact it already consolidated Ticketmaster. The majority of costs are for advisory services provided by investment bankers, and the amounts incurred in 2003 were pursuant to the same fee letter entered into by Ticketmaster after IAC announced its intention to commence an exchange offer for Ticketmaster in 2002. Given these factors, we believe it is appropriate to consider these costs as one-time.

Non-Cash Expenses That Are Excluded From IAC's Non-GAAP Measure

        Amortization of non-cash compensation expense consists of expense associated with the grants of restricted stock, restricted stock units and stock options for compensation purposes. These expenses are not paid in cash and we include the related shares in our fully diluted shares outstanding which, for restricted stock units and stock options, are included on a treasury method basis. For 2005, the options expense primarily reflects the expense related to modifications of vested options in connection with the Spin-Off and unvested options assumed by IAC in its acquisitions.

        Amortization of non-cash distribution and marketing expense consists principally of the non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created and distribution and marketing expense recognized by Ticketmaster, Citysearch and Match.com related to barter arrangements, which expired in March 2004, for distribution secured from third parties, whereby the advertising was provided by Ticketmaster, Citysearch and Match.com to a third party in return for distribution over the third party's network. The non-cash advertising from Universal is available for television advertising primarily on the USA and Sci Fi cable channels without any cash cost and was used principally by Match.com in 2004 and 2003.

        Amortization of intangibles is a non-cash expense relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as supplier contracts and customer relationships, are valued and amortized over their estimated lives. While it is likely that we will have significant intangible amortization expense as we continue to acquire companies, we believe that since intangibles represent costs incurred by the acquired company to build value prior to acquisition, they were part of transaction costs.

Reconciliation of Operating Income Before Amortization

        The following table reconciles Operating Income Before Amortization to operating income (loss) and net earnings available to common shareholders for the years ended December 31, 2005, 2004, and 2003 (in thousands).

	Years Ended December 31,
	2005	2004	2003
Operating Income Before Amortization	$668,277	$421,552	$366,896
Amortization of non-cash compensation expense	(137,537)	(70,326)	(32,404)
Amortization of non-cash distribution and marketing expense	—	(1,302)	(9,458)
Amortization of intangibles	(186,511)	(185,388)	(186,677)
Goodwill impairment	—	(184,780)	—
Merger costs(a)	—	—	(96)

Operating income (loss)	344,229	(20,244)	138,261
Interest income	141,104	170,181	147,528
Interest expense	(77,674)	(68,367)	(80,108)
Gain on sale of VUE interests	523,487	—	—
Equity in income (losses) of VUE	21,960	16,188	(224,468)
Equity in income of unconsolidated affiliates and other	38,579	34,534	11,215
Income tax (expense) benefit	(391,069)	(74,266)	24,214
Minority interest in income of consolidated subsidiaries	(2,229)	(3,159)	(5,933)
Gain on sale of EUVÍA, net of tax	70,152	—	—
Income from discontinued operations, net of tax	207,611	109,994	156,687
Preferred dividends	(7,938)	(13,053)	(13,055)

Net earnings available to common shareholders	$868,212	$151,808	$154,341

(a)
The Company incurred costs at Ticketmaster for investment banking, legal and accounting fees related directly to the merger, which are considered as one-time. These costs were incurred solely in relation to the merger, but may not be capitalized since Ticketmaster was considered the target in the transaction for accounting purposes. These costs do not directly benefit operations in any manner, would not normally be recorded by IAC if not for the fact it already consolidated this entity. The majority of costs are for advisory services provided by investment bankers, and the amounts incurred in 2003 were pursuant to the same fee letters entered into by Ticketmaster in 2002 after IAC announced its intention to commence an exchange offer for Ticketmaster in 2002. Given these factors, IAC believes it is appropriate to consider these costs as one-time.

RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles Operating Income Before Amortization to operating income (loss) for the Company's operating segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the year ended December 31, 2005
	Operating Income Before Amortization	Amortization of non-cash items	Operating income (loss)
Retailing:
U.S.	$276.6	$(59.9)	$216.7
International	5.8	(1.3)	4.5

Total Retailing	282.3	(61.2)	221.1
Services:
Ticketing	218.7	(28.7)	189.9
Lending	80.6	(25.4)	55.3
Real Estate	(16.7)	(12.8)	(29.5)
Teleservices	22.6	—	22.6
Home Services	11.2	(2.3)	8.9

Total Services	316.5	(69.3)	247.2
Media & Advertising	30.5	(22.8)	7.7
Membership & Subscriptions:
Vacations	110.7	(25.2)	85.5
Personals	47.9	(3.8)	44.1
Discounts	17.5	(6.4)	11.2

Total Membership & Subscriptions	176.2	(35.4)	140.8
Emerging Businesses	(12.7)	(0.6)	(13.3)
Corporate and other	(124.4)	(134.8)	(259.3)

TOTAL	$668.3	$(324.0)	344.2

Other income, net			647.5

Earnings from continuing operations before income taxes and minority interest			991.7
Income tax expense			(391.1)
Minority interest in income of consolidated subsidiaries			(2.2)

Earnings from continuing operations			598.4
Gain on sale of EUVÍA, net of tax			70.2
Income from discontinued operations, net of tax			207.6

Earnings before preferred dividends			876.2
Preferred dividends			(7.9)

Net earnings available to common shareholders			$868.2

	For the year ended December 31, 2004
	Operating Income Before Amortization	Amortization of non-cash items	Operating income (loss)
Retailing:
U.S.	$194.7	$(52.9)	$141.7
International	4.3	(1.3)	3.0

Total Retailing	199.0	(54.2)	144.7
Services:
Ticketing	164.3	(26.4)	137.9
Lending	26.1	(21.7)	4.4
Real Estate	(4.6)	(7.3)	(12.0)
Teleservices	17.1	(184.8)	(167.7)
Home Services	0.3	(2.5)	(2.2)

Total Services	203.1	(242.7)	(39.6)
Media & Advertising	(13.3)	(33.8)	(47.1)
Membership & Subscriptions:
Vacations	90.2	(25.2)	65.0
Personals	27.6	(8.7)	18.8
Discounts	22.0	(8.0)	14.0

Total Membership & Subscriptions	139.8	(41.9)	97.9
Emerging Businesses	(1.1)	(3.9)	(5.0)
Corporate and other	(105.9)	(65.2)	(171.2)

TOTAL	$421.6	$(441.8)	(20.2)

Other income, net			152.5

Earnings from continuing operations before income taxes and minority interest			132.3
Income tax expense			(74.3)
Minority interest in income of consolidated subsidiaries			(3.2)

Earnings from continuing operations			54.9
Income from discontinued operations, net of tax			110.0

Earnings before preferred dividends			164.9
Preferred dividends			(13.1)

Net earnings available to common shareholders			$151.8

	For the year ended December 31, 2003
	Operating Income Before Amortization	Amortization of non-cash items	Merger costs	Operating income (loss)
Retailing:
U.S.	$168.3	$(50.8)	$—	$117.5
International	4.7	(1.3)	—	3.4

Total Retailing	173.0	(52.1)	—	120.9
Services:
Ticketing	144.5	(28.0)	(0.1)	116.5
Lending	3.1	(14.8)	—	(11.6)
Real Estate	(2.0)	(2.9)	—	(4.8)
Teleservices	12.5	—	—	12.5

Total Services	158.2	(45.7)	(0.1)	112.5
Media & Advertising	(19.9)	(50.0)	—	(69.8)
Membership & Subscriptions:
Vacations	66.2	(25.2)	—	41.0
Personals	31.0	(16.9)	—	14.1
Discounts	46.1	(5.7)	—	40.4

Total Membership & Subscriptions	143.3	(47.8)	—	95.5
Emerging Businesses	(3.8)	(2.1)	—	(5.9)
Corporate and other	(83.9)	(30.9)	—	(114.8)

TOTAL	$366.9	$(228.5)	$(0.1)	138.3

Other expense, net				(145.8)

Loss from continuing operations before income taxes and minority interest				(7.6)
Income tax benefit				24.2
Minority interest in income of consolidated subsidiaries				(5.9)

Earnings from continuing operations				10.7
Income from discontinued operations, net of tax				156.7

Earnings before preferred dividends				167.4
Preferred dividends				(13.1)

Net earnings available to common shareholders				$154.3

Critical Accounting Policies and Estimates

        The following disclosure is provided to supplement the descriptions of IAC's accounting policies contained in Note 2 to the consolidated financial statements in regard to significant areas of judgment. Management of the Company is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.

  •
  We assess the recoverability of the carrying value of long-lived assets. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. The determination of cash flows is based upon assumptions and forecasts that may not occur. In addition, we assess goodwill and indefinite lived intangible assets for impairment annually as of October 1, or more frequently if circumstances indicate impairment may have occurred. The December 31, 2005 consolidated balance sheet includes $8.9 billion of goodwill and intangible assets, net, $567.4 million of fixed assets, net, and $29.3 million of cable distribution fees, net. IAC updated its analysis of goodwill, intangible assets and long-lived assets during 2005 and we determined that the carrying values of such assets were not impaired based upon current facts and circumstances. If actual operating results of the Company vary significantly from anticipated results, it could result in the future impairment of goodwill and/or other intangible assets.

  •
  Our revenue recognition for Retailing is described in Note 2. As noted, sales are reduced by incentive discounts and sales returns to arrive at net sales. Retailing U.S.'s sales policy allows customers to generally return most merchandise (within 30 days of receipt in the case of HSN merchandise) for a full refund or exchange, subject in some cases to restocking fees and exceptions for custom merchandise in the case of Cornerstone Brands. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. Retailing U.S.'s estimated return percentages for 2005 and 2004 of 16.5% and 16.2%, respectively, were arrived at based upon empirical evidence of actual returns, and the percentages were applied against sales to arrive at net sales. Actual levels of product returns may vary from these estimates.

  •
  Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 6, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. As of December 31, 2005, the balance of deferred tax liabilities, net, is $1.2 billion. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the Internal Revenue Service, as well as actual operating results of the Company that vary significantly from anticipated results.

  •
  Inventories are valued at the lower of cost or market, cost being determined based upon the first-in, first-out method. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Net realizable value is estimated by management based upon historical sales data, the age of inventory, the quantity of goods on hand and the ability to return merchandise to vendors. The actual net realizable value may vary from estimates due to changes in customer tastes or viewing habits, or judgemental decisions made by merchandising personnel when ordering new products. As of December 31, 2005, the Company had $337.2 million of inventory on hand, net of an associated reserve of $41.9 million.

  •
  Loans held for sale consist primarily of residential first and second mortgage loans that are secured by residential real estate throughout the United States. LendingTree Loans originates residential loans with the intent to sell them in the secondary market. Loans held for sale are carried at the lower of cost or fair value determined on an aggregate basis. The cost basis of loans held for sale includes the capitalized cost associated with the interest rate lock commitments, deferred origination fees, deferred origination costs and the effects of hedge accounting. The fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. The December 31, 2005 consolidated balance sheet includes $372.5 million of loans available for sale, net of an associated reserve of $3.1 million.

  •
  LendingTree Loans sells loans to investors on a servicing released basis without recourse so the risk of loss or default by the borrower is generally transferred to the investor. However, LendingTree Loans is required by these investors to make certain representations relating to credit information, loan documentation and collateral. To the extent LendingTree Loans does not comply with such representations, or there are early payment defaults, LendingTree Loans may be required to repurchase loans or indemnify the investors for any losses from borrower defaults. As such, LendingTree Loans calculates a loss estimate related to its exposure to defaults of its representations and early payoff obligations. The estimated losses associated with loans sold is calculated based on historical loss frequency, loss severity data and current unpaid balances of the loans sold and is calculated by loan type. In determining the exposure associated with defaults of representations to investors, the loans are evaluated as a group. In addition, specific circumstances can cause management to estimate and record additional reserves specific to a situation based on certain assumptions in anticipation of future losses as a result of current activity. In 2005, LendingTree Loans charged approximately $4.7 million in loan losses to expense.

  •
  The Company accounts for stock-based compensation issued to employees in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS No. 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The Company adopted the expense recognition provisions of SFAS No. 123 and is providing expense for stock-based compensation for grants made on or after January 1, 2003 on a prospective basis as provided by SFAS No. 148, and provides pro forma information in the notes to financial statements to present its results as if all equity awards issued in years prior to 2003 were being expensed. As disclosed in the notes to the consolidated financial statements, the Company estimated the fair value of options issued at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004 and 2003: risk-free interest rates of 4.10%, 3.30% and 2.78%, respectively; a dividend yield of zero and volatility factors of 40%, 43% and 50%, respectively, based on the expected market price of IAC common stock based on historical trends and a weighted average expected life of the options of five years. The impact on pro forma compensation expense for the year ended December 31, 2005, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor, and a one year increase in the weighted average expected life of the options would be an increase of $5.1 million, $12.3 million, and $18.6 million, respectively. The Company also issues restricted stock units. For restricted stock units issued, the value of the instrument is measured at the grant date as the fair value of

    IAC common stock and amortized ratably as non-cash compensation over the vesting term. For stock options issued since 2003, including unvested options assumed in acquisitions, the value of the option is measured at the grant date (or acquisition date, if applicable) at fair value and amortized over the remaining vesting term. See Note 2 for a description of effect of the change in the Company's estimate related to the number of stock-based awards that are expected to vest.

Seasonality

        During 2005, the Company's consolidated results were heavily weighted to the second half of the year, particularly in the fourth quarter, as a result of the seasonal nature of the Retailing sector and the Discounts segment. Heavy marketing spending at the Personals and Lending segments in the early part of the year also contributed to increased profitability in the later half of 2005. The Company expects that these trends will continue into 2006. In addition, the reduction in the number of sponsored links and related initiatives on the Ask websites and the significant investments in IAC Search & Media that are anticipated in 2006 are also expected to contribute to higher profitability in the second half of 2006 as compared with the first half of the year.

        The seasonality related to certain of the individual segments is as follows:

        Seasonality also impacts IAC's Retailing sector, with sales highest in the fourth quarter, but not to the same extent it impacts the retail industry in general.

        Ticketing operations revenues are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our venue clients. Due to the generally highest level of ticket on-sales for events, the second quarter of the year generally experiences the highest revenue levels.

        Lending and Real Estate revenues are subject to the seasonal trends of the U.S. housing market. Home sales typically rise during the spring and summer months and decline during the fall and winter months. Refinancing activity is less impacted by seasonality and is principally driven by mortgage interest rates.

        IAC Search & Media revenues will be impacted as internet advertising continues the transition from an emerging to a more developed market. Seasonal and cyclical patterns have developed, including advertising sales being lower during the summer vacation period and queries on its sites being strongest in the first and fourth fiscal quarters and weakest in the third quarter, as a reflection of greater usage during the school year. Furthermore, seasonality in the retail industry may also continue to affect the prices advertisers are willing to bid for keywords.

        Revenues from existing members in the Vacations segment are influenced by the seasonal nature of planned family travel with the first quarter generally experiencing the strongest bookings and the fourth quarter generally experiencing weaker bookings.

        Discounts' revenues are significantly seasonal with the majority of the company's revenues and profitability experienced in the fourth quarter.

New Accounting Pronouncements

        On February 16, 2006, the Financial Accounting Standards Board issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabim1ities". SFAS No. 155 alters the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Among other things, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year. The Company is currently assessing the impact of SFAS No. 155 on its consolidated financial position, results of operations and cash flows.

        On June 7, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), replacing APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 alters the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio, loans held for sale and long-term debt, including the current portion thereof, and its warehouse line of credit. The Company invests its excess cash in debt securities of governments, governmental agencies and high quality corporate issuers. The portfolio is reviewed on a periodic basis and adjusted in the event that the decline in fair value is determined to be other-than-temporary.

        Based on the Company's total debt investment securities as of December 31, 2005, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt securities by approximately $17.6 million. Such potential increase or decrease in fair value are based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $1.1 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

        At December 31, 2005, the Company's outstanding debt approximated $1.3 billion, with a substantial portion bearing fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps, to hedge a portion of this interest rate exposure. The Company's intent is to offset gains and losses resulting from this exposure with losses and gains on the derivative contracts used to hedge it, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. The Company's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. In 2004 and 2003, the Company entered into interest rate swap agreements related to a portion of the 2002 Senior Notes, which allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on the LIBOR. As of December 31, 2005, of the $750 million principal amount outstanding under the 2002 Senior Notes, the interest rate is fixed on $400 million at 7% and floating on $350 million, with the rate based on a spread over 6-month LIBOR. To further manage risk, the Company unwound swap agreements for nominal gains in 2004 and 2005, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at December 31, 2005 resulted in a loss of $8.8 million which has been entirely offset by a corresponding gain attributable to the fixed rate debt.

        The majority of the Company's outstanding fixed-rate debt at December 31, 2005 relates to the $750 million outstanding under the 2002 Senior Notes, the $114 million outstanding under the Convertible Notes and the $80 million outstanding under the Liberty Bonds. Excluding the $350 million under the 2002 Senior Notes, which currently pays a variable interest rate as a result of the outstanding swap agreements noted above, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $35.9 million. Such potential increase or decrease in fair value are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. If the LIBOR rates were to increase (decrease) by 100 basis points, then the annual interest payments on the $350 million of variable-rate debt would have increased (decreased) by $3.5 million. Such potential increase or decrease in interest payments are based on certain simplifying assumptions, including a constant level and rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

        LendingTree Loans' mortgage banking operations expose the Company to interest rate risk for loans originated until those loans are sold in the secondary market ("loans held for sale"). In addition, LendingTree Loans provides interest rate lock commitments ("IRLCs") to fund mortgage loans at interest rates previously agreed upon with the borrower for specified periods of time, which also expose it to interest rate risk.

        LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are designated as fair value hedges. For loans held for sale that are hedged with forward delivery contracts, the carrying value of the loans held for sale and the derivative instruments are adjusted for the change in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative gain or loss as well as the offsetting hedged item loss or gain attributable to the hedged risk are recognized in the statement of operations as a component of revenue when each loan is sold. The net of these adjustments represent the ineffective portion of highly effective hedges which is also recorded as a component of revenue. If it is determined that the hedging relationship is not highly effective, hedge accounting is discontinued. When hedge accounting is discontinued, the affected loans held for sale are no longer adjusted for the changes in fair value. However, the changes in fair value of the derivative instruments are recognized in current earnings as a component of revenue. The fair value of the derivative instruments are recorded in "Other current assets" and/or "Other accrued liabilities" in the accompanying consolidated balance sheets. In 2005, the Company recognized a $1.4 million loss related to hedge ineffectiveness and a $0.1 million gain related to changes in the fair value of derivative instruments when hedge accounting was discontinued.

        IRLCs are accounted for as derivative instruments and, therefore, are required to be recorded at fair value, with changes in fair value reflected in current period earnings. To manage the interest rate risk associated with the IRLCs, the Company uses derivative instruments, including mortgage forward delivery contracts. These instruments do not qualify for hedge accounting. The changes in fair value of these instruments for the year ended December 31, 2005 resulted in a net loss of $0.4 million which has been recognized as a component of revenue in the accompanying consolidated statement of operations.

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of December 31, 2005 if market interest rates had increased by 100 basis points the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $2.0 million. As of December 31, 2005 if market interest rates had decreased by 100 basis points the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $1.0 million.

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

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. Foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in the statements of operations and are offsetting. The change in fair value of this foreign exchange forward contract at December 31, 2005 resulted in an unrealized loss of $5.1 million.

Equity Price Risk

        The Company has a minimal investment in equity securities of publicly traded companies. These investments, as of December 31, 2005, were considered available-for-sale and included in long-term assets with the unrealized gain deferred as a component of shareholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

        Following the Spin-Off, derivative liabilities were created due to IAC's obligation to deliver shares of both IAC and Expedia common stock upon conversion of the Convertible Notes and exercise of certain IAC warrants. Derivative assets were also created due to Expedia's contractual obligation to deliver shares of Expedia common stock to IAC upon conversion by the holders of the Convertible Notes and upon exercise of the warrants. Both the derivative liabilities and derivative assets are marked to market each quarter, and the changes in fair values, which are based upon changes in both IAC and Expedia common stock, are recognized in current earnings as a component of other income (expense).

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
IAC/InterActiveCorp

        We have audited the accompanying consolidated balance sheets of IAC/InterActiveCorp and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IAC/InterActiveCorp and subsidiaries at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

New York, New York
March 8, 2006

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Product sales	$3,295,899	$2,469,151	$2,313,680
Service revenue	2,457,772	1,719,128	1,509,809

Net revenue	5,753,671	4,188,279	3,823,489
Cost of sales—product sales	1,979,131	1,487,618	1,396,077
Cost of sales—service revenue	1,149,040	908,630	852,292

Gross profit	2,625,500	1,792,031	1,575,120
Selling and marketing expense	948,762	575,754	491,447
General and administrative expense	666,044	493,663	443,006
Other operating expense	122,851	87,254	65,736
Amortization of non-cash compensation expense	137,537	70,326	32,404
Amortization of cable distribution fees	70,401	69,232	67,453
Amortization of non-cash distribution and marketing expense	—	1,302	9,458
Amortization of intangibles	186,511	185,388	186,677
Depreciation expense	149,165	144,576	140,582
Goodwill impairment	—	184,780	—
Merger costs	—	—	96

Operating income (loss)	344,229	(20,244)	138,261
Other income (expense):
Interest income	141,104	170,181	147,528
Interest expense	(77,674)	(68,367)	(80,108)
Gain on sale of VUE interests	523,487	—	—
Equity in income (losses) of VUE	21,960	16,188	(224,468)
Equity in income of unconsolidated affiliates and other	38,579	34,534	11,215

Total other income (expense), net	647,456	152,536	(145,833)

Earnings (loss) from continuing operations before income taxes and minority interest	991,685	132,292	(7,572)
Income tax (expense) benefit	(391,069)	(74,266)	24,214
Minority interest in income of consolidated subsidiaries	(2,229)	(3,159)	(5,933)

Earnings from continuing operations	598,387	54,867	10,709
Gain on sale of EUVÍA, net of tax	70,152	—	—
Income from discontinued operations, net of tax	207,611	109,994	156,687

Earnings before preferred dividends	876,150	164,861	167,396
Preferred dividends	(7,938)	(13,053)	(13,055)

Net earnings available to common shareholders	$868,212	$151,808	$154,341

Earnings (loss) per share from continuing operations:
Basic earnings (loss) per common share	$1.79	$0.12	$(0.01)
Diluted earnings (loss) per common share	$1.68	$0.11	$(0.01)
Net earnings per share available to common shareholders:
Basic earnings per common share	$2.64	$0.44	$0.51
Diluted earnings per common share	$2.46	$0.41	$0.51

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$987,080	$999,698
Restricted cash and cash equivalents	93,561	41,377
Marketable securities	1,488,058	2,409,745
Accounts and notes receivable, net of allowance of $31,093 and $19,150, respectively	487,968	353,579
Loans available for sale, net	372,512	206,256
Inventories, net	337,186	240,917
Deferred income taxes	66,672	107,220
Other current assets	154,453	440,028
Current assets of discontinued operations	6,038	316,947

Total current assets	3,993,528	5,115,767
Property, plant and equipment, net	567,408	427,257
Goodwill	7,351,700	5,361,825
Intangible assets, net	1,558,188	1,054,302
Long-term investments	122,313	1,469,020
Preferred interest exchangeable for common stock	—	1,428,530
Other non-current assets	324,158	172,696
Non-current assets of discontinued operations	470	7,369,468

TOTAL ASSETS	$13,917,765	$22,398,865

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(In thousands, except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations and short-term borrowings	$375,276	$562,953
Accounts payable, trade	327,147	259,510
Accounts payable, client accounts	269,344	176,921
Deferred revenue	123,267	99,258
Income taxes payable	517,016	56,672
Other accrued liabilities	601,009	426,268
Liabilities held for sale	—	295,773
Current liabilities of discontinued operations	19,938	1,015,083

Total current liabilities	2,232,997	2,892,438
Long-term obligations, net of current maturities	959,410	796,715
Other long-term liabilities	222,558	101,332
Non-current liabilities of discontinued operations	928	423,521
Deferred income taxes	1,265,530	2,130,386
Common stock exchangeable for preferred interest	—	1,428,530
Minority interest	5,514	20,639
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 846 and 13,118,182 shares issued and outstanding	—	131
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 398,992,572 shares and outstanding 292,221,855 shares, including 144,698 shares of restricted stock	399	—
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 32,314,998 shares and outstanding 25,599,998 shares	32	—
Common stock $.01 par value; authorized 1,600,000,000 shares; issued 348,491,650 shares and outstanding 316,509,775 shares, including 154,326 shares of restricted stock	—	3,485
Class B convertible common stock $.01 par value; authorized 400,000,000 shares; issued and outstanding 32,314,998 shares	—	323
Additional paid-in capital	14,341,668	14,062,605
Retained earnings	128,076	2,428,760
Accumulated other comprehensive income	26,073	81,051
Treasury stock 106,770,717 and 31,981,875 shares, respectively	(5,260,422)	(1,966,053)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	9,230,828	14,605,304

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,917,765	$22,398,865

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

																Note Receivable From Key Executive for Common Stock Issuance
						Class B Convertible Common Stock $.001 Par Value				Class B Convertible Common Stock $.01 Par Value
		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value				Common Stock $.01 Par Value
														Accum Other Comp. Income
												Addit. Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2002	$7,931,463	$131	13,118	$—	—	$—	—	$1,961	196,167	$323	32,315	$5,943,427	$2,122,611	$15,697	$(147,689)	$(4,998)
Comprehensive income:
Net earnings for the year ended December 31, 2003	167,396	—	—	—	—	—	—	—	—	—	—	—	167,396	—	—	—
Decrease in unrealized gains in available for sale securities	(3,010)	—	—	—	—	—	—	—	—	—	—	—	—	(3,010)	—	—
Foreign currency translation	24,649	—	—	—	—	—	—	—	—	—	—	—	—	24,649	—	—
Net loss on derivative contracts	(440)	—	—	—	—	—	—	—	—	—	—	—	—	(440)	—	—

Comprehensive income	188,595

Issuance of securities in connection with the Ticketmaster merger	867,799	—	—	—	—	—	—	227	22,736	—	—	867,572	—	—	—	—
Issuance of securities in connection with the uDate transaction	132,892	—	—	—	—	—	—	27	2,740	—	—	132,865	—	—	—	—
Issuance of securities in connection with the Hotels.com merger	1,179,308	—	—	—	—	—	—	222	22,158	—	—	1,179,086	—	—	—	—
Issuance of securities in connection with the Liberty preemptives	1,165,879	—	—	—	—	—	—	244	24,351	—	—	1,165,635	—	—	—	—
Issuance of securities in connection with the Expedia.com merger	3,569,400	—	—	—	—	—	—	504	50,381	—	—	3,568,896	—	—	—	—
Issuance of securities in connection with the LendingTree transaction	720,685	—	—	—	—	—	—	94	9,383	—	—	720,591	—	—	—	—
Issuance of securities in connection with the Hotwire.com transaction	5,848	—	—	—	—	—	—	—	—	—	—	5,848	—	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	279,829	—	—	—	—	—	—	116	11,588	—	—	279,713	—	—	—	—
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	107,855	—	—	—	—	—	—	—	—	—	—	107,855	—	—	—	—
Purchase and cancellation of warrants	(440,044)	—	—	—	—	—	—	—	—	—	—	(440,044)	—	—	—	—
Dividends on preferred stock	(13,055)	—	—	—	—	—	—	—	—	—	—	—	(13,055)	—	—	—
Amortization of non-cash compensation	107,200	—	—	—	—	—	—	—	—	—	—	107,200	—	—	—	—
Purchase of treasury stock	(1,388,069)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,388,069)	—

Balance as of December 31, 2003	$14,415,585	$131	13,118	$—	—	$—	—	$3,395	339,504	$323	32,315	$13,638,644	$2,276,952	$36,896	$(1,535,758)	$(4,998)
Comprehensive income:
Net earnings for the year ended December 31, 2004	164,861	—	—	—	—	—	—	—	—	—	—	—	164,861	—	—	—
Increase in unrealized gains in available for sale securities	17,104	—	—	—	—	—	—	—	—	—	—	—	—	17,104	—	—
Foreign currency translation	28,021	—	—	—	—	—	—	—	—	—	—	—	—	28,021	—	—
Net loss on derivative contracts	(970)	—	—	—	—	—	—	—	—	—	—	—	—	(970)	—	—

Comprehensive income	209,016

Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	170,485	—	—	—	—	—	—	90	8,988	—	—	170,395	—	—	—	—
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	12,352	—	—	—	—	—	—	—	—	—	—	12,352	—	—	—	—
Dividends on preferred stock	(13,053)	—	—	—	—	—	—	—	—	—	—	—	(13,053)	—	—	—
Amortization of non-cash compensation	241,214	—	—	—	—	—	—	—	—	—	—	241,214	—	—	—	—
Purchase of treasury stock	(430,295)	—	—	—	—	—	—	—	—	—	—	—	—	—	(430,295)	—

Balance as of December 31, 2004	$14,605,304	$131	13,118	$—	—	$—	—	$3,485	348,492	$323	32,315	$14,062,605	$2,428,760	$81,051	$(1,966,053)	$(4,998)

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

																Note Receivable From Key Executive for Common Stock Issuance
						Class B Convertible Common Stock $.001 Par Value				Class B Convertible Common Stock $.01 Par Value
		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value				Common Stock $.01 Par Value
														Accum Other Comp. Income
												Addit. Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares
	(In thousands)
Comprehensive income:
Net earnings for the year ended December 31, 2005	876,150	—	—	—	—	—	—	—	—	—	—	—	876,150	—	—	—
Increase in unrealized losses in available for sale securities	(22,709)	—	—	—	—	—	—	—	—	—	—	—	—	(22,709)	—	—
Foreign currency translation	(31,715)	—	—	—	—	—	—	—	—	—	—	—	—	(31,715)	—	—
Net loss on derivative contracts	(554)	—	—	—	—	—	—	—	—	—	—	—	—	(554)	—	—

Comprehensive income	821,172

Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	32,427	—	—	7	7,150	—	—	54	5,458	—	—	32,366	—	—	—	—
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	75,820	—	—	—	—	—	—	—	—	—	—	75,820	—	—	—	—
Dividends on preferred stock	(7,938)	—	—	—	—	—	—	—	—	—	—	—	(7,938)	—	—	—
Amortization of non-cash compensation	192,266	—	—	—	—	—	—	—	—	—	—	192,266	—	—	—	—
Sale of VUE interests	33,627	—	—	—	—	—	—	—	—	—	—	1,428,530	—	—	(1,394,903)	—
Issuance of securities in connection with the Ask acquisition	1,736,788	—	—	—	—	—	—	379	37,856	—	—	1,736,409	—	—	—	—
Issuance of common stock in connection with conversion of convertible notes and exercise of certain warrants	3,507	—	—	—	37	—	—	—	—	—	—	3,507	—	—	—	—
Recapitalization of common stock(a)	—	—	—	392	391,806	32	32,315	(3,918)	(391,806)	(323)	(32,315)	3,817	—	—	—	—
Redemption of preferred stock	(655,727)	(131)	(13,117)	—	—	—	—	—	—	—	—	(655,596)	—	—	—	—
Spin-Off of Expedia to shareholders	(5,812,352)	—	—	—	—	—	—	—	—	—	—	(2,643,456)	(3,168,896)	—	—	—
Recognition of derivatives related to convertible notes and certain warrants, net	105,400	—	—	—	—	—	—	—	—	—	—	105,400	—	—	—	—
Purchase of treasury stock	(1,899,466)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,899,466)	—

Balance as of December 31, 2005	$9,230,828	$—	1	$399	398,993	$32	32,315	$—	—	$—	—	$14,341,668	$128,076	$26,073	$(5,260,422)	$(4,998)

        Accumulated other comprehensive income, net of tax is comprised of unrealized (losses) gains on available for sale securities of $(5,160), $17,549 and $445, at December 31, 2005, 2004, and 2003, respectively, foreign currency translation adjustments of $33,197, $64,912 and $36,891 at December 31, 2005, 2004, and 2003, respectively, and net losses from derivative contracts of $(1,964), $(1,410) and $(440) at December 31, 2005, 2004, and 2003, respectively.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Earnings before preferred dividends	$876,150	$164,861	$167,396
Less: discontinued operations, net of tax	(277,763)	(109,994)	(156,687)

Earnings from continuing operations	598,387	54,867	10,709
Adjustments to reconcile earnings from continuing operations to net cash (used in) provided by operating activities attributable to continuing operations:
Depreciation and amortization of intangibles	335,676	329,964	327,259
Goodwill impairment	—	184,780	—
Amortization of non-cash compensation expense	137,537	70,326	32,404
Amortization of cable distribution fees	70,401	69,232	67,453
Amortization of non-cash distribution and marketing expense	—	1,302	9,458
Deferred income taxes	(1,068,829)	(10,585)	(113,174)
Gain on sales of loans held for sale	(179,026)	(7,859)	—
Loss on retirement of bonds	—	—	8,639
Gain on sale of VUE interests	(523,487)	—	—
Equity in (income) losses of unconsolidated affiliates, including VUE, net of dividends	(44,346)	(31,867)	220,832
Non-cash interest income	(17,573)	(41,703)	(36,468)
Minority interest in income of consolidated subsidiaries	2,229	3,159	5,933
Increase in cable distribution fees	(24,011)	(20,093)	(27,324)
Changes in current assets and liabilities:
Accounts and notes receivable	(60,562)	(33,455)	(30,584)
Origination of loans held for sale, net of principal payments	(7,381,439)	(246,249)	—
Proceeds from sales of loans held for sale	7,394,209	229,865	—
Inventories	1,816	(23,019)	(6,138)
Prepaids and other assets	(34,139)	(5,713)	1,752
Accounts payable and accrued liabilities	606,566	(78,365)	127,309
Deferred revenue	33,557	28,487	61,716
Funds collected by Ticketmaster on behalf of clients, net	70,889	15,335	1,683
Other, net	9,849	15,247	(40,544)

Net cash (used in) provided by operating activities attributable to continuing operations	(72,296)	503,656	620,915

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(693,388)	(234,743)	(387,124)
Capital expenditures	(241,469)	(167,790)	(138,511)
Purchases of marketable securities	(2,158,694)	(3,368,128)	(5,937,941)
Proceeds from sales and maturities of marketable securities	3,124,145	2,647,501	5,370,883
(Increase) decrease in long-term investments and notes receivable	(32,363)	13,284	(9,225)
Proceeds from sale of VUE interests	1,882,291	—	—
Proceeds from sale of EUVÍA	183,016	—	—
Other, net	21,934	7,839	36,586

Net cash provided by (used in) investing activities attributable to continuing operations	2,085,472	(1,102,037)	(1,065,332)

Cash flows from financing activities attributable to continuing operations:
Borrowings	80,000	—	—
Borrowings under warehouse lines of credit	7,217,327	243,723	—
Repayments of warehouse lines of credit	(7,054,488)	(218,522)	—
Principal payments on long-term obligations	(400,200)	(1,479)	(28,033)
Purchase of treasury stock	(1,848,258)	(430,295)	(1,387,463)
Repurchase of notes	—	—	(101,379)
Purchase of Vivendi warrants	—	—	(407,398)
Tax withholding payments on retired Expedia warrants	—	—	(32,247)
Issuance of common stock, net of withholding taxes for stock options	(19,887)	147,283	1,430,053
Redemption of preferred stock	(655,727)	—	—
Preferred dividends	(9,569)	(13,053)	(13,055)
Other, net	(14,528)	8,689	14,232

Net cash used in financing activities attributable to continuing operations	(2,705,330)	(263,654)	(525,290)

Total cash used in continuing operations	(692,154)	(862,035)	(969,707)

Net cash provided by operating activities attributable to discontinued operations	753,658	736,692	567,365
Net cash (used in) provided by investing activities attributable to discontinued operations	(1,236)	350,395	(704,132)
Net cash (used in) provided by financing activities attributable to discontinued operations	(45,738)	5,639	(42,350)

Total cash provided by (used in) discontinued operations (Revised—See Note 2)	706,684	1,092,726	(179,117)
Effect of exchange rate changes on cash and cash equivalents	(27,148)	9,390	14,588

Net (decrease) increase in cash and cash equivalents	(12,618)	240,081	(1,134,236)
Cash and cash equivalents at beginning of period	999,698	759,617	1,893,853

Cash and cash equivalents at end of period	$987,080	$999,698	$759,617

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

        IAC/InterActiveCorp operates leading and diversified businesses in sectors being transformed by the internet, online and offline...our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC operates a diversified portfolio of specialized and global brands in the following sectors:

  •
  Retailing, which includes the U.S. and International reporting segments;

  •
  Services, which includes the Ticketing, Lending, Real Estate, Teleservices and Home Services reporting segments;

  •
  Media & Advertising; and

  •
  Membership & Subscriptions, which includes the Vacations, Personals and Discounts reporting segments.

        IAC enables billions of dollars of consumer-direct transactions and advertising for products and services via interactive distribution channels. IAC/InterActiveCorp is referred to herein as either IAC or the Company.

        Prior to the commencement of trading on August 9, 2005, IAC completed the separation of its travel businesses into an independent public company. We refer to this transaction as the "Spin-Off" and to the new company that holds IAC's former travel and travel-related businesses as "Expedia." Immediately prior to the Spin-Off, IAC effected a one-for-two reverse stock split. Since the completion of the Spin-Off:

  •
  IAC continues to operate and/or manage its remaining businesses and investments, primarily consisting of the sectors referred to above; and

  •
  Expedia consists of the travel and travel-related businesses and investments that IAC operated (other than Interval and TV Travel Shop, which were not spun-off by IAC with Expedia).

        In June 2005, the Company sold its 48.6% ownership in EUVÍA. In addition, during the second quarter of 2005, TV Travel Shop ceased operations.

        Accordingly, the results of operations, statements of position and cash flows of Expedia, EUVÍA and TV Travel Shop have been presented as discontinued operations for all periods presented. Further, all IAC common stock share information and related per share prices have been adjusted to reflect IAC's one-for-two reverse stock split.

2005 Developments

        On July 19, 2005, IAC completed the acquisition of Ask Jeeves, Inc. ("Ask"), a leading provider of world-class information retrieval technologies, brands and services that are available to consumers across a range of platforms, including destination websites, downloadable search-based applications and portals. Under the terms of the agreement, IAC issued 1.2668 shares (or 0.6334 of a share, adjusted to reflect IAC's one-for-two reverse stock split in August 2005) of IAC common stock for each share of Ask common stock in a tax-free transaction valued as of the date of the agreement at approximately $1.7 billion net of cash acquired. On May 5, 2005, IAC completed the buy back of 26.4 million shares of IAC common stock through its previously authorized share repurchase programs. These shares represent approximately sixty percent of the number of fully diluted shares IAC issued for the Ask acquisition, thus effectively offsetting a substantial portion of the dilution from the Ask transaction. Ask is reported in IAC's Media & Advertising sector and reporting segment. Ask recently changed its corporate name to IAC Search & Media, Inc. ("IAC Search & Media"), which change will have no impact on its various brand names.

        On June 7, 2005, IAC completed a transaction with NBC Universal in which IAC sold its common and preferred interests in Vivendi Universal Entertainment LLLP ("VUE"), a joint venture formed in May 2002 between the Company and Vivendi Universal, S.A., for approximately $3.4 billion in aggregate consideration.

        On April 1, 2005, IAC completed its acquisition of Cornerstone Brands, Inc. ("Cornerstone Brands"), a portfolio of leading print catalogs and online retailing sites that sell home products and leisure and casual apparel, for approximately $715 million, principally in cash. Cornerstone Brands is reported in the U.S. segment of IAC's Retailing sector.

Retailing

  U.S.

        Retailing U.S. markets and sells a wide range of third party and private label merchandise directly to consumers through television home shopping programming, which consists of the HSN and America's Store television networks; catalog services, which consist primarily of the Cornerstone Brands portfolio of leading print catalogs; and websites, which consist of HSN.com and branded websites operated by Cornerstone Brands.

  International

        International consists of HSE-Germany, which operates a German-language television home shopping business that is broadcast 24 hours a day, seven days a week, in Germany, Austria and Switzerland, as well as minority interests in home shopping businesses in Japan and China.

Services

  Ticketing

        Ticketing consists of Ticketmaster, a leading provider of online and offline ticketing services. Ticketmaster and its affiliated brands and businesses provide these services through Ticketmaster-owned affiliated websites, call centers and independent retail outlets, serving many of the foremost venues, entertainment facilities, promoters and professional sports franchises in the United States and abroad, including Australia, Canada, Denmark, Finland, Germany, Ireland, the Netherlands, New Zealand, Norway, Sweden and the United Kingdom. Ticketmaster is also a party to a joint venture with a third party to provide ticket distribution services in Mexico and licenses its technology in Mexico and other Latin American countries. In April 2005, Ticketmaster acquired the remaining interest in its Australian joint venture. Accordingly, the Company began to consolidate the results of the Australian joint venture effective April 2005.

  Lending

        Lending consists of businesses that offer lending and lending-related products and services through online exchanges that connect consumers and service providers in the lending industry, other Lending-

owned and affiliated websites and the telephone. Lending's businesses also originate, process, approve and fund various residential real estate loans under two brand names, LendingTree Loans and Home Loan Center (collectively, "LendingTree Loans").

  Real Estate

        Real Estate primarily consists of RealEstate.com, an online network that connects consumers with real estate agents and brokerages around the country, as well as iNest, an online provider of real estate services in the case of newly constructed homes.

  Teleservices

        Teleservices consists of PRC, LLC, a leading provider of contact center outsourcing services, managing customer relationships for brand-focused corporations through its global network of centers. PRC uses its industry-specific business process expertise and enabling technologies to support the brand experience and customer relationship management strategies of its clients.

  Home Services

        Home Services consists primarily of ServiceMagic, a leading online marketplace that connects consumers with pre-screened, customer-rated home service professionals by way of its various patent-pending, proprietary technologies. ServiceMagic acquired ImproveNet in August 2005 and these two businesses have integrated their operations.

Media & Advertising

        Media & Advertising consists of IAC Search & Media, formerly known as Ask Jeeves, Inc., a provider of information search and related services, and Citysearch, a network of local city guide websites. IAC Search & Media provides information search services to computer users through Ask-Global, which includes Ask.com and other proprietary websites; provides downloadable consumer applications, distributes search boxes and operates content-rich portals through IAC Consumer Applications and Portals; and provides advertising services through IAC Advertising Solutions.

Membership & Subscriptions

  Vacations

        Vacations consists of Interval, a leading membership-services company providing timeshare exchange and other value-added programs to its timeshare-owning members and resort developers worldwide.

  Personals

        Personals consists primarily of Match.com, as well as uDate.com and related brands, all of which offer single adults a private and convenient environment for meeting other single adults through their respective websites, as well as through Match.com's affiliated networks.

  Discounts

        Discounts consists of Entertainment Publications, a leading marketer of coupon books, discounts, merchant promotions and Sally Foster Gift Wrap. Entertainment Publications serves many major markets and does business with tens of thousands of local merchants, as well as national retailers.

Discontinued Operations

        As noted above, the results of operations and statements of position of Expedia, EUVÍA and TV Travel Shop are presented as discontinued operations for all periods presented. In addition, during the second quarter of 2003, USA Electronic Commerce Solutions ("ECS"), Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations. Accordingly, the results of operations, statements of position and cash flows of these businesses are presented as discontinued operations for all periods presented.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the accounts of the Company and all entities that are wholly-owned by the Company and entities that are not variable interest entities but are voting-controlled subsidiaries or affiliates of the Company. Intercompany transactions and accounts have been eliminated.

        Investments in which the Company owns a 20%, but not in excess of 50%, interest and where it can exercise significant influence over the operations of the investee, are accounted for using the equity method. In addition, partnership interests (including IAC's ownership in VUE until its sale in June 2005) are recorded using the equity method. All other investments are accounted for using the cost method. The Company periodically evaluates the recoverability of investments recorded under the cost method and recognizes losses if a decline in value is determined to be other-than-temporary.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 significantly changed the accounting for and disclosure of variable interest entities. Under FIN 46, a business enterprise that has a controlling financial interest in a variable interest entity would include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is different from what had been the general practice of consolidating only those entities in which an enterprise has a controlling voting interest. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R") and delayed the required implementation date of FIN 46 for entities that are not special purpose entities until March 2004. The Company adopted FIN 46R as of March 31, 2004. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company's consolidated financial position or results of operations.

Revenue Recognition

Retailing

        Revenues from retailing primarily consist of merchandise sales and are reduced by incentive discounts and sales returns to arrive at net sales. Revenues are recorded when products are shipped, which for merchandise shipped from Company operated facilities, is measured upon receipt of a shipment confirmation from its warehouse facility, and for products shipped directly by our vendors to our customers, upon receipt of a shipment confirmation from the vendor. Retailing U.S.'s sales policy allows customers to generally return most merchandise (within 30 days of receipt in the case of HSN merchandise) for a full refund or exchange, subject in some cases to restocking fees and exceptions for custom merchandise in the case of Cornerstone Brands. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. The Company believes that actual returns of HSN product sales have not materially varied from estimates in any of the financial statement periods presented. Retailing U.S.'s estimated return rates were 16.5% in 2005, 16.2% in 2004 and 17.7% in 2003. During 2005, Retailing conformed its revenue recognition policies to record revenue when products are shipped. During 2004 and 2003, Retailing U.S. recognized revenue upon credit card authorization, which occurred only if the goods were in stock.

Services

  Ticketing

        Revenue from Ticketmaster is recorded on a net basis and primarily consists of revenue from ticketing operations which is recognized as tickets are sold, as the Company acts as an agent in these transactions. Interest income is earned on funds that are collected from ticket purchasers and invested until remittance to the applicable clients. As the process of collecting, holding and remitting of these funds is a critical component of providing service to these clients, the interest earned on these funds is included in revenues.

  Lending

  LendingTree

        LendingTree's exchange revenue principally represents transmission fees and closed-loan fees paid by lenders that received a transmitted loan request or closed a loan for a consumer that originated through one of LendingTree's websites or affiliates. Transmission fees are recognized at the time qualification forms are transmitted, while closed-loan fees are recognized at the time the lender reports the closed loan to LendingTree, which may be several months after the qualification form is transmitted.

  LendingTree Loans

        LendingTree Loans' revenues are primarily derived from the origination and sale of loans. Mortgage and home equity loans are funded through warehouse lines of credit and sold to loan purchasers typically within thirty days. The gain or loss on the sale of loans to investors is recognized at the date the loans are sold and is based on the difference between the sale proceeds received and the carrying value of the loans, which includes deferred loan origination fees less certain direct origination costs and other processing costs. LendingTree Loans sells its loans on a servicing released basis in which LendingTree Loans gives up the right to service the loan on an ongoing basis, thereby earning an additional premium upon sale. The recognition of gain or loss on the sale of loans is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

  Real Estate

        Real Estate earns revenue from subscription and cooperative brokerage fees paid by real estate professionals participating on its exchange. Subscription fees are primarily recognized on the expiration of the access to consumer leads on Real Estate's website, which access is generally a one month duration. Cooperative brokerage fees are recognized when the transmission of a consumer's information results in the purchase or sale of a home and the transaction is reported closed by the participating real estate professional.

  Teleservices

        PRC recognizes revenue when services are performed. Revenue generated from up-front fees are deferred and recognized over the term of the contract.

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

Media & Advertising

        The Media & Advertising segment generates revenue from the following main sources: sales, syndication and display of paid listings, branded advertising and other syndicated services; licensing of its search technologies and advertising sales and services. There are several pricing plans for Internet advertisements, and the way in which ad revenue is earned varies among them. Depending upon the pricing terms, revenue might be earned every time a graphic ad is displayed, every time a user clicks on an ad, every time a user indicates interest in the advertised topic or every time a user clicks-through on the ad and takes a specified action on the destination site.

Membership & Subscriptions

  Vacations

        Revenue, net of sales incentives, from Interval membership agreements is deferred and recognized over the terms of the applicable agreements, ranging from one to five years, on a straight-line basis. Generally, membership agreements are cancelable and refundable on a pro-rata basis. Direct costs of acquiring membership agreements and direct costs of sales related to deferred membership revenues are also deferred and amortized on a straight-line basis over the applicable membership terms.

Revenues from exchange fees are recognized when Interval provides confirmation of the vacation ownership exchange, at which time the fee is nonrefundable.

  Personals

        Subscription fee revenue is generated from customers who subscribe to online matchmaking services on Match.com and the Company's other personals web sites. Subscription fee revenue is recognized over the period the services are provided.

  Discounts

        Product revenue primarily represents the sale of coupon books, gift-wrap and other products through schools, community groups and other organizations. Under the terms of typical sales arrangements, coupon books are provided on consignment and revenue earned on such arrangements is recognized upon receipt of proceeds from the consignee, which is when collection is assured. Gift-wrap and other product revenues are recognized when the products are delivered.

Other

        Revenues from all other sources are recognized either upon delivery or when the service is provided.

Shipping and Handling Fees and Costs

        Shipping and handling fees billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as cost of sales.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of U.S. Treasury Securities, U.S. Government agency securities and commercial paper with original maturities of less than 91 days and money market instruments.

Restricted Cash

        Restricted cash relates primarily to the remaining proceeds from the New York City Industrial Development Agency Liberty Bonds (IAC/InterActiveCorp Project), Series 2005 ("Liberty Bonds") financing and the collateralization of outstanding letters of credit, credit facilities and currency swap agreements. In addition, restricted cash also includes escrow deposits made by customers of LendingTree Settlement Services and LendingTree Loans which are not available for use in operations. The Company expects that the remaining proceeds from the Liberty Bonds financing will be spent during the year ending December 31, 2006 as qualified expenditures arise and are settled.

Marketable Securities

        The Company accounts for marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The Company invests in certain marketable securities, which consist primarily of short-to-intermediate-term fixed income securities issued by the U.S. government, U.S. government agencies and municipalities, foreign sovereignties and high-quality corporate securities. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. The Company also invests in certain auction rate preferred equity and debt securities that have been classified as marketable securities in the accompanying consolidated balance sheets. All marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from accumulated other comprehensive income into earnings.

        The fair value of the investments is based on the quoted market price of the securities at the balance sheet dates. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the duration and extent to which the fair value is less than cost; the financial condition and near-term prospects of the issuer, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company's intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. In the first quarter of 2005, the Company recognized $15.0 million of losses that were deemed to be other-than-temporary related to marketable securities that were expected to be sold by the Company to fund its cash needs related to: the repurchase of 26.4 million shares of IAC common stock associated with the acquisition of IAC Search & Media; the acquisition of Cornerstone Brands; and, the redemption of substantially all of IAC's preferred stock for $656 million in connection with the Spin-Off. There were no material impairment charges recorded during 2004 and 2003. See Note 11 for further discussion.

Accounts Receivable

        Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. HSN provides extended payment terms to its customers, known as Flexpay. Flexpay is offered on certain products sold by HSN. Revenue is recognized at the time of the sale, at which time HSN collects the first payment, sales tax and all shipping and handling fees. Subsequent collections are due from customers in 30-day increments payable automatically by credit card. HSN offers Flexpay programs ranging from 2 to 6 interest-free payments. Flexpay receivables consist of outstanding balances owed by customers, less a reserve for uncollectible balances. The balance of Flexpay receivables, net of allowance, at December 31, 2005 and 2004 was $119.4 million and $113.0 million, respectively.

        Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the specific customer's current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible.

Loans Held for Sale

        LendingTree Loans originates residential loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first and second mortgage loans that are secured by residential real estate throughout the United States. Loans held for sale are carried at the lower of cost or fair value determined on an aggregate basis. The cost basis of loans held for sale includes the capitalized cost associated with the interest rate lock commitments, deferred origination fees, deferred origination costs and the effects of hedge accounting. The fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. Loans held for sale are pledged as collateral under LendingTree Loans' warehouse lines of credit. The Company's LendingTree Loans business relies substantially on the secondary mortgage market as all of the loans that are funded are sold into this market.

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

        Interest on mortgage loans held for sale is recorded to income as earned. Interest is only accrued if deemed collectible.

        LendingTree Loans sells the loans it originates to investors on a servicing released basis without recourse, so the risk of loss or default by the borrower is generally transferred to the investor. However, LendingTree Loans is required by these investors to make certain representations relating to credit information, loan documentation and collateral. To the extent LendingTree Loans does not comply with such representations, or there are early payment defaults, LendingTree Loans may be required to repurchase loans or indemnify the investors for losses. In connection with a majority of its loan sales agreements, LendingTree Loans is also responsible for a minimum number of payments to be made on each loan. In the event the minimum number of payments are not made by the borrower, LendingTree Loans may be required to refund a portion of the premium paid to it by the loan investor. As such, LendingTree Loans records reserves for estimated losses based on historical loss frequency, loss severity data and current unpaid balances of the loans sold and is calculated by loan type. In determining the exposure associated with defaults of representations made to investors, management evaluates the loans as a group. As of December 31, 2005 and 2004, the LendingTree Loans loss reserve was $3.1 million and $1.1 million, respectively. For the year ended December 31, 2005 and for the period from acquisition to December 31, 2004, LendingTree Loans charged approximately $4.7 million and $0.2 million, respectively, of reserves to operating expense. In 2005, $2.7 million was written-off against the reserves and no amounts were written-off against the reserves in 2004. Actual losses are charged to the reserve when incurred and management evaluates the adequacy of the reserve calculations quarterly.

Inventories, net

        Inventories, which primarily consist of finished goods, are valued at the lower of cost or market, with the cost being determined based upon the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Inventories are presented net of allowances of $41.9 million and $37.9 million at December 31, 2005 and 2004, respectively.

Property, Plant and Equipment

        Property, plant and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

        Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives. Amortization of assets recorded under capital leases is included in depreciation expense.

Asset Category	Depreciation Period
Computer and broadcast equipment	1 to 10 Years
Buildings	10 to 40 Years
Leasehold improvements	3 to 39 Years
Furniture and other equipment	2 to 10 Years

Goodwill and Indefinite-Lived Purchased Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. The Company assesses goodwill and indefinite-lived purchased intangible assets for impairment annually as of October 1, or more frequently if circumstances indicate impairment may have occurred. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, IAC records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. IAC recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Long-Lived Assets and Purchased Intangible Assets with Definite Lives

        The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including property, plant and equipment and purchased intangible assets with definite lives, is to review the carrying value of the assets if circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. Amortization of intangibles is recorded on a straight-line basis over their estimated lives.

Cable Distribution Fees

        Cable distribution fees relate to upfront fees paid in connection with multi-year cable contracts for carriage of Retailing's domestic and international programming. These fees are amortized on a straight-line basis over the terms of the respective contracts.

Derivative Instruments

        In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates and foreign exchange rates using financial instruments deemed appropriate by management. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps and forward contracts, to hedge certain interest rate and foreign exchange exposures. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, respectively, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Derivative positions are used only to manage underlying exposures of IAC. IAC does not use derivative financial instruments for speculative purposes. The Company formally designates and documents all of its hedging relationships as either fair value hedges or cash flow hedges, as applicable, and documents the objective and strategy for undertaking the hedge transactions. IAC applies hedge accounting based upon the criteria established by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company recognizes all derivative instruments at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the statement of operations or other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of operations when the hedged transaction affects earnings. For a derivative designated as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations. See Note 17 for a full description of IAC's derivative financial instruments, including derivatives created in the Spin-Off.

Advertising

        Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and principally represent offline costs, including television and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was $395.3 million, $224.4 million and $148.4 million, respectively.

Income Taxes

        The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. The Company records interest on potential tax contingencies as a component of income tax expense and records interest net of any applicable related income tax benefit.

Earnings (Loss) Per Share

        Basic earnings per share ("Basic EPS") is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Foreign Currency Translation and Transaction Gains and Losses

        The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income (loss), a separate component of shareholders' equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of operations.

        Foreign currency transaction net gains for the years ended December 31, 2005, 2004 and 2003 were $6.0 million, $10.8 million and $0.6 million, respectively, and are included in "Equity in income of unconsolidated affiliates and other" in the accompanying consolidated statements of operations.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The Company adopted the expense recognition provision of SFAS No. 123 and is providing expense for stock-based compensation for grants made on or after January 1, 2003 on a prospective basis as provided by SFAS No. 148, and provides pro forma information in the notes to financial statements to present its results as if all equity awards issued in years prior to 2003 were being expensed. For restricted stock units issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and amortized ratably as non-cash compensation over the vesting term. For stock options issued since 2003, including unvested options assumed in acquisitions, the value of the option is measured at the grant date (or acquisition date, if applicable) at fair value and amortized over the remaining vesting term.

        In connection with the Spin-Off, all outstanding stock-based compensation instruments of the Company were modified. Accordingly, on August 9, 2005, the Company recorded a pre-tax modification charge of $67.0 million related to the treatment of vested stock options in connection with the Spin-Off. Beginning August 9, 2005, as a result of this modification, the Company is recognizing expense for all stock-based compensation instruments in the consolidated statement of operations, including options granted prior to January 1, 2003 that were previously accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25").

        The following table illustrates the effect on net earnings available to common shareholders and net earnings per share if the fair value-based method had been applied to all outstanding and unvested awards in each period:

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net earnings available to common shareholders, as reported	$868,212	$151,808	$154,341
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	119,125	147,824	75,242
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(102,055)	(166,945)	(151,390)

Pro forma net earnings available to common shareholders	$885,282	$132,687	$78,193

Net earnings per share available to common shareholders:
Basic as reported	$2.64	$0.44	$0.51
Basic pro forma	$2.69	$0.38	$0.26
Diluted as reported	$2.46	$0.41	$0.51
Diluted pro forma	$2.51	$0.36	$0.26

        In conjunction with the Spin-Off and the upcoming adoption of Statement 123(R) (described below), the Company conducted an assessment of certain assumptions used in determining the expense related to stock-based compensation which was completed in the third quarter of 2005. The cumulative effect of a change in the Company's estimate related to the number of stock-based awards that are expected to vest resulted in a reduction in non-cash compensation expense of $5.5 million which is included in continuing operations and $35.3 million related to Expedia which is included in discontinued operations. The after-tax effect of this change in estimate on earnings and earnings per share from continuing operations, income from discontinued operations and net income is $3.5 million or $0.01 per share, $22.0 million or $0.06 per share and $25.5 million or $0.07 per share, respectively. In addition, the deduction line item in the table above included in the determination of pro forma expense for the year ended December 31, 2005, includes a favorable adjustment of $20.6 million due to the cumulative effect of the change in the Company's estimate related to the number of stock-based awards that are expected to vest.

        Pro forma information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003: risk-free interest rates of 4.10%,

3.30% and 2.78%, respectively; a dividend yield of zero and volatility factors of 40%, 43% and 50%, respectively, based on the expected market price of IAC common stock based on historical trends; and a weighted-average expected life of the options of five years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis.

        On December 16, 2004, the FASB issued FASB Statement No. 123 (R), "Share-Based Payment" ("Statement 123(R)"), which is a revision of SFAS No. 123. Statement 123(R) supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The Company is required to apply Statement 123(R) no later than the first quarter of 2006.

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

Minority Interest in Income of Consolidated Subsidiaries

        Minority interest in 2005 and 2004 primarily represents minority ownership in certain international operations of Ticketmaster. Minority interest in 2003 primarily represents minority ownership in certain international operations of Entertainment Publications, Ticketmaster and HSE-Germany.

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

        Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles, including goodwill and other long-lived assets, deferred income taxes, including related valuation allowances, various other operating allowances, reserves and accruals, and assumptions related to the determination of stock-based compensation.

Certain Risks and Concentrations

        The Company's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud. The Company also depends on third party service providers for processing certain fulfillment services.

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and marketable securities. Cash equivalents and marketable securities are of high-quality short to intermediate term securities, all of which are maintained with quality financial institutions of high credit. Cash and cash equivalents are maintained with financial institutions and are in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits.

Recent Accounting Pronouncements

        On February 16, 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"), which amends SFAS No. 133, and SFAS No. 140. SFAS No. 155 alters the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Among other things, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year. The Company is currently assessing the impact of SFAS No. 155 on its consolidated financial position, results of operations and cash flows.

        On June 7, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), replacing APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 alters the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

Reclassifications

        Certain prior period amounts have been reclassified to conform to current year presentation. In addition, the 2004 and 2003 consolidated statements of cash flows have been revised to separately disclose the operating, investing and financing portion of the cash flows attributable to the Company's discontinued operations. These amounts had previously been reported on a combined basis as a single amount.

NOTE 3—BUSINESS ACQUISITIONS

        Business acquisitions completed by the Company during the three years ended December 31, 2005 are described below. All IAC common stock share information and related per share prices included in this note have been adjusted to reflect IAC's one-for-two reverse stock split in August 2005.

Acquisitions completed in 2005

Ask Jeeves Acquisition

        On July 19, 2005, IAC completed the acquisition of Ask Jeeves, now referred to as IAC Search & Media, a leading provider of world-class information retrieval technologies, brands and services that are available to consumers across a range of platforms, including destination websites, downloadable search-based applications and portals. Under the terms of the agreement, IAC issued 37.9 million shares of IAC common stock to IAC Search & Media security holders based on an exchange ratio of 1.2668 shares (or 0.6334 of a share, adjusted to reflect IAC's one-for-two reverse stock split in August 2005) of IAC common stock for each share of IAC Search & Media common stock in a tax-free transaction valued as of the date of the agreement at approximately $1.7 billion, net of cash acquired. IAC also assumed options to acquire approximately 4.1 million shares of IAC common stock and assumed 0.1 million restricted share units. The price used to value the securities was $43.976, which was the average of the closing prices of IAC common stock during the five consecutive trading days beginning two trading days prior to the announcement of the IAC Search & Media acquisition. The amount recorded as unearned compensation was based upon the fair value of the unvested stock options and restricted stock as of the acquisition date and is being recognized as non-cash compensation over the vesting period. IAC Search & Media is included in IAC's Media & Advertising operating segment and sector.

        IAC obtained an independent valuation of identifiable intangible assets acquired. This valuation identified $352.6 million of intangible assets other than goodwill. The goodwill recognized amounted to $1.5 billion. The trade names acquired were identified as indefinite-lived intangible assets and $195.9 million was allocated to these assets. Intangibles with definite lives included existing technology ($116.4 million), distribution agreements ($12.7 million), customer lists ($17.0 million), advertising relationships ($4.2 million) and other ($6.4 million) and are being amortized over a weighted-average period of 4.3 years. None of the amount allocated to goodwill is tax deductible. The purchase price paid for IAC Search & Media was based on historical as well as expected performance metrics. The Company viewed IAC Search & Media's revenue, operating income, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to consideration that resulted in recognition of a significant amount of goodwill for a number of reasons including: IAC Search & Media's market position and brand; IAC Search & Media's business model which complements the business models of the Company's other businesses; growth opportunities in the markets in which IAC Search & Media operates; and IAC Search & Media's distinctly unique, proprietary and exclusive service lines which we expect will enable the Company to grow. As a result, the predominant portion of the consideration was based on the expected financial performance of IAC Search & Media, and not the asset value on the books of IAC Search & Media at the time of acquisition.

Cornerstone Brands Acquisition

        On April 1, 2005, the Company completed its acquisition of Cornerstone Brands, a portfolio of leading print catalogs and online retailing sites that sell home products and leisure and casual apparel, for approximately $715 million, principally in cash. Cornerstone Brands is included in IAC's U.S. Retailing operating segment. IAC obtained an independent valuation of identifiable intangible assets acquired. This valuation identified $309.1 million of intangible assets other than goodwill. The goodwill recognized amounted to $456.4 million. The trade names acquired were identified as indefinite-lived intangible assets and $269.4 million was allocated to these assets. Intangibles with definite lives included customer lists ($31.4 million), existing technology ($4.1 million), vendor and supply agreements ($3.0 million) and intellectual property ($1.2 million) and are being amortized over a weighted-average period of 4.5 years. None of the amount allocated to goodwill is tax deductible. The purchase price paid for Cornerstone Brands was based on historical as well as expected performance metrics. The Company viewed Cornerstone Brands' revenue, operating income, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including: Cornerstone Brand's market position and brands; Cornerstone Brand's business model which complements the business models of the Company's other businesses; growth opportunities in the markets in which Cornerstone Brands operates; and Cornerstone Brand's distinctly unique, proprietary and exclusive product lines which should enable the Company to grow. As a result, the predominant portion of the purchase price was based on the expected financial performance of Cornerstone Brands, and not the asset value on the books of Cornerstone Brands at the time of the acquisition.

Acquisitions completed in 2004

  Home Loan Center Acquisition

        On December 14, 2004, LendingTree acquired all of the outstanding stock of Home Loan Center, now referred to as LendingTree Loans, a consumer direct mortgage banker. LendingTree Loans is included in IAC's Lending operating segment. LendingTree Loans derives its income primarily from the origination of mortgage loans and the subsequent sale of the loans to investors. The Company allocated a portion of the purchase price to record an increase in the recorded value of loans held for sale to fair value of $2.3 million; record the fair value of interest rate lock commitments of $4.1 million; and record the value of the unlocked consumer loan commitments in the "pipeline" of $1.5 million. IAC obtained an independent valuation of intangible assets acquired. This valuation identified $7.5 million of intangible assets other than goodwill. Intangibles with definite lives included trade names ($3.3 million), existing technology ($2.3 million), covenant-not-to-compete ($1.8 million) and customer lists ($0.1 million) and are being amortized over a weighted-average period of 2.8 years. Additional contingent purchase price may be earned by the LendingTree Loans stockholders based on the earnings performance of LendingTree Loans through December 31, 2007 (the "earnout period"). Since the additional contingent purchase is contingent upon future earnings, no liability is recorded for such amounts at December 31, 2005.

  ServiceMagic Acquisition

        On September 1, 2004, the Company completed its acquisition of ServiceMagic, Inc., a leading online marketplace connecting homeowners with pre-screened and customer rated residential contractors, real estate professionals and lenders. Immediately following the acquisition, the Company transferred ServiceMagic's financial services businesses to LendingTree for $20 million and ServiceMagic's Home Services portion of the business has been included in the Home Services segment since its acquisition. In connection with the ServiceMagic acquisition, IAC obtained an independent valuation of identifiable intangible assets acquired. This valuation identified $26.1 million of intangible assets other than goodwill. The trade name was identified as an indefinite-lived intangible and $10.8 million was allocated to this asset. Intangibles with definite lives included real estate agent and lending relationships ($3.5 million), contractor relationships ($7.1 million), software ($4.4 million) and customer lists ($0.3 million) and are being amortized over a weighted-average period of 5.3 years. The net purchase price paid for ServiceMagic was based on historical as well as expected performance metrics. The Company viewed ServiceMagic's revenue, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including ServiceMagic's market leading position and brand and ServiceMagic's business model, which complements the business models of the Company's other businesses.

        The aggregate purchase price of the acquisitions of LendingTree Loans and ServiceMagic was approximately $211.1 million, of which approximately $143.5 million was classified as goodwill as of December 31, 2004. None of the amount allocated to goodwill is tax deductible.

  TripAdvisor Acquisition (Discontinued Operations)

        On April 27, 2004, the Company completed its acquisition of TripAdvisor, Inc., a leading travel search engine and directory that enables consumers to extensively research their travel and destination place via the internet. The Company's acquisition of TripAdvisor represented 94.1% of the business. IAC obtained an independent valuation of identifiable intangible assets acquired. This valuation identified $54.9 million of intangible assets other than goodwill. The goodwill recognized amounted to approximately $163.0 million. The trade name was identified as an indefinite-lived intangible and $30.3 million was allocated to this asset. Intangibles with definite lives included existing technology ($22.1 million), and customer lists ($2.5 million) and are being amortized over a weighted-average period of 2.9 years. The net purchase price paid for TripAdvisor was based on historical as well as expected performance metrics. The Company viewed TripAdvisor's revenue, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including: TripAdvisor's market leading position and brand; TripAdvisor's business model which complements the business models of Expedia's other businesses; growth opportunities in the markets in which TripAdvisor operates; and TripAdvisor's technological and operational expertise. As a result, the predominant portion of the purchase price was based on the expected financial performance of TripAdvisor, and not the asset value on the books at the time of the acquisition. These factors resulted in a significant amount of the purchase price being allocated to goodwill. None of the amount allocated to goodwill is tax deductible. TripAdvisor was included within Expedia subsequent to its acquisition by IAC and is reflected in discontinued operations for all periods presented.

Acquisitions completed in 2003

Ticketmaster Merger

        On January 17, 2003, IAC completed its acquisition of all of the outstanding shares of Ticketmaster that it did not already own. Prior to the acquisition, IAC owned approximately 66% of the outstanding equity of Ticketmaster, including its subsidiaries Citysearch and Match.com. IAC issued approximately 22.7 million shares of IAC common stock to Ticketmaster security holders based on an exchange ratio of 0.935 of a share (or 0.4675 of a share, adjusted to reflect IAC's one-for-two reverse stock split in August 2005) of IAC common stock for each share of Ticketmaster common stock. IAC also assumed options to acquire approximately 4.5 million shares of IAC common stock and warrants to acquire approximately 2.1 million shares of IAC common stock, in each case based on the same exchange ratio. The price used to value the securities was $35.836, which was the average of the closing prices of IAC common stock during the five consecutive trading days beginning two trading days prior to the announcement of the Ticketmaster merger. The amount recorded as unearned compensation was based upon the fair value of the unvested stock options and warrants as of the merger date, and is being recognized as non-cash compensation over the vesting period. The purchase consideration and resulting allocation are as follows (in thousands):

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

        IAC obtained an independent valuation of the identifiable intangible assets acquired. This valuation identified $616.1 million of intangible assets other than goodwill. IAC recorded 34% of this amount, or $209.5 million, representing the incremental ownership acquired in the transaction. The unallocated excess of merger consideration over minority interest acquired, deferred taxes and deferred compensation of $298.3 million was allocated to goodwill. The trade name was identified as an indefinite lived intangible and $90.3 million was allocated to this asset. Intangibles with definite lives included venue promoter contracts ($75.1 million), distribution agreements ($25.9 million), technology ($11.4 million) and subscribers ($6.8 million) and are being amortized over a weighted average period of 5.7 years. None of the amount allocated to goodwill is tax deductible. The Company recorded no adjustments to the historical carrying value of assets and liabilities, other than to goodwill and intangible assets, as a result of the step-up in fair value.

        The Company acquired the remaining interest in Ticketmaster because the acquisition significantly simplified its corporate structure (which at the time was very complex with significant minority interests); the acquisition removed potential conflicts of interest between the Company's shareholders and the minority public shareholders of Ticketmaster, and allowed the companies to work together more closely to achieve operating efficiencies; the Company gained access to the acquiree's total cash flow; and the Company believed that Ticketmaster had great growth prospects.

  LendingTree Acquisition

        On August 8, 2003, the Company completed its acquisition of all of the outstanding capital stock of LendingTree, Inc. in a stock-for-stock transaction. In the acquisition, LendingTree shareholders received 0.6199 of a share (or 0.30995 of a share, adjusted to reflect IAC's one-for-two reverse stock split in August 2005) of IAC common stock for each share of LendingTree common stock that they owned and LendingTree preferred stockholders received the same merger consideration, on an as-converted basis. IAC issued an aggregate of approximately 9.4 million shares of IAC common stock, and assumed approximately 1.7 million stock options in the merger.

        In connection with the LendingTree acquisition, the consideration attributable to intangible assets and goodwill was $714.6 million. IAC obtained an independent valuation of the identifiable intangible assets. This valuation identified $187.2 million of intangible assets other than goodwill. The goodwill recognized amounted to $527.4 million. The trade name was identified as an indefinite-lived intangible and $87.0 million was allocated to this asset. Intangibles with definite lives included purchased service agreements ($62.8 million), technology ($24.7 million), customer backlog ($7.2 million) and customer lists ($5.5 million) and are being amortized over a weighted-average period of 4.4 years. None of the amount allocated to goodwill is tax deductible.

        The net purchase price paid for LendingTree was based on historical as well as expected performance metrics. The Company viewed LendingTree's revenue, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including: LendingTree's market leading position and brand; LendingTree's technological and operational expertise; and the Company's expectation of significant growth in the online financial services and real estate market. LendingTree had a relatively short business history and was unprofitable in every year prior to 2002. As a result, the predominant portion of purchase price was based on the expected financial performance of LendingTree, and not the net asset value on the books at the time of the acquisition.

  Entertainment Publications Acquisition

        In connection with the Entertainment Publications acquisition, which was completed on March 25, 2003, the consideration attributable to intangible assets and goodwill was $314.0 million. IAC obtained an independent valuation of identifiable intangible assets acquired. This valuation identified $103.1 million of intangible assets other than goodwill. The goodwill recognized amounted to $210.9 million. The trade name was identified as an indefinite-lived intangible and $48.7 million was allocated to this asset. Intangibles with definite lives included distribution lists ($36.9 million), merchant agreements ($11.7 million), technology ($4.4 million), and covenant not-to-compete ($1.4 million) and are being amortized over a weighted average period of 8.8 years. None of the amount allocated to goodwill is tax deductible.

        The net purchase price paid for Entertainment Publications was based on historical as well as expected performance metrics. The Company viewed Entertainment Publications' revenue, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including: Entertainment Publications' business model complements the business models of the Company's other Membership & Subscriptions businesses; and the early stages of Entertainment Publications' online migration. As a result, the predominant portion of purchase price was based on the expected financial performance of Entertainment Publications, and not the net asset value on the books at the time of the acquisition.

  Expedia.com Merger (Discontinued Operations)

        On August 8, 2003, IAC completed its acquisition of all of the outstanding shares of Expedia.com that it did not already own. Prior to the acquisition IAC owned approximately 59% of the outstanding equity of Expedia.com. IAC issued approximately 50.4 million shares of IAC common stock to Expedia.com security holders based on an exchange ratio of 1.93875 shares (or 0.969375 of a share, adjusted to reflect IAC's one-for-two reverse stock split in August 2005) of IAC common stock for each share of Expedia.com common stock. IAC also assumed options to acquire 18.5 million shares of IAC common stock, issued warrants to acquire 12.2 million shares of IAC common stock and assumed 0.6 million restricted share units. The price used to value the securities was $52.94, which was the average of the closing prices of IAC common stock during the five consecutive trading days beginning two trading days prior to the announcement of the Expedia.com merger. The amount recorded as unearned compensation was based upon the fair value of the unvested stock options and warrants as of the merger date, and is being recognized as non-cash compensation over the vesting period. The purchase consideration and resulting allocation are as follows (in thousands):

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

        IAC obtained an independent valuation of the identifiable intangible assets acquired, in conjunction with the acquisition of a controlling interest in Expedia.com in 2002. The Company updated this valuation, which identified $2.0 billion of intangible assets other than goodwill. IAC recorded approximately 41% of this amount, or $799.1 million, representing the incremental ownership acquired in the transaction. The unallocated excess of merger consideration over minority interest acquired, deferred taxes and deferred compensation of $2.7 billion was allocated to goodwill. The trade name was identified as an indefinite-lived intangible and $531.3 million was allocated to this asset. Intangibles with definite lives included affiliate agreements ($114.1 million), supply relationships ($67.3 million), technology ($78.8 million) and ECT customer relationships and customer lists ($7.5 million) and are being amortized over a weighted average period of 5 years. None of the amount allocated to goodwill is tax deductible. The Company recorded no adjustments to the historical carrying value of assets and liabilities, other than to goodwill and intangible assets, as a result of the step-up in fair value. Expedia.com was included within Expedia subsequent to its merger with IAC and is reflected in discontinued operations for all periods presented.

  Hotels.com Merger (Discontinued Operations)

        On June 23, 2003, IAC completed its acquisition of all of the outstanding shares of Hotels.com that it did not already own. Prior to the acquisition, IAC owned approximately 67% of the outstanding equity of Hotels.com. IAC issued 22.2 million shares of IAC common stock to Hotels.com security holders based on an exchange ratio of 2.4 shares (or 1.2 shares, adjusted to reflect IAC's one-for-two reverse stock split in August 2005) of IAC common stock for each share of Hotels.com common stock. IAC also assumed options to acquire 3.2 million shares of IAC common stock, warrants to acquire 0.6 million shares of IAC common stock and 0.15 million restricted share units in the merger, in each case based on the same exchange ratio. The price used to value the securities was $52.348, which was the average of the closing prices of IAC common stock during the five consecutive trading days beginning two trading days prior to the announcement of the Hotels.com merger. The amount recorded as unearned compensation was the estimated impact of unvested stock options and warrants as of the merger date, at their fair value as of such date, and is being recognized as non-cash compensation over the vesting period. The purchase consideration and resulting allocation are as follows (in thousands):

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

        IAC obtained an independent valuation of the identifiable intangible assets acquired. This valuation identified $672.8 million of intangible assets other than goodwill. IAC recorded approximately 33% of this amount, or $219.6 million, representing the incremental ownership acquired in the transaction. The unallocated excess of merger consideration over minority interest acquired, deferred taxes and deferred compensation of $685.3 million was allocated to goodwill. The trade name was identified as an indefinite-lived intangible and $115.7 million was allocated to this asset. Intangibles with definite lives included supply relationships ($63.4 million), affiliate agreements ($36.6 million), technology ($3.6 million) and customer lists ($0.3 million) and are being amortized over a weighted-average period of 6.5 years. None of the amount allocated to goodwill is tax deductible. The Company recorded no adjustments to the historical carrying value of assets and liabilities, other than to goodwill and intangible assets, as a result of the step-up in fair value. Hotels.com was included within Expedia subsequent to its merger with IAC and is reflected in discontinued operations for all periods presented.

        The Company acquired the remaining interests in Expedia.com and Hotels.com because the acquisitions significantly simplified its corporate structure (which at the time was very complex with significant minority interests); the acquisitions removed potential conflicts of interest between the Company's shareholders and the minority public shareholders of Expedia.com and Hotels.com, and allowed the companies to work together more closely to achieve operating efficiencies; the Company gained access to the acquirees' total cash flow; and the Company believed that both companies had great growth prospects in their respective fields.

  Hotwire Acquisition (Discontinued Operations)

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

        IAC obtained an independent valuation of identifiable intangible assets acquired. This valuation identified $126.8 million of intangible assets other than goodwill. The goodwill recognized amounted to $533.0 million. The trade name was identified as an indefinite-lived intangible and $90.0 million was allocated to this asset. Intangibles with definite lives included supply relationships ($28.5 million), technology ($7.0 million) and customer lists ($1.3 million) and are being amortized over a weighted-average period of 4.1 years. None of the amount allocated to goodwill is tax deductible.

        The net purchase price paid for Hotwire was based on historical as well as expected performance metrics. The Company viewed Hotwire's revenue, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including: Hotwire's market leading position and brand; Hotwire's business model, which complements the business models of the Company's other travel businesses; growth opportunities in the markets in which Hotwire competes; and Hotwire's technological and operational expertise. As a result, the predominant portion of purchase price was based on the expected financial performance of Hotwire, and not the net asset value on the books at the time of the acquisition. Hotwire was included within Expedia subsequent to its acquisition by IAC and is reflected in discontinued operations for all periods presented.

  Pro Forma Results

        The following unaudited pro forma condensed consolidated financial information for the year ended December 31, 2003 is presented to show the results of the Company to give effect the merger of Ticketmaster with a wholly-owned subsidiary of IAC completed on January 17, 2003, the merger of Hotels.com with a wholly-owned subsidiary of IAC completed on June 23, 2003 and the merger of Expedia.com with a wholly-owned subsidiary of IAC completed on August 8, 2003, as if the transactions had occurred on January 1, 2003. The pro forma results include certain adjustments, including increased amortization related to intangible assets and compensation expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 2003. Note that the pro forma results include Hotels.com and Expedia.com in discontinued operations (see Note 9).

Year Ended December 31, 2003
(In thousands, except per share data)
Net revenue	$3,823,489
Earnings from continuing operations before cumulative effect of accounting change	10,483
Net earnings available to common shareholders	136,437
Basic loss per share from continuing operations before cumulative effect of accounting change available to common shareholders	(0.01)
Diluted loss per share from continuing operations before cumulative effect of accounting change available to common shareholders	(0.01)
Basic earnings per share available to common shareholders	0.40
Diluted earnings per share available to common shareholders	0.40

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if circumstances indicate impairment may have occurred. The Company performed its annual assessments for impairment of goodwill and indefinite-lived intangible assets as of October 1, 2005, 2004 and 2003 in connection with the preparation of its annual financial statements. Based upon its annual assessment in 2004, the Company recorded an impairment charge related to the write-down to the goodwill of PRC (Teleservices operating segment) of $184.8 million, before tax, which was recorded as a component of operating income (loss) in the accompanying consolidated statement of operations. The write-down was determined by comparing the fair value of the business and the implied value of the goodwill with the carrying amounts on the balance sheet. The fair value of the reporting unit was determined based on a weighting of income and market approaches. The write-down primarily resulted from continued competition and macroeconomic factors which negatively impacted industry valuations and PRC's fourth quarter 2004 financial performance. In addition, in connection with the Company's annual impairment review of intangible assets, an impairment charge of $32.7 million was recorded in the fourth quarter of 2004 related to the write-off of certain indefinite and definite-lived intangible assets of TV Travel Shop, which is included in discontinued operations in the accompanying consolidated statement of operations. This impairment was recorded in 2004 due to management's reassessment of TV Travel Shop's expected future financial performance and the fair value of the assets was determined based on the present value of estimated future cash flows. In connection with the Spin-Off and establishment of the Lending and Real Estate operating segments, the Company allocated the goodwill of its former IAC Travel reporting unit to Expedia, TV Travel Shop and Interval and the goodwill of its Financial Services and Real Estate reporting unit to the Lending and Real Estate operating segments based upon their relative fair values as of January 1, 2005 and September 30, 2005, respectively.

        The balance of goodwill and intangible assets is as follows (in thousands):

	December 31,
	2005	2004
Goodwill	$7,351,700	$5,361,825
Intangible assets with indefinite lives	1,042,558	574,473
Intangible assets with definite lives	515,630	479,829

	$8,909,888	$6,416,127

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in the various acquisitions. At December 31, 2005, intangible assets with definite lives relate principally to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Distribution agreements	$244,798	$(177,146)	$67,652	5.0
Purchase agreements	304,911	(161,988)	142,923	6.8
Customer lists	197,084	(70,951)	126,133	7.6
Technology	212,282	(84,297)	127,985	4.3
Merchandise agreements	44,957	(27,359)	17,598	5.7
Other	76,911	(43,572)	33,339	3.1

Total	$1,080,943	$(565,313)	$515,630

        At December 31, 2004, intangible assets with definite lives related principally to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Distribution agreements	$511,031	$(405,945)	$105,086	5.1
Purchase agreements	291,941	(133,499)	158,442	11.6
Customer lists	147,824	(22,320)	125,504	9.2
Technology	89,482	(53,490)	35,992	3.9
Merchandise agreements	41,957	(18,719)	23,238	5.8
Other	56,920	(25,353)	31,567	3.4

Total	$1,139,155	$(659,326)	$479,829

        Amortization of intangible assets with definite lives is computed on a straight-line basis and based on December 31, 2005 balances for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2006	$161,205
2007	111,528
2008	86,647
2009	66,386
2010	43,730
2011 and thereafter	46,134

$515,630

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill for the year ended December 31, 2005 (in thousands):

	Balance as of January 1, 2005	Additions	(Deductions)	Foreign Exchange Translation	Balance as of December 31, 2005
Retailing:
U.S.	$2,436,892	$456,403	$(4,285)	$—	$2,889,010
International	108,779	1,311	—	—	110,090

Total Retailing	2,545,671	457,714	(4,285)	—	2,999,100
Services:
Ticketing	1,036,019	24,321	(1,333)	(3,661)	1,055,346
Lending	525,100	3,772	(12,442)	—	516,430
Real Estate	67,365	455	(1,811)	—	66,009
Teleservices	128,655	691	—	—	129,346
Home Services	112,973	8,648	(20,291)	—	101,330

Total Services	1,870,112	37,887	(35,877)	(3,661)	1,868,461
Media & Advertising	—	1,538,998	—	—	1,538,998
Membership & Subscriptions:
Vacations	467,564	—	(60)	—	467,504
Personals	221,728	224	—	(1,057)	220,895
Discounts	256,750	885	(893)	—	256,742

Total Membership & Subscriptions	946,042	1,109	(953)	(1,057)	945,141

Total	$5,361,825	$2,035,708	$(41,115)	$(4,718)	$7,351,700

        Additions principally relate to new acquisitions, primarily IAC Search & Media and Cornerstone Brands. Deductions principally relate to the establishment of a deferred tax asset related to purchased net operating losses, adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts and the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized.

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill for the year ended December 31, 2004 (in thousands):

	Balance as of January 1, 2004	Additions	(Deductions)	Goodwill Impairment	Foreign Exchange Translation	Balance as of December 31, 2004
Retailing:
U.S.	$2,424,680	$13,082	$(870)	$—	$—	$2,436,892
International	108,779	—	—	—	—	108,779

Total Retailing	2,533,459	13,082	(870)	—	—	2,545,671
Services:
Ticketing	1,007,300	35,358	(12,428)	—	5,789	1,036,019
Lending and Real Estate(*)	571,859	86,534	(65,928)	—	—	592,465
Teleservices	314,001	2	(568)	(184,780)	—	128,655
Home Services	—	112,973	—	—	—	112,973

Total Services	1,893,160	234,867	(78,924)	(184,780)	5,789	1,870,112
Membership & Subscriptions:
Vacations	465,737	1,827	—	—	—	467,564
Personals	223,429	58	(2,580)	—	821	221,728
Discounts	208,973	48,431	(654)	—	—	256,750

Total Membership & Subscriptions	898,139	50,316	(3,234)	—	821	946,042

Total	$5,324,758	$298,265	$(83,028)	$(184,780)	$6,610	$5,361,825

*
IAC redefined its Financial Services and Real Estate operating segment in 2005 to present Lending and Real Estate each as a separate operating segment. However, all goodwill related to these segments is included in one segment in 2004 as it is impracticable to allocate the goodwill between Lending and Real Estate in the periods prior to January 1, 2005.

        Deductions principally relate to the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized, adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts, and the elimination of valuation allowances recorded against purchased net operating losses. Additions principally relate to new acquisitions, primarily ServiceMagic and LendingTree Loans, as well as adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

        The balance of property, plant and equipment, net is as follows (in thousands):

	December 31,
	2005	2004
Computer and broadcast equipment	$786,979	$649,845
Buildings and leasehold improvements	187,439	145,645
Furniture and other equipment	152,765	135,268
Land	20,620	21,160
Projects in progress	104,096	64,321

	1,251,899	1,016,239
Less: accumulated depreciation and amortization	(684,491)	(588,982)

Total property, plant and equipment, net	$567,408	$427,257

NOTE 6—INCOME TAXES

        U.S. and foreign earnings (loss) from continuing operations before income tax and minority interest are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
U.S.	$955,413	$110,518	$(23,233)
Foreign	36,272	21,774	15,661

Total	$991,685	$132,292	$(7,572)

        The components of income tax expense attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current income tax expense:
Federal	$1,198,301	$22,909	$63,115
State	233,432	32,696	10,017
Foreign	28,165	29,246	15,828

Current income tax expense	1,459,898	84,851	88,960

Deferred income tax (benefit) expense:
Federal	(907,012)	11,151	(94,520)
State	(164,017)	(18,746)	(16,088)
Foreign	2,200	(2,990)	(2,566)

Deferred income tax (benefit)	(1,068,829)	(10,585)	(113,174)

Income tax expense (benefit)	$391,069	$74,266	$(24,214)

        The current income tax payable has been reduced by $163.9 million, $101.8 million and $175.6 million for the years ended December 31, 2005, 2004 and 2003, respectively, for tax deductions attributable to stock-based compensation. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to additional paid-in capital or a reduction in goodwill.

        In 2004, the Company redomiciled the place of management of one of its foreign subsidiaries to the U.S. The tax impact of the transaction was a foreign tax provision of $16 million (net of net operating loss carryforwards ("NOLs") benefited of $23 million), fully offset by U.S. foreign income tax credits. Previously unbenefited foreign NOLs of $59 million expired unutilized as a result of the transaction.

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2005	2004
Deferred tax assets:
Inventory	$10,522	$4,821
Provision for accrued expenses	54,496	38,721
Capital loss carryforwards	442	1,440
Deferred revenue	19,239	9,377
Net operating loss carryforwards	68,047	125,513
Tax credit carryforwards	7,187	4,563
Stock-based compensation	50,435	35,088
Other	43,159	73,551

Total deferred tax assets	253,527	293,074
Less valuation allowance	(41,664)	(104,711)

Net deferred tax assets	211,863	188,363

Deferred tax liabilities:
Property, plant and equipment	(1,745)	(6,413)
Prepaid expenses	(15,777)	(6,361)
Intangible and other assets	(1,294,282)	(1,078,608)
Investment in subsidiaries	(72,025)	(63,884)
VUE Limited Partnership	—	(1,036,376)
Other	(8,804)	(8,098)

Total deferred tax liabilities	(1,392,633)	(2,199,740)

Net deferred tax liability	$(1,180,770)	$(2,011,377)

        Included in "Other non-current assets" in the accompanying consolidated balance sheets at December 31, 2005 and December 31, 2004 is a non-current deferred tax asset of $19.8 million and $11.8 million, respectively. In addition, included in "Other accrued liabilities" in the accompanying consolidated balance sheet at December 31, 2005 is a current deferred tax liability of $1.7 million.

        At December 31, 2005, the Company had federal and state NOLs of approximately $59 million and $372 million, respectively. If not utilized, the federal NOLs will expire at various times between 2009 and 2025, and the state NOLs will expire at various times between 2006 and 2025. Utilization of federal NOLs will be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of certain state NOLs may be subject to limitations under state laws similar to Section 382 of the Internal Revenue Code of 1986. At December 31, 2005, the Company had foreign NOLs of approximately $123 million available to offset future income. Of these foreign losses, approximately $114 million can be carried forward indefinitely, and approximately $2 million and $7 million will expire within five years and ten years, respectively. Utilization of approximately $70 million of foreign NOLs will be subject to annual limitations based on taxable income. During 2005, the Company recognized tax benefits related to NOLs of approximately $43 million. Included in this amount was approximately $39.5 million of tax benefits of acquired attributes which was recorded as a reduction of goodwill.

        At December 31, 2005, the Company had tax credit carryforwards of approximately $7.2 million. Of this amount, approximately $5.8 million related to federal tax credits for foreign taxes and increasing research activities, with the remaining $1.3 million related to various state and local tax credits. If not utilized, the credit carryforwards will expire at various times between 2006 and 2024.

        During 2005, the Company's valuation allowance decreased by approximately $63 million. Included in this amount is approximately $62.5 million of decrease primarily related to the write-off of previously unbenefited deferred tax assets for foreign net operating losses. The remaining $0.6 million valuation allowance decrease was recorded as a reduction of goodwill and relates to the net benefit of acquired tax attributes. At December 31, 2005, the Company had a valuation allowance of approximately $41.7 million related to the portion of tax operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. Of this amount, approximately $1.6 million will be applied as a reduction of goodwill or an increase of additional paid-in-capital, if recognized in future years, and approximately $23.1 million of valuation allowance related to foreign operations will not result in any net tax benefit if recognized in future years as these benefits were recognized in previous periods due to certain U.S. tax elections.

        A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Income tax expense (benefit) at the federal statutory rate of 35%	$347,089	$46,619	$(2,650)
State income taxes, net of effect of federal tax benefit	37,612	8,632	(3,378)
Foreign income taxed at a different statutory tax rate	(1,766)	2,931	3,514
Incremental tax on unremitted earnings of certain non-U.S. subsidiaries	2,308	3,240	6,917
Non-deductible amortization of non-cash compensation expense	22,203	—	—
Equity in income of foreign unconsolidated affiliates	—	(1,232)	—
Tax exempt income	(3,354)	(4,845)	(5,755)
Foreign income tax credits utilized	(594)	(53,460)	(4,615)
Foreign income taxes related to the change in domicile of a foreign subsidiary	—	38,615	—
NOLs utilized due to the change in domicile of a foreign subsidiary	—	(23,159)	—
Amortization of intangibles	—	11,464	24,104
Impairment of non-deductible goodwill	—	56,207	—
Change in valuation allowance	1,262	(111)	(34,243)
Effect of change in estimated combined state tax rate	(10,373)	—	(3,537)
Change in tax reserves	10,854	(8,625)	(4,987)
Other, net	(14,172)	(2,010)	416

Income tax expense (benefit)	$391,069	$74,266	$(24,214)

        In 2005, the Joint Committee of Taxation completed its review and approved the audit settlement previously agreed to with the Internal Revenue Service ("IRS") for the years ended December 31, 1997 through 2000. The resolution of this IRS examination did not have a material effect on the Company's consolidated results of operations or its consolidated financial position. The IRS is currently examining the Company's tax returns for the years ended December 31, 2001 through 2003. The examination is expected to be completed in 2007. The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. The ultimate outcome of these tax contingencies could have a material effect on the Company's consolidated financial statements.

        In 2004, the Company completed a study of tax basis of certain assets which resulted in a net $14.6 million reduction to the carrying value of deferred tax liabilities, of which $4.5 million was recorded as a benefit to the 2004 tax provision.

        In accordance with APB No. 23, no federal and state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $27.8 million at December 31, 2005. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

NOTE 7—OPERATING SEGMENTS

        The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. Expedia, EUVÍA, TV Travel Shop, ECS, Styleclick, Inc., and Avaltus, Inc., a subsidiary of PRC, are presented as discontinued operations and, accordingly, are excluded from the schedules below except for the schedule of assets, in which they are included in corporate and other.

        During the second quarter of 2005, and in contemplation of the Spin-Off, the chief operating decision maker and executive management of IAC realigned how they view the businesses and how the businesses are organized. Accordingly, beginning in the second quarter of 2005, IAC introduced sector reporting that corresponds to the areas of interactivity in which the Company operates and redefined its operating segments to present the results consistent with how the chief operating decision maker and executive management currently view the businesses. Further, during the third quarter of 2005, the chief operating decision maker and executive management realigned how they view the Financial Services and Real Estate operating segment, which is included in IAC's Services sector. Accordingly, beginning in the third quarter of 2005, IAC redefined its Financial Services and Real Estate operating segment to present the results of Lending and Real Estate each as a separate operating segment in its Services sector. The new segment presentation is as follows: the Retailing sector includes the U.S. and International Retailing operating segments; the Services sector includes the Ticketing, Lending, Real Estate, Teleservices and Home Services operating segments; Media & Advertising is its own sector and reportable segment; and the Membership & Subscriptions sector includes the Vacations, Personals and Discounts operating segments. In addition, IAC reports the performance of its Emerging Businesses and corporate expenses. Media & Advertising includes two operating segments, IAC Search & Media and Citysearch, which have been aggregated as one reportable segment in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

        During 2003, the Company switched from reporting adjusted EBITDA as its primary metric to Operating Income Before Amortization, concluding that EBITDA was not the best way to look at segment performance as it did not include certain operating costs such as depreciation. Operating Income Before Amortization is defined as operating income excluding: (1) amortization of non-cash compensation, distribution and marketing expense, (2) amortization of intangibles and goodwill impairment, if applicable, (3) pro forma adjustments for significant acquisitions, if applicable, and (4) one-time items, if applicable. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash marketing expense, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

        The following table reconciles Operating Income Before Amortization to operating income (loss) and net earnings available to common shareholders in 2005, 2004 and 2003.

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Operating Income Before Amortization	$668,277	$421,552	$366,896
Amortization of non-cash compensation expense	(137,537)	(70,326)	(32,404)
Amortization of non-cash distribution and marketing expense	—	(1,302)	(9,458)
Amortization of intangibles	(186,511)	(185,388)	(186,677)
Goodwill impairment	—	(184,780)	—
Merger costs(a)	—	—	(96)

Operating income (loss)	344,229	(20,244)	138,261
Interest income	141,104	170,181	147,528
Interest expense	(77,674)	(68,367)	(80,108)
Gain on sale of VUE interests	523,487	—	—
Equity in income (losses) of VUE	21,960	16,188	(224,468)
Equity in income of unconsolidated affiliates and other(b)	38,579	34,534	11,215
Income tax (expense) benefit	(391,069)	(74,266)	24,214
Minority interest in income of consolidated subsidiaries	(2,229)	(3,159)	(5,933)
Gain on sale of EUVÍA, net of tax	70,152	—	—
Income from discontinued operations, net of tax	207,611	109,994	156,687
Preferred dividends	(7,938)	(13,053)	(13,055)

Net earnings available to common shareholders	$868,212	$151,808	$154,341

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Revenue:
Retailing:
U.S.	$2,670,951	$1,905,903	$1,763,689
International	379,947	342,037	348,442

Total Retailing	3,050,898	2,247,940	2,112,131
Services:
Ticketing	950,177	768,199	743,232
Lending	367,769	159,348	48,631
Real Estate	57,555	30,435	7,164
Teleservices	337,424	293,895	294,273
Home Services	41,006	6,903	—

Total Services	1,753,931	1,258,780	1,093,300
Media & Advertising	213,451	30,463	28,715
Membership & Subscriptions:
Vacations	272,767	256,846	222,757
Personals	249,505	197,993	185,294
Discounts	218,964	217,937	201,550
Intra-sector elimination	(1,456)	(1,310)	(1,438)

Total Membership & Subscriptions	739,780	671,466	608,163
Emerging Businesses	29,852	6,592	—
Intersegment eliminations (c)	(34,241)	(26,962)	(18,820)

Total	$5,753,671	$4,188,279	$3,823,489

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Operating Income (Loss):
Retailing:
U.S.	$216,693	$141,737	$117,468
International	4,453	2,979	3,403

Total Retailing	221,146	144,716	120,871
Services:
Ticketing	189,904	137,928	116,471
Lending	55,290	4,385	(11,644)
Real Estate	(29,541)	(11,962)	(4,828)
Teleservices	22,614	(167,729)	12,460
Home Services	8,929	(2,242)	—

Total Services	247,196	(39,620)	112,459
Media & Advertising	7,702	(47,093)	(69,829)
Membership & Subscriptions:
Vacations	85,527	65,011	40,977
Personals	44,115	18,850	14,130
Discounts	11,157	14,038	40,408

Total Membership & Subscriptions	140,799	97,899	95,515
Emerging Businesses	(13,340)	(4,990)	(5,922)
Corporate and other	(259,274)	(171,156)	(114,833)

Total	$344,229	$(20,244)	$138,261

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Operating Income Before Amortization:
Retailing:
U.S.	$276,550	$194,669	$168,260
International	5,759	4,289	4,699

Total Retailing	282,309	198,958	172,959
Services:
Ticketing	218,652	164,326	144,502
Lending	80,649	26,066	3,148
Real Estate	(16,692)	(4,641)	(1,951)
Teleservices	22,614	17,051	12,460
Home Services	11,247	289	—

Total Services	316,470	203,091	158,159
Media & Advertising	30,512	(13,324)	(19,865)
Membership & Subscriptions:
Vacations	110,746	90,231	66,197
Personals	47,872	27,569	31,019
Discounts	17,541	22,023	46,092

Total Membership & Subscriptions	176,159	139,823	143,308
Emerging Businesses	(12,746)	(1,059)	(3,779)
Corporate and other	(124,427)	(105,937)	(83,886)

Total	$668,277	$421,552	$366,896

	December 31,
	2005	2004	2003
	(In thousands)
Assets:
Retailing:
U.S.	$4,194,357	$3,321,343	$3,324,896
International	321,254	299,648	306,943

Total Retailing	4,515,611	3,620,991	3,631,839
Services:
Ticketing	1,777,953	1,626,275	1,529,393
Lending(d)	1,197,519	1,077,461	799,377
Real Estate(d)	138,786	—	—
Teleservices	252,277	234,095	419,369
Home Services	161,608	156,772	—

Total Services	3,528,143	3,094,603	2,748,139
Media & Advertising	3,309,186	20,233	61,499
Membership & Subscriptions:
Vacations	750,034	767,553	791,535
Personals	301,546	286,280	298,830
Discounts	392,646	399,117	380,773

Total Membership & Subscriptions	1,444,226	1,452,950	1,471,138
Emerging Businesses	25,576	19,288	12,885
Corporate and other	1,095,023	14,190,800	13,642,955

Total	$13,917,765	$22,398,865	$21,568,455

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Depreciation, amortization of intangibles and goodwill, including goodwill impairment and cable distribution fees:
Retailing:
U.S.	$170,792	$164,396	$162,570
International	7,995	11,604	11,029

Total Retailing	178,787	176,000	173,599
Services:
Ticketing	65,441	59,539	57,254
Lending	28,989	21,662	14,905
Real Estate	13,045	7,321	2,508
Teleservices(e)	15,234	202,497	23,530
Home Services	4,018	1,163	—

Total Services	126,727	292,182	98,197
Media & Advertising	36,002	37,512	50,945
Membership & Subscriptions:
Vacations	32,588	33,764	34,489
Personals	11,922	22,864	23,642
Discounts	11,150	11,682	8,075

Total Membership & Subscriptions	55,660	68,310	66,206
Emerging Businesses	912	4,084	5
Corporate and other	7,989	5,888	5,760

Total	$406,077	$583,976	$394,712

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Capital expenditures:
Retailing:
U.S.	$36,037	$49,040	$27,499
International	6,199	6,042	3,684

Total Retailing	42,236	55,082	31,183
Services:
Ticketing	39,367	38,443	38,242
Lending and Real Estate(f)	17,827	2,912	2,214
Teleservices	17,865	11,836	11,578
Home Services	2,108	616	—

Total Services	77,167	53,807	52,034
Media & Advertising	19,509	2,950	2,362
Membership & Subscriptions:
Vacations	8,966	6,927	8,095
Personals	9,832	4,137	12,054
Discounts	5,074	7,566	4,977

Total Membership & Subscriptions	23,872	18,630	25,126
Emerging Businesses	6,074	640	27
Corporate and other	72,611	36,681	27,779

Total	$241,469	$167,790	$138,511

  (a)
  The Company has incurred costs at Ticketmaster for investment banking, legal and accounting fees related directly to the merger, which are considered as one-time. These costs were incurred solely in relation to the merger, but may not be capitalized since Ticketmaster was considered the target in the transaction for accounting purposes. These costs do not directly benefit operations in any manner, would not normally be recorded by IAC if not for the fact it already consolidated this entity. The majority of costs are for advisory services provided by investment bankers, and the amounts incurred in 2003 were pursuant to the same fee letters entered into by Ticketmaster in 2002 after IAC announced its intention to commence an exchange offer for Ticketmaster in 2002. Given these factors, IAC believes it is appropriate to consider these costs as one-time.

  (b)
  Other income (expense) for the year ended December 31, 2005 includes a $4.6 million gain reflecting changes to the fair value of the derivatives that were created in the Spin-Off. The derivatives arise due to IAC's obligation to deliver shares of both IAC and Expedia common stock upon the conversion of the Convertible Notes and the exercise of certain IAC warrants. In addition, other income (expense) for the year ended December 31, 2005 includes a $16.7 million gain on the sale of the Company's minority interest share in the Italian home shopping operations, partially offset by $15.8 million of realized losses on marketable securities.

  (c)
  Intersegment eliminations relate to services provided between IAC segments and primarily include call center services provided by the Teleservices segment to other IAC segments, including certain of those businesses currently presented in discontinued operations. Revenues generated between IAC continuing operating segments are $16.5 million, $9.2 million and $10.4 million in 2005, 2004, and 2003, respectively. Revenues generated by IAC continuing operating segments from discontinued operating segments are $17.7 million, $17.8 million and $8.6 million in 2005, 2004, and 2003, respectively. These amounts are eliminated in consolidation.

  (d)
  IAC redefined its Financial Services and Real Estate operating segment in 2005 to present Lending and Real Estate each as a separate operating segment. However, all assets related to these segments are included in one segment as it is impracticable to allocate the assets between Lending and Real Estate for periods prior to January 1, 2005.

  (e)
  Amounts in 2004 include an impairment charge of $184.8 million related to a write-down of Teleservices goodwill that resulted from the Company's annual impairment review under SFAS No. 142.

  (f)
  IAC redefined its Financial Services and Real Estate operating segment in 2005 to present Lending and Real Estate each as a separate operating segment. However, all capital expenditures related to these segments are included in one segment as it is impracticable to allocate capital expenditures between Lending and Real Estate for all periods presented.

        The Company maintains operations in the United States, Germany, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories as of and for the years ended December 31, 2005, 2004, and 2003 are presented below (in thousands).

	Years Ended December 31,
	2005	2004	2003
Revenue
United States	$4,949,243	$3,538,690	$3,239,094
All other countries	804,428	649,589	584,395

	$5,753,671	$4,188,279	$3,823,489

	December 31,
	2005	2004	2003
Long-lived assets
United States	$560,201	$465,734	$477,398
All other countries	36,475	39,007	41,608

	$596,676	$504,741	$519,006

NOTE 8—RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles Operating Income Before Amortization to operating income (loss) for the Company's operating segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the year ended December 31, 2005:
	Operating Income Before Amortization	Amortization of non-cash items	Operating income (loss)
Retailing:
U.S.	$276.6	$(59.9)	$216.7
International	5.8	(1.3)	4.5

Total Retailing	282.3	(61.2)	221.1
Services:
Ticketing	218.7	(28.7)	189.9
Lending	80.6	(25.4)	55.3
Real Estate	(16.7)	(12.8)	(29.5)
Teleservices	22.6	—	22.6
Home Services	11.2	(2.3)	8.9

Total Services	316.5	(69.3)	247.2
Media & Advertising	30.5	(22.8)	7.7
Membership & Subscriptions:
Vacations	110.7	(25.2)	85.5
Personals	47.9	(3.8)	44.1
Discounts	17.5	(6.4)	11.2

Total Membership & Subscriptions	176.2	(35.4)	140.8
Emerging Businesses	(12.7)	(0.6)	(13.3)
Corporate and other	(124.4)	(134.8)	(259.3)

Total	$668.3	$(324.0)	344.2

Other income, net			647.5

Earnings from continuing operations before income taxes and minority interest			991.7
Income tax expense			(391.1)
Minority interest in income of consolidated subsidiaries			(2.2)

Earnings from continuing operations			598.4
Gain on sale of EUVÍA, net of tax			70.2
Income from discontinued operations, net of tax			207.6

Earnings before preferred dividends			876.2
Preferred dividends			(7.9)

Net earnings available to common shareholders			$868.2

	For the year ended December 31, 2004:
	Operating Income Before Amortization	Amortization of non-cash items	Operating income (loss)
Retailing:
U.S.	$194.7	$(52.9)	$141.7
International	4.3	(1.3)	3.0

Total Retailing	199.0	(54.2)	144.7
Services:
Ticketing	164.3	(26.4)	137.9
Lending	26.1	(21.7)	4.4
Real Estate	(4.6)	(7.3)	(12.0)
Teleservices	17.1	(184.8)	(167.7)
Home Services	0.3	(2.5)	(2.2)

Total Services	203.1	(242.7)	(39.6)
Media & Advertising	(13.3)	(33.8)	(47.1)
Membership & Subscriptions:
Vacations	90.2	(25.2)	65.0
Personals	27.6	(8.7)	18.8
Discounts	22.0	(8.0)	14.0

Total Membership & Subscriptions	139.8	(41.9)	97.9
Emerging Businesses	(1.1)	(3.9)	(5.0)
Corporate and other	(105.9)	(65.2)	(171.2)

Total	$421.6	$(441.8)	(20.2)

Other income, net			152.5

Earnings from continuing operations before income taxes and minority interest			132.3
Income tax expense			(74.3)
Minority interest in income of consolidated subsidiaries			(3.2)

Earnings from continuing operations			54.9
Income from discontinued operations, net of tax			110.0

Earnings before preferred dividends			164.9
Preferred dividends			(13.1)

Net earnings available to common shareholders			$151.8

	For the year ended December 31, 2003:
	Operating Income Before Amortization	Amortization of non-cash items	Merger costs	Operating income (loss)
Retailing:
U.S.	$168.3	$(50.8)	$—	$117.5
International	4.7	(1.3)	—	3.4

Total Retailing	173.0	(52.1)	—	120.9
Services:
Ticketing	144.5	(28.0)	(0.1)	116.5
Lending	3.1	(14.8)	—	(11.6)
Real Estate	(2.0)	(2.9)	—	(4.8)
Teleservices	12.5	—	—	12.5

Total Services	158.2	(45.7)	(0.1)	112.5
Media & Advertising	(19.9)	(50.0)	—	(69.8)
Membership & Subscriptions:
Vacations	66.2	(25.2)	—	41.0
Personals	31.0	(16.9)	—	14.1
Discounts	46.1	(5.7)	—	40.4

Total Membership & Subscriptions	143.3	(47.8)	—	95.5
Emerging Businesses	(3.8)	(2.1)	—	(5.9)
Corporate and other	(83.9)	(30.9)	—	(114.8)

Total	$366.9	$(228.5)	$(0.1)	138.3

Other expense, net				(145.8)

Loss from continuing operations before income taxes and minority interest				(7.6)
Income tax benefit				24.2
Minority interest in income of consolidated subsidiaries				(5.9)

Earnings from continuing operations				10.7
Income from discontinued operations, net of tax				156.7

Earnings before preferred dividends				167.4
Preferred dividends				(13.1)

Net earnings available to common shareholders				$154.3

NOTE 9—DISCONTINUED OPERATIONS

       During the second quarter of 2003, ECS, Styleclick, Inc. and Avaltus, Inc., a subsidiary of PRC, ceased operations due to the lack of consumer acceptance in the marketplace as well as management concerns about the viability of the businesses. In June 2005, IAC sold its 48.6% ownership in EUVÍA (which was previously reported in the International segment of IAC's Retailing sector) for approximately $204.0 million which resulted in a pre-tax gain of $127.1 million and an after-tax gain of $70.2 million. During the second quarter of 2005, TV Travel Shop ceased the sale of third-party travel products through its broadcast programming. On August 9, 2005, IAC completed the spin-off of its travel businesses, including Expedia.com, Hotels.com, Hotwire and TripAdvisor, into an independent public company, Expedia, Inc. Accordingly, the results of operations, statements of position and cash flows of these businesses are presented as discontinued operations for all periods presented. The net revenue and net earnings, net of the effect of any minority interest for the aforementioned discontinued operations for the applicable periods, were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net revenue	$1,365,146	$2,005,426	$2,505,023

Income before income taxes and minority interest	$271,115	$243,532	$264,914
Income tax expense	(58,131)	(122,967)	(42,881)
Minority interest in income of consolidated subsidiaries	(5,373)	(10,571)	(65,346)

Net earnings	$207,611	$109,994	$156,687

        Income from discontinued operations, net of tax, in 2005 was principally due to the income of Expedia and EUVÍA as well as a tax benefit of approximately $62.8 million related to the write-off of the Company's investment in TV Travel Shop. Income from discontinued operations, net of tax, in 2004 was principally due to the income of Expedia and EUVÍA. The income was partially offset by the losses at TV Travel Shop, as well as an adjustment in the second quarter of 2004 to the deferred tax liability of IAC's investment in Styleclick, Inc. to reflect minority interest, which resulted in a reduction of a tax benefit recorded in 2002 when the deferred tax liabilities of IAC's investment in Styleclick, Inc. were originally reversed. Income from discontinued operations, net of tax, in 2003 was principally due to the income of Expedia and EUVÍA as well as a tax benefit recognized due to the shut-down of Styleclick, Inc. The net assets transferred to Expedia as of August 9, 2005 and as reported as discontinued operations as of December 31, 2004 were as follows (in thousands):

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

        The assets and liabilities of EUVÍA at December 31, 2004 have been classified in the accompanying consolidated balance sheets as "Assets held for sale" (which is included in "Other current assets") and "Liabilities held for sale." Such net assets held for sale consist of the following (in thousands):

December 31, 2004
Current assets	$108,865
Goodwill	218,309
Other assets	12,706

Total assets held for sale	339,880
Total liabilities held for sale	(295,773)

Total net assets held for sale	$44,107

NOTE 10—SALE OF VUE INTERESTS

        On June 7, 2005, IAC completed a transaction with NBC Universal in which IAC sold its common and preferred interests in VUE for approximately $3.4 billion in aggregate consideration consisting of approximately $1.9 billion in cash, 28.3 million IAC common shares formerly held by NBC Universal and $115 million of television advertising time that NBC Universal will provide through its media outlets over a three-year period. Based upon the closing price of IAC common stock on June 7, 2005 of $49.28, the 28.3 million IAC common shares had a market value of approximately $1.4 billion. The transaction resulted in an after-tax gain of $322.1 million. The after-tax gain was determined as follows (in thousands):

Proceeds received:
Cash	$1,882,291
Value of 28.3 million IAC common shares	1,394,903
Television advertising time	115,000

Total proceeds received	3,392,194

Book value of VUE interests:
Common interest	804,733
Preferred A interest	632,444
Preferred B interest	1,428,530

Total book value of VUE interests	2,865,707

Subtotal	526,487
Less: Transaction costs	(3,000)

Pre-tax gain	523,487
Income tax expense	(201,384)

After-tax gain on sale of VUE interests	$322,103

NOTE 11—MARKETABLE SECURITIES AND INVESTMENTS HELD FOR SALE

        At December 31, 2005, marketable securities available-for-sale were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate preferred securities	$19,150	$33	$—	$19,183

U.S. government and agencies	607,230	14	(11,359)	595,885
Non-U.S. government securities and other fixed term obligations	721,709	137	(3,774)	718,072
Corporate debt securities	158,151	7	(3,240)	154,918

Total debt securities	1,487,090	158	(18,373)	1,468,875

Total marketable securities	$1,506,240	$191	$(18,373)	$1,488,058

        The net unrealized loss is included within other comprehensive income and is recorded net of a deferred tax benefit of $6.1 million as of December 31, 2005. The proceeds from sales and maturities of available-for-sale marketable securities were approximately $3.1 billion, which resulted in gross realized gains of $0.3 million and gross realized losses of $16.1 million for the year ended December 31, 2005. Additionally, the Company recognized $7.1 million and $1.6 million of foreign exchange gains and losses related to marketable securities, respectively, through earnings during the year ended December 31, 2005.

        The contractual maturities of debt securities classified as available-for-sale as of December 31, 2005 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$493,033	$489,816
Due after one year through two years	252,618	246,699
Due after two through five years	255,236	248,317
Due over five years	486,203	484,043

Total	$1,487,090	$1,468,875

        The following table summarizes those investments with unrealized losses at December 31, 2005 that have been in a continuous unrealized loss position for less than twelve months and those in a continuous unrealized loss position for twelve months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agencies	$119,801	$(1,098)	$465,542	$(10,261)	$585,343	$(11,359)
Non-U.S. government securities and other fixed term obligations	89,746	(1,141)	109,106	(2,633)	198,852	(3,774)
Corporate debt securities	65,816	(1,332)	67,081	(1,908)	132,897	(3,240)

Total	$275,363	$(3,571)	$641,729	$(14,802)	$917,092	$(18,373)

        The gross unrealized losses related to fixed income securities were due primarily to changes in interest rates. The Company's management has determined that the gross unrealized losses on its marketable securities at December 31, 2005 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the obligor, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company's fixed income securities are rated investment grade or better. In the first quarter of 2005, the Company recognized $15.0 million of losses that were deemed to be other-than-temporary related to marketable securities that were expected to be sold by the Company to fund its cash needs related to: the repurchase of 26.4 million shares of IAC common stock associated with the acquisition of IAC Search & Media; the acquisition of Cornerstone Brands; and the redemption of substantially all of IAC's preferred stock for $656 million in connection with the Spin-Off.

        During the year ended December 31, 2005, $14.5 million of net unrealized losses included within other comprehensive income as of December 31, 2004 were recognized into earnings.

        From time to time the Company makes equity investments in non-publicly traded companies which are accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective company's operating and financial policies. These investments are included in "Long-term investments" in the accompanying consolidated balance sheets and have a carrying value of approximately $45.2 million and $16.7 million as of December 31, 2005 and 2004, respectively. The Company monitors its investments for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company's ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company's existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so. The Company recognized an other-than-temporary loss of $23.4 million related to an investment accounted for under the cost method during the third quarter of 2005 which is included in discontinued operations as the investment was an Expedia asset. The determination to recognize an other-than-temporary loss related to this investment was primarily based on information received during the third quarter of 2005 indicating deteriorating financial conditions of the investment.

        The Company has other investments in equity securities, which are marked to market, and are included in "Long-term investments" in the accompanying consolidated balance sheets. Included within other comprehensive income at December 31, 2005 and 2004 were unrealized gains of $4.7 million and $3.2 million, respectively, related to these investments, which are recorded net of deferred tax expense of $3.0 million and $2.0 million, respectively.

        At December 31, 2004, marketable securities available-for-sale were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate preferred securities	$166,054	$33	$—	$166,087

U.S. government and agencies	1,116,007	6	(17,686)	1,098,327
Non-U.S. government securities and other fixed term obligations	889,115	7,777	(4,089)	892,803
Corporate debt securities	253,865	74	(1,411)	252,528

Total debt securities	2,258,987	7,857	(23,186)	2,243,658

Total marketable securities	$2,425,041	$7,890	$(23,186)	$2,409,745

        The net unrealized losses on available for sale securities noted above includes $5.5 million of unrealized foreign exchange gains that have been recognized through earnings during the year ended December 31, 2004. The remaining net unrealized loss is included within other comprehensive income and is recorded net of a deferred tax benefit of $8.0 million as of December 31, 2004. The proceeds from sales and maturities of available-for-sale marketable securities were approximately $2.6 billion, which resulted in gross realized gains of $5.3 million and gross realized losses of $2.0 million for the year ended December 31, 2004.

        The following table summarizes those investments with unrealized losses at December 31, 2004 that have been in a continuous unrealized loss position for less than twelve months and those in a continuous unrealized loss position for twelve months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agencies	$452,964	$(4,995)	$645,363	$(12,691)	$1,098,327	$(17,686)
Non-U.S. government securities and other fixed term obligations	736,039	(3,196)	59,245	(893)	795,284	(4,089)
Corporate debt securities	218,545	(868)	33,962	(543)	252,507	(1,411)

Total	$1,407,548	$(9,059)	$738,570	$(14,127)	$2,146,118	$(23,186)

        During the year ended December 31, 2004, $1.7 million of net unrealized losses included within other comprehensive income as of December 31, 2003 were recognized into earnings.

NOTE 12—EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of Basic and Diluted earnings per share. All share information has been adjusted to reflect IAC's one-for-two reverse stock split in August 2005.

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Earnings from continuing operations:
Numerator:
Earnings from continuing operations	$598,387	$54,867	$10,709
Preferred stock dividends(a)(b)	(7,938)	(13,053)	(13,055)

Net earnings (loss) from continuing operations available to common shareholders	590,449	41,814	(2,346)
Interest expense on convertible notes(c)	1,180	—	—

Net earnings (loss) from continuing operations available to common shareholders after assumed conversion of convertible notes	$591,629	$41,814	$(2,346)

Denominator:
Basic shares outstanding	329,459	347,990	300,032
Dilutive securities including stock options, warrants and restricted stock and share units	27,159	23,222	—

Denominator for basic and diluted earnings per share—weighted average shares(d)(e)	356,618	371,212	300,032

Net earnings available to common shareholders:
Numerator:
Earnings before preferred dividends	$876,150	$164,861	$167,396
Preferred stock dividends(a)(b)	(7,938)	(13,053)	(13,055)

Net earnings available to common shareholders	868,212	$151,808	$154,341
Interest expense on convertible notes(c)	1,180	—	—

Net earnings available to common shareholders after assumed conversion of convertible notes	$869,392	$151,808	$154,341

Denominator:
Basic shares outstanding	329,459	347,990	300,032
Dilutive securities including stock options, warrants and restricted stock and share units	27,159	23,222	—

Denominator for basic and diluted earnings per share—weighted average shares(d)(e)	356,618	371,212	300,032

Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$1.79	$0.12	$(0.01)
Discontinued operations, net of tax	0.85	0.32	0.52

Basic earnings per share from net earnings	$2.64	$0.44	$0.51

Diluted earnings (loss) per share from continuing operations	$1.68	$0.11	$(0.01)
Discontinued operations, net of tax	0.78	0.30	0.52

Diluted earnings per share from net earnings	$2.46	$0.41	$0.51

(a)
On August 9, 2005 and prior to the Spin-Off, approximately 13.1 million shares of the Company's preferred stock were redeemed for approximately $656 million.

(b)
For the year ended December 31, 2005, approximately 5.9 million weighted average common shares related to the assumed conversion of the Company's preferred stock were included in the calculation of diluted earnings because their inclusion was dilutive. Accordingly, under the "if-converted" method, the preferred dividends were excluded from the numerator in calculating diluted earnings per share.

(c)
For the year ended December 31, 2005, approximately 1.9 million weighted average common shares related to the assumed conversion of the Convertible Notes were included in the calculation of diluted earnings per share because their inclusion was dilutive. Accordingly, under the "if-converted" method, the after-tax interest expense on the convertible subordinated notes was excluded from the numerator in calculating diluted earnings per share.

(d)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, the vesting of restricted stock units and the conversion of the Company's preferred stock and Convertible Notes. For the years ended December 31, 2004 and 2003 approximately 9.7 million and 31.4 million shares that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(e)
Because the Company had a loss from continuing operations available to common shareholders in 2003, all potentially dilutive securities were excluded from the denominator for computing diluted earnings per share, since their impact on earnings per share from continuing operations would be anti-dilutive. In accordance with SFAS No. 128, "Earnings per Share," the same shares are used to compute all earnings per share amounts.

NOTE 13—SHAREHOLDERS' EQUITY

        All IAC common stock share information and related per share prices included in this note have been adjusted to reflect IAC's one-for-two reverse stock split in August 2005.

Description of Common Stock and Class B Convertible Common Stock

        The following is a description of IAC's common stock before and after the Spin-Off. The only change effected by the Spin-Off to the terms of IAC's common stock was the change in par value from $0.01 to $0.001.

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

        In the event that IAC issues or proposes to issue any shares of IAC common stock or Class B common stock (with certain limited exceptions), including shares issued upon exercise, conversion or exchange of options, warrants and convertible securities, Liberty Media Corporation ("Liberty") will have preemptive rights that entitle it to purchase, subject to a cap, a number of IAC common shares so that Liberty will maintain the identical ownership interest in IAC that Liberty had immediately prior to such issuance or proposed issuance. Any purchase by Liberty will be allocated between IAC common stock and Class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Liberty opts to acquire shares of IAC common stock in lieu of shares of IAC Class B common stock. During 2005 and 2004, Liberty did not exercise any of its preemptive rights.

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

        In connection with the 2002 acquisition of a controlling interest in Expedia.com, IAC issued an aggregate of approximately 13.1 million preferred shares, par value $0.01 per share, which securities were designated as "Series A Cumulative Convertible Preferred Stock," each having a $50.00 face value and a term of 20 years, which is referred to in this document as IAC Series A preferred stock. In connection with the Spin-Off, on August 9, 2005, approximately 13.1 million shares of IAC Series A preferred stock were put to IAC for $50.00 in cash per share, plus accrued and unpaid dividends. The remaining shares of IAC Series A preferred stock outstanding immediately prior to the Spin-Off were either put to IAC for (i) the shares of IAC common stock and Expedia common stock that would have otherwise been received by the holders thereof had they converted their IAC Series A preferred stock into IAC common stock immediately prior to the Spin-Off or (ii) one share of IAC Series B preferred stock and one share of Expedia Series A preferred stock, each of which mirror in all material respects the terms of the IAC Series A preferred stock. At December 31, 2005, 846 shares of IAC Series B preferred stock were outstanding.

        Each share of IAC Series B preferred stock is convertible, at the option of the holder at any time, into that number of shares of IAC common stock equal to the quotient obtained by dividing the face value of $27.77 by the conversion price per share of IAC common stock. The conversion price is initially equal to $37.48 per share of IAC common stock and is subject to downward adjustment if the price of IAC common stock exceeds $38.98 at the time of conversion pursuant to a formula set forth in the certificate of designation for the IAC Series B preferred stock. On February 4, 2022, all then outstanding shares of IAC Series B preferred stock shall automatically be converted into shares of IAC common stock. Shares of IAC Series B preferred stock may be put to IAC at the option of the holder thereof on the fifth, seventh, tenth and fifteenth anniversary of February 4, 2002 for cash or stock at IAC's option. IAC also has the right to redeem the shares of IAC Series B preferred stock for cash or stock commencing on the tenth anniversary of February 4, 2002. In the event of a voluntary liquidation, dissolution or winding-up of IAC, holders of IAC Series B preferred stock will be entitled to receive, in preference to any holder of IAC common stock or IAC Class B common stock, an amount per share equal to all accrued and unpaid dividends plus the greater of (a) face value, or (b) the liquidating distribution that would be received had such holder converted the IAC Series B preferred stock into IAC common stock immediately prior to the liquidation, dissolution or winding-up of IAC. Shares of IAC Series B preferred stock accrue dividends at 1.99%, payable quarterly in cash or stock at IAC's option. The Company paid cash dividends of approximately $9.6 million, $13.1 million and $13.1 million in the years ended December 31, 2005, 2004 and 2003, respectively, in respect of IAC Series A preferred stock.

        In accordance with SFAS No. 128, for purposes of calculating diluted earnings per share, the Company uses the if-converted method of calculating the dilutive effect of the IAC Series B preferred stock and prior to the completion of the Spin-Off, used this method for purposes of calculating the dilutive effect of the IAC Series A preferred stock. Under the if-converted method, securities are assumed to be converted at the beginning of the period if the conversion of those shares would be dilutive.

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

Stockholders Agreement

        Mr. Diller, Chairman of the Board and Chief Executive Officer of the Company, through BDTV, Inc., BDTV II, Inc., BDTV III, Inc., BDTV IV, Inc., his own holdings and pursuant to a proxy over shares held by Liberty under the amended and restated stockholders agreement, dated as of August 9, 2005, between Liberty and Mr. Diller, had the right to vote approximately 16.8% (49,226,079 shares) of IAC's outstanding common stock, and 100% (25,599,998 shares) of IAC's outstanding Class B common stock at December 31, 2005. As a result, Mr. Diller controlled 55.7% of the outstanding total voting power of the Company as of December 31, 2005 and is effectively able to control the outcome of nearly all matters submitted to a vote of the Company's shareholders. Liberty holds substantially all of the economic interest in, and Mr. Diller holds all of the voting power in, the shares of IAC stock held by the BDTV entities listed above.

Reserved Common Shares

        In connection with equity compensation plans, warrants, and other matters, 97,596,679 shares of IAC common stock were reserved as of December 31, 2005.

Stock-Based Warrants

        At December 31, 2005, warrants (in thousands) to acquire shares of IAC common were outstanding as follows:

	Average Strike per IAC Share	Expiration Date	Number of IAC common shares underlying Warrants outstanding at December 31, 2005
Issued in 2002 Expedia.com deal	$38.98	2/4/09	7,295
Issued in Vivendi deal:
Tranche 1	$30.54	2/7/12	12,094
Tranche 2	$36.10	2/7/12	4,000
Converted Expedia.com:
Tranche 1	$14.89	2/4/09	11,096
Other	$16.55	11/7/09–5/19/10	164

	$27.88		34,649

        The information in the table above reflects IAC's continuing obligation to its warrant holders subsequent to the Spin-Off. In addition, with respect to certain of the warrants included in the caption "Other" noted in the table above, Expedia is obligated to issue to the same warrant holders Expedia common stock for their portion of the obligation that arises from the Spin-Off.

        In addition to the warrants outstanding as noted above, Hotels.com entered into several exclusive affiliate distribution and marketing agreements and agreed to issue warrants to purchase shares of its common stock to affiliates if they achieved certain performance targets. As a result of the Company's assumption of Hotels.com warrants in the merger, and its continuing obligation post Spin-Off, at December 31, 2005, the Company had contingently issuable warrants to purchase approximately

0.5 million shares of IAC common stock under such agreements. Such warrants will be issued at fair market value on the date of issuance if and when earned.

        During 2005, various warrants to acquire 0.2 million shares of IAC common stock were exercised for aggregate proceeds of $1.8 million. The strike prices ranged from $7.36 to $14.56.

        On September 17, 2004, warrants to acquire 2.1 million shares of IAC common stock issued in conjunction with the Ticketmaster merger expired unexercised. The strike prices ranged from $64.18 to $128.34. During 2004 there were no material warrant exercises.

Common Stock Exchangeable for Preferred Interest

        On June 7, 2005, IAC completed a transaction with NBC Universal in which IAC sold its common and preferred interests in VUE for approximately $3.4 billion in aggregate consideration, which consideration included 28.3 million shares of IAC capital stock, valued at $1.4 billion, as described below. See Note 10 for further discussion of the sale by IAC of its common and preferred interests in VUE.

        Immediately prior to the completion of this transaction, NBC Universal beneficially owned 21.6 million shares of IAC common stock and 6.7 million shares of IAC Class B common stock (for a total of 28.3 million IAC shares).

Common Stock Repurchases

        During 2004 and 2003, IAC announced that its Board of Directors authorized the repurchase of an aggregate of 80 million shares of IAC common stock. Pursuant to that authority IAC may purchase shares over an indefinite period of time, on the open market or through private transactions, depending on those factors IAC deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. Pursuant to the Board's authorizations, during 2005 and 2004, IAC purchased 50.6 million and 7.9 million shares of IAC common stock for aggregate consideration of $1.8 billion and $426.9 million, respectively. At December 31, 2005, IAC had approximately 826 thousand shares remaining in these authorizations. During January 2006, IAC repurchased the remaining 826 thousand shares pursuant to these authorizations for an aggregate consideration of $23.8 million.

NOTE 14—STOCK COMPENSATION PLANS

        IAC currently has a total of sixteen equity based compensation plans under which stock options and other equity awards are outstanding, including plans assumed in acquisitions. During 2005, IAC assumed certain plans in connection with the IAC Search & Media and Cornerstone Brands acquisitions and terminated certain plans pursuant to which it did not intend to grant further equity awards.

        The provisions of these sixteen plans are similar, in that each plan generally has a term of ten years with awards under those plans vesting generally over a four-year period for stock options and over a five-year period for Restricted Stock Units ("RSUs"). Thirteen of the sixteen plans, including those assumed, have no additional stock options or other equity awards available for future grant. The Company intends to grant future awards from the three active plans described below, all of which currently cover outstanding stock options to acquire shares of IAC common stock and RSUs, as well as provide for the future grant of these and other equity awards.

        The three active plans under which future awards may be granted are: the IAC 2005 Stock and Annual Incentive Plan, the Amended and Restated IAC 2000 Stock and Annual Incentive Plan and the IAC 1997 Stock and Annual Incentive Plan. Under the IAC 2005 Stock and Annual Incentive Plan, the Company is authorized to grant stock options, restricted stock and other equity based awards for up to 25,000,000 shares of IAC common stock. IAC's Board of Directors approved and adopted the IAC 2005 Stock and Annual Incentive Plan, effective as of June 7, 2005, subject to approval by IAC's stockholders, which approval was obtained on July 19, 2005. Under IAC's 2000 Stock and Annual Incentive Plan and 1997 Stock and Annual Incentive Plan, the Company is authorized to grant stock options, restricted stock and other equity based awards and the number of shares that remained available for future awards pursuant to the authorizations under each of these plans immediately prior to the reverse stock split and Spin-Off was adjusted to give effect to these transactions, which adjustments are reflected in the information set forth below. All three of the active plans described above authorize the Company to grant awards to its employees, officers, directors and consultants.

        In addition, each of the three plans described above has a stated term of ten years and provides that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the date of grant. The plans do not specify grant dates or vesting schedules as those determinations have been delegated to the Compensation/Benefits Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Stock option awards to date have generally vested in equal annual installments over a four-year period, and RSU awards to date have generally vested in equal annual installments over a five-year period, in each case, from the date of grant.

Stock Options

        A summary of changes in outstanding stock options under the plans under which stock options are outstanding is as follows:

	December 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price($)	Shares	Weighted Average Exercise Price($)	Shares	Weighted Average Exercise Price($)
	(Shares in thousands)
Outstanding at beginning of period	38,674	$23.54	48,835	$22.84	34,007	$22.58
Granted or issued, principally, in connection with acquisitions and mergers	12,772	24.20	418	18.12	28,211	24.04
Exercised	(16,170)	8.88	(8,705)	16.92	(11,205)	23.58
Forfeited or expired	(3,461)	33.87	(1,874)	31.02	(2,178)	28.34

Outstanding at end of period	31,815	19.73	38,674	23.54	48,835	22.84

Options exercisable	22,709	$16.27	33,086	$22.52	34,672	$20.24

Available for grant	19,260		5,817		8,670

        The weighted average fair value of stock options granted during the years ended December 31, 2005, 2004 and 2003 at market prices equal to IAC's common stock on grant date was $24.48, $44.82, and $36.76, respectively. The 2005 weighted average fair value has been adjusted for both the one-for-

two reverse stock split in August 2005 and the value of the Spin-Off. The 2004 and 2003 weighted average fair values are stated after giving effect only to the one-for-two reverse stock split.

        During 2005, the Company granted stock options to its Chairman at exercise prices greater than market value on the date of grant with a 10-year term and cliff vesting at the end of five years, with accelerated vesting upon certain terminations of employment or upon a change of control. The weighted average exercise price and the weighted average fair value related to these grants were $40.12 and $27.90, respectively.

        The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at December 31, 2005	Weighted Average Exercise Price
	(Shares in thousands)
$0.00 to $10.00	4,244	4.9	$5.00	2,781	$4.20
$10.01 to $20.00	13,498	2.9	11.98	12,813	11.77
$20.01 to $30.00	7,161	6.4	24.91	4,898	25.07
$30.01 to $40.00	4,825	7.8	34.04	1,530	32.22
$40.01 to $50.00	1,935	7.9	47.36	535	45.95
$50.01 to $60.00	89	4.0	52.15	89	52.15
$60.01 to $70.00	10	4.1	68.17	10	68.17
$70.01 to $80.00	5	4.0	72.81	5	72.81
$80.01 to $90.00	8	4.0	84.18	8	84.18
$90.01 to $105.00	40	3.9	102.09	40	102.09

	31,815	5.0	19.73	22,709	16.27

Restricted Stock Units

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU equal to the market price of IAC common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Committee at the time of grant. However, under the terms of outstanding IAC RSU awards, at time of vest, all awards to international employees are to be settled in cash. The Company follows the guidance of SFAS No. 148 and accounts for these awards to international employees as liabilities which are marked to market each reporting period through earnings. At December 31, 2005 and 2004, approximately 0.3 million international awards were outstanding, respectively. Each RSU grant is subject to a vesting requirement that includes one or both of service-based vesting where a specific period of continued employment must pass before an award vests, and performance-based vesting where certain performance targets set at the time of grant must be achieved before an award vests. The Company recognizes expense for all stock-based instruments granted or modified after January 1, 2003. For RSU grants to U.S. employees, the accounting charge is measured at the grant date as the fair value of IAC common stock and amortized ratably as non-cash compensation over the vesting term. The expense associated with RSU awards to non-U.S. employees is initially measured at fair value at the grant date and amortized ratably, subject to mark-to-market adjustments for changes in the price of IAC common stock, as compensation expense within general and administrative expenses.

        IAC had approximately 6.5 million shares of restricted stock and RSUs outstanding under IAC's equity plans at December 31, 2005, which vest principally over a period of five years, including approximately 3.3 million units and 3.0 million units issued in 2005 and 2004, respectively. The weighted average fair value of restricted stock and RSUs granted during the years ended December 31, 2005, 2004 and 2003 was $25.96, $59.68 and $54.28, respectively. The 2005 weighted average fair value has been adjusted for both the one-for-two reverse stock split in August 2005 and the value of the Spin-Off. The 2004 and 2003 weighted average fair values are stated after giving effect only to the one-for-two reverse stock split.

        In connection with the acquisitions of certain of its operating subsidiaries, and the funding of certain start-up businesses, IAC has granted restricted equity in the relevant business to certain members of the business' management. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. When acquiring or funding these entities, IAC has taken a preferred interest in the entity with a face value equal to the acquisition price or its investment cost, which accretes paid-in-kind dividends at a prescribed rate of return. The value of the management equity awards is tied to the value of the common stock, with management as a whole generally receiving a small minority of the total common stock outstanding. Accordingly, these minority interests only have value to the extent the relevant business appreciates at a greater rate than the relevant preferred dividend, but can have significant value in the event of significant appreciation. The interests are ultimately settled through varying put/call arrangements in cash or common stock at the option of IAC, with fair market value determined by negotiation or arbitration. The expense associated with these equity awards is initially measured at fair value at the grant date and is amortized ratably as non-cash compensation over the vesting term.

NOTE 15—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At December 31, 2005 and 2004 the Company's equity investments in unconsolidated affiliates, other than its common interest in VUE, totaled $51.7 million and $40.7 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheets. The Company's equity in the income (losses) of its unconsolidated affiliates for each of the years in the three year period ended December 31, 2005 is presented below (in thousands):

	Years Ended December 31,
	2005	2004	2003
Equity in income (losses) of VUE	$21,960	$16,188	$(224,468)
Equity in income of unconsolidated affiliates other than VUE	25,884	15,679	3,636

Total	$47,844	$31,867	$(220,832)

        Through June 7, 2005, IAC beneficially owned 5.44% of the partnership common equity of VUE, plus certain preferred interests of VUE. This common interest was accounted for using the equity method. On June 7, 2005, the Company sold its common and preferred interests in VUE to NBC Universal (see Note 10 for further discussion of the sale of the Company's VUE interests). Prior to the sale, the statement of operations data relating to VUE was historically recorded on a one-quarter lag due to the timing of receiving information from the partnership. During the fourth quarter of 2004, VUE recorded a charge related to asset impairments. Due to the one-quarter lag noted above, IAC recorded its share of the charge in the first quarter of 2005. Equity in the income of VUE recognized in the year ended December 31, 2005 represents IAC's share in VUE's 2004 fourth quarter results as well as IAC's share of VUE's results from January 1, 2005 through June 7, 2005. For the years ended December 31, 2005, 2004 and 2003, IAC recorded equity income (losses) of $22.0 million, $16.2 million and ($224.5) million, respectively.

        During the first quarter of 2003, IAC received the audited financial statements of VUE for the year ended December 31, 2002, which disclosed that VUE recorded an impairment charge for goodwill and intangible assets and other long-lived assets of $4.5 billion in the period May 7, 2002 to December 31, 2002 based upon VUE management's review of the estimated fair value of VUE as of December 31, 2002. Due to the one-quarter lag noted above, IAC recorded its share of the charge in the first quarter of 2003, which was approximately $245 million, before a tax benefit of $96 million.

        The Company's investments in VUE as of December 31, 2004, included Preferred A interests and Preferred B interests with carrying values of approximately $614 million and $1.4 billion, respectively, and common interests with a carrying value of approximately $782 million.

        Summarized balances of the partnership are as follows (in thousands):

	As of March 31, 2005 and for the period October 1, 2004 to June 7, 2005	As of September 26, 2004 and for the period October 1, 2003 to September 26, 2004
Current assets	$3,755,581	$1,988,454
Non-current assets	13,904,821	14,908,280
Current liabilities	2,541,519	2,162,944
Non-current liabilities	3,714,663	3,382,755
Net sales	5,633,353	6,970,268
Gross profit	1,707,191	1,980,193
Net income	441,855	491,646

        Summarized aggregated financial information of the Company's remaining equity investments including Jupiter Shop Channel, TVSN (China) and TM Mexico as of and for the years ended December 31, is summarized below (in thousands):

	2005	2004	2003
Current assets	$250,801	$150,045	$123,758
Non-current assets	67,674	81,195	59,904
Current liabilities	178,035	112,122	81,505
Non-current liabilities	28,061	27,528	35,656
Net sales	713,638	499,806	345,212
Gross profit	292,335	202,478	136,675
Net income	65,494	18,621	7,966

        The following is a list of investments accounted for under the equity method, the principal market that the venture operates, and the relevant ownership percentage:

	December 31,
	2005	2004	2003
Jupiter Shop Channel (Japan)	30%	30.0%	30.0%
TVSN (China)	21%	21.0%	21.0%
VUE (U.S.)	—	5.44%	5.44%
TM Mexico (JV)	33.3%	50.0%	50.0%
TM Australia (JV)	—	50.0%	50.0%

        In April 2005, Ticketmaster acquired the remaining interest in its Australian joint venture. Accordingly, the Company began to consolidate the results of the Australian joint venture effective April 2005.

NOTE 16—LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS

	December 31,
	2005	2004
	(In thousands)
7.00% Senior Notes due January 15, 2013 (the "2002 Senior Notes"); interest payable each January 15 and July 15 which commenced July 15, 2003	$750,000	$750,000
6 3/4% Senior Notes due November 15, 2005 (the "1998 Senior Notes"); interest payable each May 15 and November 15 which commenced May 15, 1999	—	360,845
Warehouse Lines of Credit	362,293	199,454
Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008	114,000	—
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035; interest payable each March 1 and September 1 commencing March 1, 2006	80,000	—
Installment Note Payable due January 31, 2006, 2007 and 2008	39,554	39,554
Other long-term obligations maturing through 2022	13,115	13,820

Total gross obligations	1,358,962	1,363,673
Fair value basis adjustment attributable to hedged debt obligations	(8,757)	407
Total unamortized discount	(15,519)	(4,412)

Total long-term obligations and short-term borrowings	1,334,686	1,359,668
Less current maturities of long-term obligations and short-term borrowings	(375,276)	(562,953)

Long-term obligations, net of current maturities	$959,410	$796,715

        At December 31, 2005, current maturities of long-term obligations and short-term borrowings consist primarily of the warehouse lines of credit and the first installment payment of $9.6 million of the Installment Note Payable. On November 15, 2005, the Company's obligation under the 1998 Senior Notes matured, and the principal amount due at maturity of $360.8 million was paid.

        One of the Company's subsidiaries, LendingTree Loans, has various warehouse lines of credit that it uses to fund consumer residential loans. As of December 31, 2005 LendingTree Loans had committed lines of credit in the aggregate amount of $1.0 billion, which expire from September 30, 2006 to August 31, 2007, and uncommitted lines aggregating $250 million. The committed lines of credit can be canceled at the option of the holder without default upon 60-90 days notice. Total borrowings under these lines of credit are secured by outstanding mortgage loans held for sale. Interest rates under these lines of credit fall primarily within a range of 30-day LIBOR plus 75-100 basis points, depending on the underlying quality of the loans in the borrowing base and the length of time the loans remain outstanding. Under the terms of the committed lines of credit, LendingTree Loans is required to maintain various financial and other covenants. The loans are non-recourse to IAC and LendingTree. LendingTree Loans pays a facility fee based on the total amount of the committed lines. There were $362.3 million and $199.5 million outstanding under the warehouse lines of credit as of December 31, 2005 and 2004, respectively. The weighted-average interest rates on outstanding borrowings under the warehouse lines of credit at December 31, 2005 and 2004 were 5.38% and 3.62%, respectively.

        On July 19, 2005, as part of the IAC Search & Media acquisition, IAC guaranteed $115.0 million par value of Ask's Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes"). The Convertible Notes are convertible at the option of the holders into shares of both IAC and Expedia common stock at an initial conversion price of $13.34 per share, subject to certain adjustments. Upon conversion, IAC and Expedia have the right, subject to certain conditions, to deliver cash (or a combination of cash and shares) in lieu of shares of its respective common stock. Under the separation agreement relating to the Spin-Off, Expedia contractually assumed the obligation to deliver shares of Expedia common stock or the cash equivalent of such shares to IAC upon conversion by the holders of the Convertible Notes. See Note 17 "Derivative Instruments" for further discussion. In December 2005, $1.0 million par value of the Convertible Notes was converted by the holders, resulting in an outstanding obligation of $114.0 million at December 31, 2005.

        In addition, in connection with the financing of the construction of IAC's corporate headquarters, on August 31, 2005, the New York City Industrial Development Agency (the "Agency") issued $80 million in aggregate principal amount of New York City Industrial Development Agency Liberty Bonds (IAC/InterActiveCorp Project), Series 2005 (the "Liberty Bonds"). IAC is obligated to make all principal, interest and other payments in respect of the Liberty Bonds pursuant to certain security and payment arrangements between IAC and the Agency, which arrangements were entered into in connection with the closing of the Liberty Bond issuance. Liberty Bond proceeds may only be used for certain expenditures relating to the construction of IAC's corporate headquarters and may not be used for general corporate purposes.

        In connection with the acquisition of LendingTree Loans, the Company is committed to pay a portion of the purchase price payments to former shareholders under an installment note payable in three future installments. These payments are due annually with $9.6 million due January 31, 2006, $10.0 million due January 31, 2007 and $20.0 million due January 31, 2008 and are recorded net of imputed interest of $2.3 million.

        IAC Search & Media has a revolving line of credit in the amount of $15.0 million. The line of credit expires on July 1, 2007. Borrowings under the line of credit bear fixed rate interest from the date of borrowing at LIBOR plus 0.4%. All borrowings and letters of credit under the credit facility are collateralized by an equal amount of marketable securities. Borrowings under the line are subject to various covenants. As of December 31, 2005, no borrowings were outstanding under the line of credit. Standby letters of credit of approximately $0.1 million, which are being maintained as security for performance under various obligations, were issued and outstanding under the credit facility.

        At December 31, 2005, the Company has outstanding two interest rate swap agreements with notional amounts of $200 million and $150 million, respectively, in each case related to a portion of the 2002 Senior Notes. In July 2005 and during 2004, the Company unwound swap agreements with notional amounts of $50 million and $350 million, respectively, for nominal gains, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps outstanding at December 31, 2005 and 2004 resulted in a loss of $8.8 million and a gain of $0.4 million, respectively, which have been recognized as an adjustment of the carrying value of the corresponding debt as applicable. See Note 17 for further discussion.

        Aggregate contractual maturities of long-term obligations are as follows (in thousands):

Years Ending December 31,
2006	$375,276
2007	11,456
2008	119,567
2009	231
2010	216
Thereafter	827,940

$1,334,686

        At December 31, 2005 and 2004, the Company leased certain equipment under capital leases with interest rates ranging from approximately 1.63% to 12.67%. Included in other long-term obligations above as of December 31, 2005 are capital lease obligations totaling approximately $5.3 million, net of interest of $0.3 million. Included in other long-term obligations above as of December 31, 2004 are capital lease obligations totaling approximately $5.8 million, net of interest of $0.2 million. Total fixed assets under capital leases at December 31, 2005 and 2004 approximate $12.2 million and $9.8 million, respectively, with accumulated depreciation of approximately $7.5 million and $4.4 million, respectively.

NOTE 17—DERIVATIVE INSTRUMENTS

Derivatives Related to Long-term Debt

        IAC's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. IAC's risk management policy enables IAC to manage its exposure to the impact of interest rate changes. As such, from time to time, IAC may enter into interest rate swap transactions designated as fair value hedges with financial institutions to modify the interest characteristics on a portion of its long-term debt. In 2004 and 2003, the Company entered into various interest rate swap agreements related to a portion of the 2002 Senior Notes. The interest rate swaps allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on LIBOR, which effectively changes the Company's interest rate exposure on a portion of the debt from fixed to floating. As of December 31, 2005, of the $750 million total principal amount of the 2002 Senior Notes, the interest rate is fixed on $400 million and the balance of $350 million has been swapped to floating based on the spread over 6-month LIBOR. To further manage risk, the Company unwound swap agreements for nominal gains during 2005 and 2004, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at December 31, 2005 and 2004 resulted in a loss of $8.8 million and a gain of $0.4 million, respectively. The fair value of the contracts has been recorded in the accompanying consolidated balance sheets in "Other non-current assets" with a corresponding offset to the carrying value of the related debt. The derivative gain or loss in the period of change and the offsetting hedged item loss or gain attributable to the hedged risk are recognized in the consolidated statement of operations.

Derivatives Created in the Spin-Off

        As a result of the IAC Search & Media acquisition, upon conversion of the Convertible Notes, which are due June 1, 2008, holders would receive shares of IAC common stock or the cash equivalent of such shares, at the Company's option. Following the Spin-Off, IAC became obligated to deliver shares of both IAC and Expedia common stock or the cash equivalent of such shares to the holders upon conversion of the Convertible Notes. This obligation represents a derivative liability in IAC's accompanying balance sheet because it is not denominated solely in shares of IAC common stock. This derivative liability was valued at $111.4 million at December 31, 2005. Under the separation agreement related to the Spin-Off, Expedia contractually assumed the obligation to deliver shares of Expedia common stock or the cash equivalent of such shares to IAC upon conversion by the holders of the Convertible Notes. This represents a derivative asset in IAC's accompanying consolidated balance sheet valued at $104.8 million at December 31, 2005. Both of these derivatives are maintained at fair value each reporting period with any changes in fair value reflected in the consolidated statement of operations. The net change in the fair value of these derivatives for the year ended December 31, 2005 resulted in a net gain of $4.4 million, which has been recognized in other income (expense) in the accompanying consolidated statement of operations. The derivative asset related to the Convertible Notes is recorded in "Other non-current assets" and the derivative liability related to the Convertible Notes is recorded in "Other long-term liabilities" in the accompanying consolidated balance sheet.

        In connection with prior transactions, including among others, the acquisition of Ticketmaster, Hotels.com, and Hotwire.com, IAC assumed a number of warrants that were adjusted to become exercisable for shares of IAC common stock. Following the Spin-Off, IAC remained the contractually obligated party with respect to these warrants and each warrant represents the right to receive upon exercise by the holders thereof that number of shares of IAC common stock and Expedia common stock that the warrant holder would have received had the holder exercised the warrant immediately prior to the Spin-Off. Under the separation agreement, Expedia contractually assumed the obligation to deliver shares of Expedia common stock to IAC upon exercise of these warrants. The last of these warrants expires on May 19, 2010. This obligation of IAC to deliver shares of both IAC and Expedia common stock upon exercise of these warrants created a liability in the form of a derivative in IAC's accompanying consolidated balance sheet that is maintained at fair value each reporting period with any changes in fair value reflected in the consolidated statement of operations. The derivative liability was valued at $0.7 million at December 31, 2005. The contractual obligation of Expedia to deliver shares of Expedia common stock to IAC upon exercise by the warrant holders also created a derivative asset in IAC's accompanying consolidated balance sheet valued at $0.1 million at December 31, 2005. The net change in the fair value of these derivatives for the year ended December 31, 2005 resulted in a net gain of $0.2 million, which has been recognized in other income (expense) in the accompanying consolidated statement of operations. The derivative asset related to the warrants is recorded in "Other non-current assets" and the derivative liability related to the warrants is recorded in "Other long-term liabilities" in the accompanying consolidated balance sheet.

Derivatives Related to Loans Held for Sale

        The Company is exposed to additional risks in connection with the LendingTree Loans mortgage banking operations. LendingTree Loans is exposed to interest rate risk for loans it originates until those loans are sold in the secondary market ("loans held for sale"). The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are designated as fair value hedges. The fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. For loans held for sale that are hedged with forward delivery contracts, the carrying value of the loans held for sale and the derivative instruments are adjusted for the change in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative gain or loss as well as the offsetting hedged item loss or gain attributable to the hedged risk are recognized in the statement of operations as a component of revenue. The net of these adjustments represent the ineffective portion of highly effective hedges which is also recorded as a component of revenue. If it is determined that the hedging relationship is not highly effective, hedge accounting is discontinued. When hedge accounting is discontinued, the affected loans held for sale are no longer adjusted for changes in fair value. However, the changes in fair value of the derivative instruments are recognized in current earnings as a component of revenue. The fair value of the derivative instruments are recorded in "Other current assets" and/or "Other accrued liabilities" in the accompanying consolidated balance sheets. In 2005, the Company recognized a $1.4 million loss related to hedge ineffectiveness and a $0.1 million gain related to changes in the fair value of derivative instruments when hedge accounting is discontinued. In 2004, the Company recognized a $0.5 million gain related to hedge ineffectiveness.

        LendingTree Loans enters into commitments with consumers to originate loans at a locked in interest rate (interest rate lock commitments—"IRLCs"). IAC reports IRLCs as derivative instruments in accordance with SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," and SFAS No. 133 and determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. Similar to loans held for sale, the fair value of IRLCs is subject to change primarily due to changes in interest rates and fallout factors. Under LendingTree Loans' risk management policy, LendingTree Loans hedges the changes in fair value of IRLCs primarily by entering into forward delivery contracts which can reduce the volatility of earnings. Both the IRLCs and the related hedging instrument do not qualify for hedge accounting and are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue in the accompanying consolidated statement of operations. The change in the fair value of these derivative instruments resulted in a loss of $0.4 million and $0.1 million during 2005 and 2004, respectively, which has been reflected in the accompanying consolidated statement of operations. The IRLCs are recorded as a component of "Other current assets" and/or "Other accrued liabilities" in the accompanying consolidated balance sheets. At December 31, 2005, there was $726.3 million of IRLC's notional value outstanding.

Derivatives Related to Foreign Exchange

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

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. This derivative contract has been designated as a cash flow hedge for accounting purposes and foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in the statement of operations and are offsetting. In addition, the remaining effective portion of the derivative gain or loss is recorded in other comprehensive income until the liability is extinguished. The change in fair value of this foreign exchange forward contract at December 31, 2005 and 2004 resulted in an unrealized loss of $5.1 million and $10.8 million, respectively. There was no ineffectiveness recognized in any period related to this derivative contract as the critical terms of the derivative and hedged liability are identical.

NOTE 18—COMMITMENTS

        The Company leases satellite transponders, computers, warehouse and office space, equipment and services used in connection with its operations under various operating leases, many of which contain escalation clauses.

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2006	$98,423
2007	84,993
2008	72,440
2009	64,205
2010	53,830
Thereafter	287,809

Total	$661,700

        Expenses charged to operations under these agreements were $116.0 million, $91.8 million and $91.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under letters of credit extended or under guarantees of debt, as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 year	1–3 years	3–5 years
Letters of Credit	$52,328	$52,190	$53	$85
Purchase Obligations	45,028	34,189	10,798	41
Guarantees	13,541	12,372	829	340

Total Commercial Commitments	$110,897	$98,751	$11,680	$466

        The letters of credit ("LOC's") primarily consist of trade LOC's, which primarily relate to the Company's Retailing segment and are used for inventory purchases. Trade LOC's are guarantees of payment based upon the delivery of goods. Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction. The purchase obligations primarily relate to telecommunications contracts with certain vendors related to data transmission lines and telephones, as well as fixed monthly fees for advertising.

NOTE 19—CONTINGENCIES

        In the ordinary course of business, the Company is a party to various lawsuits. In the opinion of management, the ultimate outcome of these lawsuits should not have a material impact on the liquidity, results of operations, or financial condition of the Company. Further, IAC does not believe that the amount of any additional liability that could be reasonably possible with respect to such matters will have a material adverse effect on its financial results. The Company also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 6 for discussion related to income tax contingencies.

NOTE 20—FINANCIAL INSTRUMENTS

        The additional disclosure below of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies when available. The Company's financial instruments include letters of credit and guarantees. These commitments are in place to facilitate the commercial operations of certain IAC subsidiaries.

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$987,080	$987,080	$999,698	$999,698
Restricted cash	93,561	93,561	41,377	41,377
Accounts and notes receivable	487,968	487,968	353,579	353,579
Loans available for sale	372,512	381,810	206,256	206,256
VUE preferred equity interests	—	—	2,042,706	2,042,706
Long-term obligations and short-term borrowings	(1,334,686)	(1,356,714)	(1,359,668)	(1,447,839)
Derivative contracts	(13,808)	(13,808)	(10,387)	(10,387)
Derivative assets created in the Spin-Off	104,900	104,900	—	—
Derivative liabilities created in the Spin-Off	(112,100)	(112,100)	—	—
Letters of credit	N/A	52,328	N/A	33,341
Guarantees	N/A	13,541	N/A	6,290

        The carrying amounts of cash and cash equivalents and restricted cash reflected in the accompanying consolidated balance sheets approximate fair value as they are maintained with various high-quality financial institutions or in short-term duration high-quality debt securities. The accounts and notes receivable are short-term in nature and are generally settled shortly after the sale. The fair value of loans held for sale was estimated using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. The carrying value of the VUE preferred equity interests approximated its fair value based upon appropriate valuation methodologies, including reference to the underlying collateral. In 2005, the Company sold its VUE preferred equity interests. The fair values of the 1998 Senior Notes, the 2002 Senior Notes and the Liberty Bonds, as well as the derivative contracts were estimated using quoted market prices. On November 15, 2005, the Company's obligation under the 1998 Senior Notes matured and was paid. The carrying amounts for the remaining long-term obligations and short-term borrowings and all other financial instruments approximate their fair value. The carrying amounts of the derivative assets and derivative liabilities created in the Spin-Off are maintained at fair value, which is based upon appropriate valuation methodologies. See Note 11 for the discussion of the fair value of marketable securities.

NOTE 21—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        On July 19, 2005, IAC completed the acquisition of IAC Search & Media. As part of the transaction, IAC irrevocably and unconditionally guaranteed the Convertible Notes. IAC Search & Media is wholly owned by IAC.

        The following tables present condensed consolidating financial information as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003 for: the guarantor, IAC, on a stand-alone basis; IAC Search & Media (since its acquisition on July 19, 2005), on a stand-alone basis; the combined non-guarantor subsidiaries of IAC; and, IAC on a consolidated basis.

        As of and for the year ended December 31, 2005:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance sheet as of December 31, 2005:
Current assets	$1,107,587	$127,936	$2,751,967	$—	$3,987,490
Current assets of discontinued operations	—	—	6,038	—	6,038
Property and equipment, net	—	48,010	519,398	—	567,408
Goodwill and other intangible assets, net	—	1,873,690	7,036,198	—	8,909,888
Investment in subsidiaries	11,887,813	1,204,757	9,844,764	(22,937,334)	—
Other assets	283,528	30,593	132,350	—	446,471
Non-current assets of discontinued operations	—	—	470	—	470

Total assets	$13,278,928	$3,284,986	$20,291,185	$(22,937,334)	$13,917,765

Current liabilities	$24,208	$39,379	$2,149,465	$7	$2,213,059
Current liabilities of discontinued operations	—	—	19,938	—	19,938
Long-term debt, less current portion	741,243	100,802	117,365	—	959,410
Other liabilities and minority interest	719,584	248,378	525,640	—	1,493,602
Intercompany liabilities	2,563,065	(60,410)	(2,502,655)	—	—
Non-current liabilities of discontinued operations	—	—	928	—	928
Interdivisional equity	—	2,959,415	17,091,171	(20,050,586)	—
Shareholders' equity	9,230,828	(2,578)	2,889,333	(2,886,755)	9,230,828

Total liabilities and shareholders' equity	$13,278,928	$3,284,986	$20,291,185	$(22,937,334)	$13,917,765

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the year ended December 31, 2005:
Net revenue	$—	$165,088	$5,588,583	$—	$5,753,671
Operating expenses	—	(163,206)	(5,246,236)	—	(5,409,442)
Interest (expense) income, net	(325,685)	(888)	390,003	—	63,430
Other income (expense), net	841,373	(1,706)	740,475	(996,116)	584,026
Income tax benefit (expense)	83,083	(864)	(473,288)	—	(391,069)
Minority interest in income of consolidated subsidiaries	(384)	—	(1,845)	—	(2,229)

Earnings (loss) from continuing operations	598,387	(1,576)	997,692	(996,116)	598,387
Discontinued operations, net of tax	277,763	—	277,592	(277,592)	277,763

Earnings (loss) before preferred dividends	876,150	(1,576)	1,275,284	(1,273,708)	876,150
Preferred dividends	(7,938)	—	—	—	(7,938)

Net earnings (loss) available to common shareholders	$868,212	$(1,576)	$1,275,284	$(1,273,708)	$868,212

Cash flows for the year ended December 31, 2005:
Cash flows (used in) provided by operating activities attributable to continuing operations	$(1,117,322)	$38,864	$1,006,162	$—	$(72,296)
Cash flows (used in) provided by investing activities attributable to continuing operations	(52,012)	60,544	2,076,940	—	2,085,472
Cash flows provided by (used in) financing activities attributable to continuing operations	1,169,334	(25,502)	(3,849,162)	—	(2,705,330)
Net cash provided by discontinued operations	—	—	706,684	—	706,684
Effect of exchange rate changes on cash and cash equivalents	—	(929)	(26,219)	—	(27,148)
Cash and cash equivalents at the beginning of the period	—	—	999,698	—	999,698

Cash and cash equivalents at the end of the period	$—	$72,977	$914,103	$—	$987,080

        As of and for the year ended December 31, 2004:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance sheet as of December 31, 2004:
Current assets	$99,991	$—	$4,698,829	$—	$4,798,820
Current assets of discontinued operations	—	—	316,947	—	316,947
Property and equipment, net	—	—	427,257	—	427,257
Goodwill and other intangible assets, net	—	—	6,416,127	—	6,416,127
Investment in subsidiaries	18,450,945	—	2,471,406	(20,922,351)	—
Other assets	160,111	—	2,910,135	—	3,070,246
Non-current assets of discontinued operations	—	—	7,369,468	—	7,369,468

Total assets	$18,711,047	$—	$24,610,169	$(20,922,351)	$22,398,865

Current liabilities	$1,833	$—	$1,875,524	$(2)	$1,877,355
Current liabilities of discontinued operations	—	—	1,015,083	—	1,015,083
Long-term debt, less current portion	750,407	—	46,308	—	796,715
Other liabilities and minority interest	693,553	—	1,558,804	—	2,252,357
Intercompany liabilities	1,231,420	—	(1,231,420)	—	—
Common stock exchangeable for preferred interest	1,428,530	—	—	—	1,428,530
Non-current liabilities of discontinued operations	—	—	423,521	—	423,521
Interdivisional equity	—	—	15,814,140	(15,814,140)	—
Shareholders' equity	14,605,304	—	5,108,209	(5,108,209)	14,605,304

Total liabilities and shareholders' equity	$18,711,047	$—	$24,610,169	$(20,922,351)	$22,398,865

Statement of operations for the year ended December 31, 2004:
Net revenue	$—	$—	$4,188,279	$—	$4,188,279
Operating expenses	—	—	(4,208,523)	—	(4,208,523)
Interest (expense) income, net	(168,772)	—	270,586	—	101,814
Other income, net	39,018	—	127,936	(116,232)	50,722
Income tax benefit (expense)	185,334	—	(259,600)	—	(74,266)
Minority interest in income of consolidated subsidiaries	(713)	—	(2,446)	—	(3,159)

Earnings from continuing operations	54,867	—	116,232	(116,232)	54,867
Discontinued operations, net of tax	109,994	—	109,994	(109,994)	109,994

Earnings before preferred dividends	164,861	—	226,226	(226,226)	164,861
Preferred dividends	(13,053)	—	—	—	(13,053)

Net earnings available to common shareholders	$151,808	$—	$226,226	$(226,226)	$151,808

Cash flows for the year ended December 31, 2004:
Cash flows (used in) provided by operating activities attributable to continuing operations	$(200,354)	$—	$704,010	$—	$503,656
Cash flows (used in) provided by investing activities attributable to continuing operations	(200,565)	—	(901,472)	—	(1,102,037)
Cash flows provided by (used in) financing activities attributable to continuing operations	397,039	—	(660,693)	—	(263,654)
Net cash provided by discontinued operations	—	—	1,092,726	—	1,092,726
Effect of exchange rate changes on cash and cash equivalents	3,880	—	5,510	—	9,390
Cash and cash equivalents at the beginning of the period	—	—	759,617	—	759,617

Cash and cash equivalents at the end of the period	$—	$—	$999,698	$—	$999,698

        For the year ended December 31, 2003:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the year ended December 31, 2003:
Net revenue	$—	$—	$3,823,489	$—	$3,823,489
Operating expenses	(2,917)	—	(3,682,311)	—	(3,685,228)
Interest (expense) income, net	(15,167)	—	82,587	—	67,420
Other income (expense), net	28,793	—	(66,992)	(175,054)	(213,253)
Income tax benefit (expense)	—	—	24,214	—	24,214
Minority interest in income of consolidated subsidiaries	—	—	(5,933)	—	(5,933)

Earnings from continuing operations	10,709	—	175,054	(175,054)	10,709
Discontinued operations, net of tax	156,687	—	156,687	(156,687)	156,687

Earnings before preferred dividends	167,396	—	331,741	(331,741)	167,396
Preferred dividends	(13,055)	—	—	—	(13,055)

Net earnings available to common shareholders	$154,341	$—	$331,741	$(331,741)	$154,341

Cash flows for the year ended December 31, 2003:
Cash flows (used in) provided by operating activities attributable to continuing operations	$(31,196)	$—	$652,111	$—	$620,915
Cash flows (used in) provided by investing activities attributable to continuing operations	(724,799)	—	(340,533)	—	(1,065,332)
Cash flows provided by (used in) financing activities attributable to continuing operations	828,456	—	(1,353,746)	—	(525,290)
Net cash used in discontinued operations	(72,461)	—	(106,656)	—	(179,117)
Effect of exchange rate changes on cash and cash equivalents	—	—	14,588	—	14,588
Cash and cash equivalents at the beginning of the period	—	—	1,893,853	—	1,893,853

Cash and cash equivalents at the end of the period	$—	$—	$759,617	$—	$759,617

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

Continuing Operations

Supplemental Disclosure of Non-Cash Transactions for 2005

        In 2005, the Company incurred non-cash compensation expense of $137.5 million.

        On July 19, 2005, IAC completed the acquisition of IAC Search & Media and issued an aggregate of 37.9 million shares of IAC common stock valued at approximately $1.7 billion.

        Prior to the commencement of trading on August 9, 2005, IAC completed the Spin-Off. The net assets comprising the Expedia businesses, which were spun-off by IAC, amounted to $5.8 billion and are included in the consolidated statement of shareholders' equity as a reduction to retained earnings and additional paid-in capital.

        In connection with IAC's sale of its common and preferred interests in VUE, IAC received 28.3 million IAC shares into treasury, valued at $1.4 billion, as part of the consideration.

        In 2005, the Company recognized $18.3 million of paid-in-kind interest income on the VUE Series A Preferred interest received in connection with the formation of VUE.

        In 2005, the Company recognized pre-tax income of $47.8 million from equity income of unconsolidated affiliates, including income of $22.0 million from its common interest in VUE.

        In, 2005, the Company recognized non-cash revenues of $19.0 million as a result of deferred revenue recorded in connection with various acquisitions.

Supplemental Disclosure of Non-Cash Transactions for 2004

        In 2004, the Company incurred non-cash distribution and marketing expense of $1.3 million and non-cash compensation expense of $70.3 million. Amortization of non-cash distribution and marketing expense consists principally of the non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created and distribution and marketing expense recognized by Ticketmaster, Citysearch and Match.com related to barter arrangements, which expired in March 2004, for distribution secured from third parties.

        In 2004, IAC recognized $39.9 million of paid-in-kind interest income on the VUE Series A Preferred interest received in connection with the formation of VUE.

        In 2004, the Company recognized pre-tax income of $31.9 million on equity earnings in unconsolidated affiliates, including income of $16.2 million from its common interest in VUE.

        In 2004, the Company recognized non-cash revenues of $15.2 million as a result of deferred revenue recorded in connection with its various acquisitions.

        In 2004, the Company recognized $184.8 million of goodwill impairment, resulting from the write-down of the goodwill at the Teleservices segment.

Supplemental Disclosure of Non-Cash Transactions for 2003

        On January 17, 2003, IAC completed its merger with Ticketmaster and issued an aggregate of 22.7 million shares of IAC common stock.

        On April 4, 2003, IAC completed the acquisition of uDate and issued an aggregate of 2.7 million shares of IAC common stock.

        On August 8, 2003, IAC completed its merger with LendingTree and issued an aggregate of 9.4 million shares of IAC common stock.

        In 2003, the Company incurred non-cash distribution and marketing expense of $9.5 million and non-cash compensation expense of $32.4 million. Amortization of non-cash distribution and marketing expense consists principally of the non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created and distribution and marketing expense recognized by Ticketmaster, Citysearch and Match.com related to barter arrangements, which expired in March 2004, for distribution secured from third parties.

        In 2003, IAC recognized $37.3 million of paid-in-kind interest income on the VUE Series A Preferred interest received in connection with the formation of VUE.

        In 2003, the Company recognized pre-tax losses of $220.8 million on equity losses in unconsolidated affiliates, resulting almost entirely from its 5.44% proportionate share of a $4.5 billion impairment charge for goodwill and intangible assets and other long-lived assets recognized by VUE.

        In 2003, the Company recognized non-cash revenues of $27.6 million as a result of deferred revenue recorded in connection with its various acquisitions.

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Cash paid during the period for:
Interest	$72,441	$64,714	$57,065
Income tax payments	957,765	112,231	14,857
Income tax refunds	(73,841)	(7,404)	(3,413)

Discontinued Operations

Supplemental Disclosure of Non-Cash Transactions for 2005

        For the period ended August 8, 2005, Expedia incurred non-cash distribution and marketing expense of $5.8 million and non-cash compensation expense of $58.0 million. Amortization of non-cash distribution and marketing expense consists mainly of non-cash advertising secured from Universal Television as part of a transaction with VUE in 2002 and was primarily used for the benefit of Expedia, which ran television advertising primarily on the USA and Sci Fi cable channels without any cash cost.

        For the period ended August 8, 2005, Expedia recognized pre-tax loss of $0.6 million from equity losses of unconsolidated affiliates.

Supplemental Disclosure of Non-Cash Transactions for 2004

        In 2004, Expedia incurred non-cash distribution and marketing expense of $16.7 million and non-cash compensation expense of $171.4 million. Amortization of non-cash distribution and marketing expense consists mainly of non-cash advertising secured from Universal Television as part of the VUE transaction in 2002, as noted above.

        In 2004, Expedia recognized pre-tax income of $0.2 million from equity income of unconsolidated affiliates.

        In 2004, Expedia recognized non-cash revenues of $0.1 million as a result of deferred revenue recorded in connection with its various acquisitions.

Supplemental Disclosure of Non-Cash Transactions for 2003

        On June 23, 2003, IAC completed its merger with Hotels.com. IAC issued an aggregate of 22.2 million shares of IAC common stock.

        On August 8, 2003, IAC completed its merger with Expedia.com. IAC issued an aggregate of 50.4 million shares of IAC common stock.

        In 2003, Expedia incurred non-cash distribution and marketing expense of $42.0 million and non-cash compensation expense of $95.8 million. Amortization of non-cash distribution and marketing expense consists mainly of Hotels.com performance warrants issued to obtain distribution and non-cash advertising secured from Universal Television as part of a transaction with VUE in 2002. With the termination of the Travelocity affiliate agreement in September 2003, all outstanding unvested Travelocity warrants were cancelled.

        In 2003, Expedia recognized non-cash revenues of $0.1 million as a result of deferred revenue recorded in connection with its various acquisitions.

NOTE 23—RELATED PARTY TRANSACTIONS

Continuing Operations

        The Company has various agreements with Microsoft Corporation ("Microsoft"), which was the beneficial owner of more than 5% of IAC's outstanding common stock and Series A preferred stock during 2003, 2004 and 2005. These agreements include partner agreements, licensing agreements and support agreements with various subsidiaries, including Match.com and LendingTree. Total fees paid related to these agreements in 2005, 2004 and 2003 were approximately $38.2 million, $41.7 million and $21.5 million, respectively. Amounts payable related to these various agreements at December 31, 2005 and 2004 were $2.8 million and $4.1 million, respectively, and are included in "Accounts payable, trade" and "Other accrued liabilities" in the accompanying consolidated balance sheets.

        In connection with the Spin-Off, the Company and Expedia entered into various agreements, including, among others, a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement. In addition, the Company and Expedia currently, and for the foreseeable future will continue to, work together pursuant to a variety of commercial relationships. Accordingly, in connection with the Spin-Off, the Company and Expedia entered into various commercial agreements, which generally include distribution agreements and services agreements. Total amounts received by the Company from Expedia related to these various agreements from August 9, 2005 to December 31, 2005 were approximately $9.0 million. Amounts receivable by the Company from Expedia related to these various agreements at December 31, 2005 were $5.3 million and are included in "Accounts and notes receivable, net" in the accompanying consolidated balance sheet. Total payments made by the Company to Expedia related to these various agreements from August 9, 2005 to December 31, 2005 were approximately $0.8 million. Amounts payable to Expedia by the Company related to these various agreements at December 31, 2005 were $0.7 million and are included in "Accounts payable, trade" and "Other accrued liabilities" in the accompanying consolidated balance sheet. The Company and Expedia are related parties since they are under common control.

        During the period from January 1, 2005 through June 6, 2005 and during the year ended December 31, 2004, the Company paid $6.9 million and $5.7 million, respectively to the National Broadcasting Company related to television advertising. As a result of the sale of the Company's common and preferred interests in VUE on June 7, 2005, the National Broadcasting Company is no longer a related party at December 31, 2005. See Note 10 for further discussion of the sale of the Company's VUE interests.

        During 2004, the Company launched a co-branded credit card program with a subsidiary of GE. Pursuant to the arrangement, the Company received approximately $1.9 million and $5.4 million during the period from January 1, 2005 through June 6, 2005 and the year ended December 31, 2004, respectively, in payments from the GE subsidiary, primarily in the form of revenue share payments in respect of purchases made pursuant to the co-branded card and sales and marketing support for the program. As a result of the sale of the Company's common and preferred interests in VUE on June 7, 2005, GE and its subsidiaries are no longer related parties at December 31, 2005.

        At December 31, 2005, and 2004, "Accounts and notes receivable, net" and "Other non-current assets" included amounts receivable from VUE of $38.3 million and $15.0 million and $100.0 million and $30.1 million, respectively, related to cross promotional advertising secured in connection with the transaction pursuant to which VUE was formed in 2002. As a result of the sale of the Company's common and preferred interests in VUE on June 7, 2005, VUE is no longer a related party at December 31, 2005. See Note 10 for further discussion of the sale of the Company's VUE interests in 2005 and the consideration received for the sale.

        In 2004, the Company received distributions totaling $17.6 million from VUE.

        During 2005, 2004 and 2003, the Company received $32.7 million, $64.8 million and $63.9 million, respectively, which represents interest income on the VUE Series B preferred equity interests.

        During 2005, 2004 and 2003, the Company recognized $18.3 million, $39.9 million and $37.3 million, respectively, which represents paid-in-kind interest income on the VUE Series A preferred equity interests.

        The Company has a secured, non-recourse note receivable of approximately $5.0 million from its Chairman and Chief Executive Officer. See Note 13 for further discussion.

        In October 2000, a subsidiary of IAC and Nineteen Forty CC Inc. ("Nineteen Forty"), a company owned by Mr. Diller, the Chairman and Chief Executive Officer of IAC, acquired an aircraft for use by the Company. In connection with this transaction, IAC granted Nineteen Forty an option to acquire IAC's interest in the aircraft for its depreciated value on IAC's books. The aircraft is currently owned 77.2% by the IAC subsidiary and 22.8% by Nineteen Forty. IAC has entered into an agreement with Nineteen Forty pursuant to which IAC leases Nineteen Forty's 22.8% interest in the aircraft for lease payments of approximately $53 thousand per month and IAC pays all operating and maintenance expenses related to the aircraft. The foregoing terms were based on market lease rates for similar aircraft leases.

        In 2005 and 2004, IAC invested $0.5 million and $0.5 million, respectively, in convertible preferred stock of an online start-up venture controlled by IAC's Vice Chairman, Victor Kaufman. IAC has committed to invest a total of $2 million, which would give IAC preferred stock convertible into 20% of the outstanding common stock of the venture. IAC has various approval rights over significant transactions, the right to appoint directors to the board of directors proportionate to its holdings, and various forms of anti-dilution protection for its investment. It also has the option to purchase additional preferred stock for $20 million such that IAC would hold a 50% ownership percentage in the venture, the right to purchase Mr. Kaufman's shares prior to March 31, 2012 at fair market value, and the right to put its investment to the venture at the time of the venture's first significant financing for the value of its stake implied by the terms of such financing, discounted by 30% to account for the illiquidity of the stock. Prior to making its investment, IAC received an analysis from an independent financial appraiser which concluded that the terms of IAC's investment, including the financial terms, were reasonable and consistent with, and in certain instances more favorable to IAC, than those contained in similar first-round financing transactions between unrelated parties. The terms of the transaction were negotiated between Mr. Kaufman and various members of IAC's senior management and approved by IAC's Audit Committee.

Discontinued Operations

        The Company has various agreements with Microsoft, including a services agreement for use of data center services by Expedia.com. Total fees paid with respect to these agreements from January 1, 2005 through August 8, 2005, the day prior to the Spin-Off and for the years ended December 31, 2004 and 2003 were approximately $13.1 million, $12.6 million and $20.5 million, respectively. Amounts payable related to these various agreements at December 31, 2004 was $3.4 million.

        From January 1, 2005 through June 6, 2005, the day prior to the sale of the Company's VUE interests, and for the year ended December 31, 2004, Expedia paid $8.6 million and $4.6 million, respectively, to the National Broadcasting Company related to television advertising.

NOTE 24—RESTRUCTURING CHARGES

        Restructuring related expenses, which are included in general and administrative expense in the accompanying consolidated statements of operations, were approximately $0.7 million, $1.5 million and $0.1 million in 2005, 2004 and 2003, respectively. Costs that relate to ongoing operations are not part of the restructuring related expenses.

        The 2005 amount is principally comprised of severance costs incurred in connection with the shut down of certain HSN facilities as HSN migrated certain operations to its new fulfillment center in Tennessee. Also included are severance and other costs incurred in connection with the shut down of IAC Search & Media's U.K. facility. These charges were partially offset by the settlement of an uncollectible receivable that had been previously written off related to the restructuring of HSN's UK offices.

        The 2004 amount is principally comprised of asset impairments and severance costs related to the shut down of certain HSN facilities in Tennessee as noted above and severance and other costs associated with the elimination of certain non-core business lines at the Personals segment. These charges were partially offset by the reversal of reserves related primarily to the favorable resolution of a contractual arrangement with a supplier, as well as the settlement of an uncollectible receivable that had been previously written off related to the restructuring of HSN's U.K. offices.

        The 2003 amount is principally comprised of $3.1 million related to the write-down of a receivable from the 2002 restructuring of HSN's U.K. offices, $1.2 million related to facility closure costs at

uDate's Derby, U.K. facility as the back-office operations of uDate were combined with Match International, and $1.4 million for PRC related to employee terminations due principally to the decline in the teleservicing market. Such restructuring charges were offset by the reversals of contingent costs for terminated employees, which were no longer probable of occurrence.

        In 2005, 2004 and 2003, the charges associated with the restructurings were as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Continuing lease obligations	$414	$83	$618
Asset impairments	—	3,390	3,061
Employee termination costs	827	1,989	(2,635)
Other	(564)	(3,920)	(1,023)

	$677	$1,542	$21

        Continuing lease obligations primarily relate to vacated office space of IAC Search & Media's U.K. facility, uDate's Derby, UK facility as well as excess call center, warehouse and office space of PRC and HSN. Asset impairments relate primarily to the shut down of HSN's Salem, VA facility and leasehold improvements that were abandoned. Employee termination costs relate primarily to severance and other costs related to the shutdown of both the HSN facilities and the IAC Search & Media U.K. facility, the elimination of certain non-core businesses at the Personals operating segment as well as severance costs at PRC. Other in 2005 primarily relates to relocation costs at the Personals operating segment, offset by the settlement of the uncollectible receivable related to HSN's U.K. offices.

        As of December 31, 2005 and 2004, the remaining accrual balance related to restructuring charges was $1.9 million and $1.8 million, respectively. During 2005, the Company made payments of approximately $1.5 million related principally to lease obligations for abandoned facilities and employee termination costs. In addition, the restructure accrual at December 31, 2005 increased by $0.9 million related to liabilities assumed in the IAC Search & Media acquisition. The 2005 balance relates primarily to ongoing obligations for facility leases and employee termination agreements, and are expected to be paid out according to the terms of these arrangements.

NOTE 25—BENEFIT PLANS

        IAC has a retirement savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 16% of their pretax earnings, but not more than statutory limits. IAC contributes fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's earnings. Matching contributions for all plans were $12.2 million, $8.4 million, and $5.9 million in fiscal 2005, 2004, and 2003, respectively. The increase in matching contributions in 2005 and 2004 was primarily related to acquisitions of various operating subsidiaries. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Investment options in the plan include IAC common stock, but neither participant nor our matching contributions are required to be invested in IAC common stock.

NOTE 26—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31,(a)(b)(c)	Quarter Ended June 30,(b)(c)(d)	Quarter Ended September 30,(c)(e)	Quarter Ended December 31,(f)
	(In thousands, except per share data)
Year Ended December 31, 2005
Net revenue	$1,136,145	$1,375,271	$1,449,936	$1,792,319
Gross profit	504,504	605,769	666,985	848,242
Operating income	56,319	66,518	21,317	200,075
Earnings from continuing operations	27,315	409,421	36,372	125,279
Income (loss) from discontinued operations, net of tax	44,897	211,961	33,117	(12,212)
Earnings before preferred dividends	72,212	621,382	69,489	113,067
Net earnings available to common shareholders	68,949	618,119	68,077	113,067
Earnings per share from continuing operations available to common shareholders
Basic earnings per share(g)	$0.07	$1.26	$0.11	$0.39
Diluted earnings per share(g)	$0.07	$1.17	$0.10	$0.37
Earnings per share available to common shareholders
Basic earnings per share(g)	$0.20	$1.92	$0.21	$0.35
Diluted earnings per share(g)	$0.19	$1.77	$0.19	$0.33
Year Ended December 31, 2004
Net revenue	$1,019,229	$976,570	$957,293	$1,235,187
Gross profit	426,434	409,035	412,082	544,480
Operating income (loss)	18,030	29,280	16,780	(84,334)
Earnings (loss) from continuing operations	30,417	43,964	34,537	(54,051)
Income from discontinued operations, net of tax	11,110	29,232	58,204	11,448
Earnings (loss) before preferred dividends	41,527	73,196	92,741	(42,603)
Net earnings (loss) available to common shareholders	38,263	69,934	89,478	(45,867)
Earnings (loss) per share from continuing operations available to common shareholders
Basic earnings (loss) per share(g)	$0.08	$0.12	$0.09	$(0.17)
Diluted earnings (loss) per share(g)	$0.07	$0.11	$0.09	$(0.17)
Earnings (loss) per share available to common shareholders
Basic earnings (loss) per share(g)	$0.11	$0.20	$0.26	$(0.13)
Diluted earnings (loss) per share(g)	$0.10	$0.19	$0.24	$(0.13)

(a)
The first quarter of 2005 includes a $16.7 million gain on the sale of the Company's minority interest share in the Italian home shopping operations, partially offset by $15.0 million of other-than-temporary impairment losses on marketable securities.

(b)
The data presented above for the first and second quarters of 2005 differs from the amounts reflected in the Company's Forms 10-Q due to the treatment of Expedia and TV Travel Shop as discontinued operations with effect from August 8, 2005 and the second quarter of 2005, respectively.

(c)
Prior to the fourth quarter of 2005, certain direct origination and other processing costs associated with loans sold had been reported as operating expenses. These costs are now reported as a reduction to revenue, and have been reclassified in earlier periods to conform to the new presentation. There is no impact from the change to 2004 results, nor does it impact operating income for any period. The net revenue and gross profit for the first, second and third quarters of 2005 reflected above differ from the amounts reflected in the Company's first, second and third quarter Forms 10-Q due to this reclassification.

(d)
The second quarter of 2005 includes a $322.1 million after-tax gain on the sale of IAC's common and preferred interests in VUE to NBC Universal and a $79.6 million after-tax gain on the sale of EUVÍA.

(e)
The third quarter of 2005 includes a $9.4 million gain reflecting changes to the fair value of the derivatives that were created in the Spin-Off. The derivatives arise due to IAC's obligation to deliver shares of both IAC and Expedia common stock upon the conversion of the Convertible Notes and the exercise of certain IAC warrants. Additionally, during the third quarter of 2005, the Company recognized an after-tax increase in non-cash compensation expense of $49.0 million related to the treatment of vested stock options in connection with the Spin-Off and an after-tax reduction in non-cash compensation expense of $3.5 million, included in continuing operations and $22.0 million included in discontinued operations, related to the cumulative effect of the change in IAC's estimate related to the number of stock-based awards that are expected to vest.

(f)
The fourth quarter of 2005 includes a $4.8 million loss reflecting changes to the fair value of the derivatives that were created in the Spin-Off. The fourth quarter of 2004 includes an impairment charge of $184.8 million related to a write-down of Teleservices goodwill that resulted from the Company's annual impairment review under SFAS No. 142.

(g)
Per common share amounts for the quarters may not add to the annual amount because of differences in the average common shares outstanding during each period. All earnings per share amounts reflect IAC's one-for-two reverse stock split in 2005.

NOTE 27—SUBSEQUENT EVENTS (UNAUDITED)

      During January 2006, $68.2 million par value of Convertible Notes was converted by the holders. Upon conversion, 2.6 million shares of IAC common stock and 2.6 million shares of Expedia common stock were issued to the holders. After giving effect to the conversion, the remaining outstanding principal amount of the Convertible Notes is $45.8 million.

        On February 8, 2006, IAC announced that its Board of Directors authorized the repurchase of up to 42 million shares of IAC's outstanding common stock. Under the new authorization, IAC may purchase shares over an indefinite period of time in the open market, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

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

        As required by Rule 13a-15(b), IAC management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, except for Cornerstone Brands, which was acquired on April 1, 2005 and IAC Search & Media (formerly known as Ask Jeeves), which was acquired on July 19, 2005. The combined assets and revenue of Cornerstone Brands and IAC Search & Media were approximately 31% and 14% of the respective amounts in the consolidated financial statements as of and for the year ended December 31, 2005. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2005, the Company's internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

        The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), IAC management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
IAC/InterActiveCorp

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that IAC/InterActiveCorp maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IAC/InterActiveCorp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that IAC/InterActiveCorp maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, IAC/InterActiveCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the related consolidated balance sheets of IAC/InterActiveCorp and subsidiaries as of December 31, 2005 and 2004, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 8, 2006 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

New York, New York
March 8, 2006

Item 9B.    Other Information

        None.

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive Proxy Statement to be used in connection with its 2006 Annual Meeting of Stockholders, or the 2006 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors and Executive Officers of the Registrant

        Information relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors and Management Information" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2006 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        Information regarding compensation of directors and executive officers of IAC is set forth in the section entitled "Executive Compensation" in the 2006 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding ownership of IAC common stock, Class B common stock and Series B preferred stock and securities authorized for issuance under IAC's equity compensation plans is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2006 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions with IAC is set forth in the section entitled "Certain Relationships and Related Party Transactions" in the 2006 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information regarding the fees and services of IAC's independent auditors is set forth in the section entitled "Fees Paid to Our Independent Auditors" in the 2006 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Documents filed as part of this Report

  (1)
  Consolidated Financial Statements of IAC

    Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.

    Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003.

    Consolidated Balance Sheets as of December 31, 2005 and 2004.

    Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2005, 2004 and 2003.

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

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

Exhibit No.	Description	Location
2.1	Separation Agreement, dated as of August 9, 2005, between the Registrant and Expedia, Inc.	Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Designations of Series B Cumulative Convertible Preferred Stock of IAC/InterActiveCorp.	Exhibit 3.2 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.3	Amended and Restated Bylaws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on September 20, 2002.
4.1	Indenture, dated as of December 16, 2002, among the Registrant, USANi LLC, as Guarantor, and The Bank of New York (successor in interest to JPMorgan Chase Bank), as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.

4.2	Form of 7% Senior Notes due 2013.	Exhibit B to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.3	Indenture (relating to the Zero Coupon Subordinated Convertible Notes of Ask Jeeves, Inc.), dated as of June 4, 2003, by and between Ask Jeeves, Inc. and The Bank of New York, as Trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on July 22, 2005.
4.4	Form of Zero Coupon Convertible Subordinated Note of Ask Jeeves, Inc.	Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on July 22, 2005 (included within Exhibit 4.1).
4.5	Supplemental Indenture (relating to the Zero Coupon Subordinated Convertible Notes of Ask Jeeves, Inc.), dated as of July 19, 2005, by and among the Registrant, Ask Jeeves, Inc. and the Bank of New York Trust Company, N.A., as Trustee.	Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed on July 22, 2005.
4.6	Second Supplemental Indenture (relating to the Zero Coupon Subordinated Convertible Notes of Ask Jeeves, Inc.), dated as of August 9, 2005, by and among the Registrant, Ask Jeeves, Inc. and the Bank of New York Trust Company, N.A., as Trustee.	Exhibit 4.4 to the Registrant's Current Report on Form 8-K, filed on September 22, 2005.
4.7	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments relating to long-term obligations of the Registrant have been omitted but will be furnished to the Commission upon request.
4.8	Equity Warrant Agreement, dated as of February 4, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.9	Equity Warrant Agreement, dated as of May 7, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2002.
4.10	Forms of Equity Warrant Agreement and Optionholder Equity Warrant Agreement, in each case, between the Registrant and Mellon Investor Services LLC, as equity warrant agent.	Exhibits 4.2 and 4.4 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-104973), filed on August 6, 2003.
10.1	Amended and Restated Governance Agreement, among the Registrant, Liberty Media Corporation and Barry Diller, dated as of August 9, 2005.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Amended and Restated Stockholders Agreement between Liberty Media Corporation and Barry Diller, dated as of August 9, 2005.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.3	Tax Sharing Agreement between the Registrant and Expedia, Inc., dated as of August 9, 2005.	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

10.4	Employee Matters Agreement between the Registrant and Expedia, Inc., dated as of August 9, 2005.	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.5	Transition Services Agreement between the Registrant and Expedia, Inc., dated as of August 9, 2005.	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.6*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.	Incorporated by reference to Annex J to the Registrant's Definitive Proxy Statement, included in Amendment No. 3 to the Registrant's Registration Statement on Form S-4, filed with the Commission on June 17, 2005 (SEC File No. 333-124303).
10.7*	Form of Restricted Stock Unit Agreement for the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.	Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.8*	Amended and Restated 2000 Stock and Annual Incentive Plan.	Appendix B to the Registrant's Definitive Proxy Statement, dated April 30, 2003.
10.9*	HSN, Inc. 1997 Stock and Annual Incentive Plan.	Appendix F to the Registrant's Definitive Proxy Statement, dated January 12, 1998.
10.10*	Form of Restricted Stock Unit Agreement for the Amended and Restated 2000 Stock and Annual Incentive Plan and the HSN, Inc. 1997 Stock and Annual Incentive Plan.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated February 16, 2005.
10.11*	Home Shopping Network, Inc. 1996 Stock Option Plan for Employees.	Exhibit A to the Home Shopping Definitive Proxy Statement, dated March 28, 1996.
10.12*	Summary of Non-Employee Director Compensation Arrangements.	Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.13*	Deferred Compensation Plan For Non-Employee Directors.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.14*	Silver King Communications, Inc. Directors' Stock Option Plan.	Appendix H to the Registrant's Definitive Proxy Statement, dated November 20, 1996.
10.15*	IAC/InterActiveCorp Executive Deferred Compensation Plan.	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.16*	Stock Option Agreement between the Registrant and Barry Diller, dated as of June 7, 2005.	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.17*	Equity and Bonus Compensation Agreement, dated as of August 4, 1995, between Barry Diller and the Registrant.	Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.18*	Agreement between Victor Kaufman and the Registrant, dated as of February 5, 2004.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2004.
10.19*	Amendment No. 1, dated as of June 6, 2005, to Agreement dated as of February 5, 2004, between Victor Kaufman and the Registrant.	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

10.20*	Employment Agreement between Thomas J. McInerney and the Registrant, dated as of October 9, 2002.	Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.21*	Amendment No. 1 to Employment Agreement between Thomas J. McInerney and the Registrant, dated as of November 15, 2004.	Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.22*	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of November 5, 2003.	Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.23*†	Employment Agreement between Douglas R. Lebda and the Registrant, dated as of December 14, 2005.
10.24*	Amended and Restated Restricted Share Grant and Shareholders' Agreement, dated as of July 7, 2003, among Forest Merger Corp., the Registrant and the Grantees.	Exhibit 99.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-105876), filed on July 10, 2003.
10.25	Shareholders Agreement, dated December 12, 1996, relating to Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co. Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.26	Services and Trademark License Agreement, dated as of December 12, 1996, between Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
21.1†	Subsidiaries of IAC/InterActiveCorp as of December 31, 2005.
23.1†	Consent of Ernst & Young LLP.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Reflects management contracts and management and director compensatory plans and arrangements.

†
Filed herewith.

††
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2006

IAC/INTERACTIVECORP
By:	/s/ BARRY DILLER Barry Diller Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2006.

Name	Title

/s/ BARRY DILLER Barry Diller	Chairman of the Board, Chief Executive Officer and Director
/s/ VICTOR A. KAUFMAN Victor A. Kaufman	Vice Chairman and Director
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer
/s/ MICHAEL H. SCHWERDTMAN Michael H. Schwerdtman	Senior Vice President and Controller (Chief Accounting Officer)
William H. Berkman	Director
/s/ EDGAR BRONFMAN, JR. Edgar Bronfman, Jr.	Director
/s/ DONALD R. KEOUGH Donald R. Keough	Director
/s/ MARIE-JOSÉE KRAVIS Marie-Josée Kravis	Director

Bryan Lourd	Director
/s/ ARTHUR C. MARTINEZ Arthur C. Martinez	Director
/s/ STEVEN RATTNER Steven Rattner	Director
/s/ GEN. H. NORMAN SCHWARZKOPF Gen. H. Norman Schwarzkopf	Director
/s/ ALAN G. SPOON Alan G. Spoon	Director
/s/ DIANE VON FURSTENBERG Diane Von Furstenberg	Director

Schedule II

IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period		Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2005
Allowance for doubtful accounts	$19,150		$21,206		$12,876	(1)	$(22,139	)(2)	$31,093
Inventory reserves	37,882		4,311		5,577	(1)	(5,822	)(3)	41,948
Sales returns accrual	29,933		5,326		7,059	(1)	(3,316)		39,002
Loans held for sale reserve	1,144		4,649		—		(2,729)		3,064
Deferred tax valuation allowance	104,711		12,516	(4)	(75,563	)(5)	—		41,664
Other reserves	4,705								2,981
2004
Allowance for doubtful accounts	$24,940		$6,805		$1,730		$(14,325	)(2)	$19,150
Inventory reserves	34,607		4,369		80		(1,174	)(3)	37,882
Sales returns accrual	29,338		404		—		191		29,933
Loans held for sale reserve	—		155		989		—		1,144
Deferred tax valuation allowance	263,586	(6)	—		(36,738	)(7)	(122,137	)(8)	104,711
Other reserves	4,935								4,705
2003
Allowance for doubtful accounts	$23,667		$19,552		$705		$(18,984	)(2)	$24,940
Inventory reserves	33,444		1,413		(243)		(7	)(3)	34,607
Sales returns accrual	24,036		5,302		—		—		29,338
Deferred tax valuation allowance	217,422		(34,243	)(9)	(27,979	)(10)	—		155,200	(6)
Other reserves	3,787								4,935

(1)
Amounts are primarily related to the acquisitions of IAC Search & Media and Cornerstone Brands in 2005.

(2)
Write-off of fully reserved accounts receivable.

(3)
Disposition of inventory during the year.

(4)
Amount is primarily related to HSN International and IAC net operating loss carryforward, which impacted the income tax provision.

(5)
Amount is primarily related to the write-off of previously unbenefited deferred tax assets for HSN International foreign net operating losses.

(6)
The December 31, 2003 balance was affected by reclassifications of valuation allowances that had previously been netted against the related deferred tax assets for net operating losses related to HSN International. The January 1, 2004 balance reflects this reclassification.

(7)
Amount is primarily related to LendingTree net operating loss carry forward, which impacted goodwill.

(8)
Amount is primarily related to the net operating losses of HSN International that either expired or were utilized during the year.

(9)
Amount is primarily related to Ticketmaster net operating loss carry forward, which impacted the income tax provision.

(10)
Amount is primarily related to the acquisition of LendingTree partially offset by net operating losses carryforwards of Ticketmaster, both of which impacted goodwill.

QuickLinks

TABLE OF CONTENTS
PART I
OVERVIEW
EQUITY OWNERSHIP AND VOTING CONTROL
DESCRIPTION OF BUSINESS
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT OVERVIEW
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
IAC'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF NON-GAAP MEASURE
Report of Independent Registered Public Accounting Firm
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
IAC/INTERACTIVECORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  Item 9A. Controls and Procedures
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