Form 10-Q
period 2006-03-31
IAC/INTERACTIVECORP
filed 2006-05-10
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 10, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒    Accelerated filer ☐ Non-accelerated filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of April 28, 2006, the following shares of the Registrant's common stock were outstanding:

Common Stock, including 332,457 shares of restricted stock	290,483,377
Class B Common Stock	25,599,998

Total outstanding Common Stock	316,083,375

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 28, 2006 was $6,941,720,904. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
Product sales	$800,072	$626,702
Service revenue	750,506	509,443

Net revenue	1,550,578	1,136,145
Cost of sales—product sales	489,064	382,835
Cost of sales—service revenue	332,754	249,974

Gross profit	728,760	503,336
Selling and marketing expense	322,253	181,601
General and administrative expense	191,624	160,977
Other operating expense	36,816	26,078
Amortization of non-cash marketing expense	8,464	—
Amortization of intangibles	52,039	42,711
Depreciation expense	43,853	35,650

Operating income	73,711	56,319
Other income (expense):
Interest income	18,960	48,432
Interest expense	(15,156)	(18,217)
Equity in income (losses) of unconsolidated affiliates	9,169	(16,686)
Other income (expense)	(4,265)	(594)

Total other income, net	8,708	12,935

Earnings from continuing operations before income taxes and minority interest	82,419	69,254
Income tax provision	(34,376)	(41,332)
Minority interest in income of consolidated subsidiaries	(123)	(607)

Earnings from continuing operations	47,920	27,315
(Loss) income from discontinued operations, net of tax	(737)	44,897

Earnings before preferred dividends	47,183	72,212
Preferred dividends	—	(3,263)

Net earnings available to common shareholders	$47,183	$68,949

Earnings per share from continuing operations:
Basic earnings per share	$0.15	$0.07
Diluted earnings per share	$0.14	$0.07
Net earnings per share available to common shareholders:
Basic earnings per share	$0.15	$0.20
Diluted earnings per share	$0.14	$0.19

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,086,399	$987,080
Restricted cash and cash equivalents	49,913	93,561
Marketable securities	1,288,665	1,488,058
Accounts and notes receivable, net of allowance of $30,717 and $31,093, respectively	508,652	487,968
Loans held for sale, net	372,358	372,512
Inventories, net	343,014	337,186
Deferred income taxes	101,254	66,672
Other current assets	177,602	160,491

Total current assets	3,927,857	3,993,528
Property, plant and equipment, net	587,883	567,408
Goodwill	7,340,713	7,351,700
Intangible assets, net	1,532,961	1,558,188
Long-term investments	132,295	122,313
Other non-current assets	222,265	324,628

TOTAL ASSETS	$13,743,974	$13,917,765

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
	(In thousands, except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations and short-term borrowings	$378,286	$375,276
Accounts payable, trade	278,163	327,147
Accounts payable, client accounts	312,794	269,344
Deferred revenue	140,539	123,267
Income taxes payable	496,724	517,016
Other accrued liabilities	538,203	620,947

Total current liabilities	2,144,709	2,232,997
Long-term obligations, net of current maturities	881,978	959,410
Other long-term liabilities	157,753	223,486
Deferred income taxes	1,272,038	1,265,530
Minority interest	14,954	5,514
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 846 shares issued and outstanding	—	—
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 404,445,574 and 398,992,572 shares, respectively, and outstanding 293,441,144 and 292,221,855 shares, respectively, including 332,457 and 144,698 shares of restricted stock, respectively	404	399
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 32,314,998 shares and outstanding 25,599,998 shares	32	32
Additional paid-in capital	14,453,518	14,341,668
Retained earnings	175,259	128,076
Accumulated other comprehensive income	32,052	26,073
Treasury stock 111,004,430 and 106,770,717 shares, respectively	(5,383,725)	(5,260,422)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	9,272,542	9,230,828

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,743,974	$13,917,765

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

						Class B Convertible Common Stock $.001 Par Value						Note Receivable From Key Executive for Common Stock Issuance
		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value
										Accum Other Comp. Income
								Additional Paid in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2005	$9,230,828	$—	1	$399	398,993	$32	32,315	$14,341,668	$128,076	$26,073	$(5,260,422)	$(4,998)
Comprehensive income:
Net earnings for the three months ended March 31, 2006	47,183								47,183
Increase in unrealized losses on available for sale securities	(54)									(54)
Foreign currency translation	6,023									6,023
Net gain on derivative contracts	10									10

Comprehensive income	53,162

Non-cash compensation expense	23,289							23,289
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	20,359			3	2,897			20,356
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	667							667
Issuance of common stock upon conversion of convertible notes	67,540			2	2,556			67,538
Purchase of treasury stock	(123,303)										(123,303)

Balance as of March 31, 2006	$9,272,542	$—	1	$404	404,446	$32	32,315	$14,453,518	$175,259	$32,052	$(5,383,725)	$(4,998)

        Accumulated other comprehensive income, net of tax, is comprised of unrealized losses on available for sale securities of $(5,214) and $(5,160), at March 31, 2006 and December 31, 2005, respectively, foreign currency translation adjustments of $39,220 and $33,197 at March 31, 2006 and December 31, 2005, respectively, and net losses on derivative contracts of $(1,954) and $(1,964) at March 31, 2006 and December 31, 2005, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Earnings before preferred dividends	$47,183	$72,212
Less: loss (income) from discontinued operations, net of tax	737	(44,897)

Earnings from continuing operations	47,920	27,315
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation and amortization of intangibles	95,892	78,361
Non-cash compensation expense	23,966	12,229
Amortization of cable distribution fees	19,696	16,726
Amortization of non-cash marketing expense	8,464	—
Deferred income taxes	12,501	10,778
Excess tax benefits from stock-based awards	—	4,239
Gain on sales of loans held for sale	(61,536)	(32,392)
Equity in (income) losses of unconsolidated affiliates, net of dividends	(9,169)	16,686
Non-cash interest income	—	(10,870)
Minority interest in income of consolidated subsidiaries	123	607
Increase in cable distribution fees	(5,434)	(13,150)
Changes in current assets and liabilities:
Accounts and notes receivable	2,443	10,211
Origination of loans held for sale	(2,300,927)	(1,395,668)
Proceeds from sales of loans held for sale	2,362,617	1,266,256
Inventories	(5,349)	(5,487)
Prepaids and other assets	(10,798)	(2,733)
Accounts payable and accrued liabilities	(124,419)	5,778
Deferred revenue	19,742	20,126
Funds collected by Ticketmaster on behalf of clients, net	16,656	31,895
Other, net	17,925	(4,858)

Net cash provided by operating activities attributable to continuing operations	110,313	36,049

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(56,909)	(11,287)
Capital expenditures	(61,297)	(37,423)
Purchases of marketable securities	(251,569)	(475,783)
Proceeds from sales and maturities of marketable securities	448,120	704,638
Decrease (increase) in long-term investments	1,475	(28,901)
Other, net	(5,228)	16,198

Net cash provided by investing activities attributable to continuing operations	74,592	167,442

Cash flows from financing activities attributable to continuing operations:
Borrowings under warehouse lines of credit	2,262,952	1,374,408
Repayments of warehouse lines of credit	(2,260,372)	(1,213,651)
Principal payments on long-term obligations	(10,612)	(304)
Purchase of treasury stock	(115,745)	(2,213)
Issuance of common stock, net of withholding taxes	20,352	14,490
Preferred dividends	—	(3,263)
Excess tax benefits from stock-based awards	7,011	—
Other, net	7,637	(2,010)

Net cash (used in) provided by financing activities attributable to continuing operations	(88,777)	167,457

Total cash provided by continuing operations	96,128	370,948

Net cash (used in) provided by operating activities attributable to discontinued operations	(981)	495,822
Net cash provided by investing activities attributable to discontinued operations	—	1,833
Net cash used in financing activities attributable to discontinued operations	—	(123,571)

Total cash (used in) provided by discontinued operations (Revised-See Note 2)	(981)	374,084
Effect of exchange rate changes on cash and cash equivalents	4,172	(11,176)

Net increase in cash and cash equivalents	99,319	733,856
Cash and cash equivalents at beginning of period	987,080	999,698

Cash and cash equivalents at end of period	$1,086,399	$1,733,554

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

  •
  Retailing, which includes the U.S and International reporting segments;

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

        Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include Expedia and EUVÍA through March 31, 2005. TV Travel Shop is presented as a discontinued operation in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented. Further, all IAC common stock share information and related per share prices have been adjusted to reflect IAC's one-for-two reverse stock split.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

Accounting Estimates

        Management of the Company is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from these estimates.

        Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying value adjustment, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of long-lived assets and intangibles, including goodwill, deferred income taxes, including related valuation allowances, various other allowances, reserves and accruals, and assumptions related to the determination of stock-based compensation.

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore has not restated results for prior periods. See Note 3 for a further description of the impact of the adoption of SFAS 123R, Staff Accounting Bulletin No. 107 ("SAB 107"), and the Company's stock compensation plans.

Reclassifications

        The accompanying consolidated statements of operations and cash flows for the three months ended March 31, 2005 have been reclassified to present Expedia and TV Travel Shop as discontinued operations. See Note 8 for a further description of discontinued operations. Amortization of cable distribution fees, which was reported separately in the accompanying consolidated statement of operations for the three months ended March 31, 2005, has been included in selling and marketing expense to conform with current period presentation. Non-cash compensation expense, which was reported separately in the accompanying consolidated statement of operations for the three months ended March 31, 2005, has been reclassified to conform with current period presentation. See Note 3 for a further description of this reclassification. The accompanying consolidated statement of cash flows for the three months ended March 31, 2005 has also been revised to separately disclose the operating, investing and financing portions of cash flows attributable to the Company's discontinued operations. These amounts had previously been reported on a combined basis as a single amount. In addition, certain other prior period amounts have been reclassified to conform with current period presentation.

NOTE 3—ADOPTION OF SFAS 123R AND STOCK-BASED COMPENSATION

        Effective January 1, 2006, the Company adopted the provisions of SFAS 123R and has applied the provisions of SAB 107, regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies, in its adoption of SFAS 123R.

        The adoption of SFAS 123R did not impact the amount of non-cash stock-based compensation expense recorded in the accompanying consolidated statement of operations for the three months ended March 31, 2006, since the Company had previously adopted the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the provisions of SFAS No. 123, the Company recognized expense for all stock-based compensation instruments granted or modified on or after January 1, 2003 and provided pro forma information in the notes to its consolidated financial statements to illustrate the effect on net earnings as if all stock-based compensation instruments granted prior to January 1, 2003 were being expensed. On August 9, 2005 the Company began recognizing expense for all stock-based compensation instruments granted prior to January 1, 2003 due to the modification of all such instruments in connection with the Spin-Off. Prior to the adoption of SFAS 123R, the entire tax benefit from stock-based compensation was reported as a component of operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the stock-based compensation cost recognized in the consolidated statement of operations are reported as a component of financing cash flows. This amount totaled $7.0 million in the three months ended March 31, 2006.

        The following table illustrates the effect on net earnings available to common shareholders and net earnings per share as if the fair value-based method had been applied to all outstanding and unvested awards for the three months ended March 31, 2005:

Three months ended March 31, 2005
(In thousands, except per share data)
Net earnings available to common shareholders, as reported	$68,949
Add: Non-cash stock-based employee compensation expense included in reported net earnings, net of related tax effects	30,890
Deduct: Total non-cash stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(32,371)

Pro forma net earnings available to common shareholders	$67,468

Net earnings per share available to common shareholders:
Basic as reported	$0.20
Basic pro forma	$0.19
Diluted as reported	$0.19
Diluted pro forma	$0.18

        Pro forma information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model. During the three months ended March 31, 2005, there were no stock options granted by the Company. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis.

        IAC currently has a total of sixteen equity based compensation plans under which stock options and other equity awards are outstanding, including plans assumed in acquisitions. During 2005, IAC assumed certain plans in connection with the IAC Search & Media, Inc. (formerly Ask Jeeves, Inc.) and Cornerstone Brands, Inc. acquisitions and terminated certain plans pursuant to which it did not intend to grant further equity awards.

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

        The three active plans under which future awards may be granted are: the IAC 2005 Stock and Annual Incentive Plan, the Amended and Restated IAC 2000 Stock and Annual Incentive Plan and the IAC 1997 Stock and Annual Incentive Plan. Under the IAC 2005 Stock and Annual Incentive Plan, the Company was initially authorized to grant stock options, restricted stock and other equity based awards for up to 25,000,000 shares of IAC common stock. IAC's Board of Directors approved and adopted the IAC 2005 Stock and Annual Incentive Plan, effective as of June 7, 2005, subject to approval by IAC's stockholders, which approval was obtained on July 19, 2005. Under IAC's 2000 Stock and Annual Incentive Plan and 1997 Stock and Annual Incentive Plan, the Company is authorized to grant stock options, restricted stock and other equity based awards and the number of shares that remained available for future awards pursuant to the authorizations under each of these plans immediately prior to the reverse stock split and Spin-Off was adjusted to give effect to these transactions, which adjustments are reflected in the information set forth below. All three of the active plans described above authorize the Company to grant awards to its employees, officers, directors and consultants.

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

        The following table summarizes non-cash stock-based compensation expense related to stock options, restricted stock and RSUs for the three months ended March 31, 2006 and 2005 which was classified as follows (in thousands):

	Three months ended March 31,
	2006	2005
Cost of sales—product sales	$34	$7
Cost of sales—service revenue	1,920	1,161
Selling and marketing expense	2,138	716
General and administrative expense	19,836	10,315
Other operating expense	38	30

Non-cash stock-based compensation expense before income taxes	23,966	12,229
Income tax benefit	(8,229)	(4,194)

Non-cash stock-based compensation expense after income taxes	$15,737	$8,035

        The amount of stock-based compensation expense recognized in the consolidated statement of operations is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate, which is based on historical experience.

        As of March 31, 2006, there was approximately $301.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards. This cost is expected to be recognized over a weighted-average period of approximately 3.7 years.

Stock Options

        A summary of changes in outstanding stock options under the plans under which stock options are outstanding is as follows:

	March 31, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at beginning of period	31,815	$19.73
Granted or issued, principally, in connection with acquisitions	—	—
Exercised	(2,056)	13.47
Forfeited or expired	(101)	19.69

Outstanding at end of period	29,658	$20.16	4.7	$338,252

Options exercisable	21,494	$16.76	3.3	$292,761

Available for grant	15,915

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. During the three months ended March 31, 2006 and 2005, there were no stock options granted by the Company.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between IAC's closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of IAC's stock. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $32.9 million and $4.8 million, respectively.

        Cash received from stock option exercises and the related actual tax benefit realized for the three months ended March 31, 2006 were $27.7 million and $7.9 million, respectively.

        The following table summarizes the information about stock options outstanding and exercisable as of March 31, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at March 31, 2006	Weighted Average Exercise Price
	(Shares in thousands)
$0.00 to $10.00	3,401	4.8	$5.31	2,139	$4.29
$10.01 to $20.00	12,832	2.5	11.83	12,261	11.64
$20.01 to $30.00	6,614	6.1	24.99	4,686	25.17
$30.01 to $40.00	4,738	7.6	34.06	1,735	32.35
$40.01 to $50.00	1,934	7.7	47.36	534	45.95
$50.01 to $60.00	76	3.7	51.80	76	51.80
$60.01 to $70.00	10	3.9	68.17	10	68.17
$70.01 to $80.00	5	3.8	72.81	5	72.81
$80.01 to $90.00	8	3.8	84.18	8	84.18
$90.01 to $105.00	40	3.6	102.09	40	102.09

	29,658	4.7	$20.16	21,494	$16.76

Restricted Stock and Restricted Stock Units

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU equal to the fair value of IAC common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Committee at the time of grant. However, under the terms of outstanding IAC RSU awards, at time of vest, all awards to non-U.S. employees are to be settled in cash. The Company follows the guidance of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", and accounts for these awards to non-U.S. employees as liabilities which are marked to market each reporting period through earnings. At March 31, 2006 and December 31, 2005, approximately 0.4 million and 0.3 million international awards were outstanding, respectively. Cash payments related to international awards totaled $1.8 million and $2.5 million for the three months ended March 31, 2006 and 2005, respectively. Each RSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests, and certain grants also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. The Company recognizes expense for all RSUs granted or modified after January 1, 2003. For RSU grants to U.S. employees, the accounting charge is measured at the grant date as the fair value of IAC common stock and expensed ratably as non-cash compensation over the vesting term. The expense associated with RSU awards to non-U.S. employees is initially measured at fair value at the grant date and expensed ratably, subject to mark-to-market adjustments for changes in the price of IAC common stock, as compensation expense within general and administrative expenses over a period of five years.

        Nonvested restricted stock and RSUs as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Restricted Stock		RSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at beginning of period	142	$10.76	6,048	$28.94
Granted	200	28.31	3,049	27.83
Vested	(11)	28.30	(967)	28.28
Forfeited	(1)	23.64	(82)	28.90

Outstanding at end of period	330	$20.78	8,048	$28.61

        The weighted average fair value of restricted stock and RSUs granted during the three months ended March 31, 2006 and 2005 based on market prices of IAC's common stock on the grant date was $27.85 and $26.53, respectively. The total intrinsic value of restricted stock and RSUs that vested during the three months ended March 31, 2006 and 2005 was $29.1 million and $31.8 million, respectively. The total fair value of restricted stock and RSUs that vested during the three months ended March 31, 2006 and 2005 was $28.0 million and $37.5 million, respectively.

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

        Effective January 1, 2006, the founder and Chief Executive Officer of LendingTree was promoted to President and Chief Operating Officer of IAC ("COO"). In connection with his promotion, a portion of the COO's existing equity awards were exchanged for IAC restricted shares. The IAC shares will vest if certain service and performance conditions as set by the Committee are met. The total incremental compensation cost resulting from this modification was $8.7 million which will be recognized over the vesting period. For the three months ended March 31, 2006, $1.0 million of the incremental compensation cost associated with the modification was recognized in the consolidated statement of operations.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	March 31, 2006	December 31, 2005
Goodwill	$7,340,713	$7,351,700
Intangible assets with indefinite lives	1,058,299	1,042,558
Intangible assets with definite lives	474,662	515,630

Total goodwill and intangible assets, net	$8,873,674	$8,909,888

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At March 31, 2006, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Distribution agreements	$245,071	$(190,106)	$54,965	4.9
Purchase agreements	305,295	(172,380)	132,915	6.8
Customer lists	197,484	(81,093)	116,391	7.8
Technology	212,282	(96,347)	115,935	4.3
Merchandise agreements	44,957	(29,612)	15,345	5.6
Other	87,477	(48,366)	39,111	3.9

Total	$1,092,566	$(617,904)	$474,662

        At December 31, 2005, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Distribution agreements	$244,798	$(177,146)	$67,652	5.0
Purchase agreements	304,911	(161,988)	142,923	6.8
Customer lists	197,084	(70,951)	126,133	7.6
Technology	212,282	(84,297)	127,985	4.3
Merchandise agreements	44,957	(27,359)	17,598	5.7
Other	76,911	(43,572)	33,339	3.1

Total	$1,080,943	$(565,313)	$515,630

        Amortization of intangible assets with definite lives is computed on a straight-line basis and based on December 31, 2005 balances for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2006	$161,205
2007	111,528
2008	86,647
2009	66,386
2010	43,730
2011 and thereafter	46,134

$515,630

        The following table presents the balance of goodwill by segment including changes in the carrying amount of goodwill for the three months ended March 31, 2006 (in thousands):

	Balance as of January 1, 2006	Additions	(Deductions)	Foreign Exchange Translation	Balance as of March 31, 2006
Retailing:
U.S.	$2,889,010	$54,241	$(8,330)	$—	$2,934,921
International	110,090	—	—	2,156	112,246

Total Retailing	2,999,100	54,241	(8,330)	2,156	3,047,167
Services:
Ticketing	1,055,346	270	(1,563)	1,648	1,055,701
Lending	516,430	1,338	(1,686)	—	516,082
Real Estate	66,009	388	(189)	—	66,208
Teleservices	129,346	—	—	—	129,346
Home Services	101,330	93	(142)	—	101,281

Total Services	1,868,461	2,089	(3,580)	1,648	1,868,618
Media & Advertising	1,538,998	7,981	(61,351)	—	1,485,628
Membership & Subscriptions:
Vacations	467,504	—	—	—	467,504
Personals	220,895	—	(5,365)	(470)	215,060
Discounts	256,742	8	(14)	—	256,736

Total Membership & Subscriptions	945,141	8	(5,379)	(470)	939,300

Total	$7,351,700	$64,319	$(78,640)	$3,334	$7,340,713

        Additions principally relate to acquisitions. Deductions principally relate to the establishment of a deferred tax asset related to purchased net operating losses, adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts and the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

        The balance of property, plant and equipment, net is as follows (in thousands):

	March 31, 2006	December 31, 2005
Computer and broadcast equipment	$814,791	$786,979
Buildings and leasehold improvements	192,537	187,439
Furniture and other equipment	160,006	152,765
Projects in progress	124,944	104,096
Land	20,625	20,620

	1,312,903	1,251,899
Less: accumulated depreciation and amortization	(725,020)	(684,491)

Total property, plant and equipment, net	$587,883	$567,408

NOTE 6—OPERATING SEGMENTS

        The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. As described in Note 1 and further in Note 8, Expedia, EUVÍA, TV Travel Shop, Styleclick, ECS and Avaltus are presented as discontinued operations and, accordingly, are excluded from the tables below.

        During the second quarter of 2005, and in contemplation of the Spin-Off, the chief operating decision maker and executive management realigned how they view the businesses and how the businesses are organized. Accordingly, beginning in the second quarter of 2005, IAC introduced sector reporting that corresponds to the areas of interactivity in which the Company operates and redefined its operating segments to present the results consistent with how the chief operating decision maker and executive management currently view the businesses. Further, during the third quarter of 2005, the chief operating decision maker and executive management realigned how they viewed the Financial Services and Real Estate operating segment, which is included in IAC's Services sector. Accordingly, beginning in the third quarter of 2005, IAC redefined its Financial Services and Real Estate operating segment to present the results of Lending and Real Estate each as a separate operating segment in its Services sector. The segment presentation is as follows: the Retailing sector includes the U.S. and International Retailing operating segments; the Services sector includes the Ticketing, Lending, Real Estate, Teleservices and Home Services operating segments; Media & Advertising is its own sector and operating segment; and the Membership & Subscriptions sector includes the Vacations, Personals and Discounts operating segments. In addition, IAC reports the performance of its Emerging Businesses and corporate expenses. Media & Advertising includes two operating segments, IAC Search & Media and Citysearch, which have been aggregated as one reportable segment in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

        As a result of the changes described above, the tables for the three months ended March 31, 2005 have been reclassified to reflect IAC's current sector and segment presentation.

	Three months ended March 31,
	2006	2005
	(In thousands)
Revenue:
Retailing:
U.S.	$673,257	$497,956
International	95,796	100,921

Total Retailing	769,053	598,877
Services:
Ticketing	245,717	211,295
Lending	113,933	71,948
Real Estate	11,429	11,853
Teleservices	97,431	77,138
Home Services	13,972	7,663

Total Services	482,482	379,897
Media & Advertising	117,626	8,992
Membership & Subscriptions:
Vacations	81,362	75,020
Personals	73,270	54,194
Discounts	23,893	24,587
Intra-sector elimination	(94)	(27)

Total Membership & Subscriptions	178,431	153,774
Emerging Businesses	7,933	3,768
Intersegment eliminations(a)	(4,947)	(9,163)

Total	$1,550,578	$1,136,145

	Three months ended March 31,
	2006	2005
	(In thousands)
Operating Income (Loss):
Retailing:
U.S.	$42,622	$43,259
International	2,274	2,473

Total Retailing	44,896	45,732
Services:
Ticketing	58,937	40,031
Lending	9,050	5,776
Real Estate	(6,727)	(9,065)
Teleservices	4,958	4,221
Home Services	2,248	2,432

Total Services	68,466	43,395
Media & Advertising	(6,415)	(978)
Membership & Subscriptions:
Vacations	30,133	26,807
Personals	2,017	4,386
Discounts	(15,018)	(13,627)

Total Membership & Subscriptions	17,132	17,566
Emerging Businesses	(5,927)	(2,738)
Corporate and other	(44,441)	(46,658)

Total	$73,711	$56,319

	Three months ended March 31,
	2006	2005
	(In thousands)
Operating Income Before Amortization(b):
Retailing:
U.S.	$58,967	$56,491
International	2,606	2,800

Total Retailing	61,573	59,291
Services:
Ticketing	65,834	46,990
Lending	12,888	15,287
Real Estate	(5,075)	(5,551)
Teleservices	4,958	4,221
Home Services	3,192	2,004

Total Services	81,797	62,951
Media & Advertising	11,597	(926)
Membership & Subscriptions:
Vacations	36,438	33,112
Personals	5,986	5,440
Discounts	(13,730)	(11,992)

Total Membership & Subscriptions	28,694	26,560
Emerging Businesses	(5,751)	(2,629)
Corporate and other	(19,730)	(33,988)

Total	$158,180	$111,259

(a)
Intersegment eliminations relate to services provided between IAC segments and primarily include call center services provided by the Teleservices segment to other IAC segments, including certain of those businesses currently presented in discontinued operations. Revenues generated between IAC continuing operating segments were $4.9 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively. Revenues generated by IAC continuing operating segments from discontinued operating segments were $0.0 million and $6.9 million for the three months ended March 31, 2006 and 2005, respectively. These amounts are eliminated in consolidation.

(b)
Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing expense, (2) amortization of intangibles and goodwill impairment, (3) pro forma adjustments for significant acquisitions, and (4) one-time items. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash marketing expense, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

        The following table reconciles Operating Income Before Amortization to operating income and net earnings available to common shareholders.

	Three months ended March 31,
	2006	2005
	(In thousands)
Operating Income Before Amortization	$158,180	$111,259
Non-cash compensation expense	(23,966)	(12,229)
Amortization of non-cash marketing expense	(8,464)	—
Amortization of intangibles	(52,039)	(42,711)

Operating income	73,711	56,319
Interest income	18,960	48,432
Interest expense	(15,156)	(18,217)
Equity in income (losses) of unconsolidated affiliates	9,169	(16,686)
Other income (expense)(a)	(4,265)	(594)
Income tax provision	(34,376)	(41,332)
Minority interest in income of consolidated subsidiaries	(123)	(607)
(Loss) income from discontinued operations, net of tax	(737)	44,897
Preferred dividends	—	(3,263)

Net earnings available to common shareholders	$47,183	$68,949

(a)
Other income (expense) for the three months ended March 31, 2006 includes a $5.3 million loss reflecting changes to the fair value of the derivatives that were created in the Spin-Off. In addition, other income (expense) for the three months ended March 31, 2005 includes a $16.7 million gain on the sale of the Company's minority interest share in the Italian home shopping operations, partially offset by $15.0 million of realized losses on marketable securities.

        The Company maintains operations in the United States, Germany, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories is presented below.

	Three months ended March 31,
	2006	2005
	(In thousands)
Revenue
United States	$1,332,896	$950,844
All other countries	217,682	185,301

	$1,550,578	$1,136,145

	March 31, 2006	December 31, 2005
	(In thousands)
Long-lived assets
United States	$571,651	$560,201
All other countries	37,063	36,475

	$608,714	$596,676

NOTE 7—RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles Operating Income Before Amortization to operating income (loss) for the Company's operating segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the three months ended March 31, 2006:
	Operating Income Before Amortization	Non-cash compensation expense(A)	Amortization of non-cash marketing expense	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$59.0	$(0.8)	$—	$(15.5)	$42.6
International	2.6	—	—	(0.3)	2.3

Total Retailing	61.6	(0.8)	—	(15.8)	44.9
Services:
Ticketing	65.8	—	—	(6.9)	58.9
Lending	12.9	1.2	—	(5.0)	9.1
Real Estate	(5.1)	0.6	—	(2.3)	(6.7)
Teleservices	5.0	—	—	—	5.0
Home Services	3.2	(0.2)	—	(0.8)	2.2

Total Services	81.8	1.6	—	(15.0)	68.5
Media & Advertising	11.6	—	(5.5)	(12.5)	(6.4)
Membership & Subscriptions:
Vacations	36.4	—	—	(6.3)	30.1
Personals	6.0	—	(3.0)	(1.0)	2.0
Discounts	(13.7)	—	—	(1.3)	(15.0)

Total Membership & Subscriptions	28.7	—	(3.0)	(8.6)	17.1
Emerging Businesses	(5.8)	—	—	(0.1)	(5.9)
Corporate and other	(19.7)	(24.7)	—	—	(44.4)

Total	$158.2	$(24.0)	$(8.5)	$(52.0)	73.7

Other income, net					8.7

Earnings from continuing operations before income taxes and minority interest					82.4
Income tax provision					(34.4)
Minority interest in income of consolidated subsidiaries					(0.1)

Earnings from continuing operations					47.9
Loss from discontinued operations, net of tax					(0.7)

Earnings before preferred dividends					47.2
Preferred dividends					—

Net earnings available to common shareholders					$47.2

(A)
Non-cash compensation expense includes $2.0 million, $2.2 million and $19.8 million which is included in cost of sales, selling and marketing expense and general and administrative expenses, respectively, in the accompanying consolidated statement of operations.

	For the three months ended March 31, 2005:
	Operating Income Before Amortization	Non-cash compensation expense(B)	Amortization of non-cash marketing expense	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$56.5	$—	$—	$(13.2)	$43.3
International	2.8	—	—	(0.3)	2.5

Total Retailing	59.3	—	—	(13.6)	45.7
Services:
Ticketing	47.0	—	—	(7.0)	40.0
Lending	15.3	(0.5)	—	(9.0)	5.8
Real Estate	(5.6)	(0.2)	—	(3.3)	(9.1)
Teleservices	4.2	—	—	—	4.2
Home Services	2.0	1.2	—	(0.7)	2.4

Total Services	63.0	0.4	—	(20.0)	43.4
Media & Advertising	(0.9)	—	—	(0.1)	(1.0)
Membership & Subscriptions:
Vacations	33.1	—	—	(6.3)	26.8
Personals	5.4	—	—	(1.1)	4.4
Discounts	(12.0)	—	—	(1.6)	(13.6)

Total Membership & Subscriptions	26.6	—	—	(9.0)	17.6
Emerging Businesses	(2.6)	—	—	(0.1)	(2.7)
Corporate and other	(34.0)	(12.7)	—	—	(46.7)

Total	$111.3	$(12.2)	$—	$(42.7)	56.3

Other income, net					12.9

Earnings from continuing operations before income taxes and minority interest					69.3
Income tax provision					(41.3)
Minority interest in income of consolidated subsidiaries					(0.6)

Earnings from continuing operations					27.3
Income from discontinued operations, net of tax					44.9

Earnings before preferred dividends					72.2
Preferred dividends					(3.3)

Net earnings available to common shareholders					$68.9

(B)
Non-cash compensation expense includes $1.2 million, $0.7 million and $10.3 million which is included in cost of sales, selling and marketing expense and general and administrative expenses, respectively, in the accompanying consolidated statement of operations.

NOTE 8—DISCONTINUED OPERATIONS

        In June 2005, IAC sold its 48.6% ownership in EUVÍA (which was previously reported in the International segment of IAC's Retailing sector) for approximately $204.0 million, which resulted in a pre-tax gain of $127.1 million and an after-tax gain of $70.2 million. During the second quarter of 2005, TV Travel Shop ceased the sale of third-party travel products through its broadcast programming. On August 9, 2005, IAC completed the Spin-Off of its travel businesses, including Expedia.com, Hotels.com, Hotwire and TripAdvisor, into an independent public company, Expedia, Inc. Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include Expedia and EUVÍA through March 31, 2005. TV Travel Shop, Styleclick, ECS and Avaltus are presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented.

        The net revenue and net earnings, net of the effect of any minority interest for the aforementioned discontinued operations, were as follows (in thousands):

	Three months ended March 31,
	2006	2005
Net revenue	$3	$523,880

(Loss) earnings before income taxes and minority interest	$(737)	$82,688
Income tax provision	—	(34,821)
Minority interest in income of consolidated subsidiaries	—	(2,970)

Net (loss) earnings	$(737)	$44,897

NOTE 9—EARNINGS PER SHARE

        The following table sets forth the computation of Basic and Diluted GAAP earnings per share. All share information has been adjusted to reflect IAC's one-for-two reverse stock split in August 2005.

	Three months ended March 31,
	2006	2005
	(In thousands, except per share data)
Earnings from continuing operations:
Numerator:
Earnings from continuing operations	$47,920	$27,315
Preferred stock dividends	—	(3,263)

Net earnings from continuing operations available to common shareholders	$47,920	$24,052

Denominator:
Basic shares outstanding	319,432	349,251
Dilutive securities including stock options, warrants and restricted stock and share units	17,883	18,423

Denominator for diluted earnings per share—weighted average shares(a)	337,315	367,674

Net earnings available to common shareholders:
Numerator:
Earnings before preferred dividends	$47,183	$72,212
Preferred stock dividends	—	(3,263)

Net earnings available to common shareholders	$47,183	$68,949

Denominator:
Basic shares outstanding	319,432	349,251
Dilutive securities including stock options, warrants and restricted stock and share units	17,883	18,423

Denominator for diluted earnings per share—weighted average shares(a)	337,315	367,674

Earnings per share:
Basic earnings per share from continuing operations	$0.15	$0.07
Discontinued operations, net of tax	—	0.13

Basic earnings per share from net earnings	$0.15	$0.20

Diluted earnings per share from continuing operations	$0.14	$0.07
Discontinued operations, net of tax	—	0.12

Diluted earnings per share from net earnings	$0.14	$0.19

(a)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, the vesting of restricted stock units and the conversion of the Company's preferred stock and Convertible Notes. For the three months ended March 31, 2006 and 2005, approximately 2.0 million and 9.7 million shares, respectively, that could potentially dilute basic earnings per share in the future, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 10—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At March 31, 2006 and December 31, 2005, the Company's equity investments in unconsolidated affiliates totaled $62.5 million and $52.3 million, respectively, and is included in "Long-term investments" in the accompanying consolidated balance sheet.

        Through June 7, 2005, IAC beneficially owned 5.44% of the partnership common equity of Vivendi Universal Entertainment LLLP ("VUE"), plus certain preferred interests of VUE. This common interest was accounted for using the equity method. On June 7, 2005, the Company sold its common and preferred interests in VUE to NBC Universal for approximately $3.4 billion in aggregate consideration. Prior to the sale, the statement of operations data related to VUE was historically recorded on a one-quarter lag due to the timing of receiving information from the partnership. During the fourth quarter of 2004, VUE recorded a charge related to asset impairments. Due to the one-quarter lag noted above, IAC recorded its share of the charge in the first quarter of 2005. Equity in losses of VUE recognized in the three months ended March 31, 2005 represents IAC's share in VUE's 2004 fourth quarter results and totaled $21.2 million.

        Summarized financial information for the Company's equity investment in VUE was as follows (in thousands):

Three months ended December 31, 2004
Net sales	$2,466,904
Gross profit	426,178
Net loss	(356,154)

        Summarized aggregated financial information for the Company's remaining equity investments, including Jupiter Shop Channel (Japan), TVSN (China), TM Mexico, and BET is as follows (in thousands):

	Three months ended March 31,
	2006	2005
Net sales	$211,356	$162,065
Gross profit	91,832	63,205
Net income	23,930	12,943

NOTE 11—DERIVATIVE INSTRUMENTS

Derivatives Related to Long-term Debt

        IAC's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. IAC's risk management policy enables IAC to manage its exposure to the impact of interest rate changes. As such, from time to time, IAC may enter into interest rate swap transactions designated as fair value hedges with financial institutions to modify the interest characteristics on a portion of its long-term debt. In 2004 and 2003, the Company entered into various interest rate swap agreements related to a portion of its 7.00% Senior Notes due January 15, 2013 (the "2002 Senior Notes"). The interest rate swaps allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on LIBOR, which effectively changes the Company's interest rate exposure on a portion of the debt from fixed to floating. As of March 31, 2006, of the $750 million total principal amount of the 2002 Senior Notes, the interest rate is fixed on $400 million and the balance of $350 million has been swapped to floating based on the spread over 6-month LIBOR. To further manage risk, the Company unwound swap agreements for nominal gains during 2005 and 2004, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at March 31, 2006 and 2005 resulted in losses of $17.1 million and $10.7 million, respectively. The fair value of the contracts has been recorded in the accompanying consolidated balance sheet in "Other non-current assets" with a corresponding offset to the carrying value of the related debt. The derivative gain or loss in the period of change and the offsetting hedged item loss or gain attributable to the hedged risk are recognized in the consolidated statement of operations.

Derivatives Created in the Spin-Off

        As a result of the IAC Search & Media, Inc. (formerly Ask Jeeves, Inc.) acquisition, upon conversion of the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes"), holders would receive shares of IAC common stock or the cash equivalent of such shares, at the Company's option. Following the Spin-Off, IAC became obligated to deliver shares of both IAC and Expedia common stock to the holders upon conversion of the Convertible Notes. IAC and Expedia may elect to deliver the cash equivalent in lieu of such shares upon conversion of the Convertible Notes. This obligation represents a derivative liability in IAC's accompanying consolidated balance sheet because it is not denominated solely in shares of IAC common stock. This derivative liability was valued at $40.8 million at March 31, 2006. Under the separation agreement related to the Spin-Off, Expedia contractually assumed the obligation to deliver shares of Expedia common stock or the cash equivalent of such shares to IAC upon conversion by the holders of the Convertible Notes. This represents a derivative asset in IAC's accompanying consolidated balance sheet valued at $36.2 million at March 31, 2006. Both of these derivatives are maintained at fair value each reporting period with any changes in fair value reflected in the consolidated statement of operations. The net change in the fair value of these derivatives for the three months ended March 31, 2006 resulted in a net loss of $5.2 million, which has been recognized in other income (expense) in the accompanying consolidated statement of operations. The derivative asset related to the Convertible Notes is recorded in "Other non-current assets" and the derivative liability related to the Convertible Notes is recorded in "Other long-term liabilities" in the accompanying consolidated balance sheet. At March 31, 2006, the principal amount of the Convertible Notes outstanding was $45.8 million.

        In connection with the acquisitions of Ticketmaster, Hotels.com, and Hotwire.com, IAC assumed a number of warrants that were adjusted to become exercisable for shares of IAC common stock. Following the Spin-Off, IAC remained the contractually obligated party with respect to these warrants and each warrant represents the right to receive upon exercise by the holders thereof that number of shares of IAC common stock and Expedia common stock that the warrant holder would have received had the holder exercised the warrant immediately prior to the Spin-Off. Under the separation agreement related to the Spin-Off, Expedia contractually assumed the obligation to deliver shares of Expedia common stock to IAC upon exercise of these warrants. The last of these warrants expires on May 19, 2010. This obligation of IAC to deliver shares of both IAC and Expedia common stock upon exercise of these warrants created a derivative liability in IAC's accompanying consolidated balance sheet. The contractual obligation of Expedia to deliver shares of Expedia common stock to IAC upon exercise by the warrant holders created a derivative asset in IAC's accompanying consolidated balance sheet. Both of these derivatives are maintained at fair value each reporting period with any changes in fair value reflected in the consolidated statement of operations. The net change in the fair value of these derivatives for the three months ended March 31, 2006 resulted in a net loss of $0.1 million, which has been recognized in other income (expense) in the accompanying consolidated statement of operations. The derivative asset related to the warrants is recorded in "Other non-current assets" and the derivative liability related to the warrants is recorded in "Other long-term liabilities" in the accompanying consolidated balance sheet. At March 31, 2006, approximately 0.1 million of these warrants were outstanding with a net fair value of approximately $0.7 million.

Derivatives Related to Loans Held for Sale

        The Company is exposed to additional risks in connection with the LendingTree Loans mortgage banking operations. LendingTree Loans is exposed to interest rate risk for loans it originates until those loans are sold in the secondary market ("loans held for sale"). The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are designated as fair value hedges. The fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. For loans held for sale that are hedged with forward delivery contracts, the carrying value of the loans held for sale and the derivative instruments are adjusted for the change in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative gain or loss as well as the offsetting hedged item loss or gain attributable to the hedged risk are recognized in the statement of operations as a component of revenue. The net of these adjustments represents the ineffective portion of highly effective hedges which is also recorded as a component of revenue. If it is determined that the hedging relationship is not highly effective, hedge accounting is discontinued. When hedge accounting is discontinued, the affected loans held for sale are no longer adjusted for changes in fair value. However, the changes in fair value of the derivative instruments are recognized in current earnings as a component of revenue. The fair value of the derivative instruments is recorded in "Other current assets" and/or "Other accrued liabilities" in the accompanying consolidated balance sheet. For the three months ended March 31, 2006, the Company recognized a less than $0.1 million loss related to hedge ineffectiveness and a $0.5 million gain related to changes in the fair value of derivative instruments when hedge accounting is discontinued. For the three months ended March 31, 2005, the Company recognized a $0.2 million loss related to hedge ineffectiveness and a $0.9 million loss related to changes in the fair value of derivative instruments when hedge accounting is discontinued.

        LendingTree Loans enters into commitments with consumers to originate loans at a locked in interest rate (interest rate lock commitments—"IRLCs"). IAC reports IRLCs as derivative instruments in accordance with SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. Similar to loans held for sale, the fair value of IRLCs is subject to change primarily due to changes in interest rates and fallout factors. Under LendingTree Loans' risk management policy, LendingTree Loans hedges the changes in fair value of IRLCs primarily by entering into forward delivery contracts which can reduce the volatility of earnings. Both the IRLCs and the related hedging instrument do not qualify for hedge accounting and are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue in the accompanying consolidated statement of operations. The change in the fair value of these derivative instruments resulted in a gain of $1.6 million and a loss of $0.1 million for the three months ended March 31, 2006 and 2005, respectively, which have been reflected in the accompanying consolidated statement of operations. The IRLCs are recorded as a component of "Other current assets" and/or "Other accrued liabilities" in the accompanying consolidated balance sheet. At March 31, 2006, there was $687.8 million of IRLC's notional value outstanding.

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

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. This derivative contract has been designated as a cash flow hedge for accounting purposes and foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in the statement of operations and are offsetting. In addition, the remaining effective portion of the derivative gain or loss is recorded in other comprehensive income until the liability is extinguished. The change in fair value of this foreign exchange forward contract at March 31, 2006 and 2005 resulted in unrealized losses of $5.9 million and $9.5 million, respectively. There was no ineffectiveness recognized in any period related to this derivative contract as the critical terms of the derivative and hedged liability are identical.

NOTE 12—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        On July 19, 2005, IAC completed the acquisition of IAC Search & Media, Inc. (formerly Ask Jeeves, Inc.). As part of the transaction, IAC irrevocably and unconditionally guaranteed the Convertible Notes. IAC Search & Media, Inc. is wholly owned by IAC.

        The following tables present condensed consolidating financial information as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 for: the guarantor, IAC, on a stand-alone basis; IAC Search & Media, Inc. (since its acquisition on July 19, 2005), on a stand-alone basis; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

        As of and for the three months ended March 31, 2006:

	IAC	IAC Search & Media, Inc.	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance Sheet as of March 31, 2006:
Current assets	$1,116,390	$141,196	$2,670,271	$—	$3,927,857
Property, plant and equipment, net	—	47,125	540,758	—	587,883
Goodwill and intangible assets, net	—	1,862,948	7,010,726	—	8,873,674
Investment in subsidiaries	12,252,517	1,204,757	9,785,980	(23,243,254)	—
Other non-current assets	194,375	30,749	129,436	—	354,560

Total assets	$13,563,282	$3,286,775	$20,137,171	$(23,243,254)	$13,743,974

Current liabilities	$11,083	$49,500	$2,084,126	$—	$2,144,709
Long-term debt, net of current maturities	732,919	41,020	108,039	—	881,978
Other long-term liabilities and minority interest	718,604	176,691	549,450	—	1,444,745
Intercompany liabilities	2,828,134	(65,309)	(2,762,825)	—	—
Interdivisional equity	—	3,091,320	17,161,494	(20,252,814)	—
Shareholders' equity (deficit)	9,272,542	(6,447)	2,996,887	(2,990,440)	9,272,542

Total liabilities and shareholders' equity	$13,563,282	$3,286,775	$20,137,171	$(23,243,254)	$13,743,974

Statement of operations for the three months ended March 31, 2006:
Revenue	$—	$103,356	$1,447,222	$—	$1,550,578
Operating expenses	—	(110,317)	(1,366,550)	—	(1,476,867)
Interest (expense) income, net	(106,721)	81	110,444	—	3,804
Other income (expense), net	154,749	(927)	41,396	(190,314)	4,904
Income tax benefit (provision)	—	3,032	(37,408)	—	(34,376)
Minority interest in income of consolidated subsidiaries	(108)	—	(15)	—	(123)

Earnings (loss) from continuing operations	47,920	(4,775)	195,089	(190,314)	47,920
Discontinued operations, net of tax	(737)	—	(737)	737	(737)

Earnings (loss) before preferred dividends	47,183	(4,775)	194,352	(189,577)	47,183
Preferred dividends	—	—	—	—	—

Net earnings (loss) available to common shareholders	$47,183	$(4,775)	$194,352	$(189,577)	$47,183

Statement of cash flows for the three months ended March 31, 2006:
Cash flows (used in) provided by operating activities attributable to continuing operations	$(127,410)	$23,192	$214,531	$—	$110,313
Cash flows (used in) provided by investing activities attributable to continuing operations	(59,252)	(4,970)	138,814	—	74,592
Cash flows provided by (used in) financing activities attributable to continuing operations	186,662	(10,490)	(264,949)	—	(88,777)
Net cash used in discontinued operations	—	—	(981)	—	(981)
Effect of exchange rate changes on cash and cash equivalents	—	335	3,837	—	4,172
Cash and cash equivalents at beginning of period	—	72,977	914,103	—	987,080

Cash and cash equivalents at end of period	$—	$81,044	$1,005,355	$—	$1,086,399

        For the three months ended March 31, 2005:

	IAC	IAC Search & Media, Inc.	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the three months ended March 31, 2005:
Revenue	$—	$—	$1,136,145	$—	$1,136,145
Operating expenses	—	—	(1,079,826)	—	(1,079,826)
Interest (expense) income, net	(61,959)	—	92,174	—	30,215
Other income (expense), net	89,624	—	56,226	(163,130)	(17,280)
Income tax provision	—	—	(41,332)	—	(41,332)
Minority interest in income of consolidated subsidiaries	(350)	—	(257)	—	(607)

Earnings from continuing operations	27,315	—	163,130	(163,130)	27,315
Discontinued operations, net of tax	44,897	—	44,897	(44,897)	44,897

Net earnings	72,212	—	208,027	(208,027)	72,212
Preferred dividends	(3,263)	—	—	—	(3,263)

Net earnings available to common shareholders	$68,949	$—	$208,027	$(208,027)	$68,949

Statement of cash flows for the three months ended March 31, 2005:
Cash flows (used in) provided by operating activities attributable to continuing operations	$(51,646)	$—	$87,695	$—	$36,049
Cash flows (used in) provided by investing activities attributable to continuing operations	(28,871)	—	196,313	—	167,442
Cash flows provided by financing activities attributable to continuing operations	81,845	—	85,612	—	167,457
Net cash provided by discontinued operations	—	—	374,084	—	374,084
Effect of exchange rate changes on cash and cash equivalents	(1,328)	—	(9,848)	—	(11,176)
Cash and cash equivalents at beginning of period	—	—	999,698	—	999,698

Cash and cash equivalents at end of period	$—	$—	$1,733,554	$—	$1,733,554

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for the three months ended March 31, 2006

        For the three months ended March 31, 2006, the Company recognized non-cash compensation expense of $24.0 million.

        For the three months ended March 31, 2006, the Company recognized non-cash marketing expense of $8.5 million.

        For the three months ended March 31, 2006, the Company recognized pre-tax income of $9.2 million from equity income of unconsolidated affiliates.

        For the three months ended March 31, 2006, the Company recognized non-cash revenues of $1.6 million as a result of deferred revenue recorded in connection with various acquisitions.

        In January 2006, $68.2 million par value of Convertible Notes was converted by the holders. Upon conversion, 2.6 million shares of IAC common stock and 2.6 million shares of Expedia common stock were issued to the holders.

Supplemental Disclosure of Non-Cash Transactions for the three months ended March 31, 2005

        For the three months ended March 31, 2005, the Company recognized non-cash compensation expense of $12.2 million.

        For the three months ended March 31, 2005, the Company recognized $10.4 million of paid-in-kind interest income on the VUE Series A Preferred interest received in connection with the formation of VUE.

        For the three months ended March 31, 2005, the Company recognized pre-tax losses of $16.7 million from equity losses of unconsolidated affiliates, including a loss of $21.2 million from its common interest in VUE.

        For the three months ended March 31, 2005, the Company recognized non-cash revenues of $2.6 million as a result of deferred revenue recorded in connection with various acquisitions.

Discontinued Operations

Supplemental Disclosure of Non-Cash Transactions for the three months ended March 31, 2005

        For the three months ended March 31, 2005, Expedia recognized non-cash marketing expense of $0.4 million and non-cash compensation expense of $38.3 million. Amortization of non-cash marketing expense consisted of non-cash advertising secured from Universal Television as part of a transaction with VUE in 2002 and was primarily used for the benefit of Expedia, which ran television advertising primarily on the USA and Sci Fi cable channels without any cash cost.

        For the three months ended March 31, 2005, Expedia recognized pre-tax losses of $0.5 million from equity losses of unconsolidated affiliates.

NOTE 14—RESTRUCTURING CHARGES

        As of March 31, 2006 and December 31, 2005, the accrual balance related to restructuring charges was $2.5 million and $3.2 million, respectively. The 2006 balance relates primarily to ongoing obligations for facility leases and employee termination agreements, and is expected to be paid out according to the terms of these arrangements.

        During the three months ended March 31, 2006, $0.1 million of reserves were reversed, principally as a result of rent accruals no longer needed, and are included in general and administrative expense in the accompanying consolidated statement of operations. During the three months ended March 31, 2006, the Company made payments of approximately $0.6 million primarily related to lease obligations for abandoned facilities and employee termination costs.

NOTE 15—INCOME TAXES

        In 2006, the Company recorded a tax provision on continuing operations of $34.4 million which represents an effective tax rate of 42%. The 2006 tax rate is higher than the federal statutory rate of 35% due principally to state taxes, interest on tax contingencies, non-deductible changes in the fair value of the derivatives that were created in the Spin-Off and non-deductible non-cash compensation. In 2005, the Company recorded a tax provision on continuing operations of $41.3 million which represents an effective tax rate of 60%. The 2005 tax rate is higher than the federal statutory rate of 35% due principally to non-deductible non-cash compensation expense, state taxes and non-deductible transaction expenses related to the Spin-Off.

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

        Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include Expedia and EUVÍA through March 31, 2005. TV Travel Shop is presented as a discontinued operation in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented. Further, all IAC common stock share information and related per share prices have been adjusted to reflect IAC's one-for-two reverse stock split.

        For a more detailed presentation of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2005.

Results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005

        Set forth below are the contributions made by our various sectors, our emerging businesses and corporate expenses to consolidated revenues, operating income and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three months ended March 31, 2006 and 2005 (rounding differences may occur):

	Three months ended March 31,
	2006	Percentage of total	2005	Percentage of total
	(Dollars in millions)
Revenue:
Retailing	$769.1	50%	$598.9	53%
Services	482.5	31%	379.9	33%
Media & Advertising	117.6	8%	9.0	1%
Membership & Subscriptions	178.4	12%	153.8	14%
Emerging Businesses	7.9	1%	3.8	0%
Intersegment eliminations	(4.9)	0%	(9.2)	(1)%

Total	$1,550.6	100%	$1,136.1	100%

	Three months ended March 31,
	2006	Percentage of total	2005	Percentage of total
	(Dollars in millions)
Operating Income (Loss):
Retailing	$44.9	61%	$45.7	81%
Services	68.5	93%	43.4	77%
Media & Advertising	(6.4)	(9)%	(1.0)	(2)%
Membership & Subscriptions	17.1	23%	17.6	31%
Emerging Businesses	(5.9)	(8)%	(2.7)	(5)%
Corporate and other	(44.4)	(60)%	(46.7)	(83)%

Total	$73.7	100%	$56.3	100%

	Three months ended March 31,
	2006	Percentage of total	2005	Percentage of total
	(Dollars in millions)
Operating Income Before Amortization:
Retailing	$61.6	39%	$59.3	53%
Services	81.8	52%	63.0	57%
Media & Advertising	11.6	7%	(0.9)	(1)%
Membership & Subscriptions	28.7	18%	26.6	24%
Emerging Businesses	(5.8)	(4)%	(2.6)	(2)%
Corporate and other	(19.7)	(12)%	(34.0)	(31)%

Total	$158.2	100%	$111.3	100%

IAC Consolidated Results

        Revenue increased $414.4 million, or 36%, as a result of revenue increases of $170.2 million, or 28%, from the Retailing sector, $108.6 million, or 1208%, from the Media & Advertising sector,

$102.6 million, or 27%, from the Services sector and $24.7 million, or 16%, from the Membership & Subscriptions sector. The revenue growth from the Retailing and Media & Advertising sectors was driven primarily by the acquisition of Cornerstone Brands on April 1, 2005 and the acquisition of IAC Search & Media (formerly Ask Jeeves, Inc.) on July 19, 2005, respectively. Partially offsetting the growth in the Retailing sector was disappointing merchandising performance at HSN. The increase in the Services sector was driven by higher domestic concert and sporting event ticket sales and further international expansion at our Ticketing segment as well as growth at the Lending segment, particularly from increased originations and sales of loans into the secondary market and growth in the Lending exchange. The growth in Membership & Subscriptions was led by Personals, which increased worldwide subscribers by 23%.

        Gross profit increased $225.4 million, or 45%, reflecting primarily the IAC Search & Media and Cornerstone Brands acquisitions in the Media & Advertising and Retailing sectors, respectively. The increase in gross profit also reflects the results of the Services sector, which were primarily driven by Lending and Ticketing, and to a lesser extent, improved results in the Membership & Subscriptions sector driven by the growth in Personals and Vacations.

        Selling and marketing expense increased $140.7 million, or 77%. As a percentage of revenue, selling and marketing expense increased to 21% for 2006 from 16% in 2005. The increase in selling and marketing expense primarily reflects the impact of the inclusion of Cornerstone Brands and IAC Search & Media in the Retailing and Media & Advertising sectors, respectively, and increases in marketing spending at Lending and Personals. The Lending segment experienced increased marketing expense, with a higher proportion of its advertising spend shifted to online marketing in attempts to drive volume in more difficult mortgage market conditions. In addition, Personals experienced higher marketing expenses relating primarily to the company's launch of its domestic and international offline marketing campaigns in 2006.

        General and administrative expense increased $30.6 million, or 19%, due primarily to the inclusion of the results of Cornerstone Brands and IAC Search & Media in the 2006 results. General and administrative expense also reflects increased employee costs at several operating segments mainly Lending, Personals and Home Services due in part to increases in head count in the second half of 2005 and early 2006. In addition, IAC's general and administrative expense includes non-cash compensation expense of $19.8 million, which reflects an increase of $9.5 million, primarily related to unvested stock options assumed in the IAC Search & Media and Cornerstone Brands acquisitions as well as expense associated with equity grants and modifications subsequent to the first quarter of 2005. These expenses were partially offset by the reduction of litigation reserves, the absence of Spin-Off related expenses in 2006, lower professional fees and a favorable settlement of a lawsuit. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore has not restated results for prior periods. There was no impact to the amount of non-cash stock-based compensation recorded in the consolidated statement of operations for the three months ended March 31, 2006 as a result of adopting SFAS 123R. The Company has been recognizing expense for all stock-based grants since August 9, 2005, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", due to the modification resulting from the Spin-Off. The majority of IAC's non-cash compensation expense is reflected in general and administrative expense. As of March 31, 2006, there was approximately $301.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of 3.7 years.

        Other operating expense increased $10.7 million, or 41%, due primarily to the inclusion of the results of IAC Search & Media in the 2006 results. Other operating expense consists primarily of production and programming costs at the Retailing sector and product development expenses related to the design, development, testing and enhancement of IAC Search & Media's technology.

        Depreciation expense increased $8.2 million, or 23%, due primarily to capital expenditures made throughout 2005 and the first quarter of 2006 and various acquisitions, partially offset by certain fixed assets becoming fully depreciated during the period.

        Operating Income Before Amortization increased $46.9 million, or 42%, due primarily to the improved operating results of Ticketing and Vacations and the impact of the Cornerstone Brands and IAC Search & Media acquisitions, offset largely by sales and gross margin declines at HSN and increased marketing spending at Lending and Personals.

        Operating income increased $17.4 million, or 31%, reflecting the increase in Operating Income Before Amortization noted above, partially offset by an increase in total non-cash compensation expense of $11.7 million, or 96%, as discussed above, an increase in intangible amortization expense of $9.3 million, or 22%, and an increase in non-cash marketing expense of $8.5 million. The increase in the amortization of intangibles relates primarily to the acquisitions of IAC Search & Media and Cornerstone Brands. The non-cash marketing expense relates to the use of non-cash advertising secured from NBC Universal as part of the transaction in which IAC sold its partnership interests in Vivendi Universal Entertainment, LLLP ("VUE").

        Interest income decreased $29.5 million in 2006 compared with 2005 primarily as a result of decreased interest income earned on the VUE preferred securities of $26.7 million as these interests were sold on June 7, 2005. Interest expense decreased $3.1 million in 2006 compared with 2005 primarily as a result of the prior year including interest expense on the Company's 6 3/4% Senior Notes which matured November 15, 2005. This decrease in interest expense was partially offset by the impact of higher interest rates on interest rate swap arrangements, interest expense on the New York City Industrial Development Agency Liberty Bonds due September 1, 2035 ("Liberty Bonds") and interest expense on the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes").

        Since the Company sold its interests in VUE in June 2005, no equity income from this investment was recorded for the three months ended March 31, 2006. The Company realized $21.2 million of equity losses from its investment in VUE for the three months ended March 31, 2005. Additionally, in 2006 there was a $4.7 million increase in equity income of unconsolidated affiliates primarily from HSN International's investment in Jupiter Shop Channel.

        Other income (expense) decreased by $3.7 million due primarily to a $5.3 million loss related to the change in fair value of the derivatives that were created in the Spin-Off due to IAC's obligation to deliver shares of both IAC and Expedia common stock upon the conversion of the Convertible Notes and the exercise of certain IAC warrants. These derivatives are marked to market each reporting period. Other income (expense) was also impacted in 2005 by a $16.7 million gain on the sale of our minority interest share in the Italian home shopping operations partially offset by a $15.0 million other-than-temporary impairment loss on marketable securities. Losses deemed to be other-than-temporary related to marketable securities that were expected to be sold by the Company to fund its cash needs related to: the repurchase of 26.4 million shares of IAC common stock associated with the acquisition of IAC Search & Media; the acquisition of Cornerstone Brands; and the redemption of substantially all of IAC's preferred stock in connection with the Spin-Off.

        In 2006, the Company recorded a tax provision on continuing operations of $34.4 million which represents an effective tax rate of 42%. The 2006 tax rate is higher than the federal statutory rate of 35% due principally to state taxes, interest on tax contingencies, non-deductible changes in the fair value of the derivatives that were created in the Spin-Off and non-deductible non-cash compensation. In 2005, the Company recorded a tax provision on continuing operations of $41.3 million which represents an effective tax rate of 60%. The 2005 tax rate is higher than the federal statutory rate of 35% due principally to non-deductible non-cash compensation expense, state taxes and non-deductible transaction expenses related to the Spin-Off.

        Minority interest in income of consolidated subsidiaries principally represents minority ownership of certain operations within the Retailing, Vacations and Discounts sectors.

        In June 2005, the Company sold its 48.6% ownership interest in EUVÍA. During the second quarter of 2005, TV Travel Shop ceased the sale of third-party travel products through its broadcast programming. On August 9, 2005, IAC completed the Spin-Off of Expedia to its shareholders. Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include Expedia and EUVÍA through March 31, 2005. TV Travel Shop, Styleclick, ECS and Avaltus are presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented. (Loss) income from these discontinued operations in the first quarter of 2006 and 2005 was $(0.7) million and $44.9 million, respectively, net of tax. The 2006 amount is principally due to the losses of TV Travel Shop and the 2005 amount is principally due to the income of Expedia.

        In addition to the discussion of consolidated results, the following is a discussion of the results of each sector.

	Three months ended March 31,
	2006	2005	Growth
	(Dollars in millions, rounding difference may occur)
Revenue:
Retailing:
U.S.	$673.3	$498.0	35%
International	95.8	100.9	(5)%

Total Retailing	769.1	598.9	28%
Services:
Ticketing	245.7	211.3	16%
Lending	113.9	72.0	58%
Real Estate	11.4	11.9	(4)%
Teleservices	97.4	77.1	26%
Home Services	14.0	7.7	82%

Total Services	482.5	379.9	27%
Media & Advertising	117.6	9.0	1208%
Membership & Subscriptions:
Vacations	81.4	75.0	8%
Personals	73.3	54.2	35%
Discounts	23.9	24.6	(3)%
Intra-sector elimination	(0.1)	—	248%

Total Membership & Subscriptions	178.4	153.8	16%
Emerging Businesses	7.9	3.8	111%
Intersegment eliminations	(4.9)	(9.2)	46%

Total	$1,550.6	$1,136.1	36%

	Three months ended March 31,
	2006	2005	Growth
	(Dollars in millions, rounding differences may occur)
Operating Income (Loss):
Retailing:
U.S.	$42.6	$43.3	(1)%
International	2.3	2.5	(8)%

Total Retailing	44.9	45.7	(2)%
Services:
Ticketing	58.9	40.0	47%
Lending	9.1	5.8	57%
Real Estate	(6.7)	(9.1)	26%
Teleservices	5.0	4.2	17%
Home Services	2.2	2.4	(8)%

Total Services	68.5	43.4	58%
Media & Advertising	(6.4)	(1.0)	(556)%
Membership & Subscriptions:
Vacations	30.1	26.8	12%
Personals	2.0	4.4	(54)%
Discounts	(15.0)	(13.6)	(10)%

Total Membership & Subscriptions	17.1	17.6	(2)%
Emerging Businesses	(5.9)	(2.7)	(117)%
Corporate and other	(44.4)	(46.7)	5%

Total	$73.7	$56.3	31%

	Three months ended March 31,
	2006	2005	Growth
	(Dollars in millions, rounding differences may occur)
Operating Income Before Amortization:
Retailing:
U.S.	$59.0	$56.5	4%
International	2.6	2.8	(7)%

Total Retailing	61.6	59.3	4%
Services:
Ticketing	65.8	47.0	40%
Lending	12.9	15.3	(16)%
Real Estate	(5.1)	(5.6)	9%
Teleservices	5.0	4.2	17%
Home Services	3.2	2.0	59%

Total Services	81.8	63.0	30%
Media & Advertising	11.6	(0.9)	NM
Membership & Subscriptions:
Vacations	36.4	33.1	10%
Personals	6.0	5.4	10%
Discounts	(13.7)	(12.0)	(14)%

Total Membership & Subscriptions	28.7	26.6	8%
Emerging Businesses	(5.8)	(2.6)	(119)%
Corporate and other	(19.7)	(34.0)	42%

Total	$158.2	$111.3	42%

Operating Income Before Amortization as a percentage of revenue	10%	10%

        Refer to pages 46 and 47 for reconciliation by sector of Operating Income Before Amortization to Operating Income.

Retailing

        Revenue and Operating Income Before Amortization for the Retailing sector increased in 2006 primarily due to the inclusion of Cornerstone Brands, which was acquired on April 1, 2005. Retailing U.S. also includes HSN, which had disappointing merchandise performance and lower gross margins compared to the prior year period.

  U.S.

        Revenue grew 35% to $673.3 million, principally reflecting the inclusion of Cornerstone Brands. Revenue benefited from a 9% increase in average price point and a 26% increase in units shipped, partially offset by a 240 basis point increase in return rates. Excluding the results of Cornerstone Brands, HSN's revenue decreased 3% in 2006 compared with 2005 primarily as a result of a 2% decrease in units shipped and a 220 basis point increase in return rates, partially offset by a 2% increase in average price point. Overall, HSN experienced disappointing merchandising performance, particularly TV sales of products in the Health and Beauty, Home Fashions and Home Hard Goods categories despite double-digit online sales growth at HSN.com. HSN's sales were also adversely impacted by higher overall return rates in several product categories, as well as product mix shifts into categories with generally higher average return rates.

        Operating Income Before Amortization grew 4% to $59.0 million, due primarily to the higher revenue noted above and an increase in gross profit margins of 70 basis points, partially offset by an increase in return rates. Although Retailing U.S. benefited from higher gross margins at Cornerstone Brands, gross margins at HSN, excluding Cornerstone Brands, declined 150 basis points principally due to product margin declines in Ready to Wear and Home Fashions, increased shipping and handling promotions, higher return rates and higher overall freight costs. Higher return rates impact both revenue and gross margins, as higher returns result in higher warehouse processing costs and higher inventory mark-downs for goods that are not resalable at full retail price. The impact of the increase in overall return rates on gross profit was $8.1 million.

        Operating income decreased 1% to $42.6 million despite the increase in Operating Income Before Amortization described above primarily due to a $2.3 million increase in the amortization of intangibles primarily from the acquisition of Cornerstone Brands and a $0.8 million increase in non-cash compensation expense.

        The negative trends at HSN experienced in the first quarter have continued into the second quarter. We have taken, and continue to take, steps to address these issues, but given the nature of the retailing business, we do not anticipate an immediate recovery. We expect our Retailing U.S segment to show year-over-year profit declines in the second quarter, with the contraction at HSN outweighing growth at Cornerstone Brands.

  International

        Revenue decreased 5% to $95.8 million in U.S. dollars, but grew by 4% excluding the impact of foreign exchange, due to increased sales across most product categories, partially offset by an increase in return rates.

        Operating Income Before Amortization and operating income decreased 7% and 8% to $2.6 million and $2.3 million, respectively, reflecting the recovery in the prior year of a fully reserved receivable and the unfavorable impact of foreign exchange.

Services

        Revenue, Operating Income Before Amortization and operating income for the Services sector increased in 2006, driven primarily by growth at Ticketmaster, due to higher domestic concert and sporting event ticket sales and further international expansion. Lending had significant revenue growth but higher marketing expenses and increased operating costs contributed to a year-over-year decline in Lending's Operating Income Before Amortization.

  Ticketing

        Revenue grew 16% to $245.7 million driven by increases in both domestic and international revenue as total worldwide tickets sold increased by 12% to 31.3 million with a 1% higher average revenue per ticket. Domestic revenue increased by 15% due primarily to the strength in the U.S. concert season and solid sporting event ticket sales, which benefited from the return of the NHL, along with a 5% increase in average domestic revenue per ticket. The increase in average domestic revenue per ticket resulted in part from the higher mix of live music and sporting events. International revenue increased by 20%, or 25% excluding the impact of foreign exchange, due primarily to Ticketmaster's purchase of the remaining interest in its Australian joint venture in April 2005, along with increased revenue from Canada. Higher international ticket volume was partially offset by a decrease in average revenue per ticket largely due to the inclusion of Australian results. International acquisitions represented 25% of Ticketing's overall revenue growth.

        Operating Income Before Amortization and operating income increased 40% and 47% to $65.8 million and $58.9 million, respectively, growing at a faster rate than revenue due primarily to operational efficiencies resulting from increased ticket volume, increased average revenue per ticket and sales distribution efficiencies. In addition, favorably impacting results in the first quarter of 2006 is a $5.8 million reduction in litigation reserves. These favorable impacts were partially offset by higher domestic ticket royalties as a percentage of revenue and increased costs associated with the development and support of ticketing technology.

  Lending

        Revenue grew 58% to $113.9 million, driven primarily by increased loan originations and sales into the secondary market as well as higher revenue per loan sold, increased transmit revenue and increased revenue from settlement services. Revenue from refinance mortgage and home equity loans grew strongly from the prior year period, while revenue from purchase mortgage loans grew at a more moderate pace and continued to decline as a percentage of overall revenue. Revenue from refinance mortgage loans grew as a percentage of overall revenue, despite a declining refinance mortgage market. Revenue growth was hampered by lower close rates, reflecting more difficult mortgage market conditions. The origination and sale of residential real estate loans occurs under two brand names, LendingTree Loans and Home Loan Center, which brand names are collectively referred to in this report as "LendingTree Loans". The dollar value of loans closed by exchange lenders and directly by LendingTree Loans in 2006 increased 12% to $8.1 billion. This includes refinance mortgages of $4.7 billion, purchase mortgages of $1.7 billion and home equity loans of $1.5 billion. The dollar value of closed loans in 2005 was $7.2 billion, including refinance mortgages of $4.2 billion, purchase mortgages of $1.5 billion and home equity loans of $1.3 billion.

        Operating Income Before Amortization decreased 16% to $12.9 million in 2006, negatively impacted by a higher than anticipated decline in close rates in a difficult market causing marketing expenses to grow at a faster rate than revenue, and higher costs associated with the origination and sale of loans into the secondary market.

        Operating income increased 57% to $9.1 million in 2006 despite the decrease in Operating Income Before Amortization described above primarily due to a $4.0 million decrease in amortization of intangibles and a $1.6 million decrease in non-cash compensation expense.

        We have recalibrated our planned marketing and other spending levels based on our first quarter experience, but due to the lag time inherent in such measures, we still expect solid revenue growth in the second quarter with profitability down on a year-over-year basis. For the balance of the year, we expect profit trends to be better than in the first half of the year, though the environment remains dynamic. Overall, market trends remain unpredictable in this business, though we believe adverse conditions provide an opportunity for Lending to gain market share, as we've previously done in contracting markets.

  Real Estate

        Revenue decreased 4% to $11.4 million, due to a 15% decrease in closings (in dollars) driven by reduced close rates, partially offset by an increase in subscription revenue from the agent network.

        Operating Income Before Amortization loss decreased 9% to a loss of $5.1 million in 2006 from a loss of $5.6 million in 2005, primarily reflecting a decrease in marketing expenses partially offset by start-up costs associated with the launch of a brokerage business.

        Operating loss decreased 26% to $6.7 million in 2006 primarily due to the decrease in Operating Income Before Amortization loss described above, a $1.0 million decrease in amortization of intangibles and a $0.9 million decrease in non-cash compensation expense.

  Teleservices

        Revenue grew 26% to $97.4 million in 2006 driven primarily by growth in new business, as well as existing client programs, both domestically and internationally.

        Both Operating Income Before Amortization and operating income increased by 17% to $5.0 million, although not at the same pace as revenue, due to the margin impact of client mix and increased labor expenses.

        Revenue for the three months ended March 31, 2006 and 2005 includes $3.6 million and $8.1 million, respectively, for services provided to other IAC businesses, including, in the 2005 period, certain businesses included within discontinued operations.

  Home Services

        Revenue grew 82% to $14.0 million due to increased customer service requests and a greater number of service providers in the network.

        Operating Income Before Amortization increased 59% to $3.2 million due primarily to the higher revenue noted above partially offset by higher employee costs from increased headcount and increased marketing costs.

        Operating income decreased 8% to $2.2 million despite the increase in Operating Income Before Amortization discussed above primarily due to a favorable adjustment of $1.2 million in non-cash compensation expense in 2005.

Media & Advertising

        Media & Advertising consists of the results of IAC Search & Media (since its acquisition on July 19, 2005), Citysearch and Evite.

        Revenue grew 1208% to $117.6 million, primarily due to increased revenue from the acquisition of IAC Search & Media as well as increased traffic at Citysearch, which favorably impacted its pay-for-performance revenue.

        Operating Income Before Amortization improved to $11.6 million in 2006 from a loss of $0.9 million in 2005 primarily driven by the IAC Search & Media acquisition. Additionally, Citysearch continues to benefit from increased revenue which has led to positive Operating Income Before Amortization for the quarter.

        Operating loss increased to $6.4 million in 2006 despite the increase in Operating Income Before Amortization described above primarily due to a $12.5 million increase in the amortization of intangibles resulting from the IAC Search & Media acquisition as well as a $5.5 million increase in non-cash marketing expense.

        Comparing IAC Search & Media's results on a standalone basis, IAC Search & Media revenue increased 9% compared to the prior year period. Revenue growth was primarily driven by increased search queries, largely offset by lower revenue per query, as well as declines in non-search advertising revenue. Revenue continues to be impacted by lower revenue per query resulting from the reduced amount of paid advertising on Ask.com that began in August 2005. IAC Search & Media profit margins were also adversely impacted by increased marketing expense associated with its marketing campaign to support the re-branding of the Ask.com website, as well as higher revenue share payments to third party traffic sources and higher other operating expenses.

        The Company expects to continue making significant investments in IAC Search & Media in order to enhance its competitive position. Such investments include, but are not limited to, advertising and marketing expense, product development expense, and technology and infrastructure to support Ask.com and its other web properties, as well as the development of an expanded advertising sales infrastructure. IAC Search & Media's profitability over the course of 2006 will depend on how quickly the Company achieves the desired return on these investments, but in any event we do not expect to grow profits this year.

Membership & Subscriptions

        Membership & Subscriptions sector results were led by improved revenue growth in Vacations and continued worldwide expansion at the Personals segment.

  Vacations

        Vacations grew revenue by 8% to $81.4 million, driven by increased membership revenue, 5% growth in confirmed vacations as compared to the prior year and higher average fees. Total active members increased 5% to 1.8 million.

        Operating Income Before Amortization and operating income grew by 10% and 12% to $36.4 million and $30.1 million, respectively, due primarily to the higher revenue noted above, and slightly higher gross margins. The increase in gross margins were primarily due to decreased call center costs which is attributable to an increase in online confirmations, partially offset by increased start-up costs associated with its launched online travel and lifestyle membership club. Vacations confirmed online were 24% during 2006 compared with 21% in 2005.

  Personals

        Revenue grew 35% to $73.3 million, reflecting a 23% increase in worldwide paid subscribers to 1.3 million and an increase in the average revenue per paid subscriber due to higher package prices implemented in early 2005. International subscribers grew 20% over the prior year period driven by expansion in several markets, most notably in Scandinavia and Spain.

        Operating Income Before Amortization increased 10% to $6.0 million in 2006, growing at a slower rate than revenue due primarily to higher marketing expense both domestically and internationally, intending to benefit future periods, as well as increased operating costs related to Chemistry.com, which launched nationally during this quarter. Operating Income Before Amortization was also negatively impacted by higher employee costs resulting from increased headcount.

        Operating income decreased 54% to $2.0 million despite the increase in Operating Income Before Amortization discussed above primarily due to a $3.0 million increase in non-cash marketing expense.

  Discounts

        Revenue decreased 3% to $23.9 million in 2006 due primarily to disappointing local coupon book sales through schools and community groups, partially offset by higher online and direct sales.

        Operating Income Before Amortization loss increased 14% to a loss of $13.7 million, primarily due to higher advertising and promotional expenses.

        Operating loss increased 10% to a loss of $15.0 million in 2006, primarily due to the decrease in Operating Income Before Amortization noted above, partially offset by a $0.3 million decrease in amortization of intangibles.

Corporate and Other

        Corporate operating expenses in 2006 were $44.4 million compared with $46.7 million in 2005, of which $24.7 million and $12.7 million relate to non-cash compensation expense in 2006 and 2005, respectively. As noted above in the consolidated results, the increase in non-cash compensation expense was principally due to expense related to unvested stock options assumed in the IAC Search & Media and Cornerstone Brands acquisitions, as well as expense associated with equity grants and modifications subsequent to the first quarter 2005. Non-cash compensation expense related to equity awards assumed in acquisitions is recorded over the remaining vesting period of the equity awards and therefore will decline over time as the awards vest. The increase in non-cash compensation expense is more than offset by the absence of transaction expenses and intercompany eliminations related to the Spin-Off of $12.1 million, lower professional fees and a favorable settlement of a lawsuit.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        All IAC common stock share information has been adjusted to reflect IAC's one-for-two reverse stock split in August 2005.

        As of March 31, 2006, the Company had $1.1 billion of cash and cash equivalents and restricted cash and cash equivalents and $1.3 billion of marketable securities, including $233.4 million in funds representing amounts equal to the face value of tickets sold by Ticketing on behalf of its clients.

        As of March 31, 2006, LendingTree Loans had warehouse lines of credit totaling $1.25 billion, of which $364.9 million was outstanding. The warehouse lines of credit are used to fund consumer residential loans that are held for sale. Total borrowings under these lines of credit are secured by outstanding mortgage loans held for sale. Interest rates under these lines of credit fall within a range of 30-day LIBOR plus 75 - 100 basis points, depending on the underlying quality of the loans in the borrowing base and the length of time the borrowings remain outstanding, but may exceed this range under certain circumstances. Under the terms of the committed lines of credit, LendingTree Loans is required to maintain various financial and other covenants. The loans are non-recourse to IAC and LendingTree. LendingTree Loans pays a facility fee based on the total amount of the committed lines. As of March 31, 2006, LendingTree Loans had committed lines aggregating $1.0 billion, of which $0.5 billion expire on August 31, 2006 and $0.5 billion expire on August 31, 2007, and uncommitted lines aggregating $250 million. The committed lines of credit can be canceled at the option of the lender without default upon sixty-to-ninety days notice. LendingTree Loans believes that the availability under these lines is sufficient to fund its operating needs in the foreseeable future and intends to extend the facilities on or prior to expiration. Loans under the warehouse lines of credit are repaid from proceeds from the sale of loans held for sale by LendingTree Loans.

        Net cash provided by operating activities attributable to continuing operations was approximately $110.3 million and $36.0 million in 2006 and 2005, respectively. Cash provided by operating activities was favorably impacted by higher earnings and non-cash expenses offset by cash used to fund a reduction in accounts payable and accrued liabilities. The comparison of cash provided by operating activities in the prior year period is affected by the net use of $161.8 million in cash in 2005 to fund the increase in loans held for sale. The net change related to loans held for sale is offset by the net change in the warehouse lines of credit which is included within financing cash flows. The reduction in accounts payable and accrued liabilities in 2006 compared with 2005 reflects cash tax payments made of $28.3 million in 2006, as compared to a net cash tax refund of $40.1 million in 2005. There is a seasonal element to the inventory balances at the Retailing sector and the Discounts segment as inventory tends to be higher in the third quarter in anticipation of the fourth quarter selling season. During the three months ended March 31, 2006, inventory, net of reserves, increased by $5.8 million to $343.0 million from $337.2 million at December 31, 2005 due primarily to inventory increases at the Retailing sector and Discounts segment. Cornerstone Brands is historically a user of cash in the first quarter as it builds inventory for the spring selling season and its inclusion in the current period results had a negative impact on cash flows from operations in 2006. The reduced contribution from Ticketing client cash of $16.7 million in 2006 compared with $31.9 million in 2005 is primarily due to timing of settlements with clients and in part due to the purchase by Ticketing of the remaining interest in its Australian joint venture in April 2005.

        In accordance with the Company's adoption of SFAS 123R, excess tax benefits from stock-based awards of $7.0 million in 2006 are included as a component of cash flows from financing activities attributable to continuing operations. Excess tax benefits from stock-based awards in 2005 of $4.2 million were included as a component of cash flows from operating activities attributable to continuing operations. This change in classification negatively impacted the year over year comparison of net cash provided by operating activities attributable to continuing operations in the first quarter. This change in classification will reduce the amounts we report as net cash provided by operating activities attributable to continuing operations and will increase the amount we report as net cash provided by financing activities attributable to continuing operations in 2006. Total cash flow will not be impacted from what would have been reported under the prior accounting rules. The total excess tax benefit from stock-based compensation awards recorded in the year ended December 31, 2005 was $152.7 million.

        Net cash provided by investing activities attributable to continuing operations in 2006 of $74.6 million primarily resulted from the net proceeds of $196.6 million related to the maturities and sales of marketable securities, partially offset by acquisitions, net of cash acquired, of $56.9 million and capital expenditures of $61.3 million. Cash acquisitions in 2006 primarily relate to Shoebuy.com. Net cash provided by investing activities attributable to continuing operations in 2005 of $167.4 million primarily resulted from the net proceeds of $228.9 million related to the maturities and sales of marketable securities, partially offset by capital expenditures of $37.4 million.

        Net cash used in financing activities attributable to continuing operations in 2006 of $88.8 million was primarily due to the purchase of treasury stock of $115.7 million and principal payments on long-term obligations of $10.6 million. These cash outflows were partially offset by the proceeds from the issuance of common stock pursuant to stock option exercises of $20.4 million, the excess tax benefits from stock-based awards of $7.0 million and increased net borrowings under various warehouse lines of credit of $2.6 million at LendingTree Loans. The increased borrowings under the warehouse lines of credit are directly related to the increase in loans held for sale included within cash flows from operations. Net cash provided by financing activities attributable to continuing operations in 2005 of $167.5 million was primarily due to the increased borrowings under various warehouse lines of credit of $160.8 million and the proceeds from the issuance of common stock pursuant to stock option exercises of $14.5 million, partially offset by the payment of preferred dividends of $3.3 million and the purchase of treasury stock of $2.2 million.

        Net cash used in discontinued operations in 2006 of $1.0 million relates primarily to the operations of TV Travel Shop. Net cash provided by discontinued operations in 2005 of $374.1 million relates primarily to the operations of Expedia and EUVÍA. The Company does not expect future cash flows generated from existing discontinued operations to be significant.

        As of March 31, 2006, the Company had $1.3 billion in short and long-term obligations, of which $378.3 million, consisting primarily of various warehouse lines of credit, are classified as current. Long-term debt consists primarily of the 7% Senior Notes due 2013, the Convertible Notes due 2008 and the Liberty Bonds due 2035. The Company's cash, cash equivalents and marketable securities and access to the capital markets is believed to be sufficient to fund its debt payments.

        On July 19, 2005, as part of the IAC Search & Media acquisition, IAC guaranteed $115.0 million par value of the Convertible Notes. The Convertible Notes are convertible at the option of the holders into shares of both IAC common stock and Expedia common stock at an initial conversion price of $13.34 per share, subject to certain adjustments. Upon conversion, IAC and Expedia have the right, subject to certain conditions, to deliver cash (or a combination of cash and shares) in lieu of shares of its respective common stock. During January 2006, $68.2 million of Convertible Notes was converted into 2.6 million IAC and 2.6 million Expedia common shares. The remaining outstanding principal amount of the Convertible Notes is $45.8 million at March 31, 2006.

        In connection with the financing of the construction of IAC's corporate headquarters, on August 31, 2005, the New York City Industrial Development Agency issued $80 million in aggregate principal amount of New York City Industrial Development Agency Liberty Bonds (IAC/InterActiveCorp Project), Series 2005 (the "Liberty Bonds"). Interest on the Liberty Bonds is payable semi-annually, at a rate of 5% per annum, on March 1 and September 1 of each year and commenced on March 1, 2006. IAC is obligated to make all principal, interest and other payments in respect of the Liberty Bonds, which mature on September 1, 2035. Liberty Bond proceeds may only be used for certain expenditures relating to the construction of IAC's corporate headquarters and may not be used for general corporate purposes. The Company expects that the remaining proceeds from the Liberty Bond financing will be spent during the year ending December 31, 2006.

        During the three months ended March 31, 2006 and 2005, IAC purchased 4.2 million and 2.4 million shares of IAC common stock for aggregate consideration of $123.3 million and $105.0 million, respectively. IAC also repurchased an additional 3.4 million shares from April 1, 2006 through April 28, 2006 for aggregate consideration of $99.7 million. At April 28, 2006, IAC had approximately 35.2 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

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

Seasonality

        During 2005, the Company's consolidated results were heavily weighted to the second half of the year, particularly in the fourth quarter, as a result of the seasonal nature of the Retailing sector and the Discounts segment. Higher marketing spending at the Personals and Lending segments in the early part of the year also contributed to increased profitability in the later half of 2005. The Company expects that these trends will continue throughout 2006.

        The seasonality related to certain of the individual segments is as follows:

        Seasonality impacts IAC's Retailing sector, with sales highest in the fourth quarter, but not to the same extent it impacts the retail industry in general.

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

Definition of IAC's Non-GAAP Measure

        Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing expense, (2) amortization of intangibles and goodwill impairment, (3) pro forma adjustments for significant acquisitions, and (4) one-time items. We believe this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash marketing expense, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

Non-Cash Expenses That Are Excluded From IAC's Non-GAAP Measure

        Non-cash compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of restricted stock, restricted stock units and stock options. These expenses are not paid in cash and we include the related shares in our fully diluted shares outstanding which, for restricted stock units and stock options, are included on a treasury method basis.

        Amortization of non-cash marketing expense consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as "NBC Universal Advertising"). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost.

        The NBC Universal Advertising is excluded from Operating Income Before Amortization because it is non-cash and generally is incremental to the advertising the Company otherwise secures as a result of its ordinary cost/benefit marketing planning process. Accordingly, the Company's aggregate level of advertising, and the increased concentration of that advertising on NBC Universal network and cable channels, does not reflect what our advertising effort would otherwise be without these credits, which will expire on September 30, 2008 if not exhausted before then. As a result, management believes that treating the NBC Universal Advertising as an expense does not appropriately reflect its true cost/benefit relationship, nor does it best reflect the Company's long-term level of advertising expenditures. Nonetheless, while the benefits directly attributable to television advertising are always difficult to determine, and especially so with respect to the NBC Universal Advertising due to its incrementality and heavy concentration, it is likely that the Company does derive benefits from it, though management believes such benefits are generally less than those received through its regular advertising for the reasons stated above. Operating Income Before Amortization therefore has the limitation of including those benefits while excluding the associated expense.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        The following table reconciles Operating Income Before Amortization to operating income and net earnings available to common shareholders for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
	(In thousands)
Operating Income Before Amortization	$158,180	$111,259
Non-cash compensation expense	(23,966)	(12,229)
Amortization of non-cash marketing expense	(8,464)	—
Amortization of intangibles	(52,039)	(42,711)

Operating income	73,711	56,319
Interest income	18,960	48,432
Interest expense	(15,156)	(18,217)
Equity in income (losses) of unconsolidated affiliates	9,169	(16,686)
Other income (expense)	(4,265)	(594)
Income tax provision	(34,376)	(41,332)
Minority interest in income of consolidated subsidiaries	(123)	(607)
(Loss) income from discontinued operations, net of tax	(737)	44,897
Preferred dividends	—	(3,263)

Net earnings available to common shareholders	$47,183	$68,949

RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles Operating Income Before Amortization to operating income (loss) for the Company's operating segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the three months ended March 31, 2006:
	Operating Income Before Amortization	Non-cash compensation expense(A)	Amortization of non-cash marketing expense	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$59.0	$(0.8)	$—	$(15.5)	$42.6
International	2.6	—	—	(0.3)	2.3

Total Retailing	61.6	(0.8)	—	(15.8)	44.9
Services:
Ticketing	65.8	—	—	(6.9)	58.9
Lending	12.9	1.2	—	(5.0)	9.1
Real Estate	(5.1)	0.6	—	(2.3)	(6.7)
Teleservices	5.0	—	—	—	5.0
Home Services	3.2	(0.2)	—	(0.8)	2.2

Total Services	81.8	1.6	—	(15.0)	68.5
Media & Advertising	11.6	—	(5.5)	(12.5)	(6.4)
Membership & Subscriptions:
Vacations	36.4	—	—	(6.3)	30.1
Personals	6.0	—	(3.0)	(1.0)	2.0
Discounts	(13.7)	—	—	(1.3)	(15.0)

Total Membership & Subscriptions	28.7	—	(3.0)	(8.6)	17.1
Emerging Businesses	(5.8)	—	—	(0.1)	(5.9)
Corporate and other	(19.7)	(24.7)	—	—	(44.4)

Total	$158.2	$(24.0)	$(8.5)	$(52.0)	73.7

Other income, net					8.7

Earnings from continuing operations before income taxes and minority interest					82.4
Income tax provision					(34.4)
Minority interest in income of consolidated subsidiaries					(0.1)

Earnings from continuing operations					47.9
Loss from discontinued operations, net of tax					(0.7)

Earnings before preferred dividends					47.2
Preferred dividends					—

Net earnings available to common shareholders					$47.2

(A)
Non-cash compensation expense includes $2.0 million, $2.2 million and $19.8 million which is included in cost of sales, selling and marketing expense and general and administrative expenses, respectively, in the accompanying consolidated statement of operations.

	For the three months ended March 31, 2005:
	Operating Income Before Amortization	Non-cash compensation expense(B)	Amortization of non-cash marketing expense	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$56.5	$—	$—	$(13.2)	$43.3
International	2.8	—	—	(0.3)	2.5

Total Retailing	59.3	—	—	(13.6)	45.7
Services:
Ticketing	47.0	—	—	(7.0)	40.0
Lending	15.3	(0.5)	—	(9.0)	5.8
Real Estate	(5.6)	(0.2)	—	(3.3)	(9.1)
Teleservices	4.2	—	—	—	4.2
Home Services	2.0	1.2	—	(0.7)	2.4

Total Services	63.0	0.4	—	(20.0)	43.4
Media & Advertising	(0.9)	—	—	(0.1)	(1.0)
Membership & Subscriptions:
Vacations	33.1	—	—	(6.3)	26.8
Personals	5.4	—	—	(1.1)	4.4
Discounts	(12.0)	—	—	(1.6)	(13.6)

Total Membership & Subscriptions	26.6	—	—	(9.0)	17.6
Emerging Businesses	(2.6)	—	—	(0.1)	(2.7)
Corporate and other	(34.0)	(12.7)	—	—	(46.7)

Total	$111.3	$(12.2)	$—	$(42.7)	56.3

Other income, net					12.9

Earnings from continuing operations before income taxes and minority interest					69.3
Income tax provision					(41.3)
Minority interest in income of consolidated subsidiaries					(0.6)

Earnings from continuing operations					27.3
Income from discontinued operations, net of tax					44.9

Earnings before preferred dividends					72.2
Preferred dividends					(3.3)

Net earnings available to common shareholders					$68.9

(B)
Non-cash compensation expense includes $1.2 million, $0.7 million and $10.3 million which is included in cost of sales, selling and marketing expense and general and administrative expenses, respectively, in the accompanying consolidated statement of operations.

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

        Based on the Company's total debt investment securities as of March 31, 2006, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by approximately $11.7 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $1.1 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

        At March 31, 2006, the Company's outstanding debt approximated $1.3 billion, with a substantial portion bearing fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps, to hedge a portion of this interest rate exposure. The Company's intent is to offset gains and losses resulting from this exposure with losses and gains on the derivative contracts used to hedge it, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. The Company's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. In 2004 and 2003, the Company entered into interest rate swap agreements related to a portion of the 2002 Senior Notes, which allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on the LIBOR. As of March 31, 2006, of the $750 million principal amount outstanding under the 2002 Senior Notes, the interest rate is fixed on $400 million at 7% and floating on $350 million, with the rate based on a spread over 6-month LIBOR. To further manage risk, the Company unwound swap agreements for nominal gains in 2004 and 2005, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at March 31, 2006 resulted in a loss of $17.1 million which has been entirely offset by a corresponding gain attributable to the fixed rate debt.

        The majority of the Company's outstanding fixed-rate debt at March 31, 2006 relates to the $750 million outstanding under the 2002 Senior Notes, the $45.8 million outstanding under the Convertible Notes and the $80 million outstanding under the Liberty Bonds. Excluding the $350 million under the 2002 Senior Notes, which currently pays a variable interest rate as a result of the outstanding swap agreements noted above, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $34.2 million. Such potential increase or decrease in fair value are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. If the LIBOR rates were to increase (decrease) by 100 basis points, then the annual interest payments on the $350 million of variable-rate debt would have increased (decreased) by $3.5 million. Such potential increase or decrease in interest payments are based on certain simplifying assumptions, including a constant level and rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

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

        LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are designated as fair value hedges. For loans held for sale that are hedged with forward delivery contracts, the carrying value of the loans held for sale and the derivative instruments are adjusted for the change in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative gain or loss as well as the offsetting hedged item loss or gain attributable to the hedged risk is recognized in the statement of operations as a component of revenue when each loan is sold. The net of these adjustments represent the ineffective portion of highly effective hedges which is also recorded as a component of revenue. If it is determined that the hedging relationship is not highly effective, hedge accounting is discontinued. When hedge accounting is discontinued, the affected loans held for sale are no longer adjusted for the changes in fair value. However, the changes in fair value of the derivative instruments are recognized in current earnings as a component of revenue. The fair value of the derivative instruments are recorded in "Other current assets" and/or "Other accrued liabilities" in the accompanying consolidated balance sheets. For the three months ended March 31, 2006, the Company recognized a less than $0.1 million loss related to hedge ineffectiveness and a $0.5 million gain related to changes in the fair value of derivative instruments when hedge accounting was discontinued.

        IRLCs are accounted for as derivative instruments and, therefore, are required to be recorded at fair value, with changes in fair value reflected in current period earnings. To manage the interest rate risk associated with the IRLCs, the Company uses derivative instruments, including mortgage forward delivery contracts. These instruments do not qualify for hedge accounting. The changes in fair value of these instruments for the three months ended March 31, 2006 resulted in a net gain of $1.6 million which has been recognized as a component of revenue in the accompanying consolidated statement of operations.

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of March 31, 2006 if market interest rates had increased by 100 basis points the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have increased by $0.7 million. As of March 31, 2006 if market interest rates had decreased by 100 basis points the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $1.3 million.

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

        Foreign exchange gains and losses were not material to the Company's earnings in 2006 and 2005. However, the Company periodically reviews its strategy for hedging transaction risks. The Company's objective in managing its foreign exchange risk is to minimize its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position.

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. Foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in the statements of operations and are offsetting. The change in fair value of this foreign exchange forward contract at March 31, 2006 resulted in an unrealized loss of $5.9 million which has been offset by the remeasurement gain related to the liability.

Equity Price Risk

        The Company has a minimal investment in equity securities of publicly traded companies. These investments, as of March 31, 2006, were considered available-for-sale and included in long-term assets with the unrealized gain deferred as a component of shareholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

        Following the Spin-Off, derivative liabilities were created due to IAC's obligation to deliver shares of both IAC and Expedia common stock upon conversion of the Convertible Notes and exercise of certain IAC warrants. Derivative assets were also created due to Expedia's contractual obligation to deliver shares of Expedia common stock to IAC upon conversion by the holders of the Convertible Notes and upon exercise of the warrants. Both the derivative liabilities and derivative assets are marked to market each quarter, and the changes in fair values, which are based upon changes in both IAC and Expedia common stock, are recognized in current earnings as a component of other income (expense). The net fair value adjustment recognized in current earnings during the three months ended March 31, 2006 was expense of $5.3 million.

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

Consumer Class Action Litigation against Ticketmaster

        These two purported class actions, one pending in Illinois and the other in California, are described in detail on pages 29-30 of the Company's annual report on Form 10-K for the year ended December 31, 2005. See Mitchell B. Zaveduk, Individually and as the Representative of a Class of Similarly Situated Persons v. Ticketmaster, No. 02-CH-21148 (Circuit Court, Cook County); Curt Schlessinger et al. v. Ticketmaster, No. BC304565 (Superior Court, Los Angeles County) and No. 05-CV-6515 (U.S. District Court, Central District of California). Both lawsuits allege in essence that it is unlawful for Ticketmaster not to disclose that the fee it charges to customers wishing to have their tickets delivered by UPS contains a profit component. The California lawsuit also alleges that Ticketmaster's website disclosures in respect of its ticket order-processing fees constitute false advertising in violation of California law. Recent noteworthy developments in these cases are described below.

        Illinois.    Effective May 1, 2006, the Illinois case has been reassigned to a new judge due to the retirement of the judge initially assigned to the case.

        California.    As previously noted, on September 1, 2005, in light of the plaintiffs' newly pleaded claim based upon ticket order-processing fees, Ticketmaster removed the California case from state court to the United States District Court for the Central District of California pursuant to the recently enacted federal Class Action Fairness Act. On October 3, 2005, the plaintiffs filed a motion to remand the case to state court, which Ticketmaster opposed. On March 23, 2006, the federal district court issued an order granting the plaintiffs' motion to remand the case to state court. On April 4, 2006, Ticketmaster filed a petition for leave to appeal the district court's order to the United States Court of Appeals for the Ninth Circuit, which the plaintiffs have opposed. Ticketmaster's petition remains pending before the court of appeals.

        The Company believes that the claims in both the Illinois and the California lawsuits lack merit and will continue to defend vigorously against them.

Item 1A. Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This quarterly report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates,"

"estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC's future financial performance, IAC's business prospects and strategy, anticipated trends and prospects in the various industries in which IAC's businesses operate, new products, services and related strategies and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward looking statements included in this report for a variety of reasons, including, among others, the risk factors discussed in Part I, "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2005. These risk factors discuss, among other risks and uncertainties: changes in economic conditions generally or in any of the markets or industries in which IAC's businesses operate, changes in senior management at IAC and/or its businesses, the rate of growth of the internet, the e-commerce industry and broadband access, the rate of online migration in the various markets and industries in which IAC's businesses operate, technological changes, regulatory changes, changes in the interest rate environment or a slowdown in the domestic housing market, consumer acceptance of new products and services, changes in the advertising market and the ability of IAC to expand successfully in international markets. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of IAC management as of the date of this report. IAC does not undertake to update these forward-looking statements.

Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its common stock during the three months ended March 31, 2006:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(4)
January 2006	826,240	$28.76	826,240	(2)	—	(2)
February 2006	1,650,000	$28.68	1,650,000	(3)	40,350,000	(3)
March 2006	1,757,473	$29.72	1,757,473	(3)	38,592,527	(3)

Total	4,233,713	$29.12	4,233,713		38,592,527	(3)

(1)
Reflects the weighted average price paid per share of IAC common stock.

(2)
Reflects the repurchase of all shares then remaining available for repurchase under a repurchase authorization previously announced in November 2004, which was the only repurchase authorization in effect during January 2006.

(3)
Represents shares that were repurchased or may yet be purchased, as applicable, pursuant to a repurchase authorization previously announced in February 2006. IAC may purchase shares over an indefinite period of time on the open market, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

(4)
For the period from April 1, 2006 through April 28, 2006, IAC repurchased an additional 3.4 million shares for aggregate consideration of approximately $99.7 million pursuant to the February 2006 repurchase authorization. At April 28, 2006, IAC had approximately 35.2 million shares remaining available for repurchase pursuant to the February 2006 repurchase authorization.

Item 6. Exhibits

Exhibit Number		Description	Location
3.1		Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to IAC's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2		Certificate of Designations of Series B Cumulative Convertible Preferred Stock of IAC/InterActiveCorp.	Exhibit 3.2 to IAC's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.3		Amended and Restated ByLaws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on September 20, 2002.
31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

†
Filed herewith.

††
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2006

IAC/INTERACTIVECORP
By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Executive Vice President and Chief Financial Officer
Signature	Title	Date

/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	May 10, 2006

QuickLinks

PART I FINANCIAL INFORMATION
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
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
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES