Form 10-Q
period 2006-06-30
IAC/INTERACTIVECORP
filed 2006-08-09
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on August 9, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of July 28, 2006, the following shares of the Registrant's common stock were outstanding:

Common Stock, including 306,594 shares of restricted stock	272,689,028
Class B Common Stock	25,599,998

Total outstanding Common Stock	298,289,026

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 28, 2006 was $5,389,899,359. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

PART I FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Product sales	$799,071	$796,112	$1,595,916	$1,419,062
Service revenue	813,251	575,704	1,563,757	1,085,147

Net revenue	1,612,322	1,371,816	3,159,673	2,504,209
Cost of sales—product sales	483,640	487,024	972,704	869,859
Cost of sales—service revenue	372,603	283,408	705,357	533,382

Gross profit	756,079	601,384	1,481,612	1,100,968
Selling and marketing expense	334,606	251,491	656,048	432,329
General and administrative expense	207,246	183,632	398,412	344,141
Other operating expense	35,231	24,880	70,346	49,802
Amortization of non-cash marketing expense	9,532	—	17,996	—
Amortization of intangibles	45,662	41,045	97,701	83,756
Depreciation expense	42,581	34,716	86,386	70,338

Operating income	81,221	65,620	154,723	120,602
Other income (expense):
Interest income	19,508	43,609	38,454	92,012
Interest expense	(15,851)	(19,450)	(31,007)	(37,667)
Gain on sale of VUE interests	—	523,487	—	523,487
Equity in income of unconsolidated affiliates	8,103	50,041	17,272	33,355
Other income	8,201	8,686	3,938	8,092

Total other income, net	19,961	606,373	28,657	619,279

Earnings from continuing operations before income taxes and minority interest	101,182	671,993	183,380	739,881
Income tax provision	(42,888)	(262,459)	(77,176)	(303,080)
Minority interest in income of consolidated subsidiaries	794	(818)	671	(1,425)

Earnings from continuing operations	59,088	408,716	106,875	435,376
Gain on sale of EUVIA, net of tax	—	79,648	—	79,648
(Loss) income from discontinued operations, net of tax	(5,280)	133,018	(5,884)	178,570

Earnings before preferred dividends	53,808	621,382	100,991	693,594
Preferred dividends	—	(3,263)	—	(6,526)

Net earnings available to common shareholders	$53,808	$618,119	$100,991	$687,068

Earnings per share from continuing operations:
Basic earnings per share	$0.19	$1.26	$0.34	$1.28
Diluted earnings per share	$0.18	$1.17	$0.32	$1.20
Net earnings per share available to common shareholders:
Basic earnings per share	$0.17	$1.92	$0.32	$2.05
Diluted earnings per share	$0.17	$1.77	$0.31	$1.91

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30, 2006	December 31, 2005
	(unaudited)	(audited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,060,666	$987,080
Restricted cash and cash equivalents	32,769	93,561
Marketable securities	1,091,517	1,488,058
Accounts and notes receivable, net of allowance of $31,205 and $31,093, respectively	485,989	485,268
Loans held for sale, net	358,098	372,512
Inventories, net	364,734	337,186
Deferred income taxes	86,916	66,691
Other current assets	174,898	163,172

Total current assets	3,655,587	3,993,528
Property, plant and equipment, net	593,476	566,990
Goodwill	7,351,608	7,351,700
Intangible assets, net	1,492,311	1,558,188
Long-term investments	137,348	122,313
Other non-current assets	199,598	325,046

TOTAL ASSETS	$13,429,928	$13,917,765

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30, 2006	December 31, 2005
	(unaudited)	(audited)
	(In thousands, except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations and short-term borrowings	$371,461	$375,276
Accounts payable, trade	308,182	326,766
Accounts payable, client accounts	350,420	269,344
Deferred revenue	144,913	123,267
Income taxes payable	475,771	516,940
Other accrued liabilities	551,080	621,404

Total current liabilities	2,201,827	2,232,997
Long-term obligations, net of current maturities	858,063	959,410
Other long-term liabilities	169,400	223,486
Deferred income taxes	1,261,391	1,265,530
Minority interest	14,920	5,514
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 846 shares issued and outstanding	—	—
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 406,390,698 and 398,992,572 shares, respectively, and outstanding 277,988,142 and 292,221,855 shares, respectively, including 306,594 and 144,698 shares of restricted stock, respectively	406	399
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 32,314,998 shares and outstanding 25,599,998 shares	32	32
Additional paid-in capital	14,506,663	14,341,668
Retained earnings	229,067	128,076
Accumulated other comprehensive income	42,767	26,073
Treasury stock 128,402,556 and 106,770,717 shares, respectively	(5,849,610)	(5,260,422)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	8,924,327	9,230,828

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,429,928	$13,917,765

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

						Class B Convertible Common Stock $.001 Par Value						Note Receivable from Key Executive for Common Stock Issuance
		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value
										Accum Other Comp. Income
								Additional Paid in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2005	$9,230,828	$—	1	$399	398,993	$32	32,315	$14,341,668	$128,076	$26,073	$(5,260,422)	$(4,998)
Comprehensive income:
Net earnings for the six months ended June 30, 2006	100,991								100,991
Increase in unrealized losses on available for sale securities	(3,591)									(3,591)
Foreign currency translation	20,130									20,130
Net gain on derivative contracts	155									155

Comprehensive income	117,685

Non-cash compensation expense	50,839							50,839
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	35,528			4	4,425			35,524
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	967							967
Issuance of common stock upon conversion of convertible notes and exercise of certain warrants	77,668			3	2,973			77,665
Purchase of treasury stock	(589,188)										(589,188)

Balance as of June 30, 2006	$8,924,327	$—	1	$406	406,391	$32	32,315	$14,506,663	$229,067	$42,767	$(5,849,610)	$(4,998)

        Accumulated other comprehensive income, net of tax, is comprised of unrealized losses on available for sale securities of $(8,751) and $(5,160) at June 30, 2006 and December 31, 2005, respectively, foreign currency translation adjustments of $53,327 and $33,197 at June 30, 2006 and December 31, 2005, respectively, and net losses on derivative contracts of $(1,809) and $(1,964) at June 30, 2006 and December 31, 2005, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Earnings before preferred dividends	$100,991	$693,594
Less: loss (income) from discontinued operations, net of tax	5,884	(258,218)

Earnings from continuing operations	106,875	435,376
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation and amortization of intangibles	184,087	154,094
Non-cash compensation expense	52,680	29,003
Amortization of cable distribution fees	41,068	33,781
Amortization of non-cash marketing expense	17,996	—
Deferred income taxes	19,537	(1,048,599)
Excess tax benefits from stock-based awards	—	10,013
Gain on sales of loans held for sale	(116,557)	(73,497)
Gain on sale of VUE interests	—	(523,487)
Equity in income of unconsolidated affiliates, net of dividends	(17,272)	(33,355)
Non-cash interest income	—	(29,127)
Minority interest in income of consolidated subsidiaries	(671)	1,425
Increase in cable distribution fees	(21,772)	(14,850)
Changes in current assets and liabilities:
Accounts and notes receivable	19,958	30,694
Origination of loans held for sale	(4,203,432)	(3,218,173)
Proceeds from sales of loans held for sale	4,334,404	3,070,594
Inventories	(26,249)	(53,039)
Prepaids and other assets	(8,851)	5,776
Accounts payable, income taxes payable and accrued liabilities	(114,623)	1,237,336
Deferred revenue	23,614	28,831
Funds collected by Ticketing on behalf of clients, net	55,095	120,170
Other, net	25,467	(22,497)

Net cash provided by operating activities attributable to continuing operations	371,354	140,469

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(57,881)	(725,988)
Capital expenditures	(118,143)	(117,095)
Purchases of marketable securities	(443,413)	(2,427,211)
Proceeds from sales and maturities of marketable securities	836,917	2,717,188
Decrease (increase) in long-term investments	1,475	(30,619)
Proceeds from sale of VUE interests	—	1,882,291
Proceeds from sale of EUVIA	—	183,016
Other, net	2,355	19,026

Net cash provided by investing activities attributable to continuing operations	221,310	1,500,608

Cash flows from financing activities attributable to continuing operations:
Borrowings under warehouse lines of credit	4,136,983	3,162,825
Repayments of warehouse lines of credit	(4,148,560)	(2,945,673)
Principal payments on long-term obligations	(11,720)	(37,252)
Purchase of treasury stock	(583,341)	(1,172,653)
Issuance of common stock, net of withholding taxes	35,521	28,477
Preferred dividends	—	(6,526)
Excess tax benefits from stock-based awards	12,304	—
Other, net	22,269	2,149

Net cash used in financing activities attributable to continuing operations	(536,544)	(968,653)

Total cash provided by continuing operations	56,120	672,424

Net cash (used in) provided by operating activities attributable to discontinued operations	(823)	780,316
Net cash used in investing activities attributable to discontinued operations	(104)	(13,977)
Net cash used in financing activities attributable to discontinued operations	—	(136,401)

Total cash (used in) provided by discontinued operations (Revised-See Note 2)	(927)	629,938
Effect of exchange rate changes on cash and cash equivalents	18,393	(29,650)

Net increase in cash and cash equivalents	73,586	1,272,712
Cash and cash equivalents at beginning of period	987,080	999,698

Cash and cash equivalents at end of period	$1,060,666	$2,272,410

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

        In June 2005, the Company sold its 48.6% ownership in EUVÍA. Additionally, TV Travel Shop ceased operations during the second quarter of 2005 and Quiz TV Limited, which was previously reported in our Emerging Businesses group, ceased operations during the second quarter of 2006.

        Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include Expedia through June 30, 2005 and EUVÍA through June 2, 2005. TV Travel Shop and Quiz TV Limited are presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented. Further, all IAC common stock share information and related per share prices have been adjusted to reflect IAC's one-for-two reverse stock split.

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

        Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying value adjustment, sales returns and other revenue allowances, allowance for doubtful accounts, recoverability of long-lived assets and intangibles, including goodwill, deferred income taxes, including related valuation allowances, various other allowances, reserves and accruals, and assumptions related to the determination of stock-based compensation.

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

Recent Accounting Pronouncement

        On July 13, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, "Accounting for Contingencies."

        FIN 48 utilizes a two-step process to evaluate tax positions. Recognition (step one) occurs when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) occurs only if it is determined that a tax position meets the more likely than not recognition threshold. Under step two, the tax position is measured to determine the amount of benefit to recognize in the financial statements. The tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized on ultimate settlement. FIN 48's use of the term "more likely than not" in steps one and two is consistent with how that term is used in SFAS No. 109, "Accounting for Income Taxes".

        FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company expects to adopt FIN 48 effective January 1, 2007 and is currently assessing its impact on the Company's consolidated financial position, results of operations and cash flows.

Reclassifications

        The accompanying consolidated statements of operations for the three and six months ended June 30, 2005 and cash flows for the six months ended June 30, 2005 have been reclassified to present Expedia and Quiz TV Limited as discontinued operations. The accompanying consolidated balance sheet at December 31, 2005 has been reclassified to present Quiz TV Limited as a discontinued operation. See Note 8 for a further description of discontinued operations. Amortization of cable distribution fees, which was reported separately in the accompanying consolidated statements of operations for the three and six months ended June 30, 2005, has been included in selling and marketing expense to conform with the current period presentation. Non-cash compensation expense, which was reported separately in the accompanying consolidated statements of operations for the three and six months ended June 30, 2005, has been reclassified to conform with the current period presentation. See Note 3 for a further description of this reclassification. The accompanying consolidated statement of cash flows for the six months ended June 30, 2005 has also been revised to separately disclose the operating, investing and financing portions of cash flows attributable to the Company's discontinued operations. These amounts had previously been reported on a combined basis as a single amount. In addition, certain other prior period amounts have been reclassified to conform with the current period presentation.

NOTE 3—ADOPTION OF SFAS 123R AND STOCK-BASED COMPENSATION

        Effective January 1, 2006, the Company adopted the provisions of SFAS 123R and has applied the provisions of SAB 107 regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies in its adoption of SFAS 123R.

        The adoption of SFAS 123R did not impact the amount of non-cash stock-based compensation expense recorded in the accompanying consolidated statements of operations for the three and six months ended June 30, 2006, since the Company had previously adopted the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the provisions of SFAS No. 123, the Company recognized expense for all stock-based compensation instruments granted or modified on or after January 1, 2003 and provided pro forma information in the notes to its consolidated financial statements to illustrate the effect on net earnings as if all stock-based compensation instruments granted prior to January 1, 2003 were being expensed. On August 9, 2005, the Company began recognizing expense for all stock-based compensation instruments granted prior to January 1, 2003 due to the modification of all such instruments in connection with the Spin-Off. Prior to the adoption of SFAS 123R, the entire tax benefit from stock-based compensation was reported as a component of operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the stock-based compensation cost recognized in the consolidated statement of operations are reported as a component of financing cash flows. This amount totaled $5.3 million and $12.3 million in the three and six months ended June 30, 2006, respectively.

        The following table illustrates the effect on net earnings available to common shareholders and net earnings per share as if the fair value-based method had been applied to all outstanding and unvested awards for the three and six months ended June 30, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(In thousands, except per share data)
Net earnings available to common shareholders, as reported	$618,119	$687,068
Add: Non-cash stock-based employee compensation expense included in reported net earnings, net of related tax effects	36,327	67,217
Deduct: Total non-cash stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(37,808)	(70,178)

Pro forma net earnings available to common shareholders	$616,638	$684,107

Net earnings per share available to common shareholders:
Basic as reported	$1.92	$2.05
Basic pro forma	$1.92	$2.04
Diluted as reported	$1.77	$1.91
Diluted pro forma	$1.77	$1.90

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

        The three active plans under which future awards may be granted are: the IAC 2005 Stock and Annual Incentive Plan, the Amended and Restated IAC 2000 Stock and Annual Incentive Plan and the IAC 1997 Stock and Annual Incentive Plan. Under the IAC 2005 Stock and Annual Incentive Plan, the Company was initially authorized to grant stock options, restricted stock and other equity based awards for up to 25.0 million shares of IAC common stock. IAC's Board of Directors approved and adopted the IAC 2005 Stock and Annual Incentive Plan, effective as of June 7, 2005, subject to approval by IAC's stockholders, which approval was obtained on July 19, 2005. Under IAC's 2000 Stock and Annual Incentive Plan and 1997 Stock and Annual Incentive Plan, the Company is authorized to grant stock options, restricted stock and other equity based awards and the number of shares that remained available for future awards pursuant to the authorizations under each of these plans immediately prior to the reverse stock split and Spin-Off was adjusted to give effect to these transactions, which adjustments are reflected in the information set forth below. All three of the active plans described above authorize the Company to grant awards to its employees, officers, directors and consultants.

        In addition, each of the three plans described above has a stated term of ten years and provides that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plans do not specify grant dates or vesting schedules as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Stock option awards to date have generally vested in equal annual installments over a four-year period, and RSU awards to date have generally vested in equal annual installments over a five-year period, in each case, from the grant date.

        The following table summarizes non-cash stock-based compensation expense related to stock options, restricted stock and RSUs for the three and six months ended June 30, 2006 and 2005 which was classified as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Cost of sales—product sales	$36	$35	$70	$42
Cost of sales—service revenue	2,114	895	4,034	2,056
Selling and marketing expense	2,354	974	4,492	1,690
General and administrative expense	24,171	14,843	44,007	25,158
Other operating expense	39	27	77	57

Non-cash stock-based compensation expense before income taxes	28,714	16,774	52,680	29,003
Income tax benefit	(10,041)	(5,069)	(18,270)	(9,263)

Non-cash stock-based compensation expense after income taxes	$18,673	$11,705	$34,410	$19,740

        The amount of stock-based compensation expense recognized in the consolidated statement of operations is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate.

        As of June 30, 2006, there was approximately $277.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards. This cost is expected to be recognized over a weighted-average period of approximately 3.3 years.

Stock Options

        A summary of changes in outstanding stock options is as follows:

	June 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at beginning of period	31,815	$19.73
Granted or issued, principally, in connection with acquisitions	—	—
Exercised	(3,489)	12.55
Forfeited or expired	(331)	28.97

Outstanding at end of period	27,995	$20.56	4.4	$249,994

Options exercisable	20,948	$17.00	3.0	$227,549

Available for grant	16,212

        The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. There were no stock options granted by the Company during the six months ended June 30, 2006. Approximately 5.2 million stock options were granted by the Company during the six months ended June 30, 2005, including stock options assumed in acquisitions. The Black-Scholes option pricing model incorporates various and highly subjective assumptions, including expected volatility and expected term. For purposes of this model, no dividends have been assumed.

        Expected stock price volatilities are estimated based on the Company's historical volatility. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards, in effect at the grant date. The expected term of options granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. The following are the weighted average assumptions used in the Black-Scholes option pricing model for the six months ended June 30, 2005: volatility factor of 47%, risk-free interest rate of 4.0%, expected term of 8.6 years and a dividend yield of zero.

        The weighted average fair value of stock options granted during the six months ended June 30, 2005 at market prices equal to IAC's common stock on grant date was $24.81.

        In June 2005, the Company granted stock options to its Chairman at exercise prices greater than market value on the date of grant with a 10-year term and cliff vesting at the end of five years, and with accelerated vesting upon certain terminations of employment or upon a change of control. The weighted average exercise price and the weighted average market price related to these grants were $40.12 and $27.90, respectively.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between IAC's closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of IAC's common stock. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $49.1 million and $48.6 million, respectively.

        Cash received from stock option exercises and the related actual tax benefit realized for the six months ended June 30, 2006 were $43.8 million and $14.9 million, respectively.

        The following table summarizes the information about stock options outstanding and exercisable as of June 30, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at June 30, 2006	Weighted Average Exercise Price
	(Shares in thousands)
$0.00 to $10.00	2,659	4.6	$5.44	1,941	$4.85
$10.01 to $20.00	12,330	2.1	11.66	11,856	11.49
$20.01 to $30.00	6,266	5.7	25.09	4,669	25.23
$30.01 to $40.00	4,680	7.3	34.06	1,822	32.41
$40.01 to $50.00	1,923	7.5	47.37	523	45.94
$50.01 to $60.00	76	3.5	51.80	76	51.80
$60.01 to $70.00	10	3.6	68.17	10	68.17
$70.01 to $80.00	3	3.5	72.37	3	72.37
$80.01 to $90.00	8	3.5	84.18	8	84.18
$90.01 to $105.00	40	3.4	102.09	40	102.09

	27,995	4.4	$20.56	20,948	$17.00

Restricted Stock and Restricted Stock Units

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU equal to the fair value of IAC common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Committee at the time of grant. However, under the terms of outstanding IAC RSU awards, at time of vest, all awards to non-U.S. employees are to be settled in cash. The Company follows the guidance of SFAS 123R and accounts for these awards to non-U.S. employees as liabilities which are marked to market each reporting period through earnings. At June 30, 2006 and December 31, 2005, approximately 0.4 million and 0.3 million international awards were outstanding, respectively. Cash payments related to international awards totaled $1.8 million and $2.8 million for the six months ended June 30, 2006 and 2005, respectively. Each restricted stock and RSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests, and certain grants also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. The Company recognizes expense for all restricted stock and RSUs granted or modified after January 1, 2003. For restricted stock and RSU grants to U.S. employees, the accounting charge is measured at the grant date as the fair value of IAC common stock and expensed ratably as non-cash compensation over the vesting term. The expense associated with RSU awards to non-U.S. employees is initially measured at fair value at the grant date and expensed ratably, subject to mark-to-market adjustments for changes in the price of IAC common stock, as compensation expense within general and administrative expense over a period of five years.

        Nonvested restricted stock and RSUs as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Restricted Stock		RSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at beginning of period	142	$10.76	6,048	$28.94
Granted	200	28.31	3,193	27.69
Vested	(36)	8.64	(1,088)	28.59
Forfeited	(2)	23.83	(642)	28.83

Outstanding at end of period	304	$22.46	7,511	$28.48

        The weighted average fair value of restricted stock and RSUs granted during the six months ended June 30, 2006 and 2005 based on market prices of IAC's common stock on the grant date was $27.72 and $26.75, respectively. The total intrinsic value of restricted stock and RSUs that vested during the six months ended June 30, 2006 and 2005 was $29.9 million and $41.3 million, respectively. The total fair value of restricted stock and RSUs that vested during the six months ended June 30, 2006 and 2005 was $31.6 million and $51.8 million, respectively.

        In connection with the acquisitions of certain of its operating subsidiaries, and the funding of certain start-up businesses, IAC has granted restricted equity in the relevant business to certain members of the business' management. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. When acquiring or funding these entities, IAC has taken a preferred interest in the entity with a face value equal to the acquisition price or its investment cost, which accretes paid-in-kind dividends at a prescribed rate of return. The value of the management equity awards is tied to the value of the common stock, with management as a whole generally receiving a small minority of the total common stock outstanding. Accordingly, these minority interests only have value to the extent the relevant business appreciates at a greater rate than the relevant preferred dividend, but can have significant value in the event of significant appreciation. The interests are ultimately settled through varying put/call arrangements or on fixed settlement dates in common stock or cash at the option of IAC, with fair market value determined by negotiation or arbitration. The expense associated with these equity awards is initially measured at fair value at the grant date and is amortized ratably as non-cash compensation over the vesting term.

        Effective January 1, 2006, the founder and Chief Executive Officer of LendingTree was promoted to President and Chief Operating Officer of IAC ("COO"). In connection with his promotion, a portion of the COO's existing equity awards were exchanged for IAC restricted shares. The IAC shares will vest if certain service and performance conditions as set by the Committee are met. The total incremental compensation cost resulting from this modification was $8.7 million which will be recognized over the vesting period. For the three and six months ended June 30, 2006, $1.0 million and $2.1 million, respectively, of the incremental compensation cost associated with the modification was recognized in the accompanying consolidated statements of operations.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	June 30, 2006	December 31, 2005
Goodwill	$7,351,608	$7,351,700
Intangible assets with indefinite lives	1,058,336	1,042,558
Intangible assets with definite lives, net	433,975	515,630

Total goodwill and intangible assets, net	$8,843,919	$8,909,888

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At June 30, 2006, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Distribution agreements	$245,551	$(197,458)	$48,093	4.9
Purchase agreements	306,919	(183,796)	123,123	6.8
Customer lists	197,484	(91,243)	106,241	7.8
Technology	212,282	(107,216)	105,066	4.3
Merchandise agreements	44,957	(31,866)	13,091	5.6
Other	91,883	(53,522)	38,361	3.9

Total	$1,099,076	$(665,101)	$433,975

        At December 31, 2005, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Distribution agreements	$244,798	$(177,146)	$67,652	5.0
Purchase agreements	304,911	(161,988)	142,923	6.8
Customer lists	197,084	(70,951)	126,133	7.6
Technology	212,282	(84,297)	127,985	4.3
Merchandise agreements	44,957	(27,359)	17,598	5.7
Other	76,911	(43,572)	33,339	3.1

Total	$1,080,943	$(565,313)	$515,630

        Amortization of intangible assets with definite lives is computed on a straight-line basis and based on December 31, 2005 balances for the next five years and thereafter is estimated to be as follows (in thousands):

Year Ending December 31,
2006	$161,205
2007	111,528
2008	86,647
2009	66,386
2010	43,730
2011 and thereafter	46,134

$515,630

        The following table presents the balance of goodwill by segment including changes in the carrying amount of goodwill for the six months ended June 30, 2006 (in thousands):

	Balance as of January 1, 2006	Additions	(Deductions)	Foreign Exchange Translation	Balance as of June 30, 2006
Retailing:
U.S.	$2,889,010	$54,582	$(9,218)	$—	$2,934,374
International	110,090	—	—	6,571	116,661

Total Retailing	2,999,100	54,582	(9,218)	6,571	3,051,035
Services:
Ticketing	1,055,346	959	(1,866)	5,697	1,060,136
Lending	516,430	1,338	(2,329)	—	515,439
Real Estate	66,009	1,092	(271)	—	66,830
Teleservices	129,346	—	—	—	129,346
Home Services	101,330	470	(329)	—	101,471

Total Services	1,868,461	3,859	(4,795)	5,697	1,873,222
Media & Advertising	1,538,998	10,672	(64,309)	—	1,485,361
Membership & Subscriptions:
Vacations	467,504	2,383	(78)	—	469,809
Personals	220,895	—	(5,626)	176	215,445
Discounts	256,742	8	(14)	—	256,736

Total Membership & Subscriptions	945,141	2,391	(5,718)	176	941,990

Total	$7,351,700	$71,504	$(84,040)	$12,444	$7,351,608

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

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

        The balance of property, plant and equipment, net is as follows (in thousands):

	June 30, 2006	December 31, 2005
Computer and broadcast equipment	$830,915	$786,457
Buildings and leasehold improvements	187,439	187,439
Furniture and other equipment	183,583	152,758
Projects in progress	128,282	104,096
Land	19,669	20,620

	1,349,888	1,251,370
Less: accumulated depreciation and amortization	(756,412)	(684,380)

Total property, plant and equipment, net	$593,476	$566,990

NOTE 6—SEGMENT INFORMATION

        The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. As described in Note 1 and further in Note 8, Quiz TV Limited, Expedia, EUVÍA, TV Travel Shop, Styleclick, ECS and Avaltus are presented as discontinued operations and, accordingly, are excluded from the tables below. Also, during the third quarter of 2005, the chief operating decision maker and executive management realigned how they viewed the Financial Services and Real Estate operating segment, which was included in IAC's Services sector. Accordingly, the tables for the three and six months ended June 30, 2005 have been reclassified to present the results of Lending and Real Estate each as a separate operating segment in IAC's Services sector.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Revenue:
Retailing:
U.S.	$696,179	$667,112	$1,369,436	$1,165,068
International	78,710	94,497	174,506	195,418

Total Retailing	774,889	761,609	1,543,942	1,360,486
Services:
Ticketing	295,103	257,842	540,820	469,137
Lending	107,938	85,387	221,871	157,335
Real Estate	15,025	14,851	26,454	26,704
Teleservices	99,181	76,971	196,612	154,109
Home Services	15,962	10,636	29,934	18,299

Total Services	533,209	445,687	1,015,691	825,584
Media & Advertising	131,272	11,504	248,898	20,496
Membership & Subscriptions:
Vacations	74,067	67,811	155,429	142,831
Personals	78,290	61,155	151,560	115,349
Discounts	19,540	33,079	43,433	57,666
Intra-sector elimination	(775)	(702)	(869)	(729)

Total Membership & Subscriptions	171,122	161,343	349,553	315,117
Emerging Businesses	6,417	2,783	11,123	2,799
Intersegment eliminations(a)	(4,587)	(11,110)	(9,534)	(20,273)

Total	$1,612,322	$1,371,816	$3,159,673	$2,504,209

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Operating Income (Loss):
Retailing:
U.S.	$49,889	$43,510	$92,511	$86,769
International	(2,915)	(589)	(641)	1,884

Total Retailing	46,974	42,921	91,870	88,653
Services:
Ticketing	68,863	55,318	127,800	95,349
Lending	9,772	15,576	18,822	21,352
Real Estate	(6,838)	(9,401)	(13,565)	(18,466)
Teleservices	5,600	2,398	10,558	6,619
Home Services	3,465	2,738	5,713	5,170

Total Services	80,862	66,629	149,328	110,024
Media & Advertising	(11,349)	1,835	(17,764)	857
Membership & Subscriptions:
Vacations	22,549	19,513	52,682	46,320
Personals	16,626	9,536	18,643	13,922
Discounts	(17,890)	(14,308)	(32,908)	(27,935)

Total Membership & Subscriptions	21,285	14,741	38,417	32,307
Emerging Businesses	(6,757)	(4,693)	(12,893)	(8,768)
Corporate and other	(49,794)	(55,813)	(94,235)	(102,471)

Total	$81,221	$65,620	$154,723	$120,602

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Operating Income Before Amortization(b):
Retailing:
U.S.	$60,503	$59,012	$119,470	$115,503
International	(2,569)	(263)	37	2,537

Total Retailing	57,934	58,749	119,507	118,040
Services:
Ticketing	75,899	62,710	141,733	109,700
Lending	14,779	20,884	27,667	36,171
Real Estate	(4,574)	(5,886)	(9,649)	(11,437)
Teleservices	5,600	2,398	10,558	6,619
Home Services	4,410	3,639	7,602	5,643

Total Services	96,114	83,745	177,911	146,696
Media & Advertising	10,732	1,889	22,329	963
Membership & Subscriptions:
Vacations	28,854	25,818	65,292	58,930
Personals	17,261	10,410	23,247	15,850
Discounts	(16,602)	(12,672)	(30,332)	(24,664)

Total Membership & Subscriptions	29,513	23,556	58,207	50,116
Emerging Businesses	(6,577)	(4,438)	(12,537)	(8,404)
Corporate and other	(22,587)	(40,062)	(42,317)	(74,050)

Total	$165,129	$123,439	$323,100	$233,361

(a)
Intersegment eliminations relate to services provided between IAC segments and primarily include call center services provided by the Teleservices segment to other IAC segments, including certain of those businesses currently presented in discontinued operations. Revenues generated between

  IAC continuing operating segments were $4.6 million and $3.3 million for the three months ended June 30, 2006 and 2005, respectively, and $9.5 million and $5.6 million for the six months ended June 30, 2006 and 2005, respectively. Revenues generated by IAC continuing operating segments from discontinued operating segments were less than $0.1 million and $7.8 million for the three months ended June 30, 2006 and 2005, respectively and less than $0.1 million and $14.7 million for the six months ended June 30, 2006, and 2005, respectively. These amounts are eliminated in consolidation.

(b)
Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing expense, (2) amortization of intangibles and goodwill impairment, (3) pro forma adjustments for significant acquisitions, and (4) one- time items. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash marketing expense, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

        The following table reconciles Operating Income Before Amortization to operating income and net earnings available to common shareholders.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Operating Income Before Amortization	$165,129	$123,439	$323,100	$233,361
Non-cash compensation expense	(28,714)	(16,774)	(52,680)	(29,003)
Amortization of non-cash marketing expense	(9,532)	—	(17,996)	—
Amortization of intangibles	(45,662)	(41,045)	(97,701)	(83,756)

Operating income	81,221	65,620	154,723	120,602
Interest income	19,508	43,609	38,454	92,012
Interest expense	(15,851)	(19,450)	(31,007)	(37,667)
Gain on sale of VUE interests	—	523,487	—	523,487
Equity in income of unconsolidated affiliates	8,103	50,041	17,272	33,355
Other income (a)	8,201	8,686	3,938	8,092
Income tax provision	(42,888)	(262,459)	(77,176)	(303,080)
Minority interest in income of consolidated subsidiaries	794	(818)	671	(1,425)
Gain on sale of EUVIA, net of tax	—	79,648	—	79,648
(Loss) income from discontinued operations, net of tax	(5,280)	133,018	(5,884)	178,570
Preferred dividends	—	(3,263)	—	(6,526)

Net earnings available to common shareholders	$53,808	$618,119	$100,991	$687,068

(a)
Other income for the three and six months ended June 30, 2006 includes a $5.1 million gain and a $0.2 million loss, respectively, reflecting changes to the fair value of the derivatives that were created in the Spin-Off. In addition, other income for the six months ended June 30, 2005 includes a $16.7 million gain on the sale of the Company's minority interest share in the Italian home shopping operations, partially offset by $13.2 million of realized losses on marketable securities.

        The Company maintains operations in the United States, Germany, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories is presented below:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Revenue
United States	$1,401,057	$1,180,770	$2,733,953	$2,127,862
All other countries	211,265	191,046	425,720	376,347

	$1,612,322	$1,371,816	$3,159,673	$2,504,209

	June 30, 2006	December 31, 2005
	(In thousands)
Long-lived assets
United States	$574,271	$560,201
All other countries	38,597	36,057

	$612,868	$596,258

NOTE 7—RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles Operating Income Before Amortization to operating income (loss) for the Company's operating segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the three months ended June 30, 2006:
	Operating Income Before Amortization	Non-cash compensation expense(A)	Amortization of non-cash marketing expense	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$60.5	$(1.3)	$—	$(9.3)	$49.9
International	(2.6)	—	—	(0.3)	(2.9)

Total Retailing	57.9	(1.3)	—	(9.6)	47.0
Services:
Ticketing	75.9	—	—	(7.0)	68.9
Lending	14.8	—	—	(5.0)	9.8
Real Estate	(4.6)	—	—	(2.3)	(6.8)
Teleservices	5.6	—	—	—	5.6
Home Services	4.4	(0.2)	—	(0.8)	3.5

Total Services	96.1	(0.1)	—	(15.1)	80.9
Media & Advertising	10.7	—	(9.5)	(12.5)	(11.3)
Membership & Subscriptions:
Vacations	28.9	—	—	(6.3)	22.5
Personals	17.3	—	—	(0.6)	16.6
Discounts	(16.6)	—	—	(1.3)	(17.9)

Total Membership & Subscriptions	29.5	—	—	(8.2)	21.3
Emerging Businesses	(6.6)	—	—	(0.1)	(6.8)
Corporate and other	(22.6)	(27.2)	—	—	(49.8)

Total	$165.1	$(28.7)	$(9.5)	$(45.7)	81.2

Other income, net					20.0

Earnings from continuing operations before income taxes and minority interest					101.2
Income tax provision					(42.9)
Minority interest in income of consolidated subsidiaries					0.8

Earnings from continuing operations					59.1
Loss from discontinued operations, net of tax					(5.3)

Earnings before preferred dividends					53.8
Preferred dividends					—

Net earnings available to common shareholders					$53.8

(A)
Non-cash compensation expense includes $2.1 million, $2.4 million and $24.2 million which are included in cost of sales, selling and marketing expense and general and administrative expense, respectively, in the accompanying consolidated statement of operations.

	For the three months ended June 30, 2005:
	Operating Income Before Amortization	Non-cash compensation expense(B)	Amortization of non-cash marketing expense	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$59.0	$—	$—	$(15.5)	$43.5
International	(0.3)	—	—	(0.3)	(0.6)

Total Retailing	58.7	—	—	(15.8)	42.9
Services:
Ticketing	62.7	—	—	(7.4)	55.3
Lending	20.9	(0.5)	—	(4.8)	15.6
Real Estate	(5.9)	(0.2)	—	(3.3)	(9.4)
Teleservices	2.4	—	—	—	2.4
Home Services	3.6	(0.2)	—	(0.7)	2.7

Total Services	83.7	(0.9)	—	(16.2)	66.6
Media & Advertising	1.9	—	—	(0.1)	1.8
Membership & Subscriptions:
Vacations	25.8	—	—	(6.3)	19.5
Personals	10.4	—	—	(0.9)	9.5
Discounts	(12.7)	—	—	(1.6)	(14.3)

Total Membership & Subscriptions	23.6	—	—	(8.8)	14.7
Emerging Businesses	(4.4)	(0.1)	—	(0.1)	(4.7)
Corporate and other	(40.1)	(15.8)	—	—	(55.8)

Total	$123.4	$(16.8)	$—	$(41.0)	65.6

Other income, net					606.4

Earnings from continuing operations before income taxes and minority interest					672.0
Income tax provision					(262.5)
Minority interest in income of consolidated subsidiaries					(0.8)

Earnings from continuing operations					408.7
Gain on sale EUVIA, net of tax					79.6
Income from discontinued operations, net of tax					133.0

Earnings before preferred dividends					621.4
Preferred dividends					(3.3)

Net earnings available to common shareholders					$618.1

(B)
Non-cash compensation expense includes $0.9 million, $1.0 million and $14.9 million which are included in cost of sales, selling and marketing expense and general and administrative expense, respectively, in the accompanying consolidated statement of operations.

	For the six months ended June 30, 2006:
	Operating Income Before Amortization	Non-cash compensation expense(C)	Amortization of non-cash marketing expense	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$119.5	$(2.2)	$—	$(24.8)	$92.5
International	—	—	—	(0.7)	(0.6)

Total Retailing	119.5	(2.2)	—	(25.5)	91.9
Services:
Ticketing	141.7	—	—	(13.9)	127.8
Lending	27.7	1.2	—	(10.0)	18.8
Real Estate	(9.6)	0.6	—	(4.5)	(13.6)
Teleservices	10.6	—	—	—	10.6
Home Services	7.6	(0.3)	—	(1.6)	5.7

Total Services	177.9	1.5	—	(30.1)	149.3
Media & Advertising	22.3	—	(15.0)	(25.1)	(17.8)
Membership & Subscriptions:
Vacations	65.3	—	—	(12.6)	52.7
Personals	23.2	—	(3.0)	(1.6)	18.6
Discounts	(30.3)	—	—	(2.6)	(32.9)

Total Membership & Subscriptions	58.2	—	(3.0)	(16.8)	38.4
Emerging Businesses	(12.5)	(0.1)	—	(0.3)	(12.9)
Corporate and other	(42.3)	(51.9)	—	—	(94.2)

Total	$323.1	$(52.7)	$(18.0)	$(97.7)	154.7

Other income, net					28.7

Earnings from continuing operations before income taxes and minority interest					183.4
Income tax provision					(77.2)
Minority interest in income of consolidated subsidiaries					0.7

Earnings from continuing operations					106.9
Loss from discontinued operations, net of tax					(5.9)

Earnings before preferred dividends					101.0
Preferred dividends					—

Net earnings available to common shareholders					$101.0

(C)
Non-cash compensation expense includes $4.1 million, $4.5 million $44.0 and $0.1 million which are included in cost of sales, selling and marketing expense, general and administrative expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

	For the six months ended June 30, 2005:
	Operating Income Before Amortization	Non-cash compensation expense(D)	Amortization of non-cash marketing expense	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$115.5	$—	$—	$(28.7)	$86.8
International	2.5	—	—	(0.7)	1.9

Total Retailing	118.0	—	—	(29.4)	88.7
Services:
Ticketing	109.7	—	—	(14.4)	95.3
Lending	36.2	(1.0)	—	(13.9)	21.4
Real Estate	(11.4)	(0.5)	—	(6.5)	(18.5)
Teleservices	6.6	—	—	—	6.6
Home Services	5.6	1.0	—	(1.5)	5.2

Total Services	146.7	(0.4)	—	(36.2)	110.0
Media & Advertising	1.0	—	—	(0.1)	0.9
Membership & Subscriptions:
Vacations	58.9	—	—	(12.6)	46.3
Personals	15.9	—	—	(1.9)	13.9
Discounts	(24.7)	—	—	(3.3)	(27.9)

Total Membership & Subscriptions	50.1	—	—	(17.8)	32.3
Emerging Businesses	(8.4)	(0.1)	—	(0.2)	(8.8)
Corporate and other	(74.1)	(28.4)	—	—	(102.5)

Total	$233.4	$(29.0)	$—	$(83.8)	120.6

Other income, net					619.3

Earnings from continuing operations before income taxes and minority interest					739.9
Income tax provision					(303.1)
Minority interest in income of consolidated subsidiaries					(1.4)

Earnings from continuing operations					435.4
Gain on sale EUVIA, net of tax					79.6
Income from discontinued operations, net of tax					178.6

Earnings before preferred dividends					693.6
Preferred dividends					(6.5)

Net earnings available to common shareholders					$687.1

(D)
Non-cash compensation expense includes $2.1 million, $1.7 million and $25.2 million which are included in cost of sales, selling and marketing expense and general and administrative expense, respectively, in the accompanying consolidated statement of operations.

NOTE 8—DISCONTINUED OPERATIONS

        During the second quarter of 2006, Quiz TV Limited, which was previously reported in IAC's Emerging Businesses group, ceased operations and is presented as a discontinued operation in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented.

        In June 2005, IAC sold its 48.6% ownership in EUVÍA (which was previously reported in the International segment of IAC's Retailing sector) for approximately $204.0 million, which resulted in a pre-tax gain of $127.1 million and an after-tax gain of $79.6 million recognized in the second quarter of 2005. The after-tax gain on the sale of EUVÍA was subsequently reduced to $70.2 million in the fourth quarter of 2005. During the second quarter of 2005, TV Travel Shop ceased the sale of third-party travel products through its broadcast programming. On August 9, 2005, IAC completed the Spin-Off of its travel businesses, including Expedia.com, Hotels.com, Hotwire and TripAdvisor, into an independent public company, Expedia, Inc. Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include Expedia through June 30, 2005 and EUVÍA through June 2, 2005. TV Travel Shop, Styleclick, ECS and Avaltus are presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented.

        The net revenue and net earnings, net of the effect of any minority interest for the aforementioned discontinued operations, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net revenue	$1,540	$583,684	$4,770	$1,111,316

(Loss) earnings before income taxes and minority interest	$(3,703)	$116,546	$(4,219)	$200,600
Income tax (provision) benefit	(1,577)	19,508	(1,665)	(16,024)
Minority interest in income of consolidated subsidiaries	—	(3,036)	—	(6,006)

Net (loss) earnings	$(5,280)	$133,018	$(5,884)	$178,570

NOTE 9—EARNINGS PER SHARE

        The following table sets forth the computation of Basic and Diluted GAAP earnings per share. All share information has been adjusted to reflect IAC's one-for-two reverse stock split in August 2005.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Earnings from continuing operations:
Numerator:
Earnings from continuing operations	$59,088	$408,716	$106,875	$435,376
Preferred stock dividends(a)	—	(3,263)	—	(6,526)

Net earnings from continuing operations available to common shareholders	$59,088	$405,453	$106,875	$428,850

Denominator:
Basic shares outstanding	311,944	321,858	315,667	335,479
Dilutive securities including stock options, warrants and restricted stock and share units	12,353	28,320	15,118	28,230

Denominator for diluted earnings per share—weighted average shares(b)	324,297	350,178	330,785	363,709

Net earnings available to common shareholders:
Numerator:
Earnings before preferred dividends	$53,808	$621,382	$100,991	$693,594
Preferred stock dividends(a)	—	(3,263)	—	(6,526)

Net earnings available to common shareholders	$53,808	$618,119	$100,991	$687,068

Denominator:
Basic shares outstanding	311,944	321,858	315,667	335,479
Dilutive securities including stock options, warrants and restricted stock and share units	12,353	28,320	15,118	28,230

Denominator for diluted earnings per share—weighted average shares(b)	324,297	350,178	330,785	363,709

Earnings per share:
Basic earnings per share from continuing operations	$0.19	$1.26	$0.34	$1.28
Discontinued operations, net of tax	(0.02)	0.66	(0.02)	0.77

Basic earnings per share from net earnings	$0.17	$1.92	$0.32	$2.05

Diluted earnings per share from continuing operations	$0.18	$1.17	$0.32	$1.20
Discontinued operations, net of tax	(0.01)	0.60	(0.01)	0.71

Diluted earnings per share from net earnings	$0.17	$1.77	$0.31	$1.91

(a)
For both the three and six months ended June 30, 2005, approximately 9.7 million shares related to the assumed conversion of the Company's preferred stock were included in the calculation of diluted earnings per share. Accordingly, under the "if-converted" method the preferred stock dividends were excluded from the numerator in calculating diluted earnings per share.

(b)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants and the vesting of restricted stock units. For the three and six months ended June 30, 2006, approximately 1.7 million and 1.8 million shares related to the assumed conversion of the Convertible Notes, respectively, that could potentially dilute basic earnings per share in the future, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 10—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At June 30, 2006 and December 31, 2005, the Company's equity investments in unconsolidated affiliates totaled $72.5 million and $52.3 million, respectively, and is included in "Long-term investments" in the accompanying consolidated balance sheet.

        Through June 7, 2005, IAC beneficially owned 5.44% of the partnership common equity of Vivendi Universal Entertainment LLLP ("VUE"), plus certain preferred interests of VUE. This common interest was accounted for using the equity method. On June 7, 2005, IAC sold its common and preferred interests in VUE to NBC Universal for approximately $3.4 billion in aggregate consideration, which resulted in a pre-tax gain of $523.5 million and an after-tax gain of $322.1 million. Prior to the sale, the statement of operations data related to VUE was historically recorded on a one-quarter lag due to the timing of receiving information from the partnership. During the fourth quarter of 2004, VUE recorded a charge related to asset impairments. Due to the one-quarter lag noted above, IAC recorded its share of the charge in the first quarter of 2005. Equity in income of VUE recognized in the six months ended June 30, 2005 represents IAC's share in VUE's 2004 fourth quarter results as well as IAC's share of VUE's results from January 1, 2005 through June 7, 2005.

        Summarized financial information for the Company's equity investment in VUE was as follows (in thousands):

For the period October 1, 2004 to June 7, 2005
Net sales	$5,633,353
Gross profit	1,707,191
Net income	441,855

        Summarized aggregated financial information for the Company's remaining equity investments, Jupiter Shop Channel (Japan), TVSN (China), TM Mexico, and BET, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales	$218,804	$178,876	$430,160	$340,941
Gross profit	93,476	74,323	185,308	137,528
Net income	22,553	19,968	46,483	32,911

NOTE 11—DERIVATIVE INSTRUMENTS

Derivatives Related to Long-term Debt

        IAC's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. IAC's risk management policy enables IAC to manage its exposure to the impact of interest rate changes. As such, from time to time, IAC may enter into interest rate swap transactions designated as fair value hedges with financial institutions to modify the interest characteristics on a portion of its long-term debt. In 2004 and 2003, the Company entered into various interest rate swap agreements related to a portion of its 7.00% Senior Notes due January 15, 2013 (the "2002 Senior Notes"). The interest rate swaps allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on LIBOR, which effectively changes the Company's interest rate exposure on a portion of the debt from fixed to floating. As of June 30, 2006, of the $750 million total principal amount of the 2002 Senior Notes, the interest rate is fixed on $400 million and the balance of $350 million has been swapped to floating based on the spread over 6-month LIBOR. To further manage risk, the Company unwound swap agreements for nominal gains during 2005 and 2004, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at June 30, 2006 and 2005 resulted in losses of $23.7 million and gains of $6.6 million, respectively. The fair value of the contracts has been recorded in the accompanying consolidated balance sheet in "Other non-current assets" and/or "Other long-term liabilities" with a corresponding offset to the carrying value of the related debt. The derivative gain or loss in the period of change and the offsetting hedged item loss or gain attributable to the hedged risk are recognized in the consolidated statement of operations.

Derivatives Created in the Spin-Off

        As a result of the IAC Search & Media, Inc. (formerly Ask Jeeves, Inc.) acquisition, upon conversion of the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes"), holders would receive shares of IAC common stock or the cash equivalent of such shares, at the Company's option. Following the Spin-Off, IAC became obligated to deliver shares of both IAC common stock and Expedia common stock to the holders upon conversion of the Convertible Notes. IAC and Expedia may elect to deliver the cash equivalent in lieu of such shares upon conversion of the Convertible Notes. This obligation represents a derivative liability in IAC's accompanying consolidated balance sheet because it is not denominated solely in shares of IAC common stock. This derivative liability was valued at $21.2 million at June 30, 2006. Under the separation agreement related to the Spin-Off, Expedia contractually assumed the obligation to deliver shares of Expedia common stock or the cash equivalent of such shares to IAC upon conversion by the holders of the Convertible Notes. This represents a derivative asset in IAC's accompanying consolidated balance sheet valued at $21.1 million at June 30, 2006. Both of these derivatives are maintained at fair value each reporting period with any changes in fair value reflected in the consolidated statement of operations. The net change in the fair value of these derivatives for the three and six months ended June 30, 2006 resulted in a net gain of $4.5 million and a net loss of $0.8 million, respectively, and have been recognized in other income (expense) in the accompanying consolidated statements of operations. The derivative asset related to the Convertible Notes is recorded in "Other non-current assets" and the derivative liability related to the Convertible Notes is recorded in "Other long-term liabilities" in the accompanying consolidated balance sheet. At June 30, 2006, the principal amount of the Convertible Notes outstanding was $34.7 million.

        In connection with the acquisitions of Ticketmaster, Hotels.com, and Hotwire.com, IAC assumed a number of warrants that were adjusted to become exercisable for shares of IAC common stock. Following the Spin-Off, IAC remained the contractually obligated party with respect to these warrants and each warrant represents the right to receive upon exercise by the holders thereof that number of shares of IAC common stock and Expedia common stock that the warrant holder would have received had the holder exercised the warrant immediately prior to the Spin-Off. Under the separation agreement related to the Spin-Off, Expedia contractually assumed the obligation to deliver shares of Expedia common stock to IAC upon exercise of these warrants. The last of these warrants expires on May 19, 2010. This obligation of IAC to deliver shares of both IAC and Expedia common stock upon exercise of these warrants created a derivative liability in IAC's accompanying consolidated balance sheet. The contractual obligation of Expedia to deliver shares of Expedia common stock to IAC upon exercise by the warrant holders created a derivative asset in IAC's accompanying consolidated balance sheet. Both of these derivatives are maintained at fair value each reporting period with any changes in fair value reflected in the consolidated statement of operations. The net change in the fair value of these derivatives for the three and six months ended June 30, 2006 resulted in net gains of $0.6 million and $0.5 million, respectively, and have been recognized in other income (expense) in the accompanying consolidated statements of operations. The derivative asset related to the warrants is recorded in "Other non-current assets" and the derivative liability related to the warrants is recorded in "Other long-term liabilities" in the accompanying consolidated balance sheet. At June 30, 2006, approximately 0.1 million of these warrants were outstanding with a net fair value of approximately $0.1 million.

Derivatives Related to Loans Held for Sale

        The Company is exposed to additional risks in connection with its mortgage banking operations which are conducted under two brand names, LendingTree Loans and Home Loan Center (herein collectively referred to as "LendingTree Loans"). LendingTree Loans is exposed to interest rate risk for loans it originates until those loans are sold in the secondary market ("loans held for sale"). The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are designated as fair value hedges. The fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. For loans held for sale that are hedged with forward delivery contracts, the carrying value of the loans held for sale and the derivative instruments are adjusted for the change in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative gain or loss as well as the offsetting hedged item loss or gain attributable to the hedged risk are recognized in the statement of operations as a component of revenue. The net of these adjustments represents the ineffective portion of highly effective hedges which is also recorded as a component of revenue. If it is determined that the hedging relationship is not highly effective, hedge accounting is discontinued. When hedge accounting is discontinued, the affected loans held for sale are no longer adjusted for changes in fair value. However, the changes in fair value of the derivative instruments are recognized in current earnings as a component of revenue. The fair value of the derivative instruments is recorded in "Other current assets" and/or "Other accrued liabilities" in the accompanying consolidated balance sheet. For the three and six months ended June 30, 2006, the Company recognized losses of $0.2 million related to hedge ineffectiveness and losses of $0.2 million and gains of $0.3 million, respectively, related to changes in the fair value of derivative instruments when hedge accounting was discontinued. For the three and six months ended June 30, 2005, the Company recognized losses of $0.9 million and $1.1 million, respectively, related to hedge ineffectiveness and gains of $0.3 million and losses of $0.6 million, respectively, related to changes in the fair value of derivative instruments when hedge accounting was discontinued.

        LendingTree Loans enters into commitments with consumers to originate loans at a locked in interest rate (interest rate lock commitments—"IRLCs"). IAC reports IRLCs as derivative instruments in accordance with SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. Similar to loans held for sale, the fair value of IRLCs is subject to change primarily due to changes in interest rates and fallout factors. Under LendingTree Loans' risk management policy, LendingTree Loans hedges the changes in fair value of IRLCs primarily by entering into forward delivery contracts which can reduce the volatility of earnings. Both the IRLCs and the related hedging instrument do not qualify for hedge accounting and are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue in the statement of operations. The net change in the fair value of these derivative instruments for the three and six months ended June 30, 2006 resulted in losses of $0.6 million and gains of $1.0 million, respectively, and have been recognized in the accompanying consolidated statements of operations. The net change in the fair value of these derivative instruments for the three and six months ended June 30, 2005 resulted in losses of $1.8 million and $1.9 million, respectively, and have been recognized in the accompanying consolidated statements of operations. The IRLCs are recorded in "Other current assets" and/or "Other accrued liabilities" in the accompanying consolidated balance sheet. At June 30, 2006, there was $576.7 million of IRLC's notional value outstanding.

Derivatives Related to Foreign Exchange

        IAC's objective in managing its foreign exchange risk is to reduce its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position. IAC's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar, primarily the Euro, British Pound Sterling and Canadian Dollar. The Company is also exposed to foreign currency risk related to its assets and liabilities denominated in a currency other than the functional currency. As such, from time to time, IAC may enter into forward contracts or swap transactions designated as cash flow hedges with financial institutions to protect against the volatility of future cash flows caused by changes in currency exchange rates in order to reduce, but not always entirely eliminate, the impact of currency exchange rate movements of these local currencies.

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. This derivative contract has been designated as a cash flow hedge for accounting purposes and foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in the statement of operations and are offsetting. In addition, the remaining effective portion of the derivative gain or loss is recorded in other comprehensive income until the liability is extinguished. The change in fair value of this foreign exchange forward contract at June 30, 2006 and 2005 resulted in unrealized losses of $7.5 million and $6.4 million, respectively. There was no ineffectiveness recognized in any period related to this derivative contract as the critical terms of the derivative and hedged liability are identical.

NOTE 12—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        On July 19, 2005, IAC completed the acquisition of IAC Search & Media, Inc. (formerly Ask Jeeves, Inc.). As part of the transaction, IAC irrevocably and unconditionally guaranteed the Convertible Notes. IAC Search & Media, Inc. is wholly owned by IAC.

        The following tables present condensed consolidating financial information as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 for: the guarantor, IAC, on a stand-alone basis; IAC Search & Media, Inc. (since its acquisition on July 19, 2005), on a stand-alone basis; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

        As of and for the three and six months ended June 30, 2006:

	IAC	IAC Search & Media, Inc.	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance sheet as of June 30, 2006:
Current assets	$1,129,960	$130,475	$2,395,152	$—	$3,655,587
Property, plant and equipment, net	—	46,027	547,449	—	593,476
Goodwill and intangible assets, net	—	1,854,648	6,989,271	—	8,843,919
Investment in subsidiaries	12,461,871	1,204,757	11,879,870	(25,546,498)	—
Other non-current assets	172,430	28,036	136,480	—	336,946

Total assets	$13,764,261	$3,263,943	$21,948,222	$(25,546,498)	$13,429,928

Current liabilities	$25,956	$64,273	$2,111,598	$—	$2,201,827
Long-term debt, net of current maturities	726,252	31,446	100,365	—	858,063
Other long-term liabilities and minority interest	738,441	157,091	550,179	—	1,445,711
Intercompany liabilities	3,349,285	(91,353)	(3,257,932)	—	—
Interdivisional equity	—	3,108,515	20,994,737	(24,103,252)	—
Shareholders' equity (deficit)	8,924,327	(6,029)	1,449,275	(1,443,246)	8,924,327

Total liabilities and shareholders' equity (deficit)	$13,764,261	$3,263,943	$21,948,222	$(25,546,498)	$13,429,928

Statement of operations for the three months ended June 30, 2006:
Revenue	$—	$114,061	$1,498,261	$—	$1,612,322
Operating expenses	—	(127,649)	(1,403,452)	—	(1,531,101)
Interest (expense) income, net	(110,291)	1,261	112,687	—	3,657
Other income, net	168,564	12,062	10,616	(174,938)	16,304
Income tax provision	—	(525)	(42,363)	—	(42,888)
Minority interest in income of consolidated subsidiaries	815	—	(21)	—	794

Earnings (loss) from continuing operations	59,088	(790)	175,728	(174,938)	59,088
Discontinued operations, net of tax	(5,280)	—	(5,280)	5,280	(5,280)

Earnings (loss) before preferred dividends	53,808	(790)	170,448	(169,658)	53,808
Preferred dividends	—	—	—	—	—

Net earnings (loss) available to common shareholders	$53,808	$(790)	$170,448	$(169,658)	$53,808

Statement of operations for the six months ended June 30, 2006:
Revenue	$—	$217,417	$2,942,256	$—	$3,159,673
Operating expenses	—	(237,966)	(2,766,984)	—	(3,004,950)
Interest (expense) income, net	(217,012)	1,342	223,117	—	7,447
Other income, net	323,180	11,135	20,212	(333,317)	21,210
Income tax benefit (provision)	—	2,507	(79,683)	—	(77,176)
Minority interest in income of consolidated subsidiaries	707	—	(36)	—	671

Earnings (loss) from continuing operations	106,875	(5,565)	338,882	(333,317)	106,875
Discontinued operations, net of tax	(5,884)	—	(5,884)	5,884	(5,884)

Earnings (loss) before preferred dividends	100,991	(5,565)	332,998	(327,433)	100,991
Preferred dividends	—	—	—	—	—

Net earnings (loss) available to common shareholders	$100,991	$(5,565)	$332,998	$(327,433)	$100,991

Statement of cash flows for the six months ended June 30, 2006:
Cash flows (used in) provided by operating activities attributable to continuing operations	$(161,378)	$55,705	$477,027	$—	$371,354
Cash flows (used in) provided by investing activities attributable to continuing operations	(59,278)	(9,471)	290,059	—	221,310
Cash flows provided by (used in) financing activities attributable to continuing operations	220,656	(46,203)	(710,997)	—	(536,544)
Net cash used in discontinued operations	—	—	(927)	—	(927)
Effect of exchange rate changes on cash and cash equivalents	—	1,351	17,042	—	18,393
Cash and cash equivalents at beginning of period	—	72,977	914,103	—	987,080

Cash and cash equivalents at end of period	$—	$74,359	$986,307	$—	$1,060,666

        For the three and six months ended June 30, 2005:

	IAC	IAC Search & Media, Inc.	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the three months ended June 30, 2005:
Revenue	$—	$—	$1,371,816	$—	$1,371,816
Operating expenses	—	—	(1,306,196)	—	(1,306,196)
Interest (expense) income, net	(100,473)	—	124,632	—	24,159
Other income, net	509,883	—	525,990	(453,659)	582,214
Income tax provision	—	—	(262,459)	—	(262,459)
Minority interest in income of consolidated subsidiaries	(694)	—	(124)	—	(818)

Earnings from continuing operations	408,716	—	453,659	(453,659)	408,716
Discontinued operations, net of tax	212,666	—	212,666	(212,666)	212,666

Earnings before preferred dividends	621,382	—	666,325	(666,325)	621,382
Preferred dividends	(3,263)	—	—	—	(3,263)

Net earnings available to common shareholders	$618,119	$—	$666,325	$(666,325)	$618,119

Statement of operations for the six months ended June 30, 2005:
Revenue	$—	$—	$2,504,209	$—	$2,504,209
Operating expenses	—	—	(2,383,607)	—	(2,383,607)
Interest (expense) income, net	(162,432)	—	216,777	—	54,345
Other income, net	598,852	—	509,043	(542,961)	564,934
Income tax provision	—	—	(303,080)	—	(303,080)
Minority interest in income of consolidated subsidiaries	(1,044)	—	(381)	—	(1,425)

Earnings from continuing operations	435,376	—	542,961	(542,961)	435,376
Discontinued operations, net of tax	258,218	—	258,218	(258,218)	258,218

Earnings before preferred dividends	693,594	—	801,179	(801,179)	693,594
Preferred dividends	(6,526)	—	—	—	(6,526)

Net earnings available to common shareholders	$687,068	$—	$801,179	$(801,179)	$687,068

Statement of cash flows for the six months ended June 30, 2005:
Cash flows (used in) provided by operating activities attributable to continuing operations	$(135,161)	$—	$275,630	$—	$140,469
Cash flows (used in) provided by investing activities attributable to continuing operations	(757,092)	—	2,257,700	—	1,500,608
Cash flows provided by (used in) financing activities attributable to continuing operations	892,253	—	(1,860,906)	—	(968,653)
Net cash provided by discontinued operations	—	—	629,938	—	629,938
Effect of exchange rate changes on cash and cash equivalents	—	—	(29,650)	—	(29,650)
Cash and cash equivalents at beginning of period	—	—	999,698	—	999,698

Cash and cash equivalents at end of period	$—	$—	$2,272,410	$—	$2,272,410

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

Continuing Operations

Supplemental disclosure of non-cash transactions for the six months ended June 30, 2006

        For the six months ended June 30, 2006, the Company recognized non-cash compensation expense of $52.7 million.

        For the six months ended June 30, 2006, the Company recognized amortization of non-cash marketing expense of $18.0 million. Amortization of non-cash marketing expense consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the "NBC Universal Advertising"). The NBC Universal Advertising is available for telelvision advertising on various NBC Universal network and cable channels without any cash cost.

        For the six months ended June 30, 2006, the Company recognized pre-tax income of $17.3 million from equity income of unconsolidated affiliates.

        For the six months ended June 30, 2006, the Company recognized non-cash revenues of $3.0 million as a result of deferred revenue recorded in connection with various acquisitions.

        During the six months ended June 30, 2006, $79.3 million principal amount of Convertible Notes was converted by the holders. Upon conversion, 3.0 million shares of IAC common stock and 3.0 million shares of Expedia common stock were issued to the holders.

Supplemental disclosure of non-cash transactions for the six months ended June 30, 2005

        For the six months ended June 30, 2005, the Company recognized non-cash compensation expense of $29.0 million.

        In connection with IAC's sale of its common and preferred interests in VUE, IAC received 28.3 million IAC common shares into treasury, valued at $1.4 billion, as part of the consideration.

        For the six months ended June 30, 2005, the Company recognized $18.3 million of paid-in-kind interest income on the VUE Series A Preferred interest received in connection with the formation of VUE.

        For the six months ended June 30, 2005, the Company recognized pre-tax income of $33.4 million from equity income of unconsolidated affiliates, including income of $22.0 million from its common interest in VUE.

        For the six months ended June 30, 2005, the Company recognized non-cash revenues of $13.9 million as a result of deferred revenue recorded in connection with various acquisitions.

Discontinued Operations

Supplemental disclosure of non-cash transactions for the six months ended June 30, 2005

        For the six months ended June 30, 2005, Expedia recognized non-cash marketing expense of $3.9 million and non-cash compensation expense of $80.9 million.

        For the six months ended June 30 2005, Expedia recognized pre-tax losses of $0.8 million from equity losses of unconsolidated affiliates.

NOTE 14—RESTRUCTURING CHARGES

        As of June 30, 2006 and December 31, 2005, the accrual balance related to restructuring charges was $3.5 million and $3.2 million, respectively. The 2006 balance relates primarily to ongoing obligations for facility leases and employee termination agreements, and is expected to be paid out according to the terms of these agreements.

        During the six months ended June 30, 2006, $1.5 million of restructuring charges were incurred, primarily related to employee termination agreements and $0.2 million of restructuring reserves were reversed as a result of rent accruals no longer needed. The net amount of $1.3 million is included in general and administrative expense in the accompanying consolidated statement of operations. In addition, during the six months ended June 30, 2006, the Company made payments of approximately $1.0 million primarily related to lease obligations for abandoned facilities and employee termination costs.

NOTE 15—INCOME TAXES

        For the three and six months ended June 30, 2006, the Company recorded tax provisions on continuing operations of $42.9 million and $77.2 million, respectively, which each represent an effective tax rate of 42%. The tax rate for the three months ended June 30, 2006 is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by the non-taxable gain associated with changes in the fair value of the derivatives that were created in the Spin-Off. The tax rate for the six months ended June 30, 2006 is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies.

        For the three and six months ended June 30, 2005, the Company recorded tax provisions on continuing operations of $262.5 million and $303.1 million, respectively, which represent effective tax rates of 39% and 41%, respectively. The tax rates for the three and six months ended June 30, 2005 are higher than the federal statutory rate of 35% due principally to state taxes, non-deductible non-cash compensation expense and non-deductible transaction expenses related to the Spin-Off.

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

        In June 2005, the Company sold its 48.6% ownership in EUVÍA. Additionally, TV Travel Shop ceased operations during the second quarter of 2005 and Quiz TV Limited, which was previously reported in our Emerging Businesses group, ceased operations during the second quarter of 2006.

        Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include Expedia through June 30, 2005 and EUVÍA through June 2, 2005. TV Travel Shop and Quiz TV Limited are presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented. Further, all IAC common stock share information and related per share prices have been adjusted to reflect IAC's one-for-two reverse stock split.

        For a more detailed presentation of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2005.

Results of operations for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005

        Set forth below are the contributions made by our various sectors, our emerging businesses and corporate expenses to consolidated revenues, operating income and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three and six months ended June 30, 2006 and 2005 (Dollars in millions, rounding differences may occur):

	Three months ended June 30,				Six months ended June 30,
	2006	Percentage of total	2005	Percentage of total	2006	Percentage of total	2005	Percentage of total
Revenue:
Retailing	$774.9	48%	$761.6	56%	$1,543.9	49%	$1,360.5	54%
Services	533.2	33%	445.7	32%	1,015.7	32%	825.6	33%
Media & Advertising	131.3	8%	11.5	1%	248.9	8%	20.5	1%
Membership & Subscriptions	171.1	11%	161.3	12%	349.6	11%	315.1	13%
Emerging Businesses	6.4	0%	2.8	0%	11.1	0%	2.8	0%
Intersegment eliminations	(4.6)	0%	(11.1)	(1)%	(9.5)	0%	(20.3)	(1)%

Total	$1,612.3	100%	$1,371.8	100%	$3,159.7	100%	$2,504.2	100%

	Three months ended June 30,				Six months ended June 30,
	2006	Percentage of total	2005	Percentage of total	2006	Percentage of total	2005	Percentage of total
Operating Income (Loss):
Retailing	$47.0	58%	$42.9	65%	$91.9	59%	$88.7	74%
Services	80.9	99%	66.6	102%	149.3	97%	110.0	91%
Media & Advertising	(11.3)	(14)%	1.8	3%	(17.8)	(11)%	0.9	1%
Membership & Subscriptions	21.3	26%	14.7	22%	38.4	25%	32.3	27%
Emerging Businesses	(6.8)	(8)%	(4.7)	(7)%	(12.9)	(8)%	(8.8)	(7)%
Corporate and other	(49.8)	(61)%	(55.8)	(85)%	(94.2)	(61)%	(102.5)	(85)%

Total	$81.2	100%	$65.6	100%	$154.7	100%	$120.6	100%

	Three months ended June 30,				Six months ended June 30,
	2006	Percentage of total	2005	Percentage of total	2006	Percentage of total	2005	Percentage of total
Operating Income Before Amortization:
Retailing	$57.9	35%	$58.7	48%	$119.5	37%	$118.0	51%
Services	96.1	58%	83.7	68%	177.9	55%	146.7	63%
Media & Advertising	10.7	6%	1.9	2%	22.3	7%	1.0	0%
Membership & Subscriptions	29.5	18%	23.6	19%	58.2	18%	50.1	21%
Emerging Businesses	(6.6)	(4)%	(4.4)	(4)%	(12.5)	(4)%	(8.4)	(4)%
Corporate and other	(22.6)	(14)%	(40.1)	(32)%	(42.3)	(13)%	(74.1)	(32)%

Total	$165.1	100%	$123.4	100%	$323.1	100%	$233.4	100%

IAC Consolidated Results

  For the three months ended June 30, 2006 compared to the three months ended June 30, 2005

        Revenue increased $240.5 million, or 18%, as a result of revenue increases of $119.8 million, or 1,041%, from the Media & Advertising sector, $87.5 million, or 20%, from the Services sector, $13.3 million, or 2%, from the Retailing sector and $9.8 million, or 6%, from the Membership & Subscriptions sector. The revenue growth from the Media & Advertising sector was driven primarily by the acquisition of IAC Search & Media (formerly Ask Jeeves, Inc.) on July 19, 2005. The growth in the Services sector was driven by a strong summer concert season, higher sporting event ticket sales and continued international strength at our Ticketing segment as well as growth at the Lending segment, particularly from higher revenue per loan sold, increased sales of loans into the secondary market and growth in the Lending exchange. The Teleservices segment also contributed to the increase in the Services sector as a result of increases in revenue from existing and new clients both domestically and internationally. The increase in the Retailing sector was due to higher catalog revenue and strong online performance, including a modest contribution from Shoebuy.com, which was acquired February 3, 2006. Partially offsetting the growth in the Retailing sector was slightly lower sales at HSN along with disappointing performance from Retailing International. The growth in Membership & Subscriptions was led by Personals, which increased worldwide subscribers by 15%, and Vacations, which had a 5% increase in members, partially offset by a decline at Discounts as a result of lower sales of its spring season product offering.

        Gross profit increased $154.7 million, or 26%, primarily reflecting the IAC Search & Media acquisition in the Media & Advertising sector. Gross margins increased to 47% in 2006 from 44% in 2005 reflecting higher margins at the Membership & Subscriptions sector, and to a lesser extent, the Services sector, which was primarily driven by Ticketing and Teleservices, partially offset by lower margins at Lending.

        Selling and marketing expense increased $83.1 million, or 33%. As a percentage of revenue, selling and marketing expense increased to 21% in 2006 from 18% in 2005. The increase in selling and marketing expense primarily reflects the impact of the inclusion of IAC Search & Media in the Media & Advertising sector, and increases in marketing spending at Lending and Personals. The Lending segment experienced increased marketing expense to drive volume in more difficult mortgage market conditions. In addition, Personals experienced higher marketing expenses relating primarily to the company's domestic and international offline marketing campaigns in 2006. Also contributing to the increase in selling and marketing expense was the Retailing sector, which was impacted by increased catalog circulation. Partially offsetting these increases was a decrease in marketing spending at Real Estate due in part to the effort to reduce marketing costs in response to lower conversion rates.

        General and administrative expense increased $23.6 million, or 13%, due primarily to the inclusion of the results of IAC Search & Media and Shoebuy.com in the 2006 results. General and administrative expense also reflects increased employee costs at several operating segments including Lending and Real Estate due in part to increases in headcount from the prior year period resulting from the growth in these businesses. In addition, IAC's general and administrative expense includes non-cash compensation expense of $24.2 million, which reflects an increase of $9.3 million, primarily related to unvested stock options assumed in the IAC Search & Media acquisition as well as expense associated with equity grants and modifications during and subsequent to the second quarter of 2005. These expenses were partially offset by the absence of Spin-Off related expenses in 2006. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore has not restated results for prior periods. There was no impact to the amount of non-cash stock-based compensation recorded in the consolidated statement of operations for the three months ended June 30, 2006 as a result of adopting SFAS 123R. The Company has been recognizing expense for all stock-based grants since August 9, 2005, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", due to the modification resulting from the Spin-Off. The majority of IAC's non-cash compensation expense is reflected in general and administrative expense. As of June 30, 2006, there was approximately $277.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of 3.3 years.

        Other operating expense increased $10.4 million, or 42%, due primarily to the inclusion of the results of IAC Search & Media in the 2006 results. Other operating expense consists primarily of production and programming costs at the Retailing sector and product development expenses related to the design, development, testing and enhancement of IAC Search & Media's technology.

        Depreciation expense increased $7.9 million, or 23%, due primarily to capital expenditures made throughout 2005 and through the second quarter of 2006 and various acquisitions, partially offset by certain fixed assets becoming fully depreciated during the period.

        Operating Income Before Amortization increased $41.7 million, or 34%, growing at a faster rate than revenue due primarily to the improved operating results of Ticketing, Personals, Teleservices and Vacations, partially offset by sales and margin declines at Retailing International and Discounts and increased marketing spending at Lending as noted above. Operating Income Before Amortization was also favorably impacted by a decrease in Corporate expenses due primarily to the inclusion of Spin-Off transaction expenses and intercompany eliminations totaling $17.0 million in the prior year period.

        Operating income increased $15.6 million, or 24%, reflecting the increase in Operating Income Before Amortization noted above, partially offset by an increase in total non-cash compensation expense of $11.9 million, or 71%, an increase in non-cash marketing expense of $9.5 million and an increase in intangible amortization expense of $4.6 million, or 11%. The non-cash marketing expense consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the "NBC Universal Advertising"). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost. The increase in the amortization of intangibles relates primarily to the acquisition of IAC Search & Media, partially offset by lower amortization expense at the Retailing sector.

        Interest income decreased $24.1 million in 2006 compared with 2005, primarily as a result of decreased interest income earned on the VUE preferred securities of $24.2 million as these interests were sold on June 7, 2005. Interest expense decreased $3.6 million in 2006 compared with 2005 primarily as a result of the prior year inclusion of interest expense on the Company's 6 3/4% Senior Notes which matured November 15, 2005. This decrease in interest expense was partially offset by the impact of higher interest rates on interest rate swap arrangements, interest expense on the New York City Industrial Development Agency Liberty Bonds due September 1, 2035 ("Liberty Bonds") and interest expense on the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes").

        Equity in income of unconsolidated affiliates decreased $41.9 million, or 84%. Since the Company sold its interests in VUE in June 2005, no equity income from this investment was recorded for the three months ended June 30, 2006. The Company recognized $43.1 million of equity income from its investment in VUE for the three months ended June 30, 2005. This decline was partially offset by a $1.2 million increase in equity income of unconsolidated affiliates primarily from HSN International's investment in Jupiter Shop Channel. In addition, the Company realized a pre-tax gain in the second quarter of 2005 of $523.5 million from the sale of its interests in VUE.

        Other income (expense) decreased by $0.5 million due primarily to decreased realized gains related to marketable securities and a decrease in foreign currency exchange gains. These decreases in other income (expense) were substantially offset by a $5.1 million gain in 2006 related to the change in fair value of the derivatives that were created in the Spin-Off due to IAC's obligation to deliver shares of both IAC and Expedia common stock upon the conversion of the Convertible Notes and the exercise of certain IAC warrants. These derivatives are marked to market each reporting period.

        In 2006, the Company recorded a tax provision on continuing operations of $42.9 million which represents an effective tax rate of 42%. The 2006 tax rate is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by the non-taxable gain associated with changes in the fair value of the derivatives that were created in the Spin-Off. In 2005, the Company recorded a tax provision on continuing operations of $262.5 million which represents an effective tax rate of 39%. The 2005 tax rate is higher than the federal statutory rate of 35% due principally to state taxes, non-deductible non-cash compensation expense and non-deductible transaction expenses related to the Spin-Off.

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

        In June 2005, the Company sold its 48.6% ownership interest in EUVÍA. During the second quarter of 2005, TV Travel Shop ceased the sale of third-party travel products through its broadcast programming. On August 9, 2005, IAC completed the Spin-Off of Expedia to its shareholders. Additionally, during the second quarter of 2006, Quiz TV Limited, which was previously reported in Emerging Businesses, ceased operations. Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include Expedia through June 30, 2005 and EUVÍA through June 2, 2005. TV Travel Shop, Quiz TV Limited, Styleclick, ECS and Avaltus are presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented. (Loss) income from these discontinued operations in the second quarter of 2006 and 2005 was $(5.3) million and $133.0 million, respectively, net of tax. The 2006 amount is principally due to the losses of Quiz TV Limited and the 2005 amount is principally due to the income of Expedia. The 2005 amount also includes a tax benefit of $62.8 million related to the write-off of the Company's investment in TV Travel Shop. Additionally, in 2005 the Company recognized a gain of $79.6 million on the sale of EUVIA, net of tax.

  For the six months ended June 30, 2006 compared to the six months ended June 30, 2005

        Revenue increased $655.5 million, or 26%, as a result of revenue increases of $228.4 million, or 1,114%, from the Media & Advertising sector, $190.1 million, or 23%, from the Services sector, $183.5 million, or 13%, from the Retailing sector, and $34.4 million, or 11%, from the Membership & Subscriptions sector. The revenue growth from the Media & Advertising sector was driven primarily by the acquisition of IAC Search & Media on July 19, 2005. The growth from the Retailing sector was driven primarily by the acquisitions of Cornerstone Brands on April 1, 2005 and Shoebuy.com on February 3, 2006, respectively. Partially offsetting the revenue growth in the Retailing sector was disappointing performance at both HSN and Retailing International. The increase in the Services sector was driven by higher domestic concert and sporting event ticket sales and continued international strength at our Ticketing segment as well as growth at the Lending segment, particularly from increased sales of loans into the secondary market, higher revenue per loan sold and growth in the Lending exchange. The Teleservices segment also contributed to the increase in the Services sector as a result of increases in existing and new business both domestically and internationally. The growth in Membership & Subscriptions was led by increased worldwide subscribers at Personals as noted above in the three month discussion.

        Gross profit increased $380.6 million, or 35%, primarily reflecting the IAC Search & Media and Cornerstone Brands acquisitions in the Media & Advertising and Retailing sectors, respectively. Gross margins increased to 47% in 2006 from 44% in 2005 reflecting higher margins at the Membership & Subscriptions sector, and to a lesser extent, the Services sector, which was primarily driven by Ticketing, partially offset by lower margins at Lending.

        Selling and marketing expense increased $223.7 million, or 52%. As a percentage of revenue, selling and marketing expense increased to 21% in 2006 from 17% in 2005. The increase in selling and marketing expense primarily reflects the impact of the inclusion of IAC Search & Media and Cornerstone Brands in the Media & Advertising and Retailing sectors, respectively, and increases in marketing spending at Lending and Personals, as noted above in the three month discussion.

        General and administrative expense increased $54.3 million, or 16%, due primarily to the inclusion of the results of IAC Search & Media, Cornerstone Brands and Shoebuy.com in the 2006 results. General and administrative expense also reflects increased employee costs at several operating segments mainly at Lending and Personals due in part to increases in headcount resulting from growth in these businesses. In addition, IAC's general and administrative expense includes non-cash compensation expense of $44.0 million, which reflects an increase of $18.8 million, primarily related to unvested stock options assumed in the IAC Search & Media and Cornerstone Brands acquisitions as well as expense associated with equity grants and modifications during and subsequent to the second quarter of 2005. These expenses were partially offset by the absence of Spin-Off related expenses in 2006, reduction of litigation reserves, lower professional fees, and a favorable settlement of a lawsuit. As noted above in the three month discussion, the Company has been recognizing expense for all stock-based grants since August 9, 2005, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", due to the modification resulting from the Spin-Off. There was no impact to the amount of non-cash stock-based compensation recorded in the consolidated statement of operations for the six months ended June 30, 2006 as a result of adopting SFAS 123R. The majority of IAC's non-cash compensation expense is reflected in general and administrative expense.

        Other operating expense increased $20.5 million, or 41%, due primarily to the inclusion of the results of IAC Search & Media in the 2006 results as noted above in the three month discussion.

        Depreciation expense increased $16.0 million, or 23%, due primarily to capital expenditures made throughout 2005 and through the first half of 2006 and various acquisitions, partially offset by certain fixed assets becoming fully depreciated during the period.

        Operating Income Before Amortization increased $89.7 million, or 38%, due primarily to the improved operating results of Ticketing, Personals and Vacations and the impact of the Cornerstone Brands and IAC Search & Media acquisitions. Operating Income Before Amortization was also favorably impacted by a decrease in Corporate expenses due primarily to the inclusion of Spin-Off transaction expenses and intercompany eliminations totaling $29.1 million in the prior year period. Partially offsetting these increases were margin declines at HSN, increased marketing spending at Lending and disappointing results at Discounts.

        Operating income increased $34.1 million, or 28%, reflecting the increase in Operating Income Before Amortization noted above, partially offset by an increase in total non-cash compensation expense of $23.7 million, or 82%, an increase in non-cash marketing expense of $18.0 million and an increase in intangible amortization expense of $13.9 million, or 17%. The non-cash marketing expense relates to the use of non-cash advertising noted above in the three month discussion. The increase in the amortization of intangibles relates primarily to the acquisition of IAC Search & Media, partially offset by lower amortization expense at the Services and Retailing sectors.

        Interest income decreased $53.6 million in 2006 compared with 2005 primarily as a result of decreased interest income earned on the VUE preferred securities of $51.0 million as these interests were sold on June 7, 2005. Interest expense decreased $6.7 million in 2006 compared with 2005 as a result of the prior year inclusion of interest expense on the Company's 6 3/4% Senior Notes which matured on November 15, 2005. This decrease was partially offset by the impact of higher interest rates on interest rate swap arrangements and interest expense on the Liberty Bonds and Convertible Notes.

        Equity in the income of unconsolidated affiliates decreased $16.1 million, or 48%. Since the Company sold its interests in VUE in June 2005, no equity income from this investment was recorded for the six months ended June 30, 2006. The Company recognized $22.0 million of equity income from its investment in VUE for the six months ended June 30, 2005. This decline was partially offset by a $5.9 million increase in equity income of unconsolidated affiliates primarily from HSN International's investment in Jupiter Shop Channel. In addition, the Company realized a pre-tax gain in the second quarter of 2005 of $523.5 million from the sale of its interests in VUE.

        Other income (expense) decreased by $4.2 million in 2006. In 2005, other income (expense) was impacted by a $16.7 million gain on the sale of our minority interest share in the Italian home shopping operations partially offset by $13.2 million in realized losses on the sale of marketable securities.

        In 2006, the Company recorded a tax provision on continuing operations of $77.2 million which represents an effective tax rate of 42%. The 2006 tax rate is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies. In 2005, the Company recorded a tax provision on continuing operations of $303.1 million which represents an effective tax rate of 41%. The 2005 tax rate is higher than the federal statutory rate of 35% due principally to state taxes, non-deductible non-cash compensation expense and non-deductible transaction expenses related to the Spin-Off.

        (Loss) income from the discontinued operations in 2006 and 2005 was $(5.9) million and $178.6 million, respectively, net of tax. The 2006 amount is principally due to the losses of Quiz TV Limited and TV Travel Shop, and the 2005 amount is principally due to the income of Expedia and a tax benefit of $62.8 million related to the write-off of the Company's investment in TV Travel Shop. Additionally, the Company recognized a gain on the sale of EUVIA of $79.6 million, net of tax, in 2005.

        In addition to the discussion of consolidated results, the following is a discussion of the results of each sector (Dollars in millions, rounding differences may occur).

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Growth	2006	2005	Growth
Revenue:
Retailing:
U.S.	$696.2	$667.1	4%	$1,369.4	$1,165.1	18%
International	78.7	94.5	(17)%	174.5	195.4	(11)%

Total Retailing	774.9	761.6	2%	1,543.9	1,360.5	13%
Services:
Ticketing	295.1	257.8	14%	540.8	469.1	15%
Lending	107.9	85.4	26%	221.9	157.3	41%
Real Estate	15.0	14.9	1%	26.5	26.7	(1)%
Teleservices	99.2	77.0	29%	196.6	154.1	28%
Home Services	16.0	10.6	50%	29.9	18.3	64%

Total Services	533.2	445.7	20%	1,015.7	825.6	23%
Media & Advertising	131.3	11.5	1,041%	248.9	20.5	1,114%
Membership & Subscriptions:
Vacations	74.1	67.8	9%	155.4	142.8	9%
Personals	78.3	61.2	28%	151.6	115.3	31%
Discounts	19.5	33.1	(41)%	43.4	57.7	(25)%
Intra-sector elimination	(0.8)	(0.7)	(10)%	(0.9)	(0.7)	(19)%

Total Membership & Subscriptions	171.1	161.3	6%	349.6	315.1	11%
Emerging Businesses	6.4	2.8	131%	11.1	2.8	297%
Intersegment eliminations	(4.6)	(11.1)	59%	(9.5)	(20.3)	53%

Total	$1,612.3	$1,371.8	18%	$3,159.7	$2,504.2	26%

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Growth	2006	2005	Growth
Operating Income (Loss):
Retailing:
U.S.	$49.9	$43.5	15%	$92.5	$86.8	7%
International	(2.9)	(0.6)	(395)%	(0.6)	1.9	NM

Total Retailing	47.0	42.9	9%	91.9	88.7	4%
Services:
Ticketing	68.9	55.3	24%	127.8	95.3	34%
Lending	9.8	15.6	(37)%	18.8	21.4	(12)%
Real Estate	(6.8)	(9.4)	27%	(13.6)	(18.5)	27%
Teleservices	5.6	2.4	133%	10.6	6.6	59%
Home Services	3.5	2.7	27%	5.7	5.2	11%

Total Services	80.9	66.6	21%	149.3	110.0	36%
Media & Advertising	(11.3)	1.8	NM	(17.8)	0.9	NM
Membership & Subscriptions:
Vacations	22.5	19.5	16%	52.7	46.3	14%
Personals	16.6	9.5	74%	18.6	13.9	34%
Discounts	(17.9)	(14.3)	(25)%	(32.9)	(27.9)	(18)%

Total Membership & Subscriptions	21.3	14.7	44%	38.4	32.3	19%
Emerging Businesses	(6.8)	(4.7)	(44)%	(12.9)	(8.8)	(47)%
Corporate and other	(49.8)	(55.8)	11%	(94.2)	(102.5)	8%

Total	$81.2	$65.6	24%	$154.7	$120.6	28%

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Growth	2006	2005	Growth
Operating Income Before Amortization:
Retailing:
U.S.	$60.5	$59.0	3%	$119.5	$115.5	3%
International	(2.6)	(0.3)	(879)%	—	2.5	(99)%

Total Retailing	57.9	58.7	(1)%	119.5	118.0	1%
Services:
Ticketing	75.9	62.7	21%	141.7	109.7	29%
Lending	14.8	20.9	(29)%	27.7	36.2	(24)%
Real Estate	(4.6)	(5.9)	22%	(9.6)	(11.4)	16%
Teleservices	5.6	2.4	133%	10.6	6.6	59%
Home Services	4.4	3.6	21%	7.6	5.6	35%

Total Services	96.1	83.7	15%	177.9	146.7	21%
Media & Advertising	10.7	1.9	468%	22.3	1.0	2,220%
Membership & Subscriptions:
Vacations	28.9	25.8	12%	65.3	58.9	11%
Personals	17.3	10.4	66%	23.2	15.9	47%
Discounts	(16.6)	(12.7)	(31)%	(30.3)	(24.7)	(23)%

Total Membership & Subscriptions	29.5	23.6	25%	58.2	50.1	16%
Emerging Businesses	(6.6)	(4.4)	(48)%	(12.5)	(8.4)	(49)%
Corporate and other	(22.6)	(40.1)	44%	(42.3)	(74.1)	43%

Total	$165.1	$123.4	34%	$323.1	$233.4	38%

Operating Income Before Amortization as a percentage of revenue	10%	9%		10%	9%

        Refer to pages 58 through 61 for reconciliation by sector of Operating Income Before Amortization to Operating Income.

Retailing

        Revenue for the Retailing sector increased for the three and six months ended June 30, 2006 primarily due to higher catalog revenue and strong on-line performance, including a modest contribution from Shoebuy.com. Results for Retailing U.S. include Cornerstone Brands and Shoebuy.com from April 1, 2005 and February 3, 2006, respectively. Partially offsetting the growth at the Retailing sector was slightly lower sales at HSN and disappointing performance from Retailing International.

  U.S.

  For the three months ended June 30, 2006 compared to the three months ended June 30, 2005

        Revenue grew 4% to $696.2 million, benefiting from a 5% increase in average price point partially offset by a 1% decrease in units shipped and a 90 basis point increase in return rates. Overall, Retailing U.S. experienced higher revenue from catalogs, partially offset by slightly lower sales at HSN. Strong online performance, including a modest contribution from Shoebuy.com, contributed to the overall revenue growth. The decline in HSN sales was driven primarily by disappointing performance in the Home Hard Goods and Health and Beauty categories, higher return rates in several product categories, as well as product mix shifts into categories with generally higher average return rates. Catalogs sales growth benefited primarily from higher circulation and average price points, partially offset by slightly higher return rates.

        Operating Income Before Amortization grew 3% to $60.5 million, growing at a slightly slower rate than revenue due primarily to higher operating costs associated with the increased circulation of catalogs and higher on-air distribution expenses, partially offset by an increase in gross margins of 80 basis points. The increase in gross margins is due primarily to the catalogs business. Gross margins in 2006 were also favorably impacted by a $1.9 million settlement received in connection with a class action lawsuit. Gross margins in 2005 were favorably impacted by a $5.0 million adjustment related to certain accrued liabilities. Higher return rates impact both revenue and gross margins, as higher returns result in higher warehouse processing costs and higher inventory mark-downs for goods that are not resalable at full retail price. The impact of the increase in overall return rates on gross margins was $3.6 million.

        Operating income increased 15% to $49.9 million, reflecting the increase in Operating Income Before Amortization described above as well as a $6.2 million decrease in the amortization of intangibles resulting from certain intangible assets being fully amortized in 2006, partially offset by a $1.3 million increase in non-cash compensation expense.

        The negative trends at HSN have led to disappointing results so far this year. We have taken, and continue to take, steps to address these issues, but given the nature of the retailing business, we do not anticipate an immediate recovery. While we expect to see somewhat improved top line performance in the back half of the year, we also expect to see some margin pressure arising from cost pressures in the distribution area and in certain other operating expenses.

  For the six months ended June 30, 2006 compared to the six months ended June 30, 2005

        Revenue grew 18% to $1.4 billion, principally reflecting the inclusion of Cornerstone Brands since its acquisition in April 2005 and subsequent second quarter growth of the catalogs business, partially offset by a slight decline at HSN. Revenue in 2006 was also favorably impacted by the acquisition of Shoebuy.com. Revenue benefited from a 7% increase in average price point and an 11% increase in units shipped, partially offset by a 160 basis point increase in return rates. HSN's revenue decreased 2% in 2006 compared with 2005 primarily as a result of a 2% decrease in units shipped and a 190 basis point increase in return rates, partially offset by an increase in average price point. Overall, HSN experienced disappointing merchandising performance, particularly TV sales of products in the Home Hard Goods, Health and Beauty and Home Fashions categories despite double-digit online sales growth at HSN.com. HSN's sales were also adversely impacted by higher overall return rates in several product categories, as well as product mix shifts into categories with generally higher average return rates.

        Operating Income Before Amortization grew 3% to $119.5 million, due primarily to the higher revenue noted above and an increase in gross margins of 70 basis points, partially offset by an increase in return rates. Although Retailing U.S. benefited from higher gross margins at Cornerstone Brands, gross margins at HSN declined 90 basis points principally due to product margin declines in Ready to Wear, increased shipping and handling promotions and higher return rates. As noted above, gross margins in 2006 were also favorably impacted by a $1.9 million settlement received in connection with a class action lawsuit and gross margins in 2005 were impacted by a $5.0 million favorable adjustment to certain accrued liabilities. Higher return rates impact both revenue and gross margins as noted above in the three month discussion. The impact of the increase in overall return rates on gross margins was $11.0 million in the first half of 2006.

        Operating income increased 7% to $92.5 million primarily due to the increase in Operating Income Before Amortization described above as well as a $3.9 million decrease in the amortization of intangibles, partially offset by a $2.2 million increase in non-cash compensation expense.

  International

  For the three months ended June 30, 2006 compared to the three months ended June 30, 2005

        Revenue decreased 17% to $78.7 million due to a decrease in sales across most product categories and an increase in return rates. Foreign exchange had little impact on the results during the period. The declining sales partially reflects the impact of order processing delays arising from difficulties related to the start-up of a new fulfillment center and a decline in cable distribution.

        Operating Income Before Amortization loss and operating loss increased to a loss of $2.6 million and a loss of $2.9 million, respectively, primarily reflecting the decline in sales.

  For the six months ended June 30, 2006 compared to the six months ended June 30, 2005

        Revenue decreased 11% to $174.5 million in U.S. dollars, 6% excluding the impact of foreign exchange, due primarily to a decrease in sales noted above and an increase in return rates.

        Operating Income Before Amortization decreased 99% to breakeven. Results were adversely impacted by order processing delays as noted above in the three month discussion, partially offset by lower depreciation expense and the recovery in the prior year of a fully reserved receivable.

        Operating income (loss) declined to a loss of $0.6 million as compared to operating income of $1.9 million in the prior year period. Results were impacted primarily due to the decrease in Operating Income Before Amortization described above.

Services

        Revenue, Operating Income Before Amortization and operating income for the Services sector increased for the three and six months ended June 30, 2006, driven primarily by growth at Ticketmaster, due to higher domestic concert and sporting event ticket sales and international expansion. Lending had significant revenue growth but higher marketing expenses and increased operating costs contributed to declines in Lending's Operating Income Before Amortization and operating income.

  Ticketing

  For the three months ended June 30, 2006 compared to the three months ended June 30, 2005

        Revenue grew 14% to $295.1 million driven by increases in both domestic and international revenue as total worldwide tickets sold increased by 7% to 32.8 million with a 6% higher average revenue per ticket. Domestic revenue increased by 12% due primarily to the strength in the U.S. concert season and an increased contribution from sporting event ticket sales, which benefited from the return of the NHL, along with a 5% increase in average domestic revenue per ticket. The increase in average domestic revenue per ticket resulted in part from the higher mix of live music and sporting events. International revenue increased by 21% due primarily to increased revenue from the United Kingdom and Australia. Foreign exchange had little impact on the results during the period.

        Operating Income Before Amortization increased 21% to $75.9 million, growing at a faster rate than revenue due primarily to operational efficiencies resulting from increased ticket volume, increased average revenue per ticket and sales distribution efficiencies. These favorable impacts were partially offset by higher domestic ticket royalties as a percentage of revenue.

        Operating income increased 24% to $68.9 million, primarily due to the increase in Operating Income Before Amortization described above as well as a decrease in the amortization of intangibles.

  For the six months ended June 30, 2006 compared to the six months ended June 30, 2005

        Revenue grew 15% to $540.8 million reflecting a 9% increase in the number of total worldwide tickets sold with a 4% higher average revenue per ticket. Domestic revenue increased by 13% due primarily to higher domestic concert and sporting event ticket sales as noted above in the three month discussion, along with a 5% increase in average domestic revenue per ticket. International revenue increased by 21%, or 23% excluding the impact of foreign exchange, due primarily to Ticketmaster's purchase of the remaining interest in its Australian joint venture in April 2005, along with increased revenue from the United Kingdom and Canada. International acquisitions, which include the acquisition of the joint venture interest in Australia in April 2005 and an acquisition in Germany in November 2005, represented 19% of Ticketing's overall revenue growth.

        Operating Income Before Amortization and operating income increased 29% and 34%, respectively, to $141.7 million and $127.8 million, respectively, growing at a faster rate than revenue due primarily to the factors noted above in the three month discussion. In addition, Operating Income Before Amortization was favorably impacted in 2006 by a $5.8 million reduction in litigation reserves. Further, operating income benefited from a decrease in the amortization of intangibles.

  Lending

  For the three months ended June 30, 2006 compared to the three months ended June 30, 2005

        Revenue grew 26% to $107.9 million, driven primarily by higher revenue per loan, increased sales of loans into the secondary market and increased transmit revenue due to both growth in QF volume and higher prices on the exchange. Revenue from refinance mortgage, home equity loans and purchase mortgage loans grew strongly from the prior quarter period, despite the difficult market conditions. Revenue from refinance mortgage loans grew slightly as a percentage of overall revenue. The origination and sale of residential real estate loans occurs under two brand names, LendingTree Loans and Home Loan Center, which brand names are collectively referred to in this report as "LendingTree Loans." The dollar value of loans closed by exchange lenders and directly by LendingTree Loans in 2006 remained flat at $8.4 billion. This includes refinance mortgages of $4.2 billion, purchase mortgages of $2.4 billion and home equity loans of $1.5 billion. The dollar value of closed loans in 2005 was $8.4 billion, including refinance mortgages of $4.2 billion, purchase mortgages of $2.3 billion and home equity loans of $1.5 billion.

        Operating Income Before Amortization decreased 29% to $14.8 million in 2006, negatively impacted by increased marketing expenses as a percentage of revenue versus the prior period due in part to lower close rates and higher costs associated with the origination of loans sold into the secondary market.

        Operating income decreased 37% to $9.8 million in 2006 mainly due to the decrease in Operating Income Before Amortization described above as well as a $0.2 million increase in the amortization of intangibles partially offset by a $0.5 million decrease in non-cash compensation expense.

        During the first and second quarters of 2006, we recalibrated our planned marketing and other spending levels based on our first quarter experience, but due to the lag time inherent in such measures, these actions will primarily affect the third and fourth quarters of 2006. Though the environment remains dynamic, for the balance of the year, we expect single digit revenue growth with profitability down on a year-over-year basis, although we expect better margin performance sequentially. Overall, market trends remain unpredictable in this business, though we believe adverse conditions provide an opportunity for Lending to gain market share, as we've previously done in contracting markets.

  For the six months ended June 30, 2006 compared to the six months ended June 30, 2005

        Revenue grew 41% to $221.9 million, driven primarily by the factors described above in the three month discussion. Increased revenue from settlement services also impacted revenue growth in the six month period. The dollar value of loans closed by exchange lenders and directly by LendingTree Loans in 2006 increased 6% to $16.5 billion. This includes refinance mortgages of $8.8 billion, purchase mortgages of $4.1 billion and home equity loans of $3.0 billion. The dollar value of closed loans in 2005 was $15.6 billion, including refinance mortgages of $8.4 billion, purchase mortgages of $3.9 billion and home equity loans of $2.8 billion.

        Operating Income Before Amortization decreased 24% to $27.7 million in 2006, negatively impacted by increased marketing expenses and lower close rates as described in the three month discussion.

        Operating income decreased 12% to $18.8 million in 2006 due to the decrease in Operating Income Before Amortization described above, partially offset by a $3.8 million decrease in amortization of intangibles and a $2.2 million decrease in non-cash compensation expense.

  Real Estate

  For the three months ended June 30, 2006 compared to the three months ended June 30, 2005

        Revenue increased 1% to $15.0 million, driven by an increase in closings due to the contribution from our new brokerage business, partially offset by a 24% decrease in closings (in dollars) from the affiliated broker network.

        Operating Income Before Amortization loss decreased 22% to a loss of $4.6 million in 2006 from a loss of $5.9 million in 2005, primarily reflecting lower marketing expenses in an effort to reduce these expenses in response to lower conversion rates, partially offset by start-up costs associated with the launch of our brokerage business and website development.

        Operating loss decreased 27% to $6.8 million in 2006 primarily due to the decrease in Operating Income Before Amortization loss described above, as well as a $1.0 million decrease in amortization of intangibles and a $0.2 million decrease in non-cash compensation expense.

  For the six months ended June 30, 2006 compared to the six months ended June 30, 2005

        Revenue decreased 1% to $26.5 million, driven primarily by a decrease in closings from the affiliated broker network partially offset by an increase in closings due to the contribution from our new brokerage business as described above in the three month discussion. Operating Income Before Amortization loss decreased 16% to a loss of $9.6 million in 2006 primarily reflecting lower marketing expenses, partially offset by costs associated with the launch of our brokerage business. Operating loss decreased 27% to $13.6 million in 2006 primarily due to the decrease in Operating Income Before Amortization loss described above, as well as a $2.0 million decrease in amortization of intangibles and a $1.1 million decrease in non-cash compensation expense.

  Teleservices

  For the three months ended June 30, 2006 compared to the three months ended June 30, 2005

        Revenue grew 29% to $99.2 million in 2006 driven primarily by strong performance in existing client programs and growth in new business, both domestically and internationally.

        Both Operating Income Before Amortization and operating income increased by 133% to $5.6 million, growing at a faster rate than revenue due to the favorable margin impact of a higher mix of off-shore business and continued fixed cost leverage.

        Revenue for the three months ended June 30, 2006 and 2005 included $3.1 million and $9.8 million, respectively, for services provided to other IAC businesses, including, in the 2005 period, certain businesses included within discontinued operations.

  For the six months ended June 30, 2006 compared to the six months ended June 30, 2005

        Revenue grew 28% to $196.6 million in 2006 driven primarily by the factors described above in the three month discussion. Both Operating Income Before Amortization and operating income increased by 59% to $10.6 million due to growth in offshore business and fixed cost leverage.

        Revenue for the six months ended June 30, 2006 and 2005 included $6.7 million and $17.9 million, respectively, for services provided to other IAC businesses, including, in the 2005 period, certain businesses included within discontinued operations.

  Home Services

  For the three months ended June 30, 2006 compared to the three months ended June 30, 2005

        Revenue grew 50% to $16.0 million due to increased customer service requests and a greater number of service providers in the network accepting leads.

        Operating Income Before Amortization increased 21% to $4.4 million due primarily to the higher revenue noted above, partially offset by higher employee costs from increased headcount and increased marketing costs.

        Operating income increased 27% to $3.5 million primarily due to the increase in Operating Income Before Amortization discussed above, partially offset by an increase in amortization of intangibles.

  For the six months ended June 30, 2006 compared to the six months ended June 30, 2005

        Revenue and Operating Income Before Amortization grew 64% and 35%, respectively, to $29.9 million and $7.6 million, respectively, primarily due to the factors described above in the three month discussion.

        Operating income increased 11% to $5.7 million primarily due to the increase in Operating Income Before Amortization noted above, partially offset by a $1.3 million increase in non-cash compensation expense from the prior year period and an increase in amortization of intangibles.

Media & Advertising

  For the three months ended June 30, 2006 compared to the three months ended June 30, 2005

        Media & Advertising consists of the results of IAC Search & Media (since its acquisition on July 19, 2005) and Citysearch.

        Revenue grew to $131.3 million, primarily due to the inclusion of IAC Search & Media as well as increased traffic at Citysearch, which favorably impacted its pay-for-performance revenue.

        Operating Income Before Amortization improved 468% to $10.7 million in 2006 primarily driven by the IAC Search & Media acquisition. Additionally, Citysearch continues to benefit from increased revenue which has led to improved Operating Income Before Amortization for the quarter.

        Operating loss increased to $11.3 million in 2006 despite the increase in Operating Income Before Amortization described above primarily due to a $12.5 million increase in the amortization of intangibles resulting from the IAC Search & Media acquisition as well as a $9.5 million increase in non-cash marketing expense.

        Comparing IAC Search & Media's results on a standalone basis, IAC Search & Media revenue increased 21% compared to its prior year period. Revenue growth was primarily driven by higher revenue per query across most properties. Network revenue growth outpaced proprietary revenue growth due to an increase in syndicated search results. Proprietary revenue growth was attributable to strength at Ask.com in the U.S. and the Fun Web Products business, partially offset by weakness at Ask.com in the U.K. IAC Search & Media profit margins were adversely impacted by increased marketing expense associated with its marketing campaign to support the re-branding of the Ask.com website, as well as higher revenue share payments to third party traffic sources and higher other operating expenses.

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

  For the six months ended June 30, 2006 compared to the six months ended June 30, 2005

        Revenue and Operating Income Before Amortization grew to $248.9 million and $22.3 million, respectively, primarily due to the factors described above in the three month discussion.

        Operating loss increased to $17.8 million in 2006 despite the increase in Operating Income Before Amortization described above primarily due to a $25.0 million increase in the amortization of intangibles resulting from the IAC Search & Media acquisition as well as a $15.0 million increase in non-cash marketing expense.

        Comparing IAC Search & Media's results on a standalone basis, IAC Search & Media revenue increased 15% compared to its prior year period. Revenue growth was primarily driven by higher search queries, partially offset by a decline in non-search advertising revenue. Network revenue grew at a faster rate than proprietary revenue due to an increase in syndicated search results and traffic from our syndicated portals. IAC Search & Media profit margins were adversely impacted by increased marketing expense as well as higher revenue share payments to third party traffic sources and higher other operating expenses.

Membership & Subscriptions

        Membership & Subscriptions sector results for the three and six months ended June 30, 2006 were led by continued worldwide expansion at the Personals segment and revenue growth in Vacations, partially offset by a decline at Discounts as a result of lower sales of its spring season product offering.

  Vacations

  For the three months ended June 30, 2006 compared to the three months ended June 30, 2005

        Vacations grew revenue by 9% to $74.1 million, driven by increased membership revenue, a 5% growth in confirmed vacations and higher average fees. Total active members increased 5% to 1.8 million.

        Operating Income Before Amortization and operating income grew by 12% and 16%, respectively, to $28.9 million and $22.5 million, respectively, due primarily to the higher revenue noted above, and slightly higher gross margins. The increase in gross margins was positively impacted by an increase in online confirmations. Vacations confirmed online were 23% during 2006 compared with 20% in 2005. Operating Income Before Amortization and operating income were also impacted by increased start-up costs associated with its online travel and lifestyle membership club, LiveItUp.

  For the six months ended June 30, 2006 compared to the six months ended June 30, 2005

        Vacations grew revenue by 9% to $155.4 million, driven by increased membership revenue, a 5% increase in confirmed vacations and higher average fees as compared to the prior year.

        Operating Income Before Amortization and operating income grew by 11% and 14%, respectively, to $65.3 million and $52.7 million, respectively, due primarily to the factors described above in the three month discussion.

  Personals

  For the three months ended June 30, 2006 compared to the three months ended June 30, 2005

        Revenue grew 28% to $78.3 million, reflecting a 15% increase in worldwide paid subscribers to 1.3 million and an increase in the average revenue per paid subscriber due in part to a greater percentage of subscribers at higher package prices versus the prior year. International paid subscribers grew 16% over the prior year period driven by expansion in several markets, most notably in Scandinavia and the United Kingdom.

        Operating Income Before Amortization increased 66% to $17.3 million in 2006, growing at a faster rate than revenue due primarily to lower domestic marketing expense as a percentage of revenue, partially offset by increased operating costs related to Chemistry.com, which launched nationally during the first quarter of 2006.

        Operating income increased 74% to $16.6 million primarily due to the increase in Operating Income Before Amortization discussed above as well as a decrease in amortization of intangibles.

  For the six months ended June 30, 2006 compared to the six months ended June 30, 2005

        Revenue and Operating Income Before Amortization grew 31% and 47%, respectively, to $151.6 million and $23.2 million, respectively, primarily driven by factors described above in the three month discussion.

        Operating income increased 34% to $18.6 million primarily due to the increase in Operating Income Before Amortization discussed above as well as a decrease in amortization of intangibles, partially offset by a $3.0 million increase in non-cash marketing expense.

  Discounts

  For the three months ended June 30, 2006 compared to the three months ended June 30, 2005

        Revenue decreased 41% to $19.5 million in 2006 due to significantly lower sales of its primary spring season product offering.

        Operating Income Before Amortization loss increased 31% to a loss of $16.6 million, primarily due to lower revenue as noted above, partially offset by decreased commissions and lower employee costs as a result of decreased head count.

        Operating loss increased 25% to a loss of $17.9 million in 2006, primarily due to the decrease in Operating Income Before Amortization described above, partially offset by a $0.3 million decrease in amortization of intangibles.

  For the six months ended June 30, 2006 compared to the six months ended June 30, 2005

        Revenue decreased 25% to $43.4 million in 2006 due primarily to the disappointing spring season product offering and local coupon book sales through schools and community groups, slightly offset by higher online and direct sales.

        Operating Income Before Amortization loss increased 23% to a loss of $30.3 million, primarily due to lower revenue as noted above and higher advertising and promotional expenses, partially offset by lower employee costs.

        Operating loss increased 18% to a loss of $32.9 million in 2006, primarily due to the decrease in Operating Income Before Amortization described above, partially offset by a $0.7 million decrease in amortization of intangibles.

Corporate and Other

  For the three months ended June 30, 2006 compared to the three months ended June 30, 2005

        Corporate operating expenses in 2006 were $49.8 million compared with $55.8 million in 2005, of which $27.2 million and $15.8 million relate to non-cash compensation expense in 2006 and 2005, respectively. As noted above in the consolidated results discussion, the increase in non-cash compensation expense was principally due to expense related to unvested stock options assumed in the IAC Search & Media acquisition, as well as expense associated with equity grants and modifications during and subsequent to the second quarter 2005. Non-cash compensation expense related to equity awards assumed in acquisitions is recorded over the remaining vesting period of the equity awards and therefore will decline over time as the awards vest. The increase in non-cash compensation expense was more than offset by the absence of transaction expenses and intercompany eliminations related to the Spin-Off of $17.0 million.

  For the six months ended June 30, 2006 compared to the six months ended June 30, 2005

        Corporate operating expenses in 2006 were $94.2 million compared with $102.5 million in 2005, of which $51.9 million and $28.4 million relate to non-cash compensation expense in 2006 and 2005, respectively. Non-cash compensation expense increased principally due to the factors described above in the three month discussion. This increase in expense was more than offset by the absence of transaction expenses and intercompany eliminations related to the Spin-Off of $29.1 million, lower professional fees and a favorable settlement of a lawsuit.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        All IAC common stock share information has been adjusted to reflect IAC's one-for-two reverse stock split in August 2005.

        As of June 30, 2006, the Company had $1.1 billion of cash and cash equivalents and restricted cash and cash equivalents and $1.1 billion of marketable securities, including $277.8 million in funds representing amounts equal to the face value of tickets sold by Ticketing on behalf of its clients.

        As of June 30, 2006, LendingTree Loans had warehouse lines of credit totaling $1.25 billion, of which $350.7 million was outstanding. The warehouse lines of credit are used to fund consumer residential loans that are held for sale. Total borrowings under these lines of credit are secured by outstanding mortgage loans held for sale. Interest rates under these lines of credit fall within a range of 30-day LIBOR plus 75 - 100 basis points, depending on the underlying quality of the loans in the borrowing base and the length of time the borrowings remain outstanding, but may exceed this range under certain circumstances. Under the terms of the committed lines of credit, LendingTree Loans is required to maintain various financial and other covenants. Borrowings under these lines of credit are non-recourse to IAC and LendingTree. LendingTree Loans pays a facility fee based on the total amount of the committed lines. As of June 30, 2006, LendingTree Loans had committed lines aggregating $1.0 billion, of which $0.5 billion expire on August 31, 2006 and $0.5 billion expire on August 31, 2007, and uncommitted lines aggregating $250 million. The committed lines of credit can be canceled at the option of the lender without default upon sixty-to-ninety days notice. LendingTree Loans believes that the availability under these lines is sufficient to fund its operating needs in the foreseeable future and intends to extend the facilities on or prior to expiration. Loans under the warehouse lines of credit are repaid from proceeds from the sale of loans held for sale by LendingTree Loans.

        Net cash provided by operating activities attributable to continuing operations was $371.4 million and $140.5 million in 2006 and 2005, respectively. The comparison of year over year cash provided by operating activities in the prior year period is affected by the net use of $221.1 million in cash in 2005 to fund the increase in loans held for sale. The net change related to loans held for sale is offset by the net change in the warehouse lines of credit which is included within financing cash flows. Cash provided by operating activities was also favorably impacted by higher operating income and higher non-cash expenses. This increase was partially offset by a smaller contribution from Ticketing client cash, higher cash taxes and lower interest income. There is a seasonal element to the inventory balances at HSN and the Discounts segment as inventory tends to be higher in the third quarter in anticipation of the fourth quarter selling season. Cornerstone Brands inventory levels tend to be higher in the second and third quarters to support their summer and fourth quarter selling seasons, respectively. During the six months ended June 30, 2006, inventory, net of reserves, increased by $27.5 million to $364.7 million from $337.2 million at December 31, 2005 due primarily to inventory increases at the Retailing sector. The reduced contribution from Ticketing client cash of $55.1 million in 2006 compared with $120.2 million in 2005 is primarily due to timing of settlements with clients.

        In accordance with the Company's adoption of SFAS 123R, excess tax benefits from stock-based awards of $12.3 million in 2006 are included as a component of cash flows from financing activities attributable to continuing operations. Excess tax benefits from stock-based awards in 2005 of $10.0 million were included as a component of cash flows from operating activities attributable to continuing operations. This change in classification negatively impacted the year over year comparison of net cash provided by operating activities attributable to continuing operations for the six months ended June 30, 2006. This change in classification will reduce the amounts we report as net cash provided by operating activities attributable to continuing operations and will increase the amount we report as net cash provided by financing activities attributable to continuing operations in 2006. Total cash flow will not be impacted from what would have been reported under the prior accounting rules.

The total excess tax benefit from stock-based compensation awards recorded in the year ended December 31, 2005 was $152.7 million. Total cash flow reflects net cash taxes paid of $84.3 million in 2006 compared to net cash taxes paid of $63.9 million in 2005.

        Net cash provided by investing activities attributable to continuing operations in 2006 of $221.3 million primarily resulted from the net proceeds of $393.5 million related to the maturities and sales of marketable securities, partially offset by capital expenditures of $118.1 million and acquisitions, net of cash acquired, of $57.9 million. Net cash provided by investing activities attributable to continuing operations in 2005 of $1.5 billion primarily resulted from the proceeds generated from the sale of IAC's common and preferred interests in VUE of $1.9 billion, net proceeds of $290.0 million related to the maturities and sales of marketable securities and proceeds from the sale of EUVIA of $183.0 million, partially offset by acquisitions, net of cash acquired, of $726.0 million and capital expenditures of $117.1 million. Cash acquisitions in 2005 primarily relate to Cornerstone Brands.

        Net cash used in financing activities attributable to continuing operations in 2006 of $536.5 million was primarily due to the purchase of treasury stock of $583.3 million, principal payments on long-term obligations of $11.7 million and decreased net borrowings under various warehouse lines of credit of $11.6 million at LendingTree Loans. These cash outflows were partially offset by the proceeds from the issuance of common stock pursuant to stock option exercises of $35.5 million and the excess tax benefits from stock-based awards of $12.3 million. The decreased borrowings under the warehouse lines of credit are directly related to the changes in loans held for sale included within cash flows from operations. Net cash used in financing activities attributable to continuing operations in 2005 of $968.7 million was primarily due to the purchase of treasury stock in the amount of $1.2 billion, offset by the increased net borrowings under various warehouse lines of credit of $217.2 million and proceeds from the issuance of common stock pursuant to stock options exercised of $28.5 million.

        Net cash used in discontinued operations in 2006 of $0.9 million relates primarily to the operations of Styleclick and Quiz TV Limited. Net cash provided by discontinued operations in 2005 of $629.9 million relates primarily to the operations of Expedia and EUVÍA. The Company does not expect future cash flows associated with existing discontinued operations to be significant.

        As of June 30, 2006, the Company had $1.2 billion in short and long-term obligations, of which $371.5 million, consisting primarily of various warehouse lines of credit, are classified as current. Long-term debt consists primarily of the 7% Senior Notes due 2013, the Convertible Notes due 2008 and the Liberty Bonds due 2035. The Company's cash, cash equivalents and marketable securities and access to the capital markets is believed to be sufficient to fund its debt payments.

        On July 19, 2005, as part of the IAC Search & Media acquisition, IAC guaranteed $115.0 million principal amount of the Convertible Notes. The Convertible Notes are convertible at the option of the holders into shares of both IAC common stock and Expedia common stock at an initial conversion price of $13.34 per share, subject to certain adjustments. Upon conversion, IAC and Expedia have the right, subject to certain conditions, to deliver cash (or a combination of cash and shares) in lieu of shares of its respective common stock. During the six months ended June 30, 2006, $79.3 million of Convertible Notes was converted into 3.0 million IAC common shares and 3.0 million Expedia common shares. The remaining outstanding principal amount of the Convertible Notes is $34.7 million at June 30, 2006.

        In connection with the financing of the construction of IAC's corporate headquarters, on August 31, 2005, the New York City Industrial Development Agency issued $80 million in aggregate principal amount of Liberty Bonds. Interest on the Liberty Bonds is payable semi-annually, at a rate of 5% per annum, on March 1 and September 1 of each year and commenced on March 1, 2006. IAC is obligated to make all principal, interest and other payments in respect of the Liberty Bonds, which mature on September 1, 2035. Liberty Bond proceeds may only be used for certain expenditures relating to the construction of IAC's corporate headquarters and may not be used for general corporate purposes. The Company expects that the remaining proceeds from the Liberty Bond financing will be spent during the year ending December 31, 2006.

        During the six months ended June 30, 2006 and 2005, IAC purchased 21.6 million and 26.4 million shares of IAC common stock for aggregate consideration of $589.2 million and $1.2 billion, respectively. The common stock share number for the period prior to the Spin-Off gives effect to the reverse stock split. IAC also repurchased an additional 5.6 million shares from July 1, 2006 through July 28, 2006 for aggregate consideration of $138.3 million. At July 28, 2006, IAC had approximately 15.7 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

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

        We believe that our financial situation would enable us to absorb a significant potential downturn in business. The Company has considered its anticipated operating cash flows in 2006, cash, cash equivalents and marketable securities, borrowing capacity under warehouse lines of credit and access to capital markets and believes that these are sufficient to fund its operating needs, including commitments and contingencies and capital and investing commitments for the foreseeable future.

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

        Ticketing revenues are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our venue clients. Due to the generally highest level of ticket on-sales for events, the second quarter of the year generally experiences the highest revenue levels.

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

Recent Accounting Pronouncement

        On July 13, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, "Accounting for Contingencies."

        FIN 48 utilizes a two-step process to evaluate tax positions. Recognition (step one) occurs when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) occurs only if it is determined that a tax position meets the more likely than not recognition threshold. Under step two, the tax position is measured to determine the amount of benefit to recognize in the financial statements. The tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized on ultimate settlement. FIN 48's use of the term "more likely than not" in steps one and two is consistent with how that term is used in SFAS No. 109, "Accounting for Income Taxes".

        FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company expects to adopt FIN 48 effective January 1, 2007 and is currently assessing its impact on the Company's consolidated financial position, results of operations and cash flows.

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

Definition of IAC's Non-GAAP Measure

        Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing expense, (2) amortization of intangibles and goodwill impairment, (3) pro forma adjustments for significant acquisitions, and (4) one-time items. We believe this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash marketing expense, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

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

        Amortization of non-cash marketing expense consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the "NBC Universal Advertising"). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        The following table reconciles Operating Income Before Amortization to operating income and net earnings available to common shareholders for the three and six months ended June 30, 2006 and 2005.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Operating Income Before Amortization	$165,129	$123,439	$323,100	$233,361
Non-cash compensation expense	(28,714)	(16,774)	(52,680)	(29,003)
Amortization of non-cash marketing expense	(9,532)	—	(17,996)	—
Amortization of intangibles	(45,662)	(41,045)	(97,701)	(83,756)

Operating income	81,221	65,620	154,723	120,602
Interest income	19,508	43,609	38,454	92,012
Interest expense	(15,851)	(19,450)	(31,007)	(37,667)
Gain on sale of VUE interests	—	523,487	—	523,487
Equity in income of unconsolidated affiliates	8,103	50,041	17,272	33,355
Other income	8,201	8,686	3,938	8,092
Income tax provision	(42,888)	(262,459)	(77,176)	(303,080)
Minority interest in income of consolidated subsidiaries	794	(818)	671	(1,425)
Gain on sale of EUVÍA, net of tax	—	79,648	—	79,648
(Loss) income from discontinued operations, net of tax	(5,280)	133,018	(5,884)	178,570
Preferred dividends	—	(3,263)	—	(6,526)

Net earnings available to common shareholders	$53,808	$618,119	$100,991	$687,068

RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles Operating Income Before Amortization to operating income (loss) for the Company's operating segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the three months ended June 30, 2006:
	Operating Income Before Amortization	Non-cash compensation expense(A)	Amortization of non-cash marketing expense	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$60.5	$(1.3)	$—	$(9.3)	$49.9
International	(2.6)	—	—	(0.3)	(2.9)

Total Retailing	57.9	(1.3)	—	(9.6)	47.0
Services:
Ticketing	75.9	—	—	(7.0)	68.9
Lending	14.8	—	—	(5.0)	9.8
Real Estate	(4.6)	—	—	(2.3)	(6.8)
Teleservices	5.6	—	—	—	5.6
Home Services	4.4	(0.2)	—	(0.8)	3.5

Total Services	96.1	(0.1)	—	(15.1)	80.9
Media & Advertising	10.7	—	(9.5)	(12.5)	(11.3)
Membership & Subscriptions:
Vacations	28.9	—	—	(6.3)	22.5
Personals	17.3	—	—	(0.6)	16.6
Discounts	(16.6)	—	—	(1.3)	(17.9)

Total Membership & Subscriptions	29.5	—	—	(8.2)	21.3
Emerging Businesses	(6.6)	—	—	(0.1)	(6.8)
Corporate and other	(22.6)	(27.2)	—	—	(49.8)

Total	$165.1	$(28.7)	$(9.5)	$(45.7)	81.2

Other income, net					20.0

Earnings from continuing operations before income taxes and minority interest					101.2
Income tax provision					(42.9)
Minority interest in income of consolidated subsidiaries					0.8

Earnings from continuing operations					59.1
Loss from discontinued operations, net of tax					(5.3)

Earnings before preferred dividends					53.8
Preferred dividends					—

Net earnings available to common shareholders					$53.8

(A)
Non-cash compensation expense includes $2.1 million, $2.4 million and $24.2 million which are included in cost of sales, selling and marketing expense and general and administrative expense, respectively, in the accompanying consolidated statement of operations.

	For the three months ended June 30, 2005:
	Operating Income Before Amortization	Non-cash compensation expense(B)	Amortization of non-cash marketing expense	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$59.0	$—	$—	$(15.5)	$43.5
International	(0.3)	—	—	(0.3)	(0.6)

Total Retailing	58.7	—	—	(15.8)	42.9
Services:
Ticketing	62.7	—	—	(7.4)	55.3
Lending	20.9	(0.5)	—	(4.8)	15.6
Real Estate	(5.9)	(0.2)	—	(3.3)	(9.4)
Teleservices	2.4	—	—	—	2.4
Home Services	3.6	(0.2)	—	(0.7)	2.7

Total Services	83.7	(0.9)	—	(16.2)	66.6
Media & Advertising	1.9	—	—	(0.1)	1.8
Membership & Subscriptions:
Vacations	25.8	—	—	(6.3)	19.5
Personals	10.4	—	—	(0.9)	9.5
Discounts	(12.7)	—	—	(1.6)	(14.3)

Total Membership & Subscriptions	23.6	—	—	(8.8)	14.7
Emerging Businesses	(4.4)	(0.1)	—	(0.1)	(4.7)
Corporate and other	(40.1)	(15.8)	—	—	(55.8)

Total	$123.4	$(16.8)	$—	$(41.0)	65.6

Other income, net					606.4

Earnings from continuing operations before income taxes and minority interest					672.0
Income tax provision					(262.5)
Minority interest in income of consolidated subsidiaries					(0.8)

Earnings from continuing operations					408.7
Gain on sale of EUVIA, net of tax					79.6
Income from discontinued operations, net of tax					133.0

Earnings before preferred dividends					621.4
Preferred dividends					(3.3)

Net earnings available to common shareholders					$618.1

(B)
Non-cash compensation expense includes $0.9 million, $1.0 million and $14.9 million which are included in cost of sales, selling and marketing expense and general and administrative expense, respectively, in the accompanying consolidated statement of operations.

	For the six months ended June 30, 2006:
	Operating Income Before Amortization	Non-cash compensation expense(C)	Amortization of non-cash marketing expense	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$119.5	$(2.2)	$—	$(24.8)	$92.5
International	—	—	—	(0.7)	(0.6)

Total Retailing	119.5	(2.2)	—	(25.5)	91.9
Services:
Ticketing	141.7	—	—	(13.9)	127.8
Lending	27.7	1.2	—	(10.0)	18.8
Real Estate	(9.6)	0.6	—	(4.5)	(13.6)
Teleservices	10.6	—	—	—	10.6
Home Services	7.6	(0.3)	—	(1.6)	5.7

Total Services	177.9	1.5	—	(30.1)	149.3
Media & Advertising	22.3	—	(15.0)	(25.1)	(17.8)
Membership & Subscriptions:
Vacations	65.3	—	—	(12.6)	52.7
Personals	23.2	—	(3.0)	(1.6)	18.6
Discounts	(30.3)	—	—	(2.6)	(32.9)

Total Membership & Subscriptions	58.2	—	(3.0)	(16.8)	38.4
Emerging Businesses	(12.5)	(0.1)	—	(0.3)	(12.9)
Corporate and other	(42.3)	(51.9)	—	—	(94.2)

Total	$323.1	$(52.7)	$(18.0)	$(97.7)	154.7

Other income, net					28.7

Earnings from continuing operations before income taxes and minority interest					183.4
Income tax provision					(77.2)
Minority interest in income of consolidated subsidiaries					0.7

Earnings from continuing operations					106.9
Loss from discontinued operations, net of tax					(5.9)

Earnings before preferred dividends					101.0
Preferred dividends					—

Net earnings available to common shareholders					$101.0

(C)
Non-cash compensation expense includes $4.1 million, $4.5 million, $44.0 million and $0.1 million which are included in cost of sales, selling and marketing expense, general and administrative expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

	For the six months ended June 30, 2005:
	Operating Income Before Amortization	Non-cash compensation expense(D)	Amortization of non-cash marketing expense	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$115.5	$—	$—	$(28.7)	$86.8
International	2.5	—	—	(0.7)	1.9

Total Retailing	118.0	—	—	(29.4)	88.7
Services:
Ticketing	109.7	—	—	(14.4)	95.3
Lending	36.2	(1.0)	—	(13.9)	21.4
Real Estate	(11.4)	(0.5)	—	(6.5)	(18.5)
Teleservices	6.6	—	—	—	6.6
Home Services	5.6	1.0	—	(1.5)	5.2

Total Services	146.7	(0.4)	—	(36.2)	110.0
Media & Advertising	1.0	—	—	(0.1)	0.9
Membership & Subscriptions:
Vacations	58.9	—	—	(12.6)	46.3
Personals	15.9	—	—	(1.9)	13.9
Discounts	(24.7)	—	—	(3.3)	(27.9)

Total Membership & Subscriptions	50.1	—	—	(17.8)	32.3
Emerging Businesses	(8.4)	(0.1)	—	(0.2)	(8.8)
Corporate and other	(74.1)	(28.4)	—	—	(102.5)

Total	$233.4	$(29.0)	$—	$(83.8)	$120.6

Other income, net					619.3

Earnings from continuing operations before income taxes and minority interest					739.9
Income tax provision					(303.1)
Minority interest in income of consolidated subsidiaries					(1.4)

Earnings from continuing operations					435.4
Gain on sale of EUVIA, net of tax					79.6
Income from discontinued operations, net of tax					178.6

Earnings before preferred dividends					693.6
Preferred dividends					(6.5)

Net earnings available to common shareholders					$687.1

(D)
Non-cash compensation expense includes $2.1 million, $1.7 million and $25.2 million which are included in cost of sales, selling and marketing expense and general and administrative expense, respectively, in the accompanying consolidated statement of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio, loans held for sale and long-term debt, including the current portion thereof, and its warehouse lines of credit. The Company invests its excess cash in debt securities of governments, governmental agencies and high quality corporate issuers. The portfolio is reviewed on a periodic basis and adjusted in the event that the decline in fair value is determined to be other-than-temporary.

        Based on the Company's total debt investment securities as of June 30, 2006, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by approximately $9.5 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $1.1 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

        At June 30, 2006, the Company's outstanding debt approximated $1.2 billion, with a substantial portion bearing fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps, to hedge a portion of this interest rate exposure. The Company's intent is to offset gains and losses resulting from this exposure with losses and gains on the derivative contracts used to hedge it, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. The Company's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. In 2004 and 2003, the Company entered into interest rate swap agreements related to a portion of the 2002 Senior Notes, which allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on the LIBOR. As of June 30, 2006, of the $750 million principal amount outstanding under the 2002 Senior Notes, the interest rate is fixed on $400 million at 7% and floating on $350 million, with the rate based on a spread over 6-month LIBOR. To further manage risk, the Company unwound swap agreements for nominal gains in 2004 and 2005, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at June 30, 2006 resulted in a loss of $23.7 million which has been entirely offset by a corresponding gain attributable to the fixed rate debt.

        The majority of the Company's outstanding fixed-rate debt at June 30, 2006 relates to the $750 million outstanding under the 2002 Senior Notes, the $34.7 million outstanding under the Convertible Notes and the $80 million outstanding under the Liberty Bonds. Excluding the $350 million under the 2002 Senior Notes, which currently pays a variable interest rate as a result of the outstanding swap agreements noted above, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $32.7 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. If the LIBOR rates were to increase (decrease) by 100 basis points, then the annual interest payments on the $350 million of variable-rate debt would have increased (decreased) by $3.5 million. Such potential increase or decrease in interest payments are based on certain simplifying assumptions, including a constant level and rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

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

        LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are designated as fair value hedges. For loans held for sale that are hedged with forward delivery contracts, the carrying value of the loans held for sale and the derivative instruments are adjusted for the change in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative gain or loss as well as the offsetting hedged item loss or gain attributable to the hedged risk is recognized in the statement of operations as a component of revenue when each loan is sold. The net of these adjustments represent the ineffective portion of highly effective hedges which is also recorded as a component of revenue. If it is determined that the hedging relationship is not highly effective, hedge accounting is discontinued. When hedge accounting is discontinued, the affected loans held for sale are no longer adjusted for the changes in fair value. However, the changes in fair value of the derivative instruments are recognized in current earnings as a component of revenue. The fair value of the derivative instruments are recorded in "Other current assets" and /or "Other accrued liabilities" in the accompanying consolidated balance sheets. For the three and six months ended June 30 2006, the Company recognized losses of $0.2 million related to hedge ineffectiveness and losses of $0.2 million and gains of $0.3 million, respectively, related to changes in the fair value of derivative instruments when hedge accounting was discontinued.

        IRLCs are accounted for as derivative instruments and, therefore, are required to be recorded at fair value, with changes in fair value reflected in current period earnings. To manage the interest rate risk associated with the IRLCs, the Company uses derivative instruments, including mortgage forward delivery contracts. These instruments do not qualify for hedge accounting. The changes in fair value of these instruments for the three and six months ended June 30, 2006 resulted in losses of $0.6 million and gains of $1.0 million, respectively, which have been recognized as a component of revenue in the accompanying consolidated statement of operations.

        The fair values of derivative financial instruments at LendingTree Loans are primarily impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of June 30, 2006, if market interest rates had increased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have increased by $0.9 million. As of June 30, 2006, if market interest rates had decreased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.9 million.

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

        As the Company increases its operations in international markets it becomes increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies.

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

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. Foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in the statements of operations and are offsetting. The change in fair value of this foreign exchange forward contract at June 30, 2006 resulted in an unrealized loss of $7.5 million which has been offset by the remeasurement gain related to the liability.

Equity Price Risk

        The Company has a minimal investment in equity securities of publicly traded companies. These investments, as of June 30, 2006, were considered available-for-sale and included in long-term assets with the unrealized gain deferred as a component of shareholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

        Following the Spin-Off, derivative liabilities were created due to IAC's obligation to deliver shares of both IAC common stock and Expedia common stock upon conversion of the Convertible Notes and exercise of certain IAC warrants. Derivative assets were also created due to Expedia's contractual obligation to deliver shares of Expedia common stock to IAC upon conversion by the holders of the Convertible Notes and upon exercise of the warrants. Both the derivative liabilities and derivative assets are marked to market each quarter, and the changes in fair values, which are based upon changes in both IAC common stock and Expedia common stock, are recognized in current earnings as a component of other income (expense). The net fair value adjustment recognized in current earnings during the three and six months ended June 30, 2006 was income of $5.1 million and expense of $0.2 million, respectively.

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

Consumer Class Action Litigation against Ticketmaster

        These two purported class actions, one pending in Illinois and the other in California, are described in detail on pages 29-30 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. See Mitchell B. Zaveduk, Individually and as the Representative of a Class of Similarly Situated Persons v. Ticketmaster, No. 02-CH-21148 (Circuit Court, Cook County); Curt Schlessinger et al. v. Ticketmaster, No. BC304565 (Superior Court, Los Angeles County) and No. 05-CV-6515 (U.S. District Court, Central District of California). Both lawsuits allege in essence that it is unlawful for Ticketmaster not to disclose that the fee it charges to customers wishing to have their tickets delivered by UPS contains a profit component. The California lawsuit also alleges that Ticketmaster's website disclosures in respect of its ticket order-processing fees constitute false advertising in violation of California law. A recent noteworthy development in the California case is described below.

        As previously noted, on September 1, 2005, in light of the plaintiffs' newly pleaded claim based upon ticket order-processing fees, Ticketmaster removed the California case from state court to the United States District Court for the Central District of California pursuant to the recently enacted federal Class Action Fairness Act. On October 3, 2005, the plaintiffs filed a motion to remand the case to state court, which Ticketmaster opposed. On March 23, 2006, the federal district court issued an order granting the plaintiffs' motion to remand the case to state court. On April 4, 2006, Ticketmaster filed a petition for leave to appeal the district court's order to the United States Court of Appeals for the Ninth Circuit, which the plaintiffs opposed.

        On May 25, 2006, the federal court of appeals issued an order denying Ticketmaster's petition. As a result, the California case will proceed in state court.

        The Company believes that the claims in both the Illinois and the California lawsuits lack merit and will continue to defend vigorously against them.

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This quarterly report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates,"

"estimates," "expects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC's future financial performance, IAC's business prospects and strategy, anticipated trends and prospects in the various industries in which IAC's businesses operate and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward looking statements included in this report for a variety of reasons, including, among others: changes in economic conditions generally or in any of the markets or industries in which IAC's businesses operate, changes in senior management at IAC and/or its businesses, the rate of growth of the internet, the e-commerce industry and broadband access, the rate of online migration in the various markets and industries in which IAC's businesses operate, technological changes, regulatory changes, changes in the interest rate environment or a slowdown in the domestic housing market, effectiveness of hedging activities, consumer acceptance of new products and services, changes in the advertising market and the ability of IAC to expand successfully in international markets. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I, "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2005. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of IAC management as of the date of this report. IAC does not undertake to update these forward-looking statements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its common stock during the quarter ended June 30, 2006:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)(3)
April 2006	3,388,651	$29.41	3,388,651	35,203,876
May 2006	8,127,683	$26.67	8,127,683	27,076,193
June 2006	5,825,492	$25.65	5,825,492	21,250,701

Total	17,341,826	$26.86	17,341,826	21,250,701

(1)
Reflects the weighted average price paid per share of IAC common stock.

(2)
Represents shares that may yet be purchased pursuant to a repurchase authorization previously announced in February 2006. IAC may purchase shares over an indefinite period of time on the open market, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

(3)
For the period from July 1, 2006 through July 28, 2006, IAC repurchased an additional 5.6 million shares for aggregate consideration of approximately $138.3 million pursuant to the February 2006 repurchase authorization. At July 28, 2006, IAC had approximately 15.7 million shares remaining available for repurchase pursuant the February 2006 repurchase authorization.

Item 4.    Submission of Matters to a Vote of Security Holders

Annual Meeting

        On June 20, 2006, the IAC 2006 Annual Meeting of Stockholders was held. Stockholders present in person or by proxy, representing 267,552,349 shares of IAC common stock (entitled to one vote per share) and 25,599,998 shares of IAC Class B common stock (entitled to ten votes per share), voted on the following matters:

        1.     The stockholders elected the following twelve directors of the Company to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified (or, if earlier, such director's removal or resignation from the IAC Board):

        Elected by holders of IAC common stock voting as a separate class:

	Number of Votes Cast in Favor	Number of Votes Cast Against or For Which Authority Was Withheld
Donald R. Keough	228,990,127	38,562,222
Bryan Lourd	265,048,141	2,504,208
Gen. H. Norman Schwarzkopf	264,827,906	2,724,443

        Elected by holders of IAC common stock and IAC Class B common stock, voting as a single class:

	Number of Votes Cast in Favor	Number of Votes Cast Against or For Which Authority Was Withheld
William H. Berkman	521,042,893	2,509,436
Edgar Bronfman, Jr.	520,841,031	2,711,298
Barry Diller	494,727,195	28,825,134
Victor Kaufman	493,961,481	29,590,848
John C. Malone	498,971,251	24,581,078
Arthur C. Martinez	521,593,461	1,958,868
Steven Rattner	521,634,611	1,917,718
Alan G. Spoon	521,327,713	2,224,616
Diane Von Furstenberg	486,295,810	37,256,519

        2.     The holders of IAC common stock and Class B common stock, voting as a single class, also ratified the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the year ending December 31, 2006 as follows:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining
522,980,333	479,596	92,400

        No stockholder(s) representing any of the 846 shares of IAC Series B preferred stock (entitled to two votes per share) outstanding as of April 26, 2006, the record date for the 2006 Annual Meeting, were present in person or by proxy at the 2006 Annual Meeting.

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

Date: August 9, 2006

IAC/INTERACTIVECORP
By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Executive Vice President and Chief Financial Officer
Signature	Title	Date

/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	August 9, 2006

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
PART II OTHER INFORMATION
SIGNATURES