Form 10-Q
period 2006-09-30
IAC/INTERACTIVECORP
filed 2006-11-07
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 7, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        As of October 27, 2006, the following shares of the Registrant's common stock were outstanding:

Common Stock, including 239,952 shares of restricted stock	268,080,675
Class B Common Stock	25,599,998

Total outstanding Common Stock	293,680,673

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of October 27, 2006 was $6,569,366,318. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Product sales	$806,611	$783,961	$2,402,527	$2,203,023
Service revenue	796,360	660,473	2,360,117	1,745,620

Net revenue	1,602,971	1,444,434	4,762,644	3,948,643
Cost of sales—product sales	489,726	482,518	1,462,430	1,352,377
Cost of sales—service revenue	363,851	303,583	1,069,208	836,965

Gross profit	749,394	658,333	2,231,006	1,759,301
Selling and marketing expense	304,668	270,823	960,716	703,152
General and administrative expense	209,851	247,052	608,263	591,193
Other operating expense	37,840	33,336	108,186	83,138
Amortization of non-cash marketing	14,629	—	32,625	—
Amortization of intangibles	29,554	50,177	127,255	133,933
Depreciation	43,306	37,696	129,692	108,034

Operating income	109,546	19,249	264,269	139,851
Other income (expense):
Interest income	16,578	29,365	55,032	121,377
Interest expense	(14,731)	(20,439)	(45,738)	(58,106)
Gain on sale of VUE interests	—	—	—	523,487
Equity in income of unconsolidated affiliates	8,322	6,225	25,594	39,580
Other income	3,541	8,034	7,479	16,126

Total other income, net	13,710	23,185	42,367	642,464

Earnings from continuing operations before income taxes and minority interest	123,256	42,434	306,636	782,315
Income tax provision	(54,180)	(6,802)	(131,356)	(309,882)
Minority interest in income of consolidated subsidiaries	30	(526)	701	(1,951)

Earnings from continuing operations	69,106	35,106	175,981	470,482
Gain on sale of EUVÍA, net of tax	—	—	—	79,648
Income (loss) from discontinued operations, net of tax	5,839	34,383	(45)	212,953

Earnings before preferred dividends	74,945	69,489	175,936	763,083
Preferred dividends	—	(1,412)	—	(7,938)

Net earnings available to common shareholders	$74,945	$68,077	$175,936	$755,145

Earnings per share from continuing operations:
Basic earnings per share	$0.23	$0.10	$0.57	$1.39
Diluted earnings per share	$0.22	$0.10	$0.54	$1.30
Net earnings per share available to common shareholders:
Basic earnings per share	$0.25	$0.21	$0.57	$2.27
Diluted earnings per share	$0.24	$0.20	$0.54	$2.12

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,068,857	$987,080
Restricted cash and cash equivalents	27,938	93,561
Marketable securities	805,335	1,488,058
Accounts and notes receivable, net of allowance of $30,049 and $31,093, respectively	546,252	485,268
Loans held for sale, net	332,235	372,512
Inventories, net	425,943	337,186
Deferred income taxes	76,119	66,691
Other current assets	181,056	163,172

Total current assets	3,463,735	3,993,528
Property, plant and equipment, net	610,399	566,990
Goodwill	7,259,002	7,351,700
Intangible assets, net	1,515,022	1,558,188
Long-term investments	146,314	122,313
Other non-current assets	176,124	325,046

TOTAL ASSETS	$13,170,596	$13,917,765

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations and short-term borrowings	$344,332	$375,276
Accounts payable, trade	280,976	326,766
Accounts payable, client accounts	384,544	269,344
Deferred revenue	148,769	123,267
Income taxes payable	433,583	516,940
Other accrued liabilities	549,849	621,404

Total current liabilities	2,142,053	2,232,997
Long-term obligations, net of current maturities	871,574	959,410
Other long-term liabilities	160,999	223,486
Deferred income taxes	1,231,964	1,265,530
Minority interest	28,715	5,514
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 846 shares issued and outstanding	—	—
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 407,671,342 and 398,992,572 shares, respectively, and outstanding 266,857,378 and 292,221,855 shares, respectively, including 239,952 and 144,698 shares of restricted stock, respectively	408	399
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 32,314,998 shares and outstanding 25,599,998 shares	32	32
Additional paid-in capital	14,554,011	14,341,668
Retained earnings	304,012	128,076
Accumulated other comprehensive income	51,470	26,073
Treasury stock 140,813,964 and 106,770,717 shares, respectively	(6,169,644)	(5,260,422)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	8,735,291	9,230,828

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,170,596	$13,917,765

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

						Class B Convertible Common Stock $.001 Par Value
												Note Receivable from Key Executive for Common Stock Issuance
		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value
								Additional Paid in Capital	Retained Earnings	Accum Other Comp. Income	Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2005	$9,230,828	$—	1	$399	398,993	$32	32,315	$14,341,668	$128,076	$26,073	$(5,260,422)	$(4,998)
Comprehensive income:
Net earnings for the nine months ended September 30, 2006	175,936								175,936
Unrealized gains on available for sale securities	1,230									1,230
Foreign currency translation	20,189									20,189
Net gain on derivative contracts	3,978									3,978

Comprehensive income	201,333

Non-cash compensation expense	67,767							67,767
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	49,793			6	5,705			49,787
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	1,669							1,669
Issuance of common stock upon conversion of convertible notes and exercise of certain warrants	77,669			3	2,973			77,666
Purchase of treasury stock	(909,222)										(909,222)
Spin-Off of Expedia to shareholders (a)	15,454							15,454

Balance as of September 30, 2006	$8,735,291	$—	1	$408	407,671	$32	32,315	$14,554,011	$304,012	$51,470	$(6,169,644)	$(4,998)

        Accumulated other comprehensive income, net of tax, is comprised of unrealized losses on available for sale securities of $(3,930) and $(5,160) at September 30, 2006 and December 31, 2005, respectively, foreign currency translation adjustments of $53,386 and $33,197 at September 30, 2006 and December 31, 2005, respectively, and net gains (losses) on derivative contracts of $2,014 and $(1,964) at September 30, 2006 and December 31, 2005, respectively.

(a)
Due to a true-up of federal income taxes for the 2005 period prior to the Spin-Off and as provided for in the tax sharing agreement entered into with Expedia at the time of the Spin-Off, the Company recorded a $15.5 million reduction to the amount distributed to Expedia shareholders in September 2006 due to a reduced tax liability. An adjustment will also be recorded in the fourth quarter of 2006 upon filing of state tax returns for the 2005 period prior to the Spin-Off.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Earnings before preferred dividends	$175,936	$763,083
Less: loss (income) from discontinued operations, net of tax	45	(292,601)

Earnings from continuing operations	175,981	470,482
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Depreciation and amortization of intangibles	256,947	241,967
Non-cash compensation expense	70,772	113,778
Amortization of cable distribution fees	23,191	51,183
Amortization of non-cash marketing	32,625	—
Deferred income taxes	64,229	(1,054,605)
Excess tax benefits from stock-based awards	—	27,422
Gain on sales of loans held for sale	(170,174)	(128,288)
Gain on sale of VUE interests	—	(523,487)
Equity in income of unconsolidated affiliates, net of dividends	(25,594)	(39,580)
Non-cash interest income	—	(29,511)
Minority interest in income of consolidated subsidiaries	(701)	1,951
Increase in cable distribution fees	(16,875)	(20,067)
Changes in current assets and liabilities:
Accounts and notes receivable	(11,514)	(4,727)
Origination of loans held for sale	(5,956,766)	(5,282,836)
Proceeds from sales of loans held for sale	6,166,840	5,200,748
Inventories	(89,206)	(92,944)
Prepaids and other assets	(14,792)	(11,039)
Accounts payable, income taxes payable and accrued liabilities	(116,365)	519,540
Deferred revenue	25,410	32,308
Funds collected by Ticketing on behalf of clients, net	64,947	78,666
Other, net	37,016	(6,368)

Net cash provided by (used in) operating activities attributable to continuing operations	515,971	(455,407)

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(80,148)	(682,809)
Capital expenditures	(178,635)	(175,262)
Purchases of marketable securities	(529,643)	(1,943,180)
Proceeds from sales and maturities of marketable securities	1,220,121	2,324,303
Decrease (increase) in long-term investments	4,117	(28,707)
Proceeds from sale of VUE interests	—	1,882,291
Proceeds from sale of EUVÍA	—	183,016
Other, net	2,257	31,334

Net cash provided by investing activities attributable to continuing operations	438,069	1,590,986

Cash flows from financing activities attributable to continuing operations:
Borrowings	814	80,000
Borrowings under warehouse lines of credit	5,853,469	5,190,541
Repayments of warehouse lines of credit	(5,892,278)	(4,984,897)
Principal payments on long-term obligations	(12,859)	(38,344)
Purchase of treasury stock	(927,059)	(1,488,427)
Issuance of common stock, net of withholding taxes	49,785	47,362
Redemption of preferred stock	—	(655,727)
Preferred dividends	—	(7,938)
Excess tax benefits from stock-based awards	14,144	—
Other, net	22,035	(42,062)

Net cash used in financing activities attributable to continuing operations	(891,949)	(1,899,492)

Total cash provided by (used in) continuing operations	62,091	(763,913)

Net cash (used in) provided by operating activities attributable to discontinued operations	(3,537)	753,445
Net cash used in investing activities attributable to discontinued operations	(104)	(19,062)
Net cash used in financing activities attributable to discontinued operations	—	(38,717)

Total cash (used in) provided by discontinued operations (Revised-See Note 2)	(3,641)	695,666
Effect of exchange rate changes on cash and cash equivalents	23,327	(22,053)

Net increase (decrease) in cash and cash equivalents	81,777	(90,300)
Cash and cash equivalents at beginning of period	987,080	999,698

Cash and cash equivalents at end of period	$1,068,857	$909,398

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

        Prior to the commencement of trading on August 9, 2005, IAC completed the separation of its travel and travel-related businesses and investments (other than Interval and TV Travel Shop) into an independent public company. We refer to this transaction as the "Spin-Off" and to the new company that holds IAC's former travel and travel-related businesses and investments as "Expedia." Immediately prior to the Spin-Off, IAC effected a one-for-two reverse stock split.

        In June 2005, the Company sold its 48.6% ownership in EUVÍA. Additionally, TV Travel Shop ceased operations during the second quarter of 2005 and Quiz TV Limited, which was previously reported in our Emerging Businesses group, ceased operations during the second quarter of 2006.

        Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include Expedia through August 8, 2005 and EUVÍA through June 2, 2005. TV Travel Shop and Quiz TV Limited are presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented. Further, all IAC common stock share information and related per share prices were adjusted to reflect IAC's one-for-two reverse stock split.

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

Recent Accounting Pronouncements

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

        FIN 48 utilizes a two-step process to evaluate tax positions. Recognition (step one) occurs when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) occurs only if it is determined that a tax position meets the more likely than not recognition threshold. Under step two, the tax position is measured to determine the amount of benefit to recognize in the financial statements. The tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized on ultimate settlement. FIN 48's use of the term "more likely than not" in steps one and two is consistent with how that term is used in SFAS No. 109, "Accounting for Income Taxes."

        FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company will adopt FIN 48 effective January 1, 2007 and is currently assessing its impact on the Company's consolidated financial position, results of operations and cash flows.

        On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and the effect of the measurements on earnings or changes in net assets. Among other things, SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is permitted. The cumulative effect of applying the provisions of SFAS No. 157 will be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company expects to adopt SFAS No. 157 effective January 1, 2008 and is currently assessing its impact on the Company's consolidated financial position, results of operations and cash flows.

Reclassifications

        The accompanying consolidated balance sheet at December 31, 2005 and consolidated statements of operations for the three and nine months ended September 30, 2005 and cash flows for the nine months ended September 30, 2005 have been reclassified to present Quiz TV Limited as a discontinued operation. See Note 8 for a further description of discontinued operations. Amortization of cable distribution fees, which was reported separately in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005, has been included in selling and marketing expense to conform with the current period presentation. Non-cash compensation expense, which was reported separately in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005, has been reclassified to conform with the current period presentation. See Note 3 for a further description of this reclassification. The accompanying consolidated statement of cash flows for the nine months ended September 30, 2005 has also been revised to separately disclose the operating, investing and financing portions of cash flows attributable to the Company's discontinued operations. These amounts had previously been reported on a combined basis as a single amount. In addition, certain other prior period amounts have been reclassified to conform with the current period presentation.

NOTE 3—ADOPTION OF SFAS 123R AND STOCK-BASED COMPENSATION

        Effective January 1, 2006, the Company adopted SFAS 123R and has applied the provisions of SAB 107 regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies in its adoption of SFAS 123R.

        The adoption of SFAS 123R did not impact the amount of stock-based compensation expense recorded in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2006, since the Company had previously adopted the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under SFAS No. 123, the Company recognized expense for all stock-based compensation instruments granted or modified on or after January 1, 2003 and provided pro forma information in the notes to its consolidated financial statements to illustrate the effect on net earnings as if all stock-based compensation instruments granted prior to January 1, 2003 were being expensed. On August 9, 2005, the Company began recognizing expense for all stock-based compensation instruments granted prior to

January 1, 2003 due to the modification of all such instruments in connection with the Spin-Off. Prior to the adoption of SFAS 123R, the entire tax benefit from stock-based compensation was reported as a component of operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the stock-based compensation cost recognized in the consolidated statement of operations are reported as a component of financing cash flows. For the nine months ended September 30, 2006, excess tax benefits from stock-based compensation of $14.1 million are included as a component of financing cash flows. For the nine months ended September 30, 2005, excess tax benefits from stock-based compensation of $27.4 million are included as a component of operating cash flows.

        The following table illustrates the effect on net earnings available to common shareholders and net earnings per share as if the fair value-based method under SFAS No. 123 had been applied to all outstanding and unvested awards for the three and nine months ended September 30, 2005:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(In thousands, except per share data)
Net earnings available to common shareholders, as reported	$68,077	$755,145
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	37,510	104,727
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(17,338)	(86,794)

Pro forma net earnings available to common shareholders	$88,249	$773,078

Net earnings per share available to common shareholders:
Basic as reported	$0.21	$2.27
Basic pro forma	$0.27	$2.33
Diluted as reported	$0.20	$2.12
Diluted pro forma	$0.25	$2.17

        Pro forma information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value-based method. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model. In addition, the deduction line item in the table above included in the determination of pro forma expense for the three and nine months ended September 30, 2005, includes a favorable adjustment of $20.6 million due to the cumulative effect of the change in the Company's estimate related to the number of stock-based awards that were expected to vest. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis.

        IAC currently has three active plans under which future awards may be granted, all of which currently cover outstanding stock options to acquire shares of IAC common stock, restricted stock units ("RSUs") and restricted stock, as well as provide for the future grant of these and other equity awards. These plans are: the IAC 2005 Stock and Annual Incentive Plan, the Amended and Restated IAC 2000 Stock and Annual Incentive Plan and the IAC 1997 Stock and Annual Incentive Plan.

        Each active plan has a stated term of ten years and provides that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plans do not specify grant dates or vesting schedules as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Stock option awards to date have generally vested in equal annual installments over a four-year period, and RSU awards to date have generally vested in equal annual installments over a five-year period, in each case, from the grant date. In addition to equity awards outstanding under the three active plans discussed above, stock options and other equity awards outstanding under terminated plans and plans assumed in acquisitions are reflected in the information set forth below.

        The following table summarizes non-cash stock-based compensation expense related to stock options, restricted stock and RSUs for the three and nine months ended September 30, 2006 and 2005 which was classified as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Cost of sales—product sales	$22	$25	$92	$67
Cost of sales—service revenue	1,271	3,125	5,305	5,181
Selling and marketing expense	1,415	1,503	5,907	3,193
General and administrative expense	15,353	80,082	59,360	105,240
Other operating expense	31	40	108	97

Non-cash stock-based compensation expense before income taxes	18,092	84,775	70,772	113,778
Income tax benefit	(6,027)	(23,065)	(24,297)	(32,328)

Non-cash stock-based compensation expense after income taxes	$12,065	$61,710	$46,475	$81,450

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

        In connection with the Spin-Off, all outstanding share-based compensation instruments of the Company were modified. Accordingly, on August 9, 2005, the Company recorded a pre-tax modification charge of $67.0 million related to the treatment of vested stock options.

        As of September 30, 2006, there was approximately $257.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards. This cost is expected to be recognized over a weighted-average period of approximately 3.2 years.

Stock Options

        A summary of changes in outstanding stock options is as follows:

	September 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at beginning of year	31,815	$19.73
Granted	—	—
Exercised	(4,690)	12.79
Forfeited or expired	(602)	26.11

Outstanding at end of period	26,523	$20.80	4.1	$276,828

Options exercisable	20,379	$17.26	2.8	$255,718

Available for grant	16,628

        The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. There were no stock options granted by the Company during the nine months ended September 30, 2006. Approximately 12.8 million stock options were granted by the Company during the nine months ended September 30, 2005, including stock options assumed in acquisitions.

        The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. For purposes of this model, no dividends have been assumed. Expected stock price volatilities are estimated based on the Company's historical volatility. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards, in effect at the grant date. The expected term of options granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. The following are the weighted average assumptions used in the Black-Scholes option pricing model for the nine months ended September 30, 2005: volatility factor of 42%, risk-free interest rate of 4.1%, expected term of 6.5 years and a dividend yield of zero.

        The weighted average fair value of stock options assumed in connection with acquisitions during the nine months ended September 30, 2005, based on market prices equal to IAC's common stock on the assumption date, was $24.48.

        In June 2005, the Company granted stock options to its Chairman with exercise prices greater than market value on the date of grant, a 10-year term, cliff vesting at the end of five years, and accelerated vesting upon certain terminations of employment or upon a change of control. The weighted average exercise price and the weighted average fair value related to these grants were $40.12 and $27.90, respectively.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between IAC's closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006.

This amount changes based on the fair market value of IAC's common stock. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $75.0 million and $268.3 million, respectively.

        Cash received from stock option exercises and the related actual tax benefit realized for the nine months ended September 30, 2006 were $60.0 million and $17.7 million, respectively. Cash received from stock option exercises and the related actual tax benefit realized for the nine months ended September 30, 2005 were $80.7 million and $37.8 million, respectively.

        The following table summarizes the information about stock options outstanding and exercisable as of September 30, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at September 30, 2006	Weighted Average Exercise Price
	(Shares in thousands)
$0.00 to $10.00	2,121	4.7	$5.62	1,511	$4.90
$10.01 to $20.00	12,021	1.8	11.57	11,655	11.44
$20.01 to $30.00	5,738	5.5	25.16	4,744	25.15
$30.01 to $40.00	4,617	7.1	34.06	1,843	32.39
$40.01 to $50.00	1,889	7.3	47.38	489	45.90
$50.01 to $60.00	76	3.2	51.80	76	51.80
$60.01 to $70.00	10	3.4	68.17	10	68.17
$70.01 to $80.00	3	3.2	72.37	3	72.37
$80.01 to $90.00	8	3.3	84.18	8	84.18
$90.01 to $105.00	40	3.1	102.09	40	102.09

	26,523	4.1	$20.80	20,379	$17.26

Restricted Stock and Restricted Stock Units

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU equal to the fair value of IAC common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Committee at the time of grant. However, under the terms of outstanding IAC RSU awards, at time of vest, all awards to non-U.S. employees are to be settled in cash. The Company follows the guidance of SFAS 123R and accounts for these awards to non-U.S. employees as liabilities which are marked to market each reporting period through earnings. At both September 30, 2006 and December 31, 2005, approximately 0.3 million international awards were outstanding, respectively. Cash payments related to international awards totaled $1.9 million and $2.8 million for the nine months ended September 30, 2006 and 2005, respectively. Each restricted stock and RSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests, and certain grants also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. The Company recognizes expense for all restricted stock and RSUs. For restricted stock and RSU grants to U.S. employees, the accounting charge is measured at the grant date as the fair value of IAC common stock and expensed ratably as non-cash compensation over the vesting term. The expense associated with RSU awards to non-U.S. employees is initially measured at fair value at the grant date and expensed ratably over the vesting term, subject to mark-to-market adjustments for changes in the price of IAC common stock, as compensation expense within general and administrative expense.

        Nonvested restricted stock and RSUs as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Restricted Stock		RSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at beginning of year	142	$10.76	6,048	$28.94
Granted	200	28.31	4,173	27.75
Vested	(104)	11.50	(1,232)	28.71
Forfeited	(3)	23.89	(1,070)	28.96

Outstanding at end of period	235	$25.22	7,919	$28.35

        The weighted average fair value of restricted stock and RSUs granted during the nine months ended September 30, 2006 and 2005 based on market prices of IAC's common stock on the grant date was $27.78 and $26.72, respectively. The total intrinsic value of restricted stock and RSUs that vested during the nine months ended September 30, 2006 and 2005 was $38.4 million and $48.5 million, respectively. The total fair value of restricted stock and RSUs that vested during the nine months ended September 30, 2006 and 2005 was $36.6 million and $57.5 million, respectively.

        In connection with the acquisitions of certain of its operating subsidiaries, and the funding of certain start-up businesses, IAC has granted restricted equity in the relevant business to certain members of the business' management. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. When acquiring or funding these entities, IAC has taken a preferred interest in the entity with a face value equal to the acquisition price or its investment cost, which accretes paid-in-kind dividends at a prescribed rate of return. The value of the management equity awards is tied to the value of the common stock, with management as a whole generally receiving a small minority of the total common stock outstanding. Accordingly, these minority interests only have value to the extent the relevant business appreciates at a greater rate than the relevant preferred dividend, but can have significant value in the event of significant appreciation. The interests are ultimately settled through varying put/call arrangements or settled on fixed dates in common stock or cash at the option of IAC, with fair market value determined by negotiation or arbitration. The expense associated with these equity awards is initially measured at fair value at the grant date and is amortized ratably as non-cash compensation over the vesting term.

        Effective January 1, 2006, the founder and Chief Executive Officer of LendingTree was promoted to President and Chief Operating Officer of IAC ("COO"). In connection with his promotion, a portion of the COO's existing LendingTree equity awards were exchanged for IAC restricted shares. The IAC shares will vest if certain service and performance conditions as set by the Committee are met. The total incremental compensation cost resulting from this modification was $8.7 million which will be recognized over the vesting period. For the three and nine months ended September 30, 2006, $1.1 million and $3.2 million, respectively, of the incremental compensation cost associated with the modification was recognized in the accompanying consolidated statements of operations.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	September 30, 2006	December 31, 2005
Goodwill	$7,259,002	$7,351,700
Intangible assets with indefinite lives	1,127,764	1,042,558
Intangible assets with definite lives, net	387,258	515,630

Total goodwill and intangible assets, net	$8,774,024	$8,909,888

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At September 30, 2006, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Distribution agreements	$237,546	$(198,880)	$38,666	5.0
Purchase agreements	306,999	(193,899)	113,100	6.8
Customer lists	197,494	(97,248)	100,246	7.8
Technology	204,582	(113,644)	90,938	4.3
Merchandise agreements	44,957	(34,119)	10,838	5.6
Other	75,064	(41,594)	33,470	4.5

Total	$1,066,642	$(679,384)	$387,258

        At December 31, 2005, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Distribution agreements	$244,798	$(177,146)	$67,652	5.0
Purchase agreements	304,911	(161,988)	142,923	6.8
Customer lists	197,084	(70,951)	126,133	7.6
Technology	212,282	(84,297)	127,985	4.3
Merchandise agreements	44,957	(27,359)	17,598	5.7
Other	76,911	(43,572)	33,339	3.1

Total	$1,080,943	$(565,313)	$515,630

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2005 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Year Ending December 31,
2006	$161,205
2007	111,528
2008	86,647
2009	66,386
2010	43,730
2011 and thereafter	46,134

$515,630

        The following table presents the balance of goodwill by segment, including changes in the carrying amount of goodwill, for the nine months ended September 30, 2006 (in thousands):

	Balance as of January 1, 2006	Additions	(Deductions)	Foreign Exchange Translation	Balance as of September 30, 2006
Retailing:
U.S.	$2,889,010	$56,602	$(9,379)	$—	$2,936,233
International	110,090	—	—	7,844	117,934

Total Retailing	2,999,100	56,602	(9,379)	7,844	3,054,167
Services:
Ticketing	1,055,346	5,778	(3,652)	5,703	1,063,175
Lending	516,430	1,329	(3,010)	—	514,749
Real Estate	66,009	3,412	(358)	—	69,063
Teleservices	129,346	—	—	—	129,346
Home Services	101,330	159	(724)	—	100,765

Total Services	1,868,461	10,678	(7,744)	5,703	1,877,098
Media & Advertising	1,538,998	10,052	(191,422)	—	1,357,628
Membership & Subscriptions:
Vacations	467,504	2,383	(250)	—	469,637
Personals	220,895	—	(5,626)	566	215,835
Discounts	256,742	60	(1,011)	—	255,791

Total Membership & Subscriptions	945,141	2,443	(6,887)	566	941,263
Emerging Businesses	—	28,846	—	—	28,846

Total	$7,351,700	$108,621	$(215,432)	$14,113	$7,259,002

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

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

        The balance of property, plant and equipment, net is as follows (in thousands):

	September 30, 2006	December 31, 2005
Computer and broadcast equipment	$861,458	$786,457
Buildings and leasehold improvements	189,783	187,439
Furniture and other equipment	186,601	152,758
Projects in progress	151,965	104,096
Land	19,652	20,620

	1,409,459	1,251,370
Less: accumulated depreciation and amortization	(799,060)	(684,380)

Total property, plant and equipment, net	$610,399	$566,990

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

Styleclick, ECS and Avaltus are presented as discontinued operations and, accordingly, are excluded from the tables below.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(In thousands)
Revenue:
Retailing:
U.S.	$686,189	$664,290	$2,055,625	$1,829,358
International	82,534	85,234	257,040	280,652

Total Retailing	768,723	749,524	2,312,665	2,110,010
Services:
Ticketing	265,462	227,517	806,282	696,654
Lending	106,041	109,422	327,912	266,757
Real Estate	15,888	16,299	42,342	43,003
Teleservices	106,095	87,440	302,707	241,549
Home Services	18,460	12,205	48,394	30,504

Total Services	511,946	452,883	1,527,637	1,278,467
Media & Advertising	135,488	83,471	384,386	103,967
Membership & Subscriptions:
Vacations	72,916	66,074	228,345	208,905
Personals	80,239	65,990	231,799	181,339
Discounts	32,047	30,797	75,480	88,463
Intra-sector elimination	(61)	(46)	(930)	(775)

Total Membership & Subscriptions	185,141	162,815	534,694	477,932
Emerging Businesses	6,915	4,063	18,038	6,862
Intersegment elimination (a)	(5,242)	(8,322)	(14,776)	(28,595)

Total	$1,602,971	$1,444,434	$4,762,644	$3,948,643

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Operating Income (Loss):
Retailing:
U.S.	$50,347	$41,072	$142,858	$127,841
International	(576)	(3,079)	(1,217)	(1,195)

Total Retailing	49,771	37,993	141,641	126,646
Services:
Ticketing	50,454	42,799	178,254	138,148
Lending	15,202	25,270	34,024	46,622
Real Estate	(8,044)	(5,442)	(21,609)	(23,908)
Teleservices	5,290	4,380	15,848	10,999
Home Services	5,078	2,596	10,791	7,766

Total Services	67,980	69,603	217,308	179,627
Media & Advertising	(2,121)	(855)	(19,885)	2
Membership & Subscriptions:
Vacations	22,837	20,245	75,519	66,565
Personals	18,996	15,769	37,639	29,691
Discounts	(5,220)	(8,641)	(38,128)	(36,576)

Total Membership & Subscriptions	36,613	27,373	75,030	59,680
Emerging Businesses	(7,233)	(4,602)	(20,126)	(13,370)
Corporate and other	(35,464)	(110,263)	(129,699)	(212,734)

Total	$109,546	$19,249	$264,269	$139,851

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Operating Income Before Amortization (b):
Retailing:
U.S.	$57,349	$56,702	$176,819	$172,205
International	(572)	(2,752)	(535)	(215)

Total Retailing	56,777	53,950	176,284	171,990
Services:
Ticketing	57,026	49,886	198,759	159,586
Lending	18,807	30,578	46,474	66,749
Real Estate	(6,259)	(2,396)	(15,908)	(13,833)
Teleservices	5,290	4,380	15,848	10,999
Home Services	6,006	3,501	13,608	9,144

Total Services	80,870	85,949	258,781	232,645
Media & Advertising	15,878	9,286	38,207	10,249
Membership & Subscriptions:
Vacations	29,142	26,550	94,434	85,480
Personals	19,252	16,645	42,499	32,495
Discounts	(3,932)	(7,085)	(34,264)	(31,749)

Total Membership & Subscriptions	44,462	36,110	102,669	86,226
Emerging Businesses	(7,053)	(4,591)	(19,590)	(12,995)
Corporate and other	(19,113)	(26,503)	(61,430)	(100,553)

Total	$171,821	$154,201	$494,921	$387,562

(a)
Intersegment eliminations relate to services provided between IAC segments and primarily include call center services provided by the Teleservices segment to other IAC segments, including certain of those businesses currently presented in discontinued operations. Revenues generated between IAC continuing operating segments were $5.2 million and $5.3 million for the three months ended September 30, 2006 and 2005, respectively, and $14.8 million and $10.9 million for the nine months ended September 30, 2006 and 2005, respectively. Revenues generated by IAC continuing operating segments from discontinued operating segments were none and $3.0 million for the three months ended September 30, 2006 and 2005, respectively, and less than $0.1 million and $17.7 million for the nine months ended September 30, 2006, and 2005, respectively. These amounts are eliminated in consolidation.

(b)
Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing, (2) amortization of intangibles and goodwill impairment, (3) pro forma adjustments for significant acquisitions, and (4) one-time items. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash marketing, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

        The following table reconciles Operating Income Before Amortization to operating income and net earnings available to common shareholders.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Operating Income Before Amortization	$171,821	$154,201	$494,921	$387,562
Non-cash compensation expense	(18,092)	(84,775)	(70,772)	(113,778)
Amortization of non-cash marketing	(14,629)	—	(32,625)	—
Amortization of intangibles	(29,554)	(50,177)	(127,255)	(133,933)

Operating income	109,546	19,249	264,269	139,851
Interest income	16,578	29,365	55,032	121,377
Interest expense	(14,731)	(20,439)	(45,738)	(58,106)
Gain on sale of VUE interests	—	—	—	523,487
Equity in income of unconsolidated affiliates	8,322	6,225	25,594	39,580
Other income (a)	3,541	8,034	7,479	16,126
Income tax provision	(54,180)	(6,802)	(131,356)	(309,882)
Minority interest in income of consolidated subsidiaries	30	(526)	701	(1,951)
Gain on sale of EUVÍA, net of tax	—	—	—	79,648
Income (loss) from discontinued operations, net of tax	5,839	34,383	(45)	212,953
Preferred dividends	—	(1,412)	—	(7,938)

Net earnings available to common shareholders	$74,945	$68,077	$175,936	$755,145

(a)
Other income for the nine months ended September 30, 2005 includes a $16.7 million gain on the sale of the Company's minority interest share in the Italian home shopping operations, partially offset by $15.0 million of realized losses on marketable securities.

        The Company maintains operations in the United States, Germany, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Revenue
United States	$1,392,432	$1,256,664	$4,126,385	$3,384,526
All other countries	210,539	187,770	636,259	564,117

	$1,602,971	$1,444,434	$4,762,644	$3,948,643

	September 30, 2006	December 31, 2005
	(In thousands)
Long-lived assets
United States	$593,395	$560,201
All other countries	39,582	36,057

	$632,977	$596,258

NOTE 7—RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles Operating Income Before Amortization to operating income (loss) for the Company's operating segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the three months ended September 30, 2006:
	Operating Income Before Amortization	Non-cash compensation expense (A)	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$57.3	$(1.3)	$—	$(5.7)	$50.3
International	(0.6)	—	—	—	(0.6)

Total Retailing	56.8	(1.3)	—	(5.7)	49.8
Services:
Ticketing	57.0	—	—	(6.6)	50.5
Lending	18.8	(0.1)	—	(3.5)	15.2
Real Estate	(6.3)	(0.1)	—	(1.7)	(8.0)
Teleservices	5.3	—	—	—	5.3
Home Services	6.0	(0.2)	—	(0.8)	5.1

Total Services	80.9	(0.4)	—	(12.5)	68.0
Media & Advertising	15.9	—	(14.6)	(3.4)	(2.1)
Membership & Subscriptions:
Vacations	29.1	—	—	(6.3)	22.8
Personals	19.3	—	—	(0.3)	19.0
Discounts	(3.9)	—	—	(1.3)	(5.2)

Total Membership & Subscriptions	44.5	—	—	(7.8)	36.6
Emerging Businesses	(7.1)	—	—	(0.1)	(7.2)
Corporate and other	(19.1)	(16.4)	—	—	(35.5)

Total	$171.8	$(18.1)	$(14.6)	$(29.6)	109.5

Other income, net					13.7

Earnings from continuing operations before income taxes and minority interest					123.3
Income tax provision					(54.2)
Minority interest in income of consolidated subsidiaries					—

Earnings from continuing operations					69.1
Gain on sale of EUVÍA, net of tax					—
Income from discontinued operations, net of tax					5.8

Earnings before preferred dividends					74.9
Preferred dividends					—

Net earnings available to common shareholders					$74.9

(A)
Non-cash compensation expense includes $1.3 million, $1.4 million and $15.4 million which are included in cost of sales, selling and marketing expense and general and administrative expense, respectively, in the accompanying consolidated statement of operations.

	For the three months ended September 30, 2005:
	Operating Income Before Amortization	Non-cash compensation expense (B)	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$56.7	$(0.3)	$—	$(15.4)	$41.1
International	(2.8)	—	—	(0.3)	(3.1)

Total Retailing	54.0	(0.3)	—	(15.7)	38.0
Services:
Ticketing	49.9	—	—	(7.1)	42.8
Lending	30.6	(0.5)	—	(4.8)	25.3
Real Estate	(2.4)	(0.2)	—	(2.8)	(5.4)
Teleservices	4.4	—	—	—	4.4
Home Services	3.5	(0.1)	—	(0.8)	2.6

Total Services	86.0	(0.9)	—	(15.5)	69.6
Media & Advertising	9.3	—	—	(10.1)	(0.9)
Membership & Subscriptions:
Vacations	26.6	—	—	(6.3)	20.2
Personals	16.6	—	—	(0.9)	15.8
Discounts	(7.1)	—	—	(1.6)	(8.6)

Total Membership & Subscriptions	36.1	—	—	(8.7)	27.4
Emerging Businesses	(4.6)	0.1	—	(0.1)	(4.6)
Corporate and other	(26.5)	(83.8)	—	—	(110.3)

Total	$154.2	$(84.8)	$—	$(50.2)	19.2

Other income, net					23.2

Earnings from continuing operations before income taxes and minority interest					42.4
Income tax provision					(6.8)
Minority interest in income of consolidated subsidiaries					(0.5)

Earnings from continuing operations					35.1
Gain on sale EUVÍA, net of tax					—
Income from discontinued operations, net of tax					34.4

Earnings before preferred dividends					69.5
Preferred dividends					(1.4)

Net earnings available to common shareholders					$68.1

(B)
Non-cash compensation expense includes $3.2 million, $1.5 million and $80.1 million which are included in cost of sales, selling and marketing expense and general and administrative expense, respectively, in the accompanying consolidated statement of operations.

	For the nine months ended September 30, 2006:
	Operating Income Before Amortization	Non-cash compensation expense (C)	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$176.8	$(3.5)	$—	$(30.5)	$142.9
International	(0.5)	—	—	(0.7)	(1.2)

Total Retailing	176.3	(3.5)	—	(31.2)	141.6
Services:
Ticketing	198.8	—	—	(20.5)	178.3
Lending	46.5	1.0	—	(13.5)	34.0
Real Estate	(15.9)	0.5	—	(6.2)	(21.6)
Teleservices	15.8	—	—	—	15.8
Home Services	13.6	(0.5)	—	(2.4)	10.8

Total Services	258.8	1.1	—	(42.6)	217.3
Media & Advertising	38.2	—	(29.6)	(28.5)	(19.9)
Membership & Subscriptions:
Vacations	94.4	—	—	(18.9)	75.5
Personals	42.5	—	(3.0)	(1.9)	37.6
Discounts	(34.3)	—	—	(3.9)	(38.1)

Total Membership & Subscriptions	102.7	—	(3.0)	(24.6)	75.0
Emerging Businesses	(19.6)	(0.1)	—	(0.4)	(20.1)
Corporate and other	(61.4)	(68.3)	—	—	(129.7)

Total	$494.9	$(70.8)	$(32.6)	$(127.3)	264.3

Other income, net					42.4

Earnings from continuing operations before income taxes and minority interest					306.6
Income tax provision					(131.4)
Minority interest in income of consolidated subsidiaries					0.7

Earnings from continuing operations					176.0
Gain on sale of EUVÍA, net of tax					—
Loss from discontinued operations, net of tax					—

Earnings before preferred dividends					175.9
Preferred dividends					—

Net earnings available to common shareholders					$175.9

(C)
Non-cash compensation expense includes $5.4 million, $5.9 million, $59.4 million and $0.1 million which are included in cost of sales, selling and marketing expense, general and administrative expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

	For the nine months ended September 30, 2005:
	Operating Income Before Amortization	Non-cash compensation expense (D)	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$172.2	$(0.3)	$—	$(44.1)	$127.8
International	(0.2)	—	—	(1.0)	(1.2)

Total Retailing	172.0	(0.3)	—	(45.1)	126.6
Services:
Ticketing	159.6	—	—	(21.4)	138.1
Lending	66.7	(1.4)	—	(18.7)	46.6
Real Estate	(13.8)	(0.7)	—	(9.3)	(23.9)
Teleservices	11.0	—	—	—	11.0
Home Services	9.1	0.9	—	(2.2)	7.8

Total Services	232.6	(1.3)	—	(51.7)	179.6
Media & Advertising	10.2	—	—	(10.2)	—
Membership & Subscriptions:
Vacations	85.5	—	—	(18.9)	66.6
Personals	32.5	—	—	(2.8)	29.7
Discounts	(31.7)	—	—	(4.8)	(36.6)

Total Membership & Subscriptions	86.2	—	—	(26.5)	59.7
Emerging Businesses	(13.0)	—	—	(0.4)	(13.4)
Corporate and other	(100.6)	(112.2)	—	—	(212.7)

Total	$387.6	$(113.8)	$—	$(133.9)	139.9

Other income, net					642.5

Earnings from continuing operations before income taxes and minority interest					782.3
Income tax provision					(309.9)
Minority interest in income of consolidated subsidiaries					(2.0)

Earnings from continuing operations					470.5
Gain on sale EUVÍA, net of tax					79.6
Income from discontinued operations, net of tax					213.0

Earnings before preferred dividends					763.1
Preferred dividends					(7.9)

Net earnings available to common shareholders					$755.1

(D)
Non-cash compensation expense includes $5.3 million, $3.2 million, $105.2 million and $0.1 million which are included in cost of sales, selling and marketing expense, general and administrative expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

NOTE 8—DISCONTINUED OPERATIONS

        During the second quarter of 2006, Quiz TV Limited, previously reported in IAC's Emerging Businesses group, ceased operations and is presented as a discontinued operation in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented.

        In June 2005, IAC sold its 48.6% ownership in EUVÍA (previously reported in the International segment of IAC's Retailing sector) for approximately $204.0 million, which resulted in a pre-tax gain of $127.1 million and an after-tax gain of $79.6 million recognized in the second quarter of 2005. The after-tax gain on the sale of EUVÍA was subsequently reduced to $70.2 million in the fourth quarter of 2005. During the second quarter of 2005, TV Travel Shop ceased the sale of third-party travel products through its broadcast programming. On August 9, 2005, IAC completed the Spin-Off. Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include Expedia through August 8, 2005 and EUVÍA through June 2, 2005. TV Travel Shop, Styleclick, ECS and Avaltus are presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented. Income from discontinued operations, net of tax, in 2006 includes a tax benefit on state tax reserves released during the third quarter related to the sale of USA Broadcasting in 2002.

        The net revenue and net earnings, net of the effect of any minority interest, for the aforementioned discontinued operations, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net revenue	$24	$266,452	$4,794	$1,377,768

(Loss) earnings before income taxes and minority interest	$(254)	$80,732	$(4,473)	$281,332
Income tax benefit (provision)	6,093	(46,982)	4,428	(63,006)
Minority interest in loss (income) of consolidated subsidiaries	—	633	—	(5,373)

Net earnings	$5,839	$34,383	$(45)	$212,953

NOTE 9—EARNINGS PER SHARE

        The following table sets forth the computation of Basic and Diluted GAAP earnings per share.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Earnings from continuing operations:
Numerator:
Earnings from continuing operations	$69,106	$35,106	$175,981	$470,482
Preferred stock dividends (a)	—	(1,412)	—	(7,938)

Net earnings from continuing operations available to common shareholders	69,106	33,694	175,981	462,544
Interest expense on Convertible Notes (b)	241	—	851	412

Net earnings from continuing operations available to common shareholders after assumed conversions	$69,347	$33,694	$176,832	$462,956

Denominator:
Basic shares outstanding	296,091	326,421	309,070	332,426
Dilutive securities including stock options, warrants and restricted stock and share units	13,123	21,367	15,677	28,480

Denominator for diluted earnings per share—weighted average shares (c)	309,214	347,788	324,747	360,906

Net earnings available to common shareholders:
Numerator:
Earnings before preferred dividends	$74,945	$69,489	$175,936	$763,083
Preferred stock dividends (a)	—	(1,412)	—	(7,938)

Net earnings available to common shareholders	74,945	68,077	175,936	755,145
Interest expense on Convertible Notes (b)	241	—	851	412

Net earnings available to common shareholders after assumed conversions	$75,186	$68,077	$176,787	$755,557

Denominator:
Basic shares outstanding	296,091	326,421	309,070	332,426
Dilutive securities including stock options, warrants and restricted stock and share units	13,123	21,367	15,677	28,480

Denominator for diluted earnings per share—weighted average shares (c)	309,214	347,788	324,747	360,906

Earnings per share:
Basic earnings per share from continuing operations	$0.23	$0.10	$0.57	$1.39
Discontinued operations, net of tax	0.02	0.11	—	0.88

Basic earnings per share from net earnings	$0.25	$0.21	$0.57	$2.27

Diluted earnings per share from continuing operations	$0.22	$0.10	$0.54	$1.30
Discontinued operations, net of tax	0.02	0.10	—	0.82

Diluted earnings per share from net earnings	$0.24	$0.20	$0.54	$2.12

(a)
For the nine months ended September 30, 2005, approximately 7.9 million shares related to the assumed conversion of the Company's preferred stock were included in the calculation of diluted earnings per share. Accordingly, under the "if-converted" method, the preferred stock dividends were excluded from the numerator in calculating diluted earnings per share.

(b)
For the three months ended September 30, 2006, approximately 1.3 million shares related to the assumed conversion of the Convertible Notes were included in the calculation of diluted earnings per share. For the nine months ended September 30, 2006 and 2005, approximately 1.7 million shares and 1.2 million shares, respectively, related to the assumed conversion of Convertible Notes were included in the calculation of diluted earnings per share. Accordingly, under the "if-converted" method, the interest expense related to the Convertible Notes was excluded from the numerator in calculating diluted earnings per share for each respective period.

(c)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, vesting of restricted stock units and conversion of the Convertible Notes. For the three months ended September 30, 2005, approximately 3.5 million shares related to the assumed conversion of the Convertible Notes that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 10—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At September 30, 2006 and December 31, 2005, the Company's equity investments in unconsolidated affiliates totaled $77.9 million and $52.3 million, respectively, and is included in "Long-term investments" in the accompanying consolidated balance sheet.

        Through June 7, 2005, IAC beneficially owned 5.44% of the partnership common equity of Vivendi Universal Entertainment LLLP ("VUE"), plus certain preferred interests of VUE. This common interest was accounted for using the equity method. On June 7, 2005, IAC sold its common and preferred interests in VUE to NBC Universal for approximately $3.4 billion in aggregate consideration, which resulted in a pre-tax gain of $523.5 million and an after-tax gain of $322.1 million. Prior to the sale, the statement of operations data related to VUE was historically recorded on a one-quarter lag due to the timing of receiving information from the partnership. During the fourth quarter of 2004,

VUE recorded a charge related to asset impairments. Due to the one-quarter lag noted above, IAC recorded its share of the charge in the first quarter of 2005. Equity in income of VUE recognized in the nine months ended September 30, 2005 represents IAC's share in VUE's 2004 fourth quarter results as well as IAC's share of VUE's results from January 1, 2005 through June 7, 2005.

        Summarized financial information for the Company's equity investment in VUE was as follows (in thousands):

For the period October 1, 2004 to June 7, 2005
Net sales	$5,633,353
Gross profit	1,707,191
Net income	441,855

        Summarized aggregated financial information for the Company's remaining equity investments, Jupiter Shop Channel (Japan), TVSN (China) and TM Mexico, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales	$220,673	$170,642	$645,546	$504,668
Gross profit	93,225	70,545	274,514	204,868
Net income	24,040	16,607	71,026	49,046

        During the third quarter of 2006, IAC sold its equity investment in BET, which resulted in a pre-tax gain of $4.5 million and an after-tax gain of $2.6 million.

NOTE 11—DERIVATIVE INSTRUMENTS

Derivatives Related to Long-term Debt

        IAC's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. IAC's risk management policy enables IAC to manage its exposure to the impact of interest rate changes. As such, from time to time, IAC may enter into interest rate swap transactions designated as fair value hedges with financial institutions to modify the interest characteristics on a portion of its long-term debt. In 2004 and 2003, the Company entered into various interest rate swap agreements related to a portion of its 7.00% Senior Notes due January 15, 2013 (the "2002 Senior Notes"), which effectively changed the Company's interest rate exposure on a portion of the debt from fixed to floating. As of September 30, 2006, of the $750 million total principal amount of the 2002 Senior Notes, the interest rate is fixed on $400 million and the balance of $350 million has been swapped to floating based on the spread over 6-month LIBOR. To further manage risk, the Company unwound swap agreements for nominal gains during 2005 and 2004, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at September 30, 2006 and 2005 resulted in losses of $11.1 million and $5.3 million, respectively. The fair value of the contracts has been recorded in the accompanying consolidated balance sheet in "Other non-current assets" and/or "Other long-term liabilities" with a corresponding offset to the carrying value of the related debt. The derivative gain or loss in the period of change and the offsetting hedged item loss or gain attributable to the hedged risk are recognized in the consolidated statement of operations.

Derivatives Created in the Spin-Off

        As a result of the IAC Search & Media, Inc. (formerly Ask Jeeves, Inc.) acquisition, upon conversion of the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes"), holders would receive shares of IAC common stock or the cash equivalent of such shares, at the Company's option. Following the Spin-Off, IAC became obligated to deliver shares of both IAC common stock and Expedia common stock to the holders upon conversion of the Convertible Notes. IAC and Expedia may elect to deliver the cash equivalent in lieu of such shares upon conversion of the Convertible Notes. This obligation represents a derivative liability in IAC's accompanying consolidated balance sheet because it is not denominated solely in shares of IAC common stock. This derivative liability was valued at $24.1 million at September 30, 2006. Under the separation agreement related to the Spin-Off, Expedia contractually assumed the obligation to deliver shares of Expedia common stock or the cash equivalent of such shares to IAC upon conversion by the holders of the Convertible Notes. This represents a derivative asset in IAC's accompanying consolidated balance sheet valued at $21.7 million at September 30, 2006. Both of these derivatives are maintained at fair value each reporting period with any changes in fair value reflected in the consolidated statement of operations. The net change in the fair value of these derivatives for the three and nine months ended September 30, 2006 resulted in net losses of $2.3 million and $3.1 million, respectively. The net change in the fair value of these derivatives for the three and nine months ended September 30, 2005 resulted in a gain of $8.9 million. These changes in fair value have been recognized in other income (expense) in the accompanying consolidated statements of operations. The derivative asset related to the Convertible Notes is recorded in "Other non-current assets" and the derivative liability related to the Convertible Notes is recorded in "Other long-term liabilities" in the accompanying consolidated balance sheet. At September 30, 2006, the principal amount of the Convertible Notes outstanding was $34.7 million.

Derivatives Related to Loans Held for Sale

        The Company is exposed to additional risks in connection with its mortgage banking operations which are conducted under two brand names, LendingTree Loans and Home Loan Center (herein collectively referred to as "LendingTree Loans"). LendingTree Loans is exposed to interest rate risk for loans it originates until those loans are sold in the secondary market ("loans held for sale"). The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are designated as fair value hedges. The fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. For loans held for sale that are hedged with forward delivery contracts, the carrying value of the loans held for sale and the derivative instruments are adjusted for the change in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative gain or loss as well as the offsetting hedged item loss or gain attributable to the hedged risk are recognized in the statement of operations as a component of revenue. The net of these adjustments represents the ineffective portion of highly effective hedges which is also recorded as a component of revenue. If it is determined that the hedging relationship is not highly effective, hedge accounting is discontinued. When hedge accounting is discontinued, the affected loans held for sale are no longer adjusted for changes in fair value. However, the changes in fair value of the derivative instruments are recognized in current earnings as a component of revenue. The fair value of the derivative instruments is recorded in "Other current assets" and/or "Other accrued liabilities" in the accompanying consolidated balance sheet. For the three and nine months ended September 30, 2006, the Company recognized a gain of less than $0.1 million and a loss of $0.2 million related to hedge ineffectiveness and losses of $0.8 million and $0.5 million, respectively, related to changes in the fair value of derivative instruments when hedge accounting was discontinued. For the three and nine months ended September 30, 2005, the Company recognized losses of less than $0.1 million and $1.2 million, respectively, related to hedge ineffectiveness and gains of $1.3 million and $0.7 million, respectively, related to changes in the fair value of derivative instruments when hedge accounting was discontinued.

        LendingTree Loans enters into commitments with consumers to originate loans at a locked in interest rate (interest rate lock commitments—"IRLCs"). IAC reports IRLCs as derivative instruments in accordance with SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. Similar to loans held for sale, the fair value of IRLCs is subject to change primarily due to changes in interest rates and fallout factors. Under LendingTree Loans' risk management policy, LendingTree Loans hedges the changes in fair value of IRLCs primarily by entering into forward delivery contracts which can reduce the volatility of earnings. Both the IRLCs and the related hedging instrument do not qualify for hedge accounting and are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue in the statement of operations. The net change in the fair value of these derivative instruments for the three and nine months ended September 30, 2006 resulted in losses of $1.0 million and less than $0.1 million, respectively, and have been recognized in the accompanying consolidated statements of operations. The net change in the fair value of these derivative instruments for the three and nine months ended September 30, 2005 resulted in gains of $2.8 million and $0.9 million, respectively, and have been recognized in the accompanying consolidated statements of operations. The IRLCs are recorded in "Other current assets" and/or "Other accrued liabilities" in the accompanying consolidated balance sheet. At September 30, 2006, there was $683.1 million of IRLC's notional value outstanding.

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

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. This derivative contract has been designated as a cash flow hedge for accounting purposes and foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in the statement of operations and are offsetting. In addition, the remaining effective portion of the derivative gain or loss is recorded in other comprehensive income until the liability is extinguished. The change in fair value of this foreign exchange forward contract at September 30, 2006 and 2005 resulted in unrealized losses of $6.7 million and $6.2 million, respectively. There was no ineffectiveness recognized in any period related to this derivative contract as the critical terms of the derivative and hedged liability are identical.

NOTE 12—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        On July 19, 2005, IAC completed the acquisition of IAC Search & Media, Inc. (formerly Ask Jeeves, Inc.). As part of the transaction, IAC irrevocably and unconditionally guaranteed the Convertible Notes. IAC Search & Media, Inc. is wholly owned by IAC.

        The following tables present condensed consolidating financial information as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 for: the guarantor, IAC, on a stand-alone basis; IAC Search & Media, Inc. (since its acquisition on July 19, 2005), on a stand-alone basis; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

        As of and for the three and nine months ended September 30, 2006:

	IAC	IAC Search & Media, Inc.	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance sheet as of September 30, 2006:
Current assets	$1,137,116	$136,839	$2,189,780	$—	$3,463,735
Property, plant and equipment, net	—	44,579	565,820	—	610,399
Goodwill and intangible assets, net	—	1,845,429	6,928,595	—	8,774,024
Investment in subsidiaries	12,692,424	1,204,757	11,879,870	(25,777,051)	—
Other non-current assets	149,664	32,511	140,263	—	322,438

Total assets	$13,979,204	$3,264,115	$21,704,328	$(25,777,051)	$13,170,596

Current liabilities	$11,961	$51,864	$2,078,228	$—	$2,142,053
Long-term debt, net of current maturities	738,914	31,850	100,810	—	871,574
Other long-term liabilities and minority interest	710,135	158,003	553,540	—	1,421,678
Intercompany liabilities	3,782,903	(82,989)	(3,699,914)	—	—
Interdivisional equity	—	3,108,517	21,040,195	(24,148,712)	—
Shareholders' equity (deficit)	8,735,291	(3,130)	1,631,469	(1,628,339)	8,735,291

Total liabilities and shareholders' equity (deficit)	$13,979,204	$3,264,115	$21,704,328	$(25,777,051)	$13,170,596

Statement of operations for the three months ended September 30, 2006:
Revenue	$—	$116,582	$1,486,389	$—	$1,602,971
Operating expenses	—	(120,462)	(1,372,963)	—	(1,493,425)
Interest (expense) income, net	(117,719)	1,315	118,251	—	1,847
Other income (expense), net	186,824	(2,640)	14,242	(186,563)	11,863
Income tax benefit (provision)	—	7,564	(61,744)	—	(54,180)
Minority interest in loss of consolidated subsidiaries	1	—	29	—	30

Earnings from continuing operations	69,106	2,359	184,204	(186,563)	69,106
Discontinued operations, net of tax	5,839	—	5,839	(5,839)	5,839

Earnings before preferred dividends	74,945	2,359	190,043	(192,402)	74,945
Preferred dividends	—	—	—	—	—

Net earnings available to common shareholders	$74,945	$2,359	$190,043	$(192,402)	$74,945

Statement of operations for the nine months ended September 30, 2006:
Revenue	$—	$333,999	$4,428,645	$—	$4,762,644
Operating expenses	—	(358,428)	(4,139,947)	—	(4,498,375)
Interest (expense) income, net	(334,731)	2,657	341,368	—	9,294
Other income, net	510,004	8,495	34,454	(519,880)	33,073
Income tax benefit (provision)	—	10,071	(141,427)	—	(131,356)
Minority interest in loss (income), of consolidated subsidiaries	708	—	(7)	—	701

Earnings (loss) from continuing operations	175,981	(3,206)	523,086	(519,880)	175,981
Discontinued operations, net of tax	(45)	—	(45)	45	(45)

Earnings (loss) before preferred dividends	175,936	(3,206)	523,041	(519,835)	175,936
Preferred dividends	—	—	—	—	—

Net earnings (loss) available to common shareholders	$175,936	$(3,206)	$523,041	$(519,835)	$175,936

Statement of cash flows for the nine months ended September 30, 2006:
Cash flows (used in) provided by operating activities attributable to continuing operations	$(244,053)	$67,516	$692,508	$—	$515,971
Cash flows (used in) provided by investing activities attributable to continuing operations	(104,447)	(14,156)	556,672	—	438,069
Cash flows provided by (used in) financing activities attributable to continuing operations	348,500	(52,609)	(1,187,840)	—	(891,949)
Net cash used in discontinued operations	—	—	(3,641)	—	(3,641)
Effect of exchange rate changes on cash and cash equivalents	—	2,083	21,244	—	23,327
Cash and cash equivalents at beginning of period	—	72,977	914,103	—	987,080

Cash and cash equivalents at end of period	$—	$75,811	$993,046	$—	$1,068,857

        For the three and nine months ended September 30, 2005:

	IAC	IAC Search & Media, Inc.	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations for the three months ended September 30, 2005:
Revenue	$—	$70,849	$1,373,585	$—	$1,444,434
Operating expenses	—	(73,778)	(1,351,407)	—	(1,425,185)
Interest (expense) income, net	(64,087)	(282)	73,295	—	8,926
Other income, net	98,308	20,240	4,518	(108,807)	14,259
Income tax provision	—	(479)	(6,323)	—	(6,802)
Minority interest in loss (income) of consolidated subsidiaries	885	—	(1,411)	—	(526)

Earnings from continuing operations	35,106	16,550	92,257	(108,807)	35,106
Discontinued operations, net of tax	34,383	—	34,212	(34,212)	34,383

Earnings before preferred dividends	69,489	16,550	126,469	(143,019)	69,489
Preferred dividends	(1,412)	—	—	—	(1,412)

Net earnings available to common shareholders	$68,077	$16,550	$126,469	$(143,019)	$68,077

Statement of operations for the nine months ended September 30, 2005:
Revenue	$—	$70,849	$3,877,794	$—	$3,948,643
Operating expenses	—	(73,778)	(3,735,014)	—	(3,808,792)
Interest (expense) income, net	(226,519)	(282)	290,072	—	63,271
Other income, net	697,160	20,240	513,563	(651,770)	579,193
Income tax provision	—	(479)	(309,403)	—	(309,882)
Minority interest in income of consolidated subsidiaries	(159)	—	(1,792)	—	(1,951)

Earnings from continuing operations	470,482	16,550	635,220	(651,770)	470,482
Discontinued operations, net of tax	292,601	—	292,430	(292,430)	292,601

Earnings before preferred dividends	763,083	16,550	927,650	(944,200)	763,083
Preferred dividends	(7,938)	—	—	—	(7,938)

Net earnings available to common shareholders	$755,145	$16,550	$927,650	$(944,200)	$755,145

Statement of cash flows for the nine months ended September 30, 2005:
Cash flows (used in) provided by operating activities attributable to continuing operations	$(829,863)	$18,207	$356,249	$—	$(455,407)
Cash flows (used in) provided by investing activities attributable to continuing operations	(36,915)	101,983	1,525,918	—	1,590,986
Cash flows provided by (used in) financing activities attributable to continuing operations	866,778	(42,804)	(2,723,466)	—	(1,899,492)
Net cash provided by discontinued operations	—	—	695,666	—	695,666
Effect of exchange rate changes on cash and cash equivalents	—	(271)	(21,782)	—	(22,053)
Cash and cash equivalents at beginning of period	—	—	999,698	—	999,698

Cash and cash equivalents at end of period	$—	$77,115	$832,283	$—	$909,398

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

Continuing Operations

Supplemental disclosure of non-cash transactions for the nine months ended September 30, 2006

        For the nine months ended September 30, 2006, the Company recognized non-cash compensation expense of $70.8 million.

        For the nine months ended September 30, 2006, the Company recognized amortization of non-cash marketing of $32.6 million. Amortization of non-cash marketing consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the "NBC Universal Advertising"). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost.

        For the nine months ended September 30, 2006, the Company recognized $25.6 million from equity income of unconsolidated affiliates.

        For the nine months ended September 30, 2006, the Company recognized non-cash revenues of $4.3 million as a result of deferred revenue recorded in connection with various acquisitions.

        During the nine months ended September 30, 2006, $79.3 million principal amount of Convertible Notes was converted by the holders. Upon conversion, 3.0 million shares of IAC common stock and 3.0 million shares of Expedia common stock were issued to the holders.

        Due to a true-up of federal income taxes for the 2005 period prior to the Spin-Off and as provided for in the tax sharing agreement entered into with Expedia at the time of the Spin-Off, the Company recorded a $15.5 million reduction to the amount distributed to Expedia shareholders in September 2006 due to a reduced tax liability. The amount is included in the consolidated statement of shareholders' equity as an increase to additional paid-in capital.

Supplemental disclosure of non-cash transactions for the nine months ended September 30, 2005

        For the nine months ended September 30, 2005, the Company recognized non-cash compensation expense of $113.8 million.

        On July 19, 2005, IAC completed the acquisition of IAC Search & Media, Inc. (formerly Ask Jeeves, Inc.). IAC issued an aggregate of 37.9 million shares of IAC common stock valued at $1.7 billion.

        Prior to the commencement of trading on August 9, 2005, IAC completed the Spin-Off. The net assets comprising the Expedia businesses, which were spun-off by IAC, amounted to $5.8 billion and was included in the consolidated statement of shareholders' equity as a reduction to additional paid-in capital and retained earnings.

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

        For the nine months ended September 30, 2005, the Company recognized $39.6 million from equity income of unconsolidated affiliates, including income of $22.0 million from its common interest in VUE.

        For the nine months ended September 30, 2005, the Company recognized non-cash revenues of $16.9 million as a result of deferred revenue recorded in connection with various acquisitions.

Discontinued Operations

Supplemental disclosure of non-cash transactions for the nine months ended September 30, 2005

        For the period ended August 8, 2005, Expedia recognized amortization of non-cash marketing of $5.8 million and non-cash compensation expense of $58.0 million.

        For the period ended August 8, 2005, Expedia recognized $0.6 million from equity income of unconsolidated affiliates.

NOTE 14—INCOME TAXES

        The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28 and FASB Interpretation No. 18. At the end of each interim period, the Company makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter. Included in the income tax provision for the three months ended September 30, 2006 is a provision of $2.3 million due to a change in the estimated annual effective tax rate.

        For the three and nine months ended September 30, 2006, the Company recorded tax provisions for continuing operations of $54.2 million and $131.4 million, respectively, which represent effective tax rates of 44% and 43%, respectively. The tax rate for the three months ended September 30, 2006 is higher than the federal statutory rate of 35% due principally to state and foreign taxes and interest on tax contingencies, partially offset by net adjustments related to the reconciliation of provision accruals to tax returns. The tax rate for the nine months ended September 30, 2006 is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies.

        For the three and nine months ended September 30, 2005, the Company recorded tax provisions for continuing operations of $6.8 million and $309.9 million, respectively, which represent effective tax rates of 16% and 40%, respectively. The tax rate for the three months ended September 30, 2005 is lower than the federal statutory rate of 35% due principally to the recognition of a capital loss, a non-taxable gain associated with changes in the fair value of derivatives that were created in the Spin-Off, interest received on IRS refunds and net adjustments related to the reconciliation of provision accruals to tax returns. These favorable items were partially offset by state taxes and non-deductible non-cash compensation expense. The tax rate for the nine months ended September 30, 2005 is higher than the federal statutory rate of 35% due principally to state taxes, non-deductible transaction expenses related to the Spin-Off and non-deductible non-cash compensation expense.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. The ultimate outcome of these tax contingencies could have a material effect on the Company's consolidated financial statements. Included in discontinued operations for the three months ended September 30, 2006 is a tax benefit of $5.0 million for changes in tax reserves due to the expiration of certain statutes of limitations.

NOTE 15—SUBSEQUENT EVENTS

        During October 2006, $14.5 million principal amount of Convertible Notes was converted by the holders. Upon conversion, 0.5 million shares of IAC common stock and 0.5 million shares of Expedia common stock were issued to the holders. After giving effect to the conversion, the remaining outstanding principal amount of the Convertible Notes is $20.2 million.

        On November 3, 2006, the Company announced that it had signed a definitive agreement to sell its Teleservices subsidiary, PRC, for approximately $287 million. The sale is subject to regulatory approval and is expected to close during the fourth quarter of 2006. PRC will be treated as a discontinued operation with effect from the fourth quarter of 2006, and all relevant prior periods will be reclassified to conform to this presentation. The sale is expected to generate an after-tax gain of approximately $14.4 million. The assets and liabilities of PRC included in the accompanying consolidated balance sheet consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Current assets	$77,304	$70,041

Goodwill	$129,346	$129,346
Other non-current assets	45,653	52,777

Total non-current assets	$174,999	$182,123

Current liabilities	$48,175	$47,042

Other long-term liabilities	$2,883	$80

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

        Prior to the commencement of trading on August 9, 2005, IAC completed the separation of its travel and travel-related businesses and investments (other than Interval and TV Travel Shop) into an independent public company. We refer to this transaction as the "Spin-Off" and to the new company that holds IAC's former travel and travel-related businesses and investments as "Expedia." Immediately prior to the Spin-Off, IAC effected a one-for-two reverse stock split.

        In June 2005, the Company sold its 48.6% ownership in EUVÍA. Additionally, TV Travel Shop ceased operations during the second quarter of 2005 and Quiz TV Limited, which was previously reported in our Emerging Businesses group, ceased operations during the second quarter of 2006.

        Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include Expedia through August 8, 2005 and EUVÍA through June 2, 2005. TV Travel Shop and Quiz TV Limited are presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented. Further, all IAC common stock share information and related per share prices were adjusted to reflect IAC's one-for-two reverse stock split.

        On November 3, 2006, the Company announced that it had signed a definitive agreement to sell its Teleservices subsidiary, PRC, for approximately $287 million. The sale is expected to generate an after-tax gain of approximately $14.4 million.

        For a more detailed discussion of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2005.

Results of operations for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005

        Set forth below are the contributions made by our various sectors, our emerging businesses and corporate expenses to consolidated revenues, operating income and Operating Income Before

Amortization (as defined in IAC's Principles of Financial Reporting) for the three and nine months ended September 30, 2006 and 2005 (Dollars in millions, rounding differences may occur):

	Three months ended September 30,				Nine months ended September 30,
	2006	Percentage of total	2005	Percentage of total	2006	Percentage of total	2005	Percentage of total
Revenue:
Retailing	$768.7	48%	$749.5	52%	$2,312.7	49%	$2,110.0	53%
Services	511.9	32%	452.9	31%	1,527.6	32%	1,278.5	32%
Media & Advertising	135.5	8%	83.5	6%	384.4	8%	104.0	3%
Membership & Subscriptions	185.1	12%	162.8	11%	534.7	11%	477.9	12%
Emerging Businesses	6.9	0%	4.1	0%	18.0	0%	6.9	0%
Intersegment eliminations	(5.2)	0%	(8.3)	(1)%	(14.8)	0%	(28.6)	(1)%

Total	$1,603.0	100%	$1,444.4	100%	$4,762.6	100%	$3,948.6	100%

	Three months ended September 30,				Nine months ended September 30,
	2006	Percentage of total	2005	Percentage of total	2006	Percentage of total	2005	Percentage of total
Operating Income (Loss):
Retailing	$49.8	45%	$38.0	197%	$141.6	54%	$126.6	91%
Services	68.0	62%	69.6	362%	217.3	82%	179.6	128%
Media & Advertising	(2.1)	(2)%	(0.9)	(4)%	(19.9)	(8)%	—	0%
Membership & Subscriptions	36.6	33%	27.4	142%	75.0	28%	59.7	43%
Emerging Businesses	(7.2)	(7)%	(4.6)	(24)%	(20.1)	(8)%	(13.4)	(10)%
Corporate and other	(35.5)	(32)%	(110.3)	(573)%	(129.7)	(49)%	(212.7)	(152)%

Total	$109.5	100%	$19.2	100%	$264.3	100%	$139.9	100%

	Three months ended September 30,				Nine months ended September 30,
	2006	Percentage of total	2005	Percentage of total	2006	Percentage of total	2005	Percentage of total
Operating Income Before Amortization:
Retailing	$56.8	33%	$54.0	35%	$176.3	36%	$172.0	44%
Services	80.9	47%	86.0	56%	258.8	52%	232.6	60%
Media & Advertising	15.9	9%	9.3	6%	38.2	8%	10.2	3%
Membership & Subscriptions	44.5	26%	36.1	23%	102.7	21%	86.2	22%
Emerging Businesses	(7.1)	(4)%	(4.6)	(3)%	(19.6)	(4)%	(13.0)	(3)%
Corporate and other	(19.1)	(11)%	(26.5)	(17)%	(61.4)	(12)%	(100.6)	(26)%

Total	$171.8	100%	$154.2	100%	$494.9	100%	$387.6	100%

IAC Consolidated Results

  For the three months ended September 30, 2006 compared to the three months ended September 30, 2005

        Revenue increased $158.5 million, or 11%, as a result of revenue increases of $59.1 million, or 13%, from the Services sector, $52.0 million, or 62%, from the Media & Advertising sector, $22.3 million, or 14%, from the Membership & Subscriptions sector and $19.2 million, or 3%, from the Retailing sector. The growth in the Services sector was driven primarily by a strong domestic concert calendar and continued international strength at our Ticketing segment. Partially offsetting the growth in Ticketing was lower revenue from the Lending segment. The revenue growth from the Media & Advertising sector was driven primarily by a full quarter of results from IAC Search & Media. The contribution from the Membership & Subscriptions sector was led by Personals and Vacations. The increase in the Retailing sector was due to the contribution from Shoebuy, which was acquired on

February 3, 2006, and growth at catalogs. Retailing revenue also reflects flat revenue from HSN. Additional revenue information is provided below by sector and segment.

        Gross profit increased $91.1 million, or 14%, primarily reflecting the growth at IAC Search & Media in the Media & Advertising sector. Gross margins increased to 47% in 2006 from 46% in 2005 reflecting higher margins in the Membership & Subscriptions sector, primarily from Personals, as well as higher margins in the Retailing sector. Ticketing gross margins decreased slightly due to an increase in domestic ticket royalties as a percent of revenue.

        Selling and marketing expense increased $33.8 million, or 12%. As a percentage of revenue, selling and marketing expense remained constant at 19%. The increase in selling and marketing expense is primarily due to the increased marketing expense at IAC Search & Media relating primarily to its marketing campaign and, to a lesser extent, an increase in marketing expense at Personals relating primarily to its international marketing campaign in 2006. Also contributing to the increase in selling and marketing expense was the Retailing sector, which was impacted by increased on-air distribution and catalog circulation costs at Retailing U.S. The Lending segment also experienced increased marketing expense to drive lead volume in more difficult mortgage market conditions.

        General and administrative expense decreased $37.2 million, or 15%, due primarily to the absence in 2006 of a $67.0 million charge related to the modification of vested stock options and the expenses incurred in connection with the Spin-Off. These decreases were, in part, offset by higher general and administrative expenses at several operating segments, including IAC Search & Media and Personals due to increased headcount resulting from growth in these businesses, as well as the inclusion of the results of Shoebuy in the 2006 results. IAC's general and administrative expense includes non-cash compensation of $15.4 million, which reflects a decrease of $64.7 million from the prior period. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore has not restated results for prior periods. There was no impact to the amount of stock-based compensation recorded in the consolidated statement of operations for the three months ended September 30, 2006 as a result of adopting SFAS 123R. The Company has been recognizing expense for all stock-based grants since August 9, 2005, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), due to the modification resulting from the Spin-Off. The majority of IAC's non-cash compensation expense is reflected in general and administrative expense. As of September 30, 2006, there was approximately $257.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 3.2 years.

        Other operating expense increased $4.5 million, or 14%, due primarily to increased expenses at IAC Search & Media in 2006 as it continues to upgrade and enhance its website features. Other operating expense consists primarily of production and programming costs at the Retailing sector and product development expenses related to the design, development, testing and enhancement of IAC Search & Media's technology.

        Depreciation increased $5.6 million, or 15%, due primarily to capital expenditures made during 2005 and 2006, as well as the inclusion of a full quarter of results from IAC Search & Media in 2006, partially offset by certain fixed assets becoming fully depreciated during the period.

        Operating Income Before Amortization increased $17.6 million, or 11%, growing at the same rate as revenue due primarily to the improved operating results of the Membership & Subscriptions, Media & Advertising and Retailing sectors, partially offset by a decline at the Services sector. While the Services sector continued to benefit from strength in Ticketing, it was negatively impacted by market conditions in Lending. Operating Income Before Amortization was also favorably impacted by a decrease in Corporate expenses due primarily to the inclusion of Spin-Off transaction expenses and intercompany eliminations totaling $5.2 million in the prior year period.

        Operating income increased $90.3 million, or 469%, reflecting the increase in Operating Income Before Amortization noted above, a decrease in total non-cash compensation expense of $66.7 million, or 79%, and a decrease in intangible amortization expense of $20.6 million, or 41%, partially offset by an increase in the amortization of non-cash marketing of $14.6 million. The amortization of non-cash marketing referred to in this report consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE. The decrease in the amortization of intangibles relates primarily to lower expense at the Retailing, Media & Advertising and Services sectors due to certain intangible assets becoming fully amortized.

        Interest income decreased $12.8 million, or 44%, due to lower cash and marketable securities balances in 2006. Interest expense decreased $5.7 million, or 28%, primarily as a result of the prior year inclusion of interest expense on the Company's 6 3/4% Senior Notes which matured November 15, 2005. This decrease was partially offset by the impact of higher interest rates on interest rate swap arrangements and interest expense on the New York City Industrial Development Agency Liberty Bonds due September 1, 2035 ("Liberty Bonds").

        Equity in income of unconsolidated affiliates increased $2.1 million, or 34%, due primarily to the equity income of unconsolidated affiliates from Retailing International's investment in Jupiter Shop Channel.

        Other income decreased by $4.5 million due primarily to a change of $12.1 million in the amount recognized related to the derivatives (see Note 11 to the consolidated financial statements) that were created in the Spin-Off. The 2006 amount was a net loss of $2.7 million, and the 2005 amount was a net gain of $9.4 million. These derivatives are marked to market each reporting period. The increase in expense was partially offset by a realized gain on the sale of an equity investment and an increase in foreign exchange gains.

        In 2006, the Company recorded a tax provision for continuing operations of $54.2 million which represents an effective tax rate of 44%. The 2006 tax rate is higher than the federal statutory rate of 35% due principally to state and foreign taxes and interest on tax contingencies, partially offset by net adjustments related to the reconciliation of provision accruals to tax returns. In 2005, the Company recorded a tax provision for continuing operations of $6.8 million which represents an effective tax rate of 16%. The 2005 tax rate is lower than the federal statutory rate of 35% due principally to the recognition of a capital loss, a non-taxable gain associated with changes in the fair value of the derivatives created in the Spin-Off, interest received on IRS refunds and net adjustments related to the reconciliation of provision accruals to tax returns, partially offset by state taxes and non-deductible non-cash compensation expense.

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

        Discontinued operations in the accompanying consolidated statements of operations and cash flows include Expedia through August 8, 2005 and EUVÍA through June 2, 2005. TV Travel Shop, Quiz TV Limited, Styleclick, ECS and Avaltus are presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented. Income from these discontinued operations in the third quarter of 2006 and 2005 was $5.8 million and $34.4 million, respectively, net of tax. The 2006 amount is principally due to a tax benefit on state tax reserves released during the quarter related to the sale of USA Broadcasting in 2002 and the 2005 amount is principally due to the income of Expedia. Expedia's results for the third quarter of 2005 include a $35.3 million, or $22.0 million after-tax, favorable adjustment to non-cash compensation expense related to the cumulative effect of a change in the Company's estimate related to the number of stock-based awards that were expected to vest.

  For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

        Revenue increased $814.0 million, or 21%, primarily as a result of revenue increases of $280.4 million, or 270%, from the Media & Advertising sector, $249.2 million, or 19%, from the Services sector, and $202.7 million, or 10%, from the Retailing sector. The revenue growth from the Media & Advertising sector was driven primarily by the acquisition of IAC Search & Media on July 19, 2005. The growth in the Services sector was driven by higher domestic concert and sporting event ticket sales and continued international strength at our Ticketing segment as well as growth at the Lending segment. The Teleservices segment also contributed to the increase in the Services sector as a result of increases in existing and new business both domestically and internationally. The increase from the Retailing sector was driven primarily by the acquisitions of Cornerstone Brands on April 1, 2005 and Shoebuy on February 3, 2006. Partially offsetting the revenue growth in the Retailing sector was lower sales at both Retailing International and HSN.

        Gross profit increased $471.7 million, or 27%, primarily reflecting the IAC Search & Media and Cornerstone Brands acquisitions. Gross margins increased to 47% in 2006 from 45% in 2005 which also reflects higher margins across all segments in the Membership & Subscriptions sector, partially offset by lower margins at Lending and Teleservices.

        Selling and marketing expense increased $257.6 million, or 37%. As a percentage of revenue, selling and marketing expense increased to 20% in 2006 from 18% in 2005. The increase in selling and marketing expense primarily reflects the impact of the inclusion of IAC Search & Media and Cornerstone Brands, and increases in marketing spending at Lending and Personals, as noted above in the three month discussion.

        General and administrative expense increased $17.1 million, or 3%, due primarily to the inclusion of the results of IAC Search & Media, Cornerstone Brands and Shoebuy in the 2006 results. General and administrative expense also reflects increased employee costs at several operating segments, mainly at Lending and Personals due in part to increases in headcount resulting from growth in these businesses. Partially offsetting these factors are a decrease of $45.9 million in non-cash compensation expense, the absence of Spin-Off related expenses in 2006, favorable settlements of lawsuits, the reduction of litigation reserves and lower professional fees. The decrease in non-cash compensation expense is primarily due to a $67.0 million charge related to the modification of vested stock options in connection with the Spin-Off recognized in 2005, partially offset by an increase in non-cash compensation associated with unvested stock options assumed in the IAC Search & Media and Cornerstone Brands acquisitions as well as expense associated with equity grants and modifications during and subsequent to the third quarter of 2005. The Company has been recognizing expense for all stock-based grants since August 9, 2005, in accordance with SFAS 123, due to the modification resulting from the Spin-Off. There was no impact to the amount of stock-based compensation recorded in the consolidated statement of operations for the nine months ended September 30, 2006 as a result of adopting SFAS 123R. The majority of IAC's stock-based compensation expense is reflected in general and administrative expense.

        Other operating expense increased $25.0 million, or 30%, due primarily to the inclusion of the results of IAC Search & Media in the 2006 results as noted above in the three month discussion.

        Depreciation increased $21.7 million, or 20%, due primarily to capital expenditures made throughout 2005 and through the first three quarters of 2006 and various acquisitions, partially offset by certain fixed assets becoming fully depreciated during the period.

        Operating Income Before Amortization increased $107.4 million, or 28%, due primarily to the improved operating results of Ticketing, Personals and Vacations and the impact of the IAC Search & Media and Cornerstone Brands acquisitions. Operating Income Before Amortization was also favorably impacted by a decrease in Corporate expenses due primarily to the inclusion of Spin-Off transaction expenses and intercompany eliminations totaling $34.3 million in the prior year period. Partially offsetting these increases in Operating Income Before Amortization were declines at Lending.

        Operating income increased $124.4 million, or 89%, reflecting the increase in Operating Income Before Amortization noted above, a decrease in non-cash compensation expense of $43.0 million, or 38%, and a decrease in intangible amortization expense of $6.7 million, or 5%, partially offset by an increase in amortization of non-cash marketing of $32.6 million. The amortization of non-cash marketing relates to the use of non-cash advertising noted above in the three month discussion. The decrease in the amortization of intangibles relates primarily to lower amortization expense at the Retailing and Services sectors, partially offset by amortization of intangibles arising from the acquisition of IAC Search & Media.

        Interest income decreased $66.3 million, or 55%, due primarily to lower interest income related to the VUE preferred securities of $51.0 million as these interests were sold on June 7, 2005 and lower cash and marketable securities balances in 2006. Interest expense decreased $12.4 million, or 21%, as a result of the prior year inclusion of interest expense on the Company's 6 3/4% Senior Notes which matured on November 15, 2005. This decrease was partially offset by the impact of higher interest rates on interest rate swap arrangements and interest expense on the Liberty Bonds and Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes").

        Equity in the income of unconsolidated affiliates decreased $14.0 million, or 35%. Since the Company sold its interests in VUE in June 2005, no equity income from this investment was recorded for the nine months ended September 30, 2006. The Company recognized $22.0 million of equity income from its investment in VUE for the nine months ended September 30, 2005. This decline was partially offset by an $8.0 million increase in equity income of unconsolidated affiliates primarily from Retailing International's investment in Jupiter Shop Channel. In addition, the Company realized a pre-tax gain in the second quarter of 2005 of $523.5 million from the sale of its interests in VUE.

        Other income decreased by $8.6 million in 2006 due primarily to a change of $12.4 million in the amount recognized related to the derivatives that were created in the Spin-Off as noted above in the three month discussion. The 2006 amount was a net loss of $3.0 million, and the 2005 amount was a net gain of $9.4 million. Partially offsetting this amount was a realized gain from the sale of an equity investment. Additionally in 2005, other income was impacted by a $16.7 million gain on the sale of our minority interest share in the Italian home shopping operations, partially offset by $15.0 million in realized losses on the sale of marketable securities.

        In 2006, the Company recorded a tax provision for continuing operations of $131.4 million which represents an effective tax rate of 43%. The 2006 tax rate is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies. In 2005, the Company recorded a tax provision for continuing operations of $309.9 million which represents an effective tax rate of 40%. The 2005 tax rate is higher than the federal statutory rate of 35% due principally to state taxes, non-deductible transaction expenses related to the Spin-Off and non-deductible non-cash compensation expense.

        (Loss) income from discontinued operations in 2006 and 2005 was a loss of less than $0.1 million and income of $213.0 million, respectively, net of tax. The 2006 amount is principally due to the losses of Quiz TV Limited and TV Travel Shop, almost entirely offset by a tax benefit on state tax reserves released during the quarter related to the sale of USA Broadcasting in 2002. The 2005 amount is principally due to the income of Expedia through August 8, 2005 and the results of EUVÍA through June 2, 2005, as well as a tax benefit of $62.8 million related to the write-off of the Company's investment in TV Travel Shop. Additionally, the Company recognized a gain on the sale of EUVÍA of $79.6 million, net of tax, in the second quarter of 2005.

        In addition to the discussion of consolidated results, the following is a discussion of the results of each sector (Dollars in millions, rounding differences may occur).

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	Growth	2006	2005	Growth
Revenue:
Retailing:
U.S.	$686.2	$664.3	3%	$2,055.6	$1,829.4	12%
International	82.5	85.2	(3)%	257.0	280.7	(8)%

Total Retailing	768.7	749.5	3%	2,312.7	2,110.0	10%
Services:
Ticketing	265.5	227.5	17%	806.3	696.7	16%
Lending	106.0	109.4	(3)%	327.9	266.8	23%
Real Estate	15.9	16.3	(3)%	42.3	43.0	(2)%
Teleservices	106.1	87.4	21%	302.7	241.6	25%
Home Services	18.5	12.2	51%	48.4	30.5	59%

Total Services	511.9	452.9	13%	1,527.6	1,278.5	19%
Media & Advertising	135.5	83.5	62%	384.4	104.0	270%
Membership & Subscriptions:
Vacations	72.9	66.1	10%	228.3	208.9	9%
Personals	80.2	66.0	22%	231.8	181.3	28%
Discounts	32.0	30.8	4%	75.5	88.5	(15)%
Intra-sector elimination	(0.1)	—	NM	(0.9)	(0.8)	(20)%

Total Membership & Subscriptions	185.1	162.8	14%	534.7	477.9	12%
Emerging Businesses	6.9	4.1	70%	18.0	6.9	163%
Intersegment eliminations	(5.2)	(8.3)	37%	(14.8)	(28.6)	48%

Total	$1,603.0	$1,444.4	11%	$4,762.6	$3,948.6	21%

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	Growth	2006	2005	Growth
Operating Income (Loss):
Retailing:
U.S.	$50.3	$41.1	23%	$142.9	$127.8	12%
International	(0.6)	(3.1)	81%	(1.2)	(1.2)	(2)%

Total Retailing	49.8	38.0	31%	141.6	126.6	12%
Services:
Ticketing	50.5	42.8	18%	178.3	138.1	29%
Lending	15.2	25.3	(40)%	34.0	46.6	(27)%
Real Estate	(8.0)	(5.4)	(48)%	(21.6)	(23.9)	10%
Teleservices	5.3	4.4	21%	15.8	11.0	44%
Home Services	5.1	2.6	96%	10.8	7.8	39%

Total Services	68.0	69.6	(2)%	217.3	179.6	21%
Media & Advertising	(2.1)	(0.9)	(148)%	(19.9)	—	NM
Membership & Subscriptions:
Vacations	22.8	20.2	13%	75.5	66.6	13%
Personals	19.0	15.8	20%	37.6	29.7	27%
Discounts	(5.2)	(8.6)	40%	(38.1)	(36.6)	(4)%

Total Membership & Subscriptions	36.6	27.4	34%	75.0	59.7	26%
Emerging Businesses	(7.2)	(4.6)	(57)%	(20.1)	(13.4)	(51)%
Corporate and other	(35.5)	(110.3)	68%	(129.7)	(212.7)	39%

Total	$109.5	$19.2	469%	$264.3	$139.9	89%

Operating Income Before Amortization:
Retailing:
U.S.	$57.3	$56.7	1%	$176.8	$172.2	3%
International	(0.6)	(2.8)	79%	(0.5)	(0.2)	(149)%

Total Retailing	56.8	54.0	5%	176.3	172.0	2%
Services:
Ticketing	57.0	49.9	14%	198.8	159.6	25%
Lending	18.8	30.6	(38)%	46.5	66.7	(30)%
Real Estate	(6.3)	(2.4)	(161)%	(15.9)	(13.8)	(15)%
Teleservices	5.3	4.4	21%	15.8	11.0	44%
Home Services	6.0	3.5	71%	13.6	9.1	49%

Total Services	80.9	86.0	(6)%	258.8	232.6	11%
Media & Advertising	15.9	9.3	71%	38.2	10.2	273%
Membership & Subscriptions:
Vacations	29.1	26.6	10%	94.4	85.5	10%
Personals	19.3	16.6	16%	42.5	32.5	31%
Discounts	(3.9)	(7.1)	45%	(34.3)	(31.7)	(8)%

Total Membership & Subscriptions	44.5	36.1	23%	102.7	86.2	19%
Emerging Businesses	(7.1)	(4.6)	(54)%	(19.6)	(13.0)	(51)%
Corporate and other	(19.1)	(26.5)	28%	(61.4)	(100.6)	39%

Total	$171.8	$154.2	11%	$494.9	$387.6	28%

Operating Income Before Amortization as a percentage of revenue	11%	11%		10%	10%

        Refer to Note 7 of the consolidated financial statements on pages 22 through 25 for reconciliation by sector of Operating Income Before Amortization to Operating Income.

Retailing

        Revenue, Operating Income Before Amortization and operating income for the Retailing sector increased for the three and nine months ended September 30, 2006 primarily due to higher catalog revenue and a contribution from Shoebuy. Results for Retailing U.S. include Cornerstone Brands and Shoebuy from April 1, 2005 and February 3, 2006, respectively. Partially offsetting the growth at the Retailing sector was lower revenue at Retailing International. Revenue at HSN was relatively flat in both the three and nine month periods.

  U.S.

  For the three months ended September 30, 2006 compared to the three months ended September 30, 2005

        Revenue grew 3% to $686.2 million, benefiting from a 4% increase in units shipped, partially offset by a 1% decrease in average price point and a 120 basis point increase in return rates. Overall, Retailing U.S. experienced higher revenue reflecting the acquisition of Shoebuy in February 2006, growth at catalogs and flat revenue from HSN. The change in average price point is, in part, the result of a product mix shift toward jewelry and accessories at HSN. These products typically carry a higher average return rate than the products sold in the year ago period which, coupled with higher return rates within several product categories, led to a higher overall return rate. Catalogs sales growth benefited primarily from increased circulation and slightly higher average price points, partially offset by slightly higher return rates.

        Operating Income Before Amortization grew 1% to $57.3 million, growing at a slightly slower rate than revenue due primarily to higher on-air distribution expenses and higher operating costs associated with increased catalog circulation, partially offset by an 80 basis point increase in gross margins. The increase in gross margins is due primarily to a product mix shift at both HSN and catalogs. Higher return rates negatively impact both revenue and gross margins, as higher returns result in higher warehouse processing costs and higher inventory mark-downs for goods that are not resalable at full retail price. The impact of the increase in overall return rates on gross margins was $4.2 million.

        Operating income increased 23% to $50.3 million, reflecting the increase in Operating Income Before Amortization described above, as well as a $9.7 million decrease in the amortization of intangibles resulting from certain intangible assets being fully amortized in 2006, partially offset by a $1.0 million increase in non-cash compensation expense.

        While results for the third quarter of 2006 were marginally better than second quarter results, the negative trends at HSN have continued. We have taken, and continue to take, steps to address these issues, but given the nature of the retailing business, we do not anticipate an immediate recovery. While we are looking for modestly improved top line performance in the fourth quarter of 2006 as compared to the prior year period, we also expect to see some margin pressure arising from increasing costs in the distribution area and in certain other operating expenses resulting in a decline in profits. While this may be partially offset by anticipated profit growth in our catalog business, we expect Retailing U.S. profits in the fourth quarter to be down at a high single-digit percentage rate over the prior year.

  For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

        Revenue grew 12% to $2.1 billion, principally reflecting the inclusion of Cornerstone Brands since its acquisition in April 2005 and subsequent second and third quarter growth of the catalogs business, partially offset by a slight decline at HSN. Revenue in 2006 was also favorably impacted by the acquisition of Shoebuy in February 2006. Revenue benefited from an 8% increase in units shipped, a 4% increase in average price point, partially offset by a 140 basis point increase in return rates. HSN's revenue decreased 1% in 2006 compared with 2005, primarily as a result of a 190 basis point increase in return rates, partially offset by a 1% increase in average price point on flat units shipped. Overall,

HSN experienced lower revenues, particularly from TV sales of products in the electronic housewares and beauty categories, despite double-digit online sales growth at HSN.com. HSN's sales were also adversely impacted by higher overall return rates in several product categories, as well as product mix shifts into categories with generally higher average return rates.

        Operating Income Before Amortization grew 3% to $176.8 million, due primarily to the higher revenue noted above and an 80 basis point increase in gross margins, partially offset by an increase in return rates. Although Retailing U.S. benefited from higher gross margins at catalogs, gross margins at HSN declined 40 basis points principally due to higher return rates and increased shipping and handling promotions. Gross margins in 2005 were impacted by a $5.8 million favorable adjustment to certain accrued liabilities. Higher return rates impact both revenue and gross margins as noted above in the three month discussion. The impact of the increase in overall return rates on gross margins was $15.0 million in 2006.

        Operating income increased 12% to $142.9 million primarily due to the increase in Operating Income Before Amortization described above as well as a $13.6 million decrease in the amortization of intangibles resulting from certain intangible assets being fully amortized in 2006, partially offset by a $3.2 million increase in non-cash compensation expense.

  International

  For the three months ended September 30, 2006 compared to the three months ended September 30, 2005

        Revenue decreased 3% to $82.5 million, or 7% excluding the impact of foreign exchange, due to a decrease in sales across most product categories, an increase in return rates and reduced on-air distribution. The previously reported order processing delays incurred at a new fulfillment center improved and contributed a non-recurring benefit to performance in the quarter.

        Operating Income Before Amortization loss and operating loss decreased 79% and 81%, respectively, to losses of $0.6 million, primarily reflecting a decrease in on-air distribution costs.

  For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

        Revenue decreased 8% to $257.0 million, or 7% excluding the impact of foreign exchange, due primarily to the decrease in sales noted above and an increase in return rates.

        Operating Income Before Amortization loss increased 149% to $0.5 million. Results were adversely impacted by order processing delays during the second quarter of 2006, partially offset by lower depreciation and the recovery in the prior year of a fully reserved receivable.

        Operating loss increased 2% to $1.2 million primarily due to the increase in Operating Income Before Amortization loss described above, partially offset by a decrease in the amortization of intangibles.

Services

        Revenue for the Services sector increased for the three and nine months ended September 30, 2006, driven primarily by growth at Ticketing, due to higher domestic concert sales and continued international expansion. Operating Income Before Amortization and operating income for the three months ended September 30, 2006 were negatively impacted by market conditions in Lending.

        Revenue includes $3.8 million and $7.0 million for the three months ended September 30, 2006 and 2005, respectively, and $10.8 million and $25.2 million for the nine months ended September 30, 2006 and 2005, respectively, for services provided to other IAC businesses, including, in the 2005 period, certain businesses included within discontinued operations.

        In addition to the operating segment results discussed below, the Services sector includes the results of the Real Estate, Teleservices and Home Services operating segments as noted on pages 48 through 49.

  Ticketing

  For the three months ended September 30, 2006 compared to the three months ended September 30, 2005

        Revenue grew 17% to $265.5 million driven by increases in both domestic and international revenue as total worldwide tickets sold increased by 7% to 30.9 million with a 10% increase in average revenue per ticket. Domestic revenue increased by 14% due primarily to a strong U.S. concert calendar along with a 9% increase in average domestic revenue per ticket. The increase in average domestic revenue per ticket resulted in part from a product mix shift towards live music events. International revenue increased by 25%, or 19% excluding the impact of foreign exchange, due primarily to increased revenue from the United Kingdom and Canada.

        Operating Income Before Amortization increased 14% to $57.0 million, growing at a slower rate than revenue due primarily to higher ticket royalties and higher fixed costs, partially offset by sales distribution efficiencies.

        Operating income increased 18% to $50.5 million, primarily due to the increase in Operating Income Before Amortization described above as well as a decrease in the amortization of intangibles.

        Forecasting growth in the Ticketing business is a challenge as Ticketmaster's clients generally determine the schedule of when tickets go on sale to the public and what tickets will be available for sale through Ticketmaster. However, given the strength of the year ago period, the Company currently anticipates mid single-digit revenue growth with approximately flat margins in the fourth quarter of 2006 compared to the year ago period. The Company does not believe that the slow down in sequential revenue growth indicates any fundamental change to the growth drivers in this business.

  For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

        Revenue grew 16% to $806.3 million, reflecting an 8% increase in the number of total worldwide tickets sold with a 6% higher average revenue per ticket. Domestic revenue increased by 14% due primarily to higher domestic concert and sporting event ticket sales, along with a 6% increase in average domestic revenue per ticket. International revenue increased by 22%, or 21% excluding the impact of foreign exchange, due primarily to Ticketmaster's purchase of the remaining interest in its Australian joint venture in April 2005, along with increased revenue from the United Kingdom and Canada. International acquisitions, which include the acquisition of the joint venture interest in Australia in April 2005 and an acquisition in Germany in November 2005, represented 14% of Ticketing's overall revenue growth.

        Operating Income Before Amortization and operating income increased 25% and 29%, respectively, to $198.8 million and $178.3 million, respectively, growing at a faster rate than revenue due primarily to operational efficiencies resulting from increased ticket volumes, increased average revenue per ticket and sales distribution efficiencies. These favorable impacts were partially offset by higher domestic ticket royalties. In addition, Operating Income Before Amortization was favorably impacted in 2006 by a $5.8 million reduction in litigation reserves. Operating income also benefited from a decrease in the amortization of intangibles.

  Lending

  For the three months ended September 30, 2006 compared to the three months ended September 30, 2005

        Revenue decreased 3% to $106.0 million, driven primarily by lower refinance revenue as a result of fewer loans sold into the secondary market and fewer closed units at the exchange. The difficult mortgage market environment continued, leading to a decline in close rates across all home loan products, especially in refinance. Revenue from purchase and home equity loans grew in the double digits, with purchase revenue growing faster, primarily due to a strong growth in the number of purchase loans at LendingTree Loans. The impact of lower close rates was partially offset by higher transmit revenue, due to higher average fees and growth in home loan Qualification Forms. The origination and sale of residential real estate loans occurs under two brand names, LendingTree Loans and Home Loan Center, which brand names are collectively referred to in this report as "LendingTree Loans." The dollar value of loans closed by exchange lenders and directly by LendingTree Loans in 2006 decreased 19% to $8.0 billion. This includes refinance mortgages of $3.9 billion, purchase mortgages of $2.3 billion and home equity loans of $1.5 billion. The dollar value of closed loans in 2005 was $9.9 billion, including refinance mortgages of $5.8 billion, purchase mortgages of $2.4 billion and home equity loans of $1.5 billion.

        Operating Income Before Amortization decreased 38% to $18.8 million in 2006, negatively impacted by increased marketing expenses as a percentage of revenue versus the prior period due in part to lower close rates. Margins were also impacted by higher costs associated with the origination of loans sold into the secondary market. As compared to the second quarter of 2006, marketing expense declined, improving sequential profit margins.

        Operating income decreased 40% to $15.2 million in 2006 mainly due to the decrease in Operating Income Before Amortization described above, partially offset by a decrease in the amortization of intangibles and a decrease in non-cash compensation expense.

        Overall, market trends remain unpredictable in this business. As previously disclosed, we recalibrated our planned marketing and other spending levels based on our first quarter experience, anticipating that these actions would primarily affect the third and fourth quarters of 2006. While revenue was less than expected in the third quarter of 2006, we realized an increase in sequential margins. For the fourth quarter of the year, we expect to see growth in profitability as compared to the prior year period, which reflected an expense accrual associated with an adverse legal judgment.

  For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

        Revenue grew 23% to $327.9 million, driven primarily by increased sales of loans into the secondary market, higher revenue per loan and increased transmit revenue due to both growth in Qualification Form volume and higher prices on the exchange. Increased revenue from settlement services also impacted revenue growth in the nine month period. The dollar value of loans closed by exchange lenders and directly by LendingTree Loans in 2006 decreased 5% to $24.3 billion. This includes refinance mortgages of $12.7 billion, purchase mortgages of $6.2 billion and home equity loans of $4.6 billion. The dollar value of closed loans in 2005 was $25.5 billion, including refinance mortgages of $14.2 billion, purchase mortgages of $6.2 billion and home equity loans of $4.3 billion.

        Operating Income Before Amortization decreased 30% to $46.5 million in 2006, negatively impacted by increased marketing expenses and lower close rates as described in the three month discussion.

        Operating income decreased 27% to $34.0 million in 2006 due to the decrease in Operating Income Before Amortization described above, partially offset by a $5.2 million decrease in amortization of intangibles and a $2.5 million decrease in non-cash compensation expense.

Media & Advertising

        Media & Advertising consists of the results of IAC Search & Media (since its acquisition on July 19, 2005), Citysearch and Evite.

  For the three months ended September 30, 2006 compared to the three months ended September 30, 2005

        Revenue grew 62% to $135.5 million, primarily due to the inclusion of a full quarter of results from IAC Search & Media in 2006 and increased traffic at Citysearch, which favorably impacted its pay-for-performance revenue.

        Operating Income Before Amortization increased 71% to $15.9 million in 2006 primarily due to the inclusion of a full quarter of results from IAC Search & Media in 2006.

        Operating loss increased to $2.1 million in 2006 from a loss of $0.9 million in 2005 despite the increase in Operating Income Before Amortization described above primarily due to a $14.6 million increase in amortization of non-cash marketing, partially offset by a $6.8 million decrease in the amortization of intangibles.

        On a standalone basis, IAC Search & Media revenue increased 34% compared to its prior year period. Revenue growth was primarily driven by an increase in queries and higher revenue per query across most properties. During the quarter, Ask.com reached the anniversary of the August 2005 demonetization of the site, which reduced the number of sponsored links at the top of the page and had the initial effect of lowering revenue in the prior period. Network revenue growth outpaced proprietary revenue growth primarily due to an increase in syndicated search results. Proprietary revenue growth was attributable to strength at Ask.com in the U.S. and the Fun Web Products business, partially offset by weakness at Ask.com in the U.K. IAC Search & Media Operating Income Before Amortization grew significantly due to the revenue growth noted above, partially offset by higher revenue share payments to third party traffic sources and increased marketing expense.

        The Company expects to continue making significant investments in IAC Search & Media in order to enhance its competitive position. Such investments include, but are not limited to, advertising and marketing expense, product development expense, and technology and infrastructure to support Ask.com and its other web properties.

  For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

        Revenue and Operating Income Before Amortization grew to $384.4 million and $38.2 million, respectively, primarily due to the factors described above in the three month discussion. Additionally, Citysearch continues to benefit from increased revenue which led to improved Operating Income Before Amortization in the nine month period.

        Operating loss increased to $19.9 million despite the increase in Operating Income Before Amortization described above primarily due to a $29.6 million increase in amortization of non-cash marketing and an $18.2 million increase in the amortization of intangibles resulting from the IAC Search & Media acquisition.

        On a standalone basis, IAC Search & Media revenue increased 21% compared to its prior year period. Revenue growth was primarily driven by higher search queries, partially offset by a decline in non-search advertising revenue. Network revenue grew at a faster rate than proprietary revenue due to an increase in syndicated search results and traffic from our syndicated portals. Proprietary revenue growth was attributable to strength in the Fun Web Products business and at Ask.com in the U.S., partially offset by weakness at Ask.com in the U.K. IAC Search & Media profit margins were adversely impacted by increased marketing expense as well as higher revenue share payments to third party traffic sources and higher other operating expenses.

Membership & Subscriptions

        Membership & Subscriptions sector results for the three and nine months ended September 30, 2006 were led by continued worldwide growth in subscribers and an increase in average revenue per subscriber at the Personals segment, as well as increased membership and confirmations at Vacations.

  Vacations

  For the three months ended September 30, 2006 compared to the three months ended September 30, 2005

        Vacations grew revenue by 10% to $72.9 million, driven by a 6% growth in confirmed vacations and higher average fees. Total active members increased 5% to 1.8 million.

        Operating Income Before Amortization and operating income grew by 10% and 13%, respectively, to $29.1 million and $22.8 million, respectively, due primarily to the higher revenue noted above and, to a lesser extent, improved operating leverage as a result of growth in confirmations online. Vacations confirmed online were 25% during 2006 compared with 22% in 2005. Operating Income Before Amortization and operating income were also impacted by increased staffing costs.

  For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

        Vacations grew revenue by 9% to $228.3 million, due to a 5% increase in confirmed vacations and higher average fees.

        Operating Income Before Amortization and operating income grew by 10% and 13%, respectively, to $94.4 million and $75.5 million, respectively, due primarily to the factors described above in the three month discussion. Operating Income Before Amortization and operating income were also impacted by increased start-up costs associated with Vacations' online travel and lifestyle membership club, LiveItUp.

  Personals

  For the three months ended September 30, 2006 compared to the three months ended September 30, 2005

        Revenue grew 22% to $80.2 million, reflecting a 12% increase in worldwide paid subscribers to 1.3 million and an increase in the average revenue per paid subscriber due in part to a greater percentage of subscribers at higher package prices versus the prior year. International paid subscribers grew 13% over the prior year period driven by expansion in several markets, most notably the United Kingdom and Scandinavia.

        Operating Income Before Amortization increased 16% to $19.3 million in 2006, growing at a slower rate than revenue due primarily to increased marketing expense in international markets.

        Operating income increased 20% to $19.0 million, primarily due to the increase in Operating Income Before Amortization discussed above as well as a decrease in amortization of intangibles.

  For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

        Revenue and Operating Income Before Amortization grew 28% and 31%, respectively, to $231.8 million and $42.5 million, respectively, primarily driven by factors described above in the three month discussion. Operating Income Before Amortization was also impacted by increased operating costs related to Chemistry.com, which launched nationally during the first quarter of 2006.

        Operating income increased 27% to $37.6 million primarily due to the increase in Operating Income Before Amortization discussed above as well as a decrease in amortization of intangibles, partially offset by a $3.0 million increase in amortization of non-cash marketing.

  Discounts

  For the three months ended September 30, 2006 compared to the three months ended September 30, 2005

        Revenue increased 4% to $32.0 million in 2006 due to increased online and direct local coupon book sales.

        Operating Income Before Amortization loss decreased 45% to a loss of $3.9 million, primarily due to the increase in revenue noted above, as well as decreased commissions, cost cutting initiatives and lower employee costs as a result of decreased head count.

        Operating loss decreased 40% to a loss of $5.2 million in 2006, primarily due to the decrease in Operating Income Before Amortization loss described above and a decrease in amortization of intangibles.

        Discounts' revenue is significantly seasonal with the majority of the segment's revenue and all of its profits earned in the fourth quarter.

  For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

        Revenue decreased 15% to $75.5 million in 2006, due primarily to lower sales of the spring season product offering and lower local coupon book sales through schools and community groups, slightly offset by higher online and direct sales.

        Operating Income Before Amortization loss increased 8% to a loss of $34.3 million, primarily due to lower revenue as noted above and higher advertising and promotion spending in the nine month period, partially offset by lower employee costs.

        Operating loss increased 4% to a loss of $38.1 million in 2006, primarily due to the increase in Operating Income Before Amortization loss described above, partially offset by a decrease in amortization of intangibles.

Corporate and Other

  For the three months ended September 30, 2006 compared to the three months ended September 30, 2005

        Corporate operating expenses in 2006 were $35.5 million compared with $110.3 million in 2005, of which $16.4 million and $83.8 million relate to non-cash compensation expense in 2006 and 2005, respectively. The decrease in non-cash compensation expense was principally due to a $67.0 million charge related to the modification of vested stock options in connection with the Spin-Off recognized in 2005, partially offset by increased expense associated with unvested stock options assumed in the IAC Search & Media acquisition, as well as expense associated with equity grants and modifications during and subsequent to the third quarter 2005. Non-cash compensation expense related to equity awards assumed in acquisitions is recorded over the remaining vesting period of the equity awards and therefore will decline over time as the awards vest. Corporate operating expense comparisons in 2006 were also favorably impacted by transaction expenses and intercompany eliminations related to the Spin-Off of $5.2 million recognized in 2005.

  For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

        Corporate operating expenses in 2006 were $129.7 million compared with $212.7 million in 2005, of which $68.3 million and $112.2 million relate to non-cash compensation expense in 2006 and 2005, respectively. Non-cash compensation expense decreased principally due to the factors described above in the three month discussion. Corporate operating expense comparisons in 2006 were also favorably impacted by transaction expenses and intercompany eliminations related to the Spin-Off of $34.3 million recognized in 2005, a favorable settlement of a lawsuit and lower professional fees.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        All IAC common stock share information has been adjusted to reflect IAC's one-for-two reverse stock split in August 2005.

        As of September 30, 2006, the Company had $1.1 billion of cash and cash equivalents and restricted cash and cash equivalents and $805.3 million of marketable securities, including $287.0 million in funds representing amounts equal to the face value of tickets sold by Ticketing on behalf of its clients.

        During the nine months ended September 30, 2006 and 2005, IAC purchased 34.0 million and 36.3 million shares of IAC common stock for aggregate consideration of $909.2 million and $1.4 billion, respectively. Additionally, on October 31, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 60 million shares of IAC common stock which is in addition to the 8.8 million shares remaining under its earlier share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash provided by operating activities attributable to continuing operations was $516.0 million in 2006 and net cash used in operating activities attributable to continuing operations was $455.4 million in 2005. The comparison of year over year cash provided by (used in) operating activities is affected by higher cash tax payments made in 2005, including $652.8 million related to the VUE gain, and the net use of $210.4 million in cash in 2005 to fund the increase in loans held for sale. The net change related to loans held for sale is offset by the net change in the warehouse lines of credit which is included within financing cash flows. Cash provided by operating activities in 2006 was also favorably impacted by higher operating income and higher non-cash expenses. This increase was partially offset by lower interest income and a smaller contribution from Ticketing client funds. The reduced contribution from Ticketing client funds of $64.9 million in 2006 compared with $78.7 million in 2005 is primarily due to timing of settlements with clients. There is a seasonal element to the inventory balances at HSN and the Discounts segment as inventory tends to be higher in the third quarter in anticipation of the fourth quarter selling season. Cornerstone Brands inventory levels tend to be higher in the second and third quarters to support their summer and fourth quarter selling seasons, respectively. During the nine months ended September 30, 2006, inventory, net of reserves, increased by $88.8 million to $425.9 million from $337.2 million at December 31, 2005 due primarily to inventory increases at the Retailing sector.

        In accordance with the Company's adoption of SFAS 123R, excess tax benefits from stock-based awards of $14.1 million in 2006 are included as a component of cash flows from financing activities attributable to continuing operations. Excess tax benefits from stock-based awards in 2005 of $27.4 million were included as a component of cash flows from operating activities attributable to continuing operations. This change in classification negatively impacted the year over year comparison of net cash provided by operating activities attributable to continuing operations for the nine months ended September 30, 2006. This change in classification reduced the amounts we report as net cash provided by operating activities attributable to continuing operations and increased the amount we report as net cash provided by financing activities attributable to continuing operations in 2006. Total cash flow will not be impacted from what would have been reported under the prior accounting rules. Excess tax benefits from stock-based awards recorded in the year ended December 31, 2005 were $152.7 million. Total cash flow reflects net cash taxes paid of $99.3 million in 2006 compared to net cash taxes paid of $754.2 million in 2005.

        Net cash provided by investing activities attributable to continuing operations in 2006 of $438.1 million primarily resulted from the net proceeds of $690.5 million related to the sales and maturities of marketable securities, partially offset by capital expenditures of $178.6 million and acquisitions, net of cash acquired, of $80.1 million. Net cash provided by investing activities attributable to continuing operations in 2005 of $1.6 billion primarily resulted from the proceeds generated from the sale of IAC's common and preferred interests in VUE of $1.9 billion, net proceeds of $381.1 million related to the maturities and sales of marketable securities and proceeds from the sale of EUVÍA of $183.0 million, partially offset by acquisitions, net of cash acquired, of $682.8 million and capital expenditures of $175.3 million. Cash acquisitions in 2005 primarily relate to Cornerstone Brands.

        Net cash used in financing activities attributable to continuing operations in 2006 of $891.9 million was primarily due to the purchase of treasury stock of $927.1 million, principal payments on long-term obligations of $12.9 million and decreased net borrowings under various warehouse lines of credit of $38.8 million at LendingTree Loans. These cash outflows were partially offset by the proceeds from the issuance of common stock pursuant to stock option exercises of $49.8 million and the excess tax benefits from stock-based awards of $14.1 million. The decreased borrowings under the warehouse lines of credit are directly related to the changes in loans held for sale included within cash flows from operations. Net cash used in financing activities attributable to continuing operations in 2005 of $1.9 billion was primarily due to the purchase of treasury stock in the amount of $1.5 billion and the redemption of IAC's convertible preferred stock of $655.7 million, partially offset by the increased net borrowings under various warehouse lines of credit of $205.6 million, $80.0 million of borrowings under the Liberty Bond program and proceeds from the issuance of common stock pursuant to stock options exercised of $47.4 million.

        Net cash used in discontinued operations in 2006 of $3.6 million relates primarily to the operations of Styleclick and Quiz TV Limited. Net cash provided by discontinued operations in 2005 of $695.7 million relates primarily to the operations of Expedia and EUVÍA. The Company does not expect future cash flows associated with existing discontinued operations to be significant.

        As of September 30, 2006, the Company had $1.2 billion in short and long-term obligations, of which $344.3 million, consisting primarily of various warehouse lines of credit, are classified as current. Long-term debt consists primarily of the 7% Senior Notes due 2013 (the "2002 Senior Notes"), the Convertible Notes due 2008 and the Liberty Bonds due 2035. The Company's cash, cash equivalents and marketable securities and access to the capital markets is believed to be sufficient to fund its debt payments.

        As of September 30, 2006, LendingTree Loans had warehouse lines of credit totaling $1.0 billion, of which $323.5 million was outstanding. Borrowings under the warehouse lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Interest rates under these lines of credit fall within a range of 30-day LIBOR plus 75 - 100 basis points, depending on the underlying quality of the loans in the borrowing base and the length of time the borrowings remain outstanding, but may exceed this range under certain circumstances. Under the terms of the committed lines of credit, LendingTree Loans is required to maintain various financial and other covenants. Borrowings under these lines of credit are non-recourse to IAC and LendingTree. As of September 30, 2006, LendingTree Loans had committed lines aggregating $750 million, of which $250 million expire on August 31, 2007 and $500 million expire on November 30, 2007 and uncommitted lines aggregating $250 million. The committed lines of credit can be canceled at the option of the lender without default upon ninety-to-one hundred eighty days notice. LendingTree Loans believes that the availability under these lines is sufficient to fund its operating needs in the foreseeable future and intends to extend the facilities on or prior to expiration. Loans under the warehouse lines of credit are repaid from proceeds from the sale of loans held for sale by LendingTree Loans.

        In connection with the IAC Search & Media acquisition, IAC guaranteed $115.0 million principal amount of the Convertible Notes, which are convertible at the option of the holders into shares of both IAC common stock and Expedia common stock at an initial conversion price of $13.34 per share, subject to certain adjustments. Upon conversion, IAC and Expedia have the right, subject to certain conditions, to deliver cash (or a combination of cash and shares) in lieu of shares of its respective common stock. During the nine months ended September 30, 2006, $79.3 million of Convertible Notes was converted into 3.0 million IAC common shares and 3.0 million Expedia common shares. The remaining outstanding principal amount of the Convertible Notes is $34.7 million at September 30, 2006. During October 2006, $14.5 million of Convertible Notes was converted into 0.5 million IAC common shares and 0.5 million Expedia common shares.

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

        Ticketing revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our venue clients. Due to the generally highest level of ticket on-sales for events, the second quarter of the year generally experiences the highest revenue levels.

        Lending and Real Estate revenue is subject to the seasonal trends of the U.S. housing market. Home sales typically rise during the spring and summer months and decline during the fall and winter months. Refinancing activity is principally driven by mortgage interest rates.

        Seasonal and cyclical patterns have begun to develop in IAC's Media & Advertising sector, including advertising sales being lower during the summer vacation period and search queries being strongest in the fourth quarter and weakest in the third quarter. Furthermore, seasonality in the retail industry may also continue to affect the prices advertisers are willing to pay for online inventory and keywords.

        Revenue from existing members in the Vacations segment is influenced by the seasonal nature of planned family travel with the first quarter generally experiencing the strongest bookings and the fourth quarter generally experiencing weaker bookings.

        Discounts' revenue is significantly seasonal with the majority of the segment's revenue and all of its profits earned in the fourth quarter.

Recent Accounting Pronouncements

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

        FIN 48 utilizes a two-step process to evaluate tax positions. Recognition (step one) occurs when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) occurs only if it is determined that a tax position meets the more likely than not recognition threshold. Under step two, the tax position is measured to determine the amount of benefit to recognize in the financial statements. The tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized on ultimate settlement. FIN 48's use of the term "more likely than not" in steps one and two is consistent with how that term is used in SFAS No. 109, "Accounting for Income Taxes."

        FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company will adopt FIN 48 effective January 1, 2007 and is currently assessing its impact on the Company's consolidated financial position, results of operations and cash flows.

        Refer to Note 2 to the consolidated financial statements on pages 6 through 8 for a description of other recent accounting pronouncements.

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

Definition of IAC's Non-GAAP Measure

        Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing, (2) amortization of intangibles and goodwill impairment, (3) pro forma adjustments for significant acquisitions, and (4) one-time items. We believe this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash marketing, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

Pro Forma Results

        We will only present Operating Income Before Amortization on a pro forma basis if we view a particular transaction as significant in size or transformational in nature. For the periods presented in this report, there are no transactions that we have included on a pro forma basis.

One-Time Items

        Operating Income Before Amortization is presented before one-time items, if applicable. These items are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. GAAP results include one-time items. For the periods presented in this report, there are no adjustments for any one-time items.

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

        Amortization of non-cash marketing consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the "NBC Universal Advertising"). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of consolidated Operating Income Before Amortization to operating income and net earnings available to common shareholders for the three and nine months ended September 30, 2006 and 2005, see Note 6 to the consolidated financial statements on pages 16 through 21.

        For a reconciliation of Operating Income Before Amortization to operating income (loss) for the Company's operating segments and to net earnings available to common shareholders in total, see Note 7 to the consolidated financial statements on pages 22 through 25.

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

        Based on the Company's total debt investment securities as of September 30, 2006, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by approximately $7.3 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $1.1 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

        At September 30, 2006, the Company's outstanding debt approximated $1.2 billion, with a substantial portion bearing fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps, to hedge a portion of this interest rate exposure. The Company's intent is to offset gains and losses resulting from this exposure with losses and gains on the derivative contracts used to hedge it, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. The Company's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. In 2004 and 2003, the Company entered into interest rate swap agreements related to a portion of the 2002 Senior Notes, which allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on the LIBOR. As of September 30, 2006, of the $750 million principal amount outstanding under the 2002 Senior Notes, the interest rate is fixed on $400 million at 7% and floating on $350 million, with the rate based on a spread over 6-month LIBOR. To further manage risk, the Company unwound swap agreements for nominal gains in 2004 and 2005, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at September 30, 2006 resulted in a loss of $11.1 million which has been entirely offset by a corresponding gain attributable to the fixed rate debt.

        The majority of the Company's outstanding fixed-rate debt at September 30, 2006 relates to the $750 million outstanding under the 2002 Senior Notes, the $34.7 million outstanding under the Convertible Notes and the $80 million outstanding under the Liberty Bonds. Excluding $350 million under the 2002 Senior Notes, which currently pays a variable interest rate as a result of the outstanding swap agreements noted above, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $33.8 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. If the LIBOR rates were to increase (decrease) by 100 basis points, then the annual interest payments on the $350 million of variable-rate debt would have increased (decreased) by $3.5 million. Such potential increase or decrease in interest payments are based on certain simplifying assumptions, including a constant level and rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

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

        LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are designated as fair value hedges. For loans held for sale that are hedged with forward delivery contracts, the carrying value of the loans held for sale and the derivative instruments are adjusted for the change in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative gain or loss as well as the offsetting hedged item loss or gain attributable to the hedged risk is recognized in the statement of operations as a component of revenue when each loan is sold. The net of these adjustments represent the ineffective portion of highly effective hedges which is also recorded as a component of revenue. If it is determined that the hedging relationship is not highly effective, hedge accounting is discontinued. When hedge accounting is discontinued, the affected loans held for sale are no longer adjusted for the changes in fair value. However, the changes in fair value of the derivative instruments are recognized in current earnings as a component of revenue. The fair value of the derivative instruments are recorded in "Other current assets" and /or "Other accrued liabilities" in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2006, the Company recognized gains less than $0.1 million and losses of $0.2 million, respectively, related to hedge ineffectiveness and losses of $0.8 million and $0.5 million, respectively, related to changes in the fair value of derivative instruments when hedge accounting was discontinued.

        IRLCs are accounted for as derivative instruments and, therefore, are required to be recorded at fair value, with changes in fair value reflected in current period earnings. To manage the interest rate risk associated with the IRLCs, the Company uses derivative instruments, including mortgage forward delivery contracts. These instruments do not qualify for hedge accounting. The changes in fair value of these instruments for the three and nine months ended September 30, 2006 resulted in losses of $1.0 million and losses of less than $0.1 million, respectively, which have been recognized as a component of revenue in the accompanying consolidated statement of operations.

        The fair values of derivative financial instruments at LendingTree Loans are primarily impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of September 30, 2006, if market interest rates had increased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have increased by $0.7 million. As of September 30, 2006, if market interest rates had decreased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.3 million.

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

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. Foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in the statements of operations and are offsetting. The change in fair value of this foreign exchange forward contract at September 30, 2006 resulted in an unrealized loss of $6.7 million which has been offset by the remeasurement gain related to the liability.

Equity Price Risk

        The Company has a minimal investment in equity securities of publicly traded companies. These investments, as of September 30, 2006, were considered available-for-sale and included in long-term assets with the unrealized gain deferred as a component of shareholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

        Following the Spin-Off, derivative liabilities were created due to IAC's obligation to deliver shares of both IAC common stock and Expedia common stock upon conversion of the Convertible Notes and exercise of certain IAC warrants. Derivative assets were also created due to Expedia's contractual obligation to deliver shares of Expedia common stock to IAC upon conversion by the holders of the Convertible Notes and upon exercise of the warrants. Both the derivative liabilities and derivative assets are marked to market each quarter, and the changes in fair values, which are based upon changes in both IAC common stock and Expedia common stock, are recognized in current earnings as a component of other income (expense). The net fair value adjustments recognized in current earnings during the three and nine months ended September 30, 2006 were net losses of $2.7 million and $3.0 million, respectively.

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

Securities Class Action Litigation against IAC

        This litigation, In re IAC/InterActiveCorp Securities Litigation, pending in the United States District Court for the Southern District of New York and arising out of the Company's August 4, 2004 announcement of its earnings for the second quarter of 2004, is described in detail on pages 28-29 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 10-K"). The consolidated amended complaint, filed on May 20, 2005, generally alleges that the value of the Company's stock was artificially inflated by pre-announcement statements about its financial results and forecasts that were false and misleading due to the defendants' alleged failure to disclose various problems faced by the Company's travel businesses. The plaintiffs seek to represent a class of shareholders who purchased IAC common stock between March 21, 2003 and August 3, 2004. The defendants are IAC and fourteen current or former officers or directors of the Company or its former Expedia travel business. The complaint purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10(b)(5) promulgated thereunder, as well as Sections 11 and 15 of the Securities Act of 1933, and seeks damages in an unspecified amount.

        As previously noted in the 2005 10-K, the two related shareholder derivative actions (Garber and Butler) have been consolidated with the securities class action for pre-trial purposes. The consolidated shareholder derivative complaint, filed on July 5, 2005 against IAC (as a nominal defendant) and sixteen current or former officers or directors of the Company or its former Expedia travel business, is based upon factual allegations similar to those in the securities class action and purports to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violation of Section 14(a) of the Exchange Act, and contribution and indemnification. The complaint seeks an order voiding the election of the Company's current Board of Directors, as well as damages in an unspecified amount, various forms of equitable relief, restitution, and disgorgement of remuneration received by the individual defendants from the Company.

        On September 15, 2005, IAC and the other defendants filed motions to dismiss the complaints in both the securities class action and the shareholder derivative suits. The plaintiffs opposed the motions. On October 12, 2006, the Court heard oral argument on the motions to dismiss, which remain pending.

        The Company believes that the claims in the class action and the derivative suits lack merit and will continue to defend vigorously against them.

Consumer Class Action Litigation against Ticketmaster

        These two purported class actions, one pending in Illinois and the other in California, are described in detail on pages 29-30 of the 2005 10-K. See Mitchell B. Zaveduk, Individually and as the Representative of a Class of Similarly Situated Persons v. Ticketmaster, No. 02-CH-21148 (Circuit Court, Cook County); Curt Schlessinger et al. v. Ticketmaster, No. BC304565 (Superior Court, Los Angeles County). Both lawsuits allege in essence that it is unlawful for Ticketmaster not to disclose that the fee it charges to customers wishing to have their tickets delivered by UPS contains a profit component. The California lawsuit also alleges that Ticketmaster's website disclosures in respect of its ticket order-processing fees constitute false advertising in violation of California law. Recent noteworthy developments in the California case are described below.

        On August 14, 2006, the plaintiffs in the California case filed a motion for class certification; on October 16, Ticketmaster opposed the motion; and a hearing on the motion is scheduled for December 11. On September 25, 2006, Ticketmaster filed a motion for judgment on the pleadings; on October 4, the plaintiffs opposed the motion; on October 11, Ticketmaster filed its reply brief in support of the motion; and on October 18, the Court heard oral argument on the motion, which remains pending.

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

        Actual results could differ materially from those contained in the forward looking statements included in this report for a variety of reasons, including, among others: changes in economic conditions generally or in any of the markets or industries in which IAC's businesses operate, changes in senior management at IAC and/or its businesses, the rate of online migration in the various markets and industries in which IAC's businesses operate, technological changes, regulatory changes, changes in the interest rate environment or a further slowdown in the domestic housing market, effectiveness of hedging activities, changes affecting distribution channels, failure to comply with existing laws, consumer acceptance of new products and services, changes in the advertising market and the ability of IAC to expand successfully in international markets. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I, "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2005. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of IAC management as of the date of this report. IAC does not undertake to update these forward-looking statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its common stock during the quarter ended September 30, 2006:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2) (3)
July 2006	6,004,546	$24.75	6,004,546	15,246,155
August 2006	5,017,656	$26.43	5,017,656	10,228,499
September 2006	1,389,206	$27.94	1,389,206	8,839,293

Total	12,411,408	$25.79	12,411,408	8,839,293

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

(3)
On October 31, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 60 million shares, which is in addition to the approximately 8.8 million shares remaining under the February 2006 authorization. IAC may purchase shares pursuant to the October 2006 authorization over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

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

Date: November 7, 2006

IAC/INTERACTIVECORP
By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Executive Vice President and Chief Financial Officer
Signature	Title	Date

/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	November 7, 2006

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