Form 10-K
period 2006-12-31
IAC/INTERACTIVECORP
filed 2007-03-01
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on March 1, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

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

Securities registered pursuant to Section 12(g) of the Act:
None

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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of February 2, 2007, the following shares of the Registrant's Common Stock were outstanding:

Common Stock, including 231,204 shares of restricted stock	260,127,856
Class B Common Stock	25,599,998

Total	285,727,854

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2006 was $6,037,871,838. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

Documents Incorporated By Reference:

        Portions of the Registrant's proxy statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

PART I

Item 1.    Business

OVERVIEW

Who We Are

        IAC operates leading and diversified businesses in sectors being transformed by the internet, online and offline... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. Our operating businesses provide products and services through a diversified portfolio of specialized and global brands and are organized into the following sectors:

  •
  Retailing, which includes the U.S. and International reporting segments;

  •
  Services, which includes the Ticketing, Lending, Real Estate and Home Services reporting segments;

  •
  Media & Advertising; and

  •
  Membership & Subscriptions, which includes the Vacations, Personals and Discounts reporting segments.

        IAC businesses enable billions of dollars of consumer-direct transactions and advertising for products and services via interactive distribution channels. All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

        For information regarding the results of operations of these sectors and segments, as well as their respective contributions to IAC's consolidated results of operations, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Consolidated Financial Statements and Supplementary Data."

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

        In February 2002, the Company acquired a controlling stake in Expedia.com. In May 2002, after contributing its entertainment assets to Vivendi Universal Entertainment LLLP, or VUE, a joint venture then controlled by Vivendi, the Company changed its name to USA Interactive. In September 2002, the Company acquired Interval International. In 2003, the Company acquired the minority interests in its former public subsidiaries, Expedia.com, Hotels.com and Ticketmaster, and acquired a number of other companies, including Entertainment Publications, Inc., LendingTree and

Hotwire. The Company changed its name to InterActiveCorp in June 2003 and to IAC/InterActiveCorp in July 2004.

        On August 9, 2005, IAC completed the separation of its travel and travel-related businesses and investments into an independent public company. In this report, we refer to this transaction as the "Spin-Off" and to the company that holds the travel and travel-related businesses formerly held by IAC as "Expedia." Immediately prior to the Spin-Off, IAC effected a one-for-two reverse stock split. IAC also completed the following transactions in 2005: the acquisition of Ask Jeeves, Inc., now known as IAC Search & Media (July 2005), a transaction with NBC Universal in which IAC sold its common and preferred interests in VUE (June 2005) and the acquisition of Cornerstone Brands (April 2005). In early 2006, IAC launched IAC Programming within its Emerging Businesses group to buy and build branded online content properties, and in November 2006, IAC sold PRC, LLC, its Teleservices subsidiary.

        For additional information concerning some of these transactions, as well as certain other transactions, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Consolidated Financial Statements and Supplementary Data—Note 3."

EQUITY OWNERSHIP AND VOTING CONTROL

        As of February 2, 2007, Liberty Media Corporation, through companies owned by Liberty and companies owned jointly by Liberty and Barry Diller, Chairman and CEO of IAC, owned approximately 18.9% of IAC's outstanding common stock and 100% of IAC's outstanding Class B common stock. Assuming conversion of all of the outstanding shares of Class B common stock to common stock, as of February 2, 2007, Liberty would have owned approximately 26.2% of IAC's outstanding Common Stock.

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

        As of February 2, 2007, Mr. Diller (through companies owned jointly by Liberty and Mr. Diller, his own holdings and holdings of Liberty, over which Mr. Diller generally has voting control pursuant to the amended and restated stockholders agreement) controlled approximately 59.1% of the outstanding total voting power of IAC. As of February 2, 2007, there were 260,127,856 shares of IAC common stock and 25,599,998 shares of IAC Class B common stock outstanding. Total voting power is based on one vote for each share of IAC common stock and ten votes for each share of Class B common stock.

DESCRIPTION OF IAC BUSINESSES

Retailing

  Retailing U.S.

        Overview.    Retailing U.S. markets and sells a wide range of third party and private label merchandise directly to consumers through (i) television home shopping programming broadcast on the HSN television network, (ii) catalogs, which consist primarily of the Cornerstone Brands portfolio of leading print catalogs and (iii) websites, which consist primarily of HSN.com, Shoebuy.com and branded websites operated by Cornerstone Brands. HSN operates the HSN television network and HSN.com, and Cornerstone Brands operates its portfolio of leading print catalogs and related websites, as well as a limited number of retail outlets. IAC acquired Cornerstone Brands in April 2005 and Shoebuy.com, Inc., a leading internet retailer of footwear and related apparel and accessories, in January 2006.

        Merchandise.    HSN features over 25,000 consumer products, including jewelry, computers and electronics, home fashions, cookware and kitchen aids, and health, beauty and fitness products, among others. Featured products include exclusive, third party-branded products, as well as HSN-branded products.

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

        Frontgate features premium, high quality bed, bath and kitchen accessories, as well as outdoor, patio, garden and pool furnishings and accessories. Ballard Designs features European-inspired bed, bath, dining and office furnishings and accessories, as well as rugs, shelving and architectural accents for the home. Garnet Hill offers bed and bath furnishings and soft goods, as well as apparel and accessories for women and children, and Smith+Noble offers custom home furnishings and window treatments. The Territory Ahead offers casual apparel for men and women and TravelSmith offers travel wear for men and women and related accessories. Shoebuy.com features one of the largest selections of shoes for women, men and children available online, offering a wide range of shoe brands and styles in a broad array of materials, colors, sizes and widths, together with related apparel and accessories.

        HSN and Cornerstone Brands purchase merchandise made to their respective specifications, as well as merchandise from name brand vendors and other third party lines, typically under certain exclusive rights, and, in the case of HSN, some overstock inventories from wholesalers. The mix and source of merchandise generally depends upon a variety of factors, including price and availability. While HSN and Cornerstone Brands generally do not enter into long-term supply arrangements with any of their respective vendors, given that there are generally a variety of sources of supply available for most merchandise, some Cornerstone Brands businesses have entered into long-term arrangements with certain vendors in the case of custom merchandise. Shoebuy.com generally acts as an agent in connection with the purchase of shoes, related apparel and accessories through its various websites, passing purchases made by customers through its various websites to the relevant vendors for fulfillment and shipping.

        HSN and Cornerstone Brands provide customers with a number of convenient options in connection with the purchase, payment and shipping of merchandise, which vary by product. In the case of HSN, these options include the AutoShip program, pursuant to which customers can arrange to have purchases automatically sent and billed to them on a regularly scheduled basis, and the Flexpay option, which allows customers to pay for merchandise in 2-6 interest free payments. In the case of certain Cornerstone Brands businesses, these options include the Bill Me Later program for merchandise with a value of $250 or more, pursuant to which customers are not required to make (but may make) any payments for the 90-day period following the relevant purchase. Customers who do not pay for merchandise in full following the expiration of the 90-day period are billed finance charges from the date of purchase. Standard and express shipping options are available and customers may generally return most merchandise for a full refund or exchange, subject in some cases to restocking fees and exceptions for custom merchandise in the case of Cornerstone Brands merchandise. Shoebuy.com provides customers with free shipping in connection with purchases and returns, as well as offers its customers certain price and other guarantees.

  Television Programming

  •
  Overview.    The HSN television network broadcasts live, customer interactive television home shopping programming 24 hours a day, seven days a week. This programming is intended to promote sales and customer loyalty through a combination of product quality, price and value, coupled with product information and entertainment. Programming on the HSN television network is divided into separately televised segments, each of which has a host who presents and conveys information regarding the featured product, sometimes with the assistance of a representative from the product vendor. The HSN television network also broadcasts nationwide infomercial campaigns for select products, which it produces and manages, on pay television networks on a limited basis from time to time.

  •
  Reach.    HSN produces live programming for the HSN television network in its studios in St. Petersburg, Florida. HSN distributes its programming by means of satellite uplink facilities, which it owns and operates, to a satellite transponder leased by HSN on a full-time basis through May 2019.

  As of December 31, 2005 and 2006, the HSN television network reached approximately 89.0 million (as of the end of both years) of the approximately 110.2 million and 111.3 million homes in the United States with a television set, respectively. Television households reached by the HSN television network as of December 31, 2005 and 2006 primarily include approximately 64.1 million and 62.4 million households capable of receiving cable and/or broadcast transmissions and approximately 24.7 million and 26.4 million direct broadcast satellite system, or DBS, households, respectively.

  •
  Pay Television Distribution.    HSN has entered into multi-year distribution and affiliation agreements with cable television and DBS operators, collectively referred to in this report as pay television operators, in the United States to carry the HSN television network, as well as to promote the network by carrying related commercials and distributing related marketing materials to their respective subscriber bases. In exchange for this carriage and related promotional and other efforts, HSN generally pays these pay television operators a commision, based on a percentage of the net merchandise sales to their subscriber bases. In some cases, pay television operators receive additional compensation in the form of advertising insertion time on the HSN television network, commission guarantees and/or distribution payments in exchange for their commitments to deliver subscribers. Distribution and affiliation agreements with major pay television operators expire from time to time. Agreements with certain major pay television operators expired in 2005 and 2006, which agreements are currently in the process of being renewed. See "Item 1A—Risk Factors—Third Party Relationships—Retailing."

  •
  Broadcast Television Distribution.    As of December 31, 2006, HSN also had affiliation agreements with 68 low power television stations for carriage of the HSN television network with terms ranging from several weeks to several years. In exchange for this carriage, HSN pays the broadcast television stations hourly or monthly fixed rates. IAC owns 27 of the 68 low power television stations that carry the HSN network on a full-time basis.

        Catalogs.    The Catalogs business consists primarily of the Cornerstone Brands portfolio of leading print catalogs. The Catalogs business also includes three other catalogs formerly operated and managed by HSN, which feature thousands of home, yard and automotive products. For a description of the merchandise featured in Cornerstone Brands catalogs, see "—Merchandise." Cornerstone Brands catalog presentations generally incorporate on-site photography and real-life settings, coupled with related editorial content describing the merchandise and depicting situations in which it may be used. Cornerstone Brands catalogs are designed and produced in house, which enables each individual brand to control the production process and reduces the amount of lead time required to produce a given catalog. Cornerstone Brands negotiates contracts for paper and printing services for all of its brands, which generally reduces catalog-related costs for each individual brand.

        New editions of full-color Cornerstone Brands and other catalogs are mailed to customers several (generally six to ten) times each year, with a total annual circulation in 2006 of approximately 426 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new merchandise, marketing campaigns and promotions and inventory levels, among other factors.

        Online Distribution.    HSN operates HSN.com, a transactional e-commerce site that serves as another storefront for merchandise featured on the HSN television network, as well as a significant amount of additional inventory. Cornerstone Brands operates Frontgate.com, BallardDesigns.com, GarnetHill.com, SmithandNoble.com, TheTerritoryAhead.com and TravelSmith.com, which serve as other storefronts for merchandise featured in the corresponding print catalogs, and certain other websites. Shoebuy.com operates Shoebuy.com, Bagsbuy.com and Outletbuy.com, which collectively offer footwear and related apparel and accessories.

        HSN.com and the Cornerstone Brands' websites provide consumers with additional content to support and enhance HSN television programming or the corresponding print catalog, as applicable. For example, HSN.com provides users with an online program guide, a 24-hour product review through which they can find and view products previously featured on the HSN television network, live streaming video of the HSN television network and additional information about HSN show hosts and guest personalities. Additional content provided by Cornerstone Brands websites, which differs across the various websites, includes decorating tips and measuring and installation information, a feature that allows consumers to browse the corresponding catalog on line and online design centers, gift registries and travel centers.

        Consumers can also track the status of their online orders through these websites, confirm information regarding shipping and, in some cases, confirm the availability of inventory and establish and manage personal accounts. Consumers may communicate directly with customer service via e-mail or by telephone, with call center representatives available seven days a week. In 2006, websites owned and operated by Retailing U.S. generated approximately 26.9% of U.S. demand, excluding liquidations and services.

        Competition.    The HSN television network, catalogs and websites, all of which comprise Retailing U.S., operate in a highly competitive environment. These businesses are in direct competition for consumers with traditional offline and online retailers, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers. The HSN television network competes with, and expects to face increasing competition from, other companies that market merchandise by means of live television. In addition, the HSN television network competes for access to customers and audience share with other conventional forms of entertainment and content. The price and availability of programming for pay television systems affect the availability of distribution for HSN television programming and the compensation that must be paid to pay television operators for related carriage and competition for channel capacity and placement continues to increase. See "Item 1A—Risk Factors—Adverse Events and Trends—Retailing." Principal competitive factors for the businesses that comprise Retailing U.S. include selection of goods, customer service, reliability of fulfillment and delivery services, brand recognition, convenience and accessibility and price and, in the case of websites, quality of search tools and system reliability.

  Retailing International

        Overview.    As of December 31, 2006, Retailing International consisted of HSE-Germany, which operates a German-language television home shopping business that is broadcast 24 hours a day, seven days a week, in Germany, Austria and Switzerland, as well as minority interests in home shopping businesses in Japan and China.

        HSE-Germany.    As of December 31, 2006, HSE-Germany had approximately 19.1 million cable and 15.6 million satellite subscribers in Germany, approximately 910,000 cable and 1.6 million satellite subscribers in Austria and approximately 1.4 million cable and 300,000 satellite subscribers in Switzerland. In addition to its television home shopping business, HSE-Germany generates sales on its website.

        HSE-Germany enters into affiliation agreements with local cable operators in each of Germany, Austria and Switzerland, as well as with one principal DBS operator for carriage in all of these countries, which agreements expire from time to time. HSE-Germany must also negotiate with German state media authorities for broadcast rights from time to time.

        Other.    Retailing International has a 30% minority stake in Jupiter Shop Channel Co. Ltd., a venture based in Tokyo, Japan, which broadcasts televised shopping 24 hours a day, with the substantial majority of this time devoted to live broadcasts.

        Competition.    HSE-Germany and the Japanese and Chinese television shopping businesses in which IAC holds minority interests compete with traditional retailers, direct marketing and other electronic retailers, some of which offer 24-hour electronic retailing programming and/or use infomercials and a small amount of live programming.

Services

  Ticketing

        Overview.    Ticketing consists primarily of Ticketmaster, a leading provider of online and offline ticketing services. Ticketmaster and its affiliated brands and businesses provide online and offline ticketing services through Ticketmaster-owned and affiliated websites, call centers and independent retail outlets, serving many of the foremost venues, entertainment facilities, promoters and professional sports franchises in the United States and abroad, including Australia, Canada, Denmark, Finland, Germany, Ireland, the Netherlands, New Zealand, Norway, Spain, Sweden, Turkey and the United Kingdom. Ticketmaster is also a party to a joint venture with a third party to provide ticket distribution services in Mexico and a joint venture with third parties to supply ticketing services for the 2008 Beijing Olympic Games. Ticketmaster also licenses its technology in Mexico and other Latin American countries. Ticketmaster continues to seek to further expand its ticketing operations into territories outside of the United States. Ticketing also includes ReserveAmerica, a leading provider of campground reservation services and software to United States federal and state agencies.

        Ticketmaster continues to seek to expand its ticket distribution capabilities through the continued development of its website, www.ticketmaster.com, and related domestic and international websites, which are designed to promote ticket sales for live events and disseminate event information. Ticketmaster's primary ticketing website, www.ticketmaster.com, is a leading online ticketing service that enables consumers to purchase tickets over the internet for live music, sports, arts and family entertainment events presented by Ticketmaster's clients. Consumers can access www.ticketmaster.com directly, from the websites of Ticketmaster's affiliates (including some IAC businesses) and through numerous direct links from banners and event profiles hosted by approved third party websites. In addition, www.ticketmaster.com and related international websites provide local information and original content regarding live events for Ticketmaster clients throughout the United States and abroad. In

2006, a majority of the tickets sold by Ticketmaster were sold online and Ticketmaster expects that this will continue to be the case in the future.

        Ticketmaster continues to develop and introduce new initiatives to help its clients sell more tickets. From time to time, upon request by certain of its clients, Ticketmaster conducts online auctions, pursuant to which consumers bid on tickets being sold by clients through Ticketmaster and purchase them at a price equal to the highest winning bid. In addition to customary order processing fees and premium delivery fees, for tickets sold through online auctions, Ticketmaster receives fees based on a percentage of the prices at which the tickets were sold. Ticketmaster also makes tickets available to members of official artist fan clubs and sells related fan club memberships online, in connection with which it receives a fixed fee per ticket or fan club membership sold. Lastly, in accordance with applicable law, Ticketmaster allows its consumers and sporting event season ticket holders to offer their tickets for resale online through its TicketExchange service. Ticketmaster typically charges a fee to the buyer and/or seller in connection with TicketExchange transactions. Additional fees received in connection with the initiatives described above are generally shared with clients based on the terms of negotiated contracts.

        Ticketmaster System.    Ticketmaster believes that its core proprietary operating system and software, generally referred to as the Ticketmaster System, as well as its extensive distribution capabilities, provide its clients with a number of benefits, including the ability to reach a wider audience of potential ticket purchasers as well as to handle complex ticketing transactions and sell large volumes of tickets more quickly, efficiently and reliably than would be possible if tickets were sold independently. In addition, the Ticketmaster System enables clients to continuously adapt to emerging and changing trends in the live entertainment industry in a more efficient and cost-effective manner than they could do on their own. The Ticketmaster System, which includes both hardware and software, is typically located in one of the multiple data centers managed by Ticketmaster staff. The entire Ticketmaster distribution network, including the Ticketmaster System, provides a single, centralized inventory control and management system capable of tracking total ticket inventory for all events, whether sales are made on a season, subscription, group or individual ticket basis. The hardware and software required for the use of the Ticketmaster System is installed in clients' facility box offices, in Ticketmaster's call centers and in third party retailers' remote sales outlets. The versatility of the Ticketmaster System allows it to be customized to satisfy a full range of client requirements. In areas of Europe outside of the United Kingdom and Ireland, Ticketmaster's operating businesses generally use localized versions of Ticketmaster's proprietary operating system and software, or their own separate, local operating systems and software, all of which are also proprietary to Ticketmaster.

        Client Relationships.    Ticketmaster generally enters into written agreements with its clients pursuant to which it agrees to license the Ticketmaster System and related systems to clients, and to serve as the clients' exclusive ticket sales agent for sales of individual tickets sold to the general public outside of facility box offices, including any tickets sold over the internet, by phone, and at third party retailers' remote sales outlets, for specified multi-year periods. Pursuant to an agreement with a facility, Ticketmaster generally is granted the right to sell tickets for all events presented at that facility for which tickets are available to the general public, and as part of such arrangement, Ticketmaster installs the necessary ticketing equipment in the facility's box office. An agreement with a promoter generally grants Ticketmaster the right to sell tickets for all events presented by that promoter at any facility for which tickets are publicly available, unless the facility is already covered by an existing agreement with Ticketmaster or is covered by an exclusive agreement with another automated ticketing service company. Small allotments of tickets for events are generally reserved for sale through fan or other similar clubs and/or other standard industry practices and exceptions, provided however that Ticketmaster's clients may not utilize, authorize or promote the services of third party ticketing companies while under contract with Ticketmaster.

        Ticketmaster generally does not buy tickets from its clients for resale to the public and typically assumes no financial risk for unsold tickets. All ticket prices are determined by Ticketmaster's clients or by consumers (e.g., in an auction of tickets available on the Ticketmaster System). Ticketmaster's clients also generally determine the scheduling of when tickets go on sale to the public and what tickets will be available for sale through Ticketmaster. Facilities and promoters, for example, often handle group sales and season tickets in-house and certain tickets may be sold through fan or other similar clubs. Ticketmaster only sells a portion of its clients' tickets, the amount of which varies from client to client and from event to event, and varies as to any single client from year to year.

        Revenues.    Ticketing revenue is generated primarily from convenience charges and order processing and delivery fees received by Ticketmaster for each ticket sold by Ticketmaster on behalf of its clients. Convenience charges and order processing fees are negotiated and included in Ticketmaster's contracts with its clients. Pursuant to these contracts, Ticketmaster is granted the right to collect from ticket purchasers a per ticket convenience charge on all tickets sold through its websites, by telephone and through retail sales outlets and other media. Generally, the amount of the convenience charge is determined during the contract negotiation process, and typically varies based upon numerous factors, including the services to be rendered to the client, the amount and cost of equipment to be installed at the client's box office and the amount of advertising and/or promotional allowances to be provided, as well as the type of event and whether the ticket is purchased through www.ticketmaster.com, by telephone, through a remote sales outlet or other media. Any deviations from those amounts for any event are negotiated and agreed upon by Ticketmaster and its client prior to the commencement of ticket sales. There is an additional per order "order processing" fee on all ticket orders sold by Ticketmaster other than at retail sales outlets, and an additional premium delivery fee per order in cases where consumers opt for premium delivery (e.g., delivery via overnight courier or e-mail in the case of Ticketmaster's TicketFast product). Generally, the agreement between Ticketmaster and a client will also establish the amounts and frequency of any increases in the convenience charge and order processing fees during the term of the agreement. In many cases, clients participate in the convenience charges and/or order processing fees and/or premium delivery fees paid by ticket purchasers for tickets bought through Ticketmaster for their events. The amount of such participation, if any, is determined by negotiation between Ticketmaster and the client. In some cases, maximum charges on tickets are established and regulated by state and local law. See "Item 1A—Risk Factors—Changing Laws, Rules and Regulations."

        Competition.    Ticketmaster's ticketing business faces competition in the United States and abroad from other national, regional and local ticketing service companies and entertainment organizations with ticketing distribution capabilities, as well as from clients and aggregations of clients, such as major league sports leagues, which increasingly have the capability to fulfill ticketing distribution and management functions through their own systems or by licensing software. Not all facilities, promoters and other potential clients use the services of an automated ticketing company, choosing instead to distribute their tickets through their own internal box offices or other distribution channels. In addition, Ticketmaster faces competition in the secondary market from ticket brokers and other resellers, as the advent of the internet has enabled these parties to increase their distribution capabilities.

        Other companies compete with Ticketmaster by selling stand-alone automated ticketing systems to enable facilities to do their own ticketing. Several of Ticketmaster's competitors have operations in multiple locations, while others compete principally in one specific geographic location. Ticketmaster experiences substantial competition for potential client accounts and renewals of contracts on a regular basis. See "Item 1A—Risk Factors—Third Party Relationships—Services—Ticketing." Ticketmaster competes on the basis of the range of products and services it provides, the capability of its ticketing system and distribution network, reliability and price.

        As an alternative to purchasing tickets through Ticketmaster, ticket purchasers generally may purchase tickets from the facility's box office at which an event will be held or by season, subscription or group sales directly from the venue or promoter of the event. Although Ticketmaster's clients may process sales of these tickets through the Ticketmaster System, Ticketmaster generally derives no convenience charge or other processing or delivery revenue from the ticket purchasers with respect to those ticket purchases.

  Lending

        Overview.    Lending consists of businesses that offer lending and lending-related products and services, including loan settlement services, through online exchanges that connect consumers and service providers in the lending industry, other Lending-owned and affiliated websites and the telephone.

        Services offered through Lending's online exchanges primarily encompass home mortgages (in connection with refinancings and purchases) and home equity loans, as well many other consumer credit categories, including automobile loans, personal loans and credit cards. Consumers seeking loan products through an exchange channel generally begin the process by completing a simple request, known as a qualification form, online or over the telephone. After the qualification form has been completed, Lending's online exchanges automatically retrieve the consumer credit information and compare this information to the underwriting criteria of participating lenders. Qualified consumers can receive multiple conditional loan offers, generally up to five, from participating lenders or LendingTree Loans (as described below) in response to a single request, after which they may then compare, review and accept the offer that best suits their needs.

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

        Lending's businesses also originate, process, approve and fund various residential real estate loans under two brand names, LendingTree Loans and Home Loan Center, which brand names are collectively referred to in this report as "LendingTree Loans." For these purposes, Lending maintains loan officers in California and, to a lesser extent, North Carolina, and is able to provide a broad range of real estate loan products to consumers in all 50 states, including conforming and non-conforming loans, prime and subprime loans, adjustable loans and fixed rate loans. A portion of the consumer leads generated by Lending's online exchanges are closed in the name of LendingTree Loans. Consumer leads are also sourced, to a lesser extent, from a variety of channels, including online lead aggregators (other than Lending's online exchanges) and direct mail campaigns. When the Lending business closes loans in its own name to consumers through the exchange, it offers those consumers a choice among various loan alternatives based on different wholesale offers made to it by the secondary investors who purchase the loans, thus maintaining the choice element inherent in the LendingTree model.

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

        Services available through Lending's businesses are subject to extensive regulation by various federal, state and, in some instances, local, governmental authorities. See "Item 1A—Risk Factors—Compliance."

        Revenues.    Revenues from Lending's online exchanges principally represent transmission fees and closed-loan fees paid by lenders that received a transmitted loan request or, in certain cases, closed a loan for a consumer that originated through one of LendingTree's websites or affiliates. Since a given qualification form can be transmitted to more than one participating lender, multiple transmission fees may be generated from the same qualification form. Revenues from direct lending are derived primarily from the sale of loans, and to a lesser extent, the origination of loans.

        Competition.    Lending's businesses compete with traditional offline lending institutions and financial service companies, as well as with local mortgage brokers. Lending's businesses also compete with online lenders (including traditional offline lending institutions that have developed their own stand-alone online lending channels) that originate the bulk of their loans through their own websites or the telephone. These companies typically operate branded websites and attract consumers via online banner ads, key word placements on search engines, partnering with affiliates and business development arrangements with other properties, including major portals.

  Real Estate

        Overview.    Real Estate primarily consists of RealEstate.com, an online network that connects consumers with real estate agents and brokerages around the country, iNest, an online provider of real estate services in the case of newly constructed homes, and a proprietary real estate brokerage business that currently operates in eight markets. Consumers interested in working with a real estate professional in connection with the purchase or sale of an existing or newly constructed home can access online real estate-related services offered by Real Estate's businesses and complete a simple form. Consumers looking to be matched with a real estate broker or agent will be provided with a choice of local real estate professionals from a nationwide network and in some cases, may be matched with an agent from Real Estate's proprietary real estate brokerage business. In the case of consumers looking to find newly-constructed homes, iNest provides consumers with a coupon that is presented to their new homebuilder, registering iNest as the real estate broker of record. In all cases, if the consumer and the real estate professional agree to work together, the remainder of the transaction is completed locally and in certain cases, the consumer may be eligible for rebates and promotional incentives.

        Real Estate earns revenue from subscription and cooperative brokerage fees paid by real estate professionals participating on its exchange. Real Estate generates revenues from cooperative brokerage fees when the transmission of consumer information to the real estate professional results in the purchase or sale of a home, upon the transmission of consumer information to a participating real estate professional or in advance for the right to receive leads on a recurring basis over pre-determined time periods. Real Estate's proprietary real estate brokerage business earns revenues through the real estate brokerage commissions it collects. In the case of consumers that have used the services of iNest to find a newly constructed home, Real Estate earns a commission when the consumer closes a transaction with the builder.

        Services available through Real Estate's businesses are subject to extensive regulation by various federal, state and, in some instances, local, governmental authorities. See "Item 1A—Risk Factors—Compliance."

        In addition to services described above, Real Estate provides the following services and content through www.RealEstate.com and affiliated websites:

  •
  Free Home Price Checks: an automated valuation tool that allows consumers to estimate the value of properties;

  •
  Real Estate Listings: pictures and listings of homes for sale; and

  •
  HouseWatch: an automated e-mail notification service regarding new home listings as they come on the market.

        Competition.    Real Estate's businesses compete with traditional offline real estate companies, as well as websites that provide online real estate referral services for a fee and websites that offer real estate broker lists without related services and customer support.

  Home Services

        Overview.    Home Services consists primarily of ServiceMagic, a leading online marketplace that connects consumers with pre-screened, customer-rated home service professionals by way of its various patented and patent-pending, proprietary technologies. When consumers submit a home service request through the ServiceMagic marketplace, ServiceMagic matches them with home service professionals from its network of pre-screened, customer-rated home service professionals. ServiceMagic's home service professionals collectively provide coverage for a wide variety of different home service categories, ranging from simple home repairs and maintenance to complete homebuilding and home remodeling projects.

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

Media & Advertising

        Overview.    Media & Advertising consists of IAC Search & Media, formerly known as Ask Jeeves, Inc., a provider of information search and related services, Citysearch, a network of local city guide websites, and Evite, a social planning website. IAC Search & Media:

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

        Ask's primary destination search websites are accessible in the U.S., the U.K. and Spain through www.ask.com, and in Japan through www.ask.jp (a joint venture). Ask operates beta sites in Germany, France, Italy and the Netherlands, each of which is accessible through www.ask.com in the applicable country. These websites utilize proprietary algorithmic search technology to generate search results. Ask-Global seeks to differentiate these websites from other search engines in a number of ways, including by offering the following features:

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

  •
  Smart Answers—in addition to a list of websites likely to offer relevant and authoritative content, Ask in the U.S. and the U.K. display "Smart Search" results in response to many popular query topics, including local business listings and reviews, movies, weather and maps, among others. The Smart Search function delivers the information the user is seeking right on the results page; and

  •
  AskCity—a local search service that combines broad local content from certain IAC and non-IAC companies with a distinctive user interface and intuitive search tools.

        IAC Consumer Applications and Portals.    The IAC Consumer Applications and Portals business offers several free downloadable applications that include search functionality, such as FunWebProducts, which are applications with features that are designed to make online activities more personal, interesting and fun. These features include Smiley Central, which allows users to add emoticons to e-mails and instant messages, Zwinky, which allows users to create avatars to express their persona on the web and design and update profile pages to share with friends, and Popular Screensavers, which allows users to display their own images or videos as screensavers.

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

        IAC Consumer Applications and Portals also operates and manages Evite, which offers a free online invitation service and has listings for restaurants, bars and clubs powered by Citysearch. Evite also hosts a live event database through relationships with leading ticketing and event services, including Ticketmaster, and provides a number of party planning content, features and tools.

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

        Competition.    In its efforts to attract search engine users, syndicate search technologies, distribute downloadable applications and attract partners and advertisers, IAC Search & Media's businesses compete against operators of destination search sites and search-centric portals, search technology and convenience search service providers, online advertising networks and traditional media companies, as most advertisers continue to spend a small portion of their overall advertising budgets on online advertising. IAC Search & Media believes that its ability to compete effectively with other search engines and portals for web traffic and advertisers depends upon, among other things, the relevance and authority of its search results, the ease of use of its search services, the quality of its content, the utility of new and existing features on its websites (and the frequency with which users utilize them), the acceptance of its advertising models and the speed with which it matches others' innovations. Evite competes with a number of online and offline invitation and party planning services, including providers of online greeting cards, web-based invitation services, paper-based invitation services and party planning services, as well as with online and offline social networking services and providers of live event listing information and restaurant, bar and nightlife content.

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

Membership & Subscriptions

  Vacations

        Overview.    Vacations consists of Interval International, or Interval, a leading membership-services company providing timeshare exchange and other value-added programs to its timeshare-owning members and resort developers worldwide. As of December 31, 2006, Interval had established contractual affiliations with more than 2,200 resorts located in 79 countries and provided timeshare exchange services to nearly 1.9 million timeshare owners. Interval's revenues are generated primarily from fees paid by members in connection with exchange and rental transactions and membership fees.

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

        As an upgrade to its basic membership program, for an additional annual fee, exchange members can participate in the Interval Gold Program, a value-added, membership enhancement program. The Interval Gold Program provides exchange members with year-round benefits and services, such as hotel, dining and leisure discounts, a concierge service and access to special exchange options, including golf, spa and cruise exchanges. As of December 31, 2006, approximately 36% of Interval's timeshare exchange members were enrolled in the Interval Gold Program.

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

  Personals

        Overview.    Personals consists primarily of Match.com, as well as uDate.com, Chemistry.com and related brands, all of which offer single adults a private and convenient environment for meeting other singles through their respective websites, as well as through Match.com's affiliated networks. As of December 31, 2006, these brands and their networks serviced approximately 1.3 million paid subscribers, with Match.com operating 30 localized international dating sites in 18 languages.

        Match.com provides users with access to other users' personal profiles and also enables a user interested in meeting another user to send e-mail messages to that user through Match.com's double-blind anonymous e-mail system. E-mail recipients respond depending on their interest in the sender. It is free to post a profile on Match.com and to use any of the searching and matching tools available on the site. Match.com charges a subscription fee to users who wish to initiate, review or respond to e-mails from Match.com subscribers, starting with a single-month term, with discounts for longer term subscriptions. Match.com also offers related premium products and services to its subscribers, including MindFindBind, a web-based program that aims to help Match.com subscribers design a dating action plan.

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

        Competition.    The personals business is very competitive and highly fragmented in the United States and abroad. Primary competitors of the various brands that comprise Personals include numerous online and offline dating and matchmaking services (both free and paid), some of which operate nationwide and some of which operate locally, and the personals sections of newspapers and magazines. In addition to broad-based personals services, the various brands that comprise Personals compete with social networking websites, as well as numerous niche websites and offline personals services that cater to specific demographic groups.

  Discounts

        Overview.    Discounts consists of Entertainment Publications, Inc., or EPI, a marketer of coupon books, discounts, merchant promotions, gift wrap and other products. As of December 31, 2006, EPI served approximately 158 major markets and did business with approximately 65,000 local merchants and national retailers representing approximately 215,000 North American locations. EPI's Entertainment® Book contains discount offers from local and national restaurants and hotels, leading national retailers and other merchants specializing in leisure activities. Information regarding updated offerings is available through EPI's website, www.entertainment.com.

        EPI's Entertainment® Book is typically sold in connection with fund-raising events, with a percentage of the sale proceeds from these events retained by schools, community groups and other non-profit organizations. EPI also markets discount membership and packages in published and online formats to consumers via online commerce, direct marketing, corporate and retail channels. Additionally, EPI offers discounts via a monthly subscription product, Entertainment Rewards®, which provides consumers with online access to print, click-through or code-based discounts at www.entertainmentrewardsclub.com.

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

Employees

        As of December 31, 2006, IAC and its subsidiaries employed approximately 16,000 full-time employees and approximately 4,000 part-time employees across its various businesses. IAC believes that it generally has good employee relationships, including relationships with employees represented by unions or other similar organizations.

Additional Information

        Company Website and Public Filings.    The Company maintains a website at www.iac.com. Neither the information on the Company's website, nor the information on the website of any IAC business, is incorporated by reference in this report, or in any other filings with, or in any information furnished or submitted to, the Securities and Exchange Commission, or the SEC.

        The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

        Code of Ethics.    The Company's code of ethics, which applies to all employees, including all executive officers and senior financial officers (including IAC's Chief Financial Officer and IAC's Controller) and directors, is posted on the Company's website at www.iac.com/newiaccodeofethics.pdf. The code of ethics complies with Item 406 of SEC Regulation S-K and the rules of the Nasdaq National Market. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for IAC's executive officers, directors or senior financial officers, will also be disclosed on IAC's website.

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This Annual Report on Form 10-K contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC's anticipated financial performance, IAC's business prospects and strategy, anticipated trends and prospects in the various industries in which IAC businesses operate, new products, services and related strategies and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

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

Risk Factors

        IAC's business, financial condition and results of operations are subject to certain risks that are described below. The risks and uncertainties described below are not the only ones facing IAC. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair IAC's business, financial condition and results of operations.

Management—IAC depends on its key personnel.

        The future success of IAC will depend upon its continued ability to identify, hire, develop, motivate and retain highly skilled individuals, with the continued contributions of its senior management, particularly Barry Diller, the Chairman and Chief Executive Officer of IAC, being especially critical to IAC's success. If Mr. Diller no longer serves in, or serves in some lesser capacity than, his current role, IAC's business, financial condition and results of operations, as well as the market price of IAC's securities, could be adversely affected. Competition for well qualified employees across IAC's various businesses is intense, and IAC's continued ability to compete effectively depends, in part, upon its ability to attract new employees. While IAC has established programs to attract new employees and provide incentives for and retain existing employees, particularly its senior management, IAC cannot assure you that it will be able to attract new employees or retain the services of Mr. Diller, other members of its senior management or any other key employees in the future. Mr. Diller does not have an employment agreement with IAC, though he owns approximately 5.4 million shares of IAC common stock, and holds options to purchase a substantial number of shares of IAC common stock, 70% of which expire in October 2007.

Control of IAC—Mr. Diller currently controls IAC. If Mr. Diller ceases to control IAC, Liberty Media Corporation may effectively control IAC.

        Subject to the terms of an amended and restated stockholders agreement between Mr. Diller and Liberty, Mr. Diller has an irrevocable proxy to vote shares of IAC common stock and IAC Class B common stock held by Liberty. Accordingly, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of IAC's stockholders (other than with respect to the election by the holders of IAC's common stock of 25% of the members of IAC's Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller's permanent departure from IAC, the irrevocable proxy terminates and, depending upon the capitalization of IAC at such time, Liberty may effectively control the voting power of the capital stock of IAC through its ownership of IAC common stock and IAC Class B common stock. For additional information regarding Mr. Diller's and Liberty's ownership interests in, and voting power with respect to, IAC common stock and IAC Class B common stock, see "Item 1—Business—Equity Ownership and Voting Control."

        In addition, under an amended and restated governance agreement among IAC, Liberty and Mr. Diller, each of Mr. Diller and Liberty generally has the right to consent to limited matters in the event that IAC's ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds 4:1 over a continuous 12-month period. While neither of Mr. Diller nor Liberty may currently exercise this right, no assurances can be given that this right will not be triggered in the future, and if so, that Mr. Diller and Liberty will consent to any of the limited matters at such time, in which case IAC would not be able to engage in transactions or take actions covered by this consent right.

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

Third Party Relationships—IAC businesses depend on their relationships with third party distribution channels, suppliers and advertisers and any adverse changes in these relationships could adversely affect IAC's business, financial condition and results of operations.

        An important component of the success of IAC's various businesses depends on their ability to maintain their existing, as well as build new, relationships with third party distribution channels, suppliers and advertisers, among other parties. Any adverse changes in these relationships could adversely affect IAC's business, financial condition and results of operations.

  Retailing

        Retailing U.S. is dependent upon the pay television operators with whom HSN enters into distribution and affiliation agreements to carry the HSN television network. See "Item 1—Business—Description of Business—Retailing—Retailing U.S.—Television Programming—Pay Television Distribution." Distribution and affiliation agreements with major pay television operators expire from time to time and in some cases, renewals are not agreed upon prior to the expiration of a given agreement and the HSN television network continues to be carried by the relevant pay television operator without an effective affiliation agreement in place. This occurred in the case of certain distribution and affiliation agreements with major pay television operators that expired in 2005 and 2006, and HSN is currently engaged in the renewal and/or negotiation processes with the relevant pay television providers. No assurances can be given that HSN will be able to successfully pursue the renewal of, or negotiate new, distribution and affiliation agreements with pay television providers to carry the HSN television network on acceptable terms, if at all.

        While the cessation of carriage of the HSN television network by a major pay television operator or a significant number of smaller pay television operators could adversely affect IAC's business, financial condition and results of operations, IAC believes that it will be able to continue to successfully manage the distribution process in the future, although certain changes in distribution levels, as well as increases in commission rates and/or other fees payable by HSN for carriage, could occur notwithstanding these efforts.

  Services

        Ticketing.    Ticketing is dependent upon its clients for ticketing supply. Securing tickets depends, in part, on the ability of Ticketing to enter into, maintain and renew client contracts on favorable terms, including its most significant contract, which is with Live Nation, Inc. and expires on December 31, 2008. No assurances can be provided that Ticketing will continue to be able to maintain these client contracts, or enter into or maintain other client contracts, on acceptable terms, if at all, and its failure to do so could adversely affect its business, financial condition and results of operations. In addition, some facilities, promoters and other potential clients elect to distribute some of their tickets through client direct or other new channels. The increased and continued use of client direct and/or new distribution channels by clients could adversely affect the business, financial condition and results of operations of Ticketing. See "Item 1—Business—Description of Business—Services—Ticketing."

        Lending and Real Estate.    The ability of IAC's Lending and Real Estate businesses to provide lending, real estate and related services depends, in significant part, on the quality and pricing of services provided by participating lenders and real estate professionals and access to real estate leads and listings. The failure of a significant number of participating lenders and/or real estate professionals to participate on the exchanges operated by, or otherwise enter into relationships with or provide real estate leads and listings to, IAC's Lending and Real Estate businesses for any reason and/or provide quality services on competitive terms, could adversely affect the business, financial condition and results of operations of these businesses. See "Item 1—Business—Description of Business—Services—Lending" and "—Real Estate."

  Media & Advertising

        A material portion of the revenues of the Media & Advertising sector is derived from advertising. In the case of IAC Search & Media, the substantial majority of its advertising revenues are attributable to a paid listing supply agreement with Google, which expires, unless renewed by mutual agreement, on December 31, 2007. Pursuant to this agreement, paid listings appear on search results generated on Ask websites and the websites of IAC Search & Media's various syndication partners in response to keywords selected by advertisers with which Google has entered into contracts. While IAC believes that, in the absence of the renewal of this paid listing agreement, IAC Search & Media could enter into similar arrangements with alternative paid listing providers, as well as continue to contract with advertisers directly through the introduction of new advertising products and services, no assurances can be given that this will be the case, or if so, that these arrangements will be on equally favorable terms. The failure of IAC Search & Media or any of the other businesses within the Media & Advertising sector to retain existing, or attract new, advertisers and/or distribution partners, as well as generate traffic to their respective websites, could adversely affect the business, financial condition and results of operations of the Media & Advertising sector. See "Item 1—Business—Description of Business—Media & Advertising."

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

Adverse Events and Trends—Adverse events or trends in the various industries in which IAC businesses operate could harm IAC's business, financial condition and results of operations.

        IAC businesses in general are sensitive to trends or events that are outside of IAC's control. Adverse events and trends, including general economic downturns, decreases in consumer spending and borrowing and natural or other disasters, as well as adverse events or trends in the various industries in which IAC businesses operate, among other adverse events and trends, could adversely affect IAC's business, financial condition and results of operations.

  Retailing

        Retailing is dependent upon the continued ability to transmit the HSN television network to broadcast and pay television operators from HSN's satellite uplink facilities. See "Item 1—Business—Description of Business—Retailing—Retailing U.S.—Television Programming—Reach." While HSN has designed business continuity and disaster recovery plans to ensure its continued satellite transmission capability on a temporary basis in the event of inclement weather or a natural or other disaster, the prolonged or permanent interruption of its satellite transmission capability for any reason and/or related costs incurred could adversely affect IAC's business, financial condition and results of operations. In addition, Retailing is dependent upon the continued ability to secure channel capacity and placement for the HSN television network, which is impacted by changing laws, rules and regulations regarding cable television ownership. See "—Changing Laws, Rules and Regulations."

        Retailing is also dependent, in part, upon the ability of its various businesses to predict or respond to changes in consumer preferences and fashion and other trends in a timely manner. Accordingly, these businesses are continuously developing new retail concepts and adjusting product mix in an effort to satisfy customer demand. The failure of the businesses within Retailing to identify and respond to emerging trends that impact their respective businesses could adversely affect IAC's business, financial condition and results of operations.

        The Catalogs business is sensitive to increases in postal rates and paper and printing costs, which increase the costs associated with catalog and promotional mailings and which could adversely impact Retailing's results. Future additional increases in postal rates or in paper or printing costs could reduce the profitability of the Catalogs business to the extent that increases cannot be passed directly to customers or offset by raising selling prices or by implementing mailings that result in increased purchases.

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

        Lending and Real Estate.    The results of IAC's Lending and Real Estate businesses are impacted by fluctuations in interest rates and the effectiveness of hedging activities, as well as the number of homes available and/or listed for sale and the pricing of these homes (which is impacted by construction rates and related costs) and the reactions of consumers, lenders and others to these and other trends in the lending and real estate industries. Generally, increases in interest rates adversely affect the ability of the Lending business to close loans, while adverse economic trends limit the ability of the Lending business to offer certain highly profitable products, such as subprime mortgages. See "Item 1—Business—Description of Business—Lending—Overview," "Item 7—Management's

Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" and "Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk."

  Media & Advertising

        A material portion of the revenues of the Media & Advertising sector is derived from advertising. Accordingly, these businesses are sensitive to general economic downturns and decreases in consumer spending, among other events and trends, which generally result in decreased advertising expenditures, as well as the continued growth and/or acceptance of online advertising as an effective alternative to offline advertising media. In addition, the number of advertisements and paid search results that Media & Advertising businesses deliver depends on the acceptance of new, and the continued and increased acceptance of its existing, advertising models, which could be adversely affected by the introduction of new advertising models by its competitors. Lastly, technologies have been developed, and are likely to continue to be developed, that can block the display of advertisements and paid search results. This technology could reduce the number of advertisements and paid search results that the Media & Advertising businesses can deliver, which could adversely impact the results of Media & Advertising. See "Item 1—Business—Description of Business—Media & Advertising."

  Membership & Subscriptions

        Vacations.    Interval's business depends, in significant part, upon the health of the worldwide timeshare and travel industries. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Also, inclement weather and/or natural disasters may result in the inability to travel to and vacation in certain regions in which Interval's participating resorts operate, as well as significant damage to participating resorts, which would result in a decrease in timeshare accommodations and related travel. In addition, Interval's business is sensitive to travel health concerns, such as avian flu, as well as safety concerns related to terrorism and/or geopolitical conflicts. Accordingly, downturns or weaknesses in the travel industry, as well as inclement weather, natural disasters, health concerns, terrorism and/or geopolitical conflicts could adversely affect IAC's business, financial condition and results of operations.

Marketing—The failure of IAC businesses to attract and retain customers in a cost-effective manner could adversely affect IAC's business, financial condition and results of operations.

        The long-term success of IAC depends on the continued ability of its businesses to attract new visitors to their respective websites and other distribution channels, convert these visitors into paying customers and capture repeat business from existing customers. All of these initiatives involve the expenditure of considerable money and resources for advertising, marketing, infrastructure and other related efforts, including, in the case of some IAC businesses, affiliate programs, which are more cost-effective than traditional marketing and advertising efforts. IAC businesses have spent and expect to continue to spend increasing amounts of money on, and devote greater resources to, these initiatives, which may not be successful or cost-effective. In the case of IAC businesses with affiliate programs, if the number of customers being driven to their websites through affiliates programs were to decrease significantly, sales and marketing costs would increase. In addition, we believe that rates for desirable offline and online marketing and advertising are likely to increase in the foreseeable future. The failure of IAC businesses to attract and acquire new, and retain existing, customers in a cost-effective manner could adversely affect IAC's business, financial condition and results of operations.

Changing Customer Requirements and Industry Standards—IAC businesses may not be able to adapt quickly enough to changing customer requirements and industry standards.

        The e-commerce industry is characterized by evolving industry standards, frequent new service and product introductions and enhancements, and changing customer demands. IAC businesses may not be able to adapt quickly enough and/or in a cost-effective manner to changes in industry standards and customer requirements and preferences, and their failure to do so could adversely affect the business, financial condition and results of operations of IAC. In addition, the continued widespread adoption of new internet or telecommunications technologies and devices or other technological changes could require IAC businesses to modify or adapt their respective services or infrastructures.

        For example, the number of individuals who access the internet through devices other than a personal computer, such as personal digital assistants and mobile telephones, has increased dramatically. The lower resolution, functionality and memory associated with these devices could make the use of services provided by IAC businesses through these devices difficult, and alternative services developed for these devices may not be compelling to users. IAC businesses have limited experience to date in operating versions of their respective services developed or optimized for users of alternative devices and it is difficult to predict the problems that they may encounter in doing so. The modification or adaptation of the services or infrastructures of IAC businesses in response to these developments, as well as to the adoption of other new technologies or technological changes, could require substantial expenditures. The failure of IAC businesses to modify or adapt their respective services or infrastructures in response to these trends could render their existing websites, services and proprietary technologies obsolete, which could adversely affect IAC's business, financial condition and results of operations.

Internet Usage and Online Migration—IAC's future success depends upon the continued and widespread use and acceptance of the internet as a medium for commerce.

        IAC's future success depends on the continued and widespread use and acceptance of the internet as a medium for commerce. While the practice of transacting business online in some of the industries in which IAC businesses operate, such as the retailing industry, is established and continuing to grow, use and acceptance of this practice in some other industries in which IAC businesses operate, such as the lending and real estate industries, are in early stages of development or have only recently begun. A number of factors may inhibit internet use and acceptance by consumers, including general privacy and security concerns regarding their personally identifiable information and activities that diminish their user experience (such as spyware, viruses and spam, among other activities), as well as the acceptance of a new way of conducting business and exchanging information, particularly in the case of

IAC's Lending and Real Estate businesses, where consumers, more so than in other industries in which IAC businesses operate, continue to seek lending and real estate services through traditional offline methods. In addition, IAC businesses with international operations could be adversely impacted if internet usage does not continue to grow, or grows at significantly lower rates than expected, in the various jurisdictions in which these businesses operate or the internet infrastructure in these jurisdictions does not expand quickly enough to meet increased levels of demand. If consumer use and acceptance and growth of online markets does not continue to increase, IAC's business, financial condition and results of operations could be adversely affected.

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

International Presence and Expansion—Some IAC businesses operate in international markets in which they have limited experience and are faced with additional risks. IAC businesses may not be able to successfully expand into new, or further into existing, international markets.

        Some IAC businesses operate in various jurisdictions abroad and may continue to expand their international presence. Some of these businesses have limited experience, and are faced with additional risks, in the international markets in which they operate. In order to achieve widespread acceptance in the countries and markets in which they have a presence, these businesses must continue to successfully tailor their services to the unique customs and cultures of such countries and markets. Learning the customs and cultures of various countries can be difficult and costly and the failure of these businesses to do so could slow their international growth.

        These businesses face, and expect to continue to face, additional risks in the case of their existing and future international operations. These risks include changes in regulatory requirements and limits on its ability to enforce intellectual property rights, exchange rate fluctuations, potential delays in the development of the internet as an advertising and commerce medium in international markets and difficulties in managing operations due to distance, language and cultural differences, including issues associated with establishing management systems and infrastructures, and staffing and managing foreign operations. In addition, for IAC businesses that wish to continue to expand their international presence into new, or further into existing, international markets, their ability to do so will depend, in part, on their ability to identify potential acquisition candidates, joint venture or other partners, and enter into arrangements with these parties on favorable terms. In the case of expansion outside of acquisitions and commercial arrangements with third parties, IAC businesses could face significant barriers to entry in new, and expansion into existing, markets due to, among other concerns, regulatory and legal requirements and competition.

Compliance—The failure of IAC businesses to comply with existing laws, rules and regulations, or to obtain required licenses and rights, could adversely affect IAC's business, financial condition and results of operations.

        The failure of IAC businesses to comply with existing laws, rules and regulations, or to obtain required licenses or rights, could adversely affect IAC's business, financial condition and results of operations. IAC businesses market and provide a broad range of goods and services through a number of different online and offline channels. As a result, IAC businesses are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the U.S. and abroad, which are subject to change at any time. IAC businesses with an online component must comply with laws and regulations applicable to the internet and businesses engaged in online commerce, including those regulating the sending of unsolicited, commercial electronic mail. See also "Privacy."

        For example, IAC businesses conduct marketing activities via the telephone and/or through online marketing channels, which activities are governed by numerous federal and state regulations, such as the Telemarketing Sales Rule, state telemarketing laws and the Can Spam Act, among others. While IAC believes that the practices of its various businesses have been structured in a manner to ensure compliance with these laws and regulations, there can be no assurances that federal or state regulatory authorities would not take a contrary position. The failure of IAC and/or any of its businesses to comply with these laws and regulations could result in fines and/or proceedings against IAC and/or its businesses by governmental agencies and/or consumers, which could adversely affect IAC's business, financial conditions and results of operations.

        Many IAC businesses require licenses from various federal, state and/or local regulatory authorities in order to conduct their respective businesses and operations. For example, HSN must have a broadcast license from the Federal Communications Commission in order to broadcast its programming. In the case of IAC's Lending and Real Estate businesses, most states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans to residents of those states, as well as to operate real estate referral and brokerage services. No assurances can be given that any of the licenses or rights currently held by IAC businesses will not be revoked prior to, or will be renewed upon, their expiration. In addition, no assurances can be given that IAC businesses will be granted new licenses or rights for which they may be required to apply from time to time in the future.

        Many IAC businesses are also subject to various state, federal and/or local laws, rules and regulations that regulate the amount and nature of fees that may be charged for their products and services and incentives, such as rebates, that may be offered to consumers, as well as the manner in which they may offer, advertise or promote their products or services. For example, in the case of IAC's Lending and Real Estate businesses, federal law, such as the Real Estate Settlement Procedures Act, or RESPA, generally prohibits the payment or receipt of referral fees and fee shares or splits in connection with residential mortgage loan transactions, subject to certain exceptions. The applicability of referral fee and fee sharing prohibitions to lenders, including online exchanges, and real estate services and related initiatives, may have the effect of reducing the types and amounts of fees that may be charged or paid in connection with real estate-secured loan products, including mortgage brokerage, lending and real estate brokerage services. Although IAC believes that its mortgage, lending and real estate referral operations have been structured in such a way so as to comply with RESPA, there can be no assurances that the relevant regulatory agency will not take a contrary position.

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

        Unfavorable changes in existing, or the promulgation of new, laws, rules and regulations applicable to IAC and its businesses, including those relating to the internet, online commerce, the regulation of adware and other downloadable applications, cable, broadcast, broadband and telephony services, consumer protection and privacy, including requirements for criminal background checks for subscribers to online dating services, and sales, use, value-added and other taxes, could decrease demand for products and services, increase costs and/or subject IAC to additional liabilities, which could adversely affect its business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet, online commerce and cable, broadcast, broadband and telephony services, which may relate to carriage and distribution of online content over broadband networks, liability for information retrieved from or transmitted over the internet, user privacy, taxation and the quality of products and services.

        The advent of digital cable has resulted in increased channel capacity, which has encouraged, and could continue to encourage, competitors to enter the marketplace. This development, coupled with changing laws, rules and regulations and legal uncertainties, could adversely affect the ability of HSN to secure channel capacity and placement for the HSN television network. For example, the Federal Communications Commission is considering the adoption of modified cable television ownership rules and limits that could result in individual cable operators acquiring control over larger segments of U.S. cable customers and channels, in which case, HSN could be required to negotiate with fewer cable operators that would control larger portions of the market for the terms of and opportunity to secure channel capacity and placement. No assurances can be given that HSN will be able to secure channel capacity and/or placement for the HSN television network on attractive terms and its failure to do so could adversely affect IAC's business, financial condition and results of operations.

        Broadband network operators are no longer subject to common carrier regulations, which prohibit the discriminatory operation of communications networks. Broadband network discrimination involves the interference by broadband network operators with customer access to, and the distribution of content and provision of services over, the internet, all of which involve the access and use of their networks. Interference with customer access to the internet could result in the loss of existing customers and impair the ability of IAC's various businesses to attract new customers. In addition, if broadband network operators were to charge third parties for distribution and carriage over their networks, this would result in increased costs for IAC's various businesses, which could adversely affect IAC's business, financial condition and results of operations. The U.S. Congress is currently considering legislation to prohibit broadband network discrimination.

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

        Lastly, some IAC businesses have structured their business, operations and relationships with third parties in ways to ensure compliance with various state, federal and/or local laws, rules and regulations that regulate the amount and nature of fees that may be charged for their products or services. For example, Ticketmaster has structured its business, operations and client relationships in ways to ensure compliance with certain state and local regulations in several states that establish maximum charges on sales of tickets. Other legislation that could further regulate convenience charges, order-processing, transaction and other fees is introduced from time to time in federal, state and local legislative bodies in the United States and abroad. Ticketmaster is also advocating changes in various state and local laws to make them less restrictive so that Ticketmaster can participate more fully in making tickets available for resale. Changes in existing, or the promulgation of new, laws, rules and regulations of this nature could require Ticketmaster to change certain aspects of its business, operations and client relationships to ensure compliance. Ticketmaster is unable to predict whether any such legislation will be adopted and, if so, the effect on its business and results of operations.

        Similarly, HSN is continually engaged in the sale of third party products. While IAC believes that HSN has structured its business, operations and vendor relationships in ways to ensure compliance with federal, state and local laws, there is no guarantee that HSN would not be held liable for the product claims or other activities that occur during the HSN broadcasts.

Privacy—The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

        In the processing of consumer transactions, IAC businesses receive, transmit and store a large volume of personally identifiable information, the sharing, use, disclosure and protection of which is governed by the respective privacy and data security policies maintained by each of these businesses. Moreover, there are federal, state and international laws regarding privacy and the sharing, use, disclosure and protection of user data, and personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. There are currently pending several bills in the U.S. Congress, which if passed could impose more onerous requirements on IAC businesses regarding the manner in which certain personally identifiable information will need to be stored. IAC businesses could be adversely affected if legislation or regulations are expanded to require changes in their business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect their business, financial condition and results of operations. As privacy and data protection have become more sensitive issues, IAC businesses may also become exposed to potential liabilities as a result of differing views on the privacy of consumer data collected by these businesses. The failure of IAC and/or any of its businesses to comply with applicable privacy policies or federal, state or similar international laws and regulations could result in fines and/or proceedings against IAC and/or its businesses by governmental agencies and/or consumers, which could adversely affect IAC's business, financial condition and results of operations. The failure of IAC and/or its businesses to properly maintain the security of data they collect and maintain could also result in fines and/or proceedings against IAC and/or its businesses by governmental agencies and/or in private actions by consumers with potential adverse consequences.

Intellectual Property—IAC and its businesses may fail to adequately protect their intellectual property rights or may be accused of infringing intellectual property rights of third parties.

        IAC and its businesses may fail to adequately protect their intellectual property rights or may be accused of infringing intellectual property rights of third parties. IAC and its businesses regard their intellectual property rights, including their patents, service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property, as critical to IAC's success. IAC businesses also rely heavily upon software codes, informational databases and other components that make up their products and services.

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

        IAC and its businesses have generally registered and continue to apply to register, or secure by contract when appropriate, their respective trademarks and service marks as they are developed and used, and reserve and register domain names as they deem appropriate. While IAC and its businesses vigorously protect their respective trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. The failure of IAC and its businesses to protect their intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names and limit the ability of IAC and its businesses to control marketing on or through the internet using their various domain names, which could adversely affect IAC's business, financial condition and results of operations.

        Some IAC businesses have been granted United States patents and/or have patent applications pending with the United States Patent and Trademark Office for various proprietary technologies and other inventions. IAC and its businesses generally seek to apply for patents or for other appropriate statutory protection when they develop valuable new or improved proprietary technologies or inventions are identified, and will continue to consider the appropriateness of filing for patents to protect future proprietary technologies and inventions as circumstances may warrant. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, no assurances can be given that any patent application filed by IAC and/or its businesses will result in a patent being issued, or that any existing or future patents will afford adequate protection against competitors with similar technology. In addition, no assurances can be given that third parties will not create new products or methods that achieve similar result without infringing upon patents owned by IAC and its businesses.

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

Maintenance of Systems and Infrastructure—The success of IAC depends, in part, on the integrity of its systems and infrastructure. System interruption and the lack of integration and redundancy in IAC's information systems may affect its businesses.

        The success of IAC depends, in part, on its ability to maintain the integrity of its systems and infrastructure. System interruption and the lack of integration and redundancy in the information systems of IAC businesses may adversely affect these businesses. IAC businesses may experience occasional system interruptions that make some or all of their respective systems or data unavailable or prevent these businesses from efficiently fulfilling orders or providing services. IAC businesses also rely on affiliate and third party computer systems and service providers to facilitate and process a portion of their transactions. Any interruptions, outages or delays in the systems of IAC, its affiliates and/or third party providers, or a deterioration in the performance of these systems, could impair the ability of IAC businesses to process transactions and the related quality of service. Fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt computer or communications systems at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent IAC businesses from providing services to third parties. While IAC businesses have backup systems for certain aspects of their operations, the systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, IAC and its businesses may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could damage the reputation of IAC and its businesses and be costly to remedy.

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

        IAC leases approximately 45,550 square feet for its principal executive offices at Carnegie Hall Tower, 152 West 57th Street, New York, New York, which lease expires on April 30, 2007. As of the date of this report, the construction of IAC's new corporate headquarters at 527-37 West 18th Street and 540 West 19th Street, New York, New York, which is approximately 202,500 square feet, had been substantially completed.

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

Item 3.    Legal Proceedings

        In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, personal injury, contract, intellectual property and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.

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

Securities Class Action Litigation against IAC

        As previously disclosed in a number of the Company's filings on SEC Forms 10-K and 10-Q, beginning on September 20, 2004, twelve purported shareholder class actions were commenced in the United States District Court for the Southern District of New York against IAC and certain of its officers and directors, alleging violations of the federal securities laws. These cases arose out of the Company's August 4, 2004 announcement of its earnings for the second quarter of 2004 and generally alleged that the value of the Company's stock was artificially inflated by pre-announcement statements about its financial results and forecasts that were false and misleading due to the defendants' alleged failure to disclose various problems faced by the Company's travel businesses (which in 2005 were spun off into a separate public company, Expedia, Inc.). On December 20, 2004, the district court consolidated the twelve lawsuits, appointed co-lead plaintiffs, and designated co-lead plaintiffs' counsel. See In re IAC/InterActiveCorp Securities Litigation, No. 04-CV-7447 (S.D.N.Y.).

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

        On May 20, 2005, the plaintiffs in the federal securities class action filed a consolidated amended complaint. Like its twelve predecessors, the amended complaint generally alleges that the value of the Company's stock was artificially inflated by pre-announcement statements about the Company's financial results and forecasts that were false and misleading due to the defendants' alleged failure to disclose various problems faced by the Company's then travel businesses. The plaintiffs seek to represent a class of shareholders who purchased IAC common stock between March 31, 2003 and August 3, 2004. The defendants are IAC and fourteen current or former officers or directors of the Company or its former Expedia travel business. The complaint purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, as well as Sections 11 and 15 of the Securities Act of 1933, and seeks damages in an unspecified amount.

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

        On September 15, 2005, IAC and the other defendants filed motions to dismiss both the securities class action and the shareholder derivative suits. On November 30, 2005, the plaintiffs filed their opposition to the motions. On January 6, 2006, the defendants filed reply papers in further support of the motions. On October 12, 2006, the court heard oral argument on the motions. Both motions to dismiss remain pending.

        The Company believes that the claims in the class action and the derivative suits lack merit and will continue to defend vigorously against them.

Consumer Class Action Litigation against Ticketmaster

        Illinois.    As previously disclosed in a number of the Company's filings on SEC Forms 10-K and 10-Q, on November 22, 2002, a purported nationwide class action was filed in Illinois state court, challenging Ticketmaster's charges to customers for UPS ticket delivery. See Mitchell B. Zaveduk, Individually and as the Representative of a Class of Similarly Situated Persons v. Ticketmaster et al., No. 02-CH-21148 (Circuit Court, Cook County). The lawsuit alleges in essence that it is unlawful for Ticketmaster not to disclose that the fee it charges to customers to have their tickets delivered by UPS contains a profit component. The complaint asserted claims for violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and for unjust enrichment and sought restitution to the purported class of the difference between what Ticketmaster charged for UPS delivery and what it paid for that service.

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

        On November 9, 2006, the plaintiff filed a motion for class certification, which Ticketmaster opposed on December 14, 2006. On February 2, 2007, the court, after hearing oral argument, issued an order denying the motion for class certification.

        California.    As previously disclosed in a number of the Company's filings on SEC Forms 10-K and 10-Q, on October 21, 2003, a purported representative action was filed in California state court, challenging Ticketmaster's charges to online customers for UPS ticket delivery. See Curt Schlessinger et al. v. Ticketmaster, No. BC304565 (Superior Court, Los Angeles County). Similar to the Illinois case, this lawsuit alleges in essence that it is unlawful for Ticketmaster not to disclose on its website that the fee it charges to online customers to have their tickets delivered by UPS contains a profit component. The complaint asserted a claim for violation of Section 17200 of the California Business and Professions Code and, like the Illinois case, sought restitution or disgorgement of the difference between the total UPS-delivery fees charged by Ticketmaster in connection with online ticket sales and the amount it paid to UPS for that service.

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

        On September 1, 2005, in light of the newly pleaded claim based upon order-processing fees, Ticketmaster removed the case to federal court pursuant to the recently enacted federal Class Action Fairness Act. See Curt Schlessinger et al. v. Ticketmaster, No. 05-CV-6515 (U.S. District Court, Central District of California). On October 3, 2005, the plaintiffs filed a motion to remand the case to state court, which Ticketmaster opposed. On March 23, 2006, the federal district court issued an order granting the plaintiffs' motion to remand the case to state court. On April 4, 2006, Ticketmaster filed a petition for leave to appeal the district court's order to the United States Court of Appeals for the Ninth Circuit, which the plaintiffs opposed. On May 25, 2006, the federal court of appeals issued an order denying Ticketmaster's petition; as a result, the case was remanded to state court.

        On August 14, 2006, the plaintiffs filed a motion for class certification, which Ticketmaster opposed. On September 25, 2006, Ticketmaster filed a motion for judgment on the pleadings, which the plaintiffs opposed. On November 21, 2006, Ticketmaster requested that the court stay the case pending the California Supreme Court's decisions in two cases (In re Tobacco II Cases, 142 Cal. App. 4th 891, and Pfizer Inc. v. Superior Court (Galfano), 141 Cal. App. 4th 290) that present issues concerning the interpretation of Proposition 64 that are directly pertinent to both of the pending motions. The plaintiffs opposed Ticketmaster's request. On November 29, 2006, the court ordered that the case be stayed.

        The Company believes that the claims in both the Illinois and the California lawsuits lack merit and will continue to defend vigorously against them.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of any of the Company's security holders during the fourth quarter of 2006.

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

	High	Low
Year Ended December 31, 2007
First Quarter (through February 28, 2007)	$40.99	$36.87
Year Ended December 31, 2006
Fourth Quarter	$38.66	$28.25
Third Quarter	29.28	23.62
Second Quarter	31.12	23.54
First Quarter	31.50	26.95
Year Ended December 31, 2005
Fourth Quarter	$29.36	$24.71
Third Quarter(1)	30.82	23.49
Second Quarter(1)	29.17	23.25
First Quarter(1)	30.95	23.32

(1)
High and low sales prices per share of IAC common stock for dates prior to August 9, 2005 have been adjusted to reflect the impact of the one-for-two reverse stock split of IAC's common stock and Class B common stock and the Spin-Off, both of which were completed on August 9, 2005. The adjusted stock prices were determined using the historical prices (pre-adjustment) divided by 0.90036, which factor is equal to the value of $25.30 (the closing price on August 8, 2005 of IAC common stock) divided by $28.10 (the closing price on August 8, 2005 of IAC common stock trading on a when issued basis).

        As of February 28, 2007, there were approximately 1,700 holders of record of the Company's common stock and the closing price of IAC common stock was $39.20. Because many of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial shareholders represented by these record holders.

        As of February 28, 2007, there were six holders of record of the Company's Class B common stock. IAC has paid no cash dividends on its common stock or Class B common stock to date and does not anticipate paying cash dividends on its common stock or Class B common stock in the immediate future.

        During the quarter ended December 31, 2006, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

        The following table reports purchases by the Company of its common stock on a trade date basis during the quarter ended December 31, 2006:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)(4)
October 2006	—	—	—	68,839,293
November 2006	—	—	—	68,839,293
December 2006	2,438,944	37.11	2,438,944	66,400,349

Total	2,438,944	37.11	2,438,944	66,400,349

(1)
Reflects the weighted average price paid per share of IAC common stock.

(2)
Reflects repurchases made pursuant to a repurchase authorization previously announced in February 2006.

(3)
On October 31, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 60 million shares in addition to the approximately 8.8 million shares then remaining under the February 2006 authorization. IAC may purchase shares pursuant to the October 2006 authorization over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

(4)
IAC repurchased an additional 7.6 million shares of IAC common stock from January 1, 2007 to February 2, 2007 for aggregate consideration of $288.2 million. Approximately 58.8 million shares remained under the February 2006 authorization as of February 2, 2007.

Item 6.    Selected Financial Data

        The following table presents selected historical financial data of IAC for each of the years in the five-year period ended December 31, 2006. This data was derived from IAC's audited consolidated financial statements and reflects the operations and financial position of IAC at the dates and for the periods indicated. The information in this table should be read in conjunction with the financial statements and accompanying notes and other financial data pertaining to IAC included herein.

	Year Ended December 31,
	2006(1)	2005(2)(3)	2004(4)(5)	2003(6)	2002(7)(8)
	(Dollars in Thousands, Except Per Share Data)
Statement of Operations Data:
Net revenue	$6,277,638	$5,416,506	$3,911,050	$3,547,007	$2,745,097
Operating income (loss)	253,371	340,978	160,605	136,709	(4,044)
Earnings (loss) from continuing operations before cumulative effect of accounting change	174,789	596,356	227,998	9,812	(39,144)
Earnings before cumulative effect of accounting change	192,635	876,150	164,861	167,396	2,414,492
Net earnings available to common shareholders	192,635	868,212	151,808	154,341	1,941,344
Basic earnings (loss) per common share from continuing operations before cumulative effect of accounting change available to common shareholders(9)	0.57	1.79	0.62	(0.01)	(0.24)
Diluted earnings (loss) per common share from continuing operations before cumulative effect of accounting change available to common shareholders(9)	0.55	1.68	0.58	(0.01)	(0.24)
Basic earnings per common share before cumulative effect of accounting change available to common shareholders(9)	0.63	2.64	0.44	0.51	11.27
Diluted earnings per common share before cumulative effect of accounting change available to common shareholders(9)	0.60	2.46	0.41	0.51	11.27
Basic earnings per common share available to common shareholders(9)	0.63	2.64	0.44	0.51	9.11
Diluted earnings per common share available to common shareholders(9)	0.60	2.46	0.41	0.51	9.11
Balance Sheet Data (end of period):
Working capital	$1,559,148	$1,936,188	$2,395,397	$2,700,604	$3,445,015
Total assets	13,194,423	13,917,765	22,398,865	21,568,455	15,640,859
Long-term obligations, net of current maturities	857,103	959,410	796,715	1,117,826	1,211,145
Minority interest	24,881	5,514	20,639	(4,505)	461,538
Shareholders' equity	8,768,993	9,230,828	14,605,304	14,415,585	7,931,463
Other Data:
Net cash provided by (used in):
Operating activities attributable to continuing operations	$814,342	$(82,498)	$473,069	$595,901	$324,124
Investing activities attributable to continuing operations	487,403	2,104,029	(1,091,300)	(1,051,754)	707,183
Financing activities attributable to continuing operations	(893,211)	(2,703,186)	(259,775)	(525,273)	611,462
Discontinued operations	700	696,185	1,112,577	(167,698)	(51,573)
Effect of exchange rate changes	31,826	(27,148)	5,510	14,588	10,481

(1)
Net earnings available to common shareholders includes an impairment charge of $214.5 million related to a write-down of Discounts' goodwill and intangible assets that resulted from the Company's annual impairment review under Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS No. 142"). Net earnings available to common shareholders also includes an after-tax gain of $9.6 million related to the sale of PRC, IAC's Teleservices subsidiary. The results of PRC have been presented as discontinued operations for all periods presented.

(2)
Includes the results of Cornerstone Brands, Inc. and IAC Search & Media, Inc. (formerly, Ask Jeeves, Inc.) since their acquisitions by IAC on April 1, 2005 and July 19, 2005, respectively.

(3)
Net earnings available to common shareholders includes an after-tax gain of $322.1 million related to the sale of IAC's common and preferred interests in VUE to NBC Universal, an after-tax gain of $70.2 million related to the sale of EUVÍA and an after-tax increase in non-cash compensation expense of $49.0 million related to the treatment of vested stock options in connection with the Spin-Off. Net earnings available to common shareholders also includes an after-tax reduction in non-cash compensation expense of $3.5 million included in earnings from continuing operations and $22.0 million included in discontinued operations related to the cumulative effect of a change in IAC's estimate related to the number of stock-based awards that were expected to vest.

(4)
Includes the results of TripAdvisor, ServiceMagic and Home Loan Center since their acquisitions by IAC on April 27, 2004, September 1, 2004 and December 14, 2004, respectively. The results of TripAdvisor have been presented as discontinued operations for all periods presented.

(5)
Net earnings available to common shareholders includes an impairment charge of $184.8 million related to a write-down of Teleservices goodwill that resulted from the Company's annual impairment review under SFAS No. 142.

(6)
Includes the results of Entertainment Publications, Inc., LendingTree, LLC and Hotwire, Inc. since their acquisitions by IAC on March 25, 2003, August 8, 2003 and November 5, 2003, respectively. The results of Hotwire, Inc. have been presented as discontinued operations for all periods presented.

(7)
In connection with IAC's acquisition of a controlling interest in Expedia.com, IAC issued approximately 13.1 million shares of Series A Cumulative Convertible Preferred Stock with a $50 face value ($656 million aggregate value) and a 1.99% annual dividend rate and which were convertible at any time into IAC common stock at an initial conversion price of $67.50. In connection with the Spin-Off and the one-for-two reverse stock split, all but 846 shares of the preferred stock were redeemed for an aggregate amount of $655.7 million, and the remaining shares of preferred stock were exchanged for a like number of Series B Cumulative Convertible Preferred Stock with a face value of $27.77 and a 1.99% annual dividend rate and which are convertible at any time into IAC common stock at an initial conversion price of $37.48 and shares of Expedia preferred stock.

(8)
Net earnings available to common shareholders includes an after-tax gain of $2.4 billion related to the contribution of the USA Entertainment Group to VUE and an after-tax expense of $461.4 million related to the cumulative effect of adoption as of January 1, 2002 of SFAS No. 142. Also includes the results of Interval since its acquisition by IAC on September 24, 2002.

(9)
On August 9, 2005, IAC effected a one-for-two reverse stock split of its common stock and its Class B common stock. Accordingly, all prior period earnings (loss) per common share data and shares outstanding were adjusted to reflect the one-for-two-reverse stock split.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT OVERVIEW

        IAC operates leading and diversified businesses in sectors being transformed by the internet, online and offline...our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. Our operating businesses provide products and services through a diversified portfolio of specialized and global brands and are organized into the following sectors:

  •
  Retailing, which includes the U.S. and International reporting segments;

  •
  Services, which includes the Ticketing, Lending, Real Estate and Home Services reporting segments;

  •
  Media & Advertising; and

  •
  Membership & Subscriptions, which includes the Vacations, Personals and Discounts reporting segments.

        IAC businesses enable billions of dollars of consumer-direct transactions and advertising for products and services via interactive distribution channels. All references to "IAC," the "Company" "we," "our" or "us" in this report are to IAC/InterActiveCorp.

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

        During the second quarter of 2005, the Company sold its 48.6% ownership in EUVÍA and TV Travel Shop ceased operations. During the second quarter of 2006, Quiz TV Limited, which was previously reported in our Emerging Businesses group, ceased operations. Additionally, during the fourth quarter of 2006, PRC, IAC's Teleservices subsidiary, was sold and iBuy, which was also previously reported in IAC's Emerging Businesses group, was classified as held for sale.

        Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include Expedia through August 8, 2005, EUVÍA through June 2, 2005 and PRC through November 28, 2006. TV Travel Shop, Quiz TV Limited and iBuy are presented as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented. PRC is presented as a discontinued operation in the accompanying consolidated balance sheet at December 31, 2005.

        Set forth below are the contributions made by our various sectors, our emerging businesses and corporate expenses to consolidated revenue, operating income (loss) and Operating Income Before

Amortization (as defined in IAC's Principles of Financial Reporting) for the years ended December 31, 2006, 2005 and 2004 (rounding differences may occur):

	Years ended December 31,
	2006	Percentage of total	2005	Percentage of total	2004	Percentage of total
	(Dollars in millions)
Revenue:
Retailing	$3,291.6	52%	$3,050.9	56%	$2,247.9	57%
Services	1,634.7	26%	1,416.5	26%	964.9	25%
Media & Advertising	544.2	9%	213.5	4%	30.5	1%
Membership & Subscriptions	805.5	13%	739.8	14%	671.5	17%
Emerging Businesses	7.5	0%	0.9	0%	—	0%
Intersegment eliminations	(6.0)	0%	(5.1)	0%	(3.7)	0%

Total	$6,277.6	100%	$5,416.5	100%	$3,911.0	100%

	Years ended December 31,
	2006	Percentage of total	2005	Percentage of total	2004	Percentage of total
	(Dollars in millions)
Operating Income (Loss):
Retailing	$231.7	91%	$221.1	65%	$144.7	90%
Services	269.4	106%	224.6	66%	128.1	80%
Media & Advertising	(6.0)	(2)%	7.7	2%	(47.1)	(29)%
Membership & Subscriptions	(47.2)	(19)%	140.8	41%	97.9	61%
Emerging Businesses	(21.0)	(8)%	(12.7)	(4)%	(8.4)	(5)%
Corporate and other	(173.4)	(68)%	(240.6)	(71)%	(154.6)	(96)%

Total	$253.4	100%	$341.0	100%	$160.6	100%

	Years ended December 31,
	2006	Percentage of total	2005	Percentage of total	2004	Percentage of total
	(Dollars in millions)
Operating Income Before Amortization:
Retailing	$273.3	36%	$282.3	42%	$199.0	48%
Services	322.9	43%	293.9	44%	186.0	45%
Media & Advertising	58.3	8%	30.5	5%	(13.3)	(3)%
Membership & Subscriptions	202.0	27%	176.2	26%	139.8	33%
Emerging Businesses	(15.9)	(2)%	(12.1)	(2)%	(4.5)	(1)%
Corporate and other	(85.4)	(11)%	(105.7)	(16)%	(89.4)	(21)%

Total	$755.3	100%	$665.0	100%	$417.6	100%

Sources of Revenue

        For the years ended December 31, 2006, 2005 and 2004, the Retailing and Services sectors were our largest financial contributors. In Retailing, the majority of our revenue, operating income and Operating Income Before Amortization are derived from the sale of merchandise promoted through our television programming, in catalogs, via telephone and via the internet. We take ownership of and maintain inventory of most of the products we sell through the Retailing sector.

        Our Ticketing segment was the largest financial contributor to our Services sector for the years ended December 31, 2006, 2005 and 2004. Our Ticketing business is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell these tickets through a combination of websites, telephone services and ticket outlets.

        The results of our Lending, Real Estate and Home Services segments are also reflected in our Services sector. Our Lending and Real Estate businesses generally are compensated on a fee basis by the lenders, real estate brokers and agents who participate in our online exchange services, with direct lending operations principally deriving revenue from the origination and sale in the secondary markets of various residential real estate loans. The origination and sale of various residential real estate loans occurs under two brand names, LendingTree Loans and Home Loan Center, whose brand names are collectively referred to in this report as "LendingTree Loans." Our Home Services business is generally compensated on a fee basis by home service providers who participate in our services.

        Our Media & Advertising businesses offer information and services via the internet and are compensated directly and indirectly by advertisers generally based on performance and volume related measures.

        The results of our Vacations, Personals and Discounts segments are reflected in our Membership & Subscriptions sector. The revenue of our Vacations business is generated primarily from fees paid by members in connection with exchange and rental transactions and membership fees. Our Personals business offers subscription membership services. The revenue of our Discounts business is generated from the sale of coupon books, discount offers and merchant promotions, as well as discount memberships and packages in published and online formats.

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

        We also pay to market and distribute our services on third party distribution channels, such as internet portals and search engines. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These distribution channels might also offer their own products and services, as well as those of other third parties, that compete with those made available and offered by our businesses.

        The cost of acquiring new customers through online and offline third party distribution channels has increased, particularly in the case of online channels as internet commerce continues to grow and competition in the segments in which IAC's businesses operate increases. Also, we continue to increase emphasis on retaining current customers. As a result, we expect sales and marketing expense as a percentage of revenue to continue to increase. While sales and marketing expense as a percentage of revenue increased to approximately 21% in 2006 from approximately 19% in 2005 and 17% in 2004, Operating Income Before Amortization margin has remained relatively flat at 12% in 2006 and 2005 from 11% in 2004.

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

International Operations

        We continue to seek to expand the presence of certain of our brands and businesses abroad, particularly in Europe, and to a lesser extent in Asia, given the large consumer marketplace for the goods and services that our brands and businesses offer. Although newer foreign markets generally lag the U.S. in online adoption, we believe they generally exhibit similar characteristics of the U.S. in regards to customer acceptance of an online marketplace. As a percentage of total IAC revenue (which excludes revenue related to discontinued operations), international operations represented approximately 14% in both 2006 and 2005, and 16% in 2004. International revenue grew approximately 12% in 2006 from 2005, and the flat international revenue as a percentage of total IAC revenue is due to domestic revenue growing at an even faster rate during this time period.

Economic and Other Trends and Events; Industry Specific Factors

        Most of IAC's businesses are sensitive to the rate at which the purchase of products and services migrate online, as online transactions are generally processed with little or no incremental cost as compared to offline sales, thereby favorably impacting results. Historically, revenues have generally been more meaningfully impacted by the rate of online migration than by the rate at which the related industry grew. However, as our businesses have become larger, we are increasingly exposed to industry trends. See "Item 1A-Risk Factors" for further discussion on trends in the various industries in which our businesses operate.

Results of Operations for the Years Ended December 31, 2006, 2005 and 2004

IAC Consolidated Results

Revenue

        Revenue in 2006 increased $861.1 million, or 16%, from 2005 primarily as a result of revenue increases of $330.8 million, or 155%, from the Media & Advertising sector, $240.7 million, or 8%, from the Retailing sector, $218.2 million, or 15%, from the Services sector and $65.7 million, or 9%, from the Membership & Subscriptions sector. The revenue growth from the Media & Advertising sector was driven primarily by the acquisition of IAC Search & Media on July 19, 2005. The increase from the Retailing sector was driven primarily by the acquisitions of Cornerstone Brands on April 1, 2005 and Shoebuy on February 3, 2006, partially offset by lower sales at Retailing International. Revenue at HSN was relatively flat in 2006. The growth in the Services sector was driven by higher domestic concert ticket sales and continued international strength at our Ticketing segment as well as growth at the Lending segment. The contribution from the Membership & Subscriptions sector benefited from worldwide growth in subscribers of 7% at Personals.

        Revenue in 2005 increased $1.5 billion, or 38%, from 2004 as a result of revenue increases of $803.0 million, or 36%, from the Retailing sector, $451.6 million, or 47%, from the Services sector, $183.0 million, or 601%, from the Media & Advertising sector and $68.3 million, or 10%, from the Membership & Subscriptions sector. The revenue growth from the Retailing and Media & Advertising sectors were driven primarily by the acquisition of Cornerstone Brands and the acquisition of IAC Search & Media, respectively. The increase in the Services sector was driven by significant growth at the Lending segment, particularly from closing loans in its own name, along with growth in the Lending exchange, as well as strong domestic concert and sporting event ticket sales and further international expansion at our Ticketing segment. The growth in Membership & Subscriptions was led by Personals, which increased worldwide subscribers by 21%.

        Additional revenue information is provided below on pages 46 through 55 by sector and segment.

Gross profit

	Years ended December 31,
	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Gross profit	$3,056,408	20%	$2,553,935	47%	$1,737,140
As a percentage of total revenue	49%	154 bp	47%	273 bp	44%

        Gross profit in 2006 increased from 2005 primarily reflecting the IAC Search & Media and Cornerstone Brands acquisitions. Gross margins increased to 49% in 2006 from 47% in 2005 reflecting higher margins across all segments in the Membership & Subscriptions sector, partially offset by lower margins at the Media & Advertising sector and Lending.

        Gross profit in 2005 increased from 2004 reflecting improved results at the Retailing sector, which were primarily driven by the acquisition of Cornerstone Brands, and the Services sector, which were primarily driven by the Lending and Ticketing results. The increase in gross profit also reflects the acquisition of IAC Search & Media and, to a lesser extent, improved results in the Membership & Subscriptions sector driven by the growth in Personals. Gross margins increased to 47% in 2005 from 44% in 2004 primarily reflecting higher margins in the Media & Advertising, Services and Membership & Subscriptions sectors.

Selling and marketing expense

	Years ended December 31,
	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Selling and marketing expense	$1,311,910	29%	$1,020,614	58%	$647,445
As a percentage of total revenue	21%	206 bp	19%	229 bp	17%

        Selling and marketing expense in 2006 increased from 2005 primarily reflecting the impact of the inclusion of IAC Search & Media and Cornerstone Brands, and increases in marketing spending at Lending and Personals. The Lending segment experienced increased marketing expense to drive lead volume in more difficult mortgage market conditions while the Personals segment experienced increased marketing expense relating primarily to its international marketing campaign in 2006.

        Selling and marketing expense in 2005 increased from 2004 primarily reflecting the impact of the Cornerstone Brands acquisition, increases at Lending and the impact of the IAC Search & Media acquisition. The Lending segment experienced increased selling and marketing expense in order to build its brands through on-line and direct consumer advertising mediums. In addition, Personals experienced higher selling and marketing expenses relating primarily to its offline marketing campaigns in 2005.

General and administrative expense

	Years ended December 31,
	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
General and administrative expense	$786,864	4%	$759,341	43%	$530,099
As a percentage of total revenue	13%	(148) bp	14%	47 bp	14%

        General and administrative expense in 2006 increased from 2005 primarily due to the inclusion of a full year of results of IAC Search & Media and Cornerstone Brands, as well as the results of Shoebuy in 2006. General and administrative expense also reflects increased employee related costs at several operating segments, mainly at Ticketing and Lending, due in part to increases in headcount resulting from growth in these businesses. Partially offsetting these factors are a decrease of $46.6 million in non-cash compensation expense, the absence of approximately $15.2 million of Spin-Off related expenses in 2006, favorable settlements of lawsuits, the reduction of litigation reserves and lower professional fees. The decrease in non-cash compensation expense is primarily due to a $67.0 million charge in 2005 related to the modification of vested stock options in connection with the Spin-Off, partially offset by an increase during 2006 in non-cash compensation expense associated with unvested stock options assumed in the IAC Search & Media and Cornerstone Brands acquisitions as well as expense associated with equity grants and modifications. Non-cash compensation expense related to equity awards assumed in acquisitions is recorded over the remaining vesting period of the equity awards and therefore will decline over time as the awards vest. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore has not restated results for the prior periods. There was no impact to the amount of stock-based compensation recorded in the consolidated statement of operations for the year ended December 31, 2006 as a result of adopting SFAS 123R. The Company has been recognizing expense for all stock-based grants since August 9, 2005, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") due to the modification resulting from the Spin-Off. The majority of IAC's stock-based compensation expense is reflected in general and administrative expense. As of December 31, 2006, there was approximately $265.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 3.1 years.

        General and administrative expense in 2005 increased from 2004 primarily due to the inclusion of non-cash compensation expense of $124.2 million and $62.0 million, respectively. The increase in non-cash compensation expense in 2005 is primarily due to a $67.0 million charge related to the modification of vested stock options in connection with the Spin-Off and, to a lesser degree, non-cash compensation expense related to unvested stock options and restricted stock assumed in the IAC Search & Media and Cornerstone Brands acquisitions. These increases were partially offset by a reduction in non-cash compensation expense of $5.5 million due to the cumulative effect of a change in the Company's estimate related to the number of stock-based awards that were expected to vest. General and administrative expense also includes the results of Lending's loan origination operations, Cornerstone Brands and IAC Search & Media in the 2005 results, as well as the acquisition of ServiceMagic in September 2004. In addition, IAC's general and administrative expense also reflects increased employee related costs at several operating segments due in part to increased head count in 2005 and transaction expenses in connection with the Spin-Off in 2005.

Other operating expense

	Years ended December 31,
	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Other operating expense	$138,843	23%	$112,777	32%	$85,450
As a percentage of total revenue	2%	13 bp	2%	(10) bp	2%

        Other operating expense in 2006 increased from 2005 primarily due to increased expenses at IAC Search & Media as it continues to upgrade and enhance its website features. Other operating expense consists primarily of production and programming costs at the Retailing sector and product development expenses related to the design, development, testing and enhancement of IAC Search & Media's technology.

        Other operating expense in 2005 increased from 2004 primarily due to the inclusion of the results of IAC Search & Media since its acquisition on July 19, 2005.

Depreciation

	Years ended December 31,
	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Depreciation	$155,795	16%	$133,762	5%	$126,851
As a percentage of total revenue	2%	1 bp	2%	(77) bp	3%

        Depreciation increased in both 2006 and 2005 primarily due to capital expenditures made throughout 2005 and 2006 and various acquisitions, partially offset by certain fixed assets becoming fully depreciated during the period.

Operating Income Before Amortization

	Years ended December 31,
	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Operating Income Before Amortization	$755,340	14%	$664,978	59%	$417,621
As a percentage of total revenue	12%	(24) bp	12%	160 bp	11%

        Operating Income Before Amortization in 2006 increased from 2005 primarily due to the improved operating results of Ticketing, Personals and Vacations and the impact of the IAC Search & Media acquisition. Operating Income Before Amortization was also favorably impacted by a decrease in Corporate expenses primarily due to the inclusion of Spin-Off transaction expenses of $15.2 million in the prior year. Partially offsetting the increase in Operating Income Before Amortization was a decline at Lending, which was negatively impacted by market conditions throughout 2006.

        Operating Income Before Amortization in 2005 increased from 2004 primarily due to the improved operating results at each of IAC's principal sectors and the acquisitions of Cornerstone Brands and IAC Search & Media in 2005.

Operating income

	Years ended December 31,
	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Operating income	$253,371	(26)%	$340,978	112%	$160,605
As a percentage of total revenue	4%	(226) bp	6%	219 bp	4%

        In the fourth quarter of 2006, the Company recorded an impairment charge related to the write-down of the goodwill of the Discounts segment of $189.1 million which was recorded as a component of operating income in the accompanying consolidated statement of operations. The write-down was determined by comparing the fair value of the business and the implied value of the goodwill with the carrying amounts on the balance sheet. In addition, an impairment charge of $25.4 million was recorded in the fourth quarter of 2006 in connection with the write-down of certain intangible assets of the Discounts segment, which has been included in amortization of intangibles in the accompanying consolidated statement of operations. These write-downs primarily resulted from the significant continued deterioration in the core fundraising channels in which Entertainment Publications, Inc. ("EPI") operates and the anticipated deterioration in EPI's fourth quarter 2006 financial performance. The impairment charges recorded in 2006 resulted from the Company's annual impairment review of goodwill and intangible assets, which took place in the fourth quarter in connection with the preparation of its year-end financial statements.

        Operating income in 2006 decreased from 2005 primarily reflecting the goodwill impairment charge noted above, as well as an increase in amortization of non-cash marketing of $37.1 million, partially offset by a decrease in non-cash compensation expense of $45.2 million, or 33%, and a decrease in intangible amortization expense of $3.0 million, or 2%. This net increase in expenses more than offset the increase in Operating Income Before Amortization discussed above. The amortization of non-cash marketing referred to in this report primarily consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE. The decrease in the amortization of intangibles relates primarily to lower amortization expense at the Retailing and Services sectors due to certain intangible assets becoming fully amortized, partially offset by the intangible asset impairment charge at Discounts noted above, as well as an increase in amortization of intangibles arising from the acquisition of IAC Search & Media.

        Operating income in 2005 increased from 2004 reflecting the increase in Operating Income Before Amortization noted above, a decrease in non-cash marketing of $1.3 million, partially offset by an increase in non-cash compensation expense of $67.2 million, or 96% and an increase in amortization of intangibles of $1.1 million, or 1%.

Other income (expense)

	Years ended December 31,
	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Other income (expense):
Interest income	$72,587	(49)%	$140,999	(17)%	$170,172
Interest expense	(60,288)	(22)%	(77,635)	14%	(68,367)
Gain on sale of VUE interests	—	(100)%	523,487	NA	—
Equity in income of unconsolidated affiliates	34,324	(28)%	47,844	50%	31,867
Other (expense) income	(616)	(105)%	12,638	(33)%	18,840

        Interest income in 2006 decreased from 2005 primarily due to the absence of any interest income related to the VUE preferred securities (compared to $51.0 million in the prior period) as these interests were sold on June 7, 2005 and lower cash and marketable securities balances in 2006. Interest expense in 2006 decreased from 2005 as a result of the prior year inclusion of interest expense on the Company's 6 3/4% Senior Notes which matured on November 15, 2005. This decrease was partially offset by the impact of higher interest rates on interest rate swap arrangements and interest expense on the New York City Industrial Development Agency Liberty Bonds due September 1, 2035 (the "Liberty Bonds").

        Interest income in 2005 decreased from 2004 as a result of lower interest income related to the VUE preferred securities as these interests were sold on June 7, 2005, partially offset by higher interest rates earned during 2005. Interest expense increased in 2005 compared to 2004 primarily as a result of the impact of higher interest rates on interest rate swap arrangements and interest expense on the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes").

        Equity in the income of unconsolidated affiliates in 2006 decreased from 2005 primarily due to the absence of any equity income from its investment in VUE, partially offset by the increased equity income from Retailing International's investment in Jupiter Shop Channel, a shopping channel in Japan. Since the Company sold its interests in VUE in June 2005, no equity income from this investment was recorded in 2006. The Company recognized $22.0 million of equity income from its investment in VUE for 2005 compared with $16.2 million in 2004. Equity income in 2005 included IAC's share in VUE's results for the fourth quarter of 2004, which IAC had previously consistently recorded on a one-quarter lag, and IAC's share in VUE's result from January 1, 2005 through the date of sale. Additionally in 2005, equity in the income of unconsolidated affiliates increased due to a $9.2 million increase in equity income of unconsolidated affiliates of Retailing International, primarily due to the earnings from Jupiter Shop Channel.

        Other income in 2006 decreased from 2005 primarily due to a change of $13.9 million in the amount recognized related to derivatives that were created in the Spin-Off (see Note 16 to the consolidated financial statements). The 2006 amount was a net loss of $9.3 million, and the 2005 amount was a net gain of $4.6 million. These derivatives are marked to market each reporting period. Partially offsetting the 2006 amount was a realized gain from the sale of an equity investment. Other income in 2005 decreased from 2004 primarily due to increases in realized losses of $19.5 million ($15.0 million of these losses were deemed to be other-than-temporary as of the end of the first quarter of 2005) and a $4.8 million decrease in foreign exchange gains. Losses deemed to be other-than-temporary related to marketable securities that were expected to be sold by the Company to fund its cash needs related to: the repurchase of 26.4 million shares of IAC common stock associated with the acquisition of IAC Search & Media; the acquisition of Cornerstone Brands; and the redemption of substantially all of IAC's preferred stock in connection with the Spin-Off. Partially offsetting these decreases were a $16.7 million gain on the sale of our minority interest share in our Italian home shopping operations and a $4.6 million increase related to the change in fair value of the derivatives that were created in the Spin-Off.

Income tax provision

        In 2006, the Company recorded a tax provision for continuing operations of $125.1 million which represents an effective tax rate of 42%. The 2006 tax rate is higher than the federal statutory rate of 35% due principally to the impairment of goodwill (which is only partially deductible for income tax purposes), interest on tax contingencies, state and local income taxes and an increase in the valuation allowance on deferred tax assets related to state net operating losses. These unfavorable items were substantially offset by the release of deferred tax liabilities associated with a foreign equity investment, benefits associated with the Company's assertion that the earnings of certain foreign subsidiaries are permanently reinvested and net adjustments related to the reconciliation of provision accruals to tax returns. In 2005, the Company recorded a tax provision for continuing operations of $389.7 million which represents an effective tax rate of 39%. The 2005 tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes and non-deductible non-cash compensation expense. In 2004, the Company recorded a tax provision for continuing operations of $82.0 million which represented an effective tax rate of 26%. The 2004 rate was lower than the federal statutory rate of 35% due principally to the benefit of utilization of foreign tax credits, partially offset by the amortization of non-deductible intangible assets, state and local income taxes and earnings in foreign jurisdictions taxed at rates higher than 35%.

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

Discontinued operations

        Discontinued operations in the accompanying consolidated statements of operations include Expedia through August 8, 2005, EUVÍA through June 2, 2005 and PRC through November 28, 2006. TV Travel Shop, Quiz TV Limited, iBuy, Styleclick, ECS and Avaltus are presented as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations for all periods presented. Income (loss) from these discontinued operations in 2006, 2005 and 2004 was income of $8.3 million, income of $209.6 million and a loss of $63.1 million, respectively, net of tax. The 2006 amount is principally due to the income of PRC as well as a tax benefit on state tax reserves released during the third and fourth quarters of 2006 related to the sale of USA Broadcasting in 2002, partially offset by the losses of Quiz TV. Additionally, the Company recognized a gain on the sale of PRC of $9.6 million, net of tax. The 2005 amount is principally due to the income of Expedia and a tax benefit of $62.8 million related to the write-off of the Company's investment in TV Travel Shop. Additionally, the Company recognized a gain on the sale of EUVÍA of $70.2 million, net of tax. The 2004 amount is principally due to losses of PRC, which included a $184.8 million goodwill impairment charge, and losses of TVTS, which included a $32.7 million impairment charge, partially offset by the income of Expedia.

        In addition to the discussion of consolidated results, the following is a discussion of the results of each sector (Dollars in millions, rounding differences may occur).

	Years ended December 31,
	2006	Growth	2005	Growth	2004
Revenue:
Retailing:
U.S.	$2,933.4	10%	$2,671.0	40%	$1,905.9
International	358.2	(6)%	379.9	11%	342.0

Total Retailing	3,291.6	8%	3,050.9	36%	2,247.9
Services:
Ticketing	1,085.4	14%	950.2	24%	768.2
Lending	428.8	17%	367.8	131%	159.3
Real Estate	56.8	(1)%	57.6	89%	30.4
Home Services	63.7	55%	41.0	494%	6.9

Total Services	1,634.7	15%	1,416.5	47%	964.9
Media & Advertising	544.2	155%	213.5	601%	30.5
Membership & Subscriptions:
Vacations	299.1	10%	272.8	6%	256.8
Personals	311.2	25%	249.5	26%	198.0
Discounts	196.8	(10)%	219.0	0%	217.9
Intra-sector elimination	(1.6)	(13)%	(1.5)	(11)%	(1.3)

Total Membership & Subscriptions	805.5	9%	739.8	10%	671.5
Emerging Businesses	7.5	711%	0.9	NM	—
Intersegment eliminations	(6.0)	(19)%	(5.1)	(37)%	(3.7)

Total	$6,277.6	16%	$5,416.5	38%	$3,911.0

	Years ended December 31,
	2006	Growth	2005	Growth	2004
Operating Income (Loss):
Retailing:
U.S.	$228.0	5%	$216.7	53%	$141.7
International	3.7	(16)%	4.5	49%	3.0

Total Retailing	231.7	5%	221.1	53%	144.7
Services:
Ticketing	237.3	25%	189.9	38%	137.9
Lending	48.1	(13)%	55.3	1,161%	4.4
Real Estate	(28.5)	4%	(29.5)	(147)%	(12.0)
Home Services	12.4	39%	8.9	NM	(2.2)

Total Services	269.4	20%	224.6	75%	128.1
Media & Advertising	(6.0)	NM	7.7	NM	(47.1)
Membership & Subscriptions:
Vacations	99.6	16%	85.5	32%	65.0
Personals	58.4	32%	44.1	134%	18.8
Discounts	(205.2)	NM	11.2	(21)%	14.0

Total Membership & Subscriptions	(47.2)	NM	140.8	44%	97.9
Emerging Businesses	(21.0)	(66)%	(12.7)	(50)%	(8.4)
Corporate and other	(173.4)	28%	(240.6)	(56)%	(154.6)

Total	$253.4	(26)%	$341.0	112%	$160.6

	Years ended December 31,
	2006	Growth	2005	Growth	2004
Operating Income Before Amortization:
Retailing:
U.S.	$268.9	(3)%	$276.6	42%	$194.7
International	4.4	(23)%	5.8	34%	4.3

Total Retailing	273.3	(3)%	282.3	42%	199.0
Services:
Ticketing	264.4	21%	218.7	33%	164.3
Lending	63.6	(21)%	80.6	209%	26.1
Real Estate	(21.3)	(28)%	(16.7)	(260)%	(4.6)
Home Services	16.2	44%	11.2	3,799%	0.3

Total Services	322.9	10%	293.9	58%	186.0
Media & Advertising	58.3	91%	30.5	NM	(13.3)
Membership & Subscriptions:
Vacations	124.8	13%	110.7	23%	90.2
Personals	63.4	32%	47.9	74%	27.6
Discounts	13.9	(21)%	17.5	(20)%	22.0

Total Membership & Subscriptions	202.0	15%	176.2	26%	139.8
Emerging Businesses	(15.9)	(31)%	(12.1)	(170)%	(4.5)
Corporate and other	(85.4)	19%	(105.7)	(18)%	(89.4)

Total	$755.3	14%	$665.0	59%	$417.6

        Refer to Note 9 of the consolidated financial statements on pages 107 through 109 for a reconciliation by sector of Operating Income Before Amortization to Operating Income.

Retailing

        Revenue and operating income for the Retailing sector increased in 2006 from 2005 primarily due to the inclusion of the results of Cornerstone Brands and Shoebuy from April 1, 2005 and February 3, 2006, respectively. Partially offsetting the growth at the Retailing sector was lower revenue at Retailing International. Retailing U.S. also includes HSN, which had relatively flat revenue in 2006.

        Revenue, Operating Income Before Amortization and operating income for the Retailing sector increased in 2005 from 2004 primarily due to the inclusion of Cornerstone Brands. Results were also impacted with modest year-over-year revenue growth at HSN.

  U.S.

  For the year ended December 31, 2006 compared to the year ended December 31, 2005

        Revenue grew 10% to $2.9 billion, principally reflecting the inclusion of Cornerstone Brands since its acquisition in April 2005 and subsequent growth of the Catalogs business in 2006. Revenue in the current year was also favorably impacted by the acquisition of Shoebuy in February 2006. Revenue benefited from a 7% increase in units shipped, a 2% increase in average price point, partially offset by a 110 basis point increase in return rates. HSN's revenue remained relatively flat in 2006 primarily due to a 3% increase in units shipped, offset by a 160 basis point increase in return rates and a 2% decrease in average price point. Overall, HSN experienced a decrease in TV sales of products in the electronic housewares and beauty categories, which contributed to flat revenue, despite double digit online sales growth. In addition, HSN's sales were also adversely impacted by higher overall return rates in several product categories, as well as product mix shifts into categories with generally higher average return rates.

        Operating Income Before Amortization decreased 3% to $268.9 million, primarily due to higher operating costs associated with increased catalog circulation and higher on-air distribution expenses, partially offset by the higher revenue noted above and a 40 basis point increase in gross margins. Although Retailing U.S. benefited from higher gross margins at the Catalogs business, gross margins at HSN declined 70 basis points principally due to higher return rates, higher inventory reserves versus the prior year period and increased shipping and handling promotions. Gross margins in 2005 were impacted by a $5.8 million favorable adjustment to certain accrued liabilities. Higher return rates negatively impact both revenue and gross margins as higher returns result in higher warehouse processing costs and higher inventory mark-downs for goods that are not resalable at full retail price. The impact of the increase in overall return rates on gross margins was $16.4 million in 2006.

        Operating income increased 5% to $228.0 million despite the decrease in Operating Income Before Amortization described above primarily due to a $23.2 million decrease in the amortization of intangibles resulting from certain intangible assets being fully amortized in 2006, partially offset by a $4.3 million increase in non-cash compensation expense.

        Results at HSN were disappointing, even as the Company took steps to address operational and other issues to regain competitive momentum. We expect profits at HSN to be close to flat in 2007, as we expect difficult profit comparisons in the first half of the year to be offset by profit growth in the second half of the year. Catalogs is expected to grow profits during 2007 consistent with its top line, and we expect overall Retailing U.S. profits to increase in 2007.

  For the year ended December 31, 2005 compared to the year ended December 31, 2004

        Revenue grew 40% to $2.7 billion, principally reflecting the inclusion of results of Cornerstone Brands as well as strong online sales growth at HSN.com. Revenue benefited from a 12% increase in average price point and a 25% increase in units shipped, partially offset by a 30 basis point increase in return rates. Excluding the results of Cornerstone Brands, HSN's revenue growth was 6% in 2005 compared with 2004 as a result of a 3% increase in units shipped and a 4% increase in average price point, partially offset by a 20 basis point increase in return rates. Overall, HSN's product mix shifted in 2005 with decreased sales in the jewelry category and increased sales in the electronic houseware and health & infomercial categories.

        Operating Income Before Amortization grew 42% to $276.6 million, primarily due to the higher revenue noted above and an increase in gross margins of 110 basis points, partially offset by an increase in return rates. Although Retailing U.S. benefited from higher gross margins at Cornerstone Brands, gross margins at HSN declined 60 basis points principally due to increased shipping and handling promotions. Other operating efficiencies were partially offset by the inclusion of Cornerstone Brands, as catalogs typically have relatively higher operating expenses. The impact of the increase in overall return rates on gross profit was $3.8 million. The 2005 results were also favorably impacted by a $5.8 million adjustment to certain accrued liabilities in 2005. The 2004 results were unfavorably impacted by a $3.5 million impairment charge related to the closure of a warehouse facility in Salem, VA and favorably impacted by the reversal of a reserve of $2.5 million as a result of the final resolution of a legal dispute.

        Operating income grew 53% to $216.7 million due to the increase in Operating Income Before Amortization described above, partially offset by a $6.5 million increase in amortization of intangibles primarily resulting from the acquisition of Cornerstone Brands and a $0.4 million increase in non-cash compensation expense.

  International

  For the year ended December 31, 2006 compared to the year ended December 31, 2005

        Revenue decreased 6% to $358.2 million, primarily due to a decrease in sales across most product categories, an increase in return rates and reduced on-air distribution. Foreign exchange had little impact on the results for the year.

        Operating Income Before Amortization decreased 23% to $4.4 million. Results were adversely impacted by the lower revenue discussed above and an increase in administrative expenses related to order processing delays during the second quarter 2006. Partially offsetting these impacts are decreased on-air distribution costs and lower depreciation. The comparison to the prior year was also adversely impacted due to the recovery in the prior year of a fully reserved receivable.

        Operating income decreased 16% to $3.7 million primarily due to the decrease in Operating Income Before Amortization described above, partially offset by a decrease in the amortization of intangibles.

  For the year ended December 31, 2005 compared to the year ended December 31, 2004

        Revenue grew 11% to $379.9 million primarily due to revenue growth across nearly all product lines at HSE-Germany and increased online sales. Foreign exchange had little impact on the results for the full year. Weakness in the Wellness product line negatively impacted the 2004 results.

        Operating Income Before Amortization and operating income increased 34% and 49%, respectively, to $5.8 million and $4.5 million, respectively, reflecting the revenue growth in HSE-Germany noted above as well as lower depreciation as certain fixed assets became fully depreciated during the year. Offsetting the increase in revenue noted above is a decrease in gross margins by 70 basis points and an unfavorable arbitration settlement in the second quarter 2005 related to a former Spanish language service. The decrease in gross margins is primarily due to margin declines in certain categories as well as a shift in product mix as compared to the prior year, partially offset by a decrease in customer fulfillment costs. Favorably impacting the 2004 results was a settlement received on an uncollectible receivable that previously had been written off.

Services

        The increase in revenue for the Services sector in 2006 was driven primarily by growth at Ticketing, due to higher domestic concert sales and continued international expansion. Lending had significant revenue growth but higher marketing expenses and increased operating costs contributed to a year-over-year decline in Lending's Operating Income Before Amortization and operating income.

        Revenue, Operating Income Before Amortization and operating income for the Services sector increased in 2005, driven primarily by significant growth at LendingTree, particularly from the commencement of closing loans in its own name along with growth from the Lending exchange, as well as strong domestic growth in concert and sporting event ticket sales and further international expansion in our Ticketing segment.

        In addition to the operating segment results discussed below, the Services sector includes the results of the Real Estate and Home Services operating segments as noted on pages 46 and 47. Home Services includes ServiceMagic which was acquired in September 2004. ServiceMagic acquired ImproveNet in August 2005 and these two businesses have integrated their operations.

  Ticketing

  For the year ended December 31, 2006 compared to the year ended December 31, 2005

        Revenue grew 14% to $1.1 billion, driven by increases in both domestic and international revenue as total worldwide tickets sold increased by 7% with a 6% increase in average revenue per ticket. Domestic revenue increased by 12% primarily due to higher domestic concert ticket sales, along with a 6% increase in average domestic revenue per ticket. The increase in average domestic revenue per ticket resulted in part from a product mix shift towards live music events. International revenue increased by 20%, or 17% excluding the impact of foreign exchange, primarily due to Ticketmaster's purchase of the remaining interest in its Australian joint venture in April 2005, along with increased revenue from the United Kingdom and Canada. International acquisitions, which include the acquisition of the joint venture interest in Australia in April 2005, an acquisition in Germany in November 2005 and an acquisition in Spain in July 2006, contributed approximately $16.5 million to Ticketing's overall revenue growth in the year.

        Operating Income Before Amortization and operating income increased 21% and 25%, respectively, to $264.4 million and $237.3 million, respectively, growing at a faster rate than revenue primarily due to operational efficiencies resulting from increased ticket volumes, increased average revenue per ticket and sales distribution efficiencies. These favorable impacts were partially offset by higher domestic ticket royalties as a percentage of revenue. In addition, Operating Income Before Amortization was favorably impacted in 2006 by a $5.8 million reduction in litigation reserves and other non-recurring items. Operating income also benefited from a decrease in the amortization of intangibles.

  For the year ended December 31, 2005 compared to the year ended December 31, 2004

        Revenue grew 24% to $950.2 million, driven by increases in both domestic and international revenue as total worldwide tickets sold increased by 21% over the prior year. Domestic revenue increased by 21% primarily due to the strength in the U.S. concert season and solid sporting event ticket sales in 2005, along with a 4% increase in average domestic revenue per ticket. The increase in average domestic revenue per ticket resulted from higher convenience and processing fees due in part to the higher mix of live music and sporting events. International revenue increased by 33%, or 31% excluding the impact of foreign exchange, primarily due to Ticketmaster's purchase of the remaining interest in its Australian joint venture in April 2005, strong ticket sales in Canada, as well as increased revenue from acquisitions in Sweden and Finland completed in the second half of 2004. These effects on international revenue were partially offset by the absence of non-recurring license income related to the Athens 2004 Summer Olympics.

        Operating Income Before Amortization and operating income increased 33% and 38%, respectively, to $218.7 million and $189.9 million, respectively, growing at a faster rate than revenue primarily due to operational efficiencies resulting from increased ticket volume, increased average revenue per ticket and sales distribution efficiencies. In addition, increased cross-selling on behalf of IAC businesses favorably impacted profits in 2005. These increases were partially offset by higher domestic ticket royalties as a percentage of revenue and increased costs associated with the development and support of ticketing technology. Operating Income Before Amortization in 2004 benefited from the favorable resolution of non-income tax contingencies of $5.0 million. Further, operating income in 2005 was negatively impacted by a $2.6 million increase in amortization of intangibles related to recent acquisitions.

  Lending

  For the year ended December 31, 2006 compared to the year ended December 31, 2005

        Revenue grew 17% to $428.8 million, driven primarily by higher revenue per loan, increased sales of loans into the secondary market and increased transmit revenue due to both growth in Qualification Form volume and higher prices on the exchange. Increased revenue from settlement services also impacted revenue growth in 2006. Revenue from refinance mortgage, home equity loans and purchase mortgage loans grew strongly from the prior year, despite the difficult market conditions in 2006. The dollar value of loans closed by exchange lenders and directly by LendingTree Loans in 2006 decreased 8% to $32.1 billion. This includes refinance mortgages of $16.9 billion, purchase mortgages of $8.3 billion and home equity loans of $5.9 billion. The dollar value of closed loans in 2005 was $34.7 billion, including refinance mortgages of $19.8 billion, purchase mortgages of $8.0 billion and home equity loans of $5.8 billion.

        Operating Income Before Amortization decreased 21% to $63.6 million in 2006, negatively impacted by increased marketing expenses as a percentage of revenue due in part to lower close rates. Margins were also impacted by higher employee related costs and higher costs associated with the origination of loans sold into the secondary market. Margins in 2006 and 2005 were negatively impacted by accruals of $3.5 million and $5.8 million, respectively, related to an adverse legal judgment.

        Operating income decreased 13% to $48.1 million in 2006 due to the decrease in Operating Income Before Amortization described above, partially offset by a $7.0 million decrease in amortization of intangibles and a $2.8 million decrease in non-cash compensation expense.

        Overall market conditions continue to be unpredictable in this business, and the industry is forecasting another down market in 2007. The company is working on a number of initiatives and will continue to focus on marketing efficiencies to continue to increase revenue and drive earnings growth.

  For the year ended December 31, 2005 compared to the year ended December 31, 2004

        Revenue grew 131% to $367.8 million, driven primarily by revenue from the sale of loans and an increase in revenue from loans closed. LendingTree's strategy to close in its own name a portion of the loans sourced through the LendingTree exchange began in December 2004 with the acquisition of LendingTree Loans. The addition of this business resulted in a substantial increase in revenue per closing. Volume and revenue from refinance mortgages were strong and refinance mortgages increased as a percentage of revenue from the prior year period. Revenue from home equity loans grew strongly over the prior year period, while revenue from home purchase loans showed a more modest increase. Revenue growth was also favorably impacted by price increases on the LendingTree exchange during 2005. The dollar value of closed loans in 2005 increased 22% to $34.7 billion. The dollar value of closed loans in 2004 was $28.5 billion, including refinance mortgages of $14.8 billion, purchase mortgages of $6.4 billion and home equity loans of $6.1 billion.

        Operating Income Before Amortization increased 209% to $80.6 million in 2005, growing at a faster rate than revenue primarily due to a decrease in marketing costs as a percentage of revenue. This increase was offset in part by higher overhead costs incurred as a result of infrastructure changes resulting from direct lending operations, higher costs of originating, funding and closing loans and an accrual related to an adverse legal judgment of $5.8 million.

        Operating income increased to $55.3 million in 2005 primarily due to the increase in Operating Income Before Amortization described above and a $0.8 million decrease in non-cash compensation expense, partially offset by a $4.5 million increase in amortization of intangibles.

Media & Advertising

        Media & Advertising consists of the results of IAC Search & Media (since its acquisition on July 19, 2005), Citysearch and Evite. IAC Search & Media consists of proprietary properties such as Ask.com, Ask.com UK and Fun Web Products, and network properties which include syndicated advertising, search results, and toolbars.

  For the year ended December 31, 2006 compared to the year ended December 31, 2005

        Revenue and Operating Income Before Amortization grew to $544.2 million and $58.3 million, respectively, primarily due to the inclusion of a full year of results from IAC Search & Media in 2006 and increased traffic at Citysearch, which favorably impacted its pay-for-performance revenue.

        Operating loss increased to $6.0 million in 2006 from operating income of $7.7 million in 2005, despite the increase in Operating Income Before Amortization described above primarily due to a $29.6 million increase in amortization of non-cash marketing and an $11.8 million increase in the amortization of intangibles resulting from the IAC Search & Media acquisition.

        On a stand alone basis, IAC Search & Media revenue increased 27% compared to its prior year period. Revenue growth was primarily driven by higher search queries, partially offset by a decline in non-search advertising revenue. Network revenue grew at a faster rate than proprietary revenue due to an increase in syndicated search results and traffic from our syndicated portals. Proprietary revenue growth was attributable to strength in the Fun Web Products business and at Ask.com in the U.S., partially offset by weakness at Ask.com in the U.K. IAC Search & Media's Operating Income Before Amortization grew at a slower rate than revenue primarily due to higher revenue share payments to third party traffic sources as well as increased marketing expense and higher other operating expenses.

        The Company expects to continue making significant investments in IAC Search & Media during 2007 in order to enhance its competitive position. Such investments include, but are not limited to, advertising and marketing expense, product development expense, and technology and infrastructure to support Ask.com and its other web properties.

  For the year ended December 31, 2005 compared to the year ended December 31, 2004

        Revenue grew 601% to $213.5 million, primarily due to increased revenue from the acquisition of IAC Search & Media as well as increased traffic at Citysearch which favorably impacted its pay-for-performance revenue.

        Operating Income Before Amortization improved to $30.5 million in 2005 from a loss of $13.3 million in 2004 primarily driven by the IAC Search & Media acquisition. Additionally, Citysearch benefited from increased revenue along with cost cutting initiatives which led to reduced operating costs and positive Operating Income Before Amortization in 2005.

        Operating income improved to $7.7 million in 2005 from a loss of $47.1 million in 2004, primarily due to the increase in Operating Income Before Amortization described above. In addition, benefiting operating income in 2005 was a $33.2 million decrease in amortization of intangibles primarily resulting from certain Citysearch intangibles becoming fully amortized in 2004, partially offset by the increase of $22.6 million in amortization of intangibles resulting from the IAC Search & Media acquisition, as well as a $0.4 million decrease in non-cash marketing. 2005 was Citysearch's first ever profitable year.

        On a standalone basis, IAC Search & Media revenue increased 42% compared to the prior year period. Revenue growth was primarily driven by acquisitions made by IAC Search & Media in the second half of 2004 and increased volume through syndication partnerships, as well as an increase in search queries in North America, partially offset by declines in non-search advertising revenue. Initiatives such as the reduced number of sponsored links on Ask.com launched in August 2005 had an adverse impact on revenue growth and operating income in the second half of 2005. IAC Search & Media profit margins were also adversely impacted by increased marketing expense and higher revenue share payments to third party traffic sources.

Membership & Subscriptions

        Membership & Subscriptions sector results in 2006 were led by continued worldwide growth in subscribers and an increase in average revenue per subscriber at the Personals segment as well as increased membership and confirmations at Vacations, partially offset by revenue declines at Discounts as a result of lower sales of its spring season product offering.

        Membership & Subscriptions sector results in 2005 were led by strong revenue and profits at the Personals segment and improved performance in Vacations. Discounts had disappointing results as its fundraising business struggled during its seasonally strongest fourth quarter.

  Vacations

  For the year ended December 31, 2006 compared to the year ended December 31, 2005

        Vacations grew revenue by 10% to $299.1 million, due to a 5% increase in confirmed vacations and higher average fees. Total active members increased 4% to nearly 1.9 million.

        Operating Income Before Amortization and operating income grew by 13% and 16%, respectively, to $124.8 million and $99.6 million, respectively, primarily due to the higher revenue noted above and, to a lesser extent, improved operating efficiencies as a result of growth in confirmations online. Vacations confirmed online were 24% during 2006 compared with 21% in 2005. Operating Income Before Amortization and operating income were also impacted by increased staffing costs and higher marketing expenses.

  For the year ended December 31, 2005 compared to the year ended December 31, 2004

        Vacations grew revenue by 6% to $272.8 million, driven by increased membership revenue, higher average fees and increased confirmed vacations as compared to the prior year. Total active members increased 5% to approximately 1.8 million.

        Operating Income Before Amortization and operating income grew by 23% and 32%, respectively, to $110.7 million and $85.5 million, respectively, primarily due to the higher revenue noted above, higher gross margins which were impacted by decreased call center costs as more vacations were confirmed online and lower depreciation. Vacations confirmed online were 21% during 2005 compared with 18% in 2004.

  Personals

  For the year ended December 31, 2006 compared to the year ended December 31, 2005

        Revenue grew 25% to $311.2 million, reflecting a 7% increase in worldwide paid subscribers to 1.3 million and an increase in the average revenue per paid subscriber due in part to a greater percentage of subscribers at higher package prices versus the prior year. International paid subscribers grew 13% over the prior year period driven by expansion in several markets, most notably the United Kingdom and Scandinavia.

        Operating Income Before Amortization increased 32% to $63.4 million in 2006, primarily due to the higher revenue noted above and reduced website hosting expenses, partially offset by increased marketing expense in international markets and increased operating costs related to Chemistry.com, which launched nationally during the first quarter of 2006.

        Operating income increased 32% to $58.4 million primarily due to the increase in Operating Income Before Amortization discussed above as well as a decrease in amortization of intangibles, partially offset by a $3.0 million increase in amortization of non-cash marketing.

        Higher marketing spending in the early part of the year contributed to increased profitability in the second half of 2006. The Company intends to repeat the pattern of spending more in marketing early in the year to drive subscriber growth. While this adversely impacts margins early in the year, we expect this will benefit results in the second half of the year.

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

        Operating Income Before Amortization increased 74% to $47.9 million in 2005, growing at a faster rate than revenue primarily due to operating efficiencies as well as a decrease in depreciation. This increase is partially offset by higher customer acquisition costs relating primarily to the company's off-line marketing campaign which began in the first quarter 2005, increased online marketing expense as well as start-up costs in connection with Chemistry.com. Negatively impacting the 2004 results were charges related to management transition and the elimination of certain non-core business lines.

        The increase in operating income of 134% to $44.1 million reflects the increase in Operating Income Before Amortization described above and a $4.3 million decrease in amortization of intangibles which resulted from certain intangibles becoming fully amortized in 2004 and early 2005 and a $0.7 million decrease in non-cash marketing.

  Discounts

  For the year ended December 31, 2006 compared to the year ended December 31, 2005

        Revenue decreased 10% to $196.8 million in 2006, primarily due to lower sales of the spring season product offering and lower local coupon book sales through schools and community groups, slightly offset by growth in other brochure-based products and higher online and direct sales.

        Operating Income Before Amortization decreased 21% to $13.9 million, primarily due to the lower revenue noted above and higher advertising and promotion spending in 2006, partially offset by cost cutting initiatives and lower employee related costs as a result of decreased headcount.

        Operating income decreased by $216.3 million to a loss of $205.2 million in 2006, primarily due to a goodwill impairment charge of $189.1 million which was recorded in the fourth quarter of 2006 in the accompanying consolidated statement of operations as a component of operating income. The write-down was determined by comparing the fair value of the business and the implied value of the goodwill with the carrying amounts on the balance sheet. In addition, an impairment charge of $25.4 million was recorded in the fourth quarter of 2006 in connection with the write-down of certain intangible assets which has been included in amortization of intangibles in the accompanying consolidated statement of operations. These write-downs primarily resulted from the significant continued deterioration in the core fundraising channels in which EPI operates and the anticipated deterioration in EPI's fourth quarter 2006 financial performance. The impairment charges recorded in 2006 resulted from the Company's annual impairment review of goodwill and intangible assets, which took place in the fourth quarter in connection with the preparation of its year-end financial statements. Also contributing to the increase in the operating loss was the decrease in Operating Income Before Amortization described above.

        We have taken, and continue to take, steps in an effort to address the issues faced by EPI; however, given the nature of this business the Company does not anticipate an immediate recovery and does not expect financial results for 2007 to be significantly better than results for 2006.

  For the year ended December 31, 2005 compared to the year ended December 31, 2004

        Revenue remained essentially flat in 2005 primarily due to disappointing local coupon book sales through schools and community groups. This impact was slightly more than offset by online and direct sales.

        Operating Income Before Amortization declined 20% to $17.5 million, primarily due to higher product and other operating costs, including advertising and promotional efforts and depreciation.

        Operating income decreased 21% to $11.2 million in 2005, primarily due to the decrease in Operating Income Before Amortization noted above, partially offset by a $1.6 million decrease in amortization of intangibles.

Corporate and Other

  For the years ended December 31, 2006, 2005 and 2004

        Corporate operating expenses in 2006, 2005 and 2004 were $173.4 million, $240.6 million and $154.6 million, respectively. Corporate operating expenses primarily include non-cash compensation expense and in 2005, include transaction expenses related to the Spin-Off. Refer to the consolidated general and administrative expense discussion on page 41 for additional information. In 2007, the Company expects that Corporate and Other Expenses will be approximately $25 million per quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        All IAC common stock share information has been adjusted to reflect IAC's one-for-two reverse stock split in August 2005.

        As of December 31, 2006, the Company had $1.5 billion of cash and cash equivalents and restricted cash and cash equivalents, and $897.7 million of marketable securities on hand, including $229.4 million in funds representing amounts equal to the face value of tickets sold by Ticketing on behalf of its clients.

        During 2006 and 2005, IAC purchased 36.4 million and 50.6 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $999.7 million and $1.8 billion, respectively. IAC also repurchased an additional 7.6 million shares of IAC common stock from January 1, 2007 to February 2, 2007 for aggregate consideration of $288.2 million. On October 31, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 60 million shares of IAC common stock of which 58.8 million shares remain at February 2, 2007. IAC may purchase shares over an indefinite period of time depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash provided by operating activities attributable to continuing operations was $814.3 million in 2006 and net cash used in operating activities attributable to continuing operations was $82.5 million in 2005. This year over year comparison is affected by higher cash tax payments made in 2005, including $862.6 million related to the gain on the sale of the VUE interests and the net use of $166.3 million in cash in 2005 to fund the increase in loans held for sale. The net change related to loans held for sale is offset by the net change in the warehouse lines of credit which is included within financing cash flows. Cash provided by operating activities in 2006 was also favorably impacted by higher non-cash expenses. These positive factors in 2006 were partially offset by lower interest income and a smaller contribution from Ticketing client funds. The reduced contribution from Ticketing client funds of $2.6 million in 2006 compared with $70.9 million in 2005 is primarily due to timing of settlements with clients. There is a seasonal element to the inventory balances at HSN and the Discounts segment as inventory tends to be higher in the third quarter in anticipation of the fourth quarter selling season. Cornerstone Brands inventory levels tend to be higher in the second and third quarters to support their summer and fourth quarter selling seasons, respectively. During 2006, inventory increased by $26.3 million to $362.2 million from $335.9 million at December 31, 2005 primarily due to inventory increases at the Retailing sector.

        In accordance with the Company's adoption of SFAS 123R, excess tax benefits from stock-based awards of $18.0 million in 2006 are included as a component of cash flows from financing activities attributable to continuing operations. Excess tax benefits from stock-based awards in 2005 of $152.7 million were included as a component of cash flows from operating activities attributable to continuing operations. This change in classification negatively impacted the year over year comparison of 2006 and 2005 net cash provided by operating activities attributable to continuing operations. This change in classification reduced the amounts we report as net cash provided by operating activities attributable to continuing operations and increased the amount we report as net cash provided by financing activities attributable to continuing operations in 2006. Total cash flow will not be impacted from what would have been reported under the prior accounting rules. Total cash flow reflects net cash taxes paid of $98.5 million in 2006 compared to $883.9 million in 2005.

        Net cash provided by investing activities attributable to continuing operations in 2006 of $487.4 million resulted from the net proceeds of $609.0 million related to the sales and maturities of marketable securities and proceeds from the sale of PRC of $267.6 million, partially offset by capital expenditures of $251.4 million and acquisitions, net of cash acquired, of $117.6 million. Net cash provided by investing activities attributable to continuing operations in 2005 of $2.1 billion resulted primarily from the proceeds generated from the sale of IAC's common and preferred interests in VUE of $1.9 billion, net proceeds of $965.5 million related to the sales and maturities of marketable securities and proceeds from the sale of EUVÍA of $183.0 million. Partially offsetting these amounts were acquisitions, net of cash acquired, of $693.4 million and capital expenditures of $222.9 million. Cash acquisitions in 2005 primarily relate to Cornerstone Brands.

        Net cash used in financing activities attributable to continuing operations in 2006 of $893.2 million was primarily due to the purchase of treasury stock of $983.2 million, partially offset by the proceeds from the issuance of common stock pursuant to stock option exercises of $93.8 million. Net cash used in financing activities attributable to continuing operations in 2005 of $2.7 billion was primarily due to the purchase of treasury stock of $1.8 billion, the redemption of substantially all of IAC's convertible preferred stock of $655.7 million, as well as the repayment of $360.8 million of 1998 Senior Notes due November 15, 2005. These items were partially offset by increased net borrowings under various warehouse lines of credit of $162.8 million at LendingTree Loans and $80.0 million of borrowings under the Liberty Bond program. The borrowings under the warehouse lines of credit are directly related to the changes in loans held for sale included within cash flows from operations.

        Net cash provided by discontinued operations in 2006 of $0.7 million relates primarily to the operations of PRC through November 28, 2006, partially offset by iBuy and Quiz TV Limited. Net cash provided by discontinued operations in 2005 of $696.2 million relates primarily to the operations of Expedia through August 8, 2005 and EUVÍA through June 2, 2005. The Company does not expect future cash flows generated from existing discontinued operations to be significant.

        As of December 31, 2006, the Company had $1.2 billion in short and long-term obligations, of which $358.8 million, consisting primarily of various warehouse lines of credit, are classified as current. Long-term debt consists primarily of the 7% Senior Notes due 2013 (the "2002 Senior Notes"), the Convertible Notes due 2008 and the Liberty Bonds due 2035. The Company's cash, cash equivalents and marketable securities and access to the capital markets is believed to be sufficient to fund its debt payments.

        As of December 31, 2006, LendingTree Loans had warehouse lines of credit totaling $1.0 billion, of which $338.5 million was outstanding. Borrowings under the warehouse lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Interest rates under these lines of credit fall within a range of 30-day LIBOR plus 75 - 100 basis points, depending on the underlying quality of the loans in the borrowing base and the length of time the borrowings remain outstanding, but may exceed this range under certain circumstances. Under the terms of the committed lines of credit, LendingTree Loans is required to maintain various financial and other covenants. Borrowings under these lines of credit are non-recourse to IAC and LendingTree. As of December 31, 2006, LendingTree Loans had committed lines aggregating $750 million, of which $250 million expire on August 31, 2007 and $500 million expire on October 31, 2007 and uncommitted lines aggregating $250 million. The committed lines of credit can be canceled at the option of the lender without default upon ninety-to-one hundred eighty days notice. LendingTree Loans believes that the availability under these lines is sufficient to fund its operating needs in the foreseeable future and intends to extend the facilities on or prior to expiration. Loans under the warehouse lines of credit are repaid from proceeds from the sale of loans held for sale by LendingTree Loans.

        In connection with the IAC Search & Media acquisition, IAC guaranteed $115.0 million par value of the Convertible Notes, which are convertible at the option of the holders into shares of both IAC common stock and Expedia common stock at an initial conversion price of $13.34 per share, subject to certain adjustments. Upon conversion, IAC and Expedia have the right, subject to certain conditions, to deliver cash (or a combination of cash and shares) in lieu of shares of its respective common stock. During 2006, $93.9 million of Convertible Notes was converted into 3.5 million IAC and 3.5 million Expedia common shares. The remaining outstanding principal amount of the Convertible Notes is

$20.1 million at December 31, 2006. During January and February 2007, $6.0 million of Convertible Notes was converted into 0.2 million IAC common shares and 0.2 million Expedia common shares.

        In connection with the financing of the construction of IAC's corporate headquarters, on August 31, 2005, the New York City Industrial Development Agency issued $80 million in aggregate principal amount of Liberty Bonds. Interest on the Liberty Bonds is payable semi-annually at a rate of 5% per annum, on March 1 and September 1 of each year and commenced on March 1, 2006. IAC is obligated to make all principal, interest and other payments in respect of the Liberty Bonds, which mature on September 1, 2035. Liberty Bonds proceeds have only been used for certain expenditures relating to the construction of IAC's corporate headquarters and not for general corporate purposes.

        IAC anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its overall operations. The Company may make a number of acquisitions, which could result in the reduction of its cash balance or the incurrence of debt. The Company expects that 2007 capital expenditures will be approximately the same as in 2006. Furthermore, other expenditures are expected to be higher than current amounts over the next several years, primarily due to increased marketing and distribution expenses as well as the continued improvement and expansion of technology infrastructure, including data centers.

        We believe that our financial situation would enable us to absorb a significant potential downturn in business. The Company has considered its anticipated operating cash flows in 2007, cash and cash equivalents and marketable securities, borrowing capacity under warehouse lines of credit and access to capital markets and believes that these are sufficient to fund its operating needs, including commitments and contingencies and capital and investing commitments for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Short and long-term obligations (a)	$1,683,577	$415,445	$155,817	$117,182	$995,133
Capital lease obligations	3,856	2,844	1,008	4	—
Purchase obligations (b)	98,318	50,083	21,201	14,580	12,454
Operating leases	594,145	90,567	143,774	93,733	266,071

Total contractual cash obligations	$2,379,896	$558,939	$321,800	$225,499	$1,273,658

(a)
Represents contractual amounts due, including interest. Interest on floating rate debt was estimated using rates in effect at December 31, 2006.

(b)
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments*	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More Than 5 years
	(In Thousands)
Letters of credit and surety bonds	$52,579	$50,204	$1,625	$75	$675

*
Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

Off-Balance Sheet Arrangements

        Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2006.

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

Non-Cash Expenses That Are Excluded From IAC's Non-GAAP Measure

        Non-cash compensation expense consists of expense associated with the grants of restricted stock, restricted stock units and stock options for compensation purposes. These expenses are not paid in cash and we include the related shares in our fully diluted shares outstanding which, for restricted stock units and stock options, are included on a treasury method basis. Upon vesting of restricted stock and restricted stock units and the exercise of certain stock options, the awards are settled, at the Company's discretion, on a net basis, with the Company remitting the required tax withholding amount from its current funds.

        Amortization of non-cash marketing consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the "NBC Universal Advertising"). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost. At December 31, 2006 there was approximately $101.2 million of NBC Universal Advertising credits available for use. Amortization of non-cash marketing in 2004 consists of distribution and marketing expense recognized by Ticketmaster, Citysearch and Match.com related to barter arrangements, which expired in March 2004, for distribution secured from third parties.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of consolidated Operating Income Before Amortization to operating income and net earnings available to common shareholders for the years ended December 31, 2006, 2005 and 2004, see Note 8 to the consolidated financial statements on pages 101 through 106.

        For a reconciliation of Operating Income Before Amortization to operating income (loss) for the Company's operating segments and to net earnings available to common shareholders in total, see Note 9 to the consolidated financial statements on pages 107 through 109.

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

  •
  We assess the recoverability of the carrying value of long-lived assets. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. The determination of cash flows is based upon assumptions and forecasts that may not occur. In addition, we assess goodwill and indefinite lived intangible assets for impairment annually as of October 1, or more frequently if circumstances indicate impairment may have occurred. The December 31, 2006 consolidated balance sheet includes $8.4 billion of goodwill and intangible assets, net, $612.2 million of fixed assets, net, and $16.2 million of cable distribution fees, net. IAC updated its analysis of goodwill, intangible assets and long-lived assets during 2006 and we determined that due to the significant continued deterioration in the core fundraising channels and the anticipated deterioration in EPI's fourth quarter 2006 financial performance, the carrying value of intangible assets and goodwill at the Discounts segment were impaired by $25.4 million and $189.1 million, respectively.

  •
  Our revenue recognition for Retailing is described in Note 2. As noted, sales are reduced by incentive discounts and sales returns to arrive at net sales. Retailing's sales policy allows customers to return merchandise for a full refund or exchange, subject in some cases to restocking fees and exceptions for certain merchandise. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. Retailing U.S.'s estimated return percentages for 2006 and 2005 of 17.7% and 16.5%, respectively, were arrived at based upon empirical evidence of actual returns, and the percentages were applied against sales to arrive at net sales. Actual levels of product returns may vary from these estimates.

  •
  Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 7, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. As of December 31, 2006, the balance of deferred tax liabilities, net, is $1.1 billion. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the Internal Revenue Service, as well as actual operating results of the Company that vary significantly from anticipated results.

  •
  Inventories are valued at the lower of cost or market, cost being determined based upon the first-in, first-out method. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Net realizable value is estimated by management based upon historical sales data, the age of inventory, the quantity of goods on hand and the ability to return merchandise to vendors. The actual net realizable value may vary from estimates due to changes in customer tastes or viewing habits, or judgmental decisions made by merchandising personnel when ordering new products. As of December 31, 2006, the Company had $362.2 million of inventory on hand.

  •
  Loans held for sale consist primarily of residential first and second mortgage loans that are secured by residential real estate throughout the United States. LendingTree Loans originates residential loans with the intent to sell them in the secondary market. Loans held for sale are carried at the lower of cost or market value, determined on an individual basis for loans that have been impaired and on an aggregate basis for loans that have not been impaired. The cost basis of loans held for sale includes the capitalized cost associated with the interest rate lock commitments, deferred origination fees, deferred origination costs and the effects of hedge accounting. The market value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. The December 31, 2006 consolidated balance sheet includes $345.9 million of loans available for sale, net of an associated reserve of $0.5 million.

  •
  LendingTree Loans sells loans it originates to investors on a servicing released basis without recourse so the risk of loss or default by the borrower is generally transferred to the investor. However, LendingTree Loans is required by these investors to make certain representations relating to credit information, loan documentation and collateral. To the extent LendingTree Loans does not comply with such representations, or there are early payment defaults, LendingTree Loans may be required to repurchase loans or indemnify the investors for any losses from borrower defaults. As such, LendingTree Loans records a liability for the estimated recourse obligation related to this exposure based on historical loss frequency, loss severity data and current unpaid balances of the loans sold. In the case of early payment default, if a borrower prepays a loan prior to the end of the prepayment penalty period, LendingTree Loans may be required to repay all or a portion of the premium initially paid by the investor. The estimated obligation associated with early loan payoffs are calculated based on historical loss experience by type of loan. Specific circumstances may also cause management to estimate and record additional liabilities specific to a situation based on certain assumptions of future losses as a result of current activity. In 2006, LendingTree Loans increased its liability by approximately $6.0 million as a reduction in revenue and paid approximately $5.3 million against the liability.

  •
  Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). Prior to January 1, 2006, the Company had adopted the expense recognition provisions of SFAS No. 123 and was providing expense for stock-based compensation for grants made on or after January 1, 2003 on a prospective basis and provided pro forma information in the notes to financial statements to present its results as if all equity awards issued in years prior to 2003 were being expensed. There were no stock options granted by the Company during the year ended December 31, 2006. As disclosed in the notes to the consolidated financial statements, the Company estimated the fair value of options issued at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004: risk-free interest rates of 4.10% and 3.30%, respectively; a dividend yield of zero and volatility factors of 42% and 43%, respectively, based on the expected market price of IAC common stock based on historical trends and a weighted average expected life of the options of 6.5 and 5 years, respectively. The impact on pro forma compensation expense for the year ended December 31, 2006, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor, and a one year increase in the weighted average expected life of the options would be an increase of $1.2 million, $3.9 million, and $2.4 million, respectively. The Company also issues restricted stock units. For restricted stock units issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and amortized ratably as non-cash compensation expense over the vesting term. For stock options issued since 2003, including unvested options assumed in acquisitions, the value of the option is measured at the grant date (or acquisition date, if applicable) at fair value and amortized over the remaining vesting term.

Seasonality

        During 2006, the Company's consolidated results were heavily weighted to the second half of the year, particularly in the fourth quarter, as a result of the seasonal nature of the Retailing sector and the Discounts segment. Higher marketing spending at the Media & Advertising, Personals and Lending segments in the early part of the year also contributed to increased profitability in the later half of 2006. The Company expects that these trends will continue into 2007.

        The seasonality related to certain of the individual segments is as follows:

        Seasonality impacts IAC's Retailing sector, with sales highest in the fourth quarter, but not to the same extent it impacts the retail industry in general.

        Ticketing revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our venue clients. Due to the generally highest level of ticket sales for events, the second quarter of the year generally experiences the highest revenue levels.

        Lending and Real Estate revenue is subject to the seasonal trends of the U.S. housing market. Home sales typically rise during the spring and summer months and decline during the fall and winter months. Refinancing activity is principally driven by mortgage interest rates.

        In IAC's Media & Advertising sector, search queries and revenue tend to be strongest in the fourth quarter, when seasonality in the retail industry may affect the prices advertisers are willing to pay for online inventory and keywords.

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

New Accounting Pronouncements

        On July 13, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, "Accounting for Contingencies."

        FIN 48 utilizes a two-step process to evaluate tax positions. Recognition (step one) occurs when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) occurs only if it is determined that a tax position meets the more likely than not recognition threshold. Under step two, the tax position is measured to determine the amount of benefit to recognize in the financial statements. The tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized on ultimate settlement. FIN 48's use of the term "more likely than not" in steps one and two is consistent with how that term is used in SFAS No 109, "Accounting for Income Taxes."

        The Company is required to adopt the provisions of FIN 48 effective January 1, 2007. The cumulative effect of the adoption of FIN 48 will be treated as an adjustment to January 1, 2007 retained earnings in the first quarter of 2007. Accordingly, the adoption of FIN 48 will have no impact on the reported earnings or cash flows of the Company. The Company has not yet completed its assessment of the impact of adopting FIN 48.

        Refer to Note 2 to the consolidated financial statements on pages 77 through 86 for a description of other recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio, loans held for sale and long-term debt, including the current portion thereof, and its warehouse line of credit.

  Investment Portfolio

        The Company invests its excess cash primarily in debt securities of governments, governmental agencies and high quality corporate issuers. The portfolio is reviewed on a periodic basis and adjusted in the event that the decline in fair value is determined to be other-than-temporary.

        Based on the Company's total debt investment securities as of December 31, 2006, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt securities by approximately $5.9 million. Such potential increase or decrease in fair value are based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $1.5 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

  Loans Held for Sale

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

        LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are designated as fair value hedges. For loans held for sale that are hedged with forward delivery contracts, the carrying value of the loans held for sale and the derivative instruments are adjusted for the change in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative gain or loss as well as the offsetting hedged item loss or gain attributable to the hedged risk is recognized in the statement of operations as a component of revenue when each loan is sold. The changes in fair value due to the ineffective portion of highly effective hedges are recognized immediately as a component of revenue. If it is determined that the hedging relationship is not highly effective, hedge accounting is discontinued. When hedge accounting is discontinued, the affected loans held for sale are no longer adjusted for the changes in fair value. However, the changes in fair value of the derivative instruments are recognized in current earnings as a component of revenue. The fair value of the derivative instruments are recorded in "Other current assets" and/or "Other accrued liabilities" in the accompanying consolidated balance sheets. In 2006, the Company recognized a $0.3 million loss related to hedge ineffectiveness and a $0.1 million gain related to changes in the fair value of derivative instruments when hedge accounting was discontinued.

        IRLCs are considered derivative financial instruments and, therefore, are recorded at fair value, with changes in fair value reflected in current period earnings. To manage the interest rate risk associated with the IRLCs, the Company uses derivative instruments, including mortgage forward delivery contracts. These instruments do not qualify for hedge accounting. The changes in fair value of these instruments for the year ended December 31, 2006 resulted in a net gain of $0.2 million which has been recognized as a component of revenue in the accompanying consolidated statement of operations.

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of December 31, 2006 if market interest rates had increased by 100 basis points the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.9 million. As of December 31, 2006 if market interest rates had decreased by 100 basis points the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have increased by $0.7 million.

        The Company formally designates and documents all hedging relationships as either fair value hedges or cash flow hedges, as applicable, and documents the objective and strategy for undertaking the hedge transaction.

  Long-term Debt

        At December 31, 2006, the Company's outstanding debt approximated $1.2 billion, with a substantial portion bearing fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps, to hedge a portion of this interest rate exposure. The Company's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. In 2004 and 2003, the Company entered into interest rate swap agreements related to a portion of the 2002 Senior Notes, which allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on the LIBOR. As of December 31, 2006, of the $750 million principal amount outstanding under the 2002 Senior Notes, the interest rate is fixed on $400 million at 7% and floating on $350 million, with the rate based on a spread over 6-month LIBOR. To further manage risk, the Company unwound swap agreements for nominal gains in 2004 and 2005, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at December 31, 2006 resulted in a loss of $11.7 million which has been entirely offset by a corresponding gain attributable to the fixed rate debt.

        The majority of the Company's outstanding fixed-rate debt at December 31, 2006 relates to the $750 million outstanding under the 2002 Senior Notes, the $20.1 million outstanding under the Convertible Notes and the $80 million outstanding under the Liberty Bonds. Excluding $350 million under the 2002 Senior Notes, which currently pays a variable interest rate as a result of the outstanding swap agreements noted above, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $32.2 million. Such potential increase or decrease in fair value are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. If the LIBOR rates were to increase (decrease) by 100 basis points, then the annual interest payments on the $350 million of variable-rate debt would have increased (decreased) by $3.5 million. Such potential increase or decrease in interest payments are based on certain simplifying assumptions, including a constant level and rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

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

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. Foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in the statements of operations and are offsetting. The change in fair value of this foreign exchange forward contract at December 31, 2006 resulted in an unrealized loss of $8.2 million which has been offset by the remeasurement gain related to the liability.

Equity Price Risk

        Following the Spin-Off, derivative liabilities were created due to IAC's obligation to deliver shares of both IAC and Expedia common stock upon conversion of the Convertible Notes and exercise of certain IAC warrants. Derivative assets were also created due to Expedia's contractual obligation to deliver shares of Expedia common stock to IAC upon conversion by the holders of the Convertible Notes and upon exercise of the warrants. Both the derivative liabilities and derivative assets are marked to market each quarter, and the changes in fair values, which are based upon changes in both IAC and Expedia common stock, are recognized in current earnings as a component of other income (expense). The net fair value adjustments recognized in current earnings during the year ended December 31, 2006 was a net loss of $9.3 million.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
IAC/InterActiveCorp

        We have audited the accompanying consolidated balance sheets of IAC/InterActiveCorp and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IAC/InterActiveCorp and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

New York, New York
February 26, 2007

                      /s/ Ernst & Young LLP

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Product sales	$3,486,191	$3,266,976	$2,462,559
Service revenue	2,791,447	2,149,530	1,448,491

Net revenue	6,277,638	5,416,506	3,911,050
Cost of sales—product sales	2,099,394	1,968,590	1,487,647
Cost of sales—service revenue	1,121,836	893,981	686,263

Gross profit	3,056,408	2,553,935	1,737,140
Selling and marketing expense	1,311,910	1,020,614	647,445
General and administrative expense	786,864	759,341	530,099
Other operating expense	138,843	112,777	85,450
Amortization of non-cash marketing	37,125	—	1,302
Amortization of intangibles	183,415	186,463	185,388
Depreciation	155,795	133,762	126,851
Goodwill impairment	189,085	—	—

Operating income	253,371	340,978	160,605
Other income (expense):
Interest income	72,587	140,999	170,172
Interest expense	(60,288)	(77,635)	(68,367)
Gain on sale of VUE interests	—	523,487	—
Equity in income of unconsolidated affiliates	34,324	47,844	31,867
Other (expense) income	(616)	12,638	18,840

Total other income net	46,007	647,333	152,512

Earnings from continuing operations before income taxes and minority interest	299,378	988,311	313,117
Income tax provision	(125,137)	(389,726)	(81,960)
Minority interest in income of consolidated subsidiaries	548	(2,229)	(3,159)

Earnings from continuing operations	174,789	596,356	227,998
Gain on sale of discontinued operations, net of tax	9,579	70,152	—
Income (loss) from discontinued operations, net of tax	8,267	209,642	(63,137)

Earnings before preferred dividends	192,635	876,150	164,861
Preferred dividends	—	(7,938)	(13,053)

Net earnings available to common shareholders	$192,635	$868,212	$151,808

Earnings per share from continuing operations:
Basic earnings per share	$0.57	$1.79	$0.62
Diluted earnings per share	$0.55	$1.68	$0.58
Net earnings per share available to common shareholders:
Basic earnings per share	$0.63	$2.64	$0.44
Diluted earnings per share	$0.60	$2.46	$0.41

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,428,140	$987,080
Restricted cash and cash equivalents	27,855	93,561
Marketable securities	897,742	1,488,058
Accounts and notes receivable, net of allowance of $30,052 and $28,437, respectively	528,505	426,697
Loans available for sale, net	345,896	372,512
Inventories	362,196	335,884
Deferred income taxes	33,426	66,691
Other current assets	188,577	398,821

Total current assets	3,812,337	4,169,304
Property, plant and equipment, net	612,161	521,131
Goodwill	6,972,697	7,222,354
Intangible assets, net	1,463,997	1,558,108
Long-term investments	168,791	122,313
Other non-current assets	164,440	324,555

TOTAL ASSETS	$13,194,423	$13,917,765

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
	(In thousands, except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations and short-term borrowings	$358,831	$375,276
Accounts payable, trade	287,628	304,277
Accounts payable, client accounts	304,800	269,344
Deferred revenue	147,120	122,842
Income taxes payable	518,994	516,940
Other accrued liabilities	635,816	644,437

Total current liabilities	2,253,189	2,233,116
Long-term obligations, net of current maturities	857,103	959,410
Other long-term liabilities	160,263	223,367
Deferred income taxes	1,129,994	1,265,530
Minority interest	24,881	5,514
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 846 shares issued and outstanding	—	—
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 410,485,690 and 398,992,572 shares, respectively, and outstanding 267,232,782 and 292,221,855 shares, including 231,204 and 144,698 shares of restricted stock, respectively	410	399
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 32,314,998 shares and outstanding 25,599,998 shares	32	32
Additional paid-in capital	14,636,478	14,341,668
Retained earnings	320,711	128,076
Accumulated other comprehensive income	76,505	26,073
Treasury stock 143,252,908 and 106,770,717 shares, respectively	(6,260,145)	(5,260,422)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)

Total shareholders' equity	8,768,993	9,230,828

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,194,423	$13,917,765

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

																Note Receivable From Key Executive for Stock Issuance
						Class B Convertible Common Stock $.001 Par Value				Class B Convertible Common Stock $.01 Par Value
		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value				Common Stock $.01 Par Value						Accum Other Common Comp. Income
												Addit. Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2003	$14,415,585	$131	13,118	$—	—	$—	—	$3,395	339,504	$323	32,315	$13,638,644	$2,276,952	$36,896	$(1,535,758)	$(4,998)
Comprehensive income:
Net earnings for the year ended December 31, 2004	164,861	—	—	—	—	—	—	—	—	—	—	—	164,861	—	—	—
Unrealized gains on available for sale securities	17,104	—	—	—	—	—	—	—	—	—	—	—	—	17,104	—	—
Foreign currency translation	28,021	—	—	—	—	—	—	—	—	—	—	—	—	28,021	—	—
Net losses on derivative contracts	(970)	—	—	—	—	—	—	—	—	—	—	—	—	(970)	—	—

Comprehensive income	209,016

Non-cash compensation expense	241,214	—	—	—	—	—	—	—	—	—	—	241,214	—	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	170,485	—	—	—	—	—	—	90	8,988	—	—	170,395	—	—	—	—
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	12,352	—	—	—	—	—	—	—	—	—	—	12,352	—	—	—	—
Dividends on preferred stock	(13,053)	—	—	—	—	—	—	—	—	—	—	—	(13,053)	—	—	—
Purchase of treasury stock	(430,295)	—	—	—	—	—	—	—	—	—	—	—	—	—	(430,295)	—

Balance as of December 31, 2004	$14,605,304	$131	13,118	$—	—	$—	—	$3,485	348,492	$323	32,315	$14,062,605	$2,428,760	$81,051	$(1,966,053)	$(4,998)
Comprehensive income:
Net earnings for the year ended December 31, 2005	876,150	—	—	—	—	—	—	—	—	—	—	—	876,150	—	—	—
Unrealized losses on available for sale securities	(22,709)	—	—	—	—	—	—	—	—	—	—	—	—	(22,709)	—	—
Foreign currency translation	(31,715)	—	—	—	—	—	—	—	—	—	—	—	—	(31,715)	—	—
Net losses on derivative contracts	(554)	—	—	—	—	—	—	—	—	—	—	—	—	(554)	—	—

Comprehensive income	821,172

Non-cash compensation expense	192,266	—	—	—	—	—	—	—	—	—	—	192,266	—	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	32,427	—	—	7	7,150	—	—	54	5,458	—	—	32,366	—	—	—	—
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	75,820	—	—	—	—	—	—	—	—	—	—	75,820	—	—	—	—
Dividends on preferred stock	(7,938)	—	—	—	—	—	—	—	—	—	—	—	(7,938)	—	—	—
Sale of VUE interests	33,627	—	—	—	—	—	—	—	—	—	—	1,428,530	—	—	(1,394,903)	—
Issuance of securities in connection with the IAC Search & Media acquisition	1,736,788	—	—	—	—	—	—	379	37,856	—	—	1,736,409	—	—	—	—
Issuance of common stock upon conversion of convertible notes and exercise of certain warrants	3,507	—	—	—	37	—	—	—	—	—	—	3,507	—	—	—	—
Recapitalization of common stock (a)	—	—	—	392	391,806	32	32,315	(3,918)	(391,806)	(323)	(32,315)	3,817	—	—	—	—
Redemption of preferred stock	(655,727)	(131)	(13,117)	—	—	—	—	—	—	—	—	(655,596)	—	—	—	—
Spin-Off of Expedia to shareholders	(5,812,352)	—	—	—	—	—	—	—	—	—	—	(2,643,456)	(3,168,896)	—	—	—
Recognition of derivatives related to convertible notes and certain warrants, net	105,400	—	—	—	—	—	—	—	—	—	—	105,400	—	—	—	—
Purchase of treasury stock	(1,899,466)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,899,466)	—

Balance as of December 31, 2005	$9,230,828	$—	1	$399	398,993	$32	32,315	$—	—	$—	—	$14,341,668	$128,076	$26,073	$(5,260,422)	$(4,998)

																Note Receivable From Key Executive for Stock Issuance
						Class B Convertible Common Stock $.001 Par Value				Class B Convertible Common Stock $.01 Par Value
		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value				Common Stock $.01 Par Value						Accum Other Common Comp. Income
												Addit. Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares
	(In thousands)
Comprehensive income:
Net earnings for the year ended December 31, 2006	192,635	—	—	—	—	—	—	—	—	—	—	—	192,635	—	—	—
Unrealized gains on available for sale securities	763	—	—	—	—	—	—	—	—	—	—	—	—	763	—	—
Foreign currency translation	45,350	—	—	—	—	—	—	—	—	—	—	—	—	45,350	—	—
Net gains on derivative contracts	4,319	—	—	—	—	—	—	—	—	—	—	—	—	4,319	—	—

Comprehensive income	243,067	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Non-cash compensation expense	88,174	—	—	—	—	—	—	—	—	—	—	88,174	—	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	94,008	—	—	8	7,972	—	—	—	—	—	—	94,000	—	—	—	—
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	2,186	—	—	—	—	—	—	—	—	—	—	2,186	—	—	—	—
Issuance of common stock upon conversion of convertible notes and exercise of certain warrants	92,685	—	—	3	3,521	—	—	—	—	—	—	92,682	—	—	—	—
Purchase of treasury stock	(999,723)	—	—	—	—	—	—	—	—	—	—	—	—	—	(999,723)	—
Spin-Off of Expedia to shareholders (b)	17,768	—	—	—	—	—	—	—	—	—	—	17,768	—	—	—	—

Balance as of December 31, 2006	$8,768,993	$—	1	$410	410,486	$32	32,315	$—	$—	$—	$—	$14,636,478	$320,711	$76,505	$(6,260,145)	$(4,998)

        Accumulated other comprehensive income, net of tax is comprised of unrealized (losses) gains on available for sale securities of $(4,397), $(5,160) and $17,549 at December 31, 2006, 2005 and 2004, respectively, foreign currency translation adjustments of $78,547, $33,197 and $64,912 at December 31, 2006, 2005 and 2004, respectively, and net gains (losses) on derivative contracts of $2,355, $(1,964) and $(1,410) at December 31, 2006, 2005 and 2004, respectively.

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
(b)
Due to a reconciliation of federal and state income taxes for the 2005 period prior to the Spin-Off and as provided for in the tax sharing agreement entered into with Expedia at the time of the Spin-Off, the Company recorded a $17.8 million reduction to the amount distributed to Expedia shareholders due to a reduced tax liability.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Earnings before preferred dividends	$192,635	$876,150	$164,861
Less: (income) loss from discontinued operations, net of tax	(17,846)	(279,794)	63,137

Earnings from continuing operations	174,789	596,356	227,998
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Depreciation and amortization of intangibles	339,210	320,225	312,239
Goodwill impairment	189,085	—	—
Non-cash compensation expense	92,344	137,537	70,326
Amortization of cable distribution fees	29,565	70,401	69,232
Amortization of non-cash marketing	37,125	—	1,302
Deferred income taxes	12,048	(1,070,271)	(5,059)
Excess tax benefits from stock-based awards	—	152,710	101,776
Gain on sales of loans held for sale	(221,400)	(179,026)	(7,859)
Gain on sale of VUE interests	—	(523,487)	—
Equity in income of unconsolidated affiliates, net of dividends	(33,324)	(44,346)	(31,867)
Non-cash interest income	—	(17,573)	(41,703)
Minority interest in income of consolidated subsidiaries	(548)	2,229	3,159
Increase in cable distribution fees	(16,876)	(24,011)	(20,093)
Changes in current assets and liabilities:
Accounts and notes receivable	(69,323)	(45,711)	(34,386)
Origination of loans held for sale	(7,841,607)	(7,381,439)	(246,249)
Proceeds from sales of loans held for sale	8,089,128	7,394,209	229,865
Inventories	(26,067)	3,319	(23,019)
Prepaids and other assets	(14,387)	(31,906)	(5,713)
Accounts payable, income taxes payable and accrued liabilities	(1,504)	446,596	(186,461)
Deferred revenue	22,151	33,557	28,487
Funds collected by Ticketing on behalf of clients, net	2,593	70,889	15,335
Other, net	51,340	7,244	15,759

Net cash provided by (used in) operating activities attributable to continuing operations	814,342	(82,498)	473,069

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(117,580)	(693,388)	(234,743)
Capital expenditures	(251,427)	(222,912)	(155,954)
Purchases of marketable securities	(934,769)	(2,158,694)	(3,368,128)
Proceeds from sales and maturities of marketable securities	1,543,818	3,124,145	2,647,501
(Increase) decrease in long-term investments	(13,454)	(32,363)	13,284
Proceeds from sale of VUE interests	—	1,882,291	—
Proceeds from sale of discontinued operations	267,637	183,016	—
Other, net	(6,822)	21,934	6,740

Net cash provided by (used in) investing activities attributable to continuing operations	487,403	2,104,029	(1,091,300)

Cash flows from financing activities attributable to continuing operations:
Borrowings under warehouse lines of credit	7,700,842	7,217,327	243,723
Repayments of warehouse lines of credit	(7,724,663)	(7,054,488)	(218,522)
Borrowings	—	80,000	—
Principal payments on long-term obligations	(13,827)	(400,200)	(1,479)
Purchase of treasury stock	(983,208)	(1,848,258)	(430,295)
Issuance of common stock, net of withholding taxes	93,780	(19,887)	147,283
Excess tax benefits from stock-based awards	17,997	—	—
Redemption of preferred stock	—	(655,727)	—
Preferred dividends	—	(9,569)	(13,053)
Other, net	15,868	(12,384)	12,568

Net cash used in financing activities attributable to continuing operations	(893,211)	(2,703,186)	(259,775)

Total cash provided by (used in) continuing operations	408,534	(681,655)	(878,006)

Net cash provided by operating activities attributable to discontinued operations	6,252	763,861	767,279
Net cash (used in) provided by investing activities attributable to discontinued operations	(6,317)	(19,794)	339,658
Net cash provided by (used in) financing activities attributable to discontinued operations	765	(47,882)	5,640

Total cash provided by discontinued operations	700	696,185	1,112,577
Effect of exchange rate changes on cash and cash equivalents	31,826	(27,148)	5,510

Net increase (decrease) in cash and cash equivalents	441,060	(12,618)	240,081
Cash and cash equivalents at beginning of period	987,080	999,698	759,617

Cash and cash equivalents at end of period	$1,428,140	$987,080	$999,698

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

        IAC operates leading and diversified businesses in sectors being transformed by the internet, online and offline...our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. Our operating businesses provide products and services through a diversified portfolio of specialized and global brands and are organized into the following sectors:

  •
  Retailing, which includes the U.S. and International reporting segments;

  •
  Services, which includes the Ticketing, Lending, Real Estate and Home Services reporting segments;

  •
  Media & Advertising; and

  •
  Membership & Subscriptions, which includes the Vacations, Personals and Discounts reporting segments.

        IAC businesses enable billions of dollars of consumer-direct transactions and advertising for products and services via interactive distribution channels. All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

Retailing

  U.S.

        Retailing U.S. markets and sells a wide range of third party and private label merchandise directly to consumers through (i) television home shopping programming broadcast on the HSN television network, (ii) catalogs, which consist primarily of the Cornerstone Brands portfolio of leading print catalogs and (iii) websites, which consist primarily of HSN.com, Shoebuy.com and branded websites operated by Cornerstone Brands.

  International

        Retailing International consists of HSE-Germany, which operates a German-language television home shopping business that is broadcast 24 hours a day, seven days a week, in Germany, Austria and Switzerland, as well as minority interests in home shopping businesses in Japan and China.

Services

  Ticketing

        Ticketing consists primarily of Ticketmaster, a leading provider of online and offline ticketing services. Ticketmaster and its affiliated brands and businesses provide these services through Ticketmaster-owned and affiliated websites, call centers and independent retail outlets, serving many of the foremost venues, entertainment facilities, promoters and professional sports franchises in the United States and abroad, including Australia, Canada, Denmark, Finland, Germany, Ireland, the Netherlands, New Zealand, Norway, Spain, Sweden, Turkey and the United Kingdom. Ticketmaster is also a party to a joint venture with a third party to provide ticket distribution services in Mexico and a joint venture with a third party to supply ticketing services for the 2008 Beijing Olympic Games. Ticketmaster also licenses its technology in Mexico and other Latin American countries. In April 2005, Ticketmaster acquired the remaining interest in its Australian joint venture. Accordingly, the Company began to consolidate the results of the Australian joint venture effective April 2005. Ticketing also includes ReserveAmerica, a leading provider of campground reservation services and software to United States federal and state agencies.

  Lending

        Lending consists of businesses that offer lending and lending-related products and services, including loan settlement services, through online exchanges that connect consumers and service providers in the lending industry, other Lending-owned and affiliated websites and the telephone. Lending's businesses also originate, process, approve and fund various residential real estate loans under two brand names, LendingTree Loans and Home Loan Center (collectively, "LendingTree Loans").

  Real Estate

        Real Estate primarily consists of RealEstate.com, an online network that connects consumers with real estate agents and brokerages around the country, iNest, an online provider of real estate services in the case of newly constructed homes, and a proprietary real estate brokerage business that currently operates in eight markets.

  Home Services

        Home Services consists of ServiceMagic, a leading online marketplace that connects consumers with pre-screened, customer-rated home service professionals by way of its various patent-pending, proprietary technologies. ServiceMagic acquired ImproveNet in August 2005 and these two businesses have integrated their operations.

Media & Advertising

        Media & Advertising consists of IAC Search & Media, formerly known as Ask Jeeves, Inc., a provider of information search and related services, Citysearch, a network of local city guide websites, and Evite, a social planning web site. IAC Search & Media provides information search services to computer users through Ask-Global, which includes Ask.com and other proprietary websites; provides downloadable consumer applications, distributes search boxes and operates content-rich portals through IAC Consumer Applications and Portals; and provides advertising services through IAC Advertising Solutions.

Membership & Subscriptions

  Vacations

        Vacations consists of Interval, a leading membership-services company providing timeshare exchange and other value-added programs to its timeshare-owning members and resort developers worldwide.

  Personals

        Personals consists primarily of Match.com, as well as uDate.com, Chemistry.com and related brands, all of which offer single adults a private and convenient environment for meeting other single adults through their respective websites, as well as through Match.com's affiliated networks.

  Discounts

        Discounts consists of Entertainment Publications, a leading marketer of coupon books, discounts, merchant promotions, gift wrap and other products.

Discontinued Operations

        On August 9, 2005, IAC completed the separation of its travel and travel-related businesses and investments (other than Interval and TV Travel Shop) into an independent public company. We refer to this transaction as the "Spin-Off" and to the new company that holds IAC's former travel and travel-related business and investments as "Expedia." Immediately prior to the Spin-Off, IAC effected a one-for-two reverse stock split.

        During the second quarter of 2005, the Company sold its 48.6% ownership in EUVÍA and TV Travel Shop ceased operations. During the second quarter of 2006, Quiz TV Limited, which was previously reported in our Emerging Businesses group, ceased operations. Additionally, during the fourth quarter of 2006, PRC, IAC's Teleservices subsidiary, was sold and iBuy, which was also previously reported in IAC's Emerging Businesses group, was classified as held for sale.

        Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include Expedia through August 8, 2005, EUVÍA through June 2, 2005 and PRC through November 28, 2006. TV Travel Shop, Quiz TV Limited and iBuy are presented as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented. PRC is presented as a discontinued operation in the accompanying consolidated balance sheet at December 31, 2005.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Accounting for Investments

        The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all voting controlled subsidiaries or affiliates of the Company that are not considered variable interest entities. Intercompany transactions and accounts have been eliminated.

        Investments in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the cost method. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company's ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company's existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

Revenue Recognition

Retailing

        Revenue from Retailing primarily consists of merchandise sales and is reduced by incentive discounts and sales returns to arrive at net sales. Revenue is recorded when products are shipped. Retailing's sales policy allows customers to return merchandise for a full refund or exchange, subject in some cases to restocking fees and exceptions for certain merchandise. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. The Company believes that actual returns of Retailing product sales have not materially varied from estimates in any of the financial statement periods presented. Retailing U.S.'s estimated return rates were 17.7% in 2006, 16.5% in 2005 and 16.2% in 2004.

Services

  Ticketing

        Revenue from Ticketmaster primarily consists of revenue from ticketing operations, which is recognized as tickets are sold, and is recorded on a net basis as the company acts as an agent in these transactions. Interest income is earned on funds that are collected from ticket purchasers and invested until remittance to the applicable clients. As the process of collecting, holding and remitting these funds is a critical component of providing service to these clients, the interest earned on these funds is included in revenue.

  Lending

  LendingTree

        LendingTree's exchange revenue principally represents transmit fees and closed-loan fees paid by lenders that received a transmitted loan request or closed a loan for a consumer that originated through one of LendingTree's websites or affiliates. Transmit fees are recognized at the time qualification forms are transmitted, while closed-loan fees are recognized at the time the lender reports the closed loan to LendingTree, which may be several months after the qualification form is transmitted.

  LendingTree Loans

        LendingTree Loans' revenue is primarily derived from the origination and sale of loans. Mortgage and home equity loans are funded through warehouse lines of credit and sold to loan purchasers typically within thirty days. The gain or loss on the sale of loans to investors is recognized at the date the loans are sold and is based on the difference between the sale proceeds received and the carrying value of the loans, which includes deferred loan origination fees less certain direct origination costs and other processing costs. LendingTree Loans sells its loans on a servicing released basis in which LendingTree Loans gives up the right to service the loan on an ongoing basis, thereby earning an additional premium upon sale. The recognition of gain or loss on the sale of loans is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

  Real Estate

        Real Estate earns revenue from subscription and cooperative brokerage fees paid by real estate professionals participating on its exchange and from commissions paid by consumers for closing a real estate transaction on their behalf. Subscription fees are recognized over the subscription period. Cooperative brokerage fees are recognized when the transmission of a consumer's information results in the purchase or sale of a home and the transaction is reported closed by the participating real estate professional. Commissions are recognized at the time the real estate transaction is closed.

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

Media & Advertising

        The Media & Advertising segment generates revenue from the following main sources: sales, syndication and display of paid listings, branded advertising and other syndicated services; licensing of its search technologies; and advertising sales and services. There are several pricing plans for Internet advertisements, and the way in which ad revenue is earned varies among them. Depending upon the pricing terms, revenue might be earned every time a graphic ad is displayed, every time a user clicks on an ad, every time a user indicates interest in the advertised topic or every time a user clicks-through on the ad and takes a specified action on the destination site.

Membership & Subscriptions

  Vacations

        Revenue, net of sales incentives, from Interval membership agreements is deferred and recognized over the terms of the applicable agreements, ranging from one to five years, on a straight-line basis. Generally, membership agreements are cancelable and refundable on a pro-rata basis. Direct costs of acquiring membership agreements and direct costs of sales related to deferred membership revenue are also deferred and amortized on a straight-line basis over the applicable membership terms. Revenue from vacation transactions is recognized when Interval provides confirmation of the vacation, at which time the fee is nonrefundable.

  Personals

        Subscription fee revenue is generated from customers who subscribe to online matchmaking services on Match.com and the company's other personals web sites. Subscription fee revenue is recognized over the period the services are provided.

  Discounts

        Product revenue primarily represents the sale of coupon books, gift-wrap and other products through schools, community groups and other organizations. Under the terms of typical sales arrangements, coupon books are provided on consignment and revenue earned on such arrangements is recognized upon receipt of proceeds from the consignee, which is when collection is assured. Gift-wrap and other product revenue is recognized when the products are delivered.

Other

        Revenue from all other sources is recognized either upon delivery or when the service is provided.

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

Restricted Cash

        Restricted cash at December 31, 2006 primarily includes minimum required balances that LendingTree Loans maintains in connection with its warehouse lines of credit. In addition, restricted cash includes balances required to be maintained in connection with a currency swap agreement and casualty insurance coverage. Restricted cash at December 31, 2005 also included the remaining proceeds from the New York City Industrial Development Agency Liberty Bonds (IAC/InterActiveCorp Project), Series 2005 financing, which were spent during the year ended December 31, 2006.

Marketable Securities

        The Company accounts for marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The Company invests in certain marketable securities, which consist primarily of short-to-intermediate-term debt securities issued by the U.S. government, U.S. government agencies and municipalities, foreign sovereignties and high-quality corporate securities. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. All marketable securities are classified as available-for-sale and are reported at fair value based on quoted market prices. The unrealized gains and losses on these securities, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of a security sold or the amount reclassified from accumulated other comprehensive income into earnings.

        The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the obligor, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and a new cost basis in the investment is established.

Accounts Receivable

        Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. HSN provides extended payment terms to its customers, known as Flexpay. Flexpay is offered on certain products sold by HSN. Revenue is recorded when products are shipped, at which time HSN collects the first payment, sales tax and all shipping and handling fees. Subsequent collections are due from customers in 30-day increments payable automatically by credit card. HSN offers Flexpay programs ranging from two to six interest-free payments. Flexpay receivables consist of outstanding balances owed by customers, less a reserve for uncollectible balances. The balance of Flexpay receivables, net of allowance, at December 31, 2006 and 2005 was $119.1 million and $119.4 million, respectively. Also included in accounts receivable are client accounts receivable at Ticketmaster, which are due principally from ticketing outlets and credit card processors and represent the face value of tickets sold plus convenience charges, generally net of outlet commissions. The balance of Ticketmaster client accounts receivable at December 31, 2006 and 2005 was $75.4 million and $53.4 million, respectively. Ticketmaster client accounts receivable are not netted against Ticketmaster client accounts payable, which represent contractual amounts due to clients for tickets sold on behalf of the organizations that sponsor the event.

        Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's current ability to pay its obligation to the Company and the condition of the general economy and the customer's industry as a whole. The Company writes off accounts receivable when they become uncollectible.

Loans Held for Sale

        LendingTree Loans originates residential loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first and second mortgage loans that are secured by residential real estate throughout the United States. Loans held for sale are carried at the lower of cost or market value determined on an individual basis for loans that have been impaired and on an aggregate basis for loans that have not been impaired. The cost basis of loans held for sale includes the capitalized cost associated with the interest rate lock commitments, deferred origination fees, deferred origination costs and the effects of hedge accounting. The market value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. Loans held for sale are pledged as collateral under LendingTree Loans' warehouse lines of credit. The Company's LendingTree Loans business relies substantially on the secondary mortgage market as all of the loans that are funded are sold into this market.

        Loan origination fees (income) and costs related to funded loans held for sale (including direct costs of origination as well as payroll and administration costs associated with the origination process) are capitalized and deferred until the loan is sold. Upon sale of the loan, the origination fees and costs are recognized as a component of the gain on sale of loans. Origination costs related to unsuccessful loan origination efforts are recorded as operating expenses in the period incurred. Interest on mortgage loans held for sale is recorded to income as earned. Interest is only accrued if deemed collectible.

        LendingTree Loans sells the loans it originates to investors on a servicing released basis without recourse, so the risk of loss or default by the borrower is generally transferred to the investor. However, LendingTree Loans is required by these investors to make certain representations relating to credit information, loan documentation and collateral. To the extent LendingTree Loans does not comply with such representations, or there are early payment defaults, LendingTree Loans may be required to repurchase loans or indemnify the investors for losses. In connection with a majority of its loan sales agreements, LendingTree Loans is also responsible for a minimum number of payments to be made on each loan. In the event the minimum number of payments are not made by the borrower, LendingTree Loans may be required to refund a portion of the premium paid to it by the loan investor. In the case of early payment default, if a borrower prepays a loan prior to the end of the prepayment penalty period, LendingTree Loans may be required to repay all or a portion of the premium initially paid by the investor. As such, LendingTree Loans records a liability for the estimated recourse obligation based on historical loss frequency, loss severity data and current unpaid balances of the loans sold. In determining the exposure associated with defaults of representations made to investors, management evaluates the loans as a group. In determining the exposure associated with early loan payoffs, management evaluates the loans by type. As of December 31, 2006 and 2005, the liability was $3.8 million and $3.1 million, respectively. For the years ended December 31, 2006 and 2005 and for the period from acquisition to December 31, 2004, LendingTree Loans increased the liability by approximately $6.0 million, $4.7 million and $0.2 million, respectively, as a reduction in revenue. In 2006 and 2005, $5.3 million and $2.7 million were paid, respectively, thereby reducing the liability and no amounts were paid in 2004. Actual losses are charged to the loss liability when incurred and management evaluates the adequacy of the liability calculations quarterly.

Inventories

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

Asset Category	Depreciation Period
Computer and broadcast equipment	1 to 10 Years
Buildings and leasehold improvements	3 to 40 Years
Furniture and other equipment	3 to 10 Years

Goodwill and Indefinite-Lived Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the combination as of the acquisition date. The Company tests goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded.

Long-Lived Assets and Intangible Assets with Definite Lives

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), long-lived assets, including property, plant and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Amortization of intangibles is recorded on a straight-line basis over their estimated lives.

Cable Distribution Fees

        Cable distribution fees relate to upfront fees paid in connection with annual or multi-year cable contracts for carriage of Retailing's U.S. programming. These fees are amortized on a straight-line basis over the terms of the respective contracts.

Derivative Instruments

        In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates and foreign exchange rates using financial instruments deemed appropriate by management. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps and forward contracts, to hedge certain interest rate and foreign exchange exposures. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, respectively, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Derivative positions are used only to manage underlying exposures of IAC. IAC does not use derivative financial instruments for speculative purposes. The Company formally designates and documents all of its hedging relationships as either fair value hedges or cash flow hedges, as applicable, and documents the objective and strategy for undertaking the hedge transactions. IAC applies hedge accounting based upon the criteria established by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company records all derivative instruments at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the statement of operations or other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of operations when the hedged transaction affects earnings. For a derivative designated as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations. See Note 16 for a description of IAC's derivative financial instruments, including derivatives created in the Spin-Off.

Advertising

        Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and principally represent offline costs, including television and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Catalog costs are capitalized on a catalog by catalog basis and are amortized over the expected period of future benefits. Advertising expense was $862.8 million, $579.0 million and $223.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Amortization of Non-Cash Marketing

        Amortization of non-cash marketing consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the "NBC Universal Advertising"). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost. Amortization of non-cash marketing in 2004 consists of distribution and marketing expense recognized by Ticketmaster, Citysearch and Match.com related to barter arrangements, which expired in March 2004, for distribution secured from third parties.

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

Earnings Per Share

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

Foreign Currency Translation and Transaction Gains and Losses

        The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income (loss), a separate component of shareholders' equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of operations.

        Foreign currency transaction net gains for the years ended December 31, 2006, 2005 and 2004 were $2.8 million, $6.0 million and $10.9 million, respectively, and are included in "Other income" in the accompanying consolidated statements of operations.

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore has not restated results for prior periods. See Note 4 for a further description of the impact of the adoption of SFAS 123R, Staff Accounting Bulletin No. 107 ("SAB 107"), and the Company's stock compensation plans.

Minority Interest in Income of Consolidated Subsidiaries

        Minority interest in 2006 primarily represents minority ownership in certain operations included in the U.S. reporting segment of the Retailing sector, certain international operations of Ticketmaster and certain operations included in the Emerging Businesses group. Minority interest in 2005 and 2004 primarily represents minority ownership in certain international operations of Ticketmaster.

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

        Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of long-lived assets, including goodwill and intangible assets, deferred income taxes, including related valuation allowances, various other allowances, reserves and accruals, and assumptions related to the determination of stock-based compensation.

Certain Risks and Concentrations

        The Company's business is subject to certain risks and concentrations including dependence on third party technology providers, exposure to risks associated with online commerce security and credit card fraud. The Company also depends on third party service providers for processing certain fulfillment services.

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

Recent Accounting Pronouncements

        On February 15, 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value with the objective of reducing both the complexity in the accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, but subject to certain conditions. Effects of the fair value measurements shall be reported in earnings. Fair value measurements relating to SFAS No. 159 cannot be applied retrospectively. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position, results of operations and cash flows.

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

        On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, "Accounting for Contingencies."

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

        The Company is required to adopt the provisions of FIN 48 effective January 1, 2007. The cumulative effect of the adoption of FIN 48 will be treated as an adjustment to January 1, 2007 retained earnings in the first quarter of 2007. Accordingly, the adoption of FIN 48 will have no impact on the reported earnings or cash flows of the Company. The Company has not yet completed its assessment of the impact of adopting FIN 48.

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

Reclassifications

        The accompanying balance sheet at December 31, 2005 and the consolidated statements of operations and cash flows for the years ended December 31, 2005 and 2004 have been reclassified to present Quiz TV Limited, PRC and iBuy as discontinued operations. See Note 10 for a further description of discontinued operations. Amortization of cable distribution fees, which was reported separately in the accompanying consolidated statements of operations for the years ended December 31, 2005 and 2004, has been included in selling and marketing expense to conform with the current period presentation. Non-cash compensation expense, which was reported separately in the accompanying consolidated statements of operations for the years ended December 31, 2005 and 2004, has been reclassified to conform with the current period presentation. See Note 4 for a further description of this reclassification. In addition, certain other prior period amounts have been reclassified to conform with the current year presentation.

NOTE 3—BUSINESS ACQUISITIONS

        There were no significant business acquisitions completed by the Company in 2006. Business acquisitions completed by the Company during 2005 and 2004 are described below.

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

        IAC obtained an independent valuation of identifiable intangible assets acquired. This valuation identified $406.2 million of intangible assets other than goodwill. The goodwill recognized amounted to $1.4 billion. The trade names acquired were identified as indefinite-lived intangible assets and $266.9 million was allocated to these assets. Intangibles with definite lives included existing technology ($108.7 million), distribution agreements ($4.6 million), customer lists ($17.1 million), advertising relationships ($4.2 million) and other ($4.7 million) and are being amortized over a weighted-average period of 4.3 years. None of the amount allocated to goodwill is tax deductible. The purchase price paid for IAC Search & Media was based on historical as well as expected performance metrics. The Company viewed IAC Search & Media's revenue, operating income, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to consideration that resulted in recognition of a significant amount of goodwill for a number of reasons including: IAC Search & Media's market position and brand; IAC Search & Media's business model which complements the business models of the Company's other businesses; growth opportunities in the markets in which IAC Search & Media operates; and IAC Search & Media's distinctly unique, proprietary and exclusive service lines which should enable the Company to grow. As a result, the predominant portion of the consideration was based on the expected financial performance of IAC Search & Media, and not the asset value on the books of IAC Search & Media at the time of acquisition.

  Cornerstone Brands Acquisition

        On April 1, 2005, the Company completed its acquisition of Cornerstone Brands, a portfolio of leading print catalogs and online retailing sites that sell home products and leisure and casual apparel, for approximately $715 million, principally in cash. Cornerstone Brands is included in IAC's Retailing U.S. operating segment. IAC obtained an independent valuation of identifiable intangible assets acquired. This valuation identified $309.1 million of intangible assets other than goodwill. The goodwill recognized amounted to $456.4 million. The trade names acquired were identified as indefinite-lived intangible assets and $269.4 million was allocated to these assets. Intangibles with definite lives included customer lists ($31.4 million), existing technology ($4.1 million), vendor and supply agreements ($3.0 million) and intellectual property ($1.2 million) and are being amortized over a weighted-average period of 4.5 years. None of the amount allocated to goodwill is tax deductible. The purchase price paid for Cornerstone Brands was based on historical as well as expected performance metrics. The Company viewed Cornerstone Brands' revenue, operating income, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including: Cornerstone Brand's market position and brands; Cornerstone Brand's business model which complements the business models of the Company's other businesses; growth opportunities in the markets in which Cornerstone Brands operates; and Cornerstone Brand's distinctly unique, proprietary and exclusive product lines which should enable the Company to grow. As a result, the predominant portion of the purchase price was based on the expected financial performance of Cornerstone Brands, and not the asset value on the books of Cornerstone Brands at the time of the acquisition.

Acquisitions completed in 2004

  Home Loan Center Acquisition

        On December 14, 2004, LendingTree acquired all of the outstanding stock of Home Loan Center, now referred to as LendingTree Loans, a consumer direct mortgage lender. LendingTree Loans is included in IAC's Lending operating segment. LendingTree Loans derives its income primarily from the origination of mortgage loans and the subsequent sale of the loans to investors. The Company allocated a portion of the purchase price to record an increase in the recorded value of loans held for sale to fair value of $2.3 million; record the fair value of interest rate lock commitments of $4.1 million; and record the value of the unlocked consumer loan commitments in the "pipeline" of $1.5 million. IAC obtained an independent valuation of intangible assets acquired. This valuation identified $7.5 million of intangible assets other than goodwill. Intangibles with definite lives included trade names ($3.3 million), existing technology ($2.3 million), covenant-not-to-compete ($1.8 million) and customer lists ($0.1 million) and are being amortized over a weighted-average period of 2.8 years. Additional contingent purchase price may be earned by the LendingTree Loans stockholders based on the earnings performance of LendingTree Loans through December 31, 2007 (the "earnout period"). Since the additional contingent purchase is contingent upon future earnings, no liability is recorded for such amounts at December 31, 2006.

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

NOTE 4—ADOPTION OF SFAS 123R AND STOCK-BASED COMPENSATION

        Effective January 1, 2006, the Company adopted SFAS 123R and has applied the classification provisions of SAB 107 regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies in its adoption of SFAS 123R.

        The adoption of SFAS 123R did not impact the amount of stock-based compensation expense recorded in the accompanying consolidated statements of operations for the year ended December 31, 2006, since the Company had previously adopted the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under SFAS No. 123, the Company recognized expense for all stock-based compensation instruments granted or modified on or after January 1, 2003 and provided pro forma information in the notes to its consolidated financial statements to illustrate the effect on net earnings as if all stock-based compensation instruments granted prior to January 1, 2003 were being expensed. On August 9, 2005, the Company began recognizing expense for all stock-based compensation instruments granted prior to January 1, 2003 due to the modification of all such instruments in connection with the Spin-Off. Prior to the adoption of SFAS 123R, the entire tax benefit from stock-based compensation was reported as a component of operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the stock-based compensation cost recognized in the consolidated statement of operations are reported as a component of financing cash flows. For the year ended December 31, 2006, excess tax benefits from stock-based compensation of $18.0 million are included as a component of financing cash flows. For the years ended December 31, 2005 and 2004, excess tax benefits from stock-based compensation of $152.7 million and $101.8 million, respectively, are included as a component of operating cash flows.

        The following table illustrates the effect on net earnings available to common shareholders and net earnings per share as if the fair value-based method under SFAS No. 123 had been applied to all outstanding and unvested awards for the years ended December 31, 2005 and 2004:

	Years ended December 31,
	2005	2004
	(In thousands, except per share data)

Net earnings available to common shareholders, as reported	$868,212	$151,808
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	119,125	147,824
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(102,055)	(166,945)

Pro forma net earnings available to common shareholders	$885,282	$132,687

Net earnings per share available to common shareholders:
Basic as reported	$2.64	$0.44
Basic pro forma	$2.69	$0.38
Diluted as reported	$2.46	$0.41
Diluted pro forma	$2.51	$0.36

        Pro forma information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value-based method. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model. In conjunction with the Spin-Off and the adoption of SFAS 123R, the Company conducted an assessment of certain assumptions used in determining the expense related to stock-based compensation which was completed in the third quarter of 2005. The cumulative effect of a change in the Company's estimate related to the number of stock-based awards that were expected to vest resulted in a reduction in stock-based compensation expense of $5.5 million which is included in continuing operations and $35.3 million related to Expedia which is included in discontinued operations. The after-tax effect of this change in estimate on earnings and earnings per share from continuing operations, income from discontinued operations and net income is $3.5 million or $0.01 per share, $22.0 million or $0.06 per share and $25.5 million or $0.07 per share, respectively. In addition, the deduction line item in the table above included in the determination of pro forma expense for the year ended December 31, 2005, includes a favorable adjustment of $20.6 million due to the cumulative effect of the change in the Company's estimate related to the number of stock-based awards that were expected to vest. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis.

        IAC currently has three active plans under which future awards may be granted, all of which currently cover outstanding stock options to acquire shares of IAC common stock, restricted stock units ("RSUs") and restricted stock, as well as provide for the future grant of these and other equity awards. These plans are: the IAC 2005 Stock and Annual Incentive Plan, the Amended and Restated IAC 2000 Stock and Annual Incentive Plan and the IAC 1997 Stock and Annual Incentive Plan. Under the IAC 2005 Stock and Annual Incentive Plan, the Company was originally authorized to grant stock options, RSUs and restricted stock, and other equity based awards for up to 25 million shares of IAC common stock. Under IAC's 2000 Stock and Annual Incentive Plan and 1997 Stock and Annual Incentive Plan, the Company is authorized to grant stock options, RSUs and restricted stock, and other equity based awards and the number of shares that remained available for future awards pursuant to the authorizations under each of these plans was adjusted to give effect to the reverse stock split and Spin-Off. All three of the active plans described above authorize the Company to grant awards to its employees, officers, directors and consultants.

        In addition, each of the three plans described above has a stated term of ten years and provides that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plans do not specify grant dates or vesting schedules as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Broad-based stock option awards to date have generally vested in equal annual installments over a four-year period (see below for discussion of 5-year cliff vesting options granted to the Company's Chairman), and RSU awards to date have generally vested in equal annual installments over a five-year period, in each case, from the grant date. In addition to equity awards outstanding under the three active plans discussed above, stock options and other equity awards outstanding under terminated plans and plans assumed in acquisitions are reflected in the information set forth below.

        Non-cash stock-based compensation expense related to stock options, restricted stock and RSUs is included in the following line items in the accompanying statements of operations for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Years ended December 31,
	2006	2005	2004
Cost of sales—product sales	$118	$93	$28
Cost of sales—service revenue	6,844	7,271	4,784
Selling and marketing expense	7,621	5,840	3,362
General and administrative expense	77,613	124,215	61,987
Other operating expense	148	118	165

Non-cash stock-based compensation expense before income taxes	92,344	137,537	70,326
Income tax benefit	(31,273)	(40,771)	(27,400)

Non-cash stock-based compensation expense after income taxes	$61,071	$96,766	$42,926

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

        As of December 31, 2006, there was approximately $265.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards. This cost is expected to be recognized over a weighted-average period of approximately 3.1 years.

Stock Options

        A summary of changes in outstanding stock options is as follows:

	December 31, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2006	31,815	$19.73
Granted	—	—
Exercised	(6,898)	15.17
Forfeited	(721)	22.32
Expired	(106)	32.42

Outstanding at December 31, 2006	24,090	$20.82	3.9	$417,221

Options exercisable	18,338	$16.89	2.5	$380,232

        The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. There were no stock options granted by the Company during the year ended December 31, 2006. Approximately 12.8 million and 0.4 million stock options were granted and assumed in acquisitions by the Company during the years ended December 31, 2005 and 2004, respectively.

        The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. For purposes of this model, no dividends have been assumed. Expected stock price volatilities are estimated based on the Company's historical volatility. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards, in effect at the grant date. The expected term of options granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. The following are the weighted average assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2005 and 2004: volatility factor of 42% and 43%, risk-free interest rate of 4.1% and 3.3%, expected term of 6.5 and 5 years, and a dividend yield of zero, respectively.

        The weighted average fair value of stock options granted during the year ended December 31, 2005 and 2004 at market prices equal to IAC's common stock on the grant date was $24.48 and $44.82, respectively.

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

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between IAC's closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of IAC's common stock. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $151.7 million, $428.4 million and $333.8 million, respectively.

        Cash received from stock option exercises and the related actual tax benefit realized for the years ended December 31, 2006, 2005 and 2004 were $104.7 million and $25.2 million; $99.4 million and $164.1 million; and $147.3 million and $122.3 million, respectively.

        The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at December 31, 2006	Weighted Average Exercise Price
	(Shares in thousands)
$0.00 to $10.00	1,641	4.7	$5.64	1,102	$4.62
$10.01 to $20.00	11,684	1.5	11.47	11,390	11.35
$20.01 to $30.00	4,297	5.4	25.14	3,490	25.12
$30.01 to $40.00	4,459	6.9	34.11	1,747	32.38
$40.01 to $50.00	1,885	7.1	47.39	485	45.91
$50.01 to $60.00	63	3.1	51.22	63	51.22
$60.01 to $70.00	10	3.2	68.17	10	68.17
$70.01 to $80.00	3	3.0	72.37	3	72.37
$80.01 to $90.00	8	3.1	84.18	8	84.18
$90.01 to $105.00	40	2.9	102.09	40	102.09

	24,090	3.9	$20.82	18,338	$16.89

Restricted Stock and Restricted Stock Units

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU equal to the fair value of IAC common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Committee at the time of grant. However, under the terms of outstanding IAC RSU awards, upon vesting, all awards to non-U.S. employees are to be settled in cash. The Company follows the guidance of SFAS 123R and accounts for these awards to non-U.S. employees as liabilities, which are marked to market each reporting period through earnings. At December 31, 2006, 2005 and 2004, approximately 0.4 million, 0.3 million and 0.3 million international awards were outstanding, respectively. Cash payments related to awards to international employees, including employees of businesses currently presented within discontinued operations, totaled $1.9 million, $2.9 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Each restricted stock and RSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests, and certain grants also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. The Company recognizes expense for all restricted stock and RSUs for which vesting is considered probable. For restricted stock and RSU grants to U.S. employees, the accounting charge is measured at the grant date as the fair value of IAC common stock and expensed ratably as non-cash compensation over the vesting term. The expense associated with RSU awards to non-U.S. employees is initially measured at fair value at the grant date and expensed ratably over the vesting term, subject to mark-to-market adjustments for changes in the price of IAC common stock, as compensation expense within general and administrative expense.

        Nonvested restricted stock and RSUs outstanding as of December 31, 2006 and changes during the year ended December 31, 2006 were as follows:

	Restricted Stock		RSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at January 1, 2006	142	$10.76	6,048	$28.94
Granted	200	28.31	5,140	29.49
Vested	(106)	11.75	(1,319)	28.80
Forfeited	(10)	14.91	(1,479)	28.79

Outstanding at December 31, 2006	226	$25.64	8,390	$29.33

        The weighted average fair value of restricted stock and RSUs granted during years ended December 31, 2006, 2005 and 2004 based on market prices of IAC's common stock on the grant date was $29.45, $25.96 and $59.68, respectively. The total intrinsic value of restricted stock and RSUs that vested during the years ended December 31, 2006, 2005 and 2004 was $53.0 million $55.0 million and $17.3 million, respectively. The total fair value of restricted stock and RSUs that vested during the years ended December 31, 2006, 2005 and 2004 was $39.3 million, $58.1 million and $18.5 million, respectively.

        In connection with the acquisitions of certain of its operating subsidiaries, and the funding of certain start-up businesses, IAC has granted restricted equity in the relevant business to certain members of the business' management. These management equity awards vest over a period of years or upon the occurrence of certain prescribed events. When acquiring or funding these entities, IAC has taken a preferred interest in the entity with a face value equal to the acquisition price or its investment cost, which accretes paid-in-kind dividends at a prescribed rate of return. The value of the management equity awards is tied to the value of the common stock, with management as a whole generally receiving a small minority of the total common stock outstanding. Accordingly, these minority interests only have value to the extent the relevant business appreciates at a greater rate than the relevant preferred dividend, but can have significant value in the event of significant appreciation. The interests are ultimately settled through varying put/call arrangements or on fixed settlement dates in common stock or cash at the option of IAC, with fair market value determined by negotiation or arbitration. The expense associated with these equity awards is initially measured at fair value at the grant date and is amortized ratably as non-cash compensation over the vesting term.

        Effective January 1, 2006, the founder and Chief Executive Officer of LendingTree was promoted to President and Chief Operating Officer of IAC ("COO"). In connection with his promotion, the terms and conditions of a portion of the COO's existing unvested management equity awards were modified (the "Modification"). In connection with the Modification, (i) a portion of the unvested management equity awards were exchanged for shares of IAC restricted stock, which will vest if certain service and performance conditions established by the Committee are met, and (ii) the terms and conditions applicable to the remaining unvested management equity awards regarding the valuation and settlement of these awards, were amended. The total incremental compensation cost resulting from the Modification was $8.7 million which will be recognized over the vesting period. For the year ended December 31, 2006, $4.1 million of the incremental compensation cost associated with the Modification was recognized in the accompanying consolidated statements of operations.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

        The Company assesses goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company performed its annual assessments for impairment of goodwill and indefinite-lived intangible assets as of October 1, 2006, 2005 and 2004 in connection with the preparation of its annual financial statements. Based upon its annual assessment in 2006, the Company recorded impairment charges related to the write-down of the goodwill and intangible assets of Entertainment Publications, Inc. ("EPI") (Discounts operating segment) of $189.1 million and $25.4 million, before tax, respectively, which were recorded as components of operating income in the accompanying statement of operations. The intangible assets impairment charge is included in amortization of intangibles. The write-down was determined by comparing the fair values of the reporting unit goodwill and intangible assets with the carrying amounts on the balance sheet. The fair values were determined based on a weighting of income and market approaches. The write-down primarily resulted from significant continued deterioration in the core fundraising channels in which EPI operates and the anticipated deterioration in EPI's fourth quarter 2006 financial performance. Based upon its annual assessment in 2004, the Company recorded an impairment charge related to the write-down to the goodwill of PRC (Teleservices operating segment) of $184.8 million, before tax, which is included in discontinued operations in the accompanying consolidated statement of operations. The write-down primarily resulted from continued competition and macroeconomic factors which negatively impacted industry valuations and PRC's fourth quarter 2004 financial performance. In addition, an impairment charge of $32.7 million was recorded in the fourth quarter of 2004 related to the write-off of certain intangible assets of TV Travel Shop, which is included in discontinued operations in the accompanying consolidated statement of operations. This impairment was recorded in 2004 due to management's reassessment of TV Travel Shop's expected future financial performance and the fair value of the assets was determined based on the present value of estimated future cash flows. In connection with the Spin-Off and establishment of the Lending and Real Estate operating segments, the Company allocated the goodwill of its former IAC Travel reporting unit to Expedia, TV Travel Shop and Interval and the goodwill of its former Financial Services and Real Estate reporting unit to the Lending and Real Estate operating segments based upon their relative fair values as of January 1, 2005 and September 30, 2005, respectively.

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	December 31,
	2006	2005
Goodwill	$6,972,697	$7,222,354
Intangible assets with indefinite lives	1,117,444	1,042,558
Intangible assets with definite lives, net	346,553	515,550

Total goodwill and intangible assets, net	$8,436,694	$8,780,462

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in the various acquisitions. At December 31, 2006, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Distribution agreements	$213,940	$(189,139)	$24,801	4.2
Purchase agreements	308,242	(203,857)	104,385	6.8
Customer lists	198,294	(102,216)	96,078	7.7
Technology	204,832	(120,918)	83,914	4.3
Merchandise agreements	38,457	(31,154)	7,303	4.7
Other	75,363	(45,291)	30,072	4.5

Total	$1,039,128	$(692,575)	$346,553

        At December 31, 2005, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Distribution agreements	$244,798	$(177,146)	$67,652	5.0
Purchase agreements	304,911	(161,988)	142,923	6.8
Customer lists	197,084	(70,951)	126,133	7.6
Technology	212,282	(84,297)	127,985	4.3
Merchandise agreements	44,957	(27,359)	17,598	5.7
Other	76,785	(43,526)	33,259	3.1

Total	$1,080,817	$(565,267)	$515,550

        Amortization of intangible assets with definite lives is computed on a straight-line basis and based on December 31, 2006 balances for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2007	$109,940
2008	84,855
2009	64,278
2010	42,361
2011	24,916
2012 and thereafter	20,203

$346,553

The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill, for the year ended December 31, 2006 (in thousands):

	Balance as of January 1, 2006	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance as of December 31, 2006
Retailing:
U.S.	$2,889,010	$53,506	$(10,218)	$—	$—	$2,932,298
International	110,090	—	—	—	12,631	122,721

Total Retailing	2,999,100	53,506	(10,218)	—	12,631	3,055,019
Services:
Ticketing	1,055,346	19,661	(4,219)	—	7,558	1,078,346
Lending	516,430	1,329	(3,270)	—	—	514,489
Real Estate	66,009	3,412	(392)	—	—	69,029
Home Services	101,330	83	(1,024)	—	—	100,389

Total Services	1,739,115	24,485	(8,905)	—	7,558	1,762,253
Media & Advertising	1,538,998	892	(187,126)	—	—	1,352,764
Membership & Subscriptions:
Vacations	467,504	6,822	(395)	—	—	473,931
Personals	220,895	15,067	(5,484)	—	1,744	232,222
Discounts	256,742	57	(1,011)	(189,085)	—	66,703

Total Membership & Subscriptions	945,141	21,946	(6,890)	(189,085)	1,744	772,856
Emerging Businesses	—	29,805	—	—	—	29,805

Total	$7,222,354	$130,634	$(213,139)	$(189,085)	$21,933	$6,972,697

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

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill, for the year ended December 31, 2005 (in thousands):

	Balance as of January 1, 2005	Additions	(Deductions)	Foreign Exchange Translation	Balance as of December 31, 2005
Retailing:
U.S.	$2,436,892	$456,403	$(4,285)	$—	$2,889,010
International	108,779	1,311	—	—	110,090

Total Retailing	2,545,671	457,714	(4,285)	—	2,999,100
Services:
Ticketing	1,036,019	24,321	(1,333)	(3,661)	1,055,346
Lending	525,100	3,772	(12,442)	—	516,430
Real Estate	67,365	455	(1,811)	—	66,009
Home Services	112,973	8,648	(20,291)	—	101,330

Total Services	1,741,457	37,196	(35,877)	(3,661)	1,739,115
Media & Advertising	—	1,538,998	—	—	1,538,998
Membership & Subscriptions:
Vacations	467,564	—	(60)	—	467,504
Personals	221,728	224	—	(1,057)	220,895
Discounts	256,750	885	(893)	—	256,742

Total Membership & Subscriptions	946,042	1,109	(953)	(1,057)	945,141

Total	$5,233,170	$2,035,017	$(41,115)	$(4,718)	$7,222,354

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

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

        The balance of property, plant and equipment, net is as follows (in thousands):

	December 31,
	2006	2005
Computer and broadcast equipment	$751,977	$675,815
Buildings and leasehold improvements	161,893	149,739
Furniture and other equipment	153,176	142,030
Projects in Progress	190,825	102,662
Land	18,887	18,888

	1,276,758	1,089,134
Less: accumulated depreciation and amortization	(664,597)	(568,003)

Total property, plant and equipment, net	$612,161	$521,131

NOTE 7—INCOME TAXES

       U.S. and foreign earnings from continuing operations before income tax and minority interest are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
U.S.	$212,735	$950,791	$294,784
Foreign	86,643	37,520	18,333

Total	$299,378	$988,311	$313,117

        The components of income tax expense attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current income tax expense:
Federal	$80,994	$1,197,792	$25,792
State	5,674	233,373	33,013
Foreign	26,421	28,832	28,214

Current income tax expense	113,089	1,459,997	87,019

Deferred income tax expense (benefit):
Federal	22,284	(908,178)	16,195
State	(8,132)	(164,000)	(18,264)
Foreign	(2,104)	1,907	(2,990)

Deferred income tax expense (benefit)	12,048	(1,070,271)	(5,059)

Income tax expense	$125,137	$389,726	$81,960

        The current income tax payable has been reduced by $18 million, $152.7 million and $101.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, for tax deductions attributable to stock-based compensation. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to additional paid-in capital or a reduction in goodwill.

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

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2006	2005
Deferred tax assets:
Inventory	$12,392	$10,522
Provision for accrued expenses	48,092	54,496
Deferred revenue	22,428	19,239
Net operating loss carryforwards	113,721	68,047
Tax credit carryforwards	3,358	7,187
Stock-based compensation	45,676	50,435
Other	40,958	43,601

Total deferred tax assets	286,625	253,527
Less valuation allowance	(58,260)	(41,664)

Net deferred tax assets	228,365	211,863

Deferred tax liabilities:
Property, plant and equipment	(8,864)	(1,745)
Prepaid expenses	(16,394)	(15,777)
Intangible and other assets	(1,224,623)	(1,294,282)
Investment in subsidiaries and unconsolidated affiliates	(54,371)	(72,025)
Other	(5,985)	(8,804)

Total deferred tax liabilities	(1,310,237)	(1,392,633)

Net deferred tax liability	$(1,081,872)	$(1,180,770)

        Included in "Other non-current assets" in the accompanying consolidated balance sheets at December 31, 2006 and December 31, 2005 is a non-current deferred tax asset of $15.7 million and $19.8 million, respectively. In addition, included in "Other accrued liabilities" in the accompanying consolidated balance sheet at December 31, 2006 is a current deferred tax liability of $1.0 million and $1.7 million, respectively.

        At December 31, 2006, the Company had federal and state NOLs of approximately $124 million and $827 million, respectively. If not utilized, the federal NOLs will expire at various times between 2009 and 2026, and the state NOLs will expire at various times between 2007 and 2026. Utilization of federal NOLs will be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of certain state NOLs may be subject to limitations under state laws similar to Section 382 of the Internal Revenue Code of 1986. At December 31, 2006, the Company had foreign NOLs of approximately $120 million available to offset future income. Of these foreign losses, approximately $89 million can be carried forward indefinitely, and approximately $3 million and $28 million will expire within five years and ten years, respectively. Utilization of approximately $67 million of foreign NOLs will be subject to annual limitations based on taxable income. During 2006, the Company recognized tax benefits related to NOLs of approximately $123 million. Included in this amount was approximately $119 million of tax benefits of acquired attributes which was recorded as a reduction of goodwill.

        At December 31, 2006, the Company had tax credit carryforwards of approximately $3.4 million. Of this amount, approximately $2.4 million related to federal tax credits for foreign taxes and increasing research activities, with the remaining $1.0 million related to various state and local tax credits. If not utilized, the credit carryforwards will expire at various times between 2010 and 2025.

        During 2006, the Company's valuation allowance increased by approximately $16.6 million. This increase was primarily related to state net operating losses. Included in this amount was a valuation allowance increase of $3.8 million recorded as an increase to goodwill and relates to the net benefit of acquired tax attributes. At December 31, 2006, the Company had a valuation allowance of approximately $58.3 million related to the portion of tax operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. Of this amount, approximately $4.9 million will be applied as a reduction of goodwill or an increase of additional paid-in-capital, if recognized in future years, and approximately $15.2 million of valuation allowance related to foreign operations will not result in any net tax benefit if recognized in future years as these benefits were recognized in previous periods due to certain U.S. tax elections.

        A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Income tax provision at the federal statutory rate of 35%	$104,782	$345,909	$109,907
State income taxes, net of effect of federal tax benefit	9,300	37,466	9,151
Foreign income taxed at a different statutory tax rate	(7,117)	(1,828)	3,103
Incremental tax on unremitted earnings of certain non-U.S. subsidiaries	712	2,308	3,067
Non-deductible non-cash compensation expense	2,571	22,203	—
Equity in income of foreign unconsolidated affiliates	(9,527)	—	(1,232)
Tax exempt income	(2,800)	(3,354)	(4,845)
Dividends from foreign subsidiaries	30,142	—	—
Foreign income tax credits utilized	(30,599)	(594)	(53,460)
Foreign income taxes related to the change in domicile of a foreign subsidiary	—	—	38,615
NOLs utilized due to the change in domicile of a foreign subsidiary	—	—	(23,159)
Amortization of intangibles	—	—	11,464
Impairment of non-deductible goodwill	34,868	—	—
Release of deferred tax liability associated with a foreign equity investment	(14,760)	—	—
Effect of Company's assertion under APB No. 23 that the earnings of certain foreign subsidiaries will be permanently reinvested	(7,803)	—	—
Net adjustment related to the reconciliation of state income tax provision accruals to tax returns, net of effect of federal tax benefit	(11,478)	(4,903)	449
Change in valuation allowance	6,569	1,262	(111)
Effect of change in estimated combined state tax rate	(1,001)	(10,373)	—
Change in tax reserves, net of effect of federal, state and foreign tax benefits	19,839	10,854	(8,625)
Other, net	1,439	(9,224)	(2,364)

Income tax provision	$125,137	$389,726	$81,960

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

        In accordance with APB No. 23, no federal and state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $108.6 million at December 31, 2006. The amount of unrecognized deferred U.S. income tax liability with respect to such earnings is $14.9 million. In 2006, the Company asserted that the earnings of certain foreign subsidiaries are permanently reinvested resulting in a benefit of $7.8 million from the release of net deferred tax liabilities established in prior years.

NOTE 8—SEGMENT INFORMATION

        The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. As described in Note 1 and further in Note 10, PRC, iBuy, Quiz TV Limited, Expedia, EUVÍA, TV Travel Shop, Styleclick, ECS, and Avaltus are presented as discontinued operations and, accordingly, are excluded from the schedules below except for the schedule of assets, in which they are included in corporate and other. Media & Advertising includes two operating segments, IAC Search & Media and Citysearch, which have been aggregated as one reportable segment in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

        The following table reconciles Operating Income Before Amortization to operating income and net earnings available to common shareholders in 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Operating Income Before Amortization	$755,340	$664,978	$417,621
Non-cash compensation expense	(92,344)	(137,537)	(70,326)
Amortization of non-cash marketing	(37,125)	—	(1,302)
Amortization of intangibles	(183,415)	(186,463)	(185,388)
Goodwill impairment	(189,085)	—	—

Operating income	253,371	340,978	160,605
Interest income	72,587	140,999	170,172
Interest expense	(60,288)	(77,635)	(68,367)
Gain on sale of VUE interests	—	523,487	—
Equity in income of unconsolidated affiliates	34,324	47,844	31,867
Other (expense) income (a)	(616)	12,638	18,840
Income tax provision	(125,137)	(389,726)	(81,960)
Minority interest in income of consolidated subsidiaries	548	(2,229)	(3,159)
Gain on sale of discontinued operations, net of tax	9,579	70,152	—
Income (loss) from discontinued operations, net of tax	8,267	209,642	(63,137)
Preferred dividends	—	(7,938)	(13,053)

Net earnings available to common shareholders	$192,635	$868,212	$151,808

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Revenue:
Retailing:
U.S.	$2,933,374	$2,670,951	$1,905,903
International	358,233	379,947	342,037

Total Retailing	3,291,607	3,050,898	2,247,940
Services:
Ticketing	1,085,371	950,177	768,199
Lending	428,847	367,769	159,348
Real Estate	56,821	57,555	30,435
Home Services	63,700	41,006	6,903

Total Services	1,634,739	1,416,507	964,885
Media & Advertising	544,229	213,451	30,463
Membership & Subscriptions:
Vacations	299,149	272,767	256,846
Personals	311,227	249,505	197,993
Discounts	196,797	218,964	217,937
Intra-sector elimination	(1,644)	(1,456)	(1,310)

Total Membership & Subscriptions	805,529	739,780	671,466
Emerging Businesses	7,530	929	—
Inter-sector elimination	(5,996)	(5,059)	(3,704)

Total	$6,277,638	$5,416,506	$3,911,050

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Operating Income (Loss):
Retailing:
U.S.	$227,953	$216,693	$141,737
International	3,734	4,453	2,979

Total Retailing	231,687	221,146	144,716
Services:
Ticketing	237,319	189,904	137,928
Lending (c)	48,119	55,290	4,385
Real Estate (c)	(28,477)	(29,541)	(11,962)
Home Services	12,411	8,929	(2,242)

Total Services	269,372	224,582	128,109
Media & Advertising	(5,986)	7,702	(47,093)
Membership & Subscriptions:
Vacations	99,554	85,527	65,011
Personals	58,360	44,115	18,850
Discounts	(205,152)	11,157	14,038

Total Membership & Subscriptions	(47,238)	140,799	97,899
Emerging Businesses	(21,026)	(12,655)	(8,422)
Corporate and other	(173,438)	(240,596)	(154,604)

Total	$253,371	$340,978	$160,605

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Operating Income Before Amortization (b):
Retailing:
U.S.	$268,911	$276,550	$194,669
International	4,417	5,759	4,289

Total Retailing	273,328	282,309	198,958
Services:
Ticketing	264,428	218,652	164,326
Lending (c)	63,626	80,649	26,066
Real Estate (c)	(21,290)	(16,692)	(4,641)
Home Services	16,151	11,247	289

Total Services	322,915	293,856	186,040
Media & Advertising	58,275	30,512	(13,324)
Membership & Subscriptions:
Vacations	124,774	110,746	90,231
Personals	63,395	47,872	27,569
Discounts	13,866	17,541	22,023

Total Membership & Subscriptions	202,035	176,159	139,823
Emerging Businesses	(15,852)	(12,110)	(4,491)
Corporate and other	(85,361)	(105,748)	(89,385)

Total	$755,340	$664,978	$417,621

	December 31,
	2006	2005
	(In thousands)
Assets:
Retailing:
U.S.	$4,202,956	$4,194,357
International	354,290	321,254

Total Retailing	4,557,246	4,515,611
Services:
Ticketing	1,820,868	1,777,953
Lending (c)	1,165,048	1,197,519
Real Estate (c)	133,787	138,786
Home Services	144,999	161,608

Total Services	3,264,702	3,275,866
Media & Advertising	3,118,925	3,309,186
Membership & Subscriptions:
Vacations	733,913	750,034
Personals	317,111	301,546
Discounts	158,004	392,646

Total Membership & Subscriptions	1,209,028	1,444,226
Emerging Businesses	47,396	15,992
Corporate and other	997,126	1,356,884

Total	$13,194,423	$13,917,765

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Depreciation, amortization of intangibles and cable distribution fees and goodwill impairment:
Retailing:
U.S.	$103,127	$170,792	$164,396
International	5,975	7,995	11,604

Total Retailing	109,102	178,787	176,000
Services:
Ticketing	65,317	65,441	59,539
Lending	25,721	28,989	21,662
Real Estate	10,007	13,045	7,321
Home Services	4,801	4,018	1,163

Total Services	105,846	111,493	89,685
Media & Advertising	62,377	36,002	37,512
Membership & Subscriptions:
Vacations	33,052	32,588	33,764
Personals	9,566	11,922	22,864
Discounts	224,722	11,150	11,682

Total Membership & Subscriptions	267,340	55,660	68,310
Emerging Businesses	2,472	695	4,076
Corporate and other	10,723	7,989	5,888

Total	$557,860	$390,626	$381,471

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Capital expenditures:
Retailing:
U.S.	$36,480	$36,037	$49,040
International	7,868	6,199	6,042

Total Retailing	44,348	42,236	55,082
Services:
Ticketing	42,989	39,367	38,443
Lending and Real Estate (d)	13,251	17,827	2,912
Home Services	3,918	2,108	616

Total Services	60,158	59,302	41,971
Media & Advertising	26,947	19,509	2,950
Membership & Subscriptions:
Vacations	6,682	8,966	6,927
Personals	9,696	9,832	4,137
Discounts	3,498	5,074	7,566

Total Membership & Subscriptions	19,876	23,872	18,630
Emerging Businesses	1,328	5,382	640
Corporate and other	98,770	72,611	36,681

Total	$251,427	$222,912	$155,954

(a)
Other income for the year ended December 31, 2005 includes a $16.7 million gain on the sale of the Company's minority interest share in its Italian home shopping operations, partially offset by $15.8 million of realized losses on marketable securities.

(b)
Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing, (2) amortization of intangibles and goodwill impairment, (3) pro forma adjustments for significant acquisitions, and (4) one-time items. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash marketing, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure

(c)
Assets related to the Real Estate segment only include goodwill and intangible assets, net as it is impracticable to allocate the remaining jointly used assets between the Lending and Real Estate segments. Accordingly, assets related to the Lending segment include goodwill and intangible assets, net and the remaining jointly used assets comprising both the Lending and Real Estate segments. However, depreciation expense, which the Company believes is an ongoing cost of doing business and is included in the calculation of both operating income (loss) and Operating Income Before Amortization, is allocated between the Lending and Real Estate segments.

(d)
All capital expenditures related to the Lending and Real Estate segments are included in one segment as it is impracticable to allocate capital expenditures between Lending and Real Estate.

        The Company maintains operations in the United States, Germany, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories is presented below:

	Years Ended December 31,
	2006	2005	2004
Revenue
United States	$5,406,922	$4,641,001	$3,268,319
All other countries	870,716	775,505	642,731

	$6,277,638	$5,416,506	$3,911,050

	December 31,
	2006	2005
	(In thousands)
Long-lived assets
United States	$582,649	$514,583
All other countries	45,716	35,816

	$628,365	$550,399

NOTE 9—RECONCILIATION OF NON-GAAP MEASURE

        The following table reconciles Operating Income Before Amortization to operating income (loss) for the Company's operating segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	Year ended December 31, 2006:
	Operating Income Before Amortization	Non-cash compensation expense (A)	Amortization of non-cash marketing	Amortization of intangibles	Goodwill Impairment	Operating income (loss)
Retailing:
U.S.	$268.9	$(4.8)	$—	$(36.2)	$—	$228.0
International	4.4	—	—	(0.7)	—	3.7

Total Retailing	273.3	(4.8)	—	(36.9)	—	231.7
Services:
Ticketing	264.4	—	—	(27.1)	—	237.3
Lending	63.6	0.9	—	(16.4)	—	48.1
Real Estate	(21.3)	0.4	—	(7.6)	—	(28.5)
Home Services	16.2	(0.6)	—	(3.1)	—	12.4

Total Services	322.9	0.7	—	(54.2)	—	269.4
Media & Advertising	58.3	—	(29.6)	(34.6)	—	(6.0)
Membership & Subscriptions:
Vacations	124.8	—	—	(25.2)	—	99.6
Personals	63.4	—	(3.0)	(2.0)	—	58.4
Discounts	13.9	—	—	(29.9)	(189.1)	(205.2)

Total Membership & Subscriptions	202.0	—	(3.0)	(57.2)	(189.1)	(47.2)
Emerging Businesses	(15.9)	(0.2)	(4.5)	(0.5)	—	(21.0)
Corporate and other	(85.4)	(88.1)	—	—	—	(173.4)

Total	$755.3	$(92.3)	$(37.1)	$(183.4)	$(189.1)	$253.4

Other income, net						46.0

Earnings from continuing operations before income taxes and minority interest						299.4
Income tax provision						(125.1)
Minority interest in income of consolidated subsidiaries						0.5

Earnings from continuing operations						174.8
Gain on sale of discontinued operations, net of tax						9.6
Income from discontinued operations, net of tax						8.3

Earnings before preferred dividends						192.6
Preferred dividends						—

Net earnings available to common shareholders						$192.6

(A)
Non-cash compensation expense includes $7.0 million, $7.6 million, $77.6 million and $0.1 million which are included in cost of sales, selling and marketing expense, general and administrative expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

	Year ended December 31, 2005:
	Operating Income Before Amortization	Non-cash compensation expense (B)	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$276.6	$(0.4)	$—	$(59.4)	$216.7
International	5.8	—	—	(1.3)	4.5

Total Retailing	282.3	(0.4)	—	(60.8)	221.1
Services:
Ticketing	218.7	—	—	(28.7)	189.9
Lending	80.6	(1.9)	—	(23.4)	55.3
Real Estate	(16.7)	(1.0)	—	(11.9)	(29.5)
Home Services	11.2	0.7	—	(3.0)	8.9

Total Services	293.9	(2.2)	—	(67.1)	224.6
Media & Advertising	30.5	—	—	(22.8)	7.7
Membership & Subscriptions:
Vacations	110.7	—	—	(25.2)	85.5
Personals	47.9	—	—	(3.8)	44.1
Discounts	17.5	—	—	(6.4)	11.2

Total Membership & Subscriptions	176.2	—	—	(35.4)	140.8
Emerging Businesses	(12.1)	(0.1)	—	(0.4)	(12.7)
Corporate and other	(105.7)	(134.8)	—	—	(240.6)

Total	$665.0	$(137.5)	$—	$(186.5)	$341.0

Other income, net					647.3

Earnings from continuing operations before income taxes and minority interest					988.3
Income tax provision					(389.7)
Minority interest in income of consolidated subsidiaries					(2.2)

Earnings from continuing operations					596.4
Gain on sale of discontinued operations, net of tax					70.2
Income from discontinued operations, net of tax					209.6

Earnings before preferred dividends					876.2
Preferred dividends					(7.9)

Net earnings available to common shareholders					$868.2

(B)
Non-cash compensation expense includes $7.4 million, $5.8 million, $124.2 million and $0.1 million which are included in cost of sales, selling and marketing expense, general and administrative expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

	Year ended December 31, 2004:
	Operating Income Before Amortization	Non-cash compensation expense(C)	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$194.7	$—	$—	$(52.9)	$141.7
International	4.3	—	—	(1.3)	3.0

Total Retailing	199.0	—	—	(54.2)	144.7
Services:
Ticketing	164.3	—	(0.2)	(26.2)	137.9
Lending	26.1	(2.7)	—	(19.0)	4.4
Real Estate	(4.6)	(0.9)	—	(6.5)	(12.0)
Home Services	0.3	(1.5)	—	(1.0)	(2.2)

Total Services	186.0	(5.1)	(0.2)	(52.6)	128.1
Media & Advertising	(13.3)	—	(0.4)	(33.4)	(47.1)
Membership & Subscriptions:
Vacations	90.2	—	—	(25.2)	65.0
Personals	27.6	—	(0.7)	(8.1)	18.8
Discounts	22.0	—	—	(8.0)	14.0

Total Membership & Subscriptions	139.8	—	(0.7)	(41.3)	97.9
Emerging Businesses	(4.5)	—	—	(3.9)	(8.4)
Corporate and other	(89.4)	(65.2)	—	—	(154.6)

Total	$417.6	$(70.3)	$(1.3)	$(185.4)	$160.6

Other income, net					152.5

Earnings from continuing operations before income taxes and minority interest					313.1

Income tax provision					(82.0)
Minority interest in income of consolidated subsidiaries					(3.2)

Earnings from continuing operations					228.0
Gain on sale of discontinued operations, net of tax					—
Loss from discontinued operations, net of tax					(63.1)

Earnings before preferred dividends					164.9
Preferred dividends					(13.1)

Net earnings available to common shareholders					$151.8

(C)
Non-cash compensation expense includes $4.8 million, $3.4 million, $62.0 million and $0.2 million which are included in cost of sales, selling and marketing expense, general and administrative expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

NOTE 10—DISCONTINUED OPERATIONS

        During the second quarter of 2006, Quiz TV Limited, previously reported in IAC's Emerging Businesses group, ceased operations. During the fourth quarter of 2006, iBuy, also previously reported in IAC's Emerging Businesses group, was classified as held for sale. Additionally, on November 29, 2006, IAC sold PRC, previously reported in the Teleservices segment of IAC's Services sector, for approximately $286.5 million which resulted in a pre-tax gain of $66.3 million and an after-tax gain of $9.6 million. Accordingly, Quiz TV Limited, iBuy and PRC are presented as discontinued operations for all periods presented.

        In June 2005, IAC sold its 48.6% ownership in EUVÍA (previously reported in the International segment of IAC's Retailing sector) for approximately $204.0 million, which resulted in a pre-tax gain of $127.1 million and an after-tax gain of $70.2 million. During the second quarter of 2005, TV Travel Shop ceased operations and on August 9, 2005, IAC completed the Spin-Off. Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include Expedia through August 8, 2005 and EUVÍA through June 2, 2005. TV Travel Shop, Styleclick, ECS and Avaltus are presented as discontinued operations for all periods presented.

        The net revenue and net earnings (loss), net of the effect of any minority interest, for the aforementioned discontinued operations for the applicable periods were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net revenue	$406,535	$1,731,494	$2,305,913

Earnings before income taxes and minority interest	$3,554	$274,490	$62,708
Income tax provision	4,713	(59,474)	(115,274)
Minority interest in income of consolidated subsidiaries	—	(5,374)	(10,571)

Net earnings (loss)	$8,267	$209,642	$(63,137)

        Income from discontinued operations, net of tax, in 2006 primarily includes the income of PRC and a tax benefit on state tax reserves released during the third and fourth quarters of 2006 related to the sale of USA Broadcasting in 2002, partially offset by the losses of Quiz TV. Income from discontinued operations, net of tax, in 2005 primarily includes the income of Expedia and a tax benefit of approximately $62.8 million related to the write-off of the Company's investment in TV Travel Shop. Loss from discontinued operations, net of tax, in 2004 primarily includes the losses of PRC, which included a $184.8 million goodwill impairment charge and losses of TVTS, which included a $32.7 million impairment charge, partially offset by the income of Expedia. The net assets transferred to Expedia as of August 9, 2005 were as follows (in thousands):

August 9, 2005
Current assets	$544,511

Goodwill	$5,889,127
Intangible assets, net	1,227,380
Other non-current assets	126,453

Total non-current assets	$7,242,960

Current liabilities	$1,496,530

Deferred income taxes	$368,656
Other long-term liabilities	109,933

Total non-current liabilities	$478,589

        The assets and liabilities of PRC at December 31, 2005 have been classified in the accompanying consolidated balance sheet as "Assets held for sale" (which is included in "Other current assets") and "Liabilities held for sale" (which is included in "Other current liabilities"). Such net assets held for sale consist of the following (in thousands):

December 31, 2005
Current assets	$62,932
Goodwill	129,346
Other assets	46,110

Total assets held for sale	238,388
Total liabilities held for sale	(39,699)

Total net assets held for sale	$198,689

NOTE 11—MARKETABLE SECURITIES AND INVESTMENTS HELD FOR SALE

        At December 31, 2006, marketable securities available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Non-U.S. government securities and other fixed term obligations	$501,749	$64	$(2,202)	$499,611
U.S. government-sponsored enterprises	268,524	—	(4,696)	263,828
U.S. government and agencies	4,685	—	(87)	4,598
Corporate debt securities	130,931	6	(1,232)	129,705

Total debt securities	905,889	70	(8,217)	897,742

Total marketable securities	$905,889	$70	$(8,217)	$897,742

        The net unrealized loss is included within other comprehensive income and is recorded net of a deferred tax benefit of $2.8 million as of December 31, 2006. The proceeds from sales and maturities of available-for-sale marketable securities were approximately $1.5 billion, which resulted in gross realized gains of $0.2 million and gross realized losses of $1.4 million for the year ended December 31, 2006.

        The contractual maturities of debt securities classified as available-for-sale as of December 31, 2006 are as follows (in thousands):

	Cost Amortized	Fair Estimated Value
Due in one year or less	$274,795	$272,481
Due after one year through five years	251,056	246,590
Due after five through ten years	12,930	12,603
Due over ten years	367,108	366,068

Total	$905,889	$897,742

        The following table summarizes those investments with unrealized losses at December 31, 2006 that have been in a continuous unrealized loss position for less than twelve months and those in a continuous unrealized loss position for twelve months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-U.S. government securities and other fixed term obligations	$37,048	$(62)	$96,403	$(2,140)	$133,451	$(2,202)
U.S. government-sponsored enterprises	4,394	(116)	259,434	(4,580)	263,828	(4,696)
U.S. government and agencies	—	—	4,598	(87)	4,598	(87)
Corporate debt securities	11,387	(31)	67,851	(1,201)	79,238	(1,232)

Total	$52,829	$(209)	$428,286	$(8,008)	$481,115	$(8,217)

        Substantially all of the Company's fixed income securities are rated investment grade or better. The gross unrealized losses related to fixed income securities were due primarily to changes in interest rates. The Company's management has determined that the gross unrealized losses on its marketable securities at December 31, 2006 are temporary in nature. In the first quarter of 2005, the Company recognized $15.0 million of losses that were deemed to be other-than-temporary related to marketable securities that were sold by the Company to fund its cash needs related to: the repurchase of 26.4 million shares of IAC common stock associated with the acquisition of IAC Search & Media; the acquisition of Cornerstone Brands; and the redemption of substantially all of IAC's preferred stock for $656 million in connection with the Spin-Off. There were no impairment charges recorded during 2006 and 2004.

        During the year ended December 31, 2006, $1.2 million of net unrealized losses included within other comprehensive income as of December 31, 2005 were recognized into earnings.

        Investments accounted for under the cost method are included in "Long-term investments" in the accompanying consolidated balance sheets and have a carrying value of approximately $51.6 million and $45.2 million as of December 31, 2006 and 2005, respectively. The Company recognized an other-than-temporary loss of $23.4 million related to an investment accounted for under the cost method during the third quarter of 2005 which is included in discontinued operations as the investment was an Expedia asset. The determination to recognize an other-than-temporary loss related to this investment was primarily based on information received during the third quarter of 2005 indicating deteriorating financial conditions of the investment.

        As of December 31, 2005, the Company had other investments in equity securities, which were marked to market, and are included in "Long-term investments" in the accompanying consolidated balance sheet, having a carrying value of approximately $24.8 million. Included within other comprehensive income at December 31, 2005 were unrealized gains of $4.7 million related to these investments, which were recorded net of deferred tax expense of $3.0 million.

        At December 31, 2005, marketable securities available-for-sale were as follows (in thousands):

	Cost Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate preferred securities	$19,150	$33	$—	$19,183

Non-U.S. government securities and other fixed term obligations	721,709	137	(3,774)	718,072
U.S. government-sponsored enterprises	449,402	—	(10,354)	439,048
U.S. government and agencies	157,828	14	(1,005)	156,837
Corporate debt securities	158,151	7	(3,240)	154,918

Total debt securities	1,487,090	158	(18,373)	1,468,875

Total marketable securities	$1,506,240	$191	$(18,373)	$1,488,058

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

        The following table summarizes those investments with unrealized losses at December 31, 2005 that have been in a continuous unrealized loss position for less than twelve months and those in a continuous unrealized loss position for twelve months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-U.S. government securities and other fixed term obligations	$89,746	$(1,141)	$109,106	$(2,633)	$198,852	$(3,774)
U.S. government-sponsored enterprises	64,947	(635)	366,012	(9,719)	430,959	(10,354)
U.S. government and agencies	54,854	(463)	99,530	(542)	154,384	(1,005)
Corporate debt securities	65,816	(1,332)	67,081	(1,908)	132,897	(3,240)

Total	$275,363	$(3,571)	$641,729	$(14,802)	$917,092	$(18,373)

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

NOTE 12—EARNINGS PER SHARE

        The following table sets forth the computation of Basic and Diluted earnings per share.

	Years Ended December 31,
	2006		2005		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$174,789	$174,789	$596,356	$596,356	$227,998	$227,998
Preferred stock dividends(a)(b)	—	—	(7,938)	—	(13,053)	(13,053)

Net earnings from continuing operations available to common shareholders	174,789	174,789	588,418	596,356	214,945	214,945
Interest expense on Convertible Notes(c)	—	—	—	1,180	—	—

Net earnings from continuing operations available to common shareholders after assumed conversions of Convertible Notes, if applicable	$174,789	$174,789	$588,418	$597,536	$214,945	$214,945
Income (loss) from discontinued operations, net of tax	17,846	17,846	279,794	279,794	(63,137)	(63,137)

Net earnings available to common shareholders	$192,635	$192,635	$868,212	$877,330	$151,808	$151,808

Denominator:
Basic shares outstanding	305,204	305,204	329,459	329,459	347,990	347,990
Dilutive securities including stock options, warrants and restricted stock and share units	—	14,331	—	27,159	—	23,222

Denominator for earnings per share—weighted average shares(d)	305,204	319,535	329,459	356,618	347,990	371,212

Earnings (loss) per share:
Earnings per share from continuing operations	$0.57	$0.55	$1.79	$1.68	$0.62	$0.58
Discontinued operations, net of tax	0.06	0.05	0.85	0.78	(0.18)	(0.17)

Earnings per share from net earnings	$0.63	$0.60	$2.64	$2.46	$0.44	$0.41

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

(c)
For the year ended December 31, 2005, approximately 1.9 million weighted average common shares related to the assumed conversion of the Convertible Notes were included in the calculation of diluted earnings per share. Accordingly, under the "if-converted" method, the interest expense on the Convertible Notes was excluded from the numerator in calculating diluted earnings per share.

(d)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, vesting of restricted stock units and conversion of the Company's Convertible Notes and preferred stock. For the years ended December 31, 2006, 2005 and 2004, approximately 19.3 million, 34.0 million and 41.5 million shares, respectively, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 13—SHAREHOLDERS' EQUITY

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

        In the event that IAC issues or proposes to issue any shares of IAC common stock or Class B common stock (with certain limited exceptions), including shares issued upon exercise, conversion or exchange of options, warrants and convertible securities, Liberty Media Corporation ("Liberty") will have preemptive rights that entitle it to purchase, subject to a cap, a number of IAC common shares so that Liberty will maintain the identical ownership interest in IAC that Liberty had immediately prior to such issuance or proposed issuance. Any purchase by Liberty will be allocated between IAC common stock and Class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Liberty opts to acquire shares of IAC common stock in lieu of shares of IAC Class B common stock. Liberty did not exercise its preemptive right in the first quarter 2005 and since that date has not been entitled to exercise any of its preemptive rights as its ownership exceeded the established cap.

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

        At December 31, 2006 and 2005, 846 shares of IAC Series B preferred stock were outstanding. Each share of IAC Series B preferred stock is convertible, at the option of the holder at any time, into that number of shares of IAC common stock equal to the quotient obtained by dividing the face value of $27.77 by the conversion price per share of IAC common stock. The conversion price is initially equal to $37.48 per share of IAC common stock and is subject to downward adjustment if the price of IAC common stock exceeds $38.98 at the time of conversion pursuant to a formula set forth in the certificate of designation for the IAC Series B preferred stock. On February 4, 2022, all then outstanding shares of IAC Series B preferred stock shall automatically be converted into shares of IAC common stock. Shares of IAC Series B preferred stock may be put to IAC at the option of the holder thereof on the fifth, seventh, tenth and fifteenth anniversary of February 4, 2002 for cash or stock at IAC's option. IAC also has the right to redeem the shares of IAC Series B preferred stock for cash or stock commencing on the tenth anniversary of February 4, 2002. In the event of a voluntary liquidation, dissolution or winding-up of IAC, holders of IAC Series B preferred stock will be entitled to receive, in preference to any holder of IAC common stock or IAC Class B common stock, an amount per share equal to all accrued and unpaid dividends plus the greater of (a) face value, or (b) the liquidating distribution that would be received had such holder converted the IAC Series B preferred stock into IAC common stock immediately prior to the liquidation, dissolution or winding-up of IAC. Shares of IAC Series B preferred stock accrue dividends at 1.99%, payable quarterly in cash or stock at IAC's option. The Company paid cash dividends of approximately $9.6 million and $13.1 million for the years ended December 31, 2005 and 2004, respectively, in respect of IAC Series A and Series B preferred stock. The aggregate dollar amount of cash dividends paid in respect of IAC Series B preferred stock for the year ended December 31, 2006 was de minimis.

        In accordance with SFAS No. 128, "Earnings Per Share" for purposes of calculating diluted earnings per share, the Company uses the if-converted method of calculating the dilutive effect of the IAC Series B preferred stock and prior to the completion of the Spin-Off, used this method for purposes of calculating the dilutive effect of the IAC Series A preferred stock. Under the if-converted method, securities are assumed to be converted at the beginning of the period if the conversion of those shares would be dilutive.

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

Stockholders Agreement

        Mr. Diller, Chairman of the Board and Chief Executive Officer of the Company, through BDTV, Inc., BDTV II, Inc., BDTV III, Inc., BDTV IV, Inc., his own holdings and pursuant to a proxy over shares held by Liberty under the amended and restated stockholders agreement, dated as of

August 9, 2005, between Liberty and Mr. Diller, had the right to vote approximately 18.4% (49,156,079 shares) of IAC's outstanding common stock, and 100% (25,599,998 shares) of IAC's outstanding Class B common stock at December 31, 2006. As a result, Mr. Diller controlled 58.3% of the outstanding total voting power of the Company as of December 31, 2006 and is effectively able to control the outcome of nearly all matters submitted to a vote of the Company's shareholders. Liberty holds substantially all of the economic interest in, and Mr. Diller holds all of the voting power in, the shares of IAC stock held by the BDTV entities listed above.

Reserved Common Shares

        In connection with equity compensation plans, warrants, and other matters, 83,606,628 shares of IAC common stock were reserved as of December 31, 2006.

Stock-Based Warrants

        At December 31, 2006, warrants (in thousands) to acquire shares of IAC common were outstanding as follows:

	Average Strike per IAC Share	Expiration Date	Number of IAC common shares underlying Warrants outstanding at December 31, 2006
Issued in 2002 Expedia.com deal	$38.98	2/4/09	7,295
Issued in Vivendi deal:
Tranche 1	$30.54	5/7/12	12,094
Tranche 2	$36.10	5/7/12	4,000
Converted Expedia.com:
Tranche 1	$14.89	2/4/09	11,092
Other	$16.52	11/7/09–5/19/10	163

	$27.88		34,644

        The information in the table above reflects IAC's continuing obligation to its warrant holders subsequent to the Spin-Off. In addition, with respect to certain of the warrants included in the caption "Other" noted in the table above, Expedia is obligated to issue to the same warrant holders Expedia common stock for their portion of the obligation that arises from the Spin-Off.

        In addition to the warrants outstanding as noted above, Hotels.com entered into several exclusive affiliate distribution and marketing agreements and agreed to issue warrants to purchase shares of its common stock to affiliates if they achieved performance targets. On April 15, 2006, contingently issuable warrants to acquire $0.5 million shares of IAC common stock under such agreements assumed as part of the Hotels.com merger expired unexercised. During 2006, there were no material warrant exercises.

        During 2005, various warrants to acquire 0.2 million shares of IAC common stock were exercised for aggregate proceeds of $1.8 million. The strike prices ranged from $7.36 to $14.56.

Common Stock Exchangeable for Preferred Interest

        On June 7, 2005, IAC completed a transaction with NBC Universal in which IAC sold its common and preferred interests in VUE for approximately $3.4 billion in aggregate consideration, which consideration included 28.3 million shares of IAC capital stock, valued at $1.4 billion, as described below. See Note 14 for further discussion of the sale by IAC of its common and preferred interests in VUE.

        Immediately prior to the completion of this transaction, NBC Universal beneficially owned 21.6 million shares of IAC common stock and 6.7 million shares of IAC Class B common stock (for a total of 28.3 million IAC shares).

Common Stock Repurchases

        Pursuant to the authorizations from its Board of Directors, during 2006 and 2005, IAC purchased 36.4 million and 50.6 million shares of IAC common stock for aggregate consideration of $999.7 million and $1.8 billion, respectively. At December 31, 2006, IAC had approximately 66.4 million shares remaining in its authorizations.

NOTE 14—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At December 31, 2006 and 2005 the Company's equity investments in unconsolidated affiliates totaled $117.2 million and $51.7 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheets.

        Through June 7, 2005, IAC beneficially owned 5.44% of the partnership common equity of VUE, plus certain preferred interests of VUE. This common interest was accounted for using the equity method. On June 7, 2005, IAC sold its common and preferred interests in VUE to NBC Universal for approximately $3.4 billion in aggregate consideration consisting of approximately $1.9 billion in cash, 28.3 million IAC common shares formerly held by NBC Universal and $115 million of television advertising time that NBC Universal will provide through its media outlets over a three-year period. Based upon the closing price of IAC common stock on June 7, 2005 of $49.28, the 28.3 million IAC common shares had a market value of approximately $1.4 billion. The transaction resulted in a pre-tax gain of $523.5 million and an after-tax gain of $322.1 million.

        Prior to the sale, the statement of operations data relating to VUE was historically recorded on a one-quarter lag due to the timing of receiving information from the partnership. During the fourth quarter of 2004, VUE recorded a charge related to asset impairments. Due to the one-quarter lag noted above, IAC recorded its share of the charge in the first quarter of 2005. Equity in income of VUE recognized in the year ended December 31, 2005 represents IAC's share in VUE's 2004 fourth quarter results as well as IAC's share of VUE's results from January 1, 2005 through June 7, 2005. Summarized financial information for the Company's equity investments in VUE are as follows (in thousands):

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

        Summarized aggregated financial information of the Company's remaining equity investments, including Jupiter Shop Channel (Japan), TVSN (China), TM Mexico and Points International, Ltd. ("Points"), is as follows (in thousands):

	2006	2005	2004
Current assets	$300,391	$250,801	$150,045
Non-current assets	234,542	67,674	81,195
Current liabilities	259,134	178,035	112,122
Non-current liabilities	45,253	28,061	27,528
Net sales	895,314	713,638	499,806
Gross profit	371,794	292,335	202,478
Net income	87,975	65,494	18,621

        The following is a list of investments accounted for under the equity method, the principal market that the investee operates, and the relevant ownership percentage:

December 31, 2006
Jupiter Shop Channel (Japan)	30%
TVSN (China)	21%
TM Mexico (JV)	33.3%
Points (Canada)	3.17%

        In the third quarter of 2006, IAC began accounting for its investment in Points under the equity method due to IAC's increased representation on the board of directors of Points. Also in the fourth quarter of 2006, Ticketmaster acquired an equity investment in iLike.com and entered into a Chinese joint venture, both of which will be accounted for under the equity method on a one-month to one-quarter lag.

        During the third quarter of 2006, IAC sold its equity investment in BET, which resulted in a pre-tax gain of $4.5 million and an after-tax gain of $2.6 million.

        In April 2005, Ticketmaster acquired the remaining interest in its Australian joint venture. Accordingly, the Company began to consolidate the results of the Australian joint venture effective April 2005.

NOTE 15—LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS

	December 31,
	2006	2005
	(In thousands)
7.00% Senior Notes due January 15, 2013 (the "2002 Senior Notes"); interest payable each January 15 and July 15 which commenced July 15, 2003	$750,000	$750,000
Warehouse Lines of Credit	338,472	362,293
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035; interest payable each March 1 and September 1 which commenced March 1, 2006	80,000	80,000
Installment Note Payable due January 31, 2007 and 2008	30,000	39,554
Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008	20,098	114,000
Other long-term obligations maturing through 2010	11,422	13,115

Total gross obligations	1,229,992	1,358,962
Fair value basis adjustment attributable to hedged debt obligations	(11,684)	(8,757)
Total unamortized discount	(2,374)	(15,519)

Total long-term obligations and short-term borrowings	1,215,934	1,334,686
Less current maturities of long-term obligations and short-term borrowings	(358,831)	(375,276)

Long-term obligations, net of current maturities	$857,103	$959,410

        At December 31, 2006 and 2005, current maturities of long-term obligations and short-term borrowings consist primarily of the warehouse lines of credit and an installment payment of the Installment Note Payable.

        One of the Company's subsidiaries, LendingTree Loans, has various warehouse lines of credit that it uses to fund consumer residential loans. As of December 31, 2006 LendingTree Loans had committed lines of credit in the aggregate amount of $750 million of which $250 million expire on August 31, 2007 and $500 million expire on October 31, 2007 and uncommitted lines aggregating $250 million. As of December 31, 2005, LendingTree Loans had committed lines of credit in the aggregate amount of $1.0 billion, which had been scheduled to expire from September 30, 2006 to August 31, 2007, and uncommitted lines aggregating $250 million. The committed lines of credit can be canceled at the option of the holder without default upon 90-180 days notice. Total borrowings under these lines of credit are secured by outstanding mortgage loans held for sale. Interest rates under these lines of credit fall primarily within a range of 30-day LIBOR plus 75-100 basis points, depending on the underlying quality of the loans in the borrowing base and the length of time the loans remain outstanding, but may exceed this range under certain circumstances. Under the terms of the committed lines of credit, LendingTree Loans is required to maintain various financial and other covenants. The loans are non-recourse to IAC and LendingTree. LendingTree Loans pays a facility fee based on a portion of the committed lines. There were $338.5 million and $362.3 million outstanding under the warehouse lines of credit as of December 31, 2006 and 2005, respectively. The weighted-average interest rates on outstanding borrowings under the warehouse lines of credit at December 31, 2006 and 2005 were 6.35% and 5.38%, respectively.

        On July 19, 2005, as part of the IAC Search & Media acquisition, IAC guaranteed $115.0 million par value of Ask's Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes"). The Convertible Notes are convertible at the option of the holders into shares of both IAC and Expedia common stock at an initial conversion price of $13.34 per share, subject to certain adjustments. Upon conversion, IAC and Expedia have the right, subject to certain conditions, to deliver cash (or a combination of cash and shares) in lieu of shares of its respective common stock. Under the separation agreement relating to the Spin-Off, Expedia contractually assumed the obligation to deliver shares of Expedia common stock or the cash equivalent of such shares to IAC upon conversion by the holders of the Convertible Notes. See Note 16 for further discussion of the derivatives created in the Spin-Off. Since July 19, 2005, $94.9 million par value of the Convertible Notes was converted by the holders, respectively, resulting in an outstanding obligation of $20.1 million at December 31, 2006.

        In connection with the financing of the construction of IAC's corporate headquarters, on August 31, 2005, the New York City Industrial Development Agency (the "Agency") issued $80 million in aggregate principal amount of New York City Industrial Development Agency Liberty Bonds (IAC/InterActiveCorp Project), Series 2005 (the "Liberty Bonds"). IAC is obligated to make all principal, interest and other payments in respect of the Liberty Bonds pursuant to certain security and payment arrangements between IAC and the Agency, which arrangements were entered into in connection with the closing of the Liberty Bond issuance. Liberty Bond proceeds were used for certain expenditures relating to the construction of IAC's corporate headquarters and were not available for general corporate purposes.

        In connection with the acquisition of LendingTree Loans, the Company committed to pay a portion of the purchase price payments to former shareholders under an installment note payable in three installments. These payments are due annually with $10.0 million due January 31, 2007 and $20.0 million due January 31, 2008 and are recorded net of imputed interest of $1.0 million.

        At December 31, 2006, the Company has outstanding two interest rate swap agreements with notional amounts of $200 million and $150 million, respectively, in each case related to a portion of the 2002 Senior Notes. During 2005 and 2004, the Company unwound swap agreements with notional amounts of $50 million and $350 million, respectively, for nominal gains, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps outstanding at December 31, 2006 and 2005 resulted in losses of $11.7 million and $8.8 million, respectively, which have been recognized as adjustments to the carrying value of the corresponding debt. See Note 16 for further discussion of the derivatives related to long-term debt.

        Aggregate contractual maturities of long-term obligations are as follows (in thousands):

Years Ending December 31,
2007	$358,831
2008	38,691
2009	92
2010	4
2011	—
Thereafter	818,316

$1,215,934

        At December 31, 2006 and 2005, the Company leased certain equipment under capital leases with interest rates ranging from approximately 1.63% to 12.67%. Included in other long-term obligations above as of December 31, 2006 are capital lease obligations totaling approximately $3.9 million, net of interest of $0.6 million. Included in other long-term obligations above as of December 31, 2005 are capital lease obligations totaling approximately $5.3 million, net of interest of $0.3 million. Total fixed assets under capital leases at December 31, 2006 and 2005 approximate $14.6 million and $12.2 million, respectively, with accumulated depreciation of approximately $9.7 million and $7.5 million, respectively.

NOTE 16—DERIVATIVE INSTRUMENTS

Derivatives Related to Loans Held for Sale

        The Company is exposed to additional risks in connection with its mortgage banking operations. LendingTree Loans is exposed to interest rate risk for loans it originates until those loans are sold in the secondary market ("loans held for sale"). The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are designated as fair value hedges. The fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. For loans held for sale that are hedged with forward delivery contracts, the carrying value of the loans held for sale and the derivative instruments are adjusted for the change in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative gain or loss as well as the offsetting hedged item loss or gain attributable to the hedged risk are recognized in the statement of operations as a component of revenue. The net of these adjustments represents the ineffective portion of highly effective hedges which is also recorded as a component of revenue. If it is determined that the hedging relationship is no longer highly effective, hedge accounting is discontinued. When hedge accounting is discontinued, the affected loans held for sale are no longer adjusted for changes in fair value. However, the changes in fair value of the derivative instruments are recognized in current earnings as a component of revenue. The fair value of the derivative instruments is recorded in "Other current assets" and/or "Other accrued liabilities" in the accompanying consolidated balance sheet. For the years ended December 31, 2006 and 2005, the Company recognized losses of $0.3 million and $1.4 million, respectively, related to hedge ineffectiveness and gains of $0.1 million and $0.1 million, respectively, related to changes in the fair value of derivative instruments when hedge accounting was discontinued.

        LendingTree Loans enters into commitments with consumers to originate loans at a locked in interest rate (interest rate lock commitments—"IRLCs"). IAC reports IRLCs as derivative instruments in accordance with SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. Similar to loans held for sale, the fair value of IRLCs is subject to change primarily due to changes in interest rates and fallout factors. Under LendingTree Loans' risk management policy, LendingTree Loans hedges the changes in fair value of IRLCs primarily by entering into forward delivery contracts which can reduce the volatility of earnings. Both the IRLCs and the related hedging instrument do not qualify for hedge accounting and are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue in the statement of operations. The net change in the fair value of these derivative instruments for the years ended December 31, 2006 and 2005 resulted in gains of $0.2 million and losses of $0.4 million, respectively, and have been recognized in the accompanying consolidated statements of operations. The IRLCs are recorded in "Other current assets" and/or "Other accrued liabilities" in the accompanying consolidated balance sheet. At December 31, 2006, there was $637.1 million of IRLC's notional value outstanding.

Derivatives Related to Long-term Debt

        IAC's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. IAC's risk management policy enables IAC to manage its exposure to the impact of interest rate changes. As such, from time to time, IAC may enter into interest rate swap transactions designated as fair value hedges with financial institutions to modify the interest characteristics on a portion of its long-term debt. In 2004 and 2003, the Company entered into various interest rate swap agreements related to a portion the 2002 Senior Notes, which effectively changed the Company's interest rate exposure on a portion of the debt from fixed to floating. As of December 31, 2006, of the $750 million total principal amount of the 2002 Senior Notes, the interest rate is fixed on $400 million and the balance of $350 million has been swapped to floating based on the spread over 6-month LIBOR. The changes in fair value of the interest rate swaps at December 31, 2006 and 2005 resulted in losses of $11.7 million and $8.8 million, respectively. The fair value of the contracts has been recorded in the accompanying consolidated balance sheet in "Other non-current assets" and/or "Other long-term liabilities" with a corresponding offset to the carrying value of the related debt. The derivative gain or loss in the period of change and the offsetting hedged item loss or gain attributable to the hedged risk are recognized in the consolidated statement of operations.

Derivatives Created in the Spin-Off

        As a result of the IAC Search & Media, Inc. (formerly Ask Jeeves, Inc.) acquisition, upon conversion of the Convertible Notes, holders would receive shares of IAC common stock or the cash equivalent of such shares, at the Company's option. Following the Spin-Off, IAC became obligated to deliver shares of both IAC common stock and Expedia common stock to the holders upon conversion of the Convertible Notes. IAC and Expedia may elect to deliver the cash equivalent in lieu of such shares upon conversion of the Convertible Notes. This obligation represents a derivative liability in IAC's accompanying consolidated balance sheet because it is not denominated solely in shares of IAC common stock. This derivative liability was valued at $22.8 million and $111.4 million at December 31, 2006 and 2005, respectively. Under the separation agreement related to the Spin-Off, Expedia contractually assumed the obligation to deliver shares of Expedia common stock or the cash equivalent of such shares to IAC upon conversion by the holders of the Convertible Notes. This represents a derivative asset in IAC's accompanying consolidated balance sheet valued at $15.9 million and $104.8 million at December 31, 2006 and 2005, respectively. Both of these derivatives are maintained at fair value each reporting period with any changes in fair value reflected in the consolidated statement of operations. The net change in the fair value of these derivatives for the years ended December 31, 2006 and 2005 resulted in a net loss of $9.1 million and a net gain of $4.4 million, respectively, which have been recognized in other income (expense) in the accompanying consolidated statements of operations. The derivative asset related to the Convertible Notes is recorded in "Other non-current assets" and the derivative liability related to the Convertible Notes is recorded in "Other long-term liabilities" in the accompanying consolidated balance sheet. At December 31, 2006, the principal amount of the Convertible Notes outstanding was $20.1 million.

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

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. This derivative contract has been designated as a cash flow hedge for accounting purposes and foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in the statement of operations and are offsetting. In addition, the remaining effective portion of the derivative gain or loss is recorded in other comprehensive income until the liability is extinguished. The change in fair value of this foreign exchange forward contract at December 31, 2006 and 2005 resulted in unrealized losses of $8.2 million and $5.1 million, respectively.

NOTE 17—COMMITMENTS

        The Company leases satellite transponders, computers, warehouse and office space, equipment and services used in connection with its operations under various operating leases, many of which contain escalation clauses.

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2007	$90,567
2008	75,336
2009	68,438
2010	55,230
2011	38,503
Thereafter	266,071

Total	$594,145

        Expenses charged to operations under these agreements were $107.3 million, $106.0 million and $84.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under letters of credit extended or under guarantees of debt, as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Letters of credit and surety bonds	$52,579	$50,204	$1,625	$75	$675
Purchase obligations	98,318	50,083	21,201	14,580	12,454

Total commercial commitments	$150,897	$100,287	$22,826	$14,655	$13,129

        The letters of credit ("LOCs") primarily consist of trade LOCs, which primarily relate to the Company's Retailing segment and are used for inventory purchases. Trade LOCs are guarantees of payment based upon the delivery of goods. Surety bonds primarily relate to the Company's Services sector, primarily its Lending segment. Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction. The purchase obligations primarily relate to a warehousing and logistics contract and several revenue share agreements, as well as telecommunications contracts with certain vendors related to data transmission lines and telephones.

NOTE 18—CONTINGENCIES

        In the ordinary course of business, the Company is a party to various lawsuits. In the opinion of management, the ultimate outcome of these lawsuits should not have a material impact on the liquidity, results of operations, or financial condition of the Company. Further, IAC does not believe that the amount of any additional liability that could be reasonably possible with respect to such matters will have a material adverse effect on its financial results. The Company also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 7 for discussion related to income tax contingencies.

NOTE 19—FINANCIAL INSTRUMENTS

        The additional disclosure below of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies when available. The Company's financial instruments include letters of credit and surety bonds. These commitments are in place to facilitate the commercial operations of certain IAC subsidiaries.

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$1,428,140	$1,428,140	$987,080	$987,080
Restricted cash	27,855	27,855	93,561	93,561
Accounts and notes receivable, net	528,505	528,505	426,697	426,697
Loans available for sale, net	345,896	357,859	372,512	381,810
Long-term obligations and short-term borrowings	(1,215,934)	(1,247,001)	(1,334,686)	(1,356,714)
Derivative contracts	(19,927)	(19,927)	(13,808)	(13,808)
Derivative assets created in the Spin-Off	15,931	15,931	104,900	104,900
Derivative liabilities created in the Spin-Off	(23,620)	(23,620)	(112,100)	(112,100)
Letters of credit and surety bonds	N/A	(52,579)	N/A	(65,869)

        The carrying amounts of cash and cash equivalents and restricted cash reflected in the accompanying consolidated balance sheets approximate fair value as they are maintained with various high-quality financial institutions or in short-term duration high-quality debt securities. The accounts and notes receivable, net, are short-term in nature and are generally settled shortly after the sale. The market value of loans available for sale, net, was estimated using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. The fair values of the 2002 Senior Notes and the Liberty Bonds, as well as the related derivative contracts, were estimated using quoted market prices. The carrying amounts for the remaining long-term obligations and short-term borrowings and all other financial instruments approximate their fair value. The carrying amounts of the derivative assets and derivative liabilities created in the Spin-Off are maintained at fair value, which is based upon appropriate valuation methodologies. See Note 11 for the discussion of the fair value of marketable securities.

NOTE 20—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        On July 19, 2005, IAC completed the acquisition of IAC Search & Media. As part of the transaction, IAC irrevocably and unconditionally guaranteed the Convertible Notes. IAC Search & Media is wholly owned by IAC.

        The following tables present condensed consolidating financial information as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 for: the guarantor, IAC, on a stand-alone basis; IAC Search & Media (since its acquisition on July 19, 2005), on a stand-alone basis; the combined non-guarantor subsidiaries of IAC; and, IAC on a consolidated basis.

        As of and for the year ended December 31, 2006:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance sheet:
Current assets	$1,182,540	$112,513	$2,517,284	$—	$3,812,337
Property and equipment, net	—	46,927	565,234	—	612,161
Goodwill and intangible assets, net	—	1,717,631	6,719,063	—	8,436,694
Investment in subsidiaries	12,580,625	1,213,669	11,879,871	(25,674,165)	—
Other assets	142,315	7,603	183,313	—	333,231

Total assets	$13,905,480	$3,098,343	$21,864,765	$(25,674,165)	$13,194,423

Current liabilities	$28,045	$7,658	$2,217,490	$(4)	$2,253,189
Long-term debt, less current portion	738,316	18,700	100,087	—	857,103
Other liabilities and minority interest	728,625	100,149	486,364	—	1,315,138
Intercompany liabilities	3,641,501	(168,663)	(3,472,838)	—	—
Interdivisional equity	—	3,142,127	20,370,318	(23,512,445)	—
Shareholders' equity	8,768,993	(1,628)	2,163,344	(2,161,716)	8,768,993

Total liabilities and shareholders' equity	$13,905,480	$3,098,343	$21,864,765	$(25,674,165)	$13,194,423

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations:
Net revenue	$—	$470,426	$5,807,212	$—	$6,277,638
Operating expenses	—	(483,886)	(5,540,381)	—	(6,024,267)
Interest (expense) income, net	(461,138)	4,761	468,676	—	12,299
Other income (expense), net	447,755	(1,624)	43,685	(456,108)	33,708
Income tax benefit (provision)	187,400	8,008	(320,545)	—	(125,137)
Minority interest in income of consolidated subsidiaries	772	—	(224)	—	548

Earnings (loss) from continuing operations	174,789	(2,315)	458,423	(456,108)	174,789
Discontinued operations, net of tax	17,846	—	8,267	(8,267)	17,846

Earnings (loss) before preferred dividends	192,635	(2,315)	466,690	(464,375)	192,635
Preferred dividends	—	—	—	—	—

Net earnings (loss) available to common shareholders	$192,635	$(2,315)	$466,690	$(464,375)	$192,635

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of cash flows:
Cash flows (used in) provided by operating activities attributable to continuing operations	$(159,787)	$97,661	$876,468	$—	$814,342
Cash flows provided by (used in) investing activities attributable to continuing operations	123,145	(23,721)	387,979	—	487,403
Cash flows provided by (used in) financing activities attributable to continuing operations	36,642	(98,598)	(831,255)	—	(893,211)
Net cash provided by discontinued operations	—	—	700	—	700
Effect of exchange rate changes on cash and cash equivalents	—	2,694	29,132	—	31,826
Cash and cash equivalents at the beginning of the period	—	72,977	914,103	—	987,080

Cash and cash equivalents at the end of the period	$—	$51,013	$1,377,127	$—	$1,428,140

        As of and for the year ended December 31, 2005:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance sheet:
Current assets	$1,107,587	$127,936	$2,933,781	$—	$4,169,304
Property and equipment, net	—	48,010	473,121	—	521,131
Goodwill and intangible assets, net	—	1,873,690	6,906,772	—	8,780,462
Investment in subsidiaries	11,887,813	1,204,757	11,879,871	(24,972,441)	—
Other assets	283,528	30,593	132,747	—	446,868

Total assets	$13,278,928	$3,284,986	$22,326,292	$(24,972,441)	$13,917,765

Current liabilities	$24,208	$39,379	$2,169,522	$7	$2,233,116
Long-term debt, less current portion	741,243	100,802	117,365	—	959,410
Other liabilities and minority interest	719,584	248,378	526,449	—	1,494,411
Intercompany liabilities	2,563,065	(60,410)	(2,502,655)	—	—
Interdivisional equity	—	2,959,415	20,916,380	(23,875,795)	—
Shareholders' equity	9,230,828	(2,578)	1,099,231	(1,096,653)	9,230,828

Total liabilities and shareholders' equity	$13,278,928	$3,284,986	$22,326,292	$(24,972,441)	$13,917,765

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations:
Net revenue	$—	$165,088	$5,251,418	$—	$5,416,506
Operating expenses	—	(163,206)	(4,912,322)	—	(5,075,528)
Interest (expense) income, net	(325,685)	(888)	389,937	—	63,364
Other income (expense), net	839,342	(1,706)	528,687	(782,354)	583,969
Income tax benefit (provision)	83,083	(864)	(471,945)	—	(389,726)
Minority interest in income of consolidated subsidiaries	(384)	—	(1,845)	—	(2,229)

Earnings (loss) from continuing operations	596,356	(1,576)	783,930	(782,354)	596,356
Discontinued operations, net of tax	279,794	—	279,623	(279,623)	279,794

Earnings (loss) before preferred dividends	876,150	(1,576)	1,063,553	(1,061,977)	876,150
Preferred dividends	(7,938)	—	—	—	(7,938)

Net earnings (loss) available to common shareholders	$868,212	$(1,576)	$1,063,553	$(1,061,977)	$868,212

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of cash flows:
Cash flows (used in) provided by operating activities attributable to continuing operations	$(1,117,322)	$38,864	$995,960	$—	$(82,498)
Cash flows (used in) provided by investing activities attributable to continuing operations	(52,012)	60,544	2,095,497	—	2,104,029
Cash flows provided by (used in) financing activities attributable to continuing operations	1,169,334	(25,502)	(3,847,018)	—	(2,703,186)
Net cash provided by discontinued operations	—	—	696,185	—	696,185
Effect of exchange rate changes on cash and cash equivalents	—	(929)	(26,219)	—	(27,148)
Cash and cash equivalents at the beginning of the period	—	—	999,698	—	999,698

Cash and cash equivalents at the end of the period	$—	$72,977	$914,103	$—	$987,080

        For the year ended December 31, 2004:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations:
Net revenue	$—	$—	$3,911,050	$—	$3,911,050
Operating expenses	—	—	(3,750,445)	—	(3,750,445)
Interest (expense) income, net	(168,772)	—	270,577	—	101,805
Other income, net	212,149	—	39,185	(200,627)	50,707
Income tax benefit (provision)	185,334	—	(267,294)	—	(81,960)
Minority interest in income of consolidated subsidiaries	(713)	—	(2,446)	—	(3,159)

Earnings from continuing operations	227,998	—	200,627	(200,627)	227,998
Discontinued operations, net of tax	(63,137)	—	(63,137)	63,137	(63,137)

Earnings before preferred dividends	164,861	—	137,490	(137,490)	164,861
Preferred dividends	(13,053)	—	—	—	(13,053)

Net earnings available to common shareholders	$151,808	$—	$137,490	$(137,490)	$151,808

Statement of cash flows:
Cash flows (used in) operating activities attributable to continuing operations	$(200,354)	$—	$673,423	$—	$473,069
Cash flows used in investing activities attributable to continuing operations	(200,565)	—	(890,735)	—	(1,091,300)
Cash flows provided by (used in) financing activities attributable to continuing operations	400,919	—	(660,694)	—	(259,775)
Net cash provided by discontinued operations	—	—	1,112,577	—	1,112,577
Effect of exchange rate changes on cash and cash equivalents	—	—	5,510	—	5,510
Cash and cash equivalents at the beginning of the period	—	—	759,617	—	759,617

Cash and cash equivalents at the end of the period	$—	$—	$999,698	$—	$999,698

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for 2006

        In 2006, $93.9 million in aggregate principal amount of Convertible Notes was converted by the holders. Upon conversion, 3.5 million shares of IAC common stock and 3.5 million shares of Expedia common stock were issued to the holders.

        Due to a reconciliation of federal and state income taxes for the 2005 period prior to the Spin-Off and as provided for in the tax sharing agreement entered into with Expedia at the time of the Spin-Off, the Company recorded a $17.8 million reduction to the amount distributed to Expedia shareholders in 2006 due to a reduced tax liability. The amount is included in the consolidated statement of shareholders' equity as an increase to additional paid-in capital.

Supplemental Disclosure of Non-Cash Transactions for 2005

        On July 19, 2005, IAC completed the acquisition of IAC Search & Media, Inc. (formerly Ask Jeeves, Inc.) and issued an aggregate of 37.9 million shares of IAC common stock valued at approximately $1.7 billion.

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

Supplemental Disclosure of Non-Cash Transactions for 2004

        In 2004, the Company recognized $39.9 million of paid-in-kind interest income on the VUE Series A Preferred interest received in connection with the formation of VUE.

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash paid during the period for:
Interest	$69,127	$81,524	$63,941
Income tax payments	117,945	957,765	112,231
Income tax refunds	(19,492)	(73,841)	(7,404)

NOTE 22—RELATED PARTY TRANSACTIONS

Continuing Operations

        The Company has various agreements with Microsoft Corporation ("Microsoft"), which was the beneficial owner of more than 5% of IAC's outstanding common stock during 2006, 2005 and 2004. These agreements include partner agreements, licensing agreements and support agreements with various subsidiaries, including Match.com and LendingTree. Total fees paid related to these agreements in 2006, 2005 and 2004 were approximately $66.1 million, $38.2 million and $41.7 million, respectively. Amounts payable related to these various agreements at December 31, 2006 and 2005 were $4.5 million and $2.8 million, respectively, and are included in "Other accrued liabilities" in the accompanying consolidated balance sheets.

        In connection with the Spin-Off, the Company and Expedia entered into various agreements, including, among others, a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement. In addition, in connection with and following the Spin-Off, the Company and Expedia have entered into various commercial agreements, which generally include distribution agreements, services agreements and advertising agreements. Total amounts received by the Company from Expedia related to these various agreements in 2006 and from August 9, 2005 to December 31, 2005 were approximately $10.6 million and $2.8 million, respectively. Amounts receivable by the Company from Expedia related to these various agreements at December 31, 2006 and 2005 were $0.9 million and $1.4 million, respectively, and are included in "Accounts and notes receivable, net" in the accompanying consolidated balance sheets. Total payments made by the Company to Expedia related to these various agreements in 2006 and from August 9, 2005 to December 31, 2005 were approximately $1.6 million and $0.8 million, respectively. Amounts payable to Expedia by the Company related to these various agreements at December 31, 2006 and 2005 were less than $0.1 million and $0.7 million, respectively, and are included in "Accounts payable, trade" and "Other accrued liabilities" in the accompanying consolidated balance sheets. The Company and Expedia expect to continue to work together for the foreseeable future pursuant to these and other commercial relationships. The Company and Expedia are related parties since they are under common control.

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

        IAC invested $0.5 million annually from 2004 through 2006 in convertible preferred stock of an online start-up venture controlled by IAC's Vice Chairman, Victor Kaufman. IAC has committed to invest a total of $2 million, which would give IAC preferred stock convertible into 20% of the outstanding common stock of the venture. IAC has various approval rights over significant transactions, the right to appoint directors to the board of directors proportionate to its holdings, and various forms of anti-dilution protection for its investment. It also has the option to purchase additional preferred stock for $20 million such that IAC would hold a 50% ownership percentage in the venture, the right to purchase Mr. Kaufman's shares on March 31, 2012 (or earlier under certain circumstances in the event that Mr. Kaufman is no longer the senior-most executive of the venture) at fair market value, and the right to put its investment to the venture at the time of the venture's first significant financing for the value of its stake implied by the terms of such financing, discounted by 30% to account for the illiquidity of the stock. Prior to making its investment, IAC received an analysis from an independent financial appraiser which concluded that the terms of IAC's investment, including the financial terms, were reasonable and consistent with, and in certain instances more favorable to IAC, than those contained in similar first-round financing transactions between unrelated parties. The terms of the transaction were negotiated between Mr. Kaufman and various members of IAC's senior management and approved by IAC's Audit Committee.

        During the period from January 1, 2005 through June 6, 2005 and during the year ended December 31, 2004, the Company paid $6.9 million and $5.7 million, respectively to the National Broadcasting Company, a subsidiary of GE, related to television advertising. Additionally, the Company launched a co-branded credit card program with a subsidiary of GE during 2004. Pursuant to the arrangement, the Company received approximately $1.9 million and $5.4 million during the period from January 1, 2005 through June 6, 2005 and the year ended December 31, 2004, respectively, in payments from the GE subsidiary, primarily in the form of revenue share payments in respect of purchases made pursuant to the co-branded card and sales and marketing support for the program. As a result of the sale of the Company's common and preferred interests in VUE on June 7, 2005, GE and its subsidiaries are no longer related parties. See Note 14 for discussion of the sale of the Company's VUE interests.

        During 2005 and 2004, the Company received $32.7 million and $64.8 million, respectively, which represents interest income on the VUE Series B preferred equity interests.

        During 2005 and 2004, the Company recognized $18.3 million and $39.9 million, respectively, which represents paid-in-kind interest income on the VUE Series A preferred equity interests.

        In 2004, the Company received distributions totaling $17.6 million from VUE.

Discontinued Operations

        The Company received payments from Expedia in connection with contact center outsourcing services provided by PRC. Total payments received with respect to these services from January 1, 2006 through November 28, 2006, the day prior to the sale of PRC, were $20.4 million. Additionally, from August 9, 2005 to December 31, 2005, payments received by the Company for such services totaled $6.2 million. Amounts receivable from Expedia related to these services at December 31, 2005 totaled $3.9 million. As a result of the PRC sale, there were no amounts receivable related to these services at December 31, 2006.

        The Company has various agreements with Microsoft, including a services agreement for use of data center services by Expedia.com. Total fees paid with respect to these agreements from January 1, 2005 through August 8, 2005, the day prior to the Spin-Off, and for the year ended December 31, 2004 were approximately $13.1 million and $12.6 million, respectively.

        From January 1, 2005 through June 6, 2005, the day prior to the sale of the Company's VUE interests, and for the year ended December 31, 2004, Expedia paid $8.6 million and $4.6 million, respectively, to the National Broadcasting Company related to television advertising.

NOTE 23—BENEFIT PLANS

        IAC has a retirement savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 16% of their pretax earnings, but not more than statutory limits. IAC contributes fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions for all plans were $14.8 million, $10.9 million and $7.5 million in fiscal 2006, 2005, and 2004, respectively. The increase in matching contribution in 2006 is primarily related to increased participation in the plan. The increase in matching contributions in 2005 is primarily related to acquisitions of various operating subsidiaries. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Investment options in the plan include IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock.

NOTE 24—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31,(a)(b)(c)	Quarter Ended June 30,(b)(c)(d)	Quarter Ended September 30,(b)(c)(e)	Quarter Ended December 31,(f)
	(In thousands, except per share data)
Year Ended December 31, 2006
Net revenue	$1,449,203	$1,510,333	$1,494,203	$1,823,899
Gross profit	709,094	738,496	731,765	877,053
Operating income (loss)	71,154	78,595	107,387	(3,765)
Earnings from continuing operations	46,416	57,586	68,095	2,692
Income (loss) from discontinued operations, net of tax	767	(3,778)	6,850	14,007
Earnings before preferred dividends	47,183	53,808	74,945	16,699
Net earnings available to common shareholders	47,183	53,808	74,945	16,699
Earnings per share from continuing operations available to common shareholders
Basic earnings per share	$0.15	$0.18	$0.23	$0.01
Diluted earnings per share	$0.14	$0.18	$0.22	$0.01
Earnings per share available to common shareholders
Basic earnings per share	$0.15	$0.17	$0.25	$0.06
Diluted earnings per share	$0.14	$0.17	$0.24	$0.05
Year ended December 31, 2005
Net revenue	$1,063,339	$1,301,961	$1,359,892	$1,691,314
Gross profit	491,751	595,605	646,340	820,239
Operating income	57,848	72,148	20,507	190,475
Earnings from continuing operations	28,232	412,083	36,499	119,542
Income (loss) from discontinued operations, net of tax	43,980	209,299	32,990	(6,475)
Earnings before preferred dividends	72,212	621,382	69,489	113,067
Net earnings available to common shareholders	68,949	618,119	68,077	113,067
Earnings per share from continuing operations available to common shareholders
Basic earnings per share (g)	$0.07	$1.27	$0.11	$0.37
Diluted earnings per share (g)	$0.07	$1.18	$0.10	$0.35
Earnings share available to common shareholders
Basic earnings per share (g)	$0.20	$1.92	$0.21	$0.35
Diluted earnings per share (g)	$0.19	$1.77	$0.20	$0.33

(a)
The first quarter of 2005 includes a $16.7 million gain on the sale of the Company's minority interest share in its Italian home shopping operations, partially offset by $15.0 million of other-than-temporary impairment losses on marketable securities.

(b)
The data presented for the first, second and third quarters of 2006 differ from the amounts reflected in the Company's Forms 10-Q for those periods due to the treatment of PRC and iBuy as discontinued operations with effect from the fourth quarter of 2006 and due to the treatment of Quiz TV Limited as a discontinued operation with effect from the second quarter of 2006. The data presented above for the first and second quarters of 2005 differ from the amounts reflected in the Company's Forms 10-Q for those periods due to the treatment of Expedia and TV Travel Shop as discontinued operations with effect from August 8, 2005 and the second quarter of 2005, respectively. PRC, iBuy, Quiz TV Limited, Expedia and TV Travel Shop are presented as discontinued operations for all periods presented.

(c)
Prior to the fourth quarter of 2005, certain direct origination and other processing costs associated with loans sold had been reported as operating expenses. These costs are now reported as a reduction to revenue, and have been reclassified in earlier periods to conform to the new presentation. There is no impact from the change to 2004 results, nor does it impact operating income for any period. The net revenue and gross profit for the first, second and third quarters of 2005 reflected above differ from the amounts reflected in the Company's first, second and third quarter Forms 10-Q for those periods due to this reclassification.

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

(f)
The fourth quarter of 2006 includes an impairment charge of $214.5 million related to a write-down of Discounts' goodwill and intangible assets that resulted from the Company's annual impairment review under SFAS No. 142, a tax benefit of $19.6 million related to release of deferred tax liabilities associated with a foreign equity investment net of an increase in the valuation allowance for a deferred tax asset associated with state net operating losses and an after-tax gain of $9.6 million related to the sale of PRC, IAC's Teleservices subsidiary.

(g)
Per common share amounts for the quarters may not add to the annual amount because of differences in the average common shares outstanding during each period. All earnings per share amounts reflect IAC's one-for-two reverse stock split in 2005.

NOTE 25—SUBSEQUENT EVENTS (UNAUDITED)

       During January and February 2007, IAC repurchased 7.6 million shares of IAC common stock for aggregate consideration of $288.2 million

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

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2006, the Company's internal control over financial reporting is effective. Ernst & Young LLP, our independent registered public accounting firm, audited the Company's consolidated financial statements included in this annual report on Form 10-K in accordance with the standards of the Public Company Accounting Oversight Board (United States) and has issued an attestation report, included herein, on management's assessment of the Company's internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

        The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), IAC management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
IAC/InterActiveCorp

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that IAC/InterActiveCorp maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IAC/InterActiveCorp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that IAC/InterActiveCorp maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, IAC/InterActiveCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the related consolidated balance sheets of IAC/InterActiveCorp and subsidiaries as of December 31, 2006 and 2005, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 26, 2007 expressed an unqualified opinion thereon.

New York, New York
February 26, 2007

                      /s/ Ernst & Young LLP

Item 9B.    Other Information

        None.

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive Proxy Statement to be used in connection with its 2007 Annual Meeting of Stockholders, or the 2007 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

        Information relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors and Management Information" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2007 Proxy Statement and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the section entitled "Corporate Governance" in the 2007 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by Item 402 of Regulation S-K is set forth in the sections entitled "Executive Compensation" and "Director Compensation" in the 2007 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Board Committees" and "Compensation Committee Report," respectively, in the 2007 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding ownership of IAC common stock and Class B common stock, and securities authorized for issuance under IAC's various equity compensation plans, is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2007 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions with IAC and director independence is set forth in the sections entitled "Certain Relationships and Related Party Transactions" and "Corporate Governance," respectively, in the 2007 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the section entitled "Fees Paid to Our Independent Registered Public Accounting Firm" in the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
List of documents filed as part of this Report:

(1)
Consolidated Financial Statements of IAC

    Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.

    Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004.

    Consolidated Balance Sheets as of December 31, 2006 and 2005.

    Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2006, 2005 and 2004.

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

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

Exhibit No.	Description	Location
2.1	Separation Agreement, dated as of August 9, 2005, between the Registrant and Expedia, Inc.	Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Designations of Series B Cumulative Convertible Preferred Stock of IAC/InterActiveCorp.	Exhibit 3.2 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.3	Amended and Restated Bylaws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on September 20, 2002.

4.1	Indenture (relating to the 7% Senior Notes due 2013), dated as of December 16, 2002, among the Registrant, USANi LLC, as Guarantor, and The Bank of New York (successor in interest to JPMorgan Chase Bank), as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.2	Form of 7% Senior Notes due 2013.	Exhibit B to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.3	Indenture (relating to the Zero Coupon Subordinated Convertible Notes of Ask Jeeves, Inc.), dated as of June 4, 2003, by and between Ask Jeeves, Inc. and The Bank of New York, as Trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on July 22, 2005.
4.4	Form of Zero Coupon Convertible Subordinated Note of Ask Jeeves, Inc.	Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on July 22, 2005.
4.5	Supplemental Indenture (relating to the Zero Coupon Subordinated Convertible Notes of Ask Jeeves, Inc.), dated as of July 19, 2005, by and among the Registrant, Ask Jeeves, Inc. and the Bank of New York Trust Company, N.A., as Trustee.	Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed on July 22, 2005.
4.6	Second Supplemental Indenture (relating to the Zero Coupon Subordinated Convertible Notes of Ask Jeeves, Inc.), dated as of August 9, 2005, by and among the Registrant, Ask Jeeves, Inc. and the Bank of New York Trust Company, N.A., as Trustee.	Exhibit 4.4 to the Registrant's Current Report on Form 8-K, filed on September 23, 2005.
4.7	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments relating to long-term obligations of the Registrant have been omitted but will be furnished to the Commission upon request.
4.8	Equity Warrant Agreement, dated as of February 4, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.9	Equity Warrant Agreement, dated as of May 7, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2002.

4.10	Forms of Equity Warrant Agreement and Optionholder Equity Warrant Agreement, in each case, between the Registrant and Mellon Investor Services LLC, as equity warrant agent.	Exhibits 4.2 and 4.4 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-104973), filed on August 6, 2003.
10.1	Amended and Restated Governance Agreement, among the Registrant, Liberty Media Corporation and Barry Diller, dated as of August 9, 2005.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Amended and Restated Stockholders Agreement between Liberty Media Corporation and Barry Diller, dated as of August 9, 2005.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.3	Tax Sharing Agreement between the Registrant and Expedia, Inc., dated as of August 9, 2005.	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.4	Employee Matters Agreement between the Registrant and Expedia, Inc., dated as of August 9, 2005.	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.5	Transition Services Agreement between the Registrant and Expedia, Inc., dated as of August 9, 2005.	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.6*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.	Incorporated by reference to Annex J to the Registrant's Definitive Proxy Statement, included in Amendment No. 3 to the Registrant's Registration Statement on Form S-4, filed with the Commission on June 17, 2005 (SEC File No. 333-124303).
10.7*†	Form of Terms and Conditions of Growth Share Awards under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.
10.8*†	Form of Terms and Conditions of Annual Vesting Awards under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.
10.9*	Form of Restricted Stock Unit Agreement for the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.	Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.10*	Amended and Restated 2000 Stock and Annual Incentive Plan.	Appendix B to the Registrant's Definitive Proxy Statement, dated April 30, 2003.
10.11*	HSN, Inc. 1997 Stock and Annual Incentive Plan.	Appendix F to the Registrant's Definitive Proxy Statement, dated January 13, 1998.

10.12*	Form of Restricted Stock Unit Agreement for the Amended and Restated 2000 Stock and Annual Incentive Plan and the HSN, Inc. 1997 Stock and Annual Incentive Plan.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated February 16, 2005.
10.13*	Home Shopping Network, Inc. 1996 Stock Option Plan for Employees.	Appendix A to the Home Shopping Definitive Proxy Statement, dated March 28, 1996.
10.14*	Summary of Non-Employee Director Compensation Arrangements.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated May 23, 2006.
10.15*	Silver King Communications, Inc. Directors' Stock Option Plan.	Appendix H to the Registrant's Definitive Proxy Statement, dated November 20, 1996.
10.16*	Deferred Compensation Plan For Non-Employee Directors.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.17*	IAC/InterActiveCorp Executive Deferred Compensation Plan.	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.18*	Stock Option Agreement between the Registrant and Barry Diller, dated as of June 7, 2005.	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.19*	Equity and Bonus Compensation Agreement, dated as of August 24, 1995, between Barry Diller and the Registrant.	Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.20*	Agreement between Victor Kaufman and the Registrant, dated as of February 5, 2004.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2004.
10.21*	Amendment No. 1, dated as of June 6, 2005, to Agreement dated as of February 5, 2004, between Victor Kaufman and IAC/InterActiveCorp.	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.22*†	Employment Agreement between Thomas J. McInerney and the Registrant, dated as of November 21, 2006.
10.23*†	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of November 21, 2006.
10.24*	Employment Agreement between Douglas R. Lebda and the Registrant, dated as of December 14, 2005.	Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
10.25*	Amended and Restated Restricted Share Grant and Shareholders' Agreement, dated as of July 7, 2003, among Forest Merger Corp., LendingTree, Inc., the Registrant and the Grantees.	Exhibit 99.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-105876), filed on July 10, 2003.

10.26	Shareholders Agreement, dated December 12, 1996, relating to Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co. Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.27	Services and Trademark License Agreement, dated as of December 12, 1996, between Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
21.1†	Subsidiaries of IAC/InterActiveCorp as of December 31, 2006.
23.1†	Consent of Ernst & Young LLP.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Reflects management contracts and management and director compensatory plans.

†
Filed herewith.

††
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2007	IAC/INTERACTIVECORP
	By:	/s/ BARRY DILLER Barry Diller Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2007:

Signature	Title

/s/ BARRY DILLER Barry Diller	Chairman of the Board, Chief Executive Officer and Director
/s/ VICTOR A. KAUFMAN Victor A. Kaufman	Vice Chairman and Director
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer
/s/ MICHAEL H. SCHWERDTMAN Michael H. Schwerdtman	Senior Vice President and Controller (Chief Accounting Officer)
/s/ WILLIAM H. BERKMAN William H. Berkman	Director
/s/ EDGAR BRONFMAN, JR. Edgar Bronfman, Jr.	Director
/s/ DONALD R. KEOUGH Donald R. Keough	Director

/s/ BRYAN LOURD Bryan Lourd	Director
/s/ JOHN C. MALONE John C. Malone	Director
/s/ ARTHUR C. MARTINEZ Arthur C. Martinez	Director
/s/ STEVEN RATTNER Steven Rattner	Director
/s/ GEN. H. NORMAN SCHWARZKOPF Gen. H. Norman Schwarzkopf	Director
/s/ ALAN G. SPOON Alan G. Spoon	Director
/s/ DIANE VON FURSTENBERG Diane Von Furstenberg	Director

Schedule II

IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2006
Allowance for doubtful accounts	$28,437	$26,832		$358		$(25,575	)(3)	$30,052
Sales returns accrual	38,831	6,623		249		(4,915)		40,788
Deferred tax valuation allowance	41,664	12,795	(1)	3,801	(2)	—		58,260
Other reserves	2,981							3,250
2005
Allowance for doubtful accounts	$16,768	$20,469		$12,876	(5)	$(21,676	)(3)	$28,437
Sales returns accrual	29,933	5,155		7,059	(5)	(3,316)		38,831
Deferred tax valuation allowance	104,711	12,516	(4)	(75,563	)(6)	—		41,664
Other reserves	4,705							2,981
2004
Allowance for doubtful accounts	$21,229	$6,356		$1,730		$(12,547	)(3)	$16,768
Sales returns accrual	29,338	404		—		191		29,933
Deferred tax valuation allowance	263,586	—		(36,738	)(7)	(122,137	)(8)	104,711
Other reserves	4,935							4,705

(1)
Amount is primarily related to IAC and LendingTree state net operating losses which impacted the income tax provision.

(2)
Amount is primarily related to Ask's acquired foreign and state net operating losses which impacted goodwill.

(3)
Write-off of fully reserved accounts receivable.

(4)
Amount is primarily related to HSN International and IAC net operating loss carryforward, which impacted the income tax provision.

(5)
Amounts are primarily related to the acquisitions of IAC Search & Media and Cornerstone Brands in 2005.

(6)
Amount is primarily related to the write-off of previously unbenefited deferred tax assets for HSN International foreign net operating losses.

(7)
Amount is primarily related to LendingTree net operating loss carry forward, which impacted goodwill.

(8)
Amount is primarily related to the net operating losses of HSN International that either expired or were utilized during the year.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
DESCRIPTION OF IAC BUSINESSES
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MANAGEMENT OVERVIEW
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Consolidated Financial Statements and Supplementary Data
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
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
IAC/INTERACTIVECORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
SIGNATURES
IAC/INTERACTIVECORP AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS